Form 10-K
period 1993-12-31
ALASKA AIR GROUP INC
filed 1994-02-08
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549
                              FORM 10-K
(Mark One)
(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993
                                   OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from  . . . . . . . .  to  . . . . . . . .

Commission File Number 1-8957
                       ALASKA AIR GROUP, INC.
       (Exact name of registrant as specified in its charter)

           Delaware                                91-1292054
(State or other jurisdiction of incorporation     (I.R.S. Employer
                or organization)                  Identification No.)

       19300 Pacific Highway South, Seattle, Washington 98188
              (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (206) 431-7040

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class        Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value      New York Stock Exchange
Rights to Purchase Series A Participating
Preferred Stock                    New York Stock Exchange
7-3/4%Convertible Subordinated Debentures
     Due 2010                      Unlisted
6-7/8%Convertible Subordinated Debentures
     Due 2014                      New York Stock Exchange
7-1/4%Convertible Subordinated Notes
     Due 2006                      New York Stock Exchange
10.21%Series B Cumulative Redeemable
     Preferred Stock Due 1997      Unlisted

  As of December 31, 1993, common shares outstanding totaled 13,341,621. The aggregate market value of the common shares of Alaska Air Group, Inc. held by nonaffiliates, 13,228,830 shares, was approximately $187 million (based on the closing price of these shares, $14.125, on the New York Stock Exchange on such date).

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes    X     No ____

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

DOCUMENTS TO BE INCORPORATED BY REFERENCE

 Title of Document    Part Hereof Into Which Document to be
Incorporated

Definitive Proxy Statement
Relating 1994 Annual Meeting
of Shareholders                            Part III


Exhibit Index begins on page 40.
PART I

ITEM 1.   BUSINESS

General
Alaska Air Group, Inc. (Air Group or the Company) is a holding company incorporated in Delaware in 1985. Its two principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Both subsidiaries operate as airlines. However, each subsidiary's business plan, competition and economic risks differ substantially due to the passenger capacity and range of aircraft operated. Alaska is a national airline, operates an all jet fleet, and its average passenger trip is 860 miles. Horizon is a regional airline, primarily operates a turboprop fleet, and its average passenger trip is 200 miles. Business segment information is reported in Note 10 of the Notes to Consolidated Financial Statements. The Company's executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188.

The business of the Company is somewhat seasonal. Quarterly operating income tends to peak during the third quarter.

Alaska
Alaska Airlines is an Alaska corporation, organized in 1937. Alaska serves 37 airports in six states (Alaska, Washington, Oregon, California, Nevada and Arizona), five cities in Mexico and three cities in Russia. Over half of the U.S. airports served by Alaska are located in the state of Alaska. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. Alaska Airlines also serves almost 60 small communities in Alaska through subcontracts with five local carriers.

In 1993, Alaska carried 6.4 million passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 29% of Alaska's total revenue passenger miles, while West Coast traffic accounted for 59% and the Mexico markets 12%. Based on passenger enplanements, Alaska's leading airports are Seattle, Portland, Anchorage and Los Angeles. Based on revenues, its leading nonstop routes were Seattle-Anchorage, Seattle-Los Angeles and Seattle-San Francisco.

Alaska's operating fleet at December 31, 1993 consisted of 66 jet aircraft.

Horizon
Horizon, a Washington corporation, began service in 1981 and was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves 33 airports in six states (Washington, Oregon, Montana, Idaho, Utah and California) and two cities in Canada. In 1993, Horizon carried 2.8 million passengers. Based on passenger enplanements, Horizon's leading airports are Seattle, Portland, Spokane and Boise. Based on revenues, its leading nonstop routes were Seattle-Portland, Seattle-Spokane, Seattle-Boise, Seattle-Vancouver, B.C. and Portland-Boise. At December 31, 1993, Horizon's operating fleet consisted of five jet and 51 turboprop aircraft.

Horizon flights are listed under the Alaska Airlines designator code in airline computer reservation systems. Certain Horizon flights are dual-designated in these reservation systems as Northwest
Airlines and Alaska Airlines. Currently, 31% of Horizon's passengers connect to either Alaska or Northwest.

Airline Regulation
United States Department of Transportation (DOT) - The DOT has the authority to regulate certain airline economic functions including financial and statistical reporting, consumer protection, computerized reservations systems and essential air transportation. The DOT is also charged with determining which U.S. carriers will receive the authority to provide service to international destinations. International operating authority is subject to bilateral agreements between the United States and the respective countries. The countries establish the number of carriers to provide service, approve the carriers which are selected to provide such service and the size of aircraft to be used. The DOT reviews the carriers authorized under bilateral agreements every five years. Horizon's authority to operate the Seattle-Vancouver route, the Seattle-Victoria route and the Portland-Vancouver route is to be reviewed in August 1997, May 1994 and January 1995, respectively. Alaska's authority to serve its various Mexico destinations are to be reviewed during 1994, 1995 and 1996. The bilateral agreement with Russia will be reviewed in April 1995. The Company expects to be granted authority to continue to operate its international routes.

Federal Aviation Administration (FAA) - The FAA, an agency within the DOT, has jurisdiction to regulate aviation safety generally, including: the licensing of pilots and maintenance personnel; the establishment of minimum standards for training and maintenance; and technical standards of flight, communications and ground equipment. All aircraft must have and maintain certificates of airworthiness issued by the FAA. Alaska and Horizon aircraft, maintenance facilities and procedures are subject to inspection by the FAA. The FAA has the authority to suspend temporarily or revoke permanently the authority of an air carrier or its licensed personnel for failure to comply with Federal Aviation Regulations and to levy civil penalties for such failure.

Labor Relations - The air transportation industry is regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements.

Environmental - Special noise ordinances or agreements restrict the type of aircraft, the timing and the number of flights operated by Alaska and other air carriers at five Los Angeles area airports plus San Diego, Palm Springs, San Francisco, and Seattle.

In late 1990, Congress passed the Airport Noise and Capacity Act of 1990 (Act). The Act addressed the need to establish a national aviation noise policy and limit the ability of airports and local communities to implement procedures that would interfere with interstate commerce or the national air transportation system. The Act also called for the phase out of Stage II airplanes (generally older aircraft not meeting certain noise emission standards) in the contiguous 48 states by December 31, 1999. The Stage II phase-out provisions of the Act do not apply to aircraft operated solely within the state of Alaska. To implement the phase out within the contiguous 48 states, the FAA has proposed regulations and a timetable. Alaska believes that its current fleet plan will enable it to comply with the FAA's proposed regulations.

Competition
Competition within the air transportation industry is intense.
Currently, any domestic air carrier deemed fit by the U.S.
Department of Transportation (DOT) is allowed to operate scheduled passenger service in the United States. Together, Alaska and Horizon carry less than 2% of all U.S. passenger traffic.

Alaska and Horizon compete in the West Coast and Arizona markets with both established carriers (such as United, United Express, Delta, American, MarkAir, and America West) and new low-cost carriers (such as Morris Air and Reno Air). In December 1993, Southwest Airlines purchased Morris Air. Alaska also competes primarily with United, Northwest, Delta and MarkAir in the Lower 48-to-Alaska market. Some of these competitors are substantially larger than Alaska and Horizon, have greater financial resources and have more extensive route systems. Due to its shorthaul markets, Horizon is subject to competition from surface transportation, particularly the private automobile.

Alaska and Horizon provide numerous departures from smaller cities to larger "hub" cities and, where possible, connecting flights to a passenger's final West Coast destination. Both airlines distinguish themselves from competitors by providing a higher level of customer service. The airlines' excellent service in the form of attention to customer needs, high-quality food and beverage service, more legroom, well-maintained aircraft and other amenities has been recognized by independent studies and surveys of air travelers. Alaska and Horizon maintain competitive fares, offering discount or promotional fares to the extent necessary to maintain market share.

Most large U.S. carriers have developed, independently or in partnership with others, large computerized reservation systems
(CRS). Since the deregulation of fares and schedules, travel agents have contracted to use these systems in selling tickets. Airlines, including Alaska and Horizon, are charged industry-set fees to have their flight schedules included in the various CRS displays. These systems have become the predominant means of distributing airline tickets. Due to their competitive importance, DOT rules require the vendors of such systems to provide unbiased displays of all airline schedules and fares. In 1992, the DOT adopted new rules in this area to reduce anti-competitive practices.

Frequent Flyer Program
All major airlines have established frequent flyer programs offering incentives to maximize travel on that particular carrier. Alaska has a Mileage Plan (MP) that allows customers to earn mileage credits while flying on Alaska, Horizon and other participating airlines, and by using the services of participating banks, hotels and car rental firms. Alaska reserves the right to change the MP terms, conditions, partners, mileage credits and/or award levels.

Mileage credits can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage credit, MP members notify Alaska of their award selection. Once selected, modifications to such awards are limited. Over 90% of the flight awards selected are subject to blackout dates and capacity-controlled seating. Currently, credits earned must be redeemed within three years, otherwise they expire.

As of the year end 1993 and 1992, Alaska estimates that 698,000 and 585,000 roundtrip flight awards could have been redeemed by MP members who have mileage credits exceeding the 15,000 mile free ticket threshold. However, at December 31, 1993, fewer than 14% of these flight awards were actually issued and outstanding.

Alaska accrues the incremental cost associated with flight awards above the 15,000 mile level. In addition, a proportion of the incremental cost of a flight award is accrued for 21% of the accumulated mileage credits of MP members whose account balances are less than 15,000 miles. The resulting accrued liability covers 65% of the total accumulated mileage credit. At December 31, 1993 and 1992, the accrued liability was $5.9 million and $8.4 million, respectively.

The incremental cost to transport a passenger on a free trip includes the cost of fuel, meals, and insurance. The incremental cost does not include any contribution to overhead, aircraft cost or profit.

The number of roundtrip flight awards used on Alaska were 188,000, 174,000 and 119,000 for the years 1993, 1992 and 1991, respectively. These awards represent approximately 5% of the total passenger miles flown for each period. Given this low usage, seat availability and seat restrictions on popular flights, Alaska believes that displacement of revenue passengers by those using flight awards is minimal.

Selected Quarterly Consolidated Financial Information (Unaudited)

Selected financial data for each quarter of 1993 and 1992 is as follows (in thousands, except per share):

                           1st  Quarter        2nd  Quarter        3rd  Quarter        4th  Quarter
                         1993      1992      1993      1992      1993      1992      1993      1992
Operating revenues   $250,242  $258,208  $277,483  $277,145  $323,386  $321,087  $277,218  $258,938
Operating
 income (loss)        (16,846)  (20,113)    2,082   (19,051)   20,687     3,793   (22,696)  (59,470)
Income (loss) before
 accounting change    (15,033)  (15,682)   (3,589)  (17,774)    8,028    (2,215)  (20,324)  (44,599)
Accounting change           -    (4,567)        -         -         -         -         -         -
Net income (loss)     (15,033)  (20,249)   (3,589)  (17,774)    8,028    (2,215)  (20,324)  (44,599)

Primary earnings
(loss) per share:
Income (loss) before
 accounting change      (1.25)    (1.31)     (.33)    (1.46)      .60      (.29)    (1.52)    (3.47)
Accounting change           -      (.34)        -         -         -         -         -         -
Net income (loss)       (1.25)    (1.65)     (.33)    (1.46)      .60      (.29)    (1.52)    (3.47)

Fully diluted
earnings per share          *         *         *         *       .47         *         *         *

* Anti-dilutive

The amounts shown for the first quarter 1992 differ from that previously reported due to the January 1, 1992 adoption of Financial Accounting Standards No. 106, "Accounting for
Postretirement Benefits Other than Pensions." The cumulative effect of the change in accounting is reported in the first quarter of 1992. The effect of the accounting change on subsequent quarters of 1992 is immaterial.

The total of the amounts shown as quarterly earnings per share may differ from the amount shown on the Consolidated Statement of Income because the annual computation is made separately and is based upon average number of shares and equivalent shares outstanding for the year. (See Note 1 of the Notes to Consolidated Financial Statements.)

A discussion of the fourth quarter 1993 results is included in Management's Discussion and Analysis of Results of Operations and
Financial Condition.

Employees
Alaska had 6,243 active full-time and part-time employees at December 31, 1993, of which approximately 85% are represented by labor unions.

The unions and the number of Alaska employees represented by each as of December 31, 1993 and the amendable dates of existing contracts are outlined below:


                                        Number of
Union               Employee Group      Employees  Contract Status

International       Mechanic,           1,493      Amendable 9/1/97
Association of      Rampservice and
Machinists and      related
Aerospace Workers   classifications

                    Clerical, Office    1,843      Amendable
                    and Passenger                  9/30/92
                    Service                        (In negotiation)

Air Line Pilots     Pilots              888        Amendable
Association                                        12/1/97
International

Association of      Flight Attendants   1,011      Amendable
Flight Attendants                                  10/1/90
                                                   (In negotiation)

Mexico Workers      Mexico Airport      66         Amendable 4/1/94
Association of Air  Personnel
Transport

Transport Workers   Dispatchers         16         Amendable
                                                   4/24/96

Horizon had 2,490 active full-time and part-time employees at December 31, 1993, of which approximately 20% are represented by labor unions.

The unions and the number of Horizon employees represented by each as of December 31, 1993 and the amendable dates of existing contracts are outlined below:

                                       Number of
Union                Employee Group    Employees  Contract Status
Transport Workers    Mechanics and     234        Amendable 1/1/95
Union of America     related
                     classifications

                     Dispatchers       26         In negotiation

Association of       Flight            189        Amendable 4/20/94
Flight Attendants    Attendants

Canadian Brotherhood Station           58         Amendable 7/10/95
of Railway,          personnel in
Transport and        British Columbia
General Workers

The Company's labor contracts currently in negotiation are not expected, when finalized, to have a material adverse impact on results of operations.


ITEM 2.    PROPERTIES

Aircraft
The following table describes the aircraft operated and their average age at December 31, 1993.

                                                           Average
                         Passenger                         Age
Aircraft Type            Capacity   Owned  Leased  Total   in Years

Alaska Airlines
Boeing 727-100           12/92      1      -       1       27
Boeing 727-200           12/131     -      4       4       14
Boeing 737-200C          0/111      3      4       7       14
Boeing 737-400           10/126     2      14      16      1
McDonnell Douglas MD-80  10/128     12     26      38      6
                                    18     48      66      6

Horizon
Fairchild Metroliner III 18         5      23      28      8
de Havilland Dash 8      37         -      23      23      5
Fokker F-28              65         -      5       5       22
                                    5      51      56      8
Total                               23     99      122

Part II, Item 7., "Management's Discussion and Analysis of Results of Operations and Financial Condition," discusses future orders and options for additional aircraft.

Twelve of the 18 aircraft owned by Alaska as of December 31, 1993 are subject to liens securing long-term debt. Alaska's leased Boeing 727-200s will all be retired by May 1994. The leased McDonnell Douglas MD-80 aircraft have expiration dates of 1994 to 2013. The B737-400 leases expire in 2000-2001. In late 1993,
Horizon took delivery of two Dornier 328 aircraft, which will be placed in service in early 1994. Horizon's leased Fairchild Metroliner III, de Havilland Dash 8, Fokker F-28 and Dornier 328 aircraft have base-term expiration dates of 1994 to 2001, 1995 to 2006, 1996 to 1997, and 2008, respectively. Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. The Company has the right to terminate each of the B737-400 leases on the third anniversary of an aircraft's delivery date for an average fee of $260,000. For information regarding obligations under capital leases and long-term operating leases, see Note 5 to the Consolidated Financial Statements.

Ground Facilities and Services
Alaska and Horizon lease ticket counters, gates, cargo and baggage, office space and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings at various Alaska cities and Horizon owns its terminal at the Portland International Airport.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include: a three-bay hangar facility with maintenance shops; a flight operations and training center; an air cargo facility; a reservation and office facility; a four-story office building; its corporate headquarters; and two storage warehouses. Alaska also leases a two-bay hangar/office facility at Sea-Tac.

Alaska's other major facilities include: its Anchorage regional headquarters building and Phoenix reservations center; a leased two-bay maintenance facility in Oakland; and a leased hangar/office facility in Anchorage.

Horizon owns its Seattle corporate headquarters building and leases a maintenance facility at the Portland airport.


ITEM 3.   LEGAL PROCEEDINGS

In October 1991, Alaska gave notice of termination of its code sharing and frequent flyer relationship with MarkAir, an airline based in the state of Alaska. Both companies have filed suit against one another in connection with that termination alleging breach of contract and other causes of action under state law. In addition, MarkAir claimed that the termination was in violation of Federal Antitrust Laws. MarkAir filed for protection under Chapter 11 of the U.S. Bankruptcy Code in June 1992. In December 1993, MarkAir agreed to dismiss all antitrust claims against the Company. That agreement is awaiting final approval by the U.S. District Court which has jurisdiction over the case. MarkAir and Alaska will be free to pursue the breach of contract and other state law claims after dismissal of the antitrust suit.

In December 1992, the U.S. Department of Justice filed suit against most major domestic airlines, including the Company, alleging that they have violated the antitrust laws by conspiring to fix prices for domestic airline tickets in violation of Section 1 of the Sherman Act. Two airlines have entered into consent decrees with the U.S. Department of Justice.

The Company believes the ultimate resolution of the above legal proceedings will not result in a material adverse impact on the financial position of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Alaska Air Group, Inc., their positions and their respective ages (as of March 1, 1994) are as follows:

                                                         Officer
                                                         Continuously
Name              Position                         Age   Since

Raymond J. Vecci  Chairman, President and Chief     51   1979
                  Executive Officer of Alaska Air
                  Group, Inc. and Alaska Airlines,
                  Inc.

Marjorie E. Laws  Vice President/Corporate Affairs  53   1983
                  and Corporate Secretary of
                  Alaska Air Group, Inc. and
                  Alaska Airlines, Inc.

J. Ray Vingo      Vice President/Finance & Chief    55   1983
                  Financial Officer of Alaska Air
                  Group, Inc. and Alaska Airlines,
                  Inc.; Treasurer of Alaska Air
                  Group, Inc.

Steven G.         Vice President/Legal and General  54   1988
Hamilton          Counsel of Alaska Air Group,
                  Inc. and Alaska Airlines, Inc.


                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

As of December 31, 1993, there were 13,341,621 shares of common stock issued and outstanding and 6,524 shareholders of record. The Company also held 3,153,589 treasury shares at a cost of $71.8 million. Cash dividends totaling $.15 per share were declared in 1992. In December 1992, the Company suspended the quarterly dividend on the common stock due to the 1992 net loss and the difficult economic environment. Air Group's common stock is listed on the New York Stock Exchange (symbol: ALK).

The following table shows the trading range of Alaska Air Group common stock on the New York Stock Exchange for 1993 and 1992.


                               1993                      1992
                      High       Low           High       Low

First Quarter       18        15-5/8         23-7/8    18-1/4
Second Quarter      17-7/8    14-1/4         22        17-1/8
Third Quarter       15        12-1/4         19-1/2    17-1/4
Fourth Quarter      17-3/8    12-1/2         17-5/8    14-3/4

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

Year Ended December 31               1993        1992        1991       1990       1989
FINANCIAL DATA (a) (In Thousands, Except Per Share)
Operating Revenues
Passenger                      $1,001,975  $1,000,618    $999,859    $953,247  $833,847
Freight, mail and other           126,354     114,760     104,172      93,718    82,690
Total Operating Revenues        1,128,329   1,115,378   1,104,031   1,046,965   916,537
Operating Expenses              1,145,102   1,210,219   1,069,405   1,018,546   846,576
Operating Income (Loss)           (16,773)    (94,841)     34,626      28,419    69,961
Interest expense, net of
 interest capitalized             (37,178)    (37,121)    (31,879)    (11,242)  (15,664)
Interest income                     7,088       7,374      11,698       7,312    12,661
Other - net                         1,051      (1,118)      1,762       3,429     2,409
Income (loss) before
 income tax expense
 and accounting change           $(45,812)  $(125,706)    $16,207     $27,918   $69,367
Income (loss) before
 accounting change               $(30,918)   $(80,270)    $10,338     $17,167   $42,935
Net Income (Loss)                $(30,918)   $(84,837)    $10,338     $17,167   $42,935

Per Common Share Data:
Average shares outstanding-
 primary (000)                     13,340      13,309      13,413      13,675    15,851
Primary earnings per share
 before accounting change          $(2.51)     $(6.53)       $.27        $.82     $2.71
Primary earnings per share(a)      $(2.51)     $(6.87)       $.27        $.82     $2.71
Fully diluted earnings
 per share(a)                         (b)         (b)         (b)         (b)     $2.51
Cash dividends per share                -        $.15        $.20        $.20      $.20
Book value per share               $12.51      $14.76      $21.50      $21.23    $22.08

Working capital (deficit)        $(61,317)   $(85,233)   $(10,868)  $(128,265)   $9,468
Property and equipment,net       $690,606    $790,910    $819,787    $700,378  $536,503
Total assets                   $1,134,954  $1,208,358  $1,225,455  $1,021,404  $874,075
Long-term debt and
 capital lease obligations       $525,418    $487,847    $499,971    $281,759  $227,044
Redeemable preferred stock              -     $61,235     $60,947     $60,665         -
Shareholders' equity             $166,833    $196,724    $284,447    $279,833  $341,872
Return on average
 shareholders' equity(c)          (18.4%)     (38.0%)        1.3%        3.6%     13.2%
Ratio of earnings to
 fixed charges(d)                     .51       (.37)         .97        1.13      2.30

AIRLINE OPERATING DATA
Revenue passengers (000)            9,189       8,629       7,889       7,274     6,604
Revenue passenger
 miles (000,000)                    6,074       6,023       5,353       4,851     4,376
Avialable seat
 miles (000,000)                   10,412      10,522       9,575       9,099     7,926
Revenue passenger
 load factor                        58.3%       57.2%       55.9%       53.3%     55.2%
Breakeven passenger
 load factor                        60.3%       63.7%       55.1%       51.8%     50.5%
Yield per passenger
 mile (cents)                        16.5        16.6        18.7        19.6      19.1
Operating expenses per
 available seat mile (cents)         11.0        11.5        11.2        11.2      10.7
Average number of employees(e)      8,458       8,666       8,081       7,653     6,661

(a) For 1992, primary earnings per share includes ($.34) for the $4.6 million cumulative effect of the postretirement benefits accounting change as of January 1, 1992.
(b) Anti-dilutive.
(c) For the 1990-1993 calculations, net income (loss) was reduced for preferred stock dividends and shareholders' equity excluded redeemable preferred stock.
(d) For 1993, 1992 and 1991, earnings are inadequate to cover fixed charges by $50 million, $142.1 million and $2.4 million, respectively.
(e) Full-time equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
       OPERATIONS AND FINANCIAL CONDITION

Industry Conditions
The Company's operating results improved in 1993, yet the Company continued to post a net loss. The Company and the entire airline industry have been negatively impacted by a weak economy, over capacity of aircraft, continued operation of bankrupt carriers and low-cost, new entrants.

These factors were particularly evident on the West Coast due to the economic recession in California and the growth of new entrant carriers. The result has been a significant decrease in air fares.

The Company has responded to the changing industry environment by cutting costs, retiring older aircraft, and reducing capital spending. In 1993, the Company implemented a comprehensive cost-reduction program, which resulted in more than $80 million of annual cost savings.

Results of Operations
FOURTH QUARTER 1993 AND 1992 The consolidated net loss for the fourth quarter 1993 was $20.3 million, or $1.52 per share, compared to a loss of $44.6 million, or $3.47 per share, for fourth quarter 1992. Results for 1993 and 1992 include after-tax special charges of $9.8 million and $16.6 million, respectively. Before these charges, the fourth quarter 1993 net loss was $10.5 million, or $.79 per share, compared to a loss of $28.0 million, or $2.23 per share, for the fourth quarter 1992. The special charges are to recognize the lower value of the Boeing 727 fleet and the acceleration of its retirement.

Fourth quarter 1993 operating revenues were $277.2 million, up 7% from the $258.9 million reported for the prior-year quarter.
Passenger traffic was up 28%, but passenger yield (revenue per passenger mile) was down 17% from 17.9 cents in 1992 to 14.8 cents in 1993.

Fourth quarter 1993 operating expenses decreased 6% (3% excluding the special charges) to $299.9 million from $318.4 million for fourth quarter 1992.

Wages and benefits decreased $2.9 million (3%) due to a 4% decrease in employees offset by higher average wage rates. Maintenance expense decreased $6.7 million due to the replacement of old aircraft during the past year. Aircraft rent and depreciation expense increased $6.3 million (13%) with the addition of six new aircraft to the fleet over the past year. Excluding special charges, all other expenses decreased $4.3 million (3%). Increased flying combined with cost savings caused operating cost per available seat mile to decline from 12.2 cents to 10.6 cents, or 13% (excluding the special charges).

Fourth quarter 1993 nonoperating net expense decreased $2.3 million primarily due to lower interest rates on debt.

1993 COMPARED WITH 1992 The consolidated net loss for 1993 was $30.9 million, or $2.51 per share, compared with $84.8 million net loss, or $6.87 per share, for 1992. The results include an after-tax charge of $9.8 million in 1993 and $16.6 million in 1992 to recognize the lower value of the Boeing 727 fleet and the acceleration of its retirement. In addition, 1992 includes a $4.6 million charge related to a change in accounting for postretirement benefits. Without such charges, the 1993 net loss would have been $21.1 million, or $1.77 per share, compared with $63.6 million net loss, or $5.28 per share, for 1992.

The operating loss for 1993 was $16.8 million compared to an operating loss of $94.8 million for 1992. The improved operating results reflect lower operating expenses.

Operating revenues increased 1% in 1993 to $1.128 billion.
Passenger revenues, which accounted for 89% of total operating revenues, increased slightly to $1.002 billion, while freight and mail revenues increased 9% to $84.0 million, and other revenues increased by 13% to $42.3 million.

Passenger revenues were negatively impacted in 1993 by aggressive fare discounting. Passenger yields were up 11% during the first half of 1993 but dropped significantly during the last half of 1993. For all of 1993, yields declined .1 cent from 16.6 cents in 1992 to
16.5 cents in 1993. A 1 cent change in yields affects annual revenues by approximately $60 million. Passenger traffic was down 12% during the first half of 1993 but lower fares stimulated traffic during the last half of 1993. For all of 1993, passenger traffic increased 1%.

Freight and mail revenues increased $6.7 million (9%) in 1993 due to increased freight and mail rates and increased service in Alaska.
Other-net revenues were up $4.9 million (13%) in 1993 due to increased revenues from Alaska's frequent flyer program.

Operating Expenses Operating expenses decreased 5% to $1.145 billion from $1.210 billion in 1992. The $65 million reduction in expenses was primarily due to a cost reduction program initiated during the first quarter 1993. Operating expenses per ASM declined 4%, from 11.5 cents to 11.0 cents. The table below shows the major operating expense elements on a unit-cost basis for 1993 and 1992:


                               Operating Expenses Per ASM (In Cents)
                                                 Increase          %
                               1993    1992    (Decrease)     Change

Wages and benefits             3.53    3.51           .02          1
Aircraft fuel                  1.37    1.55         (.18)       (12)
Aircraft maintenance            .65     .83         (.18)       (22)
Aircraft rent                  1.49    1.18           .31         26
Commissions                     .77     .82         (.05)        (6)
Depreciation & amortization     .56     .54           .02          4
Special charges                 .14     .25         (.11)         NM
Other                          2.49    2.83         (.34)       (12)
Total                         11.00   11.51         (.51)        (4)

Fuel expense per ASM decreased 12% due to the use of more fuel efficient aircraft and a 3% decrease in the cost of fuel. The average cost per gallon during 1993 was 67.6 cents, down from 69.6 cents in 1992. Currently, a 1 cent change in fuel prices affects annual fuel costs by approximately $2.1 million.

Maintenance expense per ASM declined 22% due to the replacement of old aircraft with new aircraft. With an average age of six years at year-end 1993, Alaska's fleet is the youngest among all U.S. jet airlines.

Aircraft rent and depreciation expense increased 18% in 1993 primarily due to the addition of new aircraft.

As of December 31, 1993, essentially all of Alaska's Boeing 727-200 aircraft had been retired. The last two will be retired in May 1994. This is an acceleration of the retirement schedule announced previously. This action resulted in a pretax special charge of $15 million in 1993 to recognize the lower value of the Boeing 727-200 fleet. It includes a provision for future excess lease costs and the write-down of capitalized overhauls and spare parts to net realizable value. 1992 results include a similar charge of $26 million, which resulted from the Company's decision to accelerate the retirement of the Boeing 727-200 from 1996 to the end of 1994.

Other expense per ASM decreased 12% due to lower expenditures for food, advertising, promotion, supplies and personnel expenses.

Other Income (Expense) Nonoperating expense was $29.0 million in 1993, down from $30.9 million in 1992. Interest expense was $5.6 million lower in 1993 due to lower interest rates. There was only $446,000 interest capitalized in 1993, compared to $6.1 million in 1992. Because of the two-year delay in expected delivery of the MD-90 aircraft, interest capitalization on the associated aircraft purchase deposits was discontinued in the fourth quarter 1992.

1992 COMPARED WITH 1991 Consolidated net loss for 1992 was $84.8 million, or $6.87 per share, compared with $10.3 million net profit, or $.27 per share, for 1991. 1992 results include an after-tax charge of $16.6 million to recognize the lower value of the Boeing 727 fleet and a $4.6 million charge related to a change in accounting for postretirement benefits. Operating loss was $94.8 million, compared to an operating profit of $34.6 million for 1991. The large operating loss was primarily due to a 13% increase in operating expenses but only a 1% increase in operating revenues.

Operating revenues were $1.115 billion, 1% greater than the $1.104 billion posted a year earlier. Passenger traffic was up 13%, but was mostly offset by lower yields. Passenger yield for 1992 was
16.6 cents, down 11% from 1991's 18.7 cents. Freight and mail revenues increased $7.7 million (11%) in 1992 primarily due to increased service in Alaska.

Nonoperating expense was $30.9 million in 1992 compared to $18.4 million in 1991. The increase was primarily due to higher interest expense and less interest income.

Operating expenses increased 13% (11% excluding the special charges) to $1.210 billion from $1.069 billion in 1991. The primary factor contributing to the increase was the 10% increase in available seat miles resulting from the net addition of 12 aircraft during 1992.

Wages and benefits rose 11% in 1992 resulting from a 7% increase in employees and a 4% increase in wages and benefits per employee. Fuel expense rose 4% primarily due to a 6% increase in fuel consumed, offset by a 2% decrease in average cost per gallon. Fuel expense per ASM was down 5% due to the addition of 16 fuel-efficient, two-engine jet aircraft and retirement of eight three-engine jet aircraft during 1992. Aircraft rent and depreciation expense rose 17% due to the addition of new aircraft. Other operating expenses increased 14% primarily due to higher costs for food, landing fees, terminal rents and outside services.

LIQUIDITY AND CAPITAL RESOURCES

The table below shows the major indicators of financial condition and liquidity and the changes during 1993.

                                December 31,   December 31,
                                        1993           1992    Change
                       (In millions, except ratios and per share)

Cash and marketable securities        $101.1          $83.4     $17.7
Working capital (deficit)              (61.3)         (85.2)     23.9
Total assets                         1,135.0        1,208.4     (73.4)
Long-term debt                         525.4          487.8      37.6
Redeemable preferred stock                 -           61.2     (61.2)
Shareholders' equity                   166.8          196.7     (29.9)

Book value per common share           $12.51         $14.76    $(2.25)

Debt/equity ratio                    76%:24%        74%:26%       N/A

1993 FINANCIAL CHANGES The Company's cash and marketable securities portfolio increased by $17.7 million during 1993. Operating activities provided $48.5 million of cash in 1993. Additional cash was provided by $83.7 million from aircraft refinancing and $20 million in short-term borrowings. Cash was used for debt payments ($79.4 million), repurchase of preferred stock ($33.4 million), and capital expenditures ($30.4 million).

Like many airlines, the Company has a working capital deficit. The existence of such a deficit has not in the past impaired the Company's ability to meet its obligations as they become due and is not expected to do so in the future.

Financing Arrangements During May 1993, the Company repurchased all of its outstanding 10.21% redeemable preferred stock for $60.4 million, saving the Company more than $4 million annually after taxes. The seller provided a $27 million loan carrying a 7% interest rate to assist with the stock repurchase.

In November 1993, Alaska entered into a financing agreement to refinance $47.2 million in borrowings with a six-year term loan.
The $47.2 million of borrowings had been classified as a current obligation at December 31, 1992.

Alaska has $70 million in lines of credit. Credit advances carry variable interest rates based upon LIBOR. At December 31, 1993, there were no borrowings outstanding under these lines of credit.

Commitments During 1993, Alaska took delivery of six new B737-400 aircraft under eight-year operating leases. In addition, two MD-80s were sold and leased back under operating leases of 6-1/2 and 10 years, respectively. During 1993, Alaska subleased or terminated leases on 11 B727-200 aircraft.

During 1993, Horizon restructured the Dornier 328 order and the number of firm orders of the aircraft has been reduced from 35 aircraft valued at $260 million to 20 aircraft valued at $150 million. The number of aircraft under option increased from 25 to 40 aircraft. Delivery of the firm orders began in late 1993 and will continue through 1998. The option aircraft would be delivered during the years 1998 to 2003. Dornier has also agreed to provide Horizon with lease financing for the aircraft. The new aircraft are intended to replace Horizon's 18-seat Fairchild Metroliner III aircraft and should be sufficient to meet growth needs for the next decade. In addition, in 1993 Horizon took delivery of three used aircraft under operating leases ranging from one to three years.

At December 31, 1993, the Company had firm orders for 40 aircraft with a total value of approximately $1.1 billion as set forth below.


                              Delivery Period - Firm Orders
Aircraft                     1994   1995   1996  1997    1998   Total

Boeing B737-400                 6                                   6
Dornier 328                     5      2     3      2       6      18
McDonnell Douglas MD-80         4      2                            6
McDonnell Douglas MD-90                      1      9              10
Total                          15      4     4     11       6      40

Value (Millions)             $388    $85   $73   $465     $45  $1,056

Operating leases have been completed for the B737-400 and Dornier
328 orders. The Company expects to finance the other aircraft through new long-term debt, leases and internally generated cash.

The Company accrues the costs associated with returning leased aircraft over the lease period. At December 31, 1993, $30.7 million was reserved for leased aircraft returns. This reserve should be sufficient to cover the costs related to the phase-out of the Boeing 727 fleet and the obligations due at the end of the contractual rent period for other aircraft.

Deferred Taxes At December 31, 1993, net deferred tax liabilities were $9 million, which includes $69 million of net temporary differences offset by $44 million net operating loss (NOL) carryforwards and $16 million related to Alternative Minimum Tax
(AMT) credit carryforwards. The Company believes all of the deferred tax assets, including the NOL and AMT credit carryforwards will be realized through reversal of existing temporary differences or tax planning strategies, such as the sale of aircraft.

1992 FINANCIAL CHANGES Despite the $84.8 million net loss, operating activities provided $20.2 million of cash in 1992. During 1992, capital spending totaled $277.9 million for six MD-80 and two B737-400 aircraft, other equipment and deposits for future flight equipment. These capital expenditures were financed through debt ($47.2 million), sale/leasebacks ($214.6 million) and internally generated cash.

1991 FINANCIAL CHANGES Operations generated $82.5 million and net proceeds from the sale of convertible subordinated notes added $115 million. The $82.5 million generated by operations was lower than the $103.2 million for 1990 due to the smaller profit in 1991 and discount fares, which resulted in a high level of advance ticket sales in 1990.

Liquidity was also improved by obtaining long-term financing for $48 million of short-term borrowings. The borrowings had been used to acquire two aircraft in late 1990. In 1991, long-term debt financing of $27.6 million was obtained for one aircraft, and the other aircraft was sold for $30.0 million and leased back for 19 years under an operating lease.

During 1991, the Company expended approximately $213.4 million for four MD-80 aircraft, other equipment and deposits for future flight equipment. Long-term debt financing of $102.4 million was obtained for these aircraft.

EFFECT OF INFLATION Inflation and specific price changes do not have a significant effect on the Company's operating revenues, operating expenses and operating income, because such revenues and expenses generally reflect current price levels.


ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA

Reference is made to the consolidated financial statements and supplementary data appearing on the pages of this report set forth below.

                                                            Page(s)
Selected Quarterly Consolidated Financial Information             4
(Unaudited)
Consolidated Balance Sheet as of December 31, 1993 and 1992 21-22 Consolidated Statement of Income for the years ended
   December 31, 1993, 1992 and 1991                              23
Consolidated Statement of Shareholders' Equity for
   the years ended December 31, 1993, 1992 and 1991              24
Consolidated Statement of Cash Flows for the years ended
   December 31, 1993, 1992 and 1991                              25
Notes to Consolidated Financial Statements                    26-33
Report of Independent Public Accountants                         20


ITEM 9.         DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE

None.


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

See "Election of Directors," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 17, 1994. See "Executive Officers of the Registrant" in Part I following Item 4 for information relating to executive officers.


ITEM 11.  EXECUTIVE COMPENSATION

See "Executive Compensation," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of
Shareholders to be held on May 17, 1994.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

See "Security Ownership of Certain Beneficial Owners and
Management," incorporated herein by reference from the definitive
Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 17, 1994.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Transactions with Management and Others," incorporated herein by reference from the definitive Proxy Statement for Air Group's
Annual Meeting of Shareholders to be held on May 17, 1994.


                               PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1)      Consolidated Financial Statements
                See Item 8.

   (2) Consolidated Financial Statement Schedules for the years ended December 31, 1993, 1992 and 1991
                                                             Page(s)

       Schedule III   -  Condensed Financial Information     34-36
       Schedule V     -  Property and Equipment              37
       Schedule VI    -  Accumulated Depreciation and
                         Amortization                        38
       Schedule VIII  -  Valuation and Qualifying Accounts   39
       Schedule IX    -  Short-Term Borrowings               35
       Schedule X     -  Supplementary Income Statement
                         Information                         38

       All other schedules have been omitted, since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

   (3) Exhibits
       See Exhibit Index on page 40.

(b) Alaska Air Group did not file any reports on Form 8-K during the fourth quarter of 1993.


                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALASKA AIR GROUP, INC.

By: /s/ Raymond J. Vecci                      Date: January 31, 1994
      Raymond J. Vecci, Chairman, Chief Executive Officer and
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on January 31, 1994 on behalf of the registrant and in the capacities indicated.


   /s/ Raymond J. Vecci       Chairman, Chief Executive Officer,
       Raymond J. Vecci       President and Director

   /s/ J. Ray Vingo           Vice President/Finance, Treasurer,
       J. Ray Vingo           Chief Financial Officer and
                              Director

   /s/ Kathleen H. Iskra      Controller (Principal Accounting Officer)
       Kathleen H. Iskra

   /s/ William H. Clapp       Director
       William H. Clapp

   /s/ Ronald F. Cosgrave     Director
       Ronald F. Cosgrave

   /s/ Mary Jane Fate         Director
       Mary Jane Fate

   /s/ John F. Kelly          Director
       John F. Kelly

                              Director
       Bruce R. Kennedy

   /s/ R. Marc Langland       Director
       R. Marc Langland

   /s/ Byron I. Mallott       Director
       Byron I. Mallott

   /s/ Robert L. Parker, Jr.  Director
       Robert L. Parker, Jr.

   /s/ Richard A. Wien        Director
       Richard A. Wien

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Alaska
Air Group, Inc.:

We have audited the accompanying consolidated balance sheet of Alaska Air Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 7 to the financial statements, effective
January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        /s/ Arthur Andersen & Co.
                                        ARTHUR ANDERSEN & CO.

Seattle, Washington
January 25, 1994

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

ASSETS
As of December 31  (In Thousands)                  1993         1992

Current Assets
Cash and cash equivalents  (Note 1)             $27,179       $6,880
Marketable securities  (Note 2)                  73,970       76,551
Receivables - less allowance for doubtful
 accounts (1993-$2,621,000; 1992-$3,214,000)     75,274       84,409
Inventories and supplies  (Note 1)               41,269       42,099
Prepaid expenses and other assets                56,498       40,546
Total Current Assets                            274,190      250,485

Property and Equipment  (Notes 1 and 3)
Flight equipment                                614,717      692,345
Other property and equipment                    217,967      217,162
Deposits for future flight equipment             79,765       81,686
                                                912,449      991,193
Less accumulated depreciation
 and amortization                               247,145      227,693
                                                665,304      763,500
Capital leases  (Note 5)
Flight and other equipment                       44,381       44,381
Less accumulated amortization                    19,079       16,971
                                                 25,302       27,410
Total Property and Equipment - Net              690,606      790,910


Intangible Assets-Subsidiaries (Note 1)          67,711       69,751


Other Assets  (Note 2)                          102,447       97,212


Total Assets                                 $1,134,954   $1,208,358

See accompanying notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

LIABILITIES AND CAPITAL
As of December 31  (In Thousands)                 1993          1992
Current Liabilities
Accounts payable                              $ 45,582      $ 47,503
Accrued aircraft rent                           39,119        38,189
Other accrued liabilities                       46,679        48,370
Accrued wages, vacation pay and payroll taxes   40,192        36,425
Short-term borrowings                           20,000             -
Air traffic liability                          108,360        96,791
Current portion of long-term debt and
 capital lease obligations                      35,575        68,440
Total Current Liabilities                      335,507       335,718
Long-Term Debt and Capital Lease
 Obligations  (Notes 3 and 5)                  525,418       487,847
Other Liabilities and Credits
Deferred income taxes  (Note 9)                 20,998        29,111
Deferred income  (Note 1)                       25,827        36,423
Other liabilities                               60,371        61,300
                                               107,196       126,834
Commitments  (Note 5)
Redeemable Preferred Stock  (Note 4)                 -        61,235
Shareholders' Equity  (Notes 4 and 6)
Common stock, $1 par value
  Authorized:   30,000,000 shares
  Issued: 1993 - 16,495,210 shares
          1992 - 16,482,610 shares              16,495        16,483
  Capital in excess of par value               152,017       151,845
  Treasury stock, at cost:
    1993 - 3,153,589 shares
    1992 - 3,153,576 shares                    (71,807)      (71,807)
Deferred compensation  (Note 7)                 (5,813)      (10,181)
Retained earnings                               75,941       110,384
                                               166,833       196,724
Total Liabilities and Capital               $1,134,954    $1,208,358

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.

Year Ended December 31 (In Thousands)         1993         1992         1991
Operating Revenues
Passenger                               $1,001,975   $1,000,618     $999,859
Freight and mail                            84,048       77,311       69,590
Other - net                                 42,306       37,449       34,582
Total Operating Revenues                 1,128,329    1,115,378    1,104,031
Operating Expenses
Wages and benefits                         368,152      370,567      332,041
Aircraft fuel                              142,572      162,768      156,491
Aircraft maintenance                        67,438       87,687       82,983
Aircraft rent                              154,879      123,732      102,279
Commissions                                 80,108       86,335       84,345
Depreciation and amortization               58,407       56,757       51,767
Special charges  (Note 8)                   15,000       26,000            -
Other                                      258,546      296,373      259,499
Total Operating Expenses                 1,145,102    1,210,219    1,069,405
Operating Income (Loss)                    (16,773)     (94,841)      34,626
Other Income (Expense)
Interest income                              7,088        7,374       11,698
Interest expense                           (37,624)     (43,223)     (40,180)
Interest capitalized                           446        6,102        8,301
Loss on sale of assets                        (649)      (2,339)      (1,148)
Other - net                                  1,700        1,221        2,910
                                           (29,039)     (30,865)     (18,419)
Income (loss) before income tax expense
 (credit) and accounting change            (45,812)    (125,706)       16,207
Income tax expense (credit) (Note 9)       (14,894)     (45,436)        5,869
Income (loss) before accounting change     (30,918)     (80,270)       10,338
Cumulative effect of accounting
 change  (Note 7)                           					-       (4,567)            -
Net Income (Loss)                         $(30,918)    $(84,837)      $10,338

Earnings (Loss) Per Common Share:  (Note 1)
Primary -
Income (loss) before accounting change    $(30,918)    $(80,270)      $10,338
Preferred stock dividends                   (2,525)      (6,688)       (6,671)
Income (loss) before accounting change
 applicable to common shares               (33,443)     (86,958)        3,667
Cumulative effect of accounting change           -       (4,567)            -
Net income (loss) applicable
 to common shares                         $(33,443)    $(91,525)       $3,667
Average shares outstanding (000)            13,340       13,309        13,413
Earnings (loss) per common share:
 Income before accounting change             $(2.51)      $(6.53)       $0.27
 Cumulative effect of accounting change           -        (0.34)           -
Net income (loss) per share                  $(2.51)      $(6.87)       $0.27

The dilutive effect of the Company's common stock equivalents and convertible securities was anti-dilutive for 1993, 1992 and 1991.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.
                                                Common  Stock
                                         Capital in  Treasury   Deferred
                                 $1 Par   Excess of     Stock    Compen-     Retained
(In Thousands)                    Value   Par Value   at Cost     sation     Earnings
Balances at December 31, 1990   $16,323   $149,697   $(71,601)  $(17,469)    $202,883
Net income for 1991                                                            10,338
Cash dividends on common
 stock ($.20 per share)                                                        (2,643)
Preferred stock dividends
 and accretion                                                                 (6,671)
Stock issued under stock plans       61        781
Treasury stock purchase                                  (206)
Employee Stock Ownership
 Plans shares allocated                                            2,954
Balances at December 31, 1991    16,384    150,478    (71,807)   (14,515)     203,907

Net loss for 1992                                                             (84,837)
Cash dividends on common
 stock ($.15 per share)                                                        (1,998)
Preferred stock dividends
 and accretion                                                                 (6,688)
Stock issued under stock plans       99      1,367
Employee Stock Ownership
 Plans shares allocated                                            4,334
Balances at December 31, 1992    16,483    151,845   (71,807)    (10,181)     110,384

Net loss for 1993                                                             (30,918)
Preferred stock
Preferred stock dividends
 early redemption premium                                                      (3,525)
Stock issued under stock plans       12        172
Employee Stock Ownership
 Plans shares allocated                                            4,368
Balances at December 31, 1993   $16,495   $152,017  $(71,807)    $(5,813)     $75,941

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.

Year Ended December 31  (In Thousands)           1993        1992       1991
Cash and cash equivalents at beginning of year $6,880     $19,086    $28,865
Cash flows from operating activities:
Income (loss) before accounting change        (30,918)    (80,270)    10,338
Adjustments to reconcile income to cash:
Depreciation and amortization                  58,407      56,757     51,767
Amortization of airframe and engine overhauls  29,402      34,265     33,759
Special charges                                15,000      26,000          -
Loss (gain) on disposition of assets
 and debt retirement                             (315)      2,339       (504)
Increase (decrease) in deferred income taxes   (8,113)    (25,797)       725
Decrease (increase) in accounts receivable      9,135     (23,118)     4,098
Decrease (increase) in other current assets   (15,122)     (7,370)   (11,470)
Increase (decrease) in air traffic liabliity   11,569      19,500    (16,368)
Increase in other current liabilities           1,085      19,826      9,704
Interest on zero coupon notes                   9,881       9,203      6,125
Leased aircraft return payments and other-net (31,554)    (11,101)    (5,631)
Net cash provided by operating activities      48,457      20,234      82,543
Cash flows from investing activities:
Proceeds from disposition of assets             7,193         793       1,331
Purchases of marketable securities           (552,175)   (564,787)   (389,583)
Sales and maturities of marketable securities 554,756     571,985     329,318
Restricted deposits                            (4,045)     (3,007)    (19,095)
Future flight equipment deposits returned       2,685       3,321           -
Additions to future flight equipment deposits    (764)    (16,873)    (69,302)
Additions to property and equipment           (29,605)   (261,073)   (144,109)
Payments received on loans to ESOPs             4,128       4,747       3,402
Net cash used in investing activities         (17,827)   (264,894)   (288,038)
Cash flows from financing activities:
Proceeds from short-term borrowings            20,000      96,303      15,000
Repayment of short-term borrowings                  -     (96,303)    (62,953)
Proceeds from sale and leaseback transactions  36,500     214,590      29,970
Proceeds from issuance of long-term debt       47,200      84,700     245,030
Long-term debt and capital lease payments     (79,375)    (59,904)    (27,841)
Proceeds from issuance of common stock            184       1,466         842
Repurchase of preferred stock                 (33,375)          -           -
Cash dividends                                 (2,429)     (8,398)     (9,026)
Gain on debt retirement                           964           -       1,652
Other                                               -           -       3,042
Net cash provided by (used in)
 financing activities                         (10,331)    232,454     195,716
Net increase in cash and cash equivalents      20,299     (12,206)     (9,779)
Cash and cash equivalents at end of year      $27,179      $6,880     $19,086
Supplemental disclosure of cash paid during the year for:
 Interest (net of amount capitalized)         $33,622     $38,952     $28,983
 Income taxes                                       -       1,369      10,338
Noncash investing and financing activities:
  1993 - The preferred stock was repurchased in exchange for a $27 million note payable and a $33.4 million cash payment.

  1992 and 1991 - None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alaska Air Group, Inc.
December 31, 1993


Note 1.     Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of Alaska Air Group, Inc. (Company or Air Group) and its subsidiaries, the principal subsidiaries being Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). All significant intercompany transactions are eliminated.

Both subsidiaries operate as airlines. However, each subsidiary's business plan, competition and economic risks differ substantially due to the passenger capacity and range of aircraft operated.

Alaska is a national airline, operates an all jet fleet and its average passenger trip is 860 miles. Horizon is a regional airline, primarily operates a turboprop fleet and its average passenger trip is 200 miles. See Note 10 for business segment information.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market.

Inventories and Supplies
Expendable and repairable parts, materials and supplies relating to flight equipment are stated at average cost. Except for the B727 fleet, an allowance for obsolescence of flight equipment repairable parts is accrued on a straight-line basis over the estimated useful lives of the aircraft. For the B727 fleet, which is being retired, the inventory cost less the allowance for obsolescence is stated at net realizable value. The allowance at December 31, 1993 and 1992 was $8.3 million and $6.3 million, respectively.

Property, Equipment and Depreciation
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:

Buildings                                               10-30 years
Capitalized leases and leasehold improvements         Term of lease
Flight equipment                                        10-20 years
Other equipment                                          3-15 years

Assets and related obligations for equipment under capital leases are initially recorded at an amount equal to the present value of the future minimum lease payments using interest rates implicit within the leases. Interest expense is accrued on the outstanding balance of capital lease obligations.

Costs of airframe and engine overhauls are capitalized when incurred and amortized over their estimated period of use. Costs of ordinary maintenance and repairs are expensed as incurred.

Capitalized Interest
Construction period interest is capitalized on flight equipment purchase deposits and ground facilities progress payments as an additional cost of the related asset and is depreciated over the estimated useful life of the asset. Interest capitalization is suspended during periods of substantial delay in aircraft deliveries.

Intangible Assets-Subsidiaries
The excess of purchase price over fair value of net assets related to previous acquisitions is recorded as an intangible asset and is being amortized over 40 years. Accumulated amortization at December 31, 1993 and 1992 was $15 million and $12.9 million, respectively.

Deferred Income
Deferred income results from the sale and leaseback of aircraft, manufacturer or vendor credits related to aircraft, and sale of foreign tax benefits. Income is reported on the Statement of Income over the term of the applicable agreements or asset useful life.

Passenger Revenues
Passenger revenues are considered earned at the time transportation service is provided. Tickets sold but not yet used are included in air traffic liability.

Frequent Flyer Awards
Alaska operates a frequent flyer award program that provides travel awards to members based on accumulated mileage. The estimated incremental cost of providing free travel is recognized as a liability and reported as expense as miles are accumulated. Alaska also defers recognition of income on a portion of the payments it receives from travel partners associated with its frequent flyer program. The incremental cost liability and deferred partner revenues are relieved as travel awards are used.

Income Taxes
In January 1992, Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," was adopted. FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Earnings Per Share
Primary earnings per share is calculated by dividing net income after reduction for preferred stock dividends by the average number of common shares and dilutive common equivalent shares outstanding, net of treasury shares. Common equivalent shares result from the assumed exercise of stock options. Fully diluted earnings per share gives effect to the conversion of convertible debentures and notes (after elimination of related interest expense, net of income tax effect) and redeemable preferred stock.

Reclassifications
Certain reclassifications have been made in prior years' financial statements to conform to the 1993 presentation.


Note 2.    Marketable Securities and Other Assets

Marketable securities are investments that are readily convertible to cash, but whose original maturity dates exceed three months. The securities are carried at cost, which approximates fair value.

Marketable securities consisted of the following at December 31 (in thousands):

                                                 1993          1992
U.S. government securities                    $66,744       $72,658
Other                                           7,226         3,893
                                              $73,970       $76,551

Other assets consisted of the following at December 31 (in thousands):

                                                   1993        1992
Restricted deposits                             $60,903     $56,858
Leasehold rights                                 16,923      24,195
Deferred costs                                   16,938      16,159
Interest receivable                               7,683           -
                                               $102,447     $97,212

At December 31, 1993 and 1992, the fair value of restricted deposits was approximately $75 million and $63 million, respectively, based on market prices of similar investments.

At December 31, 1993, the fair value of interest receivable from a financial institution under an interest rate swap agreement was approximately $7 million.

Purchased leasehold rights and deferred costs are amortized over the term of the related lease or contract. Deferred costs include capitalized training costs associated with the B737-400 aircraft. These costs are amortized over a five-year period beginning April 1992.


Note 3.    Long-Term Debt and Capital Lease Obligations

At December 31, 1993 and 1992, long-term debt and capital lease obligations were as follows (in thousands):

                                                      1993      1992
7.1%* notes payable due through 2009              $308,700  $305,692
7-3/4% convertible subordinated debentures
 due 2005-2010                                      14,638    14,638
6-7/8% convertible subordinated debentures
 due 2002-2014                                      60,181    66,614
7-1/4% zero coupon, convertible subordinated
 notes due 2006                                    143,754   133,873
Long-term debt                                     527,273   520,817
Capital lease obligations                           33,720    35,470
Less current portion                              (35,575)  (68,440)
                                                  $525,418  $487,847
* Weighted average for 1993

Borrowings of $286.2 million are secured by flight equipment and real property.

The 7-3/4% and 6-7/8% debentures are convertible into common stock at $28.25 and $33.60 per share, respectively, subject to adjustments in certain events. Each of the 7-1/4% notes can be converted into
12.4 shares of common stock. The holder of these notes has a put option to require the Company to purchase each note on April 18, 1996 for $490.58. The Company may elect to pay in cash or shares of common stock or in any combination thereof.

Alaska has $70 million in lines of credit with commercial banks including a new $20 million line obtained in June 1993. Credit advances carry variable interest rates based on LIBOR. At December 31, 1993, there were no borrowings under these lines of credit.

Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit dividends, investments, lease obligations, sales of assets and additional indebtedness. At December 31, 1993, under the most restrictive loan provisions, Alaska had $27.3 million of excess net worth and its cash dividend payments to Air Group were limited to $19 million.

During 1993, the Company entered into an interest rate swap agreement to reduce the interest expense on its 7-1/4% zero-coupon notes. The agreement, which expires in 1996, effectively changes the Company's interest rate on the notes from a fixed 7-1/4% to a floating rate based on LIBOR.

At December 31, 1993, long-term debt obligations for the next five years were (in thousands):

1994                                                        $33,734
1995                                                        $33,104
1996*                                                       $29,615
1997                                                        $26,321
1998                                                        $27,282

*      Excludes the effect of a put option on the 7-1/4% notes.

At December 31, 1993 and 1992, the fair value of long-term debt was approximately $521 million and $494 million, respectively, based on quoted market prices for the same or similar debt or on the current rates offered to the Company for debt of comparable remaining maturities.


Note 4.  Redeemable Preferred Stock

Air Group has 5,000,000 shares of preferred stock authorized.

During 1990, the Company sold 1,187,500 shares of voting, convertible Series B Cumulative Redeemable Preferred Stock
(preferred stock) to International Lease Finance Corporation (ILFC), which paid $50 per share and received the dividend and voting rights. A management group purchased nontransferable investment options for $2.63 per share and received the rights to purchase and convert the preferred stock to common stock.

In May 1993, the Company repurchased the preferred stock from ILFC for $60.4 million, which included a $1.0 million early redemption premium. At December 31, 1993, the 1,187,500 shares of preferred stock are held in treasury and remain subject to the investment options. The investment options of $3.1 million remain outstanding, are subject to mandatory redemption in January 1997 and are included with other liabilities on the Balance Sheet. Each share of preferred stock is convertible into common stock at $27 per share, subject to adjustments in certain events. A total of 2,314,815 shares of common stock has been reserved for such conversion.

In the event of a change in control of the Company, all outstanding investment options become exercisable. The holders of the preferred stock have the right to require the Company to redeem such shares.


Note 5.   Commitments

Lease Commitments
Lease contracts for 101 aircraft have remaining lease terms of one to 19 years. The majority of airport and terminal facilities are also leased. Total rent expense was $180.4 million, $149.7 million and $124 million, in 1993, 1992 and 1991, respectively.

Future minimum lease payments under capital leases and long-term operating leases as of December 31, 1993 are shown below (in thousands):

                      Capital Leases      Operating Leases       Total
                                                      Real
                                                  Property
                                         Aircraft  & Other
1994                         $ 4,145  $  163,830  $ 14,745  $  182,720
1995                           4,143     152,090    13,069     169,302
1996                           4,146     141,502    11,150     156,798
1997                           4,140     128,217     9,987     142,344
1998                           4,138     121,969     9,611     135,718
Thereafter                    23,203     581,209    47,421     651,833

Total lease payments          43,915  $1,288,817  $105,983  $1,438,715
Less amount representing
interest                      10,195
Present value of capital
lease payments               $33,720

Aircraft Commitments
The Company has firm orders for 40 aircraft. The aircraft on order consist of: six B737-400s to be delivered during 1994; 18 Dornier 328s to be delivered between 1994 and 1998; six MD-80s to be delivered during 1994 and 1995; and ten MD90-30s to be delivered during 1996 and 1997. The total amount of these commitments is approximately $1.1 billion.

As of December 31, 1993, deposits related to the future equipment deliveries were $66.3 million. Operating lease agreements are completed for six B737-400s being delivered during 1994 and Dornier has agreed to provide lease financing for all of the Dornier 328s.

In addition to the ordered aircraft, the Company holds purchase options on 20 MD90-30s, 40 Dornier 328s, and lease options on four B737-400s.


Note 6.    Stock Option Plans

Air Group has three stock option plans, which provide for the purchase of Air Group common stock at its market price on the date of grant by certain officers and key employees of Air Group and its subsidiaries.

Under the plans, the incentive and nonqualified stock options granted have terms of up to approximately ten years. Up to half of the options provide for stock appreciation rights.

Changes in the number of shares subject to option are summarized as follows:

                                            1993      1992      1991

Outstanding, beginning of year           770,420   885,720   923,816
Granted(a)                               172,200    43,100    54,100
Exercised                               (12,600)  (98,400)  (61,353)
Surrendered                                    -         -   (6,593)
Canceled                                (68,658)  (60,000)  (24,250)
Outstanding, end of year                 861,362   770,420   885,720

Exercisable, end of year(b)              542,012   450,845   395,143

Available for granting
 in future periods                       701,867   805,409   138,509

Average price of options:
Exercised during the year                 $14.65    $14.89    $13.72

Outstanding at year-end                   $17.06    $17.32    $17.02

(a)    The average price of the options granted in 1993 was $16.34.
(b) Options exercisable at year end 1993 expire between July 1994 and December 2002.


Note 7.    Employee Benefit Plans

Four defined benefit and six defined contribution retirement plans cover various employee groups of Air Group and its subsidiaries.
The defined benefit plans provide benefits based on an employee's term of service and average compensation for a specified period of time before retirement. Contributions for the defined contribution plans are based on a percentage of participants' earnings. Pension costs are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). Alaska and Horizon also maintain an unfunded, noncontributory benefit plan for certain elected officers. The present value of unfunded benefits for these plans was accrued as of December 31, 1993.

Net pension expense for the defined benefit plans included the following components for 1993, 1992 and 1991 (in thousands):

                                                    1993     1992     1991
Service cost (benefits earned during the period) $10,041   $8,395   $7,333
Interest cost on projected benefit obligation     10,449    8,883    7,984
Actual return on assets                         (14,123)  (9,079) (17,501)
Net amortization and deferral                      2,244   (2,171)   9,779
Net pension expense                               $8,611   $6,028   $7,595

The actuarial present value of the projected benefit obligation for 1993, 1992 and 1991 was calculated using weighted average discount rates of 7.9%, 8.75% and 9.0%, respectively. The calculation assumed a 10% long-term rate of return on assets in 1993 and 1992 and a 9.5% rate in 1991. The calculation also assumed a 5.2% weighted average rate of increase for future compensation levels for 1993 and 1992 and 7.7% for 1991.

The defined benefit plan assets are primarily invested in common stocks and fixed income securities. Plan assets exceeded liabilities for accumulated plan benefits at December 31, 1993 and 1992. The following table sets forth the funded status of the plans at December 31, 1993 and 1992 (in thousands):

                                                      1993      1992
Benefit obligation -
 Vested                                           $126,341   $92,846
 Nonvested                                          12,687     9,539
Accumulated benefit obligation                    $139,028  $102,385

Plan assets at fair value                         $145,974  $116,380
Projected benefit obligation                       159,529   117,556
Plan assets less projected benefit obligation (13,555) (1,176) Unrecognized net assets at year-end
 amortized over 13 years                           (1,658)   (1,941)
Unrecognized prior service cost                      1,576       988
Unrecognized loss                                   26,684     5,702
Prepaid pension cost                               $13,047    $3,573

Total expense for all retirement plans, including the defined contribution plans, officer benefit plans and Company 401(k) matching contributions, was $19.8 million, $18.8 million and $16.3 million, respectively, in 1993, 1992 and 1991.

Alaska and Horizon have employee profit sharing plans.
Distributions for 1993, 1992 and 1991 were $2.3 million, $1.6 million and $1.6 million, respectively.

Certain employee benefit plans (Plans) have an Employee Stock Ownership Plan (ESOP) feature. The ESOPs own Air Group common shares which are held in trust for eligible employees. The Company has recorded deferred compensation to reflect the value of the shares not yet allocated to eligible employees' accounts. As these shares are allocated to employees, compensation expense is recorded and deferred compensation is reduced.

The Company allows retirees to continue their medical, dental and vision benefits by paying the respective active employee plan premium until age 65. This results in a subsidy to retirees because the premiums paid are less than the actual cost of the retirees' claims.

Effective January 1, 1992, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," was adopted. The cumulative effect of the accounting change for years prior to January 1, 1992 was an after-tax charge of $4.6 million.

The new accounting standard requires the cost of postretirement employee benefits other than pensions be recognized during employees' active service period. Prior to 1992, the cost of these benefits was expensed as claims were incurred.

The following table sets forth the status of the postretirement benefit obligation at December 31, 1993 and 1992 (in thousands):

                                                        1993    1992
Accumulated postretirement benefit obligation (APBO):
Retirees                                                $309    $259
Active plan participants eligible for retirement       2,193   1,943
Active plan participants not eligible for retirement   6,391   6,402
Unrecognized prior service cost                        (381)       -
Unrecognized actuarial gain                              980       -
Accrued postretirement benefit cost                   $9,492  $8,604


The Company's APBO is unfunded. Net annual postretirement benefit costs for 1993 and 1992 include the following components (in thousands):

                                                        1993    1992
Service cost - benefits attributed
 to service during the period                           $655    $855
Interest on APBO                                         591     643
Net amortization and deferral                           (38)       _
Net postretirement benefit cost                       $1,208  $1,498

A 12.5% health care cost trend rate was assumed for 1994; the rate was assumed to decrease by 1% annually to 6% for 2001 and remain at that level thereafter. Increasing the rate by 1 percentage point in each year would increase the APBO as of December 31, 1993 by $1.1 million and the net periodic postretirement benefit cost for 1993 by $222,000. The weighted-average discount rates used in determining the APBO for 1993 and 1992 were 7.9% and 9%, respectively.


Note 8. Special Charges

Results for 1993 and 1992 include special charges of $15 million and $26 million, respectively, to recognize an impairment of the value of the Boeing B727 fleet. The special charges include reserves for future excess lease costs and the write-down of capitalized overhauls and spare parts to net realizable value. The 1993 charge reflects the Company's intent, at the end of 1993, to retire this aircraft type by May 1994. The 1992 charge reflected the Company's intent, at the end of 1992, to retire this aircraft type by the end of 1994 rather than 1996.


Note 9. Income Taxes

The components of income tax expense (credit) were as follows (in thousands):

                                              1993       1992    1991
Current tax expense (credit):
 Federal                                  $(4,907)  $(21,057)  $4,637
 State                                       (253)    (1,714)     507
Total current                              (5,160)   (22,771)   5,144
Deferred tax expense (credit):
 Federal                                   (8,164)   (19,451)     561
 State                                     (1,570)    (3,214)     164
Total deferred                             (9,734)   (22,665)     725
Total before accounting change            (14,894)   (45,436)   5,869
Deferred income tax credit cumulative
 effect of FAS 106                               -    (2,613)       -
Total tax expense (credit)               $(14,894)  $(48,049)  $5,869

The actual income tax expense (credit) reported differs from the "expected" tax expense (credit) (computed by applying the federal corporate tax rate of 35% for 1993 and 34% for 1992 and 1991) as follows (in thousands):

                                              1993        1992     1991
Income (loss) before income tax          $(45,812)  $(125,706)  $16,207
Computed "expected" tax expense (credit) $(16,035)   $(42,740)   $5,510
Nondeductible expense                        1,210       1,068    1,116
Federal rate change                          1,016           -        -
Tax-exempt interest income                       -       (170)    (327)
State income tax                           (1,185)     (3,252)      568
Other - net                                    100       (342)    (998)
Actual tax expense (credit)              $(14,894)   $(45,436)   $5,869

Effective tax rate                             33%         36%      36%

Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The major sources of deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

                                            1993      1992      1991
Excess of tax over book depreciation     $88,203   $94,835   $75,374
Training expense                           3,167     1,953      (59)
Capitalized leases                         3,681     2,943     2,274
Other - net                                  358     2,212       613
Gross deferred tax liabilities            95,409   101,943    78,202
Loss carryforward                       (43,798)  (24,573)         -
Alternative minimum tax                 (16,346)  (22,931)  (11,925)
Pricing adjustment                       (1,083)   (3,018)   (1,002)
Travel awards                            (5,576)   (5,872)   (4,361)
Employee benefits                        (9,567)   (8,761)   (9,700)
Aircraft maintenance                     (8,231)   (8,282)        79
Gain on sale of assets                   (2,125)  (10,090)   (7,599)
Gross deferred tax assets               (86,726)  (83,527)  (34,508)
Net deferred tax liabilities              $8,683   $18,416   $43,694

The 1993 tax net operating loss (NOL) benefit of $21 million will be carried forward to offset taxes in future years. $7 million of alternative minimum tax was carried back to recover taxes paid in prior years.


Note 10.  Business Segment Information

Financial information for the Company's national airline (Alaska) and regional airline (Horizon) follows (in thousands):

                                            1993        1992        1991
Operating revenues from unaffiliated customers:
 Alaska                                 $906,806    $908,286    $921,519
 Horizon                                $223,333    $208,149    $183,142

Operating income (loss):
 Alaska                                $(24,313)  $(101,013)     $28,283
 Horizon                                  $8,757      $7,305      $7,897

Total assets:
 Alaska                               $1,037,546  $1,088,090  $1,103,289
 Horizon                                $141,940    $147,076    $149,286

Depreciation and amortization expense:
 Alaska                                  $48,953     $47,140     $41,917
 Horizon                                  $9,276      $9,564      $9,840

Capital expenditures:
 Alaska                                  $21,116    $258,556    $186,857
 Horizon                                  $8,800     $16,389     $26,554


Note 11.  Fuel Hedge Agreement

The Company has a jet fuel hedge agreement that establishes a high-end fuel price and a low-end fuel price through December 1994. The agreement covers 30 million gallons per quarter which is less than each quarter's expected fuel requirement. The Company will record income or loss quarterly if the average cost of fuel, as determined by an index, exceeds the high-end fuel price or falls below the low-end price, respectively.

CONDENSED FINANCIAL INFORMATION
Alaska Air Group, Inc. (Parent Company Only)            Schedule III

BALANCE SHEET
As of December 31 (In Thousands)                      1993      1992
ASSETS
Current Assets
Cash                                                   $38       $98
Receivables from subsidiaries                       77,390    90,847
Income tax receivable                                7,623    20,283
Other current assets                                 1,205       187
Total Current Assets                                86,256   111,415
Other Assets
Investment in subsidiaries                         353,707   378,496
Interest receivable                                  7,683         -
Other                                                5,118     4,614
                                                   366,508   383,110
Total Assets                                      $452,764  $494,525

LIABILITIES AND CAPITAL
Current Liabilities
Accounts payable and accrued liabilities            $2,002      $687
Payable to subsidiaries                             47,025    24,663
Current portion of long-term debt                    9,000         -
Total Current Liabilities                           58,027    25,350
Long-Term Debt
7-3/4% convertible subordinated debentures
  due 2005-2010                                     14,638    14,638
6-7/8% convertible subordinated debentures
  due 2002-2014                                     60,181    66,614
7-1/4% zero coupon, convertible
  subordinated notes due 2006                      143,754   133,873
7% term note; $2,250,000 payable quarterly
  beginning August 1993                             13,500         -
                                                   232,073   215,125
Deferred Income Taxes                              (7,236)   (3,909)
Other Liabilities                                    3,067         -
Redeemable Preferred Stock                               -    61,235
Shareholders' Equity
Common stock, par value $1 per share
 Authorized: 30,000,000 shares
 Issued: 1993 - 16,495,210 shares;
         1992 - 16,482,610 shares                   16,495    16,483
 Capital in excess of par value                    152,017   151,845
 Treasury stock, at cost
  (1993 - 3,153,589 shares;
   1992 - 3,153,576 shares)                       (71,807)  (71,807)
Deferred compensation                              (5,813)  (10,181)
Retained earnings                                   75,941   110,384
                                                   166,833   196,724
Total Liabilities and Capital                     $452,764  $494,525

This schedule should be read in conjunction with the Consolidated
Financial Statements and Notes thereto.

CONDENSED FINANCIAL INFORMATION
Alaska Air Group, Inc. (Parent Company Only)            Schedule III

STATEMENT OF INCOME
Year Ended December 31 (In Thousands)       1993       1992      1991
Operating Revenues                     $       -  $       -   $     -
Operating Expenses                         1,391      1,442     1,613
Operating Loss                           (1,391)    (1,442)   (1,613)
Other Income (Expense)
Interest income from subsidiaries          5,435      5,714     5,355
Other interest income                          -          -     1,015
Interest expense to subsidiaries               -          -     (140)
Other interest expense                  (14,024)   (14,917)  (12,518)
Other - net                                  451      (321)     1,399
                                         (8,138)    (9,524)   (4,889)
Loss before income tax credit
  and subsidiaries' earnings             (9,529)   (10,966)   (6,502)
Income tax credit                        (3,400)    (3,613)   (2,444)
                                         (6,129)    (7,353)   (4,058)
Earnings (Loss) - Subsidiaries          (24,789)   (77,484)    14,396
Net Income (Loss)                      $(30,918)  $(84,837)   $10,338

This schedule should be read in conjunction with the Consolidated
Financial Statements and Notes thereto.



CONSOLIDATED SHORT-TERM BORROWINGS                           Schedule IX
Alaska Air Group, Inc.

                                     Maximum      Average       Weighted
   Category            Weighted       Amount       Amount        Average
of Aggregate  Balance   Average  Outstanding  Outstanding  Interest Rate
 Short-Term    at End  Interest   During the   During the     During the
 Borrowings   of Year      Rate         Year     Year (1)       Year (2)
(Dollars in Thousands)

Notes Payable:
  1993        $20,000   4.25%        $20,000      $ 1,538          4.25%
  1992        $     -      -         $46,303      $ 7,408           4.6%
  1991        $     -      -         $62,954      $24,517           7.3%

(1) Computed by dividing the sum of the beginning of the year balance and the 12 month-end balances by 13.
(2) Computed by dividing annual interest expense by the weighted average amount outstanding during the year.

CONDENSED FINANCIAL INFORMATION
Alaska Air Group, Inc. (Parent Company Only)            Schedule III


STATEMENT OF CASH FLOWS
Year Ended December 31 (In Thousands)              1993     1992       1991
Cash at beginning of year                           $98       $3    $27,432
Cash flows from operating activities:
Net income (loss)                              (30,918)  (84,837)    10,338
Adjustment to reconcile net income to cash:
Undistributed loss (earnings) of subsidiaries    24,789    77,484  (14,396)
Gain on retirement of debt                        (964)         -   (1,652)
Decrease in deferred income taxes               (3,327)   (3,639)     (549)
Decrease (increase) in receivables               26,117   (7,817)  (77,013)
Decrease (increase) in other current assets     (1,018)       174   (2,450)
Increase in current liabilities                  23,677    11,728     7,385
Interest on zero coupon notes                     9,881     9,203     6,125
Other-net                                       (6,836)      (16)      (72)
Net cash provided by (used in)
 operating activities                            41,401     2,280  (72,284)
Cash flows from investing activities:
Purchases of marketable securities                    -         - (162,326)
Sales and maturities of marketable securities         -         -   182,257
Restricted deposits                                   -         -     4,298
Payments received on loans to ESOPs               4,128     4,747     3,402
Net cash provided by investing activities         4,128     4,747    27,631
Cash flows from financing activities:
Loan payments from subsidiaries                       -         -     9,000
Proceeds from issuance of long-term debt              -         -   114,742
Long-term debt payments                        (10,933)         -  (11,436)
Proceeds from issuance of common stock              184     1,466       842
Repurchase of preferred stock                  (33,375)         -         -
Acquisition of treasury stock                         -         -     (206)
Cash dividends                                  (2,429)   (8,398)   (9,026)
Gain on retirement of debt                          964         -     1,652
Investment in subsidiary                              -         -  (88,344)
Net cash provided by (used in)
 financing activities                          (45,589)   (6,932)    17,224
Net increase (decrease) in cash                    (60)        95  (27,429)
Cash at end of year                                 $38       $98        $3

Supplemental disclosure of cash paid during the year for:
  Interest (net of amount capitalized)          $10,237   $14,880   $12,727
  Income taxes                                        -     1,119     9,325
Noncash investing and financing activities:
  1993 - The preferred stock was repurchased in exchange for a
         $27 million note payable and a $33.4 million cash payment.
  1992 and 1991 - None


This schedule should be read in conjunction with the Consolidated
Financial Statements and Notes thereto.

CONSOLIDATED PROPERTY AND EQUIPMENT
Alaska Air Group, Inc.                                                           Schedule V
                   Balance at                                                       Balance
                    Beginning   Additions                                            at End
(In Thousands)      of Period     at Cost   Retirements  Transfers      Other     of Period

Year Ended
December 31, 1991
Flight equipment     $567,603    $121,523     $(37,254)    $19,968   $(19,498)(A)  $652,342
Other property
 and equipment        179,851      22,586       (1,282)          -          -       201,155
Deposits for future
 flight equipment      76,207      69,302            -     (19,968)         -       125,541
                      823,661     213,411      (38,536)          -    (19,498)      979,038
Capital leases         44,381           -            -           -          -        44,381
                     $868,042    $213,411     $(38,536)    $     -   $(19,498)   $1,023,419

Year Ended
December 31, 1992
Flight equipment     $652,342    $243,755    $(204,631)    $25,959   $(19,228)(A)  $692,345
                                                (5,852)(B)
Other property
 and equipment        201,155      17,318       (2,847)      1,536          -       217,162
Deposits for future
 flight equipment     125,541      16,873            -     (27,495)   (33,233)(C)    81,686
                      979,038     277,946     (207,478)          -    (58,313)      991,193
Capital leases         44,381           -            -           -          -        44,381
                   $1,023,419    $277,946    $(207,478)    $     -   $(58,313)   $1,035,574

Year Ended
December 31, 1993
Flight equipment     $692,345     $22,164     $(84,213)              $(15,579)(A)  $614,717
Other property
 and equipment        217,162       7,441       (6,636)                     -       217,967
Deposits for future
 flight equipment      81,686         764            -                 (2,685)(C)    79,765
                      991,193      30,369      (90,849)               (18,264)      912,449
Capital leases         44,381           -            -                      -        44,381
                   $1,035,374     $30,369     $(90,849)              $(18,264)     $956,830

(A) Amortization of airframe and engine overhauls charged to maintenance expense.
(B) Transfers to other assets.
(C) Deposits returned.

ACCUMULATED DEPRECIATION AND AMORTIZATION
OF PROPERTY AND EQUIPMENT
Alaska Air Group, Inc.                                                  Schedule VI
                                     Additions
                      Balance at    Charged to               Transfers      Balance
                       Beginning     Costs and               to  Other       at End
(In Thousands)         of Period      Expenses  Retirements     Assets    of Period
Year Ended
December 31, 1991
Flight equipment        $100,814       $30,279     $(8,156)                $122,937
Other property
 and equipment            54,095        12,162        (425)                  65,832
                         154,909        42,441      (8,581)                 188,769
Capital leases            12,755         2,108           -                   14,863
                        $167,664       $44,549     $(8,581)                $203,632
Year Ended
December 31, 1992
Flight equipment        $122,937       $37,378     $(5,831)    $(3,836)    $150,648
Other property
 and equipment            65,832        13,107      (1,894)          -       77,045
                         188,769        50,485      (7,725)     (3,836)     227,693
Capital leases            14,863         2,108           -           -       16,971
                        $203,632       $52,593     $(7,725)    $(3,836)    $244,664
Year Ended
December 31, 1993
Flight equipment        $150,648       $39,165    $(30,429)                $159,384
Other property
 and equipment            77,045        14,027      (3,311)                  87,761
                         227,693        53,192     (33,740)                 247,145
Capital leases            16,971         2,108           -                   19,079
                        $244,664       $55,300    $(33,740)                $266,224

CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION      Schedule X
Alaska Air Group, Inc.


                                          Charged to costs and expenses
Year Ended December 31 (In Thousands)            1993     1992     1991
Aircraft maintenance                          $67,438  $87,687  $82,983
Depreciation and amortization of
 intangible assets, preoperating costs
 and similiar deferrals                             *        *        *
Taxes, other than payroll and income taxes    $13,417  $12,881  $10,101
Royalties                                           *        *        *
Advertising and promotion                     $17,046  $34,179  $32,021

* Less than 1% of total revenues.

VALUATION AND QUALIFYING ACCOUNTS
Alaska Air Group, Inc.                                                   Schedule VIII
                                                   Additions
                                      Balance at  Charged to                   Balance
                                       Beginning   Costs and                 at end of
(In Thousands)                         of Period    Expenses  Deductions(A)     Period

Year Ended December 31, 1991
(a) Reserve deducted from asset to
    which it applies:
     Allowance for doubtful accounts      $2,365        $725       $(534)       $2,556
     Obsolescence allowance for
      flight equipment spare parts        $2,971        $794       $   -        $3,765

(b) Reserve recorded as other long-
    term liabilities:
     Leased aircraft return provision     $8,785     $14,533     $(1,789)      $21,529


Year Ended December 31, 1992
(a) Reserve deducted from asset to
    which it applies:
     Allowance for doubtful accounts      $2,556      $1,237       $(579)       $3,214
     Obsolescence allowance for
      flight equipment spare parts        $3,765      $2,578       $   -        $6,343

(b) Reserve recorded as other long-
    term liabilities:
     Leased aircraft return provision    $21,529     $32,230    $(13,956)      $39,803


Year Ended December 31, 1993
(a) Reserve deducted from asset to
    which it applies:
     Allowance for doubtful accounts      $3,214        $912     $(1,505)       $2,621
     Obsolescence allowance for
      flight equipment spare parts        $6,343      $1,994     $     -        $8,337

(b) Reserve recorded as other long-
    term liabilities:
     Leased aircraft return provision    $39,803     $22,324    $(31,394)      $30,733


(A)  Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis.

3.(i) Certificate of Incorporation of Alaska Air Group, Inc. as amended through May 20, 1987 (Exhibit 3-01 to 1987 10-K).
*3.(ii)  Bylaws of Alaska Air Group, Inc., as amended through
         September 14, 1993.
4.1 Indenture dated June 15, 1985, between Alaska Airlines, Inc. and Bankamerica Trust Company of New York, including form of Debenture (Exhibit 4-02 to Registration Statement No. 2-98555).
4.2 Rights Agreement dated as of December 2, 1986 between Alaska Air Group, Inc. and The First National Bank of Boston, as Rights Agent (Exhibit No. 1 to Form 8A filed December 12, 1986).
10.1 Lease and Assignment of Sublease Agreement dated February 1, 1979 between Alaska Airlines, Inc. and the Alaska Industrial Development Authority (Exhibit 10-15 to Registration Statement No. 2-70742).
10.2 Lease and Assignment and Sublease Agreement dated April 1, 1978 between Alaska Airlines, Inc. and the Alaska Industrial Development Authority (Exhibit 10-16 to Registration Statement No. 2-70742).
10.3 Alaska Air Group, Inc. 1975 Stock Option Plan, as amended through May 7, 1991.
10.4     Management Incentive Plan (1992 Alaska Air Group, Inc.
         Proxy Statement).
10.5 Loan Agreement dated as of December 1, 1984, between Alaska Airlines, Inc. and the Industrial Development Corporation of the Port of Seattle (Exhibit 10-38 to 1984 10-K).
10.6 Amended and Restated Credit Agreement dated as of April 1, 1986 between Alaska Airlines, Inc. and The Long Term Credit Bank of Japan (Exhibit 10-28 to 1986 10-K).
10.7 Alaska Air Group, Inc. 1984 Stock Option Plan, as amended through May 7, 1992.
10.8 Supplemental retirement plan arrangement between Horizon Air Industries, Inc. and John F. Kelly (1992 Alaska Air Group, Inc. Proxy Statement).
10.9 Alaska Air Group, Inc. 1988 Stock Option Plan, as amended through May 19, 1992 (Registration Statement No. 33-523242).
10.10 Purchase Agreement between McDonnell Douglas Corporation and Alaska Airlines, Inc. DAC 88-36-D, dated October 14, 1988 (Exhibit 10-17 to 1988 10-K).
10.11    Capital Performance Plan (Exhibit 4.3 to Registration
         Statement 33-33087).
#10.12 Purchase Agreement dated March 30, 1990 between McDonnell Douglas Corporation and Alaska Airlines, Inc. for the purchase of up to 40 MD90-30 aircraft (Exhibit 10-13 to 1990 10-K)
#10.13 Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements for 19 additional B737-400 aircraft and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 10-K)
#10.16 Purchase Agreement dated as of May 15, 1991, between Horizon Air Industries, Inc. and Dornier Luftfahrt GmbH for the purchase of up to 60 Dornier 328 aircraft (Exhibit 10-19 to May 30, 1991 8-K).
#10.17 Amendment dated as of June 25, 1993 to the Purchase Agreement dated as of May 15, 1991, between Horizon Air Industries, Inc. and Dornier Luftfahrt GmbH for the purchase of up to 60 Dornier 328 aircraft (Exhibit 10-19a to Second Quarter 1993 10-Q).
*11      Computation of Earnings Per Common Share.
*12      Calculation of Ratio of Earnings to Fixed Charges and
         Preferred Dividends.
21       Subsidiaries of the Registrant (Exhibit 22-01 to 1987 10-
         K).
*23      Consent of Arthur Andersen & Co.


* Filed herewith.
# Confidential treatment was granted as to a portion of this document.