Form 10-Q
period 1994-03-31
ALASKA AIR GROUP INC
filed 1994-05-05
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q

(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994.
                               OR
(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

                     ALASKA AIR GROUP, INC.
     (Exact name of registrant as specified in its charter)

           Delaware                               91-1292054
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

     19300 Pacific Highway South, Seattle, Washington 98188
            (Address of principal executive offices)

 Registrant's telephone number, including area code: (206) 431-7040

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_ No_

              APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   The registrant has 13,353,440 common shares, par value $1.00, outstanding at March 31, 1994.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheet as of March 31, 1994 and December 31, 1993; (ii) consolidated statements of income for the quarters ended March 31, 1994 and 1993; (iii) consolidated statement of shareholders' equity for the three months ended March 31, 1994; and, (iv) consolidated statements of cash flows for the quarters ended March 31, 1994 and 1993. Also attached are the accompanying notes to Air Group's consolidated financial statements that have changed significantly during the three months ended March 31, 1994. These statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The adjustments made were of a normal recurring nature.

Air  Group is a holding company incorporated in Delaware in 1985.
Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and
Horizon Air Industries, Inc. (Horizon).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
First Quarter 1994 Compared with First Quarter 1993
The consolidated net loss for the first quarter of 1994 was $6.3 million, or $.47 per share. This compares with 1993's first quarter loss of $15.0 million, or $1.25 per share. The operating loss for the first quarter of 1994 was $2.9 million, compared to $16.8 million loss for the first quarter of 1993.

Operating Revenues
Operating revenues increased 12% to $280.4 million from $250.2 million. Passenger revenues increased 10% on a 49% increase in passenger traffic. Traffic gains were due to a 25% increase in system capacity (including new service to Reno and Las Vegas), lower fares that stimulated traffic throughout most of the system, and improvements in market share. Load factor increased from 50.4% in 1993 to 60.1% in 1994. Passenger yields decreased 26% reflecting fare reductions. Average revenue per passenger mile (yield) decreased 5.2 cents, from 20.0 cents in the first quarter of 1993 to 14.8 cents in the first quarter of 1994. Currently, a 1 cent change in yield affects annual revenues by about $70 million.

Freight, and mail revenues increased $3.7 million (22%) due to a military charter contract in Alaska, increased freight volumes and increased freight and mail rates. Other-net revenues were up $3.0 million (34%) due to increased revenues from Alaska's frequent flyer program, maintenance contracts, and inflight liquor sales.

Operating Expenses
While capacity increased 25%, operating expenses increased only 6% to $283.3 million, compared to $267.1 million in the first quarter of last year. Operating expenses per available seat mile
(ASM) declined 15%, from 11.95 cents in the first quarter of 1993 to 10.15 cents for the current quarter. The lower unit costs were due to an intensive cost reduction effort and better utilization of Alaska's fleet. Alaska's daily aircraft utilization increased 35% from 7.2 hours to 9.7 hours. In addition, lower fuel prices reduced operating expenses by $5.3 million in the first quarter 1994. The table below shows the major operating expense elements on a unit cost basis for the quarters ended March 31, 1994 and 1993.

                               Operating Expenses Per ASM (In Cents)
                                                 Increase          %
                               1994    1993    (Decrease)     Change

Wages and benefits             3.32    3.96         (.64)       (16)
Aircraft fuel                  1.18    1.42         (.24)       (17)
Aircraft maintenance            .60     .85         (.25)       (29)
Aircraft rent                  1.41    1.64         (.23)       (14)
Commissions                     .72     .84         (.12)       (14)
Depreciation & amortization     .46     .64         (.18)       (28)
Other                          2.46    2.60         (.14)        (5)
Total                         10.15   11.95        (1.80)       (15)

Wages and benefits per ASM decreased 16% primarily due to improved productivity at Alaska. The number of Alaska employees decreased 1% while Alaska's capacity increased 27% and traffic increased 52%. During March 1994, the Company and the Association of Flight Attendants concluded a new five-year contract, which is effective May 1, 1994. The contract is modeled after the one used at Southwest Airlines and provides flight attendants the opportunity to earn increased wages through increased flying. It also provides a lower starting rate of pay, more flexible work rules, and reduced pension expenses.

Fuel expense per ASM decreased 17% primarily due to a 14% decrease in the cost of fuel. The average cost per gallon was
60.2 cents in the first quarter of 1994, down 9.7 cents from the first quarter of 1993 price of 69.9 cents. Currently, a 1 cent change in fuel prices affects annual fuel costs by about $2.2 million.

Maintenance expense per ASM decreased 29% due to the replacement of older aircraft with new aircraft during the past year as well as significant improvements in programs, techniques and efficiencies. Aircraft rent per ASM decreased 14% primarily due to a substantial increase in Alaska's average fleet utilization, offset by higher rents for new aircraft acquired during the past year.

Depreciation and amortization expense per ASM decreased 28% due to the retirement of essentially all of Alaska's Boeing 727-200 aircraft during 1993, and increased average fleet utilization. Other expense per ASM decreased 5% due to lower unit costs for food, advertising, promotion, and personnel expenses.

Income Tax Expense (Credit)
The Company estimates an effective annual tax rate of 43% for 1994.

Outlook
The Company expects that the higher traffic and lower yield trends seen in the first quarter of 1994, will continue into the second quarter of 1994. The Company is continuing its efforts to reduce operating expenses and expects the trend toward lower operating unit costs seen in the first quarter 1994 to continue in 1994. In June 1994, Southwest Airlines is expected to begin service in the Pacific Northwest and between the Pacific
Northwest and northern California. Most of the new service replaces service provided by Morris Air, which was acquired by Southwest Airlines in December 1993.

Liquidity and Capital Resources
The table below shows the major indicators of financial condition and liquidity at March 31, 1994 and December 31, 1993 and the changes during the three months ended March 31, 1994.

                        March 31,1994   December 31, 1993      Change
                     (In millions, except ratios and per share)

Cash and marketable       $     97.2     $   101.1           $   (3.9)
securities
Working capital (deficit)      (84.4)        (61.3)              (23.1)
Total assets                 1,191.6       1,135.0                56.6
Long-term debt                 593.4         525.4                68.0
Shareholders' equity           160.9         166.8                (5.9)

Book value per common       $  12.05      $  12.51            $   (.46)
share

Debt/equity ratio             79%:21%       76%:24%                N/A

The Company's cash and marketable securities portfolio decreased by $3.9 million during the first quarter of 1994. Operating activities provided $36 million of cash in the first quarter 1994. Additional cash was provided by $78 million in new long-term debt. Cash was used for the purchase of three MD-80 aircraft and other capital expenditures ($89.6 million), repayment of short-term borrowings ($20 million), debt payments ($8.2 million) and restricted deposits ($2.7 million).

Financing Arrangements
In  March  1994,  three  MD-80 aircraft were  financed  with  $78 million of interim debt. The Company plans to refinance this debt with a ten-year loan at a variable interest rate based on LIBOR.

At  March  31, 1994, Alaska had $70 million in lines  of  credit.
$20 million of the lines are available and the balance were being used as part of the above interim financing of three MD-80 aircraft.

Commitments
During the first quarter of 1994, Alaska took delivery of two new B737-400 aircraft under eight-year operating leases. In April 1994, Alaska further restructured its aircraft orders with
McDonnell Douglas and replaced the order for ten MD-90s plus options with an order for four MD-80s. Two MD-80s will be delivered in 1996 and two in 1997. The net effect will reduce future capital spending by approximately $360 million.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
In December 1992, the U.S. Department of Justice filed suit against most major domestic airlines, including the Company, alleging that they have violated the antitrust laws by conspiring to fix prices for domestic airline tickets in violation of
Section 1 of the Sherman Act. During March 1994, six of the airlines, including the Company, entered into consent decrees with the U.S. Department of Justice. The agreement requires no refunds or monetary cost to the Company and is expected to be approved by the court in second quarter 1994.


ITEM 6.  Exhibits and Reports on Form 8-K
(a)Exhibit 11 - Statement regarding computation of per-share earnings.
(b)No  reports  on Form 8-K were filed during the  first  quarter
1994.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ALASKA AIR GROUP, INC.
Registrant



Date:  April 29, 1994



Raymond J. Vecci
Chairman, President and Chief Executive Officer



J. Ray Vingo
Vice President/Finance, Chief Financial
  Officer, Treasurer and Director


CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

ASSETS
                                               March 31,     December 31,
(In Thousands)                                      1994            1993
Current Assets
Cash and cash equivalents                        $27,555         $27,179
Marketable securities                             69,606          73,970
Receivables - net                                 77,337          75,274
Inventories and supplies                          42,245          41,269
Prepaid expenses and other assets                 39,250          56,498

Total Current Assets                             255,993         274,190
Property and Equipment
Flight equipment                                 705,610         614,717
Other property and equipment                     216,933         217,967
Deposits for future flight equipment              63,674          79,765
                                                 986,217         912,449
Less accumulated depreciation and amortization   249,112         247,145
                                                 737,105         665,304
Capital leases
Flight and other equipment                        44,381          44,381
Less accumulated amortization                     19,606          19,079
                                                  24,775          25,302

Total Property and Equipment - Net               761,880         690,606

Intangible Assets - Subsidiaries                  67,201          67,711

Other Assets                                     106,513         102,447

Total Assets                                  $1,191,587      $1,134,954

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
                                               March 31,     December 31,
(In Thousands)                                      1994            1993
Current Liabilities
Accounts payable                                 $47,280         $45,582
Accrued aircraft rent                             32,364          39,119
Other accrued liabilities                         44,532          46,679
Accrued wages, vacation pay and payroll tax       41,900          40,192
Short-term borrowings                                  -          20,000
Air traffic liability                            134,431         108,360
Current portion of long-term debt and
  capital lease obligations                       39,897          35,575

Total Current Liabilities                        340,404         335,507
Long-Term Debt and Capital Lease
 Obligations                                     593,405         525,418
Other Liabilities and Credits
Deferred income taxes                             15,826          20,998
Deferred income                                   24,882          25,827
Other liabilities                                 56,151          60,371
                                                  96,859         107,196
Shareholders' Equity
Common stock, $1 par value
  Authorized:       30,000,000 shares
  Issued: 1994 -  16,507,031 shares
          1993 -  16,495,210 shares               16,507          16,495
  Capital in excess of par value                 152,146         152,017
  Treasury stock, at cost: 1994 - 3,153,591
                           1993 - 3,153,589      (71,807)        (71,807)
Deferred compensation                             (5,555)         (5,813)
Retained earnings                                 69,628          75,941
                                                 160,919         166,833

Total Liabilities and Shareholders' Equity    $1,191,587      $1,134,954

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.


Quarter Ended March 31 (In Thousands)          1994          1993
Operating Revenues
Passenger                                  $248,221      $224,757
Freight and mail                             20,236        16,568
Other - net                                  11,925         8,917
Total Operating Revenues                    280,382       250,242
Operating Expenses
Wages and benefits                           92,795        88,699
Aircraft fuel                                32,927        31,731
Aircraft maintenance                         16,801        19,026
Aircraft rent                                39,408        36,691
Commissions                                  19,997        18,715
Depreciation and amortization                12,927        14,420
Other                                        68,455        57,806
Total Operating Expenses                    283,310       267,088
Operating Loss                               (2,928)      (16,846)
Other Income (Expense)
Interest income                               1,424         1,776
Interest expense                             (9,877)       (9,863)
Interest capitalized                            103             -
Gain (loss) on sale of assets                  (175)          178
Other - net                                     441           892
                                             (8,084)       (7,017)
Loss before income tax credit               (11,012)      (23,863)
Income tax credit                            (4,699)       (8,830)
Net Loss                                    $(6,313)     $(15,033)

Net Loss Per Common Share:
Primary -
  Net loss                                  $(6,313)     $(15,033)
  Preferred stock dividends                       -        (1,645)
  Net loss applicable to common shares      $(6,313)     $(16,678)
  Average shares outstanding (000)           13,349        13,334
  Net loss per common share                  $(0.47)       $(1.25)

The dilutive effect of the Company's common stock equivalents and convertible securities was anti-dilutive for 1994 and 1993.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.

                                 -------- Common Stock--------
                                          Capital in  Treasury     Deferred
                                  $1 Par  Excess of      Stock      Compen-    Retained
(In Thousands)                     Value  Par Value    at Cost       sation    Earnings

Balances at December 31, 1993    $16,495   $152,017   ($71,807)     ($5,813)    $75,941
Net loss for the three month
  ended March 31, 1994                                                           (6,313)
Stock issued under stock plans        12        129
Employee Stock Ownership Plan
  shares allocated                                                      258

Balances at March 31, 1994       $16,507   $152,146   ($71,807)     ($5,555)    $69,628

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.

Quarter Ended March 31  (In Thousands)                    1994           1993
Cash and cash equivalents at beginning of quarter      $27,179         $6,880
Cash flows from operating activities:
Net loss                                                (6,313)       (15,033)
Adjustments to reconcile net loss to cash:
Depreciation and amortization                           12,927         14,420
Amortization of airframe and engine overhauls            4,976          7,277
Loss (gain) on disposal of assets and debt retirement      175           (504)
Deferred income taxes                                   (5,172)       (11,162)
Increase in accounts receivable                         (2,063)        (5,025)
Decrease in other current assets                        16,272          8,035
Increase in air traffic liability                       26,071         11,497
Decrease in other current liabilities                   (5,496)        (4,241)
Interest on zero coupon notes                            2,522          2,350
Leased aircraft return payments and other-net           (7,904)        (2,957)

Net cash provided by operating activities               35,995          4,657
Cash flows from investing activities:
Proceeds from disposition of assets                      1,727            232
Purchases of marketable securities                    (132,500)       (77,950)
Sales and maturities of marketable securities          136,864         97,072
Restricted deposits                                     (2,674)        (3,997)
Future flight equipment deposits returned                  610              -
Additions to future flight equipment deposits             (672)             -
Additions to property and equipment                    (88,902)        (8,924)

Net cash provided by (used in) investing activities    (85,547)         6,433
Cash flows from financing activities:
Repayment of short-term borrowings                     (20,000)             -
Proceeds from issuance of long-term debt                78,000              -
Long-term debt and capital lease payments               (8,213)        (8,146)
Proceeds from issuance of common stock                     141            124
Cash dividends                                               -         (1,573)
Gain on debt retirement                                      -            326

Net cash provided by (used in) financing activities     49,928         (9,269)
Net increase in cash and cash equivalents                  376          1,821
Cash and cash equivalents at end of quarter             27,555          8,701
Supplemental disclosure of cash paid during the quarter for:
  Interest (net of amount capitalized)                   7,122          6,767
  Income taxes                                               -              -
Noncash investing and financing activities                None           None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE THREE MONTHS ENDED MARCH 31, 1994
Alaska Air Group, Inc.



Note 1. Long-Term  Debt  (See  Note 3 to  Consolidated  Financial
        Statements at December 31, 1993)

In  March  1994,  three  MD-80 aircraft were  financed  with  $78 million of interim debt with a term of up to ten years and variable interest rate based on LIBOR. The Company plans to refinance this debt with a new ten-year loan at a variable interest rate based on LIBOR.

At  March  31, 1994, Alaska had $70 million in lines  of  credit.
$20 million of the lines are available and the balance were being used as part of the above interim financing of three MD-80 aircraft.

At March 31, 1994, under the most restrictive loan provisions, Alaska had $23.8 million of excess net worth and its cash dividend payments to Air Group were limited to $17.7 million.


Note 2. Commitments   (See  Note  5  to  Consolidated   Financial
        Statements at December 31, 1993)

During the first quarter of 1994, Alaska took delivery of two new B737-400 aircraft under eight-year operating leases. In April 1994, Alaska further restructured its aircraft orders with
McDonnell Douglas and replaced the order for ten MD-90s plus options with an order for four MD-80s. Two MD-80s will be delivered in 1996 and two in 1997. The net effect will reduce future capital spending by approximately $360 million.