Form 10-Q
period 1994-06-30
ALASKA AIR GROUP INC
filed 1994-08-09
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q

(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1994.
                               OR
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

   The registrant has 13,366,984 common shares, par value $1.00, outstanding at June 30, 1994.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheet as of June 30, 1994 and December 31, 1993; (ii) consolidated statements of income for the quarters and six months ended June 30, 1994 and 1993; (iii) consolidated statement of shareholders' equity for the six months ended June 30, 1994; and,
(iv) consolidated statements of cash flows for the quarters and six months ended June 30, 1994 and 1993. Also attached are the accompanying notes to Air Group's consolidated financial statements that have changed significantly during the six months ended June 30, 1994. These statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The adjustments made were of a normal, recurring nature.

Air  Group is a holding company incorporated in Delaware in 1985.
Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and
Horizon Air Industries, Inc. (Horizon).


ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
Second Quarter 1994 Compared with Second Quarter 1993
The consolidated net income for the second quarter of 1994 was $9.7 million, or $.72 per share (primary) and $.55 per share (fully diluted). This compares with 1993's second quarter loss of $3.6 million, or $.33 per share. The operating profit for the second quarter of 1994 was $24.5 million, compared to $2.1 million for the second quarter of 1993.

Operating Revenues
Operating revenues increased 19% from $277.5 million to $330.5 million. Passenger revenues increased 20% on a 41% increase in passenger traffic. Traffic gains were due to a 30% increase in system capacity (including new service to Reno and Las Vegas), lower fares that stimulated traffic throughout most of the system, and improvements in market share. Load factor increased from 57.4% in 1993 to 62.3% in 1994. Passenger yields decreased 15% reflecting fare reductions. Average revenue per passenger mile (yield) decreased 2.7 cents, from 17.5 cents in the second quarter of 1993 to 14.8 cents in the second quarter of 1994. Currently, a 1 cent change in yield affects annual revenues by approximately $70 million.

Freight and mail revenues increased $2.2 million (11%) due to a military charter contract in the state of Alaska, and increased freight volumes and rates, offset by lower mail volumes. The lower mail volumes resulted from Alaska's decision to not bid on certain U.S. mail contracts and instead haul higher yielding freight. Other-net revenues were up $2.8 million (25%) due to increased revenues from Alaska's frequent flyer program, maintenance contracts, and inflight liquor sales.

Operating Expenses
Operating expenses increased 11% to $306.0 million on a capacity increase of 30%. Operating expenses per available seat mile
(ASM) declined 14%, from 11.21 cents in the second quarter of 1993 to 9.60 cents for the current quarter. The lower unit costs were due to an intensive cost reduction effort and better utilization of Alaska's fleet. Alaska's daily aircraft utilization increased 33% from 7.6 hours to 10.1 hours. In addition, lower fuel prices reduced operating expenses by $7.2 million in the second quarter 1994. The table below shows the major operating expenses on a unit cost basis for the quarters ended June 30, 1994 and 1993.

                           Operating Expenses Per ASM (In Cents)
                                                               %
                               1994    1993     Change    Change

Wages and benefits             3.15    3.71      (.56)      (15)
Aircraft fuel                  1.08    1.40      (.32)      (23)
Aircraft maintenance            .56     .62      (.06)      (10)
Aircraft rent                  1.29    1.55      (.26)      (17)
Commissions                     .74     .82      (.08)      (10)
Depreciation & amortization     .45     .59      (.14)      (24)
Other                          2.33    2.52      (.19)       (8)
Total                          9.60   11.21     (1.61)      (14)

Wages and benefits per ASM decreased 15% primarily due to improved productivity at Alaska. The number of Alaska employees increased 3% while its capacity increased 31% and traffic increased 42%. During March 1994, Alaska and the Association of Flight Attendants concluded a new five-year contract, which was effective May 1, 1994. The contract is modeled after the one used at Southwest Airlines and provides flight attendants the opportunity to earn increased wages through increased flying. It also provides a lower starting rate of pay, more flexible work rules, and reduced pension expenses.

Fuel expense per ASM decreased 23% primarily due to a 17% decrease in the cost of fuel. The average cost per gallon was down 12.0 cents from 69.2 cents in the second quarter of 1993 to
57.2 cents in the current quarter. Currently, a 1 cent change in fuel prices affects annual fuel costs by approximately $2.3 million.

Maintenance expense per ASM decreased 10% due to the replacement of older aircraft with new aircraft during the past year as well as significant improvements in maintenance programs, techniques and efficiencies. Aircraft rent per ASM decreased 17% primarily due to a substantial increase in Alaska's average fleet utilization, offset by higher rents for new aircraft acquired during the past year.

Depreciation and amortization expense per ASM decreased 24% due to the retirement of essentially all of Alaska's Boeing 727-200 aircraft during 1993, and increased utilization of the remaining fleet. Other expense per ASM decreased 8% due to lower unit costs for food, advertising and personnel expenses.

Other Income (Expense)
Nonoperating expense was $6.9 million in the second quarter of both 1994 and 1993. Interest expense was $2.6 million higher in 1994 due to higher interest rates on variable debt and higher average debt balances. Other-net was $3.1 million higher in 1994 due to gains on debt retirements and vendor credits.

Six Months 1994 Compared with Six Months 1993
The consolidated net income for the six months ended June 30, 1994 was $3.4 million, or $.25 per share. This compares with 1993's first half net loss of $18.6 million, or $1.59 per share. Operating revenues for the 1994 period were $610.9 million, 16% higher than the $527.7 million posted a year ago. A 28% increase in capacity coupled with a 20% decrease in yields resulted in passenger traffic climbing 45% for the period. The reasons noted for the second quarter passenger revenue variation also apply for the six-month period.

Operating expenses increased 9% to $589.3 million, compared to $542.5 million in the first half of last year. Operating expenses per available seat mile (ASM) declined 15%, from 11.56 cents to 9.86 cents. The table below shows the major operating expenses on a unit cost basis for the six months ended June 30, 1994 and 1993.

                           Operating Expenses Per ASM (In Cents)
                                                               %
                               1994    1993    Change     Change

Wages and benefits             3.23    3.83     (.60)       (16)
Aircraft fuel                  1.13    1.41     (.28)       (20)
Aircraft maintenance            .58     .73     (.15)       (21)
Aircraft rent                  1.35    1.59     (.24)       (15)
Commissions                     .73     .83     (.10)       (12)
Depreciation & amortization     .45     .61     (.16)       (26)
Other                          2.39    2.56     (.17)        (7)
Total                          9.86   11.56    (1.70)       (15)

The reasons noted for the second quarter expense variations also apply for the six-month period.

Liquidity and Capital Resources
The table below shows the major indicators of financial condition and liquidity at June 30, 1994 and December 31, 1993 and the changes during the six months ended June 30, 1994.

                                June 30,     December     Change
                                    1994     31, 1993
                      (In millions, except ratios and per share)

Cash and marketable securities    $126.8     $101.1        $25.7
Working capital (deficit)         (86.4)     (61.3)       (25.1)
Total assets                     1,261.3    1,135.0        126.3
Long-term debt                     596.6      525.4         71.2
Shareholders' equity               171.1      166.8          4.3

Book value per common share       $12.80     $12.51         $.29

Debt/equity ratio                78%:22%    76%:24%          N/A

The Company's cash and marketable securities portfolio increased by $25.7 million during the first half of 1994. Operating activities provided $100 million of cash in the first half of 1994. Additional cash was provided by $104 million in new long-term debt. Cash was used for the purchase of four new MD-83 aircraft, one used B737-200C aircraft, and other capital expenditures ($130 million), repayment of short-term borrowings ($20 million), debt payments ($32 million) and restricted deposits ($5 million).

Financing Arrangements
In the first half of 1994, three MD-83 aircraft were financed with $78 million of interim debt. Later this year, the Company plans to refinance this debt with new ten-year loans at variable interest rates based on LIBOR. In addition, one MD-83 aircraft was financed with a $26 million ten-year loan at a variable interest rate based on LIBOR.

At June 30, 1994, Alaska had $70 million in lines of credit which were being used as part of the above interim financing of MD-83 aircraft.

Commitments
During the first half of 1994, Alaska took delivery of three new B737-400 aircraft under eight-year operating leases. In April 1994, Alaska further restructured its aircraft orders with
McDonnell Douglas and replaced an order for ten MD-90s plus options with an order for four MD-83s. Two MD-83s will be delivered in 1996 and two in 1997. The net effect will reduce future capital spending by approximately $360 million.


PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
In December 1992, the U.S. Department of Justice filed suit against most major domestic airlines, including the Company, alleging that they violated the antitrust laws by conspiring to fix prices for domestic airline tickets in violation of Section 1 of the Sherman Act. During March 1994, six of the airlines, including the Company, entered into consent decrees with the U.S. Department of Justice. The agreement requires no refunds or monetary cost to the Company and is expected to be approved by the court in the third quarter of 1994.


ITEM 4.  Submission of Matters to a Vote of Security Holders
(a)Air Group's annual meeting of stockholders was held on May 17, 1994.
(b)Not applicable.
(c)Three directors were elected with the following results:

                                 Votes Against
       Director    Votes For       or Withheld   Broker Non-Votes

   M.J. Fate      11,995,547           145,765                  0
   J.F. Kelly     12,016,625           124,687                  0
   B.R. Kennedy   12,026,173           115,139                  0

ITEM 6.  Exhibits and Reports on Form 8-K
(a)Exhibit 11 - Statement regarding computation of per-share earnings.
(b)No  reports  on Form 8-K were filed during the second  quarter
   1994.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ALASKA AIR GROUP, INC.
Registrant


Date:  August 4, 1994



   /S/ Raymond J. Vecci
Raymond J. Vecci
Chairman, President and Chief Executive Officer



   /s/ Kathleen H.Iskra
Kathleen H. Iskra
Controller (Principal Accounting Officer)

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

ASSETS
                                                     June 30,       Dec. 31,
(In Thousands)                                           1994           1993
Current Assets
Cash and cash equivalents                             $48,718        $27,179
Marketable securities                                  78,050         73,970
Receivables - net                                      83,276         75,274
Inventories and supplies                               41,313         41,269
Prepaid expenses and other assets                      51,767         56,498

Total Current Assets                                  303,124        274,190
Property and Equipment
Flight equipment                                      745,199        614,717
Other property and equipment                          210,044        217,967
Deposits for future flight equipment                   54,971         79,765
                                                    1,010,214        912,449
Less accumulated depreciation and amortization        256,592        247,145
                                                      753,622        665,304
Capital leases
Flight and other equipment                             44,381         44,381
Less accumulated amortization                          20,133         19,079
                                                       24,248         25,302

Total Property and Equipment - Net                    777,870        690,606

Intangible Assets - Subsidiaries                       66,691         67,711

Other Assets                                          113,612        102,447

Total Assets                                       $1,261,297     $1,134,954

See accompanying notes to consolidated financial statements.




CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     June 30,       Dec. 31,
(In Thousands)                                           1994           1993
Current Liabilities
Accounts payable                                      $49,333        $45,582
Accrued aircraft rent                                  35,202         39,119
Other accrued liabilities                              68,148         46,679
Accrued wages, vacation pay and payroll taxes          42,086         40,192
Short-term borrowings                                       -         20,000
Air traffic liability                                 153,245        108,360
Current portion of long-term debt and
  capital lease obligations                            41,464         35,575

Total Current Liabilities                             389,478        335,507
Long-Term Debt and Capital Lease
 Obligations                                          596,637        525,418
Other Liabilities and Credits
Deferred income taxes                                  23,747         20,998
Deferred income                                        23,939         25,827
Other liabilities                                      56,426         60,371
                                                      104,112        107,196
Shareholders' Equity
Common stock, $1 par value
  Authorized:       30,000,000 shares
  Issued: 1994 -  16,520,575 shares
               1993 -  16,495,210 shares               16,521         16,495
  Capital in excess of par value                      152,265        152,017
  Treasury stock, at cost: 1994 - 3,153,591 shares
  1993 - 3,153,576 shares                             (71,807)       (71,807)
Deferred compensation                                  (5,218)        (5,813)
Retained earnings                                      79,309         75,941
                                                      171,070        166,833

Total Liabilities and Shareholders' Equity         $1,261,297     $1,134,954

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.


Quarter Ended June 30 (In Thousands)                     1994           1993
Operating Revenues
Passenger                                            $294,245       $246,301
Freight and mail                                       22,359         20,115
Other - net                                            13,871         11,067
Total Operating Revenues                              330,475        277,483
Operating Expenses
Wages and benefits                                    100,334         91,299
Aircraft fuel                                          34,415         34,310
Aircraft maintenance                                   17,869         15,350
Aircraft rent                                          41,104         37,997
Commissions                                            23,654         20,177
Depreciation and amortization                          14,276         14,437
Other                                                  74,332         61,831
Total Operating Expenses                              305,984        275,401
Operating Income                                       24,491          2,082
Other Income (Expense)
Interest income                                         1,711          1,963
Interest expense                                      (11,810)        (9,253)
Interest capitalized                                       95            221
Loss on sale of assets                                   (327)          (179)
Other - net                                             3,442            381
                                                       (6,889)        (6,867)
Income (loss) before income tax                        17,602         (4,785)
Income tax expense (credit)                             7,921         (1,196)

Net Income (Loss)                                      $9,681        $(3,589)

Earnings (Loss) Per Common Share:
Primary -
  Net income (loss)                                    $9,681        $(3,589)
  Preferred stock dividends                                -            (880)
  Net income (loss) applicable to common shares        $9,681        $(4,469)
  Average shares outstanding (000)                     13,366         13,341
  Earnings (loss) per common share                      $0.72         $(0.33)
Fully Diluted -
  Income applicable to common shares                  $12,077
  Average shares outstanding (000)                     22,055           Anti-
  Earnings per common share                             $0.55        Dilutive

See accompanying notes to consolidated financial statements.





CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.


Six Months Ended June 30 (In Thousands)                  1994           1993
Operating Revenues
Passenger                                            $542,466       $471,058
Freight and mail                                       42,595         36,683
Other - net                                            25,796         19,984
Total Operating Revenues                              610,857        527,725
Operating Expenses
Wages and benefits                                    193,129        179,998
Aircraft fuel                                          67,342         66,041
Aircraft maintenance                                   34,670         34,376
Aircraft rent                                          80,512         74,688
Commissions                                            43,651         38,892
Depreciation and amortization                          27,203         28,857
Other                                                 142,787        119,637
Total Operating Expenses                              589,294        542,489
Operating Income (Loss)                                21,563        (14,764)
Other Income (Expense)
Interest income                                         3,135          3,739
Interest expense                                      (21,687)       (19,116)
Interest capitalized                                      198            221
Loss on sale of assets                                   (502)            (1)
Other - net                                             3,883          1,273
                                                      (14,973)       (13,884)
Income (loss) before income tax                         6,590        (28,648)
Income tax expense (credit)                             3,222        (10,026)
Net Income (Loss)                                      $3,368       $(18,622)

Earnings (Loss) Per Common Share:
Primary -
  Net income (loss)                                    $3,368       $(18,622)
  Preferred stock dividends                                 -         (2,525)
  Income (loss) applicable to common shares            $3,368       $(21,147)
  Average shares outstanding (000)                     13,364         13,337
  Earnings (loss) per common share                      $0.25         $(1.59)

The dilutive effect of the Company's common stock equivalents and convertible securities was anti-dilutive for 1994 and 1993.


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.

                                                    Common Stock
                                                        Capital in       Treasury       Deferred
                                            $1 Par       Excess of          Stock        Compen-     Retained
(In Thousands)                               Value       Par Value        at Cost         sation     Earnings

Balances at December 31, 1993              $16,495        $152,017       ($71,807)       ($5,813)     $75,941
Net income for the six months
  ended June 30, 1994                                                                                   3,368
Stock issued under stock plans                  26             248
Employee Stock Ownership Plans
  shares allocated                                                                           595

Balances at June 30, 1994                  $16,521        $152,265       ($71,807)       ($5,218)     $79,309

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.

Quarter Ended June 30  (In Thousands)                          1994       1993
Cash and cash equivalents at beginning of quarter           $27,555     $8,701
Cash flows from operating activities:
Net income (loss)                                             9,681     (3,589)
Adjustments to reconcile net income (loss) to cash:
Depreciation and amortization                                14,276     14,437
Amortization of airframe and engine overhauls                 5,292      7,448
Gain on disposition of assets and debt retirement            (1,218)       (81)
Deferred income taxes                                         7,921     (1,280)
Decrease (increase) in accounts receivable                   (5,939)    12,190
Increase in other current assets                            (11,585)    (8,108)
Increase in air traffic liability                            18,814     29,815
Increase in other current liabilities                        28,693      6,396
Interest on zero coupon notes                                 2,567      2,487
Leased aircraft return payments and other-net                (4,415)    (1,017)

Net cash provided by operating activities                    64,087     58,698
Cash flows from investing activities:
Proceeds from disposition of assets                           1,774        530
Purchases of marketable securities                         (139,000)  (180,775)
Sales and maturities of marketable securities               130,556    155,743
Restricted deposits                                          (2,580)     1,702
Future flight equipment deposits returned                     2,505          -
Additions to future flight equipment deposits                  (154)      (379)
Additions to property and equipment                         (39,935)    (9,413)

Net cash used in investing activities                       (46,834)   (32,592)
Cash flows from financing activities:
Proceeds from sale and leaseback transactions                     -     17,500
Proceeds from issuance of long-term debt                     26,000          -
Long-term debt and capital lease payments                   (23,768)    (3,980)
Proceeds from issuance of common stock                          133         60
Repurchase of preferred stock                                     -    (33,375)
Cash dividends                                                    -       (856)
Gain on debt retirement                                       1,545        260

Net cash provided by (used in) financing activities           3,910    (20,391)
Net increase in cash and cash equivalents                    21,163      5,715
Cash and cash equivalents at end of quarter                 $48,718    $14,416
Supplemental disclosure of cash paid during the quarter for:
  Interest (net of amount capitalized)                      $13,774     $7,092
  Income taxes (refunds)                                          -    (18,554)
Noncash investing and financing activities:
  1994 - None
  1993 - The preferred stock was repurchased in exchange for a $27 million note payable and a $33.4 million cash payment.

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.

Six Months Ended June 30  (In Thousands)                       1994       1993
Cash and cash equivalents at beginning of period            $27,179     $6,880
Cash flows from operating activities:
Net income (loss)                                             3,368    (18,622)
Adjustments to reconcile net income (loss) to cash:
Depreciation and amortization                                27,203     28,857
Amortization of airframe and engine overhauls                10,268     14,725
Gain on disposition of assets and debt retirement            (1,043)      (585)
Deferred income taxes                                         2,749    (12,442)
Decrease (increase) in accounts receivable                   (8,002)     7,165
Decrease (increase) in other current assets                   4,687        (73)
Increase in air traffic liability                            44,885     41,312
Increase in other current liabilities                        23,197      2,155
Interest on zero coupon notes                                 5,089      4,837
Leased aircraft return payments and other-net               (12,319)    (3,974)

Net cash provided by operating activities                   100,082     63,355
Cash flows from investing activities:
Proceeds from disposition of assets                           3,501        762
Purchases of marketable securities                         (271,500)  (258,725)
Sales and maturities of marketable securities               267,420    252,815
Restricted deposits                                          (5,254)    (2,295)
Future flight equipment deposits returned                     3,115          -
Additions to future flight equipment deposits                  (826)      (379)
Additions to property and equipment                        (128,837)   (18,337)

Net cash used in investing activities                      (132,381)   (26,159)
Cash flows from financing activities:
Repayment of short-term borrowings                          (20,000)         -
Proceeds from sale and leaseback transactions                     -     17,500
Proceeds from issuance of long-term debt                    104,000          -
Long-term debt and capital lease payments                   (31,981)   (12,126)
Proceeds from issuance of common stock                          274        184
Repurchase of preferred stock                                     -    (33,375)
Cash dividends                                                    -     (2,429)
Gain on debt retirement                                       1,545        586

Net cash provided by (used in) financing activities          53,838    (29,660)
Net increase in cash and cash equivalents                    21,539      7,536
Cash and cash equivalents at end of period                  $48,718    $14,416
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                      $20,896    $16,057
  Income taxes (refunds)                                     (6,715)   (18,554)
Noncash investing and financing activities:
  1994 - None
  1993 - The preferred stock was repurchased in exchange for a $27 million note payable and a $33.4 million cash payment.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE SIX MONTHS ENDED JUNE 30, 1994
Alaska Air Group, Inc.

Note 1. Long-Term  Debt  (See  Note 3 to  Consolidated  Financial
        Statements at December 31, 1993)

In the first half of 1994, three MD-83 aircraft were financed with $78 million of interim debt with a term of up to ten years and variable interest rate based on LIBOR. During the second half of 1994, the Company plans to refinance this debt with new ten-year loans at variable interest rates based on LIBOR. In addition, in May 1994, one MD-83 aircraft was financed with a $26 million ten-year loan at a variable interest rate based on LIBOR.

At June 30, 1994, Alaska had $70 million in lines of credit which were being used as part of the above interim financing of three
MD-83 aircraft.

At June 30, 1994, under the most restrictive loan provisions, Alaska had $21.2 million of excess net worth.


Note 2. Commitments   (See  Note  5  to  Consolidated   Financial
        Statements at December 31, 1993)

During the first half of 1994, Alaska took delivery of three new B737-400 aircraft under eight-year operating leases. In April 1994, Alaska further restructured its aircraft orders with McDonnell Douglas and replaced an order for ten MD-90s plus options with an order for four MD-83s. Two MD-83s will be delivered in 1996 and two in 1997. The net effect will reduce future capital spending by approximately $360 million.

Note 3. Fuel Hedge Agreement  (See Note 11 to Consolidated
        Financial Statements at December 31, 1993)

The Company enters into hedge agreements to reduce its exposure to fluctuations in the price of jet fuel. The agreements establish a ceiling and floor fuel price. The Company records income or loss if the average cost of fuel, as determined by an index, exceeds the ceiling fuel price or falls below the floor price, respectively.

The fuel hedges had no material effect on the first half of 1994 operating results. At June 30, 1994, the Company had a fuel hedge agreement in place with a ceiling price of 65 cents covering approximately 22% of the expected fuel usage through December 1994, and a floor price of 44 cents covering approximately 44% of the expected fuel usage through December 1994.