Form 10-Q
period 1994-09-30
ALASKA AIR GROUP INC
filed 1994-11-14
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-Q

(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994.
                             OR
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

   The registrant has 13,371,165 common shares, par value $1.00, outstanding at September 30, 1994.
PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheet as of September 30, 1994 and December 31, 1993; (ii) consolidated statements of income for the quarters and nine months ended September 30, 1994 and 1993; (iii) consolidated statement of shareholders' equity for the nine months ended September 30, 1994; and,
(iv) consolidated statements of cash flows for the quarters and nine months ended September 30, 1994 and 1993. Also attached are the accompanying notes to Air Group's consolidated financial statements that have changed significantly during the nine months ended September 30, 1994. These statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The adjustments made were of a normal, recurring nature.

Air Group is a holding company incorporated in Delaware in 1985. Its principal subsidiaries are Alaska Airlines, Inc.
(Alaska) and Horizon Air Industries, Inc. (Horizon).


ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
Third Quarter 1994 Compared with Third Quarter 1993
The consolidated net income for the third quarter of 1994 was $24.3 million, or $1.81 per share (primary) and $1.22 per share (fully diluted). This compares with 1993's third quarter net income of $8.0 million, or $.60 per share (primary) and $.47 (fully diluted). The operating profit for the third quarter of 1994 was $52.3 million, compared to $20.7 million for the third quarter of 1993.

Operating Revenues
Operating revenues increased 20% from $323.4 million to $386.8 million. Passenger revenues increased 21% on a 32% increase in passenger traffic. Traffic gains were due to a 23% increase in system capacity, lower fares that stimulated traffic throughout most of the system, and improvements in market share. Load factor increased from 62.8% in 1993 to 67.2% in 1994. Passenger yields decreased 8%, reflecting fare reductions. Average revenue per passenger mile (yield) decreased 1.2 cents, from 15.2 cents in the third quarter of 1993 to 14.0 cents in the third quarter of 1994. Currently, a 1 cent change in yield affects annual revenues by approximately $80 million.

Freight and mail revenues increased $2.1 million (9%) due to a military charter contract in the state of Alaska, and increased freight volumes and rates, offset by lower mail volumes. The lower mail volumes resulted from Alaska's decision to not bid on certain U.S. mail contracts and instead haul higher yielding freight. Other-net revenues were up $1.1 million (10%) due to increased revenues from Alaska's frequent flyer program and inflight liquor sales.

Operating Expenses
Operating expenses increased 11% to $334.5 million on a capacity increase of 23%. Operating expenses per available seat mile (ASM) declined 10%, from 9.99 cents in the third quarter of 1993 to 9.00 cents for the current quarter. The lower unit costs were due to an intensive cost reduction effort and better utilization of aircraft, facilities, equipment and people as well as a 2% increase in average seats per aircraft. Alaska's daily aircraft utilization increased 21% from 9.1 hours to 11.0 hours. In addition, lower fuel prices reduced operating expenses by $3.2 million in the third quarter 1994. The table below shows the major consolidated operating expenses on a unit cost basis for the quarters ended September 30, 1994 and 1993. In addition, total unit costs for Alaska and Horizon are shown for the same periods.

                           Operating Expenses Per ASM (In Cents)
                                                               %
                               1994    1993     Change    Change

Air Group Consolidated
   Wages and benefits          2.94    3.15      (.21)       (7)
   Aircraft fuel               1.14    1.33      (.19)      (14)
   Aircraft maintenance         .48     .60      (.12)      (20)
   Aircraft rent               1.14    1.31      (.17)      (13)
   Commissions                  .73     .75      (.02)       (3)
   Depreciation &               .39     .48      (.09)      (19)
amortization
   Other                       2.18    2.37      (.19)       (8)
Air Group Total                9.00    9.99      (.99)      (10)

Alaska Airlines Total          7.92    8.91      (.99)      (11)

Horizon Air Total             20.17   21.01      (.84)       (4)

Wages and benefits per ASM decreased 7% primarily due to improved productivity at Alaska. The number of Alaska employees increased 5% while its capacity increased 23% and traffic increased 32%. During March 1994, Alaska and the Association of Flight Attendants concluded a new five-year contract, which was effective May 1, 1994. With a few exceptions tailored to Alaska's operations, the contract is identical to the one used at Southwest Airlines and provides flight attendants the opportunity to earn increased wages through increased flying. It also provides a lower starting rate of pay, more flexible work rules, reduced pension expenses, and has a duration of five years with a March 14, 1999 expiration date.

Fuel expense per ASM decreased 14% primarily due to a 7% decrease in the cost of fuel and more fuel-efficient aircraft. The average cost per gallon was down 4.6 cents from 65.4 cents in the third quarter of 1993 to 60.8 cents in the current quarter. Currently, a 1 cent change in fuel prices affects annual fuel costs by approximately $2.4 million.

Maintenance expense per ASM decreased 20% due to the replacement of older aircraft with new aircraft during the past year as well as significant improvements in maintenance programs, techniques and efficiencies. Aircraft rent per ASM decreased 13% primarily due to a substantial increase in Alaska's average fleet utilization, offset by higher rents for new aircraft acquired during the past year.

Depreciation and amortization expense per ASM decreased 19% due to the retirement of essentially all of Alaska's Boeing 727-200 aircraft during 1993, and increased utilization of the remaining fleet. Other expense per ASM decreased 8% due to lower unit costs for food, advertising and personnel expenses.

Other Income (Expense)
Nonoperating expense was $9.4 million in the third quarter of 1994 compared to $6.7 million 1993. The increase was primarily due to higher interest rates on variable debt and higher average debt balances.

Nine Months 1994 Compared with Nine Months 1993
The consolidated net income for the nine months ended September 30, 1994 was $27.6 million, or $2.07 per share
(primary) and $1.57 per share (fully diluted). This compares with 1993's nine-month net loss of $10.6 million, or $.98 per share. Operating revenues for the 1994 period were $997.7 million, 17% higher than the $851.1 million posted a year ago. A 26% increase in capacity coupled with a 16% decrease in yields resulted in passenger traffic climbing 39% for the period. The reasons noted for the third quarter passenger revenue variation also apply for the nine-month period.

Operating expenses increased 9% to $923.8 million, compared to $845.2 million in the first nine months of last year. Operating expenses per available seat mile (ASM) declined 13%, from 10.95 cents to 9.53 cents. The table below shows the major consolidated operating expenses on a unit cost basis for the nine months ended September 30, 1994 and 1993. In addition, total unit costs for Alaska and Horizon are shown for the same periods.

                           Operating Expenses Per ASM (In Cents)
                                                               %
                               1994    1993    Change     Change

Air Group Consolidated
   Wages and benefits          3.12    3.56     (.44)       (12)
   Aircraft fuel               1.13    1.38     (.25)       (18)
   Aircraft maintenance         .54     .68     (.14)       (21)
   Aircraft rent               1.27    1.48     (.21)       (14)
   Commissions                  .73     .80     (.07)       (09)
   Depreciation &               .43     .56     (.13)       (23)
amortization
   Other                       2.31    2.49     (.18)        (7)
Air Group Total                9.53   10.95    (1.42)       (13)

Alaska Airlines Total          8.43    9.80    (1.37)       (14)

Horizon Air Total             21.05   21.94     (.89)        (4)

The reasons noted for the third quarter expense variations also apply for the nine-month period.

Liquidity and Capital Resources
The table below shows the major indicators of financial condition and liquidity at September 30, 1994 and December
31,  1993  and  the  changes during the  nine  months  ended
September 30, 1994.

                               September     December     Change
                                30, 1994     31, 1993
                      (In millions, except ratios and per share)

Cash and marketable               $152.2     $101.1        $51.1
securities
Working capital (deficit)         (52.3)     (61.3)          9.0
Total assets                     1,282.2    1,135.0        147.2
Long-term debt                     587.7      525.4         62.3
Shareholders' equity               195.7      166.8         28.9

Book value per common             $14.63     $12.51        $2.12
share

Debt/equity ratio                75%:25%    76%:24%          N/A

The Company's cash and marketable securities portfolio increased by $51.1 million during the first nine months of 1994. Operating activities provided $146 million of cash in the first nine months of 1994. Additional cash was provided by $104 million in new long-term debt. Cash was used for the purchase of four new MD-83 aircraft, one used B737-200C aircraft, and other capital expenditures ($143 million), debt payments ($42 million), and repayment of short-term borrowings ($20 million).

Financing Arrangements
In the first nine months of 1994, four MD-83 aircraft were financed with $104 million in ten-year loans at variable interest rates based on LIBOR.

At September 30, 1994, Alaska had $70 million in lines of credit, none of which were being used.

Commitments
During the first nine months of 1994, Alaska took delivery of four new B737-400 aircraft under eight-year operating leases. In April 1994, Alaska further restructured its aircraft orders with McDonnell Douglas and replaced an order for ten MD-90s plus options with an order for four MD-83s. Two MD-83s will be delivered in 1996 and two in 1997. The net effect will reduce future capital commitments by approximately $360 million.

During November 1994, Alaska announced a restructuring of its aircraft leases. Effective May 1, 1995, the agreement provides for reduced lease rates coupled with extensions of lease terms on twenty Boeing 737-400 aircraft. As part of the agreement, Alaska will purchase three of the twenty aircraft over the next three years and received options to purchase up to four more of the twenty between 1997 and 1999. As a result of the extended lease commitments, Alaska expects to save $6-7 million annually over the ten-year term of the leases.


PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
In December 1992, the U.S. Department of Justice filed suit against most major domestic airlines, including the Company, alleging that they violated the antitrust laws by conspiring to fix prices for domestic airline tickets in violation of
Section 1 of the Sherman Act. During March 1994, six of the airlines, including the Company, entered into consent decrees with the U.S. Department of Justice. The agreement requires no refunds or monetary cost to the Company and was approved by the court in the third quarter of 1994.


ITEM 6.  Exhibits and Reports on Form 8-K
(a)Exhibit 11 - Statement regarding computation of per-share earnings.
   Exhibit 27 - Financial data schedule.
(b)No reports on Form 8-K were filed during the third quarter 1994.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ALASKA AIR GROUP, INC.
Registrant


Date:  November 9, 1994



   /s/ Raymond J. Vecci
Raymond J. Vecci
Chairman, President and Chief Executive Officer



   /s/ Kathleen H. Iskra
Kathleen H. Iskra
Controller (Principal Accounting Officer)

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

ASSETS
                                                September 30,     December 31,
(In Thousands)                                           1994             1993
Current Assets
Cash and cash equivalents                             $30,811          $27,179
Marketable securities                                 121,402           73,970
Receivables - net                                      79,881           75,274
Inventories and supplies                               41,928           41,269
Prepaid expenses and other assets                      53,053           56,498

Total Current Assets                                  327,075          274,190
Property and Equipment
Flight equipment                                      743,568          614,717
Other property and equipment                          207,631          217,967
Deposits for future flight equipment                   54,643           79,765
                                                    1,005,842          912,449
Less accum. depreciation and amort.                   256,506          247,145
                                                      749,336          665,304
Capital leases
Flight and other equipment                             44,381           44,381
Less accumulated amortization                          20,660           19,079
                                                       23,721           25,302

Total Property and Equipment - Net                    773,057          690,606

Intangible Assets - Subsidiaries                       66,181           67,711

Other Assets                                          115,864          102,447

Total Assets                                       $1,282,177       $1,134,954

See accompanying notes to consolidated financial statements.




CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                September 30,     December 31,
(In Thousands)                                           1994             1993
Current Liabilities
Accounts payable                                      $52,991          $45,582
Accrued aircraft rent                                  36,602           39,119
Other accrued liabilities                              77,110           46,679
Accrued wages and related                              44,691           40,192
Short-term borrowings                                       -           20,000
Air traffic liability                                 125,579          108,360
Current portion of long-term debt and
  capital lease obligations                            42,437           35,575

Total Current Liabilities                             379,410          335,507
Long-Term Debt and Capital Lease
 Obligations                                          587,706          525,418
Other Liabilities and Credits
Deferred income taxes                                  35,926           20,998
Deferred income                                        23,715           25,827
Other liabilities                                      59,758           60,371
                                                      119,399          107,196
Shareholders' Equity
Common stock, $1 par value
  Authorized:     30,000,000 shares
  Issued: 1994 -  16,524,754 shares
          1993 -  16,495,210 shares                    16,525           16,495
  Capital in excess of par value                      152,306          152,017
  Treasury stock, at cost:
  1994-3,153,589 sh; 1993-3,153,589 sh                (71,807)         (71,807)
Deferred compensation                                  (4,934)          (5,813)
Retained earnings                                     103,572           75,941
                                                      195,662          166,833

Total Liabilities and Shareholders' Equity         $1,282,177       $1,134,954

See accompanying notes to consolidated financial statements.






CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.


Quarter Ended September 30 (In Thousands)                1994             1993
Operating Revenues
Passenger                                            $349,707         $289,468
Freight and mail                                       24,833           22,773
Other - net                                            12,261           11,145
Total Operating Revenues                              386,801          323,386
Operating Expenses
Wages and benefits                                    109,397           95,583
Aircraft fuel                                          42,598           40,189
Aircraft maintenance                                   17,727           18,154
Aircraft rent                                          42,623           39,837
Commissions                                            27,148           22,844
Depreciation and amortization                          14,475           14,522
Other                                                  80,552           71,570
Total Operating Expenses                              334,520          302,699
Operating Income                                       52,281           20,687
Other Income (Expense)
Interest income                                         2,426            1,731
Interest expense                                      (11,985)          (9,280)
Interest capitalized                                       83              112
Gain (loss) on sale of assets                            (320)              98
Other - net                                               427              656
                                                       (9,369)          (6,683)
Income before income tax                               42,912           14,004
Income tax expense                                     18,649            5,976

Net Income                                            $24,263           $8,028

Earnings Per Common Share:
Primary -
  Net income                                          $24,263           $8,028
  Average shares outstanding (000)                     13,386           13,348
  Earnings per common share                             $1.81            $0.60
Fully Diluted -
  Net income                                          $26,581          $10,558
  Average shares outstanding (000)                     21,801           22,254
  Earnings per common share                             $1.22            $0.47

See accompanying notes to consolidated financial statements.







CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.


Nine Months Ended September 30 (In Thousands)            1994             1993
Operating Revenues
Passenger                                            $892,173         $760,526
Freight and mail                                       67,428           59,456
Other - net                                            38,057           31,129
Total Operating Revenues                              997,658          851,111
Operating Expenses
Wages and benefits                                    302,526          275,581
Aircraft fuel                                         109,940          106,230
Aircraft maintenance                                   52,397           52,530
Aircraft rent                                         123,135          114,525
Commissions                                            70,799           61,736
Depreciation and amortization                          41,678           43,379
Other                                                 223,339          191,207
Total Operating Expenses                              923,814          845,188
Operating Income                                       73,844            5,923
Other Income (Expense)
Interest income                                         5,561            5,470
Interest expense                                      (33,672)         (28,396)
Interest capitalized                                      281              333
Gain (loss) on sale of assets                            (822)              97
Other - net                                             4,310            1,929
                                                      (24,342)         (20,567)
Income (loss) before income tax                        49,502          (14,644)
Income tax expense (credit)                            21,871           (4,050)

Net Income (Loss)                                     $27,631         $(10,594)

Earnings (Loss) Per Common Share:
Primary -
  Net income (loss)                                   $27,631         $(10,594)
  Preferred stock dividends                                 -           (2,525)
  Income (loss) applicable to common shares           $27,631         $(13,119)
  Average shares outstanding (000)                     13,371           13,339
  Earnings (loss) per common share                      $2.07           $(0.98)
Fully Diluted -
  Net income                                          $34,668
  Average shares outstanding (000)                     22,040             Anti-
  Earnings per common share                             $1.57          Dilutive

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.

                                                      Common Stock
                                                         Capital in     Treasury         Deferred
                                              $1 Par      Excess of        Stock          Compen-        Retained
(In Thousands)                                 Value      Par Value      at Cost           sation        Earnings

Balances at December 31, 1993                $16,495       $152,017     ($71,807)         ($5,813)        $75,941
Net income for the nine months
  ended September 30, 1994                                                                                 27,631
Stock issued under stock plans                    30            289
Employee Stock Ownership Plans
  shares allocated                                                                            879

Balances at September 30, 1994               $16,525       $152,306     ($71,807)         ($4,934)       $103,572

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.

Quarter Ended September 30  (In Thousands)                     1994        1993
Cash and cash equivalents at beginning of quarter          $48,718      $14,416
Cash flows from operating activities:
Net income                                                  24,263        8,028
Adjustments to reconcile net income to cash:
Depreciation and amortization                               14,475       14,522
Amortization of airframe and engine overhauls                5,089        8,301
Loss (gain) on disposal of assets and debt retirement          320         (476)
Deferred income taxes
Decrease (increase) in accounts receivable                   3,395       (1,005)
Decrease (increase) in other current assets                 (1,901)       1,312
Decrease in air traffic liability                          (27,666)     (19,500)
Increase in other current liabilities                       16,625        1,625
Interest on zero coupon notes                                2,521        2,522
Leased aircraft return payments and other-net               (3,270)      (6,143)

Net cash provided by operating activities                   46,030       15,167
Cash flows from investing activities:
Proceeds from disposition of assets                          1,190        2,706
Purchases of marketable securities                        (127,600)    (141,750)
Sales and maturities of marketable securities               84,248      136,914
Restricted deposits                                           (255)      (1,386)
Flight equipment deposits returned
Additions to flight equipment deposits                        (135)        (192)
Additions to property and equipment
Payments received on loans to ESOPs                          1,313        1,527
Net cash used in investing activities
Cash flows from financing activities:
Long-term debt and capital lease payments                  (10,477)     (10,567)
Proceeds from issuance of common stock                          45            -
Gain on debt retirement                                          -          378

Net cash used in financing activities                      (10,432)     (10,189)
Net decrease in cash and cash equivalents                  (17,907)      (2,696)
Cash and cash equivalents at end of quarter                $30,811      $11,720
Supplemental disclosure of cash paid during the quarter for:
  Interest (net of amount capitalized)                      $7,917       $7,359
  Income taxes                                               1,300            -
Noncash investing and financing activities                    None         None

See accompanying notes to consolidated financial statements.




CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.

Nine Months Ended September 30  (In Thousands)                 1994         1993
Cash and cash equivalents at beginning of period           $27,179       $6,880
Cash flows from operating activities:
Net income (loss)                                           27,631      (10,594)
Adjustments to reconcile net income (loss) to cash:
Depreciation and amortization                               41,678       43,379
Amortization of airframe and engine overhauls               15,357       23,026
Gain on disposition of assets and debt retirement             (723)      (1,061)
Deferred income taxes
Decrease (increase) in accounts receivable                  (4,607)       6,160
Decrease in other current assets                             2,786        1,239
Increase in air traffic liability                           17,219       21,812
Increase in other current liabilities                       39,822        3,780
Interest on zero coupon notes                                7,610        7,359
Leased aircraft return payments and other-net              (15,589)     (10,117)

Net cash provided by operating activities                  146,112       78,522
Cash flows from investing activities:
Proceeds from disposition of assets                          4,691        3,468
Purchases of marketable securities                        (399,100)    (400,475)
Sales and maturities of marketable securities              351,668      389,729
Restricted deposits                                         (5,509)      (3,681)
Flight equipment deposits returned
Additions to flight equipment deposits                        (961)        (571)
Additions to property and equipment                       (141,566)     (25,421)
Payments received on loans to ESOPs                          1,313        1,527

Net cash used in investing activities                     (185,886)     (33,833)
Cash flows from financing activities:
Repayment of short-term borrowings                         (20,000)           -
Proceeds from sale and leaseback transactions                    -       17,500
Proceeds from issuance of long-term debt                   104,000            -
Long-term debt and capital lease payments                  (42,458)     (22,693)
Proceeds from issuance of common stock                         319          184
Repurchase of preferred stock                                    -      (33,375)
Cash dividends                                                   -       (2,429)
Gain on debt retirement                                      1,545          964

Net cash provided by (used in) financing activities         43,406      (39,849)
Net increase in cash and cash equivalents                    3,632        4,840
Cash and cash equivalents at end of period                 $30,811      $11,720
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                     $28,813      $21,218
  Income taxes (refunds)                                    (5,415)     (18,554)
Noncash investing and financing activities:
  1994 - None
  1993 - The preferred stock was repurchased in exchange for a $27 million note payable and a $33.4 million cash payment.
See accompanying notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1994
Alaska Air Group, Inc.

Note 1. Long-Term  Debt  (See  Note 3 to  Consolidated  Financial
        Statements at December 31, 1993)

In the first nine months of 1994, four MD-83 aircraft were financed with $104 million in ten-year loans at variable interest rates based on LIBOR.

At September 30, 1994, Alaska had $70 million in lines of credit, none of which were being used.

At   September   30,  1994,  under  the  most  restrictive   loan
provisions, Alaska had $32.3 million of net worth in excess of the minimum.


Note 2. Commitments   (See  Note  5  to  Consolidated   Financial
        Statements at December 31, 1993)

During the first nine months of 1994, Alaska took delivery of four new B737-400 aircraft under eight-year operating leases. In April 1994, Alaska further restructured its aircraft orders with McDonnell Douglas and replaced an order for ten MD-90s plus options with an order for four MD-83s. Two MD-83s will be delivered in 1996 and two in 1997. The net effect will reduce future capital commitments by approximately $360 million.

During November 1994, Alaska restructured its twenty Boeing 737-400 aircraft leases. Alaska will purchase three of the twenty aircraft during the next three years. This will increase the present value of capital lease payments by approximately $55 million at December 31, 1994. Lease rates will be reduced and leases extended. Based on this restructuring and the effect of other aircraft leased during 1994, future minimum payments under aircraft operating leases as of September 30, 1994 are as follows: 1995 - $167 million, 1996 - $151 million, 1997 - $134 million, 1998 - $126 million, thereafter -
$749 million.

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

The fuel hedges had no material effect on the first nine months of 1994 operating results. At September 30, 1994, the Company had fuel hedge agreements in place with a ceiling price of 65 cents covering approximately 50% of the expected fuel usage through July 1995, and a floor price of 44 cents covering approximately 57% of the expected fuel usage through July 1995.