Form 10-K
period 1994-12-31
ALASKA AIR GROUP INC
filed 1995-02-16
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-K
(Mark One)
X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                                   OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from  . . . . . . . .  to  . . . . . . . .

Commission File Number 1-8957
                             ALASKA AIR GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                   91-1292054
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

             19300 Pacific Highway South, Seattle, Washington 98188
                    (Address of Principal Executive Offices)
       Registrant's telephone number, including area code: (206) 431-7040

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value         New York Stock Exchange
Rights to Purchase Series A
 Participating Preferred Stock        New York Stock Exchange
7-3/4% Convertible Subordinated
 Debentures Due 2010                  Unlisted
6-7/8% Convertible Subordinated
 Debentures Due 2014                  New York Stock Exchange
7-1/4% Convertible Subordinated
 Notes Due 2006                       New York Stock Exchange
10.21% Series B Cumulative Redeemable
     Preferred Stock Due 1997         Unlisted

   As of December 31, 1994, common shares outstanding totaled 13,400,090. The aggregate market value of the common shares of Alaska Air Group, Inc. held by nonaffiliates, 13,213,789 shares, was approximately $198 million (based on the closing price of these shares, $15.00, on the New York Stock Exchange on such date).

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X    No ____

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. (   )

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE
     Title of Document           Part Hereof Into Which Document to be
Incorporated
Definitive Proxy Statement Relating to            Part III
1995 Annual Meeting of Shareholders

Exhibit Index begins on page 33.
                                     PART I

ITEM 1.BUSINESS

General
Alaska Air Group, Inc. (Air Group or the Company) is a holding company incorporated in Delaware in 1985. Its two principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Both subsidiaries operate as airlines. However, each subsidiary's business plan, competition and economic risks differ substantially. Alaska is a major airline, operates an all jet fleet, and its average passenger trip length is 850 miles. Horizon is a regional airline, operates jet and turboprop aircraft, and its average passenger trip is 210 miles. Business segment information is reported in the Notes to Consolidated Financial Statements. The Company's executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188.

The business of the Company is somewhat seasonal. Quarterly operating income tends to peak during the third quarter.

Alaska
Alaska Airlines is an Alaska corporation, organized in 1937. Alaska serves 36 airports in six states (Alaska, Washington, Oregon, California, Nevada and Arizona), three cities in Mexico and three cities in Russia. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. Alaska Airlines also serves four smaller cities in California, four in Washington, and many small communities in Alaska through subcontracts with local carriers.

In 1994, Alaska carried 9.0 million passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 25% of Alaska's total revenue passenger miles, while West Coast traffic accounted for 65% and the Mexico markets 10%. Based on passenger enplanements, Alaska's leading airports are Seattle, Portland, Anchorage and Los Angeles. Based on revenues, its leading nonstop routes were Seattle-Anchorage, Seattle-Los Angeles and Seattle-San Francisco.

Alaska's operating fleet at December 31, 1994 consisted of 72 jet aircraft.

Horizon
Horizon, a Washington corporation, began service in 1981 and was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves 36 airports in six states (Washington, Oregon, Montana, Idaho, Utah and California) and two cities in Canada. In 1994, Horizon carried 3.5 million passengers. Based on passenger enplanements, Horizon's leading airports are Seattle, Portland, Spokane and Boise. Based on revenues, its leading nonstop routes were Seattle-Spokane, Seattle-Portland, Seattle-Boise, Seattle-Vancouver, B.C. and Portland-Boise. At December 31, 1994, Horizon's operating fleet consisted of ten jet and 55 turboprop aircraft.

Horizon flights are listed under the Alaska Airlines designator code in airline computer reservation systems. Certain Horizon flights are dual-designated in these reservation systems as Northwest Airlines and Alaska Airlines. Currently, 32% of Horizon's passengers connect to either Alaska or Northwest.

Airline Regulation
United States Department of Transportation (DOT) - The DOT has the authority to regulate certain airline economic functions including financial and statistical reporting, consumer protection, computerized reservations systems and essential air transportation. The DOT is also charged with determining which U.S. carriers will receive the authority to provide service to international destinations. International operating authority is subject to bilateral agreements between the United States and the respective countries. The countries establish the number of carriers to provide service, approve the carriers selected to provide such service and the size of aircraft to be used. The DOT reviews the carriers authorized under bilateral agreements every five years. Horizon's authority to operate the Seattle-Vancouver, Seattle-Victoria and the Portland-Vancouver routes is to be reviewed in August 1997, March 1999 and July 1995, respectively. Alaska's authority to serve its various Mexico destinations are to be reviewed during 1995 and 1996. The bilateral agreement with Russia will be reviewed in December 1995. The Company expects to be granted authority to continue to operate its international routes. During January 1995, Alaska applied to the DOT to serve Oakland and San Diego from Vancouver.

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

Environmental - Special noise ordinances or agreements restrict the type of aircraft, the timing and the number of flights operated by Alaska and other air carriers at five Los Angeles area airports plus San Diego, Palm Springs, San Francisco and Seattle.

In 1990, Congress passed the Airport Noise and Capacity Act of 1990 (Act). The Act addressed the need to establish a national aviation noise policy and limit the ability of airports and local communities to implement procedures that would interfere with interstate commerce or the national air transportation system. The Act also called for the phase out of Stage II airplanes (generally older aircraft not meeting certain noise emission standards) in the contiguous 48 states by December 31, 1999. The Stage II phase-out provisions of the Act do not apply to aircraft operated solely within the state of Alaska. To implement the phase out within the contiguous 48 states, the FAA has proposed regulations and a timetable. Alaska believes that its current fleet plan will enable it to comply with the FAA's proposed regulations.
Competition
Competition in the air transportation industry is intense. Currently, any domestic air carrier deemed fit by the DOT is allowed to operate scheduled passenger service in the United States. Together, Alaska and Horizon carry less than 2% of all U.S. passenger traffic.

Alaska and Horizon compete in the West Coast, Arizona and Nevada markets with American, America West, Delta, MarkAir, Reno Air, Shuttle by United, Southwest Airlines, United and United Express. Alaska also competes primarily with United, Northwest, Delta and MarkAir in the Lower 48-to-Alaska market. Some of these competitors are substantially larger than Alaska and Horizon, have greater financial resources and have more extensive route systems. Due to its shorthaul markets, Horizon is subject to competition from surface transportation, particularly the private automobile.

Alaska and Horizon integrate their flight schedules to provide the best possible service between any two points served by their systems. Both airlines distinguish themselves from competitors by providing a higher level of customer service. The airlines' excellent service in the form of attention to customer needs, high-quality food and beverage service, more legroom, well-maintained aircraft and other amenities has been recognized by independent studies and surveys of air travelers. Alaska and Horizon offer competitive fares.

Most large U.S. carriers have developed, independently or in partnership with others, large computerized reservation systems (CRS). Due to contractual requirements imposed by CRSs, most travel agencies contract with a single CRS to sell tickets. Airlines, including Alaska and Horizon, are charged industry-set fees to have their flight schedules included in the various CRS displays. These systems are currently the predominant means of distributing airline tickets. In order to reduce anti-competitive practices, the DOT regulates the display of all airline schedules and fares. Alaska is exploring alternatives to existing distribution methods. American Airlines, owner of the SABRE CRS, has filed suit against Alaska to prevent Alaska from reducing its level of display purchased from SABRE without also doing so in all other CRSs. At Alaska's request, the DOT is seeking comment from interested parties on the subject.

Frequent Flyer Program
All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska's Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines, and by using the services of non-airline partners which include a credit card, telephone companies, hotels and car rental agencies. Alaska is paid by non-airline partners for the miles it credits to member accounts. Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits and award levels.

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Once selected, awards can be changed, subject to a change fee. Over 90% of the flight awards selected are subject to blackout dates and capacity-controlled seating. Currently, miles earned must be redeemed within three years, otherwise they expire.

As of the year end 1994 and 1993, Alaska estimates that 662,000 and 698,000 roundtrip flight awards could have been redeemed by Mileage Plan members who have mileage credits exceeding the free ticket threshold. At December 31, 1994, fewer than 27% of these flight awards were issued and outstanding. Effective January 31, 1995, the threshold for a free round trip domestic award will be increased from 15,000 miles to 20,000 miles.

For the years 1994, 1993 and 1992, approximately 226,000, 188,000 and 174,000 round trip flight awards were redeemed and flown on Alaska and Horizon. These awards represent approximately 5% of the total passenger miles flown for each period.

Alaska maintains a liability for its Mileage Plan obligation which is based on its total miles outstanding, less an estimate for miles which will never be redeemed. The net miles outstanding are allocated between those credited for travel on Alaska, Horizon or other airline partners and those credited for using the services of non-airline partners. Miles credited for travel on Alaska, Horizon or other airline partners are accrued at Alaska's incremental cost of providing the air travel. The incremental cost includes the cost of meals, fuel, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. A portion of the proceeds from non-airline partners is also deferred. At December 31, 1994 and 1993, the total liability for miles outstanding was $17.4 million and $14.7 million, respectively.

Selected Quarterly Consolidated Financial Information (Unaudited)
Selected financial data for each quarter of 1994 and 1993 is as follows (in millions, except per share):
                         1st Quarter   2nd Quarter    3rd Quarter    4th Quarter
                       1994     1993   1994   1993    1994   1993   1994    1993

Operating revenues    $280.4   $250.2 $330.5 $277.5 $386.8  $323.4 $318.0 $277.2
Operating income        (2.9)   (16.8)  24.5    2.1   52.3   20.7     1.2  (22.7)
Net income (loss)       (6.3)   (15.0)   9.7   (3.6)  24.3    8.0    (5.1) (20.3)

Earnings (loss) per share:
 Primary               (.47)    (1.25)   .72   (.33)  1.81    .60    (.38) (1.52)
 Fully diluted            *         *    .61      *   1.36    .53       *     *

* Anti-dilutive

Results for 4th Quarter 1993 include an after-tax special charge of $9.8 million to recognize the lower value of the Boeing 727 fleet and the acceleration of its retirement. The fully diluted earnings per share amounts for the second and third quarters differ from those previously reported. The Company changed the earnings per share calculation to properly reflect the dilution of the investment options that remain outstanding after the 1993 repurchase of convertible preferred stock. The total of the amounts shown as quarterly earnings per share may differ from the amount shown on the Consolidated Statement of Income because the annual computation is made separately and is based upon average number of shares and equivalent shares outstanding for the year.

Employees
Alaska had 6,901 active full-time and part-time employees at December 31, 1994, of which approximately 87% are represented by labor unions.
The unions and the number of Alaska employees represented by each as of December 31, 1994 and the amendable dates of existing contracts are outlined below:

                                           Number of
   Union               Employee Group      Employees  Contract Status
International
Association            Mechanic, Rampservice 1,558    Amendable 9/1/97
of Machinists and      and related
Aerospace Workers      classifications

                       Clerical, Office and  2,154   Amendable 9/30/92
                       Passenger Service              (In negotiation)

Air Line Pilots        Pilots                  874   Amendable 12/1/97
Association International

Association of         Flight Attendants     1,335   Amendable 3/14/99
Flight Attendants

Mexico Workers         Mexico Airport           80    Amendable 4/1/95
Association            Personnel
of Air Transport

Transport Workers      Dispatchers              16   Amendable 4/24/96

Horizon had 2,951 active full-time and part-time employees at December 31, 1994, of which approximately 20% are represented by labor unions.

The unions and the number of Horizon employees represented by each as of December 31, 1994 and the amendable dates of existing contracts are outlined below:
                                           Number of
   Union               Employee Group      Employees  Contract Status
Transport Workers      Mechanics and           275    Amendable 1/1/95
Union of America       related classifications        (New contract is
                                               waiting to be ratified)

                       Dispatchers              16      In negotiation


Association of         Flight Attendants       249   Amendable 6/15/96
Flight Attendants

Canadian Brotherhood   Station personnel        53   Amendable 7/10/95
of Railway, Transport in British Columbia and General Workers

The Company's labor contracts currently in negotiation are not expected, when finalized, to have a material adverse impact on results of operations.

ITEM 2.    PROPERTIES

Aircraft
The following table describes the aircraft operated and their average age at December 31, 1994.

                     Passenger                              Average Age
Aircraft Type         Capacity      Owned   Leased   Total     in Years

Alaska Airlines
Boeing 737-200C            111          4        4       8           14
Boeing 737-400             140          3       19      22            2
McDonnell Douglas MD-80    140         16       26      42            6
                                       23       49      72            6

Horizon
Fairchild Metroliner III    18          5       18      23            9
Dornier 328                 30          _        9       9            1
de Havilland Dash 8         37          _       23      23            7
Fokker F-28                 62          _       10      10           21
                                        5       60      65            9

Part II, Item 7., "Management's Discussion and Analysis of Results of Operations and Financial Condition," discusses future orders and options for additional aircraft.

Sixteen of the 23 aircraft owned by Alaska as of December 31, 1994 are subject to liens securing long-term debt. The leased McDonnell Douglas MD-80 aircraft have expiration dates of 1995 to 2013. The B737-400 leases have expiration dates of 2002 to 2004. Horizon's leased Fairchild Metroliner III, de Havilland Dash 8, Fokker F-28 and Dornier 328 aircraft have expiration dates of 1995 to 2001, 1995 to 2006, 1996 to 1997, and 2008 to 2009, respectively. Alaska and
Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Notes to Consolidated Financial Statements.

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


ITEM 3.LEGAL PROCEEDINGS

In October 1991, Alaska gave notice of termination of its code sharing and frequent flyer relationship with MarkAir, an airline based in the state of Alaska. Both companies have filed suit against one another in connection with that termination alleging breach of contract and other causes of action under state law. In addition, MarkAir claimed that the termination was in violation of Federal Antitrust Laws. MarkAir filed for protection under Chapter 11 of the U.S. Bankruptcy Code in June 1992. In December 1993, MarkAir agreed to dismiss all antitrust claims against the Company. In 1994, the U.S. District Court which had jurisdiction over the case approved the settlement. Discovery continues in a related Alaska state court case pertaining to breach of contract and other state law claims. The Company believes the ultimate resolution of this legal proceeding will not result in a material adverse impact on the financial position or results of operations of the Company.

In December 1992, the U.S. Department of Justice filed suit against most major domestic airlines, including the Company, alleging that they have violated the antitrust laws by conspiring to fix prices for domestic airline tickets in violation of Section 1 of the Sherman Act. During 1994, six of the airlines, including the Company, entered into consent decrees with the U.S. Department of Justice. The agreement requires no refunds or monetary cost to the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Alaska Air Group, Inc., their positions and their respective ages (as of March 1, 1995) are as follows:

                                                                    Officer
                                                               Continuously
    Name                      Position                   Age          Since

John F. Kelly     Chairman, President and Chief           50     1981
                  Executive Officer of Alaska
                  Air Group, Inc. and Alaska
                  Airlines, Inc.

Marjorie E. Laws  Vice President/Corporate Affairs        54     1983
                  and Corporate Secretary of Alaska
                  Air Group, Inc. and Alaska
                  Airlines, Inc.

Steven G. Hamilton
                  Vice President/Legal and General        55     1988
                  Counsel of Alaska Air Group, Inc.
                  and Alaska Airlines, Inc.

Harry G. Lehr     Senior Vice President/Planning          54     1986
                  and Finance of Alaska Air Group,
                  Inc., and Alaska Airlines, Inc.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

As of December 31, 1994, there were 13,400,090 shares of common stock issued and outstanding and 6,183 shareholders of record. The Company also held 3,153,589 treasury shares at a cost of $71.8 million. In December 1992, the Company suspended the quarterly dividend on the common stock due to the 1992 net loss and the difficult economic environment. Air Group's common stock is listed on the New York Stock Exchange (symbol: ALK).

The following table shows the trading range of Alaska Air Group common stock on the New York Stock Exchange for 1994 and 1993.


                             1994                      1993
                       High        Low            High       Low

     First Quarter    18-7/8     13-5/8          18         15-5/8
     Second Quarter   16-1/8     13-3/4          17-7/8     14-1/4
     Third Quarter    17-7/8     14-3/8          15         12-1/4
     Fourth Quarter   18         13-1/8          17-3/8     12-1/2

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

Year Ended December 31       1994      1993      1992      1991     1990
FINANCIAL DATA (a) (In Millions, Except Per Share)
Operating Revenues
Passenger                 $1,170.2  $1,002.0  $1,000.6    $999.9   $953.2
Freight, mail and other      145.4     126.3     114.8     104.1     93.8
Total Operating Revenues   1,315.6   1,128.3    1,115.4   1,104.0 1,047.0
Operating Expenses         1,240.6   1,145.1    1,210.2   1,069.4 1,018.6
Operating Income (Loss)       75.0     (16.8)    (94.8)     34.6     28.4
Interest expense, net of
  interest capitalized       (46.6)    (37.2)    (37.1)    (31.9)   (11.2)
Interest income                7.8       7.1       7.4      11.7      7.3
Other - net                    4.8       1.1      (1.2)      1.8      3.4
Income (loss) before
 income tax expense
 and accounting change        41.0     (45.8)   (125.7)     16.2     27.9
Income (loss) before
 accounting change            22.5     (30.9)    (80.3)     10.3     17.2
Net Income (Loss)           $ 22.5    $(30.9)   $(84.8)    $10.3    $17.2
Per Common Share Data:
Average primary
 shares outstanding           13.4      13.3      13.3      13.4     13.7
Primary earnings per share
  before accounting change  $1.68     $(2.51)    $(6.53)    $.27     $.82
Primary earnings per share(a)1.68      (2.51)     (6.87)     .27      .82
Fully diluted
 earnings per share(a)       1.62        (b)      (b)       (b)      (b)
Cash dividends per share       _         _        .15       .20      .20
Book value per share        $14.27    $12.51     $14.76    $21.50   $21.23
Balance Sheet Data:
Working capital (deficit)   $(147.1)  $(61.3)    $(85.2)   $(10.9) $(128.3)
Property and equipment,net    859.3    690.6      790.9     819.8    700.4
Total assets                1,315.8  1,135.0    1,208.4   1,225.4  1,021.4
Long-term debt and capital
  lease obligations           589.9    525.4      487.8     500.0    281.8
Redeemable preferred stock      _         _        61.2      60.9     60.7
Shareholders' equity        $191.3    $166.8     $196.7    $284.4   $279.8
Return on average equity(c)  12.6%   (18.4%)    (38.0%)      1.3%     3.6%
Ratio of earnings
 to fixed charges(d)         1.36       .51     (.37)       .97      1.13
AIRLINE OPERATING DATA
Revenue passengers (000)   12,439     9,189     8,629     7,889    7,274
Revenue passenger
 miles (000,000)            8,320     6,074     6,023     5,353    4,851
Available seat
 miles (000,000)           13,247    10,412    10,522     9,575    9,099
Revenue passenger
 load factor                62.8%     58.3%     57.2%     55.9%    53.3%
Breakeven passenger
 load factor                60.0%     60.3%     63.7%     55.1%    51.8%
Yield per passenger mile    14.1c     16.5c     16.6c     18.7c    19.6c
Operating expenses per
 available seat mile         9.4c     11.0c     11.5c     11.2c    11.2c
Average number
 of employees(e)            9,043    8,458      8,666     8,081    7,653
c=cents
(a)For 1992, primary earnings per share includes ($.34) for the $4.6 million cumulative effect of the postretirement benefits accounting change as of January 1, 1992.
(b)  Anti-dilutive.
(c) For the 1990-1993 calculations, net income (loss) was reduced for preferred stock dividends and shareholders' equity excluded redeemable preferred stock.
(d) For 1993, 1992 and 1991, earnings are inadequate to cover fixed charges by $50 million, $142.1 million and $2.4 million, respectively.
(e)  Full-time equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Industry Conditions
During 1994, the character of competition changed on the West Coast due to the December 1993 purchase of Morris Air by Southwest Airlines, and the October start-up of Shuttle by United. Low air fares are now a permanent part of the fare structure on the West Coast.

The Company has responded to the changing industry environment by aggressively matching competitors' air fares, increasing flight frequency, and improving utilization of aircraft, facilities, equipment and people.

Results of Operations
1994 COMPARED WITH 1993 Consolidated net income in 1994 was $22.5 million, or $1.68 per share (primary) and $1.62 per share (fully diluted), compared with a net loss of $30.9 million, or $2.51 per share, in 1993. The fully diluted calculation is based on 19.6 million shares, which gives effect to the 1993 repurchase of the convertible preferred stock. The results for 1993 include an after-tax special charge of $9.8 million to recognize the lower value of the Boeing 727 fleet and the acceleration of its retirement. Without such charge, the 1993 net loss would have been $21.1 million, or $1.77 per share.

Operating income was $75.0 million compared to an operating loss of $16.8 million for 1993. The improved operating results reflect higher operating revenues, and the effects of cost reductions and productivity improvements.

Operating revenues increased 17% to $1.316 billion. Passenger revenues, which accounted for 89% of total operating revenues, increased 17% on a 37% increase in passenger traffic. Traffic gains were due to a 27% increase in system capacity, lower fares that stimulated traffic throughout most of the system, and improvements in market share. The load factor increased from 58.3% in 1993 to 62.8%. Yields declined 15% to 14.1 cents in 1994. The static value of a one cent movement in yield is approximately $80 million per year. However, in a dynamic, price-sensitive business, a one cent increase will not necessarily result in a revenue improvement of this magnitude.

Freight and mail revenues increased $7.5 million or 9% due to a military charter contract in the state of Alaska, increased freight volumes, and increased freight rates, offset by lower mail volumes. The lower mail volumes resulted from Alaska's decision to not bid on certain U.S. mail contracts so that capacity could be made available for higher yielding freight.

Other-net revenues rose by $11.6 million or 27% due to increased revenues from Alaska's frequent flyer program, maintenance contracts and inflight liquor sales.

Operating Expenses   Operating expenses increased 8% to $1.241 billion on a
capacity increase of 27%. For the separate airlines, Alaska's operating expenses increased 7% to $998.7 million on a 28% increase in capacity, and Horizon's operating expenses increased 14% to $244.0 million on an 18% increase in capacity. A discussion of operating expenses for the two airlines follows.

Alaska Airlines The table below shows the major operating expense elements on a unit-cost basis for Alaska in 1994 and 1993.

Alaska Airlines                   Operating Expenses Per ASM (In Cents)
                                                                      %
                                1994      1993         Change    Change
Wages and benefits                2.67      3.16         (.49)     (16)
Aircraft fuel                     1.08      1.31         (.23)     (18)
Aircraft maintenance               .34       .46         (.12)     (26)
Aircraft rent                     1.13      1.35         (.22)     (16)
Commissions                        .61       .68         (.07)     (10)
Depreciation & amortization        .39       .52         (.13)     (25)
Special charges                    _         .16         (.16)       NM
Other                             2.05      2.24         (.19)      (8)
Alaska Airlines Total             8.27      9.88        (1.61)     (16)

Alaska's lower unit costs were due to an extensive cost reduction effort and better utilization of aircraft, facilities, equipment and people, as well as a 2% increase in average seats per aircraft. Average daily aircraft utilization increased 26% from 8.2 block hours to 10.3 block hours. Wages and benefits per ASM decreased 16% primarily due to improved productivity The number of equivalent employees increased 5% while capacity increased 28% and traffic increased 38%. Effective May 1, 1994, Alaska and the Association of Flight Attendants began a new five-year contract, which is modeled after the contract used at Southwest Airlines and which provides flight attendants the opportunity to earn increased wages through increased flying. It also provides a lower starting rate of pay, more flexible work rules and reduced pension expenses.

Fuel expense per ASM decreased 18% due to a 10% decrease in the price of fuel and the continued transition to more fuel efficient aircraft. The average cost per gallon declined 6.9 cents to 59.9 cents in 1994. Lower fuel prices reduced fuel expense by $15.1 million. Currently, a 1 cent change in fuel prices affects annual fuel costs by approximately $2.2 million.

Maintenance expense per ASM decreased 26% due to the replacement of older aircraft and due to significant improvements in maintenance programs, techniques and efficiency. With an average age of less than six years at December 31, 1994, Alaska's fleet is believed to be one of the youngest among U.S. jet airlines.

Aircraft rent per ASM decreased 16% primarily due to a substantial increase in utilization, offset by higher rents for new aircraft.

Depreciation and amortization expense per ASM decreased 25% due to the retirement of the 727 fleet and increased utilization of the remaining aircraft.

Other expense per ASM decreased 8% due to lower unit costs for advertising, food, building rentals and personnel expenses.


Horizon Air The table below shows the major operating expense elements on a unit-cost basis for Horizon for 1994 and 1993.

Horizon Air                       Operating Expenses Per ASM (In Cents)
                                                                      %
                                1994      1993         Change    Change
Wages and benefits                6.75      7.07         (.32)      (5)
Aircraft fuel                     1.84      1.93         (.09)      (5)
Aircraft maintenance              2.33      2.41         (.08)      (3)
Aircraft rent                     2.73      2.79         (.06)      (2)
Commissions                       1.56      1.65         (.09)      (5)
Depreciation & amortization        .75       .94         (.19)     (20)
Other                             4.99      4.96          .03        1
Horizon Air Total                20.95     21.75         (.80)      (4)

Horizon's cost per ASM declined 4% to 20.95 cents due to the acquisition of higher capacity aircraft and cost reduction efforts.

Other Income (Expense) Other Income (Expense) increased $5.0 million to $34.0 million. Interest expense was $9.3 million higher in 1994 due to higher interest rates on variable debt and higher average debt balances. Other-net income increased $4.1 million due to gains on the early retirement of debt and vendor credits.

1993 COMPARED WITH 1992 The consolidated net loss for 1993 was $30.9 million, or $2.51 per share, compared with a net loss of $84.8 million, or $6.87 per share, in 1992. The results include an after-tax charge of $9.8 million in 1993 and $16.6 million in 1992 for the early retirement of the 727 fleet. In addition, 1992 includes a $4.6 million charge related to a change in accounting for postretirement benefits. The operating loss for 1993 was $16.8 million, compared to an operating loss of $94.8 million for 1992. The improved operating results reflect lower operating expenses.

Operating revenues in 1993 were $1.128 billion, 1% greater than the $1.115 billion posted in 1992. Passenger revenues were approximately even with 1992 due to a 1% increase in traffic, offset by a 1% decline in yields. Freight and mail revenues increased $6.7 million or 9% due to increased freight and mail rates and increased service in Alaska. Other-net revenues rose $4.9 million or 13% due to increased revenues from Alaska's frequent flyer program.

Operating expenses decreased 5% to $1.145 billion. The decrease was primarily due to a cost reduction program initiated during the first quarter 1993. Operating expenses per ASM declined 4% from 11.5 cents to 11.0 cents. Fuel expense per ASM decreased 12% due to the use of more fuel-efficient aircraft and a 3% decrease in the cost of fuel. Maintenance expense per ASM declined 22% due to the replacement of older aircraft. Aircraft rent and depreciation expense per ASM rose 19% due to the addition of new aircraft. Other expenses per ASM decreased 12% due to lower expenditures for food, advertising, promotion, supplies and personnel expenses.

Other Income (Expense) was $29.0 million in 1993 compared to $30.9 million in 1992. The decrease was primarily due to lower interest rates on debt, offset by less capitalized interest.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                   December 31, 1994     December 31, 1993       Change
                      (In millions, except ratios and per share amounts)

Cash and marketable securities $104.9              $ 101.1        $  3.8
Working capital (deficit)      (147.1)               (61.3)        (85.8)
Total assets                  1,315.8              1,135.0         180.8
Long-term debt                  589.9                525.4          64.5
Shareholders' equity            191.3                166.8          24.5

Book value per common share    $14.27              $ 12.51        $ 1.76

Debt/equity ratio             76%:24%               76%:24%           NA


1994 FINANCIAL CHANGES The Company's cash and marketable securities portfolio increased by $4 million during 1994. Operating activities provided $144 million of cash in 1994. Additional cash was provided by $104 million in new long-term debt and $25 million in short-term borrowings. Cash was used for the purchase of four new MD-83 aircraft, one previously leased B737-400, one used B737-200C aircraft, and other capital expenditures ($189 million), the repayment of debt ($71 million), and the repayment of short-term borrowings ($20 million).

Like many airlines, the Company has a working capital deficit. The deficit increased during 1994 due to the cash purchase of two aircraft and an increase in current portion of capital lease obligations. The existence of a working capital deficit has not in the past impaired the Company's ability to meet its obligations as they become due and it is not expected to do so in the future.

Financing Arrangements During 1994, four MD-83 aircraft were financed under ten-year loan agreements which bear interest at rates which vary based on LIBOR. The principal amount financed was $104 million. In addition, capital lease obligations increased $57.9 million due to changes in the lease agreements for two B737-400 aircraft that were previously classified as operating leases.

During early 1995, Alaska's lines of credit (which totalled $70 million) were replaced with a $75 million credit facility with commercial banks. Advances under the new facility may either be for up to a 364-day term, or up to a maximum maturity of three years. Borrowings may be used for aircraft acquisitions and other corporate purposes and they bear interest at a rate which varies based on LIBOR.

Commitments During 1994, Alaska took delivery of six new B737-400 aircraft under operating leases and restructured all 20 of its B737-400 aircraft leases. As part of the restructuring, Alaska purchased one of the 20 aircraft in 1994, agreed to purchase one each in 1995 and 1996, and received options to purchase up to four more of the 20 between 1997 and 1999. The fixed term of the leases was increased from eight years to ten years. As a result of the restructuring, Alaska expects to save more than $6 million per year over the term of the leases. Also during 1994, Alaska further restructured its aircraft orders with McDonnell Douglas, replacing an order for ten MD-90s plus options with an order for four MD-83s. This restructuring will reduce future capital spending by $360 million.

During 1994, Horizon took delivery of seven new Dornier 328 aircraft under 15-year operating leases, and five used Fokker F-28 aircraft under three-year operating leases.

At December 31, 1994, the Company had firm orders for 17 aircraft with a total cost of approximately $293 million as set forth below.
                                          Delivery Period - Firm Orders
Aircraft                         1995     1996     1997   1998    Total
Dornier 328                         1        2        2      6       11
McDonnell Douglas MD-80             2        2        2               6
Total                               3        4        4      6       17

Cost (Millions)                   $78      $85      $85    $45     $293

Operating leases have been completed for the Dornier 328 orders. The Company expects to finance the other aircraft through new long-term debt and internally generated cash.

The Company accrues the costs associated with returning leased aircraft over the lease period. At December 31, 1994, $26 million was reserved for leased aircraft returns.

Deferred Taxes At December 31, 1994, net deferred tax liabilities were $19 million, which includes $82 million of net temporary differences, offset by $38 million of net operating loss (NOL) carryforwards and $25 million of Alternative Minimum Tax (AMT) credit carryforwards. The Company believes that all of its deferred tax assets, including the NOL and AMT credit carryforwards, will be realized through the reversal of existing temporary differences or tax planning strategies such as the sale of aircraft.

1993 FINANCIAL CHANGES Cash and marketable securities increased by $18 million in 1993. Operations generated $49 million, proceeds from aircraft financing were $84 million, and short-term borrowings added $20 million. Cash was used for the repayment of debt ($79 million), the repurchase of preferred stock ($33 million), and capital expenditures ($30 million). During 1993, the Company repurchased all of its outstanding redeemable preferred stock for $60 million, saving the Company more than $4 million annually after taxes. The seller provided a $27 million loan to assist with the stock purchase.

1992 FINANCIAL CHANGES Despite the $84.8 million net loss, operating activities provided $20 million of cash in 1992. During 1992, capital spending totaled $278 million for six MD-83 and two B737-400 aircraft, other equipment and deposits for future flight equipment. These capital expenditures were financed through debt ($47 million), sale/leasebacks ($215 million) and internally generated cash.

EFFECT OF INFLATION Inflation and specific price changes do not have a significant effect on the Company's operating revenues, operating expenses and operating income, because such revenues and expenses generally reflect current price levels.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 14.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Election of Directors," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 16, 1995. See "Executive Officers of the Registrant" in Part I following Item 4 for information relating to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

See "Executive Compensation," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 16, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Security Ownership of Certain Beneficial Owners and Management," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 16, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Transactions with Management and Others," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 16, 1995.

PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Consolidated Financial Statements:                      Page(s)

Selected Quarterly Consolidated Financial Information (Unaudited) 4 Consolidated Balance Sheet as of December 31, 1994 and 1993 18-19 Consolidated Statement of Income for the years ended
   December 31, 1994, 1993 and 1992                               20
Consolidated Statement of Shareholders' Equity for the years ended
   December 31, 1994, 1993 and 1992                               21
Consolidated Statement of Cash Flows for the years ended
   December 31, 1994, 1993 and 1992                               22
Notes to Consolidated Financial Statements                     23-30
Report of Independent Public Accountants                          31

Consolidated Financial Statement Schedule II,
 Valuation and Qualifying Accounts,
 for the years ended December 31, 1994, 1993 and 1992             32

See Exhibit Index on page 33.

(b) Alaska Air Group did not file any reports on Form 8-K during the fourth quarter of 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALASKA AIR GROUP, INC.

By:  /s/ John F. Kelly                                    Date: February 9, 1995
      John F. Kelly, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 9, 1995 on behalf of the registrant and in the capacities indicated.

   /s/ John F. Kelly                Chairman, Chief Executive Officer,
                                    President and Director
     John F. Kelly

   /s/ Harry G. Lehr                Senior Vice President/Planning and Finance
     Harry G. Lehr                  (Principal Financial Officer)

   /s/ Bradley D. Tilden            Controller
     Bradley D. Tilden              (Principal Accounting Officer)

   /s/ William H. Clapp             Director
     William H. Clapp

   /s/ Ronald F. Cosgrave           Director
     Ronald F. Cosgrave

   /s/ Mary Jane Fate               Director
     Mary Jane Fate

   /s/ Bruce R. Kennedy             Director
     Bruce R. Kennedy

   /s/ R. Marc Langland             Director
     R. Marc Langland

   /s/ Bruce R. McCaw               Director
     Bruce R. McCaw

   /s/ Byron I. Mallott             Director
     Byron I. Mallott

   /s/ Robert L. Parker, Jr.        Director
     Robert L. Parker, Jr.

   /s/ Richard A. Wien              Director
     Richard A. Wien

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

ASSETS
As of December 31  (In Thousands)                             1994           1993
Current Assets
Cash and cash equivalents                                  $11,605        $27,179
Marketable securities                                       93,337         73,970
Receivables - less allowance for doubtful accounts
 (1994 - $2,285; 1993 - $2,621)                             70,055         75,274
Inventories and supplies                                    40,250         41,269
Prepaid expenses and other assets                           57,396         56,498
Total Current Assets                                       272,643        274,190

Property and Equipment
Flight equipment                                           776,551        614,717
Other property and equipment                               208,502        217,967
Deposits for future flight equipment                        52,885         79,765
                                                         1,037,938        912,449
Less accumulated depreciation and amortization             260,001        247,145
                                                           777,937        665,304
Capital leases
Flight and other equipment                                 103,076         44,381
Less accumulated amortization                               21,676         19,079
                                                            81,400         25,302
Total Property and Equipment - Net                         859,337        690,606


Intangible Assets - Subsidiaries                            65,671         67,711


Other Assets                                               118,120        102,447


Total Assets                                            $1,315,771     $1,134,954

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
As of December 31  (In Thousands)                             1994           1993
Current Liabilities
Accounts payable                                           $48,592        $45,582
Accrued aircraft rent                                       43,762         39,119
Other accrued liabilities                                   59,591         46,679
Accrued wages, vacation pay and payroll taxes               47,364         40,192
Short-term borrowings
(Interest rate: 1994 - 6.0%; 1993 - 4.25%)                  25,000         20,000
Air traffic liability                                      123,433        108,360
Current portion of long-term debt and
  capital lease obligations                                 72,005         35,575
Total Current Liabilities                                  419,747        335,507

Long-Term Debt and Capital Lease Obligations               589,904        525,418
Other Liabilities and Credits
Deferred income taxes                                       28,585         20,998
Deferred income                                             23,018         25,827
Other liabilities                                           63,239         60,371
                                                           114,842        107,196
Commitments
Shareholders' Equity
Preferred stock, $1 par value
  Authorized:       5,000,000 shares                             -              -
Common stock, $1 par value
  Authorized:     30,000,000 shares
  Issued: 1994 -  16,553,679 shares
               1993 -  16,495,210 shares                    16,554         16,495
  Capital in excess of par value                           152,756        152,017
  Treasury stock,at cost:1994-3,153,589 shares
                       1993 - 3,153,589 shares             (71,807)       (71,807)
Deferred compensation                                       (4,697)        (5,813)
Retained earnings                                           98,472         75,941
                                                           191,278        166,833
Total Liabilities and Shareholders' Equity              $1,315,771     $1,134,954

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.

Year Ended December 31
(In Thousands except Per Share Amounts)                       1994           1993         1992
Operating Revenues
Passenger                                               $1,170,201     $1,001,975   $1,000,618
Freight and mail                                            91,545         84,048       77,311
Other - net                                                 53,874         42,306       37,449
Total Operating Revenues                                 1,315,620      1,128,329    1,115,378
Operating Expenses
Wages and benefits                                         401,700        368,152      370,567
Aircraft fuel                                              152,320        142,572      162,768
Aircraft maintenance                                        68,306         67,438       87,687
Aircraft rent                                              168,516        154,879      123,732
Commissions                                                 91,850         80,108       86,335
Depreciation and amortization                               56,591         58,407       56,757
Special charges                                                  -         15,000       26,000
Other                                                      301,339        258,546      296,373
Total Operating Expenses                                 1,240,622      1,145,102    1,210,219
Operating Income (Loss)                                     74,998        (16,773)     (94,841)
Other Income (Expense)
Interest income                                              7,779          7,088        7,374
Interest expense                                           (46,960)       (37,624)     (43,223)
Interest capitalized                                           353            446        6,102
Loss on sale of assets                                      (1,016)          (649)      (2,339)
Other - net                                                  5,807          1,700        1,221
                                                           (34,037)       (29,039)     (30,865)
Income (loss) before income tax
  expense (credit) and accounting change                    40,961        (45,812)    (125,706)
Income tax expense (credit)                                 18,430        (14,894)     (45,436)
Income (loss) before accounting change                      22,531        (30,918)     (80,270)
Cumulative effect of accounting change                           -              -       (4,567)
Net Income (Loss)                                          $22,531       $(30,918)    $(84,837)
Primary Per Share Amounts:
  Earnings (loss) before accounting change                   $1.68         $(2.51)      $(6.53)
  Cumulative effect of accounting change                         -              -         (.34)
  Net earnings (loss) per common share                       $1.68         $(2.51)      $(6.87)
Fully Diluted Earnings Per Share                             $1.62              *            *
Shares used for computation:
  Primary                                                   13,378         13,340       13,309
  Fully diluted                                             19,598              *            *
* Anti-dilutive

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.

                                                    Common Stock
                                                       Capital in     Treasury        Deferred
                                            $1 Par      Excess of        Stock         Compen-       Retained
(In Thousands)                               Value      Par Value      at Cost          sation       Earnings           Total
Balances at December 31, 1991              $16,384       $150,478     ($71,807)       ($14,515)      $203,907        $284,447
Net loss for 1992                                                                                     (84,837)        (84,837)
Cash dividends on common
 stock ($.15 per share)                                                                                (1,998)         (1,998)
Preferred stock dividends
  and accretion                                                                                        (6,688)         (6,688)
Stock issued under stock plans                  99          1,367                                                       1,466
Employee Stock Ownership Plans
  shares allocated                                                                       4,334                          4,334
Balances at December 31, 1992               16,483        151,845      (71,807)        (10,181)       110,384         196,724
Net loss for 1993                                                                                     (30,918)        (30,918)
Preferred stock dividends and
  early redemption premium                                                                             (3,525)         (3,525)
Stock issued under stock plans                  12            172                                                         184
Employee Stock Ownership Plans
  shares allocated                                                                       4,368                          4,368
Balances at December 31, 1993               16,495        152,017      (71,807)         (5,813)        75,941         166,833
Net income for 1994                                                                                    22,531          22,531
Stock issued under stock plans                  59            739                                                         798
Employee Stock Ownership Plans
  shares allocated                                                                       1,116                          1,116
Balances at December 31, 1994              $16,554       $152,756     ($71,807)        ($4,697)       $98,472        $191,278

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.

Year Ended December 31  (In Thousands)                              1994           1993            1992
Cash and cash equivalents at beginning of year                   $27,179         $6,880        $19,086
Cash flows from operating activities:
Income (loss) before accounting change                            22,531        (30,918)       (80,270)
Adjustments to reconcile income to cash:
Depreciation and amortization                                     56,591         58,407         56,757
Amortization of airframe and engine overhauls                     20,954         29,402         34,265
Special charges                                                        -         15,000         26,000
Loss (gain) on disposition of assets and debt retired             (1,072)          (315)         2,339
Increase (decrease) in deferred income taxes                       7,587         (8,113)       (25,797)
Decrease (increase) in accounts receivable                         5,219          9,135        (23,118)
Decrease (increase) in other current assets                          121        (15,122)        (7,370)
Increase in air traffic liability                                 15,073         11,569         19,500
Increase in other current liabilities                             27,737          1,085         19,826
Interest on zero coupon notes                                      9,946          9,881          9,203
Leased aircraft return payments and other-net                    (20,554)       (31,554)       (11,101)
Net cash provided by operating activities                        144,133         48,457         20,234
Cash flows from investing activities:
Proceeds from disposition of assets                                6,504          7,193            793
Purchases of marketable securities                               (76,129)      (150,636)      (111,768)
Sales and maturities of marketable securities                     56,762        153,217        118,966
Restricted deposits                                               (5,955)        (4,045)        (3,007)
Flight equipment deposits returned                                 5,460          2,685          3,321
Additions to flight equipment deposits                            (1,085)          (764)       (16,873)
Additions to property and equipment                             (187,543)       (29,605)      (261,073)
Payments received on loans to ESOPs                                1,313          4,128          4,747
Net cash used in investing activities                           (200,673)       (17,827)      (264,894)
Cash flows from financing activities:
Proceeds from short-term borrowings                               25,000         20,000         96,303
Repayment of short-term borrowings                               (20,000)             -        (96,303)
Proceeds from sale and leaseback transactions                          -         36,500        214,590
Proceeds from issuance of long-term debt                         104,000         47,200         84,700
Long-term debt and capital lease payments                        (70,920)       (79,375)       (59,904)
Proceeds from issuance of common stock                               798            184          1,466
Repurchase of preferred stock                                          -        (33,375)             -
Cash dividends                                                         -         (2,429)        (8,398)
Gain on debt retirement                                            2,088            964              -
Net cash provided by (used in) financing activities               40,966        (10,331)       232,454
Net increase (decrease) in cash and cash equivalents             (15,574)        20,299        (12,206)
Cash and cash equivalents at end of year                         $11,605        $27,179         $6,880
Supplemental disclosure of cash paid during the year for:
  Interest (net of amount capitalized)                           $44,786        $33,622        $38,952
  Income taxes (refunds)                                           2,204        (18,554)        (2,168)
Noncash investing and financing activities:
  1994 - Capital lease obligations of $57.9 million were incurred due to changes in lease agreements.
  1993 - The preferred stock was repurchased in exchange for a $27 million note payable and a $33.4 million cash payment.
  1992 - None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alaska Air Group, Inc.
December 31, 1994


Note 1.     Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Alaska Air Group, Inc. (Company or Air Group) and its subsidiaries, the principal subsidiaries being Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). All significant intercompany transactions are eliminated.

Both subsidiaries operate as airlines. However, each subsidiary's business plan, competition and economic risks differ substantially due to the passenger capacity and range of aircraft operated. Alaska is a major airline, operates an all jet fleet and its average passenger trip is 850 miles. Horizon is a regional airline, operates both jet and turboprop aircraft, and its average passenger trip is 210 miles. See Note 10 for business segment information.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market.

Inventories and Supplies
Expendable and repairable aircraft parts, as well as materials and supplies, are stated at average cost. For repairable parts, an allowance for obsolescence is accrued on a straight-line basis over the estimated useful lives of the aircraft. Inventories related to the retired B727 fleet are carried at net realizable value. The allowance at December 31, 1994 and 1993 for all inventories was $12.1 million and $8.3 million, respectively.
Property, Equipment and Depreciation
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:

Aircraft and other
 flight equipment                  8-20 years
Buildings                          10-30 years
Capitalized leases and
 leasehold improvements            Term of lease
Other equipment                    3-15 years

Assets and related obligations for items financed under capital leases are initially recorded at an amount equal to the present value of the future minimum lease payments.

The cost of major airframe overhauls, engine overhauls, and other modifications which extend the life or improve the usefulness of aircraft are capitalized, and amortized over their estimated period of use. Other repair and maintenance costs are expensed when incurred.

Capitalized Interest
Interest is capitalized on flight equipment purchase deposits and ground facilities progress payments as a cost of the related asset and is depreciated over the estimated useful life of the asset. Interest capitalization is suspended when there is a substantial delay in aircraft deliveries.

Intangible Assets-Subsidiaries
The excess of purchase price over the fair value of net assets acquired is recorded as an intangible asset and is amortized over 40 years. Accumulated amortization at December 31, 1994 and 1993 was $17 million and $15 million, respectively.

Deferred Income
Deferred income results from the sale and leaseback of aircraft, the receipt of manufacturer or vendor credits, and from the sale of foreign tax benefits. This income is recognized over the term of the applicable agreements.

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

Earnings Per Share
Primary earnings per share is calculated by dividing net income after reduction for preferred stock dividends by the average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents result from the assumed exercise of stock options. Fully diluted earnings per share gives effect to the conversion of convertible debt (after elimination of related interest expense, net of income tax effect).

Derivative Financial Instruments
The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized currently in the income statement. The Company enters into hedge agreements to reduce its exposure to fluctuations in the price of jet fuel. A gain or loss is recorded quarterly if the fuel index average exceeds the ceiling price or falls below the floor price.

Reclassifications
Certain reclassifications have been made in prior years' financial statements to conform to the 1994 presentation.

Note 2.       Marketable Securities
Marketable securities are investments that are readily convertible to cash, but whose original maturity dates exceed three months. They are classified as available for sale and consisted of the following at December 31 (in thousands):

                             1994          1993
Cost:
U.S. govt securities      $78,045       $66,744
Other                      15,292         7,226
                          $93,337       $73,970

Fair value:
U.S. govt securities      $76,558       $66,665
Other                      15,069         7,224
                          $91,627       $73,889

Gross unrealized holding gains:
U.S. govt securities          $ _           $71
Other                           _             3
                              $ _           $74

Gross unrealized holding losses:
U.S. govt securities       $1,487          $150
Other                         223             5
                           $1,710          $155

Of the marketable securities on hand at December 31, 1994, 55% will mature during 1995 and the remainder will mature during 1996.

Based on specific identification of securities sold, the following occurred in 1994 (in thousands):

Proceeds from sales                $56,762
Gross realized gains               $    40
Gross realized losses              $   499

The above gains and losses are included in 1994 interest income of $7.8 million.

Note 3. Other Assets
Other assets consisted of the following at December 31 (in thousands):

                             1994          1993
Restricted deposits       $66,858       $60,903
Leasehold rights           14,075        16,923
Deferred costs             15,942        16,938
Receivables                21,245         7,683
                         $118,120      $102,447

Leasehold rights and deferred costs are amortized over the term of the related lease or contract. At December 31, 1994, deferred costs include $6.2 million of capitalized training costs associated with the B737-400 aircraft. These costs are being amortized over a five-year period which began in April 1992.

Note 4.    Long-Term Debt and Capital Lease Obligations
At December 31, 1994 and 1993, long-term debt and capital lease obligations were as follows (in thousands):

                                            1994           1993
7.4%* notes payable due
 through 2009                           $375,908       $308,700
7-3/4% convertible subordinated
 debentures due 2005-2010                 14,354         14,638
6-7/8% convertible subordinated
 debentures due 2004-2014                 54,041         60,181
7-1/4% zero coupon,
 convertible subordinated
 notes due 2006                          129,369        143,754
Long-term debt                           573,672        527,273
Capital lease obligations                 88,237         33,720
Less current portion                     (72,005)       (35,575)
                                        $589,904       $525,418

* weighted average for 1994

At December 31, 1994, borrowings of $362.4 million are secured by flight equipment and real property.

During 1994, the Company repurchased $6.4 million of its 7-3/4% and 6-7/8% convertible subordinated debentures for a $1.1 million pretax gain. The remaining 7-3/4% and 6-7/8% debentures are convertible into common stock at $28.25 and $33.60 per share, respectively, subject to adjustments in certain events. Also, during 1994, the Company repurchased 55,922 of its 7-1/4% notes, which had a book value of $24.3 million, for a $1.0 million pretax gain. Each of the remaining notes can be converted into 12.4 shares of common stock. Holders of these notes have a put option to require the Company to purchase each note on April 18, 1996 at their then accreted value of $490.58. The Company may elect to pay in cash or shares of common stock or in any combination thereof.

At December 31, 1994, Alaska had $70 million in lines of credit, none of which were being used, with commercial banks. In early 1995, these credit agreements were replaced with a $75 million credit facility with commercial banks.
Advances under the new facility may either be for up to a 364-day term, or up to a maximum maturity of three years. Borrowings may be used for aircraft acquisitions or other corporate purposes, and they bear interest at a rate which varies based on LIBOR.

Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit dividends, investments, lease obligations, sales of assets and additional indebtedness. At December 31, 1994, the Company was in compliance with all loan provisions, and under the most restrictive loan provisions, Alaska had $28.5 million of net worth above the minimum.
During 1994, four MD-83 aircraft were financed with $104 million in ten-year loans at variable interest rates based on LIBOR. In addition, capital lease obligations increased $57.9 million due to changes in the lease agreements for two B737-400 aircraft that were previously classified as operating leases.

At December 31, 1994, long-term debt principal payments for the next five years were (in thousands):
1995                     $ 40,762
1996*                    $ 37,621
1997                     $ 34,795
1998                     $ 35,736
1999                     $ 35,967
*    Excludes the effect of a put option on the 7-1/4% notes.

Note 5. Commitments
Lease Commitments
Lease contracts for 109 aircraft have remaining lease terms of one to 18 years. The majority of airport and terminal facilities are also leased. Total rent expense was $196.9 million, $180.4 million and $149.7 million, in 1994, 1993 and 1992, respectively. Future minimum lease payments under capital leases and long-term operating leases as of December 31, 1994 are shown below (in thousands):

                   Capital
                    Leases             Operating Leases         Total
                                                    Real
                                  Aircraft      Property
1995               $38,200        $170,871       $14,190     $223,261
1996                33,560         157,983        12,207      203,750
1997                 4,140         143,159        10,971      158,270
1998                 4,138         134,285        10,556      148,979
1999                 4,136         128,775        10,444      143,355
Thereafter          19,068         676,998        36,304      732,370
Total lease
payments           103,242      $1,412,071       $94,672   $1,609,985
Less amount
representing
interest            15,005
Present value
of capital
lease
payments           $88,237

Aircraft Commitments
The Company has firm orders for 11 Dornier 328s to be delivered between 1995 and 1998, and six MD-83s to be delivered between 1995 and 1997. The total amount of these commitments is approximately $293 million. As of December 31, 1994, deposits related to the future equipment deliveries were $43.2 million. The manufacturer has agreed to provide lease financing for all of the Dornier 328s. In addition to the ordered aircraft, the Company holds purchase options on 40 Dornier 328s.

Note 6. Stock Plans
Air Group has three stock option plans, which provide for the purchase of Air Group common stock at its market price on the date of grant by certain officers and key employees of Air Group and its subsidiaries. Under the plans, the incentive and nonqualified stock options granted have terms of up to approximately ten years. Up to half of the options provide for stock appreciation rights.

Changes in the number of shares subject to option are summarized as follows:
                             1994          1993           1992
Outstanding, beginning
  of year                 861,362       770,420        885,720
Granted(a)                330,200       172,200         43,100
Exercised                (58,469)       (12,600)       (98,400)
Canceled                 (88,950)       (68,658)       (60,000)
Outstanding, end
  of year               1,044,143       861,362        770,420

Exercisable, end
  of year(b)              644,843       542,012        450,845

Available for granting
 in future periods        409,000       701,867        805,409

Average price of options:
Exercised during the
  year                     $13.65        $14.65         $14.89
Outstanding at year-
  end                      $17.15        $17.06         $17.32

(a)    The average price of the options granted in 1994 was $16.53
(b) Options exercisable at year end 1994 expire between June 1995 and June 2004.

In addition, 2,273,700 shares of common stock are subject to nontransferable investment options held by management employees, for which the Company received $3.1 million, which is included with other liabilities on the Balance Sheet. These options are subject to mandatory redemption at $3.1 million in February 1997, and they allow the holder to purchase common stock at $27 per share until that date.

Note 7. Employee Benefit Plans
Pension Plans
Four defined benefit and five defined contribution retirement plans cover various employee groups of Alaska and Horizon. The defined benefit plans provide benefits based on an employee's term of service and average compensation for a specified period of time before retirement. Pension costs are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA).

The defined benefit plan assets are primarily invested in common stocks and fixed income securities. Plan assets exceeded the accumulated benefit obligation at December 31, 1994 and 1993. The following table sets forth the funded status of the plans at December 31, 1994 and 1993 (in thousands):

                                      1994                 1993
Benefit obligation -
 Vested                        $   114,861             $126,341
 Nonvested                          15,820               12,687
Accumulated benefit
  obligation                    $  130,681             $139,028

Plan assets at fair value       $  144,102             $145,974
Projected benefit obligation       147,200              159,529
Plan assets less projected
 benefit obligation                 (3,098)             (13,555)
Unrecognized transition asset       (1,374)              (1,658)
Unrecognized prior service cost      3,521                1,576
Unrecognized loss                   15,839               26,684
Prepaid pension cost            $   14,888              $13,047

The weighted average discount rate used to determine the projected benefit obligation was 9.0% and 7.9% as of December 31, 1994 and 1993, respectively. The calculation also assumed a 5.2% weighted average rate of increase for future compensation levels for 1994 and 1993. The expected long-term rate of return on plan assets used in 1994 and 1993 was 10%.

Net pension expense for the defined benefit plans included the following components for 1994, 1993 and 1992 (in thousands):

                              1994            1993          1992
Service cost (benefits
 earned during the
 period)                   $12,351         $10,041        $8,395
Interest cost on projected
 benefit obligation         11,859          10,449         8,883
Actual return on assets     (2,061)        (14,123)       (9,079)
Net amortization and
 deferral                  (10,810)          2,244        (2,171)
Net pension
  expense                $  11,339          $8,611        $6,028

The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. Some of these plans require Company matching contributions based on a percentage of participants' contributions. One plan has an Employee Stock Ownership Plan (ESOP) feature. The ESOP owns Air Group common shares which are held in trust for eligible employees. The Company has recorded deferred compensation to reflect the value of the shares not yet allocated to eligible employees' accounts. As these shares are allocated to employees, compensation expense is recorded and deferred compensation is reduced.

Alaska and Horizon also maintain an unfunded, noncontributory benefit plan for certain elected officers. The present value of unfunded benefits for this plan was accrued as of December 31, 1994 and 1993.

Total expense for all pension plans was $22.5 million, $19.8 million and $18.8 million, respectively, in 1994, 1993 and 1992.

Profit Sharing Plans
Alaska and Horizon have employee profit sharing plans. Profit sharing expense for 1994, 1993 and 1992 was $3.6 million, $2.3 million and $1.6 million, respectively.

Other Postretirement Benefits
The Company allows retirees to continue their medical, dental and vision benefits by paying the respective active employee plan premium until age
65. This results in a subsidy to retirees because the premiums received by the Company are less than the actual cost of the retirees' claims.

Effective January 1, 1992, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," was adopted. The new standard requires that the cost of postretirement employee benefits other than pensions be recognized during an employee's active service period. Prior to 1992, the cost of these benefits was expensed as claims were incurred. The cumulative effect of the accounting change for years prior to January 1, 1992 was an after-tax charge of $4.6 million.

The following table sets forth the status of the postretirement benefit obligation at December 31, 1994 and 1993 (in thousands):

                                    1994      1993
Accumulated postretirement benefit
obligation (APBO):
 Retirees                       $    913      $309
 Active plan participants
  eligible for retirement          1,675     2,193
 Active plan participants
  not eligible for retirement      4,933     6,391
Unrecognized prior service cost     (326)     (381)
Unrecognized actuarial gain        3,244       980
Accrued postretirement
 benefit cost                   $ 10,439    $9,492

The Company's APBO is unfunded. Net annual postretirement benefit costs for 1994, 1993 and 1992 include the following components (in thousands):

                             1994       1993      1992
Service cost - benefits
 attributed to service
 during the period           $682       $655      $855
Interest on APBO              596        591       643
Net amortization and
 deferral                     (12)       (38)        _
Net postretirement
 benefit cost              $1,266     $1,208    $1,498

An 8.5% health care cost trend rate was assumed for 1995. The rate was assumed to decrease by 1/2% annually to 5.5% for 2001 and remain at that level thereafter. Increasing the rate by 1 percentage point in each year would increase the APBO as of December 31, 1994 by $1.1 million and the net periodic postretirement benefit cost for 1994 by $228,000. The weighted-average discount rates used in determining the APBO for 1994 and 1993 were 9.0% and 7.9%, respectively.


Note 8. Special Charges
Results for 1993 and 1992 include special charges of $15 million and $26 million, respectively, to recognize an impairment of the value of the Boeing B727 fleet. The special charges include reserves for future excess lease costs and the write-down of capitalized overhauls and spare parts to net realizable value.

Note 9. Income Taxes
The components of income tax expense (credit) were as follows (in thousands):

                             1994               1993            1992
Current tax expense (credit):
 Federal                   $8,044            $(4,907)       $(21,057)
 State                         72               (253)         (1,714)
Total current               8,116             (5,160)        (22,771)
Deferred tax expense (credit):
 Federal                    8,032             (8,164)        (19,451)
 State                      2,282             (1,570)         (3,214)
Total deferred             10,314             (9,734)        (22,665)
Total before accounting
  change                   18,430            (14,894)        (45,436)
Deferred income tax
 credit cumulative effect
 of FAS 106                     _                 _           (2,613)
Total tax expense(credit) $18,430           $(14,894)       $(48,049)

The actual income tax expense (credit) reported differs from the "expected" tax expense (credit) (computed by applying the federal corporate tax rate of 35% for 1994 and 1993 and 34% for 1992) as follows (in thousands):

                             1994                1993                 1992
Income (loss) before
  income tax              $40,961            $(45,812)           $(125,706)
Expected tax
  expense (credit)        $14,336            $(16,035)            $(42,740)
Nondeductible expense       2,386               1,210                1,068
Federal rate change             _               1,016                    _
Tax-exempt interest
  income                                            _                 (170)
State income tax            1,531              (1,185)              (3,252)
Other - net                   177                 100                 (342)
Actual tax expense
  (credit)                $18,430            $(14,894)            $(45,436)

Effective tax rate           45.0%               32.5%                36.1%

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expense for tax and financial reporting purposes.

Deferred tax assets and liabilities comprise the following at December 31 (in thousands):

                                       1994                1993
Excess of tax over book
  depreciation                     $117,085             $95,499
Training expense                      2,218               3,167
Other - net                           1,252                 358
Gross deferred tax liabilities      120,555              99,024
Loss carryforward                   (38,275)            (43,798)
Alternative minimum tax             (24,502)            (16,346)
Capital leases                       (4,507)             (3,615)
Pricing adjustment                   (1,190)             (1,083)
Frequent flyer program               (6,518)             (5,576)
Employee benefits                   (11,812)             (9,567)
Aircraft maintenance                 (7,681)             (8,231)
Gain on sale of assets               (5,456)             (2,125)
Capitalized interest                 (1,617)                  _
Gross deferred tax assets          (101,558)            (90,341)
Net deferred tax liabilities        $18,997              $8,683

Current deferred tax asset          $(9,588)           $(12,315)
Noncurrent deferred
 tax liability                       28,585              20,998
Net deferred tax liabilities        $18,997              $8,683

The book income and temporary differences for 1994 resulted in taxable income of $12 million, which was offset by net operating losses generated in prior years.

Note 10.      Business Segment Information
Financial information for Alaska and Horizon follows (in thousands):

                                1994             1993                1992
Operating revenues:
  Alaska                $  1,061,594      $   906,806        $    908,286
  Horizon               $    256,905      $   223,333        $    208,149

Operating income (loss):
  Alaska                $     62,872      $   (24,313)       $   (101,013)
  Horizon               $     12,922      $     8,757        $      7,305

Total assets:
  Alaska                $  1,244,985      $ 1,037,546        $  1,088,090
  Horizon               $    152,263      $   141,940        $    147,076

Depreciation and
 amortization
 expense:
  Alaska                $     47,684      $    48,953        $     47,140
  Horizon               $      8,681      $     9,276        $      9,564

Capital expenditures:
  Alaska                $    173,093      $    21,116        $    258,556
  Horizon               $     15,535      $     8,800        $     16,389

Note 11. Financial Instruments
The estimated fair values of the Company's financial instruments were as follows (in thousands):
                                        December 31, 1994
                                   Carrying            Fair
                                   Amount              Value
Cash and cash equivalents          $11,605             $11,605
Marketable securities               93,337              91,627
Restricted deposits                 66,858              66,858
Long-term receivables               21,245              21,245
Long-term debt                     573,672             549,000

                                        December 31, 1993
                                   Carrying            Fair
                                   Amount              Value
Cash and cash equivalents          $27,179             $27,179
Marketable securities               73,970              73,889
Restricted deposits                 60,903              75,000
Long-term receivables                7,683               7,683
Long-term debt                     527,273             521,000

The fair value of cash equivalents approximates carrying value due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair values of restricted deposits and long-term receivables approximate the carrying amounts. The fair value of publicly traded long-term debt is based on quoted market prices, and the fair value of other debt approximates carrying value.

During 1993, the Company entered into an interest rate swap agreement to reduce the interest expense on a portion of its fixed rate debt. The agreement, which expires in 1996, effectively changes the Company's interest rate on the debt from a fixed rate to a floating rate based on LIBOR. Variable interest payments are paid to a financial institution semi-annually based on a notional principal amount of $201 million. In 1996, the Company will receive a $33.2 million payment from the financial institution. At December 31, 1994, $18.3 million of this amount is shown as a receivable in other assets. The Company is exposed to higher interest payments if LIBOR increases and is exposed to credit loss in the event of nonperformance by the financial institution. Through December
31, 1994, this swap has resulted in a $1.1 million reduction in interest expense.

The Company enters into hedge agreements to reduce its exposure to fluctuations in the price of jet fuel. The agreements establish a ceiling price and floor price, and they provide for quarterly measurements of the average price of fuel, as determined by an index. The Company records a gain or loss if a quarterly average exceeds the ceiling or falls below the floor. The fuel hedges had no material effect on 1994 operating results. At December 31, 1994, the Company had a fuel hedge agreement in place with a ceiling price of 65 cents covering approximately 50% of the expected fuel usage through July 1995, and a floor price of 44 cents covering approximately 50% of the expected fuel usage through July 1995. At December 31, 1994, the fuel index was at 50 cents.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Alaska Air Group, Inc.:


We have audited the accompanying consolidated balance sheet of Alaska Air Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                              /s/ Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP


Seattle, Washington
January 25, 1995

VALUATION AND QUALIFYING ACCOUNTS
Alaska Air Group, Inc.

Schedule II
                                                    Additions
                                                      Charged
                                         Beginning         to     (A)         Ending
(In Thousands)                             Balance    Expense  Deductions    Balance

Year Ended December 31, 1992
(a) Reserve deducted from asset
     to which it applies:
  Allowance for doubtful accounts          $2,556     $1,237       $(579)    $3,214
  Obsolesence allowance for flight
         equipment spare parts             $3,765     $2,578    $      -     $6,343

(b) Reserve recorded as other
     long-term liabilities:
 Leased aircraft return provision         $21,529    $32,230    $(13,956)   $39,803


Year Ended December 31, 1993
(a) Reserve deducted from asset
     to which it applies:
  Allowance for doubtful accounts          $3,214       $912     $(1,505)    $2,621
  Obsolesence allowance for flight
         equipment spare parts             $6,343     $1,994          $0     $8,337

(b) Reserve recorded as other
     long-term liabilities:
 Leased aircraft return provision         $39,803    $22,324    $(31,394)   $30,733


Year Ended December 31, 1994
(a) Reserve deducted from asset
     to which it applies:
  Allowance for doubtful accounts          $2,621       $944     $(1,280)    $2,285
  Obsolesence allowance for flight
         equipment spare parts             $8,337     $4,401       $(663)   $12,075

(b) Reserve recorded as other
     long-term liabilities:
 Leased aircraft return provision         $30,733     $9,007    $(14,180)   $25,560


(A) Deduction from reserve for purpose for which reserve was created.

                              EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

3.(i) Certificate of Incorporation of Alaska Air Group, Inc. as amended through May 20, 1987 (Exhibit 3-01 to 1987 10-K).
3.(ii) Bylaws  of  Alaska Air Group, Inc., as amended through  September
       14, 1993 (Exhibit 3.(ii) to 1993 10K)
  4.1 Indenture dated June 15, 1985, between Alaska Airlines, Inc. and Bankamerica Trust Company of New York, including form of Debenture (Exhibit 4-02 to Registration Statement No. 2-98555).
  4.2 Rights Agreement dated as of December 2, 1986 between Alaska Air Group, Inc. and The First National Bank of Boston, as Rights Agent (Exhibit No. 1 to Form 8A filed December 12, 1986).
 10.1 Lease and Assignment of Sublease Agreement dated February 1, 1979 between Alaska Airlines, Inc. and the Alaska Industrial Development Authority (Exhibit 10-15 to Registration Statement No. 2-70742).
 10.2 Lease and Assignment and Sublease Agreement dated April 1, 1978 between Alaska Airlines, Inc. and the Alaska Industrial Development Authority (Exhibit 10-16 to Registration Statement No. 2-70742).
 10.3 Alaska Air Group, Inc. 1975 Stock Option Plan, as amended through May 7, 1991.
 10.4  Management  Incentive  Plan (1992 Alaska Air  Group,  Inc.  Proxy
       Statement).
 10.5 Loan Agreement dated as of December 1, 1984, between Alaska Airlines, Inc. and the Industrial Development Corporation of the Port of Seattle (Exhibit 10-38 to 1984 10-K).
 10.6 Alaska Air Group, Inc. 1984 Stock Option Plan, as amended through May 7, 1992.
 10.7 Supplemental retirement plan arrangement between Horizon Air Industries, Inc. and John F. Kelly (1992 Alaska Air Group, Inc. Proxy Statement).
 10.8 Alaska Air Group, Inc. 1988 Stock Option Plan, as amended through May 19, 1992 (Registration Statement No. 33-523242).
 10.9 Purchase Agreement between McDonnell Douglas Corporation and Alaska Airlines, Inc. DAC 88-36-D, dated October 14, 1988 (Exhibit 10-17 to 1988 10-K).
10.10  Capital  Performance Plan (Exhibit 4.3 to Registration  Statement
       33-33087).
#10.11 Purchase Agreement dated March 30, 1990 between McDonnell Douglas
       Corporation and Alaska Airlines, Inc. for the purchase of up to 40 MD90-30 aircraft (Exhibit 10-13 to 1990 10-K)
#10.12 Lease  Agreement  dated  January 22, 1990  between  International
       Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements for 19 additional B737-400 aircraft and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 10-K)
#10.13 Purchase Agreement dated as of May 15, 1991, between Horizon  Air
       Industries, Inc. and Dornier Luftfahrt GmbH for the purchase of up to 60 Dornier 328 aircraft (Exhibit 10-19 to May 30, 1991 8-
       K).
#10.14 Amendment dated as of June 25, 1993 to the Purchase Agreement dated as of May 15, 1991, between Horizon Air Industries, Inc. and Dornier Luftfahrt GmbH for the purchase of up to 60 Dornier 328 aircraft (Exhibit 10-19a to Second Quarter 1993 10-Q).
  *11  Computation of Earnings Per Common Share.
  *12  Calculation  of Ratio of Earnings to Fixed Charges and  Preferred
       Dividends.
   21  Subsidiaries of the Registrant (Exhibit 22-01 to 1987 10-K).
  *23  Consent of Arthur Andersen & Co.
  *27  Financial Data Schedule
* Filed herewith.
# Confidential treatment was granted as to a portion of this document.