Form 10-Q
period 1995-03-31
ALASKA AIR GROUP INC
filed 1995-05-15
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-Q

(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995.
                                       OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

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

   The registrant has 13,402,186 common shares, par value $1.00, outstanding at March 31, 1995.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheet as of March 31, 1995 and December 31, 1994; (ii) consolidated statements of income for the quarters ended March 31, 1995 and 1994; (iii) consolidated statement of shareholders' equity for the three months ended March 31, 1995; and, (iv) consolidated statements of cash flows for the three months ended March 31, 1995 and 1994. Also attached are the accompanying notes to the Company's consolidated financial statements that have changed significantly during the three months ended March 31, 1995. These statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

Air Group is a holding company incorporated in Delaware in 1985. Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
First Quarter 1995 Compared with First Quarter 1994 The consolidated net loss for the first quarter of 1995 was $16.3 million, or $1.22 per share compared with a net loss of $6.3 million, or $.47 per share, in 1994. The operating loss for the first quarter of 1995 was $18.3 million compared to an operating loss of $2.9 million for 1994. The larger loss reflects lower average fares and load factors at both Alaska Airlines and Horizon Air. A discussion of operating revenues and expenses for the two airlines follows.

Alaska Airlines Operating revenues increased 2.4% to $232.7 million. Passenger revenues, which accounted for 86% of total operating revenues, increased 1.5% on a 17% rise in passenger traffic. Capacity increased 25%, primarily due to increases in the Pacific Northwest to California markets. The load factor dropped from 60.2% in 1994 to 56.4% in 1995. Passenger yields declined 13% to
11.2 cents in 1995, reflecting increased competition on the West Coast. During the fourth quarter of 1994 and the first quarter of 1995, Alaska experienced yield declines resulting from low fare offerings across its system. Although several fare increases have occurred since early February, the lingering effect of these low fare offerings will have an impact on second quarter results. In addition, for the past several months, capacity increases have exceeded traffic increases resulting in lower load factors.

MarkAir, a significant competitor in the Alaska marketplace since 1992, filed for Chapter 11 bankruptcy for the second time on April 14, 1995. Since then, it has withdrawn from all Alaska markets.

Freight and mail revenues increased 2.5% as higher freight volumes were partially offset by lower mail volumes. The lower mail volumes resulted from Alaska's decision, effective in March 1994, to not bid on certain U.S. mail contracts so that capacity could be made available for higher yielding freight. Other-net revenues rose 17% due to increased revenues from travel partners in Alaska's frequent flyer program.

The table below shows the major operating expense elements on a unit-cost basis, based on available seat miles (ASM), for Alaska in 1995 and 1994.

Alaska Airlines                   Operating Expenses Per ASM (In Cents)
                                                                      %
                                1995      1994         Change    Change
Wages and benefits                2.48      2.96         (.48)     (16)
Aircraft fuel                     1.04      1.12         (.08)      (7)
Aircraft maintenance               .37       .34          .03        9
Aircraft rent                     1.05      1.27         (.22)     (17)
Commissions                        .50       .63         (.13)     (21)
Depreciation & amortization        .46       .42          .04       10
Other                             1.86      2.21         (.35)     (16)
Alaska Airlines Total             7.76      8.95        (1.19)     (13)

Alaska's lower unit costs were due to continuing cost reduction efforts and better utilization of aircraft. Average daily aircraft utilization increased 7% from 9.7 block hours to 10.4 block hours. Wages and benefits per ASM decreased 16% primarily due to improved productivity. The number of equivalent employees increased 10% while capacity increased 25% and traffic increased 17%. Fuel expense per ASM decreased 7%, in spite of a 1% increase in the price of fuel, due to the continued transition to more fuel-efficient aircraft and an increase in the average number of seats per aircraft.

Aircraft maintenance per ASM increased 9% due to more engine repair work. Aircraft rent per ASM decreased 17% due to an increase in aircraft utilization, and a restructuring of B737-400 aircraft leases that resulted in lower rents.

Commission expense per ASM decreased 21% because passenger revenues, upon which commissions are paid, did not keep pace with ASM growth.

Depreciation and amortization expense per ASM increased 10% primarily due to the purchase of four MD-83 aircraft in the second quarter of 1994, and the reduction in estimated salvage value from 20% to 5% (effective January 1, 1995) for all MD80 aircraft. Other expense per ASM decreased 16% due to lower unit costs for advertising, building rentals, food, landing fees and outside services expenses.

Horizon Air Operating revenues increased 17% to $62.8 million. Passenger revenues, which accounted for 95% of total operating revenues, increased 16% on a 30% rise in passenger traffic. Capacity increased 34% due to the addition of larger capacity Fokker F-28 jet and Dornier 328 turboprop aircraft. The load factor dropped from 59.4% in 1994 to 57.7% in 1995. Passenger yields declined 11% to 31.9 cents in 1995, reflecting increased competition and longer passenger trips.

Freight, mail and other revenues increased 33% due to increased freight and mail volumes as well as increased revenues from providing services to other airlines.

The table below shows the major operating expense elements on a unit-cost basis, based on available seat miles, for Horizon for 1995 and 1994.

Horizon Air                       Operating Expenses Per ASM (In Cents)
                                                                      %
                                1995      1994         Change    Change
Wages and benefits                6.42      7.18         (.76)     (11)
Aircraft fuel                     1.88      1.84          .04        2
Aircraft maintenance              2.71      3.32         (.61)     (18)
Aircraft rent                     2.61      2.85         (.24)      (8)
Commissions                       1.40      1.58         (.18)     (11)
Depreciation & amortization        .68       .91         (.23)     (25)
Other                             4.90      5.22         (.32)      (6)
Horizon Air Total                20.60     22.90        (2.30)     (10)

Horizon's cost per ASM declined 10% to 20.60 cents due to the acquisition of higher capacity aircraft and cost reduction efforts.

Other Income (Expense) Other Income (Expense) increased $3.6 million to $11.6 million expense primarily due to higher interest rates on variable debt and higher average debt balances.

Income Tax Credit Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. Volatility of air fares and the seasonality of the Company's business make it very difficult to estimate full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 45.4% tax rate for the first quarter of 1995, the Company considered a variety of factors, including the 45.0% tax rate used for full year 1994. This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                      March 31, 1995     December 31, 1994       Change
(In millions, except debt-to-equity and per share amounts)

Cash and marketable securities $ 65.5             $  104.9       $ (39.4)
Working capital (deficit)      (188.1)              (147.1)        (41.0)
Long-term debt                  579.2                589.9         (10.7)
Shareholders' equity            175.3                191.3         (16.0)

Book value per common share    $13.08              $ 14.27       $ (1.19)

Debt-to-equity                77%:23%              76%:24%           NA


The Company's cash and marketable securities portfolio decreased by $39 million during the first three months of 1995. Operating activities provided $16 million of cash during this period. Cash was used for airframe and engine overhauls and other capital expenditures ($21 million), the repayment of debt ($13 million), and the net repayment of short-term borrowings ($21 million).

The working capital deficit increased by $41 million due to the net loss, payments for capital expenditures and debt repayments.

PART II.  OTHER INFORMATION
ITEM 5.  Other Information
In May 1995, Alaska's clerical, office and passenger service employees approved an amended four-year contract between the International Association of Machinists (IAM) and Alaska.

In April 1995, Horizon's mechanics and related classifications of the Transport Workers Union of America ratified a new three-year contract.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)Exhibit 11 - Statement regarding computation of per-share earnings.
   Exhibit 27 - Financial data schedule.
(b)No reports on Form 8-K were filed during the first quarter of 1995.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  May 11, 1995


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Planning and Finance
(Principal Financial Officer)

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
ASSETS
                                                     March 31,         Dec 31,
(In Thousands)                                            1995            1994
Current Assets
Cash and cash equivalents                               $4,191         $11,605
Marketable securities                                   61,299          93,337
Receivables - net                                       77,381          70,055
Inventories and supplies                                41,106          40,250
Prepaid expenses and other assets                       54,094          57,396

Total Current Assets                                   238,071         272,643
Property and Equipment
Flight equipment                                       789,384         776,551
Other property and equipment                           213,849         208,502
Deposits for future flight equipment                    52,885          52,885
                                                     1,056,118       1,037,938
Less accum. depreciation and amort.                    273,489         260,001
                                                       782,629         777,937
Capital leases
Flight and other equipment                             103,076         103,076
Less accumulated amortization                           22,789          21,676
                                                        80,287          81,400

Total Property and Equipment - Net                     862,916         859,337

Intangible Assets - Subsidiaries                        65,161          65,671

Other Assets                                           121,685         118,120

Total Assets                                        $1,287,833      $1,315,771

See accompanying notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     March 31,         Dec 31,
(In Thousands)                                            1995            1994
Current Liabilities
Accounts payable                                       $55,878         $48,592
Accrued aircraft rent                                   37,869          43,762
Other accrued liabilities                               66,690          59,591
Accrued wages and related                               41,989          47,364
Short-term borrowings                                    4,000          25,000
Air traffic liability                                  147,699         123,433
Current portion of long-term debt and
  capital lease obligations                             72,080          72,005

Total Current Liabilities                              426,205         419,747
Long-Term Debt and Capital Lease
 Obligations                                           579,236         589,904
Other Liabilities and Credits
Deferred income taxes                                   16,957          28,585
Deferred income                                         23,021          23,018
Other liabilities                                       67,101          63,239
                                                       107,079         114,842
Shareholders' Equity
Common stock, $1 par value
  Authorized:     30,000,000 shares
  Issued: 1995 -  16,555,779 shares
         1994 -  16,553,679 shares                      16,556          16,554
  Capital in excess of par value                       152,785         152,756
  Treasury stock, at cost:
  1995-3,153,593 sh; 1994-3,153,589 sh                 (71,807)        (71,807)
Deferred compensation                                   (4,353)         (4,697)
Retained earnings                                       82,132          98,472
                                                       175,313         191,278
Total Liabilities and
  Shareholders' Equity                              $1,287,833      $1,315,771

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.

Three Months Ended March 31
(In Thousands except Per share Amounts)                   1995            1994
Operating Revenues
Passenger                                             $259,382        $248,221
Freight and mail                                        21,098          20,236
Other - net                                             14,093          11,925
Total Operating Revenues                               294,573         280,382
Operating Expenses
Wages and benefits                                      99,811          92,795
Aircraft fuel                                           39,218          32,927
Aircraft maintenance                                    20,639          16,801
Aircraft rent                                           41,696          39,408
Commissions                                             20,287          19,997
Depreciation and amortization                           16,938          12,927
Other                                                   74,285          68,455
Total Operating Expenses                               312,874         283,310
Operating Loss                                         (18,301)         (2,928)
Other Income (Expense)
Interest income                                          1,361           1,424
Interest expense                                       (13,329)         (9,877)
Interest capitalized                                         -             103
Loss on sale of assets                                     (13)           (175)
Other - net                                                345             441
                                                       (11,636)         (8,084)
Loss before income tax credit                          (29,937)        (11,012)
Income tax credit                                      (13,597)         (4,699)
Net Loss                                              $(16,340)        $(6,313)

Loss Per Share                                          $(1.22)         $(0.47)
Shares used for computation                             13,400          13,349

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.

                                               Common Stock
                                                 Capital in   Treasury   Deferred
                                       $1 Par     Excess of      Stock    Compen-   Retained
(In Thousands)                          Value     Par Value    at Cost     sation   Earnings        Total

Balances at December 31, 1994         $16,554      $152,756   $(71,807)   $(4,697)   $98,472    $191,278
Net loss for the three months
  ended March 31, 1995                                                               (16,340)    (16,340)
Stock issued under stock plans              2            29                                           31
Employee Stock Ownership Plan
  shares allocated                                                            344                    344

Balances at March 31, 1995            $16,556      $152,785   $(71,807)   $(4,353)   $82,132    $175,313

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.
Three Months Ended March 31  (In Thousands)                   1995        1994
Cash and cash equivalents at beginning of period           $11,605     $27,179
Cash flows from operating activities:
Net loss                                                   (16,340)     (6,313)
Adjustments to reconcile net loss to cash:
Depreciation and amortization                               16,938      12,927
Amortization of airframe and engine ovhls                    5,538       4,976
Loss on disposition of assets                                   13         175
Deferred income taxes                                      (11,628)     (5,172)
Increase in accounts receivable                             (7,326)     (2,063)
Decrease in other current assets                             2,446      16,272
Increase in air traffic liability                           24,266      26,071
Increase (decrease) in other current liab.                   3,117      (5,496)
Interest on zero coupon notes                                2,233       2,522
Leased aircraft return payments and other-net               (2,865)     (7,904)

Net cash provided by operating activities                   16,392      35,995
Cash flows from investing activities:
Proceeds from disposition of assets                             99       1,727
Purchases of marketable securities                            (841)    (18,568)
Sales and maturities of mkt. securities                     32,879      22,932
Restricted deposits                                           (737)     (2,674)
Flight equipment deposits returned                               -         610
Additions to flight equipment deposits                           -        (672)
Additions to property and equipment                        (21,411)    (88,902)

Net cash provided by (used in) investing activities          9,989     (85,547)
Cash flows from financing activities:
Proceeds from short-term borrowings                          4,000           -
Repayment of short-term borrowings                         (25,000)    (20,000)
Proceeds from issuance of long-term debt                         -      78,000
Long-term debt and capital lease payments                  (12,826)     (8,213)
Proceeds from issuance of common stock                          31         141

Net cash provided by (used in) financing activities        (33,795)     49,928
Net increase (decrease) in cash and cash equivalents        (7,414)        376
Cash and cash equivalents at end of period                  $4,191     $27,555
Supplemental disclosure of cash paid (received) during the period for:
  Interest (net of amount capitalized)                     $10,659      $7,122
  Income taxes (refunds)                                    (1,969)     (6,715)
Noncash investing and financing activities                    None        None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE THREE MONTHS ENDED MARCH 31, 1995
Alaska Air Group, Inc.

Note 1. Summary of Significant Accounting Policies (See Note 1 to
        Consolidated Financial Statements at December 31, 1994)

Property, Equipment and Depreciation
Effective January 1, 1995, the estimated salvage value of MD-80 flight equipment was changed to 5% from 20%. The new estimate was adopted to recognize the lower expected salvage values for this aircraft type. The effect of the change on the three months ending March 31, 1995 was to increase depreciation expense $1.2 million and decrease net income $757,000 ($.06 per share).