Form 10-Q
period 1995-06-30
ALASKA AIR GROUP INC
filed 1995-08-02
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-Q

(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995.
                                       OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

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

   The registrant has 13,440,986 common shares, par value $1.00, outstanding at June 30, 1995.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheets as of June 30, 1995 and December 31, 1994; (ii) consolidated statements of income for the quarters and six months ended June 30, 1995 and 1994; (iii) consolidated statement of shareholders' equity for the six months ended June 30, 1995; and,
(iv) consolidated statements of cash flows for the six months ended June 30, 1995 and 1994. Also attached are the accompanying notes to the Company's consolidated financial statements that have changed significantly during the six months ended June 30, 1995. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1994, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

Air Group is a holding company incorporated in Delaware in 1985. Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Second Quarter 1995 Compared with Second Quarter 1994 The consolidated net income for the second quarter of 1995 was $7.0 million, or $.52 per primary share and $.48 per fully diluted share, compared with net income of $9.7 million, or $.72 per primary share and $.61 per fully diluted share, in 1994. Operating income for the second quarter of 1995 was $24.5 million, the same as in 1994. A discussion of operating revenues and expenses for the two airlines follows.

Alaska Airlines Operating revenues increased 9.1% to $292.9 million. Passenger revenues, which accounted for 87% of total operating revenues, increased 8.4% on a 17.9% rise in passenger traffic. Capacity increased 20.1%, primarily due to increases in the Pacific Northwest to California markets. The load factor dropped from 62.4% in 1994 to 61.3% in 1995. Passenger yields declined 8.1% to
11.9 cents in 1995, reflecting increased competition on the West Coast.
However, yields increased 6.3% when compared against the first quarter of 1995.

MarkAir, a significant competitor in the Alaska marketplace since 1992, filed for Chapter 11 bankruptcy for the second time on April 14, 1995. Since then, it has withdrawn from all Alaska markets.

Freight and mail revenues increased 7.9% due to higher freight and mail volumes, resulting in part from the withdrawl of MarkAir from all Alaska markets. Other-net revenues rose 23.6% primarily due to increased revenues from travel partners in Alaska's frequent flyer program.

The table below shows the major operating expense elements on a cost per available seat mile (ASM) basis, for Alaska for the second quarters of 1995 and 1994.

Alaska Airlines                   Operating Expenses Per ASM (In Cents)
                                                                      %
                                1995      1994         Change    Change
Wages and benefits                2.48      2.82         (.34)     (12)
Aircraft fuel                     1.06      1.02          .04        4
Aircraft maintenance               .33       .41         (.08)     (20)
Aircraft rent                      .98      1.16         (.18)     (16)
Commissions                        .57       .66         (.09)     (14)
Depreciation & amortization        .42       .41          .01        2
Other                             1.86      2.09         (.23)     (11)
Alaska Airlines Total             7.70      8.57         (.87)     (10)

Alaska's lower unit costs were due to continuing cost reduction efforts and better utilization of aircraft. Average daily aircraft utilization increased 7% from 10.1 block hours to 10.8 block hours. Wages and benefits per ASM decreased 12% primarily due to improved productivity. The number of full-time equivalent employees increased 8% while capacity increased 20% and traffic increased 18%. Fuel expense per ASM increased 4%, due to an 8% increase in the price of fuel, offset by the greater use of more fuel-efficient aircraft.

Aircraft maintenance per ASM decreased 20% due to increased aircraft utilization and lower than average engine repair work. Aircraft rent per ASM decreased 16% due to an increase in aircraft utilization, and a restructuring of B737-400 aircraft leases that resulted in lower rents.

Commission expense per ASM decreased 14% because passenger revenues, upon which commissions are paid, did not keep pace with ASM growth.

Depreciation and amortization expense per ASM increased 2%, in spite of a 20% increase in ASMs, primarily due to: (a) the reduction in estimated salvage value from 20% to 5% (effective January 1, 1995) for all MD-80 aircraft; and (b) depreciation on three B737-400 aircraft that were on operating leases in 1994. Other expense per ASM decreased 11% due to lower unit costs for building rentals, food, landing fees and outside services expenses.
Horizon Air Operating revenues increased 11.9% to $70.2 million. Passenger revenues, which accounted for 95% of total operating revenues, increased 11.6% on a 21.6% rise in passenger traffic. Capacity increased 30.4% due to the addition of larger capacity Fokker F-28 jets and Dornier 328 turboprop aircraft. The load factor dropped from 61.5% in 1994 to 57.3% in 1995. Passenger yields declined 8.3% to 32.3 cents in 1995, reflecting increased competition and longer passenger trips. However, yields were up slightly when compared against the first quarter of 1995.

Freight, mail and other revenues increased 19.0% due to increased freight and mail volumes as well as increased revenues from providing services to other airlines.

The table below shows the major operating expense elements on cost per ASM basis for Horizon for the second quarters of 1995 and 1994.

Horizon Air                       Operating Expenses Per ASM (In Cents)
                                                                      %
                                1995      1994         Change    Change
Wages and benefits                5.98      6.62         (.64)     (10)
Aircraft fuel                     1.84      1.70          .14        8
Aircraft maintenance              2.29      2.15          .14        7
Aircraft rent                     2.38      2.60         (.22)      (8)
Commissions                       1.37      1.64         (.27)     (16)
Depreciation & amortization        .64       .82         (.18)     (22)
Other                             4.59      4.94         (.35)      (7)
Horizon Air Total                19.09     20.47        (1.38)      (7)

Horizon's cost per ASM declined 7% to 19.09 cents due to the acquisition of higher capacity aircraft and cost reduction efforts.

Other Income (Expense) Non-operating expense increased $4.7 million to $11.5 million expense due to: (a) $1.3 million more interest expense resulting from higher interest rates on variable debt and higher average debt balances; (b) $1.8 million of vendor credits included in 1994; and (c) $1.5 million of gains on debt retirements included in 1994.

Six Months 1995 Compared with Six Months 1994 The consolidated net loss for the six months ended June 30, 1995 was $9.3 million, or $.70 per share, compared with net income of $3.4 million, or $.25 per share, in 1994. Operating income for the first half of 1995 was $6.2 million compared to operating income of $21.6 million in 1994. A discussion of operating revenues and expenses for the two airlines follows.

Alaska Airlines Operating revenues increased 6.0% to $525.6 million, primarily due to a 17.4% rise in passenger traffic. Capacity increased 22.2%, primarily due to increases in the Pacific Northwest to California markets. The load factor dropped from 61.4% in 1994 to 58.9% in 1995. Passenger yields declined 10.4% to 11.53 cents in 1995, reflecting increased competition on the West Coast.

Operating expenses increased 8.0% to $516.3 million on a capacity increase of 22.2%. Unit costs decreased 11.6%, generally for the same reasons as noted above in the second quarter comparison.

Horizon Air Operating revenues increased 14.2% to $133.0 million, primarily due to a 25.4% rise in passenger traffic. Capacity increased 32.0% due to the addition of larger capacity Fokker F-28 jets and Dornier 328 turboprop aircraft. The load factor dropped from 60.5% in 1994 to 57.5% in 1995. Passenger yields declined 9.4% to 32.1 cents in 1995, reflecting increased competition and longer passenger trips.

Operating expenses increased 21.1% to $135.5 million on a capacity increase of 32.0%. Unit costs decreased 8%, generally for the same reasons as noted above in the second quarter comparison.

Other Income (Expense) Non-operating expense increased $8.2 million to $23.2 million for the same reasons as noted above in the second quarter comparison.

Income Tax Credit Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it very difficult to estimate full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 45.2% tax rate for the first half of 1995, the Company considered a variety of factors, including the 45.0% tax rate used for full year 1994. This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                       June 30, 1995     December 31, 1994       Change
(In millions, except debt-to-equity and per share amounts)

Cash and marketable securities $230.8              $ 104.9        $125.9
Working capital (deficit)       (40.5)              (147.1)        106.6
Long-term debt                  699.6                589.9         109.7
Shareholders' equity            183.2                191.3          (8.1)

Book value per common share   $13.63               $ 14.27        $(.64)

Debt-to-equity               79%:21%               76%:24%           NA


In June 1995, the Company issued $132.3 million of 6-1/2% convertible senior debentures due 2005. Each debenture is convertible into 46.512 shares of common stock, reflecting a conversion price of $21.50 per share. During the third quarter of 1995, the Company will redeem all of it's 7-1/4% zero coupon, convertible subordinated notes, which are due in 2006 but which contain an option whereby the holder can put the notes to the Company in April 1996.

The Company's cash and marketable securities portfolio increased by $126 million during the first six months of 1995. Operating activities provided $74 million of cash during this period. An additional $129 million of cash was provided by the issuance of new long-term debt. Cash was used for airframe and engine overhauls and other capital expenditures ($35 million), the repayment of debt ($27 million), and the net repayment of short-term borrowings ($25 million).

The working capital deficit decreased by $107 million primarily due to proceeds from issuance of long-term debt, offset by debt repayments.

PART II.  OTHER INFORMATION
ITEM 4.  Submission of Matters to a Vote of Security Holders
(a)Air Group's annual meeting of stockholders was held on May 16, 1995.
(b)Not applicable.
(c)Three directors were elected with the following results:
                                        Votes Against           Broker
    Director         Votes For           or Withheld          Non-Votes
     W.H. Clapp     12,037,261              84,128                   0
     R.F. Cosgrave  12,036,731              84,658                   0
     R.M. Langland  12,031,034              90,355                   0

ITEM 5.  Other Information
In May 1995, Alaska's clerical, office and passenger service employees approved an amended four-year contract between the International Association of Machinists (IAM) and Alaska.

In April 1995, Horizon's mechanics and related classifications of the Transport Workers Union of America ratified a new three-year contract.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)Exhibit 11 - Statement regarding computation of per-share earnings.
   Exhibit 27 - Financial data schedule.
(b)Registrant filed a Current Report on Form 8-K, dated June 8, 1995, in respect to the sale of its 6-1/2% convertible senior debentures due 2005. Exhibits related to the underwriters, trustee and accountants were filed (Item 7).

Signitures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  July 31, 1995


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Planning and Finance
(Principal Financial Officer)

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
ASSETS
                                                        June 30,         Dec 31,
(In Thousands)                                              1995            1994
Current Assets
Cash and cash equivalents                               $128,641         $11,605
Marketable securities                                    102,125          93,337
Receivables - net                                         89,780          70,055
Inventories and supplies                                  42,891          40,250
Prepaid expenses and other assets                         54,857          57,396

Total Current Assets                                     418,294         272,643
Property and Equipment
Flight equipment                                         796,150         776,551
Other property and equipment                             213,265         208,502
Deposits for future flight equipment                      42,117          52,885
                                                       1,051,532       1,037,938
Less accum. depreciation and amort.                      285,937         260,001
                                                         765,595         777,937
Capital leases
Flight and other equipment                               103,076         103,076
Less accumulated amortization                             23,901          21,676
                                                          79,175          81,400

Total Property and Equipment - Net                       844,770         859,337

Intangible Assets - Subsidiaries                          64,651          65,671

Other Assets                                             128,539         118,120

Total Assets                                          $1,456,254      $1,315,771

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                        June 30,        Dec  31,
(In Thousands)                                              1995            1994
Current Liabilities
Accounts payable                                         $55,407         $48,592
Accrued aircraft rent                                     42,319          43,762
Other accrued liabilities                                 70,024          59,591
Accrued wages and related                                 43,377          47,364
Short-term borrowings                                          -          25,000
Air traffic liability                                    175,490         123,433
Current portion of long-term debt and
  capital lease obligations                               72,127          72,005

Total Current Liabilities                                458,744         419,747
Long-Term Debt and Capital Lease
 Obligations                                             699,648         589,904
Other Liabilities and Credits
Deferred income taxes                                     22,831          28,585
Deferred income                                           21,163          23,018
Other liabilities                                         70,639          63,239
                                                         114,633         114,842
Shareholders' Equity
Common stock, $1 par value
  Authorized:       30,000,000 shares
  Issued: 1995 -  16,594,579 shares
          1994 -  16,553,679 shares                       16,595          16,554
  Capital in excess of par value                         153,386         152,756
  Treasury stock, at cost:
  1995-3,153,593; 1994-3,153,589 sh                      (71,807)        (71,807)
Deferred compensation                                     (4,098)         (4,697)
Retained earnings                                         89,153          98,472
                                                         183,229         191,278
Total Liabilities and
 Shareholders' Equity                                 $1,456,254      $1,315,771

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.

Quarter Ended June 30
(In Thousands except Per share Amounts)                     1995            1994
Operating Revenues
Passenger                                               $320,795        $294,245
Freight and mail                                          24,386          22,359
Other - net                                               17,011          13,871
Total Operating Revenues                                 362,192         330,475
Operating Expenses
Wages and benefits                                       108,477         100,334
Aircraft fuel                                             43,860          34,415
Aircraft maintenance                                      19,680          17,869
Aircraft rent                                             42,985          41,104
Commissions                                               24,986          23,654
Depreciation and amortization                             16,992          14,276
Other                                                     80,743          74,332
Total Operating Expenses                                 337,723         305,984
Operating Income                                          24,469          24,491
Other Income (Expense)
Interest income                                            1,950           1,711
Interest expense                                         (13,069)        (11,810)
Interest capitalized                                           -              95
Loss on sale of assets                                      (693)           (327)
Other - net                                                  266           3,442
                                                         (11,546)         (6,889)
Income before income tax                                  12,923          17,602
Income tax expense                                         5,902           7,921
Net Income                                                $7,021          $9,681

Primary Earnings Per Share                                 $0.52           $0.72
Fully Diluted Earnings Per Share                           $0.48           $0.61
Shares used for computation:
 Primary                                                  13,446          13,366
 Fully diluted                                            19,255          19,740

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.
Six Months Ended June 30
(In Thousands except Per share Amounts)                     1995            1994
Operating Revenues
Passenger                                               $580,177        $542,466
Freight and mail                                          45,484          42,595
Other - net                                               31,104          25,796
Total Operating Revenues                                 656,765         610,857
Operating Expenses
Wages and benefits                                       208,288         193,129
Aircraft fuel                                             83,078          67,342
Aircraft maintenance                                      40,319          34,670
Aircraft rent                                             84,681          80,512
Commissions                                               45,273          43,651
Depreciation and amortization                             33,930          27,203
Other                                                    155,028         142,787
Total Operating Expenses                                 650,597         589,294
Operating Income                                           6,168          21,563
Other Income (Expense)
Interest income                                            3,311           3,135
Interest expense                                         (26,398)        (21,687)
Interest capitalized                                           -             198
Loss on sale of assets                                      (706)           (502)
Other - net                                                  611           3,883
                                                         (23,182)        (14,973)
Income (loss) before income tax                          (17,014)          6,590
Income tax expense (credit)                               (7,695)          3,222
Net Income (Loss)                                        $(9,319)         $3,368

Earnings (Loss) Per Share                                 $(0.70)          $0.25
Shares used for computation                               13,405          13,364

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
Alaska Air Group, Inc.

                                                  Common Stock
                                                   Capital in     Treasury     Deferred
                                          $1 Par    Excess of        Stock      Compen-     Retained
(In Thousands)                             Value    Par Value      at Cost       sation     Earnings          Total

Balances at December 31, 1994            $16,554     $152,756     $(71,807)     $(4,697)     $98,472      $191,278
Net loss for the six months
  ended June 30, 1995                                                                         (9,319)       (9,319)
Stock issued under stock plans                41          630                                                  671
Employee Stock Ownership Plan
  shares allocated                                                                  599                        599

Balances at June 30, 1995                $16,595     $153,386     $(71,807)     $(4,098)     $89,153      $183,229

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.
Six Months Ended June 30  (In Thousands)                         1995         1994
Cash and cash equivalents at
 beginning of period                                          $11,605      $27,179
Cash flows from operating activities:
Net income (loss)                                              (9,319)       3,368
Adjustments to reconcile net income (loss) to cash:
Depreciation and amortization                                  33,930       27,203
Amortization of airframe and engine ovhls                      12,230       10,268
Loss (gain) on disposition of assets
 and debt retirement                                              648       (1,043)
Deferred income taxes                                          (5,754)       2,749
Increase in accounts receivable                               (19,725)      (8,002)
Decrease (increase) in other current assets                      (102)       4,687
Increase in air traffic liability                              52,057       44,885
Increase in other current liabilities                          11,818       23,197
Interest on zero coupon notes                                   4,536        5,089
Leased acft return payments and other-net                      (5,867)     (12,319)

Net cash provided by operating activities                      74,452      100,082
Cash flows from investing activities:
Proceeds from disposition of assets                             1,492        3,501
Purchases of marketable securities                            (42,542)     (28,217)
Sales and maturities of marketable securities                  33,754       24,137
Restricted deposits                                            (1,658)      (5,254)
Flight equipment deposits returned                              8,883        3,115
Additions to flight equipment deposits                              -         (826)
Additions to property and equipment                           (34,949)    (128,837)

Net cash used in investing activities                         (35,020)    (132,381)
Cash flows from financing activities:
Proceeds from short-term borrowings                             4,000            -
Repayment of short-term borrowings                            (29,000)     (20,000)
Proceeds from issuance of long-term debt                      128,795      104,000
Long-term debt and capital lease payments                     (26,920)     (31,981)
Proceeds from issuance of common stock                            671          274
Gain on debt retirement                                            58        1,545

Net cash provided by financing activities                      77,604       53,838
Net increase in cash and cash equivalents                     117,036       21,539
Cash and cash equivalents at end of period                   $128,641      $48,718
Supplemental disclosure of cash paid
 (received) during the period for:
  Interest (net of amount capitalized)                        $28,059      $20,896
  Income taxes (refunds)                                       (1,943)      (6,715)

Noncash investing and financing activities:               None                 None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE SIX MONTHS ENDED JUNE 30, 1995
Alaska Air Group, Inc.

Note 1. Summary of Significant Accounting Policies (See Note 1 to Consolidated Financial Statements at December 31, 1994)

Property, Equipment and Depreciation
Effective January 1, 1995, the estimated salvage value of MD-80 flight equipment was changed to 5% from 20%. The new estimate was adopted to recognize the lower expected salvage values for this aircraft type. The effect of the change on the three months and six months ending June 30, 1995 was to decrease net income $757,000 ($.06 per share) and $1.5 million ($.11 per share), respectively.

Note 2. Long-Term Debt and Capital Lease Obligations (See Note 4 to Consolidated Financial Statements at December 31, 1994)

In June 1995, the Company issued $132.3 million of 6-1/2% convertible senior debentures due 2005. Each debenture is convertible to 46.512 shares of common stock, reflecting a conversion price of $21.50 per share.

During the third quarter of 1995, the Companys plans to repurchase all of it's 7-1/4% zero coupon, convertible subordinated notes.

Note 3. Commitments (See Note 5 to Consolidated Financial Statements at December 31, 1994)

During the second quarter of 1995, Alaska took delivery of two new MD-83 aircraft under 16-year operating leases. At June 30, 1995, total aircraft commitments were approximately $223 million.