Form 10-Q
period 1995-09-30
ALASKA AIR GROUP INC
filed 1995-11-01
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                 FORM 10-Q

(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995.
                                    OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

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

  The registrant has 13,560,951 common shares, par value $1.00, outstanding at September 30, 1995.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheets as of September 30, 1995 and December 31, 1994; (ii) consolidated statements of income for the quarters and nine months ended September 30, 1995 and 1994; (iii) consolidated statement of shareholders' equity for the nine months ended September 30, 1995; and, (iv) consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994. Also attached are the accompanying notes to the Company's consolidated financial statements that have changed significantly during the nine months ended September 30, 1995. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1994, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

Air Group is a holding company incorporated in Delaware in 1985. Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Third Quarter 1995 Compared with Third Quarter 1994 The consolidated net income for the third quarter of 1995 was $27.4 million, or $2.01 per share (primary) and $1.30 per share (fully diluted), compared with net income of $24.3 million, or $1.81 per share (primary) and $1.36 per share (fully diluted), in 1994. Operating income for the third quarter of 1995 was $62.6 million, compared with $52.3 million in 1994. A discussion of operating revenues and expenses for the two airlines follows.

Alaska Airlines Operating revenues increased 9.4% to $342.8 million. Passenger revenues, which accounted for 88% of total operating revenues, increased 8.7% on a 10.5% rise in passenger traffic. Capacity increased 12.7%, primarily due to increases in the Pacific Northwest to California markets. The load factor dropped from 67.3% in 1994 to 66.0% in 1995. Passenger yields, at 12.00 cents, decreased 1.7% in 1995 compared to the third quarter of 1994. However, yields were approximately equal to those of the second quarter of 1995. In September 1995, Southwest Airlines reduced walk-up fares by as much as 50% on 14 routes between California and the Pacific Northwest. In response, Shuttle by United reduced companion fares (for travel through November 22) between Northern California and the Pacific Northwest. Alaska has matched these fare reductions, which are expected to have a negative impact on fourth quarter 1995 revenues and earnings.

Freight and mail revenues increased 5.4% primarily due to higher freight volumes, resulting in part from the withdrawal of MarkAir from all Alaska markets. Other-net revenues rose 32.7% primarily due to increased revenues from travel partners in Alaska's frequent flyer program.

The table below shows the major operating expense elements on a cost per available seat mile (ASM) basis for Alaska for the third quarters of 1995 and 1994.

                                  Operating Expenses Per ASM (In Cents)
                                                                      %
                                1995      1994         Change    Change
Wages and benefits                2.41      2.57         (.16)      (6)
Aircraft fuel                     1.08      1.08
Aircraft maintenance               .31       .31
Aircraft rent                      .91      1.03         (.12)     (12)
Commissions                        .56       .64         (.08)     (13)
Depreciation & amortization        .38       .36          .02        6
Other                             1.84      1.93         (.09)      (5)
Total                             7.49      7.92         (.43)      (5)

Lower unit costs were due to continuing cost reduction efforts and better utilization of aircraft. Average daily aircraft utilization increased 4% from 11.0 block hours to 11.4 block hours. Wages and benefits per ASM decreased 6% primarily due to improved productivity. The number of equivalent employees increased 6% while capacity increased 13% and traffic increased 10%.

In October 1995, Alaska (as well as Horizon and other domestic airlines) began paying an additional 4.3 cents Federal excise tax on domestic fuel consumption. The annual impact of this tax on Alaska is approximately $10 million or .07 cents per ASM. There is pending legislation in Congress to extend the exemption from this tax for 17 to 24 months.

Aircraft rent per ASM decreased 12% due to an increase in aircraft utilization, and a restructuring (in the fourth quarter of 1994) of B737-400 aircraft leases that resulted in lower rents.

Commission expense per ASM decreased 13% because passenger revenues, upon which commissions are paid, did not keep pace with ASM growth. In addition, a greater percentage of tickets were sold without commissions through tour operators.

Depreciation and amortization expense per ASM increased 6% in spite of a 13% increase in ASMs, primarily due to: (a) the reduction in estimated salvage value from 20% to 5% (effective January 1, 1995) for all MD-80 aircraft; and (b) depreciation on three B737-400 aircraft that were on operating leases in 1994. Other expense per ASM decreased 5% due to lower unit costs for food, landing fees, building rentals and outside services expenses.

Horizon Air Operating revenues increased 5.2% to $77.8 million. Passenger revenues, which accounted for 95% of total operating revenues, increased 4.8% on a 9.2% rise in passenger traffic. Capacity increased 18.0% due to the use of larger capacity Fokker F-28 jets and Dornier 328 turboprop aircraft. The load factor dropped from 66.7% in 1994 to 61.7% in 1995. Passenger yields declined 4.0% to 31.0 cents in 1995, reflecting increased competition and longer passenger trips.

Freight, mail and other revenues increased 11.5% due to increased freight and mail volumes as well as increased revenues from providing services to other airlines.

The table below shows the major operating expense elements on cost per ASM basis for Horizon for the third quarters of 1995 and 1994.

Horizon Air                       Operating Expenses Per ASM (In Cents)
                                                                      %
                                1995      1994         Change    Change
Wages and benefits                5.69      6.78      (1.09)       (16)
Aircraft fuel                     1.88      1.80        .08          4
Aircraft maintenance              2.30      2.15        .15          7
Aircraft rent                     2.27      2.30       (.03)        (1)
Commissions                       1.32      1.60       (.28)       (18)
Depreciation & amortization        .59       .64       (.05)        (8)
Other                             4.39      4.90       (.51)       (10)
Horizon Air Total                18.44     20.17      (1.73)        (9)

Horizon's cost per ASM declined 9% to 18.44 cents due to: (a) greater use of higher capacity aircraft; (b) no profit sharing accrual in 1995; and (c) cost reduction efforts.

Other Income (Expense) Non-operating expense increased $3.0 million to $12.4 million expense primarily due to: (a) $1.3 million more interest expense resulting from higher interest rates on variable debt and higher average debt balances; and (b) $2.2 million write-off of capitalized debt issuance costs for the 7-1/4% zero coupon notes that were redeemed in August 1995.

Nine Months 1995 Compared with Nine Months 1994 The consolidated net income for the nine months ended September 30, 1995 was $18.0 million, or $1.34 per share (primary) and $1.22 per share (fully diluted), compared with net income of $27.6 million, or $2.07 per share (primary) and $1.76 per share (fully diluted), in 1994. Operating income for the first nine months of 1995 was $68.8 million compared to operating income of $73.8 million in 1994. A discussion of operating revenues and expenses for the two airlines follows.

Alaska Airlines Operating revenues increased 7.3% to $868.4 million, primarily due to a 14.6% rise in passenger traffic. Capacity increased 18.6%, primarily due to increases in the Pacific Northwest to California markets. The load factor dropped from 63.6% in 1994 to 61.5% in 1995. Passenger yields declined 7.0% to 11.72 cents in 1995, reflecting increased competition on the West Coast.

Operating expenses increased 7.5% to $803.3 million on a capacity increase of 18.6%. Unit costs decreased 9.4%, generally for the same reasons as noted above in the third quarter comparison.

Horizon Air Operating revenues increased 10.7% to $210.9 million, primarily due to an 18.8% rise in passenger traffic. Capacity increased 26.6% due to the addition of larger capacity Fokker F-28 jets and Dornier 328 turboprop aircraft. The load factor dropped from 62.9% in 1994 to 59.0% in 1995. Passenger yields declined 7.2% to 31.7 cents in 1995, reflecting increased competition and longer passenger trips.

Operating expenses increased 16.2% to $206.6 million on a capacity increase of 26.6%. Unit costs decreased 8.2%, generally for the same reasons as noted above in the third quarter comparison.

Other Income (Expense) Non-operating expense increased $11.2 million to $35.5 million expense primarily due to: (a) $6.0 million more interest expense resulting from higher interest rates on variable debt and higher average debt balances; (b) $2.2 million write-off of capitalized debt issuance costs for the 7-1/4% zero coupon notes that were repurchased in August 1995; (c) $1.8 million of vendor credits included in 1994; and (d) $1.2 million more gains on debt retirements included in 1994.

Income Tax Expense Accounting standards normally require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it very difficult to estimate full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. Since a reliable estimate cannot be made, the Company has followed an alternative method allowed by accounting standards and used a 45.8% year-to-date tax rate. This rate was calculated using year-to-date pretax income and year-to-date permanent differences. This approach may result in quarterly effective tax rates which vary significantly.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                  September 30, 1995     December 31, 1994       Change
(In millions, except debt-to-equity and per share amounts)

Cash and marketable securities $143.6              $ 104.9         $38.7
Working capital (deficit)       (89.2)              (147.1)         57.9
Long-term debt                  560.6                589.9         (29.3)
Shareholders' equity            212.8                191.3          21.5

Book value per common share   $15.69               $ 14.27       $ 1.42

Debt-to-equity               72%:28%               76%:24%           NA


The Company's cash and marketable securities portfolio increased by $39 million during the first nine months of 1995. Operating activities provided $134 million of cash during this period. An additional $129 million of cash was provided by the issuance of new long-term debt. Cash was used for airframe and engine overhauls and other capital expenditures ($47 million), the repayment of debt ($169 million), and the net repayment of short-term borrowings ($25 million).

In June 1995, the Company issued $132.3 million of 6-1/2% convertible senior debentures due 2005. Each debenture is convertible into 46.512 shares of common stock, reflecting a conversion price of $21.50 per share. In August 1995, the Company redeemed all of it's 7-1/4% zero coupon, convertible subordinated notes for $127.7 million.

In August 1995, Standard & Poors lowered its corporate credit rating on Air Group and Alaska to single B plus from double B minus, citing increased competition in Alaska's West Coast markets.

During the second quarter of 1995, Alaska took delivery of two new MD-83 aircraft under 16-year operating leases. During the third quarter of 1995, Alaska agreed to take delivery of two new B737-400 aircraft (one in November 1996 and one in March 1997), under 10-year operating leases. In addition, Alaska extended operating leases on four of its MD-80 aircraft for an average of two years.

PART II.  OTHER INFORMATION
ITEM 6.  Exhibits and Reports on Form 8-K
(a)Exhibit 11 - Statement regarding computation of per-share earnings.
   Exhibit 27 - Financial data schedule.
(b)No reports on Form 8-K were filed during the third quarter of 1995.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  October 31, 1995


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
ASSETS
                                                       Sept. 30,        Dec. 31,
(In Thousands)                                              1995            1994
Current Assets
Cash and cash equivalents                                $58,147         $11,605
Marketable securities                                     85,443          93,337
Receivables - net                                        105,516          70,055
Inventories and supplies                                  44,267          40,250
Prepaid expenses and other assets                         60,134          57,396

Total Current Assets                                     353,507         272,643
Property and Equipment
Flight equipment                                         799,493         776,551
Other property and equipment                             216,026         208,502
Deposits for future flight equipment                      42,117          52,885
                                                       1,057,636       1,037,938
Less accum. depreciation and amort.                      300,140         260,001
                                                         757,496         777,937
Capital leases
Flight and other equipment                               103,076         103,076
Less accumulated amortization                             25,014          21,676
                                                          78,062          81,400

Total Property and Equipment - Net                       835,558         859,337

Intangible Assets - Subsidiaries                          64,141          65,671

Other Assets                                              99,167         118,120

Total Assets                                          $1,352,373      $1,315,771

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       Sept. 30,        Dec. 31,
(In Thousands)                                              1995            1994
Current Liabilities
Accounts payable                                         $64,352         $48,592
Accrued aircraft rent                                     44,997          43,762
Other accrued liabilities                                 79,931          59,591
Accrued wages and related                                 43,346          47,364
Short-term borrowings                                          -          25,000
Air traffic liability                                    140,011         123,433
Current portion of long-term debt and
  capital lease obligations                               70,079          72,005

Total Current Liabilities                                442,716         419,747
Long-Term Debt and Capital Lease
 Obligations                                             560,634         589,904
Other Liabilities and Credits
Deferred income taxes                                     45,738          28,585
Deferred income                                           19,579          23,018
Other liabilities                                         70,928          63,239
                                                         136,245         114,842
Shareholders' Equity
Common stock, $1 par value
  Authorized:       30,000,000 shares
  Issued: 1995 -  16,714,599 shares
          1994 -  16,553,679 shares                       16,715          16,554
  Capital in excess of par value                         155,189         152,756
  Treasury stock, at cost:
  1995-3,153,608;1994-3,153,589 shares                   (71,808)        (71,807)
Deferred compensation                                     (3,823)         (4,697)
Retained earnings                                        116,505          98,472
                                                         212,778         191,278

Total Liabilities and Shareholders' Equity            $1,352,373      $1,315,771

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.

Quarter Ended September 30
(In Thousands except Per share Amounts)                     1995            1994
Operating Revenues
Passenger                                               $377,292        $349,707
Freight and mail                                          26,277          24,833
Other - net                                               16,060          12,261
Total Operating Revenues                                 419,629         386,801
Operating Expenses
Wages and benefits                                       114,231         109,397
Aircraft fuel                                             48,482          42,598
Aircraft maintenance                                      20,807          17,727
Aircraft rent                                             43,789          42,623
Commissions                                               26,502          27,148
Depreciation and amortization                             16,945          14,475
Other                                                     86,251          80,552
Total Operating Expenses                                 357,007         334,520
Operating Income                                          62,622          52,281
Other Income (Expense)
Interest income                                            3,390           2,426
Interest expense                                         (13,315)        (11,985)
Interest capitalized                                           -              83
Loss on sale of assets                                      (702)           (320)
Other - net                                               (1,737)            427
                                                         (12,364)         (9,369)
Income before income tax                                  50,258          42,912
Income tax expense                                        22,906          18,649
Net Income                                               $27,352         $24,263

Primary Earnings Per Share                                 $2.01           $1.81
Fully Diluted Earnings Per Share                           $1.30           $1.36
Shares used for computation:
 Primary                                                  13,575          13,386
 Fully diluted                                            23,034          19,486

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.

Nine Months Ended September 30
(In Thousands except Per share Amounts)                     1995            1994
Operating Revenues
Passenger                                               $957,469        $892,173
Freight and mail                                          71,761          67,428
Other - net                                               47,164          38,057
Total Operating Revenues                               1,076,394         997,658
Operating Expenses
Wages and benefits                                       322,519         302,526
Aircraft fuel                                            131,560         109,940
Aircraft maintenance                                      61,126          52,397
Aircraft rent                                            128,470         123,135
Commissions                                               71,775          70,799
Depreciation and amortization                             50,875          41,678
Other                                                    241,279         223,339
Total Operating Expenses                               1,007,604         923,814
Operating Income                                          68,790          73,844
Other Income (Expense)
Interest income                                            6,701           5,561
Interest expense                                         (39,713)        (33,672)
Interest capitalized                                           -             281
Loss on sale of assets                                    (1,408)           (822)
Other - net                                               (1,126)          4,310
                                                         (35,546)        (24,342)
Income before income tax                                  33,244          49,502
Income tax expense                                        15,211          21,871
Net Income                                               $18,033         $27,631

Primary Earnings Per Share                                 $1.34           $2.07
Fully Diluted Earnings Per Share                           $1.22           $1.76
Shares used for computation:
 Primary                                                  13,450          13,371
 Fully diluted                                            20,431          19,725

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS
Alaska Air Group, Inc.

                                                  Common Stock
                                                   Capital in     Treasury     Deferred
                                          $1 Par    Excess of        Stock      Compen-     Retained
(In Thousands)                             Value    Par Value      at Cost       sation     Earnings          Total

Balances at December 31, 1994            $16,554     $152,756     $(71,807)     $(4,697)     $98,472      $191,278
Net income for the nine months
  ended September 30, 1995                                                                    18,033        18,033
Stock issued under stock plans               161        2,433                                                2,594
Treasury stock purchase                                                 (1)                                     (1)
Employee Stock Ownership Plan
  shares allocated                                                                  874                        874

Balances at September 30, 1995           $16,715     $155,189     $(71,808)     $(3,823)    $116,505      $212,778

See accompanying notes to consolidated statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.

Nine Months Ended September 30 (In Thousands)                    1995         1994
Cash and cash equivalents at beginning of period              $11,605      $27,179
Cash flows from operating activities:
Net income                                                     18,033       27,631
Adjustments to reconcile net income to cash:
Depreciation and amortization                                  50,875       41,678
Amortization of airframe and engine overhauls                  18,744       15,357
Loss (gain) on disposition of assets and debt retirement        3,238         (723)
Deferred income taxes                                          17,153       14,928
Increase in accounts receivable                               (35,461)      (4,607)
Decrease (increase) in other current assets                    (6,755)       2,786
Increase in air traffic liability                              16,578       17,219
Increase in other current liabilities                          33,317       39,822
Interest on zero coupon notes                                   5,359        7,610
Leased aircraft return payments and other-net                  13,094      (15,589)

Net cash provided by operating activities                     134,175      146,112
Cash flows from investing activities:
Proceeds from disposition of assets                             2,209        4,691
Purchases of marketable securities                            (62,340)     (77,192)
Sales and maturities of marketable securities                  70,234       29,760
Restricted deposits                                             3,513       (5,509)
Flight equipment deposits returned                              8,883        3,578
Additions to flight equipment deposits                              -         (961)
Additions to property and equipment                           (46,997)    (141,566)
Payments received on loans to ESOPs                             1,111        1,313

Net cash used in investing activities                         (23,387)    (185,886)
Cash flows from financing activities:
Proceeds from short-term borrowings                             4,000            -
Repayment of short-term borrowings                            (29,000)     (20,000)
Proceeds from issuance of long-term debt                      128,795      104,000
Long-term debt and capital lease payments                    (168,805)     (42,458)
Proceeds from issuance of common stock                          2,594          319
Gain (loss) on debt retirement                                 (1,830)       1,545

Net cash provided by (used in) financing activities           (64,246)      43,406
Net increase in cash and cash equivalents                      46,542        3,632
Cash and cash equivalents at end of period                    $58,147      $30,811
Supplemental disclosure of cash paid (received)
during the period for:
  Interest (net of amount capitalized)                        $34,687      $28,813
  Income taxes (refunds)                                      $(1,943)     $(5,415)

Noncash investing and financing activities                       None         None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1995
Alaska Air Group, Inc.

Note 1. Summary of Significant Accounting Policies (See Note 1 to Consolidated Financial Statements at December 31, 1994)

Property, Equipment and Depreciation
Effective January 1, 1995, the estimated salvage value of MD-80 flight equipment was changed to 5% from 20%. The new estimate was adopted to recognize the lower expected salvage values for this aircraft type. The effect of the change on the three months and nine months ending June 30, 1995 was to decrease net income $757,000 ($.06 per primary share and $.03 per fully diluted share) and $2.3 million ($.17 per primary share and $.11 per fully diluted share), respectively.

Note 2. Long-Term Debt and Capital Lease Obligations (See Note 4 to Consolidated Financial Statements at December 31, 1994)

In June 1995, the Company issued $132.3 million of 6-1/2% convertible senior debentures due 2005. Each debenture is convertible to 46.512 shares of common stock, reflecting a conversion price of $21.50 per share.

In August 1995, the Company redeemed all of it's 7-1/4% zero coupon, convertible subordinated notes for $127.7 million.

Note 3. Commitments (See Note 5 to Consolidated Financial Statements at December 31, 1994)

During the second quarter of 1995, Alaska took delivery of two new MD-83 aircraft under 16-year operating leases. During the third quarter of 1995, Alaska agreed to take delivery of two new B737-400 aircraft (one in November 1996 and one in March 1997), under 10-year operating leases. In addition, Alaska extended operating leases on four of its MD-80 aircraft for an average of two years. The total increase in lease commitments for all of these transactions is approximately $205 million.

Note 4. Financial Instruments (See Note 11 to Consolidated Financial Statements at December 31, 1994)

At September 30, 1995, the Company had a fuel hedge agreement in place with a ceiling price of 70 cents covering approximately 50% of the expected fuel usage through July 1996, and a floor price of 42 cents covering approximately 50% of the expected fuel usage through July 1996. At September 30, 1995, the fuel index was at 51 cents.