Form 10-K405
period 1995-12-31
ALASKA AIR GROUP INC
filed 1996-02-13
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                 FORM 10-K
(Mark One)
X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF     1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                   OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from  . . . . . . . .  to  . . . . . . . .

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

      Title of Each Class             Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value                         New York Stock Exchange
Rights to Purchase Series A Participating
 Preferred Stock                                      New York Stock Exchange
6-1/2% Convertible Senior Debentures Due 2005         New York Stock Exchange
7-3/4% Convertible Subordinated Debentures Due 2010   Unlisted
6-7/8% Convertible Subordinated Debentures Due 2014   New York Stock Exchange
10.21% Series B Cumulative Redeemable
     Preferred Stock Due 1997                         Unlisted

   As of December 31, 1995, common shares outstanding totaled 13,565,076. The aggregate market value of the common shares of Alaska Air Group, Inc. held by nonaffiliates, 13,378,152 shares, was approximately $217 million (based on the closing price of these shares, $16.25, on the New York Stock Exchange on such date).

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X    No ____

   Indicate  by check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

                 DOCUMENTS TO BE INCORPORATED BY REFERENCE
     Title of Document           Part Hereof Into Which Document to be
Incorporated
Definitive Proxy Statement Relating to            Part III
1996 Annual Meeting of Shareholders

Exhibit Index begins on page 33.
PART I

ITEM 1.   BUSINESS

General
Alaska Air Group, Inc. (Air Group or the Company) is a holding company which was incorporated in Delaware in 1985. Its two principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Both subsidiaries operate as airlines. However, each subsidiary's business plan, competition and economic risks differ substantially. Alaska is a major airline, operates an all jet fleet, and its average passenger trip length is 846 miles. Horizon is a regional airline, operates jet and turboprop aircraft, and its average passenger trip is 221 miles. Business segment information is reported in the Notes to Consolidated Financial Statements. The Company's executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188.

The business of the Company is somewhat seasonal. Quarterly operating income tends to peak during the third quarter.

Alaska
Alaska Airlines is an Alaska corporation, organized in 1937. Alaska serves 37 cities in six states (Alaska, Washington, Oregon, California, Nevada and Arizona), three cities in Mexico and four cities in Russia. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S.
mainland than any other airline.    In 1995, Alaska carried 10.1 million
passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 27% of Alaska's total revenue passenger miles, while West Coast traffic accounted for 66% and the Mexico markets 7%.
Based on passenger enplanements, Alaska's leading airports are Seattle, Portland, Anchorage and Los Angeles. Based on revenues, its leading nonstop routes were Seattle-Anchorage, Seattle-Los Angeles and Seattle-San Francisco. At December 31, 1995, Alaska's operating fleet consisted of 74 jet aircraft.

During 1995, Alaska entered into a marketing agreement with Northwest Airlines whereby certain Alaska flights and certain Northwest flights are dual-designated in airline computer reservation systems as Alaska Airlines and Northwest Airlines. Alaska Airlines also serves three smaller cities in California, two in Washington, and many small communities in Alaska through code share marketing agreements with local carriers.

Horizon
Horizon, a Washington corporation, began service in 1981 and was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves 35 cities in five states (Washington, Oregon, Montana, Idaho, and California) and four cities in Canada. In 1995, Horizon carried 3.8 million passengers. Based on passenger enplanements, Horizon's leading airports are Seattle, Portland, Spokane and Boise. Based on revenues, its leading nonstop routes were Seattle-Spokane, Seattle-Portland, Seattle-Boise, and Portland-Boise. At December 31, 1995, Horizon's operating fleet consisted of 12 jet and 55 turboprop aircraft.

Horizon flights are listed under the Alaska Airlines designator code in airline computer reservation systems. Certain Horizon flights are dual-designated in these reservation systems as Northwest Airlines and Alaska Airlines. Currently, 29% of Horizon's passengers connect to either Alaska or Northwest.

Airline Regulation
United States Department of Transportation (DOT) - The DOT has the authority to regulate certain airline economic functions including financial and statistical reporting, consumer protection, computerized reservations systems and essential air transportation. The DOT is also charged with determining which U.S. carriers will receive the authority to provide service to international destinations. International operating authority is subject to bilateral agreements between the United States and the respective countries. The countries establish the number of carriers to provide service, approve the carriers selected to provide such service and the size of aircraft to be used. The DOT reviews the carriers authorized under bilateral agreements every five years. Beginning in February 1997, under the U.S.-Canada "open skies" agreement, all U.S. and Canadian carriers will be able to operate between U.S. and Canadian cities (except for Toronto), subject to availability of landing slots. Alaska's authorities to serve its various Mexico destinations are to be reviewed during 1996. The bilateral agreement with Russia will also be reviewed in 1996. The Company expects to be granted authority to continue to operate its international routes.

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

Environmental - Special noise ordinances or agreements restrict the type of aircraft, the timing and the number of flights operated by Alaska and other air carriers at four Los Angeles area airports plus San Diego, Palm Springs, San Francisco and Seattle.

In 1990, Congress passed the Airport Noise and Capacity Act of 1990 (Act). The Act addressed the need to establish a national aviation noise policy and limit the ability of airports and local communities to implement procedures that would interfere with interstate commerce or the national air transportation system. The Act also called for the phase out of Stage II airplanes (generally older aircraft not meeting certain noise emission standards) in the contiguous 48 states by December 31, 1999. Alaska's only Stage II aircraft are eight Boeing 737-200Cs, and the Company anticipates it will modify or replace these aircraft to meet applicable noise requirements.
Competition
Competition in the air transportation industry is intense. Currently, any domestic air carrier deemed fit by the DOT is allowed to operate scheduled passenger service in the United States. Together, Alaska and Horizon carry 2.2% of all U.S. passenger traffic.

Alaska and Horizon compete in the West Coast, Arizona and Nevada markets with America West, Delta, Reno Air, Shuttle by United, Southwest Airlines, United and United Express. Alaska also competes with Continental, Delta, Reno Air and United in the Lower 48-to-Alaska market. Some of these competitors are substantially larger than Alaska and Horizon, have greater financial resources and have more extensive route systems. Due to its shorthaul markets, Horizon is also subject to competition from surface transportation, particularly the private automobile.

Alaska and Horizon integrate their flight schedules to provide the best possible service between any two points served by their systems. Both airlines distinguish themselves from competitors by providing a higher level of customer service. The airlines' excellent service in the form of attention to customer needs, high-quality food and beverage service, legroom, well-maintained aircraft and other amenities has been recognized by independent studies and surveys of air travelers. Alaska and Horizon offer competitive fares.

Most large U.S. carriers have developed, independently or in partnership with others, large computerized reservation systems (CRS). Due to contractual requirements imposed by CRSs, most travel agencies contract with a single CRS to sell tickets. Airlines, including Alaska, and Horizon, are charged industry-set fees to have their flight schedules included in the various CRS displays. These systems are currently the predominant means of distributing airline tickets. In order to reduce anti-competitive practices, the DOT regulates the display of all airline schedules and fares. Alaska is exploring alternatives to existing distribution methods. American Airlines, owner of the SABRE CRS, has filed suit against Alaska to prevent Alaska from reducing its level of display purchased from SABRE without also doing so in all other CRSs.

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

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Once selected, awards can be changed, subject to a change fee. Over 70% of the flight awards selected are subject to blackout dates and capacity-controlled seating. Prior to January 1996, miles earned had to be redeemed within three years, otherwise they expired. Effective in January 1996, all miles currently accrued and future mileage earned will accumulate indefinitely.

As of the year end 1995 and 1994, Alaska estimates that 481,000 and 662,000 roundtrip flight awards could have been redeemed by Mileage Plan members who have mileage credits exceeding the 20,000 mile free round trip domestic ticket award threshold. At December 31, 1995, fewer than 24% of these flight awards were issued and outstanding. For the years 1995, 1994 and 1993, approximately 242,000, 226,000 and 188,000 round trip flight awards were redeemed and flown on Alaska and Horizon. These awards represent approximately 7% for 1995, and 5% for 1994 and 1993, of the total passenger miles flown for each period.

Alaska maintains a liability for its Mileage Plan obligation which is based on its total miles outstanding, less an estimate for miles which will never be redeemed. The net miles outstanding are allocated between those credited for travel on Alaska, Horizon or other airline partners and those credited for using the services of non-airline partners. Miles credited for travel on Alaska, Horizon or other airline partners are accrued at Alaska's incremental cost of providing the air travel. The incremental cost includes the cost of meals, fuel, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. A portion of the proceeds received from non-airline partners is also deferred. At December 31, 1995 and 1994, the total liability for miles outstanding was $17.5 million and $17.4 million, respectively.

Selected Quarterly Consolidated Financial Information (Unaudited)
Selected financial data for each quarter of 1995 and 1994 is as follows (in millions, except per share):
                 1st Quarter     2nd Quarter     3rd Quarter    4th Quarter
               1995     1994     1995   1994    1995    1994   1995    1994
Operating
revenues     $294.6   $280.4   $362.2 $330.5  $419.6  $386.8  $341.1 $318.0
Operating
income (loss) (18.3)    (2.9)    24.5   24.5    62.6    52.3     7.1    1.2
Net income
(loss)        (16.3)    (6.3)     7.0    9.7    27.4    24.3     (.8)  (5.1)

Earnings (loss) per share:
 Primary      (1.22)    (.47)     .52    .72    2.01    1.81    (.06)  (.38)
 Fully diluted    *        *      .48    .61    1.30    1.36     *       *

* Anti-dilutive

The total of the amounts shown as quarterly earnings per share may differ from the amount shown on the Consolidated Statement of Income because the annual computation is made separately and is based upon average number of shares and equivalent shares outstanding for the year.

Employees
Alaska had 7,379 active full-time and part-time employees at December 31, 1995, of which approximately 87% are represented by labor unions.
The following is a summary of Alaska's union contracts as of December 31,
1995:
                                           Number of
   Union               Employee Group      Employees  Contract Status
International
Association            Mechanic, Rampservice 1,724    Amendable 9/1/97
of Machinists and      and related
Aerospace Workers      classifications

                       Clerical, Office and  2,397   Amendable 5/20/99
                       Passenger Service

Air Line Pilots        Pilots                  922   Amendable 12/1/97
Association International

Association of         Flight Attendants     1,333   Amendable 3/14/99
Flight Attendants

Mexico Workers         Mexico Airport           53    Amendable 4/1/96
Association            Personnel
of Air Transport

Transport Workers      Dispatchers              16   Amendable 2/9/02

Horizon had 3,088 active full-time and part-time employees at December 31, 1995, of which approximately 21% are represented by labor unions. During 1995, the pilots voted to reject union representation by the International Brotherhood of Teamsters.

The following is a summary of Horizon's union contracts as of December 31, 1995:

                                           Number of
   Union               Employee Group      Employees  Contract Status
Transport Workers      Mechanics and           315   Amendable 4/24/98
Union of America       related classifications

                       Dispatchers              27   Amendable 5/10/97

Association of         Flight Attendants       271   Amendable 6/15/96
Flight Attendants

National Automobile,   Station personnel        42  Amendable 12/21/97
Aerospace,             in Canada
Transportation
and General Workers

ITEM 2.    PROPERTIES

Aircraft
The following table describes the aircraft operated and their average age at December 31, 1995.

                     Passenger                              Average Age
Aircraft Type         Capacity      Owned   Leased   Total     in Years

Alaska Airlines
Boeing 737-200C            111          4        4       8          15.4
Boeing 737-400             140          4       18      22           2.7
McDonnell Douglas MD-80    140         16       28      44           7.0
                                       24       50      74           6.6

Horizon
Fairchild Metroliner III    18          5       17      22           9.5
Dornier 328                 31         --       10      10           1.4
de Havilland Dash 8         37         --       23      23           7.5
Fokker F-28                 62         --       12      12          22.0
                                        5       62      67           9.8

Part II, Item 7., "Management's Discussion and Analysis of Results of Operations and Financial Condition," discusses future orders and options for additional aircraft.

Sixteen of the 24 aircraft owned by Alaska as of December 31, 1995 are subject to liens securing long-term debt, and two are subject to liens securing short-term borrowings. Alaska's leased B737-200C, B737-400 and MD-80 aircraft have lease expiration dates between 1996 and 1999, 2002 and 2013, and 1997 and 2013, respectively. Horizon's leased Fairchild Metroliner III, Dornier 328, de Havilland Dash 8 and Fokker F-28 aircraft have expiration dates between 1996 and 2001, 2008 and 2011, 1999 and 2006, and 1996 and 1998, respectively. Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Notes to Consolidated Financial Statements.

Ground Facilities and Services
Alaska and Horizon lease ticket counters, gates, cargo and baggage, office space and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings at various Alaska cities.

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

Horizon owns its Seattle corporate headquarters building and leases maintenance facilities at the Portland and Boise airports.


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Alaska Air Group, Inc., their positions and their respective ages (as of March 1, 1996) are as follows:
                                                            Officer
    Name                      Position               Age     Since

John F. Kelly     Chairman, President and Chief      51       1981
                  Executive Officer of Alaska
                  Air Group, Inc. and Alaska
                  Airlines, Inc.

Marjorie E. Laws  Vice President/Corporate Affairs   55       1983
                  and Corporate Secretary of Alaska
                  Air Group, Inc. and Alaska
                  Airlines, Inc.

Steven G. Hamilton    Vice President/Legal and General  56    1988
                  Counsel of Alaska Air Group, Inc.
                  and Alaska Airlines, Inc.

Harry G. Lehr     Senior Vice President/Finance      55       1986
                  of Alaska Air Group, Inc.
                  and Alaska Airlines, Inc.

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

As of December 31, 1995, there were 13,565,076 shares of common stock issued and outstanding and 5,747 shareholders of record. The Company also held 3,153,608 treasury shares at a cost of $71.8 million. In December 1992, the Company suspended the quarterly dividend on the common stock due to the 1992 net loss and the difficult economic environment. Although the Company has returned to profitability, it has no plans to pay dividends in the forseeable future. Air Group's common stock is listed on the New York Stock Exchange (symbol: ALK).

The following table shows the trading range of Alaska Air Group common stock on the New York Stock Exchange for 1995 and 1994.

                             1995                      1994
                       High        Low            High       Low

     First Quarter    16-3/4     13-1/2          18-7/8     13-5/8
     Second Quarter   18-3/8     14-1/2          16-1/8     13-3/4
     Third Quarter    21-3/8     14-3/8          17-7/8     14-3/8
     Fourth Quarter   18-7/8     13-5/8          18         13-1/8


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                                                                1995        1994         1993         1992         1991
Consolidated Financial Data:
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues                                          $1,417.5    $1,315.6     $1,128.3     $1,115.4     $1,104.0
Operating Expenses                                           1,341.6     1,240.6      1,145.1      1,210.2      1,069.4
Operating Income (Loss)                                         75.9        75.0        (16.8)       (94.8)        34.6
Nonoperating expense, net (a)                                  (41.9)      (34.0)       (29.0)       (30.9)       (18.4)
Income (loss) before income tax
 and accounting change                                          34.0        41.0        (45.8)      (125.7)        16.2
Net Income (Loss)                                              $17.3       $22.5       $(30.9)      $(84.8)       $10.3

Average primary shares outstanding                              13.5        13.4         13.3         13.3         13.4
Primary earnings (loss) per share (b)                          $1.28       $1.68       $(2.51)      $(6.87)       $0.27
Fully diluted earnings (loss) per share                         1.26        1.62           (c)          (c)          (c)
Cash dividends per share                                          --          --           --        $0.15        $0.20

At End of Period (in millions, except ratio):
Total assets                                                $1,313.4    $1,315.8     $1,135.0     $1,208.4     $1,225.5
Long-term debt and capital lease obligations                   522.4       589.9        525.4        487.8        500.0
Redeemable preferred stock                                        --          --           --         61.2         60.9
Shareholders' equity                                           212.5       191.3        166.8        196.7        284.4
Ratio of earnings to fixed charges                              1.28        1.36           (d)          (d)        1.10

Alaska Airlines Operating Data:
Revenue passenger miles (000,000)                              8,584       7,587        5,514        5,537        4,948
Available seat miles (000,000)                                13,885      12,082        9,426        9,617        8,789
Revenue passenger load factor                                   61.8%       62.8%        58.5%        57.6%        56.3%
Yield per passenger mile                                       11.59c      12.20c       14.32c       14.50c       16.70c
Operating expenses per available seat mile                      7.71c       8.27c        9.88c       10.49c       10.16c
Average number of employees (e)                                6,993       6,486        6,191        6,514        6,127

Horizon Air Operating Data:
Revenue passenger miles (000,000)                                841         733          560          486          405
Available seat miles (000,000)                                 1,414       1,165          986          905          786
Revenue passenger load factor                                   59.5%       62.9%        56.8%        53.7%        51.5%
Yield per passenger mile                                       31.48c      33.35c       37.93c       40.69c       42.88c
Operating expenses per available seat mile                     19.47c      20.95c       21.76c       22.19c       22.30c
Average number of employees (e)                                2,864       2,557        2,267        2,152        1,953
c = cents

(a) Includes capitalized interest of  $.2 million, $.4 million, $.4 million, $6.1 million and $8.3 million for 1995, 1994, 1993, 1992, and 1991, respectively.

(b) For 1992, primary earnings per share includes ($.34) for the $4.6 million cululative effect of the postretirement benefits accounting change as of January 1, 1992.

(c) Anti-dilutive.

(d) For 1993 and 1992, earnings are inadequate to cover fixed charges by $50.0 million and $142.1 million, respectively.

(e) Full-time equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Industry Conditions
During 1994, the character of competition changed on the West Coast due to the December 1993 purchase of Morris Air by Southwest Airlines, and the October start-up of Shuttle by United. Low air fares are now a permanent part of the fare structure on the West Coast. During April 1995, MarkAir, a significant competitor in the Alaska marketplace since 1992, withdrew from all Alaska markets and subsequently ceased operations.

The Company has responded to the changing industry environment by implementing a new advertising campaign, aggressively matching competitors' air fares, increasing flight frequency, and improving utilization of aircraft, facilities, equipment and people. From 1992 to 1994, Alaska reduced its unit costs by 20%, which is believed to be the sharpest drop in the airline industry. From 1994 to 1995, Alaska's unit costs dropped 7%.

Results of Operations
1995 COMPARED WITH 1994 Consolidated net income in 1995 was $17.3 million, or $1.28 per share (primary) and $1.26 per share (fully diluted), compared with net income of $22.5 million, or $1.68 per share (primary) and $1.62 per share (fully diluted) in 1994. Consolidated operating income was $75.9 million compared to $75.0 million in 1994. Alaska's operating income improved by $9.5 million, but it was offset by significantly lower operating results at Horizon. A discussion of operating revenues and expenses for the two airlines follows.

Alaska Airlines Operating revenues increased 7.6% to $1.142 billion. Passenger revenues, which accounted for 87% of total operating revenues, increased 7.4% on a 13.1% rise in passenger traffic. Capacity increased 14.9%, primarily due to increases in the Pacific Northwest to California markets. The load factor dropped from 62.8% in 1994 to 61.8% in 1995. Passenger yields declined 5.0% to 11.59 cents in 1995, reflecting increased competition on the West Coast. The static value of a one cent movement in yield is approximately $86 million per year. However, in a dynamic, price-sensitive business, a one cent increase will not necessarily result in a revenue improvement of this magnitude.

Freight and mail revenues increased 2.9% due to higher freight and mail volumes, resulting in part from the withdrawal of MarkAir from all Alaska markets. Other-net revenues rose 17.6% primarily due to increased revenues from partners in Alaska's frequent flyer program.
The table below shows the major operating expense elements on a cost per available seat mile (ASM) basis in 1995 and 1994.

Alaska Airlines                   Operating Expenses Per ASM (In Cents)
                                                                      %
                                  1995      1994         Change    Change
Wages and benefits                2.46      2.67         (.21)      (8)
Aircraft fuel                     1.11      1.08          .03        3
Aircraft maintenance               .33       .34         (.01)      (3)
Aircraft rent                      .99      1.13         (.14)     (12)
Commissions                        .54       .61         (.07)     (11)
Depreciation & amortization        .42       .39          .03        8
Other                             1.86      2.05         (.19)      (9)
Alaska Airlines Total             7.71      8.27         (.56)      (7)

Alaska's lower unit costs were due to continuing cost reduction efforts and better utilization of aircraft. Average daily aircraft utilization increased 5% from 10.3 block hours to 10.8 block hours. Wages and benefits per ASM decreased 8% primarily due to improved productivity. The number of full-time equivalent employees increased 8% while capacity increased 15% and traffic increased 13%.

Fuel expense per ASM increased 3%, due to a 5% increase in the price of fuel, offset by a lower consumption rate resulting from a longer average aircraft hop length. The average cost per gallon rose 3.0 cents to 62.9 cents in 1995. Currently, a 1 cent change in fuel prices affects annual fuel costs by approximately $2.5 million. In October 1995, Alaska (as well as Horizon and other airlines) began paying a 4.3 cent Federal excise tax on domestic fuel consumption. The annual fuel expense impact of this tax on Alaska is approximately $10 million or .07 cents per ASM. The annual fuel expense impact on both Alaska and Horizon is $12 million. There is pending legislation in Congress to extend the exemption from this tax for 17 to 24 months.

Aircraft maintenance per ASM decreased 3% due to increased aircraft utilization. Aircraft rent per ASM decreased 12% due to an increase in aircraft utilization, and a restructuring (in the fourth quarter of 1994) of B737-400 aircraft leases.

Commission expense per ASM decreased 11% because passenger revenues, upon which commissions are paid, did not keep pace with ASM growth. In addition, a greater percentage of tickets were sold without commissions through tour operators and other wholesalers.

Depreciation and amortization expense per ASM increased 8%, in spite of a 15% increase in ASMs, primarily due to: (a) the reduction in estimated salvage value from 20% to 5% (effective January 1, 1995) for all MD-80 aircraft; and (b) depreciation on three B737-400 aircraft that were treated as operating leases for most of 1994.

Other expense per ASM decreased 9% due to lower unit costs for building rentals, food, landing fees and outside services expenses.
Horizon Air  Operating revenues increased 8.8% to $279.5 million.
Passenger revenues, which accounted for 95% of total operating revenues, increased 8.3% on a 14.8% rise in passenger traffic. Capacity increased 21.4% due to the increased use of larger capacity Fokker F-28 jets and Dornier 328 turboprop aircraft. The load factor dropped from 62.9% in 1994 to 59.5% in 1995. Passenger yields declined 5.6% to 31.5 cents in 1995, reflecting increased competition and longer passenger trips.

Freight, mail and other revenues increased 18.0% due to increased freight and mail volumes as well as increased revenues from providing services to other airlines.

The table below shows the major operating expense elements on cost per ASM basis for Horizon in 1995 and 1994.

Horizon Air                       Operating Expenses Per ASM (In Cents)
                                                                      %
                                  1995      1994         Change    Change
Wages and benefits                6.06      6.75         (.69)     (10)
Aircraft fuel                     1.95      1.84          .11        6
Aircraft maintenance              2.41      2.33          .08        3
Aircraft rent                     2.44      2.73         (.29)     (11)
Commissions                       1.34      1.56         (.22)     (14)
Depreciation & amortization        .70       .75         (.05)      (7)
Other                             4.57      4.99         (.42)      (8)
Horizon Air Total                19.47     20.95        (1.48)      (7)

Horizon's cost per ASM declined 7% to 19.47 cents due to: (a) greater use of higher capacity aircraft; (b) no profit sharing accrual in 1995; and (c) cost reduction efforts.

Consolidated Other Income (Expense) Non-operating expense increased $7.9 million to $41.9 million expense primarily due to: (a) $4.5 million more interest expense resulting from higher interest rates on variable debt and higher average debt balances; (b) $2.2 million of amortization of issue costs for the 7-1/4% zero coupon notes that were repurchased in August 1995; (c) $1.8 million of vendor credits included in 1994; and (d) $1.6 million more gains on debt retirements included in 1994.

1994 COMPARED WITH 1993 Consolidated net income for 1994 was $22.5 million, or $1.68 per share (primary) and $1.62 per share (fully diluted), compared with a net loss of $30.9 million, or $2.51 per share, in 1993. The results for 1993 include an after-tax charge of $9.8 million for the early retirement of the 727 fleet. Operating income for 1994 was $75.0 million, compared to an operating loss of $16.8 million for 1993. The improved operating results reflect higher operating revenues and the effects of cost reductions and productivity improvements.

Consolidated operating revenues increased 17% to $1.316 billion. Passenger revenues increased 17% on a 37% increase in passenger traffic. Traffic gains were due to a 27% increase in system capacity, lower fares that stimulated traffic, and increased market share. Yields declined 15% to
14.1 cents in 1994. Freight and mail revenues increased 9% due to a military charter contract in the state of Alaska, increased freight volumes, and increased freight rates, offset by lower mail volumes. The lower mail volumes resulted from Alaska's decision to not bid on certain U.S. mail contracts so that capacity could be made available for higher yielding freight. Other-net revenues rose by $11.6 million or 27% due to increased revenues from Alaska's frequent flyer program, maintenance contracts and inflight liquor sales.

Consolidated operating expenses increased 8% to $1.241 billion. Alaska's operating expenses increased 7% to $998.7 million on a 28% increase in capacity, resulting in a 16% decline in its cost per ASM. The lower unit costs were due to an extensive cost reduction effort and better utilization of aircraft, facilities, equipment and people, as well as a 2% increase in average seats per aircraft. Average daily aircraft utilization increased 26% from 8.2 block hours to 10.3 block hours. Horizon's operating expenses increased 14% to $244.0 million on an 18% increase in capacity, resulting in a 4% decline in its cost per ASM. The lower unit costs were due to the acquisition of higher capacity aircraft and cost reduction efforts.

Consilidated Other Income (Expense) was $34.0 million expense in 1994 compared to $29.0 million expense in 1993. The increase was primarily due to higher interest rates on debt and higher average debt balances, offset by gains on debt retirement and vendor credits.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                      December 31, 1995   December 31, 1994       Change
               (In millions, except ratios and per share amounts)

Cash and marketable securities   $135.1              $104.9       $ 30.2
Working capital (deficit)        (106.4)            (147.1)         40.7
Total assets                    1,313.4            1,315.8          (2.4)
Long-term debt
and capital lease obligations     522.4              589.9         (67.5)
Shareholders' equity              212.5              191.3          21.2

Book value per common share      $15.67              $14.27       $1.40

Debt/equity ratio              71%:29%             76%:24%           NA

1995 FINANCIAL CHANGES The Company's cash and marketable securities portfolio increased by $30 million during 1995. Operating activities provided $126 million of cash in 1995. Additional cash was provided by flight equipment deposits returned ($11 million), net short-term borrowings ($41 million), the sale and leaseback of two B737-400 aircraft ($56 million) and new long-term debt proceeds ($129 million). Cash was used for the purchase of one previously leased B737-400 aircraft, airframe and engine overhauls and other capital expenditures ($103 million) and the repayment of debt and capital lease obligations ($237 million).

Like many airlines, the Company has a working capital deficit. The deficit decreased during 1995 for a variety of factors including the sale and leaseback of two B737-400 aircraft and the reclassification of an $18 million receivable from other assets to current assets. The existence of a working capital deficit has not in the past impaired the Company's ability to meet its obligations as they become due and it is not expected to do so in the future.

Financing Arrangements In June 1995, the Company issued $132.3 million of 6-1/2% convertible senior debentures due 2005. In August 1995, the Company redeemed all of its 7-1/4% zero coupon, convertible subordinated notes for $127.7 million. In December 1995, Alaska: (a) sold and leased back one
B737-400 aircraft for 18 years; (b) extinguished capital lease obligations of $27.4 million and subsequently sold and leased back one B737-400 aircraft for 18 years; (c) purchased one B737-400 aircraft that had been treated as a capital lease; and (d) purchased another B737-400 aircraft that had been treated as an operating lease. Short-term borrowings of $46 million were incurred to purchase the two B737-400 aircraft. Alaska intends to repay the short-term borrowings in 1996 when long-term financing is arranged for these aircraft.

In August 1995, Standard & Poors lowered its corporate credit rating on Air Group and Alaska to single B plus from double B minus, citing increased competition in Alaska's West coast markets.

Commitments During 1995, Alaska took delivery of two new MD-83 aircraft under 16-year operating leases, and Horizon took delivery of three new Dornier 328 aircraft (two of which are not in the operating fleet at December 31, 1995) under 15-year operating leases. In addition, Alaska extended operating leases on four of its MD-80 aircraft for an average of two years and agreed to lease two new B737-400 aircraft.

At December 31, 1995, the Company had firm orders for 14 aircraft with a total cost of approximately $270 million as set forth below.
                                          Delivery Period - Firm Orders
Aircraft                                  1996     1997   1998    Total
Boeing B737-400                              1        1     --        2
Dornier 328                                  2        2      4        8
McDonnell Douglas MD-83                      2        2     --        4
Total                                        5        5      4       14

Cost (Millions)                           $120     $120    $30     $270

Operating leases have been completed for the B737-400 and Dornier 328 orders. The Company expects to finance the MD-83s with either leases, long-term debt or internally generated cash.

The Company accrues the costs associated with returning leased aircraft over the lease period. At December 31, 1995, $33 million was reserved for leased aircraft returns.

Deferred Taxes At December 31, 1995, net deferred tax liabilities were $30 million, which includes $101 million of net temporary differences, offset by $42 million of net operating loss (NOL) carryforwards and $29 million of Alternative Minimum Tax (AMT) credits. The Company believes that all of its deferred tax assets, including the NOL and AMT credits, will be realized through the reversal of existing temporary differences or tax planning strategies such as the sale of aircraft.

New Accounting Standards During 1995, the Financial Accounting Standards Board issued FAS 121, Accounting for the Impairment of Long-Lived Assets, and FAS 123, Accounting for Stock-Based Compensation. FAS 121 will be adopted in 1996 and is not expected to have a material impact on the Company's financial position or results of operations. The Company plans to continue to measure compensation cost of employee stock option plans using the intrinsic value method prescribed by APB Opinion No. 25 and, starting in 1996, to make pro forma disclosures of net income and earnings per share as if the fair value method prescribed by FAS 123 had been applied.

1994 FINANCIAL CHANGES Cash and marketable securities increased by $4 million in 1994. Operations generated $144 million, proceeds from financing four new MD-83 aircraft were $104 million, and net short-term borrowings added $5 million. Cash was used for the repayment of debt ($71 million), and capital expenditures ($189 million). During 1994, Alaska restructured its 20 B737-400 aircraft leases. The fixed term of the leases was increased from eight years to ten years. As a result of the restructuring, Alaska expects to save more than $6 million per year over the term of the leases. As part of the restructuring, Alaska purchased one of the leased aircraft in 1994, agreed to purchase one each in 1995 and 1996, and received options to purchase up to four more of the 20 between 1997 and 1999. Capital lease obligations increased $57.9 million due to changes in the lease agreements for two B737-400 aircraft that were previously classified as operating leases. Also during 1994, Alaska further restructured its aircraft orders with McDonnell Douglas, replacing an order for ten MD-90s plus options with an order for four MD-83s. This restructuring will reduce future capital spending by $360 million.

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

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 14.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See "Election of Directors," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 21, 1996. See "Executive Officers of the Registrant" in
Part I following Item 4 for information relating to executive officers.

ITEM 11.  EXECUTIVE COMPENSATION
See "Executive Compensation," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 21, 1996.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
See "Security Ownership of Certain Beneficial Owners and Management," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 21, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See "Transactions with Management and Others," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 21, 1996.

PART IV
ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)  Consolidated Financial Statements:                      Page(s)
Selected Quarterly Consolidated Financial Information (Unaudited)  4
Consolidated Balance Sheet as of December 31, 1995 and 1994    18-19
Consolidated Statement of Income for the years ended
   December 31, 1995, 1994 and 1993                               20
Consolidated Statement of Shareholders' Equity for the years ended
   December 31, 1995, 1994 and 1993                               21
Consolidated Statement of Cash Flows for the years ended
   December 31, 1995, 1994 and 1993                               22
Notes to Consolidated Financial Statements                     23-30
Report of Independent Public Accountants                          31

Consolidated Financial Statement Schedule II, Valuation and
 Qualifying Accounts, for the years ended
 December 31, 1995, 1994 and 1993                                 32

See Exhibit Index on page 33.

(b) Alaska Air Group did not file any reports on Form 8-K during the fourth quarter of 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. ALASKA AIR GROUP, INC.

By:  /s/ John F. Kelly                                  Date: February 8, 1996
      John F. Kelly, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 8, 1996 on behalf of the registrant and in the capacities indicated.

   /s/ John F. Kelly   Chairman, Chief Executive Officer,
                       President and Director
     John F. Kelly

   /s/ Harry G. Lehr   Senior Vice President/Finance
     Harry G. Lehr     (Principal Financial Officer)

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

   Not available                    Director
     Byron I. Mallott

   /s/ Robert L. Parker, Jr.        Director
     Robert L. Parker, Jr.

   /s/ Richard A. Wien              Director
     Richard A. Wien

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

ASSETS
As of December 31  (In Millions)                            1995         1994
Current Assets
Cash and cash equivalents                                  $25.8        $11.6
Marketable securities                                      109.3         93.3
Receivables - less allowance for doubtful
  accounts (1995 - $1.6; 1994 - $2.3)                       88.5         70.1
Inventories and supplies                                    44.8         40.3
Prepaid expenses and other assets                           70.0         57.3
Total Current Assets                                       338.4        272.6

Property and Equipment
Flight equipment                                           845.9        776.6
Other property and equipment                               219.1        208.5
Deposits for future flight equipment                        40.7         52.8
                                                         1,105.7      1,037.9
Less accumulated depreciation and amortization             312.8        260.0
                                                           792.9        777.9
Capital leases
Flight and other equipment                                  44.4        103.1
Less accumulated amortization                               23.3         21.7
                                                            21.1         81.4
Total Property and Equipment - Net                         814.0        859.3


Intangible Assets - Subsidiaries                            63.6         65.7


Other Assets                                                97.4        118.2


Total Assets                                            $1,313.4     $1,315.8

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
As of December 31  (In Millions)                            1995         1994
Current Liabilities
Accounts payable                                           $69.2        $48.6
Accrued aircraft rent                                       44.1         43.8
Accrued wages, vacation and payroll taxes                   45.8         47.4
Other accrued liabilities                                   55.7         59.6
Short-term borrowings
(Interest rate: 1995 - 6.2%; 1994 - 6.0%)                   65.9         25.0
Air traffic liability                                      124.4        123.3
Current portion of long-term debt and
  capital lease obligations                                 39.7         72.0
Total Current Liabilities                                  444.8        419.7

Long-Term Debt and Capital Lease Obligations               522.4        589.9
Other Liabilities and Credits
Deferred income taxes                                       41.0         28.6
Deferred income                                             20.0         23.0
Other liabilities                                           72.7         63.3
                                                           133.7        114.9
Commitments
Shareholders' Equity
Preferred stock, $1 par value
  Authorized:       5,000,000 shares                           -            -
Common stock, $1 par value
  Authorized:      30,000,000 shares
  Issued: 1995 -  16,718,684 shares
               1994 -  16,553,679 shares                    16.7         16.6
  Capital in excess of par value                           155.4        152.8
  Treasury stock, at cost: 1995 - 3,153,608 shares
                  1994 - 3,153,589 shares                  (71.8)       (71.8)
Deferred compensation                                       (3.6)        (4.8)
Retained earnings                                          115.8         98.5
                                                           212.5        191.3
Total Liabilities and Shareholders' Equity              $1,313.4     $1,315.8

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.

Year Ended December 31
(In Millions except Per share Amounts)                      1995         1994         1993
Operating Revenues
Passenger                                               $1,258.2     $1,170.2     $1,002.0
Freight and mail                                            95.2         91.5         84.0
Other - net                                                 64.1         53.9         42.3
Total Operating Revenues                                 1,417.5      1,315.6      1,128.3
Operating Expenses
Wages and benefits                                         427.8        401.7        368.2
Aircraft fuel                                              181.2        152.3        142.6
Aircraft maintenance                                        79.2         68.3         67.4
Aircraft rent                                              172.1        168.5        154.9
Commissions                                                 93.1         91.9         80.1
Depreciation and amortization                               68.3         56.6         58.4
Special charges                                               -            -          15.0
Other                                                      319.9        301.3        258.5
Total Operating Expenses                                 1,341.6      1,240.6      1,145.1
Operating Income (Loss)                                     75.9         75.0        (16.8)
Other Income (Expense)
Interest income                                             10.4          7.8          7.1
Interest expense                                           (51.5)       (47.0)       (37.6)
Interest capitalized                                         0.2          0.4          0.4
Loss on sale of assets                                      (0.2)        (1.0)        (0.6)
Other - net                                                 (0.8)         5.8          1.7
                                                           (41.9)       (34.0)       (29.0)
Income (loss) before income tax                             34.0         41.0        (45.8)
Income tax expense (credit)                                 16.7         18.5        (14.9)
Net Income (Loss)                                          $17.3        $22.5       $(30.9)

Primary Earnings (Loss) Per Share                          $1.28        $1.68       $(2.51)
Fully Diluted Earnings Per Share                           $1.26        $1.62            AD
Shares used for computation:
 Primary                                                    13.5         13.4         13.3
 Fully diluted                                              20.8         19.6            AD
AD = Anti-dilutive
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.

                                                   Common Stock
                                                        Capital in     Treasury     Deferred
                                           $1 Par        Excess of        Stock      Compen-      Retained
(In Millions)                               Value        Par Value      at Cost       sation      Earnings        Total
Balances at December 31, 1992               $16.5           $151.8       $(71.8)      $(10.2)       $110.4       $196.7
1993 net loss                                                                                        (30.9)       (30.9)
Preferred stock dividends and
  early redemption premium                                                                            (3.6)        (3.6)
Stock issued under stock plans                                 0.2                                                  0.2
Employee Stock Ownership Plans
  shares allocated                                                                       4.4                        4.4
Balances at December 31, 1993                16.5            152.0        (71.8)        (5.8)         75.9        166.8
1994 net income                                                                                       22.6         22.6
Stock issued under stock plans                0.1              0.8                                                  0.9
Employee Stock Ownership Plans
  shares allocated                                                                       1.0                        1.0
Balances at December 31, 1994                16.6            152.8        (71.8)        (4.8)         98.5        191.3
1995 net income                                                                                       17.3         17.3
Stock issued under stock plans                0.1              2.6                                                  2.7
Employee Stock Ownership Plan
  shares allocated                                                                       1.2                        1.2
Balances at December 31, 1995               $16.7           $155.4       $(71.8)       $(3.6)       $115.8       $212.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.

Year Ended December 31  (In Millions)                                     1995        1994        1993
Cash and cash equivalents at beginning of year                           $11.6       $27.2       $6.9
Cash flows from operating activities:
Net income (loss)                                                         17.3        22.5      (30.9)
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                          68.3        56.6       58.4
   Amortization of airframe and engine overhauls                          24.3        21.0       29.4
   Special charges                                                          -           -        15.0
   Loss (gain) on disposal of assets and debt retired                      1.9        (1.1)      (0.3)
   Increase (decrease) in deferred income taxes                           12.4         7.6       (8.1)
   Decrease (increase) in accounts receivable                            (18.5)        5.2        9.1
   Decrease (increase) in other current assets                           (17.2)        0.1      (15.1)
   Increase in air traffic liability                                       1.0        15.1       11.6
   Increase in other current liabilities                                  15.5        27.7        1.1
   Interest on zero coupon notes                                           5.4         9.9        9.9
   Leased aircraft return payments and other-net                          15.1       (20.5)     (31.6)
Net cash provided by operating activities                                125.5       144.1       48.5

Cash flows from investing activities:
Proceeds from disposition of assets                                        3.8         6.5        7.2
Purchases of marketable securities                                      (169.4)      (76.1)    (150.6)
Sales and maturities of marketable securities                            153.5        56.8      153.2
Flight equipment deposits returned                                        10.8         5.5        2.7
Additions to flight equipment deposits                                    (0.5)       (1.1)      (0.8)
Additions to property and equipment                                     (102.8)     (187.5)     (29.6)
Restricted deposits and other                                              3.9        (4.8)       0.1
Net cash used in investing activities                                   (100.7)     (200.7)     (17.8)

Cash flows from financing activities:
Proceeds from short-term borrowings                                       69.9        25.0       20.0
Repayment of short-term borrowings                                       (29.0)      (20.0)        -
Proceeds from sale and leaseback transactions                             56.0          -        36.5
Proceeds from issuance of long-term debt                                 128.8       104.0       47.2
Long-term debt and capital lease payments                               (237.4)      (70.9)     (79.4)
Proceeds from issuance of common stock                                     2.8         0.8        0.2
Repurchase of preferred stock                                               -           -       (33.4)
Cash dividends                                                              -           -        (2.4)
Gain (loss) on debt retirement                                            (1.7)        2.1        0.9
Net cash provided by (used in) financing activities                      (10.6)       41.0      (10.4)

Net increase (decrease) in cash and cash equivalents                      14.2       (15.6)      20.3
Cash and cash equivalents at end of year                                 $25.8       $11.6      $27.2

Supplemental disclosure of cash paid (received) during the year for:
  Interest (net of amount capitalized)                                   $52.6       $44.8      $33.6
  Income taxes (refunds)                                                   5.0         2.2      (18.6)
Noncash investing and financing activities:
  1995 - None
  1994 - Capital lease obligations of $57.9 million
         were incurred due to changes in lease agreements.
  1993 - The preferred stock was repurchased in exchange for a $27 million note payable and a $33.4 million cash payment.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alaska Air Group, Inc.
December 31, 1995


Note 1.     Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Alaska Air Group, Inc. (Company or Air Group) and its subsidiaries, the principal subsidiaries being Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). All significant intercompany transactions are eliminated. Preparation of financial statements requires the use of management's estimates. Actual results could differ from those estimates. Certain reclassifications have been made in prior years' financial statements to conform to the 1995 presentation.

Both subsidiaries operate as airlines. However, each subsidiary's business plan, competition and economic risks differ substantially due to the passenger capacity and range of aircraft operated. Alaska is a major airline serving Alaska, the West Coast, Mexico and Eastern Russia. It operates an all jet fleet and its average passenger trip is 846 miles. Horizon is a regional airline serving the Pacific Northwest, Northern California and Western Canada. It operates both jet and turboprop aircraft, and its average passenger trip is 221 miles. See Note 10 for business segment information.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market.

Inventories and Supplies
Expendable and repairable aircraft parts, as well as materials and supplies, are stated at average cost. An allowance for obsolescence is accrued on a straight-line basis over the estimated useful lives of the aircraft. Inventories related to the retired B727 fleet and other surplus items are carried at their net realizable value. The allowance at December 31, 1995 and 1994 for all inventories was $13.5 million and $12.1 million, respectively.

Property, Equipment and Depreciation
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:
Aircraft and other
 flight equipment        8-20 years
Buildings                10-30 years
Capitalized leases and
 leasehold improvements  Term of lease
Other equipment          3-15 years

Effective January 1, 1995, the estimated salvage value of MD-80 flight equipment was changed to 5% from 20%. The new estimate was adopted to recognize the lower expected salvage values for this aircraft type. The effect of the change on the year ended December 31, 1995 was to increase depreciation expense by $4.9 million and decrease net income by $3.0 million ($.22 per share).

Assets and related obligations for items financed under capital leases are initially recorded at an amount equal to the present value of the future minimum lease payments. The cost of major airframe overhauls, engine overhauls, and other modifications which extend the life or improve the usefulness of aircraft are capitalized and amortized over their estimated period of use. Other repair and maintenance costs are expensed when incurred.

Capitalized Interest
Interest is capitalized on flight equipment purchase deposits and ground facilities progress payments as a cost of the related asset and is depreciated over the estimated useful life of the asset. Interest capitalization is suspended when there is a substantial delay in aircraft deliveries.

Intangible Assets-Subsidiaries
The excess of purchase price over the fair value of net assets acquired is recorded as an intangible asset and is amortized over 40 years.
Accumulated amortization at December 31, 1995 and 1994 was $19.1 million and $17.0 million, respectively.

Deferred Income
Deferred income results from the sale and leaseback of aircraft, the receipt of manufacturer or vendor credits, and from the sale of foreign tax benefits. This income is recognized over the term of the applicable agreements.

Passenger Revenues
Passenger revenues are considered earned at the time transportation service is provided. Tickets sold but not yet used are reported as air traffic liability.

Frequent Flyer Awards
Alaska operates a frequent flyer award program that provides travel awards to members based on accumulated mileage. The estimated incremental cost of providing free travel is recognized as an expense and accrued as a liability as miles are accumulated. Alaska also defers recognition of income on a portion of the payments it receives from travel partners associated with its frequent flyer program. The frequent flyer liability is relieved as travel awards are used.

Advertising
The costs of advertising are expensed the first time the advertising takes place. Advertising expense was $15.2 million, $13.0 million, and $16.8 million, respectively, in 1995, 1994 and 1993

Income Taxes
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Earnings Per Share
Primary earnings per share is calculated by dividing net income after reduction for any preferred stock dividends by the average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents result from the assumed exercise of stock options. Fully diluted earnings per share gives effect to the conversion of convertible debt (after elimination of related interest expense, net of income tax effect).

Derivative Financial Instruments
The Company enters into interest rate swap agreements to hedge interest rate risk. The differential to be paid or received from these agreements is accrued as interest rates change and is recognized currently in the income statement. The Company enters into hedge agreements to reduce its exposure to fluctuations in the price of jet fuel. A gain or loss is recorded quarterly if the fuel index average exceeds the ceiling price or falls below the floor price.

Note 2.       Marketable Securities
Marketable securities are investments that are readily convertible to cash and have original maturity dates that exceed three months. They are classified as available for sale and consisted of the following at December 31 (in millions):
                     1995    1994
Cost:
U.S. govt. sec.    $102.8   $78.0
Other                 6.5    15.3
                   $109.3   $93.3
Fair value:
U.S. govt. sec.    $103.1   $76.6
Other                 6.6    15.0
                   $109.7   $91.6
Gross unrealized holding gains:
U.S. govt. sec.      $ .4    $ --
Other                  --      --
                     $ .4    $ --
Gross unrealized holding losses:
U.S. govt. sec.      $ --    $1.5
Other                  --      .2
                     $ --    $1.7

Of the marketable securities on hand at December 31, 1995, all will mature during 1997. Based on specific identification of securities sold, the following occurred in 1995 and 1994 (in millions):
                             1995    1994
Proceeds from sales        $153.5   $56.8
Gross realized gains           .3      --
Gross realized losses          .5      .5

The above realized gains and losses are included in 1995 interest income of $10.4 million.

Note 3. Other Assets
Other assets consisted of the following at December 31 (in millions):
                     1995    1994
Restricted deposits $64.2   $66.9
Leasehold rights     11.2    14.1
Deferred costs       18.2    16.0
Receivables           3.8    21.2
                    $97.4  $118.2

Leasehold rights and deferred costs are amortized over the term of the related lease or contract. At December 31, 1995, deferred costs include $4.2 million of capitalized training costs associated with the B737-400 aircraft. These costs are being amortized over a five-year period which began in April 1992.

Note 4.    Long-Term Debt and Capital Lease Obligations
At December 31, 1995 and 1994, long-term debt and capital lease obligations were as follows (in millions):
                                     1995      1994
8.2%* notes payable due
 through 2009                       $335.1    $375.9
6-1/2% convertible senior
 debentures due 2005                 132.3      --
7-3/4% convertible subordinated
 debentures due 2006-2010             10.8      14.4
6-7/8% convertible subordinated
 debentures due 2004-2014             54.0      54.0
7-1/4% zero coupon,
 convertible subordinated
 notes due 2006                       --       129.4
Long-term debt                       532.2     573.7
Capital lease obligations             29.9      88.2
Less current portion                 (39.7)    (72.0)
                                    $522.4    $589.9
* weighted average for 1995

During 1995, the Company issued $132.3 million of 6-1/2% convertible senior debentures due 2005. Each debenture is convertible into common stock at $21.50 per share. In addition, the Company redeemed all of its 7-1/4% zero coupon, convertible subordinated notes for $127.7 million.

At December 31, 1995, borrowings of $330.7 million are secured by flight equipment and real property. The 7-3/4% and 6-7/8% debentures are convertible into common stock at $28.25 and $33.60 per share, respectively, subject to adjustments in certain events.

At December 31, 1995, Alaska had a $75 million credit facility with commercial banks. Advances under this facility may either be for up to a 364-day term, or up to a maximum maturity of three years. Borrowings may be used for aircraft acquisitions or other corporate purposes, and they bear interest at a rate which varies based on LIBOR. Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets and additional indebtedness. At December 31, 1995, the Company was in compliance with all loan provisions, and under the most restrictive loan provisions, Alaska had $30.8 million of net worth above the minimum.

At December 31, 1995, long-term debt principal payments for the next five years were (in millions):
1996                        $37.6
1997                        $34.7
1998                        $35.7
1999                        $53.5
2000                        $59.8

Note 5. Commitments
Lease Commitments
Lease contracts for 114 aircraft have remaining lease terms of one to 17 years. The majority of airport and terminal facilities are also leased. Total rent expense was $201.9 million, $196.9 million and $180.4 million, in 1995, 1994 and 1993, respectively. Future minimum lease payments under capital leases and long-term operating leases as of December 31, 1995 are shown below (in millions):
               Capital
                Leases   Operating Leases              Total
                        Aircraft     Facilities
1996           $ 4.1      $173.8          $15.2       $193.1
1997             4.1       165.1           14.0        183.2
1998             4.1       153.7           13.7        171.5
1999             4.1       142.0           13.6        159.7
2000             4.1       132.8           11.9        148.8
Thereafter      15.1       717.5           30.2        762.8
Total lease
payments        35.6    $1,484.9          $98.6     $1,619.1
Less amount
representing
interest         5.7
Present value
of capital lease
payments       $29.9

Aircraft Commitments
The Company has firm orders for 8 Dornier 328s to be delivered between 1996 and 1998, and four MD-83s and two B737-400s to be delivered in 1996 and 1997. The total amount of these commitments is approximately $270 million. As of December 31, 1995, deposits related to the future equipment deliveries were $33.0 million. In addition to the ordered aircraft, the Company holds purchase options on 40 Dornier 328s.

Note 6. Stock Plans
Air Group has two stock option plans, which provide for the purchase of Air Group common stock at its market price on the date of grant by certain officers and key employees of Air Group and its subsidiaries. Under the plans, the incentive and non qualified stock options granted have terms of up to approximately ten years. Up to half of the options provide for stock appreciation rights. Changes in the number of shares subject to option are summarized as follows:
                          1995           1994           1993
Outstanding, beginning
  of year            1,044,143        861,362        770,420
Granted(a)             425,500        330,200        172,200
Exercised            (165,005)       (58,469)       (12,600)
Canceled             (143,050)       (88,950)       (68,658)
Outstanding, end
  of year            1,161,588      1,044,143        861,362

Exercisable, end
  of year(b)           596,338        644,843        542,012

Available for granting
  in future periods    102,250        409,000        701,867

Average price of options:
Exercised
 during the year        $16.11         $13.65         $14.65
Outstanding
 at year-end            $16.56         $17.15         $17.06

(a) The average price of the options granted in 1995 was $15.37
(b) Options exercisable at year-end 1995 expire between June 1996 and June
   2004.

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

Note 7. Employee Benefit Plans
Pension Plans
Four defined benefit and five defined contribution retirement plans cover various employee groups of Alaska and Horizon. The defined benefit plans provide benefits based on an employee's term of service and average compensation for a specified period of time before retirement. Pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA).

The defined benefit plan assets are primarily invested in common stocks and fixed income securities. Plan assets exceeded the accumulated benefit obligation at December 31, 1995 and 1994. The following table sets forth the funded status of the plans at December 31, 1995 and 1994 (in millions):
                      1995   1994
Benefit obligation -
 Vested              $155.8 $114.9
 Nonvested             22.0   15.8
Accumulated benefit
  obligation         $177.8 $130.7

Plan assets
at fair value        $184.4 $144.1
Projected benefit
obligation            199.9  147.2
Plan assets less
 projected benefit
 obligation          (15.5)  (3.1)
Unrecognized
 transition asset     (1.1)  (1.4)
Unrecognized prior
 service cost           2.8    3.5
Unrecognized loss      32.6   15.9

Prepaid pension cost  $18.8  $14.9

The weighted average discount rate used to determine the projected benefit obligation was 7.5% and 9.0% as of December 31, 1995 and 1994, respectively. The calculation assumed a weighted average rate of increase for future compensation levels of 5.1% and 5.2% for 1995 and 1994, respectively. The expected long-term rate of return on plan assets used in 1995 and 1994 was 10%.

Net pension expense for the defined benefit plans included the following components for 1995, 1994 and 1993 (in millions):
                                 1995         1994        1993
Service cost (benefits
 earned during the
 period)                       $11.4       $12.4        $10.0
Interest cost on projected
 benefit obligation             12.9        11.9         10.4
Actual return on  assets        (37.0)       (2.1)       (14.1)
Net amortization
 and deferral                    23.3       (10.9)         2.3

Net pension expense             $10.6        $11.3        $8.6

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

Alaska and Horizon also maintain an unfunded, noncontributory benefit plan for certain elected officers. The present value of unfunded benefits for this plan was accrued as of December 31, 1995 and 1994.

Total expense for all pension plans was $22.2 million, $22.5 million and $19.8 million, respectively, in 1995, 1994 and 1993.
Profit Sharing Plans
Alaska and Horizon have employee profit sharing plans. Profit sharing expense for 1995, 1994 and 1993 was $-0- million, $3.6 million and $2.3 million, respectively.

Other Postretirement Benefits
The Company allows retirees to continue their medical, dental and vision benefits by paying the respective active employee plan premium until age
65. This results in a subsidy to retirees because the premiums received by the Company are less than the actual cost of the retirees' claims.

The following table sets forth the status of the postretirement benefit obligation at December 31, 1995 and 1994 (in millions):
                                           1995           1994
Accumulated postretirement benefit
obligation (APBO):
 Retirees                                  $1.4            $.9
 Active plan participants
   eligible for retirement                  2.9            1.7
 Active plan participants not
   eligible for retirement                  7.8            4.9
Unrecognized prior service cost             (.3)           (.3)
Unrecognized actuarial gain                  .3            3.2
Accrued postretirement benefit cost       $12.1          $10.4

The Company's APBO is unfunded. Net annual postretirement benefit costs for 1995, 1994 and 1993 include the following components (in millions):
                                 1995         1994        1993
Service cost - benefits
 attributed to service
 during the period                $.7         $.7          $.6
Interest on APBO                   .7          .6           .6
Net postretirement
 benefit cost                    $1.4        $1.3         $1.2

An 8.0% health care cost trend rate was assumed for 1996. The rate was assumed to decrease by 1/2% annually to 5.5% for 2001 and remain at that level thereafter. Increasing the rate by 1 percentage point in each year would increase the APBO as of December 31, 1995 by $1.8 million and the net periodic postretirement benefit cost for 1995 by $.2 million. The weighted-average discount rates used in determining the APBO for 1995 and 1994 were 7.5% and 9.0%, respectively.

Note 8. Special Charges
Results for 1993 include special charges of $15 million to recognize an impairment of the value of the Boeing B727 fleet. The special charges include reserves for future excess lease costs and the write-down of capitalized overhauls and spare parts to net realizable value.

Note 9. Income Taxes
The components of income tax expense (credit) were as follows (in millions):
                                 1995         1994        1993
Current tax expense (credit):
 Federal                        $ 5.0       $ 8.0       $ (4.9)
 State                             .3          .1          (.3)
Total current                     5.3         8.1         (5.2)
Deferred tax expense (credit):
 Federal                          9.2         8.0         (8.2)
 State                            2.2         2.4         (1.5)
Total deferred                   11.4        10.4         (9.7)
Total tax expense (credit)      $16.7       $18.5       $(14.9)

Income tax expense (credit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income before taxes as follows (in millions):
                                 1995         1994        1993
Income (loss) before
  income tax                    $34.0       $41.0       $(45.8)
Expected tax
  expense (credit)              $11.9       $14.3       $(16.0)
Nondeductible expense             3.0         2.4          1.2
Federal rate change              --          --            1.0
State income tax                  1.8         1.5         (1.2)
Other - net                      --            .3           .1
Actual tax expense (credit)     $16.7       $18.5       $(14.9)

Effective tax rate               49.1%       45.1%        32.5%

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. Deferred tax assets and liabilities comprise the following at December 31 (in millions):

                                      1995      1994
Excess of tax over book
  depreciation                      $140.6    $117.1
Training expense                       1.5       2.2
Other - net                           --         1.3
Gross deferred tax liabilities       142.1     120.6
Loss carryforward                    (42.1)    (38.3)
Alternative minimum tax              (29.3)    (24.5)
Capital leases                        (3.1)     (4.5)
Pricing adjustment                    (1.2)     (1.2)
Frequent flyer program                (6.6)     (6.5)
Employee benefits                     (9.2)    (11.8)
Aircraft maintenance                 (16.3)     (7.7)
Gain on sale of assets                (2.3)     (5.5)
Capitalized interest                  (1.6)     (1.6)
Gross deferred tax assets           (111.7)   (101.6)
Net deferred tax liabilities        $ 30.4    $ 19.0

Current deferred tax asset         $ (10.6)   $ (9.6)
Noncurrent deferred tax liability     41.0      28.6
Net deferred tax liabilities        $ 30.4    $ 19.0

After consideration of temporary differences, taxable income for 1995 was approximately $4 million, which was offset by net operating losses generated in prior years. Federal loss carryforwards can be used through year 2007.
Note 10.      Business Segment Information
Financial information for Alaska and Horizon follows (in millions):
                                 1995         1994        1993
Operating revenues:
  Alaska                     $1,142.3    $1,061.6      $ 906.8
  Horizon                       279.5       256.9        223.3
Operating income (loss):
  Alaska                         72.4        62.9        (24.3)
  Horizon                         4.3        12.9          8.8
Total assets:
  Alaska                      1,266.5     1,245.0      1,037.5
  Horizon                       154.9       152.3        141.9
Depreciation and amortization  expense:
  Alaska                         58.2        47.7         49.0
  Horizon                         9.9         8.7          9.3
Capital expenditures:
  Alaska                         87.9       173.1         21.1
  Horizon                        15.4        15.5          8.8

Note 11. Financial Instruments
The estimated fair values of the Company's financial instruments were as follows (in millions):
                  December 31, 1995
                                  Carrying      Fair
                                    Amount     Value
Cash and cash equivalents           $ 25.8    $ 25.8
Marketable securities                109.3     109.7
Restricted deposits                   64.2      64.2
Long-term receivables                  3.8       3.8
Long-term debt                       532.2     521.9

                  December 31, 1994
                                  Carrying      Fair
                                    Amount     Value
Cash and cash equivalents           $ 11.6    $ 11.6
Marketable securities                 93.3      91.6
Restricted deposits                   66.9      66.9
Long-term receivables                 21.2      21.2
Long-term debt                       573.7     549.0

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

During 1993, the Company entered into an interest rate swap agreement to hedge a portion of its fixed rate debt. The agreement, which expires in 1996, effectively changes the Company's interest rate on the debt from a fixed rate to a floating rate based on LIBOR.

Variable interest payments are paid to a financial institution semi-annually based on a notional principal amount of $201 million. In 1996, the Company will receive a $33.2 million payment from the financial institution. At December 31, 1995, $29.7 million of this amount (which approximates the fair value of this financial instrument) is shown as a receivable in current assets. The Company is exposed to higher interest payments if LIBOR increases and is exposed to credit loss in the event of nonperformance by the financial institution. Through December 31, 1995, this swap has resulted in a $.5 million net reduction in interest expense.

The Company enters into hedge agreements to reduce its exposure to fluctuations in the price of jet fuel. The agreements establish a ceiling price and floor price, and they provide for quarterly measurements of the average price of fuel, as determined by an index. The Company records a gain or loss if a quarterly average exceeds the ceiling or falls below the floor. The fuel hedges had no material effect on 1995 operating results. At December 31, 1995, the Company had a fuel hedge agreement in place with a ceiling price of 70 cents covering approximately 45% of the expected fuel usage through July 1996, and a floor price of 42 cents covering approximately 45% of the expected fuel usage through July 1996. At December 31, 1995, the fuel index was at 56 cents.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Alaska Air Group, Inc.:


We have audited the accompanying consolidated balance sheet of Alaska Air Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                              /s/ Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP


Seattle, Washington
January 25, 1996

VALUATION AND QUALIFYING ACCOUNTS
Alaska Air Group, Inc.                                                                 Schedule II

                                                              Additions
                                                Beginning       Charged      (A)            Ending
(In Millions)                                     Balance    to Expense    Deductions      Balance

Year Ended December 31, 1993
(a) Reserve deducted from asset
     to which it applies:
    Allowance for doubtful accts                    $3.2          $0.9         $(1.5)        $2.6
    Obsolesence allowance for
    flight equipment spare parts                    $6.3          $2.0                       $8.3

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision                   $39.8         $22.3        $(31.4)       $30.7


Year Ended December 31, 1994
(a) Reserve deducted from asset
     to which it applies:
    Allowance for doubtful accts                    $2.6          $0.9         $(1.2)        $2.3
    Obsolesence allowance for
    flight equipment spare parts                    $8.3          $4.5         $(0.7)       $12.1

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision                   $30.7          $9.1        $(14.2)       $25.6


Year Ended December 31, 1995
(a) Reserve deducted from asset
     to which it applies:
    Allowance for doubtful accts                    $2.3          $0.6         $(1.3)        $1.6
    Obsolesence allowance for
    flight equipment spare parts                   $12.1          $2.7         $(1.3)       $13.5

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision                   $25.6          $7.5         $(0.6)       $32.5


(A) Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

3.(i) Certificate of Incorporation of Alaska Air Group, Inc. as amended through May 20, 1987 (Exhibit 3-01 to 1987 10-K).
*3.(ii) Bylaws of Alaska Air Group, Inc., as amended through February 8, 1996.
  4.1 Rights Agreement dated as of December 2, 1986 between Alaska Air Group, Inc. and The First National Bank of Boston, as Rights Agent (Exhibit No. 1 to Form 8A filed December 12, 1986).
 10.1 Lease and Assignment of Sublease Agreement dated February 1, 1979 between Alaska Airlines, Inc. and the Alaska Industrial Development Authority (Exhibit 10-15 to Registration Statement No. 2-70742).
 10.2 Lease and Assignment and Sublease Agreement dated April 1, 1978 between Alaska Airlines, Inc. and the Alaska Industrial Development Authority (Exhibit 10-16 to Registration Statement No. 2-70742).
 10.3  Management Incentive Plan (1992 Alaska Air Group, Inc. Proxy Statement).
 10.4 Loan Agreement dated as of December 1, 1984, between Alaska Airlines, Inc. and the Industrial Development Corporation of the Port of Seattle (Exhibit 10-38 to 1984 10-K).
 10.5 Alaska Air Group, Inc. 1984 Stock Option Plan, as amended through May 7, 1992.
 10.6 Officers Supplementary Retirement Plan (1995 Alaska Air Group, Inc. Proxy Statement).
 10.7 Severance agreement between Alaska Air Group, Inc. and Raymond J. Vecci (1995 Alaska Air Group, Inc. Proxy Statement).
 10.8  Alaska Air Group, Inc. 1988 Stock Option Plan, as amended through
       May 19, 1992 (Registration Statement No. 33-523242).
 10.9 Purchase Agreement between McDonnell Douglas Corporation and Alaska Airlines, Inc. DAC 88-36-D, dated October 14, 1988 (Exhibit 10-17 to 1988 10-K).
10.10  Capital Performance Plan (Exhibit 4.3 to Registration Statement 33-
       33087).
#10.11 Lease Agreement dated January 22, 1990 between International Lease
       Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements for 19 additional B737-400 aircraft and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 10-K).
#10.12 Purchase Agreement dated as of May 15, 1991, between Horizon Air
       Industries, Inc. and Dornier Luftfahrt GmbH for the purchase of up to 60 Dornier 328 aircraft (Exhibit 10-19 to May 30, 1991 8-K).
#10.13 Amendment dated as of June 25, 1993 to the Purchase Agreement dated as of May 15, 1991, between Horizon Air Industries, Inc. and Dornier Luftfahrt GmbH for the purchase of up to 60 Dornier 328 aircraft (Exhibit 10-19a to Second Quarter 1993 10-Q).
  *11  Computation of Earnings Per Common Share
  *12  Calculation of Ratio of Earnings to Fixed Charges and Preferred
       Dividends
   21  Subsidiaries of the Registrant (Exhibit 22-01 to 1987 10-K)
  *23  Consent of Arthur Andersen LLP
  *27  Financial Data Schedule
* Filed herewith.
# Confidential treatment was granted as to a portion of this document.