Form 10-Q
period 1996-03-31
ALASKA AIR GROUP INC
filed 1996-05-01
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                 FORM 10-Q

(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996.
                                    OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

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

  The registrant has 13,832,508 common shares, par value $1.00, outstanding at March 31, 1996.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheets as of March 31, 1996 and December 31, 1995; (ii) consolidated statements of income for the three months ended March 31, 1996 and 1995; (iii) consolidated statement of shareholders' equity for the three months ended March 31, 1996; and, (iv) consolidated statements of cash flows for the three months ended March 31, 1996 and 1995. Also attached are the accompanying notes to the Company's consolidated financial statements that have changed significantly during the three months ended March 31, 1996. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1995, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

Air Group is a holding company incorporated in Delaware in 1985. Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
First Quarter 1996 Compared with First Quarter 1995 The consolidated net loss for the first quarter of 1996 was $7.2 million, or $.52 per share, compared with a net loss of $16.3 million, or $1.22 per share, in 1995.
The operating loss for the first quarter of 1996 was $4.5 million compared to an operating loss of $18.3 million for 1995. The smaller operating loss reflects higher average fares and load factors at both Alaska and Horizon. Airline financial and statistical data is shown following the Air Group financial statements. A discussion of this data follows.

Alaska Airlines Operating revenues increased 20.5% to $280.4 million. Passenger revenues, which accounted for 87% of total operating revenues, increased 22.6% on an 18.6% rise in passenger traffic. Capacity increased 10%, primarily due to more flying in the Alaska, Arizona and Nevada markets. The load factor increased from 56.4% in 1995 to 60.7% in 1996, and passenger yields rose 3.4% to 11.53 cents in 1996, reflecting an improved balance between supply and demand for air travel on the West Coast.
Freight and mail revenues increased less than 1% as higher freight volumes were offset by lower mail volumes and rates. Other-net revenues rose 17.7% due to increased revenues from travel partners in Alaska's frequent flyer program.

The table below shows the major operating expense elements on a cost per available seat mile (ASM) basis for Alaska for the first quarters of 1996 and 1995.

Alaska Airlines                   Operating Expenses Per ASM (In Cents)
                                                                      %
                                1996      1995         Change    Change
Wages and benefits                2.61      2.48        .13           5
Aircraft fuel                     1.22      1.04        .18          17
Aircraft maintenance               .39       .37        .02           5
Aircraft rent                     1.02      1.05       (.03)         (3)
Commissions                        .56       .50        .06          12
Depreciation & amortization        .41       .46       (.05)        (11)
Landing fees and other rentals     .34       .34
Other                             1.55      1.52        .03           2
Alaska Airlines Total             8.10      7.76        .34           4

Alaska's higher unit costs were primarily due to higher fuel prices, higher wages and benefits per employee, and heavier passenger loads. Significant unit cost changes are discussed below.

Wages and benefits per ASM increased 5% due to higher average wage rates per employee (in part due to longevity increases in labor contracts), and higher expense rates for health insurance and pensions. The number of full-time equivalent employees increased 9%, which was in line with the 10% capacity increase. However, revenue passengers increased 23%, which resulted in a 13% increase in productivity as measured by passengers per employee.

Fuel expense per ASM increased 17%, due to a 14% increase in the price of fuel. Approximately half of the fuel price increase is due to a 4.3 cent Federal excise tax on domestic fuel consumption that began October 1, 1995. Pending legislation in Congress to extend the exemption from this tax has not been acted upon due to the Federal budget impasse.

Commission expense per ASM increased 12% because passenger revenues, upon which commissions are paid, increased 23% or approximately 12 percentage points over the 10% ASM growth.

Depreciation and amortization expense per ASM decreased 11% primarily due to a 6% increase in aircraft utilization.

Other expense per ASM increased 2% primarily due to higher costs related to heavier passenger loads, such as booking fees, communications charges and credit card commissions.

Horizon Air  Operating revenues increased 15.4% to $72.5 million.
Passenger revenues, which accounted for 95% of total operating revenues, increased 16.2% on a 12.2% rise in passenger traffic. Capacity increased 9.5% due to the greater use of larger capacity Fokker F-28 jets and Dornier 328 turboprop aircraft. The load factor increased from 57.7% in 1995 to 59.1% in 1996, reflecting a better matching of capacity to demand. Passenger yields rose 3.6% to 33.02 cents in 1996 due to fare increases and inclement weather that forced some passengers to travel on short notice at higher fares.

Freight and mail revenues increased 8% due to increased capacity, while other-net revenues decreased 11% due to reductions in revenues from providing services to other airlines.

The table below shows the major operating expense elements on a cost per ASM basis for Horizon for the first quarters of 1996 and 1995.

Horizon Air                       Operating Expenses Per ASM (In Cents)
                                                                      %
                                1996      1995         Change    Change
Wages and benefits                6.42      6.42
Aircraft fuel                     2.16      1.88        .28          15
Aircraft maintenance              2.81      2.71        .10           4
Aircraft rent                     2.43      2.61       (.18)         (7)
Commissions                       1.37      1.40       (.03)         (2)
Depreciation & amortization        .80       .68        .12          18
Landing fees and other rentals     .87       .94       (.07)         (7)
Other                             3.87      3.96       (.09)         (2)
Horizon Air Total                20.73     20.60        .13           1

Horizon's unit costs increased 1% primarily due to the net effect of higher fuel prices and depreciation on aircraft improvements, offset by efficiencies related to the greater use of higher capacity aircraft

Consolidated Other Income (Expense) Non-operating expense decreased $2.6 million to $9.0 million primarily due to lower interest rates on variable debt and smaller average debt balances. Increased interest income earned on higher cash balances was partially offset by a $.6 million loss on the disposal of three Fairchild Metroliner III aircraft.

Income Tax Credit Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it very difficult to estimate full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 46.7% tax rate for the first quarter of 1996, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 49.1% tax rate used for full year 1995. This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                      March 31, 1996     December 31, 1995       Change
(In millions, except debt-to-equity and per share amounts)

Cash and market securities    $ 138.9              $ 135.1        $  3.8
Working capital (deficit)       (62.3)              (106.4)         44.1
Long-term debt and
  capital lease obligations     505.2                522.4         (17.2)
Shareholders' equity            210.4                212.5          (2.1)

Book value per common share   $15.21               $ 15.67       $(0.46)

Debt-to-equity               71%:29%               71%:29%           NA


The Company's cash and marketable securities portfolio increased by $4 million during the first three months of 1996. Operating activities provided $44 million of cash during this period. Additional cash was provided by the sale and leaseback of two B737-400 aircraft ($57 million) and proceeds received from the issuance of common stock ($5 million). Cash was used for the repayment of short-term borrowings ($66 million), airframe and engine overhauls and other capital expenditures ($21 million), and the repayment of debt ($20 million).

The working capital deficit decreased by $44 million primarily due to the sale and leaseback of two B737-400 aircraft.

Shareholders' equity decreased only $2 million in spite of a $7 million net loss due to the issuance of $5 million of common stock under stock plans.

PART II.  OTHER INFORMATION
ITEM 5.  Other Information
The U.S. 10% passenger ticket tax, the 6.25% cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1995. Hence, the Company ceased collecting these taxes on January 1, 1996. Management believes that some form of these taxes will likely be reinstated in 1996 on a prospective basis and that it is unlikely that any reinstatement will be retroactive.

During April 1996, Air Group received approximately $10 million from issuance of 374,000 common shares as a result of management employees exercising investment options at $27 per share. Air Group could receive another $51 million and issue 1,900,000 additional common shares if all the investment options were exercised. These events would likely result in a reduction in the working capital deficit, an increase in shareholders' equity and book value per share, a reduction in the debt-to-equity ratio and a modest dilution of earnings per share.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)Exhibit 11 - Statement regarding computation of per-share earnings.
   Exhibit 27 - Financial data schedule.
(b)No reports on Form 8-K were filed during the first quarter of 1996.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  May 1, 1996


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

ASSETS
                                                       March 31,     Dec. 31,
(In Millions)                                               1996         1995
Current Assets
Cash and cash equivalents                                  $64.6        $25.8
Marketable securities                                       74.3        109.3
Receivables - net                                          115.1         88.5
Inventories and supplies                                    45.7         44.8
Prepaid expenses and other assets                           55.1         70.0
Total Current Assets                                       354.8        338.4

Property and Equipment
Flight equipment                                           797.4        845.9
Other property and equipment                               222.6        219.1
Deposits for future flight equipment                        40.7         40.7
                                                         1,060.7      1,105.7
Less accum. depreciation and amort.                        325.3        312.8
                                                           735.4        792.9
Capital leases
Flight and other equipment                                  44.4         44.4
Less accumulated amortization                               23.8         23.3
                                                            20.6         21.1
Total Property and Equipment - Net                         756.0        814.0


Intangible Assets - Subsidiaries                            63.1         63.6


Other Assets                                                89.1         97.4


Total Assets                                            $1,263.0     $1,313.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       March 31,     Dec. 31,
(In Millions)                                               1996         1995
Current Liabilities
Accounts payable                                           $58.5        $69.2
Accrued aircraft rent                                       44.3         44.1
Accrued wages, vacation and payroll taxes                   46.8         45.8
Other accrued liabilities                                   60.3         55.7
Short-term borrowings
(Interest rate: 1995 - 6.2%)                                   -         65.9
Air traffic liability                                      169.9        124.4
Current portion of long-term debt and
  capital lease obligations                                 37.3         39.7
Total Current Liabilities                                  417.1        444.8

Long-Term Debt
 Capital Lease Obligations                                 505.2        522.4
Other Liabilities and Credits
Deferred income taxes                                       34.3         41.0
Deferred income                                             19.9         20.0
Other liabilities                                           76.1         72.7
                                                           130.3        133.7
Shareholders' Equity
Common stock, $1 par value
  Authorized:      30,000,000 shares
  Issued: 1996 -  16,990,582 shares
          1995 -  16,718,684 shares                         17.0         16.7
  Capital in excess of par value                           160.2        155.4
  Treasury stock, at cost:
   1996-3,158,074; 1995-3,153,608 shares                   (71.9)       (71.8)
Deferred compensation                                       (3.5)        (3.6)
Retained earnings                                          108.6        115.8
                                                           210.4        212.5
Total Liab. and Shareholders' Equity                    $1,263.0     $1,313.4

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.

Three Months Ended March 31
(In Millions except Per share Amounts)                      1996         1995
Operating Revenues
Passenger                                                 $312.6       $259.4
Freight and mail                                            21.4         21.1
Other - net                                                 17.4         14.1
Total Operating Revenues                                   351.4        294.6
Operating Expenses
Wages and benefits                                         114.3         99.8
Aircraft fuel                                               50.5         39.2
Aircraft maintenance                                        23.5         20.6
Aircraft rent                                               44.1         41.7
Commissions                                                 23.0         20.3
Depreciation and amortization                               17.1         16.9
Landing fees and other rentals                              15.0         14.0
Other                                                       68.4         60.4
Total Operating Expenses                                   355.9        312.9
Operating Loss                                              (4.5)       (18.3)
Other Income (Expense)
Interest income                                              2.6          1.4
Interest expense                                           (11.1)       (13.3)
Loss on disposition of assets                               (0.7)
Other - net                                                  0.2          0.3
                                                            (9.0)       (11.6)
Loss before income tax                                     (13.5)       (29.9)
Income tax credit                                           (6.3)       (13.6)
Net Loss                                                   ($7.2)      ($16.3)

Loss Per Share                                            $(0.52)      $(1.22)

Shares used for computation                                 13.7         13.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS'
Alaska Air Group, Inc.

                                                   Common Stock
                                                        Capital in     Treasury      Deferred
                                           $1 Par        Excess of        Stock       Compen-     Retained
(In Millions)                               Value        Par Value      at Cost        sation     Earnings        Total
Balances at December 31, 1995               $16.7           $155.4       $(71.8)        $(3.6)      $115.8       $212.5
Net loss for the three months
  ended March 31, 1996                                                                                (7.2)        (7.2)
Stock issued under stock plans                0.3              4.8                                                  5.1
Treasury stock purchase
  (4,466 shares)                                                           (0.1)                                   (0.1)
Employee Stock Ownership Plan
  shares allocated                                                                        0.1                       0.1
Balances at March 31, 1996                   17.0            160.2        (71.9)         (3.5)       108.6        210.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.

Three Months Ended March 31  (In Millions)                   1996       1995
Cash and cash equivalents at beginning of year              $25.8      $11.6
Cash flows from operating activities:
Net loss                                                     (7.2)     (16.3)
Adjustments to reconcile net loss to cash:
   Depreciation and amortization                             17.1       16.9
   Amortization of airframe and engine ovhls                  7.6        5.5
   Loss on disposition of assets                              0.7          -
   Decrease in deferred income taxes                         (6.7)     (11.6)
   Increase in accounts receivable                          (26.6)      (7.3)
   Decrease in other current assets                          14.1        2.4
   Increase in air traffic liability                         45.5       24.3
   Increase (decrease) in other current liab.                (4.9)       3.1
   Other-net                                                  4.5       (0.6)

Net cash provided by operating activities                    44.1       16.4
Cash flows from investing activities:
Proceeds from disposition of assets                           1.0        0.1
Purchases of marketable securities                          (13.4)      (0.8)
Sales and maturities of marketable securities                48.4       32.9
Restricted deposits                                           2.5       (0.7)
Additions to property and equipment                         (20.5)     (21.5)

Net cash provided by investing activities                    18.0       10.0
Cash flows from financing activities:
Proceeds from short-term borrowings                             -        4.0
Repayment of short-term borrowings                          (65.9)     (25.0)
Proceeds from sale and leaseback transactions                57.4          -
Long-term debt and capital lease payments                   (19.7)     (12.8)
Proceeds from issuance of common stock                        4.9          -

Net cash used in financing activities                       (23.3)     (33.8)
Net increase (decrease) in cash and cash equivalents         38.8       (7.4)
Cash and cash equivalents at end of year                     64.6        4.2
Supplemental disclosure of cash paid (received) during the period for:
  Interest (net of amount capitalized)                        9.0       10.7
  Income taxes (refunds)                                     (0.8)      (2.0)
Noncash investing and financing activities                   None       None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE THREE MONTHS ENDED MARCH 31, 1996
Alaska Air Group, Inc.

Note 1.	Commitments (See Note 5 to Consolidated Financial Statements at
        December 31, 1995)
During the first quarter of 1996, Alaska's lease commitments increased approximately $96 million due to the sale and leaseback of two B737-400 aircraft under 18-1/2-year operating leases.

                                                       Airline Financial and Statistical Data
Quarter Ended March 31
                                                       Alaska Airlines                        Horizon Air
                                                                           %                                   %
Financial Data (in millions):                    1996        1995      Change          1996      1995      Change
Operating Revenues:
Passenger                                      $245.1      $200.0       22.6          $69.0     $59.4       16.2
Freight and mail                                 18.7        18.6        0.5            2.7       2.5        8.0
Other - net                                      16.6        14.1       17.7            0.8       0.9      (11.1)

Total Operating Revenues                        280.4       232.7       20.5           72.5      62.8       15.4

Operating Expenses:
Wages and benefits                               91.5        79.1       15.7           22.7      20.7        9.7
Aircraft fuel                                    42.8        33.1       29.3            7.6       6.1       24.6
Aircraft maintenance                             13.6        11.9       14.3            9.9       8.8       12.5
Aircraft rent                                    35.6        33.3        6.9            8.6       8.5        1.2
Commissions                                      19.6        15.8       24.1            4.9       4.5        8.9
Depreciation and amortization                    14.2        14.7       (3.4)           2.8       2.2       27.3
Landing fees and other rentals                   11.9        10.9        9.2            3.1       3.1
Other                                            54.5        48.1       13.3           13.8      12.7        8.7

Total Operating Expenses                        283.7       246.9       14.9           73.4      66.6       10.2

Operating Loss                                   (3.3)      (14.2)                     (0.9)     (3.8)

Interest income                                   2.6         1.5
Interest expense                                 (8.9)      (10.5)                     (0.1)     (0.2)
Other - net                                       0.3         0.4                      (0.6)
                                                 (6.0)       (8.6)                     (0.7)     (0.2)

Loss before income tax credit                   $(9.3)     $(22.8)                    $(1.6)    $(4.0)

Operating Statistics:
Revenue passengers (000)                         2,576       2,096      22.9             907       864       5.0
RPM's (000,000)                                  2,126       1,793      18.6             209       186      12.2
ASM's (000,000)                                  3,500       3,182      10.0             354       323       9.5
Passenger load factor                            60.7%       56.4%    4.3 pts          59.1%     57.7%    1.4 pts
Breakeven load factor                            64.2%       64.4%   (0.2)pts          60.0%     62.0%   (2.0)pts
Yield per passenger mile                        11.53c      11.15c       3.4          33.02c    31.87c       3.6
Operating expenses per ASM                       8.10c       7.76c       4.4          20.73c    20.60c       0.6
Fuel cost per gallon                             68.5c       60.1c      14.1           73.6c     64.6c      14.0
Average number of employees                      7,297       6,681       9.2           2,840     2,806       1.2
Aircraft utilization(block hours)                10.9        10.4        4.9            7.6       8.1       (5.7)
Operating fleet at period-end                       74          72       2.8              62        67      (7.5)

c=cents