Form 10-Q
period 1996-06-30
ALASKA AIR GROUP INC
filed 1996-08-01
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                 FORM 10-Q

(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996.
                                    OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

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

  The registrant has 14,465,600 common shares, par value $1.00, outstanding at June 30, 1996.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheets as of June 30, 1996 and December 31, 1995; (ii) consolidated statements of income for the quarters and six months ended June 30, 1996 and 1995; (iii) consolidated statement of shareholders' equity for the six months ended June 30, 1996; and, (iv) consolidated statements of cash flows for the six months ended June 30, 1996 and 1995. Also attached are the accompanying notes to the Company's consolidated financial statements that have changed significantly during the six months ended June 30, 1996. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1995, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

Air Group is a holding company incorporated in Delaware in 1985. Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Second Quarter 1996 Compared with Second Quarter 1995 The consolidated net income for the second quarter of 1996 was $18.0 million, or $1.24 per share ($.88 per share fully diluted), compared with net income of $7.0 million, or $.52 per share ($.48 per share fully diluted), in 1995. Operating income for the second quarter of 1996 was $39.7 million compared to $24.5 million for 1995. The larger operating income reflects higher passenger load factors and yields at both Alaska and Horizon. Airline financial and statistical data is shown following the Air Group financial statements. A discussion of this data follows.

Alaska Airlines Operating revenues increased 16.6% to $341.6 million. Passenger revenues, which accounted for 89% of total operating revenues, increased 19.1% on a 16.8% rise in passenger traffic. Capacity increased 8.9%, primarily due to more flying in the Alaska, Nevada and Mexico markets. Selective reductions in capacity in the Pacific Northwest to the Bay Area and to Southern California markets helped boost load factors by over 10 percentage points in those markets, while the system load factor increased 4.4 points from 61.3% in 1995 to 65.7% in 1996. Passenger yields, reflecting an improved balance between supply and demand for air travel on the West Coast, continued the trend of the first quarter and rose 2.0% to 12.09 cents in 1996.

Freight and mail revenues experienced a relatively modest growth of 1.8%, reflecting increased competition in the Alaska markets. Other-net revenues experienced a modest decline due to decreased revenues from providing services to other airlines.
The table below shows the major operating expense elements on a cost per available seat mile (ASM) basis for Alaska for the second quarters of 1996 and 1995.

Alaska Airlines                   Operating Expenses Per ASM (In Cents)
                                                                      %
                                1996      1995         Change    Change
Wages and benefits                2.49      2.48        .01           -
Aircraft fuel                     1.30      1.06        .24          23
Aircraft maintenance               .37       .33        .04          12
Aircraft rent                      .96       .98       (.02)         (2)
Commissions                        .62       .57        .05           9
Depreciation & amortization        .36       .42       (.06)        (14)
Landing fees and other rentals     .33       .34       (.01)         (3)
Other                             1.56      1.52        .04           3
Alaska Airlines Total             7.99      7.70        .29           4

Alaska's higher unit costs were primarily due to higher fuel prices and heavier passenger loads. Significant unit cost changes are discussed below.

Fuel expense per ASM increased 23%, due to a 21% increase in the price of fuel. Approximately one third of the fuel price increase was due to a 4.3 cent Federal excise tax on domestic fuel consumption that began October 1, 1995. Pending legislation in Congress to extend the exemption from this tax has not been acted upon to date.

Maintenance expense per ASM increased 12% primarily due to higher amortization of major airframe and engine overhaul costs.

Commission expense per ASM increased 9% because passenger revenues, upon which commissions are paid, increased 19% or approximately 9 percentage points over the 9% ASM growth.

Depreciation and amortization expense per ASM decreased 14% due to the sale (and leaseback) of two aircraft at the end of the first quarter and a 6% increase in aircraft utilization.

Other expense per ASM increased 3% primarily due to higher costs related to heavier passenger loads, such as booking fees, communications charges and credit card commissions.

Horizon Air Operating revenues increased 9.3% to $76.7 million. Passenger revenues, which accounted for 95% of total operating revenues, increased 9.4% on less than a one percent rise in passenger traffic. Capacity decreased 1.3% primarily due to less flying in the lower-yield Seattle-Spokane and Portland-Spokane markets. These actions helped boost passenger yields 8.8% to 35.09 cents in 1996. The system load factor increased 1.2 points from 57.3% in 1995 to 58.5% in 1996,

The table below shows the major operating expense elements on a cost per ASM basis for Horizon for the second quarters of 1996 and 1995.

Horizon Air                       Operating Expenses Per ASM (In Cents)
                                                                      %
                                1996      1995         Change    Change
Wages and benefits                6.39      5.98        .41           7
Aircraft fuel                     2.22      1.84        .38          21
Aircraft maintenance              2.90      2.29        .61          27
Aircraft rent                     2.42      2.38        .04           2
Commissions                       1.34      1.37       (.03)         (2)
Depreciation & amortization        .83       .64        .19          30
Landing fees and other rentals     .90       .91       (.01)         (1)
Other                             3.77      3.68        .09           2
Horizon Air Total                20.77     19.09       1.68           9

Horizon's unit costs increased 9% primarily due to: (a) 22% higher fuel prices; (b) increased maintenance expense on Dash 8 aircraft, which now average 8 years in age; and (c) more depreciation expense on aircraft improvements.

Consolidated Other Income (Expense) Non-operating expense decreased $4.8 million to $6.8 million primarily due to lower interest rates on variable debt and smaller average debt balances. Interest income increased $1.0 million primarily due to higher average cash balances during the quarter.

Six Months 1996 Compared with Six Months 1995 The consolidated net income for the six months ended June 30, 1996 was $10.8 million, or $.76 per share ($.66 per share fully diluted), compared with a net loss of $9.3 million, or $.70 per share, in 1995. Operating income for the first half of 1996 was $35.2 million compared to $6.2 million for 1995. A discussion of operating revenues and expenses for the two airlines follows.

Alaska Airlines Operating revenues increased 18.3% to $622.0 million, primarily due to a 17.6% rise in passenger traffic. Capacity increased 9.4%, primarily due to increases in the Alaska, Arizona and Nevada markets. The load factor increased 4.4 points from 58.9% in 1995 to 63.3% in 1996. Passenger yields rose 2.6% to 11.83 cents in 1996, reflecting an improved balance between supply and demand for air travel on the West Coast.

Operating expenses increased 13.8% to $587.8 million on a capacity increase of 9.4%. Unit costs increased 4.0%, generally for the same reasons as noted above in the second quarter comparison.

Horizon Air Operating revenues increased 12.1% to $149.1 million, due to a 6.1% rise in passenger traffic combined with a 4.8% increase in passenger yield. Capacity increased 3.8%, while load factor rose 1.3 points from 57.5% in 1995 to 58.8% in 1996.

Operating expenses increased 8.7% to $147.2 million on a capacity increase of 3.8%. Unit costs increased 4.8%, generally for the same reasons as noted above in the second quarter comparison.

Other Income (Expense) Non-operating expense decreased $7.4 million to $15.8 million for the same reasons as noted above in the second quarter comparison.

Income Tax Expense Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it very difficult to estimate full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 44.3% tax rate for the first half of 1996, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 49.1% tax rate used for full year 1995. This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                       June 30, 1996     December 31, 1995       Change
(In millions, except debt-to-equity and per share amounts)

Cash and market securities    $ 105.1              $ 135.1       $ (30.0)
Working capital (deficit)      (129.8)              (106.4)        (23.4)
Long-term debt and
  capital lease obligations     483.7                522.4         (38.7)
Shareholders' equity            244.7                212.5          32.2

Book value per common share   $16.92               $ 15.67       $ 1.25

Debt-to-equity               66%:34%               71%:29%           NA


The Company's cash and marketable securities portfolio decreased by $30 million during the first six months of 1996. Operating activities provided $139 million of cash during this period. Additional cash was provided by the sale and leaseback of two B737-400 aircraft ($57 million) and proceeds received from the issuance of common stock ($21 million). Cash was used for the purchase of two new MD-83 aircraft, one used B737-400 aircraft, one previously leased B737-200C, airframe and engine overhauls and other capital expenditures ($140 million), repayment of short-term borrowings ($66 million), and the repayment of debt ($48 million).

The working capital deficit increased by $23 million primarily due to the aircraft purchases.

Shareholders' equity increased by $32 million due to the net income of $11 million and the issuance of $21 million of common stock under stock plans.

PART II.  OTHER INFORMATION
ITEM 4.  Submission of Matters to a Vote of Security Holders
(a)Air Group's annual meeting of stockholders was held on May 21, 1996.
(b)                    Not applicable.
(c)Three directors were elected with the following results:
                                        Votes Against           Broker
    Director         Votes For           or Withheld          Non-Votes
     B.I. Mallott   12,198,856             394,023                   0
     R.L. Parker,Jr.12,198,768             394,111                   0
     R.A. Wien      12,197,701             395,178                   0

  The 1996 Long-Term Incentive Equity Plan was approved with 11,351,903 votes for, 1,159,296 votes against, and 81,860 votes abstaining.

  The authorization to increase common stock from 30 million to 50 million shares was approved with 11,359,371 votes for, 1,191,264 votes against, and 42,244 votes abstaining.

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

During the second quarter 1996, Air Group received approximately $11 million from issuance of 410,000 common shares as a result of management employees exercising investment options at $27 per share. Air Group could receive another $50 million and issue 1,864,000 additional common shares if all the investment options were exercised. These events would likely result in a reduction in the working capital deficit, an increase in shareholders' equity and book value per share, a reduction in the debt-to-equity ratio and a modest dilution of earnings per share.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)Exhibit 11 - Statement regarding computation of per-share earnings.
   Exhibit 27 - Financial data schedule.
(b)No reports on Form 8-K were filed during the second quarter of 1996.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  July 29, 1996


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer

/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

ASSETS
                                                        June 30,     Dec. 31,
(In Millions)                                               1996         1995
Current Assets
Cash and cash equivalents                                  $53.0        $25.8
Marketable securities                                       52.1        109.3
Receivables - net                                           89.2         88.5
Inventories and supplies                                    46.0         44.8
Prepaid expenses and other assets                           83.4         70.0
Total Current Assets                                       323.7        338.4

Property and Equipment
Flight equipment                                           915.1        845.9
Other property and equipment                               224.6        219.1
Deposits for future flight equipment                        24.6         40.7
                                                         1,164.3      1,105.7
Less accumulated depreciation and amortization             334.5        312.8
                                                           829.8        792.9
Capital leases
Flight and other equipment                                  44.4         44.4
Less accumulated amortization                               24.3         23.3
                                                            20.1         21.1
Total Property and Equipment - Net                         849.9        814.0


Intangible Assets - Subsidiaries                            62.6         63.6


Other Assets                                                88.6         97.4


Total Assets                                            $1,324.8     $1,313.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                        June 30,     Dec. 31,
(In Millions)                                               1996         1995
Current Liabilities
Accounts payable                                           $66.5        $69.2
Accrued aircraft rent                                       50.1         44.1
Accrued wages, vacation and payroll taxes                   46.9         45.8
Other accrued liabilities                                   58.6         55.7
Short-term borrowings
(Interest rate: 1995 - 6.2%)                                   -         65.9
Air traffic liability                                      201.0        124.4
Current portion of long-term debt and
  capital lease obligations                                 30.4         39.7
Total Current Liabilities                                  453.5        444.8

Long-Term Debt and Capital Lease Obligations               483.7        522.4
Other Liabilities and Credits
Deferred income taxes                                       48.1         41.0
Deferred income                                             19.0         20.0
Other liabilities                                           75.8         72.7
                                                           142.9        133.7
Shareholders' Equity
Common stock, $1 par value
  Authorized:      50,000,000 shares
  Issued: 1996 -  17,214,150 shares
          1995 -  16,718,684 shares                         17.2         16.7
  Capital in excess of par value                           166.7        155.4
  Treasury stock, at cost:
  1996-2,748,550; 1995-3,153,608 shares                    (62.6)       (71.8)
Deferred compensation                                       (3.2)        (3.6)
Retained earnings                                          126.6        115.8
                                                           244.7        212.5
Total Liabilities and Shareholders' Equity               1,324.8      1,313.4

See accompanying notes to consolidated financial statements.




CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.

Three Months Ended June 30
(In Millions except Per share Amounts)                      1996         1995
Operating Revenues
Passenger                                                 $374.2       $320.8
Freight and mail                                            24.9         24.4
Other - net                                                 17.6         17.0
Total Operating Revenues                                   416.7        362.2
Operating Expenses
Wages and benefits                                         117.5        108.5
Aircraft fuel                                               57.3         43.9
Aircraft maintenance                                        24.6         19.7
Aircraft rent                                               45.2         43.0
Commissions                                                 26.9         25.0
Depreciation and amortization                               16.8         17.0
Landing fees and other rentals                              15.7         15.1
Other                                                       73.0         65.5
Total Operating Expenses                                   377.0        337.7
Operating Income                                            39.7         24.5
Other Income (Expense)
Interest income                                              2.9          2.0
Interest expense                                            (9.8)       (13.1)
Loss on disposition of assets                               (0.1)        (0.7)
Other - net                                                  0.2          0.2
                                                            (6.8)       (11.6)
Income before income tax                                    32.9         12.9
Income tax expense                                          14.9          5.9
Net Income                                                 $18.0         $7.0

Primary Earnings Per Share                                 $1.24        $0.52
Fully Diluted Earnings Per Share                           $0.88        $0.48
Shares used for computation:
  Primary                                                   14.5         13.4
  Fully diluted                                             22.7         19.3

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.

Six Months Ended June 30
(In Millions except Per share Amounts)                      1996         1995
Operating Revenues
Passenger                                                 $686.8       $580.2
Freight and mail                                            46.3         45.5
Other - net                                                 35.0         31.1
Total Operating Revenues                                   768.1        656.8
Operating Expenses
Wages and benefits                                         231.8        208.3
Aircraft fuel                                              107.8         83.1
Aircraft maintenance                                        48.1         40.3
Aircraft rent                                               89.3         84.7
Commissions                                                 49.9         45.3
Depreciation and amortization                               34.0         33.9
Landing fees and other rentals                              30.7         29.0
Other                                                      141.3        126.0
Total Operating Expenses                                   732.9        650.6
Operating Income                                            35.2          6.2
Other Income (Expense)
Interest income                                              5.5          3.3
Interest expense                                           (20.9)       (26.4)
Loss on disposition of assets                               (0.8)        (0.7)
Other - net                                                  0.4          0.6
                                                           (15.8)       (23.2)
Income (loss) before income tax                             19.4        (17.0)
Income tax expense (credit)                                  8.6         (7.7)
Net Income (Loss)                                          $10.8        $(9.3)

Primary Earnings (Loss) Per Share                          $0.76       $(0.70)
Fully Diluted Earnings Per Share                           $0.66           AD
Shares used for computation:
  Primary                                                   14.2         13.4
  Fully diluted                                             22.4         19.2
AD = anti-dilutive
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS'
Alaska Air Group, Inc.

                                                   Common Stock
                                                        Capital in     Treasury      Deferred
                                           $1 Par        Excess of        Stock       Compen-     Retained
(In Millions)                               Value        Par Value      at Cost        sation     Earnings        Total
Balances at December 31, 1995               $16.7           $155.4       $(71.8)        $(3.6)      $115.8       $212.5
Net income for the six months
  ended June 30, 1996                                                                                 10.8         10.8
Stock issued under stock plans                0.5              9.6                                                 10.1
Treasury stock purchase
  (4,466 shares)                                                           (0.1)                                   (0.1)
Treasury stock sold
  (409,524 shares)                                             1.7          9.3                                    11.0
Employee Stock Ownership Plan
  shares allocated                                                                        0.4                       0.4
Balances at June 30, 1996                   $17.2           $166.7       $(62.6)        $(3.2)      $126.6       $244.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.

Six Months Ended June 30  (In Millions)                       1996       1995
Cash and cash equivalents at beginning of period             $25.8      $11.6
Cash flows from operating activities:
Net income (loss)                                             10.8       (9.3)
Adjustments to reconcile net income (loss) to cash:
   Depreciation and amortization                              34.0       33.9
   Amortization of airframe and engine overhauls              16.2       12.2
   Loss on disposition of assets                               0.8        0.6
   Increase (decrease) in deferred income taxes                7.1       (5.8)
   Increase in accounts receivable                            (0.7)     (19.7)
   Increase in other current assets                          (14.6)      (0.1)
   Increase in air traffic liability                          76.5       52.1
   Increase in other current liabilities                       7.4       11.8
   Other-net                                                   1.7       (1.2)

Net cash provided by operating activities                    139.2       74.5
Cash flows from investing activities:
Proceeds from disposition of assets                            3.8        1.5
Purchases of marketable securities                           (13.4)     (42.5)
Sales and maturities of marketable securities                 70.6       33.8
Restricted deposits                                            1.5       (1.7)
Flight equipment deposits returned                             1.1        8.9
Additions to flight equipment deposits                        (0.6)         -
Additions to property and equipment                         (139.4)     (35.0)

Net cash used in investing activities                        (76.4)     (35.0)
Cash flows from financing activities:
Proceeds from short-term borrowings                             -         4.0
Repayment of short-term borrowings                           (65.9)     (29.0)
Proceeds from sale and leaseback transactions                 57.4          -
Proceeds from issuance of long-term debt                        -       128.8
Long-term debt and capital lease payments                    (48.0)     (26.9)
Proceeds from issuance of common stock                        10.0        0.6
Proceeds from sale of treasury stock                          10.9          -

Net cash provided by (used in) financing activities          (35.6)      77.5
Net increase in cash and cash equivalents                     27.2      117.0
Cash and cash equivalents at end of period                   $53.0     $128.6
Supplemental disclosure of cash paid (received) during the period for:
  Interest (net of amount capitalized)                       $26.8      $28.1
  Income taxes (refunds)                                      (0.8)      (1.9)
Noncash investing and financing activities                    None       None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE SIX MONTHS ENDED JUNE 30, 1996
Alaska Air Group, Inc.

Note 1. Commitments (See Note 5 to Consolidated Financial Statements at December 31, 1995)
During the first quarter of 1996, Alaska's lease commitments increased approximately $96 million due to the sale and leaseback of two B737-400 aircraft under 18-1/2-year operating leases.

Alaska Airlines Financial and Statistical Data
                                                 Quarter Ended June 30                   Six Months Ended June 30
                                                                           %                                       %
Financial Data (in millions):                    1996        1995      Change            1996        1995      Change
Operating Revenues:
Passenger                                      $302.7      $254.1       19.1           $547.8      $454.1       20.6
Freight and mail                                 22.1        21.7        1.8             40.8        40.3        1.2
Other - net                                      16.8        17.1       (1.8)            33.4        31.2        7.1

Total Operating Revenues                        341.6       292.9       16.6            622.0       525.6       18.3

Operating Expenses:
Wages and benefits                               94.8        86.9        9.1            186.3       166.0       12.2
Aircraft fuel                                    49.5        37.2       33.1             92.3        70.3       31.3
Aircraft maintenance                             14.3        11.4       25.4             27.9        23.3       19.7
Aircraft rent                                    36.6        34.4        6.4             72.1        67.6        6.7
Commissions                                      23.7        20.0       18.5             43.3        35.8       20.9
Depreciation and amortization                    13.8        14.6       (5.5)            28.0        29.3       (4.4)
Landing fees and other rentals                   12.5        11.8        5.9             24.4        22.7        7.5
Other                                            59.0        53.1       11.1            113.5       101.3       12.0

Total Operating Expenses                        304.2       269.4       12.9            587.8       516.3       13.8

Operating Income                                 37.4        23.5       59.1             34.2         9.3      267.7

Interest income                                   3.0         2.1                         5.7         3.6
Interest expense                                 (7.6)      (10.2)                      (16.5)      (20.7)
Other - net                                       0.3        (0.3)                        0.4         0.1
                                                 (4.3)       (8.4)                      (10.4)      (17.0)

Income (Loss) Before Income Tax                 $33.1       $15.1                       $23.8       $(7.7)

Operating Statistics:
Revenue passengers (000)                        3,005       2,499       20.3            5,581       4,595       21.5
RPM's (000,000)                                 2,504       2,143       16.8            4,630       3,937       17.6
ASM's (000,000)                                 3,809       3,498        8.9            7,309       6,680        9.4
Passenger load factor                            65.7%       61.3%    4.4 pts            63.3%       58.9%    4.4 pts
Breakeven load factor                            58.2%       57.4%    0.8 pts            60.9%       60.5%    0.4 pts
Yield per passenger mile                        12.09c      11.85c       2.0            11.83c      11.53c       2.6
Operating revenue per ASM                        8.97c       8.37c       7.1             8.51c       7.87c       8.1
Operating expenses per ASM                       7.99c       7.70c       3.7             8.04c       7.73c       4.0
Fuel cost per gallon                             73.7c       60.9c      21.0             71.2c       60.5c      17.7
Average number of employees                     7,511       6,907        8.7            7,404       6,794        9.0
Aircraft utilization (block hours)               11.5        10.8        6.3             11.2        10.6        5.6
Operating fleet at period-end                      76          74        2.7               76          72        5.6
c=cents

Horizon Air Financial and Statistical Data
                                                 Quarter Ended June 30      %            Six Months Ended June 30   %
Financial Data (in millions):                    1996        1995      Change            1996        1995      Change
Operating Revenues:
Passenger                                       $73.0       $66.7        9.4           $142.1      $126.1       12.7
Freight and mail                                  2.8         2.7        3.7              5.5         5.2        5.8
Other - net                                       0.9         0.8       12.5              1.5         1.7      (11.8)

Total Operating Revenues                         76.7        70.2        9.3            149.1       133.0       12.1

Operating Expenses:
Wages and benefits                               22.7        21.6        5.1             45.5        42.3        7.6
Aircraft fuel                                     7.9         6.7       17.9             15.5        12.7       22.0
Aircraft maintenance                             10.3         8.3       24.1             20.2        17.0       18.8
Aircraft rent                                     8.6         8.6                        17.2        17.1        0.6
Commissions                                       4.8         4.9       (2.0)             9.6         9.5        1.1
Depreciation and amortization                     3.0         2.3       30.4              5.8         4.5       28.9
Landing fees and other rentals                    3.2         3.3       (3.0)             6.3         6.3
Other                                            13.5        13.1        3.1             27.1        26.0        4.2

Total Operating Expenses                         74.0        68.8        7.6            147.2       135.4        8.7

Operating Income (Loss)                           2.7         1.4       92.9              1.9        (2.4)        NM

Interest income                                                                           0.1
Interest expense                                 (0.2)       (0.2)                       (0.3)       (0.4)
Other - net                                       0.1        (0.1)                       (0.7)        0.0
                                                 (0.1)       (0.3)                       (0.9)       (0.4)

Income (Loss) Before Income Tax                  $2.6        $1.1                        $1.0       $(2.8)

Operating Statistics:
Revenue passengers (000)                          920         948       (2.9)           1,828       1,812        0.9
RPM's (000,000)                                   208         207        0.6              417         393        6.1
ASM's (000,000)                                   356         361       (1.3)             710         684        3.8
Passenger load factor                            58.5%       57.3%    1.2 pts            58.8%       57.5%    1.3 pts
Breakeven load factor                            56.2%       56.2%                       58.1%       58.9%   (0.8)pts
Yield per passenger mile                        35.09c      32.25c       8.8            34.06c      32.07c       6.2
Operating revenue per ASM                       21.54c      19.47c      10.6            21.01c      19.45c       8.0
Operating expenses per ASM                      20.77c      19.09c       8.8            20.75c      19.80c       4.8
Fuel cost per gallon                             77.5c       63.8c      21.6             75.5c       64.1c      17.8
Average number of employees                     2,832       2,900       (2.3)           2,836       2,853       (0.6)
Aircraft utilization (block hours)                7.7         8.1       (4.5)             7.7         8.1       (5.1)
Operating fleet at period-end                      59          68      (13.2)              59          68      (13.2)
c=cents