Form 10-Q
period 1996-09-30
ALASKA AIR GROUP INC
filed 1996-11-07
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

           Delaware	91-1292054
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes. No.

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	The registrant has 14,466,550 common shares, par value $1.00, outstanding at September 30, 1996.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheets as of September 30, 1996 and December 31, 1995; (ii) consolidated statements of income for the quarters and nine months ended September 30, 1996 and 1995; (iii) consolidated statement of shareholders' equity for the nine months ended September 30, 1996; and, (iv) consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995. Also attached are the accompanying notes to the Company's consolidated financial statements that have changed significantly during the nine months ended September 30, 1996. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1995, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

Air Group is a holding company incorporated in Delaware in 1985. Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS
Third Quarter 1996 Compared with Third Quarter 1995
The consolidated net income for the third quarter of 1996 was $32.8 million, or $2.25 per share ($1.53 per share fully diluted), compared with net income of $27.4 million, or $2.01 per share ($1.30 per share fully diluted), in 1995. Operating income for the third quarter of 1996 was $63.0 million compared to $61.9 million for 1995. The 1996 quarter included $8.3 million for estimated employee profit sharing expense (compared to zero for 1995) and a $3.6 million gain on sale of assets (compared to a $0.7 million loss in 1995). Excluding these items, operating income increased $5.1 million reflecting higher passenger load factors at Alaska Airlines. Airline financial and statistical data is shown following the Air Group financial statements. A discussion of this data follows.

Alaska Airlines Operating revenues increased 11.7% to $382.8 million. Passenger revenues, which accounted for 90% of total operating revenues, increased 13.5% on a 14.5% rise in passenger traffic. Capacity increased 7.0%, primarily due to more flying in the Alaska, Mexico and Nevada markets. Essentially all markets experienced increases in load factors, while the system load factor increased 4.6 points from 66.0% in 1995 to 70.6% in 1996. System passenger yields were down 0.8% reflecting lower fares in the Alaska and Mexico markets, offset by higher fares in the California markets.

Freight and mail revenues decreased 3.0%, reflecting increased competition in the Alaska markets. Other-net revenues decreased 1.2% due to lower revenues from providing services to other airlines.

The table below shows the major operating expense elements on a cost per available seat mile (ASM) basis for Alaska for the third quarters of 1996 and 1995.

Alaska Airlines	Operating Expenses Per ASM (In Cents)
                              		1996    	1995   	Change    %	Change
Wages and benefits             	2.44	    2.41      	.03          	1
Employee profit sharing         	.19      		-      	.19         	NM
Aircraft fuel	                  1.38    	1.08	      .30         	28
Aircraft maintenance            	.32     	.31      	.01          	3
Aircraft rent	                   .88     	.91     	(.03)        	(3)
Commissions                     	.63     	.56      	.07         	13
Depreciation & amortization	     .35     	.38     	(.03)        	(8)
Loss (gain) on sale of assets	  (.09)    	.02     	(.11)        	NM
Landing fees and other rentals	  .32	     .32        	-           -
Other	                          1.53	    1.52      	.01          	1
Alaska Airlines Total	          7.95    	7.51      	.44         	 6
NM = Not Meaningful
Alaska's higher unit costs were primarily due to employee profit sharing and higher fuel prices.  Significant unit cost changes are discussed below.

Estimated profit sharing expense increased the cost per ASM by .19 cents. Actual profit sharing is based on full year results. Hence, this expense item for full year 1996 could change depending on fourth quarter results. For purposes of estimating profit sharing, the income for the fourth quarter of 1996 was assumed to be comparable to the fourth quarter of 1995. This is an assumption, not a forecast, and using this assumption, Alaska is fully accrued for estimated 1996 profit sharing expense as of September 30, 1996.

Fuel expense per ASM increased 28%, due to a 27% increase in the price of fuel. Approximately one fourth of the fuel price increase was due to a 4.3 cent Federal excise tax on domestic fuel consumption that began October 1, 1995.

Commission expense per ASM increased 13% because passenger revenues, upon which commissions are paid, increased more than ASM growth. Commission expense as a percentage of passenger revenue was 7.4% in 1996 compared to 7.1% in 1995.

Depreciation and amortization expense per ASM decreased 8% due to the sale (and leaseback) of two aircraft at the end of the first quarter and a 4% increase in aircraft utilization.

The gain on sale of assets in 1996 is primarily due to the sale of a jet aircraft. A new accounting standard requires that gains or losses on long-lived assets be included in operating income.

Horizon Air Operating revenues increased 7.8% to $83.9 million. Passenger revenues, which accounted for 96% of total operating revenues, increased 8.9% on a 0.3 percent rise in passenger traffic. Capacity increased slightly, primarily due to new flying in the Seattle-Edmonton and Boise-San Jose markets, offset by less flying in the lower-yield Seattle-Spokane and Portland-Spokane markets. These actions helped boost passenger yields 8.5% to 33.7 cents in 1996. The 61.7% system load factor remained the same as in 1995.

The table below shows the major operating expense elements on a cost per ASM basis for Horizon for the third quarters of 1996 and 1995.

Horizon Air	Operating Expenses Per ASM (In Cents)

	                              	1996    	 1995	    Change	   % Change
Wages and benefits             	6.12     	5.69       	.43          	8
Employee profit sharing	         .18	       	-       	.18         	NM
Aircraft fuel	                  2.29     	1.88       	.41         	22
Aircraft maintenance	           2.75     	2.30       	.45         	20
Aircraft rent                  	2.36     	2.27       	.09          	4
Commissions	                    1.34     	1.32	       .02          	2
Depreciation & amortization     	.68	      .59       	.09         	15
Loss (gain) on sale of assets	   .04      	.01	       .03         	NM
Landing fees and other rentals  	.88	      .87	       .01	          1
Other	                          3.51	     3.51         	-           -
Horizon Air Total             	20.15    	18.44      	1.71         	 9
NM = Not Meaningful
Horizon's unit costs increased 9% primarily due to: (a) employee profit sharing and higher wage rates; (b) 23% higher fuel prices; (c) increased maintenance expense on Dash 8 aircraft, which now average 8 years in age;
and (d) more depreciation expense on aircraft improvements.

Consolidated Other Income (Expense) Non-operating expense decreased from $11.6 million to $6.4 million primarily due to lower interest rates on variable debt and smaller average debt balances. The 1995 period included a $2.2 million write-off of capitalized debt issuance costs for the 7-1/4% zero coupon notes that were redeemed in August 1995.

Nine Months 1996 Compared with Nine Months 1995
The consolidated net income for the nine months ended September 30, 1996 was $43.6 million, or $3.06 per share ($2.22 per share fully diluted), compared with net income of $18.0 million, or $1.34 per share ($1.22 per share fully diluted), in 1995. Operating income for the first nine months of 1996 was $97.4 million compared to $67.4 million for 1995. A discussion of operating revenues and expenses for the two airlines follows.

Alaska Airlines Operating revenues increased 15.7% to $1.005 billion, primarily due to a 16.4% rise in passenger traffic. Capacity increased 8.5%, primarily due to increases in the Alaska, Nevada and Mexico markets. The load factor increased 4.4 points from 61.5% in 1995 to 65.9% in 1996. Passenger yields rose 1.2% to 11.86 cents in 1996, reflecting an improved balance between supply and demand for air travel on the West Coast.

Operating expenses increased 13.6% to $913.8 million on a capacity increase of 8.5%. Unit costs increased 4.7%, generally for the same reasons as noted above in the third quarter comparison.

Horizon Air Operating revenues increased 10.5% to $233.0 million, due to a 3.9% rise in passenger traffic combined with a 7.1% increase in passenger yield. Capacity increased 2.5%, while load factor rose 0.8 points from 59.0% in 1995 to 59.8% in 1996.

Operating expenses increased 9.2% to $225.8 million on a capacity increase of 2.5%. Unit costs increased 6.6%, generally for the same reasons as noted above in the third quarter comparison.

Consolidated Other Income (Expense) Non-operating expense decreased from $34.2 million to $21.4 million generally for the same reasons as noted above in the third quarter comparison.

Income Tax Expense Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it very difficult to estimate full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 42.6% tax rate for the first nine months of 1996, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 49.1% tax rate used for full year 1995. This rate is evaluated each quarter and adjustments are made if necessary.

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.
                          	Sep 30, 1996	  Dec 31, 1995	      Change
(In millions, except debt-to-equity and per share amounts)

Cash and marketable securities 	$	131.3	       $	135.1	      $	(3.8)
Working capital (deficit)	      	(114.0)	      	(106.4)      		(7.6)
Long-term debt and
  capital lease obligations	     	452.9	         522.4      		(69.5)
Shareholders' equity	             277.7        		212.5       		65.2

Book value per common share     	$	19.20      	$	15.67       	$	3.53

Debt-to-equity                  	62%:38%       	71%:29%           NA

The Company's cash and marketable securities portfolio decreased by $4 million during the first nine months of 1996. Operating activities provided $222 million of cash during this period. Additional cash was provided by the sale and leaseback of three B737-400 aircraft ($86 million), the sale of one MD-80 aircraft ($17 million) and proceeds received from the issuance of common stock ($21 million). Cash was used for the purchase of two new MD-83 aircraft, one used B737-400 aircraft, one previously leased B737-200C, airframe and engine overhauls and other capital expenditures ($161 million), and aircraft purchase deposits ($51 million). Cash was also used to repay $66 million of short-term borrowings and $81 million of debt (including $52 million repaid early).

Shareholders' equity increased by $65 million due to the net income of $44 million and the issuance of $21 million of common stock under stock plans. Equity increased to 38% of capital, an improvement of 9 percentage points, due to the increased equity and the early repayment of debt.

Commitments During the first nine months of 1996, Alaska's lease commitments increased approximately $141 million due to the sale and leaseback of three B737-400 aircraft. In addition, Alaska ordered 12 Boeing 737-400 aircraft along with an option to acquire 12 more. The value of the order, based on the manufacturer's list price, is about $540 million. The new B737-400s will be phased in over the next three years, with the first plane scheduled to enter the fleet in June 1997. The new planes will replace 12 older McDonnell Douglas MD-80s. Horizon ordered 25 de Havilland Dash 8-200 aircraft along with an option to acquire 45 more. The value of the order, based on the manufacturer's list price, is about $270 million. Alaska and Horizon expect to finance the new planes with either leases, long-term debt or internally generated cash.

Alaska has commitments, during the fourth quarter of 1996, to replace its $75 million credit facility with a $125 million credit facility with substantially the same terms and conditions.
PART II.  OTHER INFORMATION
ITEM 5.  Other Information
The U.S. 10% passenger ticket tax, the 6.25% cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1995. It was reinstated effective August 27, 1996 for travel through December 31, 1996.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit #10.1 - Agreement dated September 18, 1996 between Alaska
Airlines, Inc. and Boeing 	for the purchase of 12 Boeing 737-400 aircraft.
	Exhibit #10.2 - Agreement dated August 28, 1996 between Horizon Air
Industries, Inc. and 	Bombardier for the 	purchase of 25 de Havilland Dash 8-
200 aircraft.
	Exhibit 11 - Statement regarding computation of per-share earnings.
	Exhibit 27 - Financial data schedule.
# Confidential treatment has been requested as to a portion of this document.

(b)  The following reports on Form 8-K were filed during the third quarter of
1996:
	(1) Amended and Restated Right Agreement filed on August 8, 1996
	(2) Agreement to acquire 12 Boeing 737-400 aircraft and 25 de Havilland
Dash 8-200 aircraft filed 	on September 24, 1996

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  November 4, 1996


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer

/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

ASSETS
                                                         Sep 30,     Dec 31,
(In Millions)                                               1996        1995
Current Assets
Cash and cash equivalents                                  $51.9       $25.8
Marketable securities                                       79.4       109.3
Receivables - net                                           77.8        88.5
Inventories and supplies                                    46.3        44.8
Prepaid expenses and other assets                           69.6        70.0
Total Current Assets                                       325.0       338.4

Property and Equipment
Flight equipment                                           863.8       845.9
Other property and equipment                               231.8       219.1
Deposits for future flight equipment                        74.8        40.7
                                                         1,170.4     1,105.7
Less accumulated depreciation and amortization             333.1       312.8
                                                           837.3       792.9
Capital leases
Flight and other equipment                                  44.4        44.4
Less accumulated amortization                               24.9        23.3
                                                            19.5        21.1
Total Property and Equipment - Net                         856.8       814.0


Intangible Assets - Subsidiaries                            62.1        63.6


Other Assets                                                88.0        97.4


Total Assets                                            $1,331.9    $1,313.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                         Sep 30,     Dec 31,
(In Millions)                                               1996        1995
Current Liabilities
Accounts payable                                           $68.3       $69.2
Accrued aircraft rent                                       51.6        44.1
Accrued wages, vacation and payroll taxes                   57.5        45.8
Other accrued liabilities                                   64.9        55.7
Short-term borrowings                                        -          65.9
(Interest rate: 1995 - 6.2%)
Air traffic liability                                      167.9       124.4
Current portion of long-term debt and
  capital lease obligations                                 28.8        39.7
Total Current Liabilities                                  439.0       444.8

Long-Term Debt and Capital Lease Obligations               452.9       522.4
Other Liabilities and Credits
Deferred income taxes                                       64.4        41.0
Deferred income                                             18.5        20.0
Other liabilities                                           79.4        72.7
                                                           162.3       133.7
Shareholders' Equity
Common stock, $1 par value
  Authorized:      50,000,000 shares
  Issued: 1996 -  17,215,100 shares
          1995 -  16,718,684 shares                         17.2        16.7
  Capital in excess of par value                           166.7       155.4
  Treasury stock, at cost:
  1996-2,748,550; 1995-3,153,608 shares                    (62.6)      (71.8)
Deferred compensation                                       (3.0)       (3.6)
Retained earnings                                          159.4       115.8
                                                           277.7       212.5
Total Liabilities and Shareholders' Equity              $1,331.9    $1,313.4

See accompanying notes to consolidated financial statements.




CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.

Three Months Ended September 30
(In Millions except Per share Amounts)                     1996        1995
Operating Revenues
Passenger                                                 $423.0      $377.3
Freight and mail                                            25.4        26.3
Other - net                                                 16.5        16.0
Total Operating Revenues                                   464.9       419.6
Operating Expenses
Wages and benefits                                         132.4       114.2
Aircraft fuel                                               65.5        48.5
Aircraft maintenance                                        23.6        20.8
Aircraft rent                                               45.3        43.8
Commissions                                                 29.0        26.5
Depreciation and amortization                               17.0        16.9
Loss (gain) on sale of assets                               (3.6)        0.7
Landing fees and other rentals                              16.1        15.5
Other                                                       76.6        70.8
Total Operating Expenses                                   401.9       357.7
Operating Income                                            63.0        61.9
Other Income (Expense)
Interest income                                              2.6         3.4
Interest expense                                            (9.3)      (13.3)
Interest capitalized                                         0.2         0.0
Other - net                                                  0.1        (1.7)
                                                            (6.4)      (11.6)
Income before income tax                                    56.6        50.3
Income tax expense                                          23.8        22.9
Net Income                                                 $32.8       $27.4

Primary Earnings Per Share                                 $2.25       $2.01
Fully Diluted Earnings Per Share                           $1.53       $1.30
Shares used for computation:
  Primary                                                   14.6        13.6
  Fully diluted                                             22.7        23.0

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.

Nine Months Ended September 30
(In Millions except Per share Amounts)                     1996        1995
Operating Revenues
Passenger                                               $1,109.8      $957.5
Freight and mail                                            71.7        71.8
Other - net                                                 51.5        47.1
Total Operating Revenues                                 1,233.0     1,076.4
Operating Expenses
Wages and benefits                                         364.2       322.5
Aircraft fuel                                              173.3       131.6
Aircraft maintenance                                        71.7        61.1
Aircraft rent                                              134.7       128.5
Commissions                                                 78.9        71.8
Depreciation and amortization                               51.0        50.9
Loss (gain) on sale of assets                               (2.8)        1.4
Landing fees and other rentals                              46.8        44.5
Other                                                      217.8       196.7
Total Operating Expenses                                 1,135.6     1,009.0
Operating Income                                            97.4        67.4
Other Income (Expense)
Interest income                                              8.1         6.7
Interest expense                                           (30.2)      (39.7)
Interest capitalized                                         0.2         0.0
Other - net                                                  0.5        (1.2)
                                                           (21.4)      (34.2)
Income before income tax                                    76.0        33.2
Income tax expense                                          32.4        15.2
Net Income                                                 $43.6       $18.0

Primary Earnings Per Share                                 $3.06       $1.34
Fully Diluted Earnings Per Share                           $2.22       $1.22
Shares used for computation:
  Primary                                                   14.3        13.5
  Fully diluted                                             22.4        20.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.

                                                                 Common Stock
                                                                 Capital in    Treasury     Deferred
                                                         $1 Par   Excess of       Stock      Compen-    Retained
(In Millions)                                             Value   Par Value     at Cost       sation    Earnings     Total
Balances at December 31, 1995                              $16.7      $155.4      $(71.8)       $(3.6)     $115.8    $212.5
Net income for the nine months
  ended September 30, 1996                                                                                   43.6      43.6
Stock issued under stock plans                               0.5         9.6                                           10.1
Treasury stock purchase
  (4,466 shares)                                                                    (0.1)                              (0.1)
Treasury stock sold
  (409,524 shares)                                                       1.7         9.3                               11.0
Employee Stock Ownership Plan
  shares allocated                                                                                0.6                   0.6
Balances at September 30, 1996                             $17.2      $166.7      $(62.6)       $(3.0)     $159.4    $277.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.

Nine Months Ended September 30  (In Millions)              1996        1995
Cash and cash equivalents at beginning of period           $25.8       $11.6
Cash flows from operating activities:
Net income                                                  43.6        18.0
Adjustments to reconcile net income to cash:
   Depreciation and amortization                            51.0        50.9
   Amortization of airframe and engine overhauls            24.9        18.7
   Loss (gain) on disposal of assets and debt retired       (2.8)        3.2
   Increase in deferred income taxes                        23.4        17.2
   Decrease (increase) in accounts receivable               10.7       (35.5)
   Increase in other current assets                         (1.0)       (6.8)
   Increase in air traffic liability                        43.5        16.6
   Increase in other current liabilities                    27.6        33.3
   Other-net                                                 1.0        18.6

Net cash provided by operating activities                  221.9       134.2
Cash flows from investing activities:
Proceeds from disposition of assets                         23.6         2.2
Purchases of marketable securities                         (45.6)      (62.3)
Sales and maturities of marketable securities               75.4        70.2
Flight equipment deposits returned                           1.1         8.9
Additions to flight equipment deposits                     (50.9)         -
Additions to property and equipment                       (160.8)      (47.0)
Restricted deposits and other                                1.2         4.6

Net cash used in investing activities                     (156.0)      (23.4)
Cash flows from financing activities:
Proceeds from short-term borrowings                           -          4.0
Repayment of short-term borrowings                         (65.9)      (29.0)
Proceeds from sale and leaseback transactions               85.6          -
Proceeds from issuance of long-term debt                      -        128.8
Long-term debt and capital lease payments                  (80.5)     (168.9)
Proceeds from issuance of common stock                      10.1         2.6
Proceeds from sale of treasury stock                        10.9          -
Gain (loss) on debt retirement                                -         (1.8)

Net cash used in financing activities                      (39.8)      (64.3)
Net increase in cash and cash equivalents                   26.1        46.5
Cash and cash equivalents at end of period                 $51.9       $58.1
Supplemental disclosure of cash paid (received) during the period for:
  Interest (net of amount capitalized)                     $33.1       $34.7
  Income taxes (refunds)                                     6.6        (1.9)
Noncash investing and financing activities                 None        None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1996
Alaska Air Group, Inc.

Note 1.	Commitments (See Note 5 to Consolidated Financial Statements at
December 31, 1995)
During the first quarter of 1996, Alaska's lease commitments increased approximately $96 million due to the sale and leaseback of two B737-400 aircraft under 18-1/2-year operating leases. During the third quarter of 1996, Alaska's lease commitments increased approximately $45 million due to the sale and leaseback of one B737-400 aircraft under an 18-year operating lease.

During the third quarter of 1996, Horizon ordered 25 de Havilland Dash 8-200 aircraft along with an option to acquire 45 more. The value of the order, based on the manufacturer's list price, is about $270 million. During the third quarter of 1996, Alaska ordered 12 Boeing 737-400 aircraft along with an option to acquire 12 more. The value of the order, based on the manufacturer's list price, is about $540 million.

                          Alaska  Airlines Financial and Statistical Data

                              Quarter Ended Sep 30     Nine Months Ended Sep 30
                                                 %                           %
                              1996    1995   Change       1996    1995   Change
Financial Data (in millions):
Operating Revenues:
Passenger                   $344.3   $303.4    13.5     $892.1   $757.4    17.8
Freight and mail              22.6     23.3    (3.0)      63.4     63.6    (0.3)
Other - net                   15.9     16.1    (1.2)      49.3     47.4     4.0

Total Operating Revenues     382.8    342.8    11.7    1,004.8    868.4    15.7

Operating Expenses:
Wages and benefits           100.4     92.3     8.8      286.7    258.2    11.0
Employee profit sharing        7.6      0.0     NM         7.6      0.0     NM
Aircraft fuel                 56.7     41.2    37.6      148.9    111.6    33.4
Aircraft maintenance          12.9     11.9     8.4       40.8     35.2    15.9
Aircraft rent                 36.2     35.0     3.4      108.4    102.7     5.6
Commissions                   25.6     21.4    19.6       69.0     57.2    20.6
Depreciation and amort.       14.3     14.6    (2.1)      42.4     43.9    (3.4)
Loss (gain) on asset sales    (3.8)     0.7     NM        (3.6)     1.4     NM
Landing fees and other rent   13.0     12.4     4.8       37.5     35.1     6.8
Other                         62.9     58.1     8.3      176.1    159.3    10.5

Total Operating Expenses     325.8    287.6    13.3      913.8    804.6    13.6

Operating Income              57.0     55.2     3.3       91.0     63.8    42.6

Interest income                2.7      3.5                8.4      7.1
Interest expense              (7.1)   (10.0)             (23.6)   (30.7)
Interest capitalized           0.1      0.0                0.1      0.0
Other - net                    0.2      0.4                0.7      1.2
                              (4.1)    (6.1)             (14.4)   (22.4)

Income Before Income Tax     $52.9    $49.1              $76.6    $41.4

Operating Statistics:
Revenue passengers (000)      3,420    2,954   15.8       9,001    7,548   19.2
RPM's (000,000)               2,893    2,528   14.5       7,524    6,464   16.4
ASM's (000,000)               4,100    3,831    7.0      11,409   10,512    8.5
Passenger load factor         70.6%    66.0% 4.6 pts      65.9%    61.5% 4.4 pts
Breakeven load factor         59.7%    54.4% 5.3 pts      60.4%    58.1% 2.3 pts
Yield per passenger mile     11.90c   12.00c   (0.8)     11.86c   11.72c    1.2
Operating revenue per ASM     9.34c    8.95c    4.4       8.81c    8.26c    6.6
Operating expenses per ASM    7.95c    7.51c    5.8       8.01c    7.65c    4.7
Fuel cost per gallon          77.6c    61.0c   27.1       73.5c    60.7c   21.1
Average number of employees   7,877    7,243    8.8       7,562    6,944    8.9
Acft utilization (block hr)    11.9     11.4    4.3        11.4     10.9    4.9
Operating fleet at period-end    75       74    1.4          75       74    1.4
NM = Not Meaningful
c= cents

                          Horizon Air Financial and Statistical Data

                            Quarter Ended Sep 30        Nine Months Ended Sep 30
                                                 %                           %
                              1996    1995   Change       1996    1995   Change
Financial Data (in millions):
Operating Revenues:
Passenger                    $80.5    $73.9     8.9     $222.5   $200.1    11.2
Freight and mail               2.8      2.9    (3.4)       8.4      8.1     3.7
Other - net                    0.6      1.0   (40.0)       2.1      2.7   (22.2)

Total Operating Revenues      83.9     77.8     7.8      233.0    210.9    10.5

Operating Expenses:
Wages and benefits            23.7     21.9     8.2       69.2     64.3     7.6
Employee profit sharing        0.7      0.0     NM         0.7      0.0     NM
Aircraft fuel                  8.9      7.2    23.6       24.4     20.0    22.0
Aircraft maintenance          10.7      8.9    20.2       30.9     25.9    19.3
Aircraft rent                  9.1      8.8     3.4       26.3     25.8     1.9
Commissions                    5.2      5.1     2.0       14.8     14.6     1.4
Depreciation and amort.        2.6      2.3    13.0        8.5      6.8    25.0
Loss (gain) on sale of assets  0.2      0.0     NM         0.8      0.0     NM
Landing fees and other rent    3.4      3.4     0.0        9.7      9.7     0.0
Other                         13.5     13.5    (0.0)      40.5     39.6     2.3

Total Operating Expenses      78.0     71.1     9.7      225.8    206.7     9.2

Operating Income               5.9      6.7   (11.9)       7.2      4.2    71.4

Interest income                0.0      0.0                0.1      0.0
Interest expense              (0.2)    (0.2)              (0.6)    (0.6)
Interest capitalized           0.1      0.0                0.1      0.0
Other - net                    0.3     (0.0)               0.2     (0.0)
                               0.2     (0.2)              (0.2)    (0.6)

Income Before Income Tax      $6.1     $6.5               $7.0     $3.6

Operating Statistics:
Revenue passengers (000)      1,022    1,057   (3.4)      2,849    2,869   (0.7)
RPM's (000,000)                 239      238    0.3         656      631    3.9
ASM's (000,000)                 387      386    0.3       1,097    1,070    2.5
Passenger load factor         61.7%    61.7% 0.0 pts      59.8%    59.0% 0.8 pts
Breakeven load factor         56.5%    55.7% 0.8 pts      57.5%    57.8%(0.3)pts
Yield per passenger mile     33.69c   31.04c    8.5      33.92c   31.68c    7.1
Operating revenue per ASM    21.68c   20.17c    7.5      21.25c   19.71c    7.8
Operating expenses per ASM   20.15c   18.44c    9.3      20.59c   19.31c    6.6
Fuel cost per gallon          79.6c    64.5c   23.5       77.0c    64.3c   19.8
Average number of employees   2,947    2,948   (0.0)      2,873    2,885   (0.4)
Acft utilization (block hr)     8.0      8.1   (1.8)        7.8      8.1   (4.0)
Operating fleet at period-end    62       68   (8.8)         62       68   (8.8)
NM = Not Meaningful
c= cents