Form 10-K405
period 1996-12-31
ALASKA AIR GROUP INC
filed 1997-02-13
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 	1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1996
		OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from  . . . . . . . .  to  . . . . . . . .

Commission File Number 1-8957
ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

	Delaware	91-1292054
(State or other jurisdiction of incorporation or organization)	(I.R.S.
Employer Identification No.)

19300 Pacific Highway South, Seattle, Washington 98188
(Address of Principal Executive Offices)
Registrant's telephone number, including area code: (206) 431-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class           		Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value	  New York Stock Exchange
Rights to Purchase Series A
 Participating Preferred Stock	 New York Stock Exchange
6-1/2% Convertible Senior
 Debentures Due 2005           	New York Stock Exchange
6-7/8% Convertible Subordinated
 Debentures Due 2014           	New York Stock Exchange
10.21% Series B Cumulative
 Redeemable
	Preferred Stock Due 1997	      Unlisted

	As of December 31, 1996, common shares outstanding totaled 14,474,731. The aggregate market value of the common shares of Alaska Air Group, Inc.
held by nonaffiliates, 14,386,495 shares, was approximately $302 million (based on the closing price of these shares, $21.00, on the New York Stock Exchange on such date).

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

DOCUMENTS TO BE INCORPORATED BY REFERENCE
	Title of Document		Part Hereof Into Which Document to be
Incorporated
Definitive Proxy Statement Relating to 	Part III
1997 Annual Meeting of Shareholders

Exhibit Index begins on page 34.

PART I

ITEM 1.	BUSINESS

GENERAL INFORMATION
Alaska Air Group, Inc. (Air Group or the Company) is a holding company which was incorporated in Delaware in 1985. Its two principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Both subsidiaries operate as airlines. However, each subsidiary's business plan, competition and economic risks differ substantially. Alaska is a major airline, operates an all jet fleet, and its average passenger trip length is 833 miles. Horizon is a regional airline, operates jet and turboprop aircraft, and its average passenger trip is 231 miles. Business segment information is reported in the Notes to Consolidated Financial Statements. The Company's executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188. The business of the Company is somewhat seasonal. Quarterly operating income tends to peak during the third quarter.

Alaska
Alaska Airlines is an Alaska corporation which was organized in 1932 and incorporated in 1937. Alaska serves 35 cities in six states (Alaska, Washington, Oregon, California, Nevada and Arizona), one city in Canada, four cities in Mexico and four cities in Russia. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland
than any other airline.    In 1996, Alaska carried 11.8 million passengers.
Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 26% of Alaska's 1996 revenue passenger miles, West Coast traffic accounted for 66%, the Mexico markets 8% and Russia less than 1%. Based on passenger enplanements, Alaska's leading airports are Seattle, Portland, Anchorage and Los Angeles. Based on revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles and Seattle-San Diego. At December 31, 1996, Alaska's operating fleet consisted of 74 jet aircraft. The majority of Alaska flights and certain Northwest flights are dual-designated in airline computer reservation systems as Alaska Airlines and Northwest Airlines in order to facilitate feed traffic between the two airlines. Alaska Airlines also serves three smaller cities in California, two in Washington, and many small communities in Alaska through code share marketing agreements with local carriers.

Horizon
Horizon, a Washington corporation, began service in 1981 and was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves 35 cities in five states (Washington, Oregon, Montana, Idaho, and California) and four cities in Canada. In 1996, Horizon carried 3.8 million passengers. Based on passenger enplanements, Horizon's leading airports are Seattle, Portland, Spokane and Boise. Based on revenues, its leading nonstop routes are Seattle-Portland, Seattle-Spokane and Seattle-Boise. At December 31, 1996, Horizon's operating fleet consisted of 15 jet and 47 turboprop aircraft. Horizon flights are listed under the Alaska Airlines designator code in airline computer reservation systems. Most Horizon flights are also dual-designated in these reservation systems as Northwest Airlines and Alaska Airlines. Currently, 30% of Horizon's passengers connect to either Alaska or Northwest.

Alaska and Horizon integrate their flight schedules to provide the best possible service between any two points served by their systems. Both airlines distinguish themselves from competitors by providing a higher level of customer service. The airlines' excellent service in the form of advance seat assignments, a first class section, attention to customer needs, high-quality food and beverage service, well-maintained aircraft and other amenities has been recognized by independent studies and surveys of air travelers. Alaska and Horizon offer competitive fares.

BUSINESS RISKS
The Company's operations and financial results are subject to various uncertainties such as intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, adverse weather, government regulation and general economic conditions.

Competition
Competition in the air transportation industry is intense. Any domestic air carrier deemed fit by the DOT is allowed to operate scheduled passenger service in the United States. Together, Alaska and Horizon carry 2.3% of all U.S. domestic passenger traffic. Alaska's and Horizon's primary competitors in the West Coast, Arizona and Nevada markets are America West, Delta, Reno Air, Shuttle by United, Southwest Airlines, United and United Express. Alaska also competes with America West, Continental, Delta, Reno Air and United in the Lower 48-to-Alaska market, and with Aeromexico, America West, Delta and Mexicana in its Mexico markets. Some of these competitors are substantially larger than Alaska and Horizon, have greater financial resources and have more extensive route systems. Due to its shorthaul markets, Horizon is also subject to competition from surface transportation, particularly the private automobile.

Most major U.S. carriers have developed, independently or in partnership with others, large computerized reservation systems (CRS). Due to contractual requirements imposed by CRSs, most travel agencies contract with a single CRS to sell tickets. Airlines, including Alaska, and Horizon, are charged industry-set fees to have their flight schedules included in the various CRS displays. These systems are currently the predominant means of distributing airline tickets. In order to reduce anti-competitive practices, the DOT regulates the display of all airline schedules and fares. Alaska is exploring alternatives to existing distribution methods.

Fuel
Fuel costs represented 16% of the Company's total operating expenses in 1996. Fuel prices, which can be volatile and are largely outside of the Company's control, can have a significant impact on the Company's operating results. Currently, a one cent change in the fuel price per gallon affects annual fuel costs by approximately $3.1 million.

Unionized Labor Force
Labor costs represented 32% of the Company's total operating expenses in 1996. Wage rates can have a significant impact on the Company's operating results. At December 31, 1996, labor unions represented 87% of Alaska's and 27% of Horizon's employees. The air transportation industry is regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions. The Company cannot predict the outcome of union contract negotiations nor control actions (e.g. work stoppage or slowdown) unions might take to try to influence those negotiations.

Leverage and Future Capital Requirements
The Company, like many airlines, is highly leveraged, which increases the volatility of its earnings. In addition, the Company has an ongoing need to finance new aircraft deliveries and there is no assurance that such financing will be available in sufficient amounts or on acceptable terms. See Item 7 for management's discussion of liquidity and capital resources.

Weather
Unusually adverse weather, as occurred during December 1996 in the Pacific Northwest, can significantly reduce flight operations, resulting in lost revenues and added expenses.

Government Regulation
The Company, like other airlines, is subject to regulation by the Federal Aviation Administration (FAA) and the United States Department of Transportation (DOT). The FAA, under its mandate to ensure aviation safety, has the authority to ground aircraft and to suspend temporarily or revoke permanently the authority of an air carrier or its licensed personnel for failure to comply with Federal Aviation Regulations and to levy civil penalties for such failure. The DOT has the authority to regulate certain airline economic functions including financial and statistical reporting, consumer protection, computerized reservations systems, essential air transportation and international route authority.

OTHER INFORMATION
Frequent Flyer Program
All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska's Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines, and by using the services of non-airline partners which include a credit card, telephone companies, hotels and car rental agencies. Alaska is paid by non-airline partners for the miles it credits to member accounts. Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits and award levels.

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection Over 70% of the flight awards selected are subject to blackout dates and capacity-controlled seating. Effective in January 1996, all miles will accumulate indefinitely. As of the year end 1995 and 1996, Alaska estimates that 481,000 and 504,000 round trip flight awards could have been redeemed by Mileage Plan members who have mileage credits exceeding the 20,000 mile free round trip domestic ticket award threshold. At December 31, 1996, fewer than 6% of these flight awards were issued and outstanding. For the years 1994, 1995 and 1996, approximately 226,000, 242,000 and 173,000 round trip flight awards were redeemed and flown on Alaska and Horizon. These awards represent approximately 5% for 1994, 7% for 1995, and 4% for 1996, of the total passenger miles flown for each period.

Alaska maintains a liability for its Mileage Plan obligation which is based on its total miles outstanding, less an estimate for miles which will never be redeemed. The net miles outstanding are allocated between those credited for travel on Alaska, Horizon or other airline partners and those credited for using the services of non-airline partners. Miles credited for travel on Alaska, Horizon or other airline partners are accrued at Alaska's incremental cost of providing the air travel. The incremental cost includes the cost of meals, fuel, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. A portion of the proceeds received from non-airline partners is also deferred. At December 31, 1995 and 1996, the total liability for miles outstanding was $17.5 million and $17.3 million, respectively.

Employees
Alaska had 8,406 active full-time and part-time employees at December 31, 1996. The following is a summary of Alaska's union contracts as of December 31, 1996:

                                           			Number of
     	Union            	Employee Group	       Employees    	Contract Status
International          	Mechanic, Rampservice	   1,776    	Amendable 9/1/97
Association of         	and related
Machinists and         	classifications
Aerospace Workers
                      		Clerical, Office and    	2,995   	Amendable 5/20/99
                      		Passenger Service

Air Line Pilots        	Pilots                  	1,043   	Amendable 12/1/97
Association International

Association of         	Flight Attendants       	1,452   	Amendable 3/14/99
Flight Attendants

Mexico Workers         	Mexico Airport             	63    	Amendable 4/1/97
Association	            Personnel
of Air Transport

Transport Workers      	Dispatchers	                16    	Amendable 2/9/02
Union of America

Horizon had 3,011 active full-time and part-time employees at December 31, 1996. The following is a summary of Horizon's union contracts as of December 31, 1996:

                                          				Number of
    	Union	           		Employee Group       	Employees     	Contract Status
Transport Workers      	Mechanics and           	435      	Amendable 4/24/98
Union of America	       related classifications

                      		Dispatchers              	29      	Amendable 5/10/97

Association of         	Flight Attendants       	312      	Amendable 6/15/96
Flight Attendants	                                     	Mediation requested

National Automobile,   	Station personnel        	31     	Amendable 12/21/97
Aerospace, Trans-      	in Canada
portation and General Workers

International Routes
International operating authority is subject to bilateral agreements between the United States and the respective countries. The countries establish the number of carriers to provide service, approve the carriers selected to provide such service and the size of aircraft to be used. The DOT reviews the carriers authorized under bilateral agreements every five years. Beginning in February 1997, under the U.S.-Canada "open skies" agreement, all U.S. and Canadian carriers will be able to operate between U.S. and Canadian cities (except for Toronto), subject to availability of landing slots. Alaska's authorities to serve its various Mexico and Russia destinations are to be reviewed during 1997-2002 and 1998-2001, respectively. The Company expects to be granted authority to continue to operate its international routes.

Selected Quarterly Consolidated Financial Information (Unaudited)

                  		1st Quarter	   	2nd Quarter   		3rd Quarter	  	4th Quarter
                  	1995   	1996   	1995   	1996   	1995	   1996   	1995  	1996
                             				(in millions, except per share)
Operating
 revenues	       $294.6 	$351.4 	$362.2 	$416.7 	$419.6 	$464.9 	$341.1 	$359.2
Operating
 income (loss)   	(18.3)  	(5.2)  	23.8 	  39.6   	61.9 	  63.0    	8.3  	(8.4)
Net income (loss) (16.3) 	 (7.2)   	7.0   	18.0   	27.4   	32.8    	(.8) 	(5.6)

Earnings (loss) per share:
	Primary         	(1.22) 	(0.52)  	0.52   	1.24   	2.01   	2.25  	(0.06)	(0.38)
	Fully diluted      	*     		*    	0.48   	0.88   	1.30   	1.53     	*     	*

* Anti-dilutive

The amounts shown for operating income for the second, third and fourth quarters of 1995 and for the first and second quarters of 1996 differ from those previously reported due to the reclassification (in accordance with new Financial Accounting Standard 121) of gain or loss on sale of assets from nonoperating to operating income. The total of the amounts shown as quarterly earnings per share may differ from the amount shown on the Consolidated Statement of Income because the annual computation is made separately and is based upon average number of shares and equivalent shares outstanding for the year.

ITEM 2.	PROPERTIES

Aircraft
The following table describes the aircraft operated and their average age at December 31, 1996.

                   	Passenger		 	                    					Average Age
Aircraft Type       	Capacity  		Owned 	Leased	  Total      	in Years

Alaska Airlines
Boeing 737-200C          	111       	6      	2      	8	          16.4
Boeing 737-400          	 140       	3     	21     	24           	3.4
McDonnell Douglas MD-80  	140      	14	     28	     42           	7.6
                                  		23     	51     	74           	7.2

Horizon
Fairchild Metroliner III  	18      	--     	14     	14          	10.0
Dornier 328               	31      	--     	10     	10           	2.0
de Havilland Dash 8	       37      	--     	23     	23           	8.5
Fokker F-28            	62-69       	4     	11     	15          	19.8
                                  			4     	58     	62          	10.5

Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," discusses future orders and options for additional aircraft.

Eleven of the 23 aircraft owned by Alaska as of December 31, 1996 are subject to liens securing long-term debt. Alaska's leased B737-200C, B737-400 and MD-80 aircraft have lease expiration dates between 1997 and 1999, 2002 and 2014, and 1997 and 2013, respectively. Horizon's leased Fairchild Metroliner III, Dornier 328, de Havilland Dash 8 and Fokker F-28 aircraft have expiration dates between 1997 and 2001, 2008 and 2011, 1999 and 2006, and 1997 and 2001, respectively. However, as part of its fleet standardization plan, Horizon expects to return to the lessors all of the leased Dorniers during 1997 and all of the Metroliners by the end of 1998. Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Notes to Consolidated Financial Statements.

Special noise ordinances or agreements restrict the type of aircraft, the timing and the number of flights operated by Alaska and other air carriers at four Los Angeles area airports plus San Diego, Palm Springs, San Francisco and Seattle. Alaska's only Stage II aircraft (under the Airport Noise and Capacity Act of 1990) are eight Boeing 737-200Cs, and the Company plans to modify these aircraft in 1997-1999 to meet applicable noise requirements.

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

Alaska's other major facilities include: its Anchorage regional headquarters building and Phoenix reservations center; a leased two-bay maintenance facility in Oakland; and a leased hangar/office facility in Anchorage. A new $8 million air cargo facility is under construction in Anchorage and is expected to be completed in mid-1998.

Horizon owns its Seattle corporate headquarters building and leases maintenance facilities at the Portland and Boise airports.


ITEM 3.	LEGAL PROCEEDINGS

In October 1991, Alaska gave notice of termination of its code sharing and frequent flyer relationship with MarkAir, an airline based in the state of Alaska. Both companies have filed suit against one another in connection with that termination alleging breach of contract and other causes of action under state law. In addition, MarkAir claimed that the termination was in violation of Federal Antitrust Laws. In June 1992, MarkAir filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In December 1993, MarkAir dismissed all antitrust claims against the Company. Discovery continues in a related Alaska state court case pertaining to breach of contract and other state law claims.

In August 1996, Horizon gave notice of termination of its aircraft leases and purchase agreement with Dornier, a German aircraft manufacturer, because Dornier failed to meet certain contractual conditions. In late 1996, after attempts to renegotiate the agreement and resolve the problems failed, Horizon exercised its right to terminate the agreements and returned two of the 12 leased aircraft. Horizon intends to return the remaining 10 aircraft during 1997. Dornier disputes Horizon's right to return the aircraft. The purchase agreement requires the arbitration of disputes. Horizon has filed its petition for arbitration, and Dornier has filed an answer.

The Company believes the ultimate resolution of the above legal proceedings will not result in a material adverse impact on the financial position or results of operations of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Alaska Air Group, Inc., their positions and their respective ages (as of March 1, 1997) are as follows:
    	Name	                      		Position              		Age  	Officer Since

John F. Kelly          	Chairman, President and Chief     	52      	1981
                     			Executive Officer of Alaska
                     			Air Group, Inc. and Alaska
                      		Airlines, Inc.

Harry G. Lehr          	Senior Vice President/Finance     	55      	1986
                     			of Alaska Air Group, Inc.
                  						and Alaska Airlines, Inc.

Steven G. Hamilton     	Vice President/Legal and General  	56      	1988
                     			Counsel of Alaska Air Group, Inc.
                     			and Alaska Airlines, Inc.

Keith Loveless        	Corporate Secretary and Associate  	40      	1996
                    			General Counsel of Alaska Air
                    			Group, Inc. and Alaska Airlines, Inc.

The above officers have been employed as officers of Air Group or its subsidiary, Alaska Airlines, for more than five years except for Keith Loveless, who was elected as Corporate Secretary in 1996. Mr. Loveless joined the Alaska Airlines legal department in 1986 and will continue to hold his current position as associate general counsel of Alaska Airlines, a post he has held since 1993.

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
	STOCKHOLDER MATTERS

As of December 31, 1996, there were 14,474,731 shares of common stock issued and outstanding and 5,232 shareholders of record. The Company also held 2,748,550 treasury shares at a cost of $62.6 million. The Company has not paid dividends on the common stock since 1992. Air Group's common stock is listed on the New York Stock Exchange (symbol: ALK).

The following table shows the trading range of Alaska Air Group common stock on the New York Stock Exchange for 1995 and 1996.

                   		1995	        		1996
               			High			Low		  	High			Low
	First Quarter	 16-3/4	13-1/2	  27-3/4	15-7/8
	Second Quarter	18-3/8	14-1/2	  30-3/4	24-1/4
	Third Quarter	 21-3/8	14-3/8	  28-1/8	19-1/8
	Fourth Quarter	18-7/8	13-5/8	  25-1/8	20-5/8

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                                             1992        1993        1994        1995        1996
Consolidated Financial Data:
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues                        $1,115.4    $1,128.3    $1,315.6    $1,417.5    $1,592.2
Operating Expenses                         1,210.2     1,145.1     1,241.6     1,341.8     1,503.2
Operating Income (Loss)                      (94.8)      (16.8)       74.0        75.7        89.0
Nonoperating expense, net (a)                (30.9)      (29.0)      (33.0)      (41.7)      (24.7)
Income (loss) before income tax
   and accounting change                    (125.7)      (45.8)       41.0        34.0        64.3
Net Income (Loss)                           $(84.8)     $(30.9)      $22.5       $17.3       $38.0

Average primary shares outstanding            13.3        13.3        13.4        13.5        14.3
Primary earnings (loss) per share (b)       $(6.87)     $(2.51)      $1.68       $1.28       $2.65
Fully diluted earnings (loss) per share        (c)         (c)        1.62        1.26        2.05
Cash dividends per share                         0         --          --          --  --
At End of Period (in millions, except ratio):
Total assets                              $1,208.4    $1,135.0    $1,315.8    $1,313.4    $1,311.4
Long-term debt and capital leases            487.8       525.4       589.9       522.4       404.1
Redeemable preferred stock                    61.2         --          --          --  --
Shareholders' equity                         196.7       166.8       191.3       212.5       272.5
Ratio of earnings to fixed charges             (d)         (d)        1.36        1.28        1.57
Alaska Airlines Operating Data:
Revenue passengers (000)                     6,249       6,438       8,958      10,140      11,805
Revenue passenger miles (RPM) (000,000)      5,537       5,514       7,587       8,584       9,831
Available seat miles (ASM) (000,000)         9,617       9,426      12,082      13,885      14,904
Revenue passenger load factor                 57.6%       58.5%       62.8%       61.8%       66.0%
Yield per passenger mile                     14.50c      14.32c      12.20c      11.59c      11.67c
Operating revenues per ASM                    9.44c       9.62c       8.79c       8.23c       8.70c
Operating expenses per ASM                   10.49c       9.88c       8.27c       7.71c       8.10c
Average full-time equivalent employees       6,514       6,191       6,486       6,993       7,652
Horizon Air Operating Data:
Revenue passengers (000)                     2,381       2,752       3,482       3,796       3,753
Revenue passenger miles (RPM) (000,000)        486         560         733         841         867
Available seat miles (ASM) (000,000)           905         986       1,165       1,414       1,462
Revenue passenger load factor                 53.7%       56.8%       62.9%       59.5%       59.3%
Yield per passenger mile                     40.69c      37.93c      33.35c      31.48c      33.14c
Operating revenues per ASM                   23.00c      22.65c      22.06c      19.77c      20.61c
Operating expenses per ASM                   22.19c      21.76c      20.95c      19.47c      20.60c
Average full-time equivalent employees       2,152       2,267       2,557       2,864       2,891

(a) Includes capitalized interest of $6.1 million, $.4 million, $.4 million, $.2 million and $1.0 million for 1992, 1993, 1994, 1995, and 1996, respectively.

(b) For 1992, primary earnings per share includes ($.34) for the $4.6 million cumulative effect of the postretirement benefits accounting change as of January 1, 1992.

(c) Anti-dilutive.

(d) For 1992 and1993, earnings are inadequate to cover fixed charges by $142.1 million and $50.0 million, respectively.
c = cents

                                       Alaska  Airlines Financial and Statistical Data
                                              Quarter Ended December 31                      Year Ended December 31
                                                                        %                                             %
Financial Data (in millions):                 1996       1995       Change                    1996      1995      Change
Operating Revenues:
Passenger                                   $254.8      $237.3         7.4                $1,146.8     $994.7       15.3
Freight and mail                              19.3        20.5        (5.9)                   82.7       84.1       (1.7)
Other - net                                   18.4        16.0        15.0                    67.8       63.5        6.8

Total Operating Revenues                     292.5       273.8         6.8                 1,297.3    1,142.3       13.6

Operating Expenses:
Wages and benefits                            96.8        83.9        15.4                   383.6      342.2       12.1
Employee profit sharing                       (6.7)        0.0         NM                      0.9        0.0        NM
Aircraft fuel                                 51.5        42.1        22.3                   200.5      153.6       30.5
Aircraft maintenance                          16.3         9.9        64.6                    57.1       45.2       26.3
Aircraft rent                                 37.6        35.1         7.1                   146.0      137.7        6.0
Commissions                                   19.7        18.1         8.8                    88.7       75.3       17.8
Depreciation and amortization                 13.6        14.3        (4.9)                   55.9       58.2       (4.0)
Loss (gain) on sale of assets                 (5.7)       (1.3)        NM                     (9.3)       0.1        NM
Landing fees and other rentals                12.4        10.4        19.2                    49.9       45.5        9.7
Other                                         58.0        52.8         9.8                   234.0      212.2       10.3

Total Operating Expenses                     293.5       265.3        10.6                 1,207.3    1,070.0       12.8

Operating Income (Loss)                       (1.0)        8.5         NM                     90.0       72.3       24.5

Interest income                                3.1         3.2                                11.5       10.3
Interest expense                              (6.1)       (9.6)                              (29.7)     (40.3)
Interest capitalized                           0.6         0.0                                 0.6        0.0
Other - net                                    1.3         0.4                                 2.1        1.6
                                              (1.1)       (6.0)                              (15.5)     (28.4)

Income Before Income Tax                     $(2.1)       $2.5                               $74.5      $43.9

Operating Statistics:
Revenue passengers (000)                     2,804       2,592         8.2                  11,805     10,140       16.4
RPMs (000,000)                               2,307       2,119         8.9                   9,831      8,584       14.5
ASMs (000,000)                               3,495       3,373         3.6                  14,904     13,885        7.3
Passenger load factor                         66.0%       62.8%     3.2 pts                   66.0%      61.8%    4.2 pts
Breakeven load factor                         69.3%       63.4%     5.9 pts                   62.4%      59.4%    3.0 pts
Yield per passenger mile                     11.04c      11.20c       (1.4)                  11.67c     11.59c       0.7
Operating revenue per ASM                     8.37c       8.12c        3.1                    8.70c      8.23c       5.8
Operating expenses per ASM                    8.40c       7.87c        6.8                    8.10c      7.71c       5.1
Fuel cost per gallon                          80.7c       69.5c       16.0                    75.2c      62.9c      19.6
Average number of employees                  7,923       7,141        11.0                   7,652      6,993        9.4
Aircraft utilization (block hours)            10.8        10.4         3.9                    11.3       10.8        4.4
Operating fleet at period-end                    74          74        0.0                       74         74       0.0
NM = Not Meaningful
c = cents

                                       Horizon Air Financial and Statistical Data
                                              Quarter Ended December 31                      Year Ended December 31
                                                                        %                                             %
Financial Data (in millions):                 1996       1995       Change                    1996      1995      Change
Operating Revenues:
Passenger                                    $64.7       $64.6         0.2                  $287.3     $264.6        8.6
Freight and mail                               2.8         2.9        (3.4)                   11.2       11.1        0.9
Other - net                                    0.7         1.2       (41.7)                    2.8        3.8      (26.3)

Total Operating Revenues                      68.2        68.7        (0.7)                  301.3      279.5        7.8

Operating Expenses:
Wages and benefits                            23.3        21.4         8.9                    92.5       85.7        7.9
Employee profit sharing                       (0.7)        0.0         NM                      0.0        0.0        NM
Aircraft fuel                                  9.3         7.6        22.4                    33.7       27.6       22.1
Aircraft maintenance                          10.8         8.2        31.7                    41.7       34.0       22.6
Aircraft rent                                  9.0         8.6         4.7                    35.3       34.4        2.6
Commissions                                    4.4         4.4         0.0                    19.2       18.9        1.6
Depreciation and amortization                  2.9         3.1        (6.5)                   11.4        9.9       15.2
Loss (gain) on sale of assets                 (0.6)        0.0         NM                      0.2        0.0        NM
Landing fees and other rentals                 3.2         2.8        14.3                    12.9       12.6        2.4
Other                                         13.7        12.6         8.7                    54.3       52.2        4.0

Total Operating Expenses                      75.3        68.7         9.6                   301.2      275.3        9.4

Operating Income (Loss)                       (7.1)        0.0         NM                      0.1        4.2      (97.6)

Interest income                                0.2         0.4                                 0.3        0.4
Interest expense                              (0.3)        0.0                                (0.9)      (0.6)
Interest capitalized                           0.3         0.2                                 0.4        0.2
Other - net                                    0.1        (0.0)                                0.4       (0.0)
                                               0.3         0.6                                 0.2        0.0

Income (Loss) Before Income Tax              $(6.8)       $0.6                                $0.3       $4.2

Operating Statistics:
Revenue passengers (000)                       903         928        (2.6)                  3,753      3,796       (1.1)
RPMs (000,000)                                 211         209         0.7                     867        841        3.1
ASMs (000,000)                                 365         344         6.2                   1,462      1,414        3.4
Passenger load factor                         57.8%       60.9%    (3.1)pts                   59.3%      59.5%   (0.2)pts
Breakeven load factor                         65.4%       60.7%     4.7 pts                   59.3%      58.5%    0.8 pts
Yield per passenger mile                     30.71c      30.87c       (0.5)                  33.14c     31.48c       5.3
Operating revenue per ASM                    18.70c      19.97c       (6.4)                  20.61c     19.77c       4.2
Operating expenses per ASM                   20.64c      19.97c        3.4                   20.60c     19.47c       5.8
Fuel cost per gallon                          84.4c       74.9c       12.7                    78.9c      66.9c      18.0
Average number of employees                  2,947       2,803         5.1                   2,891      2,864        0.9
Aircraft utilization (block hours)             7.3         7.4        (1.6)                    7.7        7.9       (3.1)
Operating fleet at period-end                    62          67       (7.5)                      62         67      (7.5)
NM = Not Meaningful
c = cents

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Industry Conditions
During the last several years the character of competition has changed on the West Coast due to the purchase of Morris Air by Southwest Airlines and the start-up of Shuttle by United. Low air fares are now a permanent part of the fare structure on the West Coast. During 1995, MarkAir (a significant competitor in the Alaska marketplace since 1992) ceased operations and Reno Air began flying to Alaska. During 1996, America West began flying to Alaska and United ceased flying from Seattle to Alaska.

The U.S. 10% passenger ticket tax, the 6.25% cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1995, and were all reinstated effective August 27, 1996. These taxes expired on December 31, 1996. Management believes that some form of these taxes will likely be reinstated in 1997 and that it is unlikely that any reinstatement will be retroactive. The seven largest U.S. airlines have proposed a user fee to replace the 10% passenger ticket tax. The U.S. General Accounting Office has determined that the proposed user fee would benefit the seven largest airlines at the expense of smaller airlines. The Company is opposed to the proposed user fee because it would effectively transfer hundreds of millions of dollars of operating costs to smaller airlines, such as Alaska and Horizon.

During 1996, fuel prices increased significantly for the Company and most of its competitors (approximately 20% or 12 cents per gallon for Alaska Airlines).

RESULTS OF OPERATIONS
1996 Compared with 1995 Consolidated net income in 1996 was $38.0 million, or $2.65 per share (primary) and $2.05 per share (fully diluted), compared with net income of $17.3 million, or $1.28 per share (primary) and $1.26 per share (fully diluted) in 1995. Consolidated operating income was $89.0 million in 1996 compared to $75.7 million in 1995. Alaska's operating income improved by $17.7 million, but it was offset by lower operating results at Horizon. A discussion of operating results for the two airlines follows.

Alaska Airlines Operating income increased 24.5% to $90.0 million, resulting in a 6.9% operating margin as compared to a 6.3% margin in 1995. Operating income increased in each of the first three quarters, but decreased in the fourth quarter as a result of higher fuel prices, canceled flights due to extreme weather during the last week of December, and matching of competitor's lower fares. 1996 operating revenue per available seat mile (RASM) increased 5.8% to 8.70 cents while operating expenses per available seat mile increased 5.1% to 8.10 cents.

The increase in RASM was primarily due to a 4.2 point improvement in system passenger load factor. The Pacific Northwest to the Bay Area and to Southern California markets (which compose half of the system) experienced a 6.8 point increase in load factor. Changes in passenger yield varied from a 3.4% increase in the first quarter to a 1.4% decrease in the fourth quarter, resulting in a slight increase of 0.7% for the full year. Increased yield in the first half of 1996 is believed to be due in part to the absence of the 10% passenger transportation tax. Decreased yield in the second half of 1996 was due to lower fares in the Seattle-Anchorage and Mexico markets.
Freight and mail revenues decreased 1.7% reflecting increased competition in the Alaska markets. Other-net revenues rose 6.8% primarily due to increased revenues from partners in Alaska's frequent flyer program.

The table below shows the major operating expense elements on a cost per available seat mile (ASM) basis in 1995 and 1996.

Alaska Airlines	Operating Expenses Per ASM (In Cents)
                              		1995    	1996    	Change    	% Change
Wages and benefits             	2.46    	2.57      	.11         	4
Employee profit sharing          	--     	.01      	.01        	NM
Aircraft fuel                   1.11    	1.35      	.24        	22
Aircraft maintenance            	.33     	.38      	.05        	15
Aircraft rent                   	.99     	.98     	(.01)       	(1)
Commissions                     	.54     	.59      	.05         	9
Depreciation & amortization     	.42     	.38     	(.04)      	(10)
Loss (gain) on sale of assets    	--    	(.06)    	(.06)       	NM
Landing fees and other rentals  	.33     	.33        --         --
Other                          	1.53	    1.57      	.04         	3
Alaska Airlines Total          	7.71    	8.10      	.39        	 5
NM = Not Meaningful

Alaska's higher unit costs were largely due to higher fuel prices and heavier passenger loads. Significant unit cost changes are discussed below.

Revenue passengers increased 16.4%. Employees increased 9% primarily due to increases in reservation and customer service employees. Wages and benefits per employee (excluding profit sharing) increased 2.5% due to annual wage increases and a higher cost of fringe benefits, offset by lower wages for new hires. The net effect was that wages and benefits increased more than ASMs, resulting in a 4% increase in cost per ASM.

Fuel expense per ASM increased 22%, due to a 20% increase in the price of fuel. Approximately one fourth of the 12.3 cent fuel price increase was due to a 4.3 cent Federal excise tax on domestic fuel consumption that began October 1, 1995. Currently, a 1 cent change in fuel prices affects annual fuel costs by approximately $2.7 million.

Maintenance expense per ASM increased 15% primarily due to higher amortization of major airframe and engine overhaul costs. Commission expense per ASM increased 9% because passenger revenues, upon which commissions are paid, increased more than ASM growth. Commission expense as a percentage of passenger revenue was 7.7% in 1996 versus 7.6% in 1995.

Depreciation and amortization expense per ASM decreased 10% primarily due to the sale (and leaseback) of two aircraft in early 1996 and a 4% increase in aircraft utilization.

The gain on sale of assets in 1996 is primarily due to the sale of three jet aircraft. A new accounting standard requires that gains or losses on long-lived assets be included in operating income.

Horizon Air Operating income decreased 98% to $0.1 million, resulting in a 0.0% operating margin as compared to a 1.5% margin in 1995. The decrease was primarily attributable to the fourth quarter, which was negatively impacted by adverse weather, increased competition, higher than normal maintenance expense and costs associated with transitioning to a simplified fleet. For 1996, operating revenue per available seat mile (RASM) increased 4.2% to 20.61 cents while operating expenses per available seat mile increased 5.8% to 20.60 cents.

The increase in RASM was primarily due to a 5.3% increase in passenger yield. Changes in passenger yield varied from an 8.9% increase in the second quarter to a 0.5% decrease in the fourth quarter, resulting in a 5.3% increase for the full year. Increased yields in the first three quarters of 1996 are believed to be due in part to the absence of the 10% passenger transportation tax. Yields were also favorably impacted by reduced flying in the lower-yield Seattle-Spokane and Portland-Spokane markets. The system passenger load factor decreased 0.2 points due to a shift in flying from high load factor markets like Seattle-Spokane to low load factor new markets like Seattle-Edmonton.

Freight and mail revenues increased 0.9% due to increased capacity, while other-net revenues decreased 26.3% due to reductions in revenues from providing services to other airlines.

The table below shows the major operating expense elements on a cost per ASM basis for Horizon in 1995 and 1996.

Horizon Air	Operating Expenses Per ASM (In Cents)
                              		1995    	1996    	Change    	% Change
Wages and benefits              6.06    	6.33      	.27         	4
Aircraft fuel                  	1.95    	2.30      	.35        	18
Aircraft maintenance	           2.41    	2.85      	.44        	18
Aircraft rent	                  2.44    	2.41     	(.03)       	(1)
Commissions	                    1.34    	1.31     	(.03)       	(2)
Depreciation & amortization	     .70     	.78	      .08        	11
Loss on sale of assets           	--     	.01      	.01        	NM
Landing fees and other rentals  	.89     	.88     	(.01)       	(1)
Other	                          3.68  	  3.73      	.05         	1
Horizon Air Total	             19.47   	20.60     	1.13        	 6
NM = Not Meaningful

Horizon's unit costs increased 6% primarily due to: (a) higher wage rates and fringe benefits costs; (b) 18% higher fuel prices; (c) increased maintenance expense on Dash 8 aircraft; and (d) higher overhaul expense on leased aircraft that will be returned to lessors earlier than originally planned.

Consolidated Other Income (Expense) Non-operating expense decreased from $41.7 million to $24.7 million primarily due to lower interest rates on variable debt and smaller average debt balances. In addition, 1995 included a $2.2 million write-off of capitalized debt issuance costs for the 7-1/4% zero coupon notes that were redeemed in August 1995.

1995 Compared with 1994 Consolidated net income in 1995 was $17.3 million, or $1.28 per share (primary) and $1.26 per share (fully diluted), compared with net income of $22.5 million, or $1.68 per share (primary) and $1.62 per share (fully diluted) in 1994. Consolidated operating income was $75.7 million compared to $74.0 million in 1994. Alaska's operating income improved by $10.4 million, but it was offset by significantly lower operating results at Horizon

Alaska Airlines Operating income increased 16.8% to $72.3 million, resulting in a 6.3% operating margin as compared to a 5.8% margin in 1994. Operating revenue per available seat mile (RASM) decreased 6.4% to 8.23 cents while operating expenses per available seat mile decreased 6.8% to
7.71 cents. The decrease in RASM was primarily due to a 5.0% decrease in passenger yield, reflecting increased competition on the West Coast. Lower unit costs were due to improved employee productivity and a 5% increase in average daily aircraft utilization.

Horizon Air Operating income decreased 67.1% to $4.2 million, resulting in a 1.5% operating margin as compared to a 5.0% margin in 1994. Operating revenue per available seat mile (RASM) decreased 10.4% to 19.77 cents while operating expenses per available seat mile decreased 7.1% to 19.47 cents. The decrease in RASM was due to a 5.6% decrease in passenger yield (reflecting increased competition and longer passenger trips), and a 3.4 point drop in passenger load factor. Lower unit costs were due to greater use of higher capacity aircraft, no employee profit sharing in 1995 and cost reduction efforts.

Consolidated Other Income (Expense) Non-operating expense increased from $33.0 million to $41.7 million primarily due to higher interest rates on variable debt and larger average debt balances. In addition, 1995 included more debt issuance expense, fewer vendor credits and lower gains on debt retirements than in 1994.

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.

                   	     Dec. 31, 1995	   Dec. 31, 1996   	Change
	(In millions, except debt-to-equity and per share amounts)

Cash and marketable securities	$135.1	       $101.8	     $ (33.3)
Working capital (deficit)    		(106.4)     		(185.6)     		(79.2)
Long-term debt
 and capital lease obligations		522.4	       	404.1     		(118.3)
Shareholders' equity          		212.5       		272.5       		60.0
Book value per common share  	 $15.67       $	18.83	      $	3.16
Debt-to-equity                	71%:29%      	60%:40%         	NA

1996 Financial Changes The Company's cash and marketable securities portfolio decreased by $33 million during 1996. Operating activities provided $223 million of cash in 1996. Additional cash was provided by the sale and leaseback of three B737-400 aircraft ($86 million), the sale of three MD-80 aircraft ($52 million) and proceeds received from the issuance of common stock ($21 million). Cash was used for the purchase of two new MD-83 aircraft, two used B737-400 aircraft, two previously leased B737-200Cs, airframe and engine overhauls and other capital expenditures ($209 million), and aircraft purchase deposits ($61 million). Cash was also used to repay net short-term borrowings ($19 million), and $134 million of long-term debt (including $100 million repaid early).

Like most airlines, the Company has a working capital deficit. The existence of a working capital deficit has not in the past impaired the Company's ability to meet its obligations as they become due and it is not expected to do so in the future.

Shareholders' equity increased by $60 million primarily due to net income of $38 million and the issuance of $21 million of common stock under stock plans. These factors, combined with the early repayment of debt, increased equity to 40% of capital, an improvement of 11 percentage points.

Financing Arrangements   During 1996, Alaska sold and leased back three
B737-400 aircraft for approximately 18 years, and replaced its $75 million credit facility with a $125 million credit facility with substantially the same terms and conditions.

Commitments During 1996, Alaska's lease commitments increased approximately $141 million due to the sale and leaseback of three B737-400 aircraft. In addition, Alaska ordered 12 Boeing 737-400 aircraft along with an option to acquire 12 more. The value of the firm commitments, based on the manufacturer's list price, is about $540 million. The new B737-400s will be phased in over the next three years, with the first plane scheduled to enter the fleet in June 1997. The new planes are intended to replace 12 older McDonnell Douglas MD-80s. During 1996 Alaska sold three MD-80s and plans to return three more to lessors in 1997. Horizon ordered 25 de Havilland Dash 8-200 aircraft along with an option to acquire 45 more. The value of the firm commitments, based on the manufacturer's list price, is about $270 million. Alaska and Horizon expect to finance the new planes with either leases, long-term debt or internally generated cash.

At December 31, 1996, the Company had firm orders for 40 aircraft with a total cost of approximately $925 million as set forth below.

                            	Delivery Period - Firm Orders
Aircraft               			1997    	1998    	1999    	Total
Boeing B737-400		           	4       	7       	2       	13
McDonnell Douglas MD-83		   	2      	--      	--        	2
de Havilland Dash 8-200			  13      	12      	--       	25
Total		                    	19      	19       	2	       40

Cost (Millions)        			$390    	$445     	$90     	$925

The Company accrues the costs associated with returning leased aircraft over the lease period. As leased aircraft are retired, the costs are charged against the established reserve. At December 31, 1996, $39 million was reserved for leased aircraft returns.

Deferred Taxes At December 31, 1996, net deferred tax liabilities were $39 million, which includes $101 million of net temporary differences, offset by $18 million of net operating loss (NOL) carryforwards and $44 million of Alternative Minimum Tax (AMT) credits. The Company believes that all of its deferred tax assets, including the NOL and AMT credits, will be realized through the reversal of existing temporary differences or tax planning strategies such as the sale of aircraft.

1995 Financial Changes The Company's cash and marketable securities portfolio increased by $30 million during 1995. Operating activities provided $126 million of cash in 1995. Additional cash was provided by flight equipment deposits returned ($11 million), net short-term borrowings ($41 million), the sale and leaseback of two B737-400 aircraft ($56 million) and new long-term debt proceeds ($129 million). Cash was used for the purchase of one previously leased B737-400 aircraft, airframe and engine overhauls and other capital expenditures ($103 million) and the repayment of debt and capital lease obligations ($237 million). Included in the above numbers are the June 1995 issuance of $132.3 million of 6-1/2% convertible senior debentures due 2005, and the August 1995 redemption of the 7-1/4% zero coupon, convertible subordinated notes for $127.7 million

1994 Financial Changes Cash and marketable securities increased by $4 million in 1994. Operations generated $144 million, proceeds from financing four new MD-83 aircraft were $104 million, and net short-term borrowings added $5 million. Cash was used for the repayment of debt ($71 million) and capital expenditures ($189 million). During 1994, Alaska restructured its 20 B737-400 aircraft leases. The fixed term of the leases was increased from eight years to ten years. As a result of the restructuring, Alaska expects to save more than $6 million per year over the term of the leases. As part of the restructuring, Alaska purchased one of the leased aircraft in 1994, agreed to purchase one each in 1995 and 1996, and received options to purchase up to four more of the 20 between 1997 and 1999. Capital lease obligations increased $57.9 million due to changes in the lease agreements for two B737-400 aircraft that were previously classified as operating leases. Also during 1994, Alaska further restructured its aircraft orders with McDonnell Douglas, replacing an order for ten MD-90s plus options with an order for four MD-83s. This restructuring will reduce future capital spending by $360 million.

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
See "Election of Directors," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 20, 1997. See "Executive Officers of the Registrant" in
Part I following Item 4 for information relating to executive officers.

ITEM 11.	EXECUTIVE COMPENSATION
See "Executive Compensation," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 20, 1997.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
See "Security Ownership of Certain Beneficial Owners and Management," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 20, 1997.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See "Transactions with Management and Others," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 20, 1997.

PART IV
ITEM 14.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
(a)  Consolidated Financial Statements:                            	Page(s)
Selected Quarterly Consolidated Financial Information (Unaudited)       	5
Consolidated Balance Sheet as of December 31, 1995 and 1996	         20-21
Consolidated Statement of Income for the years ended
   December 31, 1994, 1995 and 1996                                    	22
Consolidated Statement of Shareholders' Equity for the years ended
   December 31, 1994, 1995 and 1996                                    	23
Consolidated Statement of Cash Flows for the years ended
   December 31, 1994, 1995 and 1996                                    	24
Notes to Consolidated Financial Statements	                          25-31
Report of Independent Public Accountants	                               32

Consolidated Financial Statement Schedule II, Valuation and Qualifying
Accounts, for the years ended December 31, 1994, 1995 and 1996        		33

See Exhibit Index on page 34.

(b) Alaska Air Group did not file any reports on Form 8-K during the fourth quarter of 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. ALASKA AIR GROUP, INC.

By:	 /s/ John F. Kelly							Date: February 10, 1997
	John F. Kelly, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 10, 1997 on behalf of the registrant and in the capacities indicated.

	 /s/ John F. Kelly			Chairman, Chief Executive Officer, President and Director
		John F. Kelly

	 /s/ Harry G. Lehr			Senior Vice President/Finance
		Harry G. Lehr     		(Principal Financial Officer)

	 /s/ Bradley D. Tilden		Controller
		Bradley D. Tilden    		(Principal Accounting Officer)

	 /s/ William H. Clapp 		Director
		William H. Clapp

	 /s/ Ronald F. Cosgrave	Director
		Ronald F. Cosgrave

	 /s/ Mary Jane Fate	   	Director
		Mary Jane Fate

	 /s/ Bruce R. Kennedy 		Director
		Bruce R. Kennedy

	 /s/ R. Marc Langland	 	Director
		R. Marc Langland

	 /s/ Byron I. Mallott	 	Director
		Byron I. Mallott

	 /s/ Robert L. Parker, Jr.		Director
		Robert L. Parker, Jr.

	 /s/ John V. Rindlaub.		Director
		John V. Rindlaub.

	 /s/ Richard A. Wien	  	Director
		Richard A. Wien

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

ASSETS
As of December 31  (In Millions)                                        1995            1996
Current Assets
Cash and cash equivalents                                              $25.8           $49.4
Marketable securities                                                  109.3            52.4
Receivables - less allowance for doubtful
  accounts (1995 - $1.6; 1996 - $1.3)                                   88.5            69.7
Inventories and supplies                                                44.8            47.8
Prepaid expenses and other assets                                       70.0            80.9
Total Current Assets                                                   338.4           300.2

Property and Equipment
Flight equipment                                                       845.9           815.9
Other property and equipment                                           219.1           270.4
Deposits for future flight equipment                                    40.7            84.5
                                                                     1,105.7         1,170.8
Less accumulated depreciation and amortization                         312.8           326.3
                                                                       792.9           844.5
Capital leases
Flight and other equipment                                              44.4            44.4
Less accumulated amortization                                           23.3            25.5
                                                                        21.1            18.9
Total Property and Equipment - Net                                     814.0           863.4


Intangible Assets - Subsidiaries                                        63.6            61.6


Other Assets                                                            97.4            86.2


Total Assets                                                        $1,313.4        $1,311.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
As of December 31  (In Millions)                                        1995            1996
Current Liabilities
Accounts payable                                                       $69.2           $65.4
Accrued aircraft rent                                                   44.1            52.8
Accrued wages, vacation and payroll taxes                               45.8            51.5
Other accrued liabilities                                               55.7            82.0
Short-term borrowings
(Interest rate: 1995 - 6.2%; 1996 - 5.6%)                               65.9            47.0
Air traffic liability                                                  124.4           163.0
Current portion of long-term debt and
  capital lease obligations                                             39.7            24.1
Total Current Liabilities                                              444.8           485.8

Long-Term Debt and Capital Lease Obligations                           522.4           404.1
Other Liabilities and Credits
Deferred income taxes                                                   41.0            49.5
Deferred income                                                         20.0            18.1
Other liabilities                                                       72.7            81.4
                                                                       133.7           149.0
Commitments
Shareholders' Equity
Preferred stock, $1 par value
  Authorized:       5,000,000 shares                                      -               -
Common stock, $1 par value
  Authorized:      50,000,000 shares
  Issued: 1995 -  16,718,684 shares
          1996 -  17,223,281 shares                                     16.7            17.2
  Capital in excess of par value                                       155.4           166.8
  Treasury stock, at cost: 1995 - 3,153,608 shares
    1996 - 2,748,550 shares                                            (71.8)          (62.6)
Deferred compensation                                                   (3.6)           (2.7)
Retained earnings                                                      115.8           153.8
                                                                       212.5           272.5
Total Liabilities and Shareholders' Equity                          $1,313.4        $1,311.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.

Year Ended December 31
(In Millions except Per share Amounts)                                 1994            1995          1996
Operating Revenues
Passenger                                                           $1,170.2        $1,258.2      $1,427.7
Freight and mail                                                        91.5            95.2          93.9
Other - net                                                             53.9            64.1          70.6
Total Operating Revenues                                             1,315.6         1,417.5       1,592.2
Operating Expenses
Wages and benefits                                                     401.7           427.8         477.0
Aircraft fuel                                                          152.3           181.2         234.2
Aircraft maintenance                                                    68.3            79.2          98.7
Aircraft rent                                                          168.5           172.1         181.2
Commissions                                                             91.9            93.1         101.5
Depreciation and amortization                                           56.6            68.3          67.5
Loss (gain) on sale of assets                                            1.0             0.2          (9.1)
Landing fees and other rentals                                          59.0            57.7          62.4
Other                                                                  242.3           262.2         289.8
Total Operating Expenses                                             1,241.6         1,341.8       1,503.2
Operating Income                                                        74.0            75.7          89.0
Other Income (Expense)
Interest income                                                          7.8            10.4          11.1
Interest expense                                                       (47.0)          (51.5)        (38.4)
Interest capitalized                                                     0.4             0.2           1.0
Other - net                                                              5.8            (0.8)          1.6
                                                                       (33.0)          (41.7)        (24.7)
Income before income tax                                                41.0            34.0          64.3
Income tax expense                                                      18.5            16.7          26.3
Net Income                                                             $22.5           $17.3         $38.0

Primary Earnings Per Share                                             $1.68           $1.28         $2.65
Fully Diluted Earnings Per Share                                       $1.62           $1.26         $2.05
Shares used for computation:
  Primary                                                               13.4            13.5          14.3
  Fully diluted                                                         19.6            20.8          22.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.
                                                             Capital in      Treasury      Deferred
                                                  Common      Excess of         Stock       Compen-     Retained
(In Millions)                                      Stock      Par Value       at Cost        sation     Earnings      Total
Balances at December 31, 1993                      $16.5          $152.0        $(71.8)        $(5.8)       $75.9     $166.8
1994 net income                                                                                              22.6       22.6
Stock issued under stock plans                       0.1             0.8                                                 0.9
Employee Stock Ownership Plan
  shares allocated                                                                               1.0                     1.0
Balances at December 31, 1994                       16.6           152.8         (71.8)         (4.8)        98.5      191.3
1995 net income                                                                                              17.3       17.3
Stock issued under stock plans                       0.1             2.6                                                 2.7
Employee Stock Ownership Plan
  shares allocated                                                                               1.2                     1.2
Balances at December 31, 1995                       16.7           155.4         (71.8)         (3.6)       115.8      212.5
1996 net income                                                                                              38.0       38.0
Stock issued under stock plans                       0.5             9.7                                                10.2
Treasury stock purchase
  (4,466 shares)                                                                  (0.1)                                 (0.1)
Treasury stock sold
  (409,524 shares)                                                   1.7           9.3                                  11.0
Employee Stock Ownership Plan
  shares allocated                                                                               0.9                     0.9
Balances at December 31, 1996                      $17.2          $166.8        $(62.6)        $(2.7)      $153.8     $272.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.

Year Ended December 31  (In Millions)                                    1994          1995          1996
Cash flows from operating activities:
Net income                                                             $22.5           $17.3         $38.0
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                        56.6            68.3          67.5
   Amortization of airframe and engine overhauls                        21.0            24.3          34.6
   Loss (gain) on disposition of assets and debt retirement             (1.1)            1.9          (9.1)
   Increase in deferred income taxes                                     7.6            12.4           8.5
   Decrease (increase) in accounts receivable                            5.2           (18.5)         18.8
   Decrease (increase) in other current assets                           0.1           (17.2)        (13.9)
   Increase in air traffic liability                                    15.1             1.0          38.6
   Increase in other current liabilities                                27.7            15.5          36.9
   Other-net                                                           (10.6)           20.5           3.0
Net cash provided by operating activities                              144.1           125.5         222.9
Cash flows from investing activities:
Proceeds from disposition of assets                                      6.5             3.8          58.1
Purchases of marketable securities                                     (76.1)         (169.4)        (53.5)
Sales and maturities of marketable securities                           56.8           153.5         110.4
Flight equipment deposits returned                                       5.5            10.8           1.1
Additions to flight equipment deposits                                  (1.1)           (0.5)        (60.5)
Additions to property and equipment                                   (187.5)         (102.8)       (209.3)
Restricted deposits and other                                           (4.8)            3.9           0.5
Net cash used in investing activities                                 (200.7)         (100.7)       (153.2)
Cash flows from financing activities:
Proceeds from short-term borrowings                                     25.0            69.9          47.0
Repayment of short-term borrowings                                     (20.0)          (29.0)        (65.9)
Proceeds from sale and leaseback transactions                            -              56.0          85.6
Proceeds from issuance of long-term debt                               104.0           128.8            -
Long-term debt and capital lease payments                              (70.9)         (237.4)       (133.9)
Proceeds from issuance of common stock                                   0.8             2.8          10.2
Proceeds from sale of treasury stock                                     -               -            10.9
Gain (loss) on debt retirement                                           2.1            (1.7)           -
Net cash provided by (used in) financing activities                     41.0           (10.6)        (46.1)
Net increase (decrease) in cash and cash equivalents                   (15.6)           14.2          23.6
Cash and cash equivalents at beginning of year                          27.2            11.6          25.8
Cash and cash equivalents at end of year                               $11.6           $25.8         $49.4
Supplemental disclosure of cash paid during the year for:
  Interest (net of amount capitalized)                                 $44.8           $52.6         $43.5
  Income taxes                                                           2.2             5.0          20.6
Noncash investing and financing activities:
  1994 - Capital lease obligations of $57.9 million were incurred due to changes in lease agreements.
  1995 and 1996 - None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alaska Air Group, Inc.
December 31, 1996

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Alaska Air Group, Inc. (Company or Air Group) and its subsidiaries, the principal subsidiaries being Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). All significant intercompany transactions are eliminated. Preparation of financial statements requires the use of management's estimates. Actual results could differ from those estimates. Certain reclassifications have been made in prior years' financial statements to conform to the 1996 presentation.

Alaska and Horizon operate as airlines. However, each airline's business plan, competition and economic risks differ substantially due to the passenger capacity and range of aircraft operated. Alaska is a major airline serving Alaska, the West Coast, Mexico and Eastern Russia. It operates an all jet fleet and its average passenger trip is 833 miles. Horizon is a regional airline serving the Pacific Northwest, Northern California and Western Canada. It operates both jet and turboprop aircraft, and its average passenger trip is 231 miles. See Note 9 for business segment information.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces its cash on hand when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance on its books which is reported as a current liability. The amount of the negative cash balance was $14.3 million and $12.5 million at December 31, 1995 and 1996, respectively.

Inventories and Supplies
Expendable and repairable aircraft parts, as well as other materials and supplies, are stated at average cost. An allowance for obsolescence is accrued on a straight-line basis over the estimated useful lives of the aircraft. Inventories related to the retired B727 fleet and other surplus items are carried at their net realizable value. The allowance at December 31, 1995 and 1996 for all inventories was $13.5 million and $16.1 million, respectively.

Property, Equipment and Depreciation
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:
Aircraft and other
	flight equipment             	8-20 years
Buildings	                    10-30 years
Capitalized leases and
	leasehold improvements    	Term of lease
Other equipment               	3-15 years

Assets and related obligations for items financed under capital leases are initially recorded at an amount equal to the present value of the future minimum lease payments. The cost of major airframe overhauls, engine overhauls, and other modifications which extend the life or improve the usefulness of aircraft are capitalized and amortized over their estimated period of use. Other repair and maintenance costs are expensed when incurred. The Company periodically reviews long-lived assets for impairment.

Capitalized Interest
Interest is capitalized on flight equipment purchase deposits and ground facilities progress payments as a cost of the related asset and is depreciated over the estimated useful life of the asset. Interest capitalization is suspended when there is a substantial delay in aircraft deliveries.

Intangible Assets-Subsidiaries
The excess of purchase price over the fair value of net assets acquired is recorded as an intangible asset and is amortized over 40 years.
Accumulated amortization at December 31, 1995 and 1996 was $19.1 million and $21.1 million, respectively.

Deferred Income
Deferred income results from the sale and leaseback of aircraft, the receipt of manufacturer or vendor credits, and from the sale of foreign tax benefits. This income is recognized over the term of the applicable agreements.

Passenger Revenues
Passenger revenues are considered earned at the time service is provided. Tickets sold but not yet used are reported as air traffic liability.

Frequent Flyer Awards
Alaska operates a frequent flyer award program that provides travel awards to members based on accumulated mileage. The estimated incremental cost of providing free travel is recognized as an expense and accrued as a liability as miles are accumulated. Alaska also defers recognition of income on a portion of the payments it receives from travel partners associated with its frequent flyer program. The frequent flyer liability is relieved as travel awards are issued.

Advertising
The costs of advertising are expensed the first time the advertising takes place. Advertising expense was $13.0 million, $15.2 million, and $15.6 million, respectively, in 1994, 1995 and 1996.

Income Taxes
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Earnings Per Share
Primary earnings per share is calculated by dividing net income by the average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents result from the assumed exercise of stock options. Fully diluted earnings per share gives effect to the conversion of convertible debt (after elimination of related interest expense, net of income tax effect).

Stock Options
The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. See Note 6 for more information.

Derivative Financial Instruments
The Company periodically enters into interest rate swap agreements to hedge interest rate risk. The differential to be paid or received from these agreements is accrued as interest rates change and is recognized currently in the income statement. The Company enters into hedge agreements to reduce its exposure to fluctuations in the price of jet fuel. A gain or loss is recorded quarterly if the fuel index average exceeds the ceiling price or falls below the floor price.

Note 2.	Marketable Securities
Marketable securities are investments that are readily convertible to cash and have original maturities that exceed three months. They are classified as available for sale and consisted of the following at December 31 (in millions):
                       	1995   	1996
Cost:
U.S. govt securities 	$102.8  	$48.4
Other                  		6.5    	4.0
                    		$109.3  	$52.4
Fair value:
U.S. govt securities 	$103.1  	$48.2
Other	                  	6.6    	4.0
                    		$109.7  	$52.2

There were no material unrealized holding gains or losses at December 31, 1995 or 1996.

Of the marketable securities on hand at December 31, 1996, 87% will mature during 1997 and the remainder will mature during 1998. Based on specific identification of securities sold, the following occurred in 1995 and 1996 (in millions):
                     		1995    	1996
Proceeds from sales		$153.5	  $110.4
Gross realized gains		   .3      	.3
Gross realized losses		  .5      	.1

Realized gains and losses are reported as a component of interest income.

Note 3.	Other Assets
Other assets consisted of the following at December 31 (in millions):
                         		1995   	1996
Restricted deposits	     	$64.2	  $64.6
Leasehold rights			        11.2    	8.4
Deferred costs and other	 	22.0   	13.2
                      		 	$97.4   $86.2

Leasehold rights and deferred costs are amortized over the term of the related lease or contract.

Note 4.	Long-term Debt and Capital Lease Obligations
At December 31, 1995 and 1996, long-term debt and capital lease obligations were as follows (in millions):
                               			1995    		1996
7.5%* notes payable due
	through 2009	                		$335.1	   $214.1
6-1/2% convertible senior
	debentures due 2005			          132.3    	132.3
7-3/4% convertible subordinated
	debentures due 2006-2010		       10.8      		--
6-7/8% convertible subordinated
	debentures due 2004-2014		       54.0    		54.0
Long-term debt		                	532.2     400.4
Capital lease obligations		       29.9    		27.8
Less current portion	          		(39.7)   	(24.1)
                             			$522.4   	$404.1
 * weighted average for 1996

At December 31, 1996, borrowings of $214.1 million are secured by flight equipment and real property. The 6-1/2% and 6-7/8% debentures are convertible into common stock at $21.50 and $33.60 per share, respectively, subject to adjustments in certain events.

At December 31, 1996, Alaska had a $125 million credit facility with commercial banks. Advances under this facility may be for up to a maximum maturity of four years. Borrowings may be used for aircraft acquisitions or other corporate purposes, and they bear interest at a rate which varies based on LIBOR.

Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets and additional indebtedness. At December 31, 1996, the Company was in compliance with all loan provisions, and under the most restrictive loan provisions, Alaska had $79.2 million of net worth above the minimum.
At December 31, 1996, long-term debt principal payments for the next five years were (in millions):
1997		$21.9
1998		$22.9
1999		$22.8
2000		$53.9
2001		$44.2

Note 5.	Commitments
Lease Commitments
Lease contracts for 109 aircraft have remaining lease terms of one to 18 years.  The majority of airport and terminal facilities are also leased.
Total rent expense was $196.9 million, $201.9 million and $214.7 million, in 1994, 1995 and 1996, respectively.  Future minimum lease payments under long-term operating leases and capital leases as of December 31, 1996 are shown below (in millions):
				                     Operating Leases		  	Capital
		                   		Aircraft		Facilities	  Leases
1997                    		$ 169.5	  	$14.9  		$4.1
1998                       	155.2 	  	14.5			  4.1
1999                     			144.3 	  	14.4			  4.1
2000	                     		135.1   		12.7		  	4.1
2001		                     	119.7    		8.5		  	4.1
Thereafter		               	655.8   		32.6  		11.0
Total lease payments	    $1,379.6  		$97.6  		31.5
Less amount representing interest	    						  (3.7)
Present value of capital lease payments				  $27.8

Aircraft Commitments
The Company has firm orders for 13 B737-400s to be delivered between 1997 and 1999, two MD-83s to be delivered in 1997 and 25 Dash 8-200s to be delivered in 1997 and 1998. The total amount of these commitments is approximately $925 million. As of December 31, 1996, deposits related to the future equipment deliveries were $73.0 million. In addition to the ordered aircraft, the Company holds purchase options on 12 B737-400s and 45 Dash 8-200s.

Note 6.	Stock Plans
Air Group has three stock option plans, which provide for the purchase of Air Group common stock at a stipulated price on the date of grant by certain officers and key employees of Air Group and its subsidiaries.
Under the 1984 Plan, options for 564,300 shares were granted. Under the 1988 Plan, options for 1,717,900 shares were granted. Under the 1996 Plan, options for 275,100 shares have been granted and, at December 31, 1996, 394,900 shares were available for grant. Under all plans, the incentive and nonqualified stock options granted have terms of up to approximately ten years. Grantees are 25% vested after one year, 50% after two years, 75% after three years and 100% after four years.

Air Group follows APB Opinion 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company's stock options been determined in accordance with Financial Accounting Standard 123, net income and earnings per share (EPS) would have been reduced to the pro forma amounts indicated below. The reductions in future years are likely to be larger than shown below because options vest over four years and new grants are typically made each year.
                        	1995	    1996
Net income (in millions):
 As reported	          	$17.3   	$38.0
 Pro forma		             17.1    	37.4
Primary EPS:
 As reported          		$1.28   	$2.65
 Pro forma	             	1.26	    2.61
Fully diluted EPS:
 As reported		          $1.26   	$2.05
 Pro forma		             1.25    	2.03

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1995 and 1996, respectively: dividend yield of 0% and 0%; volatility of 37% and 36%; risk-free interest rates of 6.46% and 6.33%; and expected lives of 5 and 5 years. Using these assumptions, the weighted average fair value of options granted was $6.69 and $9.58 in 1995 and 1996, respectively.

Changes in the number of shares subject to option, with their weighted average exercise prices, are summarized below:
                          			  Shares   	Price
Outstanding, Dec. 31, 1993		  861,362	  $17.06
Granted				                   330,200	   16.53
Exercised			               	  (58,469)	  13.65
Canceled			                  	(88,950)	  17.40
Outstanding, Dec. 31, 1994		1,044,143	  $17.15
Granted				                   425,500   	15.37
Exercised			                	(165,005)  	16.11
Canceled		                 		(143,050)  	17.80
Outstanding, Dec. 31, 1995		1,161,588	  $16.56
Granted			                   	379,900	   22.51
Exercised			                	(504,138)  	17.05
Canceled			                  	(45,525)	  17.13
Outstanding, Dec. 31, 1996	  	991,825	  $18.57

At December 31, 1996, the outstanding options had weighted average exercise prices ranging from $14.63 to $24.25, and a weighted average remaining contractual life of 8.1 years.

The number of shares exercisable at year-end with their weighted average exercise prices, are summarized below:
                   	Shares	   Price
December 31, 1994		644,843	  $17.37
December 31, 1995		596,338   	17.24
December 31, 1996		243,675	   16.70

In addition, 1,863,593 shares of common stock are subject to nontransferable investment options held by management employees. The Company received $2.5 million for these options, which is included with other accrued liabilities on the Balance Sheet. These options are subject to mandatory redemption at $2.5 million in February 1997, and they allow the holder to purchase common stock at $27 per share until that date.

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

The defined benefit plan assets are primarily common stocks and fixed income securities. Plan assets exceeded the accumulated benefit obligation at December 31, 1995 and 1996. The following table sets forth the funded status of the plans at December 31, 1995 and 1996 (in millions):
                              			1995  		1996
Benefit obligation -
Vested                      			$155.8 	$180.9
	Nonvested	                    		22.0  		22.1
Accumulated benefit
  obligation			                $177.8 	$203.0

 Plan assets at fair value    	$184.4 	$223.7
Projected benefit obligation  		199.9  	230.7
Plan assets less projected
benefit obligation		           	(15.5)  	(7.0)
Unrecognized transition asset	  	(1.1)   	(.8)
Unrecognized prior service cost 		2.8		   2.6
Unrecognized loss					          	32.6  		32.6
Prepaid pension cost			       		$18.8 	$ 27.4

The weighted average discount rate used to determine the projected benefit obligation was 7.5% and 7.5% as of December 31, 1995 and 1996, respectively. The calculation assumed a weighted average rate of increase for future compensation levels of 5.1% and 5.1% for 1995 and 1996, respectively. The expected long-term rate of return on plan assets used in 1995 and 1996 was 10%.

Net pension expense for the defined benefit plans included the following components for 1994, 1995 and 1996 (in millions):

                             			1994   		1995  		1996
Service cost (benefits earned
during the period)          		$	12.4  	$	11.4 		$15.9
Interest cost on projected
benefit obligation		            11.9	   	12.9  		15.4
Actual return on  assets	      	(2.1)  	(37.0) 	(23.6)
Net amortization
	and deferral			               (10.9)   	23.3	   	6.5
Net pension expense		         $	11.3  	$	10.6   $14.2

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

Alaska and Horizon also maintain an unfunded, noncontributory benefit plan for certain elected officers. The present value of unfunded benefits for this plan was accrued as of December 31, 1995 and 1996.

Total expense for all pension plans was $22.5 million, $22.2 million and $26.5 million, respectively, in 1994, 1995 and 1996.

Profit Sharing Plans
Alaska and Horizon have employee profit sharing plans. Profit sharing expense for 1994, 1995 and 1996 was $3.6 million, $-0- and $0.9 million, respectively.

Other Postretirement Benefits
The Company allows retirees to continue their medical, dental and vision benefits by paying the active employee plan premium until age 65. This results in a subsidy to retirees because the premiums received by the Company are less than the actual cost of the retirees' claims. The accrued postretirement benefit obligation (APBO) for this subsidy at December 31, 1995 and 1996 was $12.1 million and $13.5 million, respectively. The APBO is unfunded and is included with other liabilities on the Balance Sheet. Annual expense related to this subsidy is not considered material to disclose.

Note 8.	Income Taxes
Deferred income taxes result from temporary differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. Deferred tax assets and liabilities comprise the following at December 31 (in millions):

                              			1995   		1996
Excess of tax over book
  depreciation			              $140.6 		$146.7
Training expense	                	1.5    			.8
Other - net		                    	5.8	   		1.2
Gross deferred tax liabilities		147.9	   148.7

Loss carryforward	            		(42.1)  	(17.8)
Alternative minimum tax		      	(29.3)  	(44.1)
Capital leases		                	(3.1)   	(4.5)
Ticket pricing adjustments		     (1.2)   	(1.0)
Frequent flyer program	        		(6.6)   	(6.6)
Employee benefits			             (9.2)  	(10.2)
Aircraft return provisions	    	(16.3)  	(13.9)
Gain on sale of assets			        (2.3)   	(3.1)
Capitalized interest			          (1.6)   	(1.5)
Inventory obsolescence		        	(5.8)   	(7.1)
Gross deferred tax assets		    (117.5)	 (109.8)

Net deferred tax liabilities		 $ 30.4  	$ 38.9

Current deferred tax asset   	$ (10.6)	$ (10.6)
Noncurrent deferred tax liability	41.0  		49.5
Net deferred tax liabilities		$  30.4  	$ 38.9

After consideration of temporary differences, taxable income for 1996 was approximately $63 million, which was offset by net operating losses generated in prior years. Federal loss carryforwards can be used through year 2008.

The components of income tax expense were as follows (in millions):
	                    	1994   	1995  	  1996
Current tax expense:
	Federal	            $ 8.0  	$ 5.0  	$ 17.5
	State	                 .1     	.3	      .9
Total current         	8.1    	5.3    	18.4
Deferred tax expense:
	Federal	              8.0    	9.2     	6.7
	State	                2.4    	2.2     	1.2
Total deferred       	10.4   	11.4     	7.9
Total tax expense	   $18.5  	$16.7   	$26.3

Income tax expense reconciles to the amount computed by applying the U.S. federal rate of 35% to income before taxes as follows (in millions):
                       		1994    	1995    	1996
Income before
  income tax		          $41.0   	$34.0   	$64.3
Expected tax expense	   $14.3   	$11.9   	$22.5
Nondeductible expenses 	  2.4     	3.0     	2.8
State income tax	        	1.5     	1.8     	1.0
Other - net		              .3      	--      	--
Actual tax expense		    $18.5   	$16.7   	$26.3
Effective tax rate	     45.1%   	49.1%   	40.9%


Note 9.	Business Segment Information
Financial information for Alaska and Horizon follows (in millions):
                      		1994      	1995      		1996
Operating revenues:
		Alaska	          	$1,061.6	  $1,142.3   	$1,297.3
		Horizon		            256.9     	279.5	     	301.3
Operating income:
		Alaska		              62.9      	72.3	      	90.0
		Horizon	             	12.9       	4.2       		0.1
Total assets:
		Alaska		           1,245.0   	1,266.5   		1,247.9
		Horizon	            	152.3     	154.9     		173.3
Depreciation and amortization expense:
		Alaska			             47.7      	58.2	      	55.9
		Horizon			             8.7       	9.9	      	11.4
Capital expenditures:
		Alaska			            173.1      	87.9	     	229.9
		Horizon			            15.5      	15.4      		39.9

Note 10.	 Financial Instruments
The estimated fair values of the Company's financial instruments were as follows (in millions):

                   				December 31, 1995
                       		Carrying		Fair
                         		Amount		Value
Cash and cash equivalents	$ 25.8		$ 25.8
Marketable securities    		109.3 		109.7
Restricted deposits       		64.2  		64.2
Long-term debt           		532.2	 	521.9

                   				December 31, 1996
                       		Carrying		Fair
                         		Amount		Value
Cash and cash equivalents	$ 49.4	 $ 49.4
Marketable securities     		52.4	  	52.2
Restricted deposits	       	64.6	  	64.6
Long-term debt		           400.4	 	421.7

The fair value of cash equivalents approximates carrying value due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair value of restricted deposits approximates the carrying amount. The fair value of publicly traded long-term debt is based on quoted market prices, and the fair value of other debt approximates carrying value.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Alaska Air Group, Inc.:


We have audited the accompanying consolidated balance sheet of Alaska Air Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


Seattle, Washington
January 24, 1997

VALUATION AND QUALIFYING ACCOUNTS
Alaska Air Group, Inc.                                                        Schedule II

                                                       Additions
                                          Beginning      Charged      (A)         Ending
(In Millions)                               Balance   to Expense   Deductions    Balance

Year Ended December 31, 1994
(a) Reserve deducted from asset
     to which it applies:
Allowance for doubtful accounts                $2.6         $0.9        $(1.2)      $2.3
Obsolescence allowance for
flight equipment spare parts                   $8.3         $4.5        $(0.7)     $12.1

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision              $30.7         $9.1       $(14.2)     $25.6


Year Ended December 31, 1995
(a) Reserve deducted from asset
     to which it applies:
Allowance for doubtful accounts                $2.3         $0.6        $(1.3)      $1.6
Obsolescence allowance for
flight equipment spare parts                  $12.1         $2.7        $(1.3)     $13.5

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision              $25.6         $7.5        $(0.6)     $32.5


Year Ended December 31, 1996
(a) Reserve deducted from asset
     to which it applies:
Allowance for doubtful accounts                $1.6         $0.7        $(1.0)      $1.3
Obsolescence allowance for
flight equipment spare parts                  $13.5         $3.5        $(0.9)     $16.1

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision              $32.5         $9.4        $(3.3)     $38.6


(A) Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

	*3.(i)	Articles of Incorporation of Alaska Air Group, Inc. as amended through May 21, 1996.
	3.(ii)	Bylaws of Alaska Air Group, Inc., as amended through Feb. 8, 1996
(Exhibit 3.(ii) to 1995 10-K).
	4.1	Amended and Restated Rights Agreement dated 8/7/96 between Alaska
Air Group, Inc. and The First National Bank of Boston, as Rights
Agent (Exhibit 2.1 to Form 8A-A filed 8/8/96).
	10.1	Lease Agreement dated Feb. 1, 1979 between Alaska Airlines, Inc.
and the Alaska Industrial Development Authority (AIDA) (Exhibit 10-
15 to Registration Statement No. 2-70742).
	10.2	Lease Agreement dated April 1, 1978 between Alaska Airlines, Inc.
and the AIDA (Exhibit 10-16 to Registration Statement No. 2-70742).
	10.3	Management Incentive Plan (1992 Proxy Statement).
	10.4	Loan Agreement dated as of December 1, 1984, between Alaska
Airlines, Inc. and the Industrial Development Corporation of the
Port of Seattle (Exhibit 10-38 to 1984 10-K).
	10.5	Alaska Air Group, Inc. 1984 Stock Option Plan, as amended through
May 7, 1992 (Registration Statement No. 33-22358).
	10.6	Officers Supplementary Retirement Plan (1996 Proxy Statement).
	10.7	Severance agreement between Alaska Air Group, Inc. and Raymond J.
Vecci (1995 Proxy Statement).
	10.8	Alaska Air Group, Inc. 1988 Stock Option Plan, as amended through
May 19, 1992 (Registration Statement No. 33-52242).
	10.9	Purchase Agreement between McDonnell Douglas Corporation and Alaska
Airlines, Inc. DAC 88-36-D, dated October 14, 1988 (Exhibit 10-17 to 1988 10-K).
	10.10	Capital Performance Plan (Exhibit 4.3 to Registration Statement 33-
33087).
	#10.11	Lease Agreement dated January 22, 1990 between International Lease
Finance Corporation and Alaska Airlines, Inc. for the lease of a
B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit
10-14 to 1990 10-K).
	#10.12	Purchase Agreement dated May 15, 1991, between Horizon Air
Industries, Inc. (HAII) and Dornier Luftfahrt GmbH (DLG) for the
purchase of up to 60 Dornier 328 aircraft (Exhibit 10-19 to May 30,
1991 8-K).
	#10.13	Amendment dated as of June 25, 1993 to the Purchase Agreement dated as of May 15, 1991, between HAII and DLG for the purchase of up to
60 Dornier 328 aircraft (Exhibit 10-19a to Second Quarter 1993 10-
Q).
	#10.14	Agreement dated September 18, 1996 between Alaska Airlines, Inc.
and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit
10.1 to Third Quarter 1996 10-Q).
	#10.15	Agreement dated August 28, 1996 between Horizon Air Industries,
Inc. and Bombardier for the purchase of 25 de Havilland Dash 8-200 aircraft (Exhibit 10.2 to Third Quarter 1996 10-Q).
	10.16	Supplemental retirement plan arrangement between Horizon Air
Industries, Inc. and George D. Bagley (1996 Proxy Statement).
	10.17	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan
(Registration Statement 333-09547).
	*11	Computation of Earnings Per Common Share
	*12	Calculation of Ratio of Earnings to Fixed Charges
	21	Subsidiaries of the Registrant (Exhibit 22-01 to 1987 10-K)
	*23	Consent of Arthur Andersen LLP
	*27	Financial Data Schedule
* Filed herewith.
# Confidential treatment was granted as to a portion of this document.