Form 10-Q
period 1997-03-31
ALASKA AIR GROUP INC
filed 1997-05-05
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

           Delaware	91-1292054
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

	The registrant has 14,558,779 common shares, par value $1.00, outstanding at March 31, 1997.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheets as of March 31, 1997 and December 31, 1996; (ii) consolidated statements of income for the three months ended March 31, 1997 and 1996; (iii) consolidated statement of shareholders' equity for the three months ended March 31, 1997; and, (iv) consolidated statements of cash flows for the three months ended March 31, 1997 and 1996. Also attached are the accompanying notes to the Company's consolidated financial statements that have changed significantly during the three months ended March 31, 1997. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1996, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

Air Group is a holding company incorporated in Delaware in 1985. Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations
First Quarter 1997 Compared with First Quarter 1996
The consolidated net loss for the first quarter of 1997 was $5.7 million, or $0.39 per share, compared with a net loss of $7.2 million, or $0.52 per share, in 1996. The operating loss for the first quarter of 1997 was $5.4 million compared to an operating loss of $5.2 million for 1996. Alaska's operating loss narrowed to $1.5 million from $3.4 million loss for 1996, while Horizon's operating loss widened to $3.7 million from $1.5 million loss for 1996. Airline financial and statistical data is shown following the Air Group financial statements. A discussion of this data follows.

Alaska Airlines The operating loss decreased to $1.5 million, resulting in a negative 0.5% operating margin as compared to a negative 1.2% margin in 1996. Operating revenue per available seat mile (ASM) increased 8.6% to
8.70 cents while operating expenses per ASM increased 7.8% to 8.74 cents.

The increase in revenue per ASM was primarily due to a 4.7 point improvement in system passenger load factor. Essentially all markets experienced increases in load factors. The Seattle-Anchorage market experienced a 13.2 point increase in load factor. The increase in revenue per ASM was also favorably impacted by a 2.8% increase in system passenger yield. Increased yields in the Pacific Northwest to the Bay Area and to Southern California markets were partially offset by lower yields in the Seattle-Anchorage market.

Freight and mail revenues decreased 7% due to a reduction in military charter work in Alaska and lower mail volumes. Other-net revenues increased 1.2% due to increased revenues from travel partners in Alaska's frequent flyer program, offset by lower maintenance service revenue.

The table below shows the major operating expense elements on a cost per ASM basis for Alaska for the first quarters of 1996 and 1997.

Alaska Airlines	Operating Expenses Per ASM (In Cents)
                              		1996   	1997 	Change  	% Change
Wages and benefits             	2.61   	2.77    	.16    	6
Aircraft fuel	                  1.22   	1.50    	.28   	23
Aircraft maintenance            	.39    	.41    	.02    	5
Aircraft rent                  	1.02    1.02      	-     -
Commissions	                     .56    	.63    	.07   	13
Depreciation & amortization	     .41    	.38   	(.03)  	(7)
Landing fees and other rentals  	.34  	  .36  	  .02    	6
Other                          	1.56 	  1.67    	.11    	7
Alaska Airlines Total          	8.11   	8.74    	.63   	 8

Alaska's higher unit costs were primarily due to higher fuel prices and costs associated with higher load factors. Significant unit cost changes are discussed below.

Higher load factors resulted in revenue passengers increasing by 7.5% while ASMs grew only 2.3%. Employees increased 8.6% (primarily in reservation and customer service positions) to service the added workload. The net effect was that wages and benefits expense increased more than the ASM growth, resulting in a 6% increase in cost per ASM.

Fuel expense per ASM increased 23%, due to a 21% increase in the price of fuel and lower fuel efficiency due to heavier passenger loads and shorter average aircraft stage length.

Maintenance expense per ASM increased 5% because Alaska performed more repair work that is expensed currently and less major airframe and engine overhaul work which is capitalized.

Commission expense per ASM increased 13%, in line with the 13% increase in passenger revenues.

Depreciation and amortization expense per ASM decreased 7% primarily due to the sale (and leaseback) of two aircraft in late March 1996 and a 2% increase in aircraft utilization.

Other expense per ASM increased 7% primarily due to higher costs related to higher loads, such as booking fees, communications charges, credit card commissions and food expense.

Horizon Air The operating loss increased to $3.7 million, resulting in a negative 5.2% operating margin as compared to a negative 2.1% margin in 1996. Operating revenue per ASM increased 0.6% to 20.60 cents while operating expenses per ASM increased 3.7% to 21.66 cents.

The increase in revenue per ASM was due to a small increase in passenger yield while the system passenger load factor remained constant.

Freight and mail revenues decreased 4% due to decreased capacity.

The table below shows the major operating expense elements on a cost per ASM basis for Horizon for the first quarters of 1996 and 1997.

Horizon Air	Operating Expenses Per ASM (In Cents)
                                		1996   	1997 	Change  	% Change
Wages and benefits               	6.42   	6.76    	.34      	5
Aircraft fuel                    	2.16   	2.62    	.46     	21
Aircraft maintenance             	2.81   	3.00    	.19      	7
Aircraft rent                    	2.43   	2.48    	.05      	2
Commissions                      	1.37   	1.30   	(.07)    	(5)
Depreciation & amortization        .80    	.85    	.05      	6
Loss (gain) on sale of assets     	.17   	(.20)  	(.37)    	NM
Landing fees and other rentals    	.87    	.94    	.07      	8
Other                            	3.86	   3.91    	.05      	1
Horizon Air Total               	20.89  	21.66    	.77      	4
NM = Not Meaningful
Horizon's unit costs increased 4% primarily due to: (a) higher wage rates and fringe benefits costs; (b) 19% higher fuel prices; (c) higher maintenance expense on leased aircraft that will be returned to lessors earlier than originally planned; and (d) one-time costs to prepare F-28-
4000 aircraft for service to replace F-28-1000 aircraft.

Consolidated Other Income (Expense) Non-operating expense decreased $3.6 million to $4.7 million primarily due to smaller average debt balances and lower interest rates on variable debt.

Income Tax Credit Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 43.6% tax rate for the first quarter of 1997, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 40.9% tax rate used for full year 1996. This rate is evaluated each quarter and adjustments are made if necessary.

New Accounting Standards During March 1997, the Financial Accounting Standards Board issued FAS 128, Earnings Per Share (EPS). The new standard replaces "primary" and "fully diluted" EPS amounts with "basic" and "diluted" EPS amounts, respectively. The purpose of the change is to simplify the EPS calculations and provide consistency with international accounting standards. Had FAS 128 been in effect during 1996, the Company's basic EPS would have been $2.67 (versus $2.65 primary EPS) and diluted EPS would have been $2.05 (the same as fully diluted EPS). FAS 128 is effective for fiscal years ending after December 15, 1997 and requires restatement of prior years' earnings per share. Early adoption is not permitted.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                        	    Dec. 31, 1996  	March 31, 1997       	Change
	(In millions, except debt-to-equity and per share amounts)
Cash and marketable securities	    $	101.8          	$	78.2	      $	(23.6)
Working capital (deficit)		         (185.6)        		(218.5)      		(32.9)
Long-term debt
 and capital lease obligations     		404.1          		397.3	        	(6.8)
Shareholders' equity		               272.5          		268.9	        	(3.6)
Book value per common share       	$	18.83         	$	18.47      	$	(0.36)
Debt-to-equity                    	60%:40%          	60%:40%          	NA

The Company's cash and marketable securities portfolio decreased by $24 million during the first three months of 1997. Operating activities provided $37 million of cash during this period. Cash was used for $39 million of capital expenditures including the purchase of a previously leased B737-200C aircraft, a new Dash 8-200 aircraft, flight equipment deposits and airframe and engine overhauls, net repayment of short-term borrowings ($19 million) and the repayment of debt ($6 million).

The working capital deficit increased by $33 million primarily due to the purchase of property and equipment.

Shareholders' equity decreased only $4 million in spite of a $6 million net loss due to the issuance of $2 million of common stock under stock plans.

PART II.  OTHER INFORMATION
ITEM 5.  Other Information
The U.S. 10% passenger ticket tax, the 6.25% cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1996, and were all reinstated effective March 7, 1997. These taxes are due to expire on September 30, 1997.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit 11 - Statement regarding computation of per-share earnings.
	Exhibit 27 - Financial data schedule.
(b)	A report on Form 8-K describing changes in the employee profit sharing programs was filed on February 20, 1997.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  May 2, 1997


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)


CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

ASSETS
                                                    December 31,     March 31,
(In Millions)                                                1996          1997
Current Assets
Cash and cash equivalents                                   $49.4         $18.3
Marketable securities                                        52.4          59.9
Receivables - net                                            69.7          82.7
Inventories and supplies                                     47.8          48.3
Prepaid expenses and other assets                            80.9          69.4
Total Current Assets                                        300.2         278.6

Property and Equipment
Flight equipment                                            815.9         830.8
Other property and equipment                                270.4         277.7
Deposits for future flight equipment                         84.5          91.1
                                                          1,170.8       1,199.6
Less accumulated depreciation and amortization              326.3         339.2
                                                            844.5         860.4
Capital leases
Flight and other equipment                                   44.4          44.4
Less accumulated amortization                                25.5          25.9
                                                             18.9          18.5
Total Property and Equipment - Net                          863.4         878.9


Intangible Assets - Subsidiaries                             61.6          61.1


Other Assets                                                 86.2          90.1


Total Assets                                             $1,311.4      $1,308.7

See accompanying notes to consolidated financial statements.



CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    December 31,     March 31,
(In Millions)                                                1996          1997
Current Liabilities
Accounts payable                                            $65.4         $72.2
Accrued aircraft rent                                        52.8          51.9
Accrued wages, vacation and payroll taxes                    51.5          46.2
Other accrued liabilities                                    82.0          64.8
Short-term borrowings
(Interest rate: 1996 - 5.6%; 1997 - 5.9%)                    47.0          28.0
Air traffic liability                                       163.0         209.4
Current portion of long-term debt and
  capital lease obligations                                  24.1          24.6
Total Current Liabilities                                   485.8         497.1

Long-Term Debt and Capital Lease Obligations                404.1         397.3
Other Liabilities and Credits
Deferred income taxes                                        49.5          44.7
Deferred income                                              18.1          16.8
Other liabilities                                            81.4          83.9
                                                            149.0         145.4
Shareholders' Equity
Common stock, $1 par value
  Authorized:      50,000,000 shares
  Issued: 1996 -  17,223,281 shares
          1997 -  17,307,356 shares                          17.2          17.3
  Capital in excess of par value                            166.8         168.4
  Treasury stock, at cost: 1996 - 2,748,550 shares
   1997 - 2,748,577 shares                                  (62.6)        (62.6)
Deferred compensation                                        (2.8)         (2.3)
Retained earnings                                           153.9         148.1
                                                            272.5         268.9
Total Liabilities and Shareholders' Equity               $1,311.4      $1,308.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.

Three Months Ended March 31
(In Millions except Per share Amounts)                    1996          1997
Operating Revenues
Passenger                                                $312.6        $342.9
Freight and mail                                           21.4          20.0
Other - net                                                17.4          17.5
Total Operating Revenues                                  351.4         380.4
Operating Expenses
Wages and benefits                                        114.3         122.5
Aircraft fuel                                              50.5          62.7
Aircraft maintenance                                       23.5          25.2
Aircraft rent                                              44.1          44.9
Commissions                                                23.0          24.8
Depreciation and amortization                              17.1          16.7
Loss (gain) on sale of assets                               0.7          (0.7)
Landing fees and other rentals                             15.0          15.9
Other                                                      68.4          73.8
Total Operating Expenses                                  356.6         385.8
Operating Loss                                             (5.2)         (5.4)
Other Income (Expense)
Interest income                                             2.6           1.9
Interest expense                                          (11.1)         (8.4)
Interest capitalized                                        0.0           1.0
Other - net                                                 0.2           0.8
                                                           (8.3)         (4.7)
Loss before income tax                                    (13.5)        (10.1)
Income tax credit                                           6.3           4.4
Net Loss                                                  $(7.2)        $(5.7)

Loss Per Share                                           $(0.52)       $(0.39)

Shares used for computation                                13.7          14.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.
                                                   Capital in     Treasury   Deferred
                                         Common     Excess of        Stock    Compen-    Retained
(In Millions)                             Stock     Par Value      at Cost     sation    Earnings      Total
Balances at December 31, 1996             $17.2         $166.8       $(62.6)     $(2.7)     $153.8     $272.5
Net loss for the three months
  ended March 31, 1997                                                                        (5.7)      (5.7)
Stock issued under stock plans              0.1            1.6                                            1.7
Employee Stock Ownership Plan
  shares allocated                                                                 0.4                    0.4

Balances at March 31, 1997                $17.3         $168.4       $(62.6)     $(2.3)     $148.1     $268.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.

Three Months Ended March 31  (In Millions)                    1996        1997
Cash flows from operating activities:
Net loss                                                      $(7.2)      $(5.7)
Adjustments to reconcile net loss to cash:
   Depreciation and amortization                               17.1        16.7
   Amortization of airframe and engine overhauls                7.6         8.4
   Loss (gain) on disposition of assets                         0.7        (0.7)
   Deferred income taxes                                       (6.7)       (4.8)
   Increase in accounts receivable                            (26.6)      (13.0)
   Decrease in other current assets                            14.1        11.0
   Increase in air traffic liability                           45.5        46.5
   Decrease in other current liabilities                       (4.9)      (16.6)
   Other-net                                                    4.5        (5.1)
Net cash provided by operating activities                      44.1        36.7
Cash flows from investing activities:
Proceeds from disposition of assets                             1.0         2.9
Purchases of marketable securities                            (13.4)      (14.6)
Sales and maturities of marketable securities                  48.4         7.0
Restricted deposits                                             2.5        (0.6)
Additions to flight equipment deposits                          -          (6.7)
Additions to property and equipment                           (20.5)      (32.1)
Net cash provided by (used in) investing activities            18.0       (44.1)
Cash flows from financing activities:
Proceeds from short-term borrowings                             -          28.0
Repayment of short-term borrowings                            (65.9)      (47.0)
Proceeds from sale and leaseback transactions                  57.4         -
Long-term debt and capital lease payments                     (19.7)       (6.4)
Proceeds from issuance of common stock                          4.9         1.7
Net cash used in financing activities                         (23.3)      (23.7)
Net increase (decrease) in cash and cash equivalents           38.8       (31.1)
Cash and cash equivalents at beginning of year                 25.8        49.4
Cash and cash equivalents at end of year                      $64.6       $18.3
Supplemental disclosure of cash paid (received) during the period for:
  Interest (net of amount capitalized)                         $9.0        $4.7
  Income taxes (refunds)                                       (0.8)       (4.5)
Noncash investing and financing activities                    None        None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE THREE MONTHS ENDED MARCH 31, 1997
Alaska Air Group, Inc.

Note 1.	Summary of Significant Policies (See Note 1 to Consolidated
Financial Statements at December 31, 1996)
Property, Equipment and Depreciation
Effective January 1, 1997, the estimated salvage value of B737-400 flight equipment was changed to 10% from 20%. The new estimate was adopted to recognize the lower expected salvage values for this aircraft type. The annual effect of the change will be to increase depreciation expense $0.5 million and decrease net income $0.3 million ($.02 per share).

                                                Airline Financial and Statistical Data
Quarter Ended March 31
                                                Alaska Airlines             Horizon Air
                                                               %                            %
Financial Data (in millions):             1996      1997   Change     1996      1997    Change
Operating Revenues:
Passenger                                $245.1   $277.4     13.2     $69.0    $67.8      (1.7)
Freight and mail                           18.7     17.4     (7.0)      2.7      2.6      (3.7)
Other - net                                16.6     16.8      1.2       0.8      0.6     (25.0)

Total Operating Revenues                  280.4    311.6     11.1      72.5     71.0      (2.1)

Operating Expenses:
Wages and benefits                         91.5     99.2      8.4      22.7     23.3       2.6
Aircraft fuel                              42.8     53.7     25.5       7.6      9.0      18.4
Aircraft maintenance                       13.6     14.8      8.8       9.9     10.4       5.1
Aircraft rent                              35.6     36.4      2.2       8.6      8.5      (1.2)
Commissions                                19.6     22.6     15.3       4.9      4.5      (8.2)
Depreciation and amortization              14.2     13.7     (3.5)      2.8      2.9       3.6
Loss (gain) on sale of assets               0.1      0.0       NM       0.6     (0.7)       NM
Landing fees and other rentals             11.9     12.7      6.7       3.1      3.2       3.2
Other                                      54.5     60.0     10.1      13.8     13.6      (1.4)

Total Operating Expenses                  283.8    313.1     10.3      74.0     74.7       0.9

Operating Loss                             (3.4)    (1.5)              (1.5)    (3.7)

Interest income                             2.6      2.4                0.0      0.0
Interest expense                           (8.9)    (6.2)              (0.1)    (0.5)
Interest capitalized                        0.0      0.7                0.0      0.3
Other - net                                 0.4      0.8               (0.0)     0.1
                                           (5.9)    (2.3)              (0.1)    (0.1)

Loss before income tax credit             $(9.3)   $(3.8)             $(1.6)   $(3.8)

Operating Statistics:
Revenue passengers (000)                   2,576    2,770     7.5        907      856     (5.6)
RPMs (000,000)                             2,126    2,342    10.2        209      204     (2.6)
ASMs (000,000)                             3,500    3,582     2.3        354      345     (2.6)
Passenger load factor                      60.7%    65.4%  4.7 pts     59.1%    59.1%   0.0 pts
Breakeven load factor                      64.2%    67.1%  2.9 pts     60.0%    63.4%   3.4 pts
Yield per passenger mile                  11.53c   11.84c     2.8     33.02c   33.30c      0.8
Operating revenues per ASM                 8.01c    8.70c     8.6     20.48c   20.60c      0.6
Operating expenses per ASM                 8.11c    8.74c     7.8     20.89c   21.66c      3.7
Fuel cost per gallon                       68.5c    83.2c    21.3      73.6c    87.9c     19.4
Fuel gallons (000,000)                     62.5     64.6      3.4      10.4     10.3      (1.0)
Average number of employees                7,297    7,921     8.6      2,840    2,812     (1.0)
Aircraft utilization (block hours)         10.9     11.2      2.3       7.6      7.0      (7.8)
Operating fleet at period-end                 74       75     1.4         62       59     (4.8)
NM = Not Meaningful
c = cents