Form 10-Q/A
period 1996-09-30
ALASKA AIR GROUP INC
filed 1997-06-23
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q/A
AMENDMENT NO. 1 TO QUARTERLY REPORT

Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
(Date of Report)

Commission file number  1-8957

ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

           Delaware	91-1292054
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19300 Pacific Highway South, Seattle, Washington 98188
(Address of principal executive offices)
(206) 431-7040
(Registrant's telephone number)

The undersigned registrant hereby amends Exhibit 10.2 to its quarterly report on Form 10-Q for the quarterly period ended September 30,1996 as set forth in the pages attached hereto.

Signature
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  June 23, 1997


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance (Principal Financial Officer)



BOMBARDIER REGIONAL AIRCRAFT DIVISION


PURCHASE AGREEMENT*






BETWEEN


BOMBARDIER INC.



AND



HORIZON AIR INDUSTRIES, INC.
__________________________________________________________________

Forty (40) de Havilland DHC-8 aircraft

Including related Customer Support Services

_________________________________________________________________


CONFIDENTIAL TREATMENT HAS BEEN SOUGHT FOR CERTAIN PORTIONS OF THIS EXHIBIT. SUCH PORTIONS HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.



* The following marking indicates that material has been omitted because it is confidential:
   [CONFIDENTIAL TREATMENT REQUESTED]




TABLE OF CONTENTS

ARTICLE
		1	INTERPRETATION
		2	SUBJECT MATTER OF SALE
		3	CUSTOMER SUPPORT SERVICES AND WARRANTY
		4	PRICE
		5	PAYMENT
		6	DELIVERY PROGRAM
		7	BUYER INFORMATION
		8	CERTIFICATION FOR EXPORT
		9	ACCEPTANCE PROCEDURE
		10	TITLE AND RISK
		11	CHANGES
		12	BUYER'S REPRESENTATIVES AT MANUFACTURE SITE
		13	EXCUSABLE DELAY
		14	NON-EXCUSABLE DELAY
		15	LOSS OR DAMAGE
		16	TERMINATION
		17	NOTICES
		18	INDEMNITY AGAINST PATENT INFRINGEMENT
		19	LIMITATION OF LIABILITY
		20	ASSIGNMENT
		21	SUCCESSORS
		22	APPLICABLE LAWS
		23	CONFIDENTIAL NATURE OF AGREEMENT
		24	AGREEMENT

	APPENDIX
		I		ECONOMIC ADJUSTMENT FORMULA
		II		DELIVERY SCHEDULE
		III	SPECIFICATION
		IV	BUYER SELECTED OPTIONAL FEATURES



	EXHIBIT
		I		CERTIFICATE OF ACCEPTANCE
		II		BILL OF SALE
		III	CERTIFICATE OF RECEIPT OF AIRCRAFT
		IV	CHANGE ORDER


	ANNEX A			CUSTOMER SUPPORT SERVICES
	ANNEX B			WARRANTY AND SERVICE LIFE POLICY

HORIZON AIR INDUSTRIES, INC.


LETTER AGREEMENTS - PA 80345


LA #80345-1A	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-01	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-02	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-03	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-04	Option Aircraft
LA #80345-05	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-06	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-07	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-08	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-09	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-10	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-11	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-12	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-13	Customer Services
LA #80345-14	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-15	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-16	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-17	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-18	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-19	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-20	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-21	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-22	Spare Parts Support Program - Flex Parts
LA #80345-23	Intentionally Deleted
LA #80345-24	Intentionally Deleted
LA #80345-25	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-26	Maximum Zero Fuel Weight and Manufacturer's Empty
	Weight
LA #80345-27	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-28	Optional Features
LA #80345-29	[CONFIDENTIAL TREATMENT REQUESTED]
LA #80345-30	[CONFIDENTIAL TREATMENT REQUESTED]


This Agreement is made on the        day of               1996.


BY AND BETWEEN:	BOMBARDIER INC., a Canadian Corporation represented by
its BOMBARDIER REGIONAL AIRCRAFT DIVISION ("BRAD") having an office at 123 Garratt Boulevard, Downsview, Ontario,
Canada.



AND:	HORIZON AIR INDUSTRIES, INC., a Washington Corporation
having its head office at 19521 Pacific Highway South, Seattle, Washington, USA, 98188.


	("Buyer")


WHEREAS	de Havilland Inc., an affiliate of BRAD, is engaged in
the manufacture of the DHC-8 ("Dash 8") aircraft products; and

	BRAD has been created for the purpose of providing marketing, sales and customer support services for the de
Havilland Dash 8 aircraft and related products; and

	BRAD is entering into this agreement acting as agent for de Havilland Inc.

WHEREAS	Buyer desires to purchase forty (40) Aircraft (as later
defined) and related data, documents, and services under this Agreement (as later defined), and BRAD desires to arrange the sale of such Aircraft, data, documents and services to Buyer,


NOW THEREFORE, in consideration of the mutual covenants herein contained, Buyer and BRAD agree as follows:


ARTICLE 1.	INTERPRETATION

1.1	The recitals above have been inserted for convenience only and do not form part of the agreement.

1.2	The headings in this agreement are included for convenience only and shall not be used in the construction and interpretation of this agreement.

1.3	In this agreement, unless otherwise expressly provided, the singular includes the plural and vice-versa.

1.4	In this agreement the following expressions shall, unless otherwise expressly provided, mean:

	(a)	"Acceptance Period" shall have the meaning attributed to it in
Article 9.3;

	(b)	"Acceptance Date" shall have the meaning attributed to it in
Article 9.7.(a);

	(c)	"Agreement" means this Agreement, including its Exhibits,
Annexes, Appendices and Letter Agreements, if any, attached hereto (each of which is incorporated in the Agreement by this reference), as they may be amended pursuant to the provisions of the Agreement;

	(d)	"Aircraft" shall have the meaning attributed to it in Article
2.1;

	(e)	"Aircraft Purchase Price" shall have the meaning attributed to it in Article 4.2;

	(f)	"Base Price" shall have the meaning attributed to it in Article
4.1;

	(g)	"Bill of Sale" shall have the meaning attributed to it in Article
9.7 (c);

	(h)	"BFE" shall have the meaning attributed to it in Article 11.1;

	(i)	"Buyer Selected Optional Features" shall have the meaning
attributed to it in Article 2.1;

	(j)	"Delivery Date" shall have the meaning attributed to it in
Article 9.7.(c);


(k)	"Economic Adjustment Formula" shall have the meaning attributed to it in Article 4.2;

	(l)	"Excusable Delay" shall have the meaning attributed to it in
Article 13.1;

	(m)	"FAA" shall have the meaning attributed to it in Article 8.1;

	(n)	"Non-Excusable Delay" shall have the meaning attributed to it in
Article 14.1;

	(o)	"Notice" shall have the meaning attributed to it in Article 17.1;

	(p)	"Other Patents" shall have the meaning attributed to it in
Article 18.1;

	(q)	"Permitted Change" shall have the meaning attributed to it in
Article 11.2;

	(r)	"Readiness Date" shall have the meaning attributed to it in
Article 9.1;

	(s)	"Regulatory Change" shall have the meaning attributed to it in
Article 8.4;

	(t)	"Scheduled Delivery Dates" shall have the meaning attributed to it in Article 6;

	(u)	"Specification" shall have the meaning attributed to it in
Article 2.1; and

	(v)	"Taxes" shall have the meaning attributed to it in Article 4.3.

	(w)	"TC" shall have the meaning attributed to it in Article 8.1;

1.5	All dollar amounts in this Agreement are in United States Dollars.



ARTICLE 2 - SUBJECT MATTER OF SALE

2.1	Subject to the provisions of this Agreement, BRAD will sell and Buyer will purchase forty (40) de Havilland Dash 8 series 200 model 202 aircraft manufactured pursuant to detail specification no. DS8-200
Issue 3 dated May 1996, attached hereto as Appendix III, as that specification may be modified from time to time in accordance with this Agreement (the "Specification"), as supplemented to reflect the incorporation of the Buyer selected optional features ("Buyer Selected Optional Features") set forth in Appendix IV hereto (individually or collectively the "Aircraft").




ARTICLE 3 - CUSTOMER SUPPORT SERVICES AND WARRANTY

3.1	BRAD shall provide to Buyer the customer support services pursuant to the provisions of Annex A attached hereto.

3.2	BRAD shall provide to Buyer the warranty and the service life policy described in Annex B attached hereto which shall be the exclusive warranty applicable to the Aircraft.

3.3	Unless expressly stated otherwise, the services referred to in 3.1 and
3.2 above are incidental to the sale of the Aircraft and are included in the Aircraft Purchase Price.


ARTICLE 4  -  PRICE

4.1	(a)	The base price for each of the Aircraft (excluding the Buyer
Selected Optional Features) Ex Works (Incoterms 1990) BRAD's facilities in Downsview, Ontario, is [CONFIDENTIAL TREATMENT
REQUESTED]

	(b)	The base price of the Buyer Selected Optional Features
(Appendix IV) is [CONFIDENTIAL TREATMENT REQUESTED

	The Aircraft base price shall be the base price for the Aircraft as stated in paragraph (a), plus the base price of the Buyer
Selected Optional Features as stated in paragraph (b) ( the "Base
Price").

4.2	The price of the Aircraft shall be the Base Price adjusted for changes made pursuant to Article 11 and any Regulatory Changes pursuant to
Article 8.4, and further adjusted to the Delivery Date to reflect economic fluctuations during the period from July 1, 1995 to the Delivery Date of each Aircraft ("Aircraft Purchase Price"). Such adjustments shall be based on the economic adjustment formula attached as Appendix I ("Economic Adjustment Formula").

4.3	The Aircraft Purchase Price does not include any taxes, fees or duties including, but not limited to, sales, use, value added (including the Canadian Goods and Services Tax), personal property, gross receipts, franchise, excise taxes, assessments or duties ("Taxes") which are or may be imposed by law upon BRAD, any affiliate of BRAD, Buyer or the Aircraft whether or not there is an obligation for BRAD to collect same from Buyer, by any taxing authority or jurisdiction occasioned by, relating to or as a result of the execution of this Agreement or the sale, lease, delivery, storage, use or other consumption of any Aircraft, BFE or any other matter, good or service provided under or in connection with this Agreement. According to current legislation, Canadian taxes, duties and Goods and Services Tax are not applicable to aircraft sold and immediately exported from Canada.

4.4	If any Taxes (other than Canadian income taxes charged on the income of BRAD) are imposed upon Buyer or become due or are to be collected from BRAD by any taxing authority, BRAD shall notify Buyer in a timely manner and Buyer shall promptly, but no later than ten (10) working days after receiving such notice, pay such Taxes directly to the taxing authority, or reimburse BRAD for such Taxes, as the case may be, including interest and penalties except for interest and penalties resulting from BRAD's fault or negligence. The parties hereto agree, subject to applicable laws, to work together to minimize the imposition of Taxes.


4.5.1	Upon BRAD's reasonable request, Buyer shall execute and deliver to BRAD any documents that BRAD deems necessary or desirable in connection with any exemption from or reduction of or the contestation of or the defense against any imposition of Taxes.

4.5.2	Upon Buyer's reasonable request, BRAD shall execute and deliver to Buyer any existing documents that Buyer deems necessary or desirable in connection with any exemption from or reduction of or the contestation of or the defense against any imposition of Taxes, except that BRAD shall not supply or disclose any documentation relating to other customers of BRAD, costing or pricing of Aircraft or services or any other documents deemed confidential by BRAD.

ARTICLE 5  -  PAYMENT

5.1	BRAD and Buyer acknowledges not having previously provided a deposit per Aircraft.

5.2	Buyer shall make payment or cause payment to be made for each Aircraft as follows:

(a)	7.5% of the estimated Aircraft Purchase Price upon execution of the Agreement;

(b)	5 % of the estimated Aircraft Purchase Price fifteen (15) months prior to its Scheduled Delivery Date;

(c)	5 % of the estimated Aircraft Purchase Price twelve (12) months prior to its Scheduled Delivery Date;

(d)	5 % of the estimated Aircraft Purchase Price nine (9) months prior to its Scheduled Delivery Date;

(e)	7.5% of the estimated Aircraft Purchase Price six (6) months prior to its Scheduled Delivery Date; and

(f)	the balance of the Aircraft Purchase Price, less the amounts
	previously received referred to in Article 5.1, on or before the Delivery Date of such Aircraft to Buyer.

All payments referred to in paragraphs b. to e. above are to be made on the first day of the applicable month.

5.3	Intentionally deleted.

5.4	Buyer shall pay BRAD daily interest on late payments, if the late payments are not made within a five (5) day grace period, from the date that any payment becomes due up to and including the day prior to receipt of payment, at a rate of two per cent (2 %) per annum over the prime rate on U.S. funds charged by the National Bank of Canada from time to time, calculated and compounded monthly. BRAD's right to receive such interest is in addition to any other right or remedy BRAD has at law as a result of Buyer's failure to make payments when due.


5.5	Buyer shall make all payments due under this Agreement in immediately available United States Dollars by deposit on or before the due date to the account of de Havilland Inc. at:

		Morgan Guarantee Trust Co.
		New York, New York, United States of America
		ABA # 021000238

		To pay:
		Canadian Imperial Bank of Commerce
		Head Office
		Toronto, Ontario, Canada
		Account # 64101470

		For the credit of the beneficiary bank:
		Canadian Imperial Bank of Commerce
		Main Branch Transit # 00002
		Toronto, Ontario, Canada
		Account # 64101470

		For the further credit of the beneficiary:
		de Havilland Inc.
		Account # 03-51717

5.6	All other amounts due with respect to each Aircraft shall be paid on or prior to the Delivery Date of the respective Aircraft.

5.7	All payments provided for under this Agreement shall be made so as to be received in immediately available funds on or before the dates stipulated herein.

5.8	de Havilland Inc. shall remain the exclusive owner of the Aircraft, free and clear of all rights, liens, charges or encumbrances created by or through Buyer, until such time as all payments referred to in this Article 5 have been made.



ARTICLE 6  -  DELIVERY PROGRAM

6.1	The Aircraft shall be offered for inspection and acceptance to Buyer at BRAD's facility in Downsview, Ontario during the months set forth in Appendix II attached hereto (the "Scheduled Delivery Dates").

ARTICLE 7  -  BUYER INFORMATION

7.1	During the manufacture of the Aircraft, Buyer shall provide to BRAD on or before the date required by BRAD, all information as BRAD may reasonably request to manufacture the Aircraft including, without limitation, the selection of furnishings, internal and external colour schemes.

	Within thirty (30) days of execution of the Agreement:

(a)	provide BRAD with an external paint scheme agreed on by the
parties; and

(b)	select interior colours (from BRAD's standard colours).

	Failure of Buyer to comply with these requirements may result in an increase in price, a delay in delivery of the Aircraft, or both.

7.2	On or before execution of this Agreement Buyer shall notify BRAD in writing of the BFE (if any) that Buyer wishes to have incorporated into each Aircraft. Buyer shall also provide details of:

a.	weights and dimensions of the BFE;

b.	test equipment or special tools required to incorporate the BFE;
and

c.	any other information BRAD may reasonably require.

	Within ninety (90) calendar days thereafter, BRAD shall advise Buyer of its acceptance or rejection of the BFE, acceptance of which is not to be unreasonably refused, and of the dates by which each item of BFE is required by BRAD. If required the parties hereto shall execute a Change Order in accordance with Article 11.1 to cover those BFE accepted by BRAD.

7.3	The BFE accepted by BRAD pursuant to this Article shall be
incorporated in the manufacturing process of the Aircraft subject to the following conditions:

a.	Title to the BFE shall remain at all times with Buyer and risk of loss of the BFE shall remain at all times with Buyer except for damages caused by BRAD's gross negligence.

b.	The BFE must be received Carriage Paid To (Incoterms 1990) BRAD's plant or such other place as BRAD may designate, no later than the date notified pursuant to Article 7.2, free and clear of any taxes, duties, licenses, charges, liens or other similar claims;

c.	The BFE shall meet:

1)	the standards of quality of BRAD, and

2)	the requirements of the applicable airworthiness
certification agency;

d.	The BFE shall be delivered to BRAD in good condition and ready for immediate incorporation into the Aircraft. BRAD shall, upon receipt, inspect the BFE as to quantity and apparent defects and inform Buyer of any discrepancies and the required corrective actions to be taken;

e.	BRAD shall only be responsible for the fitment and testing of the
BFE in the Aircraft using reasonable care and good manufacturing practices, in accordance with Buyer's written detailed description of the dimensions and weight of such BFE. Buyer shall also furnish information necessary for its proper storage, fitment, servicing, maintenance and operation and availability of test equipment or special tools;

f.	BRAD SHALL HAVE NO LIABILITY OR OTHER OBLIGATIONS AND IS HEREBY
RELIEVED OF ANY LIABILITY, WARRANTY OR OTHER OBLIGATION WITH
RESPECT TO THE BFE AND BUYER HEREBY WAIVES ALL EXPRESS OR IMPLIED
WARRANTIES OR CONDITIONS INCLUDING THOSE OF MERCHANTABILITY OR
FITNESS OR OTHERWISE AND ALL OTHER LIABILITY (STRICT OR
OTHERWISE) ON THE PART OF BRAD, BE IT IN FACT, IN LAW, IN
CONTRACT, OR IN TORT (INCLUDING WITHOUT LIMITATION THE ACTIVE,
PASSIVE OR IMPUTED NEGLIGENCE OR STRICT PRODUCTS LIABILITY OF
BRAD OR ITS AFFILIATES), OR OTHERWISE, IN CONNECTION WITH THE BFE
OR ITS DESIGN, SUITABILITY, USE OR OPERATION.


7.4	If at any time between receipt of the BFE by BRAD and the Delivery
Date, it is reasonably determined by BRAD that an item of BFE supplied does not meet the standards and requirements described above or its fitment, integration and testing in the Aircraft or Aircraft systems create delays in the manufacturing or certification process, then such BFE may be removed and replaced by other BFE or by BRAD's equipment.
Any costs associated with the removal, refitment, replacement, testing, certification and/or delays in the Delivery Date of the Aircraft shall be borne by Buyer unless a specific change made by BRAD results in previously acceptable BFE being refused.

7.5	In the event that the delivery of an Aircraft is delayed due to any delay caused by Buyer's failure to:

a.	deliver or have BFE delivered by the date required;

b.	ensure satisfactory design, suitability, use or operation of the
BFE;

c.	furnish or obtain applicable BFE data;

d.	perform any adjusting, calibrating, retesting or updating of BFE;

e.	furnish or obtain any approvals in compliance with the provisions of this Article; or

f.	comply with the conditions of this Article;

	then BRAD agrees to discuss with Buyer the steps to be taken to minimize, cure, eliminate or work around the delay, but any delay incurred shall be the responsibility of Buyer and Buyer shall pay to BRAD any costs and expenses reasonably incurred by BRAD due to such delay.

7.6	Should there be a delay in delivery caused either by a failure of
Buyer described in Article 7.5, or by an event to which reference is made in Article 13.0 in connection with the BFE, and if such delay cannot reasonably be minimized, cured, eliminated or worked around by agreement of the parties, Buyer agrees that BRAD may deliver the Aircraft without installing the unapproved, delayed or nonconforming
BFE, and Buyer agrees to take delivery of and pay for the Aircraft.

7.7	If this Agreement is terminated in whole or in part in accordance with the provisions hereof BRAD may elect to, by written notice to Buyer, either:

		a.	if concurrence is received from Buyer, purchase the BFE ordered by Buyer and/or received by BRAD at the invoice price paid by
Buyer; or
		b.	return the BFE to Buyer Free Carrier (Incoterms 1990) BRAD's plant, or such other place that BRAD may designate.

ARTICLE 8  -  CERTIFICATION FOR EXPORT

8.1	BRAD has obtained from Transport Canada ("TC"), a TC Type Approval
(Transport Category) and from the Federal Aviation Administration of the United States ("FAA") an FAA Type Certificate for the type of aircraft purchased under this Agreement.

8.2	BRAD shall provide to Buyer a TC Certificate of Airworthiness
(Transport Category) for export, on or before the Delivery Date. This Certificate shall bear a statement of compliance enabling Buyer to obtain an FAA Certificate of Airworthiness.

8.3	BRAD shall not be obligated to obtain any other certificates or approvals as part of this Agreement. The obtaining of any import license or authority required to import or operate the Aircraft into any country outside of Canada shall be the responsibility of Buyer. BRAD shall, to the extent permitted by law, and with Buyer's assistance, seek the issuance of a Canadian export license to enable Buyer to export the Aircraft from Canada subject to prevailing export control regulations in effect on the Delivery Date.

8.4	If any addition or change to, or modification or testing of the
Aircraft is required by any law or governmental regulation or requirement or interpretation thereof by any governmental agency having jurisdiction in order to meet the requirements of Article 8.2
(a "Regulatory Change"), such Regulatory Change shall be made to the Aircraft prior to Delivery Date, or at such other time after the Delivery Date as the parties may agree upon.

8.5	The Regulatory Change shall be made without additional charge to Buyer unless such Regulatory Change is:

	(a)	necessary to comply with any requirement of the United States of
America, the country of import, which varies from or is in addition to its regulation, requirement or interpretation in effect on the date hereof for the issuance of a Certificate of Airworthiness in said country of import, in which case Buyer shall pay BRAD's reasonable charges for such Regulatory Change, or

	(b)	required by any governmental law or regulations or interpretation thereof promulgated by TC or the FAA which is effective subsequent to the date of this Agreement but before the Delivery Date and which is applicable to all aircraft in general or to all aircraft of the same category as the Aircraft, in which case Buyer shall pay BRAD's reasonable charges for such Regulatory Change incorporated in any such Aircraft.

8.6	If delivery of the Aircraft is delayed by the incorporation of any
Regulatory Change, such delay shall be an Excusable Delay within the meaning of Article 13.


8.7	BRAD shall issue a Change Order, reflecting any Regulatory Change required to be made under this Article 8, which shall set forth in detail the particular changes to be made and the effect, if any, of such changes on design, performance, weight, balance, time of delivery, Base Price and Aircraft Purchase Price. Any Change Orders issued pursuant to this Article shall be effective and binding upon the date of BRAD's transmittal of such Change Order.

8.8	If the use of any of the certificates identified in this Article 8 are discontinued during the performance of this Agreement, reference to such discontinued certificate shall be deemed a reference to any other certificate or instrument which corresponds to such certificate.

8.9	Reference to a regulatory authority shall include any succeeding department or agency then responsible for the duties of said regulatory authority.

8.10	[CONFIDENTIAL TREATMENT REQUESTED

ARTICLE 9  -  ACCEPTANCE PROCEDURE

9.1	BRAD shall give Buyer at least thirty (30) days advance notice, by facsimile or telegraphic communication or other expeditious means, of the projected date of readiness of each Aircraft for inspection and delivery.

	BRAD shall give Buyer at least ten (10) working days advance notice, by facsimile or telegraphic communication or other expeditious means, of the date on which an Aircraft will be ready for Buyer's inspection, flight test and acceptance (the "Readiness Date").

9.2	Within two (2) working days following receipt by Buyer of the notice of Readiness Date Buyer shall:

(a)	provide notice to BRAD as to the source and method of payment of the balance of the Aircraft Purchase Price;

(b)	identify to BRAD the names of Buyer's representatives who will participate in the inspection, flight test and acceptance; and

(c)	provide evidence of the authority of the designated persons to execute the Certificate of Acceptance and other delivery documents on behalf of Buyer.

9.3	Buyer shall have three (3) consecutive working days commencing on the
Readiness Date in which to complete the inspection and flight test
(such three (3) working day period being the "Acceptance Period").

9.4	Up to four (4) representatives of Buyer may participate in Buyer's ground inspection of the Aircraft and two (2) representatives of Buyer may participate in the flight test. BRAD shall, if requested by Buyer, perform an acceptance flight of not less than one (1) and not more than three (3) hours duration. Ground inspection and flight test shall be conducted in accordance with BRAD's acceptance procedures (a copy of which shall be provided to Buyer at least 30 days prior to the Scheduled Delivery Date of the First Aircraft hereunder) and at BRAD's expense. At all times during ground inspection and flight test, BRAD shall retain control over the Aircraft.

9.5	If no Aircraft defect or discrepancy is revealed during the ground inspection or flight test, Buyer shall accept the Aircraft on or before the last day of the Acceptance Period in accordance with the provisions of Article 9.7.

	9.6.1	If any material defect or discrepancy in the Aircraft is
revealed by Buyer's ground inspection or flight test, the defect or discrepancy will promptly be corrected by BRAD, at no cost to Buyer, which correction may occur during or after the Acceptance
Period depending on the nature of the defect or discrepancy and of the time required for correction. Should the inspection reveal a defect or discrepancy which from Buyer's standpoint is not a material defect the cost correction of which would be disproportionate to the impact of such defect or discrepancy or Buyer's operation the parties agree to discuss to resolve the issue in a manner satisfactory to both parties. To the extent necessary to demonstrate to Buyer such correction, BRAD shall perform one (1) or more further acceptance flights.

	9.6.2	If any material defect or discrepancy in the Aircraft is
revealed by Buyer's ground inspection or flight test, and BRAD is not able to promptly correct such defect or discrepancydiscrepenacy then BRAD and Buyer will cooperate to effect acceptance and delivery of such Aircraft following correction of such defect in a timely manner satisfactory to both parties.

9.7	Upon completion of the ground inspection and acceptance flight of the
Aircraft and correction of any material defects or discrepancies:

(a)	Buyer will sign a Certificate of Acceptance (in the form of
Exhibit I hereto) for the Aircraft. Execution of the Certificate of Acceptance by or on behalf of Buyer shall be evidence of Buyer having examined the Aircraft and found it in accordance with the provisions of this Agreement. The date of signature of the Certificate of Acceptance shall be the "Acceptance Date";

(b)	BRAD will supply a TC Certificate of Airworthiness for Export;
and

(c)	Buyer shall pay BRAD the balance of the Aircraft Purchase Price and any other amounts due, at which time BRAD shall cause de
Havilland Inc., the manufacturer, to issue an FAA form Bill of Sale and a bill of sale (in the form of Exhibit II hereto) passing to Buyer good title to the Aircraft free and clear of all liens, claims, charges and encumbrances except for those liens, charges or encumbrances created by or claimed through Buyer
(collectively the "Bill of Sale"). The date on which BRAD delivers the Bill of Sale and Buyer takes delivery of the Aircraft shall be the "Delivery Date".

	Delivery of the Aircraft shall be evidenced by the execution and delivery of the Bill of Sale and of the Certificate of Receipt of Aircraft (in the form of Exhibit III hereto).


9.8	Provided that BRAD has met all of its obligations under this Article
9, should Buyer not accept, pay for and take delivery of any of the Aircraft within ten (10) calendar days after the end of the Acceptance Period of such Aircraft, Buyer shall be deemed to be in default of the terms of this Agreement.

9.9	Provided that BRAD has met all material obligations under this Article
9, Buyer shall promptly, upon demand, reimburse BRAD for all costs and expenses reasonably incurred by BRAD as a result of Buyer's failure to accept or take delivery of the Aircraft, including but not limited to reasonable amounts for storage, insurance, taxes, preservation or protection of the Aircraft. Provided that BRAD has met all of its obligations under this Article 9, should Buyer not accept, pay for and/or take delivery of any one of the Aircraft by the end of the Acceptance Period, the present Agreement can be terminated pursuant to
Article 16.2 herein.

ARTICLE 10  -  TITLE AND RISK

10.1	Title to the Aircraft and risk of loss of or damage to the Aircraft passes to Buyer when BRAD presents the Bill of Sale to Buyer on the Delivery Date.

10.2	If, after transfer of title on the Delivery Date, the Aircraft remains in or is returned to the care, custody or control of BRAD, Buyer shall retain risk of loss of, or damage to the Aircraft and for itself and on behalf of its insurer(s) hereby waives and renounces to, and releases BRAD and any of BRAD's affiliates from any claim, whether direct, indirect or by way of subrogation, for damages to or loss of the Aircraft arising out of, or related to, or by reason of such care, custody or control.

ARTICLE 11  -  CHANGES

11.1	Other than a Permitted Change as described in Article 11.2, or a
Regulatory Change as described in Article 8.4, any change to this Agreement (including without limitation the Specification) or any features or Buyer Furnished Equipment ("BFE"), if any, changing the Aircraft from that described in the Specification attached hereto, requested by Buyer, and as may be mutually agreed upon by the parties hereto, shall be made using a change order ("Change Order") substantially in the format of Exhibit IV hereto. Should Buyer request a change, BRAD shall advise Buyer, to the extent reasonably practical, of the effect, if any, of such change request on:

(a)	the Scheduled Delivery Date;

(b)	the price and payment terms applicable to the Change Order; and

(c)	any other material provisions of this Agreement which will be affected by the Change Order.

	Such Change Order shall become effective and binding on the parties hereto when signed by a duly authorized representative of each party.

11.2	BRAD, prior to the Delivery Date and without a Change Order or Buyer's consent, may:

	(a)	substitute the kind, type or source of any material, part,
accessory or 	equipment with any other material, part, accessory
or equipment of like, 	equivalent or better kind or type; or

	(b)	make such change or modification to the Specification as it deems appropriate to:

1)	improve the Aircraft, its maintainability or appearance, or
2)	to prevent delays in manufacture or delivery, or
3)	to meet the requirements of Articles 2 and 8, other than for a
Regulatory Change to which the provisions of Articles 8.4 and 8.5 shall apply,

	provided that all such substitutions, changes or modifications shall not affect the Aircraft Purchase Price or diminish the underlying value of the Aircraft or materially affect (i) the Scheduled Delivery
Date, (ii) interchangeability or replaceability of spare parts or maintainability of the Aircraft, or (iii) performance characteristics including but not limited to passenger and freight capacity of the Aircraft, or (iv) not significantly increase the cost of maintenance of the Aircraft. Any change made in accordance with the provisions of this Article 11.2 shall be deemed to be a "Permitted Change" and the cost thereof shall be borne by BRAD.

ARTICLE 12  -  BUYER'S REPRESENTATIVES AT MANUFACTURE SITE

12.1	From time to time, commencing with the date of this Agreement and ending with the Delivery Date of the last Aircraft purchased hereunder, BRAD shall furnish, without charge, office space at BRAD's facility for one (1) representative of Buyer. Buyer shall be responsible for all expenses of its representative and shall notify
BRAD at least thirty (30) calendar days prior to the first scheduled visit of such representative and three (3) days for each subsequent visit.

12.2	BRAD's and BRAD's affiliates facilities shall be accessible to Buyer's representative during normal working hours. Buyer's representative shall have the right to periodically observe the work at BRAD's or BRAD's affiliates' facilities where the work is being carried out provided there shall be no disruption in the performance of the work.

12.3	BRAD shall advise Buyer's representative of BRAD's or BRAD's affiliates' rules and regulations applicable at the facilities being visited and Buyer's representative shall conform to such rules and regulations.

12.4	At any time prior to delivery of the Aircraft, Buyer's representative may request, in writing, correction of parts or materials which they reasonably believe are not in accordance with the Specification. BRAD shall provide a written response to any such request. Communication between Buyer's representative and BRAD shall be solely through BRAD's Contract Department or its designate.

12.5	BUYER HEREBY RELEASES AND AGREES TO DEFEND, INDEMNIFY AND HOLD
HARMLESS BRAD, ITS ASSIGNEES AND AFFILIATES AND THEIR OFFICERS, DIRECTORS, AGENTS, EMPLOYEES AND CONTRACTORS FROM AND AGAINST ALL LIABILITIES, DAMAGES, LOSSES, COSTS AND EXPENSES RESULTING FROM INJURIES TO OR DEATH OF OR LOSS OF OR DAMAGE TO PROPERTY OF BUYER ((OTHER THAN THE AIRCRAFT OR SPARE PARTS)) OR BUYER'S REPRESENTATIVES WHILE AT BRAD'S OR BRAD'S AFFILIATES OR SUBCONTRACTOR'S FACILITIES AND/OR DURING INSPECTION, FLIGHT TEST OR ACCEPTANCE OF THE AIRCRAFT, WHETHER OR NOT CAUSED BY THE ACTIVE, PASSIVE OR IMPUTED NEGLIGENCE OR STRICT PRODUCTS LIABILITY OF BRAD, ITS ASSIGNEES, AFFILIATES OR THEIR OFFICERS, DIRECTORS, AGENTS, EMPLOYEES OR CONTRACTORS.

ARTICLE 13  -  EXCUSABLE DELAY

13.1	In the event of a delay on the part of BRAD in the performance of its obligations or responsibilities under the provisions of this Agreement due directly or indirectly to a cause which is beyond the reasonable control or without the fault or negligence of BRAD (an "Excusable
Delay"), BRAD shall not be liable for, nor be deemed to be in default under this Agreement on account of such delay in delivery of the Aircraft or other performance hereunder and the time fixed or required for the performance of any obligation or responsibility in this Agreement shall be extended for a period equal to the period during which any such cause or the effect thereof persist. Excusable Delay shall be deemed to include, without limitation, delays occasioned by the following causes:

(a)	force majeure or acts of God;
(b)	war, warlike operations, act of the enemy, armed aggression, civil commotion, insurrection, riot or embargo;
(c)	fire, explosion, earthquake, lightning, flood, draught, windstorm or other action of the elements or other catastrophic or serious accidents;
(d)	epidemic or quarantine restrictions;
(e)	any legislation, act, order, directive or regulation of any
governmental or other duly constituted authority;
(f)	strikes, lock-out, walk-out, and/or other labour troubles causing cessation, slow-down or interruption of work;
(g)	lack or shortage or delay in delivery of supplies, materials, accessories, equipment, tools or parts, provided another
reasonable and practicable alternative source or measure to avoid such were not available to BRAD;
(h)	delay or failure of carriers, subcontractors or suppliers to deliver parts, products, data or services for any reason
whatsoever, provided same are ordered in a timely manner; and
(i)	delay in obtaining any airworthiness approval or certificate, or any equivalent approval or certification, by reason of any law or governmental order, directive or regulation or any change thereto, or interpretation thereof, by a governmental agency, the effective date of which is subsequent to the date of this Agreement, or by reason of any change or addition made by BRAD or its affiliates or requested by a governmental agency to the compliance program of BRAD or of its affiliate, or any part thereof, as same may have been approved by TC, or change to the interpretation thereof to obtain any such airworthiness approval or certificate.


13.2	(a)	If BRAD concludes, based on its appraisal of the facts and normal scheduling procedures, that due to Excusable Delay delivery of the Aircraft will be delayed for more than twelve (12) months after the originally Scheduled Delivery Date or any revised date agreed to in writing by the parties, BRAD shall promptly notify
Buyer in writing and either party may then terminate this Agreement with respect to the Aircraft by giving written notice to the other within fifteen (15) days after receipt by Buyer of BRAD's notice.

	(b)	If, due to Excusable Delay, delivery of any Aircraft is delayed for more than twelve (12) months after the Scheduled Delivery
Date, either party may terminate this Agreement with respect to such Aircraft by giving written notice to the other within fifteen (15) days after the expiration of such twelve (12) month period.

13.3	Termination under Article 13.2 shall discharge all obligations and liabilities of Buyer and BRAD hereunder with respect to such delayed Aircraft and all related undelivered items and services, except that BRAD shall promptly repay to Buyer, and BRAD's sole liability and responsibility shall be limited to the repayment to Buyer, of all advance payments for such Aircraft received by BRAD less any amount due by Buyer to BRAD.

13.4	The termination rights set forth in Article 13.2 are in substitution for any and all other rights of termination or contract lapse arising by operation of law in connection with Excusable Delays.

13.5	[CONFIDENTIAL TREATMENT REQUESTED].

ARTICLE 14  -  NON-EXCUSABLE DELAY

14.1	If delivery of the Aircraft is delayed by causes not excused under
Article 13.1 (a "Non-Excusable Delay"), BRAD shall pay Buyer,
[CONFIDENTIAL TREATMENT REQUESTED for any such delayed Aircraft.

14.2	THE LIQUIDATED DAMAGES PAYABLE IN ACCORDANCE WITH ARTICLE 14.1 AND
BUYER'S RIGHT OF TERMINATION UNDER ARTICLE 14.3 CONSTITUTE BUYER'S EXCLUSIVE REMEDY AND RIGHT FOR NON-EXCUSABLE DELAY, INCLUDING A
COMPLETE FAILURE TO DELIVER, FOR ANY REASON WHATSOEVER OTHER THAN
BRAD'S WILLFUL MISCONDUCT.  BUYER WAIVES, RELEASES AND RENOUNCES ALL
OTHER CLAIMS, RIGHTS AND REMEDIES, AT LAW OR IN EQUITY, WHETHER BASED
ON CONTRACT (INCLUDING WITHOUT LIMITATION WARRANTY), TORT (WHETHER OR
NOT ARISING FROM THE ACTIVE, PASSIVE OR IMPUTED NEGLIGENCE OF BRAD OR
DE HAVILLAND INC.) OR THE STRICT PRODUCTS LIABILITY OF BRAD OR DE HAVILLAND INC. OR OTHERWISE, FOR (a) ANY COSTS INCURRED BY BUYER IN SECURING TEMPORARY OR PERMANENT REPLACEMENT AIRCRAFT, (b) ANY
FINANCING, TAX, PERSONNEL, FACILITY OR OTHER COSTS OR DAMAGES INCURRED
BY BUYER RELATING TO DELIVERY OR NON-DELIVERY OF THE AIRCRAFT,
INCLUDING BUT NOT LIMITED TO EXPENSES FOR PILOT AND GROUND CREW
TRAINING, MAINTENANCE FACILITIES, SCHEDULING AND PILOT TIME, OR (c)
ANY INCIDENTAL OR CONSEQUENTIAL DAMAGES, INCLUDING WITHOUT LIMITATION
LOSS OF USE, LOSS OF REVENUE OR LOSS OF PROFIT.


14.3	Any right Buyer might otherwise have to refuse to accept delivery of an Aircraft when offered by BRAD for inspection and acceptance following a Non-Excusable Delay is included within the rights and remedies for which the liquidated damages provided pursuant to Article
14.1 are the exclusive right and remedy. Buyer will not have the right to refuse to take delivery of any Aircraft because of a Non-Excusable Delay unless and until the aggregate duration of the Non-Excusable Delay for such Aircraft exceeds sixty (60) days. If
BRAD has not offered an Aircraft for inspection and acceptance before the end of that sixty (60) day period, Buyer may terminate the Agreement as to such Aircraft by giving notice to BRAD. Buyer shall, effective upon such termination, be entitled to recover from BRAD, as liquidated damages and not as a penalty, the aggregate amount of liquidated damages calculated under Article 14.1 to the date of termination. In addition BRAD shall promptly repay to Buyer all advance payments for such Aircraft plus daily simple interest thereon from the date of receipt to the date of repayment at the prime rate charged by the National Bank of Canada from time to time, calculated and compounded monthly.


ARTICLE 15  -  LOSS OR DAMAGE

15.1	In the event that prior to the Delivery Date of any Aircraft, the
Aircraft is lost, destroyed or damaged beyond repair due to any cause, BRAD shall promptly notify Buyer in writing. Such notice shall specify the earliest date reasonably possible, consistent with BRAD's other contractual commitments and production schedule, by which BRAD estimates it would be able to deliver a replacement for the lost, destroyed or damaged Aircraft. This Agreement shall automatically terminate as to such Aircraft unless Buyer gives BRAD written notice, within thirty (30) days of BRAD's notice, that Buyer desires a replacement for such Aircraft. If Buyer gives such notice to BRAD, the parties shall execute an amendment to this Agreement which shall set forth the Delivery Date for such replacement aircraft and corresponding new replacement Aircraft Purchase Price; provided, however, that nothing herein shall obligate BRAD to manufacture and deliver such replacement aircraft if it would require the reactivation or acceleration of its production line for the model of aircraft purchased hereunder. The terms and conditions of this Agreement applicable to the replaced Aircraft shall apply to the replacement aircraft.


ARTICLE 16  -  TERMINATION

16.1	This Agreement may be terminated, in whole or in part, with respect to any or all of the Aircraft before the Delivery Date by BRAD or Buyer by notice of termination to the other party upon the occurrence of any of the following events:

(a)	a party makes an assignment for the benefit of creditors or
admits in writing its inability to pay its debts or generally does not pay its debts as they become due; or

(b)	a receiver or trustee is appointed for a party or for
substantially all of such party's assets and, if appointed without such party's consent, such appointment is not discharged or stayed within thirty (30) calendar days thereafter; or

(c)	proceedings or action under any law relating to bankruptcy,
insolvency or the reorganization or relief of debtors are instituted by or against a party, and, if contested by such party, are not dismissed or stayed within thirty (30) calendar days thereafter; or

(d)	any writ of attachment or execution or any similar process is issued or levied against a party or any significant part of its property and is not released, stayed, bonded or vacated within thirty (30) calendar days after its issue or levy.

16.2	In addition, this Agreement may be terminated, in whole or in part, before the Delivery Date with respect to any or all undelivered
Aircraft

(a)	as otherwise provided in this Agreement; or

(b)	by BRAD, if Buyer is in default or breach of any material term or condition of this Agreement and Buyer does not cure such default or breach within forty-five (45) calendar days after receipt of notice from BRAD specifying such default or breach.

(c)	by Buyer, if BRAD is in default or breach of any material term or condition of this Agreement and such breach remains uncured for a period of forty-five (45) calendar days following receipt of a notice from Buyer specifying the nature of default or breach.

16.3	In case of termination of this Agreement under Article 9.9, or by BRAD pursuant to Articles 16.1 or 16.2:

(a)	all rights (including property rights), if any, which Buyer or its assignee may have or may have had in or to this Agreement or any or all of the undelivered Aircraft shall become null and void with immediate effect;

(b)	BRAD may sell, lease or otherwise diespose of such Aircraft to another party free of any claim by Buyer; and

(c)	all amounts paid by Buyer with respect to the applicable
undelivered Aircraft shall be retained by BRAD and shall be applied against the costs, expenses, losses and damages incurred by BRAD as a result of Buyer's default and/or the termination of this Agreement. Buyer hereby acknowledges and recognizes that BRAD shall have all rights permitted by law to recover from Buyer such costs, expenses, losses and damages and, in any event, such costs, expenses, losses and damages will aggregate not less than the amount retained by BRAD pursuant to this Article 16.4 (c).

16.4	Subject to Article 14.1, in the event of termination of this Agreement by Buyer, Buyer's sole rights, remedies and recourses against BRAD and BRAD's obligations to Buyer shall be limited to only the return by BRAD of those amounts paid by Buyer to BRAD hereunder on account of the undelivered Aircraft.


ARTICLE 17  -  NOTICES

17.1	Any notice, request, approval, permission, consent or other
communication ("Notice"), to be given or required under this Agreement shall be provided in writing, by registered mail, facsimile, courier, telegraphic or other electronic communication providing reasonable proof of transmission, except that no notice shall be sent by mail if disruption of postal service exists or is threatened either in the country of origin or of destination, by the party giving the Notice and shall be addressed as follows:

	(a)	Notice to BRAD shall be addressed to:

Bombardier Inc.
Bombardier Regional Aircraft Division
123 Garratt Boulevard
Downsview, Ontario
Canada
M3K 1Y5
Attention:  Director of Contracts

Telex:	06-22128
Facsimile:	(416) 375-4533

	(b)	Notice to Buyer shall be addressed to:

Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
U.S.A. 98188

Attention:	President
Facsimile:	(206) 431-4610

17.2	Notice given in accordance with Article 17.1 shall be deemed sufficiently given to and received by the addressees:

(a)	if delivered by hand, on the day when the same shall have been so delivered; or

(b)	if mailed or sent by courier on the day indicated on the
corresponding acknowledgment of receipt; or

(c)	if sent by telex or facsimile on the day indicated by the
acknowledgment or the answer back of the receiver in provable form.

ARTICLE 18  -  INDEMNITY AGAINST PATENT INFRINGEMENT

18.1	In the case of any actual or alleged infringement of any Canadian or
United States patent or, subject to the conditions and exceptions set forth below, any patent issued under the laws of any other country in which Buyer from time to time may lawfully operate the Aircraft
("Other Patents"), by the Aircraft, or by any system, accessory, equipment or part installed in such Aircraft at the time title to such Aircraft passes to Buyer, BRAD shall indemnify, protect and hold harmless Buyer from and against all claims, suits, actions, liabilities, damages and costs resulting from the infringement, excluding any incidental or consequential damages (which include without limitation loss of revenue or loss of profit) and BRAD shall, at its option and expense:

(a)	procure for Buyer the right under such patent to use such system, accessory, equipment or part; or

(b)	replace such system, accessory, equipment or part with one of the similar nature and quality that is non-infringing; or

(c)	modify such system, accessory, equipment or part to make same non-infringing in a manner such as to keep it otherwise in compliance with the requirements of this Agreement.

	BRAD's obligation hereunder shall extend to Other Patents only if from the time of design of the Aircraft, system, accessory, equipment or part until the alleged infringement claims are resolved:

(a)	such other country and the country in which the Aircraft is
permanently registered have ratified and adhered to and are at the time of the actual or alleged infringement contracting parties to the Chicago Convention on International Civil Aviation of December 7, 1944 and are fully entitled to all benefits of
Article 27 thereof; and

(b)	such other country and the country of registration shall each have been a party to the International Convention for the Protection of Industrial Property (Paris Convention) or have enacted patent laws which recognize and give adequate protection to inventions made by the nationals of other countries which have ratified, adhered to and are contracting parties to either of the forgoing conventions.

18.2	The foregoing indemnity does not apply to BFE, or to avionics, engines or any system, accessory, equipment or part that was not manufactured to BRAD's detailed design or to any system, accessory, equipment or part manufactured by a third party to BRAD's detailed design without BRAD's authorization.

18.3	Buyer's remedy and BRAD's obligation and liability under this Article are conditional upon (i) Buyer giving BRAD written notice within ten
(10) days after Buyer receives notice of a suit or action against Buyer alleging infringement or within twenty (20) days after Buyer receives any other written claim of infringement (ii) Buyer uses reasonable efforts in full cooperation with BRAD to reduce or mitigate any such expenses, damages, costs or royalties involved, and (iii)
Buyer furnishes promptly to BRAD all data, papers and records in its possession or control necessary or useful to resist and defend against such claim or suit. BRAD may at its option conduct negotiations with any party claiming infringement and may intervene in any suit or action. Whether or not BRAD intervenes, BRAD shall be entitled at any stage of the proceedings to assume or control the defense. Buyer's remedy and BRAD's obligation and liability are further conditional upon BRAD's prior approval of Buyer's payment or assumption of any liabilities, expenses, damages, royalties or costs for which BRAD may be held liable or responsible.

18.4	THE INDEMNITY, OBLIGATIONS AND LIABILITIES OF BRAD AND REMEDIES OF
BUYER SET OUT IN THIS ARTICLE ARE EXCLUSIVE AND ACCEPTED BY BUYER TO
BE IN LIEU OF AND IN SUBSTITUTION FOR, AND BUYER HEREBY WAIVES,
RELEASES AND RENOUNCES, ALL OTHER INDEMNITIES, OBLIGATIONS AND
LIABILITIES OF BRAD AND OF ITS AFFILIATES AND ALL OTHER RIGHTS,
REMEDIES AND CLAIMS, INCLUDING CLAIMS FOR DAMAGES, DIRECT, INCIDENTAL
OR CONSEQUENTIAL, OF BUYER AGAINST BRAD AND ITS AFFILIATES EXPRESS OR IMPLIED, ARISING BY LAW OR OTHERWISE, WITH RESPECT TO ANY ACTUAL OR ALLEGED PATENT INFRINGEMENT BY THE AIRCRAFT OR ANY INSTALLED SYSTEM, ACCESSORY, EQUIPMENT OR PART.

ARTICLE 19  -  LIMITATION OF LIABILITY AND INDEMNIFICATION

19.1	BRAD SHALL HAVE NO OBLIGATION OR LIABILITY (AT LAW OR IN EQUITY),
WHETHER ARISING IN CONTRACT (INCLUDING WITHOUT LIMITATION, WARRANTY),
IN TORT (INCLUDING THE ACTIVE, PASSIVE OR IMPUTED NEGLIGENCE OR STRICT PRODUCTS LIABILITY OF BRAD OR ITS AFFILIATES), OR OTHERWISE, FOR LOSS
OF USE, REVENUE OR PROFIT OR FOR ANY OTHER INDIRECT, INCIDENTAL, CONSEQUENTIAL OR PUNITIVE DAMAGES OF ANY KIND OR NATURE, FOR ANY
LOSSES OR DAMAGES FOR OR ARISING OUT OF ANY LACK OR LOSS OF USE OF ANY AIRCRAFT, EQUIPMENT, BRAD PARTS, VENDOR PARTS, SPARE PART, GROUND
SUPPORT EQUIPMENT, TECHNICAL PUBLICATION OR DATA OR ANY SERVICES TO BE PROVIDED HEREUNDER, OR FOR ANY FAILURE BY BRAD TO PERFORM ANY
OBLIGATION HEREUNDER.

19.2	ANNEX B HERETO EXCLUSIVELY SETS FORTH BRAD'S OBLIGATIONS WITH RESPECT
TO ANY NON-CONFORMANCE OF THE AIRCRAFT WITH THE SPECIFICATION OR ANY
DEFECT IN THE AIRCRAFT.

	EXCEPT AS SET FORTH IN ANNEX B THERE ARE NO UNDERSTANDINGS, REPRESENTATIONS, CONDITIONS OR WARRANTIES, EXPRESS OR IMPLIED, BETWEEN THE PARTIES WITH RESPECT TO ANY NON-CONFORMANCE OF THE AIRCRAFT WITH THE SPECIFICATION OR ANY DEFECT IN THE AIRCRAFT OR ANY OTHER THING DELIVERED UNDER THIS AGREEMENT.


19.3	THE WARRANTY AND SERVICE LIFE POLICY PROVIDED IN ANNEX B TO THIS
AGREEMENT AND THE OBLIGATIONS AND LIABILITIES OF BRAD UNDER THE AFORESAID WARRANTY AND SERVICE LIFE POLICY ARE ACCEPTED BY BUYER TO BE EXCLUSIVE AND IN LIEU OF, AND BUYER HEREBY WAIVES, RELEASES AND RENOUNCES ALL OTHER REMEDIES, WARRANTIES, GUARANTEES, OBLIGATIONS, REPRESENTATIONS OR LIABILITIES, EXPRESS OR IMPLIED, OF BRAD AND ITS AFFILIATES WITH RESPECT TO DEFECTS IN EACH AIRCRAFT OR PART THEREOF, PRODUCT, DOCUMENT OR SERVICE DELIVERED OR PROVIDED UNDER THIS
AGREEMENT, ARISING IN FACT, IN LAW, IN CONTRACT, IN TORT, OR
OTHERWISE, INCLUDING, WITHOUT LIMITATION,

A.	ANY IMPLIED WARRANTY OR CONDITION OF MERCHANTABILITY OR FITNESS;

B.	ANY IMPLIED WARRANTY OR CONDITION ARISING FROM COURSE OF
PERFORMANCE, COURSE OF DEALING OR USAGE OF TRADE;

C.	ANY OBLIGATION, LIABILITY, RIGHT, CLAIM OR REMEDY IN TORT,
WHETHER OR NOT ARISING FROM THE ACTIVE, PASSIVE OR IMPUTED
NEGLIGENCE OR STRICT PRODUCTS LIABILITY OF BRAD OR ITS
AFFILIATES, BY REASON OF THE DESIGN, MANUFACTURE, SALE, REPAIR,
LEASE OR USE OF THE AIRCRAFT OR PRODUCT AND SERVICES DELIVERED
HEREUNDER; AND

D.	ANY OBLIGATION, LIABILITY, RIGHT, CLAIM OR REMEDY FOR LOSS OF OR
DAMAGE TO ANY AIRCRAFT OR PART THEREOF, ANY BRAD PARTS, ANY POWER
PLANT PARTS, ANY VENDOR PARTS, ANY SPARE PARTS OR ANY TECHNICAL
DATA.

BUYER AND BRAD AGREE THAT THIS AGREEMENT HAS BEEN THE SUBJECT OF DISCUSSION AND NEGOTIATION AND IS FULLY UNDERSTOOD BY THE PARTIES HERETO AND THAT THE MUTUAL AGREEMENTS OF THE PARTIES SET FORTH HEREIN WERE ARRIVED AT IN CONSIDERATION OF THE PROVISIONS CONTAINED IN THIS
ARTICLE 19.


THE LIMITATIONS OF LIABILITY CONTAINED IN THIS ARTICLE 19 DOES NOT APPLY TO ANY LOSSES, DAMAGES OR CLAIMS ARISING OUT OF THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF BRAD OR OF ANY PERSON FOR WHOM BRAD IS IN LAW RESPONSIBLE AND NOTHING HEREIN CONTAINED SHALL CONSTITUTE OR BE DEEMED TO CONSTITUTE A WAIVER, RELEASE OR RENUNCIATION OF ANY SUCH LOSSES, DAMAGES OR CLAIMS BY BUYER. CLAIMS BY BUYER AGAINST BRAD FOR CONTRIBUTION TOWARD THIRD-PARTY BODILY INJURY OR PROPERTY DAMAGE CLAIMS, TO THE EXTENT OF BRAD'S RELATIVE PERCENTAGE OF THE TOTAL FAULT OR OTHER LEGAL RESPONSIBILITY OF ALL PERSONS CAUSING SUCH BODILY INJURIES OR PROPERTY DAMAGE ARE ALSO EXCEPTED FROM THE TERMS OF THIS ARTICLE 19.

19.4		INTENTIONALLY DELETED


ARTICLE 20  -  ASSIGNMENT

20.1	Either party may assign, sell, transfer or dispose of (in whole or in part) any of its rights and obligations hereunder to an affiliate or a wholly owned subsidiary provided that there is no increase to the liability and/or responsibility of the non-assigning party and that the assigning party remains jointly and severally liable with any assignee for the performance of its obligation under this Agreement.
In addition, either party may assign its interest to a corporation
(ii) that results from any merger, consolidation, or a reorganization of such party;; or (ii) into which such party may be merged or with which it may be consolidated.

20.2	Except as provided in Article 20.1, Buyer shall not assign, sell, transfer or dispose of (in whole or in part) any of its rights or obligations hereunder without BRAD's prior written consent, such consent not to be unreasonably withheld. In the event of such assignment, sale, transfer or disposition Buyer shall remain jointly and severally liable with any assignee for the performance of all and any of Buyer's obligations under this Agreement and BRAD reserves the right as a condition of its consent to amend one or more of the terms and conditions of this Agreement.

20.3	Notwithstanding Article 20.2 above, Buyer may assign, after transfer of title of the Aircraft, its rights under the Agreement to a third party purchaser of any one of the Aircraft, upon obtaining from said third party an acknowledgement in writing to be bound by the applicable terms and conditions of this Agreement, including but not limited to the provisions and limitations as detailed Annex A, Customer Support Services, Annex B, Warranty and Service Life Policy and of the provisions and limitations in Limitation of Liability as defined in Article 19 hereof and Indemnity Against Patent Infringement as defined in Article 18 hereof and any other on-going obligations of Buyer, which shall apply to it to the same extent as if said third party was Buyer hereunder and provided that there is no increase to the liability and/or responsibility of BRAD.

20.4	BRAD may assign any of its rights to receive money hereunder without the prior consent of Buyer.

20.5	Notwithstanding the other provisions of this Article 20, BRAD shall, at Buyer's cost and expense, if so requested in writing by Buyer, take any action reasonably required for the purpose of causing any of the Aircraft to be subjected (i) to, on or after the Delivery Date, an equipment trust, conditional sale or lien, or (ii) to another arrangement for the financing of the Aircraft by Buyer, providing, however, there shall be no increase to the liability and/or responsibility of BRAD arising through such financing, and no transfer of title of an Aircraft shall occur until payment therefore as provided in this Agreement.

ARTICLE 21  -  SUCCESSORS

	This Agreement shall inure to the benefit of and be binding upon each of BRAD and Buyer and their respective successors and permitted assignees.


ARTICLE 22  -  APPLICABLE LAWS

22.1	THIS AGREEMENT SHALL BE SUBJECT TO AND CONSTRUED IN ACCORDANCE WITH
AND THE RIGHTS OF THE PARTIES SHALL BE GOVERNED BY THE DOMESTIC LAWS
OF THE PROVINCE OF ONTARIO, CANADA, EXCLUDING THE CHOICE OF LAW RULES,
AND THE PARTIES HAVE AGREED THAT THE APPLICATION OF THE UNITED NATIONS CONVENTION ON CONTRACTS FOR THE INTERNATIONAL SALE OF GOODS IS HEREBY EXCLUDED.

22.2	BRAD's obligations under this Agreement shall be subject to and apply only to the extent permitted by applicable laws, regulations, directives and/or orders regarding export controls.


ARTICLE 23  -  CONFIDENTIAL NATURE OF AGREEMENT

23.1	Except as required by law, this Agreement is confidential between the parties and shall not, without the prior written consent of the other party, be disclosed by either party in whole or in part to any other person or body except as may be necessary for either party to carry out its obligations under this Agreement. Nevertheless the parties agree to cooperate to keep this Agreement confidential.

23.2	Except as may be reasonably required for the normal operation, maintenance, overhaul and repair of the Aircraft or in the normal course of supporting the Aircraft, each party shall hold confidential all technical data and information supplied by or on behalf of the other party. Buyer shall not reproduce any technical data or information or divulge the same to any third party without obtaining a confidentiality agreement in favor of and acceptable to BRAD.

23.3	Either party may announce the signing of this Agreement by means of a notice to the press provided that the content and date of the notice has been agreed to by the other party.


ARTICLE 24  -  AGREEMENT

24.1	This Agreement and the matters referred to herein constitute the entire Agreement between BRAD and Buyer and supersede and cancel all prior representations, brochures, alleged warranties, statements, negotiations, undertakings, letters, memoranda of agreement, acceptances, agreements, understandings, contracts and communications, whether oral or written, between BRAD and Buyer or their respective agents, with respect to or in connection with the subject matter of this Agreement and no agreement or understanding varying the terms and conditions hereof shall be binding on either
BRAD or Buyer hereto unless an amendment to this Agreement is issued and duly signed by their respective authorized representatives pursuant to the provisions of this Article hereof. In the event of any inconsistencies between this Agreement and any of the Appendices, Exhibits and Annexes or other documents referred to herein, the provisions of this Agreement shall prevail.

24.2	If any of the provisions of this Agreement are for any reason declared by judgment of a court of competent jurisdiction to be unenforceable or ineffective, those provisions shall be deemed severable from the other provisions of this Agreement and the remainder of this Agreement shall remain in full force and effect.

24.3	THE BENEFIT OF THE WAIVER, RELEASE, RENUNCIATION AND EXCLUSION OF
LIABILITY IN EACH OF ARTICLES 7.3 (f), 12.5, 18.4, 19, ANNEX A
ARTICLE 2.9.4.5 AND ANNEX B ARTICLE 5.1 EXTENDS ALSO TO THE OTHER
DIVISIONS, OTHER SUBSIDIARIES, AND OTHER AFFILIATES OF BOMBARDIER
INC., INCLUDING DE HAVILLAND INC. (COLLECTIVELY THE "BOMBARDIER
GROUP") AND TO THE OFFICERS, DIRECTORS, EMPLOYEES AND
REPRESENTATIVES OF THE BOMBARDIER GROUP, ON WHOSE BEHALF AND FOR
WHOSE BENEFIT BRAD IS, FOR PURPOSES OF THIS ARTICLE 24.3, ACTING AS
AGENT AND TRUSTEE.

24.4	BRAD and Buyer confirm to each other they have each obtained the required authorizations and fulfilled any conditions applicable to enable each of them to enter into this Agreement.

24.5	Buyer and BRAD agree that this Agreement has been the subject of discussion and negotiation and is fully understood by the parties hereto and that the price of the Aircraft and the other mutual agreements of the parties set forth herein were arrived at in consideration of the provisions contained in this Agreement, taken as a whole, including Article 19.


In witness whereof this Agreement was signed on the date written hereof:




For and on behalf of	For and on behalf of


Horizon Air Industries, Inc.:	Bombardier Inc.
			Bombardier Regional Aircraft Division:


___________________________	_______________________________
Glenn Johnson		Pierre Lortie
V.P. Finance and C.F.O.	President


			_______________________________
			Michel Bourgeois
			Vice President, Contracts


APPENDIX I

ECONOMIC ADJUSTMENT FORMULA


1.	Economic Adjustment will be calculated using the following Economic
Adjustment Formula:

	PA  =  P1 -  P0

	Where   P1  =  P0  [0.65  (L1/L0)  +  0.35  (M1/M0) ]

2.0	In the Economic Adjustment Formula:

a.	PA	=	Aircraft Price Adjustment;

b.	P0	=	Base Price;

c.	P1	=	Base Price adjusted to the time of delivery to Buyer using
the formula set forth above;

d.	L1	=	the delivery year index for labour obtained by calculating
the arithmetic average of the labour indexes published by Statistics Canada in Labour Earnings and Hours, Table 3.1, for the fourth, fifth and sixth months prior to the month of delivery of the Aircraft;

e.	L0	=	19.19, being the index for labour obtained by calculating
the arithmetic average of the labour indexes published by Statistics Canada in Labour (Canada), Aircraft and Aircraft
Parts, Code 321, Earnings and Hours, Table 3.1 for January,
February and March, 1995;

f.	M1	=	the delivery year index for material obtained by calculating as the arithmetic average of the material indexes published
by the U.S. Department of Labor in Material (U.S.)
Industrial Commodities, Producer Price Index, Table 6, for
the fourth, fifth and sixth months prior to the month of
delivery of the Aircraft.;

g.	M0	=	124.3, being the index for material obtained by calculating
the arithmetic average of the material indexes published by
the U.S. Department of Labor in Material (U.S.) Industrial
Commodities, Producer Price Index, Table 6 January, February
and March, 1995.

3.	In the calculation of the Aircraft Price Adjustment:

	a.	All indices used in the calculations made to determine the factor to apply to P0, and the calculations themselves, will be to four significant digits; and

	b.	The Aircraft Price Adjustment will be corrected to the nearest dollar.

4.	In the event that at the time of Aircraft delivery BRAD is unable to determine the Aircraft Price Adjustment due to the unavailability of L1 or M1, then:

	a.	An interim Aircraft Price Adjustment amount will be calculated in accordance with the Economic Adjustment Formula utilizing the latest available delivery indexes and such amount shall be paid to BRAD in lieu of the Aircraft Price Adjustment of delivery; and

	b.	subsequent to delivery of the Aircraft and as soon as both  L1 or  M1  are available, BRAD will calculate the Aircraft Price
Adjustment and will submit to Buyer a supplemental invoice for the amount due to BRAD or refund to Buyer the amount due Buyer, as appropriate.

5.	In the event that any index referred to is discontinued, or if the methodology employed by the relevant authority in determining the index is substantially revised, then a mutually agreed to index will be substituted prior to delivery of the Aircraft.


APPENDIX II
DELIVERY SCHEDULE


First
Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Second Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Third Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Fourth Aircraft:
[[CONFIDENTIAL TREATMENT
REQUESTED]
Fifth Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Sixth Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Seventh Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Eighth Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Ninth Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Tenth Aircraft:
[[CONFIDENTIAL TREATMENT
REQUESTED]
Eleventh Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Twelfth Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Thirteenth Aircraft:
[[CONFIDENTIAL TREATMENT
REQUESTED]
Fourteenth Aircraft:
[[CONFIDENTIAL TREATMENT
REQUESTED]
Fifteenth Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Sixteenth Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Seventeenth Aircraft:
[[CONFIDENTIAL TREATMENT
REQUESTED]
Eighteenth Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Nineteenth Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Twentieth Aircraft;
[CONFIDENTIAL TREATMENT
REQUESTED]
Twenty-First
Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Twenty-Second
Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Twenty-Third
Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Twenty-Fourth
Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Twenty-Fifth
Aircraft:
[CONFIDENTIAL TREATMENT
REQUESTED]
Twenty-Sixth Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]
Twenty-Seventh
Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]
Twenty-Eighth
Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]
Twenty-Ninth Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]
Thirtieth Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]
Thirty-First Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]
Thirty-Second
Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]
Thirty-Third Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]
Thirty-Fourth
Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]
Thirty-Fifth Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]
Thirty-Sixth Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]
Thirty-Seventh
Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]
Thirty-Eighth
Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]
Thirty-Ninth Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]
Fortieth Aircraft
[CONFIDENTIAL TREATMENT
REQUESTED]



APPENDIX III


SPECIFICATION




DETAIL SPECIFICATION

Number DS8-200 Issue 3

May 1996



APPENDIX IV

BUYER SELECTED OPTIONAL FEATURES



803SO00073	Dash 8 Series 200 Model 202	[CONFIDENTIAL TREATMENT REQUESTED]
804CH00048	Performance Guarantee for Horizon Air S200
811CH00435	Installation of Airframe and Engine Mortgage Nameplates
	identifying the Owner and Lessor
811CH00439	Exterior Paint Scheme - Horizon Air
821CH00075	Passenger Exterior Air Intake Fan for Ground Operation - S200
824CH82066	Batteries on line with Ground Power
825CH01077	ELT (Pointer C-4000-11)
825CH02003	Weather Proof Airstair Door Acoustic Curtain with Label
	to Indicate that curtain is to be Open during Take-Off and
	Landing Hunting Interior
825CH02013	In-Arm Folding Meal Trays Row 1 only-S200-PTC Model 935
825CH02112	First Aid Kit and Splint-Horizon Air Location-BFE-Series 200
	2,642
825CH02160	Interior configuration-Horizon Air-Leather Pax and FA
	Seat Dress Covers, Dado, Carpet & Aisle Curtain
825CH02216	Modified Standard Series 200 Hunting Galley to provide three
(3)
	Prong DC Power Hot Jugs in lieu of the Standard two (2) prong
DC
	Powered Hot Jugs - Qty two (2), Three Prong Hot Jugs Provided
	with Galley
831CH00055	Engine Trend Monitoring System Using the Flight Data
Acquisition
	Unit (Plessey DFDAU)
832CH00022	Nose Gear Lock Indicator on the Flight Deck-S200
834CH00098-1	Audible Altitude Alert
834CH00384	VHF Nav. Dual, Collins (VIR33), Installation of
	Receivers with Level I Software Compatible with an
	Heads-Up Guidance System
834CH00432	Structural, Wiring and Space Provisions for "Combiner"
 	for Flight Dynamics (FDI) Heads-Up Guidance System-
	Model 2800 with Litton LTN-101 IRS
834CH82218	Single Cue Command on EADI
835CH00041	Deletion of Portable Oxygen Bottle from Flight Compartment
835CH00075	Increased Capacity Crew Member Fixed Oxygen
	Cylinder-Complete with on Board Recharging
	Capability-Nose Compartment
[CONFIDENTIAL TREATMENT REQUESTED] FOR ALL PRICES


APPENDIX IV

BUYER SELECTED OPTIONAL FEATURES
Cond't



879CH82380	Mobil Oil in lieu of Standard Exxon	[CONFIDENTIAL TREATMENT
		 REQUESTED]
823SO02000	Passenger Briefing and Music System-Hunting Interior
823SO08041	VHF Comm. Dual-Collins Proline II (VHF22)
823SO08050-5	Sundstrand Solid State Cockpit Voice Recorder-SSCVR
824SO00054	D.C. Generation System-Removal of Phoenix Parts and
	Introduction of Lapec Parts-Converts Post Mod 8/1956
	Aircraft to pre mod Configuration-without APU
831SO08049-1	Sundstrand Flight Data Recorder in lieu of Standard
834SO08010-1	Electronic Flight Instrument System (Sperry EDZ800)
834SO08014-1	Second Radio Altimeter (Sperry AA-300)
834SO08043-1	ADF-Single, Collins Proline II (ADF60)
834SO08045	DME No. 1, Collins Proline II (DME42)
834SO08048-1	DME No. 2, Collins Proline II (DME42)
835SO02008-5	Oxygen-Essex PBE-BFE-S300/Post Hunting Interior
834SO08044-4	ATC #1 Collins Collins Proline II - Mode C Transponder
	Supplied BFE (New or Used Unit)
854CH0002	Installation of the Series 300 Forward Upper Nacelle
	Structure and Lower Engine Mount Tubes and Busings in the Series 100

		TTotal Optional Features
[CONFIDENTIAL TREATMENT REQUESTED] FOR ALL PRICES


EXHIBIT I



CERTIFICATE OF ACCEPTANCE




	The undersigned hereby acknowledges on behalf of Buyer acceptance of the Aircraft bearing manufacturer's serial number ____________________ fitted with two (2) Pratt & Whitney of Canada, Ltd. PWC-123C engines bearing serial numbers _____________________ and __________________
and two (2) Hamilton Standard 14SF-7/15/23/ propellors as being in accordance with the terms and conditions of this Agreement signed on
the       day of       , 1996 between Bombardier Regional Aircraft
Division and Buyer.




	Place:			Date:





Signed for and on behalf of

	[Buyer]



Per:



Title:

EXHIBIT II
BILL OF SALE

1.	FOR VALUABLE CONSIDERATION, de HAVILLAND INC., OWNER OF THE FULL LEGAL
AND BENEFICIAL TITLE OF THE AIRCRAFT DESCRIBED AS FOLLOWS:

	ONE DE HAVILLAND DHC-8-200/300 AIRCRAFT BEARING:

		MANUFACTURER'S SERIAL NO.:		, WITH:

		PWC-123 ENGINES SERIAL NOS.:

				, AND

		AUXILIARY POWER UNIT NO.:

	DOES THIS           DAY OF               19      HEREBY SELL, GRANT,
TRANSFER AND DELIVER ALL RIGHT, TITLE AND INTEREST IN AND TO SUCH
AIRCRAFT UNTO:  [BUYER'S NAME].

	BY VIRTUE OF THE EXECUTION OF THIS BILL OF SALE, DE HAVILLAND INC. HEREBY DIVESTS ITSELF OF ALL ITS RIGHT, TITLE AND INTEREST OF ANY KIND
IN THE AIRCRAFT, IN FAVOUR OF BUYER AND WARRANTS THAT BUYER WILL HAVE
GOOD TITLE TO THE AIRCRAFT, FREE OF LIENS AND ENCUMBRANCES.

	BUYER:

	PLACE:		TIME:

	For and on behalf of

	DE HAVILLAND INC.:

	Per:


		Title:

		EXHIBIT III




CERTIFICATE OF RECEIPT OF AIRCRAFT





	THE UNDERSIGNED HEREBY ACKNOWLEDGES TO HAVE RECEIVED FROM BOMBARDIER REGIONAL AIRCRAFT DIVISION, AT THE DOWNSVIEW AIRPORT, ADJACENT TO BRAD'S PLANT IN DOWNSVIEW, PROVINCE OF ONTARIO, CANADA, ON THE _____________ DAY
OF ______________ , AT THE HOUR OF _____________ O'CLOCK, ONE (1) de
HAVILLAND DHC-8-200/300/ AIRCRAFT, BEARING SERIAL NUMBER ______________, INCLUDING WITH THE AIRCRAFT TWO (2) PWC-123 ENGINES BEARING MANUFACTURER'S SERIAL NUMBERS _____________ & __________________ AND TWO (2) HAMILTON
STANDARD 14SF-7/15/23/ PROPELLORS AND OTHER MAJOR REPLACEABLE ACCESSORIES ATTACHED TO THE AIRCRAFT AND ENGINES.




Signed for and on behalf of
[Buyer's name]:



Per:


Title:


EXHIBIT IV




CHANGE ORDER
(PRO FORMA)

CONTRACT CHANGE ORDER

PURCHASER:

PURCHASE AGREEMENT NO.:		AIRCRAFT TYPE:

C.C.O. NO.: 		DATED:

 		PAGE __ of __

REASON FOR CHANGE:

___________________________________________________________________________
___

DESCRIPTION OF CHANGE:






ALL OTHER TERMS AND CONDITIONS OF THE AGREEMENT WILL REMAIN UNCHANGED

For administrative purposes only, a consolidation of the amendments contained in this CCO is attached. In the event of inconsistencies between the consolidation and this CCO, this CCO shall prevail.
_________________________________________________________________________

FOR AND ON BEHALF OF:	FOR AND ON BEHALF OF:

Bombardier Regional Aircraft Division	__________________________


Signed:_______________________	Signed:	__________________________

Date:_________________________	Date:	__________________________



CUSTOMER SUPPORT SERVICES


ANNEX A - 	TECHNICAL SUPPORT, SPARE PARTS, TRAINING AND
		TECHNICAL DATA


The following Customer Support Services are those services to which reference is made in Article 3 of the Agreement.

ARTICLE 1 - TECHNICAL SUPPORT

1.1	Factory Service

	BRAD agrees to maintain or cause to be maintained the capability to respond to Buyer's technical inquiries, to conduct investigations concerning repetitive maintenance problems and to issue findings and recommend action thereon. This service shall be provided for as long as ten (10) DHC-8-200/300 aircraft remain in commercial air transport service.

1.2	Field Service Representative

	1.2.1	Services

	BRAD shall [CONFIDENTIAL TREATMENT REQUESTED] Area Field
Service Representative ("FSR") to Buyer's main base of operation or other location as may be mutually agreed.

1.2.2	Term

	Such assignment shall be for at least, [CONFIDENTIAL TREATMENT REQUESTED] and shall commence approximately one (1) month prior to the Delivery Date of the first Aircraft. The FSR assignment may be extended on terms and conditions to be mutually agreed.

1.2.3 	Responsibility

	The FSR's responsibility shall be to provide technical advice to Buyer for the line maintenance and operation of the Aircraft systems and troubleshooting during scheduled and unscheduled maintenance by Buyer's designated personnel ("FSR Services").

1.2.4	Travel

	If requested by Buyer, the FSR may, at Buyer's expense, travel to another location to provide technical advice to Buyer.

1.2.5	Office Facilities

	Buyer shall furnish the FSR, at no charge to BRAD, suitable and private office facilities and related equipment including desk, file cabinet, access to two telephone lines, facsimile and photocopy equipment conveniently located at Buyer's main base of operation or other location as may be mutually agreed.

	1.2.6	Additional Expenses

	Buyer shall reimburse BRAD (net of any additional taxes on such reimbursement) the amount of any and all taxes (except Canadian taxes on the income of the FSR) and fees of whatever nature, including any customs duties, withholding taxes or fees together with any penalties or interest thereon except for penalties or interest resulting from BRAD's fault or negligence, paid or incurred by BRAD or the FSR or other BRAD employee as a result of or in connection with the rendering of the services.

1.2.7 	Right to Stop Work

	BRAD shall not be required to commence or continue the FSR
Services when:

a.)	there is a labour dispute or work stoppage in progress at Buyer's main maintenance facilities;

b.)	there exist war, risk of war or warlike operations, riots or insurrections which is likely to affect Buyer's facility;

c.)	there exist conditions that are dangerous to the safety or health of the FSR or other BRAD employee; or

d.)	the Government of the country where Buyer's facilities are
located or where Buyer desires the FSR to travel refuses the BRAD employees permission to enter said country or Buyer's base of operations.


	1.2.8	Work Permits and Clearances

BRAD and Buyer shall cooperate to arrange for all necessary work permits and airport security clearances required for the FSR or other BRAD employee to permit timely accomplishment of the FSR services.


1.3	Maintenance Planning Support

1.3.1	Scheduled Maintenance Task Cards

	As described in Annex A Attachment A, BRAD shall provide Buyer BRAD's standard format scheduled maintenance task cards that shall conform to the Aircraft at the Delivery Date. At Buyer's request BRAD shall provide a proposal for task cards produced to Buyer's format.

1.3.2	In-Service Maintenance Data

	Buyer agrees to provide to BRAD in-service maintenance data in order to provide updates to BRAD's recommended maintenance program. Buyer and BRAD shall agree on standards and frequency for communication of such data.

1.4	Additional Services

	At Buyer's request BRAD shall provide a proposal to provide such additional support services as the parties may agree upon, which may include special investigations, maintenance and repair of the Aircraft.


ARTICLE 2 - SPARE PARTS, GSE, TOOLS AND TEST EQUIPMENT

2.1.1	Definitions

a.	"BRAD Parts":

	any spare parts, ground support equipment, tools and test equipment which bear an inhouse Cage Code number in the BRAD
Provisioning Files (as that expression is defined in ATA
Specification 2000).

b.	"Power Plant Parts":

	any power plant or power plant part or assembly carrying the power plant manufacturer's part number or any part furnished by the power plant manufacturer for incorporation on the Aircraft.

c.	"Vendor Parts":

	any spare parts, ground support equipment, tools and test equipment for the Aircraft which are not BRAD Parts or Power
Plant Parts.

d.	"Spare Parts":

	all materials, spare parts, assemblies, special tools and items of equipment, including ground support equipment, ordered for the Aircraft by Buyer from BRAD. The term Spare Parts includes BRAD
Parts, Power Plant Part and Vendor Parts.

e.	"Order":

	any order for Spare Parts issued by Buyer to BRAD; and

f.	"Technical Data":

	shall have the meaning attributed to it in Annex A Article 4.1.


2.1	Term and Applicability

	The term of this Annex A Article 2 shall become effective on the date hereof and shall remain in full force and effect with respect to the purchase and sale of Spare Parts for each Aircraft so long as at least ten (10) of the DHC-8-200/300 aircraft remain in commercial air transport service. The provisions of Annex A Articles 2.2, 2.6.5,
2.24 and Annex B Article 5.0 shall survive expiration or termination of this Agreement.

2.2	Order Terms

	Terms and conditions hereof shall apply to all Orders placed by Buyer with BRAD in lieu of any terms and conditions in Buyer's purchase orders.

2.3	Purchase and Sale of Spare Parts

2.3.1	Agreement to Manufacture and Sell

	BRAD shall manufacture, or procure, and make available for sale to Buyer suitable Spare Parts in quantities sufficient to meet the reasonably anticipated needs of Buyer for normal maintenance and normal spares inventory replacement for each Aircraft.
During the term specified in Annex A Article 2.1 above, BRAD shall also maintain a shelf stock of certain BRAD Parts selected by BRAD to ensure reasonable re-order lead times and emergency support. BRAD shall maintain a reasonable quantity of BRAD insurance parts. Insurance parts as used herein shall include, but not be limited to, dispatch-essential parts such as major flight control surfaces.

2.4	Agreement to Purchase BRAD Parts

2.4.1	Purchase of BRAD Parts

	In consideration of BRAD's obligation under Annex A Article 2.3.1, during the term stated in Annex A Article 2.1., Buyer agrees to purchase BRAD Parts only from BRAD or from airlines operating the same type aircraft purchased herein. Buyer may however purchase BRAD Parts from any source whatsoever, redesign BRAD Parts, or have them redesigned, manufacture BRAD Parts, or have them manufactured, under the following conditions:

a)	When less than ten (10) aircraft of the type purchased
hereunder are operated in scheduled commercial air transport service;


b)	Any time BRAD Parts are needed to effect emergency repairs on the Aircraft, provided that such purchase, redesign or manufacture by or from sources other than BRAD allows Buyer to obtain BRAD Parts in less time than BRAD requires to furnish them; or

c)	If Buyer has notified BRAD in writing that any BRAD Parts are defective or unsatisfactory in use and if within a reasonable period thereafter BRAD has not provided a satisfactory resolution or made redesigned BRAD Parts available.

d)	The BRAD Part or Parts listed in the Spare Parts Price Catalog with a unit price of $100.00 or less can be made by Buyer for a cost of less then $100.00 as provided in this paragraph.
BRAD grants Buyer the right to fabricate certain BRAD Parts as follows: (i) parts for which BRAD or one of its affiliates provides written authorization to Buyer to make, or (ii) normally simple cut-to-size parts fabricated with simple hand tools. Such fabrication is authorized for Buyer's use only and any parts manufactured under authorization are not for resale.

2.4.2	Purchase of BRAD Parts from Other Approved Sources

	Buyer may obtain BRAD Parts from any source provided that such source is approved by BRAD and provided that such BRAD Parts are for Buyer's use only.

2.4.3	Buyer's Right to Purchase, Redesign or Manufacture

	Buyer's right to purchase, redesign or to have redesigned or manufacture or to have manufactured BRAD Parts under the preceding Article shall not be construed as a granting of a license by BRAD and shall not obligate BRAD to disclose to anyone Technical Data or other information nor to the payment of any license fee or royalty or create any obligation whatsoever to BRAD and BRAD shall be relieved of any obligation or liability with respect to patent infringement in connection with any such redesigned part. Buyer shall be responsible for obtaining all regulatory authority approvals required by Buyer to repair the Aircraft using redesigned or manufactured BRAD Parts as described in the preceding Article. Any such redesigned part shall be identified with Buyer's part number only.


2.4.4	Notice to BRAD of Redesigned Parts

	If Buyer redesigns or has had any BRAD Parts redesigned, Buyer shall immediately thereafter advise BRAD and make available to BRAD and its affiliates any such redesigned part or manufacturing process therefor or drawings thereof. If BRAD requests, Buyer shall negotiate with BRAD, within sixty (60) calendar days after such redesigned part or manufacturing process therefor or drawings thereof are made available to BRAD, for the granting to BRAD of exclusive (except for Buyer) manufacturing rights of the redesigned part.

2.5	Purchase of Vendor Parts & Power Plant Parts

	BRAD shall not be obligated to maintain a stock of Vendor Parts or Power Plant Parts. BRAD may elect to maintain a spares stock of selected Vendor Parts at its own discretion to support provisioning and replenishment sales. BRAD agrees to use reasonable efforts to require its vendors to comply with the terms and conditions of this Annex A Article 2 as they apply to Vendor Parts. Vendor Parts shall be delivered in accordance with the vendor's quoted lead time plus
BRAD's internal processing time.

2.6	Spare Parts Pricing

2.6.1	Spare Parts Price Catalogue

	Prices for commonly used BRAD Parts stocked by BRAD shall be published in the spare parts price catalogue ("Spare Parts Price Catalogue"). BRAD shall hold the published prices firm for catalogue stock class items for a period of twelve (12) months and shall provide at least ninety (90) calendar days notice prior to changing the published price.

2.6.2	BRAD prices for Vendor Parts

	If Buyer orders Vendor Parts from BRAD, the price shall be as published in the Spare Parts Catalogue.

2.6.3	Quotations

	Price and delivery quotations for items not included in the Spare Parts Price Catalogue shall be provided at Buyer's request by BRAD. Price quotations will be held firm for a period of ninety
(90) calendar days or as otherwise specified by BRAD. Responses to quotation requests will be provided within ten (10) calendar days.

2.6.4	Price Applicability

	The purchase price of BRAD Parts shall be the applicable price set forth in the Spare Parts Price Catalogue at time of receipt by BRAD of Buyer's Order or as quoted by BRAD to Buyer upon request. If Buyer requests accelerated delivery or special handling for BRAD Parts not included in the Spare Parts Price
Catalogue, BRAD may increase the price from the original quotation to cover any additional costs to BRAD.

2.6.5	Currency and Taxes

	All Spare Parts Price Catalogue and quotation prices shall be in U.S. dollars and exclusive of transportation, taxes, duties and licenses.

Buyer shall pay to BRAD upon demand the amount of any sales, use, value-added, excise or similar taxes imposed by any federal, provincial or local taxing authority within Canada, and the amount of all taxes imposed by any taxing authority outside Canada, required to be paid by BRAD as a result of any sale, use, delivery, storage or transfer of any Spare Parts. If BRAD has reason to believe that any such tax is applicable, BRAD shall separately state the amount of such tax in its invoice. If a claim is made against BRAD for any such tax, BRAD shall promptly notify Buyer.

	The parties hereto agree, subject to applicable laws, to work together to minimize the imposition of taxes and fees herein. In addition, Buyer shall pay to BRAD on demand the amount of any customs duties required to be paid by BRAD with respect to the importation by Buyer of any Spare Parts.

2.6.6	Vendor Pricing

	BRAD shall use reasonable efforts to require its major vendors to maintain any published price for their parts for a period of at least twelve (12) months with a ninety (90) calendar day notice period prior to changing a published price.


2.7	Provisioning

2.7.1	Pre-provisioning/Provisioning Conference

	Pre-provisioning and provisioning conferences shall be convened on dates to be mutually agreed between Buyer and BRAD in order to:

(i)	discuss the operational parameters to be provided by Buyer
to BRAD which BRAD considers necessary for preparing its quantity recommendations for initial provisioning of Spare
Parts to be purchased from BRAD or vendors ("Provisioning
Items");

(ii)	review Buyer's ground support equipment and special tool
requirements for the Aircraft;

(iii)	discuss the format of the provisioning documentation to
be provided to Buyer from BRAD for the selection of Provisioning Items; and

(iv)	arrive at a schedule of events for the initial provisioning
process, including the establishment of a date for the initial provisioning conference ("Initial Provisioning
Conference") which shall be scheduled where possible at least twelve (12) months prior to delivery of the first
Aircraft.

	The time and location of the pre-provisioning conference shall be mutually agreed upon between the parties; however, BRAD and Buyer shall use their best efforts to convene such meeting within thirty (30) days after execution of the Agreement.

2.8	Initial Provisioning Documentation

	Initial provisioning documentation for BRAD Parts and Vendor Parts shall be provided by BRAD as follows:

a)	BRAD shall provide, as applicable to Buyer, no later than
eighteen (18) months prior to the Scheduled Delivery Date of the first Aircraft, or as may be mutually agreed, the initial issue of provisioning files as required by ATA Specification 2000, Chapter 1 (as may be amended by BRAD);

	Revisions to this provisioning data shall be issued by BRAD every ninety (90) calendar days until ninety (90) calendar days following the Delivery Date of the last Aircraft or as may be mutually agreed;


b)	BRAD shall provide, as required by Buyer, all data files defined in Chapter 1 of ATA Specification 2000; and

c)	the Illustrated Parts Catalogue designed to support provisioning shall be issued concurrently with provisioning data files and revised at ninety (90) calendar day intervals.

2.8.1	Obligation to Substitute Obsolete Spare Parts

	In the event that, prior to delivery of the first Aircraft, any Spare Part purchased by Buyer from BRAD is rendered obsolete or unusable due to the redesign of the Aircraft or of any accessory, equipment or part thereto (other than a redesign at Buyer's request), BRAD shall deliver to Buyer new and usable Spare Parts in substitution for such obsolete or unusable Spare Parts upon return of such Spare Parts to BRAD by Buyer. BRAD shall credit
Buyer's account with BRAD with the price paid by Buyer for any such obsolete or unusable Spare Part and shall invoice Buyer for the purchase price of any such substitute Spare Part delivered to Buyer.

2.8.2	Delivery of Obsolete Spare Parts and Substitutes

	Obsolete or unusable Spare Parts returned by Buyer pursuant to Annex A Article 2.8.1. shall be delivered to BRAD at its plant in Ontario or Quebec, or such other destination as BRAD may reasonably designate. Spare Parts substituted for such returned obsolete or unusable Spare Parts shall be delivered to Buyer from BRAD's plant in Ontario or Quebec, or such other BRAD shipping point as BRAD may reasonably designate. BRAD shall pay the freight charges for the shipment from Buyer to BRAD of any such obsolete or unusable Spare Part and for the shipment from BRAD to Buyer of any such substitute Spare Part.

2.8.3	Obligation to Repurchase Surplus Provisioning Items

	During a period commencing one (1) year after the Delivery Date of the first Aircraft, and ending five (5) years after such Delivery Date, BRAD shall, upon receipt of Buyer's written request and subject to the exceptions in Annex A Article 2.8.4, repurchase unused and undamaged Provisioning Items which: (i) were recommended by BRAD as initial provisioning for the Aircraft, (ii) were purchased by Buyer from BRAD, and (iii) are surplus to Buyer's needs.


2.8.4	Exceptions

	BRAD shall not be obligated under Annex A Article 2.8.3 to repurchase any of the following: (i) quantities of Provisioning Items in excess of those quantities recommended by BRAD in its Recommended Spare Parts List ("RSPL") for the Aircraft, (ii) Power Plant Parts, QEC Kits, standard hardware, bulk and raw materials, ground support equipment and special tools, (iii) Provisioning Items which have become obsolete or have been replaced by other Provisioning Items as a result of (a) Buyer's modification of the Aircraft or (b) design improvement by the Aircraft manufacturer or the vendor (other than Provisioning
Items which have become obsolete because of a defect in design if such defect has not been remedied by an offer by BRAD or the vendor to provide no charge retrofit kits or replacement parts which correct such defect), and (iv) Provisioning Items which become surplus as a result of a change in Buyer's operating parameters provided to BRAD pursuant to Annex A Article 2.7, which were the basis of BRAD's initial provisioning recommendations for the Aircraft.

2.8.5	Notification and Format

	Buyer shall notify BRAD, in writing, when Buyer desires to return Provisioning Items which Buyer's review indicates are eligible for repurchase by BRAD under the provisions of Annex A Article
2.8.3. Buyer's notification shall include a detailed summary, in part number sequence, of the Provisioning Items Buyer desires to return. Such summary shall be in the form of listings as may be mutually agreed between BRAD and Buyer, and shall include part number, nomenclature, purchase order number, purchase order date and quantity to be returned.

	Within five (5) business days after receipt of Buyer's notification BRAD shall advise Buyer, in writing, when BRAD's review of such summary from Buyer will be completed.


2.8.6	Review and Acceptance by BRAD

	Upon completion of BRAD's review of any detailed summary submitted by Buyer pursuant to Annex A Article 2.8.5., BRAD shall issue to Buyer a Material Return Authorization notice ("MRA") for those Provisioning Items BRAD agrees are eligible for repurchase in accordance with Annex A Article 2.8.3. BRAD will advise Buyer of the reason specified in Article 2.8.4 that any Provisioning
Item included in Buyer's detailed summary is not eligible for return. The MRA notice shall state the date by which Provisioning Items listed in the MRA notice must be redelivered to BRAD and Buyer shall arrange for shipment of such Provisioning Items accordingly.

2.8.7	Price and Payment

	The price of each Provisioning Item repurchased by BRAD pursuant
to Annex A Article 2.8.6[CONFIDENTIAL TREATMENT REQUESTED]   BRAD
shall pay the repurchase price [CONFIDENTIAL TREATMENT REQUESTED]

2.8.8	Return of Surplus Provisioning Items

	Provisioning Items repurchased by BRAD pursuant to Annex A
Article 2.8.6 shall be delivered to BRAD Free Carrier
(Incoterms), at its plant in Ontario or Quebec, or other such destination as BRAD may reasonably designate.

2.8.9	Obsolete Spare Parts and Surplus Provisioning Items - Title
and Risk of Loss

	Title to and risk of loss of any obsolete or unusable Spare Parts returned to BRAD pursuant to Annex A Article 2.8.8 shall pass to BRAD upon delivery thereof to BRAD. Title to and risk of loss of any Spare Parts substituted for an obsolete or unusable Spare
Part pursuant to Annex A Article 2.8.1 shall pass to Buyer upon delivery thereof to Buyer. Title to and risk of loss of any Provisioning Items repurchased by BRAD pursuant to Annex A
Article 2.8.3 shall pass to BRAD upon delivery thereof to BRAD.

	With respect to the obsolete or unusable Spare Parts which may be returned to BRAD and the Spare Parts substituted therefor, pursuant to Annex A Article 2.8.1, and the Provisioning Items which may be repurchased by BRAD, pursuant to Annex A Article
2.8.3, the party which has the risk of loss of any such Spare
Part or Provisioning Item shall have the responsibility of providing any insurance coverage thereon desired by such party.

2.9	Procedure for Ordering Spare Parts

	Orders for Spare Parts may be placed by Buyer to BRAD by any method of order placement (including but not limited to SITA, ARINC, telecopier, letter, telex, facsimile, telephone or hard copy purchase order).

	2.9.1	Requirements

	Orders shall include at a minimum order number, part number, nomenclature, quantity, delivery schedule requested, shipping instructions and BRAD's price, if available. Buyer agrees that orders placed with BRAD shall conform to the requirements and procedures contained in ATA Specification 2000, as applicable to Buyer.

	2.9.2	Processing of Orders

	Upon acceptance of any Order, unless otherwise directed by Buyer, BRAD shall, if the Spare Parts are in stock, proceed immediately to prepare the Spare Parts for shipment to Buyer. If BRAD does not have the Spare Parts in stock, BRAD shall proceed immediately to acquire or manufacture the Spare Parts. Purchase order status and actions related to the shipment of Spare Parts shall be generally consistent with the provisions of the World Airline
Suppliers Guide and the applicable portions of ATA Specification
2000, as applicable to Buyer.

	2.9.3	Changes

	BRAD reserves the right, without Buyer's consent, to make any necessary corrections or changes in the design, part number and nomenclature of Spare Parts covered by an Order, to substitute
Spare Parts and to adjust prices accordingly, provided that interchangeability is not affected and [CONFIDENTIAL TREATMENT REQUESTED] BRAD shall promptly give Buyer written notice of corrections, changes, substitutions and consequent price adjustments. Corrections, changes, substitutions and price adjustments which affect interchangeability or exceed the price limitations set forth above may be made only with Buyer's consent, which consent shall conclusively be deemed to have been given unless Buyer gives BRAD written notice of objection within fifteen (15) business days after receipt of BRAD's notice. In case of any objection, the affected Spare Part will be deemed to be deleted from Buyer's Order.



2.9.4	Electronic Data Interchange

	2.9.4.1	Use of Electronic Data Interchange (EDI)

		The SPEC 2000 Protocol shall be used for any EDI transaction. Buyer and BRAD shall implement security procedures to ensure proper use of this communication. A message will be considered received only at the point where it is in a format which can be accepted by the receiving computer according to ATA SPEC 2000 rules on transmissions. If garbled transmissions are received, the receiver shall promptly notify the sender through use of the S1REJECT command.

	2.9.4.2	Acceptance of EDI Transactions

		The SIBOOKED transaction creates an obligation on the part of Buyer to purchase the material and quantities as specified in the transmission. BRAD is obliged to sell the material and quantities as specified except as may be identified in a subsequent SIORDEXC message. With respect to a S1QUOTES transaction, Buyer and BRAD are bound to respect the prices quoted in the transmission in any resultant S1BOOKED order transaction based upon that S1QUOTES message within the validity period of the S1QUOTES message. An S1NVOICE message will be considered as the official commercial invoice for the goods shipped.
An S1STOCKS, S1SHIPPD, S1POSTAT or S1PNSTAT message creates no obligations on either the Buyer or BRAD. If an S1BOOKED acknowledgment is not sent within 24 hours by BRAD then Buyer shall resend the original message.

		Any document which has been properly received shall not give rise to any obligation unless and until the party receiving such document has properly transmitted in return an acknowledgment document according to SPEC 2000
Protocol.

	2.9.4.3	Systems Operations

		Buyer and BRAD, at their own expense, shall provide and maintain the equipment, software, services and testing necessary to effectively and reliably transmit and receive documents.



2.9.4.4	Validity of Documents

		Annex A Article 2.9.4 has been agreed to by Buyer and BRAD to evidence their mutual intent to create binding purchase and sale obligations pursuant to the electronic transmission and receipt of documents as described herein.

		Such documents properly transmitted pursuant to this Annex A Article 2.9.4 shall be considered, in connection with any transaction or any other agreement, to be a "writing" or "in writing" and shall be deemed for all purposes (a) to have been "signed" and (b) to constitute an "original" when printed from electronic files or records established and maintained in the normal course of business.

		Buyer and BRAD agree not to contest the validity or enforceability of signed documents under the provisions of any applicable law relating to whether certain agreements are to be in writing or signed by either party to be bound thereby. Signed documents, if introduced as evidence on paper in any judicial, arbitration, mediation or administrative proceedings, will be admissible as between Buyer and BRAD to the same extent and under the same conditions as other business records originated and maintained in documentary form. Neither Buyer nor BRAD shall contest the admissibility of copies of signed documents under either the business records exception to the hearsay rule or the best evidence rule on the basis that the signed documents were not originated or maintained in documentary form.

	2.9.4.5	Limitation of Liability

		NEITHER BUYER NOR BRAD SHALL BE LIABLE TO THE OTHER FOR ANY INDIRECT, SPECIAL, INCIDENTAL, EXEMPLARY, PUNITIVE OR
CONSEQUENTIAL DAMAGES ARISING FROM OR AS A RESULT OF ANY
DELAY, OMISSION OR ERROR IN THE ELECTRONIC TRANSMISSION OR
RECEIPT OF ANY DOCUMENTS PURSUANT TO THIS ANNEX A ARTICLE
2.9.4, EVEN IF EITHER PARTY HAS BEEN ADVISED OF THE
POSSIBILITY OF SUCH DAMAGES.


2.10	Packing

	All Spare Parts ordered shall receive standard commercial packing suitable for export shipment via air freight. Such standard packing will generally be to ATA 300 standards as amended from time to time.
All AOG orders will be handled, processed, packed and shipped separately.

2.11	Packing List

	BRAD shall insert in each shipment a packing list/release note itemized to show:

(i)	the contents of the shipment,
(ii)	the approved signature of BRAD's TC authority attesting to the airworthiness of the Spare Parts.
(iii)	value of the shipment for customs clearance if required.

2.12	Container Marks

	Upon Buyer's request each container shall be marked with shipping marks as specified on the Order. In addition BRAD shall, upon request, include in the markings: gross weight and cubic measurements.

2.13	Delivery, Title and Risk of Loss

2.13.1	Delivery Point

	Spare Parts shall be delivered to Buyer in one of the following manners at BRAD's sole option:

(i)	Free Carrier (Incoterms 1990) BRAD's plant in either
Ontario or Quebec, Canada; or
(ii)	Free Carrier (Incoterms 1990) other BRAD depots or
shipping points; or
(iii)	Free Carrier (Incoterms 1990) vendor's or subcontractor's
plant.


2.13.2 Delivery Time

	BRAD shall use reasonable efforts so that shipment of BRAD Parts to Buyer be as follows:

a)	AOG Orders

	Ship AOG Orders within four (4) hours of receipt of Order. Buyer's affected Aircraft factory production number shall be required on AOG Orders;

b)	Critical Orders (A1)

	Ship critical Orders within twenty-four (24) hours of order receipt;

c)	Expedite Orders (A2)

	Ship expedite Orders within seven (7) calendar days of order receipt;

d)	Initial Provisioning Orders

	Prior to the Delivery Date of the first Aircraft or as may be mutually agreed; and

e)	Other Orders

	Shipment of stock items shall be approximately thirty (30) calendar days after BRAD's receipt of Buyer's Order.
Shipment of non-stock items shall be in accordance with quoted lead times or lead times published in the current
Spare Parts Price Catalogue, procurement data, or provisioning data.


2.14	Collect Shipments

	Where collect shipments are not deemed practicable by BRAD, charges for shipment, insurance, prepaid freight charges and all other costs paid by BRAD shall be paid by Buyer promptly upon presentation to Buyer of invoices covering the same.


2.15	Freight Forwarder

	If Buyer elects to use the services of a freight forwarder for the onward movement of Spare Parts, Buyer agrees to release BRAD from and indemnify it for any liability for any fines or seizures of Spare
Parts imposed under any governmental Goods in Transit regulations.
Any such fines levied against BRAD will be invoiced to Buyer and any Spare Parts seized under such regulations will be deemed to be received, inspected, and accepted by Buyer at the time of seizure.

2.16	Reimbursement of Expenses

	If BRAD gives Buyer written notice that an Order is ready for shipment and shipment is delayed more than thirty (30) days at Buyer's request or without BRAD's fault or responsibility, Buyer shall promptly reimburse BRAD upon demand for all costs and expenses, including but not limited to reasonable amounts for storage, handling, insurance and taxes, incurred by BRAD as a result of such delay.

2.17	Title and Risk of Loss

	Property and title to the Spare Parts will pass to Buyer upon payment for the Spare Parts in full. Until payment in full for Spare Parts,
(a) title to them will not pass to Buyer, and (b) BRAD maintains a purchase money security interest in them. Risk of loss of the Spare
Parts will pass to the Buyer upon delivery by BRAD. With respect to Spare Parts rejected by Buyer pursuant to Annex A Article 2.19, risk of loss shall remain with Buyer until such Spare Parts are re-delivered to BRAD .

	BRAD agrees to notify Buyer when material is shipped and shall provide carrier's reference information (i.e., waybill number).

2.18	Inspection and Acceptance

	All Spare Parts shall be subject to inspection by Buyer at destination. Use of Spare Parts or failure of Buyer to give notice of rejection within thirty (30) days after receipt shall constitute acceptance. Acceptance shall be final and Buyer waives the right to revoke acceptance for any reason, whether or not known to Buyer at the time of acceptance. Buyer's remedies for defects discovered before acceptance are exclusively provided for in Annex A Article 2.19 herein.


2.19	Rejection

	Any notice of rejection referred to in Annex A Article 2.18 shall specify the reasons for rejection. If BRAD concurs with a rejection, BRAD shall, at its option, correct, repair or replace the rejected
Spare Parts. Buyer shall, upon receipt of BRAD's written instructions and Material Return Authorication ("MRA") number, return the rejected Spare Parts to BRAD at its specified plant, or other destination as may be mutually agreeable. The return of the rejected Spare Parts to BRAD and the return or delivery of a corrected or repaired rejected
Spare Part or any replacement for any such Spare Part to Buyer shall be at BRAD's expense. Any corrected, repaired or replacement Spare
Parts shall be subject to the provisions of this Agreement.

2.20	Payment

	Except as provided in Annex A Article 2.22 below, payment terms shall be [CONFIDENTIAL TREATMENT REQUESTED] calendar days of invoice date for established open accounts. Any overdue amount shall bear interest from the due date until actual payment is received by BRAD at an annual rate of interest equal to the U.S. prime interest rate as established from time to time by the National Bank of Canada, plus two percent (2%) calculated and compounded monthly.

2.21	Payment for Provisioning Items

	Payment for Provisioning Items shall be made by Buyer as follows:

a)	a deposit of [CONFIDENTIAL TREATMENT REQUESTED] of the total price of the Provisioning Items as selected by Buyer, upon signature of the spares provisioning document; and

b)	the balance of the total price of Provisioning Items upon their delivery.

2.22	Modified Terms of Payment

	BRAD reserves the right to alter the terms of payment:

(i)	at any time by giving Buyer thirty (30) days' prior written
notice of the new terms, and

(ii)	without prior notice if Buyer fails to pay when due an amount
Buyer owes under any agreement with BRAD.


2.23	Regulations

	Buyer shall comply with all applicable monetary and exchange control regulations and shall obtain any necessary authority from the governmental agencies administering such regulations to enable Buyer to make payments at the time and place and in the manner specified herein.

2.24	Warranty

	ANNEX B HERETO EXCLUSIVELY SETS FORTH BRAD'S WARRANTY OBLIGATIONS WITH RESPECT TO SPARE PARTS. EXCEPT AS EXPRESSLY SET OUT IN ANNEX B, THERE
ARE NO UNDERSTANDINGS, REPRESENTATIONS, CONDITIONS OR WARRANTIES,
EXPRESS OR IMPLIED, BETWEEN THE PARTIES WITH RESPECT TO ANY DEFECT IN
THE SPARE PARTS OR ANY OTHER THING DELIVERED UNDER THIS AGREEMENT.

2.25	Cancellation of Orders

	Except as otherwise may apply to initial provisioning, if Buyer cancels an Order, BRAD, at its option, shall be entitled to recover its costs as specified below:

a)	if work accomplished on the Order has been limited to BRAD Spares
Department, or the part has been identified as "shelf stock" in the Spare Parts Price Catalogue, no cancellation charges shall be made;

b)	if production planning has been completed on the Order and shop orders have been written, but no shop time or material charges have been made against the Order, the cancellation charge shall be 10% of the price but not to exceed $100 per unit;

c)	if shop time or material charges have been made against the
Order, the cancellation charge shall be based on the cost of such time and materials, plus overhead; and

d)	if the Spare Parts covered by the Order can be absorbed into
BRAD's inventory without increasing BRAD's normal maximum stock level, no cancellation charges shall be made.


2.26	Lease

	BRAD shall select and make available certain parts for lease, subject to availability. Buyer has the option to negotiate a lease agreement with BRAD separate from this Agreement.

2.27	Additional Terms and Conditions

	BRAD's conditions of sale are deemed to incorporate the terms and conditions stated herein. Additional terms and conditions applicable at time of receipt of each order from Buyer may be added providing such terms and conditions do not conflict with the terms and conditions provided herein. Such additional terms and conditions shall be provided to Buyer at least ninety (90) calendar days prior to their effective date.


ARTICLE 3 - TRAINING

3.1	General Terms

3.1.1 	The objective of the training programs (the "Programs"), as
described herein, shall be to familiarize and assist Buyer's personnel in the introduction, operation, and maintenance of the Aircraft.

	BRAD shall offer to the Buyer the Programs in the English language at a BRAD designated facility; the Programs shall be completed prior to the Delivery Date of the last Aircraft purchased herein.

3.1.2 	Buyer shall be responsible for all travel and living
expenses, including local transportation, of Buyer's personnel incurred in connection with the Programs.

3.1.3 	The Programs shall be designed to reflect the model and/or
configuration of the Aircraft and may include differences training to identify such configuration or model. Manuals which are provided during the Programs exclude revision service.

3.1.4 	A training conference shall be held where possible no later
than twelve (12) months prior to the Scheduled Delivery Date of the first Aircraft to the Buyer, or as may be otherwise agreed, to establish the Programs' content and schedule.

3.2	Flight Crew Training

Intentionally deleted.

3.3	Maintenance Training

Intentionally deleted.

3.4	Insurance

Intentionally deleted.

ARTICLE 4 - TECHNICAL DATA

4.1	Technical Data Provided

	BRAD shall furnish to Buyer the Technical Data described in Attachment A hereto (the "Technical Data"). The Technical Data shall be in the
English language and shall provide information on items manufactured according to BRAD's detailed design and in those units of measures used in the Specification or as may otherwise be required to reflect
Aircraft instrumentation as may be mutually agreed.

4.2	Shipment

	All Technical Data provided hereunder shall be delivered to Buyer Free Carrier (Incoterms) BRAD's designated facilities and at the time indicated in Attachment A.

4.3	Proprietary Technical Data

	It is understood and Buyer acknowledges that the Technical Data provided herein is proprietary to BRAD and all rights to copyright belong to BRAD and the Technical Data shall be kept confidential by Buyer. Buyer agrees to use the Technical Data solely to maintain, operate, overhaul or repair the Aircraft or to make installation or alteration thereto allowed by BRAD. In addition, Buyer may transfer the Technical Data to any party in connection with the sale or lease of an Aircraft from Buyer provided Buyer obtains a confidentiality agreement with such purchaser or lessee in favor of and acceptable to BRAD.

	Technical Data shall not be disclosed to third parties or used by Buyer or furnished by Buyer for the design or manufacture of any aircraft or Spare Parts including BRAD Parts or items of equipment, except when manufacture or redesign is permitted under the provisions of Annex A Article 2.4 hereof and then only to the extent and for the purposes expressly permitted therein, and provided further the recipient shall provide a non-disclosure undertaking acceptable to BRAD.


ARTICLE 5 - HOLD HARMLESS

5.1	BUYER SHALL INDEMNIFY AND HOLD HARMLESS BRAD, ITS SUBSIDIARIES,
AFFILIATES, SUBCONTRACTORS AND THE EMPLOYEES, DIRECTORS, OFFICERS
AND AGENTS OF EACH OF THEM (COLLECTIVELY "BRAD") FROM AND AGAINST
ALL LIABILITIES, CLAIMS, DAMAGES, LOSSES, COSTS AND EXPENSES FOR
ALL DAMAGES TO OR LOSS OF PROPERTY INCLUDING ANY AIRCRAFT, AND
LOSS OF USE THEREOF OR INJURIES TO OR DEATH OF ANY AND ALL
PERSONS (INCLUDING CUSTOMER'S DIRECTORS, OFFICERS, AGENTS AND
EMPLOYEES BUT EXCLUDING BRAD's DIRECTORS, OFFICERS, AGENTS AND EMPLOYEES) ARISING DIRECTLY OR INDIRECTLY OUT OF OR IN CONNECTION
WITH ANY SERVICE PROVIDED UNDER ANNEX A WHETHER OR NOT CAUSED BY
THE NEGLIGENCE OF BRAD.

5.2	THE FOREGOING INDEMNITY AND HOLD HARMLESS SHALL NOT BE APPLICABLE
IN THE EVENT OF LOSSES, DAMAGES OR CLAIMS RESULTING FROM THE
WILLFUL MISCONDUCT OR GROSS NEGLIGENCE OF BRAD OR OF THOSE FOR
WHOM IT IS IN LAW RESPONSIBLE, OR IN THE EVENT OF LOSSES, DAMAGES
OR CLAIMS ARISING OUT OF AN ACCIDENT CAUSED BY A DEFECT IN THE
DESIGN, MANUFACTURING, REPAIR OR MAINTENANCE ACTIVITIES OF BRAD
(OR ITS AFFILIATES) AND THE RELATED LIABILITY (PRODUCT OR
OTHERWISE) ARISING THEREFROM.



ATTACHMENT A
TECHNICAL DATA

1.	With the delivery of the Aircraft, BRAD will provide to Buyer at no additional charge [CONFIDENTIAL TREATMENT REQUESTED] of the following technical manuals and documents, prepared generally in accordance with Specification ATA 100 Revision 26, as applicable, and [CONFIDENTIAL TREATMENT REQUESTED] of the documents referred to in line items (e) and (f) below. With each additional Aircraft BRAD will also provide at no additional charge [CONFIDENTIAL TREATMENT REQUESTED] of the documents referred to in line items (a), (b), (c) and (d) below.

1.1	(a)	Airplane Flight Manual
	(b)	Quick Reference Handbook
	(c)	Supplementary Operating Data
	(d)	Weight and Balance Manual
	(e)	Maintenance Program
	(f)	Maintenance Task Cards
	(g)	Maintenance Planning Manual
	(h)	Maintenance Manual
	(i)	Maintenance Manual-Customized Chapters (S300 only)
	(j) 	Engine Rigging Manual (S300 only)
	(k) 	Ramp Servicing Manual
	(l)	Tools and Equipment Manual
	(m) 	Wiring Diagrams Manual
	(n)	Wiring Manual-Customized Chapters (S300 only)
	(o) 	Structural Repair Manual
	(p) 	Illustrated Parts Manual
	(q) 	Component Maintenance Manual
	(r) 	Non-Destructive Testing Manual
	(s) 	Cargo Loading Manual
	(t) 	Power Plant Build-up Manual
	(u) 	Dash 8 Modifications Manual
	(v)	Crash-Fire-Rescue Information
	(w)	Master Minimum Equipment List and Minimum Equipment
		List and Procedures Manual
	(x) 	Corrosion Prevention and Control Manual
	(y)	Service Bulletins
	(z)	Service Letters


1.2.	BRAD will provide Buyer with revision service for [CONFIDENTIAL
TREATMENT REQUESTED] following the the Delivery Date of Buyer's last Aircraft. Subsequent revision service shall be provided dependent upon incorporation of BRAD issued Service Bulletins.

	Revisions to the Technical Data to reflect the Aircraft at Delivery Date shall be provided to Buyer within [CONFIDENTIAL TREATMENT
REQUESTED] following the Delivery Date of each of the Aircraft, respectively.

	Provided the revision service is being supplied under the terms of this Agreement or by subsequent purchase order, BRAD shall incorporate in the applicable documents all applicable BRAD originated Service Bulletins in a regular revision following formal notification by Buyer that such Service Bulletins shall be accomplished on the Buyer's
Aircraft. The manuals shall then contain both original and revised configuration until Buyer advises BRAD in writing that one configuration is no longer required.

2.	BRAD will provide to Buyer at no additional charge, [CONFIDENTIAL
TREATMENT REQUESTED] of the following vendor manuals:

(a)	Engine Maintenance Manual
(b)	Engine Illustrated Parts Catalog
(c)	Propeller Maintenance Manual (with Maintenance level Illustrated
Parts Breakdown)

	These all will be shipped by the vendors directly to Buyer.

3.	All manuals, revisions or amendments will be in the English language.



ANNEX B - WARRANTY AND SERVICE LIFE POLICY

ARTICLE 1 - WARRANTY

The following warranty is that to which reference is made in Article 3 of the Agreement.

1.1	Warranty

1.1.1	Subject to Annex B Articles 1.9, 1.10, and 2.0, BRAD
warrants that, at the date of delivery of the Aircraft or BRAD
Part, as applicable :

a)	the Aircraft shall conform to the Specification, except that any matter stated in the Specification as type characteristics, estimates or approximations is excluded from this Warranty;

b)	the Aircraft shall be free from defects caused by the
failure of BRAD to install a Vendor Part or Powerplant Part in accordance with reasonable instructions of the vendor;

c)	the BRAD Parts shall be free from defects in material or
workmanship; and

d.)	the BRAD Parts shall be free from defects in design, having
regard to the state of the art as of the date of such design.

1.1.2	The Warranty set forth in Annex B Article 1.1.1 (c) and (d)
above shall also be applicable to BRAD Parts purchased as Spare
Parts.

1.1.3	BRAD further warrants that, at the time of delivery, the
Technical Data shall be free from error.

1.2	Warranty Period

1.2.1	The Warranty set forth in Annex B Article 1.1 shall remain
in effect for any defect covered by the Warranty (a "Defect") becoming apparent during the following periods (individually, the "Warranty Period"):

a)	for failure to conform to the Specification and in the
installation referred to in Annex B Article 1.1.1 (a) and
1.1.1 (b), thirty-six (36) months from the Delivery Date;


b)	for those Defects in material or workmanship in BRAD Parts
referred to in Annex B Article 1.1.1 (c) and 1.1.2, thirty-six (36) months from the date of delivery of such parts;

c)	for those Defects in design referred to in Annex B Article
1.1.1 (d), thirty-six (36) months from the date of delivery of such parts; and

d)	for errors in the Technical Data referred to in Annex B
Article 1.1.3, twelve (12) months from the date of delivery of the applicable Technical Data.

1.3	Repair, Replacement or Rework

	As to each matter covered by this Warranty BRAD's sole obligation and liability under this Warranty is expressly limited to, at BRAD's election, correction by the repair, replacement or rework of the defective part or item of Technical Data. The repaired, replaced or reworked part or item of Technical Data which is the subject of the Warranty claim shall then be warranted under the same terms and conditions for the then unexpired portion of the Warranty Period.

	In the case of a Defect relating to non-conformance with the Specification, BRAD shall correct that Defect in the equipment item or part in which the Defect appears, except that BRAD will not be obligated to correct any Defect which has no material adverse effect on the maintenance, use or operation of the Aircraft.

1.4	Claims Information

	BRAD's obligations hereunder are subject to a Warranty claim to be submitted in writing to BRAD's warranty administrator, which claim shall include but not be limited to the following information:

a)	the identity of the part or item involved, including the  Part number, serial number if applicable nomenclature and the quantity claimed to be defective;

b)	the manufacturer's serial number of the Aircraft from which the part was removed;

c)	the date the claimed Defect became apparent to Buyer;

d)	the total flight hours (and cycles if applicable) accrued on the part at the time the claimed Defect became apparent to Buyer; and

e)	a description of the claimed Defect and the circumstances
pertaining thereto.


1.5	BRAD's Approval

	Within ten (10) working days following receipt of Buyer's Warranty claim for a Defect accompanied by Buyer's request for permission as applicable to correct a Defect, BRAD shall notify Buyer of its decision on the request. Approval under this Article shall not constitute a determination as to the existence of a Defect as described in Annex B Article 1.1 above.

1.6	Timely Corrections

	1.6.1	BRAD shall make the repair, replacement or rework, following receipt of the defective part or item, with reasonable care and dispatch.

	1.6.2	In the event, BRAD does not respond or confirm receipt of a
warranty claim from Buyer within ninety (90) days, said claim will be resolved in Buyer's favor subject to Buyer and BRAD agreeing on a non-receipt of a confirmation from BRAD within sixty (60) days from date of submittal of claim.

1.7	Labour Reimbursement

	For correction of Defects BRAD shall establish a reasonable estimate for the labour hours required for the repair, replacement or rework of the defective BRAD Part and, if the repair, replacement or rework is performed by Buyer, BRAD shall reimburse Buyer for BRAD estimated hours or for Buyer's actual labour hours, whichever is less, for the repair, replacement or rework of the defective BRAD Part excluding any work necessary to gain access to said BRAD Part. Such reimbursement shall be based upon Buyer's direct labour rate per manhour plus burden rate of fifty percent (50%), subject to annual review and adjustment of such labour rate as mutually agreed; provided, however, that this amount shall not exceed fifty percent (50%) of the BRAD published selling labour rate.

1.8	Approval, Audit, Transportation and Waiver

	All Warranty claims shall be subject to audit and approval by BRAD. BRAD will use reasonable efforts to advise in writing the disposition of Buyer's Warranty claim within thirty (30) days following the receipt of the claim and (if requested) return of the defective BRAD
Part to BRAD's designated facility. BRAD shall notify Buyer of BRAD's disposition of each claim.

	Buyer shall pay all costs of transportation of the defective part from Buyer to BRAD and shall pay all costs of transportation of the repaired, corrected or replacement parts back to Buyer.


1.9	Limitations

1.9.1	BRAD shall be relieved of and shall have no obligation or
liability under this Warranty if:

a)	the Aircraft was operated with any products or parts not
specifically approved by BRAD, unless Buyer furnishes reasonable evidence that such products or parts were not a cause of the Defect; or

b)	the Aircraft was not operated or maintained in accordance
with the Technical Data listed in Attachment A of Annex A and the manufacturer's documentation furnished to Buyer
(including Service Bulletins and airworthiness directives) unless Buyer furnishes reasonable evidence that such operation or maintenance was not a cause of the Defect; or

c)	the Aircraft was not operated under normal airline use,
unless Buyer furnishes reasonable evidence that such operation was not a cause of the Defect; or

d)	Buyer does not

1)	report the Defect in writing to BRAD's Warranty
administrator within thirty (30) calendar days following such Defect becoming apparent, and

2)	retain the BRAD Part claimed to be defective until
advised by BRAD to return such BRAD Part to BRAD's designated facility in order for BRAD to finalize its evaluation of the Warranty claim or to otherwise dispose of such BRAD Part; or

e)	Buyer does not submit reasonable proof to BRAD within thirty
(30) calendar days after the Defect becomes apparent that the Defect is due to a matter covered within this Warranty;
or

f)	Buyer does not allow BRAD reasonable opportunity to be
present during the disassembly and inspection of the BRAD
Part claimed to be defective. It is acknowledged that Buyer will not delay returning an AOG Aircraft to service to await a BRAD representative.

1.9.2	The above warranties do not apply to Buyer Furnished
Equipment.


1.10	Normal Usage

	Normal wear and tear that does not render the part unserviceable and the need for regular maintenance and overhaul shall not constitute a Defect or failure under this Warranty.

1.11	Overhaul of Warranty Parts

	BRAD's liability for a BRAD Part which has a Defect and is overhauled by Buyer within the Warranty Period shall be limited only to that portion of the labour and material replacement related to the Defect.

1.12	No Fault Found

	In the event that a BRAD Part returned under a Warranty claim is subsequently established to be serviceable then BRAD shall be entitled to charge and recover from Buyer any reasonable costs incurred by BRAD in connection with such Warranty claim. Providing, however, in the event that repetitive in-service failure occurs on the particular BRAD Part which is subsequently identified by BRAD on a repeated basis to be "no fault found," then BRAD and Buyer shall discuss and mutually agree a course of further action to help identify the problem. In the event the fault is ultimately confirmed to be a legitimate Warranty claim then the above mentioned costs incurred by BRAD and charged to Buyer shall be waived.


ARTICLE 2 - VENDOR WARRANTIES

2.1	Warranties from Vendors

	The Warranty provisions of this Annex B apply to BRAD Parts only. However, BRAD has made or shall make reasonable efforts to obtain favourable warranties from vendors, with respect to Vendor Parts and Power Plant Parts. Except as specifically provided under this Annex B
Article 2, BRAD shall have no liability or responsibility for any such Vendor Parts and Power Plant Parts and the warranties for those Vendor Parts and Power Plant Parts shall be the responsibility of the vendor and a matter as between Buyer and vendor.


2.2	Vendor Warranty Backstop

	For those Vendor Parts installed on the Aircraft at the Delivery Date or subsequently purchased through BRAD, excluding the Powerplant or the Power Plant Parts, in the event the parties agree that a vendor is in default in the performance of any material obligation under any applicable warranty obtained by BRAD from such vendor pursuant to Annex B Article 2.1 above, the warranties and all other terms and conditions of Annex B Article 1 shall become applicable as if the Vendor Parts had been a BRAD Part, except that the warranty period shall be the Warranty Period as set forth herein or by the vendor's warranty, whichever is shorter and all transportation costs associated with the Vendor Parts shall be borne by Buyer.

2.3	BRAD's Interface Commitment

	In the event of a dispute in the application of a Vendor Part warranty, at Buyer's request addressed to BRAD's warranty administrator, BRAD shall, without charge, conduct an investigation and analysis of any such dispute resulting from a technical interface problem to determine, if possible, the cause of the interface problem and then recommend feasible corrective action. Buyer shall furnish to BRAD all data and information in Buyer's possession relevant to the interface problem and shall cooperate with BRAD in the conduct of its investigation and such tests as may be required. BRAD, at the conclusion of its investigation, shall advise Buyer in writing of BRAD's opinion as to the cause of the problem and BRAD's recommended corrective action.


ARTICLE 3 - SERVICE LIFE POLICY

3.1	Applicability

	The Service Life Policy ("SLP") described in this Annex B Article 3 shall apply if repetitive failures occur in any Covered Component which is defined in Annex B Article 3.7 below.


3.2	Term

3.2.1	Should such failures occur in any Covered Component within
one hundred and forty-four (144) months following delivery of the Aircraft containing such Covered Component, BRAD shall, as promptly as practicable and at its option;

a)	design and/or furnish a correction for such failed Covered
Component; or

b)	furnish a replacement Covered Component (exclusive of
standard parts such as bearings, bushings, nuts, bolts, consumables and similar low value items).

3.3	Price

	Any Covered Component which BRAD is required to furnish under this SLP shall be provided for at a price calculated in accordance with the following formula:

P	=	C x T
144

Where:

P	=	Price of Covered Component to Buyer;
C	=	BRAD's then current price for the Covered Component;
T	=	The total time to the nearest month since the Aircraft containing the Covered Component was delivered by BRAD

3.4	Conditions and Limitations

3.4.1	The following general conditions and limitations shall apply to the SLP:

a)	the transportation cost for the return to BRAD's designated
facility, if practicable, of any failed Covered Component necessary for failure investigation or redesigning studies shall be borne by Buyer;

b)	BRAD's obligations under this SLP are conditional upon the
submission of reasonable proof acceptable to BRAD that the failure is covered hereby;

c)	Buyer shall report any failure of a Covered Component in
writing to BRAD`s Warranty administrator within two (2) months after such failure becomes evident. Failure to give this required notice shall excuse BRAD from all obligations with respect to such failure;


d)	the provisions of Annex B Article 1.9 of the Warranty
(except for subparagraphs (d) and (e) thereof) are incorporated by this reference and shall condition BRAD's obligations under this SLP with respect to any Covered
Component;

e)	BRAD's obligations under this SLP shall not apply to any
Aircraft which has not been correctly modified in accordance with the specifications or instructions contained in the relevant Service Bulletins which are furnished to Buyer prior to receipt by BRAD from Buyer of any notice of an occurrence which constitutes a failure in a Covered
Component. The provisions of this subparagraph shall not apply in the event that Buyer furnishes reasonable evidence reasonably acceptable to BRAD that such failure was not caused by Buyer's failure to so modify the Aircraft;

f)	this SLP shall not apply to a failure of a Covered Component if BRAD determines that such failure may not reasonably be expected to occur on a repetitive basis; and

g)	this SLP shall not apply to a Covered Component where the
failure results from an accident, abuse, misuse, degradation, negligence or wrongful act or omission, unauthorized repair or modification adversely affecting a Covered Component, impact or foreign object damage, to any Covered Component.

3.5	Coverage

	This SLP is neither a warranty, performance guarantee nor an agreement to modify the Aircraft to conform to new developments in design and manufacturing art. BRAD's obligation is only to provide correction instructions to correct a Covered Component or furnish replacement at a reduced price as provided in this SLP.

3.6	Assignment

	Buyer's rights under this SLP shall not be assigned, sold, leased, transferred or otherwise alienated by contract, operation of law or otherwise, without BRAD's prior written consent. Any unauthorized assignment, sale, lease, transfer, or other alienation of Buyer's rights under the SLP shall immediately void all of BRAD's obligations under the SLP.

3.7	Covered Component

	Only those items or part thereof listed in Attachment A to this Annex B shall be deemed to be a Covered Component, and subject to the provisions of this SLP.


ARTICLE 4 - GENERAL

4.1	It is agreed that BRAD shall not be obligated to provide to Buyer any
remedy 	which is a duplicate of any other remedy which has been
provided to Buyer under 	any other part of this Annex B.


ARTICLE 5 - DISCLAIMER

5.1  	BRAD SHALL HAVE NO OBLIGATION OR LIABILITY (AT LAW OR IN EQUITY)
IN CONTRACT (INCLUDING, WITHOUT LIMITATION, WARRANTY), IN TORT
(WHETHER OR NOT ARISING FROM THE ACTIVE, PASSIVE OR IMPUTED NEGLIGENCE OR STRICT PRODUCTS LIABILITY OF BRAD OR ITS AFFILIATES) OR OTHERWISE, FOR ANY INCIDENTAL OR CONSEQUENTIAL DAMAGES, INCLUDING WITHOUT
LIMITATION LOSS OF USE, LOSS OF REVENUE OR LOSS OF PROFIT, WITH
RESPECT TO:

1)	ANY DEFECT IN THE SPARE PARTS OR ANY OTHER THING DELIVERED UNDER
THIS AGREEMENT,

2)	ANY DELAY IN DELIVERY OR COMPLETE FAILURE TO DELIVER FOR ANY
REASON WHATSOEVER, OR

3)	ANY FAILURE TO PERFORM ANY OF ITS OTHER OBLIGATIONS UNDER THIS
AGREEMENT.

	NOTHING IN THIS ARTICLE SHALL BE CONSTRUED TO ALTER OBLIGATIONS EXPRESSLY ASSUMED BY BRAD IN OTHER PROVISIONS OF THIS AGREEMENT,
INCLUDING WITHOUT LIMITATION THE PROVISIONS OF ANNEX "B".


Annex B - Attachment A
COVERED COMPONENTS
WING
(a)	Upper and lower wing skins and stringers between front to rear spars.
(b)	Wing spar caps, webs and uprights.
(c)	Main box (front spar to rear spar) wing ribs.
(d)	Main box splice plates, fittings.
(e)	Wing to nacelle structural attachments.
(f)	Wing to fuselage structural attachments.
(g)	Support structure in the wing to spoilers, spoiler actuators and ailerons.
(h)	Main gear support structure.
(i)	Engine support fittings.

FUSELAGE
(a)	External surface skins and doublers, stringers, circumferential frames between forward pressure bulkhead and aft pressure dome, excluding all systems, insulation, lining and decorative clips and brackets.
(b)	Window and windshield structure but excluding the windows and windshields.
(c)	Primary structure frames around body openings for passenger
doors, cargo/baggage doors and emergency exits.
(d)	Nose gear support structure.
(e)	Floor beams and supporting structure in the flight compartment and cabin including the lavatory, excluding seat tracks in both areas.
(f)	Forward pressure bulkhead and aft pressure dome.
(g)	Floor beams and supporting structure in the baggage compartment providing same is not damaged through abusive handling of baggage or cargo.


Annex B - Attachment A
COVERED COMPONENTS
Con't


VERTICAL TAIL (including fuselage aft of aft pressure dome)

(a)	Fuselage external surface skins, stringers and frames between aft pressure dome and rear fin spar frame.
(b)	Fin skins and stiffeners between front and rear spars.
(c)	Fin front, centre and rear spar caps, webs and uprights.
(d)	Main box (front spar to rear spar) fin ribs.
(e)	Fin hinge and actuator support structure for rudder and elevator.
(f)	Fore rudder structure and hinge and actuator brackets.
(g)	Aft rudder forward cell structure and hinge and radius rod
brackets.

HORIZONTAL TAIL

	(a)	Tailplane skins and stringers.
	(b)	Tailplane spar caps, webs and uprights.
	(c)	Tailplane main box (front spar to rear spar) ribs.
	(d)	Tailplane hinge support structure for elevator.
	(e)	Elevator forward cell structure and hinge and actuator
brackets.
	(f)	Horizontal tail structure attachments.





August 27, 1996
Our Ref:  B96-ERS-80345-01


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-01

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED]

2.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

3.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

4.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.


If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this       day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.





August 27, 1996
Our Ref:  B96-ERS-80345-01A


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B996-ERS-80345-01A

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED]

3.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

4.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

5.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.


If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this       day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.





August 27, 1996
Our Ref:  B96-ERS-80345-02


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-02

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.
[CONFIDENTIAL TREATMENT REQUESTED]

3.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

4.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

5.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.


If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division



ACCEPTED AND AGREED TO:

this       day of August 1996


HORIZON AIR INDUSTRIES, INC.



_____________________________
Glenn Johnson
V.P. Finance and C.F.O.





August 27, 1996
Our Ref:  B96-ERS-80345-03


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Dear Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-03

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED]


2.0	For more certainty, the parties agree that Buyer shall not have the right to terminate the first (1st) through twenty-fifth (25th)
Aircraft.

3.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

4.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

5.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.


If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this       day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.








August 27, 1996
Our Ref:  B96-ERS-80345-04

Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-04

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

OPTION AIRCRAFT

In consideration of Buyer's agreement to purchase the Aircraft, BRAD is pleased to offer to Buyer the option to purchase up to twenty-five (25) DHC-8 Series 200 aircraft (the "Option Aircraft") on the following terms and conditions.

1.1	The Option Aircraft will be as described in Article 2 of the
Agreement.

1.2	The base price for each of the Option Aircraft excluding the Buyer
Selected Optional Features, Ex Works (Incoterms 1990) BRAD's facilities in Downsview, Ontario, shall be [CONFIDENTIAL TREATMENT REQUESTED] (the "Option Aircraft Base Price"). The base price of the Buyer Selected Special Optional Features shall be [CONFIDENTIAL
TREATMENT REQUESTED] (the "Buyer Selected Option Base Price"). The purchase price of each Option Aircraft shall be the aggregate of the Option Aircraft Base Price and the Buyer Selected Option Base Price for each Option Aircraft being [CONFIDENTIAL TREATMENT REQUESTED] subject to escalation in accordance with the Economic Adjustment
Formula attached as Appendix I of the Agreement for the period
[CONFIDENTIAL TREATMENT REQUESTED] of each Option Aircraft ( the
"Option Aircraft Purchase Price").  The Option Aircraft Purchase
Price, or any part thereof, does not include any taxes, fees or duties.

1.3	The Option Aircraft shall be offered in one [CONFIDENTIAL TREATMENT
REQUESTED] Option Aircraft . Buyer may exercise its right to purchase the first block of Option Aircraft by providing to BRAD written notice of its intention to do so no later than [CONFIDENTIAL TREATMENT
REQUESTED] prior to the Scheduled Delivery Date of the first Option Aircraft to be delivered [CONFIDENTIAL TREATMENT REQUESTED] and may exercise its right to purchase any of the Option Aircraft
[CONFIDENTIAL TREATMENT REQUESTED] bythethe second blockse providing to BRAD written notice of its intention to do so no later than [CONFIDENTIAL TREATMENT REQUESTED] prior to the Scheduled Delivery
Date of each Option Aircraft for which the option to purchase is being exercised (the "Option Exercise Date") and by executing a definitive purchase agreement in respect of each such [CONFIDENTIAL TREATMENT REQUESTED] Option Aircraft (the "Option Aircraft Purchase Agreement") or by executing a Contract Change Order to the Agreement within [CONFIDENTIAL TREATMENT REQUESTED] of the Option Exercise Dates.

1.4	As consideration for this option, Buyer shall make payment or cause payment to be made to BRAD of a deposit of [CONFIDENTIAL TREATMENT REQUESTED] per Option Aircraft (the "Option Deposit"), being in the [CONFIDENTIAL TREATMENT REQUESTED] upon execution of the Agreement.
This Option Deposit is refundable to Buyer, with interest, with respect to any [CONFIDENTIAL TREATMENT REQUESTED] Option Aircraft up to [CONFIDENTIAL TREATMENT REQUESTED] prior to the Scheduled Delivery
Date, provided Buyer has given BRAD written notice of its desire not to purchase such Option Aircraft, after which time such Option Deposit becomes non-refundable, in the event that Buyer does not elect to exercise its option to purchase such Option Aircraft.

1.5	Buyer shall make payment or cause payment to be made for each Option
Aircraft as follows:

[CONFIDENTIAL TREATMENT REQUESTED].

1.6	The scheduled delivery dates of the Option Aircraft (the "Scheduled
Delivery Dates") are as set forth in Attachment I. The delivery positions set forth therein are subject to prior sale, commitment or other disposition of the Option Aircraft. In the event of sale, commitment or other disposition of any of the Option Aircraft prior to Buyer exercising such options, BRAD shall notify Buyer of the next delivery positions available to Buyer.

	Buyer shall have the right, subject to availability of appropriate aircraft, to advance the Scheduled Delivery Date of any Option
Aircraft. In the event that BRAD is unable to accommodate Buyer's written request for advancement, BRAD shall advise Buyer of such inability and the best alternative Scheduled Delivery Date for such advance Option Aircraft.

	[CONFIDENTIAL TREATMENT REQUESTED]

2.0	Upon exercise of Buyer's right to purchase the Option Aircraft, the parties shall consider all definitions, terms and conditions of the Agreement as applicable to the purchase thereof, unless otherwise described herein, or shall enter into another definitive purchase agreement for the purchase of Option Aircraft in accordance with the terms and conditions hereof.

3.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

4.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

5.0	This Letter Agreement constitutes an integral part of the Agreement and is subject to the terms and conditions contained therein.


If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this       day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.

ATTACHMENT I

SCHEDULED DELIVERY DATES

OPTION AIRCRAFT


			Block No. 1	Scheduled Delivery Date

			First Option Aircraft	June 2000
			Second Option Aircraft	July 2000
			Third Option Aircraft	August 2000
			Fourth Option Aircraft	September 2000
			Fifth Option Aircraft	October 2000

			Block No. 2	Scheduled Delivery Date
			Sixth Option Aircraft	November 2000
			Seventh Option Aircraft 	December 2000
			Eight Option Aircraft	January 2001
			Ninth Option Aircraft	February 2001
			Tenth Option Aircraft	March 2001
			Eleventh Option Aircraft	April 2001
			Twelfth Option Aircraft 	May 2001
			Thirteenth Option Aircraft	June 2001
			Fourteenth Option Aircraft	July 2001
			Fifteenth Option Aircraft	August 2001
			Sixteen Option Aircraft	September 2001
			Seventeenth Option Aircraft 	October 2001
			Eighteenth Option Aircraft	November 2001
			Nineteenth Option Aircraft	December 2001
			Twentieth Option Aircraft	January 2002
			Twenty-first Option Aircraft	February 2002
			Twenty-second Option Aircraft 	March 2002
			Twenty-third Option Aircraft	April 2002
			Twenty-fourth Option Aircraft	May 2002
			Twenty-fifth Option Aircraft	June 2002








August 27, 1996
Our Ref:  B96-ERS-80345-05


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-05

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

SPECIAL OPTION AIRCRAFT

In consideration of Buyer's agreement to purchase the Aircraft and in addition to the rights of Buyer pursuant to Letter Agreement B96-80345-04 of even date, BRAD is pleased to offer to Buyer the option to purchase up to five (5) additional DHC-8 Series 200 aircraft (the "Special Option Aircraft") on the following terms and conditions.

1.1	The Special Option Aircraft will be as described in Article 2 of the
Agreement.

1.2	The base price for each of the Special Option Aircraft excluding the
Buyer Selected Optional Features, Ex Works (Incoterms 1990) BRAD's facilities in Downsview, Ontario, shall be [CONFIDENTIAL TREATMENT REQUESTED] (the "Special Option Base Price"). The base price of the
Buyer Selected Special Optional Features as shown in Appendix IV of the Agreement shall be [CONFIDENTIAL TREATMENT REQUESTED] (the "Buyer Selected Special Option Base Prices"). The purchase price of each
Special Option Aircraft shall be the aggregate of the Special Option Aircraft Base Price and the Buyer Selected Special Option Base Price for each Special Option Aircraft being [CONFIDENTIAL TREATMENT
REQUESTED] subject to escalation in accordance with the Economic
Adjustment Formula attached as Appendix I of the Agreement
[CONFIDENTIAL TREATMENT REQUESTED] each Special Option Aircraft (the "Special Option Aircraft Purchase Price"). The Special Option
Aircraft Purchase Price, or any part thereof does not include any taxes, fees or duties.

1.3	Buyer may exercise its right to purchase a Special Option Aircraft by providing to BRAD written notice of its intention to do so no later than [CONFIDENTIAL TREATMENT REQUESTED] prior to the first month in the quarter of the Scheduled Delivery Date for such Special Option
Aircraft (the "Exercise Date") and by executing a definitive purchase agreement in respect of each such Special Option Aircraft (the
"Special Option Aircraft Purchase Agreement") or by executing a
Contract Change Order to the Agreement within [CONFIDENTIAL TREATMENT REQUESTED] of the Exercise Date.

1.4	As consideration for this option, Buyer shall make payment or cause payment to be made to BRAD of a non-refundable deposit [CONFIDENTIAL TREATMENT REQUESTED] per Special Option Aircraft, being [CONFIDENTIAL TREATMENT REQUESTED] in the aggregate, (the "Special Option Deposit") payable on the date hereof. This Option Deposit is refundable to Buyer, with interest, with respect to any Special Option Aircraft until [CONFIDENTIAL TREATMENT REQUESTED] prior to the Scheduled
Delivery Date, provided Buyer has given BRAD written notice of its desire not to purchase such Special Option Aircraft, after which time such Special Option Deposit becomes non-refundable, in the event that Buyer does not exercise its option to purchase such Special Option Aircraft.


1.5	Buyer shall make payment or cause payment to be made for each Special
Option Aircraft as follows:

	[CONFIDENTIAL TREATMENT REQUESTED]

1.6	The scheduled delivery dates of the Special Option Aircraft (the
"Scheduled Delivery Dates") are as follows:

		        Option Aircraft	Scheduled Delivery Date

		First Special Option Aircraft	[CONFIDENTIAL
	TREATMENT 				REQUESTED]
		Second Special Option Aircraft	[CONFIDENTIAL
	TREATMENT 				REQUESTED]
		Third Special Option Aircraft	[CONFIDENTIAL
	TREATMENT 				REQUESTED]
		Fourth Special Option Aircraft	[CONFIDENTIAL TREATMENT
REQUESTED]
		Fifth Special Option Aircraft	[CONFIDENTIAL
	TREATMENT 				REQUESTED]

	The delivery positions set forth above are subject to prior sale, commitment or other disposition of the Special Option Aircraft. In the event of sale, commitment or other disposition of any of the Special Option Aircraft prior to Buyer exercising such options, BRAD shall notify Buyer of the next delivery positions available to Buyer.

2.0	In the event that Buyer fails to exercise its rights to purchase a
Special Option Aircraft on or before its respective Exercise Date, any and all rights of Buyer to such Special Option Aircraft shall immediately terminate.

3.0	Upon exercise of Buyer's right to purchase the Special Option
Aircraft, the parties shall consider all definitions, terms and conditions of the Agreement as applicable, unless otherwise described herein,, and execute a Contract Change Order, or shall enter into another definitive purchase agreement for the purchase of Special Option Aircraft in accordance with the terms and conditions hereof.

4.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

5.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

6.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this       day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.







August 27, 1996
Our Ref:  B96-ERS-80345-06


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-06

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

CREDIT MEMORANDUM

1.0	Upon delivery of and payment in full for each Aircraft, BRAD will issue to Buyer a credit memorandum in the amount [CONFIDENTIAL
TREATMENT REQUESTED]. Each credit memorandum may be used by Buyer to reduce the balance of the Aircraft Purchase Price payable on delivery of each such Aircraft.

2.0	[CONFIDENTIAL TREATMENT REQUESTED].

3.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

4.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

5.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.


If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this       day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.




August 27, 1996
Our Ref:  B96-ERS-80345-07


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-07

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED]

1.0	[CONFIDENTIAL TREATMENT REQUESTED]

2.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

3.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.


4.0	[CONFIDENTIAL TREATMENT REQUESTED]

5.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this       day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.








August 27, 1996
Our Ref:  B96-ERS-80345-08


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-08

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

CONVERTIBILITY RIGHTS - DASH 8 SERIES 300

1.0	In consideration of Buyer's agreement to purchase the Aircraft, BRAD is pleased to offer Buyer the right to convert in accordance with the terms hereof any of the Aircraft, Option Aircraft or Special Option
Aircraft to de Havilland Dash 8 Series 300 Model 311 aircraft as described in detail specification no. DS8-300 issue 4 dated May 1996 attached hereto as Attachment I, as amended from time to time, and having the buyer selected optional features set forth in Attachment II as this Letter Agreement (the "Series 300 Aircraft"), upon provision of written notice to BRAD no later than [CONFIDENTIAL TREATMENT
REQUESTED] prior to the delivery of the respective Aircraft, Option
Aircraft or Special Option Aircraft, as the case may be.

1.2	The base price for each of the Series 300 Aircraft excluding the Buyer selected optional features, Ex Works (Incoterms 1990) BRAD's facilities in Downsview, Ontario, shall be [CONFIDENTIAL TREATMENT REQUESTED](the "Series 300 Aircraft Base Price"). The base price of the Buyer Selected Special Optional Features as shown in Attachment II shall be One Million and [CONFIDENTIAL TREATMENT REQUESTED](the
"Series 300 Buyer Selected Base Price").  The purchase price of each
Series 300 Aircraft shall be the aggregate of the Series 300 Aircraft
Base Price and the Series 300 Buyer Selected Base Price for each
Series 300 Aircraft being [CONFIDENTIAL TREATMENT REQUESTED] subject to escalation in accordance with the Economic Adjustment Formula attached as Appendix I of the Agreement for the [CONFIDENTIAL
TREATMENT REQUESTED] of each Series 300 Aircraft (the "Series 300
Aircraft Purchase Price"). The Series 300 Aircraft Purchase Price, or any part thereof does not include any taxes, fees or duties.

1.3	Any and all prior payments made in respect of an Aircraft, Option
Aircraft or Special Option Aircraft which is converted to a Series 300 Aircraft pursuant to this Letter Agreement shall be applied as progress payments in respect of such Series 300 Aircraft and Buyer shall also make payment or cause payment to be made for each Series
300 Aircraft as follows:

	[CONFIDENTIAL TREATMENT REQUESTED]

2.0	[CONFIDENTIAL TREATMENT REQUESTED].

3.0	Upon the exercise of Buyer's right to purchase the Series 300 Aircraft the parties shall consider all definitions, terms and conditions of the Agreement as applicable to the purchase thereof, unless otherwise described herein, and shall execute a Contract Change Order, or shall enter into another definitive purchase agreement for the purchase of Series 300 Aircraft in accordance with the terms and conditions hereof.

4.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

5.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

6.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this       day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.


ATTACHMENT I

SPECIFICATION




DETAIL SPECIFICATION

Number DS8-300 Issue 44

May 19966




ATTACHMENT II

BUYER SELECTED OPTIONAL FEATURES

SERIES 300 AIRCRAFT

                                                            			[CONFIDENTIAL
                                                             			TREATMENT
                                                              		REQUESTED]
803SO00001	Maximum Design Take Off Weight of 41880 Lb., pre RC 24872
811CH00435	Installation of Airframe and Engine Mortgage Nameplates
	identifying the Owner and Lessor
811CH00437	Exterior Paint Scheme - Horizon Air
821CH02004	Passenger Compartment Temperature Gauge in Flight Compartment
823SO02000	Passenger Briefing and Music System-Hunting Interior
823SO08041	VHF Comm. Dual-Collins Proline II (VHF22)
823SO08050-7	Sundstrnd Solid State Cockpit Voice Recorder-SSCVR
824CH82066	Batteries on line with Ground Power
824SO00054	D.C. Generation System-Removal of Phoenix Parts and
	Introduction of Lapec Parts-Converts Post Mod 8/1956
	Aircraft to pre mod Configuration-without APU
824SO08070-1	Two 40 amp/hr Saft Nicad Batteries in lieu of Standard
825CH00525	Speed Card Holders
825CH01078	ELT (Pointer C-4000-11)
825CH02003	Weather Proof Airstair Door Acoustic Curtain with Label
	to Indicate that curtain is to be Open during Take-Off and
	Landing Hunting Interior
825CH02088	Payloads-IPECO Crew Seats in lieu of Standard
825CH02113	Payloads-Seats-3 Forward Seat Pairs-In-Arm Folding Meal
	Trays-Series 300
825CH02197	First Aid Kit and Splint-Horizon Air Location-BFE-Series 300

825CH02198	Interior configuration-Horizon Air-Leather Pax and FA
	Seat Dress Covers, Dado, Carpet & Aisle Curtain
825SO02006	Second Flight Atendant Seat on Cabin/Baggage Bulkhead Door
831SO08049-3	Sundstrand Flight Data Recorder in lieu of Standard
832CH00022	Nose Gear Lock Indicator on the Flight Deck-S200
834CH00433	Structural, Wiring and Space Provisions for Flight Dynamics
 	(FDI) Heads-Up Guidance System-Model 2800 with Litton
	LTN-101 IRS
834CH00434	VHF Nav. Dual, Collins (VIR33), Installation of
	Receivers with Level I Software Compatible with an
	Heads-Up Guidance System
843CH82218	Single Cue Command on EADI
834SO00375-6	Dual Collins Mode S & TCAS II S300-In-House Installation
834SO00409-7	Universal UNS-1C FMS-Dual, Colour CDU Pilot &
	Copilot Displays 12-Channel GPS, onboard Data Loader,
	VNAV & Approach Mode APPRD EFIS & Collins,
	Provisions for GLS1250 Landing System-S200	250,000
834SO08010-3	Electronic Flight Instrument System (Sperry EDZ800)
834SO08014-3	Second Radio Altimeter (Sperry AA-300)
834SO08015	MLS-Dual (Bendix 21)
834SO08043-3	ADF-Single, Collins Proline II (ADF60)
834SO08045	DME No. 1, Collins Proline II (DME42)

[CONFIDENTIAL TREATMENT REQUESTED] FOR ALL PRICES.

ATTACHMENT II

BUYER SELECTED OPTIONAL FEATURES
Cont'd

SERIES 300 AIRCRAFT

                                                             		[CONFIDENTIAL
                                                              		TREATMENT
                                                              		REQUESTED]
834SO08048-3DME No. 2, Collins Proline II (DME42)
834SO08054	GPWS-Steep Approach Adapter
835CH00075	Increased Capacity Crew Member Fixed Oxygen
	Cylinder-Complete with on Board Recharging
	Capability-Nose Compartment
835SO02008-7	Oxygen-Essex PBE-BFE-S300/Post Hunting Interior
879CH82380	Mobil Oil in lieu of Standard Exxon

		TTotal Optional Features	1,010,204

[CONFIDENTIAL TREATMENT REQUESTED] FOR ALL PRICES.



August 27, 1996
Our Ref:  B96-ERS-80345-09


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-09

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

CONVERTIBILITY RIGHTS

In addition to the rights of Buyer contained in Letter Agreement No. B96-ERS-80345-08, Buyer shall have the right to convert any of the Aircraft, Option Aircraft or Special Option Aircraft to a Candair Regional Jet, Canadair CRJ-X or de Havilland Dash 8 Series 400 aircraft (the "Converted Aircraft"), subject to availability, for the List Price indicated in Attachment I hereto and upon the following terms and conditions:

1.0	Should Buyer elect to convert any of the Aircraft, Option Aircraft or
Special Option Aircraft to a Canadair Regional Jet, they may do so by providing written notice to be received by BRAD no later than [CONFIDENTIAL TREATMENT REQUESTED] prior to the Scheduled Delivery
Date of the respective Aircraft, Option Aircraft or Special Option
Aircraft.

2.0	Should Buyer elect to convert any of the Aircraft, Option Aircraft or
Special Option Aircraft to a Canadair CRJ-X, they may do so by providing written notice to be received by BRAD no later than [CONFIDENTIAL TREATMENT REQUESTED] prior to the Scheduled Delivery
Date of the respective Aircraft, Option Aircraft or Special Option
Aircraft.

3.0	Should Buyer elect to convert any of the Aircraft, Option Aircraft or
Special Option Aircraft to a de Havilland Dash 8 Series 400 aircraft, they may do so by providing written notice to be received by BRAD no later than [CONFIDENTIAL TREATMENT REQUESTED] prior to the Scheduled
Delivery Date of the respective Aircraft or Option Aircraft, Special
Option Aircraft.

4.0	[CONFIDENTIAL TREATMENT REQUESTED].

5.0	[CONFIDENTIAL TREATMENT REQUESTED].

6.0	Upon exercise of Buyer's right to convert the Aircraft, the parties shall consider all definitions, terms and conditions of the Agreement to determine if applicable to the purchase thereof, and shall execute a Contract Change Order or shall enter into another definitive purchase agreement for the purchase of the Converted Aircraft in accordance with the terms and conditions hereof.

7.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

8.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

9.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.


If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this       day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.


ATTACHMENT I

LIST PRICES



                                                  	[CONFIDENTIAL
                                                   	TREATMENT
                                                   	REQUESTED]
Canadair Regional Jet Series 200ER Version


Canadair CRJ-X (A)


de Havilland Dash 8 Series 400A List Price

[CONFIDENTIAL TREATMENT REQUESTED] FOR ALL PRICES.


August 27, 1996
Our Ref:  B96-ERS-80345-10


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-10

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division, ("BRAD") and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED]


2.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

3.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

4.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.


Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.


ATTACHMENT I

[CONFIDENTIAL TREATMENT REQUESTED]




August 27, 1996
Our Ref:  B96-ERS-80345-11


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-11

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED]


2.0	[CONFIDENTIAL TREATMENT REQUESTED]


3.0		[CONFIDENTIAL TREATMENT REQUESTED]

4.0	[CONFIDENTIAL TREATMENT REQUESTED]

5.0	[CONFIDENTIAL TREATMENT REQUESTED]


6.0	[CONFIDENTIAL TREATMENT REQUESTED]


7.0	[CONFIDENTIAL TREATMENT REQUESTED]



8.0	[CONFIDENTIAL TREATMENT REQUESTED]


9.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

10.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

11.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.


If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.




August 27, 1996
Our Ref:  B96-ERS-80345-12


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-12

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD", and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED]


2.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

3.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

4.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.




August 27, 1996
Our Ref:  B96-ERS-80345-13


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-13

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

CUSTOMER SERVICES

1.0	Differences Training

	1.1	Series 200 Pilot Differences Training

BRAD will provide DHC-8 Series 200 differences training for up to [CONFIDENTIAL TREATMENT REQUESTED] of Buyer's instructor pilots or DHC-8 endorsed pilots at Buyer's facilities in Portland, Oregon or Seattle, Washington. Such differences training comprises a [CONFIDENTIAL TREATMENT REQUESTED] ground school.

	1.2	Series 200 Maintenance Difference Training

	BRAD will provide DHC-8 Series 200 differences training for up to [CONFIDENTIAL TREATMENT REQUESTED] of Buyer's maintenance instructors or DHC-8 endorsed mechanics at Buyer's facilities in Portland, Oregon or Seattle, Washington. Such differences training comprises [CONFIDENTIAL TREATMENT REQUESTED]
	ground school and shall be delivered over up to [CONFIDENTIAL TREATMENT REQUESTED] sessions. BRAD shall endeavor to have FlightSafety provide [CONFIDENTIAL TREATMENT REQUESTED] set of reproducible maintenance differences training materials to Buyer for Buyer's subsequent training requirements.

2.0	Simulator Rental

BRAD will provide Buyer, with each Aircraft delivered to a maximum aggregate of [CONFIDENTIAL TREATMENT REQUESTED] aircraft, [CONFIDENTIAL TREATMENT REQUESTED] hours simulator rental (excluding instructor) at a facility of FlightSafety.

3.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

4.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

5.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.


_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this       day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.








August 27, 1996
Our Ref:  B96-ERS-80345-14


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-14

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED]

1.0	[CONFIDENTIAL TREATMENT REQUESTED].

2.0	[CONFIDENTIAL TREATMENT REQUESTED] and the discount in this paragraph will be accumulated and settled by credit notice on an annual basis.

3.0	[CONFIDENTIAL TREATMENT REQUESTED].

4.0	[CONFIDENTIAL TREATMENT REQUESTED].

5.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

6.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

7.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.



_____________________________
Glenn Johnson
V.P. Finance and C.F.O.









August 27, 1996
Our Ref:  B96-ERS-80345-15


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-15

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED]

1.0	[CONFIDENTIAL TREATMENT REQUESTED].

2.0	[CONFIDENTIAL TREATMENT REQUESTED].

3.0	THE [CONFIDENTIAL TREATMENT REQUESTED] PROVIDED IN THIS LETTER
AGREEMENT AND THE OBLIGATIONS AND LIABILITIES ON THE PART OF BRAD UNDER THE AFORESAID [CONFIDENTIAL TREATMENT REQUESTED] ARE ACCEPTED BY BUYER AND ARE EXCLUSIVE AND IN LIEU OF, AND BUYER HEREBY WAIVES, RELEASES AND RENOUNCES ALL OTHER REMEDIES, WARRANTIES, GUARANTEES OR LIABILITIES, EXPRESS OR IMPLIED, WITH RESPECT TO [CONFIDENTIAL TREATMENT REQUESTED] CONCERNING EACH AIRCRAFT DELIVERED UNDER THE AGREEMENT, ARISING BY LAW OR OTHERWISE INCLUDING, WITHOUT
LIMITATION, ANY OBLIGATION, LIABILITY, CLAIM OR REMEDY WHETHER OR
NOT ARISING FROM NEGLIGENCE (WHETHER ACTIVE, PASSIVE OR IMPUTED) OF BRAD, ITS OFFICERS, EMPLOYEES, AGENTS OR ASSIGNEES, OR WITH RESPECT
TO ANY IMPLIED WARRANTY OF FITNESS OR MERCHANTABILITY, ANY IMPLIED WARRANTY ARISING FROM COURSE OF PERFORMANCE, COURSE OF DEALING OR USAGE OF TRADE, LOSS OF USE, REVENUE OR PROFIT OR FOR ANY OTHER DIRECT, INDIRECT, INCIDENTAL OR CONSEQUENTIAL LOSSES OR DAMAGES.

4.0	THE FOREGOING LIMITATION OF LIABILITY DOES NOT APPLY TO ANY LOSSES,
DAMAGES OR CLAIMS ARISING OUT OF THE GROSS NEGLIGENCE OR WILLFUL
MISCONDUCT OF BRAD OR OF ANY PERSON FOR WHOM BRAD IS IN LAW
RESPONSIBLE AND NOTHING HEREIN CONTAINED SHALL CONSTITUTE OR BE
DEEMED TO CONSTITUTE A WAIVER, RELEASE OR RENUNCIATION OF ANY SUCH
LOSSES, DAMAGES OR CLAIMS.

5.0	BUYER AND BRAD AGREE THAT THIS LETTER AGREEMENT, INCLUDING BUT NOT
LIMITED TO ARTICLE 3.0 ABOVE, HAS BEEN THE SUBJECT OF DISCUSSION AND NEGOTIATION AND IS FULLY UNDERSTOOD BY THE PARTIES HERETO AND THAT
THE MUTUAL AGREEMENTS OF THE PARTIES SET FORTH IN THIS LETTER
AGREEMENT WERE ARRIVED AT IN CONSIDERATION OF PROVISIONS CONTAINED
IN THIS ARTICLE 8.AND THE OTHER PROVISIONS OF THIS LETTER AGREEMENT.

6.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

7.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

8.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.



_____________________________
Glenn Johnson
V.P. Finance and C.F.O.









August 27, 1996
Our Ref:  B96-ERS-80345-16


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,


Re:  Letter Agreement No. B96-ERS-80345-16

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED].

(A)	[CONFIDENTIAL TREATMENT REQUESTED]

(B)	Definitions

(1)	"[CONFIDENTIAL TREATMENT REQUESTED]" shall mean [CONFIDENTIAL
TREATMENT REQUESTED]set forth in attachment A hereto.

(2)	Each "[CONFIDENTIAL TREATMENT REQUESTED]" during the
[CONFIDENTIAL TREATMENT REQUESTED]shall be [CONFIDENTIAL
TREATMENT REQUESTED]after the [CONFIDENTIAL TREATMENT REQUESTED].
The initial [CONFIDENTIAL TREATMENT REQUESTED]shall commence on the [CONFIDENTIAL TREATMENT REQUESTED].

(3)	A "[CONFIDENTIAL TREATMENT REQUESTED]" shall be defined as an
[CONFIDENTIAL TREATMENT REQUESTED], that results directly from a [CONFIDENTIAL TREATMENT REQUESTED], excluding [CONFIDENTIAL
TREATMENT REQUESTED],  which results in a [CONFIDENTIAL TREATMENT
REQUESTED].

(4)	"[CONFIDENTIAL TREATMENT REQUESTED]" shall [CONFIDENTIAL
TREATMENT REQUESTED] mentioned above during a [CONFIDENTIAL TREATMENT REQUESTED]and where such [CONFIDENTIAL TREATMENT REQUESTED]are the [CONFIDENTIAL TREATMENT REQUESTED] and are subsequently confirmed [CONFIDENTIAL TREATMENT REQUESTED].

	 [CONFIDENTIAL TREATMENT REQUESTED] due to any reason listed below shall not constitute a [CONFIDENTIAL TREATMENT REQUESTED]:

	(a)	Failure to [CONFIDENTIAL TREATMENT REQUESTED];

	(b)	A [CONFIDENTIAL TREATMENT REQUESTED];

	(c)	Failure to [CONFIDENTIAL TREATMENT REQUESTED];

	(d)	[CONFIDENTIAL TREATMENT REQUESTED];

(e)	Adverse effect of [CONFIDENTIAL TREATMENT REQUESTED].

(5)	[CONFIDENTIAL TREATMENT REQUESTED]which affects more than one
[CONFIDENTIAL TREATMENT REQUESTED] shall count  [CONFIDENTIAL
TREATMENT REQUESTED].

(6)	"[CONFIDENTIAL TREATMENT REQUESTED]" with respect to
[CONFIDENTIAL TREATMENT REQUESTED], shall be any [CONFIDENTIAL
TREATMENT REQUESTED], and any [CONFIDENTIAL TREATMENT REQUESTED].

	A [CONFIDENTIAL TREATMENT REQUESTED], shall not constitute a [CONFIDENTIAL TREATMENT REQUESTED].

(7)	The "[CONFIDENTIAL TREATMENT REQUESTED]" for a [CONFIDENTIAL
TREATMENT REQUESTED]shall be a [CONFIDENTIAL TREATMENT REQUESTED] which shall [CONFIDENTIAL TREATMENT REQUESTED]:shall be calculated and expressed as a percentage by use of the following formula:

	[CONFIDENTIAL TREATMENT REQUESTED]

	and

[CONFIDENTIAL TREATMENT REQUESTED].

(8)	A "[CONFIDENTIAL TREATMENT REQUESTED]" occurs when the
[CONFIDENTIAL TREATMENT REQUESTED]during [CONFIDENTIAL TREATMENT
REQUESTED], all as may be adjusted pursuant to the terms of this [CONFIDENTIAL TREATMENT REQUESTED].


(C)	[CONFIDENTIAL TREATMENT REQUESTED]

(1)	If, for any [CONFIDENTIAL TREATMENT REQUESTED]during the
[CONFIDENTIAL TREATMENT REQUESTED], Buyer notifies BRAD that the
[CONFIDENTIAL TREATMENT REQUESTED], then BRAD shall:

(i)	[CONFIDENTIAL TREATMENT REQUESTED], and

 (ii)	upon Buyer's request, [CONFIDENTIAL TREATMENT
REQUESTED]as BRAD deems appropriate for [CONFIDENTIAL
TREATMENT REQUESTED].

 (2)	If, at the end of the [CONFIDENTIAL TREATMENT REQUESTED] after which the foregoing [CONFIDENTIAL TREATMENT REQUESTED] it is Buyer's and BRAD's opinion based on Buyer's notification that the [CONFIDENTIAL TREATMENT REQUESTED], then BRAD shall:

(i)	[CONFIDENTIAL TREATMENT REQUESTED] and

(ii)	if such [CONFIDENTIAL TREATMENT REQUESTED], at Buyer's
request, [CONFIDENTIAL TREATMENT REQUESTED].

(iii)	[CONFIDENTIAL TREATMENT REQUESTED].


(D)	Administrative Requirements

(1)	Buyer shall submit to BRAD within [CONFIDENTIAL TREATMENT
REQUESTED]during the preceding [CONFIDENTIAL TREATMENT
REQUESTED].

(2)	BRAD may require Buyer to furnish, from time to time, such
additional information as is reasonably necessary to [CONFIDENTIAL TREATMENT REQUESTED].

(3)	Failure to file reports for each [CONFIDENTIAL TREATMENT
REQUESTED] shall constitute an acknowledgment by Buyer that there was no [CONFIDENTIAL TREATMENT REQUESTED] and BRAD shall not be obligated [CONFIDENTIAL TREATMENT REQUESTED].

 (F)	[CONFIDENTIAL TREATMENT REQUESTED].


(G)	Limitation of Liability

THE [CONFIDENTIAL TREATMENT REQUESTED] PROVIDED IN THIS LETTER AGREEMENT AND THE OBLIGATIONS AND LIABILITIES ON THE PART OF BRAD UNDER THE AFORESAID [CONFIDENTIAL TREATMENT REQUESTED] ARE ACCEPTED BY BUYER AND ARE EXCLUSIVE AND IN LIEU OF, AND BUYER HEREBY WAIVES, RELEASES AND RENOUNCES ALL OTHER REMEDIES, WARRANTIES, GUARANTEES OR LIABILITIES, EXPRESS OR IMPLIED, WITH RESPECT TO [CONFIDENTIAL TREATMENT REQUESTED] CONCERNING EACH AIRCRAFT DELIVERED UNDER THE AGREEMENT, ARISING IN FACT, CONTRACT, LAW, TORT, STRICT PRODUCT LIABILITY OR OTHERWISE WISE INCLUDING, WITHOUT LIMITATION ANY OBLIGATION LIABILITY CLAIM OR REMEDY WHETHER OR NOT ARISING FROM NEGLIGENCE (WHETHER ACTIVE, PASSIVE OR IMPUTED) OF DE HAVILLAND, ITS OFFICERS, EMPLOYEES, AGENTS OR ASSIGNEE, OR WITH RESPECT TO ANY IMPLIED WARRANTY OF FITNESS OR MERCHANTABILITY, ANY IMPLIED CONDITION, ANY IMPLIED WARRANTY ARISING FROM COURSE OF PERFORMANCE, COURSE OF DEALING OR USAGE OR TRADE, LOSS OF USE, REVENUE OR PROFIT OR FOR ANY OTHER DIRECT, INDIRECT, INCIDENTAL, CONSEQUENTIAL, PUNITIVE LOSS OR DAMAGES.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.


Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.



_____________________________
Glenn Johnson
V.P. Finance and C.F.O.


Attachment A

[CONFIDENTIAL TREATMENT REQUESTED]






August 27, 1996
Our Ref:  B96-ERS-80345-17


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-17

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.
[CONFIDENTIAL TREATMENT REQUESTED]



3.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

4.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

5.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this       day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.













August 27, 1996
Our Ref:  B96-ERS-80345-18

Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188

Dear Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-18

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of DHC-8 aircraft.

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement. In this Letter Agreement No. B96-ERS-80345-18 the term Aircraft shall apply only to the twenty-five (25) firm DHC-8 aircraft.

 [CONFIDENTIAL TREATMENT REQUESTED]

1.0	[CONFIDENTIAL TREATMENT REQUESTED] will be arranged by Buyer working in close coordination with and supported by BRAD [CONFIDENTIAL
TREATMENT REQUESTED]as generally outlined below. Any information related to the [CONFIDENTIAL TREATMENT REQUESTED] is to be treated as confidential and is not to be provided to any third party without the express written consent of BRAD and then only subject to the third party agreeing to BRAD's confidentiality agreement. It is Buyer's responsibility to have such agreement executed with any third party prior to disclosure of any such information and to provide such to BRAD for approval.

2.0	BRAD commits to Buyer an  [CONFIDENTIAL TREATMENT REQUESTED].

3.0	Buyer and BRAD will work together to [CONFIDENTIAL TREATMENT
REQUESTED]. BRAD shall provide in support of Buyer's arrangement of [CONFIDENTIAL TREATMENT REQUESTED]: (i) a [CONFIDENTIAL TREATMENT REQUESTED] and (ii) a [CONFIDENTIAL TREATMENT REQUESTED]. Both the [CONFIDENTIAL TREATMENT REQUESTED] acceptable to BRAD and reasonably acceptable to Buyer (together the "[CONFIDENTIAL TREATMENT REQUESTED]").

4.0	If Buyer, in conjunction with BRAD, is unable to arrange [CONFIDENTIAL
TREATMENT REQUESTED], BRAD will [CONFIDENTIAL TREATMENT REQUESTED] will be determined by BRAD and will be in form and substance acceptable to BRAD and reasonably acceptable to Buyer. The availability of [CONFIDENTIAL TREATMENT REQUESTED] from BRAD is subject to both parties agreeing to make all reasonable efforts
[CONFIDENTIAL TREATMENT REQUESTED]. If necessary, Buyer and BRAD shall agree to select a mutually acceptable third party [CONFIDENTIAL
TREATMENT REQUESTED].

5.0	BRAD will use all reasonable efforts [CONFIDENTIAL TREATMENT
REQUESTED]. With this in mind, BRAD will seek to [CONFIDENTIAL
TREATMENT REQUESTED].

6.0	BRAD may be required to supply to [CONFIDENTIAL TREATMENT REQUESTED].

7.0	In the event that [CONFIDENTIAL TREATMENT REQUESTED], BRAD will arrange or caused to be arranged [CONFIDENTIAL TREATMENT REQUESTED].
In general, BRAD will arrange or cause to be arranged [CONFIDENTIAL TREATMENT REQUESTED].

8.0	The [CONFIDENTIAL TREATMENT REQUESTED]of the Aircraft for purposes of determining the [CONFIDENTIAL TREATMENT REQUESTED]. However the parties agree that the [CONFIDENTIAL TREATMENT REQUESTED]. At Buyer's option, [CONFIDENTIAL TREATMENT REQUESTED].

9.0	An [CONFIDENTIAL TREATMENT REQUESTED] will be determined as follows:
An " [CONFIDENTIAL TREATMENT REQUESTED]", as agreed to by BRAD and
Buyer, will [CONFIDENTIAL TREATMENT REQUESTED]:

[CONFIDENTIAL TREATMENT REQUESTED].

10.0	At the written request of the Buyer, BRAD is prepared [CONFIDENTIAL
TREATMENT REQUESTED]. Essentially, BRAD would [CONFIDENTIAL TREATMENT REQUESTED], Buyer will be responsible for all costs and expenses incurred in [CONFIDENTIAL TREATMENT REQUESTED]until Buyer elects to [CONFIDENTIAL TREATMENT REQUESTED]or until [CONFIDENTIAL TREATMENT REQUESTED].

11.0	At Buyer's option, BRAD will seek to [CONFIDENTIAL TREATMENT
REQUESTED].

122.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

133.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

144.0	This Letter Agreement constitutes an integral part of the
Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.





August 27, 1996
Our Ref:  B96-ERS-80345-19


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-19

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division, ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.
[CONFIDENTIAL TREATMENT REQUESTED]

5.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

6.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

7.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.


If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this       day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.




August 27, 1996
Our Ref:  B96-ERS-80345-20


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-20

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division, ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED]

2.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

3.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

4.0	This Letter Agreement constitutes an integral part of the
Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.








August 27, 1996
Our Ref:  B96-ERS-80345-21


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-21

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division, ("BRAD") and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED]

1.0	[CONFIDENTIAL TREATMENT REQUESTED]


2.0	[CONFIDENTIAL TREATMENT REQUESTED].

3.0	[CONFIDENTIAL TREATMENT REQUESTED].

4.0	[CONFIDENTIAL TREATMENT REQUESTED].

5.0	[CONFIDENTIAL TREATMENT REQUESTED].


6.0	[CONFIDENTIAL TREATMENT REQUESTED].


7.0	[CONFIDENTIAL TREATMENT REQUESTED].


8.0	Limitation of Liability

	THE [CONFIDENTIAL TREATMENT REQUESTED] PROVIDED IN THIS LETTER AGREEMENT AND THE OBLIGATIONS AND LIABILITIES ON THE PART OF BRAD UNDER THE AFORESAID [CONFIDENTIAL TREATMENT REQUESTED] ARE ACCEPTED BY BUYER AND ARE EXCLUSIVE AND IN LIEU OF, AND BUYER HEREBY WAIVES, RELEASES AND RENOUNCES ALL OTHER REMEDIES, WARRANTIES, GUARANTEES OR LIABILITIES, EXPRESSED OR IMPLIED, WITH RESPECT TO [CONFIDENTIAL TREATMENT REQUESTED] CONCERNING EACH AIRCRAFT DELIVERED UNDER THE AGREEMENT, ARISING IN FACT, CONTRACT, LAW, TORT, STRICT PRODUCTS LIABILITY OR OTHERWISE INCLUDING, WITHOUT LIMITATION, ANY OBLIGATION, LIABILITY, CLAIM OR REMEDY WHETHER OR NOT ARISING FROM NEGLIGENCE (WHETHER ACTIVE, PASSIVE OR IMPUTED) OF BRAD, ITS OFFICERS, EMPLOYEES, AGENTS OR ASSIGNEES, OR WITH RESPECT TO ANY IMPLIED WARRANTY OF FITNESS OR MERCHANTABILITY, ANY IMPLIED CONDITION, ANY IMPLIED WARRANTY ARISING FROM COURSE OF PERFORMANCE, COURSE OF DEALING OR USAGE OF TRADE, LOSS OF USE, REVENUE OR PROFIT OR FOR ANY OTHER DIRECT, INDIRECT, INCIDENTAL, CONSEQUENTIAL OR PUNITIVE LOSS OR DAMAGES.

9.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

10.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

11.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.


If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.



APPENDIX A

[CONFIDENTIAL TREATMENT REQUESTED]




August 27, 1996
Our Ref:  B96-ERS-80345-22


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B996-ERS-80345-22

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division, ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

SPARE PARTS SUPPORT PROGRAM -FLEX PARTS

1.0	In the event a Spare Parts Support Program - Flex Parts become generally offerable by BRAD, BRAD will provide a quotation to Buyer and Buyer shall be given the opportunity to purchase Flex Parts subject to terms and conditions to be agreed upon.

2.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

3.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

4.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.



If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.




August 27, 1996
Our Ref:  B96-ERS-80345-23


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-23

1.0	Intentionally Deleted.




August 27, 1996
Our Ref:  B96-ERS-80345-240


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-240


1.0	Intentionally Deleted.







August 27, 1996
Our Ref:  B96-ERS-80345-25


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-25

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division, ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

TECHNICAL PUBLICATIONS

1.0	Notwithstanding Articles 1 and 1.1, of Attachment A to Annex A,
Customer Support Services, thirty (330) days prior to the delivery of the of the first Aircraft, BRAD will provide to Buyerr at no additional charge the quantity of technical manuals and documents as set fforth on Attachment 1 to this Letter Agreement, prepared generally in accordance with Sppecification ATA 100 Revision 26, as applicable. For any customized manuals which mayy not be available thirty days prior to the first delivery, BRAD will provide to Buyer a standardgeneral manuals until such customized manuals become available. With each additional Aircraft BRAD will also provide at no additional charge one (1) copy of the documents referred to in line items (a), (b), (c) and (d) as set forth on Attachment 1 to this Letter Agreement.

2.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

3.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

4.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.


ATTACHMENT 1

TECHNICAL MANUALS AND DOCUMENTS


1.1	Quantity		Description
[CONFIDENTIAL TREATMENT REQUESTED]









August 27, 1996
Our Ref:  B96-ERS-80345-26


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-26

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division, ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.


MAXIMUM ZERO FUEL WEIGHT
AND MANUFACTURER'S EMPTY WEIGHT

1.0	The intent of this Letter Agreement is to confirm the progress BRAD/de
Havilland has made recently towards providing 400 lbs of additional payload by increasing the maximum Zero Fuel Weight of the Dash 8
Series 202 (the "Aircraft") and reducing the Manufacturer's Empty
Weight in the Buyer's configuration

2.0	At delivery the Aircraft will have at least 200 lbs of additional payload beyond that previously contemplated, in situations where the payload is structurally limited, if Buyer is prepared to delete two items of optional equipment. The two items, which BRAD believes are not required by FAR 121 and do not add value to your product are: (1)
the Heavy Duty Battery option (824SO08070-1, a 47 lb penalty) and (2) the Cockpit Portable Oxygen Bottle (835CH00041, an 8lb penalty). With these two items and all other contingencies removed, the Manufacturer's Empty Weight of the Dash 8 Model 202 as currently configured for delivery to Buyer will total 2 3,378.4 lbs as set forth in Attachement 1, which ismore than 200 lbs less than previously indicated.

3.0	In addition, to reach the 400 lb target of additional payload target, de Havilland will undertake an extensive stress analysis program to determine the potential for further increases in maximum Zero Fuel
Weight and reduction in empty weight. The results of this program will become available and a plan for implementation of these product improvements outlining the achievable results shall be presented to Buyer in January 1997.

4.0	THE PERFORMANCE GUARANTEES PROVIDED IN THIS LETTER AGREEMENT AND THE
OBLIGATIONS AND LIABILITIES ON THE PART OF BRAD UNDER THE AFORESAID GUARANTEES ARE ACCEPTED BY BUYER AND ARE EXCLUSIVE AND IN LIEU OF, AND
BUYER HEREBY WAIVES, RELEASES AND RENOUNCES ALL OTHER REMEDIES,
WARRANTIES, GUARANTEES OR LIABILITIES, EXPRESS OR IMPLIED, WITH
RESPECT TO THESE PERFORMANCE GUARANTEES CONCERNING EACH AIRCRAFT
DELIVERED UNDER THE AGREEMENT, ARISING BY LAW OR OTHERWISE INCLUDING, WITHOUT LIMITATION, ANY OBLIGATION, LIABILITY, CLAIM OR REMEDY WHETHER
OR NOT ARISING FROM NEGLIGENCE (WHETHER ACTIVE, PASSIVE OR IMPUTED) OF
BRAD, ITS OFFICERS, EMPLOYEES, AGENTS OR ASSIGNEES, OR WITH RESPECT TO
ANY IMPLIED WARRANTY OF FITNESS OR MERCHANTABILITY, ANY IMPLIED
WARRANTY ARISING FROM COURSE OF PERFORMANCE, COURSE OF DEALING OR
USAGE OF TRADE, LOSS OF USE, REVENUE OR PROFIT OR FOR ANY OTHER
DIRECT, INDIRECT, INCIDENTAL OR CONSEQUENTIAL LOSSES OR DAMAGES.

5.0	THE FOREGOING LIMITATION OF LIABILITY DOES NOT APPLY TO ANY LOSSES,
DAMAGES OR CLAIMS ARISING OUT OF THE GROSS NEGLIGENCE OR WILLFUL
MISCONDUCT OF BRAD OR OF ANY PERSON FOR WHOM BRAD IS IN LAW
RESPONSIBLE AND NOTHING HEREIN CONTAINED SHALL CONSTITUTE OR BE DEEMED
TO CONSTITUTE A WAIVER, RELEASE OR RENUNCIATION OF ANY SUCH LOSSES,
DAMAGES OR CLAIMS.

6.0	BUYER AND BRAD AGREE THAT THIS LETTER AGREEMENT, INCLUDING BUT NOT
LIMITED TO ARTICLE 3.0 ABOVE, HAS BEEN THE SUBJECT OF DISCUSSION AND NEGOTIATION AND IS FULLY UNDERSTOOD BY THE PARTIES HERETO AND THAT THE MUTUAL AGREEMENTS OF THE PARTIES SET FORTH IN THIS LETTER AGREEMENT
WERE ARRIVED AT IN CONSIDERATION OF PROVISIONS CONTAINED IN THIS
ARTICLE 8.AND THE OTHER PROVISIONS OF THIS LETTER AGREEMENT.

7.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

8.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

9.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.


ATTACHMENT 1


DASH 8 SERIES 200
WEIGHT PROPOSAL








August 27, 1996
Our Ref:  B96-ERS-80345-27


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-27

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division, ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED]

3.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.


4.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.

5.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.





August 27, 1996
Our Ref:  B96-ERS-80345-28


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-28

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division, ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

OPTIONAL FEATURES

1.0	In the event that Buyer wishes to add or delete a standard optional feature from the Aircraft, Buyer will provide written notification to BRAD at least thirty (30) weeks prior to the scheduled delivery date of such Aircraft. Any item deleted from or re-instated to the Buyer Selected Optional Features as set forth in Appendix IV to the Agreement shall be credited or charged at the price as specified in Appendix IV.

2.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

3.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.


4.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.

Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.


_____________________________
Glenn Johnson
V.P. Finance and C.F.O.





August 27, 1996
Our Ref:  B96-ERS-80345-29


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Dear Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-29

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED]

2.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

3.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.


4.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.


Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.



_____________________________
Glenn Johnson
V.P. Finance and C.F.O.





August 27, 1996
Our Ref:  B96-ERS-80345-30


Mr. George Bagley
President and C.E.O.
Mr. Glenn Johnson
V.P. Finance and C.F.O.
Horizon Air Industries, Inc.
19521 Pacific Highway South
Seattle, Washington
98188


Dear Gentlemen,

Re:  Letter Agreement No. B96-ERS-80345-30

Reference is made to Purchase Agreement No. PA 8-0345 (the "Agreement") between Bombardier Inc., represented by its Bombardier Regional Aircraft Division ("BRAD"), and Horizon Air Industries, Inc. ("Buyer") for the sale of forty (40) DHC-8 aircraft (the "Aircraft").

This letter, when accepted and agreed to by Buyer contemporaneously with execution of the Agreement, will become part of the Agreement and will evidence our further agreement with respect to the matters set forth below.

All terms herein and in the Agreement and not defined herein shall have the same meanings as in the Agreement.

[CONFIDENTIAL TREATMENT REQUESTED]

2.0	In the event of the termination of the Agreement, this Letter
Agreement shall become automatically null and void.

3.0	The provisions of this Letter Agreement are personal to Buyer and shall not be assigned or otherwise disposed of by Buyer without the prior written consent of BRAD.


4.0	This Letter Agreement constitutes an integral part of the Agreement and subject to the terms and conditions contained therein.

If the foregoing correctly sets forth your understanding of our agreement with respect to the above matters, please indicate your acceptance and agreement below.


Yours truly,
BOMBARDIER INC.



_____________________________
Michel Bourgeois
Vice President, Contracts
Bombardier Regional Aircraft Division


ACCEPTED AND AGREED TO:

this ...... day of August 1996


HORIZON AIR INDUSTRIES, INC.



_____________________________
Glenn Johnson
V.P. Finance and C.F.O.





Purchase Agreement 8-0345

Horizon Air Industries, Inc.
Initials

Horizon _______	BRAD ________


A-
Purchase Agreement 8-0345

Horizon Air Industries, Inc.
Initials

Horizon _______	BRAD ________


B-
Purchase Agreement 8-0345

Horizon Air Industries, Inc.
Initials

Horizon _______	BRAD ________