Form 10-Q
period 1997-06-30
ALASKA AIR GROUP INC
filed 1997-08-07
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

           Delaware	91-1292054
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

	The registrant has 14,577,144 common shares, par value $1.00, outstanding at June 30, 1997.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheets as of June 30, 1997and December 31, 1996; (ii) consolidated statements of income for the quarters and six months ended June 30, 1997 and 1996; (iii) consolidated statement of shareholders' equity for the six months ended June 30, 1997; and, (iv) consolidated statements of cash flows for the six months ended June 30, 1997 and 1996. Also attached are the accompanying notes to the Company's consolidated financial statements that have changed significantly during the six months ended June 30, 1997. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1996, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

Air Group is a holding company incorporated in Delaware in 1985. Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations
Second Quarter 1997 Compared with Second Quarter 1996
The consolidated net income for the second quarter of 1997 was $20.8 million, or $1.41 per share (primary) and $1.01 per share (fully diluted), compared with net income of $18.0 million, or $1.24 per share (primary) and $0.88 per share (fully diluted) in 1996. Consolidated operating income for the second quarter of 1997 was $40.9 million compared to $39.6 million for 1996. Alaska's operating income increased to $42.1 million from $37.3 million for 1996, while Horizon recorded an operating loss of $800,000 compared to a $2.7 million operating income for 1996. Airline financial and statistical data is shown following the Air Group financial statements. A discussion of this data follows.

Alaska Airlines Operating income increased 12.9% to $42.1 million, resulting in an 11.5% operating margin as compared to a 10.9% margin in 1996. Operating revenue per available seat mile (ASM) increased 6.6% to
9.56 cents while operating expenses per ASM increased 5.9% to 8.46 cents.

The increase in revenue per ASM was primarily due to a 2.8 point improvement in system passenger load factor. Most markets experienced increases in load factors. The Seattle-Anchorage market experienced a 7.8 point increase in load factor. The increase in revenue per ASM was also favorably impacted by a 2.9% increase in system passenger yield. Most markets experienced increases in yields, with the California, Nevada and Arizona markets showing the largest increases.

Freight and mail revenues decreased 1% due to lower mail volumes, reflecting increased competition in the state of Alaska. Other-net revenues increased 7.7% due to increased revenues from travel partners in Alaska's frequent flyer program.

The table below shows the major operating expense elements on a cost per ASM basis for Alaska for the second quarters of 1996 and 1997.

Alaska Airlines	Operating Expenses Per ASM (In Cents)
                            		  1996   	1997	  Change	  % Change
Wages and benefits             	2.49   	2.79     	.30        	12
Employee profit sharing            -    	.08     	.08        	NM
Contracted services             	.24    	.26     	.02          8
Aircraft fuel	                  1.30   	1.23    	(.07)       	(5)
Aircraft maintenance	            .37    	.42     	.05        	14
Aircraft rent	                   .96    	.94    	(.02)       	(2)
Food and beverage service	       .30    	.30      	--         	--
Commissions	                     .62    	.66	     .04         	7
Other selling expenses	          .43    	.41    	(.02)       	(5)
Depreciation and amortization   	.36    	.36      	--        	--
Landing fees and other rentals	  .33    	.35     	.02         	6
Other	                           .59    	.66     	.07        	12
Alaska Airlines Total	          7.99   	8.46     	.47        	 6
NM = Not Meaningful
Alaska's higher unit costs were primarily due to an increased labor costs.
Significant unit cost changes are discussed below.

Revenue passengers increased by 3.6% while ASMs grew only 0.5%. Employees increased 10.0% (primarily in reservations and customer service positions) to service the additional passengers and improve on-time performance. Excluding profit sharing, average wages and benefits per employee were up 2.3% primarily due to higher pilot wage rates and higher health insurance costs. The net effect was that wages and benefits expense increased more than the ASM growth, resulting in a 12% increase in cost per ASM.

Estimated profit sharing expense increased the cost per ASM by .08 cents. Effective for 1997, Alaska changed its profit sharing program so that eligible employees will receive their pro rata share of 10% of Alaska's adjusted pre-tax profits. Actual profit sharing is based on full year results and will be calculated and paid in early 1998.

Fuel expense per ASM decreased 5%, due to a 6% decrease in the price of fuel offset by lower fuel efficiency due to heavier passenger loads and shorter average aircraft stage length.

Maintenance expense per ASM increased 14% because Alaska performed more repair work that is expensed currently and less major airframe and engine overhaul work which is capitalized.

Commission expense per ASM increased 7%, in line with the 8% increase in passenger revenues.

Other expense per ASM increased 12%. Approximately half of the increase is due to a tax refund received in the second quarter of 1996. The remainder is primarily due to higher costs related to employee hiring, communications and liability insurance.

Horizon Air Horizon recorded an operating loss of $800,000 compared to $2.7 million operating income for 1996. Operating revenue per ASM decreased 3.9% to 20.69 cents while operating expenses per ASM increased 0.7% to 20.92 cents.

The decrease in revenue per ASM was due to a 7.2% decrease in passenger yield (believed to be largely due to the presence of the 10% passenger ticket tax in 1997 compared with no tax in 1996), which was partially offset by a 2.0 point improvement in system passenger load factor.

The table below shows the major operating expense elements on a cost per ASM basis for Horizon for the second quarters of 1996 and 1997.

Horizon Air	Operating Expenses Per ASM (In Cents)
                              		1996    	1997	  Change	  % Change
Wages and benefits	             6.39    	6.70	     .31         	5
Contracted services	             .25     	.26     	.01         	4
Aircraft fuel	                  2.22    	2.18    	(.04)       	(2)
Aircraft maintenance	           2.90    	3.10     	.20         	7
Aircraft rent	                  2.42    	2.48     	.06         	3
Food and beverage service	       .14     	.12    	(.02)      	(14)
Commissions	                    1.34    	1.26    	(.08)       	(6)
Other selling expenses	         1.19    	1.19      	--        	--
Depreciation and amortization	   .83     	.78    	(.05)       	(6)
Landing fees and other rentals	  .90	     .93     	.03         	3
Other                          	2.19  	  1.92    	(.27)      	(13)
Horizon Air Total	             20.77   	20.92     	.15         	1
Wages and benefits per ASM increased primarily due to higher pilot wages and higher health insurance costs.  Maintenance expense per ASM increased due to costs associated with transitioning to a simplified fleet.  Other expense per ASM decreased due to less flight crew training and personnel costs, lower insurance rates and decreased supplies expense.

Consolidated Other Income (Expense) Non-operating expense decreased $2.3 million to $4.4 million primarily due to smaller average debt balances and lower interest rates on variable interest rate debt.

Six Months 1997 Compared with Six Months 1996
The consolidated net income for the six months ended June 30, 1997 was $15.1 million, or $1.03 per share (primary) and $0.84 per share (fully diluted), compared with net income of $10.8 million, or $0.76 per share (primary) and $0.66 per share (fully diluted) in 1996. Consolidated operating income for the first six months of 1997 was $35.5 million compared to $34.4 million for 1996. Alaska's operating income increased to $40.6 million from $34.0 million for 1996, while Horizon recorded an operating loss of $4.5 million compared to a $1.3 million operating income for 1996. A discussion of operating results for the two airlines follows.

Alaska Airlines Operating income increased 19.4% to $40.6 million, resulting in a 6.0% operating margin as compared to a 5.5% margin in 1996. Operating revenue per ASM increased 7.5% to 9.14 cents while operating expenses per ASM increased 6.9% to 8.60 cents.

The increase in revenue per ASM was due to a 3.7 point improvement in system passenger load factor combined with a 2.8% increase in system passenger yield.

Unit costs increased 6.9% due to a 9.3% increase in employees, increased pilot wage rates, $3.0 million of profit sharing expense, 7.0% higher fuel prices and costs associated with higher load factors.

Horizon Air Operating revenues decreased 4.5% due to a 1.2% drop in passenger traffic combined with a 3.3% decrease in passenger yield. The yield decline is believed to be largely due to the presence of the 10% passenger ticket tax during March to June 1997 compared with no tax in 1996.

Operating expenses decreased less than one percent in spite of a capacity decrease of 2.8%. Unit costs increased due to higher wage rates, higher fuel prices and costs associated with transitioning to a simplified fleet.

Consolidated Other Income (Expense) Non-operating expense decreased $5.9 million to $9.1 million for the same reasons as noted above in the second quarter comparison.

Income Tax Expense Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it very difficult to estimate full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 42.8% tax rate for the first half of 1997, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 40.9% tax rate used for full year 1996. This rate is evaluated each quarter and adjustments are made if necessary.

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

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                            	Dec 31, 1996  	June 30, 1997     	Change
	(In millions, except debt-to-equity and per share amounts)
Cash and marketable securities   	$	101.8        	$	128.6     	$	26.8
Working capital (deficit)		        (185.6)       		(185.0)      		0.6
Long-term debt
 and capital lease obligations    		404.1	         	418.5      		14.4
Shareholders' equity	              	272.5	         	290.1      		17.6
Book value per common share	      $	18.83        	$	19.90	     $	1.07
Debt-to-equity                   	60%:40%        	59%:41%	         NA

The Company's cash and marketable securities portfolio increased by $27 million during the first six months of 1997. Operating activities provided $112 million of cash during this period. Additional cash was provided by the sale and leaseback of two B737-400 aircraft and four Dash 8-200 aircraft ($99 million) and issuance of long-term debt ($28 million). Cash was used for $189 million of capital expenditures including the purchase of two new MD-83 aircraft, one new B737-400 aircraft, a previously leased B737-200C aircraft, four new Dash 8-200 aircraft, flight equipment deposits and airframe and engine overhauls, net repayment of short-term borrowings ($19 million) and the repayment of debt ($10 million).

In June 1997, Standard & Poors revised its outlook on Air Group and Alaska to positive from stable, citing a stabilized competitive position and improving financial profile.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
In October 1991, Alaska gave notice of termination of its code sharing and frequent flyer relationship with MarkAir, an airline based in the state of Alaska. Both companies have filed suit against one another in connection with that termination alleging breach of contract and other causes of action under state law. In June 1992, MarkAir filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In June 1997 MarkAir claimed damages of $57 million in connection with Alaska's actions. If MarkAir were to prevail, the after-tax effect would be to reduce shareholders' equity by approximately $35 million or 12%. However, the Company believes that it has adequate defenses and is vigorously defending itself against the lawsuit.

In 1996, Horizon gave notice of termination of its aircraft leases and purchase agreement with Dornier (a German aircraft manufacturer), began returning leased aircraft to Dornier (who disputed Horizon's right to return the aircraft) and began an arbitration process to settle the dispute with Dornier. In June 1997, Horizon and Dornier dismissed all claims and counterclaims and agreed on a plan for Horizon to return all remaining leased aircraft to Dornier by the end of 1997.

ITEM 4.  Submission of Matters to a Vote of Security Holders
(a)	Air Group's annual meeting of stockholders was held on May 20, 1997.
(b)	Not applicable.
(c)	Three directors were elected with the following results:
                            		Votes Against     	Broker
	Director	        Votes For   	or Withheld   	Non-Votes
	M.J. Fate	      11,652,046	     1,371,757	           0
	J.F. Kelly	     11,561,796	     1,462,007	           0
	B.R. Kennedy	   11,666,007	     1,357,796	           0

ITEM 5.  Other Information
The U.S. 10% passenger ticket tax, the 6.25% cargo waybill tax and the $6 per passenger international departure tax expired on December 31, 1996, and were all reinstated for the period March 7, 1997 through September 30, 1997. As part of the Taxpayer Relief Act, the cargo waybill tax was extended in its current form and the other taxes in revised forms through September 30, 2007. The passenger ticket tax was replaced with a new system that combines a percentage tax with a per passenger segment fee.
For sales and travel beginning October 1, 1997, the ticket tax is 9% plus $1 per segment. The percentage tax is scheduled to decrease over time and the segment fee is scheduled to increase. The $6 international departure tax has increased to $12 and a new $12 international arrival tax has been added. However, the Act retains the $6 rate for travel between Alaska and the U.S. mainland. This tax and the international taxes will be indexed to the CPI beginning January 1, 1999.
The Taxpayer Relief Act also included these items that will affect the Company and the airline industry: (a) a new tax of 7.5% on payments to air carriers for the sale of miles in frequent flyer programs; (b) a phased-in increase from 50% to 80% for the deductible percentage of per diems paid to flight crews; and (c) faster cost recovery for alternative minimum tax purposes of aircraft purchased in 1999 and later years.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit 11 - Statement regarding computation of per-share earnings.
	Exhibit 27 - Financial data schedule.
(b)	No reports on Form 8-K were filed during the second quarter of 1997.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  August 6, 1997


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer

/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
ASSETS
                                                     December 31,     June 30,
(In Millions)                                                1996          1997
Current Assets
Cash and cash equivalents                                   $49.4         $82.3
Marketable securities                                        52.4          46.3
Receivables - net                                            69.7          93.6
Inventories and supplies                                     47.8          47.3
Prepaid expenses and other assets                            80.9          71.3
Total Current Assets                                        300.2         340.8

Property and Equipment
Flight equipment                                            815.9         872.4
Other property and equipment                                270.4         283.1
Deposits for future flight equipment                         84.5          82.9
                                                          1,170.8       1,238.4
Less accumulated depreciation and amortization              326.3         347.6
                                                            844.5         890.8
Capital leases
Flight and other equipment                                   44.4          44.4
Less accumulated amortization                                25.5          26.5
                                                             18.9          17.9
Total Property and Equipment - Net                          863.4         908.7


Intangible Assets - Subsidiaries                             61.6          60.6


Other Assets                                                 86.2          90.2


Total Assets                                             $1,311.4      $1,400.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     December 31,     June 30,
(In Millions)                                                1996          1997
Current Liabilities
Accounts payable                                            $65.4         $74.0
Accrued aircraft rent                                        52.8          55.7
Accrued wages, vacation and payroll taxes                    51.5          52.5
Other accrued liabilities                                    82.0          68.3
Short-term borrowings
(Interest rate: 1996 - 5.6%; 1997 - 6.1%)                    47.0          28.4
Air traffic liability                                       163.0         218.7
Current portion of long-term debt and
  capital lease obligations                                  24.1          28.2
Total Current Liabilities                                   485.8         525.8

Long-Term Debt and Capital Lease Obligations                404.1         418.5
Other Liabilities and Credits
Deferred income taxes                                        49.5          60.5
Deferred income                                              18.1          18.6
Other liabilities                                            81.4          86.8
                                                            149.0         165.9
Shareholders' Equity
Common stock, $1 par value
  Authorized:      50,000,000 shares
  Issued: 1996 -  17,223,281 shares
          1997 -  17,327,706 shares                          17.2          17.3
  Capital in excess of par value                            166.8         168.8
  Treasury stock, at cost: 1996 - 2,748,550 shares
    1997 - 2,750,562 shares                                 (62.6)        (62.7)
Deferred compensation                                        (2.7)         (2.2)
Retained earnings                                           153.8         168.9
                                                            272.5         290.1
Total Liabilities and Shareholders' Equity               $1,311.4      $1,400.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.
Three Months Ended June 30
(In Millions except Per share Amounts)                 1996        1997
Operating Revenues
Passenger                                             $374.2      $391.7
Freight and mail                                        24.9        24.7
Other - net                                             17.6        18.6
Total Operating Revenues                               416.7       435.0
Operating Expenses
Wages and benefits                                     117.5       132.9
Contracted services                                      9.9        10.9
Aircraft fuel                                           57.3        54.8
Aircraft maintenance                                    24.6        26.8
Aircraft rent                                           45.2        44.7
Food and beverage service                               11.9        12.0
Commissions                                             26.9        27.1
Other selling expenses                                  20.6        19.8
Depreciation and amortization                           16.8        16.7
Loss on sale of assets                                   0.1         0.1
Landing fees and other rentals                          15.7        16.8
Other                                                   30.6        31.5
Total Operating Expenses                               377.1       394.1
Operating Income                                        39.6        40.9
Other Income (Expense)
Interest income                                          2.9         2.2
Interest expense                                        (9.8)       (8.6)
Interest capitalized                                      -          1.3
Other - net                                              0.2         0.7
                                                        (6.7)       (4.4)
Income before income tax                                32.9        36.5
Income tax expense                                      14.9        15.7
Net Income                                             $18.0       $20.8

Primary Earnings Per Share                             $1.24       $1.41
Fully Diluted Earnings Per Share                       $0.88       $1.01
Shares used for computation:
  Primary                                               14.5        14.7
  Fully diluted                                         22.7        22.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.
Six Months Ended June 30
(In Millions except Per share Amounts)                 1996        1997
Operating Revenues
Passenger                                             $686.8      $734.6
Freight and mail                                        46.3        44.8
Other - net                                             35.0        36.0
Total Operating Revenues                               768.1       815.4
Operating Expenses
Wages and benefits                                     231.8       255.3
Contracted services                                     19.3        21.9
Aircraft fuel                                          107.8       117.5
Aircraft maintenance                                    48.1        52.0
Aircraft rent                                           89.3        89.6
Food and beverage service                               22.3        23.0
Commissions                                             49.9        51.9
Other selling expenses                                  39.6        40.2
Depreciation and amortization                           34.0        33.4
Loss (gain) on sale of assets                            0.8        (0.5)
Landing fees and other rentals                          30.7        32.7
Other                                                   60.1        62.9
Total Operating Expenses                               733.7       779.9
Operating Income                                        34.4        35.5
Other Income (Expense)
Interest income                                          5.5         4.1
Interest expense                                       (20.9)      (17.0)
Interest capitalized                                      -          2.3
Other - net                                              0.4         1.5
                                                       (15.0)       (9.1)
Income before income tax                                19.4        26.4
Income tax expense                                       8.6        11.3
Net Income                                             $10.8       $15.1

Primary Earnings Per Share                             $0.76       $1.03
Fully Diluted Earnings Per Share                       $0.66       $0.84
Shares used for computation:
  Primary                                               14.2        14.6
  Fully diluted                                         22.4        22.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.
                                                    Capital in   Treasury   Deferred
                                           Common    Excess of      Stock    Compen-    Retained
(In Millions)                               Stock    Par Value    at Cost     sation    Earnings      Total
Balances at December 31, 1996               $17.2        $166.8     $(62.6)     $(2.7)     $153.8     $272.5
Net income for the six months
  ended June 30, 1997                                                                        15.1       15.1
Stock issued under stock plans                0.1           2.0                                          2.1
Treasury stock purchase
  (3,000 shares)                                                      (0.1)                             (0.1)
Employee Stock Ownership Plan
  shares allocated                                                                0.5                    0.5

Balances at June 30, 1997                   $17.3        $168.8     $(62.7)     $(2.2)     $168.9     $290.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.
Six Months Ended June 30  (In Millions)                       1996       1997
Cash flows from operating activities:
Net income                                                    $10.8      $15.1
Adjustments to reconcile net income to cash:
   Depreciation and amortization                               34.0       33.4
   Amortization of airframe and engine overhauls               16.2       17.2
   Loss (gain) on disposition of assets                         0.8       (0.5)
   Increase in deferred income taxes                            7.1       11.0
   Increase in accounts receivable                             (0.7)     (23.9)
   Decrease (increase) in other current assets                (14.6)      10.1
   Increase in air traffic liability                           76.5       55.7
   Increase (decrease) in other current liabilities             7.4       (1.2)
   Other-net                                                    1.7       (4.6)
Net cash provided by operating activities                     139.2      112.3
Cash flows from investing activities:
Proceeds from disposition of assets                             3.8        0.2
Purchases of marketable securities                            (13.4)     (22.8)
Sales and maturities of marketable securities                  70.6       28.9
Restricted deposits                                             1.5       (1.1)
Flight equipment deposits returned                              1.1        3.3
Additions to flight equipment deposits                         (0.6)     (23.8)
Additions to property and equipment                          (139.4)    (165.1)
Net cash used in investing activities                         (76.4)    (180.4)
Cash flows from financing activities:
Proceeds from short-term borrowings                             -         56.4
Repayment of short-term borrowings                            (65.9)     (75.0)
Proceeds from sale and leaseback transactions                  57.4       99.1
Proceeds from issuance of long-term debt                        -         28.0
Long-term debt and capital lease payments                     (48.0)      (9.5)
Proceeds from issuance of common stock                         10.0        2.0
Proceeds from sale of treasury stock                           10.9         -
Net cash provided by (used in) financing activities           (35.6)     101.0

Net increase in cash and cash equivalents                      27.2       32.9
Cash and cash equivalents at beginning of period               25.8       49.4
Cash and cash equivalents at end of period                    $53.0      $82.3
Supplemental disclosure of cash paid (received) during the period for:
  Interest (net of amount capitalized)                        $26.8      $14.8
  Income taxes (refunds)                                       (0.8)      (4.5)
Noncash investing and financing activities                    None       None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE SIX MONTHS ENDED JUNE 30, 1997
Alaska Air Group, Inc.

Note 1.	Summary of Significant Policies (See Note 1 to Consolidated
Financial Statements at December 31, 1996)
Basis of presentation
Effective with the second quarter 1997, three new line items have been added to the statement of income to provide more details of operating expenses. Contracted services includes the expenses for aircraft ground handling, security, temporary employees and similar outside services. Other selling expenses includes computerized reservations systems (CRS) charges, credit card commissions, advertising and promotional costs.

Property, Equipment and Depreciation
Effective January 1, 1997, the estimated salvage value of B737-400 flight equipment was changed to 10% from 20%. The new estimate was adopted to recognize the lower expected salvage values for this aircraft type. The annual effect of the change will be to increase depreciation expense $0.5 million and decrease net income $0.3 million ($.02 per share).

Note 2.	Commitments (See Note 5 to Consolidated Financial Statements at
December 31, 1996)
During the second quarter of 1997, Alaska's lease commitments increased approximately $98 million due to the sale and leaseback of two B737-400 aircraft under 18-year operating leases.

                                    Alaska  Airlines Financial and Statistical Data
                                           Quarter Ended June 30          Six Months Ended June 30
                                                               %                                  %
Financial Data (in millions):           1996       1997    Change         1996        1997    Change
Operating Revenues:
Passenger                              $302.7    $326.0       7.7        $547.8     $603.5      10.2
Freight and mail                         22.1      21.9      (0.9)         40.8       39.3      (3.7)
Other - net                              16.8      18.1       7.7          33.4       34.8       4.2
Total Operating Revenues                341.6     366.0       7.1         622.0      677.6       8.9

Operating Expenses:
Wages and benefits                       94.8     106.7      12.6         186.3      205.9      10.5
Employee profit sharing                   0.0       3.0       NM            0.0        3.0       NM
Contracted services                       9.0       9.9      10.0          17.6       19.9      13.1
Aircraft fuel                            49.5      47.3      (4.4)         92.3      101.0       9.4
Aircraft maintenance                     14.3      16.2      13.3          27.9       31.0      11.1
Aircraft rent                            36.6      36.2      (1.1)         72.1       72.6       0.7
Food and beverage service                11.4      11.6       1.8          21.4       22.1       3.3
Commissions                              23.7      25.1       5.9          43.3       47.7      10.2
Other selling expenses                   16.3      15.7      (3.7)         30.9       31.8       2.9
Depreciation and amortization            13.8      13.9       0.7          28.0       27.7      (1.1)
Loss on sale of assets                    0.1       0.1       0.0           0.2        0.1       NM
Landing fees and other rentals           12.5      13.6       8.8          24.4       26.3       7.8
Other                                    22.3      24.6      10.3          43.6       47.9       9.9
Total Operating Expenses                304.3     323.9       6.4         588.0      637.0       8.3

Operating Income                         37.3      42.1      12.9          34.0       40.6      19.4

Interest income                           3.0       2.7                     5.7        5.1
Interest expense                         (7.6)     (6.5)                  (16.5)     (12.7)
Interest capitalized                      0.0       0.8                     0.0        1.5
Other - net                               0.4       0.8                     0.6        1.6
                                         (4.2)     (2.2)                  (10.2)      (4.5)

Income Before Income Tax                $33.1     $39.9                   $23.8      $36.1

Operating Statistics:
Revenue passengers (000)                3,005     3,114       3.6         5,581      5,884       5.4
RPMs (000,000)                          2,504     2,621       4.6         4,630      4,963       7.2
ASMs (000,000)                          3,809     3,829       0.5         7,309      7,410       1.4
Passenger load factor                    65.7%     68.5%   2.8 pts         63.3%      67.0%   3.7 pts
Breakeven load factor                    58.2%     59.4%   1.2 pts         60.9%      63.0%   2.1 pts
Yield per passenger mile                12.09c    12.44c      2.9         11.83c     12.16c      2.8
Operating revenue per ASM                8.97c     9.56c      6.6          8.51c      9.14c      7.5
Operating expenses per ASM               7.99c     8.46c      5.9          8.04c      8.60c      6.9
Fuel cost per gallon                     73.7c     69.5c     (5.6)         71.2c      76.2c      7.0
Fuel gallons (000,000)                   67.1      68.0       1.3         129.6      132.6       2.3
Average number of employees             7,511     8,265      10.0         7,404      8,093       9.3
Aircraft utilization (block hours)       11.5      11.5       0.0          11.2       11.3       0.9
Operating fleet at period-end              76        76       0.0            76         76       0.0
NM = Not Meaningful
c = cents

                                    Horizon Air Financial and Statistical Data
                                           Quarter Ended June 30          Six Months Ended June 30
                                                               %                                  %
Financial Data (in millions):           1996       1997    Change         1996        1997    Change
Operating Revenues:
Passenger                               $73.0     $68.0      (6.8)       $142.1     $135.8      (4.4)
Freight and mail                          2.8       2.8       0.0           5.5        5.4      (1.8)
Other - net                               0.9       0.6     (33.3)          1.5        1.2     (20.0)
Total Operating Revenues                 76.7      71.4      (6.9)        149.1      142.4      (4.5)

Operating Expenses:
Wages and benefits                       22.7      23.1       1.8          45.5       46.4       2.0
Contracted services                       0.9       1.0      11.1           1.7        2.0      17.6
Aircraft fuel                             7.9       7.5      (5.1)         15.5       16.5       6.5
Aircraft maintenance                     10.3      10.7       3.9          20.2       21.0       4.0
Aircraft rent                             8.6       8.5      (1.2)         17.2       17.1      (0.6)
Food and beverage service                 0.5       0.4     (20.0)          0.9        0.9      (0.0)
Commissions                               4.8       4.3     (10.4)          9.6        8.8      (8.3)
Other selling expenses                    4.3       4.1      (4.7)          8.7        8.4      (3.4)
Depreciation and amortization             3.0       2.7     (10.0)          5.8        5.6      (3.4)
Loss (gain) on sale of assets             0.0       0.0       0.0           0.6       (0.6)      NM
Landing fees and other rentals            3.2       3.2       0.0           6.3        6.4       1.6
Other                                     7.8       6.7     (14.1)         15.8       14.4      (8.9)
Total Operating Expenses                 74.0      72.2      (2.4)        147.8      146.9      (0.6)

Operating Income (Loss)                   2.7      (0.8)      NM            1.3       (4.5)      NM

Interest income                           0.0       0.0                     0.1        0.1
Interest expense                         (0.2)     (0.5)                   (0.3)      (1.1)
Interest capitalized                      0.0       0.5                     0.0        0.8
Other - net                               0.1       0.1                    (0.1)       0.2
                                         (0.1)      0.1                    (0.3)       0.0

Income (Loss) Before Income Tax          $2.6     $(0.7)                   $1.0      $(4.5)

Operating Statistics:
Revenue passengers (000)                  920       881      (4.3)        1,828      1,737      (5.0)
RPMs (000,000)                            208       209       0.3           417        412      (1.2)
ASMs (000,000)                            356       345      (3.1)          710        690      (2.8)
Passenger load factor                    58.5%     60.5%   2.0 pts         58.8%      59.8%   1.0 pts
Breakeven load factor                    56.2%     61.2%   5.0 pts         58.1%      62.3%   4.2 pts
Yield per passenger mile                35.09c    32.57c     (7.2)        34.06c     32.93c     (3.3)
Operating revenue per ASM               21.54c    20.69c     (3.9)        21.01c     20.64c     (1.7)
Operating expenses per ASM              20.77c    20.92c      0.7         20.83c     21.29c      2.2
Fuel cost per gallon                     77.5c     74.7c     (3.6)         75.5c      81.3c      7.7
Fuel gallons (000,000)                   10.2      10.1      (1.0)         20.6       20.3      (1.5)
Average number of employees             2,832     2,704      (4.5)        2,836      2,758      (2.7)
Aircraft utilization (block hours)        7.7       6.9     (10.4)          7.7        7.0      (9.1)
Operating fleet at period-end              59        59       0.0            59         59       0.0
NM = Not Meaningful
c = cents