Form 10-Q
period 1997-09-30
ALASKA AIR GROUP INC
filed 1997-10-27
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

           Delaware	91-1292054
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

	The registrant has 14,746,611 common shares, par value $1.00, outstanding at September 30, 1997.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheets as of September 30, 1997 and December 31, 1996; (ii) consolidated statements of income for the quarters and nine months ended September 30, 1997 and 1996; (iii) consolidated statement of shareholders' equity for the nine months ended September 30, 1997; and, (iv) consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996. Also attached are the accompanying notes to the Company's consolidated financial statements that have changed significantly during the nine months ended September 30, 1997. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1996, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

Air Group is a holding company incorporated in Delaware in 1985. Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations
Third Quarter 1997 Compared with Third Quarter 1996
The consolidated net income for the third quarter of 1997 was $42.2 million, or $2.85 per share (primary) and $1.95 per share (fully diluted), compared with net income of $32.8 million, or $2.25 per share (primary) and $1.53 per share (fully diluted) in 1996. Consolidated operating income for the third quarter of 1997 was $76.3 million compared to $63.0 million for 1996. Alaska's operating income increased to $69.3 million from $57.0 million for 1996, while Horizon's operating income increased to $7.0 million from $5.9 million for 1996. Airline financial and statistical data is shown following the Air Group financial statements. A discussion of this data follows.

Alaska Airlines Operating income increased 21.6% to $69.3 million, resulting in a 16.5% operating margin as compared to a 14.9% margin in 1996. Operating revenue per available seat mile (ASM) increased 7.7% to
10.06 cents while operating expenses per ASM increased 5.7% to 8.40 cents.

The increase in revenue per ASM was due to a 9.0% increase in system passenger yield, offset by a modest decrease in passenger load factor. Most markets experienced increases in yields, including the three largest (Southern California, Seattle-Anchorage and Northern California). The higher load factor in 1996 was due to extremely low fares available in certain markets during 1996.

Other-net revenues increased 6.3% primarily due to increased revenues from Alaska's frequent flyer program.

The table below shows the major operating expense elements on a cost per ASM basis for Alaska for the third quarters of 1996 and 1997.

Alaska Airlines	Operating Expenses Per ASM (In Cents)
                              		1996  	1997  	Change  	% Change
Wages and benefits	             2.44  	2.67    	.23        	9
Employee profit sharing	         .19   	.16   	(.03)      	NM
Contracted services	             .22   	.26    	.04       	18
Aircraft fuel	                  1.38  	1.18   	(.20)     	(14)
Aircraft maintenance	            .32	   .43    	.11       	34
Aircraft rent	                   .88   	.90    	.02        	2
Food and beverage service	       .30   	.31    	.01        	3
Commissions                     	.63   	.72    	.09       	14
Other selling expenses	          .46   	.49    	.03        	7
Depreciation and amortization	   .35   	.35     	--       	--
Gain on sale of assets         	(.09) 	(.01)   	.08       	NM
Landing fees and other rentals  	.32   	.34    	.02        	6
Other	                           .55   	.60    	.05        	9
Alaska Airlines Total	          7.95  	8.40    	.45       	 6
NM = Not Meaningful
Alaska's higher unit costs were primarily due to increased labor and aircraft maintenance costs. Significant unit cost changes are discussed below.

Employees increased 8.3% (primarily in reservations and customer service positions) to improve on-time performance, which improved from 73% on-time in 1996 to 78% on-time in 1997. Excluding profit sharing, average wages and benefits per employee were up 2.8% primarily due to higher pilot wage rates and higher health insurance costs. The net effect was that wages and benefits expense increased more than the ASM growth, resulting in a 9% increase in cost per ASM.

Effective for 1997, Alaska changed its profit sharing program so that eligible employees will receive their pro rata share of 10% of Alaska's adjusted pre-tax profits. Actual profit sharing is based on full year results and will be calculated and paid in early 1998.

Fuel expense per ASM decreased 14%, due to a 14% decrease in the price of fuel.

Maintenance expense per ASM increased 34% because Alaska performed more repair work that is expensed currently and less major airframe and engine overhaul work which is capitalized.

Commission expense per ASM increased 14%, in line with the 11% increase in passenger revenues.

Other expense per ASM increased 9%. The increase is primarily due to higher costs related to property taxes, flight crew hotels, employee hiring and communications.

Horizon Air Operating income increased 18.6% to $7.0 million, resulting in an 8.2% operating margin as compared to a 7.0% margin in 1996. Operating revenue per ASM increased 3.0% to 22.32 cents while operating expenses per ASM increased 1.6% to 20.47 cents.

The increase in revenue per ASM was due to a 3.0 point improvement in system passenger load factor which was partially offset by 2.2% decrease in passenger yield (believed to be partially due to the presence of the 10% passenger ticket tax in 1997 compared with no tax in July and August 1996).

The table below shows the major operating expense elements on a cost per ASM basis for Horizon for the third quarters of 1996 and 1997.

Horizon Air	Operating Expenses Per ASM (In Cents)
                             		1996   	1997   	Change  	% Change
Wages and benefits	            6.12   	6.33     	.21      	3
Employee profit sharing	        .18    	.16    	(.02)    	NM
Contracted services	            .40    	.44     	.04     	10
Aircraft fuel	                 2.29   	2.08    	(.21)    	(9)
Aircraft maintenance	          2.75   	3.23     	.48     	17
Aircraft rent	                 2.36   	2.35    	(.01)    	--
Food and beverage service	      .14    	.12    	(.02)   	(14)
Commissions	                   1.34   	1.29    	(.05)    	(4)
Other selling expenses        	1.18   	1.18      	--     	--
Depreciation and amortization	  .68    	.75     	.07     	10
Loss on sale of assets	         .04    	.02    	(.02)    	NM
Landing fees and other rentals 	.88    	.93     	.05      	6
Other	                         1.79 	  1.59    	(.20)	   (11)
Horizon Air Total	            20.15  	20.47     	.32      	2
Wages and benefits per ASM increased primarily due to higher pilot wages and higher health insurance costs.  Maintenance expense per ASM increased due to higher than normal engine repairs and costs associated with transitioning to a simplified fleet.  Other expense per ASM decreased due to less flight crew training and personnel costs, lower insurance rates and decreased supplies expense.

Consolidated Other Income (Expense) Non-operating expense decreased $2.6 million to $3.8 million primarily due to smaller average debt balances and lower interest rates on variable interest rate debt.

Nine Months 1997 Compared with Nine Months 1996
The consolidated net income for the nine months ended September 30, 1997 was $57.3 million, or $3.90 per share (primary) and $2.78 per share (fully diluted), compared with net income of $43.6 million, or $3.06 per share (primary) and $2.22 per share (fully diluted) in 1996. Consolidated operating income for the first nine months of 1997 was $111.8 million compared to $97.4 million for 1996. Alaska's operating income increased to $109.9 million from $91.0 million for 1996, while Horizon operating income decreased to $2.6 million from $7.2 million for 1996. A discussion of operating results for the two airlines follows.

Alaska Airlines Operating income increased 20.8% to $109.9 million, resulting in a 10.0% operating margin as compared to a 9.1% margin in 1996. Operating revenue per ASM increased 7.6% to 9.47 cents while operating expenses per ASM increased 6.4% to 8.53 cents.

The increase in revenue per ASM was due to a 2.2 point improvement in system passenger load factor combined with a 5.1% increase in system passenger yield.

Unit costs increased 6.4% due to a 9.0% increase in employees, increased pilot wage rates, $2.1 million more profit sharing expense, higher ground handling and security costs, increased aircraft maintenance expense and costs associated with higher load factors.

Horizon Air Operating revenues decreased 2.4% primarily due to a 2.9% decrease in passenger yield. The yield decline is believed to be largely due to the presence of the 10% passenger ticket tax during March to August 1997 compared with only one month of tax in the 1996 period.

Operating expenses decreased 0.5% on a capacity decrease of 2.4%. Unit costs increased primarily due to higher wage rates and increased aircraft maintenance expense (including costs associated with transitioning to a simplified fleet).

Consolidated Other Income (Expense) Non-operating expense decreased $8.5 million to $12.9 million for the same reasons as noted above in the third quarter comparison.

Income Tax Expense Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it very difficult to estimate full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 42.1% tax rate for the first nine months of 1997, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 40.9% tax rate used for full year 1996. This rate is evaluated each quarter and adjustments are made if necessary.

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

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                             	Dec 31, 1996   	Sept 30, 1997	    Change
                	(In millions, except debt-to-equity and per share amounts)
Cash and marketable securities    	$101.8 	         $192.0 	    $90.2
Working capital (deficit)		        (185.6)        		(118.9)   	 	66.7
Long-term debt and
 capital lease obligations		        404.1          		411.6      		7.5
Shareholders' equity              		272.5          		336.1     		63.6
Book value per common share	       $18.83	          $22.79	     $3.96
Debt-to-equity	                   60%:40%	         55%:45%        	NA

The Company's cash and marketable securities portfolio increased by $90 million during the first nine months of 1997. Operating activities provided $227 million of cash during this period. Additional cash was provided by the sale and leaseback of four B737-400 aircraft and eight Dash 8-200 aircraft ($199 million) and issuance of long-term debt ($28 million). Cash was used for $317 million of capital expenditures including the purchase of two new MD-83 aircraft, three new B737-400 aircraft, a previously leased B737-200C aircraft, eight new Dash 8-200 aircraft, flight equipment deposits and airframe and engine overhauls, net repayment of short-term borrowings ($47 million) and the repayment of debt ($16 million).

In June 1997, Standard & Poors revised its outlook on Air Group and Alaska to positive from stable, citing a stabilized competitive position and improving financial profile.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
In October 1991, Alaska gave notice of termination of its code sharing and frequent flyer relationship with MarkAir, an airline based in the state of Alaska. Both companies have filed suit against one another in connection with that termination alleging breach of contract and other causes of action under state law. In June 1992, MarkAir filed for protection under Chapter 11 of the U.S. Bankruptcy Code and ceased operations in 1995. In June 1997 MarkAir claimed damages of $57 million (later revised to $70 million) in connection with Alaska's actions. If MarkAir were to prevail, the after-tax effect would be to reduce shareholders' equity by approximately $41 million or 12%. However, the Company believes that it has adequate defenses and is vigorously defending itself against the lawsuit.

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

In September 1997, the union contract governing approximately 1,800 Mechanic, Rampservice and related classifications at Alaska Airlines became amendable. The union and Alaska have begun negotiating a new contract. During October 1997, the Airline Pilots Association and Alaska agreed on a new 5 and 1/2 year contract (amendable in May 2002) covering Alaska's 1,075 pilots.

During the third quarter of 1997, Horizon's pilots voted to be represented by the Teamsters union. The Association of Flight Attendants and Horizon are continuing mediated negotiations for a new contract to cover approximately 320 flight attendants. Horizon's 29 dispatchers have ratified a new contract that is amendable in May 2002.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit 11 - Statement regarding computation of per-share earnings.
	Exhibit 27 - Financial data schedule.
(b)	No reports on Form 8-K were filed during the third quarter of 1997.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  October 27, 1997


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer

/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
ASSETS
                                                     Dec. 31,        Sept. 30,
(In Millions)                                             1996             1997
Current Assets
Cash and cash equivalents                                $49.4            $98.7
Marketable securities                                     52.4             93.3
Receivables - net                                         69.7             88.1
Inventories and supplies                                  47.8             46.0
Prepaid expenses and other assets                         80.9             62.8
Total Current Assets                                     300.2            388.9

Property and Equipment
Flight equipment                                         815.9            871.3
Other property and equipment                             270.4            295.5
Deposits for future flight equipment                      84.5             90.9
                                                       1,170.8          1,257.7
Less accumulated depreciation and amortization           326.3            360.4
                                                         844.5            897.3
Capital leases
Flight and other equipment                                44.4             44.4
Less accumulated amortization                             25.5             27.0
                                                          18.9             17.4
Total Property and Equipment - Net                       863.4            914.7


Intangible Assets - Subsidiaries                          61.6             60.1


Other Assets                                              86.2             87.0


Total Assets                                          $1,311.4         $1,450.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     Dec. 31,        Sept. 30,
(In Millions)                                             1996             1997
Current Liabilities
Accounts payable                                         $65.4            $83.0
Accrued aircraft rent                                     52.8             57.0
Accrued wages, vacation and payroll taxes                 51.5             61.3
Other accrued liabilities                                 82.0             93.8
Short-term borrowings
(Interest rate: 1996 - 5.6%)                              47.0               -
Air traffic liability                                    163.0            183.9
Current portion of long-term debt and
  capital lease obligations                               24.1             28.8
Total Current Liabilities                                485.8            507.8

Long-Term Debt and Capital Lease Obligations             404.1            411.6
Other Liabilities and Credits
Deferred income taxes                                     49.5             84.1
Deferred income                                           18.1             20.2
Other liabilities                                         81.4             90.9
                                                         149.0            195.2
Shareholders' Equity
Common stock, $1 par value
  Authorized:      50,000,000 shares
  Issued: 1996 -  17,223,281 shares
          1997 -  17,494,631 shares                       17.2             17.5
  Capital in excess of par value                         166.8            172.2
  Treasury stock, at cost: 1996 - 2,748,550 shares
          1997 - 2,748,020 shares                        (62.6)           (62.6)
Deferred compensation                                     (2.7)            (2.1)
Retained earnings                                        153.8            211.1
                                                         272.5            336.1
Total Liabilities and Shareholders' Equity            $1,311.4         $1,450.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.
Three Months Ended September 30
(In Millions except Per share Amounts)                1996           1997
Operating Revenues
Passenger                                            $423.0         $457.2
Freight and mail                                       25.4           26.0
Other - net                                            16.5           18.0
Total Operating Revenues                              464.9          501.2
Operating Expenses
Wages and benefits                                    132.4          143.1
Contracted services                                    10.6           12.7
Aircraft fuel                                          65.5           57.3
Aircraft maintenance                                   23.6           30.1
Aircraft rent                                          45.3           46.6
Food and beverage service                              12.8           13.2
Commissions                                            29.0           30.7
Other selling expenses                                 23.4           24.8
Depreciation and amortization                          17.0           17.3
Gain on sale of assets                                 (3.6)          (0.4)
Landing fees and other rentals                         16.1           17.6
Other                                                  29.8           31.9
Total Operating Expenses                              401.9          424.9
Operating Income                                       63.0           76.3
Other Income (Expense)
Interest income                                         2.6            3.0
Interest expense                                       (9.3)          (8.6)
Interest capitalized                                    0.2            1.3
Other - net                                             0.1            0.5
                                                       (6.4)          (3.8)
Income before income tax                               56.6           72.5
Income tax expense                                     23.8           30.3
Net Income                                            $32.8          $42.2

Primary Earnings Per Share                            $2.25          $2.85
Fully Diluted Earnings Per Share                      $1.53          $1.95
Shares used for computation:
  Primary                                              14.6           14.8
  Fully diluted                                        22.7           22.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.
Nine Months Ended September 30
(In Millions except Per share Amounts)                1996           1997
Operating Revenues
Passenger                                          $1,109.8       $1,191.9
Freight and mail                                       71.7           70.7
Other - net                                            51.5           54.0
Total Operating Revenues                            1,233.0        1,316.6
Operating Expenses
Wages and benefits                                    364.2          398.5
Contracted services                                    30.9           35.5
Aircraft fuel                                         173.3          174.8
Aircraft maintenance                                   71.7           82.1
Aircraft rent                                         134.7          136.2
Food and beverage service                              35.4           36.2
Commissions                                            78.9           82.6
Other selling expenses                                 63.0           65.1
Depreciation and amortization                          51.0           50.7
Gain on sale of assets                                 (2.8)          (0.9)
Landing fees and other rentals                         46.8           50.3
Other                                                  88.5           93.7
Total Operating Expenses                            1,135.6        1,204.8
Operating Income                                       97.4          111.8
Other Income (Expense)
Interest income                                         8.1            7.0
Interest expense                                      (30.2)         (25.6)
Interest capitalized                                    0.2            3.6
Other - net                                             0.5            2.1
                                                      (21.4)         (12.9)
Income before income tax                               76.0           98.9
Income tax expense                                     32.4           41.6
Net Income                                            $43.6          $57.3

Primary Earnings Per Share                            $3.06          $3.90
Fully Diluted Earnings Per Share                      $2.22          $2.78
Shares used for computation:
  Primary                                              14.3           14.7
  Fully diluted                                        22.4           22.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.
                                                     Capital in    Treasury     Deferred
                                           Common     Excess of       Stock      Compen-     Retained
(In Millions)                               Stock     Par Value     at Cost       sation     Earnings      Total
Balances at December 31, 1996               $17.2         $166.8      $(62.6)       $(2.7)      $153.8     $272.5
Net income for the nine months
  ended September 30, 1997                                                                        57.3       57.3
Stock issued under stock plans                0.3            5.4                                              5.7
Treasury stock activity:
  Purchase (2,084 shares)                                               (0.1)                                (0.1)
  Sale (2,614 shares)                                                    0.1                                  0.1
Employee Stock Ownership Plan
  shares allocated                                                                    0.6                     0.6

Balances at September 30, 1997              $17.5         $172.2      $(62.6)       $(2.1)      $211.1     $336.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.
Nine Months Ended September 30  (In Millions)                1996        1997
Cash flows from operating activities:
Net income                                                   $43.6       $57.3
Adjustments to reconcile net income to cash:
   Depreciation and amortization                              51.0        50.7
   Amortization of airframe and engine overhauls              24.9        26.3
   Gain on disposition of assets and debt retirement          (2.8)       (0.9)
   Increase in deferred income taxes                          23.4        34.6
   Decrease (increase) in accounts receivable                 10.7       (18.4)
   Increase (decrease) in other current assets                (1.0)       20.0
   Increase in air traffic liability                          43.5        21.0
   Increase in other current liabilities                      27.6        43.4
   Other-net                                                   1.0        (6.8)
Net cash provided by operating activities                    221.9       227.2
Cash flows from investing activities:
Proceeds from disposition of assets                           23.6         2.5
Purchases of marketable securities                           (45.6)     (236.2)
Sales and maturities of marketable securities                 75.4       195.2
Flight equipment deposits returned                             1.1         7.9
Additions to flight equipment deposits                       (50.9)      (47.0)
Additions to property and equipment                         (160.8)     (269.8)
Restricted deposits and other                                  1.2        (0.7)
Net cash used in investing activities                       (156.0)     (348.1)
Cash flows from financing activities:
Proceeds from short-term borrowings                             -         56.4
Repayment of short-term borrowings                           (65.9)     (103.4)
Proceeds from sale and leaseback transactions                 85.6       199.4
Proceeds from issuance of long-term debt                        -         28.0
Long-term debt and capital lease payments                    (80.5)      (15.9)
Proceeds from issuance of common stock                        10.1         5.7
Proceeds from sale of treasury stock                          10.9          -
Net cash used in financing activities                        (39.8)      170.2

Net increase in cash and cash equivalents                     26.1        49.3
Cash and cash equivalents at beginning of period              25.8        49.4
Cash and cash equivalents at end of period                   $51.9       $98.7
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                       $33.1       $19.7
  Income taxes                                                 6.6         1.5
Noncash investing and financing activities                   None        None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1997
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

Note 2.	Commitments (See Note 5 to Consolidated Financial Statements at
December 31, 1996)
During the first nine months of 1997, Alaska's lease commitments increased approximately $200 million due to the sale and leaseback of four B737-400 aircraft under 18-year operating leases.
During the first nine months of 1997, Horizon's lease commitments increased approximately $100 million due to the sale and leaseback of eight Dash 8-200 aircraft under 15-year operating leases.

                                      Alaska  Airlines Financial and Statistical Data
                                                          Quarter Ended September 30          Nine Months Ended Sept. 30

Financial Data (in millions):             1996       1997   % Change         1996        1997  % Change
Operating Revenues:
Passenger                                $344.3    $380.5       10.5        $892.1     $984.0      10.3
Freight and mail                           22.6      22.9        1.3          63.4       62.3      (1.7)
Other - net                                15.9      16.9        6.3          49.3       51.6       4.7
Total Operating Revenues                  382.8     420.3        9.8       1,004.8    1,097.9       9.3

Operating Expenses:
Wages and benefits                        100.4     111.8       11.4         286.7      317.7      10.8
Employee profit sharing                     7.6       6.7        NM            7.6        9.7       NM
Contracted services                         9.1      11.0       20.9          26.7       30.9      15.7
Aircraft fuel                              56.7      49.4      (12.9)        148.9      150.4       1.0
Aircraft maintenance                       12.9      17.8       38.0          40.8       48.8      19.6
Aircraft rent                              36.2      37.7        4.1         108.4      110.2       1.7
Food and beverage service                  12.2      12.7        4.1          33.6       34.9       3.9
Commissions                                25.6      30.1       17.6          69.0       77.9      12.9
Other selling expenses                     18.9      20.3        7.4          49.8       52.2       4.8
Depreciation and amortization              14.3      14.4        0.7          42.4       42.1      (0.7)
Gain on sale of assets                     (3.8)     (0.4)       NM           (3.6)      (0.3)      NM
Landing fees and other rentals             13.0      14.1        8.5          37.5       40.4       7.7
Other                                      22.7      25.4       11.9          66.0       73.1      10.8
Total Operating Expenses                  325.8     351.0        7.7         913.8      988.0       8.1

Operating Income                           57.0      69.3       21.6          91.0      109.9      20.8

Interest income                             2.7       3.3                      8.4        8.4
Interest expense                           (7.1)     (6.4)                   (23.6)     (19.1)
Interest capitalized                        0.1       0.8                      0.1        2.4
Other - net                                 0.2       0.6                      0.7        2.1
                                           (4.1)     (1.7)                   (14.4)      (6.2)

Income Before Income Tax                  $52.9     $67.6                    $76.6     $103.7

Operating Statistics:
Revenue passengers (000)                  3,420     3,441        0.6         9,001      9,325       3.6
RPMs (000,000)                            2,893     2,933        1.4         7,524      7,896       4.9
ASMs (000,000)                            4,100     4,179        1.9        11,409     11,589       1.6
Passenger load factor                      70.6%     70.2%   (0.4)pts         65.9%      68.1%   2.2 pts
Breakeven load factor                      59.7%     56.6%   (3.1)pts         60.4%      60.5%   0.1 pts
Yield per passenger mile                  11.90c    12.97c       9.0         11.86c     12.46c      5.1
Operating revenue per ASM                  9.34c    10.06c       7.7          8.81c      9.47c      7.6
Operating expenses per ASM                 7.95c     8.40c       5.7          8.01c      8.53c      6.4
Fuel cost per gallon                       77.6c     66.9c     (13.8)         73.5c      72.8c     (0.9)
Fuel gallons (000,000)                     73.1      73.9        1.1         202.7      206.4       1.8
Average number of employees               7,877     8,534        8.3         7,562      8,240       9.0
Aircraft utilization (block hours)         11.9      11.9        0.0          11.4       11.5       0.9
Operating fleet at period-end                 75        78       4.0             75         78      4.0
NM = Not Meaningful
c=cents

                                      Horizon Air Financial and Statistical Data
                                                          Quarter Ended September 30          Nine Months Ended Sept. 30
                                                                  %                                  %
Financial Data (in millions):             1996       1997     Change         1996        1997    Change
Operating Revenues:
Passenger                                 $80.5     $81.0        0.6        $222.5     $216.8      (2.6)
Freight and mail                            2.8       3.0        7.1           8.4        8.5       1.2
Other - net                                 0.6       0.9       50.0           2.1        2.0      (4.8)
Total Operating Revenues                   83.9      84.9        1.2         233.0      227.3      (2.4)

Operating Expenses:
Wages and benefits                         23.7      24.1        1.7          69.2       70.5       1.9
Employee profit sharing                     0.7       0.6        NM            0.7        0.6       NM
Contracted services                         1.5       1.7       13.3           4.2        4.6       9.5
Aircraft fuel                               8.9       7.9      (11.2)         24.4       24.4       0.0
Aircraft maintenance                       10.7      12.3       15.0          30.9       33.3       7.8
Aircraft rent                               9.1       8.9       (2.2)         26.3       26.0      (1.1)
Food and beverage service                   0.5       0.5        0.0           1.8        1.4     (22.2)
Commissions                                 5.2       4.9       (5.8)         14.8       13.7      (7.4)
Other selling expenses                      4.6       4.5       (2.2)         13.2       12.9      (2.3)
Depreciation and amortization               2.6       2.9       11.5           8.5        8.5       0.0
Loss (gain) on sale of assets               0.2       0.1        NM            0.8       (0.6)      NM
Landing fees and other rentals              3.4       3.5        2.9           9.7       10.0       3.1
Other                                       6.9       6.0      (13.0)         21.3       19.4      (8.9)
Total Operating Expenses                   78.0      77.9       (0.1)        225.8      224.7      (0.5)

Operating Income                            5.9       7.0       18.6           7.2        2.6     (63.9)

Interest income                             0.0       0.1                      0.1        0.1
Interest expense                           (0.2)     (0.4)                    (0.6)      (1.5)
Interest capitalized                        0.1       0.4                      0.1        1.2
Other - net                                 0.3       0.1                      0.2        0.3
                                            0.2       0.2                     (0.2)       0.1

Income Before Income Tax                   $6.1      $7.2                     $7.0       $2.7

Operating Statistics:
Revenue passengers (000)                  1,022     1,010       (1.1)        2,849      2,747      (3.6)
RPMs (000,000)                              239       246        2.9           656        658       0.3
ASMs (000,000)                              387       380       (1.7)        1,097      1,070      (2.4)
Passenger load factor                      61.7%     64.7%    3.0 pts         59.8%      61.5%   1.7 pts
Breakeven load factor                      56.5%     58.3%    1.8 pts         57.5%      60.9%   3.4 pts
Yield per passenger mile                  33.69c    32.96c      (2.2)        33.92c     32.94c     (2.9)
Operating revenue per ASM                 21.68c    22.32c       3.0         21.25c     21.24c     (0.0)
Operating expenses per ASM                20.15c    20.47c       1.6         20.59c     21.00c      2.0
Fuel cost per gallon                       79.6c     71.8c      (9.9)         77.0c      78.0c      1.3
Fuel gallons (000,000)                     11.1      11.0       (0.9)         31.7       31.3      (1.3)
Average number of employees               2,947     2,735       (7.2)        2,873      2,750      (4.3)
Aircraft utilization (block hours)          8.0       7.5       (6.3)          7.8        7.1      (9.0)
Operating fleet at period-end                 62        57      (8.1)            62         57     (8.1)
NM = Not Meaningful
c=cents