Form 10-K
period 1997-12-31
ALASKA AIR GROUP INC
filed 1998-02-10
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 	1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1997
		OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 [NO FEE REQUIRED]
For the transition period from  . . . . . . . .  to  . . . . . . . .

Commission File Number 1-8957
ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

	Delaware	91-1292054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification No.)

19300 Pacific Highway South, Seattle, Washington 98188
(Address of Principal Executive Offices)
Registrant's telephone number, including area code: (206) 431-7040

Securities registered pursuant to Section 12(b) of the Act:

	  Title of Each Class	              	Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value	                     New York Stock Exchange
Rights to Purchase Series A
 Participating Preferred Stock	                    New York Stock Exchange
6-1/2% Convertible Senior Debentures Due 2005	     New York Stock Exchange
6-7/8% Conv. Subordinated Debentures Due 2014	     New York Stock Exchange

	As of December 31, 1997, common shares outstanding totaled 18,282,732. The aggregate market value of the common shares of Alaska Air Group, Inc. held by nonaffiliates, 18,223,488 shares, was approximately $706 million (based on the closing price of these shares, $38.75, on the New York Stock Exchange on such date).

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

DOCUMENTS TO BE INCORPORATED BY REFERENCE
	Title of Document		Part Hereof Into Which Document to be
Incorporated
Definitive Proxy Statement Relating to 	Part III
1998 Annual Meeting of Shareholders

Exhibit Index begins on page 35.

PART I

ITEM 1.	BUSINESS

GENERAL INFORMATION
Alaska Air Group, Inc. (Air Group or the Company) is a holding company which was incorporated in Delaware in 1985. Its two principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Both subsidiaries operate as airlines, although their business plans, competition and economic risks differ substantially. Alaska is a major airline, operates an all jet fleet, and its average passenger trip length is 846 miles. Horizon is a regional airline, operates jet and turboprop aircraft, and its average passenger trip is 241 miles. Business segment information is reported in the Notes to Consolidated Financial Statements. Air Group's executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188. The business of the Company is somewhat seasonal, and quarterly operating income tends to peak during the third quarter.

Alaska
Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. Alaska serves 35 cities in six states (Alaska, Washington, Oregon, California, Nevada and Arizona), one city in Canada, four cities in Mexico and five cities in Russia. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S.
mainland than any other airline.    In 1997, Alaska carried 12.3 million
passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 26% of Alaska's 1997 revenue passenger miles, West Coast traffic accounted for 66%, the Mexico markets 8% and Russia less than 1%. Based on passenger enplanements, Alaska's leading airports are Seattle, Portland, Anchorage and Los Angeles. Based on revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles and Seattle-San Diego. At December 31, 1997, Alaska's operating fleet consisted of 78 jet aircraft. The majority of Alaska flights, and certain Northwest Airlines flights, are dual-designated in airline computer reservation systems as Alaska Airlines and Northwest Airlines in order to facilitate feed traffic between the two airlines. Alaska Airlines also serves three smaller cities in California, three in Washington, and many small communities in Alaska through code share marketing agreements with local carriers.

Horizon
Horizon, a Washington corporation, began service in 1981 and was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves 33 cities in five states (Washington, Oregon, Montana, Idaho, and California) and four cities in Canada. In 1997, Horizon carried 3.7 million passengers. Based on passenger enplanements, Horizon's leading airports are Seattle, Portland, Spokane and Boise. Based on revenues, its leading nonstop routes are Seattle-Portland, Seattle-Spokane and Seattle-Boise. At December 31, 1997, Horizon's operating fleet consisted of 15 jet and 47 turboprop aircraft. Horizon flights are listed under the Alaska Airlines designator code in airline computer reservation systems. Most Horizon flights are also dual-designated in these reservation systems as Northwest Airlines and Alaska Airlines. Currently, 32% of Horizon's passengers connect to either Alaska or Northwest.

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

BUSINESS RISKS
The Company's operations and financial results are subject to various uncertainties such as intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions.

Competition
Competition in the air transportation industry is intense. Any domestic air carrier deemed fit by the DOT is allowed to operate scheduled passenger service in the United States. Together, Alaska and Horizon carry 2.3% of all U.S. domestic passenger traffic. Alaska and Horizon compete with one or more domestic or foreign airlines on most of their routes. Some of these competitors are substantially larger than Alaska and Horizon, have greater financial resources and have more extensive route systems. Due to its shorthaul markets, Horizon is also subject to competition from surface transportation, particularly the automobile.

Most major U.S. carriers have developed, independently or in partnership with others, large computerized reservation systems (CRS). Airlines, including Alaska, and Horizon, are charged industry-set fees to have their flight schedules included in the various CRS displays used by travel agents and airlines. These systems are currently the predominant means of distributing airline tickets. In order to reduce anti-competitive practices, the DOT regulates the display of all airline schedules and fares. Alaska is exploring alternatives to existing distribution methods.

Fuel
Fuel costs represented 14.5% of the Company's total operating expenses in 1997. Fuel prices, which can be volatile and are largely outside of the Company's control, can have a significant impact on the Company's operating results. Currently, a one cent change in the fuel price per gallon affects annual fuel costs by approximately $3.2 million. The Company has in the past hedged against its exposure to fluctuations in the price of jet fuel, but does not currently do so. The Company evaluates hedging strategies on an ongoing basis.

Unionized Labor Force
Labor costs represented 33% of the Company's total operating expenses in 1997. Wage rates can have a significant impact on the Company's operating results. At December 31, 1997, labor unions represented 88% of Alaska's and 43% of Horizon's employees. The air transportation industry is regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions. The Company cannot predict the outcome of union contract negotiations nor control actions (e.g. work stoppage or slowdown) unions might take to try to influence those negotiations.

Leverage and Future Capital Requirements
The Company, like many airlines, is highly leveraged, which increases the volatility of its earnings. Due to high fixed costs, including aircraft lease commitments, a decrease in revenues could result in a disproportionately greater decrease in earnings. In addition, the Company has an ongoing need to finance new aircraft deliveries and there is no assurance that such financing will be available in sufficient amounts or on acceptable terms. See Item 7 for management's discussion of liquidity and capital resources.

Government Regulation; International Routes
The Company, like other airlines, is subject to regulation by the Federal Aviation Administration (FAA) and the United States Department of Transportation (DOT). The FAA, under its mandate to ensure aviation safety, has the authority to ground aircraft and to suspend temporarily or revoke permanently the authority of an air carrier or its licensed personnel for failure to comply with Federal Aviation Regulations and to levy civil penalties for such failure. The DOT has the authority to regulate certain airline economic functions including financial and statistical reporting, consumer protection, computerized reservations systems, essential air transportation and international route authority. The Company is subject to bilateral agreements between the United States and the foreign countries to which the Company provides service. There can be no assurance that existing bilateral agreements between the United States and the foreign governments will continue or that the Company's designation to operate such routes will continue.

Risk of Loss and Liability; Weather
The Company, like other airlines, is exposed to potential catastrophic losses in the event of aircraft accidents or terrorist incidents. Consistent with industry standards, the Company maintains insurance against such losses. However, any aircraft accident, even if fully insured, could cause a negative public perception of the Company with adverse financial consequences. Unusually adverse weather, as occurred during December 1996 in the Pacific Northwest, can significantly reduce flight operations, resulting in lost revenues and added expenses.

OTHER INFORMATION
Frequent Flyer Program
All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska's Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines, and by using the services of non-airline partners, which include a credit card partner, telephone companies, hotels and car rental agencies. Alaska is paid by non-airline partners for the miles it credits to member accounts. Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits and award levels.

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection Over 70% of the flight awards selected are subject to blackout dates and capacity-controlled seating. Effective in January 1996, miles have no expiration. As of the year end 1996 and 1997, Alaska estimates that 504,000 and 652,000 round trip flight awards could have been redeemed by Mileage Plan members who have mileage credits exceeding the 20,000 mile free round trip domestic ticket award threshold. At December 31, 1997, fewer than 4% of these flight awards were issued and outstanding. For the years 1995, 1996 and 1997, approximately 242,000, 173,000 and 185,000 round trip flight awards were redeemed and flown on Alaska and Horizon. These awards represent approximately 7% for 1995, 4% for 1996, and 3% for 1997, of the total passenger miles flown for each period.

Alaska maintains a liability for its Mileage Plan obligation which is based on its total miles outstanding, less an estimate for miles that will never be redeemed. The net miles outstanding are allocated between those credited for travel on Alaska, Horizon or other airline partners and those credited for using the services of non-airline partners.
Miles credited for travel on Alaska, Horizon or other airline partners are accrued at Alaska's incremental cost of providing the air travel. The incremental cost includes the cost of meals, fuel, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. A portion of the proceeds received from non-airline partners is also deferred. At December 31, 1996 and 1997, the total liability for miles outstanding was $17.3 million and $22.3 million, respectively.

Employees
Alaska had 8,578 active full-time and part-time employees at December 31, 1997. The following is a summary of Alaska's union contracts as of December 31, 1997:

                                            			Number of
	Union                   	Employee Group      	Employees	  Contract Status

International	            Mechanic, Rampservice	  1,786 	Amendable 8/31/97
Association of           	and Related Crafts	             		In negotiation
Machinists and
Aerospace Workers
                        		Clerical, Office and   	3,094 	Amendable 5/20/99
                        		Passenger Service

Air Line Pilots          	Pilots                 	1,085 	Amendable 4/30/03
Association International

Association of           	Flight Attendants      	1,491 	Amendable 3/14/99
Flight Attendants

Mexico Workers           	Mexico Airport            	61  	Amendable 4/1/98
Association              	Personnel
of Air Transport

Transport Workers        	Dispatchers               	16  	Amendable 2/9/02
Union of America


Horizon had 2,851 active full-time and part-time employees at December 31, 1997. The following is a summary of Horizon's union contracts as of December 31, 1997:

                                          				Number of
	Union	                  		Employee Group    	Employees  	Contract Status

Transport Workers         	Mechanics and        	403   	Amendable 4/24/98
Union of America	          related classifications

                         		Dispatchers           	26   	Amendable 5/10/02

Association of            	Flight Attendants    	281   	Amendable 1/28/03
Flight Attendants

National Automobile,	      Station personnel     	33	   Amendable 1/17/01
Aerospace, Transportation 	in Canada
and General Workers

International Brotherhood 	Pilots	               495    	Initial contract
of Teamsters		                                       negotiations in 1998


Selected Quarterly Consolidated Financial Information (Unaudited)

                  		1st Quarter  		2nd Quarter  		3rd Quarter	  	4th Quarter
                    	1996  	1997   	1996  	1997   	1996  	1997   	1996  	1997
                        				(in millions, except per share)
Operating revenues	$351.4	$380.4 	$416.7	$435.0	 $464.9	$501.2	 $359.2	$422.8
Operating income
 (loss)             	(5.2) 	(5.4)  	39.6  	40.9   	63.0  	76.3   	(8.4) 	27.2
Net income (loss)	   (7.2) 	(5.7)  	18.0  	20.8   	32.8  	42.2   	(5.6) 	15.1

Earnings (loss) per share:
	Basic	             (0.52)	 (0.39) 	1.26  	1.43   	2.27  	2.88  	(0.38) 	0.98
	Diluted           	(0.52)		(0.39) 	0.88  	1.01   	1.53  	1.96  	(0.38) 	0.73


The total of the amounts shown as quarterly earnings per share (EPS) may differ from the amount shown on the Consolidated Statement of Income because the annual computation is made separately and is based upon average number of shares (and equivalent shares for diluted EPS) outstanding for the year.

ITEM 2.	PROPERTIES

Aircraft
The following table describes the aircraft operated and their average age at December 31, 1997.

                  	Passenger								                 Average Age
Aircraft Type      	Capacity		Owned	 Leased	 Total	     in Years

Alaska Airlines
Boeing 737-200C	         111    	7	      1	     8	          17.4
Boeing 737-400          	140	    3	     25	    28	           3.9
McDonnell Douglas MD-80 	140	   16	     26	    42           	8.2
                              		26     	52	    78           	7.6

Horizon
Fairchild Metroliner III 	18   	--     	11    	11          	10.7
de Havilland Dash 8	      37   	--     	36    	36           	6.3
Fokker F-28	           62-69    	3     	12    	15          	14.6
                              			3     	59    	62           	9.0

Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," discusses future orders and options for additional aircraft.

Twelve of the 26 aircraft owned by Alaska as of December 31, 1997 are subject to liens securing long-term debt. Alaska's leased B737-200C, B737-400 and MD-80 aircraft have lease expiration dates in 1999, between 2002 and 2015, and between 1998 and 2013, respectively. Horizon's leased Fairchild Metroliner III, de Havilland Dash 8 and Fokker F-28 aircraft have expiration dates between 1998 and 2000, 1999 and 2013 and 2000 and 2002, respectively. However, as part of its fleet standardization plan, Horizon expects to return to the lessors or otherwise dispose of all of the Metroliners during 1998. Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Notes to Consolidated Financial Statements.

Special noise ordinances or agreements restrict the type of aircraft, the timing and the number of flights operated by Alaska and other air carriers at four Los Angeles area airports plus San Diego, Palm Springs, San Francisco and Seattle. At December 31, 1997, all of Alaska's aircraft meet the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990.

Ground Facilities and Services
Alaska and Horizon lease ticket counters, gates, cargo and baggage, office space and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings at various Alaska cities.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include: a three-bay hangar facility with maintenance shops; a flight operations and training center; an air cargo facility; a reservations and office facility; a four-story office building; its corporate headquarters; and two storage warehouses.
Alaska also leases a two-bay hangar/office facility at Sea-Tac.

Alaska's other major facilities include: a regional headquarters building, an air cargo facility (completed in 1997) and a leased hangar/office facility in Anchorage; a Phoenix reservations center; and a leased two-bay maintenance facility in Oakland.

Horizon owns its Seattle corporate headquarters building and leases maintenance facilities at the Portland and Boise airports. A new $17 million operations, training and aircraft maintenance facility is under construction in Portland and is expected to be completed in the second quarter of 1998.


ITEM 3.	LEGAL PROCEEDINGS

In October 1991, Alaska gave notice of termination of its code sharing and frequent flyer relationship with MarkAir, an airline based in the state of Alaska. Both companies have filed suit against one another in connection with that termination asserting breach of contract and other claims under state law. In June 1992, MarkAir filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In June 1997, MarkAir claimed damages of $57 million (later revised to $70 million) in connection with Alaska's actions. In January 1998, MarkAir's counsel notified the Company that, after application of attorneys' fees and prejudgement interest, its total claim was between $104 and $140 million. If MarkAir were to prevail at the $140 million amount, the after-tax effect would be to reduce shareholders' equity by approximately $82 million or 17%. However, the Company believes that it has valid defenses and is vigorously defending itself against the lawsuit. Trial is scheduled to begin in July 1998.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Alaska Air Group, Inc., their positions and their respective ages (as of March 1, 1998) are as follows:
	Name			Position		Age	Officer Since
John F. Kelly	       Chairman, President and Chief       	53    	1981
			                  Executive Officer of Alaska
			                  Air Group, Inc. and Chairman
                     and CEO of Alaska Airlines, Inc.

Harry G. Lehr	       Senior Vice President/Finance       	57    	1986
                  			of Alaska Air Group, Inc.
						               and Alaska Airlines, Inc.

Steven G. Hamilton	  Vice President/Legal and General 	   58	    1988
                  			Counsel of Alaska Air Group, Inc.
                  			and Alaska Airlines, Inc.

Keith Loveless      	Corporate Secretary and Associate   	41    	1996
		                  	General Counsel of Alaska Air
                  			Group, Inc. and Alaska Airlines, Inc.

The above officers have been employed as officers of Air Group or its subsidiary, Alaska Airlines, for more than five years except for Keith Loveless, who was elected as Corporate Secretary in 1996. Mr. Loveless joined the Alaska Airlines legal department in 1986 and continues to hold his current position as associate general counsel of Alaska Airlines, a post he has held since 1993.

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
	STOCKHOLDER MATTERS

As of December 31, 1997, there were 18,282,732 shares of common stock issued and outstanding and 4,876 shareholders of record. The Company also held 2,748,030 treasury shares at a cost of $62.6 million. The Company has not paid dividends on the common stock since 1992. Air Group's common stock is listed on the New York Stock Exchange (symbol:
ALK).

The following table shows the trading range of Alaska Air Group common stock on the New York Stock Exchange for 1996 and 1997.

                      		1996		             	1997
                 			High	  		Low	    		High   			Low
	First Quarter   	27-3/4	 15-7/8	    27-5/8	  20-3/4
	Second Quarter  	30-3/4 	24-1/4     26-1/4  	23
	Third Quarter   	28-1/8 	19-1/8    	33-5/16	 25-1/16
	Fourth Quarter	  25-1/8 	20-5/8     40-1/8  	30-3/16

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                                                       1993        1994        1995        1996          1997
Consolidated Financial Data:
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues                                  $1,128.3    $1,315.6    $1,417.5    $1,592.2      $1,739.4
Operating Expenses                                   1,145.1     1,241.6     1,341.8     1,503.2       1,600.4
Operating Income (Loss)                                (16.8)       74.0        75.7        89.0         139.0
Nonoperating expense, net (a)                          (29.0)      (33.0)      (41.7)      (24.7)        (15.4)
Income (loss) before income tax                        (45.8)       41.0        34.0        64.3         123.6
Net Income (Loss)                                     $(30.9)      $22.5       $17.3       $38.0         $72.4

Average shares outstanding                            13.340      13.367      13.485      14.241        14.785
Basic earnings (loss) per share                       $(2.51)      $1.69       $1.28       $2.67         $4.90
Diluted earnings (loss) per share                      (2.51)       1.62        1.26        2.05          3.53
At End of Period (in millions, except ratio):
Total assets                                        $1,135.0    $1,315.8    $1,313.4    $1,311.4      $1,533.1
Long-term debt and capital lease obligations           525.4       589.9       522.4       404.1         401.4
Shareholders' equity                                   166.8       191.3       212.5       272.5         475.3
Ratio of earnings to fixed charges                       (b)        1.36        1.28        1.57          2.10
Alaska Airlines Operating Data:
Revenue passengers (000)                               6,438       8,958      10,140      11,805        12,284
Revenue passenger miles (RPM) (000,000)                5,514       7,587       8,584       9,831        10,386
Available seat miles (ASM) (000,000)                   9,426      12,082      13,885      14,904        15,436
Revenue passenger load factor                           58.5%       62.8%       61.8%       66.0%         67.3%
Yield per passenger mile                               14.32c      12.20c      11.59c      11.67c        12.49c
Operating revenues per ASM                              9.62c       8.79c       8.23c       8.70c         9.38c
Operating expenses per ASM                              9.88c       8.27c       7.71c       8.10c         8.51c
Average full-time equivalent employees                 6,191       6,486       6,993       7,652         8,236
Horizon Air Operating Data:
Revenue passengers (000)                               2,752       3,482       3,796       3,753         3,686
Revenue passenger miles (RPM) (000,000)                  560         733         841         867           889
Available seat miles (ASM) (000,000)                     986       1,165       1,414       1,462         1,446
Revenue passenger load factor                           56.8%       62.9%       59.5%       59.3%         61.5%
Yield per passenger mile                               37.93c      33.35c      31.48c      33.14c        32.56c
Operating revenues per ASM                             22.65c      22.06c      19.77c      20.61c        21.00c
Operating expenses per ASM                             21.76c      20.95c      19.47c      20.60c        20.60c
Average full-time equivalent employees                 2,267       2,557       2,864       2,891         2,756
c=cents
(a) Includes capitalized interest of $.4 million, $.4 million, $.2 million, $1.0 million and $5.3 million for 1993, 1994, 1995, 1996, and 1997, respectively.

(b) For 1993, earnings are inadequate to cover fixed charges by $50.0 million.

                                                Alaska  Airlines Financial and Statistical Data
                                                     Quarter Ended December 31                          Year Ended December 31

Financial Data (in millions):                    1996         1997    % Change                     1996          1997  % Change
Operating Revenues:
Passenger                                       $254.8      $313.0        22.8                  $1,146.8     $1,297.0      13.1
Freight and mail                                  19.3        20.7         7.3                      82.7         82.9       0.2
Other - net                                       18.4        16.2       (12.0)                     67.8         68.0       0.3
Total Operating Revenues                         292.5       349.9        19.6                   1,297.3      1,447.9      11.6

Operating Expenses:
Wages and benefits                                96.8       106.1         9.6                     383.6        423.8      10.5
Employee profit sharing                           (6.7)        2.4         NM                        0.9         12.1       NM
Contracted services                               10.3        11.6        12.6                      36.9         42.5      15.2
Aircraft fuel                                     51.5        49.3        (4.3)                    200.5        199.7      (0.4)
Aircraft maintenance                              16.3        18.6        14.1                      57.1         67.4      18.0
Aircraft rent                                     37.6        38.2         1.6                     146.0        148.5       1.7
Food and beverage service                         10.6        11.8        11.3                      44.2         46.7       5.7
Commissions                                       19.7        22.9        16.2                      88.7        100.8      13.6
Other selling expenses                            14.5        11.7       (19.3)                     64.3         63.9      (0.6)
Depreciation and amortization                     13.6        14.9         9.6                      55.9         56.9       1.8
Gain on sale of assets                            (5.7)       (0.9)        NM                       (9.3)        (1.2)      NM
Landing fees and other rentals                    12.4        12.7         2.4                      49.9         53.1       6.4
Other                                             22.6        26.2        15.9                      88.6         99.4      12.2
Total Operating Expenses                         293.5       325.5        10.9                   1,207.3      1,313.6       8.8

Operating Income (Loss)                           (1.0)       24.4         NM                       90.0        134.3      49.2

Interest income                                    3.1         3.9                                  11.5         12.2
Interest expense                                  (6.1)       (5.9)                                (29.7)       (25.0)
Interest capitalized                               0.6         1.1                                   0.6          3.4
Other - net                                        1.3         0.1                                   2.1          2.5
                                                  (1.1)       (0.8)                                (15.5)        (6.9)

Income (Loss) Before Income Tax                  $(2.1)      $23.6                                 $74.5       $127.4

Operating Statistics:
Revenue passengers (000)                         2,804       2,958         5.5                    11,805       12,284       4.1
RPMs (000,000)                                   2,307       2,490         7.9                     9,831       10,386       5.6
ASMs (000,000)                                   3,495       3,847        10.1                    14,904       15,436       3.6
Passenger load factor                             66.0%       64.7%    (1.3)pts                     66.0%        67.3%   1.3 pts
Breakeven load factor                             69.3%       60.2%    (9.1)pts                     62.4%        60.5%  (1.9)pts
Yield per passenger mile                         11.04c      12.57c       13.8                     11.67c       12.49c      7.1
Operating revenue per ASM                         8.37c       9.10c        8.7                      8.70c        9.38c      7.8
Operating expenses per ASM                        8.40c       8.46c        0.8                      8.10c        8.51c      5.1
Fuel cost per gallon                              80.7c       71.7c      (11.0)                     75.2c        72.6c     (3.5)
Fuel gallons (000,000)                            63.9        68.8         7.7                     266.6        275.2       3.2
Average number of employees                      7,923       8,223         3.8                     7,652        8,236       7.6
Aircraft utilization (block hours)                10.8        11.2         3.7                      11.3         11.4       0.9
Operating fleet at period-end                       74          78         5.4                        74           78       5.4
NM = Not Meaningful
c=cents

                                                Horizon Air Financial and Statistical Data
                                                     Quarter Ended December 31                          Year Ended December 31

Financial Data (in millions):                    1996         1997    % Change                     1996          1997  % Change
Operating Revenues:
Passenger                                        $64.7       $72.7        12.4                    $287.3       $289.5       0.8
Freight and mail                                   2.8         2.7        (3.6)                     11.2         11.2       0.0
Other - net                                        0.7         1.0        42.9                       2.8          2.9       3.6
Total Operating Revenues                          68.2        76.4        12.0                     301.3        303.6       0.8

Operating Expenses:
Wages and benefits                                23.3        23.9         2.6                      92.5         94.4       2.1
Employee profit sharing                           (0.7)        0.8         NM                        0.0          1.4       NM
Contracted services                                1.6         1.7         6.2                       5.8          6.3       8.6
Aircraft fuel                                      9.3         8.4        (9.7)                     33.7         32.8      (2.7)
Aircraft maintenance                              10.8         8.0       (25.9)                     41.7         41.4      (0.7)
Aircraft rent                                      9.0         9.4         4.4                      35.3         35.5       0.6
Food and beverage service                          0.7         0.5       (28.6)                      2.5          1.9     (24.0)
Commissions                                        4.4         4.1        (6.8)                     19.2         17.9      (6.8)
Other selling expenses                             4.3         3.6       (16.3)                     17.5         16.5      (5.7)
Depreciation and amortization                      2.9         2.7        (6.9)                     11.4         11.2      (1.8)
Loss (gain) on sale of assets                     (0.6)       (0.1)        NM                        0.2         (0.7)      NM
Landing fees and other rentals                     3.2         3.5         9.4                      12.9         13.5       4.7
Other                                              7.1         6.7        (5.6)                     28.5         25.7      (9.8)
Total Operating Expenses                          75.3        73.2        (2.8)                    301.2        297.8      (1.1)

Operating Income (Loss)                           (7.1)        3.2         NM                        0.1          5.8       NM

Interest income                                    0.2         0.0                                   0.3          0.1
Interest expense                                  (0.3)       (0.3)                                 (0.9)        (1.8)
Interest capitalized                               0.3         0.6                                   0.4          1.8
Other - net                                        0.1         0.1                                   0.4          0.4
                                                   0.3         0.4                                   0.2          0.5

Income (Loss) Before Income Tax                  $(6.8)       $3.6                                  $0.3         $6.3

Operating Statistics:
Revenue passengers (000)                           903         938         3.9                     3,753        3,686      (1.8)
RPMs (000,000)                                     211         231         9.6                       867          889       2.6
ASMs (000,000)                                     365         376         2.9                     1,462        1,446      (1.1)
Passenger load factor                             57.8%       61.5%     3.7 pts                     59.3%        61.5%   2.2 pts
Breakeven load factor                             65.4%       58.3%    (7.1)pts                     59.3%        60.2%   0.9 pts
Yield per passenger mile                         30.71c      31.48c        2.5                     33.14c       32.56c     (1.8)
Operating revenue per ASM                        18.70c      20.32c        8.7                     20.61c       21.00c      1.9
Operating expenses per ASM                       20.64c      19.47c       (5.7)                    20.60c       20.60c     (0.0)
Fuel cost per gallon                              84.4c       76.3c       (9.6)                     78.9c        77.5c     (1.7)
Fuel gallons (000,000)                            11.0        11.0         0.0                      42.7         42.4      (0.7)
Average number of employees                      2,947       2,774        (5.8)                    2,891        2,756      (4.7)
Aircraft utilization (block hours)                 7.3         7.1        (2.7)                      7.7          7.1      (7.8)
Operating fleet at period-end                       62          62         0.0                        62           62       0.0
NM = Not Meaningful
c=cents

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Industry Conditions
During 1997, as part of the Taxpayer Relief Act, the 10% passenger ticket tax was replaced with a new system that combines a percentage tax with a per passenger segment fee. Effective October 1, 1997, the ticket tax is 9% plus $1 per segment. The percentage tax is scheduled to decrease over time and the segment fee is scheduled to increase. The $6 international departure tax has increased to $12 and a new $12 international arrival tax has been added. However, the Act retains the $6 rate for travel between Alaska and the U.S. mainland. This tax and the international taxes will be indexed to the CPI beginning January 1, 1999. The Taxpayer Relief Act also included these items that will affect the Company and the airline industry: (a) a new tax of 7.5% on payments to air carriers for the sale of miles in frequent flyer programs; (b) a phased-in increase from 50% to 80% for the deductible percentage of per diems paid to flight crews; and (c) faster cost recovery for alternative minimum tax purposes of aircraft purchased in 1999 and later years.

During 1996, fuel prices increased significantly for the Company and most of its competitors (approximately 20% or 12 cents per gallon over 1995 levels for Alaska Airlines). During 1997, fuel prices decreased approximately 3.5% from 1996 levels.

RESULTS OF OPERATIONS
1997 Compared with 1996 Consolidated net income in 1997 was $72.4 million, or $4.90 per share (basic) and $3.53 per share (diluted), compared with net income of $38.0 million, or $2.67 per share (basic) and $2.05 per share (diluted) in 1996. Consolidated operating income was $139.0 million in 1997 compared with $89.0 million in 1996. Of the $50.0 million improvement, $35.6 million occurred in the fourth quarter. Severe winter storms, high fuel prices and matching of competitors' lower fares adversely affected the 1996 fourth quarter. Alaska's annual operating income improved by $44.3 million, while Horizon's improved by $5.7 million. A discussion of operating results for the two airlines follows.

Alaska Airlines Operating income increased 49.2% to $134.3 million, resulting in a 9.3% operating margin as compared to a 6.9% margin in 1996. 1997 operating revenue per available seat mile (ASM) increased 7.8% to 9.38 cents while operating expenses per available seat mile increased 5.1% to 8.51 cents.

The increase in revenue per ASM was due to a 7.1% increase in system passenger yield combined with a 1.3 point improvement in passenger load factor. Most markets, including the three largest (Pacific Northwest - Southern California, Seattle - Anchorage and Pacific Northwest - Northern California), experienced increases in yields. Most markets also experienced increases in load factor including the Seattle-Anchorage market, which had a 4.9 point improvement. The higher yields and load factors reflect a more stabilized competitive environment in 1997.

Freight and mail revenues decreased 3.6% in the first half of 1997 due to more competition and increased 4.1% in the second half due to increased cargo capacity and higher mail rates.

Other-net revenues were essentially unchanged because an additional $5 million of proceeds from partners in Alaska's frequent flyer program were offset by a similar increase in the frequent flyer award liability.

The table below shows the major operating expense elements on a cost per available seat mile (ASM) basis in 1996 and 1997.

Alaska Airlines                	Operating Expenses Per ASM (In Cents)
                               		1996    	1997  	Change 	% Change
Wages and benefits	              2.57    	2.74     	.17     	7
Employee profit sharing	          .01	     .08     	.07    	NM
Contracted services	              .25     	.28     	.03    	12
Aircraft fuel                   	1.35    	1.29    	(.06)   	(4)
Aircraft maintenance             	.38	     .44     	.06    	16
Aircraft rent	                    .98     	.96    	(.02)   	(2)
Food and beverage service	        .30     	.30      	--    	--
Commissions	                      .59     	.65     	.06    	10
Other selling expenses           	.43      .41    	(.02)   	(5)
Depreciation and amortization    	.38     	.37    	(.01)   	(3)
Gain on sale of assets          	(.06)   	(.01)    	.05    	NM
Landing fees and other rentals   	.33     	.34     	.01     	3
Other                            	.59	     .66     	.07    	12
Alaska Airlines Total	           8.10    	8.51     	.41	     5
NM = Not Meaningful

Alaska's higher unit costs were primarily due to increased labor costs. Significant unit cost changes are discussed below.

Employees increased 7.6% (primarily in reservations and customer service positions) to service the 4.1% increase in passengers and also to improve on-time within 15 minutes flight departure performance, which improved from 77% on-time in 1996 to 82% on-time in 1997. Excluding profit sharing, average wages and benefits per employee were up 2.7%, primarily due to higher pilot wage rates and higher health insurance costs. The net effect was that wages and benefits expense increased more than the ASM growth, resulting in a 7% increase in cost per ASM.

Profit sharing expense increased the cost per ASM by .07 cents.
Effective for 1997, Alaska changed its profit sharing program so that eligible employees will receive their pro rata share of 10% of Alaska's adjusted pre-tax profits starting with the first dollar of pre-tax profits.

Fuel expense per ASM decreased 4%, primarily due to a 3.5% decrease in the price of fuel.

Maintenance expense per ASM increased 16% because significantly more engine repair expense was incurred in 1997 and a smaller proportion of airframe maintenance costs were capitalized.

Commission expense per ASM increased 10%, less than the 13% increase in passenger revenues because a lower percentage of sales were made by travel agents. In addition, the commission rate paid to travel agents decreased from 10% to 8% for sales made after September 30, 1997.
The gain on sale of assets in 1996 is primarily due to the sale of three jet aircraft.

Other expense per ASM increased 12%, primarily due to higher costs related to property and other taxes, flight crew hotels, employee hiring and communications.

Horizon Air Operating income increased from $0.1 million to $5.8 million, resulting in a 1.9% operating margin as compared to a zero margin in 1996. For 1997, operating revenue per ASM increased 1.9% to
21.00 cents while operating expenses per available seat mile remained even at 20.60 cents.

The increase in revenue per ASM was due to a 2.2 point increase in system passenger load factor, partially offset by a 1.8% decrease in passenger yield. The Seattle-to-Canada, Seattle-to-Montana and the Seattle-Boise markets experienced significant increases in load factors. The decrease in yields is believed to be due to a longer average passenger trip length in 1997 and to the presence of the passenger transportation tax for 10 months in 1997 versus 4 months in 1996.

The table below shows the major operating expense elements on a cost per ASM basis for Horizon in 1996 and 1997.

Horizon Air	                     Operating Expenses Per ASM (In Cents)
		                                 1996    	1997  	Change  	% Change
Wages and benefits	                6.33    	6.53     	.20     	3
Employee profit sharing	             --     	.09     	.09    	NM
Contracted services	                .39	     .43	     .04    	10
Aircraft fuel                     	2.30    	2.27   	 (.03)   	(1)
Aircraft maintenance	              2.85    	2.86     	.01    	--
Aircraft rent	                     2.41    	2.45	     .04     	2
Food and beverage service	          .17	     .13    	(.04)  	(24)
Commissions	                       1.31    	1.24	    (.07)   	(5)
Other selling expenses	            1.20    	1.14    	(.06)   	(5)
Depreciation and amortization      	.78     	.77    	(.01)   	(1)
Loss (gain) on sale of assets	      .01    	(.05)   	(.06)   	NM
Landing fees and other rentals     	.88     	.93     	.05     	6
Other                             	1.97  	  1.81    	(.16)   	(8)
Horizon Air Total	                20.60   	20.60      	--	    --
NM = Not Meaningful

Wages and benefits per ASM increased, primarily due to higher wage rates, payroll taxes and more 401(k) plan employer matching costs. Profit sharing expense increased due to profitable operations. Contracted services increased due to higher security screening and hiring costs. Food and beverage decreased due to a conscious effort to reduce costs and improve efficiency. Other expense decreased due to less flight crew training and personnel costs, lower insurance rates and decreased supplies expense.



Consolidated Nonoperating Income (Expense) Nonoperating expense decreased $9.3 million to $15.4 million, primarily due to smaller average debt balances, lower interest rates on variable interest rate debt and more interest capitalized.

1996 Compared with 1995 Consolidated net income in 1996 was $38.0 million, or $2.67 per share (basic) and $2.05 per share (diluted), compared with net income of $17.3 million, or $1.28 per share (basic) and $1.26 per share (diluted) in 1995. Consolidated operating income was $89.0 million compared with $75.7 million in 1995. Alaska's operating income improved by $17.7 million, but it was offset by lower operating results at Horizon.

Alaska Airlines Operating income increased 24.5% to $90.0 million, resulting in a 6.9% operating margin as compared with a 6.3% margin in 1995. Operating revenue per available seat mile (ASM) increased 5.8% to
8.70 cents while operating expenses per ASM decreased 5.1% to 8.10 cents. The increase in revenue per ASM was primarily due to a 4.2 point improvement in system passenger load factor. Higher unit costs were largely due to higher fuel prices and heavier passenger loads.

Horizon Air Operating income decreased 98% to $0.1 million primarily due to the fourth quarter, which was negatively impacted by adverse weather, increased competition, higher than normal maintenance expense and costs associated with transitioning to a simplified fleet.

Consolidated Nonoperating Income (Expense) Nonoperating expense decreased from $41.7 million to $24.7 million primarily due to lower interest rates on variable debt and smaller average debt balances. In addition, 1995 included a $2.2 million write-off of capitalized debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.

                      	       Dec. 31, 1996	   Dec. 31, 1997	   Change
	(In millions, except debt-to-equity and per share amounts)
Cash and marketable securities    	  $101.8	          $212.7  	 $110.9
Working capital (deficit)	          	(185.6)         		(48.7)	  	136.9
Long-term debt and
 capital lease obligations	          	404.1          		401.4	    	(2.7)
Shareholders' equity		                272.5	          	475.3	   	202.8
Book value per common share        	 $18.83         	 $26.00	    $7.17
Debt-to-equity	                     60%:40%         	46%:54%	       NA

1997 Financial Changes The Company's cash and marketable securities portfolio increased by $111 million during 1997. Operating activities provided $205 million of cash in 1997. Additional cash was provided by the sale and leaseback of four B737-400 aircraft and 13 Dash 8-200 aircraft ($247 million), issuance of common stock ($129 million) and issuance of long-term debt ($28 million). Cash was used for $439 million of capital expenditures including the purchase of two new MD-83 aircraft, three new B737-400 aircraft, a previously leased B737-400 aircraft, 13 new Dash 8-200 aircraft, flight equipment deposits and airframe and engine overhauls, net repayment of short-term borrowings ($47 million) and the repayment of debt ($26 million).
Like most airlines, the Company has a working capital deficit. The existence of a working capital deficit has not in the past impaired the Company's ability to meet its obligations as they become due and it is not expected to do so in the future.

Shareholders' equity increased by $203 million due to the sale of 3.45 million shares of common stock and net income of $72 million. These factors increased equity to 54% of capital, an improvement of 14 percentage points.

Financing Activities   During 1997, Alaska sold four B737-400 aircraft
and leased them back for 18 years; Horizon sold 13 Dash 8-200 aircraft and leased them back for 15 years.

In November 1997, Standard & Poors raised its corporate credit rating on Air Group and Alaska to double B minus from single B plus, citing a stabilized competitive position and improving financial profile.

In January 1998, the Company called its 6-7/8% convertible subordinated debentures and, based on recent stock prices, expects that substantially all of them will be converted into 1.608 million shares of common stock.

Commitments  During 1997, Alaska's lease commitments increased approximately $194 million due to the sale and leaseback of four B737-
400 aircraft.  In addition, Alaska ordered 15 Boeing 737 aircraft along with an option to acquire 10 more.  The value of the orders is approximately $510 million.  Horizon's lease commitments increased approximately $156 million due to the acquisition of 13 new Dash 8-200 aircraft.  In addition, Horizon ordered 10 new Dash 8-200 aircraft, valued at approximately $100 million.  At December 31, 1997, the Company had firm orders for 46 aircraft with a total cost of approximately
$1,015 million as set forth below.  In addition, Alaska has options to acquire 22 more B737s and Horizon has options to acquire 25 more Dash 8-
200s.  Alaska and Horizon expect to finance the new planes with either leases, long-term debt or internally generated cash.
                                          	Delivery Period - Firm Orders
Aircraft	               1998 	1999	 2000	  2001	  2002 	2003-05 	  Total
Boeing B737-400           	9    	2	   --    	--    	--     	--     	  11
Boeing B737-700          	--    	3   	--    	--    	--	     --	        3
Boeing B737-900          	--   	--   	--     	5	     5     	--     	  10
de Havilland Dash 8-200  	11    	1    	3	    --	    --  	    7       	22
Total                    	20    	6	    3	     5     	5	      7	       46
Cost (Millions)        	$398 	$167  	$30  	$175  	$175    	$70   	$1,015

The Company accrues the costs associated with returning leased aircraft over the lease period. As leased aircraft are retired, the costs are charged against the established reserve. At December 31, 1997, $43 million was reserved for leased aircraft returns.

Deferred Taxes At December 31, 1997, net deferred tax liabilities were $62 million, which includes $112 million of net temporary differences offset by $50 million of Alternative Minimum Tax (AMT) credits. The Company believes that all of its deferred tax assets, including its AMT credits, will be realized through profitable operations.

Year 2000 Computer Issue During the past eight years, the Company has been engaged in a number of projects to improve its information technology infrastructure. The Company expects to complete these projects during 1998 and 1999 at an estimated cost of $5 to $10 million. As a result of these activities, the Company's systems will be Year 2000 compliant. The direct cost of projects solely intended to correct Year 2000 problems is expected to be less than $1 million.

1996 Financial Changes The Company's cash and marketable securities portfolio decreased by $33 million during 1996. Operating activities provided $223 million of cash in 1996. Additional cash was provided by the sale and leaseback of three B737-400 aircraft ($86 million), the sale of three MD-80 aircraft ($52 million) and proceeds received from the issuance of common stock ($21 million). Cash was used for the purchase of two new MD-83 aircraft, two used B737-400 aircraft, two previously leased B737-200Cs, airframe and engine overhauls and other capital expenditures ($209 million), and aircraft purchase deposits ($61 million). Cash was also used to repay net short-term borrowings ($19 million), and $134 million of long-term debt (including $100 million repaid early). During 1996, Alaska replaced its $75 million credit facility with a $125 million credit facility with substantially the same terms and conditions.

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
See "Security Ownership of Certain Beneficial Owners and Management," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 19, 1997.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See "Transactions with Management and Others," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 20, 1997.

PART IV
ITEM 14.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K
(a)  Consolidated Financial Statements:	                           Page(s)
Selected Quarterly Consolidated Financial Information (Unaudited)	      5
Consolidated Balance Sheet as of December 31, 1996 and 1997	        20-21
Consolidated Statement of Income for the years ended
   December 31, 1995, 1996 and 1997	                                   22
Consolidated Statement of Shareholders' Equity for the years ended
   December 31, 1995, 1996 and 1997	                                   23
Consolidated Statement of Cash Flows for the years ended
   December 31, 1995, 1996 and 1997	                                   24
Notes to Consolidated Financial Statements	                         25-32
Report of Independent Public Accountants	                              33

Consolidated Financial Statement Schedule II,
 Valuation and Qualifying Accounts,
 for the years ended December 31, 1995, 1996 and 1997 						           34

See Exhibit Index on page 35.

(b)	A report on Form 8-K announcing orders for 15 Boeing 737 series aircraft was filed on November 20, 1997

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. ALASKA AIR GROUP, INC.

By:	 /s/ John F. Kelly							Date: February 10,
1998
	John F. Kelly, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 10, 1998 on behalf of the registrant and in the capacities indicated.

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
		Richard A. Wien

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
ASSETS

As of December 31  (In Millions)                             1996         1997
Current Assets
Cash and cash equivalents                                   $49.4       $102.6
Marketable securities                                        52.4        110.1
Receivables - less allowance for doubtful
  accounts (1996 - $1.3; 1997 - $1.2)                        69.7         72.6
Inventories and supplies                                     47.8         47.2
Prepaid expenses and other assets                            80.9         92.1
Total Current Assets                                        300.2        424.6

Property and Equipment
Flight equipment                                            851.6        950.1
Other property and equipment                                234.8        258.5
Deposits for future flight equipment                         84.4        108.9
                                                          1,170.8      1,317.5
Less accumulated depreciation and amortization              326.3        373.8
                                                            844.5        943.7
Capital leases:
Flight and other equipment                                   44.4         44.4
Less accumulated amortization                                25.5         27.5
                                                             18.9         16.9
Total Property and Equipment - Net                          863.4        960.6


Intangible Assets - Subsidiaries                             61.6         59.6


Other Assets                                                 86.2         88.3


Total Assets                                             $1,311.4     $1,533.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
LIABILITIES AND SHAREHOLDERS' EQUITY

As of December 31  (In Millions)                             1996         1997
Current Liabilities
Accounts payable                                            $65.4        $73.9
Accrued aircraft rent                                        52.8         60.7
Accrued wages, vacation and payroll taxes                    51.5         70.1
Other accrued liabilities                                    82.0         73.5
Short-term borrowings
(Interest rate: 1996 - 5.6%)                                 47.0            -
Air traffic liability                                       163.0        166.4
Current portion of long-term debt and
  capital lease obligations                                  24.1         28.7
Total Current Liabilities                                   485.8        473.3

Long-Term Debt and Capital Lease Obligations                404.1        401.4
Other Liabilities and Credits
Deferred income taxes                                        49.5         72.3
Deferred income                                              18.1         19.5
Other liabilities                                            81.4         91.3
                                                            149.0        183.1
Commitments
Shareholders' Equity
Preferred stock, $1 par value
  Authorized:       5,000,000 shares                           -            -
Common stock, $1 par value
  Authorized:      50,000,000 shares
  Issued: 1996 -  17,223,281 shares
          1997 -  21,030,762 shares                          17.2         21.0
  Capital in excess of par value                            166.8        292.5
  Treasury stock, at cost: 1996 - 2,748,550 shares
          1997 - 2,748,030 shares                           (62.6)       (62.6)
Deferred compensation                                        (2.7)        (1.8)
Retained earnings                                           153.8        226.2
                                                            272.5        475.3
Total Liabilities and Shareholders' Equity               $1,311.4     $1,533.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.
Year Ended December 31
(In Millions Except Per Share Amounts)            1995        1996        1997
Operating Revenues
Passenger                                      $1,258.2    $1,427.7    $1,574.5
Freight and mail                                   95.2        93.9        94.1
Other - net                                        64.1        70.6        70.8
Total Operating Revenues                        1,417.5     1,592.2     1,739.4
Operating Expenses
Wages and benefits                                427.8       477.0       531.7
Contracted services                                36.8        42.7        48.8
Aircraft fuel                                     181.2       234.2       232.6
Aircraft maintenance                               79.2        98.7       108.7
Aircraft rent                                     172.1       181.2       183.9
Food and beverage service                          44.7        46.6        48.5
Commissions                                        93.1       101.5       106.6
Other selling expenses                             72.8        81.8        80.4
Depreciation and amortization                      68.3        67.5        68.3
Loss (gain) on sale of assets                       0.2        (9.1)       (1.9)
Landing fees and other rentals                     57.7        62.4        66.2
Other                                             107.9       118.7       126.6
Total Operating Expenses                        1,341.8     1,503.2     1,600.4
Operating Income                                   75.7        89.0       139.0
Nonoperating Income (Expense)
Interest income                                    10.4        11.1        10.6
Interest expense                                  (51.5)      (38.4)      (33.6)
Interest capitalized                                0.2         1.0         5.3
Other - net                                        (0.8)        1.6         2.3
                                                  (41.7)      (24.7)      (15.4)
Income before income tax                           34.0        64.3       123.6
Income tax expense                                 16.7        26.3        51.2
Net Income                                        $17.3       $38.0       $72.4

Basic Earnings Per Share                          $1.28       $2.67       $4.90
Diluted Earnings Per Share                        $1.26       $2.05       $3.53
Shares used for computation:
  Basic                                          13.471      14.241      14.785
  Diluted                                        20.765      22.458      22.689

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.
                                                  Capital in    Treasury   Deferred
                                         Common    Excess of       Stock    Compen-    Retained
(In Millions)                             Stock    Par Value     at Cost     sation    Earnings      Total
Balances at December 31, 1994            $16.6        $152.8      $(71.8)     $(4.8)      $98.5     $191.3
1995 net income                                                                            17.3       17.3
Stock issued under stock plans             0.1           2.6                                           2.7
Treasury stock purchase
Employee Stock Ownership Plan
  shares allocated                                                              1.2                    1.2
Balances at December 31, 1995             16.7         155.4       (71.8)      (3.6)      115.8      212.5
1996 net income                                                                            38.0       38.0
Stock issued under stock plans             0.5           9.7                                          10.2
Treasury stock activity:
  Purchase (4,466 shares)                                           (0.1)                             (0.1)
  Sale (409,524 shares)                                  1.7         9.3                              11.0
Employee Stock Ownership Plan
  shares allocated                                                              0.9                    0.9
Balances at December 31, 1996             17.2         166.8       (62.6)      (2.7)      153.8      272.5
1997 net income                                                                            72.4       72.4
Issuance of 3,450,000 shares
 of common stock                           3.5         118.4                                         121.9
Stock issued under stock plans             0.3           7.1                                           7.4
Stock issued for convertible
 subordinated debentures                   0.0           0.2                                           0.2
Treasury stock activity:
  Purchase (2,094 shares)                                           (0.1)                             (0.1)
  Sale (2,614 shares)                                                0.1                               0.1
Employee Stock Ownership Plan                                                                          0.0
  shares allocated                                                              0.9                    0.9
Balances at December 31, 1997            $21.0        $292.5      $(62.6)     $(1.8)     $226.2     $475.3
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.
Year Ended December 31  (In Millions)                 1995     1996      1997
Cash flows from operating activities:
Net income                                          $17.3      $38.0     $72.4
Adjustments to reconcile net income to cash:
   Depreciation and amortization                     68.3       67.5      68.3
   Amortization of airframe and engine overhau       24.3       34.6      35.1
   Loss (gain) on disposition of assets and de        1.9       (9.1)     (1.9)
   Increase in deferred income taxes                 12.4        8.5      22.8
   Decrease (increase) in accounts receivable       (18.5)      18.8      (2.9)
   Increase in other current assets                 (17.2)     (13.9)    (10.6)
   Increase in air traffic liability                  1.0       38.6       3.4
   Increase in other current liabilities             15.5       36.9      26.5
   Other-net                                         20.5        3.0      (7.9)
Net cash provided by operating activities           125.5      222.9     205.2
Cash flows from investing activities:
Proceeds from disposition of assets                   3.8       58.1       6.9
Purchases of marketable securities                 (169.4)     (53.5)   (443.6)
Sales and maturities of marketable securities       153.5      110.4     385.9
Flight equipment deposits returned                   10.8        1.1       8.7
Additions to flight equipment deposits               (0.5)     (60.5)    (68.4)
Additions to property and equipment                (102.8)    (209.3)   (370.6)
Restricted deposits and other                         3.9        0.5      (2.0)
Net cash used in investing activities              (100.7)    (153.2)   (483.1)
Cash flows from financing activities:
Proceeds from short-term borrowings                  69.9       47.0      56.4
Repayment of short-term borrowings                  (29.0)     (65.9)   (103.4)
Proceeds from sale and leaseback transactions        56.0       85.6     246.7
Proceeds from issuance of long-term debt            128.8         -       28.0
Long-term debt and capital lease payments          (237.4)    (133.9)    (25.9)
Proceeds from issuance of common stock                2.8       10.2     129.3
Proceeds from sale of treasury stock                  -         10.9        -
Gain (loss) on debt retirement                       (1.7)        -         -
Net cash provided by (used in)
 financing activities                               (10.6)     (46.1)    331.1
Net increase in cash and cash equivalents            14.2       23.6      53.2
Cash and cash equivalents at beginning of year       11.6       25.8      49.4
Cash and cash equivalents at end of year            $25.8      $49.4    $102.6
Supplemental disclosure of cash paid during the year for:
  Interest (net of amount capitalized)              $52.6      $43.5     $28.7
  Income taxes                                        5.0       20.6      22.1
Noncash investing and financing activities:          None       None      None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alaska Air Group, Inc.
December 31, 1997

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Alaska Air Group, Inc. (Company or Air Group) and its subsidiaries, the principal subsidiaries being Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). All significant intercompany transactions are eliminated. Preparation of financial statements requires the use of management's estimates. Actual results could differ from those estimates. Certain reclassifications have been made in prior years' financial statements to conform to the 1997 presentation.

Alaska and Horizon operate as airlines. However, their business plans, competition and economic risks differ substantially. Alaska is a major airline serving Alaska, the West Coast, Mexico and Eastern Russia. It operates an all jet fleet and its average passenger trip is 846 miles. Horizon is a regional airline serving the Pacific Northwest, Northern California and Western Canada. It operates both jet and turboprop aircraft, and its average passenger trip is 241 miles. Substantially all of Alaska's and Horizon's sales occur in the United States. See
Note 11 for operating segment information.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces its cash balance when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance on its books which is reported as a current liability. The amount of the negative cash balance was $12.5 million and $10.1 million at December 31, 1996 and 1997, respectively.

Inventories and Supplies
Expendable and repairable aircraft parts, as well as other materials and supplies, are stated at average cost. An allowance for obsolescence is accrued on a straight-line basis over the estimated useful lives of the aircraft. Inventories related to the retired B727 fleet and other surplus items are carried at their net realizable value. The allowance at December 31, 1996 and 1997 for all inventories was $16.1 million and $18.0 million, respectively.

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

Intangible Assets-Subsidiaries
The excess of the purchase price over the fair value of net assets acquired is recorded as an intangible asset and is amortized over 40 years. Accumulated amortization at December 31, 1996 and 1997 was $21.1 million and $23.1 million, respectively.

Deferred Income
Deferred income results from the sale and leaseback of aircraft, the receipt of manufacturer or vendor credits, and from the sale of foreign tax benefits. This income is recognized over the term of the applicable agreements.

Frequent Flyer Awards
Alaska operates a frequent flyer award program that provides travel awards to members based on accumulated mileage. The estimated incremental cost of providing free travel is recognized as an expense and accrued as a liability as miles are accumulated. Alaska also defers recognition of income on a portion of the payments it receives from travel partners associated with its frequent flyer program. The frequent flyer award liability is relieved as travel awards are issued.

Passenger Revenues
Passenger revenues are considered earned at the time service is provided. Tickets sold but not yet used are reported as air traffic liability.


Contracted Services
Contracted services includes the expenses for aircraft ground handling, security, temporary employees and other similar services.

Other Selling Expenses
Other selling expenses includes credit card commissions, computerized reservations systems (CRS) charges, advertising and promotional costs. The costs of advertising are expensed the first time the advertising takes place. Advertising expense was $15.2 million, $15.6 million, and $11.0 million, respectively, in 1995, 1996 and 1997.

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

Stock Options
The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. See Note 6 for more information.

Derivative Financial Instruments
The Company periodically enters into interest rate swap agreements to hedge interest rate risk. The differential to be paid or received from these agreements is accrued as interest rates change and is recognized currently in the income statement. The Company periodically enters into hedge agreements to reduce its exposure to fluctuations in the price of jet fuel. A gain or loss is recorded quarterly if the fuel index average exceeds the ceiling price or falls below the floor price.

Note 2.	Marketable Securities
Marketable securities are investments that are readily convertible to cash and have original maturities that exceed three months. They are classified as available for sale and consisted of the following at December 31 (in millions):
                             	1996   	1997
Cost:
U.S. government securities  	$48.4	  $75.1
Asset backed obligations      	4.0   	35.0
                           		$52.4 	$110.1
Fair value:
U.S. government securities  	$48.2  	$75.2
Asset backed obligations	      4.0   	35.0
                           		$52.2  $110.2

There were no material unrealized holding gains or losses at December 31, 1996 or 1997.

Of the marketable securities on hand at December 31, 1997, 54% will mature during 1998 and the remainder will mature during 1999. Based on specific identification of securities sold, the following occurred in 1996 and 1997 (in millions):
                             	1996   	1997
Proceeds from sales	       	$110.4 	$385.9
Gross realized gains	         	0.3    	0.1
Gross realized losses        		0.1    	0.1

Realized gains and losses are reported as a component of interest income.

Note 3.	Other Assets
Other assets consisted of the following at December 31 (in millions):
	1996	1997
Restricted deposits      		 $64.6	   $67.5
Leasehold rights	            	8.4     	5.5
Deferred costs and other		   13.2    	15.3
                          		$86.2   	$88.3

Leasehold rights and deferred costs are amortized over the term of the related lease or contract.


Note 4.	Long-term Debt and Capital Lease Obligations
At December 31, 1996 and 1997, long-term debt and capital lease obligations were as follows (in millions):
                                     	1996     	1997
8.7%* fixed rate notes payable
	due through 2004	                  $115.5   	$103.5
6.4%* variable rate notes payable
	due through 2009                    	98.6    	114.9
6-1/2% convertible senior
	debentures due 2005	                132.3	    132.1
6-7/8% convertible subordinated
	debentures due 2004-2014            	54.0	     54.0
Long-term debt	                      400.4    	404.5
Capital lease obligations	            27.8     	25.6
Less current portion	                (24.1)	   (28.7)
                                   	$404.1    $401.4

* weighted average for 1997

At December 31, 1997, borrowings of $218.4 million are secured by flight equipment and real property. The 6-1/2% and 6-7/8% debentures are convertible into common stock at $21.50 and $33.60 per share, respectively, subject to adjustments in certain events. The 6-1/2% debentures are redeemable at the Company's option on or after June 15, 1998, initially at a redemption price of 104.33% of the principal amount, declining ratably to 100% over six years. The 6-7/8% debentures are redeemable at the Company's option at a redemption price of 101.38% of the principal amount at December 31, 1997, declining ratably to 100% on June 15, 1999.

At December 31, 1997, Alaska had a $125 million credit facility with commercial banks. Advances under this facility may be for up to a maximum maturity of four years. Borrowings may be used for aircraft acquisitions or other corporate purposes, and they bear interest at a rate which varies based on LIBOR. At December 31, 1997, no borrowings were outstanding under this credit facility.
Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets and additional indebtedness. At December 31, 1997, the Company was in compliance with all loan provisions, and under the most restrictive loan provisions, Alaska had $140 million of net worth above the minimum.

At December 31, 1997, long-term debt principal payments for the next five years were (in millions):
1998		$26.3
1999		$26.3
2000		$57.3
2001		$47.6
2002		$14.5

Note 5.	Commitments
Lease Commitments
Lease contracts for 113 aircraft have remaining lease terms of one to 18 years. The majority of airport and terminal facilities are also leased. Total rent expense was $201.9 million, $214.7 million and $218.7 million, in 1995, 1996 and 1997, respectively. Future minimum lease payments under long-term operating leases and capital leases as of December 31, 1997 are shown below (in millions):
                      		Operating Leases   	Capital
                  		  Aircraft 	Facilities	  Leases
1998	                   $178.2	      $16.9	   $ 4.1
1999	                    165.6	       16.7     	4.1
2000                    	156.3	       14.9     	4.1
2001	                    140.3	        9.8	     4.1
2002	                    137.5	        5.2	     4.1
Thereafter              	804.9	       71.0     	6.8
Total lease payments		$1,582.8	     $134.5    	27.3

Less amount representing interest		            (1.7)
Present value of capital lease payments	      $25.6

Aircraft Commitments
The Company has firm orders for 24 Boeing 737 series aircraft to be delivered between 1998 and 2002 and 22 Dash 8-200s to be delivered between 1998 and 2005. The total amount of these commitments is approximately $1.015 billion. As of December 31, 1997, deposits related to the future equipment deliveries were $100.6 million. In addition to the ordered aircraft, the Company holds purchase options on 22 Boeing 737s and 25 Dash 8-200s.

Note 6.	Stock Plans
Air Group has three stock option plans, which provide for the purchase of Air Group common stock at a stipulated price on the date of grant by certain officers and key employees of Air Group and its subsidiaries. Under the 1988 Plan, options for 1,720,700 shares were granted. Under the 1996 and 1997 Plans, options for 519,900 shares have been granted and, at December 31, 1997, 401,975 shares were available for grant. Under all plans, the incentive and nonqualified stock options granted have terms of up to approximately ten years. Grantees are 25% vested after one year, 50% after two years, 75% after three years and 100% after four years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1995, 1996 and 1997, respectively: dividend yield of 0%, 0% and 0%; volatility of 37%, 36% and 34%; risk-free interest rates of 6.46%, 6.33% and 5.69%; and expected lives of 5, 5 and 5 years. Using these assumptions, the weighted average fair value of options granted was $6.69, $9.58 and $14.04 in 1995, 1996 and 1997, respectively.

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
                    	1995     	1996     	1997
Net income (in millions):
 As reported       	$17.3    	$38.0    	$72.4
 Pro forma	          17.1     	37.4     	71.4
Basic EPS:
 As reported       	$1.28    	$2.67    	$4.90
 Pro forma	          1.27     	2.63     	4.83
Diluted EPS:
 As reported       	$1.26     $2.05    	$3.53
 Pro forma	          1.25	     2.03     	3.48

Changes in the number of shares subject to option, with their weighted average exercise prices, are summarized below:
                              	Shares   	Price
Outstanding, Dec. 31, 1994		1,044,143	  $17.15
Granted		                     425,500	   15.37
Exercised		                  (165,005)  	16.11
Canceled		                   (143,050)  	17.80
Outstanding, Dec. 31, 1995		1,161,588  	$16.56
Granted		                     379,900   	22.51
Exercised		                  (504,138)	  17.05
Canceled	                    	(45,525)  	17.13
Outstanding, Dec. 31, 1996		  991,825  	$18.57
Granted		                     245,800   	35.25
Exercised	                  	(349,575)  	17.36
Canceled	                     	(8,125)  	17.03
Outstanding, Dec. 31, 1997		  879,925  	$23.72

At December 31, 1997, 245,800 of the outstanding options (none of which are currently exercisable) had an exercise price of $35.25 and a remaining contractual life of 10.0 years. The other 634,125 outstanding options had a weighted average exercise price of $19.24 (ranging from $15.00 to $24.00), and a weighted average remaining contractual life of
7.9 years. The number of shares exercisable at year-end with their weighted average exercise prices, are summarized below:
                   	 Shares   	Price
December 31, 1995	 	596,338	  $17.24
December 31, 1996		 243,675	   16.70
December 31, 1997		 161,775	   19.08


Note 7.	Employee Benefit Plans
Pension Plans
Four defined benefit and five defined contribution retirement plans cover various employee groups of Alaska and Horizon. The defined benefit plans provide benefits based on an employee's term of service and average compensation for a specified period of time before retirement. Pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA).

The defined benefit plan assets are primarily common stocks and fixed income securities. Plan assets exceeded the accumulated benefit obligation at December 31, 1996 and 1997. The following table sets forth the funded status of the plans at December 31, 1996 and 1997 (in millions):
                                	1996    	1997
Benefit obligation -
Vested	                        $180.9  	$211.5
	Nonvested	                      22.1    	38.4
Accumulated benefit
  obligation		                 $203.0  	$249.9

Plan assets at fair value	     $223.7  	$289.2
Projected benefit obligation  		230.7   	307.4
Plan assets less projected
benefit obligation	              (7.0)  	(18.2)
Unrecognized transition asset		  (0.8)		  (0.5)
Unrecognized prior service cost 		2.6	   	60.1
Unrecognized loss		             	32.6   		(0.8)
Prepaid pension cost		         $ 27.4	 	$ 40.6

The weighted average discount rate used to determine the projected benefit obligation was 7.5% and 7.25% as of December 31, 1996 and 1997, respectively. The calculation assumed a weighted average rate of increase for future compensation levels of 5.1% and 3.2% for 1996 and 1997, respectively. The expected long-term rate of return on plan assets used in 1996 and 1997 was 10%.


Net pension expense for the defined benefit plans included the following components for 1995, 1996 and 1997 (in millions):

                           		1995    	1996    	1997
Service cost (benefits earned
during the period)	        $	11.4	  $	15.9	  $	17.3
Interest cost on projected
benefit obligation	          12.9    	15.4    	17.3
Actual return on  assets	   (37.0)  	(23.6)  	(47.6)
Net amortization
	and deferral               	23.3     	6.5    	26.4
Net pension expense	       $	10.6	  $	14.2	  $	13.4

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

Alaska and Horizon also maintain an unfunded, noncontributory benefit plan for certain elected officers. The present value of unfunded benefits for this plan was accrued as of December 31, 1996 and 1997.

Total expense for all pension plans was $22.2 million, $26.5 million and $29.0 million, respectively, in 1995, 1996 and 1997.

Profit Sharing Plans
Alaska and Horizon have employee profit sharing plans. Profit sharing expense for 1995, 1996 and 1997 was $-0-, $0.9 million and $13.5 million, respectively.


Other Postretirement Benefits
The Company allows retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees because the premiums received by the Company are less than the actual cost of the retirees' claims. The accumulated postretirement benefit obligation (APBO) for this subsidy at December 31, 1996 and 1997 was $13.5 million and $15.7 million, respectively.
The APBO is unfunded and is included with other liabilities on the Balance Sheet. Annual expense related to this subsidy is not considered material to disclose.

Note 8.	Income Taxes
Deferred income taxes result from temporary differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. Deferred tax assets and liabilities comprise the following at December 31 (in millions):

                              	1996       	1997
Excess of tax over book
  depreciation	              $146.7     	$161.8
Training expense	               0.8        	0.2
Other - net	                    1.2	        1.1
Gross deferred
tax liabilities	              148.7	      163.1
Loss carryforward	            (17.8)      	(0.5)
Alternative minimum tax	      (44.1)     	(50.1)
Capital leases	                (4.5)      	(4.5)
Ticket pricing adjustments	    (1.0)      	(1.2)
Frequent flyer program	        (6.6)      	(8.5)
Employee benefits	            (10.2)      	(7.8)
Aircraft return provisions	   (13.9)     	(16.0)
Deferred gains	                (3.1)      	(4.8)
Capitalized interest	          (1.5)      	(1.4)
Inventory obsolescence	        (7.1)      	(6.5)
Gross deferred tax assets   	(109.8)     	(101.3)
Net deferred
tax liabilities              	$ 38.9     	$ 61.8

Current deferred tax asset	  $ (10.6)	   $ (10.5)
Noncurrent deferred
tax liability	                  49.5	       72.3
Net deferred
tax liabilities              	$ 38.9	     $ 61.8

After consideration of temporary differences, taxable income for 1997 was approximately $99 million, which was partially offset by net operating losses generated in prior years. At December 31, 1997, no federal loss carryforwards remain.

The components of income tax expense were as follows (in millions):
                   		1995	   1996   	1997
Current tax expense:
	Federal	           $ 5.0  	$17.5	 $ 26.4
	State	               0.3    	0.9    	1.9
Total current	        5.3   	18.4	   28.3
Deferred tax expense:
	Federal	             9.2    	6.7   	18.5
	State	               2.2    	1.2    	4.4
Total deferred       11.4    	7.9   	22.9
Total tax expense  	$16.7  	$26.3	  $51.2

Income tax expense reconciles to the amount computed by applying the U.S. federal rate of 35% to income before taxes as follows (in millions):
                        	1995   	1996	   1997
Income before
  income tax           	$34.0  	$64.3 	$123.6
Expected tax expense	   $11.9	  $22.5	  $43.3
Nondeductible expenses 	  3.0    	2.8    	2.9
State income tax	         1.8    	1.0    	4.1
Other - net               	--     	--	    0.9
Actual tax expense	     $16.7   $26.3  	$51.2

Effective tax rate     	49.1%  	40.9%  	41.4%

Note 9.	Earnings per Share
Statement of Financial Accounting Standards No. 128, Earnings per Share
(EPS) was adopted for 1997 calendar year reporting. FAS 128 replaces "primary" and "fully-diluted" EPS with "basic" and "diluted" EPS. Basic EPS is calculated by dividing net income by the average number of common shares outstanding. Diluted EPS is calculated by dividing net income plus the after-tax interest expense on convertible debt by the average common shares outstanding plus additional common shares that would have been outstanding if conversion of the convertible debt and exercise of in-the-money stock options is assumed. EPS calculations were as follows (in millions except per share amounts):
                             	1995    	1996    	1997
Net income	                  $17.3   	$38.0   	$72.4
Avg. shares outstanding	    13.471  	14.241  	14.785
Basic earnings per share	    $1.28   	$2.67   	$4.90
Net income	                  $17.3   	$38.0   	$72.4
After-tax interest on:
 6-1/2% debentures	            2.7     	5.3     	5.3
 6-7/8% debentures	            2.3     	2.3	     2.3
 7-3/4% debentures	            0.6	     0.5      	--
 7-1/4% notes                 	3.3	      --      	--
Diluted EPS income	          $26.2   	$46.1   	$80.0
Avg. shares outstanding    	13.471  	14.241  	14.785
Assumed conversion of:
 6-1/2% debentures	          3.151   	6.151   	6.151
 6-7/8% debentures          	1.608   	1.608   	1.608
 7-3/4% debentures	          0.468   	0.361      	--
 7-1/4% notes	               2.053      	--      	--
Assumed exercise of
 stock options              	0.014   	0.097   	0.145
Diluted EPS shares	         20.765  	22.458  	22.689
Diluted earnings per share  	$1.26   	$2.05   	$3.53

Note 10.	 Financial Instruments
The estimated fair values of the Company's financial instruments were as follows (in millions):
                            December 31, 1996
                          	Carrying	     Fair
                            	Amount    	Value
Cash and cash equivalents	   $ 49.4	   $ 49.4
Marketable securities	         52.4     	52.2
Restricted deposits	           64.6     	64.6
Long-term debt	               400.4	    421.7

                         			December 31, 1997
                          	Carrying	     Fair
                            	Amount    	Value
Cash and cash equivalents   	$102.6	   $102.6
Marketable securities	        110.1	    110.1
Restricted deposits	           67.5	     67.5
Long-term debt	               404.5    	521.7
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

Note 11.	Operating Segment Information
Statement of Financial Accounting Standards No. 131, Disclosures About
Segments of an Enterprise and Related Information, was adopted for 1997 calendar year reporting.  Financial information for Alaska and Horizon follows (in millions):
                                   	1995      	1996      	1997
Operating revenues:
	Alaska                        	$1,142.3 	 $1,297.3  	$1,447.9
	Horizon	                          279.5     	301.3     	303.6
	Elimination of intercompany
	 revenues	                         (4.3)     	(6.4)    	(12.1)
	Consolidated	                   1,417.5   	1,592.2	   1,739.4
Depreciation and amortization expense:
		Alaska			                         58.2      	55.9	      56.9
		Horizon		                          9.9      	11.4      	11.2
Interest income:
		Alaska			                         10.3      	11.5      	12.2
		Horizon	                          	0.4       	0.3       	0.1
Interest expense:
		Alaska			                         40.3      	29.7      	25.0
		Horizon		                          0.6       	0.9       	1.8
Pretax income:
	Alaska		                           43.9      	74.5     	127.4
	Horizon	                            4.2       	0.3       	6.3
	Air Group	                        (14.1)	    (10.5)    	(10.1)
	Consolidated	                      34.0      	64.3      123.6
Total assets:
	Alaska		                        1,266.5   	1,247.9   	1,370.7
	Horizon                          	154.9     	173.3     	158.0
	Air Group	                        521.1     	524.3     	668.0
	Elimination of intercompany
	 accounts	                       (629.1)	   (634.1)   	(663.6)
	Consolidated	                   1,313.4   	1,311.4   	1,533.1
Capital expenditures:
		Alaska			                         87.9     	229.9     	293.0
		Horizon		                         15.4	      39.9	     145.9

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Alaska Air Group, Inc.:


We have audited the accompanying consolidated balance sheet of Alaska Air Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 1997and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


Seattle, Washington
January 26, 1998

VALUATION AND QUALIFYING ACCOUNTS
Alaska Air Group, Inc.                                                                Schedule II

                                                          Additions
                                           Beginning        Charged        (A)             Ending
(In Millions)                                Balance     to Expense     Deductions        Balance

Year Ended December 31, 1995
(a) Reserve deducted from asset
     to which it applies:
Allowance for doubtful accounts                 $2.3           $0.6          $(1.3)          $1.6
Obsolescence allowance for flight
     equipment spare parts                     $12.1           $2.7          $(1.3)         $13.5

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision               $25.6           $7.5          $(0.6)         $32.5


Year Ended December 31, 1996
(a) Reserve deducted from asset
     to which it applies:
Allowance for doubtful accounts                 $1.6           $0.7          $(1.0)          $1.3
Obsolescence allowance for flight
     equipment spare parts                     $13.5           $3.5          $(0.9)         $16.1

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision               $32.5           $9.4          $(3.3)         $38.6


Year Ended December 31, 1997
(a) Reserve deducted from asset
     to which it applies:
Allowance for doubtful accounts                 $1.3           $1.0          $(1.1)          $1.2
Obsolescence allowance for flight
     equipment spare parts                     $16.1           $3.4          $(1.5)         $18.0

(b) Reserve recorded as other
     long-term liabilities:
Leased aircraft return provision               $38.6          $11.4          $(6.8)         $43.2


(A) Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

	3.(i)	Articles of Incorporation of Alaska Air Group, Inc. as amended through
May 21, 1996
	3.(ii)	Bylaws of Alaska Air Group, Inc., as amended through Feb. 8, 1996
(Exhibit 3.(ii) to 1995 10-K)
	4.1	Amended and Restated Rights Agreement dated 8/7/96 between Alaska Air
Group, Inc. and The First National Bank of Boston, as Rights Agent
(Exhibit 2.1 to Form 8A-A filed 8/8/96)
	10.1	Lease Agreement dated Feb. 1, 1979 between Alaska Airlines, Inc. and the Alaska Industrial Development Authority (AIDA) (Exhibit 10-15 to
Registration Statement No. 2-70742)
	10.2	Lease Agreement dated April 1, 1978 between Alaska Airlines, Inc. and the AIDA (Exhibit 10-16 to Registration Statement No. 2-70742)
	10.3	Management Incentive Plan (1992 Proxy Statement)
	10.4	Loan Agreement dated as of December 1, 1984, between Alaska Airlines,
Inc. and the Industrial Development Corporation of the Port of Seattle
(Exhibit 10-38 to 1984 10-K)
	10.5	Alaska Air Group, Inc. 1984 Stock Option Plan, as amended through May
7, 1992 (Registration Statement No. 33-22358)
	10.6	Alaska Air Group, Inc. 1988 Stock Option Plan, as amended through May
19, 1992 (Registration Statement No. 33-52242)
	#10.7	Lease Agreement dated January 22, 1990 between International Lease
Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-
400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990
10-K)
	#10.8	Agreement dated September 18, 1996 between Alaska Airlines, Inc. and
Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to
Third Quarter 1996 10-Q)
	#10.9	Agreement dated August 28, 1996 between Horizon Air Industries, Inc.
and Bombardier for the purchase of 25 de Havilland Dash 8-200 aircraft
(Exhibit 10.2 to Third Quarter 1996 10-Q)
	10.10	Supplemental retirement plan arrangement between Horizon Air
Industries, Inc. and George D. Bagley (1996 Proxy Statement)
	10.11	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan
(Registration Statement 333-09547)
	10.12	Alaska Air Group, Inc. Non Employee Director Stock Plan (Registration
Statement 333-33727)
	10.13	Alaska Air Group, Inc. Profit Sharing Stock Purchase Plan
(Registration Statement 333-39889)
	10.14	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity
Plan (Registration Statement 333-39899)
	*10.15	Alaska Air Group, Inc. Supplementary Retirement Plan for Elected
Officers
	*10.16	1995 Elected Officers Supplementary Retirement Plan
	*12	Calculation of Ratio of Earnings to Fixed Charges
	21	Subsidiaries of the Registrant (Exhibit 22-01 to 1987 10-K)
	*23	Consent of Arthur Andersen LLP
	*27	Financial Data Schedule
* Filed herewith.
# Confidential treatment was granted as to a portion of this document.