Form 10-Q
period 1998-03-31
ALASKA AIR GROUP INC
filed 1998-04-29
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

           Delaware	91-1292054
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

	The registrant has 20,314,416 common shares, par value $1.00, outstanding at March 31, 1998.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheets as of March 31, 1998 and December 31, 1997; (ii) consolidated statements of income for the three months ended March 31, 1998 and 1997; (iii) consolidated statement of shareholders' equity for the three months ended March 31, 1998; and, (iv) consolidated statements of cash flows for the three months ended March 31, 1998 and 1997. Also attached are the accompanying notes to the Company's consolidated financial statements that have changed significantly during the three months ended March 31, 1998. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1997, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

Air Group is a holding company incorporated in Delaware in 1985. Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations
First Quarter 1998 Compared with First Quarter 1997
The consolidated net income for the first quarter of 1998 was $13.1 million, or $0.56 per share (diluted), compared with a net loss of $5.7 million, or $0.39 per share, in 1997. Consolidated operating income for the first quarter of 1998 was $22.5 million compared to an operating loss of $5.4 million for 1997. Lower fuel prices, adjusted for profit sharing, accounted for $18.8 million of the $27.9 million improvement in operating income. Airline financial and statistical data is shown following the Air Group financial statements. A discussion of this data follows.

Alaska Airlines Operating income improved to $22.5 million, resulting in a 6.5% operating margin as compared to a negative 0.5% margin in 1997. Operating revenue per available seat mile (ASM) increased 4.1% to 9.06 cents while operating expenses per ASM decreased 3.1% to 8.47 cents.

The increase in revenue per ASM was due to a 6.4% increase in system passenger yield partially offset by a 0.7 point decrease in passenger load factor. Most markets, including the three largest (Seattle - Anchorage, Pacific Northwest - Southern California and Pacific Northwest - Northern California), experienced increases in yields and load factors. The higher yields and load factors reflect a more stabilized competitive environment in those markets in 1998. Most of the ASM growth was in the Company's newest market, Vancouver, Canada, where daily round trip flights have increased from three to nine. Excluding this new market, the passenger load factor would have shown a slight increase over the prior year.

Freight and mail revenues increased 5.7%, primarily due to higher mail volumes and rates. Other-net revenues decreased 5.4% due to an increased deferral of revenue from travel partners in Alaska's frequent flyer program, and lower maintenance service revenue.

The table below shows the major operating expense elements on a cost per ASM basis for Alaska for the first quarters of 1997 and 1998.

Alaska Airlines                     	Operating Expenses Per ASM (In Cents)
                              		1997       	1998    	Change     	% Change
Wages and benefits	             2.77       	2.92       	.15             5
Employee profit sharing	          --        	.05       	.05           	NM
Contracted services	             .28        	.32	       .04           	14
Aircraft fuel	                  1.50	       1.03      	(.47)         	(31)
Aircraft maintenance	            .41        	.48       	.07           	17
Aircraft rent	                  1.02        	.98      	(.04)          	(4)
Food and beverage service       	.30        	.29      	(.01)          	(3)
Commissions	                     .63        	.57      	(.06)         	(10)
Other selling expenses	          .45        	.45        	--           	--
Depreciation and amortization	   .38        	.40       	.02	            5
Landing fees and other rentals	  .36        	.35      	(.01)          	(3)
Other	                           .64        	.63      	(.01)          	(2)
Alaska Airlines Total          	8.74       	8.47      	(.27)	          (3)
NM = Not Meaningful

Alaska's lower unit costs were primarily due to lower fuel prices, offset by higher labor costs. Significant unit cost changes are discussed below.

Employees increased 5.4%, in line with the 6.0% increase in ASMs.
Excluding profit sharing, average wages and benefits per employee were up 5.8%, primarily due to higher pilot wage rates and pension costs. The net effect was that wages and benefits expense increased more than the ASM growth, resulting in a 5% increase in cost per ASM.

Fuel expense per ASM decreased 31%, due to a 31% decrease in the price of fuel.

Maintenance expense per ASM increased 17%, because the 1997 results included a $1.0 million favorable spare parts adjustment, whereas the 1998 results included $0.9 million more materials usage and $0.8 million more amortization of engine and airframe overhauls.

Commission expense per ASM decreased 10%, because the commission rate paid to travel agents decreased from 10% to 8% for sales made October 1, 1997 and thereafter. As a percentage of passenger revenue, commissions decreased 15%, from 8.2% to 7.0%

Horizon Air Operating income improved to $0.4 million, resulting in a 0.5% operating margin as compared to a negative 5.2% margin in 1997. Operating revenue per ASM decreased 7.5% to 19.06 cents, while operating expenses per ASM decreased 12.5% to 18.96 cents.

The decrease in revenue per ASM was largely due to a 7.9% decrease in yield per revenue passenger mile (RPM), as the passenger load factor remained essentially constant at 59.0%. The decrease in yield per RPM is partly due to providing more nonstop service to existing city pairs with F-28 jets.

The table below shows the major operating expense elements on a cost per ASM basis for Horizon for the first quarters of 1997 and 1998.

Horizon Air                   	Operating Expenses Per ASM (In Cents)
                             		1997    	1998    	Change    	% Change
Wages and benefits	            6.76    	6.12     	(.64)        	(10)
Employee profit sharing	         --     	.02      	.02          	NM
Contracted services	            .45     	.43     	(.02)         	(4)
Aircraft fuel	                 2.62    	1.77     	(.85)	        (32)
Aircraft maintenance	          3.00    	2.66     	(.34)        	(11)
Aircraft rent                 	2.48    	2.51      	.03           	1
Food and beverage service      	.13     	.11     	(.02)        	(15)
Commissions	                   1.30     	.97     	(.33)         (25)
Other selling expenses	        1.25    	1.09     	(.16)	        (13)
Depreciation and amortization	  .85	     .69     	(.16)        	(19)
Loss (gain) on sale of assets 	(.20)     	--      	.20          	NM
Landing fees and other rentals	 .94     	.91     	(.03)         	(3)
Other                         	2.08	    1.68     	(.40)        	(19)
Horizon Air Total            	21.66   	18.96    	(2.70)        	(12)
NM = Not Meaningful

Horizon's unit costs decreased 12%, primarily due to 30% lower fuel prices, lower travel agency commission rates and more efficient operations that have resulted from a simplified fleet.

Consolidated Nonoperating Income (Expense) Nonoperating expense decreased from $4.7 million to $0.5 million due to $2.0 million more interest income earned on higher cash balances and less interest expense incurred due to conversion of the 6-7/8% convertible bonds in February 1998.

Income Tax Expense Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and the seasonality of the Company's business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 40.5% tax rate for the first quarter of 1998, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 41.4% tax rate used for full year 1997. This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                             	Dec. 31, 1997   	March 31, 1998   	Change
            	(In millions, except debt-to-equity and per share amounts)

Cash and marketable securities     	$	212.7          	$	251.1   	$	38.4
Working capital (deficit)	           	(48.7)          		(38.4)   		10.3
Long-term debt
 and capital lease obligations      		401.4           		334.7   		(66.7)
Shareholders' equity		                475.3           		553.1    		77.8
Book value per common share        	$	26.00	          $	27.23   	$	1.23
Debt-to-equity	                     46%:54%	          38%:62%	       NA

The Company's cash and marketable securities portfolio increased by $38 million during the first three months of 1998. Operating activities provided $74 million of cash during this period. Additional cash was provided by the sale and leaseback of two B737-400 aircraft and two Dash 8-200 aircraft ($83 million). Cash was used for $122 million of capital expenditures, including the purchase of three new B737-400 aircraft, two new Dash 8-200 aircraft, flight equipment deposits and airframe and engine overhauls and the repayment of debt ($7 million).

Shareholders' equity increased $78 million due to the conversion of $59 million of convertible bonds into common stock, net income of $13 million and issuance of $6 million of common stock under stock plans.

Year 2000 Computer Issue The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company anticipates completing this project for key systems in early 1999 and believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not pose significant operational problems. The total direct costs of the Company's year 2000 project are currently estimated at less than $1 million. Additional systems currently under review may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration (FAA) that provide essential aviation industry infrastructure. There can be no assurance that such third parties on which the Company's business relies will successfully remediate their systems on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. Areas that could be adversely affected include flight operations, maintenance, planning, reservations, sales, accounting and the frequent flyer program. To the extent possible, the Company is developing and executing contingency plans designed to allow continued operation in the event of failure of third party systems or products.

PART II.  OTHER INFORMATION
ITEM 5.  Other Information
During the first quarter of 1998, Alaska's mechanics, inspectors, cleaners, janitors and fleet service employees voted to be represented by the Aircraft Mechanics Fraternal Association (AMFA) rather than the International Association of Machinists (IAM). The negotiation of an initial contract is expected to begin during June 1998. The IAM will continue to represent Alaska's stock clerks and ramp service employees, whose contract became amendable August 31, 1997. Negotiation of a new contract for those employees is expected to resume during the second quarter of 1998.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)		Exhibit 27.1 - Financial data schedule for the three months ended March
31, 1998.
	Exhibit 27.2 - Financial data schedule for the year ended December 31,
1996, restated to show 	basic and diluted earnings per share.
	Exhibit 27.3 - Financial data schedule for the six months ended June
30, 1996, restated to show 	basic and diluted earnings per share.
	Exhibit 27.4 - Financial data schedule for the nine months ended
September 30, 1996, restated to 	show basic and diluted earnings per share.
	Exhibit 27.5 - Financial data schedule for 	the six months ended June
30, 1997, restated to show 	basic and diluted earnings per share.
	Exhibit 27.6 - Financial data schedule for 	the nine months ended
September 30, 1997, restated to 	show basic and diluted earnings per share.

(b)	No reports on Form 8-K were filed during the first quarter of 1998.


Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  April 29, 1998


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
ASSETS
                                                     December 31,   March 31,
(In Millions)                                               1997          1998
Current Assets
Cash and cash equivalents                                 $102.6         $77.7
Marketable securities                                      110.1         173.4
Receivables - net                                           72.6          86.0
Inventories and supplies                                    47.2          46.4
Prepaid expenses and other assets                           92.1          97.5
Total Current Assets                                       424.6         481.0

Property and Equipment
Flight equipment                                           950.1         987.5
Other property and equipment                               258.5         264.6
Deposits for future flight equipment                       108.9          95.1
                                                         1,317.5       1,347.2
Less accumulated depreciation and amortization             373.8         388.9
                                                           943.7         958.3
Capital leases:
Flight and other equipment                                  44.4          44.4
Less accumulated amortization                               27.5          28.0
                                                            16.9          16.4
Total Property and Equipment - Net                         960.6         974.7


Intangible Assets - Subsidiaries                            59.6          59.0


Other Assets                                                88.3          87.6


Total Assets                                            $1,533.1      $1,602.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     December 31,   March 31,
(In Millions)                                               1997          1998
Current Liabilities
Accounts payable                                           $73.9         $81.4
Accrued aircraft rent                                       60.7          56.2
Accrued wages, vacation and payroll taxes                   70.1          53.9
Other accrued liabilities                                   73.5          85.5
Air traffic liability                                      166.4         213.2
Current portion of long-term debt and
  capital lease obligations                                 28.7          29.2
Total Current Liabilities                                  473.3         519.4

Long-Term Debt and Capital Lease Obligations               401.4         334.7
Other Liabilities and Credits
Deferred income taxes                                       72.3          78.6
Deferred income                                             19.5          24.2
Other liabilities                                           91.3          92.3
                                                           183.1         195.1
Shareholders' Equity
Common stock, $1 par value
  Authorized:      50,000,000 shares
  Issued: 1997 -  21,030,762 shares
          1998 -  23,062,494 shares                         21.0          23.1
  Capital in excess of par value                           292.5         355.0
  Treasury stock, at cost: 1997 - 2,748,030 shares
    1998 - 2,748,078 shares                                (62.6)        (62.6)
Deferred compensation                                       (1.8)         (1.7)
Retained earnings                                          226.2         239.3
                                                           475.3         553.1
Total Liabilities and Shareholders' Equity              $1,533.1      $1,602.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.
Three Months Ended March 31
(In Millions Except Per Share Amounts)                1997           1998
Operating Revenues
Passenger                                           $342.9        $378.3
Freight and mail                                      20.0          21.0
Other - net                                           17.5          17.1
Total Operating Revenues                             380.4         416.4
Operating Expenses
Wages and benefits                                   122.5         136.9
Contracted services                                   11.5          13.6
Aircraft fuel                                         62.7          46.1
Aircraft maintenance                                  25.2          28.8
Aircraft rent                                         44.9          47.0
Food and beverage service                             11.0          11.4
Commissions                                           24.8          22.6
Other selling expenses                                20.4          21.5
Depreciation and amortization                         16.7          17.9
Loss (gain) on sale of assets                         (0.7)          0.0
Landing fees and other rentals                        15.9          16.9
Other                                                 30.9          31.2
Total Operating Expenses                             385.8         393.9
Operating Income (Loss)                               (5.4)         22.5
Nonoperating Income (Expense)
Interest income                                        1.9           3.9
Interest expense                                      (8.4)         (6.8)
Interest capitalized                                   1.0           1.6
Other - net                                            0.8           0.8
                                                      (4.7)         (0.5)
Income (loss) before income tax                      (10.1)         22.0
Income tax expense (credit)                           (4.4)          8.9
Net Income (Loss)                                    $(5.7)        $13.1

Basic Earnings (Loss) Per Share                     $(0.39)        $0.69
Diluted Earnings (Loss) Per Share                   $(0.39)        $0.56
Shares used for computation:
  Basic                                               14.5          19.1
  Diluted                                             14.5          26.4

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.
                                           Common              Capital in   Treasury    Deferred
                                          Shares     Common     Excess of      Stock     Compen-   Retained
(In Millions)                         Outstanding     Stock     Par Value    at Cost      sation   Earnings      Total
Balances at December 31, 1997              18.283     $21.0         $292.5     $(62.6)      $(1.8)    $226.2     $475.3
Net income for the three months
  ended March 31, 1998                                                                                  13.1       13.1
Stock issued under stock plans              0.163       0.2            5.4                                          5.6
Stock issued for convertible
 subordinated debentures                    1.868       1.9           57.1                                         59.0
Employee Stock Ownership Plan
  shares allocated                                                                            0.1                   0.1

Balances at March 31, 1998                 20.314     $23.1         $355.0     $(62.6)      $(1.7)    $239.3     $553.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.
Three Months Ended March 31  (In Millions)                 1997          1998
Cash flows from operating activities:
Net income (loss)                                          $(5.7)        $13.1
Adjustments to reconcile net income (loss) to cash:
   Depreciation and amortization                            16.7          17.9
   Amortization of airframe and engine overhauls             8.4           9.6
   Loss (gain) on disposition of assets                     (0.7)           -
   Deferred income taxes                                    (4.8)          6.3
   Increase in accounts receivable                         (13.0)        (13.5)
   Decrease (increase) in other current assets              11.0          (4.6)
   Increase in air traffic liability                        46.5          46.8
   Decrease in other current liabilities                   (16.6)         (1.2)
   Other-net                                                (5.1)         (0.7)
Net cash provided by operating activities                   36.7          73.7
Cash flows from investing activities:
Purchases of marketable securities                         (14.6)        (84.2)
Sales and maturities of marketable securities                7.0          20.9
Flight equipment deposits returned                            -            5.7
Additions to flight equipment deposits                      (6.7)        (12.9)
Additions to property and equipment                        (32.0)       (109.4)
Restricted deposits and other                                2.2          (0.5)
Net cash used in investing activities                      (44.1)       (180.4)
Cash flows from financing activities:
Proceeds from short-term borrowings                         28.0            -
Repayment of short-term borrowings                         (47.0)           -
Proceeds from sale and leaseback transactions                 -           82.9
Long-term debt and capital lease payments                   (6.4)         (6.7)
Proceeds from issuance of common stock                       1.7           5.6
Net cash provided by (used in) financing activities        (23.7)         81.8
Net decrease in cash and cash equivalents                  (31.1)        (24.9)
Cash and cash equivalents at beginning of period            49.4         102.6
Cash and cash equivalents at end of period                 $18.3         $77.7
Supplemental disclosure of cash paid (received) during the period for:
  Interest (net of amount capitalized)                      $4.7          $4.4
  Income taxes (refunds)                                    (4.5)           -
Noncash investing and financing activities:
 1997 - None
 1998 - $59.6 million of convertible debentures were converted into 1.9 million shares of common stock.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE THREE MONTHS ENDED MARCH 31, 1998
Alaska Air Group, Inc.

Note 1.	Commitments (See Note 5 to Consolidated Financial Statements at
December 31, 1997)
During the first three months of 1998, Alaska's lease commitments increased approximately $92 million due to the sale and leaseback of two B737-400 aircraft under 18-year operating leases. During the first three months of 1998, Horizon's lease commitments increased approximately $27 million due to the sale and leaseback of two Dash 8-200 aircraft under 15-year operating leases.

Note 2.	Earnings per Share (See Note 9 to Consolidated Financial
Statements at December 31, 1997)
Earnings per share (EPS) calculations were as follows) for the three months ended March 31 (in millions except per share amounts):

                            		1997      	1998
Net income (loss)		          $(5.7)    	$13.1
Avg. shares outstanding     	14.489   	19.087
Basic earnings per share	   $(0.39)	    $0.69

Net income (loss)          		$(5.7)	    $13.1
After-tax interest on:
 6-1/2% debentures		            --	       1.3
 6-7/8% debentures		            --       	0.3
Diluted EPS income		         $(5.7)    	$14.7
Avg. shares outstanding	     14.489   	19.087
Assumed conversion of:
 6-1/2% debentures		            --     	6.002
 6-7/8% debentures		            --	     1.036
Assumed exercise of
 stock options		                --     	0.259
Diluted EPS shares         		14.489	   26.384
Diluted earnings per share	 $(0.39)    	$0.56

Convertible debentures and stock options only enter the diluted EPS calculation when their individual effect is dilutive.

Note 3.	Operating Segment Information (See Note 11 to Consolidated
Financial Statements at December 31, 1997)
Operating segment information for Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon) for the three months ended March 31 was as follows (in millions):

                            		1997	      1998
Operating revenues:
	Alaska		                   $311.6	    $344.1
	Horizon		                    71.0      	75.1
	Elimination of
	 intercompany revenues      	(2.2)     	(2.8)
	Consolidated		             $380.4     $416.4

Pretax income (loss):
	Alaska		                    $(3.8)     $24.1
	Horizon		                    (3.8)	      0.5
	Air Group		                  (2.5)     	(2.6)
	Consolidated		             $(10.1)	    $22.0

Total assets at end of period:
	Alaska	                 	$1,233.3   $1,450.3
	Horizon		                   163.8     	162.3
	Air Group		                 525.5     	683.1
	Elimination of
	 intercompany accounts    	(613.9)   	(693.4)
	Consolidated		           $1,308.7   $1,602.3

                                       Airline Financial and Statistical Data
Quarter Ended March 31
                                                       Alaska Airlines                       Horizon Air

Financial Data (in millions):               1997      1998    % Change         1997      1998   % Change
Operating Revenues:
Passenger                                 $277.4    $309.8        11.7        $67.8     $71.4        5.3
Freight and mail                            17.4      18.4         5.7          2.6       2.6        0.0
Other - net                                 16.8      15.9        (5.4)         0.6       1.1       83.3
Total Operating Revenues                   311.6     344.1        10.4         71.0      75.1        5.8

Operating Expenses:
Wages and benefits                          99.2     110.7        11.6         23.3      24.1        3.4
Employee profit sharing                      0.0       2.0         NM           0.0       0.1        NM
Contracted services                         10.0      12.0        20.0          1.6       1.7        6.2
Aircraft fuel                               53.7      39.1       (27.2)         9.0       7.0      (22.2)
Aircraft maintenance                        14.8      18.3        23.6         10.4      10.5        1.0
Aircraft rent                               36.4      37.2         2.2          8.5       9.9       16.5
Food and beverage service                   10.6      11.0         3.8          0.5       0.5        0.0
Commissions                                 22.6      21.6        (4.4)         4.5       3.8      (15.6)
Other selling expenses                      16.1      17.2         6.8          4.3       4.3        0.0
Depreciation and amortization               13.7      15.1        10.2          2.9       2.7       (6.9)
Gain on sale of assets                       0.0       0.0                     (0.7)      0.0        NM
Landing fees and other rentals              12.7      13.3         4.7          3.2       3.6       12.5
Other                                       23.3      24.1         3.4          7.2       6.5       (9.7)
Total Operating Expenses                   313.1     321.6         2.7         74.7      74.7       (0.0)

Operating Income (Loss)                     (1.5)     22.5                     (3.7)      0.4

Interest income                              2.4       4.4                      0.0       0.0
Interest expense                            (6.2)     (4.7)                    (0.5)     (0.4)
Interest capitalized                         0.7       1.1                      0.3       0.5
Other - net                                  0.8       0.8                      0.1       0.0
                                            (2.3)      1.6                     (0.1)      0.1

Income (Loss) Before Income Tax            $(3.8)    $24.1                    $(3.8)     $0.5

Operating Statistics:
Revenue passengers (000)                   2,770     2,863         3.4          856       924        7.9
RPMs (000,000)                             2,342     2,459         5.0          204       233       14.4
ASMs (000,000)                             3,582     3,798         6.0          345       394       14.4
Passenger load factor                       65.4%     64.7%    (0.7)pts        59.1%     59.0%   (0.1)pts
Breakeven load factor                       67.1%     60.0%    (7.1)pts        63.4%     58.6%   (4.8)pts
Yield per passenger mile                   11.84c    12.60c        6.4        33.30c    30.65c      (7.9)
Operating revenue per ASM                    8.7c      9.1c        4.1         20.6c     19.1c      (7.5)
Operating expenses per ASM                   8.7c      8.5c       (3.1)        21.7c     19.0c     (12.5)
Fuel cost per gallon                        83.2c     57.5c      (30.8)        87.9c     61.8c     (29.7)
Fuel gallons (000,000)                      64.6      67.9         5.1         10.3      11.3        9.7
Average number of employees                7,921     8,353         5.4        2,812     2,783       (1.0)
Aircraft utilization (block hours)          11.2      11.2         0.0          7.0       7.4        5.7
Operating fleet at period-end                  75        80        6.7            59        53     (10.2)
NM = Not Meaningful
c = cents