Form 10-Q
period 1998-06-30
ALASKA AIR GROUP INC
filed 1998-07-29
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

           Delaware	91-1292054
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

	The registrant has 26,206,545 common shares, par value $1.00, outstanding at June 30, 1998.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheets as of June 30, 1998 and December 31, 1997; (ii) consolidated statements of income for the quarters and six months ended June 30, 1998 and 1997; (iii) consolidated statement of shareholders' equity for the six months ended June 30, 1998; and, (iv) consolidated statements of cash flows for the six months ended June 30, 1998 and 1997. Also attached are the accompanying notes to the Company's consolidated financial statements that have changed significantly during the six months ended June 30, 1998. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1997, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

Air Group is a holding company incorporated in Delaware in 1985. Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations
Second Quarter 1998 Compared with Second Quarter 1997
The consolidated net income for the second quarter of 1998 was $38.9 million, or $1.51 per share (diluted), compared with net income of $20.8 million, or $1.01 per share in 1997. Consolidated operating income for the second quarter of 1998 was $62.6 million compared to $40.9 million for 1997. Lower fuel prices, adjusted for profit sharing, accounted for $11.8 million of the $21.7 million improvement in operating income. Airline financial and statistical data is shown following the Air Group financial statements. A discussion of this data follows.

Alaska Airlines Operating income increased 37.1% to $57.7 million, resulting in a 14.3% operating margin as compared to a 11.5% margin in 1997. Operating revenue per available seat mile (ASM) increased 1.2% to
9.67 cents while operating expenses per ASM decreased 2.0% to 8.29 cents. The increase in revenue per ASM was due to a 0.5 point improvement in system passenger load factor combined with a 0.9% increase in system passenger yield. The higher load factor and higher yield reflect a more stabilized competitive environment in 1998.

Freight and mail revenues increased 4.1% due to higher freight volumes. Other-net revenues increased 6.6% due to increased revenue from travel partners in Alaska's frequent flyer program.
The table below shows the major operating expense elements on a cost per ASM basis for Alaska for the second quarters of 1997 and 1998.

Alaska Airlines	Operating Expenses Per ASM (In Cents)
                             		1997 	 1998  	Change  	% Change
Wages and benefits            	2.79  	2.81    	.02         	1
Employee profit sharing	        .08   	.14    	.06        	NM
Contracted services	            .26   	.31    	.05        	19
Aircraft fuel	                 1.23   	.96   	(.27)      	(22)
Aircraft maintenance	           .42   	.54    	.12        	29
Aircraft rent	                  .94   	.92   	(.02)       	(2)
Food and beverage service	      .30   	.29   	(.01)       	(3)
Commissions	                    .66   	.57   	(.09)      	(14)
Other selling expenses	         .41   	.45    	.04        	10
Depreciation and amortization	  .36   	.37    	.01         	3
Landing fees and other rentals 	.35  	 .37    	.02         	6
Other	                          .66   	.56   	(.10)	      (15)
Alaska Airlines Total         	8.46  	8.29	   (.17)       	(2)
NM = Not Meaningful

Alaska's lower unit costs were primarily due to lower fuel prices, offset by higher maintenance and profit sharing costs. Significant unit cost changes are discussed below.

Contracted services per ASM increased 19%, primarily due to greater use of temporary employees (particularly in computer systems development), higher shipping charges incurred and increased navigation fees in Canada and Mexico.

Fuel expense per ASM decreased 22%, due to a 22% decrease in the price of fuel.

Maintenance expense per ASM increased 29%, primarily due to a B737-400 auxiliary power unit retrofit program, increased engine repairs, higher cost of airframe materials and a greater number of annual aircraft inspections (C checks) performed.

Commission expense per ASM decreased 14%, because the commission rate paid to travel agents decreased from 10% to 8% for sales made October 1, 1997 and thereafter. As a percentage of passenger revenue, commissions expense decreased 14%, from 7.7% to 6.6%.

Other selling expenses per ASM increased 10%, primarily due to the timing of recording advertising expenses. On a year-to-date basis, other selling expenses per ASM is up 5%.

Other expense per ASM decreased 15%, primarily due to a $2.7 million recovery of California property taxes that resulted from settlement of industry litigation.

Horizon Air Operating income improved to $5.4 million, resulting in a 6.3% operating margin as compared to a negative 1.1% margin in 1997. Operating revenue per ASM decreased 5.3% to 19.60 cents, while operating expenses per ASM decreased 12.3% to 18.36 cents.

The decrease in revenue per ASM was due to a 6.9% decrease in yield per revenue passenger mile (RPM), offset by a 1.1 point increase in passenger load factor. The decrease in yield per RPM is partly due to providing more longer-haul nonstop service to existing city pairs with F-28 jets.

The table below shows the major operating expense elements on a cost per ASM basis for Horizon for the second quarters of 1997 and 1998.

Horizon Air	Operating Expenses Per ASM (In Cents)
                             		1997  	1998  	Change	  % Change
Wages and benefits	            6.70  	5.74   	(.96)      	(14)
Employee profit sharing	         --   	.23    	.23        	NM
Contracted services	            .39   	.52    	.13        	33
Aircraft fuel	                 2.18  	1.63   	(.55)      	(25)
Aircraft maintenance	          3.10  	2.59   	(.51)      	(17)
Aircraft rent	                 2.48  	2.31   	(.17)       	(7)
Food and beverage service      	.12   	.13    	.01         	8
Commissions	                   1.26   	.98   	(.28)      	(22)
Other selling expenses	        1.19  	1.04   	(.15)      	(13)
Depreciation and amortization	  .78   	.65   	(.13)      	(17)
Landing fees and other rentals 	.93   	.91   	(.02)       	(2)
Other	                         1.79	  1.63	   (.16)       	(9)
Horizon Air Total	            20.92 	18.36  	(2.56)      	(12)

Horizon's unit costs decreased 12%, primarily due to 23% lower fuel prices, lower travel agency commission rates and more efficient operations that have resulted from a simplified fleet.

Consolidated Nonoperating Income (Expense) A $3.1 million increase in interest income earned on higher cash balances combined with less interest expense incurred due to conversion of the 6-7/8% convertible bonds in February 1998, resulted in a $5.8 million improvement in net nonoperating items.

Six Months 1998 Compared with Six Months 1997
The consolidated net income for the six months ended June 30, 1998 was $52.0 million, or $2.07 per share (diluted), compared with net income of $15.1 million, or $0.84 per share in 1997. Consolidated operating income for the first six months of 1998 was $85.1 million compared to $35.5 million for 1997. Lower fuel prices, adjusted for profit sharing, accounted for $30.3 million of the $49.6 million improvement in operating income. A discussion of operating results for the two airlines follows. Alaska Airlines Operating income increased 97.5% to $80.2 million, resulting in a 10.7% operating margin as compared to a 6.0% margin in 1997. Operating revenue per ASM increased 2.6% to 9.38 cents while operating expenses per ASM decreased 2.6% to 8.38 cents. The increase in revenue per ASM was due to a 3.4% increase in system passenger yield while the system passenger load factor remained constant at 67.0%.

Unit costs decreased 2.6% due to lower fuel prices, partially offset by higher maintenance and profit sharing costs.

Horizon Air Operating income improved to $5.8 million, resulting in a 3.6% operating margin as compared to a negative 3.2% margin in 1997. Operating revenue per ASM decreased 6.3% to 19.34 cents, while operating expenses per ASM decreased 12.5% to 18.64 cents. The changes in unit revenue and unit expense are due to the same reasons stated above in the second quarter comparison.

Consolidated Nonoperating Income (Expense) Net nonoperating items improved $10.0 million over 1997 for the same reasons as noted above in the second quarter comparison.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                  	           Dec. 31, 1997	  June 30, 1998 	  Change
	(In millions, except debt-to-equity and per share amounts)
Cash and marketable securities	      $212.7         	$350.1	  	$137.4
Working capital (deficit)		           (48.7)         		25.2    		73.9
Long-term debt
 and capital lease obligations	      	401.4	         	183.3  		(218.1)
Shareholders' equity		                475.3         		716.1   		240.8
Book value per common share         	$26.00		        $27.32   		$1.32
Debt-to-equity	                     46%:54%	        20%:80%       	NA

The Company's cash and marketable securities portfolio increased by $137 million during the first six months of 1998. Operating activities provided $191 million of cash during this period. Additional cash was provided by the sale and leaseback of seven B737-400 aircraft and four Dash 8-200 aircraft ($262 million) and the return of $14 million of equipment deposits. Cash was used for $305 million of capital expenditures, including the purchase of eight new B737-400 aircraft, four new Dash 8-200 aircraft, flight equipment deposits and airframe and engine overhauls and the repayment of debt ($29 million).

Shareholders' equity increased $241 million due to the conversion of $186 million of convertible bonds into common stock, net income of $52 million and issuance of $6 million of common stock under stock plans.
Commitments During May 1998, Alaska ordered one Boeing 737-400 and two Boeing 737-700 aircraft to be delivered in 1999, and three more B737-700s to be delivered in 2000. At June 30, 1998, the Company had firm orders for 40 aircraft with a total cost of approximately $906 million as set forth below.

                                     	Delivery Period - Firm Orders
Aircraft              	1998 	1999 	2000 	2001 	2002 	2003-05 	Total
Boeing B737-400	          1	    3	   --	   --   	--     	--      	4
Boeing B737-700	         --    	5    	3   	--   	--     	--      	8
Boeing B737-900	         --   	--   	--    	5	    5	     --	     10
de Havilland Dash 8-200  	7    	1    	3   	--   	--      	7     	18
Total	                    8    	9    	6    	5    	5      	7     	40
Cost (Millions)	       $102 	$261 	$123 	$175 	$175    	$70   	$906

Year 2000 Computer Issue The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company anticipates completing this project for key systems in early 1999 and believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not pose significant operational problems. Most of the Company's information technology projects in the last several years have made the affected systems Year 2000 compliant. The direct costs of projects solely intended to correct year 2000 problems are currently estimated at less than $2 million. Additional systems currently under review may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration (FAA) that provide essential aviation industry infrastructure. The Company is working with the Airline Transport Association to monitor the FAA's progress in making its systems year 2000 compliant. There can be no assurance that such third parties on which the Company's business relies will successfully remediate their systems on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. Areas that could be adversely affected include flight operations, maintenance, planning, reservations, sales, accounting and the frequent flyer program. To the extent possible, the Company is developing and executing contingency plans designed to allow continued operation in the event of failure of third party systems or products.

New Accounting Standards During June 1998, the Financial Accounting Standards Board issued FAS 133, Accounting for Derivative Instruments and Hedging Activities The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Due to the Company's minimal use of derivatives, the new standard is expected to have no material impact on its financial position or results of operations. FAS 133 will be effective for the Company's fiscal year beginning January 1, 2000.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
In July 1998, the Company announced that it had reached an agreement in principle with the trustee for creditors of the defunct MarkAir, Inc. regarding a breach of contract lawsuit. A formal settlement agreement will be executed if the agreement is approved by the bankruptcy court. If approved, the $16.5 million settlement is expected to result in an after-tax charge of $10.1 million ($0.38 per diluted share) in the third quarter of 1998.

ITEM 4.  Submission of Matters to a Vote of Security Holders
(a)	Air Group's annual meeting of stockholders was held on May 19, 1998.
(b)Not applicable.
(c)	Three directors were elected with the following results:

                              			Votes Against   	   Broker
	Director         	Votes For      	or Withheld	   Non-Votes
	R.F. Cosgrave	   18,983,316	           37,987          	0
	R.M. Langland	   18,975,073	           46,230          	0
	J.V. Rindlaub	   18,977,686	           43,617          	0

ITEM 5.  Other Information
During the first quarter of 1998, Alaska's mechanics, inspectors, cleaners, janitors and fleet service employees voted to be represented by the Aircraft Mechanics Fraternal Association (AMFA) rather than the International Association of Machinists (IAM). The negotiation of an initial contract began in July 1998. The IAM will continue to represent Alaska's stock clerks and ramp service employees, whose contract became amendable August 31, 1997. In July 1998, the Company and the IAM requested mediation to help negotiate a new contract.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit 27 - Financial data schedule.
(b)	No reports on Form 8-K were filed during the second quarter of 1998.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  July 29, 1998

/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer

/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
ASSETS
                                                              December 31,              June 30,
(In Millions)                                                          1997                  1998
Current Assets
Cash and cash equivalents                                            $102.6                $152.7
Marketable securities                                                 110.1                 197.4
Receivables - net                                                      72.6                  94.2
Inventories and supplies                                               47.2                  44.0
Prepaid expenses and other assets                                      92.1                  95.3
Total Current Assets                                                  424.6                 583.6

Property and Equipment
Flight equipment                                                      950.1                 993.3
Other property and equipment                                          258.5                 269.4
Deposits for future flight equipment                                  108.9                  83.0
                                                                    1,317.5               1,345.7
Less accumulated depreciation and amortization                        373.8                 402.5
                                                                      943.7                 943.2
Capital leases:
Flight and other equipment                                             44.4                  44.4
Less accumulated amortization                                          27.5                  28.6
                                                                       16.9                  15.8
Total Property and Equipment - Net                                    960.6                 959.0


Intangible Assets - Subsidiaries                                       59.6                  58.5


Other Assets                                                           88.3                  85.8


Total Assets                                                       $1,533.1              $1,686.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                              December 31,              June 30,
(In Millions)                                                          1997                  1998
Current Liabilities
Accounts payable                                                      $73.9                 $82.3
Accrued aircraft rent                                                  60.7                  65.2
Accrued wages, vacation and payroll taxes                              70.1                  64.4
Other accrued liabilities                                              73.5                  84.7
Air traffic liability                                                 166.4                 230.3
Current portion of long-term debt and
  capital lease obligations                                            28.7                  31.5
Total Current Liabilities                                             473.3                 558.4

Long-Term Debt and Capital Lease Obligations                          401.4                 183.3
Other Liabilities and Credits
Deferred income taxes                                                  72.3                  96.3
Deferred income                                                        19.5                  36.1
Other liabilities                                                      91.3                  96.7
                                                                      183.1                 229.1
Shareholders' Equity
Common stock, $1 par value
  Authorized:      50,000,000 shares
  Issued: 1997 -  21,030,762 shares
               1998 -  28,956,725 shares                               21.0                  29.0
  Capital in excess of par value                                      292.5                 473.3
  Treasury stock, at cost: 1997 - 2,748,030 shares
1998 - 2,750,180 shares                                               (62.6)                (62.7)
Deferred compensation                                                  (1.8)                 (1.7)
Retained earnings                                                     226.2                 278.2
                                                                      475.3                 716.1
Total Liabilities and Shareholders' Equity                         $1,533.1              $1,686.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.
Three Months Ended June 30
(In Millions except Per share Amounts)                   1997             1998
Operating Revenues
Passenger                                              $391.7          $439.6
Freight and mail                                         24.7            25.5
Other - net                                              18.6            19.8
Total Operating Revenues                                435.0           484.9
Operating Expenses
Wages and benefits                                      132.9           149.3
Contracted services                                      11.3            14.3
Aircraft fuel                                            54.8            46.9
Aircraft maintenance                                     26.8            33.7
Aircraft rent                                            44.7            48.5
Food and beverage service                                12.0            12.8
Commissions                                              27.1            24.7
Other selling expenses                                   19.8            23.2
Depreciation and amortization                            16.7            18.2
Loss on sale of assets                                    0.1             0.2
Landing fees and other rentals                           16.8            19.4
Other                                                    31.1            31.1
Total Operating Expenses                                394.1           422.3
Operating Income                                         40.9            62.6
Non-operating Income (Expense)
Interest income                                           2.2             5.3
Interest expense                                         (8.6)           (6.1)
Interest capitalized                                      1.3             1.9
Other - net                                               0.7             0.3
                                                         (4.4)            1.4
Income before income tax                                 36.5            64.0
Income tax expense                                       15.7            25.1
Net Income                                              $20.8           $38.9

Basic Earnings Per Share                                $1.43           $1.77
Diluted Earnings Per Share                              $1.01           $1.51
Shares used for computation:
  Basic                                                14.576          21.933
  Diluted                                              22.471          26.454

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.
Six Months Ended June 30
(In Millions Except Per Share Amounts)                   1997             1998
Operating Revenues
Passenger                                              $734.6          $817.9
Freight and mail                                         44.8            46.5
Other - net                                              36.0            36.9
Total Operating Revenues                                815.4           901.3
Operating Expenses
Wages and benefits                                      255.3           286.2
Contracted services                                      22.8            27.9
Aircraft fuel                                           117.5            93.0
Aircraft maintenance                                     52.0            62.5
Aircraft rent                                            89.6            95.5
Food and beverage service                                23.0            24.2
Commissions                                              51.9            47.3
Other selling expenses                                   40.2            44.7
Depreciation and amortization                            33.4            36.1
Loss (gain) on sale of assets                            (0.5)            0.2
Landing fees and other rentals                           32.7            36.3
Other                                                    62.0            62.3
Total Operating Expenses                                779.9           816.2
Operating Income                                         35.5            85.1
Nonoperating Income (Expense)
Interest income                                           4.1             9.2
Interest expense                                        (17.0)          (12.9)
Interest capitalized                                      2.3             3.5
Other - net                                               1.5             1.1
                                                         (9.1)            0.9
Income before income tax                                 26.4            86.0
Income tax expense                                       11.3            34.0
Net Income                                              $15.1           $52.0

Basic Earnings Per Share                                $1.04           $2.53
Diluted Earnings Per Share                              $0.84           $2.07
Shares used for computation:
  Basic                                                14.533          20.518
  Diluted                                              22.400          26.403

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.
                                               Common              Capital in     Treasury    Deferred
                                              Shares     Common     Excess of        Stock     Compen-    Retained
(In Millions)                             Outstanding     Stock     Par Value      at Cost      sation    Earnings       Total
Balances at December 31, 1997                  18.283     $21.0         $292.5       $(62.6)      $(1.8)     $226.2      $475.3
Net income for the six months
  ended June 30, 1998                                                                                          52.0        52.0
Stock issued under stock plans                  0.179       0.3            5.8                                              6.1
Stock issued for convertible
 subordinated debentures                        7.747       7.7          175.0                                            182.7
Treasury stock purchase                        (0.002)                                  -0.1                               (0.1)
Employee Stock Ownership Plan
  shares allocated                                                                                  0.1                     0.1

Balances at June 30, 1998                      26.207     $29.0         $473.3       $(62.7)      $(1.7)     $278.2      $716.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.
Six Months Ended June 30  (In Millions)                                       1997           1998
Cash flows from operating activities:
Net income                                                                    $15.1          $52.0
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                               33.4           36.1
   Amortization of airframe and engine overhauls                               17.2           19.1
   Loss (gain) on disposition of assets                                        (0.5)           0.2
   Increase in deferred income taxes                                           11.0           24.0
   Increase in accounts receivable                                            (23.9)         (21.6)
   Decrease in other current assets                                            10.1             -
   Increase in air traffic liability                                           55.7           63.9
   Increase (decrease) in other current liabilities                            (1.2)          18.4
   Other-net                                                                   (4.6)          (1.6)
Net cash provided by operating activities                                     112.3          190.5
Cash flows from investing activities:
Proceeds from disposition of assets                                             0.2            0.4
Purchases of marketable securities                                            (22.8)        (123.1)
Sales and maturities of marketable securities                                  28.9           35.8
Restricted deposits                                                            (1.1)          (1.1)
Flight equipment deposits returned                                              3.3           14.1
Additions to flight equipment deposits                                        (23.8)         (67.9)
Additions to property and equipment                                          (165.1)        (237.0)
Net cash used in investing activities                                        (180.4)        (378.8)
Cash flows from financing activities:
Proceeds from short-term borrowings                                            56.4             -
Repayment of short-term borrowings                                            (75.0)            -
Proceeds from sale and leaseback transactions                                  99.1          261.6
Proceeds from issuance of long-term debt                                       28.0             -
Long-term debt and capital lease payments                                      (9.5)         (29.3)
Proceeds from issuance of common stock                                          2.0            6.1
Net cash provided by financing activities                                     101.0          238.4

Net increase in cash and cash equivalents                                      32.9           50.1
Cash and cash equivalents at beginning of period                               49.4          102.6
Cash and cash equivalents at end of period                                    $82.3         $152.7
Supplemental disclosure of cash paid (received) during the period for:
  Interest (net of amount capitalized)                                        $14.8          $11.0
  Income taxes (refunds)                                                       (4.5)           7.2
Noncash investing and financing activities:
 1997 - None
 1998 - $186.0 million of convertible debentures were converted into 7.7 million shares of common stock.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE SIX MONTHS ENDED JUNE 30, 1998
Alaska Air Group, Inc.

Note 1.	Commitments (See Note 5 to Consolidated Financial Statements at
December 31, 1997)
During the first six months of 1998, Alaska's lease commitments increased approximately $324 million due to the sale and leaseback of seven B737-400 aircraft under 18-year operating leases. During the first six months of 1998, Horizon's lease commitments increased approximately $54 million due to the sale and leaseback of four Dash 8-200 aircraft under 15-year operating leases.

Note 2.	Earnings per Share (See Note 9 to Consolidated Financial
Statements at December 31, 1997)
Earnings per share (EPS) calculations were as follows (in millions except per share amounts):

                      	Three Months Ended June 30   	Six Months Ended June 30
	                              1997	         1998	        	1997         	1998
Net income                   	$20.8        	$38.9	       	$15.1        	$52.0
Avg. shares outstanding	     14.576       	21.933      		14.533       	20.518
Basic earnings per share	     $1.43        	$1.77	       	$1.04        	$2.53

Net income                   	$20.8	        $38.9		       $15.1        	$52.0
After-tax interest on:
6-1/2% debentures	              1.3          	0.9		         2.6	          2.2
6-7/8% debentures	              0.6           	--         		1.2          	0.4
Diluted EPS income	           $22.7        	$39.8		       $18.9	        $54.6
Avg. shares outstanding	     14.576       	21.933	       14.533       	20.518
Assumed conversion of:
6-1/2% debentures	            6.151        	4.263	       	6.151	        5.127
6-7/8% debentures	            1.608           	--	       	1.608         	.515
Assumed exercise of
stock options	                 .136	         .258	        	.116         	.243
Diluted EPS shares	          22.471       	26.454	      	22.408       	26.403
Diluted earnings per share 	  $1.01        	$1.51       		$0.84        	$2.07

Convertible debentures and stock options only enter the diluted EPS calculation when their individual effect is dilutive.

Note 3.	Operating Segment Information (See Note 11 to Consolidated
Financial Statements at December 31, 1997)
Operating segment information for Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon) for the three months ended March 31 was as follows (in millions):

                      	Three Months Ended June 30   	Six Months Ended June 30
                              	1997         	1998	        	1997         	1998
Operating revenues:
	Alaska		                    $366.0       	$403.0	       $677.6       	$747.2
	Horizon	                     	71.4         	86.1        	142.4        	161.2
	Elimination of
	 intercompany revenues       	(2.4)        	(4.2) 	       (4.6)        	(7.1)
	Consolidated		               435.0        	484.9        	815.4	        901.3

Pretax income (loss):
	Alaska	                     		39.9         	60.7	         36.1	         84.8
	Horizon		                     (0.7)         	5.6	         (4.5)         	6.1
	Air Group		                   (2.7)	        (2.3) 	       (5.2)        	(4.9)
	Consolidated		                36.5         	64.0         	26.4	         86.0

Total assets at end of period:
	Alaska	                  		1,326.5       1,531.2      	1,326.5      	1,531.2
	Horizon		                    165.8        	163.6	        165.8        	163.6
	Air Group	                  	537.0	        715.9        	537.0	        715.9
	Elimination of
	 intercompany accounts	     (629.0) 	     (723.8) 	     (629.0)      	(723.8)
	Consolidated		             1,400.3	      1,686.9      	1,400.3	      1,686.9

                                        Alaska  Airlines Financial and Statistical Data

                                                 Quarter Ended June 30        Six Months Ended June 30

Financial Data (in millions):                1997       1998  % Change       1997      1998   % Change
Operating Revenues:
Passenger                                  $326.0     $360.9      10.7     $603.5    $670.7       11.1
Freight and mail                             21.9       22.8       4.1       39.3      41.2        4.8
Other - net                                  18.1       19.3       6.6       34.8      35.3        1.4
Total Operating Revenues                    366.0      403.0      10.1      677.6     747.2       10.3

Operating Expenses:
Wages and benefits                          106.7      117.1       9.7      205.9     227.8       10.6
Employee profit sharing                       3.0        6.0     100.0        3.0       8.0      166.7
Contracted services                           9.9       12.8      29.3       19.9      24.7       24.1
Aircraft fuel                                47.3       39.8     (15.9)     101.0      78.9      (21.9)
Aircraft maintenance                         16.2       22.4      38.3       31.0      40.7       31.3
Aircraft rent                                36.2       38.3       5.8       72.6      75.5        4.0
Food and beverage service                    11.6       12.2       5.2       22.1      23.1        4.5
Commissions                                  25.1       23.8      (5.2)      47.7      45.4       (4.8)
Other selling expenses                       15.7       18.7      19.1       31.8      35.9       12.9
Depreciation and amortization                13.9       15.3      10.1       27.7      30.4        9.7
Loss on sale of assets                        0.1        0.2       NM         0.1       0.2        NM
Landing fees and other rentals               13.6       15.4      13.2       26.3      28.7        9.1
Other                                        24.6       23.3      (5.3)      47.9      47.7       (0.4)
Total Operating Expenses                    323.9      345.3       6.6      637.0     667.0        4.7

Operating Income                             42.1       57.7      37.1       40.6      80.2       97.5

Interest income                               2.7        5.6                  5.1       9.9
Interest expense                             (6.5)      (4.5)               (12.7)     (9.2)
Interest capitalized                          0.8        1.5                  1.5       2.6
Other - net                                   0.8        0.4                  1.6       1.3
                                             (2.2)       3.0                 (4.5)      4.6

Income Before Income Tax                    $39.9      $60.7                $36.1     $84.8

Operating Statistics:
Revenue passengers (000)                    3,114      3,321       6.6      5,884     6,183        5.1
RPMs (000,000)                              2,621      2,876       9.7      4,963     5,335        7.5
ASMs (000,000)                              3,829      4,166       8.8      7,410     7,964        7.5
Passenger load factor                        68.5%      69.0%   0.5 pts      67.0%     67.0%    0.0 pts
Breakeven load factor                        59.4%      57.0%  (2.4)pts      63.0%     58.4%   (4.6)pts
Yield per passenger mile                    12.44c     12.55c      0.9      12.16c    12.57c       3.4
Operating revenue per ASM                    9.56c      9.67c      1.2       9.14c     9.38c       2.6
Operating expenses per ASM                   8.46c      8.29c     (2.0)      8.60c     8.38c      (2.6)
Fuel cost per gallon                         69.5c      54.3c    (21.9)      76.2c     55.9c     (26.7)
Fuel gallons (000,000)                       68.0       73.3       7.8      132.6     141.2        6.5
Average number of employees                 8,265      8,639       4.5      8,093     8,496        5.0
Aircraft utilization (block hours)           11.5       11.5       0.0       11.3      11.4        0.9
Operating fleet at period-end                  76         84      10.5         76        84       10.5
NM = Not Meaningful
c = cents

                                        Horizon Air Financial and Statistical Data

                                                 Quarter Ended June 30        Six Months Ended June 30

Financial Data (in millions):                1997       1998  % Change       1997      1998   % Change
Operating Revenues:
Passenger                                   $68.0      $82.0      20.6     $135.8    $153.4       13.0
Freight and mail                              2.8        2.7      (3.6)       5.4       5.3       (1.9)
Other - net                                   0.6        1.4     133.3        1.2       2.5      108.3
Total Operating Revenues                     71.4       86.1      20.6      142.4     161.2       13.2

Operating Expenses:
Wages and benefits                           23.1       25.2       9.1       46.4      49.3        6.3
Employee profit sharing                       0.0        1.0       NM         0.0       1.1        NM
Contracted services                           1.5        2.3      53.3        2.9       4.0       37.9
Aircraft fuel                                 7.5        7.1      (5.3)      16.5      14.1      (14.5)
Aircraft maintenance                         10.7       11.4       6.5       21.0      21.9        4.3
Aircraft rent                                 8.5       10.1      18.8       17.1      20.0       17.0
Food and beverage service                     0.4        0.5      25.0        0.9       1.0       11.1
Commissions                                   4.3        4.3       0.0        8.8       8.1       (8.0)
Other selling expenses                        4.1        4.5       9.8        8.4       8.8        4.8
Depreciation and amortization                 2.7        2.9       7.4        5.6       5.6        0.0
Loss (gain) on sale of assets                 0.0        0.0       0.0       (0.6)      0.0        NM
Landing fees and other rentals                3.2        3.9      21.9        6.4       7.5       17.2
Other                                         6.2        7.5      21.0       13.5      14.0        3.7
Total Operating Expenses                     72.2       80.7      11.8      146.9     155.4        5.8

Operating Income (Loss)                      (0.8)       5.4       NM        (4.5)      5.8        NM

Interest income                               0.0        0.0                  0.1       0.0
Interest expense                             (0.5)      (0.3)                (1.1)     (0.8)
Interest capitalized                          0.5        0.4                  0.8       0.8
Other - net                                   0.1        0.1                  0.2       0.3
                                              0.1        0.2                  0.0       0.3

Income (Loss) Before Income Tax             $(0.7)      $5.6                $(4.5)     $6.1

Operating Statistics:
Revenue passengers (000)                      881      1,058      20.1      1,737     1,982       14.1
RPMs (000,000)                                209        270      29.5        412       503       22.0
ASMs (000,000)                                345        439      27.2        690       833       20.8
Passenger load factor                        60.5%      61.6%   1.1 pts      59.8%     60.4%    0.6 pts
Breakeven load factor                        61.2%      57.1%  (4.1)pts      62.3%     57.8%   (4.5)pts
Yield per passenger mile                    32.57c     30.33c     (6.9)     32.93c    30.48c      (7.4)
Operating revenue per ASM                   20.69c     19.60c     (5.3)     20.64c    19.34c      (6.3)
Operating expenses per ASM                  20.92c     18.36c    (12.3)     21.29c    18.64c     (12.5)
Fuel cost per gallon                         74.7c      57.2c    (23.4)      81.3c     59.4c     (27.0)
Fuel gallons (000,000)                       10.1       12.5      23.8       20.3      23.8       17.2
Average number of employees                 2,704      2,906       7.5      2,758     2,844        3.1
Aircraft utilization (block hours)            6.9        7.9      14.5        7.0       7.6        8.6
Operating fleet at period-end                  59         54      (8.5)        59        54       (8.5)
NM = Not Meaningful
c = cents