Form 10-Q
period 1998-09-30
ALASKA AIR GROUP INC
filed 1998-10-28
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

           Delaware	91-1292054
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

	The registrant has 26,212,548 common shares, par value $1.00, outstanding at September 30, 1998.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheets as of September 30, 1998 and December 31, 1997; (ii) consolidated statements of income for the quarters and nine months ended September 30, 1998 and 1997; (iii) consolidated statement of shareholders' equity for the nine months ended September 30, 1998; and, (iv) consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997. Also attached are the accompanying notes to the Company's consolidated financial statements that have changed significantly during the nine months ended September 30, 1998. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1997, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

Air Group is a holding company incorporated in Delaware in 1985. Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations
Third Quarter 1998 Compared with Third Quarter 1997
The consolidated net income for the third quarter of 1998 was $45.4 million, or $1.72 per share (diluted), compared with net income of $42.2 million, or $1.96 per share in 1997. The 1998 third quarter includes an after-tax charge of $10.1 million ($0.38 per diluted share) for settlement of the MarkAir litigation. Consolidated operating income for the third quarter of 1998 was $89.5 million compared to $76.3 million for 1997.
Lower fuel prices accounted for $11.2 million of the $13.2 million improvement in operating income. Airline financial and statistical data is shown following the Air Group financial statements. A discussion of this data follows.

Alaska Airlines Operating income increased 14.4% to $79.3 million, resulting in a 17.8% operating margin as compared to a 16.5% margin in 1997. Operating revenue per available seat mile (ASM) decreased 4.3% to
9.62 cents while operating expenses per ASM decreased 5.8% to 7.92 cents. The decrease in revenue per ASM was due to a 1.2 point decrease in system passenger load factor combined with a 2.2% decrease in system passenger yield. The lower load factors and yields are largely due to an 11.0% increase in capacity in 1998. Approximately half of the yield decline is due to the Canadian market, which is still in the development stage.

Freight and mail revenues decreased 0.9% due to lower freight volumes, resulting from increased competition in the Seattle-Anchorage market. Other-net revenues increased 4.1% due to increased revenue from travel partners in Alaska's frequent flyer program.

The table below shows the major operating expense elements on a cost per ASM basis for Alaska for the third quarters of 1997 and 1998.

Alaska Airlines          	Operating Expenses Per ASM (In Cents)
                            		1997    	1998  	Change  	% Change
Wages and benefits	           2.67    	2.66   	(.01)        	--
Employee profit sharing       	.16     	.17    	.01          	6
Contracted services	           .26	     .26	    	--          --
Aircraft fuel	                1.18	     .96	   (.22)       	(19)
Aircraft maintenance	          .43	     .42   	(.01)        	(2)
Aircraft rent	                 .90	     .91    	.01          	1
Food and beverage service	     .31     	.29   	(.02)         (7)
Commissions	                   .72     	.57   	(.15)       	(21)
Other selling expenses        	.49     	.44   	(.05)       	(10)
Depreciation and amortization	 .35     	.34   	(.01)        	(3)
Gain on sale of assets       	(.01)	  		 --     .01          NM
Landing fees and other rentals	.34	     .34     	--         	--
Other	                         .60     	.56   	(.04)        	(7)
Alaska Airlines Total	        8.40    	7.92   	(.48)       	 (6)
NM = Not Meaningful

Alaska's lower unit costs were primarily due to lower fuel prices and lower travel agent commission rates. Significant unit cost changes are discussed below.

Fuel expense per ASM decreased 19%, due to a 19% decrease in the price of fuel.

Commission expense per ASM decreased 21%, because the commission rate paid to travel agents decreased from 10% to 8% for sales made October 1, 1997 and thereafter. As a percentage of passenger revenue, commissions expense decreased 18%, from 7.9% to 6.5%.

Horizon Air Operating income increased 45.7% to $10.4 million. Horizon's operating margin was 10.4% as compared to 8.2% in 1997. Operating revenue per ASM decreased 11.8% to 19.68 cents while operating expenses per ASM decreased 13.9% to 17.62 cents.

The decrease in revenue per ASM was due to a 13.8 % decrease in yield per revenue passenger mile (RPM), partly offset by a 1.6 point increase in passenger load factor. The decrease in yield per RPM is partly due to an increase in Horizon's average trip length, as it is providing more longer-haul nonstop service to existing city pairs with F-28 jets.

The table below shows the major operating expense elements on a cost per ASM basis for Horizon for the third quarters of 1997 and 1998.

Horizon Air           	Operating Expenses Per ASM (In Cents)
	                              	1997    	1998  	Change  	% Change
Wages and benefits	             6.33    	5.57    	(.76)      	(12)
Employee profit sharing	         .16	     .42	     .26       	163
Contracted services	             .44     	.50     	.06        	14
Aircraft fuel	                  2.08    	1.64    	(.44)      	(21)
Aircraft maintenance           	3.23    	2.06   	(1.17)      	(36)
Aircraft rent	                  2.35    	2.07    	(.28)      	(12)
Food and beverage service	       .12	     .14     	.02	        17
Commissions	                    1.29     	.97    	(.32)      	(25)
Other selling expenses	         1.18    	1.07	    (.11)       	(9)
Depreciation and amortization	   .75	     .67    	(.08)      	(11)
Loss on sale of assets	          .02     	.03     	.01        	NM
Landing fees and other rentals	  .93     	.98     	.05         	5
Other                          	1.59  	  1.50    	(.09)	      (16)
Horizon Air Total	             20.47   	17.62   	(2.85)	      (14)

Horizon's unit costs decreased 14%, primarily due to 21% lower fuel prices, lower travel agency commission rates and more efficient operations that have resulted from a simplified fleet.

Consolidated Nonoperating Income (Expense) Nonoperating expense was significantly affected by the $16.5 million charge for settling the MarkAir litigation (see Legal Proceedings). This charge was partly offset by $4.3 million less interest expense incurred (due to conversion of convertible bonds in 1998) and by a $3.3 million increase in interest income earned on higher cash balances, resulting in an $8.3 million increase in net nonoperating expense.

Nine Months 1998 Compared with Nine Months 1997
The consolidated net income for the nine months ended September 30, 1998 was $97.4 million, or $3.79 per share (diluted), compared with net income of $57.3 million, or $2.80 per share in 1997. Consolidated operating income for the first nine months of 1998 was $174.6 million compared to $111.8 million for 1997. Lower fuel prices, adjusted for profit sharing, accounted for $41.8 million of the $62.8 million improvement in operating income. A discussion of operating results for the two airlines follows.

Alaska Airlines Operating income increased 45.0% to $159.4 million, resulting in a 13.4% operating margin as compared to a 10.0% margin in 1997. Operating revenue per ASM remained even at 9.47 cents while operating expenses per ASM decreased 3.7% to 8.21 cents. A 1.3% increase in system passenger yield was offset by a 0.4 point decrease in the system passenger load factor.

Unit costs decreased 3.7% due to lower fuel prices and commission rates, partly offset by higher maintenance and profit sharing costs.

Horizon Air Operating income increased 519% to $16.1 million, resulting in a 6.2% operating margin as compared to a 1.1% margin in 1997. Operating revenue per ASM decreased 8.3% to 19.47 cents, while operating expenses per ASM decreased 13.1% to 18.26 cents. The changes in unit revenue and unit expense are due to the same reasons stated above in the third quarter comparison.

Consolidated Nonoperating Income (Expense) Net nonoperating items improved $1.7 million over 1997 due to lower interest expense and higher interest income, which were partly offset by a $16.5 million charge for a legal settlement.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                   	          Dec. 31, 1997	   Sep. 30, 1998   	Change
	(In millions, except debt-to-equity and per share amounts)
Cash and marketable securities      	$212.7	          $407.3  		$194.6
Working capital (deficit)		           (48.7)          		60.7	   	109.4
Long-term debt and
  capital lease obligations         		401.4          		181.1		  (220.3)
Shareholders' equity                		475.3          		761.8    	286.5
Book value per common share	         $26.00         		$29.06   		$3.06
Debt-to-equity	                     46%:54%	         19%:81%	       NA

The Company's cash and marketable securities portfolio increased by $195 million during the first nine months of 1998. Operating activities provided $303 million of cash during this period. Additional cash was provided by the sale and leaseback of nine B737-400 aircraft and seven Dash 8-200 aircraft ($345 million) and the return of $22 million of equipment deposits. Cash was used for $445 million of capital expenditures, including the purchase of nine new B737-400 aircraft, eight new Dash 8-200 aircraft, flight equipment deposits and airframe and engine overhauls and the repayment of debt ($35 million).

Shareholders' equity increased $287 million due to the conversion of $186 million of convertible bonds into common stock, net income of $97 million and issuance of $6 million of common stock under stock plans.

Commitments During May 1998, Alaska ordered one Boeing 737-400 and two Boeing 737-700 aircraft to be delivered in 1999, and three more B737-700s to be delivered in 2000. At September 30, 1998, the Company had firm orders for 37 aircraft with a total cost of approximately $896 million as set forth below.

                             	Delivery Period - Firm Orders
Aircraft	               1998 	1999 	2000 	2001 	2002 	2003-05 	Total
Boeing B737-400	          --    	3	   --	   --	   --	    --	       3
Boeing B737-700	          --    	5	    5	   --	   --    	--      	10
Boeing B737-900          	--   	--   	--    	5    	5    	--      	10
de Havilland Dash 8-200	   3	    1	    3	   --   	--     	7      	14
Total	                     3    	9    	8    	5    	5     	7	      37
Cost (Millions)          	$3  $261 	$185 	$175 	$175   	$70    	$896

Year 2000 Computer Issue The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company anticipates completing this project for substantially all key systems in early 1999 and believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not pose significant operational problems. Most of the Company's information technology projects in the last several years have made the affected systems Year 2000 compliant. The direct costs of projects solely intended to correct year 2000 problems are currently estimated at less than $2 million. Additional systems currently under review may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration (FAA) that provide essential aviation industry infrastructure. The Company is working with the Airline Transport Association to monitor the FAA's progress in making its systems year 2000 compliant. There can be no assurance that such third parties on which the Company's business relies will successfully remediate their systems on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. Areas that could be adversely affected include flight operations, maintenance, planning, reservations, sales, accounting and the frequent flyer program. The Company already has in place certain disaster contingency plans anticipating the potential loss of essential services such as electricity and financial accounting systems. The Company will leverage its Year 2000 contingency planning off these existing plans. In addition, the Company is developing and executing additional contingency plans designed to allow continued operation in the event of failure of third party systems or products.

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

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
In July 1998, the Company announced that it had reached an agreement in principle with the trustee for creditors of the defunct MarkAir, Inc. regarding a breach of contract lawsuit. Subsequently, a formal settlement agreement was approved by the bankruptcy court. The $16.5 million settlement resulted in an after-tax charge of $10.1 million ($0.38 per diluted share) in the third quarter of 1998.

ITEM 5.  Other Information
During the first quarter of 1998, Alaska's mechanics, inspectors, cleaners, janitors and fleet service employees voted to be represented by the Aircraft Mechanics Fraternal Association (AMFA) rather than the International Association of Machinists (IAM). The negotiation of an initial contract began in July 1998. The IAM will continue to represent Alaska's stock clerks and ramp service employees, whose contract became amendable August 31, 1997. Alaska and the IAM are continuing negotiations of a new contract with the assistance of a federal mediator.

During the second quarter of 1998, Horizon and the Transport Workers Union of America signed a new three-year contract covering approximately 400 mechanics and related classifications. Horizon and the International Brotherhood of Teamsters are continuing negotiations of an initial contract covering approximately 500 pilots.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit 27 - Financial data schedule.
(b)	No reports on Form 8-K were filed during the third quarter of 1998.


Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  October 28, 1998


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer

/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
ASSETS
                                                     December 31,       September 30,
(In Millions)                                                1997                 1998
Current Assets
Cash and cash equivalents                                  $102.6               $192.4
Marketable securities                                       110.1                214.9
Receivables - net                                            72.6                 90.7
Inventories and supplies                                     47.2                 48.2
Prepaid expenses and other assets                            92.1                 88.8
Total Current Assets                                        424.6                635.0

Property and Equipment
Flight equipment                                            950.1                995.0
Other property and equipment                                258.5                284.0
Deposits for future flight equipment                        108.9                111.0
                                                          1,317.5              1,390.0
Less accumulated depreciation and amortization              373.8                416.5
                                                            943.7                973.5
Capital leases:
Flight and other equipment                                   44.4                 44.4
Less accumulated amortization                                27.5                 29.1
                                                             16.9                 15.3
Total Property and Equipment - Net                          960.6                988.8


Intangible Assets - Subsidiaries                             59.6                 58.0


Other Assets                                                 88.3                 84.1


Total Assets                                             $1,533.1             $1,765.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     December 31,       September 30,
(In Millions)                                                1997                 1998
Current Liabilities
Accounts payable                                            $73.9                $83.7
Accrued aircraft rent                                        60.7                 64.9
Accrued wages, vacation and payroll taxes                    70.1                 77.7
Other accrued liabilities                                    73.5                126.6
Air traffic liability                                       166.4                193.8
Current portion of long-term debt and
  capital lease obligations                                  28.7                 27.6
Total Current Liabilities                                   473.3                574.3

Long-Term Debt and Capital Lease Obligations                401.4                181.1
Other Liabilities and Credits
Deferred income taxes                                        72.3                107.4
Deferred income                                              19.5                 40.8
Other liabilities                                            91.3                100.5
                                                            183.1                248.7
Shareholders' Equity
Common stock, $1 par value
  Authorized:      50,000,000 shares
  Issued: 1997 -  21,030,762 shares
               1998 -  28,962,650 shares                     21.0                 29.0
  Capital in excess of par value                            292.5                473.4
  Treasury stock, at cost: 1997 - 2,748,030 shares
                           1998 - 2,750,102 shares          (62.6)               (62.7)
Deferred compensation                                        (1.8)                (1.5)
Retained earnings                                           226.2                323.6
                                                            475.3                761.8
Total Liabilities and Shareholders' Equity               $1,533.1             $1,765.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.
Three Months Ended September 30
(In Millions except Per share Amounts)                   1997             1998
Operating Revenues
Passenger                                              $457.2          $495.6
Freight and mail                                         26.0            25.5
Other - net                                              18.0            18.3
Total Operating Revenues                                501.2           539.4
Operating Expenses
Wages and benefits                                      143.1           161.0
Contracted services                                      12.7            14.0
Aircraft fuel                                            57.3            52.5
Aircraft maintenance                                     30.1            29.8
Aircraft rent                                            46.6            52.4
Food and beverage service                                13.2            14.2
Commissions                                              30.7            27.2
Other selling expenses                                   24.8            25.7
Depreciation and amortization                            17.3            19.0
Loss (gain) on sale of assets                            (0.4)            0.3
Landing fees and other rentals                           17.6            20.4
Other                                                    31.9            33.4
Total Operating Expenses                                424.9           449.9
Operating Income                                         76.3            89.5
Nonoperating Income (Expense)
Interest income                                           3.0             6.3
Interest expense                                         (8.6)           (4.3)
Interest capitalized                                      1.3             1.4
Other - net                                               0.5           (15.5)
                                                         (3.8)          (12.1)
Income before income tax                                 72.5            77.4
Income tax expense                                       30.3            32.0
Net Income                                              $42.2           $45.4

Basic Earnings Per Share                                $2.88           $1.73
Diluted Earnings Per Share                              $1.96           $1.72
Shares used for computation:
  Basic                                                14.671          26.209
  Diluted                                              22.558          26.423

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.
Nine Months Ended September  30
(In Millions Except Per Share Amounts)                   1997             1998
Operating Revenues
Passenger                                            $1,191.9        $1,313.5
Freight and mail                                         70.7            72.0
Other - net                                              54.0            55.2
Total Operating Revenues                              1,316.6         1,440.7
Operating Expenses
Wages and benefits                                      398.5           447.2
Contracted services                                      35.5            41.9
Aircraft fuel                                           174.8           145.5
Aircraft maintenance                                     82.1            92.4
Aircraft rent                                           136.2           147.9
Food and beverage service                                36.2            38.3
Commissions                                              82.6            74.5
Other selling expenses                                   65.1            70.4
Depreciation and amortization                            50.7            55.1
Loss (gain) on sale of assets                            (0.9)            0.5
Landing fees and other rentals                           50.3            56.7
Other                                                    93.7            95.7
Total Operating Expenses                              1,204.8         1,266.1
Operating Income                                        111.8           174.6
Nonoperating Income (Expense)
Interest income                                           7.0            15.5
Interest expense                                        (25.6)          (17.2)
Interest capitalized                                      3.6             4.8
Other - net                                               2.1           (14.3)
                                                        (12.9)          (11.2)
Income before income tax                                 98.9           163.4
Income tax expense                                       41.6            66.0
Net Income                                              $57.3           $97.4

Basic Earnings Per Share                                $3.93           $4.34
Diluted Earnings Per Share                              $2.80           $3.79
Shares used for computation:
  Basic                                                14.580          22.436
  Diluted                                              22.462          26.400

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.
                                               Common               Capital in     Treasury     Deferred
                                              Shares      Common     Excess of        Stock      Compen-     Retained
(In Millions)                             Outstanding      Stock     Par Value      at Cost       sation     Earnings       Total
Balances at December 31, 1997                  18.283      $21.0         $292.5       $(62.6)       $(1.8)      $226.2      $475.3
Net income for the nine months
  ended September 30, 1998                                                                                        97.4        97.4
Stock issued under stock plans                  0.185        0.3            5.9                                                6.2
Stock issued for convertible
 subordinated debentures                        7.747        7.7          175.0                                              182.7
Treasury stock purchase                        (0.002)                                  (0.1)                                 (0.1)
Employee Stock Ownership Plan
  shares allocated                                                                                    0.3                      0.3

Balances at September 30, 1998                 26.213      $29.0         $473.4       $(62.7)       $(1.5)      $323.6      $761.8

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.
Nine Months Ended September 30  (In Millions)                        1997            1998
Cash flows from operating activities:
Net income                                                           $57.3           $97.4
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                      50.7            55.1
   Amortization of airframe and engine overhauls                      26.3            30.0
   Loss (gain) on sale of assets                                      (0.9)            0.5
   Increase in deferred income taxes                                  34.6            35.1
   Increase in accounts receivable                                   (18.4)          (18.1)
   Decrease in other current assets                                   20.0             2.3
   Increase in air traffic liability                                  21.0            27.4
   Increase in other current liabilities                              43.4            74.7
   Other-net                                                          (6.8)           (1.5)
Net cash provided by operating activities                            227.2           302.9
Cash flows from investing activities:
Proceeds from sale of assets                                           2.5             0.6
Purchases of marketable securities                                  (236.2)         (158.9)
Sales and maturities of marketable securities                        195.2            54.1
Flight equipment deposits returned                                     7.9            22.3
Additions to flight equipment deposits                               (47.0)         (117.4)
Additions to property and equipment                                 (269.8)         (327.7)
Restricted deposits and other                                         (0.7)           (1.4)
Net cash used in investing activities                               (348.1)         (528.4)
Cash flows from financing activities:
Proceeds from short-term borrowings                                   56.4              -
Repayment of short-term borrowings                                  (103.4)             -
Proceeds from sale and leaseback transactions                        199.4           344.5
Proceeds from issuance of long-term debt                              28.0              -
Long-term debt and capital lease payments                            (15.8)          (35.4)
Proceeds from issuance of common stock                                 5.6             6.2
Net cash provided by financing activities                            170.2           315.3

Net increase in cash and cash equivalents                             49.3            89.8
Cash and cash equivalents at beginning of period                      49.4           102.6
Cash and cash equivalents at end of period                           $98.7          $192.4
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                               $19.7           $14.3
  Income taxes                                                         1.5            28.1
Noncash investing and financing activities:
 1997 - None
 1998 - $186.0 million of convertible debentures were converted into 7.7 million shares of common stock.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998
Alaska Air Group, Inc.

Note 1.	Commitments (See Note 5 to Consolidated Financial Statements at
December 31, 1997)
During the first nine months of 1998, Alaska's lease commitments increased approximately $414 million due to the sale and leaseback of nine B737-400 aircraft under 18-year operating leases. During the first nine months of 1998, Horizon's lease commitments increased approximately $95 million due to the sale and leaseback of seven Dash 8-200 aircraft under 15-year operating leases.

Note 2.	Earnings per Share (See Note 9 to Consolidated Financial
Statements at December 31, 1997)
Earnings per share (EPS) calculations were as follows (in millions except per share amounts):

                        	Three Months Ended Sep. 30 	Nine Months Ended Sep. 30
                                	1997         	1998	       	1997         	1998
Net income	                     $42.2        	$45.4      		$57.3        	$97.4
Avg. shares outstanding	       14.671	       26.209     		14.580	       22.436
Basic earnings per share	       $2.88        	$1.73	      	$3.93        	$4.34

Net income	                     $42.2        	$45.4	      	$57.3	        $97.4
After-tax interest on:
6-1/2% debentures	                1.3           	--	        	4.0          	2.2
6-7/8% debentures	                0.6	           --	        	1.7          	0.4
Diluted EPS income	             $44.1        	$45.4		      $63.0       	$100.0
Avg. shares outstanding       	14.671       	26.209	     	14.580       	22.436
Assumed conversion of:
6-1/2% debentures	              6.151	           --	      	6.151        	3.399
6-7/8% debentures	              1.608           	--	      	1.608         	.342
Assumed exercise of
stock options	                   .128	         .214       		.123         	.223
Diluted EPS shares	            22.558       	26.423		     22.462	       26.400
Diluted earnings per share	     $1.96        	$1.72	      	$2.80	        $3.79

Convertible debentures and stock options only enter the diluted EPS calculation when their individual effect is dilutive.

Note 3.	Operating Segment Information (See Note 11 to Consolidated
Financial Statements at December 31, 1997)
Operating segment information for Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon) was as follows (in millions):

                        Three Months Ended Sep. 30  	Nine Months Ended Sep. 30
                               	1997         	1998        		1997         	1998
Operating revenues:
	Alaska		                     $420.3        $446.5     	$1,097.9     	$1,193.6
	Horizon	                      	84.9         	97.7        	227.3	        258.7
	Elimination of
	 intercompany revenues        	(4.0)	        (4.8)        	(8.6)       	(11.6)
	Consolidated		                501.2        	539.4	      1,316.6      	1,440.7

Pretax income (loss):
	Alaska	                      		67.6	         66.9        	103.7        	151.7
	Horizon		                       7.2         	10.4          	2.7         	16.5
	Air Group		                    (2.3)          0.1         	(7.5)        	(4.8)
	Consolidated		                 72.5         	77.4	         98.9         	97.4

Total assets at end of period:
	Alaska                   			1,366.6      	1,596.2       1,366.6      	1,596.2
	Horizon		                     156.0	        178.5        	156.0	        178.5
	Air Group		                   596.0        	763.1        	596.0        	763.1
	Elimination of
	 intercompany accounts      	(667.9)      	(771.9) 	     (667.9) 	     (771.9)
	Consolidated               	1,450.7      	1,765.9      	1,450.7	      1,765.9

                                      Alaska  Airlines Financial and Statistical Data

                                            Quarter Ended September 30                Nine Months Ended September 30

Financial Data (in millions):               1997       1998   % Change               1997           1998    % Change
Operating Revenues:
Passenger                                 $380.5     $406.2        6.8             $984.0       $1,076.9         9.4
Freight and mail                            22.9       22.7       (0.9)              62.3           63.9         2.6
Other - net                                 16.9       17.6        4.1               51.6           52.8         2.3
Total Operating Revenues                   420.3      446.5        6.2            1,097.9        1,193.6         8.7

Operating Expenses:
Wages and benefits                         111.8      123.3       10.3              317.7          351.1        10.5
Employee profit sharing                      6.7        8.0       19.4                9.7           16.0        64.9
Contracted services                         11.0       12.1       10.0               30.9           36.9        19.4
Aircraft fuel                               49.4       44.4      (10.1)             150.4          123.2       (18.1)
Aircraft maintenance                        17.8       19.6       10.1               48.8           60.3        23.6
Aircraft rent                               37.7       42.1       11.7              110.2          117.7         6.8
Food and beverage service                   12.7       13.5        6.3               34.9           36.6         4.9
Commissions                                 30.1       26.5      (12.0)              77.9           71.9        (7.7)
Other selling expenses                      20.3       20.4        0.5               52.2           56.3         7.9
Depreciation and amortization               14.4       15.6        8.3               42.1           46.0         9.3
Loss (gain) on sale of assets               (0.4)       0.1        NM                (0.3)           0.3         NM
Landing fees and other rentals              14.1       15.9       12.8               40.4           44.6        10.4
Other                                       25.4       25.7        1.2               73.1           73.3         0.3
Total Operating Expenses                   351.0      367.2        4.6              988.0        1,034.2         4.7

Operating Income                            69.3       79.3       14.4              109.9          159.4        45.0

Interest income                              3.3        6.5                           8.4           16.4
Interest expense                            (6.4)      (4.3)                        (19.1)         (13.5)
Interest capitalized                         0.8        1.0                           2.4            3.6
Other - net                                  0.6      (15.6)                          2.1          (14.2)
                                            (1.7)     (12.4)                         (6.2)          (7.7)

Income Before Income Tax                   $67.6      $66.9                        $103.7         $151.7

Operating Statistics:
Revenue passengers (000)                   3,441      3,661        6.4              9,325          9,845         5.6
RPMs (000,000)                             2,933      3,200        9.1              7,896          8,535         8.1
ASMs (000,000)                             4,179      4,639       11.0             11,589         12,603         8.8
Passenger load factor                       70.2%      69.0%   (1.2)pts              68.1%          67.7%    (0.4)pts
Breakeven load factor                       56.6%      57.3%    0.7 pts              60.5%          58.0%    (2.5)pts
Yield per passenger mile                   12.97c     12.69c      (2.2)             12.46c         12.62c        1.3
Operating revenue per ASM                  10.06c      9.62c      (4.3)              9.47c          9.47c       (0.0)
Operating expenses per ASM                  8.40c      7.92c      (5.8)              8.53c          8.21c       (3.7)
Fuel cost per gallon                        66.9c      54.2c     (19.0)              72.8c          55.2c      (24.2)
Fuel gallons (000,000)                      73.9       81.9       10.8              206.4          223.1         8.1
Average number of employees                8,534      9,015        5.6              8,240          8,669         5.2
Aircraft utilization (block hours)          11.9       11.8       (0.8)              11.5           11.6         0.9
Operating fleet at period-end                 78         85        9.0                 78             85         9.0
NM = Not Meaningful
c = cents

                                      Horizon Air Financial and Statistical Data

                                            Quarter Ended September 30                Nine Months Ended September 30

Financial Data (in millions):               1997       1998   % Change               1997           1998    % Change
Operating Revenues:
Passenger                                  $81.0      $93.5       15.4             $216.8         $246.8        13.8
Freight and mail                             3.0        2.8       (6.7)               8.5            8.1        (4.7)
Other - net                                  0.9        1.4       55.6                2.0            3.8        90.0
Total Operating Revenues                    84.9       97.7       15.1              227.3          258.7        13.8

Operating Expenses:
Wages and benefits                          24.1       27.6       14.5               70.5           77.0         9.2
Employee profit sharing                      0.6        2.1      250.0                0.6            3.1       416.7
Contracted services                          1.7        2.5       47.1                4.6            6.5        41.3
Aircraft fuel                                7.9        8.1        2.5               24.4           22.3        (8.6)
Aircraft maintenance                        12.3       10.2      (17.1)              33.3           32.1        (3.6)
Aircraft rent                                8.9       10.1       13.5               26.0           30.3        16.5
Food and beverage service                    0.5        0.6       20.0                1.4            1.7        21.4
Commissions                                  4.9        4.8       (2.0)              13.7           12.9        (5.8)
Other selling expenses                       4.5        5.3       17.8               12.9           14.2        10.1
Depreciation and amortization                2.9        3.4       17.2                8.5            8.9         4.7
Loss (gain) on sale of assets                0.1        0.2        NM                (0.6)           0.1         NM
Landing fees and other rentals               3.5        4.7       34.3               10.0           12.4        24.0
Other                                        6.0        7.9       31.7               19.4           21.1         8.8
Total Operating Expenses                    77.9       87.5       12.3              224.7          242.6         8.0

Operating Income                             7.0       10.2       45.7                2.6           16.1       519.2

Interest income                              0.1        0.0                           0.1            0.0
Interest expense                            (0.4)      (0.2)                         (1.5)          (1.0)
Interest capitalized                         0.4        0.4                           1.2            1.2
Other - net                                  0.1        0.0                           0.3            0.2
                                             0.2        0.2                           0.1            0.4

Income Before Income Tax                    $7.2      $10.4                          $2.7          $16.5

Operating Statistics:
Revenue passengers (000)                   1,010      1,221       20.9              2,747          3,203        16.6
RPMs (000,000)                               246        329       33.8                658            832        26.4
ASMs (000,000)                               380        496       30.4              1,070          1,329        24.2
Passenger load factor                       64.7%      66.3%    1.6 pts              61.5%          62.6%     1.1 pts
Breakeven load factor                       58.3%      58.1%   (0.2)pts              60.9%          58.0%    (2.9)pts
Yield per passenger mile                   32.96c     28.41c     (13.8)             32.94c         29.66c       (9.9)
Operating revenue per ASM                  22.32c     19.68c     (11.8)             21.24c         19.47c       (8.3)
Operating expenses per ASM                 20.47c     17.62c     (13.9)             21.00c         18.26c      (13.1)
Fuel cost per gallon                        71.8c      56.8c     (20.9)              78.0c          58.4c      (25.1)
Fuel gallons (000,000)                      11.0       14.3       30.0               31.3           38.1        21.7
Average number of employees                2,735      3,132       14.5              2,750          2,940         6.9
Aircraft utilization (block hours)           7.5        8.3       10.7                7.1            7.9        11.3
Operating fleet at period-end                 57         58        1.8                 57             58         1.8
NM = Not Meaningful
c = cents