Form 10-K405
period 1998-12-31
ALASKA AIR GROUP INC
filed 1999-02-11
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF	1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1998
		OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 [NO FEE REQUIRED]
For the transition period from  . . . . . . . .  to  . . . . . . . .

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

	As of December 31, 1998, common shares outstanding totaled 26,224,005.  The aggregate market value of the common shares of Alaska Air Group, Inc. held by nonaffiliates, 26,156,752 shares, was approximately $1.157 billion
(based on the closing price of these shares, $44.25, on the New York Stock
Exchange on such date).

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

DOCUMENTS TO BE INCORPORATED BY REFERENCE
	Title of Document		        Part Hereof Into Which Document to be Incorporated
Definitive Proxy Statement
Relating to 1999 Annual
Meeting of Shareholders        Part III

Exhibit Index begins on page 35.

PART I

ITEM 1.	BUSINESS

GENERAL INFORMATION
Alaska Air Group, Inc. (Air Group or the Company) is a holding company that was incorporated in Delaware in 1985. Its two principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Both subsidiaries operate as airlines, although their business plans, competition and economic risks differ substantially. Alaska is a major airline, operates an all jet fleet, and its average passenger trip length is 864 miles. Horizon is a regional airline, operates jet and turboprop aircraft, and its average passenger trip is 260 miles. Individual financial information for Alaska and Horizon is reported in Note 11 to Consolidated Financial Statements. Air Group's executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188. The business of the Company is somewhat seasonal. Quarterly operating income tends to peak during the third quarter.

Alaska
Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. Alaska serves 35 cities in six states (Alaska, Washington, Oregon, California, Nevada and Arizona), one city in Canada and five cities in Mexico. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 1998, Alaska carried 13.1 million passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 25% of Alaska's 1998 revenue passenger miles, West Coast traffic (including Vancouver, Canada) accounted for 67% and the Mexico markets 8%. Based on passenger enplanements, Alaska's leading airports are Seattle, Portland, Los Angeles and Anchorage. Based on revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles and Seattle-San Diego. At December 31, 1998, Alaska's operating fleet consisted of 84 jet aircraft. The majority of Alaska flights, and certain Northwest Airlines flights, are dual-designated in airline computer reservation systems as Alaska Airlines and Northwest Airlines in order to facilitate feed traffic between the two airlines. Alaska Airlines also serves six smaller cities in California, six in Washington, two in Oregon and many small communities in Alaska through code share marketing agreements with local commuter carriers. In October 1998, Alaska suspended its service to Russia due to economic instability in Russia.

Horizon
Horizon, a Washington corporation, began service in 1981 and was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves 33 cities in five states (Washington, Oregon, Montana, Idaho, and California) and five cities in Canada. In 1998, Horizon carried 4.4 million passengers. Based on passenger enplanements, Horizon's leading airports are Seattle, Portland, Spokane and Boise. Based on revenues, its leading nonstop routes are Seattle-Portland, Seattle-Spokane and Seattle-Boise. At December 31, 1998, Horizon's operating fleet consisted of 20 jet and 40 turboprop aircraft, with the jets providing 58% of the 1998 capacity. Horizon flights are listed under the Alaska Airlines designator code in airline computer reservation systems. Most Horizon flights are also dual-designated in these reservation systems as Northwest Airlines and Alaska Airlines. In 1998, 25% of Horizon's passengers connected to Alaska and 7% connected to Northwest.

Alaska and Horizon integrate their flight schedules to provide the best possible service between any two points served by their systems. Both airlines distinguish themselves from competitors by providing a higher level of customer service. The airlines' excellent service in the form of advance seat assignments, attention to customer needs, high-quality food and beverage service, well-maintained aircraft a first class section aboard Alaska aircraft and other amenities is regularly recognized by independent studies and surveys of air travelers. Alaska and Horizon offer competitive fares.

BUSINESS RISKS
The Company's operations and financial results are subject to various uncertainties, such as intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions.

Competition
Competition in the air transportation industry is intense. Any domestic air carrier deemed fit by the DOT is allowed to operate scheduled passenger service in the United States. Together, Alaska and Horizon carry 2.5% of all U.S. domestic passenger traffic. Alaska and Horizon compete with one or more domestic or foreign airlines on most of their routes. Some of these competitors are substantially larger than Alaska and Horizon, have greater financial resources and have more extensive route systems. Due to its shorthaul markets, Horizon also competes with the automobile.

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

Fuel
Fuel costs were 11.4% of the Company's total operating expenses in 1998. Fuel prices, which can be volatile and are largely outside of the Company's control, can have a significant impact on the Company's operating results. Currently, a one cent change in the fuel price per gallon affects annual fuel costs by approximately $3.5 million. The Company has in the past hedged against its exposure to fluctuations in the price of jet fuel, but does not currently do so. The Company evaluates hedging strategies on an ongoing basis.

Unionized Labor Force
Labor costs were 35% of the Company's total operating expenses in 1998. Wage rates can have a significant impact on the Company's operating results. At December 31, 1998, labor unions represented 87% of Alaska's and 45% of Horizon's employees. The air transportation industry is regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions. The Company cannot predict the outcome of union contract negotiations nor control the variety of actions (e.g. work stoppage or slowdown) unions might take to try to influence those negotiations.

Leverage and Future Capital Requirements
The Company, like many airlines, is relatively highly leveraged, which increases the volatility of its earnings. Due to its high fixed costs, including aircraft lease commitments, a decrease in revenues results in a disproportionately greater decrease in earnings. In addition, the Company has an ongoing need to finance new aircraft deliveries and there is no assurance that such financing will be available in sufficient amounts or on acceptable terms. See Item 7 for management's discussion of liquidity and capital resources.

Government Regulation; International Routes
Like other airlines, the Company is subject to regulation by the Federal Aviation Administration (FAA) and the United States Department of Transportation (DOT). The FAA, under its mandate to ensure aviation safety, can ground aircraft, suspend or revoke the authority of an air carrier or its licensed personnel for failure to comply with Federal Aviation Regulations and levy civil penalties. The DOT has the authority to regulate certain airline economic functions including financial and statistical reporting, consumer protection, computerized reservations systems, essential air transportation and international route authority. The Company is subject to bilateral agreements between the United States and the foreign countries to which the Company provides service. There can be no assurance that existing bilateral agreements between the United States and the foreign governments will continue or that the Company's designation to operate such routes will continue.

Risk of Loss and Liability; Weather
The Company is exposed to potential catastrophic losses in the event of aircraft accidents or terrorist incidents. Consistent with industry standards, the Company maintains vigorous safety, training and maintenance programs, as well as insurance against such losses.
However, any aircraft accident, even if fully insured, could cause a negative public perception of the Company with adverse financial consequences. Unusually adverse weather can significantly reduce flight operations, resulting in lost revenues and added expenses.

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

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection Over 70% of the flight awards selected are subject to blackout dates and capacity-controlled seating. Unlike many other airlines, Alaska's miles do not expire. As of the year-end 1997 and 1998, Alaska estimates that 652,000 and 812,000 round trip flight awards could have been redeemed by Mileage Plan members who have mileage credits exceeding the 20,000 mile free round trip domestic ticket award threshold. At December 31, 1998, fewer than 4% of these flight awards were issued and outstanding. For the years 1996, 1997 and 1998, approximately 173,000, 185,000 and 191,000 round trip flight awards were redeemed and flown on Alaska and Horizon. These awards represent approximately 4.4% for 1996, 3.2% for 1997, and 3.1% for 1998, of the total passenger miles flown for each period.

Alaska maintains a liability for its Mileage Plan obligation that is based on its total miles outstanding, less an estimate for miles that will never be redeemed. The net miles outstanding are allocated between those credited for travel on Alaska, Horizon or other airline partners and those credited for using the services of non-airline partners.
Miles credited for travel on Alaska, Horizon or other airline partners are accrued at Alaska's incremental cost of providing the air travel. The incremental cost includes the cost of meals, fuel, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. A portion of the proceeds received from non-airline partners is also deferred. At December 31, 1997 and 1998, the total liability for miles outstanding was $22.3 million and $28.0 million, respectively.

Employees
Alaska had 9,244 active full-time and part-time employees at December
31, 1998.  Alaska's union contracts at December 31, 1998 were as follows:

                                            			Number of
	Union	                   Employee Group      	Employees	   Contract Status

Air Line Pilots          	Pilots	                1,156     	Amendable 4/30/03
Association International

Association of           	Flight attendants     	1,635	     Amendable 3/14/99
Flight Attendants

International            	Rampservice             	932	     Amendable 8/31/97
Association of           	and stock clerks			               In mediation
Machinists and
Aerospace Workers
                        		Clerical, office and	  3,211	     Amendable 5/20/99
                        		passenger service		               In negotiation

Aircraft Mechanics       	Mechanics, inspectors 	1,031     	Initial contract
Fraternal Association	    and cleaners			                   In negotiation

Mexico Workers           	Mexico airport	           71      Amendable 4/1/99
Association	personnel
of Air Transport

Transport Workers        	Dispatchers	              16	     Amendable 2/9/02
Union of America

Horizon had 3,220 active full-time and part-time employees at December 31, 1998. Horizon's union contracts at December 31, 1998 were as follows:

                                            				Number of
	Union			                     Employee Group	   Employees	 Contract Status

International Brotherhood    	Pilots	             547     	Initial contract
of Teamsters		                                             In negotiation

Association of               	Flight attendants  	343      Amendable 1/28/03
Flight Attendants

Transport Workers            	Mechanics and      	490	     Amendable 5/18/01
Union of America             	related
                              classifications

                            		Dispatchers         	25     	Amendable 5/10/02

National Automobile,	         Station personnel   	50     	Amendable 1/17/01
Aerospace, Transportation	    in Canada
and General Workers

ITEM 2.	PROPERTIES
Aircraft
The following table describes the aircraft operated and their average age at December 31, 1998.

                    	Passenger							                   	Average Age
Aircraft Type	       Capacity	 	Owned  	Leased  	Total  	in Years

Alaska Airlines
Boeing 737-200C         	111       	7	       1	      8	      18.4
Boeing 737-400          	140       	4      	33     	37       	3.8
McDonnell Douglas MD-80	 140	      16      	23     	39       	9.0
                                 		27      	57     	84       	7.6
Horizon Air
de Havilland Dash 8      	37      	--      	40     	40       	4.1
Fokker F-28	              69       	7      	13     	20      	14.8
                                 			7      	53     	60       	7.8

Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," discusses future orders and options for additional aircraft.

Eleven of the 27 aircraft owned by Alaska as of December 31, 1998 are subject to liens securing long-term debt. Alaska's leased B737-200C, B737-400 and MD-80 aircraft have lease expiration dates in 1999, between 2002 and 2016, and between 1999 and 2013, respectively. Horizon's leased de Havilland Dash 8 and Fokker F-28 aircraft have expiration dates between 2000 and 2013 and 2000 and 2002, respectively. Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Notes to Consolidated Financial Statements.

Special noise ordinances or agreements restrict the type of aircraft, the timing and the number of flights operated by Alaska and other air carriers at four Los Angeles area airports plus San Diego, San Jose, San Francisco, Seattle and Vancouver. At December 31, 1998, all of Alaska's aircraft meet the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990.

Ground Facilities and Services
Alaska and Horizon lease ticket counters, gates, cargo and baggage, office space and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings at various Alaska cities.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include: a three-bay hangar facility with maintenance shops; a flight operations and training center; an air cargo facility; a reservations and office facility; two office buildings; its corporate headquarters; and two storage warehouses. Alaska also leases a two-bay hangar/office facility at Sea-Tac. Alaska's other major facilities include: a regional headquarters building, an air cargo facility and a leased hangar/office facility in Anchorage; a Phoenix reservations center; and a leased two-bay maintenance facility in Oakland.

Horizon owns its Seattle corporate headquarters building. It leases an operations, training and aircraft maintenance facility (completed in 1998) in Portland, and a maintenance facility in Boise.

ITEM 3.	LEGAL PROCEEDINGS
In July 1998, the Company announced that it had reached an agreement in principle with the trustee for creditors of the defunct MarkAir, Inc. regarding a breach of contract lawsuit. Subsequently, a formal settlement agreement was approved by the bankruptcy court. The $16.5 million settlement resulted in an after-tax charge of $10.1 million ($0.38 per diluted share) in the third quarter of 1998.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Alaska Air Group, Inc., their positions and their respective ages (as of March 1, 1999) are as follows:

	Name		            	Position		                        Age  	Officer Since

John F. Kelly      	Chairman, President and Chief 	    54	    1981
                  		Executive Officer of Alaska
                 			Air Group, Inc.; Chairman and
                 			and CEO of Alaska Airlines, Inc.;
                 			Chairman of Horizon Air
                    Industries, Inc.

Harry G. Lehr      	Senior Vice President/Finance     	58    	1986
                 			of Alaska Air Group, Inc.
              						and Alaska Airlines, Inc.

Steven G. Hamilton 	Vice President/Legal and General  	59    	1988
                 			Counsel of Alaska Air Group, Inc.
                 			and Alaska Airlines, Inc.

Keith Loveless     	Corporate Secretary and Associate 	42    	1996
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
	STOCKHOLDER MATTERS

As of December 31, 1998, there were 26,224,005 shares of common stock issued and outstanding and 4,687 shareholders of record. The Company also held 2,750,102 treasury shares at a cost of $62.7 million. The Company has not paid dividends on the common stock since 1992. Air Group's common stock is listed on the New York Stock Exchange (symbol:
ALK).

The following table shows the trading range of Alaska Air Group common stock on the New York Stock Exchange for 1997 and 1998.

                    		1997		              	1998
               			High		  	Low		     	High	    		Low

	First Quarter	  27-5/8  	20-3/4    	61	       38-1/4
	Second Quarter	 26-1/4  	23	        62-9/16	  43-3/8
	Third Quarter	  33-5/16	 25-1/16	   61-3/16	  32-1/16
	Fourth Quarter	 40-1/8	  30-3/16	   45-11/16	 26

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                                                   1994          1995        1996        1997            1998
Consolidated Financial Data:
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues                              $1,315.6      $1,417.5    $1,592.2    $1,739.4      $1,897.7
Operating Expenses                               1,241.6       1,341.8     1,503.2     1,600.4       1,686.7
Operating Income                                    74.0          75.7        89.0       139.0         211.0
Nonoperating expense, net (a)                      (33.0)        (41.7)      (24.7)      (15.4)         (6.6)
Income before income tax                            41.0          34.0        64.3       123.6         204.4
Net Income                                         $22.5         $17.3       $38.0       $72.4        $124.4

Average shares outstanding                        13.367        13.485      14.241      14.785        23.388
Basic earnings per share                           $1.69         $1.28       $2.67       $4.90         $5.32
Diluted earnings per share                          1.62          1.26        2.05        3.53          4.81
At End of Period (in millions, except ratio):
Total assets                                    $1,315.8      $1,313.4    $1,311.4    $1,533.1      $1,731.8
Long-term debt and capital lease obligation        589.9         522.4       404.1       401.4         171.5
Shareholders' equity                               191.3         212.5       272.5       475.3         789.5
Ratio of earnings to fixed charges                  1.36          1.28        1.57        2.10          2.93
Alaska Airlines Operating Data:
Revenue passengers (000)                           8,958        10,140      11,805      12,284        13,056
Revenue passenger miles (RPM) (000,000)            7,587         8,584       9,831      10,386        11,283
Available seat miles (ASM) (000,000)              12,082        13,885      14,904      15,436        16,807
Revenue passenger load factor                       62.8%         61.8%       66.0%       67.3%         67.1%
Yield per passenger mile                           12.20c        11.59c      11.67c      12.49c        12.50c
Operating revenues per ASM                          8.79c         8.23c       8.70c       9.38c         9.32c
Operating expenses per ASM                          8.27c         7.71c       8.10c       8.51c         8.17c
Average full-time equivalent employees             6,486         6,993       7,652       8,236         8,704
Horizon Air Operating Data:
Revenue passengers (000)                           3,482         3,796       3,753       3,686         4,389
Revenue passenger miles (RPM) (000,000)              733           841         867         889         1,143
Available seat miles (ASM) (000,000)               1,165         1,414       1,462       1,446         1,815
Revenue passenger load factor                       62.9%         59.5%       59.3%       61.5%         63.0%
Yield per passenger mile                           33.35c        31.48c      33.14c      32.56c        29.01c
Operating revenues per ASM                         22.06c        19.77c      20.61c      21.00c        19.16c
Operating expenses per ASM                         20.95c        19.47c      20.60c      20.60c        18.16c
Average full-time equivalent employees             2,557         2,864       2,891       2,756         3,019

(a) Includes capitalized interest of $.4 million, $.2 million, $1.0 million, $5.3 million and $6.6 million for 1994, 1995, 1996, 1997, and 1998, respectively.
c=cents

                                           Alaska  Airlines Financial and Statistical Data

                                                     Quarter Ended December 31                      Year Ended December 31
Financial Data (in millions):                  1997           1998    % Change                     1997           1998  % Change
Operating Revenues:
Passenger                                     $313.0        $333.5         6.5                  $1,297.0      $1,410.4       8.7
Freight and mail                                20.7          19.8        (4.3)                     82.9          83.7       1.0
Other - net                                     16.2          19.4        19.8                      68.0          72.2       6.2
Total Operating Revenues                       349.9         372.7         6.5                   1,447.9       1,566.3       8.2

Operating Expenses:
Wages and benefits                             106.1         115.0         8.4                     423.8         466.1      10.0
Employee profit sharing                          2.4           3.7        54.2                      12.1          19.7      62.8
Contracted services                             11.6          11.8         1.7                      42.5          48.7      14.6
Aircraft fuel                                   49.3          39.1       (20.7)                    199.7         162.3     (18.7)
Aircraft maintenance                            18.6          17.2        (7.5)                     67.4          77.6      15.1
Aircraft rent                                   38.2          41.2         7.9                     148.5         158.9       7.0
Food and beverage service                       11.8          12.5         5.9                      46.7          49.1       5.1
Commissions                                     22.9          22.5        (1.7)                    100.8          94.4      (6.3)
Other selling expenses                          11.7          18.9        61.5                      63.9          75.2      17.7
Depreciation and amortization                   14.9          15.9         6.7                      56.9          61.9       8.8
Loss (gain) on sale of assets                   (0.9)          0.6         NM                       (1.2)          1.0       NM
Landing fees and other rentals                  12.7          14.8        16.5                      53.1          59.4      11.9
Other                                           26.2          24.9        (5.0)                     99.4          98.0      (1.4)
Total Operating Expenses                       325.5         338.1         3.9                   1,313.6       1,372.3       4.5

Operating Income                                24.4          34.6        41.8                     134.3         194.0      44.5

Interest income                                  3.9           6.8                                  12.2          23.2
Interest expense                                (5.9)         (4.0)                                (25.0)        (17.4)
Interest capitalized                             1.1           1.5                                   3.4           5.1
Other - net                                      0.1          (0.1)                                  2.5         (14.4)
                                                (0.8)          4.2                                  (6.9)         (3.5)

Income Before Income Tax                       $23.6         $38.8        64.4                    $127.4        $190.5      49.5

Operating Statistics:
Revenue passengers (000)                       2,958         3,211         8.5                    12,284        13,056       6.3
RPMs (000,000)                                 2,490         2,749        10.4                    10,386        11,283       8.6
ASMs (000,000)                                 3,847         4,204         9.3                    15,436        16,807       8.9
Passenger load factor                           64.7%         65.4%     0.7 pts                     67.3%         67.1%  (0.2)pts
Breakeven load factor                           60.2%         58.0%    (2.2)pts                     60.5%         58.0%  (2.5)pts
Yield per passenger mile                       12.57c        12.13c       (3.5)                    12.49c        12.50c      0.1
Operating revenue per ASM                       9.10c         8.87c       (2.5)                     9.38c         9.32c     (0.6)
Operating expenses per ASM                      8.46c         8.04c       (5.0)                     8.51c         8.17c     (4.1)
Fuel cost per gallon                            71.7c         52.6c      (26.7)                     72.6c         54.6c    (24.8)
Fuel gallons (000,000)                          68.8          74.3         8.0                     275.2         297.4       8.1
Average number of employees                    8,223         8,787         6.9                     8,236         8,704       5.7
Aircraft utilization (block hours)              11.2          11.2         0.0                      11.4          11.5       0.9
Operating fleet at period-end                     78            84         7.7                        78            84       7.7
NM = Not Meaningful
c=cents

                                           Horizon Air Financial and Statistical Data

                                                      Quarter Ended December 31                           Year Ended December 31

Financial Data (in millions):                  1997           1998    % Change                     1997           1998  % Change
Operating Revenues:
Passenger                                      $72.7         $84.9        16.8                    $289.5        $331.7      14.6
Freight and mail                                 2.7           2.7         0.0                      11.2          10.7      (4.5)
Other - net                                      1.0           1.5        50.0                       2.9           5.4      86.2
Total Operating Revenues                        76.4          89.1        16.6                     303.6         347.8      14.6

Operating Expenses:
Wages and benefits                              23.9          28.1        17.6                      94.4         105.1      11.3
Employee profit sharing                          0.8           0.4       (50.0)                      1.4           3.5     150.0
Contracted services                              1.7           2.5        47.1                       6.3           9.0      42.9
Aircraft fuel                                    8.4           8.0        (4.8)                     32.8          30.2      (7.9)
Aircraft maintenance                             8.0          11.3        41.3                      41.4          43.3       4.6
Aircraft rent                                    9.4          10.2         8.5                      35.5          40.6      14.4
Food and beverage service                        0.5           0.7        40.0                       1.9           2.5      31.6
Commissions                                      4.1           4.3         4.9                      17.9          17.3      (3.4)
Other selling expenses                           3.6           5.5        52.8                      16.5          19.6      18.8
Depreciation and amortization                    2.7           4.1        51.9                      11.2          12.9      15.2
Loss (gain) on sale of assets                   (0.1)         (0.1)        NM                       (0.7)          0.0       NM
Landing fees and other rentals                   3.5           4.7        34.3                      13.5          17.2      27.4
Other                                            6.7           7.3         9.0                      25.7          28.4      10.5
Total Operating Expenses                        73.2          87.0        18.9                     297.8         329.6      10.7

Operating Income                                 3.2           2.1       (34.4)                      5.8          18.2     213.8

Interest income                                  0.0           0.0                                   0.1           0.0
Interest expense                                (0.3)         (0.1)                                 (1.8)         (1.0)
Interest capitalized                             0.6           0.3                                   1.8           1.5
Other - net                                      0.1           0.1                                   0.4           0.2
                                                 0.4           0.3                                   0.5           0.7

Income Before Income Tax                        $3.6          $2.4       (33.3)                     $6.3         $18.9     200.0

Operating Statistics:
Revenue passengers (000)                         938         1,186        26.4                     3,686         4,389      19.1
RPMs (000,000)                                   231           311        34.7                       889         1,143      28.6
ASMs (000,000)                                   376           486        29.4                     1,446         1,815      25.5
Passenger load factor                           61.5%         64.0%     2.5 pts                     61.5%         63.0%   1.5 pts
Breakeven load factor                           58.3%         62.2%     3.9 pts                     60.2%         59.1%  (1.1)pts
Yield per passenger mile                       31.48c        27.28c      (13.3)                    32.56c        29.01c    (10.9)
Operating revenue per ASM                      20.32c        18.32c       (9.9)                    21.00c        19.16c     (8.8)
Operating expenses per ASM                     19.47c        17.89c       (8.1)                    20.60c        18.16c    (11.9)
Fuel cost per gallon                            76.3c         55.6c      (27.1)                     77.5c         57.7c    (25.7)
Fuel gallons (000,000)                          11.0          14.4        30.9                      42.4          52.5      23.8
Average number of employees                    2,774         3,257        17.4                     2,756         3,019       9.5
Aircraft utilization (block hours)               7.1           7.8         9.9                       7.1           7.9      11.3
Operating fleet at period-end                     62            60        (3.2)                       62            60      (3.2)
NM = Not Meaningful
c=cents

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Industry Conditions
The airline industry is cyclical due to a high correlation between demand for air travel and general economic conditions. Generally speaking, economic conditions have been strong during the years covered by this discussion. Because the industry has high fixed costs in relation to revenues, a small change in load factors or fare levels has a large impact on profits.

For most airlines, labor and fuel account for almost half of operating expenses. The strong economy has increased employee turnover and put upward pressure on labor costs. Fuel prices have been volatile in the last three years. For Alaska Airlines, fuel prices increased 20% in 1996, decreased 4% in 1997 and decreased another 25% in 1998.

In recent years, airlines have reduced their ticket distribution costs by capping travel agent commissions, by decreasing commission rates from 10% to 8%, by partially eliminating paper tickets and by selling tickets directly to passengers via the Internet.

RESULTS OF OPERATIONS
1998 Compared with 1997 Consolidated net income in 1998 was $124.4 million, or $4.81 per share (diluted), compared with net income of $72.4 million, or $3.53 per share in 1997. The 1998 results include an after-tax charge of $10.1 million ($0.38 per diluted share) for settlement of the MarkAir litigation. Consolidated operating income was $211.0 million in 1998 compared with $139.0 million in 1997. Lower fuel prices accounted for $56.9 million of the $72.0 million improvement in operating income. Alaska's annual operating income improved by $59.7 million, while Horizon's improved by $12.4 million. A discussion of operating results for the two airlines follows.

Alaska Airlines (Refer to Alaska's operating and statistical data in Item 6.) Operating income increased 44.5% to $194.0 million, resulting in a 12.4% operating margin as compared to a 9.3% margin in 1997. Operating revenue per available seat mile (ASM) decreased 0.6% to 9.32 cents while operating expenses per ASM decreased 4.1% to 8.17 cents.

The decrease in revenue per ASM was primarily due to a 0.2 point decrease in passenger load factor. The Pacific Northwest-Southern California and Pacific Northwest-Northern California markets experienced modest increases in load factor, while the Seattle-Anchorage market experienced a small decrease. Alaska's top five markets, which represent 79% of its traffic, experienced increases in passenger yield. Several smaller markets, including the new Canadian market, had decreases in yield.

Freight and mail revenues increased 1.0% primarily due to a 4.7% increase in mail pounds and a 0.5% increase in freight pounds carried. Freight rates were down due to increased competition in the Seattle-Anchorage market. Other-net revenues increased 6.2% due to increased revenue from travel partners in Alaska's frequent flyer program.

Wages and benefits increased 10.0% due to a 5.7% increase in the number of employees combined with a 4.1% increase in average wages and benefits per employee. Employees were added in all areas to service the 8.9% capacity (ASM) increase and the 6.3% increase in passengers carried. Average wages and benefits per employee increased primarily due to higher pilot wage rates and pension costs that resulted from a new pilot contract signed in late 1997.

Profit sharing expense increased 63% due to a large increase in pretax income.

Contracted services increased 15%, due to growth in ground handling and security charges as a result of more flights to Canada and other cities, greater use of temporary employees (particularly in computer systems development), higher shipping charges incurred and increased navigation fees in Canada and Mexico.

Fuel expense decreased 19%, as the 8% increase in fuel consumption was more than offset by a 25% decrease in the price of fuel.

Maintenance expense increased 15%, exceeding the 9% increase in capacity, due to a greater number of annual aircraft inspections (C checks) performed, and increased engine overhaul expense.

Aircraft rent increased 7%, primarily due to leasing nine new aircraft in 1998.

Food and beverage expense increased 5%, in line with the 6% increase in passengers carried.

Commission expense decreased 6% (in spite of a 9% increase in passenger revenue), primarily because the commission rate paid to travel agents decreased from 10% to 8% for sales made since October, 1997. As a percentage of passenger revenue, commission expense decreased 14%, from 7.8% to 6.7%. In 1998, 70% of ticket sales were made through travel agents, versus 72% in 1997.

Other selling expenses increased 18%, higher than the 9% increase in passenger revenues, due to increased advertising to promote the new Canada market and other markets.

Depreciation and amortization expense increased 9%, primarily due to modifications (made in late 1997) to the B737-200C fleet to meet Stage 3 noise requirements, a full year of depreciation on two MD-80s purchased in 1997 and added depreciation on computers and related equipment.

Landing fees and other rentals increased 12%, higher than the 9% increase in capacity, primarily due to rental rate and space increases at several airports and higher than average fees in Canada.

Other expense decreased 1%, primarily due to a $2.7 million recovery of California property taxes that resulted from settlement of industry litigation, lower long distance telephone rates and lower insurance rates. These savings were partly offset by higher expenditures for operating supplies, employee hiring, flight crew hotels and legal fees.

Horizon Air (Refer to Horizon's operating and statistical data in Item 6.) During 1998, Horizon completed its transition to a simplified fleet (which at year-end 1998 comprised 20 Fokker F-28-4000 jets and 40 de Havilland Dash 8-200 turboprop aircraft). Over the last few years, Horizon's route structure changed from a largely hub-and-spoke system to more of a point-to-point one, flying people longer distances (260 miles on the average in 1998 versus 241 miles in 1997) with fewer connections. Due to their higher capacity and longer stage lengths, the jets accounted for 58% of the ASMs flown in 1998, versus 21% four years ago. These changes have resulted in a more efficient operation, with lower unit revenues (down 8.8%) and even lower unit costs (down 11.9%). As a result, operating income increased from $5.8 million to $18.2 million, resulting in a 5.2% operating margin as compared to 1.9% in 1997.

Freight and mail revenues decreased 5% primarily due to increased competition from overnight trucking. Other-net revenues increased 86% primarily due to increased freight and ground handling services provided to other airlines.

Wages and benefits increased 11.3% due to a 9.5% increase in the number of employees combined with a 1.6% increase in average wages and benefits per employee. Employees were added in all areas to service the 19% increase in passengers carried.

Profit sharing expense increased 150% due to a large increase in pretax income.

Contracted services increased 43%, due to increased navigation fees in Canada, higher ground handling and security charges and greater use of computer and other consultants.

Fuel expense decreased 8%, as the 24% increase in fuel consumption was more than offset by a 26% decrease in the price of fuel.

Maintenance expense increased 5%, much less than the 26% increase in capacity, due to fewer maintenance requirements for the many new Dash 8-200 aircraft acquired during 1997-1998, better reliability of F-28 4000 jets that have replaced the F-28 1000s and other efficiencies of a more simplified fleet.

Aircraft rent increased 14%, as most of the new aircraft acquired in 1998 were leased.

Food and beverage expense increased 32%, in line with the 29% increase in revenue passenger miles.

Commission expense decreased 3% (in spite of a 15% increase in passenger revenue), primarily because the commission rate paid to travel agents decreased from 10% to 8% for sales made since October, 1997. As a percentage of passenger revenue, commission expense decreased 16%, from 6.2% to 5.2%.

Other selling expenses increased 19%, in line with the 15% increase in passenger revenues.

Depreciation and amortization expense increased 15%, primarily due to purchase of more F-28s in 1998 and added depreciation on aircraft spare parts and station equipment.

Landing fees and other rentals increased 27%, in line with the 26% increase in capacity.

Other expense increased 11%, primarily due to higher expenditures for flight crew training, hotels, per diem charges, employee hiring and computers. These increases were partly offset by lower insurance charges and property taxes.

Consolidated Nonoperating Income (Expense) Net nonoperating items improved $8.8 million over 1997 due to lower interest expense (due to conversion of convertible bonds in 1998 and other debt repayments) and higher interest income (due to higher cash balances). These were partly offset by a $16.5 million charge for a settlement of the MarkAir litigation.

1997 Compared with 1996 Consolidated net income in 1997 was $72.4 million, or $3.53 per share (diluted), compared with net income of $38.0 million, or $2.05 per share in 1996. Consolidated operating income was $139.0 million in 1997 compared with $89.0 million in 1996. Severe winter storms, high fuel prices and matching of competitors' lower fares adversely affected the 1996 results.

Alaska Airlines Operating income increased 49.2% to $134.3 million, resulting in a 9.3% operating margin as compared with a 6.9% margin in 1996. Operating revenue per ASM increased 7.8% to 9.38 cents while operating expenses per ASM increased 5.1% to 8.51 cents. The increase in revenue per ASM was primarily due to a 7.1% increase in system passenger yield. Higher unit costs were largely due to increased labor costs.

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

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                              	Dec. 31, 1997  	Dec. 31, 1998    	Change
                  	(In millions, except debt-to-equity and per share amounts)

Cash and marketable securities       	$212.7         	$306.6	    	$93.9
Working capital (deficit)		            (48.7)          		2.9     		51.6
Long-term debt
 and capital lease obligations	       	401.4	         	171.5   		(229.9)
Shareholders' equity		                 475.3	         	789.5	    	314.2
Book value per common share	          $26.00	        	$30.11    		$4.11
Debt-to-equity                      	46%:54%        	18%:82%        	NA

1998 Financial Changes The Company's cash and marketable securities portfolio increased by $94 million during 1998. Operating activities provided $310 million of cash in 1998. Additional cash was provided by the sale and leaseback of nine B737-400 aircraft and 12 Dash 8-200 aircraft ($402 million) and the return of $33 million of equipment deposits. Cash was used for $613 million of capital expenditures, including the purchase of nine new B737-400 aircraft, a previously leased B737-400 aircraft, 12 new Dash 8-200 aircraft, flight equipment deposits and airframe and engine overhauls and the repayment of debt ($46 million).

Shareholders' equity increased $314 million due to the conversion of $186 million of convertible bonds into common stock, net income of $124 million and issuance of $7 million of common stock under stock plans.

Financing Activities   During 1998, Alaska sold nine B737-400 aircraft
and leased them back for 18 years; Horizon sold 12 Dash 8-200 aircraft and leased them back for 15 years.

In February 1998, substantially all of the 6-7/8% convertible subordinated debentures were converted into 1.6 million shares of common stock. In June 1998, all of the 6-1/2% convertible subordinated debentures were converted into 6.1 million shares of common stock.

Commitments During 1998, Alaska's lease commitments increased approximately $414 million due to the sale and leaseback of nine B737-400 aircraft. In addition, Alaska ordered eight Boeing 737 aircraft with a cost of approximately $256 million. Horizon's lease commitments increased approximately $162 million due to the acquisition of 12 new Dash 8-200 aircraft. In addition, Horizon ordered 25 Canadair regional jets with a cost of approximately $580 million. At December 31, 1998, the Company had firm orders for 53 aircraft with a total cost of approximately $1.4 billion as set forth below. In addition, Alaska has options to acquire 26 more B737s and Horizon has options to acquire five CRJ 700s. Alaska and Horizon expect to finance the new planes with either leases, long-term debt or internally generated cash.

                                   	Delivery Period - Firm Orders
Aircraft	               1999  	2000   	2001   	2002  	2003-05		  Total
Boeing 737-400	            3	    --     	--     	--     	--     		   3
Boeing 737-700	            5	     7     	--     	--     	--    		   12
Boeing 737-900           	--    	--      	5      	5     	--    		   10
de Havilland Dash 8-200	   3    	--     	--     	--     	--      	   3
Canadair RJ 700	          --    	--     	--      	4     	21	       	25
Total	                    11	     7	      5	      9	     21	       	53

Cost (Millions)        	$281  	$217   	$175   	$267   	$483	   	$1,423

The Company accrues the costs associated with returning leased aircraft over the lease period. As leased aircraft are retired, the costs are charged against the established reserve. At December 31, 1998, $49 million was reserved for leased aircraft returns.

Deferred Taxes At December 31, 1998, net deferred tax liabilities were $91 million, which includes $114 million of net temporary differences offset by $23 million of Alternative Minimum Tax (AMT) credits. The Company believes that all of its deferred tax assets, including its AMT credits, will be realized through profitable operations.

Year 2000 Computer Issue The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company expects to remediate most of its major systems by early 1999 and substantially to complete the project by the end of June 1999. The Company believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not pose significant operational problems. Most of the Company's information technology projects in the last several years have made the affected systems year 2000 compliant. The direct costs of projects solely intended to correct year 2000 problems are currently estimated at less than $2 million. The Company does not track certain costs attributable to year 2000, such as salaries of information technology staff not dedicated entirely to the project. Additional systems currently under review may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration (FAA) that provide essential aviation industry infrastructure. The Company is working with the Airline Transport Association (ATA) and the International Airline Transport Association
(IATA) to monitor the progress of FAA and airports in making their systems year 2000 compliant. In addition, the Company is independently working with certain rural Alaska airports not within ATA's purview. There can be no assurance that such third parties on which the Company's business relies will successfully remediate their systems on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. Areas that could be adversely affected include flight operations, maintenance, planning, reservations, sales, accounting and the frequent flyer program. The Company already has in place certain disaster contingency plans anticipating the potential loss of essential services such as electricity and financial accounting systems. The Company will leverage its year 2000 contingency planning off these existing plans.
In addition, the Company is developing and executing additional contingency plans designed to allow continued operation in the event of failure of key third party systems or products. The foregoing Year 2000 Computer Issue comments include forward-looking statements regarding the performance of the Company. Actual results may differ materially from these projections. Factors that could cause results to differ include the availability of adequate resources to complete the Company's year 2000 plan, the ability to identify and remediate noncompliant systems, and the success of third parties in remediating their year 2000 issues.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 14.

Selected Quarterly Consolidated Financial Information (Unaudited)
                        		1st Quarter	   	2nd Quarter	  	3rd Quarter	  	4th Quarter
                         	1997   	1998	   1997  	1998   	1997	  1998   	1997	  1998
                                   				(in millions, except per share)

Operating revenues	     $380.4	 $416.4 	$435.0	$484.9 	$501.2	$539.4 	$422.8	$457.0
Operating income (loss)	  (5.4)  	22.5   	40.9 	62.6	    76.3	  89.5   	27.2 	 36.4
Net income (loss)        	(5.7)  	13.1   	20.8 	38.9	    42.2	  45.4   	15.1	  27.0

Earnings (loss) per share:
	Basic                  	(0.39)  	0.69   	1.43	 1.77	    2.88  	1.73   	0.98	  1.03
	Diluted                	(0.39) 		0.56   	1.01 	1.51    	1.96  	1.72   	0.73  	1.02

The total of the amounts shown as quarterly earnings per share (EPS) may differ from the amounts shown on the Consolidated Statement of Income because the annual computation is made separately and is based upon average number of shares (and equivalent shares for diluted EPS) outstanding for the year.

ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See "Election of Directors," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 18, 1999. See "Executive Officers of the Registrant" in Part I following Item 4 for information relating to executive officers.

ITEM 11.	EXECUTIVE COMPENSATION
See "Executive Compensation," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of
Shareholders to be held on May 18, 1999.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
See "Security Ownership of Certain Beneficial Owners and Management," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 18, 1999.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See "Transactions with Management and Others," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual
Meeting of Shareholders to be held on May 18, 1999.
PART IV
ITEM 14.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K
(a)  Consolidated Financial Statements:                              	Page(s)
Selected Quarterly Consolidated Financial Information (Unaudited)	         17
Consolidated Balance Sheet as of December 31, 1997 and 1998	            20-21
Consolidated Statement of Income for the years ended
   December 31, 1996, 1997 and 1998	                                       22
Consolidated Statement of Shareholders' Equity for the years ended
   December 31, 1996, 1997 and 1998	                                       23
Consolidated Statement of Cash Flows for the years ended
   December 31, 1996, 1997 and 1998	                                       24
Notes to Consolidated Financial Statements	                             25-32
Report of Independent Public Accountants	                                  33

Consolidated Financial Statement Schedule II, Valuation and Qualifying
Accounts, for the years ended December 31, 1996, 1997 and 1998 			      			34

See Exhibit Index on page 35.

(b)	A report on Form 8-K announcing orders for 25 Canadair Regional
Jets Series 700 aircraft was filed on December 22, 1998

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. ALASKA AIR GROUP, INC.

By:	 /s/ John F. Kelly							Date: February 10, 1999
	John F. Kelly, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 10, 1999 on behalf of the registrant and in the capacities indicated.

	 /s/ John F. Kelly			Chairman, Chief Executive Officer, President and Director
		John F. Kelly

	 /s/ Harry G. Lehr			Senior Vice President/Finance
		Harry G. Lehr     		(Principal Financial Officer)

	 /s/ Bradley D. Tilden		Controller
		Bradley D. Tilden	    	(Principal Accounting Officer)

	 /s/ Ronald F. Cosgrave		Director
		Ronald F. Cosgrave

	 /s/ Mary Jane Fate		Director
		Mary Jane Fate

	 /s/ Bruce R. Kennedy		Director
		Bruce R. Kennedy

	 /s/ R. Marc Langland		Director
		R. Marc Langland

	 /s/ Byron I. Mallott		Director
		Byron I. Mallott

	 /s/ Robert L. Parker, Jr.		Director
		Robert L. Parker, Jr.

	 /s/ John V. Rindlaub		Director
		John V. Rindlaub

	 /s/ Patricia Q. Stonesifer		Director
		Patricia Q. Stonesifer

	 /s/ Richard A. Wien		Director
		Richard A. Wien

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
ASSETS

As of December 31  (In Millions)                                     1997             1998
Current Assets
Cash and cash equivalents                                          $102.6            $29.4
Marketable securities                                               110.1            277.2
Receivables - less allowance for doubtful
  accounts (1997 - $1.2; 1998 - $1.0)                                72.6             70.6
Inventories and supplies                                             47.2             44.1
Prepaid expenses and other assets                                    92.1            107.5
Total Current Assets                                                424.6            528.8

Property and Equipment
Flight equipment                                                    950.1          1,015.4
Other property and equipment                                        258.5            283.2
Deposits for future flight equipment                                108.9            164.9
                                                                  1,317.5          1,463.5
Less accumulated depreciation and amortization                      373.8            417.0
                                                                    943.7          1,046.5
Capital leases:
Flight and other equipment                                           44.4             44.4
Less accumulated amortization                                        27.5             29.6
                                                                     16.9             14.8
Total Property and Equipment - Net                                  960.6          1,061.3


Intangible Assets - Subsidiaries                                     59.6             57.5


Other Assets                                                         88.3             84.2


Total Assets                                                     $1,533.1         $1,731.8

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.
LIABILITIES AND SHAREHOLDERS' EQUITY

As of December 31  (In Millions)                                     1997             1998
Current Liabilities
Accounts payable                                                    $73.9            $84.3
Accrued aircraft rent                                                60.7             75.5
Accrued wages, vacation and payroll taxes                            70.1             79.4
Other accrued liabilities                                            73.5             80.9
Air traffic liability                                               166.4            178.6
Current portion of long-term debt and
  capital lease obligations                                          28.7             27.2
Total Current Liabilities                                           473.3            525.9

Long-Term Debt and Capital Lease Obligations                        401.4            171.5
Other Liabilities and Credits
Deferred income taxes                                                72.3             99.2
Deferred income                                                      19.5             41.5
Other liabilities                                                    91.3            104.2
                                                                    183.1            244.9
Commitments
Shareholders' Equity
Preferred stock, $1 par value
  Authorized:       5,000,000 shares                                   -                -
Common stock, $1 par value
  Authorized:      50,000,000 shares
  Issued: 1997 -  21,030,762 shares
          1998 -  28,974,107 shares                                  21.0             29.0
  Capital in excess of par value                                    292.5            473.9
  Treasury stock, at cost: 1997 - 2,748,030 shares
          1998 - 2,750,102 shares                                   (62.6)           (62.7)
Deferred compensation                                                (1.8)            (1.3)
Retained earnings                                                   226.2            350.6
                                                                    475.3            789.5
Total Liabilities and Shareholders' Equity                       $1,533.1         $1,731.8

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.
Year Ended December 31
(In Millions Except Per Share Amounts)                  1996          1997               1998
Operating Revenues
Passenger                                          $1,427.7        $1,574.5         $1,728.0
Freight and mail                                       93.9            94.1             94.4
Other - net                                            70.6            70.8             75.3
Total Operating Revenues                            1,592.2         1,739.4          1,897.7
Operating Expenses
Wages and benefits                                    477.0           531.7            594.4
Contracted services                                    42.7            48.8             55.5
Aircraft fuel                                         234.2           232.6            192.5
Aircraft maintenance                                   98.7           108.7            120.9
Aircraft rent                                         181.2           183.9            199.5
Food and beverage service                              46.6            48.5             51.6
Commissions                                           101.5           106.6             97.5
Other selling expenses                                 81.8            80.4             94.8
Depreciation and amortization                          67.5            68.3             75.1
Loss (gain) on sale of assets                          (9.1)           (1.9)             1.0
Landing fees and other rentals                         62.4            66.2             76.3
Other                                                 118.7           126.6            127.6
Total Operating Expenses                            1,503.2         1,600.4          1,686.7
Operating Income                                       89.0           139.0            211.0
Nonoperating Income (Expense)
Interest income                                        11.1            10.6             22.2
Interest expense                                      (38.4)          (33.6)           (21.2)
Interest capitalized                                    1.0             5.3              6.6
Other - net                                             1.6             2.3            (14.2)
                                                      (24.7)          (15.4)            (6.6)
Income before income tax                               64.3           123.6            204.4
Income tax expense                                     26.3            51.2             80.0
Net Income                                            $38.0           $72.4           $124.4

Basic Earnings Per Share                              $2.67           $4.90            $5.32
Diluted Earnings Per Share                            $2.05           $3.53            $4.81
Shares used for computation:
  Basic                                              14.241          14.785           23.388
  Diluted                                            22.458          22.689           26.367

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.
                                             Common              Capital in     Treasury     Deferred
                                            Shares     Common     Excess of        Stock      Compen-    Retained
(In Millions)                           Outstanding     Stock     Par Value      at Cost       sation    Earnings      Total
Balances at December 31, 1995                13.565     $16.7        $155.4       $(71.8)       $(3.6)     $115.8     $212.5
1996 net income                                                                                              38.0       38.0
Stock issued under stock plans                0.505       0.5           9.7                                             10.2
Treasury stock sale                           0.405                     1.7          9.2                                10.9
Employee Stock Ownership Plan
  shares allocated                                                                                0.9                    0.9
Balances at December 31, 1996                14.475      17.2         166.8        (62.6)        (2.7)      153.8      272.5
1997 net income                                                                                              72.4       72.4
Issuance of common stock                      3.450       3.5         118.4                                            121.9
Stock issued under stock plans                0.349       0.3           7.1                                              7.4
Stock issued for convertible
 subordinated debentures                      0.008       0.0           0.2                                              0.2
Treasury stock sale                           0.001
Employee Stock Ownership Plan
  shares allocated                                                                                0.9                    0.9
Balances at December 31, 1997                18.283      21.0         292.5        (62.6)        (1.8)      226.2      475.3
1998 net income                                                                                             124.4      124.4
Stock issued under stock plans                0.196       0.3           6.4                                              6.7
Stock issued for convertible
 subordinated debentures                      7.747       7.7         175.0                                            182.7
Treasury stock purchase                      (0.002)                                (0.1)                               (0.1)
Employee Stock Ownership Plan                                                                                            0.0
  shares allocated                                                                                0.5                    0.5
Balances at December 31, 1998                26.224     $29.0        $473.9       $(62.7)       $(1.3)     $350.6     $789.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.
Year Ended December 31  (In Millions)                     1996         1997         1998
Cash flows from operating activities:
Net income                                              $38.0          $72.4       $124.4
Adjustments to reconcile net income to cash:
   Depreciation and amortization                         67.5           68.3         75.1
   Amortization of airframe and engine overhauls         34.6           35.1         41.1
   Loss (gain) on sale of assets                         (9.1)          (1.9)         1.0
   Increase in deferred income taxes                      8.5           22.8         26.9
   Decrease (increase) in accounts receivable            18.8           (2.9)         2.0
   Increase in other current assets                     (13.9)         (10.6)       (12.3)
   Increase in air traffic liability                     38.6            3.4         12.2
   Increase in other current liabilities                 36.9           26.5         41.9
   Other-net                                              3.0           (7.9)        (2.1)
Net cash provided by operating activities               222.9          205.2        310.2
Cash flows from investing activities:
Proceeds from disposition of assets                      58.1            6.9          2.1
Purchases of marketable securities                      (53.5)        (443.6)      (323.4)
Sales and maturities of marketable securities           110.4          385.9        156.3
Flight equipment deposits returned                        1.1            8.7         33.2
Additions to flight equipment deposits                  (60.5)         (68.4)      (182.1)
Additions to property and equipment                    (209.3)        (370.6)      (431.3)
Restricted deposits and other                             0.5           (2.0)        (1.3)
Net cash used in investing activities                  (153.2)        (483.1)      (746.5)
Cash flows from financing activities:
Proceeds from short-term borrowings                      47.0           56.4           -
Repayment of short-term borrowings                      (65.9)        (103.4)          -
Proceeds from sale and leaseback transactions            85.6          246.7        402.0
Proceeds from issuance of long-term debt                   -            28.0           -
Long-term debt and capital lease payments              (133.9)         (25.9)       (45.5)
Proceeds from issuance of common stock                   10.2          129.3          6.6
Proceeds from sale of treasury stock                     10.9             -            -
Net cash provided by (used in) financing activities     (46.1)         331.1        363.1
Net increase (decrease) in cash and cash equivalents     23.6           53.2        (73.2)
Cash and cash equivalents at beginning of year           25.8           49.4        102.6
Cash and cash equivalents at end of year                $49.4         $102.6        $29.4
Supplemental disclosure of cash paid during the year for:
  Interest (net of amount capitalized)                  $43.5          $28.7        $15.8
  Income taxes                                           20.6           22.1         48.5
Noncash investing and financing activities:
 1996 and 1997 - None
 1998 - $186.0 million of convertible debentures were converted into 7.7 million shares of common stock.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alaska Air Group, Inc.
December 31, 1998

Note 1.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Alaska Air Group, Inc. (Company or Air Group) and its subsidiaries, the principal subsidiaries being Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). All significant intercompany transactions are eliminated. Preparation of financial statements requires the use of management's estimates. Actual results could differ from those estimates. Certain reclassifications have been made in prior years' financial statements to conform to the 1998 presentation.

Alaska and Horizon operate as airlines. However, their business plans, competition and economic risks differ substantially. Alaska is a major airline serving Alaska; Vancouver, Canada; the U.S. West Coast and Mexico. It operates an all jet fleet and its average passenger trip is 864 miles. Horizon is a regional airline serving the Pacific Northwest, Northern California and Western Canada. It operates both jet and turboprop aircraft, and its average passenger trip is 260 miles. Substantially all of Alaska's and Horizon's sales occur in the United States. See Note 11 for operating segment information.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces its cash balance when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance on its books which is reported as a current liability. The amount of the negative cash balance was $10.1 million and $18.2 million at December 31, 1997 and 1998, respectively.

Inventories and Supplies
Expendable and repairable aircraft parts, as well as other materials and supplies, are stated at average cost. An allowance for obsolescence is accrued on a straight-line basis over the estimated useful lives of the aircraft. Inventories related to the retired B727 fleet and other surplus items are carried at their net realizable value. The allowance at December 31, 1997 and 1998 for all inventories was $18.0 million and $20.2 million, respectively.

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

Intangible Assets-Subsidiaries
The excess of the purchase price over the fair value of net assets acquired is recorded as an intangible asset and is amortized over 40 years. Accumulated amortization at December 31, 1997 and 1998 was $23.1 million and $25.2 million, respectively.

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



Other Selling Expenses
Other selling expenses includes credit card commissions, computerized reservations systems (CRS) charges, advertising and promotional costs. The costs of advertising are expensed the first time the advertising takes place. Advertising expense was $15.6 million, $11.0 million, and $17.9 million, respectively, in 1996, 1997 and 1998.

Nonoperating Expense
During 1998, the Company settled a breach of contract lawsuit with MarkAir, Inc., which resulted in a $16.5 million charge to other nonoperating expense.

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

Stock Options
The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. See Note 6 for more information.

Derivative Financial Instruments
The Company enters into foreign exchange forward contracts, generally with maturities of less than one month, to manage risk associated with net foreign currency transactions. Resulting gains and losses are recognized currently in other operating expense. The Company periodically enters into interest rate swap agreements to hedge interest rate risk. The differential to be paid or received from these agreements is accrued as interest rates change and is recognized currently in the income statement. The Company periodically enters into hedge agreements to reduce its exposure to fluctuations in the price of jet fuel. A gain or loss is recorded if the fuel index average exceeds the ceiling price or falls below the floor price. There were no interest rate swaps or fuel hedges entered into in 1998.

Note 2.	Marketable Securities
Marketable securities are investments that are readily convertible to cash and have original maturities that exceed three months. They are classified as available for sale and consisted of the following at December 31 (in millions):
	                              1997    	1998
Cost:
U.S. government securities  		$75.1	  $214.1
Asset backed obligations     		35.0  	  31.7
Other corporate obligations		    --  	  31.4
                           		$110.1	  $277.2
Fair value:
U.S. government securities  		$75.2	  $214.9
Asset backed obligations		     35.0    	31.8
Other corporate obligations	    	--	    31.3
                           		$110.2  	$278.0
There were no material unrealized holding gains or losses at December 31, 1997 or 1998.

Of the marketable securities on hand at December 31, 1998, 49% will mature during 1999 and the remainder will mature during 2000. Based on specific identification of securities sold, the following occurred in 1997 and 1998 (in millions):
                     	1997    	1998
Proceeds from sales		$385.9	 $156.3
Gross realized gains	  	0.1    	0.2
Gross realized losses		 0.1     	--
Realized gains and losses are reported as a component of interest income.

Note 3.	Other Assets
Other assets consisted of the following at December 31 (in millions):
                        	 1997	  1998
Restricted deposits		    $67.5	 $69.1
Deferred costs and other	 20.8	  15.1
		                       $88.3	 $84.2
Deferred costs are amortized over the term of the related lease or contract.

Note 4.	Long-term Debt and Capital Lease Obligations
At December 31, 1997 and 1998, long-term debt and capital lease obligations were as follows (in millions):
                                   	1997   	1998
8.5%* fixed rate notes payable
	due through 2001	                $103.5	  $90.3
6.0%* variable rate notes payable
	due through 2009	                 114.9   	85.2
6-1/2% convertible senior
	debentures due 2005	              132.1     	--
6-7/8% convertible subordinated
	debentures due 2004-2014	          54.0	     --
Long-term debt	                    404.5  	175.5
Capital lease obligations	          25.6	   23.2
Less current portion              	(28.7) 	(27.2)
                                 	$401.4 	$171.5

* weighted average for 1998

At December 31, 1998, borrowings of $175.5 million are secured by flight equipment and real property. During 1998, substantially all of the convertible subordinated debentures were converted into 7.747 million shares of common stock.

At December 31, 1998, Alaska had a $115 million credit facility with commercial banks. Advances under this facility may be for up to a maximum maturity of four years. Borrowings may be used for aircraft acquisitions or other corporate purposes, and they bear interest at a rate that varies based on LIBOR. At December 31, 1998, no borrowings were outstanding under this credit facility.

Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets and additional indebtedness. At December 31, 1998, the Company was in compliance with all loan provisions, and under the most restrictive loan provisions, Alaska had $175 million of net worth above the minimum.

At December 31, 1998, long-term debt principal payments for the next five years were (in millions):
1999		$24.5
2000		$55.5
2001		$45.4
2002		$12.1
2003		$12.3

Note 5.	Commitments
Lease Commitments
Lease contracts for 111 aircraft have remaining lease terms of one to 18 years. The majority of airport and terminal facilities are also leased. Total rent expense was $214.7 million, $218.7 million and $241.6 million, in 1996, 1997 and 1998, respectively. Future minimum lease payments under long-term operating leases and capital leases as of December 31, 1998 are shown below (in millions):
                          		Operating Leases   	Capital
                     		  Aircraft 	Facilities	   Leases
1999                   	$   192.9      	$24.8    	$ 4.1
2000	                       180.2       	22.8      	4.1
2001	                       165.6	       16.5      	4.1
2002	                       163.0       	10.5	      4.1
2003	                       143.5        	9.7      	4.1
Thereafter	               1,087.1	      131.0      	9.0
Total lease payments	   	$1,932.3     	$215.3	     29.5
Less amount representing interest		                (6.3)
Present value of capital lease payments	          $23.2

Aircraft Commitments
The Company has firm orders for 25 Boeing 737 series aircraft to be delivered between 1999 and 2002, three Dash 8-200s during 1999, and 25 Canadair RJ 700 jets between 2002 and 2005. The total amount of these commitments is approximately $1.4 billion. As of December 31, 1998, deposits related to the future equipment deliveries were $160 million. In addition to the ordered aircraft, the Company holds purchase options on 26 Boeing 737s and five CRJ 700s.

Note 6.	Stock Plans
Air Group has three stock option plans, which provide for the purchase of Air Group common stock at a stipulated price on the date of grant by certain officers and key employees of Air Group and its subsidiaries. Under the 1988 Plan, options for 1,730,700 shares have been granted. Under the 1996 and 1997 Plans, options for 836,600 shares have been granted and, at December 31, 1998, 90,400 shares were available for grant. Under all plans, the incentive and nonqualified stock options granted have terms of up to approximately ten years. Grantees are 25% vested after one year, 50% after two years, 75% after three years and 100% after four years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996, 1997 and 1998, respectively: dividend yield of 0%, 0% and 0%; volatility of 36%, 34% and 35%; risk-free interest rates of 6.33%, 5.69% and 5.67%; and expected lives of 5, 5 and 5 years. Using these assumptions, the weighted average fair value of options granted was $9.58, $14.04 and $19.33 in 1996, 1997 and 1998, respectively.

Air Group follows APB Opinion 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company's stock options been determined in accordance with Financial Accounting Standard 123, net income and earnings per share (EPS) would have been reduced to the pro forma amounts indicated below.

                         	1996	  1997 	  1998
Net income (in millions):
 As reported	            $38.0 	$72.4	 $124.4
 Pro forma	               37.4  	71.4	  122.2
Basic EPS:
 As reported            	$2.67 	$4.90  	$5.32
 Pro forma	               2.63  	4.83   	5.23
Diluted EPS:
 As reported            	$2.05 	$3.53  	$4.81
 Pro forma	               2.03  	3.48   	4.73

Changes in the number of shares subject to option, with their weighted average exercise prices, are summarized below:
                              	Shares   	Price
Outstanding, Dec. 31, 1995		1,161,588  	$16.56
Granted	                     	379,900   	22.51
Exercised		                  (504,138)  	17.05
Canceled		                    (45,525)  	17.13
Outstanding, Dec. 31, 1996	  	991,825   	18.57
Granted	                     	245,800   	35.25
Exercised		                  (349,575)  	17.36
Canceled		                     (8,125)	  17.03
Outstanding, Dec. 31, 1997	  	879,925	   23.72
Granted		                     324,900   	47.45
Exercised		                  (159,475)  	17.88
Canceled		                     (5,200)  	36.88
Outstanding, Dec. 31, 1998		1,040,150	  $31.96
Exercisable at year-end
December 31, 1996	           	243,675  	$16.70
December 31, 1997		           161,775   	19.08
December 31, 1998		           253,350   	22.92

The following table summarizes stock options outstanding and exercisable at December 31, 1998 with their weighted average remaining contractual lives:
Range of           	Remaining
Exercise prices	   Life (years)  	Shares  	 Price
Outstanding:
$15.00 to $17.50	         6.4	  	191,275	  $15.57
$21.50 to $24.00         	7.6  		283,175   	22.49
$35.25	                   9.0  		241,800   	35.25
$47.00 to $57.31	         9.3	  	323,900   	47.45
$15.00 to $57.31	         8.3		1,040,150	  $31.96
Exercisable:
$15.00 to $17.50		               	98,125	  $15.75
$21.50 to $24.00			               94,775   	22.49
$35.25			                         60,450   	35.25
$47.00 to $57.31			                   --	   47.45
$15.00 to $57.31			              253,350	  $22.92



Note 7.	Employee Benefit Plans
Pension Plans
Four defined benefit and five defined contribution retirement plans cover various employee groups of Alaska and Horizon.

The defined benefit plans provide benefits based on an employee's term of service and average compensation for a specified period of time before retirement. Pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). The defined benefit plan assets are primarily common stocks and fixed income securities.
The following table sets forth the status of the plans for 1997 and 1998 (in millions):
                             	1997	     1998
Projected benefit obligation
Beginning of year	          $230.7   	$307.4
Service cost	                 17.3     	22.5
Interest cost	                17.3     	21.9
Amendments	                   57.7	       --
Change in assumptions	        (8.7)    	27.1
Actuarial loss (gain)	         1.7	     (0.4)
Benefits paid	                (8.6)    	(6.7)
End of year	                $307.4   	$371.8
Plan assets at fair value
Beginning of year          	$223.7   	$289.2
Actual return on
 plan assets                 	47.6     	54.4
Employer contributions	       26.5     	36.1
Benefits paid	                (8.6)    	(6.7)
End of year	                $289.2   	$373.0

Funded status	             		(18.2)    		1.2
Unrecognized loss (gain)		    (0.8)    		7.2
Unrecognized
transition asset	           		(0.5)		   (0.3)
Unrecognized
prior service cost         			60.1		    49.4
Prepaid pension cost		      $ 40.6  		$ 57.5

Weighted average assumptions
  as of December 31
Discount rate               	7.25%	    6.75%
Expected return on
 plan assets	                10.0%    	10.0%
Rate of compensation
 increase	                    3.2%     	5.5%


Net pension expense for the defined benefit plans included the following components for 1996, 1997 and 1998 (in millions):

                       	1996    	1997    	1998
Service cost	         $	15.9  	$	17.3  	$	22.4
Interest cost	          15.4    	17.3    	21.9
Expected return
on assets	             (18.5)	  (22.1)  	(28.7)
Amortization of
 prior service cost      0.3     	0.2     	3.8
Recognized
actuarial loss	          1.4	     1.0	      --
Amortization of
 transition asset      	(0.3)   	(0.3)   	(0.2)

Net pension expense  	$	14.2	  $	13.4	  $	19.2

Alaska and Horizon also maintain an unfunded, noncontributory benefit plan for certain elected officers. The $21 million unfunded accrued pension cost for this plan was accrued as of December 31, 1998.

The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. Some of these plans require Company matching contributions based on a percentage of participants' contributions. One plan has an Employee Stock Ownership Plan (ESOP) feature. The ESOP owns Air Group common shares which are held in trust for eligible employees. The Company has recorded deferred compensation to reflect the value of the shares not yet allocated to eligible employees' accounts. As these shares are allocated to employees, compensation expense is recorded and deferred compensation is reduced. Total expense for the defined contribution plans was $10.1 million, $11.7 million and $11.6 million, respectively, in 1996, 1997 and 1998.

Profit Sharing Plans
Alaska and Horizon have employee profit sharing plans. Profit sharing expense for 1996, 1997 and 1998 was $0.9 million, $13.5 million and $23.2 million, respectively.


Other Postretirement Benefits
The Company allows retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees because the premiums received by the Company are less than the actual cost of the retirees' claims. The accumulated postretirement benefit obligation (APBO) for this subsidy at December 31, 1997 and 1998 was $15.7 million and $20.1 million, respectively.
The APBO is unfunded and is included with other liabilities on the Balance Sheet. Annual expense related to this subsidy is not considered material to disclose.

Note 8.	Income Taxes
Deferred income taxes result from temporary differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. Deferred tax assets and liabilities comprise the following at December 31 (in millions):
                            	1997    	1998
Excess of tax over book
  depreciation	            $161.8	  $162.9
Other - net	                  1.3     	3.7
Gross deferred
tax liabilities	            163.1   	166.6
Loss carryforward	           (0.5)   	(0.1)
Alternative minimum tax	    (50.1)  	(22.7)
Capital leases	              (4.5)   	(2.6)
Ticket pricing adjustments  	(1.2)   	(2.2)
Frequent flyer program	      (8.5)  	(10.5)
Employee benefits	           (7.8)   	(5.7)
Aircraft return provisions 	(16.0)  	(16.4)
Deferred gains	              (4.8)   	(8.4)
Capitalized interest	        (1.4)   	(2.2)
Inventory obsolescence	      (6.5)   	(4.8)
Gross deferred
tax assets	                (101.3)  	(75.6)
Net deferred
tax liabilities           	$ 61.8  	$ 91.0

Current deferred
tax asset                	 $(10.5) 	$ (8.2)
Noncurrent deferred
tax liability               	72.3    	99.2
Net deferred
tax liabilities           	$ 61.8  	$ 91.0


After consideration of temporary differences, taxable income for 1998 was approximately $206 million.

The components of income tax expense were as follows (in millions):
                     		1996   	1997   	1998
Current tax expense:
	Federal	             $17.5  	$26.4  	$43.0
	State                 	0.9    	1.9    	7.8
Total current	         18.4   	28.3   	50.8
Deferred tax expense:
	Federal	               6.7   	18.5	   27.8
	State	                 1.2    	4.4    	1.4
Total deferred	         7.9   	22.9   	29.2
Total tax expense	    $26.3  	$51.2  	$80.0

Income tax expense reconciles to the amount computed by applying the
U.S. federal rate of 35% to income before taxes as follows (in millions):
                         	1996   	1997   	1998
Income before
  income tax	            $64.3 	$123.6 	$204.4
Expected tax expense    	$22.5 	 $43.3  	$71.5
Nondeductible expenses 	   2.8	    2.9	    3.0
State income tax          	1.0    	4.1    	6.2
Other - net	                --    	0.9	   (0.7)
Actual tax expense	      $26.3  	$51.2  	$80.0

Effective tax rate      	40.9%	  41.4%  	39.1%

Note 9.	Earnings per Share
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


EPS calculations were as follows (in millions except per share amounts):
	                            1996    	1997    	1998
Net income	                 $38.0	   $72.4  	$124.4
Avg. shares outstanding	   14.241	  14.785  	23.388
Basic earnings per share	   $2.67	   $4.90	   $5.32
Net income	                 $38.0   	$72.4  	$124.4
After-tax interest on:
 6-1/2% debentures           	5.3     	5.3     	2.2
 6-7/8% debentures	           2.3     	2.3     	0.3
 7-3/4% debentures	           0.5	      --      	--
Diluted EPS income         	$46.1   	$80.0  	$126.9
Avg. shares outstanding   	14.241  	14.785  	23.388
Assumed conversion of:
 6-1/2% debentures	         6.151   	6.151   	2.543
 6-7/8% debentures	         1.608   	1.608   	0.255
 7-3/4% debentures	         0.361      	--      	--
Assumed exercise of
 stock options	             0.097   	0.145   	0.181
Diluted EPS shares        	22.458  	22.689	  26.367
Diluted earnings per share 	$2.05   	$3.53   	$4.81

Note 10.	 Financial Instruments
The estimated fair values of the Company's financial instruments were as follows (in millions):

December 31, 1997
                       	  Carrying	    Fair
                         	  Amount   	Value
Cash and cash equivalents	  $102.6	  $102.6
Marketable securities	       110.1   	110.2
Restricted deposits          	67.5    	67.5
Long-term debt	              404.5   	521.7

			December 31, 1998
                         	Carrying    	Fair
                           	Amount   	Value
Cash and cash equivalents	   $29.4   	$29.4
Marketable securities	       277.2   	278.0
Restricted deposits	          69.1    	69.1
Long-term debt	              175.5    175.5

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

Note 11.	Operating Segment Information
Financial information for Alaska and Horizon follows (in millions):
                                	1996      	1997      	1998
Operating revenues:
	Alaska	                     $1,297.3  	$1,447.9	  $1,566.3
	Horizon	                       301.3     	303.6	     347.8
	Elimination of intercompany
	 revenues                      	(6.4)    	(12.1)    	(16.4)
	Consolidated	                1,592.2	   1,739.4   	1,897.7
Depreciation and amortization expense:
		Alaska		                       55.9      	56.9      	61.9
		Horizon	                      	11.4      	11.2      	12.9
Interest income:
		Alaska		                       11.5	      12.2      	23.2
		Horizon		                       0.3       	0.1        	--
Interest expense:
		Alaska		                       29.7	      25.0      	17.4
		Horizon		                       0.9       	1.8       	1.0
Pretax income:
	Alaska	                        	74.5     	127.4     	190.5
	Horizon	                         0.3       	6.3      	18.9
	Air Group	                     (10.5)	    (10.1)     	(5.0)
	Consolidated	                   64.3     	123.6     	204.4
Capital expenditures:
		Alaska	                      	229.9     	293.0     	420.1
		Horizon		                      39.9	     145.9	     193.4
Total assets at end of period:
	Alaska		                     1,247.9	   1,370.7   	1,548.8
	Horizon	                       173.3     	158.0     	187.1
	Air Group	                     524.3     	668.0	     790.5
	Elimination of intercompany
	 accounts	                    (634.1)	   (663.6)	   (794.6)
	Consolidated	                1,311.4   	1,533.1   	1,731.8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Alaska Air Group, Inc.:


We have audited the accompanying consolidated balance sheet of Alaska Air Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


Seattle, Washington
January 25, 1999

VALUATION AND QUALIFYING ACCOUNTS
Alaska Air Group, Inc.                                                                  Schedule II

                                                            Additions
                                             Beginning        Charged        (A)             Ending
(In Millions)                                  Balance     to Expense     Deductions        Balance

Year Ended December 31, 1996
(a) Reserve deducted from asset
     to which it applies:
   Allowance for doubtful accounts                $1.6           $0.7          $(1.0)          $1.3
   Obsolescence allowance for flight
     equipment spare parts                       $13.5           $3.5          $(0.9)         $16.1

(b) Reserve recorded as other
     long-term liabilities:
  Leased aircraft return provision               $32.5           $9.4          $(3.3)         $38.6


Year Ended December 31, 1997
(a) Reserve deducted from asset
     to which it applies:
   Allowance for doubtful accounts                $1.3           $1.0          $(1.1)          $1.2
   Obsolescence allowance for flight
     equipment spare parts                       $16.1           $3.4          $(1.5)         $18.0

(b) Reserve recorded as other
     long-term liabilities:
  Leased aircraft return provision               $38.6          $11.4          $(6.8)         $43.2


Year Ended December 31, 1998
(a) Reserve deducted from asset
     to which it applies:
   Allowance for doubtful accounts                $1.2           $1.2          $(1.4)          $1.0
   Obsolescence allowance for flight
     equipment spare parts                       $18.0           $6.2          $(4.0)         $20.2

(b) Reserve recorded as other
     long-term liabilities:
  Leased aircraft return provision               $43.2          $13.1          $(7.6)         $48.7


(A) Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

	3.(i)	Articles of Incorporation of Alaska Air Group, Inc. as amended through
May 21, 1996
	3.(ii)	Bylaws of Alaska Air Group, Inc., as amended through Feb. 8, 1996
(Exhibit 3.(ii) to 1995 10-K)
	4.1	Amended and Restated Rights Agreement dated 8/7/96 between Alaska Air
Group, Inc. and The First National Bank of Boston, as Rights Agent
(Exhibit 2.1 to Form 8A-A filed 8/8/96)
	10.1	Lease Agreement dated Feb. 1, 1979 between Alaska Airlines, Inc. and the Alaska Industrial Development Authority (AIDA) (Exhibit 10-15 to
Registration Statement No. 2-70742)
	10.2	Lease Agreement dated April 1, 1978 between Alaska Airlines, Inc. and the AIDA (Exhibit 10-16 to Registration Statement No. 2-70742)
	10.3	Management Incentive Plan (1992 Proxy Statement)
	10.4	Loan Agreement dated as of December 1, 1984, between Alaska Airlines,
Inc. and the Industrial Development Corporation of the Port of Seattle
(Exhibit 10-38 to 1984 10-K)
	10.5	Alaska Air Group, Inc. 1988 Stock Option Plan, as amended through May
19, 1992 (Registration Statement No. 33-52242)
	#10.6	Lease Agreement dated January 22, 1990 between International Lease
Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-
400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990
10-K)
	#10.7	Agreement dated September 18, 1996 between Alaska Airlines, Inc. and
Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to
Third Quarter 1996 10-Q)
	#10.8	Agreement dated August 28, 1996 between Horizon Air Industries, Inc.
and Bombardier for the purchase of 25 de Havilland Dash 8-200 aircraft
(Exhibit 10.2 to Third Quarter 1996 10-Q)
	10.9	Supplemental retirement plan arrangement between Horizon Air
Industries, Inc. and George D. Bagley (1996 Proxy Statement)
	10.10	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan
(Registration Statement 333-09547)
	10.11	Alaska Air Group, Inc. Non Employee Director Stock Plan (Registration
Statement 333-33727)
	10.12	Alaska Air Group, Inc. Profit Sharing Stock Purchase Plan
(Registration Statement 333-39889)
	10.13	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity
Plan (Registration Statement 333-39899)
	10.14	Alaska Air Group, Inc. Supplementary Retirement Plan for Elected
Officers (Exhibit 10.15 to 1997 10-K)
	10.15	1995 Elected Officers Supplementary Retirement Plan (Exhibit 10.16 to
1997 10-K)
	*#10.16	Agreement dated December 21, 1998 between Horizon Air Industries, Inc.
and Bombardier for the purchase of 25 Canadair regional jets series
700 aircraft
	*12	Calculation of Ratio of Earnings to Fixed Charges
	21	Subsidiaries of the Registrant (Exhibit 22-01 to 1987 10-K)
	*23	Consent of Arthur Andersen LLP
	*27	Financial Data Schedule
* Filed herewith.
# Confidential treatment was granted as to a portion of this document.