Form 10-Q
period 1999-03-31
ALASKA AIR GROUP INC
filed 1999-04-28
CIK 766421

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999.
                                       OR
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

       Registrant's telephone number, including area code: (206) 431-7040

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes... No...

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The registrant has 26,362,624 common shares, par value $1.00, outstanding at March 31, 1999.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Attached are the following Alaska Air Group, Inc. (the Company or Air Group) unaudited financial statements: (i) consolidated balance sheets as of March 31, 1999 and December 31, 1998; (ii) consolidated statements of income for the three months ended March 31, 1999 and 1998; (iii) consolidated statement of shareholders' equity for the three months ended March 31, 1999; and, (iv) consolidated statements of cash flows for the three months ended March 31, 1999 and 1998. Also attached are the accompanying notes to the Company's consolidated financial statements that have changed significantly during the three months ended March 31, 1999. These statements, which should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1998, include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

Air Group is a holding company incorporated in Delaware in 1985. Its principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998
The consolidated net income for the first quarter of 1999 was $20.2 million, or $0.76 per share (diluted), compared with a net income of $13.1 million, or $0.56 per share, in 1998. Consolidated operating income for the first quarter of 1999 was $28.6 million compared to $22.5 million for 1998. Financial and statistical data for Alaska and Horizon is shown following the Air Group financial statements. A discussion of this data follows.

ALASKA AIRLINES
REVENUES
Capacity grew by 8.4%, primarily due to above average growth in the Southern California, Arizona and Mexico markets. Traffic grew by 9.9%, resulting in almost a one point increase in passenger load factor. The Mexico, Canada and Northern California markets experienced increases in load factor, while the Seattle-Anchorage and Southeast Alaska markets experienced decreases. Lower passenger yields in the Seattle-Anchorage, Arizona and Mexico markets contributed to an overall 1.6% decrease in yield. The higher load factor combined with the lower yield resulted in an essentially flat revenue per available seat mile (ASM). Consequently, passenger revenues increased 8.1%, essentially in line with the 8.4% increase in capacity.

Freight and mail revenues decreased 2.2%, primarily due to lower mail volumes. Other-net revenues increased 18.9%, primarily due to increased revenue from travel partners in Alaska's frequent flyer program and increased aircraft maintenance services performed for other companies.

EXPENSES
Operating expenses grew by 7.5% as a result of an 8.4% increase in capacity and a 0.8% decrease in cost per ASM. The decrease in cost per ASM was largely due to lower fuel prices in 1999. Without the lower fuel prices, cost per ASM would have increased 1%. Explanations for year-over-year changes in the components of operating expenses are as follows:

      - Wages and benefits increased 8.2% due to a 6.4% increase in the number of employees, combined with a 1.7% increase in average wages and benefits per employee. Employees were added in all areas to service the 8.4% capacity (ASM) increase and the 7.3% increase in passengers carried.

      - Contracted services increased 13%, exceeding the 8% increase in capacity, due to greater use of temporary employees (particularly in computer systems development), higher facility repair costs incurred and increased navigation fees in Canada and Mexico.

      - Fuel expense decreased 10%, as the 8% increase in fuel consumption was more than offset by a 16% decrease in the price of fuel.

      - Maintenance expense increased 26%, exceeding the 7% increase in block hours, due to increased engine overhaul expense.

      - Aircraft rent increased 9%, primarily due to leasing six more aircraft in 1999.

      - Food and beverage expense increased 7%, in line with the 7% increase in passengers carried.

      - Commission expense increased 2% on an 8% increase in passenger revenue. As a percentage of passenger revenue, commission expense decreased 6%, from 7.0% to 6.6%. In 1999, 69% of ticket sales were made through travel agents, versus 72% in 1998.

      - Other selling expenses increased 13%, higher than the 8% increase in passenger revenues, primarily due to increased credit card sales and related commission rates.

      - Landing fees and other rentals increased 26%, higher than the 8% increase in capacity, due to a retroactive adjustment at Seattle and rate increases at Seattle and several other airports.

      - Other expense increased 2%, lower than the 8% increase in capacity, primarily due to lower insurance rates and reduced legal expenses.

HORIZON AIR
REVENUES
Capacity grew by 27.1%, primarily due to above average growth in Canada, Montana and Portland-Spokane markets. Traffic grew by 29.2%, resulting in a one point increase in passenger load factor. Longer average passenger trips contributed to a 5.3% decrease in yield. The lower yield combined with the higher load factor resulted in a 2.7% decrease in revenue per ASM. Consequently, passenger revenues increased 22.3%, somewhat less than the 27.1% increase in capacity.

Other-net revenues increased 173%, or $1.9 million, primarily due to recording revenues related to aircraft manufacturer's support.

EXPENSES
Operating expenses grew by 20.6% as a result of an 27.1% increase in capacity and a 5.2% decrease in cost per ASM. Explanations for year-over-year changes in the components of operating expenses are as follows:

      - Wages and benefits increased 18.2% due to a 18.8% increase in the number of employees. Employees were added in all areas to service the 24% increase in passengers carried.

      - Contracted services increased 53%, higher than the 27% increase in capacity, due to increased navigation fees in Canada, higher ground handling and security charges and greater use of computer and other consultants.

      - Fuel expense increased 7%, as the 31% increase in fuel consumption was partly offset by an 18% decrease in the price of fuel.

      - Maintenance expense increased 19%, in line with a 20% increase in block hours flown.

      - Aircraft rent increased 9%, as most of the new aircraft acquired in 1998 were leased.

      - Food and beverage expense increased 20%, in line with the 29% increase in revenue passenger miles.

      - Commission expense increased 18% on a 22% increase in passenger revenue. As a percentage of passenger revenue, commission expense decreased 13%, from 6.0% to 5.2%.

      - Other selling expenses increased 23%, in line with the 22% increase in passenger revenues.

      - Depreciation and amortization expense increased 41%, primarily due to purchase of more F-28s in 1998 and added depreciation on aircraft spare parts and station equipment.

      - Landing fees and other rentals increased 53%, higher than the 27% increase in capacity, primarily due to rent on the new Portland operations center and rate increases at Seattle and Portland airports.

      - Other expense increased 23%, in line with the 27% increase in capacity.

CONSOLIDATED NONOPERATING INCOME (EXPENSE) Net nonoperating items improved $5.3 million over 1998, primarily due to lower interest expense (due to conversion of convertible bonds in 1998 and other debt repayments) and higher interest income (due to higher cash balances).

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.

-------------------------------------------------------------------------------------------
                                       DECEMBER 31, 1998      MARCH 31, 1999         CHANGE
-------------------------------------------------------------------------------------------
                  (In millions, except debt-to-equity and per share amounts)
Cash and marketable securities                 $   306.6           $   289.4        $ (17.2)
Working capital (deficit)                            2.9               (25.7)         (28.6)
Long-term debt and
 capital lease obligations                         171.5               165.0           (6.5)
Shareholders' equity                               789.5               814.8           25.3
Book value per common share                    $   30.11          $    30.91        $  0.80
Debt-to-equity                                   18%:82%              17%:83%           NA
----------------------------------------------------------------------------

The Company's cash and marketable securities portfolio decreased by $17 million during the first three months of 1999. Operating activities provided $76 million of cash during this period. Additional cash was provided by the exercise of stock options ($5 million). Cash was used for $95 million of capital expenditures, including the purchase of two new B737-400 aircraft, flight equipment deposits and airframe and engine overhauls and the repayment of debt ($6 million).

Shareholders' equity increased $25 million due to net income of $20 million and issuance of $5 million of common stock under stock plans.

COMMITMENTS At March 31, 1999, the Company had firm orders for 51 aircraft with a total cost of approximately $1.4 billion, as set forth below.

                                                                                                 DELIVERY PERIOD - FIRM ORDERS
------------------------------------------------------------------------------------------------------------------------------
AIRCRAFT                                   1999         2000         2001         2002           2003-05                 TOTAL
------------------------------------------------------------------------------------------------------------------------------
Boeing 737-400                                1           --           --           --                --                     1
Boeing 737-700                                6            6           --           --                --                    12
Boeing 737-900                               --           --            5            5                --                    10
de Havilland Dash 8-200                       3           --           --           --                --                     3
------------------------------------------------------------------------------------------------------------------------------
Canadair RJ 700                              --           --           --            4                21                    25
Total                                        10            6            5            9                21                    51
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cost (Millions)                            $248         $186         $175         $267              $483                $1,359
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

YEAR 2000 COMPUTER ISSUE The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Companyis systems will function properly in the year 2000 and thereafter. The Company's Y2K project comprises five phases for each affected system: inventory, assessment, remediation, testing and implementation. The inventory and assessment phases are complete. As of March 31, 1999 the Company has completed remediation of more than 85% of its high-priority systems. By the end of June 1999 the Company expects to substantially complete all phases of the project for all systems. The Company believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not pose significant operational problems. Most of the Company's information technology projects in the last several years have made the affected systems year 2000 compliant. The direct costs of projects solely intended to correct year 2000 problems are currently estimated at less than $2 million. The Company does not track certain costs attributable to year 2000, such as salaries of information technology staff not dedicated entirely to the project. Additional systems currently under review may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues. The Companyis business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration (FAA) that provide essential aviation industry infrastructure. The Company is working with the Airline Transport Association (ATA) and the International Airline Transport Association (IATA) to monitor the progress of FAA and airports in making their systems year 2000 compliant. In addition, the Company is independently working with certain rural Alaska airports not within ATA's purview. There can be no assurance that such third parties on which the Companyis business relies will successfully remediate their systems on a timely basis. The Companyis business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. Areas that could be adversely affected include flight operations, maintenance, planning, reservations, sales, accounting and the frequent flyer program.

The Company already has in place certain disaster contingency plans anticipating the potential loss of essential services such as electricity and financial accounting systems. The Company will leverage its year 2000 contingency planning off these existing plans. In addition, the Company is developing and executing additional contingency plans designed to allow continued operation in the event of failure of key internal and third party systems or products. This planning involves (a) making a list of critical operations processes, (b) assessing the effect of their failure on safety, operations and revenue, (c) quantifying the risk of failure of each, and (d) based on the foregoing, developing a discrete contingency plan for each potential failure. The Company expects to complete its contingency planning during the third and fourth quarters of 1999. The foregoing Year 2000 Computer Issue comments include forward-looking statements regarding the performance of the Company. Actual results may differ materially from these projections. Factors that could cause results to differ include the availability of adequate resources to complete the Companyis year 2000 plan, the ability to identify and remediate noncompliant systems, and the success of third parties in remediating their year 2000 issues.

PART II.  OTHER INFORMATION
ITEM 5.  OTHER INFORMATION
ALLIANCES WITH OTHER AIRLINES
Alaska and Horizon have announced a number of new marketing alliances with other airlines that allow reciprocal frequent flyer mileage accrual and redemption privileges and codesharing on certain flights. The purpose of the alliances is to enhance Alaska's and Horizon's revenues by (a) providing our customers more value by offering them more travel destinations and better accrual/redemption opportunities, and (b) gaining access to more connecting traffic from other airlines. The following table shows which of these relationships are existing as of December 31, 1998 (Existing), which are new (New) and which are planned later in 1999 (Planned).


                                                              CODESHARING--                        CODESHARING--
                                        FREQUENT              ALASKA FLIGHT #                      OTHER AIRLINE FLIGHT #
                                        FLYER                 ON FLIGHTS OPERATED                  ON FLIGHTS OPERATED
                                        AGREEMENT             BY OTHER AIRLINES                    BY ALASKA/HORIZON
                                        ---------             -------------------                  ----------------------
MAJOR U.S. OR
INTERNATIONAL AIRLINES
American Airlines                           New                          Planned                              None
British Airways                             Existing                     None                                 None
Canadian Airlines                           New                          New                                  New
Continental Airlines                        New                          New                                  New
KLM                                         Existing                     None                                 Existing
Northwest Airlines                          Existing                     Existing                             Existing
Qantas                                      Existing                     None                                 New
TWA                                         Existing                     None                                 None

COMMUTER AIRLINES
-----------------
American Eagle                              Existing*                    Existing                             None
Era Aviation                                Existing*                    Existing                             None
Harbor Airlines                             Existing*                    Existing                             None
Trans States Airlines                       Existing*                    Existing                             None
PenAir                                      Existing*                    Existing                             None
Reeve Aleutian Airways                      Existing*                    Existing                             None


* This airline does not have its own frequent flyer program. However, Alaska's Mileage Plan members can accrue and redeem miles on this airline's route system.

EMPLOYEES
During the first quarter of 1999, Alaska and the Association of Flight Attendants began negotiation of a new labor contract covering approximately 1,700 flight attendants. Alaska and the International Association of Machinists
(IAM) are continuing negotiation of a new contract (covering approximately 1,000 rampservice and stock clerk employees) with the assistance of a federal mediator. Alaska and the IAM are also continuing negotiation of a new contract covering approximately 3,200 clerical, office and passenger service employees. Alaska and the Aircraft Mechanics Fraternal Association (AMFA) are continuing negotiation of an initial contract covering approximately 1,100 mechanics, inspectors and cleaners.

During the first quarter of 1999, a federal mediator was assigned to assist Horizon and the International Brotherhood of Teamsters in the negotiation of an initial labor contract covering approximately 600 pilots.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibit 3.(ii) - Bylaws of Alaska Air Group, Inc. as amended through January 26, 1999 Exhibit 27 - Financial data schedule.
(b)   No reports on Form 8-K were filed during the first quarter of 1999.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     ALASKA AIR GROUP, INC.
---------------------------------
Registrant

Date:  April 28, 1999


/s/ JOHN F. KELLY
-----------------------------------------------
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ HARRY G. LEHR
-----------------------------------------------
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.


ASSETS

                                                             December 31,             MARCH 31,
(In Millions)                                                       1998                  1999
                                                            ------------             ---------
CURRENT ASSETS
Cash and cash equivalents                                          $29.4                 $61.1
Marketable securities                                              277.2                 228.3
Receivables - net                                                   70.6                  90.8
Inventories and supplies                                            44.1                  45.6
Prepaid expenses and other assets                                  107.5                 116.1
                                                            ------------             ---------
TOTAL CURRENT ASSETS                                               528.8                 541.9
                                                            ------------             ---------

PROPERTY AND EQUIPMENT
Flight equipment                                                 1,015.4               1,089.0
Other property and equipment                                       283.2                 296.6
Deposits for future flight equipment                               164.9                 162.8
                                                            ------------             ---------
                                                                 1,463.5               1,548.4
Less accumulated depreciation and amortization                     417.0                 432.3
                                                            ------------             ---------
                                                                 1,046.5               1,116.1
                                                            ------------             ---------
Capital leases:
Flight and other equipment                                          44.4                  44.4
Less accumulated amortization                                       29.6                  30.2
                                                            ------------             ---------
                                                                    14.8                  14.2
                                                            ------------             ---------
TOTAL PROPERTY AND EQUIPMENT - NET                               1,061.3               1,130.3
                                                            ------------             ---------

INTANGIBLE ASSETS - SUBSIDIARIES                                    57.5                  57.0
                                                            ------------             ---------

OTHER ASSETS                                                        84.2                  79.5
                                                            ------------             ---------

TOTAL ASSETS                                                    $1,731.8              $1,808.7
                                                            ------------             ---------
                                                            ------------             ---------

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             December 31,             MARCH 31,
(In Millions)                                                       1998                  1999
                                                             ------------             ---------
CURRENT LIABILITIES
Accounts payable                                                   $84.3                 $86.4
Accrued aircraft rent                                               75.5                  63.5
Accrued wages, vacation and payroll taxes                           79.4                  60.1
Other accrued liabilities                                           80.9                  96.3
Air traffic liability                                              178.6                 233.9
Current portion of long-term debt and
  capital lease obligations                                         27.2                  27.4
                                                             ------------             ---------
TOTAL CURRENT LIABILITIES                                          525.9                 567.6
                                                             ------------             ---------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                       171.5                 165.0
                                                             ------------             ---------
Other Liabilities and Credits
Deferred income taxes                                               99.2                 111.5
Deferred income                                                     41.5                  40.5
Other liabilities                                                  104.2                 109.3
                                                             ------------             ---------
                                                                   244.9                 261.3
                                                             ------------             ---------
SHAREHOLDERS' EQUITY
Common stock, $1 par value
  Authorized:      50,000,000 shares
  Issued: 1998 -  28,974,107 shares
               1999 -  29,110,762 shares                            29.0                  29.1
  Capital in excess of par value                                   473.9                 478.8
  Treasury stock, at cost: 1998 - 2,750,102 shares
                           1999 - 2,748,138 shares                 (62.7)                (62.7)
Deferred compensation                                               (1.3)                 (1.2)
Retained earnings                                                  350.6                 370.8
                                                             ------------             ---------
                                                                   789.5                 814.8
                                                             ------------             ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $1,731.8              $1,808.7
                                                             ------------             ---------
                                                             ------------             ---------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.


Three Months Ended March 31
(In Millions Except Per Share Amounts)                           1998               1999
                                                              -------            -------
OPERATING REVENUES
Passenger                                                      $378.3             $419.4
Freight and mail                                                 21.0               20.7
Other - net                                                      17.1               21.1
                                                              -------            -------
TOTAL OPERATING REVENUES                                        416.4              461.2
                                                              -------            -------
OPERATING EXPENSES
Wages and benefits                                              136.9              151.9
Contracted services                                              13.6               15.6
Aircraft fuel                                                    46.1               42.9
Aircraft maintenance                                             28.8               35.4
Aircraft rent                                                    47.0               51.3
Food and beverage service                                        11.4               12.4
Commissions                                                      22.6               23.7
Other selling expenses                                           21.5               24.6
Depreciation and amortization                                    17.9               19.7
Loss on sale of assets                                             --                0.1
Landing fees and other rentals                                   16.9               22.2
Other                                                            31.2               32.8
                                                              -------            -------
TOTAL OPERATING EXPENSES                                        393.9              432.6
                                                              -------            -------
OPERATING INCOME                                                 22.5               28.6
                                                              -------            -------
NONOPERATING INCOME (EXPENSE)
Interest income                                                   3.9                4.7
Interest expense                                                 (6.8)              (3.8)
Interest capitalized                                              1.6                2.2
Other - net                                                       0.8                1.7
                                                              -------            -------
                                                                 (0.5)               4.8
                                                              -------            -------
Income before income tax                                         22.0               33.4
Income tax expense                                                8.9               13.2
                                                              -------            -------
NET INCOME                                                      $13.1              $20.2
                                                              -------            -------
                                                              -------            -------

BASIC EARNINGS PER SHARE                                        $0.69              $0.77
                                                              -------            -------
                                                              -------            -------
DILUTED EARNINGS PER SHARE                                      $0.56              $0.76
                                                              -------            -------
                                                              -------            -------
Shares used for computation:
  Basic                                                        19.087             26.313
  Diluted                                                      26.384             26.504


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.


                                               COMMON              CAPITAL IN      TREASURY     DEFERRED
                                               SHARES     COMMON    EXCESS OF         STOCK      COMPEN-      RETAINED
(IN MILLIONS)                             OUTSTANDING      STOCK    PAR VALUE       AT COST       SATION      EARNINGS       TOTAL
                                          -----------     ------   ----------      --------     ---------     --------      -------
BALANCES AT DECEMBER 31, 1998                  26.224      $29.0      $473.9        $(62.7)       $(1.3)       $350.6       $789.5
                                          -----------     ------   ----------      --------     ---------     --------      -------
Net income for the three months
  ended March 31, 1999                                                                                           20.2         20.2
Stock issued under stock plans                  0.139        0.1         4.9           0.0                                     5.0
Employee Stock Ownership Plan
  shares allocated                                                                                  0.1                        0.1
                                          -----------     ------   ----------      --------     ---------     --------      -------

BALANCES AT MARCH 31, 1999                     26.363      $29.1       $478.8        $(62.7)       $(1.2)       $370.8      $814.8
                                          -----------     ------   ----------      --------     ---------     --------      -------
                                          -----------     ------   ----------      --------     ---------     --------      -------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.


Three Months Ended March 31  (In Millions)                                  1998                   1999
                                                                        --------                -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $13.1                  $20.2
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                            17.9                   19.7
   Amortization of airframe and engine overhauls                             9.6                   11.1
   Loss on disposition of assets                                              --                    0.1
   Deferred income taxes                                                     6.3                   12.3
   Increase in accounts receivable                                         (13.5)                 (20.2)
   Increase in other current assets                                         (4.6)                 (10.1)
   Increase in air traffic liability                                        46.8                   55.3
   Decrease in other current liabilities                                    (1.2)                 (13.7)
   Other-net                                                                (0.7)                   1.6
                                                                        --------                -------
Net cash provided by operating activities                                   73.7                   76.3
                                                                        --------                -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities                                         (84.2)                 (25.7)
Sales and maturities of marketable securities                               20.9                   74.6
Flight equipment deposits returned                                           5.7                     --
Additions to flight equipment deposits                                     (12.9)                 (24.1)
Additions to property and equipment                                       (109.4)                 (71.2)
Restricted deposits and other                                               (0.5)                   3.1
                                                                        --------                -------
Net cash used in investing activities                                     (180.4)                 (43.3)
                                                                        --------                -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale and leaseback transactions                               82.9                     --
Long-term debt and capital lease payments                                   (6.7)                  (6.3)
Proceeds from issuance of common stock                                       5.6                    5.0
                                                                        --------                -------
Net cash provided by (used in) financing activities                         81.8                   (1.3)
                                                                        --------                -------
Net decrease in cash and cash equivalents                                  (24.9)                  31.7
Cash and cash equivalents at beginning of period                           102.6                   29.4
                                                                        --------                -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $77.7                  $61.1
                                                                        --------                -------
                                                                        --------                -------
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                                      $4.4                   $2.3
  Income taxes                                                                --                   $4.4
Noncash investing and financing activities:
 1998 - $59.6 million of convertible debentures were converted into 1.9 million shares of common stock.
 1999 - None


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE THREE MONTHS ENDED MARCH 31, 1999 Alaska Air Group, Inc.

NOTE 1. EARNINGS PER SHARE (SEE NOTE 9 TO CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 1998)
Earnings per share (EPS) calculations were as follows for the three months ended March 31, respectively (in millions except per share amounts):


                                                            1998                    1999
                                                         -------                 -------
Net income                                                 $13.1                   $20.2
Avg. shares outstanding                                   19.087                  26.313
                                                         -------                 -------
                                                         -------                 -------
BASIC EARNINGS PER SHARE                                   $0.69                   $0.77
                                                         -------                 -------
                                                         -------                 -------
Net income                                                 $13.1                   $20.2
After-tax interest on:
 6-1/2% debentures                                           1.3                     --
 6-7/8% debentures                                           0.3                     --
                                                         -------                 -------
DILUTED EPS INCOME                                         $14.7                   $20.2
                                                         -------                 -------
Avg. shares outstanding                                   19.087                  26.313
Assumed conversion of:
 6-1/2% debentures                                         6.002                     --
 6-7/8% debentures                                         1.036                     --
Assumed exercise of stock options                          0.259                   0.191
                                                         -------                 -------
DILUTED EPS SHARES                                        26.384                  26.504
                                                         -------                 -------
DILUTED EARNINGS PER SHARE                                 $0.56                   $0.76
                                                         -------                 -------
                                                         -------                 -------


NOTE 2. OPERATING SEGMENT INFORMATION (SEE NOTE 11 TO CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 1998)
Operating segment information for Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon) for the three months ended March 31 was as follows (in millions):


                                                          1998                      1999
                                                       -------                    ------
Operating revenues:
   Alaska                                               $344.1                    $371.9
   Horizon                                                75.1                      93.0
   Elimination of
    intercompany revenues                                 (2.8)                     (3.7)
                                                       -------                    ------
   CONSOLIDATED                                          416.4                     461.2
                                                       -------                    ------
Pretax income (loss):
   Alaska                                                 24.1                      30.8
   Horizon                                                 0.5                       3.0
   Air Group                                              (2.6)                     (0.4)
                                                       -------                    ------
   CONSOLIDATED                                           22.0                      33.4
                                                       -------                    ------
Total assets at end of period:
   Alaska                                              1,450.3                   1,626.3
   Horizon                                               162.3                     202.7
   Air Group                                             683.1                     814.9
   Elimination of
    intercompany accounts                               (693.4)                   (835.2)
                                                       -------                    ------
   CONSOLIDATED                                        1,602.3                   1,808.7
                                                       -------                    ------
                                                       -------                    ------

                 ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA


                                                    Quarter Ended March 31
                                          --------------------------------------
                                                                             %
FINANCIAL DATA (IN MILLIONS):                   1998        1999        CHANGE
                                                -----       -----       ------
Operating Revenues:
Passenger                                      $309.8      $335.0          8.1
Freight and mail                                 18.4        18.0         (2.2)
Other - net                                      15.9        18.9         18.9
                                                -----       -----
Total Operating Revenues                        344.1       371.9          8.1
                                                -----       -----

Operating Expenses:
Wages and benefits                              110.7       119.8          8.2
Employee profit sharing                           2.0         3.0         50.0
Contracted services                              12.0        13.5         12.5
Aircraft fuel                                    39.1        35.4         (9.5)
Aircraft maintenance                             18.3        23.0         25.7
Aircraft rent                                    37.2        40.5          8.9
Food and beverage service                        11.0        11.8          7.3
Commissions                                      21.6        22.1          2.3
Other selling expenses                           17.2        19.4         12.8
Depreciation and amortization                    15.1        15.9          5.3
Loss on sale of assets                            0.0         0.1
Landing fees and other rentals                   13.3        16.7         25.6
Other                                            24.1        24.6          2.1
                                                -----       -----
Total Operating Expenses                        321.6       345.8          7.5
                                                -----       -----

Operating Income                                 22.5        26.1         16.0
                                                -----       -----

Interest income                                   4.4         5.2
Interest expense                                 (4.7)       (3.8)
Interest capitalized                              1.1         1.7
Other - net                                       0.8         1.6
                                                -----       -----
                                                  1.6         4.7
                                                -----       -----

Income Before Income Tax                        $24.1       $30.8         27.8
                                                -----       -----
                                                -----       -----

OPERATING STATISTICS:
Revenue passengers (000)                        2,863       3,072          7.3
RPMs (000,000)                                  2,459       2,701          9.9
ASMs (000,000)                                  3,798       4,117          8.4
Passenger load factor                           64.7%       65.6%      0.9 pts
Breakeven load factor                           60.0%       59.9%     (0.1)pts
Yield per passenger mile                       12.60c      12.40C         (1.6)
Operating revenue per ASM                       9.06c       9.03C         (0.3)
Operating expenses per ASM                      8.47c       8.40C         (0.8)
Fuel cost per gallon                            57.5c       48.5C        (15.8)
Fuel gallons (000,000)                           67.9        73.1          7.7
Average number of employees                     8,353       8,885          6.4
Aircraft utilization (block hours)               11.3        11.1         (1.8)
Operating fleet at period-end                      80          86          7.5
c = cents


                   HORIZON AIR FINANCIAL AND STATISTICAL DATA


                                                   Quarter Ended March 31
                                          -------------------------------------
                                                                             %
FINANCIAL DATA (IN MILLIONS):                   1998        1999        CHANGE
                                                -----       -----       ------
Operating Revenues:
Passenger                                       $71.4       $87.3         22.3
Freight and mail                                  2.6         2.7          3.8
Other - net                                       1.1         3.0        172.7
                                                -----       -----
Total Operating Revenues                         75.1        93.0         23.8
                                                -----       -----

Operating Expenses:
Wages and benefits                               24.2        28.6         18.2
Employee profit sharing                           0.1         0.5        400.0
Contracted services                               1.7         2.6         52.9
Aircraft fuel                                     7.0         7.5          7.1
Aircraft maintenance                             10.5        12.5         19.0
Aircraft rent                                     9.9        10.8          9.1
Food and beverage service                         0.5         0.6         20.0
Commissions                                       3.8         4.5         18.4
Other selling expenses                            4.3         5.3         23.3
Depreciation and amortization                     2.7         3.8         40.7
Landing fees and other rentals                    3.6         5.5         52.8
Other                                             6.4         7.9         23.4
                                                -----       -----
Total Operating Expenses                         74.7        90.1         20.6
                                                -----       -----

Operating Income                                  0.4         2.9        625.0
                                                -----       -----

Interest expense                                 (0.4)       (0.5)
Interest capitalized                              0.5         0.5
Other - net                                       0.0         0.1
                                                -----       -----
                                                  0.1         0.1
                                                -----       -----

Income Before Income Tax                         $0.5        $3.0        500.0
                                                -----       -----
                                                -----       -----

OPERATING STATISTICS:
Revenue passengers (000)                          924       1,146         24.0
RPMs (000,000)                                    233         301         29.2
ASMs (000,000)                                    394         501         27.1
Passenger load factor                           59.0%       60.0%      1.0 pts
Breakeven load factor                           58.6%       57.8%     (0.8)pts
Yield per passenger mile                       30.65c      29.04C         (5.3)
Operating revenue per ASM                      19.06c      18.54C         (2.7)
Operating expenses per ASM                     18.96c      17.97C         (5.2)
Fuel cost per gallon                            61.8c       51.0C        (17.6)
Fuel gallons (000,000)                           11.3        14.8         31.0
Average number of employees                     2,783       3,305         18.8
Aircraft utilization (block hours)                7.4         7.8          5.4
Operating fleet at period-end                      53          61         15.1
c = cents
