Form 10-K405/A
period 1998-12-31
ALASKA AIR GROUP INC
filed 1999-06-02
CIK 766421

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-K/A

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

                                     None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

RONALD F. COSGRAVE

Mr. Cosgrave, age 67, serves on the Company's Executive Committee. He has served on the Board of Directors since 1971, except during the period 1981 to 1983. He was Chairman of Alaska Northwest Properties Inc. from 1979 to 1997, when he became Executive Manager of ANP, LLC. Mr. Cosgrave is a retired Chairman and Chief Executive Officer of Alaska Airlines. He is also Chairman Emeritus and a director of Alaska Airlines. Mr. Cosgrave's term expires in 2001.

MARY JANE FATE

Mrs. Fate, age 65, has been a director since 1979 and serves on the Company's Compensation Committee. She has served as General Manager of a family business in Fairbanks, Alaska, since 1989. She was President and Executive Director of Baan o yeel kon Corporation (an Alaska Native village corporation) from 1981 to 1989. She is a director of Alaska Airlines and Baan o yeel kon Corporation, and a member of the University of Alaska Board of Regents. Mrs. Fate's term expires in the year 2000.

JOHN F. KELLY

Mr. Kelly, age 54, has been a director since 1989 and serves on the Company's Executive Committee. He was elected Chairman, President and Chief Executive Officer of Alaska Air Group and Chairman and Chief Executive Officer of Alaska Airlines in February 1995. He also served as President of Alaska Airlines from 1995 to 1997, Chief Operating Officer from November 1994 to February 1995 and as Vice President/Marketing from 1981 to June 1987. He has served Horizon Air as its Chairman since February 1991, except the period from November 1994 to February 1995, and was President and Chief Executive Officer from June 1987 to November 1994. He also serves on the board of the Air Transport Association and is a director of AVISTA Corp., a public utility based in Spokane, Washington. Mr. Kelly's term expires in the year 2000.

BRUCE R. KENNEDY

Mr. Kennedy, age 60, has been a director since 1972 and has served as Chairman of the Company's Executive Committee since 1985, except for the period from November 1994 to February 1995. He is Chairman Emeritus of Alaska Air Group and served as its Chairman, Chief Executive Officer and President from 1985 to 1991. He was also Chairman of Alaska Airlines from 1979 to 1991, Chief Executive Officer from 1979 to 1990 and President from 1978 to 1990. He serves on the board of directors of Horizon Air and of the ARIS Corporation, a Seattle-based company that provides information technology services. Mr. Kennedy's term expires in the year 2000.

R. MARC LANGLAND

Mr. Langland, age 57, has been a director since 1991. He is a member of the Company's Compensation Committee and Chairman of the Audit Committee. He has been President of Northrim Bank, Anchorage, Alaska, since November 1990 and Chairman since January 1998. He was Chairman and Chief Executive Officer of Key Bank of Alaska from 1987 to 1988 and President from 1985 to 1987. He served on the Board of Trustees of the Alaska Permanent Fund Corporation from February 1987 to January 1991 and was Chairman from June 1990 to January 1991. He is also a director of Alaska Airlines, Northrim Bank, Usibelli Coal Mine, and Saltchuk Resources, Inc. Mr. Langland's term expires in 2001.

BYRON I. MALLOTT

Mr. Mallott, age 55, has been a director since 1982 and serves on the Company's Audit Committee. He is the executive director (chief executive officer) of the Alaska Permanent Fund Corporation, a trust managing proceeds from the state of Alaska's oil revenues. In January 1999, he was appointed to the Board of Directors of the 12th Federal Reserve District, Federal Reserve Bank in San Francisco. He was a director of Sealaska Corporation, Juneau, Alaska, from 1972 to 1988; Chairman from 1976 to 1983; and Chief Executive Officer from 1982 to 1992. He owns Mallott Enterprises (personal investments) and is a director of Horizon Air. Mr. Mallot's term expires in 2002.

JOHN V. RINDLAUB

Mr. Rindlaub, age 54, has been a director since 1996 and serves on the Company's Audit Committee. He is Chairman of Seafirst Bank, a post he has held since 1993, and President, Bank of America, Northwest, which includes responsibility for Washington, Oregon, Idaho and Alaska. Prior to his position at Seafirst, Mr. Rindlaub served as Group Executive Vice President/Asia Division for Bank America and as a managing director for Bankers Trust Company New York, Investment Banking Group. He is also a director of Horizon Air and of 12th Federal Reserve District, Federal Reserve Bank of San Francisco. Mr. Rindlaub's term expires in 2001.

PATRICIA Q. STONESIFER

Ms. Stonesifer, age 42, was appointed a director of the Company in July 1998 and serves on the Audit Committee. She is President and Chairman of Gates Learning Foundation, Redmond, Washington, which helps provide computer technology to schools, libraries and other public entities. In 1997, Ms. Stonesifer served as a technology consultant to Dreamworks SKG. From 1988 to 1997 she held various positions at Microsoft, Inc., most recently serving as senior vice president of Microsoft's Interactive Media Division. Ms. Stonesifer currently serves on the boards of Alaska Airlines, Amazon.com, inc., Kinko's, Inc. and the Fund for America's Libraries. Ms. Stonesifer's term expires in 2002.

RICHARD A. WIEN

Mr. Wien, age 63, has been a director since 1982 and serves on the Company's Compensation and Audit Committees. He played an active role in the management of Wien Airlines until 1969, when he was elected President of Merric, Inc., an Alaska helicopter contract and charter service company. After Merric merged with Era Aviation in 1973, Mr. Wien served as Era's Executive Vice President until 1981. He has been Chairman and Chief Executive Officer of Florcraft, Inc. (retail flooring), Fairbanks and Anchorage, Alaska, since 1986. He is also a director of Horizon Air, National Bank of Alaska and Usibelli Coal Mine. Mr. Wien's term expires in 2002.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

We do not pay directors who are also employees of the Company additional compensation for their service as directors, except for the reimbursement of expenses incurred in attending meetings. In 1998, compensation for nonemployee directors included the following:

    . an annual retainer of $20,000, with a minimum of 25% of the retainer paid in the form of Alaska Air Group common stock issued under the Company's Nonemployee Director Stock Plan;

    . $1,200 for each Board or Committee meeting in which a nonemployee director participates in person, but no more than one payment per day. If participation is via telephone, the fee is $750;

    .  an annual retainer of $2,000 to committee chairpersons;

    . an annual retainer of $1,000 to nonemployee directors who served on the board of Alaska Airlines or Horizon Air; and

    .  expenses in connection with attending Board and committee meetings.

In addition, directors, their spouses and their dependent children are eligible for complimentary travel privileges on Alaska Airlines and Horizon Air.

EXECUTIVE COMPENSATION

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

During 1998, the Compensation Committee of the Company's Board of Directors consisted of Mr. Parker, Mrs. Fate, Mr. Langland and Mr. Wien. No member of the Committee was an employee of the Company of any of its subsidiaries. Each member meets the definition of "nonemployee director" under Rule 16b-3 of the Securities Exchange Act of 1934 and is an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code.

The Committee has overall responsibility for the Company's executive compensation policies and practices. In part, the Committee's functions include:

 .  determining the compensation of the Chief Executive Officer of the Company;

 . upon recommendation of the Chief Executive Officer, reviewing and approving all executive officers' compensation, including salary and payments under the Management Incentive Plan; and

 .  granting awards under stock incentive plans.

The Committee has provided the following report on the compensation policies of the Company as they apply to its executive officers and the relationship of Company performance to executive compensation and the Chief Executive Officer's compensation.

EXECUTIVE COMPENSATION POLICY

The Company's policy is to pay competitive compensation. The objectives of the Company's executive compensation policies are:

 .  to attract and retain highly qualified executives;

 . to motivate officers to provide excellent leadership and achieve Company goals;

 . to link the interests of executives and stockholders by tying a large portion of total compensation to Company profitability and stock value; and

 .  to reward outstanding performance.

Executive compensation includes competitive base salary, a cash incentive plan tied to annual financial performance, equity-based awards and retirement benefits.

ANNUAL BASE SALARY

1998 base salaries for executive officers are based on:

 . subjective analysis of competitive market rates, . the market demand for each executive officer's skills, . the executive's influence on long-term Company strategies and success, . the relationships among executive positions, and . individual leadership performance.

To ensure that its overall compensation is appropriate, the Company periodically reviews executive compensation for companies included in the Dow Jones Airlines Group contained in the Performance Graph, other air carriers and similarly sized Pacific Northwest companies and from companies in broad-based national compensation surveys. In addition, it periodically retains the services of outside compensation specialists. The Company does not attempt to set executive compensation at specific target ranges of any particular survey. In 1998, executive officers other than the CEO received increases averaging 4.7%.

MANAGEMENT INCENTIVE PLAN

Air Group's Management Incentive Plan ("MIP") places at risk a significant portion of each executive's potential cash compensation, linking it to annual profitability.

For awards to be paid, the Company must achieve or exceed profit goals established annually by the Compensation Committee. In recent years, MIP goals have been based on return-on-equity levels as determined by the Compensation Committee each year. Beginning in 1999, the Committee has based MIP goals on reaching return-on-invested capital targets and the Company's net earnings growth as compared to that of peer companies. Awards increase proportionately based on the degree to which goals are met. Through 1998, awards could range up to 45% of executive officers' base salaries if the target was met, and up to 90% of base salaries if profits reached the maximum goal. Beginning in 1999, awards can range up to 50% of base pay if target goals are met, and up to 100% if the maximum goal is reached. Award levels vary by position and can also be adjusted for individual performance.

For 1998, payments made to the named executives shown in the Summary Compensation Table were based on profits that exceeded the maximum goal.

For the executives in the Summary Compensation Table, the percentages of total potential cash compensation linked to performance under the MIP in 1998 were:

 .  Mr. Kelly -- 47%,
 .  Mr. Ayer -- 41%,
 .  Mr. Bagley -- 41%,
 .  Mr. Lehr -- 38%, and
 .  Mr. Fowler -- 38%.

EQUITY-BASED AWARDS

Although the 1996 Long-Term Incentive Equity Plan provides for a variety of equity-based awards, options and restricted stock awards are the only equity-based compensation presently in use by the Company. They provide an incentive to maximize stock values, linking the long-term interests of executives with those of stockholders. Because the awards vest over several years, they encourage executives to remain with the Company. The Committee grants options at market price, so recipients benefit only if the price of the stock appreciates and stockholders also benefit.

The Committee does not base grants on ownership targets or on the number of options an individual has outstanding, because it believes doing so would discourage officers from retaining options or shares. Individual grants are determined according to base salary and position. The options granted to each of the named executive officers in 1998 are shown in the tables on pages 7 and 8.

CHIEF EXECUTIVE OFFICER'S COMPENSATION

Base Salary -- In setting the CEO's base salary, the Committee reviews competitive information similar to that used for other Company executives and periodically retains the services of an outside consultant. The Committee does not target a specific range of competitive pay, but applies the information as it deems appropriate. By reviewing survey data periodically, the Committee believes it will remain mindful of compensation levels that would be required to recruit from outside the Company.

The Board of Directors conducts an annual evaluation of the CEO's performance based on:

 .  the Company's financial performance,
 . the CEO's relationship with the Board, . communication to the Board and other Company constituencies, . investor relations,
 .  overall leadership, and
 .  strategic and succession planning.

The Committee believes that Mr. Kelly's leadership has contributed significantly to the Company's following achievements during 1998:

Profitability -- The Company earned record net income of $124.4 million far exceeding 1997's record of $72.4 million.

Pretax Income Margin -- Air Group's margin of 10.8% exceeded its 1988 record of 7.7%. Horizon and Alaska Airlines also set records of 5.4% and 12.2%, respectively.

Stock Price -- The average daily closing price of the Company's common stock during 1998 increased 66% over last year's average to $46.01 per share. In April 1998, the stock hit an all-time high of $62.5625.

Average Return on Equity was 19.7%, the best return since 1984. Return on beginning equity was 26.2%, a near repeat of last year's return. To put this into perspective, the Company's equity grew from $272.5 million in 1996 to $475.3 million in 1997 to $789.5 million in 1998.

Earnings per Share increased 36% over 1997 from $3.53 to $4.81 (diluted). This follows 1997's 72% increase.

Debt/Equity Ratio improved from 46:54 at year end 1997 to 18:82 in 1998. If you factor in operating leases, the ratio improved from 79:21 to 67:33.

Cost -- Alaska Airlines' unit costs declined 4% from 1997 levels -- the largest improvement of the major U.S. airlines.

Operating Margin -- Alaska Airlines' operating margin improvement was the best among the major U.S. airlines.

In 1998, the Committee set Mr. Kelly's salary at $500,000 for two years; therefore his salary will not increase in 1999 in spite of the Company's record-breaking performance.

Management Incentive Plan
The MIP award is the portion of the CEO's compensation that most directly relates to the Company's financial performance. Under the plan in effect during 1998, the CEO's award could range from zero to 45% of base salary if the profit target was met, up to a maximum of 90% if profits reached the maximum goal. The profit measurements on which Mr. Kelly's 1998 MIP award was based were identical to those detailed on page 21 for all participants in the MIP. Mr. Kelly's 1998 MIP payment was $443,942.

Stock Options
  In 1998, Mr. Kelly was granted a total of 57,300 stock options under the Company's equity plans, based on the criteria outlined earlier for option grants to executive officers in general. The Committee believes that having a significant amount of compensation tied to stock performance further aligns the CEO's interests with those of the Company's stockholders.

OTHER INFORMATION

Tax Law Limits on Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code eliminates the Company's ability to deduct certain compensation over $1 million paid to the named executive officers unless such compensation is based on performance objectives meeting certain criteria or is otherwise excluded from the limitation. The Company intends to qualify a sufficient amount of compensation to its executive officers so that
Section 162(m) will not materially affect the Company in an adverse way. Compensation from the exercise of options granted to date under the Company's stock option and equity plans qualifies for the deduction.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Robert L. Parker, Jr., Chairperson
Mary Jane Fate, Committee Member
R. Marc Langland, Committee Member
Richard A. Wien, Committee Member

                                                               PERFORMANCE GRAPH

The following graph shows a five-year comparison of cumulative total returns for the Company's common stock, the Standard & Poor's 500 Index, and the Dow Jones Airlines Group, assuming an initial investment of $100 on December 31, 1993 with all dividends reinvested.


                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

                       [PERFORMANCE GRAPH APPEARS HERE]

                             ALASKA                DOW JONES
                   DATE     AIR GROUP   S&P 500    AIRLINES*
                   1993      $100.00    $100.00     $100.00
                   1994       106.19     101.32       69.97
                   1995       115.04     139.39      105.83
                   1996       148.67     171.40      121.98
                   1997       274.34     228.59      193.54
                   1998       313.27     293.91      170.33

Information presented is as of fiscal years ended December 31.

* The companies included in the Dow Jones Airlines Group are: AMR, Southwest Airlines, UAL, Delta Air Lines, US Airways and Northwest Airlines.

SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------

This table shows compensation information for the Company's Chief Executive Officer and the four other most highly paid executive officers for the last three fiscal years. Bonus figures are based on performance in the year shown but paid in the following year.

--------------------------------------------------------------------------------

SUMMARY COMPENSATION TABLE

                                                            LONG-TERM
                                                           COMPENSATION
                                     ANNUAL COMPENSATION       AWARDS
---------------------------------------------------------------------------------------
                                                                             ALL
                                                            SECURITIES      OTHER
                                                            UNDERLYING     COMPEN-
NAME AND                            SALARY        BONUS      OPTIONS      SATION(1)
PRINCIPAL POSITION           YEAR     ($)            ($)       (#)           ($)
---------------------------  ----  ---------    -------     ---------     --------
John F. Kelly                1998    493,269    443,942      57,300         10,760
Chairman & CEO               1997    434,615    391,154      38,900         10,510
(Alaska)                     1996    376,923    339,231     206,300(2)      10,473

William S. Ayer              1998    305,769    212,692      24,100          6,787
President                    1997    224,804    138,056      17,600          6,012
(Alaska)                     1996    170,746    102,448      10,800         29,939

Harry G. Lehr                1998    253,569    152,142      11,300         11,588
Senior Vice President/       1997    236,077    141,646       9,100         11,663
Finance (Alaska)             1996    231,231    138,738      14,600         10,990

George D. Bagley             1998    235,923    165,146      15,800         11,632
President & CEO              1997    217,269    152,088      10,600         11,132
(Horizon)                    1996    207,308    145,115      16,400         11,132

John R. Fowler               1998    248,003    148,802      14,300          8,632
Executive Vice President/    1997    213,769    128,262       8,300          8,425
Technical Operations &       1996    186,231    111,738      11,800          6,694
System Controls (Alaska)

(1) Represents Company-paid contributions to individual 40l(k) plan accounts and imputed income for the value (as determined by the Internal Revenue Service ("IRS")) of a term life insurance benefit provided by the Company. In 1998, 401(k) contributions were: $5,000 each for Messrs. Kelly, Ayer, and Lehr; $10,000 for Mr. Bagley and $4,500 for Mr. Fowler. Imputed income for term life insurance during 1998 was: Mr. Kelly $5,760; Mr. Ayer $1,787; Mr.
    Lehr $6,588; Mr. Bagley $1,632 and Mr. Fowler $4,132.

(2) Includes a special grant of 150,000 options awarded to Mr. Kelly in 1996.


                                                           STOCK OPTIONS GRANTED

--------------------------------------------------------------------------------

This table shows the stock options granted to the named executive officers during the last fiscal year.


OPTIONS GRANTED IN 1998

                                              INDIVIDUAL GRANTS
                           --------------------------------------------------------     POTENTIAL REALIZABLE
                           NUMBER OF        % OF TOTAL                                    VALUE AT ASSUMED
                           SECURITIES        OPTIONS                                       ANNUAL RATES OF
                           UNDERLYING       GRANTED TO      EXERCISE                         STOCK PRICE
                            OPTIONS         EMPLOYEES       OR BASE                        APPRECIATE FOR
                           GRANTED(1)     IN FISCAL YEAR    PRICE(2)     EXPIRATION        OPTION TERM(3)
NAME                          (#)              (%)           ($/SH)         DATE         5% ($)     10% ($)
-------------------------  ----------     --------------    --------     ----------    ---------------------
John F. Kelly                57,300            17.6          47.125       5/7/2008     1,698,181  4,303,523

William S. Ayer              24,100             7.4          47.125       5/7/2008       714,243  1,810,033

Harry G. Lehr                11,300             3.4          47.125       5/7/2008       334,894    848,688

George D. Bagley             15,800             4.8          47.125       5/7/2008       468,259  1,186,661

John R. Fowler               14,300             4.4          47.125       5/7/2008       423,804  1,074,003

(1) These options were granted under the 1996 Long-Term Incentive Equity Plan. They are:
     . generally were granted as incentive stock options, subject to limitations imposed by tax law,
     . were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant,
     . expire ten years from the date of grant, unless canceled earlier as a result of termination of employment,
     . vest in 25% increments on each anniversary date of the grant, subject to the terms and conditions of the 1996 Long-Term Incentive Equity Plan, and
     . provide for accelerated vesting under certain circumstances, as described under "Change-in-Control Arrangements" on page 31.

(2) Options were granted at the closing price on May 7, 1998, as reported on the New York Stock Exchange.

(3) We are required by the Securities and Exchange Commission to use a 5% and 10% assumed rate of appreciation over the ten-year option term. This does not represent the Company's estimate or projection of the future common stock price. If the Company's common stock does not appreciate, these executives will receive no benefit from the options.

STOCK OPTIONS EXERCISED

--------------------------------------------------------------------------------

This table shows stock option exercises and the value of unexercised stock options held by the named executive officers during the last fiscal year.

AGGREGATED OPTION EXERCISES IN 1998
AND FISCAL YEAR-END OPTION VALUES

                                                                                               VALUE OF UNEXERCISED
                                                            NUMBER OF UNEXERCISED                  IN-THE-MONEY
                                                               OPTIONS/SARS AT                    OPTIONS/SARS AT
                      SHARES ACQUIRED       VALUE              FISCAL YEAR END                   FISCAL YEAR END(2)
 NAME                  ON EXERCISE        REALIZED(1)                (#)                               ($)
                          (#)                ($)         EXERCISABLE    UNEXERCISABLE       EXERCISABLE   UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------
John F. Kelly            37,150           1,038,550        66,325         199,075            1,310,947      2,695,009
William S. Ayer           4,500             159,155        25,125          46,575              596,675        353,400
Harry G. Lehr            11,825             348,874         5,750          31,850              119,947        413,259
George D. Bagley          4,825             155,836        11,950          37,150              267,303        408,278
John R. Fowler           16,875             507,852         7,425          31,575              156,691        339,153

(1)  These values are calculated by:
     . subtracting the option exercise price from the market price on the date of exercise, and
     .  multiplying that by the number of options exercised.

(2)  These values are calculated by:
     . subtracting the option exercise price from the Company's December 31, 1998 closing price ($44.25 per share, as reported on the New York Stock Exchange), and
     .  multiplying that by the number of exercisable and unexercisable options.

     There is no assurance that the indicated values of any unexercised options will actually be realized.


                                                             RETIREMENT BENEFITS

SALARIED RETIREMENT PLAN

The Company maintains a tax-qualified, defined benefit retirement plan for all salaried Alaska Airlines employees. Benefits payable under the Alaska Airlines Salaried Retirement Plan ("Salaried Retirement Plan") are based on years of credited service and final average earnings for the five highest complete and consecutive calendar years of an employee's last ten years of service. The annual retirement benefit at age 62 (normal retirement age under the Salaried Retirement Plan) is equal to 2% of the employee's final average earnings times years of credited service. Annual benefits are computed on a straight life annuity basis at normal retirement age. Benefits under the Salaried Retirement Plan are not subject to offset for Social Security Benefits.

The following table shows estimated Salaried Retirement Plan annual benefits payable to an employee, assuming retirement on January 1, 1999, at age 62, with various combinations of final average earnings and years of credited service. These estimates represent the straight life annuity benefit for an individual who retires at normal retirement age.

FINAL AVERAGE
EARNINGS         ANNUAL BENEFITS BASED ON YEARS OF CREDITED SERVICE*
                    15        20         25          30          35
$175,000        $ 52,500   $ 70,000   $ 87,500    $105,000    $122,500
$225,000          67,500     90,000    112,500     135,000     157,500
$300,000          90,000    120,000    150,000     180,000     210,000
$350,000         105,000    140,000    175,000     210,000     245,000
$400,000         120,000    160,000    200,000     240,000     280,000
$450,000         135,000    180,000    225,000     270,000     315,000
$500,000         150,000    200,000    250,000     300,000     350,000

* IRS regulations limit the annual benefits that may be paid from a tax-qualified retirement plan. The current limit is $130,000. In addition, IRS regulations limit the covered compensation on which annual retirement benefits are based to $160,000 in 1999. To the extent that the amounts shown in the table above exceed that IRS limitation, the excess is paid from the Supplementary Plan.

RETIREMENT BENEFITS

All of the participants' base salaries, as shown in the Summary Compensation Table, excluding bonuses, are covered under the Salaried Retirement Plan and the Officers Supplementary Retirement Plan. The named executive officers have the following years of credited service and final average compensation as of December 31, 1998:

NAMED                     YEARS OF       FINAL AVERAGE
EXECUTIVE             CREDITED SERVICE   COMPENSATION
John F. Kelly               21.3(2)        $365,073
William S. Ayer              3.3           $225,050
Harry G. Lehr               11.1           $220,952
George D. Bagley(1)          5.1(2)        $196,993
John R. Fowler               6.2           $199,631

(1) When Mr. Bagley transferred from Alaska Airlines to Horizon Air in October
    1995, he was 100% vested under the Salaried Retirement Plan. Horizon Air does not have a similar plan, but will supplement his benefits to ensure that his retirement benefit will be equivalent to what he would have received had he continued with Alaska Airlines.

(2) Reflects combined service at Alaska Airlines and Horizon Air since becoming eligible for the Salaried Retirement Plan.

Officers Supplementary Retirement Plan

In addition to the benefits described above, under the Officers Supplementary Retirement Plan ("Supplementary Plan"), elected officers of Air Group and Alaska Airlines and Horizon Air's Chief Executive Officer can receive retirement benefits, provided they have met service requirements. The Supplementary Plan is a nonqualified, unfunded, noncontributory defined benefit plan. Normal retirement benefits are payable once the officer reaches age 60 and has ten years of service as an elected officer. Annual benefits are calculated on a straight life annuity basis. Under the version of the Supplementary Plan applicable to officers elected prior to August 8, 1995, benefits can be up to 50% of a participant's final average earnings, offset by Social Security benefits. Under the version of the Supplementary Plan applicable to officers elected on or after August 8, 1995, benefits can range from 50% to 75% of a participant's final average earnings, offset by benefits from Company-sponsored qualified retirement plans and by Social Security benefits. Benefits under all versions of the Supplementary Plan are subject to vesting schedules that are dependent on the officer's length of service.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                          PRINCIPAL STOCKHOLDERS

This table shows how much Company common stock is owned by directors, the individuals named in the Summary Compensation Table on page 26, all executive officers as a group, and owners of more than 5% of the Company's outstanding common stock. Holdings are as of March 19, 1999, except for 401(k) plan shares, which are as of December 31, 1998.

                AMOUNT AND NATURE OF SHARES BENEFICIALLY OWNED

                                       NUMBER      PERCENT OF
                                     OF SHARES    OUTSTANDING
NAME                                  OWNED(1)       SHARES
The Equitable Group(2)               2,707,800        10.3%

William S. Ayer                        34,324           *
George D. Bagley                        8,155           *
Ronald F. Cosgrave                      7,272           *
Mary Jane Fate(3)                         387           *
John R. Fowler                         17,543           *
John F. Kelly                          58,845           *
Bruce R. Kennedy                       13,557           *
R. Marc Langland                        1,472           *
Harry G. Lehr                           4,061           *
Byron I. Mallott                          708           *
Robert L. Parker Jr.                      809           *
John V. Rindlaub                        3,597           *
Patricia Q. Stonesifer                  1,578           *
Richard A. Wien                         1,814           *
Directors and Executive Officers      235,605          .89%
as a group
(27 persons)(4)

* Less than 1%.
(1)  Includes shares that the named person:
     .  may vote or invest alone,
     . shares voting and investment power with his or her spouse, or . holds in one of the Company's 401(k) plans, . may acquire through stock option exercises through June 1, 1999.
(2)  Number of shares owned is based on information contained in a report on
     Schedule 13-G filed by The Equitable Group with the Securities and Exchange Commission on or about February 15, 1999. The address of The Equitable Group is 1290 Avenue of the Americas, New York, NY 10104.
(3) Does not include 1,546 shares registered in the name of her husband. Mrs. Fate disclaims beneficial ownership of those shares.
(4) Includes 1,800 shares subject to a vesting schedule, forfeiture risk and other restrictions.

Change-in-Control Arrangements

The Boards of Directors of Alaska Air Group and Alaska Airlines have adopted resolutions providing severance pay to all executive officers and certain other key employees in the event they are terminated within 24 months after a change in control of the Company. The formula provides for payments equaling from 12 to 24 months' salary, depending on length of service and the time elapsed between a takeover and termination. Because of these and other variables to be determined at the time of distribution, the value of this benefit cannot be determined at this time.

Some Company benefit plans provide for accelerated vesting in the case of a change in control. Under the Supplementary Plan applicable to officers elected prior to August 8, 1995, after a change in control, benefits become vested at the rate of 10% per year of a participant's service as an elected officer.
Under the Supplementary Plan applicable to officers elected on or after August 8, 1995, benefits become fully vested upon a change in control. The benefit after a change in control is equal to 10% of final average earnings for each year of service as an elected officer up to and including the fifth year. For officers having five or more years of service as an elected officer, the benefit amount ranges from 50% to 75% of final average earnings, depending on length of service. Under all versions, the benefit remains subject to applicable offsets.

The Supplementary Plan provides that, after a change in control, benefits will not be forfeited if an individual is terminated (other than for dishonesty or criminal acts) or is later employed by a competitor. The value of this provision to the named executives cannot be determined at this time as the amount depends on a number of variables to be determined at the time of any change in control.

Upon a change in control of the Company, outstanding options under the Company's equity plans become fully exercisable unless the Board of Directors determines otherwise.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:  /s/ John F. Kelly                                        Date: June 1, 1999
     John F. Kelly,
     Chairman, Chief Executive Officer and President