Form 10-Q
period 1999-06-30
ALASKA AIR GROUP INC
filed 1999-07-28
CIK 766421

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999.

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

     The registrant has 26,378,292 common shares, par value $1.00, outstanding at June 30, 1999.

PART I. FINANCIAL STATEMENTS
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEET (UNAUDITED)
Alaska Air Group, Inc.

ASSETS
-------------------------------------------------------------------------     -----------------
                                                            December 31,              JUNE 30,
(In Millions)                                                       1998                  1999
-------------------------------------------------------------------------     -----------------
CURRENT ASSETS
Cash and cash equivalents                                          $29.4                 $67.8
Marketable securities                                              277.2                 253.5
Receivables - net                                                   70.6                  99.8
Inventories and supplies                                            44.1                  50.1
Prepaid expenses and other assets                                  107.5                 104.4
-------------------------------------------------------------------------     -----------------
TOTAL CURRENT ASSETS                                               528.8                 575.6
-------------------------------------------------------------------------     -----------------

PROPERTY AND EQUIPMENT
Flight equipment                                                 1,015.4               1,153.5
Other property and equipment                                       283.2                 311.1
Deposits for future flight equipment                               164.9                 190.1
-------------------------------------------------------------------------     -----------------
                                                                 1,463.5               1,654.7
Less accumulated depreciation and amortization                     417.0                 450.0
-------------------------------------------------------------------------     -----------------
                                                                 1,046.5               1,204.7
-------------------------------------------------------------------------     -----------------
Capital leases:
Flight and other equipment                                          44.4                  44.4
Less accumulated amortization                                       29.6                  30.7
-------------------------------------------------------------------------     -----------------
                                                                    14.8                  13.7
-------------------------------------------------------------------------     -----------------
TOTAL PROPERTY AND EQUIPMENT - NET                               1,061.3               1,218.4
-------------------------------------------------------------------------     -----------------

Intangible Assets - Subsidiaries                                    57.5                  56.5
-------------------------------------------------------------------------     -----------------

Other Assets                                                        84.2                  78.2
-------------------------------------------------------------------------     -----------------

TOTAL ASSETS                                                    $1,731.8              $1,928.7
=========================================================================     =================

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET (UNAUDITED)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------     -----------------
                                                            December 31,              JUNE 30,
(In Millions)                                                       1998                  1999
-------------------------------------------------------------------------     -----------------
CURRENT LIABILITIES
Accounts payable                                                   $84.3                 $96.0
Accrued aircraft rent                                               75.5                  75.4
Accrued wages, vacation and payroll taxes                           79.4                  71.7
Other accrued liabilities                                           80.9                 101.6
Air traffic liability                                              178.6                 254.2
Current portion of long-term debt and
  capital lease obligations                                         27.2                  27.0
-------------------------------------------------------------------------     -----------------
TOTAL CURRENT LIABILITIES                                          525.9                 625.9
-------------------------------------------------------------------------     -----------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                       171.5                 160.3
-------------------------------------------------------------------------     -----------------
OTHER LIABILITIES AND CREDITS
Deferred income taxes                                               99.2                 132.9
Deferred income                                                     41.5                  39.4
Other liabilities                                                  104.2                 112.6
-------------------------------------------------------------------------     -----------------
                                                                   244.9                 284.9
-------------------------------------------------------------------------     -----------------
SHAREHOLDERS' EQUITY
Common stock, $1 par value
  Authorized:      100,000,000 shares
  Issued: 1998 -  28,974,107 shares
          1999 -  29,125,050 shares                                 29.0                  29.1
  Capital in excess of par value                                   473.9                 479.2
  Treasury stock, at cost: 1998 - 2,750,102 shares
                           1999 - 2,746,758 shares                 (62.7)                (62.7)
Deferred compensation                                               (1.3)                 (0.9)
Retained earnings                                                  350.6                 412.9
-------------------------------------------------------------------------     -----------------
                                                                   789.5                 857.6
-------------------------------------------------------------------------     -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $1,731.8              $1,928.7
=========================================================================     =================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
Alaska Air Group, Inc.

----------------------------------------------------------------------     --------------
Three Months Ended June 30
(In Millions except Per share Amounts)                           1998               1999
----------------------------------------------------------------------     --------------
OPERATING REVENUES
Passenger                                                      $439.6             $483.6
Freight and mail                                                 25.5               23.4
Other - net                                                      19.8               22.7
----------------------------------------------------------------------     --------------
TOTAL OPERATING REVENUES                                        484.9              529.7
----------------------------------------------------------------------     --------------
OPERATING EXPENSES
Wages and benefits                                              149.3              162.7
Contracted services                                              14.3               15.3
Aircraft fuel                                                    46.9               59.7
Aircraft maintenance                                             33.7               32.7
Aircraft rent                                                    48.5               50.4
Food and beverage service                                        12.8               12.8
Commissions                                                      24.7               26.3
Other selling expenses                                           23.2               26.1
Depreciation and amortization                                    18.2               20.6
Loss (gain) on sale of assets                                     0.2                0.1
Landing fees and other rentals                                   19.4               22.1
Other                                                            31.1               35.6
----------------------------------------------------------------------     --------------
TOTAL OPERATING EXPENSES                                        422.3              464.4
----------------------------------------------------------------------     --------------
OPERATING INCOME                                                 62.6               65.3
----------------------------------------------------------------------     --------------
NONOPERATING INCOME (EXPENSE)
Interest income                                                   5.3                5.2
Interest expense                                                 (6.1)              (3.7)
Interest capitalized                                              1.9                2.3
Other - net                                                       0.3                1.0
----------------------------------------------------------------------     --------------
                                                                  1.4                4.8
----------------------------------------------------------------------     --------------
Income before income tax                                         64.0               70.1
Income tax expense                                               25.1               28.0
----------------------------------------------------------------------     --------------
NET INCOME                                                      $38.9              $42.1
======================================================================     ==============

BASIC EARNINGS PER SHARE                                        $1.77              $1.60
======================================================================     ==============
DILUTED EARNINGS PER SHARE                                      $1.51              $1.59
======================================================================     ==============
Shares used for computation:
  Basic                                                        21.933             26.374
  Diluted                                                      26.454             26.521

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
Alaska Air Group, Inc.

----------------------------------------------------------------------     --------------
Six Months Ended June 30
(In Millions Except Per Share Amounts)                           1998               1999
----------------------------------------------------------------------     --------------
OPERATING REVENUES
Passenger                                                      $817.9             $903.0
Freight and mail                                                 46.5               44.1
Other - net                                                      36.9               43.8
----------------------------------------------------------------------     --------------
TOTAL OPERATING REVENUES                                        901.3              990.9
----------------------------------------------------------------------     --------------
OPERATING EXPENSES
Wages and benefits                                              286.2              314.6
Contracted services                                              27.9               30.9
Aircraft fuel                                                    93.0              102.6
Aircraft maintenance                                             62.5               68.1
Aircraft rent                                                    95.5              101.7
Food and beverage service                                        24.2               25.2
Commissions                                                      47.3               50.0
Other selling expenses                                           44.7               50.7
Depreciation and amortization                                    36.1               40.3
Loss on sale of assets                                            0.2                0.2
Landing fees and other rentals                                   36.3               44.3
Other                                                            62.3               68.4
----------------------------------------------------------------------     --------------
TOTAL OPERATING EXPENSES                                        816.2              897.0
----------------------------------------------------------------------     --------------
OPERATING INCOME                                                 85.1               93.9
----------------------------------------------------------------------     --------------
NONOPERATING INCOME (EXPENSE)
Interest income                                                   9.2                9.9
Interest expense                                                (12.9)              (7.5)
Interest capitalized                                              3.5                4.5
Other - net                                                       1.1                2.7
----------------------------------------------------------------------     --------------
                                                                  0.9                9.6
----------------------------------------------------------------------     --------------
Income before income tax                                         86.0              103.5
Income tax expense                                               34.0               41.2
----------------------------------------------------------------------     --------------
NET INCOME                                                      $52.0              $62.3
======================================================================     ==============

BASIC EARNINGS PER SHARE                                        $2.53              $2.36
======================================================================     ==============
DILUTED EARNINGS PER SHARE                                      $2.07              $2.35
======================================================================     ==============
Shares used for computation:
  Basic                                                        20.518             26.344
  Diluted                                                      26.403             26.482

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
Alaska Air Group, Inc.

----------------------------------------------------------------------------------------------------------------------------------
                                         COMMON                  Capital in      Treasury     Deferred
                                         SHARES       Common      Excess of         Stock      Compen-      Retained
(In Millions)                       OUTSTANDING        Stock      Par Value       at Cost       sation      Earnings        Total
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998            26.224        $29.0         $473.9        $(62.7)       $(1.3)       $350.6       $789.5
----------------------------------------------------------------------------------------------------------------------------------
Net income for the six months
  ended June 30, 1999                                                                                           62.3         62.3
Stock issued under stock plans            0.154          0.1            5.3                                                   5.4
Employee Stock Ownership Plan
  shares allocated                                                                                 0.4                        0.4
----------------------------------------------------------------------------------------------------------------------------------

BALANCES AT JUNE 30, 1999                26.378        $29.1         $479.2        $(62.7)       $(0.9)       $412.9       $857.6
==================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Alaska Air Group, Inc.

---------------------------------------------------------------------------------      -----------------
Six Months Ended June 30  (In Millions)                                     1998                   1999
---------------------------------------------------------------------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $52.0                  $62.3
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                            36.1                   40.3
   Amortization of airframe and engine overhauls                            19.1                   24.0
   Loss on disposition of assets                                             0.2                    0.2
   Increase in deferred income taxes                                        24.0                   33.6
   Increase in accounts receivable                                         (21.6)                 (29.1)
   Increase in other current assets                                            -                   (3.0)
   Increase in air traffic liability                                        63.9                   75.6
   Increase in other current liabilities                                    18.4                   24.7
   Other-net                                                                (1.6)                   4.1
---------------------------------------------------------------------------------      -----------------
Net cash provided by operating activities                                  190.5                  232.7
---------------------------------------------------------------------------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of assets                                          0.4                    0.2
Purchases of marketable securities                                        (123.1)                 (54.3)
Sales and maturities of marketable securities                               35.8                   78.1
Restricted deposits                                                         (1.1)                   0.9
Flight equipment deposits returned                                          14.1                    2.8
Additions to flight equipment deposits                                     (67.9)                 (67.1)
Additions to property and equipment                                       (237.0)                (149.0)
---------------------------------------------------------------------------------      -----------------
Net cash used in investing activities                                     (378.8)                (188.4)
---------------------------------------------------------------------------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale and leaseback transactions                              261.6                      -
Long-term debt and capital lease payments                                  (29.3)                 (11.4)
Proceeds from issuance of common stock                                       6.1                    5.5
---------------------------------------------------------------------------------      -----------------
Net cash provided by (used in) financing activities                        238.4                   (5.9)
---------------------------------------------------------------------------------      -----------------

Net increase in cash and cash equivalents                                   50.1                   38.4
Cash and cash equivalents at beginning of period                           102.6                   29.4
---------------------------------------------------------------------------------      -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $152.7                  $67.8
=================================================================================      =================
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                                     $11.0                   $3.3
  Income taxes                                                               7.2                    6.5
Noncash investing and financing activities:
 1998 - $186.0 million of convertible debentures were converted into 7.7 million shares of common stock.
 1999 - None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE SIX MONTHS ENDED JUNE 30, 1999
Alaska Air Group, Inc.

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of Alaska Air Group, Inc. (the Company or Air Group) include the accounts of its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). These statements should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1998. They include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

NOTE 2. EARNINGS PER SHARE (SEE NOTE 9 TO CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 1998)

Earnings per share (EPS) calculations were as follows (in millions except per share amounts):

---------------------------------------------------------------------------------------------
                              Three Months Ended June 30,          Six Months Ended June 30,
                                     1998           1999                 1998          1999
---------------------------------------------------------------------------------------------
BASIC
Net income                           $38.9          $42.1                $52.0         $62.3
Avg. shares outstanding             21.933         26.374               20.518        26.344
---------------------------------------------------------------------------------------------
Basic earnings per share             $1.77          $1.60                $2.53         $2.36
=============================================================================================

DILUTED
Net income                           $38.9          $42.1                $52.0         $62.3
After-tax interest on:
6-1/2% debentures                      0.9             --                  2.2            --
6-7/8% debentures                       --             --                  0.4            --
---------------------------------------------------------------------------------------------
Diluted EPS income                   $39.8          $42.1                $54.6         $62.3
---------------------------------------------------------------------------------------------
Avg. shares outstanding             21.933         26.374               20.518        26.344
Assumed conversion of:
6-1/2% debentures                    4.263             --                5.127            --
6-7/8% debentures                       --             --                 .515            --
Assumed exercise of
stock options                         .258           .147                 .243          .138
---------------------------------------------------------------------------------------------
Diluted EPS shares                  26.454         26.521               26.403        26.482
---------------------------------------------------------------------------------------------
Diluted earnings per share           $1.51          $1.59                $2.07         $2.35
=============================================================================================

NOTE 3. OPERATING SEGMENT INFORMATION (SEE NOTE 11 TO CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 1998)

Operating segment information for Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc.

(Horizon) was as follows in millions):

--------------------------------------------------------------------------------------
                                  Three Months Ended June 30  Six Months Ended June 30
                                         1998        1999           1998         1999
--------------------------------------------------------------------------------------
Operating revenues:
  Alaska                             $  403.0    $  428.7       $  747.2     $  800.6
  Horizon                                86.1       105.0          161.2        198.0
  Elimination of
    intercompany accounts                (4.2)       (4.0)          (7.1)        (7.7)
--------------------------------------------------------------------------------------
    Consolidated                        484.9       529.7          901.3        9990.9
======================================================================================

Pretax income (loss):
  Alaska                                 60.7        60.4           84.8         91.2
  Horizon                                 5.6        10.2            6.1         13.2
  Parent company                         (2.3)       (0.5)          (4.9)        (0.9)
--------------------------------------------------------------------------------------
    Consolidated                         64.0        70.1           86.0        103.5
======================================================================================

Pretax income (loss):
  Alaska                              1,531.2     1,733.9        1,531.2      1,733.9
  Horizon                               163.6       219.2          163.6        219.2
  Parent company                        715.9       857.6          715.9        857.6
  Elimination of
    intercompany accounts              (723.8)     (882.0)        (723.8)      (882.0)
--------------------------------------------------------------------------------------
    Consolidated                      1,686.9     1,928.7        1,686.9      1,928.7
======================================================================================

               ALASKA  AIRLINES FINANCIAL AND STATISTICAL DATA

                                                          Quarter Ended June 30                        Six Months Ended June 30
                                          -------------------------------------       -----------------------------------------
                                                                             %                                                %
FINANCIAL DATA (IN MILLIONS):                   1998        1999        Change                 1998          1999        Change
                                                -----       -----       ------                 -----         -----       ------
Operating Revenues:
Passenger                                      $360.9      $386.4          7.1                $670.7        $721.5          7.6
Freight and mail                                 22.8        20.8         (8.8)                 41.2          38.8         (5.8)
Other - net                                      19.3        21.5         11.4                  35.3          40.3         14.2
                                          ------------------------                     ----------------------------
Total Operating Revenues                        403.0       428.7          6.4                 747.2         800.6          7.1
                                          ------------------------                     ----------------------------

Operating Expenses:
Wages and benefits                              117.1       124.6          6.4                 227.8         244.4          7.3
Employee profit sharing                           6.0         5.6         (6.7)                  8.0           8.6          7.5
Contracted services                              12.8        13.1          2.3                  24.7          26.6          7.7
Aircraft fuel                                    39.8        49.2         23.6                  78.9          84.6          7.2
Aircraft maintenance                             22.4        22.5          0.4                  40.7          45.4         11.5
Aircraft rent                                    38.3        39.9          4.2                  75.5          80.4          6.5
Food and beverage service                        12.2        12.2          0.0                  23.1          24.0          3.9
Commissions                                      23.8        24.5          2.9                  45.4          46.6          2.6
Other selling expenses                           18.7        20.6         10.2                  35.9          40.0         11.4
Depreciation and amortization                    15.3        16.4          7.2                  30.4          32.3          6.3
Loss on sale of assets                            0.2         0.1           NM                   0.2           0.2          0.0
Landing fees and other rentals                   15.4        16.7          8.4                  28.7          33.4         16.4
Other                                            23.3        27.5         18.0                  47.7          52.2          9.4
                                          ------------------------                     ----------------------------
Total Operating Expenses                        345.3       372.9          8.0                 667.0         718.7          7.8
                                          ------------------------                     ----------------------------

Operating Income                                 57.7        55.8         (3.3)                 80.2          81.9          2.1
                                          ------------------------                     ----------------------------

Interest income                                   5.6         5.6                                9.9          10.8
Interest expense                                 (4.5)       (3.6)                              (9.2)         (7.5)
Interest capitalized                              1.5         1.8                                2.6           3.6
Other - net                                       0.4         0.8                                1.3           2.4
                                          ------------------------                     ----------------------------
                                                  3.0         4.6                                4.6           9.3
                                          ------------------------                     ----------------------------

Income Before Income Tax                        $60.7       $60.4         (0.5)                $84.8         $91.2          7.5
                                          ========================                     ============================

OPERATING STATISTICS:
Revenue passengers (000)                        3,321       3,439          3.6                 6,183         6,511          5.3
RPMs (000,000)                                  2,876       2,976          3.5                 5,335         5,678          6.4
ASMs (000,000)                                  4,166       4,266          2.4                 7,964         8,384          5.3
Passenger load factor                           69.0%       69.8%      0.8 pts                 67.0%         67.7%      0.7 pts
Breakeven load factor                           57.0%       58.6%      1.6 pts                 58.4%         59.2%      0.8 pts
Yield per passenger mile                       12.55c      12.98C          3.5                12.57c        12.71C          1.1
Operating revenue per ASM                       9.67c      10.05C          3.9                 9.38c         9.55C          1.8
Operating expenses per ASM                      8.29c       8.74C          5.4                 8.38c         8.57C          2.4
Fuel cost per gallon                            54.3c       65.5C         20.6                 55.9c         57.1C          2.2
Fuel gallons (000,000)                           73.3        75.1          2.5                 141.2         148.2          5.0
Average number of employees                     8,639       9,244          7.0                 8,496         9,065          6.7
Aircraft utilization (block hours)               11.5        11.1         (3.5)                 11.4          11.1         (2.6)
Operating fleet at period-end                      84          86          2.4                    84            86          2.4

NM = Not Meaningful

                  HORIZON AIR FINANCIAL AND STATISTICAL DATA

                                                         Quarter Ended June 30                         Six Months Ended June 30
                                          ------------------------------------        -----------------------------------------
                                                                             %                                                %
FINANCIAL DATA (IN MILLIONS):                   1998        1999        Change                 1998          1999        Change
                                                -----       -----       ------                 -----         -----       ------
Operating Revenues:
Passenger                                       $82.0      $100.4         22.4                $153.4        $187.7         22.4
Freight and mail                                  2.7         2.7          0.0                   5.3           5.3          0.0
Other - net                                       1.4         1.9         35.7                   2.5           5.0        100.0
                                          ------------------------                     ----------------------------
Total Operating Revenues                         86.1       105.0         22.0                 161.2         198.0         22.8
                                          ------------------------                     ----------------------------

Operating Expenses:
Wages and benefits                               25.2        30.7         21.8                  49.3          59.3         20.3
Employee profit sharing                           1.0         1.8         80.0                   1.1           2.3        109.1
Contracted services                               2.3         2.9         26.1                   4.0           5.5         37.5
Aircraft fuel                                     7.1        10.5         47.9                  14.1          18.0         27.7
Aircraft maintenance                             11.4        10.2        (10.5)                 21.9          22.7          3.7
Aircraft rent                                    10.1        10.5          4.0                  20.0          21.3          6.5
Food and beverage service                         0.5         0.6         20.0                   1.0           1.2         20.0
Commissions                                       4.3         5.1         18.6                   8.1           9.6         18.5
Other selling expenses                            4.5         5.4         20.0                   8.8          10.7         21.6
Depreciation and amortization                     2.9         4.0         37.9                   5.6           7.8         39.3
Landing fees and other rentals                    3.9         5.4         38.5                   7.5          10.9         45.3
Other                                             7.5         7.8          4.0                  14.0          15.7         12.1
                                          ------------------------                     ----------------------------
Total Operating Expenses                         80.7        94.9         17.6                 155.4         185.0         19.0
                                          ------------------------                     ----------------------------

Operating Income                                  5.4        10.1         87.0                   5.8          13.0        124.1
                                          ------------------------                     ----------------------------

Interest expense                                 (0.3)       (0.4)                              (0.8)         (0.9)
Interest capitalized                              0.4         0.5                                0.8           1.0
Other - net                                       0.1        (0.0)                               0.3           0.1
                                          ------------------------                     ----------------------------
                                                  0.2         0.1                                0.3           0.2
                                          ------------------------                     ----------------------------

Income Before Income Tax                         $5.6       $10.2         82.1                  $6.1         $13.2        116.4
                                          ========================                     ============================

OPERATING STATISTICS:
Revenue passengers (000)                        1,058       1,237         17.0                 1,982         2,383         20.2
RPMs (000,000)                                    270         340         25.9                   503           641         27.4
ASMs (000,000)                                    439         549         25.1                   833         1,051         26.1
Passenger load factor                           61.6%       62.0%      0.4 pts                 60.4%         61.0%      0.6 pts
Breakeven load factor                           57.1%       55.2%     (1.9)pts                 57.8%         56.4%     (1.4)pts
Yield per passenger mile                       30.33c      29.48C         (2.8)               30.48c        29.28C         (3.9)
Operating revenue per ASM                      19.60c      19.13C         (2.4)               19.34c        18.85C         (2.5)
Operating expenses per ASM                     18.36c      17.30C         (5.8)               18.64c        17.62C         (5.5)
Fuel cost per gallon                            57.2c       66.4C         16.1                 59.4c         59.0C         (0.8)
Fuel gallons (000,000)                           12.5        15.8         26.4                  23.8          30.5         28.2
Average number of employees                     2,906       3,524         21.3                 2,844         3,415         20.1
Aircraft utilization (block hours)                7.9         8.1          2.5                   7.6           7.9          3.9
Operating fleet at period-end                      54          61         13.0                    54            61         13.0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998
The consolidated net income for the second quarter of 1999 was $42.1 million, or $1.59 per share (diluted), compared with a net income of $38.9 million, or $1.51 per share, in 1998. Consolidated operating income for the second quarter of 1999 was $65.3 million compared to $62.6 million for 1998. Financial and statistical data for Alaska and Horizon is shown on pages 10 and 11. A discussion of this data follows.

ALASKA AIRLINES
REVENUES
Capacity grew by 2.4%, primarily due to above average growth in the Southern California, Arizona, Nevada and Canada markets. Traffic grew by 3.5%, resulting in almost a one point increase in passenger load factor. The Mexico, Canada and Northern Alaska markets experienced above average increases in load factor, while the Seattle-Anchorage and Southeast Alaska markets experienced decreases. Passenger yields were up 3.5%, with all markets showing an increase over last year. New marketing alliances with other airlines, improved yield management techniques and small fare increases have helped improve yields. The higher load factor combined with the higher yield resulted in a 3.9% increase in revenue per available seat mile (ASM). Consequently, passenger revenues increased 7.1%.

Freight and mail revenues decreased 8.8%, due to lower freight and mail volumes. Flight cancellations and a poor fish run in Alaska contributed to the lower freight volumes. Other-net revenues increased 11.4%, primarily due to increased revenue from travel partners in Alaska's frequent flyer program.

EXPENSES
Operating expenses grew by 8.0 % as a result of a 2.4% increase in capacity and a 5.4% increase in cost per ASM. The increase in cost per ASM was partly due to higher fuel prices in 1999. Without the higher fuel prices, cost per ASM would have increased 3.3%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

- Wages and benefits increased 6.4% due to a 7.0% increase in the number of employees. Employees were added in all areas to service the 2.4% capacity (ASM) increase and the 3.6% increase in passengers carried.

- Fuel expense increased 24%, due to a 3% increase in fuel usage and a 21% increase in the price of fuel.

- Maintenance expense increased less than 1%, in spite of a 2% increase in block hours, primarily due to the timing of engine overhauls and other repairs.

- Commission expense increased 3% on a 7% increase in passenger revenue. As a percentage of passenger revenue, commission expense decreased 4%, from 6.6% to 6.3%. In 1999, 70% of ticket sales were made through travel agents, versus 72% in 1998.

- Other selling expenses increased 10%, higher than the 7% increase in passenger revenues, primarily due to increased credit card sales and related commission rates.

- Depreciation increased 7%, primarily due to owning four more aircraft in 1999.

- Landing fees and other rentals increased 8%, higher than the 2% increase in capacity, due to rate increases at Seattle and several other airports.

- Other expense increased 18%, primarily due to recording a $2.7 million property tax credit in 1998. Absent this tax credit, the increase would have been 6%.

HORIZON AIR
REVENUES
Capacity grew by 25.1%, primarily due to above average growth in the Canada, Montana and Portland-Spokane markets. Traffic grew by 25.9%, resulting in a 0.4 point increase in passenger load factor. Longer average passenger trips contributed to a 2.8% decrease in yield. The lower yield combined with the higher load factor resulted in a 2.4% decrease in revenue per ASM. Consequently, passenger revenues increased 22.4%, somewhat less than the 25.1% increase in capacity.

Other-net revenues increased 36%, or $0.5 million, primarily due to recording revenues related to aircraft manufacturer's support.

EXPENSES
Operating expenses grew by 17.6% as a result of an 25.1% increase in capacity and a 5.8% decrease in cost per ASM. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

- Wages and benefits increased 21.8% due to a 21.3% increase in the number of employees. Employees were added in all areas to service the 17% increase in passengers carried.

- Contracted services increased 26%, in line with the 25% increase in capacity.

- Fuel expense increased 48%, due to a 26% increase in fuel consumption combined with a 16% increase in the price of fuel.

- Maintenance expense decreased 11%, in spite of a 16% increase in block hours flown, primarily due to unusually high engine repairs last year.

- Commission expense increased 19% on a 22% increase in passenger revenue. As a percentage of passenger revenue, commission expense decreased 2%, from 5.2% to 5.1%.

- Other selling expenses increased 20%, in line with the 22% increase in passenger revenues.

- Depreciation and amortization expense increased 38%, primarily due to purchase of F-28s in late 1998 and added depreciation on aircraft spare parts and station equipment.

- Landing fees and other rentals increased 39%, higher than the 25% increase in capacity, primarily due to rent on the new Portland operations center and rate increases at Seattle and Portland airports.

- Other expense increased 4%, less than the 25% increase in capacity, due to lower rates for insurance and communications.

CONSOLIDATED NONOPERATING INCOME (EXPENSE) Net nonoperating items improved $3.4 million over 1998, primarily due to lower interest expense (due to conversion of convertible bonds in 1998 and other debt repayments).

SIX MONTHS 1999 COMPARED WITH SIX MONTHS 1998
The consolidated net income for the six months ended June 30, 1999 was $62.3 million, or $2.35 per share (diluted), compared with net income of $52.0 million, or $2.07 per share in 1998. Consolidated operating income for the first six months of 1999 was $93.9 million compared to $85.1 million for 1998. A discussion of operating results for the two airlines follows.

ALASKA AIRLINES Operating income increased 2.1% to $81.9 million, resulting in a 10.2% operating margin as compared to a 10.7% margin in 1998. Operating revenue per ASM increased 1.8% to 9.55 cents while operating expenses per ASM increased 2.4% to 8.57 cents. The increase in revenue per ASM was due to a 1.1% increase in system passenger yield combined with a 0.7 point increase in load factor.

Unit costs increased 2.4% due to higher fuel prices, lower aircraft utilization and higher wages and benefits.

HORIZON AIR Operating income improved to $13.0 million, resulting in a 6.6% operating margin as compared to a 3.6% margin in 1998. Operating revenue per ASM decreased 2.5% to 18.85 cents, while operating expenses per ASM decreased 5.5% to 17.62 cents. The changes in unit revenue and unit expense are generally due to the same reasons stated above in the second quarter comparison.

CONSOLIDATED NONOPERATING INCOME (EXPENSE) Net nonoperating items improved $8.7 million over 1998 for the same reasons as noted above in the second quarter comparison.

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.

--------------------------------------------------------------------------------------------------------------------------------
                                                    December 31, 1998                    JUNE 30, 1999                Change
--------------------------------------------------------------------------------------------------------------------------------
                                          (In millions, except debt-to-equity and per share amounts)
Cash and marketable securities                              $  306.6                         $  321.3                $  14.7
Working capital (deficit)                                        2.9                           (50.3)                 (53.2)
Long-term debt and
 capital lease obligations                                     171.5                            160.3                 (11.2)
Shareholders' equity                                           789.5                            857.6                   68.1
Book value per common share                                 $  30.11                         $  32.51                $  2.40
Debt-to-equity                                               18%:82%                          16%:84%                     NA
Debt-to-equity assuming aircraft
 operating leases are capitalized
 at seven times annualized rent                              67%:33%                          65%:35%                     NA
--------------------------------------------------------------------------------------------------------------------------------

The Company's cash and marketable securities portfolio increased by $15 million during the first six months of 1999. Operating activities provided $233 million of cash during this period. Additional cash was provided by the exercise of stock options ($6 million). Cash was used for $216 million of capital expenditures, including the purchase of three new B737-400 aircraft, flight equipment deposits and airframe and engine overhauls, and for $11 million of debt repayment.

Shareholders' equity increased $68 million due to net income of $62 million and issuance of $6 million of common stock under stock plans.

COMMITMENTS At June 30, 1999, the Company had firm orders for 65 aircraft requiring aggregate payments of approximately $1.5 billion, as set forth below.


                                                                  DELIVERY PERIOD - FIRM ORDERS
-----------------------------------------------------------------------------------------------
AIRCRAFT                       1999     2000     2001     2002      2003-05              TOTAL
-----------------------------------------------------------------------------------------------
Boeing 737-700                    6        7       --       --           --                 13
Boeing 737-900                   --       --        5        5           --                 10
de Havilland Dash 8-200           2       --       --       --           --                  2
de Havilland Dash 8-400          --        5       10       --           --                 15
Canadair RJ 700                  --       --       --        4           21                 25
-----------------------------------------------------------------------------------------------
Total                             8       12       15        9           21                 65
===============================================================================================
Payments (Millions)            $217     $286     $314     $216         $439             $1,472
===============================================================================================

YEAR 2000 COMPUTER ISSUE The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company's Y2K project comprises five phases for each affected system: inventory, assessment, remediation, testing and implementation. Inventory and assessment phases were completed for all systems by first quarter 1999. As of June 30, 1999 the Company has completed every phase, through implementation, of 94% of its mission-critical systems, which is consistent with the industry as a whole as reported by the Air Transport Association (ATA). Remediation, testing and implementation of all remaining systems is scheduled to take place during the third and early fourth quarters of 1999. The Company believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not pose significant operational problems. Most of the Company's information technology projects in the last several years have made the affected systems year 2000 compliant. The direct costs of projects solely intended to correct year 2000 problems are currently estimated at less than $2 million. The Company does not track certain costs attributable to year 2000, such as salaries of information technology staff not dedicated entirely to the project. Additional systems currently under review may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues. The Company has received favorable Y2K readiness responses from all of its mission-critical and 95% of its other high-priority vendors and suppliers, and continues to follow up to ensure readiness predictions are being met. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration (FAA) that provide essential aviation industry infrastructure. The Company is working with the ATA and the International Air Transport Association (IATA) to monitor the progress of FAA and airports in making their systems year 2000 compliant. In addition, the Company is independently working with certain rural Alaska airports. There can be no assurance that such third parties on which the Company's business relies will successfully remediate their systems on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. Areas that could be adversely affected include flight operations, maintenance, planning, reservations, sales, accounting and the frequent flyer program.

The Company already has in place certain disaster contingency plans anticipating the potential loss of essential services such as electricity and financial accounting systems. The Company is building its year 2000 contingency planning on these existing plans. The Company is also developing and executing additional contingency plans designed to allow continued operation in the event of failure of key internal and third party systems or products. This planning involves (a) making a list of critical operations processes, (b) assessing the effect of their failure on safety, operations and revenue, (c) quantifying the risk of failure of each, and (d) based on the foregoing, developing a discrete contingency plan for each potential failure. Where applicable, the Company will communicate its plans to airports to maximize coordination with their own contingency planning. The Company expects to complete its contingency planning during the third and fourth quarters of 1999. The foregoing Year 2000 Computer Issue comments include forward-looking statements regarding the performance of the Company. Actual results may differ materially from these projections. Factors that could cause results to differ include the availability of adequate resources to complete the Company's year 2000 plan, the ability to identify and remediate noncompliant systems, and the success of third parties in remediating their year 2000 issues.

PART II.  OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Air Group's annual meeting of stockholders was held on May 18, 1999.
(b) Not applicable.
(c) The 1999 Long-Term Incentive Equity Plan was approved with 22,251,139 votes for, 2,105,280 votes against, and 105,982 votes abstaining. The authorization to increase common stock from 50 million to 100 million shares was approved with 21,532,326 votes for, 2,849,242 votes against, and 80,833 votes abstaining. Three directors were elected with the following results:


                                        Votes Against       Broker
       Director          Votes For       or Withheld       Non-Votes
       --------          ---------       -----------       ---------
    B. I. Mallott        23,857,965        604,436                0
    P. Q. Stonesifer     23,850,245        612,156                0
    R. A. Wien           23,858,022        604,379                0

ITEM 5.  OTHER INFORMATION
ALLIANCES WITH OTHER AIRLINES

Alaska and Horizon have announced a number of new marketing alliances with other airlines that allow reciprocal frequent flyer mileage accrual and redemption privileges and codesharing on certain flights. The purpose of the alliances is to enhance Alaska's and Horizon's revenues by (a) providing our customers more value by offering them more travel destinations and better mileage accrual/redemption opportunities, and (b) gaining access to more connecting traffic from other airlines. The following table shows which of these relationships were existing as of December 31, 1998 (Existing), which are new (New) and which are planned later in 1999 (Planned).


                                                CODESHARING--            CODESHARING--
                                FREQUENT        ALASKA FLIGHT #          OTHER AIRLINE FLIGHT #
                                FLYER           ON FLIGHTS OPERATED      ON FLIGHTS OPERATED
                                AGREEMENT       BY OTHER AIRLINES        BY ALASKA/HORIZON
                                ---------       -----------------        -----------------
MAJOR U.S. OR
INTERNATIONAL AIRLINES
----------------------
American Airlines                 New              Planned                   None
British Airways                   Existing         None                      None
Canadian Airlines                 New              New                       New
Continental Airlines              New              New                       New
KLM                               Existing         None                      Existing
Northwest Airlines                Existing         Existing                  Existing
Qantas                            Existing         None                      New
TWA                               Existing         None                      None
COMMUTER AIRLINES
-----------------
American Eagle                    Existing*        Existing                  None
Era Aviation                      Existing*        Existing                  None
Harbor Airlines                   Existing*        Existing                  None
Trans States Airlines             Existing*        Existing                  None
PenAir                            Existing*        Existing                  None
Reeve Aleutian Airways            Existing*        Existing                  None

* This airline does not have its own frequent flyer program. However, Alaska's Mileage Plan members can accrue and redeem miles on this airline's route system.

EMPLOYEES

In June 1999, a new 42-month contract covering approximately 1,100 aircraft maintenance technicians, technician helpers, janitors and fleet service employees was ratified. The contract establishes enhanced rates of pay, retirement, health and 401(k) benefits. It also provides for a union shop and, in the event the parties cannot reach agreement on a new contract, requires binding arbitration of certain issues including rates of pay. The contract is amendable December 25, 2002.

Alaska and the Association of Flight Attendants are continuing negotiation of a new labor contract covering approximately 1,900 flight attendants. Alaska and the International Association of Machinists (IAM) are continuing negotiation of a new contract (covering approximately 1,000 rampservice and stock clerk employees) with the assistance of a federal mediator. Alaska and the IAM are also continuing negotiation, with the assistance of a federal mediator, of a new contract covering approximately 3,300 clerical, office and passenger service employees.

During the first quarter of 1999, a federal mediator was assigned to assist Horizon and the International Brotherhood of Teamsters in the negotiation of an initial labor contract covering approximately 600 pilots. One week of negotiations occurred in June 1999 and further negotiations are planned for August 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial data schedule.
(b) The following report on Form 8-K was filed during the second quarter of 1999: (1) Agreement to acquire 15 de Havilland Dash 8 Q400 aircraft filed on June 16, 1999


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ALASKA AIR GROUP, INC.
------------------------------------------------
Registrant

Date:  July 28, 1999


/s/ John F. Kelly
------------------------------------------------
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
------------------------------------------------
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)