Form 10-Q
period 1999-09-30
ALASKA AIR GROUP INC
filed 1999-11-04
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999.
OR
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

           Delaware	91-1292054
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

	The registrant has 26,402,917 common shares, par value $1.00, outstanding at September 30, 1999.

PART I. FINANCIAL STATEMENTS
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEET (unaudited)
Alaska Air Group, Inc.

ASSETS
                                                        December 31,              September 30,
(In Millions)                                                    1998                       1999
Current Assets
Cash and cash equivalents                                       $29.4                      $76.8
Marketable securities                                           277.2                      170.1
Receivables - net                                                70.6                       90.5
Inventories and supplies                                         44.1                       54.7
Prepaid expenses and other assets                               107.5                      103.3
Total Current Assets                                            528.8                      495.4

Property and Equipment
Flight equipment                                              1,015.4                    1,255.4
Other property and equipment                                    283.2                      331.2
Deposits for future flight equipment                            164.9                      219.5
                                                              1,463.5                    1,806.1
Less accumulated depreciation and amortization                  417.0                      468.5
                                                              1,046.5                    1,337.6
Capital leases:
Flight and other equipment                                       44.4                       44.4
Less accumulated amortization                                    29.6                       31.2
                                                                 14.8                       13.2
Total Property and Equipment - Net                            1,061.3                    1,350.8

Intangible Assets - Subsidiaries                                 57.5                       56.0

Other Assets                                                     84.2                       75.0

Total Assets                                                 $1,731.8                   $1,977.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                        December 31,              September 30,
(In Millions)                                                    1998                       1999
Current Liabilities
Accounts payable                                                $84.3                     $100.4
Accrued aircraft rent                                            75.5                       72.1
Accrued wages, vacation and payroll taxes                        79.4                       84.6
Other accrued liabilities                                        80.9                      102.3
Air traffic liability                                           178.6                      214.1
Current portion of long-term debt and
  capital lease obligations                                      27.2                       27.1
Total Current Liabilities                                       525.9                      600.6

Long-Term Debt and Capital Lease Obligations                    171.5                      153.9
Other Liabilities and Credits
Deferred income taxes                                            99.2                      153.5
Deferred income                                                  41.5                       38.4
Other liabilities                                               104.2                      117.5
                                                                244.9                      309.4
Shareholders' Equity
Common stock, $1 par value
  Authorized:      100,000,000 shares
  Issued: 1998 -  28,974,107 shares
               1999 -  29,149,275 shares                         29.0                       29.1
  Capital in excess of par value                                473.9                      479.9
  Treasury stock, at cost: 1998 - 2,750,102 shares
               1999 - 2,746,358 shares                          (62.7)                     (62.7)
Deferred compensation                                            (1.3)                      (0.8)
Retained earnings                                               350.6                      467.8
                                                                789.5                      913.3
Total Liabilities and Shareholders' Equity                   $1,731.8                   $1,977.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (unaudited)
Alaska Air Group, Inc.

Three Months Ended September 30
(In Millions except Per share Amounts)             1998                1999
Operating Revenues
Passenger                                         $495.6            $545.2
Freight and mail                                    25.5              24.8
Other - net                                         18.3              19.1
Total Operating Revenues                           539.4             589.1
Operating Expenses
Wages and benefits                                 161.0             172.5
Contracted services                                 14.0              16.6
Aircraft fuel                                       52.5              72.2
Aircraft maintenance                                29.8              37.8
Aircraft rent                                       52.4              51.0
Food and beverage service                           14.2              13.7
Commissions                                         27.2              29.3
Other selling expenses                              25.7              27.5
Depreciation and amortization                       19.0              21.3
Loss (gain) on sale of assets                        0.3               0.7
Landing fees and other rentals                      20.4              23.8
Other                                               33.4              36.4
Total Operating Expenses                           449.9             502.8
Operating Income                                    89.5              86.3
Nonoperating Income (Expense)
Interest income                                      6.3               5.1
Interest expense                                    (4.3)             (3.6)
Interest capitalized                                 1.4               2.8
Other - net                                        (15.5)              0.6
                                                   (12.1)              4.9
Income before income tax                            77.4              91.2
Income tax expense                                  32.0              36.3
Net Income                                         $45.4             $54.9

Basic Earnings Per Share                           $1.73             $2.08
Diluted Earnings Per Share                         $1.72             $2.07
Shares used for computation:
  Basic                                           26.209            26.391
  Diluted                                         26.423            26.527

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (unaudited)
Alaska Air Group, Inc.

Nine Months Ended September 30
(In Millions Except Per Share Amounts)             1998                1999
Operating Revenues
Passenger                                       $1,313.5          $1,448.2
Freight and mail                                    72.0              68.9
Other - net                                         55.2              62.9
Total Operating Revenues                         1,440.7           1,580.0
Operating Expenses
Wages and benefits                                 447.2             487.1
Contracted services                                 41.9              47.5
Aircraft fuel                                      145.5             174.8
Aircraft maintenance                                92.4             105.9
Aircraft rent                                      147.9             152.7
Food and beverage service                           38.3              38.9
Commissions                                         74.5              79.3
Other selling expenses                              70.4              78.2
Depreciation and amortization                       55.1              61.6
Loss on sale of assets                               0.5               0.9
Landing fees and other rentals                      56.7              68.1
Other                                               95.7             104.8
Total Operating Expenses                         1,266.1           1,399.8
Operating Income                                   174.6             180.2
Nonoperating Income (Expense)
Interest income                                     15.5              14.9
Interest expense                                   (17.2)            (11.1)
Interest capitalized                                 4.8               7.3
Other - net                                        (14.3)              3.4
                                                   (11.2)             14.5
Income before income tax                           163.4             194.7
Income tax expense                                  66.0              77.5
Net Income                                         $97.4            $117.2

Basic Earnings Per Share                           $4.34             $4.45
Diluted Earnings Per Share                         $3.79             $4.43
Shares used for computation:
  Basic                                           22.436            26.359
  Diluted                                         26.400            26.484

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
Alaska Air Group, Inc.

                                            Common               Capital in     Treasury   Deferred
                                           Shares       Common    Excess of        Stock    Compen-     Retained
(In Millions)                          Outstanding       Stock    Par Value      at Cost     sation     Earnings     Total
Balances at December 31, 1998               26.224       $29.0        $473.9       $(62.7)     $(1.3)      $350.6    $789.5
Net income for the nine months
  ended September 30, 1999                                                                                  117.2     117.2
Stock issued under stock plans               0.179         0.1           6.0                                            6.1
Employee Stock Ownership Plan
  shares allocated                                                                               0.5                    0.5

Balances at September 30, 1999              26.403       $29.1        $479.9       $(62.7)     $(0.8)      $467.8    $913.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

Nine Months Ended September 30  (In Millions)                            1998             1999
Cash flows from operating activities:
Net income                                                               $97.4           $117.2
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                          55.1             61.6
   Amortization of airframe and engine overhauls                          30.0             37.8
   Loss on sale of assets                                                  0.5              0.9
   Increase in deferred income taxes                                      35.1             54.3
   Increase in accounts receivable                                       (18.1)           (19.9)
   Decrease (increase) in other current assets                             2.3             (6.4)
   Increase in air traffic liability                                      27.4             35.5
   Increase in other current liabilities                                  74.7             39.3
   Other-net                                                              (1.5)             3.6
Net cash provided by operating activities                                302.9            323.9
Cash flows from investing activities:
Proceeds from sale of assets                                               0.6              2.1
Purchases of marketable securities                                      (158.9)           (98.7)
Sales and maturities of marketable securities                             54.1            205.9
Flight equipment deposits returned                                        22.3              8.3
Additions to flight equipment deposits                                  (117.4)          (127.5)
Additions to property and equipment                                     (327.7)          (289.2)
Restricted deposits and other                                             (1.4)             4.4
Net cash used in investing activities                                   (528.4)          (294.7)
Cash flows from financing activities:
Proceeds from sale and leaseback transactions                            344.5             29.7
Long-term debt and capital lease payments                                (35.4)           (17.6)
Proceeds from issuance of common stock                                     6.2              6.1
Net cash provided by financing activities                                315.3             18.2

Net increase in cash and cash equivalents                                 89.8             47.4
Cash and cash equivalents at beginning of period                         102.6             29.4
Cash and cash equivalents at end of period                              $192.4            $76.8
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                                   $14.3             $4.6
  Income taxes                                                            28.1             22.0
Noncash investing and financing activities:
 1998 - $186.0 million of convertible debentures were converted into 7.7 million shares of common stock.
 1999 - None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999
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

Note 2.	Earnings per Share (See Note 9 to Consolidated Financial
Statements at December 31, 1998
Earnings per share (EPS) calculations were as follows (in millions except per share amounts):

                       	Three Months Ended Sep. 30  	Nine Months Ended Sep. 30
                           	  1998           	1999  		    1998           	1999
Basic
Net income	                  $45.4	          $54.9     		$97.4         	$117.2
Avg. shares outstanding    	26.209         	26.391	    	22.436         	26.359
Basic earnings per share	    $1.73          	$2.08	     	$4.34	          $4.45

Diluted
Net income                  	$45.4          	$54.9     		$97.4         	$117.2
After-tax interest on:
6-1/2% debentures	             --             	--        		2.2            	--
6-7/8% debentures	             --             	--	        	0.4	            --
Diluted EPS income	          $45.4          	$54.9    		$100.0         	$117.2
Avg. shares outstanding    	26.209         	26.391    		22.436	         26.359
Assumed conversion of:
6-1/2% debentures              --            	--       		3.399            	--
6-7/8% debentures	             --            	--	        	.342            	--
Assumed exercise of
stock options	                .214           	.136	      	.223           	.125
Diluted EPS shares	         26.423         	26.527    		26.400         	26.484
Diluted earnings per share  	$1.72          	$2.07     		$3.79          	$4.43

Note 3.	Operating Segment Information (See Note 11 to Consolidated
Financial Statements at December 31, 1998)
Operating segment information for Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon) was as follows (in millions):

                     	  Three Months Ended Sep. 30  	Nine Months Ended Sep. 30
                             	1998           	1999	      	1998           	1999
Operating revenues:
	Alaska		                   $446.5	         $476.1   	$1,193.6       	$1,276.6
	Horizon		                    97.7          	117.1      	258.7          	315.1
	Elimination of
	 intercompany revenues      	(4.8)	          (4.1)     	(11.6)         	(11.7)
	Consolidated              		539.4          	589.1    	1,440.7        	1,580.0

Pretax income (loss):
	Alaska                    			66.9           	80.3      	151.7	          171.5
	Horizon	                    	10.4	           10.8       	16.5           	24.0
	Parent company		              0.1            	0.1       	(4.8)          	(0.8)
	Consolidated		               77.4	           91.2       	97.4          	194.7

Total assets at end of period:
	Alaska                 			1,596.2        	1,769.8    	1,596.2	        1,769.8
	Horizon	                   	178.5	          214.1      	178.5          	214.1
	Parent company		            763.1          	913.5      	763.1          	913.5
	Elimination of
	 intercompany accounts	    (771.9) 	       (920.2)    	(771.9)        	(920.2)
	Consolidated		            1,765.9        	1,977.2    	1,765.9        	1,977.2

                               Alaska  Airlines Financial and Statistical Data

                                        Quarter Ended September 30          Nine Months Ended September 30

Financial Data (in millions):          1998        1999   % Change           1998           1999  % Change
Operating Revenues:
Passenger                             $406.2     $435.6        7.2        $1,076.9      $1,157.1       7.4
Freight and mail                        22.7       21.9       (3.5)           63.9          60.6      (5.2)
Other - net                             17.6       18.6        5.7            52.8          58.9      11.6
Total Operating Revenues               446.5      476.1        6.6         1,193.6       1,276.6       7.0

Operating Expenses:
Wages and benefits                     123.3      130.0        5.4           351.1         374.4       6.6
Employee profit sharing                  8.0        7.5       (6.3)           16.0          16.1       0.6
Contracted services                     12.1       14.1       16.5            36.9          40.7      10.3
Aircraft fuel                           44.4       59.5       34.0           123.2         144.2      17.0
Aircraft maintenance                    19.6       23.7       20.9            60.3          69.1      14.6
Aircraft rent                           42.1       40.1       (4.8)          117.7         120.5       2.4
Food and beverage service               13.5       13.1       (3.0)           36.6          37.0       1.1
Commissions                             26.5       26.7        0.8            71.9          73.2       1.8
Other selling expenses                  20.4       21.7        6.4            56.3          61.7       9.6
Depreciation and amortization           15.6       16.9        8.3            46.0          49.3       7.2
Loss on sale of assets                   0.1        0.2        NM              0.3           0.4       NM
Landing fees and other rentals          15.9       18.3       15.1            44.6          51.7      15.9
Other                                   25.7       28.6       11.3            73.3          80.8      10.2
Total Operating Expenses               367.2      400.4        9.0         1,034.2       1,119.1       8.2

Operating Income                        79.3       75.7       (4.5)          159.4         157.5      (1.2)

Interest income                          6.5        5.5                       16.4          16.3
Interest expense                        (4.3)      (3.6)                     (13.5)        (11.1)
Interest capitalized                     1.0        2.2                        3.6           5.8
Other - net                            (15.6)       0.5                      (14.2)          3.0
                                       (12.4)       4.6                       (7.7)         14.0

Income Before Income Tax               $66.9      $80.3       20.0          $151.7        $171.5      13.1

Operating Statistics:
Revenue passengers (000)                3,661      3,813       4.2            9,845        10,324      4.9
RPMs (000,000)                          3,200      3,265       2.0            8,535         8,943      4.8
ASMs (000,000)                          4,639      4,641       0.0           12,603        13,025      3.3
Passenger load factor                   69.0%      70.3%    1.3 pts           67.7%         68.7%   1.0 pts
Breakeven load factor                   57.3%      56.7%   (0.6)pts           58.0%         58.2%   0.2 pts
Yield per passenger mile               12.69c     13.34c       5.1           12.62c        12.94c      2.5
Operating revenue per ASM               9.62c     10.26c       6.6            9.47c         9.80c      3.5
Operating expenses per ASM              7.92c      8.63c       9.0            8.21c         8.59c      4.7
Fuel cost per gallon                    54.2c      72.8c      34.3            55.2c         62.7c     13.4
Fuel gallons (000,000)                  81.9       81.8       (0.1)          223.1         230.1       3.1
Average number of employees             9,015      9,419       4.5            8,669         9,183      5.9
Aircraft utilization (block hours)      11.8       11.7       (0.8)           11.6          11.3      (2.6)
Operating fleet at period-end              85         88       3.5               85            88      3.5

NM = Not Meaningful
c = cents

                                   Horizon Air Financial and Statistical Data

                                        Quarter Ended September 30          Nine Months Ended September 30
                                                                %                                       %
Financial Data (in millions):          1998        1999     Change           1998           1999    Change
Operating Revenues:
Passenger                              $93.5     $112.6       20.4          $246.8        $300.4      21.7
Freight and mail                         2.8        2.9        3.6             8.1           8.2       1.2
Other - net                              1.4        1.6       14.3             3.8           6.5      71.1
Total Operating Revenues                97.7      117.1       19.9           258.7         315.1      21.8

Operating Expenses:
Wages and benefits                      27.6       32.4       17.4            77.0          91.7      19.1
Employee profit sharing                  2.1        2.5       19.0             3.1           4.9      58.1
Contracted services                      2.5        3.2       28.0             6.5           8.7      33.8
Aircraft fuel                            8.1       12.7       56.8            22.3          30.7      37.7
Aircraft maintenance                    10.2       14.1       38.2            32.1          36.8      14.6
Aircraft rent                           10.1       10.9        7.9            30.3          32.3       6.6
Food and beverage service                0.6        0.7       16.7             1.7           1.9      11.8
Commissions                              4.8        5.7       18.8            12.9          15.4      19.4
Other selling expenses                   5.3        5.7        7.5            14.2          16.5      16.2
Depreciation and amortization            3.4        4.3       26.5             8.9          12.2      37.1
Loss on sale of assets                   0.2        0.4        NM              0.1           0.5       NM
Landing fees and other rentals           4.7        5.9       25.5            12.4          16.7      34.7
Other                                    7.9        8.0        1.3            21.1          23.3      10.4
Total Operating Expenses                87.5      106.5       21.7           242.6         291.6      20.2

Operating Income                        10.2       10.6        3.9            16.1          23.5      46.0

Interest expense                        (0.2)      (0.4)                      (1.0)         (1.3)
Interest capitalized                     0.4        0.6                        1.2           1.6
Other - net                              0.0        0.0                        0.2           0.2
                                         0.2        0.2                        0.4           0.5

Income Before Income Tax               $10.4      $10.8        3.8           $16.5         $24.0      45.5

Operating Statistics:
Revenue passengers (000)                1,221      1,358      11.2            3,203         3,741     16.8
RPMs (000,000)                            329        388      18.0              832         1,029     23.7
ASMs (000,000)                            496        583      17.6            1,329         1,633     22.9
Passenger load factor                   66.3%      66.6%    0.3 pts           62.6%         63.0%   0.4 pts
Breakeven load factor                   58.1%      59.4%    1.3 pts           58.0%         57.5%  (0.5)pts
Yield per passenger mile               28.41c     29.01c       2.1           29.66c        29.18c     (1.6)
Operating revenue per ASM              19.68c     20.09c       2.1           19.47c        19.29c     (0.9)
Operating expenses per ASM             17.62c     18.27c       3.7           18.26c        17.85c     (2.2)
Fuel cost per gallon                    56.8c      75.2c      32.4            58.4c         64.7c     10.8
Fuel gallons (000,000)                  14.3       16.8       17.5            38.1          47.4      24.4
Average number of employees             3,132      3,737      19.3            2,940         3,522     19.8
Aircraft utilization (block hours)       8.3        8.3        0.0             7.9           8.1       2.5
Operating fleet at period-end              58         62       6.9               58            62      6.9

NM = Not Meaningful
c = cents

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
Third Quarter 1999 Compared with Third Quarter 1998
The consolidated net income for the third quarter of 1999 was $54.9 million, or $2.07 per share (diluted), compared with a net income of $45.4 million, or $1.72 per share, in 1998. The 1998 third quarter included an after-tax charge of $10.1 million ($0.38 per diluted share) for a litigation settlement. Consolidated operating income for the third quarter of 1999 was $86.3 million compared to $89.5 million for 1998. Financial and statistical data for Alaska and Horizon is shown on pages 10 and 11. A discussion of this data follows.

Alaska Airlines
Revenues
Capacity remained constant as additional flights in the Arizona and Nevada markets were offset by no service to Russia in 1999 and some reductions in flights in the Alaska markets. Traffic grew by 2.0%, resulting in a 1.3 point increase in passenger load factor. The Canada and Nevada markets experienced the largest increases in load factor. Passenger yields were up 5.1%, with virtually all markets showing an increase over last year. New marketing alliances with other airlines, improved yield management techniques and small fare increases have helped improve yields. The higher load factor combined with the higher yield resulted in a 6.6% increase in revenue per available seat mile (ASM). Consequently, passenger revenues increased 7.2%.

Freight and mail revenues decreased 3.5%, due to lower average freight and mail rates. Other-net revenues increased 5.7%, due to increased revenue from travel partners in Alaska's frequent flyer program.

Expenses
Operating expenses grew by 9.0 % as a result of a 9.0% increase in cost per ASM. The increase in cost per ASM was partly due to higher fuel prices in 1999. Without the higher fuel prices, cost per ASM would have increased 5.9%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

  Wages and benefits increased 5.4% due to a 4.5% increase in the number of employees. Employees were added in all areas to service the 4.2% increase in passengers carried.

  Contracted services increased 16% due to greater use of temporary employees (particularly in computer systems development), higher facility repair costs incurred, higher rates for ground handling services and increased navigation fees in Canada and Mexico.

  Fuel expense increased 34%, due to a 34% increase in the price of fuel.

  Maintenance expense increased 21%, exceeding the 2% increase in block hours, due to increased airframe and engine overhaul expense.

  Commission expense increased 1% on a 7% increase in passenger revenue. As a percentage of passenger revenue, commission expense decreased 5%, from 5.9% to 5.6%. In 1999, 67% of ticket sales were made through travel agents, versus 70% in 1998.

  Other selling expenses increased 6%, in line with the 7% increase in passenger revenues.

  Depreciation increased 7%, primarily due to owning six more aircraft in 1999.

  Landing fees and other rentals increased 15%, higher than the 1% increase in landings, due to rate increases at Seattle, Portland and several other airports.

  Other expense increased 11%, primarily due to higher expenditures for employee uniforms, recruiting, computer software, operating supplies, utilities and building repairs.

Horizon Air
Revenues
Capacity grew by 17.6%, primarily due to added flights in the Canada, Montana and California markets. Traffic grew by 18.0%, resulting in a 0.3 point increase in passenger load factor. Passenger yields were up 2.1%, with virtually all major markets showing an increase over last year. The higher yield combined with an essentially constant load factor resulted in a 2.1% increase in revenue per available seat mile (ASM). Consequently, passenger revenues increased 20.4%.

Expenses
Operating expenses grew by 21.7% as a result of an 17.6% increase in capacity and a 3.7% increase in cost per ASM. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

  Wages and benefits increased 17.4% due to a 19.3% increase in the number of employees. Employees were added in all areas to service the 11% increase in passengers carried.

  Contracted services increased 28%, higher than the 18% increase in capacity, due to increased navigation fees in Canada, higher ground handling and security charges and greater use of computer and other consultants.

  Fuel expense increased 57%, due to an 18% increase in fuel consumption combined with a 32% increase in the price of fuel.

  Maintenance expense increased 38%, greater than the 14% increase in block hours flown, primarily due to higher engine repair costs.

  Commission expense increased 19% in line with the 20% increase in passenger revenue.

  Depreciation and amortization expense increased 27%, primarily due to purchase of F-28s in late 1998 and added depreciation on aircraft spare parts and station equipment.

  Landing fees and other rentals increased 26%, higher than the 18% increase in capacity, primarily due to rent on the new Portland operations center and rate increases at Seattle and Portland airports.

Consolidated Nonoperating Income (Expense) The 1998 third quarter included a $16.5 million pretax charge for a litigation settlement. Excluding this charge, net nonoperating items were essentially the same in both periods.

Nine Months 1999 Compared with Nine Months 1998
The consolidated net income for the nine months ended September 30, 1999 was $117.2 million, or $4.43 per share (diluted), compared with net income of $97.4 million, or $3.79 per share in 1998. The 1998 results included an after-tax charge of $10.1 million ($0.38 per diluted share) for a litigation settlement. Consolidated operating income for the first nine months of 1999 was $180.2 million compared to $174.6 million for 1998. A discussion of operating results for the two airlines follows.

Alaska Airlines Operating income decreased 1.2% to $157.5 million, resulting in a 12.3% operating margin as compared to a 13.4% margin in 1998. Operating revenue per ASM increased 3.5% to 9.80 cents while operating expenses per ASM increased 4.7% to 8.59 cents. The increase in revenue per ASM was due to a 2.5% increase in system passenger yield combined with a 1.0 point increase in load factor.

Unit costs increased 4.7% due to higher fuel prices, increased maintenance costs, lower aircraft utilization and higher wages and benefits.

Horizon Air Operating income increased 46.0% to $23.5 million, resulting in a 7.5% operating margin as compared to a 6.2% margin in 1998. Operating revenue per ASM decreased 0.9% to 19.29 cents, while operating expenses per ASM decreased 2.2% to 17.85 cents. The decrease in revenue per ASM was due to a 1.6% decrease in system passenger yield combined with a 0.4 point increase in load factor. The impact of higher fuel prices was more than offset by lower unit costs for aircraft rent, maintenance and wages, resulting in a 2.2% decrease in overall unit costs.

Consolidated Nonoperating Income (Expense) Net nonoperating items improved $25.7 million over 1998 due to a $16.5 million litigation settlement charge during 1998 and lower interest expense in 1999.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

                             	   Dec. 31, 1998  	Sep. 30, 1999     	Change
	(In millions, except debt-to-equity and per share amounts)
Cash and marketable securities	         $306.6     	    $246.9  	  $(59.7)
Working capital (deficit)		                2.9	       	 (105.2)  		(108.1)
Long-term debt and
 capital lease obligations             		171.5         		153.9    		(17.6)
Shareholders' equity		                   789.5	         	913.3    		123.8
Book value per common share	           $	30.11        	$	34.59    	$	4.48
Debt-to-equity	                        18%:82%        	14%:86%        	NA
Debt-to-equity assuming aircraft
 operating leases are capitalized
 at seven times annualized rent       	67%:33%	        63%:37%        	NA

The Company's cash and marketable securities portfolio decreased by $60 million during the first nine months of 1999. Operating activities provided $324 million of cash during this period. Additional cash was provided by the sale and leaseback of three Dash 8-200 aircraft ($30 million), flight equipment deposits returned ($8 million) and the exercise of stock options ($6 million). Cash was used for $417 million of capital expenditures, including the purchase of five new Boeing 737 aircraft, two formerly leased Boeing 737s, three new Dash 8-200 aircraft, flight equipment deposits and airframe and engine overhauls, and for $18 million of debt repayment.

Shareholders' equity increased $124 million due to net income of $117 million and issuance of $6 million of common stock under stock plans.

Commitments At September 30, 1999, the Company had firm orders for 65 aircraft requiring aggregate payments of approximately $1.4 billion, as set forth below.

                                    	Delivery Period - Firm Orders
Aircraft	            1999  	2000  	2001  	2002  	2003-05   		Total
Boeing 737-700         	4     	7     	4    	--     	--        		15
Boeing 737-900	        --    	--     	5     	5     	--        		10
de Havilland
  Dash 8-400          	--     	5    	10    	--     	--	        	15
Canadair RJ 700       	--    	--    	--     	4     	21        		25
Total	                  4	    12	    19     	9     	21		        65
Payments (Millions)  	$85  	$321  	$363  	$203	   $439    		$1,411

Year 2000 Computer Issue The Company uses a significant number of computer software programs and embedded operating systems that were not originally designed to process dates beyond 1999. The Company has implemented a project to ensure that the Company's systems will function properly in the year 2000 and thereafter. The Company's Y2K project comprises five phases for each affected system: inventory, assessment, remediation, testing and implementation. Inventory and assessment phases were completed for all systems by first quarter 1999. As of September 30, 1999 the Company has completed every phase, through implementation, of 98% of its mission-critical systems, which is consistent with the industry as a whole as reported by the Air Transport Association (ATA). Remediation, testing and implementation of any remaining systems is scheduled to take place during the fourth quarter of 1999. The Company believes that, with modifications to its existing software and systems and/or conversions to new software, the year 2000 issue will not pose significant operational problems. Most of the Company's information technology projects in the last several years have made the affected systems year 2000 compliant. The direct costs of projects solely intended to correct year 2000 problems are currently estimated at less than $2 million. The Company does not track certain costs attributable to year 2000, such as salaries of information technology staff not dedicated entirely to the project. Additional systems currently under review may require further resources. The Company does not expect any cost increases to have a material effect on its results of operations.

The Company is also in contact with its significant suppliers and vendors with which its systems interface and exchange data or upon which its business depends. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues. The Company has received favorable Y2K readiness responses from all of its mission-critical and 95% of its other high-priority vendors and suppliers, and continues to follow up to ensure readiness predictions are being met. The Company's business is also dependent upon certain governmental organizations or entities such as the Federal Aviation Administration (FAA) that provide essential aviation industry infrastructure. The Company is working with the ATA and the International Air Transport Association (IATA) to monitor the progress of FAA and airports in making their systems year 2000 compliant. In addition, the Company is independently working with certain rural Alaska airports. There can be no assurance that such third parties on which the Company's business relies will successfully remediate their systems on a timely basis. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by other parties to operate properly beyond 1999. Areas that could be adversely affected include flight operations, maintenance, planning, reservations, sales, facilities equipment, finance, accounting and the frequent flyer program.

The Company already has in place certain disaster contingency plans anticipating the potential loss of essential services such as electricity and financial accounting systems. The Company is building its year 2000 contingency planning on these existing plans. The Company is also developing and executing additional contingency plans designed to allow continued operation in the event of failure of key internal and third party systems or products. This planning involves (a) making a list of critical operations processes, (b) assessing the effect of their failure on safety, operations and financial stability, (c) quantifying the risk of failure of each, and (d) based on the foregoing, developing a discrete contingency plan for each potential failure. Where applicable, the Company will communicate its plans to airports to maximize coordination with their own contingency planning. The Company has completed steps (a) to (c) and expects to complete its contingency planning during the fourth quarter of 1999. The foregoing Year 2000 Computer Issue comments include forward-looking statements regarding the performance of the Company. Actual results may differ materially from these projections. Factors that could cause results to differ include the availability of adequate resources to complete the Company's year 2000 plan, the ability to identify and remediate noncompliant systems, and the success of third parties in remediating their year 2000 issues.


PART II.  OTHER INFORMATION
ITEM 5.  Other Information
Alliances with Other Airlines
Alaska and Horizon have announced a number of new marketing alliances with other airlines that allow reciprocal frequent flyer mileage accrual and redemption privileges and codesharing on certain flights. The purpose of the alliances is to enhance Alaska's and Horizon's revenues by (a) providing our customers more value by offering them more travel destinations and better mileage accrual/redemption opportunities, and (b) gaining access to more connecting traffic from other airlines. The following table shows which of these relationships were existing as of December 31, 1998 and which are new in 1999.

                                  			Codesharing--	        Codesharing--
                      		Frequent    	Alaska Flight #      	Other Airline Flight #
                      		Flyer       	on Flights Operated  	On Flights Operated
                      		Agreement   	by Other Airlines   	 by Alaska/Horizon
Major U.S. or
International Airlines
American Airlines       	New              	New                	None
British Airways         	Existing         	None	               None
Canadian Airlines	       New              	New	                New
Continental Airlines    	New              	New	                New
KLM		                    Existing         	None               	Existing
Northwest Airlines	      Existing	         Existing           	Existing
Qantas	                  Existing	         None	               New
TWA		                    Existing         	None               	None
Commuter Airlines
American Eagle          	Existing*        	Existing	           None
Era Aviation	            Existing*        	Existing           	None
Harbor Airlines	         Existing*        	Existing           	None
Trans States Airlines	   Existing*	        Existing           	None
PenAir	                  Existing*	        Existing           	None
Reeve Aleutian Airways	  Existing*	        Existing           	None

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

In October 1999, a new four-year contract covering approximately 2,000 flight attendants was ratified. The contract calls for increases in wage rates, improvements in benefits, work rule changes and scheduling flexibility provisions. The contract is amendable in October, 2003.


In October 1999, a new three-year contract covering approximately 3,300 clerical, office and passenger service employees was ratified. The contract calls for increases in wage rates and improvements in benefits, including a matching component to the 401(k) plan. The contract is amendable October 29, 2002.

Alaska and the International Association of Machinists (IAM) are continuing negotiation of a new contract (covering approximately 1,000 rampservice and stock clerk employees) with the assistance of a federal mediator.

During the first quarter of 1999, a federal mediator was assigned to assist Horizon and the International Brotherhood of Teamsters in the negotiation of an initial labor contract covering approximately 600 pilots.
Negotiations have taken place since then and further negotiations are planned for the fourth quarter of 1999.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Exhibit 27 - Financial data schedule.
(b)  	No reports on Form 8-K were filed during the third quarter of 1999:


Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  November 2, 1999


/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Harry G. Lehr
Harry G. Lehr
Senior Vice President/Finance
(Principal Financial Officer)