Form 10-K405
period 1999-12-31
ALASKA AIR GROUP INC
filed 2000-02-25
CIK 766421

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                                 FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1999
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from  . . . . . . . .  to  . . . . . . . .

Commission File Number 1-8957
                           ALASKA AIR GROUP, INC.
           (Exact name of registrant as specified in its charter)

            DELAWARE                                     91-1292054
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            19300 Pacific Highway South, Seattle, Washington 98188
                   (Address of Principal Executive Offices)
      Registrant's telephone number, including area code: (206) 431-7040

Securities registered pursuant to Section 12(b) of the Act:

                   Title of Each Class                       Name of Each Exchange on Which Registered
---------------------------------------------------------    -----------------------------------------
Common Stock, $1.00 Par Value                                New York Stock Exchange
Rights to Purchase Series A Participating Preferred Stock    New York Stock Exchange

     As of December 31, 1999, common shares outstanding totaled 26,410,804. The aggregate market value of the common shares of Alaska Air Group, Inc. held by nonaffiliates, 26,359,795 shares, was approximately $926 million (based on the closing price of these shares, $35.125, on the New York Stock Exchange on such date).

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                                             ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

      Title of Document                  Part Hereof Into Which Document to be Incorporated
--------------------------------------   --------------------------------------------------
Definitive Proxy Statement Relating to                      Part III
2000 Annual Meeting of Shareholders

Exhibit Index begins on page 35.

                                     PART I

ITEM 1.  BUSINESS
GENERAL INFORMATION
Alaska Air Group, Inc. (Air Group or the Company) is a holding company that was incorporated in Delaware in 1985. Its two principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Both subsidiaries operate as airlines, although their business plans, competition and economic risks differ substantially. Alaska is a major airline, operates an all jet fleet, and its average passenger trip length is 865 miles. Horizon is a regional airline, operates jet and turboprop aircraft, and its average passenger trip is 277 miles. Individual financial information for Alaska and Horizon is reported in Note 11 to Consolidated Financial Statements. Air Group's executive offices are located at 19300 Pacific Highway South, Seattle, Washington 98188. The business of the Company is somewhat seasonal. Quarterly operating income tends to peak during the third quarter.

ALASKA
Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. Alaska serves 35 cities in six states (Alaska, Washington, Oregon, California, Nevada and Arizona), one city in Canada and six cities in Mexico. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 1999, Alaska carried
13.6 million passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 23% of Alaska's 1999 revenue passenger miles, West Coast traffic (including Vancouver, Canada) accounted for 68% and the Mexico markets 9%. Based on passenger enplanements, Alaska's leading airports are Seattle, Portland, Los Angeles and Anchorage. Based on revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles and Seattle-San Diego. At December 31, 1999, Alaska's operating fleet consisted of 89 jet aircraft.

HORIZON
Horizon, a Washington corporation, began service in 1981 and was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves 35 cities in five states (Washington, Oregon, Montana, Idaho, and California) and five cities in Canada. In 1999, Horizon carried 5.0 million passengers. Based on passenger enplanements, Horizon's leading airports are Seattle, Portland, Boise and Spokane. Based on revenues, its leading nonstop routes are Seattle-Portland, Seattle-Vancouver and Seattle-Spokane. At December 31, 1999, Horizon's operating fleet consisted of 22 jet and 40 turboprop aircraft, with the jets providing 64% of the 1999 capacity. Horizon flights are listed under the Alaska Airlines designator code in airline computer reservation systems.

Alaska and Horizon integrate their flight schedules to provide the best possible service between any two points served by their systems. In 1999, 25% of Horizon's passengers connected to Alaska. Both airlines distinguish themselves from competitors by providing a higher level of customer service. The airlines' excellent service in the form of advance seat assignments, attention to customer needs, high-quality food and beverage service, well-maintained aircraft, a first class section aboard Alaska aircraft and other amenities is regularly recognized by independent studies and surveys of air travelers.

ALLIANCES WITH OTHER AIRLINES
Alaska and Horizon have marketing alliances with other airlines that allow reciprocal frequent flyer mileage accrual and redemption privileges and codesharing on certain flights as set forth below. The purpose of the alliances is to enhance Alaska's and Horizon's revenues by (a) providing our customers more value by offering them more travel destinations and better mileage accrual/redemption opportunities, (b) gaining access to more connecting traffic from other airlines, and (c) providing members of alliance partners' frequent flyer programs an opportunity to travel on Alaska and Horizon while earning mileage credit in the alliance partners' program.

                                                   CODESHARING--             CODESHARING--
                                 FREQUENT          ALASKA FLIGHT #           OTHER AIRLINE FLIGHT #
                                 FLYER             ON FLIGHTS OPERATED       ON FLIGHTS OPERATED
                                 AGREEMENT         BY OTHER AIRLINES         BY ALASKA/HORIZON
                                 ---------         -------------------       ----------------------
MAJOR U.S. OR
INTERNATIONAL AIRLINES
American Airlines                    Yes                    Yes                       No
British Airways                      Yes                    No                        No
Canadian Airlines                    Yes                    Yes                      Yes
Continental Airlines                 Yes                    Yes                      Yes
KLM                                  Yes                    No                       Yes
Lan Chile                            Yes                    No                       Yes
Northwest Airlines                   Yes                    Yes                      Yes
Qantas                               Yes                    No                       Yes
TWA                                  Yes                    No                        No
COMMUTER AIRLINES
American Eagle                       Yes*                   Yes                       No
Era Aviation                         Yes*                   Yes                       No
Harbor Airlines                      Yes*                   Yes                       No
Trans States Airlines                Yes*                   Yes                       No
PenAir                               Yes*                   Yes                       No
Reeve Aleutian Airways               Yes*                   Yes                       No

* This airline does not have its own frequent flyer program. However, Alaska's Mileage Plan members can accrue and redeem miles on this airline's route system.

BUSINESS RISKS
The Company's operations and financial results are subject to various uncertainties, such as intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions. This report may contain forward-looking statements that are based on the best information currently available to management. The forward-looking statements are intended to be subject to the safe harbor protection provided by
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are indicated by phrases such as "the Company believes", "we anticipate" or any other language indicating a prediction of future events. Whether these statements are ultimately accurate depends on a number of outside factors that the Company cannot predict or control. The following discussion of business risks sets forth the principal foreseeable risks and uncertainties that my materially affect these predictions.

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

FUEL
Fuel costs were 13.3% of the Company's total operating expenses in 1999. Fuel prices, which can be volatile and are largely outside of the Company's control, can have a significant impact on the Company's operating results. Currently, a one cent change in the fuel price per gallon affects annual fuel costs by approximately $3.7 million. The Company believes that operating fuel efficient aircraft is an effective hedge against high fuel prices. The Company has in the past hedged against its exposure to fluctuations in the price of jet fuel, but has not done so in recent years. The Company expects to resume hedging in 2000.

UNIONIZED LABOR FORCE
Labor costs were 35% of the Company's total operating expenses in 1999. Wage rates can have a significant impact on the Company's operating results. At December 31, 1999, labor unions represented 86% of Alaska's and 44% of Horizon's employees. The air transportation industry is regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions. The Company cannot predict the outcome of union contract negotiations nor control the variety of actions (e.g. work stoppage or slowdown) unions might take to try to influence those negotiations.

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

OTHER INFORMATION
FREQUENT FLYER PROGRAM
All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska's Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines, and by using the services of non-airline partners, which include a credit card partner, telephone companies, hotels and car rental agencies. Alaska is paid by non-airline partners for the miles it credits to member accounts. With advance notice, Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits and award levels.

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection Over 70% of the flight awards selected are subject to blackout dates and capacity-controlled seating. Alaska's miles do not expire. As of the year-end 1998 and 1999, Alaska estimated that 1,101,000 and 1,129,000 round trip flight awards were eligible for redemption by Mileage Plan members who have mileage credits exceeding the 20,000 mile free round trip domestic ticket award threshold. Of these eligible awards, Alaska estimated that 812,000 and 921,000, respectively, would ultimately be redeemed. For the years 1997, 1998 and 1999, approximately 185,000, 191,000 and 226,000 round trip flight awards were redeemed and flown on Alaska and Horizon. These awards represent approximately 3.2% for 1997, 3.1% for 1998, and 3.7% for 1999, of the total passenger miles flown for each period.

Alaska maintains a liability for its Mileage Plan obligation that is based on its total miles outstanding, less an estimate for miles that will never be redeemed. The net miles outstanding are allocated between those credited for travel on Alaska, Horizon or other airline partners and those credited for using the services of non-airline partners. Miles credited for travel on Alaska, Horizon or other airline partners are accrued at Alaska's incremental cost of providing the air travel. The incremental cost includes the cost of meals, fuel, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. A portion of the proceeds received from non-airline partners is also deferred. At December 31, 1998 and 1999, the total liability for miles outstanding and for estimated payments to partner airlines was $28.0 million and $40.0 million, respectively.

EMPLOYEES
Alaska had 10,040 active full-time and part-time employees at December 31, 1999. Alaska's union contracts at December 31, 1999 were as follows:

-----------------------------------------------------------------------------------------------
                                                          NUMBER OF
       UNION                   EMPLOYEE GROUP             EMPLOYEES            CONTRACT STATUS
-----------------------------------------------------------------------------------------------
Air Line Pilots                Pilots                        1,214            Amendable 4/30/03
Association International
-----------------------------------------------------------------------------------------------

Association of                 Flight attendants             1,814           Amendable 10/29/03
Flight Attendants
-----------------------------------------------------------------------------------------------

International                  Rampservice                   1,100            Amendable 1/10/04
Association of                 and stock clerks
Machinists and
Aerospace Workers
                               Clerical, office and          3,228           Amendable 10/29/02
                               passenger service
-----------------------------------------------------------------------------------------------

Aircraft Mechanics             Mechanics, inspectors         1,130           Amendable 12/25/02
Fraternal Association          and cleaners
-----------------------------------------------------------------------------------------------

Mexico Workers                 Mexico airport                   81             Amendable 4/1/00
Association                    personnel
of Air Transport
-----------------------------------------------------------------------------------------------

Transport Workers              Dispatchers                      18             Amendable 2/9/02
Union of America
-----------------------------------------------------------------------------------------------


Horizon had 4,139 active full and part-time employees at December 31, 1999. Horizon's union contracts at December 31, 1999 were as follows:

------------------------------------------------------------------------------------------------
                                                          NUMBER OF
       UNION                   EMPLOYEE GROUP             EMPLOYEES            CONTRACT STATUS
------------------------------------------------------------------------------------------------
International Brotherhood      Pilots                          693            Initial contract
of Teamsters                                                                    In negotiation
------------------------------------------------------------------------------------------------

Association of                 Flight attendants               413           Amendable 1/28/03
Flight Attendants
------------------------------------------------------------------------------------------------
Transport Workers              Mechanics and                   567           Amendable 5/18/01
Union of America               related classifications

                               Dispatchers                      25           Amendable 5/10/02
------------------------------------------------------------------------------------------------

National Automobile,           Station personnel               110           Amendable 1/17/01
Aerospace, Transportation      in Vancouver and
and General Workers            Victoria, BC, Canada
------------------------------------------------------------------------------------------------

During the first quarter of 1999, a federal mediator was assigned to assist Horizon and the International Brotherhood of Teamsters in the negotiation of an initial labor contract covering pilots. Negotiations have taken place since then and further negotiations are planned for the first quarter of 2000.

ITEM 2.  PROPERTIES
AIRCRAFT
The following table describes the aircraft operated and their average age at December 31, 1999.

---------------------------------------------------------------------------------
                          PASSENGER                                   AVERAGE AGE
AIRCRAFT TYPE             CAPACITY      OWNED     LEASED     TOTAL      IN YEARS
---------------------------------------------------------------------------------
ALASKA AIRLINES
Boeing 737-200C                111          7          1         8         19.4
Boeing 737-400                 138          9         31        40          4.7
Boeing 737-700                 120          6         --         6          0.2
McDonnell Douglas MD-80        140         16         19        35          9.6
---------------------------------------------------------------------------------
                                           38         51        89          7.6
---------------------------------------------------------------------------------
HORIZON AIR
de Havilland Dash 8             37         --         40        40          4.3
Fokker F-28                     69          9         13        22         16.0
---------------------------------------------------------------------------------
                                            9         53        62          8.5
---------------------------------------------------------------------------------

Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," discusses future orders and options for additional aircraft.

Nineteen of the 38 aircraft owned by Alaska as of December 31, 1999 are subject to liens securing long-term debt. Alaska's leased B737-200C, B737-400 and MD-80 aircraft have lease expiration dates in 2000, between 2002 and 2016, and between 2000 and 2013, respectively. Horizon's leased de Havilland Dash 8 and Fokker F-28 aircraft have expiration dates between 2000 and 2014 and 2000 and 2002, respectively. Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Notes to Consolidated Financial Statements.

At December 31, 1999, all of Alaska's aircraft meet the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990. However, special noise ordinances restrict the timing of flights operated by Alaska and other airlines at Burbank, Orange County, San Diego and San Jose. In addition, Orange County restricts the type of aircraft and number of flights.

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

Horizon owns its Seattle corporate headquarters building. It leases an operations, training and aircraft maintenance facility in Portland, and a maintenance facility in Boise.

ITEM 3.  LEGAL PROCEEDINGS
In December 1998, search warrants and a grand jury subpoena (for the U.S. District Court for the Northern District of California) were served on Alaska. In addition, the Federal Aviation Administration (FAA) issued a letter of investigation to Alaska relating to maintenance performed on an MD-80 aircraft. In April 1999, the FAA issued a notice of proposed civil penalty for $44,000. In July 1999, Alaska responded informally to the notice and the FAA has not taken any further action. In November 1999, the grand jury issued a second subpoena on Alaska. To the Company's knowledge, no charges have been filed as a result of the grand jury investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Alaska Air Group, Inc., their positions and their respective ages (as of March 1, 2000) are as follows:

    NAME                       POSITION                             AGE     OFFICER SINCE
------------------    -----------------------------------------    -----    -------------
John F. Kelly         Chairman, President and Chief                  55         1981
                      Executive Officer of Alaska
                      Air Group, Inc.; Chairman and
                      and CEO of Alaska Airlines, Inc.;
                      Chairman of Horizon Air Industries, Inc.

Bradley D. Tilden     Vice President/Finance                         39         1999
                      and Chief Financial Officer
                      of Alaska Air Group, Inc.
                      and Alaska Airlines, Inc.

Keith Loveless        Vice President/Legal and Corporate Affairs,    43         1996
                      General Counsel and Corporate Secretary
                      of Alaska Air Group, Inc.
                      and Alaska Airlines, Inc.
-----------------------------------------------------------------------------------------

Mr. Kelly has been employed as an officer of Air Group or its subsidiary, Alaska Airlines, for more than five years. Mr. Tilden joined Alaska Airlines in 1991, has been controller of Alaska Airlines and Alaska Air Group since 1994 and became CFO in February 2000, upon the retirement of Harry G. Lehr. Mr. Loveless joined Alaska Airlines in 1986, has been associate general counsel of Alaska Airlines since 1993, corporate secretary since 1996 and has been vice president/legal and general counsel since September 1999.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

As of December 31, 1999, there were 26,410,804 shares of common stock issued and outstanding and 4,450 shareholders of record. The Company also held 2,746,304 treasury shares at a cost of $62.7 million. The Company has not paid dividends on the common stock since 1992. Air Group's common stock is listed on the New York Stock Exchange (symbol: ALK).

The following table shows the trading range of Alaska Air Group common stock on the New York Stock Exchange for 1998 and 1999.

--------------------------------------------------------------------------
                                  1998                        1999
                           --------------------        -------------------
                             High        Low             HIGH        LOW
                           --------    --------        --------    -------
      First Quarter        61          38-1/4          54-11/16    42-5/8
      Second Quarter       62-9/16     43-3/8          51-15/16    38-1/16
      Third Quarter        61-3/16     32-1/16         46-5/8      38
      Fourth Quarter       45-11/16    26              43-3/4      33-1/8
--------------------------------------------------------------------------

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

-----------------------------------------------------------------------------------------------------------------------------------
                                                          1995           1996            1997           1998            1999
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL DATA:
YEAR ENDED DECEMBER 31 (IN MILLIONS,
  EXCEPT PER SHARE AMOUNTS):
Operating Revenues                                    $1,417.5       $1,592.2        $1,739.4       $1,897.7        $2,082.0
Operating Expenses                                     1,341.8        1,503.2         1,600.4        1,686.7         1,882.1
Operating Income                                          75.7           89.0           139.0          211.0           199.9
Nonoperating expense, net (a)                            (41.7)         (24.7)          (15.4)          (6.6)           20.8
Income before income tax                                  34.0           64.3           123.6          204.4           220.7
Net Income                                               $17.3          $38.0           $72.4         $124.4          $134.2

Average shares outstanding                              13.485         14.241          14.785         23.388          26.372
Basic earnings per share                                 $1.28          $2.67           $4.90          $5.32           $5.09
Diluted earnings per share                                1.26           2.05            3.53           4.81            5.06
-----------------------------------------------------------------------------------------------------------------------------------
AT END OF PERIOD (IN MILLIONS, EXCEPT
   RATIO):
Total assets                                          $1,313.4       $1,311.4        $1,533.1       $1,731.8        $2,180.1
Long-term debt and capital lease                         522.4          404.1           401.4          171.5           337.0
  obligations
Shareholders' equity                                     212.5          272.5           475.3          789.5           930.7
Ratio of earnings to fixed charges                        1.28           1.57            2.10           2.93            3.14
-----------------------------------------------------------------------------------------------------------------------------------
ALASKA AIRLINES OPERATING DATA:
Revenue passengers (000)                                10,140         11,805          12,284         13,056          13,620
Revenue passenger miles (RPM) (000,000)                  8,584          9,831          10,386         11,283          11,777
Available seat miles (ASM) (000,000)                    13,885         14,904          15,436         16,807          17,341
Revenue passenger load factor                             61.8%          66.0%           67.3%          67.1%           67.9%
Yield per passenger mile                                 11.59CENTS     11.67CENTS      12.49CENTS     12.50CENTS      12.90CENTS
Operating revenues per ASM                                8.23CENTS      8.70CENTS       9.38CENTS      9.32CENTS       9.69CENTS
Operating expenses per ASM                                7.71CENTS      8.10CENTS       8.51CENTS      8.17CENTS       8.68CENTS
Average full-time equivalent employees                   6,993          7,652           8,236          8,704           9,183
-----------------------------------------------------------------------------------------------------------------------------------
HORIZON AIR OPERATING DATA:
Revenue passengers (000)                                 3,796          3,753           3,686          4,389           4,984
Revenue passenger miles (RPM) (000,000)                    841            867             889          1,143           1,379
Available seat miles (ASM) (000,000)                     1,414          1,462           1,446          1,815           2,194
Revenue passenger load factor                             59.5%          59.3%           61.5%         63.0%           62.9%
Yield per passenger mile                                 31.48CENTS     33.14CENTS      32.56CENTS     29.01CENTS     28.77CENTS
Operating revenues per ASM                               19.77CENTS     20.61CENTS      21.00CENTS     19.16CENTS     18.96CENTS
Operating expenses per ASM                               19.47CENTS     20.60CENTS      20.60CENTS     18.16CENTS     17.83CENTS
Average full-time equivalent employees                   2,864          2,891           2,756          3,019           3,603
-----------------------------------------------------------------------------------------------------------------------------------

(a) Includes capitalized interest of $0.2 million, $1.0 million, $5.3 million, $6.6 million and $10.2 million for 1995, 1996, 1997, 1998, and 1999, respectively.

                                 ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA

                                          Quarter Ended December 31                             Year Ended December 31
                                   ----------------------------------------           -------------------------------------------
                                                                       %                                                 %
FINANCIAL DATA (IN MILLIONS):         1998           1999            CHANGE                 1998           1999        CHANGE
Operating Revenues:
Passenger                            $333.5         $362.5              8.7              $1,410.4       $1,519.6          7.7
Freight and mail                       19.8           19.4             (2.0)                 83.7           80.0         (4.4)
Other - net                            19.4           22.3             14.9                  72.2           81.2         12.5
                                   -----------------------                            --------------------------
Total Operating Revenues              372.7          404.2              8.5               1,566.3        1,680.8          7.3
                                   -----------------------                            --------------------------

Operating Expenses:
Wages and benefits                    115.0          131.1             14.0                 466.1          505.5          8.5
Employee profit sharing                 3.7            2.3            (37.8)                 19.7           18.4         (6.6)
Contracted services                    11.8           14.9             26.3                  48.7           55.6         14.2
Aircraft fuel                          39.1           61.0             56.0                 162.3          205.2         26.4
Aircraft maintenance                   17.2           26.9             56.4                  77.6           96.0         23.7
Aircraft rent                          41.2           36.7            (10.9)                158.9          157.2         (1.1)
Food and beverage service              12.5           12.1             (3.2)                 49.1           49.1          0.0
Commissions                            22.5           17.8            (20.9)                 94.4           91.0         (3.6)
Other selling expenses                 18.9           20.5              8.5                  75.2           82.2          9.3
Depreciation and amortization          15.9           18.7             17.6                  61.9           67.9          9.7
Loss on sale of assets                  0.6            0.0               NM                   1.0            0.4           NM
Landing fees and other rentals         14.8           14.8              0.0                  59.4           66.5         12.0
Other                                  24.9           28.6             14.9                  98.0          109.5         11.7
                                   -----------------------                            --------------------------
Total Operating Expenses              338.1          385.4             14.0               1,372.3        1,504.5          9.6
                                   -----------------------                            --------------------------

Operating Income                       34.6           18.8            (45.7)                194.0          176.3         (9.1)
                                   -----------------------                            --------------------------

Interest income                         6.8            5.4                                   23.2           21.7
Interest expense                       (4.0)          (5.2)                                 (17.4)         (16.3)
Interest capitalized                    1.5            2.5                                    5.1            8.3
Other - net                            (0.1)           3.4                                  (14.4)           6.4
                                   -----------------------                            --------------------------
                                        4.2            6.1                                   (3.5)          20.1
                                   -----------------------                            --------------------------

Income Before Income Tax              $38.8          $24.9            (35.8)               $190.5         $196.4          3.1
                                   =======================                            ==========================

OPERATING STATISTICS:
Revenue passengers (000)              3,211          3,296              2.6                13,056         13,620          4.3
RPMs (000,000)                        2,749          2,834              3.1                11,283         11,777          4.4
ASMs (000,000)                        4,204          4,316              2.7                16,807         17,341          3.2
Passenger load factor                  65.4%          65.7%             0.3 pts              67.1%          67.9%         0.8 pts
Breakeven load factor                  58.0%          61.7%             3.7 pts              58.0%          59.1%         1.1 pts
Yield per passenger mile              12.13CENTS     12.79CENTS         5.4                 12.50CENTS     12.90CENTS     3.2
Operating revenue per ASM              8.87CENTS      9.36CENTS         5.6                  9.32CENTS      9.69CENTS     4.0
Operating expenses per ASM             8.04CENTS      8.93CENTS        11.0                  8.17CENTS      8.68CENTS     6.3
Fuel cost per gallon                   52.6CENTS      80.4CENTS        52.8                  54.6CENTS      67.1CENTS    22.9
Fuel gallons (000,000)                 74.3           75.9              2.2                 297.4          306.0          2.9
Average number of employees           8,787          9,182              4.5                 8,704          9,183          5.5
Aircraft utilization (block hours)     11.2           10.9             (2.7)                 11.5           11.2         (2.6)
Operating fleet at period-end            84             89              6.0                    84             89          6.0
NM = Not Meaningful

                                     HORIZON AIR FINANCIAL AND STATISTICAL DATA

                                      Quarter Ended December 31                                Year Ended December 31
                                  -----------------------------------               ---------------------------------------------
                                                                    %                                              %
FINANCIAL DATA (IN MILLIONS):         1998             1999       Change                 1998         1999             Change
Operating Revenues:
Passenger                            $84.9            $96.4           13.5                 $331.7         $396.7         19.6
Freight and mail                       2.7              2.9            7.4                   10.7           11.2          4.7
Other - net                            1.5              1.5            0.0                    5.4            8.0         48.1
                                  -------------------------                                ---------------------
Total Operating Revenues              89.1            100.8           13.1                  347.8          415.9         19.6
                                  -------------------------                                ---------------------

OPERATING EXPENSES:
Wages and benefits                    28.1             32.6           16.0                  105.1         124.3          18.3
Employee profit sharing                0.4             (0.4)        (200.0)                   3.5            4.4         25.7
Contracted services                    2.5              3.1           24.0                    9.0           11.8         31.1
Aircraft fuel                          8.0             14.0           75.0                   30.2           44.6         47.7
Aircraft maintenance                  11.3             11.9            5.3                   43.3           48.7         12.5
Aircraft rent                         10.2             10.5            2.9                   40.6           42.8          5.4
Food and beverage service              0.7              0.7           (0.0)                   2.5            2.6          4.0
Commissions                            4.3              4.1           (4.7)                  17.3           19.4         12.1
Other selling expenses                 5.5              5.4           (1.8)                  19.6           22.0         12.2
Depreciation and amortization          4.1              4.4            7.3                   12.9           16.7         29.5
Loss (gain) on sale of assets         (0.1)             0.0             NM                    0.0            0.5           NM
Landing fees and other rentals         4.7              5.6           19.1                   17.2           22.2         29.1
Other                                  7.3              7.7            5.5                   28.4           31.1          9.5
                                  -------------------------                                ---------------------
Total Operating Expenses              87.0             99.6           14.5                  329.6          391.1         18.7
                                  -------------------------                                ---------------------

Operating Income                       2.1              1.2          (42.9)                  18.2           24.8         36.3
                                  -------------------------                                ---------------------

Interest expense                      (0.1)            (0.2)                                 (1.0)          (1.5)
Interest capitalized                   0.3              0.3                                   1.5            1.9
Other - net                            0.1              0.2                                   0.2            0.3
                                  -------------------------                                ---------------------
                                       0.3              0.3                                   0.7            0.7
                                  -------------------------                                ---------------------

Income Before Income Tax              $2.4             $1.5          (37.5)                 $18.9          $25.5         34.9
                                  =========================                                =====================

Operating Statistics:
Revenue passengers (000)             1,186            1,243            4.8                  4,389          4,984         13.6
RPMs (000,000)                         311              350           12.3                  1,143          1,379         20.6
ASMs (000,000)                         486              560           15.3                  1,815          2,194         20.9
Passenger load factor                 64.0%            62.4%          (1.6)pts               63.0%          62.9%        (0.1)pts
Breakeven load factor                 62.2%            61.3%          (0.9)pts               59.1%          58.4%        (0.7)pts
Yield per passenger mile             27.28CENTS       27.57CENTS       1.0                  29.01CENTS     28.77CENTS    (0.8)
Operating revenue per ASM            18.32CENTS       17.99CENTS      (1.8)                 19.16CENTS     18.96CENTS    (1.1)
Operating expenses per ASM           17.89CENTS       17.77CENTS      (0.7)                 18.16CENTS     17.83CENTS    (1.8)
Fuel cost per gallon                  55.6CENTS        84.6CENTS      52.1                   57.7CENTS      69.9CENTS    21.2
Fuel gallons (000,000)                14.4             16.5           14.6                   52.5           63.9         21.7
Average number of employees          3,257            3,846           18.1                  3,019          3,603         19.3
Aircraft utilization (block hours)     7.8              8.1            3.8                    7.9            8.1          2.5
Operating fleet at period-end           60               62            3.3                     60             62          3.3
NM = Not Meaningful

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

For most airlines, labor and fuel account for almost half of operating expenses. The strong economy has increased employee turnover and put upward pressure on labor costs. Fuel prices have been volatile in the last three years. For Alaska Airlines, fuel prices, decreased 4% in 1997, decreased 25% in 1998 and increased 23% in 1999.

In recent years, airlines have reduced their ticket distribution costs by capping travel agent commissions, by decreasing commission rates from 10% to 5%, by partially eliminating paper tickets and by selling tickets directly to passengers via the Internet.

RESULTS OF OPERATIONS
1999 COMPARED WITH 1998 Consolidated net income in 1999 was $134.2 million, or $5.06 per share (diluted), compared with net income of $124.4 million, or $4.81 per share in 1998. The 1999 results (fourth quarter impact) included an after-tax gain on sale of Equant N.V. of $2.2 million ($0.08 per diluted share). The 1998 results included an after-tax charge of $10.1 million ($0.38 per diluted share) for a litigation settlement. Consolidated operating income was $199.9 million in 1999 compared with $211.0 million in 1998. Higher fuel prices impacted operating income by approximately $41.6 million. Alaska's annual operating income decreased $17.7 million, while Horizon's improved $6.6 million. Financial and statistical data for Alaska and Horizon is shown in Item 6. A discussion of this data follows.

ALASKA AIRLINES
REVENUES
Capacity increased by 3.2% primarily due to additional flights in the Arizona, Mexico and Southern California markets Traffic grew by 4.4%, resulting in a 0.8 point increase in passenger load factor. The Canada and Mexico markets experienced the largest increases in load factor. Passenger yields were up 3.2%, with virtually all markets showing an increase over last year. New marketing alliances with other airlines, improved yield management techniques and small fare increases have helped improve yields. The higher load factor combined with the higher yield resulted in a 4.0% increase in revenue per available seat mile
(ASM). Consequently, passenger revenues increased 7.7%.

Freight and mail revenues decreased 4.4%, due to lower average freight rates, and lower mail volumes carried. Other-net revenues increased 12.5%, due to increased revenue from travel partners in Alaska's frequent flyer program.

EXPENSES
Operating expenses grew by 9.6 % as a result of a 3.2% increase in capacity and a 6.3% increase in cost per ASM. The increase in cost per ASM was partly due to higher fuel prices in 1999. Excluding fuel, cost per ASM increased 4.1%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

- Wages and benefits increased 8.5% due to a 5.5% increase in the number of employees combined with a 2.8% increase in average wages and benefits per employee. Employees were added in all areas to service the 4.3% increase in passengers carried. Average wage rates increased due to annual increases in the current pilot's contract, combined with the impact of new labor agreements signed in the second half of 1999.

- Contracted services increased 14% due to greater use of temporary employees (particularly in computer systems development), higher rates for ground handling services and increased navigation fees in Canada and Mexico.

- Fuel expense increased 26%, due to a 23% increase in the price of fuel combined with a 3% increase in fuel consumption.

- Maintenance expense increased 24%, exceeding the 3% increase in block hours, due to increased airframe and engine overhaul expense, and higher costs for landing gear repairs. In addition, a $2.7 million credit related to brake repairs was recorded in 1998.

- Commission expense decreased 4% on an 8% increase in passenger revenue. In 1999, 67% of ticket sales were made through travel agents, versus 70% in 1998. In 1999, 6% of ticket sales were made through Alaska's Internet web site versus 2% in 1998. In addition, the commission rate paid to travel agents decreased from 8% to 5% for sales made after October 18, 1999.

- Other selling expenses increased 9%, in line with the 8% increase in passenger revenues.

- Depreciation increased 10%, primarily due to purchasing nine new aircraft in 1999.

- Landing fees and other rentals increased 12%, higher than the 2% increase in landings, due to rate increases at Seattle, Portland and several other airports.

- Other expense increased 12%, partly due to recording a $2.7 million property tax credit in 1998. Absent this tax credit, the increase would have been 9%, higher than the 3% increase in capacity, due to higher expenditures for personnel expenses, professional services, operating supplies, passenger remuneration and recruiting. Insurance costs decreased due to lower passenger liability rates.

HORIZON AIR
REVENUES
Capacity grew by 20.9%, primarily due to added flights in the Canada, Montana and California markets. Traffic grew by 20.6%, resulting in a 0.1 point decrease in passenger load factor. Passenger yields were down less than 1% in spite of a 6% increase in average passenger trip length. The small decreases in yield and load factor resulted in a 1.1% decrease in revenue per ASM. Consequently, passenger revenues increased 19.6%, slightly less than the 20.9% increase in capacity.

EXPENSES
Operating expenses grew by 18.7% as a result of a 20.9% increase in capacity and a 1.8% decrease in cost per ASM. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

- Wages and benefits increased 18.3% due to a 19.3% increase in the number of employees. Employees were added in all areas to service the 14% increase in passengers carried.

- Contracted services increased 31%, higher than the 21% increase in capacity, due to increased navigation fees in Canada, higher ground handling and security charges and greater use of computer and other consultants.

- Fuel expense increased 48%, due to a 22% increase in fuel consumption combined with a 21% increase in the price of fuel.

- Maintenance expense increased 13%, in line with the 15% increase in block hours flown.

- Commission expense increased 12%, less than the 20% increase in passenger revenue, because a smaller percentage of sales were made through travel agents and commission rates dropped from 8% to 5% in October 1999.

- Depreciation and amortization expense increased 30%, primarily due to purchase of F-28s in late 1998 and added depreciation on aircraft spare parts and station equipment.

- Landing fees and other rentals increased 29%, higher than the 21% increase in capacity, primarily due to a full year of rent on the new Portland operations center and rate increases at Seattle and Portland airports.

CONSOLIDATED NONOPERATING INCOME (EXPENSE) Net nonoperating items improved $27.4 million over 1998 due to a $16.5 million litigation settlement charge in 1998, $4.9 million lower interest expense and a $3.6 million gain on sale of Equant N.V. (a telecommunication network company owned by many airlines) in 1999.

1998 COMPARED WITH 1997 Consolidated net income in 1998 was $124.4 million, or $4.81 per share (diluted), compared with net income of $72.4 million, or $3.53 per share in 1997. Consolidated operating income was $211.0 million in 1998 compared with $139.0 million in 1997. Lower fuel prices accounted for $56.9 million of the $72.0 million improvement in operating income.

ALASKA AIRLINES Operating income increased 44.5% to $194.0 million, resulting in a 12.4% operating margin as compared with a 9.3% margin in 1997. Operating revenue per ASM decreased 0.6% to 9.32 cents while operating expenses per ASM decreased 4.1% to 8.17 cents. The decrease in revenue per ASM was primarily due to a 0.2 point decrease in passenger load factor. Lower unit costs were largely due to lower fuel prices.

HORIZON AIR During 1998, Horizon completed its transition to a simplified fleet that uses more jet aircraft flying people longer distances with fewer connections. These changes resulted in a more efficient operation, with lower unit revenues (down 8.8%) and even lower unit costs (down 11.9%). As a result, operating income increased to $18.2 million from $5.8 million in 1997, resulting in a 5.2% operating margin as compared to 1.9% in 1997.

CONSOLIDATED NONOPERATING INCOME (EXPENSE) Net nonoperating items improved $8.8 million over 1997 due to lower interest expense (due to conversion of convertible bonds in 1998 and other debt repayments) and higher interest income (due to higher cash balances). These were partly offset by a $16.5 million charge for a litigation settlement in July 1998.

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.


-------------------------------------------------------------------------------------------------------
                                    December 31, 1998    DECEMBER 31, 1999                 Change
-------------------------------------------------------------------------------------------------------
           (In millions, except debt-to-equity and per share amounts)
Cash and marketable securities              $  306.6              $  329.0                  $22.4
Working capital (deficit)                        2.9                 (36.8)                 (39.7)
Long-term debt and
 capital lease obligations                     171.5                 337.0                  165.5
Shareholders' equity                           789.5                 930.7                  141.2
Book value per common share                 $   30.11             $  35.24                   $5.13
Debt-to-equity                                18%:82%              27%:73%                      NA
Debt-to-equity assuming aircraft
 operating leases are capitalized
 at seven times annualized rent               67%:33%              64%:36%                      NA
-------------------------------------------------------------------------------------------------------


1999 FINANCIAL CHANGES The Company's cash and marketable securities portfolio increased by $22 million during 1999. Operating activities provided $330 million of cash in 1999. Additional cash was provided by the issuance of new debt ($232 million), sale and leaseback of three Dash 8-200 aircraft ($30 million), flight equipment deposits returned ($8 million) and the exercise of stock options ($6 million). Cash was used for $565 million of capital expenditures, including the purchase of nine new Boeing 737 aircraft, two formerly leased Boeing 737s, three new Dash 8-200 aircraft, flight equipment deposits, an aircraft simulator and airframe and engine overhauls, and for $27 million of debt repayment.

Shareholders' equity increased $141 million primarily due to net income of $134 million and issuance of $6 million of common stock under stock plans.

FINANCING ACTIVITIES During the third quarter of 1999, Horizon sold three Dash 8-200 aircraft and leased them back for 15 years. During the fourth quarter of 1999, Alaska issued $232 million of 7.6% fixed rate debt secured by eight aircraft.

COMMITMENTS At December 31, 1999, the Company had firm orders for 68 aircraft requiring aggregate payments of approximately $1.5 billion, as set forth below. In addition, Alaska has options to acquire 26 more B737s and Horizon has options to acquire 25 CRJ 700s. Alaska and Horizon expect to finance the new planes with either leases, long-term debt or internally generated cash.


                                                                                    DELIVERY PERIOD - FIRM ORDERS
-----------------------------------------------------------------------------------------------------------------
AIRCRAFT                      2000         2001         2002         2003         2004         2005         TOTAL
-----------------------------------------------------------------------------------------------------------------
Boeing 737-700                   7            6           --           --           --           --            13
Boeing 737-900                  --            5            5           --           --           --            10
de Havilland Dash 8-400          5           10           --           --           --           --            15
Canadair RJ 700                 --           --            8            6           14            2            30
-----------------------------------------------------------------------------------------------------------------
Total                           12           21           13            6           14            2            68
=================================================================================================================
Payments (Millions)           $328         $425         $263         $168         $262          $34        $1,480
=================================================================================================================


DEFERRED TAXES At December 31, 1999, net deferred tax liabilities were $140 million, which includes $144 million of net temporary differences offset by $4 million of Alternative Minimum Tax (AMT) credits. The Company believes that all of its deferred tax assets, including its AMT credits, will be realized through profitable operations.

YEAR 2000 COMPUTER ISSUE The Company implemented a project to ensure that its systems will function properly in the year 2000 and thereafter. In fact, virtually all systems have worked properly in the year 2000. In addition, the Company has not experienced any year 2000 related problems with its significant suppliers with which its systems interface or exchange data. The direct costs of projects solely intended to correct year 2000 problems were approximately $2 million. Due to lower than normal passenger traffic, Alaska and Horizon canceled, in advance, flights late in the day on December 31, 1999 and early in the day on January 1, 2000. Lost operating profit on each day was estimated at $800,000.

NEW ACCOUNTING STANDARDS During June 1998, the Financial Accounting Standards Board issued FAS 133, Accounting for Derivative Instruments and Hedging Activities The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Due to the Company's minimal use of derivatives, the new standard is expected to have no material impact on its financial position or results of operations. FAS 133 is effective for the Company's fiscal year beginning January 1, 2001.

AIRCRAFT ACCIDENT On January 31, 2000, Alaska Airlines flight 261 from Puerto Vallarta enroute to San Francisco, went down in the water off the coast of California near Point Mugu. The flight carried 83 passengers and five crew members. There were no survivors. Consistent with industry standards, the Company maintains insurance against aircraft accidents. Any aircraft accident, even if fully insured, could cause a negative public perception of the Company with adverse financial consequences. However, the Company believes this accident will not result in a material adverse impact on the financial position or results of operations of the Company.

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

ITEM 8.         CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 14.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------------------
                                     1st Quarter                 2nd Quarter              3rd Quarter                4th Quarter
                         -----------------------       ---------------------        -----------------      ---------------------
                               1998          1999           1998         1999        1998         1999        1998          1999
--------------------------------------------------------------------------------------------------------------------------------
                                                              (in millions, except per share)
Operating revenues          $416.4         $461.2         $484.9       $529.7      $539.4       $589.1      $457.0        $501.9
Operating income              22.5           28.6           62.6         65.3        89.5         86.3        36.4          19.7
Net income                    13.1           20.2           38.9         42.1        45.4         54.9        27.0          17.0

Earnings per share:
    Basic                      0.69          0.77           1.77         1.60        1.73        2.08          1.03         0.64
    Diluted                    0.56          0.76           1.51         1.59        1.72        2.07          1.02         0.64
--------------------------------------------------------------------------------------------------------------------------------


The total of the amounts shown as quarterly earnings per share (EPS) may differ from the amounts shown on the Consolidated Statement of Income because the annual computation is made separately and is based upon average number of shares (and equivalent shares for diluted EPS) outstanding for the year.

ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III
ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See "Election of Directors," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 16, 2000. See "Executive Officers of the Registrant" in Part I following Item 4 for information relating to executive officers.

ITEM 11.         EXECUTIVE COMPENSATION
See "Executive Compensation," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 16, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT See "Security Ownership of Certain Beneficial Owners and Management," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 16, 2000.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See "Transactions with Management and Others," incorporated herein by reference from the definitive Proxy Statement for Air Group's Annual Meeting of Shareholders to be held on May 16, 2000.

                                     PART IV
ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  Consolidated Financial Statements:                                          PAGE(S)
Selected Quarterly Consolidated Financial Information (Unaudited)                     17
Consolidated Balance Sheet as of December 31, 1998 and 1999                        20-21
Consolidated Statement of Income for the years ended
   December 31, 1997, 1998 and 1999                                                   22
Consolidated Statement of Shareholders' Equity for the years ended
   December 31, 1997, 1998 and 1999                                                   23
Consolidated Statement of Cash Flows for the years ended
   December 31, 1997, 1998 and 1999                                                   24
Notes to Consolidated Financial Statements                                         25-32
Report of Independent Public Accountants                                              33

Consolidated Financial Statement Schedule II, Valuation and Qualifying Accounts,
   for the years ended December 31, 1997, 1998 and 1999                               34


See Exhibit Index on page 35.

(b) No reports on Form 8-K were filed during the fourth quarter of 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:     /s/ John F. Kelly                              Date: February 25, 2000
       ---------------------------------
            John F. Kelly, CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 25, 2000 on behalf of the registrant and in the capacities indicated.


      /s/ John F. Kelly                   Chairman, Chief Executive Officer, President and Director
     -----------------------------------
          John F. Kelly

      /s/ Bradley D. Tilden               Vice President/Finance and Chief Financial Officer
     -----------------------------------  (Principal Accounting and Principal Financial Officer)
          Bradley D. Tilden

      /s/ William S. Ayer                 Director
     -----------------------------------
          William S. Ayer

      /s/ Ronald F. Cosgrave              Director
     -----------------------------------
          Ronald F. Cosgrave

      /s/ Mary Jane Fate                  Director
     -----------------------------------
          Mary Jane Fate

      /s/ Bruce R. Kennedy                Director
     -----------------------------------
          Bruce R. Kennedy

      /s/ R. Marc Langland                Director
     -----------------------------------
          R. Marc Langland

      /s/ Byron I. Mallott                Director
     -----------------------------------
          Byron I. Mallott

      /s/ John V. Rindlaub                Director
     -----------------------------------
          John V. Rindlaub

      /s/ Patricia Q. Stonesifer          Director
     -----------------------------------
          Patricia Q. Stonesifer

      /s/ J. Kenneth Thompson             Director
     -----------------------------------
          J. Kenneth Thompson

      /s/ Richard A. Wien                 Director
     -----------------------------------
          Richard A. Wien


CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.


ASSETS
------------------------------------------------------------------------     -----------------

As of December 31  (In Millions)                                   1998                  1999
------------------------------------------------------------------------     -----------------
Current Assets
Cash and cash equivalents                                         $29.4                $132.5
Marketable securities                                             277.2                 196.5
Receivables - less allowance for doubtful
  accounts (1998 - $1.0; 1999 - $1.0)                              70.6                  74.6
Inventories and supplies                                           44.1                  54.3
Prepaid expenses and other assets                                 107.5                 124.0
------------------------------------------------------------------------     -----------------
TOTAL CURRENT ASSETS                                              528.8                 581.9
------------------------------------------------------------------------     -----------------

PROPERTY AND EQUIPMENT
Flight equipment                                                1,015.4               1,386.6
Other property and equipment                                      283.2                 337.2
Deposits for future flight equipment                              164.9                 217.7
------------------------------------------------------------------------     -----------------
                                                                1,463.5               1,941.5
Less accumulated depreciation and amortization                    417.0                 486.7
------------------------------------------------------------------------     -----------------
                                                                1,046.5               1,454.8
------------------------------------------------------------------------     -----------------
Capital leases:
Flight and other equipment                                         44.4                  44.4
Less accumulated amortization                                      29.6                  31.8
------------------------------------------------------------------------     -----------------
                                                                   14.8                  12.6
------------------------------------------------------------------------     -----------------
TOTAL PROPERTY AND EQUIPMENT - NET                              1,061.3               1,467.4
------------------------------------------------------------------------     -----------------


INTANGIBLE ASSETS - SUBSIDIARIES                                   57.5                  55.5
------------------------------------------------------------------------     -----------------


OTHER ASSETS                                                       84.2                  75.3
------------------------------------------------------------------------     -----------------


TOTAL ASSETS                                                   $1,731.8              $2,180.1
========================================================================     =================

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Alaska Air Group, Inc.


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------     -----------------
As of December 31
(In Millions Except Share Amounts)                                 1998                  1999
------------------------------------------------------------------------     -----------------
CURRENT LIABILITIES
Accounts payable                                                  $84.3                $104.2
Accrued aircraft rent                                              75.5                  81.8
Accrued wages, vacation and payroll taxes                          79.4                  83.0
Other accrued liabilities                                          80.9                  99.5
Air traffic liability                                             178.6                 183.7
Current portion of long-term debt and
  capital lease obligations                                        27.2                  66.5
------------------------------------------------------------------------     -----------------
TOTAL CURRENT LIABILITIES                                         525.9                 618.7
------------------------------------------------------------------------     -----------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                      171.5                 337.0
------------------------------------------------------------------------     -----------------
OTHER LIABILITIES AND CREDITS
Deferred income taxes                                              99.2                 144.0
Deferred income                                                    41.5                  37.4
Other liabilities                                                 104.2                 112.3
------------------------------------------------------------------------     -----------------
                                                                  244.9                 293.7
------------------------------------------------------------------------     -----------------
COMMITMENTS
------------------------------------------------------------------------     -----------------
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value
  Authorized: 5,000,000 shares                                  -                     -
Common stock, $1 par value
  Authorized: 100,000,000 shares
  Issued: 1998 -  28,974,107 shares
          1999 -  29,157,108 shares                                29.0                  29.2
  Capital in excess of par value                                  473.9                 480.0
  Treasury stock, at cost: 1998 - 2,750,102 shares
                           1999 - 2,746,304 shares                (62.7)                (62.7)
Deferred compensation                                              (1.3)                 (0.6)
Retained earnings                                                 350.6                 484.8
------------------------------------------------------------------------     -----------------
                                                                  789.5                 930.7
------------------------------------------------------------------------     -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $1,731.8              $2,180.1
========================================================================     =================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
Alaska Air Group, Inc.


---------------------------------------------------------------     --------------      ---------------
Year Ended December 31
(In Millions Except Per Share Amounts)                    1997               1998                 1999
---------------------------------------------------------------     --------------      ---------------
OPERATING REVENUES
Passenger                                             $1,574.5           $1,728.0             $1,904.8
Freight and mail                                          94.1               94.4                 91.2
Other - net                                               70.8               75.3                 86.0
---------------------------------------------------------------     --------------      ---------------
TOTAL OPERATING REVENUES                               1,739.4            1,897.7              2,082.0
---------------------------------------------------------------     --------------      ---------------
OPERATING EXPENSES
Wages and benefits                                       531.7              594.4                652.6
Contracted services                                       48.8               55.5                 64.9
Aircraft fuel                                            232.6              192.5                249.8
Aircraft maintenance                                     108.7              120.9                144.7
Aircraft rent                                            183.9              199.5                199.9
Food and beverage service                                 48.5               51.6                 51.7
Commissions                                              106.6               97.5                 99.0
Other selling expenses                                    80.4               94.8                104.1
Depreciation and amortization                             68.3               75.1                 84.8
Loss (gain) on sale of assets                             (1.9)               1.0                  0.9
Landing fees and other rentals                            66.2               76.3                 88.4
Other                                                    126.6              127.6                141.3
---------------------------------------------------------------     --------------      ---------------
TOTAL OPERATING EXPENSES                               1,600.4            1,686.7              1,882.1
---------------------------------------------------------------     --------------      ---------------
OPERATING INCOME                                         139.0              211.0                199.9
---------------------------------------------------------------     --------------      ---------------
NONOPERATING INCOME (EXPENSE)
Interest income                                           10.6               22.2                 20.2
Interest expense                                         (33.6)             (21.2)               (16.3)
Interest capitalized                                       5.3                6.6                 10.2
Other - net                                                2.3              (14.2)                 6.7
---------------------------------------------------------------     --------------      ---------------
                                                         (15.4)              (6.6)                20.8
---------------------------------------------------------------     --------------      ---------------
Income before income tax                                 123.6              204.4                220.7
Income tax expense                                        51.2               80.0                 86.5
---------------------------------------------------------------     --------------      ---------------
NET INCOME                                               $72.4             $124.4               $134.2
===============================================================     ==============      ===============

BASIC EARNINGS PER SHARE                                 $4.90              $5.32                $5.09
===============================================================     ==============      ===============
DILUTED EARNINGS PER SHARE                               $3.53              $4.81                $5.06
===============================================================     ==============      ===============
Shares used for computation:
  Basic                                                 14.785             23.388               26.372
  Diluted                                               22.689             26.367               26.507

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Alaska Air Group, Inc.


----------------------------------------------------------------------------------------------------------------------------------
                                         COMMON                 Capital in     Treasury      Deferred
                                         SHARES       Common     Excess of        Stock       Compen-     Retained
(In Millions)                       OUTSTANDING        Stock     Par Value      at Cost        sation     Earnings          Total
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996            14.475        $17.2        $166.8       $(62.6)        $(2.7)      $153.8         $272.5
----------------------------------------------------------------------------------------------------------------------------------
1997 net income                                                                                               72.4           72.4
Issuance of common stock                  3.450          3.5         118.4                                                  121.9
Stock issued under stock plans            0.349          0.3           7.1                                                    7.4
Stock issued for convertible
 subordinated debentures                  0.008                        0.2                                                    0.2
Treasury stock sale                       0.001
Employee Stock Ownership Plan
  shares allocated                                                                                0.9                         0.9
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997            18.283         21.0         292.5        (62.6)         (1.8)       226.2          475.3
----------------------------------------------------------------------------------------------------------------------------------
1998 net income                                                                                              124.4          124.4
Stock issued under stock plans            0.196          0.3           6.4                                                    6.7
Stock issued for convertible
 subordinated debentures                  7.747          7.7         175.0                                                  182.7
Treasury stock purchase                  (0.002)                                   (0.1)                                     (0.1)
Employee Stock Ownership Plan
  shares allocated                                                                                0.5                         0.5
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998            26.224         29.0         473.9        (62.7)         (1.3)       350.6          789.5
----------------------------------------------------------------------------------------------------------------------------------
1999 net income                                                                                              134.2          134.2
Stock issued under stock plans            0.183          0.2           6.1                                                    6.3
Treasury stock sales                      0.004
Employee Stock Ownership Plan
  shares allocated                                                                                0.7                         0.7
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999            26.411        $29.2        $480.0       $(62.7)        $(0.6)      $484.8         $930.7
==================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Alaska Air Group, Inc.


--------------------------------------------------------------------------      -----------------    -----------------
Year Ended December 31  (In Millions)                                1997                   1998                 1999
--------------------------------------------------------------------------      -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $72.4                 $124.4               $134.2
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                     68.3                   75.1                 84.8
   Amortization of airframe and engine overhauls                     35.1                   41.1                 50.1
   Loss (gain) on sale of assets                                     (1.9)                   1.0                  0.9
   Increase in deferred income taxes                                 22.8                   26.9                 44.8
   Decrease (increase) in accounts receivable                        (2.9)                   2.0                 (4.0)
   Increase in other current assets                                 (10.6)                 (12.3)               (26.7)
   Increase in air traffic liability                                  3.4                   12.2                  5.1
   Increase in other current liabilities                             26.5                   41.9                 48.4
   Other-net                                                         (7.9)                  (2.1)                (7.5)
--------------------------------------------------------------------------      -----------------    -----------------
Net cash provided by operating activities                           205.2                  310.2                330.1
--------------------------------------------------------------------------      -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of assets                                   6.9                    2.1                  2.2
Purchases of marketable securities                                 (443.6)                (323.4)              (137.8)
Sales and maturities of marketable securities                       385.9                  156.3                218.5
Flight equipment deposits returned                                    8.7                   33.2                  8.3
Additions to flight equipment deposits                              (68.4)                (182.1)              (177.0)
Additions to property and equipment                                (370.6)                (431.3)              (388.0)
Restricted deposits and other                                        (2.0)                  (1.3)                 5.9
--------------------------------------------------------------------------      -----------------    -----------------
Net cash used in investing activities                              (483.1)                (746.5)              (467.9)
--------------------------------------------------------------------------      -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings                                  56.4                      -                    -
Repayment of short-term borrowings                                 (103.4)                     -                    -
Proceeds from sale and leaseback transactions                       246.7                  402.0                 29.8
Proceeds from issuance of long-term debt                             28.0                      -                232.0
Long-term debt and capital lease payments                           (25.9)                 (45.5)               (27.2)
Proceeds from issuance of common stock                              129.3                    6.6                  6.3
--------------------------------------------------------------------------      -----------------    -----------------
Net cash provided by financing activities                           331.1                  363.1                240.9
--------------------------------------------------------------------------      -----------------    -----------------
Net increase (decrease) in cash and cash equivalents                 53.2                  (73.2)               103.1
Cash and cash equivalents at beginning of year                       49.4                  102.6                 29.4
--------------------------------------------------------------------------      -----------------    -----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $102.6                  $29.4               $132.5
==========================================================================      =================    =================
Supplemental disclosure of cash paid during the year for:
  Interest (net of amount capitalized)                              $28.7                  $15.8                 $6.6
  Income taxes                                                       22.1                   48.5                 35.1
Noncash investing and financing activities:
 1997 and 1999 - None
 1998 - $186.0 million of convertible debentures were converted into 7.7 million shares of common stock.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alaska Air Group, Inc.
December 31, 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Alaska Air Group, Inc. (Company or Air Group) and its subsidiaries, the principal subsidiaries being Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). All significant intercompany transactions are eliminated. Preparation of financial statements requires the use of management's estimates. Actual results could differ from those estimates. Certain reclassifications have been made in prior years' financial statements to conform to the 1999 presentation.

Alaska and Horizon operate as airlines. However, their business plans, competition and economic risks differ substantially. Alaska is a major airline serving Alaska; Vancouver, Canada; the U.S. West Coast and Mexico. It operates an all jet fleet and its average passenger trip is 865 miles. Horizon is a regional airline serving the Pacific Northwest, Northern California and Western Canada. It operates both jet and turboprop aircraft, and its average passenger trip is 277 miles. Substantially all of Alaska's and Horizon's sales occur in the United States. See Note 11 for operating segment information.

CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces its cash balance when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance on its books which is reported as a current liability. The amount of the negative cash balance was $18.2 million and $22.6 million at December 31, 1998 and 1999, respectively.

INVENTORIES AND SUPPLIES
Expendable and repairable aircraft parts, as well as other materials and supplies, are stated at average cost. An allowance for obsolescence of flight equipment expendable and repairable parts is accrued based on estimated disposal date and salvage value. Surplus inventories are carried at their net realizable value. The allowance at December 31, 1998 and 1999 for all inventories was $20.2 million and $23.8 million, respectively.

PROPERTY, EQUIPMENT AND DEPRECIATION
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:


--------------------------------------------------------------------------------
Aircraft and other
   flight equipment                               8-20 years
Buildings                                        10-30 years
Capitalized leases and
   leasehold improvements                      Term of lease
Other equipment                                   3-15 years
--------------------------------------------------------------------------------

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

INTANGIBLE ASSETS-SUBSIDIARIES
The excess of the purchase price over the fair value of net assets acquired is recorded as an intangible asset and is amortized over 40 years. Accumulated amortization at December 31, 1998 and 1999 was $25.2 million and $27.2 million, respectively.

FREQUENT FLYER AWARDS
Alaska operates a frequent flyer award program that provides travel awards to members based on accumulated mileage. The estimated incremental cost of providing free travel is recognized as an expense and accrued as a liability as miles are accumulated. Alaska also defers recognition of income on a portion of the payments it receives from travel partners associated with its frequent flyer program. The frequent flyer award liability, which is included with other accrued liabilities, is relieved as travel awards are issued. The liability at December 31, 1998 and 1999 was $28.0 million and $40.0 million, respectively.

DEFERRED INCOME
Deferred income results from the sale and leaseback of aircraft, the receipt of manufacturer or vendor credits, and from the sale of foreign tax benefits. This income is recognized over the term of the applicable agreements.

LEASED AIRCRAFT RETURN COSTS
The costs associated with returning leased aircraft are accrued over the lease period. As leased aircraft are retired, the costs are charged against the established reserve. The reserve is part of other liabilities, and at December 31, 1998 and 1999 was $48.7 million and $48.9 million, respectively.

PASSENGER REVENUES
Passenger revenues are considered earned at the time service is provided. Tickets sold but not yet used are reported as air traffic liability.

CONTRACTED SERVICES
Contracted services includes the expenses for aircraft ground handling, security, temporary employees and other similar services.

OTHER SELLING EXPENSES
Other selling expenses includes credit card commissions, computerized reservations systems (CRS) charges, advertising and promotional costs. The costs of advertising are expensed the first time the advertising takes place. Advertising expense was $11.0 million, $17.9 million, and $17.0 million, respectively, in 1997, 1998 and 1999.

CAPITALIZED INTEREST
Interest is capitalized on flight equipment purchase deposits and ground facility progress payments as a cost of the related asset and is depreciated over the estimated useful life of the asset.

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

STOCK OPTIONS
The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. See Note 6 for more information.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into foreign exchange forward contracts, generally with maturities of less than one month, to manage risk associated with net foreign currency transactions. Resulting gains and losses are recognized currently in other operating expense. The Company periodically enters into interest rate swap agreements to hedge interest rate risk. The differential to be paid or received from these agreements is accrued as interest rates change and is recognized currently in the income statement. The Company periodically enters into hedge agreements to reduce its exposure to fluctuations in the price of jet fuel. A gain or loss is recorded if the fuel index average exceeds the ceiling price or falls below the floor price. There were no interest rate swaps or fuel hedges entered into in 1999.

NOTE 2.  MARKETABLE SECURITIES
Marketable securities are investments that are readily convertible to cash and have original maturities that exceed three months. They are classified as available for sale and consisted of the following at December 31 (in millions):

--------------------------------------------------------------------------------
                                         1998          1999
--------------------------------------------------------------------------------
Cost:
U.S. government securities             $214.1        $146.7
Asset backed obligations                 31.7          19.3
Other corporate obligations              31.4          30.5
--------------------------------------------------------------------------------
                                       $277.2        $196.5
================================================================================
Fair value:
U.S. government securities             $214.9        $146.2
Asset backed obligations                 31.8          19.1
Other corporate obligations              31.3          29.9
--------------------------------------------------------------------------------
                                       $278.0        $195.2
================================================================================

There were no material unrealized holding gains or losses at December 31, 1998 or 1999.

Of the marketable securities on hand at December 31, 1999, 63% will mature during 2000 and the remainder will mature during 2001. Based on specific identification of securities sold, the following occurred in 1998 and 1999 (in millions):

--------------------------------------------------------------------------------
                                         1998          1999
--------------------------------------------------------------------------------
Proceeds from sales                    $156.3        $218.5
Gross realized gains                      0.2           0.4
GROSS REALIZED LOSSES                      --           0.3
--------------------------------------------------------------------------------

Realized gains and losses are reported as a component of interest income.

NOTE 3.  OTHER ASSETS
Other assets consisted of the following at December 31 (in millions):

--------------------------------------------------------------------------------
                                        1998           1999
--------------------------------------------------------------------------------
Restricted deposits                   $  69.1       $  63.5
Deferred costs and other                 15.1          11.8
--------------------------------------------------------------------------------
                                        $84.2         $75.3
--------------------------------------------------------------------------------

At December 31, 1999, Alaska owned approximately 80,000 depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V., a telecommunication network company. The certificates had an estimated fair value of $7 million. Alaska's carrying value of the certificates was de minimis.

NOTE 4.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
At December 31, 1998 and 1999, long-term debt and capital lease obligations were as follows (in millions):

--------------------------------------------------------------------------------
                                        1998           1999
--------------------------------------------------------------------------------
8.2%* fixed rate notes payable
    due through 2015                     $90.3        $309.5
5.5%* variable rate notes payable
    due through 2009                      85.2          73.5
--------------------------------------------------------------------------------
Long-term debt                           175.5         383.0
Capital lease obligations                 23.2          20.5
Less current portion                     (27.2)        (66.5)
--------------------------------------------------------------------------------
                                        $171.5        $337.0
================================================================================

* weighted average for 1999

At December 31, 1999, borrowings of $383.0 million are secured by flight equipment and real property. During 1999, Alaska issued $232 million of debt secured by flight equipment. The new debt has repayment terms of 12 to 16 years at fixed interest rates of approximately 7.6%.

At December 31, 1999, Alaska had a credit facility with commercial banks that allows it to borrow up to $150 million until December 2004. Borrowings under this facility bear interest at a rate that varies based on LIBOR. At December 31, 1999, no borrowings were outstanding under this credit facility.

Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets and additional indebtedness. At December 31, 1999 the Company was in compliance with all loan provisions, and under the most restrictive loan provisions, Alaska had $209 million of net worth above the minimum.

At December 31, 1999, long-term debt principal payments for the next five years were (in millions):

--------------------------------------------------------------------------------
2000                                                  $63.8
--------------------------------------------------------------------------------
2001                                                  $54.3
--------------------------------------------------------------------------------
2002                                                  $21.7
--------------------------------------------------------------------------------
2003                                                  $22.6
--------------------------------------------------------------------------------
2004                                                  $31.4
--------------------------------------------------------------------------------

NOTE 5.  COMMITMENTS
LEASE COMMITMENTS

Lease contracts for 104 aircraft have remaining lease terms of one to 17 years. The majority of airport and terminal facilities are also leased. Total rent expense was $218.7 million, $241.6 million and $244.3 million, in 1997, 1998 and 1999, respectively. Future minimum lease payments under long-term operating leases and capital leases as of December 31, 1999 are shown below (in millions):

--------------------------------------------------------------------------------
                                    Operating Leases                     Capital
                              AIRCRAFT       FACILITIES                   LEASES
                              --------       ----------                   ------
2000                         $ 180.1           $27.8                      $ 4.1
2001                           161.7            21.4                        4.1
2002                           160.0            12.4                        4.1
2003                           145.7            10.8                        4.1
2004                           121.6             9.3                        8.5
Thereafter                     983.4           127.7                        0.4
--------------------------------------------------------------------------------
Total lease payments        $1,752.5          $209.4                       25.3
                            ========================
Less Amount Representing Interest                                          (4.8)
--------------------------------------------------------------------------------
Present value of capital lease payments                                   $20.5
================================================================================

AIRCRAFT COMMITMENTS
The Company has firm orders for 23 Boeing 737 series aircraft to be delivered between 2000 and 2002, 15 Dash 8-400s between 2000 and 2001, and 30 Canadair RJ 700 jets between 2002 and 2005. The firm orders require payments of approximately $1.5 billion between 2000 and 2005. As of December 31, 1999, deposits of $211 million related to the firm orders had been made. In addition to the ordered aircraft, the Company holds purchase options on 26 Boeing 737s and 25 CRJ 700s.

NOTE 6.  STOCK PLANS
Air Group has three stock option plans, which provide for the purchase of Air Group common stock at a stipulated price on the date of grant by certain officers and key employees of Air Group and its subsidiaries. Under the 1996, 1997 and 1999 Plans, options for 1,331,000 shares have been granted and, at December 31, 1999, 1,092,150 shares were available for grant. Under all plans, the incentive and nonqualified stock options granted have terms of up to approximately ten years. Substantially all grantees are 25% vested after one year, 50% after two years, 75% after three years and 100% after four years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1998 and 1999, respectively: dividend yield of 0%, 0% and 0%; volatility of 34%, 35% and 40%; risk-free interest rates of 5.69%, 5.67% and 5.53%; and expected lives of 5, 5 and 5 years. Using these assumptions, the weighted average fair value of options granted was $14.04, $19.33 and $17.39 in 1997, 1998 and 1999, respectively.

Air Group follows APB Opinion 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company's stock options been determined in accordance with Financial Accounting Standard 123, net income and earnings per share
(EPS) would have been reduced to the pro forma amounts indicated below.

--------------------------------------------------------------------------------
                          1997                 1998                     1999
--------------------------------------------------------------------------------
Net income (in millions):
 As reported             $72.4               $124.4                    $134.2
 Pro forma                71.4                122.2                     131.0
Basic EPS:
 As reported             $4.90                $5.32                     $5.09
 Pro forma                4.83                 5.23                      4.97
Diluted EPS:
 As reported             $3.53                $4.81                     $5.06
 Pro forma                3.48                 4.73                      4.94
--------------------------------------------------------------------------------

Changes in the number of shares subject to option, with their weighted average exercise prices, are summarized below:

--------------------------------------------------------------------------------
                                       Shares         Price
--------------------------------------------------------------------------------
Outstanding, Dec. 31, 1996            991,825        $18.57
Granted                               245,800         35.25
Exercised                           (349,575)         17.36
Canceled                              (8,125)         17.03
--------------------------------------------------------------------------------
Outstanding, Dec. 31, 1997            879,925         23.72
Granted                               324,900         47.45
Exercised                           (159,475)         17.88
Canceled                              (5,200)         36.88
--------------------------------------------------------------------------------
Outstanding, Dec. 31, 1998          1,040,150         31.96
Granted                               494,400         46.81
Exercised                           (148,688)         20.19
Canceled                             (47,050)         38.66
--------------------------------------------------------------------------------
Outstanding, Dec. 31, 1999          1,338,812        $38.51
================================================================================
EXERCISABLE AT YEAR-END
December 31, 1997                     161,775        $19.08
December 31, 1998                     253,350         22.92
December 31, 1999                     434,612         28.95


The following table summarizes stock options outstanding and exercisable at December 31, 1999 with their weighted average remaining contractual lives:

--------------------------------------------------------------------------------
Range of              Remaining
Exercise prices    Life (years)        Shares         Price
--------------------------------------------------------------------------------
Outstanding:
$15.00 to $24.00         6.3          338,150        $20.34
$35.25 to $39.69         9.0          689,062         38.26
$47.00 to $57.31          8.4         311,600         47.45
--------------------------------------------------------------------------------
$15.00 to $57.31          6.8       1,338,812        $35.87
--------------------------------------------------------------------------------
Exercisable:
$15.00 to $24.00                      242,800        $19.53
$35.25 to $39.69                      102,862         35.25
$47.00 to $57.31                       88,950         47.40
--------------------------------------------------------------------------------
$15.00 to $57.31                      434,612        $28.95
--------------------------------------------------------------------------------

NOTE 7.  EMPLOYEE BENEFIT PLANS
PENSION PLANS

Four defined benefit and five defined contribution retirement plans cover various employee groups of Alaska and Horizon.

The defined benefit plans provide benefits based on an employee's term of service and average compensation for a specified period of time before retirement. Pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). The defined benefit plan assets consist primarily of marketable equity and fixed income securities. The following table sets forth the status of the plans for 1998 and 1999 (in millions):

--------------------------------------------------------------------------------
                                              1998                      1999
--------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION
Beginning of year                           $307.4                     $371.8
Service cost                                  22.5                       25.8
Interest cost                                 21.9                       25.3
Amendments                                     --                         9.8
Change in assumptions                         27.1                      (54.9)
Actuarial gain                                (0.4)                     (1.9)
Benefits paid                                 (6.7)                      (6.6)
--------------------------------------------------------------------------------
END OF YEAR                                 $371.8                     $369.3
--------------------------------------------------------------------------------
PLAN ASSETS AT FAIR VALUE
Beginning of year                           $289.2                     $373.0
Actual return on plan assets                  54.4                       27.8
Employer contributions                        36.1                       42.9
Benefits paid                                 (6.7)                      (6.6)
--------------------------------------------------------------------------------
END OF YEAR                                 $373.0                     $437.1
--------------------------------------------------------------------------------

FUNDED STATUS                                  1.2                       67.8
Unrecognized loss (gain)                       7.2                      (40.7)
Unrecognized transition asset                 (0.3)                      (0.1)
Unrecognized prior service cost               49.4                       54.8
--------------------------------------------------------------------------------
Prepaid pension cost                        $ 57.5                     $ 81.8
================================================================================
WEIGHTED AVERAGE ASSUMPTIONS
  AS OF DECEMBER 31
Discount rate                                6.75%                      7.75%
Expected return on plan assets               10.0%                      10.0%
Rate of compensation increase                 5.5%                       5.4%

Net pension expense for the defined benefit plans included the following components for 1997, 1998 and 1999 (in millions):

--------------------------------------------------------------------------------
                                1997        1998        1999
--------------------------------------------------------------------------------
Service cost                 $ 17.3      $ 22.4      $  25.8
Interest cost                  17.3        21.9         25.3
Expected return on  assets    (22.1)      (28.7)       (36.7)
Amortization of
  prior service cost            0.2         3.8          4.4
Recognized actuarial loss       1.0        --            0.1
Amortization of
  transition asset             (0.3)       (0.2)        (0.2)
--------------------------------------------------------------------------------
Net pension expense          $ 13.4      $ 19.2      $  18.7
================================================================================

Alaska and Horizon also maintain an unfunded, noncontributory benefit plan for certain elected officers. The $23 million unfunded accrued pension cost for this plan was accrued as of December 31, 1999.

The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. Some of these plans require Company matching contributions based on a percentage of participants' contributions. One plan has an Employee Stock Ownership Plan (ESOP) feature. The ESOP owns Air Group common shares, which are held in trust for eligible employees. The Company has recorded deferred compensation to reflect the value of the shares not yet allocated to eligible employees' accounts. As these shares are allocated to employees, compensation expense is recorded and deferred compensation is reduced. Total expense for the defined contribution plans was $11.7 million, $11.6 million and $13.5 million, respectively, in 1997, 1998 and 1999.

PROFIT SHARING PLANS
Alaska and Horizon have employee profit sharing plans. Profit sharing expense for 1997, 1998 and 1999 was $13.5 million, $23.2 million and $22.8 million, respectively.

OTHER POSTRETIREMENT BENEFITS
The Company allows retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees because the premiums received by the Company are less than the actual cost of the retirees' claims. The accumulated postretirement benefit obligation (APBO) for this subsidy at December 31, 1998 and 1999 was $20.1 million and $25.4 million, respectively. The APBO is unfunded and is included with other liabilities on the Consolidated Balance Sheet. Annual expense related to this subsidy is not considered material to disclose.

NOTE 8.  INCOME TAXES
Deferred income taxes result from temporary differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. Deferred tax assets and liabilities comprise the following at December 31 (in millions):

--------------------------------------------------------------------------------
                                           1998         1999
--------------------------------------------------------------------------------
Excess of tax over book
  depreciation                          $162.9        $195.8
Employee benefits                         --             3.4
Other - net                                3.7           3.8
--------------------------------------------------------------------------------
Gross deferred tax liabilities           166.6         203.0
--------------------------------------------------------------------------------
Loss carryforward                         (0.1)         (0.1)
Alternative minimum tax                  (22.7)         (3.5)
Capital leases                            (2.6)         (3.4)
Ticket pricing adjustments                (2.2)         (1.7)
Frequent flyer program                   (10.5)        (14.9)
Employee benefits                         (5.7)          --
Aircraft return provisions               (16.4)        (14.9)
Deferred gains                            (8.4)        (13.9)
Capitalized interest                      (2.2)         (2.5)
Inventory obsolescence                    (4.8)         (8.4)
--------------------------------------------------------------------------------
Gross deferred tax assets                (75.6)        (63.3)
--------------------------------------------------------------------------------
Net deferred tax liabilities            $ 91.0       $ 139.7
================================================================================
Current deferred tax asset              $ (8.2)      $ (4.3)
Noncurrent deferred tax liability         99.2         144.0
--------------------------------------------------------------------------------
Net deferred tax liabilities            $ 91.0       $ 139.7
================================================================================

After consideration of temporary differences, taxable income for 1999 was approximately $155 million.

The components of income tax expense were as follows (in millions):

--------------------------------------------------------------------------------
                                 1997       1998        1999
--------------------------------------------------------------------------------'
Current tax expense:
    Federal                    $ 26.4     $43.0       $ 31.0
    State                         1.9       7.8          6.8
--------------------------------------------------------------------------------
Total current                    28.3      50.8         37.8
--------------------------------------------------------------------------------
Deferred tax expense:
    Federal                      18.5      27.8         45.5
    State                         4.4       1.4          3.2
--------------------------------------------------------------------------------
Total deferred                   22.9      29.2         48.7
--------------------------------------------------------------------------------
Total tax expense               $51.2     $80.0        $86.5
================================================================================

Income tax expense reconciles to the amount computed by applying the U.S. federal rate of 35% to income before taxes as follows (in millions):

--------------------------------------------------------------------------------
                                  1997          1998          1999
--------------------------------------------------------------------------------
Income before income tax         $123.6       $204.4        $220.7
================================================================================
Expected tax expense              $43.3        $71.5         $77.2
Nondeductible expenses              2.9          3.0           2.6
State income tax                    4.1          6.2           6.7
Other - net                         0.9         (0.7)           --
--------------------------------------------------------------------------------
Actual tax expense                $51.2        $80.0         $86.5
================================================================================

Effective tax rate                 41.4%        39.1%         39.2%
================================================================================

NOTE 9.         EARNINGS PER SHARE

Basic EPS is calculated by dividing net income by the average number of common shares outstanding. Diluted EPS is calculated by dividing net income plus the after-tax interest expense on convertible debt by the average common shares outstanding plus additional common shares that would have been outstanding if conversion of the convertible debt and exercise of in-the-money stock options is assumed. EPS calculations were as follows (in millions except per share amounts):

--------------------------------------------------------------------------------
                                 1997     1998        1999
--------------------------------------------------------------------------------
Net income                      $72.4    $124.4       $134.2
Avg. shares outstanding        14.785    23.388       26.372
--------------------------------------------------------------------------------
Basic earnings per share        $4.90     $5.32        $5.09
================================================================================
Net income                      $72.4    $124.4       $134.2
After-tax interest on:
 6-1/2% debentures                5.3       2.2         --
 6-7/8% debentures                2.3       0.3         --
--------------------------------------------------------------------------------
Diluted EPS income              $80.0    $126.9       $134.2
--------------------------------------------------------------------------------
Avg. shares outstanding        14.785    23.388       26.372
Assumed conversion of:
 6-1/2% debentures              6.151     2.543         --
 6-7/8% debentures              1.608     0.255         --
Assumed exercise of
 stock options                  0.145     0.181        0.135
--------------------------------------------------------------------------------
Diluted EPS shares             22.689    26.367       26.507
--------------------------------------------------------------------------------
Diluted earnings per share      $3.53     $4.81        $5.06
================================================================================

NOTE 10.    FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments were as follows (in millions):

--------------------------------------------------------------------------------
                                December 31, 1998
--------------------------------------------------------------------------------
                                        Carrying        Fair
                                         Amount        Value
--------------------------------------------------------------------------------
Cash and cash equivalents                $29.4         $29.4
Marketable securities                    277.2         278.0
Restricted deposits                       69.1          69.1
Long-term debt                           175.5         175.5
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                         DECEMBER 31, 1999
--------------------------------------------------------------------------------
                                        Carrying        Fair
                                         Amount        Value
--------------------------------------------------------------------------------
Cash and cash equivalents               $132.5        $132.5
Marketable securities                    196.5         195.2
Restricted deposits and
 depository certificates                  63.5          70.5
Long-term debt                           383.0         383.0
--------------------------------------------------------------------------------

The fair value of cash equivalents approximates carrying value due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair value of restricted deposits approximates the carrying amount. The fair value of restricted depository certificates convertible into the common stock of Equant N.V. is $7 million based on sales of Equant N.V. stock in 1999. The fair value of long-term debt approximates carrying value.

NOTE 11.        OPERATING SEGMENT INFORMATION

Financial information for Alaska and Horizon follows (in millions):

--------------------------------------------------------------------------------
                             1997          1998         1999
--------------------------------------------------------------------------------
Operating revenues:
   Alaska                $1,447.9     $1,566.3      $1,680.8
   Horizon                  303.6        347.8         415.9
   Elimination of
    intercompany
    revenues                (12.1)       (16.4)        (14.7)
--------------------------------------------------------------------------------
   Consolidated           1,739.4      1,897.7       2,082.0
--------------------------------------------------------------------------------
Depreciation and amortization expense:
     Alaska                  56.9         61.9          67.9
     Horizon                 11.2         12.9          16.7
Interest income:
     Alaska                  12.2         23.2          21.7
     Horizon                  0.1         --            --
Interest expense:
     Alaska                  25.0         17.4          16.3
     Horizon                  1.8          1.0           1.5
Pretax income:
   Alaska                   127.4        190.5         196.4
   Horizon                    6.3         18.9          25.5
   Air Group                (10.1)        (5.0)         (1.2)
--------------------------------------------------------------------------------
   Consolidated             123.6        204.4         220.7
--------------------------------------------------------------------------------
Capital expenditures:
     Alaska                 293.0        420.1         482.7
     Horizon                145.9        193.4          82.3
Total assets at end of period:
   Alaska                 1,370.7      1,548.8       1,981.2
   Horizon                  158.0        187.1         213.0
   Air Group                668.0        790.5         945.7
   Elimination of
    intercompany
    accounts               (663.6)      (794.6)       (959.8)
--------------------------------------------------------------------------------
   Consolidated          $1,533.1     $1,731.8      $2,180.1
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Alaska Air Group, Inc.:


We have audited the accompanying consolidated balance sheet of Alaska Air Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

                                               /s/ Arthur Andersen LLP
                                               ARTHUR ANDERSEN LLP


Seattle, Washington
January 25, 2000

VALUATION AND QUALIFYING ACCOUNTS
Alaska Air Group, Inc.                                               Schedule II

--------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                Beginning           Charged         (A)                Ending
(In Millions)                                     Balance        to Expense       Deductions          Balance
--------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997
(a) Reserve deducted from asset
     to which it applies:
       Allowance for doubtful accounts               $1.3              $1.0            $(1.1)            $1.2
                                             =============    ==============    =============    =============
       Obsolescence allowance for flight
         equipment spare parts                      $16.1              $3.4            $(1.5)           $18.0
                                             =============    ==============    =============    =============

(b) Reserve recorded as other
     long-term liabilities:
       Leased aircraft return provision             $38.6             $11.4            $(6.8)           $43.2
                                             =============    ==============    =============    =============

--------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1998
(a) Reserve deducted from asset
     to which it applies:
       Allowance for doubtful accounts               $1.2              $1.2            $(1.4)            $1.0
                                             =============    ==============    =============    =============
       Obsolescence allowance for flight
         equipment spare parts                      $18.0              $6.2            $(4.0)           $20.2
                                             =============    ==============    =============    =============

(b) Reserve recorded as other
     long-term liabilities:
       Leased aircraft return provision             $43.2             $13.1            $(7.6)           $48.7
                                             =============    ==============    =============    =============

--------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1999
(a) Reserve deducted from asset
     to which it applies:
       Allowance for doubtful accounts               $1.0              $1.2            $(1.2)            $1.0
                                             =============    ==============    =============    =============
       Obsolescence allowance for flight
         equipment spare parts                      $20.2              $5.2            $(1.6)           $23.8
                                             =============    ==============    =============    =============

(b) Reserve recorded as other
     long-term liabilities:
       Leased aircraft return provision             $48.7             $12.1           $(11.9)           $48.9
                                             =============    ==============    =============    =============

--------------------------------------------------------------------------------------------------------------

(A) Deduction from reserve for purpose for which reserve was created.

                                  EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.


    3.(i)     Articles of Incorporation of Alaska Air Group, Inc. as amended through May 21, 1996
   3.(ii)     Bylaws of Alaska Air Group, Inc., as amended through Feb. 8, 1996
              (Exhibit 3.(ii) to 1995 10-K)
      4.1     Amended and Restated Rights  Agreement dated 8/7/96 between Alaska
              Air Group,  Inc. and The First National Bank of Boston, as Rights
              Agent (Exhibit 2.1 to Form 8A-A filed 8/8/96)
     10.1     Lease Agreement dated Feb. 1, 1979 between Alaska Airlines,  Inc.
              and the Alaska Industrial  Development Authority (AIDA) (Exhibit
              10-15 to Registration Statement No. 2-70742)
     10.2     Lease  Agreement  dated April 1, 1978 between Alaska  Airlines,
              Inc. and the AIDA (Exhibit 10-16 to  Registration Statement No.
              2-70742)
     10.3     Management Incentive Plan (1992 Proxy Statement)
     10.4     Loan Agreement dated as of December 1, 1984, between Alaska
              Airlines, Inc. and the Industrial Development Corporation of the
              Port of Seattle (Exhibit 10-38 to 1984 10-K)
     10.5     Alaska Air Group,  Inc.  1988 Stock Option  Plan,  as amended through May 19, 1992  (Registration  Statement  No. 33-52242)
    #10.6     Lease Agreement dated January 22, 1990 between International Lease
              Finance Corporation and Alaska Airlines, Inc. for the lease of a
              B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit
              10-14 to 1990 10-K)
    #10.7     Agreement  dated  September  18, 1996  between  Alaska  Airlines,
              Inc.  and Boeing for the  purchase of 12 Boeing 737-400 aircraft
              (Exhibit 10.1 to Third Quarter 1996 10-Q)
    #10.8     Agreement  dated August 28, 1996 between  Horizon Air  Industries,
              Inc. and  Bombardier for the purchase of 25 de Havilland Dash 8-
              200 aircraft (Exhibit 10.2 to Third Quarter 1996 10-Q)
     10.9     Supplemental  retirement plan  arrangement  between Horizon Air
              Industries,  Inc. and George D. Bagley (1996 Proxy Statement)
    10.10     Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan
              (Registration Statement 333-09547)
    10.11     Alaska Air Group, Inc. Non Employee Director Stock Plan
              (Registration Statement 333-33727)
    10.12     Alaska Air Group, Inc. Profit Sharing Stock Purchase Plan
              (Registration Statement 333-39889)
    10.13     Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity
              Plan (Registration Statement 333-39899)
    10.14     Alaska Air Group, Inc. Supplementary Retirement Plan for Elected
              Officers (Exhibit 10.15 to 1997 10-K)
    10.15     1995 Elected Officers Supplementary Retirement Plan (Exhibit 10.16
              to 1997 10-K)
   #10.16     Agreement  dated  December 21, 1998 between  Horizon Air
              Industries,  Inc. and  Bombardier for the purchase of 25 Canadair regional jets series 700 aircraft
    10.17     Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan
              (Registration Statement 333-87563)
   *10.18     Alaska Air Group, Inc. Change of Control Agreement dated 27
              October 1999
      *12     Calculation of Ratio of Earnings to Fixed Charges
       21     Subsidiaries of the Registrant (Exhibit 22-01 to 1987 10-K)
      *23     Consent of Arthur Andersen LLP
      *27     Financial Data Schedule

* Filed herewith.
# Confidential treatment was granted as to a portion of this document.