Form 10-Q
period 2000-03-31
ALASKA AIR GROUP INC
filed 2000-05-10
CIK 766421

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000.
                                        OR
/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes / X /    No /   /

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes /   /     No /   /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The registrant has 26,439,190 common shares, par value $1.00, outstanding at March 31, 2000.

PART I. FINANCIAL STATEMENTS

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEET (UNAUDITED)
Alaska Air Group, Inc.


ASSETS
--------------------------------------------------------------------------     ------------------
                                                             December 31,              MARCH 31,
(In Millions)                                                        1999                   2000
--------------------------------------------------------------------------     ------------------

CURRENT ASSETS
Cash and cash equivalents                                          $132.5                 $125.6
Marketable securities                                               196.5                  147.4
Receivables - net                                                    74.6                   99.4
Inventories and supplies                                             54.3                   57.7
Prepaid expenses and other assets                                   124.0                  166.9
--------------------------------------------------------------------------     ------------------
Total Current Assets                                                581.9                  597.0
--------------------------------------------------------------------------     ------------------

PROPERTY AND EQUIPMENT
Flight equipment                                                  1,386.6                1,422.3
Other property and equipment                                        337.2                  363.7
Deposits for future flight equipment                                217.7                  245.7
--------------------------------------------------------------------------     ------------------
                                                                  1,941.5                2,031.7
Less accumulated depreciation and amortization                      486.7                  507.8
--------------------------------------------------------------------------     ------------------
                                                                  1,454.8                1,523.9
--------------------------------------------------------------------------     ------------------
Capital Leases:
Flight and other equipment                                           44.4                   44.4
Less accumulated amortization                                        31.8                   32.3
--------------------------------------------------------------------------     ------------------
                                                                     12.6                   12.1
--------------------------------------------------------------------------     ------------------
TOTAL PROPERTY AND EQUIPMENT - NET                                1,467.4                1,536.0
--------------------------------------------------------------------------     ------------------

Intangible Assets - Subsidiaries                                     55.5                   55.0
--------------------------------------------------------------------------     ------------------

Other Assets                                                         75.3                   35.6
--------------------------------------------------------------------------     ------------------

TOTAL ASSETS                                                     $2,180.1               $2,223.6
==========================================================================     ==================


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET (UNAUDITED)
Alaska Air Group, Inc.


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------     ------------------
                                                             December 31,              MARCH 31,
(In Millions Except Share Amounts)                                   1999                   2000
--------------------------------------------------------------------------     ------------------

CURRENT LIABILITIES
Accounts payable                                                   $104.2                 $112.4
Accrued aircraft rent                                                81.8                   66.5
Accrued wages, vacation and payroll taxes                            83.0                   64.7
Other accrued liabilities                                            99.5                  133.7
Air traffic liability                                               183.7                  252.7
Current portion of long-term debt and
  capital lease obligations                                          66.5                   97.0
--------------------------------------------------------------------------     ------------------
TOTAL CURRENT LIABILITIES                                           618.7                  727.0
--------------------------------------------------------------------------     ------------------

Long-Term Debt and Capital Lease Obligations                        337.0                  300.1
--------------------------------------------------------------------------     ------------------
Other Liabilities and Credits
Deferred income taxes                                               144.0                  136.8
Deferred income                                                      37.4                   36.4
Other liabilities                                                   112.3                   99.1
--------------------------------------------------------------------------     ------------------
                                                                    293.7                  272.3
--------------------------------------------------------------------------     ------------------
SHAREHOLDERS' EQUITY
Common stock, $1 par value
  Authorized:      100,000,000 shares
  Issued: 1999 -  29,157,108 shares
               2000 -  29,185,494 shares                             29.2                   29.2
  Capital in excess of par value                                    480.0                  480.8
  Treasury stock, at cost: 1999 - 2,746,304 shares
                           2000 - 2,746,304 shares                  (62.7)                 (62.7)
Deferred compensation                                                (0.6)                  (0.4)
Retained earnings                                                   484.8                  477.3
--------------------------------------------------------------------------     ------------------
                                                                    930.7                  924.2
--------------------------------------------------------------------------     ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $2,180.1               $2,223.6
==========================================================================     ==================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
Alaska Air Group, Inc.


------------------------------------------------------------------------     --------------
Three Months Ended March 31
(In Millions Except Per Share Amounts)                             1999               2000
------------------------------------------------------------------------     --------------

OPERATING REVENUES
Passenger                                                        $419.4             $450.6
Freight and mail                                                   20.7               20.3
Other - net                                                        21.1               21.6
------------------------------------------------------------------------     --------------
TOTAL OPERATING REVENUES                                          461.2              492.5
------------------------------------------------------------------------     --------------
OPERATING EXPENSES
Wages and benefits                                                151.9              171.0
Contracted services                                                15.6               17.7
Aircraft fuel                                                      42.9               90.1
Aircraft maintenance                                               35.4               40.2
Aircraft rent                                                      51.3               46.4
Food and beverage service                                          12.4               12.9
Commissions                                                        23.7               16.5
Other selling expenses                                             24.6               26.2
Depreciation and amortization                                      19.7               23.0
Loss (gain) on sale of assets                                       0.1               (0.1)
Landing fees and other rentals                                     22.2               22.4
Other                                                              32.8               40.0
------------------------------------------------------------------------     --------------
TOTAL OPERATING EXPENSES                                          432.6              506.3
------------------------------------------------------------------------     --------------
OPERATING INCOME (LOSS)                                            28.6              (13.8)
------------------------------------------------------------------------     --------------
NONOPERATING INCOME (EXPENSE)
Interest income                                                     4.7                5.2
Interest expense                                                   (3.8)              (7.9)
Interest capitalized                                                2.2                3.4
Other - net                                                         1.7                0.5
------------------------------------------------------------------------     --------------
                                                                    4.8                1.2
------------------------------------------------------------------------     --------------
Income (loss) before income tax                                    33.4              (12.6)
INCOME TAX EXPENSE (CREDIT)                                        13.2               (5.1)
------------------------------------------------------------------------     --------------
NET INCOME (LOSS)                                                 $20.2              $(7.5)
========================================================================     ==============

BASIC EARNINGS (LOSS) PER SHARE                                   $0.77             $(0.28)
========================================================================     ==============
Diluted Earnings (Loss) Per Share                                 $0.76             $(0.28)
========================================================================     ==============
Shares used for computation:
  Basic                                                          26.313             26.426
  Diluted                                                        26.504             26.426


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
Alaska Air Group, Inc.


------------------------------------------------------------------------------------------------------------------------
                                           COMMON             Capital in   Treasury    Deferred
                                           SHARES    Common    Excess of      Stock     Compen-     Retained
(In Millions)                         OUTSTANDING     Stock    Par Value    at Cost      sation     Earnings      Total
------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1999              26.411     $29.2       $480.0     $(62.7)      $(0.6)      $484.8     $930.7
------------------------------------------------------------------------------------------------------------------------
Net loss for the three months
  ended March 31, 2000                                                                                  (7.5)      (7.5)
Stock issued under stock plans              0.028       0.0          0.8        0.0                                 0.8
Employee Stock Ownership Plan
  shares allocated                                                                          0.2                     0.2
------------------------------------------------------------------------------------------------------------------------

BALANCES AT MARCH 31, 2000                 26.439     $29.2       $480.8     $(62.7)      $(0.4)      $477.3     $924.2
========================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.


-----------------------------------------------------------------------------------     -----------------
Three Months Ended March 31  (In Millions)                                    1999                  2000
-----------------------------------------------------------------------------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $20.2                 $(7.5)
Adjustments to reconcile net income (loss) to cash:
   Depreciation and amortization                                              19.7                  23.0
   Amortization of airframe and engine overhauls                              11.1                  12.5
   Loss (gain) on sale of assets                                               0.1                  (0.1)
   Deferred income taxes                                                      12.3                  (7.2)
   Increase in accounts receivable                                           (20.2)                (24.8)
   Increase in other current assets                                          (10.1)                 (8.1)
   Increase in air traffic liability                                          55.3                  69.0
   Increase (decrease) in other current liabilities                          (13.7)                  8.8
   Other-net                                                                   1.6                 (15.4)
-----------------------------------------------------------------------------------     -----------------
Net cash provided by operating activities                                     76.3                  50.2
-----------------------------------------------------------------------------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities                                           (25.7)                 (1.5)
Sales and maturities of marketable securities                                 74.6                  50.6
Additions to flight equipment deposits                                       (24.1)                (41.0)
Additions to property and equipment                                          (71.2)                (60.8)
Restricted deposits and other                                                  3.1                   1.2
-----------------------------------------------------------------------------------     -----------------
Net cash used in investing activities                                        (43.3)                (51.5)
-----------------------------------------------------------------------------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt and capital lease payments                                     (6.3)                 (6.4)
Proceeds from issuance of common stock                                         5.0                   0.8
-----------------------------------------------------------------------------------     -----------------
Net cash used in financing activities                                         (1.3)                 (5.6)
-----------------------------------------------------------------------------------     -----------------
Net increase (decrease) in cash and cash equivalents                          31.7                  (6.9)
Cash and cash equivalents at beginning of period                              29.4                 132.5
-----------------------------------------------------------------------------------     -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $61.1                $125.6
===================================================================================     =================
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                                        $2.4                  $0.0
  Income taxes                                                                 4.4                  $1.7
Noncash investing and financing activities                                    None                  NONE


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE THREE MONTHS ENDED MARCH 31, 2000
Alaska Air Group, Inc.

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited financial statements of Alaska Air Group, Inc. (the Company or Air Group) include the accounts of its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). These statements should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 1999. They include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature.

NOTE 2.         PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2000, other current assets included $38.3 million of restricted deposits which will be used to pay certain current liabilities. At December 31, 1999, these deposits were included with other assets. These deposits are yen-denominated investments that are held to repay yen-denominated borrowings that are due in the next 12 months.

NOTE 3.         OTHER ACCRUED LIABILITIES

The frequent flyer award liability at December 31, 1999 and March 31, 2000 was $40.0 million and $44.5 million, respectively.

NOTE 4. EARNINGS PER SHARE (SEE NOTE 9 TO CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 1999)

Earnings per share (EPS) calculations for the three months ended March 31 were as follows, (in millions except per share amounts):


---------------------------------------------------------------------------------------------
                                                            1999                    2000
---------------------------------------------------------------------------------------------

Net income (loss)                                          $20.2                  $(7.5)
Avg. shares outstanding                                   26.313                  26.426
---------------------------------------------------------------------------------------------
Basic earnings (loss)per share                            $0.77                   $(0.28)
=============================================================================================

Avg. shares outstanding                                   26.313                  26.426
Assumed exercise of stock options                          0.191                     --
---------------------------------------------------------------------------------------------
Diluted EPS shares                                        26.504                  26.426
---------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                          $0.76                  $(0.28)
=============================================================================================


NOTE 5. OPERATING SEGMENT INFORMATION (SEE NOTE 11 TO CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 1999)

Operating segment information for Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon) for the three months ended March 31 was as follows (in millions):


---------------------------------------------------------------------------------------------
                                                          1999                      2000
---------------------------------------------------------------------------------------------

Operating revenues:
   Alaska                                               $371.9                    $394.3
   Horizon                                                93.0                     101.5
   Elimination of
    intercompany revenues                                 (3.7)                     (3.3)
---------------------------------------------------------------------------------------------
   Consolidated                                          461.2                     492.5
=============================================================================================
Pretax income (loss):
   Alaska                                                 30.8                     (10.9)
   Horizon                                                 3.0                      (1.4)
   Air Group                                              (0.4)                     (0.3)
---------------------------------------------------------------------------------------------
   Consolidated                                           33.4                     (12.6)
=============================================================================================
Total assets at end of period:
   Alaska                                              1,626.3                   2,037.2
   Horizon                                               202.7                     242.2
   Air Group                                             814.9                     939.0
   Elimination of
    intercompany accounts                               (835.2)                   (994.8)
---------------------------------------------------------------------------------------------
   Consolidated                                        1,808.7                   2,223.6
=============================================================================================


                 ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA


                                                   Three Months Ended March 31
                                             ---------------------------------------
                                                                                 %
FINANCIAL DATA (IN MILLIONS):                       1999        2000        Change
                                                    -----       -----       ------

Operating Revenues:
Passenger                                          $335.0      $355.6          6.1
Freight and mail                                     18.0        17.8         (1.1)
Other - net                                          18.9        20.9         10.6
                                             -------------------------
Total Operating Revenues                            371.9       394.3          6.0
                                             -------------------------

Operating Expenses:
Wages and benefits                                  119.8       138.6         15.7
Employee profit sharing                               3.0         0.0       (100.0)
Contracted services                                  13.5        15.2         12.6
Aircraft fuel                                        35.4        73.8        108.5
Aircraft maintenance                                 23.0        28.4         23.5
Aircraft rent                                        40.5        35.8        (11.6)
Food and beverage service                            11.8        12.1          2.5
Commissions                                          22.1        15.6        (29.4)
Other selling expenses                               19.4        20.4          5.2
Depreciation and amortization                        15.9        18.6         17.0
Loss on sale of assets                                0.1         0.0           NM
Landing fees and other rentals                       16.7        17.0          1.8
Other                                                24.6        31.0         26.0
                                             -------------------------
Total Operating Expenses                            345.8       406.5         17.6
                                             -------------------------

Operating Income (Loss)                              26.1       (12.2)
                                             -------------------------

Interest income                                       5.2         6.1
Interest expense                                     (3.8)       (7.9)
Interest capitalized                                  1.7         2.6
Other - net                                           1.6         0.5
                                             -------------------------
                                                      4.7         1.3
                                             -------------------------

Income (Loss) Before Income Tax                     $30.8      $(10.9)
                                             =========================

OPERATING STATISTICS:
Revenue passengers (000)                            3,072       3,168        3.1
RPMs (000,000)                                      2,701       2,814        4.2
ASMs (000,000)                                      4,117       4,231         2.8
Passenger load factor                               65.6%       66.5%         0.9 pts
Breakeven load factor                               59.9%       70.1%        10.2 pts
Yield per passenger mile                           12.40CENTS   12.64CENTS    1.9
Operating revenue per ASM                           9.03CENTS    9.32CENTS    3.2
Operating expenses per ASM                          8.40CENTS    9.61CENTS   14.4
Fuel cost per gallon                                48.5CENTS   99.1CENTS   104.6
Fuel gallons (000,000)                               73.1        74.5         1.9
Average number of employees                         8,885       9,279         4.4
Aircraft utilization (block hours/day)               11.1        10.9        (1.8)
Operating fleet at period-end                          86          89         3.5
NM = Not Meaningful


                      HORIZON AIR FINANCIAL AND STATISTICAL DATA


                                                     Three Months Ended March 31
                                             -----------------------------------------
                                                                                 %
FINANCIAL DATA (IN MILLIONS):                       1999        2000        Change
                                                    -----       -----       ------

Operating Revenues:
Passenger                                           $87.3       $97.5         11.7
Freight and mail                                      2.7         2.5         (7.4)
Other - net                                           3.0         1.5        (50.0)
                                             -------------------------
Total Operating Revenues                             93.0       101.5          9.1
                                             -------------------------

Operating Expenses:
Wages and benefits                                   28.6        32.4         13.3
Employee profit sharing                               0.5         0.0       (100.0)
Contracted services                                   2.6         3.1         19.2
Aircraft fuel                                         7.5        16.3        117.3
Aircraft maintenance                                 12.5        11.8         (5.6)
Aircraft rent                                        10.8        10.6         (1.9)
Food and beverage service                             0.6         0.8         33.3
Commissions                                           4.5         3.4        (24.4)
Other selling expenses                                5.3         5.8          9.4
Depreciation and amortization                         3.8         4.3         13.2
Loss (gain) on sale of assets                         0.0        (0.1)          NM
Landing fees and other rentals                        5.5         5.7          3.6
Other                                                 7.9         8.9         12.7
                                             -------------------------
Total Operating Expenses                             90.1       103.0         14.3
                                             -------------------------

Operating Income                                      2.9        (1.5)
                                             -------------------------

Interest expense                                     (0.5)       (0.8)
Interest capitalized                                  0.5         0.8
Other - net                                           0.1         0.1
                                             -------------------------
                                                      0.1         0.1
                                             -------------------------

Income Before Income Tax                             $3.0       $(1.4)
                                             =========================

OPERATING STATISTICS:
Revenue passengers (000)                            1,146       1,190          3.9
RPMs (000,000)                                        301         329          9.5
ASMs (000,000)                                        501         551         10.0
Passenger load factor                               60.0%       59.7%         (0.3)pts
Breakeven load factor                               57.8%       60.7%          2.9 pts
Yield per passenger mile                           29.04CENTS   29.62CENTS     2.0
Operating revenue per ASM                          18.54CENTS   18.41CENTS    (0.7)
Operating expenses per ASM                         17.97CENTS   18.68CENTS     4.0
Fuel cost per gallon                                51.0CENTS  101.6CENTS     99.4
Fuel gallons (000,000)                               14.8       16.0           8.1
Average number of employees                         3,305       3,617          9.5
Aircraft utilization (block hours/day)                7.8         8.1          3.8
Operating fleet at period-end                          61          62          1.6
NM = Not Meaningful


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as "will", "should", "the Company believes", "we expect" or any other language indicating a prediction of future events. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, please see Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS
FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999
The consolidated net loss for the first quarter of 2000 was $7.5 million, or $0.28 per share (diluted), compared with a net income of $20.2 million, or $0.76 per share, in 1999. The consolidated operating loss for the first quarter of 2000 was $13.8 million compared to an operating income of $28.6 million for 1999. The $42.4 million reduction in operating income was essentially all due to higher fuel prices. Financial and statistical data for Alaska and Horizon is shown on pages 9 and 10. A discussion of this data follows.

ALASKA AIRLINES
REVENUES
Capacity increased by 2.8% primarily due to additional flights in the Southern California, Mexico and Arizona markets. Traffic grew by 4.2%, resulting in a 0.9 point increase in passenger load factor. The Canada and Northern California markets experienced the largest increases in load factor. Passenger yields were up 1.9%, primarily due to fuel-related fare increases. Yields were up in all major markets, with Canada showing the largest increase. The higher load factor combined with the higher yield resulted in a 3.2% increase in revenue per available seat mile (ASM). The combined result of the 2.8% capacity increase and the 3.2% revenue per ASM increase was a 6.1% increase in passenger revenue.

Freight and mail revenues decreased 1.1%, primarily due to lower mail volumes. Other-net revenues increased 10.6%, due to increased revenue from travel partners in Alaska's frequent flyer program.

EXPENSES
Operating expenses grew by 17.6 % as a result of a 14.4% increase in cost per ASM. The increase in cost per ASM was primarily due to higher fuel prices. Without the higher fuel prices, cost per ASM would have increased 5.3%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

- Wages and benefits increased 15.7% due to a 4.4% increase in the number of employees combined with a 10.8% increase in average wages and benefits per employee. Employees were added in all areas to service the 3.1% increase in passengers carried. New labor contracts, step increases for pilots, and annual merit raises for management employees all contributed to the higher wage rates.

- Contracted services increased 13% due to higher security costs, higher rates for ground handling services and increased navigation fees in Canada and Mexico.

- Fuel expense increased 109%, primarily due to a 105% increase in the price of fuel. The fuel consumption rate decreased 3.0% due to the use of more fuel efficient B737-700 aircraft.

- Maintenance expense increased 24%, exceeding the 4% increase in block hours, due to increased airframe component and engine overhaul expense, and higher costs for landing gear repairs.

- Aircraft rent expense decreased 12%, due to leasing four fewer MD-80 aircraft and two fewer B737-400 aircraft.

-        Commission expense decreased 29% on a 6% increase in passenger revenue.
         In 2000, 66% of ticket sales were made through travel agents, versus 69% in 1999. In 2000, 9% of ticket sales were made through Alaska's Internet web site versus 4% in 1999. In addition, the commission rate paid to travel agents decreased from 8% to 5%.

- Depreciation increased 17%, primarily due to owning 10 more aircraft in 2000.

- Other expense increased 26%, primarily due to higher expenditures for operating supplies, insurance, flight crew hotels, legal fees, passenger remuneration and recruiting.

HORIZON AIR
REVENUES
Capacity grew by 10.0%, primarily due to added flights in the Canada, and California markets. Traffic grew by 9.5%, resulting in a 0.3 point decrease in passenger load factor. Passenger yields were up 2.0%, largely due to "fuel surcharge" fare increases. Passenger revenues increased 11.7%, slightly more than the 10.0% increase in capacity.

Other-net revenues decreased 50%, or $1.5 million, primarily due to recording revenues related to aircraft manufacturer's support during the first quarter of 1999.

EXPENSES
Operating expenses grew by 14.3% as a result of a 10.0% increase in capacity and a 4.0% increase in cost per ASM. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

- Wages and benefits increased 13.3% due to a 9.5% increase in the number of employees combined with a 3.5% increase in average wages and benefits per employee. Employees were added in all areas to provide 7.8% more block hours of flying and to service the 3.9% increase in passengers carried.

- Contracted services increased 19%, higher than the 10% increase in capacity, due to higher ground handling charges, increased navigation fees in Canada, and higher security charges.

- Fuel expense increased 117%, due to an 8% increase in fuel consumption combined with a 99% increase in the price of fuel.

- Maintenance expense included a $1.5 million leased aircraft return credit for 2000. Absent this credit, maintenance expense would have increased 6%.

- Commission expense decreased 24% on a 12% increase in passenger revenue, because a smaller percentage of sales were made through travel agents and commission rates dropped from 8% to 5%.

- Depreciation and amortization expense increased 13%, primarily due to added depreciation on aircraft spare parts and station equipment.

CONSOLIDATED NONOPERATING INCOME (EXPENSE) Net nonoperating income decreased $3.6 million, primarily due to higher interest expense resulting from new debt incurred in late 1999.

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.


------------------------------------------------------------------------------------------------------------------
                                             December 31, 1999                  MARCH 31, 2000         Change
------------------------------------------------------------------------------------------------------------------
                            (In millions, except debt-to-equity and per share amounts)

Cash and marketable securities                     $329.0                            $273.0            $(56.0)
Working capital (deficit)                           (36.8)                           (130.0)            (93.2)
Long-term debt and
 capital lease obligations                          337.0                             300.1             (36.9)
Shareholders' equity                                930.7                             924.2              (6.5)
Book value per common share                         $35.24                            $34.96            $(0.28)
Debt-to-capital                                   27%:73%                          25%:75%                NA
Debt-to-capital assuming aircraft
operating leases are capitalized
at seven times annualized rent                    64%:36%                          63%:37%                NA
------------------------------------------------------------------------------------------------------------------



The Company's cash and marketable securities portfolio decreased by $56 million during the first three months of 2000. Operating activities provided $50 million of cash during this period. Cash was used for $102 million of capital expenditures, including the purchase of one new Boeing 737 aircraft, flight equipment deposits and airframe and engine overhauls, and for $6 million of debt repayment.

Shareholders' equity decreased $6.5 million due to the net loss of $7.5 million.

AIRCRAFT ACCIDENT On January 31, 2000, Alaska Airlines flight 261 from Puerto Vallarta en route to San Francisco, went down in the water off the coast of California near Point Mugu. The flight carried 83 passengers and five crew members. There were no survivors. Consistent with industry standards, the Company maintains insurance against aircraft accidents. The Company expects substantially all accident response and civil litigation costs to be covered by insurance. However, any aircraft accident, even if fully insured, could cause a negative public perception of the Company with adverse financial consequences. Principally as a result of added maintenance inspections Alaska carried out after the accident, Alaska estimates that it canceled 6% of its flights in February and 3% of its flights in March.

SAFETY ACTIVITIES In March 2000, to enhance existing lines of communication, Alaska established a "safety hotline" for employees to contact the chairman's office directly regarding any safety concern. In April 2000, an independent team of outside safety experts began a full audit of the maintenance, flight operations, hazardous materials handling and security areas of Alaska. The audit is expected to take two months. In addition, Alaska is in the process of hiring a vice president of safety, who will report directly to the chairman.

COMMITMENTS As of April 2000, the Company had firm orders for 65 aircraft requiring aggregate payments of approximately $1.5 billion, as set forth below. In addition, Alaska has options to acquire 26 more B737s and Horizon has options to acquire 15 Dash 8-400s and 25 CRJ 700s. Alaska and Horizon expect to finance the new planes with either leases, long-term debt or internally generated cash.


                                                                                            DELIVERY PERIOD - FIRM ORDERS
--------------------------------------------------------------------------------------------------------------------------------
AIRCRAFT                                   2000         2001         2002         2003         2004         2005         TOTAL
--------------------------------------------------------------------------------------------------------------------------------

Boeing 737-700                                6            3           --           --           --           --             9
Boeing 737-900                               --            6            5           --           --           --            11
de Havilland Dash 8-400                       3           12           --           --           --           --            15
--------------------------------------------------------------------------------------------------------------------------------
Canadair RJ 700                              --           --            8            6           14            2            30
--------------------------------------------------------------------------------------------------------------------------------
Total                                         9           21           13            6           14            2            65
================================================================================================================================
Payments (Millions)                        $311         $416         $298         $168         $262          $34        $1,489
================================================================================================================================



RECENT ACCOUNTING DEVELOPMENTS   In December 1999, the Securities and Exchange
Commission issued Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 gives specific guidance on the conditions that must be met before revenue may be recognized. In March 2000, the SEC issued SAB 101A that permits the Company to implement SAB 101 in the second quarter of 2000. Four major U.S. airlines have adopted SAB 101 in the first quarter of 2000 and changed their method of accounting for the sale of frequent flyer miles. Alaska believes that SAB 101 also applies to its sale of frequent flyer miles. As a result, Alaska expects to implement SAB 101 during the second quarter of 2000 and change its method of revenue recognition for the sale of mileage credits. The portion of the proceeds from sales of miles that represents Alaska's obligation to provide future travel on Alaska will be deferred and recognized as a component of passenger revenue when the service is rendered. The portion of the proceeds from sales of miles that represents Alaska's obligation to provide future travel on other airline partners will be recorded as a liability to those partners. The remaining portion of the sales proceeds will continue to be recognized immediately as part of other operating revenues. During the second quarter of 2000, Alaska plans to recognize the cumulative effect of adopting SAB 101 as a change in accounting principle as of January 1, 2000.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
In December 1998, search warrants and a grand jury subpoena (for the U.S. District Court for the Northern District of California) were served on Alaska, initiating an investigation into the Company's Oakland maintenance base by the U.S. Attorney for the Northern District of California.

In addition, the Federal Aviation Administration (FAA) issued a letter of investigation to Alaska relating to maintenance performed on an MD-80 aircraft. In April 1999, the FAA issued a notice of proposed civil penalty for $44,000. In July 1999, Alaska responded informally to the notice, disputing that any violation occurred, and to date the FAA has not taken any further action. In November 1999, the grand jury issued a second subpoena on Alaska. The Company understands that information developed by the National Transportation Safety Board in connection with the crash of flight 261 on January 31, 2000 is being shared with the U.S. Attorney and that the U.S. Attorney will use this information to evaluate whether any crimes were committed in connection with flight 261. On May 9, 2000 the U.S. Attorney issued a subpoena for records relating to the aircraft involved in the flight 261 accident. To the Company's knowledge, no charges have been filed as a result of the grand jury investigation.

Alaska is currently a defendant in several lawsuits relating to flight 261. The Company is unable to predict the amount of claims that may ultimately be made against it or how those claims might be resolved. Consistent with industry standards, the Company maintains insurance against aircraft accidents. In
April 2000, the FAA began an audit of Alaska's maintenance and flight operations departments to ensure adherence to mandated procedures. The FAA has completed the on-site portion of its inspection. During the audit, the FAA requested that Alaska take several actions, which Alaska has done or is currently implementing. The Company has not been informed what further actions, if any, the FAA intends to take as a result of its inspection.

The Company cannot predict the outcome of any of the pending civil or potential criminal proceedings described above. As a result, the Company can give no assurance that these proceedings, if determined adversely to Alaska, would not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 5.  OTHER INFORMATION
ALLIANCES WITH OTHER AIRLINES
During February, 2000, Canadian Airlines gave notice to Alaska that it is canceling its marketing alliance with Alaska effective in August 2000 due to it's merger with Air Canada.

EMPLOYEES
During the first quarter of 1999, a federal mediator was assigned to assist Horizon and the International Brotherhood of Teamsters in the negotiation of an initial labor contract covering approximately 600 pilots. Negotiations have taken place since then and further negotiations are planned for the second quarter of 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibit 3.(ii) - Bylaws of Alaska Air Group, Inc., as amended through January 26, 2000 Exhibit 27 - Financial data schedule.
(b) On February 9, 2000 a report on Form 8-K was filed discussing the crash of Alaska flight 261.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ALASKA AIR GROUP, INC.
--------------------------------------------
Registrant

Date:  May 9, 2000



/s/ John F. Kelly
--------------------------------------------
John F. Kelly
Chairman, President and Chief Executive Officer



/s/ Bradley D. Tilden
--------------------------------------------
Bradley D. Tilden
Vice President/Finance and Chief Financial Officer