Form 10-Q
period 2000-06-30
ALASKA AIR GROUP INC
filed 2000-08-10
CIK 766421

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

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

       Registrant's telephone number, including area code: (206) 431-7040

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                    -----      -----

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

     The registrant has 26,444,019 common shares, par value $1.00, outstanding at June 30, 2000.

PART I. FINANCIAL STATEMENTS
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEET (UNAUDITED)
Alaska Air Group, Inc.



ASSETS
----------------------------------------------------------------------------------------------
                                                            December 31,              June 30,
(In Millions)                                                       1999                  2000
----------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                         $132.5                $119.9
Marketable securities                                              196.5                 159.7
Receivables - net                                                   74.6                 104.8
Inventories and supplies                                            54.3                  59.7
Prepaid expenses and other assets                                  124.0                 161.8
----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                               581.9                 605.9
----------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
Flight equipment                                                 1,386.6               1,493.1
Other property and equipment                                       337.2                 371.9
Deposits for future flight equipment                               217.7                 241.2
----------------------------------------------------------------------------------------------
                                                                 1,941.5               2,106.2
Less accumulated depreciation and amortization                     486.7                 517.1
----------------------------------------------------------------------------------------------
                                                                 1,454.8               1,589.1
----------------------------------------------------------------------------------------------
Capital leases:
Flight and other equipment                                          44.4                  44.4
Less accumulated amortization                                       31.8                  32.8
----------------------------------------------------------------------------------------------
                                                                    12.6                  11.6
----------------------------------------------------------------------------------------------
TOTAL PROPERTY AND EQUIPMENT - NET                               1,467.4               1,600.7
----------------------------------------------------------------------------------------------

Intangible Assets - Subsidiaries                                    55.5                  54.5
----------------------------------------------------------------------------------------------

Other Assets                                                        75.3                  36.6
----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                    $2,180.1              $2,297.7
==============================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET (UNAUDITED)
Alaska Air Group, Inc.



LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
                                                            December 31,              June 30,
(In Millions Except Share Amounts)                                  1999                  2000
----------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                  $104.2                $115.0
Accrued aircraft rent                                               81.8                  76.5
Accrued wages, vacation and payroll taxes                           83.0                  65.0
Other accrued liabilities                                           99.5                 143.8
Air traffic liability                                              183.7                 265.5
Current portion of long-term debt and
  capital lease obligations                                         66.5                  94.9
----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                          618.7                 760.7
----------------------------------------------------------------------------------------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                       337.0                 294.0
----------------------------------------------------------------------------------------------
OTHER LIABILITIES AND CREDITS
Deferred income taxes                                              144.0                 105.9
Deferred income                                                     37.4                 121.4
Other liabilities                                                  112.3                 140.9
----------------------------------------------------------------------------------------------
                                                                   293.7                 368.2
----------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock, $1 par value
  Authorized:      100,000,000 shares
  Issued: 1999 -  29,157,108 shares
          2000 -  29,187,769 shares                                 29.2                  29.2
  Capital in excess of par value                                   480.0                 480.8
  Treasury stock, at cost: 1999 - 2,746,304 shares
                           2000 - 2,743,750 shares                 (62.7)                (62.7)
Deferred compensation                                               (0.6)                    -
Retained earnings                                                  484.8                 427.5
----------------------------------------------------------------------------------------------
                                                                   930.7                 874.8
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $2,180.1              $2,297.7
==============================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
Alaska Air Group, Inc.


----------------------------------------------------------------------------------------------------
Three Months Ended June 30
(In Millions except Per share Amounts)                                       1999               2000
----------------------------------------------------------------------------------------------------
OPERATING REVENUES
Passenger                                                                  $483.6             $515.0
Freight and mail                                                             23.4               23.2
Other - net                                                                  22.7               14.6
----------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                                                    529.7              552.8
----------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Wages and benefits                                                          162.7              175.8
Contracted services                                                          15.3               17.9
Aircraft fuel                                                                59.7               83.1
Aircraft maintenance                                                         32.7               45.4
Aircraft rent                                                                50.4               46.7
Food and beverage service                                                    12.8               13.2
Commissions                                                                  26.3               17.2
Other selling expenses                                                       26.1               29.0
Depreciation and amortization                                                20.6               24.4
Loss (gain) on sale of assets                                                 0.1               (0.4)
Landing fees and other rentals                                               22.1               23.9
Other                                                                        35.6               39.5
Special charge - Mileage Plan                                                   -               24.0
----------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                    464.4              539.7
----------------------------------------------------------------------------------------------------
OPERATING INCOME                                                             65.3               13.1
----------------------------------------------------------------------------------------------------
NONOPERATING INCOME (EXPENSE)
Interest income                                                               5.2                5.2
Interest expense                                                             (3.7)              (7.9)
Interest capitalized                                                          2.3                3.8
Other - net                                                                   1.0                0.6
----------------------------------------------------------------------------------------------------
                                                                              4.8                1.7
----------------------------------------------------------------------------------------------------
Income before income tax                                                     70.1               14.8
Income tax expense                                                           28.0                6.0
----------------------------------------------------------------------------------------------------
NET INCOME                                                                  $42.1               $8.8
====================================================================================================
BASIC EARNINGS PER SHARE                                                    $1.60              $0.33
====================================================================================================
DILUTED EARNINGS PER SHARE                                                  $1.59              $0.33
====================================================================================================
Shares used for computation:
  Basic                                                                    26.374             26.442
  Diluted                                                                  26.521             26.498


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
Alaska Air Group, Inc.


----------------------------------------------------------------------------------------------------
Six Months Ended June 30
(In Millions Except Per Share Amounts)                                       1999               2000
----------------------------------------------------------------------------------------------------
OPERATING REVENUES
Passenger                                                                  $903.0             $970.1
Freight and mail                                                             44.1               43.5
Other - net                                                                  43.8               28.9
----------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                                                    990.9            1,042.5
----------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Wages and benefits                                                          314.6              346.8
Contracted services                                                          30.9               35.6
Aircraft fuel                                                               102.6              173.2
Aircraft maintenance                                                         68.1               85.6
Aircraft rent                                                               101.7               93.1
Food and beverage service                                                    25.2               26.1
Commissions                                                                  50.0               33.7
Other selling expenses                                                       50.7               55.2
Depreciation and amortization                                                40.3               47.4
Loss (gain) on sale of assets                                                 0.2               (0.5)
Landing fees and other rentals                                               44.3               46.3
Other                                                                        68.4               79.5
Special charge - Mileage Plan                                                   -               24.0
----------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                    897.0            1,046.0
----------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                      93.9               (3.5)
----------------------------------------------------------------------------------------------------
NONOPERATING INCOME (EXPENSE)
Interest income                                                               9.9               10.4
Interest expense                                                             (7.5)             (15.8)
Interest capitalized                                                          4.5                7.2
Other - net                                                                   2.7                1.1
----------------------------------------------------------------------------------------------------
                                                                              9.6                2.9
----------------------------------------------------------------------------------------------------
Income (loss) before income tax and accounting change                       103.5               (0.6)
Income tax expense (credit)                                                  41.2               (0.2)
----------------------------------------------------------------------------------------------------
Income (loss) before accounting change                                       62.3               (0.4)
Cumulative effect of accounting change,
 net of income taxes of $35.6 million                                           -              (56.9)
----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                           $62.3             $(57.3)
====================================================================================================
BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) before accounting change                                    $2.36             $(0.02)
  Cumulative effect of accounting change                                        -              (2.15)
----------------------------------------------------------------------------------------------------
  Net Income (Loss)                                                         $2.36             $(2.17)
====================================================================================================
DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) before accounting change                                    $2.35             $(0.02)
  Cumulative effect of accounting change                                        -              (2.15)
----------------------------------------------------------------------------------------------------
  Net Income (Loss)                                                         $2.35             $(2.17)
====================================================================================================
Shares used for computation:
  Basic                                                                    26.344             26.432
  Diluted                                                                  26.482             26.432


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
Alaska Air Group, Inc.

---------------------------------------------------------------------------------------------------------------------------------
                                         Common                  Capital in      Treasury     Deferred
                                         Shares       Common      Excess of         Stock      Compen-      Retained
(In Millions)                       Outstanding        Stock      Par Value       at Cost       sation      Earnings        Total
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999            26.411        $29.2         $480.0       $(62.7)       $(0.6)        $484.8       $930.7
---------------------------------------------------------------------------------------------------------------------------------
Net loss for the six months
  ended June 30, 2000                                                                                          (57.3)       (57.3)
Stock issued under stock plans            0.033          0.0            0.8                                                   0.8
Employee Stock Ownership Plan
  shares allocated                                                                                0.6                         0.6
---------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 30, 2000                26.444        $29.2         $480.8       $(62.7)       $(0.0)        $427.5       $874.8
=================================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
Alaska Air Group, Inc.



-----------------------------------------------------------------------------------------------
Six Months Ended June 30  (In Millions)                                     1999           2000
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $62.3         $(57.3)
Adjustments to reconcile net income (loss) to cash:
   Cumulative effect of accounting change                                      -           56.9
   Special charge - Mileage Plan                                               -           24.0
   Depreciation and amortization                                            40.3           47.4
   Amortization of airframe and engine overhauls                            24.0           28.4
   Loss (gain) on disposition of assets                                      0.2           (0.5)
   Increase (decrease) in deferred income taxes                             33.6          (38.1)
   Increase in accounts receivable                                         (29.1)         (30.2)
   Increase in other current assets                                         (3.0)          (4.9)
   Increase in air traffic liability                                        75.6           81.8
   Increase in other current liabilities                                    24.7           31.8
   Other-net                                                                 4.1           13.1
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  232.7          152.4
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of assets                                          0.2           37.7
Purchases of marketable securities                                         (54.3)         (81.3)
Sales and maturities of marketable securities                               78.1          118.1
Flight equipment deposits returned                                           2.8              -
Additions to flight equipment deposits                                     (67.1)         (76.1)
Additions to property and equipment                                       (149.0)        (150.5)
Restricted deposits and other                                                0.9            0.9
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (188.4)        (151.2)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt and capital lease payments                                  (11.4)         (14.6)
Proceeds from issuance of common stock                                       5.5            0.8
-----------------------------------------------------------------------------------------------
Net cash used in financing activities                                       (5.9)         (13.8)
-----------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                     38.4          (12.6)
Cash and cash equivalents at beginning of period                            29.4          132.5
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $67.8         $119.9
-----------------------------------------------------------------------------------------------
Supplemental disclosure of cash paid during the period for:
  Interest (net of amount capitalized)                                      $3.3          $10.0
  Income taxes                                                               6.5            1.8
Noncash investing and financing activities                                  None           None


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE SIX MONTHS ENDED JUNE 30, 2000
Alaska Air Group, Inc.


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

NOTE 2.         PREPAID EXPENSES AND OTHER CURRENT ASSETS
At June 30, 2000, other current assets included $38.0 million of restricted deposits that will be used to pay certain current liabilities. At December 31, 1999, these deposits were included with other assets. These deposits are yen-denominated investments that are held to repay yen-denominated borrowings that are due in the next 12 months.

NOTE 3.         OTHER ACCRUED LIABILITIES
The current portion of the frequent flyer award liability, which was $40.0 million at December 31, 1999 and $57.8 million at June 30, 2000, is included with other accrued liabilities.

NOTE 4. EARNINGS PER SHARE (SEE NOTE 9 TO CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 1999)

Earnings per share (EPS) calculations were as follows (in millions except per share amounts):


------------------------------------------------------------------------------------------------
                                    Three Months Ended June 30          Six Months Ended June 30
                                         1999        2000                  1999        2000
------------------------------------------------------------------------------------------------
BASIC
Income before accounting change         $42.1        $8.8               $62.3          $(0.4)
Average shares outstanding             26.374      26.442              26.344         26.432
------------------------------------------------------------------------------------------------
EPS before accounting change            $1.60       $0.33               $2.36         $(0.02)
================================================================================================

DILUTED
Income before accounting change         $42.1        $8.8               $62.3          $(0.4)
Average shares outstanding             26.374      26.442              26.344         26.432
Assumed exercise of stock options        .147        .056                .138              -
------------------------------------------------------------------------------------------------
Diluted EPS shares                     26.521      26.498              26.482         26.432
------------------------------------------------------------------------------------------------
EPS before accounting change            $1.59       $0.33               $2.35         $(0.02)
================================================================================================




The exercise of stock options is excluded for the six months ended June 30, 2000 because their inclusion would be antidilutive. Had they been included, diluted shares would have increased by 0.063 million shares.

NOTE 5. OPERATING SEGMENT INFORMATION (SEE NOTE 11 TO CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 1999)

Operating segment information for Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon) was as follows (in millions):


------------------------------------------------------------------------------------------------
                                    Three Months Ended June 30          Six Months Ended June 30
                                         1999        2000                  1999        2000
------------------------------------------------------------------------------------------------
Operating revenues:
   Alaska                               $428.7       $444.2            $800.6         $835.7
   Horizon                               105.0        112.6             198.0          214.1
   Elimination of
    intercompany revenues                 (4.0)        (4.0)             (7.7)          (7.3)
------------------------------------------------------------------------------------------------
   Consolidated                          529.7        552.8             990.9        1,042.5
================================================================================================

Income (loss) before income tax
and accounting change:
   Alaska                                 60.4          9.9              91.2           (3.8)
   Horizon                                10.2          5.6              13.2            4.2
   Air Group                              (0.5)        (0.7)             (0.9)          (1.0)
------------------------------------------------------------------------------------------------
   Consolidated                           70.1         14.8             103.5           (0.6)
================================================================================================

Total assets at end of period:
   Alaska                              1,733.9      2,099.9           1,733.9        2,099.9
   Horizon                               219.2        248.8             219.2          248.8
   Air Group                             857.6        889.2             857.6          889.2
   Elimination of
    intercompany accounts               (882.0)      (940.2)           (882.0)        (940.2)
------------------------------------------------------------------------------------------------
   Consolidated                        1,928.7      2,297.7           1,928.7        2,297.7
================================================================================================




NOTE 6.         FREQUENT FLYER PROGRAM
(a) CHANGE IN ACCOUNTING PRINCIPLE
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 gives specific guidance on the conditions that must be met before revenue may be recognized, and in June 2000 Alaska changed its method of accounting for the sale of miles in its Mileage Plan. Under the new method, a majority of the sales proceeds is deferred, and recognized when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska and as other revenue-net for awards issued on other airlines. In connection with the change, Alaska recognized a $56.9 million, net of income taxes of $35.6 million, cumulative effect charge effective January 1, 2000. Accordingly, results for the first quarter 2000 have been restated.

(b) SPECIAL CHARGE - MILEAGE PLAN
In June 2000, Alaska recorded a $24.0 million special charge to recognize the increased incremental cost of travel awards earned by flying on Alaska and travel partners. The higher cost is due to an increase in the estimated costs Alaska incurs to acquire awards on other airlines for its Mileage Plan members, as well as lower assumed forfeiture of miles.

(c) NON-CURRENT PORTION OF FREQUENT FLYER LIABILITY
At June 30, 2000, the non-current portion of the frequent flyer award liability is recorded in deferred income ($77.0 million) and in other liabilities ($37.0 million).

(d) RESTATED FIRST QUARTER 2000
The following table shows Alaska Air Group's previously reported results and the restated results for the change in accounting principle for the sale of miles.



-------------------------------------------------------------------------------
                                               1st Quarter 2000
                                           Reported       Restated
-------------------------------------------------------------------------------
                                      (in millions, except per share)
Operating Revenues:
 Passenger                                   $450.6         $455.1
 Freight and mail                              20.3           20.3
 Other-net                                     21.6           14.3
Total Revenues                               $492.5         $489.7

Loss before accounting change                 $(7.5)         $(9.2)
Cumulative effect of accounting
 change net of income tax                         -          (56.9)
Net Loss                                      $(7.5)        $(66.1)

Basic and Diluted Loss per Share:
Loss before accounting change                $(0.28)        $(0.35)
Cumulative effect of accounting change            -          (2.15)
Net Loss                                     $(0.28)        $(2.50)
-------------------------------------------------------------------------------




(e) PRO FORMA RESULTS FOR 1999
The following table shows Alaska Air Group's previously reported results and what those results would have been on a pro forma basis if the new accounting policy for the sale of miles had been in effect in 1999.



-------------------------------------------------------------------------------
                              Three Months Ended            Six Months Ended
                                   June 30, 1999               June 30, 1999
                          ----------------------       ---------------------
                          Reported     Pro Forma       Reported    Pro Forma
-------------------------------------------------------------------------------
                                   (in millions, except per share)
Operating Revenues:
 Passenger                  $483.6         $488.7         $903.0       $912.8
 Freight and mail             23.4           23.4           44.1         44.1
 Other-net                    22.7           14.5           43.8         28.8
Total Revenues              $529.7         $526.6         $990.9       $985.7

Net Income                   $42.1          $40.3          $62.3        $59.3

Earnings per Share:
    Basic                    $1.60          $1.53          $2.36        $2.25
    Diluted                   1.59           1.52           2.35         2.24
-------------------------------------------------------------------------------



                 ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA

                                           Quarter Ended June 30                Six Months Ended June 30
                                     ---------------------------------     ----------------------------------
                                                                  %                                      %
FINANCIAL DATA (IN MILLIONS):        1999         2000          Change     1999       2000             Change
                                     ----         ----          ------     ----       ----             ------
Operating Revenues:
Passenger                           $386.4        $410.0           6.1    $721.5        $770.1            6.7
Freight and mail                      20.8          20.1          (3.4)     38.8          37.9           (2.3)
Other - net                           21.5          14.1         (34.4)     40.3          27.7          (31.3)
                                  ----------------------                 ---------------------
Total Operating Revenues             428.7         444.2           3.6     800.6         835.7            4.4
                                  ----------------------                 ---------------------

Operating Expenses:
Wages and benefits                   124.6         142.3          14.2     244.4         280.9           14.9
Employee profit sharing                5.6           0.0            NM       8.6           0.0             NM
Contracted services                   13.1          14.9          13.7      26.6          30.1           13.2
Aircraft fuel                         49.2          67.7          37.6      84.6         141.5           67.3
Aircraft maintenance                  22.5          30.1          33.8      45.4          58.5           28.9
Aircraft rent                         39.9          36.1          (9.5)     80.4          71.9          (10.6)
Food and beverage service             12.2          12.4           1.6      24.0          24.5            2.1
Commissions                           24.5          16.7         (31.8)     46.6          32.3          (30.7)
Other selling expenses                20.6          23.4          13.6      40.0          43.8            9.5
Depreciation and amortization         16.4          19.4          18.3      32.3          38.0           17.6
Loss on sale of assets                 0.1           0.4            NM       0.2           0.4             NM
Landing fees and other rentals        16.7          17.5           4.8      33.4          34.5            3.3
Other                                 27.5          31.1          13.1      52.2          62.1           19.0
Special charge - Mileage Plan          0.0          24.0            NM       0.0          24.0             NM
                                  ----------------------                 ---------------------
Total Operating Expenses             372.9         436.0          16.9     718.7         842.5           17.2
                                  ----------------------                 ---------------------

Operating Income (Loss)               55.8           8.2         (85.3)     81.9          (6.8)            NM
                                  ----------------------                 ---------------------

Interest income                        5.6           6.3                    10.8          12.4
Interest expense                      (3.6)         (7.9)                   (7.5)        (15.8)
Interest capitalized                   1.8           3.0                     3.6           5.6
Other - net                            0.8           0.3                     2.4           0.8
                                  ----------------------                 ---------------------
                                       4.6           1.7                     9.3           3.0
                                  ----------------------                 ---------------------
Income (Loss) Before Income Tax
  and Accounting Change              $60.4          $9.9          (83.6)   $91.2         $(3.8)            NM
                                  ----------------------                 ---------------------
                                  ----------------------                 ---------------------

OPERATING STATISTICS:
Revenue passengers (000)             3,439         3,432           (0.2)   6,511         6,600            1.4
RPMs (000,000)                       2,976         3,047            2.4    5,678         5,861            3.2
ASMs (000,000)                       4,266         4,210           (1.3)   8,384         8,441            0.7
Passenger load factor                69.8%         72.4%        2.6 pts    67.7%         69.4%        1.7 pts
Breakeven load factor                58.6%         66.9%        8.3 pts    59.2%         68.6%        9.4 pts
Yield per passenger mile             12.98 CENTS   13.45 CENTS      3.6    12.71 CENTS   13.14 CENTS      3.4
Operating revenue per ASM            10.05 CENTS   10.55 CENTS      5.0     9.55 CENTS    9.90 CENTS      3.7
Operating expenses per ASM            8.74 CENTS   10.36 CENTS     18.5     8.57 CENTS    9.98 CENTS     16.4
Fuel cost per gallon                  65.5 CENTS    91.2 CENTS     39.3     57.1 CENTS    95.2 CENTS     66.7
Fuel gallons (000,000)                75.1          74.2           (1.2)   148.2         148.6            0.3
Average number of employees          9,244         9,439            2.1    9,065         9,359            3.2
Aircraft utilization
  (block hours/day)                   11.1          10.5           (5.4)    11.1          10.7           (3.6)
Operating fleet at period-end           86            91            5.8       86            91            5.8


NM=Not Meaningful

                   HORIZON AIR FINANCIAL AND STATISTICAL DATA




                                                     Quarter Ended June 30                    Six Months Ended June 30
                                       -----------------------------------         -----------------------------------
                                                                         %                                           %
FINANCIAL DATA (IN MILLIONS):            1999          2000         Change           1999           2000        Change
                                         ----          ----         ------           ----           ----        ------
Operating Revenues:
Passenger                              $100.4        $108.0            7.6         $187.7         $205.5           9.5
Freight and mail                          2.7           3.1           14.8            5.3            5.6           5.7
Other - net                               1.9           1.5          (21.1)           5.0            3.0         (40.0)
                                       --------------------                        ---------------------
Total Operating Revenues                105.0         112.6            7.2          198.0          214.1           8.1
                                       --------------------                        ---------------------

Operating Expenses:
Wages and benefits                       30.7          32.9            7.2           59.3           65.3          10.1
Employee profit sharing                   1.8           0.6          (66.7)           2.3            0.6         (73.9)
Contracted services                       2.9           3.7           27.6            5.5            6.8          23.6
Aircraft fuel                            10.5          15.4           46.7           18.0           31.7          76.1
Aircraft maintenance                     10.2          15.3           50.0           22.7           27.1          19.4
Aircraft rent                            10.5          10.7            1.9           21.3           21.3           0.0
Food and beverage service                 0.6           0.8           33.3            1.2            1.6          33.3
Commissions                               5.1           3.6          (29.4)           9.6            7.0         (27.1)
Other selling expenses                    5.4           5.6            3.7           10.7           11.4           6.5
Depreciation and amortization             4.0           4.7           17.5            7.8            9.0          15.4
Loss (gain) on sale of assets             0.0          (0.8)           NM             0.0           (0.9)          NM
Landing fees and other rentals            5.4           6.2           14.8           10.9           11.9           9.2
Other                                     7.8           8.3            6.4           15.7           17.2           9.6
                                       --------------------                        ---------------------
Total Operating Expenses                 94.9         107.0           12.8          185.0          210.0          13.5
                                       --------------------                        ---------------------

Operating Income                         10.1           5.6          (44.6)          13.0            4.1         (68.5)
                                       --------------------                        ---------------------

Interest expense                         (0.4)         (0.9)                         (0.9)          (1.7)
Interest capitalized                      0.5           0.9                           1.0            1.7
Other - net                              (0.0)          0.0                           0.1            0.1
                                       --------------------                        ---------------------
                                          0.1           0.0                           0.2            0.1
                                       --------------------                        ---------------------

Income Before Income Tax                $10.2          $5.6          (45.1)         $13.2           $4.2         (68.2)
                                       ====================                        =====================

OPERATING STATISTICS:
Revenue passengers (000)                1,237         1,267            2.4          2,383          2,458           3.1
RPMs (000,000)                            340           353            3.6            641            682           6.4
ASMs (000,000)                            549           576            5.0          1,051          1,128           7.3
Passenger load factor                    62.0%         61.2%          (0.8)pts       61.0%          60.5%         (0.5)pts
Breakeven load factor                    55.2%         58.3%           3.1 pts       56.4%          59.4%          3.0 pts
Yield per passenger mile                29.48 cents    30.61 cents     3.8          29.28 cents    30.13 cents     2.9
Operating revenue per ASM               19.13 cents    19.53 cents     2.1          18.85 cents    18.98 cents     0.7
Operating expenses per ASM              17.30 cents    18.56 cents     7.3          17.62 cents    18.62 cents     5.7
Fuel cost per gallon                     66.4 cents    93.7  cents    41.1           59.0 cents     97.6 cents    65.6
Fuel gallons (000,000)                   15.8          16.5            4.4           30.5           32.5           6.6
Average number of employees             3,524         3,633            3.1          3,415          3,625           6.2
Aircraft utilization (block hours/day)    8.1           8.3            2.5            7.9            8.2           3.8
Operating fleet at period-end              61            62            1.6             61             62           1.6
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

RESULTS OF OPERATIONS
SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999
The consolidated net income for the second quarter of 2000 was $8.8 million, or $0.33 per share (diluted), compared with $42.1 million, or $1.59 per share (diluted), in 1999. Consolidated operating income for the second quarter of 2000 was $13.1 million compared to $65.3 million for 1999. The $52.2 million reduction in operating income was largely due to a special charge related to the Mileage Plan and higher fuel prices. Financial and statistical data for Alaska and Horizon is shown on pages 11 and 12. A discussion of this data follows.

ALASKA AIRLINES
REVENUES
Capacity decreased by 1.3% primarily due to higher than normal flight cancellations that resulted from delays in getting aircraft back into service from heavy maintenance checks. Many of the passengers from the canceled flights traveled on other Alaska flights and traffic grew by 2.4%, resulting in a 2.6 point increase in passenger load factor. Passenger yields were up 3.6% (2.3% excluding the impact of a new accounting method for the sale of miles), primarily due to fuel-related fare increases. Yields were up in substantially all major markets, with Canada showing the largest increase. The higher traffic combined with the higher yield resulted in a 6.1% increase in passenger revenue.

Freight and mail revenues decreased 3.4%, primarily due to lower freight volumes that resulted in part from 3.0% fewer flights operated.

Other-net revenues decreased $7.4 million (34.4%), due to a change in accounting for the sale of miles in Alaska's frequent flyer program. If the new accounting method had been in effect in 1999, other-net revenues would have increased $0.8 million (6.0%).

EXPENSES
Operating expenses grew by 16.9 % as a result of an 18.5% increase in cost per ASM. The increase in cost per ASM was primarily due a special charge, higher fuel prices and higher labor costs. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

     - Wages and benefits increased 14.2% due to a 2.1% increase in the number of employees combined with an 11.8% increase in average wages and benefits per employee. New labor contracts for mechanics, flight attendants, passenger service and ramp service employees, combined with longevity increases for pilots, and annual merit raises for management employees all contributed to the higher average wage rates.

     - Contracted services increased 14% due to higher security costs, higher rates for ground handling services and new costs for processing marketing information.

     - Fuel expense increased 38%, primarily due to a 39% increase in the price of fuel. The fuel consumption rate decreased 1% due to the use of more fuel efficient B737-700 aircraft.

     - Maintenance expense increased 34%, due to increased expenses for engine overhauls, airframe checks and airframe component repairs.

     - Aircraft rent expense decreased 10%, due to leasing four fewer MD-80 aircraft and two fewer B737-400 aircraft.

     - Commission expense decreased 32% on a 6% increase in passenger revenue. In 2000, 65.8% of ticket sales were made through travel agents, versus 69.3% in 1999. In 2000, 10.1% of ticket sales were made through Alaska's Internet web site versus 4.2% in 1999. In addition, the commission rate paid to travel agents decreased from 8% to 5%.

     - Other selling expense increased 14%, higher than the 6% increase in passenger revenue, due to increased expenses for Mileage Plan awards.

     - Depreciation increased 18%, primarily due to owning 10 more aircraft in 2000.

     - Other expense increased 13%, primarily due to higher expenditures for passenger remuneration, operating supplies, legal fees, professional services and recruiting.

     - The $24.0 million special charge in 2000 recognizes the increased incremental cost of travel awards earned by flying on Alaska and travel partners. The higher cost is due to an increase in the estimated costs Alaska incurs to acquire travel awards on other airlines for its Mileage Plan members, as well as lower assumed forfeiture of miles.

HORIZON AIR
REVENUES
Capacity grew by 5.0%, primarily due to added flights in the Canada and California markets. Traffic grew by 3.6%, resulting in a 0.8 point decrease in passenger load factor. Passenger yields were up 3.8%, largely due to "fuel surcharge" fare increases. The higher traffic combined with the higher yield resulted in a 7.6% increase in passenger revenue.

Other-net revenues decreased 21%, or $0.4 million, primarily due to recording revenues related to aircraft manufacturer's support during the second quarter of 1999.

EXPENSES
Operating expenses grew by 12.8% as a result of a 5.0% increase in capacity and a 7.3% increase in cost per ASM. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

     - Wages and benefits increased 7.2% due to a 3.1% increase in the number of employees combined with a 4.0% increase in average wages and benefits per employee. Employees were added to support 5.0% more block hours of flying and to service the 2.4% increase in passengers carried.

     - Contracted services increased 28%, higher than the 5% increase in capacity, due to increased expenses for ground handling, security and information technology services.

     - Fuel expense increased 47%, due to a 4% increase in fuel consumption combined with a 41% increase in the price of fuel.

     - Maintenance expense increased 50%, higher than the 5% increase in block hours, due in part to increased expenses related to the earlier than previously estimated timeframe for phasing out the Fokker F-28 jet aircraft.

     - Commission expense decreased 29% on an 8% increase in passenger revenue, because a smaller percentage of sales were made through travel agents and commission rates dropped from 8% to 5%.

     - Depreciation and amortization expense increased 18%, due in part to added depreciation on Fokker F-28 jet aircraft spare parts.

CONSOLIDATED NONOPERATING INCOME (EXPENSE) Net nonoperating income decreased $3.1 million, primarily due to higher interest expense resulting from new debt incurred in late 1999.

SIX MONTHS 2000 COMPARED WITH SIX MONTHS 1999
In accordance with guidance provided in the SEC's Staff Accounting Bulletin 101, Alaska changed its method of accounting for the sale of miles in its Mileage Plan. In connection with the change, Alaska recognized a $56.9 million, net of income taxes of $35.6 million, cumulative effect charge effective January 1, 2000. The consolidated loss before accounting change for the six months ended June 30, 2000 was $0.4 million, or $(0.02) per share (diluted), compared with net income of $62.3 million, or $2.35 per share (diluted) in 1999. The consolidated operating loss for the first six months of 2000 was $3.5 million compared with an operating income of $93.9 million for 1999. A discussion of operating results for the two airlines follows.

ALASKA AIRLINES Operating income decreased $88.7 million to a $6.8 million operating loss in 2000, primarily due to higher fuel prices ($51.8 million) and a special charge related to Mileage Plan estimates ($24.0 million). Changes in operating revenues and operating expenses are generally due to the same reasons stated above in the second quarter comparison.

HORIZON AIR Operating income decreased to $4.1 million, resulting in a 1.9% operating margin as compared to a 6.6% margin in 1999. Operating revenue per ASM increased 0.7% to 18.98 cents, while operating expenses per ASM increased 5.7% to 18.62 cents. The changes in unit revenue and unit expense are generally due to the same reasons stated above in the second quarter comparison.

CONSOLIDATED NONOPERATING INCOME (EXPENSE) Net nonoperating income decreased $6.7 million, primarily due to higher interest expense resulting from new debt incurred in late 1999.

LIQUIDITY AND CAPITAL RESOURCES
The table below presents the major indicators of financial condition and liquidity.

----------------------------------------------------------------------------------------------------------------------------------
                                                        December 31, 1999                  June 30, 2000               Change
----------------------------------------------------------------------------------------------------------------------------------
                                            (In millions, except debt-to-equity and per share amounts)
Cash and marketable securities                               $329.0                            $279.6                  $(49.4)
Working capital (deficit)                                     (36.8)                           (154.8)                 (118.0)
Long-term debt and
 capital lease obligations                                    337.0                             294.0                   (43.0)
Shareholders' equity                                          930.7                             874.8                   (55.9)
Book value per common share                                  $35.24                            $33.08                  $(2.16)
Debt-to-capital                                             27%:73%                           25%:75%                    NA
Debt-to-capital assuming aircraft
 operating leases are capitalized
 at seven times annualized rent                             64%:36%                           65%:35%                    NA
----------------------------------------------------------------------------------------------------------------------------------

The Company's cash and marketable securities portfolio decreased by $49 million during the first six months of 2000. Operating activities provided $152 million of cash during this period. Another $38 million was provided by insurance proceeds from an aircraft accident and other asset dispositions. Cash was used for $227 million of capital expenditures, including the purchase of four new Boeing 737 aircraft, flight equipment deposits and airframe and engine overhauls, and for $15 million of debt repayment.

Shareholders' equity decreased $55.9 million due to the net loss of $57.3 million, which was partly offset by stock issued under stock plans and changes in deferred compensation.

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

SAFETY ACTIVITIES In March 2000, to enhance existing lines of communication, Alaska established a "safety hotline" for employees to contact the chairman's office directly regarding any safety concern. In April 2000, an independent team of outside safety experts began a full audit of the maintenance, flight operations, hazardous materials handling and security areas of Alaska. The team presented its final report to Alaska in June 2000 and Alaska is implementing those recommendations. Alaska has also hired a vice president of safety, who reports directly to the chairman.

COMMITMENTS As of June 30, 2000, the Company had firm orders for 62 aircraft requiring aggregate payments of approximately $1.4 billion, as set forth below. In addition, Alaska has options to acquire 26 more B737s and Horizon has options to acquire 15 Dash 8-400s and 25 CRJ 700s. Alaska and Horizon expect to finance the new planes with either leases, long-term debt or internally generated cash.


                                                                                                 DELIVERY PERIOD - FIRM ORDERS
------------------------------------------------------------------------------------------------------------------------------
AIRCRAFT                                   2000         2001         2002         2003         2004         2005         TOTAL
------------------------------------------------------------------------------------------------------------------------------
Boeing 737-700                                3            3           --           --           --           --             6
Boeing 737-900                               --            6            5           --           --           --            11
de Havilland Dash 8-400                       2           13           --           --           --           --            15
------------------------------------------------------------------------------------------------------------------------------
Canadair RJ 700                               1           13           --            4            6            6            30
------------------------------------------------------------------------------------------------------------------------------
Total                                         6           35            5            4            6            6            62
==============================================================================================================================
Payments (Millions)                        $173         $681         $157         $102         $131         $110        $1,354
==============================================================================================================================

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

In December 1998, search warrants and a grand jury subpoena (for the U.S. District Court for the Northern District of California) were served on Alaska, initiating an investigation into the Company's Oakland maintenance base by the U.S. Attorney for the Northern District of California. In addition, the Federal Aviation Administration (FAA) issued a letter of investigation to Alaska relating to maintenance performed on an MD-80 aircraft. In April 1999, the FAA issued a notice of proposed civil penalty for $44,000. In July 1999, Alaska responded informally to the notice, disputing that any violation occurred, and to date the FAA has not taken any further action. The Company understands that information developed by the National Transportation Safety Board in connection with the crash of flight 261 on January 31, 2000 is being shared with the U.S. Attorney and that the U.S. Attorney will use this information, along with other records relating to the aircraft Alaska has produced, to evaluate whether any crimes were committed in connection with flight 261. To the Company's knowledge, no charges have been filed as a result of the grand jury investigation.

Alaska is currently a defendant in several lawsuits relating to flight 261. The Company is unable to predict the amount of claims that may ultimately be made against it or how those claims might be resolved. Consistent with industry standards, the Company maintains insurance against aircraft accidents. In April 2000, the FAA began an audit of Alaska's maintenance and flight operations departments to ensure adherence to mandated procedures. During the audit, the FAA requested that Alaska take several actions, which Alaska has done or is currently implementing. In June 2000, the FAA informed Alaska that it was proposing to amend Alaska's operations specification to suspend the Company's ability to perform heavy maintenance on its aircraft. In June 2000, Alaska submitted an Airworthiness and Operations Action Plan describing numerous steps Alaska would take to address the FAA's concerns. In response to this plan the FAA withdrew its proposal to amend Alaska's operations specification. The FAA also requested that the Company submit a growth plan to demonstrate its ability to handle operationally its planned fleet additions. In June 2000, Alaska submitted its growth plan to the FAA. In July 2000, Alaska responded in writing to each of the FAA's findings from its April audit. The Company has not been informed what further actions, if any, the FAA intends to take.

The Company cannot predict the outcome of any of the pending civil or potential criminal proceedings described above. As a result, the Company can give no assurance that these proceedings, if determined adversely to Alaska, would not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) Air Group's annual meeting of stockholders was held on May 16, 2000.
(b)  Not applicable.
(c) A stockholder proposal to reinstate simple majority voting was approved with 12,694,475 votes for, 6,412,719 votes against, and 213,238 votes abstaining.


     Four directors were elected with the following results:
                                                                              Votes Against                         Broker
           Director                        Votes For                           or Withheld                         Non-Votes
           --------                        ---------                           -----------                         ---------
         M. J. Fate                        23,839,462                            443,897                                  0
         J. F. Kelly                       23,762,715                            520,644                                  0
         B. R. Kennedy                     23,878,636                            404,723                                  0
         J. K. Thompson                    23,868,704                            414,655                                  0


ITEM 5.  OTHER INFORMATION
ALLIANCES WITH OTHER AIRLINES
During February, 2000, Canadian Airlines gave notice to Alaska that it is canceling its marketing alliance with Alaska effective in August 2000 due to it's merger with Air Canada.

EMPLOYEES
During the first quarter of 1999, a federal mediator was assigned to assist Horizon and the International Brotherhood of Teamsters in the negotiation of an initial labor contract covering approximately 600 pilots. Negotiations have taken place since then and further negotiations are planned for the third quarter of 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibit 27 - Financial data schedule.
(b) On June 5, 2000 a report on Form 8-K was filed discussing a Federal Aviation Administration (FAA) audit of Alaska Airlines.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
---------------------------------------
Registrant

Date:  August 9, 2000


/s/ John F. Kelly
---------------------------------------
John F. Kelly
Chairman, President and Chief Executive Officer


/s/ Bradley D. Tilden
---------------------------------------
Bradley D. Tilden
Vice President/Finance and Chief Financial Officer