Form 10-Q
period 2000-09-30
ALASKA AIR GROUP INC
filed 2000-11-06
CIK 766421

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000.

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-8957

ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1292054 (I.R.S. Employer Identification No.)

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

    The registrant has 26,444,642 common shares, par value $1.00, outstanding at September 30, 2000.

PART I. FINANCIAL STATEMENTS
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEET (unaudited)
Alaska Air Group, Inc.

ASSETS

	December 31, 1999	September 30, 2000
	(In Millions)
Current Assets
Cash and cash equivalents	$132.5	$137.5
Marketable securities	196.5	245.9
Receivables—net	74.6	99.5
Inventories and supplies	54.3	61.3
Prepaid expenses and other assets	124.0	155.1

Total Current Assets	581.9	699.3

Property and Equipment
Flight equipment	1,386.6	1,545.1
Other property and equipment	337.2	374.9
Deposits for future flight equipment	217.7	280.4

	1,941.5	2,200.4
Less accumulated depreciation and amortization	486.7	540.8

	1,454.8	1,659.6

Capital leases:
Flight and other equipment	44.4	44.4
Less accumulated amortization	31.8	33.3

	12.6	11.1

Total Property and Equipment—Net	1,467.4	1,670.7

Intangible Assets—Subsidiaries	55.5	53.9

Other Assets	75.3	37.9

Total Assets	$2,180.1	$2,461.8

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31, 1999	September 30, 2000
	(In Millions Except Share Amounts)
Current Liabilities
Accounts payable	$104.2	$133.0
Accrued aircraft rent	81.8	74.2
Accrued wages, vacation and payroll taxes	83.0	69.1
Other accrued liabilities	99.5	172.1
Air traffic liability	183.7	237.0
Current portion of long-term debt and capital lease obligations	66.5	95.8

Total Current Liabilities	618.7	781.2

Long-Term Debt and Capital Lease Obligations	337.0	406.5

Other Liabilities and Credits
Deferred income taxes	144.0	117.5
Deferred revenue	37.4	120.1
Other liabilities	112.3	145.6

	293.7	383.2

Shareholders' Equity
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 1999—29,157,108 shares 2000—29,188,394 shares	29.2	29.2
Capital in excess of par value	480.0	481.0
Treasury stock, at cost: 1999—2,746,304 shares 2000—2,743,752 shares	(62.7)	(62.7)
Deferred compensation	(0.6)	—
Retained earnings	484.8	443.4

	930.7	890.9

Total Liabilities and Shareholders' Equity	$2,180.1	$2,461.8

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (unaudited)
Alaska Air Group, Inc.

	Three Months Ended September 30
	1999	2000
	(In Millions except Per share Amounts)
Operating Revenues
Passenger	$545.2	$565.7
Freight and mail	24.8	22.7
Other—net	19.1	13.9

Total Operating Revenues	589.1	602.3

Operating Expenses
Wages and benefits	172.5	185.6
Contracted services	16.6	19.3
Aircraft fuel	72.2	100.5
Aircraft maintenance	37.8	52.0
Aircraft rent	51.0	46.0
Food and beverage service	13.7	14.3
Commissions	29.3	17.8
Other selling expenses	27.5	32.9
Depreciation and amortization	21.3	27.9
Loss (gain) on sale of assets	0.7	(0.1)
Landing fees and other rentals	23.8	27.0
Other	36.4	41.9

Total Operating Expenses	502.8	565.1

Operating Income	86.3	37.2

Nonoperating Income (Expense)
Interest income	5.1	6.0
Interest expense	(3.6)	(9.3)
Interest capitalized	2.8	4.1
Other—net	0.6	0.6

	4.9	1.4

Income before income tax	91.2	38.6
Income tax expense	36.3	22.7

Net Income	$54.9	$15.9

Basic Earnings Per Share	$2.08	$0.60

Diluted Earnings Per Share	$2.07	$0.60

Shares used for computation:
Basic	26.391	26.444
Diluted	26.527	26.490

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME (unaudited)
Alaska Air Group, Inc.

	Nine Months Ended September 30
	1999	2000
	(In Millions Except Per Share Amounts)
Operating Revenues
Passenger	$1,448.2	$1,535.8
Freight and mail	68.9	66.2
Other—net	62.9	42.8

Total Operating Revenues	1,580.0	1,644.8

Operating Expenses
Wages and benefits	487.1	532.4
Contracted services	47.5	54.9
Aircraft fuel	174.8	273.7
Aircraft maintenance	105.9	137.6
Aircraft rent	152.7	139.1
Food and beverage service	38.9	40.4
Commissions	79.3	51.5
Other selling expenses	78.2	88.1
Depreciation and amortization	61.6	75.3
Loss (gain) on sale of assets	0.9	(0.6)
Landing fees and other rentals	68.1	73.3
Other	104.8	121.4
Special charge—Mileage Plan	—	24.0

Total Operating Expenses	1,399.8	1,611.1

Operating Income	180.2	33.7

Nonoperating Income (Expense)
Interest income	14.9	16.4
Interest expense	(11.1)	(25.1)
Interest capitalized	7.3	11.3
Other—net	3.4	1.7

	14.5	4.3

Income before income tax and accounting change	194.7	38.0
Income tax expense	77.5	22.5

Income before accounting change	117.2	15.5
Cumulative effect of accounting change, net of income taxes of $35.6 million	—	(56.9)

Net Income (Loss)	$117.2	$(41.4)

Basic Earnings (Loss) Per Share:
Income before accounting change	$4.45	$0.59
Cumulative effect of accounting change	—	(2.15)

Net Income (Loss)	$4.45	$(1.56)

Diluted Earnings (Loss) Per Share:
Income before accounting change	$4.43	$0.59
Cumulative effect of accounting change	—	(2.15)

Net Income (Loss)	$4.43	$(1.56)

Shares used for computation:
Basic	26.359	26.438
Diluted	26.484	26.495

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
Alaska Air Group, Inc.

	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock at Cost	Deferred Compen- sation	Retained Earnings	Total
	(In Millions)
Balances at December 31, 1999	26.411	$29.2	$480.0	$(62.7)	$(0.6)	$484.8	$930.7

Net loss for the nine months ended September 30, 2000						(41.4)	(41.4)
Stock issued under stock plans	0.034		1.0				1.0
Employee Stock Ownership Plan shares allocated					0.6		0.6

Balances at September 30, 2000	26.445	$29.2	$481.0	$(62.7)	$0.0	$443.4	$890.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

	Nine Months Ended September 30
	1999	2000
	(In Millions)
Cash flows from operating activities:
Net income (loss)	$117.2	$(41.4)
Adjustments to reconcile net income (loss) to cash:
Cumulative effect of accounting change	—	56.9
Special charge—Mileage Plan	—	24.0
Depreciation and amortization	61.6	75.3
Amortization of airframe and engine overhauls	37.8	47.7
Loss on sale of assets	0.9	(0.6)
Increase (decrease) in deferred income taxes	54.3	(26.5)
Increase in accounts receivable	(19.9)	(24.9)
Decrease (increase) in other current assets	(6.4)	0.2
Increase in air traffic liability	35.5	53.3
Increase in other current liabilities	39.3	79.9
Other—net	3.6	7.5

Net cash provided by operating activities	323.9	251.4

Cash flows from investing activities:
Proceeds from sale of assets	2.1	38.8
Purchases of marketable securities	(98.7)	(229.6)
Sales and maturities of marketable securities	205.9	180.2
Flight equipment deposits returned	8.3	—
Additions to flight equipment deposits	(127.5)	(128.5)
Additions to property and equipment	(289.2)	(207.8)
Restricted deposits and other	4.4	0.7

Net cash used in investing activities	(294.7)	(346.2)

Cash flows from financing activities:
Proceeds from sale and leaseback transactions	29.7	—
Proceeds from issuance of long-term debt	—	118.7
Long-term debt and capital lease payments	(17.6)	(19.9)
Proceeds from issuance of common stock	6.1	1.0

Net cash provided by financing activities	18.2	99.8

Net change in cash and cash equivalents	47.4	5.0
Cash and cash equivalents at beginning of period	29.4	132.5

Cash and cash equivalents at end of period	$76.8	$137.5

Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$4.6	$10.2
Income taxes	22.0	13.7
Noncash investing and financing activities	None	None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED
SIGNIFICANTLY DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2000
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

Note 2. Prepaid Expenses and Other Current Assets

    At September 30, 2000, other current assets included $38.5 million of restricted deposits that will be used to pay certain current liabilities. At December 31, 1999, these deposits were included with other assets. These deposits are yen-denominated investments that are held to repay yen-denominated borrowings that are due in the next 12 months.

Note 3. Earnings per Share (See Note 9 to Consolidated Financial Statements at December 31, 1999)

    Earnings per share (EPS) calculations were as follows (in millions except per share amounts):

	Three Months Ended Sep. 30		Nine Months Ended Sep. 30
	1999	2000	1999	2000
Basic
Income before accounting change	$54.9	$15.9	$117.2	$15.5
Average shares outstanding	26.391	26.444	26.359	26.438

EPS before accounting change	$2.08	$0.60	$4.45	$0.59

Diluted
Income before accounting change	$54.9	$15.9	$117.2	$15.5
Average shares outstanding	26.391	26.444	26.359	26.438
Assumed exercise of stock options	.136	.046	.125	.057

Diluted EPS shares	26.527	26.490	26.484	26.495

EPS before accounting change	$2.07	$0.60	$4.43	$0.59

Note 4. Operating Segment Information (See Note 11 to Consolidated Financial Statements at December 31, 1999)

    Operating segment information for Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon) was as follows (in millions):

	Three Months Ended Sep. 30		Nine Months Ended Sep. 30
	1999	2000	1999	2000
Operating revenues:
Alaska	$476.1	$484.3	$1,276.6	$1,320.0
Horizon	117.1	121.9	315.1	336.0
Elimination of intercompany revenues	(4.1)	(3.9)	(11.7)	(11.2)

Consolidated	589.1	602.3	1,580.0	1,644.8

Income (loss) before income tax and accounting change:
Alaska	80.3	35.0	171.5	31.2
Horizon	10.8	3.9	24.0	8.1
Air Group	0.1	(0.3)	(0.8)	(1.3)

Consolidated	91.2	38.6	194.7	38.0

Total assets at end of period:
Alaska	1,769.8	2,252.0	1,769.8	2,252.0
Horizon	214.1	256.5	214.1	256.5
Air Group	913.5	910.9	913.5	910.9
Elimination of intercompany accounts	(920.2)	(957.6)	(920.2)	(957.6)

Consolidated	$1,977.2	$2,461.8	$1,977.2	$2,461.8

Note 5. Frequent Flyer Program

(a) Change in Accounting Principle

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 gives specific guidance on the conditions that must be met before revenue may be recognized, and in June 2000 Alaska changed its method of accounting for the sale of miles in its Mileage Plan. Under the new method, a majority of the sales proceeds is deferred, and recognized when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska and as other revenue-net for awards issued on other airlines. In connection with the change, Alaska recognized a $56.9 million cumulative effect charge, net of income taxes of $35.6 million, effective January 1, 2000. Accordingly, results for the first quarter 2000 have been restated.

(b) Special Charge—Mileage Plan

    In June 2000, Alaska recorded a $24.0 million special charge to recognize the increased incremental cost of travel awards earned by flying on Alaska and travel partners. The higher cost is due to an increase in the estimated costs Alaska incurs to acquire awards on other airlines for its Mileage Plan members, as well as lower assumed forfeiture of miles.

(c) Balance Sheet Classification of Frequent Flyer Liability

    Alaska's Mileage Plan liabilities are included under the following balance sheet captions.

	December 31, 1999	September 30, 2000
	(In millions)
Current Liabilities:
Other accrued liabilities	$40.0	$72.4
Other Liabilities and Credits:
Deferred revenue	—	77.0
Other liabilities	—	37.0
Total Liabilities	$40.0	$186.4

(d) Restated First Quarter 2000

    The following table shows Alaska Air Group's previously reported results and the restated results for the change in accounting principle for the sale of miles.

	1st Quarter 2000
	Reported	Restated
	(In millions, except per share)
Operating Revenues:
Passenger	$450.6	$455.1
Freight and mail	20.3	20.3
Other—net	21.6	14.3
Total Revenues	$492.5	$489.7
Loss before accounting change	$(7.5)	$(9.2)
Cumulative effect of accounting change net of income tax	—	(56.9)
Net Loss	$(7.5)	$(66.1)
Basic and Diluted Loss per Share:
Loss before accounting change	$(0.28)	$(0.35)
Cumulative effect of accounting change	—	(2.15)
Net Loss	$(0.28)	$(2.50)

(e) Pro Forma Results for 1999

    The following table shows Alaska Air Group's previously reported results and what those results would have been on a pro forma basis if the new accounting policy for the sale of miles had been in effect in 1999.

	Three Months Ended September 30, 1999
			Nine Months Ended September 30, 1999
		Pro Forma
	Reported		Reported	Pro Forma
	(In millions, except per share)
Operating Revenues:
Passenger	$545.2	$550.6	$1,448.2	$1,463.4
Freight and mail	24.8	24.8	68.9	68.9
Other—net	19.1	12.2	62.9	41.0
Total Revenues	$589.1	$587.6	$1,580.0	$1,573.3
Net Income	$54.9	$54.1	$117.2	$113.4
Earnings per Share:
Basic	$2.08	$2.05	$4.45	$4.31
Diluted	2.07	2.04	4.43	4.29

Alaska Airlines
Financial and Statistical Data

	Quarter Ended September 30					Nine Months Ended September 30
Financial Data:	1999		2000		% Change	1999		2000		% Change
	(In millions)
Operating Revenues:
Passenger	$435.6		$451.5		3.7	$1,157.1		$1,221.6		5.6
Freight and mail	21.9		19.8		(9.6)	60.6		57.7		(4.8)
Other—net	18.6		13.0		(30.1)	58.9		40.7		(30.9)

Total Operating Revenues	476.1		484.3		1.7	1,276.6		1,320.0		3.4

Operating Expenses:
Wages and benefits	130.0		150.3		15.6	374.4		431.2		15.2
Employee profit sharing	7.5		0.0		NM	16.1		0.0		NM
Contracted services	14.1		16.3		15.6	40.7		46.4		14.0
Aircraft fuel	59.5		82.1		38.0	144.2		223.6		55.1
Aircraft maintenance	23.7		32.3		36.3	69.1		90.8		31.4
Aircraft rent	40.1		35.4		(11.7)	120.5		107.3		(11.0)
Food and beverage service	13.1		13.5		3.1	37.0		38.0		2.7
Commissions	26.7		17.1		(36.0)	73.2		49.4		(32.5)
Other selling expenses	21.7		27.0		24.4	61.7		70.8		14.7
Depreciation and amortization	16.9		22.2		31.4	49.3		60.2		22.1
Loss on sale of assets	0.2		0.4		NM	0.4		0.8		NM
Landing fees and other rentals	18.3		19.9		8.7	51.7		54.4		5.2
Other	28.6		34.5		20.6	80.8		96.6		19.6
Special charge—Mileage Plan	0.0		0.0		NM	0.0		24.0		NM

Total Operating Expenses	400.4		451.0		12.6	1,119.1		1,293.5		15.6

Operating Income	75.7		33.3		(56.0)	157.5		26.5		(83.2)

Interest income	5.5		6.9			16.3		19.3
Interest expense	(3.6)		(9.3)			(11.1)		(25.1)
Interest capitalized	2.2		3.2			5.8		8.8
Other—net	0.5		0.9			3.0		1.7

	4.6		1.7			14.0		4.7

Income Before Income Tax and Accounting Change	$80.3		$35.0		(56.4)	$171.5		$31.2		(81.8)

Operating Statistics:
Revenue passengers (000)	3,813		3,655		(4.2)	10,324		10,255		(0.7)
RPMs (000,000)	3,265		3,226		(1.2)	8,943		9,088		1.6
ASMs (000,000)	4,641		4,494		(3.2)	13,025		12,936		(0.7)
Passenger load factor	70.3%		71.8%		1.5 pts	68.7%		70.3%		1.6 pts
Breakeven load factor	56.7%		66.8%		10.1 pts	58.2%		67.9%		9.7 pts
Yield per passenger mile	13.34	¢	13.99	¢	4.9	12.94	¢	13.44	¢	3.9
Operating revenue per ASM	10.26	¢	10.78	¢	5.1	9.80	¢	10.20	¢	4.1
Operating expenses per ASM	8.63	¢	10.04	¢	16.3	8.59	¢	10.00	¢	16.4
Fuel cost per gallon	72.8	¢	104.6	¢	43.8	62.7	¢	98.5	¢	57.1
Fuel gallons (000,000)	81.8		78.5		(4.0)	230.1		227.1		(1.3)
Average number of employees	9,419		9,763		3.6	9,183		9,494		3.4
Aircraft utilization (blk hrs/day)	11.7		10.8		(7.7)	11.3		10.7		(5.3)
Operating fleet at period-end	88		93		5.7	88		93		5.7

NM = Not Meaningful

Horizon Air
Financial and Statistical Data

	Quarter Ended September 30				Nine Months Ended September 30
Financial Data:	1999		2000	% Change	1999		2000		% Change
	(In millions)
Operating Revenues:
Passenger	$112.6		$117.4	4.3	$300.4		$322.9		7.5
Freight and mail	2.9		2.8	(3.4)	8.2		8.4		2.4
Other—net	1.6		1.7	6.3	6.5		4.7		(27.7)

Total Operating Revenues	117.1		121.9	4.1	315.1		336.0		6.6

Operating Expenses:
Wages and benefits	32.4		35.9	10.8	91.7		101.2		10.4
Employee profit sharing	2.5		(0.6)	NM	4.9		0.0		NM
Contracted services	3.2		3.6	12.5	8.7		10.4		19.5
Aircraft fuel	12.7		18.3	44.1	30.7		50.0		62.9
Aircraft maintenance	14.1		19.7	39.7	36.8		46.8		27.2
Aircraft rent	10.9		10.6	(2.8)	32.3		31.9		(1.2)
Food and beverage service	0.7		0.8	14.3	1.9		2.4		26.3
Commissions	5.7		3.8	(33.3)	15.4		10.8		(29.9)
Other selling expenses	5.7		5.8	1.8	16.5		17.2		4.2
Depreciation and amortization	4.3		5.4	25.6	12.2		14.4		18.0
Loss (gain) on sale of assets	0.4		(0.5)	NM	0.5		(1.4)		NM
Landing fees and other rentals	5.9		7.0	18.6	16.7		18.9		13.2
Other	8.0		8.2	2.5	23.3		25.4		9.0

Total Operating Expenses	106.5		118.0	10.8	291.6		328.0		12.5

Operating Income	10.6		3.9	(63.2)	23.5		8.0		(66.0)

Interest expense	(0.4)		(0.8)		(1.3)		(2.5)
Interest capitalized	0.6		0.8		1.6		2.5
Other—net	0.0		0.0		0.2		0.1

	0.2		0.0		0.5		0.1

Income Before Income Tax	$10.8		$3.9	(63.9)	$24.0		$8.1		(66.3)

Operating Statistics:
Revenue passengers (000)	1,358		1,356	(0.2)	3,741		3,813		1.9
RPMs (000,000)	388		390	0.5	1,029		1,072		4.2
ASMs (000,000)	583		606	4.0	1,633		1,734		6.2
Passenger load factor	66.6%		64.4%	(2.2)pts	63.0%		61.8%		(1.2)pts
Breakeven load factor	59.4%		62.4%	3.0 pts	57.5%		60.5%		3.0 pts
Yield per passenger mile	29.01	¢	30.07 ¢	3.6	29.18	¢	30.11	¢	3.2
Operating revenue per ASM	20.09	¢	20.10 ¢	0.1	19.29	¢	19.38	¢	0.4
Operating expenses per ASM	18.27	¢	19.47 ¢	6.5	17.85	¢	18.91	¢	6.0
Fuel cost per gallon	75.2	¢	105.6 ¢	40.4	64.7	¢	100.4	¢	55.1
Fuel gallons (000,000)	16.8		17.4	3.6	47.4		49.8		5.1
Average number of employees	3,737		3,921	4.9	3,522		3,724		5.7
Aircraft utilization (blk hrs/day)	8.3		8.7	4.8	8.1		8.3		2.5
Operating fleet at period-end	62		62	0.0	62		62		0.0

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

Results of Operations

Third Quarter 2000 Compared with Third Quarter 1999

    The consolidated net income for the third quarter of 2000 was $15.9 million, or $0.60 per share (diluted), compared with $54.9 million, or $2.07 per share (diluted), in 1999. Consolidated operating income for the third quarter of 2000 was $37.2 million compared to $86.3 million for 1999. The $49.1 million reduction in operating income was largely due to higher fuel prices, and higher labor and aircraft maintenance costs. Financial and statistical data for Alaska and Horizon is shown on pages 11 and 12. A discussion of this data follows.

Alaska Airlines

Revenues

    Capacity was reduced 3.2% in order to improve schedule reliability. Traffic dropped 1.2%, resulting in a 1.5 point increase in passenger load factor. Passenger yields were up 4.9% (4.0% excluding the impact of a new accounting method for the sale of miles), primarily due to fuel-related fare increases. Yields were up in substantially all major markets. The lower traffic combined with the higher yield resulted in a 3.7% increase in passenger revenue. In spite of the loss of the marketing alliance with Canadian Airlines in August 2000, traffic and load factor in the Canadian market increased in September 2000.

    Freight and mail revenues decreased 9.6%, primarily due to lower freight volumes that resulted from 4.7% fewer flights operated, lower seafood shipments and more competition.

    Other-net revenues decreased $5.6 million (30.1%), due to a change in accounting for the sale of miles in Alaska's frequent flyer program. If the new accounting method had been in effect in 1999, other-net revenues would have increased $1.4 million (11.6%).

Expenses

    Operating expenses grew by 12.6% as a result of an 16.3% increase in cost per ASM. The increase in cost per ASM was largely due to higher fuel prices, higher labor and aircraft maintenance costs and lower ASMs. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

  •
  Wages and benefits increased 15.6% due to a 3.6% increase in the number of employees combined with an 11.5% increase in average wages and benefits per employee. Management employees were hired in many areas (e.g. maintenance and quality control, computer services, training, marketing and employee services) to better manage the existing operations. The number of pilots and flight attendants increased, in spite of a reduction in capacity, due to training requirements. The 2000 results include a $2.9 million charge for a flight attendant early retirement program. Absent this charge, average wages and benefits per employee increased 9.4%. New labor contracts for flight attendants, passenger service and ramp service employees, combined with longevity increases for pilots, and annual merit raises for management employees all contributed to the higher average wage rates.

  •
  Contracted services increased 16%. The 2000 results include a $0.6 million charge for aircraft accident costs not expected to be covered by insurance. Absent this charge, contracted services increased 11% due to new costs for processing marketing information, higher contract labor and security costs, and higher rates for ground handling services.

  •
  Fuel expense increased 38%, primarily due to a 44% increase in the cost of fuel. The fuel consumption rate decreased 2% due to the use of more fuel efficient B737-700 aircraft. Fuel hedging saved $1.9 million.

  •
  Maintenance expense increased 36%, due to greater use of outside contractors for airframe checks, a greater number of such checks and increased expenses for engine overhauls.

  •
  Aircraft rent expense decreased 12%, due to leasing four fewer MD-80 aircraft and two fewer B737-400 aircraft.

  •
  Commission expense decreased 36% on a 4% increase in passenger revenue. The commission rate paid to travel agents decreased from 8% to 5%. In 2000, 63% of ticket sales were made through travel agents, versus 67% in 1999. In 2000, 10.5% of ticket sales were made through Alaska's Internet web site versus 5.8% in 1999.

  •
  Other selling expense increased 24%, higher than the 4% increase in passenger revenue, due to increased expenses for Mileage Plan awards.

  •
  Depreciation increased 31%, primarily due to owning 10 more aircraft in 2000.

  •
  Other expense increased 21%, primarily due to higher expenditures for legal fees, passenger remuneration, hotel and flight crew meals, professional services and recruiting.

Horizon Air

Revenues

    Capacity grew by 4.0%, primarily due to added flights in the Canada and Montana markets. Traffic grew by 0.5%, resulting in a 2.2 point decrease in passenger load factor. Loss of the marketing alliance with Canadian Airlines and fires in Montana contributed to the lower load factor. Passenger yields were up 3.6%, largely due to "fuel surcharge" fare increases. The higher traffic combined with the higher yield resulted in a 4.3% increase in passenger revenue.

Expenses

    Operating expenses grew by 10.8% as a result of a 4.0% increase in capacity and a 6.5% increase in cost per ASM. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

  •
  Wages and benefits increased 10.8% due to a 4.9% increase in the number of employees combined with a 5.4% increase in average wages and benefits per employee. Employees were added to support 4.0% more block hours of flying and to prepare for growth in future periods.

  •
  Contracted services increased 13%, higher than the 4% increase in capacity, due to increased expenses for ground handling, security and employee recruiting.

  •
  Fuel expense increased 44%, due to a 4% increase in fuel consumption combined with a 40% increase in the cost of fuel.

  •
  Maintenance expense increased 40%, higher than the 4% increase in block hours, due in part to increased expenses related to the earlier than previously estimated timeframe for phasing out the Fokker F-28 jet aircraft.

  •
  Commission expense decreased 33% on a 4% increase in passenger revenue, because a smaller percentage of sales were made through travel agents and commission rates dropped from 8% to 5%.

  •
  Depreciation and amortization expense increased 26%, due in part to added depreciation on Fokker F-28 jet aircraft spare parts.

  •
  Landing fees and other rentals increased 19%, due to increased rates at Seattle and Portland airports.

    Consolidated Nonoperating Income (Expense)  Net nonoperating income decreased $3.5 million, due to higher interest expense resulting from new debt incurred in late 1999 and in the third quarter of 2000.

Nine Months 2000 Compared with Nine Months 1999

    In accordance with guidance provided in the SEC's Staff Accounting Bulletin 101, Alaska changed its method of accounting for the sale of miles in its Mileage Plan. In connection with the change, Alaska recognized a $56.9 million cumulative effect charge, net of income taxes of $35.6 million, effective January 1, 2000. The consolidated income before accounting change for the nine months ended September 30, 2000 was $15.5 million, or $0.59 per share (diluted), compared with $117.2 million, or $4.43 per share (diluted) in 1999. The consolidated operating income for the first nine months of 2000 was $33.7 million compared with an operating income of $180.2 million for 1999. A discussion of operating results for the two airlines follows.

    Alaska Airlines  Operating income decreased $131.0 million to $26.5 million in 2000, primarily due to higher fuel prices ($74.4 million) and a special charge related to Mileage Plan estimates ($24.0 million). Changes in operating revenues and operating expenses are generally due to the same reasons stated above in the third quarter comparison.

    Horizon Air  Operating income decreased to $8.0 million, resulting in a 2.4% operating margin as compared to a 7.5% margin in 1999. Operating revenue per ASM increased 0.4% to 19.38 cents, while operating expenses per ASM increased 6.0% to 18.91 cents. The changes in unit revenue and unit expense are generally due to the same reasons stated above in the third quarter comparison.

    Consolidated Nonoperating Income (Expense)  Net nonoperating income decreased $10.2 million, primarily due to higher interest expense resulting from new debt incurred in late 1999.

Liquidity and Capital Resources

    The table below presents the major indicators of financial condition and liquidity.

	December 31, 1999	September 30, 2000	Change
	(In millions, except debt-to-equity and per share amounts)
Cash and marketable securities	$329.0	$383.4	$54.4
Working capital (deficit)	(36.8)	(81.9)	(45.1)
Long-term debt and capital lease obligations	337.0	406.5	69.5
Shareholders' equity	930.7	890.9	(39.8)
Book value per common share	$35.24	$33.69	$(1.55)
Debt-to-capital	27%:73%	31%:69%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	64%:36%	66%:34%	NA

    The Company's cash and marketable securities portfolio increased by $54 million during the first nine months of 2000. Operating activities provided $251 million of cash during this period. Additional cash was provided by the issuance of $119 million of new debt. Another $39 million was provided by insurance proceeds from an aircraft accident and other asset dispositions. Cash was used for $336 million of capital expenditures, including the purchase of five new Boeing 737 aircraft, flight equipment deposits and airframe and engine overhauls, and for $20 million of debt repayment.

    Shareholders' equity decreased $39.8 million due to the net loss of $41.4 million, which was partly offset by stock issued under stock plans and changes in deferred compensation.

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

    Commitments  As of September 30, 2000, the Company had firm orders for 63 aircraft requiring aggregate payments of approximately $1.3 billion, as set forth below. In addition, Alaska has options to acquire 26 more B737s and Horizon has options to acquire 15 Dash 8-400s and 25 CRJ 700s. Alaska and Horizon expect to finance the new planes with either leases, long-term debt or internally generated cash.

	Delivery Period—Firm Orders
Aircraft	2000	2001	2002	2003	2004	2005	Total
Boeing 737-700	2	3	2	—	—	—	7
Boeing 737-900	—	6	5	—	—	—	11
de Havilland Dash 8-400	2	13	—	—	—	—	15
Canadair RJ 700	—	14	—	4	6	6	30

Total	4	36	7	4	6	6	63

Payments (Millions)	$114	$695	$195	$102	$131	$110	$1,347

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

    In December 1998, search warrants and a grand jury subpoena (for the U.S. District Court for the Northern District of California) were served on Alaska, initiating an investigation into the Company's Oakland maintenance base by the U.S. Attorney for the Northern District of California. Alaska has cooperated with the U.S. Attorney's initial and subsequent requests for information concerning the Company's maintenance operations. In addition, the Federal Aviation Administration (FAA) issued a letter of investigation (LOI) to Alaska relating to maintenance performed on an MD-80 aircraft. In April 1999, the FAA issued a notice of proposed civil penalty for $44,000. In July 1999, Alaska responded informally to the notice, disputing that any violation occurred, and to date the FAA has not taken any further action. The Company understands that information developed by the National Transportation Safety Board in connection with the crash of flight 261 on January 31, 2000 is being shared with the U.S. Attorney and that the U.S. Attorney is using this information, along with other records relating to the aircraft Alaska has produced, to evaluate whether any crimes were committed in connection with flight 261. To the Company's knowledge, no charges have been filed as a result of the grand jury investigation.

    Alaska is currently a defendant in a number of lawsuits relating to flight 261. The Company is unable to predict the amount of claims that may ultimately be made against it or how those claims might be resolved. Consistent with industry standards, the Company maintains insurance against aircraft accidents.

    In April 2000, the FAA began an audit of Alaska's maintenance and flight operations departments to ensure adherence to mandated procedures. During the audit, the FAA requested that Alaska take a number of actions, which Alaska has done or is currently implementing. In June 2000, the FAA informed Alaska that it was proposing to amend Alaska's operations specification to suspend the Company's ability to perform heavy maintenance on its aircraft. In June 2000, Alaska submitted an Airworthiness and Operations Action Plan describing numerous steps Alaska would take to address the FAA's concerns. In response to this plan the FAA withdrew its proposal. The FAA also requested that the Company submit a growth plan to demonstrate its ability to handle operationally its planned fleet additions. In June 2000, Alaska submitted its growth plan to the FAA. In July 2000, Alaska responded in writing to each of the FAA's findings from its April audit. The FAA has issued a number of LOIs stemming from the resulting increased FAA oversight. Alaska is investigating and responding to these LOIs, which may be followed by proposed civil penalties. The Company has not been informed what further actions, if any, the FAA intends to take with respect to these matters.

    The Company cannot predict the outcome of any of the pending civil or potential criminal proceedings described above. As a result, the Company can give no assurance that these proceedings, if determined adversely to Alaska, would not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 5. Other Information

Alliances with Other Airlines

    In August 2000, due to its merger with Air Canada, Canadian Airlines canceled its marketing alliance with Alaska and Horizon.

Employees

    During the first quarter of 1999, a federal mediator was assigned to assist Horizon and the International Brotherhood of Teamsters in the negotiation of an initial labor contract covering approximately 800 pilots. Negotiations have taken place since then and further negotiations are planned for the fourth quarter of 2000.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibit 27—Financial data schedule.

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIR GROUP, INC. Registrant
Date: November 3, 2000
/s/ JOHN F. KELLY John F. Kelly Chairman, President and Chief Executive Officer
/s/ BRADLEY D. TILDEN Bradley D. Tilden Vice President/Finance and Chief Financial Officer

QuickLinks

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
APPLICABLE ONLY TO CORPORATE ISSUERS:
CONSOLIDATED STATEMENT OF INCOME (unaudited) Alaska Air Group, Inc.
CONSOLIDATED STATEMENT OF INCOME (unaudited) Alaska Air Group, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited) Alaska Air Group, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited) Alaska Air Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2000 Alaska Air Group, Inc.
Alaska Airlines Financial and Statistical Data
Horizon Air Financial and Statistical Data
SIGNATURES