Form 10-Q
period 2001-03-31
ALASKA AIR GROUP INC
filed 2001-05-09
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.
OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  . . . . . .  to  . . . . . .

Commission file number  1-8957

ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1292054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19300 Pacific Highway South, Seattle, Washington 98188
(Address of principal executive offices)

(206) 431-7040
(Registrant's telephone number, including area code:)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          The registrant has 26,478,205 common shares, par value $1.00, outstanding at March 31, 2001.

PART I. FINANCIAL STATEMENTS
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS
	December 31,	March 31,
(In Millions)	2000	2001
Current Assets
Cash and cash equivalents	$101.1	$84.9
Marketable securities	360.6	306.7
Receivables - net	82.1	101.6
Inventories and supplies - net	63.7	67.9
Prepaid expenses and other assets	198.2	186.3
Total Current Assets	805.7	747.4

Property and Equipment
Flight equipment	1,638.3	1,731.1
Other property and equipment	362.9	405.1
Deposits for future flight equipment	281.8	214.5
	2,283.0	2,350.7
Less accumulated depreciation and amortization	563.4	586.4
	1,719.6	1,764.3
Capital leases:
Flight and other equipment	44.4	44.4
Less accumulated amortization	33.8	34.3
	10.6	10.1
Total Property and Equipment - Net	1,730.2	1,774.4

Intangible Assets - Subsidiaries	53.4	52.9

Other Assets	40.7	36.5

Total Assets	$2,630.0	$2,611.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
	December 31,	March 31,
(In Millions Except Share Amounts)	2000	2001
Current Liabilities
Accounts payable	$140.9	$142.5
Accrued aircraft rent	85.7	67.6
Accrued wages, vacation and payroll taxes	67.0	71.0
Other accrued liabilities	137.4	155.3
Air traffic liability	213.1	270.8
Current portion of long-term debt and capital lease obligations	66.7	33.9
Total Current Liabilities	710.8	741.1
Long-Term Debt and Capital Lease Obligations	609.2	611.3
Other Liabilities and Credits
Deferred income taxes	155.6	137.4
Deferred revenue	135.8	135.1
Other liabilities	156.3	156.7
	447.7	429.2
Shareholders' Equity
Common stock, $1 par value Authorized: 100,000,000 shares Issued: 2000 - 29,201,169 shares, 2001 - 29,221,969 shares	29.2	29.2
Capital in excess of par value	481.2	481.6
Treasury stock, at cost: 2000 - 2,743,774 shares, 2001 - 2,743,764 shares	(62.6)	(62.6)
Retained earnings	414.5	381.4
	862.3	829.6
Total Liabilities and Shareholders' Equity	$2,630.0	$2,611.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Alaska Air Group, Inc.

Three Months Ended March 31
(In Millions Except Per Share Amounts)	2000	2001
Operating Revenues
Passenger	$455.1	$479.8
Freight and mail	20.3	20.6
Other - net	14.3	15.6
Total Operating Revenues	489.7	516.0
Operating Expenses
Wages and benefits	171.0	192.0
Contracted services	17.7	20.9
Aircraft fuel	90.1	89.7
Aircraft maintenance	40.2	50.1
Aircraft rent	46.4	46.2
Food and beverage service	12.9	14.0
Commissions	16.5	15.4
Other selling expenses	26.2	31.8
Depreciation and amortization	23.0	29.9
Loss (gain) on sale of assets	(0.1)	0.8
Landing fees and other rentals	22.4	28.3
Other	40.0	46.4
Total Operating Expenses	506.3	565.5
Operating Loss	(16.6)	(49.5)
Nonoperating Income (Expense)
Interest income	5.2	8.1
Interest expense	(7.9)	(12.1)
Interest capitalized	3.4	3.6
Other - net	0.5	(1.4)
	1.2	(1.8)
Loss before income tax and accounting change	(15.4)	(51.3)
Income tax credit	(6.2)	(18.2)
Loss before accounting change	(9.2)	(33.1)
Cumulative effect of accounting change, net of income taxes of $35.6 million	(56.9)	-
Net Loss	$(66.1)	$(33.1)
Basic Earnings (Loss) Per Share:
Loss before accounting change	$(0.35)	$(1.25)
Cumulative effect of accounting change	(2.15)	-
Net Loss	$(2.50)	$(1.25)
Diluted Earnings (Loss) Per Share:
Loss before accounting change	$(0.35)	$(1.25)
Cumulative effect of accounting change	(2.15)	-
Net Loss	$(2.50)	$(1.25)
Shares used for computation:
Basic	26.426	26.471
Diluted	26.426	26.471

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
Alaska Air Group, Inc.

(In Millions)	CommonShares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Retained Earnings	Total
Balances at December 31, 2000	26.457	$29.2	$481.2	$(62.6)	$414.5	$862.3
Net loss for the three months ended March 31, 2001					(33.1)	(33.1)
Stock issued under stock plans	0.021		0.4			0.4

Balances at March 31, 2001	26.478	$29.2	$481.6	$(62.6)	$381.4	$829.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

Three Months Ended March 31 (In Millions)	2000	2001
Cash flows from operating activities:
Net loss	$(66.1)	$(33.1)
Adjustments to reconcile net loss to cash:
Cumulative effect of accounting change	56.9	-
Depreciation and amortization	23.0	29.9
Amortization of airframe and engine overhauls	12.5	20.6
Loss (gain) on sale of assets	(0.1)	0.8
Decrease in deferred income taxes	(43.9)	(18.2)
Increase in accounts receivable	(24.8)	(19.5)
Increase (decrease) in other current assets	(8.1)	7.7
Increase in air traffic liability	69.0	57.7
Increase (decrease) in other current liabilities	(9.9)	5.4
Other-net	41.7	3.0
Net cash provided by operating activities	50.2	54.3
Cash flows from investing activities:
Purchases of marketable securities	(1.5)	(79.6)
Sales and maturities of marketable securities	50.6	133.4
Flight equipment deposits returned	-	45.5
Additions to flight equipment deposits	(41.0)	(18.7)
Additions to property and equipment	(60.8)	(120.7)
Restricted deposits and other	1.2	(0.1)
Net cash used in investing activities	(51.5)	(40.2)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	29.5
Long-term debt and capital lease payments	(6.4)	(60.2)
Proceeds from issuance of common stock	0.8	0.4
Net cash used in financing activities	(5.6)	(30.3)
Net change in cash and cash equivalents	(6.9)	(16.2)
Cash and cash equivalents at beginning of period	132.5	101.1
Cash and cash equivalents at end of period	$125.6	$84.9
Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$0.0	$16.0
Income taxes	1.7	$(0.1)
Noncash investing and financing activities	None	None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE THREE MONTHS ENDED MARCH 31, 2001
Alaska Air Group, Inc.

Note 1.              Basis of Presentation
The accompanying unaudited financial statements of Alaska Air Group, Inc. (the Company or Air Group) include the accounts of its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon).  These statements should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2000.  They include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  The adjustments made were of a normal recurring nature.

The statements of income and cash flows for the three months ended March 31, 2000 have been restated for the change in accounting for the sale of miles, which was effective as of January 1, 2000.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  The Company’s operating results can be significantly impacted by changes in the price of aircraft fuel.  To manage the risks associated with changes in aircraft fuel prices, the Company uses purchase options for crude oil contracts.  These contracts, referred to as “fuel hedge contracts”, have a high correlation to changes in aircraft fuel prices, and therefore qualify as cash flow hedges under SFAS 133.  Upon adoption of SFAS 133, the Company recorded the fair market value of its fuel hedging contracts on the Consolidated Balance Sheet.  Each period, the contracts will be adjusted to fair market value.  To the extent the change in the value of the fuel contract does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings.  For the three months ended March 31, 2001, the Company recognized $1.7 million of nonoperating expense related to fair market value changes in fuel hedge contracts.

Note 2.              Earnings per Share (See Note 10 to Consolidated Financial Statements at December 31, 2000)
Earnings per share (EPS) calculations for the three months ended March 31 were as follows, (in millions except per share amounts).  The calculation is the same for basic and diluted EPS.  Stock options excluded from the calculation of diluted EPS because they are antidilutive, represented 1.8 million and 2.4 million shares, respectively, in 2000 and 2001.

	2000	2001
Loss before accounting change	$(9.2)	$(33.1)
Average shares outstanding	26.426	26.471
EPS before accounting change	$(0.35)	$(1.25)

Note 3.               Prepaid Expenses and Other Current Assets
At December 31, 2000 and March 31, 2001, other current assets included a deferred tax asset of $51.4 million.

Note 4.               Frequent Flyer Program (See Note 12 to Consolidated Financial Statements at December 31, 2000)
Balance Sheet Classification of Frequent Flyer Liability
Alaska's Mileage Plan liabilities are included under the following balance sheet captions.

	December 31, 2000	March 31, 2001
	(In millions)
Current Liabilities:
Other accrued liabilities	$59.5	$72.0
Other Liabilities and Credits:
Deferred revenue	94.0	94.0
Other liabilities	45.0	45.0
Total	$198.5	$211.0

Note 5.               Operating Segment Information (See Note 11 to Consolidated Financial Statements at December 31, 2000)
Operating segment information for Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon) for the three months ended March 31 was as follows (in millions):

	2000	2001
Operating revenues:
Alaska	$391.5	$418.1
Horizon	101.5	102.0
Elimination of intercompany revenues	(3.3)	(4.1)
Consolidated	489.7	516.0
Loss before income tax and accounting change:
Alaska	(13.7)	(33.7)
Horizon	(1.4)	(17.1)
Air Group	(0.3)	(0.5)
Consolidated	(15.4)	(51.3)
Total assets at end of period:
Alaska	2,037.2	2,401.0
Horizon	242.2	268.4
Air Group	939.0	843.0
Elimination of intercompany accounts	(994.8)	(901.2)
Consolidated	2,223.6	2,611.2

Alaska Airlines Financial and Statistical Data

	Three Months Ended March 31
			%
Financial Data (in millions):	2000	2001	Change
Operating Revenues:
Passenger	$360.1	$385.1	6.9
Freight and mail	17.8	18.3	2.8
Other - net	13.6	14.7	8.1
Total Operating Revenues	391.5	418.1	6.8

Operating Expenses:
Wages and benefits	138.6	155.3	12.0
Contracted services	15.2	17.9	17.8
Aircraft fuel	73.8	74.0	0.3
Aircraft maintenance	28.4	31.1	9.5
Aircraft rent	35.8	35.3	(1.4)
Food and beverage service	12.1	13.2	9.1
Commissions	15.6	15.9	1.9
Other selling expenses	20.4	26.0	27.5
Depreciation and amortization	18.6	23.1	24.2
Loss on sale of assets	0.0	0.9	NM
Landing fees and other rentals	17.0	21.5	26.5
Other	31.0	36.4	17.4
Total Operating Expenses	406.5	450.6	10.8

Operating Loss	(15.0)	(32.5)

Interest income	6.1	9.5
Interest expense	(7.9)	(12.1)
Interest capitalized	2.6	2.6
Other - net	0.5	(1.2)
	1.3	(1.2)
Loss Before Income Tax and Accounting Change	$(13.7)	$(33.7)

Operating Statistics:
Revenue passengers (000)	3,168	3,198	1.0
RPMs (000,000)	2,814	2,895	2.9
ASMs (000,000)	4,231	4,428	4.6
Passenger load factor	66.5%	65.4%	(1.1)pts
Breakeven load factor	70.6%	73.4%	2.8 pts
Yield per passenger mile	12.80¢	13.30¢	3.9
Operating revenue per ASM	9.25¢	9.44¢	2.1
Operating expenses per ASM	9.61¢	10.18¢	6.0
Expense per ASM excluding fuel	7.86¢	8.51¢	8.2
Fuel cost per gallon	99.1¢	97.1¢	(2.0)
Fuel gallons (000,000)	74.5	76.2	2.3
Average number of employees	9,279	10,203	10.0
Aircraft utilization (blk hrs/day)	10.9	11.0	0.9
Operating fleet at period-end	89	96	7.9
NM = Not Meaningful

Horizon Air Financial and Statistical Data

	Three Months Ended March 31
			%
Financial Data (in millions):	2000	2001	Change
Operating Revenues:
Passenger	$97.5	$98.2	0.7
Freight and mail	2.5	2.3	(8.0)
Other - net	1.5	1.5	0.0
Total Operating Revenues	101.5	102.0	0.5

Operating Expenses:
Wages and benefits	32.4	36.7	13.3
Contracted services	3.1	3.7	19.4
Aircraft fuel	16.3	15.7	(3.7)
Aircraft maintenance	11.8	19.0	61.0
Aircraft rent	10.6	11.0	3.8
Food and beverage service	0.8	0.8	0.0
Commissions	3.4	2.9	(14.7)
Other selling expenses	5.8	5.8	0.0
Depreciation and amortization	4.3	6.4	48.8
Gain on sale of assets	(0.1)	(0.1)	0.0
Landing fees and other rentals	5.7	6.9	21.1
Other	8.9	9.9	11.2
Total Operating Expenses	103.0	118.7	15.2

Operating Loss	(1.5)	(16.7)

Interest expense	(0.8)	(1.1)
Interest capitalized	0.8	1.1
Other - net	0.1	(0.4)
	0.1	(0.4)

Loss Before Income Tax	$(1.4)	$(17.1)

Operating Statistics:
Revenue passengers (000)	1,190	1,177	(1.1)
RPMs (000,000)	329	336	2.0
ASMs (000,000)	551	543	(1.4)
Passenger load factor	59.7%	61.8%	2.1 pts
Breakeven load factor	60.7%	73.3%	12.6 pts
Yield per passenger mile	29.62¢	29.24¢	(1.3)
Operating revenue per ASM	18.41¢	18.78¢	2.0
Operating expenses per ASM	18.68¢	21.85¢	17.0
Expense per ASM excluding fuel	15.73¢	18.96¢	20.5
Fuel cost per gallon	101.6¢	100.1¢	(1.5)
Fuel gallons (000,000)	16.0	15.6	(2.5)
Average number of employees	3,617	3,923	8.5
Aircraft utilization (blk hrs/day)	8.1	8.1	0.0
Operating fleet at period-end	62	63	1.6

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
Forward-Looking Information
This report may contain forward-looking statements that are based on the best information currently available to management.  These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are indicated by phrases such as "will", "should", "the Company believes", "we expect" or any other language indicating a prediction of future events.  There can be no assurance that actual developments will be those anticipated by the Company.  Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control.  For a discussion of these factors, please see Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations
First Quarter 2001 Compared with First Quarter 2000
The consolidated net loss for the first quarter of 2001 was $33.1 million, or $1.25 per share, compared with a loss before accounting change of $9.2 million, or $0.35 per share, in 2000.  The consolidated operating loss for the first quarter of 2001 was $49.5 million compared with an operating loss of $16.6 million for 2000.  Financial and statistical data for Alaska and Horizon is shown on pages 9 and 10.  A discussion of this data follows.

Alaska Airlines
Revenues
Capacity increased by 4.6% primarily due to additional flights in the Alaska-to-U.S. mainland and the Arizona markets.  Traffic grew by 2.9%, and passenger load factor decreased 1.1 percentage points.  The Northern California, Southeast Alaska and Arizona markets experienced the largest decreases in load factor.  Passenger yields were up 3.9%, primarily due to fuel-related fare increases.  Yields were up in most major markets, with Northern California showing the largest increase.  The higher yield combined with the lower load factor resulted in a 2.1% increase in revenue per available seat mile (ASM).  The combined result of the 4.6% capacity increase and the 2.1% revenue per ASM increase was a 6.9% increase in passenger revenue.

Freight and mail revenues increased 2.8%, primarily due to higher mail rates.  Other-net revenues increased 8.1%, largely due to increased revenue from the sale of miles in Alaska's frequent flyer program.

Expenses
Operating expenses grew by 10.8% as a result of a 4.6% increase in capacity and a 6.0% increase in cost per ASM.  Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•            Wages and benefits increased 12.0% due to a 10.0% increase in the number of employees combined with a 1.9% increase in average wages and benefits per employee.  Employees were added in all areas due to the net addition of 7 aircraft to the operating fleet (a 7.9% increase).  Average wage rates increased due to longevity increases for union employees and annual merit raises for management employees.

•            Contracted services increased 17.8% due to higher rates for and increased volume of ground handling services, increased Mexican air traffic control fees and higher contract-labor costs.

•            Maintenance expense increased 9.5%, exceeding the 6.0% increase in block hours, due to increased airframe and engine overhaul expenses.  A total of 19 “C” checks (annual airframe inspections) were performed in 2001 compared to 9 in 2000.

•            Commission expense increased 1.9%, less than the 6.9% increase in passenger revenue, because a smaller percentage of ticket sales were made by travel agents.  In 2001, 61.6% of ticket sales were made through travel agents, versus 65.9% in 2000.  In 2001, 14.9% of ticket sales were made through Alaska's Internet web site versus 9.3% in 2000.

•            Other selling expenses increased 27.5%, higher than the 6.9% increase in passenger revenue, primarily due to a $3.0 million increase in Mileage Plan awards expense, as a result of the following trends: (a) more ways to earn miles, (b) less forfeitures of miles, (c) greater use of travel awards on other airlines, and (d) higher costs to obtain awards on other airlines.  Effective September 1, 2001, higher redemption levels will be required for first class and peak awards on Alaska and Horizon, as well as for certain Hawaii and international awards on other airlines.  These changes are expected to slow the increase in MP awards expense.

•            Depreciation and amortization increased 24.2%, primarily due to the owning of seven more aircraft in 2001.

•            Landing fees and other rentals increased 26.5%, primarily due to higher rental rates at airports throughout the system.  The higher rates reflect the airports’ increased cost of operations due to “living wage” ordinances and expansion of their facilities.  These trends are expected to continue during 2001.

•            Other expense increased 17.4%, primarily due to higher expenditures for insurance, flight crew hotels and meals, supplies, legal fees, property taxes and utilities.

Horizon Air
Revenues
Capacity decreased by 1.4% due to one less calendar day in 2001, flight cancellations after the Seattle earthquake and selective flight reductions to better match capacity to demand.  Traffic increased by 2.0%, and passenger load factor increased 2.1 percentage points  Passenger revenues increased 0.7%, lower than the traffic increase, as passenger yields decreased 1.3%.  A reduction in business travel, probably related to the slowing economy, has contributed to the lower yields.  The modest traffic increases and lower yield trends are expected to continue during 2001.

Expenses
Operating expenses grew by 15.2% as a result of a 17.0% increase in cost per ASM.  Horizon’s expenses have been significantly impacted by delivery of the CRJ 700 aircraft, which has been delayed by the manufacturer from January 2001 to July 2001.  The Company hired and trained pilots, flight attendants and mechanics, and purchased spare parts in anticipation of the new fleet.  These preparations have increased costs, but the expected benefits of the new and more efficient aircraft have not yet occurred.  Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•            Wages and benefits increased 13.3% due to an 8.5% increase in the number of employees combined with a 4.5% increase in average wages and benefits per employee.  Employees were added in all areas to prepare for transition to operating new types of aircraft.

•            Contracted services increased 19.4% due to an increase in engineering and other outside services as well as higher rates for ground handling and security services.

•            Maintenance expense increased 61.0%, primarily due to increased expenses (overhaul amortization and spare parts obsolesence) related to the accelerated timeframe for phasing out the Fokker F-28 jet aircraft.

•            Depreciation and amortization expense increased 48.8%, due in part to added depreciation on Fokker F-28 jet aircraft spare parts.

•            Landing fees and other rentals increased 21.1%, due to increased rates at Seattle, Portland and several smaller airports.

•            Other expense increased 11.2%, primarily due to higher expenditures for personnel expenses, insurance and passenger inconvenience costs.

Consolidated Nonoperating Income (Expense)  Net nonoperating items were $1.8 million expense in 2001 compared to $1.2 million income in 2000.  The $3.0 million change was primarily due to higher interest expense resulting from new debt incurred in the second half of 2000.  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  Consequently, a $1.7 million charge was recorded in 2001 to recognize the reduction in fair value of fuel hedging contracts in accordance with the new standard.

Consolidated Income Tax Credit  Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year.  The volatility of air fares and fuel prices and the seasonality of the Company's business make it difficult to accurately forecast full-year pretax results.  In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs.  In estimating the 35.5% tax rate for the first quarter of 2001, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 39.1% and 39.2% tax rates used for full years 1998 and 1999.  This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

	December 31, 2000	March 31, 2001	Change
	(In millions, except debt-to-capital and per-share amounts)
Cash and marketable securities	$461.7	$391.6	$(70.1)
Working capital	94.9	6.3	(88.6)
Unused credit facility	150.0	150.0	—
Long-term debt and capital lease obligations	609.2	611.3	2.1
Shareholders' equity	862.3	829.6	(32.7)
Book value per common share	$32.59	$31.33	$(1.26)
Debt-to-capital	41%:59%	42%:58%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	69%:31%	70%:30%	NA

The Company's cash and marketable securities portfolio decreased by $70.1 million during the first three months of 2001.  Operating activities provided $54.3 million of cash during this period.  Additional cash was provided by the issuance of $29.5 million of new debt and the return of $45.5 million of flight equipment deposits.  Cash was used for $139.4 million of capital expenditures, including the purchase of three new Boeing 737 aircraft, flight equipment deposits, spare parts and airframe and engine overhauls, and for $60.2 million of debt repayment.

Shareholders' equity decreased $32.7 million, primarily due to the net loss of $33.1 million.

Commitments  At March 31, 2001, the Company had firm orders for 54 aircraft requiring aggregate payments of approximately $1.2 billion, as set forth below.  In addition, Alaska has options to acquire 26 more B737s, and Horizon has options to acquire 15 Dash 8-400s and 25 CRJ 700s.  Alaska and Horizon expect to finance the new planes with leases, long-term debt or internally generated cash.

	Delivery Period - Firm Orders
Aircraft	2001	2002	2003	2004	2005	Total
Boeing 737-700	--	--	2	--	--	2
Boeing 737-900	5	4*	2*	--	--	11
de Havilland Dash 8-400	11	--	--	--	--	11
Canadair RJ 700	7	7	4	6	6	30
Total	23	11	8	6	6	54
Payments (Millions)	$501	$286	$179	$131	$110	$1,207

* With manufacturer approval, some of  these firm orders may be converted to other Next Generation Boeing 737 aircraft.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
Oakland Maintenance Investigation
In December 1998 the U.S. attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base.  The investigation has also included the aircraft involved in the loss of Flight 261 in January 2000.  Alaska is cooperating with this investigation.  To the Company’s knowledge, no charges have been filed.  The FAA has separately proposed a civil penalty of $44,000 in connection with this matter.  The parties are in settlement discussions over this penalty.  These proceedings are described in more detail in the Alaska Air Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Flight 261 Litigation
Alaska is a defendant in a number of lawsuits relating to the loss of Flight 261 on January 31, 2000.  Lawsuits on behalf of all 88 passengers and crew on board have been filed against Alaska, The Boeing Company and others.  The suits seek unspecified compensatory and punitive damages.  In May 2001 the judge presiding over the majority of the cases ruled that punitive damages are not available against Alaska.  Consistent with industry standards, the Company maintains insurance against aircraft accidents.  This litigation is described in more detail in the Alaska Air Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

FAA Audit
In April 2000, the FAA performed an audit of Alaska's maintenance and flight operations departments to ensure adherence to mandated procedures.  The FAA has proposed civil penalties of approximately $1 million in connection with this matter.  The parties are in settlement discussions over these penalties.  This audit and the actions taken by the FAA and Alaska as a result are described in more detail in the Alaska Air Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The Company cannot predict the outcome of any of the pending civil or potential criminal proceedings described above.  As a result, the Company can give no assurance that these proceedings, if determined adversely to Alaska, would not have a material adverse effect on the financial position or results of operations of the Company.  However, while we cannot predict the outcome of these matters, management believes their ultimate disposition is not likely to materially affect the Company’s financial position or results of operations.  This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.  The Company is also subject to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.

ITEM 5.  Other Information
Employees
Alaska currently has no open contracts with its employee unions.  However, arising from another matter, the Company agreed to discuss with the Air Line Pilots Association International (ALPA), pay rates for flying the Boeing 737-900 aircraft, the first of which is to be delivered in May 2001.  Discussions between Alaska and ALPA did not result in an agreement and the parties went to arbitration in April 2001.  ALPA proposed an award for a higher rate of pay for those pilots flying the Boeing 737-900.  Alaska submitted a proposed award that retains a common rate of pay for all aircraft types.  The arbitrator’s decision is expected sometime before the delivery of the first Boeing 737-900 in May 2001.

In early 1999, a federal mediator was assigned to assist Horizon and the International Brotherhood of teamsters (IBT) in the negotiation of an initial labor contract covering pilots.  Negotiations have taken place since then until December 2000, when the IBT formally asked for a proffer of arbitration.  In response to the mediator’s request for its view, Horizon indicated that the request was premature.  Negotiations resumed in March 2001 and further negotiations are expected during the second quarter of 2001.

ITEM 6.  Exhibits and Reports on Form 8-K
On January 5, 2001, February 6, 2001 and March 5, 2001, reports on Form 8-K were filed discussing estimated financial results under regulation FD disclosure.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIR GROUP, INC.
Registrant

Date: May 9, 2001

/s/ John F. Kelly
John F. Kelly
Chairman, President and Chief Executive Officer

/s/ Bradley D. Tilden
Bradley D. Tilden
Vice President/Finance and Chief Financial Officer