Form 10-Q
period 2001-06-30
ALASKA AIR GROUP INC
filed 2001-08-08
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to  _______

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

             The registrant has 26,491,618 common shares, par value $1.00, outstanding at June 30, 2001.

PART I. FINANCIAL STATEMENTS ITEM 1. Financial Statements CONSOLIDATED BALANCE SHEET (unaudited) Alaska Air Group, Inc.

ASSETS

	December 31,	June 30,
(In Millions)	2000	2001

Current Assets
Cash and cash equivalents	$101.1	$35.7
Marketable securities	360.6	334.9
Receivables - net	82.1	120.1
Inventories and supplies - net	63.7	71.7
Prepaid expenses and other assets	198.2	187.0

Total Current Assets	805.7	749.4

Property and Equipment
Flight equipment	1,638.3	1,892.1
Other property and equipment	362.9	407.7
Deposits for future flight equipment	281.8	163.8

	2,283.0	2,463.6
Less accumulated depreciation and amortization	563.4	604.9

	1,719.6	1,858.7

Capital leases:
Flight and other equipment	44.4	44.4
Less accumulated amortization	33.8	34.9

	10.6	9.5

Total Property and Equipment - Net	1,730.2	1,868.2

Intangible Assets - Subsidiaries	53.4	52.4

Other Assets	40.7	36.7

Total Assets	$2,630.0	$2,706.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET (unaudited) Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
(In Millions Except Share Amounts)	December 31,	June 30,
	2000	2001

Current Liabilities
Accounts payable	$140.9	$131.6
Accrued aircraft rent	85.7	76.4
Accrued wages, vacation and payroll taxes	67.0	70.5
Other accrued liabilities	137.4	154.3
Air traffic liability	213.1	296.1
Current portion of long-term debt and capital lease obligations	66.7	38.6

Total Current Liabilities	710.8	767.5

Long-Term Debt and Capital Lease Obligations	609.2	656.0

Other Liabilities and Credits
Deferred income taxes	155.6	141.0
Deferred revenue	135.8	142.2
Other liabilities	156.3	165.5

	447.7	448.7

Shareholders' Equity
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2000 - 29,201,169 shares
2001 - 29,232,369 shares	29.2	29.2
Capital in excess of par value	481.2	481.8
Treasury stock, at cost:
2000 - 2,743,774 shares
2001 - 2,740,751 shares	(62.6)	(62.6)
Retained earnings	414.5	386.1

	862.3	834.5

Total Liabilities and Shareholders' Equity	$2,630.0	$2,706.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited) Alaska Air Group, Inc.

Three Months Ended June 30 (In Millions except Per Share Amounts)	2000	2001

Operating Revenues
Passenger	$515.0	$534.3
Freight and mail	23.2	24.1
Other - net	14.6	20.9

Total Operating Revenues	552.8	579.3

Operating Expenses
Wages and benefits	175.8	194.1
Contracted services	17.9	20.9
Aircraft fuel	83.1	89.8
Aircraft maintenance	45.4	45.2
Aircraft rent	46.7	46.3
Food and beverage service	13.2	15.4
Commissions	17.2	16.4
Other selling expenses	29.0	32.8
Depreciation and amortization	24.4	31.6
Loss (gain) on sale of assets	(0.4)	0.4
Landing fees and other rentals	23.9	30.7
Other	39.5	44.4
Special charge - Mileage Plan	24.0	-

Total Operating Expenses	539.7	568.0

Operating Income	13.1	11.3

Nonoperating Income (Expense)
Interest income	5.2	5.7
Interest expense	(7.9)	(10.6)
Interest capitalized	3.8	2.3
Other - net	0.6	(0.5)

	1.7	(3.1)

Income before income tax	14.8	8.2
Income tax expense	6.0	3.5

Net Income	$8.8	$4.7

Basic Earnings Per Share	$0.33	$0.18

Diluted Earnings Per Share	$0.33	$0.18

Shares used for computation:
Basic	26.442	26.481
Diluted	26.498	26.526

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited) Alaska Air Group, Inc.

Six Months Ended June 30 (In Millions Except Per Share Amounts)	2000	2001

Operating Revenues
Passenger	$970.1	$1,014.1
Freight and mail	43.5	44.7
Other - net	28.9	36.5

Total Operating Revenues	1,042.5	1,095.3

Operating Expenses
Wages and benefits	346.8	386.1
Contracted services	35.6	41.8
Aircraft fuel	173.2	179.5
Aircraft maintenance	85.6	95.3
Aircraft rent	93.1	92.5
Food and beverage service	26.1	29.4
Commissions	33.7	31.8
Other selling expenses	55.2	64.6
Depreciation and amortization	47.4	61.5
Loss (gain) on sale of assets	(0.5)	1.2
Landing fees and other rentals	46.3	59.0
Other	79.5	90.8
Special charge - Mileage Plan	24.0	-

Total Operating Expenses	1,046.0	1,133.5

Operating Loss	(3.5)	(38.2)

Nonoperating Income (Expense)
Interest income	10.4	13.8
Interest expense	(15.8)	(22.7)
Interest capitalized	7.2	5.9
Other - net	1.1	(1.9)

	2.9	(4.9)

Loss before income tax and accounting change	(0.6)	(43.1)
Income tax credit	(0.2)	(14.7)

Loss before accounting change	(0.4)	(28.4)
Cumulative effect of accounting change, net of income taxes of $35.6 million	(56.9)	-

Net Loss	$(57.3)	$(28.4)

Basic Earnings (Loss) Per Share:
Loss before accounting change	$(0.02)	$(1.07)
Cumulative effect of accounting change	(2.15)	-

Net Loss	$(2.17)	$(1.07)

Diluted Earnings (Loss) Per Share:
Loss before accounting change	$(0.02)	$(1.07)
Cumulative effect of accounting change	(2.15)	-

Net Loss	$(2.17)	$(1.07)

Shares used for computation:
Basic	26.432	26.476
Diluted	26.432	26.476

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited) Alaska Air Group, Inc.
(In Millions)	CommonSharesOutstanding	CommonStock	Capital in Excess of Par Value	TreasuryStock,at Cost	RetainedEarnings	Total

Balances at December 31, 2000	26.457	$29.2	$481.2	$(62.6)	$414.5	$862.3

Net loss for the six months ended June 30, 2001					(28.4)	(28.4)
Stock issued under stock plans	0.035	0.0	0.6			0.6

Balances at June 30, 2001	26.492	$29.2	$481.8	$(62.6)	$386.1	$834.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) Alaska Air Group, Inc.

Six Months Ended June 30 (In Millions)	2000	2001

Cash flows from operating activities:
Net loss	$(57.3)	$(28.4)
Adjustments to reconcile net loss to cash:
Cumulative effect of accounting change	56.9	-
Special charge - Mileage Plan	24.0	-
Depreciation and amortization	47.4	61.5
Amortization of airframe and engine overhauls	28.4	38.4
Loss (gain) on disposition of assets	(0.5)	1.2
Decrease in deferred income taxes	(38.1)	(14.6)
Increase in accounts receivable - net	(30.2)	(38.0)
Decrease (increase) in other current assets	(4.9)	3.2
Increase in air traffic liability	81.8	83.0
Increase in other current liabilities	31.8	1.8
Other-net	13.1	15.6

Net cash provided by operating activities	152.4	123.7

Cash flows from investing activities:
Proceeds from disposition of assets	37.7	0.4
Purchases of marketable securities	(81.3)	(239.4)
Sales and maturities of marketable securities	118.1	265.0
Flight equipment deposits returned	-	50.6
Additions to flight equipment deposits	(76.1)	(42.9)
Additions to property and equipment	(150.5)	(241.7)
Restricted deposits and other	0.9	(0.4)

Net cash used in investing activities	(151.2)	(208.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	136.5
Long-term debt and capital lease payments	(14.6)	(117.8)
Proceeds from issuance of common stock	0.8	0.6

Net cash provided by (used in) financing activities	(13.8)	19.3

Net change in cash and cash equivalents	(12.6)	(65.4)
Cash and cash equivalents at beginning of period	132.5	101.1

Cash and cash equivalents at end of period	$119.9	$35.7

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$10.0	$27.5
Income taxes	1.8	(0.1)
Noncash investing and financing activities	None	None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE SIX MONTHS ENDED JUNE 30, 2001
Alaska Air Group, Inc.

Note 1.	Basis of Presentation

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

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  The Company’s operating results can be significantly impacted by changes in the price of aircraft fuel.  To manage the risks associated with changes in aircraft fuel prices, the Company uses purchase options for crude oil contracts.  These contracts, referred to as “fuel hedge contracts”, have a high correlation to changes in aircraft fuel prices, and therefore qualify as cash flow hedges under SFAS 133.  Upon adoption of SFAS 133, the Company recorded the fair market value of its fuel hedging contracts on the Consolidated Balance Sheet.  Each period, the contracts are adjusted to fair market value.  To the extent the change in the value of the fuel contract does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings.  For the six months ended June 30, 2001, the Company recognized $2.5 million of nonoperating expense related to fair market value changes in fuel hedge contracts.

Note 2.			Earnings per Share (See Note 10 to Consolidated Financial Statements at December 31, 2000)
Earnings per share (EPS) calculations were as follows (in millions except per share amounts):
	Three Months Ended June 30		Six Months Ended June 30
	2000	2001	2000	2001

Basic
Income before accounting change	$8.8	$4.7	$(0.4)	$(28.4)
Average shares outstanding	26.442	26.481	26.432	26.476

EPS before accounting change	$0.33	$0.18	$(0.02)	$(1.07)

Diluted
Income before accounting change	$8.8	$4.7	$(0.4)	$(28.4)
Average shares outstanding	26.442	26.481	26.432	26.476
Assumed exercise of stock options	.056	.045	--	--

Diluted EPS shares	26.498	26.526	26.432	26.476

EPS before accounting change	$0.33	$0.18	$(0.02)	$(1.07)

Stock options excluded from the calculation of diluted EPS for the six months ended June 30, 2000 and 2001, because they are antidilutive, represented 1.8 million and 2.4 million shares, respectively.

Note 3.               Prepaid Expenses and Other Current Assets
At December 31, 2000 and June 30, 2001, other current assets included a deferred tax asset of $51.4 million.

Note 4.               Frequent Flyer Program (See Note 12 to Consolidated Financial Statements at December 31, 2000)
Balance Sheet Classification of Frequent Flyer Liability
Alaska's Mileage Plan liabilities are included under the following balance sheet captions.

	December 31, 2000	June 30, 2001

	(In millions)
Current Liabilities:
Other accrued liabilities	$59.5	$69.5
Other Liabilities and Credits:
Deferred revenue	94.0	102.0
Other liabilities	45.0	52.0

Total	$198.5	$223.5

Note 5.               Operating Segment Information (See Note 11 to Consolidated Financial Statements at December 31, 2000)
Operating segment information for Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon) was as follows (in millions):

	Three Months Ended June 30			Six Months Ended June 30
		2000	2001	2000	2001
Operating revenues:
Alaska		$444.2	$471.3	$835.7	$889.4
Horizon		112.6	113.9	214.1	215.9
Elimination of intercompany revenues		(4.0)	(5.9)	(7.3)	(10.0)
	–	–
Consolidated		552.8	579.3	1,042.5	1,095.3

Income (loss) before income tax and accounting change:
Alaska		9.9	8.3	(3.8)	(25.4)
Horizon		5.6	0.8	4.2	(16.3)
Air Group		(0.7)	(0.9)	(1.0)	(1.4)

Consolidated		14.8	8.2	(0.6)	(43.1)

Total assets at end of period:
Alaska		2,099.9	2,499.8	2,099.9	2,499.8
Horizon		248.8	259.7	248.8	259.7
Air Group		889.2	847.3	889.2	847.3
Elimination of intercompany accounts		(940.2)	(900.1)	(940.2)	(900.1)

Consolidated		2,297.7	2,706.7	2,297.7	2,706.7

	Alaska Airlines Financial and Statistical Data

	Quarter Ended June 30					Six Months Ended June 30

					%				%
Financial Data (in millions):	2000		2001		Change	2000		2001	Change

Operating Revenues:
Passenger	$410.0		$434.7		6.0	$770.1		$819.8	6.5
Freight and mail	20.1		21.4		6.5	37.9		39.7	4.7
Other - net	14.1		15.2		7.8	27.7		29.9	7.9

Total Operating Revenues	444.2		471.3		6.1	835.7		889.4	6.4

Operating Expenses:
Wages and benefits	142.3		157.5		10.7	280.9		312.8	11.4
Contracted services	14.9		18.2		22.1	30.1		36.1	19.9
Aircraft fuel	67.7		74.1		9.5	141.5		148.1	4.7
Aircraft maintenance	30.1		32.1		6.6	58.5		63.2	8.0
Aircraft rent	36.1		35.0		(3.0)	71.9		70.3	(2.2)
Food and beverage service	12.4		14.7		18.5	24.5		27.9	13.9
Commissions	16.7		18.2		9.0	32.3		34.1	5.6
Other selling expenses	23.4		26.6		13.7	43.8		52.6	20.1
Depreciation and amortization	19.4		24.6		26.8	38.0		47.7	25.5
Loss on sale of assets	0.4		0.3		NM	0.4		1.2	NM
Landing fees and other rentals	17.5		23.3		33.1	34.5		44.8	29.9
Other	31.1		35.6		14.5	62.1		72.0	15.9
Special charge - Mileage Plan	24.0		0.0		NM	24.0		0.0	NM

Total Operating Expenses	436.0		460.2		5.6	842.5		910.8	8.1

Operating Income (Loss)	8.2		11.1			(6.8)		(21.4)

Interest income	6.3		6.8			12.4		16.3
Interest expense	(7.9)		(10.6)			(15.8)		(22.7)
Interest capitalized	3.0		1.2			5.6		3.8
Other - net	0.3		(0.2)			0.8		(1.4)

	1.7		(2.8)			3.0		(4.0)

Income (Loss) Before Income Tax and Accounting Change	$9.9		$8.3			$(3.8)		$(25.4)

Operating Statistics:
Revenue passengers (000)	3,432		3,698		7.7	6,600		6,896	4.5
RPMs (000,000)	3,047		3,290		8.0	5,861		6,185	5.5
ASMs (000,000)	4,210		4,683		11.2	8,441		9,111	7.9
Passenger load factor	72.4%		70.3%		(2.1pts )	69.4%		67.9%	(1.5pts )
Breakeven load factor	66.9%		69.9%		3.0 pts	68.6%		71.6%	3.0 pts
Yield per passenger mile	13.45	¢	13.21	¢	(1.8)	13.14	¢	13.25 ¢	0.9
Operating revenue per ASM	10.55	¢	10.06	¢	(4.6)	9.90	¢	9.76 ¢	(1.4)
Operating expenses per ASM*	9.79	¢	9.82	¢	0.4	9.70	¢	10.00 ¢	3.1
Expense per ASM excluding fuel*	8.18	¢	8.24	¢	0.8	8.02	¢	8.37 ¢	4.4
Fuel cost per gallon	91.2	¢	92.3	¢	1.1	95.2	¢	94.6 ¢	(0.6)
Fuel gallons (000,000)	74.2		80.3		8.2	148.6		156.5	5.3
Average number of employees	9,439		10,201		8.1	9,359		10,202	9.0
Aircraft utilization (blk hrs/day)	10.5		11.1		5.7	10.7		11.0	2.8
Operating fleet at period-end	91		100		9.9	91		100	9.9

* Excludes the impact of a special charge in June 2000.
NM = Not Meaningful

	Horizon Air Financial and Statistical Data

	Quarter Ended June 30					Six Months Ended June 30
					%					%
Financial Data (in millions):	2000		2001		Change	2000		2001		Change
Operating Revenues:
Passenger	$108.0		$104.4		(3.3)	$205.5		$202.6		(1.4)
Freight and mail	3.1		2.6		(16.1)	5.6		4.9		(12.5)
Other - net	1.5		6.9		360.0	3.0		8.4		180.0

Total Operating Revenues	112.6		113.9		1.2	214.1		215.9		0.8

Operating Expenses:
Wages and benefits	33.5		36.6		9.3	65.9		73.3		11.2
Contracted services	3.7		3.4		(8.1)	6.8		7.1		4.4
Aircraft fuel	15.4		15.7		1.9	31.7		31.4		(0.9)
Aircraft maintenance	15.3		13.1		(14.4)	27.1		32.1		18.5
Aircraft rent	10.7		11.3		5.6	21.3		22.3		4.7
Food and beverage service	0.8		0.7		(12.5)	1.6		1.5		(6.3)
Commissions	3.6		3.1		(13.9)	7.0		6.0		(14.3)
Other selling expenses	5.6		6.3		12.5	11.4		12.1		6.1
Depreciation and amortization	4.7		6.7		42.6	9.0		13.1		45.6
Loss (gain) on sale of assets	(0.8)		0.1		NM	(0.9)		0.0		NM
Landing fees and other rentals	6.2		7.3		17.7	11.9		14.2		19.3
Other	8.3		8.7		4.8	17.2		18.6		8.1

Total Operating Expenses	107.0		113.0		5.6	210.0		231.7		10.3

Operating Income (Loss)	5.6		0.9			4.1		(15.8)

Interest expense	(0.9)		(1.0)			(1.7)		(2.1)
Interest capitalized	0.9		1.0			1.7		2.1
Other - net	0.0		(0.1)			0.1		(0.5)

	0.0		(0.1)			0.1		(0.5)

Income (Loss) Before Income Tax	$5.6		$0.8			$4.2		$(16.3)

Operating Statistics:
Revenue passengers (000)	1,267		1,250		(1.3)	2,458		2,427		(1.2)
RPMs (000,000)	353		358		1.4	682		693		1.7
ASMs (000,000)	576		575		(0.2)	1,128		1,119		(0.8)
Passenger load factor	61.2%		62.2%		1.0 pts	60.5%		62.0%		1.5 pts
Breakeven load factor	58.3%		61.7%		3.4 pts	59.4%		67.3%		7.9 pts
Yield per passenger mile	30.61	¢	29.19	¢	(4.6)	30.13	¢	29.21	¢	(3.1)
Operating revenue per ASM	19.53	¢	19.79	¢	1.3	18.98	¢	19.30	¢	1.7
Operating expenses per ASM	18.56	¢	19.64	¢	5.8	18.62	¢	20.71	¢	11.2
Expense per ASM excluding fuel	15.89	¢	16.91	¢	6.4	15.81	¢	17.91	¢	13.3
Fuel cost per gallon	93.7	¢	98.4	¢	5.0	97.6	¢	99.2	¢	1.6
Fuel gallons (000,000)	16.5		16.0		(3.0)	32.5		31.6		(2.8)
Average number of employees	3,633		3,786		4.2	3,625		3,855		6.3
Aircraft utilization (blk hrs/day)	8.3		8.1		(2.4)	8.2		8.1		(1.2)
Operating fleet at period-end	62		63		1.6	62		63		1.6

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

Results of Operations
Second Quarter 2001 Compared with Second Quarter 2000
The consolidated net income for the second quarter of 2001 was $4.7 million, or $0.18 per share (diluted), compared with a net income (excluding a special charge) of $23.6 million, or $0.89 per share (diluted), in 2000.  The 2000 results included a special charge of $24.0 million ($14.8 million after tax) for increases in estimated costs to acquire award travel for Mileage Plan members on other airlines.  Consolidated operating income for the second quarter of 2001 was $11.3 million compared with an operating income (excluding a special charge) of $37.1 million for 2000.  Financial and statistical data for Alaska and Horizon is shown on pages 10 and 11.  A discussion of this data follows.

Alaska Airlines
Revenues
Capacity increased by 11.2% primarily due to additional flights in the Pacific Northwest-to-Southern California, Alaska-to-U.S. mainland and the Arizona markets.  Traffic grew by 8.0%, and passenger load factor decreased 2.1 percentage points.  The Arizona, Northern California and Southeast Alaska markets experienced the largest decreases in load factor.  Passenger yields were down 1.8%, due to a reduction in business passengers.  The lower yield combined with the lower load factor resulted in a 4.6% decrease in revenue per available seat mile (ASM).  The combined result of the 11.2% capacity increase and the 4.6% revenue per ASM decrease was a 6.0% increase in passenger revenue.

Freight and mail revenues increased 6.5%, primarily due to higher mail rates.  Other-net revenues increased 7.8%, largely due to increased revenue from the sale of miles in Alaska's frequent flyer program.

Expenses
Operating expenses (excluding a special charge in 2000) grew by 11.7% as a result of a 11.2% increase in capacity and a 0.4% increase in cost per ASM excluding the special charge.  Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 10.7% due to a 8.1% increase in the number of employees combined with a 2.4% increase in average wages and benefits per employee. Employees were added in all areas due to the net addition of 9 aircraft to the operating fleet (a 9.9% increase). Average wage rates increased due to longevity increases for union employees and annual merit raises for management employees.
•	Contracted services increased 22.1% primarily due to higher rates for and increased volume of ground handling services, and increased costs for marketing information.
•	Commission expense increased 9.0%, more than the 6.0% increase in passenger revenue, because Alaska paid a higher amount to Horizon for feed traffic. For Air Group consolidated, commission expense decreased 4.7% on a 3.7% increase in passenger revenue. In 2001, 61.4% of Air Group ticket sales were made through travel agents, versus 65.8% in 2000. In 2001, 15.9% of ticket sales were made through Alaska's Internet web site versus 10.1% in 2000.
•	Other selling expenses increased 13.7%, higher than the 6.0% increase in passenger revenue, primarily due to a $3.0 million increase in Mileage Plan awards expense, as a result of the following trends: (a) more ways to earn miles, (b) less forfeitures of miles, (c) greater use of travel awards on other airlines, and (d) higher costs to obtain awards on other airlines. Effective September 1, 2001, higher redemption levels will be required for first class and peak awards on Alaska and Horizon, as well as for certain Hawaii and international awards on other airlines. These changes are expected to slow the increase in MP awards expense.
•	Depreciation and amortization increased 26.8%, primarily due to the owning of eleven more aircraft in 2001.
•	Landing fees and other rentals increased 33.1%, exceeding the 10.6% increase in landings, due to higher landing fee and rental rates at airports throughout the system. The higher rates reflect the airports’ increased cost of operations due to “living wage” ordinances, expansion of their facilities and increased costs for utilities. These trends are expected to continue during 2001.
•	Other expense increased 14.5%, primarily due to higher expenditures for insurance, flight crew hotels and meals, legal fees, property taxes and utilities.

Horizon Air
Revenues
Capacity decreased by 0.2%.  Traffic increased by 1.4% due to longer average passenger trip lengths, and passenger load factor increased 1.0 percentage points  Passenger revenues decreased 3.3%, as passenger yields decreased 4.6%.  A reduction in business passengers has caused the lower yields.  The lower yield trends are expected to continue during 2001.

Other-net revenues increased $5.4 million, primarily due to manufacturer support received as compensation for delays in delivery of CRJ 700 aircraft.  Additional support is expected during the third and fourth quarters of 2001.

Expenses
Operating expenses grew by 5.6% as a result of a 5.8% increase in cost per ASM.  Horizon’s expenses have been significantly impacted by delivery of the CRJ 700 aircraft, which has been delayed by the manufacturer from January 2001 to July 2001.  The Company hired and trained pilots, flight attendants and mechanics, and purchased spare parts in anticipation of the new fleet.  These preparations have increased costs, but the expected benefits of the new and more efficient aircraft have not yet occurred.  Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 9.3% due to a 4.2% increase in the number of employees combined with a 4.8% increase in average wages and benefits per employee. Employees were added in all areas to prepare for transition to operating new types of aircraft. Average wage rates are up due to longevity and merit increases, higher health insurance rates and having a greater percentage of pilots and mechanics in 2001.
•	Maintenance expense decreased 14.4%, primarily due to favorable adjustments related to overhaul obligations for leased Dash 8-100/200 aircraft.
•	Depreciation and amortization expense increased 42.6%, largely due to added depreciation on Fokker F-28 jet aircraft spare parts and airframes.
•	Landing fees and other rentals increased 17.7%, due to increased rates at Seattle, Portland and several smaller airports.
•	Other expense increased 4.8%, primarily due to higher expenditures for insurance and personnel expenses, offset by lower costs for supplies and computers.

Consolidated Nonoperating Income (Expense)  Net nonoperating items were $3.1 million expense in 2001 compared to $1.7 million income in 2000.  The $4.8 million change was primarily due to higher interest expense resulting from new debt incurred during the past twelve months.  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  Consequently, a $0.8 million charge was recorded in the second quarter of 2001 to recognize the reduction in fair value of fuel hedging contracts in accordance with the new standard.

Six Months 2001 Compared with Six Months 2000
The consolidated net loss for the six months ended June 30, 2001 was $28.4 million, or $(1.07) per share compared with an income before accounting change (and excluding a special charge in 2000) of $14.4 million, or $0.54 per share (diluted) in 2000.  The consolidated operating loss for the first six months of 2001 was $38.2 million compared with an operating income (excluding a special charge) of $20.5 million for 2000.  A discussion of operating results for the two airlines follows.

Alaska Airlines  Operating income (excluding a special charge in 2000) decreased $38.6 million to a $21.4 million operating loss in 2001.  Changes in operating revenues and operating expenses are generally due to the same reasons stated above in the second quarter comparison.

Horizon Air  Operating income decreased $19.9 million to a $15.8 million operating loss in 2001.  Except for maintenance expense, changes in operating revenues and operating expenses are generally due to the same reasons stated above in the second quarter comparison.  Maintenance expense is up 18.5% due to expenses related to the accelerated timeframe for phasing out the Fokker F-28 jet aircraft.

Consolidated Nonoperating Income (Expense)  Net nonoperating items were $4.9 million expense in 2001 compared to $2.9 million income in 2000.  The $7.8 million change was primarily due to higher interest expense and a $2.5 million reduction in fair value of fuel hedging contracts.

Consolidated Income Tax Credit  Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year.  The volatility of air fares and fuel prices and the seasonality of the Company's business make it difficult to accurately forecast full-year pretax results.  In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs.  In estimating the 34.1% tax rate for the first half of 2001, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 39.1% and 39.2% tax rates used for full years 1998 and 1999.  This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

	December 31, 2000	June 30, 2001	Change

(In millions, except debt-to-capital and per-share amounts)
Cash and marketable securities	$461.7	$370.6	$(91.1)
Working capital (deficit)	94.9	(18.1)	(113.0)
Unused credit facility	150.0	150.0	—
Long-term debt and capital lease obligations	609.2	656.0	46.8
Shareholders' equity	862.3	834.5	(27.8)
Book value per common share	$32.59	$31.50	$(1.09)
Debt-to-capital	41%:59%	44%:56%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	69%:31%	70%:30%	NA

The Company's cash and marketable securities portfolio decreased by $91.1 million during the first six months of 2001.  Operating activities provided $123.7 million of cash during this period.  Additional cash was provided by the issuance of $136.5 million of new debt and the return of $50.6 million of flight equipment deposits.  Cash was used for $284.6 million of capital expenditures, including the purchase of seven new Boeing 737 aircraft, flight equipment deposits, spare parts and airframe and engine overhauls, and for $117.8 million of debt repayment.

Shareholders' equity decreased $27.8 million, primarily due to the net loss of $28.4 million.

Commitments  At June 30, 2001, the Company had firm orders for 48 aircraft requiring aggregate payments of approximately $1.1 billion, as set forth below.  In addition, Alaska has options to acquire 26 more B737s, and Horizon has options to acquire 15 Dash 8-400s and 25 CRJ 700s.  Alaska and Horizon expect to finance the new planes with leases, long-term debt or internally generated cash.

			Delivery Period - Firm Orders
Aircraft	2001	2002	2003		2004	2005	Total
Boeing 737-700	—	2	—		--	—	2
Boeing 737-900	1	2	4	*	—	--	7
de Havilland Dash 8-400	10	—	--		—	--	10
Canadair RJ 700	8	8	4		5	4	29

Total	19	12	8		5	4	48

Payments (Millions)	$434	$240	$191		$131	$110	$1,106

* With manufacturer approval, some of  these firm orders may be converted to other Next Generation Boeing 737 aircraft.

New Accounting Standards  In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002).  SFAS 141 prohibits pooling-of-interests accounting for acquisitions.  SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.  The Company is in the process of evaluating the financial statement impact of adoption of SFAS 142.  However, the Compamy expects that the adoption of SFAS 142 will not have a material impact on the financial statements.

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

FAA Audit
In April 2000, the FAA performed an audit of Alaska's maintenance and flight operations departments to ensure adherence to mandated procedures. The FAA proposed civil penalties of approximately $1 million in connection with this inspection, which the parties have settled for a negotiated amount.  The Company expects no further material activity in this matter. This audit and the actions taken by the FAA and Alaska as a result are described in more detail in the Alaska Air Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)	Air Group's annual meeting of stockholders was held on May 15, 2001.
(b)	Not applicable.
(c)	A stockholder proposal to recommend simple majority voting was approved with 13,943,194 votes for, 6,013,482 votes against, and 199,681 votes abstaining.

             A stockholder proposal to recommend the annual election of all directors was approved with 14,171,349 votes for, 5,833,576 votes against, and 151,431 votes abstaining.
             A company-sponsored proposal to amend the Certificate of Incorporation to eliminate the 80% super-majority voting requirements received 19,359,036 votes for, 662,120 votes against, and 135,201 votes abstaining.  However, it did not pass because it was not approved by at least 80% of the outstanding shares, as required by Delaware law.
             Four directors were elected with the following results:

		Votes Against	Broker
Director	Votes For	or Withheld	Non-Votes

W. S. Ayer	23,169,194	1,559,473	0
R. F. Cosgrave	23,161,977	1,566,690	0
R. M. Langland	23,179,123	1,549,544	0
J. V. Rindlaub	23,185,944	1,542,723	0

ITEM 5.  Other Information
Employees
Effective in May 2001, Alaska began paying an 11% higher rate of pay to all pilots impacted by the Boeing 737-900 aircraft.

In early 1999, a federal mediator was assigned to assist Horizon and the International Brotherhood of teamsters (IBT) in the negotiation of an initial labor contract covering pilots.  In July 2001, the parties reached tentative agreement on a five-year contract covering Horizon’s pilots.  The agreement is subject to a ratification vote by the pilots.  The vote is expected to occur in September 2001.

ITEM 6.  Exhibits and Reports on Form 8-K
On April 5, 2001, May 3, 2001, June 5, 2001 and June 13, 2001, reports on Form 8-K were filed discussing estimated financial results under regulation FD disclosure.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  August 7, 2001

/s/ Bradley D. Tilden
Bradley D. Tilden
Vice President/Finance and Chief Financial Officer

/s/ Terri K. Maupin
Terri K. Maupin
Staff Vice President/Finance and Controller