Form 10-Q
period 2001-09-30
ALASKA AIR GROUP INC
filed 2001-11-09
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001.

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

(206) 431-7040
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          The registrant has 26,528,368 common shares, par value $1.00, outstanding at September 30,  2001.

PART I. FINANCIAL STATEMENTS ITEM 1. Financial Statements CONSOLIDATED BALANCE SHEET (unaudited) Alaska Air Group, Inc.

ASSETS

	December 31,	September 30,
(In Millions)	2000	2001

Current Assets
Cash and cash equivalents	$101.1	$30.7
Marketable securities	360.6	636.6
Receivables - net	82.1	88.2
Inventories and supplies - net	63.7	76.7
Prepaid expenses and other assets	198.2	174.3

Total Current Assets	805.7	1,006.5

Property and Equipment
Flight equipment	1,638.3	1,953.4
Other property and equipment	362.9	395.6
Deposits for future flight equipment	281.8	142.1

	2,283.0	2,491.1
Less accumulated depreciation and amortization	563.4	633.9

	1,719.6	1,857.2

Capital leases:
Flight and other equipment	44.4	44.4
Less accumulated amortization	33.8	35.4

	10.6	9.0

Total Property and Equipment - Net	1,730.2	1,866.2

Intangible Assets - Subsidiaries	53.4	51.9

Other Assets	40.7	58.1

Total Assets	$2,630.0	$2,982.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET (unaudited) Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
(In Millions Except Share Amounts)	December 31,	September 30,
	2000	2001

Current Liabilities
Accounts payable	$140.9	$129.8
Accrued aircraft rent	85.7	82.0
Accrued wages, vacation and payroll taxes	67.0	78.4
Other accrued liabilities	137.4	181.8
Air traffic liability	213.1	239.0
Current portion of long-term debt and capital lease obligations	66.7	37.8

Total Current Liabilities	710.8	748.8

Long-Term Debt and Capital Lease Obligations	609.2	869.4

Other Liabilities and Credits
Deferred income taxes	155.6	170.7
Deferred revenue	135.8	157.4
Other liabilities	156.3	175.9

	447.7	504.0

Shareholders’ Equity
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2000 - 29,201,169 shares
2001 - 29,269,119 shares	29.2	29.3
Capital in excess of par value	481.2	482.4
Treasury stock, at cost:
2000 - 2,743,774 shares
2001 - 2,740,751 shares	(62.6)	(62.6)
Retained earnings	414.5	411.4

	862.3	860.5

Total Liabilities and Shareholders’ Equity	$2,630.0	$2,982.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited) Alaska Air Group, Inc.

Three Months Ended September 30 (In Millions except Per Share Amounts)	2000	2001

Operating Revenues
Passenger	$565.7	$536.8
Freight and mail	22.7	22.6
Other - net	13.9	24.0

Total Operating Revenues	602.3	583.4

Operating Expenses
Wages and benefits	185.6	205.0
Contracted services	19.3	19.2
Aircraft fuel	100.5	85.6
Aircraft maintenance	52.0	42.7
Aircraft rent	46.0	46.0
Food and beverage service	14.3	15.2
Commissions	17.8	16.0
Other selling expenses	32.9	31.8
Depreciation and amortization	27.9	33.7
Loss (gain) on sale of assets	(0.1)	0.3
Landing fees and other rentals	27.0	33.8
Other	41.9	41.3

Total Operating Expenses	565.1	570.6

Operating Income	37.2	12.8

Nonoperating Income (Expense)
Interest income	6.0	7.1
Interest expense	(9.3)	(11.8)
Interest capitalized	4.1	1.6
U.S. Government compensation	-	29.1
Other - net	0.6	(0.5)

	1.4	25.5

Income before income tax	38.6	38.3
Income tax expense	22.7	13.0

Net Income	$15.9	$25.3

Basic Earnings Per Share	$0.60	$0.95

Diluted Earnings Per Share	$0.60	$0.95

Shares used for computation:
Basic	26.444	26.514
Diluted	26.490	26.559

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited) Alaska Air Group, Inc.

Nine Months Ended September 30 (In Millions Except Per Share Amounts)	2000	2001

Operating Revenues
Passenger	$1,535.8	$1,550.9
Freight and mail	66.2	67.3
Other - net	42.8	60.5

Total Operating Revenues	1,644.8	1,678.7

Operating Expenses
Wages and benefits	532.4	591.1
Contracted services	54.9	61.0
Aircraft fuel	273.7	265.1
Aircraft maintenance	137.6	138.0
Aircraft rent	139.1	138.5
Food and beverage service	40.4	44.6
Commissions	51.5	47.8
Other selling expenses	88.1	96.4
Depreciation and amortization	75.3	95.2
Loss (gain) on sale of assets	(0.6)	1.5
Landing fees and other rentals	73.3	92.8
Other	121.4	132.1
Special charge - Mileage Plan	24.0	-

Total Operating Expenses	1,611.1	1,704.1

Operating Income (Loss)	33.7	(25.4)

Nonoperating Income (Expense)
Interest income	16.4	20.9
Interest expense	(25.1)	(34.6)
Interest capitalized	11.3	7.5
U.S. government compensation	-	29.1
Other - net	1.7	(2.3)

	4.3	20.6

Income (loss) before income tax and accounting change	38.0	(4.8)
Income tax expense (credit)	22.5	(1.7)

Income (loss before accounting change	15.5	(3.1)
Cumulative effect of accounting change, net of income taxes of $35.6 million	(56.9)	-

Net Loss	$(41.4)	$(3.1)

Basic Earnings (Loss) Per Share:
Income (loss) before accounting change	$0.59	$(0.12)
Cumulative effect of accounting change	(2.15)	-

Net Loss	$(1.56)	$(0.12)

Diluted Earnings (Loss) Per Share:
Income (loss) before accounting change	$0.59	$(0.12)
Cumulative effect of accounting change	(2.15)	-

Net Loss	$(1.56)	$(0.12)

Shares used for computation:
Basic	26.438	26.489
Diluted	26.495	26.489

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited) Alaska Air Group, Inc.
(In Millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Retained Earnings	Total

Balances at December 31, 2000	26.457	$29.2	$481.2	$(62.6)	$414.5	$862.3

Net loss for the nine months ended September 30, 2001					(3.1)	(3.1)
Stock issued under stock plans	0.071	0.1	1.2			1.3

Balances at September 30, 2001	26.528	$29.3	$482.4	$(62.6)	$411.4	$860.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) Alaska Air Group, Inc.

Nine Months Ended September 30 (In Millions)	2000	2001

Cash flows from operating activities:
Net loss	$(41.4)	$(3.1)
Adjustments to reconcile net loss to cash:
Cumulative effect of accounting change	56.9	-
Special charge - Mileage Plan	24.0	-
Depreciation and amortization	75.3	95.2
Amortization of airframe and engine overhauls	47.7	47.0
Loss (gain) on sale of assets	(0.6)	1.5
Increase (decrease) in deferred income taxes	(26.5)	15.1
Increase in accounts receivable - net	(24.9)	(6.1)
Decrease in other current assets	0.2	10.9
Increase in air traffic liability	53.3	25.9
Increase in other current liabilities	79.9	41.0
Increase in deferred revenue and other-net	7.5	42.1

Net cash provided by operating activities	251.4	269.5

Cash flows from investing activities:
Proceeds from disposition of assets	38.8	1.2
Purchases of marketable securities	(229.6)	(670.5)
Sales and maturities of marketable securities	180.2	394.5
Flight equipment deposits returned	-	72.5
Additions to flight equipment deposits	(128.5)	(62.3)
Additions to property and equipment	(207.8)	(289.2)
Restricted deposits and other	0.7	(18.7)

Net cash used in investing activities	(346.2)	(572.5)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	118.7	359.5
Long-term debt and capital lease payments	(19.9)	(128.2)
Proceeds from issuance of common stock	1.0	1.3

Net cash provided by financing activities	99.8	232.6

Net change in cash and cash equivalents	5.0	(70.4)
Cash and cash equivalents at beginning of period	132.5	101.1

Cash and cash equivalents at end of period	$137.5	$30.7

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$10.2	$34.8
Income taxes	13.7	(16.7)
Noncash investing and financing activities	None	None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THAT HAVE CHANGED SIGNIFICANTLY DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Alaska Air Group, Inc.

Note 1.	Basis of Presentation

The accompanying unaudited financial statements of Alaska Air Group, Inc. (the Company or Air Group) include the accounts of its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). These statements should be read in conjunction with the financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2000. They include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Except for the recording of U.S. Government compensation described below, the adjustments made were of a normal recurring nature.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company's operating results can be significantly impacted by changes in the price of aircraft fuel. To manage the risks associated with changes in aircraft fuel prices, the Company uses purchase options for crude oil contracts. These contracts, referred to as “fuel hedge contracts”, have a high correlation to changes in aircraft fuel prices, and therefore qualify as cash flow hedges under SFAS 133. Upon adoption of SFAS 133, the Company recorded the fair market value of its fuel hedging contracts on the Consolidated Balance Sheet. Each period, the contracts are adjusted to fair market value. To the extent the change in the value of the fuel contract does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings. For the nine months ended September 30, 2001, the Company recognized $3.1 million of nonoperating expense related to fair market value changes in fuel hedge contracts.

Note 2.			Earnings per Share (See Note 10 to Consolidated Financial Statements at December 31, 2000)
Earnings per share (EPS) calculations were as follows (in millions except per share amounts):
	Three Months Ended Sep. 30		Nine Months Ended Sep. 30
	2000	2001	2000	2001

Basic
Income before accounting change	$15.9	$25.3	$15.5	$(3.1)
Average shares outstanding	26.444	26.514	26.438	26.489

EPS before accounting change	$0.60	$0.95	$(0.59)	$(0.12)

Diluted
Income before accounting change	$15.9	$25.3	$15.5	$(3.1)
Average shares outstanding	26.444	26.514	26.438	26.489
Assumed exercise of stock options	.046	.045	.057	--

Diluted EPS shares	26.490	26.559	26.495	26.489

EPS before accounting change	$0.60	$0.95	$0.59	$(0.12)

Stock options excluded from the calculation of diluted EPS, because they are antidilutive, represented 1.6 million and 2.0 million shares, respectively, for the three months ended September 30, 2000 and 2001, and 1.6 million and 2.3 million shares, respectively, for the nine months ended September 30, 2000 and 2001.

Note 3.               Prepaid Expenses and Other Current Assets
At December 31, 2000 and September 30, 2001, other current assets included a deferred tax asset of $51.4 million.

Note 4.                Long-term Debt and Capital Lease Obligations (See Note 4 to Consolidated Financial Statements at December 31, 2000)
During 2001, Alaska issued $209.5 million of debt secured by flight equipment, including $64.5 million with fixed interest rates of approximately 6.8% and a term of 12 years. Interest rates on the other $145.0 million varies with LIBOR and has payment terms of 12 to 16 years. In September 2001, Alaska borrowed $150 million under its credit facility at an interest rate that varies with LIBOR and is payable on or before December 31, 2004.

Note 5.               Frequent Flyer Program (See Note 12 to Consolidated Financial Statements at December 31, 2000)
Balance Sheet Classification of Frequent Flyer Liability
Alaska's Mileage Plan liabilities are included under the following balance sheet captions.

	December 31, 2000	September 30, 2001

	(In millions)
Current Liabilities:
Other accrued liabilities	$59.5	$70.0
Other Liabilities and Credits:
Deferred revenue	94.0	110.0
Other liabilities	45.0	58.0

Total	$198.5	$238.0

Note 6.               U.S. Government Compensation
On September 11, 2001, the United States was attacked by terrorists using hijacked jets of two other U.S. airlines. Due to the negative impact these attacks had on the airline industry, on September 22, 2001, the U.S. Government passed the Air transportation Safety and System Stabilization Act to provide $5 billion of cash compensation and $10 billion of guaranteed loans to U.S. airlines. The purpose of the Act was to compensate the airlines for direct and incremental losses for the period September 11 through December 31, 2001 as a result of the attacks. Alaska expects to receive $89.3 million and Horizon expects to receive $10.4 million of the $5 billion cash compensation.

As a result of decreased demand for its services, increased security costs and other direct and incremental costs arising from the attacks, Alaska estimates that its terrorist-attack related losses from September 11 thorough December 31 will exceed $89.3 million, therefore, the amount is expected to be fully collected. As of September 30, 2001, the Company has received $45.4 million. In accordance with EITF Issue No. 01-10, the compensation received is being recognized as the losses are incurred. For the period September 11 through September 30, Alaska estimated its terrorist-related losses to be $18.7 million. Hence, $18.7 million of the U.S. government compensation was recognized as nonoperating income in the third quarter of 2001. The remainder of the cash received, $26.7 million, was considered deferred U.S. government compensation and was shown as part of other accrued liabilities at September 30, 2001. The $26.7 million is expected to be recognized as nonoperating income during the fourth quarter of 2001.

As a result of decreased demand for its services, increased security costs and other direct and incremental costs arising from the attacks, Horizon estimates that it incurred terrorist-related losses from September 11 to September 30, 2001 in excess of its $10.4 allocation of government compensation. Because the government compensation was limited to the lessor of a carrier's allocation or actual losses, Horizon recorded $10.4 million of U.S. government compensation as non-operating income in the third quarter of 2001. As of September 30, 2001, Horizon has received $5.0 million of this compensation.

Note 7.               Operating Segment Information (See Note 11 to Consolidated Financial Statements at December 31, 2000)
Operating segment information for Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon) was as follows (in millions):

	Three Months Ended Sep. 30		Nine Months Ended Sep. 30
	2000	2001	2000	2001
Operating revenues:
Alaska	$484.3	$480.0	$1,320.0	$1,369.4
Horizon	121.9	107.5	336.0	323.4
Elimination of intercompany revenues	(3.9)	(4.1)	(11.2)	(14.1)

Consolidated	602.3	583.4	1,644.8	1,678.7

Income (loss) before income tax and accounting change:
Alaska	35.0	31.3	31.2	5.9
Horizon	3.9	7.2	8.1	(9.1)
Air Group	(0.3)	(0.2)	(1.3)	(1.6)

Consolidated	38.6	38.3	38.0)	(4.8)

Total assets at end of period:
Alaska	2,252.0	2,765.6	2,252.0	2,765.6
Horizon	256.5	258.3	256.5	258.3
Air Group	910.9	877.0	910.9	877.0
Elimination of intercompany accounts	(957.6)	(918.2)	(957.6)	(918.2)

Consolidated	2,461.8	2,982.7	2,461.8	2,982.7

Alaska  Airlines Financial and Statistical Data

	Quarter Ended Sep 30			Nine Months Ended Sep 30
			%			%
Financial Data (in millions):	2000	2001	Change	2000	2001	Change
Operating Revenues:
Passenger	$451.5	$441.8	(2.1)	$1,221.6	$1,261.6	3.3
Freight and mail	19.8	20.8	5.1	57.7	60.5	4.9
Other - net	13.0	17.4	33.8	40.7	47.3	16.2
Total Operating Revenues	484.3	480.0	(0.9)	1,320.0	1,369.4	3.7

Operating Expenses:
Wages and benefits	150.3	166.6	10.8	431.2	479.4	11.2
Contracted services	16.3	16.8	3.1	46.4	52.9	14.0
Aircraft fuel	82.1	71.7	(12.7)	223.6	219.8	(1.7)
Aircraft maintenance	32.3	32.2	(0.3)	90.8	95.4	5.1
Aircraft rent	35.4	33.7	(4.8)	107.3	104.0	(3.1)
Food and beverage service	13.5	14.5	7.4	38.0	42.4	11.6
Commissions	17.1	16.3	(4.7)	49.4	50.4	2.0
Other selling expenses	27.0	26.3	(2.6)	70.8	78.9	11.4
Depreciation and amortization	22.2	26.7	20.3	60.2	74.4	23.6
Loss on sale of assets	0.4	0.6	NM	0.8	1.8	NM
Landing fees and other rentals	19.9	25.9	30.2	54.4	70.7	30.0
Other	34.5	32.8	(4.9)	96.6	104.8	8.5
Special charge - Mileage Plan	0.0	0.0	0.0	24.0	0.0	NM
Total Operating Expenses	451.0	464.1	2.9	1,293.5	1,374.9	6.3

Operating Income (Loss)	33.3	15.9	(52.3)	26.5	(5.5)	NM

Interest income	6.9	7.9		19.3	24.2
Interest expense	(9.3)	(11.9)		(25.1)	(34.6)
Interest capitalized	3.2	1.0		8.8	4.8
U.S. government compensation	0.0	18.7		0.0	18.7
Other - net	0.9	(0.3)		1.7	(1.7)
	1.7	15.4		4.7	11.4
Income Before Income Tax and Accounting Change	$35.0	$31.3	(10.6)	$31.2	$5.9	(81.1)

Operating Statistics:
Revenue passengers (000)	3,655	3,747	2.5	10,255	10,643	3.8
RPMs (000,000)	3,226	3,328	3.2	9,088	9,514	4.7
ASMs (000,000)	4,494	4,687	4.3	12,936	13,798	6.7
Passenger load factor	71.8%	71.0%	(0.8)pts	70.3%	69.0%	(1.3)pts
Breakeven load factor	66.8%	70.1%	3.3 pts	67.9%	71.1%	3.2 pts
Yield per passenger mile	13.99¢	13.27¢	(5.2)	13.44¢	13.26¢	(1.4)
Operating revenue per ASM	10.78¢	10.24¢	(5.0)	10.20¢	9.92¢	(2.7)
Operating expenses per ASM*	10.04¢	9.90¢	(1.3)	9.81¢	9.96¢	1.5
Expense per ASM excluding fuel*	8.21¢	8.37¢	2.0	8.09¢	8.37¢	3.5
Fuel cost per gallon	104.6¢	90.1¢	(13.9)	98.5¢	93.1¢	(5.4)
Fuel gallons (000,000)	78.5	79.6	1.4	227.1	236.1	4.0
Average number of employees	9,763	10,222	4.7	9,494	10,209	7.5
Aircraft utilization (blk hrs/day)	10.8	10.3	(4.6)	10.7	10.8	0.9
Operating fleet at period-end	93	102	9.7	93	102	9.7

* Nine months-to-date amount excludes the impact of a special charge in June 2000.
NM = Not Meaningful

Horizon  Air Financial and Statistical Data

	Quarter Ended Sep 30			Nine Months Ended Sep 30
			%			%
Financial Data (in millions):	2000	2001	Change	2000	2001	Change
Operating Revenues:
Passenger	$117.4	$98.4	(16.2)	$322.9	$301.0	(6.8)
Freight and mail	2.8	1.9	(32.1)	8.4	6.8	(19.0)
Other - net	1.7	7.2	323.5	4.7	15.6	231.9
Total Operating Revenues	121.9	107.5	(11.8)	336.0	323.4	(3.8)

Operating Expenses:
Wages and benefits	35.3	38.4	8.8	101.2	111.7	10.4
Contracted services	3.6	3.3	(8.3)	10.4	10.4	0.0
Aircraft fuel	18.3	13.8	(24.6)	50.0	45.2	(9.6)
Aircraft maintenance	19.7	10.5	(46.7)	46.8	42.6	(9.0)
Aircraft rent	10.6	12.3	16.0	31.9	34.6	8.5
Food and beverage service	0.8	0.8	0.0	2.4	2.3	(4.2)
Commissions	3.8	3.0	(21.1)	10.8	9.0	(16.7)
Other selling expenses	5.8	5.5	(5.2)	17.2	17.6	2.3
Depreciation and amortization	5.4	6.7	24.1	14.4	19.8	37.5
Gain on sale of assets	(0.5)	(0.3)	NM	(1.4)	(0.3)	NM
Landing fees and other rentals	7.0	7.9	12.9	18.9	22.1	16.9
Other	8.2	8.7	6.1	25.4	27.3	7.5
Total Operating Expenses	118.0	110.6	(6.3)	328.0	432.3	4.4

Operating Income (Loss)	3.9	(3.1)		8.0	(18.9)

Interest expense	(0.8)	(0.7)		(2.5)	(2.8)
Interest capitalized	0.8	0.6		2.5	2.7
U.S. government compensation	0.0	10.4		0.0	10.4
Other - net	0.0	0.0		0.1	(0.5)
	0.0	10.3		0.1	9.8
Income (Loss) Before Income Tax	$3.9	$7.2		$8.1	$(9.1)

Operating Statistics:
Revenue passengers (000)	1,356	1,207	(10.9)	3,813	3,635	(4.7)
RPMs (000,000)	390	357	(8.6)	1,072	1,050	(2.1)
ASMs (000,000)	606	555	(8.5)	1,734	1,674	(3.5)
Passenger load factor	64.4%	64.3%	(0.1)pts	61.8%	62.7%	0.9 pts
Breakeven load factor	62.4%	66.7%	4.3 pts	60.5%	67.2%	6.7 pts
Yield per passenger mile	30.07¢	27.59¢	(8.2)	30.11¢	28.66¢	(4.8)
Operating revenue per ASM	20.10¢	19.36¢	(3.7)	19.38¢	19,32¢	(0.3)
Operating expenses per ASM	19.47¢	19.92¢	2.3	18.91¢	20.45¢	8.1
Expense per ASM excluding fuel	16.44¢	17.44¢	6.1	16.03¢	17.75¢	10.7
Fuel cost per gallon	105.6¢	94.0¢	(11.0)	100.4¢	97.6¢	(2.8)
Fuel gallons (000,000)	17.4	14.7	(15.5)	49.8	46.4	(6.8)
Average number of employees	3,921	3,811	(2.8)	3,724	3,840	3.1
Aircraft utilization (blk hrs/day)	8.7	7.6	(12.6)	8.3	7.9	(4.8)
Operating fleet at period-end	62	65	4.8	62	65	4.8

NM = Not Meaningful

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
Forward-Looking Information
This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as “will”, “should”, “the Company believes”, “we expect” or any other language indicating a prediction of future events. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, please see Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Industry Conditions
On September 11, 2001, the United States was attacked by terrorists using hijacked jets of two other U.S. airlines. The Federal Aviation Administration (FAA) shut down all commercial airline flight operations for September 11 and 12. Airlines resumed flight operations at reduced levels on September 13. For the month of September 2001 as compared to September 2000, the nine major U.S. airlines have reported passenger traffic decreases ranging from 19% to 34%. Due to anticipated decreased demand for travel, many of these airlines have reported capacity reductions of about 20%, work force reductions and other cost-saving measures.

As a result of the terrorist attacks, credit rating agencies have downgraded the long-term credit ratings of most U.S. airlines and their related entities, including Alaska Air Group, Inc. Due to the negative impact these attacks had on the airline industry, on September 22, 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act (“Act”) to provide $5 billion of cash compensation and $10 billion of guaranteed loans to U.S. airlines. Alaska expects to receive $89.3 million and Horizon expects to receive $10.4 million of the $5 billion cash compensation.

Results of Operations
Third Quarter 2001 Compared with Third Quarter 2000
The consolidated net income for the third quarter of 2001 was $25.3 million, or $0.95 per share (diluted), compared with $15.9 million, or $0.60 per share (diluted), in 2000. The 2001 results include $29.1 million ($18.0 million after tax or $0.68 per share) of U.S. government compensation. The consolidated operating income for the third quarter of 2001 was $12.8 million compared with $37.2 million for 2000. Financial and statistical data for Alaska and Horizon is shown on pages 11 and 12. A discussion of this data follows.

Alaska Airlines
Revenues
Capacity increased by 4.3% primarily due to additional flights in the Arizona and Alaska-to-U.S. mainland markets. Traffic grew by 3.2%, and passenger load factor decreased 0.8 percentage points. Capacity, traffic and load factors in all markets were adversly impacted by the September 11th terrorist attacks. For the month of September 2001 as compared to September 2000, traffic decreased 18.6% and load factor decreased 2.0 percentage points. For third quarter, passenger yields were down 5.2%, largely due to a reduction in business passengers. The combined result of the 3.2% traffic increase and the 5.2% yield decrease was a 2.1% decrease in passenger revenue.

Freight and mail revenues, which were also adversely impacted by the September 11th terrorist attacks, increased 5.1%, primarily due to higher mail rates. Other-net revenues increased 33.8%, largely due to increased revenue from the sale of miles in Alaska”s frequent flyer program.

Expenses
Operating expenses grew by 2.9% as a result of a 4.3% increase in capacity and a 1.3% decrease in cost per available seat mile (ASM). Cost per ASM excluding fuel increased 2.0%. Unit costs were adversely impacted by the capacity reductions that resulted from the September 11th terrorist attacks. Explanations of significant year-over-year changes in operating expenses are as follows:

  Wages and benefits increased 10.8% due to a 4.7% increase in the number of employees combined with a 5.9% increase in average wages and benefits per employee. Employees were added in most areas due to the net addition of 9 aircraft to the operating fleet (a 9.7% increase). The 2000 results include a $2.9 million charge for a flight attendant early retirement program. The 2001 results include approximately $6.1 million of added expense for a pilot pay increase that was retroactive to June 2001. Excluding these unusual items, average wages and benefits per employee increased 4.0%, due to longevity increases for union employees and annual merit raises for management employees.

  Contracted services increased 3.1%, in line with a 3.0% increase in departures.

  Fuel expense decreased 12.7%, due to a 13.9% decrease in the cost per gallon of fuel, offset by a 1.4% increase in gallons consumed. The fuel consumption rate decreased 2.7% due to the use of more fuel efficient B737-700 and B737-900 aircraft. The lower fuel prices saved $11.5 million.

  Aircraft maintenance expense fluctuates from quarter to quarter depending upon the number of airframe checks and engine repairs performed. Ten airframe checks were done in 2001 compared to 26 in 2000. The lower airframe check expense was offset by higher expenses for engines and landing gear, resulting in essentially flat maintenance expense.

  Commission expense decreased 4.7%, more than the 2.1% decrease in passenger revenue, due to a smaller proportion of sales being made through travel agents. In 2001, 57.7% of Air Group ticket sales were made through travel agents, versus 62.9% in 2000. In 2001, 17.5% of the ticket sales were made through Alaska”s Internet web site versus 10.5% in 2000.

  Other selling expenses decreased 2.6%, in line with the 2.1% decrease in passenger revenue.

  Depreciation and amortization increased 20.3%, primarily due to the addition of eleven owned aircraft during the last 12 months.

  Landing fees and other rentals increased 30.2%, exceeding the 3.0% increase in landings, due to higher landing fee and rental rates at airports throughout the system. The higher rates reflect the airports” increased cost of operations due to “living wage” ordinances, expansion of their facilities and increased costs for utilities. The higher rates are expected to continue during the remainder of 2001.

  Other expense decreased 4.9%, primarily due to lower legal, passenger remuneration, recruiting and supplies costs, offset by higher expenditures for insurance and utilities.

Horizon Air
Revenues
Capacity decreased by 8.5%. Traffic decreased by 8.6% and passenger load factor decreased 0.1 percentage points. Capacity, traffic, load factors and yields in all markets were adversly impacted by the September 11th terrorist attacks. For the month of September 2001 as compared to September 2000, traffic decreased 31.7% and load factor decreased 4.3 percentage points. For the third quarter, passenger yields were down 8.2%, largely due to a reduction in business passengers. The lower traffic combined with the lower yield resulted in a 16.2% decrease in passenger revenues.

Freight and mail revenues, which were also adversely impacted by the September 11th terrorist attacks, decreased 32.1% primarily due to Horizon”s decision, which was effective in June, to cease carrying general freight and focus on carrying higher-yield small packages instead. Other-net revenues increased $5.5 million, primarily due to manufacturer support received as compensation for delays in delivery of CRJ 700 aircraft. Additional support is expected during the fourth quarter of 2001.

Expenses
Operating expenses decreased by 6.3% as a result of an 8.5% decrease in capacity and a 2.3% increase in cost per ASM. Cost per ASM excluding fuel increased 6.1%. Unit costs were adversely impacted by the capacity reductions that resulted from the September 11th terrorist attacks. Additionally, Horizon”s expenses have been adversely impacted by delivery of the CRJ 700 aircraft, which was delayed by the manufacturer from January 2001 to July 2001. The Company hired and trained pilots, flight attendants and mechanics, and purchased spare parts in anticipation of the new fleet. These preparations have increased costs, but the total expected benefits of the new and more efficient aircraft have not yet occurred. Explanations of significant year-over-year changes in operating expenses are as follows:

  Wages and benefits increased 8.8% due to an 11.9% increase in average wages and benefits per employee, partly offset by a 2.8% decrease in the number of employees. Average wage rates are up due to a $0.6 million credit to profit sharing in 2000, longevity and merit increases, higher health insurance rates and having a greater percentage of pilots and mechanics in 2001. A new pilot contract became effective in September 2001 and increased wages and benefits expense approximately $0.6 million for September.

  Fuel expense decreased 24.6%, due to an 11.0% decrease in the cost per gallon of fuel and by a 15.5% decrease in gallons consumed. The lower fuel prices saved $1.7 million.

  Aircraft maintenance expense decreased 46.7%, due to an 11.5% decrease in aircraft block hours, the greater use of new aircraft in 2001 and unusually high expenses in 2000 related to the phasing out of the Fokker F-28 jet aircraft.

  Aircraft rent increased 16.0%, due to higher rental rates incurred on new Dash 8-400 and CRJ 700 aircraft rented in 2001.

  Depreciation and amortization expense increased 24.1%, largely due to added depreciation on Fokker F-28 jet aircraft spare parts and airframes.

  Landing fees and other rentals increased 12.9%, due to increased rates at Seattle, Portland and several smaller airports. The higher rates are expected to continue during the remainder of 2001.

  Other expense increased 6.1%, primarily due to higher expenditures for insurance and personnel expenses, offset by lower costs for computers.

Consolidated Nonoperating Income (Expense)  Net nonoperating income was $25.5 million in 2001 compared to $1.4 million in 2000. The $24.1 million increase was primarily due to recording $18.7 million for Alaska and $10.4 million for Horizon of U.S government compensation under the Act described above under Industry Conditions. Interest expense, net of capitalized interest, increased $5.0 million due to new debt incurred during the past twelve months. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Consequently, a $0.5 million charge was recorded in the third quarter of 2001 to recognize the reduction in fair value of fuel hedging contracts in accordance with the new standard.

Nine Months 2001 Compared with Nine Months 2000
The consolidated net loss for the nine months ended September 30, 2001 was $3.1 million, or $(0.12) per share compared with an income before accounting change (and excluding a special charge in 2000) of $30.3 million, or $1.15 per share (diluted) in 2000. The consolidated operating loss for the first nine months of 2001 was $25.4 million compared with an operating income (excluding a special charge) of $57.7 million for 2000. A discussion of operating results for the two airlines follows.

Alaska Airlines  Operating income (excluding a special charge in 2000) decreased from $50.5 million income in 2000 to a $5.5 million loss in 2001. The main reason for the operating income reduction was that revenues did not grow as fast as expenses. A 6.7% capacity increase combined with a 2.7% decrease in revenue per ASM resulted in a 3.7% increase in operating revenues. The lower revenue per ASM was due to a 1.4% decrease in yield and a 1.3 point drop in load factor. The 6.7% capacity increase combined with a 1.5% increase in expense per ASM resulted in an 8.3% increase in operating expenses (excluding a special charge in 2000). Changes in operating expense items are generally due to the same reasons stated above in the third quarter comparison.

Horizon Air  Operating income decreased from $8.0 million income in 2000 to a $18.9 million loss in 2001. Changes in operating revenues and operating expenses are generally due to the same reasons stated above in the third quarter comparison.

Consolidated Nonoperating Income (Expense)  Net nonoperating income was $20.6 million in 2001 compared to $4.3 million in 2000. The $16.3 million change was due to recording $29.1 million of U.S government compensation, offset by higher interest expense and a $3.1 million reduction in fair value of fuel hedging contracts.

Consolidated Income Tax Credit Accounting standards require the Company to provide for income taxes each quarter based on its estimate of the effective tax rate for the full year. The volatility of air fares and fuel prices and the seasonality of the Company”s business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as goodwill amortization and employee per diem costs. In estimating the 35.4% tax rate for the first nine months of 2001, the Company considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and the 39.1% and 39.2% tax rates used for full years 1998 and 1999. This rate is evaluated each quarter and adjustments are made if necessary.

Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

	December 31, 2000	September 30, 2001	Change

(In millions, except debt-to-capital and per-share amounts)
Cash and marketable securities	$461.7	$667.3	$205.6
Working capital	94.9	257.7	162.8
Unused credit facility	150.0	0.0	(150.0)
Long-term debt and capital lease obligations	609.2	869.4	260.2
Shareholders’ equity	862.3	860.5	(1.8)
Book value per common share	$32.59	$32.44	$(0.15)
Debt-to-capital	41%:59%	50%:50%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	69%:31%	71%:29%	NA

The Company’s cash and marketable securities portfolio increased by $205.6 million during the first nine months of 2001. Operating activities provided $269.5 million of cash (including $50.4 million of U.S. government cash compensation under the Act) during this period. Additional cash was provided by the issuance of $359.5 million of new debt (including $150.0 million borrowed under Alaska”s credit facility) and the return of $72.5 million of flight equipment deposits. Cash was used for $351.6 million of capital expenditures, including the purchase of eight new and one used Boeing 737 aircraft, flight equipment deposits, spare parts and airframe and engine overhauls, for $128.2 million of debt repayment and for $18.7 million of restricted deposits.

Shareholders’ equity decreased $1.8 million, due to the net loss of $3.1 million, which was partly offset by stock issued for stock options exercised.

Commitments  At September 30, 2001, the Company had firm orders for 39 aircraft requiring aggregate payments of approximately $863 million, as set forth below. In the wake of the terrorists attacks on September 11, Alaska and Horizon are re-evaluating their fleet plans and the fleet additions shown below may change in the near future. In addition, Alaska has options to acquire 26 more B737s, and Horizon has options to acquire 15 Dash 8-400s and 25 CRJ 700s. Alaska and Horizon expect to finance the new planes with leases, long-term debt or internally generated cash.

			Delivery Period - Firm Orders
Aircraft	2001	2002	2003		2004	2005	Total
Boeing 737-700	—	2	—		—	—	2
Boeing 737-900	—	2	4	*	—	—	6
de Havilland Dash 8-400	5	—	—		—	—	5
Canadair RJ 700	5	6	3		6	6	26

Total	10	10	7		6	6	39

Payments (Millions)	$136	$221	$265		$131	$110	$863

* With manufacturer approval, some of  these firm orders may be converted to other Next Generation Boeing 737 aircraft.

New Accounting Standards  In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Company on January 1, 2002). SFAS 141 prohibits pooling-of-interests accounting for acquisitions. SFAS 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company estimates that the adoption of SFAS 142 will increase annual net income $2.0 million or $0.08 per share. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for the Company on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for the Company on January 1, 2002). This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The Company is in the process of evaluating the financial statement impact of SFAS No. 143 and SFAS No. 144.

Outlook for Fourth Quarter 2001 and Early 2002
Alaska operated approximately 82% of its previously planned schedule in October, expects to increase to approximately 88% in November and December and return to 100% in February 2002. Alaska’s business is seasonal and pretax losses are common in the fourth quarter. Losses in the fourth quarter of 2001 are expected to be larger than normal due to the slowing economy, the impact of the September 11 terrorist attacks and fare sales. Alaska expects to partly offset its losses with recognition of $70.6 million more U.S. government compensation in the fourth quarter of 2001.

Horizon operated approximately 76% of its previously planned schedule in October, expects to increase to 80% in November, 85% in December and return to 100% in March 2002. Losses are expected in the fourth quarter of 2001 due to the slowing economy, the impact of the September 11 terrorist attacks and fare sales. Horizon used its entire $10.4 million of U.S. government compensation in September 2001 to offset terrorist-related losses. During the fourth quarter of 2001, Horizon will be evaluating its owned F-28 aircraft and related spare parts for potential write-down in value.

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

The Company cannot predict the outcome of any of the pending civil or potential criminal proceedings described above. However, management believes their ultimate disposition is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries. The Company is also subject to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.

ITEM 5.  Other Information
Employees Investigation
During the third quarter, Alaska and the Air Line Pilots Association agreed to a two-year contract extension to April 30, 2005. The agreement calls for a pay increase of 11.05% retroactive to June 1, 2001, followed by a 5% increase effective June 1, 2002 and 4% increases effective on June 1, 2003 and 2004.

In early 1999, a federal mediator was assigned to assist Horizon and the International Brotherhood of teamsters (IBT) in the negotiation of an initial labor contract covering pilots. In July 2001, the parties reached tentative agreement on a five-year contract, which was ratified by the pilots in September 2001.

ITEM 6.  Exhibits and Reports on Form 8-K
On July 5, 2001, August 3, 2001, September 6 and September 17, 2001, reports on Form 8-K were filed discussing estimated financial results under regulation FD disclosure.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  November 8, 2001

/s/ Bradley D. Tilden
Bradley D. Tilden
Vice President/Finance and Chief Financial Officer

/s/ Terri K. Maupin
Terri K. Maupin
Staff Vice President/Finance and Controller