Form 10-Q
period 2002-03-31
ALASKA AIR GROUP INC
filed 2002-05-02
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002.
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

     The registrant has 26,546,130 common shares, par value $1.00, outstanding at March 31, 2002.

PART I. FINANCIAL STATEMENTS
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS

	December 31,	March 31,
	2001	2002

	(In Millions)
Current Assets
Cash and cash equivalents	$490.3	$353.9
Marketable securities	170.4	265.8
Receivables — net	83.5	104.3
Inventories and supplies — net	71.5	69.9
Prepaid expenses and other assets	84.7	126.5

Total Current Assets	900.4	920.4

Property and Equipment
Flight equipment	2,014.5	2,008.6
Other property and equipment	377.4	394.9
Deposits for future flight equipment	127.8	112.5

	2,519.7	2,516.0
Less accumulated depreciation and amortization	694.7	723.9

Total Property and Equipment — Net	1,825.0	1,792.1

Intangible Assets	51.4	51.4

Other Assets	157.0	160.0

Total Assets	$2,933.8	$2,923.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)
 Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	March 31,
	2001	2002

	(In Millions Except Share Amounts)
Current Liabilities
Accounts payable	$122.0	$132.2
Accrued aircraft rent	90.1	70.6
Accrued wages, vacation and payroll taxes	76.0	79.0
Other accrued liabilities	204.5	164.3
Air traffic liability	220.4	269.5
Current portion of long-term debt and capital lease obligations	43.2	43.7

Total Current Liabilities	756.2	759.3

Long-Term Debt and Capital Lease Obligations	863.3	862.5

Other Liabilities and Credits
Deferred income taxes	138.4	130.8
Deferred revenue	176.6	176.4
Other liabilities	179.0	197.6

	494.0	504.8

Shareholders’ Equity
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2001 - 29,268,869 shares
2002 - 29,285,569 shares	29.3	29.3
Capital in excess of par value	482.5	482.9
Treasury stock, at cost: 2001 - 2,740,501 shares 2002 - 2,739,439 shares	(62.6)	(62.5)
Accumulated other comprehensive income (loss)	(3.9)	7.0
Retained earnings	375.0	340.6

	820.3	797.3

Total Liabilities and Shareholders’ Equity	$2,933.8	$2,923.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
 Alaska Air Group, Inc.

	Three Months Ended March 31

	2001	2002

	(In Millions Except Per Share Amounts)
Operating Revenues
Passenger	$479.8	$456.1
Freight and mail	20.6	17.1
Other — net	15.6	23.7

Total Operating Revenues	516.0	496.9

Operating Expenses
Wages and benefits	192.0	204.6
Contracted services	20.9	22.8
Aircraft fuel	89.7	64.7
Aircraft maintenance	50.1	43.1
Aircraft rent	46.2	46.5
Food and beverage service	14.0	14.3
Commissions	15.4	12.4
Other selling expenses	31.8	30.2
Depreciation and amortization	29.9	31.7
Loss (gain) on sale of assets	0.8	(0.6)
Landing fees and other rentals	28.3	30.1
Other	46.4	48.5

Total Operating Expenses	565.5	548.3

Operating Loss	(49.5)	(51.4)

Nonoperating Income (Expense)
Interest income	8.1	4.4
Interest expense	(12.1)	(11.9)
Interest capitalized	3.6	0.2
Other — net	(1.4)	5.3

	(1.8)	(2.0)

Loss before income tax	(51.3)	(53.4)
Income tax credit	(18.2)	(19.0)

Net Loss	$(33.1)	$(34.4)

Basic Loss Per Share:	$(1.25)	$(1.30)

Diluted Loss Per Share:	$(1.25)	$(1.30)

Shares used for computation:
Basic	26.471	26.532
Diluted	26.471	26.532

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
 Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
	Outstanding	Stock	Par Value	at Cost	Income (Loss)	Earnings	Total

	(In Millions)
Balances at December 31, 2001	26.528	$29.3	$482.5	$(62.6)	$(3.9)	$375.0	$820.3

Net loss for the three months ended March 31, 2002						(34.4)	(34.4)
Other comprehensive income (loss) related to fuel hedges:
Change in fair value					20.5
Reclassification to earnings					(3.1)
Income tax effect					(6.5)

					10.9		10.9

Total comprehensive income (loss)							(23.5)
Stock issued under stock plans	0.018		0.4	0.1			0.5

Balances at March 31, 2002	26.546	$29.3	$482.9	$(62.5)	$7.0	$340.6	$797.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
 Alaska Air Group, Inc.

	Three Months Ended March 31

	2001	2002

	(In Millions)
Cash flows from operating activities:
Net loss	$(33.1)	$(34.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29.9	31.7
Amortization of airframe and engine overhauls	20.6	15.7
Loss (gain) on sale of assets	0.8	(0.6)
Decrease in deferred income taxes	(18.2)	(12.7)
Increase in accounts receivable	(19.5)	(20.8)
(Increase) decrease in other current assets	7.7	(31.1)
Increase in air traffic liability	57.7	49.2
Increase (decrease) in other current liabilities	5.4	(43.9)
Increase in deferred revenue and other-net	3.0	17.1

Net cash provided by (used in) operating activities	54.3	(29.8)

Cash flows from investing activities:
Proceeds from disposition of assets	—	1.7
Purchases of marketable securities	(79.6)	(117.7)
Sales and maturities of marketable securities	133.4	22.2
Property and equipment additions:
Flight equipment, including purchase deposits	(40.0)	14.2
Capitalized airframe and engine overhauls	(22.0)	(11.9)
Aircraft modifications, rotable parts, and other flight equipment	(18.3)	(7.2)
Other property and equipment	(13.6)	(5.9)
Restricted deposits and other	(0.1)	(2.2)

Net cash used in investing activities	(40.2)	(106.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	29.5	7.4
Long-term debt and capital lease payments	(60.2)	(7.6)
Proceeds from issuance of common stock	0.4	0.4

Net cash provided by (used in) financing activities	(30.3)	0.2

Net change in cash and cash equivalents	(16.2)	(136.4)
Cash and cash equivalents at beginning of period	101.1	490.3

Cash and cash equivalents at end of period	$84.9	$353.9

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$16.0	$9.9
Income taxes	(0.1)	0.0
Noncash investing and financing activities	None	None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Alaska Air Group, Inc. (the Company or Air Group) include the accounts of its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). These statements should be read in conjunction with the financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2001. They include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The adjustments made were of a normal recurring nature. Certain reclassifications have been made in the prior year’s financial statements to conform to the 2002 presentation.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this Statement, the Company’s intangible assets are considered to have an indefinite life and will no longer be amortized but instead will be subject to periodic impairment testing. Additionally, we will be required to apply a fair market value based assumption test to our goodwill at least annually. The impact of the adoption of SFAS No. 142 is expected to increase annual net income by $2.0 million related to the discontinuance of amortization of existing goodwill. We are currently evaluating whether there will be additional impacts from the adoption of SFAS No. 142 on our consolidated financial statements such as an impairment of existing goodwill amounts.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for the Company on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Adoption of this Statement, in the fiscal year beginning January 1, 2002, did not have a material impact on the Company’s consolidated financial statements.

Note 2. Earnings per Share (See Note 10 to Consolidated Financial Statements at December 31, 2001)

Earnings per share (EPS) calculations for the three months ended March 31 were as follows (in millions except per share amounts). The calculation is the same for basic and diluted EPS. Stock options are excluded from the calculation of diluted EPS because they are antidilutive and they represented 2.4 million and 3.0 million shares, respectively, in 2001 and 2002.

	2001	2002

Net loss	$(33.1)	$(34.4)
Average shares outstanding	26.471	26.532

Earnings per share	$(1.25)	$(1.30)

Note 3. Other Assets

At December 31, 2001 and March 31, 2002, other assets included prepaid pension cost of $98.4 million and $97.5 million, respectively.

Note 4. Frequent Flyer Program (See Note 1 to Consolidated Financial Statements at December 31, 2001)

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions.

	December 31, 2001	March 31, 2002

	(In millions)
Current Liabilities:
Other accrued liabilities	$67.3	$66.8
Other Liabilities and Credits:
Deferred revenue	123.0	122.0
Other liabilities	58.0	72.0

Total	$248.3	$260.8

Note 5. Operating Segment Information (See Note 11 to Consolidated Financial Statements at December 31, 2001)

Operating segment information for Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon) for the three months ended March 31 was as follows (in millions):

	2001	2002

Operating revenues:
Alaska	$418.1	$408.9
Horizon	102.0	93.2
Elimination of intercompany revenues	(4.1)	(5.2)

Consolidated	516.0	496.9

Loss before income tax:
Alaska	(33.7)	(43.9)
Horizon	(17.1)	(9.0)
Other	(0.5)	(0.5)

Consolidated	(51.3)	(53.4)

Total assets at end of period:
Alaska	2,401.0	2,738.8
Horizon	268.4	266.6
Other	843.0	828.7
Elimination of intercompany accounts	(901.2)	(910.2)

Consolidated	2,611.2	2,923.9

Alaska Airlines Financial and Statistical Data

	Three Months Ended March 31

	2001	2002	% Change

Financial Data (in millions):
Operating Revenues:
Passenger	$385.1	$374.2	(2.8)
Freight and mail	18.3	15.9	(13.1)
Other — net	14.7	18.8	27.9

Total Operating Revenues	418.1	408.9	(2.2)

Operating Expenses:
Wages and benefits	155.3	167.3	7.7
Contracted services	17.9	19.9	11.2
Aircraft fuel	74.0	55.2	(25.4)
Aircraft maintenance	31.1	36.5	17.4
Aircraft rent	35.3	31.8	(9.9)
Food and beverage service	13.2	13.9	5.3
Commissions	15.9	14.3	(10.1)
Other selling expenses	26.0	24.9	(4.2)
Depreciation and amortization	23.1	27.6	19.5
Loss on sale of assets	0.9	0.1	NM
Landing fees and other rentals	21.5	23.7	10.2
Other	36.4	35.5	(2.5)

Total Operating Expenses	450.6	450.7	0.0

Operating Loss	(32.5)	(41.8)	28.6

Interest income	9.5	5.0
Interest expense	(12.1)	(11.9)
Interest capitalized	2.6	0.1
Other — net	(1.2)	4.7

	(1.2)	(2.1)

Loss Before Income Tax	$(33.7)	$(43.9)	30.3

Operating Statistics:
Revenue passengers (000)	3,198	3,193	(0.2)
RPMs (000,000)	2,895	2,977	2.8
ASMs (000,000)	4,428	4,467	0.9
Passenger load factor	65.4%	66.7%	1.3 pts
Breakeven load factor	73.4%	76.5%	3.1 pts
Yield per passenger mile	13.30 ¢	12.57 ¢	(5.5)
Operating revenue per ASM	9.44 ¢	9.16 ¢	(3.1)
Operating expenses per ASM	10.18 ¢	10.09 ¢	(0.9)
Expense per ASM excluding fuel	8.51 ¢	8.86 ¢	4.1
Fuel cost per gallon	97.1 ¢	73.6 ¢	(24.3)
Fuel gallons (000,000)	76.2	75.0	(1.6)
Average number of employees	10,203	9,815	(3.8)
Aircraft utilization (blk hrs/day)	11.0	10.1	(8.2)
Operating fleet at period-end	96	102	6.3

NM = Not Meaningful

Horizon Air Financial and Statistical Data

	Three Months Ended March 31

	2001	2002	% Change

Financial Data (in millions):
Operating Revenues:
Passenger	$98.2	$86.3	(12.1)
Freight and mail	2.3	1.2	(47.8)
Other — net	1.5	5.7	280.0

Total Operating Revenues	102.0	93.2	(8.6)

Operating Expenses:
Wages and benefits	36.7	37.3	1.6
Contracted services	3.7	3.9	5.4
Aircraft fuel	15.7	9.5	(39.5)
Aircraft maintenance	19.0	6.6	(65.3)
Aircraft rent	11.0	14.8	34.5
Food and beverage service	0.8	0.4	(50.0)
Commissions	2.9	2.3	(20.7)
Other selling expenses	5.8	5.3	(8.6)
Depreciation and amortization	6.4	3.9	(39.1)
Gain on sale of assets	(0.1)	(0.6)	NM
Landing fees and other rentals	6.9	6.4	(7.2)
Other	9.9	12.7	28.3

Total Operating Expenses	118.7	102.5	(13.6)

Operating Loss	(16.7)	(9.3)	(44.3)

Interest expense	(1.1)	(0.5)
Interest capitalized	1.1	0.2
Other — net	(0.4)	0.6

	(0.4)	0.3

Loss Before Income Tax	$(17.1)	$(9.0)	(47.4)

Operating Statistics:
Revenue passengers (000)	1,177	1,095	(7.0)
RPMs (000,000)	336	329	(2.0)
ASMs (000,000)	543	531	(2.2)
Passenger load factor	61.8%	62.0%	0.2 pts
Breakeven load factor	73.3%	69.5%	(3.8)pts
Yield per passenger mile	29.24 ¢	26.20 ¢	(10.4)
Operating revenue per ASM	18.78 ¢	17.56 ¢	(6.5)
Operating expenses per ASM	21.85 ¢	19.31 ¢	(11.6)
Expense per ASM excluding fuel	18.96 ¢	17.52 ¢	(7.6)
Fuel cost per gallon	100.1 ¢	77.2 ¢	(22.9)
Fuel gallons (000,000)	15.6	12.3	(21.2)
Average number of employees	3,923	3,452	(12.0)
Aircraft utilization (blk hrs/day)	8.1	7.1	(12.3)
Operating fleet at period-end	63	62	(1.6)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as “will”, “should”, “the Company believes”, “we expect” or any other language indicating a prediction of future events. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, please see Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations
First Quarter 2002 Compared with First Quarter 2001

The consolidated net loss for the first quarter of 2002 was $34.4 million, or $1.30 per share, compared with a loss of $33.1 million, or $1.25 per share, in 2001. The consolidated operating loss for the first quarter of 2002 was $51.4 million compared with an operating loss of $49.5 million for 2001. Financial and statistical data for Alaska and Horizon is shown on pages 9 and 10, respectively. A discussion of this data follows.

Alaska Airlines Revenues

Capacity was down 4.9% in January but increased 3.1% in February and 4.5% in March. For the quarter, capacity increased 0.9% due to our service to new markets (Seattle to Washington D.C., Los Angeles to Cancun and Los Angeles to Calgary), partially offset by reduced service in existing markets, especially the Pacific Northwest to Southern California and Northern California. Traffic grew by 2.8%, and our passenger load factor increased 1.3 percentage points. The Canada and Mexico markets experienced the largest increases in load factor. Passenger yields were down 5.5% due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks, and fare sales offered to stimulate demand. Yields were down in virtually all major markets, with Mexico and Canada showing the largest decreases. The lower yield combined with the higher load factor resulted in a 3.1% decrease in revenue per available seat mile (ASM). The higher traffic combined with the lower yield resulted in a 2.8% decrease in passenger revenue.

Freight and mail revenues decreased 13.1% due to lower freight and mail volumes as a result of decreased business activity and increased security restrictions. Other-net revenues increased 27.9%, largely due to increased revenue from the sale of miles in Alaska’s frequent flyer program.

Alaska Airlines Expenses

For the quarter, total operating expenses were flat compared to 2001. Fuel expense decreased by $18.8 million, which was offset by increases in other expense categories, primarily wages and benefits. Cost per ASM decreased by 0.9%. Cost per ASM excluding fuel increased by 4.1%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 7.7% due to a 12.0% increase in average wages and benefits per employee combined with a 3.8% decrease in the number of employees. Average wages and benefits per employee increased due to a pilot pay increase that was effective in June 2001, longevity increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Contracted services increased 11.2% primarily due to increased airport security screening costs.

•	Fuel expense decreased 25.4% due to a 24.3% decrease in the cost per gallon of fuel and a 1.6% decrease in gallons consumed. The fuel consumption rate decreased 0.7% due to the use of more fuel-efficient B737-700 and B737-900 aircraft. The lower fuel prices saved $17.7 million.

•	Maintenance expense increased 17.4%, largely due to increased airframe overhaul expenses. A total of 11 “C” checks (annual airframe inspections) were performed at outside contractors in 2002 compared to three in 2001. Higher amortization of airframe and engine overhauls that were capitalized in prior years also contributed to the growth in maintenance expense.

•	Commission expense decreased 10.1%, exceeding the 2.8% decrease in passenger revenue, due to a commission cap we instituted in November 2001 and the continuing shift to direct sales channels. In 2002, 58.5% of Air Group ticket sales were made through travel agents, versus 61.6% in 2001. In 2002, 18.8% of the ticket sales were made through Alaska’s Internet web site versus 14.9% in 2001.

•	Depreciation and amortization increased 19.5%, primarily because we owned seven more aircraft in 2002.

•	Landing fees and other rentals increased 10.2%, primarily due to higher rates. The 2002 results include a $2.2 million credit from adjusting a December 2001 accrual due to a year-end airport assessment coming in lower than expected. Absent this credit, landing fees and other rentals increased 20.5%. The higher rates are attributable to airport construction projects and the effects of increased security and other costs resulting from the events of September 11.

•	Other expense decreased 2.5%, as lower supplies, property tax, passenger remuneration, personnel and legal costs offset higher expenditures for insurance.

Horizon Air Revenues

Capacity was down in 7.8% in January, increased 2.5% in February and decreased 1.0% in March. For the quarter, capacity decreased 2.2% due to lower customer demand, especially in the shorthaul markets. Approximately 4% of first quarter capacity was in new markets (San Jose to Tucson, Portland to Tucson, Sacramento to Palm Springs and Portland to Palm Springs). Passenger load factor increased 0.2 percentage points. Passenger yields were down 10.4% due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks, and fare sales offered to stimulate demand. The lower traffic combined with the lower yield resulted in a 12.1% decrease in passenger revenue.

Freight and mail revenues decreased 47.8%. In June 2001, Horizon ceased carrying general freight in order to focus on carrying higher-yield small packages. This change, along with the impact of the September 11 terrorist attacks, led to the decline in revenues. Other-net revenues increased $4.2 million, primarily due to manufacturer support received as compensation for delays in delivery of CRJ 700 aircraft.

Horizon Air Expenses

Operating expenses decreased by $16.2 million, or 13.6%, primarily due to a decrease in maintenance and fuel expenses. Horizon’s transition to its new fleet, as well as decreases in fuel prices, contributed to the decrease in these expenses. Cost per ASM decreased by 11.6%. Cost per ASM excluding fuel decreased by 7.6%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 1.6% due to a 15.5% increase in average wages and benefits per employee, offset by a 12.0% reduction in the number of employees. Employee reductions were in line with a 14.1% reduction in block hours. Average wages and benefits per employee increased due to a pilot pay increase that was effective in September 2001, longevity increases for union employees, annual merit raises for management employees, and higher health insurance costs for all employees.

•	Fuel expense decreased 39.5% due to a 22.9% decrease in the cost per gallon of fuel and a 21.2% decrease in gallons consumed. The fuel consumption rate decreased 8.3% due to the use of more fuel-efficient Dash 8-400 and CRJ 700 aircraft. The Company shifted flying to larger aircraft in 2002 which also contributed to this decrease. Fuel cost per ASM was 1.8¢ in 2002, compared to 2.9¢ in 2001.

•	Aircraft maintenance expense decreased 65.3% due to a 14.1% decrease in aircraft block hours, the greater use of new aircraft in 2002, and higher expenses in 2001 related to the phasing out of the Fokker F-28 jet aircraft.

•	Aircraft rent increased 34.5% due to higher rental rates incurred on new Dash 8-400 and CRJ 700 aircraft commencing in mid-2001 through early 2002.

•	Depreciation and amortization expense decreased 39.1%, primarily due to higher expenses in 2001 related to the phasing out of the Fokker F-28 jet aircraft.

•	Landing fees and other rentals decreased 7.2%, as higher rates (resulting primarily from new security directives) were offset by a 13.5% reduction in landings. The 2002 results include a $0.9 million credit from adjusting a December 2001 accrual due to a year-end airport assessment coming in lower than expected. Absent this credit, landing fees and other rentals increased 5.8%.

•	Other expense increased 28.3%, primarily due to higher expenditures for insurance, partly offset by lower supplies and passenger remuneration costs.

Consolidated Nonoperating Income (Expense)

Net nonoperating items were $2.0 million expense in 2002 compared to $1.8 million expense in 2001. Interest income decreased $3.7 million due to lower interest rates, while interest expense (net of capitalized interest) was up $3.2 million due to new debt incurred in the past year and much lower levels of capitalization. Other-net included a $3.1 million gain due to the increase in value of fuel hedging contracts in 2002 (compared with a $1.7 million loss on such contracts in 2001), a $1.4 million insurance recovery and a $1.0 million gain on conversion of Equant N.V. shares (a telecommunications network company owned by many airlines).

Consolidated Income Tax Credit Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of air fares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 35.6% tax rate for the first quarter of 2002, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and our forecast of pretax income for the full year. We evaluate this rate each quarter and make adjustments if necessary.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2001	March 31, 2002	Change

	(In millions, except debt-to-capital and per-share amounts)
Cash and marketable securities	$660.7	$619.7	$(41.0)
Working capital	144.2	161.1	16.9
Long-term debt and capital lease obligations	863.3	862.5	(0.8)
Shareholders’ equity	820.3	797.3	(23.0)
Book value per common share	$30.92	$30.03	$(0.89)
Debt-to-capital	51%:49%	52%:48%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	73%:27%	73%:27%	NA

The Company’s cash and marketable securities portfolio decreased $41.0 million during the first three months of 2002. $49.4 million of the decrease is attributable to payments for transportation taxes related to the fourth quarter of 2001 which we were allowed to defer until this quarter under the Air Transportation Safety and System Stabilization Act, and $35.5 million is for the incremental portion of lease payments on Horizon’s new aircraft. Cash was also used for $25.3 million of capital expenditures, including the purchase of spare parts and airframe and engine overhauls. These decreases were partially offset by $14.5 million of flight equipment deposits that were returned by Horizon’s aircraft manufacturer.

Shareholders’ equity decreased $23.0 million primarily due to the net loss of $34.4 million.

Financing Activities - During the first quarter of 2002, Horizon added three Dash 8-400 and two CRJ 700 aircraft to its operating fleet. The aircraft were financed with a combination of U.S. leveraged leases and single investor leases with terms of approximately 16.5 years. The aggregate future minimum lease payments under these five new operating leases will be $117.8 million.

Commitments - At March 31, 2002, the Company had firm orders for 27 aircraft requiring aggregate payments of approximately $661 million, as set forth below. In addition, Alaska has options to acquire 28 more B737s, and Horizon has options to acquire 15 Dash 8-400s and 25 CRJ 700s. Alaska expects to finance the new planes with leases, long-term debt or internally generated cash. Horizon expects to finance its new aircraft with operating leases.

	Delivery Period - Firm Orders

Aircraft	2002	2003	2004	2005	Total

Boeing 737-700	—	2	—	—	2
Boeing 737-900	1	2	3	—	6
Bombardier CRJ 700	5	2	6	6	19

Total	6	6	9	6	27

Payments (Millions)	$178	$175	$199	$109	$661

New Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (effective for the Company on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of SFAS No. 143.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
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

Management believes the ultimate disposition of this matter is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

The Company is also a party to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.

ITEM 5. Other Information

In April 2002, in response to requests from shareholders constituting a significant percentage of Alaska Air Group’s stock ownership, the Company eliminated its shareholder rights plan.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibit 10 — Employment agreement between Alaska Airlines, Inc. and George D. Bagley

(b)  On January 4, 2002, February 15, 2002, March 11, 2002, April 3, 2002 and April 12, 2002 reports on Form 8-K were filed discussing estimated financial results under regulation FD disclosure.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIR GROUP, INC. Registrant

Date: April 29, 2002

/s/ Bradley D. Tilden Bradley D. Tilden Executive Vice President/Finance and Chief Financial Officer

/s/ Terri K. Maupin Terri K. Maupin Staff Vice President/Finance and Controller