Form 10-Q
period 2002-09-30
ALASKA AIR GROUP INC
filed 2002-11-14
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

         The registrant has 26,549,161 common shares, par value $1.00, outstanding at October 31, 2002.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS

	Restated
	December 31,	September 30,
(In Millions)	2001	2002

Current Assets

Cash and cash equivalents	$490.3	$308.2

Marketable securities	170.4	354.4

Receivables — net	83.4	85.4

Inventories and supplies — net	71.5	71.4

Prepaid expenses and other assets	108.9	136.7

Total Current Assets	924.5	956.1

Property and Equipment

Flight equipment	2,002.8	2,039.3

Other property and equipment	395.5	432.5

Deposits for future flight equipment	112.4	87.6

	2,510.7	2,559.4

Less accumulated depreciation and amortization	701.3	786.5

Total Property and Equipment — Net	1,809.4	1,772.9

Goodwill	51.4	51.4

Other Assets	157.0	164.8

Total Assets	$2,942.3	$2,945.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	Restated
	December 31,	September 30,
(In Millions Except Share Amounts)	2001	2002

Current Liabilities

Accounts payable	$122.0	$132.2

Accrued aircraft rent	90.1	76.4

Accrued wages, vacation and payroll taxes	79.9	87.2

Other accrued liabilities	207.6	180.8

Air traffic liability	219.4	233.7

Current portion of long-term debt and capital lease obligations	43.2	46.2

Total Current Liabilities	762.2	756.5

Long-Term Debt and Capital Lease Obligations	847.9	843.7

Other Liabilities and Credits

Deferred income taxes	177.6	171.6

Deferred revenue	176.6	177.9

Other liabilities	128.8	159.1

	483.0	508.6

Shareholders’ Equity

Common stock, $1 par value

Authorized: 100,000,000 shares Issued: 2001 - 29,268,869 shares 2002 - 29,285,569 shares	29.3	29.3

Capital in excess of par value	482.5	482.9

Treasury stock, at cost: 2001 - 2,740,501 shares 2002 - 2,736,408 shares	(62.6)	(62.5)

Accumulated other comprehensive income (loss)	(3.9)	10.8

Retained earnings	403.9	375.9

	849.2	836.4

Total Liabilities and Shareholders’ Equity	$2,942.3	$2,945.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Alaska Air Group, Inc.

Three Months Ended September 30	Restated
(In Millions Except Share and Per Share Amounts)	2001	2002

Operating Revenues

Passenger	$536.9	$569.8

Freight and mail	22.6	21.0

Other — net	28.5	29.3

Total Operating Revenues	588.0	620.1

Operating Expenses

Wages and benefits	204.9	224.8

Contracted services	21.4	22.0

Aircraft fuel	85.6	82.8

Aircraft maintenance	43.3	35.8

Aircraft rent	46.0	48.3

Food and beverage service	15.2	18.6

Commissions	16.0	7.2

Other selling expenses	31.8	32.5

Depreciation and amortization	34.5	34.8

Loss (gain) on sale of assets	0.3	(0.2)

Landing fees and other rentals	33.8	38.9

Other	42.4	51.0

Total Operating Expenses	575.2	596.5

Operating Income	12.8	23.6

Nonoperating Income (Expense)

Interest income	7.1	5.8

Interest expense, net	(10.2)	(10.5)

U.S. government compensation	29.1	0.5

Other — net	(0.4)	(3.0)

	25.6	(7.2)

Income before income tax	38.4	16.4

Income tax expense	13.1	5.8

Net Income	$25.3	$10.6

Basic Earnings Per Share	$0.95	$0.40

Diluted Earnings Per Share	$0.95	$0.40

Shares used for computation:

Basic	26.514	26.549

Diluted	26.559	26.562

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Alaska Air Group, Inc.

Nine Months Ended September 30	Restated
(In Millions Except Share and Per Share Amounts)	2001	2002

Operating Revenues

Passenger	$1,550.9	$1,551.3

Freight and mail	67.3	59.4

Other — net	71.8	86.1

Total Operating Revenues	1,690.0	1,696.8

Operating Expenses

Wages and benefits	590.7	642.4

Contracted services	65.1	69.0

Aircraft fuel	265.1	222.6

Aircraft maintenance	143.7	121.3

Aircraft rent	138.5	141.6

Food and beverage service	44.6	49.9

Commissions	47.8	31.1

Other selling expenses	96.4	96.2

Depreciation and amortization	97.3	101.6

Loss (gain) on sale of assets	1.5	(0.8)

Landing fees and other rentals	92.8	105.1

Other	135.6	151.1

Total Operating Expenses	1,719.1	1,731.1

Operating Loss	(29.1)	(34.3)

Nonoperating Income (Expense)

Interest income	20.9	16.0

Interest expense, net	(27.1)	(33.3)

U.S. government compensation	29.1	0.5

Other — net	(2.3)	8.0

	20.6	(8.8)

Loss before income tax	(8.5)	(43.1)

Income tax benefit	(3.0)	(15.1)

Net Loss	$(5.5)	$(28.0)

Basic Loss Per Share	$(0.21)	$(1.05)

Diluted Loss Per Share	$(0.21)	$(1.05)

Shares used for computation:

Basic	26.489	26.543

Diluted	26.489	26.543

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	Income (Loss)	Earnings	Total

Balances at December 31, 2001:

As previously reported	26.528	$29.3	$482.5	$(62.6)	$(3.9)	$375.0	$820.3

Prior period adjustment (see Note 2)						28.9	28.9

As restated	26.528	29.3	482.5	(62.6)	(3.9)	403.9	849.2

Net loss for the nine months ended September 30, 2002						(28.0)	(28.0)

Other comprehensive income (loss):

Related to fuel hedges:

Change in fair value					26.3

Reclassification to earnings					(5.5)

Income tax effect					(8.1)

					12.7		12.7

Related to marketable securities:

Change in fair value					1.9

Reclassification to earnings					0.7

Income tax effect					(0.6)

					2.0		2.0

Total comprehensive loss							(13.3)

Treasury stock sales	0.005			0.1			0.1

Stock issued under stock plans	0.016		0.4				0.4

Balances at September 30, 2002	26.549	$29.3	$482.9	$(62.5)	$10.8	$375.9	$836.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

	Restated
Nine Months Ended September 30 (In millions)	2001	2002

Cash flows from operating activities:

Net loss	($5.5)	($28.0)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	97.3	101.6

Amortization of airframe and engine overhauls	55.9	46.5

Changes in derivative fair values	3.1	(5.3)

Loss (gain) on disposition of assets	1.5	(.8)

Increase (decrease) in deferred income taxes	17.3	(14.7)

Increase in accounts receivable — net	(6.1)	(7.1)

Decrease (increase) in other current assets	10.8	(12.9)

Increase in air traffic liability	25.8	14.3

Increase (decrease) in other current liabilities	70.4	(11.4)

Increase in other liabilities	3.4	27.1

Increase in deferred revenue	5.0	1.3

Other, net	(4.2)	6.4

Net cash provided by operating activities	274.7	117.0

Cash flows from investing activities:

Proceeds from disposition of assets	1.2	3.5

Purchases of marketable securities	(670.6)	(457.1)

Sales and maturities of marketable securities	394.5	275.7

Property and equipment additions:

Aircraft purchase deposits	(41.4)	(24.8)

Capitalized overhauls	(40.7)	(40.7)

Aircraft	(257.4)	(36.8)

Other flight equipment	(41.1)	(12.6)

Other property	(33.7)	(33.5)

Aircraft deposits returned	59.6	41.4

Restricted deposits and other	(18.6)	(13.4)

Net cash used in investing activities	(648.2)	(298.3)

Cash flows from financing activities:

Proceeds from issuance of long-term debt	359.5	25.5

Long-term debt and capital lease payments	(57.8)	(26.8)

Proceeds from issuance of common stock	1.4	.5

Net cash provided by (used in) financing activities	303.1	(.8)

Net change in cash and cash equivalents	(70.4)	(182.1)

Cash and cash equivalents at beginning of period	101.1	490.3

Cash and cash equivalents at end of period	$30.7	$308.2

Supplemental disclosure of cash paid (refunded) during the period for:

Interest (net of amount capitalized)	$34.8	$32.1

Income taxes paid (refunds received)	(16.7)	(20.8)

Noncash investing and financing activities	None	None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

         The accompanying unaudited consolidated financial statements of Alaska Air Group, Inc. (the Company) include the accounts of its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). These interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2001, subject to the restatement described in Note 2 below In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of September 30, 2002, as well as the results of its operations for the three and nine months ended September 30, 2002 and 2001. Except for the restatement of the prior year’s financial statements as described below, the adjustments made were of a normal recurring nature. Certain reclassifications have been made in the prior year’s restated financial statements to conform to the 2002 presentation.

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates include assumptions used to record liabilities, expenses and revenue associated with the Company’s Mileage Plan, estimated useful lives of property and equipment and the amounts of certain accrued liabilities. Actual results may differ from these estimates.

         As further discussed in Note 2, in June 2002, the Company restated its consolidated financial statements for the year ended December 31, 2001 and its unaudited consolidated financial statements for the quarterly period ended March 31, 2002 and for all quarterly periods during the year ended December 31, 2001. The Company expects to file an amendment to its Annual Report on Form 10-K for the year ended December 31, 2001, which will include its restated financial statements.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this Statement the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $1.5 million for the nine months ended September 30, 2002. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $51.4 million of goodwill. The test was performed using Alaska and Horizon as separate reporting units. Results of the test indicate that there may be an impairment in each reporting unit as it was determined that the net book value of each reporting unit exceeded its fair value. As a result, the Company is in the process of completing the second step of the impairment test to determine the amount of impairment, if any. The Company is unable to estimate the amount of the possible impairment, but is expected to complete the second step of the impairment test during the fourth quarter of 2002.

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Adoption of this Statement, in the fiscal year beginning January 1, 2002, did not have a material impact on the Company’s financial position, results of operations or cash flows.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“Statement 145”). This Statement requires that only certain debt extinguishment transactions be classified as an extraordinary item. Additionally, under this Statement, capital leases that are modified so that the resulting agreement is an operating lease shall be accounted for under the sale-leaseback provisions of SFAS No. 98. Statement 145 also includes minor modifications to existing GAAP literature. Statement 145 is generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Statement is effective for the Company for transactions on or after January 1, 2003 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Restatement of Financial Statements

         In June 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and the capitalization of software development costs, and restated its previously issued consolidated financial statements for the year ended December 31, 2001, including the interim periods within that year. The effect of these changes is as shown below and results in an increase in shareholders’ equity of $28.9 million as of December 31, 2001. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party, and made a reclassification of deferred income taxes, neither of which impact previously reported equity or earnings. These changes are more fully described below. Because the former methods are not considered to be in compliance with generally accepted accounting principles in the United States of America, the financial statements have been restated to give retroactive effect to these changes.

Leased Aircraft Return Costs

         The Company leases many of its aircraft under relatively long-term operating lease agreements. These aircraft are subject to periodic airframe and engine overhauls based on the Company’s maintenance program. The Company’s previous policy was to capitalize these overhauls and amortize the costs over the estimated lives of the overhauls. Separately, many of the Company’s lease agreements contain provisions which require that at the end of the lease, either certain minimum times remain until the next overhaul or the Company make a cash payment to the lessor. At the inception of the lease, the Company does not know the balance between actual time remaining to the next overhaul and cash payments that will be used to satisfy its return commitments. Under the previous method, the Company accrued the costs of returning leased aircraft, including any cash payments due to lessors and any unamortized overhauls, on a straight-line basis over the lives of the leases. Airframe and engine overhauls are now capitalized and amortized over the remaining lease term, if shorter than the life of the overhaul. Additionally, under our new method, since the amount of cash payments by themselves cannot be reasonably predicted at the inception of the lease, the Company will accrue cash payments expected to be made to lessors over the last few years of the lease when probable and estimable, versus over the entire lease term.

Internally Developed Software

         The Company also revised its accounting practices for certain costs of internally developed software. These costs were previously charged to expense as they were incurred, and they are now capitalized and amortized over the estimated lives of the software.

Aircraft Purchase Commitments

         The Company has a purchase commitment that may trigger a liability under certain events of default. The Company previously recognized a portion of this commitment which was funded by a third party as a liability, and related aircraft purchase deposits, on its balance sheet. Since the executory contract for the purchase commitment is not an obligation of the Company until the aircraft is delivered, this commitment is disclosed as a purchase commitment and not included in long-term debt or deposits for future flight equipment.

The effect of the restatement for the three and nine months ended September 30, 2001 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001

	As Previously		As Previously
	Reported	Restated	Reported	Restated

	(in millions, except per share)
Total Operating Expenses	$570.6	$575.2	$1,704.1	$1,719.1

Net Income (Loss)	$25.3	$25.3	$(3.1)	$(5.5)

Basic and Diluted Earnings (Loss) per Share	$0.95	$0.95	$(0.12)	$(0.21)

The effect of the restatement on selected balance sheet items is as follows as of December 31, 2001:

	December 31, 2001

	As Previously
	Reported	Restated

	(in millions)
Current Assets	$900.4	$924.5

Property and Equipment-Net	$1,825.0	$1,809.4

Current Liabilities	$756.2	$762.2

Long-Term Debt	$863.3	$847.9

Shareholders’ Equity	$820.3	$849.2

Note 3. Frequent Flyer Program

         Alaska’s Mileage Plan liabilities are included under the following balance sheet captions:

	December 31, 2001	September 30, 2002

	(In millions)
Current Liabilities:

Other accrued liabilities	$67.3	$77.5

Other Liabilities and Credits:

Deferred revenue	123.0	126.0

Other liabilities	58.0	80.0

Total	$248.3	$283.5

Note 4. Other Assets

         At December 31, 2001 and September 30, 2002, other assets included prepaid pension cost of $98.4 million and $90.2 million, respectively.

Note 5. Earnings per Share

         Earnings per share (EPS) calculations were as follows (in millions except per share amounts). Stock options excluded from the calculation of diluted EPS, because they are antidilutive, represented 2.0 million and 3.1 million shares, respectively, for the three months ended September 30, 2001 and 2002, and 2.3 million and 2.4 million shares, respectively, for the nine months ended September 30, 2001 and 2002.

	Three Months Ended September 30		Nine Months Ended September 30

	Restated 2001	2002	Restated 2001	2002

Basic

Net income (loss)	$25.3	$10.6	$(5.5)	$(28.0)

Average shares outstanding	26.514	26.549	26.489	26.543

Earnings (loss) per share	$0.95	$0.40	$(0.21)	$(1.05)

Diluted

Net income (loss)	$25.3	$10.6	$(5.5)	$(28.0)

Average shares outstanding	26.514	26.549	26.489	26.543

Assumed exercise of stock options	.045	.013	—	—

Diluted EPS shares	26.559	26.562	26.489	26.543

Earnings (loss) per share	$0.95	$0.40	$(0.21)	$(1.05)

Note 6. Operating Segment Information

         Operating segment information for Alaska and Horizon was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30

	Restated 2001	2002	Restated 2001	2002

Operating revenues:

Alaska	$484.6	$512.0	$1,380.7	$1,403.5

Horizon	107.5	115.5	323.4	311.8

Elimination of intercompany revenues	(4.1)	(7.4)	(14.1)	(18.5)

Consolidated	588.0	620.1	1,690.0	1,696.8

Income (loss) before income tax:

Alaska	31.6	10.4	3.2	(34.8)

Horizon	7.0	5.8	(10.1)	(7.2)

Other	(0.2)	0.2	(1.6)	(1.1)

Consolidated	38.4	16.4	(8.5)	(43.1)

Note 6 (continued)

	December 31,	September 30,	December 31,	September 30,
	2001	2002	2001	2002

Total assets at end of period (in millions):

Alaska	2,750.3	2,766.6	2,750.3	2,766.6

Horizon	240.1	255.0	240.1	255.0

Other	876.1	852.1	876.1	852.1

Elimination of intercompany accounts	(924.2)	(928.5)	(924.2)	(928.5)

Consolidated	$2,942.3	$2,945.2	$2,942.3	$2,945.2

Note 7. U.S. Government Compensation

         In September 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act to compensate the airlines for direct and incremental losses as a result of the September 11th terrorist attacks. In the second quarter of 2002, Alaska and Horizon each submitted final applications to the Department of Transportation (DOT) based on each company’s losses. During the third quarter of 2002, the DOT completed its review procedures and remitted final compensation payments to Alaska and Horizon of $0.3 million and $0.2 million, respectively. These amounts are reflected in the consolidated statement of income during the three months ended September 30, 2002.

ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA (unaudited)

	Three Months Ended September 30			Nine Months Ended September 30

	Restated		%	Restated		%
	2001	2002	Change	2001	2002	Change

Financial Data (in millions):

Operating Revenues:

Passenger	$441.8	$467.1	5.7%	$1,261.6	$1,274.9	1.1%

Freight and mail	20.8	19.7	-5.3%	60.5	55.6	-8.1%

Other — net	22.0	25.2	14.5%	58.6	73.0	24.6%

Total Operating Revenues	484.6	512.0	5.7%	1,380.7	1,403.5	1.7%

Operating Expenses:

Wages and benefits	166.5	186.0	11.7%	479.0	529.1	10.5%

Contracted services	19.0	19.0	0.0%	57.0	59.9	5.1%

Aircraft fuel	71.7	70.7	-1.4%	219.8	190.1	-13.5%

Aircraft maintenance	32.5	31.6	-2.8%	100.0	103.3	3.3%

Aircraft rent	33.7	32.1	-4.7%	104.0	95.7	-8.0%

Food and beverage service	14.5	17.8	22.8%	42.4	47.9	13.0%

Commissions	16.3	12.1	-25.8%	50.4	40.6	-19.4%

\
Other selling expenses	26.3	26.1	-0.8%	78.9	78.8	-0.1%

Depreciation and amortization	27.4	29.5	7.7%	76.5	86.8	13.5%

Loss on sale of assets	0.6	0.5	-16.7%	1.8	0.7	-61.1%

Landing fees and other rentals	25.9	30.2	16.6%	70.7	82.3	16.4%

Other	34.0	39.5	16.2%	108.4	114.0	5.2%

Total Operating Expenses	468.4	495.1	5.7%	1,388.9	1,429.2	2.9%

Operating Income (Loss)	16.2	16.9	4.3%	(8.2)	(25.7)	NM

Interest income	7.9	6.3		24.2	17.4

Interest expense	(11.9)	(11.3)		(34.6)	(34.8)

Interest capitalized	1.0	0.5		4.8	1.0

U.S. government compensation	18.7	0.3		18.7	0.3

Other — net	(0.3)	(2.3)		(1.7)	7.0

	15.4	(6.5)		11.4	(9.1)

Income (Loss) Before Income Tax	$31.6	$10.4	NM	$3.2	$(34.8)	NM

Operating Statistics:

Revenue passengers (000)	3,747	3,978	6.2%	10,643	10,787	1.4%

RPMs (000,000)	3,328	3,673	10.4%	9,514	10,022	5.3%

ASMs (000,000)	4,687	5,207	11.1%	13,798	14,602	5.8%

Passenger load factor	71.0%	70.5%	-0.5pts	69.0%	68.6%	-0.4pts

Breakeven load factor	70.0%	69.8%	-0.2pts	71.2%	71.8%	0.6pts

Yield per passenger mile	13.27¢	12.72¢	-4.2%	13.26¢	12.72¢	-4.1%

Operating revenue per ASM	10.34¢	9.83¢	-4.9%	10.01¢	9.61¢	-4.0%

Operating expenses per ASM	10.00¢	9.51¢	-4.9%	10.07¢	9.79¢	-2.8%

Expense per ASM excluding fuel	8.46¢	8.15¢	-3.7%	8.47¢	8.49¢	0.2%

Fuel cost per gallon	90.1¢	81.6¢	-9.4%	93.1¢	77.9¢	-16.3%

Fuel gallons (000,000)	79.6	86.6	8.8%	236.1	243.9	3.3%

Average number of employees	10,222	10,465	2.4%	10,209	10,167	-0.4%

Aircraft utilization (blk hrs/day)	10.3	11.2	8.2%	10.8	10.7	-0.9%

Operating fleet at period-end	102	102	0.0%	102	102	0.0%

NM = Not Meaningful

Note: Certain reclassifications have been made to the September 30, 2001 restated statements of income to conform to the September 30, 2002 presentation.

HORIZON AIR FINANCIAL AND STATISTICAL DATA (unaudited)

	Three Months Ended September 30			Nine Months Ended September 30

	Restated		%	Restated		%
Financial Data (in millions):	2001	2002	Change	2001	2002	Change

Operating Revenues:

Passenger	$98.4	$108.9	10.7%	$301.0	$291.6	-3.1%

Freight and mail	1.9	1.4	-26.3%	6.8	3.8	-44.1%

Other — net	7.2	5.2	-27.8%	15.6	16.4	5.1%

Total Operating Revenues	107.5	115.5	7.4%	323.4	311.8	-3.6%

Operating Expenses:

Wages and benefits	38.4	38.7	0.8%	111.7	113.2	1.3%

Contracted services	3.3	4.2	27.3%	10.4	12.3	18.3%

Aircraft fuel	13.8	12.0	-13.0%	45.2	32.5	-28.1%

Aircraft maintenance	10.7	4.3	-59.8%	43.6	18.1	-58.5%

Aircraft rent	12.3	16.2	31.7%	34.6	45.9	32.7%

Food and beverage service	0.8	0.8	0.0%	2.3	2.0	-13.0%

Commissions	3.0	1.3	-56.7%	9.0	5.7	-36.7%

Other selling expenses	5.5	6.4	16.4%	17.6	17.4	-1.1%

Depreciation and amortization	6.7	4.9	-26.9%	19.8	13.9	-29.8%

Gain on sale of assets	(0.3)	(0.7)	NM	(0.3)	(1.4)	NM

Landing fees and other rentals	7.9	8.6	8.9%	22.1	22.8	3.2%

Other	8.7	12.4	42.5%	27.3	37.4	37.0%

Total Operating Expenses	110.8	109.1	-1.5%	343.3	319.8	-6.8%

Operating Income (Loss)	(3.3)	6.4	NM	(19.9)	(8.0)	NM

Interest expense	(0.7)	(0.6)		(2.8)	(1.6)

Interest capitalized	0.6	0.1		2.7	0.4

U.S. government compensation	10.4	0.2		10.4	0.2

Other — net	0.0	(0.3)		(0.5)	1.8

	10.3	(0.6)		9.8	0.8

Income (Loss) Before Income Tax	$7.0	$5.8	-17.1%	$(10.1)	$(7.2)	-28.7%

Operating Statistics:

Revenue passengers (000)	1,207	1,334	10.5%	3,635	3,621	-0.4%

RPMs (000,000)	357	424	19.0%	1,050	1,128	7.4%

ASMs (000,000)	555	657	18.4%	1,674	1,795	7.3%

Passenger load factor	64.3%	64.6%	0.3pts	62.7%	62.8%	0.1pts

Breakeven load factor	66.9%	61.6%	-5.3pts	67.4%	65.0%	-2.4pts

Yield per passenger mile	27.59¢	25.66¢	-7.0%	28.66¢	25.86¢	-9.8%

Operating revenue per ASM	19.36¢	17.58¢	-9.2%	19.32¢	17.37¢	-10.1%

Operating expenses per ASM	19.97¢	16.60¢	-16.9%	20.51¢	17.81¢	-13.2%

Expense per ASM excluding fuel	17.48¢	14.77¢	-15.5%	17.81¢	16.00¢	-10.1%

Fuel cost per gallon	94.0¢	81.9¢	-12.9%	97.6¢	80.1¢	-17.9%

Fuel gallons (000,000)	14.7	14.7	0.0%	46.4	40.6	-12.5%

Average number of employees	3,811	3,518	-7.7%	3,840	3,462	-9.8%

Aircraft utilization (blk hrs/day)	7.6	7.7	0.9%	7.9	7.4	-6.2%

Operating fleet at period-end	65	63	-3.1%	65	63	-3.1%

NM = Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

         This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as “will”, “should”, “the Company believes”, “we expect” or any other language indicating a prediction of future events, including without limitation statements relating to the Company’s expectations regarding financing new aircraft commitments. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, please see Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         As discussed in Note 2 to the consolidated financial statements, in June 2002 the Company restated its financial statements for the year ended December 31, 2001 and the interim periods within that year. The accompanying management’s discussion and analysis gives effect to the restatement.

Results of Operations

Third Quarter 2002 Compared with Third Quarter 2001
         Our consolidated net income for the third quarter of 2002 was $10.6 million, or $0.40 per share, compared with net income of $25.3 million, or $0.95 per share, in 2001. The 2001 results include $29.1 million ($18.0 million after tax or $0.68 per share) of U.S. government compensation. Our consolidated operating income for the third quarter of 2002 was $23.6 million compared with operating income of $12.8 million for 2001. Financial and statistical data for Alaska and Horizon is shown on pages 13 and 14. A discussion of this data follows.

Alaska Airlines

         Our capacity increased 11.1% during the three months ended September 30, 2002 when compared to the same period in 2001. This increase resulted largely from service to new markets (Seattle to Washington D.C., Boston and Denver; Los Angeles to Cancun and Calgary), partially offset by reduced service in existing markets, especially the Pacific Northwest to Northern California. Traffic grew by 10.4%, while passenger load factor decreased 0.5 percentage points. The new Washington D.C., Boston and Denver markets experienced load factors exceeding the system average. Virtually all other markets experienced reductions in load factor. For 2001, capacity, traffic and load factors were adversely impacted by the September 11th terrorist attacks. Passenger yields decreased 4.2% for the quarter compared to 2001 due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks and the slowing economy, and fare sales offered to stimulate demand. Yields were down in all major markets except the Pacific Northwest to Southern California market. The lower yield combined with the lower load factor resulted in a 4.9% decrease in revenue per available seat mile (ASM). The higher traffic combined with the lower yield resulted in a 5.7% increase in passenger revenue.

         Freight and mail revenues decreased 5.3% during the three months ended September 30, 2002 when compared to comparable periods in 2001. This decrease is primarily a result of increases in freight revenues offset by decreases in mail revenues.

         Other-net revenues increased 14.5%, due largely to increased revenue related to the sale of miles in Alaska’s frequent flyer program, new security fee reimbursement revenue and higher essential air service subsidy rates.

         Total operating expenses increased 5.7% during the three months ended September 30, 2002 when compared to the same period in 2001, while our cost per ASM decreased by 4.9%. Our cost per ASM excluding fuel decreased by 3.7%. Explanations of significant period over period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $19.5 million, or 11.7% during the three months ended September 30, 2002 as compared to the same period in 2001. This increase is due principally to increases of $7.6 million, $6.3 million and $4.8 million in employee wages, pension costs and higher costs associated with medical insurance and workers compensation costs, respectively. Increases in wages resulted from pilot pay increases (11% effective in June 2001 plus 5% effective in May 2002), scale step increases for union employees and annual merit raises for management employees.

•	Fuel expense decreased 1.4% due to a 9.4% decrease in the cost per gallon of fuel combined with an 8.8% increase in gallons consumed. Fuel hedging saved $4.6 million during the three months ended September 30, 2002.

•	Commission expense decreased 25.8%, despite a 5.7% increase in passenger revenue, due to the elimination of base commissions and the continuing shift to direct sales channels. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. This change reduced commissions expense in the third quarter of 2002 by approximately $7.6 million. During the three months ended September 30, 2002, 54.5% of the Company’s ticket sales were made through travel agents, versus 57.7% in 2001. During the three months ended September 30, 2002, 22.6% of total ticket sales were made through Alaska’s Internet web site versus 17.5% in 2001.

•	Aircraft maintenance expense decreased $.9 million or 2.8% during the three months ended September 30, 2002 when compared to the same period in 2001. This decrease is due largely to fewer major engine repairs and overhauls. In the fourth quarter of 2002, the Company expects a 30% increase in maintenance expense when compared to the same period in 2001. This expected increase is a result of several maintenance checks scheduled for the 4th quarter of 2001 that were postponed until first quarter of 2002 while the Company assessed its operating needs in the aftermath of September 11th.

•	Landing fees and other rentals increased 16.6%, primarily due to higher rates as a result of airport construction projects, ground rents on our four new routes and 6.6% more departures during the three months ended September 30, 2002 as compared to the same period in 2001.

•	Other expense increased 16.2% due to higher insurance costs, partially offset by lower costs for property taxes, legal services, utilities, supplies and passenger remuneration costs.

Horizon Air

         During the three months ended September 30, 2002, capacity increased 18.4% compared to the same period in 2001. This increase is due principally to service in new markets (San Jose and Portland to Tucson, Sacramento and Portland to Palm Springs, Boise and Portland to Denver, Boise to San Francisco and San Diego). Our traffic grew by 19.0%, and our passenger load factor increased 0.3 percentage points. For 2001, capacity, traffic and load factors were adversely impacted by the September 11th terrorist attacks. For the quarter, passenger yields decreased 7.0% due to a combination of fewer business passengers, a drop off in demand due to the September 11th terrorist attacks, an increase in average trip length, and fare sales offered to stimulate demand. The higher traffic combined with the lower yield resulted in a 10.7% increase in passenger revenue.

         Freight and mail revenues decreased 26.3% primarily due to lower freight volumes attributable to increased security restrictions and a slower economy. Other-net revenues decreased 27.8%, primarily due to lower levels of manufacturer support received as compensation for delays in delivery of new aircraft.

         Operating expenses decreased by $1.7 million, or 1.5%, during the three months ended September 30, 2002 compared to the same period in 2001. This decrease is due principally to decreases in maintenance expense and fuel expense benefits due to the transition to our new fleet. The decreases in operating expenses were largely offset by increases in aircraft rent and other expenses. Our cost per ASM decreased by 16.9%, while our cost per ASM excluding fuel decreased by 15.5%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 0.8% during the three months ended September 30, 2002 when compared to the same period in 2001. This increase is due principally to increases in average wages and benefits per employee, partially offset by a reduction in the number of employees. Average wages and benefits per employee increased due to a pilot pay increase that was effective in September 2001, scale and step increases for union employees, annual merit raises for management employees, and higher health insurance costs for all employees.

•	Contracted services increased 27.3% due principally to increased airport security screening costs at all airports, increased outside services costs and ground handling costs at new airports served.

•	Fuel expense decreased 13.0% primarily due to a 12.9% decrease in the cost per gallon of fuel. Fuel hedging saved $1.2 million during the three months ended September 30, 2002.

•	Aircraft maintenance expense decreased 59.8% due principally to the greater use of new aircraft in 2002 and higher expenses in 2001 related to the phasing out of the Fokker F-28 jet aircraft.

•	Aircraft rent increased 31.7% due to higher rental rates incurred on new Dash 8-400 and CRJ 700 aircraft commencing in mid-2001 through mid-2002.

•	Depreciation and amortization expense decreased 26.9%, primarily due to higher expenses in 2001 related to the phasing out of the Fokker F-28 jet aircraft.

•	Other expense increased 42.5%, primarily due to higher expenditures for insurance and property taxes, partly offset by lower personnel expenses and supply costs.

Consolidated Nonoperating Income (Expense)

         Consolidated nonoperating income (expense) during the three months ended September 30, 2002 and 2001 includes $0.5 million and $29.1 million, respectively of U.S. government compensation received in connection with the September 11th terrorists attacks. Excluding these amounts, net nonoperating items were $7.7 million expense during the three months ended September 30, 2002 compared to $3.5 million expense during the same period in 2001. The $4.2 million change was due largely to a $3.1 million loss resulting from hedge ineffectiveness on certain fuel hedging contracts in 2002 (compared with a $0.5 million loss on such contracts in 2001). The remaining decrease is a result of decreases in interest income resulting from overall decreases in interest rates in 2002.

Nine Months 2002 Compared with Nine Months 2001

         The consolidated net loss for the nine months ended September 30, 2002 was $28.0 million, or $1.05 per share compared with a net loss of $5.5 million, or $0.21 per share during the same period in 2001. The consolidated operating loss for the nine months ended September 30, 2002 was $34.3 million compared with an operating loss of $29.1 million during the same period in 2001. A discussion of operating results for the two airlines follows.

Alaska Airlines

         The operating loss widened by $17.5 million to $25.7 million during the nine months ended September 30, 2002. Capacity increased 5.8% for the first nine months of 2002 compared to 2001. This increase is attributable to service to new markets which commenced in late 2001 (Seattle to Washington D.C. and Los Angeles to Cancun), the first quarter of 2002 (Los Angeles to Calgary), and in April 2002 (Seattle to Denver and Boston). The increase was partially offset by reduced service in existing markets, primarily the Pacific Northwest to Southern and Northern California markets. Traffic increased by 5.3% compared to 2001, and our passenger load factor decreased 0.4 percentage points. The new Washington D.C., Boston and Denver markets have experienced load factors which exceed the system average year to date. Passenger yields decreased 4.1% during the nine months ended September 30, 2002 compared to the same period in 2001, due to a combination of fewer business passengers, a drop off in demand due to the September 11th terrorist attacks, the slowing economy and fare sales offered to stimulate demand. The lower yield combined with the lower load factor resulted in a 4.0% decrease in revenue per ASM. The higher traffic combined with the lower yield resulted in a 1.1% increase in passenger revenue.

         Freight and mail revenue decreased 8.1% due to lower freight volumes attributable to increased security restrictions and a slower economy.

         Other-net revenues increased 24.6% primarily due to increased revenue related to the sale of miles in Alaska’s frequent flyer program, new security fee reimbursement revenue and higher essential air service subsidy rates.

         Total operating expenses increased 2.9% during the nine months ended September 30, 2002 when compared to the same period in 2001. Cost per ASM decreased 2.8% and cost per ASM excluding fuel increased slightly by 0.2 percentage points. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased $50.1 million, or 10.5% during the nine months ended September 30, 2002 as compared to the same period in 2001. This increase is due principally to an increase in average wages and benefits per employee combined with an overall decrease in the number of employees. Average wages and benefits per employee increased due to pilot pay increases (11% effective in June 2001 plus 5% effective in May 2002), scale and step increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Fuel expense decreased 13.5% due to a 16.3% decrease in the cost per gallon of fuel combined with a 3.3% increase in gallons consumed. Fuel hedging saved $5.4 million during the nine months ended September 30, 2002.

•	Commission expense decreased 19.4%, despite a 1.1% increase in passenger revenue, due to elimination of base commissions and the continuing shift to direct sales channels. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. During the nine months ended September 30, 2002, 57.0% of the Company’s ticket sales were made through travel agents, versus 60.5% during the same period in 2001. During the nine months ended September 30, 2002, 20.6% of total ticket sales were made through Alaska’s Internet web site versus 16.0% during the same period in 2001.

•	Depreciation and amortization increased 13.5%, due principally to equipment added during the year. In addition, Alaska owns one more 737-900 and 737-200 Combi this year when compared to the same period in 2001.

•	Landing fees and other rentals increased 16.4%, primarily due to higher rates as a result of airport construction projects, ground rents on our four new routes and more departures during the nine months ended September 30, 2002 as compared to the same period in 2001.

•	Other expense increased 5.2% due to higher insurance costs, partially offset by lower costs for property taxes, legal expenses, utilities, supplies, personnel and passenger remuneration costs.

Horizon Air

         During the nine months ended September 30, 2002, capacity increased 7.3% when compared to the same period in 2001. This increase is due principally to service in new markets (San Jose and Portland to Tucson, Sacramento and Portland to Palm Springs, Boise and Portland to Denver, Boise to San Francisco and San Diego). Traffic grew by 7.4% and our passenger load factor slightly increased by 0.1 percentage points. Passenger yields decreased by 9.8% due to a combination of fewer business passengers, a drop off in demand due to the September 11 terrorist attacks, an increase in average trip length and fare sales offered to stimulate demand. Lower passenger yield combined with higher passenger traffic resulted in a slight decrease in passenger revenue by 3.1% during the nine months ended September 30, 2002 when compared to the same period in 2001.

         Other-net revenues increased 5.1% primarily due to higher levels of manufacturer support received as compensation for delays in delivery of new aircraft during the first quarter of 2002.

         Operating expenses decreased by $23.5 million, or 6.8%, during the nine months ended September 30, 2002 compared to the same period in 2001. This decrease is due principally to decreases in maintenance expense and fuel expense due to the transition to our new fleet. These decreases in operating expenses were largely offset by increases in aircraft rent and other expenses. Our cost per ASM decreased by 13.2%, while our cost per ASM excluding fuel decreased by 10.1%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 1.3% during the three months ended September 30, 2002 when compared to the same period in 2001. This increase is due principally to increases in average wages and benefits per employee, partially offset by a reduction in the number of employees. Average wages and benefits per employee increased due to pilot pay increase that was effective in September 2001, scale and step increases for union employees, annual merit raises for management employees, and higher health insurance costs for all employees.

•	Fuel expense decreased 28.1% due to a 17.9% decrease in the cost per gallon of fuel and a 12.5% decrease in gallons consumed. The fuel consumption rate decreased due to the use of more fuel-efficient Dash 8-400 and CRJ 700 aircraft. Additionally, fuel hedging saved $1.4 million during the nine months ended September 30, 2002.

•	Aircraft maintenance expense decreased 58.5% due principally to the greater use of new aircraft in 2002 and higher expenses in 2001 related to the phasing out of the Fokker F-28 jet aircraft.

•	Aircraft rent increased 32.7% due to higher rental rates incurred on new Dash 8-400 and CRJ 700 aircraft commencing in mid-2001 through mid-2002.

•	Other expense increased 37.0%, primarily due to higher expenditures for insurance, property taxes and legal fees, partly offset by lower passenger remuneration, supplies and communication costs.

Consolidated Nonoperating Income (Expense)

         Consolidated nonoperating income (expense) during the nine months ended September 30, 2002 and 2001 includes $0.5 million and $29.1 million, respectively of U.S. government compensation received in connection with the September 11th terrorist attacks. Excluding these amounts, net nonoperating items were $9.3 million expense in 2002 compared to $8.5 million expense in 2001. The $0.8 million net change was due principally to an increase in losses resulting from hedge ineffectiveness on certain fuel hedging contracts in 2002 offset by lower interest income and higher interest expense resulting from new debt incurred in the past year.

Consolidated Income Tax Benefit (Expense)

         Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 35.0% tax rate for the first nine months of 2002, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes and our forecast of pretax loss for the full year. We evaluate this effective rate each quarter and make adjustments if necessary.

Critical Accounting Policies

         For more information on the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. In June 2002, the Company revised its accounting practices with respect to aircraft lease return costs. This change is more fully described in Note 2 to the financial statements.

Liquidity and Capital Resources

         The table below presents the major indicators of financial condition and liquidity.

	December 31, 2001 Restated	September 30, 2002	Change

	(In millions, except debt-to-capital amounts)
Cash and marketable securities	$660.7	$662.6	$1.9

Working capital	162.3	199.6	37.3

Long-term debt and capital lease obligations, net of current	847.9	843.7	(4.2)

Shareholders’ equity	849.2	836.4	(12.8)

Book value per common share	$32.01	$31.50	$(0.51)

Debt-to-capital	50%:50%	50%:50%	NA

Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	72%:28%	72%:28%	NA

         The Company’s cash and marketable securities portfolio increased $1.9 million during the first nine months of 2002. Operating activities provided $117.0 million of cash during this period. Additional cash was provided by the issuance of $25.5 million of new debt. Cash outflows included $107 million of capital expenditures, including the purchase of spare parts, airframe and engine overhauls and $36.8 million for purchases of new aircraft. In addition, the Company made $26.8 million of debt repayments.

         Shareholders’ equity decreased $12.8 million due principally to the net loss of $28.0 million, partially offset by an increase in accumulated other comprehensive income of $14.7 million

         Financing Activities - During the first nine months of 2002, Horizon added three Dash 8-400 and six CRJ 700 aircraft to its operating fleet. The aircraft were financed with a combination of U.S. leveraged leases and single investor leases with terms of approximately 16.5 years. Future minimum lease payments under these nine leases total $221.2 million. Because these aircraft were financed at delivery, they are not included in the capital expenditures amount stated above.

         Aircraft Purchase Commitments - At September 30, 2002, the Company had firm orders for 29 aircraft requiring aggregate remaining payments of approximately $587 million, as set forth below. In addition, Alaska has options to acquire 24 more B737s, and Horizon has options to acquire 15 Dash 8-400s and 25 CRJ 700s. Alaska expects to finance five of the B737-700 deliveries in 2003 with operating leases and the remainder of the new planes with long-term debt or internally generated cash. Horizon expects to finance its new aircraft with operating leases.

	Delivery Period - Firm Orders

Aircraft	2002	2003	2004	2005	Total

Boeing 737-700	—	6	—	—	6

Boeing 737-900	—	5	3	—	8

Bombardier CRJ 700	1	2	6	6	15

Total	1	13	9	6	29

Payments (Millions)	$51	$235	$194	$107	$587

         The Company has a purchase commitment that may trigger a liability under certain events of default. The Company previously recognized a portion of this commitment, which was funded by a third party as a liability, and related aircraft purchase deposits on its balance sheet. Since the executory contract for the purchase commitment is not an obligation of the Company until the aircraft is delivered, this commitment is now disclosed as a purchase commitment and not included in long-term debt or deposits for future flight equipment. See Note 2 to the financial statements.

         New Accounting Standards – Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this Statement the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $1.5 million for the nine months ended September 30, 2002. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $51.4 million of goodwill. The test was performed using Alaska and Horizon as separate reporting units. Results of the test indicate that there may be an impairment in each reporting unit as it was determined that the net book value of each reporting unit exceeded its fair value. As a result, the Company is in the process of completing the second step of the impairment test to determine the amount of impairment, if any. The Company is unable to estimate the amount of the possible impairment, but is expected to complete the second step of the impairment test during the fourth quarter of 2002.

         In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“Statement 145”). This Statement requires that only certain debt extinguishment transactions be classified as an extraordinary item. Additionally, under this Statement, capital leases that are modified so that the resulting agreement is an operating lease, shall be accounted for under the sale-leaseback provisions of SFAS No. 98. Statement 145 also includes minor modifications to existing U.S. Generally Accepted Accounting Principles literature. Statement 145 is generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Statement is effective for the Company on January 1, 2003 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

         The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company accounts for its fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). At September 30, 2002, the Company had hedge agreements in place to hedge approximately 40% of its 2002 and 35% of its 2003 expected jet fuel requirements. Under SFAS 133, all changes in fair value that are considered to be effective are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed. The fair value of the Company’s hedge instruments at September 30, 2002 was a net asset of approximately $21.6 million, which is recorded in prepaid expenses and other assets in the consolidated balance sheet as of September 30, 2002.

         During the three and nine months ended September 30, 2002, the Company recognized approximately $5.8 million and $6.8 million in realized hedging gains which are reflected in aircraft fuel in the consolidated statements of income. During the three and nine months ended September 30, 2002, the Company recorded $3.1 million expense and $5.5 million income, respectively, related to the ineffectiveness of the Company’s hedges. These amounts are recorded as non-operating income (expense) in other-net in the consolidated statements of income.

         As of September 30, 2002, the Company had unrealized gains, net of tax of $12.7 million. These amounts are reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets as of September 30, 2002.

ITEM 4. Controls and Procedures

         In the 90-day period before the filing of this report, the chief executive officer and chief financial officer of the Company (collectively, the certifying officers) have evaluated the effectiveness of the Company’s disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

         The certifying officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company’s business and operations.

         No significant changes in the Company’s internal controls or in other factors were detected that could significantly affect the Company’s internal controls subsequent to the date when the internal controls were evaluated.

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

ITEM 5. Other Information

Employees
         Alaska has two major labor contracts becoming amendable in 2002. Negotiations are continuing with the International Association of Machinists and Aerospace Workers regarding the Clerical, Office and Passenger Service (COPS) employee group. The COPS contract became amendable on October 29, 2002. During the third quarter of 2002, negotiations started with the Aircraft Mechanics Fraternal Association (AMFA) regarding the mechanics, inspectors and cleaners employee group. The AMFA contract is amendable December 25, 2002.

         Alaska has a labor contract with the Transit Workers Union (TWU), which covers 29 dispatchers. The contract was amendable on August 9, 2002. During the third quarter 2002, the Company and TWU agreed to a five-year contract term on all issues except hourly wage rate and certain wage-related issues. By agreement of both parties, those issues were submitted to interest arbitration to determine wages for a three-year period. The Company hopes to have resolution to these issues in the fourth quarter of 2002.

         Horizon is continuing negotiations with the Association of Flight Attendants regarding the flight attendant employee group, whose contract is amendable January 28, 2003. During the third quarter of 2002, negotiations started with AMFA (that recently replaced the Transport Workers Union) regarding the mechanics and related classifications employee group, whose contract is amendable December 15, 2002.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

         Exhibit 99.1- Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
         Exhibit 99.2- Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K

         On July 3, 2002, August 22, 2002 and September 16, 2002, reports on Form 8-K were filed discussing estimated financial results under regulation FD disclosure. On August 20, 2002, a report on Form 8-K was filed disclosing the CEO and CFO sworn statements required by SEC Order 4-460.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIR GROUP, INC. Registrant

Date: November 14, 2002

/s/ Terri K. Maupin Terri K. Maupin Staff Vice President/Finance and Controller

/s/ Bradley D. Tilden Bradley D. Tilden Executive Vice President/Finance and Chief Financial Officer

CERTIFICATIONS

I, John F. Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alaska Air Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

By /s/ John F. Kelly John F. Kelly Chief Executive Officer

I, Bradley D. Tilden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alaska Air Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

By /s/ Bradley D. Tilden Bradley D. Tilden Chief Financial Officer