Form 10-Q/A
period 2002-06-30
ALASKA AIR GROUP INC
filed 2002-11-27
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

ITEM 6. Exhibits and Reports on Form 8-K
Signatures
EXHIBIT 99.1
EXHIBIT 99.2

EXPLANATORY NOTE

This Amendment is being filed to comply with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the Act). The Company’s executive certifications under the Act accompanying its quarterly report for the period ending June 30, 2002, filed on August 14, 2002, were limited due to the Company’s new independent public accountants not having yet completed their review of the unaudited financial statements included in the Report as required by Rule 10-01(d) of Regulation S-X. The certifications included herein remove the limitations in the previous certifications.

ITEM 6. Exhibits and Reports on Form 8-K

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

Date:   November 26, 2002

/s/  Terri K. Maupin

Terri K. Maupin
Staff Vice President/Finance and Controller

/s/  Bradley D. Tilden

Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

2