Form 10-K/A
period 2001-12-31
ALASKA AIR GROUP INC
filed 2003-01-10
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

X	AMENDMENT No. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes        X          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A ( X )

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Title of Document	Part Hereof Into Which Document to be Incorporated

Definitive Proxy Statement Relating to 2002 Annual Meeting of Shareholders	Part III

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party and the amounts recorded for the cumulative effect of the accounting change upon the adoption of SAB 101 in 2000. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact to previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the Company’s previously issued consolidated financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years have been restated.

This Form 10-K/A corrects the previously issued financial statements. See Selected Consolidated Financial and Operating Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements including the Notes to Consolidated Financial Statements, for the impact of the restatement.

This amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 amends and restates only those items of the previously filed Form 10-K which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement and to make non-substantive revisions to the notes to the consolidated financial statements. For additional information regarding the restatement, see “Note 16 to Consolidated Financial Statements” included in Part II, Item 14.

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

Alaska

Alaska Airlines, Inc. is an Alaska corporation that was organized in 1932 and incorporated in 1937. Alaska principally serves 36 cities in six western states (Alaska, Washington, Oregon, California, Nevada, and Arizona), Vancouver, Canada and six cities in Mexico. Alaska also provides non-stop service between Anchorage and Chicago and between Seattle and Washington D.C. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 2001, Alaska carried 13.7 million revenue passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 24% of Alaska’s 2001 revenue passenger miles, West Coast traffic (including Vancouver, Canada) accounted for 66% and the Mexico markets 10%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Portland, Los Angeles, and Anchorage. Based on revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2001, Alaska’s operating fleet consisted of 101 jet aircraft.

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

		Codesharing-	Codesharing-
	Frequent	Alaska Flight #	Other Airline Flight #
	Flyer	on Flights Operated	On Flights Operated
	Agreement	by Other Airline	by Alaska/Horizon

Major U.S. or
International Airlines
American Airlines	Yes	Yes	No
British Airways	Yes	No	No
Continental Airlines	Yes	Yes	Yes
Hawaiian Airlines	Yes	Yes	Yes
KLM	Yes	No	Yes
Lan Chile	Yes	No	Yes
Northwest Airlines	Yes	Yes	Yes
Qantas	Yes	No	Yes
Commuter Airlines
American Eagle	Yes*	Yes	No
Era Aviation	Yes*	Yes	No
PenAir	Yes*	Yes	No

*	This airline does not have its own frequent flyer program. However, Alaska’s Mileage Plan members can accrue and redeem miles on this airline’s route system.

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

On September 22, 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act (the Act) to provide $5 billion of cash compensation and $10 billion of loan guarantees to U.S. airlines. The purpose of the Act was to compensate the airlines for direct and incremental losses for the period September 11 through December 31, 2001 as a result of the September 11 terrorist attacks. As of December 31, 2001, Alaska had received $71.6 million and Horizon had received $8.3 million of the $5 billion cash compensation. During the third quarter of 2002, the United States Department of Transportation (DOT) completed its review procedures and remitted final compensation payments to Alaska and Horizon of $0.3 million and $0.2 million, respectively.

Security

On November 19, 2001 the U.S. Government enacted the Aviation and Transportation Security Act (the Security Act). The Security Act provides for the establishment of the Transportation Security Administration (the TSA) within the DOT, which will be responsible for aviation security. The TSA is to assume security functions for the FAA and passenger screening functions currently performed or contracted by the airlines by February 17, 2002. By November 19, 2002, the TSA will be responsible for all passenger, baggage, and cargo screening functions and security, utilizing Federal employees. Also under the Security Act, effective in February 2002, a $2.50 per enplanement security fee (maximum $5.00 per one-way trip) was imposed on passengers. The TSA may also impose a fee upon air carriers to pay the difference between security costs and the amount collected from the fee, limited to what the carrier paid in 2000 for security.

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

Fuel

Fuel costs were 14.2% of the Company’s total operating expenses in 2001. Fuel prices, which can be volatile and are largely outside of the Company’s control, can have a significant impact on the Company’s operating results. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.7 million. The Company believes that operating fuel-efficient aircraft is an effective hedge against high fuel prices. The Company also purchases fuel hedge contracts to reduce its exposure to fluctuations in the price of jet fuel. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s fuel hedging activities.

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

Leverage and Future Capital Requirements

The Company, like many airlines, is relatively highly leveraged, which increases the volatility of its earnings. Due to its high fixed costs, including aircraft lease commitments, a decrease in revenues results in a disproportionately greater decrease in earnings. In addition, the Company has an ongoing need to finance new aircraft deliveries, and there is no assurance that such financing will be available in sufficient amounts or on acceptable terms. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of liquidity and capital resources.

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

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 75% of the free flight awards on Alaska and Horizon are subject to blackout dates and capacity-controlled seating. Alaska’s miles do not expire. As of year-end 2000 and 2001, Alaska estimated that 1,596,000 and 1,740,000 round-trip flight awards were eligible for redemption by Mileage Plan members who have mileage credits exceeding the 20,000-mile free round-trip domestic ticket award threshold. Of those eligible awards, Alaska estimated that 1,482,000 and 1,618,000, respectively, would ultimately be redeemed. For the years 1999, 2000 and 2001, approximately 226,000, 281,000, and 310,000 round-trip flight awards were redeemed and flown on Alaska and Horizon. Those awards represent approximately 3.7% for 1999, 4.8% for 2000, and 5.2% for 2001, of the total passenger miles flown for each period. For the years 1999, 2000 and 2001, approximately 99,000, 137,000, and 154,000 round-trip flight awards were redeemed and flown on airline partners.

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

Employees

Alaska had 11,025 active full-time and part-time employees at December 31, 2001. Alaska’s union contracts at December 31, 2001 were as follows:

		Number of
Union	Employee Group	Employees	Contract Status

Air Line Pilots Association International	Pilots	1,430	Amendable 4/30/05

Association of Flight Attendants	Flight attendants	2,044	Amendable 10/19/03

International Association of Machinists and Aerospace Workers	Rampservice and stock clerks Clerical, office and passenger service	1,148 3,237	Amendable 1/10/04 Amendable 10/29/02

Aircraft Mechanics Fraternal Association	Mechanics, inspectors and cleaners	1,284	Amendable 12/25/02

Mexico Workers Association of Air Transport	Mexico airport personnel	88	Amendable 4/1/02

Transport Workers Union of America	Dispatchers	27	Amendable 8/9/02

Horizon had 4,038 active full-time and part-time employees at December 31, 2001. Horizon’s union contracts at December 31, 2001 were as follows:

		Number of
Union	Employee Group	Employees	Contract Status

International Brotherhood of Teamsters (IBT)	Pilots	679	Amendable 9/13/06

Association of Flight Attendants	Flight attendants	396	Amendable 1/28/03

Transport Workers Union of America	Mechanics and related classifications	623	Amendable 12/15/02

	Dispatchers	34	Amendable 5/10/02

National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	109	Amendable 2/14/04

ITEM 2. PROPERTIES

Aircraft
The following table describes the aircraft operated and their average age at December 31, 2001.

	Passenger				Average Age
Aircraft Type	Capacity	Owned	Leased	Total	in Years

Alaska Airlines
Boeing 737-200C	111	8	1	9	20.9
Boeing 737-400	138	8	31	39	6.6
Boeing 737-700	120	16	—	16	1.6
Boeing 737-900	172	5	—	5	0.6
Boeing MD-80	140	15	17	32	11.2

		52	49	101	8.2

Horizon Air
Bombardier Dash 8-100/200	37	—	29	29	4.0
Bombardier Dash 8-400	70	—	12	12	0.6
Bombardier CRJ 700	70	—	9	9	0.5
Fokker F-28	69	8	2	10	19.8

		8	52	60	5.9

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.

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

Horizon owns its Seattle corporate headquarters building. It leases an operations, training, and aircraft maintenance facility in Portland, and a maintenance facilities in Boise, Pasco and Spokane.

ITEM 3. LEGAL PROCEEDINGS
Oakland Maintenance Investigation

In December 1998 the U.S. attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base. The investigation was expanded to include the aircraft involved in the loss of Flight 261 in January 2000. The FAA separately proposed a civil penalty in connection with the 1998 maintenance activities, which Alaska and the FAA have settled for an agreed amount. In December 2001 the U.S. attorney notified Alaska that the evidence it had gathered relative to the 1998 maintenance activities did not warrant filing criminal charges, and closed that part of the investigation. The U.S. attorney also placed the portion of its investigation related to Flight 261 on inactive status, with the possibility of reactivating and reviewing the matter when the NTSB issues its final report on the accident.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of December 31, 2001, there were 26,528,368 shares of common stock issued and outstanding and 4,230 shareholders of record. The Company also held 2,740,501 treasury shares at a cost of $62.5 million. The Company has not paid dividends on the common stock since 1992. Alaska Air Group Inc.’s common stock is listed on the New York Stock Exchange (symbol: ALK).

The following table shows the trading range of Alaska Air Group common stock on the New York Stock Exchange for 2000 and 2001.

	2000		2001

	High	Low	High	Low

First Quarter	36.75	25.25	35.25	24.40
Second Quarter	32.00	26.56	29.50	24.60
Third Quarter	28.93	23.13	33.66	17.40
Fourth Quarter	31.75	19.50	31.10	19.26

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party and the amounts recorded for the cumulative effect of the accounting change upon the adoption of SAB 101 in 2000. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact to previously reported equity or net earnings. Because the accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the Company’s previously issued consolidated financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years have been restated.

The following selected financial data has been restated for all periods presented and should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This selected financial data contains certain financial information that has been restated. See Note 16 to the consolidated financial statements for further discussion of this matter.

	1997	1998	1999	2000	2001

Consolidated Financial Data:
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	$1,747.4	$1,912.0	$2,091.5	$2,194.0	$2,152.8
Operating Expenses	1,606.2	1,700.1	1,901.7	2,227.1	2,279.1
Operating Income (Loss)	141.2	211.9	189.8	(33.1)	(126.3)
Nonoperating income (expense), net (a)	(15.5)	(6.2)	23.2	6.2	62.8
Income (loss) before income tax and accounting change	125.7	205.7	213.0	(26.9)	(63.5)
Income (loss) before accounting change	73.8	125.3	129.4	(20.4)	(43.4)
Net Income (Loss)	$73.8	$125.3	$129.4	$(67.2)	$(43.4)
Average basic shares outstanding	14.785	23.388	26.372	26.440	26.499
Average diluted shares outstanding	22.689	26.367	26.507	26.440	26.499
Basic earnings (loss) per share before accounting change	$4.99	$5.36	$4.91	$(0.77)	$(1.64)
Basic earnings (loss) per share (b)	4.99	5.36	4.91	(2.54)	(1.64)
Diluted earnings (loss) per share before accounting change	3.25	4.75	4.88	(0.77)	(1.64)
Diluted earnings (loss) per share (b)	3.25	4.75	4.88	(2.54)	(1.64)

At End of Period (in millions, except ratio):
Total assets	$1,533.3	$1,742.6	$2,196.0	$2,528.1	$2,950.5
Long-term debt and capital lease obligations	401.4	171.5	337.0	509.2	852.2
Shareholders’ equity	509.4	822.1	959.2	895.1	851.3
Ratio of earnings to fixed charges (c)	2.12	2.94	3.04	0.62	0.44

Alaska Airlines Operating Data:
Revenue passengers (000)	12,284	13,056	13,620	13,525	13,668
Revenue passenger miles (RPM) (000,000)	10,386	11,283	11,777	11,986	12,249
Available seat miles (ASM) (000,000)	15,436	16,807	17,341	17,315	17,919
Revenue passenger load factor	67.3%	67.1%	67.9%	69.2%	68.4%
Yield per passenger mile	12.49¢	12.51¢	12.86¢	13.56¢	13.12¢
Operating revenues per ASM	9.43¢	9.41¢	9.75¢	10.20¢	9.84¢
Operating expenses per ASM	8.54¢	8.25¢	8.81¢	10.35¢	10.24¢
Average number of employees	8,236	8,704	9,183	9,611	10,115

Horizon Air Operating Data:
Revenue passengers (000)	3,686	4,389	4,984	5,044	4,668
Revenue passenger miles (RPM) (000,000)	889	1,143	1,379	1,428	1,350
Available seat miles (ASM) (000,000)	1,446	1,815	2,194	2,299	2,148
Revenue passenger load factor	61.5%	63.0%	62.9%	62.1%	62.8%
Yield per passenger mile	32.56¢	29.02¢	28.77¢	29.82¢	28.15¢
Operating revenues per ASM	21.00¢	19.16¢	18.96¢	19.27¢	19.02¢
Operating expenses per ASM (d)	20.64¢	18.13¢	17.74¢	19.53¢	21.02¢
Average number of employees	2,756	3,019	3,603	3,795	3,764

(a)	Includes capitalized interest of $5.3 million, $7.0 million, $12.6 million, $17.7 million, and $10.6 million for 1997, 1998, 1999, 2000, and 2001, respectively.
(b)	For 2000, basic and diluted earnings per share include $(1.77) per share for the $46.8 million cumulative effect of the accounting change for the deferral of revenue on frequent flyer miles.
(c)	For 2000 and 2001, respectively, earnings are inadequate to cover fixed charges by $44.6 million and $74.1 million.
(d)	For 2001, operating expenses per ASM excludes the impact of a $10.2 million special charge related to the impairment of Horizon’s F-28 aircraft and related spare parts.

Alaska Airlines Financial and Statistical Data.

	Quarter Ended December 31			Year Ended December 31

	Restated	Restated	%	Restated	Restated	%
Financial Data (in millions):	2000	2001	Change	2000	2001	Change

Operating Revenues:
Passenger	$398.2	$349.6	(12.2)	$1,625.4	$1,607.6	(1.1)
Freight and mail	18.7	17.7	(5.3)	76.4	78.2	2.4
Other — net	16.1	18.2	13.0	64.4	77.2	19.9

Total Operating Revenues	433.0	385.5	(11.0)	1,766.2	1,763.0	(0.2)

Operating Expenses:
Wages and benefits	145.7	166.4	14.2	577.0	642.9	11.4
Contracted services	20.0	19.0	(5.0)	68.3	76.0	11.3
Aircraft fuel	89.5	49.9	(44.2)	313.1	269.8	(13.8)
Aircraft maintenance	38.4	29.7	(22.7)	130.9	129.7	(0.9)
Aircraft rent	37.1	33.6	(9.4)	144.3	137.6	(4.6)
Food and beverage service	13.0	13.2	1.5	51.0	55.5	8.8
Commissions	15.7	13.6	(13.4)	65.1	64.1	(1.5)
Other selling expenses	27.6	23.8	(13.8)	138.7	102.7	(26.0)
Depreciation and amortization	24.2	30.0	24.0	85.8	106.1	23.7
Loss on sale of assets	0.4	3.2	NM	1.3	5.0	NM
Landing fees and other rentals	19.9	28.7	44.2	74.4	99.5	33.7
Other	40.7	35.4	(13.0)	142.3	145.7	2.4

Total Operating Expenses	472.2	446.5	(5.4)	1,792.2	1,834.6	2.4

Operating Loss	(39.2)	(61.0)	55.6	(26.0)	(71.6)	175.4

Interest income	8.6	4.4		27.6	26.0
Interest expense	(10.9)	(12.9)		(36.0)	(47.4)
Interest capitalized	3.9	0.9		13.8	7.5
U.S. government compensation	—	52.9		—	71.6
Other — net	(0.8)	(3.1)		0.5	(2.5)

	0.8	42.2		5.9	55.2

Loss Before Income Tax
and Accounting Change	$(38.4)	$(18.8)	(51.0)	$(20.1)	$(16.4)	(18.4)

Operating Statistics:
Revenue passengers (000)	3,270	3,025	(7.5)	13,525	13,668	1.1
RPMs (000,000)	2,899	2,736	(5.6)	11,986	12,249	2.2
ASMs (000,000)	4,379	4,121	(5.9)	17,315	17,919	3.5
Passenger load factor	66.2%	66.4%	0.2 pts	69.2%	68.4%	(0.8)pts
Breakeven load factor	69.6%	82.2%	12.6 pts	71.4%	73.5%	2.1 pts
Yield per passenger mile	13.74¢	12.78¢	(7.0)	13.56¢	13.12¢	(3.2)
Operating revenue per ASM	9.89¢	9.35¢	(5.4)	10.20¢	9.84¢	(3.5)
Operating expenses per ASM	10.78¢	10.84¢	0.5	10.35¢	10.24¢	(1.1)
Expense per ASM excluding fuel	8.74¢	9.62¢	10.1	8.54¢	8.73¢	2.3
Fuel cost per gallon	118.1¢	71.9¢	(39.2)	103.4¢	88.3¢	(14.6)
Fuel gallons (000,000)	75.7	69.6	(8.1)	302.9	305.7	0.9
Average number of employees	9,963	9,834	(1.3)	9,611	10,115	5.2
Aircraft utilization (blk hrs/day)	10.6	9.2	(13.2)	10.7	10.4	(2.8)
Operating fleet at period-end	95	101	6.3	95	101	6.3

NM = Not Meaningful

Horizon Air Financial and Statistical Data.

	Quarter Ended December 31			Year Ended December 31

	Restated	Restated	%	Restated	Restated	%
Financial Data (in millions):	2000	2001	Change	2000	2001	Change

Operating Revenues:
Passenger	$103.3	$79.0	(23.5)	$425.8	$380.0	(10.8)
Freight and mail	2.8	1.3	(53.6)	11.2	8.1	(27.7)
Other — net	1.4	4.7	235.7	6.1	20.3	232.8

Total Operating Revenues	107.5	85.0	(20.9)	443.1	408.4	(7.8)

Operating Expenses:
Wages and benefits	37.7	40.9	8.5	138.9	152.6	9.9
Contracted services	3.8	3.5	(7.9)	14.2	13.8	(2.8)
Aircraft fuel	20.2	9.3	(54.0)	70.2	54.5	(22.4)
Aircraft maintenance	18.7	8.0	(57.2)	63.3	51.6	(18.5)
Aircraft rent	10.6	13.8	30.2	42.5	48.4	13.9
Food and beverage service	0.8	0.6	(25.0)	3.2	2.9	(9.4)
Commissions	3.1	2.2	(29.0)	13.9	11.3	(18.7)
Other selling expenses	5.5	4.7	(14.5)	22.7	22.2	(2.2)
Depreciation and amortization	6.3	6.9	9.5	20.7	26.7	29.0
Loss (gain) on sale of assets	0.1	(0.1)	NM	(1.3)	(0.4)	NM
Landing fees and other rentals	6.5	8.1	24.6	25.4	30.2	18.9
Other	10.1	10.4	3.0	35.4	37.7	6.5
Special charge — asset impairment	—	10.2		—	10.2

Total Operating Expenses	123.4	118.5	(4.0)	449.1	461.7	2.8

Operating Loss	(15.9)	(33.5)	110.7	(6.0)	(53.3)	788.3

Interest expense	(0.6)	(0.3)		(3.1)	(3.0)
Interest capitalized	0.6	0.3		3.1	3.0
U.S. government compensation	—	(0.6)		—	9.8
Other — net	—	(0.9)		0.1	(1.6)

	—	(1.5)		0.1	8.2

Loss Before Income Tax	$(15.9)	$(35.0)	120.1	$(5.9)	$(45.1)	664.4

Operating Statistics:
Revenue passengers (000)	1,231	1,034	(16.0)	5,044	4,668	(7.5)
RPMs (000,000)	356	300	(15.6)	1,428	1,350	(5.5)
ASMs (000,000)	565	474	(16.1)	2,299	2,148	(6.6)
Passenger load factor	62.9%	63.3%	0.4 pts	62.1%	62.8%	0.7 pts
Breakeven load factor	73.3%	83.4%	10.1 pts	63.2%	70.8%	7.5 pts
Yield per passenger mile	29.05¢	26.33¢	(9.4)	29.82¢	28.15¢	(5.6)
Operating revenue per ASM	19.02¢	17.93¢	(5.7)	19.27¢	19.02¢	(1.3)
Operating expenses per ASM*	21.84¢	22.85¢	4.6	19.53¢	21.02¢	7.6
Expense per ASM excluding fuel*	18.26¢	20.89¢	14.4	16.48¢	18.48¢	12.1
Fuel cost per gallon	121.4¢	77.4¢	(36.3)	105.7¢	93.4¢	(11.6)
Fuel gallons (000,000)	16.6	12.0	(27.7)	66.5	58.3	(12.3)
Average number of employees	4,008	3,534	(11.8)	3,795	3,764	(0.8)
Aircraft utilization (blk hrs/day)	8.2	6.7	(18.3)	8.3	7.6	(8.4)
Operating fleet at period-end	62	60	(3.2)	62	60	(3.2)

*	2001 amounts exclude the impact of a special charge in December 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported operating results for the years ended December 31, 1999, 2000 and 2001.

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs, and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party and the amounts recorded for the cumulative effect of the accounting change upon the adoption of the SEC’s Staff Accounting Bulletin (SAB 101) in 2000. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact to previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the Company’s previously issued consolidated financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years have been restated. See Note 16 to the consolidated financial statements for further discussion of this matter.

This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as “will”, “should”, “the Company believes”, “we expect” or any other language indicating a prediction of future events, including without limitation statements relating to the Company’s expectations regarding financing new aircraft commitments. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, see Item 1 “Business Risks”.

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

On September 11, 2001, the United States was attacked by terrorists using hijacked jets of two U.S. airlines. The FAA shut down all commercial airline flight operations for September 11 and 12. Airlines resumed flight operations at reduced levels on September 13. These events, combined with slowing economic conditions, had a significant negative impact on demand for airline travel. Throughout the industry, airlines cut capacity and instituted a variety of cost-saving measures. Also as a result of the terrorist attacks, credit rating agencies downgraded the long-term credit ratings of most U.S. airlines and their related entities, including Alaska Air Group, Inc. On

September 22, 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act (the Act) to provide $5 billion of cash compensation and $10 billion of loan guarantees to U.S. airlines. The purpose of the Act was to compensate the airlines for direct and incremental losses for the period September 11 through December 31, 2001 as a result of the September 11 terrorist attacks. As of December 31, 2001, Alaska had recognized $71.6 million and Horizon had recognized $9.8 million of the $5 billion cash compensation. During the third quarter of 2002, the United States Department of Transportation (DOT) completed its review procedures and remitted final compensation payments to Alaska and Horizon of $0.3 million and $0.2 million, respectively.

RESULTS OF OPERATIONS
2001 Compared with 2000

The consolidated net loss for 2001 was $43.4 million, or $1.64 per share compared with a loss before accounting change of $20.4 million, or $0.77 per share in 2000. The consolidated operating loss was $126.3 million in 2001 compared with an operating loss of $33.1 million in 2000. The larger operating loss was primarily due to the weakening economy, partially offset by a decrease in fuel costs, and also due to the negative impact of the terrorist attacks, for which the Company has been partially compensated by the U.S. government. Financial and statistical data for Alaska and Horizon is shown in Item 6. A discussion of this data follows.

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

Passenger yields were up 3.9% in the first quarter due to fuel-related fare increases implemented in late 2000. In the second and third quarters, yield was down 1.8% and 5.2%, respectively, due to a decline in business passengers and fare sales. Yields were down 7.0% in the fourth quarter due to a combination of fewer business passengers, a drop off in demand due to the events of September 11, and fares sales offered to stimulate demand. For the full year 2001, yields were down 3.2%. The higher traffic combined with the lower yield resulted in a 1.1% decrease in passenger revenue.

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

Other-net revenues increased 19.9%, largely due to increased revenue from the sale of miles in Alaska’s frequent flyer program.

Alaska Airlines Expenses

Excluding fuel, operating expenses grew by $85.7 million, or 5.8%, as a result of a 3.5% increase in ASMs and a 2.3% increase in cost per ASM. The cost per ASM excluding fuel remained constant during the first nine months of 2001 when compared to the same period in 2000 but increased by 10.1% in the fourth quarter, primarily due to the impact of the terrorist attacks and labor costs. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 11.4% due to a 5.2% increase in the number of employees combined with a 5.9% increase in average wages and benefits per employee. Employees were added in most areas to support the net addition of six aircraft to the operating fleet. The 2000 results include a $1.8 million charge for a flight attendant early retirement program. The 2001 results include approximately $13.4 million of added expense for a pilot pay increase that was effective June 2001. Excluding these items, average wages and benefits per employee increased 4.0%, which was due to longevity increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Contracted services increased 11.3%, primarily due to higher rates for ground handling services and a slightly higher volume of services due to capacity growth. Increased airport security screening costs subsequent to September 11 also contributed to the increase.

•	Fuel expense decreased 13.8% due to a 14.6% decrease in the cost per gallon of fuel, offset by a 0.9% increase in gallons consumed. The fuel consumption rate decreased 2.8% due to the use of more fuel-efficient B737-700 and B737-900 aircraft. The lower fuel prices saved $46.2 million.

•	Maintenance expense decreased .9% as a result of fewer airframe checks in 2001 and a greater percentage of the checks being performed in Alaska maintenance facilities rather than at outside contractors. We also incurred lower outside engine repair costs in 2001 compared to 2000.

•	Commission expense decreased 1.5%, consistent with the 1.1% decrease in passenger revenue, and also due to a smaller proportion of sales being made through travel agents. In 2001, 59.9% of Air Group ticket sales were made through travel agents, versus 63.9% in

2000. In 2001, 16.3% of the ticket sales were made through Alaska’s Internet web site versus 10.4% in 2000.

•	Other selling expense consists of credit card commissions, computer reservation systems fees, Mileage Plan award costs, and advertising expenses. The decrease in 2001 compared to the same period in 2000 is primarily due to the Company recording $40.2 million in 2000 due to a change in estimate for the cost of travel awards earned by Mileage Plan members flying on Alaska and travel partners. Higher costs are a result of increasing the estimated costs Alaska incurs to acquire awards on other airlines for its Mileage Plan members, as well as lower assumed forfeiture miles.

•	Depreciation and amortization increased 23.7%, primarily due to the addition of nine owned aircraft during 2001.

•	Landing fees and other rentals increased 33.7%, exceeding the 2.5% increase in landings, due to higher landing fee and rental rates at airports throughout the system. The higher rates reflect the airports’ increased cost of operations due to new security directives, expansion of their facilities, and increased costs for utilities. Due to the events of September 11, airports are experiencing fewer landings and lower receipts from concessionaires. Therefore, the Company anticipates that these revenue shortfalls will be passed through to airlines via increased landing fees and terminal rents. In the fourth quarter of 2001, the Company expensed $5.1 million for estimated shortfalls related to 2001.

•	Other expense increased 2.4%, primarily due to higher expenditures for insurance, flight crew hotels and utilities, partly offset by lower recruiting, passenger remuneration, and legal costs. Subsequent to the events of September 11, the Company experienced significant increases in hull, liability and war risk insurance rates, and is also subject to surcharges for war risk coverage. As a result of these increases, Alaska expects to incur approximately $38.0 million in insurance expense in 2002, compared to $13.1 million in 2001. The Company does not know when, if ever, the current insurance rates and surcharges will decrease or be discontinued.

Horizon Air Revenues

Capacity was essentially flat during the first eight months of 2001, but decreased 26.3% in September and 16.1% in the fourth quarter due to the impact of the terrorist attacks. Horizon operated approximately 80% of its previously planned schedule in the fourth quarter. For the full year 2001, capacity was down 6.6% and traffic was down 5.5%, resulting in a 0.7 point increase in passenger load factor. Passenger yields were down 1.3% in the first quarter, down 4.6% in the second quarter, and down 8.2% in the third quarter due to a reduction in business passengers, and down 9.4% in the fourth quarter due to a combination of fewer business passengers and lower fares. For the full year 2001, yields were down 5.6%. The lower traffic combined with the lower yield resulted in a 10.8% decrease in passenger revenue.

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

Horizon Air Expenses

Excluding fuel and a special charge, operating expenses grew by $18.1 million, or 4.8%, as a result of a 12.1% increase in cost per ASM, partially offset by a 6.6% decrease in ASMs. Unit costs were adversely impacted by the capacity reductions that resulted from the September 11 terrorist attacks. Additionally, Horizon’s expenses were adversely impacted by the delay in the delivery of the CRJ 700 aircraft from January 2001 to July 2001. The Company hired and trained pilots, flight attendants and mechanics, and purchased spare parts in anticipation of the new fleet delivery, which was to commence in January. Those preparations increased expenses from the beginning of the year, but the total expected benefits of the new and more efficient aircraft occurred much later in the year due to the delay. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 9.9% due to the combination of a 10.5% increase in average wages and benefits per employee and a 0.8% reduction in the number of employees. The Company recognized a $3.2 million signing bonus in the fourth quarter related to a new pilot contract. Excluding that bonus, average wages and benefits were up 8.5%.

•	Fuel expense decreased 22.4% due to a 12.3% decrease in gallons consumed and an 11.6% decrease in the cost per gallon of fuel. The fuel consumption rate decreased 2.0% due to the use of more fuel-efficient Dash 8-400 and CRJ 700 aircraft.

•	Aircraft maintenance expense decreased 18.5% due to a 8.4% decrease in aircraft block hours, the greater use of new aircraft in 2001, and higher expenses in 2000 related to the phasing out of the Fokker F-28 jet aircraft.

•	Aircraft rent increased 13.9% due to higher rental rates incurred on new Dash 8-400 and CRJ 700 aircraft rented in 2001.

•	Depreciation and amortization expense increased 29.0%, largely due to added depreciation on Fokker F-28 jet aircraft spare parts and airframes.

•	Landing fees and other rentals increased 18.9% due to higher landing fee and rental rates at airports throughout the system. The higher rates reflect the airports’ increased cost of operations due to new security directives, expansion of their facilities, and increased costs for utilities. Due to the events of September 11 and the slowing economy, airports are experiencing fewer landings and lower receipts from concessionaires. Therefore, the Company anticipates that those revenue shortfalls will be passed through to airlines via increased landing fees and terminal rents. In the fourth quarter of 2001, the Company expensed $1.5 million for estimated shortfalls related to 2001.

•	Other expense increased 6.5%, primarily due to higher expenditures for insurance. Subsequent to the events of September 11, the Company experienced significant increases in hull, liability and war risk insurance rates, and is also subject to surcharges for war risk coverage. As a result of those increases, insurance expense for Horizon in 2002 is expected to be approximately $17.1 million, compared to $6.1 million in 2001. The Company does not know when, if ever, the current insurance rates and surcharges will decrease or be discontinued.

•	The $10.2 million special charge recognizes the loss in value of owned Fokker F-28 aircraft and related spare parts. The F-28s, which are being replaced with more fuel-efficient CRJ 700 regional jets, are expected to be completely out of service by December 31, 2002. The remaining net book value of these aircraft and related spare parts as of December 31, 2001, was $16.2 million.

Consolidated Nonoperating Income (Expense)

Net nonoperating income was $62.8 million in 2001 compared to $6.2 million in 2000. The $56.6 million increase was primarily due to U.S. government compensation and interest expense.

Alaska and Horizon recognized $71.6 million and $9.8 million, respectively of U.S. government compensation, which was the amount received through December 31, 2001 under the Air Transportation Safety and System Stabilization Act described above under Industry Conditions. During the third quarter of 2002, the DOT completed its review procedures and remitted final compensation payments to Alaska and Horizon of $0.3 million and $0.2 million, respectively. Interest expense, net of capitalized interest, increased $18.5 million due to new debt incurred during the past 12 months.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The cumulative effect of adoption of SFAS No. 133 was not material to the Company’s financial position or results of operations. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company has fuel hedge contracts that are carried on the balance sheet at fair value. Each period, the contracts are measured and adjusted to fair market value. The change in the value of the fuel hedge contracts that perfectly offsets the change in the value of the aircraft fuel purchase being hedged is recorded as comprehensive income/loss until the hedged contract is settled and is then recognized in earnings. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings. In 2001, $7.1 million of charges were recorded as part of other nonoperating expense to recognize the changes in fair value of fuel hedging contracts in accordance with the new standard. As detailed in Note 1 to the Consolidated Financial Statements at December 31, 2001, the Company has fuel hedge contracts for 170 million gallons of projected jet fuel usage in 2002 and 2003, which represents approximately 24% and 20% of projected usage, respectively.

2000 Compared with 1999

In accordance with guidance provided in the SEC’s Staff Accounting Bulletin 101, Alaska changed its method of accounting for the sale of miles in its Mileage Plan. In connection with the change, Alaska recognized a $46.8 million cumulative effect charge, net of income taxes of $29.5 million, effective January 1, 2000. The consolidated loss before accounting change for 2000 was $20.4 million, or $0.77 per share, compared with net income of $129.4 million, or $4.88 per share (diluted) in 1999. The consolidated operating loss was $33.1 million in 2000 compared with an operating income of $189.8 million in 1999. Higher fuel prices increased operating expenses by approximately $125 million in 2000.

Alaska Airlines - Operating income decreased by $190.3 million to a loss of $26.0 million, resulting in a (1.5)% operating margin as compared with a 9.7% margin in 1999. The negative operating margin in 2000 is partially attributable to a $56.5 million increase in selling expense. Of this increase, $40.2 million is due to a change in estimate related to the cost of travel awards earned by Mileage Plan members flying on Alaska and other travel partners. Capacity decreased 0.2% and traffic grew by 1.8%. Operating revenue per ASM increased 4.6%, while operating expenses per ASM increased 17.6%. Higher unit costs were largely due to higher fuel, labor, aircraft maintenance and selling costs.

Horizon Air - Operating income decreased $32.6 million to a $6.0 million operating loss in 2000. Capacity increased 4.8% and traffic grew by 3.6%. Operating revenue per ASM increased 1.7% while operating expenses per ASM increased 10.1%. Higher unit costs were largely due to higher fuel prices, higher labor costs, added depreciation on F-28 spare parts and higher aircraft maintenance costs related to the acceleration of the retirement of the F-28 fleet.

Consolidated Nonoperating Income (Expense) - Net nonoperating income decreased $17.0 million, primarily due to higher interest expense resulting from new debt incurred in late 1999 and in the second half of 2000. In addition, a $3.6 million gain on the sale of shares in Equant N.V. (a telecommunication network company owned by many airlines) was recorded in December 1999.

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

1.	The number of miles that will not be redeemed for travel and the miles used per award (i.e. free ticket):
Outstanding miles may not always be redeemed for travel. A cardholder may not reach the threshold necessary for a free ticket, therefore, based on the number of Mileage Plan accounts and the miles in the accounts, the Company estimates how many miles will never be used, and does not record a liability for those miles. We also estimate how many miles will be used per award. If actual miles used are more than estimated, we may need to increase the liability and corresponding expense.

2.	The costs which will be incurred to carry the passenger:
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

3.	Redemption on Alaska or Horizon versus other airlines:
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

The Company reviews all Mileage Plan estimates each quarter, and changes certain assumptions based on historical trends. In 2000, the Company changed its estimate regarding the number of outstanding mileage plan miles that will ultimately be redeemed for free travel. A portion of this change in estimate was included in the cumulative effect of the change in accounting principle related to the adoption of Staff Accounting Bulletin 101. The Company has determined that this classification of the change in estimate was in error, and has restated the December 31, 2002 Statement of Operations to include this amount in selling expense. See Note 16 to the consolidated financial statements.

Aircraft Maintenance/Leased Aircraft Return Costs

The Company incurs expenses to repair and maintain aircraft. Routine maintenance and repairs are expensed when incurred. For owned aircraft, major airframe and engine overhauls are capitalized and expensed over the estimated life of the overhaul. The Company leases many of its aircraft under relatively long-term operating lease agreements. These aircraft are subject to periodic airframe and engine overhauls based on the Company’s maintenance program. Many of these lease agreements contain provisions which require that at the end of the lease, either certain minimum times remain until the next overhaul or the Company make a cash payment to the lessor. At the inception of the lease, the Company does not know the balance between actual time remaining to the next overhaul and cash payments that will be used to satisfy its return commitments. Accordingly, airframe and engine overhauls are capitalized and amortized over the shorter of the estimated life of the overhaul or the remaining lease term. Additionally, since the amount of cash payments by themselves cannot be reasonably predicted at the inception of the lease, the Company accrues cash payments expected to be made to lessors over the last few years of the lease when probable and estimable.

In the case of both owned and leased aircraft, management uses estimates to determine the appropriate life of an overhaul.

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

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2000	December 31, 2001	Change

	(In millions, except debt-to-capital and per-share amounts)
Cash and marketable securities	$459.2	$660.6	$201.4
Working capital	7.9	167.0	159.1
Unused credit facility	150.0	0.0	(150.0)
Long-term debt and
capital lease obligations, net	509.2	852.2	343.0
Shareholders’ equity	895.1	851.3	(43.8)
Book value per common share	$33.83	$32.09	$(1.74)
Debt-to-capital	36%:64%	50%:50%	NA
Debt-to-capital assuming aircraft
operating leases are capitalized
at seven times annualized rent	67%:33%	72%:28%	NA

2001 Financial Changes

Net cash provided by operating activities was $286.5 million in 2001, compared to $273.1 million in 2000. The increase in 2001 is partially attributable to $79.9 million of U. S. government cash compensation received in 2001. Additional cash was provided by the issuance of $388.8 million of new debt, including $150.0 million borrowed under Alaska’s credit facility. The Company used cash generated from operations and the issuance of debt to purchase $453.8 million of capital equipment, including eight new and one used Boeing 737 aircraft, spare parts and airframe and engine overhauls. Cash was also used to repay $69.2 million of debt.

Shareholders’ equity decreased $43.8 million due primarily to the net loss of $43.4 million.

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

			Delivery Period - Firm Orders

Aircraft	2002	2003	2004	2005	Total

Boeing 737-700	—	2	—	—	2
Boeing 737-900	1	2	3	—	6
Bombardier Dash 8-400	3	—	—	—	3
Bombardier CRJ 700	7	2	6	6	21

Total	11	6	9	6	32

Payments (Millions)	$234	$169	$218	$110	$731

New Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. Effective January 1, 2002, the Company will adopt SFAS No 142. Under this statement, the Company’s goodwill is considered to have an indefinite life and will no longer be amortized but instead will be subject to periodic impairment testing. Effective January 1, 2002, the Company adopted SFAS No. 142. The impact of this change is expected to increase annual results of operations by $2.0 million resulting from no longer amortizing goodwill. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $51.4 million of goodwill and determined that the net book value exceeded its fair value. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002 of $51.4 million to write-off all of its goodwill. This charge is nonoperational in nature and will be reflected as a cumulative effect of accounting change in the consolidated statements of operations for the year ended December 31, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for the Company on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for the Company on January 1, 2002). This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial statements.

2000 Financial Changes

The Company’s cash and marketable securities portfolio increased by $131 million during 2000. Operating activities provided $273 million of cash in 2000. Additional cash was provided by the issuance of new debt ($238 million) and insurance proceeds from an aircraft accident ($37 million). Cash was used for $458 million of capital expenditures, including the purchase of seven new Boeing 737 aircraft, flight equipment deposits and airframe and engine overhauls, and for $66 million of debt repayment.

1999 Financial Changes

The Company’s cash and marketable securities portfolio increased by $20 million during 1999. Operating activities provided $346 million of cash in 1999. Additional cash was provided by the issuance of new debt ($232 million), sale and leaseback of three Dash 8-200 aircraft ($30 million), and the exercise of stock options ($6 million). Cash was used for $580 million of capital expenditures, including the purchase of nine new Boeing 737 aircraft, two formerly leased Boeing 737s, three new Dash 8-200 aircraft, flight equipment deposits, an aircraft simulator, airframe and engine overhauls, and for $27 million of debt repayment.

Effect of Inflation - Inflation and specific price changes do not have a significant effect on the Company’s operating revenues, operating expenses and operating income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company has significant commodity price risk exposure to jet fuel price increases. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.7 million. To help manage this exposure, the Company began purchasing primarily crude oil call options during 2000. Settlement of these options during the first half of

2001 resulted in nonoperating expense of $7.1 million for 2001. At December 31, 2001, the Company had swap agreements for crude oil contracts in place to hedge approximately 24% of its 2002 and 20% of its 2003 expected jet fuel requirements. At December 31, 2001, these contracts had unrealized aftertax losses of $1.2 million. A hypothetical 10% increase in jet fuel prices would increase 2002 fuel expense by approximately $18 million and 2003 fuel expense by approximately $20 million. A hypothetical 10% decrease in jet fuel prices would decrease 2002 fuel expense by approximately $19 million and 2003 fuel expense by approximately $20 million. This analysis includes the effect of the fuel hedging contracts in place at December 31, 2001. A hypothetical 10% change in the average interest rates incurred on variable rate debt during 2001 would correspondingly change the Company’s net earnings and cash flows associated with these items by approximately $3.0 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14.

Selected Quarterly Consolidated Financial Information (Unaudited)

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs, and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party and the amounts recorded for the cumulative effect upon the adoption of SAB 101. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact to previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the Company’s previously issued consolidated financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years have been restated. See Note 16 to the consolidated financial statements.

The effect of the restatement for the quarterly periods in 2000 and 2001 is as follows: (in millions, except per share amounts):
As Previously Reported:

	1st Quarter		2nd Quarter		3rd Quarter			4th Quarter

	2000	2001	2000	2001	2000	2001	2000	2001

	(in millions, except per share)
Operating revenues	$489.7	$516.0	$552.8	$579.3	$602.3	$583.4	$532.4	$462.2
Operating income (loss)	(16.6)	(49.5)	13.1	11.3	37.2	12.8	(54.3)	(96.4)
Income (loss) before accounting change	(9.2)	(33.1)	8.8	4.7	15.9	25.3	(28.9)	(36.4)
Net income (loss)	(66.1)	(33.1)	8.8	4.7	15.9	25.3	(28.9)	(36.4)
Basic earnings (loss) per share:
Income (loss) before acctg change	(0.35)	(1.25)	0.33	0.18	0.60	0.95	(1.09)	(1.37)
Net income (loss)	(2.50)	(1.25)	0.33	0.18	0.60	0.95	(1.09)	(1.37)
Diluted earnings (loss) per share:
Income (loss) before acctg change	(0.35)	(1.25)	0.33	0.18	0.60	0.95	(1.09)	(1.37)
Net income (loss)	(2.50)	(1.25)	0.33	0.18	0.60	0.95	(1.09)	(1.37)

Restated:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

	2000	2001	2000	2001	2000	2001	2000	2001

	(in millions, except per share)
Operating revenues	$494.6	$516.4	$556.8	$582.9	$606.1	$587.4	$536.5	$466.1
Operating income (loss)	(31.3)	(54.0)	15.0	9.0	38.7	13.6	(55.5)	(94.9)
Income (loss) before accounting change	(18.3)	(35.7)	10.3	3.5	17.0	26.2	(29.4)	(37.4)
Net income (loss)	(65.0)	(35.7)	10.3	3.5	17.0	26.2	(29.5)	(37.4)
Basic earnings (loss) per share:
Income (loss) before acctg change	(0.69)	(1.35)	0.39	0.13	0.64	0.99	(1.11)	(1.41)
Net income (loss)	(2.46)	(1.35)	0.39	0.13	0.64	0.99	(1.11)	(1.41)
Diluted earnings (loss) per share:
Income (loss) before acctg change	(0.69)	(1.35)	0.39	0.13	0.64	0.99	(1.11)	(1.41)
Net income (loss)	(2.46)	(1.35)	0.39	0.13	0.64	0.99	(1.11)	(1.41)

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

PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Page(s)

(a) Consolidated Financial Statements:	27
Selected Quarterly Consolidated Financial Information (Unaudited)	27
Consolidated Balance Sheets (as restated) as of December 31, 2000 and 2001	30-31
Consolidated Statements of Operations (as restated) for the years ended
December 31, 1999, 2000 and 2001	32
Consolidated Statements of Shareholders’ Equity (as restated) for the years ended
December 31, 1999, 2000 and 2001	33
Consolidated Statements of Cash Flows (as restated) for the years ended
December 31, 1999, 2000 and 2001	34
Notes to Consolidated Financial Statements	35-48
Independent Auditors’ Report	49
Consolidated Financial Statement Schedule II, Valuation and Qualifying Accounts,
for the years ended December 31, 1999, 2000 and 2001	50

See Exhibit Index on page 51.

(b)	On October 3, 2001, November 15, 2001, December 19, 2001, January 4, 2002, and February 15, 2002, reports on Form 8-K were filed discussing estimated financial results under regulation FD disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC

By: /s/ John F. Kelly John F. Kelly, Chairman, Chief Executive Officer and President	Date: January 9, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on January 9, 2003 on behalf of the registrant and in the capacities indicated.

/s/ John F. Kelly John F. Kelly	Chairman, Chief Executive Officer, President and Director

/s/ Bradley D. Tilden Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Terri K. Maupin Terri K. Maupin	Staff Vice President/Finance and Controller (Principal Accounting Officer)

CONSOLIDATED BALANCE SHEETS
Alaska Air Group, Inc.

ASSETS

	Restated	Restated
As of December 31 (In Millions)	2000	2001

Current Assets
Cash and cash equivalents	$101.4	$490.8
Marketable securities	357.8	169.8
Receivables — less allowance for doubtful accounts (2000 - $1.7; 2001 - $1.8)	86.8	83.8
Inventories and supplies — net	63.1	70.2
Prepaid expenses and other assets	108.1	104.4

Total Current Assets	717.2	919.0

Property and Equipment
Flight equipment	1,678.2	2,003.6
Other property and equipment	381.9	403.8
Deposits for future flight equipment	181.8	112.4

	2,241.9	2,519.8
Less accumulated depreciation and amortization	598.8	698.3

Total Property and Equipment — Net	1,643.1	1,821.5

Intangible Assets	53.4	51.4

Other Assets	114.4	158.6

Total Assets	$2,528.1	$2,950.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY

As of December 31	Restated	Restated
(In Millions Except Share Amounts)	2000	2001

Current Liabilities
Accounts payable	$147.6	$124.6
Accrued aircraft rent	76.4	80.3
Accrued wages, vacation and payroll taxes	70.8	77.8
Other accrued liabilities	138.2	209.0
Air traffic liability	209.6	217.1
Current portion of long-term debt and capital lease obligations	66.7	43.2

Total Current Liabilities	709.3	752.0

Long-Term Debt and Capital Lease Obligations	509.2	852.2

Other Liabilities and Credits
Deferred income taxes	153.4	173.4
Deferred revenue	159.6	204.3
Other liabilities	101.5	117.3

	414.5	495.0

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares	—	—
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2000 - 29,201,169 shares 2001 - 29,268,869 shares	29.2	29.3
Capital in excess of par value	481.2	482.6
Treasury stock, at cost: 2000 - 2,743,774 shares 2001 - 2,740,501 shares	(62.6)	(62.5)
Accumulated other comprehensive loss	(0.5)	(2.5)
Retained earnings	447.8	404.4

	895.1	851.3

Total Liabilities and Shareholders’ Equity	$2,528.1	$2,950.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Alaska Air Group, Inc.

Year Ended December 31	Restated	Restated	Restated
(In Millions Except Per Share Amounts)	1999	2000	2001

Operating Revenues
Passenger	$1,899.8	$2,039.4	$1,972.4
Freight and mail	91.2	87.6	86.3
Other — net	100.5	67.0	94.1

Total Operating Revenues	2,091.5	2,194.0	2,152.8

Operating Expenses
Wages and benefits	655.6	715.9	795.5
Contracted services	70.9	79.8	86.7
Aircraft fuel	249.8	383.3	324.3
Aircraft maintenance	145.1	194.2	181.3
Aircraft rent	199.9	186.8	186.0
Food and beverage service	51.7	54.2	58.3
Commissions	99.0	67.1	60.2
Other selling expenses	104.1	161.4	124.9
Depreciation and amortization	84.8	107.5	134.1
Loss on sale of assets	7.4	—	4.7
Landing fees and other rentals	88.4	98.7	128.2
Other	145.0	178.2	184.7
Special charges	—	—	10.2

Total Operating Expenses	1,901.7	2,227.1	2,279.1

Operating Income (Loss)	189.8	(33.1)	(126.3)

Nonoperating Income (Expense)
Interest income	20.2	24.0	22.2
Interest expense	(16.3)	(36.0)	(47.4)
Interest capitalized	12.6	17.7	10.6
U.S. government compensation	—	—	81.4
Other — net	6.7	0.5	(4.0)

	23.2	6.2	62.8

Income (loss) before income tax and accounting change	213.0	(26.9)	(63.5)
Income tax expense (benefit)	83.6	(6.5)	(20.1)

Income (loss) before accounting change	129.4	(20.4)	(43.4)
Cumulative effect of accounting change, net of income taxes of $29.5 million	—	(46.8)	—

Net Income (Loss)	$129.4	$(67.2)	$(43.4)

Basic Earnings (Loss) Per Share:
Income (loss) before accounting change	$4.91	$(0.77)	$(1.64)
Cumulative effect of accounting change	—	(1.77)	—

Net Income (Loss)	$4.91	$(2.54)	$(1.64)

Diluted Earnings (Loss) Per Share:
Income (loss) before accounting change	$4.88	$(0.77)	$(1.64)
Cumulative effect of accounting change	—	(1.77)	—

Net Income (Loss)	$4.88	$(2.54)	$(1.64)

Shares used for computation:
Basic	26.372	26.440	26.499
Diluted	26.507	26.440	26.499

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (AS RESTATED)
Alaska Air Group, Inc.

						Accumulated
	Common		Capital in	Treasury	Deferred	Other
	Shares	Common	Excess of	Stock,	Compen-	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	sation	Income (Loss)	Earnings	Total

Balances at December 31, 1998:
As previously reported	26.224	$29.0	$473.9	$(62.7)	$(1.3)	$0.0	$350.6	$789.5
Prior period adjustment (see Note 16)						(2.4)	35.0	32.6

Balances at December 31, 1998, as restated	26.224	29.0	473.9	(62.7)	(1.3)	(2.4)	385.6	822.1

1999 net income							129.4	129.4
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.2 tax expense						2.0		2.0

Related to marketable securities:
Change in fair value						(2.0)
Income tax effect						0.7

						(1.3)		(1.3)

Total comprehensive loss								130.1
Stock issued under stock plans	0.183	0.2	4.7					4.9
Tax benefit related to stock issued to employees			1.4					1.4
Treasury stock sales	0.004
Employee Stock Ownership Plan shares allocated					0.7			0.7

Balances at December 31, 1999, as restated	26.411	29.2	480.0	(62.7)	(0.6)	(1.7)	515.0	959.2

2000 net loss							(67.2)	(67.2)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $.3 tax benefit						(0.5)		(0.5)

Related to marketable securities:
Change in fair value						3.1
Reclassification to earnings						(0.3)
Income tax effect						(1.1)

						1.7		1.7

Total comprehensive loss								(66.0)
Stock issued under stock plans	0.043		1.2					1.2
Treasury stock sales	0.003			0.1				0.1
Employee Stock Ownership Plan shares allocated					0.6			0.6

Balances at December 31, 2000, as restated	26.457	29.2	481.2	(62.6)	0.0	(0.5)	447.8	895.1

2001 net loss							(43.4)	(43.4)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $.4 tax benefit						(0.7)		(0.7)

Related to marketable securities:
Change in fair value						3.4
Reclassification to earnings						(3.5)
Income tax effect						0.0

						(0.1)		(0.1)

Related to fuel hedges:
Change in fair value						(9.5)
Reclassification to earnings						7.4
Income tax effect						0.9

						(1.2)		(1.2)

Total comprehensive loss								(45.4)
Treasury stock sales	0.003			0.1				0.1
Stock issued under stock plans	0.068	0.1	1.4					1.5

Balances at December 31, 2001, as restated	26.528	$29.3	$482.6	$(62.5)	$0.0	$(2.5)	$404.4	$851.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Alaska Air Group, Inc.

	Restated	Restated	Restated
Year Ended December 31 (In Millions)	1999	2000	2001

Cash flows from operating activities:
Net income (loss)	$129.4	$(67.2)	$(43.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	46.8	—
Special charges	—	—	10.2
Depreciation and amortization	84.8	107.5	134.1
Amortization of airframe and engine overhauls	47.5	65.8	73.7
Changes in derivative fair values	—	—	7.4
Loss on sale of assets	7.4	—	4.7
Increase in deferred income tax liabilities	33.0	37.8	21.1
(Increase) decrease in accounts receivable — net	(6.5)	(6.0)	3.1
Increase in other current assets	(7.2)	(43.6)	(16.4)
Increase in air traffic liability	15.9	19.5	7.5
Increase (decrease) in other current liabilities	61.2	(37.7)	53.1
Increase (decrease) in deferred revenue and other-net	(20.0)	150.2	31.4

Net cash provided by operating activities	345.5	273.1	286.5

Cash flows from investing activities:
Proceeds from disposition of assets	2.2	36.5	2.5
Purchases of marketable securities	(152.0)	(459.7)	(258.5)
Sales and maturities of marketable securities	232.8	300.0	446.4
Flight equipment deposits returned	8.3	104.0	63.5
Additions to flight equipment deposits	(177.3)	(161.3)	(47.5)
Additions to property and equipment	(403.1)	(296.9)	(406.3)
Restricted deposits and other	5.5	(0.4)	(18.3)

Net cash used in investing activities	(483.6)	(477.8)	(218.2)

Cash flows from financing activities:
Proceeds from sale and leaseback transactions	29.8	—	—
Proceeds from issuance of long-term debt	232.1	238.2	388.8
Long-term debt and capital lease payments	(27.2)	(65.8)	(69.2)
Proceeds from issuance of common stock	6.3	1.2	1.5

Net cash provided by financing activities	241.0	173.6	321.1

Net change in cash and cash equivalents	102.9	(31.1)	389.4
Cash and cash equivalents at beginning of year	29.6	132.5	101.4

Cash and cash equivalents at end of year	$132.5	$101.4	$490.8

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$6.6	$28.5	$49.9
Income taxes	35.1	3.6	(18.4)
Noncash investing and financing activities	None	None	None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alaska Air Group, Inc.
December 31, 2001

Note 1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Alaska Air Group, Inc. (Company or Air Group) and its subsidiaries, the principal subsidiaries being Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). All significant intercompany balances and transactions are eliminated. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management’s estimates. Actual results could differ from those estimates. Certain reclassifications have been made in prior years’ financial statements to conform to the 2001 presentation.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original purchase maturities of three months or less. They are carried at cost, which approximates market. The Company reduces its cash balance when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance, which is reported as a current liability. The amount of the negative cash balance was $31.6 million and $19.8 million at December 31, 2000 and 2001, respectively.

Inventories and Supplies — net

Expendable and repairable aircraft parts, as well as other materials and supplies, are stated at average cost. An allowance for obsolescence of flight equipment expendable and repairable parts is accrued based on estimated disposal date and salvage value. Surplus inventories are carried at their net realizable value. At December 31, 2000 and 2001, the allowance for all inventories was $28.1 million and $39.6 million, respectively.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:

Aircraft and related flight equipment:
Boeing 737-200C	10-14years
Boeing 737-400/700/900	20years
Boeing MD-80	20years
Bombardier Dash 8	10years
Bombardier CRJ 700	10years
Fokker F-28	12/31/02*
Buildings	10-30years
Capitalized leases and leasehold improvements	Term of lease
Other equipment	3-15years

*     Estimated final aircraft retirement date

Routine maintenance and repairs are expensed when incurred. The cost of major airframe and engine overhauls are capitalized and amortized to maintenance expense over the shorter of the term to the next overhaul or the end of the lease term. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Assets and related obligations for items financed under capital leases are initially recorded at an amount equal to the present value of the future minimum lease payments. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If the asset is not considered recoverable, an amount equal to the excess of the carrying amount over the fair value will be charged against the asset with a corresponding expense to the statement of operations.

Goodwill

The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill and is amortized over 40 years. Accumulated amortization at December 31, 2000 and 2001 was $29.3 million and $31.3 million, respectively. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. Effective January 1, 2002, the Company adopted SFAS No. 142. Under SFAS No. 142, the Company’s goodwill is considered to have an indefinite life and will no longer be amortized but instead will be subject to periodic impairment testing. The impact of this change is expected to increase annual results of operations by $2.0 million resulting from no longer amortizing goodwill. Assuming the Company had adopted this standard as of January 1, 2001, the pro forma effect of adopting SFAS 142 is immaterial to the Company’s net income (loss) and income (loss) per share.

During the second quarter of 2002, the Company completed the first step of its impairment test under SFAS No. 142 related to its $51.4 million of goodwill and determined that the net book value exceeded its fair value. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company will record a one-time, non-cash charge, effective January 1, 2002 of $51.4 million ($12.5 million Alaska and $38.9 million Horizon) to write-off all of its goodwill. This charge is nonoperational in nature and will be reflected as a cumulative effect of accounting change in the consolidated statements of operations for the year ended December 31, 2002.

Internally Developed Software

The Company capitalizes certain internal development software costs in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Amortization commences when the software is ready for its intended use over the estimated useful life of the software. Capitalized costs primarily include internal salaries and wages of individuals dedicated to the development of internal use software. The Company capitalized software development costs of $5.5 million, $6.1 million and $9.2 million during the years ended December 31, 1999, 2000 and 2001, respectively.

Deferred Revenue

Deferred revenue results from the sale of mileage credits, the sale and leaseback of aircraft, and the receipt of manufacturer or vendor credits. This revenue is recognized when award transportation is provided or over the term of the applicable agreements.

Leased Aircraft Return Costs

The costs associated with returning leased aircraft are accrued when probable and estimable. As leased aircraft are retired, the costs are charged against the established reserve. The reserve is part of other liabilities, and at December 31, 2000 and 2001 was $8.0 million and $11.6 million, respectively.

Revenue Recognition

Passenger revenues are recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability. Freight and mail revenues are recognized when service is provided. Other-net revenues are primarily related to the Mileage Plan and they are recognized as described in the “Frequent Flyer Awards” paragraph below.

Frequent Flyer Awards

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. Alaska also sells mileage credits to non-airline partners, such as hotels, car rental agencies, and a credit card company. Effective January 1, 2000, the Company began deferring a majority of the sales proceeds and recognizing the proceeds as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska, and as other-net revenue for awards issued on other airlines. Alaska’s Mileage Plan liabilities are included under the following balance sheet captions at December 31 (in millions):

	2000	2001

Current Liabilities:
Other accrued liabilities	$53.0	$65.7
Other Liabilities and Credits:
Deferred revenue	117.8	150.7
Other liabilities	27.7	31.9

Total	$198.5	$248.3

Contracted Services

Contracted services includes expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Other Selling Expenses

Other selling expenses includes credit card commissions, computerized reservations systems (CRS) charges, Mileage Plan free travel awards, advertising, and promotional costs. In 2000, selling expense includes $40.2 million due to a change in estimate related to the cost of travel awards earned by Mileage Plan members flying on Alaska and travel partners. The higher costs are due to an increase in the estimated costs Alaska incurs to acquire awards on other airlines for its Mileage Plan members, as well as lower assumed forfeiture of miles. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $17.0 million, $19.7 million, and $17.1 million, respectively, in 1999, 2000, and 2001.

Capitalized Interest

Interest is capitalized on flight equipment purchase deposits, ground facility progress payments and construction in progress as a cost of the related asset and is depreciated over the estimated useful life of the asset. The Company ceased capitalization of interest on aircraft with deferred delivery dates. Capitalization will commence when the deferral period is over.

Income Taxes

The Company uses the asset and liability approach for accounting and reporting on income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Options

The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options. See Note 6 for more information.

Derivative Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company’s operating results can be significantly impacted by changes in the price of aircraft fuel. To manage the risks associated with changes in aircraft fuel prices, the Company uses call options and swap agreements for crude oil contracts. These contracts, referred to as “fuel hedge contracts,” have a high correlation to changes in aircraft fuel prices, and therefore qualify as cash flow hedges under SFAS No. 133. Upon adoption of SFAS No. 133, the Company recorded the fair market value of its fuel hedging contracts on the Consolidated Balance Sheet. Each period, the contracts are adjusted to fair market value. The change in the value of the fuel hedge contracts that perfectly offsets the change in the value of the aircraft fuel purchase being hedged is recorded as comprehensive income/loss until the hedged contract is settled and is then recognized in earnings. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, that portion of the hedge is recognized in earnings. For the year ended December 31, 2001, the Company recognized $7.4 million of nonoperating expense related to fair market value changes in fuel hedge contracts. At December 31, 2001, the Company’s fuel hedge contracts for 170 million gallons of projected jet fuel usage in 2002 and 2003 had unrealized losses of $1.2 million net of income taxes, recorded in other comprehensive income.

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

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for the Company on January 1, 2003). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived

Assets” (effective for the Company on January 1, 2002). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial statements

Note 2. Marketable Securities

At December 31, 2000 and 2001 all of the Company’s marketable securities are classified as “available-for-sale” as required by SFAS 115. The securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated Other Comprehensive Income (Loss)”. Realized gains and losses are included in “Other Nonoperating Income (expense)” in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income in the consolidated statements of operations.

Marketable equity securities consisted of the following at December 31 (in millions):

	2000	2001

Cost:
U.S. government securities	$242.6	$59.2
Asset backed obligations	78.6	72.5
Other corporate obligations	35.0	36.2

	$356.2	$167.9

Fair value:
U.S. government securities	$243.4	$59.3
Asset backed obligations	79.0	72.9
Other corporate obligations	35.4	37.6

	$357.8	$169.8

Of the marketable securities on hand at December 31, 2001, 83% are expected to mature in 2002, 13% in 2003, and 4% in 2004.

	1999	2000	2001

Proceeds from sales and maturities	$232.8	$300.0	$446.4
Gross realized gains	0.4	0.3	4.0
Gross realized losses	0.3	0.6	0.4

Note 3.Other Assets

Other assets consisted of the following at December 31 (in millions):

	2000	2001

Prepaid pension cost	$73.3	$98.4
Restricted deposits	26.2	44.5
Deferred costs and other	14.9	15.7

	$114.4	$158.6

At December 31, 2000, Alaska owned approximately 81,000 depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V., a telecommunication network company. At December 31, 2000, the certificates had an estimated fair value of $2.1 million. During 2001, France Telecom purchased Equant N.V. At December 31, 2001 the certificates had an estimated fair value of $1.4 million. Alaska’s carrying value of the certificates was de minimis. In April 2002 the Company sold the certificates resulting in a gain of approximately $.9 million.

Note 4. Long-term Debt and Capital Lease Obligations

At December 31, 2000 and 2001, long-term debt and capital lease obligations were as follows (in millions):

	2000	2001

7.4%* fixed rate notes payable due through 2015	$406.4	$420.7
4.6%* variable rate notes payable due through 2018	151.7	455.5

Long-term debt	558.1	876.2
Capital lease obligations	17.8	14.9
Other	0.0	4.3
Less current portion	(66.7)	(43.2)

	$509.2	$852.2

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

At December 31, 2001, long-term debt principal payments for the next five years were (in millions):

2002	$40.1

2003	$42.4

2004	$202.6

2005	$35.8

2006	$38.4

Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets, and additional indebtedness. At December 31, 2001, the Company was in compliance with all loan provisions.

Note 5. Commitments

Lease Commitments

The Company has lease contracts for 101 aircraft that have remaining noncanceable lease terms of one to 16 years. The majority of airport and terminal facilities are also leased, with terms ranging from one to 88 years. Total rent expense was $247.5 million, $242.0 million and $254.0 million, in 1999, 2000, and 2001, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2001 are shown below (in millions):

	Operating Leases		Capital
	Aircraft	Facilities	Leases

2002	$201.5	$29.1	$4.1
2003	169.9	27.3	4.1
2004	146.0	25.5	8.4
2005	141.3	24.8	0.2
2006	138.5	14.4	0.1
Thereafter	1,062.9	121.2	0.1

Total lease payments	$1,860.1	$242.3	17.0

Less amount representing interest			(2.1)

Present value of capital lease payments			$14.9

Aircraft Commitments

The Company has firm orders for eight Boeing 737 series aircraft to be delivered between 2002 and 2004, three Bombardier Dash 8-400s during 2002, and 21 Bombardier CRJ 700 jets between 2002 and 2005. The firm orders require payments of approximately $731 million between 2002 and 2005. As of December 31, 2001, deposits of $103 million related to the firm orders had been made. In addition to the ordered aircraft, the Company holds purchase options on 26 Boeing 737s, 15 Dash 8-400s, and 25 CRJ 700s.

Note 6. Stock Plans

Air Group has three stock option plans that provide for the purchase of Air Group common stock at a stipulated price on the date of grant by certain officers and key employees of Air Group and its subsidiaries. Under the 1996, 1997, and 1999 Plans, options for 3,193,800 shares have been granted and, at December 31, 2001, 177,900 shares were available for grant. Under all plans, the incentive and nonqualified stock options granted have terms of up to approximately ten years. Substantially all grantees are 25% vested after one year, 50% after two years, 75% after three years, and 100% after four years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 2000, and 2001, respectively: dividend yield of 0% for all years; volatility of 40%, 44%, and 44%; risk-free interest rates of 5.53%, 6.62%, and 4.26%; and expected lives of 5 years for all years. Using these assumptions, the weighted average fair value of options granted was $17.39, $14.58, and $12.71 in 1999, 2000, and 2001, respectively.

Air Group follows APB Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company’s stock options been determined in accordance with Statement of Financial Accounting Standards No. 123, income (loss) before accounting change and applicable earnings (loss) per share (EPS) would have been reduced to the pro forma amounts indicated below.

	1999	2000	2001

Income (loss) before accounting change (in millions):
As reported	$129.4	$(20.4)	$(43.4)
Pro forma	126.2	(25.1)	(49.3)
Basic EPS:
As reported	$4.91	$(0.77)	$(1.64)
Pro forma	4.78	(0.95)	(1.86)
Diluted EPS:
As reported	$4.88	$(0.77)	$(1.64)
Pro forma	4.76	(0.95)	(1.86)

Changes in the number of shares subject to option, with their weighted average exercise prices, are summarized below:

	Shares	Price

Outstanding, Jan. 1, 1999	1,040,150	$31.96
Granted	494,400	46.81
Exercised	(148,688)	20.19
Canceled	(47,050)	38.66

Outstanding, Dec. 31, 1999	1,338,812	38.51
Granted	609,900	30.27
Exercised	(21,725)	16.66
Canceled	(106,050)	38.11

Outstanding, Dec. 31, 2000	1,820,937	34.10
Granted	1,252,900	28.52
Exercised	(67,950)	18.87
Canceled	(104,275)	36.37

Outstanding, Dec. 31, 2001	2,901,612	$31.96

Exercisable at year-end
December 31, 1999	434,612	$28.95
December 31, 2000	736,462	32.52
December 31, 2001	1,022,962	34.67

The following table summarizes stock options outstanding and exercisable at December 31, 2001 with their weighted average remaining contractual lives:

Range of	Remaining		Avg Exercise
Exercise prices	Life (years)	Shares	Price

Outstanding:
$15 to $29	8.3	919,350	$24.26
$30 to $40	8.1	1,713,937	33.66
$41 to $58	6.3	268,325	47.52

$15 to $58	8.0	2,901,612	$31.96

Exercisable:
$15 to $29		258,725	$21.54
$30 to $40		551,437	35.89
$41 to $58		212,800	47.49

$15 to $58		1,022,962	$34.67

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

	2000	2001

Projected benefit obligation
Beginning of year	$369.3	$430.2
Service cost	24.0	29.0
Interest cost	28.5	32.3
Amendments	0.7	5.2
Change in assumptions	16.0	16.4
Actuarial loss	0.9	6.2
Benefits paid	(9.2)	(12.1)

End of year	$430.2	$507.2

Plan assets at fair value
Beginning of year	$437.1	$438.7
Actual return on plan assets	5.8	(17.1)
Employer contributions	5.0	45.0
Benefits paid	(9.2)	(12.1)

End of year	$438.7	$454.5

Funded status	8.5	(52.7)
Unrecognized loss	13.9	99.6
Unrecognized transition asset	(0.1)	(0.1)
Unrecognized prior service cost	51.0	51.6

Prepaid pension cost	$73.3	$98.4

Weighted average assumptions as of December 31
Discount rate	7.50%	7.25%
Expected return on plan assets	10.0%	10.0%
Rate of compensation increase	5.4%	5.4%

Net pension expense for the defined benefit plans included the following components for 1999, 2000, and 2001 (in millions):

	1999	2000	2001

Service cost	$25.8	$24.0	$29.0
Interest cost	25.3	28.5	32.3
Expected return on assets	(36.7)	(43.4)	(46.0)
Amortization of prior service cost	4.4	4.5	4.6
Recognized actuarial loss (gain)	0.1	(0.1)	0.1
Amortization of transition asset	(0.2)	—	—

Net pension expense	$18.7	$13.5	$20.0

In December 2002, the Company will record a non-cash charge to equity in connection with the defined benefit pension plans that the Company sponsors for eligible employees. This charge is a result of an unfunded accrued benefit obligation resulting from lower than expected return on plan assets, which was determined in 2002. The Company estimates this charge will be approximately $80 to $100 million, net of taxes.

Alaska and Horizon also maintain an unfunded, noncontributory benefit plan for certain elected officers. The unfunded accrued pension cost for this plan was $28 million as of December 31, 2001.

The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined contribution plans was $13.5 million, $16.4 million, and $19.0 million, respectively, in 1999, 2000, and 2001.

Profit Sharing Plans

Alaska and Horizon have employee profit sharing plans. Profit sharing expense for 1999 was $26.2 million, and there was no expense for 2000 and 2001.

Other Postretirement Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded, and at December 31, 2000 and 2001 was $28.7 million and $32.6 million, respectively. The accrued liability related to the subsidy is included with other liabilities on the Consolidated Balance Sheet, and totaled $24.4 million and $29.4 million at December 31, 2000 and 2001, respectively. Annual expense related to this subsidy was approximately $3.3 million in 1999, and $4.6 million in 2000 and in 2001.

Note 8. Income Taxes

Deferred income taxes result from temporary differences in the timing of recognition of revenue and expense for tax and financial reporting purposes. Deferred tax assets and liabilities comprise the following at December 31 (in millions):

	2000	2001

Excess of tax over book depreciation	$210.4	$285.1
Employee benefits	3.0	(1.8)
Other — net	7.3	1.8

Gross deferred tax liabilities	220.7	285.1

Frequent flyer program	(70.8)	(88.0)
Alternative minimum tax	(0.1)	(21.7)
Aircraft return provisions	0.6	(4.6)
Inventory obsolescence	(10.7)	(14.5)
Deferred gains	(12.4)	(13.4)
Asset impairment	—	(3.6)
Fuel hedges	—	(3.4)
Other — net	(8.4)	(13.7)

Gross deferred tax assets	(101.8)	(162.9)

Net deferred tax liabilities	$118.9	$122.2

Current deferred tax asset	$(34.5)	$(51.2)
Noncurrent deferred tax liability	153.4	173.4

Net deferred tax liability	$118.9	$122.2

The components of income tax expense (credit) were as follows (in millions):

	1999	2000	2001

Current tax expense (credit):
Federal	$25.2	$1.8	$(25.6)
State	5.4	(0.1)	(1.2)

Total current	30.6	1.7	(26.8)

Deferred tax expense (credit):
Federal	49.5	(7.8)	7.2
State	3.5	(0.4)	(0.5)

Total deferred	53.0	(8.2)	6.7

Total before acctg. change	83.6	(6.5)	(20.1)

Deferred tax credit, cumulative effect of acctg. change	—	(29.5)	—

Total tax expense (credit)	$83.6	$(36.0)	$(20.1)

Income tax expense (credit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income before taxes and accounting change as follows (in millions):

	1999	2000	2001

Income (loss) before income tax and accounting change	$213.0	$(26.9)	$(63.5)

Expected tax expense (credit)	$74.5	$(9.6)	$(22.1)
Nondeductible expenses	2.6	3.4	3.3
State income tax	6.5	(0.3)	(1.2)
Other — net	—	—	(0.1)

Actual tax expense (credit)	$83.6	$(6.5)	$(20.1)

Effective tax rate	39.3%	24.2%	31.7%

Note 9. Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in millions):

	December 31, 2000

	Carrying	Fair
	Amount	Value

Assets:
Cash and cash equivalents	$101.4	$101.4
Marketable securities	357.8	357.8
Fuel hedge contracts	3.3	2.1
Restricted deposits and depository certificates	26.2	28.3
Liabilities:
Long-term debt	558.1	578.1

	December 31, 2001

	Carrying	Fair
	Amount	Value

Assets:
Cash and cash equivalents	$490.8	$490.8
Marketable securities	169.8	169.8
Restricted deposits and depository certificates	44.5	45.9
Liabilities:
Fuel hedge contracts	1.2	1.2
Long-term debt	876.2	889.3

The fair value of cash equivalents approximates carrying value due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair value of fuel hedge contracts is based on commodity exchange prices. The fair value of restricted deposits approximates the carrying amount. At December 31, 2000, the fair value of restricted deposits include depository certificates convertible into the common stock of Equant N.V. which were valued at $2.1 million based on a purchase offer from France Telecom. At December 31, 2001, the fair value of these certificates was $1.4 million based on the market value of France Telecom stock. The fair value of long-term debt is based on a discounted cash flow analysis using the Company’s current borrowing rate.

Note 10. Earnings (loss) per Share (EPS)

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

	1999	2000	2001

Basic
Income (loss) before accounting change	$129.4	$(20.4)	$(43.4)
Avg. shares outstanding	26.372	26.440	26.499

EPS before acctg. change	$4.91	$(0.77)	$(1.64)

Diluted
Income (loss) before accounting change	$129.4	$(20.4)	$(43.4)

Avg. shares outstanding	26.372	26.440	26.499
Assumed exercise of stock options	0.135	—	--

Diluted EPS shares	26.507	26.440	26.499

EPS before acctg. change	$4.88	$(0.77)	$(1.64)

Note 11.Operating Segment Information

Financial information for Alaska and Horizon follows (in millions):

	1999	2000	2001

Operating revenues:
Alaska	$1,690.3	$1,766.2	$1,762.9
Horizon	415.9	443.1	408.4
Other	.3	1.1	1.5
Elimination of inter- company revenues	(15.0)	(16.4)	(20.0)

Consolidated	2,091.5	2,194.0	2,152.8

Depreciation and amortization expense:
Alaska	67.9	85.8	106.1
Horizon	16.7	20.7	26.7
Other	0.2	1.0	1.3

Consolidated	84.8	107.5	134.1

Interest income:
Alaska	21.7	27.7	26.0
Horizon	—	—	0.1
Elimination of inter- company accounts	(1.5)	(3.7)	(3.9)

Consolidated	20.2	24.0	22.2

Interest expense (1):
Alaska	16.3	36.0	47.4
Horizon	1.5	3.1	3.1
Other		0.6	0.8
Elimination of inter- company accounts	(1.5)	(3.7)	(3.9)

Consolidated	16.3	36.0	47.4

Income (loss) before income tax and accounting change:
Alaska	186.5	(20.1)	(16.4)
Horizon	27.3	(6.0)	(45.1)
Other	(0.8)	(0.8)	(2.0)

Consolidated	213.0	(26.9)	(63.5)

Capital expenditures:
Alaska	498.1	383.0	410.1
Horizon	82.3	75.2	43.7

Consolidated	580.4	458.2	453.8

Total assets at end of period:
Alaska	1,997.3	2,303.3	2,756.0
Horizon	212.5	259.0	241.4
Other	974.3	909.5	878.9
Elimination of inter- company accounts	(988.1)	(943.7)	(925.8)

Consolidated	$2,196.0	$2,528.1	$2,950.5

(1)  Interest expense includes capitalized interest.

Note 12. Special Charges

In December 2001, Horizon recorded a $10.2 million special charge to recognize the loss in value of its owned Fokker F-28 aircraft and related spare parts, which have a net book value of $16.2 million, net of the impairment charge, at December 31, 2001. The F-28s, which are being replaced with more fuel-efficient CRJ 700 regional jets, are expected to be completely out of service by December 31, 2002.

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

Through December 31, 2001, Alaska and Horizon recorded government compensation of $71.6 million and $9.8 million, respectively. These amounts are reflected in nonoperating income (expense) in the consolidated statements of operations. During the third quarter of 2002, the Department of Transportation completed its review procedures and remitted final compensation payments to Alaska and Horizon of $0.3 million and $0.2 million, respectively.

Note 14. Contingencies

Oakland Maintenance Investigation

In December 1998 the U.S. attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base. The investigation was expanded to include the aircraft involved in the loss of Flight 261 in January 2000. The FAA separately proposed a civil penalty in connection with the 1998 maintenance activities, which Alaska and the FAA have settled for an agreed amount. In December 2001 the U.S. attorney notified Alaska that the evidence it had gathered relative to the 1998 maintenance activities did not warrant filing criminal charges, and closed that part of the investigation. The U.S. attorney also placed the portion of its investigation related to Flight 261 on inactive status, with the possibility of reactivating and reviewing the matter when the NTSB issues its final report on the accident.

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

Note 15. Change in Accounting Principle

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 gives specific guidance on the conditions that must be met before revenue may be recognized, and in June 2000 Alaska changed its method of accounting for the sale of miles in its Mileage Plan. Under the new method, a majority of the sales proceeds is deferred, then recognized ratably over the estimated period of time that the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards issued on Alaska, and as other revenue-net for awards issued on other airlines. In connection with the change, Alaska recognized a $46.8 million cumulative effect charge, net of income taxes of $29.5 million, effective January 1, 2000.

Note 16. Restatement/Reclassification of Financial Statements

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party and the amounts recorded for the cumulative effect of the accounting change upon the adoption of SAB 101 in 2000 (see Note 15). The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact to previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the Company’s previously issued consolidated financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years have been restated. The changes result in an increase in shareholders’ equity of $31.0 million as of December 31, 2001 and $32.8 million as of December 31, 2000. Significant changes are more fully described below.

Leased Aircraft Return Costs

The Company leases many of its aircraft under relatively long-term operating lease agreements. These aircraft are subject to periodic airframe and engine overhauls based on the Company’s maintenance program. The Company’s previous policy was to capitalize these overhauls and amortize the costs over the estimated lives of the overhauls. Separately, many of the Company’s lease agreements contain provisions, which require that at the end of the lease, either certain minimum times remain until the next overhaul or the Company make a cash payment to the lessor. At the inception of the lease, the Company does not know the balance between actual time remaining to the next overhaul and cash payments that will be used to satisfy its return commitments. Under the previous method, the Company accrued the costs of returning leased aircraft, including any cash payments due to lessors and any unamortized overhauls, on a straight-line basis over the lives of the leases. Airframe and engine overhauls are now capitalized and amortized over the remaining lease term, if shorter than the life of the overhaul. Additionally, under the new method, since the amount of cash payments by themselves cannot be reasonably predicted at the inception of the lease, the Company will accrue cash payments expected to be made to lessors over the last few years of the lease when probable and estimable.

Internally Developed Software

The Company revised its accounting practices for certain costs of internally developed software. These costs were previously charged to expense as they were incurred. Internally developed software costs are now capitalized and amortized over the estimated lives of the software.

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

Mileage Plan

During the year ended December 31, 2000, the Company revised certain assumptions used to determine the incremental cost of travel awards earned by flying on Alaska and travel partners and recorded the effect of that change in estimate as a special charge in the consolidated statement of operations. The Company has determined that this expense should be included in selling expense and has accordingly restated the December 31, 2000 Statement of Operations.

In 2000, the Company also changed its liability to mileage plan members primarily as a result of changing the estimate regarding the number of outstanding mileage plan miles that will ultimately be redeemed for free travel that related to estimated travel on other airlines. This change in estimate that related to estimated travel on other airlines ($10.1 million net of applicable income taxes of $6.1 million) was inappropriately included in the cumulative effect of the change in accounting principle related to the adoption of Staff Accounting Bulletin 101 (SAB 101). The Company has determined that this change in estimate should have been included in selling expense and has restated the December 31, 2000 Statement of Operations.

The effect of the restatements for 1999, 2000, and 2001 is as follows (in millions except per share amounts):

	1999	2000	2001

Total Revenue:
As Previously Reported	$2,082.0	$2,177.2	$2,140.9
Restated	$2,091.5	$2,194.0	$2,152.8
Total Operating Expenses:
As Previously Reported	$1,882.1	$2,197.8	$2,262.7
Restated	$1,901.7	$2,227.1	$2,279.1
Total Operating Profit (Loss):
As Previously Reported	$199.9	$(20.6)	$(121.8)
Restated	$189.8	$(33.1)	$(126.3)
Net Income (Loss):
As Previously Reported	$134.2	$(70.3)	$(39.5)
Restated	$129.4	$(67.2)	$(43.4)
Basic Earnings (Loss) Per Share:
As Previously Reported	$5.09	$(2.66)	$(1.49)
Restated	$4.91	$(2.54)	$(1.64)
Diluted Earnings (Loss) Per Share:
As Previously Reported	$5.06	$(2.66)	$(1.49)
Restated	$4.88	$(2.54)	$(1.64)

The effect of the restatement on selected balance sheet items is as follows as of December 31, 2000 and 2001 (in millions):

	2000	2001

Current Assets:
As Previously Reported	$702.1	$900.4
Restated	$717.2	$919.0
Property and Equipment-Net:
As Previously Reported	$1,730.2	$1,825.0
Restated	$1,643.1	$1,821.5
Current Liabilities:
As Previously Reported	$710.8	$756.2
Restated	$709.3	$752.0
Long-Term Debt:
As Previously Reported	$609.2	$863.3
Restated	$509.2	$852.2
Shareholders’ Equity:
As Previously Reported	$862.3	$820.3
Restated	$895.1	$851.3

The effect of the restatement on shareholders’ equity as of January 1, 1999 is as follows:

As Previously Reported	$789.5
Restated	$822.1

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
Alaska Air Group, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, 2000, and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16, the accompanying consolidated financial statements and supplemental schedule have been restated. As discussed in Note 15, for the year ended December, 31, 2000, the Company changed its method of accounting for the deferral of revenue on miles sold under the mileage plan.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. This schedule is the responsibility of the Company’s management. Such schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Seattle, Washington

January 2, 2003

VALUATION AND QUALIFYING ACCOUNTS
Alaska Air Group, Inc.	Schedule II

		Additions
	Beginning	Charged	(A)	Ending
(In Millions)	Balance	to Expense	Deductions	Balance

Year Ended December 31, 1999
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.0	$1.2	$(1.2)	$1.0

Obsolescence allowance for flight equipment spare parts	$20.0	$5.0	$(1.4)	$23.6

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision (B)	$2.9	$3.3	$(2.2)	$4.0

Year Ended December 31, 2000
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.0	$2.0	$(1.3)	$1.7

Obsolescence allowance for flight equipment spare parts	$23.6	$4.7	$(0.2)	$28.1

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision (B)	$4.0	$4.0	$0.0	$8.0

Year Ended December 31, 2001
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.7	$2.5	$(2.4)	$1.8

Obsolescence allowance for flight equipment spare parts	$28.1	$12.2	$(0.7)	$39.6

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision (B)	$8.0	$4.0	$(0.4)	$11.6

(A)  Deduction from reserve for purpose for which reserve was created.

(B)  Amounts have been restated. See Note 16 to consolidated financial statements.

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

3.(i)	Articles of Incorporation of Alaska Air Group, Inc. as amended through May 21, 1999
3.(ii)	Bylaws of Alaska Air Group, Inc., as amended through January 26, 2000 (Exhibit 3.(ii) to First Quarter 2000 10-Q)
4.1	Amended and Restated Rights Agreement dated 8/7/96 between Alaska Air Group, Inc. and The First National Bank of Boston, as Rights Agent (Exhibit 2.1 to Form 8A-A filed 8/8/96)
10.1	Management Incentive Plan (2000 Proxy Statement)
10.2	Loan Agreement dated as of December 1, 1984, between Alaska Airlines, Inc. and the Industrial Development Corporation of the Port of Seattle (Exhibit 10-38 to 1984 10-K)
10.3	Alaska Air Group, Inc. 1988 Stock Option Plan, as amended through May 19, 1992 (Registration Statement No. 33-52242)
#10.4	Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 10-K)
#10.5	Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to Third Quarter 1996 10-Q)
#10.6	Agreement dated August 28, 1996 between Horizon Air Industries, Inc. and Bombardier for the purchase of 25 de Havilland Dash 8-200 aircraft (Exhibit 10.2 to Third Quarter 1996 10-Q)
10.7	Supplemental retirement plan arrangement between Horizon Air Industries, Inc. and George D. Bagley (1996 Proxy Statement)
10.8	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan (Registration Statement 333-09547)

10.9	Alaska Air Group, Inc. Non Employee Director Stock Plan (Registration Statement 333-33727)
10.10	Alaska Air Group, Inc. Profit Sharing Stock Purchase Plan (Registration Statement 333-39889)
10.11	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan (Registration Statement 333-39899)
10.12	Alaska Air Group, Inc. 1981 Supplementary Retirement Plan for Elected Officers (Exhibit 10.15 to 1997 10-K)F
10.13	Alaska Air Group, Inc. 1995 Supplementary Retirement Plan for Elected Officers (Exhibit 10.16 to 1997 10-K)
#10.14	Agreement dated December 21, 1998 between Horizon Air Industries, Inc. and Bombardier for the purchase of 25 Canadair regional jets series 700 aircraft
10.15	Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan (Registration Statement 333-87563)
10.16	Alaska Air Group, Inc. Change of Control Agreement dated October 27, 1999
*12	Calculation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant (Exhibit 22-01 to 1987 10-K)
*23	Consent of Deloitte & Touche LLP
*99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed herewith.

#      Confidential treatment was granted as to a portion of this document.

CERTIFICATIONS

I, John F. Kelly, certify that:

1.	I have reviewed this amendment to the annual report on Form 10-K/A of Alaska Air Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

January 9, 2003	By /s/ John F. Kelly John F. Kelly Chief Executive Officer

I, Bradley D. Tilden, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Alaska Air Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

January 9, 2003	By /s/ Bradley D. Tilden Bradley D. Tilden Chief Financial Officer