Form 10-Q/A
period 2002-03-31
ALASKA AIR GROUP INC
filed 2003-03-12
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)    No (  )

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The registrant has 26,546,130 common shares, par value $1.00, outstanding at March 31, 2002.

     During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact to previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the

Company’s previously issued consolidated financial statements for the years ended December 31, 1999, 2000, and 2001, including the interim periods within those years, and for the three months ended March 31, 2002, have been restated.

     This amendment to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement and to make non-substantive revisions to the notes to the consolidated financial statements. For additional information regarding the restatement, see Note 2 to the consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS

	Restated	Restated
	December 31,	March 31,
(In Millions)	2001	2002

Current Assets
Cash and cash equivalents	$490.8	$354.4
Marketable securities	169.8	263.7
Receivables – net	83.8	104.7
Inventories and supplies	70.2	69.0
Prepaid expenses and other assets	104.4	148.3

Total Current Assets	919.0	940.1

Property and Equipment
Flight equipment	2,003.6	1,995.8
Other property and equipment	403.8	418.4
Deposits for future flight equipment	112.4	89.7

	2,519.8	2,503.9
Less accumulated depreciation and amortization	698.3	728.4

Total Property and Equipment – Net	1,821.5	1,775.5

Intangible Assets	51.4	—

Other Assets	158.6	163.5

Total Assets	$2,950.5	$2,879.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	Restated	Restated
	December 31,	March 31,
(In Millions Except Share Amounts)	2001	2002

Current Liabilities
Accounts payable	$124.6	$134.8
Accrued aircraft rent	80.3	60.8
Accrued wages, vacation and payroll taxes	77.8	80.8
Other accrued liabilities	209.0	174.3
Air traffic liability	217.1	267.4
Current portion of long-term debt and capital lease obligations	43.2	43.7

Total Current Liabilities	752.0	761.8

Long-Term Debt and Capital Lease Obligations	852.2	839.8

Other Liabilities and Credits
Deferred income taxes	173.4	169.3
Deferred revenue	204.3	210.8
Other liabilities	117.3	120.5

	495.0	500.6

Shareholders’ Equity
Common stock, $1 par Value
Authorized: 100,000,000 shares
Issued: 2001 - 29,268,869 shares
2002 - 29,285,569 shares	29.3	29.3
Capital in excess of par value	482.6	482.9
Treasury stock, at cost: 2001 - 2,740,501 shares
2002 - 2,739,439 shares	(62.5)	(62.5)
Accumulated other comprehensive income (loss)	(2.5)	7.9
Retained earnings	404.4	319.3

	851.3	776.9

Total Liabilities and Shareholders’ Equity	$2,950.5	$2,879.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Three Months Ended March 31	Restated	Restated
(In Millions Except Per Share Amounts)	2001	2002

Operating Revenues
Passenger	$477.5	$455.9
Freight and mail	20.6	17.1
Other – net	18.3	27.1

Total Operating Revenues	516.4	500.1

Operating Expenses
Wages and benefits	191.5	202.9
Contracted services	21.8	24.7
Aircraft fuel	89.7	64.7
Aircraft maintenance	52.7	43.2
Aircraft rent	46.2	46.5
Food and beverage service	14.0	14.3
Commissions	15.4	12.4
Other selling expenses	31.8	30.2
Depreciation and amortization	30.4	32.3
Loss (gain) on sale of assets	0.8	(0.6)
Landing fees and other rentals	27.9	29.8
Other	48.2	49.3

Total Operating Expenses	570.4	549.7

Operating Loss	(54.0)	(49.6)

Nonoperating Income (Expense)
Interest income	7.2	4.4
Interest expense	(12.1)	(11.9)
Interest capitalized	4.2	0.2
Other – net	(0.9)	4.5

	(1.6)	(2.8)

Loss before income tax and accounting change	(55.6)	(52.4)
Income tax benefit	(19.9)	(18.7)

Loss before accounting change	(35.7)	(33.7)
Cumulative effect of accounting change	—	(51.4)

Net Loss	$(35.7)	$(85.1)

Basic and Diluted Loss Per Share:
Loss before accounting change	$(1.35)	$(1.27)
Cumulative effect of accounting change	—	(1.94)

Net Loss Per Share	$(1.35)	$(3.21)

Shares used for computation:
Basic	26.471	26.532
Diluted	26.471	26.532

See accompanying notes to consolidated financial statements.

RESTATED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	Income (Loss)	Earnings	Total

Balances at December 31, 2001:
As previously reported	26.528	$29.3	$482.5	$(62.6)	$(3.9)	$375.0	$820.3
Prior period adjustment (see Note 2)			0.1	0.1	1.4	29.4	31.0

As restared	26.528	29.3	482.6	(62.5)	(2.5)	404.4	851.3

Net loss for the three months ended March 31, 2002						(85.1)	(85.1)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					(1.6)
Reclassification to earnings					0.1
Income tax effect					0.5

					(1.0)		(1.0)

Related to fuel hedges:
Change in fair value					20.4
Reclassification to earnings					(2.2)
Income tax effect					(6.8)

					11.4		11.4

Total comprehensive loss							(74.7)
Stock issued under stock plans	0.018		0.3				0.3

Balances at March 31, 2002	26.546	$29.3	$482.9	$(62.5)	$7.9	$319.3	$776.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

	Restated	Restated
Three Months Ended March 31 (In Millions)	2001	2002

Cash flows from operating activities:
Net loss	$(35.7)	$(85.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	51.4
Depreciation and amortization	30.4	32.3
Amortization of airframe and engine overhauls	19.0	15.5
Changes in derivative fair values	2.1	(2.5)
Loss (gain) on sale of assets	0.8	(0.6)
Decrease in deferred income taxes	(3.9)	(10.0)
Increase in accounts receivable	(14.3)	(21.0)
(Increase) decrease in other current assets	1.9	(34.0)
Increase in air traffic liability	60.6	50.3
Increase (decrease) in other current liabilities	14.4	(36.1)
Increase (decrease) in deferred revenue and other-net	(20.9)	12.0

Net cash provided by (used in) operating activities	54.4	(27.8)

Cash flows from investing activities:
Proceeds from disposition of assets	—	1.9
Purchases of marketable securities	(84.0)	(117.7)
Sales and maturities of marketable securities	133.4	22.2
Property and equipment additions:
Aircraft purchase deposits	(8.7)	—
Capitalized overhauls	(20.0)	(11.9)
Aircraft	(92.5)	—
Other flight equipment	(18.3)	(8.3)
Other property	(10.6)	(7.2)
Aircraft deposits returned	39.8	21.9
Restricted deposits and other	—	(2.2)

Net cash used in investing activities	(60.9)	(101.3)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	29.5	—
Long-term debt and capital lease payments	(39.7)	(7.6)
Proceeds from issuance of common stock	0.4	0.3

Net cash used in financing activities	(9.8)	(7.3)

Net change in cash and cash equivalents	(16.3)	(136.4)
Cash and cash equivalents at beginning of period	101.4	490.8

Cash and cash equivalents at end of period	$85.1	$354.4

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$16.0	$9.9
Income taxes	(0.1)	—
Noncash investing and financing activities	None	None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited consolidated financial statements of Alaska Air Group, Inc. (the Company or Air Group) include the accounts of its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). These interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s annual report on Form 10-K/A for the year ended December 31, 2001. In the opinion of management, all adjustments have been made which are necessary to present fairly the financial position of the Company as of March 31, 2002, as well as the results of its operations for the three months ended March 31, 2002 and 2001. Except for the restatement of the previous financial statements as described below, the adjustments made were of a normal recurring nature. Certain reclassifications have been made in the prior year’s restated financial statements to conform to the 2002 presentation.

     These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and the require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates include assumptions used to record liabilities, expenses and revenue associated with the Company’s Mileage Plan, estimated useful lives of property and equipment and the amounts of certain accrued liabilities. Actual results may differ from these estimates.

     As further discussed in Note 2, in 2002, the Company restated its consolidated financial statements for the year ended December 31, 2001, and for all quarterly periods during the year ended December 31, 2001. The Company also restated its consolidated financial statements for the three months ended March 31, 2002.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this Statement, the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase in net income of $0.5 million for the three months ended March 31, 2002. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $51.4 million of goodwill. The test was performed using Alaska and Horizon as separate reporting units. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $51.4 million ($12.5 million for Alaska and $38.9 million for Horizon) to write-off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the Consolidated Statement of Operations for the three months ended March 31, 2002.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Statement also requires that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this Statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Note 2. Restatement of Quarterly Financial Statements

     During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact on previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with GAAP, the Company’s previously issued consolidated financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years, and for the three months ended March 31, 2002, have been restated. Significant changes are more fully described below.

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

In the Company’s filing of its Form 10-Q for the quarterly period ended March 31, 2002, the Company previously restated its financial statements for the three months ended March 31, 2001 and as of December 31, 2001. Subsequently, the Company identified other corrections and certain reclassifications, which have been restated in this filing. Amounts show “as previously reported” for March 31, 2001 and December 31, 2001 in the accompanying tables reflect the Company’s original reporting of its financial statements as of and for the respective periods.

The effects of the restatements for the three months ended March 31, 2001 and 2002 are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2001			March 31, 2002

	As Previously		As Previously
	Reported	Restated	Reported	Restated

	{(in millions, except for per share amounts)
Total Operating Revenues	$516.0	$516.4	$496.9	$500.1
Total Operating Expenses	$565.5	$570.4	$548.3	$549.7
Operating Loss	$(49.5)	$(54.0)	$(51.4)	$(49.6)
Loss Before Accounting Change	$(33.1)	$(35.7)	$(34.4)	$(33.7)
Net Loss	$(33.1)	$(35.7)	$(34.4)	$(85.1)
Basic and Diluted Loss per Share Before Accounting Change	$(1.25)	$(1.35)	$(1.30)	$(1.27)
Basic and Diluted Loss Per Share	$(1.25)	$(1.35)	$(1.30)	$(3.21)

The effects of the restatement on selected balance sheet items are as follows:

	December 31, 2001		March 31, 2002

	As Previously		As Previously
	Reported	Restated	Reported	Restated

	(in millions)
Current Assets	$900.4	$919.0	$920.4	$940.1
Property and Equipment-Net	$1,825.0	$1,821.5	$1,792.1	$1,775.5
Current Liabilities	$756.2	$752.0	$759.3	$761.8
Long-Term Debt	$863.3	$852.2	$862.5	$839.8
Shareholders’ Equity	$820.3	$851.3	$797.3	$776.9	*

     *     Includes $51.4 million cumulative effect of the accounting change in connection with the impairment of goodwill upon the adoption of SFAS No. 142.

Note 3. Frequent Flyer Program

     Alaska’s Mileage Plan liabilities are included under the following balance sheet captions.

	December 31, 2001	March 31, 2002

	(in millions)
Current Liabilities:
Other accrued liabilities	$65.7	$70.5
Other Liabilities and Credits:
Deferred revenue	150.7	157.8
Other liabilities	31.9	32.5

Total	$248.3	$260.8

Note 4. Other Assets

     At December 31, 2001 and March 31, 2002, other assets included prepaid pension cost of $98.4 million and $97.5 million, respectively.

Note 5. Earnings per Share

     Earnings per share (EPS) calculations for the three months ended March 31 were as follows (in millions except per share amounts). The calculation is the same for basic and diluted EPS. Stock options are excluded from the calculation of diluted EPS because they are antidilutive and they represented 2.4 million and 3.0 million shares, respectively, for the three months ended March 31, 2001 and 2002.

	Three Months Ended March 31
	Restated 2001	Restated 2002

Basic and Diluted
Loss before accounting change	$(35.7)	$(33.7)
Average shares outstanding	26.471	26.532

Loss per share before accounting change	$(1.35)	$(1.27)

Note 6. Operating Segment Information

     Operating segment information for Alaska and Horizon for the three months ended March 31, 2001 and 2002 was as follows (in millions):

	Restated 2001	Restated 2002

Operating revenues:
Alaska	$418.6	$412.2
Horizon	102.0	93.2
Elimination of intercompany revenues	(4.2)	(5.3)

Consolidated	$516.4	$500.1

Loss before income tax and accounting change:
Alaska	$(38.6)	$(41.7)
Horizon	(16.3)	(10.2)
Other	(0.7)	(0.5)

Consolidated	$(55.6)	$(52.4)

(Note 6 continued on page 11)

(Note 6 continued)

	Restated 2001	Restated 2002

Total assets at end of period:
Alaska	$2,324.5	$2,730.0
Horizon	268.8	229.4
Other	872.6	808.7
Elimination of intercompany accounts	(930.0)	(889.0)

Consolidated	$2,535.9	$2,879.1

Alaska Airlines Financial and Statistical Data

	Three Months Ended March 31

	Restated	Restated	%
	2001	2002	Change

Financial Data (in millions):
Operating Revenues:
Passenger	$382.8	$374.0	-2.3%
Freight and mail	18.3	15.9	-13.1%
Other - net	17.5	22.3	27.4%

Total Operating Revenues	418.6	412.2	-1.5%

Operating Expenses:
Wages and benefits	154.7	165.7	7.1%
Contracted services	18.8	21.8	16.0%
Aircraft fuel	74.0	55.2	-25.4%
Aircraft maintenance	34.5	35.6	3.2%
Aircraft rent	35.3	31.8	-9.9%
Food and beverage service	13.2	13.9	5.3%
Commissions	15.9	14.2	-10.7%
Other selling expenses	26.0	24.9	-4.2%
Depreciation and amortization	23.6	28.2	19.5%
Loss on sale of assets	0.9	—	NM
Landing fees and other rentals	21.5	23.6	9.8%
Other	38.0	36.3	-4.5%

Total Operating Expenses	456.4	451.2	-1.1%

Operating Loss	(37.8)	(39.0)	3.2%

Interest income	8.6	5.0
Interest expense	(12.1)	(11.9)
Interest capitalized	3.2	0.1
Other - net	(0.5)	4.1

	(0.8)	(2.7)

Loss Before Income Tax before Accounting Change	$(38.6)	$(41.7)	8.0%

Operating Statistics:
Revenue passengers (000)	3,198	3,193	-0.2%
RPMs (000,000)	2,895	2,977	2.8%
ASMs (000,000)	4,428	4,467	0.9%
Passenger load factor	65.4%	66.7%	1.3	pts
Breakeven load factor	74.2%	76.0%	2.0	pts
Yield per passenger mile	13.22 ¢	12.56 ¢	-5.0%
Operating revenue per ASM	9.45 ¢	9.23 ¢	-2.4%
Operating expenses per ASM	10.31 ¢	10.10 ¢	-2.0%
Expense per ASM excluding fuel	8.64 ¢	8.87 ¢	2.7%
Fuel cost per gallon	97.1 ¢	73.6 ¢	-24.3%
Fuel gallons (000,000)	76.2	75.0	-1.6%
Average number of employees	10,203	9,815	-3.8%
Aircraft utilization (blk hrs/day)	11.0	10.1	-8.3%
Operating fleet at period-end	96	102	6.3%

NM = Not Meaningful

Horizon Air Financial and Statistical Data

	Three Months Ended March 31

	Restated	Restated	%
	2001	2002	Change

Financial Data (in millions):
Operating Revenues:
Passenger	$98.2	$86.3		-12.1%
Freight and mail	2.3	1.2		-47.8%
Other - net	1.5	5.7		280.0%

Total Operating Revenues	102.0	93.2		-8.6%

Operating Expenses:
Wages and benefits	36.7	37.3		1.6%
Contracted services	3.7	3.9		5.4%
Aircraft fuel	15.7	9.5		-39.5%
Aircraft maintenance	18.2	7.6		-58.2%
Aircraft rent	11.0	14.8		34.5%
Food and beverage service	0.8	0.4		-50.0%
Commissions	2.9	2.3		-20.7%
Other selling expenses	5.8	5.3		-8.6%
Depreciation and amortization	6.4	3.9		-39.1%
Gain on sale of assets	(0.1)	(0.6)	NM
Landing fees and other rentals	6.9	6.4		-7.2%
Other	9.9	12.7		28.3%

Total Operating Expenses	117.9	103.5		-12.2%

Operating Loss	(15.9)	(10.3)		-35.2%

Interest expense	(1.1)	(0.5)
Interest capitalized	1.1	0.2
Other - net	(0.4)	0.4

	(0.4)	0.1

Loss Before Income Tax before Accounting Change	$(16.3)	$(10.2)		-37.4%

Operating Statistics:
Revenue passengers (000)	1,177	1,095		-7.0%
RPMs (000,000)	336	329		-2.0%
ASMs (000,000)	543	531		-2.2%
Passenger load factor	61.8%	62.0%	0.2	pts
Breakeven load factor	72.8%	70.4%	(2.5	)pts
Yield per passenger mile	29.25 ¢	26.22 ¢		-10.4%
Operating revenue per ASM	18.78 ¢	17.55 ¢		-6.5%
Operating expenses per ASM	21.70 ¢	19.49 ¢		-10.2%
Expense per ASM excluding fuel	18.81 ¢	17.70 ¢		-5.9%
Fuel cost per gallon	100.1 ¢	77.2 ¢		-22.9%
Fuel gallons (000,000)	15.6	12.3		-21.2%
Average number of employees	3,923	3,452		-12.0%
Aircraft utilization (blk hrs/day)	8.1	7.1		-12.6%
Operating fleet at period-end	63	62		-1.6%

NM = Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as “will”, “should”, “the Company believes”, “we expect” or any other language indicating a prediction of future events, including without limitation statements relating to the Company’s expectations regarding financing new aircraft commitments. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, please see Item 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

     As discussed in Note 2 to the consolidated financial statements, in 2002 the Company restated its consolidated financial statements for the year ended December 31, 2001 and the interim periods within that year. The Company also restated its consolidated financial statements for the three months ended March 31, 2002. The accompanying management’s discussion and analysis gives effect to the restatement.

Results of Operations
First Quarter 2002 Compared with First Quarter 2001

     The consolidated loss before accounting change for the first quarter of 2002 was $33.7 million, or $1.27 per share, compared with a loss of $35.7 million, or $1.35 per share, in 2001. The 2002 net loss of $85.1 million includes the write-off of all of the Company’s goodwill ($51.4 million) in accordance with SFAS No. 142 (see Note 1 to the consolidated financial statements). The consolidated operating loss for the first quarter of 2002 was $49.6 million compared with an operating loss of $54.0 million for 2001. Financial and statistical data for Alaska and Horizon is shown on pages 12 and 13, respectively. A discussion of this data follows.

Alaska Airlines Revenues

     Capacity was down 4.9% in January but increased 3.1% in February and 4.5% in March. For the quarter, capacity increased 0.9% due to our service to new markets (Seattle to Washington D.C., Los Angeles to Cancun and Los Angeles to Calgary), partially offset by reduced service in existing markets, especially the Pacific Northwest to Southern California and Northern California. Traffic grew by 2.8%, and our passenger load factor increased 1.3 percentage points. The Canada and Mexico markets experienced the largest increases in load factor. Passenger yields were down 5.0% due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks, and fare sales offered to stimulate demand. Yields were down in virtually all major markets, with Mexico and Canada showing the largest decreases. The lower yield combined with the higher load factor resulted in a 2.4% decrease in revenue per available seat mile (ASM). The higher traffic combined with the lower yield resulted in a 2.3% decrease in passenger revenue.

     Freight and mail revenues decreased 13.1% due to lower freight and mail volumes as a result of decreased business activity and increased security restrictions. Other-net revenues increased 27.4%, largely due to increased revenue from the sale of miles in Alaska’s frequent flyer program.

Alaska Airlines Expenses

     For the quarter, total operating expenses were flat compared to 2001. Fuel expense decreased by $18.8 million, which was offset by increases in other expense categories, primarily wages and benefits. Cost per ASM decreased by 2.0%. Cost per ASM excluding fuel increased by 2.7%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 7.1% due to a 11.3% increase in average wages and benefits per employee combined with a 3.8% decrease in the number of employees. Average wages and benefits per employee increased due to a pilot pay increase that was effective in June 2001, longevity increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Contracted services increased 16.0% primarily due to increased airport security screening costs.

•	Fuel expense decreased 25.4% due to a 24.3% decrease in the cost per gallon of fuel and a 1.6% decrease in gallons consumed. The fuel consumption rate decreased 0.7% due to the use of more fuel-efficient B737-700 and B737-900 aircraft. The lower fuel prices saved $17.7 million.

•	Maintenance expense increased 3.2%, largely due to increased airframe overhaul expenses. A total of 11 “C” checks (annual airframe inspections) were performed at outside contractors in 2002 compared to three in 2001.

•	Commission expense decreased 10.7%, exceeding the 2.3% decrease in passenger revenue, due to a commission cap we instituted in November 2001 and the continuing shift to direct sales channels. In 2002, 58.5% of Air Group ticket sales were made through travel agents, versus 61.6% in 2001. In 2002, 18.8% of the ticket sales were made through Alaska’s Internet web site versus 14.9% in 2001.

•	Depreciation and amortization increased 19.5%, primarily because we owned seven more aircraft in 2002.

•	Landing fees and other rentals increased 9.8%, primarily due to higher rates. The 2002 results include a $2.2 million credit from adjusting a December 2001 accrual due to a year-end airport assessment coming in lower than expected. Absent this credit, landing fees and other rentals increased 20.0%. The higher rates are attributable to airport construction projects and the effects of increased security and other costs resulting from the events of September 11.

•	Other expense decreased 4.5%, as lower supplies, property tax, passenger remuneration, personnel and legal costs offset higher expenditures for insurance.

Horizon Air Revenues

     Capacity was down 7.8% in January, increased 2.5% in February and decreased 1.0% in March. For the quarter, capacity decreased 2.2% due to lower customer demand, especially in the shorthaul markets. Approximately 4% of first quarter capacity was in new markets (San Jose to Tucson, Portland to Tucson, Sacramento to Palm Springs and Portland to Palm Springs). Passenger load factor increased 0.2 percentage points. Passenger yields were down 10.4% due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks, and fare sales offered to stimulate demand. The lower traffic combined with the lower yield resulted in a 12.1% decrease in passenger revenue.

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

Horizon Air Expenses

     Operating expenses decreased by $14.4 million, or 12.2%, primarily due to a decrease in maintenance and fuel expenses. Horizon’s transition to its new fleet, as well as decreases in fuel prices, contributed to the decrease in these expenses. Cost per ASM decreased by 10.2%. Cost per ASM excluding fuel decreased by 5.9%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 1.6% due to a 15.5% increase in average wages and benefits per employee, offset by a 12.0% reduction in the number of employees. Employee reductions were in line with a 12.6% reduction in block hours. Average wages and benefits per employee increased due to a pilot pay increase that was effective in September 2001, longevity increases for union employees, annual merit raises for management employees, and higher health insurance costs for all employees.

•	Fuel expense decreased 39.5% due to a 22.9% decrease in the cost per gallon of fuel and a 21.2% decrease in gallons consumed. The fuel consumption rate decreased 8.3% due to the use of more fuel-efficient Dash 8-400 and CRJ 700 aircraft. The Company shifted flying to larger aircraft in 2002 which also contributed to this decrease. Fuel cost per ASM was 1.8¢ in 2002, compared to 2.9¢ in 2001.

•	Aircraft maintenance expense decreased 58.2% due to a 12.6% decrease in aircraft block hours, the greater use of new aircraft in 2002, and higher expenses in 2001 related to the phasing out of the Fokker F-28 jet aircraft.

•	Aircraft rent increased 34.5% due to higher rental rates incurred on new Dash 8-400 and CRJ 700 aircraft commencing in mid-2001 through early 2002.

•	Depreciation and amortization expense decreased 39.1%, primarily due to the phasing out of the Fokker F-28 jet aircraft in 2001.

•	Landing fees and other rentals decreased 7.2%, as higher rates (resulting primarily from new security directives) were offset by a 13.5% reduction in landings. The 2002 results include a $0.9 million credit from adjusting a December 2001 accrual due to a year-end airport assessment coming in lower than expected. Absent this credit, landing fees and other rentals increased 5.8%.

•	Other expense increased 28.3%, primarily due to higher expenditures for insurance, partly offset by lower supplies and passenger remuneration costs.

Consolidated Nonoperating Income (Expense)

     Net nonoperating items were $2.8 million expense in 2002 compared to $1.6 million expense in 2001. Interest income decreased $2.8 million due to lower interest rates, while interest expense (net of capitalized interest) was up $3.8 million due to new debt incurred in the past year and much lower levels of capitalization. Other-net includes $2.2 million in gains resulting from hedge ineffectiveness on fuel hedging contracts in 2002, a $1.4 million insurance recovery and a $0.9 million gain on conversion of Equant N.V. shares (a telecommunications network company owned by many airlines).

Consolidated Income Tax Benefit

     Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of air fares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 35.7% tax rate for the first quarter of 2002, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and our forecast of pretax income for the full year. We evaluate this rate each quarter and make adjustments if necessary.

Critical Accounting Policies

     For more information on the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001. In 2002, the Company revised its accounting practices with respect to aircraft lease return costs. This change is more fully described in Note 2 to the consolidated financial statements.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	Restated	Restated
	December 31, 2001	March 31, 2002	Change

	(In millions, except debt-to-capital amounts)
Cash and marketable securities	$660.6	$618.1	$(42.5)
Working capital	167.0	178.3	11.3
Long-term debt and capital lease obligations	852.2	839.8	(12.4)
Shareholders’ equity	851.3	776.9	(74.4)
Book value per common share	$32.09	$29.27	$(2.82)
Debt-to-capital	50%:50%	52%:48%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	72%:28%	73%:27%	NA

     The Company’s cash and marketable securities portfolio decreased $42.5 million during the first three months of 2002. $49.4 million of the decrease is attributable to payments for transportation taxes related to the fourth quarter of 2001 which we were allowed to defer until this quarter under the Air Transportation Safety and System Stabilization Act, and $35.5 million is for the incremental portion of lease payments on Horizon’s new aircraft. Cash was also used for $27.4 million of capital expenditures, including the purchase of spare parts and airframe and engine overhauls. These decreases were partially offset by $21.9 million of flight equipment deposits that were returned by the Company’s aircraft manufacturers.

     Shareholders’ equity decreased $74.4 million primarily due to the net loss of $85.1 million.

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

     The Company has a purchase commitment that may trigger a liability under certain events of default. The Company previously recognized a portion of the commitment, which was funded by a third party as a liability, and related aircraft purchase deposits on its balance sheet. Since the executory contract for the purchase commitment is not an obligation of the Company until the aircraft is delivered, this commitment is now disclosed as a purchase commitment and not included in long-term debt or deposits for future flight equipment. See Note 2 to the consolidated financial statements.

New Accounting Standards - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this Statement, the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase in net income of $0.5 million for the three months ended March 31, 2002. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $51.4 million of goodwill. The test was performed using Alaska and Horizon as separate reporting units. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $51.4 million ($12.5 million Alaska and $38.9 million Horizon) to write-off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the Consolidated Statements of Operations for the three months ended March 31, 2002.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this Statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

     The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company accounts for its fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.). At March 31, 2002, the Company had hedge agreements in place to hedge approximately 40% of its 2002 and 35% of its 2003 expected jet fuel requirements. Under SFAS No. 133, all changes in fair value that are considered to be effective are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed. The fair value of the Company’s hedge instruments at March 31, 2002 was a net asset of approximately $9.7 million, which is recorded in prepaid expenses and other assets in the consolidated balance sheet as of March 31, 2002.

     During the three months ended March 31, 2002, the Company recognized approximately $.6 million in realized hedging losses which are reflected in aircraft fuel in the consolidated statements of operations. During the three months ended March 31, 2002, the Company recorded $2.2 million in income related to the ineffectiveness of the Company’s hedges. These amounts are recorded as non-operating income (expense) in other-net in the consolidated statement of operations.

     As of March 31, 2002, the Company had unrealized gains of $11.4 million (net of taxes of $6.8 million). This amount is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheet as of March 31, 2002.

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

(a)  Exhibit 10 – Employment agreement between Alaska Airlines, Inc. and George D. Bagley

(b)  On January 4, 2002, February 15, 2002, March 11, 2002, April 3, 2002 and April 12, 2002 reports on Form 8-K were filed discussing estimated financial results under regulation FD disclosure.

(c)  Exhibit 99.1- Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(d) Exhibit 99.2- Certification of Chief Financial Officer Pursuant to 18.U.S.C. Section 1350

Signatures

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     ALASKA AIR GROUP, INC.

Registrant

Date: March 10, 2003

/s/ Terri K. Maupin

Terri K. Maupin
Staff Vice President/Finance and Controller

/s/ Bradley D. Tilden

Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

CERTIFICATIONS

I, John F. Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A for the period ending March 31, 2002 of Alaska Air Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

March 10, 2003	By	/s/ John F. Kelly John F. Kelly Chief Executive Officer

I, Bradley D. Tilden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A for the period ending March 31, 2002 of Alaska Air Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

March 10, 2003	By	/s/Bradley D. Tilden Bradley D. Tilden Chief Financial Officer