Form 10-Q/A
period 2002-06-30
ALASKA AIR GROUP INC
filed 2003-03-12
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 2)

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

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact to previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the Company’s previously issued consolidated financial statements for the years ended December 31, 1999, 2000, and 2001, including the interim periods within those years, and for the three and six months ended June 30, 2002, have been restated.

This amendment to the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2002 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement and to make non-substantive revisions to the notes to the consolidated financial statements. For additional information regarding the restatement, see Note 2 to the Consolidated Financial Statements.

PART I. FINANCIAL STATEMENTS

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS
	Restated	Restated
	December 31,	June 30,
(In Millions)	2001	2002

Current Assets
Cash and cash equivalents	$490.8	$270.4
Marketable securities	169.8	434.9
Receivables - net	83.8	100.1
Inventories and supplies - net	70.2	70.8
Prepaid expenses and other assets	104.4	134.4

Total Current Assets	919.0	1,010.6

Property and Equipment
Flight equipment	2,003.6	2,008.0
Other property and equipment	403.8	423.5
Deposits for future flight equipment	112.4	87.8

	2,519.8	2,519.3
Less accumulated depreciation and amortization	698.3	757.1

Total Property and Equipment - Net	1,821.5	1,762.2

Intangible Assets	51.4	—

Other Assets	158.6	172.7

Total Assets	$2,950.5	$2,945.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY
	Restated	Restated
	December 31,	June 30,
(In Millions Except Share Amounts)	2001	2002

Current Liabilities
Accounts payable	$124.6	$130.0
Accrued aircraft rent	80.3	69.7
Accrued wages, vacation and payroll taxes	77.8	85.1
Other accrued liabilities	209.0	197.9
Air traffic liability	217.1	284.7
Current portion of long-term debt and capital lease obligations	43.2	45.7

Total Current Liabilities	752.0	813.1

Long-Term Debt and Capital Lease Obligations	852.2	852.1

Other Liabilities and Credits
Deferred income taxes	173.4	165.8
Deferred revenue	204.3	218.6
Other liabilities	117.3	123.7

	495.0	508.1

Shareholders’ Equity
Common stock, $1 par value Authorized: 100,000,000 shares Issued: 2001 - 29,268,869 shares 2002 - 29,285,569 shares	29.3	29.3
Capital in excess of par value	482.6	482.9
Treasury stock, at cost: 2001 - 2,740,501 shares 2002 - 2,736,408 shares	(62.5)	(62.5)
Accumulated other comprehensive income (loss)	(2.5)	6.1
Retained earnings	404.4	316.4

	851.3	772.2

Total Liabilities and Shareholders’ Equity	$2,950.5	$2,945.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Three Months Ended June 30	Restated	Restated
(In Millions Except Per Share Amounts)	2001	2002

Operating Revenues
Passenger	$533.6	$525.4
Freight and mail	24.0	21.2
Other - net	25.2	29.1

Total Operating Revenues	582.8	575.7

Operating Expenses
Wages and benefits	194.0	211.8
Contracted services	21.9	22.4
Aircraft fuel	89.8	75.2
Aircraft maintenance	47.3	42.3
Aircraft rent	46.3	46.8
Food and beverage service	15.4	17.0
Commissions	16.3	11.5
Other selling expenses	32.8	33.5
Depreciation and amortization	32.2	34.0
Loss on sale of assets	0.4	0.1
Landing fees and other rentals	30.4	36.0
Other	47.0	50.1

Total Operating Expenses	573.8	580.7

Operating Income (Loss)	9.0	(5.0)

Nonoperating Income (Expense)
Interest income	4.8	5.7
Interest expense	(10.6)	(11.6)
Interest capitalized	2.9	0.6
U.S. government compensation	—	0.1
Other - net	0.4	6.4

	(2.5)	1.2

Income (loss) before income tax	6.5	(3.8)
Income tax expense (benefit)	3.0	(0.9)

Net Income (Loss)	$3.5	$(2.9)

Basic Earnings (Loss) Per Share	$0.13	$(0.11)

Diluted Earnings (Loss) Per Share	$0.13	$(0.11)

Shares used for computation:
Basic	26.481	26.548
Diluted	26.526	26.548

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Six Months Ended June 30	Restated	Restated
(In Millions Except Per Share Amounts)	2001	2002

Operating Revenues
Passenger	$1,011.1	$981.3
Freight and mail	44.6	38.3
Other - net	43.5	56.2

Total Operating Revenues	1,099.2	1,075.8

Operating Expenses
Wages and benefits	385.5	414.7
Contracted services	43.7	47.1
Aircraft fuel	179.5	139.9
Aircraft maintenance	100.0	85.5
Aircraft rent	92.5	93.3
Food and beverage service	29.4	31.3
Commissions	31.7	23.9
Other selling expenses	64.6	63.7
Depreciation and amortization	62.6	66.3
Loss (gain) on sale of assets	1.2	(0.5)
Landing fees and other rentals	58.4	65.8
Other	95.1	99.4

Total Operating Expenses	1,144.2	1,130.4

Operating Loss	(45.0)	(54.6)

Nonoperating Income (Expense)
Interest income	12.0	10.1
Interest expense	(22.7)	(23.5)
Interest capitalized	7.1	0.8
U.S. government compensation	—	0.1
Other - net	(0.5)	10.9

	(4.1)	(1.6)

Loss before income tax and accounting change	(49.1)	(56.2)
Income tax benefit	(16.9)	(19.6)

Loss before accounting change	(32.2)	(36.6)
Cumulative effect of accounting change	—	(51.4)

Net Loss	$(32.2)	$(88.0)

Basic and Diluted Loss Per Share:
Loss before accounting change	$(1.22)	$(1.38)
Cumulative effect of accounting change	—	(1.94)

Net Loss Per Share	$(1.22)	$(3.32)

Shares used for computation:
Basic	26.476	26.540
Diluted	26.476	26.540

See accompanying notes to consolidated financial statements.

RESTATED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	Income (Loss)	Earnings	Total

Balances at December 31, 2001:
As previously reported	26.528	$29.3	$482.5	$(62.6)	$(3.9)	$375.0	$820.3
Prior period adjustment (see Note 2)			0.1	0.1	1.4	29.4	31.0

As restated	26.528	$29.3	$482.6	$(62.5)	$(2.5)	$404.4	$851.3

Net loss for the six months ended June 30, 2002						(88.0)	(88.0)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					(1.0)
Reclassification to earnings					0.7
Income tax effect					0.1

					(0.2)		(0.2)

Related to fuel hedges:
Change in fair value					22.4
Reclassification to earnings					(8.5)
Income tax effect					(5.1)

					8.8		8.8

Total comprehensive loss							(79.4)
Treasury stock sales	0.005						0.0
Stock issued under stock plans	0.016		0.3				0.3

Balances at June 30, 2002	26.549	$29.3	$482.9	$(62.5)	$6.1	$316.4	$772.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

	Restated	Restated
Six Months Ended June 30 (In Millions)	2001	2002

Cash flows from operating activities:
Net loss	$(32.2)	$(88.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	51.4
Depreciation and amortization	62.6	66.3
Amortization of airframe and engine overhauls	36.9	31.0
Changes in derivative fair values	2.9	(8.5)
Loss (gain) on disposition of assets	1.2	(0.5)
Decrease in deferred income taxes	(2.4)	(12.5)
Increase in accounts receivable - net	(33.6)	(16.3)
Decrease (increase) in other current assets	1.5	(22.0)
Increase in air traffic liability	87.5	67.6
Increase (decrease) in other current liabilities	11.6	(4.4)
(Decrease) increase in deferred revenue and other-net	(9.8)	17.5

Net cash provided by operating activities	126.2	81.6

Cash flows from investing activities:
Proceeds from disposition of assets	0.2	2.3
Purchases of marketable securities	(243.8)	(358.5)
Sales and maturities of marketable securities	265.0	93.0
Property and equipment additions:
Aircraft purchase deposits	(27.0)	(15.8)
Capitalized overhauls	(29.1)	(31.7)
Aircraft	(220.9)	(1.0)
Other flight equipment	(36.9)	(9.9)
Other property	(20.4)	(19.9)
Aircraft deposits returned	32.4	39.1
Restricted deposits and other	(0.5)	(6.6)

Net cash used in investing activities	(281.0)	(309.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	136.5	25.5
Long-term debt and capital lease payments	(47.7)	(18.8)
Proceeds from issuance of common stock	0.6	0.3

Net cash provided by financing activities	89.4	7.0

Net change in cash and cash equivalents	(65.4)	(220.4)
Cash and cash equivalents at beginning of period	101.4	490.8

Cash and cash equivalents at end of period	$36.0	$270.4

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$22.7	$23.6
Income taxes	(0.1)	(20.8)
Noncash investing and financing activities	None	None

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

     These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and they require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates include assumptions used to record liabilities, expenses and revenue associated with the Company’s Mileage Plan, estimated useful lives of property and equipment and the amounts of certain accrued liabilities. Actual results may differ from these estimates.

     As further discussed in Note 2, in 2002, the Company restated its consolidated financial statements for the year ended December 31, 2001, and for all quarterly periods during the year ended December 31, 2001. The Company also restated its consolidated financial statements for the three and six months ended June 30, 2002.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this Statement the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $1.0 million for the six months ended June 30, 2002. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $51.4 million of goodwill. The test was performed using Alaska and Horizon as separate reporting units. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $51.4 million ($12.5 million for Alaska and $38.9 million for Horizon) to write off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the Consolidated Statement of Operations for the six months ended June 30, 2002.

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-

Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Adoption of this Statement, in the fiscal year beginning January 1, 2002, did not have a material impact on the Company’s consolidated financial statements.

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

Note 2. Restatement of Quarterly Financial Statements

     During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact to previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with GAAP, the Company’s previously issued consolidated financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years, and for the three and six months ended June 30, 2002, have been restated. Significant changes are more fully described below.

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

In the Company’s filing of its Form 10-Q for the quarterly period ended June 30, 2002, the Company previously restated its financial statements for the three and six months ended June 30, 2001 and as of December 31, 2001. Subsequently, the Company identified other corrections and certain reclassifications, which have been restated in this filing. Amounts shown “as previously reported” for June 30, 2001 and December 31, 2001 in the accompanying tables reflect the Company’s original reporting of its financial statements as of and for the respective periods.

The effects of the restatement for the three months and six months ended June 30, 2001 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2001		June 30, 2001

	As Previously		As Previously
	Reported	Restated	Reported	Restated

	(in millions, except per share amounts)
Total Operating Revenues	$579.3	$582.8	$1,095.3	$1,099.2
Total Operating Expenses	$568.0	$573.8	$1,133.5	$1,144.2
Operating Income (Loss)	$11.3	$9.0	$(38.2)	$(45.0)
Net Income (Loss)	$4.7	$3.5	$(28.4)	$(32.2)
Basic and Diluted Earnings (Loss) per Share	$0.18	$0.13	$(1.07)	$(1.22)

The effects of the restatement for the three months and six months ended June 30, 2002 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002

	As Previously		As Previously
	Reported	Restated	Reported	Restated

	(in millions, except per share amounts)
Total Operating Revenues	$574.1	$575.7	$1,071.0	$1,075.8
Total Operating Expenses	$580.9	$580.7	$1,128.9	$1,130.4
Operating Loss	$(6.8)	$(5.0)	$(57.9)	$(54.6)
Net Loss Before Accounting Change	$(4.5)	$(2.9)	$(38.6)	$(36.6)
Net Loss	$(4.5)	$(2.9)	$(38.6)	$(88.0)
Basic and Diluted Loss Per Share Before Accounting Change	$(0.17)	$(0.11)	$(1.45)	$(1.38)
Basic and Diluted Loss Per Share	$(0.17)	$(0.11)	$(1.45)	$(3.32)

The effects of the restatement on selected balance sheet items are as follows:

	December 31, 2001		June 30, 2002

	As Previously		As Previously
	Reported	Restated	Reported	Restated

		(in millions)
Current Assets	$900.4	$919.0	$1,013.0	$1,010.6
Property and Equipment-Net	$1,825.0	$1,821.5	$1,754.3	$1,762.2
Current Liabilities	$756.2	$752.0	$817.1	$813.1
Long-Term Debt	$863.3	$852.2	$852.1	$852.1
Shareholders’ Equity	$820.3	$851.3	$820.5	$772.2	*

*Includes $51.4 million cumulative effect of the accounting change in connection with the impairment of goodwill upon the adoption of SFAS No. 142.

Note 3. Frequent Flyer Program

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions.

	Restated December 31, 2001	Restated June 30, 2002

	(In millions)
Current Liabilities:
Other accrued liabilities	$65.7	$76.8
Other Liabilities and Credits:
Deferred revenue	150.7	166.5
Other liabilities	31.9	32.6

Total	$248.3	$275.9

Note 4. Other Assets

At December 31, 2001 and June 30, 2002, other assets included prepaid pension cost of $98.4 million and $101.4 million, respectively.

Note 5. Earnings per Share

Earnings per share (EPS) calculations were as follows (in millions except per share amounts). Stock options excluded from the calculation of diluted EPS for the three and six month periods because they are antidilutive, represented 2.0 million and 3.2 million shares, respectively, in 2001 and 2002.

	Three Months Ended June 30		Six Months Ended June 30

	Restated 2001	Restated 2002	Restated 2001	Restated 2002

Basic
Income (loss) before accounting change	$3.5	$(2.9)	$(32.2)	$(36.6)
Average shares outstanding	26.481	26.548	26.476	26.540

Earnings (loss) per share before accounting change	$0.13	$(0.11)	$(1.22)	$(1.38)

Diluted
Income (loss) before accounting change	$3.5	$(2.9)	$(32.2)	$(36.6)
Average shares outstanding	26.481	26.548	26.476	26.540
Assumed exercise of stock options	.045	—	—	—

Diluted EPS shares	26.526	26.548	26.476	26.540

Earnings (loss) per share before accounting change	$0.13	$(0.11)	$(1.22)	$(1.38)

Note 6. Operating Segment Information

Operating segment information for Alaska and Horizon was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30

	Restated 2001	Restated 2002	Restated 2001	Restated 2002

Operating revenues:
Alaska	$474.7	$478.7	$893.3	$890.9
Horizon	113.9	103.1	215.9	196.3
Elimination of intercompany revenues	(5.8)	(6.1)	(10.0)	(11.4)

Consolidated	$582.8	$575.7	$1,099.2	$1,075.8

Income (loss) before income tax and accounting change:
Alaska	$8.1	$(0.1)	$(30.6)	$(41.8)
Horizon	(0.8)	(2.8)	(17.1)	(13.0)
Other	(0.8)	(0.9)	(1.4)	(1.4)

Consolidated	$6.5	$(3.8)	$(49.1)	$(56.2)

	Restated	Restated
	June 30,	June 30,
	2001	2002

Total assets at end of period:
Alaska	$2,471.3	$2,801.9
Horizon	260.0	220.3
Other	875.7	795.4
Elimination of intercompany accounts	(926.9)	(872.1)

Consolidated	$2,680.1	$2,945.5

Note 7. U.S. Government Compensation

          In September 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act to compensate the airlines for direct and incremental losses as a result of the September 11th terrorist attacks. In the second quarter of 2002, Alaska and Horizon each submitted final applications to the Department of Transportation (DOT) based on each company’s losses. During the third quarter of 2002, the DOT completed its review procedures and remitted final compensation payments to Alaska and Horizon of $0.2 million and $0.2 million, respectively.

Alaska Airlines Financial and Statistical Data

	Three Months Ended June 30						Six Months Ended June 30

	Restated		Restated		%		Restated	Restated	%
Financial Data (in millions):	2001		2002		Change		2001	2002	Change

Operating Revenues:
Passenger	$434.1		$433.6		-0.1%		$816.9	$807.6	-1.1%
Freight and mail	21.4		20.0		-6.5%		39.7	35.9	-9.6%
Other - net	19.2		25.1		30.7%		36.7	47.4	29.2%

Total Operating Revenues	474.7		478.7		0.8%		893.3	890.9	-0.3%

Operating Expenses:
Wages and benefits	157.5		174.5		10.8%		312.2	340.2	9.0%
Contracted services	19.2		19.4		1.0%		38.0	41.2	8.4%
Aircraft fuel	74.1		64.2		-13.4%		148.1	119.4	-19.4%
Aircraft maintenance	32.6		36.1		10.7%		67.1	71.7	6.9%
Aircraft rent	35.0		31.8		-9.1%		70.3	63.6	-9.5%
Food and beverage service	14.7		16.2		10.2%		27.9	30.1	7.9%
Commissions	18.2		14.2		-22.0%		34.1	28.4	-16.7%
Other selling expenses	26.6		27.8		4.5%		52.6	52.7	0.2%
Depreciation and amortization	25.2		28.5		13.1%		48.8	56.7	16.2%
Loss on sale of assets	0.3		0.2		NM		1.2	0.2	NM
Landing fees and other rentals	23.4		28.5		21.8%		44.8	52.1	16.3%
Other	37.7		37.5		-0.5%		75.7	73.8	-2.5%

Total Operating Expenses	464.5		478.9		3.1%		920.8	930.1	1.0%

Operating Income (Loss)	10.2		(0.2)		NM		(27.5)	(39.2)	42.5%

Interest income	6.0		6.1				14.5	11.1
Interest expense	(10.6)		(11.6)				(22.7)	(23.5)
Interest capitalized	1.9		0.4				5.0	0.5
U.S. government compensation	0.0		0.1				0.0	0.1
Other - net	0.6		5.1				0.1	9.2

	(2.1)		0.1				(3.1)	(2.6)

Income (Loss) Before Income Tax and Accounting Change	$8.1		$(0.1)		NM		$(30.6)	$(41.8)	36.6%

Operating Statistics:
Revenue passengers (000)	3,698		3,616		-2.2%		6,896	6,809	-1.3%
RPMs (000,000)	3,290		3,372		2.5%		6,185	6,349	2.7%
ASMs (000,000)	4,683		4,929		5.2%		9,111	9,396	3.1%
Passenger load factor	70.3%		68.4%		(1.9	)pts	67.9%	67.6%	(0.3	)pts
Breakeven load factor	69.8%		69.5%		(0.3	)pts	71.9%	72.5%	0.6	pts
Yield per passenger mile	13.19	¢	12.86	¢	-2.5%		13.21 ¢	12.72 ¢	-3.7%
Operating revenue per ASM	10.14	¢	9.71	¢	-4.2%		9.80 ¢	9.48 ¢	-3.3%
Operating expenses per ASM	9.92	¢	9.72	¢	-2.0%		10.11 ¢	9.90 ¢	-2.1%
Expense per ASM excluding fuel	8.34	¢	8.41	¢	0.9%		8.48 ¢	8.63 ¢	1.7%
Fuel cost per gallon	92.3	¢	78.0	¢	-15.5%		94.6 ¢	75.9 ¢	-19.8%
Fuel gallons (000,000)	80.3		82.3		2.5%		156.5	157.3	0.5%
Average number of employees	10,201		10,222		0.2%		10,202	10,019	-1.8%
Aircraft utilization (blk hrs/day)	11.1		10.8		-2.5%		11.0	10.4	-5.5%
Operating fleet at period-end	100		102		2.0%		100	102	2.0%

NM = Not Meaningful

Note: Certain reclassifications have been made to the June 30, 2001 restated statements of operations to conform to the June 30, 2002 presentation.

Horizon Air Financial and Statistical Data

	Three Months Ended June 30				Six Months Ended June 30

	Restated	Restated	%		Restated	Restated	%
Financial Data (in millions):	2001	2002	Change		2001	2002	Change

Operating Revenues:
Passenger	$104.4	$96.4	-7.7%		$202.6	$182.7	-9.8%
Freight and mail	2.6	1.2	-53.8%		4.9	2.4	-51.0%
Other - net	6.9	5.5	-20.3%		8.4	11.2	33.3%

Total Operating Revenues	113.9	103.1	-9.5%		215.9	196.3	-9.1%

Operating Expenses:
Wages and benefits	36.6	37.2	1.6%		73.3	74.5	1.6%
Contracted services	3.4	4.2	23.5%		7.1	8.1	14.1%
Aircraft fuel	15.7	11.0	-29.9%		31.4	20.5	-34.7%
Aircraft maintenance	14.7	6.2	-57.8%		32.9	13.8	-58.1%
Aircraft rent	11.3	14.9	31.9%		22.3	29.7	33.2%
Food and beverage service	0.7	0.8	14.3%		1.5	1.2	-20.0%
Commissions	3.1	2.1	-32.3%		6.0	4.4	-26.7%
Other selling expenses	6.2	5.7	-8.1%		12.0	11.0	-8.3%
Depreciation and amortization	6.7	5.1	-23.9%		13.1	9.0	-31.3%
Loss (gain) on sale of assets	0.1	(0.1)	NM		0.0	(0.7)	NM
Landing fees and other rentals	7.3	7.8	6.8%		14.2	14.2	0.0%
Other	8.7	12.3	41.4%		18.6	25.0	34.4%

Total Operating Expenses	114.5	107.2	-6.4%		232.4	210.7	-9.3%

Operating Loss	(0.6)	(4.1)	NM		(16.5)	(14.4)	-12.7%

Interest income	0.0	0.4			0.0	0.4
Interest expense	(1.0)	(0.5)			(2.1)	(1.0)
Interest capitalized	1.0	0.1			2.1	0.3
Other - net	(0.2)	1.3			(0.6)	1.7

	(0.2)	1.3			(0.6)	1.4

Loss Before Income Tax and Accounting Change	$(0.8)	$(2.8)	NM		$(17.1)	$(13.0)	-24.0%

Operating Statistics:
Revenue passengers (000)	1,250	1,192	-4.6%		2,427	2,287	-5.8%
RPMs (000,000)	358	374	4.6%		693	703	1.4%
ASMs (000,000)	575	607	5.5%		1,119	1,138	1.7%
Passenger load factor	62.2%	61.7%	(0.5	)pts	62.0%	61.8%	(0.2	)pts
Breakeven load factor	62.7%	63.9%	1.2	pts	67.5%	67.0%	(0.5	)pts
Yield per passenger mile	29.19 ¢	25.76 ¢	-11.7%		29.24 ¢	25.99 ¢	-11.1%
Operating revenue per ASM	19.80 ¢	16.99 ¢	-14.2%		19.29 ¢	17.25 ¢	-10.6%
Operating expenses per ASM	19.90 ¢	17.66 ¢	-11.2%		20.77 ¢	18.51 ¢	-10.9%
Expense per ASM excluding fuel	17.17 ¢	15.85 ¢	-7.7%		17.96 ¢	16.71 ¢	-7.0%
Fuel cost per gallon	98.4 ¢	80.8 ¢	-17.9%		99.2 ¢	79.1 ¢	-20.3%
Fuel gallons (000,000)	16.0	13.6	-15.0%		31.6	25.9	-18.0%
Average number of employees	3,786	3,417	-9.7%		3,855	3,435	-10.9%
Aircraft utilization (blk hrs/day)	8.1	7.5	-6.6%		8.1	7.3	-9.9%
Operating fleet at period-end	63	62	-1.6%		63	62	-1.6%

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

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company restated its consolidated financial statements for the year ended December 31, 2001 and the interim periods within that year. The Company also restated its consolidated financial statements for the three and six months ended June 30, 2002. The accompanying management’s discussion and analysis gives effect to the restatement.

Results of Operations

Second Quarter 2002 Compared with Second Quarter 2001
Our consolidated net loss for the second quarter of 2002 was $2.9 million, or $0.11 per share, compared with net income of $3.5 million, or $0.13 per share, in 2001. Our consolidated operating loss for the second quarter of 2002 was $5.0 million compared with operating income of $9.0 million for 2001. Financial and statistical data for Alaska and Horizon is shown on pages 13 and 14. A discussion of this data follows.

Alaska Airlines

Our capacity increased 5.2% due to our service to new markets (Seattle to Washington D.C., Boston and Denver; Los Angeles to Cancun and Calgary), partially offset by reduced service in existing markets, especially the Pacific Northwest to Southern California and the Pacific Northwest to Northern California. Traffic grew by 2.5%, and our passenger load factor decreased 1.9 percentage points. The new Washington D.C., Boston and Denver markets experienced load factors exceeding the system average. Virtually all other markets experienced reductions in load factor. Passenger yields were down 2.5% due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks and the slowing economy, and fare sales offered to stimulate demand. Yields were down in all major markets except the Pacific Northwest to Southern California market. The lower yield combined with the lower load factor resulted in a 4.2% decrease in revenue per available seat mile (ASM). The higher traffic combined with the lower yield resulted in a 0.1% decrease in passenger revenue.

Freight and mail revenues decreased 6.5% primarily due to lower freight volumes attributable to increased security restrictions. Other-net revenues increased 30.7%, due to increased revenue related to the sale of miles in Alaska’s frequent flyer program, new security fee reimbursement revenue and higher essential air service subsidy rates.

Total operating expenses increased 3.1% compared to 2001, while our cost per ASM decreased by 2.0%. Our cost per ASM excluding fuel increased by .9%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 10.8% due to an 10.6% increase in average wages and benefits per employee combined with a 0.2% increase in the number of employees. Average wages and benefits per employee increased due to pilot pay increases (11% effective in June 2001 plus 5% effective in May 2002), scale and step increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Fuel expense decreased 13.4% due to a 15.5% decrease in the cost per gallon of fuel combined with a 2.5% increase in gallons consumed. The lower fuel prices saved $11.8 million.

•	Maintenance expense increased 10.7%, largely due to increased airframe overhaul expenses. A total of 10 “C” checks (annual airframe inspections) were performed at outside contractors in 2002 compared to three in 2001.

•	Aircraft rent decreased 9.1%, due to lower lease rates on several aircraft and reduced spare parts rental costs.

•	Commission expense decreased 22.0%, much more than the 0.1% decrease in passenger revenue, due to a commission cap we instituted in November 2001 and the continuing shift to direct sales channels. In 2002, 57.8% of the Company’s ticket sales were made through travel agents, versus 61.4% in 2001. In 2002, 20.4% of total ticket sales were made through Alaska’s Internet web site versus 15.9% in 2001. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. This change had no material impact on commissions expense in the second quarter of 2002, but is expected to reduce commission expense by approximately $17 million for the remainder of 2002, as compared to 2001.

•	Depreciation and amortization increased 13.1%, primarily because we owned an average of four more aircraft in 2002.

•	Landing fees and other rentals increased 21.8%, primarily due to higher rates. The higher rates are attributable to airport construction projects and the effects of increased security and other costs resulting from the events of September 11.

•	Other expense decreased .5% due to higher insurance costs, offset by lower costs for legal, personnel, professional services and uninsured losses.

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

Operating expenses decreased by $7.3 million, or 6.4%, primarily due to a decrease in maintenance and fuel expenses. Horizon’s transition to its new fleet, as well as decreases in fuel prices, contributed to the decrease in these expenses. Our cost per ASM decreased by 11.2%, while our cost per ASM excluding fuel decreased by 7.7%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 1.6% due to a 12.6% increase in average wages and benefits per employee, offset by a 9.7% reduction in the number of employees. Employee reductions were in line with a 7.9% reduction in block hours. Average wages and benefits per employee increased due to a pilot pay increase that was effective in September 2001, scale and step increases for union employees, annual merit raises for management employees, and higher health insurance costs for all employees.

•	Contracted services increased 23.5% due to increased airport security screening costs at all airports and ground handling costs at new airports served.

•	Fuel expense decreased 29.9% due to a 17.9% decrease in the cost per gallon of fuel and a 15.0% decrease in gallons consumed. The fuel consumption rate decreased 7.3% due to the use of more fuel-efficient Dash 8-400 and CRJ 700 aircraft. The lower fuel prices saved $2.4 million.

•	Aircraft maintenance expense decreased 57.8% due to a 7.9% decrease in aircraft block hours, the greater use of new aircraft in 2002, and higher expenses in 2001 related to the phasing out of the Fokker F-28 jet aircraft.

•	Aircraft rent increased 31.9% due to higher rental rates incurred on new Dash 8-400 and CRJ 700 aircraft commencing in mid-2001 through mid-2002.

•	Depreciation and amortization expense decreased 23.9%, primarily due to the phasing out of the Fokker F-28 jet aircraft in 2001.

•	Other expense increased 41.4%, primarily due to higher expenditures for insurance and property taxes, partly offset by lower legal, passenger remuneration and utility costs.

Consolidated Nonoperating Income (Expense)

Net nonoperating items were $1.2 million income in 2002 compared to $2.5 million expense in 2001. The $3.7 million change was primarily due to gains resulting from hedge ineffectiveness on fuel hedging contracts in 2002, partially offset by higher interest expense resulting from new debt incurred in the past year and lower levels of capitalization.

Six Months 2002 Compared with Six Months 2001

The consolidated loss before accounting change for the six months ended June 30, 2002 was $36.6 million, or $1.38 per share compared with a loss of $32.2 million, or $1.22 per share in 2001. The consolidated operating loss for the first six months of 2002 was $54.6 million compared with an operating loss of $45.0 million for 2001. A discussion of operating results for the two airlines follows.

Alaska Airlines

The operating loss widened by $11.7 million to $39.2 million in 2002. Capacity increased 3.1% for the first six months of 2002 compared to 2001. This increase is attributable to service to new markets which commenced in late 2001 (Seattle to Washington D.C. and Los Angeles to Cancun), the first quarter of 2002 (Los Angeles to Calgary), and in April 2002 (Seattle to Denver and Boston). The increase was partially offset by reduced service in existing markets, primarily the Pacific Northwest to Southern and Northern California markets. Traffic increased by 2.7% compared to 2001, and our passenger load factor decreased 0.3 percentage points. The new Washington D.C., Boston and Denver markets have experienced load factors which exceed the system average for the year. Passenger yields decreased 3.7% compared to 2001, due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks, the slowing economy and fare sales offered to stimulate demand. The lower yield combined with the lower load factor resulted in a 3.3% decrease in revenue per ASM. The higher traffic combined with the lower yield resulted in a 1.1% decrease in passenger revenue. Freight and mail revenue decreased 9.6% due to lower freight volumes attributable to increased security restrictions as a result of the September 11, 2001 terrorist attacks. Other-net revenues increased 29.2% primarily due to increased revenue related to the sale of miles in Alaska’s frequent flyer program.

Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 9.0% due to an 11.0% increase in average wages and benefits per employee combined with a 1.8% decrease in the number of employees. Average wages and benefits per employee increased due to pilot pay increases (11% effective in June 2001 plus 5% effective in May 2002), scale and step increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Fuel expense decreased 19.4% due to a 19.8% decrease in the cost per gallon of fuel combined with a 0.5% increase in gallons consumed. The lower fuel prices saved $29.5 million.

•	Commission expense decreased 16.7%, much more than the 1.1% decrease in passenger revenue, due to a commission cap we instituted in November 2001 and the continuing shift to direct sales channels. In 2002, 58.2% of Air Group ticket sales were made through travel agents, versus 61.5% in 2001. In 2002, 19.6% of total ticket sales were made through Alaska’s Internet web site versus 15.4% in 2001. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. This change had no material impact on commissions expense in the second quarter of 2002, but is expected to reduce commission expense by approximately $17 million for the remainder of 2002, as compared to 2001.

•	Depreciation and amortization increased 16.2%, primarily because we owned an average of five more aircraft in 2002.

•	Landing fees and other rentals increased 16.3%, primarily due to higher rates. The higher rates are attributable to airport construction projects and the effects of increased security and other costs resulting from the events of September 11.

Horizon Air

The operating loss narrowed by $2.1 million to $14.4 million in 2002. Changes in passenger and freight and mail revenues are generally due to the same reasons stated above in the second quarter comparison. Other-net revenues increased $2.8 million, primarily due to higher levels of manufacturer support received as compensation for delays in delivery of new aircraft during the first quarter of 2002. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Fuel expense decreased 34.7% due to a 20.3% decrease in the cost per gallon of fuel and an 18.0% decrease in gallons consumed. The fuel consumption rate decreased 7.8% due to the use of more fuel-efficient Dash 8-400 and CRJ 700 aircraft. The lower fuel prices saved $5.2 million.

•	Aircraft maintenance expense decreased 58.1% due to an 11.0% decrease in aircraft block hours, the greater use of new aircraft in 2002, and higher expenses in 2001 related to the phasing out of the Fokker F-28 jet aircraft.

•	Aircraft rent increased 33.2% due to higher rental rates incurred on new Dash 8-400 and CRJ 700 aircraft commencing in mid-2001 through mid-2002.

•	Other expense increased 34.4%, primarily due to higher expenditures for insurance, property taxes and legal fees, partly offset by lower passenger remuneration, supplies and communication costs.

Consolidated Nonoperating Income (Expense)

Net nonoperating items were $1.6 million expense in 2002 compared to $4.1 million expense in 2001. The $2.5 million net change was primarily as a result of gains resulting from hedge ineffectiveness on fuel hedging contracts in 2002, partially offset by lower interest income, higher interest expense resulting from new debt incurred in the past year, and lower levels of capitalization.

Consolidated Income Tax Benefit

Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of air fares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 34.9% tax rate for the first half of 2002, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and our forecast of pretax income for the full year. We evaluate this rate each quarter and make adjustments if necessary.

Critical Accounting Policies

For more information on the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001. In 2002, the Company revised its accounting practices with respect to aircraft lease return costs. This change is more fully described in Note 2 to the consolidated financial statements.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2001 Restated	June 30, 2002 Restated	Change

	(In millions, except debt-to-capital and per-share amounts)
Cash and marketable securities	$660.6	$705.3	$44.7
Working capital	167.0	197.5	30.5
Long-term debt and capital lease obligations	852.2	852.1	(0.1)
Shareholders’ equity	851.3	772.2	(79.1)
Book value per common share	$32.09	$29.09	$(3.0)
Debt-to-capital	50%:50%	52%:48%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	72%:28%	74%:26%	NA

The Company’s cash and marketable securities portfolio increased $44.7 million during the first six months of 2002. Operating activities provided $81.6 million of cash during this period. Additional cash was provided by the issuance of $25.5 million of new debt. Cash was used for $39.2 million of capital expenditures, including flight equipment deposits, the purchase of spare parts, and airframe and engine overhauls, and for $18.8 million of debt repayment.

Shareholders’ equity decreased $79.1 million primarily due to the net loss of $88.0 million.

Financing Activities - During the first six months of 2002, Horizon added three Dash 8-400 and five CRJ 700 aircraft to its operating fleet. The aircraft were financed with a combination of U.S. leveraged leases and single investor leases with terms of approximately 16.5 years. The aggregate future minimum lease payments under these eight new leases will be $195.7 million. Because these aircraft were financed at delivery, they are not included in the capital expenditures amount stated above.

Commitments - At June 30, 2002, the Company had firm orders for 26 aircraft requiring aggregate payments of approximately $721 million, as set forth below. In addition, Alaska has options to acquire 24 more B737s, and Horizon has options to acquire 15 Dash 8-400s and 25 CRJ 700s. Alaska expects to finance the new planes with leases, long-term debt or internally generated cash. Horizon expects to finance its new aircraft with operating leases.

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

New Accounting Standards - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this Statement the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $1.0 million for the six months ended June 30, 2002. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $51.4 million of goodwill. The test was performed using Alaska and Horizon as separate reporting units. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $51.4 million ($12.5 million Alaska and $38.9 million Horizon) to write-off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the Consolidated Statement of Operations for the six months ended June 30, 2002.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

At June 30, 2002, the Company had swap agreements for crude oil contracts in place to hedge approximately 40% of its 2002 and 35% of its 2003 expected jet fuel requirements. The Company had unrealized pretax hedging gains of $11.7 million reflected in accumulated other comprehensive income (loss) in the balance sheet as of June 30, 2002.

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

ALASKA AIR GROUP, INC. Registrant

Date: March 10, 2003

/s/ Bradley D. Tilden Bradley D. Tilden Executive Vice President/Finance and Chief Financial Officer

/s/ Terri K. Maupin Terri K. Maupin Staff Vice President/Finance and Controller

CERTIFICATIONS

I, John F. Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Alaska Air Group, Inc. for the period ending June 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

March 10, 2003	By	/s/ John F. Kelly

John F. Kelly Chief Executive Officer

I, Bradley D. Tilden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Alaska Air Group, Inc. for the period ending June 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

March 10, 2003	By	/s/ Bradley D. Tilden

Bradley D. Tilden Chief Financial Officer