Form 10-Q/A
period 2002-09-30
ALASKA AIR GROUP INC
filed 2003-03-12
CIK 766421

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

During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact on previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with generally accepted accounting principles in the United States of America, the Company’s previously issued consolidated financial statements for the years ended December 31, 1999, 2000, and 2001, including the interim periods within those years, and for the three and nine months ended September 30, 2002, have been restated.

This amendment to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2002 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement and to make non-substantive revisions to the notes to the consolidated financial statements. For additional information regarding the restatement, see Note 2 to the consolidated financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS

	Restated	Restated
	December 31,	September 30,
(In Millions)	2001	2002

Current Assets
Cash and cash equivalents	$490.8	$308.7
Marketable securities	169.8	352.3
Receivables - net	83.8	88.0
Inventories and supplies - net	70.2	71.1
Prepaid expenses and other assets	104.4	134.0

Total Current Assets	919.0	954.1

Property and Equipment
Flight equipment	2,003.6	2,040.2
Other property and equipment	403.8	436.6
Deposits for future flight equipment	112.4	87.6

	2,519.8	2,564.4
Less accumulated depreciation and amortization	698.3	783.6

Total Property and Equipment - Net	1,821.5	1,780.8

Goodwill	51.4	—

Other Assets	158.6	166.0

Total Assets	$2,950.5	$2,900.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY

	Restated	Restated
	December 31,	September 30,
(In Millions Except Share Amounts)	2001	2002

Current Liabilities
Accounts payable	$124.6	$138.6
Accrued aircraft rent	80.3	66.6
Accrued wages, vacation and payroll taxes	77.8	87.2
Other accrued liabilities	209.0	179.8
Air traffic liability	217.1	228.9
Current portion of long-term debt and capital lease obligations	43.2	46.2

Total Current Liabilities	752.0	747.3

Long-Term Debt and Capital Lease Obligations	852.2	843.7

Other Liabilities and Credits
Deferred income taxes	173.4	172.1
Deferred revenue	204.3	222.3
Other liabilities	117.3	126.4

	495.0	520.8

Shareholders’ Equity
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2001 - 29,268,869 shares 2002 - 29,285,569 shares	29.3	29.3
Capital in excess of par value	482.6	482.9
Treasury stock, at cost: 2001 - 2,740,501 shares 2002 - 2,736,408 shares	(62.5)	(62.5)
Accumulated other comprehensive income (loss)	(2.5)	10.6
Retained earnings	404.4	328.8

	851.3	789.1

Total Liabilities and Shareholders’ Equity	$2,950.5	$2,900.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Three Months Ended September 30	Restated	Restated
(In Millions Except Per Share Amounts)	2001	2002

Operating Revenues
Passenger	$536.3	$570.7
Freight and mail	22.7	21.1
Other - net	28.5	28.8

Total Operating Revenues	587.5	620.6

Operating Expenses
Wages and benefits	202.7	224.1
Contracted services	21.3	22.2
Aircraft fuel	85.5	82.7
Aircraft maintenance	43.6	35.8
Aircraft rent	46.1	48.3
Food and beverage service	15.2	18.6
Commissions	16.2	7.2
Other selling expenses	31.8	32.5
Depreciation and amortization	34.3	34.4
Loss (gain) on sale of assets	0.4	(0.3)
Landing fees and other rentals	33.3	38.1
Other	43.4	51.5

Total Operating Expenses	573.8	595.1

Operating Income	13.7	25.5

Nonoperating Income (Expense)
Interest income	6.2	6.0
Interest expense, net	(9.6)	(10.6)
U.S. government compensation	29.1	0.4
Other - net	0.5	(2.0)

	26.2	(6.2)

Income before income tax	39.9	19.3
Income tax expense	13.7	6.8

Net Income	$26.2	$12.5

Basic Earnings Per Share	$0.99	$0.47

Diluted Earnings Per Share	$0.99	$0.47

Shares used for computation:
Basic	26.514	26.549
Diluted	26.559	26.562

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Nine Months Ended September 30	Restated	Restated
(In Millions Except Per Share Amounts)	2001	2002

Operating Revenues
Passenger	$1,547.4	$1,552.0
Freight and mail	67.3	59.4
Other - net	72.0	85.0

Total Operating Revenues	1,686.7	1,696.4

Operating Expenses
Wages and benefits	588.2	638.8
Contracted services	65.0	69.3
Aircraft fuel	265.0	222.6
Aircraft maintenance	143.6	121.3
Aircraft rent	138.6	141.6
Food and beverage service	44.6	49.9
Commissions	47.9	31.1
Other selling expenses	96.4	96.2
Depreciation and amortization	96.9	100.7
Loss (gain) on sale of assets	1.6	(0.8)
Landing fees and other rentals	91.6	103.9
Other	138.6	150.9

Total Operating Expenses	1,718.0	1,725.5

Operating Loss	(31.3)	(29.1)

Nonoperating Income (Expense)
Interest income	18.2	16.1
Interest expense, net	(25.2)	(33.3)
U.S. government compensation	29.1	0.5
Other - net	—	8.9

	22.1	(7.8)

Loss before income tax and accounting change	(9.2)	(36.9)
Income tax benefit	(3.2)	(12.8)

Loss before accounting change	(6.0)	(24.1)
Cumulative effect of accounting change	—	(51.4)

Net Loss	$(6.0)	$(75.5)

Basic and Diluted Loss Per Share:
Loss before accounting change	$(0.23)	$(0.91)
Cumulative effect of accounting change	—	(1.93)
Net Loss Per Share	$(0.23)	$(2.84)

Shares used for computation:
Basic	26.489	26.543
Diluted	26.489	26.543

See accompanying notes to consolidated financial statements.

RESTATED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	Income (Loss)	Earnings	Total

Balances at December 31, 2001:
As previously reported	26.528	$29.3	$482.5	$(62.6)	$(3.9)	$375.0	$820.3
Prior period adjustment (see Note 2)			0.1	0.1	1.4	29.4	31.0

As restated	26.528	$29.3	$482.6	$(62.5)	$(2.5)	$404.4	$851.3

Net loss for the nine months ended September 30, 2002						(75.5)	(75.5)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					0.4
Reclassification to earnings					0.7
Income tax effect					(0.4)

					0.7		0.7

Related to fuel hedges:
Change in fair value					26.3
Reclassification to earnings					(6.5)
Income tax effect					(7.4)

					12.4		12.4

Total comprehensive loss							(62.4)
Treasury stock sales	0.005					(0.1)	(0.1)
Stock issued under stock plans	0.016		0.3				0.3

Balances at September 30, 2002	26.549	$29.3	$482.9	$(62.5)	$10.6	$328.8	$789.1

     See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

	Restated	Restated
Nine Months Ended September 30 (In millions)	2001	2002

Cash flows from operating activities:
Net loss	$(6.0)	$(75.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	51.4
Depreciation and amortization	96.9	100.7
Amortization of airframe and engine overhauls	55.3	46.5
Changes in derivative fair values	3.4	(6.0)
Loss (gain) on disposition of assets	1.6	(0.8)
Increase (decrease) in deferred income taxes	28.0	(9.3)
Increase in accounts receivable - net	(1.7)	(4.2)
Decrease (increase) in other current assets	2.3	(16.9)
Increase in air traffic liability	31.7	11.7
Increase (decrease) in other current liabilities	48.4	(15.1)
Increase in deferred revenue and other-net	14.7	34.6

Net cash provided by operating activities	274.6	117.1

Cash flows from investing activities:
Proceeds from disposition of assets	1.2	3.5
Purchases of marketable securities	(675.0)	(457.1)
Sales and maturities of marketable securities	394.5	275.7
Property and equipment additions:
Aircraft purchase deposits	(41.4)	(24.8)
Capitalized overhauls	(38.8)	(40.7)
Aircraft	(258.9)	(36.8)
Other flight equipment	(41.0)	(12.6)
Other property	(29.5)	(33.4)
Aircraft deposits returned	59.6	41.4
Restricted deposits and other	(18.7)	(13.4)

Net cash used in investing activities	(648.0)	(298.2)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	359.5	25.5
Long-term debt and capital lease payments	(57.8)	(26.8)
Proceeds from issuance of common stock	1.4	0.3

Net cash provided by (used in) financing activities	303.1	(1.0)

Net change in cash and cash equivalents	(70.3)	(182.1)
Cash and cash equivalents at beginning of period	101.4	490.8

Cash and cash equivalents at end of period	$31.1	$308.7

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$34.8	$32.1
Income taxes paid (refunds received)	(16.7)	(20.8)
Noncash investing and financing activities	None	None

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

     As further discussed in Note 2, in 2002 the Company restated its consolidated financial statements for the year ended December 31, 2001, and for all quarterly periods during the year ended December 31, 2001. The Company also restated its consolidated financial statements for the three and nine months ended September 30, 2002.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this Statement, the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $1.5 million for the nine months ended September 30, 2002. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $51.4 million of goodwill. The test was performed using Alaska and Horizon as separate reporting units. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $51.4 million ($12.5 million for Alaska and $38.9 million for Horizon) to write-off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the Consolidated Statement of Operations for the nine months ended September 30, 2002.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement requires that only certain debt extinguishment transactions be classified as extraordinary items. Additionally, under this Statement, capital leases that are modified so that the resulting agreement is an operating lease shall be accounted for under the sale-leaseback provisions of SFAS No. 98. SFAS No. 145 also includes minor modifications to existing GAAP literature. SFAS No. 145 is generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this Statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Note 2. Restatement of Financial Statements
     During 2002, the Company changed its accounting policies relating to the accrual for certain lease return costs and capitalization of software development costs. In addition, the Company changed its accounting for aircraft purchase commitments assumed by a third party. The Company also made other corrections and certain reclassifications of deferred income taxes and other balance sheet and income statement items, none of which have a significant impact to previously reported equity or net earnings. Because the previous accounting methods and classifications are not considered to be in compliance with GAAP, the Company’s previously issued consolidated financial statements for the years ended December 31, 1999, 2000 and 2001, including the interim periods within those years, and for the three and nine months ended September 30, 2002, have been restated. Significant changes are more fully described below.

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

In the Company’s filing of its Form 10-Q for the quarterly period ended September 30, 2002, the Company previously restated its financial statements for the three and nine months ended September 30, 2001 and as of December 31, 2001. Subsequently, the Company identified other corrections and certain reclassifications, which have been restated in this filing. Amounts show “as previously reported” for September 30, 2001 and December 31, 2001 in the accompanying tables reflect the Company’s original reporting of its financial statements as of and for the respective periods.

The effects of the restatement for the three and nine months ended September 30, 2001 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001

	As Previously		As Previously
	Reported	Restated	Reported	Restated

	(in millions, except per share amounts)
Total Operating Revenues	$583.4	$587.5	$1,678.7	$1,686.7
Total Operating Expenses	$570.6	$573.8	$1,704.1	$1,718.0
Operating Income (Loss)	$12.8	$13.7	$(25.4)	$(31.3)
Net Income (Loss)	$25.3	$26.2	$(3.1)	$(6.0)
Basic and Diluted Earnings (Loss) per Share	$0.95	$0.99	$(0.12)	$(0.23)

The effect of the restatement for the three and nine months ended September 30, 2002 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002

	As Previously		As Previously
	Reported	Restated	Reported	Restated

	(in millions, except per share amounts)
Total Operating Revenues	$620.1	$620.6	$1,696.8	$1,696.4
Total Operating Expenses	$596.5	$595.1	$1,731.1	$1,725.5
Operating Income (Loss)	$23.6	$25.5	$(34.3)	$(29.1)
Income (Loss) Before Accounting Change	$10.6	$12.5	$(28.0)	$(24.1)
Net Income (Loss)	$10.6	$12.5	$(28.0)	$(75.5)
Basic and Diluted Earnings (Loss) Per Share Before Accounting Change	$0.40	$0.47	$(1.05)	$(0.91)
Basic and Diluted Earnings (Loss) Per Share	$0.40	$0.47	$(1.05)	$(2.84)

The effect of the restatement on selected balance sheet items is as follows:

	December 31, 2001		September 30, 2002

	As Previously		As Previously
	Reported	Restated	Reported	Restated

	(in millions)
Current Assets	$900.4	$919.0	$956.1	$954.1
Property and Equipment-Net	$1,825.0	$1,821.5	$1,772.9	$1,780.8
Current Liabilities	$756.2	$752.0	$756.5	$747.3
Long-Term Debt	$863.3	$852.2	$843.7	$843.7
Shareholders’ Equity	$820.3	$851.3	$836.4	$789.1	*

     *     Includes $51.4 million cumulative effect of the accounting change in connection with the impairment of goodwill upon the adoption of SFAS No. 142.

Note 3. Frequent Flyer Program
     Alaska’s Mileage Plan liabilities are included under the following balance sheet captions:

	December 31, 2001	September 30, 2002

	(in millions)
Current Liabilities:
Other accrued liabilities	$65.7	$79.5
Other Liabilities and Credits:
Deferred revenue	150.7	171.7
Other liabilities	31.9	32.3

Total	$248.3	$283.5

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

	Three Months Ended September 30		Nine Months Ended September 30

	Restated 2001	Restated 2002	Restated 2001	Restated 2002

Basic
Income (loss) before accounting change	$26.2	$12.5	$(6.0)	$(24.1)
Average shares outstanding	26.514	26.549	26.489	26.543

Earnings (loss) per share before accounting change	$0.99	$0.47	$(0.23)	$(0.91)

Diluted
Income (loss) before accounting change	$26.2	$12.5	$(6.0)	$(24.1)
Average shares outstanding	26.514	26.549	26.489	26.543
Assumed exercise of stock options	..045	.013	—	—

Diluted EPS shares	26.559	26.562	26.489	26.543

Earnings (loss) per share before accounting change	$0.99	$0.47	$(0.23)	$(0.91)

Note 6. Operating Segment Information
     Operating segment information for Alaska and Horizon was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30

	Restated 2001	Restated 2002	Restated 2001	Restated 2002

Operating revenues:
Alaska	$484.2	$512.4	$1,377.5	$1,403.4
Horizon	107.5	115.5	323.4	311.8
Elimination of intercompany revenues	(4.2)	(7.3)	(14.2)	(18.8)

Consolidated	$587.5	$620.6	$1,686.7	$1,696.4

Income (loss) before income tax and accounting change:
Alaska	$33.0	$13.1	$2.5	$(28.7)
Horizon	7.0	6.2	(10.1)	(7.1)
Other	(0.1)		(1.6)	(1.1)

Consolidated	$39.9	$19.3	$(9.2)	$(36.9)

	Restated	Restated
	September 30,	September 30,
	2001	2002

Total assets at end of period :
Alaska	$2,736.4	$2,756.7
Horizon	258.7	222.8
Other	906.2	812.7
Elimination of intercompany accounts	(946.0)	(891.3)

Consolidated	$2,955.3	$2,900.9

Note 7. U.S. Government Compensation
     In September 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act to compensate the airlines for direct and incremental losses as a result of the September 11th terrorist attacks. In the second quarter of 2002, Alaska and Horizon each submitted final applications to the Department of Transportation (DOT) based on each company’s losses. During the third quarter of 2002, the DOT completed its review procedures and remitted final compensation payments to Alaska and Horizon of $0.2 million and $0.2 million, respectively. These amounts are reflected in the Consolidated Statement of Operations for the three months ended September 30, 2002.

ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA (unaudited)

	Three Months Ended September 30						Nine Months Ended September 30

	Restated		Restated		%		Restated		Restated	%
	2001		2002			Change	2001		2002		Change

Financial Data (in millions):
Operating Revenues:
Passenger	$441.1		$468.0			6.1%	$1,258.0		$1,275.6		1.4%
Freight and mail	20.8		19.6			-5.8%	60.5		55.6		-8.1%
Other - net	22.3		24.8			11.2%	59.0		72.2		22.4%

Total Operating Revenues	484.2		512.4			5.8%	1,377.5		1,403.4		1.9%

Operating Expenses:
Wages and benefits	164.3		185.4			12.8%	476.5		525.6		10.3%
Contracted services	19.0		19.1			0.5%	57.0		60.3		5.8%
Aircraft fuel	71.8		70.7			-1.5%	219.8		190.1		-13.5%
Aircraft maintenance	32.9		31.6			-4.0%	100.0		103.3		3.3%
Aircraft rent	33.7		32.2			-4.5%	104.0		95.7		-8.0%
Food and beverage service	14.4		17.8			23.6%	42.4		47.9		13.0%
Commissions	16.4		12.1			-26.2%	50.4		40.6		-19.4%
Other selling expenses	26.3		26.1			-0.8%	78.9		78.8		-0.1%
Depreciation and amortization	27.3		29.2			7.0%	76.1		85.9		12.9%
Loss on sale of assets	0.6		0.5			-16.7%	1.8		0.7		-61.1%
Landing fees and other rentals	25.9		30.1			16.2%	70.8		82.3		16.2%
Other	34.6		38.9			12.4%	110.3		112.7		2.2%

Total Operating Expenses	467.2		493.7			5.7%	1,388.0		1,423.9		2.6%

Operating Income (Loss)	17.0		18.7			10.0%	(10.5)		(20.5)	NM

Interest income	7.0		6.4				21.6		17.5
Interest expense	(11.8)		(11.2)				(34.5)		(34.7)
Interest capitalized	1.5		0.5				6.5		1.0
U.S. government compensation	18.7		0.2				18.7		0.3
Other - net	0.6		(1.5)				0.7		7.7

	16.0		(5.6)				13.0		(8.2)

Income (loss) before income tax and accounting change	$33.0		$13.1		NM		$2.5		$(28.7)	NM

Operating Statistics:
Revenue passengers (000)	3,747		3,978			6.2%	10,643		10,787		1.4%
RPMs (000,000)	3,328		3,673			10.4%	9,514		10,022		5.3%
ASMs (000,000)	4,687		5,207			11.1%	13,798		14,602		5.8%
Passenger load factor	71.0%		70.5%		-0.5	pts	69.0%		68.6%	-0.4	pts
Breakeven load factor	69.6%		69.4%		-0.2	pts	71.1%		71.4%	0.3	pts
Yield per passenger mile	13.25	¢	12.74	¢		-3.9%	13.22	¢	12.73 ¢		-3.7%
Operating revenue per ASM	10.33	¢	9.84	¢		-4.7%	9.98	¢	9.61 ¢		-3.7%
Operating expenses per ASM	9.97	¢	9.48	¢		-4.9%	10.06	¢	9.75 ¢		-3.1%
Expense per ASM excluding fuel	8.44	¢	8.12	¢		-3.7%	8.47	¢	8.45 ¢		-0.2%
Fuel cost per gallon	90.1	¢	81.6	¢		-9.4%	93.1	¢	77.9 ¢		-16.3%
Fuel gallons (000,000)	79.6		86.6			8.8%	236.1		243.9		3.3%
Average number of employees	10,222		10,465			2.4%	10,209		10,167		-0.4%
Aircraft utilization (blk hrs/day)	10.3		11.2			8.2%	10.8		10.7		-0.9%
Operating fleet at period-end	102		102			0.0%	102		102		0.0%

NM = Not Meaningful

Note:

Certain reclassifications have been made to the September 30, 2001 restated statements of operations to conform to the September 30, 2002 presentation.

HORIZON AIR FINANCIAL AND STATISTICAL DATA (unaudited)

	Three Months Ended September 30				Nine Months Ended September 30

	Restated	Restated	%		Restated	Restated	%
	2001	2002	Change		2001	2002	Change

Financial Data (in millions):
Operating Revenues:
Passenger	$98.4	$108.9		10.7%	$301.0	$291.6		-3.1%
Freight and mail	1.9	1.4		26.3%	6.8	3.8		44.1%
Other - net	7.2	5.2		27.8%	15.6	16.4		5.1%

Total Operating Revenues	107.5	115.5		7.4%	323.4	311.8		-3.6%

Operating Expenses:
Wages and benefits	38.4	38.7		0.8%	111.7	113.2		1.3%
Contracted services	3.2	4.2		31.3%	10.4	12.3		18.3%
Aircraft fuel	13.8	12.0		13.0%	45.2	32.5		28.1%
Aircraft maintenance	10.7	4.3		59.8%	43.6	18.0		58.7%
Aircraft rent	12.3	16.2		31.7%	34.6	45.9		32.7%
Food and beverage service	0.8	0.8		0.0%	2.3	2.0		13.0%
Commissions	3.1	1.3		58.1%	9.0	5.7		36.7%
Other selling expenses	5.5	6.4		16.4%	17.6	17.4		-1.1%
Depreciation and amortization	6.7	4.8		28.4%	19.8	13.9		29.8%
Gain on sale of assets	(0.3)	(0.8)	NM		(0.3)	(1.4)	NM
Landing fees and other rentals	7.9	8.6		8.9%	22.1	22.8		3.2%
Other	8.7	12.6		44.8%	27.3	37.5		37.4%

Total Operating Expenses	110.8	109.1		-1.5%	343.3	319.8		-6.8%

Operating Income (Loss)	(3.3)	6.4	NM		(19.9)	(8.0)	NM

Interest income		0.3				0.6
Interest expense	(0.6)	(0.6)			(2.8)	(1.6)
Interest capitalized	0.6	0.1			2.7	0.4
U.S. government compensation	10.4	0.2			10.4	0.2
Other - net	(0.1)	(0.2)			(0.5)	1.3

	10.3	(0.2)			9.8	0.9

Income (loss) before income tax and accounting change	$7.0	$6.2		11.4%	$(10.1)	$(7.1)		29.7%

Operating Statistics:
Revenue passengers (000)	1,207	1,334		10.5%	3,635	3,621		-0.4%
RPMs (000,000)	357	424		19.0%	1,050	1,128		7.4%
ASMs (000,000)	555	657		18.4%	1,674	1,795		7.2%
Passenger load factor	64.3%	64.6%	0.3	pts	62.7%	62.8%	0.1	pts
Breakeven load factor	66.9%	61.5%	-5.4	pts	67.4%	65.0%	-2.4	pts
Yield per passenger mile	27.59 ¢	25.66 ¢		-7.0%	28.67 ¢	25.85 ¢		-9.8%
Operating revenue per ASM	19.37 ¢	17.58 ¢		-9.2%	19.32 ¢	17.37 ¢		10.1%
Operating expenses per ASM	19.96 ¢	16.60 ¢		16.8%	20.51 ¢	17.82 ¢		13.1%
Expense per ASM excluding fuel	17.48 ¢	14.78 ¢		15.4%	17.81 ¢	16.01 ¢		10.1%
Fuel cost per gallon	94.0 ¢	81.9 ¢		12.9%	97.6 ¢	80.1 ¢		17.9%
Fuel gallons (000,000)	14.7	14.7		0.0%	46.4	40.6		12.5%
Average number of employees	3,811	3,518		-7.7%	3,840	3,462		-9.8%
Aircraft utilization (blk hrs/day)	7.6	7.7		0.9%	7.9	7.4		-6.3%
Operating fleet at period-end	65	63		-3.1%	65	63		-3.1%

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

     As discussed in Note 2 to the consolidated financial statements, in 2002 the Company restated its financial statements for the year ended December 31, 2001 and the interim periods within that year. The Company also restated its consolidated financial statements for the three and nine months ended September 30, 2002. The accompanying management’s discussion and analysis gives effect to the restatement.

Results of Operations

Third Quarter 2002 Compared with Third Quarter 2001
     Our consolidated net income for the third quarter of 2002 was $12.5 million, or $0.47 per share, compared with net income of $26.2 million, or $0.99 per share, in 2001. The 2001 results include $29.1 million ($18.0 million after tax or $0.68 per share) of U.S. government compensation. Our consolidated operating income for the third quarter of 2002 was $25.5 million compared with operating income of $13.7 million for 2001. Financial and statistical data for Alaska and Horizon is shown on pages 14 and 15. A discussion of this data follows.

Alaska Airlines

     Our capacity increased 11.1% during the three months ended September 30, 2002 when compared to the same period in 2001. This increase resulted largely from service to new markets (Seattle to Washington D.C., Boston and Denver; Los Angeles to Cancun and Calgary), partially offset by reduced service in existing markets, especially the Pacific Northwest to Northern California. Traffic grew by 10.4%, while passenger load factor decreased 0.5 percentage points. The new Washington D.C., Boston and Denver markets experienced load factors exceeding the system average. Virtually all other markets experienced reductions in load factor. For 2001, capacity, traffic and load factors were adversely impacted by the September 11th terrorist attacks. Passenger yields decreased 3.9% for the quarter compared to 2001 due to a combination of fewer business passengers, a drop off in demand due to the September 11, 2001 terrorist attacks and the slowing economy, and fare sales offered to stimulate demand. Yields were down in all major markets except the Pacific Northwest to Southern California market. The lower yield combined with the lower load factor resulted in a 4.7% decrease in revenue per available seat mile (ASM). The higher traffic combined with the lower yield resulted in a 6.1% increase in passenger revenue.

     Freight and mail revenues decreased 5.8% during the three months ended September 30, 2002 when compared to comparable periods in 2001. This decrease is primarily a result of increases in freight revenues offset by decreases in mail revenues.

     Other-net revenues increased 11.2%, due largely to increased revenue related to the sale of miles in Alaska’s frequent flyer program, new security fee reimbursement revenue and higher essential air service subsidy rates.

     Total operating expenses increased 5.7% during the three months ended September 30, 2002 when compared to the same period in 2001, while our cost per ASM decreased by 4.9%. Our cost per ASM excluding fuel decreased by 3.7%. Explanations of significant period over period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $21.1 million, or 12.8% during the three months ended September 30, 2002 as compared to the same period in 2001. This increase is due principally to increases of $9.7 million in employee wages and higher pension, medical insurance, and workers compensation costs. Increases in wages resulted from pilot pay increases (11% effective in June 2001 plus 5% effective in May 2002), scale step increases for union employees and annual merit raises for management employees.

•	Fuel expense decreased 1.5% due to a 9.4% decrease in the cost per gallon of fuel combined with an 8.8% increase in gallons consumed. Fuel hedging saved $4.6 million during the three months ended September 30, 2002.

•	Aircraft maintenance expense decreased $1.3 million or 4.0% during the three months ended September 30, 2002 when compared to the same period in 2001. This decrease is due largely to fewer major engine repairs and overhauls. In the fourth quarter of 2002, the Company expects a 30% increase in maintenance expense when compared to the same period in 2001. This expected increase is a result of several maintenance checks scheduled for the 4th quarter of 2001 that were postponed until first quarter of 2002 while the Company assessed its operating needs in the aftermath of September 11th.

•	Commission expense decreased 26.2%, despite a 6.1% increase in passenger revenue, due to the elimination of base commissions and the continuing shift to direct sales channels. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. This change reduced commissions expense in the third quarter of 2002 by approximately $7.6 million. During the three months ended September 30, 2002, 54.5% of the Company’s ticket sales were made through travel agents, versus 57.7% in 2001. During the three months ended September 30, 2002, 22.6% of total ticket sales were made through Alaska’s Internet web site versus 17.5% in 2001.

•	Landing fees and other rentals increased 16.2%, primarily due to higher rates as a result of airport construction projects, ground rents on our four new routes and 6.6% more departures during the three months ended September 30, 2002 as compared to the same period in 2001.

•	Other expense increased 12.4% due to higher insurance costs, partially offset by lower costs for property taxes, legal services, uninsured losses, supplies and passenger remuneration costs.

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

     Operating expenses decreased by $1.7 million, or 1.5%, during the three months ended September 30, 2002 compared to the same period in 2001. This decrease is due principally to decreases in maintenance expense and fuel expense benefits due to the transition to our new fleet. The decreases in these operating expenses were largely offset by increases in aircraft rent and other expenses. Our cost per ASM decreased by 16.8%, while our cost per ASM excluding fuel decreased by 15.4%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 0.8% during the three months ended September 30, 2002 when compared to the same period in 2001. This increase is due principally to increases in average wages and benefits per employee, partially offset by a reduction in the number of employees. Average wages and benefits per employee increased due to a pilot pay increase that was effective in September 2001, scale and step increases for union employees, annual merit raises for management employees, and higher health insurance costs for all employees.

•	Contracted services increased 31.3% due principally to increased airport security screening costs at all airports, increased outside services costs and ground handling costs at new airports served.

•	Fuel expense decreased 13.0% primarily due to a 12.9% decrease in the cost per gallon of fuel. Fuel hedging saved $1.2 million during the three months ended September 30, 2002.

•	Aircraft maintenance expense decreased 59.8% due principally to the greater use of new aircraft in 2002 and higher expenses in 2001 related to the phasing out of the Fokker F-28 jet aircraft.

•	Aircraft rent increased 31.7% due to higher rental rates incurred on new Dash 8-400 and CRJ 700 aircraft commencing in mid-2001 through mid-2002.

•	Depreciation and amortization expense decreased 28.4%, primarily due to the phasing out of the Fokker F-28 jet aircraft in 2001.

•	Other expense increased 44.8%, primarily due to higher expenditures for insurance and property taxes, partly offset by lower personnel expenses and supply costs.

Consolidated Nonoperating Income (Expense)
      Consolidated nonoperating income (expense) during the three months ended September 30, 2002 and 2001 includes $0.4 million and $29.1 million, respectively of U.S. government compensation received in connection with the September 11th terrorists attacks. Excluding these amounts, net nonoperating items were $6.6 million expense during the three months ended September 30, 2002 compared to $2.9 million expense during the same period in 2001. The $3.7 million increase was primarily due to losses resulting from hedge ineffectiveness on fuel hedging contracts.

Nine Months 2002 Compared with Nine Months 2001
      The consolidated loss before accounting change for the nine months ended September 30, 2002 was $24.1 million, or $0.91 per share compared with a net loss of $6.0 million, or $0.23 per share during the same period in 2001. The consolidated operating loss for the nine months ended September 30, 2002 was $29.1 million compared with an operating loss of $31.3 million during the same period in 2001. A discussion of operating results for the two airlines follows.

Alaska Airlines

     The operating loss widened by $10.0 million to $20.5 million during the nine months ended September 30, 2002. Capacity increased 5.8% for the first nine months of 2002 compared to 2001. This increase is attributable to service to new markets which commenced in late 2001 (Seattle to Washington D.C. and Los Angeles to Cancun), the first quarter of 2002 (Los Angeles to Calgary), and in April 2002 (Seattle to Denver and Boston). The increase was partially offset by reduced service in existing markets, primarily the Pacific Northwest to Southern and Northern California markets. Traffic increased by 5.3% compared to 2001, and our passenger load factor decreased 0.4 percentage points. The new Washington D.C., Boston and Denver markets have experienced load factors which exceed the system average year to date. Passenger yields decreased 3.7% during the nine months ended September 30, 2002 compared to the same period in 2001, due to a combination of fewer business passengers, a drop off in demand due to the September 11th terrorist attacks, the slowing economy and fare sales offered to stimulate demand. The lower yield combined with the lower load factor resulted in a 3.7% decrease in revenue per ASM. The higher traffic combined with the lower yield resulted in a 1.4% increase in passenger revenue.

     Freight and mail revenue decreased 8.1% due to lower freight volumes attributable to increased security restrictions and a slower economy.

     Other-net revenues increased 22.4% primarily due to increased revenue related to the sale of miles in Alaska’s frequent flyer program, new security fee reimbursement revenue and higher essential air service subsidy rates.

     Total operating expenses increased 2.6% during the nine months ended September 30, 2002 when compared to the same period in 2001. Cost per ASM decreased 3.1% and cost per ASM excluding fuel decreased slightly (.2%). Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased $49.1 million, or 10.3% during the nine months ended September 30, 2002 as compared to the same period in 2001. This increase is due principally to an increase in average wages and benefits per employee combined with an overall decrease in the number of employees. Average wages and benefits per employee increased due to pilot pay increases (11% effective in June 2001 plus 5% effective in May 2002), scale and step increases for union employees, annual merit raises for management employees, and higher pension and health insurance costs for all employees.

•	Fuel expense decreased 13.5% due to a 16.3% decrease in the cost per gallon of fuel combined with a 3.3% increase in gallons consumed. Fuel hedging saved $5.4 million during the nine months ended September 30, 2002.

•	Commission expense decreased 19.4%, despite a 1.4% increase in passenger revenue, due to elimination of base commissions and the continuing shift to direct sales channels. In June 2002, the Company changed its travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. During the nine months ended September 30, 2002, 57.0% of the

Company’s ticket sales were made through travel agents, versus 60.5% during the same period in 2001. During the nine months ended September 30, 2002, 20.6% of total ticket sales were made through Alaska’s Internet web site versus 16.0% during the same period in 2001.

•	Depreciation and amortization increased 12.9%, due principally to equipment added during the year. In addition, Alaska owns one more 737-900 and 737-200 Combi this year when compared to the same period in 2001.

•	Landing fees and other rentals increased 16.2%, primarily due to higher rates as a result of airport construction projects, ground rents on our four new routes and more departures during the nine months ended September 30, 2002 as compared to the same period in 2001.

•	Other expense increased 2.2% due to higher insurance costs, partially offset by lower costs for property taxes, legal expenses, uninsured losses, supplies, personnel and passenger remuneration costs.

Horizon Air

     During the nine months ended September 30, 2002, capacity increased 7.2% when compared to the same period in 2001. This increase is due principally to service in new markets (San Jose and Portland to Tucson, Sacramento and Portland to Palm Springs, Boise and Portland to Denver, Boise to San Francisco and San Diego). Traffic grew by 7.4% and our passenger load factor slightly increased by 0.1 percentage points. Passenger yields decreased by 9.8% due to a combination of fewer business passengers, a drop off in demand due to the September 11 terrorist attacks, an increase in average trip length and fare sales offered to stimulate demand. Lower passenger yield combined with higher passenger traffic resulted in a slight decrease in passenger revenue of 3.1% during the nine months ended September 30, 2002 when compared to the same period in 2001.

     Other-net revenues increased 5.1% primarily due to higher levels of manufacturer support received as compensation for delays in delivery of new aircraft during the first quarter of 2002.

     Operating expenses decreased by $23.5 million, or 6.8%, during the nine months ended September 30, 2002 compared to the same period in 2001. This decrease is due principally to decreases in maintenance expense and fuel expense due to the transition to our new fleet. These decreases in operating expenses were largely offset by increases in aircraft rent and other expenses. Our cost per ASM decreased by 13.1%, while our cost per ASM excluding fuel decreased by 10.1%. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 1.3% during the three months ended September 30, 2002 when compared to the same period in 2001. This increase is due principally to increases in average wages and benefits per employee, partially offset by a reduction in the number of employees. Average wages and benefits per employee increased due to a pilot pay increase that was effective in September 2001, scale and step increases for union employees, annual merit raises for management employees, and higher health insurance costs for all employees.

•	Fuel expense decreased 28.1% due to a 17.9% decrease in the cost per gallon of fuel and a 12.5% decrease in gallons consumed. The fuel consumption rate decreased due to the use of more fuel-efficient Dash 8-400 and CRJ 700 aircraft. Additionally, fuel hedging saved $1.4 million during the nine months ended September 30, 2002.

•	Aircraft maintenance expense decreased 58.7% due principally to the greater use of new aircraft in

2002 and higher expenses in 2001 related to the phasing out of the Fokker F-28 jet aircraft.

•	Aircraft rent increased 32.7% due to higher rental rates incurred on new Dash 8-400 and CRJ 700 aircraft commencing in mid-2001 through mid-2002.

•	Other expense increased 37.4%, primarily due to higher expenditures for insurance, property taxes and legal fees, partly offset by lower passenger remuneration, supplies and communication costs.

Consolidated Nonoperating Income (Expense)

     Consolidated nonoperating income (expense) during the nine months ended September 30, 2002 and 2001 includes $0.5 million and $29.1 million, respectively, of U.S. government compensation received in connection with the September 11th terrorist attacks. Excluding these amounts, net nonoperating items were $8.3 million expense in 2002 compared to $7.0 million expense in 2001. The $1.3 million net change was due principally to lower interest income and higher interest expense resulting from new debt incurred in the past year, partially offset by gains resulting from hedge ineffectiveness on certain fuel hedging contracts in 2002.

Consolidated Income Tax Benefit (Expense)

     Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 34.7% tax rate for the first nine months of 2002, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes and our forecast of pretax loss for the full year. We evaluate this effective rate each quarter and make adjustments if necessary.

Critical Accounting Policies

     For more information on the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001. In 2002, the Company revised its accounting practices with respect to aircraft lease return costs. This change is more fully described in Note 2 to the consolidated financial statements.

Liquidity and Capital Resources

     The table below presents the major indicators of financial condition and liquidity.

	December 31, 2001 Restated		September 30, 2002 Restated	Change

(In millions, except debt-to-capital and per share amounts)
Cash and marketable securities		$660.6	$661.0	$0.4
Working capital		167.0	206.8	39.8
Long-term debt and capital lease obligations, net of current		852.2	843.7	(8.5)
Shareholders’ equity		851.3	789.1	(62.2)
Book value per common share		$32.09	$29.72	$(2.37)
Debt-to-capital		50%:50%	52%:48%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent		72%:28%	74%:26%	NA

     The Company’s cash and marketable securities portfolio increased $0.4 million during the first nine months of 2002. Operating activities provided $117.1 million of cash during this period. Additional cash was provided by the issuance of $25.5 million of new debt. Cash outflows included $70.1 million of capital expenditures, for spare parts, airframe and engine overhauls and $36.8 million for purchases of new aircraft. In addition, the Company made $26.8 million of debt repayments.

     Shareholders’ equity decreased $62.2 million due principally to the net loss of $75.5 million, partially offset by an increase in accumulated other comprehensive income of $13.1 million

     Financing Activities – During the first nine months of 2002, Horizon added three Dash 8-400 and six CRJ 700 aircraft to its operating fleet. The aircraft were financed with a combination of U.S. leveraged leases and single investor leases with terms of approximately 16.5 years. Future minimum lease payments under these nine leases total $221.2 million. Because these aircraft were financed at delivery, they are not included in the capital expenditures amount stated above.

     Aircraft Purchase Commitments – At September 30, 2002, the Company had firm orders for 29 aircraft requiring aggregate payments of approximately $587 million, as set forth below. In addition, Alaska has options to acquire 24 more B737s, and Horizon has options to acquire 15 Dash 8-400s and 25 CRJ 700s. Alaska expects to finance five of the B737-700 deliveries in 2003 with operating leases and the remainder of the new planes with long-term debt or internally generated cash. Horizon expects to finance its new aircraft with operating leases.

	Delivery Period - Firm Orders

Aircraft	2002	2003	2004	2005	Total

Boeing 737-700	—	6	—	—	6
Boeing 737-900	—	5	3	—	8
Bombardier CRJ 700	1	2	6	6	15

Total	1	13	9	6	29

Payments (Millions)	$51	$235	$194	$107	$587

     The Company has a purchase commitment that may trigger a liability under certain events of default. The Company previously recognized a portion of this commitment, which was funded by a third party, as a liability and related aircraft purchase deposits on its balance sheet. Since the executory contract for the purchase commitment is not an obligation of the Company until the aircraft is delivered, this commitment is now disclosed as a purchase commitment and not included in long-term debt or deposits for future flight equipment. See Note 2 to the consolidated financial statements.

New Accounting Standards – Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under this Statement the Company’s goodwill will no longer be amortized, but instead will be tested for impairment on a minimum of an annual basis. The impact of discontinuing amortization of existing goodwill has resulted in an increase of net income of $1.5 million for the nine months ended September 30, 2002. During the second quarter of 2002, the Company completed the first step of its impairment test related to its $51.4 million of goodwill. The test was performed using Alaska and Horizon as separate reporting units. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $51.4 million ($12.5 million Alaska and $38.9 million Horizon) to write-off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the Consolidated Statement of Operations for the nine months ended September 30, 2002.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”). This Statement requires that only certain debt extinguishment transactions be classified as an extraordinary item. Additionally, under this Statement, capital leases that are modified so that the resulting agreement is an operating lease, shall be accounted for under the sale-leaseback provisions of SFAS No. 98. SFAS No. 145 also includes minor modifications to existing U.S. Generally Accepted Accounting Principles literature. SFAS No. 145 is generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

     The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company accounts for its fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. At September 30, 2002, the Company had hedge agreements in place to hedge approximately 40% of its 2002 and 35% of its 2003 expected jet fuel requirements. Under SFAS No. 133, all changes in fair value that are considered to be effective are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed. The fair value of the Company’s hedge instruments at September 30, 2002 was a net asset of approximately $21.6 million, which is recorded in prepaid expenses and other assets in the consolidated balance sheet as of September 30, 2002.

     During the three and nine months ended September 30, 2002, the Company recognized approximately $5.8 million and $6.8 million in realized hedging gains which are reflected in aircraft fuel in the consolidated statements of operations. During the three and nine months ended September 30, 2002, the Company recorded $2.0 million expense and $6.5 million income, respectively, related to the ineffectiveness of the Company’s hedges. These amounts are recorded as non-operating income (expense) in other-net in the consolidated statements of operations.

     As of September 30, 2002, the Company had unrealized hedging gains of $11.1 million (net of taxes of $6.5 million). This amount is reflected in accumulated other comprehensive income (loss) in the consolidated balance sheet as of September 30, 2002.

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

     Alaska has a labor contract with the Transit Workers Union (TWU), which covers 29 dispatchers. The contract was amendable on August 9, 2002. During the third quarter of 2002, the Company and TWU agreed to a five-year contract term on all issues except hourly wage rate and certain wage-related issues. By agreement of both parties, those issues were submitted to interest arbitration to determine wages for a three-year period. The Company hopes to have resolution to these issues in the fourth quarter of 2002.

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

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 99.1- Exhibit 99.2-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

Date: March 10, 2003

/s/ Terri K. Maupin

Terri K. Maupin
Staff Vice President/Finance and Controller

/s/ Bradley D. Tilden

Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

CERTIFICATIONS

I, John F. Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A for the period ending September 30, 2002 of Alaska Air Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

March 10, 2003	By	/s/John F. Kelly John F. Kelly Chief Executive Officer

I, Bradley D. Tilden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A for the period ending September 30, 2002 of Alaska Air Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

March 10, 2003	By	/s/Bradley D. Tilden Bradley D. Tilden Chief Financial Officer