Form 10-Q
period 2003-03-31
ALASKA AIR GROUP INC
filed 2003-05-15
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No   [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   [X]   No   [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The registrant has 26,605,733 common shares, par value $1.00, outstanding at March 31, 2003.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 6. Exhibits and Reports on Form 8-K
Signatures
EXHIBIT 4.1
EXHIBIT 4.3
EXHIBIT 4.4
EXHIBIT 4.5
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3
EXHIBIT 99.4

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS

	December 31,	March 31,
(In Millions)	2002	2003

Current Assets
Cash and cash equivalents	$269.0	$205.8
Marketable securities	366.8	409.8
Receivables - net	125.4	134.8
Inventories and supplies	71.9	67.8
Deferred income taxes	61.2	74.0
Prepaid expenses and other current assets	82.0	98.1

Total Current Assets	976.3	990.3

Property and Equipment
Flight equipment	2,066.4	2,155.3
Other property and equipment	430.9	432.9
Deposits for future flight equipment	93.5	89.6

	2,590.8	2,677.8
Less accumulated depreciation and amortization	811.4	838.5

Total Property and Equipment - Net	1,779.4	1,839.3

Intangible Assets	50.9	50.9

Other Assets	74.1	111.6

Total Assets	$2,880.7	$2,992.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	March 31,
(In Millions)	2002	2003

Current Liabilities
Accounts payable	$132.1	$139.5
Accrued aircraft rent	76.0	56.2
Accrued wages, vacation and payroll taxes	87.4	90.0
Other accrued liabilities	222.2	248.3
Air traffic liability	211.6	257.9
Current portion of long-term debt and capital lease obligations	48.6	39.9

Total Current Liabilities	777.9	831.8

Long-Term Debt and Capital Lease Obligations	856.7	979.0

Other Liabilities and Credits
Deferred income taxes	157.2	138.2
Deferred revenue	232.0	233.1
Other liabilities	201.2	210.0

	590.4	581.3

Shareholders’ Equity
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2002 - 29,309,726 shares
2003 - 29,342,020 shares	29.3	29.3
Capital in excess of par value	483.3	483.9
Treasury stock, at cost: 2002 and 2003 - 2,736,287 shares	(62.5)	(62.5)
Accumulated other comprehensive income (loss)	(80.2)	(80.2)
Retained earnings	285.8	229.5

	655.7	600.0

Total Liabilities and Shareholders’ Equity	$2,880.7	$2,992.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Three Months Ended March 31
(In Millions Except Per Share Amounts)	2002	2003

Operating Revenues
Passenger	$455.9	$475.5
Freight and mail	17.1	18.6
Other - net	27.1	24.6

Total Operating Revenues	500.1	518.7

Operating Expenses
Wages and benefits	202.9	227.1
Contracted services	24.7	25.7
Aircraft fuel	64.7	90.2
Aircraft maintenance	43.2	46.5
Aircraft rent	46.5	46.9
Food and beverage service	14.3	13.4
Commissions	12.4	3.3
Other selling expenses	30.2	27.2
Depreciation and amortization	32.3	32.4
Loss (gain) on sale of assets	(0.6)	0.1
Landing fees and other rentals	29.8	37.1
Other	49.3	47.4

Total Operating Expenses	549.7	597.3

Operating Loss	(49.6)	(78.6)

Nonoperating Income (Expense)
Interest income	4.4	0.6
Interest expense	(11.9)	(11.1)
Interest capitalized	0.2	0.8
Other - net	4.5	0.4

	(2.8)	(9.3)

Loss before income tax and accounting change	(52.4)	(87.9)
Income tax benefit	(18.7)	(31.6)

Loss before accounting change	(33.7)	(56.3)
Cumulative effect of accounting change	(51.4)	—

Net Loss	$(85.1)	$(56.3)

Basic and Diluted Loss Per Share:
Loss before accounting change	$(1.27)	$(2.12)
Cumulative effect of accounting change	$(1.94)	—

Net Loss Per Share	$(3.21)	$(2.12)

Shares used for computation:
Basic and diluted	26.532	26.582

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	Income (Loss)	Earnings	Total

Balances at December 31, 2002	26.573	$29.3	$483.3	$(62.5)	$(80.2)	$285.8	$655.7

Net loss for the three months ended March 31, 2003						(56.3)	(56.3)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					2.9
Reclassification to earnings					(0.1)
Income tax effect					(1.1)

					1.7		1.7

Related to fuel hedges:
Change in fair value					6.2
Reclassification to earnings					(9.1)
Income tax effect					1.2

					(1.7)		(1.7)

Total comprehensive loss							(56.3)
Stock issued under stock plans	0.033		0.6				0.6

Balances at March 31, 2003	26.606	$29.3	$483.9	$(62.5)	$(80.2)	$229.5	$600.0

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

Three Months Ended March 31 (In Millions)	2002	2003

Cash flows from operating activities:
Net loss	$(85.1)	$(56.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	51.4	—
Depreciation and amortization	32.3	32.4
Amortization of airframe and engine overhauls	15.5	15.2
Loss (gain) on marketable securities	1.0	(1.7)
Changes in derivative fair values	(3.5)	1.2
Loss on sale of assets	(0.6)	0.1
Decrease in deferred income taxes	(10.0)	(31.7)
Increase in accounts receivable	(21.0)	(9.5)
Increase in other current assets	(34.0)	(11.0)
Increase in air traffic liability	50.3	46.3
Increase (decrease) in other current liabilities	(36.1)	13.2
Increase (decrease) in deferred revenue and other-net	12.0	(3.0)

Net cash used in operating activities	(27.8)	(4.8)

Cash flows from investing activities:
Proceeds from disposition of assets	1.9	0.8
Purchases of marketable securities	(117.7)	(171.8)
Sales and maturities of marketable securities	22.2	131.6
Property and equipment additions:
Aircraft purchase deposits	—	(9.3)
Capitalized overhauls	(11.9)	(22.5)
Aircraft	—	(59.3)
Other flight equipment	(8.3)	(10.9)
Other property	(7.2)	(5.5)
Aircraft deposits returned	21.9	1.2
Restricted deposits and other	(2.2)	(22.4)

Net cash used in investing activities	(101.3)	(168.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	150.0
Offering costs in connection with issuance of long-term debt	—	(4.5)
Long-term debt and capital lease payments	(7.6)	(36.4)
Proceeds from issuance of common stock	0.3	0.6

Net cash provided by (used in) financing activities	(7.3)	109.7

Net change in cash and cash equivalents	(136.4)	(63.2)
Cash and cash equivalents at beginning of period	490.8	269.0

Cash and cash equivalents at end of period	$354.4	$205.8

Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$9.9	$7.8
Income taxes	—	—
Noncash investing and financing activities	None	None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Alaska Air Group, Inc. (the Company or Air Group) include the accounts of our principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). These interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments have been made which are necessary to present fairly the financial position of the Company as of March 31, 2003, as well as the results of its operations for the three months ended March 31, 2002 and 2003. The adjustments made were of a normal recurring nature.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates include assumptions used to record liabilities, expenses and revenue associated with the Company’s Mileage Plan, estimated useful lives of property and equipment and the amounts of certain accrued liabilities. Actual results may differ from these estimates.

Change in Accounting Principle

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In connection with the adoption of this statement, the Company determined that all of its goodwill was impaired. As a result, effective January 1, 2002, the Company recorded a one-time, non-cash charge of $51.4 million ($12.5 million Alaska and $38.9 million Horizon) to write-off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the Consolidated Statement of Operations for the three months ended March 31, 2002.

New Accounting Standards

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. Additionally, this Interpretation clarifies the requirements for recognizing a liability at the inception of the guarantee equal to the fair value of the obligation undertaken in issuing the guarantee and incorporates the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” Disclosures under Interpretation No. 45 are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, the adoption of the liability recognition provision of Interpretation No. 45 had no significant impact on the financial condition and results of operations of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. This Interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any entities will be consolidated as a result of Interpretation No. 46.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The Company is currently evaluating SFAS No. 149 to determine its impact on the financial condition and results of operations of the Company.

Note 2. Prepaid Expenses and Other Assets

At December 31, 2002 and March 31, 2003, prepaid expenses and other assets included prepaid aircraft rent of $30.4 million and $51.2 million, respectively.

Note 3. Stock Option Plans

The Company has three stock option plans that provide for the grant of options to purchase Air Group common stock at stipulated prices on the date of the grant by certain officers and key employees of Air Group and its subsidiaries. The Company applies the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for these plans as the exercise price of options equals the fair market value on the date of grant.

Had compensation cost for the Company’s stock options been determined in accordance with Statement of Financial Accounting Standards No. 123, loss before accounting change and applicable loss per share (EPS) would have been increased to the pro forma amounts indicated below (in millions except per share amounts):

	March 31, 2002	March 31, 2003

Loss before accounting change:
As reported	$(33.7)	$(56.3)
Pro forma	(35.1)	(57.9)
Net loss:
As reported	$(85.1)	$(56.3)
Pro Forma	(86.5)	(57.9)

	March 31, 2002	March 31, 2003

Basic and diluted loss per share before accounting change:
As reported	$(1.27)	$(2.12)
Pro forma	(1.32)	(2.18)
Basic and diluted loss per share:
As reported	$(3.21)	$(2.12)
Pro forma	(3.26)	(2.18)

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. During the fourth quarter of 2002, the Company adopted the disclosure provisions of SFAS No. 148 and is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to transition to that method. If the Company had adopted the prospective transition method as prescribed by SFAS No. 148 in the first quarter of 2003, compensation expense of $0.1 million would have been recorded on an after-tax basis, and would have had an insignificant impact on the Company’s loss per share.

Note 4. Frequent Flyer Program

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions (in millions):

	December 31, 2002	March 31, 2003

Current Liabilities:
Other accrued liabilities	$87.0	$98.5
Other Liabilities and Credits:
Deferred revenue	183.9	186.8
Other liabilities	32.1	26.0

Total	$303.0	$311.3

Note 5. Loss Per Share

Loss per share (EPS) calculations were as follows (in millions except per share amounts). The calculation is the same for basic and diluted EPS. Stock options are excluded from the calculation of diluted EPS because they are antidilutive and they represented 3.0 million and 3.7 million shares, respectively, for the three months ended March 31, 2002 and 2003.

	Three Months Ended March 31,
	2002	2003

Basic and Diluted
Loss before accounting change	$(33.7)	$(56.3)
Weighted average shares outstanding	26.532	26.582

Loss per share before accounting change	$(1.27)	$(2.12)

Note 6. Operating Segment Information

Operating segment information for Alaska and Horizon for the three months ended March 31 was as follows (in millions):

	2002	2003

Operating revenues:
Alaska	$412.2	$427.0
Horizon	93.2	98.9
Elimination of intercompany revenues	(5.3)	(7.2)

Consolidated	$500.1	$518.7

Loss before income tax and accounting change:
Alaska	$(41.7)	$(70.6)
Horizon	(10.2)	(15.3)
Other	(0.5)	(2.0)

Consolidated	$(52.4)	$(87.9)

Total assets at end of period:
Alaska	$2,730.0	$2,853.5
Horizon	229.4	262.1
Other	808.7	828.6
Elimination of intercompany accounts	(889.0)	(952.1)

Consolidated	$2,879.1	$2,992.1

Note 7. Long-Term Debt and Capital Lease Obligations

At December 31, 2002, and March 31, 2003, long-term debt and capital lease obligations were as follows (in millions):

	December 31,	March 31,
	2002	2003

Fixed rate notes payable due through 2015	$439.9	$410.0
Variable rate notes payable due through 2018	453.6	448.8
Senior convertible notes due through 2023	—	150.0

Long-term debt	893.5	1,008.8
Capital lease obligations	11.8	10.1
Less current portion	(48.6)	(39.9)

	$856.7	$979.0

On March 21, 2003, the Company completed the private placement of $150.0 million of floating rate senior convertible notes due 2023 (the Notes). The private placement was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended. The Notes bear cash interest at a variable rate of interest of 3-month LIBOR plus 2.5% (3.79% at March 31, 2003) for the first five years from date of issuance. Thereafter, the Notes will cease bearing cash interest and will increase daily by the variable yield, which will equal the variable interest rate, up to a maximum of 5.25%, to produce the variable principal amount.

The Notes are convertible into shares of the Company’s common stock at the option of the holder (or cash, at the Company’s option) only upon the occurrence of certain events which include the Company’s common stock trading at a value for a 20 day period greater than the conversion price in a 30 day period ending on the fiscal quarter, the Company obtaining a low credit rating as defined, upon redemption of the Notes, or upon certain corporate transactions. The conversion price is equal to the original or variable principal, divided by 38.4615. At date of issuance, the conversion price was equal to $26.00 per share. Upon conversion, the Company may deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company may redeem all or a portion of the Notes in cash or common stock or a combination of cash and common stock at any time on or after the third anniversary of the issuance of the Notes. In addition, holders may require the Company to purchase all or a portion of their Notes on the 5th, 10th and 15th anniversaries of the issuance of the Notes and upon the occurrence of a change of control or tax event at principal plus accrued interest.

The Notes are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured indebtedness.

Net proceeds from the offering totaled $145.5 million. Approximately $22.3 million of these net proceeds are restricted to collateralize interest payments for the first three years and are reported as restricted cash ($4.3 million recorded in prepaid expenses and other assets and $18.0 million in other assets) in the Consolidated Balance Sheet as of March 31, 2003.

Note 8. Contingencies

Oakland Maintenance Investigation

 In December 1998, the U.S. Attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base. In January 2000, the investigation was expanded to include the aircraft involved in the loss of Flight 261. The Federal Aviation Administration (FAA) separately proposed a civil penalty in connection with the 1998 maintenance activities, which Alaska and the FAA have settled for an agreed amount. In December 2001, the U.S. Attorney notified Alaska that the evidence it had gathered relative to the 1998 maintenance activities did not warrant the filing of criminal charges, and closed that part of the investigation. The U.S. Attorney also placed the portion of its investigation related to Flight 261 on inactive status, with the possibility of reactivating and reviewing the matter when the National Transportation Safety Board (NTSB) issued its final report on the accident. Accordingly, following the final NTSB hearing on the Flight 261 investigation in December 2002, the U.S. Attorney’s Office reactivated the matter in order to review it in light of the final NTSB report.

Flight 261 Litigation

 Alaska is a defendant in a number of lawsuits relating to the loss of Flight 261 on January 31, 2000. Representatives of all 88 passengers and crew on board have filed cases against Alaska, the Boeing Company, and others. The suits were originally filed in various state and federal courts in Alaska, California, Washington and Illinois. Since then, they have all been consolidated in the U.S. District Court for the Northern District of California. The suits seek unspecified compensatory and punitive damages. In May 2001, the judge presiding over the majority of the cases ruled that punitive damages are not available against Alaska. Alaska has settled the majority of these cases and continues in its efforts to settle the remaining ones. Trial on the remaining cases is set for July 2003. Consistent with industry standards, the Company maintains insurance against aircraft accidents.

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

Note 9. Subsequent Event

On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes a $2.3 billion one-time cash payment which will be allocated to air carriers based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. The Company believes its share of the grant will range between $60.0 million and $70.0 million, and is expected to be received during the second quarter of 2003.

Alaska Airlines Financial and Statistical Data

	Three Months Ended March 31

			%
Financial Data (in millions):	2002	2003	Change

Operating Revenues:
Passenger	$374.0	$387.0	3.5%
Freight and mail	15.9	17.4	9.4%
Other - net	22.3	22.6	1.3%

Total Operating Revenues	412.2	427.0	3.6%

Operating Expenses:
Wages and benefits	165.7	188.0	13.5%
Contracted services	21.8	20.7	-5.0%
Aircraft fuel	55.2	76.9	39.3%
Aircraft maintenance	35.6	37.9	6.5%
Aircraft rent	31.8	30.5	-4.1%
Food and beverage service	13.9	12.9	-7.2%
Commissions	14.2	8.2	-42.3%
Other selling expenses	24.9	21.9	-12.0%
Depreciation and amortization	28.2	28.5	1.1%
Loss on sale of assets	—	0.3	NM
Landing fees and other rentals	23.6	28.7	21.6%
Other	36.3	34.1	-6.1%

Total Operating Expenses	451.2	488.6	8.3%

Operating Loss	(39.0)	(61.6)	57.9%

Interest income	5.0	1.2
Interest expense	(11.9)	(11.3)
Interest capitalized	0.1	0.7
Other - net	4.1	0.4

	(2.7)	(9.0)

Loss Before Income Tax and Accounting Change	$(41.7)	$(70.6)	69.3%

Operating Statistics:
Revenue passengers (000)	3,193	3,258	2.0%
RPMs (000,000)	2,977	3,143	5.6%
ASMs (000,000)	4,467	4,708	5.4%
Passenger load factor	66.7%	66.7%	0.0pts
Breakeven load factor	76.0%	80.5%	4.5pts
Yield per passenger mile	12.56 ¢	12.31 ¢	-2.0%
Operating revenue per ASM	9.23 ¢	9.07 ¢	-1.7%
Operating expenses per ASM	10.10 ¢	10.38 ¢	2.7%
Operating expenses per ASM excluding fuel	8.87 ¢	8.75 ¢	-1.3%
Fuel cost per gallon	73.6 ¢	99.1 ¢	34.7%
Fuel gallons (000,000)	75.0	77.6	3.5%
Average number of employees	9,815	9,988	1.8%
Aircraft utilization (blk hrs/day)	10.1	10.3	2.4%
Operating fleet at period-end	102	106	3.9%

NM = Not Meaningful

Horizon Air Financial and Statistical Data

	Three Months Ended March 31

			%
Financial Data (in millions):	2002	2003	Change

Operating Revenues:
Passenger	$86.3	$94.0	8.9%
Freight and mail	1.2	1.2	0.0%
Other - net	5.7	3.7	-35.1%

Total Operating Revenues	93.2	98.9	6.1%

Operating Expenses:
Wages and benefits	37.3	39.1	4.8%
Contracted services	3.9	6.6	69.2%
Aircraft fuel	9.5	13.3	40.0%
Aircraft maintenance	7.6	8.6	13.2%
Aircraft rent	14.8	16.4	10.8%
Food and beverage service	0.4	0.5	25.0%
Commissions	2.3	0.6	-73.9%
Other selling expenses	5.3	5.3	0.0%
Depreciation and amortization	3.9	3.6	-7.7%
Gain on sale of assets	(0.6)	(0.2)	NM
Landing fees and other rentals	6.4	8.7	35.9%
Other	12.7	11.5	-9.4%

Total Operating Expenses	103.5	114.0	10.1%

Operating Loss	(10.3)	(15.1)	46.6%

Interest expense	(0.5)	(0.3)
Interest capitalized	0.2	0.1
Other - net	0.4	—

	0.1	(0.2)

Loss Before Income Tax and Accounting Change	$(10.2)	$(15.3)	50.0%

Operating Statistics:
Revenue passengers (000)	1,095	1,088	-0.6%
RPMs (000,000)	329	357	8.6%
ASMs (000,000)	531	616	15.9%
Passenger load factor	62.0%	58.1%	-3.9	pts
Breakeven load factor	69.5%	68.3%	-1.2	pts
Yield per passenger mile	26.22 ¢	26.30 ¢	0.3%
Operating revenue per ASM	17.55 ¢	16.07 ¢	-8.5%
Operating expenses per ASM	19.49 ¢	18.53 ¢	-4.9%
Operating expenses per ASM excluding fuel	17.70 ¢	16.37 ¢	-7.5%
Fuel cost per gallon	77.2 ¢	102.0 ¢	32.1%
Fuel gallons (000,000)	12.3	13.0	5.7%
Average number of employees	3,452	3,415	-1.1%
Aircraft utilization (blk hrs/day)	7.1	7.8	9.9%
Operating fleet at period-end	62	59	-4.8%

NM = Not Meaningful

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are indicated by phrases such as “will,” “should,” “the Company believes,” “we expect” or any other language indicating a prediction of future events. There can be no assurance that actual developments will be those anticipated by the Company. Actual results could differ materially from those projected as a result of a number of factors, some of which the Company cannot predict or control. For a discussion of these factors, please see Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

First Quarter 2003 Compared with First Quarter 2002

During the first quarter of 2003, the Company’s financial performance continued to be adversely affected by weak economic conditions and a continued negative impact from the 2001 terrorist attacks. In addition, the U.S. war in Iraq further adversely affected the financial performance of Alaska Air Group and the airline industry. The consolidated net loss for the first quarter of 2003 was $56.3 million, or $2.12 per share, compared with a net loss of $85.1 million, or $3.21 per share, in 2002. The 2002 net loss includes the write-off of all of the Company’s goodwill ($51.4 million) in accordance with SFAS No. 142 (see Note 1 to the consolidated financial statements). Excluding this goodwill write-off, net loss for 2002 was $33.7 million, or $1.27 per share. The consolidated operating loss for the first quarter of 2003 was $78.6 million compared with an operating loss of $49.6 million for 2002. Financial and statistical data for Alaska and Horizon is shown on pages 13 and 14, respectively. A discussion of this data follows.

Alaska Airlines Revenues

Operating revenue increased $14.8 million, or 3.6%, during 2003 as compared to 2002. Available seat miles (ASMs or Capacity) increased 12.2% in January, 2.8% in February and 1.7% in March as compared to the same periods in 2002. For the quarter, capacity increased 5.4% and revenue passenger miles (RPM’s or Traffic) increased 5.6% as compared to the same period in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Denver, Newark and Miami) and an increase in service in the Mexican and Canadian markets, partially offset by lower capacity in virtually all other markets. Traffic increases primarily reflect service to new cities and traffic increases between the U.S. mainland and Mexico, Canada and Anchorage/Fairbanks, partially offset by decreases in traffic in Northern California, Southern California and Arizona. Passenger load factor remained consistent in 2003 compared to 2002 at 66.7%.

Yield per passenger mile was down 2.0% due to a combination of fewer business fares and a drop off in demand caused by the U.S. war in Iraq and a continued slow U.S. economy. Higher traffic combined with lower yields resulted in a $13.0 million, or 3.5% increase in passenger revenues.

Freight and mail revenues increased $1.5 million, or 9.4%, due to higher freight and mail volumes attributable to a reduction of security restrictions. Other-net revenues increased $0.3 million, or 1.3%, due largely to increased revenue from the sale of miles in Alaska’s frequent flyer program.

Alaska Airlines Expenses

For the quarter, total operating expenses increased $37.4 million, or 8.3%, as compared to the same period in 2002. This increase is due largely to a 5.4% increase in ASMs combined with higher fuel and wage and benefit costs. Operating expense per ASM excluding fuel decreased 1.3% as compared to the same period in 2002. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $22.3 million, or 13.5%, due to an 11.5% increase in average wages and benefits per employee combined with a 1.8% increase in the average number of employees. The increase in average wages and benefits per employee is due principally to higher pension costs related to our defined benefit plans, higher health insurance and workers compensation costs and scale and step increases for employees represented under collective bargaining agreements.

•	Aircraft fuel increased $21.7 million, or 39.3%, due to a 34.7% increase in the fuel cost per gallon and a 3.5% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing $8.5 million in hedging gains during the first quarter of 2003, of which $7.8 million is reflected in aircraft fuel and $0.7 million is reflected in other-net. For the remainder of 2003, Air Group has fuel hedges in place for 35% of its expected fuel consumption, principally crude oil swaps at prices below $22 per barrel.

•	Aircraft maintenance increased $2.3 million, or 6.5%, due to increases in the number of airframe checks and outside repairs on major aircraft components.

•	Commissions decreased $6.0 million, or 42.3%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels. In 2003, 46.2% of Air Group ticket sales were made through traditional travel agents, compared to 53.1% in 2002. In 2003, 24.9% of the ticket sales were made through Alaska’s Internet web site compared to 18.8% in 2002.

•	Other selling expenses decreased $3.0 million, or 12.0%, due to lower customer reservation system costs and mileage plan selling costs partially offset by increases in credit card commissions and advertising expenses.

•	Landing fees and other rentals increased $5.1 million, or 21.6%. The 2002 results include a $2.2 million credit from adjusting a December 2001 accrual due to a year-end airport assessment coming in lower than expected. Absent this amount, landing fees and other rentals increased 11.2%. The higher rates reflect modest volume growth and an increase in airports’ cost of operations including facility expansion initiatives and increased costs for security.

•	Other expense decreased $2.2 million, or 6.1%, primarily reflecting lower expenditures for insurance, supplies, data and communications and foreign exchange gains, partially offset by an increase in expenditures for property taxes, professional services and per diems. Insurance expense decreases are a reflection of several factors including additional coverage from government aviation insurance programs and competitive pressures in the aviation insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Horizon Air Revenues

Operating revenues increased $5.7 million, or 6.1%, as compared to 2002. For first quarter 2003, capacity increased 15.9% and traffic was up 8.6%, compared to the first quarter of 2002 resulting in a 3.9 percentage point decrease in load factor. Passenger yield increased slightly, and combined with the increase in traffic, resulted in an increase in passenger revenue of $7.7 million, or 8.9%.

Other-net revenues decreased $2.0 million, or 35.1%, primarily due to manufacturer support received in 2002 as compensation for delays in the delivery of CRJ 700 aircraft, which did not recur in 2003.

Horizon Air Expenses

Operating expenses increased $10.5 million, or 10.1%, as compared to the same period in 2002. This increase is due largely to a 15.9% increase in ASMs combined with higher fuel costs. Operating expenses per ASM excluding fuel decreased 7.5% as compared to the same period in 2002. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $1.8 million, or 4.8%, due to a 5.9% increase in average wages and benefits per employee, offset by a 1.1% reduction in the number of employees. The increase in average wages and benefits per employee reflects increases in average wages and an increase in group insurance for covered employees.

•	Aircraft fuel increased $3.8 million, or 40.0%, due to a 32.1% increase in the cost per gallon of fuel and a 5.7% increase in gallons consumed. Air Group’s fuel hedging program resulted in the recognition of $1.4 million in hedging gains for Horizon during the first quarter of 2003, of which $1.3 million is reflected in aircraft fuel and $0.1 million is reflected in other-net. For the remainder of 2003, Air Group has fuel hedges in place for 35% of its expected fuel consumption, principally crude oil swaps at prices below $22 per barrel.

•	Aircraft maintenance expense increased $1.0 million, or 13.2%, primarily due to planned heavy checks on Q400 and CRJ-700 aircrafts and a series of engine repairs on both aircraft types.

•	Aircraft rent increased $1.6 million, or 10.8%, due to the addition of five CRJ-700’s as compared to 2002.

•	Commissions decreased $1.7 million, or 73.9%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels.

•	Landing fees and other rentals increased $2.3 million, or 35.9%. The 2002 results include a $0.9 million credit from adjusting a December 2001 accrual due to a year-end airport assessment coming in lower than expected. Absent this amount, landing fees and other rentals increased 19.1%. The higher rates reflect modest volume growth and an increase in airports’ cost of operations including facility expansion initiatives and increased costs for security.

Consolidated Nonoperating Income (Expense)

Net nonoperating items were $2.8 million expense in 2002 compared to $9.3 million expense in 2003. Interest income decreased $3.8 million due principally to lower interest rates and an adjustment of premium and discount amortization on the Company’s marketable securities portfolio. Interest expense (net of capitalized interest) decreased $1.4 million, or 12.0%, due to decreases in 2003 variable interest rates in 2003. Other-net includes $2.2 million and $0.7 million in gains resulting from hedge ineffectiveness on fuel hedging contracts in 2002 and 2003, respectively. In 2002, the Company received a $1.4 million insurance recovery and a $0.9 million gain on conversion of Equant N.V. shares (a telecommunications network company owned by many airlines).

Consolidated Income Tax Benefit

Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of air fares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 35.9% tax rate for the first quarter of 2003, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and our forecast of pretax income. We evaluate this rate each quarter and make adjustments when necessary.

Critical Accounting Policies

For more information on the Company’s critical accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2002	March 31, 2003	Change

	(In millions, except debt-to-capital amounts)
Cash and marketable securities	$635.8	$615.6	$(20.2)
Working capital	198.4	158.5	(39.9)
Long-term debt and capital lease obligations*	856.7	979.0	122.3
Shareholders’ equity	655.7	600.0	(55.7)
Book value per common share	$24.68	$22.55	$(2.13)
Debt-to-capital*	57%:43%	62%:38%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent*	77%:23%	79%:21%	NA

*     Excludes current portion of long-term debt and capital lease obligations

The Company has various options available to meet its capital and operating commitments in 2003, including cash and marketable securities on hand at March 31, 2003 of $615.6 million. In addition, to supplement cash requirements, the Company periodically considers various borrowing or leasing options. In the first quarter of 2003, the Company completed a private placement of $150.0 million of floating rate senior convertible notes due 2023 to provide additional liquidity to be used in the Company’s operations (see discussion below in “Cash Provided by Financing Activities” and in Note 7, “Long-Term Debt and Capital Lease Obligations” in the Notes to the Consolidated Financial Statements).

During the first quarter of 2003, shareholders’ equity decreased $55.7 million due principally to the net loss of $56.3 million.

Cash Used in Operating and Investing Activities

During the first quarter of 2003, net cash used in operating activities was $4.8 million, primarily reflecting the first quarter net loss of $56.3 million. Cash used in investing activities totaled $168.1 million, reflecting capital expenditures of $106.3 million, restricted cash deposits and other of $22.4 million and purchases of marketable securities of $171.8 million, partially offset by sales and maturities of marketable securities of $131.6 million and cash provided by disposition of assets of $0.8 million.

Cash Provided by Financing Activities

In 2003, cash provided by financing activities was $109.7 million reflecting new debt issuances of $150.0 million, partially offset by offering costs of $4.5 million and long-term debt and capital lease payments of $36.4 million. On March 21, 2003, the Company completed the private placement of $150 million of floating rate senior convertible notes due 2023. The private placement was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from the offering were $145.5 million, of which $22.3 million are restricted to collateralize three years worth of interest payments and are reported as restricted cash ($4.3 million recorded in prepaid expenses and other assets and $18.0 million in other assets) in the Consolidated Balance Sheet as of March 31, 2003. See

Note 7, “Long-Term Debt and Capital Lease Obligations” in the Notes to Consolidated Financial Statements for additional discussion of this offering transaction.

Commitments - At March 31, 2003, the Company had firm orders for 28 aircraft requiring aggregate payments of approximately $532.5 million, as set forth below. In addition, Alaska has options to acquire 26 additional B737s, and Horizon has options to acquire 15 Dash 8-400s and 25 CRJ 700s. Alaska expects to finance the new planes with leases, long-term debt or internally generated cash. Horizon expects to finance its new aircraft with operating leases.

		Delivery Period - Firm Orders

				Beyond
Aircraft	2003	2004	2005	2005	Total

Boeing 737-700	6	—	—	—	6
Boeing 737-900	5	3	—	—	8
Bombardier CRJ 700	2	6	6	—	14

Total	13	9	6	—	28

Payments (Millions)	$171.7	$251.9	$108.4	$0.5	$532.5

     The Company has a purchase commitment that may trigger a liability under certain events of default. The executory contract for the purchase commitment is not an obligation of the Company until the aircraft is delivered. As a result, the purchase commitment is not included in current and long-term debt or deposits for future flight equipment in the Consolidated Balance Sheet.

The following table is a summary of the Company’s material contractual obligations as of March 31, 2003 for the remainder of 2003 and by fiscal year:

	Contractual Payments Due by Period

						Beyond
(in millions)	2003	2004	2005	2006	2007	2007	Total

Long-term debt	$25.3	$185.7	$38.8	$41.6	$44.5	$666.8	$1,002.7
Capital lease obligations	1.7	8.0	—	—	—	—	9.7
Operating lease commitments	127.4	221.4	205.0	192.3	170.0	1,213.9	2,130.0
Aircraft purchase commitments	171.7	251.9	108.4	0.5	—	—	532.5

Total	$326.1	$667.0	$352.2	$234.4	$214.5	$1,880.7	$3,674.9

New Accounting Standards – In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This statement is effective for the Company beginning January 1, 2003. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This

Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. Additionally, this Interpretation clarifies the requirements for recognizing a liability at the inception of the guarantee equal to the fair value of the obligation undertaken in issuing the guarantee and incorporates the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. Disclosures under Interpretation No. 45 are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, the adoption of the liability recognition provision of Interpretation No. 45 had no significant impact on the financial condition and results of operations of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. This Interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any entities will be consolidated as a result of Interpretation No. 46.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. During the fourth quarter of 2002, the Company adopted the disclosure provisions of SFAS 148 and is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to transition to that method.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The Company is currently evaluating SFAS No. 149 to determine its impact on the Company.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

On March 21, 2003, the Company completed the private placement of $150.0 million of floating rate senior convertible notes due 2023. The private placement was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from the offering were $145.5 million, of which $22.3 million are restricted to collateralize three years worth of interest payments and are reported as restricted cash ($4.3 million recorded in prepaid expenses and other assets and $18.0 million in other assets) in the Consolidated Balance Sheet as of March 31, 2003. See Note 7, “Long-Term Debt and Capital Lease Obligations” in the Notes to Consolidated Financial Statements for additional discussion of this offering transaction.

The Company utilizes financial derivative instruments as hedges to decrease its exposure to jet fuel price increases. The Company accounts for its fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as

amended). At March 31, 2003, the Company had swap agreements for crude oil contracts in place to hedge approximately 35% of its 2003 expected jet fuel requirements. Under SFAS No. 133, all changes in fair value that are considered to be effective are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed. The fair value of the Company’s hedge instruments at March 31, 2003 was a net asset of approximately $15 million, which is recorded in prepaid expenses and other assets in the Consolidated Balance Sheet as of March 31, 2003.

During the three months ended March 31, 2002 and March 31, 2003, the Company recognized $0.6 million in realized hedging losses and $9.1 million in realized hedging gains, respectively. These amounts are reflected in aircraft fuel in the Consolidated Statements of Operations. During the three months ended March 31, 2002 and March 31, 2003, the Company recorded $2.2 million and $0.7 million, respectively, in gains related to the ineffectiveness of the Company’s hedges. These amounts are recorded as non-operating income (expense) in other-net in the Consolidated Statements of Operations.

At March 31, 2003, the fair value of the Company’s financial hedging instruments was a net asset of approximately $15.0 million, which is reflected in prepaid expenses and other current assets in the Consolidated Balance Sheet.

In the first quarter of 2003, the Company recorded unrealized hedging losses of $1.7 million net of tax. This amount is reflected in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet.

ITEM 4. Controls and Procedures

In the 90-day period before the filing of this report, the chief executive officer and chief financial officer of the Company (collectively, the certifying officers) have evaluated the effectiveness of the Company’s disclosure controls and procedures and have reviewed significant changes in internal control. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Oakland Maintenance Investigation

In December 1998, the U.S. Attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base. In January 2000, the investigation was expanded to include the aircraft involved in the loss of Flight 261. The Federal Aviation Administration (FAA) separately proposed a civil penalty in connection with the 1998 maintenance activities, which Alaska and the FAA have settled for an agreed amount. In December 2001, the U.S. Attorney notified Alaska that the evidence it had gathered relative to the 1998 maintenance activities did not warrant the filing of criminal charges, and closed that part of the investigation. The U.S. Attorney also placed the portion of its investigation related to Flight 261 on inactive status, with the possibility of reactivating and reviewing the matter when the National Transportation Safety Board (NTSB) issued its final report on the accident. Accordingly, following the final NTSB hearing on the Flight 261 investigation in December 2002, the U.S. Attorney’s Office reactivated the matter in order to review it in light of the final NTSB report.

Flight 261 Litigation

Alaska is a defendant in a number of lawsuits relating to the loss of Flight 261 on January 31, 2000. Representatives of all 88 passengers and crew on board have filed cases against Alaska, the Boeing Company, and others. The suits were originally filed in various state and federal courts in Alaska, California, Washington and Illinois. Since then, they have all been consolidated in the U.S. District Court for the Northern District of California. The suits seek unspecified compensatory and punitive damages. In May 2001, the judge presiding over the majority of the cases ruled that punitive damages are not available against Alaska. Alaska has settled the majority of these cases and continues in its efforts to settle the remaining ones. Trial on the remaining cases is set for July 2003. Consistent with industry standards, the Company maintains insurance against aircraft accidents.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)  On January 6, 2003, February 18, 2003 and March 14, 2003, reports on Form 8-K were filed discussing estimated financial results under regulation FD disclosure. On February 18, 2003, the Company announced that William S. Ayer would succeed John F. Kelly on May 20, 2003 as Chairman and Chief Executive Officer of Alaska Air Group.

(b)  On January 30, 2003, a report on Form 8-K was filed to furnish Alaska Air Group, Inc.’s press release reporting financial results for the quarter and calendar year ended December 31, 2002, including supplemental data in connection with the restated 2002 and 2001 quarterly information.

(c)  On March 12, 2003, a report on Form 8-K was filed disclosing Alaska Air Group, Inc.’s Board of Directors vote to increase the size of the board of directors from 12 to 13 and to appoint Jessie J. Knight Jr. to fill the additional seat on the corporation’s board of directors.

(d)  On March 18, 2003, a report on Form 8-K was filed to incorporate a press release filed on March 17, 2003 discussing Alaska Air Group, Inc.’s intentions to make a private offering of floating rate senior convertible notes due 2023.

(e)  On March 19, 2003, a report on Form 8-K was filed to incorporate a press release filed on March 18, 2003 announcing the pricing of the Company’s intention to make a private offering of floating rate senior convertible notes due 2023.

(f)  On March 25, 2003, a report on Form 8-K was filed to incorporate a press release filed on March 21, 2003 announcing the closing of a private offering of floating rate senior convertible notes due 2023.

(g)  Exhibit 4.1- Indenture dated as of March 21, 2003 between Alaska Air Group, Inc. and U.S. Bank National Association, as Trustee, relating to senior convertible notes due 2023.

(h)  Exhibit 4.2- Form of Senior Convertible Note due 2023 (Exhibit A-2 to Indenture filed as Exhibit 4.1 above)

(i)  Exhibit 4.3- Registration Rights Agreement dated as of March 21, 2003 between Alaska Air Group, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and each of the Initial Purchasers of Senior Convertible Notes due 2023

(j)  Exhibit 4.4- Pledge Agreement dated as of March 21, 2003 between Alaska Air Group, Inc. in favor of U.S. Bank National Association relating to Senior Convertible Notes due 2023

(k)  Exhibit 4.5- Control Agreement dated as of March 21, 2003 Alaska Air Group, Inc. and U.S. Bank National Association relating to Senior Convertible Notes due 2023

(l)  Exhibit 99.1- Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(m)  Exhibit 99.2- Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(n)  Exhibit 99.3- Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(o)  Exhibit 99.4- Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          ALASKA AIR GROUP, INC.

Registrant

Date: May 14, 2003

/s/ Terri K. Maupin Terri K. Maupin Staff Vice President/Finance and Controller

/s/ Bradley D. Tilden Bradley D. Tilden Executive Vice President/Finance and Chief Financial Officer