Form 10-Q
period 2003-06-30
ALASKA AIR GROUP INC
filed 2003-08-11
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003.
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

Registrant’s telephone number, including area code: (206) 392-5040

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

     The registrant has 26,646,150 common shares, par value $1.00, outstanding at July 31, 2003.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in Item 1, “Business” of our most recent Annual Report on Form 10-K, all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I. FINANCIAL STATEMENTS
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS

	December 31,	June 30,
(In Millions)	2002	2003

Current Assets
Cash and cash equivalents	$269.0	$114.6
Marketable securities	366.8	606.9
Receivables — net	125.4	141.3
Inventories and supplies	71.9	70.1
Deferred income taxes	61.2	74.7
Prepaid expenses and other current assets	82.0	86.1

Total Current Assets	976.3	1,093.7

Property and Equipment
Flight equipment	2,066.4	2,279.8
Other property and equipment	430.9	441.7
Deposits for future flight equipment	93.5	80.3

	2,590.8	2,801.8
Less accumulated depreciation and amortization	811.4	870.1

Total Property and Equipment — Net	1,779.4	1,931.7

Intangible Assets	50.9	50.9

Other Assets	74.1	108.1

Total Assets	$2,880.7	$3,184.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	June 30,
(In Millions)	2002	2003

Current Liabilities
Accounts payable	$132.1	$124.3
Accrued aircraft rent	76.0	63.6
Accrued wages, vacation and payroll taxes	87.4	83.7
Other accrued liabilities	222.2	261.8
Air traffic liability	211.6	298.2
Current portion of long-term debt and capital lease obligations	48.6	62.0

Total Current Liabilities	777.9	893.6

Long-Term Debt and Capital Lease Obligations	856.7	1,016.2

Other Liabilities and Credits
Deferred income taxes	157.2	165.0
Deferred revenue	232.0	235.5
Other liabilities	201.2	230.8

	590.4	631.3

Shareholders’ Equity
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2002 - 29,309,726 shares 2003 - 29,377,068 shares	29.3	29.4
Capital in excess of par value	483.3	484.4
Treasury stock, at cost: 2002 and 2003 - 2,736,287 shares	(62.5)	(62.5)
Accumulated other comprehensive income (loss)	(80.2)	(82.7)
Retained earnings	285.8	274.7

	655.7	643.3

Total Liabilities and Shareholders’ Equity	$2,880.7	$3,184.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Three Months Ended June 30
(In Millions Except Per Share Amounts)	2002	2003

Operating Revenues
Passenger	$525.4	$556.9
Freight and mail	21.2	22.4
Other — net	29.1	29.8

Total Operating Revenues	575.7	609.1

Operating Expenses
Wages and benefits	211.8	232.5
Contracted services	22.4	24.4
Aircraft fuel	75.2	80.1
Aircraft maintenance	42.3	51.9
Aircraft rent	46.8	49.4
Food and beverage service	17.0	15.6
Commissions	11.5	3.5
Other selling expenses	33.5	29.0
Depreciation and amortization	34.0	33.1
Loss on sale of assets	0.1	—
Landing fees and other rentals	36.0	38.7
Other	50.1	46.9

Total Operating Expenses	580.7	605.1

Operating Income (Loss)	(5.0)	4.0

Nonoperating Income (Expense)
Interest income	5.7	5.4
Interest expense	(11.6)	(14.2)
Interest capitalized	0.6	0.7
U.S. government compensation	0.1	71.4
Other — net	6.4	5.5

	1.2	68.8

Income (loss) before income tax	(3.8)	72.8
Income tax (benefit) expense	(0.9)	27.6

Net Income (Loss)	$(2.9)	$45.2

Basic and Diluted Earnings (Loss) Per Share	$(0.11)	$1.70

Shares used for computation:
Basic	26.548	26.618
Diluted	26.548	26.619

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Six Months Ended June 30
(In Millions Except Per Share Amounts)	2002	2003

Operating Revenues
Passenger	$981.3	$1,032.4
Freight and mail	38.3	41.0
Other — net	56.2	54.4

Total Operating Revenues	1,075.8	1,127.8

Operating Expenses
Wages and benefits	414.7	459.6
Contracted services	47.1	50.1
Aircraft fuel	139.9	170.3
Aircraft maintenance	85.5	97.8
Aircraft rent	93.3	96.9
Food and beverage service	31.3	29.0
Commissions	23.9	6.8
Other selling expenses	63.7	56.2
Depreciation and amortization	66.3	65.5
Loss (gain) on sale of assets	(0.5)	0.1
Landing fees and other rentals	65.8	75.8
Other	99.4	94.3

Total Operating Expenses	1,130.4	1,202.4

Operating Loss	(54.6)	(74.6)

Nonoperating Income (Expense)
Interest income	10.1	6.0
Interest expense	(23.5)	(25.3)
Interest capitalized	0.8	1.5
U.S. government compensation	0.1	71.4
Other — net	10.9	5.9

	(1.6)	59.5

Loss before income tax and accounting change	(56.2)	(15.1)
Income tax (benefit)	(19.6)	(4.0)

Loss before accounting change	(36.6)	(11.1)
Cumulative effect of accounting change	(51.4)	—

Net Loss	$(88.0)	$(11.1)

Basic and Diluted Loss Per Share:
Loss before accounting change	$(1.38)	$(0.42)
Cumulative effect of accounting change	(1.94)	—

Net Loss Per Share	$(3.32)	$(0.42)

Shares used for computation:
Basic	26.540	26.600
Diluted	26.540	26.600

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	Income (Loss)	Earnings	Total

Balances at December 31, 2002:	26.573	$29.3	$483.3	$(62.5)	$(80.2)	$285.8	$655.7

Net loss for the six months ended June 30, 2003						(11.1)	(11.1)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					(3.0)
Reclassification to earnings					4.3
Income tax effect					(0.5)

					0.8		0.8

Related to fuel hedges:
Change in fair value					9.5
Reclassification to earnings					(14.8)
Income tax effect					2.0

					(3.3)		(3.3)

Total comprehensive loss							(13.6)
Stock issued under stock plans	0.068	0.1	1.1				1.2

Balances at June 30, 2003	26.641	$29.4	$484.4	$(62.5)	$(82.7)	$274.7	$643.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

Six Months Ended June 30 (In Millions)	2002	2003

Cash flows from operating activities:
Net loss	$(88.0)	$(11.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	51.4	—
Depreciation and amortization	66.3	65.5
Amortization of airframe and engine overhauls	31.0	32.8
Gain on marketable securities	—	(0.8)
Changes in derivative fair values	(8.5)	(0.4)
(Gain) loss on sale of assets	(0.5)	0.1
Decrease in deferred income taxes	(12.5)	(4.0)
Increase in accounts receivable	(16.3)	(15.9)
Increase in prepaid expenses and other current assets	(22.0)	(2.5)
Increase in air traffic liability	67.6	86.6
(Decrease) increase in other current liabilities	(4.4)	8.4
Increase in deferred revenue and other-net	17.5	28.3

Net cash provided by operating activities	81.6	187.0

Cash flows from investing activities:
Proceeds from disposition of assets	2.3	0.9
Purchases of marketable securities	(358.5)	(593.8)
Sales and maturities of marketable securities	93.0	354.9
Property and equipment additions:
Aircraft purchase deposits	(15.8)	(20.0)
Capitalized overhauls	(31.7)	(42.2)
Aircraft	(1.0)	(157.4)
Other flight equipment	(9.9)	(14.9)
Other property	(19.9)	(13.7)
Aircraft deposits returned	39.1	1.2
Restricted deposits and other	(6.6)	(25.7)

Net cash used in investing activities	(309.0)	(510.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	25.5	215.0
Offering costs in connection with issuance of long-term debt	—	(4.7)
Long-term debt and capital lease payments	(18.8)	(42.2)
Proceeds from issuance of common stock	0.3	1.2

Net cash provided by financing activities	7.0	169.3

Net change in cash and cash equivalents	(220.4)	(154.4)
Cash and cash equivalents at beginning of period	490.8	269.0

Cash and cash equivalents at end of period	$270.4	$114.6

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$23.6	$22.5
Income taxes	(20.8)	—
Noncash investing and financing activities	None	None

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Alaska Air Group, Inc. (Air Group) include the accounts of our principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). As used in these Notes to Consolidated Financial Statements, the terms “we”, “us”, “our” and similar terms refer to Air Group and, unless the context indicates otherwise, our subsidiaries. These interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments have been made which are necessary to present fairly our financial position as of June 30, 2003, as well as the results of our operations for the three and six months ended June 30, 2002 and 2003. The adjustments made were of a normal recurring nature.

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates made by us include assumptions used to record liabilities, expenses and revenue associated with our Mileage Plan, estimated useful lives of property and equipment and the amounts of certain accrued liabilities. Actual results may differ from our estimates.

Change in Accounting Principle

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In connection with the adoption of this statement, we determined that all of our goodwill was impaired. As a result, effective January 1, 2002, we recorded a one-time, non-cash charge of $51.4 million ($12.5 million for Alaska and $38.9 million for Horizon) to write-off all of our goodwill. This charge is reflected as a cumulative effect of accounting change in our Consolidated Statement of Operations for the six months ended June 30, 2002.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. This Interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. While we are still evaluating the impact of this Interpretation, we currently do not believe that any entities will be consolidated as a result of Interpretation No. 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and certain hedging activities under Statement 133. SFAS No. 149 is effective for certain contracts entered into or modified by us after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how we would classify and measure financial instruments with characteristics of both liabilities and equity and requires us to classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of a liability to encompass obligations that we can or must settle by issuing equity shares, depending on the nature of the relationship established between us and a holder of our stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have any impact on our financial condition or results of operations.

Note 2. Prepaid Expenses and Other Assets

At December 31, 2002 and June 30, 2003, our prepaid expenses and other assets included prepaid aircraft rent of $30.4 million and $43.0 million, respectively.

Note 3. Stock Option Plans

We have three stock option plans that provide for the grant of options to purchase Air Group common stock at stipulated prices on the date of the grant to certain officers and key employees of Air Group and its subsidiaries. We apply the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for these plans as the exercise price of options equals the fair market value on the date of grant.

The following table represents the effect of net income (loss) before accounting change, net income (loss) and earnings (loss) per share if we had applied the fair value based method and recognition provisions of SFAS No. 123 to our stock-based employee compensation (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Income (loss) before accounting change:
As reported	$(2.9)	$45.2	$(36.6)	$(11.1)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax	(1.5)	(1.5)	(2.9)	(3.2)

Pro forma income (loss) before accounting change	$(4.4)	$43.7	$(39.5)	$(14.3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net income (loss):
As reported	$(2.9)	$45.2	$(88.0)	(11.1)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.5)	(1.5)	(2.9)	(3.2)

Pro forma net income (loss)	$(4.4)	$43.7	$(90.9)	$(14.3)

Basic and diluted earnings (loss) per share before accounting change:
As reported	$(0.11)	$1.70	$(1.38)	$(0.42)
Pro forma	(0.16)	1.64	(1.49)	(0.54)
Basic and diluted earnings (loss) per share:
As reported	$(0.11)	$1.70	$(3.32)	$(0.42)
Pro forma	(0.16)	1.64	(3.43)	(0.54)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. During the fourth quarter of 2002, we adopted the disclosure provisions of SFAS No. 148 and we are currently evaluating SFAS No. 148 to determine if we will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when we will transition to that method. If we had adopted the prospective transition method as prescribed by SFAS No. 148 in the second quarter of 2003, compensation expense of $0.2 million and $0.4 million would have been recorded on an after-tax basis for the three and six months ended June 30, 2003, respectively, and would have had an insignificant impact on our earnings (loss) per share.

Note 4. Frequent Flyer Program

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions (in millions):

	December 31, 2002	June 30, 2003

Current Liabilities:
Other accrued liabilities	$87.0	$104.3
Other Liabilities and Credits:
Deferred revenue	183.9	190.4
Other liabilities	32.1	24.6

Total	$303.0	$319.3

Note 5. Earnings Per Share

Earnings (loss) per share (EPS) calculations were as follows (in millions except per share amounts). Stock options were excluded from the calculation of diluted EPS because they are antidilutive and they represented 3.2 million shares for the three and six month periods ended June 30, 2002, and 3.7 million shares for the three and six month periods ended June 30, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Basic
Income (loss) before accounting change	$(2.9)	$45.2	$(36.6)	$(11.1)
Weighted average shares outstanding	26.548	26.618	26.540	26.600

Earnings (loss) per share before accounting change	$(0.11)	$1.70	$(1.38)	$(0.42)

Diluted
Income (loss) before accounting change	$(2.9)	$45.2	$(36.6)	$(11.1)
Weighted average shares outstanding	26.548	26.618	26.540	26.600
Assumed exercise of stock options	—	.001	—	—

Diluted EPS shares	26.548	26.619	26.540	26.600

Earnings (loss) per share before accounting change	$(0.11)	$1.70	$(1.38)	$(0.42)

Diluted EPS excludes the assumed conversion of the convertible notes we issued on March 21, 2003 (See Note 7). Holders of these convertible notes have the option to require us to repurchase the securities on certain dates, the first being March 21, 2008. In the event that the security holders decide to exercise this option, we intend to satisfy the obligation with cash.

Note 6. Operating Segment Information

Operating segment information for Alaska and Horizon for the three and six month periods ended June 30 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Operating revenues:
Alaska	$478.7	$510.6	$890.9	$937.6
Horizon	103.1	110.7	196.3	209.6
Elimination of intercompany revenues	(6.1)	(12.2)	(11.4)	(19.4)

Consolidated	$575.7	$609.1	$1,075.8	$1,127.8

Income (loss) before income tax and accounting change:
Alaska	$(0.1)	$59.6	$(41.8)	$(11.0)
Horizon	(2.8)	15.7	(13.0)	0.4
Other	(0.9)	(2.5)	(1.4)	(4.5)

Consolidated	$(3.8)	$72.8	$(56.2)	$(15.1)

Total assets at end of period:
Alaska	$2,801.9	$3,033.3
Horizon	220.3	251.4
Other	795.4	871.6
Elimination of intercompany accounts	(872.1)	(971.9)

Consolidated	$2,945.5	$3,184.4

Note 7. Long-Term Debt and Capital Lease Obligations

At December 31, 2002, and June 30, 2003, long-term debt and capital lease obligations were as follows (in millions):

	December 31,	June 30,
	2002	2003

Fixed rate notes payable due through 2015	$439.9	$407.0
Variable rate notes payable due through 2018	453.6	511.1
Senior convertible notes due through 2023	—	150.0

Long-term debt	893.5	1,068.1
Capital lease obligations	11.8	10.1
Less current portion	(48.6)	(62.0)

	$856.7	$1,016.2

During the second quarter of 2003, we issued $65.0 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms of 15 years.

On March 21, 2003, we completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023 (the Notes). The private placement was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended and registered with the Securities and Exchange Commission using Form S-1 on July 18, 2003. The Notes bear interest for the first five years from date of issuance at a variable interest rate of 3-month LIBOR plus 2.5% (3.53% at June 30, 2003). This interest is paid quarterly in arrears. Thereafter, the Notes will cease bearing cash interest and instead, the principal value of the Notes will increase daily by the unpaid interest which will be calculated at LIBOR plus 2.5%, up to a maximum of 5.25%.

The Notes are convertible into shares of our common stock at the option of the holder (or cash, at our option) only upon the occurrence of certain events which include the following:

a)	Our common stock trading at a value for a 20-day period greater than the conversion price in a 30-day period ending on the fiscal quarter.

b)	Our obtaining a low credit rating, as defined.

c)	Upon redemption of the Notes.

d)	Upon certain corporate transactions.

The conversion price is equal to the original or variable principal, divided by 38.4615. At date of issuance, the conversion price was equal to $26.00 per share. Upon conversion, we may deliver, in lieu of common stock, cash or a combination of cash and common stock. We may redeem all or a portion of the Notes in cash or common stock or a combination of cash and common stock at any time on or after the third anniversary of the issuance of the Notes. In addition, holders may require us to purchase all or a portion of their Notes on the 5th, 10th and 15th anniversaries of the issuance of the Notes and upon the occurrence of a change of control or tax event at principal plus accrued interest.

The Notes are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness.

Net proceeds from the offering totaled $145.3 million. Approximately $20.9 million of the net proceeds is restricted to collateralize interest payments for the first three years and is reported as restricted cash ($6.2 million recorded in prepaid expenses and other current assets and $14.7 million in other assets) in our Consolidated Balance Sheet as of June 30, 2003.

Note 8. Contingencies

Oakland Maintenance Investigation

In December 1998, the U.S. Attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base. The investigation was expanded to include the aircraft involved in the loss of Flight 261 in January 2000. The Federal Aviation Administration (FAA) separately proposed a civil penalty in connection with the 1998 maintenance activities, which Alaska and the FAA have settled for an agreed amount. In December 2001, the U.S. Attorney notified Alaska that the evidence it had gathered relative to the 1998 maintenance activities did not warrant the filing of criminal charges, and closed that part of the investigation. The U.S. Attorney also placed the portion of its investigation related to Flight 261 on inactive status, with the possibility of reactivating and reviewing the matter when the National Transportation Safety Board (NTSB) issued its final report on the accident. Accordingly, following the final NTSB hearing on the Flight 261 investigation in December 2002, the U.S. Attorney’s Office reactivated the matter in order to review it in light of the final NTSB report. In July 2003, the U.S. Attorney’s office informed Alaska that, after a review of all of the relevant information, it has concluded that the evidence does not warrant the filing of criminal charges and it has closed its investigation into the Flight 261 accident.

Flight 261 Litigation

Following the loss of Flight 261 on January 31, 2000, representatives of all 88 passengers and crew on board have filed cases against Alaska, the Boeing Company, and others. All but one of these lawsuits have been fully and finally resolved and Alaska continues in its efforts to settle the remaining case. The remaining lawsuit is scheduled to be sent back for a damages-only trial in federal court in Los Angeles. Consistent with industry standards, we maintain insurance against aircraft accidents.

Management believes the ultimate disposition of the above matters is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

We are also a party to other ordinary routine litigation incidental to our business and with respect to which no material liability is expected.

Note 9. U.S. Government Compensation

On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. Additionally, passenger security fees will not be imposed by the TSA during the period July 1, 2003 through September 30, 2003. In May 2003, we received our share of the one-time cash grant in the amount of $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon).

Alaska Airlines Financial and Statistical Data

	Three Months Ended June 30						Six Months Ended June 30

					%					%
Financial Data (in millions):	2002		2003		Change		2002	2003		Change

Operating Revenues:
Passenger	$433.6		$460.6		6.2%		$807.6	$847.6		5.0%
Freight and mail	20.0		21.0		5.0%		35.9	38.4		7.0%
Other — net	25.1		29.0		15.5%		47.4	51.6		8.9%

Total Operating Revenues	478.7		510.6		6.7%		890.9	937.6		5.2%

Operating Expenses:
Wages and benefits	174.5		192.0		10.0%		340.2	380.0		11.7%
Contracted services	19.4		19.7		1.5%		41.2	40.4		-1.9%
Aircraft fuel	64.2		69.1		7.6%		119.4	146.0		22.3%
Aircraft maintenance	36.1		44.6		23.5%		71.7	82.5		15.1%
Aircraft rent	31.8		31.2		-1.9%		63.6	61.7		-3.0%
Food and beverage service	16.2		14.9		-8.0%		30.1	27.8		-7.6%
Commissions	14.2		12.2		-14.1%		28.4	20.4		-28.2%
Other selling expenses	27.8		23.3		-16.2%		52.7	45.2		-14.2%
Depreciation and amortization	28.5		29.6		3.9%		56.7	58.1		2.5%
Loss on sale of assets	0.2		0.2		NM		0.2	0.5		NM
Landing fees and other rentals	28.5		31.2		9.5%		52.1	59.9		15.0%
Other	37.5		34.3		-8.5%		73.8	68.4		-7.3%

Total Operating Expenses	478.9		502.3		4.9%		930.1	990.9		6.5%

Operating Income (Loss)	(0.2)		8.3		NM		(39.2)	(53.3)		36.0%

Interest income	6.1		4.5				11.1	5.7
Interest expense	(11.6)		(11.4)				(23.5)	(22.7)
Interest capitalized	0.4		0.4				0.5	1.1
U.S. government compensation	0.1		52.8				0.1	52.8
Other — net	5.1		5.0				9.2	5.4

	0.1		51.3				(2.6)	42.3

Income (Loss) Before Income Tax and Accounting Change	$(0.1)		$59.6		NM		$(41.8)	$(11.0)		-73.7%

Operating Statistics:
Revenue passengers (000)	3,616		3,797		5.0%		6,809	7,055		3.6%
RPMs (000,000)	3,372		3,678		9.1%		6,349	6,821		7.4%
ASMs (000,000)	4,929		5,209		5.7%		9,396	9,918		5.6%
Passenger load factor	68.4%		70.6%		2.2	pts	67.6%	68.8%		1.2	pts
Breakeven load factor	69.5%		70.2%		0.7	pts	72.9%	74.9%		2.0	pts
Yield per passenger mile	12.86	¢	12.52	¢	-2.6%		12.72 ¢	12.43	¢	-2.3%
Operating revenue per ASM	9.71	¢	9.80	¢	0.9%		9.48 ¢	9.45	¢	-0.3%
Operating expenses per ASM (a)	9.72	¢	9.64	¢	-0.8%		9.90 ¢	9.99	¢	0.9%
Operating expenses per ASM excluding fuel (a)	8.41	¢	8.32	¢	-1.2%		8.63 ¢	8.52	¢	-1.3%
Fuel cost per gallon	78.0	¢	82.0	¢	5.1%		75.9 ¢	90.2	¢	18.8%
Fuel gallons (000,000)	82.3		84.3		2.4%		157.3	161.9		2.9%
Average number of employees	10,222		10,136		-0.8%		10,019	10,062		0.4%
Aircraft utilization (blk hrs/day)	10.8		10.5		-2.8%		10.4	10.4		0.0%
Operating fleet at period-end	102		110		7.8%		102	110		7.8%

NM = Not Meaningful

(a) See Note 1 on Page 16

Horizon Air Financial and Statistical Data

	Three Months Ended June 30					Six Months Ended June 30

				%					%
Financial Data (in millions):	2002	2003		Change		2002	2003		Change

Operating Revenues:
Passenger	$96.4	$105.6		9.5%		$182.7	$199.6		9.3%
Freight and mail	1.2	1.4		16.7%		2.4	2.6		8.3%
Other — net	5.5	3.7		-32.7%		11.2	7.4		-33.9%

Total Operating Revenues	103.1	110.7		7.4%		196.3	209.6		6.8%

Operating Expenses:
Wages and benefits	37.2	40.5		8.9%		74.5	79.6		6.8%
Contracted services	4.2	6.1		45.2%		8.1	12.7		56.8%
Aircraft fuel	11.0	11.0		0.0%		20.5	24.3		18.5%
Aircraft maintenance	6.2	7.3		17.7%		13.8	15.3		10.9%
Aircraft rent	14.9	18.2		22.1%		29.7	35.2		18.5%
Food and beverage service	0.8	0.7		-12.5%		1.2	1.2		0.0%
Commissions	2.1	0.6		-71.4%		4.4	1.2		-72.7%
Other selling expenses	5.7	5.7		0.0%		11.0	11.0		0.0%
Depreciation and amortization	5.1	3.2		-37.3%		9.0	6.8		-24.4%
Gain on sale of assets	(0.1)	(0.2)		NM		(0.7)	(0.4)		NM
Landing fees and other rentals	7.8	9.2		17.9%		14.2	17.9		26.1%
Other	12.3	11.4		-7.3%		25.0	22.9		-8.4%

Total Operating Expenses	107.2	113.7		6.1%		210.7	227.7		8.1%

Operating Loss	(4.1)	(3.0)		-26.8%		(14.4)	(18.1)		25.7%

Interest income	0.4	0.1				0.4	0.3
Interest expense	(0.5)	(0.8)				(1.0)	(1.3)
Interest capitalized	0.1	0.3				0.3	0.4
Government compensation	—	18.6				—	18.6
Other — net	1.3	0.5				1.7	0.5

	1.3	18.7				1.4	18.5

Income (Loss) Before Income Tax and Accounting Change	$(2.8)	$15.7		NM		$(13.0)	$0.4		NM

Operating Statistics:
Revenue passengers (000)	1,192	1,207		1.3%		2,287	2,295		0.3%
RPMs (000,000)	374	400		6.9%		703	758		7.8%
ASMs (000,000)	607	633		4.3%		1,138	1,248		9.7%
Passenger load factor	61.7%	63.3%		1.6	pts	61.8%	60.7%		-1.1	pts
Breakeven load factor	63.9%	65.3%		1.4	pts	67.0%	66.8%		-0.1	pts
Yield per passenger mile	25.76 ¢	26.40	¢	2.5%		25.99 ¢	26.33	¢	1.3%
Operating revenue per ASM	16.99 ¢	17.49	¢	2.9%		17.25 ¢	16.79	¢	-2.6%
Operating expenses per ASM	17.66 ¢	17.96	¢	1.7%		18.51 ¢	18.25	¢	-1.5%
Operating expenses per ASM excluding fuel (a)	15.85 ¢	16.22	¢	2.4%		16.71 ¢	16.30	¢	-2.5%
Fuel cost per gallon	80.8 ¢	83.5	¢	3.4%		79.1 ¢	92.7	¢	17.2%
Fuel gallons (000,000)	13.6	13.1		-3.7%		25.9	26.1		0.8%
Average number of employees	3,417	3,342		-2.2%		3,435	3,378		-1.6%
Aircraft utilization (blk hrs/day)	7.5	7.8		3.6%		7.3	7.8		6.8%
Operating fleet at period-end	62	59		-4.8%		62	59		-4.8%

NM = Not Meaningful

(a)	See Note 1 on page 16.

Note 1:

Pursuant to new guidelines issued by the Securities and Exchange Commission, we are providing the following reconciliation of non-GAAP performance indicators to their comparable financial measures reported on a GAAP basis. Our disclosure of operating expenses and operating expenses per available seat mile, excluding fuel, provides us the ability to measure and monitor our performance both with and without the cost of aircraft fuel as both the cost and availability of fuel are subject to economic and political factors beyond our control. We also believe that disclosing earnings (loss) and diluted earnings (loss) per share excluding reimbursements received from the government and the write-off of goodwill is useful to investors because it helps them see what our results would have been had these non-recurring items not been present. The following table reconciles operating expenses excluding fuel and operating expense per ASM excluding fuel for Alaska Airlines, Inc. and Horizon Air Industries, Inc.:

Alaska Airlines, Inc.:

	Three Months Ended June 30,				Six Months Ended June 30,

($ in millions)	2002		2003		2002		2003

Operating expenses	$478.9		$502.3		$930.1		$990.9
ASMs (000,000)	4,929		5,209		9,396		9,918
Operating expenses per ASM	9.72	¢	9.64	¢	9.90	¢	9.99	¢

Operating expenses	$478.9		$502.3		$930.1		$990.9
Less: aircraft fuel	64.2		69.1		119.4		146.0

Operating expenses excluding fuel	$414.7		$433.2		$810.7		$844.9
ASMs (000,000)	4,929		5,209		9,396		9,918
Operating expenses per ASM excluding fuel	8.41	¢	8.32	¢	8.63	¢	8.52	¢

Horizon Air Industries, Inc.:

($ in millions)	2002		2003		2002		2003

Operating expenses	$107.2		$113.7		$210.7		$227.7
ASMs (000,000)	607.0		633.0		1,138.0		1,248.0
Operating expenses per ASM	17.66	¢	17.96	¢	18.51	¢	18.25	¢

Operating expenses	$107.2		$113.7		$210.7		$227.7
Less: aircraft fuel	11.0		11.0		20.5		24.3

Operating expenses excluding fuel	$96.2		$102.7		$190.2		$203.4
ASMs (000,000)	607.0		633.0		1,138.0		1,248.0
Operating expenses per ASM excluding fuel	15.85	¢	16.22	¢	16.71	¢	16.30	¢

The following table summarizes Alaska Air Group, Inc.’s earnings (loss) and diluted earnings (loss) per share during 2002 and 2003 excluding the change in accounting principle relating to goodwill and the receipt of government compensation and as reported in accordance with GAAP.

	Three Months Ended June 30,
	2002		2003

($ in millions)	Dollars	EPS	Dollars	EPS

Net income (loss) and diluted EPS excluding Government compensation	($2.9)	($0.11)	$0.9	$0.03
Government compensation, net of tax	—	—	44.3	1.67

Reported GAAP amounts	($2.9)	($0.11)	$45.2	$1.70

	Six Months Ended June 30,
	2002		2003

	Dollars	EPS	Dollars	EPS

Net loss and diluted EPS excluding change in accounting principle and government compensation	($36.6)	($1.38)	($55.4)	($2.08)
Change in accounting principle relating to goodwill	(51.4)	(1.94)	—	—
Government compensation, net of tax	—	—	44.3	1.66

Reported GAAP amounts	($88.0)	($3.32)	($11.1)	($0.42)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note.

References in this Quarterly Report on Form 10-Q to “Air Group,” “the Company,” “we,” “us” and “our” refer to Alaska Air Group, Inc. and its subsidiaries, unless otherwise specified. Alaska Airlines, Inc. and Horizon Air Industries, Inc. are referred to as “Alaska” and “Horizon,” respectively, and together as our “airlines.”

General information about us can be found at www.alaskaair.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Registration Statement on Form S-1, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the SEC.

Summary

Weak economic conditions, continued U.S. involvement in the Middle East and the negative impact resulting from the 2001 terrorist attacks have adversely impacted our business and the airline industry. In an attempt to mitigate these negative impacts, in 2002 and throughout the first and second quarters of 2003, we have engaged in extensive cost reduction and revenue enhancement initiatives involving the review of every aspect of our operations. In June 2003, Alaska met with leaders of its labor unions to begin a dialog over how Alaska and its labor groups can work cooperatively to better position the airline for growth and success. These meetings focused on our desire to achieve a cost structure that enables us to offer customers the services they want at fares they are willing to pay; to earn a reasonable profit; to grow our business and take advantage of opportunities; and to secure the futures of as many of our employees as possible. Alaska is seeking to lower its operating cost per available seat mile, excluding fuel, to 7.25 cents by 2005. However, this is a goal and should not be viewed as a prediction of future performance.

As discussed in Note 9 to the unaudited consolidated financial statements, on April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. Additionally, passenger security fees will not be imposed by the TSA during the period July 1, 2003 through September 30, 2003. In May 2003, we received our share of the one-time cash grant in the amount of $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon).

Results of Operations

Second Quarter 2003 Compared with Second Quarter 2002

During the second quarter 2003, we reported consolidated net income of $45.2 million, or $1.70 per share, compared to a net loss of $2.9 million, or $0.11 per share, in 2002. We received $71.4 million in government assistance during the second quarter 2003 which positively impacted our results. Without this assistance, our net income would have been $0.9 million, or $0.03 per share. We recorded consolidated operating and pre-tax income of $4.0 million and $72.8 million, respectively, in 2003 versus consolidated operating and pre-tax losses of $5.0 million and 3.8 million, respectively, in 2002. The increase in operating income over the prior year resulted from our cost management initiatives combined with higher customer demand experienced during the latter part of the quarter. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 14 and 15, respectively. A discussion of the three month data follows. On page 16, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measure. To help enhance the comparability of our financial performance, we use non-GAAP financial information such as operating expenses excluding fuel and earnings per share excluding government compensation and change in accounting principle related to goodwill.

Alaska Airlines Revenues

Operating revenues increased $31.9 million, or 6.7%, during 2003 as compared to 2002. For the quarter, available seat miles (ASM’s or Capacity) increased 5.7% and revenue passenger miles (RPM’s or Traffic) increased 9.1% as compared to the same period in 2002. Capacity increased 3.2% in April, 4.6% in May and 9.1% in June as compared to the same periods in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Denver, Newark and Miami) and an increase in service in the Mexico, Pacific Northwest and Intra-California markets, partially offset by lower capacity in the Bay Area, Arizona and Northern Alaska. Traffic increases primarily reflect service to new cities and traffic increases in the Pacific Northwest, Intra-California, Nevada, Mexico and Arizona markets, partially offset by decreases in traffic in Northern Alaska, the Bay Area, and Southeast Alaska. Passenger load factor for the quarter increased 2.2 percentage points, to 70.6%, as compared to the same period in 2002.

Yield per passenger mile was down 2.6% due to a combination of fewer business fares and a drop off in demand caused by continued hostilities in the Middle East and weak economic conditions. Higher traffic combined with lower yields resulted in a $27.0 million, or 6.2%, increase in passenger revenues.

Freight and mail revenues increased $1.0 million, or 5.0%, due to higher freight and mail volumes attributable to a reduction of security restrictions. Other-net revenues increased $3.9 million, or 15.5%, due largely to increased revenue from the sale of miles in Alaska’s frequent flyer program.

Alaska Airlines Expenses

For the quarter, total operating expenses increased $23.4 million, or 4.9%, as compared to the same period in 2002. This increase is due largely to the 5.7% increase in capacity combined with higher fuel, maintenance and wages and benefits costs, partially offset by lower commissions and other selling expenses. Operating expense per ASM excluding fuel decreased 1.2% as compared to the same period in 2002. Operating expense per ASM excluding fuel provides management and investors the ability to measure and monitor our performance absent the significant price volatility of fuel (see reconciliation of reported non-GAAP financial measures at page 16). Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $17.5 million, or 10.0%, during the quarter as compared to 2002. Approximately $12.9 million of this increase reflects higher benefits, resulting from increases in pension costs of approximately $9.7 million and higher health insurance and workers’ compensation costs. The remaining $4.6 million increase reflects wage rate increases of 4.5%, partially offset by a 0.8% decrease in the number of employees.

•	Aircraft fuel increased $4.9 million, or 7.6%, due to a 5.1% increase in the fuel cost per gallon and a 2.4% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing $5.7 million in hedging gains during the second quarter of 2003, of which $4.8 million is reflected in aircraft fuel and $0.9 million is reflected in Other-net. For the remainder of 2003, Air Group has fuel hedges in place for 35% of its expected fuel consumption, principally crude oil swaps at prices below $22 per barrel. In 2004 and 2005, Alaska has crude oil options in place to hedge 12% and 5%, respectively, of its expected fuel consumption at prices ranging from $24 to $29 per barrel.

•	Aircraft maintenance increased $8.5 million, or 23.5%, due to increases in the number of outside airframe and engine checks and other outside repairs.

•	Commissions decreased $2.0 million, or 14.1%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels, offset by an increase in incentive payments to Horizon. In 2003, 45.4% of Air Group ticket sales were made through traditional travel agents, compared to 51.1% in 2002. In 2003, 26.9% of the ticket sales were made through Alaska’s Internet web site, www.alaskaair.com, compared to 20.5% in 2002.

•	Other selling expenses decreased $4.5 million, or 16.2%, due to less advertising spending in 2003 compared to 2002, partially offset by increased Mileage Plan redemptions.

•	Landing fees and other rentals increased $2.7 million, or 9.5%, due to higher landing fee rates at our new stations and higher rental rates in several of our large airport locations.

•	Other expense decreased $3.2 million, or 8.5%, primarily reflecting lower expenditures for insurance, property taxes, supplies and passenger remuneration, partially offset by an increase in expenditures for professional services. Insurance expense decreases are a reflection of several factors including lower cost coverage from government aviation insurance programs and competitive pressures in the aviation insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Horizon Air Revenues

Operating revenues increased $7.6 million, or 7.4%, as compared to 2002. For the second quarter 2003, capacity increased 4.3% and traffic was up 6.9%, compared to the second quarter of 2002 resulting in a 1.6 percentage point increase in load factor. Passenger yield increased 2.5%, and combined with the increase in traffic, resulted in an increase in passenger revenue of $9.2 million, or 9.5%.

Other-net revenues decreased $1.8 million, or 32.7%, primarily due to manufacturer support received in 2002 as compensation for delays in the delivery of CRJ 700 aircraft, which did not recur in 2003.

Horizon Air Expenses

Operating expenses increased $6.5 million, or 6.1%, as compared to the same period in 2002. This increase is due largely to the 4.3% increase in capacity combined with higher maintenance, aircraft rent and wages and benefits costs. Operating expenses per ASM excluding fuel increased 2.4% as compared to the same period in 2002. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $3.3 million, or 8.9%, during the quarter as compared to 2002. Approximately $3.0 million of this increase reflects higher benefits, resulting from increases in health insurance, workers’ compensation and retroactive profit sharing. The remaining $0.3 million increase reflects higher wages, partially offset by a 2.2% reduction in the number of employees.

•	Aircraft fuel remained consistent for the quarter, due to a 3.4% increase in the cost per gallon of fuel and a 3.7% decrease in gallons consumed. Air Group’s fuel hedging program resulted in the recognition of $1.0 million in hedging gains for Horizon during the second quarter of 2003, of which $0.9 million is reflected in aircraft fuel and $0.1 million is reflected in Other-net. For the remainder of 2003, Air Group has fuel hedges in place for 35% of its expected fuel consumption, principally crude oil swaps at prices below $22 per barrel. In 2004 and 2005, Horizon has crude oil options in place to hedge 12% and 5%, respectively, of its expected fuel consumption at prices ranging from $24 to $29 per barrel.

•	Aircraft maintenance expense increased $1.1 million, or 17.7%, primarily due to planned heavy checks on our Q400 and CRJ-700 aircraft.

•	Aircraft rent increased $3.3 million, or 22.1%, due to higher rents for the newer aircraft in the fleet and the addition of two more CRJ-700’s as compared to 2002.

•	Commissions decreased $1.5 million, or 71.4%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels.

•	Landing fees and other rentals increased $1.4 million, or 17.9%. This increase is due principally to increases in rates and a higher percentage of departures at larger, higher priced airports in 2003 as compared to 2002.

Consolidated Nonoperating Income (Expense)

Net nonoperating items were $1.2 million income in 2002 compared to $68.8 million income in 2003. The 2003 results include $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Act.

Interest income decreased $0.3 million due to lower interest rates in 2003. Interest expense (net of capitalized interest) increased $2.6 million, or 22.7%, due to increases in debt resulting from the completion of a private placement of $150.0 million of floating rate senior convertible notes in the first quarter of 2003. (See discussion at Note 7, in the Notes to Consolidated Financial Statements).

Other-net includes $6.3 million and $1.0 million in hedging gains resulting from hedge ineffectiveness on fuel hedging contracts in 2002 and 2003, respectively. Also included in 2003 Other-net is an insurance recovery of $3.1 million related to legal fees associated with the U.S. Attorney investigation in Oakland.

Six Months 2003 Compared with Six Months 2002

Our consolidated net loss for the first six months of 2003 was $11.1 million, or $0.42 per share, compared with a net loss of $88.0 million, or $3.32 per share, in 2002. Our 2003 consolidated net loss includes $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received in connection with government assistance received under the Act. Our 2002 net loss includes $51.4 million related to the write-off of goodwill in connection with the adoption of SFAS No. 142 (see discussion in Note 1, in the Notes to Consolidated Financial Statements). Excluding the government compensation received in 2003 and the goodwill write-off in 2002, our net loss for the six months ended 2003 was $55.4 million ($2.08 per share) compared to $36.6 million ($1.38 per share) for 2002.

The consolidated operating loss for the first six months of 2003 was $74.6 million compared to an operating loss of $54.6 million for 2002. The consolidated pre-tax loss for the first six months of 2003 was $15.1 million compared with a consolidated pre-tax loss before accounting change of $56.2 million for 2002. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 14 and 15, respectively. A discussion of the six month data follows. On page 16, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenues increased $46.7 million, or 5.2%, during the first six months of 2003 as compared to the same period in 2002. For the six months ended June 30, 2003, capacity increased 5.6% and traffic increased 7.4% as compared to the same period in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Denver, Newark, Washington D.C. and Miami) and an increase in service in Mexico, Canada and the Intra-Californian markets, partially offset by lower capacity in virtually all other markets. Traffic increases primarily reflect service to new cities and traffic increases in the Pacific Northwest, Intra-California, Mexico, and Nevada, partially offset by decreases in traffic in the Bay Area, Northern Alaska and Arizona. Passenger load factor increased 1.2 percentage points to 68.8% during the first six months of 2003 as compared to 2002.

Yield per passenger mile decreased 2.3% due to a combination of fewer business travelers and a drop off in demand caused by the continued hostilities in the Middle East and weak economic conditions. Higher traffic combined with lower yields resulted in a $40.0 million, or 5.0%, increase in passenger revenues.

Freight and mail revenues increased $2.5 million, or 7.0%, due principally to higher freight and mail volumes attributable to a reduction of security restrictions. Other-net revenues increased $4.2 million, or 8.9%, due largely to increased revenue from the redemption of miles in Alaska’s frequent flyer program.

Alaska Airlines Expenses

For the six months ending June 30, 2003, total operating expenses increased $60.8 million, or 6.5%, as compared to the same period in 2002. This increase is due largely to a 5.6% increase in ASMs combined with higher fuel, maintenance and wages and benefits costs. Operating expense per ASM excluding fuel decreased 1.3% as compared to the same period in 2002. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $39.8 million, or 11.7%, for the first six months of 2003 as compared to 2002. Approximately $26.0 million of this increase reflects higher benefits, resulting from increases in pension costs of approximately $19 million and higher health insurance and workers’ compensation costs. The remaining $13.8 million increase reflects wage rate increases and a 0.4% increase in the average number of employees.

•	Aircraft fuel increased $26.6 million, or 22.3%, due to an 18.8% increase in the fuel cost per gallon and a 2.9% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing $14.2 million in hedging gains during the first half of 2003, of which $12.6 million is reflected in aircraft fuel and $1.6 million is reflected in other-net. For the remainder of 2003, Air Group has fuel hedges in place for 35% of its expected fuel consumption, principally crude oil swaps at prices below $22 per barrel. In 2004 and 2005, Alaska has crude oil options in place to hedge 12% and 5%, respectively, of its expected fuel consumption at prices ranging from $24 to $29 per barrel.

•	Aircraft maintenance increased $10.8 million, or 15.1%, due to increases in the number of outside airframe and engine checks and other outside repairs.

•	Commissions decreased $8.0 million, or 28.2%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels, offset by an increase in incentive payments to Horizon. In 2003, 45.9% of Air Group ticket sales were made through traditional travel agents, compared to 49.8% in 2002. In 2003, 25.9% of the ticket sales were made through Alaska’s Internet web site compared to 19.6% in 2002.

•	Other selling expenses decreased $7.5 million, or 14.2%, due principally to lower computer reservation system costs, Mileage Plan costs and advertising costs, partially offset by an increase in credit card commissions.

•	Landing fees and other rentals increased $7.8 million, or 15.0%. The higher rates reflect modest volume growth and an increase in airports’ cost of operations, including facility expansion initiatives, and increased costs for security.

•	Other expense decreased $5.4 million, or 7.3%, primarily reflecting lower expenditures for insurance, data lines and other communication services and property taxes, partially offset by an increase in expenditures for professional services and per diems. Insurance expense decreases are a reflection of several factors including lower cost coverage from government aviation insurance programs and competitive pressures in the aviation insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Horizon Air Revenues

Operating revenues increased $13.3 million, or 6.8%, during the first six months of 2003 as compared to the same period in 2002. For the six months ending June 30, 2003, capacity increased 9.7% and traffic was up 7.8%, compared to the same period in 2002, resulting in a 1.1 percentage point decrease in load factor. Passenger yield increased 1.3%, and combined with the increase in traffic, resulted in an increase in passenger revenue of $16.9 million, or 9.3%.

Other-net revenues decreased $3.8 million, or 33.9%, primarily due to manufacturer support received in 2002 as compensation for delays in the delivery of CRJ 700 aircraft, which did not recur in 2003.

Horizon Air Expenses

For the six months ending June 30, 2003, operating expenses increased $17.0 million, or 8.1%, as compared to the same period in 2002. This increase is due largely to a 9.7% increase in ASMs combined with higher contracted services and landing fees and other rental costs. Operating expenses per ASM excluding fuel decreased 2.5% as compared to the same period in 2002. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $5.1 million, or 6.8%, during the six months ended 2003 as compared to 2002. Approximately $4.4 million of this increase reflects higher benefits, resulting from increases in health insurance, workers’ compensation and retroactive profit sharing. The remaining $0.7 million increase reflects higher wages, partially offset by a 1.6% reduction in the number of employees.

•	Aircraft fuel increased $3.8 million, or 18.5%, due to a 17.2% increase in the cost per gallon of fuel and a 0.8% increase in gallons consumed. Air Group’s fuel hedging program resulted in the recognition of $2.4 million in hedging gains for Horizon during the first half of the year, of which $2.2 million is reflected in aircraft fuel and $0.2 million is reflected in other-net. For the remainder of 2003, Air Group has fuel hedges in place for 35% of its expected fuel consumption, principally crude oil swaps at prices below $22 per barrel. In 2004 and 2005, Alaska has crude oil options in place to hedge 12% and 5%, respectively, of its expected fuel consumption at prices ranging from $24 to $29 per barrel.

•	Aircraft maintenance expense increased $1.5 million, or 10.9%, primarily due to planned heavy checks on Q400 and CRJ-700 aircraft and a series of engine repairs on both aircraft types.

•	Aircraft rent increased $5.5 million, or 18.5%, due to the addition of two CRJ-700s and two Q400s as compared to 2002.

•	Commissions decreased $3.2 million, or 72.7%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels.

•	Landing fees and other rentals increased $3.7 million, or 26.1%. The 2002 results include a $0.9 million credit from adjusting a December 2001 accrual due to a year-end airport assessment coming in lower than expected. Absent this amount, landing fees and other rentals increased 18.5%. The higher rates reflect modest volume growth, an increase in airports’ cost of operations and increased costs for security.

Consolidated Nonoperating Income (Expense)

Net nonoperating items were $1.6 million expense in 2002 compared to $59.5 million income in 2003. The 2003 results include $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Act. Interest income decreased $4.1 million due principally to lower interest rates and an adjustment of premium and discount amortization on our marketable securities portfolio. Interest expense (net of capitalized interest) increased $1.1 million, or 4.8%, due primarily to increases in debt resulting from the completion of a private placement of $150.0 million of floating rate senior convertible notes in the first quarter of 2003. See discussion at Note 7, in the Notes to Consolidated Financial Statements.

Other-net includes $8.5 million and $1.8 million in gains resulting from hedge ineffectiveness on fuel hedging contracts in 2002 and 2003, respectively. In 2003, we received an insurance recovery of $3.1 million in connection with legal fees associated with the U.S. Attorney investigation in Oakland. In 2002, we received a $1.4 million insurance recovery and a $0.9 million gain on conversion of Equant N.V. shares (a telecommunications network company owned by many airlines).

Consolidated Income Tax Benefit

Accounting standards require us to provide for income taxes each quarter based on our estimate of the effective tax rate for the full year. The volatility of air fares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs. In estimating the 26.5% tax rate for 2003, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and our forecast of pretax income. We evaluate this rate each quarter and make adjustments when necessary.

Critical Accounting Policies

For more information on our critical accounting policies, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002 and our Registration Statement on Form S-1 filed with the Securities Exchange Commission on July 18, 2003.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2002	June 30, 2003	Change

	(In millions, except debt-to-capital amounts)
Cash and marketable securities	$635.8	$721.5	$85.7
Working capital	198.4	200.1	1.7
Long-term debt and capital lease obligations*	856.7	1,016.2	159.5
Shareholders’ equity	655.7	643.3	(12.4)
Book value per common share	$24.68	$24.15	$(0.53)
Debt-to-capital*	57%:43%	61%:39%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent*	77%:23%	79%:21%	NA

* Excludes current portion of long-term debt and capital lease obligations

We have various options available to meet our capital and operating commitments in 2003, including cash and marketable securities on hand at June 30, 2003 of $721.5 million. In addition, to supplement cash requirements, we periodically consider various borrowing or leasing options. During the first quarter of 2003, we completed a private placement of $150.0 million of floating rate senior convertible notes to provide additional liquidity to be used in our operations. See discussion below in “Cash Provided by Financing Activities” and in Note 7, in the Notes to Consolidated Financial Statements.

During the first six months of 2003, our shareholders’ equity decreased $12.4 million due principally to the net loss of $11.1 million.

During the first six months of 2003, our cash and marketable securities increased $85.7 million to $721.5 million at June 30, 2003. This increase reflects cash provided by operating and financing activities of $187.0 million and $169.3 million, respectively, partially offset by cash used in investing activities, excluding the purchase of marketable securities, of $271.8 million.

Cash Provided by Operating Activities

During the first six months of 2003, operating activities provided $187.0 million of cash, primarily reflecting depreciation and amortization of $98.3 million and increases in air traffic liability and deferred revenue and other-net of $86.6 and $28.3 million, respectively, partially offset by our net loss of $11.1 million and an increase in accounts receivable of $15.9 million.

Cash Used in Investing Activities

During the first six months of 2003, cash used in investing activities totaled $510.7 million, primarily reflecting capital expenditures of $247.0 million, restricted cash deposits and other of $25.7 million and an increase in marketable securities of $238.9 million, partially offset by cash provided by disposition of assets of $0.9 million.

Cash Provided by Financing Activities

In 2003, cash provided by financing activities was $169.3 million, reflecting new debt issuances of $215.0 million, partially offset by offering costs of $4.7 million and long-term debt and capital lease payments of $42.2 million. During the second quarter of 2003, Alaska issued $65.0 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms of 15 years. On March 21, 2003, we completed the private placement of $150 million of floating rate senior convertible notes due in 2023. The private placement was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended. On July 18, 2003, we filed our Registration Statement on Form S-1 to register the resale of these convertible notes. Net proceeds from the offering were $145.3 million, of which $20.9 million is restricted to collateralize three years worth of interest payments and is reported as restricted cash ($6.2 million recorded in prepaid expenses and other current assets and $14.7 million in other assets) in our Consolidated Balance Sheet as of June 30, 2003. See Note 7, in the Notes to Consolidated Financial Statements for additional discussion of this offering transaction.

Commitments — At June 30, 2003, we had firm orders for 28 aircraft requiring aggregate payments of approximately $438.0 million, as set forth below. In addition, Alaska has options to acquire 26 additional B737’s, and Horizon has options to acquire 15 Dash 8-400’s and 25 CRJ 700’s. Alaska expects to finance the new planes with leases, long-term debt or internally generated cash. Horizon expects to finance its new aircraft with operating leases. During the second quarter of 2003, Alaska deferred the delivery of two Boeing 737-900’s from 2004 to 2005. The following table summarizes aircraft deliveries by year and payments from July 1, 2003 to December 31, 2003 and by fiscal year thereafter:

	Delivery Period - Firm Orders

				Beyond
Aircraft	2003	2004	2005	2005	Total

Boeing 737-700	6	—	—	—	6
Boeing 737-900	5	1	2	—	8
Bombardier CRJ 700	2	6	6	—	14

Total	13	7	8	—	28

Payments (Millions)	$96.5	$177.5	$163.5	$0.5	$438.0

Alaska is party to a purchase agreement with an aircraft manufacturer. Under the agreement, upon commitment to purchase the aircraft, Alaska must make deposits to the manufacturer for a portion of the purchase price of the aircraft, with the remainder of the purchase price due at delivery. Concurrent with this agreement, the manufacturer has an agreement with a Trust wherein the Trust makes deposits to the manufacturer of additional pre-delivery deposits for the aircraft. Under certain specified events, including default by the Trust, Alaska may be required to pay the manufacturer the amounts paid by the Trust in order to retain the right to purchase the aircraft. Alaska makes monthly payments to the Trust related to the advances made by the Trust to the manufacturer, which are capitalized as part of the aircraft cost. The Trust is reimbursed for its advances on or before the delivery of the applicable aircraft. As of June 30, 2003, Alaska’s obligations relating to such advances equaled approximately $17.4 million and $11.6 million for the remainder of 2003 and for 2004, respectively. These amounts are included as aircraft purchase commitments in the summary of contractual obligations below.

The following table is a summary of our material contractual obligations for July 1, 2003 to December 31, 2003 and by fiscal year thereafter:

	Contractual Payments Due by Period

						Beyond
(in millions)	2003	2004	2005	2006	2007	2007	Total

Long-term debt	$27.4	$194.8	$42.0	$44.9	$47.5	$711.6	$1,068.2
Capital lease obligations	1.7	8.0	—	—	—	—	9.7
Operating lease commitments	92.3	222.3	206.1	194.3	172.6	1,217.0	2,104.6
Aircraft purchase commitments	96.5	177.5	163.5	0.5	—	—	438.0

Total	$217.9	$602.6	$411.6	$239.7	$220.1	$1,928.6	$3,620.5

New Accounting Standards – In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. This Interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. While we are still evaluating the impact of this Interpretation, we currently do not believe that any entities will be consolidated as a result of Interpretation No. 46.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. During the fourth quarter of 2002, we adopted the disclosure provisions of SFAS 148 and we are currently evaluating SFAS No. 148 to determine if we will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to transition to that method.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and certain hedging activities under Statement 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how we would classify and measure financial instruments with characteristics of both liabilities and equity and requires us to classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). SFAS No. 150 also revises the definition of a liability to encompass obligations that we can or must settle by issuing equity shares, depending on the nature of the relationship established between us and a holder of our stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have any impact on our financial condition or results of operations.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

During the second quarter of 2003, Alaska issued $65.0 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms of 15 years.

On March 21, 2003, we completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023. Our private placement was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from the offering were $145.3 million, of which $20.9 million is restricted to collateralize three years worth of interest payments and is reported as restricted cash ($6.2 million recorded in prepaid expenses and other current assets and $14.7 million in other assets) in the Consolidated Balance Sheet as of June 30, 2003. See Note 7 in the Notes to Consolidated Financial Statements for additional discussion of this offering transaction.

We utilize financial derivative instruments as hedges to decrease our exposure to jet fuel price changes. We account for our fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. At June 30, 2003, we had crude oil option agreements in place to hedge approximately 35%, 12% and 5% of our expected jet fuel requirements in 2003, 2004 and 2005, respectively. Prices of these agreements range from $22 to $29 per barrel. Under SFAS No. 133, all changes in fair value that are considered to be effective are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed. The fair value of our hedge instruments at June 30, 2003 was approximately $13.7 million ($13.1 million in prepaid expenses and other current assets and $0.6 million in other assets) in our Consolidated Balance Sheet as of June 30, 2003.

During the three months ended June 30, 2002 and 2003, we recognized $1.6 million and $5.7 million in realized hedging gains, respectively. During the six months ended June 30, 2002 and June 30, 2003, we recognized $1.0 million and $14.8 million in realized hedging gains, respectively. These amounts are reflected in aircraft fuel in our Consolidated Statements of Operations.

During the three months ended June 30, 2002 and 2003, we recorded $6.3 million and $1.0 million, respectively, in gains related to the ineffectiveness of our hedges. During the six months ended June 30, 2002 and June 30, 2003, we recorded $8.5 million and $1.8 million, respectively, in gains related to the ineffectiveness of our hedges. These amounts are recorded as non-operating income (expense) in other-net in our Consolidated Statements of Operations.

In the first six months of 2003, we recorded a net loss of $3.3 million, net of tax, in other comprehensive income (loss) in our Consolidated Balance Sheet. This amount includes the change in effectiveness as related to the change in fair market value for future derivative hedge instruments and the removal of the effective portion of derivative hedge instruments that matured during the first six months.

ITEM 4. Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively the “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective taking into consideration the size and nature of our business and operations.

We have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the end of the fiscal quarter reported on by this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Oakland Maintenance Investigation

In December 1998, the U.S. Attorney for the Northern District of California initiated a grand jury investigation concerning certain 1998 maintenance activities at Alaska’s Oakland maintenance base. The investigation was expanded to include the aircraft involved in the loss of Flight 261 in January 2000. The Federal Aviation Administration (FAA) separately proposed a civil penalty in connection with the 1998 maintenance activities, which Alaska and the FAA have settled for an agreed amount. In December 2001, the U.S. Attorney notified Alaska that the evidence it had gathered relative to the 1998 maintenance activities did not warrant the filing of criminal charges, and closed that part of the investigation. The U.S. Attorney also placed the portion of its investigation related to Flight 261 on inactive status, with the possibility of reactivating and reviewing the matter when the National Transportation Safety Board (NTSB) issued its final report on the accident. Accordingly, following the final NTSB hearing on the Flight 261 investigation in December 2002, the U.S. Attorney’s Office reactivated the matter in order to review it in light of the final NTSB report. In July 2003, the U.S. Attorney’s office informed Alaska that, after a review of all of the relevant information, it has concluded that the evidence does not warrant the filing of criminal charges and it has closed its investigation into the Flight 261 accident.

Flight 261 Litigation

Following the loss of Flight 261 on January 31, 2000, representatives of all 88 passengers and crew on board have filed cases against Alaska, the Boeing Company, and others. All but one of these lawsuits have been fully and finally resolved and Alaska continues in its efforts to settle the remaining case. The remaining lawsuit is scheduled to be sent back for a damages-only trial in federal court in Los Angeles. Consistent with industry standards, we maintain insurance against aircraft accidents.

Management believes the ultimate disposition of the above matters is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

We are also a party to other ordinary routine litigation incidental to our business and with respect to which no material liability is expected.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders was held on May 20, 2003.

(b)	At the Annual Meeting, in a contested election, Bruce R. Kennedy, Jessie J. Knight, Jr., and J. Kenneth Thompson were elected directors for three-year terms expiring on the date of the annual meeting in 2006. The votes were as follows:

	For	Withheld	Broker Non-Votes

Bruce R. Kennedy	19,275,497	4,207,020	0
Jessie J. Knight, Jr.	23,140,580	341,937	0
J. Kenneth Thompson	23,149,201	333,316	0
Richard D. Foley	6,839	0	0
Steve Nieman	6,839	0	0
Robert C. Osborne	6,839	0	0

The terms of the following directors continued after the Annual Meeting:

William S. Ayer	R. Marc Langland
Phyllis J. Campbell	Byron I. Mallott
Ronald R. Cosgrave	John V. Rindlaub
Mark R. Hamilton	Richard A. Wien

(c)	The results of voting on Proposals 2 through 9 were as follows:

2.	Board of Directors proposal to amend the Certificate of Incorporation to remove Article 10, which provides that if one stockholder controls more than 15% of the voting power, the approval of the holders of at least 80% of the outstanding shares is necessary to authorize mergers and other major transactions; the proposal did not receive the vote of 80 percent of the shares outstanding, which was necessary for it to pass.

	Number of	% of Shares
	Votes	Outstanding

For	17,570,072	66.03
Against	486,466	1.82
Abstain	102,955	0.38
Broker non-votes	5,322,962	20.00

3.	Stockholder proposal recommending implementation of a simple-majority vote policy, which received the votes of a majority of the shares voted, and passed.

			% of Shares
	Number of	% of Shares	Present on this	% of Votes Cast
	Votes	Outstanding	Proposal	For or Against

For	9,201,166	34.58	50.66	51.03
Against	8,828,089	33.18	48.61	48.97
Abstain	130,238	0.49	0.71
Broker non-votes	5,322,962	20.00

4.	Stockholder proposal urging the sale of the Company to the highest bidder, which did not receive the votes of a majority of the shares voted, and did not pass.

			% of Shares
	Number of	% of Shares	Present on this	% of Votes Cast
	Votes	Outstanding	Proposal	For or Against

For	414,676	1.56	2.28	2.29
Against	17,655,018	66.36	97.22	97.71
Abstain	89,799	0.34	0.49
Broker non-votes	5,322,962	20.00

5.	Stockholder proposal recommending that each director be elected annually, which received the votes of a majority of the shares voted, and passed.

			% of Shares
	Number of	% of Shares	Present on this	% of Votes Cast
	Votes	Outstanding	Proposal	For or Against

For	12,658,240	47.58	69.70	70.20
Against	5,373,772	20.20	29.59	29.80
Abstain	127,481	0.48	0.70
Broker non-votes	5,322,962	20.00

6.	Stockholder proposal recommending that the Board not adopt a stockholder rights plan unless it has been submitted to a stockholder vote, which received the votes of a majority of the shares voted, and passed.

			% of Shares
	Number of	% of Shares	Present on this	% of Votes Cast
	Votes	Outstanding	Proposal	For or Against

For	15,095,713	56.74	83.12	83.77
Against	2,924,651	10.99	16.10	16.23
Abstain	139,129	0.52	0.76
Broker non-votes	5,322,962	20.00

7.	Stockholder proposal recommending the requirement that the Chairman of the Board be a director who is not the current or earlier CEO, which did not receive the votes of a majority of the shares voted, and did not pass.

			% of Shares
	Number of	% of Shares	Present on this	% of Votes Cast
	Votes	Outstanding	Proposal	For or Against

For	8,559,644	32.17	47.13	47.38
Against	9,505,589	35.73	52.34	52.62
Abstain	94,260	0.35	0.51
Broker non-votes	5,322,962	20.00

8.	Stockholder proposal requesting a policy of expensing future stock options, which received the votes of a majority of the shares voted, and passed.

			% of Shares
	Number of	% of Shares	Present on this	% of Votes Cast
	Votes	Outstanding	Proposal	For or Against

For	9,159,216	34.43	50.43	50.99
Against	8,803,745	33.09	48.48	49.01
Abstain	196,532	0.74	1.08
Broker non-votes	5,322,962	20.00

9.	Stockholder proposal requesting the Board to determine and report quarterly the percentage of the Company’s stock owned by employees, which did not receive the votes of a majority of the shares voted, and did not pass.

			% of Shares
	Number of	% of Shares	Present on this	% of Votes Cast
	Votes	Outstanding	Proposal	For or Against

For	746,182	2.80	4.10	4.16
Against	17,185,464	64.59	94.63	95.84
Abstain	227,847	0.86	1.25
Broker non-votes	5,322,962	20.00

ITEM 6. Exhibits and Reports on Form 8-K

(a)  On April 4, 2003, May 16, 2003, and June 17, 2003, reports on Form 8-K were filed discussing estimated financial results under regulation FD disclosure.

(b)  On April 25, 2003, a report on Form 8-K was filed to furnish Alaska Air Group, Inc.’s press release reporting financial results for the quarter ended March 31, 2003.

(c)  On May 23, 2003, a report on Form 8-K was filed to incorporate a press release filed on May 20, 2003 announcing the retirement of the chairman of Alaska Air Group, Inc. and the preliminary results of its 2003 Annual Meeting of Shareholders.

(d)  On June 25, 2003, a report on Form 8-K was filed to incorporate a press release filed on June 24, 2003 announcing Alaska Airlines, Inc.’s meetings with labor unions to discuss its vision for the future.

(e)  Exhibit 31.1- Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(f)  Exhibit 31.2- Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(g)  Exhibit 32.1- Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(h)  Exhibit 32.2- Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIR GROUP, INC. Registrant

Date: August 8, 2003

/s/ Terri K. Maupin Terri K. Maupin Staff Vice President/Finance and Controller

/s/ Bradley D. Tilden Bradley D. Tilden Executive Vice President/Finance and Chief Financial Officer