Form 10-Q
period 2003-09-30
ALASKA AIR GROUP INC
filed 2003-11-14
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003.
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     The registrant has 26,707,579 common shares, par value $1.00, outstanding at October 31, 2003.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
Signatures

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements that are based on the best information currently available to management. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties that may cause our actual results or performance to be materially different from those indicated by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “forecast,” “may,” “will,” “could,” “should,” “expect,” “plan,” “believe,” “potential” or other similar words indicating future events or contingencies. Some of the things that could cause our actual results to differ from our expectations are: economic conditions; the continued impact of terrorist attacks, global instability and potential U.S. military involvement; our significant indebtedness; downgrades of our credit ratings; the competitive environment and other trends in our industry; changes in laws and regulations; changes in our operating costs including fuel; changes in our business plans; interest rates and the availability of financing; liability and other claims asserted against us; labor disputes; our ability to attract and retain qualified personnel; and inflation. For a discussion of these and other risk factors, review the information under the caption “Risk Factors” in Amendment No. 1 to our registration statement on Form S-1 filed on August 23, 2003 as well as Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. All of the forward-looking statements are qualified in their entirety by reference to the risk factors discussed therein. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or events described in any forward-looking statements. We disclaim any obligation to publicly update or revise any forward-looking statements after the date of this report to conform them to actual results.

PART I. FINANCIAL STATEMENTS
ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS

	December 31,	September 30,
(In Millions)	2002	2003

Current Assets
Cash and cash equivalents	$269.0	$221.7
Marketable securities	366.8	526.9
Receivables - net	125.4	142.1
Inventories and supplies	71.9	68.0
Deferred income taxes	61.2	83.4
Prepaid expenses and other current assets	82.0	80.5

Total Current Assets	976.3	1,122.6

Property and Equipment
Flight equipment	2,066.4	2,304.7
Other property and equipment	430.9	448.8
Deposits for future flight equipment	93.5	89.2

	2,590.8	2,842.7
Less accumulated depreciation and amortization	811.4	891.5
Total Property and Equipment - Net	1,779.4	1,951.2

Intangible Assets	50.9	50.9

Other Assets	74.1	114.7

Total Assets	$2,880.7	$3,239.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	September 30,
(In Millions)	2002	2003

Current Liabilities
Accounts payable	$132.1	$125.6
Accrued aircraft rent	76.0	66.9
Accrued wages, vacation and payroll taxes	87.4	87.3
Other accrued liabilities	222.2	259.7
Air traffic liability	211.6	265.7
Current portion of long-term debt and capital lease obligations	48.6	55.7

Total Current Liabilities	777.9	860.9

Long-Term Debt and Capital Lease Obligations	856.7	1,041.0

Other Liabilities and Credits
Deferred income taxes	157.2	200.3
Deferred revenue	232.0	238.7
Other liabilities	201.2	215.5

	590.4	654.5

Shareholders’ Equity
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2002 - 29,309,726 shares 2003 - 29,426,315 shares	29.3	29.4
Capital in excess of par value	483.3	485.1
Treasury stock, at cost: 2002 - 2,736,287 shares 2003 - 2,729,393 shares	(62.5)	(62.3)
Accumulated other comprehensive income (loss)	(80.2)	(84.6)
Retained earnings	285.8	315.4

	655.7	683.0

Total Liabilities and Shareholders’ Equity	$2,880.7	$3,239.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Three Months Ended September 30
(In Millions Except Per Share Amounts)	2002	2003

Operating Revenues
Passenger	$570.7	$645.8
Freight and mail	21.1	22.6
Other - net	28.8	33.8

Total Operating Revenues	620.6	702.2

Operating Expenses
Wages and benefits	224.1	237.9
Contracted services	22.2	24.4
Aircraft fuel	82.7	94.7
Aircraft maintenance	35.8	42.4
Aircraft rent	48.3	49.2
Food and beverage service	18.6	17.6
Commissions	7.2	4.6
Other selling expenses	32.5	31.5
Depreciation and amortization	34.4	32.7
(Gain) loss on sale of assets	(0.3)	0.1
Landing fees and other rentals	38.1	43.3
Other	51.5	45.0

Total Operating Expenses	595.1	623.4

Operating Income	25.5	78.8

Nonoperating Income (Expense)
Interest income	6.0	5.5
Interest expense	(11.2)	(13.3)
Interest capitalized	0.6	0.4
U.S. government compensation	0.4	—
Other - net	(2.0)	(3.2)

	(6.2)	(10.6)

Income before income tax	19.3	68.2
Income tax expense	6.8	27.5

Net Income	$12.5	$40.7

Basic Earnings Per Share	$0.47	$1.53

Diluted Earnings Per Share	$0.47	$1.52

Shares used for computation:
Basic	26.549	26.660
Diluted	26.562	26.796

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Nine Months Ended September 30
(In Millions Except Per Share Amounts)	2002	2003

Operating Revenues
Passenger	$1,552.0	$1,678.2
Freight and mail	59.4	63.6
Other - net	85.0	89.7

Total Operating Revenues	1,696.4	1,831.5

Operating Expenses
Wages and benefits	638.8	697.5
Contracted services	69.3	74.5
Aircraft fuel	222.6	265.0
Aircraft maintenance	121.3	140.2
Aircraft rent	141.6	146.1
Food and beverage service	49.9	46.6
Commissions	31.1	11.4
Other selling expenses	96.2	87.7
Depreciation and amortization	100.7	98.2
(Gain) loss on sale of assets	(0.8)	0.2
Landing fees and other rentals	103.9	120.6
Other	150.9	139.3

Total Operating Expenses	1,725.5	1,827.3

Operating Income (Loss)	(29.1)	4.2

Nonoperating Income (Expense)
Interest income	16.1	11.5
Interest expense	(34.7)	(38.6)
Interest capitalized	1.4	1.9
U.S. government compensation	0.5	71.4
Other - net	8.9	2.7

	(7.8)	48.9

Income (loss) before income tax and accounting change	(36.9)	53.1
Income tax expense (benefit)	(12.8)	23.5

Income (loss) before accounting change	(24.1)	29.6
Cumulative effect of accounting change	(51.4)	—

Net Income (Loss)	$(75.5)	$29.6

Basic and Diluted Earnings (Loss) Per Share:
Income (loss) before accounting change	$(0.91)	$1.11
Cumulative effect of accounting change	(1.93)	—

Net Earnings (Loss) Per Share	$(2.84)	$1.11

Shares used for computation:
Basic	26.543	26.621
Diluted	26.543	26.680

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in Treasury		Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	Income (Loss)	Earnings	Total

Balances at December 31, 2002:	26.573	$29.3	$483.3	$(62.5)	$(80.2)	$285.8	$655.7

Net income for the nine months ended September 30, 2003						29.6	29.6
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					(3.6)
Reclassification to earnings					3.8
Income tax effect					(0.1)

					0.1		0.1

Related to fuel hedges:
Change in fair value					14.6
Reclassification to earnings					(21.9)
Income tax effect					2.8

					(4.5)		(4.5)

Total comprehensive loss							25.2
Stock issued under stock plans	0.124	0.1	1.8	0.2			2.1

Balances at September 30, 2003	26.697	$29.4	$485.1	$(62.3)	$(84.6)	$315.4	$683.0

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

Nine Months Ended September 30 (In Millions)	2002	2003

Cash flows from operating activities:
Net income (loss)	$(75.5)	$29.6
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	51.4	—
Depreciation and amortization	100.7	98.2
Amortization of airframe and engine overhauls	46.5	47.8
Gain on marketable securities	—	(0.1)
Changes in derivative fair values	(6.0)	1.8
(Gain) loss on sale of assets	(0.8)	0.2
Increase (decrease) in deferred income taxes	(9.3)	23.6
Increase in accounts receivable	(4.2)	(16.3)
Increase in prepaid expenses and other current assets	(16.9)	(1.6)
Increase in air traffic liability	11.7	54.2
(Decrease) increase in other current liabilities	(15.1)	22.0
Increase in deferred revenue and other-net	34.6	13.1

Net cash provided by operating activities	117.1	272.5

Cash flows from investing activities:
Proceeds from disposition of assets	3.5	3.1
Purchases of marketable securities	(457.1)	(695.2)
Sales and maturities of marketable securities	275.7	535.3
Property and equipment additions:
Aircraft purchase deposits	(24.8)	(35.3)
Capitalized overhauls	(40.7)	(56.1)
Aircraft	(36.8)	(194.4)
Other flight equipment	(12.6)	(12.1)
Other property	(33.4)	(22.8)
Aircraft deposits returned	41.4	1.2
Restricted deposits and other	(13.4)	(32.3)

Net cash used in investing activities	(298.2)	(508.6)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	25.5	247.0
Offering costs in connection with issuance of long-term debt	—	(4.7)
Long-term debt and capital lease payments	(26.8)	(55.6)
Proceeds from issuance of common stock	0.3	2.1

Net cash provided by (used in) financing activities	(1.0)	188.8

Net change in cash and cash equivalents	(182.1)	(47.3)
Cash and cash equivalents at beginning of period	490.8	269.0

Cash and cash equivalents at end of period	$308.7	$221.7

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$32.1	$31.1
Income taxes	(20.8)	(0.1)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Alaska Air Group, Inc. (Air Group) include the accounts of our principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). As used in these Notes to Consolidated Financial Statements, the terms “we”, “us”, “our” and similar terms refer to Air Group and, unless the context indicates otherwise, our subsidiaries. These interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments have been made which are necessary to present fairly our financial position as of September 30, 2003, as well as the results of our operations for the three and nine months ended September 30, 2002 and 2003. The adjustments made were of a normal recurring nature.

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

Change in Accounting Principle

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In connection with the adoption of this statement, we determined that all of our goodwill was impaired. As a result, effective January 1, 2002, we recorded a one-time, non-cash charge of $51.4 million ($12.5 million for Alaska and $38.9 million for Horizon) to write-off all of our goodwill. This charge is reflected as a cumulative effect of accounting change in our Consolidated Statement of Operations for the nine months ended September 30, 2002.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which requires the consolidation of variable interest entities, as defined. A variable interest entity is one in which a company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected returns, or both, as a result of ownership, contractual or other financial interests in the entity. The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. This Interpretation is currently applicable to variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 to December 31, 2003 for variable interests held by public companies in entities that existed prior to February 1, 2003. This deferral is to allow time for implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies. While we are still evaluating the impact of this Interpretation, we currently do not believe that any entities will be consolidated as a result of Interpretation No. 46.

Note 2. Prepaid Expenses and Other Assets

At December 31, 2002 and September 30, 2003, our prepaid expenses and other assets included prepaid aircraft rent of $30.4 million and $43.3 million, respectively.

Note 3. Stock Option Plans

We have three stock option plans that provide for the grant of options to purchase Air Group common stock at stipulated prices on the date of the grant to officers and employees of Air Group and its subsidiaries. We apply the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, in accounting for stock options. Accordingly, no compensation cost has been recognized for these plans as the exercise price of options equals the fair market value on the date of grant.

The following table represents the effect of net income (loss) before accounting change, net income (loss) and earnings (loss) per share if we had applied the fair value based method and recognition provisions of SFAS No. 123 to our stock-based employee compensation (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003

Income (loss) before accounting change:
As reported	$12.5	$40.7	$(24.1)	$29.6
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax	(1.5)	(1.4)	(4.4)	(4.6)

Pro forma income (loss) before accounting change	$11.0	$39.3	$(28.5)	$25.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003

Net income (loss):
As reported	$12.5	$40.7	$(75.5)	29.6
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.5)	(1.4)	(4.4)	(4.6)

Pro forma net income (loss)	$11.0	$39.3	$(79.9)	$25.0

Basic earnings (loss) per share before accounting change:
As reported	$0.47	$1.53	$(0.91)	$1.11
Pro forma	0.42	1.47	(1.07)	0.94
Diluted earnings (loss) per share before accounting change:
As reported	$0.47	$1.52	$(0.91)	$1.11
Pro forma	0.42	1.47	(1.07)	0.94
Basic earnings (loss) per share:
As reported	$0.47	$1.53	$(2.84)	$1.11
Pro forma	0.42	1.47	(3.01)	0.94
Diluted earnings (loss) per share:
As reported	$0.47	$1.52	$(2.84)	$1.11
Pro forma	0.42	1.47	(3.01)	0.94

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. During the fourth quarter of 2002, we adopted the disclosure provisions of SFAS No. 148 and we are currently evaluating SFAS No. 148 to determine if we will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when we will transition to that method. If we had adopted the prospective transition method as prescribed by SFAS No. 148 in the third quarter of 2003, compensation expense of $0.2 million and $0.6 million would have been recorded on an after-tax basis for the three and nine months ended September 30, 2003, respectively.

Note 4. Frequent Flyer Program

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions (in millions):

	December 31, 2002	September 30, 2003

Current Liabilities:
Other accrued liabilities	$87.0	$106.3
Other Liabilities and Credits (non-current):
Deferred revenue	183.9	192.6
Other liabilities	32.1	23.7

Total	$303.0	$322.6

Note 5. Earnings Per Share

Earnings (loss) per share (EPS) calculations were as follows (in millions except per share amounts). Stock options are excluded from the calculation of diluted EPS because they are antidilutive. For the three months ended September 30, 2002 and 2003, stock options represented 3.1 million shares and 2.4 million shares, respectively. For the nine months ended September 30, 2002 and 2003, stock options represented 2.4 million shares and 3.1 million shares, respectively..

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003

Basic
Income (loss) before accounting change	$12.5	$40.7	$(24.1)	$29.6
Weighted average shares outstanding	26.549	26.660	26.543	26.621

Earnings (loss) per share before accounting change	$0.47	$1.53	$(0.91)	$1.11

Diluted
Income (loss) before accounting change	$12.5	$40.7	$(24.1)	$29.6
Weighted average shares outstanding	26.549	26.660	26.543	26.621
Assumed exercise of stock options	.013	.136	—	.059
Diluted EPS shares	26.562	26.796	26.543	26.680

Earnings (loss) per share before accounting change	$0.47	$1.52	$(0.91)	$1.11

Diluted EPS excludes the assumed conversion of the convertible notes we issued on March 21, 2003 (See Note 7). Holders of these convertible notes have the option to require us to repurchase the securities on certain dates, the first being March 21, 2008. In addition, until March 21, 2008, holders may surrender the notes for conversion into our shares of common stock (or, at our election, cash) if the closing sale price of our common stock exceeds $28.60 for a 20-day period in a consecutive 30-day period. After March 21, 2008, the required sale price of our common stock for such period increases based on the variable yield of the notes. If this condition is satisfied, the notes will be convertible at any time thereafter at the option of the holder, through maturity, and will be included in our calculation of diluted EPS on a go-forward basis. In the event that the security holders decide to exercise their convertibility options, we intend to satisfy our obligation with cash.

During the third quarter of 2003, at no time did our stock price in a 20-day period exceed $28.60 in a consecutive 30-day period. However, in the fourth quarter of 2003, the notes will become convertible at the option of the holder based on the current trading prices of our common stock. Accordingly, in future periods we will include these convertible notes in our calculation of diluted EPS to the extent they are not anti-dilutive to the diluted EPS calculation.

Note 6. Operating Segment Information

Operating segment information for Alaska and Horizon for the three and nine month periods ended September 30 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003

Operating revenues:
Alaska*	$512.4	$585.3	$1,403.3	$1,522.9
Horizon*	116.6	132.7	315.1	342.3
Elimination of intercompany revenues*	(8.4)	(15.8)	(22.0)	(33.7)

Consolidated	$620.6	$702.2	$1,696.4	$1,831.5

Income (loss) before income tax and accounting change:
Alaska	$13.1	$50.1	$(28.7)	$39.1
Horizon	5.9	19.5	(7.1)	19.9
Other	(0.3)	(1.4)	(1.1)	(5.9)

Consolidated	$19.3	$68.2	$(36.9)	$53.1

Total assets at end of period:
Alaska			$2,756.7	$3,072.7
Horizon			222.8	257.4
Other			812.7	911.1
Elimination of intercompany accounts			(891.3)	(1,001.8)

Consolidated			$2,900.9	$3,239.4

* Certain reclassifications have been made to the September 30, 2002 Alaska and Horizon statements of operations to conform to the September 30, 2003 presentation.

Note 7. Long-Term Debt and Capital Lease Obligations

At December 31, 2002, and September 30, 2003, long-term debt and capital lease obligations were as follows (in millions):

	December 31,	September 30,
	2002	2003

Fixed rate notes payable due through 2015	$439.9	$396.7
Variable rate notes payable due through 2018	453.6	541.6
Senior convertible notes due through 2023	—	150.0

Long-term debt	893.5	1,088.3
Capital lease obligations	11.8	8.4
Less current portion	(48.6)	(55.7)

	$856.7	$1,041.0

During the first nine months of 2003, we issued $97.0 million ($65.0 million in the second quarter of 2003 and $32.0 million in the third quarter of 2003) of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 12 to 15 years.

On March 21, 2003, we completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023 (the Notes). The Notes bear interest for the first five years from date of issuance at a variable interest rate of 3-month LIBOR plus 2.5% (3.64% at September 30, 2003). This interest is paid quarterly in arrears. Thereafter, the Notes will cease bearing cash interest and instead, the principal value of the Notes will increase daily by the unpaid interest which will be calculated at LIBOR plus 2.5%, up to a maximum of 5.25%.

The Notes are convertible into shares of our common stock at the option of the holder (or cash, at our option) only upon the occurrence of certain events which include the following:

a)	Our common stock trading at a value for a 20-day period greater than 110% of the conversion price in a 30-day period ending on the fiscal quarter.

b)	Our obtaining a low credit rating, as defined.

c)	Upon redemption of the Notes.

d)	Upon certain corporate transactions.

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

Net proceeds from the offering totaled $145.3 million. Approximately $19.7 million of the net proceeds is restricted to collateralize interest payments for the first three years and is reported as restricted cash ($6.6 million recorded in prepaid expenses and other current assets and $13.1 million in other assets) in our Consolidated Balance Sheet as of September 30, 2003.

Note 8. Contingencies

We are a party to ordinary routine litigation incidental to our business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

Note 9. U.S. Government Compensation

On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. Additionally, passenger security fees were not imposed by the TSA and carrier fees were not paid during the period June 1, 2003 through September 30, 2003. In May 2003, we received our share of the one-time cash grant in the amount of $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon).

In August 2003, we received $2.7 million ($2.5 million for Alaska and $0.2 million for Horizon) from the Federal Aviation Administration in reimbursement of flight deck reinforcement expenditures. The reimbursement was recorded as an offset to our capital costs.

During the third quarter of 2002 we received $0.4 million ($0.2 million Alaska and $0.2 million Horizon) under the Air Transportation Safety and System Stabilization Act to compensate us for direct and incremental losses as a result of the September 11th terrorist attacks.

Note 10. Horizon Code Share Agreement

On September 18, 2003, Horizon entered into a 12-year agreement with Frontier Airlines to operate regional jet service as Frontier JetExpress, effective January 1, 2004. Initially, Horizon will operate four 70-seat Bombardier CRJ-700 aircraft as Frontier JetExpress and plans on expanding this fleet to nine airplanes by May 30, 2004. Horizon will be responsible for flying and maintaining the aircraft and Frontier will maintain control over scheduling and destinations. In exchange for providing these services, Horizon will receive a base fee and performance-based incentives.

During the fourth quarter of 2003, Horizon will complete the necessary transition to begin Frontier JetExpress operations on January 1, 2004.

Alaska Airlines Financial and Statistical Data

	Three Months Ended September 30						Nine Months Ended September 30

					%					%
Financial Data (in millions):	2002		2003		Change		2002	2003		Change

Operating Revenues:
Passenger	$468.0		$532.5		13.8%		$1,275.5	$1,380.1		8.2%
Freight and mail	19.7		21.4		8.6%		55.6	59.8		7.6%
Other - net	24.7		31.4		27.1%		72.2	83.0		15.0%

Total Operating Revenues	512.4		585.3		14.2%		1,403.3	1,522.9		8.5%

Operating Expenses:
Wages and benefits	184.9		198.7		7.5%		524.1	578.7		10.4%
Contracted services	18.9		20.5		8.5%		59.8	60.9		1.8%
Aircraft fuel	70.7		81.6		15.4%		190.1	227.6		19.7%
Aircraft maintenance	31.6		35.2		11.4%		103.3	117.7		13.9%
Aircraft rent	32.1		31.1		-3.1%		95.7	92.8		-3.0%
Food and beverage service	17.8		17.0		-4.5%		47.9	44.8		-6.5%
Commissions	13.2		17.6		33.3%		43.9	38.0		-13.4%
Other selling expenses	26.1		25.8		-1.1%		78.8	71.0		-9.9%
Depreciation and amortization	29.2		29.7		1.7%		85.7	87.8		2.5%
Loss on sale of assets	0.5		0.8		NM		0.7	1.3		NM
Landing fees and other rentals	30.1		33.6		11.6%		82.2	93.5		13.7%
Other	38.5		34.5		-10.4%		111.3	102.9		-7.5%

Total Operating Expenses	493.6		526.1		6.6%		1,423.5	1,517.0		6.6%

Operating Income (Loss)	18.8		59.2		NM		(20.2)	5.9		NM

Interest income	6.4		4.6				17.5	10.3
Interest expense	(11.3)		(11.2)				(35.0)	(33.9)
Interest capitalized	0.5		0.2				1.0	1.3
U.S. government compensation	0.2		—				0.3	52.8
Other - net	(1.5)		(2.7)				7.7	2.7

	(5.7)		(9.1)				(8.5)	33.2

Income (Loss) Before Income Tax and Accounting Change	$13.1		$50.1		NM		$(28.7)	$39.1		NM

Operating Statistics:
Revenue passengers (000)	3,978		4,280		7.6%		10,787	11,335		5.1%
RPMs (000,000)	3,673		4,126		12.3%		10,022	10,946		9.2%
ASMs (000,000)	5,207		5,693		9.3%		14,602	15,611		6.9%
Passenger load factor	70.5%		72.5%		2.0	pts	68.6%	70.1%		1.5	pts
Breakeven load factor	69.4%		65.9%		-3.5	pts	71.4%	71.6%		0.2	pts
Yield per passenger mile	12.74	¢	12.91	¢	1.3%		12.73 ¢	12.61	¢	-0.9%
Operating revenue per ASM	9.84	¢	10.28	¢	4.5%		9.61 ¢	9.76	¢	1.5%
Operating expenses per ASM (a)	9.48	¢	9.24	¢	-2.5%		9.75 ¢	9.72	¢	-0.3%
Operating expenses per ASM excluding fuel (a)	8.12	¢	7.81	¢	-3.9%		8.45 ¢	8.26	¢	-2.2%
Fuel cost per gallon	81.6	¢	88.7	¢	8.7%		77.9 ¢	89.6	¢	15.0%
Fuel gallons (000,000)	86.6		92.0		6.2%		243.9	253.9		4.1%
Average number of employees	10,465		10,114		-3.4%		10,167	10,079		-0.9%
Aircraft utilization (blk hrs/day)	11.2		11.1		-0.9%		10.7	10.6		-0.9%
Operating fleet at period-end	102		109		6.9%		102	109		6.9%

NM = Not Meaningful

(a)  See Note 1 on Page 18

Note:

Certain reclassifications have been made to the September 30, 2002 statements of operations to conform to the September 30, 2003 presentation.

Horizon Air Financial and Statistical Data

	Three Months Ended September 30				Nine Months Ended September 30

			%					%
Financial Data (in millions):	2002	2003	Change		2002	2003		Change

Operating Revenues:
Passenger	$110.0	$127.2	15.6%		$294.9	$326.8		10.8%
Freight and mail	1.4	1.2	-14.3%		3.8	3.8		0.0%
Other - net	5.2	4.3	-17.3%		16.4	11.7		-28.7%

Total Operating Revenues	116.6	132.7	13.8%		315.1	342.3		8.6%

Operating Expenses:
Wages and benefits	38.7	39.2	1.3%		113.2	118.8		4.9%
Contracted services	5.3	5.7	7.5%		15.6	18.4		17.9%
Aircraft fuel	12.0	13.1	9.2%		32.5	37.4		15.1%
Aircraft maintenance	4.2	7.2	71.4%		18.0	22.5		25.0%
Aircraft rent	16.2	18.1	11.7%		45.9	53.3		16.1%
Food and beverage service	0.8	0.6	-25.0%		2.0	1.8		-10.0%
Commissions	1.3	0.9	-30.8%		5.7	2.1		-63.2%
Other selling expenses	6.4	5.7	-10.9%		17.4	16.7		-4.0%
Depreciation and amortization	4.9	2.7	-44.9%		13.9	9.5		-31.7%
Gain on sale of assets	(0.7)	(0.7)	NM		(1.4)	(1.1)		NM
Landing fees and other rentals	8.6	10.3	19.8%		22.8	28.2		23.7%
Other	12.5	9.7	-22.4%		37.5	32.6		-13.1%

Total Operating Expenses	110.2	112.5	2.1%		323.1	340.2		5.3%

Operating Income (Loss)	6.4	20.2	NM		(8.0)	2.1		NM

Interest income	0.2	0.2			0.6	0.5
Interest expense	(0.6)	(0.6)			(1.6)	(1.9)
Interest capitalized	0.1	0.2			0.4	0.6
Government compensation	0.2	—			0.2	18.6
Other - net	(0.4)	(0.5)			1.3	—

	(0.5)	(0.7)			0.9	17.8

Income (Loss) Before Income Tax and Accounting Change	$5.9	$19.5	NM		$(7.1)	$19.9		NM

Operating Statistics:
Revenue passengers (000)	1,334	1,376	3.1%		3,621	3,671		1.4%
RPMs (000,000)	424	466	9.9%		1,128	1,224		8.5%
ASMs (000,000)	657	701	6.7%		1,795	1,950		8.6%
Passenger load factor	64.6%	66.5%	1.9	pts	62.8%	62.8%		0.0	pts
Breakeven load factor	61.6%	56.2%	-5.4	pts	65.0%	62.8%		-2.2	pts
Yield per passenger mile	25.92 ¢	27.29 ¢	5.3%		26.15 ¢	26.70	¢	2.1%
Operating revenue per ASM	17.74 ¢	18.93 ¢	6.7%		17.55 ¢	17.56	¢	0.1%
Operating expenses per ASM (a)	16.76 ¢	16.05 ¢	-4.3%		17.99 ¢	17.45	¢	-3.0%
Operating expenses per ASM excluding fuel (a)	14.94 ¢	14.18 ¢	-5.1%		16.18 ¢	15.53	¢	-4.0%
Fuel cost per gallon	81.9 ¢	90.3 ¢	10.3%		80.1 ¢	91.9	¢	14.7%
Fuel gallons (000,000)	14.7	14.5	-1.4%		40.6	40.7		0.2%
Average number of employees	3,518	3,368	-4.3%		3,463	3,375		-2.5%
Aircraft utilization (blk hrs/day)	7.7	8.2	6.5%		7.4	7.9		6.8%
Operating fleet at period-end	63	61	-3.2%		63	61		-3.2%

NM = Not Meaningful

(a)  See Note 1 on Page 18

Note:

Certain reclassifications have been made to the September 30, 2002 statements of operations to conform to the September 30, 2003 presentation.

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

Alaska Airlines, Inc.:
($ in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2003		2002		2003

Total GAAP operating expenses	$493.6		$526.1		$1,423.5		$1,517.0
ASMs (000,000)	5,207		5,693		14,602		15,611
GAAP operating expenses per ASM	9.48	¢	9.24	¢	9.75	¢	9.72	¢

Total GAAP operating expenses	$493.6		$526.1		$1,423.5		$1,517.0
Less: aircraft fuel	70.7		81.6		190.1		227.6

Operating expenses excluding fuel	$422.9		$444.5		$1,233.4		$1,289.4
ASMs (000,000)	5,207		5,693		14,602		15,611
Operating expenses per ASM excluding fuel	8.12	¢	7.81	¢	8.45	¢	8.26	¢

Horizon Air Industries, Inc.:
($ in millions)

	2002		2003		2002		2003

Total GAAP operating expenses	$110.2		$112.5		$323.1		$340.2
ASMs (000,000)	657		701		1,795		1,950
GAAP operating expenses per ASM	16.76	¢	16.05	¢	17.99	¢	17.45	¢

Total GAAP operating expenses	$110.2		$112.5		$323.1		$340.2
Less: aircraft fuel	12.0		13.1		32.5		37.4

Operating expenses excluding fuel	$98.2		$99.4		$290.6		$302.8
ASMs (000,000)	657		701		1,795		1,950
Operating expenses per ASM excluding fuel	14.94	¢	14.18	¢	16.18	¢	15.53	¢

The following table summarizes Alaska Air Group, Inc.’s earnings (loss) and diluted earnings (loss) per share during 2002 and 2003 excluding the change in accounting principle relating to goodwill and the receipt of government compensation and as reported in accordance with GAAP.

($ in millions)

	Three Months Ended September 30,
	2002		2003

	Dollars	EPS	Dollars	EPS

Net income (loss) and diluted EPS excluding Government compensation	$12.2	$0.46	$40.7	$1.52
Government compensation, net of tax	0.3	0.01	—	—

Reported GAAP amounts	$12.5	$0.47	$40.7	$1.52

	Nine Months Ended September 30,
	2002		2003

	Dollars	EPS	Dollars	EPS

Net loss and diluted EPS excluding change in accounting principle and government compensation	($24.4)	($0.92)	($14.7)	($0.55)
Change in accounting principle relating to goodwill	(51.4)	(1.93)	—	—
Government compensation, net of tax	0.3	0.01	44.3	1.66

Reported GAAP amounts	($75.5)	($2.84)	$29.6	$1.11

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

References in the Quarterly Report on Form 10-Q to “Air Group,” “the Company,” “we,” “us” and “our” refer to Alaska Air Group, Inc. and its subsidiaries, unless otherwise specified. Alaska Airlines, Inc. and Horizon Air Industries, Inc. are referred to as “Alaska” and “Horizon,” respectively, and together as our “airlines.”

Air Group’s filings with the Securities and Exchange Commission, including its annul report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Summary

Summer demand from West Coast vacationers and the State of Alaska combined with a continued focus on our cost management initiatives and the government’s temporary waiver of security fees resulted in a profitable third quarter 2003 for us. Historically, our operating income is lowest during the first and fourth quarters, gradually increases in the second quarter and reaches its highest level during the third quarter. Consistent with this seasonal trend, we experienced our highest demand during the third quarter of 2003 as traffic and revenue trends began improving in the latter half of the second quarter and peaked in August before decreasing in September. In the fourth quarter of 2003, we expect this seasonal trend to continue. In addition, we believe our year-end results of operations may be negatively impacted by declines in business traffic, rising fuel prices and increased competition in the markets we serve.

To mitigate these negative influences, in 2002 and throughout 2003, we have engaged in extensive cost reduction and revenue enhancement initiatives. In June 2003, Alaska met with leaders of its labor unions to begin a dialog over how Alaska and its labor groups can work cooperatively to better position the airline for growth and success. These meetings focused on our desire to achieve a cost structure that enables us to offer customers the services they want at fares they are willing to pay; to earn a reasonable profit; to grow our business and take advantage of competitive opportunities; and to secure the futures of our employees. Alaska is seeking to lower its operating cost per available seat mile, excluding fuel, to 7.25 cents by 2005. However, this is a goal and should not be viewed as a prediction of future performance.

As discussed in Note 9 to the unaudited consolidated financial statements, on April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. Additionally, passenger security fees were not imposed by the

TSA and carrier fees were not paid during the period June 1, 2003 through September 30, 2003. In May 2003, we received our share of the one-time cash grant in the amount of $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon).

In August 2003, we received $2.7 million ($2.5 million for Alaska and $0.2 million for Horizon) from the Federal Aviation Administration in reimbursement of flight deck reinforcement expenditures. The reimbursement was recorded as an offset to our capital costs.

During the third quarter of 2002 we received $0.4 million ($0.2 million Alaska and $0.2 million Horizon) under the Air Transportation Safety and System Stabilization Act to compensate us for direct and incremental losses as a result of the September 11th terrorist attacks.

On September 18, 2003, Horizon entered into a 12-year agreement with Frontier Airlines to operate regional jet service as Frontier JetExpress, effective January 1, 2004. Initially, Horizon will operate four 70-seat Bombardier CRJ-700 aircraft as Frontier JetExpress and plans on expanding this fleet to nine airplanes by May 30, 2004. Horizon will be responsible for flying and maintaining the aircraft and Frontier will maintain control over scheduling and destinations. In exchange for providing these services, Horizon will receive a base fee and performance-based incentives.

During the fourth quarter of 2003, Horizon will complete the necessary transition to begin Frontier JetExpress operations on January 1, 2004. These preparations, in addition to a higher level of scheduled maintenance activity, are expected to result in a 4% decrease in fourth quarter capacity levels compared to the same period in 2002.

Results of Operations

Third Quarter 2003 Compared with Third Quarter 2002

During the third quarter 2003, we reported consolidated net income of $40.7 million, or $1.52 per share, compared to a net income of $12.5 million, or $0.47 per share, in 2002. We recorded consolidated operating and pre-tax income of $78.8 million and $68.2 million, respectively, in 2003 versus consolidated operating and pre-tax income of $25.5 million and $19.3 million, respectively, in 2002. The increase in operating income over the prior year resulted primarily from our cost management initiatives combined with higher customer demand experienced during the quarter. In addition, we received a temporary waiver of security fees during the period June 1, 2003 through September 30, 2003 which positively impacted our results as compared to the same period in 2002. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 16 and 17, respectively. A discussion of the three-month data follows. On page 18, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measure.

Alaska Airlines Revenues

Operating revenues increased $72.9 million, or 14.2%, during 2003 as compared to 2002. For the quarter, available seat miles (ASM’s or Capacity) increased 9.3% and revenue passenger miles (RPM’s or Traffic) increased 12.3% as compared to the same period in 2002. Capacity increased 10.5% in July, 9.4% in August and 7.9% in September as compared to the same periods in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Washington D.C., Denver, Orlando, Newark and Miami) and an increase in service in the Mexico, Pacific Northwest and

Canada markets, partially offset by lower capacity in Arizona, Northern Alaska and the Bay Area. Traffic increases primarily reflect service to new cities and traffic increases in the Pacific Northwest, Mexico, Nevada and Canada markets, partially offset by decreases in traffic in Northern Alaska, Arizona and the Bay Area.

Yield per passenger mile was up 1.3% and passenger load factor increased 2.0 points during the third quarter of 2003 as compared to the same period in 2002. These increases were largely driven by strong demand during the quarter and resulted in a 13.8% increase in passenger revenues.

Freight and mail revenues increased $1.7 million, or 8.6%, compared to the same period in 2002. This increase is due to increases of $1.2 million and $0.5 million in freight and mail revenue, respectively.

Other-net revenues increased $6.7 million, or 27.1%, due largely to increased revenue from the redemption of miles in Alaska’s frequent flyer program as well as a $2.2 million increase in contract maintenance revenue as compared to the prior year.

Alaska Airlines Expenses

For the quarter, total operating expenses increased $32.5 million, or 6.6%, as compared to the same period in 2002. This increase is due largely to the 9.3% increase in capacity combined with higher commissions, fuel, maintenance, landing fees and other rentals, contracted services and wages and benefits costs, partially offset by lower food and beverage service, other selling expenses and other operating expenses. Operating expense per ASM excluding fuel decreased 3.9% as compared to the same period in 2002. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $13.8 million, or 7.5%, during the quarter as compared to 2002. Approximately $11.1 million of this increase reflects higher benefits costs, resulting from increases in pension costs of approximately $8.4 million and higher health insurance and workers’ compensation costs. The remaining $2.7 million wage increase reflects scale and step increases of 5.5%, partially offset by a 3.4% decrease in the number of employees.

•	Aircraft fuel increased $10.9 million, or 15.4%, due to an 8.7% increase in the fuel cost per gallon and a 6.2% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing a $6.0 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during the third quarter of 2003. For the remainder of 2003, Air Group has fuel hedges in place for 35% of its expected fuel consumption, principally crude oil swaps at prices below $22 per barrel. In 2004 and 2005, Alaska has crude oil options in place to hedge 25% and 16%, respectively, of its expected fuel consumption at prices ranging from $24 to $29.

•	Aircraft maintenance increased $3.6 million, or 11.4%, due to increases in the number of outside airframe and engine checks and other outside repairs. There were 19 engine removals during the third quarter of 2003 compared to 16 during the same period in 2002.

•	Commissions increased $4.4 million, or 33.3%, due to increased incentive payments to Horizon partially offset by the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels. Incentive payments to Horizon are eliminated in consolidation at the Air Group level. In 2003, 40.8% of Air Group ticket sales were made through traditional travel agents, compared to 45.0% in 2002. In 2003, 28.8% of the ticket sales were made through Alaska’s Internet web site, www.alaskaair.com, compared to 22.5% in 2002.

•	Other selling expenses decreased $0.3 million, or 1.1%, due to decreased Mileage Plan redemptions on partner carriers, partially offset by increased advertising spending.

•	Landing fees and other rentals increased $3.5 million, or 11.6%, due to higher landing fee rates at our new stations and higher rental rates in several of our large airport locations.

•	Other expense decreased $4.0 million, or 10.4%, primarily reflecting a decrease in insurance costs. Insurance expense decreases are a reflection of several factors including a $2.8 million insurance reimbursement received in the third quarter of 2003 resulting from a clarification of liability related to Flight 261, lower cost coverage from a government aviation war risk insurance program and competitive pressures in the aviation war risk insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Horizon Air Revenues

Operating revenues increased $16.1 million, or 13.8%, as compared to 2002 due, in part, to increased incentive payments from Alaska for feed traffic. For the third quarter 2003, capacity increased 6.7% and traffic was up 9.9%, compared to the third quarter of 2002 resulting in a 1.9 percentage point increase in load factor. Passenger yield increased 5.3%, and combined with the increase in traffic, resulted in an increase in passenger revenue of $17.2 million, or 15.6%.

Other-net revenues decreased $0.9 million, or 17.3%, primarily due to manufacturer support received in 2002 as compensation for delays in the delivery of CRJ 700 aircraft, which did not recur in 2003.

Horizon Air Expenses

Operating expenses increased $2.3 million, or 2.1%, as compared to the same period in 2002. This increase is due largely to the 6.7% increase in capacity, combined with higher maintenance and aircraft rent. Operating expenses per ASM excluding fuel decreased 5.1% as compared to the same period in 2002. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $0.5 million, or 1.3%, during the quarter as compared to 2002, on the basis of 4.3% fewer employees. The increase resulted from higher rates for unemployment tax and worker’s compensation as well as increased health care costs.

•	Aircraft fuel increased $1.1 million, or 9.2%, due to a 10.3% increase in the cost per gallon of fuel, which was offset by a 1.4% decrease in gallons consumed. Air Group’s fuel hedging program resulted in Horizon recognizing a $1.1 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during the third quarter of 2003. For the remainder of 2003, Air Group has fuel hedges in place for 35% of its expected fuel consumption, principally crude oil swaps at prices below $22 per barrel. In 2004 and 2005, Alaska has crude oil options in place to hedge 25% and 16%, respectively, of its expected fuel consumption at prices ranging from $24 to $29.

•	Aircraft maintenance expense increased $3.0 million, or 71.4%, primarily due to planned heavy checks on our Q400 and CRJ-700 aircraft and unscheduled engine events on the Q400 aircraft.

•	Aircraft rent increased $1.9 million, or 11.7%, due to higher rents for the newer aircraft in the fleet and the short-term rental of two Q400s to support the summer schedule.

•	Commissions decreased $0.4 million, or 30.8%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels.

•	Landing fees and other rentals increased $1.7 million, or 19.8%. This increase is due principally to increases in rates and a higher percentage of departures at larger, higher priced airports in 2003 as compared to 2002. Horizon is also paying a larger portion of Air Group expenses at stations where Alaska and Horizon operate due to a 2003 revision of an intercompany expense sharing agreement with Alaska.

•	Other expense decreased $2.8 million, or 22.4%, primarily reflecting a decrease in insurance costs. Insurance expense decreases are a reflection of several factors including a $1.0 million insurance reimbursement received in the third quarter of 2003 resulting from clarification of an Air Group insurance liability, lower cost coverage from a government aviation war risk insurance program and competitive pressures in the aviation war risk insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Consolidated Nonoperating Income (Expense)

Net nonoperating items were $6.2 million expense in 2002 compared to $10.6 million expense in 2003. Interest income decreased $0.5 million due to lower interest rates in 2003. Interest expense (net of capitalized interest) increased $2.3 million, or 21.7%, due to increases in debt resulting from the completion of a private placement of $150.0 million of floating rate senior convertible notes in the first quarter of 2003. (See discussion at Note 7, in the Notes to Consolidated Financial Statements).

Other-net includes $2.0 million and $2.9 million in hedging losses resulting from hedge ineffectiveness on fuel hedging contracts in 2002 and 2003, respectively.

Nine Months 2003 Compared with Nine Months 2002

Our consolidated net income for the first nine months of 2003 was $29.6 million, or $1.11 per share, compared with a net loss of $75.5 million, or $2.84 per share, in 2002. Our 2003 and 2002 consolidated net loss includes $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) and $0.5 million ($0.3 million for Alaska and $0.2 million for Horizon), respectively, received in connection with government assistance received under the Act. Our 2002 net loss includes $51.4 million related to the write-off of goodwill in connection with the adoption of SFAS No. 142 (see discussion in Note 1, in the Notes to Consolidated Financial Statements). Excluding the government compensation received in 2003 and 2002 of $71.4 million and $0.5 million, respectively, and the goodwill write-off in 2002, our net loss for the nine months ended 2003 was $14.7 million ($0.55 per share) compared to $24.4 million ($0.92 per share) for 2002.

The consolidated operating income for the first nine months of 2003 was $4.2 million compared to an operating loss of $29.1 million for 2002. The consolidated pre-tax income for the first nine months of 2003 was $53.1 million compared with a consolidated pre-tax loss before accounting change of $36.9 million for 2002. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 16 and 17, respectively. On page 18, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenues increased $119.6 million, or 8.5%, during the first nine months of 2003 as compared to the same period in 2002. For the nine months ended September 30, 2003, capacity increased 6.9% and traffic increased 9.2% as compared to the same period in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Denver, Newark, Washington D.C., Orlando and Miami) and an increase in service in the Pacific Northwest, Mexico, and Canada markets, partially offset by lower capacity in the Bay Area, Arizona and Northern Alaska. Traffic increases primarily reflect service to new cities and traffic increases in the Pacific Northwest, Mexico and Nevada, partially offset by decreases in traffic in the Bay Area, Northern Alaska and Arizona. Passenger load factor increased 1.5 percentage points to 70.1% during the first nine months of 2003 as compared to 2002.

Yield per passenger mile decreased 0.9% due to a combination of fewer business travelers and a drop off in demand. Higher traffic combined with lower yields resulted in a $104.6 million, or 8.2%, increase in passenger revenues.

Freight and mail revenues increased $4.2 million, or 7.6%, due principally to higher freight and mail volumes attributable to a reduction of security restrictions. Other-net revenues increased $10.8 million, or 15.0%, due largely to increased revenue from the redemption of miles in Alaska’s frequent flyer program.

Alaska Airlines Expenses

For the nine months ended September 30, 2003, total operating expenses increased $93.5 million, or 6.6%, as compared to the same period in 2002. This increase is due largely to a 6.9% increase in ASMs combined with higher fuel, maintenance, wages and benefits costs and landing fees and other rentals. Operating expense per ASM excluding fuel decreased 2.2% as compared to the same period in 2002. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $54.6 million, or 10.4%, for the first nine months of 2003 as compared to 2002. Approximately $37.0 million of this increase reflects higher benefits,

resulting from increases in pension costs of approximately $27.4 million and higher health insurance and workers’ compensation costs. The remaining $17.6 million increase reflects wage rate increases, partially offset by a 0.9% decrease in the number of employees.

•	Aircraft fuel increased $37.5 million, or 19.7%, due to a 15.0% increase in the fuel cost per gallon and a 4.1% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing an $18.6 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during the nine months of 2003.

•	Aircraft maintenance increased $14.4 million, or 13.9%, due to increases in the number of outside airframe and engine checks and other outside repairs.

•	Commissions decreased $5.9 million, or 13.4%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels, offset by an increase in incentive payments to Horizon. Incentive payments to Horizon are eliminated in consolidation at the Air Group level. In 2003, 44.0% of Air Group ticket sales were made through traditional travel agents, compared to 49.8% in 2002. In 2003, 26.9% of the ticket sales were made through Alaska’s Internet web site compared to 20.6% in 2002.

•	Other selling expenses decreased $7.8 million, or 9.9%, due principally to lower computer reservation system costs and Mileage Plan costs, partially offset by an increase in credit card commissions and advertising costs.

•	Landing fees and other rentals increased $11.3 million, or 13.7%. The higher rates reflect modest volume growth and an increase in airports’ cost of operations, including facility expansion initiatives, and increased costs for security.

•	Other expense decreased $8.4 million, or 7.5%, primarily reflecting lower expenditures for insurance, supplies, data lines and other communication services and property taxes, partially offset by increases in expenditures for professional services and per diems. Insurance expense decreases are a reflection of several factors including a $2.8 million insurance reimbursement received in the third quarter of 2003 resulting from a clarification of liability related to Flight 261, lower cost coverage from a government aviation war risk insurance program and competitive pressures in the aviation war risk insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Horizon Air Revenues

Operating revenues increased $27.2 million, or 8.6%, during the first nine months of 2003 as compared to the same period in 2002 due, in part, to an increase in incentive payments from Alaska for feed traffic. For the nine months ending September 30, 2003, capacity increased 8.6% and traffic was up 8.5%, compared to the same period in 2002. As a result, passenger load factor remained consistent during the first nine months of 2003 as compared to the same period in 2002. Passenger yield increased 2.1%, and combined with the increase in traffic, resulted in an increase in passenger revenue of $31.9 million, or 10.8%.

Other-net revenues decreased $4.7 million, or 28.7%, primarily due to manufacturer support received in 2002 as compensation for delays in the delivery of CRJ 700 aircraft, which did not recur in 2003.

Horizon Air Expenses

For the nine months ending September 30, 2003, operating expenses increased $17.1 million, or 5.3%, as compared to the same period in 2002. This increase is due largely to an 8.6% increase in ASMs combined with higher wages and benefits, landing fees and other rental costs. Operating expenses per ASM excluding fuel decreased 4.0% as compared to the same period in 2002. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $5.6 million, or 4.9%, during the nine months ending September 30, 2003 as compared to 2002. Approximately $5.3 million of this increase reflects higher benefits, resulting from increases in health insurance, workers’ compensation and retroactive profit sharing. The remaining $0.3 million increase reflects higher wages, partially offset by a 2.5% reduction in the number of employees.

•	Aircraft fuel increased $4.9 million, or 15.1%, due to a 14.7% increase in the cost per gallon of fuel and a 0.2% increase in gallons consumed. Air Group’s fuel hedging program resulted in Horizon recognizing a $3.3 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during the first nine months of 2003.

•	Aircraft maintenance expense increased $4.5 million, or 25.0%, primarily due to planned heavy checks on Q400 and CRJ-700 aircraft and a series of engine repairs on both aircraft types.

•	Aircraft rent increased $7.4 million, or 16.1%, due to the addition of two CRJ-700s and two Q400s as compared to 2002.

•	Commissions decreased $3.6 million, or 63.2%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels.

•	Landing fees and other rentals increased $5.4 million, or 23.7%. The 2002 results include a $0.9 million credit from adjusting a December 2001 accrual due to a year-end airport assessment coming in lower than expected. Absent this amount, landing fees and other rentals increased 19.0%. The higher rates reflect modest volume growth, an increase in airports’ cost of operations and increased costs for security. Horizon is also paying a larger portion of Air Group expenses at stations where Alaska and Horizon operate due to a 2003 revision of an intercompany expense sharing agreement with Alaska.

•	Other expense decreased $4.9 million, or 13.1%, primarily reflecting a decrease in insurance costs. Insurance expense decreases are a reflection of several factors including a $1.0 million insurance reimbursement received in third quarter 2003 resulting from clarification of an Air Group insurance liability, lower cost coverage from government aviation war risk insurance programs and competitive pressures in the aviation war risk insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Consolidated Nonoperating Income (Expense)

Net nonoperating items were $7.8 million expense in 2002 compared to $48.9 million income in 2003. The 2003 results include $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Act. Interest income decreased $4.6 million due principally to lower interest rates and an adjustment of premium and discount amortization on our marketable securities portfolio. Interest expense (net of capitalized interest) increased $3.4 million, or 10.2%, due primarily to increases in debt resulting from the completion of a private placement of $150.0 million of floating rate senior convertible notes in the first quarter of 2003. See discussion at Note 7, in the Notes to Consolidated Financial Statements.

Other-net includes $6.5 million in hedging gains and $1.1 million in losses resulting from hedge ineffectiveness on fuel hedging contracts in 2002 and 2003, respectively. In 2003, we received an insurance recovery of $3.1 million in connection with legal fees associated with the U.S. Attorney investigation in Oakland. In 2002, we received a $1.4 million insurance recovery and a $0.9 million gain on conversion of Equant N.V. shares (a telecommunications network company owned by many airlines).

Consolidated Income Tax Benefit

Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. The volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs relative to pre-tax profit or loss. In estimating the 44.3% tax rate for 2003, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and year-to-date pre-tax income. We evaluate this rate each quarter and make adjustments when necessary.

Critical Accounting Policies

For more information on our critical accounting policies, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002 and Amendment No. 1 to our Registration Statement on Form S-1 filed with the Securities Exchange Commission on September 23, 2003.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2002	September 30, 2003	Change

	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$635.8	$748.6	$112.8
Working capital	198.4	261.7	63.3
Long-term debt and capital lease obligations*	856.7	1,041.0	184.3
Shareholders’ equity	655.7	683.0	27.3
Book value per common share	$24.68	$25.58	$0.90
Debt-to-capital*	57%:43%	60%:40%	NA
Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent*	77%:23%	78%:22%	NA

* Excludes current portion of long-term debt and capital lease obligations

We have various options available to meet our capital and operating commitments in 2003, including cash and marketable securities on hand at September 30, 2003 of $748.6 million. In addition, to supplement cash requirements, we utilize various borrowing or leasing options. During the first quarter of 2003, we completed a private placement of $150.0 million of floating rate senior convertible notes to provide additional liquidity to be used in our operations. See discussion below in “Cash Provided by Financing Activities” and in Note 7, in the Notes to Consolidated Financial Statements.

During the first nine months of 2003, our shareholders’ equity increased $27.3 million due principally to the net income of $29.6 million.

During the first nine months of 2003, our cash and marketable securities increased $112.8 million to $748.6 million at September 30, 2003. This increase primarily reflects cash provided by operating activities of $272.5 million and cash provided by financing activities of $188.8 million, partially offset by cash used for the purchase of property and equipment of $316.4 million and $32.3 million paid for restricted deposits and other.

Cash Provided by Operating Activities

During the first nine months of 2003, operating activities provided $272.5 million of cash, primarily reflecting our net income of $29.6 million, depreciation and amortization of $98.2 million, amortization of airframe and engine overhauls of $47.8 million, increases in air traffic liability of $54.2 million and increases in deferred income taxes of $23.6 million, offset by an increase in accounts receivable of $16.3 million and $2.8 million of other changes in operating assets and liabilities.

Cash Used in Investing Activities

During the first nine months of 2003, cash used in investing activities totaled $508.6 million, primarily reflecting capital expenditures of $319.5 million, restricted cash deposits and other of $32.3 million and net purchases of marketable securities of $159.9 million, partially offset by cash provided by disposition of assets of $3.1 million.

Cash Provided by Financing Activities

In 2003, cash provided by financing activities was $188.8 million, reflecting new debt issuances of $247.0 million and proceeds from the issuance of common stock of $2.1 million, offset by offering costs of $4.7 million and long-term debt and capital lease payments of $55.6 million. During the first nine months of 2003, we issued $97.0 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 12 to 15 years. On March 21, 2003, we completed the private placement of $150 million of floating rate senior convertible notes due in 2023. The private placement was conducted pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from the offering were $145.3 million, of which $19.7 million is restricted to collateralize three years worth of interest payments and is reported as restricted cash ($6.6 million recorded in prepaid expenses and other current assets and $13.1 million in other assets) in our Consolidated Balance Sheet as of September 30, 2003. See Note 7, in the Notes to Consolidated Financial Statements for additional discussion of this offering transaction.

Commitments - At September 30, 2003, we had firm orders for 28 aircraft requiring aggregate payments of approximately $397.6 million, as set forth below. In addition, Alaska has options to acquire 26 additional B737’s, and Horizon has options to acquire 15 Dash 8-400’s and 25 CRJ 700’s. Alaska expects to finance the new planes with leases, long-term debt or internally generated cash. Horizon expects to finance its new aircraft with operating leases. During the second quarter of 2003, Alaska deferred the delivery of two Boeing 737-900’s from 2004 to 2005. During November of 2003, Horizon reached an agreement with Bombardier to reschedule the delivery of four CRJ-700’s in 2004 and six CRJ-700’s in 2005 to two CRJ-700’s deliveries per year beginning in 2005. In addition, Horizon converted two 2004 firm orders for CRJ-700’s to Q400’s. The following table summarizes aircraft deliveries by year and payments from October 1, 2003 to December 31, 2003 and by fiscal year thereafter:

	Delivery Period - Firm Orders

				Beyond
Aircraft	2003	2004	2005	2005	Total

Boeing 737-700	6	—	—	—	6
Boeing 737-900	5	1	2	—	8
Bombardier CRJ700	2	—	2	8	12
Bombardier Dash 8-400	—	2	—	—	2

Total	13	3	4	8	28

Payments (Millions)	$36.1	$84.3	$96.6	$180.6	$397.6

Alaska is party to a purchase agreement with an aircraft manufacturer. Under the agreement, upon commitment to purchase the aircraft, Alaska must make deposits to the manufacturer for a portion of the purchase price of the aircraft, with the remainder of the purchase price due at delivery. Concurrent with this agreement, the manufacturer has an agreement with a Trust wherein the Trust makes deposits to the manufacturer of additional pre-delivery deposits for the aircraft. Under certain specified events, including default by the Trust, Alaska may be required to pay the manufacturer the amounts paid by the Trust in order to retain the right to purchase the aircraft. Alaska makes monthly payments to the Trust related to the advances made by the Trust to the manufacturer, which are capitalized as part of the aircraft cost. The Trust is reimbursed for its advances on or before the delivery of the applicable aircraft. As of September 30, 2003, Alaska’s obligations relating to such advances equaled approximately $11.6 million which will be paid 2004. This amount is included as an aircraft purchase commitment in the summary of contractual obligations below.

The following table is a summary of our material contractual obligations for October 1, 2003 to December 31, 2003 and by fiscal year thereafter:

	Contractual Payments Due by Period

						Beyond
(in millions)	2003	2004	2005	2006	2007	2007	Total

Long-term debt	$15.6	$196.8	$44.1	$47.1	$49.8	$734.8	$1,088.2
Capital lease obligations	—	8.0	—	—	—	—	8.0
Operating lease commitments	36.5	224.2	315.3	302.0	264.8	1,792.3	2,935.1
Aircraft purchase commitments	36.1	84.3	96.6	45.2	48.3	87.1	397.6

Total	$88.2	$513.3	$456.0	$394.3	$362.9	$2,614.2	$4,428.9

New Accounting Standards – In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which requires the consolidation of variable interest entities, as defined. A variable interest entity is one in which a company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected returns, or both, as a result of ownership, contractual or other financial interests in the entity. The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. This Interpretation is currently applicable to variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 to December 31, 2003 for variable interests held by public companies in entities that existed prior to February 1, 2003. This deferral is to allow time for implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies. While we are still evaluating the impact of this Interpretation, we currently do not believe that any entities will be consolidated as a result of Interpretation No. 46.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

During the first nine months of 2003, we issued $97.0 million ($65.0 million in the second quarter of 2003 and $32.0 million in the third quarter of 2003) of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 12 to 15 years.

On March 21, 2003, we completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023. Net proceeds from the offering were $145.3 million, of which $19.7 million is restricted to collateralize three years worth of interest payments and is reported as restricted cash ($6.6 million recorded in prepaid expenses and other current assets and $13.1 million in other assets) in the Consolidated Balance Sheet as of September 30, 2003. See Note 7 in the Notes to Consolidated Financial Statements for additional discussion of this offering transaction.

We utilize financial derivative instruments as hedges to decrease our exposure to jet fuel price changes. We account for our fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. At September 30, 2003, we had crude oil option agreements in place to hedge approximately 35%, 25% and 16% of our expected jet fuel requirements in 2003, 2004 and 2005, respectively. Prices of these agreements range from $22 to $29 per barrel. All changes in fair value that are considered to be effective hedges are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed. The fair value of our hedge instruments at September 30, 2003 was approximately $10.5 million ($9.1 million in prepaid expenses and other current assets and $1.4 million in other assets) in our Consolidated Balance Sheet as of September 30, 2003.

During the three months ended September 30, 2002 and 2003, we recognized $5.8 million and $7.1 million in realized hedging gains, respectively. During the nine months ended September 30, 2002 and September 30, 2003, we recognized $6.8 million and $21.9 million in realized hedging gains, respectively. These amounts are reflected in aircraft fuel in our Consolidated Statements of Operations.

During the three months ended September 30, 2002 and 2003, we recorded $2.0 million and $2.9 million, respectively, in losses related to the ineffectiveness of our hedges. During the nine months ended September 30, 2002 and September 30, 2003, we recorded $6.5 million in gains and $1.1 million in losses, respectively, related to the ineffectiveness of our hedges. These amounts are recorded as non-operating income (expense) in other-net in our Consolidated Statements of Operations.

In the first nine months of 2003, we recorded a net loss of $4.5 million, net of tax, in other comprehensive income (loss) in our Consolidated Balance Sheet. This amount includes the change in effectiveness as related to the change in fair market value for future derivative hedge instruments and the removal of the effective portion of derivative hedge instruments that matured during the first nine months.

ITEM 4. Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective taking into consideration the size and nature of our business and operations.

We made no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2003, that our certifying officers concluded materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings

We are a party to ordinary routine litigation incidental to our business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  On July 7, 2003, August 14, 2003, and September 17, 2003, reports on Form 8-K were filed to furnish estimated financial results under regulation FD disclosure.

(b)  On July 21, 2003, a report on Form 8-K was filed to incorporate a press release filed on July 18, 2003 announcing the filing of a Shelf Registration Statement on Form S-1 with the Securities and Exchange Commission providing for the resale by security holders of up to $150,000,000 original principal amount of the Company’s issued and outstanding Senior Convertible Notes due 2023 and shares of common stock issuable upon conversion of the notes.

(c)  On July 22, 2003, a report on Form 8-K was filed to furnish Alaska Air Group, Inc.’s press release reporting financial results for the quarter ended June 30, 2003.

(d)  Exhibit 10.1- Codeshare Agreement dated as of September 18, 2003 between Horizon Air Industries, Inc. and Frontier Airlines, Inc. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

Date: November 13, 2003

/s/ Glenn S. Johnson

Glenn S. Johnson
Vice President/Finance and Controller

/s/ Bradley D. Tilden

Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

10.1	Codeshare Agreement dated as of September 18, 2003 between Horizon Air Industries, Inc. and Frontier Airlines, Inc. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission in a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (1)

31.1	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (1)

31.2	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (1)

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (1)

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (1)

(1)   Filed herewith.