Form 10-K
period 2003-12-31
ALASKA AIR GROUP INC
filed 2004-03-11
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

As of December 31, 2003, shares of common stock outstanding totaled 26,761,940. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on December 31, 2003, 26,693,527 shares, was approximately $573 million (based on the closing price of those shares, $21.45, on the New York Stock Exchange on June 30, 2003, the last business day of the registrant’s most recently completed second quarter).

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Title of Document	Part Hereof Into Which Document is to be Incorporated

Definitive Proxy Statement Relating to 2004 Annual Meeting of Shareholders	Part III

ALASKA AIR GROUP, INC.
Annual Report on Form 10-K for the year ended December 31, 2003

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Annual Report under the caption “Business – Business Risks,” which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

Alaska Air Group, Inc. (Air Group or the Company) is a holding company that was incorporated in Delaware in 1985. Its two principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Both subsidiaries operate as airlines, although their business plans, competition, and economic risks differ substantially. Alaska is a major airline, operates an all-jet fleet, and its average passenger trip length is 967 miles. Horizon is a regional airline, operates jet and turboprop aircraft, and its average passenger trip is 332 miles. Individual financial information for Alaska and Horizon is reported in Note 11 to Consolidated Financial Statements.

Air Group’s executive offices are located at 19300 Pacific Highway South, Seattle, Washington, 98188. Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this annual report on Form 10-K. As used in this Form 10-K, the terms “Air Group,” “our,” “we” and the “Company” refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise.

Alaska

Alaska Airlines, Inc. is an Alaska corporation that was organized in 1932 and incorporated in 1937. Alaska principally serves 39 cities in six western states (Alaska, Washington, Oregon, California, Nevada, and Arizona) and Canada and 7 cities in Mexico. Alaska also provides non-stop service between Seattle and five eastern cities (Washington, D.C., Boston, Miami, Orlando, and Newark), between Seattle and Denver, and between Anchorage and Chicago. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 2003, Alaska carried 15.0 million revenue passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 21% of Alaska’s 2003 revenue passenger miles, West Coast traffic (including Canada) accounted for 57%, the Mexico markets accounted for 10% and other markets accounted for 12%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Portland, Los Angeles, and Anchorage. Based on 2003 revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2003, Alaska’s operating fleet consisted of 109 jet aircraft.

Horizon

Horizon Air Industries, Inc., a Washington corporation that first began service in 1981, was incorporated in 1982 and was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves 39 cities in six states (Washington, Oregon, Montana, Idaho, California and Arizona) and six cities in Canada. In 2003, Horizon carried 4.9 million revenue passengers. Based on passenger enplanements, Horizon’s leading airports are Seattle, Portland, Boise, and Spokane. Based on revenues in 2003, its leading nonstop routes are Seattle-Portland, Seattle-Spokane, Seattle-Boise and Seattle-Vancouver. At December 31, 2003, Horizon’s operating fleet consisted of 18 jet and 44 turboprop aircraft, with the jets providing 46% of the 2003 capacity. Horizon flights are listed under the Alaska Airlines designator code in airline computer reservation systems. Additionally, effective January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines.

Alaska and Horizon coordinate their flight schedules to provide service between any two points served by their systems. In 2003, 31% of Horizon’s passengers connected to flights operated by Alaska compared to 29% in 2002. Both airlines distinguish themselves from competitors by providing a higher level of customer service in the form of attention to customer needs, advance seat assignments, expedited check-in, well-maintained aircraft, a first-class section aboard Alaska aircraft, and other amenities.

Industry Conditions

The airline industry is both seasonal and cyclical. Our operating income is generally lowest during the first and fourth quarters, gradually increases in the second quarter and reaches its highest level during the third quarter. Our industry has been negatively impacted by weak economic conditions in 2001 through the first half of 2003, the September 11, 2001 terrorist attacks and continued hostilities in the Middle East. Economic conditions in the second half of 2003 improved slightly, resulting in strong summer demand and higher than expected fourth quarter traffic. However, industry demand levels, as measured by passenger traffic, have not returned to pre- 2001 levels.

Due to the industry’s high fixed costs in relation to revenue, a small change in load factors or fare levels has a large impact on profits. For most airlines, including Alaska and Horizon, labor and fuel account for almost half of operating expenses. Our wage and benefit costs increased 11% in 2001, 8% in 2002 and 9% in 2003. Fuel prices have been volatile in the last three years. Our fuel cost per gallon decreased 14% and 10% in 2001 and 2002, respectively, and increased 14% during 2003.

As discussed in Note 13 to the consolidated financial statements, in April 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. Additionally, passenger security fees were not imposed by the TSA and carrier fees were not paid during the period June 1, 2003 through September 30, 2003. In May 2003, we received our share of the one-time cash grant in the amount of $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon).

On September 11, 2001, the United States was attacked by terrorists using hijacked jets of two U.S. airlines. The FAA shut down all commercial airline flight operations for September 11 and 12. Airlines resumed flight operations at reduced levels on September 13. Throughout the industry, airlines have recently instituted a variety of cost-saving measures including renegotiation of collective bargaining agreements, scaling back the receipt of planned airplane deliveries and renegotiation of vendor agreements. At several airlines and related entities, credit rating agencies have downgraded long-term credit ratings, including that of Alaska Air Group, Inc.

MARKETING AND COMPETITION

Alliances with Other Airlines

Alaska and Horizon have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code sharing on certain flights as set forth below. Alliances enhance Alaska’s and Horizon’s revenues by offering our customers more travel destinations and better mileage accrual/redemption opportunities, gaining us access to more connecting traffic from other airlines, and providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and Horizon while earning mileage credit in our partners’ programs. Alaska’s and Horizon’s marketing agreements have various termination dates and at any time, one or more may be in the process of renegotiation. If a significant agreement were terminated, it could adversely impact revenues and increase the costs of our other marketing agreements. Most of our code share relationships are free-sell code shares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. The table below identifies our marketing alliances with other airlines as of December 31, 2003.

		Code sharing	Code sharing
	Frequent	Alaska Flight #	Other Airline Flight #
	Flyer	on Flights Operated	On Flights Operated
	Agreement	by Other Airline	by Alaska/Horizon
Major U.S. or
International Airlines
American Airlines/American Eagle	Yes	Yes	No
British Airways	Yes	No	No
Cathay Pacific Airways	Yes	No	No
Continental Airlines	Yes	Yes	Yes
Frontier Airlines**	No	No	Yes
Hawaiian Airlines	Yes	Yes	Yes
KLM	Yes	No	Yes
Lan Chile	Yes	No	Yes
Northwest Airlines	Yes	Yes	Yes
Qantas	Yes	No	Yes
Commuter Airlines
Era Aviation	Yes*	Yes	No
PenAir	Yes*	Yes	No
Big Sky Airlines	Yes*	Yes	No
Helijet International	Yes*	Yes	No

* This airline does not have its own frequent flyer program. However, Alaska’s Mileage Plan members can accrue and redeem miles on this airline’s route system.

** Capacity purchase arrangement as described under “Business – General Information – Horizon.”

Competition

Competition in the airline industry is intense. We believe the principal competitive factors in the industry are:

•	safety record and reputation;

•	fares;

•	customer service;

•	routes served;

•	flight schedules;

•	frequent flyer programs;

•	on time arrivals;

•	on-board amenities;

•	type of aircraft;

•	code-sharing relationships.

Any domestic air carrier issued a certificate of public convenience and necessity by the Department of Transportation is allowed to operate scheduled passenger service in the United States. Together, Alaska and Horizon carry approximately 3.1% of all U.S. domestic passenger traffic. Alaska and Horizon compete with one or more domestic or foreign airlines on most of their routes. Some of these competitors are substantially larger than Alaska and Horizon, have greater financial resources, and have more extensive route systems. Due to its shorthaul markets, Horizon also competes with ground transportation, including train, bus and automobile transportation.

Most major U.S. carriers have developed, independently or in partnership with others, large global distribution systems. Airlines, including Alaska and Horizon, are charged fees to have their flight schedules included in the various computer reservation systems used by travel agencies and airlines. These systems have historically been the predominant means of distributing airline tickets and have been subject to regulation by the Department of Transportation. Air carriers are increasingly distributing their services on the Internet through various airline joint venture or independent websites. We currently participate in a number of these distribution channels, but we cannot predict the terms on which we may be able to continue to participate in these or other sites, or their effect on our ability to compete with other airlines.

REGULATION

General

The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the Department of Transportation and the Federal Aviation Administration (FAA) still exercise regulatory authority over air carriers. In order to provide passenger and cargo air transportation in the U.S., a domestic airline is required to hold a certificate of public convenience and necessity issued by the Department of Transportation. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. A certificate is of unlimited duration, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificate itself. In addition, the Department of Transportation maintains jurisdiction over the approval of international code share agreements, alliance agreements between domestic major airlines, international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability.

The FAA regulates aircraft operations generally, including establishing personnel, maintenance and flight operation standards. Domestic airlines are required to hold a valid air carrier operating certificate issued by the FAA. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. In addition, the FAA has issued a number of directives that we are incorporating into our aircraft. These relate to, among other things, enhanced ground proximity warning systems, cockpit door security enhancements, McDonnell Douglas MD-80 insulation blanket replacement, MD-80 main landing gear piston improvements and Boeing 737 rudder and elevator improvements. Based on our current implementation schedule, we are or expect to be in compliance with the applicable requirements within the required time periods.

The Department of Justice has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements. To the extent we continue to pursue alliances with international carriers, we may be subject to certain regulations of foreign agencies.

In November 2001, the Aviation and Transportation Security Act (the Security Act) was enacted. The Security Act created a new government agency, the Transportation Security Administration (TSA), which is now part of the Department of Homeland Security and is responsible for aviation security. The Security Act mandates that the TSA shall provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. The TSA performs these functions with its own federal employees. On December 31, 2002, the TSA began explosive detection screening of all checked baggage. The TSA also provides for increased security on flight decks of aircraft and requires federal air marshals to be present on certain flights.

Effective February 1, 2002, the Security Act imposed a $2.50 per enplanement security service fee (maximum $5.00 one-way fee) which is collected by the air carriers and submitted to the government to pay for these enhanced security measures. Additionally, to the extent the TSA determines that such fee is insufficient to pay for the cost of providing the security measures as mentioned in the previous paragraph, in each of the years 2002, 2003 and 2004, air carriers may be required to submit to the government an amount equal to the amount the air carriers paid for screening passengers and property in 2000. After that, this fee may be assessed based on the air carrier’s market share. In 2002, the TSA began assessing payments under this feature of the Security Act. We paid $9.9 million and $8.4 million to the TSA for this security charge in 2002 and 2003, respectively. Effective June 1, 2003, Congress suspended the security fee until September 30, 2003, and authorized a partial refund of security fees that the airlines paid before that time.

In addition, the Security Act requires air carriers to honor tickets, on a standby basis, from other air carriers that are insolvent or bankrupt and suspend service within 18 months of the passage of the Security Act. This deadline was extended to April 30, 2004. To be eligible, a passenger must make arrangements with the air carrier within 60 days after the date on which the passenger’s air transportation was suspended. To date, this provision has not had a substantial impact on our airlines. If a major U.S. air carrier were to declare bankruptcy and cease or suspend operations, this feature of the Security Act could have an impact on our airlines. To the extent we are not fully reimbursed for the costs of honoring such tickets, the impact could be materially adverse.

The Department of Transportation, under its authority to prevent unfair competitive practices in the industry, has considered the issuance of pricing and capacity rules that would limit major air carriers’ competitive response to new entrant carriers. Although the Department of Transportation as recently as 2001 declined to issue specific competitive guidelines, it reiterated its intent to prevent what it considers to be unfair competitive practices in the industry, and to pursue enforcement actions on a case-by-case basis. To the extent that future Department of Transportation enforcement actions either directly or indirectly impose restrictions upon our ability to respond to competitors, our business may be adversely impacted. Conversely, a relaxation in either unfair competition enforcement or restrictions could limit our ability to enter new markets or harm our operating results for markets that we have recently entered.

Airline Fares

Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by vigorous price competition. The Department of Transportation maintains authority over international (generally outside of North America) fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries we serve. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.

Legislation, sometimes referred to as the “Passengers’ Bill of Rights,” has been discussed in Congress and state legislatures. This legislation could, if enacted, place various limitations on airline fares and/or affect operating practices such as baggage handling and overbooking. Effective December 15, 1999, we, as well as other domestic airlines, implemented a Customer Service Plan to address a number of service goals, including, but not limited to goals relating to:

1)	lowest fare availability;

2)	delays, cancellations and diversions;

3)	baggage delivery and liability;

4)	guaranteed fares;

5)	ticket refunds;

6)	accommodation of customers with special needs;

7)	essential customer needs during extraordinary delays;

8)	flight oversales;

9)	frequent flyer program;

10)	other travel policies;

11)	service with domestic code share partners; and

12)	handling of customer issues.

In February 2001, the Department of Transportation Inspector General issued a report on the various air carriers’ performance of their Customer Service Plans. The report included a number of recommendations which could limit our flexibility with respect to various operational practices. In February 2001, a bill proposing an “Airline Customer Service Improvement Act” was introduced in the U.S. Senate. In addition, other items of legislation have been introduced that would limit hub concentration, reallocate slots at certain airports and impose higher landing fees at certain hours. To the extent legislation is enacted that would inhibit our flexibility with respect to fares, our revenue management system, our operations or other aspects of our customer service operations, our financial results could be adversely affected.

Fare discounting by competitors has historically had a negative effect on our financial results because we are generally required to match competitors’ fares to maintain passenger traffic. During recent years, a number of new low-cost airlines have entered the domestic market and several major airlines, including Alaska and Horizon, implemented efforts to lower their cost structures. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic, cost reductions or changes in the mix of traffic that improves yields, our operating results will be negatively impacted.

In February 2004, Alaska initiated a fare rationalization plan whereby a number of restrictions were eliminated and the gap between the highest and lowest fares was reduced. The goal of this initiative is to increase customer value and simplify the customer’s purchase decision.

Airport Access

Heavily used airports may have restrictions with respect to the number of permitted take-offs and landings, the total permitted annual seat capacity to be operated at an airport, the use or allocation of airport slots, or other restrictions. We currently have sufficient authorizations to operate our existing flights and have generally been able to obtain gates to expand our operations and change our schedules. However, we cannot assure you that we will be able to obtain authorizations for these purposes in the future, or be able to do so on economical terms.

Environmental Matters

We are subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund Act. We are also subject to the oversight of the Occupational Safety and Health Administration, known as OSHA, concerning employee safety and health matters. The U.S. Environmental Protection Agency, or EPA, OSHA, and other federal agencies have been authorized to promulgate regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. We maintain our own continuing safety, health and environmental programs in order to meet or exceed these requirements.

The Airport Noise and Capacity Act recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of nighttime curfews. The Airport Noise and Capacity Act generally requires FAA approval of local noise restrictions on aircraft. While we have had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, our operations could be adversely affected if such regulations become more restrictive or widespread.

Although we do not currently anticipate that these regulatory matters, individually or collectively, will have a material impact on our financial condition, results of operations or cash flows, we cannot assure you that new regulations or compliance issues that we do not currently anticipate will not harm our financial condition, results of operations or cash flows in future periods.

EMPLOYEES

The airline business is labor intensive. Alaska and Horizon had 10,996 and 3,742, respectively, active full-time and part-time employees at December 31, 2003. Wages, salaries and benefits represented approximately 38% of our total operating expenses in 2003.

At December 31, 2003, labor unions represented 84% of Alaska’s and 43% of Horizon’s employees. Our relations with such labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements between Air Group and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may declare at some time that an impasse exists, at which point the National Mediation Board proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period, a Presidential Emergency Board may be established, which examines the parties’ positions and recommends a solution. The Presidential Emergency Board process lasts for 30 days and is followed by a “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help”, including the imposition of any or all of its proposed amendments and the hiring of workers to replace strikers.

A number of Alaska’s collective bargaining agreements contain provisions for interest arbitration. Under interest arbitration, if the parties have not negotiated the contract by a predetermined date, each side may submit a limited number of issues to binding arbitration. The arbitrator’s decision on those open points then becomes part of the collective bargaining agreement, and no strike or company self-help will occur. The union contract with the Alaska pilots, among others, contains an interest arbitration provision. Alaska is currently in negotiations with the Association of Flight Attendants and the International Association of Machinists and Aerospace Workers Union, representing its ramp service and stock clerks. Additionally, Alaska is in negotiations with the Air Line Pilots Association International outside of the normal contractual cycle. A final decision on interest arbitration, if it occurs, would be made by April 30, 2005.

Alaska’s union contracts at December 31, 2003 were as follows:

		Number of
Union	Employee Group	Employees	Contract Status
Air Line Pilots Association International	Pilots	1,479	In Negotiations* Amendable 5/1/05
Association of Flight Attendants (AFA)	Flight attendants	2,145	In Negotiations
International Association of Machinists and Aerospace Workers	Ramp service and stock clerks Clerical, office and passenger service	1,257 2,951	In Negotiations Amendable 3/31/04
Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	1,270	Amendable 12/25/04
Mexico Workers Association of Air Transport	Mexico airport personnel	80	Amendable 9/29/06
Transport Workers	Dispatchers	31	Amendable 6/30/07*
Union of America (TWU)

* Collective bargaining agreement contains interest arbitration provision.

Horizon’s union contracts at December 31, 2003 were as follows:

		Number of
Union	Employee Group	Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	627	Amendable 9/12/06
AFA	Flight attendants	456	Amendable 11/21/07
AMFA	Mechanics and related classifications	420	In Negotiations
TWU	Dispatchers	21	Amendable 9/11/05
National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	103	In Negotiations

FUEL

Our operations are significantly affected by the availability and price of jet fuel. Fuel costs were 14.5% of our total operating expenses in 2003 and 13.1% in 2002. Fuel prices, which can be volatile and which are outside of our control, can have a significant impact on our operating results. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.9 million. We believe that operating fuel-efficient aircraft helps to mitigate the effect of high fuel prices. We also purchase fuel hedge contracts to reduce our exposure to fluctuations in the price of jet fuel. Due to the competitive nature of the airline industry, in the event of continuing increases in the price of jet fuel, there can be no assurance that we will be able to pass on increased fuel prices to our customers by increasing our fares. Conversely, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues.

While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event of significant hostilities or other conflicts in oil producing areas, there could be reductions in the production and/or importation of crude oil. If there were major reductions in the availability of jet fuel, our business would be adversely affected. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of our fuel hedging activities.

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

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 75% of the free flight awards on Alaska and Horizon are subject to blackout dates and capacity-controlled seating. Mileage Plan accounts may be deleted after three years of inactivity in that member’s account. As of December 31, 2002 and 2003, Alaska estimated that 2,067,000 and 2,353,000, respectively, round-trip flight awards were eligible for redemption by Mileage Plan members who have mileage credits exceeding the 20,000-mile free round-trip domestic ticket award threshold. Of those eligible awards, Alaska estimated that 1,931,000 and 2,073,000, respectively, would ultimately be redeemed. For the years 2001, 2002 and 2003, approximately 310,000, 441,000, and 606,000 round-trip flight awards were redeemed and flown on Alaska and Horizon. Those awards represent approximately 5.2% for 2001, 6.8% for 2002 and 8.7% for 2003 of the total passenger miles flown for each period. For the years 2001, 2002 and 2003, approximately 154,000, 174,000 and 174,000, respectively, round-trip flight awards were redeemed and flown on airline partners.

For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. The incremental cost does not include a contribution to overhead, aircraft cost, or profit. Alaska also sells mileage credits to non-airline partners, such as hotels, car rental agencies, and a credit card company. Alaska defers a majority of the sales proceeds, and recognizes these proceeds as revenue when the award transportation is provided on Alaska or other airline. The deferred proceeds are recognized as passenger revenue for awards issued on

Alaska and as other revenue-net for awards issued on other airlines. At December 31, 2002 and 2003, the deferred revenue and the total liability for providing free travel on Alaska and for estimated payments to partner airlines was $303.0 million and $336.0 million, respectively.

OTHER INFORMATION

Seasonality and Other Factors

Our results of operations for any interim period are not necessarily indicative of those for the entire year, because the air transportation business is subject to seasonal fluctuations. Our business is somewhat seasonal. Our operating income is generally lowest during the first and fourth quarters, generally increases in the second quarter and reaches its highest level during the third quarter.

The airline industry is characterized generally by low profit margins and high fixed costs, primarily for personnel, aircraft fuel, debt service and rent. The expenses of an aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our operating results. In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	the timing and success of our growth plan as we increase flights in existing markets and enter new markets,

•	changes in fuel, security and insurance costs,

•	increases in personnel, marketing, aircraft ownership and other operating expenses to support our anticipated growth, and

•	the timing and amount of maintenance expenditures.

In addition, seasonal variations in traffic, various expenditures and weather affect our operating results from quarter to quarter. We tend to experience the highest levels of traffic and revenue during the third quarter of each year. Given our high proportion of fixed costs, seasonality can affect our profitability from quarter to quarter. Many of our areas of operations experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceled flights and accommodating displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions than some of our competitors, who may be better able to spread weather-related risks over larger route systems.

The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern.

No material part of our business or that of our subsidiaries is dependent upon a single customer or very few customers. Consequently, the loss of our largest few customers would not have a materially adverse effect upon our financial condition, results of operations or cash flows.

Insurance

We carry insurance for passenger liability, property damage and hull insurance for damage to our aircraft, in amounts that, in the opinion of management, are adequate.

As a result of the events of September 11, 2001, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for third-party liability for claims resulting from acts of terrorism, war or similar events. At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general.

Pursuant to authority granted in the Air Transportation Safety and System Stabilization Act, the Homeland Security Act of 2002, and the Emergency Wartime Supplemental Appropriations Act of 2003, the Government has offered, and we have accepted, war risk insurance to replace commercial war risk insurance through August 31, 2004.

Other Government Matters

We have elected to participate in the Civil Reserve Air Fleet program, whereby we have agreed to make available to the federal government a certain number of aircraft in the event of a military call-up. The government would reimburse us for the use of such aircraft.

BUSINESS RISKS

Our operations and financial results are subject to various uncertainties, such as global and industry instability, intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions.

The airline industry is highly competitive and subject to rapid environmental change. We may be unable to compete effectively against other airlines with greater financial resources or lower operating costs, or to adjust rapidly enough in the event the basis of competition in our markets changes.

The airline industry is highly competitive as to fares, flight frequency, frequent flyer benefits, routes and service. The industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. We currently compete with one or more other airlines on substantially all of our routes. Many of these airlines are larger and have significantly greater financial resources and name recognition or lower operating costs than our company. Some of these competitors have chosen from time to time to add service, reduce their fares, or both, in our markets. We may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve.

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles and Anchorage. Significant portions of our flights occur to and from our Seattle hub. In 2003, this traffic to and from Seattle accounted for 62% of 2003 traffic. We believe that concentrating our service offerings in this way allows us to maximize our investment in personnel, aircraft and ground operations, as well as to gain greater advantage from sales and marketing efforts in these regions. As a result, we remain highly dependent upon our key markets. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in our key markets, such as adverse changes in local economic conditions, negative public perception of a key market and significant price increases linked to increases in airport access costs and fees imposed on passengers. An increase in competition in our key markets could also cause us to reduce fares or take other competitive measures that harm our operating results.

Many airlines, including ours, have marketing alliances with other airlines. Among other things, they share the use of two-letter flight designator codes to identify their flights and fares in the computerized reservation systems and permit reciprocity in their frequent flyer programs. Internet distribution arrangements either in conjunction with other airlines or with independent travel websites are also becoming an important means for selling airline travel. Any consolidation or significant alliance activity within the airline industry, or our loss of key alliance or distribution relationships, could result in our competitors having access to increased route networks and resources, which, in turn, would increase the risks of competition described above.

The airline industry, particularly the regional airlines, also faces competition from ground transportation alternatives, such as the bus, train or automobile. Video teleconferencing and other methods of electronic communication may add a new dimension of competition to the industry as business travelers seek lower-cost substitutes for air travel.

Weakness in the general economy, and in the airline industry in particular, could have an adverse effect on our business.

We believe that airline traffic, including business traffic, is particularly sensitive to changes in economic growth and expectations. Weak economic growth contributed to the airline industry suffering significant losses in 2001, 2002 and the first half of 2003. During 2002, both US Airways and United Airlines filed for bankruptcy. Because airlines operating under bankruptcy protection receive increased flexibility to reduce their costs by voiding contracts and renegotiating existing business obligations, current and future airline bankruptcies could have a substantial impact on industry competition. In the event airlines who have received bankruptcy protection choose to apply some or all of the cost savings they obtain toward reduced fares, bankruptcy by airlines who compete with us may cause us to reduce our fares and result in a substantial reduction in revenue and operating margin. Continued weakness in the airline industry may also result in additional industry consolidation, greater reliance on industry alliances, such as code sharing and frequent flyer reciprocity arrangements, and increased price competition among existing carriers, each of which could dramatically alter the competitive environment in the markets we serve and harm our operating results. Continued weak economic performance in the airline industry may also result in a further reduction in our credit rating and make it more difficult for us to raise capital on economical terms. Any general reduction in airline passenger traffic as a result of a soft economy would harm our business.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems and our website. We also issue a substantial number of our tickets to passengers as electronic tickets. We depend on our computerized reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and cause our customers to purchase tickets from another airline. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business.

The September 11, 2001 terrorist attacks negatively impacted our industry and our business and further threatened or actual terrorist attacks, or other hostilities involving the U.S., may significantly harm our industry and our business in the future.

The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry, including our company. Since a substantial portion of airline travel, for both business and leisure, is discretionary, further terrorist activity connected with air travel, or the threat of further terrorist activity, could result in travelers canceling or deferring their plans for air travel and have a material adverse effect on our revenues. In the fourth quarter of 2001, the temporary shutdown of domestic passenger air travel and reduced demand for air travel led Alaska to reduce its flight schedule by approximately 13% and Horizon to reduce its flight schedule by approximately 20%. Because a substantial portion of our costs are fixed in the short term, however, we were unable to offset the reduction in customer demand through cost savings, and operating results were harmed to a proportionately greater degree. Additional terrorist attacks, the fear of such attacks or other hostilities involving the U.S. could have a further significant negative impact on the airline industry, including us, and could:

•	result in a grounding of commercial air traffic by the FAA,

•	significantly reduce passenger traffic and yields due to a potentially dramatic drop in demand for air travel,

•	increase security and insurance costs,

•	increase fuel costs and the volatility of fuel prices,

•	make it more difficult for us to obtain war risk or other insurance, and

•	increase costs from airport shutdowns, flight cancellations and delays resulting from security breaches and perceived safety threats.

If we are unable to meet our cost reduction goals, our results of operations and financial condition may suffer.

We, along with other airlines, have announced aggressive cost reduction goals that are an important part of our business strategy. The aim of these cost reduction initiatives is to improve our profitability without requiring a substantial increase in current fares and to better position us to be able to grow our business and take advantage of market opportunities. We believe that we have already implemented initiatives that will reduce our annual operating costs by approximately $80 million and plan on achieving approximately $230 million in additional savings through a combination of additional product and other cost-management initiatives, market-based wage adjustments, a common health and retirement benefits package for every work group, and work rule changes focusing on greater efficiency in operations. Although we plan to work cooperatively with labor groups and employees to achieve these targets, operating changes are not yet in place to generate this level of cost savings. We cannot be certain that we will be able to implement changes in our operations sufficient to generate this level of savings, or that if such changes are implemented, that forecasted savings will be achieved. In the event that we are unable to achieve our cost reduction goals, or our efforts prove less successful than those of our competitors, our results of operations will likely be below our own expectations and may be below those of outside financial analysts, and our financial condition may be harmed.

Many of our employees are covered by collective bargaining agreements. A failure to negotiate new agreements, or to do so on terms competitive with the labor costs and practices of our competitors, could disrupt our business and increase our costs.

As of December 31, 2003, labor unions represented 84% of Alaska’s and 43% of Horizon’s employees. Alaska is currently in negotiations with the International Association of Machinists and Aerospace Workers union, which represents its ramp service and stock clerk work group. Labor costs generally are a significant component of our total expenses, comprising 38% of our total operating expenses in 2003. Each of our different employee groups may require separate collective bargaining agreements, and may make demands that would increase our operating expenses and adversely affect our profitability. If we were unable to reach agreement on the terms of any collective bargaining agreement with any group of our employees or were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. We could also become subject to protests or picketing by organized labor groups representing our employees. Any of these events would be disruptive to our operations and could harm our business. In the event any agreement we reach with an organized labor group requires us to pay wages or to incur costs that are materially higher than those we currently pay or we are unable to fully offset such increased costs through fare increases, our expenses would increase and our operating margin would be harmed.

Increases in fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, comprising 14.5% of total operating expenses for the year ended December 31, 2003. Significant increases in fuel costs would harm our financial condition and results of operations. We estimate that during the year ended December 31, 2003, a one-cent increase in the price per gallon of fuel would have increased our fuel expenses by $3.9 million.

Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, higher fuel prices or the curtailment of scheduled service could result. Some of our competitors may have more leverage in obtaining fuel. We may be unable to offset increases in the price of fuel through higher fares. We utilize our fuel hedges as a form of insurance against significant increases in fuel prices. To hedge our exposure to fuel price fluctuations, we began purchasing hedging instruments, primarily crude oil swaps during 2000. At December 31, 2003, we had swap and cap agreements for crude oil contracts in place to hedge approximately 33% of our 2004 expected jet fuel requirements. Even with hedges, we are substantially exposed to increases in jet fuel costs.

Our insurance costs have increased substantially as a result of the September 11, 2001 terrorist attacks, and further increases in insurance costs would harm our business, financial condition and results of operations.

Following the September 11, terrorist attacks, aviation insurers dramatically increased airline insurance premiums and significantly reduced the maximum amount of insurance available to airlines for third-party claims resulting from acts of terrorism, war or similar events to $50 million per event and in the aggregate. In light of this development, under the Air Transportation Safety and Stabilization Act, the Homeland Security Act of 2002, and the Emergency Wartime Supplemental Appropriations Act of 2003, the government is currently offering domestic airlines either (i) third-party liability war risk coverage above $50 million, or (ii) in lieu of commercial war risk insurance, full hull, comprehensive and third-party liability war risk coverage. This coverage provides for the same limits of hull and comprehensive insurance and twice the limits of third-party liability insurance carried by the airline on September 11, 2001.

Aviation insurers could increase their premiums even further in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull, comprehensive and third-party war risk insurance provided by the government is mandated through August 31, 2004, with the possibility of an extension through December 31, 2004. While the government may extend the deadline for when it will stop providing such coverage, we cannot be certain that any extension will occur, or if it does, how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government. Significant increases in insurance premiums would adversely impact our business, financial condition and results of operations.

Changes in government regulation imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT and the FAA have issued regulations, relating to the operation of airlines that have required significant expenditures. For example, on November 19, 2001, the President signed into law the Aviation and Transportation Security Act (the Security Act). This law federalizes substantially all aspects of civil aviation security and requires, among other things, the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a new $2.50 per enplanement ticket tax, with authority granted to the TSA to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. Implementation of the requirements of the Security Act will result in increased costs for our company and our passengers. In addition to increased costs, the security measures required to be implemented under the Security Act, as well as additional security measures issued by the FAA, have on occasion resulted in a longer check-in process for passengers and caused delays and disruptions in airline service, which has led to customer frustration and may reduce the demand for airline travel. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and/or increasing costs.

Our reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of our aircraft, such as the loss of Alaska Flight 261 off the coast of California in January 2000, could involve a significant loss of life and result in a loss of faith in our airlines by the flying public. In addition, we could experience significant potential claims from injured passengers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. Airlines are required by the DOT to carry liability insurance. Although we believe that we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve one of our airlines, could cause a public perception that our airlines or the equipment they fly is less safe or reliable than other transportation alternatives, which would harm our business.

Our operations are often affected by factors beyond our control, including traffic congestion at airports, weather conditions and increased security measures, any of which could harm our financial condition and results of operations.

Like other airlines, our operations are subject to delays caused by factors beyond our control, including air traffic congestion at airports, adverse weather conditions and increased security measures. Delays frustrate passengers, reduce aircraft utilization and increase costs, all of which in turn affect our profitability. During periods of fog, snow, rain, freezing rain, storms or other adverse weather conditions, flights may be canceled or significantly delayed. Due to our geographic area of operations, we believe our operations are more susceptible to adverse weather conditions than many of our competitors. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our financial condition and results of operations.

Our failure to successfully expand our business could harm our financial condition and results of operations.

A part of our current profitability strategy involves increasing the frequency of flights in markets we currently serve, expanding the number of markets served and increasing flight connection opportunities. We believe that growth will allow us to achieve additional economies of scale and to manage unit costs. Increasing the number of markets we serve depends on our ability to access suitable airports, facilities and in some cases regulatory approvals in targeted markets. Any condition that would deny, limit or delay access to such airports, facilities or approvals would constrain our ability to grow. In addition, successful growth depends on our ability to maintain yields and load factors at profitable levels. Inadequate revenues in new markets may require us to revise our current growth strategy. We cannot be certain that we will be able to successfully expand our existing markets or establish new markets, and the failure to do so could harm our financial condition and results of operations.

If Alaska fails to comply with financial covenants, some of its financing agreements may be terminated.

Alaska is required to comply with specific financial covenants in certain agreements, primarily its $150 million revolving credit facility. We cannot ensure that Alaska will be able to comply with these covenants or provisions or that these requirements will not limit our ability to finance our future operations or capital needs. Alaska’s inability to comply with the required financial maintenance covenants or provisions could result in default under these financing agreements and would result in a cross default under Alaska’s other financing agreements. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the agreements could be declared to be immediately due and payable. If Alaska did not have sufficient available cash to pay all amounts that became due and payable, Air Group or Alaska would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all. If such financing were not available, Alaska would have to sell assets in order to obtain the funds required to make accelerated payments or risk its aircraft becoming subject to repossession, which could harm our business.

Our business could be harmed if we are unable to attract and retain qualified personnel at reasonable costs.

Our business is labor intensive, with labor costs representing 38% of our operating expenses for the year ended December 31, 2003. We expect salaries, wages and benefits to increase on a gross basis and that these costs could increase as a percentage of our overall costs, which could harm our business. We compete against the major U.S. airlines for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, or if we lose the services of key personnel we may be unable to grow or sustain our business and our operating results and business prospects could be harmed. We may also have difficulty replacing management or other key personnel who leave and, therefore, the loss of any of these individuals could harm our business.

We have incurred operating losses in each year since 2000 and may incur substantial operating losses in the future. In addition, our quarterly results can fluctuate substantially.

For the year ended December 31, 2003, Air Group incurred an operating loss of $11.1 million. Prior to that, we incurred operating losses of $88.9 million, $126.3 million and $33.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The inability to achieve or sustain profitability may hinder our ability to honor our existing obligations as they become due, to obtain future equity or debt financing or to do so on economical terms, and to sustain and expand our business.

In addition, our quarterly results can fluctuate substantially due to a variety of factors including seasonal variations in traffic, the timing of various expenditures, and weather. Because expenses of an aircraft flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our operating results. Due to these factors, as well as other risk factors described in this Form 10-K, quarter-to-quarter comparisons of our results may not be good indicators of our future performance. In addition, it is possible that in any future quarter our operating results could be below expectations of investors and any published reports or analyses regarding our company. In that event, the price of Air Group’s common stock could decline, perhaps substantially.

Our indebtedness could increase the volatility of earnings and otherwise restrict our activities.

We have and will continue to have for the foreseeable future a significant amount of indebtedness. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues results in a disproportionately greater decrease in earnings. As of December 31, 2003, we had approximately $1,113.6 million of indebtedness outstanding, approximately $955.1 million of which was secured by flight equipment and real property and approximately $8.5 million of capital lease obligations.

Our outstanding indebtedness could have important consequences. For example, it could:

•	limit our ability to obtain additional financing for funding our growth strategy, capital expenditures, acquisitions, working capital or other purposes,

•	require us to dedicate a material portion of our operating cash flow to fund interest payments on indebtedness, thereby reducing funds available for other purposes, and

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions, including reacting to any economic slowdown in the airline industry.

In addition, we have an ongoing need to finance new aircraft deliveries, and there is no assurance that such financing will be available to us in sufficient amounts or on acceptable terms.

A downgrade in our corporate credit rating may indicate a decline in our business and in our ability to make interest or principal payments on our outstanding debt.

In 2003, Air Group’s credit ratings were downgraded by both S&P and Moody’s. On March 14, 2003, the senior implied rating for Alaska Air Group was downgraded from Ba3 to B1 by Moody’s with a commensurate reduction in other ratings. On September 4, 2003, Standard & Poor’s announced that it lowered the corporate credit rating from BB to BB- with a commensurate reduction in other ratings. We cannot be assured that our corporate credit ratings will not decline in the future. If any of our ratings decline, this may indicate a decline in our business and may affect the trading prices, if any, of our common stock or convertible notes and may make additional borrowing more expensive and difficult to obtain.

ITEM 2. PROPERTIES

Aircraft

The following tables describe the aircraft we operate and their average age at December 31, 2003:

	Passenger				Average Age
Aircraft Type	Capacity	Owned	Leased	Total	in Years
Alaska Airlines
Boeing 737-200C	111	8	1	9	22.9
Boeing 737-400	138	9	31	40	8.7
Boeing 737-700	120	17	5	22	2.8
Boeing 737-900	172	11	—	11	1.5
Boeing MD-80	140	15	12	27	12.2

		60	49	109	8.8

Horizon Air
Bombardier Q200	37	—	28	28	5.8
Bombardier Q400	70	—	16	16	2.4
Bombardier CRJ 700	70	—	18	18	1.8

		—	62	62	3.8

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.

51 of the 60 aircraft owned by Alaska as of December 31, 2003 are subject to liens securing long-term debt. Alaska’s leased 737-200C, 737-400, 737-700 and MD-80 aircraft have lease expiration dates in 2004, between 2004 and 2016, and between 2004 and 2013, respectively. Horizon’s leased Q400 and CRJ 700 aircraft have expiration dates between 2004 and 2018 and between 2018 and 2020, respectively. Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Note 5 to Consolidated Financial Statements.

At December 31, 2003, all of our aircraft met the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990. However, special noise ordinances restrict the timing of flights operated by Alaska and other airlines at Burbank, Orange County, San Diego, San Jose and Palm Springs. In addition, Orange County, Reagan National and Long Beach airports restrict the type of aircraft and number of flights.

Ground Facilities and Services

Alaska and Horizon lease ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings in various cities in the state of Alaska.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include a three-bay hangar facility with maintenance shops, a flight operations and training center, an air cargo facility, an information processing center, several office buildings, its corporate headquarters, and two storage warehouses. Alaska also leases a two-bay hangar/office facility at Sea-Tac, a reservation and office facility in Kent, WA, and a reservation center in Boise, ID. Alaska’s other major facilities include a regional headquarters building, an air cargo facility, and a leased hangar/office facility in Anchorage; a Phoenix reservations center; and a leased two-bay maintenance facility in Oakland.

Horizon owns its Seattle corporate headquarters building. It leases an operations, training, and aircraft maintenance facility in Portland, and maintenance facilities in Boise, Pasco, Seattle and Spokane.

ITEM 3. LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Alaska Air Group, Inc. (including its subsidiaries Alaska Airlines and Horizon Air Industries), their positions and their respective ages (as of January 4, 2004) are as follows:

			Air Group
			or Subsidiary
Name	Position	Age	Officer Since
William S. Ayer	Chairman, President and Chief Executive Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	49	1985

Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	43	1994

Keith Loveless	Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc.	47	1996

George Bagley	Executive Vice President/Operations of Alaska Airlines, Inc.	58	1984

Gregg Saretsky	Executive Vice President/Marketing and Planning of Alaska Airlines, Inc.	44	1998

Jeffrey D. Pinneo	President and Chief Executive Officer of Horizon Air Industries, Inc.	47	1990

Mr. Ayer has been our President since February 2003 and became our Chairman and Chief Executive Officer in May 2003. Mr. Ayer is also Chairman, President and Chief Executive Officer of Alaska Airlines. He has served as Alaska Airlines’ Chairman since February 2003, as Chief Executive Officer since January 2002 and as President since November 1997. Prior thereto, he was Sr. Vice President/Customer Service, Marketing and Planning of Alaska Airlines from January 1997, and Vice President/Marketing and Planning from August 1995. Prior thereto, he served as Sr. Vice President/Operations of Horizon Air from January 1995. Mr. Ayer serves on the boards of Alaska Airlines, the Alaska Airlines Foundation, Angel Flight America, Inc., and the Museum of Flight. He also serves on the University of Washington Business School Advisory Board.

Mr. Tilden joined Alaska Airlines in 1991, became controller of Alaska Airlines and Alaska Air Group in 1994, became CFO in February 2000 and Executive Vice President/Finance in January 2002.

Mr. Loveless became Corporate Secretary and Assistant General Counsel of Alaska Air Group and Alaska Airlines in 1996. In 1999, he became Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group and Alaska Airlines.

Mr. Bagley was promoted to President and CEO of Horizon Air in 1995, and in January 2002 became Executive Vice President/Operations of Alaska Airlines.

Mr. Saretsky joined Alaska Airlines in March 1998 as Vice President/Marketing and Planning. In 2000 he became Senior Vice President/Marketing and Planning, and in January 2002 was elected Executive Vice President/Marketing and Planning of Alaska Airlines.

Mr. Pinneo became Vice President/Passenger Service of Horizon Air Industries in 1990. In January 2002 he was promoted to President and CEO of Horizon Air.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of December 31, 2003, there were 26,761,940 shares of common stock of Alaska Air Group, Inc. issued and outstanding and 4,116 shareholders of record. We also held 2,712,979 treasury shares at a cost of $61.9 million. We have not paid dividends on the common stock since 1992. Our common stock is listed on the New York Stock Exchange (symbol: ALK).

The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange.

	2002		2003
	High	Low	High	Low
First Quarter	$33.90	$27.95	$24.35	$15.28
Second Quarter	33.23	24.75	21.98	15.49
Third Quarter	27.23	16.24	29.76	20.82
Fourth Quarter	23.72	13.66	31.86	24.76

Sales of Non-Registered Securities

There were no sales of non-registered securities during 2002. On March 21, 2003, we completed the private placement of $150 million of floating rate senior convertible notes due in 2023. The private placement was made exclusively to qualified institutional buyers, as defined in Rule 144A of the Securities Act of 1933, through Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co. as the initial purchasers. Aggregate discounts to the initial purchasers in connection with the sale of the notes were approximately $4.5 million. In September 2003, we registered these notes with the Securities and Exchange Commission pursuant to requirements of the private placement. See Note 4 to the Consolidated Financial Statements for material information regarding these convertible notes.

Equity Compensation Plan Information At the upcoming annual meeting of shareholders in May 2004, Air Group expects to submit for shareholder approval a new long-term incentive equity plan. The plan will authorize the issuance of up to 1.7 million new shares of common stock. This plan, if approved, will replace our existing equity plan, which expires as of the date of the annual meeting. As with prior versions, this equity plan will enable us to make awards over several years of equity-based compensation, which we believe are an important tool to attract and retain key employees.

The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under equity compensation plans.

(c)
	(a)		Number of Securities
	Number of		Remaining Available
	Securities to be	(b)	for Future Issuance
	Issued Upon	Weighted Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))
Equity compensation plans approved by security holders	2,535,512	29.16	448,400
Equity compensation plans not approved by security holders	1,153,425	31.86	6,089 *
Total	3,688,937	30.01	454,489

*	Shares remaining available for issuance under the Nonemployee Director Stock Plan, described below.

The shares to be issued under plans not approved by stockholders relate to the Company’s 1997 Long-Term Incentive Equity Plan and Nonemployee Director Stock Plan. These plans were adopted by the Board of Directors in 1997 and did not require stockholder approval because no grants to executive officers were allowed under the plans.

1997 Long-Term Incentive Equity Plan (the “1997 Plan”)

The 1997 Plan terminated on November 3, 2002 and no further awards may be made. Awards granted before that date remain outstanding in accordance with their terms. Under the 1997 Plan, awards could be made to any employee of the Company who was not a director or officer subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended. Awards could be made in the form of stock options, SARs or stock awards. The 1997 Plan is administered by the Compensation Committee of the Board of Directors.

Nonemployee Director Stock Plan (the “Directors’ Plan”)

An aggregate of up to 25,000 shares of common stock was authorized for issuance under the Directors’ Plan. It remains in effect until all shares have been purchased or acquired or until terminated by the Board.

Each member of the Board of Directors of the Company who is not employed by the Company or each one of its subsidiaries is an eligible director. Each year on the first business day following that year’s annual meeting of stockholders, a portion of an eligible director’s annual retainer for services as a director for the coming year is paid in shares of common stock having a total value of $5,000.

In addition, each eligible director may elect to reduce his or her annual cash retainer and to receive instead a number of shares of common stock equal in value to the amount of the reduction on the same date the stock payment described above is made.

Directors have the right to vote and receive dividends on shares that have been issued under the Directors’ Plan. The shares are not forfeited when participants leave the Board or otherwise become ineligible to continue in the Directors’ Plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	1999		2000	2001	2002	2003
Consolidated Financial Data:
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	$2,091.5		$2,194.0	$2,152.8	$2,224.1	$2,444.8
Operating Expenses	1,901.7		2,227.1	2,279.1	2,313.0	2,455.9
Operating Income (Loss)	189.8		(33.1)	(126.3)	(88.9)	(11.1)
Nonoperating income (expense), net (a)	23.2		6.2	62.8	(12.9)	40.1
Income (loss) before income tax and accounting change	213.0		(26.9)	(63.5)	(101.8)	29.0
Income (loss) before accounting change	129.4		(20.4)	(43.4)	(67.2)	13.5
Net Income (Loss)	$129.4		$(67.2)	$(43.4)	$(118.6)	$13.5
Average basic shares outstanding	26.372		26.440	26.499	26.546	26.648
Average diluted shares outstanding	26.507		26.440	26.499	26.546	26.730
Basic earnings (loss) per share before accounting change	$4.91		$(0.77)	$(1.64)	$(2.53)	$0.51
Basic earnings (loss) per share (b)	4.91		(2.54)	(1.64)	(4.47)	0.51
Diluted earnings (loss) per share before accounting change	4.88		(0.77)	(1.64)	(2.53)	0.51
Diluted earnings (loss) per share (b)	4.88		(2.54)	(1.64)	(4.47)	0.51

At End of Period (in millions, except ratio):
Total assets	$2,196.0		$2,528.1	$2,950.5	$2,880.7	$3,259.2
Long-term debt and capital lease obligations, net of current	337.0		509.2	852.2	856.7	906.9
Shareholders’ equity	959.2		895.1	851.3	655.7	674.2
Ratio of earnings to fixed charges (c)	3.07		0.66	0.48	0.28	1.22

Alaska Airlines Operating Data:
Revenue passengers (000)	13,620		13,525	13,668	14,154	15,047
Revenue passenger miles (RPM) (000,000)	11,777		11,986	12,249	13,186	14,554
Available seat miles (ASM) (000,000)	17,341		17,315	17,919	19,360	20,804
Revenue passenger load factor	67.9%		69.2%	68.4%	68.1%	70.0%
Yield per passenger mile	12.86	¢	13.56 ¢	13.12 ¢	12.65 ¢	12.65	¢
Operating revenues per ASM	9.75	¢	10.20 ¢	9.84 ¢	9.47 ¢	9.74	¢
Operating expenses per ASM	8.81	¢	10.35 ¢	10.24 ¢	9.85 ¢	9.81	¢
Average number of employees	9,183		9,611	10,115	10,142	10,040

Horizon Air Operating Data:
Revenue passengers (000)	4,984		5,044	4,668	4,815	4,934
Revenue passenger miles (RPM) (000,000)	1,379		1,428	1,350	1,514	1,640
Available seat miles (ASM) (000,000)	2,194		2,299	2,148	2,428	2,569
Revenue passenger load factor	62.9%		62.1%	62.8%	62.4%	63.9%
Yield per passenger mile	28.77	¢	29.82 ¢	28.15 ¢	26.02 ¢	26.96	¢
Operating revenues per ASM	18.96	¢	19.27 ¢	19.02 ¢	17.29 ¢	18.06	¢
Operating expenses per ASM (d)	17.74	¢	19.53 ¢	21.02 ¢	17.84 ¢	17.76	¢
Average number of employees	3,603		3,795	3,764	3,476	3,361

(a)	Includes capitalized interest of $12.6 million, $17.7 million, $10.6 million, $2.7 million and $2.3 million for 1999, 2000, 2001, 2002, and 2003, respectively.

(b)	For 2000, basic and diluted earnings per share include $(1.77) per share for the $46.8 million cumulative effect of the accounting change for the sale of frequent flyer miles. For 2002, basic and diluted earnings per share include $(1.94) per share for the $51.4 million cumulative effect of the accounting change in connection with the impairment of goodwill.

(c)	For 2000, 2001 and 2002, earnings are inadequate to cover fixed charges by $39.9 million, $69.1 million and $99.5 million, respectively.

(d)	For 2001, operating expense per ASM excludes the impact of a $10.2 million special charge related to the impairment of Horizon’s F-28 aircraft and related spare parts.

Alaska Airlines Financial and Statistical Data

	Quarter Ended December 31			Year Ended December 31
			%				%
	2002	2003	Change	2002	2003		Change
Financial Data (in millions):
Operating Revenues:
Passenger	$392.2	$460.3	17.4	$1,667.7	$1,840.4		10.4
Freight and mail	16.5	17.5	6.1	72.1	77.3		7.2
Other - net	21.1	26.7	26.5	93.3	109.7		17.6

Total Operating Revenues	429.8	504.5	17.4	1,833.1	2,027.4		10.6

Operating Expenses:
Wages and benefits	179.4	199.9	11.4	703.4	778.6		10.7
Employee profit sharing	—	2.9	NM	—	2.9		NM
Contracted services	20.3	20.7	2.0	80.1	81.6		1.9
Aircraft fuel	67.2	79.1	17.7	257.3	306.7		19.2
Aircraft maintenance	41.9	35.7	(14.8)	145.2	153.4		5.6
Aircraft rent	32.4	31.1	(4.0)	128.2	123.9		(3.4)
Food and beverage service	15.6	13.9	(10.9)	63.5	58.7		(7.6)
Other selling expenses and commissions	31.8	39.0	22.6	154.6	148.0		(4.3)
Depreciation and amortization	28.3	31.7	12.0	114.0	119.5		4.8
Loss on sale of assets	1.0	2.1	NM	1.7	3.4		NM
Landing fees and other rentals	28.3	34.3	21.2	110.5	127.8		15.7
Other	37.5	34.0	(9.3)	148.8	136.9		(8.0)

Total Operating Expenses	483.7	524.4	8.4	1,907.3	2,041.4		7.0

Operating Loss	(53.9)	(19.9)	(63.1)	(74.2)	(14.0)		(81.1)

Interest income	5.7	4.9		23.2	15.2
Interest expense	(11.6)	(11.3)		(46.6)	(45.2)
Interest capitalized	1.0	0.2		2.1	1.5
U.S. government compensation	—	—		0.3	52.8
Other - net	0.2	(1.2)		7.9	1.5

	(4.7)	(7.4)		(13.1)	25.8

Income (Loss) Before Income Tax and Accounting Change	$(58.6)	$(27.3)	NM	$(87.3)	$11.8		NM

Operating Statistics:
Revenue passengers (000)	3,367	3,712	10.2	14,154	15,047		6.3
RPMs (000,000)	3,164	3,608	14.0	13,186	14,554		10.4
ASMs (000,000)	4,758	5,194	9.2	19,360	20,804		7.5
Passenger load factor	66.5%	69.5%	3.0pts	68.1%	70.0%		1.9pts
Breakeven load factor	78.4%	74.4%	(4.0)pts	73.1%	72.3%		(0.8)pts
Yield per passenger mile	12.40 ¢	12.76 ¢	2.9	12.65 ¢	12.65	¢	(0.0)
Operating revenue per ASM	9.03 ¢	9.71 ¢	7.5	9.47 ¢	9.74	¢	2.9
Operating expenses per ASM (a)	10.17 ¢	10.10 ¢	(0.7)	9.85 ¢	9.81	¢	(0.4)
Expense per ASM excluding fuel (a)	8.75 ¢	8.57 ¢	(2.1)	8.52 ¢	8.34	¢	(2.1)
Fuel cost per gallon	84.7 ¢	94.8 ¢	11.9	79.6 ¢	90.9	¢	14.2
Fuel gallons (000,000)	79.3	83.4	5.2	323.3	337.3		4.3
Average number of employees	10,065	9,921	(1.4)	10,142	10,040		(1.0)
Aircraft utilization (blk hrs/day)	10.3	10.3	0.0	10.6	10.5		(0.9)
Operating fleet at period-end	102	109	6.9	102	109		6.9

NM = Not Meaningful

(a) See Note A on page 31.

Note 1:

Certain reclassifications have been made to the December 31, 2002 statement of operations to conform to the December 31, 2003 presentation.

Note 2:

Operating loss for the three months and year ended December 31, 2003 includes adjustments to increase operating expenses by $2.4 million (pretax) and $3.1 million (pretax), respectively, related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pretax) and increase operating revenues by $6.3 million (pretax), both related to previous quarters in 2003. In addition, interest income for the 2003 year includes an adjustment recorded in the first quarter that reduced interest income by $2.8 million (pretax) related to the previous year. Management does not believe that these amounts are material to the periods affected.

Horizon Air Financial and Statistical Data

	Quarter Ended December 31			Year Ended December 31

			%			%
	2002	2003	Change	2002	2003	Change

Financial Data (in millions):
Operating Revenues:
Passenger	$99.0	$115.5	16.7	$393.9	$442.3	12.3
Freight and mail	1.1	1.2	9.1	5.0	5.0	0.0
Other - net	4.4	4.8	9.1	20.7	16.5	(20.3)

Total Operating Revenues	104.5	121.5	16.3	419.6	463.8	10.5

Operating Expenses:
Wages and benefits	39.4	40.5	2.8	152.6	159.3	4.4
Employee profit sharing	—	0.8	NM	—	0.8	NM
Contracted services	5.4	6.6	22.2	21.0	25.0	19.0
Aircraft fuel	12.2	12.8	4.9	44.7	50.2	12.3
Aircraft maintenance	7.0	7.9	12.9	25.1	30.4	21.1
Aircraft rent	16.3	17.7	8.6	62.2	71.0	14.1
Food and beverage service	0.7	0.5	(28.6)	2.7	2.3	(14.8)
Other selling expenses and commissions	6.3	6.1	(3.2)	29.4	24.9	(15.3)
Depreciation and amortization	3.2	2.8	(12.5)	17.0	12.3	(27.6)
Gain on sale of assets	(0.1)	(0.1)	0.0	(1.6)	(1.2)	NM
Landing fees and other rentals	8.4	10.3	22.6	31.2	38.5	23.4
Other	11.1	10.0	(9.9)	48.7	42.6	(12.5)

Total Operating Expenses	109.9	115.9	5.5	433.0	456.1	5.3

Operating Income (Loss)	(5.4)	5.6	NM	(13.4)	7.7	NM

Interest income	—	0.2		0.7	0.7
Interest expense	(0.5)	(0.5)		(2.1)	(2.4)
Interest capitalized	0.2	0.2		0.6	0.8
U.S. government compensation	—	—		0.2	18.6
Other - net	(0.1)	(0.1)		1.2	(0.1)

	(0.4)	(0.2)		0.6	17.6

Income (Loss) Before Income Tax and Accounting Change	$(5.8)	$5.4	NM	$(12.8)	$25.3	NM

Operating Statistics:
Revenue passengers (000)	1,194	1,263	5.8	4,815	4,934	2.5
RPMs (000,000)	386	416	7.8	1,514	1,640	8.3
ASMs (000,000)	632	619	(2.1)	2,428	2,569	5.8
Passenger load factor	61.1%	67.3%	6.2pts	62.4%	63.9%	1.5pts
Breakeven load factor	65.0%	64.1%	(0.9)pts	65.0%	63.1%	(1.9)pts
Yield per passenger mile	25.62¢	27.72¢	8.2	26.02¢	26.96¢	3.6
Operating revenue per ASM	16.53¢	19.62¢	18.7	17.29¢	18.06¢	4.5
Operating expenses per ASM (a)	17.39¢	18.72¢	7.7	17.84¢	17.76¢	(0.4)
Expense per ASM excluding fuel (a)	15.46¢	16.64¢	7.6	15.99¢	15.80¢	(1.2)
Fuel cost per gallon	87.7¢	98.2¢	12.0	82.0¢	93.4¢	13.9
Fuel gallons (000,000)	13.9	13.1	(5.8)	54.5	53.7	(1.5)
Average number of employees	3,518	3,320	(5.6)	3,476	3,361	(3.3)
Aircraft utilization (blk hrs/day)	7.5	7.5	0.0	7.5	7.8	4.0
Operating fleet at period-end	63	62	(1.6)	63	62	(1.6)

NM = Not Meaningful

(a) See Note A on page 31.

Note:

Certain reclassifications have been made to the December 31, 2002 statement of operations to conform to the December 31, 2003 presentation.

Note A:

Pursuant to Item 10 of Regulation S-K, the Company is providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor the Company’s performance both with and without the cost of aircraft fuel. As both the cost and availability of aircraft fuel are subject to many economic and political factors beyond the Company’s control, it is the Company’s view that the measurement and monitoring of performance without this factor is important. These non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major network airlines. The following table reconciles operating expenses excluding fuel and operating expenses per ASM excluding fuel for both Alaska Airlines, Inc. and Horizon Air Industries, Inc.:

Alaska Airlines, Inc.:

($ in millions)	Quarter Ended December 31		Year Ended December 31

	2002	2003	2002	2003

Total GAAP Operating Expenses (in millions)	$483.7	$524.4	$1,907.3	$2,041.4
ASMs (000,000)	4,758	5,194	19,360	20,804

GAAP Operating Expenses per ASM	10.17¢	10.10¢	9.85¢	9.81¢

Total GAAP Operating Expenses (in millions)	$483.7	$524.4	$1,907.3	$2,041.4
Less: Aircraft Fuel	67.2	79.1	257.3	306.7

	$416.5	$445.3	$1,650.0	$1,734.7

Operating expense per ASM excluding fuel	8.75¢	8.57¢	8.52¢	8.34¢

Horizon Air Industries, Inc.:

($ in millions)	Quarter Ended December 31		Year Ended December 31

	2002	2003	2002	2003

Total GAAP Operating Expenses (in millions)	$109.9	$115.9	$433.0	$456.1
ASMs (000,000)	632	619	2,428	2,569

GAAP Operating Expenses per ASM	17.39¢	18.72¢	17.84¢	17.76¢

Total GAAP Operating Expenses (in millions)	$109.9	$115.9	$433.0	$456.1
Less: Aircraft Fuel	12.2	12.8	44.7	50.2

	$97.7	$103.1	$388.3	$405.9

Operating expense per ASM excluding fuel	15.46¢	16.64¢	15.99¢	15.80¢

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. All statements in the following discussion which are not reports of historical information or descriptions of current accounting policies are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note. There can be no assurance that actual developments will be those anticipated by us. Actual results could differ materially from those projected as a result of a number of factors, some of which we cannot predict or control. For a discussion of these factors, see Item 1, “Business-Business Risks.”

General

Alaska and Horizon operate as airlines. However, their business plans, competition, and economic risks differ substantially. Alaska is a major airline serving primarily Alaska; the U.S. West Coast; five cities on the U.S. East Coast; Vancouver, Canada; and Mexico. It operates an all jet fleet and its average passenger trip is 967 miles. Horizon is a regional airline serving primarily the Pacific Northwest, Northern California, and Western Canada. It operates both jet and turboprop aircraft, and its average passenger trip is 332 miles. As discussed in Note 16 to the Consolidated Financial Statements, beginning in 2004, Horizon will operate regional jet service branded as Frontier JetExpress under an agreement with Frontier Airlines.

Year in Review and Current Events

Overall, economic conditions in 2003 improved slightly over 2001 and 2002, resulting in stronger summer demand and higher than expected fourth quarter revenue passenger miles (RPMs or traffic). However, industry demand levels, as measured by passenger traffic, remained below pre- 2001 levels. In an attempt to mitigate negative impacts on our business resulting from the terrorist attacks of September 11, 2001 and the economic downturn in 2001, and 2002 and the first half of 2003, our business strategy focuses on extensive cost reductions and revenue enhancement initiatives involving the review of every aspect of our operations. We experienced increases in both traffic and available seat miles (ASMs or capacity), however our yields (passenger fare divided by distance traveled) remained flat (at Alaska) year over year. Our unit costs excluding fuel declined at both Alaska and Horizon, although fuel prices increased roughly 14% year over year. We expect capacity to increase 6% for Alaska and 19% for Horizon in 2004 compared to 2003.

In February 2004, Alaska initiated a fare rationalization plan whereby a number of restrictions were eliminated and the gap between the highest and lowest fares was reduced. The goal of this initiative is to increase customer value and simplify the customer’s purchase decision.

In June 2003, Alaska met with leaders of its labor unions to begin a dialog over how Alaska and its labor groups can work cooperatively to better position the airline for growth and success. These meetings focused on our desire to achieve a cost structure that enables us to offer customers the services they want at fares they are willing to pay; to earn a reasonable profit; to grow our business and take advantage of opportunities; and to secure the futures of as many of our employees as possible. To reach these goals, our objective is to reduce our cost per available seat mile excluding fuel to 7.25 cents by 2005. However, this is a goal and should not be viewed as a prediction of future performance.

As discussed in Note 13 to the consolidated financial statements, in April 2003, the Emergency Wartime Supplemental Appropriations Act was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration since its inception in February 2002. Additionally, passenger security fees were not imposed by the TSA and carrier fees were not paid during the period June 1, 2003 through September 30, 2003. In May 2003, we received our share of the one-time cash grant in the amount of $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon).

In the fourth quarter of 2003, we made a decision to retire three 737-200C aircraft when they become due for their scheduled maintenance heavy checks in 2004. As a result of this decision, we revised our estimates of the useful lives on these aircraft, which resulted in increased depreciation and amortization of approximately $1.6 million in the fourth quarter of 2003. We expect to record an additional $9.3 million in 2004.

RESULTS OF OPERATIONS

2003 Compared with 2002

Our consolidated net income for 2003 was $13.5 million, or $0.51 per share, compared with a net loss of $118.6 million, or $4.47 per share, in 2002. Our 2003 results include $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received related to assistance from the government under the Emergency Wartime Supplemental Appropriations Act. Our 2002 net loss includes $0.5 million received from the government and $51.4 million related to the write-off of goodwill in connection with the adoption of SFAS No. 142 (see discussion in Note 1 in the Notes to Consolidated Financial Statements). Excluding the government compensation received in 2003 and 2002 and the goodwill write-off in 2002, our net loss for 2003 was $30.8 million ($1.15 per share) compared to $67.5 million ($2.54 per share) for 2002.

Our consolidated operating loss for 2003 was $11.1 million compared to $88.9 million for 2002. Our consolidated pre-tax income for 2003 was $29.0 million compared with a consolidated pre-tax loss before accounting change of $101.8 million for 2002. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 29 and 30, respectively. On page 31, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenues increased $194.3 million, or 10.6%, during 2003 as compared to the same period in 2002. For the twelve months ended December 31, 2003, capacity increased 7.5% and traffic increased 10.4% as compared to the same period in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Denver, Newark, Washington D.C., Orlando and Miami) and an increase in service in the Pacific Northwest, Mexico, and Canada markets, partially offset by lower capacity in the Bay Area, Arizona and Northern Alaska. During 2003, roughly 75% of our ASM growth came from expansion in the Transcontinental and Denver markets. Traffic increases primarily reflect service to new cities and traffic increases in the Pacific Northwest, Mexico and Nevada, partially offset by decreases in traffic in the Bay Area, Northern Alaska and Arizona. Higher traffic resulted in a $172.7 million, or 10.4%, increase in passenger revenues. Our passenger load factor (RPMs divided by ASMs) increased 1.9 percentage points to 70.0% during 2003 as compared to 2002.

Our yield per passenger mile remained constant compared to 2002 due to a combination of longer average stage lengths, fewer business travelers, and continued pricing pressure by low cost carriers, partially offset by an increase in revenue from expired Mileage Plan accounts.

Freight and mail revenues increased $5.2 million, or 7.2%, due principally to higher freight and mail volumes attributable to a reduction of security restrictions. Other-net revenues increased $16.4 million, or 17.6%, due largely to cash received from the sale of miles in our frequent flyer program (impacting other revenue currently as a portion is recognized immediately) and redemption of miles on partner airlines.

Alaska Airlines Expenses

For the twelve months ended December 31, 2003, total operating expenses increased $134.1 million, or 7.0%, as compared to the same period in 2002. This increase is due largely to a 7.5% increase in ASMs combined with higher fuel, maintenance, wages and benefits costs and landing fees and other rentals. Operating expense per ASM excluding fuel decreased 2.1% as compared to the same period in 2002 from 8.52 cents to 8.34 cents. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $75.2 million, or 10.7%, during 2003 as compared to 2002. Approximately $52.8 million of this increase reflects higher benefit costs, mainly increases in pension costs of approximately $34.1 million and higher health insurance and workers’ compensation costs. The remaining $22.4 million increase reflects scale and step increases, partially offset by a 1.0% decrease in the number of full time equivalent employees.

In May of 2004, under terms of our union contract, our pilots will receive a 4% wage rate increase.

•	Alaska recorded employee profit sharing of $2.9 million in 2003, which will be paid in 2004. No profit sharing occurred in 2002.

•	Aircraft fuel increased $49.4 million, or 19.2%, due to a 14.2% increase in the fuel cost per gallon and a 4.3% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing a $25.0 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during 2003. Fuel prices remain high and can be volatile. At December 31, 2003, we have fuel hedge contracts in place to hedge 33%, 28% and 2% of our expected fuel usage in 2004, 2005 and 2006, respectively.

•	Aircraft maintenance increased $8.2 million, or 5.6%, due to increases in the number of outside airframe and engine checks and other outside repairs and additional depreciation that was recorded following our decision in the fourth quarter to retire three Boeing 737-200Cs in 2004.

•	Aircraft rent decreased $4.3 million, or 3.4%, due to new lease extensions at lower rates, partially offset by five new 737-700 leases.

•	Other selling expenses and commissions decreased $6.6 million, or 4.3%. This decrease was due principally to lower computer reservation system costs, the elimination of travel agency base commissions and lower Mileage Plan costs, partially offset by an increase in credit card commissions, advertising costs, and incentive payments made to Horizon. Incentive payments to Horizon are eliminated in consolidation at the Air Group level. In 2003, 43.0% of Air Group ticket sales were made through traditional travel agents, compared to 48.2% in 2002. In 2003, 27.4% of the ticket sales were made through Alaska’s Internet web site compared to 21.0% in 2002.

•	Depreciation and amortization increased $5.5 million, or 4.8% reflecting a year over year increase in the depreciable asset base and $0.7 million in accelerated depreciation on three 737-200s which will be retired in 2004.

In 2004, we expect to record an additional $9.3 million of depreciation and maintenance expense as a result of the projected retirement.

•	Landing fees and other rentals increased $17.3 million, or 15.7%. The higher rates reflect modest volume growth and an increase in airports’ cost of operations, including facility expansion initiatives, and increased costs for security.

We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

•	Other expense decreased $11.9 million, or 8.0%, primarily reflecting lower expenditures for insurance, supplies, communication services and property taxes, partially offset by increases in expenditures for professional services and per diems. Insurance expense decreases are a reflection of several factors including a $3.7 million insurance reimbursement received during the latter part of 2003 resulting from a clarification of liability related to Flight 261, lower cost coverage from a government aviation war risk insurance program and competitive pressures in the aviation war risk insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Horizon Air Revenues

Operating revenues increased $44.2 million, or 10.5%, during 2003 as compared to 2002 due, in part, to an increase in incentive payments from Alaska for feed traffic, which eliminates in consolidation. For the twelve months ending December 31, 2003, capacity increased 5.8% and traffic was up 8.3%, compared to the same period in 2002. Passenger load factor increased 1.5 percentage points to 63.9% during 2003 as compared to 2002. Passenger yield increased 3.6%, and combined with the increase in traffic, resulted in an increase in passenger revenue of $48.4 million, or 12.3%.

Other-net revenues decreased $4.2 million, or 20.3%, primarily due to manufacturer payments received in 2002 as compensation for delays in the delivery of CRJ 700 aircraft, which did not recur in 2003.

Horizon Air Expenses

For the twelve months ending December 31, 2003, operating expenses increased $23.1 million, or 5.3%, as compared to the same period in 2002. This increase is due largely to a 5.8% increase in ASMs combined with higher wages and benefits, aircraft maintenance, landing fees and other rental costs. Operating expenses per ASM excluding fuel decreased 1.2% as compared to the same period in 2002 from 15.99 cents to 15.80 cents in 2003 and 2002, respectively. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $6.7 million, or 4.4%, during the twelve months ended December 31, 2003 as compared to 2002. Approximately $6.2 million of this increase reflects higher benefits, resulting primarily from increases in health insurance, workers’ compensation and profit sharing. The remaining increase reflects an increase in wages, partially offset by a 3.3% reduction in the number of employees.

•	Horizon recorded employee profit sharing of $0.8 million in 2003, which will be paid in 2004. No profit sharing occurred in 2002.

•	Aircraft fuel increased $5.5 million, or 12.3%, due to a 13.9% increase in the cost per gallon of fuel, partially offset by a 1.5% decrease in gallons consumed. Air Group’s fuel hedging program resulted in Horizon recognizing a $4.4 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during 2003.

•	Aircraft maintenance expense increased $5.3 million, or 21.1%, primarily due to maintenance on Q400 and CRJ-700 aircraft and a series of engine repairs on both aircraft types.

•	Aircraft rent increased $8.8 million, or 14.1%, due to the addition of two CRJ-700s and a short-term interim lift agreement for two Q400s as compared to 2002.

•	Other selling expenses and commissions decreased $4.5 million, or 15.3%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels.

•	Landing fees and other rentals increased $7.3 million, or 23.4%. Higher landing fees are a result of higher rates associated with modest volume growth, an increase in airports’ cost of operations and increased costs for security. Horizon is also paying a larger portion of Air Group expenses at stations where Alaska and Horizon operate due to a 2003 revision of an intercompany expense sharing agreement with Alaska.

We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

•	Other expense decreased $6.1 million, or 12.5%, primarily reflecting a decrease in insurance costs. Insurance expense decreases are a reflection of several factors including a $1.3 million insurance reimbursement received during the latter part of 2003 resulting from clarification of an Air Group insurance liability, lower cost coverage from government aviation war risk insurance programs and competitive pressures in the aviation war risk insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Consolidated Nonoperating Income (Expense)

Net nonoperating items were $12.9 million expense in 2002 compared to $40.1 million income in 2003. The 2003 results include $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Act. Interest income decreased $8.4 million due principally to lower interest rates and an adjustment of premium and discount amortization on our marketable securities portfolio. Interest expense (net of capitalized interest) increased $1.9 million, due primarily to increases in debt resulting from the completion of a private placement of $150.0 million of floating rate senior convertible notes in the first quarter of 2003. See discussion at Note 4, in the Notes to Consolidated Financial Statements.

Other-net includes $6.4 million in gains and $1.7 million in losses resulting from hedge ineffectiveness on fuel hedging contracts in 2002 and 2003, respectively. In 2003, we received an insurance recovery of $3.1 million in connection with legal fees associated with the U.S. Attorney investigation in Oakland. In 2002, we received a $1.4 million insurance recovery and a $0.9 million gain on conversion of Equant N.V. shares (a telecommunications network company owned by many airlines).

2002 Compared with 2001

The consolidated loss before accounting change for 2002 was $67.2 million, or $2.53 per share compared with a loss of $43.4 million, or $1.64 per share in 2001. The consolidated operating loss was $88.9 million in 2002 compared with an operating loss of $126.3 million in 2001. Consolidated results in 2001 and 2002 include $81.4 million and $0.5 million, respectively, of government compensation recognized resulting from the Stabilization Act. Consolidated results for 2002 include a $51.4 million charge in connection with the write-off of all of our goodwill. (See Note 15 to Consolidated Financial Statements.) Financial and statistical data for Alaska and Horizon are shown in Item 6. A discussion of this data follows.

Alaska Airlines Revenues

Operating revenue increased 3.7% during 2002 as compared to 2001. Available seat miles increased during each quarter of 2002 as compared to 2001 due to the addition of service to five cities (Calgary, Boston, Denver, Newark and Miami) and due to the negative impact of the terrorist attacks on 4th quarter 2001 capacity. For the full year 2002, capacity was up 8.0% while revenue passenger miles increased at a slightly lower rate (7.6%), resulting in a 0.3 point decrease in passenger load factor. In our largest market, Southern California, capacity was slightly higher in 2002 compared to 2001, and traffic was slightly lower, resulting in a decrease in load factor of 1.1 points. Capacity and traffic gains experienced in the last two quarters in this market were offset by decreases in the first two quarters. In our second largest market, Anchorage/Fairbanks to the U.S. mainland, both capacity and traffic increased when compared to 2001; traffic increased at a higher rate than capacity, resulting in an increase in load factor of 1.8 points for the year. The average load factor for our newest five cities was better than the system average.

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

Other-net revenues increased 20.7%, largely due to increased revenue from the sale of miles in Alaska’s frequent flyer program, and redemption of miles on partner airlines. (Alaska recognizes revenue for the difference between the funds received for the sale of miles to third parties and the cost of the award redemptions on partner airlines.)

Alaska Airlines Expenses

Excluding fuel, operating expenses grew by $85.5 million, or 5.5%, as a result of an 8.0% increase in ASMs and a 2.4% decrease in cost per ASM. The cost per ASM excluding fuel increased by 0.2% during the first nine months of 2002 when compared to the same period in 2001, but decreased by 8.9% in the fourth quarter, primarily due to the impact of the terrorist attacks in 2001. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 9.7% due to a 9.5% increase in average wages and benefits per employee and a 0.3% increase in the number of employees. The 2002 results include a full year of a pilot wage increase, which occurred in June 2001, step increases for union employees, and annual merit raises for management employees. Additionally, benefits expense significantly increased due to increases in defined benefit plan costs and increases in health insurance for all employees.

•	Contracted services increased 6.2%, primarily due to higher rates for ground handling services and a slightly higher volume of services due to capacity growth. Increased airport security screening costs subsequent to September 11, 2001 also contributed to the increase.

•	Aircraft fuel expense decreased 4.6% due to a 9.9% decrease in the cost per gallon of fuel, offset by a 5.8% increase in gallons consumed. Fuel consumption rate per flight hour decreased slightly by 0.1%. The lower fuel prices saved $28.1 million.

•	Aircraft maintenance expense increased 12.0% as a result of more airframe checks in 2002. In addition, the 2001 results reflect a reduced flight schedule as a result of the September 11 terrorist attacks which resulted in the deferring of certain C checks and heavy checks into 2002.

•	Other selling expense and commissions consists of credit card commissions, computer reservation systems fees, Mileage Plan award costs for miles earned by flying on Alaska or Horizon, advertising expenses and commission expense paid on the sale of tickets. The decrease in 2002 was attributed to decreases in computerized reservation system fees, advertising expense and Mileage Plan awards, the elimination of travel agent base commissions and the continuing shift to direct sales channels, offset by increases in credit card commissions. In June 2002, we changed our travel agent commissions program to eliminate base commissions and move to a 100% incentive-based program. In 2002, 55.9% of Air Group ticket sales were made through travel agents, versus 59.9% in 2001. In 2002, 21.0% of the ticket sales were made through Alaska’s Internet web site versus 16.3% in 2001.

•	Depreciation and amortization increased 7.6% in 2002 as compared to 2001, primarily due to the addition of eight owned aircraft during the first and second quarters of 2001.

•	Landing fees and other rentals increased 11.1%, exceeding the 3.1% increase in landings, due to higher landing fee and rental rates at airports throughout the system. The higher rates reflect the airports’ increased cost of operations due to new security directives and expansion of their facilities.

•	Other expense increased 3.4%, primarily due to higher expenditures for insurance, flight crew hotels and utilities, partly offset by lower property taxes, recruiting, passenger remuneration, uninsured losses and legal costs. Subsequent to the events of September 11, we experienced significant increases in hull, liability and war risk insurance rates, and were also subject to surcharges for war risk coverage. As a result of these increases, Alaska incurred $37.4 million in aircraft insurance expense in 2002, compared to $13.1 million in 2001.

Horizon Air Revenues

For the year 2002, capacity was up 13.0% and traffic was up 12.1%, resulting in a 0.4 point decrease in passenger load factor. Passenger yields were down 10.4% in the first quarter, down 11.6% in the second quarter, down 7.0% in the third quarter and down 3.7% in the fourth quarter due to a reduction in business passengers and the economic downturn. For the full year 2002, yields were down 8.6%. The increased traffic combined with the lower yield resulted in a 2.5% increase in passenger revenue.

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

Horizon Air Expenses

Cost per ASM decreased 14.4% as a result of a 13.0% increase in ASMs combined with a $13.1 million, or 3.3%, decrease in operating expenses, excluding fuel and special charge. Unit costs in 2001 were adversely impacted by the capacity reductions that resulted from the September 11 terrorist attacks. Additionally, Horizon’s expenses in 2001 were adversely impacted by the delay in the delivery of CRJ 700 aircraft from January 2001 to July 2001. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits remained constant due to the combination of an 8.3% increase in average wages and benefits per employee and a 7.7% reduction in the number of employees. We recognized a $3.2 million signing bonus in the fourth quarter of 2001 related to a new pilot contract. Excluding that bonus, average wages and benefits were up 10.7%.

•	Aircraft fuel expense decreased 18.0% due to a 6.5% decrease in gallons consumed and a 12.2% decrease in the cost per gallon of fuel. The fuel consumption rate per flight hour decreased 5.0% due to the use of more fuel-efficient Dash 8-400 and CRJ 700 aircraft.

•	Aircraft maintenance expense decreased 51.4% due to greater use of new aircraft in 2002 (still under warranty), a 1.5% decrease in aircraft block hours and higher expenses in 2001 related to the phasing out of the Fokker F-28 jet aircraft.

•	Aircraft rent increased 28.5% due to higher rental rates incurred on new Dash 8-400 and CRJ 700 aircraft rented in 2002 and 2001.

•	Depreciation and amortization expense decreased 36.3%, largely due to higher depreciation in 2001 on Fokker F-28 jet aircraft spare parts and airframes, which did not recur in 2002.

•	Landing fees and other rentals increased 3.3% due to higher landing fee and rental rates at airports throughout the system. The higher rates reflect the airports’ increased cost of operations due to new security directives and expansion of their facilities.

•	Other expense increased 29.2%, primarily due to higher expenditures for insurance. Subsequent to the events of September 11, we experienced significant increases in hull, liability and war risk insurance rates, and were also subject to surcharges for war risk coverage. As a result of those increases, insurance expense for aircraft for Horizon in 2002 was $16.1 million, compared to $6.1 million in 2001.

•	The $10.2 million special charge in 2001 recognizes the loss in value of owned Fokker F-28 aircraft and related spare parts. The F-28s, which are being replaced with more fuel-efficient CRJ 700 regional jets, were completely taken out of service on February 14, 2003. The remaining net book value of these aircraft and related spare parts as of December 31, 2002, was $8.1 million.

Consolidated Nonoperating Income (Expense)

Net nonoperating loss was $12.9 million in 2002 compared to nonoperating income of $62.8 million in 2001. The $75.7 million decrease was primarily due to U.S. government compensation of $81.4 million recognized in 2001 compared to $0.5 million in 2002.

In 2001, Alaska and Horizon recognized $71.6 million and $9.8 million, respectively of U.S. government compensation. During the third quarter of 2002, the DOT completed its review procedures and remitted final compensation payments to Alaska and Horizon of $0.2 million and $0.2 million, respectively. Interest expense, net of capitalized interest, totaled $36.8 million in 2001, which compares to $43.6 million in 2002.

Cumulative Effect of Accounting Change

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized, but instead is tested for impairment on a minimum of an annual basis. During the second quarter of 2002, we completed the first step of our impairment test related to our $51.4 million of goodwill. The test was performed using Alaska and Horizon as separate reporting units. In the fourth quarter of 2002, we completed the second step of our impairment test and determined that all of our goodwill was impaired. As a result, we recorded a one-time, non-cash charge, effective January 1, 2002, of $51.4 million ($12.5 million Alaska and $38.9 million Horizon) to write-off all of our goodwill. This charge is reflected as a cumulative effect of accounting change in the Consolidated Statement of Operations for 2002.

Critical Accounting Estimates

The discussion and analysis of our financial position and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. See Note 1 to Consolidated Financial Statements for a description of our significant accounting policies. Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting estimates. We have discussed the development, selection and disclosure of these policies with our audit committee.

Mileage Plan

We have a loyalty program that awards miles to passengers who fly on Alaska or Horizon and our travel partners. Additionally, we sell miles to third parties, such as our credit card partner, for cash. In either case, the outstanding miles may be redeemed for travel on Alaska, Horizon, or any of our alliance partners. We have an obligation to provide this future travel; therefore, for awards earned by passengers who fly on Alaska, Horizon or our travel partners, we recognize a liability and the corresponding expense for this future obligation. For miles sold to third parties, a majority of the sales proceeds are recorded as deferred revenue and recognized when the award transportation is provided. The deferred proceeds are recognized as passenger revenue when awards are issued on Alaska, and as other-net revenue for awards issued on other airlines.

At December 31, 2003, we had approximately 75 billion miles outstanding, resulting in an aggregate liability of $336 million. The liability is computed based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption impacts the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

1.	The number of miles that will not be redeemed for travel:

Members may not reach the mileage threshold necessary for a free ticket and outstanding miles may not always be redeemed for travel. Therefore, based on the number of Mileage Plan accounts and the miles in the accounts, we estimate how many miles will never be used (“breakage”), and do not record a liability for those miles. Our estimates of breakage consider activity in our members accounts, account balances, and other factors. We believe our breakage assumptions are reasonable. A hypothetical 1.0% change in our estimate of breakage has approximately a $3.8 million affect on the liability. However, actual breakage could differ significantly from our estimates given the dynamic nature of the program and our inability to predict our member’s future behavior.

2.	The number of miles used per award (i.e., free ticket):

We estimate how many miles will be used per award. If actual miles used are more or less than estimated, we may need to adjust the liability and corresponding expense. Our estimates are based on the current requirements in our Mileage Plan program and historical redemptions on Alaska, Horizon or other airlines.

3.	The costs which will be incurred to carry the passenger:

When the frequent flyer travels on his or her award ticket, incremental costs such as food, fuel and insurance are incurred to carry that passenger. We estimate what these costs (excluding any contribution to overhead and profit) will be and accrue a liability. If the passenger travels on another airline on an award ticket, we often must pay the other airline for carrying the passenger. The other airline costs are based on negotiated agreements and are often substantially higher than the costs we would incur to carry that passenger. We estimate how much we will pay to other airlines for future travel awards based on historical redemptions and settlements with other carriers and accrue a liability accordingly. The costs actually incurred by us or paid to other airlines may be higher or lower than the costs that were estimated and accrued, we may need to adjust our liability and corresponding expense.

4.	Redemption on Alaska or Horizon versus other airlines:

The cost for Alaska or Horizon to carry an award passenger is typically lower than the cost we will pay to other airlines. We estimate the number of awards which will be redeemed on Alaska or Horizon versus other airlines and accrue the costs on this based on our estimate of historical redemption patterns. If the number of awards redeemed on other airlines is higher or lower than estimated, we may need to adjust our liability and corresponding expense.

We review all Mileage Plan estimates each quarter, and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

Pension Plans

We account for the defined benefit pension plans using SFAS No. 87, “Employer’s Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plans of $20.0 million, $40.0 million and $73.5 million in 2001, 2002 and 2003, respectively.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. At December 31, 2003, the fair value of our pension plan assets totaled $529.5 million. We anticipate making a cash contribution of approximately $49.0 million during 2004.

Pension expense increases as the expected rate of return on pension plan assets decreases. At December 31, 2003, we estimate that the pension plan assets will generate a long-term rate of return of 8.0%. This rate is equal to the assumed rate of 8.0% used at December 31, 2002, and was developed by evaluating input from consultants and economists as well as long-term inflation assumptions. We regularly review the actual asset allocation and periodically rebalance investments as considered appropriate. This expected long-term rate of return on plan assets at December 31, 2003 is based on an allocation of U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2004 pension expense by approximately $2.7 million.

Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.75% and 6.00% at December 31, 2002 and 2003, respectively. The discount rate is determined based on the current rates earned on high quality long-term bonds. Decreasing the discount rate by 0.5% (from 6.00% to 5.50%) would increase our accumulated benefit obligation at December 31, 2003 by approximately $51.0 million and increase estimated 2004 pension expense by approximately $9.8 million.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict what these factors will be in the future.

Long-lived Assets

As of December 31, 2003, we had approximately $1.9 billion of property and equipment and related assets. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset. Due to the events of September 11 and the impact on the airline industry, in 2001 we evaluated whether the book value of our aircraft was impaired in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” We performed an impairment test, as required by SFAS No. 121, which was based on the estimated future undiscounted cash flows to be generated by our aircraft. Based on this test, we determined that the Horizon Fokker F-28 fleet was impaired, and a write-down of $10.2 million was taken against the book value of those aircraft and related spare parts.

In 2002 and 2003, due to volatile economic conditions and indications of declining aircraft market values, we evaluated whether the book value of our aircraft was impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (This statement supercedes SFAS No. 121.) No impairment was necessary based on the results of the evaluations.

There is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2002	December 31, 2003	Change

	(In millions, except debt-to-capital and per-share amounts)
Cash and marketable securities	$635.8	$812.3	$176.5
Working capital	176.4	130.9	(45.5)
Long-term debt and Long-term capital lease obligations	856.7	906.9	50.2
Shareholders’ equity	655.7	674.2	18.5
Book value per common share	$24.68	$25.19	$0.51
Long-term Debt-to-capital	57%:43%	57%:43%	NA
Long-term Debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	77%:23%	77%:23%	NA

We plan to meet our capital and operating commitments through cash and marketable securities on hand at December 31, 2003 totaling $812.3 million and internally generated funds from operations. We also have restricted cash of $18.4 million, which is intended to collateralize interest payments made on our $150.0 million floating rate senior convertible notes due 2023 issued in 2003.

During the year ended 2003, our cash and marketable securities increased $176.5 million to $812.3 million at December 31, 2003. This increase primarily reflects cash provided by operating activities of $355.2 million and cash provided by financing activities of $206.8 million, partially offset by cash used for the purchase of property and equipment of $350.7 million and $33.5 million paid for restricted deposits and other.

Cash Provided by Operating Activities

Net cash provided by operating activities was $355.2 million in 2003, compared to $124.5 million in 2002 and $286.5 million in 2001. Significant cash flows in 2003 included the receipt of $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) from the government under the Emergency Wartime Supplemental Appropriations Act in May 2003 and our payment of $40 million to fund our defined benefit plans. The increase in cash flows from 2002 to 2003 also resulted from a reduction in our net loss from 2002. Other contributing factors to our operating cash flow include year over year increases in air traffic liabilities and other current liabilities. Cash flows from operations in 2001 include the receipt of $79.9 million in U.S. government cash compensation received under the Air Transportation and Safety and System Stabilization Act.

Cash Used in Investing Activities

Cash used in investing activities was $638.1 million in 2003 compared to $361.4 million in 2002 and $218.2 million in 2001. In 2003, we had net purchases of $253.9 million of marketable securities and $350.7 million for property and equipment. Our aircraft related capital expenditures increased $177.6 million over 2002, primarily reflecting additional aircraft added to Alaska’s and Horizon’s operating fleet including six 737-700s, five 737-900s and two Bombardier CRJ 700s.

Cash Provided by Financing Activities

In 2003 we completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023 pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from the offering were $144.9 million, of which $18.4 is restricted to fund three years worth of interest payments. Proceeds from the notes were used to provide working capital for our operations. In 2001, Alaska borrowed $150 million, payable on or before December 31, 2004, under its credit facility, the majority of which was added to cash and short-term investments to provide future operating capital.

Additionally, debt issuances of $129.5 million, $58.0 million and $234.5 million in 2003, 2002 and 2001, respectively, were secured by the related flight equipment, including the purchase of four, one and eight new Boeing aircraft in 2003, 2002 and 2001, respectively, and one used Boeing 737 aircraft in 2001. The 2003 debt issuances have interest rates that vary with the London Interbank Offered Rate (LIBOR) and payment terms ranging from 12 to 15 years. During 2002, Horizon added three Dash 8-400 and seven CRJ 700 aircraft to its operating fleet. The aircraft were financed with a combination of U.S. leveraged leases and single investor leases with terms of approximately 16 years.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

At December 31, 2003, we had firm orders for 15 aircraft requiring aggregate payments of approximately $361 million, as set forth below. In addition, Alaska has options to acquire 26 additional B737s, and Horizon has options to acquire 15 Q400s and 25 CRJ 700s. Alaska and Horizon expect to finance the new aircraft with leases, long-term debt or internally generated cash. During the second quarter of 2003, Alaska deferred the delivery of two Boeing 737-900’s from 2004 to 2005. During November 2003, Horizon reached an agreement with Bombardier to reschedule the delivery of four CRJ-700’s in 2004 and six CRJ-700’s in 2005 to two CRJ-700 deliveries per year beginning in 2005. In addition, Horizon converted two 2004 firm orders for CRJ-700’s to Q400’s. The following table summarizes aircraft deliveries and payments by year:

Delivery Period - Firm Orders

						Beyond
Aircraft	2004	2005	2006	2007	2008	2008	Total

Boeing 737-900	1	2	—	—	—	—	3
Bombardier CRJ700	—	2	2	2	2	2	10
Bombardier Q400	2	—	—	—	—	—	2

Total	3	4	2	2	2	2	15

Payments (Millions)	$83	$97	$45	$48	$50	$38	$361

Alaska is party to a purchase agreement with an aircraft manufacturer. Under the agreement, upon commitment to purchase the aircraft, Alaska must make deposits to the manufacturer for a portion of the purchase price of the aircraft, with the remainder of the purchase price due at delivery. Concurrent with this agreement, the manufacturer has an agreement with a Trust wherein the Trust makes additional periodic pre-delivery deposits to the manufacturer for the aircraft. Under certain specified events, including default by the Trust, Alaska may be required to pay the manufacturer the amounts to be paid by the Trust in order to retain the right to purchase the aircraft. Alaska makes monthly payments to the Trust related to the advances made by the Trust to the manufacturer, which payments are capitalized as part of the aircraft cost. The Trust is reimbursed for its advances on or before the delivery of the applicable aircraft. As of December 31, 2003, Alaska’s obligations relating to such advances equaled approximately $11.6 million which will be paid in 2004. This amount is included as an aircraft purchase commitment in the summary of contractual obligations below.

The following table provides a summary of our current and long-term debt obligations, capital lease obligations, operating lease commitments and aircraft purchase commitments as of December 31, 2003. This table excludes other obligations that we may have, such as pension obligations (discussed in Note 7 to Consolidated Financial Statements) and routine purchase obligations entered into in the normal course of business.

						Beyond
(in millions)	2004	2005	2006	2007	2008	2008	Total

Current and long-term debt	$198.6	$45.9	$49.1	$51.9	$54.9	$704.7	$1,105.1
Capital lease obligations	1.8	—	—	—	—	—	1.8
Operating lease commitments	274.7	267.5	216.2	179.7	177.4	1,095.3	2,210.8
Aircraft purchase commitments	83.4	96.6	45.2	48.3	49.6	37.5	360.6

Total	$558.5	$410.0	$310.5	$279.9	$281.9	$1,837.5	$3,678.3

As described in Note 5 to the Consolidated Financial Statements, the 2004 capital lease obligation recorded on our balance sheet primarily represents the end of lease buyouts of two airplanes totaling $6.2 million. In January 2004, subsequent to year end, these leases were renegotiated and will be reflected as operating leases in future periods. The table above excludes the capital lease obligation recorded at December 31, 2003 related to the two aircraft.

Our $150 million credit facility expires and is due in December 2004. Management is considering various alternatives including renewing or replacing the credit facility although there can be no assurance that this can be accomplished on acceptable terms to the Company.

Management also intends to make funding payments to our defined benefit plans during 2004 totaling $49 million.

Our credit facility and certain loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets, and additional indebtedness. At December 31, 2003, we were in compliance with all loan provisions.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46, as amended by FIN 46 (Revised) in December 2003, requires consolidation of certain types of entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected returns, or both, as a result of ownership, contractual or other financial interests in the entity. These entities are called “variable interest entities.” The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, and (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. Variable interests are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a variable interest entity, the entity must be consolidated by the “primary beneficiary”. The primary beneficiary is the holder of the variable interests that absorbs a majority of the variable interest entity’s expected losses or receives a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on qualitative aspects of the arrangements involved or projected cash flows at the inception of the transaction with the variable interests entity.

FIN 46 is applicable to financial statements of companies that have interests in “special purpose entities”, as defined, during the year ended 2003.

We are the lessee in a series of operating leases covering our leased aircraft. In many instances, the lessors are trusts established by a third party specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation requirements of FIN 46 because we are not the primary beneficiary of the entity’s expected gains or losses. Our conclusions are based on the fact that the leasing arrangements involved contain terms which are consistent with market terms at the inception of the lease and do not include residual value guarantees made by us, fixed-price purchase obligations or similar features that obligate us to absorb the majority of expected losses of the variable interest entities. Our maximum exposure under these types of lease arrangements is the remaining lease payments, which are reflected in future lease commitments in Note 5 (plus the cost, if any, of bringing the equipment into compliance with the physical condition required for return).

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. SFAS No. 148 allowed companies adopting the fair value based method of SFAS No. 123 to utilize one of three alternative transition methods as long as SFAS No. 123 was adopted in a fiscal year beginning prior to December 16, 2003. To date, the Company has not adopted SFAS No. 123 and would therefore be required to use on of two methods proscribed by SFAS No. 148 if it adopted SFAS No. 123 in the future. The FASB currently is working on a project to develop a new standard for accounting for stock-based compensation and expects to issue a final standard in the second half of 2004.

In September 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants released a Draft Statement of Position entitled “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment” (Draft SOP). The Draft SOP, which is expected to be issued in its final form in first quarter 2004, would become effective for the Company January 1, 2005. The primary areas of applicability of the Draft SOP to the Company are in the areas of planned major maintenance activities (airframe and engine overhauls) and component accounting.

As discussed in “Property, Equipment and Depreciation,” the Company currently capitalizes costs related to major airframe and engine overhauls and amortizes those costs to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. In the Draft SOP, these costs would be considered a planned major maintenance activities and, as such, would be expensed as incurred.

Effect of Inflation - Inflation and price changes other than for aircraft fuel do not have a significant effect on our operating revenues, operating expenses and operating income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have interest rate risk in our floating rate debt obligations and our available for sale marketable investment portfolio, and commodity price risk in jet fuel required to operate our aircraft fleet. We purchase jet fuel at prevailing market prices, and seek to manage market risk through execution of a documented hedging strategy. We have market sensitive instruments in the form of fixed rate debt instruments and financial derivative instruments used to hedge our exposure to jet fuel price increases. We do not purchase or hold any derivative financial instruments for trading purposes.

Fuel Hedging

We utilize our fuel hedges as a form of insurance against significant increases in fuel prices. We believe there is significant risk in not hedging against the possibility of such fuel price increases. At December 31, 2003, we had fuel hedge contracts in place to hedge 132.1 million gallons of our expected jet fuel usage in 2004, 116.1 million gallons in 2005 and 10.2 million gallons in 2006. This represents 33%, 28% and 2% of our anticipated fuel consumption in 2004, 2005 and 2006, respectively. Prices of these agreements range from $26 to $28 per barrel. A hypothetical 10% increase in jet fuel prices would increase 2004 fuel expense by approximately $33.3 million. A hypothetical 10% decrease in jet fuel prices would decrease 2004 fuel expense by approximately $34.0 million. This analysis includes the effect of the fuel hedging contracts in place at December 31, 2003. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.9 million. We utilize financial derivative instruments as hedges to decrease our exposure to jet fuel price changes. We account for our fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All changes in fair value that are considered to be effective hedges are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed.

As of December 31, 2002 and 2003, the fair values of our fuel hedge positions were $17.4 million and $18.4 million, respectively. All of the 2002 fair value amounts and $12.0 million of the 2003 fair value amounts are included in prepaid expenses and other current assets in the consolidated balance sheets. The remaining 2003 fair value amount of $6.4 million is reflected in other assets in the consolidated balance sheets.

During 2002 and 2003, we recognized $12.1 million and $29.4 million, respectively, in realized hedging gains. These amounts are reflected in aircraft fuel in our Consolidated Statements of Operations.

Hedge ineffectiveness resulted in nonoperating expense of $7.4 million for 2001, nonoperating income of $6.4 million for 2002 and nonoperating income of $1.7 million for 2003. These amounts are recorded as non-operating income (expense) in other-net in our Consolidated Statements of Operations.

In 2002 and 2003, we recorded a net gain of $10.1 million and a net loss of $1.2 million, net of tax, in other comprehensive income (loss). These amounts include the change in effectiveness as related to the change in fair market value for future derivative hedge instruments and the removal of the effective portion of derivative hedge instruments that matured during 2002 and 2003.

Financial Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable rates, which have exposure to changes in interest rates. A hypothetical 10% change in the average interest rates incurred on variable rate debt during 2003 would correspondingly change our net earnings and cash flows associated with these items by approximately $3.6 million.

During 2003, we issued $129.5 million ($65.0 million in the second quarter of 2003, $32.0 million in the third quarter of 2003, and $32.5 million in the fourth quarter of 2003) of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 12 to 15 years.

On March 21, 2003, we completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023. Net proceeds from the offering were $144.9 million, of which $18.4 million is restricted to fund interest payments for the first three years and is reported as restricted cash ($7.2 million recorded in prepaid expenses and other current assets and $11.2 million in other assets) in the Company’s Consolidated Balance Sheet as of December 31, 2003. See Note 4 in the Notes to Consolidated Financial Statements for additional discussion of this offering transaction.

     We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2003, interest income would increase by 50 basis points.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15.

Selected Unaudited Quarterly Consolidated Financial Information (in millions, except per share amounts):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2002(a)	2003	2002	2003(b)	2002	2003	2002	2003(c)
		(in millions, except per share)
Operating revenues	$500.1	$518.7	$575.7	$610.6	$620.6	$702.2	$527.7	$613.3
Operating income (loss)	(49.6)	(78.6)	(5.0)	4.0	25.5	78.8	(59.8)	(15.3)
Income (loss) before accounting change	(33.7)	(56.3)	(2.9)	45.2	12.5	40.7	(43.1)	(16.1)
Net income (loss)	(85.1)	(56.3)	(2.9)	45.2	12.5	40.7	(43.1)	(16.1)
Basic earnings (loss) per share:
Income (loss) before accounting change	(1.27)	(2.12)	(0.11)	1.70	0.47	1.53	(1.62)	(0.60)
Net income (loss)	(3.21)	(2.12)	(0.11)	1.70	0.47	1.53	(1.62)	(0.60)
Diluted earnings (loss) per share:
Income (loss) before accounting change	(1.27)	(2.12)	(0.11)	1.70	0.47	1.52	(1.62)	(0.60)
Net income (loss)	(3.21)	(2.12)	(0.11)	1.70	0.47	1.52	(1.62)	(0.60)

(a)	Net loss for the three months ended March 31, 2002 includes $51.4 million cumulative effect of the accounting change in connection with the impairment of goodwill.

(b)	Net income for the three months ended June 30, 2003 includes $71.4 million (pretax) received related to assistance from the government under the Emergency Wartime Supplemental Appropriations Act.

(c)	Operating loss for the three months ended December 31, 2003 includes adjustments to increase operating expenses by $2.8 million (pretax) related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pretax) and increase operating revenues by $6.3 million (pretax), both related to previous quarters in 2003. In addition, interest income for the 2003 year includes an adjustment recorded in the first quarter that reduced interest income by $2.8 million (pretax) related to the previous year. Management does not believe that these amounts are material to the periods affected.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

As discussed in our Form 8-K filed with the Commission on February 27, 2004,subsequent to our January 28, 2004 press release summarizing our fourth quarter and full year 2003 financial results, further review of the Mileage Plan liability and related deferred revenue as of December 31, 2003 revealed that these amounts had not been fully adjusted to reflect planned deletions of certain accounts with expired miles. The consequent adjustment to reduce the total Mileage Plan liability and deferred revenue estimate from $344.4 million to $336.0 million resulted in an $8.4 million (pretax) increase in total revenues for the fourth quarter and full year which is reflected in the consolidated financial statements included herein. This resulted from a deficiency in the application of computer system change control procedures, which did not identify a mileage plan coding error nor was the error discovered in the normal account review process. Management believes that controls are now in place to ensure that expired miles are deleted appropriately.

We made no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2003, that our certifying officers concluded materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal controls over financial reporting are effective, future events affecting our business may cause us to modify our these controls and procedures in the future.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See “Election of Directors,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on May 18, 2004. See “Executive Officers of the Registrant” in Part I following Item 4 for information relating to executive officers.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. A Code of Ethics is a set of written standards that are reasonably designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	Full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the Commission and in other public communications made by the registrant;

3.	Compliance with applicable governmental laws, rules and regulations;

4.	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5.	Accountability for adherence to the code.

The Code of Ethics is located on our internet website at www.alaskaair.com under “Company Info — Investor Information — Corporate Governance.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions that relates to any element of the Code of Ethics definition enumerated above by posting such information on the Corporate Governance portion of our internet website.

ITEM 11. EXECUTIVE COMPENSATION

See “Executive Compensation,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on May 18, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on May 18, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Certain Relationships and Related Transactions,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on May 18, 2004.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Page(s)
(a) Consolidated Financial Statements:
Selected Quarterly Consolidated Financial Information (Unaudited)	51
Consolidated Balance Sheets as of December 31, 2002 and 2003	56-57
Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003	58
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2001, 2002 and 2003	59
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003	60
Notes to Consolidated Financial Statements	61-77
Independent Auditors’ Report	78
Consolidated Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2001, 2002 and 2003	79
See Exhibit Index on page 80.

(b) During the fourth quarter of 2003, we filed or furnished the following reports on Form 8-K:

October 6, 2003: Item 9. “Regulation FD Disclosure”. No financial statements were filed with the report, which included monthly performance and projected data for 2003.

October 21, 2003: Item 7. “Financial Statements and Exhibits” and Item 9. “Regulation FD Disclosure”

November 18, 2003: Item 9. “Regulation FD Disclosure”. No financial statements were filed with the report, which included monthly performance and projected data for 2003.

December 19, 2003: Item 9. “Regulation FD Disclosure”. No financial statements were filed with the report, which included monthly performance and projected data for 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.
By: /s/ William S. Ayer	Date: March 10, 2004

William S. Ayer, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 10, 2004 on behalf of the registrant and in the capacities indicated.

/s/ William S. Ayer William S. Ayer	Chairman, President, Chief Executive Officer and Director
/s/ Bradley D. Tilden Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)
/s/ Brandon S. Pedersen Brandon S. Pedersen	Staff Vice President/Finance and Controller (Principal Accounting Officer)
/s/ Phyllis J. Campbell Phyllis J. Campbell	Director
/s/ Ronald F. Cosgrave Ronald F. Cosgrave	Director
/s/ Mark R. Hamilton Mark R. Hamilton	Director
/s/ Bruce R. Kennedy Bruce R. Kennedy	Director
/s/ Jessie J. Knight, Jr. Jessie J. Knight, Jr.	Director
/s/ R. Marc Langland R. Marc Langland	Director
/s/ Dennis F. Madsen Dennis F. Madsen	Director
/s/ Byron I. Mallott Byron I. Mallott	Director
/s/ John V. Rindlaub John V. Rindlaub	Director
/s/ J. Kenneth Thompson J. Kenneth Thompson	Director
/s/ Richard A. Wien Richard A. Wien	Director

CONSOLIDATED BALANCE SHEETS
Alaska Air Group, Inc.

ASSETS

As of December 31 (In Millions)	2002	2003
Current Assets
Cash and cash equivalents	$269.0	$192.9
Marketable securities	366.8	619.4
Receivables — less allowance for doubtful accounts (2002 - $2.3; 2003 - $1.7)	125.4	120.7
Inventories and supplies — net	49.9	45.8
Deferred income taxes	61.2	90.6
Prepaid expenses and other current assets	82.0	78.9

Total Current Assets	954.3	1,148.3

Property and Equipment
Flight equipment	2,088.4	2,327.6
Other property and equipment	430.9	464.2
Deposits for future flight equipment	93.5	78.1

	2,612.8	2,869.9
Less accumulated depreciation and amortization	811.4	920.7

Total Property and Equipment — Net	1,801.4	1,949.2

Intangible Assets	50.9	45.6

Other Assets	74.1	116.1

Total Assets	$2,880.7	$3,259.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

As of December 31 (In Millions)	2002	2003
Current Liabilities
Accounts payable	$132.1	$132.9
Accrued aircraft rent	76.0	75.6
Accrued wages, vacation and payroll taxes	87.4	92.7
Other accrued liabilities	222.2	271.8
Air traffic liability	211.6	237.7
Current portion of long-term debt and capital lease obligations	48.6	206.7

Total Current Liabilities	777.9	1,017.4

Long-Term Debt and Capital Lease Obligations, Net of Current	856.7	906.9

Other Liabilities and Credits
Deferred income taxes	157.2	192.0
Deferred revenue	232.0	252.4
Other liabilities	201.2	216.3

	590.4	660.7

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares	—	—
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2002 - 29,309,726 shares
2003 - 29,474,919 shares	29.3	29.5
Capital in excess of par value	483.3	486.3
Treasury stock, at cost: 2002 - 2,736,287 shares
2003 - 2,712,979 shares	(62.5)	(61.9)
Accumulated other comprehensive income (loss)	(80.2)	(79.0)
Retained earnings	285.8	299.3

	655.7	674.2

Total Liabilities and Shareholders’ Equity	$2,880.7	$3,259.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Alaska Air Group, Inc.

Year Ended December 31
(In Millions Except Per Share Amounts)	2001	2002	2003
Operating Revenues
Passenger	$1,972.4	$2,037.7	$2,243.0
Freight and mail	86.3	77.1	82.3
Other — net	94.1	109.3	119.5

Total Operating Revenues	2,152.8	2,224.1	2,444.8

Operating Expenses
Wages and benefits	795.5	858.1	937.9
Employee profit sharing	—	—	3.7
Contracted services	86.7	93.0	100.1
Aircraft fuel	324.3	302.0	356.9
Aircraft maintenance	181.3	170.2	183.8
Aircraft rent	186.0	190.4	194.9
Food and beverage service	58.3	66.2	61.0
Other selling expenses and commissions	185.1	159.9	133.2
Depreciation and amortization	134.1	132.5	133.0
Loss on sale of assets	4.7	0.1	2.2
Landing fees and other rentals	128.2	140.3	164.9
Other	184.7	200.3	184.3
Special charge	10.2	—	—

Total Operating Expenses	2,279.1	2,313.0	2,455.9

Operating Loss	(126.3)	(88.9)	(11.1)

Nonoperating Income (Expense)
Interest income	22.2	21.2	12.8
Interest expense	(47.4)	(46.3)	(47.8)
Interest capitalized	10.6	2.7	2.3
U.S. government compensation	81.4	0.5	71.4
Other — net	(4.0)	9.0	1.4

	62.8	(12.9)	40.1

Income (loss) before income tax and accounting change	(63.5)	(101.8)	29.0
Income tax expense (benefit)	(20.1)	(34.6)	15.5

Income (loss) before accounting change	(43.4)	(67.2)	13.5
Cumulative effect of accounting change	—	(51.4)	—

Net Income (Loss)	$(43.4)	$(118.6)	$13.5

Basic and Diluted Earnings (Loss) Per Share:
Loss before accounting change	$(1.64)	$(2.53)	$0.51
Cumulative effect of accounting change	—	(1.94)	—

Net Earnings (Loss) Per Share	$(1.64)	$(4.47)	$0.51

Shares used for computation:
Basic	26.499	26.546	26.648
Diluted	26.499	26.546	26.730

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	Income (Loss)	Earnings	Total
Balances at December 31, 2000	26.457	$29.2	$481.2	$(62.6)	$(0.5)	$447.8	$895.1

2001 net loss						(43.4)	(43.4)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit					(0.7)		(0.7)

Related to marketable securities:
Change in fair value					3.4
Reclassification to earnings					(3.5)
Income tax effect					0.0

					(0.1)		(0.1)

Related to fuel hedges:
Change in fair value					(2.1)
Income tax effect					0.9

					(1.2)		(1.2)

Total comprehensive loss							(45.4)
Treasury stock sales	0.003			0.1			0.1
Stock issued under stock plans	0.068	0.1	1.4				1.5

Balances at December 31, 2001	26.528	29.3	482.6	(62.5)	(2.5)	404.4	851.3

2002 net loss						(118.6)	(118.6)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit					(0.7)		(0.7)

Related to marketable securities:
Change in fair value					(0.4)
Reclassification to earnings					0.6
Income tax effect					(0.1)

					0.1		0.1

Related to fuel hedges:
Change in fair value					28.2
Reclassification to earnings					(12.1)
Income tax effect					(6.0)

					10.1		10.1

Minimum pension liability adjustment net of $52.5 tax benefit					(87.2)		(87.2)

Total comprehensive loss							(196.3)
Treasury stock sales	0.005	—		—			—
Stock issued for employee stock purchase plan	0.024		0.3				0.3
Stock issued under stock plans	0.016		0.4				0.4

Balances at December 31, 2002	26.573	$29.3	$483.3	$(62.5)	$(80.2)	$285.8	$655.7

2003 net income						13.5	13.5
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.0 tax benefit					(2.0)		(2.0)

Related to marketable securities:
Change in fair value					(1.2)
Reclassification to earnings					(0.1)
Income tax effect					0.5

					(0.8)		(0.8)

Related to fuel hedges:
Change in fair value					27.4
Reclassification to earnings					(29.4)
Income tax effect					0.8

					(1.2)		(1.2)

Minimum pension liability adjustment net of $3.3 tax expense					5.2		5.2

Total comprehensive income (loss)							14.7
Treasury stock sales	0.024	—		0.6			0.6
Stock issued for employee stock purchase plan	0.135	0.1	2.3				2.4
Stock issued under stock plans	0.030	0.1	0.7				0.8

Balances at December 31, 2003	26.762	$29.5	$486.3	$(61.9)	$(79.0)	$299.3	$674.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Alaska Air Group, Inc.

Year Ended December 31 (In Millions)	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(43.4)	$(118.6)	$13.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	51.4	—
Special charge	10.2	—	—
Depreciation and amortization	134.1	132.5	133.0
Amortization of airframe and engine overhauls	73.7	62.2	69.2
Changes in derivative fair values	7.4	(6.0)	2.1
Loss on sale of assets	4.7	0.1	2.2
Increase in deferred income taxes	21.1	30.7	4.4
(Increase) decrease in accounts receivable — net	3.1	(44.4)	4.8
(Increase) decrease in other current assets	(16.4)	(26.0)	0.1
Increase (decrease) in air traffic liability	7.5	(5.6)	26.1
Increase (decrease) in other current liabilities	53.1	(7.5)	55.2
Increase in deferred revenue and other-net	31.4	55.7	44.6

Net cash provided by operating activities	286.5	124.5	355.2

Cash flows from investing activities:
Proceeds from disposition of assets	2.5	3.6	3.4
Purchases of marketable securities	(258.5)	(630.8)	(942.9)
Sales and maturities of marketable securities	446.4	433.9	689.0
Property and equipment additions:
Aircraft purchase deposits	(47.5)	(36.1)	(38.7)
Capitalized overhauls	(49.2)	(65.3)	(75.2)
Aircraft	(261.5)	(40.6)	(196.5)
Other flight equipment	(52.2)	(16.4)	(25.6)
Other property	(43.4)	(42.5)	(33.2)
Aircraft deposits returned	63.5	46.5	15.1
Restricted deposits and other	(18.3)	(13.7)	(33.5)

Net cash used in investing activities	(218.2)	(361.4)	(638.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	388.8	58.0	274.4
Long-term debt and capital lease payments	(69.2)	(43.8)	(71.3)
Proceeds from issuance of common stock	1.5	0.9	3.7

Net cash provided by financing activities	321.1	15.1	206.8

Net change in cash and cash equivalents	389.4	(221.8)	(76.1)
Cash and cash equivalents at beginning of year	101.4	490.8	269.0

Cash and cash equivalents at end of year	$490.8	$269.0	$192.9

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$49.9	$44.7	$40.4
Income taxes	(18.4)	(22.8)	(0.4)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alaska Air Group, Inc.
December 31, 2003

Note 1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, the principal subsidiaries being Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and their preparation requires the use of management’s estimates. Actual results could differ from these estimates. Certain reclassifications have been made in prior years’ financial statements to conform to the 2003 presentation.

Nature of Operations

Alaska and Horizon operate as airlines. However, their business plans, competition, and economic risks differ substantially. Alaska is a major airline serving primarily Alaska; the U.S. West Coast; five cities on the U.S. East Coast; Vancouver, Canada; and Mexico. It operates an all jet fleet and its average passenger trip is 967 miles. Horizon is a regional airline serving primarily the Pacific Northwest, Northern California, and Western Canada. It operates both jet and turboprop aircraft, and its average passenger trip is 332 miles. As discussed in Note 16, beginning in 2004, Horizon will operate regional jet service as Frontier JetExpress.

Substantially all of Alaska’s and Horizon’s sales occur in the United States. See Note 11 for operating segment information.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance, which is reported as a current liability. The amount of the negative cash balance was $27.5 million and $27.7 million at December 31, 2002 and 2003, respectively, and is included in accounts payable.

Receivables

Receivables consist primarily of airline traffic (including credit card) receivables, amounts from customers, mileage plan partners, government tax authorities, and other miscellaneous amounts due to the Company, and are net of an allowance for doubtful accounts of $2.3 million at December 31, 2002 and $1.7 million at December 31, 2003. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Inventories and Supplies — net

Inventory is comprised of expendable, repairable and rotable flight equipment. Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies-net. Repairable and Rotable inventory are included in flight equipment. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated disposal dates and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $27.0 million at December 31, 2002 and 2003.

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

Flight equipment includes repairable inventory parts, net of an obsolescence allowance. As of December 31, 2002 and 2003, this allowance totaled $17.5 million and $17.3 million, respectively.

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

The Company reviews for impairment long-lived assets to be held and used whenever events or changes in circumstances indicate that the total carrying amount of an asset (asset group) may not be recoverable. The Company groups assets for purposes of such reviews at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of other groups of assets and liabilities. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset (asset group) and its eventual disposition are less than its carrying amount. If the asset (asset group) is not considered recoverable, an amount equal to the excess of the carrying amount over the fair value will be charged against the asset (asset group) with a corresponding expense reflected in the consolidated statement of operations.

Internally-Used Software Costs

The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal use software. The Company capitalized software development costs of $9.2 million, $6.9 million and $3.2 million during the years ended December 31, 2001, 2002, and 2003, respectively.

Deferred Revenue

Deferred revenue results primarily from the sale of mileage credits, the sale and leaseback of aircraft, and the receipt of manufacturer or vendor credits. This revenue is recognized when award transportation is provided or over the term of the applicable agreements.

Leased Aircraft Return Costs

Cash payments associated with returning leased aircraft are accrued when probable and estimable. As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $14.2 million as of December 31, 2002 and December 31, 2003.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability. Freight and mail revenues are recognized when service is provided. Other-net revenues are primarily related to the Mileage Plan and they are recognized as described in the “Frequent Flyer Awards” paragraph below.

Frequent Flyer Awards

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska and through airline partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. Alaska also sells mileage credits to non-airline partners such as hotels, car rental agencies, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers the portion of the sales proceeds that represents the estimated fair value of the award transportation and recognizes that amount as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards redeemed on Alaska, and as other-net revenue for awards redeemed on other airlines. Alaska’s Mileage Plan liabilities are included under the following balance sheet captions at December 31 (in millions):

	2002	2003
Current Liabilities:
Other accrued liabilities	$87.0	$112.9
Other Liabilities and Credits:
Deferred revenue	183.9	204.5
Other liabilities	32.1	18.6

Total	$303.0	$336.0

Contracted Services

Contracted services includes expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Other Selling Expenses and Commissions

Other selling expenses and commissions include credit card commissions, global distribution systems charges, Mileage Plan free travel awards, advertising, promotional costs, commissions and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $17.1 million, $17.0 million, and $16.7 million, respectively, in 2001, 2002, and 2003.

Capitalized Interest

Interest is capitalized on flight equipment purchase deposits and ground facility progress payments as a cost of the related asset. The interest cost is based on the Company’s’ weighted average borrowing rate and is depreciated over the estimated useful life of the asset. The Company ceases capitalization of interest on aircraft when delivery dates are deferred. Capitalization continues when the deferral period is over.

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

The following table represents the pro forma net income (loss) before accounting change and pro forma earnings (loss) per share (EPS) had compensation cost for the Company’s stock options been determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123. In accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2002, and 2003, respectively: dividend yield of 0% for all years; volatility of 44%, 49%, and 43%; risk-free interest rates of 4.26%, 3.82%, and 2.97%; and expected lives of 5 years for all years. Using these assumptions, the weighted average fair value of options granted was $12.71, $13.43, and $8.96 in 2001, 2002, and 2003, respectively.

	2001	2002	2003
Income (loss) before accounting change (in millions):
As reported	$(43.4)	$(67.2)	$13.5
Deduct: Total stock-based compensation expense determined under fair value-based methods for all awards, net of related tax	(5.9)	(5.8)	(6.0)

Pro forma net income (loss) before accounting change	$(49.3)	$(73.0)	$7.5

Net income (loss)	$(43.4)	$(118.6)	$13.5
As reported
Deduct: Total stock-based compensation expense determined under fair value-based methods for all awards, net of related tax	(5.9)	(5.8)	(6.0)

Pro forma net income (loss)	$(49.3)	$(124.4)	$7.5

Basic and Diluted EPS before accounting change:
As reported	$(1.64)	$(2.53)	$0.51
Pro forma	(1.86)	(2.75)	0.28
Basic and Diluted EPS:
As reported	$(1.64)	$(4.47)	$0.51
Pro forma	(1.86)	(4.69)	0.28

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. SFAS No. 148 allowed companies adopting the fair value based method of SFAS No. 123 to utilize one of three alternative transition methods as long as SFAS No. 123 was adopted in a fiscal year beginning prior to December 16, 2003. To date, the Company has not adopted SFAS No. 123 and would therefore be required to use one of two methods proscribed by SFAS No. 148 if it adopted SFAS No. 123 in the future. The FASB currently is working on a project to develop a new standard for accounting for stock-based compensation and expects to issue a final standard in the second half of 2004.

Derivative Financial Instruments

The Company records all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges.

Operating results can be significantly impacted by changes in the price of aircraft fuel. To manage the risks associated with changes in aircraft fuel prices, the Company uses swap agreements and call options for crude oil and other commodities. These contracts, referred to as “fuel hedge contracts,” have a high correlation to changes in aircraft fuel prices, and therefore qualify as cash flow hedges. Each period, the contracts are adjusted to fair market value. The change in the value of the fuel hedge contracts that perfectly offsets the change in the value of the aircraft fuel being hedged is recorded as other comprehensive income or loss until the hedged contract is settled and is then recognized in earnings as part of fuel expense. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, the change is recognized in earnings as part of nonoperating income (expense).

At December 31, 2003, the Company has fuel hedge contracts in place to hedge 132.1 million gallons of its expected jet fuel usage in 2004, 116.1 million gallons in 2005 and 10.2 million gallons in 2006. This represents 33%, 28% and 2% of the anticipated fuel consumption in 2004, 2005 and 2006, respectively.

The Company recognized $7.4 million in nonoperating expense in 2001, $6.4 million in nonoperating income in 2002 and $1.7 million in nonoperating expense in 2003 related to the ineffectiveness on fuel hedge contracts.

As of December 31, 2002 and 2003, the fair value of the Company’s fuel hedge positions were $17.4 million and $18.4 million, respectively. All of the 2002 fair value amounts and $12.0 million of the 2003 fair value amounts are included in prepaid expenses and other current assets in the consolidated balance sheets. The remaining 2003 fair value amount of $6.4 million is reflected in other assets in the consolidated balance sheets.

During 2002 and 2003, the Company recognized gains of $12.1 million and $29.4 million, respectively, from the cash settlement of hedging activities. In 2001, hedging gains resulting from cash settlements of hedging activities were de minimis. These gains are reflected in aircraft fuel in the consolidated statements of operations.

The Company enters into foreign exchange forward contracts, generally with maturities of less than one month, to manage the risk associated with net foreign currency transactions. Resulting gains and losses are recognized currently in other operating expense. The Company periodically enters into interest rate swap agreements to hedge interest rate risk. At December 31, 2003, there were no foreign currency contracts or interest rate swap agreements outstanding.

New Accounting Standards

In 2003, the Company adopted the accounting provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation applies to guarantees issued or modified after December 31, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46, as amended by FIN 46 (Revised) in December 2003, requires consolidation of certain types of entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected returns, or both, as a result of ownership, contractual or other financial interests in the entity. These entities are called “variable interest entities.” The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, and (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. Variable interests are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a variable interest entity, the entity must be consolidated by the “primary beneficiary”. The primary beneficiary is the holder of the variable interests that absorbs a majority of the variable interest entity’s expected losses or receives a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on qualitative aspects of the arrangements involved or projected cash flows at the inception of the transaction with the variable interests entity.

FIN 46 is applicable to financial statements of companies that have interests in “special purpose entities”, as defined, during the year ended December 31, 2003.

The Company is the lessee in a series of operating leases covering the Company’s leased aircraft. In many instances, the lessors are trusts established by a third party specifically to purchase, finance and lease aircraft to the Company. These leasing entities meet the criteria for variable interest entities. However, because the Company is not the primary beneficiary of the entity’s expected gains or losses, the Company is not required to consolidate these entities. The leasing arrangements involved contain terms consistent with market terms at their inception and do not include residual value guarantees made by us, fixed-price purchase obligations or similar features that would obligate the Company to absorb the majority of expected losses of the variable interest entities. The Company’s maximum expected exposure under these types of lease arrangements is the remaining lease payments, which are reflected in future lease commitments in Note 5 (plus the cost, if any, of bringing the equipment into compliance with the physical condition required for return).

Fourth Quarter Adjustments

Operating loss for the three months and year ended December 31, 2003 includes adjustments to increase operating expenses by $2.8 million (pretax) related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pretax) and increase operating revenues by $6.3 million (pretax), both related to previous quarters in 2003. Management does not believe that these amounts are material to the periods affected.

Note 2. Marketable Securities

At December 31, 2002 and 2003 all of the Company’s marketable securities were classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated Other Comprehensive Income (Loss)”. Realized gains and losses are included in other nonoperating income (expense) in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on marketable securities are included in interest income in the consolidated statements of operations.

Marketable securities consisted of the following at December 31 (in millions):

	2002	2003
Cost:
U.S. government securities	$156.1	$184.9
Asset backed obligations	118.1	161.0
Other corporate obligations	91.0	273.1

	$365.2	$619.0

Fair value:
U.S. government securities	$158.2	$184.5
Asset backed obligations	118.1	161.6
Other corporate obligations	90.5	273.3

	$366.8	$619.4

At December 31, 2003, gross unrealized gains and losses were not material to the consolidated financial statements.

Of the marketable securities on hand at December 31, 2003, 78% mature in 2004, 10% in 2005, and 12% thereafter.

	2001	2002	2003
Proceeds from sales
and maturities	$446.4	$433.9	$689.0
Gross realized gains	4.0	1.3	0.9
Gross realized losses	0.4	1.7	1.0

Note 3. Other Assets

Other assets consisted of the following at December 31 (in millions):

	2002	2003
Restricted deposits	58.2	70.8
Deferred costs and other	15.9	34.1
Restricted cash	—	11.2

	$74.1	$116.1

Note 4. Long-term Debt and Capital Lease Obligations

At December 31, 2002 and 2003, long-term debt and capital lease obligations were as follows (in millions):

	2002	2003
Fixed rate notes payable due through 2015*	$559.3	$532.6
Variable rate notes payable due through 2018*	334.2	422.5
Senior convertible notes due 2023*	—	150.0

Long-term debt	893.5	1,105.1
Capital lease obligations	11.8	8.5
Less current portion	(48.6)	(206.7)

	$856.7	$906.9

*The weighted average fixed interest rate was 7.4% during 2002 and 2003. The weighted average variable interest rate was 2.5% during 2002 and 2003, respectively.

At December 31, 2003, borrowings of $955.1 million were secured by flight equipment and real property.

On March 21, 2003, the Company completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023 (the Notes). The Notes bear interest for the first five years from date of issuance at a variable interest rate of 3-month LIBOR plus 2.5% (3.65% at December 31, 2003). This interest is paid quarterly in arrears. Thereafter, the Notes will cease bearing cash interest and instead, the principal value of the Notes will increase daily by the unpaid interest, which will be calculated at LIBOR plus 2.5%, up to a maximum of 5.25%.

The Notes are convertible into shares of the Company’s common stock at the option of the holder at a price equal to the original or variable principal, divided by 38.4615. At date of issuance, the conversion price was equal to $26.00 per share. Upon conversion, the Company may deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company may redeem all or a portion of the Notes in cash or common stock or a combination of cash and common stock at any time on or after the third anniversary of the issuance of the Notes. In addition, holders may require the Company to purchase all or a portion of their Notes on the 5th, 10th and 15th anniversaries of the issuance of the Notes or upon the occurrence of a change of control or tax event at principal plus accrued interest.

The Notes are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured indebtedness.

Net proceeds from the offering totaled $144.9 million. Approximately $18.4 million of the net proceeds is restricted and intended to fund interest payments for the first three years and is reported as restricted cash ($7.2 million recorded in prepaid expenses and other current assets and $11.2 million in other assets) in the Company’s Consolidated Balance Sheet as of December 31, 2003. The remaining net proceeds from the offering are being used for working capital requirements and general corporate purposes

During 2003, Alaska issued $129.5 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms of 12 to 15 years. In September 2001, Alaska borrowed $150 million under its credit facility at an interest rate that varies with LIBOR and is payable on or before December 31, 2004.

At December 31, 2003, long-term debt principal payments for the next five years were as follows (in millions):

2004	$198.7
2005	45.8
2006	49.1
2007	51.9
2008	54.9
Thereafter	704.7

Total principal payments	$1,105.1

Certain Alaska loan agreements contain provisions that require maintenance of specific levels of net worth, leverage and fixed charge coverage, and limit investments, lease obligations, sales of assets, and additional indebtedness. At December 31, 2003, the Company was in compliance with all loan provisions.

Note 5. Commitments

Lease Commitments

At December 31, 2003, the Company had lease contracts for 113 aircraft that have remaining noncancelable lease terms of one to 16 years. The majority of airport and terminal facilities are also leased. Total rent expense was $254.0 million, $274.1 million and $288.1 million, in 2001, 2002, and 2003, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2003 are shown below (in millions):

	Operating	Leases	Capital
	Aircraft	Facilities	Leases
2004*	$191.8	$82.9	$8.4
2005	186.5	81.0	0.2
2006	182.6	33.6	0.2
2007	165.8	14.0	0.1
2008	167.5	9.9	—
Thereafter	959.9	135.3	—

Total lease payments	$1,854.1	$356.7	$8.9
Less amount representing interest			(0.4)

Present value of capital lease payments			$8.5

* The 2004 capital lease obligation primarily represents the end of lease buyout of two airplanes totaling $6.2 million. In January 2004, these leases were renegotiated and will be reflected as operating leases in future periods.

Aircraft Commitments

The Company has firm orders for three Boeing 737 series aircraft to be delivered between 2004 and 2005, two Bombardier Q400 aircraft to be delivered in 2004, and ten Bombardier CRJ700 aircraft between 2004 and 2009. The firm orders require payments of approximately $361 million between 2004 and 2009. As of December 31, 2003, deposits of $72.3 million related to the firm orders had been made. In addition to the ordered aircraft, the Company has purchase options on 26 Boeing 737s, 15 Q400s, and 25 CRJ700s.

Alaska is party to a purchase agreement with an aircraft manufacturer. Under the agreement, upon commitment to purchase the aircraft, Alaska must make deposits to the manufacturer of a portion of the purchase price of the aircraft, with the remainder of the purchase price due at delivery. Concurrent with this agreement, the manufacturer has an agreement with a Trust wherein the Trust makes deposits to the manufacturer of additional pre-delivery deposits for the aircraft. Under certain specified events, including default by the Trust, Alaska may be required to pay the manufacturer the amounts paid by the Trust in order to retain the right to purchase the aircraft. Alaska makes monthly payments to the Trust related to the advances made by the Trust to the manufacturer, which payments are capitalized as part of the aircraft cost. The Trust is reimbursed for its advances on or before the delivery of the applicable aircraft. As of December 31, 2003, Alaska’s obligations related to such advances equaled approximately $11.6 million, which is scheduled for payment during the first quarter of 2004.

Note 6. Stock Plans

The Company has three stock option plans that provide for the purchase of Air Group common stock at stipulated prices on the dates of the grant by certain officers and key employees of Air Group and its subsidiaries. Under the 1996, 1997, and 1999 Plans, options for 4,258,500 shares have been granted and, at December 31, 2003, 448,400 shares were available for grant. Under all plans, the stock options granted have terms of up to ten years. Substantially all grantees are 25% vested after one year, 50% after two years, 75% after three years, and 100% after four years.

The Company follows the intrinsic value method prescribed by APB Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for these plans as the exercise price of options equals the fair market value on date of grant.

Changes in the number of shares subject to options, with their weighted average exercise prices, are summarized below:

		Price
	Share	Per Share
Outstanding, Jan. 1, 2001	1,820,937	$34.10
Granted	1,252,900	28.52
Exercised	(67,950)	18.87
Canceled	(104,275)	36.37

Outstanding, Dec. 31, 2001	2,901,612	31.96
Granted	388,300	28.52
Exercised	(16,700)	20.20
Canceled	(20,900)	27.67

Outstanding, Dec. 31, 2002	3,252,312	$31.64
Granted	560,600	19.60
Exercised	(48,000)	21.79
Canceled	(75,975)	25.63

Outstanding, Dec. 31, 2003	3,688,937	$30.01

Exercisable at year-end
December 31, 2001	1,022,962	$34.67
December 31, 2002	1,615,887	33.95
December 31, 2003	2,274,587	33.02

The following table summarizes stock options outstanding and exercisable at December 31, 2003 with their weighted average exercise prices and remaining contractual lives:

Range of	Remaining		Price
Exercise prices	Life (years)	Shares	Per Share
Outstanding:
$11 to $17	2.6	42,050	$15.58
$18 to $22	8.3	575,475	19.36
$23 to $28	7.3	1,028,050	25.99
$29 to $34	6.7	1,196,600	31.20
$35 to $40	4.8	583,012	38.26
$41 to $51	3.8	253,750	47.14
$52 to $57	4.2	10,000	57.31

$11 to $57	6.5	3,688,937	$30.01

Exercisable:
$11 to $17		36,950	$15.52
$18 to $22		67,700	21.52
$23 to $28		525,975	25.50
$29 to $34		797,200	31.14
$35 to $40		583,012	38.26
$41 to $51		253,750	47.14
$52 to $57		10,000	57.31

$11 to $57		2,274,587	$33.02

In August 2002, the Company adopted an Employee Stock Purchase Plan (the ESPP Plan) which is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the ESPP Plan, employees can purchase Company common stock at 85% of the lower of the fair market value on the first or the last day of each quarterly offering period. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period in which the shares are issued. In 2002 and 2003, 24,157 shares and 135,043 shares, respectively, were purchased by Company employees under the ESPP Plan.

Note 7. Employee Benefit Plans

Four defined benefit and five defined contribution retirement plans cover various employee groups of Alaska and Horizon. The defined benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. Alaska and Horizon also maintain unfunded, noncontributory defined benefit plans for certain elected officers. A summary of each plan follows:

Pension Plans-Defined Benefit

The Company’s pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). The defined benefit plan assets consist primarily of marketable equity and fixed income securities. The Company uses a December 31 measurement date for these plans. The following table sets forth the status of the plans for 2002 and 2003 (in millions):

	2002	2003
Projected benefit obligation
Beginning of year	$507.2	$640.7
Service cost	37.2	44.6
Interest cost	38.6	43.1
Amendments	3.8	—
Change in assumptions	41.3	85.9
Actuarial loss	25.7	5.2
Benefits paid	(13.1)	(14.5)

End of year	$640.7	$805.0

	2002	2003
Plan assets at fair value
Beginning of year	$454.5	$418.1
Actual return on plan assets	(42.6)	88.1
Employer contributions	19.3	37.8
Benefits paid	(13.1)	(14.5)

End of year	$418.1	$529.5

The accumulated benefit obligation for the defined benefit pension plan was $530.3 million and $663.8 million at December 31, 2002 and 2003, respectively.

Funded status	(222.6)	(275.6)
Unrecognized loss	250.1	272.5
Unrecognized prior service cost	50.2	45.0

Net amount recognized	$77.7	$41.9

Amounts recognized in the consolidated balance sheet:
Intangible asset	50.2	45.0
Accrued benefit liability-current	(38.0)	(49.0)
Accrued benefit liability-long term	(74.2)	(85.3)
Accumulated other comprehensive income	139.7	131.2

Net amount recognized	$77.7	$41.9

Weighted average assumptions used to determine Benefit obligations as of December 31
Discount rate	6.75%	6.00%
Rate of compensation increase	5.4%	5.4%
Weighted average assumptions used to determine Net periodic benefit cost as of December 31
Discount rate	7.25%	6.75%
Expected return on plan assets	8.0%	8.0%
Rate of compensation increase	5.4%	5.4%

In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

The asset allocation of the defined benefit plans, by asset category, is as follows as of the end of 2002 and 2003:

	2002	2003
Asset category:
Equity securities	58%	65%
Fixed income securities	36	34
Other	6	1

Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a number of fund managers and invests in various asset classes to diversify risk. Target allocations for the primary asset classes are approximately:

Domestic equities:	60%
Fixed income:	40%

Pension assets are rebalanced periodically to maintain the above target asset allocations. Up to 12% of the equity portfolio may be invested in a pooled fund of small capitalization stocks. An individual equity investment will not exceed 10% of the entire equity portfolio. Fixed income securities carry a minimum “A” rating by Moody’s and/or Standard and Poor’s and the average life of the bond portfolio may not exceed 10 years.

Net pension expense for the defined benefit plans included the following components for 2001, 2002, and 2003 (in millions):

	2001	2002	2003
Service cost	$29.0	$37.2	$44.6
Interest cost	32.3	38.6	43.1
Expected return on assets	(46.0)	(46.4)	(33.9)
Amortization of prior service cost	4.6	5.2	5.2
Recognized actuarial loss	0.1	5.4	14.5

Net pension expense	$20.0	$40.0	$73.5

In 2002, the Company recorded an $87.2 million (net of taxes of $52.5 million) non-cash charge to equity in connection with the defined benefit plans that the Company sponsors for eligible employees. This charge resulted from an unfunded accrued benefit obligation resulting from lower than expected returns on plan assets and a reduction in discount rate. In 2003, the Company recorded a reduction of this equity charge of $8.5 million ($5.2 million, net of taxes of $3.3 million) primarily reflecting higher than expected return on assets.

The Company expects to contribute $49.0 million to these defined benefit pension plans during 2004.

Pension Plans-Noncontributory

Alaska and Horizon also maintain unfunded, noncontributory defined benefit plans for certain elected officers. These plans use a December 31 measurement date. The following table sets forth the status of the plans for 2002 and 2003 (in millions):

	2002	2003

Projected benefit obligation Beginning of year	$28.3	$30.9
Service cost	0.6	0.8
Interest cost	2.0	2.1
Amendments	0.5	—
Change in assumptions	—	2.9
Actuarial gain	1.0	0.9
Benefits paid	(1.5)	(1.8)

End of year	$30.9	$35.8

Plan assets at fair value
Beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	1.5	1.7
Benefits paid	(1.5)	(1.7)

End of year	$—	$—

The accumulated benefit obligation for the noncontributory defined benefit plan was $29.6 million and $34.3 million at December 31, 2002 and 2003, respectively.

Weighted average assumptions used to determine Benefit obligations as of December 31

Discount rate	6.75%	6.00%
Rate of compensation increase	5.4%	5.4%

Weighted average assumptions used to determine Net periodic benefit cost as of December 31

Discount rate	7.25%	6.75%
Rate of compensation increase	5.4%	5.4%
Funded status	(30.9)	(35.8)
Unrecognized loss	5.8	9.2
Unrecognized prior service cost	0.7	0.6

Net amount recognized	($24.4)	($26.0)

	2002	2003

Amounts recognized in the consolidated balance sheet:
Intangible assets	$0.7	$0.6
Accrued benefit liability-current	(1.5)	(1.5)
Accrued benefit liability-long term	(28.2)	(32.7)
Accumulated other comprehensive income	4.6	7.6

Net amount recognized	$(24.4)	$(26.0)

Net pension expense for the noncontributory defined benefit plans included the following components for 2001, 2002 and 2003 (in millions):

	2001	2002	2003

Service cost	$0.8	$0.6	$0.8
Interest cost	1.8	2.0	2.1
Amortization of prior service cost	—	0.1	0.1
Actuarial loss	—	—	0.3

Net pension expense	$2.6	$2.7	$3.3

Defined Contribution Plans

The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined contribution plans was $19.0 million, $20.6 million, and $21.7 million, respectively, in 2001, 2002, and 2003.

Profit Sharing Plans

Alaska and Horizon have employee profit sharing plans. There was no profit sharing expense during 2001 or 2002. In 2003, the Company recorded profit sharing expense of $3.7 million ($2.9 million Alaska and $0.8 million Horizon).

Other Postretirement Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded, and at December 31, 2002 and 2003 was $52.7 million and $77.3 million, respectively. This liability was determined using an assumed discount rate of 6.75% and 6.00% in 2002 and 2003, respectively. The accrued liability related to the subsidy is included with other liabilities on the Consolidated Balance Sheet, and totaled $31.3 million and $39.2 million at December 31, 2002 and 2003, respectively. Annual expense related to this subsidy was approximately $4.6 million in 2001, $4.4 million in 2002, and $9.6 million in 2003.

The Company uses a December 31 measurement date to assess obligations associated with the subsidy. Net periodic benefit cost for the postretirement medical plans included the following components for 2001, 2002, and 2003 (in millions):

	2001	2002	2003

Service cost	$1.5	$2.3	$3.5
Interest cost	2.1	3.2	4.3
Expected return on assets	—	—	—
Amortization of prior service cost	0.1	(0.2)	(0.2)
Recognized actuarial loss (gain)	0.9	(0.9)	2.0

Net periodic benefit cost	$4.6	$4.4	$9.6

A 1% higher or lower trend rate has the following effect on the Company’s postretirement medical plans during 2001, 2002, and 2003 (in millions):

	2001	2002	2003

Change in service and interest cost
1% higher trend rate	$0.6	$1.0	$1.3
1% lower trend rate	(0.5)	(0.6)	(1.1)
Change in year-end postretirement benefit obligation
1% higher trend rate	$5.0	$7.0	$10.5
1% lower trend rate	(4.2)	(6.0)	(9.0)

Note 8. Income Taxes

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes.

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2002	2003

Excess of tax over book depreciation	$350.4	$422.2
Fuel hedges	5.2	4.4
Other — net	16.2	4.4

Gross deferred tax liabilities	371.8	431.0

Frequent flyer program	(112.4)	(125.3)
Alternative minimum tax	(56.1)	(51.9)
Leased aircraft return provisions	(5.7)	(5.2)
Inventory obsolescence	(11.4)	(15.7)
Deferred revenue	(16.6)	(14.0)
Asset impairment	(3.2)	(3.1)
Employee benefits	(53.4)	(77.1)
Loss carryforwards*	(4.7)	(23.6)
Other — net	(12.3)	(13.7)

Gross deferred tax assets	(275.8)	(329.6)

Net deferred tax liabilities	$96.0	$101.4

Current deferred tax asset	$(61.2)	$(90.6)
Noncurrent deferred tax liability	157.2	192.0

Net deferred tax liability	$96.0	$101.4

*      Federal loss carryforwards of $54.4 million ($19.0 million tax effected) expire in 2023. State loss carryforwards of $104.5 million ($4.6 million tax effected) expire beginning in 2005 and ending in 2023.

The components of income tax expense (benefit) were as follows (in millions):

	2001	2002	2003
Current tax expense (benefit):
Federal	$(25.6)	$(53.0)	$10.4
State	(1.2)	(2.3)	0.7

Total current	(26.8)	(55.3)	11.1

Deferred tax expense (benefit):
Federal	7.2	19.8	3.3
State	(0.5)	0.9	1.1

Total deferred	6.7	20.7	4.4

Total tax expense (benefit)	$(20.1)	$(34.6)	$15.5

Income tax expense (benefit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income (loss) before income tax and accounting change as follows (in millions):

	2001	2002	2003
Income (loss) before income tax and accounting change	$(63.5)	$(101.8)	$29.0

Expected tax expense (benefit)	$(22.1)	$(35.6)	$10.2
Nondeductible expenses	3.3	2.4	2.5
State income taxes	(1.2)	(1.9)	0.9
Other - net	(0.1)	0.5	1.9

Actual tax expense (benefit)	$(20.1)	$(34.6)	$15.5

Effective tax rate	31.7%	34.0%	53.4%

Note 9. Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in millions):

	December 31, 2002
	Carrying	Fair
	Amount	Value
Assets:
Cash and cash equivalents	$269.0	$269.0
Marketable securities	366.8	366.8
Restricted deposits	58.2	58.2
Fuel hedge contracts	17.4	17.4
Liabilities:
Long-term debt	893.5	926.7

	December 31, 2003
	Carrying	Fair
	Amount	Value
Assets:
Cash and cash equivalents	$192.9	$192.9
Marketable securities	619.4	619.4
Restricted deposits	70.8	70.8
Fuel hedge contracts	18.4	18.4
Liabilities:
Long-term debt	1,105.1	1,128.1

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

Note 10. Earnings (Loss) per Share (EPS)

Earnings (loss) per share (EPS) calculations were as follows (in millions except per share amounts):

	2001	2002	2003
Basic
Income (loss) before accounting change	$(43.4)	$(67.2)	$13.5
Weighted average shares outstanding	26.499	26.546	26.648

EPS before acctg. change	$(1.64)	$(2.53)	$0.51

Diluted
Income (loss) before accounting change	$(43.4)	$(67.2)	$13.5
Weighted average shares outstanding	26.499	26.546	26.730

EPS before acctg. change	$(1.64)	$(2.53)	$0.51

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. Stock options excluded from the calculation of diluted EPS because they are antidilutive, represented 2.9 million, 3.3 million, and 3.0 million shares, respectively, in 2001, 2002, and 2003.

Diluted shares also excludes the shares of common stock issuable upon conversion of the convertible notes issued on March 21, 2003. Although the Company previously reported its expectation that the notes would become convertible in the fourth quarter of 2003, the actual closing prices of Air Group’s common stock during the fourth quarter did not trigger the convertibility feature.

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

Financial information for Alaska and Horizon follows (in millions):

	2001	2002	2003
Operating revenues:
Alaska	$1,763.0	$1,833.1	$2,027.4
Horizon	408.4	419.6	463.8
Other	1.5	1.4	1.4
Elimination of inter-company revenues	(20.1)	(30.0)	(47.8)

Consolidated	2,152.8	2,224.1	2,444.8

Depreciation and amortization expense:
Alaska	106.1	114.0	119.5
Horizon	26.7	17.0	12.3
Other	1.3	1.5	1.2

Consolidated	134.1	132.5	133.0

Interest income:
Alaska	26.0	23.2	15.2
Horizon	—	0.7	0.7
Other	—	—	1.9
Elimination of inter-company accounts	(3.8)	(2.7)	(5.0)

Consolidated	22.2	21.2	12.8

Interest expense:
Alaska	47.4	46.6	45.2
Horizon	3.0	2.1	2.4
Other	0.8	0.7	5.2
Elimination of inter-company accounts	(3.8)	(3.1)	(5.0)

Consolidated	47.4	46.3	47.8

Income (loss) before income tax and accounting change:
Alaska	(16.4)	(87.3)	11.8
Horizon	(45.1)	(12.8)	25.3
Other	(2.0)	(1.7)	(8.1)

Consolidated	(63.5)	(101.8)	29.0

Capital expenditures*:
Alaska	400.9	146.2	308.2
Horizon	(10.7)	8.5	45.9
Other	0.1	(0.3)	—

Consolidated	390.3	154.4	354.1

Total assets at end of period:
Alaska	2,756.0	2,751.1	3,066.4
Horizon	241.4	213.5	246.7
Other	878.9	734.8	888.9
Elimination of inter-company accounts	(925.8)	(818.7)	(942.8)

Consolidated	$2,950.5	$2,880.7	$3,259.2

* Capital expenditures include aircraft deposits, net of deposits returned.

** Certain amounts in the previously reported Alaska and Horizon financial information have been reclassified to conform with amounts presented in 2003.

Note 12. Special Charge

In December 2001, Horizon recorded a $10.2 million special charge to recognize the loss in value of its owned Fokker F-28 aircraft engines and related spare parts, which had a net book value of $16.2 million, net of the impairment charge, at December 31, 2001, and $8.1 million at December 31, 2002. The F-28s, have been replaced with more fuel-efficient CRJ 700 regional jets, and were phased completely out of service on February 14, 2003.

Note 13. U.S. Government Compensation

In September 2001, the U.S. Government passed the Air Transportation Safety and System Stabilization Act to provide $5 billion of cash compensation and $10 billion of loan guarantees to U.S. airlines. The purpose of this Act was to compensate the airlines for direct and incremental losses for the period September 11 through December 31, 2001 as a result of the September 11 terrorist attacks.

In 2001, Alaska and Horizon recorded government compensation of $71.6 million and $9.8 million, respectively. These amounts are reflected in nonoperating income (expense) in the consolidated statements of operations. During the third quarter of 2002, the Department of Transportation completed its review procedures and remitted final compensation payments to Alaska and Horizon of $0.2 million each.

On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. Additionally, passenger security fees were not imposed by the TSA and carrier fees were not paid during the period June 1, 2003 through September 30, 2003. In May 2003, the Company received its share of the one-time cash grant in the amount of $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon).

In August 2003, the Company received $2.7 million ($2.5 million for Alaska and $0.2 million for Horizon) from the Federal Aviation Administration in reimbursement of flight deck reinforcement expenditures. The reimbursement was recorded as an offset to capital costs.

Note 14. Contingencies

The Company is a party to routine litigation incidental to its business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect the Company’s financial position or results of operations. However, this belief is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

Note 15. Change in Accounting Principle

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is considered to have an indefinite life and is no longer amortized but instead is subject to periodic impairment testing. Effective January 1, 2002, the Company adopted SFAS No. 142. Assuming the Company had adopted this standard as of January 1, 2001, the Company’s net loss for the year ended December 31, 2001 would have been reduced by approximately $2.0 million ($.08 per share) for the impact of goodwill amortization.

During the second quarter of 2002, the Company completed the first step of its impairment test related to its $51.4 million of goodwill and determined that the net book value exceeded its fair value. In the fourth quarter of 2002, the Company completed the second step of its impairment test and determined that all of the Company’s goodwill was impaired. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002 of $51.4 million ($12.5 million Alaska and $38.9 million Horizon) to write-off all of its goodwill. This charge is reflected as a cumulative effect of accounting change in the 2002 consolidated statement of operations.

Note 16. Horizon Partnership Agreement

On January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines. Horizon is currently operating four 70-seat Bombardier CRJ-700 aircraft as Frontier JetExpress and plans on expanding this fleet to nine airplanes by May 30, 2004. Horizon is responsible for flying and maintaining the aircraft and Frontier maintains control over scheduling and destinations. In exchange for providing these services, Horizon receives a base fee and performance-based incentives.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Alaska Air Group, Inc.
Seattle, Washington

     We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

DELOITTE & TOUCHE LLP

Seattle, Washington
February 27, 2004

VALUATION AND QUALIFYING ACCOUNTS
Alaska Air Group, Inc.	Schedule II

		Additions
	Beginning	Charged	(A)	Ending
(In Millions)	Balance	to Expense	Deductions	Balance
Year Ended December 31, 2001
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.7	$2.5	$(2.4)	$1.8

Obsolescence allowance for flight equipment spare parts	$28.1	$12.2	$(0.7)	$39.6

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$8.0	$4.0	$(0.4)	$11.6

Year Ended December 31, 2002
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.8	$1.9	$(1.4)	$2.3

Obsolescence allowance for flight equipment spare parts	$39.6	$5.9	$(1.0)	$44.5

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$11.6	$2.8	$(0.2)	$14.2

Year Ended December 31, 2003
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.3	$1.0	$(1.6)	$1.7

Obsolescence allowance for flight equipment spare parts	$44.5	$5.7	$(5.9)	$44.3

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$14.2	$5.0	$(5.0)	$14.2

(A) Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

*3.(i)	Restated Certificate of Incorporation of Alaska Air Group, Inc. as amended through May 21, 1999 (Exhibit 3.1 to Second Quarter 2002 10-Q)

*3.(ii)	Bylaws of Alaska Air Group, Inc., as amended through February 12, 2003 (Exhibit 3.II to 2002 10-K)

*4.1	Indenture dated as of March 21, 2003 between Alaska Air Group, Inc. and U.S. Bank National Association, as Trustee, relating to senior convertible notes due 2023 (Exhibit 4.1 to First Quarter 2003 10-Q)

*4.2	Form of Senior Convertible Note due 2023 (Exhibit 4.1 to First Quarter 2003 10-Q)

*4.3	Registration Rights Agreement dated as of March 21, 2003 between Alaska Air Group, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and each of the Initial Purchasers of Senior Convertible Notes due 2023 (Exhibit 4.3 to First Quarter 2003 10-Q)

*4.4	Pledge Agreement dated as of March 21, 2003 between Alaska Air Group, Inc. in favor of U.S. Bank National Association relating to Senior Convertible Notes due 2023 (Exhibit 4.3 to First Quarter 2003 10-Q)

*4.5	Control Agreement dated as of March 21, 2003 between Alaska Air Group, Inc. and U.S. Bank National Association relating to Senior Convertible Notes due 2023 (Exhibit 4.5 to First Quarter 2003 10-Q)

*10	Employment agreement between Alaska Airlines, Inc. and George D. Bagley (Exhibit 10 to First Quarter 2002 10-Q)***

*10.1	2002 Management Incentive Plan***

*10.2	Loan Agreement dated as of December 1, 1984, between Alaska Airlines, Inc. and the Industrial Development Corporation of the Port of Seattle (Exhibit 10-38 to 1984 10-K)

*10.3	Alaska Air Group, Inc. 1988 Stock Option Plan, as amended through May 19, 1992 (Registration Statement No. 33-52242)***

*#10.4	Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement

#1 dated January 22, 1990 (Exhibit 10-14 to 1990 10-K)

*#10.5(a)	Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to Third Quarter 1996 10-Q)

*#10.5(b)	Supplemental Agreement 6 to Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft

*10.7	Supplemental retirement plan arrangement between Horizon Air Industries, Inc. and Jeffrey D. Pinneo***

*10.8	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan (Registration Statement 333-09547)***

*10.9	Alaska Air Group, Inc. Non Employee Director Stock Plan (Registration Statement 333-33727)***

*10.11	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan (Registration Statement 333-39899)***

*10.12	Alaska Air Group, Inc. 1981 Supplementary Retirement Plan for Elected Officers, as amended by First Amendment to the Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Officers***

*10.13	Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan***

*#10.14	Agreement dated December 21, 1998 between Horizon Air Industries, Inc. and Bombardier for the purchase of 25 Canadair regional jets series 700 aircraft (Exhibit 10.16 to 1998 Form 10-K)

*10.15	Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan (Registration Statement 333-87563)***

*10.16	Alaska Air Group, Inc. Change of Control Agreement dated October 27, 1999 (Exhibit 10.18 to 1999 Form 10-K)

*10.17	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended by First Amendment to the Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan

*#10.18	Codeshare Agreement dated as of September 18, 2003 between Horizon Air Industries, Inc. and Frontier Airlines, Inc. (Exhibit 10.1 to Third Quarter 2003 10-Q)

**12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

*21	Subsidiaries of the Registrant (Exhibit 22-01 to 1987 10-K)

**23.1	Consent of Deloitte & Touche LLP

**31.1	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**31.2	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

**32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Previously filed.

**	Filed herewith.

***	Indicates management contract or compensatory plan or arrangement.

#	Confidential treatment was requested as to a portion of this document.