Form 10-Q
period 2004-03-31
ALASKA AIR GROUP INC
filed 2004-05-11
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004.
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

     The registrant has 26,803,691 common shares, par value $1.00, outstanding at March 31, 2004.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that relate to future events of our future financial performance and involve a number of risks and uncertainties. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “forecast,” “may,” “will,” “could,” “should,” “expect,” “plan,” “believe,” “potential” or other similar words indicating future events or contingencies. Some of the things that could cause our actual results to differ from our expectations are: the competitive environment and other trends in our industry; economic conditions; our reliance on automated systems; actual or threatened terrorist attacks, global instability and potential U.S. military involvement; our ability to meet our cost reduction goals; labor disputes; changes in our operating costs including fuel and insurance; changes in laws and regulations; liability and other claims asserted against us; failure to expand our business; interest rates and the availability of financing; our ability to attract and retain qualified personnel; changes in our business plans; our significant indebtedness; downgrades of our credit ratings; and inflation. For a discussion of these and other risk factors, review the information under the caption “Business Risks” in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. All of the forward-looking statements are qualified in their entirety by reference to the risk factors discussed therein. Our forward-looking statements are based on the information currently available to us and speak only as of the date of this report. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report to conform them to actual results. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse.

PART I. FINANCIAL STATEMENTS

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS

	December 31,	March 31,
(In Millions)	2003	2004
Current Assets
Cash and cash equivalents	$192.9	$164.9
Marketable securities	619.4	665.0
Receivables - net	120.7	143.0
Inventories and supplies	45.8	47.2
Deferred income taxes	90.6	95.1
Prepaid expenses and other current assets	78.9	117.1

Total Current Assets	1,148.3	1,232.3

Property and Equipment
Flight equipment	2,327.6	2,370.2
Other property and equipment	464.2	461.0
Deposits for future flight equipment	78.1	60.0

	2,869.9	2,891.2
Less accumulated depreciation and amortization	920.7	914.6

Total Property and Equipment - Net	1,949.2	1,976.6

Intangible Assets	45.6	45.6

Other Assets	116.1	144.8

Total Assets	$3,259.2	$3,399.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	March 31,
(In Millions)	2003	2004
Current Liabilities
Accounts payable	$132.9	$125.4
Accrued aircraft rent	75.6	60.5
Accrued wages, vacation and payroll taxes	92.7	93.2
Other accrued liabilities	271.8	298.7
Air traffic liability	237.7	309.6
Current portion of long-term debt and capital lease obligations	206.7	201.8

Total Current Liabilities	1,017.4	1,089.2

Long-Term Debt and Capital Lease Obligations	906.9	993.8

Other Liabilities and Credits
Deferred income taxes	192.0	178.3
Deferred revenue	252.4	276.3
Other liabilities	216.3	220.5

	660.7	675.1

Commitments and Contingencies
Shareholders’ Equity
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2003 - 29,474,919 shares
2004 - 29,516,591 shares	29.5	29.5
Capital in excess of par value	486.3	487.0
Treasury stock, at cost: 2003 and 2004 - 2,712,979 shares	(61.9)	(61.9)
Accumulated other comprehensive income (loss)	(79.0)	(70.0)
Retained earnings	299.3	256.6

	674.2	641.2

Total Liabilities and Shareholders’ Equity	$3,259.2	$3,399.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Three Months Ended March 31
(In Millions Except Per Share Amounts)	2003	2004
Operating Revenues
Passenger	$475.5	$553.3
Freight and mail	18.6	18.6
Other — net	24.6	26.5

Total Operating Revenues	518.7	598.4

Operating Expenses
Wages and benefits	227.1	242.3
Contracted services	25.7	27.1
Aircraft fuel	90.2	107.8
Aircraft maintenance	46.5	50.8
Aircraft rent	46.9	47.8
Food and beverage service	13.4	11.6
Other selling expenses and commissions	30.5	38.4
Depreciation and amortization	32.4	36.1
Loss on sale of assets	0.1	0.4
Landing fees and other rentals	37.1	42.8
Other	47.4	49.4
Impairment of F-28 aircraft and spare engines	—	2.4

Total Operating Expenses	597.3	656.9

Operating Loss	(78.6)	(58.5)

Nonoperating Income (Expense)
Interest income	0.6	4.6
Interest expense	(11.1)	(12.7)
Interest capitalized	0.8	0.3
Other — net	0.4	0.1

	(9.3)	(7.7)

Loss before income tax	(87.9)	(66.2)
Income tax benefit	(31.6)	(23.5)

Net Loss	$(56.3)	$(42.7)

Basic and Diluted Loss Per Share	$(2.12)	$(1.59)

Shares used for computation:
Basic and Diluted	26.582	26.778

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	Income (Loss)	Earnings	Total
Balances at December 31, 2003:	26.762	$29.5	$486.3	$(61.9)	$(79.0)	$299.3	$674.2

Net loss for the three months ended March 31, 2004						(42.7)	(42.7)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					(0.1)
Reclassification to earnings					0.1
Income tax effect					0.0

					0.0		—

Related to fuel hedges:
Change in fair value					17.9
Reclassification to earnings					(3.5)
Income tax effect					(5.4)

					9.0		9.0

Total comprehensive loss							(33.7)
Stock issued for employee stock purchase plan	0.035	—	0.6	—			0.6
Stock issued under stock plans	0.007	—	0.1	—			0.1

Balances at March 31, 2004	26.804	$29.5	$487.0	$(61.9)	$(70.0)	$256.6	$641.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

Three Months Ended March 31 (In Millions)	2003	2004
Cash flows from operating activities:
Net loss	$(56.3)	$(42.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of F-28 aircraft and spare engines	—	2.4
Depreciation and amortization	32.4	36.1
Amortization of airframe and engine overhauls	15.2	18.7
Changes in derivative fair values	1.2	(0.4)
Loss on sale of assets	0.1	0.4
Decrease in deferred income taxes	(31.7)	(22.9)
Increase in accounts receivable - net	(9.5)	(22.3)
Increase in prepaid expenses and other current assets	(11.0)	(29.6)
Increase in air traffic liability	46.3	71.9
Increase in other current liabilities	13.2	4.8
Increase (decrease) in deferred revenue and other-net	(4.7)	5.2

Net cash provided by (used in) operating activities	(4.8)	21.6

Cash flows from investing activities:
Proceeds from disposition of assets	0.8	4.1
Purchases of marketable securities	(171.8)	(187.9)
Sales and maturities of marketable securities	131.6	142.3
Property and equipment additions:
Aircraft purchase deposits	(9.3)	(3.3)
Capitalized overhauls	(22.5)	(13.6)
Aircraft	(59.3)	(40.1)
Other flight equipment	(10.9)	(5.9)
Other property	(5.5)	(5.4)
Aircraft deposits returned	1.2	14.0
Restricted deposits and other	(22.4)	(2.0)

Net cash used in investing activities	(168.1)	(97.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	145.5	62.6
Long-term debt and capital lease payments	(36.4)	(15.1)
Proceeds from issuance of common stock	0.6	0.7

Net cash provided by financing activities	109.7	48.2

Net change in cash and cash equivalents	(63.2)	(28.0)
Cash and cash equivalents at beginning of period	269.0	192.9

Cash and cash equivalents at end of period	$205.8	$164.9

Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$7.8	$9.0
Income taxes	—	—
Noncash investing and financing activities:
Assets acquired under capital leases	—	34.2

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of March 31, 2004, as well as the results of operations for the three months ended March 31, 2003 and 2004. The adjustments made were of a normal recurring nature.

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates made include assumptions used to record liabilities, expenses and revenues associated with the Company’s Mileage Plan, lease return provisions, the fair market value of surplus aircraft, engines and parts, and the amounts of certain accrued liabilities. Actual results may differ from the Company’s estimates.

Reclassification of Gains and Losses Associated with Fuel Hedging

The Company has made changes to its classification of fuel hedging gains and losses which are described in the following paragraphs.

Impact on First Quarter 2004 Press Release

In its press release of first quarter results on April 23, 2004, the Company classified gains and losses associated with the ineffective portion of changes in fair value of its fuel hedge positions as a component of aircraft fuel expense rather than nonoperating income (expense) and reclassified the first quarter of 2003 to conform to the 2004 presentation. The consolidated financial statements included herein have been revised to present those gains and losses in nonoperating income (expense), consistent with the Company’s historical presentation. There was no impact on pretax loss, net loss, loss per share, or balance sheet information in the April 23 press release.

The following table reconciles the classification changes:

	March 31, 2003*	March 31, 2004
Aircraft fuel, press release	$89.4	$107.4
Reclassification	0.8	0.4

Aircraft fuel, Form 10-Q*	$90.2	$107.8

Operating loss, press release	$(77.8)	$(58.1)
Reclassification	(0.8)	(0.4)

Operating loss, Form 10-Q*	$(78.6)	$(58.5)

Other-net, press release	$(0.4)	$(0.3)
Reclassification	0.8	0.4

Other-net, Form 10-Q*	$0.4	$0.1

Nonoperating income (expense), press release	$(10.1)	$(8.1)
Reclassification	0.8	0.4

Nonoperating income (expense), Form 10-Q*	$(9.3)	$(7.7)

*	The amounts for 2003 are as previously reported in the Form 10-Q for that period.

The airline data schedules and non-GAAP disclosures on pages 14 through 16 have also been modified accordingly.

Revision to Previously Filed Financial Statements and SEC Filings

The Company previously recorded unrealized gains and losses related to the ineffective portion of changes in fair value of its fuel hedge positions as non-operating income (expense) and then reclassified those gains and losses to fuel expense as those hedges were settled. This practice was not consistent with the Company’s policy, which was to record the ineffective portion in non-operating income (expense). The Company will amend its consolidated financial statements previously filed with the Securities and Exchange Commission to adjust its historical presentation of such items. Such revisions will result in reclassification between operating income (loss) and nonoperating income (expense) in the consolidated statements of operations. The revisions have no impact on previously reported pretax income (loss), net income (loss), earnings (loss) per share, the consolidated balance sheets, the consolidated statement of shareholders equity or the consolidated statements of cash flows for any prior periods.

Stock Options

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

The following table represents the effect of net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement on Financial Accounting Standards No. 123 (SFAS No. 123) to its stock-based employee compensation (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2003	2004
Net loss:
As reported	$(56.3)	$(42.7)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.7)	(1.1)

Pro forma net loss	$(58.0)	$(43.8)

	Three Months Ended
	March 31,
	2003	2004
Basic and diluted loss per share:
As reported	$(2.12)	$(1.59)
Pro forma	(2.18)	(1.64)

Note 2. Other Assets

At December 31, 2003 and March 31, 2004, other assets consisted of the following (in millions):

	December 31, 2003	March 31, 2004
Restricted deposits	70.8	74.5
Deferred costs and other	34.1	60.9
Restricted cash	11.2	9.4

	$116.1	$144.8

Note 3. Frequent Flyer Program

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions (in millions):

	December 31, 2003	March 31, 2004
Current Liabilities:
Other accrued liabilities	$112.9	$123.4
Other Liabilities and Credits (non-current):
Deferred revenue	204.5	214.2
Other liabilities	18.6	18.9

Total	$336.0	$356.5

Note 4. Employee Benefit Plans

Pension Plans-Defined Benefit

Net pension expense for the three months ended March 31 included the following components (in millions):

	March 31, 2003	March 31, 2004
Service cost	$11.1	$13.7
Interest cost	10.8	12.0
Expected return on assets	(8.5)	(10.7)
Amortization of prior service cost	1.3	1.3
Actuarial Gain	3.7	3.7

Net pension expense	$18.4	$20.0

The Company made no contributions to its defined benefit pension plans during the three months ended March 31, 2003. The Company made $16.5 million in contributions during the three months ended March 31, 2004, and expects to contribute an additional $32.5 million to these plans during the remainder of 2004.

Pension Plans-Noncontributory

Net pension expense for the unfunded, noncontributory defined benefit plans for the three months ended March 31 included the following components (in millions):

	March 31, 2003	March 31, 2004
Service cost	$0.2	$0.3
Interest cost	0.5	0.5
Actuarial Gain	0.1	0.2

Net pension expense	$0.8	$1.0

Other Postretirement Benefits

Net periodic benefit cost for the postretirement medical plans for the three months ended March 31 included the following components:

	March 31, 2003	March 31, 2004
Service cost	$0.9	$1.2
Interest cost	1.1	1.3
Amortization of prior service cost	—	(0.1)
Actuarial Gain	0.4	0.7

Net periodic benefit cost	$2.4	$3.1

Note 5. Loss Per Share

Loss per share calculations were as follows (in millions except per share amounts). Stock options are excluded from the computation of diluted loss per share because the impact would be antidilutive. For the three months ended March 31, 2003 and 2004, options to purchase 3.7 million shares and 3.9 million shares of common stock, respectively, were excluded from the calculations.

	Three Months Ended
	March 31,
	2003	2004
Basic and Diluted
Net loss	$(56.3)	$(42.7)
Weighted average shares outstanding	26.582	26.778

Loss per share	$(2.12)	$(1.59)

Diluted shares also excludes the shares of common stock issuable upon conversion of the Company’s floating rate senior convertible notes due in 2023 (the Notes) issued on March 21, 2003, because the closing prices of Air Group’s common stock during the first quarter did not trigger the convertibility feature. Holders may surrender the notes for conversion into shares of the Company’s common stock (or cash, at the election of the Company) if the closing sale price of the Company’s common stock exceeds 110% of the accreted conversion price under the Notes for 20 days in the 30 trading-day period ending on the last day of the fiscal quarter. In addition, holders may require the Company to purchase all or a portion of their Notes, for a purchase price equal to principal plus accrued interest, on the 5th, 10th and 15th anniversaries of the issuance of the Notes, or upon the occurrence of a change of control or tax event.

For each $1,000 of original principal amount per Note, the conversion price through March 21, 2008 is equal to the original principal amount of the Notes, divided by 38.4615. At the date of issuance, the conversion price was equal to $26.00 per share and 110% of the conversion price, or the conversion trigger price, was equal to $28.60 per share. After March 21, 2008, the conversion price and conversion trigger price increase based on the variable yield of the notes. Once the closing sale price of the Company’s common stock exceeds the conversion trigger price for the requisite period, the notes will be convertible at any time thereafter at the option of the holder, through maturity, and will be included in the Company’s calculation of diluted EPS on a go-forward basis. In the event that a security holder decides to convert its Notes, the Company intends to satisfy this obligation with cash.

The Company may redeem all or a portion of the Notes in cash or common stock or a combination of cash and common stock at any time on or after the third anniversary of the issuance of the Notes.

Note 6. Operating Segment Information

Operating segment information for Alaska and Horizon for the three-month period ended March 31 was as follows (in millions):

	Three Months Ended
	March 31,
	2003	2004
Operating revenues:
Alaska	$427.0	$491.3
Horizon	98.9	110.3
Elimination of intercompany revenues	(7.2)	(3.2)

Consolidated	$518.7	$598.4

Loss before income tax:
Alaska	$(70.6)	$(53.2)
Horizon	(15.3)	(10.4)
Other*	(2.0)	(2.6)

Consolidated	$(87.9)	$(66.2)

Total assets at end of period:
Alaska	$2,853.5	$3,185.8
Horizon	262.1	317.0
Other*	828.6	854.7
Elimination of intercompany accounts	(952.1)	(958.2)

Consolidated	$2,992.1	$3,399.3

* Includes the parent company, Alaska Air Group, Inc, including its investments in Alaska and Horizon, which are eliminated in consolidation.

Note 7. Long-Term Debt and Capital Lease Obligations

At December 31, 2003, and March 31, 2004, long-term debt and capital lease obligations were as follows (in millions):

	December 31, 2003	March 31, 2004
Fixed rate notes payable due through 2015	$382.6	$379.2
Variable rate notes payable due through 2018	572.5	631.8
Senior convertible notes due through 2023	150.0	150.0

Long-term debt	1,105.1	1,161.0
Capital lease obligations	8.5	34.6
Less current portion	(206.7)	(201.8)

	$906.9	$993.8

During the first three months of 2004, Alaska issued $62.6 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 14 to 16 years.

In January 2004, Horizon leased two Bombardier Q400s, which were treated as capital leases, each with a 14-year term. The net present value of these leases was determined to be $34.2 million and is included in flight equipment with the corresponding lease obligation included in long-term debt and capital lease obligations in the consolidated balance sheet as of March 31, 2004.

Note 8. Contingencies

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

Alaska Airlines Financial and Statistical Data (Unaudited (b))

	Three Months Ended March 31
			%
Financial Data (in millions):	2003	2004	Change
Operating Revenues:
Passenger	$387.0	$449.3	16.1%
Freight and mail	17.4	17.7	1.7%
Other — net	22.6	24.3	7.5%

Total Operating Revenues	427.0	491.3	15.1%

Operating Expenses:
Wages and benefits	188.0	200.8	6.8%
Contracted services	20.7	23.1	11.6%
Aircraft fuel	76.9	93.6	21.7%
Aircraft maintenance	37.9	43.5	14.8%
Aircraft rent	30.5	29.5	-3.3%
Food and beverage service	12.9	11.2	-13.2%
Other selling expenses and commissions	30.1	33.9	12.6%
Depreciation and amortization	28.5	32.8	15.1%
Loss on sale of assets	0.3	0.8	NM
Landing fees and other rentals	28.7	33.2	15.7%
Other	34.1	36.9	8.2%

Total Operating Expenses	488.6	539.3	10.4%

Operating Loss	(61.6)	(48.0)	-22.1%

Interest income	1.2	5.3
Interest expense	(11.3)	(10.8)
Interest capitalized	0.7	0.1
Other — net	0.4	0.2

	(9.0)	(5.2)

Loss Before Income Tax	$(70.6)	$(53.2)	-24.6%

Operating Statistics:
Revenue passengers (000)	3,258	3,592	10.3%
RPMs (000,000)	3,143	3,580	13.9%
ASMs (000,000)	4,708	5,178	10.0%
Passenger load factor	66.7%	69.1%	2.4 pts
Breakeven load factor	80.3%	78.6%	-1.7 pts
Yield per passenger mile	12.31 ¢	12.55 ¢	1.9%
Operating revenue per ASM	9.07 ¢	9.49 ¢	4.6%
Operating expenses per ASM (a)	10.38 ¢	10.42 ¢	0.4%
Operating expenses per ASM excluding fuel (a)	8.75 ¢	8.61 ¢	-1.6%
Fuel cost per gallon	99.1 ¢	112.9 ¢	13.9%
Fuel gallons (000,000)	77.6	82.9	6.8%
Average number of employees	9,988	9,984	0.0%
Aircraft utilization (blk hrs/day)	10.3	10.4	1.0%
Operating fleet at period-end	106	108	1.9%

NM = Not Meaningful

(a) See Note 1 on Page 16.

(b) See Note 1 “Reclassification of Gains and Losses Associated With Fuel Hedging” on Page 8.

Horizon Air Financial and Statistical Data (Unaudited)(b)

	Three Months Ended March 31
			%
Financial Data (in millions):	2003	2004	Change
Operating Revenues:
Passenger	$94.0	$106.0	12.8%
Freight and mail	1.2	0.9	-25.0%
Other — net	3.7	3.4	-8.1%

Total Operating Revenues	98.9	110.3	11.5%

Operating Expenses:
Wages and benefits	39.1	41.5	6.1%
Contracted services	6.6	5.2	-21.2%
Aircraft fuel	13.3	14.2	6.8%
Aircraft maintenance	8.6	7.3	-15.1%
Aircraft rent	16.4	18.3	11.6%
Food and beverage service	0.5	0.4	-20.0%
Other selling expenses and commissions	5.9	6.5	10.2%
Depreciation and amortization	3.6	3.0	-16.7%
Gain on sale of assets	(0.2)	(0.4)	NM
Landing fees and other rentals	8.7	9.9	13.8%
Other	11.5	11.5	0.0%
Impairment of F-28 aircraft and spare engines	—	2.4	NM

Total Operating Expenses	114.0	119.8	5.1%

Operating Loss	(15.1)	(9.5)	-37.1%

Interest expense	0.2	0.2
Interest capitalized	(0.5)	(1.3)
Other-net	0.1	0.2

	(0.2)	(0.9)

Loss Before Income Tax	$(15.3)	$(10.4)	-32.0%

Operating Statistics:
Revenue passengers (000)	1,088	1,267	16.5%
RPMs (000,000)	357	450	26.1%
ASMs (000,000)	616	692	12.3%
Passenger load factor	58.1%	65.0%	6.9 pts
Breakeven load factor	68.3%	68.9%	6.9 pts
Yield per passenger mile	26.30 ¢	23.57 ¢	-10.4%
Operating revenue per ASM	16.07 ¢	15.94 ¢	-0.8%
Operating expenses per ASM (a)	18.53 ¢	17.30 ¢	-6.6%
Operating expenses per ASM excluding fuel and impairment charge(a)	16.37 ¢	14.91 ¢	-8.9%
Fuel cost per gallon *	102.0 ¢	118.3 ¢	16.0%
Fuel gallons (000,000) *	13.0	12.0	-7.7%
Average number of employees	3,415	3,344	-2.1%
Aircraft utilization (blk hrs / day)	7.8	7.7	-1.3%
Operating fleet at period-end	59	64	8.5%

NM = Not Meaningful

(a) See Note 1 on Page 16.

* Excludes contract flying for Frontier Airlines.

(b) See Note 1 “Reclassification of Gains and Losses Associated With Fuel Hedging” on Page 8.

Note 1:

Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to our most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide us the ability to measure and monitor our performance both with and without the cost of aircraft fuel and the impairment charge related to Horizon’s F-28 aircraft and spare engines. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control, it is our view that the measurement and monitoring of performance without fuel is important. In addition, we believe the disclosure of financial performance without impairment charges is useful to investors in evaluating our ongoing operational performance. Finally, these non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major network airlines.

The following table reconciles operating expenses excluding fuel and operating expenses per ASM excluding fuel for both Alaska Airlines, Inc. and Horizon Air Industries, Inc.:

Alaska Airlines, Inc.:
($ in millions)

	Three Months Ended March 31,
	2003		2004
Total GAAP operating expenses	$488.6		$539.3
ASMs (000,000)	4,708		5,178
GAAP operating expenses per ASM	10.38	¢	10.42	¢

Total GAAP operating expenses	$488.6		$539.3
Less: aircraft fuel	76.9		93.6

Operating expenses excluding fuel	$411.7		$445.7
ASMs (000,000)	4,708		5,178
Operating expenses per ASM excluding fuel	8.75	¢	8.61	¢

Horizon Air Industries, Inc.:
($ in millions)

	2003		2004
Total GAAP operating expenses	$114.0		$119.8
ASMs (000,000)	616		692
GAAP operating expenses per ASM	18.53	¢	17.30	¢

Total GAAP operating expenses	$114.0		$119.8
Less: aircraft fuel	13.3		14.2
impairment of F-28 aircraft and spare engines	—		2.4

Operating expenses excluding fuel and impairment charges	$100.7		$103.2
ASMs (000,000)	616		692
Operating expenses per ASM excluding fuel and impairment charges	16.37	¢	14.91	¢

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

Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this quarterly report on Form 10-Q. As used in this Form 10-Q, the terms “Air Group,” “our,” “we” and the “Company” refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise.

Reclassification of Gains and Losses Associated with Fuel Hedging
We have made changes to our classification of fuel hedging gains and losses which are described in the following paragraphs.

Impact on First Quarter 2004 Press Release
In our press release of first quarter results on April 23, 2004, we classified gains and losses associated with the ineffective portion of changes in fair value of our fuel hedge positions as a component of aircraft fuel expense rather than nonoperating income (expense) and reclassified the first quarter of 2003 to conform to the 2004 presentation. The consolidated financial statements included herein have been revised to present those gains and losses in nonoperating income (expense), consistent with our historical presentation. There was no impact on pretax loss, net loss, loss per share, or balance sheet information in the April 23 press release. There was also no impact on cost per ASM (CASM) excluding fuel, a non-GAAP measure we believe is important to some users of our financial statements. See page 16.

The following table reconciles the classification changes:

	March 31, 2003*	March 31, 2004
Aircraft fuel, press release	$89.4	$107.4
Reclassification	0.8	0.4

Aircraft fuel, Form 10-Q*	$90.2	$107.8

Operating loss, press release	$(77.8)	$(58.1)
Reclassification	(0.8)	(0.4)

Operating loss, Form 10-Q*	$(78.6)	$(58.5)

Other-net, press release	$(0.4)	$(0.3)
Reclassification	0.8	0.4

Other-net, Form 10-Q*	$0.4	$0.1

Nonoperating income (expense), press release	$(10.1)	$(8.1)
Reclassification	0.8	0.4

Nonoperating income (expense), Form 10-Q*	$(9.3)	$(7.7)

*	The amounts for 2003 are as previously reported in the Form 10-Q for that period.

The airline data schedules and non-GAAP disclosures on pages 14 through 16 have also been modified accordingly.

Revision to Previously Filed Financial Statements and SEC Filings
We previously recorded unrealized gains and losses related to the ineffective portion of changes in fair value of our fuel hedge positions as non-operating income (expense) and then reclassified those gains and losses to fuel expense as those hedges were settled. This practice was not consistent with our policy, which was to record the ineffective portion in non-operating income (expense). We will amend our consolidated financial statements previously filed with the Securities and Exchange Commission to adjust our historical presentation of such items. Such revisions will result in reclassification between operating income (loss) and nonoperating income (expense) in the consolidated statements of operations. The revisions have no impact on previously reported pretax income (loss), net income (loss), earnings (loss) per share, the consolidated balance sheets, the consolidated statement of shareholders equity or the consolidated statements of cash flows for any prior periods. It also has no impact on cost per ASM excluding fuel, a non-GAAP measure we believe is important to some users of our financial statements. See page 16.

First Quarter in Review and Current Events

Historically, our operating income is lowest during the first quarter, increases in the second quarter, reaches its peak during the third quarter and decreases again in the fourth quarter. We recorded a first quarter 2004 net loss of $42.7 million, or $1.59 per diluted share. The net loss decreased from the 2003 net loss of $56.3 million, or $2.12 per diluted share, despite very high jet fuel costs ($1.14 per gallon in 2004 compared to $1.00 per gallon in 2003) and a $2.4 million impairment charge related to Horizon’s F-28 aircraft and related spare engines. Results of operations in 2004 were positively impacted by relatively strong winter demand and improved yields. The comparison to 2003 is favorably impacted by a demand drop off in 2003 resulting from the war in Iraq.

In February 2004, Alaska initiated a fare simplification plan whereby a number of fare restrictions were eliminated, walk-up and first class fares were reduced significantly, and the gap between the highest and lowest fares was reduced. The goal of this initiative is to increase customer loyalty by driving better value while simplifying the customer’s purchase decision and reducing the costs associated with selling and maintaining a more complex fare structure.

On January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines. By late May 2004 and thereafter, Horizon will operate nine regional jet aircraft under the Frontier JetExpress brand, representing roughly 24% of total Horizon capacity and approximately 9% to 10% of total Horizon revenue. During the first three months of 2004, four to eight regional jet aircraft were operated by Horizon pursuant to this agreement and accounted for 16.2% and 7.4% of Horizon’s capacity and passenger revenues, respectively.

For 2004, Alaska and Horizon expect capacity increases of 6.5% and 20%, respectively. The expected capacity increase at Alaska is due largely to the annualization of the additional aircraft added in 2003 combined with increases in utilization. Horizon’s expected capacity increase is due largely to the annualization of aircraft additions in late 2003, the addition of two aircraft in the first quarter of 2004 and higher utilization resulting from the new contract flying for Frontier.

Results of Operations

First Quarter 2004 Compared with First Quarter 2003

We recorded consolidated operating and pre-tax losses of $58.5 million and $66.2 million, respectively, in 2004 versus $78.6 million and $87.9 million, respectively, in 2003. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 14 and 15, respectively. A discussion of the three-month data follows. On page 16, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenues increased $64.3 million, or 15.1%, during 2004 as compared to 2003. For the quarter, available seat miles (ASM’s or capacity) increased 10.0% and revenue passenger miles (RPM’s or traffic) increased 13.9%. Approximately two-thirds of our 2004 ASM growth came from expansion in our Trans Continental markets and Denver. The remaining increases in capacity primarily reflect increases in service to Nevada, Anchorage/Fairbanks, Southern California and Mexico, partially offset by decreases in service to Northern Alaska, Arizona, Canada and Southeast Alaska. Traffic increases primarily reflect increases in traffic in the Trans Continental, Denver, Nevada, Pacific Northwest, Mexico, and Southern California markets, partially offset by decreases in traffic in Northern Alaska, Canada and Arizona.

Yield per passenger mile increased 1.9% and passenger load factor increased 2.4 points during the first quarter of 2004 as compared to the same period in 2003. Increases in traffic and yield resulted in a 16.1% increase in passenger revenues in 2004.

Freight and mail revenues increased slightly by $0.3 million, or 1.7%, compared to the same period in 2003.

Other-net revenues increased $1.7 million, or 7.5%, due largely to revenues received from an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004.

Alaska Airlines Expenses

For the quarter, total operating expenses increased $50.7 million, or 10.4%, as compared to the same period in 2003. Operating expenses per ASM increased 0.4% in 2004 as compared to 2003. These increases are due largely to the 10.0% increase in capacity combined with a significant increase in fuel costs and higher wages and maintenance costs. Operating expense per ASM excluding fuel decreased 1.6% as compared to the same period in 2003. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $12.8 million, or 6.8%, during the first quarter. Approximately $5.9 million of this increase reflects higher benefit costs, resulting from increases in pension costs of approximately $3.8 million and higher health insurance costs of $2.1 million. The remaining $6.9 million increase primarily reflects scale and step increases.

In May of 2004, under terms of our union contract, our pilots will receive a 4% wage rate increase.

•	Contracted services increased $2.4 million, or 11.6%, due largely to expenses associated with an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004.

•	Aircraft fuel increased $16.7 million, or 21.7%, due to a 13.9% increase in the fuel cost per gallon and a 6.8% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing a $3.1 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during the first quarter of 2004. Fuel prices remain at very high levels and continue to be volatile. At March 31, 2004, we have fuel hedge contracts in place to hedge 40%, 38% and 7% of our expected fuel consumption in 2004, 2005 and 2006, respectively, at prices ranging from $27 to $29 per crude oil barrel.

•	Aircraft maintenance increased $5.6 million, or 14.8%, due largely to an increase in overhaul amortization resulting from the planned retirement of three Boeing 737-200Cs and an increase in costs associated with C checks as compared to 2003. We expect maintenance costs for 2004 to be 1% to 2% higher than in 2003.

•	Aircraft rent decreased $1.0 million, or 3.3%, due to lower rates on extended leases and MD80 returns, offset by three new 737-700 aircraft.

•	Other selling expenses and commissions increased $3.8 million, or 12.6%. This increase is due largely to planned increases in advertising expense to promote our fare simplification and computer reservation system costs, partially offset by a decrease in incentive payments made to Horizon. Incentive payments to Horizon are eliminated in consolidation at the Air Group level.

•	Depreciation and amortization increased $4.3 million, or 15.1% reflecting accelerated depreciation on the planned retirement of three Boeing 737-200Cs and an increase in depreciation resulting from six aircraft purchased in the last twelve months.

•	Landing fees and other rentals increased $4.5 million, or 15.7%. The higher rates primarily reflect higher fees at Seattle, Los Angeles and Oakland, combined with modest volume growth. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

•	Other expense increased $2.8 million, or 8.2%, primarily reflecting a $2.6 million increase in professional services associated with our cost cutting initiatives, Sarbanes-Oxley Section 404 preparation and a $1.0 million increase in foreign exchange loss, partially offset by a decrease in insurance expense.

Horizon Air Revenues

For the quarter, operating revenues increased $11.4 million, or 11.5% as compared to 2003. This increase is due largely to a 4.5% increase in revenue associated with the Horizon brand (“native network”) flying combined with $7.8 million in revenue from contract flying for Frontier Airlines, which began January 1, 2004. The arrangement with Frontier provides for reimbursement of expected costs plus a base mark up and certain incentives. However, since Horizon is not responsible for many of the typical costs of operations such as fuel, landing fees, marketing costs and station labor and rents, revenue per ASM, cost per ASM and cost per ASM excluding fuel for this flying is approximately 60% to 70% lower than compared to native network flying.

For the three months ending March 31, 2004, capacity increased 12.3% and traffic was up 26.1%, compared to the same period in 2003. Contract flying with Frontier represented approximately 16.2% of capacity and 17.0% of traffic, during the first three months of 2004. Passenger load factor increased 6.9 percentage points to 65.0%. Passenger yield decreased 10.4% to 23.6 cents, reflecting the inclusion of the Frontier contract flying, the yield for which is approximately 60% lower than native network flying. Contract revenue and higher yields in Horizon’s native network combined with the increases in traffic, resulted in an increase in passenger revenue of $12.0 million, or 12.8%.

Horizon Air Expenses

Operating expenses increased $5.8 million, or 5.1%, as compared to the same period in 2003. This increase is due largely to a 6.8% increase in fuel on 7.7% less gallons consumed, an 11.6% increase in aircraft rent and a $2.4 million impairment of F-28 aircraft and related spare engines. Operating expenses per ASM including fuel and impairment charge decreased 6.6% as compared to 2003. Operating fuel per ASM excluding fuel and the impairment charge decreased 8.9% as compared to the same period in 2003. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $2.4 million, or 6.1%, reflecting an increase in average wages combined with an increase in benefit costs, partially offset by a decrease in the average number of employees.

•	Aircraft fuel increased $0.9 million, or 6.8%, due to a 16.0% increase in the cost per gallon of fuel, partially offset by a 7.7% decrease in gallons consumed. Air Group’s fuel hedging program resulted in Horizon recognizing a $0.4 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during the first quarter of 2004.

•	Aircraft maintenance expense decreased $1.3 million, or 15.1%, primarily due to fewer Q400 and CRJ heavy checks, which was offset by increases in costs related to engines now out of the warranty period. In addition, maintenance expense includes the benefit of a $1.3 million credit to spare parts inventory.

•	Aircraft rent increased $1.9 million, or 11.6%, reflecting the addition of two CRJ’s and two Q400s in 2004 as compared to the same period in 2003.

•	Landing fees and other rentals increased $1.2 million, or 13.8%. Higher landing fees are a result of higher rates associated with modest volume growth, an increase in airport fees and increased costs for security. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

•	Our first quarter 2004 operating expenses also reflect an impairment charge related to our held for sale F-28 aircraft and spare engines to lower the carrying value of these assets to their estimated fair value.

Consolidated Nonoperating Income (Expense)

Net nonoperating expense was $7.7 million in 2004 compared to $9.3 million in 2003. Interest income increased $4.0 million due to a higher marketable securities balance in 2004 combined with a negative adjustment of premium and discount amortization on our marketable securities portfolio in 2003. Interest expense (net of capitalized interest) increased $2.1 million due to increases in debt balances as compared to 2003.

Other-net includes $0.7 million and $0.4 million in hedging gains resulting from hedge ineffectiveness on fuel hedging contracts in 2003 and 2004, respectively.

Consolidated Income Tax Benefit

Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. The volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs, relative to pretax profit or loss. In estimating the 35.5% tax rate for 2004, we considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and year-to-date pretax results. We evaluate this rate each quarter and make adjustments when necessary.

Critical Accounting Policies

For more information on our critical accounting policies, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2003	March 31, 2004	Change
	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$812.3	$829.9	$17.6
Working capital	130.9	143.1	12.2
Long-term debt and Long-term capital lease obligations	906.9	993.8	86.9
Shareholders’ equity	674.2	641.2	(33.0)
Book value per common share	$25.19	$23.92	$(1.27)
Long-term debt-to-capital	57%:43%	61%:39%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized capitalized at seven times annualized rent	77%:23%	78%:22%	NA

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand at March 31, 2004 totaling $829.9 million. We also have restricted cash of $17.0 million, which is intended to collateralize interest payments due in the next two years on our $150.0 million floating rate senior convertible notes due 2023 issued in 2003.

During the quarter ended March 31, 2004, our cash and marketable securities increased $17.6 million to $829.9 million at March 31, 2004. This increase reflects cash provided by operating activities of $21.6 million and cash provided by financing activities of $48.2 million, partially offset by cash used for the purchase of property and equipment of $50.2 million and $2.0 million paid for restricted deposits.

Cash Provided by Operating Activities

During the first three months of 2004, net cash provided by operating activities was $21.6 million, compared to net cash used in operating activities of $4.8 million during the first three months of 2003. The increase in cash flow from 2003 to 2004 resulted primarily from a reduction in our net loss from 2003 combined with year over year increases in air traffic liability and other current liabilities, partially offset by increases in accounts receivable-net, prepaid expenses and other current assets and a decrease in deferred taxes.

Cash Used in Investing Activities

Cash used in investing activities was $97.8 million during the first three months of 2004, compared to $168.1 million in 2003. We had net purchases of $45.6 million of marketable securities and $50.2 million for property and equipment, including the purchase of one 737-900. During the first three months of 2004, our aircraft related capital expenditures decreased $51.9 million as compared to 2003, primarily reflecting a reduction in spending for new aircraft and capitalized overhauls.

Cash Provided by Financing Activities

Net cash provided by financing activities was $48.2 million during the first three months of 2004 compared to $109.7 during the same period in 2003. Debt issuances during the quarter of $62.6 million were secured by flight equipment. These debt issuances have interest rates that vary with the London Interbank Offered Rate (LIBOR) and payment terms ranging from 14 to 16 years. Debt issuances during the quarter were offset by normal long term debt payments of $15.1 million.

In 2003, we completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023 pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from the offering were $144.9 million, of which $22.3 million was used to acquire U.S. government securities to fund the first three years of interest payments. In 2003, we made a capital contribution of the remaining net proceeds from the sale of the notes to Alaska Airlines. Alaska Airlines has used the remaining proceeds from the notes for working capital requirements and expects in the future to continue to use these remaining proceeds for working capital requirements as well as other general corporate purposes. Although we have not yet determined how each payment of principal or interest due will be funded in the future, we anticipate that these payments will be funded either by dividends, distributions, loans, advances or other payments from our subsidiaries or through new borrowings or financings by Alaska Air Group. Any such payments by our subsidiaries to us could be subject to statutory or contractual restrictions. Currently, the only contractual restrictions are contained in Alaska Airlines’ $150 million credit facility, which expires in December 2004 and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on investments, lease obligations, sales of assets, and additional indebtedness. Such provisions limit the amount of funds Alaska Airlines can distribute via dividend to Alaska Air Group. As of March 31, 2004, $49.3 million was available to distribute to Alaska Air Group via dividend without violating the covenants in Alaska Airlines’ credit facility. The notes do not restrict the ability of our subsidiaries to enter into additional agreements limiting or prohibiting the distribution of earnings, loans or other payments to Alaska Air Group. We are considering various alternatives including renewing or replacing the credit facility, although there can be no assurance that this can be accomplished on acceptable terms to us.

Supplemental Disclosure of Noncash Investing and Financing Activities

In January 2004, Horizon leased two Bombardier Q400s, which were treated as capital leases, each with a 14 year term. The net present value of these leases was determined to be $34.2 million and is included in flight equipment with the corresponding lease obligation included in long-term debt and capital lease obligations in the consolidated balance sheet.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

At March 31, 2004, we had firm orders for 14 aircraft requiring aggregate payments of approximately $324 million, as set forth below. In addition, Alaska has options to acquire 26 additional B737’s, and Horizon has options to acquire 15 Q400’s and 25 CRJ 700’s. Alaska and Horizon expect to finance the new planes with leases, long-term debt or internally generated cash. During the first quarter of 2004, Alaska converted two 737-900 aircraft it had on firm order with Boeing for two 737-800s. The planes are due for delivery in February and July of 2005. The following table summarizes aircraft deliveries by year and payments from April 1, 2004 to December 31, 2004 and by fiscal year thereafter:

					Delivery Period - Firm Orders

	April 1-December 31,					Beyond
Aircraft	2004	2005	2006	2007	2008	2008	Total
Boeing 737-800	—	2	—	—	—	—	2
Bombardier CRJ700	—	2	2	2	2	2	10
Bombardier Q400	2	—	—	—	—	—	2

Total	2	4	2	2	2	2	14

Payments (Millions)	$54.8	$88.8	$45.2	$48.3	$49.6	$37.4	$324.1

The following table provides a summary of our current and long-term debt obligations, capital lease obligations, operating lease commitments and aircraft purchase commitments as of March 31, 2004. This table excludes other obligations that we may have, such as pension obligations and routine purchase obligations entered into in the normal course of business.

	April 1-December 31,					Beyond
(in millions)	2004	2005	2006	2007	2008	2008	Total
Current and long-term debt	$193.1	$48.7	$52.0	$55.0	$208.2	$604.0	$1,161.0
Capital lease obligations	2.6	3.7	3.7	3.7	3.7	33.3	50.7
Operating lease commitments	196.2	276.9	224.9	188.5	182.3	1,096.0	2,164.8
Aircraft purchase commitments	54.8	88.8	45.2	48.3	49.6	37.4	324.1

Total	$446.7	$418.1	$325.8	$295.5	$443.8	$1,770.7	$3,700.6

Operating Leases

We are the lessee in a series of operating leases covering our leased aircraft. In many instances, the lessors are trusts established by a third party specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities.” However, because we are not the primary beneficiary of the entity’s expected gains or losses, we do not consolidate these entities. The leasing arrangements involved contain terms consistent with market terms at their inception and do not include residual value guarantees made by us, fixed-price purchase obligations or similar features that would obligate us to absorb the majority of expected losses of the variable interest entities. Our expected exposure under these types of lease arrangements is the remaining lease payments reflected in the table above and lease return provisions which are recorded when probable and estimable.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2003 10-K except as follows:

Fuel Hedging

We purchase jet fuel at prevailing market prices, and seek to manage market risk through execution of a documented hedging strategy. We utilize financial derivative instruments as hedges to decrease our exposure to the volatility of jet fuel prices. We believe there is risk in not hedging against the possibility of fuel price increases. At March 31, 2004, we had fuel hedge contracts in place to hedge 123.1 million gallons of our expected jet fuel usage during the remainder of 2004, 156.7 million gallons in 2005 and 31.1 million gallons in 2006. This represents 40%, 38% and 7% of our anticipated fuel consumption in 2004, 2005 and 2006, respectively. Prices of these agreements range from $27 to $29 per crude oil barrel. We estimate that a 10% increase or decrease in crude oil prices as of March 31, 2004 would impact realized hedging gains (which are recorded in aircraft fuel) by approximately $10.0 million. We account for our fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All changes in fair value that are considered to be effective hedges are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed.

As of March 31, 2003 and 2004, the fair values of our fuel hedge positions were $15.0 million and $36.8 million, respectively. All of the 2003 fair value amounts and $21.8 million of the 2004 fair value amounts were included in prepaid and other current asset in the consolidated balance sheets. The remaining 2004 fair value amount of $15.0 million is reflected in other assets in the consolidated balance sheets.

During 2003 and 2004, we recognized $9.1 million and $3.5 million, respectively, in realized hedging gains. These amounts are reflected in aircraft fuel in our consolidated statements of operations.

During the three months ended March 31, 2003 and 2004, we recorded gains of $0.7 million and $0.4 million, respectively, related to hedge ineffectiveness. These amounts are reflected as non-operating income (expense) in other-net in our consolidated statements of operations.

During the three months ended March 31, 2003 and 2004, we recorded a net loss of $1.7 million and a net gain of $9.0 million, respectively, in other comprehensive income (loss) in connection with the change in effectiveness related to the change in fair market value for future derivative hedge instruments and the removal of the effective portion of derivative hedge instruments that matured during 2003 and 2004.

Financial Market Risk

During the first quarter of 2004, we issued $62.6 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 14 to 16 years.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

We made no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2004, that our certifying officers concluded materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no common stock repurchases during the first quarter of 2004.

ITEM 5. Other Information

No changes have been made to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our definitive proxy statement for our 2004 annual meeting of shareholders.

ITEM 6. Exhibits and Reports on Form 8-K

See Exhibit Index on page 29.

During the first quarter of 2004, we filed or furnished the following reports on Form 8-K:

January 12, 2004: Item 9. “Regulation FD Disclosure”. No financial statements were filed with the report, which included monthly performance and projected data for 2003.

January 28, 2004: Item 12. “Results of Operations And Financial Condition”. No financial statements were filed with the report, which furnished Air Group’s press release reporting financial results for the fourth quarter and year ended December 31, 2003.

February 27, 2004: Item 12. “Results of Operations And Financial Condition”. No financial statements were filed with the report, which furnished Air Group’s revision of its fourth quarter and year ended December 31, 2003 financial results.

March 3, 2004: Item 9. “Regulation FD Disclosure”. No financial statements were filed with the report, which included a discussion of Air Group’s expectation that it would submit for shareholder approval a new long-term incentive equity plan.

March 17, 2004: Item 9. “Regulation FD Disclosure”. No financial statements were filed with the report, which included monthly performance and projected data for 2004.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    ALASKA AIR GROUP, INC.

Registrant

Date: May 11, 2004

/s/ Brandon S. Pedersen

Brandon S. Pedersen
Staff Vice President/Finance and Controller

/s/ Bradley D. Tilden

Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description
31.1 (1)	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (1)	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 (1)	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 (1)	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1) Filed herewith.