Form 10-K/A
period 2003-12-31
ALASKA AIR GROUP INC
filed 2004-05-21
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to __________

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X )       No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ( X )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ( X ) No (  )

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

Revision to Previously Filed Financial Statements and SEC Filings

We previously recorded unrealized gains and losses related to the ineffective portion of changes in fair value of our fuel hedge positions as nonoperating income (expense) and then reclassified those gains and losses to fuel expense as those hedges were settled. This practice was not consistent with our stated policy, which was to record the ineffective portion in nonoperating income (expense). This Amendment No. 1 on Form 10-K/A corrects and amends our consolidated financial statements previously filed with the Securities and Exchange Commission in our Form 10-K for the year ended December 31, 2003 in order to adjust our historical presentation of such items. Such revisions have resulted in reclassification between operating income (loss) and nonoperating income (expense) in the consolidated statements of operations. The revisions have no impact on previously reported pretax income (loss), net income (loss), earnings (loss) per share, the consolidated balance sheets, the consolidated statement of shareholders’ equity or the consolidated statements of cash flows for any prior periods. They also have no impact on operating cost per Available Seat Mile excluding fuel, a non-GAAP measure we believe is important to some users of our financial statements. See Selected Consolidated Financial and Operating Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements including the Notes to Consolidated Financial Statements, for the impact of the reclassifications. This amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 amends and reclassifies those items of the previously filed Form 10-K which have been affected by the revisions. For additional information regarding the revisions, see “Note 17 to Consolidated Financial Statements” included in Part II, Item 14.

In addition, on March 11, 2004, the Company filed Post-Effective Amendment No. 1 to Form S-1 Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC file No. 333-107117). In connection with the review of that filing, the Securities and Exchange Commission also reviewed the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In response to certain suggestions put forth by the Securities and Exchange Commission that would not otherwise require the filing of this 10-K/A, the Company has elected to amend certain of its disclosures based on the suggestions of the Securities and Exchange Commission to enhance the Company’s overall disclosure. While the content of these disclosures remains essentially unchanged, these modifications serve to provide additional detail and clarification. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, other than as indicated above and except as required to reflect the effects of the revisions, no attempt has been made to modify or update such disclosures.

ALASKA AIR GROUP, INC.

Annual Report on Form 10-K/A for the year ended December 31, 2003

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Amendment No. 1 on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Annual Report under the caption “Business – Business Risks,” which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

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

Air Group’s executive offices are located at 19300 Pacific Highway South, Seattle, Washington, 98188. Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this annual report on Form 10-K/A. As used in this Form 10-K/A, the terms “Air Group,” “our,” “we” and the “Company” refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise.

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

Horizon

Horizon Air Industries, Inc., a Washington corporation that first began service in 1981, was incorporated in 1982 and was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves 39 cities in six states (Washington, Oregon, Montana, Idaho, California and Arizona) and six cities in Canada. In 2003, Horizon carried 4.9 million revenue passengers. Based on passenger enplanements, Horizon’s leading airports are Seattle, Portland, Boise, and Spokane. Based on revenues in 2003, its leading nonstop routes are Seattle-Portland, Seattle-Spokane, Seattle-Boise and Seattle-Vancouver. At December 31, 2003, Horizon’s operating fleet consisted of 18 jet and 44 turboprop aircraft, with the jets providing 46% of the 2003 capacity. Horizon flights are listed under the Alaska Airlines designator code in airline computer reservation systems. Additionally, on January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines. At its maturity later in 2004, Horizon will operate nine 70-seat Bombardier CRJ-700 aircraft under the Frontier JetExpress brand, representing approximately 24% of total Horizon capacity and approximately 9% to 10% of total Horizon revenue. Horizon is responsible for flying and maintaining the aircraft and Frontier maintains control over scheduling and destinations. In exchange for providing these services, Horizon receives a base fee and performance-based incentives.

Alaska and Horizon coordinate their flight schedules to provide service between any two points served by their systems. In 2003, 31% of Horizon’s passengers connected to flights operated by Alaska compared to 29% in 2002. We believe both airlines distinguish themselves from competitors by providing a higher level of customer service in the form of attention to customer needs, advance seat assignments, expedited check-in, well-maintained aircraft, a first-class section aboard Alaska aircraft, and other amenities.

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

Due to the industry’s high fixed costs in relation to revenue, a small change in load factors or fare levels has a large impact on profits. For most airlines, including Alaska and Horizon, labor and fuel account for almost half of operating expenses. Our wage and benefit costs increased 11% in 2001, 8% in 2002 and 9% in 2003. Fuel prices have been volatile in the last three years. Our fuel cost per gallon decreased 14% and 10% in 2001 and 2002, respectively, and increased 15% during 2003.

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

** Capacity purchase arrangement as described under “Business – General Information – Horizon.”

Competition

Competition in the airline industry is intense. We believe the principal competitive factors in the industry that are important to customers are:

•	safety record and reputation;

•	fares;

•	customer service;

•	routes served;

•	flight schedules;

•	frequent flyer programs;

•	on time arrivals;

•	on-board amenities;

•	type of aircraft;

•	code-sharing relationships;

Any domestic air carrier issued a certificate of public convenience and necessity by the Department of Transportation is allowed to operate scheduled passenger service in the United States. Together, Alaska and Horizon carry approximately 3.1% of all U.S. domestic passenger traffic. Alaska and Horizon compete with one or more domestic or foreign airlines on most of their routes, including Southwest Airlines, United Airlines, Northwest Airlines, Continental Airlines, American Airlines and Delta Airlines. Some of these competitors are substantially larger than Alaska and Horizon, have greater financial resources, and have more extensive route systems. In addition, continuing growth of low-cost carriers, including Southwest Airlines, AirTran Airways, American Trans Air, Frontier Airlines and JetBlue Airways in the United States places significant competitive pressures on us and other network carriers since they have the ability to charge a lower fare for travel between similar cities and thus exert downward pressure on yields. Due to its shorthaul markets, Horizon also competes with ground transportation, including train, bus and automobile transportation.

We also compete with other airlines for skilled employees such as pilots and airplane mechanics.

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

Alaska’s union contracts at December 31, 2003 were as follows:

		Number of
Union	Employee Group	Employees	Contract Status
Air Line Pilots Association International	Pilots	1,479	In Negotiations* Amendable 5/1/05

Association of Flight Attendants (AFA)	Flight attendants	2,145	In Negotiations

International Association of	Ramp service and stock clerks	1,257	In Negotiations
Machinists and Aerospace Workers	Clerical, office and passenger service	2,951	Amendable 3/31/04

Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	1,270	Amendable 12/25/04

Mexico Workers Association of Air Transport	Mexico airport personnel	80	Amendable 9/29/06

Transport Workers Union of America (TWU)	Dispatchers	31	Amendable 6/30/07*

* Collective bargaining agreement contains interest arbitration provision.

Horizon’s union contracts at December 31, 2003 were as follows:

		Number of
Union	Employee Group	Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	627	Amendable 9/12/06

AFA	Flight attendants	456	Amendable 11/21/07

AMFA	Mechanics and related classifications	420	In Negotiations

TWU	Dispatchers	21	Amendable 9/11/05

National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	103	In Negotiations

FUEL

Our operations are significantly affected by the availability and price of jet fuel. Fuel costs were 14.8% of our total operating expenses in 2003 and 13.2% in 2002. Fuel prices, which can be volatile and which are outside of our control, can have a significant impact on our operating results. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.9 million. We believe that operating fuel-efficient aircraft helps to mitigate the effect of high fuel prices. We also purchase fuel hedge contracts to reduce our exposure to fluctuations in the price of jet fuel. Due to the competitive nature of the airline industry, in the event of continuing increases in the price of jet fuel, there can be no assurance that we will be able to pass on increased fuel prices to our customers by increasing our fares. Conversely, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues.

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

Our business, financial condition, and results of operations are substantially exposed to the current high prices and variability of jet fuel. Further increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, comprising 14.8% of total operating expenses for the year ended December 31, 2003. Significant increases in fuel costs would harm our financial condition and results of operations. We estimate that during the year ended December 31, 2003 and during the year ended December 31, 2002 a one-cent increase in the price per gallon of fuel would have increased our fuel expenses by $3.9 million and $3.8 million, respectively. Average fuel prices during 2003 were 11.8 cents higher than in 2002.

Historically, fuel costs have been unpredictable and subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, higher fuel prices or the curtailment of scheduled service could result. Some of our competitors may have more leverage in obtaining fuel. We may be unable to offset increases in the price of fuel through higher fares. We utilize our fuel hedges as a form of insurance against significant increases in fuel prices. To hedge our exposure to fuel price fluctuations, we began purchasing hedging instruments, primarily crude oil swaps during 2000. At December 31, 2003, we had swap and cap agreements for crude oil contracts in place to hedge approximately 33% of our 2004 expected jet fuel requirements. Even with hedges, we are substantially exposed to increases in jet fuel costs.

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

For the year ended December 31, 2003, Air Group incurred an operating loss of $17.5 million. Prior to that, we incurred operating losses of $93.2 million, $126.3 million and $33.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The inability to achieve or sustain profitability may hinder our ability to honor our existing obligations as they become due, to obtain future equity or debt financing or to do so on economical terms, and to sustain and expand our business.

In addition, our quarterly results can fluctuate substantially due to a variety of factors including seasonal variations in traffic, the timing of various expenditures, and weather. Because expenses of an aircraft flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our operating results. Due to these factors, as well as other risk factors described in this Form 10-K/A, quarter-to-quarter comparisons of our results may not be good indicators of our future performance. In addition, it is possible that in any future quarter our operating results could be below expectations of investors and any published reports or analyses regarding our company. In that event, the price of Air Group’s common stock could decline, perhaps substantially.

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

ITEM 2.PROPERTIES

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

	(a)	(b)	(c)
Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))
Equity compensation plans approved by security holders	2,535,512	29.16	448,400
Equity compensation plans not approved by security holders	1,153,425	31.86	6,089 *
Total	3,688,937	30.01	454,489

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	1999		2000	2001	2002*	2003*
Consolidated Financial Data:
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	$2,091.5		$2,194.0	$2,152.8	$2,224.1	$2,444.8
Operating Expenses	1,901.7		2,227.1	2,279.1	2,317.3	2,462.3
Operating Income (Loss)	189.8		(33.1)	(126.3)	(93.2)	(17.5)
Nonoperating income (expense), net (a)	23.2		6.2	62.8	(8.6)	46.5
Income (loss) before income tax and accounting change	213.0		(26.9)	(63.5)	(101.8)	29.0
Income (loss) before accounting change	129.4		(20.4)	(43.4)	(67.2)	13.5
Net Income (Loss)	$129.4		$(67.2)	$(43.4)	$(118.6)	$13.5
Average basic shares outstanding	26.372		26.440	26.499	26.546	26.648
Average diluted shares outstanding	26.507		26.440	26.499	26.546	26.730
Basic earnings (loss) per share before accounting change	$4.91		$(0.77)	$(1.64)	$(2.53)	$0.51
Basic earnings (loss) per share (b)	4.91		(2.54)	(1.64)	(4.47)	0.51
Diluted earnings (loss) per share before accounting change	4.88		(0.77)	(1.64)	(2.53)	0.51
Diluted earnings (loss) per share (b)	4.88		(2.54)	(1.64)	(4.47)	0.51

At End of Period (in millions, except ratio):
Total assets	$2,196.0		$2,528.1	$2,950.5	$2,880.7	$3,259.2
Long-term debt and capital lease obligations, net of current	337.0		509.2	852.2	856.7	906.9
Shareholders’ equity	959.2		895.1	851.3	655.7	674.2
Ratio of earnings to fixed charges (c)	3.07		0.66	0.48	0.28	1.22

Alaska Airlines Operating Data:
Revenue passengers (000)	13,620		13,525	13,668	14,154	15,047
Revenue passenger miles (RPM) (000,000)	11,777		11,986	12,249	13,186	14,554
Available seat miles (ASM) (000,000)	17,341		17,315	17,919	19,360	20,804
Revenue passenger load factor	67.9%		69.2%	68.4%	68.1%	70.0%
Yield per passenger mile	12.86	¢	13.56 ¢	13.12 ¢	12.65 ¢	12.65	¢
Operating revenues per ASM	9.75	¢	10.20 ¢	9.84 ¢	9.47 ¢	9.74	¢
Operating expenses per ASM	8.81	¢	10.35 ¢	10.24 ¢	9.87 ¢	9.84	¢
Average number of employees	9,183		9,611	10,115	10,142	10,040

Horizon Air Operating Data:
Revenue passengers (000)	4,984		5,044	4,668	4,815	4,934
Revenue passenger miles (RPM) (000,000)	1,379		1,428	1,350	1,514	1,640
Available seat miles (ASM) (000,000)	2,194		2,299	2,148	2,428	2,569
Revenue passenger load factor	62.9%		62.1%	62.8%	62.4%	63.9%
Yield per passenger mile	28.77	¢	29.82 ¢	28.15 ¢	26.02 ¢	26.96	¢
Operating revenues per ASM	18.96	¢	19.27 ¢	19.02 ¢	17.29 ¢	18.06	¢
Operating expenses per ASM (d)	17.74	¢	19.53 ¢	21.02 ¢	17.87 ¢	17.79	¢
Average number of employees	3,603		3,795	3,764	3,476	3,361

(a)	Includes capitalized interest of $12.6 million, $17.7 million, $10.6 million, $2.7 million and $2.3 million for 1999, 2000, 2001, 2002, and 2003, respectively.

(b)	For 2000, basic and diluted earnings per share include $(1.77) per share for the $46.8 million cumulative effect of the accounting change for the sale of frequent flyer miles. For 2002, basic and diluted earnings per share include $(1.94) per share for the $51.4 million cumulative effect of the accounting change in connection with the impairment of goodwill.

(c)	For 2000, 2001 and 2002, earnings are inadequate to cover fixed charges by $39.9 million, $69.1 million and $99.5 million, respectively.

(d)	For 2001, operating expense per ASM excludes the impact of a $10.2 million special charge related to the impairment of Horizon’s F-28 aircraft and related spare parts.

*	As revised, See Note 17 to our consolidated financial statements.

Alaska Airlines Financial and Statistical Data

	Quarter Ended December 31				Year Ended December 31
			%					%
Financial Data (in millions):	2002*	2003*	Change		2002*	2003*		Change
Operating Revenues:
Passenger	$392.2	$460.3		17.4	$1,667.7	$1,840.4			10.4
Freight and mail	16.5	17.5		6.1	72.1	77.3			7.2
Other - net	21.1	26.7		26.5	93.3	109.7			17.6

Total Operating Revenues	429.8	504.5		17.4	1,833.1	2,027.4			10.6

Operating Expenses:
Wages and benefits	179.4	199.9		11.4	703.4	778.6			10.7
Employee profit sharing	—	2.9	NM		—	2.9		NM
Contracted services	20.3	20.7		2.0	80.1	81.6			1.9
Aircraft fuel	68.2	79.9		17.2	260.7	312.1			19.7
Aircraft maintenance	41.9	35.7		(14.8)	145.2	153.4			5.6
Aircraft rent	32.4	31.1		(4.0)	128.2	123.9			(3.4)
Food and beverage service	15.6	13.9		(10.9)	63.5	58.7			(7.6)
Other selling expenses and commissions	31.8	39.0		22.6	154.6	148.0			(4.3)
Depreciation and amortization	28.3	31.7		12.0	114.0	119.5			4.8
Loss on sale of assets	1.0	2.1	NM		1.7	3.4		NM
Landing fees and other rentals	28.3	34.3		21.2	110.5	127.8			15.7
Other	37.5	34.0		(9.3)	148.8	136.9			(8.0)

Total Operating Expenses	484.7	525.2		8.4	1,910.7	2,046.8			7.1

Operating Loss	(54.9)	(20.7)		(62.3)	(77.6)	(19.4)			(75.0)

Interest income	5.7	4.9			23.2	15.2
Interest expense	(11.6)	(11.3)			(46.6)	(45.2)
Interest capitalized	1.0	0.2			2.1	1.5
U.S. government compensation	—	—			0.3	52.8
Other - net	1.2	(0.4)			11.3	6.9

	(3.7)	(6.6)			(9.7)	31.2

Income (Loss) Before Income Tax and Accounting Change	$(58.6)	$(27.3)	NM		$(87.3)	$11.8		NM

Operating Statistics:
Revenue passengers (000)	3,367	3,712		10.2	14,154	15,047			6.3
RPMs (000,000)	3,164	3,608		14.0	13,186	14,554			10.4
ASMs (000,000)	4,758	5,194		9.2	19,360	20,804			7.5
Passenger load factor	66.5%	69.5%	3.0	pts	68.1%	70.0%		1.9	pts
Breakeven load factor	78.4%	74.4%	(4.0	)pts	73.1%	72.3%		(0.8	)pts
Yield per passenger mile	12.40 ¢	12.76 ¢		2.9	12.65 ¢	12.65	¢		(0.0)
Operating revenue per ASM	9.03 ¢	9.71 ¢		7.5	9.47 ¢	9.74	¢		2.9
Operating expenses per ASM (a)	10.19 ¢	10.11 ¢		(0.7)	9.87 ¢	9.84	¢		(0.3)
Expense per ASM excluding fuel (a)	8.75 ¢	8.57 ¢		(2.1)	8.52 ¢	8.34	¢		(2.1)
Fuel cost per gallon	86.0 ¢	95.8 ¢		11.4	80.6 ¢	92.5	¢		14.8
Fuel gallons (000,000)	79.3	83.4		5.2	323.3	337.3			4.3
Average number of employees	10,065	9,921		(1.4)	10,142	10,040			(1.0)
Aircraft utilization (blk hrs/day)	10.3	10.3		0.0	10.6	10.5			(0.9)
Operating fleet at period-end	102	109		6.9	102	109			6.9

NM = Not Meaningful

(a)	See Note A on page 31.

*	As revised, See Note 17 to our consolidated financial statements.

Note 1:

Certain reclassifications have been made to the December 31, 2002 statement of operations to conform to the December 31, 2003 presentation.

Note 2:

Operating loss for the three months and year ended December 31, 2003 includes adjustments to increase operating expenses by $2.4 million (pretax) and $3.1 million (pretax), respectively, related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pretax) and increase operating revenues by $6.3 million (pretax), both related to previous quarters in 2003. These adjustments to operating expenses represent corrections to maintenance expense ($3.6 million) and wages and benefits ($1.0 million) in the aggregate. The adjustment to operating revenues resulted from a correction to deferred revenue as a result of planned deletions of certain accounts with expired miles. In addition, interest income for the 2003 year includes a correction to investment premium amortization recorded in the first quarter that reduced interest income by $2.8 million (pretax) related to the previous year. Management does not believe that these amounts are material to the periods affected.

Horizon Air Financial and Statistical Data

	Quarter Ended December 31					Year Ended December 31
				%					%
Financial Data (in millions):	2002*	2003*		Change		2002*	2003*		Change
Operating Revenues:
Passenger	$99.0	$115.5			16.7	$393.9	$442.3		12.3
Freight and mail	1.1	1.2			9.1	5.0	5.0		0.0
Other - net	4.4	4.8			9.1	20.7	16.5		(20.3)

Total Operating Revenues	104.5	121.5			16.3	419.6	463.8		10.5

Operating Expenses:
Wages and benefits	39.4	40.5			2.8	152.6	159.3		4.4
Employee profit sharing	—	0.8		NM		—	0.8		NM
Contracted services	5.4	6.6			22.2	21.0	25.0		19.0
Aircraft fuel	12.5	12.9			3.2	45.6	51.2		12.3
Aircraft maintenance	7.0	7.9			12.9	25.1	30.4		21.1
Aircraft rent	16.3	17.7			8.6	62.2	71.0		14.1
Food and beverage service	0.7	0.5			(28.6)	2.7	2.3		(14.8)
Other selling expenses and commissions	6.3	6.1			(3.2)	29.4	24.9		(15.3)
Depreciation and amortization	3.2	2.8			(12.5)	17.0	12.3		(27.6)
Gain on sale of assets	(0.1)	(0.1)			0.0	(1.6)	(1.2)		NM
Landing fees and other rentals	8.4	10.3			22.6	31.2	38.5		23.4
Other	11.1	10.0			(9.9)	48.7	42.6		(12.5)

Total Operating Expenses	110.2	116.0			5.3	433.9	457.1		5.3

Operating Income (Loss)	(5.7)	5.5		NM		(14.3)	6.7		NM

Interest income	—	0.2				0.7	0.7
Interest expense	(0.5)	(0.5)				(2.1)	(2.4)
Interest capitalized	0.2	0.2				0.6	0.8
U.S. government compensation	—	—				0.2	18.6
Other - net	0.2	—				2.1	0.9

	(0.1)	(0.1)				1.5	18.6

Income (Loss) Before Income Tax and Accounting Change	$(5.8)	$5.4		NM		$(12.8)	$25.3		NM

Operating Statistics:
Revenue passengers (000)	1,194	1,263			5.8	4,815	4,934		2.5
RPMs (000,000)	386	416			7.8	1,514	1,640		8.3
ASMs (000,000)	632	619			(2.1)	2,428	2,569		5.8
Passenger load factor	61.1%	67.3%		6.2	pts	62.4%	63.9%		1.5	pts
Breakeven load factor	65.0%	64.1%		(0.9	)pts	65.0%	63.1%		(1.9	)pts
Yield per passenger mile	25.62 ¢	27.72	¢		8.2	26.02 ¢	26.96	¢	3.6
Operating revenue per ASM	16.53 ¢	19.62	¢		18.7	17.29 ¢	18.06	¢	4.5
Operating expenses per ASM (a)	17.44 ¢	18.74	¢		7.5	17.87 ¢	17.79	¢	(0.5)
Expense per ASM excluding fuel (a)	15.46 ¢	16.64	¢		7.6	15.99 ¢	15.80	¢	(1.2)
Fuel cost per gallon	89.9 ¢	98.5	¢		9.6	83.7 ¢	95.3	¢	13.9
Fuel gallons (000,000)	13.9	13.1			(5.8)	54.5	53.7		(1.5)
Average number of employees	3,518	3,320			(5.6)	3,476	3,361		(3.3)
Aircraft utilization (blk hrs/day)	7.5	7.5			0.0	7.5	7.8		4.0
Operating fleet at period-end	63	62			(1.6)	63	62		(1.6)

NM = Not Meaningful

(a)	See Note A on page 31.

*	As revised, See Note 17 to our consolidated financial statements.

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

Alaska Airlines, Inc.:

($ in millions)	Quarter Ended December 31				Year Ended December 31

	2002		2003		2002		2003

Total GAAP Operating Expenses (in millions)	$484.7		$525.2		$1,910.7		$2,046.8
ASMs (000,000)	4,758		5,194		19,360		20,804

GAAP Operating Expenses per ASM	10.19	¢	10.11	¢	9.87	¢	9.84	¢

Total GAAP Operating Expenses (in millions)	$484.7		$525.2		$1,910.7		$2,046.8
Less: Aircraft Fuel	68.2		79.9		260.7		312.1

	$416.5		$445.3		$1,650.0		$1,734.7

Operating expense per ASM excluding fuel	8.75	¢	8.57	¢	8.52	¢	8.34	¢

Horizon Air Industries, Inc.:

($ in millions)	Quarter Ended December 31				Year Ended December 31

	2002		2003		2002		2003

Total GAAP Operating Expenses (in millions)	$110.2		$116.0		$433.9		$457.1
ASMs (000,000)	632		619		2,428		2,569

GAAP Operating Expenses per ASM	17.44	¢	18.74	¢	17.87	¢	17.79	¢

Total GAAP Operating Expenses (in millions)	$110.2		$116.0		$433.9		$457.1
Less: Aircraft Fuel	12.5		12.9		45.6		51.2

	$97.7		$103.1		$388.3		$405.9

Operating expense per ASM excluding fuel	15.46	¢	16.64	¢	15.99	¢	15.80	¢

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain revisions to our previously reported operating results for the years ended December 31, 2001, 2002 and 2003.

We previously recorded unrealized gains and losses related to the ineffective portion of changes in fair value of our fuel hedge positions as nonoperating income (expense) and then reclassified those gains and losses to fuel expense as those hedges were settled. This practice was not consistent with our stated policy, which was to record the ineffective portion in nonoperating income (expense). We have revised our consolidated financial statements to adjust our historical presentation of such items. Such revisions have resulted in reclassification between operating income (loss) and nonoperating income (expense) in the consolidated statements of operations. The revisions have no impact on previously reported pretax income (loss), net income (loss), earnings (loss) per share, the consolidated balance sheets, the consolidated statement of shareholders’ equity or the consolidated statements of cash flows for any prior periods. They also have no impact on cost per ASM excluding fuel, a non-GAAP measure we believe is important to some users of our financial statements. See Note 17 to the consolidated financial statements for further discussion of this matter.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K/A. All statements in the following discussion which are not reports of historical information or descriptions of current accounting policies are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note. There can be no assurance that actual developments will be those anticipated by us. Actual results could differ materially from those projected as a result of a number of factors, some of which we cannot predict or control. For a discussion of these factors, see Item 1, “Business-Business Risks.”

General

Alaska and Horizon operate as airlines. However, their business plans, competition, and economic risks differ substantially. Alaska is a major airline serving primarily Alaska; the U.S. West Coast; five cities on the U.S. East Coast; Vancouver, Canada; and Mexico. It operates an all jet fleet and its average passenger trip is 967 miles. Horizon is a regional airline serving primarily the Pacific Northwest, Northern California, and Western Canada. It operates both jet and turboprop aircraft, and its average passenger trip is 332 miles. As discussed in Note 16 to the Consolidated Financial Statements, beginning in 2004, Horizon will operate regional jet service branded as Frontier JetExpress under an agreement with Frontier Airlines, which is described in more detail below.

Year in Review and Current Events

Overall, economic conditions in 2003 improved slightly over 2001 and 2002, resulting in stronger summer demand and higher than expected fourth quarter revenue passenger miles (RPMs or traffic). However, industry demand levels, as measured by passenger traffic, remained below pre- 2001 levels. In an attempt to mitigate negative impacts on our business resulting from the terrorist attacks of September 11, 2001 and the economic downturn in 2001, and 2002 and the first half of 2003, our business strategy focuses on extensive cost reductions and revenue enhancement initiatives involving the review of every aspect of our operations. We experienced increases in both traffic and available seat miles (ASMs or capacity), however our yields (passenger fare divided by distance traveled) remained flat (at Alaska) year over year. Our unit costs both including and excluding fuel declined at both Alaska and Horizon, although fuel prices increased roughly 15% year over year. We expect capacity to increase 6% for Alaska and 19% for Horizon in 2004 compared to 2003.

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

On January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines. At its maturity later in 2004, Horizon will operate nine 70-seat Bombardier CRJ-700 aircraft under the Frontier JetExpress brand, representing approximately 24% of total Horizon capacity and approximately 9% to 10% of total Horizon revenue. Horizon is responsible for flying and maintaining the aircraft and Frontier maintains control over scheduling and destinations. In exchange for providing these services, Horizon receives a base fee and performance-based incentives.

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

Our consolidated operating loss for 2003 was $17.5 million compared to $93.2 million for 2002. Our consolidated pre-tax income for 2003 was $29.0 million compared with a consolidated pre-tax loss before accounting change of $101.8 million for 2002. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 29 and 30, respectively. On page 31, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenues increased $194.3 million, or 10.6%, during 2003 as compared to the same period in 2002, reflecting stronger summer demand and higher than expected fourth quarter traffic as compared to 2002. For the twelve months ended December 31, 2003, capacity increased 7.5% and traffic increased 10.4% as compared to the same period in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Denver, Newark, Washington D.C., Orlando and Miami) and an increase in service in the Pacific Northwest, Mexico, and Canada markets, partially offset by lower capacity in the Bay Area, Arizona and Northern Alaska. During 2003, roughly 75% of our ASM growth came from expansion in the Transcontinental and Denver markets. Traffic increases primarily reflect service to new cities and traffic increases in the Pacific Northwest, Mexico and Nevada, partially offset by decreases in traffic in the Bay Area, Northern Alaska and Arizona. Higher traffic resulted in a $172.7 million, or 10.4%, increase in passenger revenues. Our passenger load factor (RPMs divided by ASMs) increased 1.9 percentage points to 70.0% during 2003 as compared to 2002.

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

Alaska Airlines Expenses

For the twelve months ended December 31, 2003, total operating expenses increased $136.1 million, or 7.1%, as compared to the same period in 2002. This increase is due largely to a 7.5% increase in ASMs combined with higher fuel, maintenance, wages and benefits costs and landing fees and other rentals. Operating expense per ASM decreased 0.3% as compared to the same period in 2002 from 9.87 cents to 9.84 cents. Operating expense per ASM excluding fuel decreased 2.1% as compared to the same period in 2002 from 8.52 cents to 8.34 cents. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $75.2 million, or 10.7%, during 2003 as compared to 2002. Approximately $52.8 million of this increase reflects higher benefit costs, mainly increases in pension costs of approximately $34.1 million and higher health insurance and workers’ compensation costs. The remaining $22.4 million increase reflects scale and step increases, partially offset by a 1.0% decrease in the number of full time equivalent employees.

In May of 2004, under terms of our union contract, our pilots will receive a 4% wage rate increase.

•	Alaska recorded employee profit sharing of $2.9 million in 2003, which will be paid in 2004. No profit sharing occurred in 2002.

•	Aircraft fuel increased $51.4 million, or 19.7%, due to a 14.8% increase in the fuel cost per gallon and a 4.3% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing a $19.6 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during 2003. Fuel prices remain high and can be volatile. At December 31, 2003, we have fuel hedge contracts in place to hedge 33%, 28% and 2% of our expected fuel usage in 2004, 2005 and 2006, respectively.

•	Aircraft maintenance increased $8.2 million, or 5.6%, due to increases in the number of outside airframe and engine checks and other outside repairs and additional depreciation that was recorded following our decision in the fourth quarter to retire three Boeing 737-200Cs in 2004.

•	Aircraft rent decreased $4.3 million, or 3.4%, due to new lease extensions at lower rates, partially offset by five new 737-700 leases.

•	Other selling expenses and commissions decreased $6.6 million, or 4.3%. This decrease was due principally to lower computer reservation system costs, the elimination of travel agency base commissions and lower Mileage Plan costs, partially offset by an increase in credit card commissions, advertising costs, and incentive payments made to Horizon. Incentive payments to Horizon are eliminated in consolidation at the Air Group level. In 2003, 43.0% of Air Group ticket sales were made through traditional travel agents, compared to 48.2% in 2002. In 2003, 27.4% of the ticket sales were made through Alaska’s Internet web site compared to 21.0% in 2002.

•	Depreciation and amortization increased $5.5 million, or 4.8% reflecting a year over year increase in the depreciable asset base and $0.7 million in accelerated depreciation on three 737-200s which will be retired in 2004.

In 2004, we expect to record an additional $9.3 million of depreciation and maintenance expense as a result of the projected retirement.

•	Landing fees and other rentals increased $17.3 million, or 15.7%. The higher rates reflect modest volume growth and an increase in airports’ cost of operations, including facility expansion initiatives, and increased costs for security.

We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

•	Other expense decreased $11.9 million, or 8.0%, primarily reflecting lower expenditures for insurance, supplies, communication services and property taxes, partially offset by increases in expenditures for professional services and per diems. Insurance expense decreases are a reflection of several factors including a $3.7 million insurance reimbursement received during the latter part of 2003 resulting from a clarification of liability related to Flight 261, lower cost coverage from a government aviation war risk insurance program and competitive pressures in the aviation war risk insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Horizon Air Revenues

Operating revenues increased $44.2 million, or 10.5%, during 2003 as compared to 2002 due, in part, to an increase in incentive payments from Alaska for feed traffic, which eliminates in consolidation. For the twelve months ending December 31, 2003, capacity increased 5.8% and traffic was up 8.3%, compared to the same period in 2002. Passenger load factor increased 1.5 percentage points to 63.9% during 2003 as compared to 2002. Passenger yield increased 3.6%, and combined with the increase in traffic, resulted in an increase in passenger revenue of $48.4 million, or 12.3%. The increase in revenue and passenger yield resulted from improved economic conditions, stronger summer demand and higher than expected fourth quarter revenue passenger miles.

Other-net revenues decreased $4.2 million, or 20.3%, primarily due to manufacturer payments received in 2002 as compensation for delays in the delivery of CRJ 700 aircraft, which did not recur in 2003.

Horizon Air Expenses

For the twelve months ending December 31, 2003, operating expenses increased $23.2 million, or 5.3%, as compared to the same period in 2002. This increase is due largely to a 5.8% increase in ASMs combined with higher wages and benefits, aircraft maintenance, landing fees and other rental costs. Operating expenses per ASM decreased 0.5% as compared to the same period in 2002 from 17.87 cents to 17.79 cents in 2003 and 2002, respectively. Operating expenses per ASM excluding fuel decreased 1.2% as compared to the same period in 2002 from 15.99 cents to 15.80 cents in 2003 and 2002, respectively. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $6.7 million, or 4.4%, during the twelve months ended December 31, 2003 as compared to 2002. Approximately $6.2 million of this increase reflects higher benefits, resulting primarily from increases in health insurance, workers’ compensation and profit sharing. The remaining increase reflects an increase in wages, partially offset by a 3.3% reduction in the number of employees.

•	Horizon recorded employee profit sharing of $0.8 million in 2003, which will be paid in 2004. No profit sharing occurred in 2002.

•	Aircraft fuel increased $5.6 million, or 12.3%, due to a 13.9% increase in the cost per gallon of fuel, partially offset by a 1.5% decrease in gallons consumed. Air Group’s fuel hedging program resulted in Horizon recognizing a $3.4 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during 2003.

•	Aircraft maintenance expense increased $5.3 million, or 21.1%, primarily due to maintenance on Q400 and CRJ-700 aircraft and a series of engine repairs on both aircraft types.

•	Aircraft rent increased $8.8 million, or 14.1%, due to the addition of two CRJ-700s and a short-term interim lift agreement for two Q400s as compared to 2002.

•	Other selling expenses and commissions decreased $4.5 million, or 15.3%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels.

•	Landing fees and other rentals increased $7.3 million, or 23.4%. Higher landing fees are a result of higher rates associated with modest volume growth, an increase in airports’ cost of operations and increased costs for security. Horizon is also paying a larger portion of Air Group expenses at stations where Alaska and Horizon operate due to a 2003 revision of an intercompany expense sharing agreement with Alaska.

We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

•	Other expense decreased $6.1 million, or 12.5%, primarily reflecting a decrease in insurance costs. Insurance expense decreases are a reflection of several factors including a $1.3 million insurance reimbursement received during the latter part of 2003 resulting from clarification of an Air Group insurance liability, lower cost coverage from government aviation war risk insurance programs and competitive pressures in the aviation war risk insurance market. However, aviation insurance remains substantially higher than before September 11, 2001.

Consolidated Nonoperating Income (Expense)

Net nonoperating items were $8.6 million expense in 2002 compared to $46.5 million income in 2003. The 2003 results include $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Act. Interest income decreased $8.4 million due principally to lower interest rates and an adjustment of premium and discount amortization on our marketable securities portfolio. Interest expense (net of capitalized interest) increased $1.9 million, due primarily to increases in debt resulting from the completion of a private placement of $150.0 million of floating rate senior convertible notes in the first quarter of 2003. See discussion at Note 4, in the Notes to Consolidated Financial Statements.

Other-net includes $10.7 million and $8.1 million in gains resulting from hedge ineffectiveness on fuel hedging contracts in 2002 and 2003, respectively. In 2003, we received an insurance recovery of $3.1 million in connection with legal fees associated with the U.S. Attorney investigation in Oakland. In 2002, we received a $1.4 million insurance recovery and a $0.9 million gain on conversion of Equant N.V. shares (a telecommunications network company owned by many airlines).

2002 Compared with 2001

The consolidated loss before accounting change for 2002 was $67.2 million, or $2.53 per share compared with a loss of $43.4 million, or $1.64 per share in 2001. The consolidated operating loss was $93.2 million in 2002 compared with an operating loss of $126.3 million in 2001. Consolidated results in 2001 and 2002 include $81.4 million and $0.5 million, respectively, of government compensation recognized resulting from the Stabilization Act. Consolidated results for 2002 include a $51.4 million charge in connection with the write-off of all of our goodwill. (See Note 15 to Consolidated Financial Statements.) Financial and statistical data for Alaska and Horizon are shown in Item 6. A discussion of this data follows.

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

Alaska Airlines Expenses

Operating expenses grew by $76.1 million, or 4.1%, as a result of an 8.0% increase in ASMs and a 2.4% decrease in cost per ASM. The cost per ASM excluding fuel increased by 0.2% during the first nine months of 2002 when compared to the same period in 2001, but decreased by 8.9% in the fourth quarter, primarily due to the impact of the terrorist attacks in 2001. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased 9.7% due to a 9.5% increase in average wages and benefits per employee and a 0.3% increase in the number of employees. The 2002 results include a full year of a pilot wage increase, which occurred in June 2001, step increases for union employees, and annual merit raises for management employees. Additionally, benefits expense significantly increased due to increases in defined benefit plan costs and increases in health insurance for all employees.

•	Contracted services increased 6.2%, primarily due to higher rates for ground handling services and a slightly higher volume of services due to capacity growth. Increased airport security screening costs subsequent to September 11, 2001 also contributed to the increase.

•	Aircraft fuel expense decreased 3.4% due to an 8.7% decrease in the cost per gallon of fuel, offset by a 5.8% increase in gallons consumed. Fuel consumption rate per flight hour decreased slightly by 0.1%. The lower fuel prices saved $28.1 million.

•	Aircraft maintenance expense increased 12.0% as a result of more airframe checks in 2002. In addition, the 2001 results reflect a reduced flight schedule as a result of the September 11 terrorist attacks which resulted in the deferring of certain C checks and heavy checks into 2002.

•	Other selling expense and commissions consists of credit card commissions, computer reservation systems fees, Mileage Plan award costs for miles earned by flying on Alaska or Horizon, advertising expenses and commission expense paid on the sale of tickets. The decrease in 2002 was attributed to decreases in computerized reservation system fees, advertising expense and Mileage Plan awards, the elimination of travel agent base commissions and the continuing shift to direct sales channels, offset by increases in credit card commissions. In June 2002, we changed our travel agent commissions program to

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

Horizon Air Expenses

Cost per ASM and cost per ASM excluding fuel and special charge decreased 15.0% and 14.4%, respectively, as a result of a 13.0% increase in ASMs combined with lower operating expenses. Unit costs in 2001 were adversely impacted by the capacity reductions that resulted from the September 11 terrorist attacks. Additionally, Horizon’s expenses in 2001 were adversely impacted by the delay in the delivery of CRJ 700 aircraft from January 2001 to July 2001. Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits remained constant due to the combination of an 8.3% increase in average wages and benefits per employee and a 7.7% reduction in the number of employees. We recognized a $3.2 million signing bonus in the fourth quarter of 2001 related to a new pilot contract. Excluding that bonus, average wages and benefits were up 10.7%.

•	Aircraft fuel expense decreased 16.3% due to a 6.5% decrease in gallons consumed and a 10.4% decrease in the cost per gallon of fuel. The fuel consumption rate per flight hour decreased 5.0% due to the use of more fuel-efficient Dash 8-400 and CRJ 700 aircraft.

•	Aircraft maintenance expense decreased 51.4% due to greater use of new aircraft in 2002 (still under warranty), a 1.5% decrease in aircraft block hours and higher expenses in 2001 related to the phasing out of the Fokker F-28 jet aircraft.

•	Aircraft rent increased 28.5% due to higher rental rates incurred on new Dash 8-400 and CRJ 700 aircraft rented in 2002 and 2001.

•	Depreciation and amortization expense decreased 36.3%, largely due to higher depreciation in 2001 on Fokker F-28 jet aircraft spare parts and airframes, which did not recur in 2002.

•	Landing fees and other rentals increased 3.3% due to higher landing fee and rental rates at airports throughout the system. The higher rates reflect the airports’ increased cost of operations due to new security directives and expansion of their facilities.

•	Other expense increased 29.2%, primarily due to higher expenditures for insurance. Subsequent to the events of September 11, we experienced significant increases in hull, liability and war risk insurance rates, and were also subject to surcharges for war risk coverage. As a result of those increases, insurance expense for aircraft for Horizon in 2002 was $16.1 million, compared to $6.1 million in 2001.

•	The $10.2 million special charge in 2001 recognizes the loss in value of owned Fokker F-28 aircraft and related spare parts. The F-28s, which are being replaced with more fuel-efficient CRJ 700 regional jets, were completely taken out of service on February 14, 2003. The remaining net book value of these aircraft and related spare parts as of December 31, 2002, was $8.1 million.

Consolidated Nonoperating Income (Expense)

Net nonoperating loss was $8.6 million in 2002 compared to nonoperating income of $62.8 million in 2001. The $71.4 million decrease was primarily due to U.S. government compensation of $81.4 million recognized in 2001 compared to $0.5 million in 2002.

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

For 2002, other-net includes $10.7 million in gains resulting from hedge ineffectiveness on fuel hedging contracts. For 2001, amounts related to hedge ineffectiveness were de minimis.

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

Cash Provided by Financing Activities

In 2003 we completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023 pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from the offering were $144.9 million, of which $18.4 million is restricted to fund three years worth of interest payments. Proceeds from the notes were used to provide working capital for our operations. In 2001, Alaska borrowed $150 million, payable on or before December 31, 2004, under its credit facility, the majority of which was added to cash and short-term investments to provide future operating capital.

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

In 2003, we completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023 pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from the offering were $144.9 million, of which $22.3 million was used to acquire U.S. government securities to fund the first three years of interest payments. In 2003, we made a capital contribution of the remaining net proceeds from the sale of the notes to Alaska Airlines. Alaska Airlines has used the remaining proceeds from the notes for working capital requirements and expects in the future to continue to use these remaining proceeds for working capital requirements such as fuel, rent, maintenance or payroll costs as well as other purposes, which may include the acquisition of aircraft and other capital assets, repayment of debt, and maintenance of desired cash balances. Although we have not yet determined how each payment of principal or interest due will be funded in the future, we anticipate that these payments will be funded either by dividends, distributions, loans, advances or other payments from our subsidiaries or through new borrowings or financings by Alaska Air Group. Any such payments by our subsidiaries to us could be subject to statutory or contractual restrictions. Currently, the only contractual restrictions are contained in Alaska Airlines’ $150 million credit facility, which expires in December 2004 and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on investments, lease obligations, sales of assets, and additional indebtedness. Such provisions limit the amount of funds Alaska Airlines can distribute to Alaska Air Group. As of December 31, 2003, $104.1 million was available to distribute to Alaska Air Group via dividend without violating the covenants in Alaska Airlines’ credit facility. The notes do not restrict the ability of our subsidiaries to enter into additional agreements limiting or prohibiting the distribution of earnings, loans or other payments to Alaska Air Group. No dividends were paid to Alaska Air Group from any of its subsidiaries during the years ended December 31, 2001, 2002 and 2003. At December 31, 2003, we were in compliance with all loan provisions.

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

Fuel Hedging

We utilize our fuel hedges as a form of insurance against significant increases in fuel prices. We believe there is significant risk in not hedging against the possibility of such fuel price increases. At December 31, 2003, we had fuel hedge contracts in place to hedge 132.1 million gallons of our expected jet fuel usage in 2004, 116.1 million gallons in 2005 and 10.2 million gallons in 2006. This represents 33%, 28% and 2% of our anticipated fuel consumption in 2004, 2005 and 2006, respectively. Prices of these agreements range from $26 to $28 per barrel. A hypothetical 10% increase in jet fuel prices would increase 2004 fuel expense by approximately $33.3 million. A hypothetical 10% decrease in jet fuel prices would decrease 2004 fuel expense by approximately $34.0 million. This analysis includes the effect of the fuel hedging contracts in place at December 31, 2003. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $3.9 million. We utilize financial derivative instruments as hedges to decrease our exposure to jet fuel price changes. We account for our fuel hedge derivative instruments as cash flow hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All changes in fair value that are considered to be effective hedges are recorded in accumulated other comprehensive income (loss) until the underlying jet fuel is consumed. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, the change is recognized in earnings as part of nonoperating income (expense) because we believe it better portrays the results of our documented risk management strategy. That strategy is to reduce, to the extent possible, volatility in West Coast Jet fuel prices (our purchased commodity) through hedge contracts based on West Texas Intermediate (WTI) crude (our purchased hedge commodity). We believe that market fluctuations in the prices of West Coast jet that do not correlate with market fluctuations in WTI crude are beyond our control and are thus classified in non operating income (expense) in the consolidated statement of operations.

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

During 2002 and 2003, we recognized $7.8 million and $23.0 million, respectively, in realized hedging gains,which are reflected in aircraft fuel in our Consolidated Statements of Operations.

Hedge ineffectiveness resulted in nonoperating expense of $7.4 million for 2001, nonoperating income of $10.7 million for 2002 and nonoperating income of $8.1 million for 2003. These amounts are recorded as non operating income (expense) in other-net in our Consolidated Statements of Operations.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15.

Revision to Previously Filed Financial Statements and SEC Filings

We previously recorded unrealized gains and losses related to the ineffective portion of changes in fair value of our fuel hedge positions as nonoperating income (expense) and then reclassified those gains and losses to fuel expense as those hedges were settled. This practice was not consistent with our stated policy, which was to record the ineffective portion in nonoperating income (expense). We have revised our consolidated financial statements to adjust our historical presentation of such items. Such revisions have resulted in reclassification between operating income (loss) and nonoperating income (expense) in the consolidated statements of operations. The revisions have no impact on previously reported pretax income (loss), net income (loss), earnings (loss) per share, the consolidated balance sheets, the consolidated statement of shareholders’ equity or the consolidated statements of cash flows for any prior periods. They also have no impact on cost per ASM excluding fuel, a non-GAAP measure we believe is important to some users of our financial statements. See Note 17 to the consolidated financial statements for further discussion of this matter.

The effects of the revisions for the quarterly periods in 2002 and 2003 is as follows (in millions, except per share amounts):

As Previously Reported:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2002(a)	2003	2002	2003(b)	2002	2003	2002	2003(c)
	(in millions, except per share)
Operating revenues	$500.1	$518.7	$575.7	$610.6	$620.6	$702.2	$527.7	$613.3
Aircraft fuel	64.7	90.2	75.2	80.1	82.7	94.7	79.4	91.9
Operating income (loss)	(49.6)	(78.6)	(5.0)	4.0	25.5	78.8	(59.8)	(15.3)
Nonoperating income (expense)	(2.8)	(9.3)	1.2	68.8	(6.2)	(10.6)	(5.1)	(8.8)
Income (loss) before accounting change	(33.7)	(56.3)	(2.9)	45.2	12.5	40.7	(43.1)	(16.1)
Net income (loss)	(85.1)	(56.3)	(2.9)	45.2	12.5	40.7	(43.1)	(16.1)
Basic earnings (loss) per share:
Income (loss) before accounting change	(1.27)	(2.12)	(0.11)	1.70	0.47	1.53	(1.62)	(0.60)
Net income (loss)	(3.21)	(2.12)	(0.11)	1.70	0.47	1.53	(1.62)	(0.60)
Diluted earnings (loss) per share:
Income (loss) before accounting change	(1.27)	(2.12)	(0.11)	1.70	0.47	1.52	(1.62)	(0.60)
Net income (loss)	(3.21)	(2.12)	(0.11)	1.70	0.47	1.52	(1.62)	(0.60)

(a)	Net loss for the three months ended March 31, 2002 includes $51.4 million cumulative effect of the accounting change in connection with the impairment of goodwill.

(b)	Net income for the three months ended June 30, 2003 includes $71.4 million (pretax) received related to assistance from the government under the Emergency Wartime Supplemental Appropriations Act.

(c)	Operating loss for the three months ended December 31, 2003 includes adjustments to increase operating expenses by $2.8 million (pretax) related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pretax) and increase operating revenues by $6.3 million (pretax), both related to previous quarters in 2003. These adjustments to operating expenses represent corrections to maintenance expense ($3.6 million) and wages and benefits ($1.0 million) in the aggregate. The adjustment to operating revenues resulted from a correction to deferred revenue as a result of planned deletions of certain accounts with expired miles. In addition, interest income for the 2003 year includes a correction to investment premium amortization recorded in the first quarter that reduced interest income by $2.8 million (pretax) related to the previous year. Management does not believe that these amounts are material to the periods affected.

Revised:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2002(a)	2003	2002(d)	2003(b)(d)	2002(d)	2003(d)	2002(d)	2003(c)(d)
	(in millions, except per share)
Operating revenues	$500.1	$518.7	$575.7	$610.6	$620.6	$702.2	$527.7	$613.3
Aircraft fuel	64.7	90.2	76.7	83.5	84.2	96.8	80.7	92.8
Operating income (loss)	(49.6)	(78.6)	(6.5)	0.6	24.0	76.7	(61.1)	(16.2)
Nonoperating income (expense)	(2.8)	(9.3)	2.7	72.2	(4.7)	(8.5)	(3.8)	(7.9)
Income (loss) before accounting change	(33.7)	(56.3)	(2.9)	45.2	12.5	40.7	(43.1)	(16.1)
Net income (loss)	(85.1)	(56.3)	(2.9)	45.2	12.5	40.7	(43.1)	(16.1)
Basic earnings (loss) per share:
Income (loss) before accounting change	(1.27)	(2.12)	(0.11)	1.70	0.47	1.53	(1.62)	(0.60)
Net income (loss)	(3.21)	(2.12)	(0.11)	1.70	0.47	1.53	(1.62)	(0.60)
Diluted earnings (loss) per share:
Income (loss) before accounting change	(1.27)	(2.12)	(0.11)	1.70	0.47	1.52	(1.62)	(0.60)
Net income (loss)	(3.21)	(2.12)	(0.11)	1.70	0.47	1.52	(1.62)	(0.60)

(a)	Net loss for the three months ended March 31, 2002 includes $51.4 million cumulative effect of the accounting change in connection with the impairment of goodwill.

(b)	Net income for the three months ended June 30, 2003 includes $71.4 million (pretax) received related to assistance from the government under the Emergency Wartime Supplemental Appropriations Act.

(c)	Operating loss for the three months ended December 31, 2003 includes adjustments to increase operating expenses by $2.8 million (pretax) related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pretax) and increase operating revenues by $6.3 million (pretax), both related to previous quarters in 2003. These adjustments to operating expenses represent corrections to maintenance expense ($3.6 million) and wages and benefits ($1.0 million) in the aggregate. The adjustment to operating revenues resulted from a correction to deferred revenue as a result of planned deletions of certain accounts with expired miles. In addition, interest income for the 2003 year includes a correction to investment premium amortization recorded in the first quarter that reduced interest income by $2.8 million (pretax) related to the previous year. Management does not believe that these amounts are material to the periods affected.

(d)	Aircraft fuel, operating income (loss) and nonoperating income (expense) for the three months ended June 30, 2002 and 2003, September 20, 2002 and 2003 and December 31, 2002 and 2003 have been revised to reflect the ineffective portion of changes in fair value of fuel hedge positions as a component of nonoperating income (expense).

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

As discussed in our Form 8-K filed with the Commission on February 27, 2004, subsequent to our January 28, 2004 press release summarizing our fourth quarter and full year 2003 financial results, further review of the Mileage Plan liability and related deferred revenue as of December 31, 2003 revealed that these amounts had not been fully adjusted to reflect planned deletions of certain accounts with expired miles. The consequent adjustment to reduce the total Mileage Plan liability and deferred revenue estimate from $344.4 million to $336.0 million resulted in an $8.4 million (pretax) increase in total revenues for the fourth quarter and full year which is reflected in the consolidated financial statements included herein. This resulted from a deficiency in the application of computer system change control procedures, which did not identify a mileage plan coding error nor was the error discovered in the normal account review process. Management believes that controls are now in place to ensure that expired miles are deleted appropriately.

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

The Code of Ethics is located on our internet website at www.alaskaair.com under “Company Info—Investor Information—Corporate Governance.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions that relates to any element of the Code of Ethics definition enumerated above by posting such information on the Corporate Governance portion of our internet website.

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Consolidated Financial Statements:

Page(s)
Selected Quarterly Consolidated Financial Information (Unaudited)	52-53
Consolidated Balance Sheets as of December 31, 2002 and 2003	58-59
Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003 (as revised)	60
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2001, 2002 and 2003	61
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003	62
Notes to Consolidated Financial Statements	63-79
Independent Auditors’ Report	80
Consolidated Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2001, 2002 and 2003	81

See Exhibit Index on page 82.

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

ALASKA AIR GROUP, INC.
By:	/s/	William S. Ayer	Date: May 20, 2004

William S. Ayer, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 20, 2004 on behalf of the registrant and in the capacities indicated.

/s/	William S. Ayer	Chairman, President, Chief Executive Officer and Director

William S. Ayer

/s/	Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)

Bradley D. Tilden

/s/	Brandon S. Pedersen	Staff Vice President/Finance and Controller (Principal Accounting Officer)

Brandon S. Pedersen

CONSOLIDATED BALANCE SHEETS
Alaska Air Group, Inc.

ASSETS
As of December 31 (In Millions)	2002	2003
Current Assets
Cash and cash equivalents	$269.0	$192.9
Marketable securities	366.8	619.4
Receivables - less allowance for doubtful accounts (2002 - $2.3; 2003 - $1.7)	125.4	120.7
Inventories and supplies - net	49.9	45.8
Deferred income taxes	61.2	90.6
Prepaid expenses and other current assets	82.0	78.9

Total Current Assets	954.3	1,148.3

Property and Equipment
Flight equipment	2,088.4	2,327.6
Other property and equipment	430.9	464.2
Deposits for future flight equipment	93.5	78.1

	2,612.8	2,869.9
Less accumulated depreciation and amortization	811.4	920.7

Total Property and Equipment - Net	1,801.4	1,949.2

Intangible Assets	50.9	45.6

Other Assets	74.1	116.1

Total Assets	$2,880.7	$3,259.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

As of December 31 (In Millions Except Share Amounts)	2002	2003
Current Liabilities
Accounts payable	$132.1	$132.9
Accrued aircraft rent	76.0	75.6
Accrued wages, vacation and payroll taxes	87.4	92.7
Other accrued liabilities	222.2	271.8
Air traffic liability	211.6	237.7
Current portion of long-term debt and capital lease obligations	48.6	206.7

Total Current Liabilities	777.9	1,017.4

Long-Term Debt and Capital Lease Obligations, Net of Current	856.7	906.9

Other Liabilities and Credits
Deferred income taxes	157.2	192.0
Deferred revenue	232.0	252.4
Other liabilities	201.2	216.3

	590.4	660.7

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares	—	—
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2002 - 29,309,726 shares 2003 - 29,474,919 shares	29.3	29.5
Capital in excess of par value	483.3	486.3
Treasury stock, at cost: 2002 - 2,736,287 shares 2003 - 2,712,979 shares	(62.5)	(61.9)
Accumulated other comprehensive income (loss)	(80.2)	(79.0)
Retained earnings	285.8	299.3

	655.7	674.2

Total Liabilities and Shareholders’ Equity	$2,880.7	$3,259.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Alaska Air Group, Inc.

Year Ended December 31
(In Millions Except Per Share Amounts)	2001	2002	2003
		Revised (See Note 17)	Revised (See Note 17)
Operating Revenues
Passenger	$1,972.4	$2,037.7	$2,243.0
Freight and mail	86.3	77.1	82.3
Other - net	94.1	109.3	119.5

Total Operating Revenues	2,152.8	2,224.1	2,444.8

Operating Expenses
Wages and benefits	795.5	858.1	937.9
Employee profit sharing	—	—	3.7
Contracted services	86.7	93.0	100.1
Aircraft fuel	324.3	306.3	363.3
Aircraft maintenance	181.3	170.2	183.8
Aircraft rent	186.0	190.4	194.9
Food and beverage service	58.3	66.2	61.0
Other selling expenses and commissions	185.1	159.9	133.2
Depreciation and amortization	134.1	132.5	133.0
Loss on sale of assets	4.7	0.1	2.2
Landing fees and other rentals	128.2	140.3	164.9
Other	184.7	200.3	184.3
Special charge	10.2	—	—

Total Operating Expenses	2,279.1	2,317.3	2,462.3

Operating Loss	(126.3)	(93.2)	(17.5)

Nonoperating Income (Expense)
Interest income	22.2	21.2	12.8
Interest expense	(47.4)	(46.3)	(47.8)
Interest capitalized	10.6	2.7	2.3
U.S. government compensation	81.4	0.5	71.4
Other - net	(4.0)	13.3	7.8

	62.8	(8.6)	46.5

Income (loss) before income tax and accounting change	(63.5)	(101.8)	29.0
Income tax expense (benefit)	(20.1)	(34.6)	15.5

Income (loss) before accounting change	(43.4)	(67.2)	13.5
Cumulative effect of accounting change	—	(51.4)	—

Net Income (Loss)	$(43.4)	$(118.6)	$13.5

Basic and Diluted Earnings (Loss) Per Share:
Loss before accounting change	$(1.64)	$(2.53)	$0.51
Cumulative effect of accounting change	—	(1.94)	—

Net Earnings (Loss) Per Share	$(1.64)	$(4.47)	$0.51

Shares used for computation:
Basic	26.499	26.546	26.648
Diluted	26.499	26.546	26.730

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	Income (Loss)	Earnings	Total
Balances at December 31, 2000	26.457	$29.2	$481.2	$(62.6)	$(0.5)	$447.8	$895.1

2001 net loss						(43.4)	(43.4)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit					(0.7)		(0.7)

Related to marketable securities:
Change in fair value					3.4
Reclassification to earnings					(3.5)
Income tax effect					0.0

					(0.1)		(0.1)

Related to fuel hedges:
Change in fair value					(2.1)
Income tax effect					0.9

					(1.2)		(1.2)

Total comprehensive loss							(45.4)
Treasury stock sales	0.003			0.1			0.1
Stock issued under stock plans	0.068	0.1	1.4				1.5

Balances at December 31, 2001	26.528	29.3	482.6	(62.5)	(2.5)	404.4	851.3

2002 net loss						(118.6)	(118.6)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit					(0.7)		(0.7)

Related to marketable securities:
Change in fair value					(0.4)
Reclassification to earnings					0.6
Income tax effect					(0.1)

					0.1		0.1

Related to fuel hedges:
Change in fair value					28.2
Reclassification to earnings					(12.1)
Income tax effect					(6.0)

					10.1		10.1

Minimum pension liability adjustment net of $52.5 tax benefit					(87.2)		(87.2)

Total comprehensive loss							(196.3)
Treasury stock sales	0.005	—		—			—
Stock issued for employee stock purchase plan	0.024		0.3				0.3
Stock issued under stock plans	0.016		0.4				0.4

Balances at December 31, 2002	26.573	$29.3	$483.3	$(62.5)	$(80.2)	$285.8	$655.7

2003 net income						13.5	13.5
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.0 tax benefit					(2.0)		(2.0)

Related to marketable securities:
Change in fair value					(1.2)
Reclassification to earnings					(0.1)
Income tax effect					0.5

					(0.8)		(0.8)

Related to fuel hedges:
Change in fair value					27.4
Reclassification to earnings					(29.4)
Income tax effect					0.8

					(1.2)		(1.2)

Minimum pension liability adjustment net of $3.3 tax expense					5.2		5.2

Total comprehensive income (loss)							14.7
Treasury stock sales	0.024	—		0.6			0.6
Stock issued for employee stock purchase plan	0.135	0.1	2.3				2.4
Stock issued under stock plans	0.030	0.1	0.7				0.8

Balances at December 31, 2003	26.762	$29.5	$486.3	$(61.9)	$(79.0)	$299.3	$674.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Alaska Air Group, Inc.

Year Ended December 31 (In Millions)	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(43.4)	$(118.6)	$13.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	51.4	—
Special charge	10.2	—	—
Depreciation and amortization	134.1	132.5	133.0
Amortization of airframe and engine overhauls	73.7	62.2	69.2
Changes in derivative fair values	7.4	(6.0)	2.1
Loss on sale of assets	4.7	0.1	2.2
Increase in deferred income taxes	21.1	30.7	4.4
(Increase) decrease in accounts receivable - net	3.1	(44.4)	4.8
(Increase) decrease in other current assets	(16.4)	(26.0)	0.1
Increase (decrease) in air traffic liability	7.5	(5.6)	26.1
Increase (decrease) in other current liabilities	53.1	(7.5)	55.2
Increase in deferred revenue and other-net	31.4	55.7	44.6

Net cash provided by operating activities	286.5	124.5	355.2

Cash flows from investing activities:
Proceeds from disposition of assets	2.5	3.6	3.4
Purchases of marketable securities	(258.5)	(630.8)	(942.9)
Sales and maturities of marketable securities	446.4	433.9	689.0
Property and equipment additions:
Aircraft purchase deposits	(47.5)	(36.1)	(38.7)
Capitalized overhauls	(49.2)	(65.3)	(75.2)
Aircraft	(261.5)	(40.6)	(196.5)
Other flight equipment	(52.2)	(16.4)	(25.6)
Other property	(43.4)	(42.5)	(33.2)
Aircraft deposits returned	63.5	46.5	15.1
Restricted deposits and other	(18.3)	(13.7)	(33.5)

Net cash used in investing activities	(218.2)	(361.4)	(638.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	388.8	58.0	274.4
Long-term debt and capital lease payments	(69.2)	(43.8)	(71.3)
Proceeds from issuance of common stock	1.5	0.9	3.7

Net cash provided by financing activities	321.1	15.1	206.8

Net change in cash and cash equivalents	389.4	(221.8)	(76.1)
Cash and cash equivalents at beginning of year	101.4	490.8	269.0

Cash and cash equivalents at end of year	$490.8	$269.0	$192.9

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$49.9	$44.7	$40.4
Income taxes	(18.4)	(22.8)	(0.4)

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

Inventories and Supplies - net

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

Internally-Used Software Costs

The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal use software. The Company capitalized software development costs of $9.2 million, $6.9 million and $3.2 million during the years ended December 31, 2001, 2002, and 2003, respectively.

Deferred Revenue

Deferred revenue results primarily from the sale of mileage credits, the sale and leaseback of aircraft, and the receipt of manufacturer or vendor credits. This revenue is recognized when award transportation is provided or over the term of the applicable agreements.

Leased Aircraft Return Costs

Cash payments associated with returning leased aircraft are accrued beginning immediately after the last heavy maintenance visit prior to the scheduled aircraft return date based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return will not be known with certainty until the end of the lease.

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

Operating results can be significantly impacted by changes in the price of aircraft fuel. To manage the risks associated with changes in aircraft fuel prices, the Company uses swap agreements and call options for crude oil and other commodities. These contracts, referred to as “fuel hedge contracts,” have a high correlation to changes in aircraft fuel prices, and therefore qualify as cash flow hedges. Each period, the contracts are adjusted to fair market value. The change in the value of the fuel hedge contracts that perfectly offsets the change in the value of the aircraft fuel being hedged is recorded as other comprehensive income or loss until the hedged contract is settled and is then recognized in earnings as part of fuel expense. To the extent the change in the value of the fuel hedge contracts does not perfectly offset the change in the value of the aircraft fuel purchase being hedged, the change is recognized in earnings as part of nonoperating income (expense) because the Company believes it better portrays the results of its documented risk management strategy. That strategy is to reduce, to the extent possible, volatility in West Coast Jet fuel prices (the Company’s purchased commodity) through hedge contracts based on West Texas Intermediate (WTI) crude (the Company’s purchased hedge commodity). The Company believes that market fluctuations in the prices of West Coast jet that do not correlate with market fluctuations in WTI crude are beyond the Company’s control and are thus classified in nonoperating income (expense) in the consolidated statement of operations.

At December 31, 2003, the Company has fuel hedge contracts in place to hedge 132.1 million gallons of its expected jet fuel usage in 2004, 116.1 million gallons in 2005 and 10.2 million gallons in 2006. This represents 33%, 28% and 2% of the anticipated fuel consumption in 2004, 2005 and 2006, respectively.

The Company recognized $7.4 million in nonoperating expense in 2001, $10.7 million and $8.1 million in nonoperating income in 2002 and 2003, respectively, related to the ineffectiveness on fuel hedge contracts.

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

During 2002 and 2003, the Company recognized gains of $7.8 million and $23.0 million, respectively, from the cash settlement of hedging activities. In 2001, hedging gains resulting from cash settlements of hedging activities were de minimis. These gains are reflected in aircraft fuel in the consolidated statements of operations.

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

Fourth Quarter Adjustments

Operating loss for the three months and year ended December 31, 2003 includes adjustments to increase operating expenses by $2.8 million (pretax) related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pretax) and increase operating revenues by $6.3 million (pretax), both related to previous quarters in 2003. These adjustments to operating expenses represent corrections to maintenance expense ($3.6 million) and wages and benefits ($1.0 million) in the aggregate. The adjustment to operating revenues resulted from a correction to deferred revenue as a result of planned deletions of certain accounts with expired miles. In addition, interest income for the 2003 year includes a correction to investment premium amortization an adjustment recorded in the first quarter that reduced interest income by $2.8 million (pretax) related to the previous year. Management does not believe that these amounts are material to the periods affected.

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

The Notes are senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured indebtedness. The Notes do not restrict the ability of the Company’s subsidiaries to enter into additional agreements limiting or prohibiting the distribution of earnings, loans or other payments to Air Group.

Net proceeds from the offering totaled $144.9 million. At December 31, 2003, approximately $18.4 million of the net proceeds is restricted and intended to fund interest payments for the first three years and is reported as restricted cash ($7.2 million recorded in prepaid expenses and other current assets and $11.2 million in other assets) in the Company’s Consolidated Balance Sheet as of December 31, 2003. The remaining net proceeds from the offering are being used for working capital requirements and such as fuel, rent, maintenance or payroll costs as well as other general corporate purposes, which may include the acquisition of aircraft and other capital assets, repayment of debt, and maintenance of desired cash balances.

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

Alaska’s $150 million credit facility, which expires in December 2004, requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on investments, lease obligations, sales of assets, and additional indebtedness. Such provisions limit the amount of funds Alaska can distribute to Air Group. As of December 31, 2003, $104.1 million was available to distribute to Air Group via dividend without violating the covenants in Alaska Airlines’ credit facility. No dividends were paid to Alaska Air Group from any of its subsidiaries during the years ended December 31, 2001, 2002 and 2003. The Company is considering various alternatives including renewing or replacing the credit facility, although there can be no assurance that this can be accomplished on acceptable terms to us.

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

Changes in the number of shares subject to options, with their weighted average exercise prices, are summarized below:

		Price
	Shares	Per Share
Outstanding, Jan. 1, 2001	1,820,937	$34.10
Granted	1,252,900	28.52
Exercised	(67,950)	18.87
Canceled	(104,275)	36.37

Outstanding, Dec. 31, 2001	2,901,612	31.96
Granted	388,300	28.52
Exercised	(16,700)	20.20
Canceled	(20,900)	27.67

Outstanding, Dec. 31, 2002	3,252,312	$31.64
Granted	560,600	19.60
Exercised	(48,000)	21.79
Canceled	(75,975)	25.63

Outstanding, Dec. 31, 2003	3,688,937	$30.01

Exercisable at year-end
December 31, 2001	1,022,962	$34.67
December 31, 2002	1,615,887	33.95
December 31, 2003	2,274,587	33.02

The following table summarizes stock options outstanding and exercisable at December 31, 2003 with their weighted average exercise prices and remaining contractual lives:

Range of	Remaining		Price
Exercise prices	Life (years)	Shares	Per Share
Outstanding:
$11 to $17	2.6	42,050	$15.58
$18 to $22	8.3	575,475	19.36
$23 to $28	7.3	1,028,050	25.99
$29 to $34	6.7	1,196,600	31.20
$35 to $40	4.8	583,012	38.26
$41 to $51	3.8	253,750	47.14
$52 to $57	4.2	10,000	57.31

$11 to $57	6.5	3,688,937	$30.01

Exercisable:

Range of	Remaining		Price
Exercise prices	Life (years)	Shares	Per Share
$11 to $17		36,950	$15.52
$18 to $22		67,700	21.52
$23 to $28		525,975	25.50
$29 to $34		797,200	31.14
$35 to $40		583,012	38.26
$41 to $51		253,750	47.14
$52 to $57		10,000	57.31

$11 to $57		2,274,587	$33.02

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

Pension Plans-Noncontributory

Alaska and Horizon also maintain unfunded, noncontributory defined benefit plans for certain elected officers. These plans use a December 31 measurement date. The following table sets forth the status of the plans for 2002 and 2003 (in millions):

	2002	2003
Projected benefit obligation
Beginning of year	$28.3	$30.9
Service cost	0.6	0.8
Interest cost	2.0	2.1
Amendments	0.5	—
Change in assumptions	—	2.9
Actuarial gain	1.0	0.9
Benefits paid	(1.5)	(1.8)

End of year	$30.9	$35.8

Plan assets at fair value
Beginning of year	$—	$—

	2002	2003
Actual return on plan assets	—	—
Employer contributions	1.5	1.7
Benefits paid	(1.5)	(1.7)

End of year	$—	$—

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

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2002	2003
Excess of tax over book depreciation	$350.4	$422.2
Fuel hedges	5.2	4.4
Other - net	16.2	4.4

Gross deferred tax liabilities	371.8	431.0

Frequent flyer program	(112.4)	(125.3)
Alternative minimum tax	(56.1)	(51.9)
Leased aircraft return provisions	(5.7)	(5.2)
Inventory obsolescence	(11.4)	(15.7)
Deferred revenue	(16.6)	(14.0)
Asset impairment	(3.2)	(3.1)
Employee benefits	(53.4)	(77.1)
Loss carryforwards*	(4.7)	(23.6)
Other - net	(12.3)	(13.7)

Gross deferred tax assets	(275.8)	(329.6)

Net deferred tax liabilities	$96.0	$101.4

Current deferred tax asset	$(61.2)	$(90.6)
Noncurrent deferred tax liability	157.2	192.0

Net deferred tax liability	$96.0	$101.4

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

Financial information for Alaska and Horizon follows (in millions):

	2001	2002	2003
Operating revenues:
Alaska	$1,763.0	$1,833.1	$2,027.4
Horizon	408.4	419.6	463.8
Other***	1.5	1.4	1.4
Elimination of inter-company revenues	(20.1)	(30.0)	(47.8)

Consolidated	2,152.8	2,224.1	2,444.8

Depreciation and amortization expense:
Alaska	106.1	114.0	119.5
Horizon	26.7	17.0	12.3
Other***	1.3	1.5	1.2

Consolidated	134.1	132.5	133.0

	2001	2002	2003
Interest income:
Alaska	26.0	23.2	15.2
Horizon	—	0.7	0.7
Other***	—	—	1.9
Elimination of inter-company accounts	(3.8)	(2.7)	(5.0)

Consolidated	22.2	21.2	12.8

Interest expense:
Alaska	47.4	46.6	45.2
Horizon	3.0	2.1	2.4
Other***	0.8	0.7	5.2
Elimination of inter-company accounts	(3.8)	(3.1)	(5.0)

Consolidated	47.4	46.3	47.8

Income (loss) before income tax and accounting change:
Alaska	(16.4)	(87.3)	11.8
Horizon	(45.1)	(12.8)	25.3
Other***	(2.0)	(1.7)	(8.1)

Consolidated	(63.5)	(101.8)	29.0

Capital expenditures*:
Alaska	400.9	146.2	308.2
Horizon	(10.7)	8.5	45.9
Other***	0.1	(0.3)	—

Consolidated	390.3	154.4	354.1

Total assets at end of period:
Alaska	2,756.0	2,751.1	3,066.4
Horizon	241.4	213.5	246.7
Other***	878.9	734.8	888.9
Elimination of inter-company accounts	(925.8)	(818.7)	(942.8)

Consolidated	$2,950.5	$2,880.7	$3,259.2

* Capital expenditures include aircraft deposits, net of deposits returned.

** Certain amounts in the previously reported Alaska and Horizon financial information have been reclassified to conform with amounts presented in 2003.

*** Includes the parent company, Alaska Air Group, Inc, including its investments in Alaska and Horizon, which are eliminated in consolidation.

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

Note 16. Horizon Partnership Agreement

On January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines. At its maturity later in 2004, Horizon will operate nine 70-seat Bombardier CRJ-700 aircraft under the Frontier JetExpress brand, representing approximately 24% of total Horizon capacity and approximately 9% to 10% of total Horizon revenue. Horizon is responsible for flying and maintaining the aircraft and Frontier maintains control over scheduling and destinations. In exchange for providing these services, Horizon receives a base fee and performance-based incentives.

Note 17. Revision of Previously Issued Financial Statements

The Company previously recorded unrealized gains and losses related to the ineffective portion of changes in fair value of our fuel hedge positions as nonoperating income (expense) and then reclassified those gains and losses to fuel expense as those hedges were settled. This practice was not consistent with its stated policy, which is to record the ineffective portion in nonoperating income (expense). The Company has revised its consolidated financial statements to adjust its historical presentation of such items. Such revisions have resulted in reclassification between operating income (loss) and nonoperating income (expense) in the consolidated statements of operations. The revisions have no impact on previously reported pretax income (loss), net income (loss), earnings (loss) per share, the consolidated balance sheets, the consolidated statements of shareholders’ equity or the consolidated statements of cash flows for any periods.

The effect of the revisions for 2001, 2002, and 2003 is as follows (in millions):

	2001	2002	2003
Total Aircraft Fuel:
As Previously Reported	$324.3	$302.0	$356.9
As Revised	$324.3	$306.3	$363.3
Total Operating Expenses:
As Previously Reported	$2,279.1	$2,313.0	$2,455.9
As Revised	$2,279.1	$2,317.3	$2,462.3
Total Operating Loss:
As Previously Reported	$(126.3)	$(88.9)	$(11.1)
As Revised	$(126.3)	$(93.2)	$(17.5)
Nonoperating Income (Expense):
As Previously Reported	$62.8	$(12.9)	$40.1
As Revised	$62.8	$(8.6)	$46.5

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of Alaska Air Group, Inc.
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated statements of operations for each of the three years in the period ended December 31, 2003 have been revised to reflect consistent application of the Company’s policy to record the ineffective portion of its fuel hedging positions in other income/expense as further described in Note 17.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
February 27, 2004
(May 20, 2004 as to Note 17)

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

*3.(i)	Restated Certificate of Incorporation of Alaska Air Group, Inc. as amended through May 21, 1999 (Exhibit 3.1 to Second Quarter 2002 10-Q)

*3.(ii)	Bylaws of Alaska Air Group, Inc., as amended through February 12, 2003 (Exhibit 3.II to 2002 10-K)

*4.1	Indenture dated as of March 21, 2003 between Alaska Air Group, Inc. and U.S. Bank National Association, as Trustee, relating to senior convertible notes due 2023 (Exhibit 4.1 to First Quarter 2003 10-Q)

*4.2	Form of Senior Convertible Note due 2023 (Exhibit 4.1 to First Quarter 2003 10-Q)

*4.3	Registration Rights Agreement dated as of March 21, 2003 between Alaska Air Group, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and each of the Initial Purchasers of Senior Convertible Notes due 2023 (Exhibit 4.3 to First Quarter 2003 10-Q)

*4.4	Pledge Agreement dated as of March 21, 2003 between Alaska Air Group, Inc. in favor of U.S. Bank National Association relating to Senior Convertible Notes due 2023 (Exhibit 4.3 to First Quarter 2003 10-Q)

*4.5	Control Agreement dated as of March 21, 2003 between Alaska Air Group, Inc. and U.S. Bank National Association relating to Senior Convertible Notes due 2023 (Exhibit 4.5 to First Quarter 2003 10-Q)

*10	Employment agreement between Alaska Airlines, Inc. and George D. Bagley (Exhibit 10 to First Quarter 2002 10-Q)***

*10.1	2002 Management Incentive Plan***

*10.2	Loan Agreement dated as of December 1, 1984, between Alaska Airlines, Inc. and the Industrial Development Corporation of the Port of Seattle (Exhibit 10-38 to 1984 10-K)

*10.3	Alaska Air Group, Inc. 1988 Stock Option Plan, as amended through May 19, 1992 (Registration Statement No. 33-52242)***

*#10.4	Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement

#1 dated January 22, 1990 (Exhibit 10-14 to 1990 10-K)

*#10.5(a)	Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to Third Quarter 1996 10-Q)

*#10.5(b)	Supplemental Agreement 6 to Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft

*10.7	Supplemental retirement plan arrangement between Horizon Air Industries, Inc. and Jeffrey D. Pinneo***

*10.8	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan (Registration Statement 333-09547)***

*10.9	Alaska Air Group, Inc. Non Employee Director Stock Plan (Registration Statement 333-33727)***

*10.11	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan (Registration Statement 333-39899)***

*10.12	Alaska Air Group, Inc. 1981 Supplementary Retirement Plan for Elected Officers, as amended by First Amendment to the Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Officers***

*10.13	Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan***

*#10.14	Agreement dated December 21, 1998 between Horizon Air Industries, Inc. and Bombardier for the purchase of 25 Canadair regional jets series 700 aircraft (Exhibit 10.16 to 1998 Form 10-K)

*10.15	Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan (Registration Statement 333-87563)***

*10.16	Alaska Air Group, Inc. Change of Control Agreement dated October 27, 1999 (Exhibit 10.18 to 1999 Form 10-K)

*10.17	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended by First Amendment to the Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan

*#10.18	Codeshare Agreement dated as of September 18, 2003 between Horizon Air Industries, Inc. and Frontier Airlines, Inc. (Exhibit 10.1 to Third Quarter 2003 10-Q)

**12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

*21	Subsidiaries of the Registrant (Exhibit 22-01 to 1987 10-K)

**23	Consent of Deloitte & Touche LLP

**31.1	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**31.2	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

**32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Previously filed.

**	Filed herewith.

***	Indicates management contract or compensatory plan or arrangement.

#	Confidential treatment was requested as to a portion of this document.