Form 10-Q
period 2004-06-30
ALASKA AIR GROUP INC
filed 2004-08-09
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004.
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

     The registrant has 29,555,270 common shares, par value $1.00, outstanding at June 30, 2004.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that relate to future events of our future financial performance and involve a number of risks and uncertainties. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “forecast,” “may,” “will,” “could,” “should,” “expect,” “plan,” “believe,” “potential” or other similar words indicating future events or contingencies. Some of the things that could cause our actual results to differ from our expectations are: the competitive environment and other trends in our industry; economic conditions; our reliance on automated systems; actual or threatened terrorist attacks, global instability and potential U.S. military involvement; our ability to meet our cost reduction goals; labor disputes; changes in our operating costs including fuel and insurance; changes in laws and regulations; liability and other claims asserted against us; failure to expand our business; interest rates and the availability of financing; our ability to attract and retain qualified personnel; changes in our business plans; our significant indebtedness; downgrades of our credit ratings; and inflation. For a discussion of these and other risk factors, review the information under the caption “Business - Business Risks” in Item 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. All of the forward-looking statements are qualified in their entirety by reference to the risk factors discussed therein. Our forward-looking statements are based on the information currently available to us and speak only as of the date of this report. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report to conform them to actual results. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse.

PART I. FINANCIAL STATEMENTS

ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS

	December 31,	June 30,
(In Millions)	2003	2004
Current Assets
Cash and cash equivalents	$192.9	$206.1
Marketable securities	619.4	659.1
Receivables — net	120.7	121.1
Inventories and supplies — net	45.8	46.5
Deferred income taxes	90.6	94.2
Prepaid expenses and other current assets	78.9	126.1

Total Current Assets	1,148.3	1,253.1

Property and Equipment
Flight equipment	2,327.6	2,237.3
Other property and equipment	464.2	470.2
Deposits for future flight equipment	78.1	62.2

	2,869.9	2,769.7
Less accumulated depreciation and amortization	920.7	850.3

Total Property and Equipment — Net	1,949.2	1,919.4

Intangible Assets	45.6	45.6

Other Assets	116.1	143.9

Total Assets	$3,259.2	$3,362.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	June 30,
(In Millions)	2003	2004
Current Liabilities
Accounts payable	$132.9	$139.4
Accrued aircraft rent	75.6	65.9
Accrued wages, vacation and payroll taxes	92.7	91.2
Other accrued liabilities	271.8	303.9
Air traffic liability	237.7	341.6
Current portion of long-term debt and capital lease obligations	206.7	91.1

Total Current Liabilities	1,017.4	1,033.1

Long-Term Debt and Capital Lease Obligations	906.9	1,002.9

Other Liabilities and Credits
Deferred income taxes	192.0	182.4
Deferred revenue	252.4	281.1
Other liabilities	216.3	227.0

	660.7	690.5

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares	—	—
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2003 - 29,474,919 shares
2004 - 29,555,270 shares	29.5	29.6
Capital in excess of par value	486.3	487.7
Treasury stock, at cost: 2003 - 2,712,979 shares
2004 - 2,709,379 shares	(61.9)	(61.8)
Accumulated other comprehensive income (loss)	(79.0)	(74.9)
Retained earnings	299.3	254.9

	674.2	635.5

Total Liabilities and Shareholders’ Equity	$3,259.2	$3,362.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Three Months Ended June 30
(In Millions Except Per Share Amounts)	2003	2004
	Revised (See Note 12)
Operating Revenues
Passenger	$556.9	$637.4
Freight and mail	22.4	24.2
Other — net	31.3	37.1

Total Operating Revenues	610.6	698.7

Operating Expenses
Wages and benefits	232.5	244.6
Contracted services	24.4	33.4
Aircraft fuel	83.5	128.6
Aircraft maintenance	51.9	50.1
Aircraft rent	49.4	47.0
Food and beverage service	15.6	13.6
Other selling expenses and commissions	32.5	35.6
Depreciation and amortization	33.1	34.0
Loss on sale of assets	—	1.0
Landing fees and other rentals	40.2	45.4
Other	46.9	48.8
Impairment of aircraft and spare engines	—	37.2

Total Operating Expenses	610.0	719.3

Operating Income (Loss)	0.6	(20.6)

Nonoperating Income (Expense)
Interest income	5.4	6.1
Interest expense	(14.2)	(12.6)
Interest capitalized	0.7	0.3
U.S. government compensation	71.4	—
Other — net	8.9	26.1

	72.2	19.9

Income (loss) before income tax	72.8	(0.7)
Income tax expense	27.6	1.0

Net Income (Loss)	$45.2	$(1.7)

Basic and Diluted Earnings (Loss) Per Share	$1.70	$(0.06)

Shares used for computation:
Basic	26.618	26.818
Diluted	26.619	26.818

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Six Months Ended June 30
(In Millions Except Per Share Amounts)	2003	2004
	Revised (See Note 12)
Operating Revenues
Passenger	$1,032.4	$1,190.7
Freight and mail	41.0	42.8
Other — net	55.9	63.6

Total Operating Revenues	1,129.3	1,297.1

Operating Expenses
Wages and benefits	459.6	486.9
Contracted services	50.1	60.5
Aircraft fuel	173.7	236.4
Aircraft maintenance	97.8	100.9
Aircraft rent	96.9	94.8
Food and beverage service	29.0	25.2
Other selling expenses and commissions	63.0	74.0
Depreciation and amortization	65.5	70.1
Loss on sale of assets	0.1	1.4
Landing fees and other rentals	77.3	88.2
Other	94.3	98.2
Impairment of aircraft and spare engines	—	39.6

Total Operating Expenses	1,207.3	1,376.2

Operating Loss	(78.0)	(79.1)

Nonoperating Income (Expense)
Interest income	6.0	10.7
Interest expense	(25.3)	(25.3)
Interest capitalized	1.5	0.6
U.S. government compensation	71.4	—
Other — net	9.3	26.2

	62.9	12.2

Loss before income tax	(15.1)	(66.9)
Income tax benefit	(4.0)	(22.5)

Net Loss	$(11.1)	$(44.4)

Basic and Diluted Loss Per Share	$(0.42)	$(1.66)

Shares used for computation:
Basic	26.600	26.798
Diluted	26.600	26.798

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	Income (Loss)	Earnings	Total
Balances at December 31, 2003:	26.762	$29.5	$486.3	$(61.9)	$(79.0)	$299.3	$674.2

Net loss for the six months ended June 30, 2004						(44.4)	(44.4)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					(3.8)
Reclassification to earnings					0.7
Income tax effect					1.2

					(1.9)		(1.9)

Related to fuel hedges:
Change in fair value					18.1
Reclassification to earnings					(8.5)
Income tax effect					(3.6)

					6.0		6.0

Total comprehensive loss							(40.3)
Treasury stock sales	0.003	—	—	0.1			0.1
Stock issued for employee stock purchase plan	0.072	0.1	1.2	—			1.3
Stock issued under stock plans	0.009	—	0.2	—			0.2

Balances at June 30, 2004	26.846	$29.6	$487.7	$(61.8)	$(74.9)	$254.9	$635.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

Six Months Ended June 30 (In Millions)	2003	2004
Cash flows from operating activities:
Net loss	$(11.1)	$(44.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of aircraft and spare engines	—	39.6
Depreciation and amortization	65.5	70.1
Amortization of airframe and engine overhauls	32.8	35.1
Changes in fair values of fuel hedges	(0.4)	(24.1)
Loss on sale of assets	0.1	1.4
Decrease in deferred income taxes	(4.0)	(13.2)
Increase in accounts receivable — net	(15.9)	(0.4)
Increase in prepaid expenses and other current assets	(2.5)	(24.1)
Increase in air traffic liability	86.6	103.9
Increase in other current liabilities	8.4	27.4
Increase in deferred revenue and other-net	27.5	17.5

Net cash provided by operating activities	187.0	188.8

Cash flows from investing activities:
Proceeds from disposition of assets	0.9	4.4
Purchases of marketable securities	(593.8)	(434.7)
Sales and maturities of marketable securities	354.9	392.0
Property and equipment additions:
Aircraft purchase deposits	(20.0)	(5.5)
Capitalized overhauls	(42.2)	(24.5)
Aircraft	(157.4)	(39.1)
Other flight equipment	(14.9)	(11.2)
Other property	(13.7)	(22.4)
Aircraft deposits returned	1.2	14.0
Restricted deposits and other	(25.7)	—

Net cash used in investing activities	(510.7)	(127.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	210.3	94.6
Long-term debt and capital lease payments	(42.2)	(144.8)
Proceeds from issuance of common stock	1.2	1.6

Net cash provided by (used in) financing activities	169.3	(48.6)

Net change in cash and cash equivalents	(154.4)	13.2
Cash and cash equivalents at beginning of period	269.0	192.9

Cash and cash equivalents at end of period	$114.6	$206.1

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$22.5	$24.7
Income taxes	—	(42.9)
Noncash investing and financing activities:
Assets acquired under long-term debt	—	30.6

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of June 30, 2004, as well as the results of operations for the three and six months ended June 30, 2003 and 2004. The adjustments made were of a normal recurring nature.

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates made include assumptions used to record liabilities, expenses and revenues associated with the Company’s Mileage Plan, lease return provisions, the fair market value of surplus or impaired aircraft, engines and parts, and the amounts of certain accrued liabilities. Actual results may differ from the Company’s estimates.

Stock Options

The Company has four stock option plans that provide for the grant of options to purchase Air Group common stock at stipulated prices on the date of the grant to officers and employees of Air Group and its subsidiaries. The Company applies the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, in accounting for stock options. Accordingly, no compensation cost has been recognized for these plans as the exercise price of options equals the fair market value on the date of grant.

The following table represents the effect of net income (loss) and earnings (loss) per share if the Company had applied the fair value based method and recognition provisions of Statement on Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income (loss):
As reported	$45.2	$(1.7)	$(11.1)	$(44.4)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.5)	(1.2)	(3.2)	(2.3)

Pro forma net income (loss)	$43.7	$(2.9)	$(14.3)	$(46.7)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Basic and diluted earnings (loss) per share:
As reported	$1.70	$(0.06)	$(0.42)	$(1.66)
Pro forma	1.64	(0.11)	(0.54)	(1.74)

Note 2. Impairment of Aircraft and Related Spare Engines

Impairment of 737-200C Aircraft

In June 2004, the Company’s Board approved a plan to accelerate the retirement of its Boeing 737-200C fleet and remove those aircraft from service (periodically by the end of 2007) earlier than initially planned. In July 2004, the Company announced its plan to replace these aircraft by modifying five existing 737-400 aircraft and using other existing 737-400 aircraft for the remaining passenger capacity. Four of the five modified airplanes will be converted into combination passenger/cargo aircraft and one will be converted to an all cargo aircraft. The Company expects to backfill the 737-400s with one acquired Boeing 737-800 in 2005 and two in 2006, although the Company does not have firm commitments for these aircraft at this time.

As a result of this decision, the Company evaluated impairment as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and concluded that the carrying value of the 737-200C fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the second quarter of 2004, the Company recorded an impairment charge totaling $36.8 million (pretax) to write down the fleet to its estimated fair market value.

The estimated fair value of the Company’s aircraft was derived using third-party appraisals and market data compiled by an independent pricing authority, and adjusted for other factors that management deemed appropriate. In conjunction with the fair value determination, the Company has reassessed the useful lives and residual values of the fleet and related spare equipment and will depreciate the remaining carrying values through 2007 when the last aircraft will be retired.

Impairment of F-28 Aircraft and Related Spare Engines

During the first and second quarters of 2004, Horizon recorded impairment charges of $2.4 million and $0.4 million, respectively, associated with its F-28 aircraft and spare engines to lower the carrying value of these assets to their estimated net realizable value.

Note 3. Derivative Financial Instruments

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel, which accounted for 14% of all of 2003 and 18% of year-to-date 2004 operating expenses (pre-impairment). To manage economic risks associated with fluctuations in aircraft fuel prices, the Company enters into swap agreements and call options for crude oil. These hedging contracts have in the past been “highly correlated” to changes in aircraft fuel prices, and therefore qualified as “cash flow hedges” under SFAS No. 133 whereby the majority of the changes in fair value were deferred in Accumulated Other Comprehensive Income on the Company’s Balance Sheet until these hedge positions were settled at which point they were recognized in earnings.

The Company’s current fuel hedge program includes the same underlying commodities used historically, however, because of recent variations in the spread between the prices of crude oil and jet fuel, the Company’s existing hedge contracts as of June 30, 2004, are no longer “highly correlated” to changes in prices of aircraft fuel, as defined in SFAS No. 133. The impacts on the Company’s reported results are as follows:

•	All second quarter of 2004 changes in the fair value of fuel hedge contracts that existed as of March 31, 2004 or hedge positions entered into subsequent to March 31, 2004 are reported in other non-operating income (expense).

•	Because the Company will be recording fair value changes in its consolidated statement of operations as they occur (in non-operating income (expense)), actual gains or losses realized upon settlement of the hedge contracts entered into subsequent to March 31, 2004 will not be reflected in fuel expense until high correlation returns and the positions are redesignated.

•	Reported fuel expense will include effective gains associated with hedge positions that settled during the current period on contracts that existed at March 31, 2004 to the extent that mark-to-market gains were already included in Accumulated Other Comprehensive Income at March 31, 2004.

The following table summarizes realized fuel hedging gains and changes in fair value of hedging contracts outstanding as of June 30, 2004 and 2003 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Settled hedging gains included in aircraft fuel	$2.3	$5.0	$11.4	$8.5

Hedging gains included in non-operating income (expense)*	$4.4	$3.6	$5.1	$3.6

Fair market value adjustment included in non-operating income (expense)**	$—	$22.3	$—	$22.8

* Includes the ineffective portion recorded currently in earnings using “hedge accounting”.

** Includes changes in fair value since March 31, 2004 resulting from the loss of “hedge accounting”.

Fuel hedge positions entered into by Alaska and Horizon are currently as follows:

	Approximate % of
	Expected Fuel	Gallons Hedged	Approximate Crude
	Requirements	(in millions)	Oil Price per Barrel
July – December 2004	45%	92.2	$29.88
January – December 2005	48%	197.4	$29.20
January – December 2006	15%	63.4	$31.24

As of December 31, 2003 and June 30, 2004, the fair values of the Company’s fuel hedge positions were $18.4 million and $59.0 million, respectively, and are presented in the consolidated balance sheets as follows (in millions):

	December 31, 2003	June 30, 2004
Prepaid and other current assets	$12.0	$35.0
Other assets	6.4	24.0

	$18.4	$59.0

Note 4. Other Assets

At December 31, 2003 and June 30, 2004, other assets consisted of the following (in millions):

	December 31, 2003	June 30, 2004
Restricted deposits (primarily restricted investments)	$70.8	$74.1
Derivative financial instruments (fuel hedges)	6.4	24.0
Deferred costs and other	27.7	38.3
Restricted cash for senior convertible notes	11.2	7.5

	$116.1	$143.9

Note 5. Frequent Flyer Program

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions (in millions):

	December 31, 2003	June 30, 2004
Current Liabilities:
Other accrued liabilities	$112.9	$126.3
Other Liabilities and Credits (non-current):
Deferred revenue	204.5	226.1
Other liabilities	18.6	19.2

Total	$336.0	$371.6

Note 6. Employee Benefit Plans

Pension Plans-Defined Benefit

Net pension expense for the three and six months ended June 30 included the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Service cost	$11.1	$13.7	$22.2	$27.4
Interest cost	10.8	12.0	21.6	24.0
Expected return on assets	(8.5)	(10.7)	(17.0)	(21.4)
Amortization of prior service cost	1.3	1.3	2.6	2.6
Actuarial gain	3.7	3.7	7.4	7.4

Net pension expense	$18.4	$20.0	$36.8	$40.0

The Company made no contributions to its defined benefit pension plans during the three and six months ended June 30, 2003. The Company made $16.5 million and $32.9 million in contributions during the three and six months ended June 30, 2004, respectively, and expects to contribute an additional $16.5 million to these plans during the remainder of 2004.

Pension Plans-Noncontributory

Net pension expense for the unfunded, noncontributory defined benefit plans for certain elected officers of the Company for the three and six months ended June 30 included the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Service cost	$0.2	$0.3	$0.4	$0.6
Interest cost	0.5	0.5	1.0	1.0
Actuarial gain	0.1	0.2	0.2	0.4

Net pension expense	$0.8	$1.0	$1.6	$2.0

Other Postretirement Benefits

Net periodic benefit cost for the postretirement medical plans for the three and six months ended June 30 included the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Service cost	$0.9	$1.2	$1.8	$2.4
Interest cost	1.1	1.3	2.2	2.6
Amortization of prior service cost	—	(0.1)	—	(0.2)
Actuarial gain	0.4	0.7	0.8	1.4

Net periodic benefit cost	$2.4	$3.1	$4.8	$6.2

Note 7. Earnings (Loss) Per Share

Earnings (loss) per share calculations were as follows (in millions except per share amounts). Stock options are included in the computation of diluted loss per share unless their impact is antidilutive. For the three and six months ended June 30, 2003 and 2004, options to purchase 3.7 million shares and 3.9 million shares of common stock, respectively, were excluded from the calculations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Basic
Net income (loss)	$45.2	$(1.7)	$(11.1)	$(44.4)
Weighted average shares outstanding	26.618	26.818	26.600	26.798

Earnings (loss) per share	$1.70	$(0.06)	$(0.42)	$(1.66)

Diluted
Net income (loss)	$45.2	$(1.7)	$(11.1)	$(44.4)
Weighted average shares outstanding	26.618	26.818	26.600	26.798
Assumed exercise of stock options	.001	—	—	—

Diluted EPS shares	26.619	26.818	26.600	26.798

Earnings (loss) per share	$1.70	$(0.06)	$(0.42)	$(1.66)

Diluted shares also excludes the shares of common stock issuable upon conversion of the Company’s floating rate senior convertible notes due in 2023 (the Notes) issued on March 21, 2003, because the closing prices of Air Group’s common stock during the first and second quarters of 2003 and 2004 did not trigger the convertibility feature and for periods with a net loss, their effect would have been antidilutive. Holders may surrender the notes for conversion into shares of the Company’s common stock (or cash, at the election of the Company) if the closing sale price of the Company’s common stock exceeds 110% of the accreted conversion price under the Notes for 20 days in the 30 trading-day period ending on the last day of the fiscal quarter. In addition, holders may require the Company to purchase all or a portion of their Notes, for a purchase price equal to principal plus accrued interest, on the 5th, 10th and 15th anniversaries of the issuance of the Notes, or upon the occurrence of a change of control or tax event.

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

Note 8. Operating Segment Information

Operating segment information for Alaska and Horizon for the three and six month periods ended June 30 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Operating revenues:
Alaska	$510.6	$577.6	$937.6	$1,068.9
Horizon	110.7	124.7	209.6	235.0
Elimination of intercompany revenues	(10.7)	(3.6)	(17.9)	(6.8)

Consolidated	$610.6	$698.7	$1,129.3	$1,297.1

Income (loss) before income tax:
Alaska	$59.6	$(2.8)	$(11.0)	$(56.0)
Horizon	15.7	4.7	0.4	(5.7)
Other*	(2.5)	(2.6)	(4.5)	(5.2)

Consolidated	$72.8	$(0.7)	$(15.1)	$(66.9)

Total assets at end of period:
Alaska			$3,033.3	$3,144.8
Horizon			251.4	290.7
Other*			871.6	809.2
Elimination of intercompany accounts			(971.9)	(882.7)

Consolidated			$3,184.4	$3,362.0

* Includes the parent company, Alaska Air Group, Inc, including Alaska Air Group Leasing and investments in Alaska and Horizon, which are eliminated in consolidation.

Note 9. Long-Term Debt and Capital Lease Obligations

At December 31, 2003, and June 30, 2004, long-term debt and capital lease obligations were as follows (in millions):

	December 31, 2003	June 30, 2004
Fixed rate notes payable due through 2015	$382.6	$372.1
Variable rate notes payable due through 2018	572.5	571.4
Senior convertible notes due through 2023	150.0	150.0

Long-term debt	1,105.1	1,093.5
Capital lease obligations	8.5	0.5
Less current portion	(206.7)	(91.1)

	$906.9	$1,002.9

During the first six months of 2004, Alaska issued $94.6 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 12 to 16 years. Debt issuances during the period were offset by normal long-term debt payments of $34.8 million and payments made to the Company’s credit facility of $110.0 million. Subsequent to quarter end, the remainder of the Company’s credit facility was paid off.

In June 2004, Horizon re-financed two Bombardier Q400s under long-term debt arrangements totaling $30.6 million. These debt arrangements have a 15-year term and interest rates that vary with LIBOR. The aircraft were originally leased in January 2004 and were treated as capital leases at that time. The resulting re-financing transaction did not result in any gain or loss in the consolidated statements of operations.

Note 10. Contingencies

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

Note 11. U.S. Government Compensation

On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act included $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. In May 2003, the Company received its share of the one-time cash grant in the amount of $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon).

Note 12. Revision of Previously Issued Financial Statements

In its previously reported 2003 Form 10-Q’s, the Company recorded unrealized gains and losses related to the ineffective portion of changes in fair value of our fuel hedge positions as nonoperating income (expense) and then reclassified those gains and losses to fuel expense as those hedges were settled. This practice was not consistent with its stated policy, which is to record the ineffective portion in nonoperating income (expense). The Company has revised its 2003 reported condensed consolidated financial statements to adjust its historical presentation of such items. Such revisions have resulted in reclassification between operating income (loss) and nonoperating income (expense) in the condensed consolidated statements of operations. The revisions have no impact on previously reported pretax income (loss), net income (loss), earnings (loss) per share, the condensed consolidated balance sheets, the condensed consolidated statements of shareholders’ equity or the condensed consolidated statements of cash flows for any periods.

The effect of the revisions for 2003 is as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003
Total Aircraft Fuel:
As Previously Reported	$80.1	$170.3
As Revised	$83.5	$173.7
Total Operating Expenses:
As Previously Reported	$606.6	$1,203.9
As Revised	$610.0	$1,207.3
Total Operating Income (Loss):
As Previously Reported	$4.0	$(74.6)
As Revised	$0.6	$(78.0)
Nonoperating income:
As Previously Reported	$68.8	$59.5
As Revised	$72.2	$62.9

Alaska Airlines Financial and Statistical Data (Unaudited)

	Three Months Ended June 30						Six Months Ended June 30
					%						%
Financial Data (in millions):	2003*		2004		Change		2003*		2004		Change
Operating Revenues:
Passenger	$460.6		$519.9			12.9%	$847.6		$969.2			14.3%
Freight and mail	21.0		23.1			10.0%	38.4		40.8			6.3%
Other — net	29.0		34.6			19.3%	51.6		58.9			14.1%

Total Operating Revenues	510.6		577.6			13.1%	937.6		1,068.9			14.0%

Operating Expenses:
Wages and benefits	192.0		203.7			6.1%	380.0		404.5			6.4%
Contracted services	19.7		29.4			49.2%	40.4		52.5			30.0%
Aircraft fuel	72.0		112.6			56.4%	148.9		206.2			38.5%
Aircraft maintenance	44.6		40.7			-8.7%	82.5		84.2			2.1%
Aircraft rent	31.2		27.9			-10.6%	61.7		57.4			-7.0%
Food and beverage service	14.9		13.0			-12.8%	27.8		24.2			-12.9%
Other selling expenses and commissions	35.5		31.3			-11.8%	65.6		65.2			-0.6%
Depreciation and amortization	29.6		30.4			2.7%	58.1		63.2			8.8%
Loss on sale of assets	0.2		1.1		NM		0.5		1.9		NM
Landing fees and other rentals	31.2		35.3			13.1%	59.9		68.5			14.4%
Other	34.3		37.0			7.9%	68.4		73.9			8.0%
Impairment of aircraft	—		36.8			100.0%	—		36.8			100.0%

Total Operating Expenses	505.2		599.2			18.6%	993.8		1,138.5			14.6%

Operating Income (Loss)	5.4		(21.6)		NM		(56.2)		(69.6)		NM

Interest income	4.5		6.3				5.7		11.6
Interest expense	(11.4)		(10.7)				(22.7)		(21.5)
Interest capitalized	0.4		0.2				1.1		0.3
U.S. government compensation	52.8		—				52.8		—
Other — net	7.9		23.0				8.3		23.2

	54.2		18.8				45.2		13.6

Income (Loss) Before Income Tax	$59.6		$(2.8)		NM		$(11.0)		$(56.0)		NM

Operating Statistics:
Revenue passengers (000)	3,797		4,116			8.4%	7,055		7,707			9.2%
RPMs (000,000)	3,678		4,104			11.6%	6,821		7,684			12.7%
ASMs (000,000)	5,209		5,635			8.2%	9,918		10,813			9.0%
Passenger load factor	70.6%		72.8%		2.2	pts	68.8%		71.1%		2.3	pts
Breakeven load factor, excluding impairment charge	70.2%		68.5%		-1.7	pts	74.9%		73.3%		-1.6	pts
Yield per passenger mile	12.52	¢	12.67	¢		1.2%	12.43	¢	12.61	¢		1.4%
Operating revenue per ASM	9.80	¢	10.25	¢		4.6%	9.45	¢	9.89	¢		4.7%
Operating expenses per ASM (a)	9.70	¢	10.63	¢		9.6%	10.02	¢	10.53	¢		5.1%
Operating expenses per ASM excluding fuel and impairment charge (a)	8.32	¢	7.98	¢		-4.1%	8.52	¢	8.28	¢		-2.8%
Fuel cost per gallon (a)	85.4	¢	126.7	¢		48.4%	92.0	¢	120.0	¢		30.4%
Fuel cost per gallon excluding all hedging activities (a)	87.8	¢	131.6	¢		49.9%	98.0	¢	124.4	¢		26.9%
Economic fuel cost per gallon (a)	82.0	¢	123.1	¢		50.1%	90.2	¢	118.2	¢		31.0%
Fuel gallons (000,000)	84.3		88.9			5.5%	161.9		171.8			6.1%
Average number of employees	10,136		10,255			1.2%	10,062		10,120			0.6%
Aircraft utilization (blk hrs/day)	10.5		11.1			5.7%	10.4		10.7			2.9%
Operating fleet at period-end	110		108			-1.8%	110		108			-1.8%
NM = Not Meaningful

(a) See Note A on Page 20.

* As revised. See Note 12 to the condensed consolidated financial statements.

Horizon Air Financial and Statistical Data (Unaudited)

	Three Months Ended June 30					Six Months Ended June 30
					%					%
Financial Data (in millions):	2003*		2004		Change	2003*		2004		Change
Operating Revenues:
Passenger	$105.6		$119.9		13.5%	$199.6		$225.9		13.2%
Freight and mail	1.4		1.1		-21.4%	2.6		2.0		-23.1%
Other - net	3.7		3.7		0.0%	7.4		7.1		-4.1%

Total Operating Revenues	110.7		124.7		12.6%	209.6		235.0		12.1%

Operating Expenses:
Wages and benefits	40.5		40.9		1.0%	79.6		82.4		3.5%
Contracted services	6.1		5.2		-14.8%	12.7		10.4		-18.1%
Aircraft fuel	11.5		16.0		39.1%	24.8		30.2		21.8%
Aircraft maintenance	7.3		9.4		28.8%	15.3		16.7		9.2%
Aircraft rent	18.2		19.1		4.9%	35.2		37.4		6.3%
Food and beverage service	0.7		0.6		-14.3%	1.2		1.0		-16.7%
Other selling expenses and commissions	6.3		6.7		6.3%	12.2		13.2		8.2%
Depreciation and amortization	3.2		3.3		3.1%	6.8		6.3		-7.4%
Gain on sale of assets	(0.2)		(0.1)		NM	(0.4)		(0.5)		NM
Landing fees and other rentals	9.2		10.3		12.0%	17.9		20.2		12.8%
Other	11.4		10.8		-5.3%	22.9		22.3		-2.6%
Impairment of aircraft and spare engines	—		0.4		100.0%	—		2.8		100.0%

Total Operating Expenses	114.2		122.6		7.4%	228.2		242.4		6.2%

Operating Loss	(3.5)		2.1		NM	(18.6)		(7.4)		NM

Interest income	0.1		0.4			0.3		0.6
Interest expense	(0.8)		(1.0)			(1.3)		(2.3)
Interest capitalized	0.3		0.1			0.4		0.3
U.S. government compensation	18.6		—			18.6		—
Other-net	1.0		3.1			1.0		3.1

	19.2		2.6			19.0		1.7

Income (Loss) Before Income Tax	$15.7		$4.7		NM	$0.4		$(5.7)		NM

Operating Statistics:
Revenue passengers (000)	1,207		1,454		20.5%	2,295		2,721		18.6%
RPMs (000,000)	400		535		33.8%	758		985		29.9%
ASMs (000,000)	633		792		25.1%	1,248		1,484		18.9%
Passenger load factor	63.3%		67.5%		4.2 pts	60.7%		66.4%		5.7 pts
Breakeven load factor, excluding impairment charge	65.3%		65.0%		-0.3 pts	66.8%		66.9%		0.1 pts
Yield per passenger mile	26.40	¢	22.42	¢	-15.1%	26.33	¢	22.94	¢	-12.9%
Operating revenue per ASM	17.49	¢	15.75	¢	-9.9%	16.79	¢	15.84	¢	-5.7%
Operating expenses per ASM (a)	18.04	¢	15.49	¢	-14.1%	18.29	¢	16.34	¢	-10.7%
Operating expenses per ASM excluding fuel and impairment charge (a)	16.22	¢	13.43	¢	-17.2%	16.30	¢	14.12	¢	-13.4%
Fuel cost per gallon (a) **	87.8	¢	131.1	¢	49.3%	95.0	¢	124.3	¢	30.8%
Fuel cost per gallon excluding all hedging activities (a) **	90.1	¢	136.1	¢	51.1%	101.5	¢	128.4	¢	26.5%
Economic fuel cost per gallon (a) **	83.5	¢	127.1	¢	52.2%	92.7	¢	122.8	¢	32.5%
Fuel gallons (000,000) **	13.1		12.2		-6.9%	26.1		24.3		-6.9%
Average number of employees	3,342		3,414		2.2%	3,378		3,379		0.0%
Aircraft utilization (blk hrs/day)	7.8		8.4		7.7%	7.8		8.0		2.6%
Operating fleet at period-end	59		64		8.5%	59		64		8.5%
NM = Not Meaningful

(a) See Note A on Page 20.

* As revised. See Note 12 to the condensed consolidated financial statements.

** Excludes contract flying for Frontier Airlines.

Note A:

Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor our performance both with and without the cost of aircraft fuel (including the impact of our fuel hedging program where appropriate), the impairment charge related to Alaska’s 737-200 aircraft and Horizon’s F-28 aircraft and spare engines, government compensation and mark-to-market hedging gains recorded during the second quarter of 2004. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control, it is our view that the measurement and monitoring of performance without fuel is important. In addition, we believe the disclosure of financial performance without impairment charges, government compensation and mark-to-market hedging gains is useful to investors in evaluating our ongoing operational performance. Finally, these non-GAAP financial measures are also comparable to financial measures reported to the Department of Transportation by other major network airlines.

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for both Alaska Airlines, Inc. and Horizon Air Industries, Inc.:

Alaska Airlines, Inc.:
($ in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2003*		2004		2003*		2004
Unit cost reconciliations:
Operating expenses	$505.2		$599.2		$993.8		$1,138.5
ASMs (000,000)	5,209		5,635		9,918		10,813

Operating expenses per ASM	9.70	¢	10.63	¢	10.02	¢	10.53 ¢

Operating expenses	$505.2		$599.2		$993.8		$1,138.5
Less: aircraft fuel	(72.0)		(112.6)		(148.9)		(206.2)
Less: impairment of aircraft	—		(36.8)		—		(36.8)

Operating expense excluding fuel and impairment charge	$433.2		$449.8		$844.9		$895.5
ASMs (000,000)	5,209		5,635		9,918		10,813

Operating expense per ASM excluding fuel and impairment charge	8.32	¢	7.98	¢	8.52	¢	8.28 ¢

Aircraft fuel reconciliations:
Aircraft fuel	$72.0		$112.6		$148.9		$206.2
Fuel gallons (000,000)	84.3		88.9		161.9		171.8

Fuel cost per gallon (GAAP basis)	85.4	¢	126.7	¢	92.0	¢	120.0 ¢

Aircraft fuel	$72.0		$112.6		$148.9		$206.2
Add: hedging gains included in aircraft fuel	2.0		4.4		9.7		7.5

Aircraft fuel excluding all hedging gains	$74.0		$117.0		$158.6		$213.7
Fuel gallons (000,000)	84.3		88.9		161.9		171.8

Fuel cost per gallon excluding all hedging activities	87.8	¢	131.6	¢	98.0	¢	124.4 ¢

Aircraft fuel	$72.0		$112.6		$148.9		$206.2
Less: Gains on settled hedges included in nonoperating income (expense)	(2.9)		(3.2)		(2.9)		(3.2)

Adjusted fuel	69.1		109.4		146.0		203.0
Fuel gallons (000,000)	84.3		88.9		161.9		171.8

Economic fuel cost per gallon	82.0	¢	123.1	¢	90.2	¢	118.2 ¢

Reconciliation to GAAP pretax income (loss):
Pretax income (loss) excluding impairment charge, government comp and mark-to-market hedging gains	$6.8		$14.4		($63.8)		($39.3)
Less: impairment of aircraft and related spare parts	—		(36.8)		—		(36.8)
Add: government compensation	52.8		—		52.8		—
Add: mark-to-market hedging gains included in nonoperating income (expense)	—		19.6		—		20.1

Pretax income (loss) reported GAAP amounts	$59.6		($2.8)		($11.0)		($56.0)

* As revised. See Note 12 to the condensed consolidated financial statements.

Horizon Air Industries, Inc.
($ in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2003*		2004		2003*		2004
Unit cost reconciliations:
Operating expenses	$114.2		$122.6		$228.2		$242.4
ASMs (000,000)	633		792		1,248		1,484

Operating expenses per ASM	18.04	¢	15.49	¢	18.29	¢	16.34 ¢

Operating expenses	$114.2		$122.6		$228.2		$242.4
Less: aircraft fuel	(11.5)		(16.0)		(24.8)		(30.2)
Less: impairment of aircraft	—		(0.4)		—		(2.8)

Operating expense excluding fuel and impairment charge	$102.7		$106.2		$203.4		$209.4
ASMs (000,000)	633		792		1,248		1,484

Operating expense per ASM excluding fuel and impairment charge	16.22	¢	13.43	¢	16.30	¢	14.12 ¢

Aircraft fuel reconciliations:
Aircraft fuel	$11.5		$16.0		$24.8		$30.2
Fuel gallons (000,000)	13.1		12.2		26.1		24.3

Fuel cost per gallon (GAAP basis)	87.8	¢	131.1	¢	95.0	¢	124.3 ¢

Aircraft fuel	$11.5		$16.0		$24.8		$30.2
Add: hedging gains included in aircraft fuel	0.3		0.6		1.7		1.0

Aircraft fuel excluding all hedging gains	$11.8		$16.6		$26.5		$31.2
Fuel gallons (000,000)	13.1		12.2		26.1		24.3

Fuel cost per gallon excluding all hedging activities	90.1	¢	136.1	¢	101.5	¢	128.4 ¢

Aircraft fuel	$11.5		$16.0		$24.8		$30.2
Less: Gains on settled hedges included in nonoperating income (expense)	(0.5)		(0.4)		(0.5)		(0.4)

Adjusted fuel	11.0		15.6		24.3		29.8
Fuel gallons (000,000)	13.1		12.2		26.1		24.3

Economic fuel cost per gallon	83.5	¢	127.1	¢	92.7	¢	122.8 ¢

Reconciliation to GAAP pretax income (loss):
Pretax income (loss) excluding impairment charge, government comp and mark-to-market hedging gains	($2.9)		$2.4		($18.2)		($5.6)
Less: impairment of aircraft and related spare parts	—		(0.4)		—		(2.8)
Add: government compensation	18.6		—		18.6		—
Add: mark-to-market hedging gains included in nonoperating income (expense)	—		2.7		—		2.7

Pretax income (loss) reported GAAP amounts	$15.7		$4.7		$0.4		($5.7)

* As revised. See Note 12 to the condensed consolidated financial statements.

Air Group Net Income (Loss) and EPS Reconciliation:

The following table summarizes Alaska Air Group, Inc.’s net income (loss) and diluted income (loss) per share during 2003 and 2004 excluding impairment charges, the second quarter of 2004 hedging mark-to-market gain of $22.3 million ($14.8 million, net of tax), government compensation and as reported in accordance with GAAP (in millions except per share amounts):

	Three Months Ended June 30,
	2003		2004
	Dollars	EPS	Dollars	EPS
Net income (loss) and diluted EPS excluding government compensation, hedging gains and impairment charge	$0.9	$0.04	$8.2	$0.31
Government compensation, net of tax	44.3	1.66	—	—
Mark-to-market hedging gains, net of tax	—	—	14.8	0.55
Impairment charge, net of tax	—	—	(24.7)	(0.92)

Reported GAAP amounts	$45.2	$1.70	($1.7)	($0.06)

	Six Months Ended June 30,
	2003		2004
	Dollars	EPS	Dollars	EPS
Net loss and diluted EPS excluding government compensation, hedging gains and impairment charge	($55.4)	($2.09)	($33.2)	($1.24)
Government compensation, net of tax	44.3	1.67	—	—
Mark-to-market hedging gains, net of tax	—	—	15.1	0.56
Impairment charge, net of tax	—	—	(26.3)	(0.98)

Reported GAAP amounts	($11.1)	($0.42)	($44.4)	($1.66)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note.

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

Second Quarter in Review and Current Events

We recorded a second quarter 2004 net loss of $1.7 million, or $0.06 per diluted share, compared to net income of $45.2 million, or $1.70 per diluted share, in the second quarter of 2003. Second quarter results include impairment charges of $37.2 million ($24.7 million net of tax, or $0.92 per share), substantially all of which was associated with a decision to accelerate the retirement of the Company’s Boeing 737-200C fleet. Second quarter results also include $22.3 million ($14.8 million net of tax, or $0.55 per share) in mark-to-market hedging gains reflecting an increase in the fair value of the Company’s current hedge portfolio since March 31, 2004. Reduced correlation of our hedged items resulted in the loss of “hedge accounting” during the quarter. Without these items in 2004 and the government compensation received in 2003 which is discussed in Note 11 to the condensed consolidated financial statements, net income would have been $8.2 million, or $0.31 per share during 2004, compared to $0.9 million, or $0.04 per share, in 2003. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 18 and 19, respectively. A discussion of the three-month data follows. On pages 20 through 22, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Impairment of 737-200C Aircraft

In June 2004, the Company’s Board approved a plan to accelerate the retirement of its Boeing 737-200C fleet and remove those aircraft from service (periodically by the end of 2007) earlier than initially planned. In July 2004, the Company announced its plan to replace these aircraft by modifying five existing 737-400 aircraft and using other existing 737-400 aircraft for the remaining passenger capacity. Four of the five modified airplanes will be converted into combination passenger/cargo aircraft and one will be converted to an all cargo aircraft. The Company expects to backfill the 737-400s with one acquired Boeing 737-800 in 2005 and two in 2006, although the Company does not have firm commitments for these aircraft at this time.

As a result of this decision, the Company evaluated impairment as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and concluded that the carrying value of the 737-200C fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the second quarter of 2004, the Company recorded an impairment charge totaling $36.8 million (pretax) to write down the fleet to its estimated fair market value. In addition, we revised our estimates of the useful lives and residual values of the fleet and related spare equipment and will depreciate the remaining carrying values through 2007, when the last aircraft will be retired.

Mark-to-Market Fuel Hedging Gains

Beginning in the second quarter of 2004, we lost the ability to defer, as a component of comprehensive income, recognition of any unrealized gain or loss on our fuel hedge contracts until the hedged fuel is consumed. We lost this because the correlation between crude oil, the commodity we use to hedge, and West Coast jet fuel fell below required thresholds. For more discussion, see Note 3 to our condensed consolidated financial statements.

The implications of this going forward are twofold: First, we will have more volatile earnings as we mark our entire hedge portfolio to market each quarter-end and report the gain or loss in other non-operating income or expense, and second, to an increasing extent, the impact of our fuel hedge program will not be reflected in fuel expense. We had unrealized gains on our balance sheet of $26.5 million at March 31, 2004 when we last qualified for hedge accounting. These unrealized gains will be recognized in fuel expense as the hedged fuel is consumed. Subsequent gains or losses in our current hedge positions will be recorded in other non-operating income or expense until high correlation returns and the positions are redesignated.

We have provided information on mark-to- market gains or losses, as well as calculations of our economic fuel cost per gallon on pages 20 through 22.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.

Other Events

On January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines. During the second quarter of 2004, service under this agreement became fully operational and as of June 30, 2004, Horizon was operating nine regional jet aircraft under the Frontier JetExpress brand. This represented 22.5% of Horizon’s second quarter capacity and 9.6% of passenger revenues.

The arrangement with Frontier provides for reimbursement of expected costs plus a base mark up and certain incentives. However, since Horizon is not responsible for many of the typical costs of operations such as fuel, landing fees, marketing costs and station labor and rents, revenue per ASM, cost per ASM and cost per ASM excluding fuel for this flying is significantly lower than compared to Horizon’s native network flying.

For 2004, Alaska and Horizon expect capacity increases of 6.5% and 20%, respectively. The expected capacity increase at Alaska is due largely to the annualization of the additional aircraft added in 2003 combined with increases in utilization. Horizon’s expected capacity increase is due largely to the annualization of aircraft additions in late 2003, the addition of two aircraft in the first half of 2004, the arrival of a third aircraft in early July 2004 and higher utilization resulting from the new contract flying for Frontier.

Results of Operations

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

During the second quarter of 2004, we recorded consolidated operating and pre-tax losses of $20.6 million and $0.7 million, respectively, versus consolidated operating and pre-tax income of $0.6 million and $72.8 million, respectively, in the second quarter of 2003.

Alaska Airlines Revenues

Operating revenues increased $67.0 million, or 13.1%, during 2004 as compared to 2003. For the quarter, available seat miles (ASMs or capacity) increased 8.2% and revenue passenger miles (RPMs or traffic) increased 11.6%. More than two-thirds of our 2004 ASM growth came from expansion in our Trans Continental markets and Denver. The remaining increases in capacity primarily reflect increases in service to the Pacific Northwest, Nevada, Mexico and Southern California, partially offset by decreases in service to Northern Alaska, Canada, Arizona and the Bay Area. Traffic increases primarily reflect increases in traffic in the Trans Continental, Denver, Pacific Northwest, Nevada and Anchorage/Fairbanks-Lower 48 markets, partially offset by decreases in traffic in Northern Alaska and Arizona.

Yield per passenger mile increased 1.2% and passenger load factor increased 2.2 points during the second quarter of 2004 as compared to the same period in 2003. Increases in traffic and yield resulted in a 12.9% increase in passenger revenues in 2004.

Freight and mail revenues increased slightly by $2.1 million, or 10.0%, compared to the same period in 2003 because of a new mail contract we have in the State of Alaska.

Other-net revenues increased $5.6 million, or 19.3%, due largely to revenues received from an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004, offset by lower Mileage Plan revenues.

Alaska Airlines Expenses

For the quarter, total operating expenses increased $94.0 million, or 18.6%, as compared to the same period in 2003. Operating expenses per ASM increased 9.6% in 2004 as compared to 2003. These increases are due largely to the 8.2% increase in capacity , the impairment charge and significant increases in fuel costs, higher wages and maintenance costs. Operating expense per ASM excluding fuel and the impairment charge decreased 4.1% as compared to the same period in 2003. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $11.7 million, or 6.1%, during the second quarter. Approximately $4.3 million of this increase reflects higher benefit costs, resulting from increases in pension, medical and health insurance costs. The remaining $7.4 million increase primarily reflects scale and step increases.

In May 2004, under terms of our union contract, our pilots received a 4% wage rate increase, which represented approximately 31.4% of the total increase in wages and benefits.

•	Contracted services increased $9.7 million, or 49.2%, due largely to expenses associated with an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004 and costs associated with a temporary charter contract we have for our new mail contract in Alaska.

•	Aircraft fuel increased $40.6 million, or 56.4%, due to a 48.4% increase in the fuel cost per gallon and a 5.5% increase in fuel gallons consumed. Fuel prices remain at very high levels and continue to be volatile. At June 30, 2004, we have fuel hedge contracts in place to hedge 45%, 48% and 15% of our expected fuel consumption for the remainder of 2004 and for 2005 and 2006, respectively, at prices ranging from $29 to $33 per crude oil barrel.

The following table summarizes fuel cost per gallon realized by Alaska (the economic cost per gallon), on a GAAP basis (including hedging gains recorded in aircraft fuel and non-operating income (expense)) and fuel cost per gallon excluding all hedging activities:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2003		2004		2003		2004
Aircraft fuel	$72.0		$112.6		$148.9		$206.2
Fuel gallons (000,000)	84.3		88.9		161.9		171.8

Fuel cost per gallons (GAAP basis)	85.4	¢	126.7	¢	92.0	¢	120.0	¢

Aircraft fuel	$72.0		$112.6		$148.9		$206.2
Add: hedging gains included in aircraft fuel	2.0		4.4		9.7		7.5

Aircraft fuel excluding all hedging gains	$74.0		$117.0		$158.6		$213.7
Fuel gallons (000,000)	84.3		88.9		161.9		171.8

Fuel cost per gallon excluding all hedging activities (cents)	87.8	¢	131.6	¢	98.0	¢	124.4	¢

Aircraft fuel	$72.0		$112.6		$148.9		$206.2
Less gains on settled hedges included in non-operating income (expense)	(2.9)		(3.2)		(2.9)		(3.2)

Adjusted fuel	$69.1		$109.4		$146.0		$203.0
Fuel gallons (000,000)	84.3		88.9		161.9		171.8

Economic fuel cost per gallon	82.0	¢	123.1	¢	90.2	¢	118.2	¢

•	Aircraft maintenance decreased $3.9 million, or 8.7%, due largely to fewer engine removals during the quarter and a change in the mix of heavy maintenance versus routine maintenance.

•	Aircraft rent decreased $3.3 million, or 10.6%, due to lower rates on extended leases and MD-80 returns, offset by three new 737-700 aircraft since the end of the second quarter of 2003.

•	Other selling expenses and commissions decreased $4.2 million, or 11.8%. This decrease is due largely to a decrease in incentive payments made to Horizon. Incentive payments to Horizon are eliminated in consolidation at the Air Group level.

•	Landing fees and other rentals increased $4.1 million, or 13.1%. The higher rates primarily reflect higher joint-use rental fees at Seattle, Los Angeles and Oakland, combined with modest volume growth. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security due to unfunded government mandates.

•	Other expense increased $2.7 million, or 7.9%, primarily reflecting a $0.7 million increase in professional services and an increase in property taxes of $1.0 million.

Horizon Air Revenues

For the quarter, operating revenues increased $14.0 million, or 12.6% as compared to 2003. This increase is due largely to a 2.2% increase in revenue associated with the Horizon brand (“native network”) flying combined with $11.6 million in revenue from contract flying for Frontier Airlines, which began January 1, 2004.

For the three months ending June 30, 2004, capacity increased 25.1% and traffic was up 33.8%, compared to the same period in 2003. Contract flying with Frontier represented approximately 22.5% of capacity and 24.7% of traffic during the second quarter of 2004. Passenger load factor increased 4.2 percentage points to 67.5%. Passenger yield decreased 15.1% to 22.42 cents, reflecting the inclusion of the Frontier contract flying, the yield for which is significantly lower than native network flying. Contract revenue and higher yields in Horizon’s native network combined with the increases in traffic, resulted in an increase in passenger revenue of $14.3 million, or 13.5%.

Horizon Air Expenses

Operating expenses increased $8.4 million, or 7.4%, as compared to the same period in 2003. Operating expenses per ASM including fuel and impairment charge decreased 14.1% as compared to 2003. Operating expenses per ASM excluding fuel and the impairment charge decreased 17.2% as compared to the same period in 2003. Operating expenses include $0.4 million related to an impairment charge on our held-for-sale F-28 aircraft and spare engines to lower the carrying value of these assets to their estimated fair value. Explanations of other significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $0.4 million, or 1.0%, reflecting a 2.2% increase in the average number of employees and a 4% increase in average wages, partially offset by decreases in employee benefit costs.

•	Aircraft fuel increased $4.5 million, or 39.1%, due to a 49.3% increase in the cost per gallon of fuel, partially offset by a 6.9% decrease in gallons consumed, reflecting the addition of five aircraft as compared to the same period in 2003, offset by a reduction in fuel consumption for the capacity flown in the Frontier JetExpress operation. Horizon’s fuel hedge contracts are consistent with those at Alaska.

The following table summarizes fuel cost per gallon realized by Horizon (the economic cost per gallon), on a GAAP basis (including hedging gains recorded in aircraft fuel and non-operating income (expense)) and fuel cost per gallon excluding all hedging activities:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2003		2004		2003		2004
Aircraft fuel	$11.5		$16.0		$24.8		$30.2
Fuel gallons (000,000)	13.1		12.2		26.1		24.3

Fuel cost per gallons (GAAP basis)	87.8	¢	131.1	¢	95.0	¢	124.3	¢

Aircraft fuel	$11.5		$16.0		$24.8		$30.2
Add: hedging gains included in aircraft fuel	0.3		0.6		1.7		1.0

Aircraft fuel excluding all hedging gains	$11.8		$16.6		$26.5		$31.2
Fuel gallons (000,000)	13.1		12.2		26.1		24.3

Fuel cost per gallon excluding all hedging activities (cents)	90.1	¢	136.1	¢	101.5	¢	128.4	¢

Aircraft fuel	$11.5		$16.0		$24.8		$30.2
Less gains on settled hedges included in non-operating income (expense)	(0.5)		(0.4)		(0.5)		(0.4)

Adjusted fuel	$11.0		$15.6		$24.3		$29.8
Fuel gallons (000,000)	13.1		12.2		26.1		24.3

Economic fuel cost per gallon	83.5	¢	127.1	¢	92.7	¢	122.8	¢

•	Aircraft maintenance expense increased $2.1 million, or 28.8%, primarily due to an increase in block hours, fewer aircraft covered by warranty and a higher number of routine maintenance activities and engine overhaul amortization for the Q200 fleet.

•	Landing fees and other rentals increased $1.1 million, or 12.0%. Higher landing fees are a result of higher rates associated with modest volume growth, an increase in airport fees and increased costs for security. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

Consolidated Nonoperating Income (Expense)

Net nonoperating income was $19.9 million in 2004 compared to $72.2 million in 2003.

The 2003 results include $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Emergency Wartime Supplemental Appropriations Act.

Other-net includes $4.4 million and $3.6 million in gains resulting from hedge ineffectiveness on settled fuel hedging contracts in 2003 and 2004, respectively. In addition, other-net includes mark-to-market hedging gains of $22.3 million in 2004 as previously discussed.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

During the six months ended June 30, 2004, we recorded a net loss of $44.4 million, or $1.66 per diluted share, compared to $11.1 million, or $0.42 per diluted share, during the same period of 2003. Our 2003 consolidated net loss includes $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received in connection with government assistance received under the Act. Our 2004 results include impairment charges of $39.6 million ($26.3 million, net of tax, or $0.98 per share), substantially all of which was associated with a decision to accelerate the retirement of the Company’s Boeing 737-200C fleet. 2004 results also include $22.8 million ($15.1 million, net of tax, or $0.56 per share) in mark-to-market hedging gains reflecting an increase in the fair value of the company’s current hedge portfolio since March 31, 2004, which resulted from the loss of “hedge accounting” during the quarter. Without these items in 2004 and excluding the government compensation received in 2003, net loss would have been $33.2 million, or $1.24 per share during 2004, compared to $55.4 million, or $2.09 per share, in 2003. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 18 and 19, respectively. A discussion of the six-month data follows. On pages 20 through 22, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenues increased $131.3 million, or 14.0%, during 2004 as compared to 2003. For the first six months of 2004, ASM’s increased 9.0% and RPM’s increased 12.7%.

Yield per passenger mile increased 1.4% and passenger load factor increased 2.3 points during the first six months of 2004 as compared to the same period in 2003. Increases in traffic and yield resulted in a 14.3% increase in passenger revenues in 2004.

Freight and mail revenues increased slightly by $2.4 million, or 6.3%, compared to the same period in 2003 because of a new mail contract we have in the State of Alaska.

Other-net revenues increased $7.3 million, or 14.1%, due largely to revenues received from an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004, offset by lower Mileage Plan revenues.

Alaska Airlines Expenses

For the six months ended June 30, 2004, total operating expenses increased $144.7 million, or 14.6%, as compared to the same period in 2003. Operating expenses per ASM increased 5.1% in 2004 as compared to 2003. These increases are due largely to the 9.0% increase in capacity combined with a significant increase in fuel costs, higher wages and maintenance costs and an impairment charge related to our Boeing 737-200 fleet. Operating expense per ASM excluding fuel and the impairment charge decreased 2.8% as compared to the same period in 2003. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $24.5 million, or 6.4%, during the first half of 2004. Approximately $10.9 million of this increase reflects higher benefit costs, resulting from increases in pension, medical and health insurance costs. The remaining $13.6 million increase primarily reflects scale and step increases.

In May of 2004, under terms of our union contract, our pilots received a 4% wage rate increase, which represented approximately 28.4% of the total increase in wages and benefits.

•	Contracted services increased $12.1 million, or 30.0%, due largely to expenses associated with an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004 and costs associated with a temporary charter contract we have for our new mail contract in Alaska.

•	Aircraft fuel increased $57.3 million, or 38.5%, due to a 30.4% increase in the fuel cost per gallon and a 6.1% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing a $7.5 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during the first half of 2004.

•	Aircraft maintenance increased $1.7 million, or 2.1%, due largely to fewer engine removals during the first six months and a change in the mix of heavy maintenance versus routine maintenance.

•	Aircraft rent decreased $4.3 million, or 7.0%, due to lower rates on extended leases and MD-80 returns, offset by three new 737-700 aircraft since the end of the second quarter of 2003.

•	Depreciation and amortization increased $5.1 million, or 8.8%, reflecting accelerated depreciation on the planned retirement of three Boeing 737-200C’s and an increase in depreciation resulting from two aircraft purchased in the last twelve months.

•	Landing fees and other rentals increased $8.6 million, or 14.4%. The higher rates primarily reflect higher joint-use rental fees at Seattle, Los Angeles and Oakland, combined with modest volume growth. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security due to unfunded government mandates.

•	Other expense increased $5.5 million, or 8.0%, primarily reflecting a $3.3 million increase in professional services and a $2.7 million increase in property taxes.

Horizon Air Revenues

For the first six months of 2004, operating revenues increased $25.4 million, or 12.1% as compared to 2003. This increase is due largely to a 2.9% increase in revenue associated with the native network flying combined with $19.4 million in revenue from contract flying for Frontier Airlines, which began January 1, 2004.

For the six months ended June 30, 2004, capacity increased 18.9% and traffic was up 29.9%, compared to the same period in 2003. Contract flying with Frontier represented approximately 19.6% of capacity and 21.2% of traffic, during the first half of 2004. Passenger load factor increased 5.7 percentage points to 66.4%. Passenger yield decreased 12.9% to 22.94 cents, reflecting the inclusion of the Frontier contract flying, the yield for which is significantly lower than native network flying.

Contract revenue and higher yields in Horizon’s native network combined with the increases in traffic, resulted in an increase in passenger revenue of $26.3 million, or 13.2%.

Horizon Air Expenses

Operating expenses increased $14.2 million, or 6.2%, as compared to the same period in 2003. Operating expenses per ASM including fuel and the impairment charge decreased 10.7% as compared to 2003. Operating expenses per ASM excluding fuel and the impairment charge decreased 13.4% as compared to the same period in 2003. Operating expenses include $2.8 million related to an impairment charge on our held-for-sale F-28 aircraft and spare engines to lower the carrying value of these assets to their estimated fair value. Explanations of other significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $2.8 million, or 3.5%, reflecting a slight increase in average wages and payroll taxes, partially offset by no significant change in the average number of employees compared to the same period in 2003.

•	Aircraft fuel increased $5.4 million, or 21.8%, due to a 30.8% increase in the cost per gallon of fuel, partially offset by a 6.9% decrease in gallons consumed, reflecting the addition of five aircraft as compared to the same period in 2003, offset by the reduction in fuel consumption for the capacity flown in the Frontier JetExpress operation. Air Group’s fuel hedging program resulted in Horizon recognizing a $1.0 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during the first half of 2004.

•	Aircraft maintenance expense increased $1.4 million, or 9.2%, primarily due to an increase in block hours, less aircraft covered by warranty and a higher number of routine maintenance activities and engine overhauls for the Q200 fleet.

•	Aircraft rent increased $2.2 million, or 6.3%, reflecting the addition of two CRJs, one leased Q400 and the addition of spare engines in 2004 as compared to the same period in 2003.

•	Landing fees and other rentals increased $2.3 million, or 12.8%. Higher landing fees are a result of higher rates associated with modest volume growth, an increase in airport fees and increased costs for security. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

Consolidated Nonoperating Income (Expense)

Net nonoperating income was $12.2 million in 2004 compared to $62.9 million in 2003. Interest income increased $4.7 million due to a larger marketable securities portfolio in 2004 combined with a negative adjustment of premium and discount amortization on our marketable securities portfolio in 2003. Interest expense (net of capitalized interest) increased $0.9 million due to increases in debt balances as compared to 2003.

The 2003 results include $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Emergency Wartime Supplemental Appropriations Act.

Other-net includes $5.1 million and $3.6 million in gains resulting from hedge ineffectiveness on settled fuel hedging contracts in 2003 and 2004, respectively. In addition, other-net includes mark-to-market hedging gains of $22.8 million in 2004.

Consolidated Income Tax Benefit

Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. The volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs, relative to pretax profit or loss. In estimating the 33.6% tax benefit rate for 2004, we used our estimate of the effective tax rate and considered a variety of factors, including the U.S. federal rate of 35%, estimates of nondeductible expenses and state income taxes, and year-to-date pretax results. We evaluate this rate each quarter and make adjustments when necessary.

Critical Accounting Policies

For information on our critical accounting policies, see Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2003.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2003	June 30, 2004	Change
	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$812.3	$865.2	$52.9
Working capital	130.9	220.0	89.1
Long-term debt and Long-term capital lease obligations	906.9	1,002.9	96.0
Shareholders’ equity	674.2	635.5	(38.7)
Book value per common share	$25.19	$23.67	$(1.52)
Long-term debt-to-capital	57%:43%	61%:39%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	77%:23%	79%:21%	NA

During the six months ended June 30, 2004, our cash and marketable securities increased $52.9 million to $865.2 million at June 30, 2004. This increase reflects cash provided by operating activities of $188.8 million, partially offset by cash used in financing activities of $48.6 million and cash used for the purchase of property and equipment of $84.3 million.

Cash Provided by Operating Activities

During the first six months of 2004, net cash provided by operating activities was $188.8 million (including $42.7 million of cash received from a tax refund), versus $187.0 million during the first six months of 2003.

Cash Used in Investing Activities

Cash used in investing activities was $127.0 million during the first six months of 2004, compared to $510.7 million in 2003. We had net purchases of $42.7 million of marketable securities and $84.3 million for property and equipment. During the first six months of 2004, our aircraft related capital expenditures decreased $167.0 million as compared to 2003, primarily reflecting a reduction in spending for new aircraft and capitalized overhauls.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $48.6 million during the first six months of 2004 compared to net cash provided by financing activities of $169.3 million during the same period in 2003. Debt issuances during the first half of 2004 of $94.6 million were secured by flight equipment. These debt issuances have interest rates that vary with the London Interbank Offered Rate (LIBOR) and payment terms ranging from 12 to 16 years. Debt issuances during the period were offset by normal long-term debt payments of $34.8 million and payments made to our credit facility of $110.0 million. Subsequent to quarter end, the remainder of our credit facility was paid off.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand at June 30, 2004 totaling $865.2 million. We also have restricted cash of $15.7 million, which is intended to collateralize interest payments due in the next two years on our $150.0 million floating rate senior convertible notes due 2023 issued in 2003.

In 2003, we completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023 pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from the offering were $144.9 million, of which $22.3 million was used to acquire U.S. government securities to fund the first three years of interest payments. In 2003, we made a capital contribution of the remaining net proceeds from the sale of the notes to Alaska Airlines. Alaska Airlines has used the remaining proceeds from the notes for working capital requirements and expects in the future to continue to use these remaining proceeds for working capital requirements as well as other general corporate purposes. Although we have not yet determined how each payment of principal or interest due will be funded in the future, we anticipate that these payments will be funded either by dividends, distributions, loans, advances or other payments from our subsidiaries or through new borrowings or financings by Alaska Air Group. Any such payments by our subsidiaries to us could be subject to statutory or contractual restrictions. Currently, the only contractual restrictions are contained in Alaska Airlines’ $150 million credit facility, which expires in December 2004 and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on investments, lease obligations, sales of assets, and additional indebtedness. Such provisions limit the amount of funds Alaska Airlines can distribute via dividend to Alaska Air Group. As of June 30, 2004, $101.2 million was available to distribute to Alaska Air Group via dividend without violating the covenants in Alaska Airlines’ credit facility. The notes do not restrict the ability of our subsidiaries to enter into additional agreements limiting or prohibiting the distribution of earnings, loans or other payments to Alaska Air Group. We are considering various alternatives including renewing or replacing the credit facility, although there can be no assurance that this can be accomplished on acceptable terms to us.

Supplemental Disclosure of Noncash Investing and Financing Activities

In June 2004, Horizon re-financed two Bombardier Q400’s under long-term debt arrangements totaling $30.6 million. These debt arrangements have a 15-year term and interest rates that vary with LIBOR. The aircraft were originally leased in January 2004 and were treated as capital leases at that time. The resulting re-financing transaction did not result in any gain or loss in the consolidated statements of operations.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

At June 30, 2004, we had firm orders for 12 aircraft requiring aggregate payments of approximately $266.9 million, as set forth below. In addition, Alaska has options to acquire 26 additional B737’s, and Horizon has options to acquire 15 Q400’s and 25 CRJ 700’s. Alaska and Horizon expect to finance the new planes with leases, long-term debt or internally generated cash. During the first quarter of 2004, Alaska converted two 737-900 aircraft it had on firm order with Boeing for two 737-800s. The planes are due for delivery in February and July of 2005.

The following table summarizes aircraft commitments and payments by year:

	Delivery Period - Firm Orders
	July 1-December 31,					Beyond
Aircraft	2004	2005	2006	2007	2008	2008	Total
Boeing 737-800	—	2	—	—	—	—	2
Bombardier CRJ700	—	1	2	2	2	2	9
Bombardier Q400	1	—	—	—	—	—	1

Total	1	3	2	2	2	2	12

Payments (Millions)	$13.0	$73.2	$45.2	$48.4	$49.6	$37.5	$266.9

The table above does not include our planned acquisitions of one additional Boeing 737-800 in 2005 and two Boeing 737-800’s in 2006 to replace the Boeing 737-400’s being converted since we do not have firm orders at this time.

The following table provides a summary of our principal payments under current and long-term debt obligations, capital lease obligations, operating lease commitments and aircraft purchase commitments as of June 30, 2004. This table excludes other obligations that we may have, such as pension obligations and routine purchase obligations entered into in the normal course of business.

	July 1-December 31,					Beyond
(in millions)	2004	2005	2006	2007	2008	2008	Total
Current and long-term debt and capital lease obligations	$65.0	$52.7	$56.3	$59.4	$212.5	$648.1	$1,094.0
Operating lease commitments	133.1	273.3	218.5	191.4	185.0	1,107.9	2,109.2
Aircraft purchase commitments	13.0	73.2	45.2	48.4	49.6	37.5	266.9

Total	$211.1	$399.2	$320.0	$299.2	$447.1	$1,793.5	$3,470.1

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2003 10-K/A except as follows:

Fuel Hedging

We purchase jet fuel at prevailing market prices, and seek to manage the risk of price fluctuations through execution of a documented hedging strategy. We utilize derivative financial instruments as hedges to decrease our exposure to the volatility of jet fuel prices. We believe there is risk in not hedging against the possibility of fuel price increases. At June 30, 2004, we had fuel hedge contracts in place to hedge 92.2 million gallons of our expected jet fuel usage during the remainder of 2004, 197.4 million gallons in 2005 and 63.4 million gallons in 2006. This represents 45%, 48% and 15% of our anticipated fuel consumption in 2004, 2005 and 2006, respectively. Prices of these agreements range from $29 to $32 per crude oil barrel. We estimate that a 10% increase or decrease in crude oil prices as of June 30, 2004 would impact hedging positions by approximately $7.0 million.

As of December 31, 2003 and June 30, 2004, the fair values of our fuel hedge positions were $18.4 million and $59.0 million, respectively. $12.0 million of the 2003 fair value amounts and $35.0 million of the 2004 fair value amounts were included in prepaid and other current asset in the consolidated balance sheets. The remaining $6.4 million 2003 fair value and $24.0 million 2004 fair value is reflected in other assets in the consolidated balance sheets.

The following table summarizes realized fuel hedging gains and changes in fair value of hedging contracts outstanding as of June 30, 2004 and 2003 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Settled hedging gains included in aircraft fuel	$2.3	$5.0	$11.4	$8.5

Hedging gains included in non-operating income (expense)*	$4.4	$3.6	$5.1	$3.6

Fair market value adjustment included in non-operating income (expense)**	$—	$22.3	$—	$22.8

* Includes the ineffective portion recorded currently in earnings using “hedge accounting”.

** Includes changes in fair value since March 31, 2004 resulting from the loss of “hedge accounting”.

Financial Market Risk

During the first half of 2004, we issued $94.6 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 12 to 16 years.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

We made no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2004 we issued 4,825 shares of our Common Stock to ten nonemployee members of our Board of Directors pursuant to the Company’s 2004 Long-Term Incentive Equity Plan. The shares were issued in consideration for service on our Board of Directors at a price of $23.3207 per share. No cash proceeds were received in connection with the issuances. The sale of the shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 3. Default on Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders was held on May 18, 2004.

(b)	At the Annual Meeting, in a contested election according to SEC regulations but not according to NYSE regulations, William S. Ayer, Dennis F. Madsen, R. Marc Langland and John V. Rindlaub were elected directors for three-year terms expiring on the date of the Annual Meeting in 2007. The votes were as follows:

	For	Withheld	Broker Non-Votes
William S. Ayer	22,378,230	2,923,621	0
Dennis F. Madsen	24,839,785	462,066	0
R. Marc Langland	22,328,172	2,973,679	0
John V. Rindlaub	22,280,153	3,021,699	0
Richard D. Foley	11,937	0	0
Steve Nieman	11,937	0	0
Robert C. Osborne	11,937	0	0
Terry K. Dayton	11,937	0	0

The terms of the following directors continued after the Annual Meeting:

Phyllis Campbell	Byron I. Mallott
Mark R. Hamilton	J. Kenneth Thompson
Bruce R. Kennedy	Richard A. Wien
Jessie J. Knight, Jr.

(c)	The results of voting on Proposal 2 through 12 were as follows:

2.	A Board of Directors proposal to approve the Alaska Air Group, Inc. 2004 Long-Term Incentive Equity Plan passed, receiving the votes of a majority of the shares voted.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	16,784,092	62.62%	77.72%	79.40%
Against	4,355,365	16.25%	20.17%	20.60%
Abstain	467,475	1.74%	2.16%
Broker Non-votes	3,706,857	13.83%	17.17%

3.	A stockholder proposal recommending implementation of a simple-majority vote policy passed, receiving the votes of a majority of the shares voted.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	14,477,148	54.01%	67.04%	69.99%
Against	6,206,231	23.15%	28.74%	30.01%
Abstain	923,553	3.45%	4.28%
Broker Non-votes	3,706,857	13.83%	17.17%

4.	A stockholder proposal recommending that the Company obtain shareholder approval for the adoption, maintenance or extension of any shareholder rights plan passed, receiving the votes of a majority of the shares voted.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	14,918,637	55.66%	69.08%	69.35%
Against	6,594,072	24.60%	30.54%	30.65%
Abstain	94,223	0.35%	0.44%
Broker Non-votes	3,706,857	13.83%	17.17%

5.	A stockholder proposal recommending that the Board amend the bylaws to ensure that shares not properly voted are not counted by the proxy tabulator did not receive the votes of a majority of the shares voted, and did not pass.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	3,699,465	13.80%	17.13%	17.54%
Against	17,393,659	64.89%	80.54%	82.46%
Abstain	513,807	1.92%	2.38%
Broker Non-votes	3,706,857	13.83%	17.17%

6.	A stockholder proposal recommending that the Board amend the bylaws to ensure that the lead independent director can never have previously served as an executive of the Company did not receive the votes of a majority of the shares voted, and did not pass.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	5,447,810	20.32%	25.23%	25.38%
Against	16,016,367	59.75%	74.17%	74.62%
Abstain	142,754	0.53%	0.66%
Broker Non-votes	3,706,857	13.83%	17.17%

7.	A stockholder proposal recommending that the Board amend the bylaws to ensure that the Chairman is considered independent according to the 2003 Council of Institutional Investors definition of independence did not receive the votes of a majority of the shares voted, and did not pass.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	6,829,886	25.48%	31.63%	31.78%
Against	14,660,644	54.70%	67.89%	68.22%
Abstain	116,401	0.43%	0.54%
Broker Non-votes	3,706,857	13.83%	17.17%

8.	A stockholder proposal recommending that the Board adopt a bylaw amendment requiring confidentiality of voting and that the inspector of election be independent except in a proxy contest where the challenger does not also agree to a confidential voting policy passed, receiving a majority of the shares voted.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	13,174,221	49.15%	61.01%	61.26%
Against	8,329,762	31.08%	38.57%	38.74%
Abstain	102,948	0.38%	0.48%
Broker Non-votes	3,706,857	13.83%	17.17%

9.	A stockholder proposal recommending that the Board determine and report in detail the totals by category of employee stock ownership did not receive the votes of a majority of the shares voted, and did not pass.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	1,082,522	4.04%	5.01%	5.06%
Against	20,305,500	75.76%	94.03%	94.94%
Abstain	218,910	0.82%	1.01%
Broker Non-votes	3,706,857	13.83%	17.17%

10.	A stockholder proposal recommending that the Board adopt a bylaw amendment requiring cumulative voting passed, receiving the votes of a majority of the shares voted.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	11,342,428	42.32%	52.52%	62.47%
Against	6,814,400	25.42%	31.56%	37.53%
Abstain	3,450,104	12.87%	15.98%
Broker Non-votes	3,706,857	13.83%	17.17%

11.	A stockholder proposal recommending that the Board adopt a bylaw amendment establishing a new election standard that would limit expenses of director elections regardless of who runs for board seats did not receive the votes of a majority of the shares voted, and did not pass.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	435,195	1.62%	2.02%	2.02%
Against	21,139,141	78.87%	97.89%	97.98%
Abstain	32,596	0.12%	0.15%
Broker Non-votes	0	0.00%	0.00%

12.	A stockholder proposal was submitted recommending that the Board adopt a bylaw amendment to disclose each board member’s voting regarding implementation of stockholder proposals if the proposals are not implemented within three months of passage. In addition, the proposal stipulated that if the Board did not implement such proposals within six months of passage, the number of seats on the Board would increase by the total number of shareholder proposals that passed, and the respective proponents of such proposals would be appointed to the board. The proposal did not receive the votes of a majority of the shares voted, and did not pass.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	488,232	1.82%	2.26%	2.26%
Against	21,083,497	78.66%	97.63%	97.74%
Abstain	35,202	0.13%	0.16%
Broker Non-votes	0	0.00%	0.00%

ITEM 5. Other Information

No changes have been made to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our definitive proxy statement for our 2004 annual meeting of shareholders.

ITEM 6. Exhibits and Reports on Form 8-K

See Exhibit Index on page 43.

During the second quarter of 2004, we filed or furnished the following reports on Form 8-K: April 7, 2004: Item 9. “Regulation FD Disclosure”. No financial statements were filed with the report, which included monthly performance and projected data for 2004.

April 23, 2004: Item 12. “Results of Operations And Financial Condition”. No financial statements were filed with the report, which furnished Air Group’s press release reporting financial results for the quarter ended March 31, 2004.

May 25, 2004: Item 9. “Regulation FD Disclosure”. No financial statements were filed with the report, which included a discussion of Air Group’s expectation that it would submit for shareholder approval a new long-term incentive equity plan.

June 21, 2004: Item 9. “Regulation FD Disclosure”. No financial statements were filed with the report, which included monthly performance and projected data for 2004.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           ALASKA AIR GROUP, INC.

Registrant

Date: August 6, 2004

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Staff Vice President/Finance and Controller

By:	/s/ Bradley D. Tilden
Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241

31.2	Section 302 Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241

32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350