Form 10-Q
period 2004-09-30
ALASKA AIR GROUP INC
filed 2004-11-09
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

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

     The registrant has 26,886,515 common shares, par value $1.00, outstanding at September 30, 2004.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that relate to future events of our future financial performance and involve a number of risks and uncertainties. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “forecast,” “may,” “will,” “could,” “should,” “expect,” “plan,” “believe,” “potential” or other similar words indicating future events or contingencies. Some of the things that could cause our actual results to differ from our expectations are: changes in our operating costs including fuel; the competitive environment and other trends in our industry; economic conditions; our reliance on automated systems; actual or threatened terrorist attacks, global instability and potential U.S. military involvement; our ability to meet our cost reduction goals; the outcome of contract talks with the Air Line Pilots Association, whether as a result of negotiations or binding arbitration; labor disputes; changes in laws and regulations; liability and other claims asserted against us; failure to expand our business; interest rates and the availability of financing; our ability to attract and retain qualified personnel; changes in our business plans; our significant indebtedness; downgrades of our credit ratings; and inflation. For a discussion of these and other risk factors, review the information under the caption “Business — Business Risks” in Item 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. All of the forward-looking statements are qualified in their entirety by reference to the risk factors discussed therein. Our forward-looking statements are based on the information currently available to us and speak only as of the date of this report. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report to conform them to actual results. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS

	December 31,	September 30,
(In Millions)	2003	2004
Current Assets
Cash and cash equivalents	$192.9	$222.9
Marketable securities	619.4	655.6
Receivables - net	120.7	120.5
Inventories and supplies — net	45.8	47.4
Deferred income taxes	90.6	75.3
Prepaid expenses and other current assets	78.9	169.5

Total Current Assets	1,148.3	1,291.2

Property and Equipment
Flight equipment	2,327.6	2,287.0
Other property and equipment	464.2	466.9
Deposits for future flight equipment	78.1	61.8

	2,869.9	2,815.7
Less accumulated depreciation and amortization	920.7	898.6

Total Property and Equipment — Net	1,949.2	1,917.1

Intangible Assets	45.6	44.6

Other Assets	116.1	156.2

Total Assets	$3,259.2	$3,409.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	September 30,
(In Millions)	2003	2004
Current Liabilities
Accounts payable	$132.9	$139.3
Accrued aircraft rent	75.6	71.6
Accrued wages, vacation and payroll taxes	92.7	121.5
Other accrued liabilities	271.8	290.6
Air traffic liability	237.7	279.9
Current portion of long-term debt and capital lease obligations	206.7	52.1

Total Current Liabilities	1,017.4	955.0

Long-Term Debt and Capital Lease Obligations	906.9	1,007.6

Other Liabilities and Credits
Deferred income taxes	192.0	208.3
Deferred revenue	252.4	291.2
Other liabilities	216.3	233.4

	660.7	732.9

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares	—	—
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2003 - 29,474,919 shares
2004 - 29,593,158 shares	29.5	29.6
Capital in excess of par value	486.3	488.4
Treasury stock, at cost: 2003 - 2,712,979 shares
2004 - 2,706,643 shares	(61.9)	(61.8)
Accumulated other comprehensive income (loss)	(79.0)	(76.7)
Retained earnings	299.3	334.1

	674.2	713.6

Total Liabilities and Shareholders’ Equity	$3,259.2	$3,409.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Three Months Ended September 30
(In Millions Except Per Share Amounts)	2003	2004
	Revised (See Note 13)
Operating Revenues
Passenger	$645.8	$706.0
Freight and mail	22.6	25.5
Other — net	33.8	42.3

Total Operating Revenues	702.2	773.8

Operating Expenses
Wages and benefits	237.9	247.0
Contracted services	24.4	21.2
Aircraft fuel	96.8	148.4
Aircraft maintenance	42.4	37.0
Aircraft rent	49.2	46.7
Food and beverage service	17.6	14.3
Other selling expenses and commissions	36.1	37.5
Depreciation and amortization	32.7	35.7
Loss (gain) on sale of assets	0.1	(2.8)
Landing fees and other rentals	43.3	48.0
Other	45.0	48.1
Restructuring charges	—	27.5

Total Operating Expenses	625.5	708.6

Operating Income	76.7	65.2

Nonoperating Income (Expense)
Interest income	5.5	7.9
Interest expense	(13.3)	(13.6)
Interest capitalized	0.4	0.5
Other — net	(1.1)	67.6

	(8.5)	62.4

Income before income tax	68.2	127.6
Income tax expense	27.5	48.4

Net Income	$40.7	$79.2

Basic Earnings Per Share	$1.53	$2.95

Diluted Earnings Per Share	$1.52	$2.94

Shares used for computation:
Basic	26.660	26.862
Diluted	26.796	26.932

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Nine Months Ended September 30
(In Millions Except Per Share Amounts)	2003	2004
	Revised (See Note 13)
Operating Revenues
Passenger	$1,678.2	$1,896.7
Freight and mail	63.6	68.3
Other - net	89.7	105.9

Total Operating Revenues	1,831.5	2,070.9

Operating Expenses
Wages and benefits	697.5	733.9
Contracted services	74.5	81.7
Aircraft fuel	270.5	384.8
Aircraft maintenance	140.2	137.9
Aircraft rent	146.1	141.5
Food and beverage service	46.6	39.5
Other selling expenses and commissions	99.1	111.5
Depreciation and amortization	98.2	105.8
Loss (gain) on sale of assets	0.2	(1.4)
Landing fees and other rentals	120.6	136.2
Other	139.3	146.3
Restructuring charges	—	27.5
Impairment of aircraft and spare engines	—	39.6

Total Operating Expenses	1,832.8	2,084.8

Operating Loss	(1.3)	(13.9)

Nonoperating Income (Expense)
Interest income	11.5	18.6
Interest expense	(38.6)	(38.9)
Interest capitalized	1.9	1.1
U.S. government compensation	71.4	—
Other — net	8.2	93.8

	54.4	74.6

Income before income tax	53.1	60.7
Income tax expense	23.5	25.9

Net Income	$29.6	$34.8

Basic Earnings Per Share	$1.11	$1.30

Diluted Earnings Per Share	$1.11	$1.29

Shares used for computation:
Basic	26.621	26.820
Diluted	26.680	26.922

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	Income (Loss)	Earnings	Total
Balances at December 31, 2003:	26.762	$29.5	$486.3	$(61.9)	$(79.0)	$299.3	$674.2

Net income for the nine months ended September 30, 2004						34.8	34.8
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit					0.7		0.7
Related to marketable securities:
Change in fair value					(3.5)
Reclassification to earnings					0.5
Income tax effect					1.1

					(1.9)		(1.9)

Related to fuel hedges:
Change in fair value					18.1
Reclassification to earnings					(12.5)
Income tax effect					(2.1)

					3.5		3.5

Total comprehensive loss							37.1
Treasury stock sales	0.007	—	—	0.1			0.1
Stock issued for employee stock purchase plan	0.103	0.1	1.8	—			1.9
Stock issued under stock plans	0.015	—	0.3	—			0.3

Balances at September 30, 2004	26.887	$29.6	$488.4	$(61.8)	$(76.7)	$334.1	$713.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

Nine Months Ended September 30 (In Millions)	2003	2004
Cash flows from operating activities:
Net income	$29.6	$34.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of aircraft and spare engines	—	39.6
Depreciation and amortization	98.2	105.8
Amortization of airframe and engine overhauls	47.8	48.3
Changes in fair values of fuel hedges	1.8	(80.4)
Loss (gain) on sale of assets	0.1	(1.4)
Increase in deferred income taxes	23.6	31.6
(Increase) decrease in receivables - net	(16.3)	0.2
Increase in prepaid expenses and other current assets	(1.6)	(13.8)
Increase in air traffic liability	54.2	42.2
Increase in other current liabilities	22.0	50.5
Increase in deferred revenue and other-net	13.1	26.1

Net cash provided by operating activities	272.5	283.5

Cash flows from investing activities:
Proceeds from disposition of assets	3.1	11.1
Purchases of marketable securities	(695.2)	(637.9)
Sales and maturities of marketable securities	535.3	598.7
Property and equipment additions:
Aircraft purchase deposits	(35.3)	(10.3)
Capitalized overhauls	(56.1)	(44.1)
Aircraft	(194.4)	(41.7)
Other flight equipment	(12.1)	(22.0)
Other property	(22.8)	(25.7)
Aircraft deposits returned	1.2	19.2
Restricted deposits and other	(32.3)	(4.5)

Net cash used in investing activities	(508.6)	(157.2)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	247.0	94.6
Long-term debt and capital lease payments	(60.3)	(193.2)
Proceeds from issuance of common stock	2.1	2.3

Net cash provided by (used in) financing activities	188.8	(96.3)

Net change in cash and cash equivalents	(47.3)	30.0
Cash and cash equivalents at beginning of period	269.0	192.9

Cash and cash equivalents at end of period	$221.7	$222.9

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$31.1	$34.8
Income taxes	(0.1)	(39.6)
Noncash investing and financing activities:
Assets acquired under long-term debt	—	44.7

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of September 30, 2004, as well as the results of operations for the three and nine months ended September 30, 2003 and 2004. The adjustments made were of a normal recurring nature.

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates made include assumptions used to record liabilities, expenses and revenues associated with the Company’s Mileage Plan, lease return provisions, the fair market value of surplus or impaired aircraft, engines and parts, assumptions used in the calculation of pension expense in the Company’s defined benefit plans and the amounts of certain accrued liabilities. Actual results may differ from the Company’s estimates.

Stock Options

The Company has awards outstanding under five long-term incentive equity plans, one of which continues to provide for the grant of stock options to purchase Air Group common stock at market prices on the date of the grant to officers and employees of Air Group and its subsidiaries. The Company applies the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, in accounting for stock options. Accordingly, no compensation cost has been recognized for these plans as the exercise price of options equals the fair market value on the date of grant.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement on Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income:
As reported	$40.7	$79.2	$29.6	$34.8
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.4)	(1.1)	(4.6)	(3.4)

Pro forma net income	$39.3	$78.1	$25.0	$31.4

Basic earnings per share:
As reported	$1.53	$2.95	$1.11	$1.30
Pro forma	1.47	2.91	0.94	1.17
Diluted earnings per share:
As reported	$1.52	$2.94	$1.11	$1.29
Pro forma	1.47	2.90	0.94	1.17

Note 2. Restructuring Charges

During the third quarter of 2004, the Company announced a management reorganization and the closure of its Oakland maintenance base, contracting out of the Company’s Fleet Service, Ground Equipment and Facility maintenance functions and other initiatives. In total, these restructuring activities are expected to result in a reduction of approximately 900 employees when fully implemented in 2005. Severance and related costs associated with this restructuring are estimated at $50-$55 million, of which $27.5 million was recorded during the third quarter of 2004 and $23 to $27 million will be recorded in the fourth quarter. The Company is also currently evaluating any possible asset impairment that may result from the announced initiatives. Any impairment charge would be in addition to the severance estimates above.

The following table displays the activity and balances of the restructuring charges for the three and nine months ended September 30, 2004. There were no restructuring charges during the same period of 2003 ($ in millions):

Severance and Related Costs
Balance at December 31, 2003	$—
Restructuring charges	27.5
Cash payments*	(1.2)

Balance at September 30, 2004	$26.3

* The Company expects the majority of cash payments will be made during the first and second quarters of 2005.

Note 3. Impairment of Aircraft and Related Spare Engines

Impairment of 737-200C Aircraft

In June 2004, the Company’s Board approved a plan to accelerate the retirement of its Boeing 737-200C fleet and remove those aircraft from service (by the end of 2007) earlier than initially planned. In July 2004, the Company announced its plan to replace these aircraft by modifying five existing 737-400 aircraft and using other existing 737-400 aircraft for the remaining passenger capacity. Four of the five modified airplanes will be converted into combination passenger/cargo aircraft and one will be converted to an all cargo aircraft. The Company expects to backfill the 737-400s with Boeing 737-800s to be delivered in 2005 and 2006.

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

Note 4. Derivative Financial Instruments

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel, which accounted for 15% and 19% of year-to-date 2003 and 2004 operating expenses (excluding impairment and restructuring charges), respectively. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company enters into swap agreements and call options for crude oil. Prior to the second quarter of 2004, these hedging contracts were “highly correlated” to changes in aircraft fuel prices, and therefore qualified as “cash flow hedges” under SFAS No. 133 whereby the majority of the changes in fair value were deferred in Accumulated Other Comprehensive Income on the Company’s Balance Sheet until these hedge positions were settled at which point they were recognized in earnings.

The Company’s current fuel hedge program includes the same underlying commodities used historically. However, because of variations in the spread between the prices of crude oil and jet fuel since April 1, 2004, the Company’s hedge contracts are no longer “highly correlated” to changes in prices of aircraft fuel, as defined in SFAS No. 133. The impacts on the Company’s reported results are as follows:

•	All changes in the fair value of fuel hedge contracts that existed as of March 31, 2004 or hedge positions entered into subsequent to March 31, 2004 (the end of the first quarter of 2004) are reported in other non-operating income (expense).

•	Because the Company will be recording fair value changes in its consolidated statement of operations as they occur (in non-operating income (expense)), actual gains or losses realized upon settlement of the hedge contracts entered into subsequent to March 31, 2004 will not be reflected in fuel expense.

•	Reported fuel expense will include the effective portion of gains associated with hedge positions that settled during the current period on contracts that existed at March 31, 2004 to the extent that mark-to-market gains were already included in Accumulated Other Comprehensive Income at March 31, 2004.

The following table summarizes realized fuel hedging gains and changes in fair value of hedging contracts outstanding as of September 30, 2004 and 2003 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Settled hedging gains included in aircraft fuel	$5.1	$4.0	$16.5	$12.5

Settled hedging gains (losses) included In non-operating income (expense)***	$(0.8)	$9.7	$4.3	$13.3
Mark-to-market hedging gains included in non-operating income (expense)**	$—	$57.2	$—	$80.0

Hedging gains included in non-operating income (expense)*	$(0.8)	$66.9	$4.3	$93.3

* Includes the ineffective portion recorded currently in earnings using “hedge accounting” through the first quarter of 2004.

** Includes changes in fair value since March 31, 2004 resulting from the loss of “hedge accounting”.

*** 2003 includes the ineffective portion of fair market value changes under “hedge accounting”.

Fuel hedge positions entered into by Alaska and Horizon are currently as follows:

	Approximate % of
	Expected Fuel	Gallons Hedged	Approximate Crude
	Requirements	(in millions)	Oil Price per Barrel
Fourth Quarter 2004	50%	49.0	$30.39
First Quarter 2005	50%	49.3	$29.86
Second Quarter 2005	50%	51.9	$28.97
Third Quarter 2005	50%	55.7	$28.81
Fourth Quarter 2005	50%	50.4	$31.85
First Quarter 2006	40%	40.7	$33.22
Second Quarter 2006	30%	32.1	$34.41
Third Quarter 2006	20%	22.9	$36.05
Fourth Quarter 2006	10%	10.4	$37.28
First Quarter 2007	5%	5.2	$35.75
Second Quarter 2007	5%	5.5	$35.48
Third Quarter 2007	5%	5.9	$35.23

As of December 31, 2003 and September 30, 2004, the fair values of the Company’s fuel hedge positions were $18.4 million and $117.0 million, respectively, and are presented in the consolidated balance sheets as follows (in millions):

	December 31, 2003	September 30, 2004
Prepaid expenses and other current assets	$12.0	$81.6
Other assets	6.4	35.4

	$18.4	$117.0

Note 5. Other Assets

At December 31, 2003 and September 30, 2004, other assets consisted of the following (in millions):

	December 31, 2003	September 30, 2004
Restricted deposits (primarily restricted investments)	$70.8	$80.8
Derivative financial instruments (fuel hedges)	6.4	35.4
Deferred costs and other	27.7	34.5
Restricted cash for senior convertible notes	11.2	5.5

	$116.1	$156.2

Note 6. Frequent Flyer Program

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions (in millions):

	December 31, 2003	September 30, 2004
Current Liabilities:
Other accrued liabilities	$112.9	$121.1
Other Liabilities and Credits (non-current):
Deferred revenue	204.5	238.4
Other liabilities	18.6	19.7

Total	$336.0	$379.2

Note 7. Employee Benefit Plans

Pension Plans-Defined Benefit

Net pension expense for the three and nine months ended September 30 included the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Service cost	$11.1	$13.5	$33.3	$40.9
Interest cost	10.8	11.8	32.4	35.8
Expected return on assets	(8.5)	(10.9)	(25.5)	(32.3)
Amortization of prior service cost	1.3	1.1	3.9	3.7
Actuarial loss	3.7	3.6	11.1	11.0
SFAS No. 88 curtailment charge*	—	1.0	—	1.0

Net pension expense	$18.4	$20.1	$55.2	$60.1

* In connection with the restructuring charge and reduction in force as discussed in Note 2, the Company recorded a curtailment charge pursuant to SFAS No. 88. This charge is estimated at $1.0 million and is included in restructuring charges in the the condensed consolidated financial statements.

The Company made $37.8 million in contributions to its defined benefit pension plans during the three and nine months ended September 30, 2003. The Company made $16.5 million and $49.4 million in contributions during the three and nine months ended September 30, 2004, respectively, and does not expect to make any additional contributions to these plans during the remainder of 2004.

Pension Plans-Noncontributory

Net pension expense for the unfunded, noncontributory defined benefit plans for certain elected officers of the Company for the three and nine months ended September 30 included the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Service cost	$0.2	$0.2	$0.6	$0.8
Interest cost	0.5	0.4	1.5	1.4
Actuarial loss	0.1	0.1	0.3	0.5

Net pension expense	$0.8	$0.7	$2.4	$2.7

Other Postretirement Benefits

Net periodic benefit cost for the postretirement medical plans for the three and nine months ended September 30 included the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Service cost	$0.9	$0.6	$2.7	$3.0
Interest cost	1.1	0.7	3.3	3.3
Amortization of prior service cost	—	(0.1)	—	(0.3)
Actuarial loss	0.4	0.4	1.2	1.8

Net periodic benefit cost	$2.4	$1.6	$7.2	$7.8

Note 8. Earnings Per Share

Earnings per share calculations were as follows (in millions except per share amounts). Stock options are included in the computation of diluted loss per share unless their impact is antidilutive. For the three months ended September 30, 2003 and 2004, options to purchase 2.4 million shares and 3.3 million shares of common stock, respectively, were excluded from the calculations. For the nine months ended September 30, 2003 and 2004, options to purchase 3.1 million shares and 3.2 million shares of common stock, respectively, were excluded from the calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Basic
Net income	$40.7	$79.2	$29.6	$34.8
Weighted average shares outstanding	26.660	26.862	26.621	26.820

Earnings per share	$1.53	$2.95	$1.11	$1.30

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Diluted
Net income	$40.7	$79.2	$29.6	$34.8
Weighted average shares outstanding	26.660	26.862	26.621	26.820
Assumed exercise of stock options	.136	.070	.059	.102

Diluted EPS shares	26.796	26.932	26.680	26.922

Earnings per share	$1.52	$2.94	$1.11	$1.29

Diluted shares also excludes the shares of common stock issuable upon conversion of the Company’s floating rate senior convertible notes due in 2023 (the Notes) issued on March 21, 2003, because the closing prices of Air Group’s common stock during the first, second and third quarters of 2003 and 2004 did not trigger the convertibility feature, their effect would have been antidilutive. Holders may not surrender the notes for conversion into shares of the Company’s common stock (or cash, at the election of the Company) unless the closing sale price of the Company’s common stock exceeds 110% of the accreted conversion price under the Notes for 20 days in the 30 trading-day period ending on the last day of the fiscal quarter. In addition, holders may require the Company to purchase all or a portion of their Notes, for a purchase price equal to principal plus accrued interest, on the 5th, 10th and 15th anniversaries of the issuance of the Notes, or upon the occurrence of a change of control or tax event. On September 30, 2004, we entered into the First Supplemental Indenture with respect to the Notes to rescind the Company’s right to pay for such a repurchase of the Notes at the option of the holders, in whole or in part, in shares of our common stock. Pursuant to the terms of the notes, as amended, any such repurchases shall be paid for in cash.

The Company may redeem all or a portion of the Notes in cash at any time on or after the third anniversary of the issuance of the Notes or if holders of the Notes require the Company to purchase the Notes.

For each $1,000 of original principal amount per Note, the conversion price through March 21, 2008 is equal to the original principal amount of the Notes, divided by 38.4615. At the date of issuance, the conversion price was equal to $26.00 per share and the conversion trigger price was equal to 110% of the conversion price, or $28.60 per share. After March 21, 2008, the conversion price and conversion trigger price increase based on the variable yield of the notes. Once the closing sale price of the Company’s common stock exceeds the conversion trigger price for the requisite period, the notes will be convertible at any time thereafter at the option of the holder, through maturity.

During the third quarter of 2004, the Emerging Issues Task Force (EITF) affirmed its tentative conclusion reached in July of 2004 on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted EPS” (EITF 04-08). EITF 04-08 requires companies to include certain contingently convertible securities in the calculation of diluted EPS to the extent the inclusion of the shares would be dilutive. Adoption of EITF 04-08 is expected to be required during the fourth quarter of 2004 and will impact periods and comparative periods on a go foward basis. Because the Company’s convertible notes fall under the scope of EITF 04-08, beginning in the fourth quarter of 2004 and for all comparative periods presented, the Company expects to report a lower lower diluted EPS to the extent the convertible notes are not anti-dilutive. Had EITF 04-08 been required during the third quarter of 2003 and 2004, diluted EPS would include an additional 5.7 million shares and would have resulted in diluted EPS of $1.29 and $2.47 for the three months ended September 30, 2003 and 2004, respectively, and $1.00 and $1.20 per share for the nine months ended September 30, 2003 and 2004, respectively.

Note 9. Operating Segment Information

Operating segment information for Alaska and Horizon for the three and nine month periods ended September 30 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Operating revenues:
Alaska	$585.3	$641.2	$1,522.9	$1,710.1
Horizon	132.7	139.3	342.3	374.3
Elimination of intercompany revenues	(15.8)	(6.7)	(33.7)	(13.5)

Consolidated	$702.2	$773.8	$1,831.5	$2,070.9

Income (loss) before income tax:
Alaska	$50.1	$106.3	$39.1	$50.3
Horizon	19.5	24.4	19.9	18.7
Other*	(1.4)	(3.1)	(5.9)	(8.3)

Consolidated	$68.2	$127.6	$53.1	$60.7

Total assets at end of period:
Alaska			$3,072.7	$3,158.7
Horizon			257.4	304.1
Other*			911.1	887.4
Elimination of intercompany accounts			(1,001.8)	(941.1)

Consolidated			$3,239.4	$3,409.1

* Includes the parent company, Alaska Air Group, Inc, including Alaska Air Group Leasing and investments in Alaska and Horizon, which are eliminated in consolidation.

Note 10. Long-Term Debt and Capital Lease Obligations

At December 31, 2003, and September 30, 2004, long-term debt and capital lease obligations were as follows (in millions):

	December 31, 2003	September 30, 2004
Fixed rate notes payable due through 2015	$382.6	$368.6
Variable rate notes payable due through 2018	572.5	540.6
Senior convertible notes due through 2023	150.0	150.0

Long-term debt	1,105.1	1,059.2
Capital lease obligations	8.5	0.5
Less current portion	(206.7)	(52.1)

	$906.9	$1,007.6

During the first nine months of 2004, Alaska issued $94.6 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 12 to 16 years. Debt issuances during the period were offset by normal long-term debt payments of $43.2 million and full repayment of the Company’s credit facility of $150.0 million.

During the first nine months of 2004, Horizon financed three Bombardier Q400s under long-term debt arrangements totaling $44.7 million. These debt arrangements have a 15-year term and interest rates that vary with LIBOR. Two of the aircraft were originally leased in January 2004 and were treated as capital leases at that time. The resulting re-financing transactions did not result in any gain or loss in the consolidated statements of operations.

Note 11. Contingencies

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

Note 12. U.S. Government Compensation

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

Note 13. Revision of Previously Issued Financial Statements

In its previously reported 2003 Form 10-Q’s, the Company recorded unrealized gains and losses related to the ineffective portion of changes in fair value of our fuel hedge positions as nonoperating income (expense) and then reclassified those gains and losses to fuel expense as those hedges were settled. This practice was not consistent with its stated policy, which is to record the ineffective portion in nonoperating income (expense). The Company has revised its 2003 reported condensed consolidated financial statements to adjust its historical presentation of such items. Such revisions have resulted in reclassification between operating income (loss) and nonoperating income (expense) in the condensed consolidated statements of operations. The revisions have no impact on previously reported pretax income, net income, earnings per share, the condensed consolidated balance sheets, the condensed consolidated statements of shareholders’ equity or the condensed consolidated statements of cash flows for any periods.

The effect of the revisions for 2003 is as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003
Total Aircraft Fuel:
As Previously Reported	$94.7	$265.0
As Revised	$96.8	$270.5
Total Operating Expenses:
As Previously Reported	$623.4	$1,827.3
As Revised	$625.5	$1,832.8
Total Operating Income (Loss):
As Previously Reported	$78.8	$4.2
As Revised	$76.7	$(1.3)
Nonoperating income (expense):
As Previously Reported	$(10.6)	$48.9
As Revised	$(8.5)	$54.4

Alaska Airlines Financial and Statistical Data

	Three Months Ended September 30						Nine Months Ended September 30
					%						%
Financial Data (in millions):	2003		2004		Change		2003		2004		Change
Operating Revenues:
Passenger	$532.5		$576.6		8.3%		$1,380.1		$1,545.8		12.0%
Freight and mail	21.4		24.5		14.5%		59.8		65.3		9.2%
Other — net	31.4		40.1		27.7%		83.0		99.0		19.3%

Total Operating Revenues	585.3		641.2		9.6%		1,522.9		1,710.1		12.3%

Operating Expenses:
Wages and benefits	198.7		207.3		4.3%		578.7		611.8		5.7%
Contracted services	20.5		17.8		-13.2%		60.9		70.3		15.4%
Aircraft fuel	83.3		130.2		56.3%		232.2		336.4		44.9%
Aircraft maintenance	35.2		27.1		-23.0%		117.7		111.3		-5.4%
Aircraft rent	31.1		28.1		-9.6%		92.8		85.5		-7.9%
Food and beverage service	17.0		13.7		-19.4%		44.8		37.9		-15.4%
Other selling expenses and commissions	43.4		35.9		-17.3%		109.0		101.1		-7.2%
Depreciation and amortization	29.7		32.0		7.7%		87.8		95.2		8.4%
Loss on sale of assets	0.8		(2.5)		NM		1.3		(0.6)		NM
Landing fees and other rentals	33.6		37.6		11.9%		93.5		106.1		13.5%
Other	34.5		37.1		7.5%		102.9		111.0		7.9%
Restructuring charges	—		27.5		100.0%		—		27.5		NM
Impairment of aircraft	—		—		0.0%		—		36.8		NM

Total Operating Expenses	527.8		591.8		12.1%		1,521.6		1,730.3		13.7%

Operating Income (Loss)	57.5		49.4		-14.1%		1.3		(20.2)		NM

Interest income	4.6		8.4				10.3		20.0
Interest expense	(11.2)		(11.6)				(33.9)		(33.1)
Interest capitalized	0.2		0.4				1.3		0.7
U.S. government compensation	—		—				52.8		—
Other — net	(1.0)		59.7				7.3		82.9

	(7.4)		56.9				37.8		70.5

Income Before Income Tax	$50.1		$106.3		112.2%		$39.1		$50.3		28.7%

Operating Statistics:
Revenue passengers (000)	4,280		4,589		7.2%		11,335		12,296		8.5%
RPMs (000,000)	4,126		4,571		10.8%		10,946		12,255		12.0%
ASMs (000,000)	5,693		6,012		5.6%		15,611		16,825		7.8%
Passenger load factor	72.5%		76.0%		3.5	pts	70.1%		72.8%		2.7	pts
Yield per passenger mile	12.91	¢	12.62	¢	-2.2%		12.61	¢	12.61	¢	0.0%
Operating revenue per ASM	10.28	¢	10.66	¢	3.7%		9.76	¢	10.16	¢	4.1%
Operating expenses per ASM (a)	9.27	¢	9.84	¢	6.1%		9.75	¢	10.28	¢	5.4%
Operating expenses per ASM excluding fuel, navigation fee settlement, restructuring and impairment charges (a)	7.81	¢	7.35	¢	-6.0%		8.26	¢	7.95	¢	-3.9%
Raw fuel cost per gallon (a)	95.2	¢	139.6	¢	46.6%		97.0	¢	129.8	¢	33.8%
GAAP fuel cost per gallon (a)	90.5	¢	135.9	¢	50.2%		91.5	¢	125.7	¢	37.4%
Economic fuel cost per gallon (a)	88.7	¢	127.0	¢	43.2%		89.6	¢	121.3	¢	35.4%
Fuel gallons (000,000)	92.0		95.8		4.1%		253.9		267.6		5.4%
Average number of employees	10,114		10,201		0.9%		10,079		10,147		0.7%
Aircraft utilization (blk hrs/day)	11.1		11.8		6.3%		10.6		11.1		4.7%
Operating fleet at period-end	109		107		-1.8%		109		107		-1.8%

NM = Not Meaningful

(a) See Note A on Page 21

Horizon Air Financial and Statistical Data

	Three Months Ended September 30						Nine Months Ended September 30
					%						%
Financial Data (in millions):	2003		2004		Change		2003		2004		Change
Operating Revenues:
Passenger	$127.2		$134.5		5.7%		$326.8		$360.4		10.3%
Freight and mail	1.2		1.0		-16.7%		3.8		3.0		-20.9%
Other — net	4.3		3.8		-11.6%		11.7		10.9		-6.8%

Total Operating Revenues	132.7		139.3		5.0%		342.3		374.3		9.3%

Operating Expenses:
Wages and benefits	39.2		39.7		1.3%		118.8		122.1		2.8%
Contracted services	5.7		5.0		-12.3%		18.4		15.4		-16.3%
Aircraft fuel	13.5		18.2		34.8%		38.3		48.4		26.4%
Aircraft maintenance	7.2		9.9		37.5%		22.5		26.6		18.2%
Aircraft rent	18.1		18.6		2.8%		53.3		56.0		5.1%
Food and beverage service	0.6		0.6		0.0%		1.8		1.6		-11.1%
Other selling expenses and commissions	6.6		6.7		1.5%		18.8		19.9		5.9%
Depreciation and amortization	2.7		3.4		25.9%		9.5		9.7		2.1%
Gain on sale of assets	(0.7)		(0.3)		NM		(1.1)		(0.8)		NM
Landing fees and other rentals	10.3		11.0		6.8%		28.2		31.2		10.6%
Other	9.7		9.7		0.0%		32.6		32.0		-1.8%
Impairment of aircraft and spare engines	—		—		0.0%		—		2.8		NM

Total Operating Expenses	112.9		122.5		8.5%		341.1		364.9		7.0%

Operating Income	19.8		16.8		-15.2%		1.2		9.4		NM

Interest income	0.2		0.3				0.5		0.9
Interest expense	(0.6)		(0.9)				(1.9)		(3.2)
Interest capitalized	0.2		0.1				0.6		0.4
Government compensation	—		—				18.6		—
Other — net	(0.1)		8.1				0.9		11.2

	(0.3)		7.6				18.7		9.3

Income Before Income Tax	$19.5		$24.4		25.1%		$19.9		$18.7		-5.9%

Operating Statistics:
Revenue passengers (000)	1,376		1,641		19.3%		3,671		4,362		18.8%
RPMs (000,000)	466		601		29.0%		1,224		1,586		29.6%
ASMs (000,000)	701		830		18.4%		1,950		2,314		18.7%
Passenger load factor	66.5%		72.4%		5.9	pts	62.8%		68.5%		5.7	pts
Yield per passenger mile	27.29	¢	22.38	¢	-18.0%		26.70	¢	22.73	¢	-14.9%
Operating revenue per ASM	18.93	¢	16.78	¢	-11.4%		17.56	¢	16.18	¢	-7.9%
Operating expenses per ASM (a)	16.11	¢	14.76	¢	-8.4%		17.49	¢	15.77	¢	-10.0%
Operating expenses per ASM excluding fuel and impairment charges (a)	14.18	¢	12.57	¢	-11.4%		15.53	¢	13.56	¢	-12.7%
Raw fuel cost per gallon (a)	98.6	¢	143.8	¢	46.0%		100.2	¢	134.1	¢	33.8%
GAAP fuel cost per gallon (a)	93.1	¢	140.0	¢	50.4%		94.1	¢	130.1	¢	38.3%
Economic fuel cost per gallon (a)	90.3	¢	131.2	¢	45.2%		91.9	¢	125.8	¢	36.8%
Fuel gallons (000,000)	14.5		13.0		-10.3%		40.7		37.2		-8.6%
Average number of employees	3,368		3,439		2.1%		3,375		3,399		0.7%
Aircraft utilization (blk hrs/day)	8.2		8.7		6.1%		7.9		8.3		5.1%
Operating fleet at period-end	61		65		6.6%		61		65		6.6%

NM = Not Meaningful

(a) See Note A on Page 21

Note A:

Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor performance both with and without the cost of aircraft fuel (including the gains and losses associated with our fuel hedging program where appropriate), restructuring charges, aircraft impairment charges, government compensation in 2003 and a large recovery in 2004 of disputed navigation fees paid in prior years (of which $7.7 million was recorded in operating expenses and $3.3 million was recorded in non-operating income). Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control and we record changes in the fair value of our hedge portfolio in our income statement, it is our view that the measurement and monitoring of performance without fuel is important. In addition, we believe the disclosure of financial performance without impairment and restructuring charges, government compensation and the navigation fee recovery in 2004 is useful to investors. Finally, these non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major network airlines. The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for both Alaska Airlines, Inc. and Horizon Air Industries, Inc.:

Alaska Airlines, Inc.:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2003		2004		2003		2004
Unit cost reconciliations:
Operating expenses	$527.8		$591.8		$1,521.6		$1,730.3
ASMs (000,000)	5,693		6,012		15,611		16,825

Operating expenses per ASM	9.27	¢	9.84	¢	9.75	¢	10.28 ¢

Operating expenses	$527.8		$591.8		$1,521.6		$1,730.3
Less: aircraft fuel	(83.3)		(130.2)		(232.2)		(336.4)
Less: impairment of aircraft	—		—		—		(36.8)
Less: restructuring charges	—		(27.5)		—		(27.5)
Add: navigation fee settlement	—		7.7		—		7.7

Operating expense excluding fuel, navigation fee settlement, impairment and restructuring charges	$444.5		$441.8		$1,289.4		$1,337.3
ASMs (000,000)	5,693		6,012		15,611		16,825

Operating expense per ASM excluding fuel, navigation fee settlement, impairment and restructuring charges	7.81	¢	7.35	¢	8.26	¢	7.95 ¢

Aircraft fuel reconciliations:
Fuel expense before hedge activities (“raw fuel”)	$87.6		$133.7		$246.2		$347.4
Fuel gallons (000,000)	92.0		95.8		253.9		267.6

Raw fuel cost per gallon	95.2	¢	139.6	¢	97.0	¢	129.8 ¢

Fuel expense before hedge activities (“raw fuel”)	$87.6		$133.7		$246.2		$347.4
Less: gains on settled hedges included in fuel expense	(4.3)		(3.5)		(14.0)		(11.0)

GAAP fuel expense	$83.3		$130.2		$232.2		$336.4

Fuel gallons (000,000)	92.0		95.8		253.9		267.6

GAAP fuel cost per gallon	90.5	¢	135.9	¢	91.5	¢	125.7 ¢

GAAP fuel expense	$83.3		$130.2		$232.2		$336.4
Less: gains on settled hedges included in nonoperating income (expense)	(1.7)		(8.5)		(4.6)		(11.7)

Adjusted fuel	81.6		121.7		227.6		324.7
Fuel gallons (000,000)	92.0		95.8		253.9		267.6

Economic fuel cost per gallon	88.7	¢	127.0	¢	89.6	¢	121.3 ¢

Mark-to-market gains included in non-operating income related to hedges that settle in future periods	—		$50.3		—		$70.4

Reconciliation to GAAP pretax income (loss):
Pretax income (loss) excluding impairment and restructuring charges, navigation fee settlement, government compensation and mark-to-market hedging gains	$50.1		$72.5		($13.7)		$33.2
Less: impairment of aircraft	—		—		—		(36.8)
Less: restructuring charges	—		(27.5)		—		(27.5)
Add: government compensation	—		—		52.8		—
Add: mark-to-market hedging gains included in nonoperating income (expense)	—		50.3		—		70.4
Add: navigation fee settlement	—		11.0		—		11.0

Pretax income (loss) reported GAAP amounts	$50.1		$106.3		$39.1		$50.3

Horizon Air Industries, Inc.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2003		2004		2003		2004
Unit cost reconciliations:
Operating expenses	$112.9		$122.5		$341.1		$364.9
ASMs (000,000)	701		830		1,950		2,314

Operating expenses per ASM	16.11	¢	14.76	¢	17.49	¢	15.77	¢

Operating expenses	$112.9		$122.5		$341.1		$364.9
Less: aircraft fuel	(13.5)		(18.2)		(38.3)		(48.4)
Less: impairment of aircraft	—		—		—		(2.8)

Operating expense excluding fuel and impairment charge	$99.4		$104.3		$302.8		$313.7
ASMs (000,000)	701		830		1,950		2,314

Operating expense per ASM excluding fuel and impairment charge	14.18	¢	12.57	¢	15.53	¢	13.56	¢

Aircraft fuel reconciliations:
Fuel expense before hedge activities (“raw fuel”)	$14.3		$18.7		$40.8		$49.9
Fuel gallons (000,000)	14.5		13.0		40.7		37.2

Raw fuel cost per gallon	98.6	¢	143.8	¢	100.2	¢	134.1	¢

Fuel expense before hedge activities (“raw fuel”)	$14.3		$18.7		$40.8		$49.9
Less: gains on settled hedges included in fuel expense	(0.8)		(0.5)		(2.5)		(1.5)

GAAP fuel expense	$13.5		$18.2		$38.3		$48.4
Fuel gallons (000,000)	14.5		13.0		40.7		37.2

GAAP fuel cost per gallon	93.1	¢	140.0	¢	94.1	¢	130.1	¢

GAAP fuel expense	$13.5		$18.2		$38.3		$48.4
Less: gains on settled hedges included in nonoperating income (expense)	(0.3)		(1.2)		(0.8)		(1.6)

Adjusted fuel	13.2		17.0		37.5		46.8
Fuel gallons (000,000)	14.5		13.0		40.7		37.2

Economic fuel cost per gallon	90.3	¢	131.2	¢	91.9	¢	125.8	¢

Mark-to-market gains (losses) included in non-operating income related to hedges that settle in future periods	—		$6.9		—		$9.6

Reconciliation to GAAP pretax income (loss):
Pretax income (loss) excluding impairment charge, government compensation and mark-to-market hedging gains	$19.5		$17.5		$1.3		$11.9
Less: impairment of aircraft and related spare parts	—		—		—		(2.8)
Add: government compensation	—		—		18.6		—
Add: mark-to-market hedging gains included in nonoperating income (expense)	—		6.9		—		9.6

Pretax income (loss) reported GAAP amounts	$19.5		$24.4		$19.9		$18.7

Air Group Net Income and EPS Reconciliation:

The following table summarizes Alaska Air Group, Inc.’s net income and diluted earnings per share during 2003 and 2004 excluding restructuring and impairment charges, navigation fee recovery, the second and third quarter of 2004 hedging mark-to-market gains, government compensation and as reported in accordance with GAAP (in millions except per share amounts):

	Three Months Ended September 30,
	2003		2004
	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS excluding mark-to-market hedging gains, navigation fee settlement and restructuring charges	$40.7	$1.52	$55.9	$2.08
Mark-to-market hedging gains, net of tax	—	—	32.8	1.22
Navigation fee settlement	—	—	6.3	0.23
Restructuring charge, net of tax	—	—	(15.8)	(0.59)

Reported GAAP amounts	$40.7	$1.52	$79.2	$2.94

	Nine Months Ended September 30,
	2003		2004
	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income (loss) and diluted EPS excluding mark-to-market hedging gains, navigation fee settlement, restructuring charges, government compensation and impairment charge	($14.7)	($0.55)	$24.7	$0.92
Government compensation, net of tax	44.3	1.66	—	—
Navigation fee settlement	—	—	6.3	0.23
Mark-to-market hedging gains, net of tax	—	—	45.9	1.71
Impairment charge, net of tax	—	—	(26.3)	(0.98)
Restructuring charge, net of tax	—	—	(15.8)	(0.59)

Reported GAAP amounts	$29.6	$1.11	$34.8	$1.29

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

Third Quarter in Review and Current Events

We recorded a third quarter 2004 net income of $79.2 million, or $2.94 per diluted share, compared to $40.7 million, or $1.52 per diluted share, in the third quarter of 2003. Third quarter results include a restructuring charge of $27.5 million ($15.8 million net of tax, or $0.59 per share) related to the restructuring initiatives announced in late August and early September. Third quarter results also include mark-to-market fuel hedging gains, reflecting the increase in the fair value of our hedge portfolio during the quarter, of $57.2 million ($32.8 million net of tax, or $1.22 per share). These amounts are net of the gains realized on contracts which settled during the quarter. Finally, third quarter results include the recovery of certain disputed Mexico navigation fees which were originally paid in 2002 and 2003, that amounted to $11.0 million ($6.3 million net of tax, or $0.23 per share). Approximately $7.7 million of this refund was recorded in operating expenses for fees previously remitted and the remaining $3.3 million was recorded in non-operating income for interest accrued on the fees. Without these items in 2004, net income would have been $55.9 million, or $2.08 per share during 2004. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 20 and 21, respectively. A discussion of the three-month data follows. On pages 22 through 24, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Restructuring Charges

During the third quarter of 2004, the Company announced a management reorganization and the closure of its Oakland maintenance base, contracting out of the Company’s Fleet Service, Ground Equipment and Facility maintenance functions and other initiatives. In total, these restructuring activities are expected to result in a reduction of approximately 900 employees when fully implemented in 2005. Severance and related costs associated with this restructuring are estimated at $50-$55 million, of which $27.5 million was recorded during the third quarter of 2004 and $23-$27 million will be recorded in the fourth quarter. The Company is also currently evaluating any possible asset impairment that may result from the announced initiatives. Any impairment charge would be in addition to the severance estimates above. We expect savings from these job-related initiatives to be approximately $35 million per year when fully implemented.

Labor Costs and Negotiations

Alaska Airlines continues to pursue the restructuring of its labor agreements so that they are in line with the market. Our objectives as we restructure these agreements are to achieve market labor costs, productivity and employee benefit costs. Based on these three objectives, in 2003 Alaska targeted $112 million per year of labor savings. As a result of increases in our wage rates since that time combined with labor cost decreases achieved by our competitors, we believe that our wages and benefits are now above market by more than $112 million. Alaska believes that its pilot labor costs represent the majority of this amount. Alaska is currently in negotiations with the Air Line Pilots Association (ALPA) on the pilot collective bargaining agreement. If we do not reach an agreement, the parties will submit the contract to binding arbitration, the decision of which will be effective in May 2005. The arbitration will cover wages plus five issues submitted by each of the Company and ALPA. The pilot labor contract contains market related standards for wages and benefits. Nevertheless, we cannot predict the outcome of this proceeding, particularly whether the arbitrator’s award will reflect cost savings in wage rates, productivity and benefits equal to what the we consider to be the current excess over market.

Mark-to-Market Fuel Hedging Gains

Beginning in the second quarter of 2004, we lost the ability to defer, as a component of comprehensive income, recognition of any unrealized gain or loss on our fuel hedge contracts until the hedged fuel is consumed. We lost this ability because the correlation between crude oil, the commodity we use to hedge, and West Coast jet fuel fell below required thresholds. For more discussion, see Note 4 to our condensed consolidated financial statements.

The implications of this change in the current period and on a go-forward basis are twofold: First, we will have more volatile earnings as we mark our entire hedge portfolio to market each quarter-end and report the gain or loss in other non-operating income or expense. Second, to an increasing extent, the impact of our fuel hedge program will not be reflected in fuel expense. We had unrealized gains on our balance sheet of $26.5 million at March 31, 2004 when we last qualified for hedge accounting. These unrealized gains will be recognized in fuel expense as the hedged fuel is consumed, which will occur through the second quarter of 2006. Subsequent gains or losses resulting from changes in the fair value of our current hedge positions will be recorded in other non-operating income or expense until correlation returns and the positions are redesignated.

We have provided information on mark-to-market gains or losses, as well as calculations of our economic fuel cost per gallon on pages 22 through 24.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.

Impairment of 737-200C Aircraft

In June 2004, the Company’s Board approved a plan to accelerate the retirement of its Boeing 737-200C fleet and remove those aircraft from service (by the end of 2007) earlier than initially planned. In July 2004, the Company announced its plan to replace these aircraft by modifying five existing 737-400 aircraft and using other existing 737-400 aircraft for the remaining passenger capacity. Four of the five modified airplanes will be converted into combination passenger/cargo aircraft and one will be converted to an all cargo aircraft. The Company expects to backfill the 737-400s with Boeing 737-800 aircraft in 2005 and 2006.

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

Other Events

In October 2004, Alaska entered into a 10 year outsourcing “power-by-the-hour” engine maintenance agreement with a third party. Under terms of this arrangement, the third party will provide routine and major overhaul maintenance services on certain engines in our 737-400 fleet at an agreed upon rate per hour flown.

On January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines. Service under this agreement became fully operational during the second quarter of 2004 and Horizon is currently operating nine regional jet aircraft under the Frontier JetExpress brand. Flying under this agreement represented 23.1% of Horizon’s third quarter capacity and 9.2% of passenger revenues.

The arrangement with Frontier provides for reimbursement of expected costs plus a base mark up and certain incentives. However, since Horizon is not responsible for many of the typical costs of operations such as fuel, landing fees, marketing costs and station labor and rents, revenue per ASM, cost per ASM and cost per ASM excluding fuel for this flying is significantly lower than Horizon’s native network flying.

For 2004, Alaska and Horizon expect capacity increases of approximately 7% and 20%, respectively. The expected capacity increase at Alaska is due largely to the annualization of the additional aircraft added in 2003 combined with increases in utilization. Horizon’s expected capacity increase is due largely to the annualization of aircraft additions in late 2003, the addition of two aircraft in the first half of 2004, the arrival of a third aircraft in early July 2004 and higher utilization resulting from the new contract flying for Frontier.

Alaska is currently in the process of adding a row of seats to its 737-400 fleet. When complete, this will result in an increase of approximately 2.3% in available seat miles on an annualized basis. We expect this change will represent a significant portion of our capacity growth in 2005.

In 2005, Horizon will be adding a row of seats to the Q400 fleet increasing capacity from 70 to 74 seats. When complete, this will result in an increase of approximately 1.5% in available seat miles on an annualized basis.

Results of Operations

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

During the third quarter of 2004, we recorded consolidated operating and pre-tax income of $65.2 million and $127.6 million, respectively, versus $76.7 million and $68.2 million, respectively, in the third quarter of 2003.

Alaska Airlines Revenues

Operating revenues increased $55.9 million, or 9.6%, during 2004 as compared to 2003. For the quarter, available seat miles (ASMs or capacity) increased 5.6% and revenue passenger miles (RPMs or traffic) increased 10.8%. The majority of our 2004 ASM growth came from expansion in our Trans-Continental markets. We also experienced slight increases in capacity in Nevada, Mexico and Anchorage/Fairbanks-Lower 48, partially offset by decreases in service to Northern Alaska, Canada, Arizona, the Bay Area and the Pacific Northwest. Traffic increases primarily reflect increases in traffic in the Trans Continental, Denver, Southern California, Mexico, Arizona, Nevada and Anchorage/Fairbanks-Lower 48 markets, partially offset by decreases in traffic in Northern Alaska, the Bay Area and Canada.

Passenger revenues increased by 8.3% as a result of a 10.8% increase in traffic partially offset by a 2.2% decrease in yield per passenger mile. Load factors were up year over year in all of our regions.

Freight and mail revenues increased by $3.1 million, or 14.5%, compared to the same period in 2003 as a result of a new mail contract we have in the State of Alaska and due to revenues associated with an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004. These increases are partially offset by lower contract maintenance revenue.

Other-net revenues increased $8.7 million, or 27.7%, due largely to higher cash receipts (and through higher revenue) from the Mileage Plan credit card.

Alaska Airlines Expenses

For the quarter, total operating expenses increased $64.0 million, or 12.1%, as compared to the same period in 2003. Operating expenses per ASM increased 6.1% in 2004 as compared to 2003. These increases are due largely to the restructuring charge, significant increases in fuel costs and higher wages and benefit costs. Operating expense per ASM excluding fuel, the navigation fee recovery and the restructuring charge decreased 6.0% as compared to the same period in 2003. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $8.6 million, or 4.3%, during the third quarter. Approximately $1.5 million of this increase reflects higher benefit costs, resulting from increases in pension, medical and health insurance costs. The remaining $7.1 million increase primarily reflects scale and step increases.

In May 2004, under terms of our union contract, our pilots received a 4% wage rate increase, which represented 50.7% of the total increase in wages.

•	Contracted services decreased $2.7 million, or 13.2%, due largely to the recovery in 2004 of disputed Mexico navigation fees paid in 2002 and 2003, partially offset by expenses associated with an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004 and costs associated with a temporary charter contract we had for our new mail contract in Alaska, and higher security costs.

•	Aircraft fuel increased $46.9 million, or 56.3%, due to a 50.2% increase in the GAAP fuel cost per gallon and a 4.1% increase in fuel gallons consumed. Our economic cost per gallon (the raw price paid less all benefits from settled hedges) was $1.27 per gallon, a 43.2% increase over the prior year. Fuel prices remain at very high levels and continue to be volatile. At September 30, 2004, we have fuel hedge contracts in place to hedge 50% of our anticipated fuel consumption for the remainder of 2004 and 2005 and 25% of our anticipated fuel consumption in 2006 at prices ranging from $28.81 to $37.28 per crude oil barrel.

The following table summarizes fuel cost per gallon realized by Alaska (the economic cost per gallon), the cost per gallon on a GAAP basis (including hedging gains recorded in aircraft fuel and non-operating income (expense)) and fuel cost per gallon excluding all hedging activities:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2003		2004		2003		2004
Fuel expense before hedge activities (“raw fuel”)	$87.6		$133.7		$246.2		$347.4
Fuel gallons (000,000)	92.0		95.8		253.9		267.6

Raw fuel cost per gallon	95.2	¢	139.6	¢	97.0	¢	129.8	¢

Fuel expense before hedge activities (“raw fuel”)	$87.6		$133.7		$246.2		$347.4
Less: gains on settled hedges included in fuel expense	(4.3)		(3.5)		(14.0)		(11.0)

GAAP fuel expense	$83.3		$130.2		$232.2		$336.4
Fuel gallons (000,000)	92.0		95.8		253.9		267.6

GAAP fuel cost per gallon	90.5	¢	135.9	¢	91.5	¢	125.7	¢

GAAP fuel expense	$83.3		$130.2		$232.2		$336.4
Less: gains on settled hedges included in nonoperating income (expense)	(1.7)		(8.5)		(4.6)		(11.7)

Adjusted fuel	$81.6		$121.7		$227.6		$324.7
Fuel gallons (000,000)	92.0		95.8		253.9		267.6

Economic fuel cost per gallon	88.7	¢	127.0	¢	89.6	¢	121.3	¢

Mark-to-market gains included in nonoperating income related to hedges that settle in future periods (in millions)	—		$50.3		—		$70.4

•	Aircraft maintenance decreased $8.1 million, or 23.0%, due largely to fewer engine overhauls and a change in the mix of heavy maintenance versus routine maintenance.

For the remainder of the year we anticipate that aircraft maintenance will be somewhat higher than in 2003 as outsourcing of all base maintenance work takes effect. The anticipated savings from contracting out will be reflected through lower wages and benefits in future periods.

•	Aircraft rent decreased $3.0 million, or 9.6%, due to lower rates on extended leases.

•	Other selling expenses and commissions decreased $7.5 million, or 17.3%. This decrease is due largely to a decrease in incentive payments made to Horizon. Incentive payments to Horizon are eliminated in consolidation at the Air Group level.

•	Landing fees and other rentals increased $4.0 million, or 11.9%. The higher rates primarily reflect higher joint-use rental fees at Seattle, Portland and Los Angeles, combined with modest volume growth. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security due to unfunded government mandates.

Horizon Air Revenues

For the quarter, operating revenues increased $6.6 million, or 5.0% as compared to 2003. This increase is due largely to $12.4 million in revenue from contract flying for Frontier Airlines, which began January 1, 2004, partially offset by a 4.4% decrease in revenue associated with the Horizon brand (“native network”) flying resulting from a decrease in incentive payments made from Alaska to Horizon.

For the three months ending September 30, 2004, capacity increased 18.4% and traffic was up 29.0%, compared to the same period in 2003. Contract flying with Frontier represented approximately 23.1% of capacity and 9.2% of passenger revenues during the third quarter of 2004. Passenger load factor increased 5.9 percentage points to 72.4%. Passenger yield decreased 18.0% to 22.38 cents, reflecting the inclusion of the Frontier contract flying, the yield for which is significantly lower than native network flying, and a slight decrease in yield from native network flying. Contract revenue and increases in traffic, combined with lower native network yields and a decrease in incentive payments from Alaska to Horizon resulted in an increase in passenger revenue of $7.3 million, or 5.7%.

Horizon Air Expenses

Operating expenses increased $9.6 million, or 8.5%, as compared to the same period in 2003. Total operating expenses per ASM decreased 8.4% as compared to 2003. Operating expenses per ASM excluding fuel decreased 11.4% as compared to the same period in 2003. Explanations of other significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $0.5 million, or 1.3%, due primarily to a 2.1% increase in the average number of employees partially offset by a $2.0 million accrual reduction for estimated medical costs.

•	Aircraft fuel increased $4.7 million, or 34.8%, due to a 50.4% increase in the GAAP fuel cost per gallon, partially offset by a 10.3% decrease in gallons consumed, reflecting the addition of four aircraft as compared to the same period in 2003, offset by a reduction in fuel consumption for the capacity flown in the Frontier JetExpress operation. Horizon’s fuel hedge contracts are consistent with those at Alaska.

The following table summarizes fuel cost per gallon realized by Horizon (the economic cost per gallon), on a GAAP basis (including hedging gains recorded in aircraft fuel and non-operating income (expense)) and fuel cost per gallon excluding all hedging activities:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2003		2004		2003		2004
Fuel expense before hedge activities (“raw fuel”)	$14.3		$18.7		$40.8		$49.9
Fuel gallons (000,000)	14.5		13.0		40.7		37.2

Raw fuel cost per gallon	98.6	¢	143.8	¢	100.2	¢	134.1	¢

Fuel expense before hedge activities (“raw fuel”)	$14.3		$18.7		$40.8		$49.9
Less: gains on settled hedges included in fuel expense	(0.8)		(0.5)		(2.5)		(1.5)

GAAP fuel expense	$13.5		$18.2		$38.3		$48.4
Fuel gallons (000,000)	14.5		13.0		40.7		37.2

GAAP fuel cost per gallon	93.1	¢	140.0	¢	94.1	¢	130.1	¢

GAAP fuel expense	$13.5		$18.2		$38.3		$48.4
Less: gains on settled hedges included in nonoperating income (expense)	(0.3)		(1.2)		(0.8)		(1.6)

Adjusted fuel	$13.2		$17.0		$37.5		$46.8
Fuel gallons (000,000)	14.5		13.0		40.7		37.2

Economic fuel cost per gallon	90.3	¢	131.2	¢	91.9	¢	125.8	¢

Mark-to-market gains included in nonoperating income related to hedges that settle in future periods (in millions)	—		$6.9		—		$9.6

•	Aircraft maintenance expense increased $2.7 million, or 37.5%, primarily due to an increase in block hours, fewer aircraft covered by warranty and higher routine maintenance costs for the Q400 fleet.

•	Landing fees and other rentals increased $0.7 million, or 6.8%. Higher landing fees are a result of higher rates and increased costs for capital improvement, debt service and security. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

Consolidated Nonoperating Income (Expense)

Net nonoperating income was $62.4 million in 2004 compared to net nonoperating expense of $8.5 million in 2003.

Other-net includes $2.0 million and $9.7 million in gains resulting from settled fuel hedge contracts in 2003 and 2004, respectively. In addition, other-net includes mark-to-market hedging gains of $57.2 million in 2004 as previously discussed.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

During the nine months ended September 30, 2004, we recorded net income of $34.8 million, or $1.29 per diluted share, compared to net income of $29.6 million, or $1.11 per diluted share, during the same period of 2003. Our 2003 consolidated net income includes $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received in connection with government assistance received under the Emergency Wartime Supplemental Appropriations Act. The 2004 results include four unusual items. First, we recorded a restructuring charge of $27.5 million ($15.8 million net of tax, or $0.59 per share) related to the restructuring initiatives announced in late August and early September. Second, like last quarter, this quarter’s results include mark-to-market fuel hedging gains, which reflect the increase in the fair value of our hedge portfolio during the quarter, of $80.0 million ($45.9 million net of tax, or $1.71 per share). These amounts exclude gains realized on contracts which settled during the quarter. Third, 2004 results also include impairment charges of $39.6 million ($26.3 million net of tax, or $0.98 per share), substantially all of which was associated with a decision to accelerate the retirement of the Company’s Boeing 737-200C fleet. Finally, this quarter’s results include the recovery of certain disputed Mexico navigation fees which were originally paid in 2002 and 2003, that amounted to $11.0 million ($6.3 million net of tax, or $0.23 per share). Without these items in 2004 and excluding the government compensation received in 2003, net income would have been $24.7 million, or $0.92 per share during 2004, compared to a net loss of $14.7 million, or $0.55 per share, in 2003. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 20 and 21, respectively. A discussion of the nine-month data follows. On pages 22 through 24, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenues increased $187.2 million, or 12.3%, during 2004 as compared to 2003. For the first nine months of 2004, ASM’s increased 7.8% and RPM’s increased 12.0%.

Yield per passenger mile remained flat at 12.61 cents and passenger load factor increased 2.7 points during the first nine months of 2004 as compared to the same period in 2003. Increases in traffic and yield resulted in a 12.0% increase in passenger revenues in 2004.

Freight and mail revenues increased $5.5 million, or 9.2%, compared to the same period in 2003 because of a new mail contract we have in the State of Alaska.

Other-net revenues increased $16.0 million, or 19.3%, due largely to revenues received from an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004 and higher Mileage Plan revenues.

Alaska Airlines Expenses

For the nine months ended September 30, 2004, total operating expenses increased $208.7 million, or 13.7%, as compared to the same period in 2003. Operating expenses per ASM increased 5.4% in 2004 as compared to 2003. These increases are due largely to the 7.8% increase in capacity combined with a significant increase in fuel costs, higher wages and benefits, landing fees and other rental costs, restructuring charges and an impairment charge related to our Boeing 737-200 fleet. Operating expense per ASM excluding fuel, navigation fee recovery, restructuring and impairment charges decreased 3.9% as compared to the same period in 2003. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $33.1 million, or 5.7%, during the first nine months of 2004. Approximately $12.5 million of this increase reflects higher benefit costs, resulting from increases in pension, medical and health insurance costs. The remaining $20.6 million increase primarily reflects scale and step increases.

In May of 2004, under terms of our union contract, our pilots received a 4% wage rate increase, which represented approximately 51.0% of the total increase in wages.

•	Contracted services increased $9.4 million, or 15.4%, due largely to expenses associated with an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004, costs associated with a temporary charter contract we have for our new mail contract in Alaska and higher security costs, partially offset by the recovery in 2004 of disputed Mexico navigation fees paid in 2002 and 2003.

•	Aircraft fuel increased $104.2 million, or 44.9%, due to a 37.4% increase in the GAAP fuel cost per gallon and a 5.4% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing a $11.0 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during the first half of 2004.

•	Aircraft maintenance decreased $6.4 million, or 5.4%, due largely to fewer engine overhauls during the first nine months and a change in the mix of heavy maintenance versus routine maintenance.

•	Aircraft rent decreased $7.3 million, or 7.9%, due to lower rates on extended leases and MD-80 returns, offset by one new 737-700 aircraft and one new 737-900 aircraft since the end of the third quarter of 2003.

•	Depreciation and amortization increased $7.4 million, or 8.4%, reflecting accelerated depreciation on the planned retirement of three Boeing 737-200C’s and an increase in depreciation resulting from two aircraft purchased in the last twelve months.

•	Landing fees and other rentals increased $12.6 million, or 13.5%. The higher rates primarily reflect higher joint-use rental fees at Seattle, Portland, Los Angeles and Oakland, combined with modest volume growth. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security due to unfunded government mandates.

•	Other expense increased $8.1 million, or 7.9%, primarily reflecting a $6.4 million increase in professional services and a $1.1 million increase in property taxes.

Horizon Air Revenues

For the first nine months of 2004, operating revenues increased $32.0 million, or 9.3% as compared to 2003. This increase is due largely to a 0.1% increase in revenue associated with the native network flying combined with $31.8 million in revenue from contract flying for Frontier Airlines, which began January 1, 2004.

For the nine months ended September 30, 2004, capacity increased 18.7% and traffic was up 29.6%, compared to the same period in 2003. Contract flying with Frontier represented approximately 8.8% of passenger revenues and 20.8% of capacity, during the first nine months of 2004. Passenger load factor increased 5.7 percentage points to 68.5%. Passenger yield decreased 14.9% to 22.73 cents, reflecting the inclusion of the Frontier contract flying, the yield for which is significantly lower than native network flying. Contract revenue and higher yields in Horizon’s native network combined with the increases in traffic, resulted in an increase in passenger revenue of $33.6 million, or 10.3%.

Horizon Air Expenses

Operating expenses increased $23.8 million, or 7.0%, as compared to the same period in 2003. Operating expenses per ASM including fuel and the impairment charge decreased 10.0% as compared to 2003. Operating expenses per ASM excluding fuel and the impairment charge decreased 12.7% as compared to the same period in 2003. Operating expenses include $2.8 million related to an impairment charge on our held-for-sale F-28 aircraft and spare engines to lower the carrying value of these assets to their estimated fair value. Explanations of other significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $3.3 million, or 2.8%, reflecting an increase in the average number of employees and in average wages and payroll taxes, partially offset by an accrual reduction for medical costs resulting from a downward trend in claims activity.

•	Aircraft fuel increased $10.1 million, or 26.4%, due to a 38.3% increase in the GAAP fuel cost per gallon, partially offset by an 8.6% decrease in gallons consumed, reflecting the addition of four aircraft as compared to the same period in 2003, offset by the reduction in fuel consumption for the capacity flown in the Frontier JetExpress operation. Air Group’s fuel hedging program resulted in Horizon recognizing a $1.5 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during the first nine months of 2004.

•	Aircraft maintenance expense increased $4.1 million, or 18.2%, primarily due to an increase in block hours, a higher number of routine maintenance activities and engine overhauls for the Q200 fleet and less aircraft covered by warranty.

•	Aircraft rent increased $2.7 million, or 5.1%, reflecting the addition of one CRJ and the addition of spare engines in 2004 as compared to the same period in 2003.

•	Landing fees and other rentals increased $3.0 million, or 10.6%. Higher landing fees are a result of higher rates associated with modest volume growth, an increase in airport fees and increased costs for security. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

Consolidated Nonoperating Income (Expense)

Net nonoperating income was $74.6 million in 2004 compared to $54.4 million in 2003. Interest income increased $7.1 million due to a larger marketable securities portfolio in 2004 combined with a negative adjustment of premium and discount amortization on our marketable securities portfolio in 2003. Interest expense (net of capitalized interest) increased $1.1 million due to increases in debt balances as compared to 2003.

The 2003 results include $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Emergency Wartime Supplemental Appropriations Act.

Other-net includes $5.4 million and $13.3 million in gains from settled fuel hedging contracts in 2003 and 2004, respectively. In addition, other-net includes mark-to-market gains on unsettled hedge contracts of $80.0 million in 2004.

Consolidated Income Tax Benefit

Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. The volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs, relative to pretax profit or loss. We used our actual 2004 year-to-date effective rate of 42.7%. In arriving at this rate, we considered a variety of factors, including year-to-date pretax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimate state income taxes. We evaluate this rate each quarter and make adjustments when necessary.

Critical Accounting Policies

For information on our critical accounting policies, see Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2003.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2003	September 30, 2004	Change
	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$812.3	$878.5	$66.2
Working capital	130.9	336.2	205.3
Long-term debt and capital lease obligations	906.9	1,007.6	100.7
Shareholders’ equity	674.2	713.6	39.4
Book value per common share	$25.19	$26.54	$1.35
Long-term debt-to-capital	57%:43%	59%:41%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	77%:23%	77%:23%	NA

During the nine months ended September 30, 2004, our cash and marketable securities increased $66.2 million to $878.5 million at September 30, 2004. This increase reflects cash provided by operating activities of $283.5 million, partially offset by cash used in financing activities of $96.3 million and cash used for the purchase of property and equipment of $113.5 million.

Cash Provided by Operating Activities

During the first nine months of 2004, net cash provided by operating activities was $283.5 million (including $42.7 million of cash received from a tax refund during the second quarter of 2004), versus $272.5 million during the first nine months of 2003.

Cash Used in Investing Activities

Cash used in investing activities was $157.2 million during the first nine months of 2004, compared to $508.6 million in 2003. We had net purchases of $39.2 million of marketable securities and $113.5 million for property and equipment. During the first nine months of 2004, our aircraft related capital expenditures decreased $197.8 million as compared to 2003, primarily reflecting a reduction in spending for new aircraft and capitalized overhauls.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $96.3 million during the first nine months of 2004 compared to net cash provided by financing activities of $188.8 million during the same period in 2003. Debt issuances during the first nine months of 2004 of $94.6 million were secured by flight equipment. These debt issuances have interest rates that vary with the London Interbank Offered Rate (LIBOR) and payment terms ranging from 12 to 16 years. Debt issuances during the period were offset by normal long-term debt payments of $43.2 million and full repayment of our credit facility of $150 million.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand at September 30, 2004 totaling $878.5 million. We also have restricted cash of $14.2 million, which is intended to collateralize interest payments due in the next two years on our $150 million floating rate senior convertible notes due 2023 issued in 2003.

In 2003, we completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023 pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from the offering were $144.9 million, of which $22.3 million was used to acquire U.S. government securities to fund the first three years of interest payments. In 2003, we made a capital contribution to Alaska Airlines of the remaining net proceeds from the sale of the notes. Alaska Airlines has used the remaining proceeds from the notes for working capital requirements and expects in the future to continue to use these remaining proceeds for working capital requirements as well as other general corporate purposes. Although we have not yet determined how each payment of principal or interest due will be funded in the future, we anticipate that these payments will be funded either by dividends, distributions, loans, advances or other payments from our subsidiaries or through new borrowings or financings by Alaska Air Group. Any such payments by our subsidiaries to us could be subject to statutory or contractual restrictions. Currently, the only contractual restrictions are contained in Alaska Airlines’ $150 million credit facility, which expires in December 2004 and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on investments, lease obligations, sales of assets, and additional indebtedness. Such provisions limit the amount of funds Alaska Airlines can distribute via dividend to Alaska Air Group. As of September 30, 2004, $195.3 million was available to distribute to Alaska Air Group via dividend without violating the covenants in Alaska Airlines’ credit facility. The notes do not restrict the ability of our subsidiaries to enter into additional agreements limiting or prohibiting the distribution of earnings, loans or other payments to Alaska Air Group. We are considering various alternatives including renewing or replacing the credit facility, although there can be no assurance that this can be accomplished on acceptable terms to us.

The holders of the $150.0 million of floating rate senior convertible notes due in 2023 may elect to have the Company redeem all or a portion of the notes on the 5th, 10th and 15th anniversaries of the date of issuance. On September 30, 2004, we entered into the First Supplemental Indenture with respect to the Notes to rescind the Company’s right to pay for such a repurchase of the Notes at the option of the holders, in whole or in part, in shares of our common stock. Pursuant to the terms of the notes, as amended, any such repurchases shall be paid for in cash.

Supplemental Disclosure of Noncash Investing and Financing Activities

During the first nine months of 2004, Horizon financed three Bombardier Q400s under long-term debt arrangements totaling $44.7 million. These debt arrangements have a 15-year term and interest rates that vary with LIBOR. Two of the aircraft were originally leased in January 2004 and were treated as capital leases at that time. The resulting re-financing transactions did not result in any gain or loss in the consolidated statements of operations.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

At September 30, 2004, we had firm orders for 12 aircraft requiring aggregate payments of approximately $284.4 million, as set forth below. In addition, Alaska has options to acquire 26 additional B737’s, and Horizon has options to acquire 15 Q400’s and 25 CRJ 700’s. Alaska and Horizon expect to finance the firm orders and to the extent exercised, the option aircraft with leases, long-term debt or internally generated cash. During the first quarter of 2004, Alaska converted two 737-900 aircraft it had on firm order with Boeing for two 737-800s. The planes are due for delivery in February and July of 2005.

The following table summarizes aircraft commitments and payments by year:

	Delivery Period - Firm Orders
October 1-December 31,						Beyond
Aircraft	2004	2005	2006	2007	2008	2008	Total
Boeing 737-800	—	3	—	—	—	—	3
Bombardier CRJ700	—	1	2	2	2	2	9

Total	—	4	2	2	2	2	12

Payments (Millions)	$12.9	$82.4	$52.5	$49.5	$49.6	$37.5	$284.4

The table above does not include our planned acquisition of three Boeing 737-800’s in 2006 to replace the Boeing 737-400’s being converted since we do not have firm commitments at this time.

The following table provides a summary of our principal payments under current and long-term debt obligations, capital lease obligations, operating lease commitments and aircraft purchase commitments as of September 30, 2004. This table excludes other obligations that we may have, such as pension obligations and routine purchase obligations entered into in the normal course of business.

October 1-December 31,						Beyond
(in millions)	2004	2005	2006	2007	2008	2008*	Total
Current and long-term debt and capital lease obligations	$16.7	$53.5	$57.1	$60.2	$63.3	$808.9	$1,059.7
Operating lease commitments	82.2	278.0	223.3	195.9	189.5	1,136.1	2,105.0
Aircraft purchase commitments	12.9	82.4	52.5	49.5	49.6	37.5	284.4

Total	$111.8	$413.9	$332.9	$305.6	$302.4	$1,982.5	$3,449.1

*	Includes $150 million related to the Company’s senior convertible notes due in 2023. Holders of these Notes may require the Company to purchase all or a portion of their Notes, for a purchase price equal to principal plus accrued interest, on the 5th, 10th, and 15th anniversaries of the issuance of the Notes, or upon the occurance of a change in control or tax event. See Note 8 in the condensed consolidated financial statements.

New Accounting Standards

During the third quarter of 2004, the Emerging Issues Task Force (EITF) affirmed its tentative conclusion reached in July of 2004 on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted EPS” (EITF 04-08). EITF 04-08 requires companies to include certain contingently convertible securities in the calculation of diluted EPS to the extent the inclusion of the shares would be dilutive. Adoption of EITF 04-08 is expected to be required during the fourth quarter of 2004 and will impact periods and comparative periods on a go foward basis. Because the Company’s convertible notes fall under the scope of EITF 04-08, beginning in the fourth quarter of 2004 and for all comparative periods presented, the Company expects to report a lower diluted EPS to the extent the convertible notes are not anti-dilutive. Had EITF 04-08 been required during the third quarter of 2003 and 2004, diluted EPS would include an additional 5.7 million shares and would have resulted in diluted EPS of $1.29 and $2.47 for the three months ended September 30, 2003 and 2004, respectively, and $1.00 and $1.20 per share for the nine months ended September 30, 2003 and 2004, respectively.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2003 10-K/A except as follows:

Fuel Hedging

We purchase jet fuel at prevailing market prices, and seek to manage the risk of price fluctuations through execution of a documented hedging strategy. We utilize derivative financial instruments as hedges to decrease our exposure to the volatility of jet fuel prices. We believe there is risk in not hedging against the possibility of fuel price increases. At September 30, 2004, we had fuel hedge contracts in place to hedge 49.0 million gallons of our expected jet fuel usage during the remainder of 2004, 207.3 million gallons in 2005, 106.1 million gallons in 2006 and 16.6 million gallons in 2007. This represents 50% of our anticipated fuel consumption in 2004 and 2005 and 25% and 4% of our anticipated fuel consumption in 2006 and 2007, respectively. Prices of these agreements range from $28.81 to $37.28 per crude oil barrel. We estimate that a 10% increase or decrease in crude oil prices as of September 30, 2004 would impact hedging positions by approximately $6.0 million.

As of December 31, 2003 and September 30, 2004, the fair values of our fuel hedge positions were $18.4 million and $117.0 million, respectively. Of these amounts, $12.0 million of the 2003 fair value amounts and $81.6 million of the 2004 fair value amounts were included in prepaid and other current assets in the consolidated balance sheets. The remaining $6.4 million 2003 fair value and $35.4 million 2004 fair value is reflected in other assets in the consolidated balance sheets.

The following table summarizes Air Group’s realized fuel hedging gains and changes in fair value of hedging contracts outstanding as of September 30, 2004 and 2003 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Settled hedging gains included in aircraft fuel	$5.1	$4.0	$16.5	$12.5

Settled hedging gains (losses) included In non-operating income (expense)***	$(0.8)	$9.7	$4.3	$13.3
Mark-to-market hedging gains included in non-operating income (expense)**	$—	$57.2	$—	$80.0

Hedging gains included in non-operating income (expense)*	$(0.8)	$66.9	$4.3	$93.3

* Includes the ineffective portion recorded currently in earnings using “hedge accounting” through the first three months of 2004.

** Includes changes in fair value since March 31, 2004 resulting from the loss of “hedge accounting”.

*** 2003 includes the ineffective portion of fair market value changes under “hedge accounting”.

Financial Market Risk

During the first nine months of 2004, we issued $94.6 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 12 to 16 years.

ITEM 4. Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

We made no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. Default on Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

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

Date: November 9, 2004

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Staff Vice President/Finance and Controller

By:	/s/ Bradley D. Tilden
Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description
4.1*	Indenture dated as of March 31, 2003 between Alaska Air Group, Inc. and U.S. Bank National Association, as Trustee, and First Supplemental Indenture dated September 30, 2004 between Alaska Air Group, Inc. and U.S. Bank National Association as Trustee, relating to senior convertible notes due 2023.

10.19*	2004 Alaska Air Group performance based pay plan***

31.1*	Section 302 Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241

31.2*	Section 302 Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241

32.1*	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

     * Filed herewith.

*** Indicates management contract or compensatory plan or arrangement.