Form 10-Q/A
period 2004-09-30
ALASKA AIR GROUP INC
filed 2004-12-23
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Revision to Previously Filed Financial Statements and SEC Filings

     In December, we discovered a clerical error in our calculation of deferred Mileage Plan revenue that existed as of September 30, 2004. As a result, we have revised our third quarter and year to date reported condensed consolidated financial statements to adjust for this item. The revision increases the total Mileage Plan liability and deferred revenue balance from $379.2 million to $387.6 million (which amounts are included in other accrued liabilities-current in the condensed consolidated financial statements), and results in an $8.4 million (pretax) decrease to other revenues for the third quarter and nine months ended September 30, 2004.

     The revised 2004 third quarter consolidated net income is $74.0 million, or $2.75 per diluted share, and the revised consolidated net income for the nine months ended September 30, 2004 is $29.6 million, or $1.10 per diluted share. We originally reported third quarter net income of $79.2 million (or $2.94 per diluted share) and net income for the nine month period of $34.8 million (or $1.29 per diluted share).

     The revisions have no impact on previously reported operating expenses as determined in accordance with GAAP or on previously reported operating cost per Available Seat Mile excluding fuel, a non-GAAP measure we believe is important to some users of our financial statements. See Selected Consolidated Financial and Operating Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements including the Notes to Consolidated Financial Statements, for the impact of the reclassifications. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2004 amends and reclassifies those items of the previously filed Form 10-Q which have been affected by the revisions. For additional information regarding the revisions, see Note 13 in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1.

     This Form 10-Q/A has not been updated except as required to reflect the effects of the foregoing restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except for the foregoing restatement. As a result, this Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its SEC filings made subsequent to that original filing date for additional information.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q/A contains forward-looking statements that relate to future events of our future financial performance and involve a number of risks and uncertainties. These forward-looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “forecast,” “may,” “will,” “could,” “should,” “expect,” “plan,” “believe,” “potential” or other similar words indicating future events or contingencies. Some of the things that could cause our actual results to differ from our expectations are: changes in our operating costs including fuel; the competitive environment and other trends in our industry; economic conditions; our reliance on automated systems; actual or threatened terrorist attacks, global instability and potential U.S. military involvement; our ability to meet our cost reduction goals; the outcome of contract talks with the Air Line Pilots Association, whether as a result of negotiations or binding arbitration; labor disputes; changes in laws and regulations; liability and other claims asserted against us; failure to expand our business; interest rates and the availability of financing; our ability to attract and retain qualified personnel; changes in our business plans; our significant indebtedness; downgrades of our credit ratings; and inflation. For a discussion of these and other risk factors, review the information under the caption “Business — Business Risks” in Item 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. All of the forward-looking statements are qualified in their entirety by reference to the risk factors discussed therein. Our forward-looking statements are based on the information currently available to us and speak only as of the date of this report. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report to conform them to actual results. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS

	December 31,	September 30,
(In Millions)	2003	2004
		Revised (See Note 13)
Current Assets
Cash and cash equivalents	$192.9	$222.9
Marketable securities	619.4	655.6
Receivables — net	120.7	120.5
Inventories and supplies — net	45.8	47.4
Deferred income taxes	90.6	77.7
Prepaid expenses and other current assets	78.9	169.5

Total Current Assets	1,148.3	1,293.6

Property and Equipment
Flight equipment	2,327.6	2,287.0
Other property and equipment	464.2	466.9
Deposits for future flight equipment	78.1	61.8

	2,869.9	2,815.7
Less accumulated depreciation and amortization	920.7	898.6

Total Property and Equipment — Net	1,949.2	1,917.1

Intangible Assets	45.6	44.6

Other Assets	116.1	156.2

Total Assets	$3,259.2	$3,411.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

		December 31,	September 30,
	(In Millions)	2003	2004
			Revised (See Note 13)
	Current Liabilities
	Accounts payable	$132.9	$139.3
	Accrued aircraft rent	75.6	71.6
	Accrued wages, vacation and payroll taxes	92.7	121.5
	Other accrued liabilities	271.8	299.0
	Air traffic liability	237.7	279.9
	Current portion of long-term debt and capital lease obligations	206.7	52.1

	Total Current Liabilities	1,017.4	963.4

	Long-Term Debt and Capital Lease Obligations	906.9	1,007.6

	Other Liabilities and Credits
	Deferred income taxes	192.0	207.5
	Deferred revenue	252.4	291.2
	Other liabilities	216.3	233.4

		660.7	732.1

	Commitments and Contingencies

	Shareholders’ Equity
	Preferred stock, $1 par value
Authorized:	5,000,000 shares	—	—
	Common stock, $1 par value
Authorized:	100,000,000 shares
Issued:	2003 - 29,474,919 shares
	2004 - 29,593,158 shares	29.5	29.6
	Capital in excess of par value	486.3	488.4
Treasury stock, at cost:	2003 - 2,712,979 shares
	2004 - 2,706,643 shares	(61.9)	(61.8)
	Accumulated other comprehensive income (loss)	(79.0)	(76.7)
	Retained earnings	299.3	328.9

		674.2	708.4

	Total Liabilities and Shareholders’ Equity	$3,259.2	$3,411.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Three Months Ended September 30
(In Millions Except Per Share Amounts)	2003	2004
	Revised (See Note 13)	Revised (See Note 13)
Operating Revenues
Passenger	$645.8	$706.0
Freight and mail	22.6	25.5
Other — net	33.8	33.9

Total Operating Revenues	702.2	765.4

Operating Expenses
Wages and benefits	237.9	247.0
Contracted services	24.4	21.2
Aircraft fuel	96.8	148.4
Aircraft maintenance	42.4	37.0
Aircraft rent	49.2	46.7
Food and beverage service	17.6	14.3
Other selling expenses and commissions	36.1	37.5
Depreciation and amortization	32.7	35.7
Loss (gain) on sale of assets	0.1	(2.8)
Landing fees and other rentals	43.3	48.0
Other	45.0	48.1
Restructuring charges	—	27.5

Total Operating Expenses	625.5	708.6

Operating Income	76.7	56.8

Nonoperating Income (Expense)
Interest income	5.5	7.9
Interest expense	(13.3)	(13.6)
Interest capitalized	0.4	0.5
Other — net	(1.1)	67.6

	(8.5)	62.4

Income before income tax	68.2	119.2
Income tax expense	27.5	45.2

Net Income	$40.7	$74.0

Basic Earnings Per Share	$1.53	$2.75

Diluted Earnings Per Share	$1.52	$2.75

Shares used for computation:
Basic	26.660	26.862
Diluted	26.796	26.932

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Nine Months Ended September 30
(In Millions Except Per Share Amounts)	2003	2004
	Revised (See Note 13)	Revised (See Note 13)
Operating Revenues
Passenger	$1,678.2	$1,896.7
Freight and mail	63.6	68.3
Other — net	89.7	97.5

Total Operating Revenues	1,831.5	2,062.5

Operating Expenses
Wages and benefits	697.5	733.9
Contracted services	74.5	81.7
Aircraft fuel	270.5	384.8
Aircraft maintenance	140.2	137.9
Aircraft rent	146.1	141.5
Food and beverage service	46.6	39.5
Other selling expenses and commissions	99.1	111.5
Depreciation and amortization	98.2	105.8
Loss (gain) on sale of assets	0.2	(1.4)
Landing fees and other rentals	120.6	136.2
Other	139.3	146.3
Restructuring charges	—	27.5
Impairment of aircraft and spare engines	—	39.6

Total Operating Expenses	1,832.8	2,084.8

Operating Loss	(1.3)	(22.3)

Nonoperating Income (Expense)
Interest income	11.5	18.6
Interest expense	(38.6)	(38.9)
Interest capitalized	1.9	1.1
U.S. government compensation	71.4	-
Other — net	8.2	93.8

	54.4	74.6

Income before income tax	53.1	52.3
Income tax expense	23.5	22.7

Net Income	$29.6	$29.6

Basic Earnings Per Share	$1.11	$1.10

Diluted Earnings Per Share	$1.11	$1.10

Shares used for computation:
Basic	26.621	26.820
Diluted	26.680	26.922

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	Income (Loss)	Earnings	Total
Balances at December 31, 2003:	26.762	$29.5	$486.3	$(61.9)	$(79.0)	$299.3	$674.2

Net income for the nine months ended September 30, 2004 - Revised (See Note 13)						29.6	29.6
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit					0.7		0.7
Related to marketable securities:
Change in fair value					(3.5)
Reclassification to earnings					0.5
Income tax effect					1.1

					(1.9)		(1.9)

Related to fuel hedges:
Change in fair value					18.1
Reclassification to earnings					(12.5)
Income tax effect					(2.1)

					3.5		3.5

Total comprehensive loss							31.9
Treasury stock sales	0.007	—	—	0.1			0.1
Stock issued for employee stock purchase plan	0.103	0.1	1.8	—			1.9
Stock issued under stock plans	0.015	—	0.3	—			0.3

Balances at September 30, 2004 - Revised (See Note 13)	26.887	$29.6	$488.4	$(61.8)	$(76.7)	$328.9	$708.4

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

Nine Months Ended September 30 (In Millions)	2003	2004
		Revised (See Note 13)
Cash flows from operating activities:
Net income	$29.6	$29.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of aircraft and spare engines	—	39.6
Depreciation and amortization	98.2	105.8
Amortization of airframe and engine overhauls	47.8	48.3
Changes in fair values of fuel hedges	1.8	(80.4)
Loss (gain) on sale of assets	0.1	(1.4)
Increase in deferred income taxes	23.6	28.4
(Increase) decrease in receivables — net	(16.3)	0.2
Increase in prepaid expenses and other current assets	(1.6)	(13.8)
Increase in air traffic liability	54.2	42.2
Increase in other current liabilities	22.0	58.9
Increase in deferred revenue and other — net	13.1	26.1

Net cash provided by operating activities	272.5	283.5

Cash flows from investing activities:
Proceeds from disposition of assets	3.1	11.1
Purchases of marketable securities	(695.2)	(637.9)
Sales and maturities of marketable securities	535.3	598.7
Property and equipment additions:
Aircraft purchase deposits	(35.3)	(10.3)
Capitalized overhauls	(56.1)	(44.1)
Aircraft	(194.4)	(41.7)
Other flight equipment	(12.1)	(22.0)
Other property	(22.8)	(25.7)
Aircraft deposits returned	1.2	19.2
Restricted deposits and other	(32.3)	(4.5)

Net cash used in investing activities	(508.6)	(157.2)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	247.0	94.6
Long-term debt and capital lease payments	(60.3)	(193.2)
Proceeds from issuance of common stock	2.1	2.3

Net cash provided by (used in) financing activities	188.8	(96.3)

Net change in cash and cash equivalents	(47.3)	30.0
Cash and cash equivalents at beginning of period	269.0	192.9

Cash and cash equivalents at end of period	$221.7	$222.9

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$31.1	$34.8
Income taxes	(0.1)	(39.6)
Noncash investing and financing activities:
Assets acquired under long-term debt	—	44.7

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

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement on Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income:
As reported	$40.7	$74.0	$29.6	$29.6
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.4)	(1.1)	(4.6)	(3.4)

Pro forma net income	$39.3	$72.9	$25.0	$26.2

Basic earnings per share:
As reported	$1.53	$2.75	$1.11	$1.10
Pro forma	1.47	2.71	0.94	0.98
Diluted earnings per share:
As reported	$1.52	$2.75	$1.11	$1.10
Pro forma	1.47	2.71	0.94	0.97

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
** Includes changes in fair value since March 31, 2004 resulting from the loss of “hedge accounting”.
*** 2003 includes the ineffective portion of fair market value changes under “hedge accounting”.

Fuel hedge positions entered into by Alaska and Horizon are currently as follows:

	Approximate %	Gallons Hedged	Approximate Crude
	of Expected Fuel	(in millions)	Oil Price per Barrel
	Requirements
Fourth Quarter 2004	50%	49.0	$30.39
First Quarter 2005	50%	49.3	$29.86
Second Quarter 2005	50%	51.9	$28.97
Third Quarter 2005	50%	55.7	$28.81
Fourth Quarter 2005	50%	50.4	$31.85
First Quarter 2006	40%	40.7	$33.22
Second Quarter 2006	30%	32.1	$34.41
Third Quarter 2006	20%	22.9	$36.05
Fourth Quarter 2006	10%	10.4	$37.28
First Quarter 2007	5%	5.2	$35.75
Second Quarter 2007	5%	5.5	$35.48
Third Quarter 2007	5%	5.9	$35.23

As of December 31, 2003 and September 30, 2004, the fair values of the Company’s fuel hedge positions were $18.4 million and $117.0 million, respectively, and are presented in the consolidated balance sheets as follows (in millions):

	December 31, 2003	September 30, 2004
Prepaid expenses and other current assets	$12.0	$81.6
Other assets	6.4	35.4

	$18.4	$117.0

Note 5. Other Assets

At December 31, 2003 and September 30, 2004, other assets consisted of the following (in millions):

	December 31, 2003	September 30, 2004
Restricted deposits (primarily restricted investments)	$70.8	$80.8
Derivative financial instruments (fuel hedges)	6.4	35.4
Deferred costs and other	27.7	34.5
Restricted cash for senior convertible notes	11.2	5.5

	$116.1	$156.2

Note 6. Frequent Flyer Program

Alaska’s Mileage Plan liabilities are included under the following balance sheet captions (in millions):

	December 31, 2003	September 30, 2004
Current Liabilities:
Other accrued liabilities	$112.9	$129.5
Other Liabilities and Credits (non-current):
Deferred revenue	204.5	238.4
Other liabilities	18.6	19.7

Total	$336.0	$387.6

Note 7. Employee Benefit Plans

Pension Plans-Defined Benefit

Net pension expense for the three and nine months ended September 30 included the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Service cost	$11.1	$13.5	$33.3	$40.9
Interest cost	10.8	11.8	32.4	35.8
Expected return on assets	(8.5)	(10.9)	(25.5)	(32.3)
Amortization of prior service cost	1.3	1.1	3.9	3.7
Actuarial loss	3.7	3.6	11.1	11.0
SFAS No. 88 curtailment charge*	—	1.0	—	1.0

Net pension expense	$18.4	$20.1	$55.2	$60.1

* In connection with the restructuring charge and reduction in force as discussed in Note 2, the Company recorded a curtailment charge pursuant to SFAS No. 88. This charge is estimated at $1.0 million and is included in restructuring charges in the condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Basic
Net income	$40.7	$74.0	$29.6	$29.6
Weighted average shares outstanding	26.660	26.862	26.621	26.820

Earnings per share	$1.53	$2.75	$1.11	$1.10

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Diluted
Net income	$40.7	$74.0	$29.6	$29.6
Weighted average shares outstanding	26.660	26.862	26.621	26.820
Assumed exercise of stock options	.136	.070	.059	.102

Diluted EPS shares	26.796	26.932	26.680	26.922

Earnings per share	$1.52	$2.75	$1.11	$1.10

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

During the third quarter of 2004, the Emerging Issues Task Force (EITF) affirmed its tentative conclusion reached in July of 2004 on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted EPS” (EITF 04-08). EITF 04-08 requires companies to include certain contingently convertible securities in the calculation of diluted EPS to the extent the inclusion of the shares would be dilutive. Adoption of EITF 04-08 is expected to be required during the fourth quarter of 2004 and will impact periods and comparative periods on a go forward basis. Because the Company’s convertible notes fall under the scope of EITF 04-08, beginning in the fourth quarter of 2004 and for all comparative periods presented, the Company expects to report a lower diluted EPS to the extent the convertible notes are not anti-dilutive. Had EITF 04-08 been required during the third quarter of 2003 and 2004, diluted EPS would include an additional 5.7 million shares and would have resulted in diluted EPS of $1.29 and $2.31 for the three months ended September 30, 2003 and 2004, respectively, and $1.00 and $1.04 per share for the nine months ended September 30, 2003 and 2004, respectively.

Note 9. Operating Segment Information

Operating segment information for Alaska and Horizon for the three and nine month periods ended September 30 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Operating revenues:
Alaska	$585.3	$632.8	$1,522.9	$1,701.7
Horizon	132.7	139.3	342.3	374.3
Elimination of intercompany revenues	(15.8)	(6.7)	(33.7)	(13.5)

Consolidated	$702.2	$765.4	$1,831.5	$2,062.5

Income (loss) before income tax:
Alaska	$50.1	$97.9	$39.1	$41.9
Horizon	19.5	24.4	19.9	18.7
Other*	(1.4)	(3.1)	(5.9)	(8.3)

Consolidated	$68.2	$119.2	$53.1	$52.3

Total assets at end of period:
Alaska			$3,072.7	$3,161.1
Horizon			257.4	304.1
Other*			911.1	882.2
Elimination of intercompany accounts			(1,001.8)	(935.9)

Consolidated			$3,239.4	$3,411.5

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

Note 13. Revision of Previously Issued Financial Statements and SEC Filings

In December, we discovered a clerical error in our calculation of deferred Mileage Plan revenue that existed as of September 30, 2004. As a result, we have revised our third quarter and year to date reported condensed consolidated financial statements to adjust for this item. The revision increases the total Mileage Plan liability and deferred revenue balance from $379.2 million to $387.6 million (which amounts are included in other accrued liabilities-current in the condensed consolidated financial statements) and results in an $8.4 million (pretax) decrease to other revenues for the third quarter and nine months ended September 30, 2004.

The revised 2004 third quarter consolidated net income is $74.0 million, or $2.75 per diluted share, and the revised consolidated net income for the nine months ended September 30, 2004 is $29.6 million, or $1.10 per diluted share. We originally reported third quarter net income of $79.2 million (or $2.94 per diluted share) and net income for the nine month period of $34.8 million (or $1.29 per diluted share).

The effect of the revisions on the condensed consolidated income statement for 2004 is as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Total Operating Revenues:
As Previously Reported	$773.8	$2,070.9
Revised	$765.4	$2,062.5

Operating Income (Loss):
As Previously Reported	$65.2	$(13.9)
Revised	$56.8	$(22.3)

Income Before Income Taxes
As Previously Reported	$127.6	$60.7
Revised	$119.2	$52.3

Net Income
As Previously Reported	$79.2	$34.8
Revised	$74.0	$29.6

Basic Earnings Per Share
As Previously Reported	$2.95	$1.30
Revised	$2.75	$1.10

Diluted Earnings Per Share
As Previously Reported	$2.94	$1.29
Revised	$2.75	$1.10

The effect of the revision on selected balance sheet items is as follows as of September 30, 2004 (in millions):

Deferred Income Taxes (Current Assets):
As Previously Reported	$75.3
Revised	$77.7

Total Current Assets:
As Previously Reported	$1,291.2
Revised	$1,293.6

Total Assets:
As Previously Reported	$3,409.1
Revised	$3,411.5

Other Accrued Liabilities (Current Liabilities):
As Previously Reported	$290.6
Revised	$299.0

Total Current Liabilities:
As Previously Reported	$955.0
Revised	$963.4

Deferred Income Taxes:
As Previously Reported	$208.3
Revised	$207.5

Shareholders’ Equity
As Previously Reported	$713.6
Revised	$708.4

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

The effect of the revisions for 2003 is as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003
Total Aircraft Fuel:
As Previously Reported	$94.7	$265.0
As Revised	$96.8	$270.5
Total Operating Expenses:
As Previously Reported	$623.4	$1,827.3
As Revised	$625.5	$1,832.8
Total Operating Income (Loss):
As Previously Reported	$78.8	$4.2
As Revised	$76.7	$(1.3)
Nonoperating Income (Expense):
As Previously Reported	$(10.6)	$48.9
As Revised	$(8.5)	$54.4

Alaska Airlines Financial and Statistical Data

	Three Months Ended September 30			Nine Months Ended September 30
			%			%
Financial Data (in millions):	2003*	2004*	Change	2003*	2004*	Change
Operating Revenues:
Passenger	$532.5	$576.6	8.3%	$1,380.1	$1,545.8	12.0%
Freight and mail	21.4	24.5	14.5%	59.8	65.3	9.2%
Other — net	31.4	31.7	1.0%	83.0	90.6	9.2%

Total Operating Revenues	585.3	632.8	8.1%	1,522.9	1,701.7	11.7%

Operating Expenses:
Wages and benefits	198.7	207.3	4.3%	578.7	611.8	5.7%
Contracted services	20.5	17.8	-13.2%	60.9	70.3	15.4%
Aircraft fuel	83.3	130.2	56.3%	232.2	336.4	44.9%
Aircraft maintenance	35.2	27.1	-23.0%	117.7	111.3	-5.4%
Aircraft rent	31.1	28.1	-9.6%	92.8	85.5	-7.9%
Food and beverage service	17.0	13.7	-19.4%	44.8	37.9	-15.4%
Other selling expenses and commissions	43.4	35.9	-17.3%	109.0	101.1	-7.2%
Depreciation and amortization	29.7	32.0	7.7%	87.8	95.2	8.4%
Loss on sale of assets	0.8	(2.5)	NM	1.3	(0.6)	NM
Landing fees and other rentals	33.6	37.6	11.9%	93.5	106.1	13.5%
Other	34.5	37.1	7.5%	102.9	111.0	7.9%
Restructuring charges	—	27.5	100.0%	—	27.5	NM
Impairment of aircraft	—	—	0.0%	—	36.8	NM

Total Operating Expenses	527.8	591.8	12.1%	1,521.6	1,730.3	13.7%

Operating Income (Loss)	57.5	41.0	-28.7%	1.3	(28.6)	NM

Interest income	4.6	8.4		10.3	20.0
Interest expense	(11.2)	(11.6)		(33.9)	(33.1)
Interest capitalized	0.2	0.4		1.3	0.7
U.S. government compensation	—	—		52.8	-
Other — net	(1.0)	59.7		7.3	82.9

	(7.4)	56.9		37.8	70.5

Income Before Income Tax	$50.1	$97.9	95.4%	$39.1	$41.9	7.2%

Operating Statistics:
Revenue passengers (000)	4,280	4,589	7.2%	11,335	12,296	8.5%
RPMs (000,000)	4,126	4,571	10.8%	10,946	12,255	12.0%
ASMs (000,000)	5,693	6,012	5.6%	15,611	16,825	7.8%
Passenger load factor	72.5%	76.0%	3.5 pts	70.1%	72.8%	2.7 pts
Yield per passenger mile	12.91¢	12.62¢	-2.2%	12.61¢	12.61¢	0.0%
Operating revenue per ASM	10.28¢	10.53¢	2.4%	9.76¢	10.11¢	3.6%
Operating expenses per ASM (a)	9.27¢	9.84¢	6.1%	9.75¢	10.28¢	5.4%
Operating expenses per ASM excluding fuel, navigation fee settlement, restructuring and impairment charges (a)	7.81¢	7.35¢	-6.0%	8.26¢	7.95¢	-3.9%
Raw fuel cost per gallon (a)	95.2¢	139.6¢	46.6%	97.0¢	129.8¢	33.8%
GAAP fuel cost per gallon (a)	90.5¢	135.9¢	50.2%	91.5¢	125.7¢	37.4%
Economic fuel cost per gallon (a)	88.7¢	127.0¢	43.2%	89.6¢	121.3¢	35.4%
Fuel gallons (000,000)	92.0	95.8	4.1%	253.9	267.6	5.4%
Average number of employees	10,114	10,201	0.9%	10,079	10,147	0.7%
Aircraft utilization (blk hrs/day)	11.1	11.8	6.3%	10.6	11.1	4.7%
Operating fleet at period-end	109	107	-1.8%	109	107	-1.8%

NM = Not Meaningful

(a) See Note A on Page 25

* As revised. See Note 13 to our condensed consolidated financial statements.

Horizon Air Financial and Statistical Data

	Three Months Ended September 30			Nine Months Ended September 30
			%			%
Financial Data (in millions):	2003*	2004	Change	2003*	2004	Change
Operating Revenues:
Passenger	$127.2	$134.5	5.7%	$326.8	$360.4	10.3%
Freight and mail	1.2	1.0	-16.7%	3.8	3.0	-20.9%
Other — net	4.3	3.8	-11.6%	11.7	10.9	-6.8%

Total Operating Revenues	132.7	139.3	5.0%	342.3	374.3	9.3%

Operating Expenses:
Wages and benefits	39.2	39.7	1.3%	118.8	122.1	2.8%
Contracted services	5.7	5.0	-12.3%	18.4	15.4	-16.3%
Aircraft fuel	13.5	18.2	34.8%	38.3	48.4	26.4%
Aircraft maintenance	7.2	9.9	37.5%	22.5	26.6	18.2%
Aircraft rent	18.1	18.6	2.8%	53.3	56.0	5.1%
Food and beverage service	0.6	0.6	0.0%	1.8	1.6	-11.1%
Other selling expenses and commissions	6.6	6.7	1.5%	18.8	19.9	5.9%
Depreciation and amortization	2.7	3.4	25.9%	9.5	9.7	2.1%
Gain on sale of assets	(0.7)	(0.3)	NM	(1.1)	(0.8)	NM
Landing fees and other rentals	10.3	11.0	6.8%	28.2	31.2	10.6%
Other	9.7	9.7	0.0%	32.6	32.0	-1.8%
Impairment of aircraft and spare engines	—	—	0.0%	—	2.8	NM

Total Operating Expenses	112.9	122.5	8.5%	341.1	364.9	7.0%

Operating Income	19.8	16.8	-15.2%	1.2	9.4	NM

Interest income	0.2	0.3		0.5	0.9
Interest expense	(0.6)	(0.9)		(1.9)	(3.2)
Interest capitalized	0.2	0.1		0.6	0.4
Government compensation	—	—		18.6	-
Other — net	(0.1)	8.1		0.9	11.2

	(0.3)	7.6		18.7	9.3

Income Before Income Tax	$19.5	$24.4	25.1%	$19.9	$18.7	-5.9%

Operating Statistics:
Revenue passengers (000)	1,376	1,641	19.3%	3,671	4,362	18.8%
RPMs (000,000)	466	601	29.0%	1,224	1,586	29.6%
ASMs (000,000)	701	830	18.4%	1,950	2,314	18.7%
Passenger load factor	66.5%	72.4%	5.9 pts	62.8%	68.5%	5.7 pts
Yield per passenger mile	27.29¢	22.38¢	-18.0%	26.70¢	22.73¢	-14.9%
Operating revenue per ASM	18.93¢	16.78¢	-11.4%	17.56¢	16.18¢	-7.9%
Operating expenses per ASM (a)	16.11¢	14.76¢	-8.4%	17.49¢	15.77¢	-10.0%
Operating expenses per ASM excluding fuel and impairment charges (a)	14.18¢	12.57¢	-11.4%	15.53¢	13.56¢	-12.7%
Raw fuel cost per gallon (a)	98.6¢	143.8¢	46.0%	100.2¢	134.1¢	33.8%
GAAP fuel cost per gallon (a)	93.1¢	140.0¢	50.4%	94.1¢	130.1¢	38.3%
Economic fuel cost per gallon (a)	90.3¢	131.2¢	45.2%	91.9¢	125.8¢	36.8%
Fuel gallons (000,000)	14.5	13.0	-10.3%	40.7	37.2	-8.6%
Average number of employees	3,368	3,439	2.1%	3,375	3,399	0.7%
Aircraft utilization (blk hrs/day)	8.2	8.7	6.1%	7.9	8.3	5.1%
Operating fleet at period-end	61	65	6.6%	61	65	6.6%

NM = Not Meaningful

(a) See Note A on Page 25

* As revised. See Note 13 to our condensed consolidated financial statements.

Note A:

Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor performance both with and without the cost of aircraft fuel (including the gains and losses associated with our fuel hedging program where appropriate), restructuring charges, aircraft impairment charges, government compensation in 2003 and a large recovery in 2004 of disputed navigation fees paid in prior years (of which $7.7 million was recorded in operating expenses and $3.3 million was recorded in non-operating income). Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control and we record changes in the fair value of our hedge portfolio in our income statement, it is our view that the measurement and monitoring of performance without fuel is important. The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for both Alaska Airlines, Inc. and Horizon Air Industries, Inc.: (Certain amounts included below have been revised as explained further in Note 13 to our condensed consolidated financial statements)

Alaska Airlines, Inc.:
($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Unit cost reconciliations:	2003	2004	2003	2004
Operating expenses	$527.8	$591.8	$1,521.6	$1,730.3
ASMs (000,000)	5,693	6,012	15,611	16,825

Operating expenses per ASM	9.27¢	9.84¢	9.75¢	10.28¢

Operating expenses	$527.8	$591.8	$1,521.6	$1,730.3
Less: aircraft fuel	(83.3)	(130.2)	(232.2)	(336.4)
Less: impairment of aircraft	—	—	—	(36.8)
Less: restructuring charges	—	(27.5)	—	(27.5)
Add: navigation fee settlement	—	7.7	—	7.7

Operating expense excluding fuel, navigation fee settlement, impairment and restructuring charges	$444.5	$441.8	$1,289.4	$1,337.3
ASMs (000,000)	5,693	6,012	15,611	16,825

Operating expense per ASM excluding fuel, navigation fee settlement, impairment and restructuring charges	7.81¢	7.35¢	8.26¢	7.95¢

Aircraft fuel reconciliations:
Fuel expense before hedge activities (“raw fuel”)	$87.6	$133.7	$246.2	$347.4
Fuel gallons (000,000)	92.0	95.8	253.9	267.6

Raw fuel cost per gallon	95.2¢	139.6¢	97.0¢	129.8¢

Fuel expense before hedge activities (“raw fuel”)	$87.6	$133.7	$246.2	$347.4
Less: gains on settled hedges included in fuel expense	(4.3)	(3.5)	(14.0)	(11.0)

GAAP fuel expense	$83.3	$130.2	$232.2	$336.4

Fuel gallons (000,000)	92.0	95.8	253.9	267.6

GAAP fuel cost per gallon	90.5¢	135.9¢	91.5¢	125.7¢

GAAP fuel expense	$83.3	$130.2	$232.2	$336.4
Less: gains on settled hedges included in nonoperating income (expense)	(1.7)	(8.5)	(4.6)	(11.7)

Adjusted fuel	81.6	121.7	227.6	324.7
Fuel gallons (000,000)	92.0	95.8	253.9	267.6

Economic fuel cost per gallon	88.7¢	127.0¢	89.6¢	121.3¢

Mark-to-market gains included in non-operating income related to hedges that settle in future periods	—	$50.3	—	$70.4

Reconciliation to GAAP pretax income (loss), revised:
Pretax income (loss) excluding impairment and restructuring charges, navigation fee settlement, government compensation and mark-to-market hedging gains	$50.1	$64.1	($13.7)	$24.8
Less: impairment of aircraft	—	—	—	(36.8)
Less: restructuring charges	—	(27.5)	—	(27.5)
Add: government compensation	—	—	52.8	-
Add: mark-to-market hedging gains included in nonoperating income (expense)	—	50.3	—	70.4
Add: navigation fee settlement	—	11.0	—	11.0

Pretax income (loss) reported GAAP amounts	$50.1	$97.9	$39.1	$41.9

Horizon Air Industries, Inc.
($ in millions)	Three Months Ended September 30,		Three Months Ended September 30,
Unit cost reconciliations:	2003	2004	2003	2004
Operating expenses	$112.9	$122.5	$341.1	$364.9
ASMs (000,000)	701	830	1,950	2,314

Operating expenses per ASM	16.11¢	14.76¢	17.49¢	15.77¢

Operating expenses	$112.9	$122.5	$341.1	$364.9
Less: aircraft fuel	(13.5)	(18.2)	(38.3)	(48.4)
Less: impairment of aircraft	—	—	—	(2.8)

Operating expense excluding fuel and impairment charge	$99.4	$104.3	$302.8	$313.7
ASMs (000,000)	701	830	1,950	2,314

Operating expense per ASM excluding fuel and impairment charge	14.18¢	12.57¢	15.53¢	13.56¢

Aircraft fuel reconciliations:
Fuel expense before hedge activities (“raw fuel”)	$14.3	$18.7	$40.8	$49.9
Fuel gallons (000,000)	14.5	13.0	40.7	37.2

Raw fuel cost per gallon	98.6¢	143.8¢	100.2¢	134.1¢

Fuel expense before hedge activities (“raw fuel”)	$14.3	$18.7	$40.8	$49.9
Less: gains on settled hedges included in fuel expense	(0.8)	(0.5)	(2.5)	(1.5)

GAAP fuel expense	$13.5	$18.2	$38.3	$48.4
Fuel gallons (000,000)	14.5	13.0	40.7	37.2

GAAP fuel cost per gallon	93.1¢	140.0¢	94.1¢	130.1¢

GAAP fuel expense	$13.5	$18.2	$38.3	$48.4
Less: gains on settled hedges included in nonoperating income (expense)	(0.3)	(1.2)	(0.8)	(1.6)

Adjusted fuel	13.2	17.0	37.5	46.8
Fuel gallons (000,000)	14.5	13.0	40.7	37.2

Economic fuel cost per gallon	90.3¢	131.2¢	91.9¢	125.8¢

Mark-to-market gains (losses) included in non-operating income related to hedges that settle in future periods	—	$6.9	—	$9.6

Reconciliation to GAAP pretax income (loss):
Pretax income (loss) excluding impairment charge, government compensation and mark-to-market hedging gains	$19.5	$17.5	$1.3	$11.9
Less: impairment of aircraft and related spare parts	—	—	—	(2.8)
Add: government compensation	—	—	18.6	-
Add: mark-to-market hedging gains included in nonoperating income (expense)	—	6.9	—	9.6

Pretax income (loss) reported GAAP amounts	$19.5	$24.4	$19.9	$18.7

Air Group Net Income and EPS Reconciliation:

The following table summarizes Alaska Air Group, Inc.’s net income and diluted earnings per share during 2003 and 2004 excluding restructuring and impairment charges, navigation fee recovery, the second and third quarter of 2004 hedging mark-to-market gains, government compensation and as reported in accordance with GAAP (in millions except per share amounts). These tables have been revised as further explained in Note 13 to the condensed consolidated financial statements.

	Three Months Ended September 30,
	2003		2004*
	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS excluding mark-to-market hedging gains, navigation fee settlement and restructuring charges	$40.7	$1.52	$50.7	$1.89
Mark-to-market hedging gains, net of tax	—	—	32.8	1.22
Navigation fee settlement	—	—	6.3	0.23
Restructuring charge, net of tax	—	—	(15.8)	(0.59)

Reported GAAP amounts	$40.7	$1.52	$74.0	$2.75

	Nine Months Ended September 30,
	2003		2004*
	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income (loss) and diluted EPS excluding mark-to-market hedging gains, navigation fee settlement, restructuring charges, government compensation and impairment charge	($14.7)	($0.55)	$19.5	$0.73
Government compensation, net of tax	44.3	1.66	—	—
Navigation fee settlement	—	—	6.3	0.23
Mark-to-market hedging gains, net of tax	—	—	45.9	1.71
Impairment charge, net of tax	—	—	(26.3)	(0.98)
Restructuring charge, net of tax	—	—	(15.8)	(0.59)

Reported GAAP amounts	$29.6	$1.11	$29.6	$1.10

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In December, we discovered a clerical error in our calculation of deferred Mileage Plan revenue that existed as of September 30, 2004. As a result, we have revised our third quarter and year to date reported condensed consolidated financial statements to adjust for this item. The revision increases the total Mileage Plan liability and deferred revenue balance from $379.2 million to $387.6 million (which amounts are included in other accrued liabilities-current in the condensed consolidated financial statements), and results in an $8.4 million (pretax) decrease to other revenues for the third quarter and nine months ended September 30, 2004.

The revised 2004 third quarter consolidated net income is $74.0 million, or $2.75 per diluted share, and the revised consolidated net income for the nine months ended September 30, 2004 is $29.6 million, or $1.10 per diluted share. We originally reported third quarter net income of $79.2 million (or $2.94 per diluted share) and net income for the nine month period of $34.8 million (or $1.29 per diluted share).

The revisions have no impact on previously reported operating expenses as determined in accordance with GAAP or on previously reported operating cost per Available Seat Mile excluding fuel, a non-GAAP measure we believe is important to some users of our financial statements. See Note 13 to the condensed consolidated financial statements for further discussion of this matter.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q/A. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note.

Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K/A, quarterly reports on Form 10-Q and 10-Q/A, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this quarterly report on Form 10-Q/A. As used in this Form 10-Q/A, the terms “Air Group,” “our,” “we” and the “Company” refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise.

Third Quarter in Review and Current Events

We recorded a third quarter 2004 net income of $74.0 million, or $2.75 per diluted share, compared to $40.7 million, or $1.52 per diluted share, in the third quarter of 2003. Third quarter results include a restructuring charge of $27.5 million ($15.8 million net of tax, or $0.59 per share) related to the restructuring initiatives announced in late August and early September. Third quarter results also include mark-to-market fuel hedging gains, reflecting the increase in the fair value of our hedge portfolio during the quarter, of $57.2 million ($32.8 million net of tax, or $1.22 per share). These amounts are net of the gains realized on contracts which settled during the quarter. Finally, third quarter results include the recovery of certain disputed Mexico navigation fees which were originally paid in 2002 and 2003, that amounted to $11.0 million ($6.3 million net of tax, or $0.23 per share). Approximately $7.7 million of this refund was recorded in operating expenses for fees previously remitted and the remaining $3.3 million was recorded in non-operating income for interest accrued on the fees. Without these items in 2004, net income would have been $50.7 million, or $1.89 per share during 2004. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 23 and 24, respectively. A discussion of the three-month data follows. On pages 25 through 27, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Restructuring Charges

During the third quarter of 2004, the Company announced a management reorganization and the closure of its Oakland maintenance base, contracting out of the Company’s Fleet Service and Ground Support Equipment maintenance functions and other initiatives. In total, these restructuring activities are expected to result in a reduction of approximately 900 employees when fully implemented in 2005. Severance and related costs associated with this restructuring are estimated at $50-$55 million, of which $27.5 million was recorded during the third quarter of 2004 and $23-$27 million will be recorded in the fourth quarter. The Company is also currently evaluating any possible asset impairment that may result from the announced initiatives. Any impairment charge would be in addition to the severance estimates above. We expect savings from these job-related initiatives to be approximately $35 million per year when fully implemented.

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

We have provided information on mark-to-market gains or losses, as well as calculations of our economic fuel cost per gallon on pages 25 through 27.

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

Results of Operations

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

During the third quarter of 2004, we recorded consolidated operating and pre-tax income of $56.8 million and $119.2 million, respectively, versus $76.7 million and $68.2 million, respectively, in the third quarter of 2003.

Alaska Airlines Revenues

Operating revenues increased $47.5 million, or 8.1%, during 2004 as compared to 2003. For the quarter, available seat miles (ASMs or capacity) increased 5.6% and revenue passenger miles (RPMs or traffic) increased 10.8%. The majority of our 2004 ASM growth came from expansion in our Trans-Continental markets. We also experienced slight increases in capacity in Nevada, Mexico and Anchorage/Fairbanks-Lower 48, partially offset by decreases in service to Northern Alaska, Canada, Arizona, the Bay Area and the Pacific Northwest. Traffic increases primarily reflect increases in traffic in the Trans Continental, Denver, Southern California, Mexico, Arizona, Nevada and Anchorage/Fairbanks-Lower 48 markets, partially offset by decreases in traffic in Northern Alaska, the Bay Area and Canada.

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

Other-net revenues was essentially flat during the period.

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

The following table summarizes fuel cost per gallon realized by Alaska (the economic cost per gallon), the cost per gallon on a GAAP basis (including hedging gains recorded in aircraft fuel and non-operating income (expense)) and fuel cost per gallon excluding all hedging activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Fuel expense before hedge activities (“raw fuel”)	$87.6	$133.7	$246.2	$347.4
Fuel gallons (000,000)	92.0	95.8	253.9	267.6

Raw fuel cost per gallon	95.2¢	139.6¢	97.0¢	129.8¢

Fuel expense before hedge activities (“raw fuel”)	$87.6	$133.7	$246.2	$347.4
Less: gains on settled hedges included in fuel expense	(4.3)	(3.5)	(14.0)	(11.0)

GAAP fuel expense	$83.3	$130.2	$232.2	$336.4
Fuel gallons (000,000)	92.0	95.8	253.9	267.6

GAAP fuel cost per gallon	90.5¢	135.9¢	91.5¢	125.7¢

GAAP fuel expense	$83.3	$130.2	$232.2	$336.4
Less: gains on settled hedges included in nonoperating income (expense)	(1.7)	(8.5)	(4.6)	(11.7)

Adjusted fuel	$81.6	$121.7	$227.6	$324.7
Fuel gallons (000,000)	92.0	95.8	253.9	267.6

Economic fuel cost per gallon	88.7¢	127.0¢	89.6¢	121.3¢

Mark-to-market gains included in nonoperating income related to hedges that settle in future periods (in millions)	—	$50.3	—	$70.4

•	Aircraft maintenance decreased $8.1 million, or 23.0%, due largely to fewer engine overhauls and a change in the mix of heavy maintenance versus routine maintenance.

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

The following table summarizes fuel cost per gallon realized by Horizon (the economic cost per gallon), on a GAAP basis (including hedging gains recorded in aircraft fuel and non-operating income (expense)) and fuel cost per gallon excluding all hedging activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Fuel expense before hedge activities (“raw fuel”)	$14.3	$18.7	$40.8	$49.9
Fuel gallons (000,000)	14.5	13.0	40.7	37.2

Raw fuel cost per gallon	98.6¢	143.8¢	100.2¢	134.1¢

Fuel expense before hedge activities (“raw fuel”)	$14.3	$18.7	$40.8	$49.9
Less: gains on settled hedges included in fuel expense	(0.8)	(0.5)	(2.5)	(1.5)

GAAP fuel expense	$13.5	$18.2	$38.3	$48.4
Fuel gallons (000,000)	14.5	13.0	40.7	37.2

GAAP fuel cost per gallon	93.1¢	140.0¢	94.1¢	130.1¢

GAAP fuel expense	$13.5	$18.2	$38.3	$48.4
Less: gains on settled hedges included in nonoperating income (expense)	(0.3)	(1.2)	(0.8)	(1.6)

Adjusted fuel	$13.2	$17.0	$37.5	$46.8
Fuel gallons (000,000)	14.5	13.0	40.7	37.2

Economic fuel cost per gallon	90.3¢	131.2¢	91.9¢	125.8¢

Mark-to-market gains included in nonoperating income related to hedges that settle in future periods (in millions)	—	$6.9	—	$9.6

•	Aircraft maintenance expense increased $2.7 million, or 37.5%, primarily due to an increase in block hours, fewer aircraft covered by warranty and higher routine maintenance costs for the Q400 fleet.

•	Landing fees and other rentals increased $0.7 million, or 6.8%. Higher landing fees are a result of higher rates and increased costs for capital improvement, debt service and security. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

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

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

During the nine months ended September 30, 2004, we recorded net income of $29.6 million, or $1.10 per diluted share, compared to net income of $29.6 million, or $1.11 per diluted share, during the same period of 2003. Our 2003 consolidated net income includes $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received in connection with government assistance received under the Emergency Wartime Supplemental Appropriations Act. The 2004 results include four unusual items. First, we recorded a restructuring charge of $27.5 million ($15.8 million net of tax, or $0.59 per share) related to the restructuring initiatives announced in late August and early September. Second, like last quarter, this quarter’s results include mark-to-market fuel hedging gains, which reflect the increase in the fair value of our hedge portfolio during the quarter, of $80.0 million ($45.9 million net of tax, or $1.71 per share). These amounts exclude gains realized on contracts which settled during the quarter. Third, 2004 results also include impairment charges of $39.6 million ($26.3 million net of tax, or $0.98 per share), substantially all of which was associated with a decision to accelerate the retirement of the Company’s Boeing 737-200C fleet. Finally, this quarter’s results include the recovery of certain disputed Mexico navigation fees which were originally paid in 2002 and 2003, that amounted to $11.0 million ($6.3 million net of tax, or $0.23 per share). Without these items in 2004 and excluding the government compensation received in 2003, net income would have been $19.5 million, or $0.73 per share during 2004, compared to a net loss of $14.7 million, or $0.55 per share, in 2003. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 23 and 24, respectively. A discussion of the nine-month data follows. On pages 25 through 27, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenues increased $178.8 million, or 11.7%, during 2004 as compared to 2003. For the first nine months of 2004, ASM’s increased 7.8% and RPM’s increased 12.0%.

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

Other-net revenues increased $7.6 million, or 9.2%, due largely to revenues received from an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004.

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

Consolidated Income Tax Benefit

Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. The volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs, relative to pretax profit or loss. We used our actual 2004 year-to-date effective rate of 43.4%. In arriving at this rate, we considered a variety of factors, including year-to-date pretax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimate state income taxes. We evaluate this rate each quarter and make adjustments when necessary.

Critical Accounting Policies

For information on our critical accounting policies, see Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2003.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2003	September 30, 2004	Change
	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$812.3	$878.5	$66.2
Working capital	130.9	330.2	199.3
Long-term debt and capital lease obligations	906.9	1,007.6	100.7
Shareholders’ equity	674.2	708.4	34.2
Book value per common share	$25.19	$26.35	$1.16
Long-term debt-to-capital	57%:43%	59%:41%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	77%:23%	77%:23%	NA

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

The following table summarizes aircraft commitments and payments by year:

	Delivery Period - Firm Orders
	October 1-
	December 31,					Beyond
Aircraft	2004	2005	2006	2007	2008	2008	Total
Boeing 737-800	—	3	—	—	—	—	3
Bombardier CRJ700	—	1	2	2	2	2	9

Total	—	4	2	2	2	2	12

Payments (Millions)	$12.9	$82.4	$52.5	$49.5	$49.6	$37.5	$284.4

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

	October 1-
	December 31,					Beyond
(in millions)	2004	2005	2006	2007	2008	2008*	Total
Current and long-term debt and capital lease obligations	$16.7	$53.5	$57.1	$60.2	$63.3	$808.9	$1,059.7
Operating lease commitments	82.2	278.0	223.3	195.9	189.5	1,136.1	2,105.0
Aircraft purchase commitments	12.9	82.4	52.5	49.5	49.6	37.5	284.4

Total	$111.8	$413.9	$332.9	$305.6	$302.4	$1,982.5	$3,449.1

*	Includes $150 million related to the Company’s senior convertible notes due in 2023. Holders of these Notes may require the Company to purchase all or a portion of their Notes, for a purchase price equal to principal plus accrued interest, on the 5th, 10th, and 15th anniversaries of the issuance of the Notes, or upon the occurrence of a change in control or tax event. See Note 8 in the condensed consolidated financial statements.

New Accounting Standards

During the third quarter of 2004, the Emerging Issues Task Force (EITF) affirmed its tentative conclusion reached in July of 2004 on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted EPS” (EITF 04-08). EITF 04-08 requires companies to include certain contingently convertible securities in the calculation of diluted EPS to the extent the inclusion of the shares would not be anti-dilutive. Adoption of EITF 04-08 is expected to be required during the fourth quarter of 2004 and will impact periods and comparative periods on a go forward basis. Because the Company’s convertible notes fall under the scope of EITF 04-08, beginning in the fourth quarter of 2004 and for all comparative periods presented, the Company expects to report a lower diluted EPS to the extent the convertible notes are not anti-dilutive. Had EITF 04-08 been required during the third quarter of 2003 and 2004, diluted EPS would include an additional 5.7 million shares and would have resulted in diluted EPS of $1.29 and $2.47 for the three months ended September 30, 2003 and 2004, respectively, and $1.00 and $1.20 per share for the nine months ended September 30, 2003 and 2004, respectively.

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

The following table summarizes Air Group’s realized fuel hedging gains and changes in fair value of hedging contracts outstanding as of September 30, 2004 and 2003 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Settled hedging gains included in aircraft fuel	$5.1	$4.0	$16.5	$12.5

Settled hedging gains (losses) included In non-operating income (expense)***	$(0.8)	$9.7	$4.3	$13.3
Mark-to-market hedging gains included in non-operating income (expense)**	$—	$57.2	$—	$80.0

Hedging gains included in non-operating income (expense)*	$(0.8)	$66.9	$4.3	$93.3

*	Includes the ineffective portion recorded currently in earnings using “hedge accounting” through the first three months of 2004.

**	Includes changes in fair value since March 31, 2004 resulting from the loss of “hedge accounting”.

***	2003 includes the ineffective portion of fair value changes under “hedge accounting”.

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

In December, we discovered a clerical error in our calculation of deferred Mileage Plan revenue that existed at September 30, 2004. As a result, we have revised our third quarter and year to date condensed consolidated financial statements to adjust for this item. In response to this finding, management has taken the following steps to strengthen internal controls and disclosure over the deferred revenue calculation. We have:

•	provided additional training to the individuals responsible for preparing and reviewing the calculation

•	implemented additional levels of testing and review to ensure the clerical accuracy of the calculation

•	developed new monitoring reports to identify unusual variations in mileage plan accounts

Management believes the actions taken will be sufficient to ensure that our disclosure controls and procedures and internal controls over financial reporting are effective.

We made no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal controls over financial reporting, as modified by the steps described above, are effective, future events affecting our business may cause us to modify these controls and procedures in the future.

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

ALASKA AIR GROUP, INC. Registrant
Date: December 23, 2004	By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Staff Vice President/Finance and Controller

By:	/s/ Bradley D. Tilden
Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description
4.1**	Indenture dated as of March 31, 2003 between Alaska Air Group, Inc. and U.S. Bank National Association, as Trustee, and First Supplemental Indenture dated September 30, 2004 between Alaska Air Group, Inc. and U.S. Bank National Association as Trustee, relating to senior convertible notes due 2023.

10.19**	2004 Alaska Air Group performance based pay plan***

31.1*	302 Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241

31.2*	Section 302 Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241

32.1*	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
**	Previously filed.
***	Indicates management contract or compensatory plan or arrangement.