Form 10-K
period 2004-12-31
ALASKA AIR GROUP INC
filed 2005-02-25
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to
Commission File Number 1-8957
ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1292054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19300 International Boulevard, Seattle, Washington 98188
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code:
(206) 392-5040
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of December 31, 2004, shares of common stock outstanding totaled 27,126,020. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2004, was approximately $646 million (based on the closing price of $23.87 per share on the New York Stock Exchange on that date).
DOCUMENTS TO BE INCORPORATED BY REFERENCE

Title of Document	Part Hereof into Which Document is to be Incorporated

Definitive Proxy Statement Relating to 2005 Annual Meeting of Shareholders	Part III

ALASKA AIR GROUP, INC.
Annual Report on Form 10-K for the year ended December 31, 2004
Cautionary Note regarding Forward-Looking Statements
      In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Annual Report, beginning on page 41, under the caption “Risk Factors,” under Item 7 below, which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1.	BUSINESS
GENERAL INFORMATION
      Alaska Air Group, Inc. (Air Group or the Company) is a holding company that was incorporated in Delaware in 1985. Our two principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Both subsidiaries operate as airlines, although their business plans, competition, and economic risks differ substantially. Alaska is a major airline, operates an all-jet fleet, and its average passenger trip length is 996 miles. Horizon is a regional airline, operates jet and turboprop aircraft, and its average passenger trip is 363 miles. Individual financial information for Alaska and Horizon is reported in Note 12 to Consolidated Financial Statements.
      Air Group’s executive offices are located at 19300 International Boulevard, Seattle, Washington, 98188. Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this annual report on Form 10-K. As used in this Form 10-K, the terms “Air Group,” “our,” “we” and the “Company” refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise.

Alaska
      Alaska Airlines, Inc. is an Alaska corporation that was organized in 1932 and incorporated in 1937. Alaska principally serves 39 cities in six western states (Alaska, Washington, Oregon, California, Nevada, and Arizona) and Canada and nine cities in Mexico. Alaska also provides non-stop service between Seattle and five eastern cities (Washington, D.C., Boston, Miami, Orlando, and Newark), between Seattle and Denver, Seattle and Chicago, between Los Angeles and Washington, D.C. and between Anchorage and Chicago. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. In 2004, Alaska carried 16.3 million revenue passengers. Passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 20% of Alaska’s 2004 revenue passenger miles, West Coast traffic (including Canada) accounted for 53%, the Mexico markets accounted for 10% and other markets accounted for 17%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Los Angeles, Portland and Anchorage. Based on 2004 revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2004, Alaska’s operating fleet consisted of 108 jet aircraft.

Horizon
      Horizon Air Industries, Inc., a Washington corporation that first began service in 1981, was incorporated in 1982 and was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves 40 cities in six states (Washington, Oregon, Montana, Idaho, California and Colorado) and six cities in Canada. In 2004, Horizon carried 5.9 million revenue passengers. Based on passenger enplanements, Horizon’s leading airports are Seattle, Portland, Spokane, and Boise. Based on revenues in 2004, its leading nonstop routes are Seattle-Portland, Seattle-Spokane, Seattle-Vancouver and Seattle-Calgary. At December 31, 2004, Horizon’s operating fleet consisted of 18 jets and 47 turboprop aircraft, with the jets providing 35% of the 2004 capacity. Except for those flights operating as Frontier JetExpress, Horizon flights are listed under the Alaska Airlines designator code in airline reservation systems.
      On January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines. Service under this agreement became fully operational during the second quarter of 2004 and Horizon is currently operating nine regional jet aircraft under the Frontier JetExpress brand. Flying under this agreement represented 21.4% of Horizon’s 2004 capacity and 9.1% of passenger revenues. For the fourth quarter (which is representative of ongoing operations), flying under this agreement represented 23.1% of Horizon’s fourth quarter capacity and 9.9% of passenger revenue.

      The arrangement with Frontier provides for reimbursement of costs plus a base mark-up and certain incentives. However, since Horizon is not responsible for many of the typical costs of operations such as fuel, landing fees, marketing costs and station labor and rents and combined with longer trip lengths, revenue per ASM, cost per ASM and cost per ASM excluding fuel for this flying is significantly lower than Horizon’s native network flying.
      Alaska and Horizon coordinate their flight schedules to provide service between any two points served by their systems. In 2004, 28% of Horizon’s passengers connected to flights operated by Alaska compared to 31% in 2003. We believe both airlines distinguish themselves from competitors by providing a higher level of customer service in the form of attention to customer needs, advance seat assignments, expedited check-in, well-maintained aircraft, a first-class section aboard Alaska aircraft, a generous frequent flyer program and other amenities.

Industry Conditions
      The airline industry is highly competitive. Airline results are sensitive to passenger demand, ticket prices, labor costs and fuel costs. Passenger demand and ticket prices are, to a large measure, influenced by the general state of the economy, current events and industry capacity. Our industry was negatively impacted by weak economic conditions during 2001, 2002 and the first half of 2003, the September 11, 2001 terrorist attacks and continued hostilities in the Middle East. Economic conditions in the second half of 2003 and through 2004 improved somewhat, resulting in stronger demand and higher traffic levels. Due to the industry’s high fixed costs in relation to revenue, a small change in load factors or fare levels has a large impact on profits.
      Labor costs generally make up 30% to 40% of an airlines’ total operating costs. Most major airlines, including ours, have employee groups who are represented by collective bargaining agents. Often, airlines with unionized work forces have higher labor costs than carriers without unionized work forces, and may not have the ability to adjust labor costs downward fast enough to respond to new competition. Our wage and benefit costs increased 3% in 2004, 9% in 2003 and 8% in 2002.
      Fuel prices generally make up 15% to 25% of an airline’s operating costs. Fuel prices can be volatile and largely uncontrollable. In 2004, fuel prices increased significantly. Our economic fuel cost per gallon (which is the net price we pay after the benefit of fuel hedges) increased 39% and 14% in 2004 and 2003, respectively, and decreased 10% in 2002.
      The industry is currently in a state of flux. So called “Low Cost Carriers” (LCCs) have grown rapidly in recent years and currently enjoy a 30% share of total passengers carried in the United States. Because of their cost advantage, LCCs have contributed to an overall decline in ticket yields. The lower yield environment, coupled with high fuel costs, has been problematic for the higher cost “Legacy Carriers”, a number of which are operating under bankruptcy court protection. Because of the relatively low barriers to entry, we expect the expansion of low cost and low fare carriers to continue. Some legacy carriers, such as Delta and United, have launched their own low fare airlines (Song and Ted). We compete with many of these carriers now, and expect to compete with additional entrants in the future.
      Most major US carriers, including Alaska, are working aggressively to cut operating costs, including renegotiation of collective bargaining agreements and vendor agreements.
      As discussed in Note 16 to the consolidated financial statements, in April 2003, the Emergency Wartime Supplemental Appropriations Act (the Act) was signed into legislation. The Act includes $2.3 billion of one-time cash payments to air carriers, allocated based on each carrier’s share of security fees remitted and carrier fees paid to the Transportation Security Administration (TSA) since its inception in February 2002. Additionally, passenger security fees were not imposed by the TSA and carrier fees were not paid during the period June 1, 2003 through September 30, 2003. In May 2003, we received our share of the one-time cash grant in the amount of $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon).

MARKETING AND COMPETITION

Alliances with Other Airlines
      Alaska and Horizon have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code sharing on certain flights as set forth below. Alliances enhance Alaska’s and Horizon’s revenues by offering our customers more travel destinations and better mileage accrual/redemption opportunities by gaining us access to more connecting traffic from other airlines, and by providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and Horizon while earning mileage credit in our partners’ programs. Our marketing agreements have various termination dates and at any time, one or more may be in the process of renegotiation. If a significant agreement were terminated, it could adversely impact revenues and increase the costs of our other marketing agreements. Most of our code share relationships are free-sell code shares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. The table below identifies our marketing alliances with other airlines as of December 31, 2004.

			Code Sharing —	Code Sharing —
	Frequent		Alaska Flight #	Other Airline Flight #
	Flyer		on Flights Operated	on Flights Operated
	Agreement		by Other Airline	by Alaska/Horizon

Major U.S. or International Airlines
American Airlines/ American Eagle	Yes		Yes	Yes
British Airways	Yes		No	No
Cathay Pacific Airways	Yes		No	No
Continental Airlines	Yes		Yes	Yes
Delta	Yes		Yes	Yes
Frontier Airlines**	No		No	Yes
Hawaiian Airlines	Yes		Yes	Yes
KLM	Yes		No	Yes
Lan Chile	Yes		No	Yes
Northwest Airlines	Yes		Yes	Yes
Qantas	Yes		No	Yes
Commuter Airlines
Era Aviation	Yes	*	Yes	No
PenAir	Yes	*	Yes	No
Big Sky Airlines	Yes	*	Yes	No
Helijet International	Yes	*	Yes	No

*	This airline does not have its own frequent flyer program. However, Alaska’s Mileage Plan members can accrue and redeem miles on this airline’s route system.

**	Capacity purchase arrangement as described under “Business — General Information — Horizon.”

Competition
      Competition in the airline industry is intense. We believe the principal competitive factors in the industry that are important to customers are:

•	safety record and reputation;

•	fares;

•	customer service;

•	routes served;

•	flight schedules;

•	frequent flyer programs;

•	on-time arrivals;

•	on-board amenities;

•	type of aircraft and

•	code-sharing relationships.
      Any domestic air carrier issued a certificate of public convenience and necessity by the Department of Transportation is allowed to operate scheduled passenger service in the United States. Together, Alaska and Horizon carry approximately 3.2% of all U.S. domestic passenger traffic. Alaska and Horizon compete with one or more domestic or foreign airlines on most of their routes, including Southwest Airlines, United Airlines, Northwest Airlines, Continental Airlines, American Airlines, Delta Airlines and regional affiliates associated with some of these carriers. Many of our competitors are substantially larger than Alaska and Horizon, have greater financial resources, and have more extensive route systems. In addition, continuing growth of low-cost carriers, including Southwest Airlines, AirTran Airways, American Trans Air, Frontier Airlines and jetBlue Airways in the United States places significant competitive pressures on us and other network carriers since they have the ability to charge a lower fare for travel between similar cities and thus exert downward pressure on yields. Due to its short haul markets, Horizon also competes with ground transportation, including train, bus and automobile transportation.
      We also compete with other airlines for skilled employees such as pilots, flight attendants, ramp service employees, customer service agents and aircraft mechanics.

Ticket Distribution
      Airline tickets are distributed through three primary channels:

•	Airline websites such as alaskaair.com or horizonair.com. It is less expensive for us to sell through these direct channels and, as a result, we continue to invest heavily in its online capabilities.

•	Telephone reservation call centers.

•	Traditional and online travel agents. Consumer reliance on traditional travel agencies is shrinking, while usage of online travel agencies is increasing. Both traditional and online travel agencies typically use Global Distribution Systems (GDS), such as Sabre, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee, the “GDS fee”, that is charged to the airline.
      We currently participate in all of these distribution channels, but we cannot predict the terms on which we may be able to continue to participate in these or other sites, or their effect on our ability to compete with other airlines.
EMPLOYEES
      The airline business is labor intensive. Alaska and Horizon had 10,850 and 3,734, respectively, active full-time and part-time employees at December 31, 2004. Wages, salaries and benefits represented approximately 35% of our total operating expenses in 2004.
      At December 31, 2004, labor unions represented 83% of Alaska’s and 45% of Horizon’s employees. Our relations with our labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements between the respective airlines and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National

Mediation Board may declare that an impasse exists, at which point the National Mediation Board proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period, a Presidential Emergency Board may be established, which examines the parties’ positions and recommends a solution. The Presidential Emergency Board process lasts for 30 days and is followed by a “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help”, including the imposition of any or all of its proposed amendments and the hiring of workers to replace strikers.
      Two of Alaska’s collective bargaining agreements contain provisions for interest arbitration. Under interest arbitration, if the parties have not negotiated the contract by a predetermined date, each side may submit a prescribed number of issues to binding arbitration. The arbitrator’s decision on those issues is incorporated into the collective bargaining agreement, and no strike or company “self-help” may occur.
      The collective bargaining agreement with the dispatchers is open for negotiation on wage rates in March 2005. If the parties are unable to reach an agreement, there is an interest arbitration provision related only to wages.
      The pilot contract provides that, if an agreement on the entire contract was not reached by December 15, 2004, ten contract issues plus wage rates would be submitted to an interest arbitrator. Issues submitted generally relate to pension plans, medical insurance, profit sharing, code sharing and work rules. The parties did not reach an agreement, and the issues have been submitted to binding arbitration in March 2005 with a decision to be effective in May 2005. The pilot labor contract contains market related standards for wages and non-wage issues.
      Alaska’s union contracts at December 31, 2004 were as follows:

		Number of
Union	Employee Group	Employees	Contract Status

Air Line Pilots Association International (ALPA)	Pilots	1,462	Amendable 4/30/05*
			Submitted to interest arbitration

Association of Flight Attendants (AFA)	Flight attendants	2,321	In Negotiations

International Association of
Machinists and Aerospace
Workers (IAM/ RSSA)	Ramp service and stock clerks	1,108	In Negotiations
	Clerical, office and passenger service	2,913	In Negotiations

Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	1,096	In Negotiations

Mexico Workers Association of Air Transport	Mexico airport personnel	77	Amendable 9/29/06

Transport Workers Union of America (TWU)	Dispatchers	33	Amendable 6/30/07*

*	Collective bargaining agreement contains interest arbitration provision.

      Horizon’s union contracts at December 31, 2004 were as follows:

		Number of
Union	Employee Group	Employees	Contract Status

International Brotherhood of Teamsters (IBT)	Pilots	688	Amendable 9/12/06

AFA	Flight attendants	482	Amendable 11/21/07

AMFA	Mechanics and related classifications	426	In Negotiations

TWU	Dispatchers	21	Amendable 9/11/05

National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	81	Amendable 2/14/07
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
      The FAA regulates aircraft operations generally, including establishing personnel, maintenance and flight operation standards. Domestic airlines are required to hold a valid air carrier operating certificate issued by the FAA. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. From time to time the FAA issues airworthiness directives (ADs) that must be incorporated into our aircraft. We are and expect to be in compliance with all applicable requirements of these ADs within the required time periods.
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
      Effective February 1, 2002, the Security Act imposed a $2.50 per enplanement security service fee (maximum $5.00 one-way fee) which is collected by the air carriers and submitted to the government to pay for these enhanced security measures. In addition, carriers are required to pay an additional amount to the TSA to cover the total cost of providing security measures equal to the amount the air carriers paid for screening passengers and property in 2000. We paid $12.6 million, $8.4 million and $9.9 million to the TSA for this security charge in 2004, 2003 and 2002, respectively.
      Recently, the United States Department of Homeland Security proposed raising the aviation security fee from $2.50 per one-way segment to $5.50 per one-way segment (or maximum of $8 for a one way trip with multiple segments). Although fees and taxes are often viewed by lawmakers as pass through costs, we believe that the demand for air travel is highly sensitive to price. Since all such increases affect the total ticket price paid by consumers, we believe that they would reduce passenger traffic and could have a negative impact on our results.
      The Department of Transportation, under its authority to prevent unfair competitive practices in the industry, has from time to time considered the issuance of pricing and capacity rules that would limit major air carriers’ competitive response to new entrant carriers. Although the Department of Transportation has thus far declined to issue specific competitive guidelines, it reiterated its intent to prevent what it considers to be unfair competitive practices in the industry, and to pursue enforcement actions on a case-by-case basis. To the extent that future Department of Transportation enforcement actions either directly or indirectly impose restrictions upon our ability to respond to competitors, our business may be adversely impacted. Conversely, a relaxation in either unfair competition enforcement or restrictions could limit our ability to enter new markets or harm our operating results for markets that we have recently entered.

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
      Legislation, sometimes referred to as the “Passengers’ Bill of Rights,” has been discussed in Congress and state legislatures. This legislation could, if enacted, place various limitations on airline fares and/or affect operating practices such as baggage handling and overbooking. In 1999, we, as well as other domestic airlines, implemented a Customer Service Plan to address a number of service goals, including, but not limited to goals relating to lowest fare availability, delays, cancellations and diversions, baggage delivery and liability, guaranteed fares and ticket refunds.
      To the extent legislation is enacted that would inhibit our flexibility with respect to fares, our revenue management system, our operations or other aspects of our customer service operations, our financial results could be adversely affected.
      Fare discounting by competitors has historically had a negative effect on our financial results because we generally match competitors’ fares to maintain passenger traffic. During recent years, a number of new low-cost airlines have entered the domestic market and several major airlines, including Alaska and Horizon, implemented efforts to lower their cost structures. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic, cost reductions or changes in the mix of traffic that improves yields, our operating results will be negatively impacted.
      In February 2004, Alaska initiated a fare simplification plan whereby a number of restrictions were eliminated and the gap between the highest and lowest fares was reduced. The goal of this initiative was to increase customer value and simplify the customer’s purchase decision by reducing the number of fares sold. We believe this initiative was revenue neutral overall.

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
FUEL
      Our operations are significantly affected by the availability and price of jet fuel. Fuel costs were approximately 19% of our total operating expenses in 2004 and 15% in 2003. Fuel prices, which can be volatile and which are outside of our control, can have a significant impact on our operating results. Currently, a one-cent change in the fuel price per gallon affects annual fuel costs by approximately $4.0 million. We believe that operating fuel-efficient aircraft helps to mitigate the effect of high fuel prices.
      We purchase fuel hedge contracts to reduce our exposure to fluctuations in the price of jet fuel. Due to the competitive nature of the airline industry, airlines often are unable to pass on increased fuel prices to customers by increasing fares. Conversely, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues. Because of rising fuel prices, our fuel hedging program has resulted in significant savings over the last three years. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of our fuel hedging activities.
      While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event of significant hostilities or other conflicts in oil producing areas, there could be reductions in the production and/or importation of crude oil and price increases, which could adversely affect our business. If there were major reductions in the availability of jet fuel, our business would be adversely affected.
FREQUENT FLYER PROGRAM
      All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska’s Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines, and by using the services of non-airline partners, which include a credit card partner, telephone companies, hotels, and car rental agencies. Alaska is paid by non-airline partners for the miles it credits to member accounts. With advance notice, Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits, and award levels or terminate the program.
      Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 75% of the free flight awards on Alaska and Horizon are subject to blackout dates and capacity-controlled seating. Mileage Plan accounts are generally deleted after three years of inactivity in that member’s account. As of December 31, 2004 and 2003, Alaska estimated that 2,493,000 and 2,353,000, respectively, round-trip flight awards were eligible for redemption by Mileage Plan members who have mileage credits exceeding the 20,000-mile free round-trip domestic ticket award threshold. Of those eligible awards, Alaska estimated that approximately 88% of those awards would ultimately be redeemed. For the years 2004, 2003 and 2002, approximately 631,000, 606,000, and 441,000 round-trip flight awards were redeemed and flown on Alaska and Horizon. Those awards represent approximately 7.3% for 2004, 8.7% for 2003 and 6.8% for 2002 of the total passenger miles flown on Alaska and Horizon for each period. For the years 2004, 2003 and 2002, approximately 212,000, 174,000 and 174,000, respectively, round-trip flight awards were redeemed and flown on airline partners.
      For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. The incremental cost does not include a contribution to overhead, aircraft cost, or profit. Alaska also sells mileage credits to non-airline partners, such as hotels, car rental agencies, and a national bank that rewards users of its credit card. Alaska defers a majority of the sales proceeds, and recognizes these proceeds as revenue when the award transportation is provided on Alaska or another partner airline. The deferred proceeds are recognized as passenger revenue for awards issued and flown on Alaska or Horizon and as other revenue-net for awards issued and flown on other airlines. At December 31, 2004 and 2003, the deferred revenue and the total liability for providing free travel on Alaska and Horizon and for estimated payments to partner airlines was $409.3 million and $336.0 million, respectively, the majority of which is deferred revenue from the sale of mileage credits.
OTHER INFORMATION

Seasonality and Other Factors
      Our results of operations for any interim period are not necessarily indicative of those for the entire year, because our business is subject to seasonal fluctuations. Our operating income is generally lowest (or loss the greatest) during the first and fourth quarters due principally to lower traffic and sometimes due to adverse weather conditions, generally increases in the second quarter and generally reaches its highest level during the third quarter.
      The airline industry is characterized generally by low profit margins and high fixed costs, primarily for wages, aircraft fuel, debt service and rent. The expenses of an aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our operating results. In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	changes in fuel, security and insurance costs,

•	increases in personnel, marketing, aircraft ownership and other operating expenses to support our existing operation and anticipated growth,

•	the timing and amount of maintenance expenditures,

•	the timing and success of our growth plan as we increase flights in existing markets and enter new markets and

•	pricing initiatives, both internal and external.
      In addition, seasonal variations in traffic, various expenditures and weather affect our operating results from quarter to quarter. Given our high proportion of fixed costs, seasonality can affect our profitability from quarter to quarter. Many of our areas of operations experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceled flights and accommodating displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions than some of our competitors (particularly in the State of Alaska and in the Pacific Northwest), who may be better able to spread weather-related risks over larger route systems.
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

Insurance
      We carry insurance for passenger liability, property damage and hull insurance for damage to our aircraft, in amounts and of the type generally consistent with industry practice.
      As a result of the events of September 11, 2001, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for third-party liability for claims resulting from acts of terrorism, war or similar events. At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. Although insurance rates have declined, they are still somewhat above pre-September 11 levels and will likely remain there for the foreseeable future.
      Pursuant to authority granted in the Air Transportation Safety and System Stabilization Act, the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act, 2005, the Government has offered, and we have accepted, war risk insurance to replace commercial war risk insurance through August 31, 2005.

Other Government Matters
      We have elected to participate in the Civil Reserve Air Fleet program, whereby we have agreed to make available to the federal government a certain number of aircraft in the event of a military call-up. The government would reimburse us for the use of such aircraft.

ITEM 2.	PROPERTIES

Aircraft
      The following tables describe the aircraft we operate and their average age at December 31, 2004:

	Passenger				Average Age
Aircraft Type	Capacity	Owned	Leased	Total	in Years

Alaska Airlines
Boeing 737-200C	111	7	1	8	25.0
Boeing 737-400	144	9	31	40	9.7
Boeing 737-700	120	17	5	22	3.8
Boeing 737-900	172	12	—	12	2.4
Boeing MD-80	140	15	11	26	12.8

		60	48	108	9.6

Horizon Air
Bombardier Q200	37	—	28	28	6.8
Bombardier Q400	70	3	16	19	3.0
Bombardier CRJ 700	70	—	18	18	2.8

		3	62	65	4.6

      Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.
      32 of the 60 aircraft owned by Alaska as of December 31, 2004 are subject to liens securing long-term debt. The Company expects to have additional aircraft encumbered pending a re-negotiated credit facility. Alaska’s leased 737-200C, 737-400, 737-700 and MD-80 aircraft have lease expiration dates in 2006, between 2006 and 2016, between 2006 and 2020 and between 2007 and 2013, respectively. Horizon’s leased Q400 and CRJ 700 aircraft have expiration dates between 2005 and 2018 and between 2018 and 2020, respectively. Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then fair market value of the aircraft. For information regarding obligations under capital leases and long-term operating leases, see Note 5 to Consolidated Financial Statements.
      At December 31, 2004, all of our aircraft met the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990. However, special noise ordinances restrict the timing of flights operated by Alaska and other airlines at Burbank, Long Beach, Orange County, San Diego, San Jose and Palm Springs. In addition, Orange County, Reagan National, O’Hare and Long Beach airports restrict the type of aircraft and number of flights.

Ground Facilities and Services
      Alaska and Horizon lease ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings in various cities in the state of Alaska.
      Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include a three-bay hangar facility with maintenance shops, a flight operations and training center, an air cargo facility, an information processing center, several office buildings and our corporate headquarters. Alaska also leases a two-bay hangar/office facility at Sea-Tac, a warehouse and reservation/office facility in Kent, WA, and a reservation center in Boise, ID. Alaska’s other major facilities include a regional headquarters building, an air cargo facility, and a leased hangar/office facility in Anchorage; a reservations center in Phoenix; and a leased two-bay maintenance facility in Oakland.

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
      Our existing pilot contract provides that, if a negotiated agreement on the entire contract was not reached by December 15, 2004, ten contract issues plus wage rates would be submitted to an interest arbitrator. Issues submitted generally relate to pension plans, medical insurance, profit sharing, code sharing and work rules. The parties did not reach an agreement, and the issues have been submitted to binding arbitration in March 2005 with a decision to be effective in May 2005. The pilot labor contract contains market related standards for wages and non-wage issues.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None
EXECUTIVE OFFICERS OF THE REGISTRANT
      The executive officers of Alaska Air Group, Inc. (including its subsidiaries Alaska Airlines and Horizon Air Industries), their positions and their respective ages (as of February 1, 2005) are as follows:

			Air Group
			or Subsidiary
Name	Position	Age	Officer Since

William S. Ayer	Chairman, President and Chief	50	1985
	Executive Officer of Alaska Air Group,
	Inc. and Alaska Airlines, Inc.
Bradley D. Tilden	Executive Vice President/Finance	44	1994
	and Chief Financial Officer
	of Alaska Air Group, Inc. and
	Alaska Airlines, Inc.
Keith Loveless	Vice President/Legal and Corporate Affairs,	48	1996
	General Counsel and Corporate Secretary
	of Alaska Air Group, Inc.
	and Alaska Airlines, Inc.
George Bagley	Executive Vice President/Operations	59	1984
	of Alaska Airlines, Inc.
Gregg Saretsky	Executive Vice President/Marketing and	45	1998
	Planning of Alaska Airlines, Inc.
Jeffrey D. Pinneo	President and Chief Executive Officer	48	1990
	of Horizon Air Industries, Inc.
      Mr. Ayer has been our President since February 2003 and became our Chairman and Chief Executive Officer in May 2003. Mr. Ayer is also Chairman, President and Chief Executive Officer of Alaska Airlines. He has served as Alaska Airlines’ Chairman since February 2003, as Chief Executive Officer since January 2002 and as President since November 1997. Prior thereto, he was Sr. Vice President/ Customer Service, Marketing and Planning of Alaska Airlines from January 1997, and Vice President/ Marketing and Planning from August 1995. Prior thereto, he served as Sr. Vice President/ Operations of Horizon Air from January 1995. Mr. Ayer serves on the boards of Alaska Airlines, Puget Sound Energy, the Alaska Airlines Foundation, Angel Flight

America, Inc., and the Museum of Flight. He also serves on the University of Washington Business School Advisory Board.
      Mr. Tilden joined Alaska Airlines in 1991, became controller of Alaska Airlines and Alaska Air Group in 1994, CFO in February 2000 and Executive Vice President/ Finance in January 2002.
      Mr. Loveless became Corporate Secretary and Assistant General Counsel of Alaska Air Group and Alaska Airlines in 1996. In 1999, he was named Vice President/ Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group and Alaska Airlines.
      Mr. Bagley was promoted to President and CEO of Horizon Air in 1995, and in January 2002 became Executive Vice President/ Operations of Alaska Airlines.
      Mr. Saretsky joined Alaska Airlines in March 1998 as Vice President/ Marketing and Planning. In 2000 he became Senior Vice President/ Marketing and Planning, and in January 2002 was elected Executive Vice President/ Marketing and Planning of Alaska Airlines.
      Mr. Pinneo became Vice President/ Passenger Service of Horizon Air Industries in 1990. In January 2002 he was named President and CEO of Horizon Air.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
      As of December 31, 2004, there were 27,126,020 shares of common stock of Alaska Air Group, Inc. issued and outstanding and 4,014 shareholders of record. We also held 2,651,368 treasury shares at a cost of $60.5 million. We have not paid dividends on the common stock since 1992. Our common stock is listed on the New York Stock Exchange (symbol: ALK).
      The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange.

	2003		2004

	High	Low	High	Low

First Quarter	$24.35	$15.28	$29.27	$22.30
Second Quarter	21.98	15.49	27.17	19.26
Third Quarter	29.79	20.82	25.70	18.74
Fourth Quarter	31.86	24.76	33.67	22.93

Sales of Non-Registered Securities
      In May 2004, we issued unregistered common stock to our Board of Directors as part of their annual director compensation pursuant to the Alaska Air Group 2004 Long-Term Incentive Equity Plan.

Equity Compensation Plan Information
      The Company has a shareholder-approved equity plan that enables the Compensation Committee of the Board of Directors to make awards of equity-based compensation, which we believe are an important tool to attract and retain key employees.

      The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under current and former equity compensation plans.

(c)
	(a)		Number of Securities
	Number of		Remaining Available
	Securities to be	(b)	for Future Issuance
	Issued upon	Weighted Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved by security holders	2,751,874	27.9432	1,729,415
Equity compensation plans not approved by security holders	1,047,850	32.2166
Total	3,799,724	29.1217	1,729,415
      The shares to be issued under plans not approved by stockholders relate to the Company’s 1997 Long-Term Incentive Equity Plan. This plan was adopted by the Board of Directors in 1997 and did not require stockholder approval because no grants to executive officers were allowed under the plan.

1997 Long-Term Incentive Equity Plan (the “1997 Plan”)
      The 1997 Plan terminated on November 3, 2002 and no further awards may be made. Awards granted before that date remain outstanding in accordance with their terms. Under the 1997 Plan, awards could be made to any employee of the Company who was not a director or officer subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended. Awards could be made in the form of stock options, Stock Appreciation Rights (SARs) or stock awards. The 1997 Plan is administered by the Compensation Committee of the Board of Directors.

2004 Long-Term Incentive Equity Plan (the “2004 Plan”)
      The 2004 Plan became effective on May 18, 2004 and shall terminate on May 18, 2014 unless otherwise terminated earlier by the Board. Under the 2004 Plan, awards can be made to any board director, executive officer or employee of the Company. Awards can be made in the form of stock options, SARs or stock awards. The Compensation Committee of the Board of Directors administers the 2004 Plan.
      In addition, the 2004 Plan authorizes the granting of shares to board members according to the terms of the Nonemployee Director Stock Plan, as described below.

Nonemployee Director Stock Plan (the “Directors’ Plan”)
      An aggregate of up to 25,000 shares of common stock was authorized for issuance under the Directors’ Plan. It remains in effect until all shares have been purchased or acquired or until terminated by the Board.
      Each member of the Board of Directors of the Company who is not employed by the Company or any of its subsidiaries is an eligible director. Each year on the first business day following that year’s annual meeting of stockholders, a portion of an eligible director’s annual retainer for services as a director for the coming year is paid in shares of common stock having a total value of $5,000.
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

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	2004	2003		2002	2001	2000

Consolidated Financial Data:
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	$2,723.8	$2,444.8		$2,224.1	$2,152.8	$2,194.0
Operating Expenses	2,803.6	2,462.3		2,317.3	2,279.1	2,227.1
Operating Income (Loss)	(79.8)	(17.5)		(93.2)	(126.3)	(33.1)
Nonoperating income (expense), net(a)	59.2	46.5		(8.6)	62.8	6.2
Income (loss) before income tax and accounting change	(20.6)	29.0		(101.8)	(63.5)	(26.9)
Income (loss) before accounting change	(15.3)	13.5		(67.2)	(43.4)	(20.4)
Net Income (Loss)	$(15.3)	$13.5		$(118.6)	$(43.4)	$(67.2)
Average basic shares outstanding	26.859	26.648		26.546	26.499	26.440
Average diluted shares outstanding	26.859	26.730		26.546	26.499	26.440
Basic earnings (loss) per share before accounting change	(0.57)	$0.51		$(2.53)	$(1.64)	$(0.77)
Basic earnings (loss) per share(b)	(0.57)	0.51		(4.47)	(1.64)	(2.54)
Diluted earnings (loss) per share before accounting change	(0.57)	0.51		(2.53)	(1.64)	(0.77)
Diluted earnings (loss) per share(b)	(0.57)	0.51		(4.47)	(1.64)	(2.54)

At End of Period (in millions, except ratio):
Total assets	$3,335.0	$3,259.2		$2,880.7	$2,950.5	$2,528.1
Long-term debt and capital lease obligations, net of current	989.6	906.9		856.7	852.2	509.2
Shareholders’ equity	664.8	674.2		655.7	851.3	895.1
Ratio of earnings to fixed charges(c)	0.89	1.22		0.28	0.48	0.66

Alaska Airlines Operating Data:
Revenue passengers (000)	16,295	15,047		14,154	13,668	13,525
Revenue passenger miles (RPM) (000,000)	16,231	14,554		13,186	12,249	11,986
Available seat miles (ASM) (000,000)	22,276	20,804		19,360	17,919	17,315
Revenue passenger load factor	72.9%	70.0%		68.1%	68.4%	69.2%
Yield per passenger mile	12.47 ¢	12.65	¢	12.65 ¢	13.12 ¢	13.56 ¢
Operating revenues per ASM	10.02 ¢	9.74	¢	9.47 ¢	9.84 ¢	10.20 ¢
Operating expenses per ASM	10.41 ¢	9.84	¢	9.87 ¢	10.24 ¢	10.35 ¢
Average number of employees	9,968	10,040		10,142	10,115	9,611

Horizon Air Operating Data(d):
Revenue passengers (000)	5,930	4,934		4,815	4,668	5,044
Revenue passenger miles (RPM) (000,000)	2,155	1,640		1,514	1,350	1,428
Available seat miles (ASM) (000,000)	3,107	2,569		2,428	2,148	2,299
Revenue passenger load factor	69.3%	63.9%		62.4%	62.8%	62.1%
Yield per passenger mile	22.50 ¢	26.96	¢	26.02 ¢	28.15 ¢	29.82 ¢
Operating revenues per ASM	16.20 ¢	18.06	¢	17.29 ¢	19.02 ¢	19.27 ¢
Operating expenses per ASM	15.90 ¢	17.76	¢	17.87 ¢	21.02 ¢	19.53 ¢
Average number of employees	3,423	3,359		3,476	3,764	3,795

(a)	Includes capitalized interest of $1.7 million, $2.3 million, $2.7 million, $10.6 million and $17.7 million for 2004, 2003, 2002, 2001 and 2000, respectively.

(b)	For 2000, basic and diluted earnings per share include $(1.77) per share for the $46.8 million cumulative effect of the accounting change for the sale of frequent flyer miles. For 2002, basic and diluted earnings per share include $(1.94) per share for the $51.4 million cumulative effect of the accounting change in connection with the impairment of goodwill.

(c)	For 2004, 2002, 2001 and 2000 earnings are inadequate to cover fixed charges by $17.5 million, $99.5 million, $69.1 million and $39.9 million, respectively.

(d)	Includes Horizon services operated as Frontier JetExpress in 2004.

Alaska Airlines Financial and Statistical Data

	Quarter Ended
	December 31						Year Ended December 31

					%						%
	2004		2003		Change		2004		2003		Change

Financial Data (in millions):
Operating Revenues:
Passenger	$477.8		$460.3		3.8		$2,023.6		$1,840.4		10.0
Freight and mail	21.1		17.5		20.6		86.4		77.3		11.8
Other — net	32.4		26.7		21.3		123.0		109.7		12.1

Total Operating Revenues	531.3		504.5		5.3		2,233.0		2,027.4		10.1

Operating Expenses:
Wages and benefits	187.0		199.9		(6.5)		798.5		778.6		2.6
Employee profit sharing	0.9		2.9		NM		1.2		2.9		NM
Contracted services	26.2		20.7		26.6		96.5		81.6		18.3
Aircraft fuel	135.6		79.9		69.7		472.0		312.1		51.2
Aircraft maintenance	34.5		35.7		(3.4)		145.8		153.4		(5.0)
Aircraft rent	28.0		31.1		(10.0)		113.5		123.9		(8.4)
Food and beverage service	11.9		13.9		(14.4)		49.8		58.7		(15.2)
Other selling expenses and commissions	31.1		39.0		(20.3)		132.2		148.0		(10.7)
Depreciation and amortization	32.9		31.7		3.8		128.1		119.5		7.2
Loss on sale of assets	2.6		2.1		NM		2.0		3.4		NM
Landing fees and other rentals	35.9		34.3		4.7		142.0		127.8		11.1
Other	35.6		34.0		4.7		146.6		136.9		7.1
Restructuring charges	25.9		—		100.0		53.4		—		100.0
Impairment of aircraft	—		—		—		36.8		—		100.0

Total Operating Expenses	588.1		525.2		12.0		2,318.4		2,046.8		13.3

Operating Loss	(56.8)		(20.7)		NM		(85.4)		(19.4)		NM

Interest income	6.2		4.9				26.2		15.2
Interest expense	(11.0)		(11.3)				(44.1)		(45.2)
Interest capitalized	0.4		0.2				1.1		1.5
U.S. government compensation	—		—				—		52.8
Other — net, including fuel hedging gains	(7.7)		(0.4)				75.2		6.9

	(12.1)		(6.6)				58.4		31.2

Income (Loss) Before Income Tax	$(68.9)		$(27.3)		NM		$(27.0)		$11.8		NM

Operating Statistics:
Revenue passengers (000)	3,998		3,712		7.7		16,295		15,047		8.3
RPMs (000,000)	3,976		3,608		10.2		16,231		14,554		11.5
ASMs (000,000)	5,452		5,194		5.0		22,276		20,804		7.1
Passenger load factor	72.9%		69.5%		3.4	pts	72.9%		70.0%		2.9	pts
Yield per passenger mile	12.02	¢	12.76	¢	(5.8)		12.47	¢	12.65	¢	(1.4)
Operating revenue per ASM	9.75	¢	9.71	¢	0.4		10.02	¢	9.74	¢	2.9
Operating expenses per ASM(a)	10.79	¢	10.11	¢	6.7		10.41	¢	9.84	¢	5.8
Operating expense per ASM excluding fuel, navigation fee recovery, restructuring and impairment charges(a)	7.83	¢	8.57	¢	(8.6)		7.92	¢	8.34	¢	(5.0)
Raw fuel cost per gallon(a)	159.9	¢	102.4	¢	56.2		137.2	¢	98.3	¢	39.5
GAAP fuel cost per gallon(a)	155.7	¢	95.8	¢	62.5		133.1	¢	92.5	¢	43.9
Economic fuel cost per gallon(a)	140.2	¢	94.8	¢	47.8		126.0	¢	90.9	¢	38.6
Fuel gallons (000,000)	87.1		83.4		4.4		354.7		337.3		5.2
Average number of employees	9,433		9,921		(4.9)		9,968		10,040		(0.7)
Aircraft utilization (blk hrs/day)	10.8		10.3		4.9		11.0		10.5		4.8
Operating fleet at period-end	108		109		(0.9)		108		109		(0.9)

NM = Not Meaningful

(a)	See Note A on page 20.

Horizon Air Financial and Statistical Data

	Quarter Ended December 31					Year Ended December 31

					%					%
	2004		2003		Change	2004		2003		Change

Financial Data (in millions):
Operating Revenues:
Passenger	$124.4		$115.5		7.7	$484.8		$442.3		9.6
Freight and mail	0.9		1.2		(25.0)	3.9		5.0		(22.0)
Other — net	3.6		4.8		(25.0)	14.5		16.5		(12.1)

Total Operating Revenues	128.9		121.5		6.1	503.2		463.8		8.5

Operating Expenses:
Wages and benefits	41.1		40.5		1.5	163.1		159.3		2.4
Employee profit sharing	0.3		0.8		NM	0.4		0.8		NM
Contracted services	5.3		6.6		(19.7)	20.7		25.0		(17.2)
Aircraft fuel	20.3		12.9		57.4	68.7		51.2		34.2
Aircraft maintenance	11.7		7.9		48.1	38.3		30.4		26.0
Aircraft rent	17.9		17.7		1.1	73.9		71.0		4.1
Food and beverage service	0.5		0.5		0.0	2.1		2.3		(8.7)
Other selling expenses and commissions	6.6		6.1		8.2	26.5		24.9		6.4
Depreciation and amortization	3.7		2.8		32.1	13.4		12.3		8.9
Gain on sale of assets	(0.2)		(0.1)		NM	(1.0)		(1.2)		NM
Landing fees and other rentals	10.2		10.3		(1.0)	41.4		38.5		7.5
Other	11.0		10.0		10.0	43.0		42.6		0.9
Impairment of aircraft and spare engines	0.6		—		100.0	3.4		—		100.0

Total Operating Expenses	129.0		116.0		11.2	493.9		457.1		8.1

Operating Income (Loss)	(0.1)		5.5		NM	9.3		6.7		NM

Interest income	0.2		0.2			1.1		0.7
Interest expense	(0.7)		(0.5)			(3.9)		(2.4)
Interest capitalized	0.2		0.2			0.6		0.8
U.S. government compensation	—		—			—		18.6
Other — net, including fuel hedging gains	(1.2)		—			10.0		0.9

	(1.5)		(0.1)			7.8		18.6

Income (Loss) Before Income Tax	$(1.6)		$5.4		NM	$17.1		$25.3		NM

Operating Statistics:
Revenue passengers (000)	1,568		1,263		24.1	5,930		4,934		20.2
RPMs (000,000)	569		416		36.8	2,155		1,640		31.4
ASMs (000,000)	793		619		28.1	3,107		2,569		20.9
Passenger load factor	71.7%		67.3%		4.4pts	69.3%		63.9%		5.4pts
Yield per passenger mile	21.85	¢	27.72	¢	(21.2)	22.50	¢	26.96	¢	(16.5)
Operating revenue per ASM	16.25	¢	19.62	¢	(17.2)	16.20	¢	18.06	¢	(10.3)
Operating expenses per ASM(a)	16.26	¢	18.74	¢	(13.2)	15.90	¢	17.76	¢	(10.5)
Operating expense per ASM excluding fuel and impairment charges(a)	13.62	¢	16.64	¢	(18.1)	13.58	¢	15.80	¢	(14.1)
Raw fuel cost per gallon(a)	166.4	¢	106.1	¢	56.8	142.3	¢	101.9	¢	39.7
GAAP fuel cost per gallon(a)	162.4	¢	98.5	¢	64.9	138.2	¢	95.3	¢	45.0
Economic fuel cost per gallon(a)	148.0	¢	97.7	¢	51.5	131.4	¢	93.5	¢	40.5
Fuel gallons (000,000)	12.5		13.1		(4.6)	49.7		53.7		(7.4)
Average number of employees	3,493		3,320		5.2	3,423		3,359		1.9
Aircraft utilization (blk hrs/day)	8.5		7.5		13.3	8.3		7.8		6.4
Operating fleet at period-end	65		62		4.8	65		62		4.8

NM = Not Meaningful

(a)	See Note A on page 20.

Note A:
      Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly of aircraft fuel are subject to many economic and political factors beyond our control and we record changes in the fair value of our hedge portfolio comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor performance both with and without the cost of aircraft fuel (including the gains and losses associated with our fuel hedging program where appropriate), restructuring charges, aircraft impairment charges, government compensation in 2003 and a large recovery in 2004 of disputed navigation fees paid in prior years (of which $7.7 million was recorded in operating expenses and $3.3 million was recorded in non-operating income). Because the cost and availability in our income statement, it is our view that the measurement and monitoring of performance without fuel is important. In addition, we believe the disclosure of financial performance without impairment and restructuring charges, government compensation and the navigation fee recovery in 2004 is useful to investors.
      Finally, these non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major network airlines.
      The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for both Alaska Airlines, Inc. and Horizon Air Industries, Inc.:
Alaska Airlines, Inc.:

	Three Months				Twelve Months
	Ended				Ended
	December 31,				December 31,

	2004		2003		2004	2003

	($ in millions)
Unit cost reconciliations:
Operating expenses	$588.1		$525.2		$2,318.4	$2,046.8
ASMs (000,000)	5,452		5,194		22,276	20,804

Operating expenses per ASM	10.79	¢	10.11	¢	10.41 ¢	9.84	¢

Operating expenses	$588.1		$525.2		$2,318.4	$2,046.8
Less: aircraft fuel	(135.6)		(79.9)		(472.0)	(312.1)
Less: impairment of aircraft	—		—		(36.8)	—
Less: restructuring charges	(25.9)		—		(53.4)	—
Add: navigation fee recovery	—		—		7.7	—

Operating expense excluding fuel, navigation fee recovery, impairment and restructuring charges	$426.6		$445.3		$1,763.9	$1,734.7
ASMs (000,000)	5,452		5,194		22,276	20,804

Operating expense per ASM excluding fuel, navigation fee recovery, impairment and restructuring charges	7.83	¢	8.57	¢	7.92 ¢	8.34	¢

	Three Months		Twelve Months
	Ended		Ended
	December 31,		December 31,

	2004	2003	2004	2003

	($ in millions)
Aircraft fuel reconciliations:
Fuel expense before hedge activities (“raw fuel”)	$139.3	$85.4	$486.6	$331.7
Fuel gallons (000,000)	87.1	83.4	354.7	337.3

Raw fuel cost per gallon	159.9 ¢	102.4 ¢	137.2 ¢	98.3	¢

Fuel expense before hedge activities (“raw fuel”)	$139.3	$85.4	$486.6	$331.7
Less: gains on settled hedges included in fuel expense	(3.7)	(5.5)	(14.6)	(19.6)

GAAP fuel expense	$135.6	$79.9	$472.0	$312.1

Fuel gallons (000,000)	87.1	83.4	354.7	337.3

GAAP fuel cost per gallon	155.7 ¢	95.8 ¢	133.1 ¢	92.5	¢

GAAP fuel expense	$135.6	$79.9	$472.0	$312.1
Less: gains on settled hedges included in nonoperating income (expense)	(13.5)	(0.8)	(25.2)	(5.4)

Adjusted fuel	122.1	79.1	446.8	306.7
Fuel gallons (000,000)	87.1	83.4	354.7	337.3

Economic fuel cost per gallon	140.2 ¢	94.8 ¢	126.0 ¢	90.9	¢

Mark-to-market gains (losses) included in non-operating income (expense) related to hedges that settle in future periods	$(20.3)	—	$50.1	—

Reconciliation to GAAP pre-tax income (loss):
Pre-tax income (loss) excluding impairment and restructuring charges, navigation fee recovery, government compensation and mark-to-market hedging gains	$(22.7)	$(27.3)	$2.1	$(41.0)
Less: impairment of aircraft		—	(36.8)	—
Less: restructuring charges	(25.9)	—	(53.4)	—
Add: government compensation		—	—	52.8
Add: mark-to-market hedging gains (losses) included in nonoperating income (expense)	(20.3)	—	50.1	—
Add: navigation fee recovery	—	—	11.0	—

Pre-tax income (loss) reported GAAP amounts	$(68.9)	$(27.3)	$(27.0)	$11.8

Horizon Air Industries, Inc.

	Three Months			Twelve Months
	Ended			Ended
	December 31,			December 31,

	2004	2003		2004		2003

	($ in millions)
Unit cost reconciliations:
Operating expenses	$129.0	$116.0		$493.9		$457.1
ASMs (000,000)	793	619		3,107		2,569

Operating expenses per ASM	16.27 ¢	18.74	¢	15.90	¢	17.79	¢

Operating expenses	$129.0	$116.0		$493.9		$457.1
Less: aircraft fuel	(20.3)	(12.9)		(68.7)		(51.2)
Less: impairment of aircraft	(0.6)	—		(3.4)		—

Operating expense excluding fuel and impairment charge	$108.1	$103.1		$421.8		$405.9
ASMs (000,000)	793	619		3,107		2,569

Operating expense per ASM excluding fuel and impairment charge	13.63 ¢	16.66	¢	13.58	¢	15.80	¢

Aircraft fuel reconciliations:
Fuel expense before hedge activities (“raw fuel”)	$20.8	$13.9		$70.7		$54.7
Fuel gallons (000,000)	12.5	13.1		49.7		53.7

Raw fuel cost per gallon	166.4 ¢	106.1	¢	142.3	¢	101.9	¢

Fuel expense before hedge activities (“raw fuel”)	$20.8	$13.9		$70.7		$54.7
Less: gains on settled hedges included in fuel expense	(0.5)	(1.0)		(2.0)		(3.5)

GAAP fuel expense	$20.3	$12.9		$68.7		$51.2
Fuel gallons (000,000)	12.5	13.1		49.7		53.7

GAAP fuel cost per gallon	162.4 ¢	98.5	¢	138.2	¢	95.3	¢

GAAP fuel expense	$20.3	$12.9		$68.7		$51.2
Less: gains on settled hedges included in nonoperating income (expense)	(1.8)	(0.1)		(3.4)		(1.0)

Adjusted fuel	18.5	12.8		65.3		50.2
Fuel gallons (000,000)	12.5	13.1		49.7		53.7

Economic fuel cost per gallon	148.0 ¢	97.7	¢	131.4	¢	93.5	¢

Mark-to-market gains (losses) included in non-operating income (expense) related to hedges that settle in future periods	$(2.8)	—		$6.8		—

Reconciliation to GAAP pre-tax income (loss):
Pre-tax income (loss) excluding impairment charge, government compensation and mark-to-market hedging gains	$1.8	$5.4		$13.7		$6.7
Less: impairment of aircraft and related spare parts	(0.6)	—		(3.4)		—
Add: government compensation	—	—		—		18.6
Add: mark-to-market hedging gains (losses) included in nonoperating income (expense)	(2.8)	—		6.8		—

Pre-tax income (loss) reported GAAP amounts	$(1.6)	$5.4		$17.1		$25.3

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. All statements in the following discussion which are not reports of historical information or descriptions of current accounting policies are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note. There can be no assurance that actual developments will be those anticipated by us. Actual results could differ materially from those projected as a result of a number of factors, some of which we cannot predict or control. For a discussion of our risk factors, see “Risk Factors,” beginning on page 41.

General
      Alaska and Horizon operate as airlines. However, their business plans, competition, and economic risks differ substantially. Alaska is a major airline serving primarily Alaska; the U.S. West Coast; five cities on the U.S. East Coast, Denver, Chicago; Vancouver and Calgary, Canada; and Mexico. It operates an all jet fleet and its average passenger trip is 996 miles. Horizon operates both as a regional airline serving primarily the Pacific Northwest, California, and Western Canada, and as a contract service provider to Frontier Airlines, operating as Frontier JetExpress out of Denver. Horizon operates both jet and turboprop aircraft, and its average passenger trip is 363 miles. As discussed in Note 1 to the Consolidated Financial Statements, beginning in 2004, Horizon began operating regional jet service branded as Frontier JetExpress under an agreement with Frontier Airlines, which is described in more detail below.

Year in Review and Current Events
      Overall, economic conditions in 2004 improved over 2003. The industry generally enjoyed increases in both passenger traffic and load factors, and Alaska and Horizon were no different — posting record monthly load factors for much of the year. However, ticket yields continued to remain under pressure in the wake of growth of low cost carriers such as Southwest and jetBlue and excess capacity in many markets. Fuel prices reached record highs during much of the year, although moderated somewhat in the fourth quarter, but are still materially above historical averages. These factors, coupled with the high cost structures of many major carriers, resulted in another year of significant losses for the industry.
      During 2004, the management team at Alaska was actively focused on cost reductions. Our stated goal for 2004 was to achieve a unit cost (excluding fuel and significant items) of 8.0 cents per available seat mile (ASM) and we achieved a full year unit cost excluding fuel and significant items of 7.92 cents per ASM.

Restructuring Charges
      During the third quarter of 2004, Alaska announced a management reorganization and the closure of its Oakland heavy maintenance base, contracting out of related heavy maintenance, contracting out of the Company’s Fleet Service, Ground Support Equipment and facility maintenance functions, maintenance shops and other initiatives. In total, we believe these restructuring activities will result in a reduction of approximately 900 employees when fully implemented in the first half of 2005. Severance and related costs associated with this restructuring are estimated at $53.4 million, of which $27.5 million was recorded during the third quarter of 2004 and $25.9 million was recorded in the fourth quarter. We expect savings from these job-related initiatives to be approximately $35 million per year when fully implemented.
      As part of our ongoing cost saving initiatives, we continue to look at all aspects of our business. In 2005, we may outsource other activities or initiate other restructuring activities which would result in further restructuring charges.

Labor Costs and Negotiations
      Alaska Airlines continues to pursue the restructuring of its labor agreements so that they are in line with what we believe to be the market. Our objectives as we restructure these agreements are to achieve market labor costs, productivity and employee benefit costs. Based on these three objectives, in 2003 Alaska targeted $112 million per year of labor savings. As a result of increases in our wage rates since that time, combined with labor cost decreases achieved by our competitors, we believe that our wages and benefits are now above market by approximately $125 million. Alaska believes that its pilot labor costs represent the majority of this amount. Despite ongoing negotiations in late 2003 and much of 2004, we were unable to reach a new agreement with the Air Line Pilots Association (ALPA) and have therefore submitted to binding arbitration, the decision of which will be effective in May 2005. The arbitration will cover wages plus five issues submitted by each of the Company and ALPA. The pilot labor contract contains market related standards for wages and benefits. Nevertheless, we cannot predict the outcome of this proceeding, particularly whether the arbitrator’s award will reflect cost savings in wage rates, productivity and benefits equal to what we consider to be the current excess over market.
      Reducing labor costs and finalizing the agreements with our labor groups is an important objective for 2005.

Mark-to-Market Fuel Hedging Gains
      Beginning in the second quarter of 2004, we lost the ability to defer, as a component of comprehensive income, recognition of any unrealized gain or loss on our fuel hedge contracts until the hedged fuel is consumed. We lost this ability because the price correlation between crude oil, the commodity we use to hedge, and West Coast jet fuel fell below required thresholds. For more discussion, see Note 10 to our consolidated financial statements.
      The implications of this change are twofold: First, our earnings are more volatile as we mark our entire hedge portfolio to market each quarter-end and report the gain or loss in other non-operating income or expense, even though the actual consumption will take place in a future period. Second, to a large extent, the impact of our fuel hedge program will not be reflected in fuel expense. For example, we recorded gains from settled fuel hedges totaling $45.2 million during 2004, but only $16.6 million of that gain is reflected as an offset to fuel expense with the balance reported in other non-operating income.
      We have provided information on mark-to-market gains or losses, as well as calculations of our economic fuel cost per gallon on pages 20 through 22.
      We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.

Impairment of 737-200C Aircraft
      In June 2004, the Company’s Board approved a plan to accelerate the retirement of its Boeing 737-200C fleet and remove those aircraft from service earlier than initially planned. In July 2004, the Company announced its plan to replace these aircraft by modifying five existing 737-400 aircraft and using other existing 737-400 aircraft for the remaining passenger capacity. At December 31, 2004 the planned modifications have been delayed. However, management currently believes that all 737-200s will still be retired by the end of 2007 as planned. The Company expects to replace the 737-400s with Boeing 737-800 aircraft in 2005 and 2006.
      As a result of this decision, the Company evaluated impairment as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and concluded that the carrying value of the 737-200C fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the second quarter of 2004, the Company recorded an impairment charge totaling $36.8 million (pre-tax) to write down the fleet to its estimated fair market value. In addition, we revised our estimates of the useful lives and residual values of the fleet and related spare equipment and will depreciate the remaining carrying values through 2007, when the last aircraft will be retired.

Navigation Fee Refund
      During the third quarter of 2004, we received a refund totaling $11 million (pre-tax) from the Mexican government related to navigation fees paid in 2002 and 2003. Approximately $7.7 million of the refund was recorded as a reduction to operating expenses and $3.3 million was recorded as non-operating income.

Frontier JetExpress
      On January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines. Service under this agreement became fully operational during the second quarter of 2004 and Horizon is currently operating nine regional jet aircraft under the Frontier JetExpress brand. Flying under this agreement represented 21.4% of Horizon’s 2004 capacity and 9.1% of passenger revenues. For the fourth quarter (which is more representative of ongoing operations), flying under this agreement represented 23.1% of Horizon’s fourth quarter capacity and 9.9% of passenger revenue.
      The arrangement with Frontier provides for reimbursement of costs plus a base mark-up and certain incentives. However, since Horizon is not responsible for many of the typical costs of operations such as fuel, landing fees, marketing costs and station labor and rents and combined with longer trip lengths, revenue per ASM, cost per ASM and cost per ASM excluding fuel for this flying is significantly lower than Horizon’s native network flying.

Other Events
      During the fourth quarter of 2004, Alaska entered into a 10 year “power-by-the-hour” engine maintenance agreement with a third party. Under terms of this arrangement, the third party will provide routine and major overhaul maintenance services on certain engines in our 737-400 fleet at an agreed upon rate per hour flown.
      During the fourth quarter, Alaska added a row of seats to its 737-400 fleet. This change will result in an increase of approximately 2.3% in available seat miles on an annualized basis. We expect this change will represent a significant portion of our capacity growth in 2005. In late 2004, we also announced that we would be installing winglets on our B737-700 aircraft.

Outlook
      For 2005, Alaska and Horizon expect capacity increases of approximately 3% and 12%, respectively. The expected capacity increase at Alaska is due largely to the annualization of the additional seats added to the B737-400 fleet and the addition of three B737-800s offset by the retirement of two B737-200s.
      Horizon’s expected capacity increase is due largely to the annualization of aircraft additions in the first half of 2004, the addition of one new CRJ-700, higher utilization resulting from the annualization of the contract flying for Frontier. In addition, Horizon will be adding a row of seats to the Q400 fleet increasing capacity from 70 to 74 seats. When complete, this will result in an increase of approximately 1.5% in available seat miles on an annualized basis.
RESULTS OF OPERATIONS

2004 Compared with 2003
      Our consolidated net loss for 2004 was $15.3 million, or $0.57 per share, versus net income of $13.5 million, or $0.51 per share, in 2003. The 2004 results include four significant items which impact the comparability to 2003. These items are discussed in the “Year in Review and Current Events” section beginning on page 29. Our 2003 results also include $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon, or a combined $44.3 million net of tax or $1.66 per share) received related to assistance from the government under the Emergency Wartime Supplemental Appropriations Act.
      Our consolidated operating loss for 2004 was $79.8 million compared to a loss of $17.5 million for 2003. Our consolidated pre-tax loss for 2004 was $20.6 million compared to pre-tax income of $29.0 million for

2003. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 18 and 19, respectively. On pages 20 through 22, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues
      Operating revenues increased $205.6 million, or 10.1%, during 2004 as compared to the same period in 2003. The increase in revenues resulted from an 11.5% increase in passenger traffic, offset by a 1.4% decline in ticket yields. For the year ended December 31, 2004, capacity increased 7.1% as compared to 2003. The capacity increases are primarily due to the annualization and expansion of our transcontinental flying, including service from Seattle to Chicago and Los Angeles to Reagan National in Washington D.C.. The traffic increase of 11.5% outpaced the capacity increase of 7.1%, resulting in an increase in load factor from 70.0% to 72.9%. The decline in yield per passenger mile was a result of continued industry-wide pricing pressure, particularly in the fourth quarter where yield declines were more substantial, dropping 5.8% compared to the fourth quarter of 2003. We expect that load factors will continue to be strong but that yields and passenger unit revenues will continue to decline on a year-over-year basis into the first half of 2005.
      Freight and mail revenues increased $9.1 million, or 11.8%, because of a new mail contract we have in the State of Alaska offset by lower freight revenues.
      Other-net revenues increased $13.3 million, or 12.1%, due largely to revenues received from an agreement with Pen Air to provide flight services to Dutch Harbor that began in January of 2004 and higher Mileage Plan revenues.

Alaska Airlines Expenses
      For the twelve months ended December 31, 2004, total operating expenses increased $271.6 million, or 13.3%, as compared to the same period in 2003. Operating expenses per ASM increased 5.8% from 9.84 cents in 2003 to 10.41 cents in 2004. The increase in operating expenses per ASM is due largely to significant increase in fuel costs, our restructuring charges, the impairment charge related to our Boeing 737-200 fleet, higher wages and benefits, contracted services costs and landing fees and other rental costs offset by declines in other selling expenses and commissions and the navigation fee recovery. Operating expense per ASM excluding fuel, the navigation fee recovery, restructuring and impairment charges decreased 5% to 7.92 cents per ASM compared to 8.34 cents per ASM in 2003. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $19.9 million, or 3%, during 2004. Approximately two thirds of the increase reflects higher pilot wages, substantially all of which is due to the 4% wage rate increase in May 2004 under the terms of our existing union contract . Wages were favorably impacted by the restructuring initiatives announced in August and September. During 2004, there were 9,968 FTEs, which is down by approximately 70 FTEs from 2003 on a 7.1% increase in capacity. Our current plan is for approximately 9,500 FTEs in 2005.

Benefits costs were favorably impacted by a $7.3 million reduction in workers compensation expense resulting from positive workers compensation claims experience at Alaska and a related reduction to ultimate loss estimates recorded in December totaling $6.6 million. In total, benefits costs were flat year over year.

Beginning in 2005, wages and benefits will include stock-based compensation associated with options granted to certain employees. Based on recent history, stock-based compensation expense associated with option grants is expected to be approximately $8 to $10 million per year (pre-tax). Since FAS 123R is effective for interim periods beginning after June 15, 2005 (our third quarter), we expect that only half that amount will be recorded in 2005.

•	Contracted services increased $14.9 million, or 18%, due largely to expenses associated with an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004, costs associated with a temporary charter contract we have for our new mail contract in Alaska and higher security costs, partially offset by $8.6 million from the recovery in 2004 of disputed Mexico navigation fees paid in 2002 and 2003.

•	Aircraft fuel increased $159.9 million, or 51%, due to a 43.9% increase in the GAAP fuel cost per gallon and a 5.2% increase in fuel gallons consumed. The increase in aircraft fuel expense is inclusive of $14.6 million of gains from settled hedges. During 2004, Alaska also realized $25.2 million of hedge gains which are recorded in other non-operating income. After including all hedge gains recorded during the year, our “economic” fuel expense increased $140.1 million, or 45.7%, over 2003. Our economic fuel cost per gallon increased 38.6% from 90.9 cents to 126.0 cents.

•	Aircraft maintenance decreased $7.6 million, or 5%, due largely to fewer engine overhauls during 2004 and a change in the mix of heavy maintenance versus routine maintenance.

We plan to change the accounting for engine and airframe overhauls at Alaska and Horizon, effective January 2005. Under the new method, we will charge the costs of these overhauls directly to expense, as opposed to our current practice of capitalizing and amortizing them. To effect this change, we will write off the unamortized portion of previously capitalized overhauls in January 2005 as a cumulative effect of an accounting change. We expect the one-time charge to be approximately $91 million, after tax.

•	Aircraft rent decreased $10.4 million, or 8%, due to lower rates on extended leases and fewer leased aircraft in 2004 compared to 2003.

•	Other selling expenses and commissions decreased $15.8 million, or 11%, due to a decline in the incentive payments made to Horizon offset by increases in booking fees, credit card fees, and commissions. Incentive payments to Horizon are eliminated in consolidation. In 2004, 38.0% of Air Group ticket sales were made through traditional travel agents, compared to 43.0% in 2003. In 2004, 30.4% of the ticket sales were made through Alaska’s Internet web site compared to 27.4% in 2003.

•	Depreciation and amortization increased $8.6 million, or 7%, reflecting accelerated depreciation on the planned retirement of the Boeing 737-200C fleet, an increase in depreciation resulting from one aircraft purchased in the last twelve months, and the full year depreciation on aircraft acquired in 2003, and additional provisions for inventory obsolescence.

•	Landing fees and other rentals increased $14.2 million, or 11%. The higher rates primarily reflect higher joint-use and exclusive rental fees at Seattle, Portland, Los Angeles and Oakland, combined with modest volume growth. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security due to unfunded government mandates.

•	Other expense increased $9.7 million, or 7%, primarily reflecting a $6.3 million increase in professional services costs, higher moving expenses associated with our restructuring initiatives, higher passenger remuneration costs, and supplies costs.

•	Restructuring charges totaled $53.4 million during 2004. This charge includes wages and other benefits that will be paid as a result of our restructuring initiatives announced in August and September of 2004. The following table reconciles the total charge to the remaining accrual on our balance sheet as of December 31, 2004 (in millions):

Severance and Related Costs
Balance at December 31, 2003	$—
Restructuring charges	53.4
Cash payments*	(14.7)

Balance at December 31, 2004	$38.7

*	The Company expects the majority of cash payments will be made during the first and second quarters of 2005.

Horizon Air Revenues
      For the year ended December 31, 2004, operating revenues increased $39.4 million, or 8.5% as compared to 2003. This increase is due largely to the increased traffic in our native network and our new contract flying for Frontier Airlines, which began January 1, 2004, partially offset by a decline in the incentive payments made by Alaska to Horizon. Incentive payments are eliminated in consolidation.
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
      For the twelve months ended December 31, 2004, capacity increased 20.9% and traffic was up 31.4%, compared to the same period in 2003. Contract flying with Frontier represented approximately 9.1% of passenger revenues and 21.4% of capacity, during 2004. Passenger load factor increased 5.4 percentage points to 69.3%. Passenger yield decreased 16.5% to 22.50 cents, reflecting the inclusion of the Frontier contract flying, the yield for which is significantly lower than native network flying, and a decline in incentive payments from Alaska for feed traffic. Contract revenue and higher yields in Horizon’s native network combined with the increases in traffic, resulted in an increase in passenger revenue of $42.5 million, or 9.6%.

Horizon Air Expenses
      Operating expenses increased $36.8 million, or 8.1%, as compared to the same period in 2003. Operating expenses per ASM including fuel and the impairment charge decreased 10.5% as compared to 2003. Operating expenses per ASM excluding fuel and the impairment charge decreased 14.1% as compared to the same period in 2003. Operating expenses in 2004 include $3.4 million related to an impairment charge on our held-for-sale F-28 aircraft and spare engines to lower the carrying value of these assets to their estimated fair value. Explanations of other significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $3.8 million, or 2%, reflecting an increase in the average number of employees, wages and payroll taxes, partially offset by favorable reductions of medical and workers compensation accruals.

•	Aircraft fuel increased $17.5 million, or 34%, due to a 45.0% increase in the GAAP fuel cost per gallon, partially offset by a 7.4% decrease in gallons consumed. The increase in aircraft fuel expense is inclusive of $2.0 million of gains from settled hedges. During the year, Horizon also realized $3.4 million of hedge gains which are recorded in other non-operating income. After including all hedge gains recorded during the year, our “economic” fuel expense increased $15.1 million, or 30.1%, over 2003. Our economic fuel cost per gallon increased 40.5% from 93.5 cents to 131.4 cents.

•	Aircraft maintenance expense increased $7.9 million, or 26%, primarily due to an increase in block hours, a higher number of routine maintenance activities and engine overhauls for the Q200 fleet and fewer aircraft covered by warranty. We expect aircraft maintenance expense to decline somewhat in 2005 based on the timing of expected maintenance activities.

•	Aircraft rent increased $2.9 million, or 4%, reflecting the annualization of aircraft added during 2003 and the addition of spare engines during 2004.

•	Landing fees and other rentals increased $2.9 million, or 8%. Higher landing fees are a result of higher rates associated with modest volume growth, an increase in airport fees and increased costs for security. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.
Consolidated Nonoperating Income (Expense)
      Net nonoperating income was $59.2 million in 2004 compared to $46.5 million in 2003. Interest income increased $11.7 million due to a larger marketable securities portfolio in 2004 combined with a correction of premium and discount amortization on our marketable securities portfolio in 2003. 2004 interest income also includes $3.3 million from the recovery in 2004 of disputed Mexico navigation fees paid in 2002 and 2003. Interest expense (net of capitalized interest) increased $4.7 million due to increases in debt balances as compared to 2003.
      Other-net includes $28.6 million and $6.4 million in gains from settled fuel hedging contracts in 2004 and 2003, respectively. In addition, other-net includes mark-to-market gains on unsettled hedge contracts of $56.9 million in 2004.
      The 2003 results include $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Emergency Wartime Supplemental Appropriations Act.

Consolidated Income Tax Benefit
      Our consolidated effective income tax benefit for 2004 was 25.7% compared to an effective income tax expense rate of 53.4% in 2003. Due to the magnitude of nondeductible expenses, such as employee per diem costs, relative to pre-tax profit or loss, a relatively small change in pre-tax results can cause a significant change in the effective tax rate.

2003 Compared with 2002
      Our consolidated net income for 2003 was $13.5 million, or $0.51 per share, compared with a net loss of $118.6 million, or $4.47 per share, in 2002. Our 2003 results include $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received related to assistance from the government under the Emergency Wartime Supplemental Appropriations Act. Our 2002 net loss includes $0.5 million received from the government and $51.4 million related to the write-off of goodwill in connection with the adoption of SFAS No. 142 (see discussion in Note 17 in the Notes to Consolidated Financial Statements). Excluding the government compensation received in 2003 and 2002 and the goodwill write-off in 2002, our net loss for 2003 was $30.8 million ($1.15 per share) compared to $67.5 million ($2.54 per share) for 2002.
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

Alaska Airlines Revenues
      Operating revenues increased $194.3 million, or 10.6%, during 2003 as compared to the same period in 2002, reflecting stronger summer demand and higher than expected fourth quarter traffic as compared to 2002. For the twelve months ended December 31, 2003, capacity increased 7.5% and traffic increased 10.4% as compared to the same period in 2002. The capacity increases are primarily due to the addition of service to new cities (Boston, Denver, Newark, Washington D.C., Orlando and Miami) and an increase in service in the Pacific Northwest, Mexico, and Canada markets, partially offset by lower capacity in the Bay Area, Arizona and Northern Alaska. During 2003, roughly 75% of our ASM growth came from expansion in the Transcontinental and Denver markets. Traffic increases primarily reflect service to new cities and traffic increases in the Pacific Northwest, Mexico and Nevada, partially offset by decreases in traffic in the Bay Area, Northern Alaska and Arizona. Higher traffic resulted in a $172.7 million, or 10.4%, increase in passenger revenues. Our passenger load factor increased 1.9 percentage points to 70.0% during 2003 as compared to 2002.
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

Alaska Airlines Expenses
      For the twelve months ended December 31, 2003, total operating expenses increased $136.1 million, or 7.1%, as compared to the same period in 2002. This increase is due largely to a 7.5% increase in ASMs combined with higher fuel, maintenance, wages and benefits costs and landing fees and other rentals. Operating expense per ASM decreased 0.3% as compared to the same period in 2002 from 9.87 cents to 9.84 cents. Operating expense per ASM excluding fuel decreased 2.1% as compared to the same period in 2002 from 8.52 cents to 8.34 cents. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $75.2 million, or 11%, during 2003 as compared to 2002. Approximately $52.8 million of this increase reflects higher benefit costs, mainly increases in pension costs of approximately $34.1 million and higher health insurance and workers’ compensation costs. The remaining $22.4 million increase reflects scale and step increases, partially offset by a 1.0% decrease in the number of full time equivalent employees.

•	Alaska recorded employee profit sharing of $2.9 million in 2003, which was paid in 2004. No profit sharing occurred in 2002.

•	Aircraft fuel increased $51.4 million, or 20%, due to a 14.8% increase in the fuel cost per gallon and a 4.3% increase in fuel gallons consumed. Air Group’s fuel hedging program resulted in Alaska recognizing a $19.6 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during 2003. At December 31, 2003, we had fuel hedge contracts in place to hedge 33%, 28% and 2% of our expected fuel usage in 2004, 2005 and 2006, respectively.

•	Aircraft maintenance increased $8.2 million, or 6%, due to increases in the number of outside airframe and engine checks and other outside repairs and additional depreciation that was recorded following our decision in the fourth quarter to retire three Boeing 737-200Cs in 2004.

•	Aircraft rent decreased $4.3 million, or 3%, due to new lease extensions at lower rates, partially offset by five new 737-700 leases.

•	Other selling expenses and commissions decreased $6.6 million, or 4%. This decrease was due principally to lower computer reservation system costs, the elimination of travel agency base commissions and lower Mileage Plan costs, partially offset by an increase in credit card commissions, advertising costs, and incentive payments made to Horizon. Incentive payments to Horizon are eliminated in consolidation at the Air Group level. In 2003, 43.0% of Air Group ticket sales were made through traditional travel agents, compared to 48.2% in 2002. In 2003, 27.4% of the ticket sales were made through Alaska’s Internet web site compared to 21.0% in 2002.

•	Depreciation and amortization increased $5.5 million, or 5% reflecting a year over year increase in the depreciable asset base and $0.7 million in accelerated depreciation on three 737-200s.

•	Landing fees and other rentals increased $17.3 million, or 16%. The higher rates reflect modest volume growth and an increase in airports’ cost of operations, including facility expansion initiatives, and increased security costs due to unfunded government mandates.

•	Other expense decreased $11.9 million, or 8%, primarily reflecting lower expenditures for insurance, supplies, communication services and property taxes, partially offset by increases in expenditures for professional services and per diems. Insurance expense decreases are a reflection of several factors including a $3.7 million insurance reimbursement received during the latter part of 2003 resulting from a clarification of liability related to Flight 261, lower cost coverage from a government aviation war risk

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

Horizon Air Expenses
      For the twelve months ending December 31, 2003, operating expenses increased $23.2 million, or 5.3%, as compared to the same period in 2002. This increase is due largely to a 5.8% increase in ASMs combined with higher wages and benefits, aircraft maintenance, landing fees and other rental costs. Operating expenses per ASM decreased 0.5% as compared to the same period in 2002 from 17.87 cents to 17.79 cents in 2003 and 2002, respectively. Operating expenses per ASM excluding fuel decreased 1.2% as compared to the same period in 2002 from 15.99 cents to 15.80 cents in 2003 and 2002, respectively. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $6.7 million, or 4%, during the twelve months ended December 31, 2003 as compared to 2002. Approximately $6.2 million of this increase reflects higher benefits, resulting primarily from increases in health insurance, workers’ compensation and profit sharing. The remaining increase reflects an increase in wages, partially offset by a 3.3% reduction in the number of employees.

•	Horizon recorded employee profit sharing of $0.8 million in 2003, which was paid in 2004. No profit sharing occurred in 2002.

•	Aircraft fuel increased $5.6 million, or 12%, due to a 13.9% increase in the cost per gallon of fuel, partially offset by a 1.5% decrease in gallons consumed. Air Group’s fuel hedging program resulted in Horizon recognizing a $3.4 million reduction in aircraft fuel expense for hedging gains realized on hedge positions settled during 2003.

•	Aircraft maintenance expense increased $5.3 million, or 21%, primarily due to maintenance on Q400 and CRJ-700 aircraft and a series of engine repairs on both aircraft types.

•	Aircraft rent increased $8.8 million, or 14%, due to the addition of two CRJ-700s and a short-term lease agreement for two Q400s as compared to 2002.

•	Other selling expenses and commissions decreased $4.5 million, or 15%, due primarily to the elimination of travel agent base commissions starting in June 2002, and the continuing shift to direct sales channels.

•	Landing fees and other rentals increased $7.3 million, or 23%. Higher landing fees are a result of higher rates associated with modest volume growth, an increase in airports’ cost of operations and increased costs for security. Horizon is also paying a larger portion of Air Group expenses at stations where Alaska and Horizon operate due to a 2003 revision of an intercompany expense sharing agreement with Alaska. These costs are eliminated in consolidation.

•	Other expense decreased $6.1 million, or 12%, primarily reflecting a decrease in insurance costs. Insurance expense decreases are a reflection of several factors including a $1.3 million insurance

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
      Other-net includes $8.1 million and $10.7 million in gains resulting from hedge ineffectiveness on fuel hedging contracts in 2003 and 2002, respectively. In 2003, we received an insurance recovery of $3.1 million in connection with legal fees associated with a U.S. Attorney investigation in Oakland. In 2002, we received a $1.4 million insurance recovery and a $0.9 million gain on conversion of Equant N.V. shares (a telecommunications network company owned by many airlines).

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

Mileage Plan
      Our Mileage Plan loyalty program awards miles to member passengers who fly on Alaska or Horizon and our travel partners. Additionally, we sell miles to third parties, such as our credit card partner, for cash. In either case, the outstanding miles may be redeemed for travel on Alaska, Horizon, or any of our alliance partners. As long as the Mileage Plan is in existence, we have an obligation to provide this future travel; therefore, for awards earned by passengers who fly on Alaska, Horizon or our travel partners, we recognize a liability and the corresponding selling expense for this future obligation. For miles sold to third parties, a majority of the sales proceeds are recorded as deferred revenue and recognized when the award transportation is provided. The deferred proceeds are recognized as passenger revenue when awards are issued and flown on Alaska or Horizon, and as other-net revenue for awards issued and flown on other airlines.
      At December 31, 2004, we had approximately 86 billion miles outstanding, resulting in an aggregate liability of $409.3 million. The liability is computed based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption impacts the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.
      1. The number of miles that will not be redeemed for travel:

Members may not reach the mileage threshold necessary for a free ticket and outstanding miles may not always be redeemed for travel. Therefore, based on the number of Mileage Plan accounts and the miles in the accounts, we estimate how many miles will never be used (“breakage”), and do not record a liability for those miles. Our estimates of breakage consider activity in our members accounts, account balances, and other factors. We believe our breakage assumptions are reasonable. A hypothetical 1.0% change in our estimate of breakage (currently 12% in the aggregate) has approximately a $4.5 million affect on the liability. However, actual breakage could differ significantly from our estimates given the dynamic nature of the program and our inability to predict our member’s future behavior.
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
      3. The costs which will be incurred to carry the passenger:

When the frequent flyer travels on his or her award ticket, incremental costs such as food, fuel and insurance are incurred to carry that passenger. We estimate what these costs (excluding any contribution to overhead and profit) will be and accrue a liability. If the passenger travels on another airline on an award ticket, we often must pay the other airline for carrying the passenger. The other airline costs are based on negotiated agreements and are often substantially higher than the costs we would incur to carry that passenger. We estimate how much we will pay to other airlines for future travel awards based on historical redemptions and settlements with other carriers and accrue a liability accordingly. The costs actually incurred by us or paid to other airlines may be higher or lower than the costs that were estimated and accrued, and therefore we may need to adjust our liability and recognize a corresponding expense.
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
      5. The rate at which we defer sales proceeds from sold miles:

We defer an amount that represents our estimate of the value of a free travel award. As fare levels change, our deferral rate changes, which may result in more or less recognition of cash proceeds in any given quarter.
      We review all Mileage Plan estimates each quarter, and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

Pension Plans
      We account for the defined benefit pension plans using SFAS No. 87, “Employer’s Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plans of $78.3 million, $73.5 million and $40.0 million in 2004, 2003 and 2002, respectively.
      The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. At December 31, 2004, the fair value of our pension plan assets totaled $607.0 million. We anticipate making a cash contribution of approximately $58 million during 2005.
      Pension expense increases as the expected rate of return on pension plan assets decreases. At December 31, 2004, we estimate that the pension plan assets will generate a long-term rate of return of 8.0%. This rate is equal to the assumed rate of 8.0% used at December 31, 2003, and was developed by evaluating input from consultants and economists as well as long-term inflation assumptions. We regularly review the actual asset allocation and periodically rebalance investments as considered appropriate. This expected long-term rate of return on plan assets at December 31, 2004 is based on an allocation of U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2005 pension expense by approximately $3.1 million.
      Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.75% and 6.00% at December 31, 2004 and 2003, respectively. The discount rate is determined based on the current rates earned on high quality long-term bonds. Decreasing the discount rate by 0.5% (from 5.75% to 5.25%) would increase our accumulated benefit obligation at December 31, 2004 by approximately $52.0 million and increase estimated 2005 pension expense by approximately $8.7 million.
      The defined benefit plan for management personnel was closed to new entrants in 2003. We are working to restructure the defined benefits plans for other labor groups. Any such change could impact future pension expense and pension liabilities.
      Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict what these factors will be in the future.

Long-lived Assets
      As of December 31, 2004, we had approximately $1.9 billion of property and equipment and related assets. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.
      In 2002, 2003 and 2004, due to volatile economic conditions and indications of declining aircraft market values, we evaluated whether the book value of our aircraft was impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment was necessary based on the results of the evaluations except as related to the B737-200C fleet and Horizon’s idle Fokker F-28 aircraft and spare engines as described above. See page 24.
      There is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Workers Compensation and Employee Health Care Accruals
      The Company uses a combination of insurance and self-insurance mechanisms to provide for workers’ compensation claims and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Restructuring accruals
      During the third quarter of 2004, Alaska announced a management reorganization and the closure of its Oakland maintenance base, contracting out of the related heavy maintenance, contracting out of the Company’s Fleet Service Ground, Support Equipment and facility maintenance functions and other initiatives. Total severance and related costs associated with this restructuring are estimated at $53.4 million. Our severance package offered to impacted employees included cash payments based on years of service and one year of medical coverage after severance date. Since Alaska self-insures for employee medical coverage, we estimated the projected claims cost for affected employees and recorded a corresponding accrual. Actual experience will likely differ from the estimate if employees accept positions with other employers and no longer need the coverage provided by Alaska or simply submit claims during the one year period that are higher or lower than our estimate. We expect to adjust this accrual quarterly throughout 2005.

Realizability of Deferred Tax Assets
      The Company has a net deferred tax liability of $98.9 million at December 31, 2004, which includes gross deferred tax assets of $396.1 million offset by a gross deferred tax liability of $495.0 million. In accordance with SFAS No. 109, “Accounting for Income Taxes.”, we have evaluated whether it is more likely than not that the deferred tax asset will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would be realizable and thus no valuation allowance has been recorded as of December 31, 2004. Our conclusion is based on the expected future reversals of existing taxable temporary differences and does not rely on future taxable income. Should we incur additional losses in the future, our ability to realize the net operating loss carryforwards may be subject to greater uncertainty. We will continue to reassess the need for a valuation allowance during each future reporting period.

Liquidity and Capital Resources
      The table below presents the major indicators of financial condition and liquidity.

	December 31,	December 31,
	2004	2003	Change

	(In millions, except per share and debt-to-
	capital amounts)
Cash and marketable securities	$873.9	$812.3	$61.6
Working capital	285.0	130.9	154.1
Long-term debt and capital lease obligations	989.6	906.9	82.7
Shareholders’ equity	664.8	674.2	(9.4)
Book value per common share	$24.51	$25.19	$(0.68)
Long-term debt-to-capital	60%:40%	57%:43%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	78%:22%	77%:23%	NA

      During the year ended December 31, 2004, our cash and marketable securities increased $61.6 million to $873.9 million. This increase reflects cash provided by operating activities of $334.0 million, offset by cash used in financing activities of $106.9 million, cash used for property and equipment additions of $167.5 million and net purchases of marketable securities of $204.5 million.

Cash Provided by Operating Activities
      During 2004, net cash provided by operating activities was $334.0 million, compared to $355.2 million during 2003. Operating cash inflows in 2003 included $71.4 million of government compensation, whereas cash inflows in 2004 included $42.7 million of cash received from a tax refund.

Cash Used in Investing Activities
      Cash used in investing activities was $365.7 million during 2004, compared to $638.1 million in 2003. We had net purchases of $204.5 million of marketable securities and $167.5 million for property and equipment. During 2004, our aircraft related capital expenditures decreased $188.6 million as compared to 2003, reflecting a reduction in spending for new aircraft and capitalized overhauls. Beginning January 1, 2005, we will have no capital expenditures related to overhauls as those maintenance activities will be expensed as incurred under our maintenance accounting policy that will be adopted on that date.

Cash Provided by (Used in) Financing Activities
      Net cash used in financing activities was $106.9 million during 2004 compared to net cash provided by financing activities of $206.8 million during 2003. Debt issuances during 2004 of $94.6 million were secured by flight equipment. These debt issuances have interest rates that vary with the London Interbank Offered Rate (LIBOR) and payment terms ranging from 12 to 16 years. Debt issuances during the period were offset by normal long-term debt payments of $59.9 million and full repayment of our credit facility of $150 million. In 2003, we completed the private placement of $150 million of floating rate senior convertible notes.
      We plan to meet our capital and operating commitments through cash flow from operations and cash and marketable securities on hand at December 31, 2004 totaling $873.9 million. We also have restricted cash of $12.6 million, which is intended to collateralize interest payments due in the next two years on our $150 million floating rate senior convertible notes due 2023 issued in 2003.

Bank Line of Credit Facility
      During 2004, Alaska paid off its $150 million credit facility and, on December  23, 2004, that facility expired. Management is currently negotiating a replacement facility and expects to close the new facility during the first quarter of 2005, although there can be no assurance that this can be accomplished on terms acceptable to us.
      The $150 million credit facility that expired in December 2004 contained contractual restrictions, required maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on investments, lease obligations, sales of assets, and additional indebtedness. Such provisions also limited the amount of funds Alaska Airlines can distribute via dividend to Alaska Air Group. The notes did not restrict the ability of our subsidiaries to enter into additional agreements limiting or prohibiting the distribution of earnings, loans or other payments to Alaska Air Group. As noted above, we are currently negotiating with a replacement facility and hope to have that agreement completed by the end of the first quarter. We expect that the new line of credit facility will be at least as restrictive as the prior credit facility.

Convertible Notes
      In 2003, Alaska Air Group completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023 pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from the offering were $144.9 million, of which $22.3 million was used to acquire U.S. government securities to fund the first three years of interest payments. In 2003, we made a capital contribution to Alaska Airlines of the remaining net proceeds from the sale of the notes. Alaska Airlines has used the remaining proceeds from the notes for working capital requirements and expects in the future to continue to use these remaining proceeds for working capital requirements as well as other general corporate purposes. Although we have not yet determined how each payment of principal or interest due will be funded in the future, we anticipate that these payments will be funded either by dividends, distributions, loans, advances or other payments from our subsidiaries or through new borrowings or financings by Alaska Air Group. Any such payments by our subsidiaries to Air Group could be subject to statutory or contractual restrictions.
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

Supplemental Disclosure of Noncash Investing and Financing Activities
      During 2004, Horizon financed three Bombardier Q400s under long-term debt arrangements totaling $44.7 million. These debt arrangements have a 15-year term and interest rates that vary with LIBOR. Two of the aircraft were originally leased in January 2004 and were treated as capital leases at that time. The resulting re-financing transactions did not result in any gain or loss in the consolidated statements of operations.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments
      At December 31, 2004, we had firm orders for 12 aircraft requiring aggregate payments of approximately $291.1 million, as set forth below. In addition, Alaska had options to acquire 26 additional B737’s, and Horizon had options to acquire 15 Q400’s and 25 CRJ 700’s. Alaska and Horizon expect to finance the firm orders and to the extent exercised, the option aircraft with leases, long-term debt or internally generated cash. One B737-800 was delivered in February 2005, and two others are expected in March and July of 2005. We have secured lease financing for the March delivery. We purchased the B737-800 aircraft delivered in February 2005 with cash on hand at the time, and expect to do the same for the July delivery. We expect to finance the CRJ700 delivered in 2005 with debt financing.
      The following table summarizes aircraft purchase commitments and payments by year, as of December 31, 2004:

	Delivery Period — Firm Orders

						Beyond
Aircraft	2005	2006	2007	2008	2009	2009	Total

Boeing 737-800	3	—	—	—	—	—	3
Bombardier CRJ700	1	2	2	2	2	—	9

Total	4	2	2	2	2	—	12

Payments (Millions)	$94.8	$50.9	$51.6	$53.0	$40.8	$—	$291.1

      In February 2005, we converted options to acquire three B737-800 aircraft into firm orders to be delivered in 2006. This results in additional purchase commitments which have been excluded from the table above.

Contractual Obligations
      The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2004. This table excludes contributions to our various pension plans, which we expect to be approximately $60 million to $75 million per year through 2008.

						Beyond
	2005	2006	2007	2008	2009	2009*	Total

	(In millions)
Current and long-term debt and capital lease obligations	$53.4	$57.1	$60.1	$63.2	$67.0	$742.2	$1,043.0
Operating lease commitments	286.5	222.0	196.2	190.6	175.2	940.0	2,010.5
Aircraft purchase commitments(3)	94.8	50.9	51.6	53.0	40.8	—	291.1
Interest obligations(1)	54.4	52.4	49.3	47.4	42.3	211.8	457.6
Other purchase obligations(2)	28.8	29.1	29.4	29.7	30.0	154.5	301.5

Total	$517.9	$411.5	$386.6	$383.9	$355.3	$2,048.5	$4,103.7

*	Includes $150 million related to the Company’s senior convertible notes due in 2023. Holders of these Notes may require the Company to purchase all or a portion of their Notes, for a purchase price equal to principal plus accrued interest, on the 5th, 10th, and 15th anniversaries of the issuance of the Notes, or upon the occurrence of a change in control or tax event, as defined in the agreement. See Note 4 in the consolidated financial statements.

(1)	For variable rate debt, future obligations are shown above using interest rates in effect as of December 31, 2004.

(2)	Includes obligations under our long-term power-by-the-hour maintenance agreement.

(3)	Excludes three B737-800 aircraft to be delivered in 2006. In February 2005, options for three were converted to firm orders, resulting in additional purchase obligations.

New Accounting Standards
      In March 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-01-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized. At December 31, 2004, available-for-sale investments in the Company’s marketable securities portfolio had unrealized losses totaling $4.0 million which are recorded in Other Accumulated Comprehensive Income. Management does not believe that the securities with unrealized losses as of December 31, 2004 meet the criteria for recognizing the loss under existing other-than-temporary guidance.
      During the fourth quarter of 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payments: An Amendment of FASB No. 123 and 95”. The new standard requires companies to recognize in the income statement the grant date fair value of stock options and other equity based compensation issued to employees. This new standard will apply to both stock options that we grant to employees and our Employee Stock Purchase Plan, which features a look-back provision and allows employees to purchase stock at a discount in excess of 5%. Our options are typically granted with graded vesting provisions, and we intend to amortize compensation cost over the service period using the straight line method. This new statement is effective for interim or annual periods beginning after June 15, 2005 (our third quarter of 2005). We intend to use the “modified prospective method” upon adoption whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123R but prospective amounts are recognized in the income statement instead of simply being disclosed. Our stock based compensation expense, as measured under SFAS 123, approximates $8 to $10 million per year on a pre-tax basis.
      During the third quarter of 2004, the Emerging Issues Task Force (EITF) affirmed its tentative conclusion reached in July of 2004 on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted EPS” (EITF 04-08). EITF 04-08 requires companies to include certain contingently convertible securities in the calculation of diluted EPS to the extent the inclusion of the shares would not be anti-dilutive beginning in the fourth quarter of 2004. Because the Company’s convertible notes fall under the scope of EITF 04-08 , the Company expects to report a lower diluted EPS to the extent the convertible notes are not anti-dilutive. Retroactive application of EITF 04-08 is required and our quarterly data in Item 8 has been revised accordingly. The notes were anti-dilutive for the fourth quarter and full year of 2004.
      The following example illustrates the application of this consensus on the third quarter of 2004:

	As
	Originally	Change under
	Presented	EITF 04-08

Net income	$74.0	$74.0
Interest on convertible bonds, net of tax	—	1.0

Adjusted net income	$74.0	$75.0
Weighted average shares outstanding	26.862	26.862
Assumed exercise of stock options	.070	.070
Assumed conversion of convertible bonds	—	5.769

Diluted EPS shares	26.932	32.631

Earnings per share	$2.75	$2.29

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

      FIN 46 was applicable to financial statements of companies that have interests in “special purpose entities”, as defined, during the year ended 2003.
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
      Effect of Inflation — Inflation and price changes other than for aircraft fuel do not have a significant effect on our operating revenues, operating expenses and operating income.

RISK FACTORS
      Our operations and financial results are subject to various uncertainties, such as global and industry instability, intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions. If any of the following occurs, our business, financial condition and results of operations could suffer. In such case, the trading price of our common stock could also decline.

The airline industry is highly competitive and subject to rapid change. We may be unable to compete effectively against other airlines with greater financial resources or lower operating costs, or to adjust rapidly enough in the event the basis of competition in our markets changes.
      The airline industry is highly competitive as to fares, flight frequency, frequent flyer benefits, routes and service. The industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. We currently compete with one or more other airlines on substantially all of our routes. Many of these airlines are larger and have significantly greater financial resources and name recognition or lower operating costs than our company. Others are operating under bankruptcy court protection and run lower costs more quickly than we can. Some of these competitors have chosen from time to time to add service, reduce their fares, or both, in our markets. We may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve.
      Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles and Anchorage. Significant portions of our flights occur to and from our Seattle hub. In 2004, this traffic to and from Seattle accounted for 63% of total traffic. We believe that concentrating our service offerings in this way allows us to maximize our investment in personnel, aircraft and ground operations, as well as to gain greater advantage from sales and marketing efforts in these regions. As a result, we remain highly dependent upon our key markets. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in our key markets, such as adverse changes in local economic conditions, negative public perception of a key market and significant price increases linked to increases in airport access costs and fees imposed on passengers. An increase in competition in our key markets could also cause us to reduce fares or take other competitive measures that harm our operating results.
      Many airlines, including ours, have code share and frequent flyer marketing alliances with other airlines. Internet distribution arrangements either in conjunction with other airlines or with independent travel websites have become an important means for selling airline travel. Any consolidation or significant alliance activity within the airline industry, or our loss of key alliance or distribution relationships, could result in our competitors having access to increased route networks and resources, which, in turn, would increase the risks of competition described above.
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
      Fuel costs constitute a significant portion of our total operating expenses, comprising 19% of total operating expenses for the year ended December 31, 2004. Significant increases in fuel costs during 2004 have negatively impacted our results of operations. Further increases would harm our financial condition and results of operations. We estimate that during the year ended December 31, 2004 and during the year ended December 31, 2003 a one-cent increase in the price per gallon of fuel would have increased our fuel expenses by $4.0 million and $3.9 million, respectively. Average economic fuel prices (which include the benefits of our hedging program) during 2004 were 35.3 cents higher than in 2003. Total fuel costs, net of the benefit received from fuel hedges settled during the period were $177.4 million higher in 2004 compared to 2003.

      Historically, fuel costs have been unpredictable and subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, higher fuel prices or the curtailment of scheduled service could result. Some of our competitors may have more leverage in obtaining fuel. We may be unable to offset increases in the price of fuel through higher fares. We utilize our fuel hedges as a form of insurance against significant increases in fuel prices. To hedge our exposure to fuel price fluctuations, we began purchasing hedging instruments, primarily instruments that cap the price paid. At December 31, 2004, we had fuel hedge contracts in place to hedge 50% of our anticipated fuel consumption in 2005 and 35% and 9% of our anticipated fuel consumption in 2006 and 2007, respectively. Even with hedges, we are substantially exposed to increases in jet fuel costs.

If we are unable to meet our cost reduction goals, our results of operations and financial condition may suffer.
      We, along with other airlines, have announced aggressive cost reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while at the same time achieving acceptable profit margins and return on capital. We believe having a lower cost structure better positions us to be able to grow our business and take advantage of market opportunities.
      We have implemented initiatives that we believe will reduce our annual operating costs by approximately $185 million and seek additional savings of approximately $155 million, the majority of which is being sought from our labor groups and, to a lesser extent, additional cost reductions in ticket distribution, maintenance, and other costs. We hope to achieve labor savings through a combination of market-based wage adjustments, a common health and retirement benefits package for every work group, and work rule changes focusing on greater efficiency in operations. We cannot be certain that we will be able to implement changes in our operations sufficient to generate this level of additional targeted savings, or that if such changes are implemented, that forecasted savings will be achieved. In the event that we are unable to achieve our cost reduction goals, or our efforts prove less successful than those of our competitors, our results of operations will likely be below our own expectations and may be below those of outside financial analysts, and our financial condition may be harmed.

Many of our employees are covered by collective bargaining agreements. A failure to negotiate new agreements, or to do so on terms competitive with the labor costs and practices of our competitors, could disrupt our business and increase our costs.
      As of December 31, 2004, labor unions represented 83% of Alaska’s and 45% of Horizon’s employees. Labor costs generally are a significant component of our total expenses, comprising approximately 35% of our total operating expenses in 2004. Each of our different employee groups has separate collective bargaining agreements, and may make demands that would increase our operating expenses and adversely affect our profitability.
      At December 31, 2004 we were in contract talks with most labor groups and had submitted to binding arbitration with the Airline Pilots Association (ALPA). The degree to which we meet our overall labor savings goals will be determined to a large extent by the results of the pilot arbitration.
      The pilot contract provides that, if an agreement on the entire contract was not reached by December 15, 2004, ten contract issues plus wage rates would be submitted to an interest arbitrator. Issues submitted generally relate to pension plans, medical insurance, profit sharing, code sharing and work rules. The parties did not reach an agreement, and the issues have been submitted to binding arbitration in March 2005 with a decision to be effective in May 2005. The pilot labor contract contains market related standards for wages and non-wage issues.
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
      We believe that airline traffic, including business traffic, is particularly sensitive to changes in economic growth and expectations. Weak economic growth in 2001 through the first half of 2003, low ticket yields, and escalating fuel prices contributed to much of the airline industry suffering significant losses from 2001 through 2004. Currently, US Airways, United Airlines and ATA Airlines, as well as other carriers, operate under bankruptcy protection. Because airlines operating under bankruptcy protection receive increased flexibility to reduce their costs by voiding contracts and renegotiating existing business obligations, current and future airline bankruptcies could have a substantial impact on industry competition. In the event airlines who have received bankruptcy protection choose to apply some or all of the cost savings they obtain toward reduced fares, bankruptcy by airlines who compete with us may cause us to reduce our fares and result in a substantial reduction in revenue and operating margin. Continued weakness in the airline industry may also result in additional industry consolidation, greater reliance on industry alliances, such as code sharing and frequent flyer reciprocity arrangements, and increased price competition among existing carriers, each of which could dramatically alter the competitive environment in the markets we serve and harm our operating results. Continued weak economic performance in the airline industry may also result in a further reduction in our credit rating and make it more difficult for us to raise capital on economical terms. Any general reduction in airline passenger traffic as a result of a soft economy would harm our business.

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

Increases in government taxes and fees could reduce demand for air travel and harm our business
      Airlines pay or are responsible for collecting a number of different taxes and fees including, but not limited to, fuel taxes, airport facility charges, immigration fees, security fees, excise taxes on ticket sales, and fuel taxes. Recently, the United States Department of Homeland Security proposed raising the aviation security fee from $2.50 per one-way segment to $5.50 per one-way segment.
      We believe the demand for air travel is highly sensitive to fare levels. Although law makers may impose additional fees and view them as “pass through costs”, we believe that a higher total ticket price in the eyes of the consumer will influence their purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business.
      Moreover, we believe that the impact of higher fees is proportionally greater for low fare carriers, carriers with a high percentage of leisure travelers, and carriers that fly relatively short segments. Because Alaska carriers many leisure travels and Horizon flies many short haul segments, we believe higher security fees and (other fee increases generally) could negatively impact Air Group more than some of our competitors.

The September 11, 2001 terrorist attacks negatively impacted our industry and our business and further threatened or actual terrorist attacks, or other hostilities involving the U.S., may significantly harm our industry and our business in the future.
      The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry, including our company. Because a substantial portion of our costs are fixed in the short-term, we were unable to offset the reduction in customer demand through cost savings, and operating results were harmed to a proportionately greater degree. Additional terrorist attacks, the fear of such attacks or other hostilities involving the U.S. could have a further significant negative impact on the airline industry, including us, and could:

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

Our insurance costs have increased as a result of the September 11, 2001 terrorist attacks, and further increases in insurance costs would harm our business, financial condition and results of operations.
      Following the September 11, 2001 terrorist attacks, aviation insurers dramatically increased airline insurance premiums and significantly reduced the maximum amount of insurance available to airlines for third-party claims resulting from acts of terrorism, war or similar events to $50 million per event and in the aggregate. In light of this development, under the Air Transportation Safety and Stabilization Act, the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act of 2005, the government is currently offering domestic airlines either (i) third-party liability war risk coverage above $50 million, or (ii) in lieu of commercial war risk insurance, full hull, comprehensive and third-party liability war risk coverage. This coverage provides for the same limits of hull and comprehensive insurance and twice the limits of third-party liability insurance carried by the airline on September 11, 2001.
      Aviation insurers could increase their premiums even further in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull, comprehensive and third-party war risk insurance provided by the government is mandated through August 31, 2005. While the government may extend the deadline for when it will stop providing such coverage, we cannot be certain that any extension will occur, or if it does, how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government. Significant increases in insurance premiums would adversely impact our business, financial condition and results of operations.

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
      An accident or incident involving one of our aircraft could involve a significant loss of life and result in a loss of faith in our airlines by the flying public. In addition, we could experience significant potential claims from injured passengers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. Although we believe that we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve one of our airlines, could cause a public perception that our airlines or the equipment they fly is less safe or reliable than other transportation alternatives, which would harm our business.

Our operations are often affected by factors beyond our control, including traffic congestion at airports, weather conditions and increased security measures, any of which could harm our financial condition and results of operations.
      Like other airlines, our operations are subject to delays caused by factors beyond our control, including air traffic congestion at airports, adverse weather conditions and increased security measures. Delays frustrate passengers, reduce aircraft utilization and increase costs, all of which in turn affect our profitability. During periods of fog, snow, rain, freezing rain, storms or other adverse weather conditions, flights may be canceled or significantly delayed. Due to our geographic area of operations, we believe a significant portion of our operation is more susceptible to adverse weather conditions than many of our competitors. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our financial condition and results of operations.

If Alaska fails to comply with financial covenants, some of its financing agreements may be terminated.
      Alaska is required to comply with specific financial covenants in certain agreements. Although our $150 million revolving credit facility expired in December 2004, we are currently negotiating a replacement facility. We expect this facility to have covenants that are as restrictive, if not more, than those in our recently expired agreement. We cannot ensure that Alaska will be able to comply with these covenants or provisions or that these requirements will not limit our ability to finance our future operations or capital needs. Alaska’s inability to comply with the required financial maintenance covenants or provisions could result in default under these financing agreements and could result in a cross default under Alaska’s other financing agreements. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the agreements could be declared to be immediately due and payable. If Alaska did not have sufficient available cash to pay all amounts that became due and payable, Air Group or Alaska would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all. If such financing were not available, Alaska would have to sell assets in order to obtain the funds required to make accelerated payments or risk its aircraft becoming subject to repossession, which could harm our business.

Our business could be harmed if we are unable to attract and retain qualified personnel at reasonable costs.
      Our business is labor intensive, with labor costs representing approximately 35% of our operating expenses for the year ended December 31, 2004. We expect salaries, wages and benefits to increase on a gross basis and that these costs could increase as a percentage of our overall costs, which could harm our business. We compete against the major U.S. airlines for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, or if we lose the services of key personnel we may be unable to grow or sustain our business and our operating results and business prospects could be harmed. We may also have difficulty replacing management or other key personnel who leave and, therefore, the loss of any of these individuals could harm our business.

We rely on third-party vendors for certain critical activities
      We have historically relied on outside vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, ground handling, fueling, catering, computer reservation system hosting and software maintenance. As part of its cost control efforts, the reliance on outside vendors will increase. In September 2004, Alaska Airlines announced that it was sub-contracting the remaining heavy aircraft maintenance that it was then performing to outside vendors. In addition, Alaska retained outside suppliers for fleet service and facilities maintenance. In January 2005, Alaska signed an agreement with a vendor for ground handling services at Seattle in the event that it does not reach an agreement with the IAM representing its ramp employees.
      Our increased use of outside vendors increases our exposure to several risks. In the event that one or more vendors goes into bankruptcy, ceases operation or fails to perform as promised, replacement services may not be readily available at competitive rates, or at all. Vendor bankruptcies, unionization, regulatory compliance issues or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force Alaska to renegotiate existing agreements on less favorable terms. These events could result in disruptions in Alaska’s operations or increases in its cost structure.

We have incurred operating losses in each year since 2000 and may incur substantial operating losses in the future. In addition, our quarterly results can fluctuate substantially.
      For the year ended December 31, 2004, Air Group incurred an operating loss of $79.8 million. Prior to that, we incurred operating losses of $17.5 million and $93.2 million for the years ended December 31, 2003 and 2002, respectively. The inability to achieve or sustain profitability may hinder our ability to honor our existing obligations as they become due, to obtain future equity or debt financing or to do so on economical terms, and to sustain and expand our business.
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
      We have and will continue to have for the foreseeable future a significant amount of indebtedness. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues results in a disproportionately greater decrease in earnings. As of December 31, 2004, we had approximately $1,043.0 million of indebtedness outstanding, approximately $892.5 million of which was secured by flight equipment and real property.
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

Horizon’s results are partly dependent on Frontier JetExpress, which is dependent on Frontier Airlines.
      Horizon operates regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines that began in January 2004. Currently, that flying represents approximately 23% of Horizon’s total capacity and 9.9% of Horizon’s passenger revenue. Under the arrangement, Frontier Airlines pays Horizon the expected costs of providing the service plus a base markup. If Frontier were to have financial difficulties and find it necessary to terminate the agreement, we would have significant excess capacity that we would have to deploy elsewhere. There can be no assurance that this excess capacity could be deployed in profitable markets and our unit operating costs would likely increase.

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

Fuel Hedging
      We purchase jet fuel at prevailing market prices, and seek to manage the risk of price fluctuations through execution of a documented hedging strategy. We utilize derivative financial instruments as hedges to decrease our exposure to the volatility of jet fuel prices. We believe there is risk in not hedging against the possibility of fuel price increases. At December 31, 2004, we had fuel hedge contracts in place to hedge 207.3 million gallons of our expected jet fuel usage during 2005, 148.8 million gallons in 2006 and 38.6 million gallons in 2007. This represents 50%, 35% and 9% of our anticipated fuel consumption in 2005, 2006 and 2007, respectively. Prices of these agreements range from $28.81 to $42.65 per crude oil barrel. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2004 would impact hedging positions by approximately $20.0 million.
      As of December 31, 2004 and 2003, the fair values of our fuel hedge positions were $96.0 million and $18.4 million, respectively. Of these amounts, $65.7 million of the 2004 fair value amounts and $12.0 million of the 2003 fair value amounts were included in prepaid expenses and other current assets in the consolidated balance sheets based on settlement dates for the underlying contracts. The remaining $30.3 million 2004 fair value and $6.4 million 2003 fair value is reflected in other assets in the consolidated balance sheets.
      Please refer to Item 6 on pages 20 through 22, as well as to Note 10 in the consolidated financial statements, for company specific data on the results of our fuel hedging program.

Financial Market Risk
      We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable rates, which have exposure to changes in interest rates. A hypothetical 10% change in the average interest rates incurred on variable rate debt during 2004 would correspondingly change our net earnings and cash flows associated with these items by approximately $4.3 million.
      We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2004, interest income would increase by approximately 20 basis points.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

	2004	2003	2004	2003	2004	2003	2004	2003

	(In millions, except per share)
Operating revenues	$598.0	$518.7	$698.3	$610.6	$764.9	$702.2	$656.3	$613.3
Operating income (loss)	(58.5)	(78.6)	(20.6)	0.6	56.8	76.7	(57.5)	(16.2)
Net income (loss)	(42.7)	(56.3)	(1.7)	45.2	74.0	40.7	(44.9)	(16.1)
Basic earnings (loss) per share:
Net income (loss)	(1.59)	(2.12)	(0.06)	1.70	2.75	1.53	(1.66)	(0.60)
Diluted earnings (loss) per share(a):
Net income (loss)	(1.59)	(2.12)	(0.06)	1.42	2.29	1.27	(1.66)	(0.60)

(a)	Diluted pre-tax earnings per share for the second and third quarter of 2003 and the third quarter of 2004 have been revised to reflect the application of EITF 04-08 “The Effect of Contingently Convertible Debt on Diluted EPS”. Under this EITF consensus, contingently convertible shares must be included in the calculation of earnings per share to the extent they are not anti-dilutive. Retroactive application was required.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      On August 10, 2004 , Alaska Air Group, Inc. (Air Group) determined for itself and on behalf of its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), to dismiss its independent auditors, Deloitte & Touche LLP (Deloitte) and to select KPMG LLP (KPMG) to serve as its new independent auditors for the year ending December 31, 2004. The dismissal of Deloitte and engagement of KPMG was approved by Air Group’s Audit Committee. On August 10, 2004, Deloitte was notified of their dismissal.
      Deloitte’s report on Air Group’s financial statements for each of the years ended December 31, 2003, and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except the report contained an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.
      There were no disagreements with KPMG LLP or Deloitte & Touche LLP on accounting or financial disclosure matters during 2004.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
      As of December 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.
      Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.
      We made no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2004, that our certifying officers concluded materially affected, or are reasonably likely to materially effect, our internal control over financial reporting, except with respect to our Mileage Plan deferred revenue calculation as described in the next paragraph.
      In December 2004, we discovered a clerical error in our calculation of deferred Mileage Plan revenue that existed at September 30, 2004. As a result, we revised our third quarter and year to date condensed consolidated financial statements to adjust for this item. In response to this finding, management has taken appropriate steps to strengthen preventive and detective internal controls over the Mileage Plan deferred revenue calculation.
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

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      See “Election of Directors,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on May 17, 2005. See “Executive Officers of the Registrant” in Part I following Item 4 for information relating to executive officers.

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
      See “Executive Compensation,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on May 17, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on May 17, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      See “Certain Relationships and Related Transactions,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on May 17, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      See “Principal Accountant Fees and Services,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on May 17, 2005.

PART IV

ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Page(s)

(a) Consolidated Financial Statements:
Selected Quarterly Consolidated Financial Information (Unaudited)
Consolidated Balance Sheets as of December 31, 2004 and 2003	54-55
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	56
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002	57-58
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	59
Notes to Consolidated Financial Statements	60-85
Reports of Independent Registered Public Accounting Firms	86-89
Consolidated Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2004, 2003 and 2002	90
See Exhibit Index on page 91.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ William S. Ayer

William S. Ayer,
Chairman and Chief Executive Officer
Date: February 22, 2004
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 22, 2004 on behalf of the registrant and in the capacities indicated.

/s/ William S. Ayer William S. Ayer	Chairman, President, Chief Executive Officer and Director

/s/ Bradley D. Tilden Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Brandon S. Pedersen Brandon S. Pedersen	Staff Vice President/Finance and Controller (Principal Accounting Officer)

/s/ Patricia M. Bedient Patricia M. Bedient	Director

/s/ Phyllis J. Campbell Phyllis J. Campbell	Director

/s/ Mark R. Hamilton Mark R. Hamilton	Director

/s/ Bruce R. Kennedy Bruce R. Kennedy	Director

/s/ Jessie J. Knight Jr. Jessie J. Knight Jr.	Director

/s/ R. Marc Langland R. Marc Langland	Director

/s/ Dennis F. Madsen Dennis F. Madsen	Director

/s/ Byron I. Mallott Byron I. Mallott	Director

/s/ John V. Rindlaub John V. Rindlaub	Director

/s/ J. Kenneth Thompson J. Kenneth Thompson	Director

/s/ Richard A. Wien Richard A. Wien	Director

CONSOLIDATED BALANCE SHEETS
Alaska Air Group, Inc.

As of December 31	2004	2003

	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$54.3	$192.9
Marketable securities	819.6	619.4
Receivables — less allowance for doubtful accounts (2004 — $3.0; 2003 — $1.7)	99.4	120.7
Inventories and supplies — net	42.0	45.8
Deferred income taxes	74.7	90.6
Prepaid expenses and other current assets	152.3	78.9

Total Current Assets	1,242.3	1,148.3

Property and Equipment
Flight equipment	2,294.3	2,327.6
Other property and equipment	471.8	464.2
Deposits for future flight equipment	67.1	78.1

	2,833.2	2,869.9
Less accumulated depreciation and amortization	924.9	920.7

Total Property and Equipment — Net	1,908.3	1,949.2

Intangible Assets	38.6	45.6

Other Assets	145.8	116.1

Total Assets	$3,335.0	$3,259.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS — (Continued)
Alaska Air Group, Inc.

As of December 31	2004	2003

	(In millions except
	share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$143.8	$132.9
Accrued aircraft rent	75.3	75.6
Accrued wages, vacation and payroll taxes	133.0	92.7
Other accrued liabilities	301.6	271.8
Air traffic liability	250.2	237.7
Current portion of long-term debt and capital lease obligations	53.4	206.7

Total Current Liabilities	957.3	1,017.4

Long-Term Debt and Capital Lease Obligations, Net of Current	989.6	906.9

Other Liabilities and Credits
Deferred income taxes	173.6	192.0
Deferred revenue	304.7	252.4
Other liabilities	245.0	216.3

	723.3	660.7

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2004 — 29,777,388 shares
2003 — 29,474,919 shares	29.8	29.5
Capital in excess of par value	496.5	486.3
Treasury stock (common), at cost: 2004 — 2,651,368 shares
2003 — 2,712,979 shares	(60.5)	(61.9)
Deferred stock-based compensation	(3.4)	—
Accumulated other comprehensive loss	(81.6)	(79.0)
Retained earnings	284.0	299.3

	664.8	674.2

Total Liabilities and Shareholders’ Equity	$3,335.0	$3,259.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Alaska Air Group, Inc.

Year Ended December 31	2004	2003	2002

	(In millions except per share
	amounts)
Operating Revenues
Passenger	$2,494.6	$2,243.0	$2,037.7
Freight and mail	90.3	82.3	77.1
Other — net	138.9	119.5	109.3

Total Operating Revenues	2,723.8	2,444.8	2,224.1

Operating Expenses
Wages and benefits	965.9	937.9	858.1
Employee profit sharing	1.6	3.7	—
Contracted services	108.4	100.1	93.0
Aircraft fuel	540.7	363.3	306.3
Aircraft maintenance	184.1	183.8	170.2
Aircraft rent	187.4	194.9	190.4
Food and beverage service	51.9	61.0	66.2
Other selling expenses and commissions	144.9	133.2	159.9
Depreciation and amortization	142.6	133.0	132.5
Loss on sale of assets	1.0	2.2	0.1
Landing fees and other rentals	185.1	164.9	140.3
Other	196.4	184.3	200.3
Restructuring charges	53.4	—	—
Impairment of aircraft and spare engines	40.2	—	—

Total Operating Expenses	2,803.6	2,462.3	2,317.3

Operating Loss	(79.8)	(17.5)	(93.2)

Nonoperating Income (Expense)
Interest income	24.5	12.8	21.2
Interest expense	(51.9)	(47.8)	(46.3)
Interest capitalized	1.7	2.3	2.7
U.S. government compensation	—	71.4	0.5
Other — net, including fuel hedging gains	84.9	7.8	13.3

	59.2	46.5	(8.6)

Income (loss) before income tax and accounting change	(20.6)	29.0	(101.8)
Income tax expense (benefit)	(5.3)	15.5	(34.6)

Income (loss) before accounting change	(15.3)	13.5	(67.2)
Cumulative effect of accounting change	—	—	(51.4)

Net Income (Loss)	$(15.3)	$13.5	$(118.6)

Basic Earnings (Loss) Per Share:
Loss before accounting change	$(0.57)	$0.51	$(2.53)
Cumulative effect of accounting change	—	—	(1.94)

Net Earnings (Loss) Per Share	$(0.57)	$0.51	$(4.47)

Diluted Earnings (Loss) Per Share:
Loss before accounting change	$(0.57)	$0.51	$(2.53)
Cumulative effect of accounting change	—	—	(1.94)

Net Earnings (Loss) Per Share	$(0.57)	$0.51	$(4.47)

Shares used for computation:
Basic	26.859	26.648	26.546
Diluted	26.859	26.730	26.546
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Alaska Air Group, Inc.

						Accumulated
	Common		Capital in	Treasury	Deferred	Other
	Shares	Common	Excess of	Stock,	Stock-Based	Comprehensive	Retained
	Outstanding	Stock	Par Value	at Cost	Compensation	Loss	Earnings	Total

				(In millions)
Balances at December 31, 2001	26.528	29.3	482.6	(62.5)	—	(2.5)	404.4	851.3

2002 net loss							(118.6)	(118.6)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.4 tax benefit						(0.7)		(0.7)

Related to marketable securities:
Change in fair value						(0.4)
Reclassification to earnings						0.6
Income tax effect						(0.1)

						0.1		0.1

Related to fuel hedges:
Change in fair value						28.2
Reclassification to earnings						(12.1)
Income tax effect						(6.0)

						10.1		10.1

Minimum pension liability adjustment net of $52.5 tax benefit						(87.2)		(87.2)

Total comprehensive loss								(196.3)
Treasury stock sales	0.005	—	—					—
Stock issued for employee stock purchase plan	0.024		0.3					0.3
Stock issued under stock plans	0.016		0.4					0.4

Balances at December 31, 2002	26.573	$29.3	$483.3	$(62.5)	$0.0	$(80.2)	$285.8	$655.7

2003 net income							13.5	13.5
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.0 tax benefit						(2.0)		(2.0)

Related to marketable securities:
Change in fair value						(1.2)
Reclassification to earnings						(0.1)
Income tax effect						0.5

						(0.8)		(0.8)

Related to fuel hedges:
Change in fair value						27.4
Reclassification to earnings						(29.4)
Income tax effect						0.8

						(1.2)		(1.2)

Minimum pension liability adjustment net of $3.3 tax expense						5.2		5.2

Total comprehensive income								14.7
Treasury stock sales	0.024	—		0.6				0.6
Stock issued for employee stock purchase plan	0.135	0.1	2.3					2.4
Stock issued under stock plans, including $0.1 tax benefit	0.030	0.1	0.7					0.8

Balances at December 31, 2003	26.762	$29.5	$486.3	$(61.9)	$0.0	$(79.0)	$299.3	$674.2

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)
Alaska Air Group, Inc.

						Accumulated
	Common		Capital in	Treasury	Deferred	Other
	Shares	Common	Excess of	Stock,	Stock-Based	Comprehensive	Retained
	Outstanding	Stock	Par Value	at Cost	Compensation	Loss	Earnings	Total

				(In millions)

2004 net loss							(15.3)	(15.3)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.0 tax expense						1.5		1.5

Related to marketable securities:
Change in fair value						(5.2)
Reclassification to earnings						0.9
Income tax effect						1.6

						(2.7)		(2.7)

Related to fuel hedges:
Change in fair value						17.9
Reclassification to earnings						(16.5)
Income tax effect						(0.5)

						0.9		0.9

Minimum pension liability adjustment net of $1.2 tax benefit						(2.3)		(2.3)

Total comprehensive loss								(17.9)
Stock-based compensation			3.5		(3.5)			0.0
Amortization of deferred stock-based compensation			—		0.1			0.1
Treasury stock sales	0.062	—	—	1.4				1.4
Stock issued for employee stock purchase plan	0.137	0.1	2.4	—				2.5
Stock issued under stock plans, including $0.6 tax benefit	0.165	0.2	4.3	—				4.5

Balances at December 31, 2004	27.126	$29.8	$496.5	$(60.5)	$(3.4)	$(81.6)	$284.0	$664.8

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Alaska Air Group, Inc.

Year Ended December 31	2004	2003	2002

	(In millions)
Cash flows from operating activities:
Net income (loss)	$(15.3)	$13.5	$(118.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	51.4
Impairment of aircraft and spare engines	40.2	—	—
Depreciation and amortization	142.6	133.0	132.5
Amortization of airframe and engine overhauls	62.6	69.2	62.2
Stock-based compensation	0.1	—	—
Changes in derivative fair values	(55.4)	2.1	(6.0)
Loss on sale of assets	1.0	2.2	0.1
Changes in deferred income taxes	(2.5)	4.4	30.7
(Increase) decrease in accounts receivable — net	21.3	4.8	(44.4)
(Increase) decrease in other current assets	(21.0)	0.1	(26.0)
Increase (decrease) in air traffic liability	12.5	26.1	(5.6)
Increase (decrease) in other current liabilities	81.0	55.2	(7.5)
Increase in deferred revenue and other-net	66.9	44.6	55.7

Net cash provided by operating activities	334.0	355.2	124.5

Cash flows from investing activities:
Proceeds from disposition of assets	12.4	3.4	3.6
Purchases of marketable securities	(961.3)	(942.9)	(630.8)
Sales and maturities of marketable securities	756.8	689.0	433.9
Property and equipment additions:
Aircraft purchase deposits	(15.6)	(38.7)	(36.1)
Capitalized overhauls	(63.8)	(75.2)	(65.3)
Aircraft	(45.2)	(196.5)	(40.6)
Other flight equipment	(26.9)	(25.6)	(16.4)
Other property	(35.2)	(33.2)	(42.5)
Aircraft deposits returned	19.2	15.1	46.5
Restricted deposits and other	(6.1)	(33.5)	(13.7)

Net cash used in investing activities	(365.7)	(638.1)	(361.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	94.6	274.4	58.0
Long-term debt and capital lease payments	(209.9)	(71.3)	(43.8)
Proceeds from issuance of common stock	8.4	3.7	0.9

Net cash provided by (used in) financing activities	(106.9)	206.8	15.1

Net change in cash and cash equivalents	(138.6)	(76.1)	(221.8)
Cash and cash equivalents at beginning of year	192.9	269.0	490.8

Cash and cash equivalents at end of year	$54.3	$192.9	$269.0

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$49.7	$40.4	$44.7
Income taxes	(39.8)	(0.4)	(22.8)
Noncash investing and financing activities:
Assets acquired under long-term debt	$44.7	—	—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alaska Air Group, Inc.
December 31, 2004

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

Nature of Operations
      Alaska and Horizon operate as airlines. However, their business plans, competition, and economic risks differ substantially. Alaska is a major airline serving primarily Alaska; the U.S. West Coast; Chicago, Denver, five cities on the U.S. East Coast; Vancouver, Canada; and Mexico. It operates an all jet fleet and its average passenger trip is 996 miles. Horizon is a regional airline serving primarily the Pacific Northwest, Northern California, and Western Canada. It operates both jet and turboprop aircraft, and its average passenger trip is 363 miles.
      On January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines. Service under this agreement became fully operational during the second quarter of 2004 and Horizon is currently operating nine regional jet aircraft under the Frontier JetExpress brand. Flying under this agreement represented 21.4% of Horizon’s 2004 capacity and 9.1% of passenger revenues.
      The Company’s operations and financial results are subject to various uncertainties, such as industry instability, general economic conditions, intense competition and the actions of competing airlines, volatile fuel prices, a largely unionized work force at Alaska, the need to finance large capital expenditures, government regulation, and potential aircraft incidents.
      The airlines are characterized by high fixed costs. Small fluctuations in load factors and yield can have a significant impact on operating results. The Company has reported a consolidated net operating loss each year since 2001 and is working to reduce unit costs to better compete with carriers that have lower cost structures.
      Substantially all of Alaska’s and Horizon’s sales occur in the United States. See Note 12 for operating segment information.

Cash and Cash Equivalents
      Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative cash balance, which is reported as a current liability. The amount of the negative cash balance was $29.1 million and $27.7 million at December 31, 2004 and 2003, respectively, and is included in accounts payable.

Receivables
      Receivables consist primarily of airline traffic (including credit card) receivables, amounts from customers, mileage plan partners, government tax authorities, and other miscellaneous amounts due to the Company, and are net of an allowance for doubtful accounts of $3.0 million at December 31, 2004 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
$1.7 million at December 31, 2003. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Inventories and Supplies — net
      Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies-net. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated disposal dates and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $18.9 million and $18.0 million at December 31, 2004 and 2003, respectively. Inventory and supplies-net also includes fuel inventory of $4.1 million and $2.9 million at December 31, 2004 and 2003, respectively. Repairable and Rotable aircraft parts inventory are included in flight equipment.

Property, Equipment and Depreciation
      Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:

Aircraft and related flight equipment:
Boeing 737-200C	through 2007	*
Boeing 737-400/700/900	20 years
Boeing MD-80	20 years
Bombardier Q400	15 years
Bombardier Dash 8 (Rotable spares only)	10 years
Bombardier CRJ 700 (Rotable spares only)	10 years
Buildings	10-30 years
Capitalized leases and
leasehold improvements	Term of lease
Other equipment	3-15 years

*	As a result of our announced intent to retire the B737-200C fleet, all aircraft and related flight equipment are being depreciated through 2007.
      Flight equipment includes repairable inventory parts, net of an obsolescence allowance. As of December 31, 2004 and 2003, this allowance totaled $18.4 million and $17.3 million, respectively.
      Routine maintenance and repairs are expensed when incurred. The costs of major airframe and engine overhauls are capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. However, effective January 1, 2005, the Company plans to change the way it accounts for airframe and engine overhauls. Under the new policy, those activities will be expensed as incurred. This change will result in a cumulative impact of accounting change totaling approximately $91 million, after tax, in the first quarter of 2005. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Assets and related obligations for items financed under capital leases are initially recorded at an amount equal to the present value of the future minimum lease payments.
      The Company evaluates long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the total carrying amount of an asset or asset group may not be recoverable. The Company groups assets for purposes of such reviews at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of other groups of assets and liabilities. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
or asset group and its eventual disposition are less than its carrying amount. If the asset or asset group is not considered recoverable, a write-down equal to the excess of the carrying amount over the fair value will be recorded.

Internally-Used Software Costs
      The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal use software. The Company capitalized software development costs of $6.8 million, $3.2 million and $6.9 million during the years ended December 31, 2004, 2003, and 2002, respectively.

Workers Compensation and Employee Health Care Accruals
      The Company uses a combination of insurance and self-insurance mechanisms to provide for workers’ compensation claims and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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
      As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $6.9 million and $14.2 million as of December 31, 2004 and December 31, 2003, respectively.

Revenue Recognition
      Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of the Company’s historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed. Historically, any such adjustments have not been significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
      Freight and mail revenues are recognized when service is provided. Other-net revenues are primarily related to the Mileage Plan and they are recognized as described in the “Frequent Flyer Awards” paragraph below.

Frequent Flyer Awards
      Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska and through airline partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. Alaska also sells mileage credits to non-airline partners such as hotels, car rental agencies, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers the portion of the sales proceeds that represents the estimated fair value of the award transportation and recognizes that amount as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards redeemed on Alaska or Horizon, and as other-net revenue for awards redeemed on other airlines. Alaska’s Mileage Plan deferred revenue and liabilities are included under the following balance sheet captions at December 31 (in millions):

Balance Sheet Captions	2004	2003

Current Liabilities:
Other accrued liabilities	$136.6	$112.9
Other Liabilities and Credits:
Deferred revenue	252.9	204.5
Other liabilities	19.8	18.6

Total	$409.3	$336.0

      The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, including $25.0 million and $19.5 million at December 31, 2004 and 2003, respectively, associated with mileage plan awards issued but not yet flown.

Contracted Services
      Contracted services includes expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Other Selling Expenses and Commissions
      Other selling expenses and commissions include credit card commissions, global distribution systems charges, Mileage Plan free travel awards, advertising, promotional costs, commissions and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $16.7 million in both 2004 and 2003 and $17.0 million in 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.

Income Taxes
      The Company uses the asset and liability approach for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Stock Options
      The Company applies the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options. See Note 6 for more information.
      The following table represents the pro forma net income (loss) before accounting change and pro forma earnings (loss) per share (EPS) had compensation cost for the Company’s stock options been determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123. In accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and then amortized ratably over the vesting period. The following assumptions were used for grants in 2004, 2003, and 2002, respectively: dividend yield of 0% for all years; volatility of 37%, 43%, and 49%; risk-free interest rates of 3.43%, 2.97%, and 3.82%; and expected lives of 5 years for all years. Using these assumptions, the weighted average fair value of options granted was $11.73, $8.96, and $13.43 in 2004, 2003, and 2002, respectively.

	2004	2003	2002

Income (loss) before accounting change (in millions):
As reported	$(15.3)	$13.5	$(67.2)
Deduct: Total stock-based compensation expense determined under fair value — based methods for all awards, net of related tax	(4.5)	(6.0)	(5.8)

Pro forma net income (loss) before accounting change	$(19.8)	$7.5	$(73.0)

Net income (loss) as reported	$(15.3)	$13.5	$(118.6)
Deduct: Total stock-based compensation expense determined under fair value — based methods for all awards, net of related tax	(4.5)	(6.0)	(5.8)

Pro forma net income (loss)	$(19.8)	$7.5	$(124.4)

Basic and Diluted EPS before accounting change:
As reported	$(0.57)	$0.51	$(2.53)
Pro forma	(0.74)	0.28	(2.75)
Basic and Diluted EPS:
As reported	$(0.57)	$0.51	$(4.47)
Pro forma	(0.74)	0.28	(4.69)

      During the fourth quarter of 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payments: An Amendment of FASB No. 123 and 95”. The new standard requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This new standard will apply to both stock options that the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
grants to employees and to the Company’s Employee Stock Purchase Plan, which features a look-back provision and allows employees to purchase stock at a discount in excess of 5%. The Company’s options are typically granted with graded vesting provisions, and the Company intends to amortize compensation cost over the service period using the straight-line method. This new statement is effective for interim or annual periods beginning after June  15, 2005 (the Company’s third quarter of 2005). The Company intends to use the “modified prospective method” upon adoption whereby unvested equity awards are accounted for in accordance with SFAS 123 but amounts are recognized in the income statement instead. The Company’s stock based compensation expense, as measured under SFAS 123, approximates $8 to $10 million per year on a pre-tax basis.

New Accounting Standards
      During the third quarter of 2004, the Emerging Issues Task Force (EITF) affirmed its tentative conclusion reached in July of 2004 on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted EPS” (EITF 04-08). EITF 04-08 requires companies to include certain contingently convertible securities in the calculation of diluted EPS to the extent the inclusion of the shares would not be anti-dilutive beginning in the fourth quarter of 2004. Because the Company’s convertible notes fall under the scope of EITF 04-08, the Company expects to report a lower diluted EPS to the extent the convertible notes are not anti-dilutive. The notes were anti-dilutive for the full year of 2004 and the full year of 2003.
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
      FIN 46 is applicable to financial statements of companies that have interests in “special purpose entities”, as defined, beginning with the year ended 2003.
      The Company is the lessee in a series of operating leases covering our leased aircraft. In many instances, the lessors are trusts established by a third party specifically to purchase, finance and lease aircraft to the Company. These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation requirements of FIN 46 because the Company is not the primary beneficiary of the entity’s expected gains or losses. The Company’s conclusions are based on the fact that the leasing arrangements involved contain terms which are consistent with market terms at the inception of the lease and do not include residual value guarantees made by the Company, fixed-price purchase obligations or similar features that obligate the Company to absorb the majority of expected losses of the variable interest entities. The Company’s maximum exposure under these types of lease arrangements is the remaining lease payments,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
which are reflected in future lease commitments in Note 5 (plus the cost, if any, of bringing the equipment into compliance with the physical condition required for return).
      As discussed in “Property, Equipment and Depreciation,” the Company currently capitalizes costs related to major airframe and engine overhauls and amortizes those costs to maintenance expense over the shorter of the life of the overhaul or the remaining lease term.

Fourth Quarter Adjustments
      Operating loss for the three months ended December 31, 2004 includes the following items:

•	A charge of $25.9 million related to our restructuring initiatives announced earlier in 2004. The total charge for 2004 was $53.4 million.

•	A $23.1 million mark-to-market loss on fuel hedges related to future fuel consumption. For the year ended December 31, 2004, total mark-to-market gain related to future hedges was $56.9 million (pre-tax).

•	An impairment charge of $0.6 million related to Horizon’s retired F-28 fleet.
      Operating loss for the three months and year ended December 31, 2003 includes adjustments to increase operating expenses by $2.8 million (pre-tax) related to prior years. Operating loss for the three months ended December 31, 2003 also includes adjustments to increase operating expenses by $1.8 million (pre-tax) and increase operating revenues by $6.3 million (pre-tax), both related to previous quarters in 2003. Management does not believe that these amounts are material to the periods affected.

Note 2.	Marketable Securities
      At December 31, 2004 and 2003 all of the Company’s marketable securities were classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated Other Comprehensive Loss”. Realized gains and losses are included in other nonoperating income (expense) in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on marketable securities are included in interest income in the consolidated statements of operations.
      Marketable securities consisted of the following at December 31 (in millions):

	2004	2003

Cost:
U.S. government securities	$294.4	$184.9
Asset backed obligations	271.6	161.0
Other corporate obligations	257.6	273.1

	$823.6	$619.0

Fair value:
U.S. government securities	$294.0	$184.5
Asset backed obligations	269.8	161.6
Other corporate obligations	255.8	273.3

	$819.6	$619.4

      At December 31, 2004 and 2003, gross unrealized gains and losses were not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
      Of the marketable securities on hand at December 31, 2004, 39% mature in 2005, 46% in 2006, and 15% thereafter.

	2004	2003	2002

Proceeds from sales and maturities	$756.8	$689.0	$433.9
Gross realized gains	0.2	0.9	1.3
Gross realized losses	1.6	1.0	1.7

Note 3.	Detail of Other Financial Statement Captions

Other Assets
      Other assets consisted of the following at December 31 (in millions):

	2004	2003

Restricted deposits (primarily restricted investments)	$84.2	$70.8
Derivative financial instruments (fuel hedges)	30.3	6.4
Deferred costs and other	27.7	27.7
Restricted cash for senior convertible notes	3.6	11.2

	$145.8	$116.1

      At December 31, 2004, the Company had $84.2 million in restricted deposits, which were primarily restricted investments used to guarantee various letters of credit and workers compensation self insurance programs. The restricted investments consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates market. Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

Accumulated Other Comprehensive Loss
      Accumulated other comprehensive loss consisted of the following at December 31 (in millions, net of tax):

	2004	2003

Unrealized gains on unsettled fuel hedges	(8.4)	(7.6)
Unrealized loss (gain) on marketable securities considered available-for-sale	2.5	(0.2)
Additional minimum liability adjustment related to pension plans	87.5	86.8

	$81.6	$79.0

Other-net Nonoperating Income
      Other — net consisted of the following at December 31 (in millions):

	2004	2003	2002

Mark-to-market fuel hedging gains related to hedges for future purchases	$56.9	$—	$—
Gains from hedges settled during the period	28.6	6.4	—
Other	(0.6)	1.4	13.3

	$84.9	$7.8	$13.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.

Note 4.	Long-term Debt and Capital Lease Obligations
      At December 31, 2004 and 2003, long-term debt and capital lease obligations were as follows (in millions):

	2004	2003

Fixed rate notes payable due through 2015	$361.3	$382.6
Variable rate notes payable due through 2018	531.2	572.5
Senior convertible notes due through 2023	150.0	150.0

Long-term debt	1,042.5	1,105.1
Capital lease obligations	0.5	8.5
Less current portion	(53.4)	(206.7)

	$989.6	$906.9

*	The weighted average fixed interest rate was 7.3% during 2004 and 7.4% during 2003. The weighted average variable interest rate was 3.2% during 2004 and 2.5% during 2003.
      At December 31, 2004, borrowings of $892.5 million were secured by flight equipment and real property.
      At December 31, 2004, long-term debt principal payments for the next five years were as follows (in millions):

2005	$53.4
2006	57.1
2007	60.1
2008	63.2
2009	67.0
Thereafter	742.2

Total principal payments	$1,043.0

      During 2004, Alaska issued $94.6 million of debt secured by flight equipment, having interest rates that vary with LIBOR and payment terms ranging from 12 to 16 years. Debt issuances during the period were offset by normal long-term debt payments of $59.9 million and full repayment of the Company’s credit facility of $150.0 million.
      During 2004, Horizon financed three Bombardier Q400s under long-term debt arrangements totaling $44.7 million. These debt arrangements have a 15-year term and interest rates that vary with LIBOR. Two of the aircraft were originally leased in January 2004 and were treated as capital leases at that time. The resulting re-financing transactions did not result in any gain or loss in the consolidated statements of operations.
      On March 21, 2003, the Company completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023 (the Notes). The Notes bear interest for the first five years from date of issuance at a variable interest rate of 3-month LIBOR plus 2.5% (5.06% at December 31, 2004). This interest is paid quarterly in arrears. Thereafter, the Notes will cease bearing cash interest and instead, the principal value of the Notes will increase daily by the unpaid interest, which will be calculated at LIBOR plus 2.5%, up to a maximum of 5.25%.
      The Notes are convertible into shares of the Company’s common stock at the option of the holder at a price equal to the original or variable principal, divided by 38.4615. At date of issuance, the conversion price was equal to $26.00 per share, which would result in an additional 5,769,000 shares of common stock. Holders

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
may not surrender the notes for conversion into shares of the Company’s common stock (or cash, at the election of the Company) unless the closing sale price of the Company’s common stock exceeds 110% of the accreted conversion price under the Notes for 20 days in the 30 trading-day period ending on the last day of the fiscal quarter. Upon conversion, the Company may deliver, in lieu of common stock, cash or a combination of cash and common stock. The Company may redeem all or a portion of the Notes in cash or common stock or a combination of cash and common stock at any time on or after the third anniversary of the issuance of the Notes. In addition, holders may require the Company to purchase all or a portion of their Notes on the 5th, 10th and 15th anniversaries of the issuance of the Notes or upon the occurrence of a change of control or tax event at principal plus accrued interest.
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
      During 2003, the Company made a capital contribution to Alaska Airlines of the remaining net proceeds from the sale of the notes. Alaska Airlines expects to use the remaining proceeds from the notes for working capital requirements and expects in the future to continue to use these remaining proceeds for working capital requirements such as fuel, rent, maintenance or payroll costs as well as other general corporate purposes, which would include the acquisition of aircraft and other capital assets, repayment of debt, or maintenance of desired cash balances as well as other general corporate purposes. Although the Company has not yet determined how each payment of principal or interest due will be funded in the future, the Company anticipates that these payments will be funded either by dividends, distributions, loans, advances or other payments from our subsidiaries or through new borrowings or financings by Alaska Air Group. Any such payments by the Company’s subsidiaries could be subject to statutory or contractual restrictions.

Bank Line of Credit
      The Company had a $150 million credit facility that expired in December 2004. This facility contained contractual restrictions required maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on investments, lease obligations, sales of assets, and additional indebtedness. Such provisions also limited the amount of funds Alaska Airlines can distribute via dividend to Alaska Air Group. The notes did not restrict the ability of the Company’s subsidiaries to enter into additional agreements limiting or prohibiting the distribution of earnings, loans or other payments to Alaska Air Group. The Company is currently negotiating a replacement facility and hopes to have that agreement completed by the end of the first quarter, although there can be no assurance that this can be accomplished on acceptable terms to the Company. The Company expects that the new line of credit facility will be at least as restrictive as the prior credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
      Certain Alaska loan agreements contain provisions that require maintenance of specified financial covenants. At December 31, 2004, the Company was in compliance with all loan provisions.

Note 5.	Commitments

Lease Commitments
      At December 31, 2004, the Company had lease contracts for 110 aircraft that have remaining noncancelable lease terms of one to 16 years. The majority of airport and terminal facilities are also leased. Total rent expense was $309.6 million, $288.1 million and $274.1 million, in 2004, 2003, and 2002, respectively.
      Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2004 are shown below (in millions):

	Operating	Leases	Capital
	Aircraft	Facilities	Leases

2005	$200.1	$86.4	$0.2
2006	197.6	24.4	0.2
2007	180.1	16.1	0.2
2008	176.4	14.2	—
2009	162.7	12.5	—
Thereafter	823.6	116.4	—

Total lease payments	$1,740.5	$270.0	$0.6
Less amount representing interest			(0.1)

Present value of capital lease payments			$0.5

Aircraft Commitments
      At December 31, 2004, the Company had firm purchase commitments for 12 aircraft requiring aggregate payments of approximately $291.1 million. In addition, Alaska had options to acquire 26 additional B737’s, and Horizon had options to acquire 15 Q400’s and 25 CRJ 700’s. Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft with leases, long-term debt or internally generated cash.
      In February 2005, the Company converted options to acquire three B737-800 aircraft into firm orders to be delivered in 2006. This results in additional purchase commitments.

Note 6.	Stock Plans
      The Company has awards outstanding under a number of long-term incentive equity plans, one of which continues to provide for the grant of stock options to purchase Air Group common stock at market prices on the date of the grant to directors, officers and employees of Air Group and its subsidiaries. Under the various plans, options for 4,562,950 shares have been granted and, at December 31, 2004, 1,729,415 shares were available for grant. Under all plans, the stock options granted have terms of up to ten years. Substantially all grantees are 25% vested after one year, 50% after two years, 75% after three years, and 100% after four years.
      The Company follows the intrinsic value method prescribed by APB Opinion No. 25 and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for these plans as the exercise price of options equals the fair market value on date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
      Changes in the number of shares subject to options, with their weighted average exercise prices, are summarized below:

		Price
	Shares	per Share

Outstanding, Dec. 31, 2001	2,901,612	31.96
Granted	388,300	28.52
Exercised	(16,700)	20.20
Canceled	(20,900)	27.67

Outstanding, Dec. 31, 2002	3,252,312	$31.64
Granted	560,600	19.60
Exercised	(48,000)	21.79
Canceled	(75,975)	25.63

Outstanding, Dec. 31, 2003	3,688,937	$30.01
Granted	307,250	26.23
Exercised	(221,723)	22.70
Canceled	(100,600)	29.19

Outstanding, Dec. 31, 2004	3,673,864	$30.12

Exercisable at year-end
December 31, 2002	1,615,887	33.95
December 31, 2003	2,274,587	33.02
December 31, 2004	2,560,648	32.45
      The following table summarizes stock options outstanding and exercisable at December 31, 2004 with their weighted average exercise prices and remaining contractual lives:

Range of	Remaining		Price
Exercise Prices	Life (Years)	Shares	per Share

Outstanding:
$11 to $17	2.0	27,850	$15.62
$18 to $22	7.3	484,827	19.34
$23 to $28	7.1	1,160,875	26.14
$29 to $34	5.7	1,183,525	31.16
$35 to $40	3.9	562,687	38.27
$41 to $51	2.8	244,100	47.14
$52 to $57	3.2	10,000	57.31

$11 to $57	5.9	3,673,864	$30.12

Range of		Price
Exercise Prices	Shares	per Share

Exercisable:
$11 to $17	24,025	$15.57
$18 to $22	115,327	20.04
$23 to $28	607,575	25.90
$29 to $34	996,934	31.15
$35 to $40	562,687	38.27
$41 to $51	244,100	47.14
$52 to $57	10,000	57.31

$11 to $57	2,560,648	$32.45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.

Restricted Stock Awards
      In November 2004, the Company awarded approximately 125,000 restricted stock units (RSUs) to certain executives at Alaska and Horizon. The RSUs are non-voting, and are not eligible for dividends. The RSUs “cliff vest” after 3 years. The Company recognized $3.5 million as deferred stock-based compensation, reflecting the value of the total RSU award at the grant date based on the closing price of our common stock. Amortization of deferred stock-based compensation was $0.1 million in 2004 and is included in wages and benefits on the consolidation statements of operations.

Employee Stock Purchase Plan
      The Company sponsors an Employee Stock Purchase Plan (the ESPP Plan) that is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the ESPP Plan, employees can purchase Company common stock at 85% of the lower of the fair market value on the first or the last day of each quarterly offering period. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period in which the shares are issued. In 2004 and 2003, 137,456 shares and 135,043 shares, respectively, were purchased by Company employees under the ESPP Plan.

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

Pension Plans-Defined Benefit
      The Company’s pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). The defined benefit plan assets consist primarily of marketable equity and fixed income securities. The Company uses a December 31 measurement date for these plans. The following table sets forth the status of the plans for 2004 and 2003 (in millions):

	2004	2003

Projected benefit obligation
Beginning of year	$805.0	$640.7
Service cost	53.8	44.6
Interest cost	48.0	43.1
Amendments	(0.7)	—
Curtailment gain	(10.1)	—
Change in assumptions	30.9	85.9
Actuarial loss	4.6	5.2
Benefits paid	(21.6)	(14.5)

End of year	$909.9	$805.0

Plan assets at fair value
Beginning of year	$529.5	$418.1
Actual return on plan assets	49.8	88.1
Employer contributions	49.3	37.8
Benefits paid	(21.6)	(14.5)

End of year	$607.0	$529.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
      The accumulated benefit obligation for the defined benefit pension plan was $767.9 million and $663.8 million at December 31, 2004 and 2003, respectively.

	2004	2003

Funded status	(302.9)	(275.5)
Unrecognized loss	276.7	272.4
Unrecognized prior service cost	38.2	45.0

Net amount recognized	$12.0	$41.9

	2004	2003

Amounts recognized in the consolidated balance sheet:
Intangible asset	38.2	45.0
Accrued benefit liability-current	(57.8)	(49.0)
Accrued benefit liability-long term	(103.1)	(85.3)
Accumulated other comprehensive loss	134.8	131.2

Net amount recognized	$12.0	$41.9

      Weighted average assumptions used to determine benefit obligations as of December 31: Discount rates of 5.75% and 6.00% were used as of December 31, 2004 and 2003, respectively. For both years, the rate of compensation increase used varied from 3.47% to 6.80% depending on the plan.
      Weighted average assumptions used to determine net periodic benefit cost as of December 31: Discount rates of 6.00% and 6.75% were used as of December 31, 2004 and 2003, respectively. For both years, the expected return on plan assets used was 8.0% and the rate of compensation increase used varied from 3.47% to 6.80% depending on the plan.
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
      The asset allocation of the defined benefit plans, by asset category, is as follows as of the end of 2004 and 2003:

	2004	2003

Asset category:
Domestic equity securities	66%	65%
Non-U.S. equity securities	5	—
Fixed income securities	29	34
Other	—	1

Plan assets	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
      The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a number of fund managers and invests in various asset classes to diversify risk. Target allocations for the primary asset classes are approximately:

Domestic equities:	65%
Non-U.S. equities:	5%
Fixed income:	30%
      Pension assets are rebalanced periodically to maintain the above target asset allocations. An individual equity investment will not exceed 10% of the entire equity portfolio. Fixed income securities carry a minimum “A” rating by Moody’s and/or Standard and Poor’s and the average life of the bond portfolio may not exceed 10 years. The Company does not currently have the intent to invest plan assets in the Company’s common stock.
      Net pension expense for the defined benefit plans included the following components for 2004, 2003, and 2002 (in millions):

	2004	2003	2002

Service cost	$53.8	$44.6	$37.2
Interest cost	48.0	43.1	38.6
Expected return on assets	(43.9)	(33.9)	(46.4)
Amortization of prior service cost	5.1	5.2	5.2
Recognized actuarial loss	15.3	14.5	5.4

Net pension expense	$78.3	$73.5	$40.0

      In 2002, the Company recorded an $87.2 million (net of taxes of $52.5 million) non-cash charge to equity in connection with the defined benefit plans that the Company sponsors for eligible employees. This charge resulted from an unfunded accrued benefit obligation resulting from lower than expected returns on plan assets and a reduction in discount rate. In 2003, the Company recorded a reduction of this equity charge of $5.2 million (net of taxes of $3.3 million) primarily reflecting higher than expected return on assets. In 2004, the Company recorded a $2.3 million (net of taxes of $1.2 million) non-cash charge to equity in connection with the defined benefit plans that the Company sponsors for eligible employees.
      The Company expects to contribute $57.8 million to these defined benefit pension plans during 2005.
      Future benefits expected to be paid under the defined benefit pension plans from the assets of those plans as of December 31, 2004 are as follows (in millions):

2005	$24.5
2006	36.8
2007	45.7
2008	46.4
2009	46.6
Thereafter	266.1

Total payments	$466.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.

Pension Plans-Noncontributory
      Alaska and Horizon also maintain unfunded, noncontributory defined benefit plans for certain elected officers. These plans use a December 31 measurement date. The following table sets forth the status of the plans for 2004 and 2003 (in millions):

	2004	2003

Projected benefit obligation
Beginning of year	$35.8	$30.9
Service cost	1.1	0.8
Interest cost	1.9	2.1
Change in assumptions	(1.2)	2.9
Actuarial (gain) loss	(1.3)	0.9
Benefits paid	(1.8)	(1.8)
End of year	$34.5	$35.8

	2004	2003

Plan assets at fair value
Beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	1.8	1.7
Benefits paid	(1.8)	(1.7)

End of year	$—	$—

      The accumulated benefit obligation for the noncontributory defined benefit plan was $33.3 million and $34.3 million at December 31, 2004 and 2003, respectively.
      Weighted average assumptions used to determine benefit obligations as of December 31: Discount rates of 5.75% and 6.00% were used as of December 31, 2004 and 2003, respectively. For both years, the rate of compensation increase used varied from 3.47% to 6.80% depending on the plan.
      Weighted average assumptions used to determine net periodic benefit cost as of December 31: Discount rates of 6.00% and 6.75% were used as of December 31, 2004 and 2003, respectively. For both years, the rate of compensation increase used varied from 3.47% to 6.80% depending on the plan.

	2004	2003

Funded status	(34.5)	(35.8)
Unrecognized loss	6.5	9.2
Unrecognized prior service cost	0.5	0.6

Net amount recognized	$(27.5)	$(26.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.

	2004	2003

Amounts recognized in the consolidated balance sheet:
Intangible assets	$0.5	$0.6
Accrued benefit liability-current	(1.5)	(1.5)
Accrued benefit liability-long term	(31.8)	(32.7)
Accumulated other comprehensive loss	5.2	7.6

Net amount recognized	$(27.6)	$(26.0)

      Net pension expense for the noncontributory defined benefit plans included the following components for 2004, 2003 and 2002 (in millions):

	2004	2003	2002

Service cost	$1.1	$0.8	$0.6
Interest cost	1.9	2.1	2.0
Amortization of prior service cost	0.1	0.1	0.1
Actuarial loss	0.3	0.3	—

Net pension expense	$3.4	$3.3	$2.7

      Future benefits expected to be paid under the noncontributory defined benefit pension plans as of December 31, 2004 are as follows (in millions):

2005	$1.9
2006	2.0
2007	2.0
2008	2.1
2009	2.1
Thereafter	11.7

Total payments	$21.8

Defined Contribution Plans
      The defined contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined contribution plans was $23.2 million, $21.7 million, and $20.6 million, respectively, in 2004, 2003, and 2002.

Profit Sharing Plans
      Alaska and Horizon have employee profit sharing plans. In 2004, the Company recorded profit sharing expense of $1.6 million ($1.2 million Alaska and $0.4 million Horizon). In 2003, the Company recorded profit sharing expense of $3.7 million ($2.9 million Alaska and $0.8 million Horizon). In January 2005, the Company introduced a new reward program for all employees that entitles employees to quarterly payouts of up to $300 per person if operational and customer service objectives are met. Based on expected headcount, the total payout could be as high as $16 million if all objectives are met. The profit sharing participation percentage was also reduced from its 2004 level.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.

Other Postretirement Benefits
      The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded, and at December 31, 2004 and 2003 was $76.2 million and $77.3 million, respectively. This liability was determined using an assumed discount rate of 5.75% and 6.00% in 2004 and 2003, respectively. The accrued liability related to the subsidy is included within other liabilities on the Consolidated Balance Sheet, and totaled $47.2 million and $39.2 million at December 31, 2004 and 2003, respectively. Annual expense related to this subsidy was approximately $9.3 million in 2004, $9.6 million in 2003, and $4.4 million in 2002.
      The Company uses a December 31 measurement date to assess obligations associated with the subsidy. Net periodic benefit cost for the postretirement medical plans included the following components for 2004, 2003, and 2002 (in millions):

	2004	2003	2002

Service cost	$3.6	$3.5	$2.3
Interest cost	4.1	4.3	3.2
Expected return on assets	—	—	—
Amortization of prior service cost	(0.2)	(0.2)	(0.2)
Recognized actuarial loss (gain)	1.8	2.0	(0.9)

Net periodic benefit cost	$9.3	$9.6	$4.4

      A 1% higher or lower trend rate has the following effect on the Company’s postretirement medical plans during 2004, 2003, and 2002 (in millions):

	2004	2003	2002

Change in service and interest cost
1% higher trend rate	$1.3	$1.3	$1.0
1% lower trend rate	(1.1)	(1.1)	(0.6)
Change in year-end postretirement benefit obligation
1% higher trend rate	$10.1	$10.5	$7.0
1% lower trend rate	(8.6)	(9.0)	(6.0)

Note 8.	Income Taxes
      Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
      Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2004	2003

Excess of tax over book depreciation	$463.3	$422.2
Fuel hedges	26.5	4.4
Other — net	5.2	4.4

Gross deferred tax liabilities	495.0	431.0

Frequent flyer program	(156.0)	(125.3)
Alternative minimum tax	(54.7)	(51.9)
Leased aircraft return provision	(2.6)	(5.2)
Inventory obsolescence	(17.3)	(15.7)
Deferred revenue	(16.8)	(14.0)
Asset impairment	(18.9)	(3.1)
Employee benefits	(85.7)	(77.1)
Loss carryforwards*	(25.1)	(23.6)
Other — net	(19.0)	(13.7)

Gross deferred tax assets	(396.1)	(329.6)

Net deferred tax liabilities	$98.9	$101.4

Current deferred tax asset	$(74.7)	$(90.6)
Noncurrent deferred tax liability	173.6	192.0

Net deferred tax liability	$98.9	$101.4

*	Federal loss carryforwards of $59.2 million ($20.7 million tax effected) expire beginning in 2023 and ending in 2024. State loss carryforwards of $100.0 million ($4.4 million tax effected) expire beginning in 2005 and ending in 2024.
      The Company has concluded that it is more likely than not that its deferred tax assets would be realizable and thus no valuation allowance has been recorded as of December 31, 2004. This conclusion is based on the expected future reversals of existing taxable temporary differences and does not rely on future taxable income. Should the Company incur additional losses in the future, the Company’s ability to realize the net operating loss carryforwards may be subject to greater uncertainty. The Company will continue to reassess the need for a valuation allowance during each future reporting period.
      The components of income tax expense (benefit) were as follows (in millions):

	2004	2003	2002

Current tax expense (benefit):
Federal	$(3.9)	$10.4	$(53.0)
State	(0.4)	0.7	(2.3)

Total current	(4.3)	11.1	(55.3)

Deferred tax expense (benefit):
Federal	(1.7)	3.3	19.8
State	0.7	1.1	0.9

Total deferred	(1.0)	4.4	20.7

Total tax expense (benefit)	$(5.3)	$15.5	$(34.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
      Income tax expense (benefit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income (loss) before income tax and accounting change as follows (in millions):

	2004	2003	2002

Income (loss) before income tax and accounting change	$(20.6)	$29.0	$(101.8)
Expected tax expense (benefit)	$(7.2)	$10.2	$(35.6)
Nondeductible expenses	2.1	2.5	2.4
State income taxes	(0.4)	0.9	(1.9)
Other — net	0.2	1.9	0.5

Actual tax expense (benefit)	$(5.3)	$15.5	$(34.6)

Effective tax rate	25.7%	53.4%	34.0%

Note 9.	Financial Instruments
      The estimated fair values of the Company’s financial instruments were as follows (in millions):

	December 31, 2004

	Carrying	Fair
	Amount	Value

Assets:
Cash and cash equivalents	$54.3	$54.3
Marketable securities	819.6	819.6
Restricted deposits	84.2	84.2
Fuel hedge contracts	96.0	96.0
Liabilities:
Long-term debt	1,042.5	1,060.3

	December 31, 2003

	Carrying	Fair
	Amount	Value

Assets:
Cash and cash equivalents	$192.9	$192.9
Marketable securities	619.4	619.4
Restricted deposits	70.8	70.8
Fuel hedge contracts	18.4	18.4
Liabilities:
Long-term debt	1,105.1	1,128.1
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.

Concentrations of Credit
      The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its derivative financial instruments and does not anticipate nonperformance by the counterparties.
      The Company could realize a material loss in the event of nonperformance by any single counterparty to its fuel hedge positions. However, the Company enters into transactions only with large, well-known financial institution counterparties that have strong credit ratings. In addition, the Company limits the amount of investment credit exposure with any one institution.
      The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2004 due to the frequency that settlement takes place and the dispersion across many industry and government segments.

Note 10.	Derivative Financial Instruments
      The Company records all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges.
      The Company’s operations are inherently dependent upon the price and availability of aircraft fuel, which accounted for 20% and 15% of 2004 and 2003 operating expenses (excluding impairment and restructuring charges), respectively. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company enters into swap agreements and call options for crude oil. Prior to the second quarter of 2004, these hedging contracts were “highly correlated” to changes in aircraft fuel prices, and therefore qualified as “cash flow hedges” under SFAS No. 133 whereby the majority of the changes in fair value were deferred in Accumulated Other Comprehensive Loss on the Company’s Balance Sheet until these hedge positions were settled at which point they were recognized in earnings.
      The Company’s current fuel hedge program includes the same underlying commodities used historically. However, because of variations in the spread between the prices of West Texas Intermediate crude oil and jet fuel since April 1, 2004, the Company’s hedge contracts are no longer “highly correlated” to changes in prices of aircraft fuel, as defined in SFAS No. 133. The impacts on the Company’s reported results are as follows:

•	All changes in the fair value of fuel hedge contracts that existed as of March 31, 2004 or hedge positions entered into subsequent to March 31, 2004 (the end of the first quarter of 2004) are reported in other non-operating income (expense).

•	Because the Company will be recording fair value changes in its consolidated statement of operations as they occur (in non-operating income (expense)), actual gains or losses realized upon settlement of the hedge contracts entered into subsequent to March 31, 2004 will not be reflected in fuel expense.

•	Reported fuel expense will include the effective portion of gains associated with hedge positions that settled during the current period on contracts that existed at March 31, 2004 to the extent that mark-to-market gains were already included in Accumulated Other Comprehensive Loss at March 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
      The following table summarizes Alaska and Horizon’s realized fuel hedging gains and changes in fair value of hedging contracts outstanding as of December 31, 2004 and 2003 (in millions):

	Alaska Airlines		Horizon Air

	2004	2003	2004	2003

Fuel expense before hedge activities (“raw fuel”)	$486.6	$331.7	$70.7	$54.7
Less: gains on settled hedges included in fuel expense	(14.6)	(19.6)	(2.0)	(3.5)

GAAP fuel expense	$472.0	$312.1	$68.7	$51.2

Less: gains on settled hedges included in nonoperating income (expense)	(25.2)	(5.4)	(3.4)	(1.0)

Economic fuel expense	$446.8	$306.7	$65.3	$50.2

Mark-to-market hedging gains included in nonoperating income (expense)	$50.1	$—	$6.8	$—

      Fuel hedge positions entered into by Alaska and Horizon are currently as follows:

	Approximate % of
	Expected Fuel		Approximate Crude
	Requirements	Gallons Hedged	Oil Price per Barrel

	(In millions)
First Quarter 2005	50%	49.3	$29.86
Second Quarter 2005	50%	51.9	$28.97
Third Quarter 2005	50%	55.7	$28.81
Fourth Quarter 2005	50%	50.4	$31.85
First Quarter 2006	50%	50.8	$35.70
Second Quarter 2006	40%	42.8	$37.05
Third Quarter 2006	30%	34.4	$38.78
Fourth Quarter 2006	20%	20.8	$40.60
First Quarter 2007	10%	10.5	$39.78
Second Quarter 2007	10%	11.0	$39.44
Third Quarter 2007	10%	11.8	$39.12
Fourth Quarter 2007	5%	5.3	$42.65
      As of December 31, 2004 and 2003, the fair values of the Company’s fuel hedge positions were $96.0 million and $18.4 million, respectively, and are presented in the consolidated balance sheets as follows (in millions):

	2004	2003

Prepaid expenses and other current assets	$65.7	$12.0
Other assets	30.3	6.4

	$96.0	$18.4

      The Company periodically enters into foreign exchange forward contracts, generally with maturities of less than one month, to manage the risk associated with net foreign currency transactions. Resulting gains and losses are recognized currently in other operating expense. The Company periodically enters into interest rate swap agreements to hedge interest rate risk. At December 31, 2004, there were no foreign currency contracts or interest rate swap agreements outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.

Note 11.	Earnings (Loss) per Share (EPS)
      Earnings (loss) per share (EPS) calculations were as follows (in millions except per share amounts):

	2004	2003	2002

Basic
Income (loss) before accounting change	$(15.3)	$13.5	$(67.2)
Weighted average shares outstanding	26.859	26.648	26.546

EPS before accounting change	$(0.57)	$0.51	$(2.53)

Diluted
Income (loss) before accounting change	$(15.3)	$13.5	$(67.2)
Weighted average shares outstanding	26.859	26.648	26.546
Assumed exercise of stock options	—	0.082	—

Diluted EPS shares	26.859	26.730	26.546

EPS before accounting change	$(0.57)	$0.51	$(2.53)

      Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. Stock options excluded from the calculation of diluted EPS because they are antidilutive, represented 3.7 million, 3.0 million and 3.3 million in 2004, 2003 and 2002, respectively.
      During the third quarter of 2004, the Emerging Issues Task Force (EITF) affirmed its tentative conclusion reached in July of 2004 on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted EPS” (EITF 04-08). EITF 04-08 requires companies to include certain contingently convertible securities in the calculation of diluted EPS to the extent the inclusion of the shares would not be anti-dilutive beginning in the fourth quarter of 2004 with retroactive application required. Because the Company’s convertible notes (which would convert to 5,769,000 shares of common stock) fall under the scope of EITF 04-08 , the Company expects to report a lower diluted EPS to the extent the convertible notes are not anti-dilutive. The notes were anti-dilutive for 2004, 2003 and 2002.

Note 12.	Operating Segment Information
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
      Financial information for Alaska and Horizon follows (in millions):

	2004	2003	2002

Operating revenues:
Alaska	$2,233.0	$2,027.4	$1,833.1
Horizon	503.2	463.8	419.6
Other**	1.4	1.4	1.4
Elimination of inter-company revenues	(13.8)	(47.8)	(30.0)

Consolidated	2,723.8	2,444.8	2,224.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.

	2004	2003	2002

Depreciation and amortization expense:
Alaska	128.1	119.5	114.0
Horizon	13.4	12.3	17.0
Other**	1.1	1.2	1.5

Consolidated	142.6	133.0	132.5

Interest income:
Alaska	26.2	15.2	23.2
Horizon	1.1	0.7	0.7
Other**	0.3	1.9	—
Elimination of inter-company accounts	(3.1)	(5.0)	(2.7)

Consolidated	24.5	12.8	21.2

Interest expense:
Alaska	44.1	45.2	46.6
Horizon	3.9	2.4	2.1
Other**	7.0	5.2	0.7
Elimination of inter-company accounts	(3.1)	(5.0)	(3.1)

Consolidated	51.9	47.8	46.3

Income (loss) before income tax and accounting change:
Alaska	(27.0)	11.8	(87.3)
Horizon	17.1	25.3	(12.8)
Other**	(10.7)	(8.1)	(1.7)

Consolidated	(20.6)	29.0	(101.8)

Capital expenditures*:
Alaska	159.6	308.2	146.2
Horizon	7.9	45.9	8.5
Other**	—	—	(0.3)

Consolidated	167.5	354.1	154.4

Total assets at end of period:
Alaska	3,081.9	3,066.4	2,751.1
Horizon	287.0	246.7	213.5
Other***	840.6	888.9	734.8
Elimination of inter-company accounts	(874.5)	(942.8)	(818.7)

Consolidated	$3,335.0	$3,259.2	$2,880.7

*	Capital expenditures include aircraft deposits, net of deposits returned.

**	Includes the parent company, Alaska Air Group, Inc, including its investments in Alaska and Horizon, which are eliminated in consolidation.
Note 13.     Impairment Charges

Impairment of 737-200C Aircraft
      In June 2004, the Company’s Board approved a plan to accelerate the retirement of Alaska’s Boeing 737-200C fleet and remove those aircraft from service (by the end of 2007) earlier than initially planned. In July 2004, the Company announced its plan to replace these aircraft by modifying five existing 737-400 aircraft and using other existing 737-400 aircraft for the remaining passenger capacity. Four of the five modified airplanes will be converted into combination passenger/cargo aircraft and one will be converted to an all cargo aircraft. The Company expects to backfill the 737-400s with Boeing 737-800s to be delivered in 2005 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
      As a result of this decision, the Company evaluated impairment as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and concluded that the carrying value of the 737-200C fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the second quarter of 2004, Alaska recorded an impairment charge totaling $36.8 million (pre-tax) to write down the fleet to its estimated fair market value.
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

Impairment of F-28 Aircraft and Related Spare Engines
      During the first, second and fourth quarters of 2004, Horizon recorded impairment charges of $2.4 million, $0.4 million and $0.6 million, respectively, associated with its held-for-sale F-28 aircraft and spare engines to lower the carrying value of these assets to their estimated net realizable value based on recent offers and/or letters of intent from prospective buyers.

Note 14.	Restructuring Charges
      During the third quarter of 2004, Alaska announced a management reorganization and the closure of its Oakland heavy maintenance base, contracting out of the Company’s Fleet Service and Ground Support Equipment maintenance functions and other initiatives. In total, these restructuring activities will result in a reduction of approximately 900 employees when fully implemented in 2005. Severance and related costs associated with this restructuring are estimated at $53.4 million, of which $27.5 million was recorded during the third quarter of 2004 and $25.9 million was recorded in the fourth quarter. The severance package offered to impacted employees included cash payments based on years of service and one year of medical coverage after severance date. Since Alaska self-insures for employee medical coverage, the Company estimated the projected claims cost for affected employees and recorded a corresponding accrual. Actual experience will likely differ from the estimate if employees accept positions with other employers and no longer need the coverage provided by Alaska or simply submit claims during the one year period that are higher or lower than our estimate. The Company expects to adjust this accrual quarterly throughout 2005.
      The following table displays the activity and balances of the restructuring charges for year ended December 31, 2004. There were no restructuring charges during the same period of 2003 ($ in millions):

Severance and Related Costs
Balance at December 31, 2003	$—
Restructuring charges	53.4
Cash payments*	(14.7)

Balance at December 31, 2004	$38.7

*	The Company expects the majority of cash payments will be made during the first and second quarters of 2005.
Note 15.     Contingencies
      The Company is a party to routine commercial and employment litigation incidental to its business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect the Company’s financial position or results of operations. However,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alaska Air Group, Inc.
this belief is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.
      The Company’s existing pilot contract provides that, if a negotiated agreement on the entire contract was not reached by December 15, 2004, ten contract issues plus wage rates would be submitted to an interest arbitrator. Issues submitted generally relate to pension plans, medical insurance, profit sharing, code sharing and work rules. The parties did not reach an agreement, and the issues have been submitted to binding arbitration in March 2005 with a decision to be effective in May 2005. The pilot labor contract contains market related standards for wages and non-wage issues.
      The Company could potentially be responsible for environmental remediation costs primarily related to jet fuel and other petroleum contamination that occurs in the normal course of business at various locations in the Company’s system. The Company has established an accrual for estimated remediation costs for known contamination based on information currently available. The accrual was not significant at December 31, 2004 or 2003.

Note 16.	U.S. Government Compensation
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

Note 17.	Change in Accounting Principle
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Air Group, Inc.:
      We have audited the accompanying consolidated balance sheet of Alaska Air Group, Inc. as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Seattle, Washington
February 22, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Air Group, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Alaska Air Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Air Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Alaska Air Group, Inc.’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Alaska Air Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Alaska Air Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alaska Air Group, Inc. as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended, and our report dated February 22, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Seattle, Washington
February 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Alaska Air Group, Inc.
Seattle, Washington
      We have audited the accompanying consolidated balance sheet of Alaska Air Group, Inc. and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002, listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 17 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

DELOITTE & TOUCHE LLP
Seattle, Washington
February 27, 2004

VALUATION AND QUALIFYING ACCOUNTS
Alaska Air Group, Inc.
Schedule II

		Additions
	Beginning	Charged	(A)	Ending
	Balance	to Expense	Deductions	Balance

	(In millions)
Year Ended December 31, 2002
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.8	$1.9	$(1.4)	$2.3

Obsolescence allowance for flight equipment spare parts	$39.6	$5.9	$(1.0)	$44.5

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$11.6	$2.8	$(0.2)	$14.2

Year Ended December 31, 2003
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.3	$1.0	$(1.6)	$1.7

Obsolescence allowance for flight equipment spare parts	$44.5	$5.7	$(5.9)	$44.3

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$14.2	$5.0	$(5.0)	$14.2

Year Ended December 31, 2004
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.7	$2.5	$(1.2)	$3.0

Obsolescence allowance for flight equipment spare parts	$44.3	$6.4	$(4.3)	$46.4

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$14.2	$3.3	$(10.6)	$6.9

(A)	Deduction from reserve for purpose for which reserve was created. For leased aircraft return provisions, the balance is reclassified to other long-term liabilities if the lease is extended on the underlying aircraft.

EXHIBIT INDEX
      Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith.

*3	.1	Restated Certificate of Incorporation of Alaska Air Group, Inc. as amended through May 21, 1999 (Exhibit 3.1 to Second Quarter 2002 10-Q)

*3	.2	Bylaws of Alaska Air Group, Inc., as amended through February 12, 2003 (Exhibit 3(ii) to 2002 10-K)

*4	.1	Indenture dated as of March 21, 2003 between Alaska Air Group, Inc. and U.S. Bank National Association, as Trustee, and First Supplemental Indenture dated September 30, 2004 between Alaska Air Group, Inc. and U.S. Bank National Association, as Trustee, relating to senior convertible notes due 2023 (Exhibit 4.1 to Third Quarter 2004 10-Q)

*4	.2	Form of Senior Convertible Note due 2023 (Exhibit 4.1 to First Quarter 2003 10-Q)

*4	.3	Registration Rights Agreement dated as of March 21, 2003 between Alaska Air Group, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and each of the Initial Purchasers of Senior Convertible Notes due 2023 (Exhibit 4.3 to First Quarter 2003 10-Q)

*4	.4	Pledge Agreement dated as of March 21, 2003 between Alaska Air Group, Inc. in favor of U.S. Bank National Association relating to Senior Convertible Notes due 2023 (Exhibit 4.3 to First Quarter 2003 10-Q)

*4	.5	Control Agreement dated as of March 21, 2003 between Alaska Air Group, Inc. and U.S. Bank National Association relating to Senior Convertible Notes due 2023 (Exhibit 4.5 to First Quarter 2003 10-Q)

*10		Employment agreement between Alaska Airlines, Inc. and George D. Bagley (Exhibit 10 to First Quarter 2002 10-Q)***

*10	.1	Alaska Air Group, Inc. Performance Based Pay Plan (formerly “Management Incentive Plan”)*** (Exhibit 10.19 to Third Quarter 2004 10-Q)

**10	.2	2004 Alaska Air Group, Inc. Long-Term Incentive Equity Plan and form of stock option and restricted stock unit agreements***

*10	.3	Alaska Air Group, Inc. 1988 Stock Option Plan, as amended through May 19, 1992 (Registration Statement No. 33-52242)***

*#10	.4	Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 10-K)

*#10	.5(a)	Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to Third Quarter 1996 10-Q)

*#10	.5(b)	Supplemental Agreement 6 to Agreement dated September 18, 1996 between Alaska Airlines, Inc. and Boeing for the purchase of 12 Boeing 737-400 aircraft (Exhibit 10.1 to Third Quarter 1996 10-Q)

*10	.7	Supplemental retirement plan arrangement dated as of December 9, 2002 between Horizon Air Industries, Inc. and Jeffrey D. Pinneo*** (Exhibit 10.7 to 2002 10-K)

*10	.8	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan (Registration Statement 333-09547)***

*10	.9	Alaska Air Group, Inc. Non Employee Director Stock Plan (Registration Statement 333-33727)***

*10	.11	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan (Registration Statement 333-39899)***

*10	.12	Alaska Air Group, Inc. 1981 Supplementary Retirement Plan for Elected Officers, as amended by First Amendment to the Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Officers (Exhibit 10.15 to 1997 10-K)***

*10	.13	Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan (Exhibit 10.16 to 1997 10-K***

*#10	.14	Agreement dated December 21, 1998 between Horizon Air Industries, Inc. and Bombardier for the purchase of 25 Canadair regional jets series 700 aircraft (Exhibit 10.16 to 1998 Form 10-K)

*10	.15	Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan (Registration Statement 333-87563)***

*10	.16	Alaska Air Group, Inc. Change of Control Agreement dated October 27, 1999 (Exhibit 10.18 to 1999 Form 10-K)

*10	.17	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended by First Amendment to the Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.17 to Amendment No. 1 to Registration Statement No. 333-107177 dated September 23, 2003)

*#10	.18	Codeshare Agreement dated as of September 18, 2003 between Horizon Air Industries, Inc. and Frontier Airlines, Inc. (Exhibit 10.1 to Third Quarter 2003 10-Q)

**10	.19	Supplemental retirement plan arrangement dated as of December 29, 1996 between Alaska Airlines, Inc. and George Bagley***

**12	.1	Statement of Computation of Ratio of Earnings to Fixed Charges

**21		Subsidiaries of the Registrant

**23	.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

**23	.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

**31	.1	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**31	.2	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

**32	.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**32	.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Previously filed.

**	Filed herewith.

***	Indicates management contract or compensatory plan or arrangement.

#	Confidential treatment was requested as to a portion of this document.