Form 10-Q
period 2005-06-30
ALASKA AIR GROUP INC
filed 2005-08-05
CIK 766421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
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
          The registrant has 27,231,825 common shares, par value $1.00, outstanding at June 30, 2005.

Cautionary Note regarding Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Some of the things that could cause our actual results to differ from our expectations are: changes in our operating costs including fuel, which can be volatile; the competitive environment and other trends in our industry; our ability to meet our cost reduction goals; labor disputes; economic conditions; our reliance on automated systems; increases in government fees and taxes; actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities; insurance costs; changes in laws and regulations; liability and other claims asserted against us; operational disruptions; compliance with financial covenants; our ability to attract and retain qualified personnel; third-party vendors and partners; continuing operating losses; our significant indebtedness; and downgrades of our credit ratings and availability of financing. For a discussion of these and other risk factors, see Item 7 of the Company’s Annual Report for the year ended December 31, 2004 on Form 10-K under the caption “Risk Factors.” All of the forward-looking statements are qualified in their entirety by reference to the risk factors discussed therein. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or events described in any forward-looking statements. We disclaim any obligation to publicly update or revise any forward-looking statements after the date of this report to conform them to actual results. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.
ASSETS

	June 30,	December 31,
(In Millions)	2005	2004
Current Assets
Cash and cash equivalents	$31.2	$28.0
Marketable securities	694.9	845.9
Receivables — net	125.8	99.4
Inventories and supplies — net	46.1	42.0
Deferred income taxes	75.5	74.7
Fuel hedge contracts	123.6	65.7
Prepaid expenses and other current assets	102.0	86.6

Total Current Assets	1,199.1	1,242.3

Property and Equipment
Aircraft and other flight equipment	2,236.7	2,294.3
Other property and equipment	471.6	471.8
Deposits for future flight equipment	203.6	67.1

	2,911.9	2,833.2
Less accumulated depreciation and amortization	979.9	924.9

Total Property and Equipment — Net	1,932.0	1,908.3

Intangible Assets	38.6	38.6

Fuel Hedge Contracts	70.9	30.3

Other Assets	129.9	115.5

Total Assets	$3,370.5	$3,335.0

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
(In Millions)	2005	2004
Current Liabilities
Accounts payable	$132.6	$143.8
Accrued aircraft rent	58.5	75.3
Accrued wages, vacation and payroll taxes	111.3	133.0
Other accrued liabilities	350.9	301.6
Air traffic liability	375.6	250.2
Current portion of long-term debt and capital lease obligations	57.0	53.4

Total Current Liabilities	1,085.9	957.3

Long-Term Debt and Capital Lease Obligations	979.5	989.6

Other Liabilities and Credits
Deferred income taxes	137.0	173.6
Deferred revenue	313.8	304.7
Other liabilities	253.2	245.0

	704.0	723.3

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2005 -29,880,002 shares 2004 - 29,777,388 shares	29.9	29.8
Capital in excess of par value	498.5	496.5
Treasury stock, at cost: 2005 - 2,648,177 shares 2004 - 2,651,368 shares	(60.4)	(60.5)
Deferred stock-based compensation	(2.8)	(3.4)
Accumulated other comprehensive loss	(85.0)	(81.6)
Retained earnings	220.9	284.0

	601.1	664.8

Total Liabilities and Shareholders’ Equity	$3,370.5	$3,335.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Three Months Ended June 30
(In Millions Except Per Share Amounts)	2005	2004
Operating Revenues
Passenger	$697.5	$637.9
Freight and mail	24.9	24.2
Other — net	34.1	39.2

Total Operating Revenues	756.5	701.3

Operating Expenses
Wages and benefits	227.3	246.4
Contracted services	34.8	31.9
Aircraft fuel	175.2	128.6
Aircraft maintenance	58.2	50.1
Aircraft rent	47.0	47.0
Food and beverage service	12.1	13.6
Other selling expenses and commissions	37.8	35.6
Depreciation and amortization	35.3	34.0
Landing fees and other rentals	51.9	46.6
Other	53.1	50.9
Restructuring charges	14.7	—
Impairment of aircraft and related spare parts	—	37.2

Total Operating Expenses	747.4	721.9

Operating Income (Loss)	9.1	(20.6)

Nonoperating Income (Expense)
Interest income	7.1	6.1
Interest expense	(15.3)	(12.6)
Interest capitalized	1.3	0.3
Fuel hedging gains	27.5	25.9
Other — net	—	0.2

	20.6	19.9

Income (loss) before income tax	29.7	(0.7)
Income tax expense	12.3	1.0

Net Income (Loss)	$17.4	$(1.7)

Basic Earnings (Loss) Per Share	$0.64	$(0.06)
Diluted Earnings (Loss) Per Share	$0.56	$(0.06)

Pro Forma Results (assuming change in method of accounting was applied retrospectively):
Pro forma net income	NA	$2.2

Pro Forma Basic and Diluted Income Per Share	NA	$0.08

Shares used for computation:
Basic	27.200	26.818
Diluted	33.273	26.818
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

Six Months Ended June 30
(In Millions Except Per Share Amounts)	2005	2004
Operating Revenues
Passenger	$1,284.5	$1,191.7
Freight and mail	45.2	42.8
Other — net	69.3	64.8

Total Operating Revenues	1,399.0	1,299.3

Operating Expenses
Wages and benefits	472.0	488.2
Contracted services	65.4	59.4
Aircraft fuel	321.9	236.4
Aircraft maintenance	119.4	100.9
Aircraft rent	93.1	94.8
Food and beverage service	23.6	25.2
Other selling expenses and commissions	75.2	74.0
Depreciation and amortization	69.5	70.1
Landing fees and other rentals	104.1	89.2
Other	104.5	100.6
Restructuring charges	22.1	—
Impairment of aircraft and related spare parts	—	39.6

Total Operating Expenses	1,470.8	1,378.4

Operating Loss	(71.8)	(79.1)

Nonoperating Income (Expense)
Interest income	13.0	10.7
Interest expense	(29.4)	(25.3)
Interest capitalized	2.1	0.6
Fuel hedging gains	135.7	26.4
Other — net	(2.9)	(0.2)

	118.5	12.2

Income (loss) before income tax and accounting change	46.7	(66.9)
Income tax expense (benefit)	19.4	(22.5)

Income (loss) before accounting change	27.3	(44.4)
Cumulative effect of accounting change, net of tax	(90.4)	—

Net Loss	$(63.1)	$(44.4)

Basic Earnings (Loss) Per Share:
Income (loss) before accounting change	$1.01	$(1.66)
Cumulative effect of accounting change	(3.33)	—

Net Loss Per Share	$(2.32)	$(1.66)

Diluted Earnings (Loss) Per Share:
Income (loss) before accounting change	$0.90	$(1.66)
Cumulative effect of accounting change	(2.72)	—

Net Loss Per Share	$(1.82)	$(1.66)

Pro Forma Results (assuming change in method of accounting was applied retrospectively):
Pro forma net loss	NA	$(38.3)

Pro Forma Basic and Diluted Loss Per Share	NA	$(1.43)

Shares used for computation:
Basic	27.173	26.798
Diluted	33.256	26.798
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
Alaska Air Group, Inc.

						Accumulated
	Common		Capital in	Treasury	Deferred	Other
	Shares	Common	Excess of	Stock,	Stock-Based	Comprehensive	Retained
(In Millions)	Outstanding	Stock	Par Value	at Cost	Compensation	Income (Loss)	Earnings	Total
Balances at December 31, 2004:	27.126	$29.8	$496.5	$(60.5)	$(3.4)	$(81.6)	$284.0	$664.8

Net loss for the six months ended June 30, 2005							(63.1)	(63.1)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value						(0.5)
Reclassification to earnings						2.5
Income tax effect						(0.7)

						1.3		1.3

Related to fuel hedges:
Reclassification to earnings						(7.4)
Income tax effect						2.7

						(4.7)		(4.7)

Total comprehensive loss								(66.5)

Amortization of deferred stock-based compensation					0.6			0.6
Treasury stock sales	0.003	—	—	0.1				0.1
Stock issued for employee stock purchase plan	0.066	0.1	1.2	—				1.3
Stock issued under stock plans	0.037	—	0.8	—				0.8

Balances at June 30, 2005	27.232	$29.9	$498.5	$(60.4)	$(2.8)	$(85.0)	$220.9	$601.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

Six Months Ended June 30 (In Millions)	2005	2004
Cash flows from operating activities:
Net loss	$(63.1)	$(44.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax effect	90.4	—
Restructuring charges	22.1	—
Impairment of aircraft and related spare parts	—	39.6
Depreciation and amortization	69.5	70.1
Amortization of airframe and engine overhauls	—	35.1
Stock-based compensation	0.6	—
Changes in fair values of open fuel hedge contracts	(105.9)	(24.1)
Loss on sale of assets	1.4	1.4
Changes in deferred income taxes	16.9	(13.2)
Increase in receivables — net	(26.4)	(0.4)
Increase in prepaid expenses and other current assets	(20.0)	(24.1)
Increase in air traffic liability	125.4	103.9
Increase (decrease) in other current liabilities	(13.6)	27.4
Increase in deferred revenue and other-net	(7.0)	17.5

Net cash provided by operating activities	90.3	188.8

Cash flows from investing activities:
Proceeds from disposition of assets	3.4	4.4
Purchases of marketable securities	(598.3)	(440.3)
Sales and maturities of marketable securities	751.3	396.6
Property and equipment additions:
Aircraft purchase deposits	(152.8)	(5.5)
Capitalized overhauls	—	(24.5)
Aircraft and other flight equipment	(73.3)	(50.3)
Other property and equipment	(21.6)	(22.4)
Aircraft deposits returned	7.5	14.0
Restricted deposits and other	1.0	—

Net cash used in investing activities	(82.8)	(128.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	20.0	94.6
Long-term debt and capital lease payments	(26.5)	(144.8)
Proceeds from issuance of common stock	2.2	1.6

Net cash used in financing activities	(4.3)	(48.6)

Net change in cash and cash equivalents	3.2	12.2
Cash and cash equivalents at beginning of period	28.0	158.8

Cash and cash equivalents at end of period	$31.2	$171.0

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$26.0	$24.7
Income taxes	1.1	(42.9)
Noncash investing and financing activities:
Assets acquired under long-term debt and capital leases	—	30.6
Credit received for flight deposits deferred in other liabilities	9.7	—
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.
Note 1. Basis of Presentation and Significant Accounting Policies
Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of June 30, 2005, as well as the results of operations for the three and six months ended June 30, 2004 and 2005. The adjustments made were of a normal recurring nature.
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates made include assumptions used to record liabilities, expenses and revenues associated with the Company’s Mileage Plan, amounts paid to lessors upon aircraft lease terminations, the fair market value of surplus or impaired aircraft, engines and parts, assumptions used in the calculations of pension expense in the Company’s defined benefit plans, and the amounts of certain accrued liabilities. Actual results may differ from the Company’s estimates.
Reclassifications
Certain reclassifications have been made to conform the prior year’s data to the current format.
Stock Options
The Company applies the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options.
The following table represents the pro forma net income (loss) before accounting change and pro forma net income (loss) per share (EPS) had compensation cost for the Company’s stock options been determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and then amortized ratably over the vesting period (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Income (loss) before accounting change As reported	$17.4	$(1.7)	$27.3	$(44.4)
Add: Total stock-based compensation expense recognized under the intrinsic value-based method, net of related tax	0.2	—	0.4	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1.3)	(1.2)	(2.3)	(2.3)

Pro forma income (loss) before accounting change	$16.3	$(2.9)	$25.4	$(46.7)

Net income (loss) as reported	$17.4	$(1.7)	$(63.1)	$(44.4)
Add: Total stock-based compensation expense recognized under the intrinsic value-based method, net of related tax	0.2	—	0.4	—
Deduct: Total stock-based compensation expense determined under fair value- based methods for all awards, net of related tax	(1.3)	(1.2)	(2.3)	(2.3)

Pro forma net income (loss)	$16.3	$(2.9)	$(65.0)	$(46.7)

Basic EPS before accounting change:
As reported	$0.64	$(0.06)	$1.01	$(1.66)
Pro forma	$0.60	(0.11)	$0.93	(1.74)
Basic EPS:
As reported	$0.64	$(0.06)	$(2.32)	$(1.66)
Pro forma	$0.60	(0.11)	$(2.39)	(1.74)
Diluted EPS before accounting change:
As reported	$0.56	$(0.06)	$0.90	$(1.66)
Pro forma	$0.53	(0.11)	$0.84	$(1.74)
Diluted EPS:
As reported	$0.56	$(0.06)	$(1.82)	$(1.66)
Pro forma	$0.53	(0.11)	$(1.87)	(1.74)

During the fourth quarter of 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payment: An Amendment of SFAS Nos. 123 and 95”. The new standard requires companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. This new standard will apply to both stock options that we grant to employees and our Employee Stock Purchase Plan, which features a look-back provision and allows employees to purchase stock at a 15% discount. Implementation of SFAS 123R will be effective January 1, 2006. Our options are typically granted with ratable vesting provisions, and we intend to amortize compensation cost over the service period using the straight line method. We intend to use the “modified prospective method” upon adoption whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Once adopted, we expect our stock based compensation expense, as measured under SFAS 123R, will be approximately $6 million to $10 million per year on a pre-tax basis.
Note 2. Change in Accounting Principle
Effective January 1, 2005, the Company changed its method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the former method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. The Company believes that the direct expense method is preferable because it eliminates the judgment and estimation needed to determine overhaul versus repair allocations in maintenance activities. Additionally, the Company’s approved maintenance program for the majority of its airframes now focuses more on shorter, but more frequent, maintenance visits. Management also believes that the direct expense method is the predominant method used in the airline industry. Accordingly, effective January 1, 2005, the Company wrote off the net book value of its previously capitalized airframe and engine overhauls for all aircraft in a charge totaling $144.7 million pre-tax ($90.4 million after tax). The Company does not believe disclosing the effect of adopting the direct expense method on net income for the period ended June 30, 2005 provides meaningful information because of changes in the Company’s maintenance program, including the execution of a “power by the hour” engine maintenance agreement with a third party in late 2004.
Note 3. Restructuring Charges
During the second quarter of 2005, Alaska announced that it was contracting out ramp services at the Seattle-Tacoma International Airport. This event resulted in a reduction of approximately 475 employees in Seattle. Severance and related costs associated with this restructuring are estimated at $16.1 million, which was recorded in the second quarter.
During the third quarter of 2004, Alaska announced a management reorganization and the closure of its Oakland heavy maintenance base, contracting out of the Company’s fleet service and ground support equipment and facility maintenance functions, as well as other initiatives.

Restructuring charges totaling $53.4 million were recorded in 2004, with $38.7 million remaining accrued at December 31, 2004.
The following table displays the activity and balance of the severance and related costs components of the Company’s restructuring accrual as of and for the six months ended June 30, 2005. The restructuring charge adjustment relates to our change in estimated costs of medical coverage extended to impacted employees and a change in the number of employees affected. We expect to record similar adjustments in future quarters as actual medical costs become known. There were no restructuring charges during the first six months of 2004 ($ in millions):

Accruals for Severance and Related Costs

Balance at December 31, 2004	$38.7
Restructuring charges	16.1
Restructuring charge adjustments	(2.0)
Cash payments	(29.5)

Balance at June 30, 2005	$23.3

The Company will make the majority of the remaining cash payments during the third and fourth quarters of 2005. The balance at June 30, 2005 is included in accrued wages, vacation and payroll taxes in the consolidated balance sheets.
During March 2005, the Company notified the Port of Oakland of its decision to terminate the lease for the Oakland hangar as part of its ongoing restructuring efforts. Accordingly, the Company recorded an impairment charge of $7.7 million in the first quarter of 2005 for the leasehold improvements that will be abandoned as a result of the lease termination. Additionally, the Company recorded a charge of $0.3 million for certain costs associated with the lease termination, all of which has been paid as of June 30, 2005.
Note 4. Derivative Financial Instruments
The Company records all derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings.
The Company’s operations are inherently dependent upon the price and availability of aircraft fuel, which accounted for 20.0% of all of 2004 and 22.2% of year-to-date 2005 operating expenses (excluding impairment and restructuring charges). To manage economic risks associated with fluctuations in aircraft fuel prices, the Company enters into swap agreements and call options for crude oil.

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
The following table summarizes realized fuel hedging gains and changes in fair value of hedging contracts outstanding as of June 30, 2005 and 2004 (in millions):

	Alaska Airlines		Horizon Air
	Three Months Ended June 30
	2005	2004	2005	2004

Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$154.7	$117.0	$24.2	$16.6
Less: gains on settled hedges included in fuel expense	(3.2)	(4.4)	(0.5)	(0.6)

GAAP fuel expense	$151.5	$112.6	$23.7	$16.0

Less: gains on settled hedges included in nonoperating income (expense)	(21.3)	(3.2)	(3.2)	(0.4)

Economic fuel expense	$130.2	$109.4	$20.5	$15.6

Mark-to-market hedging gains included in nonoperating income (expense)	$2.6	$19.6	$0.4	$2.7

	Alaska Airlines		Horizon Air
	Six Months Ended June 30
	2005	2004	2005	2004

Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$285.7	$213.7	$43.6	$31.2
Less: gains on settled hedges included in fuel expense	(6.6)	(7.5)	(0.8)	(1.0)

GAAP fuel expense	$279.1	$206.2	$42.8	$30.2

Less: gains on settled hedges included in nonoperating income (expense)	(37.0)	(3.2)	(5.7)	(0.4)

Economic fuel expense	$242.1	$203.0	$37.1	$29.8

Mark-to-market hedging gains included in nonoperating income (expense)	$80.3	$20.1	$12.7	$2.7

Fuel hedge positions entered into by Alaska and Horizon are currently as follows:

	Approximate % of		Approximate Crude
	Expected Fuel	Gallons Hedged	Oil Price per
	Requirements	(in millions)	Barrel
Third Quarter 2005	50%	55.7	$28.81
Fourth Quarter 2005	50%	50.4	$31.85
First Quarter 2006	50%	50.8	$35.70
Second Quarter 2006	50%	53.5	$39.76
Third Quarter 2006	40%	45.9	$41.58
Fourth Quarter 2006	30%	31.2	$42.70
First Quarter 2007	20%	20.9	$43.09
Second Quarter 2007	19%	21.3	$45.11
Third Quarter 2007	22%	26.0	$45.27
Fourth Quarter 2007	17%	17.8	$47.89
First Quarter 2008	11%	12.3	$50.44
Second Quarter 2008	6%	7.1	$49.26
Third Quarter 2008	6%	6.8	$48.97
Fourth Quarter 2008	5%	5.5	$48.68
The fair values of the Company’s fuel hedge positions for the period ended June 30, 2005 and December 31, 2004 were $194.5 million and $96.0 million, respectively, and are presented as fuel hedge contracts as both current and non-current assets in the consolidated balance sheets.

Note 5. Other Assets
At June 30, 2005 and December 31, 2004 , other assets consisted of the following (in millions):

	June 30, 2005	December 31, 2004

Restricted deposits (primarily restricted investments)	$87.3	$84.2
Deferred costs and other	42.6	27.7
Restricted cash for senior convertible notes	—	3.6

	$129.9	$115.5

Note 6. Mileage Plan
Alaska’s Mileage Plan liabilities are included under the following balance sheet captions (in millions):

	June 30, 2005	December 31, 2004

Current Liabilities:
Other accrued liabilities	$154.6	$136.6
Other Liabilities and Credits (non-current):
Deferred revenue	256.6	252.9
Other liabilities	20.0	19.8

Total	$431.2	$409.3

Note 7. Employee Benefit Plans
Pension Plans-Qualified Defined Benefit
Net pension expense for the three and six months ended June 30 included the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$11.8	$13.7	$25.5	$27.4
Interest cost	12.9	12.0	25.8	24.0
Expected return on assets	(12.5)	(10.7)	(25.0)	(21.4)
Amortization of prior service cost	1.2	1.3	2.4	2.6
Actuarial gain	3.6	3.7	7.2	7.4

Net pension expense	$17.0	$20.0	$35.9	$40.0

The Company made $19.3 million and $38.6 million in contributions during the three and six months ended June 30, 2005, respectively, and expects to contribute an additional $19.3 million to these plans during the remainder of 2005. The Company made $16.5 million and $32.9 million in contributions to its defined benefit pension plans during the three and six months ended June 30, 2004, respectively.

Pension Plans-Nonqualified Defined Benefit
Net pension expense for the unfunded, noncontributory defined benefit plans for certain elected officers of the Company for the three and six months ended June 30 included the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	0.4	0.5	0.8	1.0
Actuarial gain	0.1	0.2	0.2	0.4

Net pension expense	$0.8	$1.0	$1.6	$2.0

Postretirement Medical Benefits
Net periodic benefit cost for the postretirement medical plans for the three and six months ended June 30 included the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$1.0	$1.2	$2.0	$2.4
Interest cost	1.1	1.3	2.2	2.6
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Actuarial gain	0.5	0.7	1.0	1.4

Net periodic benefit cost	$2.5	$3.1	$5.0	$6.2

Note 8. Earnings Per Share
SFAS No. 128, “Earnings per Share” requires that companies use income from continuing operations before extraordinary items and the cumulative effect of an accounting change as the “control number” in determining whether potential common shares are dilutive or antidilutive. As the Company reported income before the accounting change for both the quarter and the six months ended June 30, 2005, the potential common shares from the Company’s common stock options and senior convertible notes are included in the calculation for diluted earnings (loss) per share. Therefore, for the three and six months ended June 30, 2005, the dilutive impact of common stock options and 5.8 million common shares that would have been outstanding upon conversion of the senior convertible notes were included in the calculations. Outstanding options to purchase 1.9 million common shares were excluded from the calculation in 2005 as the impact of those options would have been antidilutive. For the three and six months ended June 30, 2004, options to purchase 3.9 million shares and the effect of the senior convertible notes were excluded from the computation of diluted loss per share in 2004 because the impact would have been antidilutive. Income (loss) per share was calculated as follows (in millions except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Basic Earnings (Loss) Per Share
Income (loss) before accounting change	$17.4	$(1.7)	$27.3	$(44.4)
Weighted average shares outstanding	27.200	26.818	27.173	26.798

Income (loss) per share before accounting change	$0.64	$(0.06)	$1.01	$(1.66)

Cumulative effect of accounting change, net of tax	NA	NA	$(90.4)	NA
Weighted average shares outstanding	NA	NA	27.173	NA

Per share cumulative effect of accounting change	NA	NA	$(3.33)	NA

Net income (loss)	$17.4	$(1.7)	$(63.1)	$(44.4)
Weighted average shares outstanding	27.200	26.818	27.173	26.798

Net income (loss) per share	$0.64	$(0.06)	$(2.32)	$(1.66)

Diluted Earnings (Loss) Per Share
Income (loss) before accounting change	$17.4	$(1.7)	$27.3	$(44.4)
Interest on convertible notes, net of tax	1.3	—	2.5	—

Diluted income (loss) before accounting change	$18.7	$(1.7)	$29.8	$(44.4)
Weighted average diluted shares outstanding	33.273	26.818	33.256	26.798

Income (loss) per share before accounting change	$0.56	$(0.06)	$0.90	$(1.66)

Cumulative effect of accounting change, net of tax	NA	NA	$(90.4)	NA
Weighted average shares outstanding	NA	NA	33.256	NA

Per share cumulative effect of accounting change	NA	NA	$(2.72)	NA

Net income (loss)	$17.4	$(1.7)	$(63.1)	$(44.4)
Interest on convertible notes, net of tax	1.3	—	2.5	—

Diluted net income (loss)	$18.7	$(1.7)	$(60.6)	$(44.4)
Weighted average shares outstanding	33.273	26.818	33.256	26.798

Net income (loss) per share	$0.56	$(0.06)	$(1.82)	$(1.66)

Note 9. Operating Segment Information
Operating segment information for Alaska and Horizon for the three and six month periods ended June 30 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Operating revenues:
Alaska	$616.3	$577.6	$1,139.6	$1,068.9
Horizon	140.6	124.7	261.8	235.0
Other*	0.2	0.2	0.5	0.5
Elimination of intercompany revenues	(0.6)	(1.2)	(2.9)	(5.1)

Consolidated	$756.5	$701.3	$1,399.0	$1,299.3

Income (loss) before income tax and accounting change:
Alaska	$22.1	$(2.8)	$37.5	$(56.0)
Horizon	11.1	4.7	15.7	(5.7)
Other*	(3.5)	(2.6)	(6.5)	(5.2)

Consolidated	$29.7	$(0.7)	$46.7	$(66.9)

Total assets at end of period:
Alaska			$3,105.8	$3,144.8
Horizon			325.9	290.7
Other*			774.6	809.2
Elimination of intercompany accounts			(835.8)	(882.7)

Consolidated			$3,370.5	$3,362.0

*	Includes the parent company, Alaska Air Group, Inc, including its investments in Alaska and Horizon, which are eliminated in consolidation.
Note 10. Long-Term Debt and Capital Lease Obligations
At June 30, 2005 and December 31, 2004, long-term debt and capital lease obligations were as follows (in millions):

	June 30, 2005	December 31, 2004

Fixed rate notes payable due through 2020	$536.4	$361.3
Variable rate notes payable due through 2020	349.8	531.2
Senior convertible notes due through 2023	150.0	150.0

Long-term debt	1,036.2	1,042.5
Capital lease obligations	0.3	0.5
Less current portion	(57.0)	(53.4)

	$979.5	$989.6

During the first six months of 2005, Horizon issued $20.0 million of debt secured by flight equipment, having a fixed interest rate of 6.07% and a fifteen-year term.
During 2004, Alaska repaid its $150 million credit facility and, on December 23, 2004, that facility expired. On March 25, 2005, Alaska Airlines, Inc. finalized a $160 million variable rate credit facility with a syndicate of financial institutions that will expire in March 2008. The interest rate on the credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus 200 basis points. Any borrowings will be secured by either aircraft or cash collateral. This credit facility contains contractual restrictions and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on liens, asset dispositions, dividends, and certain other expenditures. Such provisions restrict Alaska Airlines from distributing any funds to Alaska Air Group in the form of dividends and limit the amount of funds Alaska Airlines can loan to Alaska Air Group. As of June 30, 2005, $300.0 million was available to loan to Alaska Air Group without violating the covenants in the credit facility. As of June 30, 2005, there are no outstanding borrowings on this credit facility.
In the second quarter of 2005, the Company exercised its option under several of its existing variable rate long-term debt arrangements to fix the interest rates through maturity. The fixed rates on these affected debt arrangements range from 5.2% to 6.3%. These changes did not result in any gain or loss in the consolidated statements of operations.
Note 11. Aircraft Commitments
Alaska entered into an aircraft purchase agreement during the second quarter of 2005 to acquire 35 B737-800 aircraft with deliveries beginning in January 2006 and continuing through April 2011. The purchase agreement also includes options to purchase an additional 15 aircraft. Concurrent with the execution of this purchase agreement, Alaska paid $110.9 million in aircraft purchase and option deposits using cash and a credit of $9.7 million received from the manufacturer. The $9.7 million credit has been deferred as other liabilities in the Company’s balance sheet and will be applied to the purchase price of future aircraft upon delivery.
As of June 30, 2005, the Company has firm purchase commitments for 44 aircraft requiring aggregate future payments of approximately $1.4 billion. In addition to the 15 options noted above, Horizon has options to purchase 11 Q400’s and 19 CRJ 700’s. Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft with leases, long-term debt or internally generated cash.
Note 12. Contingencies
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
In May 2005, the Air Line Pilots Association filed a lawsuit in federal district court in Seattle to overturn the current labor contract covering Alaska’s pilots as established by an arbitrator, which was effective May 1, 2005. In the unlikely event that the arbitrator’s decision is overturned, Alaska may be required to pay wages retroactively to May 1, 2005 as if the contract that existed prior to the arbitrator’s decision were still in effect. On July 21, 2005, the Company filed a motion to dismiss the lawsuit. The motion will be decided on evidence submitted or following oral argument. A decision is expected in the third quarter of 2005. At this time, the Company has no reason to believe that an unfavorable outcome is likely.
In March 2005, the Company filed a claim against the International Association of Machinists (IAM) seeking to compel arbitration of the dispute regarding the subcontracting of the Company’s ramp service operation in Seattle. In May 2005, the IAM filed a counter claim against the Company alleging that the Company violated the status quo and engaged in bad faith bargaining. On May 13, 2005, the Company announced that it had subcontracted the ramp service operation in Seattle, resulting in the immediate reduction of approximately 475 employees represented by the IAM. Shortly after this event, the IAM filed a motion for a preliminary injunction seeking to reverse the subcontracting by the Company. That motion was heard and denied by a federal court judge on June 2, 2005. The Company’s lawsuit and the IAM’s counterclaim are still pending in federal court. A discovery schedule and trial date have not yet been set. At this time, the Company has no reason to believe that an unfavorable outcome is likely.

Alaska Airlines Financial and Statistical Data (Unaudited)

	Three Months Ended June 30			Six Months Ended June 30
			%			%
Financial Data (in millions):	2005	2004	Change	2005	2004	Change
Operating Revenues:
Passenger	$561.2	$519.9	7.9%	$1,032.5	$969.2	6.5%
Freight and mail	23.9	23.1	3.5%	43.2	40.8	5.9%
Other — net	31.2	34.6	-9.8%	63.9	58.9	8.5%

Total Operating Revenues	616.3	577.6	6.7%	1,139.6	1,068.9	6.6%

Operating Expenses:
Wages and benefits	182.0	203.7	-10.7%	381.7	404.5	-5.6%
Contracted services	31.6	29.4	7.5%	59.4	52.5	13.1%
Aircraft fuel	151.5	112.6	34.5%	279.1	206.2	35.4%
Aircraft maintenance	50.2	40.7	23.3%	100.3	84.2	19.1%
Aircraft rent	29.3	27.9	5.0%	57.7	57.4	0.5%
Food and beverage service	11.5	13.0	-11.5%	22.4	24.2	-7.4%
Other selling expenses and commissions	31.2	31.3	-0.3%	63.9	65.2	-2.0%
Depreciation and amortization	30.7	30.4	1.0%	61.0	63.2	-3.5%
Landing fees and other rentals	40.5	35.3	14.7%	81.1	68.5	18.4%
Other	41.5	38.1	8.9%	79.9	75.8	5.4%
Restructuring charges	14.7	—	NM	22.1	—	NM
Impairment of aircraft and related spare parts	—	36.8	NM	—	36.8	NM

Total Operating Expenses	614.7	599.2	2.6%	1,208.6	1,138.5	6.2%

Operating Income (Loss)	1.6	(21.6)	NM	(69.0)	(69.6)	NM

Interest income	7.6	6.3		13.9	11.6
Interest expense	(12.4)	(10.7)		(23.9)	(21.5)
Interest capitalized	1.2	0.2		1.9	0.3
Fuel hedging gains	23.9	22.8		117.3	23.3
Other — net	0.2	0.2		(2.7)	(0.1)

	20.5	18.8		106.5	13.6

Income (Loss) Before Income Tax and Accounting Change	$22.1	$(2.8)	NM	$37.5	$(56.0)	NM

Operating Statistics:
Revenue passengers (000)	4,232	4,116	2.8%	8,083	7,707	4.9%
RPMs (000,000)	4,317	4,104	5.2%	8,214	7,684	6.9%
ASMs (000,000)	5,543	5,635	-1.6%	10,913	10,813	0.9%
Passenger load factor	77.9%	72.8%	5.1 pts	75.3%	71.1%	4.2 pts
Yield per passenger mile	13.00¢	12.67¢	2.5%	12.57¢	12.61¢	-0.3%
Operating revenue per ASM	11.12¢	10.25¢	8.4%	10.44¢	9.89¢	5.6%
Operating expenses per ASM (a)	11.09¢	10.63¢	4.2%	11.07¢	10.53¢	5.2%
Operating expense per ASM excluding fuel, impairment and restructuring charges(a)	8.09¢	7.98¢	1.4%	8.31¢	8.28¢	0.4%
Raw fuel cost per gallon (a)	179.5¢	131.6¢	36.4%	167.7¢	124.4¢	34.8%
GAAP fuel cost per gallon (a)	175.8¢	126.7¢	38.8%	163.8¢	120.0¢	36.5%
Economic fuel cost per gallon (a)	151.1¢	123.1¢	22.7%	142.1¢	118.2¢	20.2%
Fuel gallons (000,000)	86.2	88.9	-3.1%	170.4	171.8	-0.8%
Average number of employees	9,144	10,255	-10.8%	9,180	10,120	-9.3%
Aircraft utilization (blk hrs/day)	10.7	11.1	-3.6%	10.3	10.7	-3.7%
Operating fleet at period-end	109	108	0.9%	109	108	0.9%

NM	= Not Meaningful

(a)	See Note A on Page 23.

Horizon Air Financial and Statistical Data (Unaudited)

	Three Months Ended June 30			Six Months Ended June 30
			%			%
Financial Data (in millions):	2005	2004	Change	2005	2004	Change
Operating Revenues:
Passenger	$136.9	$120.4	13.7%	$254.6	$226.9	12.2%
Freight and mail	0.9	1.1	-18.2%	1.9	2.0	-5.0%
Other — net	2.8	3.2	-12.5%	5.3	6.1	-13.1%

Total Operating Revenues	140.6	124.7	12.8%	261.8	235.0	11.4%

Operating Expenses:
Wages and benefits	43.1	40.9	5.4%	86.3	82.4	4.7%
Contracted services	6.1	5.2	17.3%	11.6	10.4	11.5%
Aircraft fuel	23.7	16.0	48.1%	42.8	30.2	41.7%
Aircraft maintenance	8.1	9.4	-13.8%	19.2	16.7	15.0%
Aircraft rent	17.6	19.1	-7.9%	35.3	37.4	-5.6%
Food and beverage service	0.6	0.6	0.0%	1.2	1.0	20.0%
Other selling expenses and commissions	7.3	6.7	9.0%	14.0	13.2	6.1%
Depreciation and amortization	4.3	3.3	30.3%	7.9	6.3	25.4%
Landing fees and other rentals	11.7	10.3	13.6%	23.5	20.2	16.3%
Other	9.6	10.7	-10.3%	20.9	21.8	-4.1%
Impairment of aircraft and spare engines	—	0.4	NM	—	2.8	NM

Total Operating Expenses	132.1	122.6	7.7%	262.7	242.4	8.4%

Operating Income (Loss)	8.5	2.1	NM	(0.9)	(7.4)	NM

Interest income	0.4	0.4		0.7	0.6
Interest expense	(1.5)	(1.0)		(2.7)	(2.3)
Interest capitalized	0.1	0.1		0.2	0.3
Fuel hedging gains	3.6	3.1		18.4	3.1

	2.6	2.6		16.6	1.7

Income (Loss) Before Income Tax	$11.1	$4.7	NM	$15.7	$(5.7)	NM

Operating Statistics:
Revenue passengers (000)	1,638	1,454	12.7%	3,113	2,721	14.4%
RPMs (000,000)	620	535	15.9%	1,160	985	17.8%
ASMs (000,000)	849	792	7.2%	1,631	1,484	9.9%
Passenger load factor	73.0%	67.5%	5.5 pts	71.1%	66.4%	4.7 pts
Yield per passenger mile	22.08¢	22.50¢	-1.9%	21.95¢	23.04¢	-4.7%
Operating revenue per ASM	16.57¢	15.75¢	5.2%	16.05¢	15.84¢	1.3%
Operating expenses per ASM (a)	15.57¢	15.49¢	0.5%	16.11¢	16.34¢	-1.4%
Operating expense per ASM excluding fuel and impairment charges(a)	12.78¢	13.43¢	-4.9%	13.48¢	14.12¢	-4.5%
Raw fuel cost per gallon (a)	187.6¢	136.1¢	37.7%	175.1¢	128.4¢	36.4%
GAAP fuel cost per gallon (a)	183.7¢	131.1¢	40.2%	171.9¢	124.3¢	38.3%
Economic fuel cost per gallon (a)	158.9¢	127.1¢	25.0%	149.0¢	122.8¢	21.3%
Fuel gallons (000,000)	12.9	12.2	5.7%	24.9	24.3	2.5%
Average number of employees	3,414	3,414	0.0%	3,389	3,379	0.3%
Aircraft utilization (blk hrs/day)	8.5	8.4	1.4%	8.9	8.0	11.3%
Operating fleet at period-end	65	64	1.6%	65	64	1.6%

NM	= Not Meaningful

(a)	See Note A on Page 23.

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
The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for both Alaska Airlines, Inc. and Horizon Air Industries, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
Alaska Airlines, Inc.:
($ in millions)	2005	2004	2005	2004
Unit cost reconciliations:
Operating expenses	$614.7	$599.2	$1,208.6	$1,138.5
ASMs (000,000)	5,543	5,635	10,913	10,813

Operating expenses per ASM	11.09¢	10.63¢	11.07¢	10.53¢

Operating expenses	$614.7	$599.2	$1,208.6	$1,138.5
Less: aircraft fuel	(151.5)	(112.6)	(279.1)	(206.2)
Less: restructuring charges	(14.7)	—	(22.1)	—
Less: impairment of aircraft	—	(36.8)	—	(36.8)

Operating expense excluding fuel, restructuring charges, and impairment charge	$448.5	$449.8	$907.4	$895.5
ASMs (000,000)	5,543	5,635	10,913	10,813

Operating expense per ASM excluding fuel, restructuring charges, and impairment charge	8.09¢	7.98¢	8.31¢	8.28¢

Reconciliation from GAAP pretax income (loss):
Pretax income (loss) reported GAAP amounts	$22.1	$(2.8)	$37.5	$(56.0)
Less: mark-to-market hedging gains included in nonoperating income (expense)	(2.6)	(19.6)	(80.3)	(20.1)
Add: restructuring charges	14.7	—	22.1	—
Add: impairment of aircraft and related spare parts	—	36.8	—	36.8

Pretax income (loss) excluding restructuring charges, impairment charge, government comp and mark-to-market hedging gains	$34.2	$14.4	$(20.7)	$(39.3)

	Three Months Ended June 30,
	2005		2004
	(in millions)	Cost/Gal	(in millions)	Cost/Gal

Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$154.7	$1.80	$117.0	$1.32
Less: gains on settled hedges included in fuel expense	(3.2)	(0.04)	(4.4)	(0.05)

GAAP fuel expense	$151.5	$1.76	$112.6	$1.27
Less: gains on settled hedges included in nonoperating income (expense)	(21.3)	(0.25)	(3.2)	(0.04)

Economic fuel expense	$130.2	$1.51	$109.4	$1.23

Fuel gallons (000,000)	86.2		88.9

Mark-to-market gains (losses) included in non-operating income related to hedges that settle in future periods	$2.6		$19.6

	Six Months Ended June 30,
	2005		2004
	(in millions)	Cost/Gal	(in millions)	Cost/Gal

Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$285.7	$1.68	$213.7	$1.24
Less: gains on settled hedges included in fuel expense	(6.6)	(0.04)	(7.5)	(0.04)

GAAP fuel expense	$279.1	$1.64	$206.2	$1.20
Less: gains on settled hedges included in nonoperating income (expense)	(37.0)	(0.22)	(3.2)	(0.02)

Economic fuel expense	$242.1	$1.42	$203.0	$1.18

Fuel gallons (000,000)	170.4		171.8

Mark-to-market gains (losses) included in non-operating income related to hedges that settle in future periods	$80.3		$20.1

	Three Months Ended June 30,		Six Months Ended June 30,
Horizon Air Industries, Inc.
($ in millions)	2005	2004	2005	2004
Unit cost reconciliations:
Operating expenses	$132.1	$122.6	$262.7	$242.4
ASMs (000,000)	849	792	1,631	1,484

Operating expenses per ASM	15.57¢	15.49¢	16.11¢	16.34¢

Operating expenses	$132.1	$122.6	$262.7	$242.4
Less: aircraft fuel	(23.7)	(16.0)	(42.8)	(30.2)
Less: impairment of aircraft	—	(0.4)	—	(2.8)

Operating expense excluding fuel and impairment charge	$108.4	$106.2	$219.9	$209.4
ASMs (000,000)	849	792	1,631	1,484

Operating expense per ASM excluding fuel and impairment charge	12.78¢	13.43¢	13.48¢	14.12¢

Reconciliation from GAAP pretax income (loss):
Pretax income (loss) reported GAAP amounts	$11.1	$4.7	$15.7	$(5.7)
Less: mark-to-market hedging gains included in nonoperating income (expense)	(0.4)	(2.7)	(12.7)	(2.7)
Add: impairment of aircraft and related spare parts	—	0.4	—	2.8

Pretax income (loss) excluding impairment charge and mark-to-market hedging gains	$10.7	$2.4	$3.0	$(5.6)

Aircraft fuel reconciliations:

	Three Months Ended June 30,
	2005		2004
	(in millions)	Cost/Gal	(in millions)	Cost/Gal

Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$24.2	$1.88	$16.6	$1.36
Less: gains on settled hedges included in fuel expense	(0.5)	(0.04)	(0.6)	(0.05)

GAAP fuel expense	$23.7	$1.84	$16.0	$1.31
Less: gains on settled hedges included in nonoperating income (expense)	(3.2)	(0.25)	(0.4)	(0.03)

Economic fuel expense	$20.5	$1.59	$15.6	$1.28

Fuel gallons (000,000)	12.9		12.2

Mark-to-market gains (losses) included in non-operating income related to hedges that settle in future periods	$0.4		$2.7

	Six Months Ended June 30,
	2005		2004
	(in millions)	Cost/Gal	(in millions)	Cost/Gal
Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$43.6	$1.75	$31.2	$1.28
Less: gains on settled hedges included in fuel expense	(0.8)	(0.03)	(1.0)	(0.04)

GAAP fuel expense	$42.8	$1.72	$30.2	$1.24
Less: gains on settled hedges included in nonoperating income (expense)	(5.7)	(0.23)	(0.4)	(0.01)

Economic fuel expense	$37.1	$1.49	$29.8	$1.23

Fuel gallons (000,000)	24.9		24.3

Mark-to-market gains (losses) included in non-operating income related to hedges that settle in future periods	$12.7		$2.7

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
Second Quarter in Review and Current Events
In the second quarter of 2005, despite nearly flat capacity, revenues continued to improve due to increases in passenger traffic at both Alaska and Horizon, coupled with a modest improvement in ticket yields at Alaska over prior year. Operating expenses per available seat mile increased 4.2% at Alaska to 11.09 cents and 0.5% at Horizon to 15.57 cents compared to the second quarter of 2004. Fuel is a major component of our operating costs and fuel prices reached record highs once again in the second quarter. At Alaska, our unit costs excluding fuel, impairment, and restructuring charges during the second quarter of 2005 increased slightly compared to the second quarter of 2004. This is due to the reduction in capacity at Alaska from the prior year quarter due to the reduction of our 2005 summer flight schedule. Horizon, however, continued to see improvement in unit costs excluding fuel, impairment, and restructuring charges over the prior period. Our cost per available seat mile excluding fuel, impairment, and restructuring charges increased 1.4% at Alaska to 8.09 cents and declined 4.9% at Horizon to 12.78 cents compared to the second quarter of 2004.
Although revenues and pretax income at Alaska have improved over the prior year, we are facing several operational difficulties due to the combined effects of the recent labor and operational changes across our company. The result has been operational performance that is well below our goal. Our operational performance, measured by on-time arrivals and departures, declined significantly from the second quarter of 2004. In order to improve our operational performance, we reduced our capacity throughout the remainder of 2005 from our original expectations through schedule reductions and the elimination of certain flights. This capacity reduction will impact our revenue in the third and fourth quarters, although the impact is not known at this time.
Labor Costs and Negotiations
Despite ongoing negotiations in late 2003 and much of 2004, we were unable to reach a new agreement with the Air Line Pilots Association (ALPA) and, therefore, pursuant to the terms of the collective bargaining agreement, submitted to binding arbitration during the first quarter of 2005, the decision of which became effective on May 1, 2005. The arbitration resulted in an average pilot wage reduction of approximately 26%, various work rule changes that should result in productivity improvements, and higher employee health care contributions. No changes were made to the pilots’ pension plan. Subsequent to the arbitrator’s decision, the Company and ALPA reached a tentative agreement that, among other things, provided an across-the-board 20% reduction of pilot’s wages rather than the average 26% reduction from the arbitrator’s decision and a number of work rule changes. The pilot group rejected this agreement on July 11, 2005 and, therefore, the contract resulting from the arbitrator’s decision will stand and will become amendable on May 1, 2007. We have reached a tentative agreement with ALPA to resolve certain aspects of the current contract such as vacation and training pay, health care and profit sharing. ALPA filed a lawsuit in federal district court to vacate the arbitrator’s decision. At this time, the Company has no reason to believe that an unfavorable outcome is likely (See Part II: Other Information – Item 1: Legal Proceedings).
During the second quarter of 2005, we presented a contract offer to the International Association of Machinists (IAM, representing our ramp workers) that was rejected by this work group. We subcontracted our Seattle ramp operations to a third party effective May 13, 2005. This resulted in an immediate reduction of approximately 475 employees. We offered a severance package, substantially the same as the severance packages offered to other employees in late 2004, to those affected by the subcontracting that included cash payments based on years of service, one year of medical coverage after the severance date and continued travel benefits for a period of time. The IAM accepted the severance package in June 2005 and, as a result, we recorded a charge of $16.1 million in the second quarter of 2005 related to the restructuring, which was offset by a $1.4 million adjustment related to the remaining restructuring liability from our prior restructuring efforts, resulting in a net restructuring charge of $14.7 million. The IAM has filed a lawsuit in federal court alleging a violation of the status quo and that we engaged in bad faith bargaining. At this time, the Company has no reason to believe that an unfavorable outcome is likely (See Part II: Other Information – Item 1: Legal Proceedings).
A tentative agreement with the Association of Flight Attendants (AFA) was rejected by the majority of Alaska’s flight attendants on July 19, 2005. A tentative agreement with the Aircraft Mechanics Fraternal Association (AMFA) was rejected by the majority of Alaska’s aircraft technicians on July 27, 2005. The Company will resume talks with the AFA and AMFA soon to determine next steps in these processes.
Although we are disappointed that we have not been able to secure contracts with IAM, AFA, or AMFA thus far, we believe the negotiations to date have been productive. None of the contract negotiations is at an impasse or has reached the 30 day cooling off period required under the Railway Labor Act that would trigger self help. Therefore, we currently believe the risk of a work stoppage or other material service disruption in the near future is very low.

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
The implications of this change are twofold: First, our earnings can be more volatile as we mark our entire hedge portfolio to market each quarter-end and report the gain or loss in other non-operating income or expense, even though the actual consumption will take place in a future period. In times of rising fuel prices such as the second quarter of 2005, this will have the effect of increasing our reported net income or decreasing our reported net loss. Our mark-to-market gains recorded in the second quarter of 2005 for contracts that settle in future periods were $3.0 million compared to $22.3 million in the second quarter of 2004. Second, to a large extent, the impact of our fuel hedge program will not be reflected in fuel expense. In the second quarter of 2005, we recorded gains from settled fuel hedges totaling $28.2 million, but only $3.7 million of that gain is reflected as an offset to fuel expense with the balance reported in other non-operating income. In the second quarter of 2004, gains of $5.0 million on settled hedges were recorded as an offset to fuel expense and gains of $3.6 million were recorded in non-operating income related to settled hedges.
We have provided information on mark-to-market gains or losses, as well as calculations of our economic fuel cost per gallon on pages 23 and 24.
We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.
Impairment of 737-200C Aircraft in 2004
In the second quarter of 2004, our Board approved a plan to accelerate the retirement of our Boeing 737-200C fleet and remove those aircraft from service earlier than initially planned. As a result of this decision, we recorded an impairment charge totaling $36.8 million (pretax) to write down the fleet to its estimated fair market value.
Aircraft Commitment
On June 15, 2005, Alaska Airlines, Inc. entered into an aircraft purchase agreement with The Boeing Company to purchase 35 B737-800 aircraft with deliveries beginning in January 2006 and continuing through April 2011. The purchase agreement includes options to purchase an additional 15 aircraft with deliveries between July 2007 and April 2009. The order also includes rights to purchase an additional 50 737-800s under the same terms as the agreement.
Capacity Outlook
For 2005, Alaska and Horizon expect capacity to be flat and up approximately 10%, respectively, compared to 2004 capacity. We recently reduced the estimated capacity forecast for the remainder of the year for Alaska due to schedule reductions that are being made to improve operational reliability. Horizon’s expected capacity increase is due largely to the annualization of aircraft additions in the last half of 2004, the addition of one new CRJ-700 in the first quarter of 2005, and higher utilization resulting from the annualization of the contract flying for Frontier. In addition, Horizon has completed the addition of a row of seats to the Q400 fleet increasing capacity from 70 to 74 seats.
We expect to begin service to Dallas/Fort Worth in September 2005. During the second quarter, we announced service from Los Angeles to Mexico City beginning in August 2005.
Results of Operations
Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004
Our consolidated net income for the second quarter of 2005 was $17.4 million, or $0.56 per diluted share, versus a net loss of $1.7 million, or $0.06 per diluted share, in the second quarter of 2004.
Our consolidated operating income for the second quarter of 2005 was $9.1 million compared to an operating loss of $20.6 million during the same period of 2004. Our consolidated pre-tax net income for the quarter was $29.7 million compared to a pre-tax loss of $0.7 million for the second quarter of 2004. Both the 2005 and 2004 results include certain significant items that impact the comparability of the quarters. These items are discussed in the “Second Quarter in Review and Current Events” section beginning on page 25. Excluding those items, the quarter over quarter improvement can be characterized by higher revenues, offset by significantly higher fuel costs and relatively flat operating expenses. Wages and benefits declined significantly due to some of the recent initiatives and new pilot contract at Alaska. However, these declines were largely offset by higher operating expenses in other areas.
Financial and statistical data comparisons for Alaska and Horizon are shown on pages 21 and 22, respectively. On pages 23 and 24, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.
Alaska Airlines Revenues
Operating revenues increased $38.7 million, or 6.7%, during the second quarter of 2005 as compared to the same period in 2004. For the quarter, revenue passenger miles (RPMs or traffic) increased 5.2% over prior year and ticket yields per passenger mile increased approximately 2.5%. The increase in yield per passenger mile was a result of a modest increase in ticket prices industry-wide designed to offset higher fuel prices.
Our operating revenues per available seat mile (ASM) increased by 8.4% compared to the prior year driven primarily by the increase in ticket yields as discussed above and a 1.6% decline in ASMs. The capacity decreases are primarily due to the reduction in our flight schedule that was announced in June 2005 and the retirement of two B737-200s in 2004, offset by the additional seats added to the B737-400 fleet during the fourth quarter of 2004 and the addition of two B737-800s in the first quarter of 2005. The increase in traffic offset by the capacity decrease, resulted in an increase in load factor from 72.8% to 77.9%. We expect that load factors will continue to be strong and that yields and passenger unit revenues will continue to trend slightly higher through the remainder of 2005.
Freight and mail revenues increased $0.8 million, or 3.5%, compared to the same period in 2004 because of a relatively new mail contract we have in the State of Alaska offset by lower freight revenues.
Other-net revenues decreased $3.4 million, or 9.8%, due to the termination of contract maintenance work that we were performing for third parties in the second quarter of 2004 and are no longer performing. This was offset by increases in Mileage Plan revenues, resulting from higher award redemption on our partner airlines and an increase in cash receipts from miles sold.
Alaska Airlines Expenses
For the quarter, total operating expenses increased $15.5 million, or 2.6%, as compared to the same period in 2004 despite a 1.6% decrease in capacity. Operating expenses per ASM increased 4.2% from 10.63 cents in the second quarter of 2004 to 11.09 cents in the second quarter of 2005. The increase in operating expenses is due largely to the significant increases in fuel costs, the restructuring charge related to the subcontracting of the ramp services operation in Seattle, contracted services costs, aircraft maintenance, and landing fees and other rentals, offset by a decline in wages and benefits and food and beverage service. Operating expense per ASM excluding fuel, restructuring and impairment charges increased 1.4% as compared to the same period in 2004. Our estimates of costs per ASM, excluding fuel and restructuring or impairment charges, for the third quarter, fourth quarter and full year of 2005 are 7.4 cents, 7.4 cents, and between 7.8 and 7.9 cents, respectively.
Explanations of significant period-over-period changes in the components of operating expenses are as follows:
•	Wages and benefits decreased $21.7 million, or 10.7%, during the second quarter. Wages have been favorably impacted by the restructuring initiatives announced in August and September of 2004 and the reduction in pilot wages resulting from the arbitrator’s decision in May 2005. Additionally, during the second quarter of 2005, we subcontracted our ramp services operation in Seattle. We expect a greater year-over-year decline in wages in the third quarter of 2005 as we see the full effect of some of these changes, with the increase tapering down as we get into the fourth quarter. We estimate that wages and benefits will decline approximately $34 million, or 16%, in the third quarter and $19 million, or 10% in the fourth quarter as compared to the same periods in 2004 as we complete a full year under some of the restructuring changes that were made in the fourth quarter of the prior year. The period over period declines in wages and benefits are partially offset by increases in contracted services and maintenance expense due to the subcontracting of certain operations.

•	Contracted services increased $2.2 million, or 7.5%, due largely to the contracting out of the Company’s fleet service and ground service equipment and facility maintenance in the fourth quarter of 2004, and the Seattle ramp operations in the second quarter of 2005. We expect a larger increase from prior year in the third and fourth quarters due to the ramp service operations being subcontracted for the full quarters.

•	Aircraft fuel increased $38.9 million, or 34.5%, due to a 38.8% increase in the GAAP fuel cost per gallon, offset by a 3.1% decrease in fuel gallons consumed. The increase in aircraft fuel expense is inclusive of $3.2 million of gains from settled hedges. During the second quarter of 2005, Alaska also realized $21.3 million of gains from settled hedges, which are recorded in other non-operating income. After including all gains on settled hedges recorded during the quarter, our “economic,” or net, fuel expense increased $20.8 million, or 19.0%, over the same period in 2004. Our economic fuel cost per gallon increased 22.7% over the second quarter of 2004 from $1.23 to $1.51. At current market prices, we expect that the cost per gallon in the third and fourth quarters will meet or exceed second quarter levels.

See page 23 for a table summarizing fuel cost per gallon realized by Alaska (the economic cost per gallon), the cost per gallon on a GAAP basis (including hedging gains recorded in aircraft fuel and non-operating income (expense)) and fuel cost per gallon excluding all hedging activities.

•	Aircraft maintenance increased $9.5 million, or 23.3%, due largely to our power-by-the-hour maintenance agreement, whereby we expense B737-400 engine maintenance on a flight-hour basis, regardless of whether the work was actually performed during the period. Other factors causing the increase were the contracting out of related heavy maintenance to third parties, which resulted in a shift of costs from wages and benefits into aircraft maintenance, more airframe work and engine overhauls in 2005 compared to 2004, and the change in our accounting policy regarding engine and airframe overhauls (see Note 2 to our condensed consolidated financial statements). We expect that maintenance expense will be higher by $15 million and $6 million in the third and fourth quarters of 2005, respectively, compared to the same periods in 2004 as a result of the factors above and our decision to move the timing of some maintenance activities up from 2006.

•	Aircraft rent increased $1.4 million, or 5.0%, due to the additional operating lease on a B737-800 that was delivered in March 2005, offset by lower rates on extended leases.

•	Food and beverage service expense decreased $1.5 million, or 11.5%, due primarily to increased focus on cost reduction resulting in a decrease in average food and beverage cost per passenger.

•	Landing fees and other rentals increased $5.2 million, or 14.7% despite a decrease in the number of departures. The higher rates reflect increased rental costs, primarily in Seattle, Portland and Los Angeles. We expect landing fees and other rentals to continue to increase by 10% to 15% in the third and fourth quarters compared to 2004 as a result of airport facility expansions and higher costs related to airport security.

•	Other expense increased $3.4 million, or 8.9%, primarily reflecting increases in passenger remuneration costs, professional services costs, legal settlement costs and personnel and crew costs.
Horizon Air Revenues
For the second quarter, operating revenues increased $15.9 million, or 12.8% as compared to 2004. This increase is due largely to increased traffic in the native network, partially offset by a 1.9% decline in ticket yields.
For the three months ending June 30, 2005, capacity increased 7.2% and traffic was up 15.9%, compared to the same period in 2004 due primarily to the addition of one CRJ 700, four additional seats on each of our Q400’s and an increase in the average trip length. Passenger yield decreased 1.9% to 22.08 cents per passenger mile due primarily to an increase in average trip lengths across the native network, partially as a result of increased harmonization flying with Alaska. Passenger revenues increased by $16.5 million, or 13.7%, due primarily to the increase in traffic resulting from increased harmonization flying with Alaska and in our native network.
Horizon Air Expenses
Operating expenses increased $9.5 million, or 7.7%, as compared to the same period in 2004. Operating expenses per ASM increased 0.5% as compared to 2004. Operating expenses per ASM excluding fuel and impairment charges decreased 4.9% as compared to the same period in 2004. Operating expenses in 2004 include $0.4 million related to an impairment charge on our held-for-sale F-28 aircraft and spare engines to lower the carrying value of these assets to their estimated fair value. Our estimates of costs per ASM, excluding fuel and special charges, for the third quarter, fourth quarter and full year of 2005 are 12.2 cents, 13.6 cents, and 13.2 cents, respectively.
Explanations of other significant period-over-period changes in the components of operating expenses are as follows:
•	Wages and benefits increased $2.2 million, or 5.4%, reflecting a slight increase in the average wage per employee and a new performance-based incentive program for all employees, partially offset by lower workers compensation expense based on favorable claims activity.

•	Aircraft fuel increased $7.7 million, or 48.1%, due to a 40.2% increase in the GAAP fuel cost per gallon from $1.31 in 2004 to $1.84 in 2005 and a 5.7% increase in fuel gallons consumed. The increase in aircraft fuel expense is inclusive of $0.5 million of gains from settled hedges. During the quarter, Horizon also realized $3.2 million of gains from settled hedges, which are recorded in other non-operating income (expense). After including all gains on settled hedges recorded during the quarter, our “economic,” or net, fuel expense increased $4.9 million, or 31.4%, over 2004. Our economic fuel cost per gallon increased 25.0% from $1.28 in 2004 to $1.59 in 2005. At current market prices, we expect that the cost per gallon in the third and fourth quarters will meet or exceed second quarter levels.

See page 24 for a table summarizing fuel cost per gallon realized by Horizon (the economic cost per gallon), the cost per gallon on a GAAP basis (including hedging gains recorded in aircraft fuel and non-operating income (expense)) and fuel cost per gallon excluding all hedging activities.

•	Aircraft maintenance expense decreased $1.3 million, or 13.8%, primarily due to the timing of our airframe and engine events and the elimination of amortization expense on capitalized airframe and engine overhauls as a result of the accounting change in the first quarter (see Note 2 to our condensed consolidated financial statements).

•	Depreciation and amortization increased $1.0 million, or 9.0%, primarily due to the addition of one CRJ-700 at the end of the first quarter of 2005 and a Q400 delivered in the third quarter of 2004.

•	Landing fees and other rentals increased $1.4 million, or 13.6%. Higher landing fees are a result of significant rate increases in several of our key airports. We expect landing fees and other rentals to continue to increase as a result of airport facility expansions and increased costs for security.

•	Other expenses declined $1.1 million, or 10.3%, due primarily to reductions in aircraft liability insurance and property taxes and a gain on the sale of one of our F-28’s during the second quarter of 2005.
Consolidated Nonoperating Income (Expense)
Net nonoperating income was $20.6 million in the second quarter of 2005 compared to $19.9 million during the same period of 2004. Interest income increased $1.0 million due to a larger average marketable securities portfolio in the second quarter of 2005. Interest expense (net of capitalized interest) increased $1.7 million primarily due to interest rate increases on our variable rate debt and the changes to some of our variable rate debt agreements to slightly higher fixed rate agreements.
Fuel hedging gains include $24.5 million in gains from fuel hedging contracts settled in the second quarter of 2005 compared to $3.6 million in 2004. In addition, fuel hedging gains include net mark-to-market gains on unsettled hedge contracts of $3.0 million in 2005 and $22.3 million in 2004.
Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004
Our consolidated net loss for the six months ended June 30, 2005 was $63.1 million, or $1.82 per diluted share, versus a net loss of $44.4 million, or $1.66 per diluted share, during the same period of 2004.

Our consolidated operating loss for the six months ended June 30, 2005 was $71.8 million compared to an operating loss of $79.1 million during the same period of 2004. Our consolidated income before income tax and the accounting change for the six months of 2005 was $46.7 million compared to a pre-tax loss of $66.9 million for the first six months of 2004. Both the 2005 and 2004 results include certain significant items that impact the comparability of the six-month periods. Our 2005 consolidated net income includes a $144.7 million pre-tax ($90.4 million after tax) charge resulting from the change in the method of accounting for major airframe and engine overhauls as discussed in Note 2 to the consolidated financial statements. Additionally, we recorded restructuring charges of $22.1 million ($13.8 million, net of tax) in the first six months of 2005 related primarily to the termination of the lease at our Oakland heavy maintenance base and severance and related costs resulting from the subcontracting of the ramp services operation in Seattle. The results also include mark-to-market fuel hedging gains on contracts that settle in future periods of $93.0 million during the first six months of 2005 compared to $22.8 million in the same prior year period. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 21 and 22, respectively. On pages 23 and 24, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures. A discussion of the six-month data follows.
Alaska Airlines Revenues
Operating revenues increased $70.7 million, or 6.6%, during 2005 as compared to 2004.
Yield per passenger mile decreased 0.3%, although the yield trended higher in the second quarter, and passenger load factor increased 4.2 points during the first six months of 2005 as compared to the same period in 2004. The increases in traffic with relatively flat yields drove the 6.5% increase in passenger revenues in 2005.
Freight and mail revenues increased slightly by $2.4 million, or 5.9%, compared to the same period in 2004 because of a relatively new mail contract we have in the State of Alaska, offset by lower freight revenues.
Other-net revenues increased $5.0 million, or 8.5%, due largely to an increase in Mileage Plan revenues, resulting from higher award redemption on our partner airlines and an increase in cash receipts from miles sold, offset by the termination of contract maintenance work that we were performing for third parties in the second quarter of 2004 and are no longer performing.
Alaska Airlines Expenses
For the six months ended June 30, 2005, total operating expenses increased $70.1 million, or 6.2%, as compared to the same period in 2004. Operating expenses per ASM increased 5.2% in 2005 as compared to 2004. The increase in operating expenses is due largely to the significant increases in fuel costs, restructuring charges related to the subcontracting of the ramp services operation in Seattle and the closure of the Oakland hangar, contracted services costs, aircraft maintenance, and landing fees and other rentals, offset by a decline in wages and benefits, food and beverage service, other selling expenses and commissions and depreciation and amortization. Operating expense per ASM excluding fuel, restructuring and impairment charges increased 0.4% as compared to the same period in 2004. As noted above, operating expense per ASM was also negatively impacted by the summer capacity reductions.
Explanations of significant period-over-period changes in the components of operating expenses are as follows:
•	Wages and benefits decreased $22.8 million, or 5.6%, during the first six months of 2005 compared to the same period in 2004. Wages have been favorably impacted by the restructuring initiatives announced in August and September of 2004 and the reduction in pilot wages resulting from the arbitrator’s decision in May 2005. Additionally, during the second quarter of 2005, we subcontracted our ramp services operation in Seattle. During the first six months of 2005, there were 9,180 full-time equivalents (FTEs), which is down by 940 FTEs from 2004.

•	Contracted services increased $6.9 million, or 13.1%, due largely to the contracting out of the Company’s fleet service and ground service equipment and facility maintenance in the fourth quarter of 2004, and the Seattle ramp operations in May 2005.

•	Aircraft fuel increased $72.9 million, or 35.4%, due to a 36.5% increase in the GAAP fuel cost per gallon, offset by a 0.8% decrease in fuel gallons consumed. The increase in aircraft fuel expense is inclusive of $6.6 million of gains from settled hedges. During the first six months of 2005, Alaska also realized $37.0 million of gains from settled hedges, which are recorded in other non-operating income. After including all gains from settled hedges recorded during the period, our “economic,” or net, fuel expense increased $39.1 million, or 19.3%, over the same period in 2004. Our economic fuel cost per gallon increased 20.2% over the first six months of 2004 from $1.42 to $1.18.

See page 23 for a table summarizing fuel cost per gallon realized by Alaska (the economic cost per gallon), the cost per gallon on a GAAP basis (including hedging gains recorded in aircraft fuel and non-operating income (expense)) and fuel cost per gallon excluding all hedging activities.

•	Aircraft maintenance increased $16.1 million, or 19.1%, due largely to our power-by-the-hour maintenance agreement, whereby we expense B737-400 engine maintenance on a flight-hour basis, regardless of whether the work was actually performed during the period. Other factors causing the increase were the contracting out of related heavy maintenance to third parties, which resulted in a shift of costs from wages and benefits into aircraft maintenance, more airframe work and engine overhauls in 2005 compared to 2004, and the change in our accounting policy regarding engine and airframe overhauls (see Note 2 to our condensed consolidated financial statements).

•	Food and beverage service expense decreased $1.8 million, or 7.4%, due primarily to increased focus on cost reduction resulting in a decrease in average food and beverage cost per passenger.

•	Other selling expenses and commissions decreased $1.3 million, or 2.0% due to a decline in advertising expense, offset by increases in commissions and codeshare fees.

•	Depreciation and amortization decreased $2.2 million, or 3.5%. In the second quarter of 2004, we recorded an impairment charge of $36.8 million to reduce the carrying value of the Boeing 737-200C fleet, which results in lower depreciation expense in future periods. This is offset by the increased depreciation on two new owned aircraft delivered during the first six months of 2005.

•	Landing fees and other rentals increased $12.6 million, or 18.4%. The higher rates reflect increased rental costs, primarily in Seattle, Portland and Los Angeles.

•	Other expenses increased $4.1 million, or 5.4%, primarily reflecting increases in passenger remuneration costs, professional services costs, legal settlement costs and personnel and crew costs.
Horizon Air Revenues
For the first six months of 2005, operating revenues increased $26.8 million, or 11.4% compared to 2004. This increase is due largely to the increased traffic in the native network and the contract flying for Frontier Airlines, which began in January 2004, partially offset by a 4.7% decline in ticket yields.
For the six months ended June 30, 2005, capacity increased 9.9% and traffic was up 17.8%, compared to the same period in 2004, due to an increase in contract flying with Frontier, the addition of one CRJ 700 in March 2005 and four additional seats on each of our Q400’s. Contract flying with Frontier represented approximately 9.5% of passenger revenues and 22.4% of capacity, during the first half of 2005 compared to 8.6% and 19.5%, respectively, in the first six months of 2004. Passenger load factor increased 4.7 percentage points to 71.1%. Passenger yield decreased 4.7% to 21.95 cents, reflecting the inclusion of the Frontier contract flying, the yield for which is significantly lower than native network flying and an increase in average trip lengths across the native network, partially due to an increase in harmonization flying with Alaska. Passenger revenues increased by $27.7 million, or 12.2%, due primarily to the increase in traffic resulting from increased harmonization flying with Alaska and the increase in Frontier contract flying.
Horizon Air Expenses
Operating expenses for the first six months of 2005 increased $20.3 million, or 8.4%, compared to the same period in 2004. Operating expenses per ASM decreased 1.4% as compared to 2004. Operating expenses per ASM excluding fuel and impairment charges decreased 4.5% as compared to the same period in 2004. Operating expenses in 2004 include $2.8 million related to an impairment charge on our held-for-sale F-28 aircraft and spare engines to lower the carrying value of these assets to their estimated fair value.
Explanations of other significant period-over-period changes in the components of operating expenses are as follows:
•	Wages and benefits increased $3.9 million, or 4.7%, reflecting a slight increase in the average number of employees, wages per employee, and a new performance-based incentive program for all employees, partially offset by favorable reductions of medical and workers compensation accruals.

•	Aircraft fuel increased $12.6 million, or 41.7%, due to a 38.3% increase in the GAAP fuel cost per gallon from $1.24 in 2004 to $1.72 in 2005. The increase in aircraft fuel expense is inclusive of $0.8 million of gains from settled hedges. During the first six months of 2005, Horizon also realized $5.7 million of gains from settled hedges, which are recorded in other non-operating income (expense). After including all gains from settled hedges recorded during the period, our “economic,” or net, fuel expense increased $7.3 million, or 24.5%, over 2004. Our economic fuel cost per gallon increased 21.3% from $1.23 in 2004 to $1.49 in 2005.

See page 24 for a table summarizing fuel cost per gallon realized by Horizon (the economic cost per gallon), the cost per gallon on a GAAP basis (including hedging gains recorded in aircraft fuel and non-operating income (expense)) and fuel cost per gallon excluding all hedging activities.

•	Aircraft maintenance expense increased $2.5 million, or 15.0%, primarily due to a higher number of routine maintenance activities and engine overhauls for the Q200 and Q400 fleets and fewer aircraft covered by warranty. These increases are partially offset by the elimination of amortization expense on capitalized airframe and engine overhauls as a result of the accounting change in the first quarter of 2005 (see Note 2 to our condensed consolidated financial statements).

•	Depreciation and amortization increased $1.6 million, or 25.4%, primarily due to the addition of one CRJ-700 at the end of the first quarter of 2005 and a Q400 in the third quarter of 2004.

•	Landing fees and other rentals increased $3.3 million, or 16.3%. Higher landing fees are a result of significant rate increases in several of our key airports, modest volume growth and an increase in airport fees and increased costs for security.
Consolidated Nonoperating Income (Expense)
Net nonoperating income was $118.5 million for the first six months of 2005 compared to $12.2 million in the same period of 2004. Interest income increased $2.3 million due to a larger average marketable securities portfolio in 2005. Interest expense (net of capitalized interest) increased $2.6 million due to interest rate increases on our variable rate debt and the changes to some of our variable rate debt agreements to slightly higher fixed rate agreements.
Fuel hedging gains include $42.7 million in gains from fuel hedging contracts settled in the first six months of 2005 compared to $3.6 million in 2004. In addition, fuel hedging gains include net mark-to-market gains on unsettled hedge contracts of $93.0 million in 2005 and $22.8 million in 2004.
Consolidated Income Tax Expense (Benefit)
Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. As the volatility of airfares and fuel prices and the seasonality of our business make it difficult to accurately forecast full-year pretax results, we use the actual year-to-date effective tax rate to provide for income taxes. In addition, a relatively small change in pretax results can cause a significant change in the effective tax rate due to the magnitude of nondeductible expenses, such as employee per diem costs, relative to pretax profit or loss. Our effective income tax rate on pre-tax income before the accounting change for the second quarter and first six months of 2005 is 41.4% and 41.5%, respectively. We applied our estimated 2005 year-to-date composite rate of 37.5% for the cumulative effect of the accounting change. In arriving at these rates, we considered a variety of factors, including year-to-date pretax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary.
Change in Accounting Policy
Effective January 1, 2005, the Company changed its method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the former method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. The Company believes that the direct expense method is preferable because it eliminates the judgment and estimation needed to determine overhaul versus repair allocations in maintenance activities. Additionally, the Company’s approved maintenance program for the majority of its airframes now focuses more on shorter, but more frequent, maintenance visits. Management also believes that the direct expense method is the predominant method used in the airline industry. Accordingly, effective January 1, 2005, the Company wrote off the net book value of its previously capitalized airframe and engine overhauls for all aircraft in a charge totaling $144.7 million pre-tax ($90.4 million after tax). The Company does not believe disclosing the effect of adopting the direct expense method on net income for the period ended June 30, 2005 provides meaningful information because of changes in the Company’s maintenance program, including the execution of a “power by the hour” engine maintenance agreement with a third party in late 2004.

Critical Accounting Estimates
For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.
Liquidity and Capital Resources
The table below presents the major indicators of financial condition and liquidity.

	June 30, 2005	December 31, 2004	Change

	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$726.1	$873.9	$(147.8)
Working capital	113.2	285.0	(171.8)
Long-term debt and Long-term capital lease obligations	979.5	989.6	(10.1)
Shareholders’ equity	601.1	664.8	(63.7)
Book value per common share	$22.12	$24.51	$(2.39)
Long-term debt-to-capital	62%:38%	60%:40%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	79%:21%	78%:22%	NA
During the six months ended June 30, 2005, our cash and marketable securities decreased $147.8 million to $726.1 million at June 30, 2005. This decrease reflects cash used for property and equipment additions, net of aircraft deposit returns and proceeds from asset dispositions of $236.8 million and cash used in financing activities of $4.3 million, partially offset by cash provided by operating activities of $90.3 million.
Cash Provided by Operating Activities
During the first six months of 2005, net cash provided by operating activities was $90.3 million, compared to $188.8 million during the first six months of 2004. The decrease is due largely to the significant increases in the cost of fuel in the current year, cash payments made for severance, and a $42.7 million tax refund in 2004.
Cash Used in Investing Activities
Cash used in investing activities was $82.8 million during the first six months of 2005, compared to $128.0 million during the same period of 2004. We had net sales of marketable securities of $153.0 million and net purchases of $236.8 million for property and equipment additions, net of aircraft deposit returns and proceeds from asset dispositions. During the first six months of 2005, our aircraft related capital expenditures, net of aircraft deposit returns and proceeds from asset dispositions, increased $152.5 million as compared to 2004, primarily reflecting the purchase of two aircraft in the first six months of 2005 and the net payment of $101.2 million related to the aircraft purchase commitment entered into during the second quarter of 2005 to acquire 35 B737-800 aircraft. As of

January 1, 2005, we no longer have capital expenditures related to overhauls as those maintenance activities are expensed as incurred under our maintenance accounting policy adopted on that date. We expect capital expenditures to be approximately $350.0 million for the full year of 2005 and approximately $430 million in 2006 as we begin to take delivery of several aircraft.
Cash Used in Financing Activities
Net cash used in financing activities was $4.3 million during the first six months of 2005 compared to $48.6 million during the same period in 2004. There was one debt issuance during the first half of 2005 of $20.0 million, which is secured by flight equipment. This note has a fixed interest rate of 6.07% and the payment term is 15 years. Debt issuances during the period were offset by normal long-term debt payments of $26.5 million.
We plan to meet our capital and operating commitments through cash flow from operations and from cash and marketable securities on hand at June 30, 2005 of $726.1 million. We also have restricted cash of $8.7 million, which is intended to collateralize interest payments due over the next nine months on our $150.0 million floating rate senior convertible notes due 2023 issued in 2003.
Bank Line of Credit Facility
During 2004, Alaska repaid its $150 million credit facility and, on December 23, 2004, that facility expired. On March 25, 2005, Alaska Airlines, Inc. finalized a $160 million variable rate credit facility with a syndicate of financial institutions that will expire in March 2008. The interest rate on the credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus 200 basis points. Any borrowings will be secured by either aircraft or cash collateral. This credit facility contains contractual restrictions and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on liens, asset dispositions, dividends, and certain other expenditures. Such provisions restrict Alaska Airlines from distributing any funds to Alaska Air Group in the form of dividends and limit the amount of funds Alaska Airlines can loan to Alaska Air Group. As of June 30, 2005, $300.0 million was available to loan to Alaska Air Group without violating the covenants in the credit facility. As of June 30, 2005, there are no outstanding borrowings on this credit facility and the Company has no immediate plans to borrow using this credit facility.
Supplemental Disclosure of Noncash Investing and Financing Activities
We received a $9.7 million credit toward our purchase deposits related to the recent aircraft purchase agreement entered into during the second quarter of 2005. This credit was recorded as additional purchase deposits and is included in other liabilities in our consolidated balance sheet and will be applied to future aircraft upon delivery.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Aircraft Purchase Commitments
At June 30, 2005, we had firm orders for 44 aircraft requiring aggregate payments of approximately $1.4 billion, as set forth below. In addition, Alaska has options to acquire 15 additional B737’s, and

Horizon has options to acquire 11 Q400’s and 19 CRJ 700’s. Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft with leases, long-term debt or internally generated cash. The B737-800 delivered on July 1, 2005 was acquired with cash on hand.
The following table summarizes aircraft commitments and payments by year:

Delivery Period - Firm Orders
	July 1-December 31,					Beyond
Aircraft	2005	2006	2007	2008	2009	2009	Total

Boeing 737-800	1	10	8	5	3	9	36
Bombardier CRJ700	—	2	2	2	2	—	8

Total	1	12	10	7	5	9	44

Payments (Millions)	$68.3	$358.7	$282.1	$221.4	$159.7	$262.2	$1,352.4

Contractual Obligations
The following table provides a summary of our principal payments under current and long-term debt and capital lease obligations, operating lease commitments, aircraft purchase commitments and other obligations as of June 30, 2005. This table excludes contributions to our various pension plans, which we expect to be approximately $55 million to $65 million per year through 2008.

	July 1 – December 31,					Beyond
(in millions)	2005	2006	2007	2008	2009	2009	Total

Current and long-term debt and capital lease obligations*	$29.3	$58.5	$61.6	$64.9	$68.2	$754.0	$1,036.5
Operating lease commitments	126.2	238.3	211.3	205.8	189.2	947.4	$1,918.2
Aircraft purchase commitments	68.3	358.7	282.1	221.4	159.7	262.2	$1,352.4
Interest obligations (1)	20.3	52.5	51.5	49.6	47.2	159.8	$380.9
Other purchase obligations (2)	13.6	29.1	29.4	29.7	30.0	154.5	$286.3

Total	$257.7	$737.1	$635.9	$571.4	$494.3	$2,277.9	$4,974.3

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
(1) For variable rate debt, future obligations are shown above using interest rates in effect as of June 30, 2005.
(2) Includes obligations under our long-term power-by-the-hour engine maintenance agreement.

New Accounting Standards
During the fourth quarter of 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share Based Payment: An Amendment of SFAS Nos. 123 and 95”. The new standard requires companies to recognize as expense the fair value of stock options and other equity based compensation issued to employees as of the grant date. This new standard will apply to both stock options that we grant to employees and our Employee Stock Purchase Plan, which features a look-back provision and allows employees to purchase stock at a 15% discount. Our options are typically granted with ratable vesting provisions, and we intend to amortize compensation cost over the service period using the straight line method. Due to a recent decision by the Securities and Exchange Commission, implementation of SFAS 123R will be effective January 1, 2006. We intend to use the “modified prospective method” upon adoption whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Once adopted, we expect our stock based compensation expense, as measured under SFAS 123R, will be approximately $6 million to $10 million per year on a pre-tax basis.
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
Effect of Inflation and Price Changes
Inflation and price changes other than for aircraft fuel do not have a significant effect on our operating revenues, operating expenses and operating income.
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2004 10K except as follows:
Fuel Hedging
We purchase jet fuel at prevailing market prices, and seek to manage the risk of price fluctuations through execution of a documented hedging strategy. We utilize derivative financial instruments as hedges to decrease our exposure to the volatility of jet fuel prices. At June 30, 2005, we had fuel hedge contracts in place to hedge 106.1 million gallons of our expected jet fuel usage during the remainder of 2005, 181.4 million gallons in 2006, 86.0 million gallons in 2007 and 31.7 million gallons in 2008. This represents 50%, 42%, 20% and 7% of our anticipated fuel consumption in 2005, 2006, 2007 and 2008, respectively. Prices of these agreements range from $29 to $50 per crude oil barrel.

We estimate that a 10% increase or decrease in crude oil prices as of June 30, 2005 would impact hedging positions by approximately $39.0 million and $37.7 million, respectively.
As of June 30, 2005 and December 31, 2004, the fair values of our fuel hedge positions were $194.5 million and $96.0 million, respectively. Of these amounts, $123.6 million of the 2005 fair value amounts and $65.7 million of the 2004 fair value amounts were included in current assets in the consolidated balance sheets based on the settlement dates for the underlying contracts. The remaining $70.9 million 2005 fair value and $30.3 million 2004 fair value is reflected as a non-current asset in the consolidated balance sheets.
Please refer to pages 23 and 24, as well as to Note 4 in the condensed consolidated financial statements, for company specific data on the results of our fuel hedging program.
Financial Market Risk
During the first half of 2005, we issued $20.0 million of debt secured by flight equipment, having an interest rate of 6.07% and a payment term of 15 years.
In the second quarter of 2005, the Company exercised its option under several of its existing variable rate long-term debt arrangements to fix the interest rates through maturity. The fixed rates on these recently affected debt arrangements range from 5.2% to 6.3%. These changes did not result in any gain or loss in the consolidated statements of operations.
ITEM 4. Controls and Procedures
As of June 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.
Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.
We made no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In May 2005, the Air Line Pilots Association filed a lawsuit in federal district court in Seattle to overturn the current labor contract covering Alaska’s pilots as established by an arbitrator, which was effective May 1, 2005. If the arbitrator’s decision is overturned, Alaska may be required to pay wages retroactively to May 1, 2005 as if the contract that existed prior to the arbitrator’s decision were still in effect. On July 21, 2005, the Company filed a motion to dismiss the lawsuit. The motion will be decided on evidence submitted or following oral argument. A decision is expected in the third quarter of 2005. At this time, the Company has no reason to believe that an unfavorable outcome is likely.
In March 2005, the Company filed a claim against the International Association of Machinists (IAM) seeking to compel arbitration of the dispute regarding the subcontracting of the Company’s ramp service operation in Seattle. In May 2005, the IAM filed a counter claim against the Company alleging that the Company violated the status quo and engaged in bad faith bargaining. On May 13, 2005, the Company announced that it had subcontracted the ramp service operation in Seattle, resulting in the immediate reduction of approximately 475 employees represented by the IAM. Shortly after this event, the IAM filed a motion for a preliminary injunction seeking to reverse the subcontracting by the Company. That motion was heard and denied by a federal court judge on June 2, 2005. The Company’s lawsuit and the IAM’s counterclaim are still pending in federal court. A discovery schedule and trial date have not yet been set. At this time, the Company has no reason to believe that an unfavorable outcome is likely.
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
ITEM 3. Default on Senior Securities
None

ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Company’s Annual Meeting of Stockholders was held on May 17, 2005.

(b)	At the Annual Meeting, Phyllis J. Campbell, Mark R. Hamilton, Byron I. Mallott and Richard A. Wien were elected directors for three-year terms expiring on the date of the Annual Meeting in 2008. The votes were as follows:

	For	Withheld	Broker Non-Votes
Phyllis J. Campbell	16,016,779	8,224,693	0
Mark R. Hamilton	16,016,635	8,224,837	0
Byron I. Mallott	14,168,494	10,072,978	0
Richard A. Wien	16,014,975	8,226,497	0
Richard D. Foley	5,064	0	0
Steve Nieman	5,253	0	0
Robert C. Osborne	2,097	0	0
Terry K. Dayton	4,910	0	0
John Chevedden	190	0	0
Carl Olson	2,760	0	0
The terms of the following directors continued after the Annual Meeting:

William S. Ayer	R. Marc Langland
Patricia M. Bedient	Dennis F. Madsen
Bruce R. Kennedy	John V. Rindlaub
Jessie J. Knight, Jr.	J. Kenneth Thompson
(c)	The results of voting on Proposal 2 through 9 were as follows:
2.	A stockholder-sponsored bylaw amendment regarding stockholder rights plans failed to reach the 75% supermajority of votes present required to amend the Bylaws.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	15,815,603	58.18	65.24	76.96
Against	4,736,015	17.42	19.54	23.04

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
Abstain	569,561	2.10	2.35
Broker Non-votes	3,120,293	11.48	12.87
3.	A stockholder-sponsored bylaw amendment regarding confidential voting failed to reach the 75% supermajority of votes present required to amend the Bylaws.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	4,908,590	18.06	20.25	23.30
Against	16,153,924	59.43	66.64	76.70
Abstain	58,665	0.22	0.24
Broker Non-votes	3,120,293	11.48	12.87
4.	A stockholder-sponsored bylaw amendment regarding cumulative voting failed to reach the 75% supermajority of votes present required to amend the Bylaws.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	11,836,250	43.54	48.83	56.32
Against	9,180,168	33.77	37.87	43.68
Abstain	104,761	0.39	0.43
Broker Non-votes	3,120,293	11.48	12.87
5.	A stockholder-sponsored bylaw amendment regarding annual election of directors reached the 75% supermajority of votes present required to amend the Bylaws. The board has determined, for the reasons set forth in the proxy statement, that the amendment cannot be effected.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	18,427,132	67.79	76.01	87.46
Against	2,641,480	9.72	10.90	12.54
Abstain	52,567	0.19	0.22
Broker Non-votes	3,120,293	11.48	12.87
6.	A stockholder-sponsored bylaw amendment regarding simple majority voting to amend the Bylaws reached the 75% supermajority of votes present required to amend the Bylaws. The board has determined, for the reasons set forth in the proxy statement, that the amendment cannot be effected.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	18,352,995	67.52	75.71	89.27
Against	2,205,787	8.11	9.10	10.73
Abstain	562,397	2.07	2.32
Broker Non-votes	3,120,293	11.48	12.87
7.	A stockholder proposal recommending that the Board implement a simple majority voting policy passed, receiving a majority of the shares voted.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	14,810,048	54.48	61.09	72.06
Against	5,741,666	21.12	23.69	27.94
Abstain	569,465	2.09	2.35
Broker Non-votes	3,120,293	11.48	n/a
8.	A stockholder-sponsored bylaw amendment regarding ballot access for stockholder-nominated candidates failed to reach the 75% supermajority of votes present required to amend the Bylaws.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	5,253	0.02	0.04	0.04
Against	11,847,143	43.58	99.96	99.96
Abstain	0	0.00	0.00
Broker Non-votes	0	0.00	0.00

9.	A stockholder-sponsored bylaw amendment requiring the disclosure of each board member’s voting record and providing board seats to the proponents of majority stockholder proposals that are not implemented within three months of passage failed to reach the 75% supermajority of votes present required to amend the Bylaws.

			% of Shares	% of Votes
	Number of	% of Shares	Present on	Cast for or
	Votes	Outstanding	this Proposal	Against
For	5,253	0.02	0.04	0.04
Against	11,847,143	43.58	99.96	99.96
Abstain	0	0.00	0.00
Broker Non-votes	0	0.00	0.00
ITEM 5. Other Information
No changes have been made to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our definitive proxy statement for our 2005 annual meeting of shareholders.
ITEM 6. Exhibits
See Exhibit Index on page 49.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIR GROUP, INC.

Registrant

Date: August 5, 2005

By: /s/ Brandon S. Pedersen

Brandon S. Pedersen
Staff Vice President/Finance and Controller

By: /s/ Bradley D. Tilden

Bradley D. Tilden Executive Vice President/Finance and Chief Financial Officer

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description
10.1(1)	Aircraft General Terms Agreement dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.*
10.2(1)	Purchase Agreement No. 2497 dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.*
31.1(1)	Section 302 Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241
31.2(1)	Section 302 Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241
32.1(1)	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2(1)	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Filed herewith.

*	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.