Form 10-K
period 2005-12-31
ALASKA AIR GROUP INC
filed 2006-02-17
CIK 766421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 31, 2005, shares of common stock outstanding totaled 33,454,146. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2005, was approximately $991 million (based on the closing price of $29.75 per share on the New York Stock Exchange on that date).

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Title of Document	Part Hereof Into Which Document is to be Incorporated
Definitive Proxy Statement Relating to 2006 Annual Meeting of Shareholders	Part III

ALASKA AIR GROUP, INC.

Annual Report on Form 10-K for the year ended December 31, 2005

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements include, without limitation, our expectations concerning operations and financial conditions, including changes in capacity, revenues and costs, future financing plans and needs, overall economic conditions, plans and objectives for future operations, and the impact on us of our results of operations in recent years and the sufficiency of our financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. Many important factors that could cause such a difference are described in this Form 10-K, on page 12, under the caption “Item 1A: Risk Factors,” and beginning on page 42 under the caption “Risk Factors” under Item 7 below, which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1.	BUSINESS

GENERAL INFORMATION

Alaska Air Group, Inc. (Air Group or the Company) is a holding company that was incorporated in Delaware in 1985. Our two principal subsidiaries are Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Both subsidiaries operate as airlines, although their business plans, competition, and economic risks differ substantially. Alaska is a major airline, operates an all-jet fleet, and its average passenger trip length is 1,009 miles. Horizon is a regional airline, operates jet and turboprop aircraft, and its average passenger trip is 382 miles. Individual financial information for Alaska and Horizon is reported in Note 13 to the Consolidated Financial Statements.

Air Group’s corporate offices are located at 19300 International Boulevard, Seattle, Washington, 98188. Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this annual report on Form 10-K. As used in this Form 10-K, the terms “Air Group,” “our,” “we” and the “Company” refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise.

Alaska

Alaska Airlines, Inc. is an Alaska corporation that was organized in 1932 and incorporated in 1937. Alaska principally serves destinations in the state of Alaska and North/South service between cities in the Western U.S., Canada and Mexico. Alaska also provides East/West service to 8 cities, primarily from Seattle. In 2005, Alaska carried 16.8 million revenue passengers. In each year since 1973, Alaska has carried more passengers between Alaska and the U.S. mainland than any other airline. West Coast passenger traffic accounted for 47% of Alaska’s 2005 revenue passenger miles, passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 20%, the Mexico markets accounted for 10%, the Canada markets accounted for 5%, and other markets accounted for 18%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Los Angeles, Portland and Anchorage. Based on 2005 revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2005, Alaska’s operating fleet consisted of 110 jet aircraft.

Horizon

Horizon Air Industries, Inc., a Washington corporation, was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves 40 cities in seven states and six cities in Canada under the Horizon brand. The Horizon brand flying consists of Horizon’s native network flying and contract flying for Alaska. In addition to operating under the Horizon brand, on January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines. Horizon is currently operating nine 70-seat Bombardier CRJ-700 aircraft under the Frontier JetExpress brand, representing approximately 23% of total Horizon capacity and approximately 9% of total Horizon revenue in 2005. In 2005, Horizon carried 6.5 million revenue passengers. Approximately 95% of Horizon’s revenue passenger miles are flown domestically, primarily in the states of Washington, Oregon and Idaho. The Canada markets accounted for 5% of revenue passenger miles in 2005. Based on passenger enplanements, Horizon’s leading airports are Seattle, Portland, Boise, and Spokane. Based on revenues in 2005, its leading nonstop routes are Portland-Seattle, Spokane-Seattle, and Seattle-Vancouver. At December 31, 2005, Horizon’s operating fleet consisted of 19 jets and 46 turboprop aircraft. Except for those flights operating as Frontier JetExpress, Horizon flights are listed under the Alaska Airlines designator code in airline reservation systems.

Alaska and Horizon integrate their flight schedules to provide service between any two points served by their systems. In 2005, 24% of Horizon’s passengers connected to flights operated by Alaska compared to 28% in 2004. Both airlines endeavor to distinguish themselves from competitors by providing a higher level of customer service. The airlines’ outstanding employees and excellent service in the form of advance seat assignments, expedited check-in, attention to customer needs, a generous frequent flyer program, well-maintained aircraft, a first-class section aboard Alaska aircraft, and other amenities are regularly recognized by independent studies and surveys of air travelers.

Industry Conditions

The airline industry is highly competitive and is characterized by low profit margins and high fixed costs, primarily for wages, aircraft fuel, aircraft ownership costs and facilities rents. Because expenses of a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our results of operations. Passenger demand and ticket prices are, to a large measure, influenced by the general state of the economy, current events and industry capacity.

The industry is currently in a state of flux. The airline industry continued to be challenged in 2005, resulting in bankruptcy filings by several of the major “legacy” carriers during the year, including Delta Airlines and Northwest Airlines. Under bankruptcy reorganization, carriers gain a competitive advantage by significantly reducing their costs. In addition, so called “Low Cost Carriers” (LCCs) have continued to grow rapidly and currently carry more than 30% of total U.S. domestic passenger traffic. Because of their cost advantage, LCCs have and continue to exert downward pressure on ticket prices from historical levels, although fares have increased on average in 2005 in response to high fuel prices. Because of the relatively low barriers to entry, we expect the expansion of low cost and low fare carriers to continue. We compete with many of these carriers now, and expect to compete with new entrants in the future.

Most major US carriers, including Alaska, are working aggressively to cut operating costs, including renegotiation of collective bargaining agreements and vendor agreements. Labor costs generally make up 30% to 40% of an airline’s total operating costs. Most major airlines, including ours, have employee groups who are represented by collective bargaining agreements. Often, airlines with unionized work forces have higher labor costs than carriers without unionized work forces, and may not have the ability to adjust labor costs downward fast enough to respond to new competition. We have been able to reduce our wage and benefit costs during 2005 primarily as a result of a reduction in pilot wages which took effect in May 2005, subcontracting our ramp services operation in Seattle beginning in the second quarter of 2005, the closure of our heavy maintenance facility in Oakland, the subcontracting of our fleet services, and our management reorganization, all of which occurred during the last six months of 2004. Our wage and benefit costs decreased 5% in 2005, versus increases of 3% and 10% in 2004 and 2003, respectively.

Fuel costs generally represent 15% to 25% of an airline’s operating costs. Fuel prices can be volatile and largely uncontrollable. Fuel prices have increased significantly over the past three years. Our fuel cost per gallon increased 36%, 44%, and 15% in 2005, 2004 and 2003, respectively. Our economic fuel cost per gallon (which is the net price we pay after the benefit of settled fuel hedges) increased 21% in 2005, 39% in 2004 and 14% in 2003.

During 2005 and 2004, load factors increased in the wake of strong demand and a healthy economy. Load factor growth slowed in the second half of 2005; however, revenues remained strong due to improving yields as the industry responded to record high fuel prices.

MARKETING AND COMPETITION

Alliances with Other Airlines

Alaska and Horizon have marketing alliances with other airlines that provide reciprocal frequent flyer mileage credit and redemption privileges and code sharing on certain flights as set forth below. Alliances enhance Alaska’s and Horizon’s revenues by offering our customers more travel destinations and better mileage credit/redemption opportunities and by gaining us access to more connecting traffic from other airlines, and by providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and Horizon while earning mileage credit in our partners’ programs. Our marketing agreements have various termination dates and at any time, one or more may be in the process of renegotiation. If a significant agreement were terminated, it could adversely impact revenues and increase the costs of our other marketing agreements. In September 2005, both Northwest and Delta filed for protection under Chapter 11 of the Bankruptcy Code, followed by Era Aviation in December 2005. Any of these carriers could propose plans of reorganization that would seek to modify or terminate some or all of these agreements.

Most of our code share relationships are free-sell code shares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. The table below identifies our marketing alliances with other airlines as of December 31, 2005.

	Frequent Flyer Agreement		Code sharing— Alaska Flight # on Flights Operated by Other Airline	Code sharing— Other Airline Flight # On Flights Operated by Alaska/Horizon
Major U.S. or International Airlines
American Airlines/American Eagle	Yes		Yes	Yes
British Airways	Yes		No	No
Cathay Pacific Airways	Yes		No	No
Continental Airlines	Yes		Yes	Yes
Delta	Yes		Yes	Yes
Frontier Airlines**	No		No	Yes
Hawaiian Airlines	Yes		Yes	Yes
KLM	No		No	Yes
Lan Chile	Yes		No	Yes
Northwest Airlines	Yes		Yes	Yes
Qantas	Yes		No	Yes

Commuter Airlines
Era Aviation	Yes	*	Yes	No
PenAir	Yes	*	Yes	No
Big Sky Airlines	Yes	*	Yes	No

*	This airline does not have its own frequent flyer program. However, Alaska’s Mileage Plan members can earn and redeem miles on this airline’s route system.
**	Capacity purchase arrangement as described under “Business—General Information—Horizon.”

Competition

Competition in the airline industry is intense. We believe the principal competitive factors in the industry that are important to customers are:

•	safety record and reputation;

•	flight schedules;

•	fares;

•	customer service;

•	routes served;

•	frequent flyer programs;

•	on-time arrivals;

•	on-board amenities;

•	type of aircraft and

•	code-sharing relationships.

Any domestic air carrier issued a certificate of public convenience and necessity by the Department of Transportation (DOT) and an operating certificate from the Federal Aviation Administration (FAA) is allowed to operate scheduled passenger service in the United States. Together, Alaska and Horizon carry approximately 3.3% of all U.S. domestic passenger traffic. Alaska and Horizon compete with one or more domestic or foreign airlines on most of their routes, including Southwest Airlines, United Airlines, Northwest Airlines, Continental Airlines, American Airlines, Delta Airlines and regional affiliates associated with some of these carriers. Many of these airlines are larger and have significantly greater financial resources and name recognition or lower operating costs than our company. Others are operating under bankruptcy court protection and may institute substantial fare discounts in order to maintain cash flows and enhance customer loyalty. In addition, competitors who successfully reorganize out of bankruptcy could have lower operating costs derived from renegotiated labor, supply and financing agreements. Some of these competitors have chosen to add service, reduce their fares, or both, in our markets. Continuing growth of low-cost carriers, including Southwest Airlines, AirTran Airways, Frontier Airlines, jetBlue Airways, and the emergence of Virgin America, in the United States, places significant competitive pressures on us and other network carriers since they have the ability to charge a lower fare for travel between similar cities and thus exert downward pressure on yields. As such, we may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve. Due to its short haul markets, Horizon also competes with ground transportation, including train, bus and automobile transportation.

Ticket Distribution

Airline tickets are distributed through three primary channels:

•	Airline websites such as alaskaair.com or horizonair.com. It is less expensive for us to sell through these direct channels and, as a result, we continue to invest in online capabilities.

•	Traditional and online travel agents. Consumer reliance on traditional travel agencies is shrinking, while usage of online travel agencies is increasing. Both traditional and online travel agencies typically use Global Distribution Systems (GDS), such as Sabre, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee, the “GDS fee”, that is charged to the airline.

•	Telephone reservation call centers.

We currently participate in all of these distribution channels, but we cannot predict the terms on which we may be able to continue to participate in these or other channels, or their effect on our ability to compete with other airlines.

EMPLOYEES

The airline business is labor intensive. Air Group had 13,768 (Alaska and Horizon had 9,866 and 3,902, respectively) active full-time and part-time employees at December 31, 2005, compared to 14,584 (10,850 at Alaska and 3,734 at Horizon) as of December 31, 2004. Wages, salaries and benefits represented approximately 31% and 35% of our total operating expenses in 2005 and 2004, respectively.

At December 31, 2005, labor unions represented 84% of Alaska’s and 46% of Horizon’s employees. Our relations with our labor organizations are governed by the Railway Labor Act (RLA). Under this act, the collective bargaining agreements between the respective airlines and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may declare that an impasse exists, at which point the National Mediation Board proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period, a Presidential Emergency Board may be established, which examines the parties’ positions and recommends a solution. The Presidential Emergency Board process lasts for 30 days and is followed by a “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help”, including the imposition of any or all of its proposed amendments and the hiring of workers to replace strikers.

Alaska’s union contracts at December 31, 2005 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association International (ALPA)	Pilots	1,450	Amendable 5/01/07

Association of Flight Attendants (AFA)	Flight attendants	2,486	In Negotiations

International Association of Machinists and Aerospace Workers (IAM/RSSA)	Ramp service and stock clerks Clerical, office and passenger service	630 2,868	In Negotiations In Negotiations

Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	707	Amendable 10/01/09

Mexico Workers Association of Air Transport	Mexico airport personnel	79	Amendable 9/29/06

Transport Workers Union of America (TWU)	Dispatchers	34	Amendable 7/01/10*

*	Collective bargaining agreement contains interest arbitration provision.

Horizon’s union contracts at December 31, 2005 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	696	Amendable 9/12/06

AFA	Flight attendants	544	Amendable 11/21/07

AMFA	Mechanics and related classifications	450	Amendable 11/30/08

TWU	Dispatchers	21	Amendable 9/9/07

National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	88	Amendable 2/14/07

REGULATION

General

The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the Department of Transportation (DOT) and the Federal Aviation Administration (FAA) still exercise significant regulatory authority over air carriers. In order to provide passenger and cargo air transportation in the U.S., a domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. A certificate is of unlimited duration, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificate itself. In addition, the DOT maintains jurisdiction over the approval of international code share agreements, alliance agreements between domestic major airlines, international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability.

The FAA, through the promulgation of the Federal Aviation Regulations (FARs), generally regulates all aspects of airline operations, including establishing personnel, maintenance and flight operation standards. Domestic airlines are required to hold a valid air carrier-operating certificate issued by the FAA. Pursuant to these regulations, we have established, and the FAA has approved, both our operations specifications and a maintenance program for each type of aircraft we operate. The maintenance program provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. From time to time the FAA issues airworthiness directives (ADs) that must be incorporated into our aircraft maintenance program and operations. We are and expect to be in compliance with all applicable requirements of these ADs within the required time periods. All airlines, including Alaska and Horizon, are subject to routine enforcement actions, from time to time, brought by the FAA for alleged violations of the requirements of the FARs or ADs. At this time, we are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

The Department of Justice has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board (NMB) certain functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements. To the extent we continue to fly to foreign countries and pursue alliances with international carriers, we may be subject to certain regulations of foreign agencies.

The Aviation and Transportation Security Act (the Security Act) generally provides for enhanced aviation security measures. Pursuant to the Security Act, the Transportation Security Administration (TSA) is responsible for aviation security. The Security Act mandates that the TSA shall provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. The TSA performs these functions with its own federal employees. The TSA also provides for increased security on flight decks of aircraft and requires federal air marshals to be present on certain flights.

The Security Act imposes a $2.50 per enplanement security service fee (maximum $5.00 one-way fee), which is collected by the air carriers and submitted to the government to pay for these enhanced security measures. In addition, carriers are required to pay an additional amount to the TSA to cover the total cost of providing security measures equal to the amount the air carriers paid for screening passengers and property in 2000. We paid $12.6 million to TSA for this security charge in both 2005 and 2004, and $8.4 million in 2003. In January 2006, the TSA notified air carriers of an increased assessment for the cost of security. The industry has opposed and disagrees with the higher assessment and is working with the TSA on a resolution. The additional assessment for us was not material. Separate from the TSA assessment, the U.S. Congress is currently considering a new law that could significantly increase this security fee.

Airline Fares

Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by vigorous price competition. The DOT maintains authority over international (generally outside of North America) fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries we serve. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.

Although we do not currently anticipate such, to the extent legislation is enacted that would inhibit our flexibility with respect to fares, our revenue management system, our operations or other aspects of our customer service operations, our financial results could be adversely affected.

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

The Airport Noise and Capacity Act recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of nighttime curfews. The Airport Noise and Capacity Act generally requires FAA approval of local noise restrictions on aircraft. We have had and believe we will continue to have sufficient scheduling flexibility to accommodate local noise restrictions.

At December 31, 2005, all of our aircraft met the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990. However, special noise ordinances restrict the timing of flights operated by Alaska, Horizon and other airlines at Burbank, Long Beach, Orange County, San Diego, San Jose, Sun Valley, Chicago O’Hare, and Palm Springs. In addition, Orange County, Reagan National, and Long Beach airports restrict the type of aircraft and number of flights.

Although we do not currently anticipate that these regulatory matters, individually or collectively, will have a material impact on our financial condition, results of operations or cash flows, we cannot be assured that new regulations or compliance issues that we do not currently anticipate will not harm our financial condition, results of operations or cash flows in future periods.

Customer Service

Along with other domestic airlines, we have implemented a Customer Service Plan to address a number of service goals, including, but not limited to, goals relating to lowest fare availability, delays, cancellations and diversions, baggage delivery and liability, guaranteed fares and ticket refunds.

FUEL

Our operations are significantly affected by the price and, potentially, the availability of jet fuel. Fuel costs were approximately 24% of our total operating expenses in 2005, 19% in 2004, and 15% in 2003, before the benefit of fuel hedges that settled during the period. Raw, or unhedged, fuel prices, which are volatile and outside of our control, can have a significant impact on our operating results. Currently, a one-cent change in the economic fuel price per gallon affects annual fuel costs by approximately $4.0 million. We believe that operating fuel-efficient aircraft helps to mitigate the effect of high fuel prices.

In order to reduce our exposure to fluctuations in the price of jet fuel, we purchase fuel hedge contracts that include call options and collar agreements and, in addition, we have entered into a fuel purchase agreement that fixes the spread between crude oil prices and jet fuel prices. Due to the competitive nature of the airline industry, airlines often have been unable to pass on increased fuel prices to customers by increasing fares; although, some fuel-related industry fare increases have occurred recently. Conversely, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues. Because of rising fuel prices over the last few years, our fuel-hedging program has resulted in significant savings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of our fuel hedging activities.

While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event of significant hostilities or other conflicts in oil producing areas, there could be reductions in the production and/or importation of crude oil and resulting price increases, which could adversely affect our business. If there were major reductions in the availability of jet fuel, our business would be adversely affected.

MILEAGE PLAN PROGRAM

All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska’s Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines, and by using the services of non-airline partners, which include a credit card partner, a grocery store chain, a telephone company, hotels, and car rental agencies. Alaska is paid by non-airline partners for the miles it credits to member accounts. With advance notice, Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits, and award levels or terminate the program.

Mileage can be redeemed for free or discounted travel and for other travel industry awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 75% of the free flight awards on Alaska and Horizon are subject to capacity-controlled seating. Mileage Plan accounts are generally deleted after three years of inactivity in that member’s account. As of December 31, 2005 and 2004, Alaska estimated that approximately 3.0 million and 2.5 million, respectively, round-trip flight awards were eligible for redemption by Mileage Plan members who have mileage credits exceeding the 20,000-mile free round-trip domestic ticket award threshold. Of those eligible awards, Alaska estimated that approximately 88% of those awards would ultimately be redeemed. For the years 2005, 2004, and 2003, approximately 750,000 631,000, and 606,000, round-trip flight awards were redeemed and flown on Alaska and Horizon. Those awards represent approximately 7.9%, 7.3%, and 8.7% for 2005, 2004, and 2003, respectively, of the total passenger miles flown on Alaska and Horizon. For the years 2005, 2004, and 2003, approximately 239,900, 212,000, and 174,000, respectively, round-trip flight awards were redeemed and flown on airline partners.

For miles earned by flying on Alaska and travel partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. The incremental cost does not include a contribution to overhead, aircraft cost, or profit. Alaska also sells mileage credits to its non-airline partners. Alaska defers a majority of the sales proceeds, and recognizes these proceeds as revenue when the award transportation is provided on Alaska or another partner airline. The deferred proceeds are recognized as passenger revenue for awards issued and flown on Alaska or Horizon and as other revenue-net for awards issued and flown on other airlines. At December 31, 2005 and 2004, the deferred revenue and the total liability for providing free travel on Alaska and Horizon and for estimated payments to partner airlines was $466.8 million and $409.3 million, respectively, the majority of which is deferred revenue from the sale of mileage credits. Revenue attributable to the Mileage Plan was $180.2 million, $143.1 million, and $139.0 million in 2005, 2004 and 2003, respectively.

OTHER INFORMATION

Seasonality and Other Factors

Our results of operations for any interim period are not necessarily indicative of those for the entire year, because our business is subject to seasonal fluctuations. Our operating income is generally lowest (or loss the greatest) during the first and fourth quarters due principally to lower traffic and sometimes due to adverse weather conditions, generally increases in the second quarter and generally reaches its highest level during the third quarter as a result of spring and summer vacation travel, including increased activity in the state of Alaska.

In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	changes in fuel, security and insurance costs,

•	increases in personnel, marketing, aircraft ownership and other operating expenses to support our existing operation and anticipated growth,

•	the timing and amount of maintenance expenditures,

•	the timing and success of our growth plan as we increase flights in existing markets and enter new markets and

•	pricing initiatives.

In addition, seasonal variations in traffic, the timing of various expenditures and weather affect our operating results from quarter to quarter. Many of our areas of operations experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceled flights and accommodating displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions (particularly in the State of Alaska and in the Pacific Northwest) than some of our competitors, who may be better able to spread weather-related risks over larger route systems.

The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. Fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern.

No material part of our business or that of our subsidiaries is dependent upon a single customer or very few customers. Consequently, the loss of our largest few customers would not have a material adverse effect upon our financial condition, results of operations or cash flows.

Insurance

We carry insurance for passenger liability and property and aircraft damage in amounts and of the type generally consistent with industry practice.

As a result of the events of September 11, 2001, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for third-party liability for claims resulting from acts of terrorism, war or similar events. At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. Although insurance rates have declined since that time, they are still somewhat above pre-September 11 levels and will likely remain there for the foreseeable future.

Pursuant to authority granted in the Air Transportation Safety and System Stabilization Act, the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act, 2005, the Government has offered, and we have accepted, war risk insurance to replace commercial war risk insurance through August 31, 2006.

Other Government Matters

We have elected to participate in the Civil Reserve Air Fleet program, whereby we have agreed to make available to the federal government a certain number of aircraft in the event of a military call-up. The government would reimburse us for the use of such aircraft.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various uncertainties, such as global and industry instability, intense competition, volatile fuel prices, a largely unionized labor force, the need to finance large capital expenditures, government regulation, potential aircraft incidents and general economic conditions. Please see “Risk Factors” on page 42 for a full discussion of these items.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Aircraft

The following tables describe the aircraft we operate and their average age at December 31, 2005:

Aircraft Type	Passenger Capacity	Owned	Leased	Total	Average Age in Years
Alaska Airlines
Boeing 737-200C	111	7	—	7	24.5
Boeing 737-400	144	9	31	40	10.7
Boeing 737-700	124	17	5	22	4.8
Boeing 737-800	160	2	1	3	0.7
Boeing 737-900	172	12	—	12	3.4
Boeing MD-80	140	15	11	26	13.8

		62	48	110	10.1

Horizon Air
Bombardier Q200	37	—	28	28	7.8
Bombardier Q400	74	3	15	18	4.0
Bombardier CRJ 700*	70	1	18	19	3.6

		4	61	65	5.5

*	Horizon also operates one CRJ 700 under a short-term operating lease set to expire in February 2006.

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.

As of December 31, 2005, 32 of the 62 aircraft owned by Alaska are subject to liens securing long-term debt and the majority of the other owned aircraft serve as collateral on our $160 million line of credit. Alaska’s leased 737-400, 737-700, 737-800 and MD-80 aircraft have lease expiration dates between 2006 and 2016, between 2006 and 2010, in 2015, and between 2007 and 2013, respectively. Horizon’s leased Q400 and CRJ 700 aircraft have expiration dates between 2006 and 2018 and between 2018 and 2020, respectively. Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.

Ground Facilities and Services

Alaska and Horizon lease ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings in various cities in the state of Alaska.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. The owned buildings, including land unless located on leased airport property, include a three-bay hangar facility with maintenance shops, a flight operations and training center, an air cargo facility, an information-processing center, several office buildings and our corporate headquarters. Alaska also leases a two-bay hangar/office facility at Sea-Tac, a warehouse and reservation/office facility in Kent, WA, and a reservation center in Boise, ID. Alaska’s other major facilities include a regional headquarters building and hangar in Anchorage, an air cargo facility, leased land in Anchorage, and a reservations center in Phoenix.

Horizon owns its Seattle corporate headquarters building. It leases an operations, training, and aircraft maintenance facility in Portland and maintenance facilities in Boise, Pasco, Seattle and Spokane.

During 2005, Alaska subcontracted its ground handling services at the Seattle-Tacoma International Airport to a vendor that provides similar services to Alaska at airports, including Portland, Los Angeles and San Francisco. Alaska continues to use its own employees for ground handling services at airports in the state of Alaska. Other airports throughout our system are contracted to various third-party vendors.

ITEM 3.	LEGAL PROCEEDINGS

In May 2005, the Air Line Pilots Association filed a lawsuit in federal district court in Seattle to overturn the current labor contract covering Alaska’s pilots as established by an arbitrator, which was effective May 1, 2005. On July 21, 2005, Alaska filed a motion to dismiss the lawsuit. On October 28, 2005, the district court granted Alaska’s motion to dismiss. This matter is closed.

In March 2005, Alaska filed a lawsuit in federal district court in Seattle against the International Association of Machinists (IAM) seeking to compel arbitration of a dispute regarding the permissibility, under the collective bargaining agreement, of subcontracting of Alaska’s ramp service operation in Seattle. On May 10, 2005, the IAM filed a counter claim against Alaska alleging that Alaska violated the Railway Labor Act status quo and engaged in bad faith bargaining by, among other things, stating that it would subcontract the Seattle ramp work if it could not reach agreement with the IAM on an acceptable new labor contract. On May 13, 2005, Alaska subcontracted the ramp service operation in Seattle, resulting in the immediate reduction of approximately 475 employees represented by the IAM. Shortly after this event, the IAM filed a motion for preliminary injunction seeking to reverse the subcontracting by Alaska. That motion was heard and denied by a federal court judge on June 2, 2005. Alaska filed a motion to dismiss the IAM counterclaim. The court dismissed the IAM’s status quo claim, and the bad faith bargaining claim to the extent it was based on the Seattle ramp subcontracting (as opposed to other conduct during the parties’ negotiations). The court stated that the IAM shall file an amended counterclaim by January 18, 2006, but the IAM did not do so. On February 6, 2006, the court entered an order directing the IAM to show cause why its counterclaim should not be dismissed for failure to prosecute. The IAM submitted its response to the court’s order to show cause on February 16, 2006, but the court has not yet issued a ruling on the matter. A trial date has been set for September 2006.

In addition to the cases noted above, we are a party to routine litigation incidental to our business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts; it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Alaska Air Group, Inc. (including its subsidiaries Alaska and Horizon), their positions and their respective ages (as of February 1, 2006) are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
William S. Ayer	Chairman, President and Chief Executive Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	51	1985

Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	45	1994

Kevin Finan	Executive Vice President/Operations of Alaska Airlines, Inc.	58	2000

Keith Loveless	Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc.	49	1996

Gregg Saretsky	Executive Vice President/Marketing and Planning of Alaska Airlines, Inc.	46	1998

Jeffrey D. Pinneo	President and Chief Executive Officer of Horizon Air Industries, Inc.	49	1990

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

Mr. Tilden joined Alaska Airlines in 1991, became controller of Alaska Airlines and Alaska Air Group in 1994, CFO in February 2000 and Executive Vice President/Finance in January 2002.

Mr. Finan became Executive Vice President/Operations in January 2006 to fill the position held by George Bagley upon his retirement. Prior to his appointment, Mr. Finan was Vice President/Flight Operations and had held that position since 2000.

Mr. Loveless became Corporate Secretary and Assistant General Counsel of Alaska Air Group and Alaska Airlines in 1996. In 1999, he was named Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group and Alaska Airlines.

Mr. Saretsky joined Alaska Airlines in March 1998 as Vice President/Marketing and Planning. In 2000 he became Senior Vice President/Marketing and Planning, and in January 2002 was elected Executive Vice President/Marketing and Planning of Alaska Airlines.

Mr. Pinneo became Vice President/Passenger Service of Horizon Air Industries in 1990. In January 2002 he was named President and CEO of Horizon Air.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2005, there were 33,454,146 shares of common stock of Alaska Air Group, Inc. issued and outstanding and 3,875 shareholders of record. We also held 2,478,779 treasury shares at a cost of $56.6 million. We have not paid dividends on the common stock since 1992. Our common stock is listed on the New York Stock Exchange (symbol: ALK).

The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange.

	2005		2004
	High	Low	High	Low
First Quarter	$34.00	$27.45	$29.27	$22.30
Second Quarter	31.50	25.55	27.17	19.26
Third Quarter	35.72	28.38	25.70	18.74
Fourth Quarter	37.86	28.22	33.67	22.93

Sales of Non-Registered Securities

None

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

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,696,809	32.2876	1,229,955
Equity compensation plans not approved by security holders	807,570	32.7568	—
Total	2,504,379	32.4389	1,229,955

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

In addition, the 2004 Plan authorizes the granting of shares to board members according to the terms described below.

Each member of the Board of Directors of the Company who is not employed by the Company or any of its subsidiaries is an eligible director. Each year on the first business day following that year’s annual meeting of stockholders, a portion of an eligible director’s annual retainer for services as a director for the coming year is paid in shares of common stock having a total value of $15,000.

In addition, each eligible director may elect to reduce his or her annual cash retainer and to receive instead a number of shares of common stock equal in value to the amount of the reduction on the same date the stock payment described above is made.

Directors have the right to vote and receive dividends on shares that have been issued under the 2004 Plan. The shares are not forfeited when participants leave the Board or otherwise become ineligible to continue in the 2004 Plan.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	2005		2004	2003		2002	2001
Consolidated Financial Data:
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	$2,975.3		$2,723.8	$2,444.8		$2,224.1	$2,152.8
Operating Expenses	2,982.7		2,803.6	2,462.3		2,317.3	2,279.1
Operating Loss	(7.4)		(79.8)	(17.5)		(93.2)	(126.3)
Nonoperating income (expense), net (a)	144.6		59.2	46.5		(8.6)	62.8
Income (loss) before income tax and accounting change	137.2		(20.6)	29.0		(101.8)	(63.5)
Income (loss) before accounting change	84.5		(15.3)	13.5		(67.2)	(43.4)
Net Income (Loss)	$(5.9)		$(15.3)	$13.5		$(118.6)	$(43.4)

Average basic shares outstanding	27.609		26.859	26.648		26.546	26.499
Average diluted shares outstanding	33.917		26.859	26.730		26.546	26.499
Basic earnings (loss) per share before accounting change	$3.06		$(0.57)	$0.51		$(2.53)	$(1.64)
Basic earnings (loss) per share (b)(c)	(0.21)		(0.57)	0.51		(4.47)	(1.64)
Diluted earnings (loss) per share before accounting change	2.65		(0.57)	0.51		(2.53)	(1.64)
Diluted earnings (loss) per share (b)(c)	(0.01)		(0.57)	0.51		(4.47)	(1.64)

At End of Period (in millions, except ratio):
Total assets	$3,792.0		$3,335.0	$3,259.2		$2,880.7	$2,950.5
Long-term debt and capital lease obligations, net of current	969.1		989.6	906.9		856.7	852.2
Shareholders’ equity	827.6		664.8	674.2		655.7	851.3
Ratio of earnings to fixed charges (d)	1.77		0.89	1.22		0.28	0.48

Alaska Airlines Operating Data:
Revenue passengers (000)	16,759		16,295	15,047		14,154	13,668
Revenue passenger miles (RPM) (000,000)	16,915		16,231	14,554		13,186	12,249
Available seat miles (ASM) (000,000)	22,292		22,276	20,804		19,360	17,919
Revenue passenger load factor	75.9%		72.9%	70.0%		68.1%	68.4%
Yield per passenger mile	12.91	¢	12.47 ¢	12.65	¢	12.65 ¢	13.12 ¢
Operating revenues per ASM	10.84	¢	10.02 ¢	9.74	¢	9.47 ¢	9.84 ¢
Operating expenses per ASM	10.89	¢	10.41 ¢	9.84	¢	9.87 ¢	10.24 ¢
Average number of full-time equivalent employees	9,065		9,968	10,040		10,142	10,115

Horizon Air Operating Data (e):
Revenue passengers (000)	6,481		5,930	4,934		4,815	4,668
Revenue passenger miles (RPM) (000,000)	2,475		2,155	1,640		1,514	1,350
Available seat miles (ASM) (000,000)	3,400		3,107	2,569		2,428	2,148
Revenue passenger load factor	72.8%		69.3%	63.9%		62.4%	62.8%
Yield per passenger mile	21.98	¢	22.61 ¢	26.96	¢	26.02 ¢	28.15 ¢
Operating revenues per ASM	16.36	¢	16.20 ¢	18.06	¢	17.29 ¢	19.02 ¢
Operating expenses per ASM	16.18	¢	15.90 ¢	17.76	¢	17.87 ¢	21.02 ¢
Average number of full-time equivalent employees	3,456		3,423	3,359		3,476	3,764

(a)	Includes capitalized interest of $8.9 million, $1.7 million, $2.3 million, $2.7 million and $10.6 million for 2005, 2004, 2003, 2002, and 2001, respectively.
(b)	For 2002, basic and diluted earnings per share include $(1.94) per share for the $51.4 million cumulative effect of the accounting change in connection with the impairment of goodwill.
(c)	For 2005, basic and diluted earnings per share include $(3.27) per share and $(2.66) per share, respectively, for the $90.4 million, net of tax, cumulative effect of the change in accounting policy for major airframe and engine overhauls.
(d)	For 2004, 2002 and 2001 earnings are inadequate to cover fixed charges by $17.4 million, $99.5 million, and $69.1 million, respectively. See Exhibit 12 to this Form 10-K.
(e)	Includes Horizon services operated as Frontier JetExpress in 2005 and 2004.

Alaska Airlines Financial and Statistical Data

	Quarter Ended December 31				Year Ended December 31
	2005	2004	% Change		2005		2004	% Change
Financial Data (in millions):
Operating Revenues:
Passenger	$526.4	$477.8	10.2		$2,183.0		$2,023.6	7.9
Freight and mail	21.9	21.1	3.8		90.3		86.4	4.5
Other—net	38.9	32.4	20.1		142.8		123.0	16.1

Total Operating Revenues	587.2	531.3	10.5		2,416.1		2,233.0	8.2

Operating Expenses:
Wages and benefits	181.2	187.9	(3.6)		737.4		799.7	(7.8)
Contracted services	32.9	26.2	25.6		119.9		96.5	24.2
Aircraft fuel	170.9	135.6	26.0		626.6		472.0	32.8
Aircraft maintenance	41.7	34.5	20.9		185.2		145.8	27.0
Aircraft rent	29.6	28.0	5.7		116.8		113.5	2.9
Food and beverage service	12.5	11.9	5.0		47.7		49.8	(4.2)
Selling expenses	29.0	31.1	(6.8)		126.9		132.2	(4.0)
Depreciation and amortization	32.5	32.9	(1.2)		125.4		128.1	(2.1)
Landing fees and other rentals	40.4	35.9	12.5		161.9		142.0	14.0
Other	39.0	38.2	2.1		158.7		148.6	6.8
Restructuring charges	(0.3)	25.9	NM		20.4		53.4	NM
Impairment of aircraft and related spare parts	—	—	—		—		36.8	NM

Total Operating Expenses	609.4	588.1	3.6		2,426.9		2,318.4	4.7

Operating Loss	(22.2)	(56.8)	NM		(10.8)		(85.4)	NM

Interest income	9.4	6.2			32.5		26.2
Interest expense	(14.3)	(11.0)			(51.2)		(44.1)
Interest capitalized	3.6	0.4			8.1		1.1
Fuel hedging gains (losses)	(21.5)	(6.8)			150.6		75.3
Other—net	(1.3)	(0.9)			(5.0)		(0.1)

	(24.1)	(12.1)			135.0		58.4

Income (Loss) Before Income Tax and Accounting Change	$(46.3)	$(68.9)	NM		$124.2		$(27.0)	NM

Operating Statistics:
Revenue passengers (000)	4,043	3,998	1.1		16,759		16,295	2.8
RPMs (000,000)	4,104	3,976	3.2		16,915		16,231	4.2
ASMs (000,000)	5,556	5,452	1.9		22,292		22,276	0.1
Passenger load factor	73.9%	72.9%	1.0	pts	75.9%		72.9%	3.0	pts
Yield per passenger mile	12.83 ¢	12.02 ¢	6.7		12.91	¢	12.47 ¢	3.5
Operating revenue per ASM	10.57 ¢	9.75 ¢	8.5		10.84	¢	10.02 ¢	8.1
Operating expenses per ASM (a)	10.97 ¢	10.79 ¢	1.7		10.89	¢	10.41 ¢	4.6
Operating expenses per ASM excluding fuel, navigation fee refund, restructuring and impairment charges (a)	7.90 ¢	7.83 ¢	1.0		8.01	¢	7.92 ¢	1.1
Raw fuel cost per gallon (a)	$2.02	$1.60	26.3		$1.84		$1.37	34.3
GAAP fuel cost per gallon (a)	$1.99	$1.56	27.6		$1.81		$1.33	36.2
Economic fuel cost per gallon (a)	$1.69	$1.40	20.7		$1.53		$1.26	21.5
Fuel gallons (000,000)	85.7	87.1	(1.6)		346.4		354.7	(2.3)
Average number of full-time equivalent employees	8,937	9,433	(5.3)		9,065		9,968	(9.1)
Aircraft utilization (blk hrs/day)	10.8	10.8	0.0		10.8		11.0	(1.8)
Operating fleet at period-end	110	108	1.9		110		108	1.9

NM = Not Meaningful

(a)	See Note A on page 20.

Horizon Air Financial and Statistical Data

	Quarter Ended December 31				Year Ended December 31
	2005	2004	% Change		2005		2004		% Change
Financial Data (in millions):
Operating Revenues:
Passenger	$138.2	$125.1	10.5		$544.0		$487.3		11.6
Freight and mail	0.9	0.9	0.0		3.8		3.9		(2.6)
Other—net	1.8	2.9	(37.9)		8.6		12.0		(28.3)

Total Operating Revenues	140.9	128.9	9.3		556.4		503.2		10.6

Operating Expenses:
Wages and benefits	46.8	41.4	13.0		178.4		163.5		9.1
Contracted services	6.1	5.3	15.1		23.8		20.7		15.0
Aircraft fuel	25.9	20.3	27.6		96.2		68.7		40.0
Aircraft maintenance	12.2	11.7	4.3		43.3		38.3		13.1
Aircraft rent	17.4	17.9	(2.8)		70.2		73.9		(5.0)
Food and beverage service	0.6	0.5	20.0		2.5		2.1		19.0
Selling expenses	7.0	6.6	6.1		29.1		26.5		9.8
Depreciation and amortization	4.8	3.7	29.7		16.8		13.4		25.4
Landing fees and other rentals	12.0	10.2	17.6		47.7		41.4		15.2
Other	11.2	10.8	3.7		42.2		42.0		0.5
Impairment of aircraft and related spare parts	—	0.6	NM		—		3.4		NM

Total Operating Expenses	144.0	129.0	11.6		550.2		493.9		11.4

Operating Income (Loss)	(3.1)	(0.1)	NM		6.2		9.3		NM

Interest income	0.6	0.2			1.6		1.1
Interest expense	(1.2)	(0.7)			(5.5)		(3.9)
Interest capitalized	0.4	0.2			0.8		0.6
Fuel hedging gains (losses)	(3.2)	(1.0)			23.3		10.2
Other—net	(0.1)	(0.2)			—		(0.2)

	(3.5)	(1.5)			20.2		7.8

Income (Loss) Before Income Tax and Accounting Change	$(6.6)	$(1.6)	NM		$26.4		$17.1		NM

Operating Statistics:
Revenue passengers (000)	1,613	1,568	2.9		6,481		5,930		9.3
RPMs (000,000)	632	569	11.1		2,475		2,155		14.8
ASMs (000,000)	858	793	8.2		3,400		3,107		9.4
Passenger load factor	73.7%	71.7%	2.0	pts	72.8%		69.3%		3.5	pts
Yield per passenger mile	21.87 ¢	21.99 ¢	(0.5)		21.98	¢	22.61	¢	(2.8)
Operating revenue per ASM	16.42 ¢	16.25 ¢	1.0		16.36	¢	16.20	¢	1.0
Operating expenses per ASM (a)	16.78 ¢	16.26 ¢	3.2		16.18	¢	15.90	¢	1.8
Operating expenses per ASM excluding fuel and impairment charges (a)	13.76 ¢	13.62 ¢	1.1		13.35	¢	13.58	¢	(1.7)
Raw fuel cost per gallon (a)	$2.06	$1.66	24.1		$1.90		$1.42		33.8
GAAP fuel cost per gallon (a)	$2.04	$1.62	25.9		$1.87		$1.38		35.5
Economic fuel cost per gallon (a)	$1.74	$1.48	17.6		$1.58		$1.31		20.6
Fuel gallons (000,000)	12.7	12.5	1.6		51.3		49.7		3.2
Average number of full-time equivalent employees	3,537	3,493	1.3		3,456		3,423		1.0
Aircraft utilization (blk hrs/day)	8.7	8.5	2.4		8.7		8.3		4.8
Operating fleet at period-end	65	65	0.0		65		65		0.0

NM = Not Meaningful

(a)	See Note A on page 20.

Note A:

Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor performance both with and without the cost of aircraft fuel (including the gains and losses associated with our fuel hedging program where appropriate), the navigation fee refund, restructuring charges or adjustments thereto, and aircraft impairment charges. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control and we record changes in the fair value of our hedge portfolio in our income statement, it is our view that the measurement and monitoring of performance without fuel is important. In addition, we believe the disclosure of financial performance without impairment and restructuring charges is useful to investors. Finally, these non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major network airlines.

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for both Alaska Airlines, Inc. and Horizon Air Industries, Inc.:

Alaska Airlines, Inc.:

($ in millions)

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2005	2004	2005	2004
Unit cost reconciliations:
Operating expenses	$609.4	$588.1	$2,426.9	$2,318.4
ASMs (000,000)	5,556	5,452	22,292	22,276

Operating expenses per ASM	10.97 ¢	10.79 ¢	10.89 ¢	10.41 ¢

Operating expenses	$609.4	$588.1	$2,426.9	$2,318.4
Less: aircraft fuel	(170.9)	(135.6)	(626.6)	(472.0)
Less: restructuring charges	0.3	(25.9)	(20.4)	(53.4)
Add: navigation fee refund	—	—	4.7	7.7
Less: impairment of aircraft and related spare parts	—	—	—	(36.8)

Operating expenses excluding fuel, navigation fee refund, restructuring and impairment charges	$438.8	$426.6	$1,784.6	$1,763.9
ASMs (000,000)	5,556	5,452	22,292	22,276

Operating expenses per ASM excluding fuel, navigation fee refund, restructuring and impairment charges	7.90 ¢	7.83 ¢	8.01 ¢	7.92 ¢

Reconciliation to GAAP income (loss) before taxes and accounting change:
Income (loss) before taxes and accounting change, excluding mark-to-market hedging gains (losses), navigation fee refund, restructuring and impairment charges	$0.5	$(22.7)	$85.8	$2.1
Add: mark-to-market hedging gains (losses) included in nonoperating income (expense)	(47.1)	(20.3)	53.1	50.1
Less: restructuring charges	0.3	(25.9)	(20.4)	(53.4)
Add: navigation fee refund and related interest received	—	—	5.7	11.0
Less: impairment of aircraft and related spare parts	—	—	—	(36.8)

GAAP income (loss) before taxes and accounting change as reported	$(46.3)	$(68.9)	$124.2	$(27.0)

	Three Months Ended December 31,
	2005		2004
	(in millions)	Cost/Gal	(in millions)	Cost/Gal
Aircraft fuel reconciliations:
Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$172.7	$2.02	$139.3	$1.60
Less: gains on settled hedges included in fuel expense	(1.8)	(0.03)	(3.7)	(0.04)

GAAP fuel expense	$170.9	$1.99	$135.6	$1.56
Less: gains on settled hedges included in nonoperating income (expense)	(25.6)	(0.30)	(13.5)	(0.16)

Economic fuel expense	$145.3	$1.69	$122.1	$1.40

Fuel gallons (000,000)	85.7		87.1

Mark-to-market gains (losses) included in non-operating income (expense) related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains to gains on settled hedges included in nonoperating income (expense)	$(47.1)		$(20.3)

	Twelve Months Ended December 31,
	2005		2004
	(in millions)	Cost/Gal	(in millions)	Cost/Gal
Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$637.9	$1.84	$486.6	$1.37
Less: gains on settled hedges included in fuel expense	(11.3)	(0.03)	(14.6)	(0.04)

GAAP fuel expense	$626.6	$1.81	$472.0	$1.33
Less: gains on settled hedges included in nonoperating income (expense)	(97.5)	(0.28)	(25.2)	(0.07)

Economic fuel expense	$529.1	$1.53	$446.8	$1.26

Fuel gallons (000,000)	346.4		354.7

Mark-to-market gains included in non-operating income (expense) related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains to gains on settled hedges included in nonoperating income (expense)	$53.1		$50.1

Horizon Air Industries, Inc.

($ in millions)

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2005	2004	2005	2004
Unit cost reconciliations:
Operating expenses	$144.0	$129.0	$550.2	$493.9
ASMs (000,000)	858	793	3,400	3,107

Operating expenses per ASM	16.78 ¢	16.26 ¢	16.18 ¢	15.90 ¢

Operating expenses	$144.0	$129.0	$550.2	$493.9
Less: aircraft fuel	(25.9)	(20.3)	(96.2)	(68.7)
Less: impairment of aircraft and related spare parts	—	(0.6)	—	(3.4)

Operating expenses excluding fuel and impairment charges	$118.1	$108.1	$454.0	$421.8
ASMs (000,000)	858	793	3,400	3,107

Operating expenses per ASM excluding fuel and impairment charges	13.76 ¢	13.62 ¢	13.35 ¢	13.58 ¢

Reconciliation to GAAP income (loss) before taxes and accounting change:
Income before taxes and accounting change, excluding impairment charges and mark-to-market hedging gains (losses)	$0.4	$1.8	$17.8	$13.7
Add: mark-to-market hedging gains (losses) included in nonoperating income (expense)	(7.0)	(2.8)	8.6	6.8
Less: impairment of aircraft and related spare parts	—	(0.6)	—	(3.4)

GAAP income (loss) before taxes and accounting change as reported	$(6.6)	$(1.6)	$26.4	$17.1

	Three Months Ended December 31,
	2005		2004
	(in millions)	Cost/Gal	(in millions)	Cost/Gal
Aircraft fuel reconciliations:
Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$26.1	$2.06	$20.8	$1.66
Less: gains on settled hedges included in fuel expense	(0.2)	(0.02)	(0.5)	(0.04)

GAAP fuel expense	$25.9	$2.04	$20.3	$1.62
Less: gains on settled hedges included in nonoperating income (expense)	(3.8)	(0.30)	(1.8)	(0.14)

Economic fuel expense	$22.1	$1.74	$18.5	$1.48

Fuel gallons (000,000)	12.7		12.5

Mark-to-market gains (losses) included in non-operating income (expense) related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains to gains on settled hedges included in nonoperating income (expense)	$(7.0)		$(2.8)

	Twelve Months Ended December 31,
	2005		2004
	(in millions)	Cost/Gal	(in millions)	Cost/Gal
Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$97.7	$1.90	$70.7	$1.42
Less: gains on settled hedges included in fuel expense	(1.5)	(0.03)	(2.0)	(0.04)

GAAP fuel expense	$96.2	$1.87	$68.7	$1.38
Less: gains on settled hedges included in nonoperating income (expense)	(14.7)	(0.29)	(3.4)	(0.07)

Economic fuel expense	$81.5	$1.58	$65.3	$1.31

Fuel gallons (000,000)	51.3		49.7

Mark-to-market gains included in non-operating income (expense) related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains to gains on settled hedges included in nonoperating income (expense)	$8.6		$6.8

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policies are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note. There can be no assurance that actual developments will be those anticipated by us. Actual results could differ materially from those projected as a result of a number of factors, some of which we cannot predict or control. For a discussion of our risk factors, see “Item 1A: Risk Factors,” beginning on page 12 and “Risk Factors” beginning on page 42.

General

Alaska and Horizon operate as airlines. However, their business plans, competition, and economic risks differ substantially. Alaska is a major airline and principally serves destinations in the state of Alaska and North/South service between cities in the Western U.S., Canada and Mexico. Alaska also provides East/West service to 8 cities, primarily from Seattle. It operates an all-jet fleet, and its average passenger trip in 2005 was 1,009 miles. Horizon is a regional airline serving primarily the Pacific Northwest, Northern California, and Western Canada. It operates both jet and turboprop aircraft, and its average passenger trip in 2005 was 382 miles.

Year in Review and Current Events

Improved revenue from industry-wide fare increases, record load factors, and a 4.2% increase in passenger traffic helped to define a positive story for 2005, despite relatively flat capacity at Alaska. Alaska’s capacity was flat compared to the prior year due to actions taken in response to the operational difficulties described below. Horizon reported significant increases in passenger traffic, resulting in increased revenues, offset by slightly lower yield. Operating expenses per available seat mile increased 4.6% at Alaska to 10.89 cents and 1.8% at Horizon to 16.18 cents compared to 2004. Although fuel prices dipped in the fourth quarter, fuel again hit record highs during 2005 and played a major part in the increase in unit costs. At Alaska, our unit costs excluding fuel, a navigation fee refund, restructuring and impairment charges increased 1.1% to 8.01 cents compared to 2004. This is primarily due to the capacity reduction during the summer and slightly higher non-fuel operating costs. Compared to 2004, Horizon had a 1.7% decrease in unit costs excluding fuel and impairment charges, coming in at 13.35 cents. Overall, our operating results are positive considering the continued significant losses for the industry as a whole and several large carriers seeking bankruptcy protection in 2005.

Although revenues and pre-tax income at Alaska improved over the prior year, we faced operational difficulties during much of the year due to the combined effects of the labor and operational changes across our Company during 2005. The result was operational performance that was well below our goal during much of the summer months. However, we began to see improvement in on-time arrivals and departures during much of September and October; although we again experienced seasonal declines in these metrics in the latter months of the year. In order to improve our operational performance, we reduced our 2005 summer capacity from our original expectations through schedule reductions and the elimination of certain flights.

Common Stock Offering

In December 2005, we completed an offering of 5.7 million shares of our common stock, resulting in net proceeds of approximately $200 million. See Note 16 to the Consolidated Financial Statements.

Accounting Change

Effective January 1, 2005, we changed our method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Accordingly, effective January 1, 2005, we wrote off the net book value of our previously capitalized airframe and engine overhauls for all aircraft in a charge totaling $144.7 million pre-tax ($90.4 million after tax). See Note 2 to our consolidated financial statements for further details.

Restructuring Charges

In the first quarter of 2005, we recorded asset impairment and rental charges of $8.0 million related to our decision to terminate the lease at our Oakland heavy maintenance base. These charges are included in “restructuring charges” in the statements of operations. As of December 31, 2005, there was no accrual remaining related to these charges.

During the second quarter of 2005, we contracted out our Seattle ramp operations to a third party. This resulted in an immediate reduction of approximately 475 employees. We offered a severance package, substantially the same as the severance packages offered to other employees in late 2004, to those affected by the subcontracting that included cash payments based on years of service, one year of medical coverage after the severance date and continued travel benefits for a period of time. The labor group accepted the severance package in June 2005 and, as a result, we recorded a charge of $16.1 million in the second quarter of 2005.

Offsetting these charges is a $3.7 million adjustment related to changes in our estimated costs of medical coverage extended to impacted employees from current and prior restructuring efforts and a change in the number of employees affected since the original accruals were recorded, resulting in a net restructuring charge for the year of $20.4 million ($12.7 million after tax).

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the year ended December 31, 2005 ($ in millions):

Accrual for Severance and Related Costs
Balance at December 31, 2004	$38.7
Restructuring charges	16.1
Restructuring charge adjustments	(3.7)
Cash payments	(48.0)

Balance at December 31, 2005	$3.1

Labor Costs and Negotiations

We executed new labor contracts with the Alaska pilots, dispatchers and mechanics and with the Horizon mechanics and dispatchers in 2005 through either the negotiation or arbitration process, as further described below:

•	Despite ongoing negotiations, we were unable to reach a new agreement with the Air Line Pilots Association (ALPA) and, therefore, pursuant to the terms of the collective bargaining agreement, submitted to binding arbitration during the first quarter of 2005, the decision of which became effective on May 1, 2005 and becomes amendable on May 1, 2007. This agreement resulted in an average pilot wage reduction of 26%.

•	During the second quarter of 2005, we presented a contract offer to the International Association of Machinists (IAM, representing our ramp workers) that was rejected by this work group. We subcontracted our Seattle ramp operations to a third party effective May 13, 2005. This resulted in an immediate reduction of approximately 475 employees.

•	During the fourth quarter, Alaska reached an agreement with the Aircraft Mechanics Fraternal Association (AMFA) resulting in a new four-year contract covering Alaska’s approximately 700 aircraft technicians. This contract includes, among other items, a market-based wage increase of approximately 10% and a one-time $1,000 bonus to each of the employees covered under the contract, which was paid in the fourth quarter of 2005.

•	Alaska also reached an agreement with the Transport Workers Union (TWU) in 2005 that resulted in a new five-year contract covering Alaska’s 34 dispatchers.

•	In October 2005, Horizon reached an agreement with the TWU resulting in a new three-year contract covering 21 dispatchers at Horizon.

•	During the fourth quarter of 2005, Horizon reached an agreement with AMFA on a three-year contract covering Horizon’s 450 mechanics and fleet service agents.

We are pleased with the contracts that have been reached recently and we are continuing to negotiate with our other workgroups to reach agreement on contracts that would benefit both our employees and our shareholders. None of the contract negotiations is at an impasse or has reached the 30-day cooling off period required under the Railway Labor Act that would trigger self help. Therefore, we currently believe the risk of a work stoppage is low.

Mark-to-Market Fuel Hedging Gains

Beginning in the second quarter of 2004, we lost the ability to defer, as a component of comprehensive income, recognition of any unrealized gain or loss on our fuel hedge contracts until the hedged fuel is consumed. We lost this ability because the price correlation between crude oil, the commodity we use to hedge, and West Coast jet fuel fell below required thresholds. For more discussion, see Note 11 to our consolidated financial statements.

The implications of this change are twofold: First, our earnings are more volatile as we mark our entire hedge portfolio to market each quarter-end and report the gain or loss in other non-operating income or expense, even though the actual consumption will take place in a future period. In times of rising fuel prices such as in 2005, this will have the effect of increasing our reported net income or decreasing our reported net loss. Our mark-to-market gains recorded in 2005 for contracts that settle in future periods, net of the reclassification of previously recorded mark-to-market gains for settled hedges, were $61.7 million ($38.6 million after tax). Second, to a large extent, the impact of our fuel hedge program will not be reflected in fuel expense. In 2005, we recorded gains from settled fuel hedges totaling $125.0 million, but only $12.8 million of that gain is reflected as an offset to fuel expense with the balance reported in other non-operating income (expense).

We have provided information on mark-to-market gains or losses, as well as calculations of our economic fuel cost per gallon on pages 21 and 22.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.

Navigation Fee Refund

In August 2005, Alaska recorded a net refund totaling $5.7 million ($3.6 million after tax) from the Mexican government related to navigation fees paid in 2004. Approximately $4.7 million of the refund was recorded as a reduction to contracted services expenses and $1.0 million was recorded as interest income. This is compared to an $11.0 million refund ($6.3 million after tax) recorded during the third quarter of 2004.

Aircraft Commitments

On June 15, 2005, Alaska Airlines, Inc. entered into an aircraft purchase agreement with The Boeing Company to purchase 35 B737-800 aircraft with deliveries beginning in January 2006 and continuing through April 2011. The purchase agreement includes options to purchase an additional 15 aircraft with deliveries between July 2007 and April 2009. The order also includes rights to purchase an additional 50 737-800s under the same terms, except that purchase rights are not assigned specific delivery dates. In December, 20 of the purchase rights were converted to options with deliveries in 2010 and 2011. Subsequent to year-end, Alaska converted one option and two purchase rights into firm orders for three additional B737-800s to be delivered in 2007 and 2008. Separate from the purchase agreement, Alaska has negotiated operating lease agreements for two additional B737-800 aircraft to be delivered in late 2006.

In October 2005, Horizon finalized an agreement to purchase 12 Bombardier Q400 aircraft with delivery dates beginning in December 2006 and continuing through July 2007. This agreement, in part, replaced firm orders for seven CRJ-700 aircraft that were to be delivered over the next several years. This agreement also provides for an option to purchase up to an additional 20 Q400 aircraft. In connection with the agreement, Bombardier agreed to provide certain remarketing assistance for up to 12 Q200 aircraft currently leased by Horizon for a fee as set forth in the agreement. Should Horizon decide to sublease any or all of the 12 Q200 aircraft, it is reasonably likely that the sublease income, including any support from Bombardier, would not be sufficient to cover our existing lease obligation and we would have an immediate recognition of the related loss on the sublease.

Other Events

In October 2005, Alaska finalized a $172 million variable-rate, pre-delivery payment facility to provide a portion of the pre-delivery funding requirements of Alaska’s purchase of up to 38 new Boeing 737-800 aircraft (23 of which are firm orders) under the current aircraft purchase agreement. This facility will expire on August 31, 2009 and the interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by the Company’s rights under the Boeing purchase agreement.

We began daily non-stop service from Los Angeles to Mexico City in August 2005 and from Seattle to Dallas/Fort Worth in September 2005.

Capacity Outlook

For 2006, Alaska and Horizon expect capacity increases of approximately 5% to 6% and 6%, respectively. The expected capacity increase at Alaska is due largely to the return of the full schedule and the introduction of 12 new B737-800 aircraft in 2006, with most of those coming later in the year. Horizon’s expected capacity increase is due largely to the annualization of increasing capacity of the Q400 fleet from 70 to 74 seats and to the four Q400 aircraft that will be delivered in 2006 (including two used Q400s to be delivered in February or March). The addition of the aircraft deliveries in 2006 at both Alaska and Horizon will be used to increase frequency in our existing markets and, to a lesser degree, serve new markets.

Alaska will continue to work toward operational excellence in 2006 to improve our on-time performance, completion rates, baggage handling, and other important customer-facing operational measures. As part of this initiative, Alaska will remain focused on improving the performance of the ramp services at the Seattle-Tacoma International Airport.

RESULTS OF OPERATIONS

2005 Compared with 2004

Our consolidated net loss for 2005 was $5.9 million, or $0.01 per diluted share, versus a consolidated net loss of $15.3 million, or $0.57 per diluted share, in 2004.

Our consolidated income (loss) before the accounting change for 2005 was $84.5 million compared ($15.3) million in 2004. The 2005 results include certain items that impact the comparability of the years. These items are discussed in the “Year in Review and Current Events” section beginning on page 23. Our 2004 results also include certain items that impact comparability, including severance charges of $53.4 million ($31.8 million after tax), an impairment charge of $40.2 million ($26.7 million after tax) related primarily to our Boeing 737-200C fleet, mark-to-market hedging gains, net of the reclassification of previously recorded mark-to-market gains for settled hedges, of $56.9 million ($31.7 million after tax), and a navigation fee refund of $11.0 million ($6.3 million after tax). Excluding those items, consolidated income before the accounting change would have been $55.0 million in 2005 compared to $5.2 million in 2004. The year-over-year improvement can be characterized by higher revenues, offset by slightly higher non-fuel operating costs and significantly higher fuel costs.

Financial and statistical data comparisons for Alaska and Horizon are shown on pages 18 and 19, respectively. On pages 20 through 22, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenues increased $183.1 million, or 8.2%, during 2005 as compared to 2004 due to an 8.1% increase in operating revenue per available seat mile (RASM) on relatively flat capacity. The increase in RASM was driven by a 3.5% increase in ticket yields that resulted from an increase in ticket prices designed to offset higher fuel prices, higher load factors, and higher freight, mail and other revenues. The flat capacity is primarily a direct result of the reduction in our summer flight schedule that was announced in June 2005, offset by the addition of three B737-800 aircraft during the year.

Load factor increased 3.0 percentage points to a record 75.9% for 2005, due primarily to an increase in passenger traffic. The yield environment is currently strong. In 2006, yield improvement is expected to come from year over year increases in fares (particularly in the first half of 2006) and, to a lesser extent, a new $10 fee that will be charged to customers that book travel through our reservation call centers.

Freight and mail revenues increased by $3.9 million, or 4.5%, compared to 2004 as a result of a mail contract we have in the state of Alaska that began in the third quarter of 2004 and fuel surcharges added to our freight services during the third quarter of 2005, offset by lower freight volumes.

Other-net revenues increased $19.8 million, or 16.1%, due largely to an increase in Mileage Plan revenues, resulting from higher award redemption on our partner airlines and an increase in cash receipts from miles sold, of which a portion is recognized immediately as other revenue and an increase in our revenues from service to Dutch Harbor, which is operated by a third party.

Alaska Airlines Expenses

In 2005, total operating expenses increased $108.5 million, or 4.7%, compared to 2004. Operating expenses per ASM increased 4.6% from 10.41 cents in 2004 to 10.89 cents in 2005. The increase in operating expenses is due largely to the significant increase in raw or “into-plane” fuel costs and increases in aircraft maintenance, contracted services, landing fees and other rentals, and other, offset by declines in wages and benefits, food and beverage service, selling expenses, depreciation and amortization, restructuring charges, and the impairment charge in 2004 related to our Boeing 737-200C fleet. Operating expenses per ASM excluding fuel, the navigation fee refund, restructuring and impairment charges increased 1.1% compared to 2004. Our current estimates of costs per ASM, excluding fuel for the first quarter and full year of 2006, are 8.35 cents and 7.65 cents, respectively.

Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits decreased $62.3 million, or 7.8%, during 2005 compared to 2004. Wages have been reduced by the following:

•	restructuring initiatives announced in late 2004

•	the reduction in pilot wages resulting from the new pilot contract that took effect in May 2005

•	during the second quarter of 2005, we subcontracted our ramp services operation in Seattle

•	during 2005, there were an average of 9,065 full-time equivalents (FTEs), which is down by 903 FTEs from the average in 2004

•	a reduction in benefits costs due to the reduction in FTEs and pension expense

The year-over-year decline in wages and benefits was partially offset by the following:

•	a $14 million increase in employee variable pay awards including profit sharing, operational performance rewards and performance based pay compared to 2004

•	a favorable $6.6 million adjustment in 2004 related to the ultimate loss estimates for workers compensation

Overall, the reduction in wages and benefits costs are partially offset by increases in contracted services and maintenance expense due to the subcontracting of certain operations. We expect to continue to see year-over-year declines in wages throughout 2006, although to a lesser extent than in 2005.

•	Contracted services increased $23.4 million, or 24.2%, due largely to contracting out of the Company’s fleet service and ground support equipment and facility maintenance functions in the fourth quarter of 2004, and the Seattle ramp operations in May 2005. Additionally, the navigation fee refund recorded in contracted services was $5.1 million in 2005 compared to $7.7 million in 2004. We expect that contracted services will increase in 2006 as we annualize the costs associated with the 2005 changes.

•	Aircraft fuel increased $154.6 million, or 32.8%, due to a 36.2% increase in the GAAP fuel cost per gallon, offset by a 2.3% decline in fuel gallons consumed. During 2005, Alaska also realized $108.8 million of gains from settled hedges, the majority of which are recorded in other non-operating income (expense). The total gains from settled hedges represents 87.6% of Alaska’s income before income taxes and the accounting change. After including all gains from settled hedges recorded during the period, our “economic,” or net, fuel expense increased $82.3 million, or 18.4%, compared to 2004. Our economic fuel cost per gallon increased 21.5% over 2004 from $1.26 to $1.53.

In the second quarter of 2005, we entered into a fuel contract whereby the spread between crude oil prices and jet fuel prices is fixed for approximately one-third of our fuel consumption through April 2006. This contract resulted in approximately $10 million in savings for Alaska during 2005.

See page 21 for a table summarizing fuel cost per gallon realized by Alaska (the economic cost per gallon), the cost per gallon on a GAAP basis (including hedging gains recorded in aircraft fuel) and fuel cost per gallon excluding all hedging activities.

•	Aircraft maintenance increased $39.4 million, or 27.0%, due largely to the performance of more airframe work and engine overhauls in 2005 compared to 2004. Other factors causing the increase were our power-by-the-hour maintenance agreement whereby we expense B737-400 engine maintenance on a flight-hour basis, regardless of whether the work was actually performed during the period; the contracting out of related heavy maintenance to third parties, which resulted in a shift of costs from wages and benefits into aircraft maintenance; the change in our accounting policy regarding engine and airframe overhauls (see Note 2 to our Consolidated Financial Statements); as well as certain enhancements to aircraft interiors, systems and flight decks to assist with reliability improvement. We expect maintenance costs to decline marginally in 2006 due to the timing of maintenance events and expected savings from process improvement initiatives.

•	Aircraft rent increased $3.3 million, or 2.9%, due to the additional operating lease on a B737-800 that was delivered in March 2005, offset by lower rates negotiated in 2004 on extended leases. We expect 2006 aircraft rent to be slightly higher due to the addition of two new B737-800 aircraft in the fourth quarter of 2006.

•	Food and beverage service expense decreased $2.1 million, or 4.2%, due primarily to a reduction in the average cost per passenger meal, offset by higher transportation costs and an increase in the number of meals served resulting from our new Mexico City and Dallas flights.

•	Selling expenses decreased $5.3 million, or 4.0% primarily due to a decline in the incentive payments to Horizon for certain flying. Incentive payments to Horizon are eliminated in consolidation. Excluding the intercompany payments, selling expenses increased by $10.2 million as a result of higher codeshare fees and commissions resulting from the increase in revenues. In 2005, 36.5% of Air Group ticket sales were made through traditional travel agents, compared to 38.0% in 2004. In 2005, 34.8% of the ticket sales were made through Alaska’s Internet web site compared to 30.4% in 2004.

•	Depreciation and amortization decreased $2.7 million, or 2.1%. In 2004, we recorded an impairment charge of $36.8 million to reduce the carrying value of the Boeing 737-200C fleet, resulting in lower depreciation expense in future periods. This is offset by the increased depreciation on two new owned aircraft delivered during 2005. We expect depreciation and amortization to increase in 2006 as we take delivery of several new B737-800 aircraft, the majority of which will be owned.

•	Landing fees and other rentals increased $19.9 million, or 14.0%. The increase reflects higher landing fee rates and increased rental costs, primarily in Seattle, Portland and Los Angeles, offset by fewer departures. We expect landing fees and other rentals to be higher in 2006 as a result of higher departures and increased airport costs.

•	Other expenses increased $10.1 million, or 6.8%, primarily reflecting increases in passenger remuneration, crew costs, supplies, and legal settlement costs, partly offset by lower insurance premiums. Additionally, in 2004 there were $2.0 million in losses on disposal of assets compared to $3.0 million in the current year. We expect other expenses to decline slightly in 2006 due to lower insurance rates and passenger remuneration costs.

Horizon Air Revenues

In 2005, operating revenues increased $53.2 million, or 10.6% compared to 2004. This increase is due largely to the increased capacity in both the Horizon-brand flying and contract flying for Frontier Airlines, which began in January 2004, combined with the slight increase in operating revenues per available seat mile (RASM). The increase in RASM was primarily due to an increase in load factors, partially offset by a 2.8% decline in ticket yields.

Load factor increased 3.5 percentage points to 72.8% for 2005, due primarily to the 14.8% increase in passenger traffic outpacing the 9.4% increase in capacity. The increases in passenger traffic and capacity are primarily due to increased contract flying with Frontier, the harmonization flying with Alaska, the addition of one CRJ-700 in 2005 and four additional seats on each of our Q400s. Contract flying with Frontier represented approximately 9.3% of passenger revenues and 22.9% of capacity, during 2005 compared to 9.1% and 21.4%, respectively, in 2004.

Horizon Air Expenses

Operating expenses for 2005 increased $56.3 million, or 11.4%, compared to 2004. Operating expenses per ASM increased 1.8% compared to 2004. Operating expenses per ASM excluding fuel and impairment charges decreased 1.7% compared to 2004. Our estimates of costs per ASM excluding fuel for the first quarter and full year of 2006 are 14.4 cents and 14.0 cents, respectively.

Explanations of significant year-over-year changes in the components of operating expenses are as follows:

•	Wages and benefits increased $14.9 million, or 9.1%, reflecting a slight increase in the average number of employees and wages per employee, a new performance-based incentive program for all employees, and the move to a new paid time off program resulting in a one-time charge related to the transition.

•	Contracted services increased $3.1 million, or 15.0%, due primarily to the increase in contract flying with Alaska that results in higher payments to non-Horizon employees for ground handling services.

•	Aircraft fuel increased $27.5 million, or 40.0%, due to a 35.5% increase in the GAAP fuel cost per gallon. During 2005, Horizon also realized $16.2 million of gains from settled hedges, the majority of which are recorded in other non-operating income (expense). The total gains from settled hedges represents 61.4% of Horizon’s pre-tax income. After including all gains from settled hedges recorded during the period, the “economic,” or net, fuel expense increased $16.2 million, or 24.8%, over 2004. Our economic fuel cost per gallon increased 20.6% from $1.31 in 2004 to $1.58 in 2005.

See page 22 for a table summarizing fuel cost per gallon realized by Horizon (the economic cost per gallon), the cost per gallon on a GAAP basis (including hedging gains recorded in aircraft fuel) and fuel cost per gallon excluding all hedging activities.

•	Aircraft maintenance expense increased $5.0 million, or 13.1%, primarily due to a higher number of engine overhauls and propeller work for the Q400 fleet and fewer aircraft covered by warranty. We expect maintenance expense to increase substantially in 2006 due to the timing of maintenance events and the increased number of aircraft that are exiting their warranty periods.

•	Aircraft rent decreased $3.7 million, or 5.0%, primarily due to lower rents on extended leases, return of one aircraft on a short-term lease and fewer leased engines.

•	Selling expenses are up $2.6 million, or 9.8%, from 2004 due primarily to an increase in credit card and other commissions resulting from higher revenues.

•	Depreciation and amortization increased $3.4 million, or 25.4%, primarily due to the addition of one CRJ-700 at the end of the first quarter of 2005 and a Q400 in the third quarter of 2004.

•	Landing fees and other rentals increased $6.3 million, or 15.2%. Higher landing fees are a result of significant rate increases in several of our key airports, increased departures and new markets being served.

Consolidated Nonoperating Income (Expense)

Net nonoperating income was $144.6 million in 2005 compared to $59.2 million in 2004. Interest income increased $6.4 million due primarily to improved returns and a slightly larger average marketable securities portfolio in 2005, offset by a larger interest payment in 2004 related to the navigation fee refund. Interest expense increased $11.1 million due to interest rate increases on our variable-rate debt and the changes to some of our variable-rate debt agreements to slightly higher fixed-rate agreements. Capitalized interest increased $7.2 million from $1.7 million in 2004 to $8.9 million in 2005. This increase is due to the significant increase in deposits for future flight equipment resulting from our new aircraft purchase agreements for Boeing 737-800 and Bombardier Q400 aircraft.

Fuel hedging gains include $112.2 million in gains from fuel hedging contracts settled in 2005 compared to $28.6 million in 2004. In addition, fuel-hedging gains include net mark-to-market gains on unsettled hedge contracts, net of the reclassification of previously recorded mark-to-market gains for settled hedges, of $61.7 million in 2005 and $56.9 million in 2004.

Consolidated Income Tax Expense (Benefit)

Our consolidated effective income tax rate on pre-tax income before the cumulative effect of the accounting change for 2005 was 38.4% compared to an effective income tax rate of 25.7% on a pre-tax loss in 2004. Due to the magnitude of nondeductible expense, such as employee per diem costs, relative to a marginal pre-tax profit or loss, a relatively small change in pre-tax results may cause a significant change in the effective tax rate. We applied our 2005 marginal rate of 37.5% to the cumulative effect of the accounting change.

2004 Compared with 2003

Our consolidated net loss for 2004 was $15.3 million, or $0.57 per share, versus net income of $13.5 million, or $0.51 per share, in 2003. The 2004 results include four significant items that impact the comparability to 2003. These items are discussed in the “Results of Operations: 2005 Compared with 2004” section beginning on page 27. Our 2003 results also include $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon, or a combined $44.3 million, net of tax) received related to assistance from the government under the Emergency Wartime Supplemental Appropriations Act.

Our consolidated operating loss for 2004 was $79.8 million compared to a loss of $17.5 million for 2003. Our consolidated pre-tax loss for 2004 was $20.6 million compared to pre-tax income of $29.0 million for 2003.

Alaska Airlines Revenues

Operating revenues increased $205.6 million, or 10.1%, during 2004 as compared to the same period in 2003. The increase in revenues resulted from an 11.5% increase in passenger traffic, offset by a 1.4% decline in ticket yields. For the year ended December 31, 2004, capacity increased 7.1% as compared to 2003. The capacity increases are primarily due to the annualization and expansion of our transcontinental flying, including service from Seattle to Chicago and Los Angeles to Reagan National in Washington D.C. The traffic increase of 11.5% outpaced the capacity increase of 7.1%, resulting in an increase in load factor from 70.0% to 72.9%. The decline in yield per passenger mile was a result of continued industry-wide pricing pressure, particularly in the fourth quarter where yield declines were more substantial, dropping 5.8% compared to the fourth quarter of 2003.

Freight and mail revenues increased $9.1 million, or 11.8%, because of a new mail contract we have in the State of Alaska offset by lower freight revenues.

Other-net revenues increased $13.3 million, or 12.1%, due largely to revenues from service to Dutch Harbor, which is operated by a third party, that began in January of 2004 and higher Mileage Plan revenues.

Alaska Airlines Expenses

For the year ended December 31, 2004, total operating expenses increased $271.6 million, or 13.3%, as compared to the same period in 2003. Operating expenses per ASM increased 5.8% from 9.84 cents in 2003 to 10.41 cents in 2004. The increase in operating expenses per ASM is due largely to significant increase in fuel costs, our restructuring charges, the impairment charge related to our Boeing 737-200 fleet, higher wages and benefits, contracted services costs and landing fees and other rental costs offset by declines in selling expenses and the navigation fee recovery. Operating expense per ASM excluding fuel, the navigation fee recovery, restructuring and impairment charges decreased 5.0% to 7.92 cents per ASM compared to 8.34 cents per ASM in 2003. Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $18.2 million, or 2.3%, during 2004. Approximately two-thirds of the increase reflects higher pilot wages, substantially all of which were due to the 4% wage rate increase in May 2004. Wages were favorably impacted by the restructuring initiatives announced in August and September. During 2004, there were 9,968 FTEs, which was down by approximately 70 FTEs from 2003 on a 7.1% increase in capacity.

Benefits costs were favorably impacted by a $7.3 million reduction in workers compensation expense resulting from positive workers compensation claims experience at Alaska and a related reduction to ultimate loss estimates recorded in December totaling $6.6 million. In total, benefits costs were flat year over year.

•	Contracted services increased $14.9 million, or 18.3%, due largely to expenses associated with an agreement with PenAir to provide flight services to Dutch Harbor that began in January of 2004, costs associated with a temporary charter contract and higher security costs, partially offset by $8.6 million from the recovery in 2004 of disputed Mexico navigation fees paid in 2002 and 2003.

•	Aircraft fuel increased $159.9 million, or 51.2%, due to a 43.9% increase in the GAAP fuel cost per gallon and a 5.2% increase in fuel gallons consumed. The increase in aircraft fuel expense is inclusive of $14.6 million of gains from settled hedges. During 2004, Alaska also realized $25.2 million of hedge gains, which are recorded in other non-operating income. After including all hedge gains recorded during the year, our “economic” fuel expense increased $140.1 million, or 45.7%, over 2003. Our economic fuel cost per gallon increased 38.6% from $0.91 cents to $1.26.

•	Aircraft maintenance decreased $7.6 million, or 5.0%, due largely to fewer engine overhauls during 2004 and a change in the mix of heavy maintenance versus routine maintenance.

•	Aircraft rent decreased $10.4 million, or 8.4%, due to lower rates on extended leases and fewer leased aircraft in 2004 compared to 2003.

•	Selling expenses decreased $15.8 million, or 10.7%, due to a decline in the incentive payments made to Horizon offset by increases in booking fees, credit card fees, and commissions. Incentive payments to Horizon are eliminated in consolidation. In 2004, 38.0% of Air Group ticket sales were made through traditional travel agents, compared to 43.0% in 2003. In 2004, 30.4% of the ticket sales were made through Alaska’s Internet web site compared to 27.4% in 2003.

•	Depreciation and amortization increased $8.6 million, or 7.2%, reflecting accelerated depreciation on the planned retirement of the Boeing 737-200C fleet, an increase in depreciation resulting from one aircraft purchased in 2004, and the full year depreciation on aircraft acquired in 2003, and additional provisions for inventory obsolescence.

•	Landing fees and other rentals increased $14.2 million, or 11.1%. The higher rates primarily reflect higher joint-use and exclusive rental fees at Seattle, Portland, Los Angeles and Oakland, combined with modest volume growth.

•	Other expense increased $8.3 million, or 5.9%, primarily reflecting a $6.3 million increase in professional services costs, higher moving expenses associated with our restructuring initiatives, higher passenger remuneration costs, and supplies costs.

•	Restructuring charges totaled $53.4 million during 2004. This charge includes wages and other benefits that will be paid as a result of our restructuring initiatives announced in August and September of 2004.

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

The arrangement with Frontier provides for reimbursement of expected costs plus a base mark-up and certain incentives. However, since Horizon is not responsible for many of the typical costs of operations such as fuel, landing fees, marketing costs and station labor and rents, revenue per ASM, cost per ASM and cost per ASM excluding fuel for this flying is significantly lower than Horizon’s native network flying.

For the year ended December 31, 2004, capacity increased 20.9% and traffic was up 31.4%, compared to the same period in 2003. Contract flying with Frontier represented approximately 9.1% of passenger revenues and 21.4% of capacity, during 2004. Passenger load factor increased 5.4 percentage points to 69.3%. Passenger yield decreased 16.1% to 22.61 cents, reflecting the inclusion of the Frontier contract flying, the yield for which is significantly lower than native network flying, and a decline in incentive payments from Alaska for feed traffic. Contract revenue and higher yields in Horizon’s native network combined with the increases in traffic, resulted in an increase in passenger revenue of $45.0 million, or 10.2%.

Horizon Air Expenses

Operating expenses increased $36.8 million, or 8.1%, as compared to the same period in 2003. Operating expenses per ASM including fuel and the impairment charge decreased 10.5% as compared to 2003. Operating expenses per ASM excluding fuel and the impairment charge decreased 14.1% as compared to the same period in 2003. Operating expenses in 2004 include $3.4 million related to an impairment charge on our held-for-sale F-28 aircraft and spare engines to lower the carrying value of these assets to their estimated fair value. Explanations of other significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $3.4 million, or 2.1%, reflecting an increase in the average number of employees, wages and payroll taxes, partially offset by favorable reductions of medical and workers compensation accruals.

•	Aircraft fuel increased $17.5 million, or 34.2%, due to a 45.0% increase in the GAAP fuel cost per gallon, partially offset by a 7.4% decrease in gallons consumed. The increase in aircraft fuel expense is inclusive of $2.0 million of gains from settled hedges. During the year, Horizon also realized $3.4 million of hedge gains, which are recorded in other non-operating income. After including all hedge gains recorded during the year, our “economic” fuel expense increased $15.1 million, or 30.1%, over 2003. Our economic fuel cost per gallon increased 40.5% from 93.5 cents to 131.4 cents.

•	Aircraft maintenance expense increased $7.9 million, or 26.0%, primarily due to an increase in block hours, a higher number of routine maintenance activities and engine overhauls for the Q200 fleet and fewer aircraft covered by warranty.

•	Aircraft rent increased $2.9 million, or 4.1%, reflecting the annualization of aircraft added during 2003 and the addition of spare engines during 2004.

•	Landing fees and other rentals increased $2.9 million, or 7.5%. Higher landing fees are a result of higher rates associated with modest volume growth, an increase in airport fees and increased costs for security.

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

Fuel hedging gains include $28.6 million and $6.4 million in gains from settled fuel hedging contracts in 2004 and 2003, respectively. In addition, fuel-hedging gains include mark-to-market gains on unsettled hedge contracts, net of the reclassification of previously recorded mark-to-market gains for settled hedges, of $56.9 million in 2004.

The 2003 results include $71.4 million ($52.8 million for Alaska and $18.6 million for Horizon) received in connection with the government reimbursement of security fees remitted and carrier fees paid under the Emergency Wartime Supplemental Appropriations Act.

Consolidated Income Tax Benefit

Our consolidated effective income tax benefit rate for 2004 was 25.7% compared to an effective income tax expense rate of 53.4% in 2003. Due to the magnitude of nondeductible expenses, such as employee per diem costs, relative to pre-tax profit or loss, a relatively small change in pre-tax results can cause a significant change in the effective tax rate.

Change in Accounting Policy

Effective January 1, 2005, we changed our method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the former method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. We believe that the direct expense method is preferable because it eliminates the judgment and estimation needed to determine overhaul versus repair allocations in maintenance activities. Additionally, our approved maintenance program for the majority of our airframes now focuses more on shorter, but more frequent, maintenance visits. We also believe that the direct expense method is the predominant method used in the airline industry. Accordingly, effective January 1, 2005, we wrote off the net book value of our previously capitalized airframe and engine overhauls for all aircraft resulting in a charge of $144.7 million pre-tax ($90.4 million after tax). We do not believe disclosing the effect of adopting the direct expense method on net income for 2005 provides meaningful information because of changes in our maintenance program, including the execution of a “power-by-the-hour” engine maintenance agreement with a third party in late 2004.

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

At December 31, 2005, we had approximately 95 billion miles outstanding, resulting in an aggregate liability of $466.8 million. The liability is computed based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption impacts the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

1. The number of miles that will not be redeemed for travel:

Members may not reach the mileage threshold necessary for a free ticket and outstanding miles may not always be redeemed for travel. Therefore, based on the number of Mileage Plan accounts and the miles in the accounts, we estimate how many miles will never be used (“breakage”), and do not record a liability for those miles. Our estimates of breakage consider activity in our members’ accounts, account balances, and other factors. We believe our breakage assumptions are reasonable. A hypothetical 1.0% change in our estimate of breakage (currently 12% in the aggregate) has approximately a $5.2 million affect on the liability. However, actual breakage could differ significantly from our estimates given the dynamic nature of the program and our inability to predict our members’ future behavior.

2. The number of miles used per award (i.e., free ticket):

We estimate how many miles will be used per award. If actual miles used are more or less than estimated, we may need to adjust the liability and corresponding expense. Our estimates are based on the current requirements in our Mileage Plan program and historical redemptions on Alaska, Horizon or other airlines.

3. The costs that will be incurred to provide travel:

When the frequent flyer travels on his or her award ticket, incremental costs such as food, fuel and insurance are incurred to carry that passenger. We estimate what these costs will be (excluding any contribution to overhead and profit) and accrue a liability. If the passenger travels on another airline on an award ticket, we often must pay the other airline for carrying the passenger. The other airline costs are based on negotiated agreements and are often substantially higher than the costs we would incur to carry that passenger. We estimate how much we will pay to other airlines for future travel awards based on historical redemptions and settlements with other carriers and accrue a liability accordingly. The costs actually incurred by us or paid to other airlines may be higher or lower than the costs that were estimated and accrued, and therefore we may need to adjust our liability and recognize a corresponding expense.

4. The number of awards redeemed for travel on Alaska or Horizon versus other airlines:

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

5. The rate at which we defer sales proceeds from sold miles:

We defer an amount that represents our estimate of the fair value of a free travel award by looking to the sales prices of comparable paid travel. As fare levels change, our deferral rate changes, which may result in more or less recognition of cash proceeds in any given quarter.

We review Mileage Plan estimates each quarter, and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

Pension Plans

We account for the defined benefit pension plans using SFAS No. 87, “Employer’s Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements. We recognized expense for our qualified defined-benefit pension plans of $71.7 million, $78.3 million, and $73.5 million in 2005, 2004, and 2003, respectively.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. At December 31, 2005, the fair value of our qualified defined-benefit pension plan assets totaled $680.9 million. We anticipate making a cash contribution of approximately $50 million during 2006.

Pension expense increases as the expected rate of return on pension plan assets decreases. As of January 1, 2006, we estimate that the pension plan assets will generate a long-term rate of return of 7.75%. This rate is slightly lower than the assumed rate of 8.0% used for the 2005 pension expense, and was developed by evaluating input from consultants and economists as well as long-term inflation assumptions. We regularly review the actual asset allocation and periodically rebalance investments as considered appropriate. This expected long-term rate of return on plan assets at December 31, 2005 is based on an allocation of U.S. and non-U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 7.75% to 7.25%) would increase our estimated 2006 pension expense by approximately $3.6 million.

Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.50% and 5.75% at December 31, 2005 and 2004, respectively. The discount rate is determined based on the current rates earned on high quality long-term bonds. Decreasing the discount rate by 0.5% (from 5.50% to 5.00%) would increase our accumulated benefit obligation at December 31, 2005 by approximately $56.7 million and increase estimated 2006 pension expense by approximately $8.0 million.

The defined benefit plan for management personnel was closed to new entrants in 2003. We are working to restructure the defined benefit plans for other labor groups. Any such change could impact future pension expense and pension liabilities.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict what these factors will be in the future.

Subsequent to December 31, 2005, the Financial Accounting Standards Board began to work on an exposure draft that would require balance sheet recognition of the full unfunded status of pension and other postretirement benefit plans for years ending after December 15, 2006. For us, this would be effective at December 31, 2006. This change in the accounting for pension and postretirement benefits will likely result in a significant charge to our accumulated other comprehensive income as we will be required to recognize the unfunded status based on the Projected Benefit Obligation rather than the Accumulated Benefit Obligation. The exposure draft is expected in March 2006.

Long-lived Assets

As of December 31, 2005, we had approximately $2.0 billion of property and equipment and related assets. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, changes in fleet plans, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, management decisions regarding the future use of the assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.

As part of our simplification and unit cost reduction initiatives, we may seek to accelerate the retirement of our MD-80 fleet in the future. Although no decision has been made, we expect to look closely at this option during the first quarter of 2006 and discuss it with our Board of Directors. If we make a decision to exit this fleet type, we would likely have to make substantial lease termination payments to lessors for our 11 leased MD-80 aircraft and we believe that we would incur a loss upon disposal of our 15 owned MD-80 aircraft as the carrying value of those aircraft exceeds the current market value. This loss would be recognized as an impairment charge if and when any such decision is made. The market value of MD-80 aircraft fluctuates and is highly dependent on factors out of our control, including the number of aircraft available in the market and fleet changes by other airlines and demand for those aircraft by other carriers. As of December 31, 2005, our 15 owned MD-80s have a combined net book value of approximately $205 million and we believe the current market value is in the range of $50 million to $80 million.

In 2003 and 2004, due to volatile economic conditions and indications of declining aircraft market values, we evaluated whether the book value of our aircraft was impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment was necessary based on the results of the evaluations except as related to the B737-200C fleet and Horizon’s idle Fokker F-28 aircraft and spare engines in 2004. See Note 14 in the Consolidated Financial Statements for further discussion.

There is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Workers Compensation and Employee Health Care Accruals

The Company uses a combination of insurance and self-insurance mechanisms to provide for workers compensation claims and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. Our workers compensation and employee health care accruals totaled $34.4 million at December 31, 2005, compared to $29.7 million at December 31, 2004.

Realizability of Deferred Tax Assets

The Company has a net deferred tax liability of $64.6 million at December 31, 2005, which includes gross deferred tax assets of $423.7 million offset by a gross deferred tax liability of $488.3 million. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would be realizable and thus no valuation allowance has been recorded as of December 31, 2005. Our conclusion is based on the expected future reversals of existing taxable temporary differences and does not rely on future taxable income. Should we incur additional losses in the future, our ability to realize the net operating loss carryforwards may be subject to greater uncertainty. We will continue to reassess the need for a valuation allowance during each future reporting period.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2005	December 31, 2004	Change
	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$982.6	$873.9	$108.7
Working capital	374.7	285.0	89.7
Long-term debt and capital lease obligations, net of current portion	969.1	989.6	(20.5)
Shareholders’ equity	827.6	664.8	162.8
Book value per common share	$24.74	$24.51	$0.23
Long-term debt-to-capital	54%:46%	60%:40%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	73%:27%	78%:22%	NA

During the year ended December 31, 2005, our cash and marketable securities increased $108.7 million to $982.6 million. This increase reflects cash provided by operating activities of $271.9 million and cash provided by financing activities of $254.8 million resulting primarily from $200.0 million in net proceeds from the sale of 5.7 million shares of our common stock and a large volume of option exercises, offset by cash used for property and equipment additions, net of aircraft deposit returns and proceeds from asset dispositions, of $410.4 million and net purchases of marketable securities of $63.1 million.

Cash Provided by Operating Activities

During 2005, net cash provided by operating activities was $271.9 million, compared to $334.0 million during 2004. The decrease is due largely to the cash payments made for severance, a $42.7 million tax refund in 2004, and significantly higher fuel costs, offset by improved revenues in the current year.

Cash Used in Investing Activities

Cash used in investing activities was $481.1 million during 2005, compared to $392.0 million in 2004. We had net purchases of $63.1 million of marketable securities and $410.4 million for property and equipment additions, net of aircraft deposit returns and proceeds from asset dispositions. During 2005, our aircraft related capital expenditures, net of aircraft deposit returns and proceeds from asset dispositions, increased $255.3 million compared to 2004, primarily reflecting the net payment of $101.2 million related to the aircraft purchase commitment entered into during the second quarter of 2005 to acquire 35 Boeing 737-800 aircraft, as well as additional scheduled pre-delivery payments. As of January 1, 2005, we no longer have capital expenditures related to overhauls as those maintenance activities are expensed as incurred under our maintenance accounting policy adopted on that date. We expect capital expenditures to be approximately $510 million (of which $400 million is expected to be new-aircraft related) in 2006 as we take delivery of several new aircraft.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $254.8 million during 2005 compared to net cash used in financing activities of $106.9 million during 2004. In the fourth quarter of 2005, we issued 5.7 million shares of our common stock for proceeds of $200.0 million, net of underwriting discounts and professional fees. Horizon had one debt issuance during 2005 of $20.0 million, which is secured by flight equipment and has a term of 15 years. Alaska borrowed $73.8 million against its pre-delivery payment facility discussed below. Debt issuances and proceeds from common stock during the period were offset by normal long-term debt payments of $54.2 million.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand at December 31, 2005 totaling $982.6 million, along with proceeds from our new pre-delivery payment facility used to provide assistance with our pre-delivery funding requirements on the purchase of new B737-800 aircraft, and additional debt financing. We have debt financing arranged for all of our firm 2006 B737-800 deliveries and are currently negotiating the financing on the Q400s. We also have restricted cash of $4.1 million, which is intended to collateralize interest payments due through March 2006 on our $150 million floating rate senior convertible notes due 2023 issued in 2003.

Bank Line of Credit Facility

Alaska has a $160 million variable-rate credit facility that expires in March 2008. As of December 31, 2005, there are no outstanding borrowings on this credit facility and the Company has no immediate plans to borrow using this credit facility. See Note 5 in the Consolidated Financial Statements for further discussion.

Pre-delivery Payment Facility

On October 19, 2005, Alaska finalized a $172 million variable-rate revolving loan facility with a syndicate of lenders to provide a portion of the pre-delivery funding requirements of Alaska’s purchase of up to 38 new Boeing 737-800 aircraft (23 of which are firm orders) under the current aircraft purchase agreement. The facility will expire on August 31, 2009. The interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by Alaska’s rights under the Boeing purchase agreement. The principal amounts outstanding on the facility relate to specified aircraft and will be repaid at the time that Alaska takes delivery of the aircraft, likely using proceeds from long-term debt financing on those aircraft. We expect to fund additional pre-delivery payments throughout 2006 and beyond using this facility. As of December 31, 2005, $73.8 million was outstanding.

Convertible Notes

In 2003, Alaska Air Group completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023 (the Notes).

As noted in Note 5 of the Consolidated Financial Statements, where these Notes are discussed further, we have the option of calling the Notes in March 2006. Based on the recent market price of our common stock, it is possible that we would call the Notes at that time. However, no decision has been made. If we do not call the Notes, we have not yet determined how each payment of principal or interest due will be funded in the future. We anticipate that these payments will be funded either by dividends, distributions, loans, advances or other payments from our subsidiaries or through new borrowings or financings by Alaska Air Group. Any such payments by our subsidiaries to Air Group could be subject to statutory or contractual restrictions.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

At December 31, 2005, we had firm orders for 48 firm aircraft purchase orders requiring aggregate payments of approximately $1,173.5 million, as set forth below. In addition, Alaska has entered into an operating lease agreement with a third party to take delivery of two B737-800 aircraft in late 2006. Alaska had options to acquire 35 additional B737s and purchase rights for 30 more, and Horizon had options to acquire 20 Q400s and 17 CRJ700s. Subsequent to year-end, Alaska converted one option and two purchase rights into firm orders for three additional B737-800s to be delivered in 2007 and 2008. Additionally, Horizon executed purchase agreements for two used Q400 aircraft to be delivered in February or March of 2006. Total purchase price for these two aircraft was approximately $21.0 million. Alaska and Horizon expect to finance the firm orders and to the extent exercised, the option aircraft with leases, long-term debt or internally generated cash.

The following table summarizes aircraft purchase commitments and payments by year, as of December 31, 2005:

	Delivery Period—Firm Orders
Aircraft	2006	2007	2008	2009	2010	Beyond 2010	Total
Boeing 737-800	10	8	5	3	6	3	35
Bombardier Q-400	2	10	—	—	—	—	12
Bombardier CRJ700	1	—	—	—	—	—	1

Total	13	18	5	3	6	3	48

Payments (Millions)	$380.6	$328.1	$160.2	$126.6	$133.6	$44.4	$1,173.5

The CRJ700 was delivered in January 2006 and was paid for with cash on hand. The two Q-400 aircraft will be delivered in December 2006 and financing has not yet been determined. The 10 B737-800 aircraft are to be delivered throughout 2006 beginning in February. Financing for all of the 2006 B737-800 aircraft deliveries has been arranged. In addition to the 10 firm orders noted above, Alaska has lease agreements in place for two B737-800 aircraft that will be delivered in November and December of 2006. Our first B737-800 aircraft scheduled for delivery in 2006 was delivered in February and was financed with $31.5 million of fixed-rate debt.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, capital lease obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2005. This table excludes contributions to our various pension plans, which we expect to be approximately $50 million to $70 million per year through 2009.

(in millions)	2006	2007	2008	2009	2010	Beyond 2010*	Total
Current and long-term debt and capital lease obligations (excluding the pre-delivery payment facility)	$58.7	$61.9	$64.9	$68.3	$72.4	$682.6	$1,008.8
Current and long-term portions of the pre-delivery payment facility	54.8	19.0	—	—	—	—	73.8
Operating lease commitments (1)	267.3	233.8	224.2	208.8	209.2	826.5	1,969.8
Aircraft purchase commitments	380.6	328.1	160.2	126.6	133.6	44.4	1,173.5
Interest obligations (2)	70.3	65.9	53.0	44.4	39.7	105.8	379.1
Other purchase obligations (3)	29.1	29.4	29.7	30.0	30.3	124.2	272.7

Total	$860.8	$738.1	$532.0	$478.1	$485.2	$1,783.5	$4,877.7

*	Includes $150 million related to the Company’s senior convertible notes due in 2023. Holders of these Notes may require the Company to purchase all or a portion of their Notes, for a purchase price equal to principal plus accrued interest, on the 5th, 10th, and 15th anniversaries of the issuance of the Notes, or upon the occurrence of a change in control or tax event, as defined in the agreement. See Note 5 in the Consolidated Financial Statements.
(1)	Includes two aircraft lease agreements for B737-800 aircraft that will be delivered in November and December of 2006.
(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of December 31, 2005.
(3)	Includes obligations under our long-term power-by-the-hour maintenance agreement.

New Accounting Standards

During the fourth quarter of 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share Based Payment: An Amendment of SFAS Nos. 123 and 95.” The new standard requires companies to recognize as expense the fair value of stock options and other equity based compensation issued to employees as of the grant date. This new standard will apply both to stock options that we grant to employees and to our Employee Stock Purchase Plan, which features a look-back provision and allows employees to purchase stock at a 15% discount. Our options are typically granted with ratable vesting provisions, and we intend to amortize compensation cost over the service period using the straight-line method. SFAS 123R was effective January 1, 2006. We will use the “modified prospective method” upon adoption whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Once adopted, we expect our stock-based compensation expense, as measured under SFAS 123R, will be approximately $7 million to $9 million per year on a pre-tax basis, of which $3 million to $5 million will be for stock-based compensation that has not historically been recorded in our statements of operations.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was adopted in the fourth quarter of 2005 and has had no significant impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was adopted in the fourth quarter of 2005. EITF 05-6 did not have a significant impact on our financial position, results of operations or cash flows.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, “(FSP EITF 03-01-1). FSP EITF 03-01-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraphs 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005. At December 31, 2005, available-for-sale investments in the Company’s marketable securities portfolio had unrealized losses totaling $3.9 million which are recorded in Other Accumulated Comprehensive Income. Management does not believe that the securities with unrealized losses as of December 31, 2005 meet the criteria for recognizing the loss under existing other-than-temporary guidance.

Effect of Inflation and Price Changes

Inflation and price changes other than for aircraft fuel do not have a significant effect on our operating revenues, operating expenses and operating income.

RISK FACTORS

If any of the following occurs, our business, financial condition and results of operations could suffer. In such case, the trading price of our common stock could also decline.

The airline industry is highly competitive and subject to rapid change. We may be unable to compete effectively against other airlines with greater financial resources or lower operating costs, or to adjust rapidly enough in the event the nature of competition in our markets changes.

The airline industry is highly competitive as to fares, flight frequency, frequent flyer benefits, routes and service. The industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Recently, airlines have reduced routes and the number of planes available, which has resulted in reduced industry capacity and a trend towards increased fares. If airlines decide to increase their capacity in the future, this could cause fares to decline, which may adversely affect our business and results of operations. We currently compete with one or more other airlines on substantially all of our routes. Many of these airlines are larger and have significantly greater financial resources and name recognition or lower operating costs than our company. Others are operating under bankruptcy court protection and may institute substantial fare discounts in order to maintain cash flows and enhance customer loyalty. In addition, competitors who successfully reorganize out of bankruptcy could have lower operating costs derived from renegotiated labor, supply and financing agreements. Some of these competitors have chosen from time to time to add service, reduce their fares, or both, in our markets. We may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve.

The airline industry, particularly regional airlines, also faces competition from ground transportation alternatives, such as buses, trains or automobiles. In addition, technology advancements may limit the desire for air travel. For example, video teleconferencing and other methods of electronic communication may reduce the need for in-person communication and add a new dimension of competition to the industry as business travelers seek lower-cost substitutes for air travel.

In addition, the United States and Mexico recently amended their bilateral agreement relating to commercial air service. The amendments expand authorized service levels to cities we serve in Mexico. Other airlines will likely seek to add service on some of the city pairs we currently serve, which will increase competition and potentially negatively affect our results of operations.

Our business, financial condition, and results of operations are substantially exposed to the current high prices and variability of jet fuel. Further increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, comprising 24% and 19% of total operating expenses for the years ended December 31, 2005 and 2004, respectively. Significant increases in fuel costs during 2004 and 2005 have negatively impacted our results of operations. Further increases would harm our financial condition and results of operations. Based on historical trends, we estimate that a one-cent increase in our economic price per gallon of fuel increases our fuel expenses by approximately $4.0 million annually.

Historically, fuel costs have been unpredictable and subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. In addition, various events including natural disasters, such as hurricanes Katrina and Rita, and hostilities or other conflicts in oil producing areas or elsewhere, could result in reductions in the production or availability of crude oil or jet fuel and could result in increases in the cost of fuel. Because of the effect of any of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, higher fuel prices or the curtailment of scheduled service could result. We may be unable to offset increases in the price of fuel through higher fares.

We utilize fuel hedges as a form of insurance against the volatility of fuel prices. To manage the risk of fuel price increases, we have entered into swap agreements and purchased call options that cap our fuel costs at designated per-barrel oil prices. Even with hedges, we are substantially and increasingly exposed to increases in jet fuel costs since the amount of hedged consumption declines and the price at which we are hedged increases. This means that even if fuel prices stay at current levels, our economic fuel cost will increase in future years, harming our business and results of operations, unless we are able to offset these higher fuel prices through higher fares.

If we are unable to meet our cost reduction goals, our financial condition may suffer.

We, along with other airlines, have announced aggressive cost reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while at the same time achieving acceptable profit margins and return on capital. We believe having a lower cost structure better positions us to be able to grow our business and take advantage of market opportunities. For 2005, our non-fuel operating costs were slightly higher year over year, and we expect those costs to decline somewhat in 2006. If we are unable to further reduce our non-fuel unit costs, we would likely not be able to achieve our growth plan and our financial results may suffer.

We have incurred operating losses in each year since 2000 and may incur operating losses in the future. In addition, our quarterly results can fluctuate substantially.

In each year since 2000, we have incurred operating losses. For the year ended December 31, 2005, we incurred an operating loss of $7.4 million, and prior to that we incurred operating losses of $79.8 million and $17.5 million for the years ended December 31, 2004 and 2003, respectively. However, in 2005, when considering the benefit from fuel hedges that settled during the period that are included in nonoperating income (expense), we would have had an operating profit of $104.8 million. The inability to sustain profitability may hinder our ability to honor our existing obligations as they become due, to obtain future equity or debt financing or to do so on commercial terms, and to sustain and expand our business.

In addition, our quarterly operating results can fluctuate substantially due to a variety of factors including seasonal variations in traffic, the timing of various expenditures, and weather. Because expenses of an aircraft flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our results of operations. Due to these factors, as well as other risk factors described in this prospectus, quarter-to-quarter comparisons of our results may not be good indicators of our future performance. In addition, it is possible that in any future quarter our operating results could be below expectations of investors and any published reports or analyses regarding our company. In that event, the price of Air Group’s common stock could decline, perhaps substantially.

Our indebtedness and other fixed obligations could increase the volatility of earnings and otherwise restrict our activities.

We have and will continue to have for the foreseeable future a significant amount of indebtedness. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues results in a disproportionately greater decrease in earnings. As of both December 31, 2005 and 2004, we had approximately $1 billion of indebtedness outstanding, approximately $859 million and $892 million of which was secured by flight equipment and real property. In addition to long-term debt, we have significant other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2005, future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year were approximately $934 million for 2006 through 2009 and an aggregate of $1 billion for the years thereafter.

As of December 31, 2005, we had commitments totaling $1.2 billion to purchase 48 additional aircraft through 2011. We also had operating lease commitments for two aircraft to be delivered in 2006. We will incur additional debt and other fixed obligations as we take delivery of new aircraft and other equipment and if we are able to expand into new markets.

Our outstanding indebtedness and other fixed obligations could have important consequences. For example, they could:

•	limit our ability to obtain additional financing for funding our growth strategy, capital expenditures, acquisitions, working capital or other purposes,

•	require us to dedicate a material portion of our operating cash flow to fund lease payments and interest payments on indebtedness, thereby reducing funds available for other purposes, and

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions, including reacting to any economic slowdown in the airline industry.

Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flow, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations as they become due, and if we fail to do so our business could be harmed. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or obtain additional equity or debt financing. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy. We cannot assure you that our renegotiation efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.

We may not be able to obtain or secure financing for our new aircraft.

As of December 31, 2005, we had commitments to purchase 48 new aircraft through 2011. We have secured financing for a portion of those aircraft. To complete the purchase of the remaining aircraft, which we intend to do, to replace retiring aircraft and to grow our fleet, we must secure financing, which we may not be able to do on acceptable terms, or at all. There can be no guarantee that additional financing will be available when required. Our inability to secure the financing could have a material adverse effect on our cash balances or result in delays in or our inability to take delivery of aircraft, which would impair our growth plans.

Our failure to successfully implement Alaska’s growth strategy could harm our business.

Alaska’s growth strategy involves adding additional Boeing 737-800 aircraft, increasing the frequency of flights to markets we currently serve, expanding into new markets and increasing flight connection opportunities. It is critical that we achieve our growth strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. We may need to obtain additional gates and other operational facilities at our key airports in order to increase the frequency of our flights to these airports. Increasing the number of markets we serve depends on our ability to access suitable airports located in our targeted geographic markets in a manner that is consistent with our cost strategy. Any condition that would deny, limit or delay our access to airports we serve or seek to serve in the future will constrain our ability to grow. Expansion will also require additional skilled personnel, equipment and facilities. Our inability to hire and retain skilled personnel or to secure the required equipment and facilities efficiently and cost-effectively may negatively affect our ability to achieve our growth strategy. We cannot assure you that we will be able to successfully expand our existing markets, establish new markets or increase our flight connection opportunities, and our failure to do so could harm our business.

Growth of our fleet and expansion of our markets and services may also strain our existing management resources and systems to the point that they may no longer be adequate to support our operations, requiring us to make significant expenditures in these areas. We cannot assure you that we will be able to sufficiently develop our systems and infrastructure on a timely basis, and the failure to do so could harm our business.

A significant change to our fleet could negatively affect our financial performance.

Alaska currently operates a fleet of 84 Boeing 737 aircraft and 26 MD-80 aircraft. The MD-80 aircraft have an average age of nearly 14 years, the longest of any of our fleet types with the exception of the B737-200C aircraft, which are scheduled to be retired by the end of 2007. Generally, older aircraft have higher maintenance costs, consume more fuel and have lower reliability and customer acceptance than newer aircraft. In addition, having a mixed fleet of MD-80 and B737 aircraft adds operational complexity, results in higher crew and training costs, and drives the need for more inventory parts.

Although no decision has been made, as part of our simplification and unit cost reduction initiatives, we may seek to accelerate the retirement of our MD-80 fleet in the future. We expect to look closely at this option during the first quarter of 2006 and discuss it with our Board of Directors. If we make a decision to exit this fleet type, we would likely have to make substantial lease termination payments to lessors of the 11 leased MD-80 aircraft, which could negatively impact our financial performance. In addition, we believe that we would incur a loss upon disposal of owned MD-80 aircraft as the carrying value of those aircraft exceeds the current market value. This loss would be recognized as an impairment charge if and when any such decision is made and would thus have an adverse impact on our shareholders’ equity. The market value of MD-80 aircraft fluctuates and is highly dependent on factors out of our control, including the number of aircraft available in the market and fleet changes by other airlines and demand for those aircraft by other carriers. As of December 31, 2005, our 15 owned MD-80s have a combined net book value of approximately $205 million.

If Alaska fails to comply with financial covenants, some of its financing agreements may be terminated.

Alaska is required to comply with specific financial covenants in certain agreements. For example, on March 25, 2005, Alaska entered into a $160 million revolving credit facility, which contains certain restrictive financial covenants such as a minimum level of net worth covenant, a maximum level of debt and leases to net worth covenant, and a minimum level of fixed charge coverage covenant. We cannot ensure that Alaska will be able to comply with these covenants or provisions or that these requirements will not limit our ability to finance our future operations or capital needs. Alaska’s inability to comply with the required financial covenants or provisions could result in default under these financing agreements and could result in a cross default under Alaska’s other financing agreements. In the event of any such default and our inability to obtain a waiver of the default, all amounts outstanding under the agreements could be declared to be immediately due and payable. If Alaska did not have sufficient available cash to pay all amounts that became due and payable, Air Group or Alaska would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all. If such financing were not available, Alaska would have to sell assets in order to obtain the funds required to make accelerated payments or risk its aircraft becoming subject to repossession, which could harm our business.

A downgrade in our corporate credit rating may indicate a decline in our business and in our ability to make interest or principal payments on our outstanding debt.

In the past, Air Group’s credit ratings were downgraded by both S&P and Moody’s. We cannot be assured that our corporate credit ratings will not decline in the future. If any of our ratings decline, this may indicate a decline in our business and may affect the trading prices, if any, of our common stock or convertible notes and may make additional borrowing more expensive and difficult to obtain.

We depend on a few key markets to be successful

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles and Anchorage. A significant portion of our flights occurs to and from our Seattle hub. In 2005, traffic to and from Seattle accounted for 62% of our total traffic.

We believe that concentrating our service offerings in this way allows us to maximize our investment in personnel, aircraft, and ground facilities, as well as to gain greater advantage from sales and marketing efforts in those regions. As a result, we remain highly dependent on our key markets. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in our key markets, such as adverse changes in local economic conditions, negative public perception about our product or significant price increases linked to increases in airport access costs and fees imposed on passengers. An increase in competition in our key markets could also cause us to reduce fares or take other competitive measures that harm our business, financial condition and results of operations.

Weakness in the general economy, and in the airline industry in particular, could have an adverse effect on our business, financial condition and results of operations.

We believe that airline traffic, including business traffic, is particularly sensitive to changes in economic growth and expectations. Low ticket yields and escalating fuel prices contributed to much of the airline industry suffering significant losses from 2001 through 2004. In addition, the war in Iraq or other conflicts or events in the Middle East or elsewhere may impact the economy and result in an adverse impact on the airline business. Similarly, an outbreak of a disease that affects travel behavior, such as Severe Acute Respiratory Syndrome (SARS) or avian flu, could have a material adverse impact on the airline industry. Any general reduction in airline passenger traffic as a result of any of these factors would harm our business, financial condition and results of operations.

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

The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry, including our company. Because a substantial portion of our costs are fixed in the short-term, we were unable to offset the reduction in customer demand through cost savings, and operating results were harmed to a proportionately greater degree. Additional terrorist attacks, the fear of such attacks or other hostilities involving the U.S. could have a further significant negative impact on the airline industry, including us, and could:

•	significantly reduce passenger traffic and yields due to a potentially dramatic drop in demand for air travel;

•	increase security and insurance costs;

•	make it more difficult for us to obtain war risk or other insurance;

•	increase fuel costs and the volatility of fuel prices;

•	increase costs from airport shutdowns, flight cancellations and delays resulting from security breaches and perceived safety threats; and

•	result in a grounding of commercial air traffic by the FAA.

The occurrence of any of these events would harm our business, financial condition and results of operations.

Our insurance costs dramatically increased immediately following the September 11, 2001 terrorist attacks and further increases in insurance costs would harm our business, financial condition and results of operations.

Immediately following the September 11, 2001 terrorist attacks, aviation insurers dramatically increased airline insurance premiums and significantly reduced the maximum amount of insurance available to airlines for third-party claims resulting from acts of terrorism, war or similar events to $50 million per event and in the aggregate. In light of this development, under the Air Transportation Safety and System Stabilization Act and the Homeland Security Act of 2002, as most recently amended by the Consolidated Appropriations Act of 2006, the government continues to offer domestic airlines either (i) third-party liability war risk coverage above $50 million, or (ii) in lieu of commercial war risk insurance, full hull, comprehensive and third-party liability war risk coverage. This coverage provides for the same limits of war and allied perils coverage for hull and comprehensive insurance and twice the limits of third-party liability insurance carried by the airline on September 11, 2001.

Although our insurance costs have decreased since the dramatic increase following September 11, 2001, aviation insurers could increase their premiums again in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull, comprehensive and third-party war risk insurance provided by the government is mandated through August 31, 2006. While the government may extend the deadline for when it will stop providing such coverage, we cannot be certain that any extension will occur, or if it does, how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government and the coverage will be much more limited, including smaller aggregate limits and short cancellation periods (i.e. 7 days or, in the case of certain events, a lesser period, including immediate termination). Significant increases in insurance premiums would adversely impact our business, financial condition and results of operations.

Many of our employees are covered by collective bargaining agreements. A failure to negotiate new agreements, or to do so on terms competitive with the labor costs and practices of our competitors, could disrupt our business and increase our costs.

As of December 31, 2005, labor unions represented approximately 84% of Alaska’s and 46% of Horizon’s employees. Labor costs generally are a significant component of our total expenses, comprising approximately 31% and 35% of our total operating expenses in 2005 and 2004, respectively. Each of our different represented employee groups has separate collective bargaining agreements, and may make demands that would increase our operating expenses and adversely affect our profitability. Three of these agreements are currently subject to mediated negotiations through the National Labor Relations Act process. If we are unable to reach agreement on the terms of any collective bargaining agreement with any group of our employees or were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. We could also become subject to protests or picketing by organized labor groups representing our employees. Any of these events would be disruptive to our operations and could harm our business. In the event any agreement we reach with an organized labor group requires us to pay wages or to incur costs that are materially higher than those we currently pay or we are unable to fully offset such increased costs through fare increases, our expenses would increase and our operating margin would be harmed. In addition, to the extent we are unable to maintain the outsourcing or subcontracting of certain services for our business, we would incur substantial costs, including costs associated with hiring new employees, in order to perform these services in-house.

Our continuing obligation to fund our traditional pension plans could negatively affect our ability to compete in the marketplace because some of our competitors have either eliminated such obligations through bankruptcy or never had traditional pension plans in place. We operate in a highly competitive industry and our high labor costs or any increases to these costs could affect our ability to compete.

Our business could be harmed if we are unable to attract and retain qualified personnel at reasonable costs.

We compete against the major U.S. airlines and other businesses for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, or if we lose the services of key personnel we may be unable to grow or sustain our business and our operating results and business prospects could be harmed. We may also have difficulty replacing management or other key personnel who leave and, therefore, the loss of any of these individuals could harm our business.

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

We rely on third-party vendors for certain critical activities.

We have historically relied on outside vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, ground handling, fueling, computer reservation system hosting and software maintenance. As part of our cost control efforts, our reliance on outside vendors has recently increased and may continue to do so. In September 2004, Alaska began subcontracting the remainder of its heavy aircraft maintenance to outside vendors. In addition, Alaska retained outside suppliers for fleet service and facilities maintenance. In May 2005, Alaska subcontracted out its ground handling services at Seattle-Tacoma Airport to a vendor that provides similar services to Alaska and other carriers at many other locations.

Our increased use of outside vendors increases our exposure to several risks. In the event that one or more vendors goes into bankruptcy, ceases operation or fails to perform as promised, replacement services may not be readily available at competitive rates, or at all. Although we monitor our vendors for quality control, if one of our vendors fails to perform adequately we may experience increased costs, delays, maintenance issues, safety issues or negative public perception of our airline. In late 2005 and early 2006, Alaska experienced a number of negative press reports following several aircraft incidents in Seattle. The Company has taken steps to increase supervision and training of vendor personnel in order to reduce the risk of further incidents and negative publicity. Vendor bankruptcies, unionization, regulatory compliance issues or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force Alaska to renegotiate existing agreements on less favorable terms. These events could result in disruptions in Alaska’s operations or increases in its cost structure.

Our operations are often affected by factors beyond our control, including traffic congestion at airports, weather conditions and increased security measures, any of which could harm our financial condition and results of operations.

Like other airlines, our operations are subject to delays caused by factors beyond our control, including air traffic congestion at airports, adverse weather conditions and increased security measures, including measures imposed in response to security breaches. Delays frustrate passengers, reduce aircraft utilization and increase costs, all of which in turn affect our profitability. During periods of fog, snow, rain, freezing rain, storms or other adverse weather conditions, flights may be canceled or significantly delayed. Due to our geographic area of operations, we believe a significant portion of our operation is more susceptible to adverse weather conditions than many of our competitors. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our financial condition and results of operations.

Increases in government taxes and fees could reduce demand for air travel and harm our business.

Airlines pay or are responsible for collecting a number of different taxes and fees including, but not limited to, airport facility charges, immigration fees, security fees, excise taxes on ticket sales, and fuel taxes. We believe the demand for air travel is highly sensitive to fare levels. Although law makers may impose additional fees and view them as “pass-through costs,” we believe that a higher total ticket price in the eyes of the consumer will influence their purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business.

Moreover, we believe that the impact of higher fixed-rate fees is proportionally greater for low fare carriers, carriers with a high percentage of leisure travelers, and carriers that fly relatively short segments. Because Alaska carries many leisure travelers and Horizon flies many short haul segments, we believe higher security fees and other fee increases generally could negatively impact Air Group more than some of our competitors.

Changes in government regulation imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the U.S. Department of Transportation, the Transportation Security Administration and the Federal Aviation Administration (the “FAA”) have issued regulations, relating to the maintenance and operation of airlines that have required significant expenditures. For example, the FAA has issued regulations covering, among other things, security measures, collision avoidance systems, noise abatement, environmental restrictions, safety procedures and maintenance regulations. Similarly, many aspects of an airline’s operations are subject to increasingly stringent federal, state and local laws protecting the environment. Additionally, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have increased their rates and charges to air carriers. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and/or increasing costs.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems and our website. We also issue a substantial number of our tickets to passengers as electronic tickets. We depend on our computerized reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and cause our customers to purchase tickets from another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch, and other operational needs. Any disruption in these systems could result in the loss of important data, increase our expenses and possibly cause us to temporarily cease our operations.

We rely on partner airlines for code share and frequent flyer marketing arrangements

Alaska and Horizon are parties to marketing agreements with a number of domestic and international air carriers, or “partners”, including but not limited to American Airlines, Continental Airlines, Delta Airlines and Northwest Airlines. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. In addition, the agreements generally provide that members of Alaska’s Mileage Plan program can earn miles on or redeem miles for partner flights and vice versa. We receive a significant amount of revenue from flights sold under code share arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our Mileage Plan program. The loss of a significant partner or certain partner flights could have a negative impact on our revenues or the attractiveness of our Mileage Plan, which we believe is a source of competitive advantage. In September 2005, both Northwest and Delta filed for protection under Chapter 11 of the Bankruptcy Code. Either carrier could propose plans of reorganization that would seek to modify or terminate some or all of these agreements.

We are dependent on a limited number of suppliers for aircrafts and parts.

Alaska is dependent on Boeing as its sole supplier for aircraft and many aircraft parts. Horizon is similarly dependent on Bombardier. As a result, we are more vulnerable to any problems associated with the supply of those aircrafts and parts, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.

Horizon’s results are partly dependent on Frontier JetExpress, which is dependent on Frontier Airlines.

Horizon operates regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines that began in January 2004. Currently, this service represents approximately 23% of Horizon’s total capacity and approximately 9% of Horizon’s passenger revenue. Under the arrangement, Frontier Airlines pays Horizon the expected costs of providing the service plus a base markup. If Frontier were to have financial difficulties and find it necessary to terminate the agreement, we would have significant excess capacity that we would have to deploy elsewhere. There can be no assurance that this excess capacity could be deployed in profitable markets and our unit operating costs would likely increase.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have interest rate risk in our floating rate debt obligations and our available for sale marketable investment portfolio, and commodity price risk in jet fuel required to operate our aircraft fleet. We purchase the majority of our jet fuel at prevailing market prices, and seek to manage market risk through execution of a documented hedging strategy and other means. We have market sensitive instruments in the form of fixed-rate debt instruments and financial derivative instruments used to hedge our exposure to jet fuel price increases. We do not purchase or hold any derivative financial instruments for trading purposes.

Fuel Prices

We utilize derivative financial instruments as hedges to decrease our exposure to the volatility of jet fuel prices. We believe there is risk in not hedging against the possibility of fuel price increases. See Note 11 in the Consolidated Financial Statements for a summary of our hedge positions. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2005 would increase and decrease the fair value of our hedging portfolio by approximately $33.6 million and $32.7 million, respectively.

Please refer to pages 21 and 22, as well as to Note 11 in the consolidated financial statements, for company specific data on the results of our fuel hedging program.

Financial Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2005 would correspondingly change our net earnings and cash flows associated with these items by approximately $2.7 million. In order to help mitigate the risk of interest rate fluctuations, we fixed the interest rates on several of our existing variable-rate debt agreements in 2005. As a result, our variable-rate debt is approximately 44% of our total long-term debt at December 31, 2005 compared to 65% at December 31, 2004.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2005, interest income would increase by approximately 20 basis points.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
	(in millions, except per share)
Operating revenues	$642.5	$598.0	$756.5	$701.3	$845.7	$768.2	$730.6	$656.3
Operating income (loss)	(80.9)	(58.5)	9.1	(20.6)	90.2	56.8	(25.8)	(57.5)
Income (loss) before accounting change	9.9	(42.7)	17.4	(1.7)	90.2	74.0	(33.0)	(44.9)
Net income (loss)	(80.5)	(42.7)	17.4	(1.7)	90.2	74.0	(33.0)	(44.9)

Basic earnings (loss) per share:
Income (loss) before accounting change *	0.36	(1.59)	0.64	(0.06)	3.28	2.75	(1.15)	(1.66)
Net income (loss) *	(2.97)	(1.59)	0.64	(0.06)	3.28	2.75	(1.15)	(1.66)
Diluted earnings (loss) per share:
Income (loss) before accounting change *	0.34	(1.59)	0.56	(0.06)	2.71	2.29	(1.15)	(1.66)
Net income (loss) *	(2.39)	(1.59)	0.56	(0.06)	2.71	2.29	(1.15)	(1.66)

*	For earnings per share, the sum of the quarters will not equal the total for the full year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Disclosure Controls and Procedures

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is communicated to our certifying officers on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

We made no changes in our internal controls over financial reporting during 2005 that our certifying officers concluded materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See “Election of Directors,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on May 16, 2006. See “Executive Officers of the Registrant” in Part I following Item 4 for information relating to executive officers.

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

See “Executive Compensation,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on May 16, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on May 16, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Certain Relationships and Related Transactions,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on May 16, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See “Principal Accountant Fees and Services,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on May 16, 2006.

PART IV

ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements:

See Exhibit Index on page 95.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ WILLIAM S. AYER	Date: February 17, 2006
William S. Ayer,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 17, 2006 on behalf of the registrant and in the capacities indicated.

/s/ WILLIAM S. AYER William S. Ayer	Chairman, President, Chief Executive Officer and Director

/s/ BRADLEY D. TILDEN Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)

/s/ BRANDON S. PEDERSEN Brandon S. Pedersen	Staff Vice President/Finance and Controller (Principal Accounting Officer)

/s/ PATRICIA M. BEDIENT Patricia M. Bedient	Director

/s/ PHYLLIS J. CAMPBELL Phyllis J. Campbell	Director

/s/ MARK R. HAMILTON Mark R. Hamilton	Director

/s/ BRUCE R. KENNEDY Bruce R. Kennedy	Director

/s/ JESSIE J. KNIGHT, JR. Jessie J. Knight, Jr.	Director

/s/ R. MARC LANGLAND R. Marc Langland	Director

/s/ DENNIS F. MADSEN Dennis F. Madsen	Director

/s/ BYRON I. MALLOTT Byron I. Mallott	Director

/s/ JOHN V. RINDLAUB John V. Rindlaub	Director

/s/ J. KENNETH THOMPSON J. Kenneth Thompson	Director

/s/ RICHARD A. WIEN Richard A. Wien	Director

Alaska Air Group, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31 (In Millions)	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$73.6	$28.0
Marketable securities	909.0	845.9
Securities lending collateral	112.0	—
Receivables—less allowance for doubtful accounts (2005—$2.7; 2004—$3.0)	124.2	99.4
Inventories and supplies—net	44.0	42.0
Deferred income taxes	91.8	74.7
Fuel hedge contracts	101.4	65.7
Prepaid expenses and other current assets	84.3	86.6

Total Current Assets	1,540.3	1,242.3

Property and Equipment
Aircraft and other flight equipment	2,265.5	2,294.3
Other property and equipment	481.0	471.8
Deposits for future flight equipment	305.3	67.1

	3,051.8	2,833.2
Less accumulated depreciation and amortization	1,019.6	924.9

Total Property and Equipment—Net	2,032.2	1,908.3

Intangible Assets Related to Additional Minimum Pension Liability	33.6	38.6

Fuel Hedge Contracts	51.9	30.3

Other Assets	134.0	115.5

Total Assets	$3,792.0	$3,335.0

See accompanying notes to consolidated financial statements.

Alaska Air Group, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31 (In Millions Except Share Amounts)	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$134.6	$143.8
Accrued aircraft rent	71.8	75.3
Accrued wages, vacation and payroll taxes	105.9	133.0
Other accrued liabilities	336.0	301.6
Air traffic liability	291.8	250.2
Securities lending obligation	112.0	—
Current portion of long-term debt and capital lease obligations	113.5	53.4

Total Current Liabilities	1,165.6	957.3

Long-Term Debt and Capital Lease Obligations, Net of Current Portion	969.1	989.6

Other Liabilities and Credits
Deferred income taxes	156.4	173.6
Deferred revenue	291.1	264.8
Other liabilities	382.2	284.9

	829.7	723.3

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value Authorized: 100,000,000 shares Issued: 2005—35,932,925 shares 2004—29,777,388 shares	35.9	29.8
Capital in excess of par value	710.3	496.5
Treasury stock (common), at cost: 2005—2,478,779 shares 2004—2,651,368 shares	(56.6)	(60.5)
Deferred stock-based compensation	(8.1)	(3.4)
Accumulated other comprehensive loss	(132.0)	(81.6)
Retained earnings	278.1	284.0

	827.6	664.8

Total Liabilities and Shareholders’ Equity	$3,792.0	$3,335.0

See accompanying notes to consolidated financial statements.

Alaska Air Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (In Millions Except Per Share Amounts)	2005	2004	2003
Operating Revenues
Passenger	$2,728.7	$2,494.6	$2,243.0
Freight and mail	94.1	90.3	82.3
Other - net	152.5	138.9	119.5

Total Operating Revenues	2,975.3	2,723.8	2,444.8

Operating Expenses
Wages and benefits	923.6	967.5	941.6
Contracted services	132.4	108.4	100.1
Aircraft fuel	722.8	540.7	363.3
Aircraft maintenance	228.5	184.1	183.8
Aircraft rent	187.0	187.4	194.9
Food and beverage service	50.2	51.9	61.0
Selling expenses	157.7	144.9	133.2
Depreciation and amortization	143.4	142.6	133.0
Landing fees and other rentals	208.4	185.1	164.9
Other	208.3	197.4	186.5
Restructuring charges	20.4	53.4	—
Impairment of aircraft and related spare parts	—	40.2	—

Total Operating Expenses	2,982.7	2,803.6	2,462.3

Operating Loss	(7.4)	(79.8)	(17.5)

Nonoperating Income (Expense)
Interest income	30.9	24.5	12.8
Interest expense	(63.0)	(51.9)	(47.8)
Interest capitalized	8.9	1.7	2.3
U.S. government compensation	—	—	71.4
Fuel hedging gains	173.9	85.5	6.4
Other - net	(6.1)	(0.6)	1.4

	144.6	59.2	46.5

Income (loss) before income tax and accounting change	137.2	(20.6)	29.0
Income tax expense (benefit)	52.7	(5.3)	15.5

Income (loss) before accounting change	84.5	(15.3)	13.5
Cumulative effect of accounting change, net of tax	(90.4)	—	—

Net Income (Loss)	$(5.9)	$(15.3)	$13.5

Basic Earnings (Loss) Per Share:
Income (loss) before accounting change	$3.06	$(0.57)	$0.51
Cumulative effect of accounting change	(3.27)	—	—

Net Earnings (Loss) Per Share	$(0.21)	$(0.57)	$0.51

Diluted Earnings (Loss) Per Share:
Income (loss) before accounting change	$2.65	$(0.57)	$0.51
Cumulative effect of accounting change	(2.66)	—	—

Net Earnings (Loss) Per Share	$(0.01)	$(0.57)	$0.51

Unaudited Pro Forma Results (assuming change in method of accounting was applied retrospectively):
Pro forma net income (loss)	NA	$(11.2)	$11.1

Pro Forma Basic Earnings (Loss) Per Share	NA	$(0.42)	$0.42

Pro Forma Diluted Earnings (Loss) Per Share	NA	$(0.42)	$0.42

Shares used for computation:
Basic	27.609	26.859	26.648
Diluted	33.917	26.859	26.730

See accompanying notes to consolidated financial statements.

Alaska Air Group, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2002	26.573	$29.3	$483.3	$(62.5)	$0.0	$(80.2)	$285.8	$655.7

2003 net income							13.5	13.5
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.0 tax benefit						(2.0)		(2.0)

Related to marketable securities:
Change in fair value						(1.2)
Reclassification to earnings						(0.1)
Income tax effect						0.5

						(0.8)		(0.8)

Related to fuel hedges:
Change in fair value						27.4
Reclassification to earnings						(29.4)
Income tax effect						0.8

						(1.2)		(1.2)

Minimum pension liability adjustment net of $3.3 tax expense						5.2		5.2

Total comprehensive income								14.7
Treasury stock sales	0.024	—		0.6				0.6
Stock issued for employee stock purchase plan	0.135	0.1	2.3					2.4
Stock issued under stock plans, including $0.1 tax benefit	0.030	0.1	0.7					0.8

Balances at December 31, 2003	26.762	$29.5	$486.3	$(61.9)	$0.0	$(79.0)	$299.3	$674.2

2004 net loss							(15.3)	(15.3)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.0 tax expense						1.5		1.5

Related to marketable securities:
Change in fair value						(5.2)
Reclassification to earnings						0.9
Income tax effect						1.6

						(2.7)		(2.7)

Related to fuel hedges:
Change in fair value						17.9
Reclassification to earnings						(16.5)
Income tax effect						(0.5)

						0.9		0.9

Minimum pension liability adjustment net of $1.2 tax benefit						(2.3)		(2.3)

Total comprehensive loss								(17.9)
Deferred stock-based compensation			3.5		(3.5)			0.0
Amortization of deferred stock-based compensation			—		0.1			0.1
Treasury stock sales	0.062	—	—	1.4				1.4
Stock issued for employee stock purchase plan	0.137	0.1	2.4	—				2.5
Stock issued under stock plans, including $0.6 tax benefit	0.165	0.2	4.3	—				4.5

Alaska Air Group, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY—(Continued)

(In Millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2004	27.126	$29.8	$496.5	$(60.5)	$(3.4)	$(81.6)	$284.0	$664.8

2005 net loss							(5.9)	(5.9)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.7 tax benefit						(1.1)		(1.1)

Related to marketable securities:
Change in fair value						(3.5)
Reclassification to earnings						3.5
Income tax effect						0.0

						0.0		0.0

Related to fuel hedges:
Reclassification to earnings						(12.8)
Income tax effect						4.7

						(8.1)		(8.1)

Minimum pension liability adjustment, net of $24.4 tax benefit						(41.2)		(41.2)

Total comprehensive loss								(56.3)
Deferred stock-based compensation			6.8		(6.8)			0.0
Amortization of deferred stock-based compensation			—		2.1			2.1
Treasury stock sales	0.172	—	—	3.9				3.9
Stock issued for employee stock purchase plan	0.114	0.1	2.3	—				2.4
Stock issued under stock plans, including $1.8 tax benefit	0.342	0.3	10.4	—				10.7
Stock issued in equity offering, net of $0.4 fees	5.700	5.7	194.3					200.0

Balances at December 31, 2005	33.454	$35.9	$710.3	$(56.6)	$(8.1)	$(132.0)	$278.1	$827.6

See accompanying notes to consolidated financial statements.

Alaska Air Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In Millions)	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(5.9)	$(15.3)	$13.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	90.4	—	—
Restructuring charges	20.4	53.4	—
Impairment of aircraft and related spare parts	—	40.2	—
Depreciation and amortization	143.4	142.6	133.0
Amortization of airframe and engine overhauls	—	62.6	69.2
Amortization of deferred stock-based compensation	2.1	0.1	—
Changes in derivative fair values	(70.1)	(55.4)	2.1
Loss on sale of assets	1.6	1.0	2.2
Changes in deferred income taxes	51.6	(2.5)	4.4
(Increase) decrease in receivables - net	(24.8)	21.3	4.8
(Increase) decrease in prepaid expenses and other current assets	(13.4)	(21.0)	0.1
Increase in air traffic liability	41.6	12.5	26.1
Increase (decrease) in other current liabilities	(11.5)	81.0	55.2
Increase in deferred revenue and other-net	46.5	13.5	44.6

Net cash provided by operating activities	271.9	334.0	355.2

Cash flows from investing activities:
Proceeds from disposition of assets	6.5	12.4	3.4
Purchases of marketable securities	(1,184.5)	(976.1)	(942.9)
Sales and maturities of marketable securities	1,121.4	745.3	689.0
Property and equipment additions:
Aircraft and aircraft purchase deposits	(345.0)	(60.8)	(235.2)
Capitalized overhauls	—	(63.8)	(75.2)
Other flight equipment	(46.6)	(26.9)	(25.6)
Other property and equipment	(32.9)	(35.2)	(33.2)
Aircraft deposits returned	7.6	19.2	15.1
Restricted deposits and other	(7.6)	(6.1)	(33.5)

Net cash used in investing activities	(481.1)	(392.0)	(638.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	93.8	94.6	274.4
Long-term debt and capital lease payments	(54.2)	(209.9)	(71.3)
Proceeds from issuance of common stock, net of related fees	215.2	8.4	3.7

Net cash provided by (used in) financing activities	254.8	(106.9)	206.8

Net change in cash and cash equivalents	45.6	(164.9)	(76.1)
Cash and cash equivalents at beginning of year	28.0	192.9	269.0

Cash and cash equivalents at end of year	$73.6	$28.0	$192.9

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$51.7	$49.7	$40.4
Income taxes	1.5	(39.8)	(0.4)
Noncash investing and financing activities:
Assets acquired under long-term debt and capital leases	—	$44.7	—
Credit received for flight deposits deferred in other liabilities	$9.7	—	—

See accompanying notes to consolidated financial statements.

Alaska Air Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note 1.	General and Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, the principal subsidiaries being Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and their preparation requires the use of management’s estimates. Actual results may differ from these estimates.

Nature of Operations

Alaska and Horizon operate as airlines. However, their business plans, competition, and economic risks differ substantially. Alaska is a major airline and principally serves destinations in the state of Alaska and North/South service between cities in the Western U.S., Canada and Mexico. Alaska also provides East/West service to 8 cities, primarily from Seattle. It operates an all jet fleet and its average passenger trip in 2005 was 1,009 miles. Horizon is a regional airline serving primarily the Pacific Northwest, Northern California, and Western Canada. It operates both jet and turboprop aircraft, and its average passenger trip in 2005 was 382 miles.

On January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines. Service under this agreement became fully operational during the second quarter of 2004 and Horizon is currently operating nine regional jet aircraft under the Frontier JetExpress brand. Flying under this agreement represented 22.9% of Horizon’s capacity and 9.3% of passenger revenues in 2005 and 21.4% of capacity and 9.1% of passenger revenues in 2004.

The Company’s operations and financial results are subject to various uncertainties, such as industry instability, which has lead to bankruptcy filings by some of the major carriers, general economic conditions, intense competition, volatile fuel prices, a largely unionized work force, the need to finance large capital expenditures, government regulation, and potential aircraft incidents.

Approximately 84% and 46% of Alaska and Horizon employees, respectively, are covered by collective bargaining agreements. Approximately 61% and 18% of Alaska and Horizon employees, respectively, are covered under agreements that are currently in negotiations or become amendable prior to December 31, 2006.

Airlines are characterized by high fixed costs. Small fluctuations in load factors and yield (a measure of ticket prices) can have a significant impact on operating results. The Company has been and continues working to reduce unit costs to better compete with carriers that have lower cost structures.

Substantially all of Alaska’s and Horizon’s sales occur in the United States. See Note 13 for operating segment information and geographic concentrations.

Reclassifications

Certain reclassifications have been made to conform the prior years’ data to the current format.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces cash balances when checks are disbursed.

Due to the time delay in checks clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $34.4 million and $29.1 million at December 31, 2005 and 2004, respectively, and is included in accounts payable.

Securities Lending

Beginning in 2005, from time to time, the Company lends certain marketable securities to third parties for a period of time of less than one year. During the time period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. This cash collateral is restricted and is deposited with a lending agent and invested by that agent in accordance with the Company’s guidelines to generate additional income, which is shared with the lending agent. As of December 31, 2005, the Company had $110.0 million of securities on loan under the program. The affected securities are classified as marketable securities and included in current assets. The Company maintains full ownership rights to the securities loaned and continues to earn interest and appreciation on them. The cash collateral is classified in current assets as securities lending collateral in our consolidated balance sheets and the related liability is classified in current liabilities as securities lending obligation.

Receivables

Receivables consist primarily of airline traffic (including credit card) receivables, amounts from customers, mileage plan partners, government tax authorities, and other miscellaneous amounts due to the Company, and are net of an allowance for doubtful accounts of $2.7 million at December 31, 2005 and $3.0 million at December 31, 2004. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies-net. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $20.7 million and $18.9 million at December 31, 2005 and 2004, respectively. Inventory and supplies-net also includes fuel inventory of $4.4 million and $4.1 million at December 31, 2005 and 2004, respectively. Repairable and Rotable aircraft parts inventory are included in flight equipment.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:

Aircraft and related flight equipment:
Boeing 737-200C	through 2007*
Boeing 737-400/700/800/900	20 years
Boeing MD-80	20 years
Bombardier Q400	15 years
Bombardier CRJ 700	15 years
Bombardier Dash 8 (Rotable spares only)	10 years
Bombardier CRJ 700 (Rotable spares only)	10 years
Buildings	10-30 years
Capitalized leases and leasehold improvements	Term of lease
Other equipment	3-10 years

*	As a result of our announced intent to retire the B737-200C fleet, all aircraft and related flight equipment are being depreciated through 2006 and 2007, depending on the scheduled retirement dates.

Flight equipment includes repairable inventory parts, net of an obsolescence allowance. As of December 31, 2005 and 2004, this allowance totaled $19.6 million and $18.4 million, respectively.

Maintenance and repairs are expensed when incurred. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Assets and related obligations for items financed under capital leases are initially recorded at an amount equal to the present value of the future minimum lease payments.

The Company evaluates long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the total carrying amount of an asset or asset group may not be recoverable. The Company groups assets for purposes of such reviews at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of other groups of assets and liabilities. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. If the asset or asset group is not considered recoverable, a write-down equal to the excess of the carrying amount over the fair value will be recorded.

Internally-Used Software Costs

The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal use software. The Company capitalized software development costs of $2.3 million, $6.8 million, and $3.2 million during the years ended December 31, 2005, 2004, and 2003, respectively.

Workers Compensation and Employee Health Care Accruals

The Company uses a combination of self-insurance and insurance mechanisms to provide for workers compensation claims and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Deferred Revenue

Deferred revenue results primarily from the sale of mileage credits and the sale and leaseback of aircraft. This revenue is recognized when award transportation is provided or over the term of the applicable agreements.

Operating Leases

The Company leases aircraft, airport and terminal facilities, office space, and other equipment under operating leases. Some of these lease agreements contain rent escalation clauses or rent holidays. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the consolidated statements of operations.

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $9.9 million and $6.9 million as of December 31, 2005 and December 31, 2004, respectively.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of the Company’s historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed. Historically, such adjustments have not been significant.

Freight and mail revenues are recognized when service is provided. Other-net revenues are primarily related to the Mileage Plan and they are recognized as described in the “Mileage Plan” paragraph below.

Mileage Plan

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska and through airline partners, the estimated incremental cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are accumulated. Alaska also sells mileage credits to non-airline partners such as hotels, car rental agencies, a grocery store chain, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers the portion of the sales proceeds that represents the estimated fair value of the award transportation and recognizes that amount as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards redeemed on Alaska or Horizon, and as other-net revenue for awards redeemed on other airlines. Alaska’s Mileage Plan deferred revenue and liabilities are included under the following balance sheet captions at December 31 (in millions):

Balance Sheet Captions	2005	2004
Current Liabilities:
Other accrued liabilities	$165.0	$136.6

Other Liabilities and Credits:
Deferred revenue	280.9	252.9
Other liabilities	20.9	19.8

Total	$466.8	$409.3

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, including $25.1 million and $25.0 million at December 31, 2005 and 2004, respectively, associated with Mileage Plan awards issued but not yet flown.

Alaska’s Mileage Plan revenue is included under the following statements of operations captions for the years ended December 31 (in millions):

	2005	2004	2003
Passenger revenues	$81.3	$65.3	$63.0
Other-net revenues	98.9	77.8	76.0

Total Mileage Plan revenues	$180.2	$143.1	$139.0

Aircraft Fuel

Aircraft fuel includes raw jet fuel and associated “into-plane” costs, fuel taxes, oil, and the effective portion of our settled fuel hedges.

Contracted Services

Contracted services includes expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Selling Expenses

Selling expenses include credit card commissions, global distribution systems charges, Mileage Plan free travel awards, advertising, promotional costs, commissions and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $14.0 million in 2005, and $16.7 million in both 2004 and 2003.

Capitalized Interest

Interest is capitalized on flight equipment purchase deposits and ground facility progress payments as a cost of the related asset, and is depreciated over the estimated useful life of the asset. The interest cost is based on the Company’s weighted average borrowing rate.

Derivative Financial Instruments

The Company accounts for financial derivative instruments utilizing Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company uses crude-oil-based derivative instruments, to hedge a portion of its exposure to jet fuel price increases. These instruments primarily consist of purchased call options, collar structures, and fixed-price swap agreements.

Income Taxes

The Company uses the asset and liability approach for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Stock Options

The Company applies the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options. See Note 7 for more information.

The following table represents the pro forma net income (loss) before accounting change, pro forma net income (loss) and pro forma earnings (loss) per share (EPS) had compensation cost for the Company’s stock options been determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and then amortized ratably over the vesting period. The following assumptions were used for grants in 2005, 2004, and 2003, respectively: dividend yield of 0% for all years; volatility of 43%, 37%, and 43%; risk-free interest rates of 4.39%, 3.43%, and 2.97%: and expected lives of 5 years for all years. Using these assumptions, the weighted average fair value of options granted was $14.38, $11.73, and $8.96 in 2005, 2004, and 2003, respectively.

	2005	2004	2003
Income (loss) before accounting change (in millions):
As reported	$84.5	$(15.3)	$13.5
Add: Total stock-based compensation expense recognized under the intrinsic value-based method, net of related tax	1.3	—	—
Deduct: Total stock-based compensation expense determined under fair value-based methods for all awards, net of related tax	(4.8)	(4.5)	(6.0)

Pro forma net income (loss) before accounting change	$81.0	$(19.8)	$7.5

Net income (loss) as reported	$(5.9)	$(15.3)	$13.5
Add: Total stock-based compensation expense recognized under the intrinsic value-based method, net of related tax	1.3	—	—
Deduct: Total stock-based compensation expense determined under fair value-based methods for all awards, net of related tax	(4.8)	(4.5)	(6.0)

Pro forma net income (loss)	$(9.4)	$(19.8)	$7.5

Basic EPS before accounting change:
As reported	$3.06	$(0.57)	$0.51
Pro forma	2.93	(0.74)	0.28
Basic EPS:
As reported	$(0.21)	$(0.57)	$0.51
Pro forma	(0.34)	(0.74)	0.28
Diluted EPS before accounting change*:
As reported	$2.65	$(0.57)	$0.51
Pro forma	2.55	(0.74)	0.28
Diluted EPS*:
As reported	$(0.01)	$(0.57)	$0.51
Pro forma	(0.11)	(0.74)	0.28

*	Diluted EPS calculations include the add back of interest expense, net of tax, on the Company’s convertible notes. See Note 12 for further discussion.

During the fourth quarter of 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share Based Payment: An Amendment of SFAS Nos. 123 and 95.” The new standard requires companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. This new standard will apply both to stock options that the Company grants to employees and to the Employee Stock Purchase Plan, which features a look-back provision and allows employees to purchase stock at a 15% discount. Implementation of SFAS 123R was effective January 1, 2006. Options are typically granted with ratable vesting provisions, and the Company intends to amortize compensation cost over the service period using the straight-line method. The Company will use the “modified prospective method” upon adoption whereby previously awarded but unvested equity awards are accounted for in accordance with SFAS 123R and prospective amounts are recognized in the income statement instead of simply being disclosed. Once adopted, the Company expects that stock-based compensation expense, as measured under SFAS 123R, will be approximately $7 million to $9 million per year on a pre-tax basis, of which $3 million to $5 million will be for stock-based compensation that has not historically been recorded in our statements of operations.

Variable Interest Entities

The Company is the lessee in a series of operating leases covering our leased aircraft. In many instances, the lessors are trusts established by a third party specifically to purchase, finance and lease aircraft to the Company. These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation requirements of Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (FIN 46) because the Company is not the primary beneficiary of the entity’s expected gains or losses. The Company’s conclusions are based on the fact that the leasing arrangements involved contain terms which are consistent with market terms at the inception of the lease and do not include residual value guarantees made by the Company, fixed-price purchase obligations or similar features that obligate the Company to absorb the majority of expected losses of the variable interest entities. The Company’s maximum exposure under these types of lease arrangements is the remaining lease payments, which are reflected in future lease commitments in Note 6 (plus the cost, if any, of bringing the equipment into compliance with the physical condition required for return).

New Accounting Standards

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The FIN also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective in the fourth quarter of 2005. FIN 47 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective beginning January 1, 2006. SFAS No. 154 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 was effective for the fourth quarter of 2005. EITF 05-6 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance became effective for reporting periods beginning after June 15, 2004, while the disclosure requirements became effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, “(FSP EITF 03-01-1). FSP EITF 03-01-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraphs 10-18 of EITF 03-1 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005. At December 31, 2005, available-for-sale investments in the Company’s marketable securities portfolio had unrealized pre-tax losses totaling $3.9 million which are recorded in Other Accumulated Comprehensive Income. Management does not believe that the securities with unrealized losses as of December 31, 2005 meet the criteria for recognizing the loss under existing other-than-temporary guidance.

Fourth Quarter Adjustments

Fourth quarter 2005 adjustments include the following items:

•	A $54.1 million mark-to-market loss on fuel hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on hedges that settled in the fourth quarter. For the full year, total mark-to-market gains, net of the reclassification, totaled $61.7 million.

•	A $0.3 million adjustment to restructuring charges to adjust the estimate for post-employment medical costs for affected employees based on actual costs incurred.

Fourth quarter 2004 adjustments include the following items:

•	A charge of $25.9 million related to restructuring initiatives announced earlier in 2004. The total charge for 2004 was $53.4 million.

•	A $23.1 million mark-to-market loss on fuel hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on hedges that settled in the fourth quarter. For the year ended December 31, 2004, total mark-to-market gain related to future hedges, net of the reclassification, was $56.9 million.

•	An impairment charge of $0.6 million related to Horizon’s retired F-28 fleet.

Note 2.	Change in Accounting Principle

Effective January 1, 2005, the Company changed its method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the former method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. The Company believes that the direct expense method is preferable because it eliminates the judgment and estimation needed to determine overhaul versus repair allocations in maintenance activities. Additionally, the Company’s approved maintenance program for the majority of its airframes now focuses more on shorter, but more frequent, maintenance visits. Management also believes that the direct expense method is the predominant method used in the airline industry. Accordingly, effective January 1, 2005, the Company wrote off the net book value of its previously capitalized airframe and engine overhauls for all aircraft resulting in a charge of $144.7 million pre-tax ($90.4 million after tax). The Company does not believe disclosing the effect of adopting the direct expense method on net income for 2005 provides meaningful information because of changes in the Company’s maintenance program, including the execution of a “power by the hour” engine maintenance agreement with a third party in late 2004.

Note 3.	Marketable Securities

At December 31, 2005 and 2004 all of the Company’s marketable securities, including securities pledged under the securities lending program, were classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated Other Comprehensive Loss.” Realized gains and losses are included in other nonoperating income (expense) in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on marketable securities are included in interest income in the consolidated statements of operations.

Marketable securities consisted of the following at December 31 (in millions):

	2005	2004
Cost:
U.S. government securities	$207.3	$331.1
Asset-backed obligations	151.3	278.9
Other corporate obligations	554.3	239.6

	$912.9	$849.6

Fair value:
U.S. government securities	$206.1	$329.1
Asset-backed obligations	150.0	277.4
Other corporate obligations	552.9	239.4

	$909.0	$845.9

At December 31, 2005 and 2004, gross unrealized gains and losses were not material to the consolidated financial statements.

Of the marketable securities on hand at December 31, 2005, 80% mature in 2006, 17% in 2007, and 3% thereafter.

	2005	2004	2003
Proceeds from sales and maturities	$1,121.4	$745.3	$689.0
Gross realized gains	0.4	0.2	0.9
Gross realized losses	4.0	1.6	1.0

The Company’s total cash and marketable securities portfolio was $982.6 million and $873.9 million as of December 31, 2005 and 2004, respectively.

Note 4.	Detail of Other Financial Statement Captions

Receivables

Receivables consisted of the following at December 31 (in millions):

	2005	2004
Airline traffic receivables	$60.0	$46.5
Mileage Plan receivables	26.7	25.6
Fuel hedging receivables	9.6	5.0
Other receivables	30.6	25.3
Allowance for doubtful accounts	(2.7)	(3.0)

	$124.2	$99.4

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31 (in millions):

	2005	2004
Prepaid aircraft rent	$47.7	$43.2
Prepaid fuel costs	8.6	2.9
Restricted cash for senior convertible notes	4.1	9.0
Other	23.9	31.5

	$84.3	$86.6

Other Assets

Other assets consisted of the following at December 31 (in millions):

	2005	2004
Restricted deposits (primarily restricted investments)	$101.9	$84.2
Deferred costs and other	32.1	27.7
Restricted cash for senior convertible notes	—	3.6

	$134.0	$115.5

At December 31, 2005, the Company’s restricted deposits were primarily restricted investments used to guarantee various letters of credit and workers compensation self insurance programs. The restricted investments consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates market. Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31 (in millions):

	2005	2004
Mileage Plan deferred revenue	$122.9	$101.7
Additional minimum pension liability (qualified)	41.6	57.8
Additional minimum pension liability (nonqualified)	1.8	1.5
Other	169.7	140.6

	$336.0	$301.6

Other Liabilities

Other liabilities consisted of the following at December 31 (in millions):

	2005	2004
Additional minimum pension liability (qualified)	$182.6	$103.1
Additional minimum pension liability (nonqualified)	34.3	31.8
Postretirement medical benefits liability	54.4	47.2
Other	110.9	102.8

	$382.2	$284.9

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31 (in millions, net of tax):

	2005	2004
Unrealized gains on unsettled fuel hedges	$(0.3)	$(8.4)
Unrealized loss on marketable securities considered available-for-sale	2.5	2.5
Additional minimum liability adjustment related to pension plans	129.8	87.5

	$132.0	$81.6

Note 5.	Long-term Debt and Capital Lease Obligations

At December 31, 2005 and 2004, long-term debt and capital lease obligations were as follows (in millions):

	2005	2004
Fixed-rate notes payable due through 2015*	$607.0	$361.3
Variable-rate notes payable due through 2018*	325.3	531.2
Senior convertible notes due through 2023	150.0	150.0

Long-term debt	1,082.3	1,042.5
Capital lease obligations	0.3	0.5
Less current portion	(113.5)	(53.4)

	$969.1	$989.6

*	The weighted average fixed interest rate was 7.0% during 2005 and 7.3% during 2004. The weighted average variable interest rate was 4.5% during 2005 and 3.2% during 2004.

At December 31, 2005, borrowings of $858.5 million were secured by flight equipment and real property.

During 2005, Alaska entered into a $172 million variable-rate revolving pre-delivery payment (PDP) facility with a syndicate of lenders to provide a portion of the pre-delivery funding requirements for the Company’s purchase of up to 38 new Boeing 737-800 aircraft (23 of which are firm orders) under the current aircraft purchase agreement. The PDP facility will expire on August 31, 2009. The interest rate is based on the one-month LIBOR plus a specified margin. Borrowings are secured by the Company’s rights under the Boeing purchase agreement. The principal amounts outstanding on the PDP facility relate to specified aircraft and will be repaid at the time that the Company takes delivery of the aircraft, likely using proceeds from long-term debt financing on those aircraft. The Company expects to fund additional pre-delivery payments throughout 2006 and beyond using the PDP facility. As of December 31, 2005, the outstanding balance is $73.8 million and is included in variable-rate notes payable in the table above.

At December 31, 2005, long-term debt principal and capital lease payments for the next five years were as follows (in millions):

	PDP Facility	Other	Total
2006	$54.8	$58.7	$113.5
2007	19.0	61.9	80.9
2008	—	64.9	64.9
2009	—	68.3	68.3
2010	—	72.4	72.4
Thereafter	—	682.6	682.6

Total principal payments	$73.8	$1,008.8	$1,082.6

During 2005, Horizon financed one Bombardier CRJ-700 under a 15-year term, long-term debt arrangement of $20.0 million, secured by the flight equipment.

During 2005, the Company exercised its option under several of its existing variable-rate long-term debt arrangements to fix the interest rates through maturity. The fixed rates on these affected debt arrangements range from 5.2% to 6.5%. These changes did not result in any gain or loss in the consolidated statements of operations.

Convertible Notes

On March 21, 2003, the Company completed the private placement of $150.0 million of floating rate senior convertible notes due in 2023 (the Notes). The Notes bear interest for the first five years from date of issuance at a variable interest rate of 3-month LIBOR plus 2.5% (7.00% at December 31, 2005). This interest is paid quarterly in arrears. Thereafter, the Notes will cease bearing cash interest and instead, the principal value of the Notes will increase daily by the unpaid interest, which will be calculated at LIBOR plus 2.5%, up to a maximum of 5.25%.

The Notes are convertible into shares of the Company’s common stock at the option of the holder at a price equal to the original or variable principal, divided by 38.4615. At date of issuance, the conversion price was equal to $26.00 per share, which would result in an additional 5,769,000 shares of common stock. The Company may redeem all or a portion of the Notes in cash or common stock or a combination of cash and common stock at any time on or after the third anniversary of the issuance of the Notes. In addition, holders may require the Company to purchase, in cash, all or a portion of their Notes at principal plus accrued interest, on the 5th, 10th and 15th anniversaries of the issuance of the Notes or upon the occurrence of a change of control or tax event.

For each $1,000 of original principal amount per Note, the conversion price through March 21, 2008 is equal to the original principal amount of the Notes, divided by 38.4615. At the date of issuance, the conversion price was equal to $26.00 per share and the conversion trigger price was equal to 110% of the conversion price, or $28.60 per share. After March 21, 2008, the conversion price and conversion trigger price increase based on the variable yield of the notes. The conversion trigger price was reached in 2004. As such, the Notes are convertible at any time at the option of the holder, through maturity. Holders may elect to surrender the notes for conversion into shares of the Company’s common stock (or cash, at the election of the Company).

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

Bank Line of Credit

During 2004, Alaska repaid its $150 million credit facility and, on December 23, 2004, that facility expired. On March 25, 2005, Alaska finalized a $160 million variable-rate credit facility, that will expire in March 2008, with a syndicate of financial institutions. The interest rate on the credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus 2%. Any borrowings will be secured by either aircraft or cash collateral. This credit facility contains contractual restrictions and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed charge coverage ratios, and limits on liens, asset dispositions, dividends, and certain other expenditures. Such provisions restrict Alaska Airlines from distributing any funds to Alaska Air Group in the form of dividends and limit the amount of funds Alaska Airlines can loan to Alaska Air Group. As of December 31, 2005, $300.0 million was available to loan to Alaska Air Group without violating the covenants in the credit facility. As of December 31, 2005, there are no outstanding borrowings on this credit facility.

Certain Alaska loan agreements contain provisions that require maintenance of specified financial covenants. At December 31, 2005, the Company was in compliance with all loan provisions.

Note 6.	Commitments

Lease Commitments

At December 31, 2005, the Company had lease contracts for 61 aircraft that have remaining noncancelable lease terms of one to 15 years. The majority of airport and terminal facilities are also leased. Total rent expense was $328.6 million, $309.6 million, and $288.1 million, in 2005, 2004, and 2003, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2005 are shown below (in millions):

	Operating Leases		Capital Leases
	Aircraft	Facilities
2006	$199.2	$68.1	$0.2
2007	188.0	45.8	0.2
2008	184.3	39.9	—
2009	170.6	38.2	—
2010	181.0	28.2	—
Thereafter	710.9	115.6	—

Total lease payments	$1,634.0	$335.8	$0.4

Less amount representing interest			(0.1)

Present value of capital lease payments			$0.3

Aircraft Commitments

In June 2005, Alaska entered into an aircraft purchase agreement to acquire 35 B737-800 aircraft with deliveries beginning in January 2006 and continuing through April 2011. The purchase agreement also includes options to purchase an additional 15 aircraft and includes rights to purchase up to 50 additional aircraft under similar terms. Concurrent with the execution of this purchase agreement, Alaska paid $110.9 million in aircraft purchase and option deposits using cash and a credit of $9.7 million received from the manufacturer. The $9.7 million credit has been deferred as other liabilities in the Company’s balance sheet and will be applied to the purchase price of future aircraft upon delivery. In December, Alaska converted 20 of the purchase rights into options.

Horizon entered into an aircraft purchase agreement in October 2005 to acquire 12 Q400 aircraft with deliveries beginning in December 2006 and continuing through July 2007. The purchase agreement also includes options to purchase an additional 20 Q400 aircraft. Concurrent with the execution of this purchase agreement, Bombardier agreed to provide certain remarketing assistance for up to 12 DHC-8 Series 200 aircraft previously leased by Horizon for a fee as set forth in the agreement. Should Horizon decide to sublease any or all of the twelve Q200 aircraft, it is reasonably likely that the sublease income, including any support from Bombardier, would not be sufficient to cover our existing lease obligation and we would have an immediate recognition of the related loss on the sublease. In association with the purchase of the 12 Q400 Aircraft, Horizon and the manufacturer have agreed to terminate firm orders for seven CRJ700 model aircraft.

At December 31, 2005, the Company had firm purchase commitments for 48 total aircraft requiring aggregate payments of approximately $1.2 billion. In addition to the options noted above, Horizon had options to acquire 17 CRJ-700s. Alaska will also take delivery of two B737-800 aircraft in 2006 under operating lease agreements that have already been arranged.

Subsequent to year-end, Alaska converted one option and two purchase rights into firm orders for three additional B737-800s to be delivered in 2007 and 2008. Additionally, Horizon has executed purchase agreements for two used Q400 aircraft to be delivered in February or March of 2006. Total purchase price for these two aircraft was approximately $21.0 million.

Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft with leases, long-term debt, or internally generated cash.

Note 7.	Stock Plans

The Company has awards outstanding under a number of long-term incentive equity plans, one of which continues to provide for the grant of stock options to purchase Air Group common stock at market prices on the date of the grant to directors, officers and employees of Air Group and its subsidiaries. Under the various plans, options for 4,864,140 shares have been granted and, at December 31, 2005, 1,229,955 shares were available for grant. Under all plans, the stock options granted have terms of up to ten years. Substantially all grantees are 25% vested after one year, 50% after two years, 75% after three years, and 100% after four years.

The Company follows the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for these option plans, as the exercise price of options equals the fair market value on date of grant.

Changes in the number of shares subject to options, with their weighted-average exercise prices, are summarized below:

	Shares	Price Per Share
Outstanding, Dec. 31, 2002	3,252,312	$31.64
Granted	560,600	19.60
Exercised	(48,000)	21.79
Canceled	(75,975)	25.63

Outstanding, Dec. 31, 2003	3,688,937	$30.01
Granted	307,250	26.23
Exercised	(221,723)	22.70
Canceled	(100,600)	29.19

Outstanding, Dec. 31, 2004	3,673,864	$30.12
Granted	301,190	32.89
Exercised	(506,164)	25.21
Canceled	(92,875)	31.73

Outstanding, Dec. 31, 2005	3,376,015	$31.05

	Shares	Price Per Share
Exercisable at year-end
December 31, 2003	2,274,587	$33.02
December 31, 2004	2,560,648	32.45
December 31, 2005	2,526,404	32.46

The following table summarizes stock options outstanding and exercisable at December 31, 2005 with their weighted-average exercise prices and remaining contractual lives:

Range of Exercise prices	Remaining Life (years)	Shares	Price Per Share
Outstanding:
$11 to $17	7.3	5,100	$15.99
$18 to $22	6.0	340,643	19.03
$23 to $28	5.9	924,035	26.26
$29 to $34	5.7	1,318,625	31.52
$35 to $40	2.8	539,712	38.26
$41 to $51	1.8	237,900	47.14
$52 to $57	2.2	10,000	57.31

$11 to $57	5.0	3,376,015	$31.05

Range of Exercise prices		Shares	Price Per Share
Exercisable:
$11 to $17		2,550	$15.99
$18 to $22		118,893	19.26
$23 to $28		634,307	26.16
$29 to $34		985,442	31.18
$35 to $40		537,312	38.27
$41 to $51		237,900	47.14
$52 to $57		10,000	57.31

$11 to $57		2,526,404	$32.46

Restricted Stock Awards

In 2005 and 2004, the Company awarded approximately 211,000 and 125,000 restricted stock units (RSUs), respectively, to certain employees at Alaska and Horizon. The RSUs are non-voting, and are not eligible for dividends. The RSUs “cliff vest” after 3 years. The Company recognized $6.8 million and $3.5 million in 2005 and 2004, respectively, as deferred stock-based compensation, reflecting the value of the total RSU award at the grant date based on the closing price of our common stock. Amortization of deferred stock-based compensation was $2.1 million in 2005 and $0.1 million in 2004 and is included in wages and benefits in the consolidated statements of operations.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the ESPP Plan) that is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the ESPP Plan, employees can purchase Company common stock at 85% of the lower of the fair market value on the first or the last day of each quarterly offering period. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period in which the shares are issued. In 2005 and 2004, 114,151 shares and 137,456 shares, respectively, were purchased by Company employees under the ESPP Plan.

Note 8.	Employee Benefit Plans

Four defined-benefit and five defined-contribution retirement plans cover various employee groups of Alaska and Horizon. The defined-benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. A summary of each plan follows:

Pension Plans-Qualified Defined Benefit

The Company’s pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). The defined-benefit plan assets consist primarily of marketable equity and fixed-income securities. The Company uses a December 31 measurement date for these plans. The following table sets forth the status of the plans for 2005 and 2004 (in millions):

	2005	2004
Projected benefit obligation (PBO)
Beginning of year	$909.9	$805.0
Service cost	50.4	53.8
Interest cost	50.9	48.0
Amendments	—	(0.7)
Curtailment (gain) loss	0.2	(10.1)
Change in assumptions	(11.1)	30.9
Actuarial loss	23.3	4.6
Benefits paid	(34.5)	(21.6)

End of year	$989.1	$909.9

Plan assets at fair value
Beginning of year	$607.0	$529.5
Actual return on plan assets	39.1	49.8
Employer contributions	69.3	49.3
Benefits paid	(34.5)	(21.6)

End of year	$680.9	$607.0

The accumulated benefit obligation for the defined-benefit pension plans was $904.8 million and $767.9 million at December 31, 2005 and 2004, respectively.

	2005	2004
Funded status (PBO less fair value of plan assets)	$(308.2)	$(302.9)
Unrecognized loss	284.4	276.7
Unrecognized prior service cost	33.2	38.2

Net amount recognized	$9.4	$12.0

	2005	2004
Amounts recognized in the consolidated balance sheet:
Intangible asset	$33.2	$38.2
Accrued benefit liability-current	(41.6)	(57.8)
Accrued benefit liability-long term	(182.6)	(103.1)
Accumulated other comprehensive loss	200.4	134.8

Net amount recognized	$9.4	$12.0

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 5.50% and 5.75% were used as of December 31, 2005 and 2004, respectively. For both years, the rate of compensation increase used varied from 3.47% to 6.80%, depending on the plan.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 5.75% and 6.00% were used as of December 31, 2005 and 2004, respectively. For both years, the expected return on plan assets used was 8.0% and the rate of compensation increase used varied from 3.47% to 6.80%, depending on the plan.

In determining the discount rate used, the Company’s policy is to use the rates on high-quality long-term bonds near the end of the year and round to the nearest 25 basis points. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

The asset allocation of the defined-benefit plans, by asset category, is as follows as of the end of 2005 and 2004:

	2005	2004
Asset category:
Domestic equity securities	66%	66%
Non-U.S. equity securities	5	5
Fixed income securities	29	29

Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a number of fund managers and invests in various asset classes to diversify risk. Target allocations for the primary asset classes are approximately:

Domestic equities:	65%
Non-U.S. equities:	5%
Fixed income:	30%

Pension assets are rebalanced periodically to maintain the above target asset allocations. An individual equity investment will not exceed 10% of the entire equity portfolio. Fixed income securities carry a minimum “A” rating by Moody’s and/or Standard and Poor’s and the average life of the bond portfolio may not exceed 10 years. The Company does not currently intend to invest plan assets in the Company’s common stock.

Net pension expense for the defined-benefit plans included the following components for 2005, 2004, and 2003 (in millions):

	2005	2004	2003
Service cost	$50.4	$53.8	$44.6
Interest cost	50.9	48.0	43.1
Expected return on assets	(49.9)	(43.9)	(33.9)
Amortization of prior service cost	4.9	5.1	5.2
Recognized actuarial loss	15.4	15.3	14.5

Net pension expense	$71.7	$78.3	$73.5

In 2005 and 2004, the Company recorded $41.2 million (net of taxes of $24.4 million) and $2.3 million (net of taxes of $1.2 million), respectively, in non-cash charges to equity in connection with the defined-benefit plans that the Company sponsors for eligible employees. The charge in 2005 can be partially attributed to the reduction of the discount rate and a change from the GAM83 mortality tables to the RP2000 tables. In 2003, the Company recorded a reduction of this equity charge of $5.2 million (net of taxes of $3.3 million) primarily reflecting higher than expected return on assets.

The Company expects to contribute approximately $50 million to these defined-benefit pension plans during 2006.

Future benefits expected to be paid over the next ten years under the defined-benefit pension plans from the assets of those plans as of December 31, 2005 are as follows (in millions):

2006	$41.6
2007	52.7
2008	53.8
2009	53.9
2010	53.2
2011 - 2015	343.9

Total payments	$599.1

Pension Plans-Nonqualified Defined Benefit

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. This plan uses a December 31 measurement date. The following table sets forth the status of the plans for 2005 and 2004 (in millions):

	2005	2004
Projected benefit obligation
Beginning of year	$34.5	$35.8
Service cost	1.3	1.1
Interest cost	1.9	1.9
Change in assumptions	2.8	(1.2)
Actuarial gain	(0.3)	(1.3)
Benefits paid	(2.5)	(1.8)

End of year	$37.7	$34.5

	2005	2004
Plan assets at fair value
Beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	2.5	1.8
Benefits paid	(2.5)	(1.8)

End of year	$—	$—

The accumulated benefit obligation for the noncontributory defined-benefit plan was $36.1 million and $33.3 million at December 31, 2005 and 2004, respectively.

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 5.50% and 5.75% were used as of December 31, 2005 and 2004, respectively. For both years, the rate of compensation increase used was 5.00%.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 5.75% and 6.00% were used as of December 31, 2005 and 2004, respectively. For both years, the rate of compensation increase used was 5.00%.

	2005	2004
Funded status	$(37.7)	$(34.5)
Unrecognized loss	8.6	6.5
Unrecognized prior service cost	0.4	0.5

Net amount recognized	$(28.7)	$(27.5)

	2005	2004
Amounts recognized in the consolidated balance sheet:
Intangible assets	$0.4	$0.5
Accrued benefit liability-current	(1.8)	(1.5)
Accrued benefit liability-long term	(34.3)	(31.8)
Accumulated other comprehensive loss	7.0	5.2

Net amount recognized	$(28.7)	$(27.6)

Net pension expense for the noncontributory defined-benefit plans included the following components for 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Service cost	$1.3	$1.1	$0.8
Interest cost	1.9	1.9	2.1
Amortization of prior service cost	0.1	0.1	0.1
Actuarial loss	0.3	0.3	0.3

Net pension expense	$3.6	$3.4	$3.3

Future benefits expected to be paid over the next ten years under the noncontributory defined-benefit pension plans as of December 31, 2005 are as follows (in millions):

2006	$1.8
2007	1.9
2008	1.9
2009	2.0
2010	2.1
2011 - 2015	11.3

Total payments	$21.0

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $22.9 million, $23.2 million, and $21.7 million, respectively, in 2005, 2004, and 2003.

Employee Incentive Pay Plans

Alaska and Horizon have four separate plans that pay employees based on certain profitability and operational metrics. The aggregate expense under these plans in 2005, 2004 and 2003 was $20.0 million, $5.3 million, and $6.3 million, respectively. The plan descriptions are as follows:

•	The Profit Sharing Plan is based on Air Group profitability. All of the Company’s union work groups participate in this plan except for Alaska employees represented by the Aircraft Mechanics Fraternal Association (AMFA) and the Transport Workers Union (TWU).

•	The Variable Pay Plan pays Alaska’s mechanics, represented by AMFA, as certain pre-tax margin levels are achieved. This program was new in 2005 in conjunction with the contract ratified in the fourth quarter.

•	The Operational Performance Rewards Program was a new program in 2005 that entitles all employees to quarterly payouts of up to $300 per person if operational and customer service objectives are met.

•	Performance-Based Pay is a program that rewards non-union employees and Alaska dispatchers, represented by TWU, based on four separate metrics related to: (1) Air Group profitability, (2) safety, (3) achievement of unit cost goals, and (4) employee engagement.

Postretirement Medical Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded, and at December 31, 2005 and 2004 was $82.1 million and $76.2 million, respectively. This liability was determined using an assumed discount rate of 5.50% and 5.75% in 2005 and 2004, respectively. The accrued liability related to the subsidy is included within other liabilities on the Consolidated Balance Sheet, and totaled $54.4 million and $47.2 million at December 31, 2005 and 2004, respectively. The Company expects future annual subsidies to be similar to the historical payments.

The Company uses a December 31 measurement date to assess obligations associated with the subsidy. Net periodic benefit cost for the postretirement medical plans included the following components for 2005, 2004, and 2003 (in millions):

	2005	2004	2003
Service cost	$3.4	$3.6	$3.5
Interest cost	4.1	4.1	4.3
Expected return on assets	—	—	—
Amortization of prior service cost	(0.6)	(0.2)	(0.2)
Recognized actuarial loss	1.6	1.8	2.0

Net periodic benefit cost	$8.5	$9.3	$9.6

A 1% higher or lower trend rate has the following effect on the Company’s postretirement medical plans during 2005, 2004, and 2003 (in millions):

	2005	2004	2003
Change in service and interest cost
1% higher trend rate	$1.2	$1.3	$1.3
1% lower trend rate	(1.0)	(1.1)	(1.1)

Change in year-end postretirement benefit obligation
1% higher trend rate	$11.4	$10.1	$10.5
1% lower trend rate	(9.7)	(8.6)	(9.0)

Note 9.	Income Taxes

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes.

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2005	2004
Excess of tax over book depreciation	$437.0	$463.3
Fuel hedges	45.1	26.5
Other-net	6.2	5.2

Gross deferred tax liabilities	488.3	495.0

Mileage Plan	(172.5)	(156.0)
Alternative minimum tax	(49.6)	(54.7)
Leased aircraft return provision	(7.5)	(2.6)
Inventory obsolescence	(17.9)	(17.3)
Deferred revenue	(21.6)	(16.8)
Asset impairment	(19.3)	(18.9)
Employee benefits	(124.7)	(85.7)
Loss carryforwards*	(2.4)	(25.1)
Other-net	(8.2)	(19.0)

Gross deferred tax assets	(423.7)	(396.1)

Net deferred tax liabilities	$64.6	$98.9

Current deferred tax asset	$(91.8)	$(74.7)
Noncurrent deferred tax liability	156.4	173.6

Net deferred tax liability	$64.6	$98.9

*	State loss carryforwards of $59.6 million ($2.4 million tax effected) expire beginning in 2006 and ending in 2024.

The Company has concluded that it is more likely than not that its deferred tax assets would be realizable and thus no valuation allowance has been recorded as of December 31, 2005. This conclusion is based on the expected future reversals of existing taxable temporary differences and does not rely on future taxable income. Should the Company incur additional losses in the future, the Company’s ability to realize the net operating loss carryforwards may be subject to greater uncertainty. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

The components of income tax expense (benefit) were as follows (in millions):

	2005	2004	2003
Current tax expense (benefit):
Federal	$2.1	$(3.9)	$10.4
State	0.8	(0.4)	0.7

Total current	2.9	(4.3)	11.1

Deferred tax expense (benefit):
Federal	45.2	(1.7)	3.3
State	4.6	0.7	1.1

Total deferred	49.8	(1.0)	4.4

Total tax expense (benefit) related to income (loss) before accounting change	$52.7	$(5.3)	$15.5

Deferred tax benefit, Cumulative Effect of Accounting Change:
Federal	$(48.9)	$—	$—
State	(5.4)	—	—

Total tax benefit, Cumulative Effect of Accounting Change	$(54.3)	$—	$—

Income tax expense (benefit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income (loss) before income tax and accounting change as follows (in millions):

	2005	2004	2003
Income (loss) before income tax and accounting change	$137.2	$(20.6)	$29.0
Expected tax expense (benefit)	48.0	(7.2)	10.2
Nondeductible expenses	2.4	2.1	2.5
State income taxes	3.5	(0.4)	0.9
Other-net	(1.2)	0.2	1.9

Actual tax expense (benefit)	$52.7	$(5.3)	$15.5

Effective tax rate	38.4%	25.7%	53.4%

Note 10.	Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in millions):

	December 31, 2005
	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$73.6	$73.6
Marketable securities	909.0	909.0
Restricted deposits	101.9	101.9
Fuel hedge contracts	153.3	153.3

Liabilities:
Long-term debt and capital lease obligations	1,082.6	1,089.5

	December 31, 2004
	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$28.0	$28.0
Marketable securities	845.9	845.9
Restricted deposits	84.2	84.2
Fuel hedge contracts	96.0	96.0

Liabilities:
Long-term debt and capital lease obligations	1,042.5	1,060.3

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

The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2005 due to the frequency that settlement takes place and the dispersion across many industry and government segments.

Note 11.	Fuel Hedge Contracts

The Company records all derivative instruments, currently all of which are fuel hedge contracts, on the balance sheet at their fair value. Changes in the fair value of these fuel hedge contracts are recorded each period in earnings.

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel, which accounted for 24% and 20% of 2005 and 2004 operating expenses (excluding restructuring and impairment charges), respectively. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company enters into purchased call options, collar structures, and fixed-price swap agreements.

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

The following table summarizes realized fuel hedging gains and changes in fair value of hedging contracts outstanding as of December 31, 2005 and 2004 (in millions):

	Alaska Airlines		Horizon Air
	2005	2004	2005	2004
Fuel expense before hedge activities (“raw” or “into-plane” fuel cost)	$637.9	$486.6	$97.7	$70.7
Less: gains on settled hedges included in fuel expense	(11.3)	(14.6)	(1.5)	(2.0)

GAAP fuel expense	$626.6	$472.0	$96.2	$68.7

Less: gains on settled hedges included in nonoperating income (expense)	(97.5)	(25.2)	(14.7)	(3.4)

Economic fuel expense	$529.1	$446.8	$81.5	$65.3

Mark-to-market hedging gains included in nonoperating income (expense) related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains to gains on settled hedges included in non-operating income (expense)	$53.1	$50.1	$8.6	$6.8

Outstanding fuel hedge positions as of December 31, 2005 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
First Quarter 2006	52%	50.8	$35.70
Second Quarter 2006	53%	53.5	$39.76
Third Quarter 2006	46%	49.7	$43.41
Fourth Quarter 2006	35%	36.4	$46.10
First Quarter 2007	20%	20.9	$43.09
Second Quarter 2007	19%	21.3	$45.11
Third Quarter 2007	22%	26.0	$45.27
Fourth Quarter 2007	17%	17.8	$47.89
First Quarter 2008	11%	12.3	$50.44
Second Quarter 2008	6%	7.1	$49.26
Third Quarter 2008	6%	6.8	$48.97
Fourth Quarter 2008	5%	5.5	$48.68

As of December 31, 2005 and 2004, the fair values of the Company’s fuel hedge positions were $153.3 million and $96.0 million, respectively, and are presented as both current and non-current assets in the in the consolidated balance sheets.

Note 12.	Earnings (Loss) per Share (EPS)

SFAS No. 128, “Earnings per Share” requires that companies use income from continuing operations before extraordinary items and the cumulative effect of an accounting change as the “control number” in determining whether potential common shares are dilutive or antidilutive. As the Company reported income before the accounting change in 2005, the potential common shares from the Company’s common stock options and senior convertible notes are included in the calculation for diluted earnings (loss) per share (EPS). Diluted EPS is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the conversion of contingently convertible securities and the exercise of in-the-money stock options, using the treasury stock method. For the years in which the convertible securities are dilutive, the associated interest expense, net of tax, must be added back to the net income or loss. For the years ended December 31, 2005 and 2003, the dilutive impact of common stock options was included in the calculations. For the year ended December 31, 2005, the dilutive impact of 5.8 million common shares that would have been outstanding upon conversion of the senior convertible notes were included in the calculations. Stock options excluded from the calculation of diluted EPS because they are antidilutive, represented 3.4 million, 3.7 million and 3.0 million in 2005, 2004 and 2003, respectively.

EPS calculations were as follows (in millions except per share amounts):

	2005	2004	2003
Basic Earnings Per Share
Income (loss) before accounting change	$84.5	$(15.3)	$13.5
Weighted average shares outstanding	27.609	26.859	26.648

EPS before accounting change	$3.06	$(0.57)	$0.51

Cumulative effect of accounting change, net of tax	$(90.4)	$—	$—
Weighted average shares outstanding	27.609	26.859	26.648

Per share cumulative effect of accounting change	$(3.27)	$—	$—

Net income (loss)	$(5.9)	$(15.3)	$13.5
Weighted average shares outstanding	27.609	26.859	26.648

EPS	$(0.21)	$(0.57)	$0.51

Diluted Earnings Per Share
Income (loss) before accounting change	$84.5	$(15.3)	$13.5
Interest on convertible notes, net of tax	5.5	NA	NA

Diluted income (loss) before accounting change	$90.0	$(15.3)	$13.5
Weighted average shares outstanding	33.917	26.859	26.730

Diluted EPS before accounting change	$2.65	$(0.57)	$0.51

Cumulative effect of accounting change, net of tax	$(90.4)	NA	NA
Weighted average shares outstanding	33.917	26.859	26.730

Per share cumulative effect of accounting change	$(2.66)	NA	NA

Net income (loss)	$(5.9)	$(15.3)	$13.5
Interest on convertible notes, net of tax	5.5	NA	NA

Diluted income (loss)	$(0.4)	$(15.3)	$13.5
Weighted average shares outstanding	33.917	26.859	26.730

Diluted EPS	$(0.01)	$(0.57)	$0.51

Note 13.	Operating Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as amended (SFAS 131), requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has two primary operating and reporting segments, consisting of Alaska and Horizon. These segments are more fully described in Note 1 under Nature of Operations.

Financial information for Alaska and Horizon follows (in millions):

	2005	2004	2003
Operating revenues:
Alaska	$2,416.1	$2,233.0	$2,027.4
Horizon	556.4	503.2	463.8
Other**	1.1	1.4	1.4
Elimination of inter-company revenues	1.7	(13.8)	(47.8)

Consolidated	2,975.3	2,723.8	2,444.8

Depreciation and amortization expense:
Alaska	125.4	128.1	119.5
Horizon	16.8	13.4	12.3
Other**	1.2	1.1	1.2

Consolidated	143.4	142.6	133.0

Interest income:
Alaska	32.5	26.2	15.2
Horizon	1.6	1.1	0.7
Other**	0.2	0.3	1.9
Elimination of inter-company accounts	(3.4)	(3.1)	(5.0)

Consolidated	30.9	24.5	12.8

Interest expense:
Alaska	51.2	44.1	45.2
Horizon	5.5	3.9	2.4
Other**	9.7	7.0	5.2
Elimination of inter-company accounts	(3.4)	(3.1)	(5.0)

Consolidated	63.0	51.9	47.8

Income (loss) before income tax and accounting change:
Alaska	124.2	(27.0)	11.8
Horizon	26.4	17.1	25.3
Other**	(13.4)	(10.7)	(8.1)

Consolidated	137.2	(20.6)	29.0

Capital expenditures*:
Alaska	373.8	159.6	308.2
Horizon	43.1	7.9	45.9

Consolidated	416.9	167.5	354.1

Total assets at end of period:
Alaska	3,511.9	3,081.9	3,066.4
Horizon	311.8	287.0	246.7
Other**	1,012.1	840.6	888.9
Elimination of inter-company accounts	(1,043.8)	(874.5)	(942.8)

Consolidated	$3,792.0	$3,335.0	$3,259.2

*	Capital expenditures include aircraft deposits, net of deposits returned.
**	Includes the parent company, Alaska Air Group, Inc., including its investments in Alaska and Horizon, which are eliminated in consolidation.

West Coast passenger traffic accounted for 47% of Alaska’s 2005 revenue passenger miles, passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 20%, the Mexico markets accounted for 10%, the Canada markets accounted for 5%, and other markets accounted for 18%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Los Angeles, Portland and Anchorage. Based on 2005 revenues, its leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego.

Approximately 95% of Horizon’s revenue passenger miles are flown domestically, primarily in the states of Washington, Oregon and Idaho. The Canada markets accounted for 5% of revenue passenger miles in 2005. Based on passenger enplanements, Horizon’s leading airports are Seattle, Portland, Boise, and Spokane. Based on revenues in 2005, its leading nonstop routes are Portland-Seattle, Spokane-Seattle, and Seattle-Vancouver.

Note 14.	Impairment Charges

Impairment of 737-200C Aircraft

In June 2004, the Company’s Board approved a plan to accelerate the retirement of Alaska’s Boeing 737-200C fleet and remove those aircraft from service (by the end of 2007) earlier than initially planned. In July 2004, the Company announced its plan to replace these aircraft by modifying five existing 737-400 aircraft and using other existing 737-400 aircraft for the remaining passenger capacity. Four of the five modified airplanes will be converted into combination passenger/cargo aircraft and one will be converted to an all-cargo aircraft.

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

The estimated fair value of the Company’s aircraft was derived using third-party appraisals and market data compiled by an independent pricing authority, and adjusted for other factors that management deemed appropriate. In conjunction with the fair value determination, the Company has reassessed the useful lives and residual values of the fleet and related spare equipment and began depreciating the remaining carrying values through 2007 when the last aircraft will be retired.

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

Note 15.	Restructuring Charges

During the second quarter of 2005, Alaska contracted out ramp services at the Seattle-Tacoma International Airport. This event resulted in a reduction of approximately 475 employees in Seattle. Severance and related costs associated with this restructuring were originally estimated at $16.1 million, which was recorded in the second quarter.

During the third quarter of 2004, Alaska announced a management reorganization and the closure of its Oakland heavy maintenance base, contracting out of the Company’s fleet service and ground support equipment and facility maintenance functions, as well as other initiatives. In total, these restructuring activities resulted in a reduction of approximately 900 employees. Severance and related costs associated with this restructuring were originally estimated at $53.4 million, of which $27.5 million and $25.9 million was recorded during the third and fourth quarters of 2004, respectively.

The severance package offered to impacted employees included cash payments based on years of service and one year of medical coverage after severance date. Since Alaska self-insures for employee medical coverage, the Company estimated the projected claims cost for affected employees and recorded a corresponding accrual. Actual costs will likely differ from the estimate if employees accept positions with other employers and no longer need the coverage provided by Alaska or simply submit claims during the one year period that are higher or lower than our estimate. The Company expects to record additional adjustments in 2006, as the number of impacted employees that select the extended medical coverage becomes known, although any remaining adjustments are expected to be nominal.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the years ended December 31, 2005 and 2004. There were no restructuring charges during the same period of 2003 ($ in millions):

	2005	2004
Accrual for Severance and Related Costs
Balance at December 31, 2004 and 2003, respectively	$38.7	$—
Restructuring charges	16.1	53.4
Restructuring charge adjustments	(3.7)	—
Cash payments	(48.0)	(14.7)

Balance at December 31, 2005 and 2004, respectively	$3.1	$38.7

The Company will make the majority of the remaining cash payments in the first quarter of 2006. The accrual for severance and related costs at December 31, 2005 and 2004 is included in accrued wages, vacation and payroll taxes in the consolidated balance sheets.

During March 2005, the Company notified the Port of Oakland of its decision to terminate the lease for the Oakland hangar as part of its ongoing restructuring efforts. Accordingly, the Company recorded an impairment charge of $7.7 million in the first quarter of 2005 for the leasehold improvements that will be abandoned as a result of the lease termination. Additionally, the Company recorded a charge of $0.3 million for certain costs associated with the lease termination, which have been paid.

Note 16.	Shareholders’ Equity

On December 16, 2005, the Company sold 5.7 million shares of its common stock at $35.15 per share for aggregate proceeds of $200.4 million. The Company had approximately $0.4 million of offering related expenses that have been recorded as an offset to additional paid-in capital on the consolidated balance sheets.

Note 17.	Contingencies

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

In May 2005, the Air Line Pilots Association filed a lawsuit in federal district court in Seattle to overturn the current labor contract covering Alaska’s pilots as established by an arbitrator, which was effective May 1, 2005. On July 21, 2005, the Company filed a motion to dismiss the lawsuit. On October 28, 2005, the district court granted the Company’s motion to dismiss. This matter is closed.

In March 2005, Alaska filed a lawsuit in federal district court in Seattle against the International Association of Machinists (IAM) seeking to compel arbitration of a dispute regarding the permissibility, under the collective bargaining agreement, of subcontracting of Alaska’s ramp service operation in Seattle. On May 10, 2005, the IAM filed a counter claim against Alaska alleging that Alaska violated the Railway Labor Act status quo and engaged in bad faith bargaining by, among other things, stating that it would subcontract the Seattle ramp work if it could not reach agreement with the IAM on an acceptable new labor contract. On May 13, 2005, Alaska subcontracted the ramp service operation in Seattle, resulting in the immediate reduction of approximately 475 employees represented by the IAM. Shortly after this event, the IAM filed a motion for preliminary injunction seeking to reverse the subcontracting by Alaska. That motion was heard and denied by a federal court judge on June 2, 2005. Alaska filed a motion to dismiss the IAM counterclaim. The court dismissed the IAM’s status quo claim, and the bad faith bargaining claim to the extent it was based on the Seattle ramp subcontracting (as opposed to other conduct during the parties’ negotiations). The court stated that the IAM shall file an amended counterclaim by January 18, 2006, but the IAM did not do so. On February 6, 2006, the court entered an order directing the IAM to show cause why its counterclaim should not be dismissed for failure to prosecute. The IAM submitted its response to the court’s order to show cause on February 16, 2006, but the court has not yet issued a ruling on the matter. A trial date has been set for September 2006.

The Company could potentially be responsible for environmental remediation costs primarily related to jet fuel and other petroleum contamination that occurs in the normal course of business at various locations in the Company’s system. The Company has established an accrual for estimated remediation costs for known contamination based on information currently available. The accrual was not significant at December 31, 2005 or 2004.

Note 18.	U.S. Government Compensation

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Alaska Air Group, Inc.:

We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Seattle, Washington

February 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Alaska Air Group, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Alaska Air Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Air Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Alaska Air Group, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Alaska Air Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Alaska Air Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Air Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2005, and our report dated February 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Seattle, Washington

February 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alaska Air Group, Inc.

Seattle, Washington

We have audited the accompanying consolidated balance sheet of Alaska Air Group, Inc. and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2003, listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 2003, and their results of operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Seattle, Washington

February 27, 2004

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Alaska Air Group, Inc.

(In Millions)	Beginning Balance	Additions Charged to Expense	(A) Deductions	Ending Balance
Year Ended December 31, 2003
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.3	$1.0	$(1.6)	$1.7

Obsolescence allowance for flight equipment spare parts	$40.1	$3.5	$(8.3)	$35.3

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$14.2	$5.0	$(5.0)	$14.2

Year Ended December 31, 2004
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.7	$2.5	$(1.2)	$3.0

Obsolescence allowance for flight equipment spare parts	$35.3	$3.3	$(1.3)	$37.3

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$14.2	$3.3	$(10.6)	$6.9

Year Ended December 31, 2005
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$3.0	$1.2	$(1.5)	$2.7

Obsolescence allowance for flight equipment spare parts	$37.3	$7.8	$(4.8)	$40.3

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$6.9	$2.9	$(6.5)	$3.3

(A)	Deduction from reserve for purpose for which reserve was created. For leased aircraft return provisions, the balance is reclassified to other long-term liabilities if the lease is extended on the underlying aircraft.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

*3.1	Restated Certificate of Incorporation of Alaska Air Group, Inc. as amended through May 21, 1999 (Exhibit 3.1 to Second Quarter 2002 10-Q)

*3.2	Bylaws of Alaska Air Group, Inc., as amended through February 12, 2003 (Exhibit 3(ii) to 2002 10-K)

*4.1	Indenture dated as of March 21, 2003 between Alaska Air Group, Inc. and U.S. Bank National Association, as Trustee, and First Supplemental Indenture dated September 30, 2004 between Alaska Air Group, Inc. and U.S. Bank National Association, as Trustee, relating to senior convertible notes due 2023 (Exhibit 4.1 to Third Quarter 2004 10-Q)

*4.2	Form of Senior Convertible Note due 2023 (Exhibit 4.1 to First Quarter 2003 10-Q)

*4.3	Registration Rights Agreement dated as of March 21, 2003 between Alaska Air Group, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and each of the Initial Purchasers of Senior Convertible Notes due 2023 (Exhibit 4.3 to First Quarter 2003 10-Q)

*4.4	Pledge Agreement dated as of March 21, 2003 between Alaska Air Group, Inc. in favor of U.S. Bank National Association relating to Senior Convertible Notes due 2023 (Exhibit 4.3 to First Quarter 2003 10-Q)

*4.5	Control Agreement dated as of March 21, 2003 between Alaska Air Group, Inc. and U.S. Bank National Association relating to Senior Convertible Notes due 2023 (Exhibit 4.5 to First Quarter 2003 10-Q)

*10.1	Credit Agreement dated as of March 25, 2005 among Alaska Airlines, Inc., as borrower, Bank of America, N.A. as administrative agent, Citicorp USA, Inc. as syndication agent, U.S. Bank National Association as documentation agent, and other lenders. (Exhibit 10.1 to First Quarter 2005 10-Q)

*#10.2	Aircraft General Terms Agreement dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc. (Exhibit 10.1 to Second Quarter 2005 10-Q)

*#10.3	Purchase Agreement No. 2497 dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc. (Exhibit 10.2 to Second Quarter 2005 10-Q)

*#10.4	Supplemental to Master Purchase Agreement dated October 18, 2005 by and between Horizon Air Industries, Inc. and Bombardier, Inc. (Exhibit 10.1 to Third Quarter 2005 10-Q)

*#10.5	Credit Agreement dated October 19, 2005 between Alaska Airlines, Inc. and HSH Nordbank AG New York Branch, as security agent, Norddeutsche Landesbank Girozentrale, and DekaBank Deutsche Girozentrale (Exhibit 10.2 to Third Quarter 2005 10-Q)

*10.6	Alaska Air Group, Inc. Performance Based Pay Plan (formerly “Management Incentive Plan”)*** (Exhibit 10.19 to Third Quarter 2004 10-Q)

*10.7	2004 Alaska Air Group, Inc. Long-Term Incentive Equity Plan and form of stock option and restricted stock unit agreements (Exhibit 10.2 to 2004 10-K)***

*10.8	Alaska Air Group, Inc. 1988 Stock Option Plan, as amended through May 19, 1992 (Registration Statement No. 33-52242)***

*#10.9	Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 10-K)

*10.10	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan (Registration Statement 333-09547)***

*10.11	Alaska Air Group, Inc. Non Employee Director Stock Plan (Registration Statement 333-33727)***

*10.12	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan (Registration Statement 333-39899)***

*10.13	Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan (Exhibit 10.16 to 1997 10-K)***

*#10.14	Agreement dated December 21, 1998 between Horizon Air Industries, Inc. and Bombardier for the purchase of 25 Canadair regional jets series 700 aircraft (Exhibit 10.16 to 1998 Form 10-K)

*10.15	Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan (Registration Statement 333-87563)***

*10.16	Alaska Air Group, Inc. Change of Control Agreement dated October 27, 1999 (Exhibit 10.18 to 1999 Form 10-K)

*10.17	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended by First Amendment to the Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.17 to Amendment No. 1 to Registration Statement No. 333-107177 dated September 23, 2003)

*#10.18	Codeshare Agreement dated as of September 18, 2003 between Horizon Air Industries, Inc. and Frontier Airlines, Inc. (Exhibit 10.1 to Third Quarter 2003 10-Q)

*10.19	Supplemental retirement plan arrangement dated as of December 29, 1996 between Alaska Airlines, Inc. and George Bagley (Exhibit 10.19 to 2004 10-K)***

*10.19(a)	Employment agreement between Alaska Airlines, Inc. and George D. Bagley (Exhibit 10 to First Quarter 2002 10-Q)***

*10.19(b)	Retirement and Non-Compete Agreement by and between George D. Bagley and Alaska Airlines, Inc. (Exhibit 10.1 to September 14, 2005 8-K)***

**12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

*18.1	Letter from KPMG LLP regarding change in accounting principle (Exhibit 18.1 to First Quarter 2005 10-Q)

**21	Subsidiaries of the Registrant

**23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

**23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

**31.1	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**31.2	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

**32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Previously filed.
**	Filed herewith.
***	Indicates management contract or compensatory plan or arrangement.
#	Confidential treatment was requested as to a portion of this document.