Form 10-Q
period 2006-09-30
ALASKA AIR GROUP INC
filed 2006-11-03
CIK 766421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

The registrant has 40,022,870 common shares, par value $1.00, outstanding at September 30, 2006.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events and involve known and unknown risks and uncertainties that may cause actual outcomes to be materially different from those indicated by any forward-looking statements. Some of the things that could cause our actual results to differ from our expectations are: the competitive environment and other trends in our industry; changes in our operating costs including fuel, which can be volatile; our ability to meet our cost reduction goals; our inability to achieve or maintain profitability and fluctuations in our quarterly results; our significant indebtedness; the implementation of our growth strategy; the timing of the MD-80 fleet disposal and the amounts of potential lease termination payments with lessors and sublease payments from sublessees; compliance with our financial covenants; potential downgrades of our credit ratings and the availability of financing; the concentration of our revenue from a few key markets; general economic conditions, as well as economic conditions in the geographic regions we serve; actual or threatened terrorist attacks; global instability and potential U.S. military actions or activities; insurance costs; labor disputes; our ability to attract and retain qualified personnel; an aircraft accident or incident; liability and other claims asserted against us; operational disruptions; increases in government fees and taxes; changes in laws and regulations; our reliance on automated systems; and our reliance on third-party vendors and partners. For a discussion of these and other risk factors, see Item 1A, “Risk Factors” of this Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005. All of the forward-looking statements are qualified in their entirety by reference to the risk factors discussed therein. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or events described in any forward-looking statements. We disclaim any obligation to publicly update or revise any forward-looking statements after the date of this report to conform them to actual results. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (unaudited)

Alaska Air Group, Inc.

(In Millions)	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$152.3	$73.6
Marketable securities	955.4	909.0
Securities lending collateral	111.4	112.0
Receivables - net	145.8	124.2
Inventories and supplies - net	52.4	44.0
Deferred income taxes	122.9	91.8
Fuel hedge contracts	55.1	101.4
Prepaid expenses and other current assets	102.0	84.3

Total Current Assets	1,697.3	1,540.3

Property and Equipment
Aircraft and other flight equipment	2,135.6	2,265.5
Other property and equipment	518.9	481.0
Deposits for future flight equipment	440.4	305.3

	3,094.9	3,051.8
Less accumulated depreciation and amortization	843.9	1,019.6

Total Property and Equipment - Net	2,251.0	2,032.2

Intangible Assets Related to Additional Minimum Pension Liability	33.6	33.6

Fuel Hedge Contracts	26.5	51.9

Other Assets	131.3	134.0

Total Assets	$4,139.7	$3,792.0

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)

Alaska Air Group, Inc.

(In Millions)	September 30, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$89.9	$86.9
Accrued aircraft rent	50.3	71.8
Accrued wages, vacation and payroll taxes	133.8	105.9
Other accrued liabilities	433.3	383.7
Air traffic liability	358.2	291.8
Securities lending obligation	111.4	112.0
Current portion of long-term debt	203.6	113.5

Total Current Liabilities	1,380.5	1,165.6

Long-Term Debt, Net of Current Portion	945.5	969.1

Other Liabilities and Credits
Deferred income taxes	155.2	156.4
Deferred revenue	317.7	291.1
Other liabilities	375.8	382.2

	848.7	829.7

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2006 - 42,336,784 shares
2005 - 35,932,925 shares	42.3	35.9
Capital in excess of par value	868.6	710.3
Treasury stock, at cost: 2006 - 2,313,914 shares
2005 - 2,478,779 shares	(52.8)	(56.6)
Deferred stock-based compensation	—	(8.1)
Accumulated other comprehensive loss	(130.2)	(132.0)
Retained earnings	237.1	278.1

	965.0	827.6

Total Liabilities and Shareholders' Equity	$4,139.7	$3,792.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Alaska Air Group, Inc.

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions Except Per Share Amounts)	2006	2005	2006	2005
Operating Revenues
Passenger	$871.5	$777.4	$2,358.4	$2,061.9
Freight and mail	26.7	26.1	74.8	71.3
Other - net	37.5	42.2	110.9	111.5

Total Operating Revenues	935.7	845.7	2,544.1	2,244.7

Operating Expenses
Wages and benefits	238.6	218.1	696.2	683.0
Variable incentive pay	5.0	3.4	24.1	10.5
Contracted services	37.6	30.8	114.3	96.2
Aircraft fuel, including hedging gains and losses	290.8	141.2	653.7	327.4
Aircraft maintenance	49.6	55.2	168.6	174.6
Aircraft rent	43.9	46.9	136.6	140.0
Food and beverage service	13.5	13.7	38.3	37.9
Selling expenses	44.7	45.9	132.6	123.8
Depreciation and amortization	40.5	36.3	114.1	105.8
Landing fees and other rentals	52.9	50.8	152.4	152.2
Other	55.6	51.7	160.4	155.6
Fleet transition costs	58.4	—	189.5	—
Restructuring charges and adjustments	28.6	(1.4)	32.4	20.7

Total Operating Expenses	959.7	692.6	2,613.2	2,027.7

Operating Income (Loss)	(24.0)	153.1	(69.1)	217.0

Nonoperating Income (Expense)
Interest income	14.2	8.6	39.4	21.6
Interest expense	(20.4)	(16.1)	(57.6)	(45.5)
Interest capitalized	7.1	2.8	17.6	4.9
Other - net	0.2	(1.6)	(1.5)	(4.5)

	1.1	(6.3)	(2.1)	(23.5)

Income (loss) before income tax and accounting change	(22.9)	146.8	(71.2)	193.5
Income tax expense (benefit)	(5.5)	56.6	(30.2)	76.0

Income (loss) before accounting change	(17.4)	90.2	(41.0)	117.5
Cumulative effect of accounting change, net of tax	—	—	—	(90.4)

Net Income (Loss)	($17.4)	$90.2	$(41.0)	$27.1

Basic Earnings (Loss) Per Share:
Income (loss) before accounting change	$(0.44)	$3.28	$(1.10)	$4.31
Cumulative effect of accounting change	NA	NA	NA	(3.32)

Net Income (Loss) Per Share	$(0.44)	$3.28	$(1.10)	$0.99

Diluted Earnings (Loss) Per Share:
Income (loss) before accounting change	$(0.44)	$2.71	$(1.10)	$3.62
Cumulative effect of accounting change	NA	NA	NA	(2.69)

Net Income (Loss) Per Share	$(0.44)	$2.71	$(1.10)	$0.93

Shares used for computation:
Basic	39.954	27.502	37.172	27.274
Diluted	39.954	33.857	37.172	33.523

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Alaska Air Group, Inc.

(In Millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2005	33.454	$35.9	$710.3	$(56.6)	$(8.1)	$(132.0)	$278.1	$827.6

Net loss for the nine months ended September 30, 2006							(41.0)	(41.0)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value						3.4
Reclassification to earnings						—
Income tax effect						(1.3)

						2.1		2.1

Related to fuel hedges:
Reclassification to earnings						(0.5)
Income tax effect						0.2

						(0.3)		(0.3)

Total comprehensive loss								(39.2)

Implementation of SFAS 123R			(8.1)		8.1			—
Stock-based compensation			5.8					5.8
Treasury stock issued under stock plans	0.165		—	3.8				3.8
Stock issued for employee stock purchase plan	0.069	0.1	1.8	—				1.9
Stock issued under stock plans, including $3.0 tax benefit	0.566	0.5	19.0	—				19.5
Stock issued upon conversion of senior convertible notes, net of $4.4 million of unamortized issuance costs	5.769	5.8	139.8					145.6

Balances at September 30, 2006	40.023	$42.3	$868.6	$(52.8)	$0.0	$(130.2)	$237.1	$965.0

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Air Group, Inc.

	Nine Months Ended September 30
(In Millions)	2006	2005
Cash flows from operating activities:
Net income	$(41.0)	$27.1
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax effect	—	90.4
Restructuring charges and adjustments	32.4	20.7
Fleet transition costs	189.5	—
Depreciation and amortization	114.1	105.8
Stock-based compensation	5.8	1.1
Changes in fair values of open fuel hedge contracts	71.2	(126.6)
Loss (gain) on sale of assets	0.1	1.4
Changes in deferred income taxes	(30.4)	68.7
Tax benefit from stock option exercises	(3.0)	(1.2)
(Increase) decrease in receivables - net	(21.6)	(30.7)
Increase in prepaid expenses and other current assets	(33.6)	(28.4)
Increase in air traffic liability	66.4	70.3
Increase (decrease) in other current liabilities	35.7	(12.8)
Increase (decrease) in deferred revenue and other-net	3.3	(6.8)

Net cash provided by operating activities	388.9	179.0

Cash flows from investing activities:
Proceeds from disposition of assets	0.6	5.4
Purchases of marketable securities	(591.6)	(908.7)
Sales and maturities of marketable securities	549.2	1,036.7
Securities lending collateral	0.6	(76.5)
Securities lending obligation	(0.6)	76.5
Property and equipment additions:
Aircraft and aircraft purchase deposits	(456.5)	(253.6)
Other flight equipment	(27.6)	(39.6)
Other property and equipment	(32.4)	(24.1)
Aircraft deposits returned	—	7.5
Restricted deposits and other	19.3	(3.6)

Net cash used in investing activities	(539.0)	(180.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	245.0	20.0
Long-term debt and capital lease payments	(41.1)	(35.4)
Proceeds from issuance of common stock	21.9	13.9
Tax benefit from stock option exercises	3.0	1.2

Net cash provided by (used in) financing activities	228.8	(0.3)

Net change in cash and cash equivalents	78.7	(1.3)
Cash and cash equivalents at beginning of period	73.6	28.0

Cash and cash equivalents at end of period	$152.3	$26.7

Supplemental disclosure of cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$34.5	$35.5
Income taxes	6.2	(1.8)
Noncash investing and financing activities:
Conversion of senior convertible notes to equity	150.0	—
Debt assumed in purchase of MD-80 aircraft	11.6	—
Net change in discounts and premiums on long-term debt	1.0	—
Credit received for flight deposits deferred in other liabilities	—	9.7

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Alaska Air Group, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments have been made which are necessary to present fairly the Company’s financial position as of September 30, 2006, as well as the results of operations for the three and nine months ended September 30, 2006 and 2005. The adjustments made were of a normal recurring nature.

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

Securities Lending

The Company lends certain marketable securities to third parties for a time period of less than one year. During the time period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. As of September 30, 2006, the Company had $109.2 million of securities on loan under the program. These affected securities are included as marketable securities under current assets.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined in that statement. The purpose of FIN 48 is to clarify certain aspects of the recognition and measurement related to accounting for income tax uncertainties. This interpretation is effective for fiscal years beginning after December 15, 2006.

The Company does not believe this interpretation will have a material impact on its results from operations or financial position.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to the Company’s financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. Management is evaluating the impact of this interpretation and does expect to have an adjustment to shareholders’ equity, although the adjustment is not expected to be material.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. Based on current assumptions, which are likely to change, the Company expects the impact on its shareholders’ equity to be in the range of $75 million to $100 million. The Company believes the adoption of this statement will not have a material impact on its results from operations or cash flows.

Note 2. Fleet Transition

In March 2006, the Company’s Board approved a plan to accelerate the retirement of its MD-80 fleet (15 owned and 11 leased aircraft) and remove those aircraft from service by the end of 2008, which is earlier than the original retirement schedule. The Company expects to use firm orders, options and additional purchase rights under its existing order of B737-800 aircraft to replace the capacity lost from the early retirement of the MD-80s.

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

The estimated fair value of the Company’s aircraft was derived using third-party appraisals and market data compiled by a third-party consultant, adjusted for certain factors deemed appropriate by management, such as the position of each aircraft in its maintenance cycle. During the third quarter, the Company received multiple offers to purchase the aircraft. This information did not indicate a need for further impairment as of September 30, 2006. In conjunction with the fair value determination, the Company has reassessed the useful lives and residual values of the fleet and related spare equipment and will depreciate the remaining carrying values through the estimated date that each aircraft will be retired or sold. The estimate of residual salvage value is highly judgmental and is primarily based on the estimated selling price of the aircraft. Actual proceeds upon sale of the aircraft may differ materially from the fair value estimate used for the impairment analysis and the offers received to date.

During the third quarter, the Company purchased five MD-80 aircraft from lessors and, in conjunction with the purchases, terminated the leases for those five aircraft. The total purchase price for the five aircraft was $80.9 million, including assumed debt of $11.6 million. Immediately upon purchase of the aircraft, the Company evaluated impairment and concluded that the carrying value was not recoverable. Therefore, the Company recorded a $58.4 million charge in the third quarter for the impairment, including the write-off of $1.8 million of leasehold improvements related to those aircraft. The charge was offset by the reduction of $7.5 million of deferred rent associated with the acquired aircraft. Similar to the impairment analysis discussed above, the Company derived the estimated fair value of the five purchased aircraft using a letter of intent from a third-party to purchase the aircraft, third-party appraisals and other market data. The charge is recorded as fleet transition costs in the accompanying consolidated statement of operations.

The Company had signed a letter of intent with a prospective buyer for its 20 owned MD-80s, although the Company is uncertain as to whether this transaction will close. The Company is continuing to negotiate with other prospective buyers, but the timing of any sale of its MD-80 aircraft is uncertain at this time.

The Company leases six additional MD-80 aircraft. The current expiration dates on these leases range from January 2007 to October 2013. The Company expects to cease operation of four of these aircraft prior to the lease expiration date through lease buy-outs, lease agreement restructuring, subleasing of the aircraft, or storing the aircraft at a long-term storage facility. At such time as one of these actions is taken on the aircraft, the Company expects to have an associated charge that will be recorded in the consolidated statements of operations.

In the second quarter of 2004, the Company announced its intention to accelerate the retirement of Alaska’s B737-200 fleet and remove those aircraft from service. On July 7, 2006, the Company entered into a purchase and sale agreement to sell six B737-200 aircraft to a third party. The Company’s seventh (and remaining) B737-200 aircraft will be donated to an aviation museum in Alaska. The six aircraft will be sold and delivered at various intervals through April 2007. The total purchase price for the six aircraft exceeded their aggregate net book value as of September 30, 2006. One of the six aircraft was transferred to the buyer in the third quarter and there was an associated gain on the sale of approximately $0.4 million. The Company expects to record similar gains as the remaining aircraft are transferred.

During the third quarter, Horizon signed a letter of intent with another carrier to sublease up to 16 of its Bombardier Q200 aircraft. Each aircraft will be subject to a separate sublease agreement and will leave Horizon’s operating fleet beginning in January 2007 through mid 2008 based on Horizon’s delivery schedule of the new Q400 aircraft on order. It is expected that the sublease will result in a loss for Horizon approximating the difference between the lease payments and the sublease receipts. The loss on each aircraft will be recorded when the specific aircraft leave Horizon’s fleet and the sublease arrangement begins. As of September 30, 2006, none of the aircraft have been delivered to the other carrier.

Note 3. Restructuring Charges

In July 2006, Alaska reached new four-year agreements with the approximately 3,700 clerical, office and passenger service employees and the ramp service and stores agents, all represented by the International Association of Machinists. These agreements included a signing bonus, in aggregate, of $1.9 million paid in July 2006, which is included in wages and benefits in our statement of operations and an immediate 2% wage increase. Additionally, the agreements included a severance package offered to employees in the top four wage-scale steps that includes cash payments based on years of service, one year of medical coverage after the severance date, and continued travel privileges for a period of time. The total amount of the charge was $28.6 million and is recorded as restructuring charges in the statement of operations, which includes a $0.3 million pension curtailment loss resulting from the expected change in the number of participants in the pension plan.

A new four-year contract with the Association of Flight Attendants for Alaska’s approximately 2,500 flight attendants was ratified on April 26, 2006. Under this agreement, the Company paid a signing bonus, in aggregate, of $2.7 million in May 2006, which is included in wages and benefits in the statement of operations. The new agreement also included an immediate 3% pay increase. Additionally, Alaska offered a voluntary severance package to a number of flight attendants that included, among other things, a lump-sum payment of $2,000 per year of service up to a maximum of 25 years and continuing travel privileges. During the quarter ended June 30, 2006, the Company recorded a restructuring charge of $3.8 million related to the severance amounts, the majority of which was paid in the third quarter.

During the second quarter of 2005, Alaska contracted out ramp services at the Seattle-Tacoma International Airport. This event resulted in a reduction of approximately 475 employees in Seattle. Severance and related costs associated with this restructuring were originally estimated at $16.1 million, which was recorded in the second quarter of 2005.

The following table displays the activity and balance of the severance and related costs components of the Company’s restructuring accrual as of and for the nine months ended September 30, 2006 and 2005. The restructuring adjustment in 2005 relates to our change in estimated costs of medical coverage extended to impacted employees ($ in millions):

Accrual for Severance and Related Costs	2006	2005
Balance at December 31, 2005 and 2004, respectively	$3.1	$38.7
Restructuring charges	32.4	16.1
Restructuring adjustment	—	(3.4)
Cash payments	(5.7)	(44.3)

Balance at September 30	$29.8	$7.1

The Company expects to make the majority of the remaining cash payments during the fourth quarter of 2006 and the first quarter of 2007. The accrual for severance and related costs is included in accrued wages, vacation and payroll taxes in the consolidated balance sheets.

During March 2005, the Company notified the Port of Oakland of its decision to terminate the lease for the Oakland hangar as part of its ongoing restructuring efforts. Accordingly, the Company recorded an impairment charge of $7.7 million in the first quarter of 2005 for the leasehold improvements that were abandoned as a result of the lease termination. Additionally, the Company recorded a charge of $0.3 million for certain costs associated with the lease termination, which have been paid.

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

Beginning January 1, 2006, the Company records all of its fuel hedging gains and losses in aircraft fuel, including hedging gains and losses. Prior to January 1, 2006, the majority of these fuel hedging gains and losses were recorded in other nonoperating income (expense). The prior period presentation has been conformed to the current year format. The following table summarizes GAAP and economic aircraft fuel expense for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30
	Alaska		Horizon		Consolidated
	2006	2005	2006	2005	2006	2005
Raw or “into-plane” fuel cost	$218.9	$179.5	$33.9	$28.0	$252.8	$207.5
Less: gains on settled hedges	(23.6)	(37.8)	(3.8)	(5.7)	(27.4)	(43.5)

Economic fuel expense	$195.3	$141.7	$30.1	$22.3	$225.4	$164.0

Mark-to-market (gains) or losses related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on settled hedges	56.2	(19.9)	9.2	(2.9)	65.4	(22.8)

Aircraft fuel expense, as reported	$251.5	$121.8	$39.3	$19.4	$290.8	$141.2

	Nine Months Ended September 30
	Alaska		Horizon		Consolidated
	2006	2005	2006	2005	2006	2005
Raw or “into-plane” fuel cost	$585.5	$465.2	$90.8	$71.6	$676.3	$536.8
Less: gains on settled hedges	(79.0)	(81.4)	(12.8)	(12.2)	(91.8)	(93.6)

Economic fuel expense	$506.5	$383.8	$78.0	$59.4	$584.5	$443.2

Mark-to-market (gains) or losses related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on settled hedges	60.7	(100.2)	8.5	(15.6)	69.2	(115.8)

Aircraft fuel expense, as reported	$567.2	$283.6	$86.5	$43.8	$653.7	$327.4

The following table compares amounts as originally reported in 2005 to the current-year format for the three and nine months ended September 30, 2005 (in millions):

	Three Months Ended Sep. 30, 2005			Nine Months Ended Sep. 30, 2005
	Alaska	Horizon	Consolidated	Alaska	Horizon	Consolidated
Aircraft fuel expense as originally reported	$176.6	$27.5	$204.1	$455.7	$70.3	$526.0
Reclassification of fuel hedging gains	(54.8)	(8.1)	(62.9)	(172.1)	(26.5)	(198.6)

Aircraft fuel expense	$121.8	$19.4	$141.2	$283.6	$43.8	$327.4

Operating income as originally reported	$80.4	$10.2	$90.2	$11.4	$9.3	$18.4
Reclassification of fuel hedging gains	54.8	8.1	62.9	172.1	26.5	198.6

Operating income	$135.2	$18.3	$153.1	$183.5	$35.8	$217.0

Nonoperating income (expense) as originally reported	$52.6	$7.1	$56.6	$159.1	$23.7	$175.1
Reclassification of fuel hedging gains	(54.8)	(8.1)	(62.9)	(172.1)	(26.5)	(198.6)

Nonoperating income (expense)	$(2.2)	$(1.0)	$(6.3)	$(13.0)	$(2.8)	$(23.5)

Outstanding fuel hedge positions as of September 30, 2006 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Average Crude Oil Price per Barrel
Fourth Quarter 2006	35%	36.4	$46.10
First Quarter 2007	35%	36.6	$56.63
Second Quarter 2007	29%	32.3	$55.32
Third Quarter 2007	32%	37.8	$54.08
Fourth Quarter 2007	22%	23.2	$55.22
First Quarter 2008	18%	19.2	$59.77
Second Quarter 2008	12%	14.2	$62.56
Third Quarter 2008	11%	13.5	$62.16
Fourth Quarter 2008	10%	11.0	$61.77

The fair values of the Company’s fuel hedge positions at September 30, 2006 and December 31, 2005 were $81.6 million and $153.3 million, respectively, and are presented as fuel hedge contracts in the consolidated balance sheets.

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

Note 6. Other Assets

Other assets consisted of the following (in millions):

	September 30, 2006	December 31, 2005
Restricted deposits (primarily restricted investments)	$87.0	$101.9
Deferred costs and other	44.3	32.1

	$131.3	$134.0

Note 7. Mileage Plan

Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	September 30, 2006	December 31, 2005
Current Liabilities:
Other accrued liabilities	$186.7	$165.0
Other Liabilities and Credits (non-current):
Deferred revenue	309.1	280.9
Other liabilities	21.0	20.9

Total Mileage Plan deferrals and liabilities	$516.8	$466.8

Alaska’s Mileage Plan revenue is included under the following statement of operations captions for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Passenger revenues	$24.0	$20.8	$75.3	$60.7
Other-net revenues	23.6	29.5	69.8	70.6

Total Mileage Plan revenues	$47.6	$50.3	$145.1	$131.3

Note 8. Long-term Debt

At September 30, 2006 and December 31, 2005, long-term debt obligations were as follows (in millions):

	September 30, 2006	December 31, 2005
Fixed-rate notes payable due through 2020	$736.5	$607.3
Variable-rate notes payable due through 2021	270.3	251.5
Pre-delivery payment facility expiring in 2009	142.3	73.8
Senior convertible notes converted April 2006	—	150.0

Long-term debt	1,149.1	1,082.6
Less current portion	(203.6)	(113.5)

	$945.5	$969.1

During the first nine months of 2006, Alaska borrowed $159.5 million using fixed-rate and variable-rate debt secured by flight equipment and increased its borrowings on its pre-delivery payment facility by $68.5 million. Additionally, Alaska assumed $11.6 million of debt related to the purchase of one of its leased MD-80 aircraft in the third quarter (See Note 2). Horizon borrowed $17.0 million using variable-rate debt secured by flight equipment.

During the first nine months of 2006, the Company exercised its option under certain existing variable-rate, long-term debt arrangements to fix the interest rates through maturity. The fixed rates on these affected debt arrangements range from 6.2% to 6.8%. These changes did not result in any gain or loss in the condensed consolidated statements of operations.

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

Note 9. Employee Benefit Plans

Pension Plans-Qualified Defined Benefit

Net pension expense for the three and nine months ended September 30 included the following components (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service cost	$14.1	$13.3	$38.7	$38.8
Interest cost	15.3	12.9	40.7	38.7
Expected return on assets	(14.9)	(12.5)	(39.9)	(37.5)
Curtailment loss*	0.3	—	0.3	—
Amortization of prior service cost	1.2	1.2	3.6	3.6
Actuarial loss	5.8	3.6	13.6	10.8

Net pension expense	$21.8	$18.5	$57.0	$54.4

*	In connection with the reduction in employees as discussed in Note 3, the Company recorded curtailment charges. These charges are included in restructuring charges in the condensed consolidated financial statements.

The Company made no contributions during the three-month period ended September 30, 2006 and $71.9 million in contributions during the nine months ended September 30, 2006. The Company made $30.7 million and $69.3 million in contributions during the three and nine months ended September 30, 2005, respectively.

Pension Plans-Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined benefit plans for certain elected officers of the Company for the three and nine months ended September 30 included the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$0.4	$0.6	$1.2	$1.2
Interest cost	0.5	0.4	1.5	1.2
Actuarial loss	0.1	0.1	0.3	0.3

Net pension expense	$1.0	$1.1	$3.0	$2.7

Postretirement Medical Benefits

Net periodic benefit cost for the postretirement medical plans for the three and nine months ended September 30 included the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$1.3	$1.1	$4.0	$3.1
Interest cost	1.1	1.1	3.2	3.3
Amortization of prior service cost	—	(0.1)	3.3	(0.3)
Actuarial loss	0.4	0.5	1.2	1.5

Net periodic benefit cost	$2.8	$2.6	$11.7	$7.6

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

The Company has stock option awards outstanding under a number of long-term incentive equity plans, one of which continues to provide for the grant of stock options to purchase the Company’s common stock at market prices on the date of grant to directors, officers and employees of the Company and its subsidiaries. Under the various plans, options for 5,097,750 shares have been granted and, at September 30, 2006, 883,425 shares were available for future grant. Under all plans, the stock options granted have terms of up to ten years. The Company’s options are typically granted with graded vesting provisions, and compensation cost is amortized over the service period using the straight-line method. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the term nearest the expected term of the option at the time of grant. The dividend yield is zero as the Company does not pay dividends and has no plans to do so in the immediate future. The market price volatility of the common stock is based on a combination of the historical volatility over a time period equal to the expected term of the option and management’s judgment of future volatility. The expected life of the options and the expected forfeiture rates are based on our historical experience for various homogenous employee groups.

The tables below summarize stock option activity for the nine months ended September 30, 2006:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2005	3,376,015	$31.05
Granted	233,610	37.73
Exercised	(731,195)	27.68
Canceled	(98,920)	42.12

Outstanding, September 30, 2006	2,779,510	$32.02	5.1	$19.0

Exercisable at September 30, 2006	2,059,724	$32.40	4.0	$13.8

During the three months ended September 30, 2006, the Company granted 225,935 options with a weighted-average exercise price of $37.99 per share and a weighted-average fair value of $18.51 per share. The fair value was derived using risk-free interest rates ranging from 4.8% to 5.2%, expected volatility ranging between 41.5% to 44.7%, and expected lives between 4.75 years and 6 years. During the nine months ended September 30, 2006, the Company granted 233,610 options with a weighted-average exercise price of $37.73 per share and a weighted-average fair value of $18.37 per share. The fair value was derived using risk-free interest rates ranging from 4.5% to 5.2%, expected volatility ranging between 41.5% to 44.7%, and expected lives between 4.75 years and 6 years.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $1.3 million and $7.8 million, respectively. Cash received from option exercises during the three and nine months ended September 30, 2006 totaled $3.4 million and $20.1 million, respectively.

The following table summarizes stock options outstanding and exercisable at September 30, 2006 with their weighted-average exercise prices and remaining contractual lives:

Range of Exercise prices	Remaining Life (years)	Shares	Price Per Share
Outstanding:
$10 to $20	5.9	218,555	$18.69
$21 to $28	5.9	660,340	26.15
$29 to $34	5.3	1,007,093	31.63
$35 to $45	4.6	724,122	38.28
$46 to $58	1.6	169,400	47.75

$10 to $58	5.1	2,779,510	$32.02

Range of Exercise prices		Shares	Price Per Share
Exercisable:
$10 to $20		117,655	$18.67
$21 to $28		513,985	26.22
$29 to $34		762,897	31.35
$35 to $45		495,787	38.42
$46 to $58		169,400	47.75

$10 to $58		2,059,724	$32.40

Restricted Stock Awards

During the nine months ended September 30, 2006 and 2005, the Company awarded 120,465 and 211,975 restricted stock units (RSUs), respectively, to certain employees, with grant date fair values of $4.5 million and $6.8 million, respectively. These amounts reflect the value of the total RSU award at the grant date based on the closing price of the Company’s common stock. Compensation cost for RSUs is recognized over three years from the date of grant as the awards “cliff vest” after three years. As of September 30, 2006, 448,450 RSUs were outstanding, with an aggregate intrinsic value of $17.1 million.

Impact of Adoption of SFAS 123R

Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 is as follows:

	Three Months Ended September 30, 2006
	Pre-tax Effect (in millions)	After-tax Effect (in millions)	Effect on Diluted EPS
Stock Options	$0.7	$0.4	$.01
ESPP	0.3	0.2	.01
Restricted Stock Units	0.9	0.6	.01

Total	$1.9	$1.2	$.03

	Nine Months Ended September 30, 2006
	Pre-tax Effect (in millions)	After-tax Effect (in millions)	Effect on Diluted EPS
Stock Options	$2.4	$1.5	$.04
ESPP	0.8	0.5	.01
Restricted Stock Units	2.6	1.7	.05

Total	$5.8	$3.7	$.10

As of September 30, 2006, $8.0 million and $9.8 million of compensation cost associated with unvested stock options and restricted stock awards, respectively, attributable to future service had not yet been recognized. These amounts will be recognized as expense over a weighted-average period of 1.6 years and 1.2 years for stock options and restricted stock awards, respectively.

Had compensation cost for the Company’s stock options and employee stock purchase plan been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” net income for the three and nine months ended September 30, 2005 would have been negatively impacted by $0.9 million, or $0.03 per diluted share, and $2.8 million, or $0.08 per diluted share, respectively.

Note 11. Earnings Per Share

In April 2006, the senior convertible notes were converted into 5.769 million shares of common stock and are included in the calculation of the basic weighted-average shares outstanding for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2006, all outstanding options to purchase common shares were excluded in the calculation for diluted earnings per share as the Company had a net loss. Outstanding options to purchase 0.9 million and 1.8 million common shares were excluded from the calculation for the three and nine months ended September 30, 2005, respectively, as the impact of those options would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic Earnings (Loss) Per Share
Income (loss) before accounting change	$(17.4)	$90.2	$(41.0)	$117.5
Weighted average shares outstanding	39.954	27.502	37.172	27.274

Income (loss) per share before accounting change	$(0.44)	$3.28	$(1.10)	$4.31

Cumulative effect of accounting change, net of tax	NA	NA	NA	$(90.4)
Weighted average shares outstanding	NA	NA	NA	27.274

Per share cumulative effect of accounting change	NA	NA	NA	$(3.32)

Net income (loss)	$(17.4)	$90.2	$(41.0)	$27.1
Weighted average shares outstanding	39.954	27.502	37.172	27.274

Net income (loss) per share	$(0.44)	$3.28	$(1.10)	$0.99

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Diluted Earnings (Loss) Per Share
Income (loss) before accounting change	$(17.4)	$90.2	$(41.0)	$117.5
Interest on convertible notes, net of tax	NA	1.5	NA	4.0

Diluted income (loss) before accounting change	$(17.4)	$91.7	$(41.0)	$121.5
Weighted average diluted shares outstanding	39.954	33.857	37.172	33.523

Income (loss) per share before accounting change	$(0.44)	$2.71	$(1.10)	$3.62

Cumulative effect of accounting change, net of tax	NA	NA	NA	$(90.4)
Weighted average shares outstanding	NA	NA	NA	33.523

Per share cumulative effect of accounting change	NA	NA	NA	$(2.69)

Net income (loss)	$(17.4)	$90.2	$(41.0)	$27.1
Interest on convertible notes, net of tax	NA	1.5	NA	4.0

Diluted net income (loss)	$(17.4)	$91.7	$(41.0)	$31.1
Weighted average shares outstanding	39.954	33.857	37.172	33.523

Net income (loss) per share	$(0.44)	$2.71	$(1.10)	$0.93

Note 12. Operating Segment Information

Operating segment information for Alaska and Horizon for the three and nine months ended September 30 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenues:
Alaska	$759.9	$689.3	$2,060.3	$1,828.9
Horizon	176.3	153.7	485.2	415.5
Other*	0.2	0.3	0.8	0.8
Elimination of intercompany revenues	(0.7)	2.4	(2.2)	(0.5)

Consolidated	$935.7	$845.7	$2,544.1	$2,244.7

Income (loss) before income tax and accounting change:
Alaska	$(27.9)	$133.0	$(80.1)	$170.5
Horizon	5.9	17.3	15.2	33.0
Other*	(0.9)	(3.5)	(6.3)	(10.0)

Consolidated	$(22.9)	$146.8	$(71.2)	$193.5

	September 30, 2006	December 31, 2005
Total assets at end of period:
Alaska	$3,777.8	$3,511.9
Horizon	415.7	311.8
Other*	983.5	1,012.1
Elimination of intercompany accounts	(1,037.3)	(1,043.8)

Consolidated	$4,139.7	$3,792.0

*	Includes the parent company, Alaska Air Group, Inc., including its investments in Alaska and Horizon, which are eliminated in consolidation.

Note 13. Contingencies

In April 2006, the federal district court in Seattle granted voluntary dismissal of Alaska’s lawsuit against the International Association of Machinists (IAM) seeking to compel arbitration of dispute regarding the permissibility of subcontracting of Alaska’s ramp service operation in Seattle. At the same time, the court also dismissed a counterclaim by the IAM alleging that Alaska violated the Railway Labor Act status quo and engaged in bad faith bargaining. The appeal period has expired and these matters are closed.

Additionally, the IAM filed a grievance against Alaska alleging that Alaska violated the collective bargaining agreement by, among other things, subcontracting the ramp service operation in Seattle when the parties could not reach agreement on an acceptable labor contract. This matter is scheduled for arbitration in December 2006 and into 2007. The Company cannot predict the outcome of this arbitration; however, management does not believe any unfavorable outcome would be material to the Company’s cash flows or financial position.

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

Third Quarter Highlights

In what is historically been our most profitable quarter, we reported a third-quarter net loss, driven principally by fleet transition costs, restructuring charges, and the downward mark-to-market adjustment of our fuel hedge portfolio as a result of declining oil prices. However, these items should not overshadow what we believe to be a very strong quarterly financial result. The quarter was characterized by strong revenue, offset by significantly higher economic fuel cost and a small increase in other operating expenses.

Fleet Transition

During the first quarter of this year, we announced our intention to retire our MD-80 fleet by the end of 2008, earlier than originally expected, as part of our move to an all Boeing 737 fleet. As part of this plan, we recognized a pre-tax impairment charge of $131.1 million during the first quarter related to 15 owned MD-80 aircraft. At that time, we also estimated that we would have significant additional charges resulting from actions taken on our 11 leased MD-80 aircraft. During the third quarter, we realized a portion of that expected charge as we purchased five of the leased MD-80s from the lessors for cash of $69.3 million and assumed debt of $11.6 million. Immediately upon purchase of the aircraft, we evaluated the aircraft for impairment and concluded that the carrying value was not recoverable. Therefore, we recorded a $58.4 million charge ($36.5 million after tax) in the third quarter for the impairment, including the write-off of $1.8 million of leasehold improvements related to those aircraft. The charge was offset by the reduction of $7.5 million of deferred rent associated with the acquired aircraft. We had signed a letter of intent with a prospective buyer for our 20 owned MD-80s, although we are uncertain as to whether this transaction will close. We are continuing to negotiate with other prospective buyers, but the timing of any sale of our MD-80s is uncertain at this time.

After taking into account the five aircraft purchased out of leases mentioned above, we have six remaining leased MD-80s. We expect to cease operation of four of these aircraft prior to the lease expiration date through lease buy-outs, lease agreement restructuring, subleasing of the aircraft, or storing the aircraft at a long-term storage facility. At such time as one of these actions is taken on the aircraft, we expect to have an associated charge that will be recorded in our consolidated statements of operations.

On July 7, 2006, we entered into a purchase and sale agreement to sell six B737-200 aircraft to a third party. Our seventh (and remaining) B737-200 aircraft will be donated to an aviation museum in Alaska. The six aircraft will be sold and delivered at various intervals through April 2007. One of the six aircraft was transferred to the buyer in the third quarter and there was a nominal gain on the sale.

During the third quarter, Horizon signed a letter of intent with another carrier to sublease up to 16 of its Bombardier Q200 aircraft. Each aircraft will be subject to a separate sublease agreement and will leave Horizon’s operating fleet beginning in January 2007 through mid 2008 based on Horizon’s delivery schedule of the new Q400 aircraft on order. It is expected that the sublease will result in a loss for Horizon approximating the difference between the lease payments and the sublease receipts. The loss on each aircraft will be recorded when the specific aircraft leave Horizon’s fleet and the sublease arrangement begins. As of September 30, 2006, none of the aircraft have been delivered to the other carrier.

Labor Costs and Negotiations

During the third quarter, we reached new four-year agreements with the approximately 3,700 clerical, office and passenger service employees and ramp service agents and stock clerks at Alaska, all represented by the International Association of Machinists. These agreements included a signing bonus, in aggregate, of $1.9 million in July 2006, which is included in wages and benefits in our statement of operations and an immediate 2% wage increase. Additionally, the agreements included a severance package offered to employees in the top four wage-scale steps that includes cash payments based on years of service, one year of medical coverage after the severance date, and continued travel privileges for a period of time. The total amount of the charge was $28.6 million ($17.9 million after tax) in the third quarter. This charge is management’s best estimate at this time and we will likely record adjustments related to this charge in the fourth quarter as more information becomes available.

In November 2006, Alaska will begin negotiations on a new collective bargaining agreement for Alaska’s pilots, all represented by the Air Line Pilots Association. Alaska’s pilots are currently under an arbitrated agreement that becomes amendable on May 1, 2007.

Mark-to-Market Fuel Hedging Gains

Beginning in the second quarter of 2004, we lost the ability to use hedge accounting because the price correlation between crude oil, the commodity we use to hedge, and West Coast jet fuel fell below required thresholds. As a result, our earnings are more volatile as we mark our entire hedge portfolio to market each period through earnings, even though the actual consumption and related cash settlement will take place in a future period.

Historically, we have reported these gains and losses in other nonoperating income and expense. Beginning in the first quarter of 2006, however, we report these gains and losses in aircraft fuel, including hedging gains and losses, in the condensed consolidated statements of operations. Prior period amounts have been reclassified to conform to the current-year format. Because of the recent decline in world oil prices, we recorded a mark-to-market fuel hedging loss, including the reclassification of previously recorded mark-to-market gains on settled hedges, of $65.4 million ($40.9 million after tax) on our hedge portfolio, as its value declined during the quarter. This loss is compared to $22.8 million ($14.2 million after tax) of gains in the third quarter of 2005. Even though we had a loss in the value of our hedge portfolio in the third quarter, the portfolio will still provide benefit as the value of those contracts as of September 30, 2006 was $81.6 million. The vast majority of these contracts are call options, which effectively cap the crude oil price component of our fuel consumption. These types of contracts allow us to benefit from a reduction in oil prices and limit our exposure when prices increase. In the third quarters of 2006 and 2005, we recorded gains from settled fuel hedges totaling $27.4 million and $43.5 million, respectively, which are also recorded in aircraft fuel.

We have provided information on mark-to-market gains or losses, as well as calculations of our economic fuel cost per gallon on pages 28 and 29. For more discussion, see Note 4 to our condensed consolidated financial statements.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We began entering into hedge contracts again in the third quarter of 2006 after several quarters of no activity. We expect to continue to enter into these types of contracts into the future, although significant changes in market conditions could affect our decisions.

Frontier JetExpress

In the third quarter, we announced that Horizon would discontinue its contract flying with Frontier Airlines as Frontier JetExpress. We have nine CRJ700 aircraft dedicated to this program that will transition back into Horizon’s fleet over a period of approximately one year beginning in the first quarter of 2007. We anticipate that these aircraft will be used for productive and strategic redeployments throughout our native network and harmonization flying with Alaska. We do not anticipate the termination of this agreement and the redeployment of these aircraft to have a material impact on our results from operations.

Outlook

For 2006, Alaska and Horizon expect full-year capacity increases of approximately 4.5% and 7%, respectively, over 2005 capacity. The expected capacity increase at Alaska is due largely to an increase in scheduled departures after last year’s summer capacity reduction and the introduction of 12 new B737-800 aircraft in 2006, of which six will be delivered in the fourth quarter, offset by the retirement of four MD-80 aircraft. Horizon’s expected capacity increase is due to the annualization of increasing the capacity of the Q400 fleet from 70 to 74 seats and the addition of one CRJ700 and two Q400s in 2006. For the fourth quarter of 2006, we expect capacity increases of between 3.5% and 4% for Alaska and approximately 6% for Horizon.

SELECTED FINANCIAL AND STATISTICAL DATA

Alaska Airlines Financial and Statistical Data

	Three Months Ended September 30				Nine Months Ended September 30
Financial Data (in millions):	2006		2005	% Change	2006	2005		% Change
Operating Revenues:
Passenger	$698.4		$624.1	11.9	$1,882.5	$1,656.6		13.6
Freight and mail	25.7		25.2	2.0	71.8	68.4		5.0
Other - net	35.8		40.0	(10.5)	106.0	103.9		2.0

Total Operating Revenues	759.9		689.3	10.2	2,060.3	1,828.9		12.7

Operating Expenses:
Wages and benefits	190.3		171.7	10.8	552.9	548.7		0.8
Variable incentive pay	3.3		2.8	17.9	17.3	7.5		130.7
Contracted services	32.3		27.6	17.0	98.4	87.0		13.1
Aircraft fuel, including hedging gains and losses	251.5		121.8	106.5	567.2	283.6		100.0
Aircraft maintenance	32.4		43.2	(25.0)	118.6	143.5		(17.4)
Aircraft rent	26.4		29.5	(10.5)	84.6	87.2		(3.0)
Food and beverage service	12.6		13.0	(3.1)	36.1	36.0		0.3
Selling expenses	36.8		35.6	3.4	110.0	102.2		7.6
Depreciation and amortization	35.2		31.9	10.3	99.6	92.9		7.2
Landing fees and other rentals	40.5		38.8	4.4	117.9	117.2		0.6
Other	40.8		39.6	3.0	118.4	118.9		(0.4)
Fleet transition costs	58.4		—	NM	189.5	—		NM
Restructuring charges and adjustments	28.6		(1.4)	NM	32.4	20.7		NM

Total Operating Expenses	789.1		554.1	42.4	2,142.9	1,645.4		30.2

Operating Income (Loss)	(29.2)		135.2	NM	(82.6)	183.5		NM

Interest income	14.6		9.2	58.7	41.2	23.1		78.4
Interest expense	(19.9)		(13.0)	53.1	(53.5)	(36.9)		45.0
Interest capitalized	6.1		2.6	134.6	15.5	4.5		244.4
Other - net	0.5		(1.0)	NM	(0.7)	(3.7)		NM

	1.3		(2.2)	NM	2.5	(13.0)		NM

Income (Loss) Before Income Tax and Accounting Change	$(27.9)		$133.0	NM	$(80.1)	$170.5		NM

Operating Statistics:
Revenue passengers (000)	4,710		4,632	1.7	13,058	12,715		2.7
RPMs (000,000) “traffic”	4,873		4,598	6.0	13,579	12,812		6.0
ASMs (000,000) “capacity”	6,150		5,822	5.6	17,523	16,735		4.7
Passenger load factor	79.2%		79.0%	0.2pts	77.5%	76.6%		0.9pts
Yield per passenger mile	14.33	¢	13.57 ¢	5.6	13.86 ¢	12.93	¢	7.2
Operating revenue per ASM	12.36	¢	11.84 ¢	4.4	11.76 ¢	10.93	¢	7.6
Operating expenses per ASM (a)	12.83	¢	9.52 ¢	34.8	12.23 ¢	9.83	¢	24.4
Operating expense per ASM excluding fuel, fleet transition costs, and restructuring charges and adjustments(a)	7.33	¢	7.53 ¢	(2.7)	7.73 ¢	8.04	¢	(3.9)
GAAP fuel cost per gallon (a)	$2.68		$1.34	100.3	$2.12	$1.08		96.7
Economic fuel cost per gallon (a)	$2.08		$1.56	33.5	$1.90	$1.46		29.7
Fuel gallons (000,000)	93.9		90.4	3.9	267.2	260.8		2.5
Average number of full-time equivalent employees	9,467		8,961	5.6	9,267	9,108		1.7
Aircraft utilization (blk hrs/day)	11.4		10.9	4.6	11.1	10.8		2.8
Average aircraft stage length (miles)	920		887	3.7	921	895		2.9
Operating fleet at period-end	112		110	1.8	112	110		1.8

NM = Not Meaningful

(a)	See Note A on page 28.

Horizon Air Financial and Statistical Data

	Three Months Ended September 30					Nine Months Ended September 30
Financial Data (in millions):	2006		2005		% Change	2006		2005		% Change
Operating Revenues:
Passenger	$173.9		$151.2		15.0	$478.1		$405.8		17.8
Freight and mail	1.0		1.0		0.0	3.0		2.9		3.4
Other - net	1.4		1.5		(6.7)	4.1		6.8		(39.7)

Total Operating Revenues	176.3		153.7		14.7	485.2		415.5		16.8

Operating Expenses:
Wages and benefits	47.3		44.7		5.8	140.3		128.6		9.1
Variable incentive pay	1.7		0.6		183.3	6.8		3.0		126.7
Contracted services	6.7		6.1		9.8	20.1		17.7		13.6
Aircraft fuel, including hedging gains and losses	39.3		19.4		102.6	86.5		43.8		97.5
Aircraft maintenance	17.2		11.9		44.5	50.0		31.1		60.8
Aircraft rent	17.5		17.5		0.0	52.0		52.8		(1.5)
Food and beverage service	0.9		0.7		28.6	2.2		1.9		15.8
Selling expenses	8.8		8.1		8.6	25.2		22.1		14.0
Depreciation and amortization	4.9		4.1		19.5	13.6		12.0		13.3
Landing fees and other rentals	12.7		12.2		4.1	35.3		35.7		(1.1)
Other	13.6		10.1		34.7	37.0		31.0		19.4

Total Operating Expenses	170.6		135.4		26.0	469.0		379.7		23.5

Operating Income	5.7		18.3		NM	16.2		35.8		NM

Interest income	1.0		0.3		233.3	2.7		1.0		170.0
Interest expense	(1.8)		(1.6)		12.5	(5.8)		(4.3)		34.9
Interest capitalized	1.0		0.2		400.0	2.1		0.4		425.0
Other - net	—		0.1		NM			0.1		NM

	0.2		(1.0)		NM	(1.0)		(2.8)		NM

Income Before Income Tax and Accounting Change	$5.9		$17.3		NM	$15.2		$33.0		NM

Operating Statistics:
Revenue passengers (000)	1,832		1,755		4.4	5,171		4,868		6.2
RPMs (000,000) “traffic”	722		683		5.7	2,032		1,843		10.3
ASMs (000,000) “capacity”	951		911		4.4	2,729		2,542		7.4
Passenger load factor	75.9%		75.0%		0.9pts	74.5%		72.5%		2.0pts
Yield per passenger mile	24.09	¢	22.14	¢	8.8	23.53	¢	22.02	¢	6.9
Operating revenue per ASM	18.54	¢	16.87	¢	9.9	17.78	¢	16.35	¢	8.8
Operating expenses per ASM (a)	17.94	¢	14.86	¢	20.7	17.19	¢	14.94	¢	15.1
Operating expense per ASM excluding fuel (a)	13.81	¢	12.73	¢	8.4	14.02	¢	13.21	¢	6.1
GAAP fuel cost per gallon (a)	$2.71		$1.41		92.8	$2.13		$1.13		88.6
Economic fuel cost per gallon (a)	$2.08		$1.62		28.3	$1.92		$1.54		24.8
Fuel gallons (000,000)	14.5		13.7		5.8	40.6		38.6		5.2
Average number of full-time equivalent employees	3,706		3,508		5.6	3,592		3,428		4.8
Aircraft utilization (blk hrs/day)	8.8		9.0		(2.2)	8.8		8.6		2.3
Operating fleet at period-end	69		65		6.2	69		65		6.2

NM = Not Meaningful

(a)	See Note A on page 28.

Note A:

Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor performance both with and without the cost of aircraft fuel (including the gains and losses associated with our fuel hedging program where appropriate), fleet transition costs, and restructuring charges and adjustments. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control and we record changes in the fair value of our hedge portfolio in our income statement, it is our view that the measurement and monitoring of performance without fuel is important. In addition, we believe the disclosure of financial performance without fleet transition costs, restructuring charges, and the navigation fee refund is useful to investors. Finally, these non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major network airlines.

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for both Alaska Airlines, Inc. and Horizon Air Industries, Inc.:

Alaska Airlines, Inc.:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2006	2005	2006	2005
Unit cost reconciliations:
Operating expenses	$789.1	$554.1	$2,142.9	$1,645.4
ASMs (000,000)	6,150	5,822	17,523	16,735

Operating expenses per ASM	12.83 ¢	9.52 ¢	12.23 ¢	9.83 ¢

Operating expenses	$789.1	$554.1	$2,142.9	$1,645.4
Less: aircraft fuel	(251.5)	(121.8)	(567.2)	(283.6)
Less: fleet transition costs	(58.4)	—	(189.5)	—
Add: navigation fee refund	—	4.7	—	4.7
Less: restructuring charges and adjustments	(28.6)	1.4	(32.4)	(20.7)

Operating expenses excluding fuel, fleet transition costs, the navigation fee refund, and restructuring charges and adjustments	$450.6	$438.4	$1,353.8	$1,345.8
ASMs (000,000)	6,150	5,822	17,523	16,735

Operating expenses per ASM excluding fuel, fleet transition costs, the navigation fee refund, and restructuring charges and adjustments	7.33 ¢	7.53 ¢	7.73 ¢	8.04 ¢

Reconciliation to GAAP income (loss) before taxes and accounting change:
Income (loss) before taxes and accounting change, excluding mark-to-market hedging gains (losses), fleet transition costs, the navigation fee refund, and restructuring charges and adjustments	$115.3	$106.0	$202.5	$85.3
Mark-to-market hedging gains (losses) included in aircraft fuel	(56.2)	19.9	(60.7)	100.2
Less: fleet transition costs	(58.4)	—	(189.5)	—
Add: navigation fee refund and related interest received	—	5.7	—	5.7
Less: restructuring charges and adjustments	(28.6)	1.4	(32.4)	(20.7)

GAAP income (loss) before taxes and accounting change as reported	$(27.9)	$133.0	$(80.1)	$170.5

Aircraft fuel reconciliations:*
	Three Months Ended September 30
($ in millions except per gallon amounts)	2006		2005
		Cost/Gal		Cost/Gal
Raw or “into-plane” fuel cost	$218.9	$2.33	$179.5	$1.99
Less: gains on settled hedges	(23.6)	(0.25)	(37.8)	(0.43)

Economic fuel expense*	$195.3	$2.08	$141.7	$1.56

Less: mark-to-market gains and losses related to hedges that settle in future periods and the reclassification of previously recorded mark-to-market gains on settled hedges	56.2	0.60	(19.9)	(0.22)

GAAP fuel expense*	$251.5	$2.68	$121.8	$1.34

Fuel gallons (000,000)	93.9		90.4

	Nine Months Ended September 30
	2006		2005
		Cost/Gal		Cost/Gal
Raw or “into-plane” fuel cost	$585.5	$2.19	$465.2	$1.78
Less: gains on settled hedges	(79.0)	(0.29)	(81.4)	(0.32)

Economic fuel expense*	$506.5	$1.90	$383.8	$1.46

Less: mark-to-market gains and losses related to hedges that settle in future periods and the reclassification of previously recorded mark-to-market gains on settled hedges	60.7	0.22	(100.2)	(0.38)

GAAP fuel expense*	$567.2	$2.12	$283.6	$1.08

Fuel gallons (000,000)	267.2		260.8

Horizon Air Industries, Inc.

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2006	2005	2006	2005
Unit cost reconciliations:
Operating expenses	$170.6	$135.4	$469.0	$379.7
ASMs (000,000)	951	911	2,729	2,542

Operating expenses per ASM	17.94 ¢	14.86 ¢	17.19 ¢	14.94 ¢

Operating expenses	$170.6	$135.4	$469.0	$379.7
Less: aircraft fuel	(39.3)	(19.4)	(86.5)	(43.8)

Operating expenses excluding fuel	$131.3	$116.0	$382.5	$335.9
ASMs (000,000)	951	911	2,729	2,542

Operating expenses per ASM excluding fuel	13.81 ¢	12.73 ¢	14.02 ¢	13.21 ¢

Reconciliation to GAAP income before taxes and accounting change:
Income before taxes and accounting change, excluding mark-to-market hedging gains (losses)	$15.1	$14.4	$23.7	$17.4
Mark-to-market hedging gains (losses) included in aircraft fuel	(9.2)	2.9	(8.5)	15.6

GAAP income before taxes and accounting change as reported	$5.9	$17.3	$15.2	$33.0

Aircraft fuel reconciliations:*
	Three Months Ended September 30
($ in millions except per gallon amounts)	2006		2005
		Cost/Gal		Cost/Gal
Raw or “into-plane” fuel cost	$33.9	$2.34	$28.0	$2.04
Less: gains on settled hedges	(3.8)	(0.26)	(5.7)	(0.42)

Economic fuel expense*	$30.1	$2.08	$22.3	$1.62

Less: mark-to-market gains and losses related to hedges that settle in future periods and the reclassification of previously recorded mark-to-market gains on settled hedges	9.2	0.63	(2.9)	(0.21)

GAAP fuel expense*	$39.3	$2.71	$19.4	$1.41

Fuel gallons (000,000)	14.5		13.7

	Nine Months Ended September 30
	2006		2005
		Cost/Gal		Cost/Gal
Raw or “into-plane” fuel cost	$90.8	$2.24	$71.6	$1.85
Less: gains on settled hedges	(12.8)	(0.32)	(12.2)	(0.31)

Economic fuel expense*	$78.0	$1.92	$59.4	$1.54

Less: mark-to-market gains and losses related to hedges that settle in future periods and the reclassification of previously recorded mark-to-market gains on settled hedges	8.5	0.21	(15.6)	(0.41)

GAAP fuel expense*	$86.5	$2.13	$43.8	$1.13

Fuel gallons (000,000)	40.6		38.6

*	Beginning in the first quarter of 2006, the Company records all fuel hedging activity, including mark-to-market gains and losses, in aircraft fuel expense. Prior year amounts have been reclassified for consistency.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

Our consolidated net loss for the third quarter of 2006 was $17.4 million, or $0.44 per diluted share, versus net income of $90.2 million, or $2.71 per diluted share, in the third quarter of 2005.

The 2006 results include certain significant items that impact the comparability to 2005. These items are discussed in the “Third Quarter Highlights” section beginning on page 23. Our 2005 results also include certain items that impact comparability, including $1.4 million ($0.9 million after tax) of favorable restructuring adjustments, $22.8 million ($14.2 million after tax) of mark-to-market fuel hedging gains, and a navigation fee refund of $5.7 million ($3.6 million after tax). Excluding these items, our consolidated net income would have been $77.9 million for the third quarter of 2006 compared to $71.5 million in the third quarter of 2005. Financial and statistical data comparisons for Alaska and Horizon are shown on pages 26 and 27, respectively. On pages 28 and 29, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenues increased $70.6 million, or 10.2%, during the third quarter of 2006 as compared to the same period in 2005 due to a 4.4% increase in operating revenue per available seat mile (RASM) and a 5.6% increase in capacity. The increase in RASM resulted from an increase in load factors and a 5.6% increase in ticket yields resulting largely from higher ticket prices, offset by a 10.5% decline in other-net revenue as explained below. The increase in capacity is primarily the result of having a fleet of 112 operating aircraft at September 30, 2006, compared to 110 at September 30, 2005, a longer average stage length this quarter compared to last year, the schedule reduction in the summer of 2005, and a larger average seat capacity on our aircraft.

Load factor increased slightly by 0.2 percentage points to 79.2% for the third quarter of 2006 due to a 6.0% increase in passenger traffic outpacing the 5.6% increase in capacity. Even though load factor was nearly flat for the quarter, we did experience a decline in load factor from prior year in the month of August. We believe this decline is due, in part, to the foiled terror plot in the United Kingdom and the resulting new security measures. Alaska has seen a softening revenue environment in the last few months and we expect a continuing trend of slower year-over-year growth into the fourth quarter when compared to the first half of 2006. This was evidenced by the trend in yields throughout the quarter. Our yields were up 7.7% in July, 6.8% in August and 1.4% in September.

Freight and mail revenues increased $0.5 million, or 2.0%, primarily due to higher mail and freight yields and fuel surcharges that we added to our freight services beginning in the third quarter of 2005, offset by lower volumes.

Other-net revenues decreased $4.2 million, or 10.5%, due to a decrease in Mileage Plan revenues, resulting from a higher deferral rate on cash received from miles sold, offset by higher cash receipts compared to the prior year period. As yields have increased in 2006, our rate at which we defer the revenue related to sold miles has increased, resulting in a smaller percentage of those cash receipts recorded as revenue during the period.

Alaska Airlines Expenses

Total operating expenses increased $235.0 million, or 42.4%, as compared to the same period in 2005. The increase in operating expenses is largely due to fleet transition costs, a significant increase in aircraft fuel (including hedging gains and losses), and increases in wages and benefits, contracted services, depreciation and amortization, and restructuring charges, offset by a decline in aircraft maintenance, and aircraft rent. Operating expenses per ASM increased 34.8% from 9.52 cents in the third quarter of 2005 to 12.83 cents in the third quarter of 2006. Operating expense per ASM excluding fuel, fleet transition costs, restructuring charges and the navigation fee refund in 2005 decreased by 2.7% to 7.33 cents per ASM compared to 7.53 cents per ASM in 2005. Our estimates of costs per ASM excluding fuel and items noted above for the fourth-quarter and full-year targets for 2006 are 7.9 cents and between 7.75 cents and 8.0 cents, respectively.

Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased by $18.6 million, or 10.8%, during the third quarter of 2006 compared to the same period in 2005 primarily due to the following:

•	a $1.9 million signing bonus resulting from the new four-year contract with our clerical, office and passenger service employees and our ramp service and stores agents that was ratified during the third quarter of 2006;

•	market-based pay adjustments for our non-union personnel in the spring of 2006 and an increase in stock-based compensation expense following the adoption of SFAS 123R;

•	an increase in mechanics and flight attendant wages resulting from the contracts ratified in the fourth quarter of 2005 and the second quarter of 2006, respectively;

•	increased postretirement medical and pension costs from the prior year, including a $3.2 million third quarter adjustment resulting from certain assumption changes; and

•	a 5.6% increase in the average number of full-time equivalent employees from 8,961 in 2005 to 9,467 in 2006.

•	Contracted services increased $4.7 million, or 17.0%, due largely to the receipt of a $4.7 million navigation fee refund in 2005, which reduced our 2005 expenses. No similar amount was received in the third quarter of 2006.

•

Aircraft fuel increased $129.7 million, or 106.5%, due primarily to losses on the value of our fuel hedge portfolio and, to a lesser extent, the significant rise in fuel prices compared to the same period in 2005. As mentioned earlier, we began recording all fuel hedging gains and losses in aircraft fuel during the first quarter of 2006 and have reclassified prior periods to conform to the current-period format. For the third quarter of 2006, aircraft fuel includes $56.2 million of mark-to-market losses related to hedges that settle in future periods, including the reclassification of previously recorded mark-to-market gains on settled hedges, compared to $19.9 million of gains during the same period of 2005. Additionally, aircraft fuel expense includes $23.6 million and $37.8 million of gains from settled hedges during the third quarter of 2006 and 2005, respectively. After excluding mark-to-market gains and losses recorded during the quarters, our “economic,” or net, fuel expense increased $53.6 million, or 37.8%, over the same period in 2005, on a 3.9% increase in fuel consumption. Our economic fuel cost per gallon increased 33.5% over the third quarter of 2005 from $1.56 to $2.08. Even though fuel prices have declined recently, we expect a year-over-year increase in fuel cost in the fourth quarter of 2006.

See page 28 for a table summarizing fuel cost per gallon realized by Alaska (the economic cost per gallon) and the cost per gallon on a GAAP basis (including all hedging gains and losses).

•	Aircraft maintenance decreased by $10.8 million, or 25.0%, compared to the prior-year quarter primarily due to lower maintenance costs on our B737-200 and MD-80 fleets as we are transitioning out of those aircraft, fewer unexpected engine maintenance events, a change in the mix of airframe events, and lower airframe costs per event due to renegotiated contracts with our outside vendors. Our current expectation is that aircraft maintenance costs will be down approximately $20 million for the full year 2006 compared to 2005.

•	Aircraft rent decreased by $3.1 million, or 10.5%, compared to the same period in 2005 primarily due to the buyout of five of our MD-80 leases during this year’s third quarter and the discontinuation of lease payments associated with those leases. See Note 2 to the condensed consolidated financial statements for further discussion.

•	Depreciation and amortization increased $3.3 million, or 10.3%, compared to the same period in 2005. This increase is primarily due to six new B737-800 aircraft delivered in the first nine months of 2006, the purchase of five MD-80 aircraft from lessors during the third quarter, and the acceleration of depreciation on our owned MD-80 fleet as we reduced the estimated economic lives to reflect the estimated date at which those aircraft would be sold. Despite the impairment charge recorded in the first quarter of 2006, depreciation on the MD-80 fleet was $7.3 million in the third quarter of 2006 compared to $5.5 million in the same period of 2005 as a result of the accelerated depreciation.

Horizon Air Revenues

For the third quarter of 2006, operating revenues increased $22.6 million, or 14.7%, compared to 2005. This increase reflects a 9.9% increase in RASM and a 4.4% increase in capacity.

The capacity increase is due to the addition of one CRJ700 in January 2006 and two Q400s that began operating in June and August 2006, offset by slightly less flying for Frontier. Revenue and capacity from the Frontier contract flying represented approximately 8% of passenger revenues and 21% of capacity during the third quarter of 2006. As noted above, we announced that we would end the contract flying with Frontier and transition the dedicated CRJ700 aircraft back into Horizon’s fleet beginning in the first quarter of 2007.

The overall RASM increase from the prior-year period comes from an 8.9% RASM increase in native network flying and a 5.1% increase in RASM from the Frontier contract flying. Passenger load factor increased 0.9 percentage points to 75.9% due to a 5.7% increase in traffic outpacing the 4.4% increase in capacity. Passenger yield increased 8.8% to 24.09 cents resulting largely from industry-wide fare increases.

Horizon Air Expenses

Operating expenses increased $35.2 million, or 26.0%, as compared to the same period in 2005. Operating expenses per ASM increased 20.7% from 14.86 cents in the third quarter of 2005 to 17.94 cents in the third quarter of 2006. Operating expenses per ASM excluding fuel increased 8.4% to 13.81 cents as compared to the same period in 2005. Our estimates of cost per ASM excluding fuel for the fourth quarter and full year 2006 are 14.7 cents and 14.2 cents, respectively.

Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $2.6 million, or 5.8%, primarily due to a 5.6% increase in the average number of full-time equivalent employees.

•	Aircraft fuel increased $19.9 million, or 102.6%, due primarily to losses on the value of our fuel hedge portfolio and, to a lesser extent, the continued rise in fuel prices compared to the same period in 2005, coupled with a 5.8% increase in fuel consumption. For the third quarter of 2006, aircraft fuel includes $9.2 million of mark-to-market losses related to hedges that settle in future periods, including the reclassification of previously recorded mark-to-market gains on settled hedges, compared to $2.9 million of mark-to-market gains during the same period of 2005. Additionally, aircraft fuel includes $3.8 million and $5.7 million of gains from settled hedges during the third quarter of 2006 and 2005, respectively. After excluding mark-to-market gains and losses recorded during the quarters, our “economic,” or net, fuel expense increased $7.8 million, or 35.0%, over the same period in 2005. Our economic fuel cost per gallon increased 28.3% over the third quarter of 2005, from $1.62 to $2.08.

See page 29 for a table summarizing fuel cost per gallon realized by Horizon (the economic cost per gallon) and the cost per gallon on a GAAP basis (including all hedging gains and losses).

•	Aircraft maintenance expense increased $5.3 million, or 44.5%, primarily due to a higher number of routine maintenance activities and engine overhauls for the Q200 and Q400 fleets with fewer aircraft covered under warranty. Our current expectation is that aircraft maintenance costs will be approximately $27 million to $31 million higher for the full year 2006 compared to 2005 as a result of the increase in scheduled maintenance activities.

•	Other operating expense increased $3.5 million, or 34.7%, primarily due to a sales and use tax assessment in Denver related to our contract flying with Frontier that we are contesting. Other factors contributing to the year-over-year increase are higher crew expenses and passenger remuneration costs.

Consolidated Nonoperating Income (Expense)

Net nonoperating income (expense) was $1.1 million in the third quarter of 2006 compared to $(6.3) million during the same period of 2005. Interest income increased $5.6 million compared to the third quarter of 2005, primarily due to the higher average cash and marketable securities balance and higher average portfolio returns. Interest expense increased $4.3 million due to interest rate increases on our variable-rate debt, new debt arrangements in the first nine months of 2006, the increased balance on our pre-delivery payment facility, and the changes to some of our variable-rate debt arrangements to slightly higher fixed rates. The increase was offset by the conversion of our $150 million senior convertible notes to equity in the April 2006, which eliminated further interest expense on those notes. Capitalized interest increased $4.3 million from $2.8 million in the third quarter of 2005 to $7.1 million in the third quarter of 2006. This increase is due to the significant increase in deposits for future flight equipment resulting from our recent aircraft purchase agreements for B737-800 and Bombardier Q400 aircraft.

Consolidated Income Tax Expense (Benefit)

See discussion below under “Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005.”

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

Our consolidated net loss for the nine months ended September 30, 2006 was $41.0 million, or $1.10 per diluted share, versus net income of $27.1 million, or $0.93 per diluted share, during the same period of 2005.

Both the 2006 and 2005 results include certain significant items that impact the comparability of the nine-month periods:

•	Our 2006 consolidated net income includes charges of $189.5 million ($118.5 million after tax) associated with our fleet transition plan (See Note 2 to the condensed consolidated financial statements);

•	We recorded restructuring charges of $32.4 million ($20.3 million after tax) in 2006 associated with the severance packages offered to eligible employees affected by new contracts this year compared to $20.7 million ($12.9 million, net of tax) in the first nine months of 2005 related to severance costs resulting from the subcontracting of the ramp services operation in Seattle and costs associated with the termination of the lease at our Oakland heavy maintenance base;

•	Results include $69.2 million ($43.3 million after tax) of mark-to-market fuel hedging losses, including the reclassification of previously recorded mark-to-market gains on settled hedges, in the first nine months of 2006 compared to $115.8 million ($72.4 million after tax) of mark-to-market fuel hedging gains in the same period of 2005;

•	Our 2005 consolidated net income includes a $144.7 million pre-tax ($90.4 million after tax) charge resulting from the change in the method of accounting for major airframe and engine overhauls as discussed in Note 5 to the consolidated financial statements;

•	Our 2005 results also include a $5.7 million ($3.6 million after tax) refund, including $1.0 million of related interest income, for navigation fees paid in Mexico.

Excluding these items, our consolidated net income would have been $141.1 million for the first nine months of 2006 compared to $54.4 million during the same period of 2005.

Financial and statistical data comparisons for Alaska and Horizon are shown on pages 26 and 27, respectively. On pages 28 and 29, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures. A discussion of the nine-month data follows.

Alaska Airlines Revenues

Operating revenues increased $231.4 million, or 12.7%, during the first nine months of 2006 as compared to the same period in 2005 due primarily to a 7.6% increase in operating revenue per available seat mile (RASM) and a 4.7% increase in capacity. The increase in RASM resulted from a slight increase in load factors and a 7.2% increase in ticket yields resulting largely from higher ticket prices, coupled with increases in freight and mail revenue and other-net revenue as explained below. The increase in capacity is primarily the result of having a fleet of 112 operating aircraft at September 30, 2006 compared to 110 at September 30, 2005 and a longer average stage length this quarter compared to last year.

Load factor increased 0.9 percentage points to 77.5% during the first nine months of 2006 due primarily to a 6.0% increase in passenger traffic outpacing the 4.7% increase in capacity.

Freight and mail revenues increased $3.4 million, or 5.0%, compared to the same period in 2005 primarily due to higher mail and freight yields and fuel surcharges that we added to our freight services beginning in the third quarter of 2005, offset by lower volumes.

Other-net revenues increased slightly by $2.1 million, or 2.0%, due to an increase in Mileage Plan revenues, resulting from higher award redemption on our partner airlines and an increase in cash receipts from miles sold, of which a portion is recognized immediately. The increase was offset by an increase in the deferral rate on cash received from miles sold. As yields have increased in 2006, our rate at which we defer the revenue related to sold miles has increased, resulting in a smaller percentage of those cash receipts recorded as revenue during the period.

Alaska Airlines Expenses

Total operating expenses increased $497.5 million, or 30.2%, as compared to the same period in 2005. This increase is largely due to fleet transition costs during the first nine months of 2006, a significant increase in aircraft fuel (including hedging gains and losses), and increases in wages and benefits, variable incentive pay, contracted services, selling expenses, depreciation and amortization, and restructuring charges, offset by a decline in aircraft maintenance. Operating expenses per ASM increased 24.4% to 12.23 cents in the first nine months of 2006 from 9.83 cents during the same period in 2005. Operating expense per ASM excluding fuel, fleet transition costs, restructuring charges and a navigation fee refund in 2005 decreased 3.9% as compared to the same period in 2005.

Explanations of significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $4.2 million, or 0.8%, during the first nine months of 2006 compared to the same period in 2005 primarily due to the following:

•	a $2.7 million signing bonus resulting from the new four-year contract with our flight attendants that was ratified during the second quarter of 2006;

•	a $1.9 million signing bonus resulting from the new four-year contract with our clerical, office and passenger service employees and our ramp service and stores agents that was ratified during the third quarter of 2006;

•	market-based pay adjustments for our non-union personnel in the spring of 2006 and an increase in stock-based compensation expense following the adoption of SFAS 123R;

•	an increase in mechanics wages resulting from the contract ratified in the fourth quarter of 2005; and

•	increased postretirement medical and pension costs from the prior year primarily driven by a $3.9 million increase in our retiree medical accrual during the second quarter and a $3.2 million third quarter adjustment to pension costs resulting from certain assumption changes.

The increase over prior year was partially offset by the following:

•	the reduction in pilot wages resulting from the pilot contract that took effect in May 2005; and

•	the subcontracting of our ramp services operation in Seattle in the second quarter of 2005.

•	Variable incentive pay increased $9.8 million, or 130.7%, over the same period in 2005, primarily due to an increase in forecasted 2006 profit. Air Group maintains several incentive plans that collectively cover all of our employees. These plans include both operational and financial performance metrics that, to a large extent, are based on certain annual profitability targets. If our actual 2006 results differ materially from our forecast, our expense in the fourth quarter of 2006 could be significantly different than the charge in the first three quarters of the year.

•	Contracted services increased $11.4 million, or 13.1%, primarily due to the subcontracting of the Company’s Seattle ramp operations in May 2005 combined with the $4.7 million navigation fee refund received in 2005, which reduced our 2005 expenses.

•	Aircraft fuel increased $283.6 million, or 100.0%, primarily due to losses on the value of our fuel hedge portfolio and, to a lesser extent, the significant rise in fuel prices compared to the same period in 2005. For the first nine months of 2006, aircraft fuel includes $60.7 million of mark-to-market losses related to hedges that settle in future periods, including the reclassification of previously recorded mark-to-market gains on settled hedges, compared to $100.2 million of gains during the same period of 2005. Additionally, aircraft fuel expense includes $79.0 million and $81.4 million of gains from settled hedges during the first nine months of 2006 and 2005, respectively. After excluding mark-to-market gains and losses recorded during the period, our “economic,” or net, fuel expense increased $122.7 million, or 32.0%, over the same period in 2005 on a 2.5% increase in fuel consumption. Our economic fuel cost per gallon increased 29.7% over the first nine months of 2005 from $1.46 to $1.90.

See page 28 for a table summarizing fuel cost per gallon realized by Alaska (the economic cost per gallon) and the cost per gallon on a GAAP basis (including all hedging gains and losses).

•	Aircraft maintenance decreased by $24.9 million, or 17.4%, mostly due to fewer unexpected engine maintenance events, a change in the mix of airframe events, lower per-event costs due to renegotiated contracts with our outside vendors, and savings from process improvement initiatives.

•	Selling expenses increased $7.8 million, or 7.6%, primarily due to an increase in revenue-related expenses such as credit card and codeshare commissions resulting from the rise in revenues over the prior period and an increase in incentive payments to Horizon for certain flying.

•	Depreciation and amortization increased $6.7 million, or 7.2%, compared to the same period in 2005. This increase is primarily due to the delivery of two new B737-800 aircraft in 2005 and six new B737-800 aircraft in the first nine months of 2006, the purchase of five MD-80 aircraft from lessors during the third quarter, and the acceleration of depreciation on our owned MD-80 fleet as we reduced the estimated economic lives to reflect the estimated date at which those aircraft would be sold, offset by the lower depreciable base on the MD-80 fleet following the impairment charge taken in the first quarter.

Horizon Air Revenues

For the first nine months of 2006, operating revenues increased $69.7 million, or 16.8% compared to 2005. This increase reflects an 8.8% increase in RASM and a 7.4% increase in capacity.

The capacity increase is primarily due to the addition of one CRJ700 in January 2006, two Q400s that began operating in June and August 2006, increased capacity of the Q400 from 70 to 74 seats in the third quarter of 2005, and increased flying for Frontier. Revenue and capacity from the Frontier contract flying represented approximately 8% of passenger revenues and 23% of capacity during the first nine months of 2006, similar to the prior year. As mentioned above, Horizon will begin transitioning out of the Frontier contract flying in the first quarter of 2007.

The overall RASM increase from the prior-year period comes from a 10.3% RASM increase in our native network flying, offset by a 3.2% decline in RASM from the Frontier contract flying. The Frontier decline is a function of a 9.4% increase in capacity coupled with a fee arrangement based on certain metrics that do not correspond to capacity. As such, the per-unit revenues become diluted as more capacity is added. Passenger load factor increased 2.0 percentage points to 74.5% due to continued increase in demand. Passenger yield increased 6.9% to 23.53 cents, largely benefiting from industry-wide fare increases.

Horizon Air Expenses

Operating expenses for the first nine months of 2006 increased $89.3 million, or 23.5%, compared to the same period in 2005. Operating expenses per ASM increased 15.1% as compared to 2005. Operating expenses per ASM excluding fuel increased 6.1% as compared to the same period in 2005.

Explanations of other significant period-over-period changes in the components of operating expenses are as follows:

•	Wages and benefits increased $11.7 million, or 9.1%, reflecting a 4.8% increase in the average number of full-time equivalent employees and an increase in wages per employee.

•	Variable incentive pay increased $3.8 million, or 126.7%, over the same period in 2005, due to the same reasons noted above in the Alaska discussion.

•	Aircraft fuel increased $42.7 million, or 97.5%, primarily due to losses on the value of our fuel hedge portfolio and, to a lesser extent, the significant rise in fuel prices compared to the same period in 2005. For the first nine months of 2006, aircraft fuel includes $8.5 million of mark-to-market losses related to hedges that settle in future periods, net of the reclassification of previously recorded mark-to-market gains on settled hedges, compared to $15.6 million of mark-to-market gains during the same period of 2005. Additionally, aircraft fuel includes $12.8 million and $12.2 million of gains from settled hedges during the first nine months of 2006 and 2005, respectively. After excluding mark-to-market gains and losses recorded during the quarter, our “economic,” or net, fuel expense increased $18.6 million, or 31.3%, over the same period in 2005, due to the continued rise in fuel prices. Our economic fuel cost per gallon increased 24.8% over 2005, from $1.54 to $1.92.

See page 29 for a table summarizing fuel cost per gallon realized by Horizon (the economic cost per gallon) and the cost per gallon on a GAAP basis (including all hedging gains and losses).

•	Aircraft maintenance expense increased $18.9 million, or 60.8%, primarily due to a higher number of routine maintenance activities and engine overhauls for the Q200 and Q400 fleets with fewer aircraft covered under warranty.

•	Selling expenses increased by $3.1 million, or 14.0%, mostly due to increases in commission expense resulting from the revenue improvement.

•	Other operating expenses increased by $6.0 million, or 19.4%, due largely to a sales and use tax assessment in Denver related to our contract flying with Frontier that we are contesting. Although to a lesser extent, other factors contributing to the year-over-year increase are higher crew expenses and passenger remuneration costs.

Consolidated Nonoperating Income (Expense)

Net nonoperating income (expense) was $(2.1) million in the first nine months of 2006 compared to $(23.5) million during the same period of 2005. Interest income increased $17.8 million compared to 2005, primarily due to higher average portfolio returns and a higher average cash and marketable securities balance. Interest expense increased $12.1 million primarily due to interest rate increases on our variable-rate debt, new debt arrangements in 2006, the increased balance on our pre-delivery payment facility, and the changes to some of our variable-rate debt arrangements to slightly higher fixed rates. This increase was offset by the conversion of our $150 million senior convertible notes to equity in April 2006, which eliminated further interest expense on those notes. Capitalized interest increased $12.7 million from $4.9 million in 2005 to $17.6 million during 2006. This is due to the significant increase in deposits for future flight equipment in connection with our recent aircraft purchase agreements for B737-800 and Bombardier Q400 aircraft.

Consolidated Income Tax Expense (Benefit)

Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. For the first nine months of 2006, we used the estimate of the effective tax rate for the full year, as we believe it to be a better estimate than the actual year-to-date effective tax rate. Our effective income tax benefit rate on the pre-tax loss for the nine months ended September 30, 2006 was 42.4%. The nine months ended September 30, 2006 also includes $5.5 million of tax benefits associated with the reduction of certain tax contingency accruals for periods for which the statute of limitations expired in 2006. Excluding this benefit, our effective tax rate for the nine months ended September 30, 2006 would have been 34.7%, which is the estimated effective tax rate for the full year 2006. In arriving at this rate, we considered a variety of factors, including year-to-date pre-tax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pre-tax income or loss and the magnitude of any nondeductible expenses in relation to that pre-tax amount.

Critical Accounting Estimates

For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

	September 30, 2006	December 31, 2005	Change
	(In millions, except per-share and debt- to-capital amounts)
Cash and marketable securities	$1,107.7	$982.6	$125.1
Working capital	316.8	374.7	(57.9)
Long-term debt, net of current portion	945.5	969.1	(23.6)
Shareholders’ equity	965.0	827.6	137.4
Book value per common share	$24.11	$24.74	$(0.63)
Long-term debt-to-capital	50%:50%	54%:46%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	69%:31%	73%:27%	NA

Our debt-to-capital ratio decreased from December 31, 2005 primarily due to the conversion to equity of our senior convertible notes in April 2006, partially offset by a $41.0 million net loss for the nine months, and by an increase in our outstanding debt in connection with new aircraft-secured debt arrangements in the first nine months of 2006.

During the nine months ended September 30, 2006, our cash and marketable securities increased $125.1 million to just over $1.1 billion. The following discussion summarizes the primary drivers of the increase.

Cash Provided by (Used in) Operating Activities

During the first nine months of 2006, net cash provided by operating activities was $388.9 million, compared to $179.0 million during the same period of 2005. The improvement was driven by significantly higher operating revenues and a decline in cash payments made for severance compared to the prior year, offset by continued increases in fuel costs and $71.9 million in cash contributions to our defined benefit pension plan during the first nine months of 2006 compared to $69.3 million during the same period of 2005.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $539.0 million during the first nine months of 2006, compared to $180.0 million during the same period of 2005. During the first nine months of 2006, we had net purchases of marketable securities of $42.4 million and used $515.9 million for property and equipment additions, net of proceeds from asset dispositions. During the nine months ended September 30, 2006, our aircraft-related capital expenditures, net of aircraft deposits returned and proceeds from asset dispositions, increased $211.5 million as compared to the same period of 2005, primarily as a result of the increase in pre-delivery payments made for future aircraft deliveries and the purchase of six B737-800s, five MD-80s out of leases, two Q400s and one CRJ700 in the first nine months of 2006, compared to three B737-800s in 2005. We expect capital expenditures to be approximately $630 million for the full year 2006 and $680 million in 2007.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $228.8 million during the first nine months of 2006 compared to net cash used of $0.3 million during the same period of 2005. We obtained debt financing for five new B737-800 aircraft and one CRJ700 purchased in the first nine months of 2006. Additionally, there was a net increase of $68.5 million in our pre-delivery payment facility. Finally, we had $21.9 million in proceeds from the issuance of common stock through stock option exercises and our employee stock purchase plan, compared to $13.9 million during the same period of 2005. Offsetting these increases were normal long-term debt payments of $41.1 million during 2006.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand at September 30, 2006, along with additional debt financing and proceeds from our pre-delivery payment facility.

Noncash Investing and Financing Activities

In the second quarter of 2006, we called for redemption all of our $150 million senior convertible notes, and all of the notes were converted by the holders into shares of the Company’s common stock. Additionally, we assumed debt totaling $11.6 million in connection with the purchase of one of the MD-80 aircraft purchased from lessors during the third quarter.

Bank Line of Credit Facility

Alaska’s $160 million variable-rate credit facility restricts Alaska from distributing any funds to Air Group in the form of dividends and limits the amount of funds Alaska can loan to Air Group. As of September 30, 2006, there are no outstanding borrowings on this credit facility and we have no immediate plans to draw on the facility.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

At September 30, 2006, we had firm orders for 54 aircraft requiring aggregate payments of approximately $1.2 billion, as set forth below. In addition, Alaska has options to acquire 28 additional B737-800s and purchase rights for 27 more. Alaska also has entered into operating lease agreements for two B737-800 aircraft to be delivered in late 2006. Horizon has options to acquire 19 Q400s and 15 CRJ700s. Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft through operating lease arrangements, long-term debt or internally generated cash.

During the first nine months of 2006, Alaska took delivery of six B737-800 aircraft, all of which were paid for with cash upon delivery and then five were financed with fixed-rate debt arrangements. The sixth B737-800 was financed in October. Horizon took delivery of two used

Q400 aircraft, both of which were acquired using cash on hand, and one CRJ700, which was financed with a variable-rate debt arrangement. Subsequent to the end of the quarter, Alaska took delivery of an additional B737-800 that was financed with variable-rate debt. During the third quarter, Alaska executed an agreement to sell six B737-200 aircraft. Title to each aircraft will be transferred as each of the aircraft leaves our fleet over the next several months, with the last aircraft expected to leave our fleet in April 2007. The first one was sold during the quarter and another was sold in October.

The following table summarizes aircraft purchase commitments as of September 30, 2006 and payments by year:

	Delivery Period - Firm Orders
	October 1 – December 31		Beyond
Aircraft	2006		2007	2008	2009	2010	2010	Total
Boeing 737-800	6	*	14	8	4	6	3	41
Bombardier Q400	2		11	—	—	—	—	13

Total	8		25	8	4	6	3	54

Payments (Millions)	$136.1		$495.2	$227.6	$159.9	$146.0	$44.9	$1,209.7

*	Excludes operating lease agreements for two aircraft to be delivered in late 2006.

As noted, Alaska announced a plan to transition to a single Boeing 737 fleet type by the end of 2008, which includes the accelerated retirement of our MD-80 fleet. As a result, we expect to exercise additional options and purchase rights on our Boeing 737-800 order in the future in addition to the firm deliveries that are identified in the contractual table above.

Giving consideration to this fleet transition plan, the following table displays the currently anticipated fleet count for Alaska as of December 31, 2006, 2007 and 2008:

	2006	2007	2008
737-200	2	0	0
MD80	22	15	0
737-400	37	35	35
737-400F	1	1	1
737-400C	2	4	4
737-700	22	20	20
737-800*	15	29	42
737-900	12	12	12

Totals	113	116	114

*	Includes options for three aircraft in 2008, which have not yet been exercised. The total also assumes we will identify one airplane for delivery in 2008 for which we have not yet secured a delivery position.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of September 30, 2006. This table excludes contributions to our various pension plans, which we expect to be approximately $55 million to $80 million per year through 2010.

	October 1 – December 31	Beyond
(in millions)	2006	2007	2008	2009	2010	2010	Total
Current and long-term debt
Obligations	21.0	73.3	76.9	80.9	86.7	668.0	$1,006.8
Current and long-term portions of the pre-delivery payment facility	50.2	92.1	—	—	—	—	142.3
Operating lease commitments (1)	42.8	265.0	253.3	233.7	223.2	849.7	1,867.7
Aircraft purchase commitments	136.1	495.2	227.6	159.9	146.0	44.9	1,209.7
Interest obligations (2)	20.5	67.5	62.4	55.4	49.7	157.5	413.0
Other purchase obligations (3)	5.6	29.4	29.7	30.0	30.3	124.2	249.2

Total	$276.2	$1,022.5	$649.9	$559.9	$535.9	$1,844.3	$4,888.7

(1)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space leases, and other equipment operating leases. Specifically, the line item includes two aircraft lease agreements for B737-800 aircraft that will be delivered in late 2006. Also includes contractual lease obligations for six leased MD-80 aircraft, four of which we intend to retire earlier than expected.

(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of September 30, 2006.

(3)	Includes obligations under our long-term power-by-the-hour maintenance agreement.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined in that statement. The purpose of FIN 48 is to clarify certain aspects of the recognition and measurement related to accounting for income tax uncertainties. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe this interpretation will have a material impact on our results from operations or financial position.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to our financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We are evaluating the impact of this interpretation and expect to have an adjustment to shareholders’ equity, although the adjustment is not expected to be material.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. We expect the impact on shareholders’ equity from the adoption of SFAS 158 and certain assumption changes to be in the range of $75 million to $100 million. We believe the adoption of this statement will not have a material impact on our results from operations or cash flows.

Effect of Inflation - Inflation and price changes other than for aircraft fuel and passenger fares do not have a significant effect on our operating revenues, operating expenses and operating income.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005 except as follows:

Market Risk – Aircraft Fuel

We almost exclusively utilize crude oil call options as hedges to decrease our exposure to the volatility of jet fuel prices. Call options effectively cap our pricing on the crude oil component of fuel prices allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts. We also use collar structures in limited instances for fuel hedging purposes. We believe there is risk in not hedging against the possibility of fuel price increases. See Note 4 in the condensed consolidated financial statements for a summary of our hedge positions. We estimate that a 10% increase or decrease in crude oil prices as of September 30, 2006 would increase or decrease the fair value of our hedge portfolio by approximately $21.4 million and $20.0 million, respectively.

Additionally, we have entered into fuel purchase contracts that fix the refining margin we pay for approximately 45% and 36% of Alaska’s fuel consumption in the fourth quarter of 2006 and first quarter of 2007, respectively.

Please refer to pages 26 and 27, as well as to Note 4 in the condensed consolidated financial statements, for company-specific data on the results of our fuel-hedging program.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our current and periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the third quarter of 2006, the separate accounting and payroll departments of Alaska and Horizon were combined into one Air Group accounting and payroll function in an attempt to improve economies of scale and standardize processes across the two companies. Additionally, during the third quarter, Horizon implemented a new maintenance and inventory system. There were no changes in the Company’s internal control over financial reporting, including the changes described above, identified in management’s evaluation during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2006, the federal district court in Seattle granted voluntary dismissal of Alaska’s lawsuit against the International Association of Machinists (IAM) seeking to compel arbitration of dispute regarding the permissibility of subcontracting of Alaska’s ramp service operation in Seattle. At the same time, the court also dismissed a counterclaim by the IAM alleging that Alaska violated the Railway Labor Act status quo and engaged in bad faith bargaining. The appeal period has expired and these matters are closed.

Additionally, the IAM filed a grievance against Alaska alleging that Alaska violated the collective bargaining agreement by, among other things, subcontracting the ramp service operation in Seattle when the parties could not reach agreement on an acceptable labor contract. This matter is scheduled for arbitration in December 2006 and into 2007. We cannot predict the outcome of this arbitration; however, we do not believe any unfavorable outcome would be material to our cash flows or results of operations.

We are a party to routine litigation incidental to our business and with respect to which no material liability is expected.

Management believes the ultimate disposition of these matters is not likely to materially affect our financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

ITEM 1A.	Risk Factors

We expect to implement a number of new an important operational and financial systems over the next 18 months. As such, we have modified one of the risk factors from our 2005 Form 10-K as follows.

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

Date: November 3, 2006

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Staff Vice President/Finance and Controller

By:	/s/ Bradley D. Tilden
Bradley D. Tilden
Executive Vice President/Finance and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description
10.1 (1)	Alaska Air Group, Inc. Performance Based Pay Plan, Amended and Restated September 14, 2006 (Exhibit 10.1 to Form 8-K filed September 18, 2006)

31.1 (2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (3)	As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2 (3)	As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Filed previously.

(2)	Filed herewith.

(3)	Exhibits 32.1 and 32.2 are being furnished pursuant to 18 U.S.C. Section 1350 and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section. Such exhibits shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.