Form 10-K
period 2006-12-31
ALASKA AIR GROUP INC
filed 2007-02-23
CIK 766421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☒      Accelerated filer   ☐      Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No   ☒

As of December 31, 2006, shares of common stock outstanding totaled 40,293,689. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2006, was approximately $1.57 billion (based on the closing price of $39.42 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Title of Document	Part Hereof Into Which Document is to be Incorporated
Definitive Proxy Statement Relating to 2007 Annual Meeting of Shareholders	Part III

ALASKA AIR GROUP, INC.

Annual Report on Form 10-K for the year ended December 31, 2006

As used in this Form 10-K, the terms “Air Group,” “our,” “we” and the “Company” refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	the competitive environment and other trends in our industry;

•	changes in our operating costs, including fuel, which can be volatile;

•	labor disputes and our ability to attract and retain qualified personnel;

•	the timing of the MD-80 fleet disposal and the amounts of potential lease termination payments with lessors and sublease payments from sublessees;

•	our significant indebtedness;

•	compliance with our financial covenants;

•	potential downgrades of our credit ratings and the availability of financing;

•	the implementation of our growth strategy;

•	our ability to meet our cost reduction goals;

•	operational disruptions;

•	general economic conditions, as well as economic conditions in the geographic regions we serve;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks; global instability and potential U.S. military actions or activities;

•	insurance costs;

•	changes in laws and regulations;

•	increases in government fees and taxes;

•	our inability to achieve or maintain profitability;

•	fluctuations in our quarterly results;

•	an aircraft accident or incident;

•	liability and other claims asserted against us;

•	our reliance on automated systems; and

•	our reliance on third-party vendors and partners.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors in this Form 10-K, see “Item 1A: Risk Factors”. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1.	BUSINESS

GENERAL INFORMATION

Alaska Air Group, Inc. is a Delaware holding company incorporated in 1985 with two principal subsidiaries: Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Both subsidiaries operate as airlines, although their business plans, competition, and economic risks differ substantially. Alaska is a major airline that operates an all-jet fleet with an average passenger trip length of 1,038 miles. Horizon is a regional airline, operates turboprop and jet aircraft, and its average passenger trip is 392 miles. Individual financial information for Alaska and Horizon is reported in Note 14 to the consolidated financial statements.

Air Group’s corporate offices are located at 19300 International Boulevard, Seattle, Washington, 98188. Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this annual report on Form 10-K.

Both of our airlines endeavor to distinguish themselves from competitors by providing a higher level of customer service and differentiating amenities. Our outstanding employees and excellent service in the form of advance seat assignments, expedited check-in, attention to customer needs, a generous frequent flyer program, well-maintained aircraft, a first-class section aboard Alaska aircraft, and other amenities are regularly recognized by independent studies, awards, and surveys of air travelers. For example, Horizon was recently named the “2007 Regional Airline of the Year” by Air Transport World, a leading industry publication.

Alaska

Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. We principally serve destinations in the state of Alaska and through our north/south service between cities in the western U.S., Canada and Mexico. Alaska also provides east/west service to eight cities, primarily from Seattle, where we have our largest concentration of departures; although we do have some transcontinental departures from Anchorage and Los Angeles and, beginning in September 2007, from Portland, OR. In 2006, we carried 17.2 million revenue passengers, and in each year since 1973, we have carried more passengers between Alaska and the U.S. mainland than any other airline. Based on passenger enplanements, Alaska’s leading airports are Seattle, Los Angeles, Anchorage and Portland. Based on 2006 revenues, the leading nonstop routes are Anchorage-Seattle, Los Angeles-Seattle, and San Diego-Seattle. At December 31, 2006, Alaska’s operating fleet consisted of 114 jet aircraft, slightly more than the 110 aircraft as of December 31, 2005.

Passenger traffic by market is presented below:

	2006	2005
West Coast markets	45%	47%
Within Alaska and between Alaska and the U.S. mainland	20%	20%
Mexico markets	11%	10%
Canada markets	4%	5%
Other markets, including transcontinental and mountain region	20%	18%

Total	100%	100%

Horizon

Horizon, a Washington corporation that first began service in 1981, was incorporated in 1982 and was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves 40 cities in seven states and six cities in Canada under the Horizon brand. In addition to operating under the Horizon brand, Horizon operates regional jet service branded as Frontier JetExpress in an agreement with Frontier Airlines. During 2006, Horizon operated nine 70-seat Bombardier CRJ-700 aircraft under the Frontier JetExpress brand, representing approximately 23% of total Horizon capacity and approximately 8% of total Horizon revenue in 2006. However, in the third quarter of 2006, Horizon announced that it would be terminating the agreement with Frontier and will take back the nine CRJ-700s beginning in January 2007 and will redeploy those aircraft into the Air Group route structure.

In 2006, Horizon carried 6.9 million revenue passengers. Approximately 91% of Horizon’s revenue passenger miles in 2006 were flown domestically, primarily in the states of Washington, Oregon and Idaho, compared to 95% in 2005. The Canada markets accounted for 9% of revenue passenger miles in 2006, compared to 5% in 2005. Based on passenger enplanements, Horizon’s leading airports are Seattle, Portland, Boise, and Spokane. Based on revenues in 2006, the leading nonstop routes are Portland-Seattle, Spokane-Seattle, and Ontario-Portland. At December 31, 2006, Horizon’s operating fleet consisted of 21 jets and 48 turboprop aircraft. Except for those flights operating as Frontier JetExpress, Horizon flights are listed under the Alaska Airlines designator code in airline reservation systems.

Alaska and Horizon integrate their flight schedules to provide convenient, competitive connections between most points served by their systems. In both 2006 and 2005, approximately 24% of Horizon’s passengers connected to flights operated by Alaska.

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

In 2006, the industry as a whole experienced its best financial year since 2000 and is currently expected by industry experts and analysts to post a net profit in 2007. In the past two years, load factors and unit revenues climbed higher in the wake of strong demand and a healthy economy. The strong demand and a reduction in total capacity in some regions have allowed domestic carriers to raise ticket prices. Airlines, including Alaska and Horizon, have raised ticket prices to help recapture the significant increase in the price of jet fuel, particularly since early 2005. The industry’s financial results have also benefited from massive reductions in non-fuel operating costs, either through bankruptcy proceedings or other cost-reduction efforts.

Delta Airlines and Northwest Airlines are currently operating under bankruptcy protection and are expected to emerge sometime in 2007, at which time their unit costs are likely to be among the lowest of the “legacy carriers.” Under bankruptcy reorganization, carriers gain a competitive advantage by significantly reducing their costs almost immediately. In addition, so called “Low-Cost Carriers” (LCCs) have grown significantly since 2001 and currently carry more than 30% of total U.S. domestic passenger traffic. However, the line between the LCCs and traditional or legacy carriers is becoming more blurred as legacy carriers make further reductions in unit costs and the LCCs face cost pressures. Because of their unit cost advantage, the LCCs and recently reorganized airlines have and continue to exert downward pressure on ticket prices compared to historical levels. Because of the relatively low barriers to entry and financial success of LCCs, we expect the expansion of low-cost and low-fare carriers to continue. We compete with many of these carriers now, and expect to compete with new entrants in the future.

Recently, there has been speculation concerning potential consolidation in the airline industry. In late 2006, US Airways Group announced a bid for Delta, United and Continental were rumored to be discussing a merger, and AirTran announced a takeover bid for Midwest Airlines. Although US Airways’ bid for Delta has been withdrawn, and Midwest rejected AirTran’s offer, talk of industry consolidation continues.

Most major U.S. carriers, including Alaska, continue to be focused on reducing operating costs. Labor costs generally make up 30% to 40% of an airline’s total operating costs. Most major airlines, including ours, have employee groups who are covered by collective bargaining agreements. Often, airlines with unionized work forces have higher labor costs than carriers without unionized work forces, and they may not have the ability to adjust labor costs downward quickly enough to respond to new competition. Although Alaska was able to reduce our wages and benefits costs in 2005 as a result of a number of factors, including a reduction in Alaska’s pilot wages that took effect in May 2005 and subcontracting Alaska’s Seattle ramp services, total wages and benefits increased in 2006. Horizon faces similar pressures on wages and benefits. We expect some continued upward pressure on wages and benefits in the future. We recognize the need to continue to improve employee productivity in order to mitigate this cost pressure and to reduce our wages and benefits on an available-seat-mile basis. We have initiatives underway to increase productivity and efficiency in our processes.

Historically, fuel costs have generally represented 10% to 15% of an airline’s operating costs. However, in recent years, fuel costs have risen sharply to represent 20% to 30% of total operating costs for airlines. Fuel prices can be volatile and are largely uncontrollable. Although crude oil prices did fall somewhat in the fourth quarter of 2006 and into early 2007, our average fuel cost per gallon before the benefit of our hedging activities increased 17%, 34%, and 40% in 2006, 2005, and 2004, respectively.

MARKETING AND COMPETITION

Alliances with Other Airlines

We have marketing alliances with other airlines that provide reciprocal frequent flyer mileage credit and redemption privileges and code sharing on certain flights as set forth below. Alliances enhance our revenues by offering our customers more travel destinations and better mileage credit/redemption opportunities, by giving us access to more connecting traffic from other airlines, and by providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and Horizon while earning mileage credit in our partners’ programs. Our marketing agreements have various termination dates, and at any time, one or more may be in the process of renegotiation. If a significant agreement were terminated, it could adversely impact revenues and increase the costs of our other marketing agreements. Northwest is currently in bankruptcy and, although not likely, could propose plans of reorganization that would seek to modify or terminate some or all of these agreements.

Most of our codeshare relationships are free-sell codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. The table below identifies our marketing alliances with other airlines as of December 31, 2006.

	Frequent Flyer Agreement	Codeshare— Alaska Flight # on Flights Operated by Other Airline	Codeshare— Other Airline Flight # On Flights Operated by Alaska/Horizon
Major U.S. or International Airlines
American Airlines/American Eagle	Yes	Yes	Yes
Air France	Yes	Yes	Yes
British Airways	Yes	No	No
Cathay Pacific Airways	Yes	No	No
Continental Airlines	Yes	Yes	Yes
Delta/Delta Connection**	Yes	Yes	Yes
Frontier Airlines***	No	No	Yes
Hawaiian Airlines	Yes	Yes	Yes
KLM	Yes	No	Yes
Lan Chile	Yes	No	Yes
Northwest Airlines	Yes	Yes	Yes
Qantas	Yes	No	Yes

	Frequent Flyer Agreement		Codeshare— Alaska Flight # on Flights Operated by Other Airline	Codeshare— Other Airline Flight # On Flights Operated by Alaska/Horizon
Regional Airlines
Era Aviation	Yes	*	Yes	No
PenAir	Yes	*	Yes	No
Big Sky Airlines	Yes	*	Yes	No

*	This airline does not have its own frequent flyer program. However, Alaska’s Mileage Plan members can earn and redeem miles on this airline’s route system.
**	Alaska has codeshare agreements with the Delta Connection carriers Skywest and ASA as part of its agreement with Delta Air Lines.
***	Capacity purchase arrangement as described under “Business – General Information – Horizon.”

Competition

Competition in the airline industry is intense. We believe the principal competitive factors in the industry that are important to customers are:

•	safety record and reputation;

•	flight schedules;

•	fares;

•	customer service;

•	routes served;

•	frequent flyer programs;

•	on-time arrivals;

•	baggage handling;

•	on-board amenities;

•	type of aircraft; and

•	code-sharing relationships.

Any domestic air carrier that is issued a certificate of public convenience and necessity by the Department of Transportation (DOT) and an operating certificate from the Federal Aviation Administration (FAA) is allowed to operate scheduled passenger service in the United States. Together, Alaska and Horizon carry approximately 3.5% of all U.S. domestic passenger traffic. Alaska and Horizon compete with one or more domestic or foreign airlines on most of their routes, including Southwest Airlines, United Airlines, Northwest Airlines, Continental Airlines, American Airlines, Delta Airlines, US Airways, and regional affiliates associated with some of these carriers. Most of these airlines are larger and have significantly greater financial resources and name recognition or lower operating costs than our companies. In addition, competitors who successfully reorganize out of bankruptcy will likely have lower operating costs derived from renegotiated labor, supply and financing agreements. Some of these competitors have chosen to add service, reduce their fares, or both in our markets. Continuing growth of low-cost carriers, including Southwest Airlines, AirTran Airways, Frontier Airlines, jetBlue Airways, and the possible emergence of Virgin America in the United States, places significant competitive pressures on our airlines and other network carriers because the low-cost carriers have the ability to charge a lower fare for travel between similar cities and thus exert downward pressure on ticket prices. As such, we may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve. Due to its short-haul markets, Horizon also competes in many markets with ground transportation, including train, bus and automobile transportation.

Ticket Distribution

Airline tickets are distributed through three primary channels:

•

Airline websites such as alaskaair.com or horizonair.com. It is less expensive for us to sell through these direct channels and, as a result, we continue to take steps to drive more business to our websites. In addition, we believe this channel is preferable from a branding and customer-relationship standpoint in that we can establish ongoing communication with the customer and tailor offers accordingly. In 2006, we passed a significant milestone in reaching over $1 billion in annual sales through our website – something that we are extremely proud of and that is a sign of progress toward our goal of transitioning more of our customers to this direct sales channel.

•

Traditional and online travel agents. Consumer reliance on traditional travel agencies is shrinking, while usage of online travel agencies is increasing. Both traditional and online travel agencies typically use Global Distribution Systems (GDS), such as Sabre, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee, the “GDS fee,” that is charged to the airline. Many of our large corporate customers require that we use these agencies. Some of our competitors do not use this distribution channel, giving them lower ticket distribution costs.

•	Reservation call centers. These call centers are located in Phoenix, AZ; Kent, WA; and Boise, ID. We generally charge a $10 fee for booking reservations through these call centers.

Our sales by channel is presented below:

	2006	2005
Alaskaair.com/horizonair.com	39%	35%
Traditional and online travel agencies	47%	47%
Reservations call center	12%	14%
All other channels	2%	4%

Total	100%	100%

EMPLOYEES

The airline business is highly labor intensive. We had 14,485 (Alaska and Horizon had 10,454 and 4,031, respectively) active full-time and part-time employees at December 31, 2006, compared to 13,768 (9,866 at Alaska and 3,902 at Horizon) as of December 31, 2005. Wages, salaries and benefits (including variable incentive pay) represented approximately 28% and 33% of our total operating expenses in 2006 and 2005, respectively.

At December 31, 2006, labor unions represented 84% of Alaska’s and 49% of Horizon’s employees. Our relations with our labor organizations are governed by the Railway Labor Act (RLA). Under this act, the collective bargaining agreements between the respective airlines and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may declare that an impasse exists, at which point the National Mediation Board offers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling-off” period commences. During that period, a Presidential Emergency Board may be established, which examines the parties’ positions and recommends a solution. The Presidential Emergency Board process lasts for 30 days and is followed by another “cooling-off” period of 30 days. At the end of the applicable “cooling-off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help,” including the imposition of any or all of its proposed amendments on the collective bargaining agreements and/or the hiring of workers to replace strikers.

Alaska’s union contracts at December 31, 2006 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots	Pilots	1,475	Amendable 5/01/07
Association International (ALPA)			In Negotiations

Association of Flight Attendants (AFA)	Flight attendants	2,634	Amendable 4/27/10

International Association of Machinists and Aerospace Workers (IAM/RSSA)	Ramp service and stock clerks Clerical, office and passenger service	673 3,159	Amendable 7/17/10 Amendable 7/17/10

Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	689	Amendable 10/01/09

Mexico Workers Association of Air Transport	Mexico airport personnel	69	Amendable 9/29/07

Transport Workers Union of America (TWU)	Dispatchers	35	Amendable 7/01/10	*

*	Collective bargaining agreement contains interest arbitration provision.

Horizon’s union contracts at December 31, 2006 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	766	In Negotiations

AFA	Flight attendants	614	Amendable 11/21/07

AMFA	Mechanics and related classifications	477	Amendable 11/30/08

TWU	Dispatchers	21	Amendable 10/6/08

National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	84	Amendable 2/14/07

REGULATION

General

The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the Department of Transportation (DOT) and the Federal Aviation Administration (FAA) still exercise significant regulatory authority over air carriers. In order to provide passenger and cargo air transportation in the U.S., a domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. A certificate is of unlimited duration, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificate itself. In addition, the DOT maintains jurisdiction over the approval of international codeshare agreements, alliance agreements between domestic major airlines, international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability. International treaties may also contain restrictions or requirements for flying outside of the U.S.

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

The Aviation and Transportation Security Act (the Security Act) generally provides for enhanced aviation security measures. Pursuant to the Security Act, the Transportation Security Administration (TSA) is responsible for aviation security. The Security Act mandates that the TSA shall provide for the screening of passengers and property, including U.S. mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. The TSA performs most of these functions with its own federal employees. The TSA also provides for increased security on flight decks of aircraft and requires federal air marshals to be present on certain flights.

The Security Act imposes a $2.50 per enplanement security service fee (maximum $5.00 one-way fee), which is collected by the air carriers and submitted to the government to pay for these enhanced security measures. In addition, carriers are required to pay an additional amount to the TSA to cover the cost of providing security measures equal to the amount the air carriers paid for screening passengers and property in 2000. We paid $12.6 million to TSA for this security charge in 2006 ,2005 and 2004. In January 2006, the TSA notified air carriers of an increased assessment for the cost of security. The industry has opposed and disagrees with the higher assessment and is working with the TSA on a resolution. The additional assessment for us was not material.

Airline Fares

Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by vigorous price competition. The DOT maintains authority over international (generally outside of North America) fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries we serve. Although air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.

Environmental Matters

We are subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular effect on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund Act. We are also subject to the oversight of the Occupational Safety and Health Administration, known as OSHA, concerning employee safety and health matters. The U.S. Environmental Protection Agency, or EPA, OSHA, and other federal agencies have been authorized to promulgate regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. We maintain our own continuing safety, health and environmental programs in order to meet or exceed these requirements.

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

At December 31, 2006, all of our aircraft met the Stage 3 noise requirements under the Airport Noise and Capacity Act of 1990. However, special noise ordinances restrict the timing of flights operated by Alaska, Horizon and other airlines at Burbank, Long Beach, Orange County, San Diego, San Jose, and Sun Valley. In addition, due to capacity restrictions, Orange County, Reagan National, Long Beach, Chicago O’Hare, and Vancouver, B.C. airports restrict the type of aircraft, number of flights, or the time of day that airlines can operate.

Although we do not currently anticipate that these regulatory matters, individually or collectively, will have a material effect on our financial condition, results of operations or cash flows, new regulations or compliance issues that we do not currently anticipate could have the potential to harm our financial condition, results of operations or cash flows in future periods.

Customer Service

Along with other domestic airlines, we have implemented a customer service commitment plan to address a number of service goals, including, but not limited to, goals relating to lowest fare availability, delays, cancellations and diversions, baggage delivery and liability, guaranteed fares and ticket refunds.

FUEL

Our operations are significantly affected by the price and, potentially, the availability of jet fuel. Fuel costs, including hedging activity, were approximately 27% of our total operating expenses (excluding fleet transition costs, restructuring charges, and the 2005 navigation fee refund) in 2006, 20% in 2005, and 17% in 2004. We refer to the price at the airport or “into-plane” price as the “raw” fuel price. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Generally, West Coast jet fuel prices are somewhat higher and substantially more volatile than prices in the Gulf Coast or on the East Coast, putting both Alaska and Horizon at a competitive disadvantage. Both crude and refining costs are volatile and outside of our control, and can have a significant and immediate impact on our operating results. Currently, a one-cent change in the economic fuel price per gallon affects annual fuel costs by approximately $4.0 million. We believe that operating fuel-efficient aircraft helps to mitigate the effect of high fuel prices.

We almost exclusively use crude oil call options as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are intended to effectively cap our pricing on the crude oil component of fuel prices, limiting our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums we pay to enter into the contracts. We also use collar structures in limited instances for fuel hedging purposes. Additionally, we enter into fuel purchase contracts that fix the refining margin we pay on a certain percentage of our fuel consumption.

Due to the competitive nature of the airline industry, airlines often have been unable to immediately pass on increased fuel prices to customers by increasing fares. Conversely, any potential benefit of lower fuel prices could be offset by increased fare competition and lower revenues. Nevertheless, because of rising fuel prices over the last few years, our fuel-hedging program has benefited us with significant savings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a further discussion of our fuel hedging activities.

Although we do not currently anticipate a significant reduction in jet fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event of significant hostilities or other conflicts in oil-producing areas, there could be reductions in the production and/or importation of crude oil and resulting price increases, which could adversely affect our business. If there were major reductions in the availability of jet fuel, our business would be adversely affected.

MILEAGE PLAN PROGRAM

All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska’s Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines, and by using the services of non-airline partners, which include a credit card partner, a grocery store chain, a telephone company, hotels, car rental agencies, and other businesses. Alaska is paid by non-airline partners for the miles it credits to member accounts. With advance notice, Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits, and award levels or to terminate the program.

Mileage can be redeemed for free or discounted travel and for various other awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 75% of the free flight awards on Alaska and Horizon are subject to capacity-controlled seating. Mileage Plan accounts are generally deleted after three years of inactivity in a member’s account. As of December 31, 2006 and 2005, Alaska estimated that approximately 3.2 million and 3.0 million, respectively, round-trip flight awards were eligible for redemption by Mileage Plan members who have mileage credits exceeding the 20,000-mile free round-trip domestic ticket award threshold. Of those eligible awards, Alaska estimated that approximately 88% of those awards would ultimately be redeemed. For the years 2006, 2005, and 2004, approximately 850,000, 750,000, and 631,000 round-trip flight awards, respectively, were redeemed and flown on Alaska and Horizon. Those awards represent approximately 9.7%, 7.9%, and 7.3% for 2006, 2005, and 2004, respectively, of the total passenger miles flown on Alaska and Horizon. For the years 2006, 2005, and 2004, approximately 252,600, 239,900, and 212,000, respectively, round-trip flight awards were redeemed and flown on airline partners.

For miles earned through travel on Alaska or Horizon and their airline partners, the estimated incremental cost of providing free travel awards in the future is recognized as a selling expense and accrued as a liability as miles are accumulated. The incremental cost of providing award travel on Alaska or Horizon does not include a contribution to overhead, aircraft cost, or profit. Alaska also sells mileage credits to its non-airline partners. Alaska defers a majority of the sales proceeds, and recognizes revenue when award transportation is provided on Alaska or another partner airline. At December 31, 2006 and 2005, the deferred revenue and the total liability for providing free travel on Alaska and Horizon and for estimated payments to partner airlines was $545.6 million and $471.7 million, respectively, the majority of which is deferred revenue from the sale of mileage credits. Revenue attributable to the Mileage Plan was $194.2 million, $180.2 million, and $143.1 million in 2006, 2005 and 2004, respectively.

OTHER INFORMATION

Seasonality and Other Factors

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. Our operating income is generally lowest (or if it be the case, our loss the greatest) during the first and fourth quarters due principally to lower traffic, generally increases in the second quarter and typically reaches its highest level during the third quarter as a result of vacation travel, including increased activity in the state of Alaska.

In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	pricing initiatives by us and our competitors,

•	changes in fuel costs,

•	the timing and amount of maintenance expenditures (both planned and unplanned),

•	increases or decreases in passenger and volume-driven variable costs, and

•	labor actions.

In addition, seasonal variations in traffic, the timing of various expenditures and adverse weather conditions may affect our operating results from quarter to quarter. Many of the markets we serve experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceled flights and accommodating displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions (particularly in the state of Alaska and the Pacific Northwest) than some of our competitors, who may be better able to spread weather-related risks over larger route systems.

No material part of our business or that of our subsidiaries is dependent upon a single customer, or upon a few high-volume customers. Consequently, the loss of one or more of even our largest customers would likely not have a material adverse effect upon our financial condition, results of operations or cash flows.

Insurance

We carry insurance for passenger liability and property and aircraft damage in amounts and of the type generally consistent with industry practice.

After September 11, 2001, aviation insurers significantly reduced the amount of insurance coverage for third-party liability for claims resulting from acts of terrorism, war or similar events. At the same time, the insurers significantly increased the premiums for such coverage as well as for aviation insurance in general. Since then, however, our insurance rates have been declining and during 2006, we were able to renegotiate our insurance rates down to pre-2001 levels. In 2007, we expect a further decrease in insurance costs as we annualize reductions achieved in late 2006.

Pursuant to authority granted in the Air Transportation Safety and System Stabilization Act, the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act, 2005, the U.S. government has offered, and we have accepted, war risk insurance to replace commercial war risk insurance through September 30, 2007.

Other Government Matters

We have elected to participate in the Civil Reserve Air Fleet program, whereby we have agreed to make available to the federal government a certain number of aircraft in the event of a military call-up. The government would reimburse us for the use of such aircraft.

ITEM 1A.	RISK FACTORS

If any of the following occurs, our business, financial condition and results of operations could suffer. In such case, the trading price of our common stock could also decline. These risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such developments, nor can it assess the impact, if any, of such new risk factors on our business or events described in any forward-looking statements.

The airline industry is highly competitive and subject to rapid change. We may be unable to compete effectively against other airlines with greater financial resources or lower operating costs, or to adjust rapidly enough in the event the nature of competition in our markets changes.

The airline industry is highly competitive as to fares, flight frequency, frequent flyer benefits, routes and service. The industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Recently, airlines have reduced routes and the number of planes available, which has resulted in reduced industry capacity and a trend towards increased fares. If airlines decide to increase their capacity in the future, this could cause fares to decline, which may adversely affect our business and results of operations. Many of our competitors are larger than our airlines and therefore, may have significantly greater financial resources and name recognition or lower operating costs than we do. In addition, competitors who successfully reorganize out of bankruptcy could have lower operating costs derived from renegotiated labor, supply and financing agreements. In the past, some of these competitors have chosen from time to time to add service, reduce their fares, or take other such competitive steps, in our key markets. We may be unable to compete effectively against such other airlines that introduce service or discounted fares in the markets that we serve.

The airline industry, and particularly regional airlines like Horizon, also faces competition from ground transportation alternatives, such as buses, trains or automobiles.

The U.S. and Mexico recently amended their bilateral agreement relating to commercial air service. The amendments expand authorized service levels to cities we serve in Mexico. Other airlines will likely seek to add service to some of the city pairs we currently serve, which will increase competition and potentially negatively affect our results of operations.

Our business, financial condition, and results of operations are substantially exposed to the current high prices and variability of jet fuel. Further increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, accounting for 26% and 20% of total operating expenses for the years ended December 31, 2006 and 2005, respectively. Significant increases in fuel costs during the past several years have negatively affected our results of operations. Further increases would harm our financial condition and results of operations. Based on historical trends, we estimate that a one-cent increase in our economic price per gallon of fuel increases our fuel expenses by approximately $4.0 million annually.

Historically, fuel costs and availability have been unpredictable and subject to wide price fluctuations based on geopolitical issues and supply and demand. We have not generally been able to increase fares to offset increases in the price of fuel until recently and we may not be able to do so in the future.

We utilize fuel hedges as a form of insurance against the volatility of fuel prices. To manage the risk of fuel price increases, we purchase call options that are designed to cap a portion of our fuel costs at designated per-barrel oil prices. Even with hedges, we are substantially and increasingly exposed to increases in jet fuel costs as the amount of fuel consumption we have hedged declines and the price at which we are hedged increases.

A significant increase in labor costs or change in key personnel could adversely affect our business and results of operations.

We compete against the major U.S. airlines and other businesses for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, or if we lose the services of key personnel, we may be unable to grow or sustain our business. In such case, our operating results and business prospects could be harmed. We may also have difficulty replacing management or other key personnel who leave and, therefore, the loss of any of these individuals could harm our business.

Labor costs are a significant component of our total expenses, accounting for approximately 27% and 32% of our total operating expenses in 2006 and 2005, respectively. As of December 31, 2006, labor unions represented approximately 84% of Alaska’s and 49% of Horizon’s employees. Each of our represented employee groups has a separate collective bargaining agreement, and could make demands that would increase our operating expenses and adversely affect our financial performance. Uncertainty around open contracts could be a distraction to many employees, reduce employee engagement in our business and divert management’s attention from other projects. Disengaged employees could prevent us from achieving the operational improvements in completion rate and on-time performance that we seek.

In 2005, Alaska and the Air Line Pilots Association (ALPA) were unable to reach a new agreement, and therefore, pursuant to the terms of the collective bargaining agreement that existed at the time, the parties submitted the agreement to binding arbitration. That arbitration decision, which was effective May 1, 2005, resulted in an average pilot wage reduction of 26%. That contract is amendable on May 1, 2007, although we are already in negotiations with ALPA. Horizon is also in negotiations with the International Brotherhood of Teamsters on a new pilot agreement. The Horizon pilot contract became amendable in September 2006. Factoring in pay rates, productivity measures, and pension and postretirement medical benefits, we believe our pilot unit costs at both Alaska and Horizon are among the highest in the industry for the size of aircraft operated.

Our continuing obligation to fund our traditional defined-benefit pension plans could negatively affect our ability to compete in the marketplace. This is because some of our competitors either have eliminated such obligations through bankruptcy, or have never had traditional pension plans in place. Currently, all of our defined-benefit pension plans are closed to new entrants, with the exception of the plan covering Alaska’s pilots.

Finally, to the extent we are unable to maintain the outsourcing or subcontracting of certain services for our business, we would incur substantial costs, including costs associated with hiring new employees, in order to perform these services in-house.

Alaska is transitioning to a single fleet. This transition may be more costly than we expect, or we may not realize the savings we hope to achieve.

In 2006, Alaska announced a transition to an all-Boeing 737 fleet. As part of this transition, we accelerated the retirement of our MD-80 fleet so that these aircraft will be out of our operating fleet by the end of 2008.

We recorded an impairment charge on our owned MD-80s in 2006 to write the assets down to their estimated fair market value. Additionally, we bought five of our leased MD-80s from the lessors, resulting in further impairment charges. We likely will incur additional similar charges in the future related to four of our remaining leased MD-80 aircraft as we expect to cease operations of those aircraft earlier than their respective lease termination dates. We also may have to recognize additional charges upon the sale of any of our MD-80 aircraft if the proceeds from any sale are less than the carrying value of the aircraft. These charges would negatively affect our financial performance. The market value of MD-80 aircraft fluctuates and is highly dependent on factors beyond our control, including the number of aircraft available in the market, fleet changes by other airlines, and demand for those aircraft by other carriers. If we are unable to sell our owned MD-80s, or return or sublease the leased aircraft, we would also incur storage charges.

In addition to the gains or losses that may result on the final disposal of these aircraft, our savings from a single fleet type may not be as large as we expect if we are unable to remove all of the structural costs that support multiple fleet types across our operation.

Our failure to successfully implement Alaska’s growth strategy and related cost-reduction goals could harm our business.

Alaska’s growth strategy involves operating additional Boeing 737-800 aircraft, increasing the frequency of flights to markets we currently serve, expanding into new markets and increasing flight connection opportunities. It is critical that we achieve our growth strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. If we are unable to hire and retain skilled personnel or to secure the required equipment and facilities, or if we are not able to otherwise successfully implement our growth strategy, our business and operations could be adversely affected.

We continue to strive toward aggressive cost-reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while at the same time achieving acceptable profit margins and return on capital. We believe having a lower cost structure better positions us to be able to fund our growth strategy and take advantage of market opportunities. If we are unable to further reduce our non-fuel unit costs, we likely likely not be able to achieve our growth plan and our financial results therefore may suffer.

Our indebtedness and other fixed obligations could increase the volatility of earnings and otherwise restrict our activities.

We have, and will continue to have for the foreseeable future, a significant amount of indebtedness. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues results in a disproportionately greater decrease in earnings. As of both December 31, 2006 and 2005, we had approximately $1.2 billion and $1.1 billion of indebtedness outstanding, respectively, approximately $1.1 billion and $859 million of which was secured by flight equipment and real property. In addition to long-term debt, we have significant other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2006, future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year were approximately $1.1 billion for 2007 through 2011 and an aggregate of $680.6 million for the years thereafter.

As of December 31, 2006, we had commitments totaling $1.2 billion to purchase 51 additional aircraft through 2011. Although we have secured financing for a number of these commitments, there is no guarantee that additional financing will be available when required. Our inability to secure the financing could have a material adverse effect on our cash balances or result in delays in or our inability to take delivery of aircraft, which would impair our growth or fleet-simplification plans.

Our outstanding indebtedness and other fixed obligations could have important consequences. For example, they could:

•	limit our ability to obtain additional financing for funding our growth strategy, capital expenditures, acquisitions, working capital or other purposes;

•	require us to dedicate a material portion of our operating cash flow to fund lease payments and interest payments on indebtedness, thereby reducing funds available for other purposes; and

•

limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions, including reacting to any economic slowdown in the airline industry.

We cannot ensure that we will be able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations as they become due. If we fail to do so, our business could be harmed.

Alaska is required to comply with specific financial covenants in certain agreements. We cannot be certain now that Alaska will be able to comply with these covenants or provisions or that these requirements will not limit our ability to finance our future operations or capital needs.

Our operations are often affected by factors beyond our control, including changing economic and other conditions, which could harm our financial condition and results of operations.

Like other airlines, our operations often are affected by changes in economic and other conditions caused by factors largely beyond our control, including:

•	economic recession, interest rate increases, inflation, international or domestic conflicts, terrorist activity, or other changes in economic or business conditions;

•	air traffic congestion at airports or other air traffic control problems;

•	adverse weather conditions; and

•	increased security measures or breaches in security.

Delays and cancellations frustrate passengers, reduce aircraft utilization and increase costs, all of which affect our profitability. Due to our geographic area of operations, we believe a significant portion of our operation is more susceptible to adverse weather conditions than that of many of our competitors. Any general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition and results of operations.

We depend on a few key markets to be successful.

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles and Anchorage. A significant portion of our flights occurs to and from our Seattle hub. In 2006, traffic to and from Seattle accounted for 63% of our total traffic.

We believe that concentrating our service offerings in this way allows us to maximize our investment in personnel, aircraft, and ground facilities, as well as to gain greater advantage from sales and marketing efforts in those regions. As a result, we remain highly dependent on our key markets. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in our key markets. An increase in competition in our key markets could also cause us to reduce fares or take other competitive measures that could harm our business, financial condition and results of operations.

The airline industry continues to face potential security concerns and related costs.

The terrorist attacks of September 11, 2001 and their aftermath have negatively affected the airline industry, including our company. More recently, the foiled terror plot in the United Kingdom in August 2006 resulted in new security measures that also impacted our company. Additional terrorist attacks, the fear of such attacks or other hostilities involving the U.S. could have a further significant negative effect on the airline industry, including us, and could:

•	significantly reduce passenger traffic and yields due to a potentially dramatic drop in demand for air travel;

•	significantly increase security and insurance costs;

•	make war risk or other insurance unavailable or extremely expensive;

•	increase fuel costs and the volatility of fuel prices;

•	increase costs from airport shutdowns, flight cancellations and delays resulting from security breaches and perceived safety threats; and

•	result in a grounding of commercial air traffic by the FAA.

The occurrence of any of these events would harm our business, financial condition and results of operations.

Increases in insurance costs or reductions in insurance coverage would harm our business, financial condition and results of operations.

Immediately following the September 11, 2001 terrorist attacks, aviation insurers dramatically increased airline insurance premiums and significantly reduced the insurance coverage available to airlines for third-party claims resulting from acts of terrorism, war or similar events to $50 million per event and in the aggregate. In light of this development, under the Air Transportation Safety and System Stabilization Act and the Homeland Security Act of 2002, as most recently amended by the Consolidated Appropriations Act of 2006, the U.S. government continues to offer domestic airlines either (i) third-party liability war risk coverage above $50 million, or (ii) in lieu of commercial war risk insurance, full hull, comprehensive and third-party liability war risk coverage. This coverage provides for the same limits of war and allied perils coverage for hull and comprehensive insurance and twice the limits of third-party liability insurance carried by the airline on September 11, 2001.

Although, in 2006, our insurance costs have decreased to pre-2001 levels, aviation insurers could increase their premiums again in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull, comprehensive and third-party war risk insurance provided by the government is currently mandated through September 30, 2007. Although the government may extend the deadline for providing such coverage, we cannot be certain that any extension will occur, or if it does, for how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government and the coverage will be much more limited, including smaller aggregate limits and shorter cancellation periods (i.e. 7 days or, in the case of certain events, a lesser period, including immediate termination). Significant increases in insurance premiums would adversely affect our business, financial condition and results of operations.

Changes in government regulation imposing additional requirements and restrictions on our operations or on the airports at which we operate could increase our operating costs and result in service delays and disruptions.

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

Because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have increased their rates and charges to air carriers. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. Although law makers may impose these additional fees and view them as “pass-through” costs, we believe that a higher total ticket price will influence consumer purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business.

Our reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of our aircraft could involve a significant loss of life and result in a loss of faith in our airlines by the flying public. In addition, we could experience significant potential claims from injured passengers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. Although we strive to maintain the highest standards of safety and reliability and believe that should an accident or incident, nevertheless occur, we also currently maintain liability insurance in amounts and of the type generally consistent with industry practice. However, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve one of our airlines, could cause a public perception that our airlines or the equipment they fly is less safe or reliable than other transportation alternatives, which would harm our business.

We rely heavily on automated systems to operate our business and a failure of these systems or by their operators could harm our business.

We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems, our website, our maintenance systems, and other systems. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our computerized reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information, and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and cause our customers to purchase tickets from another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch, and other operational needs. Disruption in, changes to, or a breach of these systems could result in the loss of important data, increase our expenses and possibly cause us to temporarily cease our operations.

We rely on partner airlines for codeshare and frequent flyer marketing arrangements.

Alaska and Horizon are parties to marketing agreements with a number of domestic and international air carriers, or “partners,” including but not limited to American Airlines, Continental Airlines, Delta Airlines and Northwest Airlines. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. In addition, the agreements generally provide that members of Alaska’s Mileage Plan program can earn miles on or redeem miles for partner flights and vice versa. We receive a significant amount of revenue from flights sold under codeshare arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our Mileage Plan program. The loss of a significant partner or certain partner flights could have a negative effect on our revenues or the attractiveness of our Mileage Plan, which we believe is a source of competitive advantage. In September 2005, both Northwest and Delta filed for protection under Chapter 11 of the Bankruptcy Code and both plan to exit sometime in 2007. Although Delta has already filed a reorganization plan that does not include termination of our codeshare arrangement, Northwest could propose a plan of reorganization that would seek to modify or terminate some or all of these agreements.

We rely on third-party vendors for certain critical activities.

We have historically relied on outside vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, ground handling, fueling, computer reservation system hosting and software maintenance. As part of our cost reduction efforts, our reliance on outside vendors has increased and may continue to do so in the future. In recent years, Alaska has subcontracted its heavy aircraft maintenance, fleet service, facilities maintenance, and ground handling services at certain airports, including Seattle-Tacoma International Airport, to outside vendors.

Our increased use of outside vendors increases our exposure to several risks. In the event that one or more vendors goes into bankruptcy, ceases operation or fails to perform as promised, replacement services may not be readily available at competitive rates, or at all. Although we believe that our vendor oversight and quality control is among the best in the industry, if one of our vendors fails to perform adequately we may experience increased costs, delays, maintenance issues, safety issues or negative public perception of our airline. In late 2005 and early 2006, Alaska experienced a number of negative press reports following several aircraft incidents in Seattle. The Company has taken steps to increase supervision and training of vendor personnel in order to reduce the risk of further incidents and negative publicity. Vendor bankruptcies, unionization, regulatory compliance issues or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force Alaska to renegotiate existing agreements on less favorable terms. These events could result in disruptions in Alaska’s operations or increases in its cost structure.

We are dependent on a limited number of suppliers for aircrafts and parts.

Alaska is dependent on Boeing as its sole supplier for aircraft and many aircraft parts. Horizon is similarly dependent on Bombardier. As a result, we are more vulnerable to any problems associated with the supply of those aircraft and parts, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.

We may not be able to redeploy aircraft returning from Frontier JetExpress operations in a timely manner, which could negatively impact our financial performance.

Horizon operates regional jet service branded as Frontier JetExpress with Frontier Airlines that began in January 2004, but that is currently in the process of being discontinued. Nine CRJ-700 aircraft will be returned to Horizon’s operating fleet in 2007. In 2006, this service represented approximately 23% of Horizon’s total capacity and approximately 8% of Horizon’s passenger revenue. If we are unable to redeploy the capacity from these aircraft into our system, we could lose associated revenues thereby adversely affecting our results of operations and financial performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Aircraft

The following tables describe the aircraft we operate and their average age at December 31, 2006:

Aircraft Type	Passenger Capacity	Owned	Leased	Total	Average Age in Years

Alaska Airlines
Boeing 737-200C	111	2	—	2	24.9
Boeing 737-400*	144	8	31	39	11.7
Boeing 737-400F	—	1	—	1	7.8
Boeing 737-700	124	17	5	22	5.8
Boeing 737-800	157	12	3	15	0.7
Boeing 737-900	172	12	—	12	4.4
Boeing MD-80	140	18	5	23	14.4

		70	44	114	9.1

Horizon Air
Bombardier Q200	37	—	28	28	8.8
Bombardier Q400	74	5	15	20	5.1
Bombardier CRJ-700	70	2	19	21	4.5

		7	62	69	6.4

*	Four of our B737-400 aircraft are currently being converted into combination passenger/cargo aircraft, two of which were delivered in January 2007 and the remaining two are expected to be completed in the second quarter of 2007.

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.

As of December 31, 2006, 42 of the 70 aircraft owned by Alaska and five of the seven aircraft owned by Horizon are subject to liens securing long-term debt, and the majority of the other owned Alaska aircraft serve as collateral for our $160 million line-of-credit facility. Alaska’s leased 737-400, 737-700, 737-800 and MD-80 aircraft have lease expiration dates between 2007 and 2016, between 2007 and 2010, between 2015 and 2018, and between 2007 and 2012, respectively. Horizon’s leased Q200, Q400 and CRJ-700 aircraft have expiration dates between 2012 and 2014, between 2018 and 2019, and between 2007 and 2020, respectively. Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.

In 2006, Alaska announced a plan to transition to an all-Boeing 737 fleet by the end of 2008, which includes the accelerated retirement of our MD-80 fleet. Giving consideration to this fleet transition plan, the following table displays the currently anticipated fleet counts for Alaska and Horizon as of the end of each quarter on 2007 and as of December 31, 2008:

	31-Mar-07	30-Jun-07	30-Sep-07	31-Dec-07	31-Dec-08
Alaska Airlines
MD80	21	20	17	15	—
737-400 737-400F** 737-400C**	37 1 2	35 1 4	35 1 4	35 1 4	35 1 4
737-700	20	20	20	20	20
737-800*	20	22	25	29	42
737-900	12	12	12	12	12

Totals	113	114	114	116	114

Horizon Air
Q200	26	23	20	17	12
Q400	26	32	33	33	33
CRJ-700	21	20	20	20	20

	73	75	73	70	65

*	The total assumes Alaska will identify one airplane for delivery in 2008 for which the Company has not yet secured a delivery position.
**F=Freighter;	C=Combination freighter/passenger

Although the number of aircraft in our operating fleet at the end of each period presented remains relatively consistent, it is important to note that the larger B737-800s and the Q400s are replacing the smaller gauge MD-80s and Q200s. Therefore, our total available capacity will increase even though the number of aircraft remain consistent.

Ground Facilities and Services

Alaska and Horizon lease ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings in various cities in the state of Alaska.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. These include a five-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and mainframe computer facility, two office buildings, and corporate headquarters complex. Alaska also leases a stores warehouse, and office spaces for a reservation facility and for various administrative functions in Kent, WA. Alaska’s major facilities outside of Seattle include a regional headquarters building, an air cargo facility and a hangar/office facility in Anchorage, as well as leased reservations facilities in Phoenix, AZ and Boise, ID.

Horizon owns its Seattle corporate headquarters building. It leases an operations, training, and aircraft maintenance facility in Portland and maintenance facilities in Boise, Pasco, Seattle and Spokane. Alaska uses its own employees for ground handling services at airports in the state of Alaska. At other airports throughout our system, those services are contracted to various third-party vendors.

ITEM 3.	LEGAL PROCEEDINGS

In March 2005, Alaska filed a lawsuit in federal district court in Seattle against the International Association of Machinists (IAM) seeking to compel arbitration of a dispute regarding the permissibility, under the collective bargaining agreement, of subcontracting Alaska’s ramp service operation in Seattle. On May 10, 2005, the IAM filed a counter claim against Alaska alleging that Alaska violated the Railway Labor Act status quo and engaged in bad faith bargaining by, among other things, stating that it would subcontract the Seattle ramp work if it could not reach agreement with the IAM on an acceptable new labor contract. On May 13, 2005, Alaska subcontracted the ramp service operation in Seattle, resulting in the immediate reduction of approximately 475 employees represented by the IAM. Alaska filed a motion to dismiss the IAM counterclaim.

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

Additionally, the IAM filed a grievance against Alaska alleging that Alaska violated the collective bargaining agreement by, among other things, subcontracting the ramp service operation in Seattle when the parties could not reach agreement on an acceptable labor contract. Arbitration for this matter commenced in January 2007 and is scheduled to resume in April 2007.

Despite more than a year of negotiations to reach a mutual agreement, in December 2006, we were notified by the City of Los Angeles that terminal charges related to our operations at Los Angeles International Airport (LAX) would be unilaterally increased dramatically for 2007 and beyond. Additionally, maintenance and operations fees were increased retroactively to January 2006. These increases were made applicable for all airlines operating in Terminals 1 and 3 at LAX, but were not imposed on airlines operating in Terminals 2 and 4 through 8, because of their long-term leases currently in effect. We, along with other airlines in Terminals 1 and 3, have filed a complaint with the Department of Transportation (DOT) alleging that these disparate changes of such great amounts and the long duration of such changes constitute unreasonable discrimination under federal statutes and DOT and FAA policies. By statue, this question will be resolved by the U.S. Secretary of Transportation early in the summer of 2007. An adverse decision by the Secretary could be appealed to the Federal Circuit Court in Washington, D.C.

In addition to the cases noted above, we are a party to routine litigation incidental to our business.

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

None

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Alaska Air Group, Inc. (including its subsidiaries Alaska and Horizon), their positions and their respective ages (as of February 1, 2007) are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
William S. Ayer	Chairman, President and Chief Executive Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	52	1985

Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	46	1994

Kevin Finan	Executive Vice President/Operations of Alaska Airlines, Inc.	59	2000

Keith Loveless	Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc.	50	1996

Gregg Saretsky	Executive Vice President/Marketing and Planning of Alaska Airlines, Inc.	47	1998

Jeffrey D. Pinneo	President and Chief Executive Officer of Horizon Air Industries, Inc.	50	1990

Brandon S. Pedersen	Vice President, Finance and Controller of Alaska Air Group, Inc. and Alaska Airlines, Inc. (Principal Accounting Officer)	40	2003

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

Mr. Pinneo became Vice President/Passenger Service of Horizon Air Industries in 1990 following nine years at Alaska Airlines in various marketing roles. In January 2002 he was named President and CEO of Horizon Air.

Mr. Pedersen joined Alaska Airlines in 2003 as Staff Vice President/Finance and Controller of Alaska Air Group and Alaska Airlines and was elected Vice President/Finance and Controller for both entities in 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2006, there were 40,293,689 shares of common stock of Alaska Air Group, Inc. issued and outstanding and 3,707 shareholders of record. We also held 2,207,474 treasury shares at a cost of $50.4 million. We have not paid dividends on the common stock since 1992. Our common stock is listed on the New York Stock Exchange (symbol: ALK).

The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange.

	2006		2005
	High	Low	High	Low
First Quarter	$36.19	$29.44	$34.00	$27.45
Second Quarter	40.54	33.86	31.50	25.55
Third Quarter	41.09	33.60	35.72	28.38
Fourth Quarter	45.85	37.50	37.86	28.22

Sales of Non-Registered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2001 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2001.

Equity Compensation Plan Information

The Company has a shareholder-approved equity plan that enables the Compensation Committee of the Board of Directors to make awards of equity-based compensation that we believe are important tools to attract and retain key employees.

The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under current and former equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuanceunder Equity Compensation Plans (excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,468,420	$25.93	875,295
Equity compensation plans not approved by security holders	538,020	33.99	—
Total	3,006,440	$27.38	875,295

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

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	2006	2005		2004	2003		2002
Consolidated Financial Data:
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	$3,334.4	$2,975.3		$2,723.8	$2,444.8		$2,224.1
Operating Expenses	3,421.7	2,808.8		2,718.1	2,455.9		2,306.6
Operating Income (Loss)	(87.3)	166.5		5.7	(11.1)		(82.5)
Nonoperating income (expense), net (a)	(0.5)	(29.3)		(26.3)	40.1		(19.3)
Income (loss) before income tax and accounting change	(87.8)	137.2		(20.6)	29.0		(101.8)
Income (loss) before accounting change	(52.6)	84.5		(15.3)	13.5		(67.2)
Net Income (Loss)	$(52.6)	$(5.9)		$(15.3)	$13.5		$(118.6)
Average basic shares outstanding	37.939	27.609		26.859	26.648		26.546
Average diluted shares outstanding	37.939	33.917		26.859	26.730		26.546
Basic earnings (loss) per share before accounting change	$(1.39)	$3.06		$(0.57)	$0.51		$(2.53)
Basic earnings (loss) per share (b) (c )	(1.39)	(0.21)		(0.57)	0.51		(4.47)
Diluted earnings (loss) per share before accounting change	(1.39)	2.65		(0.57)	0.51		(2.53)
Diluted earnings (loss) per share (b) (c )	(1.39)	(0.01)		(0.57)	0.51		(4.47)
At End of Period (in millions, except ratio):
Total assets	$4,077.1	$3,792.0		$3,335.0	$3,259.2		$2,880.7
Long-term debt and capital lease obligations, net of current portion	1,031.7	969.1		989.6	906.9		856.7
Shareholders’ equity	885.5	827.6		664.8	674.2		655.7
Ratio of earnings to fixed charges (d)	0.42	1.78		0.89	1.22		0.28
Alaska Airlines Operating Data:
Revenue passengers (000)	17,165	16,759		16,295	15,047		14,154
Revenue passenger miles (RPM) (000,000)	17,822	16,915		16,231	14,554		13,186
Available seat miles (ASM) (000,000)	23,278	22,292		22,276	20,804		19,360
Revenue passenger load factor	76.6%	75.9%		72.9%	70.0%		68.1%
Yield per passenger mile	13.76 ¢	12.91	¢	12.47 ¢	12.65	¢	12.65 ¢
Operating revenues per ASM	11.57 ¢	10.84	¢	10.02 ¢	9.74	¢	9.47 ¢
Operating expenses per ASM	11.98 ¢	10.21	¢	10.07 ¢	9.81	¢	9.82 ¢
Average number of full-time equivalent employees	9,322	9,065		9,968	10,040		10,142
Horizon Air Operating Data (e):
Revenue passengers (000)	6,860	6,481		5,930	4,934		4,815
Revenue passenger miles (RPM) (000,000)	2,691	2,475		2,155	1,640		1,514
Available seat miles (ASM) (000,000)	3,632	3,400		3,107	2,569		2,428
Revenue passenger load factor	74.1%	72.8%		69.3%	63.9%		62.4%
Yield per passenger mile	23.53 ¢	21.98	¢	22.61 ¢	26.96	¢	26.02 ¢
Operating revenues per ASM	17.73 ¢	16.36	¢	16.20 ¢	18.06	¢	17.29 ¢
Operating expenses per ASM	17.40 ¢	15.50	¢	15.57 ¢	17.75	¢	17.78 ¢
Average number of full-time equivalent employees	3,611	3,456		3,423	3,359		3,476

(a)	Includes capitalized interest of $24.7 million, $8.9 million, $1.7 million, $2.3 million, and $2.7 million for 2006, 2005, 2004, 2003, and 2002, respectively.
(b)	For 2002, basic and diluted earnings per share include $(1.94) per share for the $51.4 million cumulative effect of the accounting change in connection with the impairment of goodwill.
(c)	For 2005, basic and diluted earnings per share include $(3.27) per share and $(2.66) per share, respectively, for the $90.4 million, net of tax, cumulative effect of the change in accounting policy for major airframe and engine overhauls.
(d)	For 2006, 2004, and 2002 earnings are inadequate to cover fixed charges by $107.7 million, $17.4 million, and $99.5 million, respectively. See Exhibit 12.1 to this Form 10-K.
(e)	Includes Horizon services operated as Frontier JetExpress in 2006, 2005 and 2004.

Alaska Airlines Financial and Statistical Data

	Quarter Ended December 31				Year Ended December 31
	2006	2005	% Change		2006	2005		% Change	2004	% Change
Financial Data (in millions):
Operating Revenues:
Passenger	$570.6	$526.4	8.4		$2,453.1	$2,183.0		12.4	$2,023.6	7.9
Freight and mail	21.6	21.9	(1.4)		93.4	90.3		3.4	86.4	4.5
Other—net	40.0	38.9	2.8		146.0	142.8		2.2	123.0	16.1

Total Operating Revenues	632.2	587.2	7.7		2,692.5	2,416.1		11.4	2,233.0	8.2

Operating Expenses:
Wages and benefits	190.4	173.4	9.8		743.3	722.1		2.9	795.3	(9.2)
Variable incentive pay	10.4	7.8	33.3		27.7	15.3		81.0	4.4	247.7
Aircraft fuel, including hedging gains and losses	189.8	192.4	(1.4)		757.0	476.0		59.0	396.7	20.0
Aircraft maintenance	38.2	41.7	(8.4)		156.8	185.2		(15.3)	145.8	27.0
Aircraft rent	26.3	29.6	(11.1)		110.9	116.8		(5.1)	113.5	2.9
Landing fees and other rentals	40.3	39.0	3.3		158.2	156.2		1.3	136.3	14.6
Contracted services	33.4	32.9	1.5		131.8	119.9		9.9	96.5	24.2
Selling expenses	31.5	30.4	3.6		141.5	132.6		6.7	137.9	(3.8)
Depreciation and amortization	38.2	32.5	17.5		137.8	125.4		9.9	128.1	(2.1)
Food and beverage service	12.2	12.8	(4.7)		48.3	48.8		(1.0)	49.8	(2.0)
Other	42.7	38.7	10.3		161.1	157.6		2.2	148.6	6.1
Fleet transition costs	—	—	NM		189.5	—		NM	—	NM
Restructuring charges and adjustments	(7.6)	(0.3)	NM		24.8	20.4		NM	53.4	NM
Impairment of aircraft and related spare parts	—	—	NM		—	—		NM	36.8	NM

Total Operating Expenses	645.8	630.9	2.4		2,788.7	2,276.3		22.5	2,243.1	1.5

Operating Income (Loss)	(13.6)	(43.7)	NM		(96.2)	139.8		NM	(10.1)	NM

Interest income	15.1	9.4			56.3	32.5			26.2
Interest expense	(19.8)	(14.3)			(73.3)	(51.2)			(44.1)
Interest capitalized	6.0	3.6			21.5	8.1			1.1
Other—net	0.2	(1.3)			(0.5)	(5.0)			(0.1)

	1.5	(2.6)			4.0	(15.6)			(16.9)

Income (Loss) Before Income Tax and Accounting Change	$(12.1)	$(46.3)	NM		$(92.2)	$124.2		NM	$(27.0)	NM

Operating Statistics:
Revenue passengers (000)	4,107	4,043	1.6		17,165	16,759		2.4	16,295	2.8
RPMs (000,000) “traffic”	4,243	4,104	3.4		17,822	16,915		5.4	16,231	4.2
ASMs (000,000) “capacity”	5,755	5,556	3.6		23,278	22,292		4.4	22,276	0.1
Passenger load factor	73.7%	73.9%	(0.2	)pts	76.6%	75.9%		0.7pts	72.9%	3.0pts
Yield per passenger mile	13.45 ¢	12.83 ¢	4.8		13.76 ¢	12.91	¢	6.7	12.47 ¢	3.5
Operating revenues per ASM	10.99 ¢	10.57 ¢	4.0		11.57 ¢	10.84	¢	6.7	10.02 ¢	8.2
Operating expenses per ASM (a)	11.22 ¢	11.36 ¢	(1.2)		11.98 ¢	10.21	¢	17.3	10.07 ¢	1.4
Operating expense per ASM excluding fuel, fleet transition costs, restructuring charges and adjustments, the 2005 navigation fee refund, and impairment (a)	8.06 ¢	7.90 ¢	2.0		7.81 ¢	8.01	¢	(2.5)	7.92 ¢	1.1
GAAP fuel cost per gallon (a)	$2.18	$2.24	(2.7)		$2.14	$1.37		56.2	$1.12	22.5
Economic fuel cost per gallon (a)	$1.98	$1.69	17.2		$1.92	$1.53		25.5	$1.26	21.4
Fuel gallons (000,000)	87.1	85.7	1.6		354.3	346.4		2.3	354.7	(2.3)
Average number of full-time equivalent employees	9,485	8,937	6.1		9,322	9,065		2.8	9,968	(9.1)
Aircraft utilization (blk hrs/day)	10.6	10.8	(1.9)		11.0	10.8		1.9	11.0	(1.8)
Average aircraft stage length (miles)	914	905	1.0		919	898		2.3	890	0.9
Operating fleet at period-end	114	110	3.6		114	110		3.6	108	1.9

NM = Not Meaningful

(a)	See Note A on page 30.

Horizon Air Financial and Statistical Data

	Quarter Ended December 31					Year Ended December 31
	2006		2005	% Change		2006		2005		% Change		2004		% Change
Financial Data (in millions):
Operating Revenues:
Passenger	$155.0		$138.2	12.2		$633.1		$544.0		16.4		$487.3		11.6
Freight and mail	0.9		0.9	0.0		3.9		3.8		2.6		3.9		(2.6)
Other—net	2.9		1.8	61.1		7.0		8.6		(18.6)		12.0		(28.3)

Total Operating Revenues	158.8		140.9	12.7		644.0		556.4		15.7		503.2		10.6

Operating Expenses:
Wages and benefits	49.0		45.1	8.6		189.3		173.7		9.0		162.6		6.8
Variable incentive pay	2.3		1.7	35.3		9.1		4.7		93.6		0.9		422.2
Aircraft fuel, including hedging gains and losses	30.0		29.1	3.1		116.5		72.9		59.8		58.5		24.6
Aircraft maintenance	23.9		12.2	95.9		73.9		43.3		70.7		38.3		13.1
Aircraft rent	17.3		17.4	(0.6)		69.3		70.2		(1.3)		73.9		(5.0)
Landing fees and other rentals	11.6		12.0	(3.3)		46.9		47.7		(1.7)		41.4		15.2
Contracted services	6.9		6.1	13.1		27.0		23.8		13.4		20.7		15.0
Selling expenses	6.3		7.0	(10.0)		31.5		29.1		8.2		26.5		9.8
Depreciation and amortization	4.9		4.8	2.1		18.5		16.8		10.1		13.4		25.4
Food and beverage service	0.7		0.6	16.7		2.9		2.5		16.0		2.1		19.0
Other	9.9		11.2	(11.6)		46.9		42.2		11.1		42.0		0.5
Impairment of aircraft and related spare parts	—		—			—		—				3.4		NM

Total Operating Expenses	162.8		147.2	10.6		631.8		526.9		19.9		483.7		8.9

Operating Income (Loss)	(4.0)		(6.3)	NM		12.2		29.5		NM		19.5		NM

Interest income	1.0		0.6			3.7		1.6				1.1
Interest expense	(1.6)		(1.2)			(7.4)		(5.5)				(3.9)
Interest capitalized	1.1		0.4			3.2		0.8				0.6
Other—net	—		(0.1)			—		—				(0.2)

	0.5		(0.3)			(0.5)		(3.1)				(2.4)

Income (Loss) Before Income Tax and Accounting Change	$(3.5)		$(6.6)	NM		$11.7		$26.4		NM		$17.1		NM

Operating Statistics:
Revenue passengers (000)	1,689		1,613	4.7		6,860		6,481		5.8		5,930		9.3
RPMs (000,000) “traffic”	659		632	4.3		2,691		2,475		8.7		2,155		14.8
ASMs (000,000) “capacity”	903		858	5.2		3,632		3,400		6.8		3,107		9.4
Passenger load factor	73.0%		73.7%	(0.7	)pts	74.1%		72.8%		1.3	pts	69.3%		3.	5pts
Yield per passenger mile	23.52	¢	21.87 ¢	7.6		23.53	¢	21.98	¢	7.0		22.61	¢	(2.8)
Operating revenues per ASM	17.59	¢	16.42 ¢	7.1		17.73	¢	16.36	¢	8.4		16.20	¢	1.0
Operating expenses per ASM (a)	18.03	¢	17.16 ¢	5.1		17.40	¢	15.50	¢	12.2		15.57	¢	(0.5)
Operating expenses per ASM excluding fuel and impairment (a)	14.71	¢	13.76 ¢	6.8		14.19	¢	13.35	¢	6.3		13.58	¢	(1.7)
GAAP fuel cost per gallon (a)	$2.19		$2.29	(4.4)		$2.14		$1.41		51.8		$1.18		19.5
Economic fuel cost per gallon (a)	$1.98		$1.74	13.8		$1.93		$1.58		22.2		$1.31		20.6
Fuel gallons (000,000)	13.7		12.7	7.9		54.3		51.3		5.8		49.7		3.2
Average number of full-time equivalent employees	3,670		3,537	3.8		3,611		3,456		4.5		3,423		1.0
Aircraft utilization (blk hrs/day)	8.6		8.7	(1.1)		8.8		8.7		1.1		8.3		4.8
Operating fleet at period-end	69		65	6.2		69		65		6.2		65		—

NM = Not Meaningful

(a)	See Note A on page 30.

Note A:

Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor performance both with and without the cost of aircraft fuel (including the gains and losses associated with our fuel hedging program where appropriate), fleet transition costs, restructuring charges and adjustments, and a 2005 navigation fee refund. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control and we record changes in the fair value of our hedge portfolio in our income statement, it is our view that the measurement and monitoring of performance without fuel is important. In addition, we believe the disclosure of financial performance without fleet transition costs, restructuring charges, and the navigation fee refund is useful to investors. Finally, these non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major network airlines.

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for both Alaska Airlines, Inc. and Horizon Air Industries, Inc.:

Alaska Airlines, Inc.:

($ in millions)

	Three Months Ended December 31		Twelve Months Ended December 31
	2006	2005	2006	2005
Unit cost reconciliations:
Operating expenses	$645.8	$630.9	$2,788.7	$2,276.3
ASMs (000,000)	5,755	5,556	23,278	22,292

Operating expenses per ASM	11.22 ¢	11.36 ¢	11.98 ¢	10.21 ¢

Operating expenses	$645.8	$630.9	$2,788.7	$2,276.3
Less: aircraft fuel	(189.8)	(192.4)	(757.0)	(476.0)
Less: fleet transition costs	—	—	(189.5)	—
Less: restructuring charges and adjustments	7.6	0.3	(24.8)	(20.4)
Add: navigation fee refund	—	—	—	4.7

Operating expenses excluding fuel, fleet transition costs, restructuring charges and adjustments, and the 2005 navigation fee refund	$463.6	$438.8	$1,817.4	$1,784.6
ASMs (000,000)	5,755	5,556	23,278	22,292

Operating expenses per ASM excluding fuel, fleet transition costs, restructuring charges and adjustments, and the 2005 navigation fee refund	8.06 ¢	7.90 ¢	7.81 ¢	8.01 ¢

Reconciliation to GAAP income (loss) before taxes and accounting change:
Income (loss) before taxes and accounting change, excluding mark-to-market hedging gains (losses), fleet transition costs, restructuring charges and adjustments, and the 2005 navigation fee refund	$(1.9)	$0.5	$200.5	$85.8
Mark-to-market hedging gains (losses) included in aircraft fuel	(17.8)	(47.1)	(78.4)	53.1
Less: fleet transition costs	—	—	(189.5)	—
Less: restructuring charges and adjustments	7.6	0.3	(24.8)	(20.4)
Add: navigation fee refund and related interest received	—	—	—	5.7

GAAP income (loss) before taxes and accounting change as reported	$(12.1)	$(46.3)	$(92.2)	$124.2

	Three Months Ended December 31
	2006		2005
($ in millions except per gallon amounts)		Cost/Gal		Cost/Gal
Aircraft fuel reconciliations:*
Raw or “into-plane” fuel cost	$180.0	$2.07	$172.7	$2.02
Less: gains on settled hedges	(8.0)	(0.09)	(27.4)	(0.33)

Economic fuel expense*	$172.0	$1.98	$145.3	$1.69

Add: mark-to-market net losses related to hedges that settle in future periods, including the reclassification of previously recorded mark-to-market gains on settled hedges	17.8	0.20	47.1	0.55

GAAP fuel expense*	$189.8	$2.18	$192.4	$2.24

Fuel gallons (000,000)	87.1		85.7

	Twelve Months Ended December 31
	2006		2005
		Cost/Gal		Cost/Gal
Raw or “into-plane” fuel cost	$765.6	$2.16	$637.9	$1.84
Less: gains on settled hedges	(87.0)	(0.24)	(108.8)	(0.31)

Economic fuel expense*	$678.6	$1.92	$529.1	$1.53

Mark-to-market net (gains) losses related to hedges that settle in future periods, including the reclassification of previously recorded mark-to-market gains on settled hedges	78.4	0.22	(53.1)	(0.16)

GAAP fuel expense*	$757.0	$2.14	$476.0	$1.37

Fuel gallons (000,000)	354.3		346.4

*	Beginning in the first quarter of 2006, the Company records all fuel hedging activity, including mark-to-market gains and losses, in aircraft fuel expense. Prior year amounts have been reclassified for consistency.

Horizon Air Industries, Inc.

($ in millions)

	Three Months Ended December 31		Twelve Months Ended December 31
	2006	2005	2006	2005
Unit cost reconciliations:
Operating expenses	$162.8	$147.2	$631.8	$526.9
ASMs (000,000)	903	858	3,632	3,400

Operating expenses per ASM	18.03 ¢	17.16 ¢	17.40 ¢	15.50 ¢

Operating expenses	$162.8	$147.2	$631.8	$526.9
Less: aircraft fuel	(30.0)	(29.1)	(116.5)	(72.9)
Operating expenses excluding fuel	$132.8	$118.1	$515.3	$454.0
ASMs (000,000)	903	858	3,632	3,400

Operating expenses per ASM excluding fuel	14.71 ¢	13.76 ¢	14.19 ¢	13.35 ¢

	Three Months Ended December 31		Twelve Months Ended December 31
	2006	2005	2006	2005
Reconciliation to GAAP income (loss) before taxes and accounting change:
Income (loss) before taxes and accounting change, excluding mark-to-market hedging gains (losses)	$(0.5)	$0.4	$23.2	$17.8
Mark-to-market hedging gains (losses) included in aircraft fuel	(3.0)	(7.0)	(11.5)	8.6

GAAP income (loss) before taxes and accounting change as reported	$(3.5)	$(6.6)	$11.7	$26.4

Aircraft fuel reconciliations:*

	Three Months Ended December 31
	2006		2005
($ in millions except per gallon amounts)		Cost/Gal		Cost/Gal
Raw or “into-plane” fuel cost	$28.3	$2.07	$26.1	$2.06
Less: gains on settled hedges	(1.3)	(0.09)	(4.0)	(0.32)

Economic fuel expense*	$27.0	$1.98	$22.1	$1.74

Add: mark-to-market net losses related to hedges that settle in future periods, including the reclassification of previously recorded mark-to-market gains on settled hedges	3.0	0.21	7.0	0.55

GAAP fuel expense*	$30.0	$2.19	$29.1	$2.29

Fuel gallons (000,000)	13.7		12.7

	Twelve Months Ended December 31
	2006		2005
		Cost/Gal		Cost/Gal
Raw or “into-plane” fuel cost	$119.1	$2.19	$97.7	$1.90
Less: gains on settled hedges	(14.1)	(0.26)	(16.2)	(0.32)

Economic fuel expense*	$105.0	$1.93	$81.5	$1.58

Mark-to-market net (gains) losses related to hedges that settle in future periods, including the reclassification of previously recorded mark-to-market gains on settled hedges	11.5	0.21	(8.6)	(0.17)

GAAP fuel expense*	$116.5	$2.14	$72.9	$1.41

Fuel gallons (000,000)	54.3		51.3

*	Beginning in the first quarter of 2006, the Company records all fuel hedging activity, including mark-to-market gains and losses, in aircraft fuel expense. Prior year amounts have been reclassified for consistency.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. This overview summarizes the MD&A, which includes the following sections:

•	Our Business—a brief general description of our airlines and the airline industry.

•	Year in Review—highlights from 2006 outlining some of the major events that happened during the year and how they affected our financial performance.

•

Results of Operations—an in-depth analysis of the results of operations of Alaska and Horizon for the three years presented in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of operations. This section also includes forward-looking statements regarding our view of 2007.

•	Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

•

Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, contractual obligations, commitments and off-balance sheet arrangements, an overview of financial position and the impact of inflation and changing prices.

OUR BUSINESS

Alaska and Horizon operate as airlines in a highly competitive and rapidly changing industry. However, their business plans, competition, and economic risks differ substantially. Alaska is a major airline and principally serves destinations in the state of Alaska and provides north/south service between cities in the western U.S., Canada and Mexico. Alaska also provides east/west service to eight cities, primarily from Seattle. It operates an all-jet fleet, and its average passenger trip in 2006 was 1,038 miles. Horizon is a regional airline serving primarily the Pacific Northwest, northern California, and western Canada. It operates both jet and turboprop aircraft, and its average passenger trip in 2006 was 392 miles. Both airlines’ outstanding employees and excellent service are regularly recognized by independent studies, awards, and surveys of air travelers.

Our goal is to use our people, our award-winning customer service, and our strong financial position to become more competitive and gain market share in our primary markets, specifically in and from the Pacific Northwest. In doing so, we strive to grow in such a way that creates value for our three most important stakeholders – employees, customers and shareholders.

YEAR IN REVIEW

Although we reported a net loss in 2006, this year was a very successful year for the Company in many respects. We saw strong 12% revenue growth in 2006, benefiting from industry-wide fare increases, growth in passenger traffic and record load factors for the full year.

Operating expenses were up significantly from 2005, primarily due to the following:

•	another year of record high fuel prices;

•	$189.5 million of fleet transition costs related to our MD-80 fleet;

•	a $50.2 million increase in wages and benefits, including incentive pay; and

•	restructuring-related severance charges of $24.8 million in 2006, compared to similar charges of $20.4 million in the prior year.

Excluding fuel, the fleet transition costs, the restructuring charges, and a 2005 navigation fee refund, operating costs were $2,333.9 million in 2006, an increase of $89.7 million over 2005. This increase was well outpaced by the improvement in revenue for the year. Unit cost per available seat mile at Alaska excluding fuel, fleet transition costs, restructuring charges and the navigation fee refund in 2005 declined from 8.01 cents per ASM in 2005 to 7.81 cents in 2006. Horizon’s unit costs excluding fuel, however, increased by 6.3% primarily due to a 70.7% increase in maintenance costs as many of the Q400 aircraft began to come off the warranty period. We believe looking at unit costs per available seat mile, excluding fuel and other noted items, is useful because it helps us assess structural costs and our competitiveness and is a measure commonly used by management at other airlines and by industry watchers.

Accomplishments

Accomplishments from 2006 include:

•	Total revenues exceeded the $3 billion mark for the first time in our history.

•	For the first time ever, annual sales through our websites—alaskaair.com and horizonair.com—exceeded $1 billion. In 2006, we processed almost 40% of our total sales through our websites.

•	Air Group employees earned $36.8 million in variable incentive pay in 2006, which is the largest payout in our history.

•

Excluding the fleet transition costs, restructuring charges, and a 2005 navigation fee refund, and stating fuel on an economic basis as described below, Alaska and Horizon reported 2006 income before taxes of $200.5 million and $23.2 million, respectively, both significant improvements over equivalent measures in 2005. Reconciliations between our GAAP results and these amounts are presented on pages 30 through 32.

•	Because of our strong cash position, we contributed $121.9 million into our defined-benefit pension plans, bringing the funded status up to nearly 80% on a projected benefit obligation basis.

•	Alaska had its 737-400 full-freighter aircraft delivered in 2006. We expect to have four 737-400 combination passenger and cargo aircraft delivered in 2007, two of which were delivered in January.

Fleet Transition

During the first quarter of this year, we announced our plan to retire our entire MD-80 fleet by the end of 2008 as part of Alaska’s move to an all-Boeing 737 fleet. We believe this transition, when completed, will provide more than $130 million in annual operating savings by way of lower fuel, maintenance, and training costs. As a result of this decision, we recognized an impairment charge of $131.1 million ($82.0 million after tax) during the first quarter related to 15 owned MD-80 aircraft. At that time, we also estimated that we would have significant additional charges resulting from any actions taken on our 11 leased MD-80 aircraft. During the third quarter, we realized a portion of that expected charge as we purchased five of the leased MD-80s from the lessors for cash of $69.3 million and assumed debt of $11.6 million. Immediately upon purchase of the aircraft, we evaluated the aircraft for impairment and concluded that the carrying value was not recoverable. Therefore, we recorded a $58.4 million charge ($36.5 million after tax) in the third quarter, including the impairment and the write-off of $1.8 million of leasehold improvements related to those aircraft. The charge was offset by the reduction of $7.5 million of deferred rent associated with the acquired aircraft.

We are in the process of receiving and reviewing bids from and negotiating with potential buyers for all or a portion of our 20 owned MD-80s, although we are uncertain as to the sales price or timing of any future sale.

As of December 31, 2006, we had six leased MD-80s. One of those aircraft was decommissioned in December 2006 and one in January 2007, and both were returned to the lessor in January 2007. We expect to cease operation of the remaining four leased aircraft prior to their lease expiration dates, which will likely result in a charge in our consolidated statements of operations. We anticipate that once the aircraft have been removed from operation, we will dispose of the aircraft through lease buy-outs, lease agreement restructuring, subleasing of the aircraft, or storing the aircraft at a long-term storage facility.

In 2006, we entered into a purchase-and-sale agreement to sell six B737-200 aircraft to a third party. Our seventh (and remaining) B737-200 aircraft will be donated to an aviation museum in Alaska. The six aircraft will be sold and delivered at various intervals through April 2007. Two of the six aircraft were transferred to the buyer during the year and there were nominal gains on the sales.

During the third quarter, Horizon signed a letter of intent with another carrier to sublease up to 16 of its Bombardier Q200 aircraft. Each aircraft will be subject to a separate sublease agreement and will leave Horizon’s operating fleet beginning in January 2007 through mid-2008. It is expected that the sublease will result in a loss for Horizon approximating the difference between the lease payments and the sublease receipts. The loss on each aircraft will be recorded when the specific aircraft leave Horizon’s fleet and the sublease arrangement begins. The first of the Q200s were transferred to the sublessee in January 2007, resulting in a sublease loss and other related exit costs of approximately $2 million. We expect the charge to be approximately $1.5 million to $2 million on each of the 16 aircraft.

Labor Costs and Negotiations

We reached new four-year agreements with Alaska’s flight attendants, clerical, office and passenger service personnel, and ramp service agents and store clerks in 2006, as further described below:

•

During the second quarter, Alaska reached an agreement with the Association of Flight Attendants on a new four-year contract for the airline’s approximately 2,500 flight attendants. The new agreement included an immediate 3% pay increase and an aggregate signing bonus of $2.7 million. Additionally, Alaska offered a voluntary severance package to a number of flight attendants that includes, among other things, a lump-sum payment of $2,000 per year of service up to a maximum of 25 years and continuing travel benefits. The total charge in 2006 related to the severance package was $3.8 million ($2.4 million after tax) and is included in restructuring charges and adjustments in the consolidated statements of operations.

•

During the third quarter, we reached new four-year agreements with the approximately 3,700 clerical, office and passenger service employees and ramp service agents and stock clerks at Alaska, all represented by the International Association of Machinists. These agreements included a signing bonus, in aggregate, of $1.9 million in July 2006 and an immediate 2% wage increase. Additionally, the agreements included a severance package offered to employees in the top four wage-scale steps that includes cash payments based on years of service, one year of medical coverage after the severance date, and continued travel privileges for a period of time. The total charge in 2006 related to the severance package was $21.0 million ($13.1 million after tax) and is included in restructuring charges and adjustments in the consolidated statements of operations.

We are pleased with the long-term contracts that have been reached with the majority of our labor groups. We are now in the process of negotiating new contracts with pilots at both Alaska and Horizon. The contract with Alaska’s pilots becomes amendable May 1, 2007 and the contract with Horizon’s pilots became amendable September 12, 2006. We do not know what the final outcome of these negotiations will be. However, at the present time, none of the contract negotiations is at an impasse or has reached the 30-day cooling off period required under the Railway Labor Act that would trigger self-help. Therefore, we currently believe the risk of a work stoppage is low.

In relation to the two severance packages noted above and prior restructuring efforts, the following table displays the activity and balance of the severance and related cost accruals as of and for the year ended December 31, 2006 ($ in millions):

Accrual for Severance and Related Costs
Balance at December 31, 2005	$3.1
Restructuring charges and adjustments	24.8
Cash payments	(8.0)

Balance at December 31, 2006	$19.9

Mark-to-Market Fuel Hedging Gains and Losses

We currently do not use hedge accounting for our fuel-hedging portfolio. As a result, our earnings are more volatile as we mark our entire hedge portfolio to market value each period through earnings, even though the actual consumption and related cash settlement will take place in a future period.

Historically, we reported these gains and losses in other nonoperating income and expense. Beginning in the first quarter of 2006, however, we report these gains and losses in aircraft fuel expense in the accompanying consolidated statements of operations. Prior period amounts have been reclassified to conform to the current-year format. See Note 4 to our consolidated financial statements.

Because of the sharp rise in jet fuel prices in 2005, the value of our fuel hedge contracts increased significantly, resulting in a large mark-to-market gain and a resulting reduction in our fuel expense as reported in accordance with Generally Accepted Accounting Principles (GAAP). In 2006, fuel prices remained high for most of the year, resulting in nominal market-based changes to the value of our portfolio. However, the aggregate value of our hedge portfolio declined significantly as many of our in-the-money hedges settled during the period. Our portfolio of fuel hedge contracts was worth $68.6 million at December 31, 2006, including the value of capitalized premiums paid to counterparties, compared to $153.3 million at December 31, 2005. The vast majority of the contracts in our portfolio are call options, which effectively cap the crude oil price component of our fuel consumption. While they limit our exposure when oil prices increase, these types of contracts also allow us to benefit from a reduction in oil prices.

Management uses three measures of fuel expense as more fully described below:

•

Raw fuel expense—defined as the price that we generally pay at the airport, or the “into-plane” price. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers.

•

Economic fuel expense—defined as raw fuel expense minus the cash we receive from hedge counterparties for hedges that settle during the period, offset by the premium expense that we recognize. We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operation. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

In 2006 and 2005, Air Group recorded gains from settled fuel hedges totaling $101.1 million and $125.0 million, respectively. Based on current oil prices and because our hedge positions have higher strike prices than those that existed in 2006, we expect that gains from settled hedges will be significantly lower in the future than they have been for the last two years. We believe that we have been, and will continue to be among the best-hedged airlines in the industry, and this measure helps us compare our costs to those of our competitors.

•

GAAP fuel expense—defined as raw fuel expense plus the effect of mark-to-market adjustments that we include in our income statement as the value of our fuel-hedging portfolio increases and decreases. By definition, our GAAP fuel expense is very volatile, even between quarters, because it includes these mark-to-market adjustments. A key difference between GAAP fuel expense and economic fuel expense is the timing of gain or loss recognition. When we refer to economic fuel expense, we only include gains when they are realized through a cash receipt from our hedge contract counterparties. Under GAAP fuel expense, those gains are recognized when the underlying instrument increases in value, which in the past has occurred in an earlier reporting period.

We have provided information about our economic fuel expense and per-gallon costs on pages 31 and 32. For more discussion, see Note 4 to our consolidated financial statements.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We began entering into hedge contracts again in the third quarter of 2006 after several quarters of no activity. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions.

Frontier JetExpress

In the third quarter of 2006, we announced that Horizon would discontinue its contract flying with Frontier Airlines as Frontier JetExpress. We have nine CRJ-700 aircraft dedicated to this program, all of which will return to Horizon’s operating fleet in 2007. Two of these were returned in January and the remaining seven are scheduled to come back in the third and fourth quarters of 2007. We expect to use these aircraft for productive and strategic redeployments throughout Horizon’s network and for harmonization flying with Alaska.

Other Events

Subsequent to year-end, Horizon was named “2007 Regional Airline of the Year” by Air Transport World. The publication cited, among other positive items, an exemplary safety record, superior commitment to customer service, and positive financial results during challenging industry times.

Outlook

For 2007, Alaska and Horizon expect capacity increases of between 4.0% and 4.5% and approximately 10.5%, respectively, as measured by available seat miles. This is compared to an expected domestic capacity increase of 2%—3% industry-wide. The expected capacity increase at Alaska is due primarily to the introduction of 14 new B737-800 aircraft in 2007 and the annualization of capacity additions that resulted from 12 B737-800 aircraft delivered in 2006, offset by the early retirement of several MD-80 aircraft and scheduled retirement of other aircraft. On a net basis, we expect that Alaska’s fleet size will increase by only two aircraft, although the 737-800 aircraft are larger than the MD-80s, allowing for the capacity growth mentioned above. Horizon’s expected capacity increase is due largely to the 13 new Q400 aircraft that will be delivered in 2007 and an increase in the number of seats in the existing fleet of Q400s from 74 seats to 76 seats, offset by the subleasing of 11 Q200 aircraft to another carrier. The aircraft deliveries in 2007 at both Alaska and Horizon will be used to replace outgoing aircraft, increase frequency in our existing markets and, to a lesser degree, serve new markets.

For much of 2005 and 2006, our operational performance (particularly at Alaska) has fallen short of our goals and our customers’ expectations. We currently have several initiatives underway to help improve our on-time performance, completion rates, baggage handling, and other important customer-driven operational measures. Delivering on these core operational promises is one of our highest-priority internal goals for 2007.

RESULTS OF OPERATIONS

2006 Compared With 2005

Our consolidated net loss for 2006 was $52.6 million, or $1.39 per share, compared to a net loss of $5.9 million, or $0.01 per diluted share, in 2005.

Both the 2006 and 2005 results include certain significant items that affect the comparability of the years:

•	Our 2006 consolidated net loss includes charges of $189.5 million ($118.5 million after tax) associated with our fleet transition plan (See Note 2 to the consolidated financial statements);

•

We recorded restructuring charges of $24.8 million ($15.5 million after tax) in 2006 associated with the severance packages offered to eligible employees affected by new contracts this year compared to $20.4 million ($12.7 million, net of tax) in 2005 related to severance costs resulting from the subcontracting of the ramp services operation in Seattle and costs associated with the termination of the lease at our Oakland heavy maintenance base;

•	Adjustments to state our fuel on an economic basis totaling $89.9 million ($56.3 million after tax) of losses and $61.7 million ($38.6 million after tax) of gains in 2006 and 2005, respectively;

•

Our 2005 consolidated net loss includes a $144.7 million pre-tax ($90.4 million after tax) charge resulting from the change in the method of accounting for major airframe and engine overhauls as discussed in Note 17 to the consolidated financial statements; and

•	Our 2005 results also include a $5.7 million ($3.6 million after tax) refund, including $1.0 million of related interest income, for navigation fees paid in Mexico.

Excluding these items, and with fuel stated on an economic basis as explained above, our consolidated net income would have been $137.7 million for 2006 compared to $55.0 million in 2005. We believe presentation of this non-GAAP financial measure provides useful information to investors and other readers because:

•	we believe it is useful to monitor performance without these items as it improves our ability to compare our results to other carriers;

•

this financial measure is the basis for our various incentive plans, thus allowing investors to better understand the changes in variable incentive pay expense in our consolidated statements of operations;

•	this financial measure is frequently used in internal management and Board reporting and decision making; and

•	we believe it is the basis by which we are evaluated by industry analysts.

Financial and statistical data comparisons for Alaska and Horizon are shown on pages 28 and 29, respectively. On pages 30 through 32, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenues increased $276.4 million, or 11.4%, during 2006 due primarily to a 6.7% increase in operating revenue per available seat mile (RASM) and a 4.4% increase in capacity. The increase in RASM was driven almost entirely by a 6.7% increase in ticket yields resulting largely from higher ticket prices. The increase in capacity is primarily the result of having a fleet of 114 operating aircraft at December 31, 2006 compared to 110 at December 31, 2005 and a longer average stage length this year compared to last year. Although we do not provide specific revenue forecasts, year-over-year RASM was up 1.3% in January 2007 compared to January 2006. However, our January 2007 passenger RASM was down 0.8% from the same time in 2006 primarily because of a 2.5 point decline in load factor, offset by a 2.8% increase in ticket yields. As the industry adds domestic capacity in 2007, we may experience some downward pressure on yields, but it is not known to what extent.

Load factor increased slightly by 0.7 percentage points to 76.6% during 2006 due primarily to a 5.4% increase in passenger traffic outpacing the 4.4% increase in capacity. We experienced a slight decline in year-over-year load factor in the fourth quarter of 2006. We believe the decline is primarily due to the severe weather in the Pacific Northwest during the months of November and December, but the full financial effect of those storms is difficult to determine. The load factor in January 2007 was down 2.5 points from January 2006 to 66.5%. We currently expect first quarter 2007 load factor will be down compared to the first quarter of 2006.

Freight and mail revenues increased $3.1 million, or 3.4%, compared to 2005 primarily resulting from higher mail and freight yields and fuel surcharges that we added to our freight services beginning in the third quarter of 2005, offset by lower freight volumes. Revenues from our cargo operations were lower than expected for 2006 due to the delay in the delivery of our modified 737-400 cargo aircraft. Our full- freighter aircraft was delivered in 2006, although later than originally planned, and the four combination passenger/cargo aircraft have been delayed in production. Three of the four were originally scheduled for delivery in 2006, but none were actually delivered during the year. Two were delivered in January and the remaining two are expected in the second quarter of 2007. These delays constrained the cargo operations from increasing capacity and thereby the volume of cargo shipped. As we add more capacity in 2007, we expect freight and mail revenues to increase slightly compared to 2006.

Other-net revenues increased only slightly by $3.2 million, or 2.2%. Mileage Plan revenues were slightly lower than in 2006, primarily as a result of lower commissions recognized for sold miles. As yields increased in 2006, the rate at which we defer the revenue related to sold miles increased, resulting in a smaller percentage of those cash receipts recorded as commission revenue during the period. The decline in commission revenue associated with sold miles was partially offset by higher net revenues from award redemption on our partner airlines.

Alaska Airlines Expenses

Total operating expenses increased $512.4 million, or 22.5%, as compared to 2005. This increase is largely due to fleet transition costs in 2006, a significant increase in aircraft fuel (including hedging gains and losses), and increases in wages and benefits, variable incentive pay, contracted services, selling expenses, depreciation and amortization, and restructuring charges, offset by a decline in aircraft maintenance and aircraft rent. Operating expenses per ASM increased 17.3% to 11.98 cents in 2006 from 10.21 cents in 2005. Operating expense per ASM excluding fuel, fleet transition costs, restructuring charges and a navigation fee refund in 2005 decreased 2.5% as compared to 2005. Our current estimates for operating costs per ASM, excluding fuel, for mainline flying for the first quarter and full year of 2007 are between 8.0 cents and 8.1 cents and between 7.5 cents and 7.6 cents, respectively. Achieving our cost targets is dependent on both actual spending and ASM production. In the past two years, we have made temporary reductions to our schedule to help improve our operational results. When that occurs, it is difficult to remove all of the associated costs from our system and, as a result, our unit costs increase disproportionately. If we reduce our ASM plan again in 2007, then our unit costs likely would increase.

Operating costs per ASM (“CASM”) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit cost focuses not only on controlling the actual dollars we spend, but also on increasing our capacity without adding a commensurate amount of cost. As was the case in 2006, our goal for the next two years is to grow capacity primarily through larger-gauge aircraft with the introduction of the new, larger 737-800s and the retirement of the MD-80 aircraft. The total number of operating aircraft in our fleet will not change significantly through 2008. Along with our financial and statistical data on page 28, we are presenting here our line-item expenses on a per-ASM basis (in cents). We believe this information is useful to investors because it highlights areas in which costs have increased or decreased either more or less than capacity:

	Years Ended December 31,			CASM Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Wages and benefits	3.19	3.24	3.57	(0.05)	(0.33)
Variable incentive pay	0.12	0.07	0.02	0.05	0.05
Aircraft fuel, including hedging gains and losses	3.25	2.14	1.78	1.11	0.36
Aircraft maintenance	0.67	0.83	0.65	(0.16)	0.18
Aircraft rent	0.48	0.52	0.51	(0.04)	0.01
Landing fees and other rentals	0.68	0.70	0.61	(0.02)	0.09

	Years Ended December 31,			CASM Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Contracted services	0.57	0.54	0.43	0.03	0.11
Selling expenses	0.61	0.59	0.62	0.02	(0.03)
Depreciation and amortization	0.59	0.56	0.58	0.03	(0.02)
Food and beverage service	0.21	0.22	0.22	(0.01)	—
Other	0.69	0.71	0.67	(0.02)	0.04
Fleet transition costs	0.81	—	—	0.81	—
Restructuring charges and adjustments	0.11	0.09	0.24	0.02	(0.15)
Impairment of aircraft and related spare parts	—	—	0.17	—	(0.17)

Total Operating Expenses per ASM	11.98	10.21	10.07	1.77	0.14

Explanations of significant year-over-year changes in the components of operating expenses in dollar terms are as follows:

Wages and Benefits

Wages and benefits increased by $21.2 million, or 2.9%, during 2006 compared to 2005 primarily due to the following:

•	the $2.7 million signing bonus and an increase in wages resulting from the new four-year contract with our flight attendants that was ratified during the second quarter of 2006;

•

the $1.9 million signing bonus and an increase in wages resulting from the new four-year contract with our clerical, office and passenger service employees and our ramp service and stores agents that was ratified during the third quarter of 2006;

•	market-based pay adjustments for our non-union personnel in the spring of 2006 and an increase in stock-based compensation expense following the adoption of SFAS 123R;

•	an increase in mechanics wages resulting from the contract ratified in the fourth quarter of 2005; and

•	increased postretirement medical and pension costs.

The increase from prior year was partially offset by the following:

•	the reduction in pilot wages resulting from the pilot contract that took effect in May 2005; and

•	the subcontracting of our ramp services operation in Seattle in the second quarter of 2005.

We currently expect wages and benefits to increase slightly in 2007, but decline on a per-ASM basis. This expectation is exclusive of any potential change in pilot wages that may result from our current contract negotiations.

Variable Incentive Pay

Variable incentive pay increased $12.4 million, or 81.0%, over 2005, primarily due to a significant improvement in 2006 Air Group’s profit, as determined in the incentive agreements. For purposes of our incentive pay plans, profit is generally defined as results excluding fleet transition costs, restructuring charges , and other amounts specified in the various incentive plan documents and with fuel stated on an economic basis. Air Group maintains several incentive plans that collectively cover all of our employees and create alignment for employees, customers and shareholders. These plans include both operational and financial performance metrics that, to a large extent, are based on certain annual financial targets.

Aircraft Fuel

Aircraft fuel increased $281.0 million, or 59.0%, primarily due to the significant mark-to-market gains recorded in 2005 that followed the sharp increases in world oil prices. Our raw fuel expense increased $127.7 million to $765.6 million, driven by a 2.3% increase in gallons consumed and a 17.4% increase in raw fuel cost per gallon. We realized gains of $87.0 million from settled hedge contracts, compared to $108.8 million in 2005, resulting in economic fuel expense of $678.6 million, a 28.3% increase over 2005. Our economic fuel cost per gallon increased 25.5% from $1.53 in 2005 to $1.92 in 2006. We currently expect our economic fuel cost per gallon in 2007 to be slightly lower than in 2006 based on prevailing prices, although this can change rapidly and materially.

In addition to our fuel-hedging program, we have entered into fuel contracts whereby the spread between crude oil prices and jet fuel prices was fixed for approximately 50% of our expected consumption in the first quarter of 2007. The savings from these contracts was not material during 2006.

See page 31 for a table summarizing fuel cost per gallon realized by Alaska (the economic cost per gallon) and the cost per gallon on a GAAP basis (including all hedging gains and losses).

Aircraft Maintenance

Aircraft maintenance decreased by $28.4 million, or 15.3%, mostly as a result of fewer high-dollar engine maintenance events, a decline in the number and change in the mix of airframe events, lower per-event costs due to renegotiated contracts with our outside vendors, and savings from process improvement initiatives. We expect that maintenance expense will decline in 2007 in both dollars and on a per-unit basis. This is primarily due to the continuing retirement of the MD-80 aircraft, the full retirement of our B737-200C aircraft, and the introduction of new B737-800s that will require relatively very little maintenance in the near-term.

Aircraft Rent

Aircraft rent decreased by $5.9 million, or 5.1%, primarily as a result of the buyout of five MD-80 aircraft from leases during the third quarter of 2006, offset by two new B737-800 operating leases entered into in the fourth quarter of 2006. We expect aircraft rent to decline modestly in 2007 as two additional leased MD-80s are returned to the lessor.

Landing Fees and Other Rentals

Landing fees and other rentals increased slightly by $2.0 million, or 1.3%, as a result of slightly higher airport and security costs, specifically at Los Angeles International Airport (LAX) where a retroactive increase to the beginning of 2006 was imposed on certain carriers late in the year. The increase for Alaska was approximately $1.5 million. We expect that the rate hike will increase our costs at LAX by approximately $7 million per year. We, along with other affected carriers, are disputing the rate increase at LAX (see further discussion under “Legal Proceedings” on page 21). Our costs at Sea-Tac are also expected to increase in 2007.

Contracted Services

Contracted services increased $11.9 million, or 9.9%, primarily resulting from the subcontracting of the Company’s Seattle ramp operations in May 2005. Additionally, a $4.7 million navigation fee refund was received in 2005, which reduced our 2005 expenses. We expect contracted services in 2007 to increase slightly.

Selling Expenses

Selling expenses increased $8.9 million, or 6.7%, primarily as a result of an increase in revenue-related expenses such as credit card and codeshare commissions resulting from the rise in revenues over the prior period and an increase in incentive payments to Horizon for certain flying. We expect selling expenses to decline in 2007 in dollar terms and in terms of unit costs as a result of new agreements we have in place with credit card and GDS vendors.

Depreciation and Amortization

Depreciation and amortization increased $12.4 million, or 9.9%, compared to 2005. This increase is primarily due to the delivery of two new owned B737-800 aircraft in 2005 and ten new owned B737-800 aircraft in 2006, the purchase of five MD-80 aircraft from lessors during the third quarter of 2006, and the acceleration of depreciation on our owned MD-80 fleet to reduce the carrying value to estimated realizable value as they come out of the fleet, offset by the lower depreciable base on the MD-80 fleet following the impairment charge taken in the first quarter of 2006. We expect a similar increase in 2007 as we take delivery of 14 new B737-800 aircraft during the year.

Other Information

Alaska and Horizon entered into an agreement effective January 1, 2007, whereby Alaska will purchase from Horizon capacity in certain routes (“incentive markets”) specified by the agreement. This agreement will result in a new presentation in Alaska’s statement of operations. The revenue from the incentive markets will be identified as “Passenger revenue—regional affiliates” and the associated costs will be identified as “Regional flying costs.” Alaska also has a similar arrangement in place with a third-party carrier for flying between Anchorage and Dutch Harbor, Alaska. Historically, the revenue from this arrangement has been presented in “Other revenue – net” and the associated costs have been in “Contracted services.” In 2007, all of these revenues and costs will be presented with the incentive-market flying and the prior periods will be reclassified to conform.

Horizon Air Revenues

Operating revenues increased $87.6 million, or 15.7%, in 2006 compared to 2005. This increase reflects an 8.4% increase in per unit revenues (RASM) and a 6.8% increase in capacity.

The capacity increase is primarily due to the addition of one CRJ-700 in January 2006, two Q400s that began operating in June and August 2006, increased capacity from adding four more seats to our Q400s in the third quarter of 2005, and increased flying for Frontier. Revenue and capacity from the Frontier contract flying represented approximately 8% of passenger revenues and 23% of capacity in 2006, similar to the prior year. As mentioned previously, Horizon will begin transitioning out of the Frontier contract flying in the first quarter of 2007.

The RASM increase from the prior-year period resulted from a 9.1% RASM increase in our native network flying, offset by a 1.4% decline in RASM from the Frontier contract flying. The Frontier decline is a function of a 5.7% increase in capacity coupled with a fee arrangement based on certain measures that do not correspond to capacity. As such, the per-unit revenues become diluted as more capacity is added. Passenger load factor increased 1.3 percentage points to 74.1% as a result of continued increase in demand. Passenger yield increased 7.0% to 23.53 cents, largely benefiting from industry-wide fare increases.

Horizon Air Expenses

Operating expenses for 2006 increased $104.9 million, or 19.9%, compared to 2005. Operating expenses per ASM increased 12.2% as compared to 2005. Operating expenses per ASM excluding fuel increased 6.3% to 14.19 cents, compared to 13.35 cents in 2005. Our current estimates for costs per ASM, excluding fuel for the first quarter and full year of 2007 are 15.7 cents and 14.2 cents, respectively. The increase in costs per ASM is due to the significant costs associated with the sublease loss and related maintenance costs that will be recorded as we sublease Q200s to another carrier throughout the year.

Along with our financial and statistical data on page 29, we are presenting here our line item expenses on a per-ASM basis (in cents):

	Years Ended December 31,			CASM Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Wages and benefits	5.21	5.11	5.23	0.10	(0.12)
Variable incentive pay	0.25	0.14	0.03	0.11	0.11
Aircraft fuel, including hedging gains and losses	3.21	2.15	1.88	1.06	0.27
Aircraft maintenance	2.03	1.27	1.23	0.76	0.04
Aircraft rent	1.91	2.07	2.38	(0.16)	(0.31)
Landing fees and other rentals	1.29	1.40	1.33	(0.11)	0.07
Contracted services	0.74	0.70	0.67	0.04	0.03
Selling expenses	0.87	0.86	0.85	0.01	0.01
Depreciation and amortization	0.51	0.49	0.43	0.02	0.06
Food and beverage service	0.08	0.07	0.07	0.01	—
Other	1.30	1.24	1.35	0.06	(0.11)
Impairment of aircraft and related spare parts	—	—	0.12	—	(0.12)

Total Operating Expenses per ASM	17.40	15.50	15.57	1.90	(0.07)

Explanations of significant year-over-year changes in the components of operating expenses in dollar terms are as follows:

Wages and Benefits

Wages and benefits increased $15.6 million, or 9.0%, over 2005 reflecting a 4.5% increase in the average number of full-time equivalent employees and an increase in wages per employee. We expect wages and benefits to increase slightly in 2007, but decline on a per-unit basis in 2007 as we work toward higher productivity and efficiencies.

Variable Incentive Pay

Variable incentive pay increased $4.4 million, or 93.6%, over 2005, as a result of the same reasons noted above in the Alaska discussion.

Aircraft Fuel

Aircraft fuel increased $43.6 million, or 59.8%, over 2005 primarily as a result of the significant mark-to-market gains recorded in 2005 that followed the sharp increases in world oil prices. Our raw fuel expense increased $21.4 million to $119.1 million, driven by a 5.8% increase in gallons consumed and a 15.3% increase in raw fuel cost per gallon. We realized gains of $14.1 million from settled hedge contracts, compared to $16.2 million in 2005, resulting in economic fuel expense of $105.0 million, a 28.8% increase over 2005. Our economic fuel cost per gallon increased 22.2% from $1.58 in 2005 to $1.93 in 2006. Like Alaska, we currently expect Horizon’s economic fuel cost per gallon in 2007 to be slightly lower based on prevailing prices, although this can change rapidly and materially. We also expect our fuel consumption on a per-ASM to improve in 2007 as we replace some of our older Q200s with new Q400 aircraft, which are more fuel efficient.

See page 32 for a table summarizing fuel cost per gallon realized by Horizon (the economic cost per gallon) and the cost per gallon on a GAAP basis (including all hedging gains and losses).

Aircraft Maintenance

Aircraft maintenance expense increased $30.6 million, or 70.7%, primarily as a result of more scheduled heavy checks and engine overhauls for the Q200 and Q400 fleets with fewer aircraft covered under warranty. We expect maintenance expense to increase again in 2007 as we anticipate a higher rate of planned maintenance activity.

Aircraft Rent

Aircraft rent declined slightly by $0.9 million, or 1.3%, in 2006 primarily resulting from the annualization of lower rates on extended leases and fewer leased engines. We expect that aircraft rent will increase significantly in 2007 as we begin to recognize the sublease loss on up to 16 Q200s, of which 11 are expected to leave our fleet in 2007. We anticipate a charge, on average, of $1.5 million per aircraft.

Other Operating Expenses

Other operating expenses increased by $4.7 million, or 11.1%, largely a result of higher crew expenses and passenger remuneration costs.

Consolidated Nonoperating Income (Expense)

Net nonoperating expense was $0.5 million in 2006 compared to $29.3 million in 2005. Interest income increased $23.4 million compared to 2005, primarily as a result of higher average portfolio returns and a higher average cash and marketable securities balance. Interest expense increased $15.0 million primarily resulting from interest rate increases on our variable-rate debt, new debt arrangements in 2006, and the changes to some of our variable-rate debt arrangements to slightly higher fixed rates. This increase was offset by the conversion of our $150 million senior convertible notes to equity in April 2006, which eliminated further interest expense on those notes. Capitalized interest increased $15.8 million from $8.9 million in 2005 to $24.7 million during 2006. This is due to the significant increase in pre-delivery deposits in connection with our orders for B737-800 and Bombardier Q400 aircraft. We expect that nonoperating expense will increase in 2007 as we continue to finance new aircraft deliveries resulting in a higher average debt balance, while at the same time maintaining a stable cash and marketable securities portfolio.

Consolidated Income Tax Expense (Benefit)

Our consolidated effective income tax rate on pre-tax income before the cumulative effect of the accounting change for 2006 was 40.1% compared to an effective income tax rate of 38.4% in 2005. The 2006 year also includes $5.5 million of tax benefits associated with the reduction of certain tax contingency accruals for periods for which the statute of limitations expired in 2006. Excluding this benefit, our effective tax benefit rate for 2006 would have been 33.8%, which is different from our marginal 2006 tax rate of 37.4%. The difference is primarily due to the magnitude of nondeductible expenses, such as employee per-diem costs and stock-based compensation expense recorded for certain stock awards. We applied our 2005 marginal rate of 37.5% to the cumulative effect of the accounting change. Our remaining tax contingency accruals are not significant.

2005 Compared With 2004

Our consolidated net loss for 2005 was $5.9 million, or $0.01 per diluted share, versus a consolidated net loss of $15.3 million, or $0.57 per share, in 2004.

Our consolidated income before income tax and the accounting change for 2005 was $137.2 million compared to a pre-tax loss in 2004 of $20.6 million. The 2005 results include certain items that impact the comparability of the years. These items are discussed in the “Results of Operations: 2006 Compared With 2005”

section beginning on page 37. Our 2004 results also include certain items that impact comparability, including severance charges of $53.4 million, an impairment charge of $40.2 million related primarily to our Boeing 737-200C fleet, mark-to-market adjustments on our hedge portfolio, and a navigation fee refund of $11.0 million. Excluding those items, the year-over-year improvement can be characterized by higher revenues, offset by slightly higher non-fuel operating costs and significantly higher fuel costs.

Financial and statistical data comparisons for Alaska and Horizon are shown on pages 28 and 29, respectively. On pages 30 through 32, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Revenues

Operating revenues increased $183.1 million, or 8.2%, during 2005 as compared to 2004 as a result of an 8.2% increase in operating revenue per available seat mile (RASM) on relatively flat capacity. The increase in RASM was driven by a 3.5% increase in ticket yields that resulted from an increase in ticket prices designed to offset higher fuel prices, higher load factors, and higher freight, mail and other revenues. The flat capacity is primarily a direct result of the reduction in our summer flight schedule that was announced in June 2005, offset by the addition of three B737-800 aircraft during the year.

Load factor increased 3.0 percentage points to a record 75.9% for 2005, primarily as a result of an increase in passenger traffic.

Freight and mail revenues increased by $3.9 million, or 4.5%, compared to 2004 as a result of a mail contract we have in the state of Alaska that began in the third quarter of 2004 and fuel surcharges added to our freight services during the third quarter of 2005, offset by lower freight volumes.

Other-net revenues increased $19.8 million, or 16.1%, largely a result of an increase in Mileage Plan revenues, derived from higher award redemption on our partner airlines and an increase in commission revenue associated with sold mileage credits and an increase in our revenues from service to Dutch Harbor, which is operated by a third party.

Alaska Airlines Expenses

In 2005, total operating expenses increased $33.2 million, or 1.5%, compared to 2004. Operating expenses per ASM increased 1.4% from 10.07 cents in 2004 to 10.21 cents in 2005. The increase in operating expenses is due largely to the significant increase in raw fuel expense and increases in aircraft maintenance, contracted services, landing fees and other rentals, and other, offset by larger gains on our fuel hedge portfolio, declines in wages and benefits, food and beverage service, selling expenses, depreciation and amortization, restructuring charges, and the impairment charge in 2004 related to our Boeing 737-200C fleet. Operating expenses per ASM excluding fuel, the navigation fee refund, restructuring and impairment charges increased 1.1% compared to 2004.

Wages and Benefits

Wages and benefits decreased $73.2 million, or 9.2%, during 2005 compared to 2004. Wages were favorably impacted by the following:

•	restructuring initiatives announced in late 2004;

•	the reduction in pilot wages resulting from the new pilot contract that took effect in May 2005;

•	the subcontracting of our ramp services operation in Seattle beginning in the second quarter of 2005;

•	the reduction of 903 full-time equivalents (FTEs) during 2005 to 9,065; and

•	a reduction in benefits cost due to the reduction in FTEs and pension expense.

The year-over-year decline in wages and benefits was partially offset by a favorable $6.6 million adjustment in 2004 related to the ultimate loss estimates for workers compensation.

Overall, the reduction in wages and benefits costs were partially offset by increases in contracted services and maintenance expense as a result of the subcontracting of certain operations.

Variable Incentive Pay

Variable incentive pay increased $10.9 million due to Air Group’s improved financial performance, as defined in the incentive plans

Aircraft Fuel

Aircraft fuel increased $79.3 million, or 20.0%, primarily as a result of the sharp increases in world oil prices. Our raw fuel expense increased $151.3 million to $637.9 million, driven by a 34.3% increase in raw fuel cost per gallon, offset by a 2.3% decline in fuel gallons consumed. We realized gains of $108.8 million from settled hedge contracts, compared to $39.8 million in 2004, resulting in economic fuel expense of $529.1 million, a 18.4% increase over 2004. Our economic fuel cost per gallon increased 21.4% from $1.26 in 2004 to $1.53 in 2005.

In the second quarter of 2005, we entered into a fuel contract whereby the spread between crude oil prices and jet fuel prices is fixed for approximately one-third of our fuel consumption through April 2006. This contract resulted in approximately $10 million in savings for Alaska during 2005.

See page 31 for a table summarizing fuel cost per gallon realized by Alaska (the economic cost per gallon) and the cost per gallon on a GAAP basis (including all hedging gains and losses).

Aircraft Maintenance

Aircraft maintenance increased $39.4 million, or 27.0%, largely resulting from the performance of more airframe work and engine overhauls in 2005 than were performed in 2004. Other factors causing the increase were our power-by-the-hour maintenance agreement whereby we expense B737-400 engine maintenance on a flight-hour basis, regardless of whether the work was actually performed during the period; the contracting out of related heavy maintenance to third parties, which resulted in a shift of costs from wages and benefits into aircraft maintenance; the change in our accounting policy regarding engine and airframe overhauls (see Note 17 to our consolidated financial statements); as well as certain enhancements to aircraft interiors, systems and flight decks to assist with reliability improvement.

Landing Fees and Other Rentals

Landing fees and other rentals increased $19.9 million, or 14.6%. The increase reflects higher landing fee rates and increased rental costs, primarily in Seattle, Portland and Los Angeles, offset by fewer departures.

Contracted Services

Contracted services increased $23.4 million, or 24.2%, largely resulting from the subcontracting of our fleet service and ground support equipment and facility maintenance functions in the fourth quarter of 2004, and the Seattle ramp operations in May 2005. Additionally, the navigation fee refund recorded in contracted services was $4.7 million in 2005 compared to $7.7 million in 2004.

Other Expenses

Other expenses increased $9.0 million, or 6.1%, primarily reflecting increases in passenger remuneration, crew costs, supplies, and legal settlement costs, partly offset by lower insurance premiums. Additionally, in 2004 there were $2.0 million in losses on disposal of assets compared to $3.0 million in 2005.

Horizon Air Revenues

In 2005, operating revenues increased $53.2 million, or 10.6% compared to 2004. This increase is due largely to the increased capacity in both the Horizon-brand flying and contract flying for Frontier Airlines, which began in January 2004, combined with the slight increase in operating revenues per available seat mile (RASM). The increase in RASM was due primarily to an increase in load factors, partially offset by a 2.8% decline in ticket yields.

Load factor increased 3.5 percentage points to 72.8% for 2005, primarily as a result of the 14.8% increase in passenger traffic outpacing the 9.4% increase in capacity. The increases in passenger traffic and capacity are due primarily to increased contract flying with Frontier, the harmonization flying with Alaska, the addition of one CRJ-700 in 2005 and four additional seats on each of our Q400s. Contract flying with Frontier represented approximately 9% of passenger revenues and 23% of capacity, during 2005 compared to 9% and 21%, respectively, in 2004.

Horizon Air Expenses

Operating expenses for 2005 increased $43.2 million, or 8.9%, compared to 2004. Operating expenses per ASM decreased 0.5% compared to 2004. Operating expenses per ASM excluding fuel and impairment charges decreased 1.7% compared to 2004.

Wages and Benefits

Wages and benefits increased $11.1 million, or 6.8%, reflecting a slight increase in the average number of employees and wages per employee and the move to a new paid-time-off program resulting in a one-time charge related to the transition.

Variable Incentive Pay

Variable incentive pay increased $3.8 million reflecting the improved financial performance and a new operationally-based incentive program for all employees.

Aircraft Fuel

Aircraft fuel costs increased $14.4 million, or 24.6%, primarily resulting from the sharp increases in world oil prices. Our raw fuel expense increased $27.0 million to $97.7 million, driven by a 3.2% increase in gallons consumed and a 33.8% increase in raw fuel cost per gallon. We realized gains of $16.2 million from settled hedge contracts, compared to $5.4 million in 2004, resulting in economic fuel expense of $81.5 million, a 24.8% increase over 2004. Our economic fuel cost per gallon increased 20.6% from $1.31 in 2004 to $1.58 in 2005.

See page 32 for a table summarizing fuel cost per gallon realized by Horizon (the economic cost per gallon) and the cost per gallon on a GAAP basis (including all hedging gains and losses).

Aircraft Maintenance

Aircraft maintenance expense increased $5.0 million, or 13.1%, primarily due to a higher number of engine overhauls and propeller work for the Q400 fleet and to fewer aircraft being covered by warranty.

Landing Fees and Other Rentals

Landing fees and other rentals increased $6.3 million, or 15.2%. Higher landing fees are a result of significant rate increases at several of our key airports, and to increased departures and new markets served.

Consolidated Nonoperating Income (Expense)

Net nonoperating expense was $29.3 million in 2005 compared to $26.3 million in 2004. Interest income increased $6.4 million as a result of improved returns and a slightly larger average marketable securities portfolio in 2005, offset by the interest income in 2004 associated with the navigation fee refund. Interest expense increased $11.1 million due to interest rate increases on our variable-rate debt and the changes to some of our variable-rate debt agreements to slightly higher fixed-rate agreements. Capitalized interest increased $7.2 million in 2005. This increase is due to the significant increase in deposits for future flight equipment resulting from orders for Boeing 737-800 and Bombardier Q400 aircraft.

Consolidated Income Tax Expense (Benefit)

Our consolidated effective income tax rate on pre-tax income before the cumulative effect of the accounting change for 2005 was 38.4% compared to an effective income tax rate of 25.7% on a pre-tax loss in 2004. Due to the magnitude of nondeductible expense, such as employee per-diem costs, relative to a marginal pre-tax profit or loss, a relatively small change in pre-tax results may cause a significant change in the effective tax rate. We applied our 2005 marginal rate of 37.5% to the cumulative effect of the accounting change.

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

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial position and results of operations in this MD&A is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. See Note 1 to the consolidated financial statements for a description of our significant accounting policies. Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties, and that potentially may result in materially different results under varying assumptions and conditions. Management has identified the following critical accounting estimates and has discussed the development, selection and disclosure of these policies with our audit committee.

Mileage Plan

Our Mileage Plan loyalty program awards miles to member passengers who fly on Alaska or Horizon and our many travel partners. Additionally, we sell miles to third parties, such as our credit card partner, for cash. In either case, the outstanding miles may be redeemed for travel on Alaska, Horizon, or any of our alliance partners. As long as the Mileage Plan is in existence, we have an obligation to provide this future travel. For awards earned by passengers who fly on Alaska, Horizon or our travel partners, we recognize a liability and the corresponding selling expense for this future obligation. For miles sold to third parties, the majority of the sales proceeds are recorded as deferred revenue and recognized when the award transportation is provided. The commission component of these sales proceeds (defined as the proceeds we receive from the sale of mileage credits minus the amount we defer) is recorded as other-net revenue when the cash is received. The deferred revenue is recognized as passenger revenue when awards are issued and flown on Alaska or Horizon, and as other-net revenue for awards issued and flown on partner airlines.

At December 31, 2006, we had approximately 103 billion miles outstanding, resulting in an aggregate liability and deferred revenue balance of $545.6 million. Both the liability and the deferred revenue are determined based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption could greatly affect the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

1. The rate at which we defer sales proceeds from sold miles:

We defer an amount that represents our estimate of the fair value of a free travel award by looking to the sales prices of comparable paid travel. As fare levels change, our deferral rate changes, which may result in the recognition of a higher or lower portion of the cash proceeds from the sale of miles as commission revenue in any given quarter. For example, due to the year-over-year increases in average industry ticket prices, our deferral rate increased in 2006, resulting in lower commission revenue and an increase in the amount of revenue deferred for miles sold. Holding all other assumptions constant, an additional 1% increase in the deferral rate would have reduced our 2006 commission revenue by approximately $2.1 million.

2. The number of miles that will not be redeemed for travel (breakage):

Members may not reach the mileage threshold necessary for a free ticket, and outstanding miles may not always be redeemed for travel. Therefore, based on the number of Mileage Plan accounts and the miles in the accounts, we estimate how many miles will never be used (“breakage”), and do not record a liability for those miles. Our estimates of breakage consider activity in our members’ accounts, account balances, and other factors. We believe our breakage assumptions are reasonable in light of historical experience and future expectations. A hypothetical 1.0% change in our estimate of breakage (currently 12% in the aggregate) has approximately a $6.0 million effect on the liability. Actual breakage could differ significantly from our estimates.

3. The number of miles used per award (i.e., free ticket):

We estimate how many miles will be used per award. For example, our members may redeem credit for free travel to various locations or choose between a highly restricted award and an unrestricted award. If actual miles used are more or less than estimated, we may need to adjust the liability and corresponding expense. Our estimates are based on the current requirements in our Mileage Plan program and historical redemptions on Alaska, Horizon or other airlines.

4. The number of awards redeemed for travel on Alaska or Horizon versus other airlines:

The cost for Alaska or Horizon to carry an award passenger is typically lower than the cost we will pay to other airlines. We estimate the number of awards that will be redeemed on Alaska or Horizon versus on other airlines and accrue the costs based on our estimate of historical redemption patterns. If the number of awards redeemed on other airlines is higher or lower than estimated, we may need to adjust our liability and corresponding expense.

5. The costs that will be incurred to provide award travel:

When a frequent flyer travels on his or her award ticket on Alaska or Horizon, incremental costs such as food, fuel and insurance are incurred to carry that passenger. We estimate what these costs will be

(excluding any contribution to overhead and profit) and accrue a liability. If the passenger travels on another airline on an award ticket, we often must pay the other airline for carrying the passenger. The other airline costs are based on negotiated agreements and are often substantially higher than the costs we would incur to carry that passenger. We estimate how much we will pay to other airlines for future travel awards based on historical redemptions and settlements with other carriers and accrue a liability accordingly. The costs actually incurred by us or paid to other airlines may be higher or lower than the costs that were estimated and accrued, and therefore we may need to adjust our liability and recognize a corresponding expense.

We review Mileage Plan estimates each quarter, and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

Pension Plans

We account for the defined-benefit pension plans using SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status in other comprehensive income. Under SFAS No. 158, pension expense is recognized on an accrual basis over employees’ approximate service periods and is generally independent of funding decisions or requirements. We recognized expense for our qualified defined-benefit pension plans of $78.3 million, $71.7 million, and $78.3 million in 2006, 2005, and 2004, respectively.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. At December 31, 2006, the fair value of our qualified defined-benefit pension plan assets totaled $835.9 million. We contributed $121.9 million to the plan in 2006 and anticipate making a cash contribution of approximately $50 million during 2007.

Pension expense increases as the expected rate of return on pension plan assets decreases. As of December 31, 2006, we estimate that the pension plan assets will generate a long-term rate of return of 7.75%. This rate was developed with input from consultants as well as long-term inflation assumptions. We regularly review the actual asset allocation and periodically rebalance investments as considered appropriate. This expected long-term rate of return on plan assets at December 31, 2006 is based on an allocation of U.S. and non-U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 7.75% to 7.25%) would increase our estimated 2007 pension expense by approximately $4.2 million.

Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.75% and 5.50% at December 31, 2006 and 2005, respectively. The discount rate is determined based on the current rates earned on high-quality long-term bonds. Decreasing the discount rate by 0.5% (from 5.75% to 5.25%) would increase our projected benefit obligation at December 31, 2006 by approximately $74.9 million and increase estimated 2007 pension expense by approximately $9.0 million.

With the exception of the plan covering Alaska’s pilots, all of our defined-benefit pension plans are closed to new entrants.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict what these factors will be in the future.

Long-lived Assets

As of December 31, 2006, we had approximately $2.4 billion of property and equipment and related assets. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, changes in fleet plans, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, management decisions regarding the future use of the assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.

In March 2006, our Board approved a plan to accelerate the retirement of our MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008, which is earlier than the original retirement schedule. As a result of this decision, we evaluated impairment as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and concluded that the carrying value of the MD-80 fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the first quarter of 2006, the Company recorded an impairment charge totaling $131.1 million to write down the fleet to its estimated fair market value. Additionally, during the third quarter of 2006, we bought five MD-80 aircraft from lessors and terminated the leases for those five aircraft. The total purchase price for the five aircraft was $80.9 million, including assumed debt of $11.6 million. Immediately upon purchase of the aircraft, we evaluated impairment and concluded that the carrying value was not recoverable. As a result, we recorded an additional $58.4 million charge in the third quarter for the impairment. See Note 2 in the Consolidated Financial Statements for further discussion about the impairment of the MD-80s and a similar impairment to our Boeing 737-200 aircraft recorded in 2004.

There is inherent risk in estimating the fair value of our aircraft and their salvage values at the time of an impairment. Actual proceeds upon disposition of the aircraft could be materially less than expected, resulting in additional loss. Our estimate of salvage value at the time of disposal could also change, requiring us to increase the depreciation expense on the affected aircraft.

Workers’ Compensation and Employee Health-Care Accruals

We use a combination of insurance and self-insurance mechanisms to provide for workers’ compensation claims and employee health-care benefits. Liabilities associated with these risks are not discounted and are estimated, in part, by considering historical claims experience and outside expertise, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. Our workers’ compensation and employee health care accruals totaled $35.7 million at December 31, 2006, compared to $34.4 million at December 31, 2005.

Realizability of Deferred Tax Assets

The Company has a net deferred tax asset of $19.6 million at December 31, 2006, which includes gross deferred tax assets of $504.2 million, partially offset by gross deferred tax liabilities of $484.6 million. In accordance with SFAS No. 109, Accounting for Income Taxes, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would be realizable and thus no valuation allowance has been recorded as of December 31, 2006. Our conclusion is based on the expected future reversals of existing taxable temporary differences and does not rely on future taxable income. Should we incur additional losses in the future, our ability to realize the net operating loss carryforwards may be subject to greater uncertainty.

New Accounting Standards

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to our financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 effective January 1, 2006. See Note 16 to the consolidated financial statements for further discussion.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair-value measurements required under other accounting pronouncements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157, but do not expect the statement to have a significant impact on our results from operations or financial position.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, How Sales Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 31, 2006. Taxes collected from our passengers, which include sales taxes, airport and security fees and other fees, are and have been recorded on a net basis. We have no intention of modifying this accounting policy. As such, the adoption of EITF 06-03 will not have an effect on our results from operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

	December 31, 2006	December 31, 2005	Change
	(In millions, except per-share and debt-to-capital amounts)
Cash and marketable securities	$1,013.9	$982.6	$31.3
Working capital	335.6	374.7	(39.1)
Long-term debt, net of current portion	1,031.7	969.1	62.6
Shareholders’ equity	885.5	827.6	57.9
Book value per common share	$21.97	$24.74	($2.77)
Long-term debt-to-capital	54%: 46%	54%:46%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	72%: 28%	73%:27%	NA

Our debt-to-capital ratio, including aircraft operating leases, decreased from December 31, 2005 primarily as a result of the conversion to equity of our senior convertible notes in April 2006, partially offset by a $52.6 million net loss for 2006, unfavorable adjustments to accumulated other comprehensive income for pension and postretirement obligations totaling $61.4 million after tax, an $18.6 million after-tax adjustment to equity upon our adoption of Staff Accounting Bulletin No. 108, and an increase in our outstanding debt in connection with new aircraft-secured debt arrangements in 2006.

During the year ended December 31, 2006, our cash and marketable securities increased $31.3 million to $1,013.9 million. The following discussion summarizes the primary drivers of the increase and our expectation of future cash requirements.

Analysis of Cash Flows

Cash Provided by Operating Activities

During 2006, net cash provided by operating activities was $449.8 million, compared to $270.1 million during 2005. The improvement was driven by significantly higher operating revenues and a decline in cash payments made for severance compared to the prior year, offset by continued increases in fuel costs and $121.9 million in cash contributions to our defined-benefit pension plans during 2006 compared to $69.3 million during the same period in 2005. We typically generate positive cash flows from operations, but anticipate consuming substantially all of that cash for capital expenditures and debt payments in the next several years.

Cash Used in Investing Activities

Cash used in investing activities was $533.0 million during 2006, compared to $481.1 million in 2005. We had net sales of $129.4 million of marketable securities and spent $678.5 million for property and equipment additions, net of proceeds from asset dispositions, resulting in an increase of $268.1 million compared to 2005. The increase in capital expenditures is primarily due to the increase in pre-delivery payments made for future aircraft deliveries and the purchase in 2006 of ten B737-800s, five MD-80s out of leases, two Q400s and one CRJ-700, compared to three B737-800s in 2005. We expect capital expenditures to be approximately $680 million (of which $605 million is expected to be aircraft-related) in 2007 as we take delivery of 14 new B737-800 and 13 new Bombardier Q400 aircraft.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $240.3 million during 2006 compared to $256.6 million during 2005. We obtained debt financing for nine new B737-800 aircraft and one CRJ-700 purchased in 2006. We had $30.4 million in proceeds from the issuance of our common stock through stock option exercises and our employee stock purchase plan, compared to $15.2 million during 2005. Offsetting these increases were normal long-term debt payments of $62.0 million and debt payments on our pre-delivery payment facility of $140.6 million in 2006. In the fourth quarter of 2005, we issued 5.7 million shares of common stock for proceeds of $200.0 million, net of underwriting discounts and professional fees.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, additional debt financing, and availability of credit under our pre-delivery payment facility. We have debt financing arranged for 10 of our 14 firm 2007 deliveries of B737-800s and are currently negotiating financing for the Q400s.

Supplemental Disclosure of Noncash Investing and Financing Activities

In the second quarter of 2006, we called for redemption all of our $150 million senior convertible notes, and all of the notes were converted by the holders into shares of our common stock. Additionally, we assumed debt totaling $11.6 million in connection with the purchase of one of the MD-80 aircraft purchased from lessors during the third quarter of 2006.

Bank Line-of-Credit Facility

Alaska has a $160 million variable-rate credit facility that expires in March 2008. As of December 31, 2006, there are no outstanding borrowings on this credit facility and the Company has no immediate plans to borrow using this credit facility. See Note 7 in the Consolidated Financial Statements for further discussion.

Pre-delivery Payment Facility

Alaska’s $172 million variable-rate revolving loan facility is available to provide a portion of the pre-delivery funding requirements of Alaska’s purchase of new Boeing 737-800 aircraft under the current aircraft purchase agreement. The facility expires on August 31, 2009. The interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by Alaska’s rights under the Boeing purchase agreement. The principal amounts outstanding on the facility relate to specified aircraft and will be repaid at the time that Alaska takes delivery of the aircraft, if not sooner, likely using proceeds from long-term debt financing on those aircraft. As of December 31, 2006, $39.2 million was outstanding. No amounts have been borrowed subsequent to year-end, although we may use the facility in the future to fund additional pre-delivery payments.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

At December 31, 2006, we had firm orders for 51 aircraft requiring aggregate payments of approximately $1.2 billion, as set forth below. Alaska has options to acquire 24 additional B737s and purchase rights for 27 more, and Horizon has options to acquire 19 Q400s and 15 CRJ-700s. Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft with leases, long-term debt or internally generated cash.

During 2006, Alaska took delivery of 12 B737-800s, two of which are under operating lease agreements, one was paid for with cash on hand, and nine were paid for with cash and then subsequently financed with fixed-rate debt arrangements. Horizon took delivery of two used Q400s, both of which were paid for with cash on hand, and one CRJ-700, which was financed with a variable-rate debt arrangement. During 2006, Alaska executed an arrangement to sell six B737-200 aircraft. Title to each aircraft will be transferred as each of the aircraft leaves our fleet over the next several months, with the last aircraft expected to leave our fleet in April 2007. Two of these aircraft were sold during 2006 and two were sold subsequent to the end of the year, all of which resulted in nominal gains on the transactions.

The following table summarizes aircraft purchase commitments and payments by year, as of December 31, 2006:

	Delivery Period - Firm Orders
Aircraft	2007	2008	2009	2010	2011	Beyond 2011	Total
Boeing 737-800	14	11	4	6	3	—	38
Bombardier Q400	13	—	—	—	—	—	13

Total	27	11	4	6	3	—	51

Payments (Millions)	$536.6	$270.3	$159.9	$146.0	$44.9	—	$1,157.7

Two of the B737-800 aircraft and four of the Q400s were delivered subsequent to December 31, 2006. The two B737-800 were paid for with cash on hand and subsequently debt-financed. The Q400s were paid for with cash on hand. Management is currently reviewing financing alternatives for the Q400s, but no agreements have been executed as of the date of this report. The remaining B737-800 aircraft scheduled for delivery in 2007 are generally evenly spread throughout the rest of the year. The majority of the 13 Q400s will be delivered in the first six months of the year. Financing for seven of the remaining 11 B737-800 aircraft deliveries in 2007 has already been arranged. The other four deliveries are expected to be paid for with cash on hand. The Company is evaluating financing options for the Q400 deliveries.

If we are able to successfully achieve targeted profitability and implement our growth strategy, Alaska and Horizon will continue to convert additional options and purchase rights into firm orders, resulting in capital expenditure spending ..

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, capital lease obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2006. This table excludes contributions to our various pension plans, which we expect to be approximately $50 million to $80 million per year through 2010.

						Beyond
(in millions)	2007	2008	2009	2010	2011	2011	Total
Current and long-term debt obligations (excluding the pre- delivery payment facility)	$79.9	$83.7	$88.1	$94.2	$122.4	$643.3	$1,111.6
Current and long-term portions of the pre-delivery payment facility	39.2	—	—	—	—	—	39.2
Operating lease commitments(1)	246.8	237.3	218.2	207.7	177.4	680.6	1,768.0
Aircraft purchase commitments	536.6	270.3	159.9	146.0	44.9	—	1,157.7
Interest obligations (2)	75.1	70.5	63.0	56.8	50.2	143.2	458.8
Other purchase obligations (3)	29.4	29.7	30.0	30.3	30.6	93.6	243.6

Total	$1,007.0	$691.5	$559.2	$535.0	$425.5	$1,560.7	$4,778.9

(1)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. The aircraft operating leases include lease obligations for six leased MD-80 aircraft, four of which we intend to retire earlier than expected in connection with our fleet transition plan.
(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of December 31, 2006.
(3)	Includes minimum obligations under our long-term power-by-the-hour maintenance agreement.

Effect of Inflation and Price Changes

Inflation and price changes other than for aircraft fuel do not have a significant effect on our operating revenues, operating expenses and operating income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have interest-rate risk on our floating-rate debt obligations and our available-for-sale marketable investment portfolio, and commodity-price risk in jet fuel required to operate our aircraft fleet. We purchase the majority of our jet fuel at prevailing market prices, and seek to manage market risk through execution of a documented hedging strategy and other means. We have market-sensitive instruments in the form of fixed-rate debt instruments and financial derivative instruments used to hedge our exposure to jet-fuel price increases. We do not purchase or hold any derivative financial instruments for trading purposes.

Market Risk – Aircraft Fuel

Currently, our fuel-hedging portfolio consists almost exclusively of crude oil call options. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts. Although to a lesser extent, we also use collar structures for fuel hedging purposes. We believe there is risk in not hedging against the possibility of fuel price increases. See Note 4 in the Consolidated Financial Statements for a summary of our hedge positions. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2006 would increase or decrease the fair value of our hedge portfolio by approximately $23.6 million and $20.5 million, respectively.

Additionally, we have entered into fuel purchase contracts that fix the refining margin we pay for approximately 50% of Alaska’s fuel consumption in the first quarter of 2007.

Please refer to pages 30 through 32, as well as to Note 4 in the consolidated financial statements, for company-specific data on the results of our fuel-hedging program.

Financial Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2006 would correspondingly change our net earnings and cash flows associated with these items by approximately $2.6 million. In order to help mitigate the risk of interest rate fluctuations, we fixed the interest rates on certain existing variable-rate debt agreements in 2005 and 2006. Additionally, several of our new debt arrangements in 2006 were fixed-rate arrangements and we converted our variable-rate $150 million senior notes to equity in 2006. As a result, our variable-rate debt is approximately 37% of our total long-term debt at December 31, 2006 compared to 44% at December 31, 2005.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2006, interest income would increase by approximately 41 basis points.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Consolidated Financial Information (Unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
	(in millions, except per share)
Operating revenues	$735.4	$642.5	$873.0	$756.5	$935.7	$845.7	$790.3	$730.6
Operating income (loss)	(125.2)	27.3	80.1	36.6	(24.0)	153.1	(18.2)	(50.5)
Income (loss) before accounting change	(79.1)	9.9	55.5	17.4	(17.4)	90.2	(11.6)	(33.0)
Net income (loss)	(79.1)	(80.5)	55.5	17.4	(17.4)	90.2	(11.6)	(33.0)
Basic earnings (loss) per share:
Income (loss) before accounting change*	(2.36)	0.36	1.46	0.64	(0.44)	3.28	(0.29)	(1.15)
Net income (loss)*	(2.36)	(2.97)	1.46	0.64	(0.44)	3.28	(0.29)	(1.15)
Diluted earnings (loss) per share:
Income (loss) before accounting change*	(2.36)	0.34	1.38	0.56	(0.44)	2.71	(0.29)	(1.15)
Net income (loss) *	(2.36)	(2.39)	1.38	0.56	(0.44)	2.71	(0.29)	(1.15)

*	For earnings per share, the sum of the quarters will not equal the total for the full year.

Alaska Air Group, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31 (In Millions)	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$230.7	$73.6
Marketable securities (including securities loaned of $108.4 and $110.0)	783.2	909.0

Total cash and marketable securities	1,013.9	982.6
Securities lending collateral	111.3	112.0
Receivables—less allowance for doubtful accounts of $2.9 and $2.7	134.2	124.2
Inventories and supplies—net	44.7	44.0
Deferred income taxes	134.2	91.8
Fuel hedge contracts	45.9	101.4
Prepaid expenses and other current assets	88.1	84.3

Total Current Assets	1,572.3	1,540.3

Property and Equipment
Aircraft and other flight equipment	2,296.6	2,283.1
Other property and equipment	530.7	481.0
Deposits for future flight equipment	437.8	305.3

	3,265.1	3,069.4
Less accumulated depreciation and amortization	906.1	1,037.2

Total Property and Equipment—Net	2,359.0	2,032.2

Intangible Asset Related to Additional Minimum Pension Liability	—	33.6

Fuel Hedge Contracts	22.7	51.9

Other Assets	123.1	134.0

Total Assets	$4,077.1	$3,792.0

See accompanying notes to consolidated financial statements.

Alaska Air Group, Inc.

CONSOLIDATED BALANCE SHEETS

As of December 31 (In Millions Except Share Amounts)	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$90.0	$86.9
Accrued aircraft rent	56.8	71.8
Accrued wages, vacation and payroll taxes	144.0	105.9
Other accrued liabilities	404.3	383.7
Air traffic liability	311.2	291.8
Securities lending obligation	111.3	112.0
Current portion of long-term debt	119.1	113.5

Total Current Liabilities	1,236.7	1,165.6

Long-Term Debt, Net of Current Portion	1,031.7	969.1

Other Liabilities and Credits
Deferred income taxes	114.6	156.4
Deferred revenue	333.0	291.1
Other liabilities	475.6	382.2

	923.2	829.7

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2006—42,501,163 shares
2005— 35,932,925 shares	42.5	35.9
Capital in excess of par value	877.9	710.3
Treasury stock (common), at cost: 2006—2,207,474 shares
2005—2,478,779 shares	(50.4)	(56.6)
Deferred stock-based compensation	—	(8.1)
Accumulated other comprehensive loss	(191.4)	(132.0)
Retained earnings	206.9	278.1

	885.5	827.6

Total Liabilities and Shareholders’ Equity	$4,077.1	$3,792.0

See accompanying notes to consolidated financial statements.

Alaska Air Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (In Millions Except Per Share Amounts)	2006	2005	2004
Operating Revenues
Passenger	$3,083.0	$2,728.7	$2,494.6
Freight and mail	97.3	94.1	90.3
Other—net	154.1	152.5	138.9

Total Operating Revenues	3,334.4	2,975.3	2,723.8

Operating Expenses
Wages and benefits	937.0	903.6	962.2
Variable incentive pay	36.8	20.0	5.3
Aircraft fuel, including hedging gains and losses	873.5	548.9	455.2
Aircraft maintenance	230.7	228.5	184.1
Aircraft rent	180.2	187.0	187.4
Landing fees and other rentals	204.0	202.7	179.4
Contracted services	153.2	132.4	108.4
Selling expenses	169.3	163.4	150.6
Depreciation and amortization	157.5	143.4	142.6
Food and beverage service	51.2	51.3	51.9
Other	214.0	207.2	197.4
Fleet transition costs	189.5	—	—
Restructuring charges and adjustments	24.8	20.4	53.4
Impairment of aircraft and related spare parts	—	—	40.2

Total Operating Expenses	3,421.7	2,808.8	2,718.1

Operating Income (Loss)	(87.3)	166.5	5.7

Nonoperating Income (Expense)
Interest income	54.3	30.9	24.5
Interest expense	(78.0)	(63.0)	(51.9)
Interest capitalized	24.7	8.9	1.7
Other—net	(1.5)	(6.1)	(0.6)

	(0.5)	(29.3)	(26.3)

Income (loss) before income tax and accounting change	(87.8)	137.2	(20.6)
Income tax expense (benefit)	(35.2)	52.7	(5.3)
Income (loss) before accounting change	(52.6)	84.5	(15.3)
Cumulative effect of accounting change, net of tax	—	(90.4)	—

Net Loss	$(52.6)	$(5.9)	$(15.3)

Basic Earnings (Loss) Per Share:
Income (loss) before accounting change	$(1.39)	$3.06	$(0.57)
Cumulative effect of accounting change	NA	(3.27)	—

Net Loss Per Share	$(1.39)	$(0.21)	$(0.57)

Diluted Earnings (Loss) Per Share:
Income (loss) before accounting change	$(1.39)	$2.65	$(0.57)
Cumulative effect of accounting change	NA	(2.66)	—

Net Loss Per Share	$(1.39)	$(0.01)	$(0.57)

Unaudited Pro Forma Results (assuming change in method of accounting was applied retrospectively):
Pro forma net loss	NA	NA	$(11.2)
Pro Forma Basic Loss Per Share	NA	NA	$(0.42)
Pro Forma Diluted Loss Per Share	NA	NA	$(0.42)
Shares used for computation:
Basic	37.939	27.609	26.859
Diluted	37.939	33.917	26.859

See accompanying notes to consolidated financial statements.

Alaska Air Group, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2003	26.762	$29.5	$486.3	$(61.9)	$0.0	$(79.0)	$299.3	$674.2

2004 net loss							(15.3)	(15.3)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $1.0 tax expense						1.5		1.5

Related to marketable securities:
Change in fair value						(5.2)
Reclassification to earnings						0.9
Income tax effect						1.6

						(2.7)		(2.7)

Related to fuel hedges:
Change in fair value						17.9
Reclassification to earnings						(16.5)
Income tax effect						(0.5)

						0.9		0.9

Minimum pension liability adjustment net of $1.2 tax benefit						(2.3)		(2.3)

Total comprehensive loss								(17.9)
Deferred stock-based compensation			3.5		(3.5)			0.0
Amortization of deferred stock-based compensation			—		0.1			0.1
Treasury stock sales	0.062	—	—	1.4				1.4
Stock issued for employee stock purchase plan	0.137	0.1	2.4	—				2.5
Stock issued under stock plans, including $0.6 tax benefit	0.165	0.2	4.3	—				4.5

Balances at December 31, 2004	27.126	$29.8	$496.5	$(60.5)	$(3.4)	$(81.6)	$284.0	$664.8

2005 net loss							(5.9)	(5.9)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.7 tax benefit						(1.1)		(1.1)

Related to marketable securities:
Change in fair value						(3.5)
Reclassification to earnings						3.5
Income tax effect						0.0

						0.0		0.0

Related to fuel hedges:
Reclassification to earnings						(12.8)
Income tax effect						4.7

						(8.1)		(8.1)

Minimum pension liability adjustment, net of $24.4 tax benefit						(41.2)		(41.2)

Total comprehensive loss								(56.3)
Deferred stock-based compensation			6.8		(6.8)			0.0
Amortization of deferred stock-based compensation			—		2.1			2.1
Treasury stock sales	0.172	—	—	3.9				3.9
Stock issued for employee stock purchase plan	0.114	0.1	2.3	—				2.4
Stock issued under stock plans, including $1.8 tax benefit	0.342	0.3	10.4	—				10.7
Stock issued in equity offering, net of $0.4 fees	5.700	5.7	194.3					200.0

Balances at December 31, 2005	33.454	$35.9	$710.3	$(56.6)	$(8.1)	$(132.0)	$278.1	$827.6

See accompanying notes to consolidated financial statements.

Alaska Air Group, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(In Millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2005	33.454	$35.9	$710.3	$(56.6)	$(8.1)	$(132.0)	$278.1	$827.6

Cumulative effect of adoption of SAB 108, net of $11.1 tax effect	—	—	—	—	—	—	(18.6)	(18.6)

Adjusted balances at December 31, 2005	33.454	$35.9	$710.3	$(56.6)	$(8.1)	$(132.0)	$259.5	$809.0
2006 net loss							(52.6)	(52.6)
Other comprehensive income (loss):
Pension liability adjustment, net of $25.2 tax benefit						(43.1)		(43.1)

Postretirement medical liability adjustment, net of $11.1 tax benefit						(18.7)		(18.7)

Officers supplemental retirement plan net of $0.2 tax effect						0.4		0.4

Related to marketable securities:
Change in fair value						4.0
Reclassification to earnings						(0.4)
Income tax effect						(1.3)

						2.3		2.3
Related to fuel hedges:
Reclassification to earnings						(0.6)
Income tax effect						0.3

						(0.3)		(0.3)

Total comprehensive loss								(112.0)
Implementation of SFAS 123R			(8.1)		8.1			0.0
Stock-based compensation			8.2					8.2
Treasury stock issued under stock plans	0.272	—	—	6.2				6.2
Stock issued for employee stock purchase plan	0.093	0.1	2.4	—				2.5
Stock issued under stock plans, including $4.1 tax benefit	0.706	0.7	25.3	—				26.0
Stock issued upon conversion of senior convertible notes, net of $4.4 million of unamortized issuance costs	5.769	5.8	139.8					145.6

Balances at December 31, 2006	40.294	$42.5	$877.9	$(50.4)	$0.0	$(191.4)	$206.9	$885.5

See accompanying notes to consolidated financial statements.

Alaska Air Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In Millions)	2006	2005	2004
Cash flows from operating activities:
Net loss	$(52.6)	$(5.9)	$(15.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	90.4	—
Fleet transition costs	189.5	—	—
Restructuring charges and adjustments	24.8	20.4	53.4
Impairment of aircraft and related spare parts	—	—	40.2
Depreciation and amortization	157.5	143.4	142.6
Amortization of airframe and engine overhauls	—	—	62.6
Stock-based compensation	8.2	2.1	0.1
Changes in fair values of open fuel hedge contracts	84.1	(70.1)	(55.4)
Loss (gain) on sale of assets	(0.4)	1.6	1.0
Changes in deferred income taxes	(34.0)	51.6	(2.5)
Tax benefit from stock option exercises	(4.1)	(1.8)	(0.6)
(Increase) decrease in receivables—net	(10.0)	(24.8)	21.3
Increase in prepaid expenses and other current assets	(11.3)	(13.4)	(21.0)
Increase in air traffic liability	19.4	41.6	12.5
Increase (decrease) in other current liabilities	34.7	(11.5)	81.0
Increase in deferred revenue and other-net	44.0	46.5	13.5

Net cash provided by operating activities	449.8	270.1	333.4

Cash flows from investing activities:
Proceeds from disposition of assets	3.6	6.5	12.4
Purchases of marketable securities	(806.5)	(1,184.5)	(976.1)
Sales and maturities of marketable securities	935.9	1,121.4	745.3
Securities lending collateral	0.7	(112.0)	—
Securities lending obligation	(0.7)	112.0	—
Property and equipment additions:
Aircraft and aircraft purchase deposits	(591.8)	(345.0)	(60.8)
Capitalized overhauls	—	—	(63.8)
Other flight equipment	(37.8)	(46.6)	(26.9)
Other property and equipment	(52.5)	(32.9)	(35.2)
Aircraft deposits returned	—	7.6	19.2
Restricted deposits and other	16.1	(7.6)	(6.1)
Net cash used in investing activities	(533.0)	(481.1)	(392.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	408.4	93.8	94.6
Long-term debt and capital lease payments	(202.6)	(54.2)	(209.9)
Proceeds from issuance of common stock, net of related fees	30.4	215.2	8.4
Tax benefit from stock option exercises	4.1	1.8	0.6

Net cash provided by (used in) financing activities	240.3	256.6	(106.3)

Net change in cash and cash equivalents	157.1	45.6	(164.9)
Cash and cash equivalents at beginning of year	73.6	28.0	192.9

Cash and cash equivalents at end of year	$230.7	$73.6	$28.0

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$48.2	$51.7	$49.7
Income taxes	9.5	1.5	(39.8)
Noncash investing and financing activities:
Conversion of senior convertible notes to equity	$150.0	$—	$—
Debt assumed in purchase of MD-80 aircraft	11.6
Assets acquired under long-term debt and capital leases			44.7
Credit received for flight deposits deferred in other liabilities		9.7

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alaska Air Group, Inc.

December 31, 2006

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

Nature of Operations

Alaska and Horizon operate as airlines. However, their business plans, competition, and economic risks differ substantially. Alaska is a major airline and principally serves destinations in the state of Alaska and provides north/south service between cities in the western U.S., Canada and Mexico. Alaska also provides east/west service to eight cities, primarily from Seattle. It operates an all-jet fleet and its average passenger trip in 2006 was 1,038 miles. Horizon is a regional airline serving primarily the Pacific Northwest, northern California, and western Canada. Horizon serves its own native markets and provides certain contract flying for Alaska. Horizon operates both jet and turboprop aircraft, and its average passenger trip in 2006 was 392 miles.

West Coast passenger traffic accounted for 45% of Alaska’s 2006 revenue passenger miles, passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 20%, the Mexico markets accounted for 11%, the Canada markets accounted for 4%, and other markets accounted for 20%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Los Angeles, Anchorage, and Portland. Based on 2006 revenues, its leading nonstop routes are Anchorage-Seattle, Los Angeles-Seattle, and San Diego-Seattle.

Approximately 91% of Horizon’s revenue passenger miles are flown domestically, primarily in the states of Washington, Oregon and Idaho. The Canada markets accounted for 9% of revenue passenger miles in 2006. Based on passenger enplanements, Horizon’s leading airports are Seattle, Portland, Boise, and Spokane. Based on revenues in 2006, its leading nonstop routes are Portland-Seattle, Spokane-Seattle, and Ontario-Portland.

On January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines. Horizon operated nine regional jet aircraft under the Frontier JetExpress brand in 2005 and 2006. Flying under this agreement represented 23% of Horizon’s capacity and 8% of passenger revenues in 2006 and 23% of capacity and 9% of passenger revenues in 2005. In the third quarter of 2006, Horizon announced that it would discontinue the Frontier JetExpress program beginning in the first quarter of 2007, with a full exit from the program by the end of 2007. The Company anticipates that these aircraft will be redeployed throughout its network.

The Company’s operations and financial results are subject to various uncertainties, such as industry instability, which has lead to bankruptcy filings by some of the major carriers, general economic conditions, intense competition, volatile fuel prices, a largely unionized work force, the need to finance large capital expenditures, government regulation, and potential aircraft incidents.

Approximately 84% and 49% of Alaska and Horizon employees, respectively, are covered by collective bargaining agreements. Approximately 15% and 36% of Alaska and Horizon employees, respectively, are covered under agreements that are currently in negotiations or become amendable prior to December 31, 2007.

Airlines are characterized by high fixed costs. Small fluctuations in load factors and yield (a measure of ticket prices) can have a significant impact on operating results. The Company has been and continues working to reduce unit costs to better compete with carriers that have lower cost structures.

Substantially all of Alaska’s and Horizon’s sales occur in the United States. See Note 14 for operating segment information and geographic concentrations.

Reclassifications

The Company has reclassified all of its fuel-hedging gains and losses from other nonoperating income (expense) to aircraft fuel, including hedging gains and losses, for all periods presented (see Note 4). Certain other reclassifications have been made to conform the prior year’s data to the current format.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $29.7 million and $34.4 million at December 31, 2006 and 2005, respectively, and is included in accounts payable.

Securities Lending

From time to time, the Company lends certain marketable securities to third parties for a period of less than one year to enhance investment income. During the time period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. This cash collateral is restricted and is deposited with a lending agent and invested by that agent in accordance with the Company’s guidelines. The Company maintains full ownership rights to the securities loaned and continues to earn interest and appreciation on them. As of December 31, 2006 and 2005, the Company had $108.4 million and $110.0 million of securities on loan under the program. These affected securities are included as marketable securities in the consolidated balance sheets.

Receivables

Receivables consist primarily of airline traffic (including credit card) receivables, amounts from customers, mileage plan partners, government tax authorities, and other miscellaneous amounts due to the Company, and are net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies-net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $20.5 million and $20.7 million at December 31, 2006 and 2005, respectively. Inventory and supplies-net also includes fuel inventory of $7.2 million and $4.4 million at December 31, 2006 and 2005, respectively. Repairable and rotable aircraft parts inventory are included in flight equipment.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:

Aircraft and related flight equipment:
Boeing 737-400/700/800/900	20 years
Bombardier Q400 and CRJ-700	15 years
Bombardier Q200, Q400 and CRJ-700 rotable spares	10 years
Buildings	25-30 years
Minor building and land improvements	10 years
Capitalized leases and leasehold improvements	Shorter of lease term or estimated useful life
Computer hardware and software	3-5 years
Other furniture and equipment	5-10 years

As a result of the expected early retirement of the B737-200C and MD-80 fleets, all aircraft and related flight equipment are being depreciated through 2007 and 2008, respectively, depending on the scheduled retirement dates.

“Related flight equipment” includes rotable and repairable spare inventory, which are depreciated over the associated fleet life unless otherwise noted.

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

Internally Used Software Costs

The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. The Company capitalized software development costs of $9.9 million, $2.3 million, and $6.8 million during the years ended December 31, 2006, 2005, and 2004, respectively.

Workers Compensation and Employee Health-Care Accruals

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

Deferred Revenue Deferred revenue results primarily from the sale of mileage credits. This revenue is recognized when award transportation is provided or over the term of the applicable agreements.

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

Leased Aircraft Return Costs

Cash payments associated with returning leased aircraft are accrued beginning immediately after the last heavy maintenance visit prior to the scheduled aircraft return date. This accrual is based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return will not be known with certainty until lease termination.

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $9.2 million and $9.9 million as of December 31, 2006 and December 31, 2005, respectively.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the Company’s historical data.

Freight and mail revenues are recognized when service is provided. Other-net revenues are primarily related to the Mileage Plan and they are recognized as described in the “Mileage Plan” paragraph below.

Mileage Plan

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska and through airline partners, the estimated cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are earned and accumulated. Alaska also sells mileage credits to non-airline partners such as hotels, car rental agencies, a grocery store chain, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers the portion of the sales proceeds that represents the estimated fair value of the award transportation and recognizes that amount as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards redeemed and flown on Alaska or Horizon, and as other-net revenue for awards redeemed and flown on other airlines. The portion of the sales proceeds not deferred is recognized as commission income and included in other revenue-net in the consolidated statements of operations. Alaska’s Mileage Plan deferred revenue and liabilities are included under the following balance sheet captions at December 31 (in millions):

Balance Sheet Captions	2006	2005
Current Liabilities:
Other accrued liabilities	$196.6	$165.0
Other Liabilities and Credits:
Deferred revenue	328.3	285.8
Other liabilities	20.7	20.9

Total	$545.6	$471.7

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, including $32.7 million and $25.1 million at December 31, 2006 and 2005, respectively, associated with Mileage Plan awards issued but not yet flown.

Alaska’s Mileage Plan revenue is included under the following statements of operations captions for the years ended December 31 (in millions):

	2006	2005	2004
Passenger revenues	$95.5	$81.3	$65.3
Other-net revenues	98.7	98.9	77.8

Total Mileage Plan revenues	$194.2	$180.2	$143.1

Aircraft Fuel

Aircraft fuel includes raw jet fuel and associated “into-plane” costs, fuel taxes, oil, and all of the gains and losses associated with fuel hedge contracts.

Contracted Services

Contracted services includes expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of Mileage Plan free travel awards, advertising, promotional costs, commissions and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $14.2 million, $14.0 million, and $16.7 million during the years ended December 31, 2006, 2005, and 2004, respectively.

Capitalized Interest

Interest is capitalized on flight equipment purchase deposits as a cost of the related asset, and is depreciated over the estimated useful life of the asset. The capitalized interest is based on the Company’s weighted-average borrowing rate.

Derivative Financial Instruments

The Company accounts for financial derivative instruments utilizing Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. See Note 4 for further discussion.

Income Taxes

The Company uses the asset and liability approach for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95, as of January 1, 2006. This new standard requires companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. The standard applies to both stock options and restricted stock units that the Company grants to employees and the Company’s Employee Stock Purchase Plan (ESPP), which features a look-back provision and allows employees to purchase stock at a 15% discount. The Company is using the “modified prospective method,” which is explained below.

The adoption of SFAS 123R changes the accounting for stock options under the Company’s long-term incentive equity plans and changes the accounting for the Company’s ESPP. Accounting for the Company’s restricted stock awards did not change with the adoption of the standard. All stock-based compensation expense is recorded in wages and benefits in the consolidated statements of operations.

For stock options granted prior to January 1, 2006, for which the vesting period is not complete, the “modified prospective method” for transition permitted by SFAS 123R was used. Under this method, the Company accounts for the unvested portion of these awards on a prospective basis, with expense recognized in the consolidated statements of operations beginning January 1, 2006 using the grant-date fair values previously calculated for pro-forma disclosures. The Company selected this method due to the relatively limited use of stock-based awards and the immaterial impact on the comparability between periods. The Company also elected to use the method available under FASB Staff Position FSP No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an alternative method for calculating historical excess tax benefits (the APIC pool) from the method described in FAS 123(R) for stock-based compensation awards. The standard also requires that tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes be reported as cash flows from financing activities rather than as operating cash flows.

Previously, the Company applied the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. As such, no compensation cost was recognized for option grants or ESPP awards in periods prior to 2006.

The following table identifies the impact of the Company’s adoption of SFAS 123R for the year ended December 31, 2006 (in millions except per share amounts):

	As Reported	Pro-forma using APB 25	Impact
Loss before income taxes	$(87.8)	$(83.5)	$(4.3)
Net loss	$(52.6)	$(49.2)	$(3.4)
Net loss per share:
Basic and diluted	$(1.39)	$(1.30)	$(0.09)
Cash flows from operating activities	$449.8	$453.9	$(4.1)
Cash flows from financing activities	$240.3	$236.2	$4.1

The following table represents the pro-forma net income (loss) before accounting change, pro-forma net income (loss) and pro-forma earnings (loss) per share (EPS) had compensation cost for the Company’s stock options been determined using the fair-value method in 2005 and 2004. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model and then amortized ratably over the vesting period. The Black-Scholes model requires the input of subjective assumptions including the estimated length of time that employees will hold on to their vested options prior to exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”) the risk-free interest rate and the dividend yield. Changes in these assumptions can materially affect the estimate of the fair value of these awards. For the assumptions used in the years presented, see Note 10.

	2005	2004
Income (loss) before accounting change (in millions):
As reported	$84.5	$(15.3)
Add: Total stock-based compensation expense recognized under the intrinsic value-based method, net of related tax	1.3	—
Deduct: Total stock-based compensation expense determined under fair value- based methods for all awards, net of related tax	(4.8)	(4.5)

Pro-forma net income (loss) before accounting change	$81.0	$(19.8)

Net income (loss) as reported	$(5.9)	$(15.3)
recognized under the intrinsic value-based method, net of related tax	1.3	—
Deduct: Total stock-based compensation expense determined under fair value- based methods for all awards, net of related tax	(4.8)	(4.5)

Pro-forma net income (loss)	$(9.4)	$(19.8)

Basic EPS before accounting change:
As reported	$3.06	$(0.57)
Pro-forma	2.93	(0.74)
Basic EPS:
As reported	$(0.21)	$(0.57)
Pro-forma	(0.34)	(0.74)
Diluted EPS before accounting change*:
As reported	$2.65	$(0.57)
Pro-forma	2.55	(0.74)
Diluted EPS*:
As reported	$(0.01)	$(0.57)
Pro-forma	(0.11)	(0.74)

*	Diluted EPS calculations for 2005 include the add-back of interest expense, net of tax, on the Company’s convertible notes. See Note 13 for further discussion.

Variable Interest Entities

The Company is the lessee in a series of operating leases covering our leased aircraft. In many instances, the lessors are trusts established by a third party specifically to purchase, finance and lease aircraft to the Company. These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation requirements of Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, (FIN 46) because the Company is not the primary beneficiary of the entity’s expected gains or losses. The Company’s conclusions are based on the fact that the leasing arrangements involved contain terms which are consistent with market terms at the inception of the lease and do not include residual value guarantees made by the Company, fixed-price purchase obligations or similar features that obligate the Company to absorb the majority of expected losses of the variable interest entities. The Company’s maximum exposure under these types of lease arrangements is the remaining lease payments, which are reflected in future lease commitments in Note 8 (plus the cost, if any, of bringing the equipment into compliance with the physical condition required for return).

New Accounting Standards

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to the Company’s financial statements. SAB 108 was effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in the fourth quarter of 2006 with an effective date of January 1, 2006. See Note 16 for further discussion.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair-value measurements required under other accounting pronouncements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adopting SFAS 157, but does not expect the statement to have a significant impact on the Company’s results from operations or financial position.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, How Sales Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from the Company’s passengers, which include sales taxes, airport and security fees and other fees, are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. As such, the adoption of EITF 06-03 will not have an effect on the Company’s results from operations or financial position.

Fourth Quarter Adjustments

Fourth quarter 2006 adjustments include a favorable $7.6 million adjustment to restructuring charges to adjust for the number of employees that withdrew their participation in the severance program. See Note 3 for further discussion.

Fourth quarter 2005 adjustments include a favorable $0.3 million adjustment to restructuring charges to adjust the estimate for post-employment medical costs for affected employees based on actual costs incurred.

Fourth quarter 2004 adjustments include a charge of $25.9 million related to restructuring initiatives announced earlier in 2004. The total charge in 2004 was $53.4 million. The fourth quarter of 2004 also includes an impairment charge of $0.6 million related to Horizon’s retired F-28 fleet.

Note 2.	Fleet Transition and Impairment

Transition to All-Boeing 737 Fleet

In March 2006, the Company’s Board approved a plan to accelerate the retirement of its MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008, which is earlier than the original retirement schedule. The Company expects to use firm orders, options and additional purchase rights under its existing order of B737-800 aircraft to replace the capacity lost from the early retirement of the MD-80s.

As a result of this decision, the Company evaluated impairment as required by SFAS No. 144 and concluded that the carrying value of the MD-80 fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the first quarter of 2006, the Company recorded an impairment charge totaling $131.1 million (pretax) to write down the fleet to its estimated fair market value.

The estimated fair value of the Company’s aircraft was derived using third-party appraisals and market data compiled by a third-party consultant, adjusted for certain factors deemed appropriate by management, such as the position of each aircraft in its maintenance cycle.

During the third quarter of 2006, the Company purchased five MD-80 aircraft from lessors and, in conjunction with the purchases, terminated the leases for those five aircraft. The total purchase price for the five aircraft was $80.9 million, including assumed debt of $11.6 million. Immediately upon purchase of the aircraft, the Company evaluated impairment and concluded that the carrying value was not recoverable. As a result, the Company recorded a $58.4 million charge in the third quarter for the impairment, including the write-off of $1.8 million of leasehold improvements related to those aircraft. The charge was offset by the reduction of $7.5 million of deferred rent associated with the acquired aircraft. The Company derived the estimated fair value of the five purchased aircraft using a letter of intent from a third-party to purchase the aircraft, third-party appraisals and other market data.

In conjunction with the fair value determination, the Company reassessed the useful lives and residual values of the fleet and related spare equipment and is depreciating each aircraft through the estimated date that it is expected to be retired from the fleet. The estimate of salvage value is highly judgmental and is primarily based on the estimated market price of the aircraft at the date of retirement using current market information adjusted for where the Company expects each aircraft to be in its maintenance cycle.

During 2006, the Company signed a letter of intent with a prospective buyer for its 20 owned MD-80s (including the five purchased from lessors described above), although the Company determined that it would be better to not proceed with that particular transaction. As such, the Company continues to have discussions with parties interested in the other MD-80s, but the timing or completion of any sale is uncertain at this time.

The Company leases six additional MD-80 aircraft, only five of which were in the operating fleet as of December 31, 2006. The current expiration dates on these leases range from January 2007 to October 2013. The Company expects to cease operation of four of these aircraft prior to the lease expiration date through lease buy-outs, lease agreement restructuring, subleasing of the aircraft, or storing the aircraft at a long-term storage facility. At such time as one of these actions is taken on the aircraft, the Company expects to have an associated charge that will be recorded in the consolidated statements of operations.

Early Retirement of 737-200C Aircraft

In the second quarter of 2004, the Company announced its intention to accelerate the retirement of Alaska’s B737-200 fleet and remove those aircraft from service. This resulted in a $36.8 million pre-tax charge to write down the fleet to its estimated fair market value. The Company is replacing these aircraft by modifying five existing 737-400 aircraft into four combination passenger/cargo aircraft (combis) and one all-cargo aircraft. The all-cargo aircraft was placed into service in 2006. Two of the four combis were placed into service in January 2007 and the remaining two are expected to begin operations in the second quarter of 2007.

On July 7, 2006, the Company entered into a purchase and sale agreement to sell six B737-200 aircraft to a third party. The Company’s seventh (and remaining) B737-200 aircraft will be donated to an aviation museum in Alaska. The six aircraft will be sold and delivered at various intervals through April 2007. Two of the six aircraft were transferred to the buyer in the third quarter of 2006 and there were nominal gains on the sale. The Company expects to record similar gains as the remaining aircraft are transferred. The total purchase price for the remaining four aircraft exceeded their aggregate net book value as of December 31, 2006.

Sublease of Q200 Aircraft

During the third quarter of 2006, Horizon signed a letter of intent with another carrier to sublease up to 16 of its Bombardier Q200 aircraft. Each aircraft will be subject to a separate sublease agreement and will leave Horizon’s operating fleet beginning in January 2007 through mid-2008. It is expected that the sublease will result in a loss for Horizon approximating the difference between the lease payments and the sublease receipts and other related exit costs. The charge for each aircraft will be recorded when the specific aircraft leave Horizon’s fleet and the sublease arrangement begins. As of December 31, 2006, none of the aircraft has been delivered to the other carrier; although, subsequent to year-end, Horizon did deliver one of the aircraft to the sublessee.

Impairment of F-28 Aircraft and Related Spare Engines

In 2004, Horizon recorded an impairment charge of $3.4 million associated with its held-for-sale F-28 aircraft and spare engines to lower the carrying value of these assets to their estimated net realizable value based on recent offers and/or letters of intent from prospective buyers. All of these aircraft were sold prior to 2006.

Note 3.	Restructuring Charges

In July 2006, Alaska reached new four-year agreements with approximately 3,700 clerical, office and passenger service employees and the ramp service and stores agents, all represented by the International Association of Machinists. These agreements included a signing bonus, in aggregate, of $1.9 million paid in July 2006, which is included in wages and benefits in the statement of operations, and an immediate 2% wage increase. Additionally, the agreements included a severance package offered to employees in the top four wage-scale steps that includes cash payments based on years of service, one year of medical coverage after the severance date, and continued travel privileges for a period of time. The original amount of the charge recorded in the third quarter was $28.6 million, which includes a $0.3 million pension curtailment loss resulting from the expected change in the number of participants in the pension plan. The charge was reduced by $7.6 million in the fourth quarter as a result of a number of employees withdrawing their original election to participate in the program.

A new four-year contract with the Association of Flight Attendants for Alaska’s approximately 2,500 flight attendants was ratified on April 26, 2006. Under this agreement, the Company paid a signing bonus, in aggregate, of $2.7 million in May 2006, which is included in wages and benefits in the statement of operations. The new agreement also included an immediate 3% pay increase. Additionally, Alaska offered a voluntary severance package to a number of flight attendants that included, among other things, a lump-sum payment of $2,000 per year of service up to a maximum of 25 years and continuing travel privileges. As a result, the Company recorded a restructuring charge of $3.8 million related to the severance amounts, the majority of which was paid in the third quarter.

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

The severance package offered to affected employees included cash payments based on years of service and one year of medical coverage after severance date. Since Alaska self-insures for employee medical coverage, the Company estimated the projected claims cost for affected employees and recorded a corresponding liability. Actual costs will likely differ from the estimate if employees accept positions with other employers and no longer need the coverage provided by Alaska or simply submit claims during the one-year period that are higher or lower than our estimate. The Company expects to record additional adjustments in 2007, as the number of impacted employees that select the extended medical coverage becomes known, although any remaining adjustments are expected to be nominal.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Accrual for Severance and Related Costs
Balance at beginning of year	$3.1	$38.7	$—
Restructuring charges	32.4	16.1	53.4
Restructuring charge adjustments	(7.6)	(3.7)	—
Cash payments	(8.0)	(48.0)	(14.7)

Balance at end of year	$19.9	$3.1	$38.7

The Company will make the majority of the remaining cash payments in the first half of 2007. The accrual for severance and related costs is included in accrued wages, vacation and payroll taxes in the consolidated balance sheets.

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

Beginning January 1, 2006, the Company records all of its fuel hedging gains and losses in aircraft fuel, including hedging gains and losses. Prior to January 1, 2006, the majority of these fuel hedging gains and losses was recorded in other nonoperating income (expense). The prior period presentation has been conformed to the current year format. The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Raw or “into-plane” fuel cost	$884.7	$735.6	$557.3
Changes in value and settlements of fuel hedge contracts	(11.2)	(186.7)	(102.1)

Aircraft fuel expense	$873.5	$548.9	$455.2

The Company realized gains of $101.1 million, $125.0 million, and $45.2 million in 2006, 2005, and 2004, respectively, on fuel hedge contracts that settled during the period.

The following table compares amounts as originally reported in 2005 and 2004 to the current-year format for the years ended December 31, 2005 and 2004 (in millions):

	2005			2004
	Alaska	Horizon	Consolidated	Alaska	Horizon	Consolidated
Aircraft fuel expense as originally reported	$626.6	$96.2	$722.8	$472.0	$68.7	$540.7
Reclassification of fuel hedging gains	(150.6)	(23.3)	(173.9)	(75.3)	(10.2)	(85.5)

Aircraft fuel expense	$476.0	$72.9	$548.9	$396.7	$58.5	$455.2

Operating income (loss) as originally reported	$(10.8)	$6.2	$(7.4)	$(85.4)	$9.3	$(79.8)
Reclassification of fuel hedging gains	150.6	23.3	173.9	75.3	10.2	85.5

Operating income (loss)	$139.8	$29.5	$166.5	$(10.1)	$19.5	$5.7

Nonoperating income (expense) as originally reported	$135.0	$20.2	$144.6	$58.4	$7.8	$59.2
Reclassification of fuel hedging gains	(150.6)	(23.3)	(173.9)	(75.3)	(10.2)	(85.5)

Nonoperating income (expense)	$(15.6)	$(3.1)	$(29.3)	$(16.9)	$(2.4)	$(26.3)

Outstanding fuel hedge positions as of December 31, 2006 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
First Quarter 2007	50%	52.3	$58.78
Second Quarter 2007	45%	49.4	$57.70
Third Quarter 2007	45%	53.7	$56.98
Fourth Quarter 2007	36%	38.3	$58.98
First Quarter 2008	26%	27.9	$61.89
Second Quarter 2008	20%	22.7	$51.57
Third Quarter 2008	14%	17.4	$63.20
Fourth Quarter 2008	16%	17.3	$63.56
First Quarter 2009	5%	5.6	$67.68
Second Quarter 2009	5%	5.8	$67.50

As of December 31, 2006 and 2005, the fair values of the Company’s fuel hedge positions were $68.6 million and $153.3 million, respectively, including capitalized premiums paid of $39.3 million and $33.5 million, respectively, and are presented as both current and non-current assets in the in the consolidated balance sheets.

Note 5. Marketable Securities

At December 31, 2006 and 2005 all of the Company’s marketable securities, including securities pledged under the securities lending program, were classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated Other Comprehensive Loss.” Realized gains and losses are included in other nonoperating income (expense) in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on marketable securities are included in interest income in the consolidated statements of operations.

Marketable securities consisted of the following at December 31 (in millions):

	2006	2005
Cost:
U.S. government securities	$317.7	$207.3
Asset-backed obligations	65.7	151.3
Other corporate obligations	400.1	554.3

	$783.5	$912.9

Fair value:
U.S. government securities	$317.5	$206.1
Asset-backed obligations	65.6	150.0
Other corporate obligations	400.1	552.9

	$783.2	$909.0

The Company’s overall investment strategy has a primary goal of maintaining and securing its investment principal. The Company’s investment portfolio is managed by reputable financial institutions and continually reviewed to ensure that the investments are aligned with the Company’s documented strategy.

At December 31, 2006, available-for-sale investments in the Company’s marketable securities portfolio had net unrealized losses totaling $0.2 million, net of taxes, which are recorded in other accumulated comprehensive loss. Management does not believe that the securities with unrealized losses as of December 31, 2006 meet the criteria for recognizing the loss under existing other-than-temporary guidance.

At December 31, 2006 and 2005, gross unrealized gains and losses were not material to the consolidated financial statements.

Of the marketable securities on hand at December 31, 2006, 52% mature in 2007, 30% in 2008, and 18% thereafter.

	2006	2005	2004
Proceeds from sales and maturities	$935.9	$1,121.4	$745.3
Gross realized gains	2.1	0.4	0.2
Gross realized losses	1.6	4.0	1.6

Note 6. Detail of Other Financial Statement Captions

Receivables

Receivables consisted of the following at December 31 (in millions):

	2006	2005
Airline traffic receivables	$59.5	$60.0
Mileage Plan receivables	31.4	26.7
Receivables from fuel-hedging counterparties	4.8	9.6
Other receivables	41.4	30.6
Allowance for doubtful accounts	(2.9)	(2.7)

	$134.2	$124.2

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31 (in millions):

	2006	2005
Prepaid aircraft rent	$51.2	$47.7
Prepaid fuel	14.2	8.6
Restricted cash for senior convertible notes	—	4.1
Other	22.7	23.9

	$88.1	$84.3

Other Assets

Other assets consisted of the following at December 31 (in millions):

	2006	2005
Restricted deposits (primarily restricted investments)	$91.2	$104.3
Deferred costs and other	31.9	29.7

	$123.1	$134.0

At December 31, 2006, the Company’s restricted deposits were primarily restricted investments used to guarantee various letters of credit and workers compensation self-insurance programs. The restricted investments consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates market. Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

Other Accrued Liabilities (current)

Other accrued liabilities consisted of the following at December 31 (in millions):

	2006	2005
Mileage Plan deferred revenue	$156.0	$122.9
Pension liability (qualified plans)	—	41.6
Pension liability (nonqualified plans)	2.0	1.8
Other*	246.3	217.4

	$404.3	$383.7

*	Other consists of property and transportation taxes and accruals related to ground operations, facilities rent, maintenance, and fuel, among other items.

Other Liabilities (noncurrent)

Other liabilities consisted of the following at December 31 (in millions):

	2006	2005
Pension liability (qualified plans)	$215.4	$182.6
Pension liability (nonqualified plans)	32.6	34.3
Postretirement medical benefits liability	93.6	54.4
Mileage Plan liability	20.7	20.9
Other*	113.3	90.0

	$475.6	$382.2

*	Other consists of accrued aircraft rent, workers’ compensation, and deferred credits on aircraft purchases, among other items.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31 (in millions, net of tax):

	2006	2005
Unrealized gains on unsettled fuel hedges	$—	$(0.3)
Unrealized loss on marketable securitiesconsidered available-for-sale	0.2	2.5
Related to pension plans	172.5	129.8
Related to postretirement medical benefits	18.7	—

	$191.4	$132.0

Note 7. Long-term Debt

At December 31, 2006 and 2005, long-term debt obligations were as follows (in millions):

	2006	2005
Fixed-rate notes payable due through 2020*	$721.0	$607.3
Variable-rate notes payable due through 2021*	390.6	251.5
Pre-delivery payment facility expiring in 2009	39.2	73.8
Senior convertible notes converted April 2006	—	150.0

Long-term debt	1,150.8	1,082.6
Less current portion	(119.1)	(113.5)

	$1,031.7	$969.1

*	The weighted average fixed interest rate was 6.9% and 7.0% as of December 31, 2006 and 2005, respectively. The weighted average variable interest rate was 6.8% and 4.5% as of December 31, 2006 and 2005, respectively.

At December 31, 2006, borrowings of $1,149.7 million were secured by flight equipment, future delivery positions, and real property.

During 2005, Alaska entered into a $172 million variable-rate revolving pre-delivery payment (PDP) facility with a syndicate of lenders to provide a portion of the pre-delivery funding requirements for the Company’s purchase of up to 38 new Boeing 737-800 aircraft under the current aircraft purchase agreement with Boeing. The PDP facility will expire on August 31, 2009. The interest rate is based on the one-month LIBOR plus a specified margin. Borrowings are secured by the Company’s rights under the Boeing purchase agreement. The principal amounts outstanding on the PDP facility relate to specified aircraft and will be repaid at the time the Company takes delivery of the aircraft, if not before, likely using proceeds from long-term debt financing on those aircraft.

At December 31, 2006, long-term debt principal payments for the next five years are as follows (in millions):

	PDP Facility	Other	Total
2007	$39.2	$79.9	$119.1
2008	—	83.7	83.7
2009	—	88.1	88.1
2010	—	94.2	94.2
2011	—	122.4	122.4
Thereafter	—	643.3	643.3

Total principal payments	$39.2	$1,111.6	$1,150.8

During 2006, Alaska borrowed $285.5 million using fixed-rate and variable-rate debt secured by flight equipment and had gross borrowings on its pre-delivery payment facility of $105.9 million. Additionally, Alaska assumed $11.6 million of debt related to the purchase of one of its leased MD-80 aircraft in the third quarter. Horizon borrowed $17.0 million using variable-rate debt secured by flight equipment. The increase in debt from borrowings was offset by normal debt payments of $62.0 million and $140.6 million of payments on the pre-delivery payment facility.

During 2006, the Company exercised its option under several of its existing variable-rate long-term debt arrangements to fix the interest rates through maturity. The fixed rates on these affected debt arrangements range from 6.2% to 6.8%. These changes did not result in any gain or loss in the consolidated statements of operations.

Convertible Notes

On March 21, 2003, the Company completed the private placement of $150.0 million of variable-rate senior convertible notes due in 2023 (the Notes). The Notes bore interest at a variable interest rate of 3-month LIBOR plus 2.5%. This interest was paid quarterly in arrears.

The Notes became redeemable by the Company on March 31, 2006, the third anniversary of the issuance of the Notes. On March 29, 2006, the Company called for redemption of all of the Notes and, in April, all of the Notes were converted by the holders into shares of the Company’s common stock. The conversion rate was approximately 38.5 shares per $1,000 of Notes at par, which equates to $26 per share. In total, this added 5.769 million common shares to the Company’s outstanding shares as of the end of April 2006. This resulted in $145.6 million of additional equity, which is net of $4.4 million of unamortized financing costs remaining from the original issuance of the Notes in 2003.

Bank Line of Credit

Alaska has a $160 million variable-rate credit facility with a syndicate of financial institutions that will expire in March 2008. The interest rate on the credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus 2%. Any borrowings will be secured by either aircraft or cash collateral. This credit facility contains contractual restrictions and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed-charge coverage ratios, and limits on liens, asset dispositions, dividends, and certain other expenditures. Such provisions restrict Alaska Airlines from distributing any funds to Alaska Air Group in the form of dividends and limit the amount of funds Alaska Airlines can loan to Alaska Air Group. As of December 31, 2006, $300.0 million was available to loan to Alaska Air Group without violating the covenants in the credit facility. As of December 31, 2006, there were no outstanding borrowings on this credit facility.

Certain Alaska loan agreements contain provisions that require maintenance of specified financial covenants. At December 31, 2006, the Company was in compliance with all loan provisions.

Note 8. Commitments

Lease Commitments

At December 31, 2006, the Company had lease contracts for 106 aircraft that have remaining noncancelable lease terms of one to 14 years. The majority of airport and terminal facilities are also leased. Total rent expense was $320.6 million, $324.8 million, and $307.5 million, in 2006, 2005, and 2004, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2006 are shown below (in millions):

	Operating Leases
	Aircraft	Facilities
2007	$181.1	$65.7
2008	177.0	60.3
2009	159.8	58.4
2010	162.2	45.5
2011	145.5	31.9
Thereafter	561.6	119.0

Total lease payments	$1,387.2	$380.8

Aircraft Commitments

In June 2005, Alaska entered into an aircraft purchase agreement to acquire 35 B737-800 aircraft with deliveries beginning in January 2006 and continuing through April 2011. The purchase agreement also included options to purchase an additional 15 aircraft and rights to purchase up to 50 additional aircraft under similar terms. Concurrent with the execution of this purchase agreement, Alaska paid $110.9 million in aircraft purchase and option deposits using cash and a credit of $9.7 million received from the manufacturer. The $9.7 million credit was deferred and will be applied to the purchase price of future aircraft upon delivery. Since the execution of the agreement, Alaska has converted 24 of the purchase rights into options and 15 options into firm orders.

Horizon entered into an aircraft purchase agreement in October 2005 to acquire 12 Q400 aircraft with deliveries beginning in January 2007 and continuing through July 2007. The purchase agreement also included options to purchase an additional 20 Q400 aircraft, of which one has been converted to a firm order. In association with the purchase of the 12 Q400 Aircraft, Horizon and the manufacturer agreed to terminate firm orders for seven CRJ-700 model aircraft. In addition to the options noted above, Horizon still holds options to acquire 15 CRJ-700s.

At December 31, 2006, the Company had firm purchase commitments for 51 total aircraft requiring aggregate payments of approximately $1.2 billion.

Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft with leases, long-term debt, or internally generated cash.

Note 9. Employee Benefit Plans

Four defined-benefit and five defined-contribution retirement plans cover various employee groups of Alaska and Horizon. The defined-benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers and an unfunded, non-contributory defined-contribution plan for other elected officers. A summary of each plan follows.

As of December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status in other comprehensive income.

Qualified Defined-Benefit Pension Plans

The Company’s pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA). The defined-benefit plan assets consist primarily of marketable equity and fixed-income securities. The Company uses a December 31 measurement date for these plans.

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 5.75% and 5.50% were used as of December 31, 2006 and 2005, respectively. For 2006 and 2005, the rate of compensation increase used varied from 3.52% to 4.53% and from 3.47% to 6.80%, respectively, depending on the plan and the related workgroup.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 5.50% and 5.75% were used as of December 31, 2006 and 2005, respectively. For 2006 and 2005, the expected return on plan assets used was 7.75% and 8.0%, respectively, and the rate of compensation increase used varied from 3.52% to 4.53% and from 3.47% to 6.80%, respectively, depending on the plan and the related workgroup.

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

The asset allocation of the qualified defined-benefit plans, by asset category, is as follows as of the end of 2006 and 2005:

	2006	2005
Asset category:
Domestic equity securities	53%	66%
Non-U.S. equity securities	15	5
Fixed income securities	29	29
Other	3	—

Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a number of fund managers and invests in various asset classes to diversify risk. Target allocations for the primary asset classes are approximately:

Domestic equities:	55%
Non-U.S. equities:	15%
Fixed income:	30%

Pension assets are rebalanced periodically to maintain these target asset allocations. An individual equity investment will not exceed 10% of the entire equity portfolio. Fixed-income securities carry a minimum “A” rating by Moody’s and/or Standard and Poor’s and the average life of the bond portfolio may not exceed ten years. The Company does not currently intend to invest plan assets in the Company’s common stock.

Nonqualified Defined-Benefit Pension Plan

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. This plan uses a December 31 measurement date.

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 5.75% and 5.50% were used as of December 31, 2006 and 2005, respectively. For both years, the rate of compensation increase used was 5.00%.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 5.50% and 5.75% were used as of December 31, 2006 and 2005, respectively. For both years, the rate of compensation increase used was 5.00%.

Combined Disclosures for Defined-Benefit Pension Plans

The following table sets forth the status of the plans for 2006 and 2005 (in millions):

	Qualified		Nonqualified
	2006	2005	2006	2005
Projected benefit obligation (PBO)
Beginning of year	$989.1	$909.9	$37.7	$34.5
Service cost	52.3	50.4	1.1	1.3
Interest cost	56.1	50.9	2.0	1.9
Curtailment (gain) loss	(2.9)	0.2	—	—
Change in assumptions	—	(11.1)	(1.1)	2.8
Actuarial (gain) loss	9.2	23.3	(1.1)	(0.3)
Benefits paid	(52.5)	(34.5)	(4.0)	(2.5)

End of year	$1,051.3	$989.1	$34.6	$37.7

Plan assets at fair value
Beginning of year	$680.9	$607.0	$—	$—
Actual return on plan assets	85.6	39.1	—	—
Employer contributions	121.9	69.3	4.0	2.5
Benefits paid	(52.5)	(34.5)	(4.0)	(2.5)

End of year	$835.9	$680.9	$—	$—

Funded status (unfunded)	$(215.4)	$(308.2)	$(34.6)	$(37.7)

The accumulated benefit obligation for the qualified defined-benefit pension plans was $964.8 million and $904.8 million at December 31, 2006 and 2005, respectively. The accumulated benefit obligation for the nonqualified defined-benefit plan was $33.4 million and $36.1 million at December 31, 2006 and 2005, respectively.

As of December 31, 2006, the amounts recognized in the consolidated balance sheet were as follows (in millions):

	Qualified	Nonqualified
Accrued benefit liability-current	$—	$(2.0)
Accrued benefit liability-long term	(215.4)	(32.6)
Total liability recognized	$(215.4)	$(34.6)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income or loss (AOCI):

Prior service cost	$28.0	$0.3
Net loss	240.7	6.0
Amount recognized in AOCI (pretax)	$268.7	$6.3

The estimated amortization of prior service cost and net loss from AOCI in 2007 is $5.0 million and $11.7 million, respectively, for the qualified defined-benefit pension plans. For the nonqualified defined-benefit pension plans, the estimated amortization of prior service cost and net loss from AOCI in 2007 is $0.1 million and $0.3 million, respectively.

The following disclosures are as of December 31, 2005 (prior to the adoption of SFAS 158):

	Qualified	Nonqualified
Funded status (PBO less fair value of plan assets)	$(308.2)	$(37.7)
Unrecognized loss	284.4	8.6
Unrecognized prior service cost	33.2	0.4

Net amount recognized	$9.4	$(28.7)

	Qualified	Nonqualified
Amounts recognized in the consolidated balance sheet:
Intangible asset	$33.2	$0.4
Accrued benefit liability-current	(41.6)	(1.8)
Accrued benefit liability-long term	(182.6)	(34.3)
AOCI (pretax)	200.4	7.0

Net amount recognized	$9.4	$(28.7)

Net pension expense for the defined-benefit plans included the following components for 2006, 2005, and 2004 (in millions):

	Qualified			Nonqualified
	2006	2005	2004	2006	2005	2004
Service cost	$52.4	$50.4	$53.8	$1.1	$1.3	$1.1
Interest cost	56.1	50.9	48.0	2.0	1.9	1.9
Expected return on assets	(55.0)	(49.9)	(43.9)	—	—	—
Amortization of prior service cost	5.0	4.9	5.1	0.1	0.1	0.1
Curtailment loss	0.2	—	—	—	—	—
Recognized actuarial loss	19.6	15.4	15.3	0.4	0.3	0.3

Net pension expense	$78.3	$71.7	$78.3	$3.6	$3.6	$3.4

Upon adoption of SFAS 158 in 2006, the Company recorded all of the unrecognized prior service cost and net loss into AOCI in order to fully recognize the funded status of the plans. In 2005 and 2004, the Company recorded $41.2 million (net of taxes of $24.4 million) and $2.3 million (net of taxes of $1.2 million), respectively, in non-cash charges to equity in connection with the defined-benefit plans that the Company sponsors for eligible employees. The charge in 2005 can be partially attributed to the reduction of the discount rate and a change from the GAM83 mortality tables to the RP2000 tables. In 2003, the Company recorded a reduction of this equity charge of $5.2 million (net of taxes of $3.3 million) primarily reflecting higher than expected return on assets.

The Company expects to contribute approximately $50 million and $2 million to the qualified and nonqualified defined-benefit pension plans, respectively, during 2007.

Future benefits expected to be paid over the next ten years under the defined-benefit pension plans from the assets of those plans as of December 31, 2006 are as follows (in millions):

	Qualified	Nonqualified
2007	$52.4	$2.0
2008	53.0	2.2
2009	54.7	2.2
2010	53.6	2.3
2011	62.6	2.3
2012 - 2016	375.3	12.8

Total payments	$651.6	$23.8

Postretirement Medical Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded, and at December 31, 2006 and 2005 was $97.5 million and $82.1 million, respectively. This liability was determined using an assumed discount rate of 5.75% and 5.50% in 2006 and 2005, respectively.

	2006	2005
Accumulated postretirement benefit obligation
Beginning of year	$82.1	$76.2
Service cost	4.3	3.4
Interest cost	4.9	4.1
Amendments	8.7	(2.6)
Actuarial (gain) loss	(0.3)	2.2
Benefits paid	(2.2)	(1.2)

End of year	$97.5	$82.1

	2006	2005
Plan assets at fair value
Beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	2.2	1.2
Benefits paid	(2.2)	(1.2)
End of year	$—	$—

Funded status (unfunded)	$(97.5)	$(82.1)

As of December 31, 2006, the amounts recognized in the consolidated balance sheet were as follows (in millions):

Accrued postretirement medical liability-current	$(3.9)
Accrued postretirement medical liability-long term	(93.6)

Total liability recognized	$(97.5)

Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Prior service cost	0.7
Net loss	29.1

Amount recognized in AOCI (pretax)	$29.8

The estimated amortization of prior service cost (credit) and net loss from AOCI in 2007 is $(0.2) million and $1.5 million, respectively.

Prior to 2006, the accrued liability related to the subsidy was included within other liabilities on the consolidated balance sheets, and totaled $54.4 million at December 31, 2005.

The Company uses a December 31 measurement date to assess obligations associated with the subsidy of retiree medical costs. Net periodic benefit cost for the postretirement medical plans included the following components for 2006, 2005, and 2004 (in millions):

	2006	2005	2004
Service cost	$4.3	$3.4	$3.6
Interest cost	4.9	4.1	4.1
Expected return on assets	—	—	—
Amortization of prior service cost	4.4	(0.6)	(0.2)
Recognized actuarial loss (gain)	1.9	1.6	1.8

Net periodic benefit cost	$15.5	$8.5	$9.3

As this is a non-funded plan, the Company expects to contribute approximately $3.9 million to the postretirement medical benefits plan in 2007, which is equal to the expected benefit payments.

Future benefits expected to be paid over the next ten years under the postretirement medical benefits plan as of December 31, 2006 are as follows (in millions):

2007	$3.9
2008	4.5
2009	5.1
2010	5.7
2011	6.4
2012 - 2016	37.8

Total payments	$63.4

A 1% higher or lower trend rate in health care costs has the following effect on the Company’s postretirement medical plans during 2006, 2005, and 2004 (in millions):

	2006	2005	2004
Change in service and interest cost
1% higher trend rate	$1.4	$1.2	$1.3
1% lower trend rate	(1.2)	(1.0)	(1.1)
Change in year-end postretirement benefit obligation
1% higher trend rate	$12.3	$11.4	$10.1
1% lower trend rate	(10.6)	(9.7)	(8.6)

Impact of SFAS 158

In the year of adoption, SFAS 158 requires disclosure of the incremental effect of applying SFAS 158 on individual line items in the consolidated balance sheets. The following table illustrates these impacts (in millions):

	Before Application of SFAS 158	Adjustments
		Qualified Pension Plans	Nonqualified Pension Plans	Postretirement Medical Benefit Plans	After Application of SFAS 158
Intangible assets	$28.3	$(28.0)	$(0.3)	$—	$—
Deferred income taxes (long-term liability)	169.1	(42.8)	(0.6)	(11.1)	114.6
Other liabilities (long-term)	329.7	114.5	1.6	29.8	475.6
AOCI	(100.0)	(71.7)	(1.0)	(18.7)	(191.4)

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $24.4 million, $22.9 million, and $23.2 million in 2006, 2005, and 2004, respectively.

In 2006, the Company established a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who were ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheet at December 31, 2006.

Employee Incentive-Pay Plans

Alaska and Horizon have four separate plans that pay employees based on certain financial and operational metrics. The aggregate expense under these plans in 2006, 2005 and 2004 was $36.8 million, $20.0 million, $5.3 million, respectively. The plans are summarized below:

•	The Profit Sharing Plan is based on Air Group profitability. Alaska’s pilots, ramp service and clerical, office and passenger service employees, and certain Horizon employees participate in this plan.

•	The Variable Pay Plans pay Alaska’s mechanics and Alaska’s flight attendants a percentage of their earnings as certain pre-tax margin levels are achieved.

•

Performance-Based Pay is a program that rewards non-union employees and Alaska dispatchers, represented by TWU, based on four separate metrics related to: (1) Air Group profitability, (2) safety, (3) achievement of unit-cost goals, and (4) employee engagement.

•

The Operational Performance Rewards Program was a new program in 2005 that entitles all Air Group employees to quarterly payouts of up to $300 per person if certain operational and customer service objectives are met.

Note 10. Stock-Based Compensation Plans

As noted in Note 1, the Company adopted SFAS 123R, effective for all stock options granted beginning January 1, 2006. For stock options granted prior to January 1, 2006, for which the vesting period is not complete, the “modified prospective method” for transition permitted by SFAS 123R was used. Under this method, the Company accounts for the unvested portion of these awards on a prospective basis, with expense recognized in the consolidated statements of operations beginning January 1, 2006 using the grant-date fair values previously calculated for pro-forma disclosures. The standard applies to both stock options and restricted stock units that the Company grants to employees and the Company’s Employee Stock Purchase Plan (ESPP).

The adoption of SFAS 123R changed the accounting for stock options under the Company’s long-term incentive equity plans and the Company’s ESPP. Accounting for the Company’s restricted stock awards did not change with the adoption of the standard. All stock-based compensation expense is recorded in wages and benefits in the consolidated statements of operations.

Stock Options

The Company has stock option awards outstanding under a number of long-term incentive equity plans, only one of which (the 2004 Long-Term Incentive Equity Plan) continues to provide for the granting options to purchase the Company’s common stock at market prices on the date of grant to directors, officers and employees of the Company and its subsidiaries. Under the various plans, options for 7,322,050 shares have been granted and, at December 31, 2006, 875,295 shares were available for future grant of either options or stock awards. Under all plans, the stock options granted have terms of up to ten years. For all plans except the 1997 Long-term Incentive Equity Plan (1997 Plan), when options are exercised, new common shares are issued. When options granted under the 1997 Plan are exercised, shares are issued from the Company’s treasury shares. The total number of outstanding options from the 1997 Plan as of December 31, 2006 is 538,020. Substantially all grantees are 25% vested after one year, 50% after two years, 75% after three years, and 100% after four years. Compensation cost is amortized over the service period using the straight-line method.

The tables below summarize stock option activity for the year ended December 31, 2006:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2005	3,376,015	$31.05
Granted	240,940	37.81
Exercised	(970,937)	28.71
Forfeited or expired	(106,750)	41.38

Outstanding, December 31, 2006	2,539,268	$32.08	5.0	$20.3

Exercisable at December 31, 2006	1,830,110	$32.45	3.9	$14.4

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006, 2005, and 2004:

	2006	2005	2004
Expected volatility	44%	43%	37%
Expected term	5.7 years	5 years	5 years
Risk-free interest rate	4.70%	4.39%	3.43%
Expected dividend yield	—	—	—
Weighted-average fair value of options granted	$18.32	$14.38	$11.73

The expected market price volatility of the common stock is based on a combination of the historical volatility over a time period equal to the expected term of the option and management’s judgment of future volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the term nearest the expected term of the option at the time of grant. The dividend yield is zero as the Company does not pay dividends and has no plans to do so in the immediate future. The expected term of the options and the expected forfeiture rates are based on historical experience for various homogenous employee groups. Prior to the adoption of SFAS 123R, the expected term was based on an average historical term of all options and there was no estimate of forfeiture rate as forfeitures were accounted for when they occurred.

The Company recorded stock-based compensation expense related to stock options of $3.4 million in 2006, with a corresponding $0.9 million tax benefit. The total intrinsic value of options exercised during 2006 was

$10.3 million. Cash received from option exercises during 2006 totaled $27.9 million. A total of 365,568 options vested during 2006 with an aggregate fair value of $4.3 million. As of December 31, 2006, $7.2 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 1.6 years.

The following table summarizes stock options outstanding and exercisable at December 31, 2006 with their weighted-average exercise prices and remaining contractual lives:

Range of Exercise prices	Remaining Life (years)	Shares	Price Per Share
Outstanding:
$10 to $20	5.7	208,530	$18.69
$21 to $28	5.7	621,190	26.21
$29 to $34	5.3	893,358	31.63
$35 to $45	4.8	646,790	38.55
$46 to $58	1.3	169,400	47.75

Options outstanding	5.0	2,539,268	$32.08

Range of Exercise prices		Shares	Price Per Share
Exercisable:
$10 to $20		109,205	$18.66
$21 to $28		479,735	26.31
$29 to $34		660,045	31.27
$35 to $45		411,725	38.85
$46 to $58		169,400	47.75

Options exercisable		1,830,110	$32.45

Restricted Stock Awards

The Company grants restricted stock units (RSUs) under the 2004 Long-term Incentive Equity Plan. As of December 31, 2006, 464,475 total RSUs have been granted under this plan. The RSUs are non-voting and are not eligible for dividends. The fair value of the RSU awards is based on the closing price of the Company’s common stock on the date of grant. Compensation cost for RSUs is recognized over three years from the date of grant as the awards “cliff vest” after three years. The Company recorded stock-based compensation expense related to RSUs of $3.8 million ($2.4 million after tax) and $2.1 million ($1.3 million after tax) in 2006 and 2005, respectively. These amounts are included in wages and benefits in the consolidated statements of operations.

The following table summarizes information about outstanding RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2005	332,130	$31.22
Granted	122,265	37.37
Vested	—	—
Forfeited	(5,145)	31.46

Non-vested at December 31, 2006	449,250	$32.89

As of December 31, 2006, $8.7 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 1.1 years.

Employee Stock Purchase Plan

The Company sponsors its ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, employees can purchase Company common stock at 85% of the closing market price on the first day of the offering period or the quarterly purchase date, whichever is lower. Because of these attributes, the ESPP is considered compensatory under SFAS 123R and as such, compensation cost is recognized. Compensation cost for the Company’s ESPP was $0.9 million in 2006. The grant date fair value is calculated using the Black-Scholes model in the same manner as the Company’s option awards for 85% of the share award plus the intrinsic value of the 15% discount. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period in which the shares are issued. In 2006 and 2005, 93,342 shares and 114,151 shares, respectively, were purchased by Company employees under the ESPP, resulting in cash proceeds of $2.5 million.

Note 11.	Income Taxes

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes.

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2006	2005
Excess of tax over book depreciation	$466.0	$437.0
Fuel hedge contracts	10.9	45.1
Other—net	7.7	6.2

Gross deferred tax liabilities	484.6	488.3

Mileage Plan	(204.0)	(172.5)
Alternative minimum tax	(9.6)	(49.6)
Leased aircraft return provision	(3.5)	(7.5)
Inventory obsolescence	(16.6)	(17.9)
Deferred revenue	(23.6)	(21.6)
Asset impairment	(89.6)	(19.3)
Employee benefits	(149.5)	(124.7)
Loss carryforwards*	(1.8)	(2.4)
Other—net	(6.0)	(8.2)

Gross deferred tax assets	(504.2)	(423.7)

Net deferred tax (assets) liabilities	$(19.6)	$64.6

Current deferred tax asset	$(134.2)	$(91.8)
Noncurrent deferred tax liability	114.6	156.4

Net deferred tax (asset) liability	$(19.6)	$64.6

*	State loss carryforwards of $46.5 million ($1.8 million tax effected) expire beginning in 2007 and ending in 2025.

The Company has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2006. This conclusion is based on the expected future reversals of existing taxable temporary differences and does not rely on future taxable income. Should the Company incur additional losses in the future, the Company’s ability to realize the net operating loss carryforwards may be subject to greater uncertainty. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

The components of income tax expense (benefit) were as follows (in millions):

	2006	2005	2004
Current tax expense (benefit):
Federal	$0.6	$2.1	$(3.9)
State	2.4	0.8	(0.4)

Total current	3.0	2.9	(4.3)

Deferred tax expense (benefit):
Federal	(31.6)	45.2	(1.7)
State	(6.6)	4.6	0.7

Total deferred	(38.2)	49.8	(1.0)

Total tax expense (benefit) related to income
(loss) before accounting change	$(35.2)	$52.7	$(5.3)

In 2005, the deferred tax benefit related to the cumulative effect of the accounting change for federal and state income taxes was $48.9 million and $5.4 million, respectively.

Income tax expense (benefit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income (loss) before income tax and accounting change as follows (in millions):

	2006	2005	2004
Income (loss) before income tax and accounting change	$(87.8)	$137.2	$(20.6)
Expected tax expense (benefit)	(30.7)	48.0	(7.2)
Nondeductible expenses	3.0	2.4	2.1
State income taxes	(1.7)	3.5	(0.4)
Other – net*	(5.8)	(1.2)	0.2

Actual tax expense (benefit)	$(35.2)	$52.7	$(5.3)

Effective tax rate	40.1%	38.4%	25.7%

*	Other-net in 2006 includes $5.5 million of tax benefits associated with the reduction of certain tax contingency accruals for periods for which the statute of limitations expired in 2006. Remaining tax contingency accruals are not significant as of December 31, 2006.

Note 12.	Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in millions):

	December 31, 2006
	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$230.7	$230.7
Marketable securities	783.2	783.2
Securities lending collateral (restricted cash)	111.3	111.3
Restricted deposits	91.2	91.2
Fuel hedge contracts	68.6	68.6
Liabilities:
Long-term debt	1,150.8	1,162.5

	December 31, 2005
	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$73.6	$73.6
Marketable securities	909.0	909.0
Securities lending collateral (restricted cash)	112.0	112.0
Restricted deposits	104.3	104.3
Fuel hedge contracts	153.3	153.3
Liabilities:
Long-term debt and capital lease obligations	1,082.6	1,089.5

The fair value of cash equivalents and securities lending collateral approximates carrying values due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair value of fuel hedge contracts is based on commodity exchange prices. The fair value of restricted deposits approximates the carrying amount. The fair value of long-term debt is based on a discounted cash flow analysis using the Company’s current borrowing rate.

Concentrations of Credit

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its fuel-hedging contracts and does not anticipate nonperformance by the counterparties.

The Company could realize a material loss in the event of nonperformance by any single counterparty to its fuel hedge positions. However, the Company enters into transactions only with large, well-known financial institution counterparties that have strong credit ratings. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2006 due to the frequency that settlement takes place and the dispersion across many industry and government segments.

Note 13.	Earnings (Loss) per Share (EPS)

SFAS No. 128, “Earnings per Share” requires that companies use income from continuing operations before extraordinary items and the cumulative effect of an accounting change as the “control number” in determining whether potential common shares are dilutive or antidilutive. As the Company reported income before the accounting change in 2005, the potential common shares from the Company’s common stock options and senior convertible notes are included in the calculation for diluted earnings (loss) per share (EPS). Diluted EPS is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the conversion of contingently convertible securities as of the beginning of the year and the exercise of in-the-money stock options, using the treasury-stock method. For the years in which the convertible securities are dilutive, the associated interest expense, net of tax, must be added back to the net income or loss. For the year ended December 31, 2005, the dilutive impact of common stock options and 5.8 million common shares that would have been outstanding upon conversion of the senior convertible notes were included in the calculations. In 2006, 2005, and 2004, 2.5 million, 3.4 million and 3.7 million stock options, respectively, were excluded from the calculation of diluted EPS because they were antidilutive.

EPS calculations were as follows (in millions except per-share amounts):

	2006	2005	2004
Basic Earnings (Loss) Per Share
Income (loss) before accounting change	$(52.6)	$84.5	$(15.3)
Weighted-average shares outstanding	37.939	27.609	26.859

EPS before accounting change	$(1.39)	$3.06	$(0.57)

Cumulative effect of accounting change, net of tax	$—	$(90.4)	$—
Weighted-average shares outstanding	37.939	27.609	26.859

Per share cumulative effect of accounting change	$—	$(3.27)	$—

Net loss	$(52.6)	$(5.9)	$(15.3)
Weighted-average shares outstanding	37.939	27.609	26.859

EPS	$(1.39)	$(0.21)	$(0.57)

Diluted Earnings (Loss) Per Share
Income (loss) before accounting change	$(52.6)	$84.5	$(15.3)
Interest on convertible notes, net of tax	NA	5.5	NA

Diluted income (loss) before accounting change	$(52.6)	$90.0	$(15.3)
Weighted-average shares outstanding	37.939	33.917	26.859

Diluted EPS before accounting change	$(1.39)	$2.65	$(0.57)

Cumulative effect of accounting change, net of tax	$—	$(90.4)	$—
Weighted-average shares outstanding	37.939	33.917	26.859

Per share cumulative effect of accounting change	$—	$(2.66)	$—

Net loss	$(52.6)	$(5.9)	$(15.3)
Interest on convertible notes, net of tax	NA	5.5	NA

Diluted loss	$(52.6)	$(0.4)	$(15.3)
Weighted average shares outstanding	37.939	33.917	26.859

Diluted EPS	$(1.39)	$(0.01)	$(0.57)

Note 14. Operating Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as amended (SFAS 131), requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has two primary operating and reporting segments, consisting of Alaska and Horizon. These segments are more fully described in Note 1 under Nature of Operations.

Financial information for Alaska and Horizon follows (in millions):

	2006	2005	2004
Operating revenues:
Alaska	$2,692.5	$2,416.1	$2,233.0
Horizon	644.0	556.4	503.2
Other**	1.1	1.1	1.4
Elimination of inter-company revenues	(3.2)	1.7	(13.8)

Consolidated	3,334.4	2,975.3	2,723.8

Depreciation and amortization expense:
Alaska	137.8	125.4	128.1
Horizon	18.5	16.8	13.4
Other**	1.2	1.2	1.1

Consolidated	157.5	143.4	142.6

Interest income:
Alaska	56.3	32.5	26.2
Horizon	3.7	1.6	1.1
Other**	—	0.2	0.3
Elimination of inter- company accounts	(5.7)	(3.4)	(3.1)

Consolidated	54.3	30.9	24.5

Interest expense:
Alaska	73.3	51.2	44.1
Horizon	7.4	5.5	3.9
Other**	3.0	9.7	7.0
Elimination of inter- company accounts	(5.7)	(3.4)	(3.1)

Consolidated	78.0	63.0	51.9

Income (loss) before income tax and accounting change:
Alaska	(92.2)	124.2	(27.0)
Horizon	11.7	26.4	17.1
Other**	(7.3)	(13.4)	(10.7)

Consolidated	(87.8)	137.2	(20.6)

Capital expenditures*:
Alaska	565.5	373.8	159.6
Horizon	116.6	43.1	7.9

Consolidated	682.1	416.9	167.5

Total assets at end of period:
Alaska	3,712.0	3,511.9
Horizon	409.0	311.8
Other**	916.8	1,012.1
Elimination of inter-company accounts	(960.7)	(1,043.8)

Consolidated	$4,077.1	$3,792.0

*	Capital expenditures include aircraft deposits, net of deposits returned.
**	Includes the parent company, Alaska Air Group, Inc., including its investments in Alaska and Horizon, which are eliminated in consolidation.

Note 15. Stock Offering

On December 16, 2005, the Company sold 5.7 million shares of its common stock at $35.15 per share for aggregate proceeds of $200.4 million. The Company had approximately $0.4 million of offering-related expenses that have been recorded as an offset to additional paid-in capital on the consolidated balance sheets.

Note 16. Impact of Staff Accounting Bulletin No. 108 (SAB 108)

In September 2006, the SEC issued SAB 108. SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to the Company’s financial statements. SAB 108 was effective for fiscal years ending after November 15, 2006. The transition provisions of the bulletin permit the Company to adjust beginning retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company adopted SAB 108 in the fourth quarter of 2006, with an effective date of January 1, 2006. In accordance with the bulletin, the Company has adjusted beginning retained earnings for 2006 in the accompanying consolidated financial statements for the items described below. Management of the Company considers these adjustments to be immaterial to prior periods.

Depreciation of Leasehold Improvements

The Company historically has depreciated substantially all leasehold improvements over the shorter of the lease term or their estimated economic useful life. However, leasehold improvements at airports were generally depreciated over their estimated useful lives. The Company followed the practice of depreciating leasehold improvements over the longer period due to the expectation that the underlying lease would be renewed for at least the period over which the leasehold improvements were being depreciated. In February 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued interpretive guidance clarifying its position that leasehold improvements in an operating lease should be depreciated by the lessee over the shorter of their economic lives or the remaining lease term, as defined in SFAS 13. Our airport lease agreements do not generally carry a renewal right in them, which is a key consideration for SFAS 13 “lease term” definitions.

The difference between the depreciation expense recorded and the depreciation expense that would have been recorded had the Company depreciated those leasehold improvements using the shorter life of the lease term was not material to the consolidated statements of operations in any individual year, nor was the accumulated difference deemed material to the Company’s consolidated balance sheets. However, the accumulated difference would have been material to the consolidated statements of operations. As such, in order to correct the accumulated depreciation of leasehold improvements to depreciate them over the shorter of their economic lives or the remaining lease term, the Company adjusted its beginning retained earnings for 2006.

Horizon Fleet Subsidy

In connection with the purchase of certain aircraft, the manufacturer paid Horizon a “market subsidy” payment as an inducement to purchase larger aircraft. This market subsidy was paid quarterly for seven years for Q200 aircraft and eight years for Q400 aircraft following delivery of the aircraft.

Previously, the fleet subsidy credit was recognized as the cash was received, i.e. over the payment period. However, upon further review, management determined that the correct method of accounting would have been to recognize the credit ratably over the full lease term of the aircraft, generally 15 to 17 years, rather than at the time of the cash payments.

The difference between the Company’s historical accounting practice and the current practice for income statement recognition was not material to the consolidated statements of operations in any individual year, nor was the deferred credit that should have been recorded deemed material to the Company’s consolidated balance sheets. However, the accumulated difference would have been material to the consolidated statements of operations. As such, in order to correct the amount of deferred credit recognized, the Company adjusted its beginning retained earnings for 2006.

Impact of Adjustments

The impact of each of the items noted above, net of tax, on 2006 beginning balances are presented below (in millions):

	Cumulative Effect as of January 1, 2006
	Leasehold Improvements	Fleet Subsidy	Total
Accumulated depreciation	$10.3	$—	$10.3
Other liabilities	—	19.4	19.4
Deferred income taxes	(4.3)	(6.8)	(11.1)
Retained earnings	(6.0)	(12.6)	(18.6)

Total	$—	$—	$—

Note 17. Change in Accounting Principle

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

Note 18. Contingencies

In March 2005, Alaska filed a lawsuit in federal district court in Seattle against the International Association of Machinists (IAM) seeking to compel arbitration of a dispute regarding the permissibility, under the collective bargaining agreement, of subcontracting of Alaska’s ramp service operation in Seattle. On May 10, 2005, the IAM filed a counter claim against Alaska alleging that Alaska violated the Railway Labor Act status quo and engaged in bad faith bargaining by, among other things, stating that it would subcontract the Seattle ramp work if it could not reach agreement with the IAM on an acceptable new labor contract. On May 13, 2005, Alaska subcontracted the ramp service operation in Seattle, resulting in the immediate reduction of approximately 475 employees represented by the IAM. Alaska filed a motion to dismiss the IAM counterclaim. In April 2006, the federal district court in Seattle granted voluntary dismissal of Alaska’s lawsuit against the International Association of Machinists (IAM) seeking to compel arbitration of dispute regarding the permissibility of subcontracting of Alaska’s ramp service operation in Seattle. At the same time, the court also dismissed a counterclaim by the IAM alleging that Alaska violated the Railway Labor Act status quo and engaged in bad faith bargaining. The appeal period has expired and these matters are closed.

Additionally, the IAM filed a grievance against Alaska alleging that Alaska violated the collective bargaining agreement by, among other things, subcontracting the ramp service operation in Seattle when the parties could not reach agreement on an acceptable labor contract. Arbitration for this matter commenced in January 2007 and is scheduled to resume in April 2007. The Company cannot predict the outcome of this arbitration; however, management does not believe any unfavorable outcome would be material to the Company’s cash flows or results of operations.

The Company could potentially be responsible for environmental remediation costs primarily related to jet fuel and other petroleum contamination that occurs in the normal course of business at various locations in the Company’s system. The Company has established an accrual for estimated remediation costs for known contamination based on information currently available. The accrual was not significant at December 31, 2006 or 2005.

Despite more than a year of negotiations to reach a mutual agreement, in December 2006, the Company was notified by the City of Los Angeles that terminal charges related to its operations at Los Angeles International Airport (LAX) would be unilaterally increased dramatically for 2007 and beyond. Additionally, maintenance and operations fees were increased retroactively to January 2006. These increases were made applicable for all airlines operating in Terminals 1 and 3 at LAX, but were not imposed on airlines operating in Terminals 2 and 4 through 8, because of their long-term leases currently in effect. Alaska and Horizon, along with other airlines in Terminals 1 and 3, have filed a complaint with the Department of Transportation (DOT) alleging that these disparate changes of such great amounts and the long duration of such changes constitute unreasonable discrimination under federal statutes and DOT and FAA policies. By statue, this question will be resolved by the U.S. Secretary of Transportation early in the summer of 2007. An adverse decision by the Secretary could be appealed to the Federal Circuit Court in Washington, D.C.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Alaska Air Group, Inc.:

We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth thereon.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payment, for its stock compensation awards and adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). As discussed in Note 16 to the consolidated financial statements, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which resulted in a change in the manner in which the Company assesses the impact of financial statement errors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Seattle, Washington

February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Alaska Air Group, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control, that Alaska Air Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Air Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Alaska Air Group, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Alaska Air Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Alaska Air Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Air Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 21, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Seattle, Washington

February 21, 2007

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Alaska Air Group, Inc.

(In Millions)	Beginning Balance	Additions Charged to Expense	(A) Deductions	Ending Balance
Year Ended December 31, 2004
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.7	$2.5	$(1.2)	$3.0

Obsolescence allowance for flight equipment spare parts	$18.0	$1.5	$(0.6)	$18.9

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$14.2	$3.3	$(10.6)	$6.9

Year Ended December 31, 2005
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$3.0	$1.2	$(1.5)	$2.7

Obsolescence allowance for flight equipment spare parts	$18.9	$5.9	$(4.1)	$20.7

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$6.9	$2.9	$(6.5)	$3.3

Year Ended December 31, 2006
(a) Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.7	$1.6	$(1.4)	$2.9

Obsolescence allowance for flight equipment spare parts	$20.7	$3.6	$(3.8)	$20.5

(b) Reserve recorded as other long-term liabilities:
Leased aircraft return provision	$3.3	$4.1	$(6.4)	$1.0

(A)	Deduction from reserve for purpose for which reserve was created. For leased aircraft return provisions, the balance is reclassified to other long-term liabilities if the lease is extended on the underlying aircraft. Additionally, in 2006, a large portion of the reserve was released in connection with the purchase of five MD-80 aircraft from the lessors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our current and periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

During 2006, the separate accounting and payroll departments of Alaska and Horizon were combined into one Air Group accounting and payroll function in an attempt to improve economies of scale and standardize processes across the two companies. Additionally, in 2006, Horizon implemented a new maintenance and inventory system. There were no changes in the Company’s internal control over financial reporting, including the changes described above, identified in management’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

See “Election of Directors,” incorporated herein by reference from the definitive Proxy Statement for Air Group’s Annual Meeting of Shareholders to be held on June 12, 2007 in Anchorage, AK (hereinafter referred to as our “2007 Proxy”). See “Executive Officers of the Registrant” in Part I following Item 4 for information relating to executive officers.

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

Our code of ethics is located on our Internet website at www.alaskaair.com under “Company Info—Investor Information—Corporate Governance.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions that relates to any element of the code of ethics definition enumerated above by posting such information on the corporate governance portion of our internet website.

ITEM 11.	EXECUTIVE COMPENSATION

See “Executive Compensation,” incorporated herein by reference from our 2007 Proxy.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” incorporated herein by reference from our 2007 Proxy.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Certain Relationships and Related Transactions,” incorporated herein by reference from our 2007 Proxy.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See “Principal Accountant Fees and Services,” incorporated herein by reference from our 2007 Proxy.

PART IV

ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements: The financial statements included in Item 8 above

2.	Financial Statement Schedules: Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2006, 2005 and 2004, included in Item 8 above

3.	Exhibits: See Exhibit Index on page 103.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ WILLIAM S. AYER	Date: February 23, 2007
William S. Ayer,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 23, 2007 on behalf of the registrant and in the capacities indicated.

/s/ WILLIAM S. AYER William S. Ayer	Chairman, President, Chief Executive Officer and Director

/s/ BRADLEY D. TILDEN Bradley D. Tilden	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)

/s/ BRANDON S. PEDERSEN Brandon S. Pedersen	Vice President/Finance and Controller (Principal Accounting Officer)

/s/ PATRICIA M. BEDIENT Patricia M. Bedient	Director

/s/ PHYLLIS J. CAMPBELL Phyllis J. Campbell	Director

/s/ MARK R. HAMILTON Mark R. Hamilton	Director

/s/ BRUCE R. KENNEDY Bruce R. Kennedy	Director

/s/ JESSIE J. KNIGHT, JR. Jessie J. Knight, Jr.	Director

/s/ R. MARC LANGLAND R. Marc Langland	Director

/s/ DENNIS F. MADSEN Dennis F. Madsen	Director

/s/ BYRON I. MALLOTT Byron I. Mallott	Director

/s/ JOHN V. RINDLAUB John V. Rindlaub	Director

/s/ J. KENNETH THOMPSON J. Kenneth Thompson	Director

/s/ RICHARD A. WIEN Richard A. Wien	Director

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

Certain of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference from the document described in parenthesis. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

*3.1	Restated Certificate of Incorporation of Alaska Air Group, Inc. as amended through May 16, 2006 (files as part of July 10, 2006 Form 8-K)

*3.2	Bylaws of Alaska Air Group, Inc., as amended through March 9, 2006 (Exhibit 3(ii) to March 16, 2006 Form 8-K/A)

*10.1	Credit Agreement dated as of March 25, 005 among Alaska Airlines, Inc., as borrower, Bank of America, N.A. as administrative agent, Citicorp USA, Inc. as syndication agent, U.S. Bank National Association as documentation agent, and other lenders. (Exhibit 10.1 to First Quarter 2005 Form 10-Q)

*#10.2	Aircraft General Terms Agreement dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc. (Exhibit 10.1 to Second Quarter 2005 Form 10-Q)

*#10.3	Purchase Agreement No. 2497 dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc. (Exhibit 10.2 to Second Quarter 2005 Form 10-Q)

*#10.4	Supplemental to Master Purchase Agreement dated October 18, 2005 by and between Horizon Air Industries, Inc. and Bombardier, Inc. (Exhibit 10.1 to Third Quarter 2005 Form 10-Q)

*#10.5	Credit Agreement dated October 19, 2005 between Alaska Airlines, Inc. and HSH Nordbank AG New York Branch, as security agent, Norddeutsche Landesbank Girozentrale, and DekaBank Deutsche Girozentrale (Exhibit 10.2 to Third Quarter 2005 Form 10-Q)

*10.6	Alaska Air Group, Inc. Performance Based Pay Plan (formerly “Management Incentive Plan”), as amended through September 14, 2006*** (Exhibit 10.1 to September 18, 2006 Form 8-K)

*10.7	2004 Alaska Air Group, Inc. Long-Term Incentive Equity Plan and form of stock option and restricted stock unit agreements (Exhibit 10.2 to 2004 Form 10-K)***

*10.8	Alaska Air Group, Inc. 1988 Stock Option Plan, as amended through May 19, 1992 (Registration Statement No. 33-52242)***

*#10.9	Lease Agreement dated January 22, 1990 between International Lease Finance Corporation and Alaska Airlines, Inc. for the lease of a B737-400 aircraft, summaries of 19 substantially identical lease agreements and Letter Agreement #1 dated January 22, 1990 (Exhibit 10-14 to 1990 Form 10-K)

*10.10	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan (Registration Statement 333-09547)***

*10.11	Alaska Air Group, Inc. Non Employee Director Stock Plan (Registration Statement 333-33727)***

*10.12	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan (Registration Statement 333-39899)***

*10.13	Alaska Air Group, Inc. 1981 Supplementary Retirement Plan for Elected Officers, as amended by First Amendment to the Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Officers (Exhibit 10.15 to 1997 Form 10-K)***

*10.14	Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan (Exhibit 10.16 to 1997 Form 10-K)***

*10.15	Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan (Registration Statement 333-87563)***

*10.16	Alaska Air Group, Inc. Change of Control Agreement dated October 27, 1999 (Exhibit 10.18 to 1999 Form 10-K)

*10.17	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended by First Amendment to the Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.17 to Amendment No. 1 to Registration Statement No. 333-107177 dated September 23, 2003)

*10.18	Supplemental retirement plan arrangement dated as of December 29, 1996 between Alaska Airlines, Inc. and George Bagley (Exhibit 10.19 to 2004 Form 10-K)***

*10.18 (a)	Retirement and Non-Compete Agreement by and between George D. Bagley and Alaska Airlines, Inc. (Exhibit 10.1 to September 14, 2005 Form 8-K)***
*10.19	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement (Exhibit 10.1 to February 2, 2007 Form 8-K)***

*10.20	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Stock Unit Award Agreement (Exhibit 10.2 to February 2, 2007 Form 8-K)***

*10.21	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Performance Stock Unit Award Agreement (Exhibit 10.3 to February 2, 2007 Form 8-K)***

**12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

**21	Subsidiaries of the Registrant

**23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

**31.1	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**31.2	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

**32.1	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

**32.2	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Previously filed.
**	Filed herewith.
***	Indicates management contract or compensatory plan or arrangement.
#	Confidential treatment was requested as to a portion of this document.