Form 10-Q
period 2007-06-30
ALASKA AIR GROUP INC
filed 2007-08-07
CIK 766421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

The registrant has 40,477,344 common shares, par value $1.00, outstanding at June 30, 2007.

ALASKA AIR GROUP, INC.

Quarterly Report on Form 10-Q for the three months ended June 30, 2007

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

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	the competitive environment and other trends in our industry;
•	changes in our operating costs, including fuel, which can be volatile;
•	labor disputes and our ability to attract and retain qualified personnel;
•	the amounts of potential lease termination payments to lessors for our remaining MD-80 leased aircraft and related sublease payments from sublessees, if applicable;
•	our significant indebtedness;
•	compliance with our financial covenants;
•	potential downgrades of our credit ratings and the availability of financing;
•	the implementation of our growth strategy;
•	our ability to meet our cost reduction goals;
•	operational disruptions;
•	general economic conditions, as well as economic conditions in the geographic regions we serve;
•	the concentration of our revenue from a few key markets;
•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;
•	insurance costs;
•	changes in laws and regulations;
•	increases in government fees and taxes;
•	our inability to achieve or maintain profitability;
•	fluctuations in our quarterly results;
•	an aircraft accident or incident;
•	liability and other claims asserted against us;
•	our reliance on automated systems and the risks associated with changes made to those systems; and
•	our reliance on third-party vendors and partners.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see “Item 1A: Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2006. Please consider our forward-looking statements in light of those risks as you read this report.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (unaudited)

Alaska Air Group, Inc.

ASSETS
(In Millions)	June 30, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$158.2	$230.7
Marketable securities	829.5	783.2

Total cash and marketable securities	987.7	1,013.9
Securities lending collateral	104.9	111.3
Receivables - net	189.1	134.2
Inventories and supplies - net	55.1	44.7
Deferred income taxes	144.3	134.2
Fuel hedge contracts	54.6	45.9
Prepaid expenses and other current assets	93.9	88.1

Total Current Assets	1,629.6	1,572.3

Property and Equipment
Aircraft and other flight equipment	2,670.3	2,296.6
Other property and equipment	558.5	530.7
Deposits for future flight equipment	412.6	437.8

	3,641.4	3,265.1
Less accumulated depreciation and amortization	947.6	906.1

Total Property and Equipment - Net	2,693.8	2,359.0

Fuel Hedge Contracts	18.8	22.7

Other Assets	137.2	123.1

Total Assets	$4,479.4	$4,077.1

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (unaudited)

Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY
(In Millions Except Per-Share Amounts)	June 30, 2007	December 31, 2006
Current Liabilities
Accounts payable	$93.3	$90.0
Accrued aircraft rent	55.7	56.8
Accrued wages, vacation and payroll taxes	104.5	144.0
Other accrued liabilities	449.7	404.3
Air traffic liability	493.1	311.2
Securities lending obligation	104.9	111.3
Current portion of long-term debt	107.3	119.1

Total Current Liabilities	1,408.5	1,236.7

Long-Term Debt, Net of Current Portion	1,177.0	1,031.7

Other Liabilities and Credits
Deferred income taxes	122.8	114.6
Deferred revenue	373.3	333.0
Other liabilities	462.1	475.6

	958.2	923.2

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value Authorized: 100,000,000 shares
Issued: 2007 - 42,655,368 shares
2006 - 42,501,163 shares	42.7	42.5
Capital in excess of par value	888.4	877.9
Treasury stock (common), at cost: 2007 - 2,178,024 shares
2006 - 2,207,474 shares	(49.7)	(50.4)
Accumulated other comprehensive loss	(188.4)	(191.4)
Retained earnings	242.7	206.9

	935.7	885.5

Total Liabilities and Shareholders’ Equity	$4,479.4	$4,077.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Alaska Air Group, Inc.

Three Months Ended June 30 (In Millions Except Per-Share Amounts)	2007	2006
Operating Revenues
Passenger	$836.2	$807.4
Freight and mail	27.4	26.7
Other - net	40.8	38.9

Total Operating Revenues	904.4	873.0

Operating Expenses
Wages and benefits	236.6	234.4
Variable incentive pay	3.8	10.6
Aircraft fuel, including hedging gains and losses	227.8	199.8
Aircraft maintenance	59.0	57.8
Aircraft rent	44.7	46.1
Landing fees and other rentals	56.5	52.0
Contracted services	39.8	39.6
Selling expenses	41.1	46.4
Depreciation and amortization	43.8	36.7
Food and beverage service	12.8	12.5
Other	57.1	53.2
Fleet transition costs - Horizon	3.7	—
Restructuring charges and adjustments	—	3.8

Total Operating Expenses	826.7	792.9

Operating Income	77.7	80.1

Nonoperating Income (Expense)
Interest income	13.8	14.1
Interest expense	(22.5)	(18.1)
Interest capitalized	6.7	5.8
Other - net	(0.7)	(0.8)

	(2.7)	1.0

Income before income tax	75.0	81.1
Income tax expense	28.9	25.6

Net Income	$46.1	$55.5

Basic Earnings Per Share:	$1.14	$1.46
Diluted Earnings Per Share:	$1.13	$1.38
Shares used for computation:
Basic	40.450	38.028
Diluted	40.782	40.076

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Alaska Air Group, Inc.

Six Months Ended June 30 (In Millions Except Per-Share Amounts)	2007	2006
Operating Revenues
Passenger	$1,532.0	$1,486.9
Freight and mail	48.6	48.1
Other - net	83.2	73.4

Total Operating Revenues	1,663.8	1,608.4

Operating Expenses
Wages and benefits	473.6	457.6
Variable incentive pay	14.3	19.1
Aircraft fuel, including hedging gains and losses	412.7	362.9
Aircraft maintenance	117.5	119.0
Aircraft rent	88.0	92.7
Landing fees and other rentals	111.2	99.5
Contracted services	78.4	76.7
Selling expenses	80.1	87.9
Depreciation and amortization	85.7	73.6
Food and beverage service	24.0	24.0
Other	112.0	105.6
Fleet transition costs - Alaska	—	131.1
Fleet transition costs - Horizon	6.7	—
Restructuring charges and adjustments	—	3.8

Total Operating Expenses	1,604.2	1,653.5

Operating Income (Loss)	59.6	(45.1)

Nonoperating Income (Expense)
Interest income	28.2	25.2
Interest expense	(43.5)	(37.2)
Interest capitalized	13.8	10.5
Other - net	(0.9)	(1.7)

	(2.4)	(3.2)

Income (loss) before income tax	57.2	(48.3)
Income tax expense (benefit)	21.4	(24.7)

Net Income (Loss)	$35.8	$(23.6)

Basic Earnings (Loss) Per Share:	$0.89	$(0.66)
Diluted Earnings (Loss) Per Share:	$0.88	$(0.66)
Shares used for computation:
Basic	40.408	35.759
Diluted	40.915	35.759

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Alaska Air Group, Inc.

(In Millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2006	40.294	$42.5	$877.9	$(50.4)	$(191.4)	$206.9	$885.5

Net income for the six months ended June 30, 2007						35.8	35.8
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					(3.6)
Reclassification to earnings					(0.4)
Income tax effect					1.5

					(2.5)		(2.5)

Adjustments related to employee benefit plans:					8.8
Income tax effect					(3.3)

					5.5		5.5

Total comprehensive income							38.8

Stock-based compensation			5.4				5.4
Stock issued for employee stock purchase plan	0.054	0.1	1.3				1.4
Stock issued under stock plans, including $0.5 million tax benefit	0.129	0.1	3.8	0.7			4.6

Balances at June 30, 2007	40.477	$42.7	$888.4	$(49.7)	$(188.4)	$242.7	$935.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Air Group, Inc.

Six Months Ended June 30 (In Millions)	2007	2006
Cash flows from operating activities:
Net income (loss)	$35.8	$(23.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fleet transition costs, including impairment charge	6.7	131.1
Restructuring charges and adjustments	—	3.8
Depreciation and amortization	85.7	73.6
Stock-based compensation	5.4	3.9
Changes in fair values of open fuel hedge contracts	(4.8)	12.6
Loss (gain) on sale of assets	(1.4)	0.2
Changes in deferred income taxes	24.2	(18.5)
Tax benefit from stock option exercises	(0.5)	(2.5)
Increase in receivables - net	(54.9)	(32.9)
Increase in prepaid expenses and other current assets	(16.7)	(41.7)
Increase in air traffic liability	181.9	139.2
Increase in other current liabilities	1.4	26.8
Increase (decrease) in deferred revenue and other-net	4.4	(34.6)

Net cash provided by operating activities	267.2	237.4

Cash flows from investing activities:
Proceeds from disposition of assets	54.1	0.3
Purchases of marketable securities	(679.9)	(339.3)
Sales and maturities of marketable securities	630.0	286.8
Property and equipment additions:
Aircraft and aircraft purchase deposits	(411.6)	(265.0)
Other flight equipment	(40.6)	(26.6)
Other property and equipment	(21.0)	(8.6)
Restricted deposits and other	(9.0)	3.7

Net cash used in investing activities	(478.0)	(348.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	196.1	187.0
Long-term debt payments	(62.6)	(29.2)
Proceeds from issuance of common stock	4.3	17.9
Tax benefit from stock option exercises	0.5	2.5

Net cash provided by financing activities	138.3	178.2

Net change in cash and cash equivalents	(72.5)	66.9
Cash and cash equivalents at beginning of year	230.7	73.6

Cash and cash equivalents at end of period	$158.2	$140.5

Supplemental disclosure of cash paid (received) during the period for:
Interest (net of amount capitalized)	$27.1	$24.4
Income taxes	(4.1)	(0.8)
Noncash investing and financing activities:
Conversion of senior convertible notes to equity	—	150.0

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Alaska Air Group, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the condensed consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of June 30, 2007, as well as the results of operations for the three and six months ended June 30, 2007 and 2006. The adjustments made were of a normal recurring nature.

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

Securities Lending

The Company lends certain marketable securities to third parties for a period of less than one year. During the period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. As of June 30, 2007, the Company had $102.8 million of securities on loan under the program. These affected securities are included as marketable securities under current assets on the condensed consolidated balance sheets.

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

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 was effective for and adopted by the Company on January 1, 2007. Taxes collected from the Company’s passengers, which include sales taxes, excise taxes, airport and security fees and other fees, are and have been recorded on a net basis.

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS 157 is intended to eliminate the diversity in practice associated with measuring fair value under existing accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement 159), which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. This interpretation is effective for fiscal years beginning after November 15, 2007, and an early adoption is allowed under certain circumstances. The Company does not expect this statement to have a significant impact on the Company’s financial position, results of operations or cash flows.

Note 2. Fleet Transition

Alaska Transition to All-Boeing 737 Fleet

In March 2006, the Company’s Board approved a plan to accelerate the retirement of Alaska’s MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008, which is earlier than the original retirement schedule. As a result of this decision, the Company evaluated impairment as required by SFAS No.144 and concluded that the carrying value of the owned MD-80 fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the first quarter of 2006, the Company recorded an impairment charge totaling $131.1 million (pretax) to write down the fleet to its estimated fair market value.

In the third quarter of 2006, the Company also purchased five MD-80 aircraft from lessors and, in conjunction with the purchases, terminated the leases for those five aircraft.

During the three months ended June 30, 2007, the Company sold 19 of its 20 owned MD-80s, and has a forward sales agreement to sell the 20th at a future date. The majority of these aircraft are being leased from the buyer under short-term lease arrangements that will allow the Company to maintain the current MD-80 retirement schedule through December 2008.

Alaska currently has four MD-80 aircraft under long-term lease arrangements that it plans to cease operating before the end of the lease term. Management anticipates that once these aircraft have been removed from operation, the Company will dispose of these aircraft through lease buy-out, a sublease arrangement, or store them at a long-term storage facility. It is likely that the Company will record an operating charge in its statement of operations if this occurs.

Horizon Fleet Transition

During the third quarter of 2006, Horizon signed a letter of intent with another carrier to sublease 16 of its Bombardier Q200 aircraft. Under the terms of the letter of intent, up to 11 aircraft will leave Horizon’s operating fleet in 2007, and an additional five aircraft will leave in the first half of 2008. Each sublease will result in a loss for Horizon approximating the difference between the lease payments and the sublease receipts. The loss on each aircraft will be recorded when the specific aircraft leave Horizon’s fleet and the sublease arrangement begins. As of June 30, 2007, five of the aircraft have been delivered to the other carrier, resulting in a sublease loss of approximately $6.7 million for the six months ended June 30, 2007. The Company expects the loss to average approximately $1.3 million per aircraft.

On April 23, 2007, Horizon announced an order for 15 additional Q400 aircraft, with options to purchase 20 more. These aircraft will be delivered in 2008 and 2009. With this order, Horizon plans to phase out the remaining Q200 aircraft by the end of 2009. Since all of Horizon’s Q200 aircraft are leased, the Company expects to realize a loss on the transition out of the remaining Q200s because the current market lease rates for these aircraft are below Horizon’s contractual lease rates. However, the nature, timing, or amount of the loss cannot be reasonably estimated at this point for the aircraft that are not part of the sublease agreement described above.

Note 3. Restructuring Charges

In July 2006, Alaska reached new four-year agreements with the approximately 3,700 clerical, office and passenger service employees and the ramp service and stores agents, all represented by the International Association of Machinists. Among other items, the agreements included a voluntary severance package offered to employees in the top four wage-scale steps that included cash payments based on years of service, one year of medical coverage after the severance date, and continued travel privileges for a period of time. The total amount of the charge was $28.6 million and was recorded as restructuring charges in the statement of operations during the third quarter of 2006.

The accrual for severance and related costs is included in accrued wages, vacation, and payroll taxes in the condensed consolidated balance sheets.

The following table displays the activity and balance of the severance and related costs components of the Company’s restructuring accrual as of and for the six months ended June 30, 2007 and 2006. Substantially all of the accrual at December 31, 2006 and June 30, 2007 relates to the severance package described above.

Accrual for Severance and Related Costs ($ in millions)	2007	2006
Balance at December 31, 2006 and 2005, respectively	$19.9	$3.1
Cash payments	(18.0)	0.7

Balance at June 30	$1.9	$3.8

The Company expects to make the remaining cash payments within the next 12 months.

Note 4. Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options, collar structures, and swap agreements for crude oil, among other initiatives.

The Company records fuel hedge contracts on the condensed consolidated balance sheet at their fair value. Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Raw or “into-plane” fuel cost	$231.9	$230.4	$427.4	$423.5
Changes in value and settlement of fuel hedge contracts	(4.1)	(30.6)	(14.7)	(60.6)

Aircraft fuel expense	$227.8	$199.8	$412.7	$362.9

The Company realized gains of $5.9 million and $34.4 million during the three months ended June 30, 2007 and 2006, respectively, on fuel hedge contracts that settled during the period. Gains on the settled hedges were $7.7 million and $64.4 million during the six months ended June 30, 2007 and 2006, respectively.

Outstanding fuel hedge positions as of June 30, 2007 are as follows:

Quarter	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Third Quarter 2007	50%	54.5	$57.12
Fourth Quarter 2007	50%	52.5	$62.21
First Quarter 2008	36%	36.6	$61.92
Second Quarter 2008	29%	31.2	$63.53
Third Quarter 2008	21%	24.2	$63.94
Fourth Quarter 2008	23%	23.6	$64.20
First Quarter 2009	5%	5.6	$67.68
Second Quarter 2009	5%	5.8	$67.50
Third Quarter 2009	6%	6.3	$68.25

As of June 30, 2007 and December 31, 2006, the fair values of the Company’s fuel hedge positions were $73.4 million and $68.6 million, respectively, including capitalized premiums of $37.1 million and $39.3 million, respectively, and are presented as both current and non-current assets in the condensed consolidated balance sheets, depending on settlement dates.

Note 5. Other Assets

Other assets consisted of the following (in millions):

	June 30, 2007	December 31, 2006
Restricted deposits (primarily restricted investments)	$ 82.1	$ 91.2
Deferred costs and other assets	55.1	31.9

	$137.2	$123.1

Note 6. Mileage Plan

Alaska’s Mileage Plan deferred revenue and related liabilities are included under the following balance sheet captions (in millions):

	June 30, 2007	December 31, 2006
Current Liabilities:
Other accrued liabilities	$217.6	$196.6
Other Liabilities and Credits (non-current):
Deferred revenue	347.4	328.3
Other liabilities	20.6	20.7

	$585.6	$545.6

Alaska’s Mileage Plan revenue is included under the following statement of operations captions for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Passenger revenues	$32.3	$25.6	$60.6	$51.3
Other-net revenues	25.6	25.9	53.5	46.4

	$57.9	$51.5	$114.1	$97.7

Note 7. Long-term Debt

At June 30, 2007 and December 31, 2006, long-term debt obligations were as follows (in millions):

	June 30, 2007	December 31, 2006
Fixed-rate notes payable due through 2022	$823.2	$721.0
Variable-rate notes payable due through 2022	444.1	390.6
Pre-delivery payment facility expiring in 2009	17.0	39.2
Long-term debt	1,284.3	1,150.8
Less current portion	(107.3)	(119.1)

	$1,177.0	$1,031.7

During the first six months of 2007, Alaska borrowed $196.1 million using fixed-rate and variable-rate debt secured by flight equipment and made payments of $62.6 million, including $22.2 million on its pre-delivery payment facility.

Note 8. Employee Benefit Plans

Pension Plans-Qualified Defined Benefit

Net pension expense for the three and six months ended June 30, 2007 and 2006 included the following components (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$13.3	$12.3	$26.6	$24.6
Interest cost	15.0	12.7	30.0	25.4
Expected return on assets	(16.3)	(12.5)	(32.6)	(25.0)
Amortization of prior service cost	1.0	1.2	2.0	2.4
Actuarial loss	3.0	3.9	6.0	7.8

Net pension expense	$16.0	$17.6	$32.0	$35.2

The Company contributed $17.5 million and $35.0 million to its qualified defined-benefit plans during the three and six months ended June 30, 2007. We continue to evaluate the amount of additional funding for the remainder of 2007. The Company made $55.1 million and $71.9 million in contributions to its defined benefit-pension plans during the three and six months ended June 30, 2006, respectively.

Pension Plans-Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined benefit plans was $0.9 million and $1.8 million for the three and six months ended June 30, 2007, respectively, compared to $1.0 million and $2.0 million for the three and six months ended June 30, 2006.

Post-retirement Medical Benefits

Net periodic benefit cost for the post-retirement medical plans for the three and six months ended June 30 included the following components (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$1.2	$1.4	$2.4	$2.7
Interest cost	1.4	1.1	2.8	2.1
Amortization of prior service cost	(0.1)	3.5	(0.2)	3.3
Actuarial loss	0.4	0.4	0.8	0.8

Net periodic benefit cost	$2.9	$6.4	$5.8	$8.9

Note 9. Stock-Based Compensation Plans

The Company accounts for stock-based awards using Statement of Financial Accounting Standards SFAS No. 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95. The Company adopted this standard January 1, 2006 using the modified prospective method. All stock-based compensation expense is recorded in wages and benefits in the condensed consolidated statements of operations.

Stock Options

The Company has stock option awards outstanding under a number of long-term incentive equity plans, one of which continues to provide for the grant of stock options to purchase the Company’s common stock at market prices on the date of grant to directors, officers and employees of the Company and its subsidiaries.

During the six months ended June 30, 2007, 187,107 options were granted with a weighted-average fair value of $19.71. During the same period in the prior year, 7,675 options were granted with a weighted-average fair value of $14.17.

The Company recorded stock-based compensation expense related to stock options of $ 2.0 million and $1.7 million for the six months ended June 30, 2007 and 2006, with corresponding tax benefits of $0.7 million and $0.6 million, respectively. As of June 30, 2007, $8.9 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 1.6 years.

At June 30, 2007, options to purchase 2,169,685 shares of common stock were outstanding with a weighted average exercise price of $32.76. Of that total, 1,895,995 were exercisable at a weighted average exercise price of $31.66.

Restricted Stock Awards

During the six months ended June 30, 2007, the Company awarded 64,195 restricted stock units (RSUs) to certain employees, with grant date fair values of $2.7 million. This amount reflects the value of the total RSU awards at the grant date based on the closing price of the Company’s common stock. Compensation cost for RSUs is recognized over three years from the date of grant as the awards “cliff vest” after three years. The Company recorded stock-based compensation expense related to RSUs of $2.7 million and $1.7 million during the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, $8.5 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 12 months.

Performance Stock Awards

During the first quarter of 2007, the Company awarded Performance Share Unit awards (PSUs) to certain executives. PSUs are similar to RSUs, but vesting is based on a performance condition tied to the Company achieving a specified pretax margin over a three-year period. The PSU plan allows a portion of the PSUs to vest even if the specified pretax margin falls below the target, and additional shares to be granted if the margin target is exceeded, subject to a maximum. The Company intends to regularly review its assumptions about meeting the performance goal and expected vesting, and to adjust the related compensation expense accordingly. The Company recorded compensation expense related to PSUs of $0.3 million for the six months ended June 30, 2007.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan. Compensation expense recognized under the plan was $0.4 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively.

Note 10. Income Taxes

In July 2006, FASB issued FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). The purpose of FIN 48 is to clarify certain aspects of the recognition and measurement related to accounting for income tax uncertainties. Under FIN 48, the impact of an uncertain income tax position must be recognized at the largest amount that is more likely than not of being sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

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

Accrued interest on tax positions is recorded as a component of interest expense. Total accrued interest on tax positions included in the FIN 48 liability was zero at January 1, 2007 and $0.4 million at June 30, 2007. No penalties were accrued at January 1, 2007 or at June 30, 2007.

The periods subject to examination for the Company’s federal income tax return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s major state income tax returns other than California are also the years 2003 through 2006. In California, the income tax years 2002 through 2006 remain open to examination.

The Company anticipates that total unrecognized tax benefits will decrease by $3.0 million due to the expiration of the statute of limitations for certain tax years prior to December 31, 2007.

The Company does not believe that it is reasonably possible that the total unrecognized tax benefit would significantly increase or decrease in the next 12 months. The FIN 48 liability for its unrecognized tax benefit is classified in other long-term liabilities on the condensed consolidated balance sheet.

During the first quarter of 2007, the Company received a favorable decision in a matter with the State of California. As a result of the decision, the Company reduced its FIN 48 liability by $0.7 million, recorded a previously unrecognized tax benefit of $1.0 million, and accrued interest income of $1.5 million.

Note 11. Earnings Per Share

In April 2006, the Company’s senior convertible notes were converted into 5.769 million shares of common stock. These shares have been included in the calculation of the basic weighted-average shares outstanding since that time. The following table sets forth the computation of basic and diluted earnings per share (in millions except per-share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Earnings:
Net income (loss)	$46.1	$55.5	$35.8	$(23.6)

Shares:
Weighted-average shares outstanding,	40.450	38.028	40.408	35.759
basic dilutive effect of share-based awards	0.332	2.048	0.507	NA

Adjusted weighted-average shares outstanding, diluted	40.782	40.076	40.915	35.759

Earnings Per Share:
Basic	$1.14	$1.46	$0.89	$(0.66)
Diluted	$1.13	$1.38	$0.88	$(0.66)

Note 12. Operating Segment Information

Operating segment information for Alaska and Horizon for the three and six-month periods ended June 30 was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Operating revenues:
Alaska	$795.1	$710.4	$1,454.9	$1,300.4
Horizon	178.0	162.7	339.6	308.9
Other*	0.2	0.2	0.5	0.5
Elimination of intercompany revenues	(68.9)	(0.3)	(131.2)	(1.4)

Consolidated	$904.4	$873.0	$1,663.8	$1,608.4

Income (loss) before income tax:
Alaska	$80.9	$72.5	$73.4	$(52.2)
Horizon	(4.9)	9.7	(14.1)	9.3
Other*	(1.0)	(1.1)	(2.1)	(5.4)

Consolidated	$75.0	$81.1	$57.2	$(48.3)

	June 30, 2007	December 31, 2006
Total assets at end of period:
Alaska	$4,136.0	$3,712.0
Horizon	613.1	409.0
Other*	963.3	916.8
Elimination of intercompany accounts	(1,233.0)	(960.7)

Consolidated	$4,479.4	$4,077.1

*	Includes the parent company, Alaska Air Group, Inc., including its investments in Alaska and Horizon, which are eliminated in consolidation.

Note 13. Contingencies

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the Ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007. A second round of hearings took place in April 2007 and a third round took place in late June 2007. A final hearing date is scheduled in late August. Most likely a decision from the arbitrator will not be issued until early to mid 2008.

Dispute with Los Angeles World Airports

Despite more than a year of negotiations to reach a mutual agreement, in December 2006, Alaska was notified by the City of Los Angeles that terminal charges related to the Company’s operations at Los Angeles International Airport (LAX) would be unilaterally increased dramatically for 2007 and beyond. Additionally, maintenance and operations fees were increased retroactively to January 2006. These increases were made applicable for all airlines operating in Terminals 1 and 3 at LAX, but were not imposed on airlines operating in Terminals 2 and 4 through 8, because of their long-term leases currently in effect. Alaska, along with other airlines in Terminals 1 and 3, filed a complaint against Los Angeles World Airports (LAWA) with the Department of Transportation alleging that the amount and duration of the disparities in terminal changes among the carriers at LAX are unreasonable and unjustly discriminatory as they apply to the carriers at Terminals 1 and 3. Additionally, the Company believes these changes violate DOT and FAA policies and regulations, as well as other federal statutes. In April 2007, a DOT Administrative Law Judge heard the complaint and issued an opinion in favor of the carriers in mid-May 2007. In June 2007, the Secretary of Transportation issued a final decision ruling in favor of the carriers, and in July 2007, ordered LAWA to repay the excess charges from February 2007 through June 2007. LAWA issued a credit to Alaska Airlines in July 2007 in the amount of $2.2 million. LAWA appealed the decision to a Federal Circuit Court of Appeals. The carriers have filed cross appeals over certain aspects of the DOT ruling.

Other items

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected.

Management believes the ultimate disposition of the matters discussed above is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission. This overview summarizes the MD&A, which includes the following sections:

•

Second Quarter in Review and Current Events—highlights from the second quarter of 2007 outlining some of the major events that happened during the period and how they affected our financial performance.

•

Results of Operations—an in-depth analysis of the results of operations of Alaska and Horizon for the three and six months ended June 30, 2007. We believe this analysis will help the reader better understand our condensed consolidated statements of operations. Financial and statistical data for Alaska Airlines and Horizon Air, and reconciliations between certain non-GAAP measures to the most directly comparable GAAP measure are also included here.

This section includes forward-looking statements regarding our view of the remainder of 2007. In general, we have included these forward-looking statements in the second quarter discussion only and have chosen not to repeat them in the six-month discussion.

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

Second Quarter in Review and Current Events

Our consolidated pretax income fell to $75.0 million during the second quarter of 2007 from $81.1 million income in the second quarter of 2006. The 2006 results included a $3.8 million restructuring charge associated with the voluntary severance package offered to our flight attendants as part of an early-out program. Both periods include adjustments to reflect timing of gain or loss recognition resulting from mark-to-market fuel hedge accounting.

The revenue environment in the second quarter was characterized by increased competition and softening demand which caused yield and load factor to fall, driving a reduction in unit revenues. Despite the lower unit revenues, our total revenue increased by $31.4 million because of higher capacity.

Our total operating costs increased $33.8 million during the second quarter of 2007, compared to the same period in the prior year. Continued increases in fuel prices that impacted both Alaska and Horizon drove the majority of this increase. These increases were partially offset by declines in variable incentive pay expense, reflecting lower expected payouts under our various employee incentive plans this year.

Labor Costs and Negotiations

We are now in the process of negotiating new contracts with pilots at both Alaska and Horizon. The contract with Alaska’s pilots became amendable May 1, 2007 and the contract with Horizon’s pilots became amendable September 12, 2006. We hope to reach negotiated contracts that recognize the important contributions that our pilots make to our airlines while not harming either company’s competitive position. Factoring in pay rates, productivity measures, pension, and post-retirement medical benefits, we believe our pilot unit costs are among the highest in the industry for the size of aircraft operated.

We do not know what the final outcome of these negotiations will be or when agreements will be reached. However, uncertainty around open contracts could be a distraction to some employees, reduce employee engagement in our business, and prevent us from achieving the operational goals (such as on-time and completion-rate targets) that we have set.

Capacity Purchase Agreement

Alaska and Horizon entered into a Capacity Purchase Agreement (CPA) effective January 1, 2007, whereby Alaska purchases capacity on certain routes (“incentive markets”) from Horizon as specified by the agreement. This agreement has resulted in a new presentation in Alaska’s statement of operations. The actual passenger revenue from the incentive markets is identified as “Passenger revenue—regional flying” and the associated costs are identified as “Regional flying costs.”

Alaska also has a similar arrangement in place with a third-party carrier for flying between Anchorage and Dutch Harbor, Alaska. Historically, the revenue from this arrangement was presented in “Other revenue—net” and the associated costs were in “Contracted services” in Alaska’s statement of operations. Now, all of these revenues and costs are presented with the Horizon incentive-market flying revenues and costs, and the prior period has been reclassified to conform to the current presentation.

The Air Group planning department works to strategically deploy certain Horizon aircraft by optimizing the balance of local and “flow” traffic connections with Alaska in order to maximize total returns to the Company and also allowing Alaska to deploy its larger jets to other missions. Prior to 2007, there was a revenue-sharing arrangement in place whereby Alaska made a payment to Horizon if certain covered markets created losses for Horizon. Alternatively, Horizon made a payment to Alaska if those markets were profitable.

Alaska and Horizon entered into the CPA in order to improve the visibility of both the revenues and the costs of flying in the incentive markets. Under the CPA, Alaska pays Horizon a contractual amount for the purchased capacity in the incentive markets regardless of the revenue collected on those flights. The amount paid to Horizon is generally based on Horizon’s operating costs plus a margin. Alaska bears the inventory and revenue risk in those markets. Accordingly, Alaska records the related passenger revenue. Alaska also records payments to Horizon in “Regional flying costs.” Horizon records the payment from Alaska as passenger revenue.

Under both the revenue-sharing arrangement that was previously in place and the new CPA, the payments made from Alaska to Horizon are eliminated in consolidation and do not impact Air Group’s results.

Aircraft Fuel Expense

In 2005 and 2006, Air Group realized significant benefits from in-the-money fuel hedge contracts. However, our fuel hedge protection has declined substantially as the strike price of our hedges is now closer to current oil prices compared to those in place during the previous two years. During the second quarter of 2007, our economic fuel costs increased substantially because the hedge benefit was $5.9 million, compared to $34.4 million in the second quarter of 2006. This trend is consistent with the first quarter of 2007. Please refer to page 31 for a reconciliation between aircraft fuel expense and economic fuel cost.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts in the future, although significant changes in market conditions could affect our decisions.

Alaska Fleet Transition

During the quarter, we sold 19 of our 20 owned MD-80s, and we have an agreement for the 20th to be sold at a future date. The majority of these aircraft are being leased from the buyer under short-term lease arrangements, which will allow us to maintain our current MD-80 retirement schedule through December 2008.

We currently have four MD-80 aircraft under long-term lease arrangements that we plan to cease operating before the end of the lease term. We anticipate that once these aircraft have been removed from operation, we will dispose of these aircraft through lease buy-out, a sublease arrangement, or store them at a long-term storage facility. It is likely that we will record an operating charge in our statement of operations if this occurs. Aggregate minimum lease payments for these aircraft through the end of the lease terms for these four aircraft are approximately $73.3 million.

During the second quarter, we completed modifications of two additional B737-400 combi aircraft, bringing the total combi aircraft to four. We intend to convert a fifth B737-400 into the fixed, combi configuration by December 2007.

Horizon Fleet Transition

In 2006, Horizon entered into an agreement to sublease 16 of its Bombardier Q200 aircraft to a third party. During the six months ended June 30, 2007, five aircraft were transferred, resulting in a loss on the sublease arrangement of $6.7 million that is reflected as “Fleet transition costs—Horizon” in the condensed consolidated statements of operations. We expect the average loss per aircraft to be approximately $1.3 million, which will be recorded as each aircraft leaves the fleet.

In April 2007, Horizon announced an order for 15 additional Q400 aircraft, with options for 20 more. These aircraft will be delivered in 2008 and 2009. With this order, Horizon plans to phase out the remaining Q200 aircraft by the end of 2009. Since all of Horizon’s Q200 aircraft are leased, we expect to realize a loss on the transition of the remaining Q200s since the current market lease rates for these aircraft are below our contractual lease rates. However, the nature, timing, or amount of the loss cannot be reasonably estimated at this point for the aircraft that are not part of the sublease agreement described above.

Frontier JetExpress

In the third quarter of 2006, we announced that Horizon would discontinue its contract flying with Frontier Airlines as Frontier JetExpress. We had nine CRJ-700 aircraft dedicated to this program, all of which will return to Horizon’s operating fleet in 2007. Two of these aircrafts were returned in January and the remaining seven are scheduled to come back in the third and fourth quarters of 2007. We expect to use these aircraft for productive and strategic redeployments throughout Horizon’s network and in incentive markets with Alaska.

Line of Credit Modification

In April 2007, we announced the Second Amendment of the March 25, 2005, $160 million variable-rate credit facility with a syndicate of financial institutions. The terms of the Second Amendment provide that any borrowings will be secured by either aircraft or cash collateral. The Second Amendment: (i) increases the size of the facility to $185 million; (ii) improves the collateral advance rates for certain aircraft; (iii) extends the agreement by two years with a maturity date of March 31, 2010; and (iv) reprices the credit facility to reflect current market rates. The Company has no immediate plans to borrow using this credit facility.

New Markets

In June 2007, Alaska announced non-stop service between Seattle and both Honolulu and Lihue, Hawaii beginning in October 2007 and seasonal service from Anchorage, Alaska to Honolulu beginning in December 2007. In July 2007, Horizon announced non-stop service from Santa Rosa to Portland. Alaska and Horizon have also initiated or announced additional service in certain existing markets or connected cities already served with new non-stop service.

Seasonality

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

Outlook

The following table summarizes expected 2007 capacity increases at Alaska and Horizon as measured by available seat miles:

	Alaska	Horizon
Third quarter 2007	2% - 3%	15% - 16%
Fourth quarter 2007	4% - 5%	8% - 9%
Full year 2007	3% - 4%	9% - 10%

The expected capacity increase at Alaska is due primarily to the introduction of 14 new B737-800 aircraft in 2007 and the annualization of capacity additions that resulted from 12 B737-800 aircraft delivered in 2006, offset by the retirement of eight MD-80 aircraft and, to a lesser extent, scheduled retirement of other aircraft. On a net basis, we expect that Alaska’s fleet size will increase by only two aircraft, although the 737-800 aircraft are larger than the MD-80s, allowing for the capacity growth mentioned above. Horizon’s expected capacity increase is due largely to the 13 new Q400 aircraft that are expected to be delivered in 2007 and an increase in the number of seats in the existing fleet of Q400s from 74 seats to 76 seats, offset by the subleasing of 11 Q200 aircraft to another carrier. The aircraft deliveries in 2007 at both Alaska and Horizon are planned to be used to replace outgoing aircraft, increase frequency in our existing markets and, to a lesser degree, serve new markets.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Our consolidated net income for the second quarter of 2007 was $46.1 million, or $1.13 per diluted share, compared to net income of $55.5 million, or $1.38 per diluted share, in the second quarter of 2006. The second quarter of 2006 included a $3.8 million restructuring charge associated with an offer of voluntary severance to Alaska’s flight attendants as part of an early retirement program. Both periods include adjustments to reflect timing of gain or loss recognition resulting from mark-to-market fuel hedge accounting. Excluding the restructuring charge, and with fuel stated on an economic basis, our consolidated net income would have been $47.2 million in the second quarter of 2007 compared to net income of $60.3 million in 2006. We believe presentation of this non-GAAP financial measure provides useful information to investors and other readers because:

•	it is useful to monitor performance without these items as it improves our ability to compare our results to other airlines;

•

this financial measure is the basis for our various incentive plans, thus allowing investors to better understand the changes in variable incentive pay expense in our condensed consolidated statements of operations;

•	this financial measure is most often used in internal management and board reporting and decision-making; and

•	we believe it is the basis by which we are evaluated by industry analysts.

For the three and six months ended June 30, 2007, financial and statistical data for Alaska and Horizon are shown on pages 27 and 28, respectively. On pages 29 and 30, we have included a reconciliation of reported non-GAAP financial measures to the most directly comparable GAAP financial measures.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended June 30						Six Months Ended June 30
Financial Data (in millions):	2007		2006		% Change		2007		2006		% Change
Operating Revenues:
Passenger	$663.3		$647.3		2.5		$1,209.2		$1,184.1		2.1
Passenger - regional flying	71.0		4.4		NM		128.3		8.8		NM
Freight and mail	26.3		25.6		2.7		47.0		46.1		2.0
Other - net	34.5		33.1		4.2		70.4		61.4		14.7

Total Operating Revenues	795.1		710.4		11.9		1,454.9		1,300.4		11.9

Operating Expenses:
Wages and benefits	185.6		186.9		(0.7)		372.9		362.6		2.8
Variable incentive pay	2.1		7.6		(72.4)		9.8		14.0		(30.0)
Aircraft fuel, including hedging gains and losses	193.4		173.7		11.3		351.0		315.7		11.2
Aircraft maintenance	34.5		41.9		(17.7)		68.8		86.2		(20.2)
Aircraft rent	27.9		28.9		(3.5)		54.2		58.2		(6.9)
Landing fees and other rentals	42.2		40.5		4.2		84.0		77.4		8.5
Regional flying costs	74.1		4.0		NM		141.5		7.9		NM
Contracted services	30.2		30.2		—		59.6		58.2		2.4
Selling expenses	33.4		38.5		(13.2)		65.0		73.2		(11.2)
Depreciation and amortization	35.6		32.2		10.6		71.0		64.4		10.2
Food and beverage service	12.0		11.9		0.8		22.6		22.7		(0.4)
Other	43.2		39.4		9.6		83.0		78.4		5.9
Fleet transition costs	—		—		—		—		131.1		NM
Restructuring charges and adjustments	—		3.8		NM		—		3.8		NM

Total Operating Expenses	714.2		639.5		11.7		1,383.4		1,353.8		2.2

Operating Income (Loss)	80.9		70.9		NM		71.5		(53.4)		NM

Interest income	16.6		14.8				32.5		26.6
Interest expense	(22.1)		(17.8)				(42.5)		(33.6)
Interest capitalized	6.0		5.1				12.3		9.4
Other - net	(0.5)		(0.5)				(0.4)		(1.2)

	—		1.6				1.9		1.2

Income (Loss) Before Income Tax	$80.9		$72.5		NM		$73.4		$(52.2)		NM

Mainline Operating Statistics:
Revenue passengers (000)	4,627		4,443		4.1		8,489		8,348		1.7
RPMs (000,000) “traffic”	4,820		4,626		4.2		8,886		8,706		2.1
ASMs (000,000) “capacity”	6,140		5,834		5.2		11,834		11,373		4.1
Passenger load factor	78.5%		79.3%		(0.8	)pts	75.1%		76.5%		(1.4	)pts
Yield per passenger mile	13.76	¢	13.99	¢	(1.6)		13.61	¢	13.60	¢	0.1
Operating revenue per ASM (RASM)	11.79	¢	12.10	¢	(2.6)		11.21	¢	11.36	¢	(1.3)
Passenger revenue per ASM	10.80	¢	11.10	¢	(2.7)		10.22	¢	10.41	¢	(1.8)
Operating expenses per ASM	10.43	¢	10.89	¢	(4.2)		10.49	¢	11.83	¢	(11.3)
Operating expense per ASM excluding fuel, fleet transition costs, and restructuring charges (a)	7.28	¢	7.85	¢	(7.3)		7.53	¢	7.87	¢	(4.3)
GAAP fuel cost per gallon	$2.16		$1.96		10.2		$2.02		$1.82		11.0
Economic fuel cost per gallon (a)	$2.14		$1.92		11.5		$2.05		$1.80		13.9
Fuel gallons (000,000)	89.8		88.8		1.1		173.9		173.3		0.3
Average number of full-time equivalent employees	9,748		9,347		4.3		9,645		9,168		5.2
Aircraft utilization (blk hrs/day)	11.0		11.0		—		10.9		11.0		(0.9)
Average aircraft stage length (miles)	917		920		(0.3)		917		921		(0.4)
Operating fleet at period-end	114		113		1a/c		114		113		1a/c

Regional Operating Statistics:
Revenue passengers (000)	702		13		NM		1,280		26		NM
RPMs (000,000)	273		11		NM		493		22		NM
ASMs (000,000)	352		19		NM		668		37		NM

NM = Not Meaningful

(a)	See pages 29 and 31 for a reconciliation of this non-GAAP measure.

Horizon Air Financial and Statistical Data (unaudited)

	Three Months Ended June 30						Six Months Ended June 30
Financial Data (in millions):	2007		2006		% Change		2007	2006		% Change
Operating Revenues:
Passenger	$175.7		$160.4		9.5		$335.1	$304.2		10.2
Freight and mail	0.6		1.1		(45.5)		1.1	2.0		(45.0)
Other - net	1.7		1.2		41.7		3.4	2.7		25.9

Total Operating Revenues	178.0		162.7		9.4		339.6	308.9		9.9

Operating Expenses:
Wages and benefits	50.2		46.5		8.0		99.1	93.0		6.6
Variable incentive pay	1.7		3.0		(43.3)		4.5	5.1		(11.8)
Aircraft fuel, including hedging gains and losses	34.4		26.1		31.8		61.7	47.2		30.7
Aircraft maintenance	24.5		15.9		54.1		48.7	32.8		48.5
Aircraft rent	16.8		17.2		(2.3)		33.8	34.5		(2.0)
Landing fees and other rentals	14.5		11.7		23.9		27.7	22.6		22.6
Contracted services	6.7		6.9		(2.9)		12.8	13.4		(4.5)
Selling expenses	7.7		8.3		(7.2)		15.1	16.4		(7.9)
Depreciation and amortization	7.9		4.3		83.7		14.1	8.7		62.1
Food and beverage service	0.8		0.6		33.3		1.4	1.3		7.7
Other	11.7		12.0		(2.5)		24.5	23.4		4.7
Fleet transition costs	3.7		—		NM		6.7	—		NM

Total Operating Expenses	180.6		152.5		18.4		350.1	298.4		17.3

Operating Income (Loss)	(2.6)		10.2		NM		(10.5)	10.5		NM

Interest income	1.3		1.0				2.3	1.7
Interest expense	(4.3)		(2.2)				(7.3)	(4.0)
Interest capitalized	0.7		0.7				1.5	1.1
Other - net	—		—				(0.1)	—

	(2.3)		(0.5)				(3.6)	(1.2)

Income (Loss) Before Income Tax	$(4.9)		$9.7		NM		$(14.1)	$9.3		NM

Combined Operating Statistics: (a)
Revenue passengers (000)	1,909		1,745		9.4		3,518	3,339		5.4
RPMs (000,000) “traffic”	731		690		5.9		1,358	1,310		3.7
ASMs (000,000) “capacity”	973		901		8.0		1,898	1,778		6.7
Passenger load factor	75.1%		76.6%		(1.5	)pts	71.5%	73.7%		(2.2	)pts
Yield per passenger mile	24.04	¢	23.25	¢	3.4		24.68 ¢	23.22	¢	6.3
Operating revenue per ASM (RASM)	18.29	¢	18.06	¢	1.3		17.89 ¢	17.37	¢	3.0
Operating expenses per ASM	18.56	¢	16.93	¢	9.7		18.45 ¢	16.78	¢	9.9
Operating expense per ASM excluding fuel (b)	15.03	¢	14.03	¢	7.1		15.19 ¢	14.13	¢	7.5
Operating expense per ASM excluding fuel and fleet transition costs(b)	14.65	¢	14.03	¢	4.4		14.84 ¢	14.13	¢	5.0
GAAP fuel cost per gallon (b)	$2.23		$1.98		12.6		$2.06	$1.81		14.0
Economic fuel cost per gallon (b)	$2.21		$1.94		13.9		$2.11	$1.84		14.7
Fuel gallons (000,000)	15.4		13.2		16.7		30.0	26.1		14.9
Average number of full-time equivalent employees	3,771		3,531		6.8		3,732	3,535		5.6
Aircraft utilization (blk hrs/day)	8.5		8.8		(3.4)		8.6	8.8		(2.3)
Operating fleet at period-end	74		69		5 a/c		74	69		5 a/c

NM = Not Meaningful

(a)	Represents combined information for all Horizon flights, including those operated under Capacity Purchase Agreements with Alaska and as Frontier Jet Express. See pages 38 and 46 for additional line of business information.
(b)	See pages 30 and 31 for a reconciliation of this non-GAAP measure.

Pursuant to Item 10 of Regulation S-K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide management the ability to measure and monitor performance both with and without the cost of aircraft fuel (including the gains and losses associated with our fuel hedging program where appropriate), fleet transition costs, and restructuring charges and adjustments. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control and we record changes in the fair value of our hedge portfolio in our income statement, it is our view that the measurement and monitoring of performance without fuel is important. In addition, we believe the disclosure of financial performance without fleet transition costs and restructuring charges and adjustments is useful to investors. Finally, these non-GAAP financial measures are also more comparable to financial measures reported to the Department of Transportation by other major airlines.

The following tables reconcile our non-GAAP financial measures to the most directly comparable GAAP financial measures for both Alaska Airlines, Inc. and Horizon Air Industries, Inc.:

Alaska Airlines, Inc.

(in millions, except for per-ASM unit information)

	Three Months Ended June 30		Six Months Ended June 30
Mainline unit cost reconciliations:	2007	2006	2007	2006
Operating expenses	$714.2	$639.5	$1,383.4	$1,353.8
Less: regional flying costs	(74.1)	(4.0)	(141.5)	(7.9)

Mainline operating expenses	$640.1	$635.5	$1,241.9	$1,345.9
Mainline ASMs	6,140	5,834	11,834	11,373

Mainline operating expenses per ASM	10.43 ¢	10.89 ¢	10.49 ¢	11.83 ¢

Operating expenses	$714.2	$639.5	$1,383.4	$1,353.8
Less: regional flying costs	(74.1)	(4.0)	(141.5)	(7.9)
Less: aircraft fuel	(193.4)	(173.7)	(351.0)	(315.7)
Less: fleet transition costs	—	—	—	(131.1)
Less: restructuring charges and adjustments	—	(3.8)	—	(3.8)

Mainline operating expenses excluding fuel, fleet transition costs, and restructuring charges and adjustments	$446.7	$458.0	$890.9	$895.3
Mainline ASMs	6,140	5,834	11,834	11,373

Mainline operating expenses per ASM excluding fuel, fleet transition costs, and restructuring charges and adjustments	7.28 ¢	7.85 ¢	7.53 ¢	7.87 ¢

	Three Months Ended June 30		Six Months Ended June 30
Reconciliation to GAAP income (loss) before taxes:	2007	2006	2007	2006
Income before taxes, excluding mark-to-market hedging gains (losses), fleet transition costs, and restructuring charges and adjustments	$82.4	$79.6	$68.1	$87.2
Adjustments to reflect timing of gain or loss recognition resulting from mark-to-market accounting on fuel hedges	(1.5)	(3.3)	5.3	(4.5)
Less: fleet transition costs	—	—	—	(131.1)
Less: restructuring charges and adjustments	—	(3.8)	—	(3.8)

GAAP income (loss) before taxes as reported	$80.9	$72.5	$73.4	$(52.2)

Horizon Air Industries, Inc.

(in millions, except for per-ASM unit information)

	Three Months Ended June 30			Six Months Ended June 30
Unit cost reconciliations:	2007	2006		2007	2006
Operating expenses	$180.6	$152.5		$350.1	$298.4
ASMs	973	901		1,898	1,778

Operating expenses per ASM	18.56 ¢	16.93	¢	18.45 ¢	16.78	¢

Operating expenses	$180.6	$152.5		$350.1	$298.4
Less: aircraft fuel	(34.4)	(26.1)		(61.7)	(47.2)

Operating expenses excluding fuel	$146.2	$126.4		$288.4	$251.2
ASMs	973	901		1,898	1,778

Operating expenses per ASM excluding fuel	15.03 ¢	14.03	¢	15.19 ¢	14.13	¢

Unit cost reconciliations-excluding fleet transition costs:
Operating expenses	$180.6	$152.5		$350.1	$298.4
Less: aircraft fuel	(34.4)	(26.1)		(61.7)	(47.2)
Less: fleet transition costs	(3.7)	—		(6.7)	—

Operating expenses excluding fuel and fleet transition costs	$142.5	$126.4		$281.7	$251.2
ASMs	973	901		1,898	1,778

Operating expenses per ASM excluding fuel and fleet transition costs	14.65 ¢	14.03	¢	14.84 ¢	14.13	¢

Reconciliation to GAAP income before taxes:
Income (loss) before taxes, excluding mark-to-market fuel hedging gains (losses)	$(4.6)	$10.2		$(15.8)	$8.6
Adjustments to reflect timing of gain or loss recognition resulting from mark-to-market accounting on fuel hedges	(0.3)	(0.5)		1.7	0.7

GAAP income (loss) before taxes as reported	$(4.9)	$9.7		$(14.1)	$9.3

Alaska Airlines Fuel Reconciliation

(in millions, except for per-gallon amounts)

	Three Months Ended June 30
	2007		2006
	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or “into-plane” fuel cost	$196.9	$2.20	$200.0	$2.25
Less: gains during the period on settled hedges	(5.0)	(0.06)	(29.6)	(0.33)

Economic fuel expense	$191.9	$2.14	$170.4	$1.92

Adjustments to reflect timing of gain or loss recognition resulting from mark-to-market accounting on fuel hedges	1.5	0.02	3.3	0.04

GAAP fuel expense	$193.4	$2.16	$173.7	$1.96

Fuel gallons	89.8		88.8

	Six Months Ended June 30
	2007		2006
	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or “into-plane” fuel cost	$362.8	$2.09	$366.6	$2.12
Less: gains during the period on settled hedges	(6.5)	(0.04)	(55.4)	(0.32)

Economic fuel expense	$356.3	$2.05	$311.2	$1.80

Adjustments to reflect timing of gain or loss recognition resulting from mark-to-market accounting on fuel hedges	(5.3)	(0.03)	4.5	0.02

GAAP fuel expense	$351.0	$2.02	$315.7	$1.82

Fuel gallons	173.9		173.3

Horizon Air Fuel Reconciliation

(in millions, except for per-gallon amounts)

	Three Months Ended June 30
	2007		2006
	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or “into-plane” fuel cost	$35.0	$2.27	$30.4	$2.30
Less: gains during the period on settled hedges	(0.9)	(0.06)	(4.8)	(0.36)

Economic fuel expense	$34.1	$2.21	$25.6	$1.94

Adjustments to reflect timing of gain or loss recognition resulting from mark-to-market accounting on fuel hedges	0.3	0.02	0.5	0.04

GAAP fuel expense	$34.4	$2.23	$26.1	$1.98

Fuel gallons	15.4		13.2

	Six Months Ended June 30
	2007		2006
	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or “into-plane” fuel cost	$64.6	$2.15	$56.9	$2.18
Less: gains during the period on settled hedges	(1.2)	(0.04)	(9.0)	(0.34)

Economic fuel expense	$63.4	$2.11	$47.9	$1.84

Adjustments to reflect timing of gain or loss recognition resulting from mark-to-market accounting on fuel hedges	(1.7)	(0.05)	(0.7)	(0.03)

GAAP fuel expense	$61.7	$2.06	$47.2	$1.81

Fuel gallons	30.0		26.1

Air Group Net Income (Loss) Reconciliation:

The following table summarizes Alaska Air Group, Inc.’s net income (loss) during 2007 and 2006 excluding adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel-hedge accounting, fleet transition costs related to the impairment of the MD-80 fleet, and restructuring charges and adjustments, as reported in accordance with GAAP (in millions):

	Three Months Ended June 30
	2007	2006
Net income, excluding mark-to-market hedging adjustments, and restructuring charges	$47.2	$60.3
Adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel-hedge accounting, net of tax	(1.1)	(2.4)
Restructuring charges and adjustments, net of tax	—	(2.4)

Reported GAAP amounts	$46.1	$55.5

	Six Months Ended June 30
	2007	2006
Net income, excluding mark-to-market hedging adjustments, Alaska fleet transition costs, and restructuring charges	$31.4	$63.1
Adjustments to reflect timing of gain or loss recognition resulting from mark-to-market fuel-hedging accounting, net of tax	4.4	(2.4)
Fleet transition - Alaska, net of tax	—	(81.9)
Restructuring charges and adjustments, net of tax	—	(2.4)

Reported GAAP amounts	$35.8	$(23.6)

Alaska and Horizon Unit Cost Forecast

Forecasted unit cost information presented on pages 37 and 40 includes non-GAAP unit cost estimates which are summarized in the following table together with the most directly comparable GAAP unit cost for both Alaska Mainline and Horizon:

	Alaska Airlines-Mainline			Horizon Air Combined
	Forecast of cost per available seat mile, excluding fuel (cents)	Forecast of fuel cost per available seat mile (cents)	Forecast of total operating cost per available seat mile, as reported on a GAAP basis (cents)	Forecast of cost per available seat mile, excluding fuel (cents)	Forecast of fuel cost per available seat mile (cents)	Forecast of total operating cost per available seat mile, as reported on a GAAP basis (cents)
Third quarter 2007	7.4-7.5	3.4	10.8-10.9	13.1-13.2	3.8	16.9-17.0
Fourth quarter 2007	7.6-7.7	3.4	11.0-11.1	14.0-14.1	4.1	18.1-18.2
Full year 2007	7.5-7.6	3.2	10.7-10.8	14.3-14.4	3.7	18.0-18.1

Our forecast of fuel costs is based on anticipated gallons consumed and estimated fuel cost per gallon. The estimate also includes the expected benefit from settled hedges. Given the volatility of fuel prices and the mark-to-market adjustments on our fuel hedge portfolio, readers should be cautioned that actual fuel expense will likely differ from the forecast above.

Alaska Airlines Revenues

Total operating revenues increased $84.7 million, or 11.9%, during the second quarter of 2007 as compared to the same period in 2006. The majority of the increase resulted from the new Capacity Purchase Agreement with Horizon described above, with mainline revenues (defined as passenger revenues from those flights operating on Alaska Airlines jets plus freight, mail and other revenues) only contributing $18.1 million of the increase. The components of Alaska’s revenue are summarized in the following table:

	Three Months Ended June 30
(in millions)	2007	2006	% Change
Passenger Revenue - Mainline	$663.3	$647.3	2.5
Freight and mail	26.3	25.6	2.7
Other - net	34.5	33.1	4.2

Total Mainline Revenues	$724.1	$706.0	2.6

Passenger Revenue - Regional flying	71.0	4.4	NM

Total Operating Revenues	$795.1	$710.4	11.9

Passenger Revenue—Mainline

Mainline passenger revenue increased 2.5% on a 5.2% increase in available seat miles offset by a 2.7% decline in passenger revenue per available seat mile (PRASM). The decline in PRASM was caused by a 1.6% decline in yields and a 0. 8-point decline in load factor, from 79.3% to 78.5%. Market-specific results were mixed; however, our load factor declines were the largest in our Mexico markets, where we have seen significant new competitive capacity. We also believe the load factor declines are partly the result of the replacement of older aircraft with larger B737-800 and our substitution of all-passenger B737-400 aircraft in place of B737-400 combi aircraft that are being modified, without a commensurate increase in the number of passengers. Our load factor in July was 83.4% compared to 82.8% in the prior year. Our advance bookings currently suggest that load factors will be up slightly in August and September of 2007 compared to the same periods in 2006.

Passenger Revenue—Regional Flying

Passenger Revenue—Regional flying increased by $66.6 million to $71.0 million because of the new Capacity Purchase Arrangement (CPA) with Horizon.

Although the markets subject to the CPA have changed slightly compared to those included under the prior revenue-sharing arrangement, we believe it is useful to evaluate year-over-year revenue information to gauge actual trends in those markets. This factors out the impact of the intercompany capacity purchase agreement and, as a result, gives readers information about the aggregate impact to Air Group revenues. Total passenger revenue - regional flying recorded by Alaska was $71.0 million. In 2006, Horizon recorded $56.5 million in revenues for markets covered by the revenue-sharing arrangement. Yields in those markets declined 8.6% and load factor increased 2.1 points.

During the second quarter, regional flying expenses exceeded regional passenger revenues by $3.1 million, bringing the year-to-date deficit to $13.2 million. However, revenues in the incentive markets covered by the CPA are highly seasonal in nature and, accordingly, we expect that passenger revenue—regional flying will exceed regional flying costs in the third quarter but fall below costs in the fourth quarters, resulting in a full-year loss from regional flying in excess of the year-to-date amount, but not a multiple of it. However, the reported results of regional flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

Alaska Airlines Expenses

For the quarter, total operating expenses increased $74.7 million compared to the same period in 2006. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30
Operating Expenses (in millions)	2007	2006	% Change
Mainline	$640.1	$635.5	0.7
Regional flying costs	74.1	4.0	NM

Total Operating Expenses	$714.2	$639.5	11.7

Mainline Operating Expenses

Total mainline operating costs for the second quarter of 2007 increased by $4.6 million or 0.7% to $640.1 million compared to $635.5 million in the same period of 2006. Higher fuel costs were mostly offset by declines in other areas, although there are a number of items described more fully below that affect the comparability between the second quarters of 2007 and 2006.

Wages and Benefits

Wages and benefits were nearly flat during the second quarter of 2007 compared to the same period in 2006. The second quarter of 2006 included a $2.7 million contract-signing bonus paid to our flight attendants and a $3.9 million increase in our retiree medical accrual. The number of full-time equivalent employees in 2007 increased 4.3%, largely as a result of our initiative to improve our on-time performance and other operational goals and an increase in the number of flight attendants as we transition to B737-800s, which have four flight attendants compared to three in the MD-80 aircraft that are being replaced.

Variable Incentive Pay

Variable incentive pay decreased $5.5 million, or 72.4%, to $2.1 million. The decrease is due to lower expected annual payouts under the various Air Group profit-based incentive plans, offset by higher expenses associated with our Operational Performance Rewards plan, which rewards employees for meeting monthly on-time and customer-satisfaction goals.

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

•

GAAP fuel expense—defined as raw fuel expense plus the effect of mark-to-market adjustments on settled and unsettled fuel hedges that we include in our income statement as the value of our fuel-hedging portfolio increases and decreases. By definition, our GAAP fuel expense is very volatile, even between quarters, because it includes these mark-to-market adjustments. A key difference between GAAP fuel expense and economic fuel expense is the timing of gain or loss recognition. When we refer to economic fuel expense, we include gains only when they are realized through a cash receipt from our hedge contract counterparties. Under GAAP fuel expense, those gains are recognized when the underlying instrument increases in value, which in the past has occurred in an earlier reporting period.

See page 31 for a reconciliation between GAAP fuel expense as reported in our statement of operations and economic fuel expense in total and on a per-gallon basis.

Aircraft fuel increased $19.7 million, or 11.3%, on slightly higher consumption as a result of a significant decline in the benefit realized from settled hedges contracts compared to the second quarter of 2006. The total cash benefit from hedges that settled during the period declined from $29.6 million in the second quarter of 2006 to $5.0 million in the second quarter of 2007. As a result, our economic fuel costs increased from $170.4 million to $191.9 million. Our economic fuel cost per gallon increased 11.5% over the second quarter of 2006 from $1.92 to $2.14. Based on current jet fuel prices, we expect our economic cost per gallon to be even higher during the third quarter of 2007.

Aircraft Maintenance

Aircraft maintenance decreased by $7.4 million, or 17.7%, compared to the prior-year quarter resulting largely from the benefits of our fleet transition as we replace our aging MD-80s and B737-200C aircraft with newer B737-800 and converted B737-400 aircraft, respectively. We estimate the savings from the fleet transition to be approximately $5 million during the quarter. We currently expect maintenance expense to exceed 2006 levels in the third and fourth quarters of 2007, given the expected timing of certain maintenance events.

Aircraft Rent

Aircraft rent declined slightly because of the buyout of five leased MD-80 aircraft in the third quarter of 2006. These leases were at high rates that were well above current market. The declines were offset by increases that resulted from the sale and short-term leaseback of substantially all of our owned MD-80s during the quarter (although at substantially lower rates) and the addition of two new leased B737-800 aircraft in the fourth quarter of 2006. We expect year-over-year increases in aircraft rent for the rest of the year as the full impact of the short-term leases is realized.

Landing Fees and Other Rentals

Landing fees and other rentals increased by $1.7 million, or 4.2%, compared to the second quarter of 2006 as a result of higher costs at Seattle-Tacoma International Airport and other airports. This was partially offset by the favorable resolution of the Los Angeles World Airports (LAWA) dispute, and the resulting $2.2 million credit recorded in the second quarter that represented a refund of excess amounts paid in February through June. We expect the year-over-year increases in the third and fourth quarters of 2007 to exceed the second quarter increase.

Selling Expenses

Selling expenses declined by $5.1 million, or 13.2%, compared to the second quarter of 2006 as a result of lower ticket distribution costs and credit card fees that resulted from new contracts that were put into place in the last quarter of 2006. The 2006 amount also included a significant increase in our accrual for Mileage Plan award costs and $0.3 million paid to Horizon under the revenue-sharing arrangement in designated markets that existed in 2006, compared to zero this year because of the new CPA. These declines were partially offset by higher advertising costs. We currently expect the downward trend in selling expenses to continue for the reasons described above for the balance of the year.

Depreciation and Amortization

Depreciation and amortization increased $3.4 million, or 10.6%, compared to the second quarter of 2006. This is primarily the result of 16 new owned B737-800 aircraft delivered since the beginning of the second quarter of 2006. As we continue to add new aircraft, we expect this trend to continue for the foreseeable future.

Other operating expenses

Other operating expenses increased because of higher passenger remuneration costs, crew costs, professional fees, software license and maintenance costs, and other costs, offset by lower liability insurance expenses because of better rates negotiated in December 2006.

Mainline Unit Costs per Available Seat Mile (CASM)

Operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit costs focuses not only on controlling the actual dollars we spend, but also on increasing our capacity without adding a commensurate amount of cost. As was the case in 2006, our goal for the next two years is to grow capacity primarily through replacing our MD-80 aircraft with larger-gauge 737-800s.

Total mainline operating costs per available seat mile decreased from 10.89 cents per ASM to 10.43 cents per ASM in the second quarter of 2007. Total operating costs per ASM excluding fuel and restructuring charges recorded in 2006 decreased 7.3%, from 7.85 cents per ASM to 7.28 cents per ASM on a 5.2% increase in ASM capacity. However, the 7.3% decline is not indicative of the unit cost trends that are expected for the rest of the year. For the third quarter, we currently expect our unit costs excluding fuel to increase by 2% to 3% to 7.4 to 7.5 cents per ASM. Our full year unit costs excluding fuel are expected to fall by 2% to 3% to 7.5 to 7.6 cents per ASM. For a reconciliation between this measure and the most directly comparable GAAP measure, please refer to pages 32.

Regional Operating Expense

Regional flying costs increased $70.1 million, from $4.0 million in the second quarter of 2006 to $74.1 million in the second quarter of 2007. Of the total, $68.9 million was paid to Horizon under the new CPA for 333 million ASMs. The balance includes amounts paid to a third party for the Dutch Harbor flying (which approximated the amount paid in 2006) and certain administrative and information technology costs borne by Alaska that are allocated to regional flying costs.

Horizon Air Revenues

For the second quarter of 2007, operating revenues increased $15.3 million, or 9.4%, compared to 2006. Horizon’s passenger revenues are summarized in the table below:

	Three Months Ended June 30
	2007		2006
Revenues (in millions) and % of ASMs	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$96.8	51	$90.6	47
Revenue from CPA with Alaska	68.9	34	n/a	n/a
Passenger revenue - Alaska revenue share markets	n/a	n/a	56.5	30
Revenue from Frontier JetExpress	10.0	15	13.3	23

Total Passenger Revenue and % of ASMs	$175.7	100	$160.4	100

System-wide, Horizon’s unit revenues increased 1.3%. However, the increase was largely due to the shift in capacity out of Frontier JetExpress flying (which produces relatively low RASM because of the nature of the contract and the longer-haul nature of the flying) to higher RASM brand and Alaska CPA flying. As the Frontier JetExpress operation winds down, additional capacity will be shifted to brand and Alaska CPA flying, causing unit revenues (and unit costs) to rise.

Line of business information is presented in the table below. In both CPA arrangements, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity. As a result, yield and load factor information is not presented.

	Three Months Ended June 30, 2007
	Capacity and Mix			Load Factor					Yield			RASM
	Actual (000,000)	% Change	Current % Total	Point Change Yr-over-Yr		Actual	Point Change Yr-over-Yr		% Actual Change			% Actual Change
Brand Flying	492	16.6	51%	4	pts	74.5%	(0.8	)pts	26.42	¢	(7.4)	20.16	¢	(7.7)
Alaska CPA	333	25.1	34%	4	pts	NM	NM		NM		NM	20.69	¢	(3.8)
Frontier CPA	148	(30.4)	15%	(9	)pts	NM	NM		NM		NM	6.77	¢	8.0

System Total	973	8.0	100%	—		75.1%	(1.5	)pts	24.04	¢	3.4	18.29	¢	1.3

Horizon brand flying includes those routes in the Horizon system not covered by the Alaska CPA. Horizon has the inventory and revenue risk in those markets. Passenger revenue from Horizon brand flying increased $6.2 million or 6.8% on a 16.6% increase in brand capacity offset by a 7.7% decline in unit revenues. The decline in unit revenues was due to a 0.8-point reduction in load factor, along with a 7.4% decline in yields in those markets.

Revenue from the CPA with Alaska totaled $68.9 million during the second quarter of 2007. Under the CPA, the fee paid by Alaska is based on Horizon’s operating costs plus a specified margin. Under the prior revenue-sharing arrangement, Alaska made a payment to Horizon equal to Horizon’s loss in those markets, if any, and a quarterly bonus that was based on Alaska’s overall operating margin. Alternatively, Horizon made a payment to Alaska if those markets were profitable.

Revenue from the Frontier JetExpress flying declined 24.8% from $13.3 million in 2006 to $10.0 million in 2007 on a 30.4% decline in ASMs. The ASM decline is consistent with the wind-down of the JetExpress arrangement that will occur throughout 2007.

Horizon Air Expenses

Total operating expenses increased $28.1 million, or 18.4%, as compared to the same period in 2006. Significant period-over-period changes in the components of operating expenses are as follows:

Wages and Benefits

Wages and benefits increased $3.7 million, or 8.0%, as a result of a 6.8% increase in full-time equivalent employees and higher wages per employee.

Variable Pay

Variable pay decreased because of the lower expected annual payouts under the various Air Group profit-based incentive plans, offset by higher expense associated with our Operational Performance Rewards plan.

Aircraft Fuel

Aircraft fuel increased $8.3 million, or 31.8%, due to a 16.7% increase in gallons consumed and a significant decline in the benefit realized from settled hedge contracts compared to the second quarter of 2006. The increase in consumption was driven by the return of two CRJ-700s from Frontier JetExpress and the introduction of several new Q400s into the fleet, replacing smaller, Q200s that consumed less fuel. We expect to see year-over-year increases in the number of gallons consumed as our regional jets return to the Horizon network.

We realized gains of $0.9 million from settled hedge contracts in the second quarter of 2007, compared to $4.8 million in the same period of 2006, resulting in economic fuel expense of $34.1 million in 2007, a 33.2% increase over the second quarter of 2006. Our economic fuel cost per gallon increased 13.9% over the second quarter of 2006, from $1.94 to $2.21.

See page 31 for a reconciliation between GAAP fuel expense as reported in our statement of operations and economic fuel expense in total and on a per-gallon basis.

Aircraft Maintenance

Aircraft maintenance expense increased $8.6 million, or 54.1%, primarily as a result of a higher number of scheduled engine overhauls for the CRJ700 fleet. We expect maintenance expense will be approximately $13 million to $15 million higher for all of 2007 compared to 2006, resulting primarily from the increase in scheduled maintenance activities. However, actual results could differ materially if the maintenance schedule is modified or we are forced to perform unforeseen maintenance activities.

Depreciation and Amortization

Depreciation and amortization increased as a result of the 11 new Q400s that have been delivered in 2007. The Company owns all of these aircraft. Additionally, we had higher depreciation on Q200 parts since we now intend to phase out those aircraft by the end of 2009.

Fleet Transition Costs

Fleet transition costs associated with the sublease of Q200 aircraft were $3.7 million during the second quarter of 2007. We expect total fleet transition costs to be approximately $14.0 million during 2007 as 11 Q200 aircraft leave the fleet and we record losses arising from the sublease.

Unit Costs per Available Seat Mile (CASM)

As discussed above, operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Like Alaska, Horizon’s efforts to reduce unit costs focus not only on controlling the actual dollars we spend, but also on increasing available seat miles without adding a commensurate amount of cost. We intend to increase capacity primarily through larger-gauge aircraft as we replace aging Q200 aircraft with larger Q400 aircraft.

Total operating costs per available seat mile increased to 18.56 cents per ASM from 16.93 cents per ASM in the second quarter of 2006. Operating cost per ASM excluding fuel was 15.03 cents per ASM, an increase of 7.1% compared to 2006 on an 8.0% increase in available seat miles. The increase was due primarily to the Q200 fleet transition costs, higher wages and maintenance costs as well as the shifting of capacity from the JetExpress operation (which has much lower CASM) to brand and Alaska CPA flying. We also regularly evaluate and report internally our operating costs per ASM excluding fuel and the fleet transition charges. By that measure, unit costs increased 4.4% from 14.03 cents per ASM to 14.65 cents per ASM.

We currently forecast our costs per ASM excluding fuel for the third quarter and full year to be 13.1-13.2 cents and 14.3-14.4 cents, respectively.

Consolidated Nonoperating Income (Expense)

Net nonoperating expense was $2.7 million in the second quarter of 2007 compared to nonoperating income of $1.0 million for the same period of 2006. Interest income decreased $0.3 million compared to the second quarter of 2006 as a result of a lower average cash and marketable securities balance. Interest expense increased $4.4 million primarily resulting from interest rate increases on our variable-rate debt and new debt arrangements in the second half of 2006 and the first half of 2007. This increase was partly offset by the conversion of our $150 million senior convertible notes to equity in April 2006, which eliminated further interest expense on those notes. Capitalized interest increased $0.9 million from $5.8 million in the second quarter of 2006 to $6.7 million in the second quarter of 2007. This increase is due to the increase in pre-delivery deposits made in connection with aircraft orders. We expect that nonoperating expense will increase in 2007 as we continue to finance new aircraft deliveries, resulting in a higher average debt balance.

Consolidated Income Tax Expense (Benefit)

See discussion below under “Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006.”

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Our consolidated net income for the six months ended June 30, 2007 was $35.8 million, or $0.88 per diluted share, compared to a net loss in 2006 of $23.6 million, or $0.66 per diluted share. Our 2006 consolidated net loss includes a charge of $131.1 million ($81.9 million after tax or $2.29 per diluted share) associated with our plan to transition out of the MD-80 fleet that was recorded in the first quarter of 2006, and a $3.8 million ($2.4 million after tax or $0.07 per share) restructuring charge associated with our voluntary severance offer to Alaska’s flight attendants as part of an early-out program. Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting.

Excluding the above items, our consolidated net income would have been $31.4 million for the first six months of 2007 compared to net income of $63.1 million during the same period of 2006. We believe presentation of this non-GAAP financial measure provides useful information to investors and other readers because of the same reasons listed above in the three-month discussion.

Please refer to pages 27 through 32 for financial and statistical data for Alaska and Horizon, including a reconciliation between reported non-GAAP financial measures to the most directly comparable GAAP financial measures for the six months ended June 30, 2007.

Alaska Airlines Revenues

Total operating revenues increased $154.5 million, or 11.9%, during the first six months of 2007 as compared to the same period in 2006. The majority of the increase was due to the new Capacity Purchase Agreement with Horizon described above, with mainline revenues contributing only $35 million of the increase. The changes are summarized in the following table:

	Six Months Ended June 30
(in millions)	2007	2006	% Change
Passenger Revenue - Mainline	$1,209.2	$1,184.1	2.1
Freight and mail	47.0	46.1	2.0
Other - net	70.4	61.4	14.7

Total Mainline Revenues	$1,326.6	$1,291.6	2.7

Passenger Revenue - Regional flying	128.3	8.8	NM

Total Operating Revenues	$1,454.9	$1,300.4	11.9

Passenger Revenue—Mainline

Mainline passenger revenue for the first six months increased 2.1% on a 4.1% increase in available seat miles offset by a 1.8% decline in passenger revenues per available seat mile (PRASM). The decline in PRASM was caused by a 1.4-point decline in load factor, from 76.5% to 75.1%. The year-over-year yield was nearly flat for the six months ended June 30, 2007. Our load factor declines were the largest in our Mexico markets, where we have seen significant new competitive capacity. We also believe the load factor declines are partly the result of the replacement of older aircraft with larger B737-800 and our substitution of all-passenger B737-400 aircraft in place of B737-400 combi aircraft that are being modified, without a commensurate increase in the number of passengers.

Other-net revenues increased $9.0 million, or 14.7%, primarily as a result of higher commission revenue associated with the sale of mileage credits to our bank partner. When we sell mileage credits, we defer the majority of the proceeds and recognize that revenue when award travel takes place. Commission revenue represents the difference between the proceeds from the sale of miles and the amount we defer.

Passenger Revenue—Regional Flying

Passenger revenue—regional flying increased by $119.5 million because of the new Capacity Purchase Arrangement (CPA) with Horizon.

Although the markets subject to the CPA have changed slightly compared to those included under the prior revenue-sharing arrangement, we believe it is useful to evaluate year-over-year revenue information to gauge actual trends in those markets. This factors out the impact of the intercompany capacity purchase agreement and, as a result, gives readers information about the aggregate impact to Air Group revenues. Total passenger revenue—regional flying recorded by Alaska in the first half of 2007 was $128.3 million. In 2006, Horizon recorded $106.1 million in revenues for markets covered by the revenue-sharing arrangement in the same period. Yields in those markets declined 8.8%, and load factor increased 0.9 pts.

During the six months ended June 30, 2007, regional flying expenses exceeded regional passenger revenues by $13.2 million. However, the reported results of regional flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

Alaska Airlines Expenses

For the six months ended June 30, 2007, total operating expenses increased $29.6 million or 2.2% compared to the same period in 2006 as a result of a decline in mainline operating costs offset by new regional flying costs recorded under the new CPA with Horizon. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30
Operating Expenses (in millions)	2007	2006	% Change
Mainline	$1,241.9	$1,345.9	(7.7)
Regional flying	141.5	7.9	NM

Total Operating Expenses	$1,383.4	$1,353.8	2.2

Mainline Operating Expenses

Total mainline operating costs decreased $104 million or 7.7% to $1,241.9 million during the first six months of 2007 compared to the same period in the last year. The decrease was primarily due to the $131.1 million fleet transition-related impairment charge recorded in 2006, offset by increases in other operating costs, which are more fully described below.

Wages and Benefits

Wages and benefits increased during the first six months of 2007 by $10.3 million, or 2.8%, primarily due to a 5.2% increase in full-time equivalents and higher wages compared to the same period in 2006. The number of full-time equivalent employees increased largely as a result of our initiative to improve our on-time performance and other operational goals and an increase in the number of flight attendants as we transition to B737-800s, which have four flight attendants, compared to three in the MD-80 aircraft that are being replaced. The first half of 2006 also included a $2.7 million contract-signing bonus paid to our flight attendants and a $3.9 million increase in our retiree medical accrual.

Variable Incentive Pay

Variable incentive pay for the first six months of 2007 decreased $4.2 million or 30.0%, compared to same period in 2006. The decrease results from lower expected annual payouts under the various Air Group profit-based incentive plans, offset by higher expenses associated with our Operational Performance Rewards plan.

Aircraft Fuel

Aircraft fuel increased $35.3 million, or 11.2%, on nearly flat consumption due to a significant decline in the benefit realized from settled hedge contracts compared to the same period in the prior year. The total cash benefit from hedges that settled during the period declined from $55.4 million in the first six months of 2006 to $6.5 million for the six months ended June 30, 2007. As a result, our economic fuel costs increased from $311.2 million in the first six months of 2006 to $356.3 million in the first six months of 2007. Our economic fuel cost per gallon increased 13.9% over the first six months of 2006 from $1.80 to $2.05.

See page 31 for a reconciliation between GAAP fuel expense as reported in our statement of operations and economic fuel expense in total and on a per-gallon basis.

Aircraft Maintenance

Aircraft maintenance decreased by $17.4 million, or 20.2%, during the first six months of 2007, compared to the same period in the prior year, resulting largely from the benefits of our fleet transition.

Aircraft Rent

Aircraft rent declined because of the buyout of five leased MD-80 aircraft in the third quarter of 2006. These leases were at high rates that were well above current market rates. These declines were offset by increases that resulted from the sale and short-term leaseback of substantially all of our owned MD-80 aircraft during the second quarter (although at substantially lower rates) and the addition of two new leased B737-800 aircraft in the fourth quarter of 2006.

Landing Fees and Other Rentals

Landing fees and other rentals increased by $6.6 million, or 8.5%, compared to the first six months of 2006 as a result of higher costs at Seattle-Tacoma International Airport and other airports. The year-over-year comparison was also impacted by a $1.5 million credit from the Port of Seattle related to the final true-up of 2005 rates recorded in the 2006 period.

Selling Expenses

Selling expenses declined by $8.2 million, or 11.2%, compared to the first six months of 2006 as a result of lower ticket distribution costs and credit card fees that resulted from new contracts that were put into place in the last quarter of 2006. The 2006 amount also included $1.5 million paid to Horizon under the revenue-sharing arrangement in certain designated markets that existed in 2006, compared to zero this year because of the new CPA. These declines were partially offset by higher advertising costs.

Depreciation and Amortization

Depreciation and amortization increased $6.6 million, or 10.2%, compared to the first six months of 2006. This is primarily the result of 10 new B737-800 aircraft delivered in 2006 and seven new B737-800 aircraft delivered in the first six months of 2007.

Mainline Unit Costs per Available Seat Mile (CASM)

Total mainline operating costs per available seat mile decreased from 11.83 cents per ASM to 10.49 cents per ASM in the first six months of 2007. Total operating costs per ASM excluding fuel, fleet transition costs and restructuring charges recorded in 2006 decreased 4.3%, from 7.87 cents per ASM to 7.53 cents per ASM on a 4.1% increase in ASM capacity.

Regional Operating Expense

Regional flying costs increased $133.6 million, from $7.9 million for the first six months of 2006 to $141.5 million for the six months ended June 30, 2007. Of the total, $131.2 million was paid to Horizon under the new CPA for 630 million ASMs. The balance includes amounts paid to a third party for the Dutch Harbor flying (which approximated the amount paid in 2006) and certain administrative and information technology costs borne by Alaska allocated to the regional flying expense.

Horizon Air Revenues

During the six months ended June 30, 2007, operating revenues increased $30.7 million, or 9.9%, compared to 2006. Horizon’s passenger revenues are summarized in the table below:

	Six Months Ended June 30
	2007		2006
Revenues (in millions) and % of ASMs	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$183.6	50	$172.1	47
Revenue from CPA with Alaska	131.2	33	n/a	n/a
Passenger revenue - Alaska incentive markets	n/a	n/a	106.1	29
Revenue from Frontier JetExpress	20.3	17	26.0	24

Total Passenger Revenue and % of ASMs	$335.1	100	$304.2	100

System-wide, Horizon’s unit revenues increased 3.0%. However, the increase was largely due to the shift in capacity out of Frontier JetExpress flying (which produces relatively low RASM because of the nature of the contract and the longer-haul nature of the flying) to higher RASM brand and Alaska CPA flying. As the Frontier JetExpress operation winds down, additional capacity will be shifted to brand and Alaska CPA flying, causing unit revenues (and unit costs) to rise.

Line of business information is presented in the table below. In both CPA arrangements, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity. As a result, yield and load factor information is not presented.

	Six Months Ended June 30, 2007
	Capacity and Mix					Load Factor			Yield			RASM
	Actual (000,000)	% Change	Current % Total	Point Change Yr-over-Yr		Actual	Point Change Yr-over-Yr		% Actual Change			% Actual Change
Brand Flying	955	14.1	50%	3pts		70.9%	(2.1	)pts	27.10	¢	(3.7)	19.70	¢	(5.9)
Alaska CPA	630	21.6	33%	4pts		NM	NM		NM		NM	20.81	¢	0.3
Frontier CPA	313	(26.1)	17%	(7	)pts	NM	NM		NM		NM	6.50	¢	5.1

System Total	1,898	6.7	100%	—		71.5%	(2.2	)pts	24.68	¢	6.3	17.89	¢	3.0

Horizon brand flying includes those routes in the Horizon system not covered by the Alaska CPA. Horizon has the inventory and revenue risk in those markets. Passenger revenue from Horizon brand flying increased $11.5 million or 6.7% on a 14.1% increase in brand capacity offset by a decline of 5.9% in unit revenues. The decline in unit revenues was due to a 2.1-point reduction in load factor, from 73.0% in the first six months of 2006 to 70.9% in the first six months of 2007, along with a 3.7% decline in yield in those markets.

Revenue from the CPA with Alaska totaled $131.2 million during the six months ended June 30, 2007. Under the CPA, the fee paid by Alaska is based on Horizon’s operating costs, plus a specified margin. Under the prior revenue-sharing arrangement, Alaska made a payment to Horizon equal to Horizon’s loss in those markets, if any, and a quarterly bonus that was based on Alaska’s overall operating margin. Alternatively, Horizon made a payment to Alaska if those markets were profitable.

Revenue from the Frontier JetExpress flying declined from $26.0 million in 2006 to $20.3 million in 2007 on a 26.1% decline in ASMs. The ASM decline is consistent with the wind-down of the JetExpress contract that will occur throughout 2007.

Horizon Air Expenses

Total operating expenses increased $51.7 million, or 17.3%, as compared to the same period in 2006. Significant period-over-period changes in the components of operating expenses are as follows:

Wages and Benefits

Wages and benefits increased $6.1 million, or 6.6%, on a 5.6% increase in the number of full-time equivalent employees.

Aircraft Fuel

Aircraft fuel increased $14.5 million, or 30.7%, on a 14.9% increase in gallons consumed and a significant decline in the benefit realized from settled hedges contracts compared to the first half of 2006. The increase in consumption was driven by the return of two CRJs from Frontier JetExpress and the introduction of several new Q400s into the fleet, replacing smaller, Q200s that consumed less fuel.

We realized gains of $1.2 million from settled hedge contracts in the first six months of 2007, compared to $9.0 million in the same period of 2006, resulting in economic fuel expense of $63.4 million in 2007, a 32.4% increase over the first six months of 2006. Our economic fuel cost per gallon increased 14.7% over the first six months of 2006 from $1.84 to $2.11.

See page 31 for a reconciliation between GAAP fuel expense as reported in our statement of operations and economic fuel expense in total and on a per-gallon basis.

Aircraft Maintenance

Aircraft maintenance expense increased $15.9 million, or 48.5%, primarily as a result of a higher number of scheduled maintenance events.

Depreciation and Amortization

Depreciation and amortization increased as a result of the 11 new Q400 aircraft that have been delivered in 2007. All of these are owned aircraft.

Fleet Transition Costs

Fleet transition costs of $6.7 million relate to the sublease of five Q200 aircraft during the first six months of 2007.

Unit Costs per Available Seat Mile (CASM)

Total operating costs per available seat mile increased from 16.78 cents per ASM to 18.45 cents per ASM in the first six months of 2007. Operating costs per ASM excluding fuel was 15.19 cents per ASM, an increase of 7.5% compared to 2006 on a 6.7% increase in available seat miles. The increase was due primarily to the Q200 fleet transition costs, higher wages and maintenance costs as well as the shifting of capacity from the JetExpress operation (which has much lower CASM) to brand and Alaska CPA flying. We also regularly evaluate and report internally our operating costs per ASM excluding fuel and the fleet transition charges. By that measure, unit costs increased 5.0% from 14.13 cents per ASM to 14.84 cents per ASM.

Consolidated Nonoperating Income (Expense)

Net nonoperating expense was $2.4 million in the first six months of 2007 compared to $3.2 million in the same period of 2006. The reasons for the changes to the components of nonoperating expense are consistent with those in the three-month discussion.

Consolidated Income Tax Expense (Benefit)

Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date rate if it is our best estimate of our annual expectation. For the six months of 2007, we used the actual year-to-date effective tax rate, as we believe it to be our best estimate of the full-year rate at this time. Our effective income tax benefit rate on the pre-tax income for the first six months of 2007 was 37.4%. In arriving at this rate, we considered a variety of factors, including year-to-date pre-tax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes. The effective rate for the first half of the year was positively affected by a $1.7 million credit that resulted from the favorable impact of the state income tax matter referred to in Note 10. Excluding this benefit, our effective benefit rate would have been approximately 40%.

We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pre-tax income or loss and the magnitude of any nondeductible expenses in relation to that pre-tax amount.

Critical Accounting Estimates

For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. For information about the impact of recently released accounting standards, see note 1 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

	June 30, 2007	December 31, 2006	Change
	(in millions, except per-share and debt-to-capital amounts)
Cash and marketable securities	$987.7	$1,013.9	$(26.2)
Working capital	221.1	335.6	(114.5)
Long-term debt	1,177.0	1,031.7	145.3
Shareholders’ equity	935.7	885.5	50.2
Book value per common share	$23.12	$21.97	$1.15
Long-term debt-to-capital	56%: 44%	54%: 46%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	72%: 28%	72%: 28%	NA

During the six months ended June 30, 2007, our cash and marketable securities decreased $26.2 million to $987.7 million.

Cash Provided by Operating Activities

During the first six months of 2007, net cash provided by operating activities was $267.2 million, compared to $237.4 million generated during the same period of 2006. The improvement was driven by higher operating revenues and lower cash contributions to our defined benefit pension plan during the first six months of 2007 offset by higher fuel costs. The Company contributed $35.0 million to our defined benefit pension plan in the first six months of 2007 compared to $71.9 million during the same period of 2006.

Cash Used in Investing Activities

Cash used in investing activities was $478.0 million during the first six months of 2007, compared to $348.7 million during the same period of 2006. Our capital expenditures grew by $173.0 million as a result of the increase in pre-delivery payments made for future deliveries and the purchase of seven B737-800s and 11 Q400s, versus the purchase of four B737-800s, two Q400s and one CRJ 700 in the first six months of 2006. This was partially offset by the proceeds from sale of our MD-80s of approximately $50 million, which were subsequently leased back. We expect capital expenditures to be approximately $780 million during all of 2007.

Cash Provided by Financing Activities

Net cash provided by financing activities was $138.3 million during the first six months of 2007 compared to $178.2 million during the same period of 2006. We obtained debt financing of $196.1 million for six new B737-800 aircraft. Offsetting this increase were normal long-term debt payments of $62.6 million.

We plan to meet our significant capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand at June 30, 2007, along with additional debt financing and proceeds from our pre-delivery payment facility. We have financing already in place for 13 of the B737-800s that will be delivered throughout the balance of 2007 and through 2009.

Pre-delivery Payment Facility

Alaska’s $172 million variable-rate revolving loan facility is available to provide a portion of the pre-delivery funding requirements of Alaska’s purchase of new Boeing 737-800 aircraft under the current aircraft purchase agreement. The facility expires on August 31, 2009. The interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by Alaska’s rights under the Boeing purchase agreement. (The principal amounts outstanding on the facility relate to specified aircraft and will be repaid at the time that Alaska takes delivery of the aircraft, if not sooner.) As of June 30, 2007, $17.0 million was outstanding. No amounts were borrowed during the first half of 2007, although we may use the facility in the future to fund additional pre-delivery payments.

Line of Credit Modification

See page 24 for information about modifications to our $160 million line of credit.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

At June 30, 2007, we had firm orders for 53 aircraft requiring aggregate payments of approximately $1.3 billion, as set forth below. In addition, Alaska has options to acquire 47 additional B737-800s. At June 30, 2007, Horizon had options to acquire 20 Q400s. Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft through long-term debt, operating lease arrangements, or internally generated cash.

During the first six months of 2007, Alaska took delivery of seven B737-800 aircraft, all of which were paid for with cash on hand and then six were subsequently financed with fixed and variable-rate debt arrangements. Horizon took delivery of 11 Q400 aircraft, all of which were acquired using cash on hand.

The following table summarizes aircraft purchase commitments as of June 30, 2007 and payments by year:

Delivery Period - Firm Orders	July 1 - December 31
Aircraft	2007	2008	2009	2010	2011	Total
Boeing 737-800	7	16	4	6	3	36
Bombardier Q400	2	3	12	—	—	17

Total	9	19	16	6	3	53

Payments (Millions)	$281.9	$468.3	$329.2	$146.0	$44.9	$1,270.3

Giving consideration to the current fleet transition plans for both Alaska and Horizon, the following table displays the currently anticipated fleet count as of the end of the second quarter and each remaining quarter in 2007 and at December 31, 2006 and 2008:

	31-Dec-06	30-Jun-07	30-Sep-07	31-Dec-07	31-Dec-08
Alaska Airlines
737-200C*	2	—	—	—	—
MD-80	23	20	17	15	—
737-400	39	35	35	34	32
737-400F*	1	1	1	1	1
737-400C*	—	4	4	5	5
737-700	22	20	20	20	20
737-800**	15	22	25	29	46
737-900	12	12	12	12	12

Totals	114	114	114	116	116

Horizon Air	31-Dec-06	30-Jun-07	30-Sep-07	31-Dec-07	31-Dec-08
Q200	28	22	19	16	11
Q400	20	31	33	33	36
CRJ-700	21	21	21	21	20

Totals	69	74	73	70	67

*	F=Freighter; C=Combination freighter/passenger
**	The total includes one leased aircraft in 2008.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of June 30, 2007. This table excludes contributions to our various pension plans, which we expect to be approximately $50 million to $80 million per year through 2011.

	July 1 - December 31	Beyond
(in millions)	2007	2008	2009	2010	2011	2011	Total
Current and long-term debt obligations	$43.4	$92.5	$97.5	$104.4	$133.3	$796.2	$1,267.3
Current and long-term portions of the pre-delivery payment facility	17.0	—	—	—	—	—	17.0
Operating lease commitments (1)	89.6	250.5	225.7	211.3	178.2	700.9	1,656.2
Aircraft purchase commitments	281.9	468.3	329.2	146.0	44.9	—	1,270.3
Interest obligations (2)	43.1	82.7	74.6	67.8	60.6	196.3	525.1
Other purchase obligations (3)	13.5	29.7	30.0	30.3	30.6	93.6	227.7

Total	$488.5	$923.7	$757.0	$559.8	$447.6	$1,787.0	$4,963.6

(1)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. The aircraft operating leases include lease obligations for four leased MD-80 aircraft, all of which we intend to retire earlier than expected in connection with our fleet transition plan.
(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of June 30, 2007.
(3)	Includes minimum obligations under our long-term power-by-the-hour maintenance agreement.

Effect of Inflation—and price changes other than for aircraft fuel and passenger fares do not have a significant effect on our operating revenues, operating expenses and operating income.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2006 10-K except as follows:

Market Risk—Aircraft Fuel

Currently, our fuel-hedging portfolio consists almost exclusively of crude oil call options. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts. Although to a lesser extent, we also use collar structures for fuel hedging purposes. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of June 30, 2007 would increase or decrease the fair value of our hedge portfolio by approximately $27.9 million and $24.4 million, respectively.

We have fuel purchase contracts that fix the refining margin we pay for approximately 50% of our fuel consumption in the third quarter of 2007.

Our portfolio of fuel hedge contracts was worth $73.4 million at June 30, 2007, including $37.1 million of capitalized premiums paid to counterparties, compared to a portfolio value of $68.6 million at December 31, 2006.

Please refer to page 31, as well as to Note 4 in the notes to the condensed consolidated financial statements, for company-specific data on the results of our fuel-hedging program, as well as a summary of hedge positions as of June 30, 2007.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Late in the second quarter of 2007, Alaska and Horizon began the conversion to an integrated Human Resources, Benefits and Payroll system. Prior to the conversion, the companies operated on separate systems. This automated system conversion was completed in early July 2007. There were no changes to the Company’s internal control over financial reporting, including the changes described above, identified in management’s evaluation during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the Ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007. A second round of hearings took place in April with a third round in late June. A final hearing date is scheduled in late August. Most likely a decision from the arbitrator will not be issued until early to mid 2008.

Dispute with Los Angeles World Airports

Despite more than a year of negotiations to reach a mutual agreement, in December 2006, Alaska was notified by the City of Los Angeles that terminal charges related to our operations at Los Angeles International Airport (LAX) would be unilaterally increased dramatically for 2007 and beyond. Additionally, maintenance and operations fees were increased retroactively to January 2006. These increases were made applicable for all airlines operating in Terminals 1 and 3 at LAX, but were not imposed on airlines operating in Terminals 2 and 4 through 8, because of their long-term leases currently in effect. Alaska, along with other airlines in Terminals 1 and 3, filed a complaint against Los Angeles World Airports (LAWA) with the Department of Transportation alleging that the amount and duration of the disparities in terminal changes among the carriers at LAX are unreasonable and unjustly discriminatory as they apply to the carriers at Terminals 1 and 3. Additionally, the Company believes these changes violate DOT and FAA policies and regulations, as well as other federal statutes. In April, a DOT Administrative Law Judge heard the complaint and issued an opinion in favor of the carriers in mid-May. In June 2007, the Secretary of Transportation issued a final decision ruling in favor of the carriers, and in July, ordered LAWA to repay the excess charges from February through June. LAWA issued a credit to Alaska Airlines in July 2007 in the amount of $2.2 million. LAWA appealed the decision to a Federal Circuit Court of Appeals. The carriers have filed cross appeals over certain aspects of the DOT ruling.

Other

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected.

Management believes the ultimate disposition of the matters discussed above is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders was held on June 12, 2007.

(b)	At the Annual Meeting, William S. Ayer, R. Marc Langland, and Dennis F. Madsen were elected directors for one-year terms expiring on the date of the Annual Meeting in 2008. The votes were as follows:

	For	Withheld	Broker Non-Votes
William S. Ayer	33,223,033	3,804,782	0
R. Marc Langland	33,246,678	3,781,137	0
Dennis F. Madsen	33,124,635	3,903,180	0
Richard D. Foley	14,140	2,050	0
Stephen Nieman	14,062	2,128	0
Terry K. Dayton	13,781	2,409	0
Carl L. Olson	13,733	2,457	0

The terms of the following directors continued after the Annual Meeting:

Patricia M. Bedient	Bruce R. Kennedy	*
Phyllis J. Campbell	Byron I. Mallott
Mark R. Hamilton	Ken Thompson
Jessie J. Knight	Richard A. Wien

*As disclosed in the Company’s Form 8-K dated July 2, 2007, Company director and former Alaska Air Group chairman and chief executive officer, Bruce R. Kennedy, subsequently passed away.

(c)	The results of voting on Proposals 2 through 7 were as follows:

2.	A stockholder-sponsored proposal relating to reimbursement for a short-slate proxy contests.

	Number of Votes	% of Shares Outstanding
For	651,332	1.61
Against	33,245,042	82.21
Abstain	207,663	0.51
Broker Non-votes	2,939,968	7.27

3.	A stockholder-sponsored proposal to amend the Company’s governance documents to adopt cumulative voting.

	Number of Votes	% of Shares Outstanding
For	12,736,287	31.50
Against	21,195,179	52.41
Abstain	172,572	0.43
Broker Non-votes	2,939,967	7.27

4.	A stockholder-sponsored proposal to amend the Company’s governance documents to require an independent chair.

	Number of Votes	% of Shares Outstanding
For	14,906,038	36.86
Against	19,028,244	47.05
Abstain	169,755	0.42
Broker Non-votes	2,939,968	7.27

5.	A stockholder-sponsored proposal to amend the Company’s governance documents regarding special shareholder meetings.

	Number of Votes	% of Shares Outstanding
For	15,743,998	38.93
Against	15,116,061	37.38
Abstain	3,243,979	8.02
Broker Non-votes	2,939,967	7.27

6.	A stockholder-sponsored proposal relating to subjecting any future poison pill to a shareholder vote.

	Number of Votes	% of Shares Outstanding
For	10,733,379	26.54
Against	20,253,340	50.08
Abstain	3,117,319	7.71
Broker Non-votes	2,939,967	7.27

7.	A stockholder-sponsored proposal to disclose corporate political contributions.

	Number of Votes	% of Shares Outstanding
For	12,656	0.03
Against	37,030,327	91.57
Abstain	872	0.002
Broker Non-votes	0	0.0

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index on page 58.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            ALASKA AIR GROUP, INC.

Registrant

Date: August 7, 2007

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen Vice President/Finance and Controller

By:	/s/ Bradley D. Tilden
Bradley D. Tilden Executive Vice President/Finance and Planning and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

31.1 (1)	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (1)	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 (1)	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 (1)	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Filed herewith