Form 10-Q
period 2007-09-30
ALASKA AIR GROUP INC
filed 2007-11-07
CIK 766421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

The registrant has 40,311,850 common shares, par value $1.00, outstanding at September 30, 2007.

ALASKA AIR GROUP, INC.

Quarterly Report on Form 10-Q for the three months ended September 30, 2007

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

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

Alaska Air Group, Inc.

(In millions)	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$80.3	$230.7
Marketable securities	807.7	783.2

Total cash and marketable securities	888.0	1,013.9
Securities lending collateral	109.9	111.3
Receivables - net	156.8	134.2
Inventories and supplies - net	51.8	44.7
Deferred income taxes	91.5	134.2
Fuel hedge contracts	60.6	45.9
Prepaid expenses and other current assets	109.7	88.1

Total Current Assets	1,468.3	1,572.3

Property and Equipment
Aircraft and other flight equipment	2,822.8	2,296.6
Other property and equipment	561.9	530.7
Deposits for future flight equipment	434.1	437.8

	3,818.8	3,265.1
Less accumulated depreciation and amortization	985.1	906.1

Total Property and Equipment - Net	2,833.7	2,359.0

Fuel Hedge Contracts	14.5	22.7

Other Assets	140.4	123.1

Total Assets	$4,456.9	$4,077.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

Alaska Air Group, Inc.

(In millions except share amounts)	September 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$88.8	$90.0
Accrued aircraft rent	61.9	56.8
Accrued wages, vacation and payroll taxes	102.1	144.0
Other accrued liabilities	433.7	404.3
Air traffic liability	406.0	311.2
Securities lending obligation	109.9	111.3
Current portion of long-term debt	97.2	119.1

Total Current Liabilities	1,299.6	1,236.7

Long-Term Debt, Net of Current Portion	1,151.8	1,031.7

Other Liabilities and Credits
Deferred income taxes	125.6	114.6
Deferred revenue	391.3	333.0
Other liabilities	461.2	475.6

	978.1	923.2

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2007 - 42,699,874 shares
2006 - 42,501,163 shares	42.7	42.5
Capital in excess of par value	892.6	877.9
Treasury stock (common), at cost: 2007 - 2,388,024 shares
2006 - 2,207,474 shares	(54.8)	(50.4)
Accumulated other comprehensive loss	(181.6)	(191.4)
Retained earnings	328.5	206.9

	1,027.4	885.5

Total Liabilities and Shareholders’ Equity	$4,456.9	$4,077.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Alaska Air Group, Inc.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions except per-share amounts)	2007	2006	2007	2006
Operating Revenues
Passenger	$926.5	$871.5	$2,458.5	$2,358.4
Freight and mail	27.0	26.7	75.6	74.8
Other - net	41.6	37.5	124.8	110.9

Total Operating Revenues	995.1	935.7	2,658.9	2,544.1

Operating Expenses
Wages and benefits	241.1	238.6	714.7	696.2
Variable incentive pay	2.9	5.0	17.2	24.1
Aircraft fuel, including hedging gains and losses	243.1	290.8	655.8	653.7
Aircraft maintenance	59.2	49.6	176.7	168.6
Aircraft rent	45.2	43.9	133.2	136.6
Landing fees and other rentals	58.1	52.9	169.3	152.4
Contracted services	40.4	37.6	118.8	114.3
Selling expenses	42.7	44.7	122.8	132.6
Depreciation and amortization	46.6	40.5	132.3	114.1
Food and beverage service	12.9	13.5	36.9	38.3
Other	55.7	55.6	167.7	160.4
Fleet transition costs - Alaska	—	58.4	—	189.5
Fleet transition costs - Horizon	3.9	—	10.6	—
Restructuring charges and adjustments	—	28.6	—	32.4

Total Operating Expenses	851.8	959.7	2,456.0	2,613.2

Operating Income (Loss)	143.3	(24.0)	202.9	(69.1)

Nonoperating Income (Expense)
Interest income	13.8	14.2	42.0	39.4
Interest expense	(22.8)	(20.4)	(66.3)	(57.6)
Interest capitalized	7.1	7.1	20.9	17.6
Other - net	(0.3)	0.2	(1.2)	(1.5)

	(2.2)	1.1	(4.6)	(2.1)

Income (loss) before income tax	141.1	(22.9)	198.3	(71.2)
Income tax expense (benefit)	55.3	(5.5)	76.7	(30.2)

Net Income (Loss)	$85.8	$(17.4)	$121.6	$(41.0)

Basic Earnings (Loss) Per Share:	$2.12	$(0.44)	$3.01	$(1.10)
Diluted Earnings (Loss) Per Share:	$2.11	$(0.44)	$2.97	$(1.10)
Shares used for computation:
Basic	40.483	39.954	40.433	37.172
Diluted	40.715	39.954	40.899	37.172

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Alaska Air Group, Inc.

(In millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2006	40.294	$42.5	$877.9	$(50.4)	$(191.4)	$206.9	$885.5

Net income for the nine months ended September 30, 2007						121.6	121.6
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					2.9
Reclassification to earnings					(0.5)
Income tax effect					(0.9)

					1.5		1.5

Adjustments related to employee benefit plans:					13.3
Income tax effect					(5.0)

					8.3		8.3

Total comprehensive income							131.4

Purchase of treasury stock	(0.210)			(5.0)			(5.0)
Stock-based compensation			8.5				8.5
Stock issued for employee stock purchase plan	0.091	0.1	2.1				2.2
Stock issued under stock plans, including $0.6 million tax benefit	0.137	0.1	4.1	0.6			4.8

Balances at September 30, 2007	40.312	$42.7	$892.6	$(54.8)	$(181.6)	$328.5	$1,027.4

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Air Group, Inc.

Nine Months Ended September 30 (In millions)	2007	2006
Cash flows from operating activities:
Net income (loss)	$121.6	$(41.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fleet transition costs, including impairment charge	10.6	189.5
Restructuring charges and adjustments	—	32.4
Depreciation and amortization	132.3	114.1
Stock-based compensation	8.5	5.8
Changes in fair values of open fuel hedge contracts	(6.5)	71.2
Loss (gain) on sale of assets	(3.9)	0.1
Changes in deferred income taxes	75.9	(30.4)
Tax benefit from stock option exercises	(0.6)	(3.0)
Increase in receivables - net	(22.6)	(21.6)
Increase in prepaid expenses and other current assets	(32.0)	(33.6)
Increase in air traffic liability	94.0	66.4
Increase (decrease) in other current liabilities	(18.8)	35.7
Increase (decrease) in deferred revenue and other-net	14.9	3.3

Net cash provided by operating activities	373.4	388.9

Cash flows from investing activities:
Proceeds from disposition of assets	60.0	0.6
Purchases of marketable securities	(863.2)	(591.6)
Sales and maturities of marketable securities	841.4	549.2
Property and equipment additions:
Aircraft and aircraft purchase deposits	(598.8)	(456.5)
Other flight equipment	(25.3)	(27.6)
Other property and equipment	(35.2)	(32.4)
Restricted deposits and other	(1.7)	19.3

Net cash used in investing activities	(622.8)	(539.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	196.1	245.0
Long-term debt payments	(97.9)	(41.1)
Purchase of treasury stock	(5.0)	—
Proceeds from issuance of common stock	5.2	21.9
Tax benefit from stock option exercises	0.6	3.0

Net cash provided by financing activities	99.0	228.8

Net change in cash and cash equivalents	(150.4)	78.7
Cash and cash equivalents at beginning of year	230.7	73.6

Cash and cash equivalents at end of period	$80.3	$152.3

Supplemental disclosure of cash paid (received) during the period for:
Interest (net of amount capitalized)	$42.3	$34.5
Income taxes	(5.0)	6.2
Noncash investing and financing activities:
Conversion of senior convertible notes to equity	—	150.0
Debt assumed in purchase of MD-80 aircraft	—	11.6
Net change in discounts and premiums on long-term debt	—	1.0

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Alaska Air Group, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the condensed consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of September 30, 2007, as well as the results of operations for the three and nine months ended September 30, 2007 and 2006. The adjustments made were of a normal recurring nature.

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

Securities Lending

The Company lends certain marketable securities to third parties for a period of less than one year. During the period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. As of September 30, 2007, the Company had $107.4 million of securities on loan under the program. These affected securities are included as marketable securities under current assets on the condensed consolidated balance sheets.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined in that statement. The purpose of FIN 48 is to clarify certain aspects of the recognition and measurement related to accounting for income tax uncertainties. This interpretation was effective for the Company as of January 1, 2007. See Note 11 for a discussion of the impact of the adoption of this interpretation.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No.157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS 157 is intended to eliminate the diversity in practice associated with measuring fair value under existing accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. This statement is effective for fiscal years beginning after November 15, 2007, and early adoption is allowed under certain circumstances. The Company does not expect this statement to have a significant impact on the Company’s financial position, results of operations or cash flows.

Note 2. Common Stock Repurchase Program

In September 2007, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock over a period of twelve months. As of September 30, 2007, the Company had repurchased 210,000 shares of common stock for a total of $5.0 million under this authorization. The repurchased shares have been recorded as treasury shares in the accompanying consolidated balance sheet.

Note 3. Fleet Transition

Alaska Transition to All-Boeing 737 Fleet

During the first quarter of 2006, the Company recorded an impairment charge totaling $131.1 million (pretax) to write down its 15 owned MD-80 operating aircraft to their estimated fair market value. This charge was based on a Board of Directors decision to remove those aircraft from service by the end of 2008, which is earlier than the original retirement schedule.

In the third quarter of 2006, the Company purchased five MD-80 aircraft from lessors and, in conjunction with the purchases, terminated the leases for those five aircraft, resulting in a pretax charge of $58.4 million.

During the second quarter of 2007, the Company sold 19 of its 20 owned MD-80s, and sold the 20th aircraft subsequent to the end of the third quarter. The majority of these aircraft are being leased from the buyer under short-term lease arrangements that will allow the Company to maintain the current MD-80 retirement schedule through December 2008.

Alaska currently has four MD-80 aircraft under long-term lease arrangements that it plans to cease operating before the end of the lease term. Management anticipates that once these aircraft have been removed from operation, the Company will dispose of these aircraft through a lease buy-out, a sublease arrangement, or store them at a long-term storage facility. It is likely that the Company will record a charge in its statement of operations if any of these options occurs.

Horizon Fleet Transition

During the third quarter of 2006, Horizon signed a letter of intent with another carrier to sublease up to 16 of its Bombardier Q200 aircraft. Under the terms of the letter of intent, up to 11 aircraft will leave Horizon’s operating fleet in 2007, and an additional five aircraft will leave in the first half of 2008. Each sublease will result in a loss for Horizon approximating the difference between the lease payments and the sublease receipts. The loss on each aircraft will be recorded when the specific aircraft leave Horizon’s fleet and the sublease arrangement begins. As of September 30, 2007, eight of the aircraft have been delivered to the other carrier, resulting in a sublease loss of approximately $10.6 million for the nine months ended September 30, 2007. The Company expects the loss to average approximately $1.3 million per aircraft.

On April 23, 2007, Horizon announced an order for 15 additional Q400 aircraft, with options to purchase 20 more. These aircraft will be delivered in 2008 and 2009. With this order, Horizon plans to phase out the remaining Q200 aircraft by the end of 2009 and is in the process of securing offers for sublease or purchase. Since all of Horizon’s Q200 aircraft are leased, the Company may have a loss on the phase out of the remaining Q200s, depending on market conditions at that time. However, the nature, timing, or amount of any potential loss cannot be reasonably estimated at this point for the aircraft that are not part of the sublease agreement described above.

Note 4. Restructuring Charges

In July 2006, Alaska reached new four-year agreements with employees represented by the International Association of Machinists. Among other items, the agreements included a voluntary severance package offered to certain of these employees. The total amount of the charge was $28.6 million and was recorded as restructuring charges in the statement of operations during the third quarter of 2006.

The accrual for severance and related costs is included in accrued wages, vacation, and payroll taxes in the condensed consolidated balance sheets.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the nine months ended September 30, 2007 and 2006. Substantially all of the accrual at December 31, 2006 and September 30, 2007 relates to the severance package described above.

Accrual for Severance and Related Costs ($ in millions)	2007	2006
Balance at December 31, 2006 and 2005, respectively	$19.9	$3.1
Restructuring charges	—	32.4
Cash payments	(18.5)	(5.7)

Balance at September 30	$1.4	$29.8

The Company expects to make the remaining cash payments within the next six months.

Note 5. Fuel Hedge Contracts

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

The following table summarizes the components of aircraft fuel expense for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Raw or “into-plane” fuel cost	$264.7	$252.8	$692.1	$676.3
Changes in value and settlement of fuel hedge contracts	(21.6)	38.0	(36.3)	(22.6)

Aircraft fuel expense	$243.1	$290.8	$655.8	$653.7

The Company realized gains of $16.8 million and $27.4 million during the three months ended September 30, 2007 and 2006, respectively, on fuel hedge contracts that settled during the period. Gains on the settled hedges were $24.5 million and $91.8 million during the nine months ended September 30, 2007 and 2006, respectively.

Outstanding fuel hedge positions as of September 30, 2007 are as follows:

Quarter	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Fourth Quarter 2007	50%	52.5	$62.27
First Quarter 2008	40%	40.9	$62.62
Second Quarter 2008	33%	35.4	$64.10
Third Quarter 2008	27%	30.9	$64.93
Fourth Quarter 2008	29%	29.9	$65.03
First Quarter 2009	5%	5.6	$67.68
Second Quarter 2009	5%	5.8	$67.50
Third Quarter 2009	6%	6.3	$68.25
Fourth Quarter 2009	5%	5.3	$67.20

As of September 30, 2007 and December 31, 2006, the fair values of the Company’s fuel hedge positions were $75.1 million and $68.6 million, respectively, including capitalized premiums of $34.0 million and $39.3 million, respectively, and are presented as both current and non-current assets in the condensed consolidated balance sheets, depending on settlement dates.

Note 6. Other Assets

Other assets consisted of the following (in millions):

	September 30, 2007	December 31, 2006
Restricted deposits (primarily restricted investments)	$93.3	$91.2
Deferred costs and other assets	47.1	31.9

	$140.4	$123.1

Note 7. Mileage Plan

Alaska’s Mileage Plan deferred revenue and related liabilities are included under the following balance sheet captions (in millions):

	September 30, 2007	December 31, 2006
Current Liabilities:
Other accrued liabilities	$224.4	$196.6
Other Liabilities and Credits (non-current):
Deferred revenue	365.5	328.3
Other liabilities	21.0	20.7

	$610.9	$545.6

Alaska’s Mileage Plan revenue is included under the following statement of operations captions for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Passenger revenues	$35.0	$24.0	$95.6	$75.3
Other-net revenues	27.0	23.6	80.5	69.8

	$62.0	$47.6	$176.1	$145.1

Note 8. Long-term Debt

At September 30, 2007 and December 31, 2006, long-term debt obligations were as follows (in millions):

	September 30, 2007	December 31, 2006
Fixed-rate notes payable due through 2022	$799.5	$721.0
Variable-rate notes payable due through 2022	440.9	390.6
Pre-delivery payment facility expiring in 2009	8.6	39.2

Long-term debt	1,249.0	1,150.8
Less current portion	(97.2)	(119.1)

	$1,151.8	$1,031.7

During the first nine months of 2007, Alaska borrowed $196.1 million using fixed-rate and variable-rate debt secured by flight equipment and made payments of $95.1 million, including $30.6 million on its pre-delivery payment facility. Horizon made regular debt payments of $2.8 million during the nine-month period.

Note 9. Employee Benefit Plans

Pension Plans — Qualified Defined Benefit

Net pension expense for the three and nine months ended September 30, 2007 and 2006 included the following components (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service cost	$13.3	$14.1	$39.9	$38.7
Interest cost	15.0	15.3	45.0	40.7
Expected return on assets	(16.3)	(14.9)	(48.9)	(39.9)
Curtailment loss*	—	0.3	—	0.3
Amortization of prior service cost	1.0	1.2	3.0	3.6
Actuarial loss	3.0	5.8	9.0	13.6

Net pension expense	$16.0	$21.8	$48.0	$57.0

*	In connection with the reduction in employees as discussed in Note 4, the Company recorded curtailment charges. These charges are included in restructuring charges in the condensed consolidated financial statements.

The Company contributed $17.5 million and $52.5 million to its qualified defined-benefit plans during the three and nine months ended September 30, 2007. We continue to evaluate the amount of additional funding for the remainder of 2007. The Company made no plan contributions during the three-month period ended September 30, 2006 and $71.9 million in plan contributions during the nine-month period ended September 30, 2006.

Pension Plans — Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined benefit plans was $0.9 million and $2.7 million for the three and nine months ended September 30, 2007, respectively, compared to $1.0 million and $3.0 million for the three and nine months ended September 30, 2006.

Post-retirement Medical Benefits

Net periodic benefit cost for the post-retirement medical plans for the three and nine months ended September 30 included the following components (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service cost	$1.2	$1.3	$3.6	$4.0
Interest cost	1.4	1.1	4.2	3.2
Amortization of prior service cost	(0.1)	—	(0.3)	3.3
Actuarial loss	0.4	0.4	1.2	1.2

Net periodic benefit cost	$2.9	$2.8	$8.7	$11.7

Note 10. Stock-Based Compensation Plans

The Company accounts for stock-based awards using SFAS No. 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95. The Company adopted this standard January 1, 2006 using the modified prospective method. All stock-based compensation expense is recorded in wages and benefits in the condensed consolidated statements of operations.

Stock Options

The Company has stock option awards outstanding under a number of long-term incentive equity plans, one of which continues to provide for the grant of stock options to purchase the Company’s common stock at market prices on the date of grant to directors, officers and employees of the Company and its subsidiaries.

During the nine months ended September 30, 2007, the Company granted 188,235 options with a weighted-average fair value of $19.66 per share. During the same period in the prior year, the Company granted 233,610 options with a weighted-average fair value of $18.37 per share.

The Company recorded stock-based compensation expense related to stock options of $3.0 million and $2.4 million for the nine months ended September 30, 2007 and 2006, with corresponding deferred tax benefits of $1.1 million and $0.9 million, respectively. As of September 30, 2007, $8.0 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 1.5 years.

At September 30, 2007, options to purchase 2,567,983 shares of common stock were outstanding with a weighted average exercise price of $32.77. Of that total, 1,982,354 were exercisable at a weighted-average exercise price of $31.87.

Restricted Stock Awards

During the nine months ended September 30, 2007, the Company awarded 69,726 restricted stock units (RSUs) to certain employees, with grant date fair values of $2.8 million. This amount reflects the value of the total RSU awards at the grant date based on the closing price of the Company’s common stock. Compensation cost for RSUs is recognized over three years from the date of grant as the awards “cliff vest” after three years. The Company recorded stock-based compensation expense related to RSUs of $4.0 million and $2.6 million during the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, $7.2 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 11 months.

Performance Stock Awards

During the first quarter of 2007, the Company awarded Performance Share Unit awards (PSUs) to certain executives. PSUs are similar to RSUs, but vesting is based on a performance condition tied to the Company achieving a specified pre-tax margin over a three-year period. The PSU plan allows a portion of the PSUs to vest even if the specified pretax margin falls below the target, and additional shares to be granted if the margin target is exceeded, subject to a maximum. The Company intends to regularly review its assumptions about meeting the performance goal and expected vesting, and to adjust the related compensation expense accordingly. The Company recorded compensation expense related to PSUs of $0.5 million for the nine months ended September 30, 2007.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan. Compensation expense recognized under the plan was $1.0 million and $0.8 million for the nine months ended September 30, 2007 and 2006, respectively.

Note 11. Income Taxes

In July 2006, the FASB issued FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). The purpose of FIN 48 is to clarify certain aspects of the recognition and measurement related to accounting for income tax uncertainties. Under FIN 48, the impact of an uncertain income tax position must be recognized at the largest amount that is more likely than not of being sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company was subject to the provisions of FIN 48 as of January 1, 2007. Upon adoption, no cumulative effect of accounting change was necessary or recorded in the condensed consolidated financial statements. The total amount of unrecognized tax benefits as of the date of adoption was $26.2 million. This number includes a $24.5 million increase in the tax liability and a corresponding increase in deferred tax assets for unrecognized tax benefits as a result of the implementation of FIN 48 and $1.7 million of tax benefits that, if recognized, would impact the effective tax rate.

Accrued interest on tax positions is recorded as a component of interest expense. Total accrued interest on tax positions included in the FIN 48 liability was zero at January 1, 2007 and $0.6 million at September 30, 2007. No penalties were accrued at January 1, 2007 or at September 30, 2007.

The periods subject to examination for the Company’s federal income tax returns are the 2003 through 2006 tax years; however, the 2003 tax return is subject to examination only to the extent of the net operating loss carryforwards from 2003 that were utilized in 2005. The periods subject to examination for the Company’s major state income tax returns other than California are also the years 2003 through 2006. In California, the income tax years 2002 through 2006 remain open to examination.

The Company anticipates that total unrecognized tax benefits will not materially decrease due to the expiration of the statute of limitations for tax years prior to December 31, 2007.

The Company does not believe that it is reasonably possible that the total unrecognized tax benefit would significantly increase or decrease in the next 12 months. The FIN 48 liability for the Company’s unrecognized tax benefit is classified in other long-term liabilities on the condensed consolidated balance sheet.

During the first quarter of 2007, the Company received a favorable decision in a matter with the State of California. As a result of the decision, the Company reduced its FIN 48 liability by $0.7 million, recorded a previously unrecognized tax benefit of $1.0 million, and accrued interest income of $1.5 million. The refund was received in August 2007.

Note 12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions except per-share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Earnings:
Net income (loss)	$85.8	$(17.4)	$121.6	$(41.0)

Shares:
Weighted-average shares outstanding, basic	40.483	39.954	40.433	37.172
Dilutive effect of share-based awards	.232	NA	.466	NA

Adjusted weighted-average shares outstanding, diluted	40.715	39.954	40.899	37.172

Earnings Per Share:
Basic	$2.12	$(0.44)	$3.01	$(1.10)
Diluted	$2.11	$(0.44)	$2.97	$(1.10)

There were 2.3 million and 1.2 million outstanding common shares for the third quarter and first nine months of 2007, respectively, that were excluded from the weighted-average diluted shares, as their effect would have been antidilutive.

Note 13. Operating Segment Information

Operating segment information for Alaska and Horizon for the three- and nine-month periods ended September 30 was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Operating revenues:
Alaska	$874.0	$759.9	$2,328.9	$2,060.3
Horizon	196.9	176.3	536.5	485.2
Other*	0.3	0.2	0.8	0.8
Elimination of intercompany revenues	(76.1)	(0.7)	(207.3)	(2.2)

Consolidated	$995.1	$935.7	$2,658.9	$2,544.1

Income (loss) before income tax:
Alaska	$133.7	$(27.9)	$207.1	$(80.1)
Horizon	8.3	5.9	(5.8)	15.2
Other*	(0.9)	(0.9)	(3.0)	(6.3)

Consolidated	$141.1	$(22.9)	$198.3	$(71.2)

	September 30, 2007	December 31, 2006
Total assets at end of period:
Alaska	$4,119.4	$3,712.0
Horizon	629.4	409.0
Other*	1,059.8	916.8
Elimination of intercompany accounts	(1,351.7)	(960.7)

Consolidated	$4,456.9	$4,077.1

*	Includes the parent company, Alaska Air Group, Inc., including its investments in Alaska and Horizon, which are eliminated in consolidation.

Note 14. Contingencies

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August. It is likely that a decision from the arbitrator will not be issued until early to mid-2008.

Dispute with Los Angeles World Airports

Despite more than a year of negotiations to reach a mutual agreement, in December 2006, Alaska was notified by the City of Los Angeles that terminal charges related to the Company’s operations at Los Angeles International Airport (LAX) would be unilaterally increased dramatically for 2007 and beyond. Additionally, maintenance and operations fees were increased retroactively to January 2006. These increases were made applicable for all airlines operating in Terminals 1 and 3 at LAX, but were not imposed on airlines operating in Terminals 2 and 4 through 8, because of their long-term leases currently in effect. Alaska, along with other airlines in Terminals 1 and 3, filed a complaint against Los Angeles World Airports (LAWA) with the Department of Transportation (DOT) alleging that the amount and duration of the disparities in terminal charges among the carriers at LAX were unreasonable and unjustly discriminatory as they applied to the carriers at Terminals 1 and 3. Additionally, the Company believed these changes violated DOT and FAA policies and regulations, as well as other federal statutes. In April 2007, a DOT Administrative Law Judge heard the complaint and issued an opinion in favor of the carriers in mid-May 2007. In June 2007, the Secretary of Transportation issued a final decision ruling in favor of the carriers, and in July 2007, ordered LAWA to repay the excess charges from February 2007 through June 2007. LAWA issued a credit to Alaska Airlines in July 2007 in the amount of $2.2 million. LAWA appealed the decision to a Federal Circuit Court of Appeals. The carriers have filed cross appeals over certain aspects of the DOT ruling.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission. This overview summarizes MD&A, which includes the following sections:

•

Third Quarter in Review and Current Events – highlights from the third quarter of 2007 outlining some of the major events that happened during the period and how they affected our financial performance.

•

Results of Operations – an in-depth analysis of the results of operations of Alaska and Horizon for the three and nine months ended September 30, 2007. We believe this analysis will help the reader better understand our condensed consolidated statements of operations. Financial and statistical data for Alaska Airlines and Horizon Air are also included here.

This section includes forward-looking statements regarding our view of the remainder of 2007. In general, we have included these forward-looking statements in the third quarter discussion only and have chosen not to repeat them in the nine-month discussion.

•

Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash, contractual obligations, commitments and off-balance-sheet arrangements, an overview of financial position and the impact of inflation and changing prices.

Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this quarterly report on Form 10-Q.

Third Quarter in Review and Current Events

Our consolidated net income increased to $85.8 million during the third quarter of 2007 from a $17.4 million net loss in the third quarter of 2006. The 2006 results included a $58.4 million ($36.5 million after tax) fleet transition charge related to our MD-80 fleet and a $28.6 million ($17.9 million after tax) restructuring charge associated with the voluntary severance package offered to our employees represented by the International Association of Machinists. Both periods include adjustments to reflect timing of gain or loss recognition resulting from mark-to-market fuel hedge accounting – a $4.8 million gain in the third quarter of 2007 compared to a $65.4 million loss in the third quarter of 2006.

The revenue environment in the third quarter of 2007 continued to be characterized by increased competition year-over-year in our primary markets and a softer demand environment in our West Coast market. However, yield at Alaska (which represents approximately 88% of consolidated revenues) improved slightly. Both Alaska and Horizon posted higher passenger traffic. These factors resulted in an increase in total consolidated revenues of $59.4 million.

Our total operating costs declined by $107.9 million during the third quarter of 2007, compared to the same period in the prior year. This decrease is primarily due to the 2006 fleet transition and restructuring charges mentioned, combined with a reduction in fuel expense following mark-to-market losses associated with our portfolio of fuel hedges recorded in the third quarter of 2006 compared to mark-to-market gains in our hedge portfolio in the current year. See “Results of Operations” below for further discussion of changes in revenues and operating expenses for both Alaska and Horizon.

Common Stock Repurchase

In September 2007, our Board of Directors authorized the Company to repurchase up to $100 million of our common stock over a period of twelve months. As of September 30, 2007, we had repurchased 210,000 shares of common stock for a total of $5.0 million. We believe this repurchase program will allow us to enhance shareholder value while providing us with the flexibility to continue investing in future growth opportunities. The repurchased shares have been recorded as treasury shares in our condensed consolidated balance sheet.

Airport of the Future

On October 16, 2007, we unveiled the first phase of our patented “Airport of the Future” at Seattle Tacoma International Airport. Once the project is complete, which is expected to be in the early second quarter of 2008, the “Airport of the Future” will allow both Alaska and Horizon customers to check in for their flights and drop bags more quickly, will improve our agents’ productivity, and will allow us to handle more customers without increasing our airport space. We debuted this concept at the Ted Stevens International Airport in Anchorage, Alaska, in 2004 and since that time, customer wait times have been reduced significantly.

Row 44

In September 2007, Alaska announced its plan to launch inflight wireless Internet service in 2008 based on Row 44, Inc.’s satellite-based broadband connectivity solution. We plan to test the system on Alaska’s aircraft in the spring of 2008. If the test is successful, we plan to equip all of our aircraft at Alaska with this equipment. This technology will provide customers with a unique entertainment and business network in the air. Passengers with Wi-Fi devices — such as laptop computers, PDAs, smart phones and portable gaming systems — will have high-speed access to the Internet, e-mail, virtual private networks and stored inflight entertainment content.

Hawaiian Vacations

During the third quarter of 2007, Alaska announced the acquisition of certain assets of Hawaiian Vacations Inc., an Anchorage-based company that markets package tours to the Hawaiian Islands. The acquisition of these assets will help accelerate our entrance into the Anchorage-Honolulu market, scheduled to begin December 9, 2007 with one daily roundtrip.

Q400 Landing Gear Inspections

On September 12, 2007, Horizon temporarily grounded 19 of its 33 Bombardier Q400 turboprops as a precautionary measure following an all-operator message from Bombardier Aerospace of Canada. On September 13, in response to a Transport Canada airworthiness directive (AD), Horizon grounded its entire Q400 fleet to begin the required landing gear inspections. The AD was produced in the wake of two landing gear failure incidents involving Scandinavian Airlines (SAS) in Europe. Horizon, which has operated the Canadian-manufactured Q400 since 2001, has never experienced any issues like those encountered by SAS in these incidents.

Over the 13-day inspection period, Horizon had to cancel approximately 5% of its planned capacity for the month of September, although some of the impact on customers was offset in several cases by the substitution of Alaska aircraft in several key markets.

Subsequent to this inspection, SAS had another incident and permanently grounded its Q400 fleet. The Danish Accident Investigation Board reported that this most recent incident was not related to the two previous incidents that occurred in September. We, along with other Q400 carriers, will continue to operate our Q400 fleet, as there is no indication that there is any inherent issue with the landing gear on these aircraft.

Labor Costs and Negotiations

We are now in the process of negotiating new contracts with pilots at both Alaska and Horizon. The contract with Alaska’s pilots became amendable May 1, 2007 and the contract with Horizon’s pilots became amendable September 12, 2006. We hope to reach negotiated agreements that recognize the important contributions that our pilots make to our airlines without harming either company’s competitive position. Factoring in pay rates, productivity measures, pension, and post-retirement medical benefits, we believe our pilot unit costs are among the highest in the industry for the size of aircraft operated.

We do not know what the final outcome of these negotiations will be or when agreements will be reached. However, uncertainty around open contracts could be a distraction to some employees, reduce employee engagement in our business, and prevent us from achieving the operational goals (such as on-time and completion-rate targets) that we have set.

Capacity Purchase Agreement

Alaska and Horizon entered into a Capacity Purchase Agreement (CPA) effective January 1, 2007, whereby Alaska purchases capacity on certain routes (“capacity purchase markets”) from Horizon as specified by the agreement. This agreement has resulted in a new presentation in Alaska’s statement of operations. The actual passenger revenue from the capacity purchase markets is identified as “Passenger revenue – purchased capacity” and the associated costs are identified as “Purchased capacity costs.”

Alaska also has a similar arrangement in place with a third-party carrier for flying between Anchorage and Dutch Harbor, Alaska. Historically, the revenue from this arrangement was presented in “Other revenue – net” and the associated costs were in “Contracted services” in Alaska’s statement of operations. Now, all of these revenues and costs are presented with the Horizon incentive-market flying revenues and costs, and the prior period has been reclassified to conform to the current presentation.

The Air Group planning department works to strategically deploy certain Horizon aircraft by optimizing the balance of local and “flow” traffic connections with Alaska in order to maximize total returns to the Company and to allow Alaska to deploy its larger jets to other routes. Prior to 2007, there was a revenue-sharing arrangement in place whereby Alaska made a payment to Horizon if certain covered markets created losses for Horizon. Alternatively, Horizon made a payment to Alaska if those markets were profitable.

Alaska and Horizon entered into the CPA in order to improve the visibility of both the revenues and the costs of flying in the incentive markets. Under the CPA, Alaska pays Horizon a contractual amount for the purchased capacity in the incentive markets regardless of the revenue collected on those flights. The amount paid to Horizon is generally based on Horizon’s operating costs plus a margin. Alaska bears the inventory and revenue risk in those markets. Accordingly, Alaska records the related passenger revenue. Alaska records payments to Horizon in “Purchased capacity costs.” Horizon records the payment from Alaska as “Passenger revenue.”

Under both the revenue-sharing arrangement that was previously in place and the new CPA, the payments made from Alaska to Horizon are eliminated in consolidation and do not impact Air Group’s results.

Aircraft Fuel Expense

In 2005 and 2006, we realized significant benefits from in-the-money fuel hedge contracts. However, our fuel hedge protection has declined substantially as the strike price of our hedges is now closer to current oil prices compared to those in place during the previous two years. For example, the cash we received from our hedge counterparties upon settlement declined to $16.8 million in the third quarter of 2007 from $27.4 million in the third quarter of 2006. Jet fuel prices have recently reached new highs, and we are concerned about the impact of high fuel costs on our profitability.

Alaska Fleet Transition

During the second quarter of 2007, we sold 19 of our 20 owned operating MD-80s, and we sold the 20th subsequent to the end of the third quarter. The majority of these aircraft are leased from the buyer under short-term lease arrangements, which will allow us to maintain our current MD-80 retirement schedule through December 2008.

We currently have long-term lease arrangements on four MD-80 aircraft that we plan to cease operating before the end of the lease term. We anticipate that once these aircraft have been removed from operation, we will dispose of them through a lease buy-out or a sublease arrangement, or we will store them at a long-term storage facility. It is likely that we will record a charge in our statement of operations if any of these occurs. Aggregate minimum lease payments for these aircraft through the end of the lease terms for these four aircraft are approximately $73.3 million.

We currently operate four B737-400 combi aircraft and we intend to convert a fifth B737-400 into the fixed combi configuration by December 2007.

Horizon Fleet Transition

In 2006, Horizon entered into an agreement to sublease 16 of its Bombardier Q200 aircraft to a third party. During the nine months ended September 30, 2007, eight aircraft were transferred, resulting in a loss on the sublease arrangement of $10.6 million that is reflected as “Fleet transition costs – Horizon” in the condensed consolidated statements of operations. We expect the average loss per aircraft to be approximately $1.3 million, which will be recorded as each aircraft leaves the fleet.

In April 2007, Horizon announced an order for 15 additional Q400 aircraft, with options for 20 more. These aircraft will be delivered in 2008 and 2009. With this order, Horizon plans to phase out its remaining leased Q200 aircraft by the end of 2009 and is in the process of securing offers for sublease or purchase. We believe the market has improved since the earlier Q200 sublease transaction, but the amount or timing of any potential loss or gain cannot be reasonably estimated at this time.

Frontier JetExpress

In the third quarter of 2006, we announced that Horizon would discontinue its contract flying with Frontier Airlines as Frontier JetExpress. We had nine CRJ-700 aircraft dedicated to this program, all of which will return to Horizon’s operating fleet in 2007. Two of these aircraft were returned in the first quarter, one in the third quarter and the remaining six are scheduled to come back in the fourth quarter of 2007. We expect to use these aircraft for productive and strategic redeployments throughout Horizon’s network and in capacity purchase markets with Alaska.

Line of Credit Modification

In April 2007, we announced the Second Amendment of the March 25, 2005, $160 million variable-rate credit facility with a syndicate of financial institutions. The terms of the Second Amendment provide that any borrowings will be secured by either aircraft or cash collateral. The Second Amendment: (i) increased the size of the facility to $185 million; (ii) improved the collateral advance rates for certain aircraft; (iii) extended the agreement by two years with a maturity date of March 31, 2010; and (iv) repriced the credit facility to reflect current market rates. The Company has no immediate plans to borrow using this credit facility. In August 2007, we executed the Third Amendment to the credit facility, which increased the amount of allowed borrowings between Alaska Airlines and its affiliates from $300 million to $500 million.

New Markets

Alaska began non-stop service between Seattle and both Honolulu and Lihue, Hawaii in October 2007 and will begin non-stop service from Anchorage, Alaska to Honolulu in December 2007. Also in October 2007, Horizon began non-stop service between Santa Rosa, California and Portland, Oregon. Alaska and Horizon have also initiated or announced additional service in certain existing markets or connected cities already served with new non-stop service.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. Our operating income is generally lowest (or if it be the case, our loss the greatest) during the first and fourth quarters principally as a result of lower traffic, generally increases in the second quarter and typically reaches its highest level during the third quarter as a result of vacation travel, including increased activity in the state of Alaska.

Outlook

The following table summarizes expected fourth quarter and resulting full year 2007 capacity increases at Alaska and Horizon compared to the corresponding period of 2006, as measured by available seat miles:

	Alaska Mainline	Horizon
Fourth quarter 2007	3% - 4%	8%
Full year 2007	3% - 4%	8% - 9%

The expected capacity increase at Alaska is due primarily to the introduction of 14 new B737-800 aircraft in 2007 and the annualization of capacity additions that resulted from 12 B737-800 aircraft delivered in 2006, offset by the retirement of eight MD-80 aircraft and, to a lesser extent, scheduled retirement of other aircraft. On a net basis, we expect that Alaska’s fleet size will increase by only two aircraft, although the B737-800 aircraft are larger than the MD-80s, allowing for the capacity growth mentioned above. Horizon’s expected capacity increase is due largely to the 13 new Q400 aircraft that have been delivered in 2007 and an increase in the number of seats in the existing fleet of Q400s from 74 seats to 76 seats, offset by the sublease of 11 Q200 aircraft to another carrier. The aircraft deliveries in 2007 at both Alaska and Horizon are planned to replace outgoing aircraft, increase frequency in our existing markets and, to a lesser degree, serve new markets.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Our consolidated net income for the third quarter of 2007 was $85.8 million, or $2.11 per diluted share, compared to a net loss of $17.4 million, or $0.44 per diluted share, in the third quarter of 2006. Several items, as noted below, affect the comparability between the two periods:

•

Both periods include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel hedge accounting. In the third quarter of 2007, we recognized mark-to-market gains of $4.8 million ($3.0 million after tax, or $0.08 per diluted share), compared to a loss of $65.4 million ($40.9 million after tax, or $1.03 per share) in the same period of 2006.

•

During the third quarter of 2006, we recognized a $28.6 million ($17.9 million after tax, or $0.45 per share) restructuring charge associated with an offer of voluntary severance to certain of Alaska’s employees represented by the International Association of Machinists.

•

During the third quarter of 2006, we recorded fleet transition costs of $58.4 million ($36.5 million after tax, or $0.91 per share) representing the termination of the lease agreements for five of our leased MD-80 aircraft.

We believe disclosure of the impact of these individual charges is useful information to investors and other readers because:

•	it is useful to monitor performance without these items as it improves a reader’s ability to compare our results to other airlines;

•

earnings excluding these special items is the basis for our various employee incentive plans, thus allowing investors to better understand the changes in variable incentive pay expense in our condensed consolidated statements of operations;

•	earnings excluding these items is most often used in internal management and board reporting and decision-making; and

•	we believe it is the basis by which we are evaluated by industry analysts.

Our consolidated results are primarily driven by the results of our two operating carriers. Alaska reported third quarter income before income taxes of $133.7 million (or 95% of the consolidated total), while Horizon reported income before income taxes of $8.3 million. For the three and nine months ended September 30, 2007, financial and statistical data for Alaska and Horizon are shown on pages 29 and 30, respectively. An in-depth discussion of the results of Alaska and Horizon begins on page 31.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended September 30					Nine Months Ended September 30
Financial Data (in millions):	2007		2006		% Change	2007		2006		% Change
Operating Revenues:
Passenger	$731.5		$698.4		4.7	$1,940.7		$1,882.5		3.1
Freight and mail	25.9		25.7		0.8	72.9		71.8		1.5
Other - net	35.4		31.6		12.0	105.8		93.0		13.8

Total mainline operating revenues	792.8		755.7		4.9	2,119.4		2,047.3		3.5
Passenger - purchased capacity	81.2		4.2		NM	209.5		13.0		NM

Total Operating Revenues	874.0		759.9		15.0	2,328.9		2,060.3		13.0

Operating Expenses:
Wages and benefits	189.0		190.3		(0.7)	561.9		552.9		1.6
Variable incentive pay	1.4		3.3		(57.6)	11.2		17.3		(35.3)
Aircraft fuel, including hedging gains and losses	204.3		251.5		(18.8)	555.3		567.2		(2.1)
Aircraft maintenance	39.0		32.4		20.4	107.8		118.6		(9.1)
Aircraft rent	29.1		26.4		10.2	83.3		84.6		(1.5)
Landing fees and other rentals	43.3		40.5		6.9	127.3		117.9		8.0
Contracted services	31.6		29.1		8.6	91.2		87.3		4.5
Selling expenses	34.3		36.8		(6.8)	99.3		110.0		(9.7)
Depreciation and amortization	35.1		35.2		(0.3)	106.1		99.6		6.5
Food and beverage service	12.2		12.6		(3.2)	34.8		36.1		(3.6)
Other	42.0		40.8		2.9	125.0		118.4		5.6
Fleet transition costs	—		58.4		NM	—		189.5		NM
Restructuring charges and adjustments	—		28.6		NM	—		32.4		NM

Total mainline operating expenses	661.3		785.9		(15.9)	1,903.2		2,131.8		(10.7)
Purchased capacity costs	80.6		3.2		NM	222.1		11.1		NM

Total Operating Expenses	741.9		789.1		(6.0)	2,125.3		2,142.9		(0.8)

Operating Income (Loss)	132.1		(29.2)		NM	203.6		(82.6)		NM

Interest income	17.2		14.6			49.7		41.2
Interest expense	(22.4)		(19.9)			(64.9)		(53.5)
Interest capitalized	6.8		6.1			19.1		15.5
Other - net	—		0.5			(0.4)		(0.7)

	1.6		1.3			3.5		2.5

Income (Loss) Before Income Tax	$133.7		$(27.9)		NM	$207.1		$(80.1)		NM

Mainline Operating Statistics:
Revenue passengers (000)	4,878		4,710		3.6	13,367		13,058		2.4
RPMs (000,000) “traffic”	5,067		4,873		4.0	13,953		13,579		2.8
ASMs (000,000) “capacity”	6,354		6,150		3.3	18,188		17,523		3.8
Passenger load factor	79.7%		79.2%		0.5pts	76.7%		77.5%		(0.8	)pts
Yield per passenger mile	14.44	¢	14.33	¢	0.8	13.91	¢	13.86	¢	0.4
Operating revenue per ASM (RASM)	12.48	¢	12.29	¢	1.5	11.65	¢	11.68	¢	(0.3)
Passenger revenue per ASM	11.51	¢	11.36	¢	1.3	10.67	¢	10.74	¢	(0.7)
Operating expenses per ASM	10.41	¢	12.78	¢	(18.5)	10.46	¢	12.17	¢	(14.1)
Aircraft fuel cost per ASM	3.22	¢	4.09	¢	(21.3)	3.05	¢	3.24	¢	(5.8)
Fleet transition costs per ASM	—		0.95	¢	NM	—		1.08	¢	NM
Restructuring charges per ASM	—		0.47	¢	NM	—		0.19	¢	NM
Aircraft fuel cost per gallon	$2.20		$2.68		(18.0)	$2.08		$2.12		(1.9)
Economic fuel cost per gallon	$2.24		$2.08		7.7	$2.11		$1.90		11.1
Fuel gallons (000,000)	93.2		93.9		(0.7)	267.1		267.2		—
Average number of full-time equivalent employees	9,753		9,467		3.0	9,681		9,267		4.5
Aircraft utilization (blk hrs/day)	11.2		11.4		(1.8)	11.0		11.1		(0.9)
Average aircraft stage length (miles)	925		920		0.5	920		921		(0.1)
Operating fleet at period-end	114		112		2 a/c	114		112		2 a/c
Purchased Capacity Operating Statistics:
Revenue passengers (000)	799		14		NM	2,079		40		NM
RPMs (000,000)	319		10		NM	812		32		NM
ASMs (000,000)	399		15		NM	1,067		52		NM

NM = Not Meaningful

Horizon Air Financial and Statistical Data (unaudited)

	Three Months Ended September 30					Nine Months Ended September 30
Financial Data (in millions):	2007		2006		% Change	2007		2006		% Change
Operating Revenues:
Passenger	$194.5		$173.9		11.8	$529.6		$478.1		10.8
Freight and mail	0.7		1.0		(30.0)	1.8		3.0		(40.0)
Other - net	1.7		1.4		21.4	5.1		4.1		24.4

Total Operating Revenues	196.9		176.3		11.7	536.5		485.2		10.6

Operating Expenses:
Wages and benefits	51.0		47.3		7.8	150.1		140.3		7.0
Variable incentive pay	1.5		1.7		(11.8)	6.0		6.8		(11.8)
Aircraft fuel, including hedging gains and losses	38.8		39.3		(1.3)	100.5		86.5		16.2
Aircraft maintenance	20.2		17.2		17.4	68.9		50.0		37.8
Aircraft rent	16.1		17.5		(8.0)	49.9		52.0		(4.0)
Landing fees and other rentals	15.1		12.7		18.9	42.8		35.3		21.2
Contracted services	7.1		6.7		6.0	19.9		20.1		(1.0)
Selling expenses	8.4		8.8		(4.5)	23.5		25.2		(6.7)
Depreciation and amortization	11.2		4.9		128.6	25.3		13.6		86.0
Food and beverage service	0.7		0.9		(22.2)	2.1		2.2		(4.5)
Other	11.2		13.6		(17.6)	35.7		37.0		(3.5)
Fleet transition costs	3.9		—		NM	10.6		—		NM

Total Operating Expenses	185.2		170.6		8.6	535.3		469.0		14.1

Operating Income (Loss)	11.7		5.7		NM	1.2		16.2		NM

Interest income	1.1		1.0			3.4		2.7
Interest expense	(4.8)		(1.8)			(12.1)		(5.8)
Interest capitalized	0.3		1.0			1.8		2.1
Other - net	—		—			(0.1)		—

	(3.4)		0.2			(7.0)		(1.0)

Income (Loss) Before Income Tax	$8.3		$5.9		NM	$(5.8)		$15.2		NM

Combined Operating Statistics: (a)
Revenue passengers (000)	2,104		1,832		14.8	5,622		5,171		8.7
RPMs (000,000) “traffic”	837		722		15.9	2,195		2,032		8.0
ASMs (000,000) “capacity”	1,084		951		14.0	2,982		2,729		9.3
Passenger load factor	77.2%		75.9%		1.3pts	73.6%		74.5%		(0.9	)pts
Yield per passenger mile	23.24	¢	24.09	¢	(3.5)	24.13	¢	23.53	¢	2.5
Operating revenue per ASM (RASM)	18.16	¢	18.54	¢	(2.0)	17.99	¢	17.78	¢	1.2
Operating expenses per ASM	17.08	¢	17.94	¢	(4.8)	17.95	¢	17.19	¢	4.4
Aircraft fuel cost per ASM	3.57	¢	4.13	¢	(13.6)	3.37	¢	3.17	¢	6.3
Fleet transition costs per ASM	0.36	¢	—		NM	0.36	¢	—		NM
Aircraft fuel cost per gallon	$2.26		$2.71		(16.6)	$2.13		$2.13		—
Economic fuel cost per gallon	$2.30		$2.08		10.6	$2.18		$1.92		13.5
Fuel gallons (000,000)	17.2		14.5		18.6	47.2		40.6		16.3
Average number of full-time equivalent employees	3,872		3,706		4.5	3,779		3,592		5.2
Aircraft utilization (blk hrs/day)	8.8		8.8		0.0	8.7		8.8		(1.1)
Operating fleet at period-end	74		69		5 a/c	74		69		5 a/c

NM = Not Meaningful

(a)	Represents combined information for all Horizon flights, including those operated under Capacity Purchase Agreements with Alaska and as Frontier Jet Express. See pages 37-38 and 47-48 for additional line of business information.

Alaska Airlines

Alaska reported income before income taxes of $133.7 million during the third quarter of 2007 compared to a loss before income taxes of $27.9 million in the same period of 2006. The $161.6 million difference between the periods is primarily the result of the fleet transition and restructuring charges recognized during the third quarter of 2006 totaling $87 million, combined with a reduction in fuel expense following mark-to-market losses associated with our portfolio of fuel hedges recorded in the third quarter of 2006 compared to mark-to-market gains in our hedge portfolio in the current year.

Alaska Revenues

Total operating revenues increased $114.1 million, or 15.0%, during the third quarter of 2007 as compared to the same period in 2006. The majority of the increase resulted from the new Capacity Purchase Agreement with Horizon described above, with mainline revenues (defined as passenger revenues from those flights operating on Alaska Airlines jets plus freight, mail and other revenues) contributing $37.1 million of the increase. The components of Alaska’s revenue are summarized in the following table:

	Three Months Ended September 30
(in millions)	2007	2006	% Change
Passenger Revenue - mainline	$731.5	$698.4	4.7
Freight and mail	25.9	25.7	0.8
Other - net	35.4	31.6	12.0

Total Mainline Revenues	$792.8	$755.7	4.9

Passenger Revenue - purchased capacity	81.2	4.2	NM

Total Operating Revenues	$874.0	$759.9	15.0

Passenger Revenue - Mainline

Mainline passenger revenue increased 4.7% on a 3.3% increase in available seat miles and a 1.3% increase in mainline passenger revenue per available seat mile (PRASM). The increase in PRASM was the result of a 0.8% increase in yields and a 0.5-point increase in load factor compared to the prior period. Load factors were strong in July and August, but showed a year-over-year decline in September. We believe the load factor pressure is partly the result of capacity growth coming from the replacement of older aircraft with larger B737-800 aircraft, without a commensurate increase in the number of passengers. Our advance bookings currently suggest that load factors will be up slightly in the fourth quarter of 2007 compared to the same period in 2006.

Passenger Revenue – Purchased Capacity

Passenger revenue - purchased capacity increased by $77.0 million to $81.2 million because of the new Capacity Purchase Arrangement (CPA) with Horizon.

Although the markets subject to the CPA have changed slightly compared to those included under the prior revenue-sharing arrangement, we believe it is useful to evaluate year-over-year revenue information to gauge actual trends in those markets. This factors out the impact of the intercompany capacity purchase agreement and, as a result, gives readers information about the aggregate impact to Air Group revenues. In 2006, Horizon recorded $61.1 million in revenues for markets covered by the prior revenue-sharing arrangement. Yields in those markets declined 11.4% and load factor increased 3.1 points on a 35.2% increase in capacity.

During the third quarter of 2007, passenger revenue — purchased capacity exceeded purchased capacity costs by $0.6 million, bringing the year-to-date loss for purchased capacity flying to $12.6 million. Revenues in the incentive markets covered by the CPA are highly seasonal in nature and, accordingly, we expect that passenger revenue — purchased capacity will again fall behind purchased capacity costs in the fourth quarter, resulting in a full-year loss from purchased capacity flying in excess of the year-to-date amount. However, the reported results of purchased capacity flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

Alaska Expenses

For the quarter, total operating expenses decreased $47.2 million compared to the same period in 2006. The components of Alaska’s operating expenses are summarized in the following table:

	Three Months Ended September 30
Operating Expenses (in millions)	2007	2006	% Change
Mainline operating expenses	$661.3	$785.9	(15.9)
Purchased capacity costs	80.6	3.2	NM

Total Operating Expenses	$741.9	$789.1	(6.0)

NM = Not meaningful

Mainline Operating Expenses

Total mainline operating costs for the third quarter of 2007 declined by $124.6 million or 15.9% compared to the same period in 2006. Lower aircraft fuel expense and the absence of the fleet transition costs and restructuring charges in 2007 were the primary causes of the decline. Additional line item information is provided below.

Wages and Benefits

Wages and benefits were relatively flat during the third quarter of 2007 compared to the same period in 2006. The third quarter of 2006 included a $1.9 million contract-signing bonus paid to our clerical, office and passenger service employees and our ramp service and stores agents. We also recorded a $3.2 million adjustment in the third quarter of 2006 related to certain assumption changes resulting in higher postretirement medical and pension costs. These items were offset by a 3% increase in the number of full-time equivalent employees in 2007, largely as a result of our continuing initiative to improve our on-time performance and other operational goals and an increase in the number of flight attendants as we transition to B737-800s, which have four flight attendants compared to three in the MD-80 aircraft that are being replaced. We expect wages and benefits in the fourth quarter to be slightly higher than the same period in 2006, largely due to the increase in full-time equivalents.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio that we include in our income statement as the value of the portfolio increases and decreases. By definition, our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses when the underlying instrument increases or decreases in value. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers.

Aircraft fuel expense decreased $47.2 million, or 18.8%, compared to the same period in 2006. The elements of the change are illustrated in the following table:

	Three Months Ended September 30
(in millions, except per-gallon amounts)	2007	2006	% Change
Fuel gallons consumed	93.2	93.9	(0.7)
Raw price per gallon	$2.39	$2.33	2.6

Total raw fuel expense	$222.4	$218.9	1.6

Impact on fuel expense from value changes in the fuel hedge portfolio (gain)	(18.1)	32.6	NM

Aircraft fuel expense	$204.3	$251.5	(18.8)

NM = Not meaningful

Fuel gallons consumed declined by 0.7% because of improved fuel efficiency of our fleet as we transition out of the less efficient MD-80 aircraft to newer, more efficient B737-800 aircraft, offset by a slight increase in aircraft block hours.

The raw fuel price per gallon increased by 2.6% as a result of higher West Coast jet fuel prices driven by higher crude oil costs.

During the third quarter of 2007, we recorded mark-to-market gains reflecting an increase in the value of our fuel hedge portfolio between June 30, 2007 and September 30, 2007. In the third quarter of 2006, we recorded a mark-to-market loss, as oil prices on September 30, 2006 were lower than they were at June 30, 2006. Our hedge portfolio consists primarily of call options that are based on the prices of crude oil.

We also evaluate economic fuel expense, which we define as raw fuel expense less the cash we receive from hedge counterparties for hedges that settle during the period, offset by the premium expense that we recognize. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition. When we refer to economic fuel expense, we include gains only when they are realized through a cash receipt from our hedge contract counterparties. We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operation. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

The total cash benefit from hedges that settled during the period declined from $23.6 million in the third quarter of 2006 to $14.1 million in the third quarter of 2007. Our economic fuel expense is calculated as follows:

	Three Months Ended September 30
(in millions, except per-gallon amounts)	2007	2006	% Change
Raw fuel expense	$222.4	$218.9	1.6
Less: cash received from settled hedges	(14.1)	(23.6)	NM

Economic fuel expense	$208.3	$195.3	6.7

Fuel gallons consumed	93.2	93.9	(0.7)

Economic fuel cost per gallon	$2.24	$2.08	7.7

NM = Not meaningful

Based on current jet fuel prices, we expect our economic cost per gallon to be even higher during the fourth quarter of 2007.

Aircraft Maintenance

Aircraft maintenance increased by $6.6 million, or 20.4%, compared to the prior-year quarter largely as a result of the timing of heavy maintenance events, offset by benefits of our fleet transition as we replace our aging MD-80s and B737-200C aircraft with newer B737-800 and converted B737-400 aircraft, respectively. We estimate the savings from the fleet transition to be approximately $1.5 million during the quarter. We currently expect maintenance expense to exceed 2006 levels in the fourth quarter of 2007, given the expected timing of certain maintenance events.

Aircraft Rent

Aircraft rent increased by $2.7 million, or 10.2%, because of the sale and short-term leaseback of substantially all of our owned MD-80s during the second quarter and the addition of two new leased B737-800 aircraft in the fourth quarter of 2006. We expect year-over-year increases in aircraft rent in the fourth quarter as well because of the short-term MD-80 leases.

Landing Fees and Other Rentals

Landing fees and other rentals increased by $2.8 million, or 6.9%, compared to the third quarter of 2006 as a result of higher costs at Seattle-Tacoma International and other airports. We expect year-over-year increases in the fourth quarter of 2007 for similar reasons.

Selling Expenses

Selling expenses declined by $2.5 million, or 6.8%, compared to the third quarter of 2006 as a result of lower ticket distribution costs and credit card fees that resulted from new contracts that were put into place in the last quarter of 2006. We currently expect the downward trend in selling expenses to continue in the fourth quarter.

Other operating expenses

Other operating expenses increased because of higher passenger remuneration costs, crew costs, professional fees, software license and maintenance costs, higher property taxes in the state of California, and other costs, offset by lower liability insurance expense because of better rates negotiated in December 2006.

Mainline Operating Costs per Available Seat Mile (CASM)

Operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit costs focuses not only on controlling the actual dollars we spend, but also on increasing our capacity without adding a commensurate amount of cost. For the balance of 2007 and 2008, we expect gauge-related capacity growth as we replace our MD-80 aircraft with larger B737-800s.

Our mainline operating costs per mainline ASM are summarized below:

	Three Months Ended September 30
	2007		2006		% Change
Total mainline operating expenses per ASM (CASM)	10.41	¢	12.78	¢	(18.5)
CASM includes the following components:
Fuel costs per ASM	3.22	¢	4.09	¢	(21.3)
Fleet transition costs per ASM	—		0.95	¢	NM
Restructuring charges per ASM	—		0.47	¢	NM

NM = Not meaningful

We consistently use unit cost metrics that exclude fuel and special items to measure our cost-reduction progress. We believe that this measure of unit costs excluding fuel may be important to investors and other readers of these financial statements for the following reasons:

•

Mainline cost per ASM excluding fuel is one of the most important measures used by managements of both Alaska and Horizon and the Air Group Board of Directors in assessing quarterly and annual cost performance. For Alaska Airlines, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 and MD-80 aircraft fleets branded in Alaska Airlines livery. The revenues and expenses associated with purchased capacity are evaluated separately.

•	Mainline cost per ASM excluding fuel (and other items as specified in our governing documents) is an important metric for the employee incentive plan that covers company management and executives.

•

By eliminating fuel expense from our unit cost metrics, we believe that we have better visibility into the results of our non-fuel cost-reduction initiatives. Our industry is highly competitive and characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•

Mainline cost per ASM excluding fuel is a measure commonly used by industry analysts and we believe it is the basis by which they compare our airlines to others in the industry. The measure is also the subject of frequent questions from holders of our common stock.

•

Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of items such as the fleet transition costs and restructuring charges is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure the Company’s performance without these items for better comparability between periods and between other airlines.

•

Although we disclose our “mainline” passenger unit revenues for Alaska, we do not (nor are we able to) evaluate mainline unit revenues excluding the impact that rising fuel costs have had on ticket prices. Fuel represents nearly 30% of our total mainline operating expenses, and fluctuations in our fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

Our fourth quarter mainline unit costs excluding fuel and other special items are expected to fall by 2% to 3% from similar measures in 2006.

Purchased Capacity Costs

Purchased capacity costs increased $77.4 million, from $3.2 million in the third quarter of 2006 to $80.6 million in the third quarter of 2007. Of the total, $76.1 million was paid to Horizon under the new CPA for 384 million ASMs. The balance includes amounts paid to a third party for the Dutch Harbor flying (which approximates the amount paid in 2006) and certain administrative and information technology costs borne by Alaska that are allocated to purchased capacity flying costs.

Horizon Air

Horizon reported income before income taxes of $8.3 million during the third quarter of 2007 compared to income before income taxes of $5.9 million in the same period of 2006. The $2.4 million increase is primarily due to an 11.7% increase in operating revenues, offset by higher operating costs, including fleet transition costs of $3.9 million.

Horizon Revenues

For the third quarter of 2007, operating revenues increased $20.6 million, or 11.7%, compared to 2006. Horizon’s passenger revenues are summarized in the table below:

	Three Months Ended September 30
	2007		2006
Revenues (in millions) and % of ASMs	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$108.5	52	$99.6	49
Revenue from CPA with Alaska	76.1	35	n/a	n/a
Passenger revenue - Alaska revenue share markets	n/a	n/a	61.1	30
Revenue from CPA with Frontier JetExpress	9.9	13	13.2	21

Total Passenger Revenue and % of ASMs	$194.5	100	$173.9	100

Horizon’s revenues were impacted by the grounding of its Q400 fleet as noted earlier. Operating revenues per ASM declined by 2.0% from the third quarter of 2006, primarily because of a 3.5% decline in yield. Offsetting the decline was the shift in capacity out of Frontier JetExpress flying (which produces relatively low RASM because of the nature of the contract and the longer-haul nature of the flying) to higher RASM brand and Alaska CPA flying. As the Frontier JetExpress operation winds down, additional capacity will be shifted to brand and Alaska CPA flying, causing some upward pressure on unit revenues (and unit costs).

Line-of-business information is presented in the table below. In both CPA arrangements, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity. As a result, yield and load factor information for the CPA arrangements are not presented.

	Three Months Ended September 30, 2007
	Capacity and Mix				Load Factor		Yield			RASM
	Actual (000,000)	% Change	Current % Total	Point Change Yr-over-Yr	Actual	Point Change Yr-over-Yr	Actual		% Change	Actual		% Change
Brand Flying	562	19.9	52%	3 pts	74.7%	(1.4) pts	25.79	¢	(7.5)	19.70	¢	(8.6)
Alaska CPA	384	35.2	35%	5 pts	NM	NM	NM		NM	19.84	¢	(9.1)
Frontier CPA	138	(30.2)	13%	(8) pts	NM	NM	NM		NM	7.17	¢	7.7

System Total	1,084	14.0	100%	—	77.2%	1.3 pts	23.24	¢	(3.5)	18.16	¢	(2.0)

NM = Not meaningful

Horizon brand flying includes routes in the Horizon system not covered by the Alaska CPA. Horizon has the inventory and revenue risk in these markets. Passenger revenue from Horizon brand flying increased $8.9 million, or 8.9%, on a 19.9% increase in brand capacity offset by an 8.6% decline in unit revenues. The decline in unit revenues was due to a 1.4-point reduction in load factor, along with a 7.5% decline in yields in those markets. We are experiencing increased competition in many of these brand markets.

Revenue from the CPA with Alaska totaled $76.1 million during the third quarter of 2007. Under the CPA, the fee paid by Alaska is based on Horizon’s operating costs plus a specified margin. Under the prior revenue-sharing arrangement, Alaska made a payment to Horizon equal to Horizon’s loss in those markets, if any, and a quarterly bonus that was based on Alaska’s overall operating margin. Alternatively, Horizon made a payment to Alaska if those markets were profitable.

Revenue from the Frontier JetExpress flying declined 25.0% from $13.2 million in 2006 to $9.9 million in 2007 on a 30.2% decline in ASMs. The ASM decline is consistent with the wind-down of the JetExpress arrangement that will occur throughout 2007.

Horizon Expenses

Total operating expenses increased $14.6 million, or 8.6%, as compared to the same period in 2006. Significant period-over-period changes in the components of operating expenses are as follows:

Wages and Benefits

Wages and benefits increased $3.7 million, or 7.8%, as a result of a 4.5% increase in full-time equivalent employees, higher wages per employee, and an increase in our group medical costs. Additionally, overtime was higher than expected as we pushed to complete the inspections of the Q400 aircraft and resume full scheduled service. We expect that wages and benefits will be higher for the full year when compared to 2006 for the same reasons described above.

Aircraft Fuel

Aircraft fuel expense decreased $0.5 million, or 1.3%, compared to the same period in 2006. The elements of the change are illustrated in the following table:

	Three Months Ended September 30
(in millions, except per-gallon amounts)	2007	2006	% Change
Fuel gallons consumed	17.2	14.5	18.6
Raw price per gallon	$2.46	$2.34	5.1

Total raw fuel expense	$42.3	$33.9	24.8

Impact on fuel expense from value changes in the fuel hedge portfolio (gain)	(3.5)	5.4	NM

Aircraft fuel expense	$38.8	$39.3	(1.3)

NM = Not meaningful

Fuel gallons consumed increased by 18.6% because of the return of three CRJ-700s from Frontier JetExpress and the introduction of several new Q400s into the fleet, replacing smaller Q200s. We expect to see a year-over-year increase in the number of gallons consumed in the fourth quarter as our regional jets return to the Horizon network. Under the Frontier JetExpress arrangement, fuel is purchased by Frontier. Offsetting these increases in fuel consumption is the improved fuel efficiency of our fleet resulting from new Q400 aircraft deliveries. These more fuel-efficient aircraft have helped to improve the overall fuel burn rate per ASM by approximately 6% from the third quarter of 2006.

The raw fuel price per gallon increased by 5.1% as a result of higher West Coast jet fuel prices driven by higher crude oil costs.

During the third quarter of 2007, we recorded mark-to-market gains reflecting an increase in the value of our fuel hedge portfolio between June 30, 2007 and September 30, 2007. In the third quarter of 2006, we recorded a mark-to-market loss, as oil prices on September 30, 2006 were lower than they were at June 30, 2006. Our hedge portfolio consists primarily of call options that are based on the prices of crude oil.

We realized gains of $2.7 million from settled hedge contracts in the third quarter of 2007, compared to $3.8 million in the same period of 2006. Our economic fuel expense is calculated as follows:

	Three Months Ended September 30
(in millions, except per-gallon amounts)	2007	2006	% Change
Raw fuel expense	$42.3	$33.9	24.8
Less: cash received from settled hedges	(2.7)	(3.8)	NM

Economic fuel expense	$39.6	$30.1	31.6

Fuel gallons consumed	17.2	14.5	18.6

Economic fuel cost per gallon	$2.30	$2.08	10.6

NM = Not meaningful

Aircraft Maintenance

Aircraft maintenance expense increased $3.0 million, or 17.4%, primarily as a result of a higher number of scheduled engine overhauls for the Q400 fleet. We expect maintenance expense will be approximately $18 million to $20 million higher for all of 2007 compared to 2006, because of the increase in scheduled maintenance activities. However, actual results could differ materially if the maintenance schedule is modified or we are forced to perform unforeseen maintenance activities.

Depreciation and Amortization

Depreciation and amortization increased as a result of the 13 new Q400s that have been delivered in 2007. The Company owns all of these aircraft. Additionally, we recorded higher depreciation expense on Q200 rotable and repairable parts since we now intend to phase out those aircraft by the end of 2009.

Fleet Transition Costs

Fleet transition costs associated with the sublease of Q200 aircraft were $3.9 million during the third quarter of 2007. We expect total fleet transition costs to be approximately $14.0 million during 2007 as 11 Q200 aircraft leave the fleet and we record losses arising from the sublease.

Operating Costs per Available Seat Mile (CASM)

As discussed above, operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Like Alaska, Horizon’s efforts to reduce unit costs focus not only on controlling the actual dollars we spend, but also on increasing available seat miles without adding a commensurate amount of cost. We intend to increase capacity primarily through larger-gauge aircraft as we replace our Q200 aircraft with larger Q400 aircraft.

Our operating costs per ASM are summarized below:

	Three Months Ended September 30
	2007		2006		% Change
Total operating expenses per ASM (CASM)	17.08	¢	17.94	¢	(4.8)
CASM includes the following components:
Fuel costs per ASM	3.57	¢	4.13	¢	(13.6)
Fleet transition costs per ASM	0.36	¢	—		NM

NM = Not meaningful

We currently forecast our costs per ASM excluding fuel and the fleet transition costs for the fourth quarter to be down about 1% compared to the fourth quarter of 2006.

Consolidated Nonoperating Income (Expense)

Net nonoperating expense was $2.2 million in the third quarter of 2007 compared to net nonoperating income of $1.1 million for the same period of 2006. Interest income decreased $0.4 million compared to the third quarter of 2006 as a result of a lower average cash and marketable securities balance. Interest expense increased $2.4 million primarily as a result of interest rate increases on our variable-rate debt and new debt arrangements in the first nine months of 2007. We expect that nonoperating expense will increase for the full year of 2007 as we continue to finance new aircraft deliveries, resulting in a higher average debt balance.

Consolidated Income Tax Expense (Benefit)

See discussion below under “Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006.”

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Our consolidated net income for the nine months ended September 30, 2007 was $121.6 million, or $2.97 per diluted share, compared to a net loss in 2006 of $41.0 million, or $1.10 per diluted share. Several items, as noted below, affect the comparability between the two periods:

•

Both periods include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel hedge accounting. In the first nine months of 2007, we recognized mark-to-market gains of $11.8 million ($7.4 million after tax, or $0.18 per diluted share), compared to a loss of $69.2 million ($43.3 million after tax, or $1.16 per share) in the same period of 2006.

•

During the first nine months of 2006, we recognized $32.4 million ($20.3 million after tax, or $0.55 per share) of restructuring charges associated with offers of voluntary severance to Alaska’s flight attendants and certain of Alaska’s employees represented by the International Association of Machinists.

•	During the first nine months of 2006, we recorded fleet transition costs of $189.5 million ($118.5 million after tax, or $3.19 per share) associated with our MD-80 fleet transition.

We believe presentation of these special items provides useful information to investors and other readers of the financial statements because of the same reasons provided above in the three-month discussion.

Alaska reported income before income taxes of $207.1 million for the nine months ended September 30, 2007, while Horizon reported a loss before income taxes of $5.8 million for the same period. Financial and statistical data for Alaska and Horizon are shown on pages 29 and 30, respectively.

Alaska Airlines

Alaska reported income before income taxes of $207.1 million during the first nine months of 2007 compared to a loss before income taxes of $80.1 million in the same period of 2006. The $287.2 million difference between the periods is primarily the result of the fleet transition costs and restructuring charges recognized during the first nine months of 2006 totaling $221.9 million.

Alaska Revenues

Total operating revenues increased $268.6 million, or 13.0%, during the first nine months of 2007 as compared to the same period in 2006. The majority of the increase was due to the new Capacity Purchase Agreement with Horizon described above, with mainline revenues contributing $72.1 million of the increase. The changes are summarized in the following table:

	Nine Months Ended September 30
(in millions)	2007	2006	% Change
Passenger Revenue - mainline	$1,940.7	$1,882.5	3.1
Freight and mail	72.9	71.8	1.5
Other - net	105.8	93.0	13.8

Total Mainline Revenues	$2,119.4	$2,047.3	3.5

Passenger Revenue - purchased capacity	209.5	13.0	NM

Total Operating Revenues	$2,328.9	$2,060.3	13.0

NM = Not meaningful

Passenger Revenue - Mainline

Mainline passenger revenue for the first nine months increased 3.1% on a 3.8% increase in available seat miles offset by a 0.7% decline in passenger revenues per available seat mile (PRASM). The decline in mainline PRASM was caused by a 0.8-point decline in load factor, from 77.5% to 76.7%. The year-over-year yield was nearly flat for the nine months ended September 30, 2007. Our load factor declines were the largest in our Mexico markets, where we have seen significant new competitive capacity. We also believe the load factor declines are partly the result of capacity growth coming from the replacement of older aircraft with larger B737-800 aircraft, without a commensurate increase in the number of passengers.

Other — net revenues increased $12.8 million, or 13.8%, primarily as a result of higher commission revenue associated with the sale of mileage credits to our bank partner. When we sell mileage credits, we defer the majority of the proceeds and recognize that revenue when award travel takes place. Commission revenue represents the difference between the proceeds from the sale of miles and the amount we defer.

Passenger Revenue — Purchased Capacity

Passenger revenue — purchased capacity increased by $196.5 million because of the new Capacity Purchase Arrangement (CPA) with Horizon.

Although the markets subject to the CPA have changed slightly compared to those included under the prior revenue-sharing arrangement, we believe it is useful to evaluate year-over-year revenue information to gauge actual trends in those markets. This factors out the impact of the intercompany capacity purchase agreement and, as a result, gives readers information about the aggregate impact to Air Group revenues. In 2006, Horizon recorded $167.2 million in revenues for markets covered by the prior revenue-sharing arrangement in the same period. Yields in those markets declined 4.2%, and load factor increased 1.8 points on a 26.4% increase in capacity.

During the nine months ended September 30, 2007, purchased capacity costs exceeded passenger revenue — purchased capacity by $12.6 million. However, the reported results of purchased capacity flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

Alaska Expenses

For the nine months ended September 30, 2007, total operating expenses decreased $17.6 million or 0.8% compared to the same period in 2006 as a result of a decline in mainline operating costs offset by new purchased capacity costs recorded under the new CPA with Horizon.

The components of Alaska’s operating expenses are summarized in the following table:

	Nine Months Ended September 30
Operating Expenses (in millions)	2007	2006	% Change
Mainline operating expenses	$1,903.2	$2,131.8	(10.7)
Purchased capacity costs	222.1	11.1	NM

Total Operating Expenses	$2,125.3	$2,142.9	(0.8)

NM = Not meaningful

Mainline Operating Expenses

Total mainline operating costs decreased $228.6 million or 10.7% compared to the same period in the last year. The decrease was primarily due to the $189.5 million fleet-transition-related impairment charges and the $32.4 million of restructuring charges recorded in 2006, offset by increases in other operating costs, which are more fully described below.

Wages and Benefits

Wages and benefits increased during the first nine months of 2007 by $9.0 million, or 1.6%, primarily as a result of a 4.5% increase in full-time equivalents and higher wages compared to the same period in 2006. The number of full-time equivalent employees increased largely as a result of our initiative to improve our on-time performance and other operational goals and an increase in the number of flight attendants as we transition to B737-800s, which have four flight attendants, compared to three in the MD-80 aircraft that are being replaced. This increase was offset by the following: the first nine months of 2006 included a $2.7 million contract-signing bonus paid to our flight attendants; a $1.9 million signing bonus paid to our clerical, office and passenger service employees and our ramp service and stores agents; and a $3.9 million increase in our retiree medical accrual.

Variable Incentive Pay

Variable incentive pay for the first nine months of 2007 decreased $6.1 million or 35.3%, compared to the same period in 2006. The decrease results from lower expected annual payouts under the various Air Group profit-based incentive plans, offset by higher expenses associated with our Operational Performance Rewards plan.

Aircraft Fuel

Aircraft fuel expense decreased $11.9 million, or 2.1%, compared to the same period in 2006. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2007	2006	% Change
Fuel gallons consumed	267.1	267.2	(0.0)
Raw price per gallon	$2.19	$2.19	0.0

Total raw fuel expense	$585.2	$585.5	(0.1)

Impact on fuel expense from value changes in the fuel hedge portfolio (gain)	(29.9)	(18.3)	NM

Aircraft fuel expense	$555.3	$567.2	(2.1)

NM = Not meaningful

Fuel consumption was unchanged from the prior year because of higher capacity and aircraft block hours, offset by more fuel efficient aircraft as we transition to new, more efficient B737-800 aircraft.

Even though raw fuel prices per gallon have been on the rise most recently, the average price that we paid to our fuel vendors throughout the first nine months of 2007 was unchanged from the average price during the same period in 2006.

During the first nine months of 2007, we recorded mark-to-market gains reflecting an increase in the value of our fuel hedge portfolio between December 31, 2006 and September 30, 2007. The net gains in 2007 were $11.6 million higher than those recorded in the same period of 2006.

The total cash benefit from hedges that settled during the period declined from $79.0 million in the first nine months of 2006 to $20.6 million for the nine months ended September 30, 2007. Our economic fuel expense is calculated as follows:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2007	2006	% Change
Raw fuel expense	$585.2	$585.5	(0.1)
Less: cash received from settled hedges	(20.6)	(79.0)	NM

Economic fuel expense	$564.6	$506.5	11.5

Fuel gallons consumed	267.1	267.2	(0.0)

Economic fuel cost per gallon	$2.11	$1.90	11.1

NM = Not meaningful

Aircraft Maintenance

Aircraft maintenance decreased by $10.8 million, or 9.1%, during the first nine months of 2007, compared to the same period in the prior year, resulting largely from the benefits of our fleet transition.

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

Landing Fees and Other Rentals

Landing fees and other rentals increased by $9.4 million, or 8.0%, compared to the first nine months of 2006 as a result of higher costs at Seattle-Tacoma International and other airports. The year-over-year comparison was also impacted by a $1.5 million credit from the Port of Seattle related to the final true-up of 2005 rates recorded in the 2006 period.

Selling Expenses

Selling expenses declined by $10.7 million, or 9.7%, compared to the first nine months of 2006 as a result of lower ticket distribution costs and credit card fees that resulted from new contracts that were put into place in the fourth quarter of 2006. The 2006 amount also included $2.2 million paid to Horizon under the revenue-sharing arrangement in certain designated markets that existed in 2006, compared to zero this year because of the new CPA. These declines were partially offset by higher advertising costs.

Depreciation and Amortization

Depreciation and amortization increased $6.5 million, or 6.5%, compared to the first nine months of 2006. This is primarily the result of 10 new B737-800 aircraft delivered in 2006 and 10 in the first nine months of 2007.

Other operating expenses

Other operating expenses increased because of higher passenger remuneration costs, crew costs, professional fees, software license and maintenance costs, higher property taxes in the state of California, and other costs, offset by lower liability insurance expense because of better rates negotiated in December 2006.

Mainline Operating Costs per Available Seat Mile (CASM)

Total mainline operating costs per mainline ASM decreased from 12.17 cents per ASM to 10.46 cents per ASM in the first nine months of 2007. This includes aircraft fuel costs per ASM of 3.05 cents and 3.24 cents for the 2007 and 2006 periods, respectively. It also includes 1.08 cents per ASM and 0.19 cents per ASM for fleet transition costs and restructuring charges, respectively, in the first nine months of 2006. Management consistently uses unit cost metrics that exclude fuel and special items to measure our cost reduction progress.

Purchased Capacity Costs

Purchased capacity costs increased $211.0 million, from $11.1 million for the first nine months of 2006 to $222.1 million for the nine months ended September 30, 2007. Of the total, $207.3 million was paid to Horizon under the new CPA for 1.0 billion ASMs. The balance includes amounts paid to a third party for the Dutch Harbor flying (which approximated the amount paid in 2006) and certain administrative and information technology costs borne by Alaska allocated to the purchased capacity flying expense.

Horizon Air

Horizon reported a loss before income taxes of $5.8 million during the first nine months of 2007 compared to income before income taxes of $15.2 million in the same period of 2006. The $21.0 million decline is primarily due to higher operating costs, including the fleet transition costs of $10.6 million in 2007, offset by higher operating revenues.

Horizon Revenues

During the nine months ended September 30, 2007, operating revenues increased $51.3 million, or 10.6%, compared to 2006. Horizon’s passenger revenues are summarized in the table below:

	Nine Months Ended September 30
	2007		2006
Revenues (in millions) and % of ASMs	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$292.1	51	$271.6	48
Revenue from CPA with Alaska	207.3	34	n/a	n/a
Passenger revenue - Alaska incentive markets	n/a	n/a	167.2	29
Revenue from CPA with Frontier JetExpress	30.2	15	39.3	23

Total Passenger Revenue and % of ASMs	$529.6	100	$478.1	100

System-wide, Horizon’s operating revenues per ASM increased 1.2%. However, the increase was largely due to the shift in capacity out of Frontier JetExpress flying (which produces relatively low RASM because of the nature of the contract and the longer-haul nature of the flying) to higher RASM brand and Alaska CPA flying. As the Frontier JetExpress operation winds down, additional capacity will be shifted to brand and Alaska CPA flying, causing unit revenues (and unit costs) to rise.

Line of business information is presented in the table below. In both CPA arrangements, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity. As a result, yield and load factor information for the CPA arrangements are not presented.

	Nine Months Ended September 30, 2007
	Capacity and Mix				Load Factor		Yield			RASM
	Actual (000,000)	% Change	Current % Total	Point Change Yr-over-Yr	Actual	Point Change Yr-over-Yr	Actual		% Change	Actual		% Change
Brand Flying	1,518	16.2	51%	3 pts	72.3%	(1.8) pts	26.60	¢	(5.2)	19.70	¢	(6.9)
Alaska CPA	1,014	26.4	34%	5 pts	NM	NM	NM		NM	20.44	¢	(3.3)
Frontier CPA	450	(27.4)	15%	(8) pts	NM	NM	NM		NM	6.70	¢	5.9

System Total	2,982	9.3	100%	—	73.6%	(0.9) pts	24.13	¢	2.5	17.99	¢	1.2

NM = Not meaningful

Horizon brand flying includes routes in the Horizon system not covered by the Alaska CPA. Horizon has the inventory and revenue risk in these markets. Passenger revenue from Horizon brand flying increased $20.5 million or 7.5% on a 16.2% increase in brand capacity offset by a decline of 6.9% in unit revenues. The decline in unit revenues was due to a 1.8-point reduction in load factor, from 74.1% in the first nine months of 2006 to 72.3% in the first nine months of 2007, along with a 5.2% decline in yield in the brand markets.

Revenue from the CPA with Alaska totaled $207.3 million during the nine months ended September 30, 2007. Under the CPA, the fee paid by Alaska is based on Horizon’s operating costs, plus a specified margin. Under the prior revenue-sharing arrangement, Alaska made a payment to Horizon equal to Horizon’s loss in those markets, if any, and a quarterly bonus that was based on Alaska’s overall operating margin. Alternatively, Horizon made a payment to Alaska if those markets were profitable.

Revenue from the Frontier JetExpress flying declined from $39.3 million in 2006 to $30.2 million in 2007 on a 27.4% decline in ASMs. The ASM decline is consistent with the wind-down of the JetExpress contract that will occur throughout 2007.

Horizon Expenses

Total operating expenses increased $66.3 million, or 14.1%, as compared to the same period in 2006. Significant period-over-period changes in the components of operating expenses are described below.

Wages and Benefits

Wages and benefits increased $9.8 million, or 7.0%, on a 5.2% increase in the number of full-time equivalent employees, increase in average wage per employee, and higher group medical costs.

Aircraft Fuel

Aircraft fuel expense increased $14.0 million, or 16.2%, compared to the same period in 2006. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2007	2006	% Change
Fuel gallons consumed	47.2	40.6	16.3
Raw price per gallon	$2.26	$2.24	0.9

Total raw fuel expense	$106.9	$90.8	17.7

Impact on fuel expense from value changes in the fuel hedge portfolio (gain)	(6.4)	(4.3)	NM

Aircraft fuel expense	$100.5	$86.5	16.2

NM = Not meaningful

The 16.3% increase in consumption was driven by the return of three CRJ-700s from Frontier JetExpress and the introduction of several new Q400s into the fleet, replacing smaller Q200s.

Offsetting these increases in fuel consumption is the improved fuel efficiency of our fleet resulting from new Q400 aircraft deliveries. These more fuel-efficient aircraft have helped to improve the overall fuel burn rate per ASM by approximately 3% from the first nine months of 2006.

Even though raw fuel prices per gallon have been on the rise most recently, the average price that we paid to our fuel vendors throughout the first nine months of 2007 was relatively unchanged from the average price during the same period in 2006.

During the first nine months of 2007, we recorded mark-to-market gains reflecting an increase in the value of our fuel hedge portfolio between December 31, 2006 and September 30, 2007. The net gains in 2007 were $2.1 million higher than those recorded in the same period of 2006.

We realized gains of $3.9 million from settled hedge contracts in the first nine months of 2007, compared to $12.8 million in the same period of 2006. Our economic fuel expense is calculated as follows:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2007	2006	% Change
Raw fuel expense	$106.9	$90.8	17.7
Less: cash received from settled hedges	(3.9)	(12.8)	NM

Economic fuel expense	$103.0	$78.0	32.1

Fuel gallons consumed	47.2	40.6	16.3

Economic fuel cost per gallon	$2.18	$1.92	13.5

NM = Not meaningful

Aircraft Maintenance

Aircraft maintenance expense increased $18.9 million, or 37.8%, primarily as a result of a higher number of scheduled maintenance events and higher costs on engine repairs for our CRJ-700 fleet.

Depreciation and Amortization

Depreciation and amortization increased as a result of the 13 new Q400 aircraft that have been delivered in 2007. All of these are owned aircraft.

Fleet Transition Costs

Fleet transition costs of $10.6 million relate to the sublease of eight Q200 aircraft during the first nine months of 2007.

Operating Costs per Available Seat Mile (CASM)

Total operating costs per available seat mile increased to 17.95 cents per ASM from 17.19 cents per ASM in the first nine months of 2006. This includes aircraft fuel cost per ASM of 3.37 cents and 3.17 cents for the first nine months of 2007 and 2006, respectively. The remaining increase was due primarily to the Q200 fleet transition costs, higher wages and maintenance costs as well as the shifting of capacity from the JetExpress operation (which has much lower CASM) to brand and Alaska CPA flying.

Consolidated Nonoperating Income (Expense)

Net nonoperating expense was $4.6 million in the first nine months of 2007 compared to $2.1 million of net nonoperating expense in the same period of 2006. The reasons for the changes to the components of nonoperating expense are consistent with those in the three-month discussion.

Consolidated Income Tax Expense (Benefit)

Accounting standards require us to provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date rate if it is our best estimate of our annual expectation. For the nine months of 2007, we used the forecasted effective tax rate, as we believe it to be our best estimate of the full-year rate at this time. Our effective income tax rate on the pre-tax income for the first nine months of 2007 was 38.7%. In arriving at this rate, we considered a variety of factors, including year-to-date pre-tax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes. The effective rate for the first nine months of the year was positively affected by a $1.7 million credit that resulted from the favorable impact of the state income tax matter referred to in Note 11. Excluding this benefit, our effective benefit rate would have been approximately 39.5%.

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

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

	September 30, 2007	December 31, 2006	Change
	(in millions, except per-share and debt-to-capital amounts)
Cash and marketable securities	$888.0	$1,013.9	$(125.9)
Working capital	168.7	335.6	(166.9)
Long-term debt	1,151.8	1,031.7	120.1
Shareholders’ equity	1,027.4	885.5	141.9
Book value per common share	$25.49	$21.97	$3.52
Long-term debt-to-capital	53%: 47%	54%: 46%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	70%: 30%	72%: 28%	NA

During the nine months ended September 30, 2007, our cash and marketable securities decreased $125.9 million to $888.0 million. The changes in our cash balance are more fully described below.

Cash Provided by Operating Activities

During the first nine months of 2007, net cash provided by operating activities was $373.4 million, compared to $388.9 million generated during the same period of 2006. The decline was driven by the $67.3 million reduction in cash received from settled hedges, offset by higher operating revenues and lower cash contributions to our defined benefit pension plan during the first nine months of 2007. The Company contributed $52.5 million to our defined benefit pension plan in the first nine months of 2007 compared to $71.9 million during the same period of 2006.

Cash Used in Investing Activities

Our investing activities are primarily made up of capital expenditures associated with our fleet transition program and, to a lesser extent, purchases and sales of marketable securities. Cash used in investing activities was $622.8 million during the first nine months of 2007, compared to $539.0 million during the same period of 2006. Our capital expenditures grew by $142.8 million as a result of the increase in pre-delivery payments made for future deliveries and the purchase of 10 B737-800s and 13 Q400s, versus the purchase of six B737-800s, five leased MD-80s, two Q400s and one CRJ 700 in the first nine months of 2006. This was partially offset by proceeds of approximately $50 million from the sale of our MD-80s, which were subsequently leased back. We currently expect capital expenditures to be approximately $780 million during all of 2007.

Cash Provided by Financing Activities

We finance a large portion of our capital spending with debt financing. Net cash provided by financing activities was $99.0 million during the first nine months of 2007 compared to $228.8 million during the same period of 2006. We obtained debt financing of $196.1 million for six new B737-800 aircraft and received $5.2 million of cash upon the issuance of common stock. Offsetting this increase were normal long-term debt payments of $97.9 million and the $5.0 million repurchase of 210,000 shares of our common stock.

We plan to meet our significant capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand at September 30, 2007, along with additional debt financing and proceeds from our pre-delivery payment facility. We have financing already in place for 13 of the B737-800s that will be delivered throughout the balance of 2007 and through 2009.

Pre-delivery Payment Facility

Alaska’s $172 million variable-rate revolving loan facility is available to provide a portion of the pre-delivery funding requirements of Alaska’s purchase of new B737-800 aircraft under the current aircraft purchase agreement. The facility expires on August 31, 2009. The interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by Alaska’s rights under the Boeing purchase agreement. (The principal amounts outstanding on the facility relate to specified aircraft and will be repaid at the time that Alaska takes delivery of the aircraft, if not sooner.) As of September 30, 2007, $8.6 million was outstanding. No amounts were borrowed during the first nine months of 2007, although we may use the facility in the future to fund additional pre-delivery payments.

Line of Credit Modification

See page 26 for information about modifications to our $185 million line of credit.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

At September 30, 2007, we had firm orders for 49 aircraft requiring aggregate payments of approximately $1.1 billion, as set forth below. In addition, Alaska has options to acquire 46 additional B737-800s and Horizon has options to acquire 20 Q400s. Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft through long-term debt, operating lease arrangements, or internally generated cash.

During the first nine months of 2007, Alaska took delivery of 10 B737-800 aircraft, all of which were paid for with cash on hand. Six of these aircraft were subsequently financed with fixed and variable-rate debt arrangements. Horizon took delivery of 13 Q400 aircraft, all of which were acquired using cash on hand.

The following table summarizes aircraft purchase commitments as of September 30, 2007 and payments by year:

Delivery Period –	Fourth Quarter 2007	2008	2009	2010	2011	Total
Aircraft type:
Boeing 737-800	4	16	5	6	3	34
Bombardier Q400	—	3	12	—	—	15

Total	4	19	17	6	3	49

Payments (millions)	$127.7	$478.1	$345.5	$146.0	$44.9	$1,142.2

Giving consideration to the current fleet transition plans for both Alaska and Horizon, the following table displays the actual fleet count as of December 31, 2006, September 30, 2007 and the currently anticipated fleet count at December 31, 2007 and 2008:

Alaska Airlines	Seats	31-Dec-06	30-Sep-07	31-Dec-07	31-Dec-08
737-200	—	2	—	—	—
737-400F*	—	1	1	1	1
737-400C*	72	—	4	5	5
737-400	144	39	35	34	32
737-700	124	22	20	20	20
737-800**	157	15	25	29	46
737-900	172	12	12	12	12
MD-80	140	23	17	15	—

Totals		114	114	116	116

Horizon Air	Seats	31-Dec-06	30-Sep-07	31-Dec-07	31-Dec-08
Q200	37	28	20	16	10
Q400	74 - 76	20	33	33	36
CRJ-700	74	21	21	21	20

Totals		69	74	70	66

*	F=Freighter; C=Combination freighter/passenger

**	The total includes one additional leased aircraft in 2008.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of September 30, 2007. This table excludes contributions to our various pension plans, which we expect to be approximately $50 million to $75 million per year through 2011.

(in millions)	October 1 – December 31 2007	2008	2009	2010	2011	Beyond 2011	Total
Current and long-term debt obligations	$25.5	$90.1	$94.8	$100.3	$133.3	$796.4	$1,240.4
Current and long-term portions of the pre-delivery payment facility	8.6	—	—	—	—	—	8.6
Operating lease commitments (1)	36.5	251.2	226.0	211.7	178.9	705.4	1,609.7
Aircraft purchase commitments	127.7	478.1	345.5	146.0	44.9	—	1,142.2
Interest obligations (2)	22.4	81.7	74.1	67.5	60.6	196.2	502.5
Other purchase obligations (3)	5.0	29.7	30.0	30.3	30.6	93.6	219.2

Total	$225.7	$930.8	$770.4	$555.8	$448.3	$1,791.6	$4,722.6

(1)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. The aircraft operating leases include lease obligations for four leased MD-80 aircraft, all of which we intend to retire earlier than expected in connection with our fleet transition plan.

(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of September 30, 2007.

(3)	Includes minimum obligations under our long-term power-by-the-hour maintenance agreement.

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

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2006 10-K except as follows:

Market Risk – Aircraft Fuel

Currently, our fuel-hedging portfolio consists almost exclusively of crude oil call options. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts. Although to a lesser extent, we also use collar structures for fuel hedging purposes. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of September 30, 2007 would increase or decrease the fair value of our hedge portfolio by approximately $31.6 million and $28.0 million, respectively.

We have fuel purchase contracts that fix the refining margin we will pay for approximately 50% of our fuel consumption in the fourth quarter of 2007.

Our portfolio of fuel hedge contracts was worth $75.1 million at September 30, 2007, including $34.0 million of capitalized premiums paid to counterparties, compared to a portfolio value of $68.6 million at December 31, 2006.

Please refer to Note 5 in the notes to the condensed consolidated financial statements, for company-specific data on the results of our fuel-hedging program, as well as a summary of hedge positions as of September 30, 2007.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, on a timely basis.

Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Late in the second quarter of 2007, Alaska and Horizon began the conversion to an integrated Human Resources, Benefits and Payroll system. Prior to the conversion, the companies operated on separate systems. This automated system conversion was completed in early July 2007. There were no changes to the Company’s internal control over financial reporting, including the changes described above, identified in management’s evaluation during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the Ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. It is likely that a decision from the arbitrator will not be issued until early to mid-2008.

Dispute with Los Angeles World Airports

Despite more than a year of negotiations to reach a mutual agreement, in December 2006, Alaska was notified by the City of Los Angeles that terminal charges related to our operations at Los Angeles International Airport (LAX) would be unilaterally increased dramatically for 2007 and beyond. Additionally, maintenance and operations fees were increased retroactively to January 2006. These increases were made applicable for all airlines operating in Terminals 1 and 3 at LAX, but were not imposed on airlines operating in Terminals 2 and 4 through 8, because of their long-term leases currently in effect. Alaska, along with other airlines in Terminals 1 and 3, filed a complaint against Los Angeles World Airports (LAWA) with the Department of Transportation (DOT) alleging that the amount and duration of the disparities in terminal charges among the carriers at LAX were unreasonable and unjustly discriminatory as they applied to the carriers at Terminals 1 and 3. Additionally, the Company believed these changes violated DOT and FAA policies and regulations, as well as other federal statutes. In April, a DOT Administrative Law Judge heard the complaint and issued an opinion in favor of the carriers in mid-May. In June 2007, the Secretary of Transportation issued a final decision ruling in favor of the carriers, and in July, ordered LAWA to repay the excess charges from February through June. LAWA issued a credit to Alaska Airlines in July 2007 in the amount of $2.2 million. LAWA appealed the decision to a Federal Circuit Court of Appeals. The carriers have filed cross appeals over certain aspects of the DOT ruling.

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

In September 2007, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock over a period of twelve months. As of September 30, 2007, the Company had repurchased 210,000 shares of common stock for a total of $5.0 million under this authorization as noted in the following table. The repurchased shares have been recorded as treasury shares in the accompanying consolidated balance sheet.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan
September 18, 2007 through September 30, 2007	210,000	$24.03	$95 million

All of the shares purchased in the quarter were under the plan noted above.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index on page 60.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIR GROUP, INC.
Registrant

Date: November 7, 2007

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Controller

By:	/s/ Bradley D. Tilden
Bradley D. Tilden
Executive Vice President/Finance and Planning and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

10.1 (1)	Third Amendment to the Credit Agreement

31.1 (1)	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (1)	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1* (1)	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished, not filed)

32.2* (1)	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished, not filed)

(1)	Filed herewith

*	Exhibits 32.1 and 32.2 are being furnished pursuant to 18 U.S.C. Section 1350 and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section. Such exhibits shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.