Form 10-K
period 2007-12-31
ALASKA AIR GROUP INC
filed 2008-02-20
CIK 766421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to

Commission File Number 1-8957

ALASKA AIR GROUP, INC.

A Delaware Corporation

91-1292054	19300 International Boulevard, Seattle, Washington 98188 Telephone: (206) 392-5040
(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value	New York Stock Exchange

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

As of December 31, 2007, shares of common stock outstanding totaled 38,050,680. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 29, 2007, was approximately $1.12 billion (based on the closing price of $27.86 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Title of Document	Part Hereof Into Which Document is to be Incorporated
Definitive Proxy Statement Relating to 2008 Annual Meeting of Shareholders	Part III

ALASKA AIR GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

2

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	the competitive environment in our industry;

•	changes in our operating costs, including fuel, which can be volatile;

•	labor disputes and our ability to attract and retain qualified personnel;

•	the amounts of potential lease termination payments with lessors for our remaining MD-80 and Q200 leased aircraft and related sublease payments from sublessees, if applicable;

•	our significant indebtedness;

•	compliance with our financial covenants;

•	potential downgrades of our credit ratings and the availability of financing;

•	our ability to meet our cost reduction goals;

•	operational disruptions;

•	general economic conditions, as well as economic conditions in the geographic regions we serve;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	insurance costs;

•	our inability to achieve or maintain profitability;

•	fluctuations in our quarterly results;

•	an aircraft accident or incident;

•	liability and other claims asserted against us;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	our reliance on third-party vendors and partners;

•	changes in laws and regulations; and

•	increases in government fees and taxes.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors in this Form 10-K, see “Item 1A: Risk Factors.” Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. OUR BUSINESS

We are a Delaware corporation incorporated in 1985 and we have two principal subsidiaries: Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Through these subsidiaries, we provide passenger air service to approximately 25 million passengers per year to nearly 100 destinations. We also provide freight and mail services, primarily to and within the state of Alaska and on the West Coast. Although Alaska and Horizon both operate as airlines, their business plans, competition, and economic risks differ substantially. Alaska is a major airline that operates an all-jet fleet with an average passenger trip length of 1,051 miles. Horizon is a regional airline, operates turboprop and jet aircraft, and its average passenger trip is 386 miles. Individual financial information about Alaska and Horizon is in Note 15 to the consolidated financial statements and throughout this section, specifically in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Both of our airlines endeavor to distinguish themselves from competitors by providing a higher level of customer service and differentiating amenities. Our outstanding employees and excellent service in the form of advance seat assignments, expedited check-in, attention to customer needs, a generous frequent flyer program, well-maintained aircraft, a first-class section aboard Alaska aircraft, and other amenities are regularly recognized by independent studies, awards, and surveys of air travelers. For example, Horizon was named the “2007 Regional Airline of the Year” by Air Transport World, a leading industry publication, and Alaska was named in the top five U.S. carriers for premium service in a recent Zagat survey. We are very proud of these awards and we continue to strive to have the best customer service in the industry.

WHERE YOU CAN FIND MORE INFORMATION

We maintain an Internet website at www.alaskaair.com. Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.alaskaair.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the Securities and Exchange Commission. The information contained on our website is not a part of this annual report on Form 10-K.

OUR AIRLINES

ALASKA

Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. We offer extensive north/south service within the western U.S., Canada and Mexico, and passenger and dedicated cargo services to and within the state of Alaska. We also provide long-haul east/west service to eight cities in the continental U.S., primarily from Seattle, where we have our largest concentration of departures; although we do offer long-haul departures from Anchorage, Los Angeles, and Portland, Oregon. During 2007, we also initiated service to Hawaii, with non-stops from Seattle to Honolulu and Lihue and from Anchorage to Honolulu.

In 2007, we carried 17.6 million revenue passengers in our mainline operations, and in each year since 1973, we have carried more passengers between Alaska and the U.S. mainland than any other airline. Based on the number of passengers, Alaska’s leading airports are Seattle, Los Angeles, Anchorage and Portland. Based on 2007 revenues, the leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2007, Alaska’s operating fleet consisted of 115 jet aircraft, compared to 114 aircraft as of December 31, 2006.

Alaska’s passenger traffic by market is presented below:

	2007	2006
West Coast	46%	45%
Within Alaska and between Alaska and the U.S. mainland	21%	20%
Mexico	11%	11%
Canada	4%	4%
Other, including transcontinental and Hawaii	18%	20%

Total	100%	100%

HORIZON

Horizon Air Industries, a Washington corporation that first began service and was incorporated in 1981, and was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves a number of cities in six states and six cities in Canada under the Horizon brand. In 2008, Horizon began service to Loreto, Mexico, from Los Angeles and will serve its seventh city in Canada when it begins service to Prince George, British Columbia, in May 2008. In addition to operating under its own brand, Horizon operated regional jet service as Frontier JetExpress through the end of November 2007 under an agreement with Frontier Airlines. Horizon terminated this agreement with Frontier at that time and has redeployed the nine CRJ-700s back into the Air Group route structure.

In 2007, Horizon carried 7.6 million revenue passengers. Approximately 92% of Horizon’s revenue passenger miles in 2007 were flown domestically, primarily in the states of Washington, Oregon and Idaho, compared to 91% in 2006. The Canada markets accounted for 8% of revenue passenger miles in 2007, compared to 9% in 2006. Based on passenger enplanements, Horizon’s leading airports are Seattle, Portland, Boise, and Spokane. Based on revenues in 2007, the leading nonstop routes are Portland-Seattle, Spokane-Seattle, and Ontario-Portland. At December 31, 2007, Horizon’s operating fleet consisted of 21 jets and 49 turboprop aircraft. Except for those flights that were operated as Frontier JetExpress, Horizon flights are listed under the Alaska Airlines designator code in airline reservation systems.

Alaska and Horizon integrate their flight schedules to provide convenient, competitive connections between most points served by their systems. In 2007 and 2006, approximately 22% and 24%, respectively, of Horizon’s passengers connected to flights operated by Alaska.

INDUSTRY CONDITIONS

Our industry is highly competitive and is characterized by low profit margins and high fixed costs, primarily for wages, aircraft fuel, aircraft ownership costs and facilities rents. Because expenses of a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. In other words, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our results of operations. Passenger demand and ticket prices are, to a large measure, influenced by the general state of the economy in some parts of the United States, current events and available capacity.

In 2007, the airline industry posted its second year of net profits since 2000. However, with the dramatic increase in fuel prices and a softening economy, industry profits were lower than originally predicted by industry experts and analysts. In 2005 and 2006, load factors and unit revenues climbed higher in the wake of strong demand and a healthy economy. That strong demand and a reduction in total capacity in some regions, as other major carriers shifted capacity to international routes, allowed domestic carriers to raise ticket prices. However, there was some softening in demand for air travel early in 2007, and unit revenues declined on a year-over-year basis during the first half of the year. Unit revenues rebounded later in the year, principally in response to higher passenger load factors and actions taken to help offset increases in jet fuel prices.

Several traditional or “legacy” carriers have reorganized through bankruptcy proceedings over the past several years. These carriers have gained a competitive advantage by significantly reducing their costs almost immediately. In addition, so called “low-cost carriers” (LCCs) have grown significantly since 2001 and currently carry more than 30% of total U.S. domestic passenger traffic. However, the line between the LCCs and legacy carriers is becoming more blurred as the legacy carriers make further reductions in unit costs and the LCCs face cost pressures, and as the legacy carriers reduce service offerings. Because of their unit cost advantage, the LCCs and recently reorganized airlines have and continue to exert downward pressure on ticket prices compared to historical levels. Because of the relatively low barriers to entry and financial success of LCCs, we expect the expansion of low-cost and low-fare carriers to continue. We compete with many of these carriers directly now, and expect to compete with new entrants in the future. For example, Virgin America, a new LCC, has announced plans to offer non-stop service between Seattle and Los Angeles and between Seattle and San Francisco in the spring of 2008.

FUEL

Our business and financial results are highly affected by the price and, potentially, the availability of jet fuel. Fuel prices have increased dramatically over the past few years and these increases have hurt our financial results. We refer to the price we pay at the airport or “into- plane” price, including applicable taxes, as our “raw” fuel price. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Generally, West Coast jet fuel prices are somewhat higher and substantially more volatile than prices in the Gulf Coast or on the East Coast, putting both Alaska and Horizon at a competitive disadvantage. Historically, fuel costs have generally represented 10% to 15% of an airline’s operating costs. However, in recent years, fuel costs have risen sharply to represent 20% to 30% of total operating costs for airlines. Both the crude oil and refining cost components of jet fuel are volatile and outside of our control, and they can have a significant and immediate impact on our operating results. Our average raw fuel cost per gallon increased 8%, 17%, and 34%, in 2007, 2006, and 2005, respectively.

We almost exclusively use crude oil call options as hedges to decrease our exposure to the volatility of jet fuel prices. Call options effectively cap our pricing on the crude oil component of fuel prices, limiting our exposure to increasing fuel prices on a percentage of our planned fuel consumption. With these call option contracts, we still benefit from the decline in crude oil prices, as there is no downward exposure other than the premiums we pay to enter into the contracts. We also use collar structures in limited instances for fuel hedging purposes. Additionally, we enter into fuel purchase contracts that fix the refining margin we pay on a certain percentage of our fuel consumption.

Fuel costs, including gains and losses stemming from changes in the value of our hedge portfolio, were approximately 27% of our total operating expenses in 2007, 26% in 2006, and 20% in 2005. Currently, a one-cent change in our hedged fuel price per gallon affects annual fuel costs by approximately $4.0 million. In addition to our hedging program, we believe that operating fuel-efficient aircraft helps to mitigate the effect of high fuel prices.

Due to the competitive nature of the airline industry, airlines often have been unable to immediately pass on increased fuel prices to customers by increasing fares. Conversely, any potential benefit of lower fuel prices could be offset by increased fare competition and lower revenues.

Although we do not currently anticipate a significant reduction in jet fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event of significant hostilities or other conflicts in oil-producing areas, there could be reductions in the production and/or importation of crude oil resulting in price increases, which could adversely affect our business. If there were major reductions in the availability of jet fuel, our business would be adversely affected.

MARKETING AND COMPETITION

ALLIANCES WITH OTHER AIRLINES

We have marketing alliances with several other airlines that provide reciprocal frequent flyer mileage credit and redemption privileges as well as code sharing on certain flights as shown in the table below. Alliances enhance our revenues by:

•	offering our customers more travel destinations and better mileage credit/redemption opportunities;

•	giving us access to more connecting traffic from other airlines; and

•	providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and Horizon while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sell codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and at any time, one or more may be in the process of renegotiation.

Our marketing alliances with other airlines as of December 31, 2007 are as follows:

	Frequent Flyer Agreement		Codeshare— Alaska Flight # on Flights Operated by Other Airline	Codeshare— Other Airline Flight # On Flights Operated by Alaska/ Horizon
Major U.S. or International Airlines
American Airlines/American Eagle	Yes		Yes	Yes
Air France	Yes		No	Yes
British Airways	Yes		No	No
Cathay Pacific Airways	Yes		No	No
Continental Airlines	Yes		Yes	Yes
Delta/Delta Connection**	Yes		Yes	Yes
KLM	Yes		No	Yes
Lan S.A.	Yes		No	Yes
Northwest Airlines	Yes		Yes	Yes
Qantas	Yes		No	Yes
Regional Airlines
Era Aviation	Yes	*	Yes	No
PenAir	Yes	*	Yes	No
Big Sky Airlines	No		Yes	No

*	This airline does not have its own frequent flyer program. However, Alaska’s Mileage Plan members can earn and redeem miles on this airline’s route system.
**	Alaska has codeshare agreements with the Delta Connection carriers Skywest and ASA as part of its agreement with Delta Air Lines.

COMPETITION

Competition in the airline industry is intense. We believe the principal competitive factors in the industry that are important to customers are:

•	safety record and reputation,

•	flight schedules,

•	fares,

•	customer service,

•	routes served,

•	frequent flyer programs,

•	on-time arrivals,

•	baggage handling,

•	on-board amenities,

•	type of aircraft, and

•	code-sharing relationships.

Together, Alaska and Horizon carry approximately 3.2% of all U.S. domestic passenger traffic. We compete with one or more domestic or foreign airlines on most of our routes, including Southwest Airlines, United Airlines, Northwest Airlines, Continental Airlines, American Airlines, Delta Air Lines, US Airways, and regional affiliates associated with some of these carriers. Most of these airlines are larger and have greater financial resources and name recognition or lower operating costs than our companies. In addition, competitors that have successfully reorganized out of bankruptcy have lower operating costs derived from renegotiated labor, supply and financing agreements. Some of these competitors have chosen to add service, reduce their fares, or both in our markets. Continuing growth of LCCs, including Southwest Airlines, AirTran Airways, Frontier Airlines, jetBlue Airways, and Virgin America, places significant competitive pressures on us and other network carriers because the LCCs have the ability to charge a lower fare for travel between similar cities. As such, we may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve. Due to its short-haul markets, Horizon also competes with ground transportation in many markets, including train, bus and automobile transportation.

TICKET DISTRIBUTION

Airline tickets are distributed through three primary channels:

•

Airline websites such as alaskaair.com or horizonair.com. It is less expensive for us to sell through these direct channels and, as a result, we continue to take steps to drive more business to our websites. In addition, we believe this channel is preferable from a branding and customer-relationship standpoint in that we can establish ongoing communication with the customer and tailor offers accordingly. In October 2007, we passed a significant milestone by processing over 50% of our monthly sales through our website – a sign of progress toward our goal of transitioning more of our customers to this direct sales channel.

•

Traditional and online travel agents. Consumer reliance on traditional travel agencies is shrinking, giving way to online travel agencies. Both traditional and online travel agencies typically use Global Distribution Systems (GDS), such as Sabre, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee that is charged to the airline. Many of our large corporate customers require that we use these agencies. Some of our competitors do not use this distribution channel and, as a result, have lower ticket distribution costs.

•	Reservation call centers. These call centers are located in Phoenix, Arizona; Kent, Washington; and Boise, Idaho. We generally charge a $10 fee for booking reservations through these call centers.

Our sales by channel are presented below:

	2007	2006
Alaskaair.com/horizonair.com	43%	39%
Traditional and online travel agencies	43%	47%
Reservations call center	12%	12%
All other channels	2%	2%

Total	100%	100%

EMPLOYEES

Labor costs have historically made up 30% to 40% of an airline’s total operating costs. Most major airlines, including ours, have employee groups that are covered by collective bargaining agreements. Often, airlines with unionized work forces have higher labor costs than carriers without unionized work forces, and they may not have the ability to adjust labor costs downward quickly enough to respond to new competition. New entrants into the U.S. airline industry generally do not have unionized work forces, which can be a competitive advantage for those airlines. Alaska has been able to reduce wages and benefits costs from 2004 levels through a number of initiatives, but we have experienced recent increases in wage and benefit costs because of normal scale and step increases, market wage increases, and higher healthcare costs. Horizon faces similar pressures on wages and benefits. We expect to see continued upward pressure on wages and benefits in the future. We recognize the need to continue to improve employee productivity in order to mitigate this cost pressure and to reduce our wages and benefits on an available-seat-mile basis. We have initiatives underway to increase productivity and efficiency.

We had 14,710 (Alaska and Horizon had 10,526 and 4,184, respectively) active full-time and part-time employees at December 31, 2007, compared to 14,485 (10,454 at Alaska and 4,031 at Horizon) as of December 31, 2006. Wages, salaries and benefits (including variable incentive pay) represented approximately 30% and 28% of our total operating expenses in 2007 and 2006, respectively.

At December 31, 2007, labor unions represented 84% of Alaska’s and 48% of Horizon’s employees. Our relations with our labor organizations are governed by the Railway Labor Act (RLA). Under this act, collective bargaining agreements do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may declare that an impasse exists, at which point the National Mediation Board offers binding arbitration to the parties. Either party may decline to submit to arbitration. If either party rejects arbitration, a 30-day “cooling-off” period commences. During that period, a Presidential Emergency Board may be established, which examines the parties’ positions and recommends a solution. The Presidential Emergency Board process, if invoked, lasts for 30 days and is followed by another “cooling-off” period of 30 days. At the end of the applicable “cooling-off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help,” including the imposition of any or all of its proposed amendments on the collective bargaining agreements and/or the hiring of workers to replace strikers.

Alaska’s union contracts at December 31, 2007 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association International (ALPA)	Pilots	1,483	In Negotiations

Association of Flight Attendants (AFA)	Flight attendants	2,720	Amendable 4/27/10

International Association of Machinists and	Ramp service and stock clerks; and Clerical, office and passenger service	664	Amendable 7/17/10
Aerospace Workers (IAM/RSSA)		3,121	Amendable 7/17/10

Aircraft Mechanics Fraternal Association (AMFA)	Technicians, inspectors and cleaners	678	Amendable 10/01/09

Mexico Workers Association of Air Transport	Station personnel in Mexico	111	Amendable 9/29/09

Transport Workers Union of America (TWU)	Dispatchers	35	Amendable 7/01/10*

*	Collective bargaining agreement contains interest arbitration provision.

Horizon’s union contracts at December 31, 2007 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	722	In Negotiations

AFA	Flight attendants	672	In Negotiations

AMFA	Technicians and related classifications	507	Amendable 11/30/08

TWU	Dispatchers	21	Amendable 10/6/08

National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	85	Expires 2/14/10

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Alaska Air Group, Inc. (including its subsidiaries Alaska and Horizon), their positions and their respective ages (as of February 1, 2008) are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
William S. Ayer	Chairman, President and Chief Executive Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	53	1985

Bradley D. Tilden	Executive Vice President/Finance and Planning and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	47	1994

Keith Loveless	Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc.	51	1996

Gregg Saretsky	Executive Vice President/Flight and Marketing of Alaska Airlines, Inc.	48	1998

Glenn S. Johnson	Executive Vice President/Airports, Maintenance and Engineering of Alaska Airlines, Inc.	49	1991

Jeffrey D. Pinneo	President and Chief Executive Officer of Horizon Air Industries, Inc.	51	1990

Brandon S. Pedersen	Vice President/Finance and Controller of Alaska Air Group, Inc. and Alaska Airlines, Inc. (Principal Accounting Officer)	41	2003

Mr. Ayer has been President since February 2003 and became Chairman and Chief Executive Officer in May 2003. Mr. Ayer is also Chairman, President and Chief Executive Officer of Alaska Airlines. He has served as Alaska Airlines’ Chairman since February 2003, as Chief Executive Officer since January 2002 and as President since November 1997. Prior to that, he was Sr. Vice President/Customer Service, Marketing and Planning of Alaska Airlines from January 1997, and Vice President/Marketing and Planning from August 1995. Prior thereto, he served as Sr. Vice President/Operations of Horizon Air from January 1995. Mr. Ayer serves on the boards of Alaska Airlines, Puget Energy, Inc., the Alaska Airlines Foundation, Angel Flight West, Inc., and the Museum of Flight. He also serves on the University of Washington Business School Advisory Board, and was recently appointed a director of the Seattle branch of the Federal Reserve Board.

Mr. Tilden joined Alaska Airlines in 1991, became controller of Alaska Airlines and Alaska Air Group in 1994, CFO in February 2000, Executive Vice President/Finance in January 2002, and Executive Vice President/Finance and Planning in 2007.

Mr. Loveless became Corporate Secretary and Assistant General Counsel of Alaska Air Group and Alaska Airlines in 1996. In 1999, he was named Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group and Alaska Airlines.

Mr. Saretsky joined Alaska Airlines in March 1998 as Vice President/Marketing and Planning. In 2000, he became Senior Vice President/Marketing and Planning. He was elected Executive Vice President/Marketing and Planning of Alaska Airlines in 2002, and in 2007 he was elected Executive Vice President/ Flight and Marketing.

Mr. Johnson became Vice President/Controller and Treasurer of Horizon Air Industries in 1991 and Vice President/Customer Services in 2002. He moved to Alaska Airlines in 2003 where he has served in several roles, including Vice President/Finance and Controller and Vice President/Finance and Treasurer. Most recently, he has served as Senior Vice President/Customer Service – Airports from January 2006 through April 2007. In April 2007, he was elected Executive Vice President/Airports and Maintenance and Engineering.

Mr. Pinneo became Vice President/Passenger Service of Horizon Air Industries in 1990 following nine years at Alaska Airlines in various marketing roles. In January 2002, he was named President and CEO of Horizon Air.

Mr. Pedersen joined Alaska Airlines in 2003 as Staff Vice President/Finance and Controller of Alaska Air Group and Alaska Airlines and was elected Vice President/Finance and Controller for both entities in 2006.

REGULATION

GENERAL

The Department of Transportation (DOT) and the Federal Aviation Administration (FAA) exercise significant regulatory authority over air carriers.

•

DOT: In order to provide passenger and cargo air transportation in the U.S., a domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. Certificates do not expire, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificates. In addition, the DOT has jurisdiction over the approval of international codeshare agreements, alliance agreements between domestic major airlines, international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability. International treaties may also contain restrictions or requirements for flying outside of the U.S.

•

FAA: The FAA, through Federal Aviation Regulations (FARs), generally regulates all aspects of airline operations, including establishing personnel, maintenance and flight operation standards. Domestic airlines are required to hold a valid air carrier operating certificate issued by the FAA. Pursuant to these regulations we have established, and the FAA has approved, both our operations specifications and a maintenance program for each type of aircraft we operate. The maintenance program provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. From time to time the FAA issues airworthiness directives (ADs) that must be incorporated into our aircraft maintenance program and operations. All airlines are subject to enforcement actions that are brought by the FAA from time to time for alleged violations of FARs or ADs. At this time, we are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

The Aviation and Transportation Security Act (the Security Act) generally provides for enhanced aviation security measures. Pursuant to the

Security Act, the Transportation Security Administration (TSA) is responsible for aviation security. The Security Act mandates that the TSA shall provide for the screening of passengers and property, including U.S. mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. The TSA performs most of these functions with its own federal employees. The TSA also provides for increased security on flight decks of aircraft and requires federal air marshals to be present on certain flights. The Security Act imposes a $2.50 per enplanement security service fee (maximum $5.00 one-way fee), which is collected by the air carriers and submitted to the government to pay for these enhanced security measures. In addition, carriers are required to pay an additional amount to the TSA to cover the cost of providing security measures equal to the amount the air carriers paid for screening passengers and property in 2000. We paid $12.6 million to the TSA for this security charge in 2007, 2006 and 2005.

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

AIRLINE FARES

Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by vigorous price competition. The DOT maintains authority over international (generally outside of North America) fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries we serve. Although air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, overrides and discounts given to travel agents, brokers and wholesalers characterize many international markets.

ENVIRONMENTAL MATTERS

We are subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular effect on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund Act. We are also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency, or EPA, OSHA, and other federal agencies have been authorized to create and enforce regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authorities under these federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. We maintain our own continuing safety, health and environmental programs in order to meet or exceed these requirements.

The Airport Noise and Capacity Act recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have established aircraft noise reduction programs, including the imposition of nighttime curfews. The Airport Noise and Capacity Act generally requires FAA approval of local noise restrictions on aircraft. We believe we have sufficient scheduling flexibility to accommodate local noise restrictions.

At December 31, 2007, all of our aircraft met the Stage 3 noise requirements under the Airport

Noise and Capacity Act of 1990. However,

special noise ordinances restrict the timing of flights operated by Alaska, Horizon and other airlines at Burbank, Long Beach, Orange County, San Diego, San Jose, and Sun Valley. In addition, due to capacity restrictions, Orange County, Reagan National, Long Beach, Chicago O’Hare, Newark, and Vancouver, B.C. airports restrict the type of aircraft, number of flights, or the time of day that airlines can operate.

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

MILEAGE PLAN PROGRAM

All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska’s Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines and by using the services of non-airline partners, which include a credit card partner, a grocery store chain, a telephone company, hotels, car rental agencies, and other businesses. Alaska is paid by non-airline partners for the miles it credits to member accounts. With advance notice, Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits, and award levels or to terminate the program.

Mileage can be redeemed for free or discounted travel and for various other awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 75% of the free flight awards on Alaska and Horizon are subject to capacity-controlled seating. Mileage Plan accounts are generally deleted after three years of inactivity in a member’s account. However, we have announced plans to reduce this to two years beginning in April 2008. As of December 31, 2007 and 2006, Alaska estimated that approximately 3.7 million and 3.2 million, respectively, round-trip flight awards were eligible for redemption by Mileage Plan members. Of those eligible awards, Alaska estimated that approximately 88% would ultimately be redeemed. For the year 2007, approximately 870,000 round-trip and 270,000 one-way flight awards were redeemed and flown on Alaska and Horizon. One-way awards were introduced in February 2007. For the years 2006 and 2005, approximately 850,000 and 750,000 round-trip flight awards, respectively, were redeemed and flown on Alaska and Horizon. Those awards represent approximately 9.7%, 8.6%, and 7.9% for 2007, 2006, and 2005, respectively, of the total passenger miles flown on Alaska and Horizon. For the years 2007, 2006, and 2005, approximately 243,200, 252,600, and 239,900, respectively, round-trip flight awards were redeemed and flown on airline partners.

For miles earned through travel on Alaska or Horizon and their airline partners, the estimated incremental cost of providing free travel awards in the future is recognized as a selling expense and accrued as a liability as miles are accumulated. The incremental cost of providing award travel on Alaska or Horizon does not include a contribution to overhead, aircraft ownership cost, or profit. Alaska also sells mileage credits to its non-airline partners. Alaska defers a majority of the sales proceeds and recognizes revenue when award transportation is provided on Alaska, Horizon or another partner airline. At December 31, 2007 and 2006, the deferred revenue and the total liability for providing free travel on Alaska and Horizon and for estimated payments to partner airlines was $648.5 million and $545.6 million, respectively, the majority of which is deferred revenue from the sale of mileage credits. Revenue attributable to the Mileage Plan was $227.6 million, $194.2 million, and $180.2 million in 2007, 2006 and 2005, respectively.

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

In addition to those factors listed above, seasonal variations in traffic, the timing of various expenditures such as maintenance events and adverse weather conditions may affect our operating results from quarter to quarter. Many of the markets we serve experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceled flights and accommodating displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions (particularly in the state of Alaska and the Pacific Northwest) than some of our competitors, who may be better able to spread weather-related risks over larger route systems.

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

After September 11, 2001, aviation insurers significantly reduced the amount of insurance coverage for third-party liability for claims resulting from acts of terrorism, war or similar events. At the same time, the insurers significantly increased the premiums for such coverage as well as for aviation insurance in general. Since then, however, our insurance rates have been declining. During 2006 and 2007, our insurance rates fell below 2001 levels. We attribute this decline to general rate reductions as well as the extensive safety programs maintained by both of our airlines.

Pursuant to authority granted in the Air Transportation Safety and System Stabilization Act, the Homeland Security Act of 2002, as amended by the Consolidated Appropriations Act 2008, the U.S. government has offered, and we have accepted, war risk insurance to replace commercial war risk insurance through August 31, 2008.

OTHER GOVERNMENT MATTERS

We have elected to participate in the Civil Reserve Air Fleet program, whereby we have agreed to make available to the federal government a certain number of aircraft in the event of a military call-up. The government would reimburse us for the use of such aircraft. Participation in the program is a prerequisite for bidding on various governmental travel contracts.

ITEM 1A. RISK FACTORS

If any of the following occurs, our business, financial condition and results of operations could suffer. In such case, the trading price of our common stock could also decline. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such developments, nor can it assess the impact, if any, on our business of such new risk factors or of events described in any forward-looking statements.

The airline industry is highly competitive and subject to rapid change. We may be unable to compete effectively against other airlines with greater financial resources or lower operating costs, or to adjust rapidly enough in the event the nature of competition in our markets changes.

The airline industry is highly competitive as to fares, flight frequency, frequent flyer benefits, routes and service. The industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Over the past few years, airlines have reduced domestic routes and the number of planes available, which has resulted in reduced domestic industry capacity and a trend towards increased fares. Although capacity has declined based on a nationwide average, capacity on the West Coast has actually increased. If airlines decide to increase their capacity further in the future, this could cause fares to decline, which may adversely affect our business and results of operations. Many of our competitors are larger than our airlines and therefore, may have significantly greater financial resources and name recognition or lower operating costs than we do. In addition, competitors who have successfully reorganized out of bankruptcy have lowered their operating costs as a result of renegotiated labor, supply and financing agreements. From time to time in the past, some of these competitors have chosen to add service, reduce their fares, or take other such competitive steps in our key markets. We may be unable to compete effectively against such other airlines that introduce service or discounted fares in the markets that we serve.

The airline industry, and particularly regional airlines like Horizon, also faces competition from ground transportation alternatives, such as buses, trains or automobiles.

The U.S. and Mexico recently amended their bilateral agreement relating to commercial air service. The amendments expand authorized service levels to cities we serve in Mexico. Other airlines have added service to many of the city pairs we currently serve, which has increased competition and has negatively affected our results of operations. Further increases in competition in these markets may result in additional negative pressure on our results of operations.

Our business, financial condition, and results of operations are substantially exposed to the current high prices and variability of jet fuel. Further increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, accounting for 27% and 26% of total operating expenses for the years ended December 31, 2007 and 2006, respectively. Significant increases in fuel costs during the past several years have negatively affected our results of operations. Further increases will harm our financial condition and results of operations, unless we are able to increase fares.

Historically, fuel costs and availability have been unpredictable and subject to wide price fluctuations based on geopolitical issues and supply and demand. We have not generally been able to increase fares to offset increases in the price of fuel until recently and we may not be able to do so in the future.

We utilize fuel hedges as a form of insurance against the volatility of fuel prices. To manage the risk of fuel price increases, we purchase call options that are designed to cap a portion of our fuel costs at designated per-barrel oil prices. Even with hedges, we are substantially and increasingly exposed to increases in jet fuel costs as the price at which we are hedged increases.

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

Labor costs are a significant component of our total expenses, accounting for approximately 30% and 28% of our total operating expenses in 2007 and 2006, respectively. As of December 31, 2007, labor unions represented approximately 84% of Alaska’s and 48% of Horizon’s employees. Each of our represented employee groups has a separate collective bargaining agreement, and could make demands that would increase our operating expenses and adversely affect our financial performance. Uncertainty around open contracts could be a distraction to many employees, reduce employee engagement in our business and divert management’s attention from other projects. Disengaged employees could prevent us from achieving the operational improvements in completion rate and on-time performance that we seek.

In 2005, Alaska and the Air Line Pilots Association (ALPA) were unable to reach a new agreement, and therefore, pursuant to the terms of the collective bargaining agreement that existed at the time, the parties submitted the agreement to binding arbitration. That arbitration decision, which was effective May 1, 2005, resulted in an average pilot wage reduction of 26%. That contract became amendable on May 1, 2007, and Alaska is currently in negotiations with ALPA. Horizon is also in negotiations with the International Brotherhood of Teamsters on a new pilot agreement. The Horizon pilot contract became amendable in September 2006. Factoring in pay rates, productivity measures, and pension and postretirement medical benefits, we believe our pilot unit costs at both Alaska and Horizon are among the highest in the industry for the size of aircraft operated.

Our continuing obligation to fund our traditional defined-benefit pension plans could negatively affect our ability to compete in the marketplace. This is because some of our competitors either have eliminated such obligations through bankruptcy or have never had traditional pension plans in place. Currently, all of our defined-benefit pension plans are closed to new entrants, with the exception of the plan covering Alaska’s pilots.

Finally, to the extent we are unable to maintain the outsourcing or subcontracting of certain services for our business, we would incur substantial costs, including costs associated with hiring new employees, in order to perform these services in-house.

Our failure to successfully reduce unit costs at both Alaska and Horizon could harm our business.

We continue to strive toward aggressive cost-reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while achieving acceptable profit margins and return on capital. We believe having a lower cost structure better positions us to be able to fund growth and take advantage of market opportunities. If we are unable to further reduce our non-fuel unit costs and achieve targeted profitability, we will likely not be able to grow our business and therefore our financial results may suffer.

Our indebtedness and other fixed obligations could increase the volatility of earnings and otherwise restrict our activities.

We have, and will continue to have for the foreseeable future, a significant amount of debt. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues results in a disproportionately greater decrease in earnings.

As of December 31, 2007 and 2006, we had approximately $1.3 billion and $1.2 billion of long-term debt outstanding, respectively, approximately $1.3 billion and $1.1 billion of which was secured by flight equipment and real property. In addition to long-term debt, we have significant other fixed obligations under operating

leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2007, future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year were approximately $1.1 billion for 2008 through 2012 and an aggregate of $526.2 million for the years thereafter.

At December 31, 2007, we had firm orders to purchase 46 aircraft requiring future aggregate payments of approximately $1.0 billion through 2011. Although we have secured financing for a number of these commitments, there is no guarantee that additional financing will be available when required. Our inability to secure the financing could have a material adverse effect on our cash balances or result in delays in or our inability to take delivery of aircraft, which would impair our growth or fleet-simplification plans.

Our outstanding long-term debt and other fixed obligations could have important consequences. For example, they could:

•	limit our ability to obtain additional financing to fund our growth strategy, capital expenditures, acquisitions, working capital or other purposes;

•	require us to dedicate a material portion of our operating cash flow to fund lease payments and interest payments on indebtedness, thereby reducing funds available for other purposes; and

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

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles and Anchorage. A significant portion of our flights occurs to and from our Seattle hub. In 2007, traffic to and from Seattle accounted for 62% of our total traffic.

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

Immediately following the September 11, 2001 terrorist attacks, aviation insurers dramatically increased airline insurance premiums and significantly reduced the insurance coverage available to airlines for third-party claims resulting from acts of terrorism, war or similar events to $50 million per event and in the aggregate. In light of this development, under the Air Transportation Safety and System Stabilization Act and the Homeland Security Act of 2002, as most recently amended by the Consolidated Appropriations Act of 2008, the U.S. government continues to offer domestic airlines either (i) third-party liability war risk coverage above $50 million, or (ii) in lieu of commercial war risk insurance, full hull, comprehensive and third-party liability war risk coverage. This coverage provides for the same limits of war and allied perils coverage for hull and comprehensive insurance and twice the limits of third-party liability insurance carried by the airline on September 11, 2001.

Although our insurance costs have declined to pre-2001 levels, aviation insurers could increase their premiums again in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull, comprehensive and third-party war risk insurance provided by the government is currently mandated through August 31, 2008. Although the government may extend the deadline for providing such coverage, we cannot be certain that any extension will occur, or if it does, for how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government and the coverage will be much more limited, including smaller aggregate limits and shorter cancellation periods. Significant increases in insurance premiums would adversely affect our business, financial condition and results of operations.

Our reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of our aircraft could involve a significant loss of life and result in a loss of faith in our airlines by the flying public. In addition, we could experience significant potential claims from injured passengers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. Although we strive to maintain the highest standards of safety and reliability and believe that should an accident or incident nevertheless occur, we also currently

maintain liability insurance in amounts and of the type generally consistent with industry practice. However, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve one of our airlines, could cause a public perception that our airlines or the equipment they fly is less safe or reliable than other transportation alternatives, which would harm our business.

We rely heavily on automated systems to operate our business, and a failure of these systems or by their operators could harm our business.

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

Alaska and Horizon are parties to marketing agreements with a number of domestic and international air carriers, or “partners,” including but not limited to American Airlines, Continental Airlines, Delta Air Lines and Northwest Airlines. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. In addition, the agreements generally provide that members of Alaska’s Mileage Plan program can earn miles on or redeem miles for partner flights and vice versa. We receive a significant amount of revenue from flights sold under codeshare arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our Mileage Plan program. The loss of a significant partner or certain partner flights could have a negative effect on our revenues or the attractiveness of our Mileage Plan, which we believe is a source of competitive advantage.

We rely on third-party vendors for certain critical activities.

We have historically relied on outside vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, ground handling, fueling, computer reservation system hosting and software maintenance. As part of our cost-reduction efforts, our reliance on outside vendors has increased and may continue to do so in the future. In recent years, Alaska has subcontracted its heavy aircraft maintenance, fleet service, facilities maintenance, and ground handling services at certain airports, including Seattle-Tacoma International Airport, to outside vendors.

Our use of outside vendors increases our exposure to several risks. In the event that one or more vendors goes into bankruptcy, ceases operation or fails to perform as promised, replacement services may not be readily available at competitive rates, or at all. Although we believe that our vendor oversight and quality control is among the best in the industry, if one of our vendors fails to perform adequately we may experience increased costs, delays, maintenance issues, safety issues or negative public perception of our airline. Vendor bankruptcies, unionization, regulatory compliance issues or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force Alaska to renegotiate existing agreements on less favorable terms. These events could result in disruptions in Alaska’s operations or increases in its cost structure.

We are dependent on a limited number of suppliers for aircraft and parts.

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

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the U.S. Department of Transportation, the Transportation Security Administration and the Federal Aviation Administration (the “FAA”) have issued regulations that have required significant expenditures relating to the maintenance and operation of airlines. For example, the FAA has issued regulations covering, among other things, security measures, collision avoidance systems, noise abatement, environmental restrictions, safety procedures and maintenance regulations. Similarly, many aspects of an airline’s operations are subject to increasingly stringent federal, state and local laws protecting the environment.

Because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have increased their rates and charges to air carriers. Additional laws, regulations, taxes, and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. Although lawmakers may impose these additional fees and view them as “pass-through” costs, we believe that a higher total ticket price will influence consumer purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business.

Recently, there has been some discussion of an “airline passenger’s bill of rights” at both the national and state levels. Bills have recently been proposed in several states that will regulate airlines when operating in those specific states. If these bills were to become law, they could impose additional economic and resource constraints on our airlines and could negatively impact our financial performance.

The market price of our common stock may be volatile.

The market price of our stock can be influenced by many factors, a number of which are outside of our control, including those discussed above. Some of the primary factors in the volatility of our stock price are:

•	our actual or anticipated financial performance;

•	the overall financial performance of the industry;

•	other industry factors, such as discussion of consolidation;

•	the price of crude oil; and

•	other macro or geopolitical factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

AIRCRAFT

The following tables describe the aircraft we operate and their average age at December 31, 2007:

Aircraft Type	Passenger Capacity	Owned	Leased	Total	Average Age in Years
Alaska Airlines
Boeing 737-400	144	3	31	34	12.4
Boeing 737-400C	72	5	—	5	15.3
Boeing 737-400F	—	1	—	1	8.8
Boeing 737-700	124	17	3	20	7.0
Boeing 737-800	157	26	3	29	1.1
Boeing 737-900	172	12	—	12	5.4
Boeing MD-80	140	—	14	14	15.1

		64	51	115	8.3

Horizon Air
Bombardier Q200	37	—	16	16	10.2
Bombardier Q400	74–76	18	15	33	4.0
Bombardier CRJ-700	70	2	19	21	5.5

		20	50	70	5.9

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.

As of December 31, 2007, 47 of the 64 aircraft owned by Alaska and five of the 20 aircraft owned by Horizon are subject to liens securing long-term debt, and the majority of the other owned Alaska aircraft serve as collateral for our $185 million line-of-credit facility. Alaska’s leased 737-400, 737-700, 737-800 and MD-80 aircraft have lease expiration dates between 2008 and 2016, between 2009 and 2010, between 2015 and 2018, and between 2008 and 2012, respectively. Horizon’s leased Q200, Q400 and CRJ-700 aircraft have expiration dates between 2012 and 2014, in 2018, and between 2008 and 2020, respectively. Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.

In 2006, Alaska announced a plan to transition to an all-Boeing 737 fleet by the end of 2008, which includes the accelerated retirement of our MD-80 fleet. In 2007, Horizon announced its plan to transition out of the Q200 aircraft by the end of 2009 and replace them with larger Q400 aircraft. Giving consideration to these fleet transition plans, the following table displays the currently anticipated fleet counts for Alaska and Horizon as of the end of each quarter in 2008:

	31-Mar-08	30-Jun-08	30-Sep-08	31-Dec-08
Alaska Airlines
MD80	9	7	4	—
737-400	34	34	34	32
737-400F**	1	1	1	1
737-400C**	5	5	5	5
737-700	20	20	20	20
737-800*	33	36	41	46
737-900	12	12	12	12

Totals	114	115	117	116

Horizon Air
Q200	13	12	12	10
Q400	33	33	33	36
CRJ-700	20	20	20	20

Totals	66	65	65	66

*	The total includes one additional leased aircraft in 2008.
**	F=Freighter; C=Combination freighter/passenger

Although the number of aircraft in our operating fleet at the end of each period presented remains relatively consistent, it is important to note that the larger B737-800s and the Q400s are replacing the smaller-gauge MD-80s and Q200s. Therefore, our total capacity, as measured by available seat miles, will increase even though the number of aircraft remains consistent.

GROUND FACILITIES AND SERVICES

Alaska and Horizon lease ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings in various cities in the state of Alaska.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) in Seattle, Washington. These include a five-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and mainframe computer facility, two office buildings, and corporate headquarters complex. Alaska also leases a stores warehouse, and office spaces for a reservation facility and for various administrative functions in Kent, Washington. Alaska’s major facilities outside of Seattle include a regional headquarters building, an air cargo facility and a hangar/office facility in Anchorage, as well as leased reservations facilities in Phoenix, Arizona and Boise, Idaho. Alaska uses its own employees for ground handling services at most of our airports in the state of Alaska. At other airports throughout our system, those services are contracted to various third-party vendors.

Horizon owns its Seattle corporate headquarters building. It leases an operations, training, and aircraft maintenance facility in Portland; line maintenance stations in Boise, Pasco and Seattle; and temporary hangar facility in Spokane for Q400 modification work.

ITEM 3. LEGAL PROCEEDINGS

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. We expect a decision from the arbitrator in the first half of 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2007, there were 38,050,680 shares of common stock of Alaska Air Group, Inc. issued and outstanding and 3,609 shareholders of record. We also held 4,771,306 treasury shares at a cost of $112.5 million. We have not paid dividends on the common stock since 1992. Our common stock is listed on the New York Stock Exchange (symbol: ALK).

The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange.

	2007		2006
	High	Low	High	Low
First Quarter	$44.52	$36.56	$36.19	$29.44
Second Quarter	38.99	25.90	40.54	33.86
Third Quarter	29.09	21.50	41.09	33.60
Fourth Quarter	28.00	21.15	45.85	37.50

SALES OF NON-REGISTERED SECURITIES

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

In September 2007, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock over a period of twelve months. As of December 31, 2007, the Company had repurchased 2,593,282 shares of common stock for a total of $62.8 million under this authorization as noted in the following table. The repurchased shares have been recorded as treasury shares in the accompanying consolidated balance sheet.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan
September 18, 2007 through September 30, 2007	210,000	$24.03
October 1, 2007 – October 31, 2007	590,000	$24.81
November 1, 2007 – November 30, 2007	1,189,482	$23.36
December 1, 2007 – December 31, 2007	603,800	$25.42

Total	2,593,282	$24.22	$37,190,231

All of the shares purchased in the period were under the plan noted above.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2002 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2002.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	2007		2006	2005		2004	2003
Consolidated Operating Results
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	$3,506.0		$3,334.4	$2,975.3		$2,723.8	$2,444.8
Operating Expenses	3,294.0		3,421.7	2,808.8		2,718.1	2,455.9
Operating Income (Loss)	212.0		(87.3)	166.5		5.7	(17.5)
Nonoperating income (expense), net of interest capitalized (a)	(10.4)		(0.5)	(29.3)		(26.3)	46.5
Income (loss) before income tax and accounting change	201.6		(87.8)	137.2		(20.6)	29.0
Income (loss) before accounting change	125.0		(52.6)	84.5		(15.3)	13.5
Net Income (Loss)	$125.0		$(52.6)	$(5.9)		$(15.3)	$13.5
Average basic shares outstanding	40.125		37.939	27.609		26.859	26.648
Average diluted shares outstanding	40.424		37.939	33.917		26.859	26.730
Basic earnings (loss) per share before accounting change	$3.12		$(1.39)	$3.06		$(0.57)	$0.51
Basic earnings (loss) per share	3.12		(1.39)	(0.21)		(0.57)	0.51
Diluted earnings (loss) per share before accounting change	3.09		(1.39)	2.65		(0.57)	0.51
Diluted earnings (loss) per share	3.09		(1.39)	(0.01)		(0.57)	0.51
Consolidated Financial Position
At End of Period (in millions, except ratio):
Total assets	$4,490.9		$4,077.1	$3,792.0		$3,335.0	$3,259.2
Long-term debt and capital lease obligations, net of current portion	1,124.6		1,031.7	969.1		989.6	906.9
Shareholders’ equity	1,024.0		885.5	827.6		664.8	674.2
Ratio of earnings to fixed charges (b)	1.52		0.42	1.78		0.89	1.22
Statistics
Alaska Airlines Mainline Operating Data:
Revenue passengers (000)	17,558		17,165	16,759		16,295	15,047
Revenue passenger miles (RPM) (000,000)	18,451		17,822	16,915		16,231	14,554
Available seat miles (ASM) (000,000)	24,208		23,278	22,292		22,276	20,804
Revenue passenger load factor	76.2%		76.6%	75.9%		72.9%	70.0%
Yield per passenger mile	13.81	¢	13.76 ¢	12.91	¢	12.47 ¢	12.65	¢
Operating revenues per ASM	11.52	¢	11.50 ¢	10.76	¢	10.02 ¢	9.74	¢
Operating expenses per ASM	10.54	¢	11.92 ¢	10.14	¢	10.07 ¢	9.81	¢
Average number of full-time equivalent employees	9,679		9,322	9,065		9,968	10,040
Operating fleet at period-end	115		114	110		108	109
Horizon Air Combined Operating Data (c):
Revenue passengers (000)	7,552		6,860	6,481		5,930	4,934
Revenue passenger miles (RPM) (000,000)	2,918		2,691	2,475		2,155	1,640
Available seat miles (ASM) (000,000)	3,978		3,632	3,400		3,107	2,569
Revenue passenger load factor	73.4%		74.1%	72.8%		69.3%	63.9%
Yield per passenger mile	24.30	¢	23.53 ¢	21.98	¢	22.61 ¢	26.96	¢
Operating revenues per ASM	18.06	¢	17.73 ¢	16.36	¢	16.20 ¢	18.06	¢
Operating expenses per ASM	18.07	¢	17.40 ¢	15.50	¢	15.57 ¢	17.79	¢
Average number of full-time equivalent employees	3,806		3,611	3,456		3,423	3,361
Operating fleet at period-end	70		69	65		65	62

(a)	Includes capitalized interest of $27.8 million, $24.7 million, $8.9 million, $1.7 million, $2.3 million, $2.7 million, $10.6 million, $17.7 million, $12.6 million, $7.0 million, and $5.3 million for 2007, 2006, 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998, and 1997, respectively.
(b)	For 2006, 2004, 2002, 2001, and 2000 earnings are inadequate to cover fixed charges by $107.6 million, $17.4 million, $99.5 million, $69.1 million, and $44.6 million, respectively. See Exhibit 12.1 to this Form 10-K.
(c)	Includes Horizon services operated as Frontier JetExpress in 2004 through 2007 and flights operated under the Capacity Purchase Agreement with Alaska in 2007.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA—(Continued)

	2002	2001	2000	1999		1998		1997
Consolidated Operating Results
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	$2,224.1	$2,152.8	$2,194.0	$2,091.5		$1,912.0		$1,747.4
Operating Expenses	2,317.3	2,279.1	2,227.1	1,901.7		1,700.1		1,606.2
Operating Income (Loss)	(93.2)	(126.3)	(33.1)	189.8		211.9		141.2
Nonoperating income (expense), net of interest capitalized (a)	(8.6)	62.8	6.2	23.2		(6.2)		(15.5)
Income (loss) before income tax and accounting change	(101.8)	(63.5)	(26.9)	213.0		205.7		125.7
Income (loss) before accounting change	(67.2)	(43.4)	(20.4)	129.4		125.3		73.8
Net Income (Loss)	$(118.6)	$(43.4)	$(67.2)	$129.4		$125.3		$73.8
Average basic shares outstanding	26.546	26.499	26.440	26.372		23.388		14.785
Average diluted shares outstanding	26.546	26.499	26.440	26.507		26.367		22.689
Basic earnings (loss) per share before accounting change	$(2.53)	$(1.64)	$(0.77)	$4.91		$5.36		$4.99
Basic earnings (loss) per share	(4.47)	(1.64)	(2.54)	4.91		5.36		4.99
Diluted earnings (loss) per share before accounting change	(2.53)	(1.64)	(0.77)	4.88		4.75		3.25
Diluted earnings (loss) per share	(4.47)	(1.64)	(2.54)	4.88		4.75		3.25
Consolidated Financial Position
At End of Period (in millions, except ratio):
Total assets	$2,880.7	$2,950.5	$2,528.1	$2,196.0		$1,742.6		$1,533.3
Long-term debt and capital lease obligations, net of current portion	856.7	852.2	509.2	337.0		171.5		401.4
Shareholders’ equity	655.7	851.3	895.1	959.2		822.1		509.4
Ratio of earnings to fixed charges (b)	0.28	0.48	0.66	3.07		2.94		2.12
STATISTICS
Alaska Airlines Mainline Operating Data:
Revenue passengers (000)	14,154	13,668	13,525	13,620		13,056		12,284
Revenue passenger miles (RPM) (000,000)	13,186	12,249	11,986	11,777		11,283		10,386
Available seat miles (ASM) (000,000)	19,360	17,919	17,315	17,341		16,807		15,436
Revenue passenger load factor	68.1%	68.4%	69.2%	67.9%		67.1%		67.3%
Yield per passenger mile	12.65 ¢	13.12 ¢	13.56 ¢	12.86	¢	12.51	¢	12.49	¢
Operating revenues per ASM	9.47 ¢	9.84 ¢	10.20 ¢	9.75	¢	9.41	¢	9.43	¢
Operating expenses per ASM	9.87 ¢	10.24 ¢	10.35 ¢	9.81	¢	8.25	¢	8.54	¢
Average number of full-time equivalent employees	10,142	10,115	9,611	9,183		8,704		8,236
Operating fleet at period-end	102	101	95	89		84		78
Horizon Air Combined Operating Data (c):
Revenue passengers (000)	4,815	4,668	5,044	4,984		4,389		3,686
Revenue passenger miles (RPM) (000,000)	1,514	1,350	1,428	1,379		1,143		889
Available seat miles (ASM) (000,000)	2,428	2,148	2,299	2,194		1,815		1,446
Revenue passenger load factor	62.4%	62.8%	62.1%	62.9%		63.0%		61.5%
Yield per passenger mile	26.02 ¢	28.15 ¢	29.82 ¢	28.77	¢	29.02	¢	32.56	¢
Operating revenues per ASM	17.29 ¢	19.02 ¢	19.27 ¢	18.96	¢	19.16	¢	21.00	¢
Operating expenses per ASM	17.87 ¢	21.02 ¢	19.53 ¢	17.74	¢	18.16	¢	20.64	¢
Average number of full-time equivalent employees	3,476	3,764	3,795	3,603		3,019		2,756
Operating fleet at period-end	63	60	62	62		60		62

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission. This overview summarizes the MD&A, which includes the following sections:

•	Year in Review—highlights from 2007 outlining some of the major events that happened during the year and how they affected our financial performance.

•

Results of Operations—an in-depth analysis of the results of operations of Alaska and Horizon for the three years presented in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of operations. Financial and statistical data for Alaska and Horizon are also included here. This section includes forward-looking statements regarding our view of 2008.

•	Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

•

Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, contractual obligations, commitments and off-balance sheet arrangements, an overview of financial position and the impact of inflation and changing prices.

YEAR IN REVIEW

In 2007, we reported consolidated net income of $125.0 million compared to a net loss of $52.6 million in 2006. The 2006 results included the following items that impact the comparability between the periods:

•	We recorded $189.5 million ($118.5 million after tax) of fleet transition costs related to our MD-80 fleet.

•

We also recorded a $24.8 million ($15.5 million after tax) restructuring charge associated with the voluntary severance package offered to certain of our employees represented by the International Association of Machinists and to our flight attendants as part of new four-year collective bargaining agreements.

Both periods include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel hedge accounting – we recorded a $52.2 million gain in 2007 compared to an $89.9 million loss in 2006.

The revenue environment in 2007 was characterized by increased competition in our primary markets and a softer demand environment in our West Coast market. However, yield at Alaska (which represents approximately 88% of consolidated revenues) improved slightly as we and other carriers attempted to raise fares to cover higher fuel costs. Both Alaska and Horizon posted higher passenger traffic. These factors resulted in an increase in total consolidated revenues of $171.6 million.

Our total operating expenses declined by $127.7 million during 2007 compared to 2006. This decrease is primarily due to the 2006 fleet transition and restructuring charges mentioned above and mark-to-market gains associated with an increase in the value of our fuel hedge portfolio, offset by increases in other operating expenses in 2007. See “Results of Operations” below for further discussion of changes in revenues and operating expenses for both Alaska and Horizon.

Accomplishments

Accomplishments from 2007 include:

•	Alaska marked its 75th anniversary with several celebration events and the unveiling of the “Starliner 75,” a new Boeing 737-800 aircraft painted in a vintage DC-3 livery.

•

Horizon was named “2007 Regional Airline of the Year” by Air Transport World. The publication cited, among other positive items, an exemplary safety record, superior commitment to customer service, and positive financial results during challenging industry times.

•	In October 2007, we reached another website milestone by processing over 50% of our monthly sales through alaskaair.com for the first time.

•

Alaska initiated service to the Hawaiian Islands in October 2007– something our customers and employees had been looking forward to for many years. Horizon also began non-stop service between Portland, Oregon and Santa Rosa, California. Alaska and Horizon have also initiated or announced additional service in certain existing markets or connected cities already served with new non-stop service.

Common Stock Repurchase

In September 2007, our Board of Directors authorized the Company to repurchase up to $100 million of our common stock over a period of twelve months. At December 31, 2007, we had repurchased 2.6 million shares of common stock for a total of $62.8 million. We believe this repurchase program enhances shareholder value and demonstrates our commitment to providing investors a return on capital employed in our business. The repurchased shares have been recorded as treasury shares in our consolidated balance sheet.

Airport of the Future

On October 16, 2007, we unveiled the first phase of our patented “Airport of the Future” at Seattle Tacoma International Airport. Once the project is complete, additional facilities are coming online in the first half of 2008, the “Airport of the Future” will allow both Alaska and Horizon customers to check in for their flights and drop bags more quickly, improve our agents’ productivity, and allow us to handle more customers without increasing our airport space. We debuted this concept at the Ted Stevens International Airport in Anchorage in 2004 and since that time, customer wait times have been reduced significantly.

Row 44

In September 2007, Alaska announced its plan to launch in-flight wireless Internet service in 2008 based on Row 44, Inc.’s satellite-based broadband connectivity solution. We plan to test the system on Alaska’s aircraft in the first half of 2008. If the test is successful, we plan to equip all of our aircraft at Alaska with this equipment. This technology will provide customers with a unique entertainment and business network in the air. Passengers with Wi-Fi-enabled devices – such as laptop computers, PDAs, smart phones and portable gaming systems – will have high-speed access to the Internet, e-mail, virtual private networks and stored in-flight entertainment content.

Hawaiian Vacations

During the third quarter of 2007, Alaska announced the acquisition of certain assets of Hawaiian Vacations Inc., an Anchorage-based company that charters aircraft and markets package tours to the Hawaiian Islands. The acquisition of these assets will help accelerate our entrance into the Anchorage-Honolulu market, which began December 9, 2007 with one daily round trip.

Q400 Landing Gear Inspections

On September 12, 2007, Horizon temporarily grounded 19 of its 33 Bombardier Q400 turboprops as a precautionary measure following an all-operator message from Bombardier Aerospace of Canada. On September 13, in response to a Transport Canada airworthiness directive (AD), Horizon grounded its entire Q400 fleet to begin the required landing gear inspections. The AD was produced in the wake of two landing gear failure incidents involving Scandinavian Airlines (SAS) in Europe. Horizon, which has operated the Canadian-manufactured Q400 since 2001, has never experienced any issues like those encountered by SAS in these incidents. The inspections were completed over a 13-day period and the aircraft were put back into service after that time.

Labor Costs and Negotiations

We are pleased with the long-term contracts that have been reached with the majority of our labor groups. We are now in the process of negotiating new contracts with pilots at both Alaska and Horizon and with flight attendants at Horizon. The contract with Alaska’s pilots became amendable May 1, 2007, and the contract with Horizon’s pilots became amendable September 12, 2006. We hope to reach negotiated agreements with each of these groups that recognize the important contributions that they make to both of our airlines, without harming either company’s competitive position. Factoring in pay rates, productivity measures, pension, and post-retirement medical benefits, we believe our pilot unit costs are among the highest in the industry for the size of aircraft operated.

We do not know what the final outcome of these negotiations will be or when agreements will be reached. However, uncertainty around open contracts could be a distraction to some employees, reduce employee engagement in our business, and hinder us from achieving the operational goals (such as on-time and completion-rate targets) that we have set.

Alaska Fleet Transition

During the first quarter of 2006, we announced our plan to retire our entire MD-80 fleet by the end of 2008 as part of Alaska’s move to an all-Boeing 737 fleet. We believe this transition, when completed, will provide more than $130 million in annual operating savings by way of lower fuel, maintenance, and training costs.

During 2007, we sold all 20 of our owned operating MD-80s. The majority of these aircraft are now leased from the buyer under short-term lease arrangements, which will allow us to maintain our current MD-80 retirement schedule through December 2008. We ceased operation of seven of these leased MD-80s in 2007, including one at the end of December that was earlier than anticipated. The charge associated with the early retirement in December 2007 was not material.

We currently have long-term lease arrangements on four MD-80 aircraft that we plan to cease operating before the end of the lease term. We anticipate that once these aircraft have been removed from operation, we will dispose of them through a lease buy-out or a sublease arrangement, or we will store them at a long-term storage facility. It is likely that we will record a charge in our statement of operations if either of these events occurs. Aggregate minimum lease payments for these four aircraft through the end of their lease terms total approximately $68.5 million as of December 31, 2007.

Horizon Fleet Transition

In 2006, Horizon entered into an agreement to sublease 16 of its Bombardier Q200 aircraft to a third party. During 2007, 11 aircraft were transferred, resulting in a loss on the sublease arrangement of $14.1 million that is reflected as “Fleet transition costs – Horizon” in the consolidated statements of operations. We expect the average loss per aircraft to be approximately $1.4 million, which will be recorded as each aircraft leaves the fleet.

In April 2007, Horizon announced an order for 15 additional Q400 aircraft, with options for 20 more. These aircraft will be delivered in 2008 and 2009. With this order, we plan to phase out the remaining leased Q200 aircraft by the end of 2009, and we are in the process of negotiating transactions that would allow for their exit from the fleet. We believe the market has improved since the earlier Q200 sublease transaction, but the amount or timing of any potential loss or gain cannot be reasonably estimated at this time.

In 2007, Horizon posted a pretax loss of $10.6 million. We have a number of initiatives underway to improve Horizon’s operating results, including evaluating whether further fleet simplification of Horizon’s fleet away from regional jets to an all-Q400 fleet would be beneficial. However, no decisions have been made at this time.

Capacity Purchase Agreements

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

Alaska also has a similar arrangement in place with a third-party carrier for flying between Anchorage and Dutch Harbor, Alaska. Historically, the revenue from this arrangement was presented in “Other revenue – net” and the associated costs were in “Contracted services” in Alaska’s statement of operations. Now, all of these revenues and costs are presented with the Horizon purchased capacity revenues and costs, and the prior period has been reclassified to conform to the current presentation.

Alaska and Horizon entered into the CPA in order to improve the visibility of both the revenues and the costs of flying in the capacity purchase markets. Under the CPA, Alaska pays Horizon a contractual amount for the purchased capacity in the incentive markets regardless of the revenue collected on those flights. The amount paid to Horizon is generally based on Horizon’s operating costs plus a margin. Alaska bears the inventory and revenue risk in those markets. Accordingly, Alaska records the related passenger revenue. Alaska records payments to Horizon in “Purchased capacity costs.” Horizon records the payment from Alaska as “Passenger revenue.”

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

Under both the revenue-sharing arrangement that was previously in place and the new CPA, the payments made from Alaska to Horizon are eliminated in consolidation and do not impact Air Group’s consolidated results.

Frontier JetExpress

In November 2007, Horizon discontinued its contract flying with Frontier Airlines as Frontier JetExpress. We had nine CRJ-700 aircraft dedicated to this program, all of which have returned to Horizon’s operating fleet. Two of these aircraft were returned in the first quarter, one in the third quarter and the remaining six in the fourth quarter of 2007. We have used these aircraft for productive and strategic redeployments throughout Horizon’s network and in capacity purchase markets with Alaska. However, the influx of new capacity has depressed yields in some of our markets.

Line of Credit Modification

In April 2007, we announced the Second Amendment of the March 25, 2005, $160 million variable-rate credit facility with a syndicate of financial institutions. The terms of the Second Amendment provide that any borrowings will be secured by either aircraft or cash collateral. The Second Amendment: (i) increased the size of the facility to $185 million; (ii) improved the collateral advance rates for certain aircraft; (iii) extended the agreement by two years with a maturity date of March 31, 2010; and (iv) repriced the credit facility to reflect current market rates. We currently have no immediate plans to borrow using this credit facility. In July 2007, we executed the Third Amendment to the credit facility, which amended a covenant restriction to allow borrowings between Alaska Airlines and its affiliates of up to $500 million, from $300 million previously.

Outlook

We currently expect to increase Alaska mainline capacity by 3% and reduce Horizon total system capacity by 4% in 2008 compared to 2007. The expected capacity increase at Alaska is due primarily to the anticipated delivery of 17 new B737-800 aircraft in 2008 and the annualization of capacity additions that resulted from 14 B737-800 aircraft delivered in 2007, offset by the retirement of 15 MD-80 aircraft and, to a lesser extent, scheduled retirement of other aircraft.

We will continue to monitor our flight schedules to see if there are further opportunities to reduce unprofitable flying and perhaps retire some of our MD-80s sooner than currently planned. We recently announced that we will be eliminating our Oakland – Orange County route and Alaska will shift to Horizon its daily flights from Seattle to Reno and Boise in an effort to reduce costs and increase profitability.

On a net basis, we expect that Alaska’s fleet size will grow by one aircraft in 2008 (from 115 to 116), although the B737-800 aircraft are larger than the MD-80s, allowing for the capacity growth mentioned above. Horizon’s expected capacity decrease is due largely to the anticipated reduction of several Q200 aircraft and the retirement of one CRJ700, offset by the delivery of four new Q400 aircraft in 2008 and the annualization of 13 new Q400 aircraft delivered in 2007. Additionally, there has been an increase in the number of seats on a portion of the fleet of Q400s from 74 seats to 76 seats (all Q400 aircraft will have 76 seats by the end of 2008). The aircraft deliveries in 2008 at both Alaska and Horizon are planned to replace outgoing aircraft, increase frequency in our existing markets and, to a lesser degree, serve new markets.

For much of the past three years, Alaska’s operational performance has fallen short of our goals and our customers’ expectations. We currently have several initiatives underway to help improve our on-time performance, completion rates, baggage handling, and other important customer-driven operational measures. Delivering on these core operational promises is one of our highest-priority internal goals for 2008.

RESULTS OF OPERATIONS

2007 COMPARED WITH 2006

Our consolidated net income for 2007 was $125.0 million, or $3.09 per diluted share, compared to a net loss of $52.6 million, or $1.39 per diluted share, in 2006. Several items, as noted below, affect the comparability between the two periods:

•

During 2006, we recorded fleet transition costs of $189.5 million ($118.5 million after tax, or $3.12 per share) associated with our fleet transition plan. See Note 2 to the consolidated financial statements.

•

In 2006, we recognized restructuring charges of $24.8 million ($15.5 million after tax, or $0.41 per share) associated with an offer of voluntary severance to certain of Alaska’s employees represented by the IAM and the AFA.

•

Both periods include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel hedge accounting. In 2007, we recognized mark-to-market gains of $52.2 million ($32.7 million after tax, or $0.81 per diluted share), compared to a loss of $89.9 million ($56.3 million after tax, or $1.48 per share) in 2006.

We believe disclosure of the impact of these individual charges is useful information to investors and other readers because:

•	it is useful to monitor performance without these items as it improves a reader’s ability to compare our results to other airlines;

32

•

our results excluding these special items is the basis for our various employee incentive plans, thus allowing investors to better understand the changes in variable incentive pay expense in our consolidated statements of operations;

•	our results excluding these items is most often used in internal management and board reporting and decision-making; and

•	we believe it is the basis by which we are evaluated by industry analysts.

Our consolidated results are primarily driven by the results of our two operating carriers. Alaska reported pretax income of $216.0 million in 2007, while Horizon reported a pretax loss of $10.6 million in 2007. Financial and statistical data for Alaska and Horizon are shown on pages 34 and 35, respectively. An in-depth discussion of the results of Alaska and Horizon begins on page 36.

ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA

	Quarter Ended December 31						Year Ended December 31
	2007		2006		% Change		2007		2006		% Change		2005		% Change
Financial Data (in millions):
Operating Revenues:
Passenger	$612.8		$570.6		7.4		$2,547.2		$2,453.1		3.8		$2,183.0		12.4
Freight and mail	21.3		21.6		(1.4)		94.2		93.4		0.9		90.3		3.4
Other—net	41.3		36.6		12.8		147.1		129.6		13.5		125.9		2.9

Total mainline operating revenues	675.4		628.8		7.4		2,788.5		2,676.1				2,399.2		11.5
Passenger—purchased capacity	71.9		3.4		NM		281.4		16.4		NM		16.9		(3.0)

Total Operating Revenues	747.3		632.2		18.2		3,069.9		2,692.5		14.0		2,416.1		11.4

Operating Expenses:
Wages and benefits	191.0		190.4		0.3		752.9		743.3		1.3		722.1		2.9
Variable incentive pay	2.3		10.4		(77.9)		13.5		27.7		(51.3)		15.3		81.0
Aircraft fuel, including hedging gains and losses	182.2		189.8		(4.0)		737.5		757.0		(2.6)		476.0		59.0
Aircraft maintenance	42.0		38.2		9.9		149.8		156.8		(4.5)		185.2		(15.3)
Aircraft rent	29.5		26.3		12.2		112.8		110.9		1.7		116.8		(5.1)
Landing fees and other rentals	42.8		40.3		6.2		170.1		158.2		7.5		156.2		1.3
Contracted services	32.9		30.2		8.9		124.1		117.5		5.6		104.9		12.0
Selling expenses	30.0		31.5		(4.8)		129.3		141.5		(8.6)		132.6		6.7
Depreciation and amortization	36.2		38.2		(5.2)		142.3		137.8		3.3		125.4		9.9
Food and beverage service	12.1		12.2		(0.8)		46.9		48.3		(2.9)		48.8		(1.0)
Other	48.1		42.7		12.6		173.1		161.1		7.4		157.6		2.2
Fleet transition costs	—		—		NM		—		189.5		NM		—		NM
Restructuring charges and adjustments	—		(7.6)		NM		—		24.8		NM		20.4		NM

Total mainline operating expenses	649.1		642.6		1.0		2,552.3		2,774.4		(8.0)		2,261.3		22.7
Purchased capacity costs	80.7		3.2		NM		302.8		14.3		NM		15.0		(4.7)

Total Operating Expenses	729.8		645.8		13.0		2,855.1		2,788.7		2.4		2,276.3		22.5

Operating Income (Loss)	17.5		(13.6)		NM		214.8		(96.2)		NM		139.8		NM

Interest income	15.1		15.1				64.8		56.3				32.5
Interest expense	(21.3)		(19.8)				(86.2)		(73.3)				(51.2)
Interest capitalized	6.6		6.0				25.7		21.5				8.1
Other—net	(2.7)		0.2				(3.1)		(0.5)				(5.0)

	(2.3)		1.5				1.2		4.0				(15.6)

Income (Loss) Before Income Tax and Accounting Change	$15.2		$(12.1)		NM		$216.0		$(92.2)		NM		$124.2		NM

Mainline Operating Statistics:
Revenue passengers (000)	4,191		4,107		2.0		17,558		17,165		2.3		16,759		2.4
RPMs (000,000) “traffic”	4,498		4,243		6.0		18,451		17,822		3.5		16,915		5.4
ASMs (000,000) “capacity”	6,020		5,755		4.6		24,208		23,278		4.0		22,292		4.4
Passenger load factor	74.7%		73.7%		1.0	pts	76.2%		76.6%		(0.4	)pts	75.9%		0.7	pts
Yield per passenger mile	13.62	¢	13.45	¢	1.3		13.81	¢	13.76	¢	0.3		12.91	¢	6.7
Operating revenues per ASM	11.22	¢	10.93	¢	2.7		11.52	¢	11.50	¢	0.2		10.76	¢	6.8
Passenger revenue per ASM	10.18	¢	9.91	¢	2.7		10.52	¢	10.54	¢	(0.2)		9.79	¢	7.6
Operating expenses per ASM	10.78	¢	11.17	¢	(3.5)		10.54	¢	11.92	¢	(11.6)		10.14	¢	17.6
Aircraft fuel cost per ASM	3.02	¢	3.30	¢	(8.3)		3.04	¢	3.25	¢	(6.4)		2.13	¢	53.0
Fleet transition costs per ASM	—		—		NM		—		0.81	¢	NM		0.00	¢	NM
Restructuring charges per ASM	—		-0.13	¢	NM		—		0.11	¢	NM		0.09	¢	NM
Navigation fee refund per ASM	—		—		—		—		—		—		0.02	¢	NM
Aircraft fuel cost per gallon	$2.09		$2.18		(4.1)		$2.08		$2.14		(2.8)		$1.37		56.2
Economic fuel cost per gallon	$2.48		$1.98		25.2		$2.20		$1.92		14.6		$1.53		25.5
Fuel gallons (000,000)	87.2		87.1		0.1		354.3		354.3		0.0		346.4		2.3
Average number of full-time equivalent employees	9,672		9,485		2.0		9,679		9,322		3.8		9,065		2.8
Aircraft utilization (blk hrs/day)	10.7		10.6		0.9		10.9		11.0		(0.9)		10.8		1.9
Average aircraft stage length (miles)	946		914		3.5		926		919		0.8		898		2.3
Operating fleet at period-end	115		114		1	a/c	115		114		1	a/c	110		4	a/c
Purchased Capacity Operating Statistics:
RPMs (000,000)	287		9		NM		1,099		41		NM		42		NM
ASMs (000,000)	386		15		NM		1,453		67		NM		71		NM

NM	= Not Meaningful

HORIZON AIR FINANCIAL AND STATISTICAL DATA

	Quarter Ended December 31						Year Ended December 31
	2007		2006		% Change		2007	2006		% Change		2005		% Change
Financial Data (in millions):
Operating Revenues:
Passenger	$179.6		$155.0		15.9		$709.2	$633.1		12.0		$544.0		16.4
Freight and mail	0.5		0.9		(44.4)		2.3	3.9		(41.0)		3.8		2.6
Other—net	1.8		2.9		(37.9)		6.9	7.0		(1.4)		8.6		(18.6)

Total Operating Revenues	181.9		158.8		14.5		718.4	644.0		11.6		556.4		15.7

Operating Expenses:
Wages and benefits	51.1		49.0		4.3		201.2	189.3		6.3		173.7		9.0
Variable incentive pay	1.3		2.3		(43.5)		7.3	9.1		(19.8)		4.7		93.6
Aircraft fuel, including hedging gains and losses	38.3		30.0		27.7		138.8	116.5		19.1		72.9		59.8
Aircraft maintenance	23.1		23.9		(3.3)		92.0	73.9		24.5		43.3		70.7
Aircraft rent	15.7		17.3		(9.2)		65.6	69.3		(5.3)		70.2		(1.3)
Landing fees and other rentals	14.1		11.6		21.6		56.9	46.9		21.3		47.7		(1.7)
Contracted services	7.2		6.9		4.3		27.1	27.0		0.4		23.8		13.4
Selling expenses	7.7		6.3		22.2		31.2	31.5		(1.0)		29.1		8.2
Depreciation and amortization	8.6		4.9		75.5		33.9	18.5		83.2		16.8		10.1
Food and beverage service	0.7		0.7		0.0		2.8	2.9		(3.4)		2.5		16.0
Other	12.3		9.9		24.2		48.0	46.9		2.3		42.2		11.1
Fleet transition costs	3.5		—		NM		14.1	—		NM		—		NM

Total Operating Expenses	183.6		162.8		12.8		718.9	631.8		13.8		526.9		19.9

Operating Income (Loss)	(1.7)		(4.0)		NM		(0.5)	12.2		NM		29.5		NM

Interest income	1.1		1.0				4.5	3.7				1.6
Interest expense	(4.5)		(1.6)				(16.6)	(7.4)				(5.5)
Interest capitalized	0.3		1.1				2.1	3.2				0.8
Other—net	—		—				(0.1)	—				—

	(3.1)		0.5				(10.1)	(0.5)				(3.1)

Income (Loss) Before Income Tax and Accounting Change	$(4.8)		$(3.5)		NM		$(10.6)	$11.7		NM		$26.4		NM

Combined Operating Statistics: (a)
Revenue passengers (000)	1,930		1,689		14.3		7,552	6,860		10.1		6,481		5.8
RPMs (000,000) “traffic”	723		659		9.7		2,918	2,691		8.4		2,475		8.7
ASMs (000,000) “capacity”	996		903		10.3		3,978	3,632		9.5		3,400		6.8
Passenger load factor	72.6%		73.0%		(0.4	)pts	73.4%	74.1%		(0.7	)pts	72.8%		1.3	pts
Yield per passenger mile	24.84	¢	23.52	¢	5.6		24.30 ¢	23.53	¢	3.3		21.98	¢	7.0
Operating revenues per ASM	18.26	¢	17.59	¢	3.9		18.06 ¢	17.73	¢	1.9		16.36	¢	8.4
Operating expenses per ASM	18.43	¢	18.03	¢	2.2		18.07 ¢	17.40	¢	3.9		15.50	¢	12.2
Aircraft fuel cost per ASM	3.85	¢	3.32	¢	16.0		3.49 ¢	3.21	¢	8.7		2.14	¢	50.0
Fleet transition costs per ASM	0.35	¢	—		NM		0.35 ¢	—		NM		—		NM
Aircraft fuel cost per gallon (a)	$2.18		$2.19		(0.5)		$2.14	$2.14		0.0		$1.41		51.8
Economic fuel cost per gallon (a)	$2.54		$1.98		28.3		$2.28	$1.93		18.1		$1.58		22.2
Fuel gallons (000,000)	17.6		13.7		28.5		64.8	54.3		19.3		51.3		5.8
Average number of full-time equivalent employees	3,887		3,670		5.9		3,806	3,611		5.4		3,456		4.5
Aircraft utilization (blk hrs/day)	8.4		8.6		(2.3)		8.6	8.8		(2.3)		8.7		1.1
Operating fleet at period-end	70		69		1	a/c	70	69		1	a/c	65		4	a/c

NM	= Not Meaningful
(a)	Represents combined information for all Horizon flights, including those operated under Capacity Purchase Agreements with Alaska and as Frontier JetExpress. See page 43 for additional line of business information.

ALASKA AIRLINES

Alaska reported income before income taxes of $216.0 million during 2007 compared to a loss before income taxes of $92.2 million in 2006. The $308.2 million difference between the periods is primarily the result of the fleet transition and restructuring charges recognized in 2006 totaling $214.3 million, combined with a reduction in fuel expense following mark-to-market fuel-hedging losses recorded in 2006 as compared to mark-to-market fuel- hedging gains in the current year. These mark-to-market adjustments are a result of changes in the value of our fuel hedge portfolio driven by changes in the price of crude oil.

The year’s most important trend was the dramatic increase in raw and economic fuel costs and the commensurate increase in passenger revenue as we (and many of our competitors) attempted to pass along the increased fuel costs. See page 39 for a discussion of raw and economic fuel costs.

ALASKA REVENUES

Total operating revenues increased $377.4 million, or 14.0%, in 2007 as compared to 2006. The new Capacity Purchase Agreement with Horizon described above made up $265.0 million of the increase, with mainline revenues (defined as passenger revenues from those flights operating on Alaska Airlines jets plus freight, mail and other revenues) contributing $112.4 million of the increase. The components of Alaska’s revenue are summarized in the following table:

	Years Ended December 31
(in millions)	2007	2006	% Change
Passenger Revenue— mainline	$2,547.2	$2,453.1	3.8
Freight and mail	94.2	93.4	0.9
Other—net	147.1	129.6	13.5

Total Mainline Revenues	$2,788.5	$2,676.1	4.2

Passenger Revenue—purchased capacity	281.4	16.4	NM

Total Operating Revenues	$3,069.9	$2,692.5	14.0

NM	= Not Meaningful

Operating Revenue—Mainline

Mainline passenger revenue increased 3.8% on a 4.0% increase in available seat miles offset by a modest decline in mainline passenger revenue per available seat mile (PRASM). The slight decline in PRASM was the result of a 0.3% increase in yields, offset by a 0.4-point decline in load factor compared to 2006.

Although the load factor for the full year was down from 2006, load factors outpaced 2006 in the second half of the year after lagging 2006 in the first half of the year. These load factor improvements contributed to the increase in unit passenger revenue (PRASM) seen in the third and fourth quarters. We believe the full-year load factor decline is due to capacity growth in connection with the replacement of older aircraft with larger B737-800 aircraft without a commensurate increase in the number of passengers. Our advance bookings currently suggest that load factors will be up 2 to 3 points in the first quarter of 2008 compared to the same period in 2007.

Freight and mail revenue was flat compared to 2006. This is primarily due to a decline in freight and mail volumes resulting from lower capacity that stemmed from the delay in the conversion of four of our B737-400 passenger aircraft to combi aircraft, offset by an increase in cargo yields, including those coming through fuel surcharges. We currently anticipate an increase in freight and mail revenues in 2008 as we expect to deploy our full capacity for the entire year.

Other—net revenues increased $17.5 million, or 13.5%, primarily as a result of higher commission revenue associated with the sale of mileage credits to our bank partner. When we sell mileage credits, we defer the majority of the proceeds and recognize that revenue when award travel takes place. Commission revenue represents the difference between the proceeds from the sale of miles and the amount we defer.

Passenger Revenue—Purchased Capacity

Passenger revenue—purchased capacity increased by $265.0 million to $281.4 million because of the CPA with Horizon.

Although the markets subject to the CPA have changed slightly compared to those included under the prior revenue-sharing arrangement, we believe it is useful to evaluate year-over-year revenue information to gauge actual trends in those markets. This factors out the impact of the intercompany capacity purchase agreement and, as a result, gives readers information about the aggregate impact to Air Group revenues. In 2006, Horizon recorded $221.5 million in revenues for markets covered by the prior revenue- sharing arrangement. Yields in those markets declined 3.3% and load factor increased 1.5 points on a 29.7% increase in capacity.

During 2007, purchased capacity costs exceeded passenger revenue—purchased capacity by $21.4 million. However, the reported results of purchased capacity flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

ALASKA EXPENSES

For the year, total operating expenses increased $66.4 million compared to 2006 as a result of new purchased capacity costs recorded under the CPA with Horizon, offset by a decline in mainline operating costs. The components of Alaska’s operating expenses are summarized in the following table:

	Years Ended December 31
Operating Expenses (in millions)	2007	2006	% Change
Mainline operating expenses	$2,552.3	$2,774.4	(8.0)
Purchased capacity costs	302.8	14.3	NM

Total Operating Expenses	$2,855.1	$2,788.7	2.4

NM	= Not meaningful

Mainline Operating Expenses

Total mainline operating costs for 2007 declined by $222.1 million or 8.0% compared to 2006. The absence of the fleet transition costs and restructuring charges in 2007, and lower aircraft fuel expense resulting from mark-to-market gains associated with the value of our fuel hedge portfolio were the primary causes of the decline.

Along with our financial and statistical data on page 34, we are presenting here our line-item expenses on a per-ASM basis (in cents). We believe this information is useful to investors because it highlights areas in which costs have increased or decreased either more or less than capacity:

	Years Ended December 31,			CASM Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Wages and benefits	3.11	3.19	3.24	(0.08)	(0.05)
Variable incentive pay	0.06	0.12	0.07	(0.06)	0.05
Aircraft fuel, including hedging gains and losses	3.04	3.25	2.13	(0.21)	1.12
Aircraft maintenance	0.62	0.67	0.83	(0.05)	(0.16)
Aircraft rent	0.47	0.48	0.52	(0.01)	(0.04)
Landing fees and other rentals	0.70	0.68	0.70	0.02	(0.02)
Contracted services	0.51	0.51	0.47	—	0.04
Selling expenses	0.53	0.61	0.59	(0.08)	0.02
Depreciation and amortization	0.59	0.59	0.56	—	0.03
Food and beverage service	0.19	0.21	0.22	(0.02)	(0.01)
Other	0.72	0.69	0.72	0.03	(0.03)
Fleet transition costs	—	0.81	—	(0.81)	0.81
Restructuring charges and adjustments	—	0.11	0.09	(0.11)	0.02

Total Mainline Operating Expenses per ASM	10.54	11.92	10.14	(1.37)	1.78

Additional line item information is provided below.

Wages and Benefits

Wages and benefits were relatively flat in 2007, primarily as a result of the following:

•	a 3.8% increase in full-time equivalents. The number of full-time equivalent employees increased largely as a result of our initiative to improve our on-time performance and other operational goals;

•	an increase in the number of flight attendants as we transition to B737-800s, which have four flight attendants, compared to three in the MD-80 aircraft that are being replaced; and

•	normal step, scale and market-based wage increases.

These increases were offset by the following:

•

2006 included a $2.7 million contract-signing bonus paid to our flight attendants and a $1.9 million contract-signing bonus paid to our clerical, office and passenger service employees and our ramp service and stores agents; and

•

a reduction of $15.6 million in expenses associated with our defined-benefit plans as more of our employees transition over to an enhanced defined-contribution plan, offset by a $1.2 million increase in defined-contribution plan expense.

We currently expect wages and benefits to increase slightly in 2008 but decline on a per-ASM basis. This expectation is exclusive of any potential change in pilot wages that may result from our current contract negotiations.

Variable Incentive Pay

Variable incentive pay for 2007 decreased $14.2 million or 51.3%, compared to 2006. The decrease results from lower annual expense under the various Air Group profit-based incentive plans as our profitability was lower than originally expected, offset by higher expenses associated with our Operational Performance Rewards plan. For purposes of our incentive pay plans, profit is generally defined as results excluding fleet transition costs, restructuring charges, and other amounts specified in the various incentive plan documents and with fuel stated on an economic basis. Air Group maintains several incentive plans that collectively cover all of our employees and create alignment for employees, customers and shareholders. These plans include both operational and financial performance metrics that, to a large extent, are based on certain annual financial targets.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio that we include in our income statement as the value of the portfolio increases and decreases. By definition, our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses when the underlying instrument increases or decreases in value as crude oil prices increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers.

Aircraft fuel expense decreased $19.5 million, or 2.6%, compared to 2006. The elements of the change are illustrated in the following table:

	Years Ended December 31
(in millions, except per-gallon amounts)	2007	2006	% Change
Fuel gallons consumed	354.3	354.3	0.0
Raw price per gallon	$2.33	$2.16	7.9

Total raw fuel expense	$825.7	$765.6	7.9

Impact on fuel expense from changes in value of the fuel hedge portfolio (gain)	(88.2)	(8.6)	NM

Aircraft fuel expense	$737.5	$757.0	(2.6)

NM	= Not meaningful

Fuel gallons consumed were flat on a 4.0% increase in capacity because of the improved fuel efficiency of our fleet as we transition out of the less-efficient MD-80 aircraft to newer, more-efficient B737-800 aircraft.

The raw fuel price per gallon increased by 7.9% as a result of higher West Coast jet fuel prices driven by higher crude oil costs.

During 2007, we recorded mark-to-market gains reflecting an increase in the value of our fuel hedge portfolio between December 31, 2006 and December 31, 2007. In 2006, we recorded a mark-to-market loss, as oil prices on

December 31, 2006 were lower than they were a year earlier. Our hedge portfolio consists primarily of call options that are based on the prices of crude oil.

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

Our economic fuel expense is calculated as follows:

	Years Ended December 31
(in millions, except per-gallon amounts)	2007	2006	% Change
Raw fuel expense	$825.7	$765.6	7.9
Less: cash received from settled hedges	(44.9)	(87.0)	NM

Economic fuel expense	$780.8	$678.6	15.1

Fuel gallons consumed	354.3	354.3	0.0

Economic fuel cost per gallon	$2.20	$1.92	14.6

NM	= Not meaningful

In 2005 and 2006, we realized significant benefits from in-the-money fuel hedge contracts. However, our fuel hedge protection declined substantially in 2007 as the strike price of our hedges was closer to current oil prices compared to those in place during the previous two years. The total cash benefit from hedges that settled during the period declined to $44.9 million in 2007 down from $87.0 million in 2006 and $108.8 million in 2005.

We currently expect economic fuel expense to be higher in 2008 than in 2007 because of high crude oil prices. For example, if oil were to average $87 per barrel in 2008, we would expect our raw fuel expense to be approximately $2.67 per gallon and the cash benefit of settled hedges to be approximately $55 million, resulting in an economic fuel price per gallon of approximately $2.52.

Aircraft Maintenance

Aircraft maintenance declined by $7.0 million, or 4.5%, compared to the prior year largely as a result of the benefits of our fleet transition as we replace our aging MD-80s and B737-200C aircraft with newer B737-800 and converted B737-400 aircraft, respectively. We currently expect maintenance expense to increase slightly in 2008 because of the timing of certain required maintenance events, offset by additional benefits to be realized from the fleet transition.

Aircraft Rent

Aircraft rent increased by $1.9 million, or 1.7%, because of the sale and short-term leaseback of substantially all of our owned MD-80 aircraft during the second quarter of 2007 and the addition of two new leased B737-800 aircraft in the fourth quarter of 2006, partially offset by the buyout of five leased MD-80 aircraft in the third quarter of 2006. We expect a year-over-year increase in aircraft rent in 2008 as we lease an additional B737-800, offset by the retirement of the MD-80s.

Landing Fees and Other Rentals

Landing fees and other rentals increased by $11.9 million, or 7.5%, compared to 2006 as a result of higher costs at Seattle-Tacoma International and other airports. We expect year-over-year increases in 2008 as a result of fees in our new Hawaii stations and for the continuing transition to 737-800 aircraft that are larger than the outgoing MD-80 aircraft.

Selling Expenses

Selling expenses declined by $12.2 million, or 8.6%, compared to 2006 as a result of lower ticket distribution costs and credit card fees that resulted from new contracts that were put into place in the fourth quarter of 2006. The 2006 amount also included $3.7 million paid to Horizon under the revenue-sharing arrangement in certain designated markets that existed in 2006, compared to zero in the current year because of the new CPA. These declines were partially offset by higher advertising costs. We currently expect that selling expenses will decline slightly in 2008 as we continue to focus our efforts on shifting sales to our web sites, which reduces the commission we pay to outside providers.

Depreciation and Amortization

Depreciation and amortization increased $4.5 million, or 3.3%, compared to 2006. This is primarily the result of 10 new B737-800 aircraft delivered in 2006 and 14 in 2007, partially offset by the sale and leaseback of 20 MD-80s in 2007. We expect depreciation and amortization to increase by about 14% in 2008 as we acquire more new B737-800 aircraft.

Other Operating Expenses

Other operating expenses increased because of higher passenger remuneration costs, crew costs, professional fees, software license and maintenance costs, higher property taxes, and other costs, offset by lower liability insurance expense because of better rates negotiated in December 2006.

Mainline Operating Costs per Available Seat Mile (CASM)

Operating costs per ASM (CASM) is an important metric in the industry, and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit costs focuses not only on controlling the actual dollars we spend, but also on increasing our capacity without adding a commensurate amount of cost.

Our mainline operating costs per mainline ASM are summarized below:

	Years Ended December 31
	2007		2006		%Change
Total mainline operating expenses per ASM (CASM)	10.54	¢	11.92	¢	(11.6)
CASM includes the following components:
Fuel costs per ASM	3.04	¢	3.25	¢	(6.4)
Fleet transition costs per ASM	—		0.81	¢	NM
Restructuring charges per ASM	—		0.11	¢	NM

NM	= Not meaningful

We have separately listed in the above table our fuels costs per ASM, fleet transition costs per ASM and restructuring charges per ASM. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude these items to measure our cost-reduction progress. We do so, and believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

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

non-fuel cost-reduction initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•

Mainline cost per ASM excluding fuel is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airlines to others in the industry. The measure is also the subject of frequent questions from holders of our common stock.

•

Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of items such as the fleet transition costs and restructuring charges is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure the Company’s performance without these items for better comparability between periods and among other airlines.

•

Although we disclose our “mainline” passenger unit revenues for Alaska, we do not (nor are we able to) evaluate mainline unit revenues excluding the impact that rising fuel costs have had on ticket prices. Fuel represents nearly 30% of our total mainline operating expenses, and fluctuations in our fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

Our mainline unit costs excluding fuel and other special items for the first quarter and full year 2008 are expected to remain flat from similar measures in 2007. Our primary goal in 2008 is to improve our operational reliability, including our on-time performance, completion of scheduled flights, and baggage delivery metrics, with a special focus on our Seattle operations.

Purchased Capacity Costs

Purchased capacity costs increased $288.5 million, from $14.3 million in 2006 to $302.8 million in 2007. Of the total, $283.4 million was paid to Horizon under the new CPA for 1.4 billion ASMs. The balance includes amounts paid to a third party for the Dutch Harbor flying (which approximates the amount paid in 2006) and certain administrative and information technology costs borne by Alaska that are allocated to purchased capacity flying costs.

In the aggregate, costs of purchased capacity exceeded revenues in these markets by $21.4 million. The markets covered by the CPA with Horizon are both “flow” markets that provide connecting traffic to Alaska and “local” markets where Horizon’s regional jets are used to maximize returns (or minimize losses) to Air Group and allow Alaska to deploy its larger jets to other routes. Generally speaking, revenues in the flow markets exceed costs. However, revenue in most of the local markets falls short of costs. With high fuel prices and relatively high non-fuel costs, some of these routes operated by Horizon are unprofitable with CRJ-700s and are too small to support 737 service. We are evaluating alternatives to improve the results of these routes. Alternatives include reducing the size of the CRJ-700 fleet, moving some of the flying to the Q400, and having a portion of the capacity in these markets performed by a third party with larger, more efficient aircraft.

HORIZON AIR

Horizon reported a loss before income taxes of $10.6 million during 2007 compared to income before income taxes of $11.7 million in 2006. The $22.3 million decrease is primarily due to higher operating costs, including higher fuel costs and fleet transition costs of $14.1 million, partially offset by higher operating revenues.

There were several significant events in 2007 that impacted Horizon’s financial results, including charges associated with the transition of the Q200 fleet, a significant increase in maintenance costs related to scheduled engine overhauls, and the integration of the nine regional jets from Frontier JetExpress into the Horizon network. The extra capacity from the Frontier JetExpress operations proved harder to integrate than was originally planned because of a softer revenue environment and unexpected competition in some of our markets. Despite the dramatic increase in capacity, load factor declined only 0.7 points. However, the stable load factor came at the expense of yield on flying done under Horizon’s own brand, which declined 5.9%. In addition to assimilating the capacity from the Frontier JetExpress flying, Horizon also absorbed the operating costs for the returning jets, including fuel costs, which were previously the responsibility of Frontier.

HORIZON REVENUES

In 2007, operating revenues increased $74.4 million, or 11.6%, compared to 2006. Horizon’s passenger revenues are summarized in the table below:

Revenues (in millions) and % of ASMs	Years Ended December 31
	2007		2006
	Revenues	%ASMs	Revenues	%ASMs
Passenger revenue from Horizon “brand” flying	$391.3	52	$359.1	48
Revenue from CPA with Alaska	283.4	35	n/a	n/a
Passenger revenue—Alaska revenue share markets	n/a	n/a	221.5	29
Revenue from CPA with Frontier JetExpress	34.5	13	52.5	23

Total Passenger Revenue and % of ASMs	$709.2	100%	$633.1	100%

Horizon’s system-wide operating revenues per ASM increased by 1.9% from 2006. The increase was largely due to the shift in capacity out of Frontier JetExpress flying (which produced relatively low RASM because of the terms of the contract and the longer-haul nature of the flying) to higher RASM brand and Alaska CPA flying. As mentioned earlier, the Frontier JetExpress operation ceased in November 2007.

Line-of-business information is presented in the table below. In both CPA arrangements, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity. As a result, yield and load factor information for the CPA arrangements are not presented.

	Year Ended December 31, 2007
	Capacity and Mix					Load Factor			Yield			RASM
	Actual (000,000)	% Change Yr-over-Yr	Current % Total	Point Change Yr-over-Yr		Actual	Point Change Yr-over-Yr		Actual		% Change Yr-over-Yr	Actual		% Change Yr-over-Yr
Brand Flying	2,086	19.6	52%	4	pts	71.8%	(2.4)	pts	26.14	¢	(5.9)	19.20	¢	(8.8)
Alaska CPA	1,383	29.7	35%	6	pts	NM	NM		NM		NM	20.49	¢	(2.7)
Frontier CPA	509	(38.1)	13%	(10)	pts	NM	NM		NM		NM	6.77	¢	6.0

System Total	3,978	9.5	100%	—		73.4%	(0.7)	pts	24.30	¢	3.3	18.06	¢	1.9

NM	= Not meaningful

Horizon brand flying includes routes in the Horizon system not covered by the Alaska CPA. Horizon has the inventory and revenue risk in these markets. Passenger revenue from Horizon brand flying increased $32.2 million, or 9.0%, on a 19.6% increase in brand capacity offset by an 8.8% decline in unit revenues. The decline in unit revenues was due to a 2.4-point reduction in load factor, along with a 5.9% decline in yields, resulting from increased competition in many of these brand markets and from intentional pricing actions taken in certain markets to fill the additional capacity.

Revenue from the CPA with Alaska totaled $283.4 million during 2007. Under the CPA, the fee paid by Alaska is based on Horizon’s actual operating costs plus a specified margin. Under the prior revenue-sharing arrangement, Alaska made a payment to Horizon equal to Horizon’s loss in those markets, if any, and a quarterly bonus that was based on Alaska’s overall operating margin. Alternatively, Horizon made a payment to Alaska if those markets were profitable.

Revenue from the Frontier JetExpress flying declined 34.3% from $52.5 million in 2006 to $34.5 million in 2007 on a 38.1% decline in ASMs. The ASM decline is consistent with the wind-down of the JetExpress arrangement that occurred throughout 2007.

HORIZON EXPENSES

Total operating expenses increased $87.1 million, or 13.8%, as compared to 2006. Along with our financial and statistical data on page 35, we are presenting here our line item expenses on a per-ASM basis (in cents):

	Years Ended December 31,			CASM Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Wages and benefits	5.06	5.21	5.11	(0.15)	0.10
Variable incentive pay	0.18	0.25	0.14	(0.07)	0.11
Aircraft fuel, including hedging gains and losses	3.49	3.21	2.14	0.28	1.07
Aircraft maintenance	2.31	2.03	1.27	0.28	0.76
Aircraft rent	1.65	1.91	2.07	(0.26)	(0.16)
Landing fees and other rentals	1.43	1.29	1.40	0.14	(0.11)
Contracted services	0.68	0.74	0.70	(0.06)	0.04
Selling expenses	0.79	0.87	0.86	(0.08)	0.01
Depreciation and amortization	0.85	0.51	0.49	0.34	0.02
Food and beverage service	0.07	0.08	0.07	(0.01)	0.01
Other	1.21	1.30	1.24	(0.09)	0.06
Fleet transition costs	0.35	—	—	0.35	—

Total Operating Expenses per ASM	18.07	17.40	15.49	0.67	1.91

Significant period-over-period changes in the components of operating expenses are as follows:

Wages and Benefits

Wages and benefits increased $11.9 million, or 6.3%, as a result of a slight increase in full-time equivalent employees, higher wages due to market and step increases, and an increase in our group medical costs. We expect that wages and benefits will be flat in 2008 compared to 2007.

Aircraft Fuel

Aircraft fuel expense increased $22.3 million, or 19.1%, compared to 2006. The elements of the change are illustrated in the following table:

	Years Ended December 31
(in millions, except per-gallon amounts)	2007	2006	% Change
Fuel gallons consumed	64.8	54.3	19.3
Raw price per gallon	$2.41	$2.19	10.0

Total raw fuel expense	$156.2	$119.1	31.2

Impact on fuel expense from changes in value of the fuel hedge portfolio (gain)	(17.4)	(2.6)	NM

Aircraft fuel expense	$138.8	$116.5	19.1

NM	= Not meaningful

The 19.3% increase in consumption was driven by the return of all nine CRJ-700s from Frontier JetExpress and the introduction of several new Q400s into the fleet, replacing smaller Q200s. Under the Frontier JetExpress arrangement, fuel was purchased by Frontier. We expect to see a year-over-year increase in the number of gallons consumed in 2008 as we see the full effect of the fleet changes. Offsetting these increases in fuel consumption is the improved fuel efficiency of our fleet resulting from new Q400 aircraft deliveries. These more fuel-efficient aircraft have helped to improve the overall fuel-burn rate per ASM by approximately 3% from 2006.

The raw fuel price per gallon increased by 10% as a result of higher West Coast jet fuel prices driven by higher crude oil costs.

During 2007, we recorded mark-to-market gains reflecting an increase in the value of our fuel hedge portfolio between December 31, 2006 and December 31, 2007. In 2006, we recorded a mark-to-market loss, as oil prices on December 31, 2006 were lower than they were a year earlier. Our hedge portfolio consists primarily of call options that are based on the price of crude oil.

We realized gains of $8.5 million from settled hedge contracts in 2007, compared to $14.1 million in 2006. Our economic fuel expense is calculated as follows:

	Years Ended December 31
(in millions, except per-gallon amounts)	2007	2006	% Change
Raw fuel expense	$156.2	$119.1	31.2
Less: cash received from settled hedges	(8.5)	(14.1)	NM
Economic fuel expense	$147.7	$105.0	40.7

Fuel gallons consumed	64.8	54.3	19.3

Economic fuel cost per gallon	$2.28	$1.93	18.1

NM	= Not meaningful

Like Alaska, our fuel hedge protection declined substantially in 2007 as the strike price of our hedges was closer to current oil prices compared to those in place during the previous two years. The total cash benefit from hedges that settled during the period declined to $8.5 million in 2007 from $14.1 million in 2006 and $16.2 million in 2005.

We currently expect economic fuel expense to be higher in 2008 than in 2007 because of high crude oil prices. For example, if oil were to average $87 per barrel in 2008, we would expect our raw fuel expense to be approximately $2.72 per gallon and the cash benefit of settled hedges to be approximately $10 million, resulting in an economic fuel price per gallon of approximately $2.59.

Aircraft Maintenance

Aircraft maintenance expense increased $18.1 million, or 24.5%, primarily as a result of a higher number of engine events, including scheduled events on our CRJ-700 engines. We expect maintenance expense in 2008 to be approximately $15 million lower than in 2007, primarily because of fewer CRJ-700 engine events. However, actual results could differ materially if the maintenance schedule is modified or we are forced to perform unforeseen maintenance activities.

Aircraft Rent

Aircraft rent declined by $3.7 million, or 5.3%, primarily as a result of the reduction in the number of leased Q200 aircraft in our operating fleet. These leased aircraft were replaced with new, owned Q400s during the year.

Depreciation and Amortization

Depreciation and amortization increased $15.4 million, or 83.2%, as a result of the 13 new Q400s that were delivered in 2007. We own all of these new aircraft. Additionally, we recorded higher depreciation expense on Q200 rotable and repairable parts since we now intend to phase out those aircraft by the end of 2009. We anticipate that depreciation and amortization expense will continue to increase in 2008 as we take more Q400 deliveries throughout the year.

Fleet Transition Costs

Fleet transition costs associated with the sublease of Q200 aircraft were $14.1 million in 2007 as a result of the 11 Q200 aircraft that were delivered to a third party. We expect total fleet transition costs to be approximately $8 million during 2008 as five additional Q200s leave the fleet and we record losses arising from the subleases.

Operating Costs per Available Seat Mile (CASM)

As discussed above, operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost- reduction efforts. Like Alaska’s, Horizon’s efforts to reduce unit costs over the long term focus not only on controlling the actual dollars we spend, but also on increasing available seat miles without adding a commensurate amount of cost. We intend to increase capacity in the future primarily through larger-gauge aircraft as we replace our Q200 aircraft with larger Q400 aircraft. However, we expect a reduction of capacity in 2008 as noted previously, which puts upward pressure on our unit costs.

Our operating costs per ASM are summarized below:

	Years Ended December 31
	2007		2006		% Change
Total operating expenses per ASM (CASM)	18.07	¢	17.40	¢	3.9
CASM includes the following components:
Fuel costs per ASM	3.49	¢	3.21	¢	8.8
Fleet transition costs per ASM	0.35	¢	—		NM

NM	= Not meaningful

We currently forecast our costs per ASM excluding fuel and the fleet transition costs for the first quarter and full year of 2008 to be up about 1% and flat, respectively, compared to 2007.

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $10.4 million in 2007 compared to $0.5 million in 2006. Interest income declined by $0.4 million compared to 2006, primarily as a result of a lower average cash and marketable securities balance, partially offset by higher average portfolio returns. Interest expense increased $10.0 million because of new debt arrangements in 2006 and 2007 and increases in the average interest rate on our variable-rate debt. This increase was offset by the conversion to equity of our $150 million senior convertible notes in April 2006, which eliminated further interest expense on those notes. Other-net increased $2.6 million, and includes a $3.75 million expense associated with our investment in Row 44 given their early stage nature. Capitalized interest increased $3.1 million from 2006, resulting from an increase in pre-delivery deposits in connection with our orders for B737-800 and Bombardier Q400 aircraft.

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)

Our consolidated effective income tax rate on income (loss) before income taxes for 2007 was 38.0% compared to an effective income tax rate of 40.1% in 2006. The effective rate for 2007 was positively impacted by $2.1 million in credits resulting from a favorable outcome of the state income tax matters referred to in Note 13. Excluding this benefit, our effective tax rate would have been 39.0%, which is different from our marginal 2007 tax rate of 37.4%. The difference is primarily due to the magnitude of nondeductible expenses, such as employee per-diem costs and stock-based compensation expense recorded for certain stock awards. The 2006 year includes $5.5 million of tax benefits associated with the reduction of certain tax contingency accruals for periods for which the statute of limitations expired in 2006. Excluding this benefit, our effective tax benefit rate for 2006 would have been 33.8%.

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

•

We recorded restructuring charges of $24.8 million ($15.5 million after tax) in 2006 associated with the severance packages offered to eligible employees affected by new contracts this year compared to $20.4 million ($12.7 million after tax) in 2005 related to severance costs resulting from the subcontracting of the ramp services operation in Seattle and costs associated with the termination of the lease at our Oakland heavy maintenance base;

•

Adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel hedge accounting totaling $89.9 million ($56.3 million after tax) of losses and $61.7 million ($38.6 million after tax) of gains in 2006 and 2005, respectively;

•

Our 2005 consolidated net loss includes a $144.7 million pretax ($90.4 million after tax) charge resulting from the change in the method of accounting for major airframe and engine overhauls as discussed in Note 17 to the consolidated financial statements; and

•	Our 2005 results also include a $5.7 million ($3.6 million after tax) refund, including $1.0 million of related interest income, for navigation fees paid in Mexico.

We believe disclosure of the impact of these individual charges is useful information to investors and other readers because of the reasons provided above in the “2007 Compared With 2006” section.

Alaska reported a 2006 loss before income taxes of $92.2 million, while Horizon reported income before income taxes of $11.7 million. Financial and statistical data for Alaska and Horizon are shown on pages 34 and 35, respectively.

ALASKA AIRLINES

Alaska reported a loss before income taxes of $92.2 million during 2006 compared to income before income taxes and accounting change of $124.2 million in 2005. The $216.4 million difference between the years is primarily the result of the fleet transition and restructuring charges recognized in 2006 totaling $218.4 million, combined with a significant increase in fuel expenses, offset by an 11.4% increase in operating revenues and a reduction in maintenance costs and aircraft rent.

As purchased capacity activity was not significant in 2006 and 2005, the ensuing discussion will be focused on mainline operations only.

ALASKA MAINLINE REVENUES

Mainline operating revenues increased $276.9 million, or 11.5%, during 2006 primarily as a result of a 6.8% increase in operating revenue per available seat mile (RASM) and a 4.4% increase in capacity. The increase in mainline RASM was driven almost entirely by a 6.7% increase in ticket yields resulting largely from higher ticket prices. The increase in capacity is primarily the result of having a larger aircraft fleet and a longer average stage length in 2006.

Load factor increased slightly by 0.7 percentage points to 76.6% during 2006.

Freight and mail revenues increased $3.1 million, or 3.4%, compared to 2005 primarily resulting from higher mail and freight yields and fuel surcharges that we added to our freight services beginning in the third quarter of 2005, offset by lower freight volumes. Revenues from our cargo operations were lower than expected for 2006 due to the delay in the delivery of our modified 737-400 cargo aircraft. Three of the four were originally scheduled for delivery in 2006, but none was actually delivered until 2007. These delays kept the cargo operations from increasing capacity and thereby the volume of cargo shipped.

Other-net revenues increased only slightly by $3.7 million, or 2.9%. Mileage Plan revenues were slightly lower than in 2006, primarily as a result of lower commissions recognized for sold miles. As yields increased in 2006, the rate at which we defer the revenue related to sold miles increased, resulting in a smaller percentage of cash receipts recorded as commission revenue during the period. The decline in commission revenue associated with sold miles was partially offset by higher net revenues from award redemption on our partner airlines.

ALASKA AIRLINES MAINLINE EXPENSES

Total mainline operating expenses increased $513.1 million, or 22.7%, as compared to 2005. This increase is largely due to fleet transition costs in 2006, a significant increase in aircraft fuel (including hedging gains and losses as we adjust the value of our hedges that will benefit future periods), and increases in wages and benefits, variable incentive pay, contracted services, selling expenses, depreciation and amortization, and restructuring charges, offset by a decline in aircraft maintenance and aircraft rent. Additional line item information is provided below.

Wages and Benefits

Wages and benefits increased by $21.2 million, or 2.9%, during 2006 compared to 2005 primarily as a result of the following:

•	a $2.7 million signing bonus and an increase in wages resulting from the new four-year contract with our flight attendants that was ratified during the second quarter of 2006;

•

a $1.9 million signing bonus and an increase in wages resulting from the new four-year contract with our clerical, office and passenger service employees and our ramp service and stores agents that was ratified during the third quarter of 2006;

•	market-based pay adjustments for our non-union personnel in the spring of 2006 and an increase in stock-based compensation expense following the adoption of SFAS 123R;

•	an increase in mechanics wages resulting from the contract ratified in the fourth quarter of 2005; and

•	increased postretirement medical and pension costs.

The increase from the prior year was partially offset by the following:

•	the reduction in pilot wages resulting from the pilot contract that took effect in May 2005; and

•	the subcontracting of our ramp services operation in Seattle in the second quarter of 2005.

Variable Incentive Pay

Variable incentive pay increased $12.4 million, or 81.0%, over 2005, primarily as a result of a significant improvement in Air Group’s 2006 profit, as defined in the incentive agreements.

Aircraft Fuel

Aircraft fuel increased $281.0 million, or 59.0%, in 2006 compared to 2005. The elements of the change are illustrated in the following table:

	Year Ended December 31
(in millions, except per-gallon amounts)	2006	2005	% Change
Fuel gallons consumed	354.3	346.4	2.3
Raw price per gallon	$2.16	$1.84	17.4

Total raw fuel expense	$765.6	$637.9	20.0

Impact on fuel expense from value changes in the fuel hedge portfolio (gain)	(8.6)	(161.9)	NM

Aircraft fuel expense	$757.0	$476.0	59.0

NM	= Not meaningful

Fuel gallons consumed increased by 2.3% primarily as a result of the increased capacity and the addition of new aircraft. Raw fuel cost per gallon increased by 17.4% as a result of higher West Coast jet fuel prices driven by the sharp increase in average world oil prices.

During 2006, we recorded a $78.4 million mark-to-market loss, reflecting a decline in the value of our fuel hedge portfolio between December 31, 2005 and December 31, 2006. In 2005, we recorded a $53.1 million mark-to-market gain, reflecting an increase in the value of the portfolio from the previous year. These mark-to-market adjustments are largely driven by the closing price of crude oil on the last date of the reporting period and can fluctuate significantly from period to period.

The total cash benefit from hedges that settled during the period declined from $108.8 million in 2005 to $87.0 million in 2006. Our economic fuel expense is calculated as follows:

	Year Ended December 31
(in millions, except per-gallon amounts)	2006	2005	% Change
Raw fuel expense	$765.6	$637.9	20.0
Less: cash received from settled hedges	(87.0)	(108.8)	NM

Economic fuel expense	$678.6	$529.1	28.3

Fuel gallons consumed	354.3	346.4	2.3

Economic fuel cost per gallon	$1.92	$1.53	25.5

NM	= Not meaningful

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

The increase for Alaska was approximately $1.5 million. A large portion of this rate increase and retroactive charge was reversed and returned in 2007.

Contracted Services

Contracted services increased $12.6 million, or 12.0%, primarily resulting from the subcontracting of the Company’s Seattle ramp operations in May 2005. Additionally, a $4.7 million navigation fee refund was received in 2005, which reduced our 2005 expenses.

Selling Expenses

Selling expenses increased $8.9 million, or 6.7%, primarily as a result of an increase in revenue-related expenses such as credit card and codeshare commissions in connection with the rise in revenues over the prior period and an increase in incentive payments to Horizon for certain flying under the former revenue-sharing arrangement.

Depreciation and Amortization

Depreciation and amortization increased $12.4 million, or 9.9%, compared to 2005. This increase is primarily due to the delivery of two new owned B737-800 aircraft in 2005 and ten new, owned B737-800 aircraft in 2006, the purchase of five MD-80 aircraft from lessors during the third quarter of 2006, and the acceleration of depreciation on our owned MD-80 fleet to reduce the carrying value to estimated realizable value as they come out of the fleet, offset by the lower depreciable base on the MD-80 fleet following the impairment charge taken in the first quarter of 2006.

Operating Costs per Available Seat Mile (CASM)

As discussed above, operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost- reduction efforts. Our mainline operating costs per mainline ASM are summarized below:

	Years Ended December 31
	2006		2005		% Change
Total mainline operating expenses per ASM (CASM)	11.92	¢	10.14	¢	17.6
CASM includes the following components:
Fuel costs per ASM	3.25	¢	2.13	¢	52.6
Fleet transition costs per ASM	0.81	¢	—		NM
Restructuring charges per ASM	0.11	¢	0.09	¢	NM
Navigation fee refund per ASM	—		(0.02	)¢

NM	= Not meaningful

HORIZON AIR

Horizon reported pretax income of $11.7 million during 2006 compared to income before income taxes and accounting change of $26.4 million in 2005. The $14.7 million decrease is primarily due to a 19.9% increase in operating costs, driven primarily by increased fuel and maintenance costs, offset by a 15.7% increase in operating revenues.

HORIZON AIR REVENUES

Operating revenues increased $87.6 million, or 15.7%, in 2006 compared to 2005. This increase reflects an 8.4% increase in per unit revenues (RASM) and a 6.8% increase in capacity.

Horizon’s passenger revenues are summarized in the table below:

Revenues (in millions) and % of ASMs	Year Ended December 31
	2006		2005
	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$359.1	48	$270.2	44
Passenger revenue—Alaska revenue share markets	221.5	29	223.4	33
Revenue from CPA with Frontier JetExpress	52.5	23	50.4	23

Total Passenger Revenue and % of ASMs	$633.1	100	$544.0	100

The capacity increase is primarily due to the addition of one CRJ-700 in January 2006, two Q400s that began operating in June and August 2006, increased capacity from adding four more seats to our Q400s in the third quarter of 2005, and increased flying for Frontier. Revenue and capacity from the Frontier contract flying represented approximately 8% of passenger revenues and 23% of capacity in 2006, similar to 2005.

The RASM increase from the prior-year period resulted from a 9.1% RASM increase in our native network flying (including “brand” flying and Alaska revenue share markets), offset by a 1.4% decline in RASM from the Frontier contract flying. The Frontier decline is a function of a 5.7% increase in capacity coupled with a fee arrangement based on certain measures that did not correspond to capacity. As such, the per-unit revenues were diluted as more capacity was added. Passenger load factor increased 1.3 percentage points to 74.1% as a result of an increase in demand. Passenger yield increased 7.0% to 23.53 cents, largely benefiting from industry-wide fare increases.

HORIZON EXPENSES

Operating expenses for 2006 increased $104.9 million, or 19.9%, compared to 2005, primarily due to increases in aircraft fuel, wages and benefits, and aircraft maintenance.

Explanations of significant year-over-year changes in the components of operating expenses in dollar terms are as follows:

Wages and Benefits

Wages and benefits increased $15.6 million, or 9.0%, over 2005, reflecting a 4.5% increase in the average number of full-time equivalent employees and an increase in wages per employee resulting from market and contract step increases.

Variable Incentive Pay

Variable incentive pay increased $4.4 million, or 93.6%, over 2005, as a result of the same reasons noted above in the Alaska discussion.

Aircraft Fuel

Aircraft fuel increased $43.6 million, or 59.8%, in 2006 compared to 2005. The elements of the change are illustrated in the following table:

(in millions, except per-gallon amounts)	Year Ended December 31
	2006	2005	% Change
Fuel gallons consumed	54.3	51.3	5.8
Raw price per gallon	$2.19	$1.90	15.3

Total raw fuel expense	$119.1	$97.7	21.9

Impact on fuel expense from value changes in the fuel hedge portfolio (gain)	(2.6)	(24.8)	NM

Aircraft fuel expense	$116.5	$72.9	59.8

NM	= Not meaningful

Fuel gallons consumed increased by 5.8% primarily as a result of an increase in capacity and block hours. Raw fuel cost per gallon increased by 15.3% as a result of higher West Coast jet fuel prices driven by the sharp increase in average world oil prices.

During 2006, we recorded an $11.5 million mark-to-market loss reflecting a decline in the value of our fuel hedge portfolio between December 31, 2005 and December 31, 2006. In 2005, we recorded an $8.6 million mark-to-market gain reflecting an increase in the value of the portfolio from the previous year. These mark-to-market adjustments are largely driven by the closing price of crude oil on the last date of the reporting period and can fluctuate significantly from period to period.

The total cash benefit from hedges that settled during the period declined from $16.2 million in 2005 to $14.1 million in 2006. Our economic fuel expense is calculated as follows:

(in millions, except per-gallon amounts)	Year Ended December 31
	2006	2005	% Change
Raw fuel expense	$119.1	$97.7	21.9
Less: cash received from settled hedges	(14.1)	(16.2)	NM

Economic fuel expense	$105.0	$81.5	28.8

Fuel gallons consumed	54.3	51.3	5.8

Economic fuel cost per gallon	$1.93	$1.58	22.2

NM	= Not meaningful

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

Other Operating Expenses

Other operating expenses increased by $4.7 million, or 11.1%, largely as a result of higher crew expenses and passenger remuneration costs.

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

Our operating costs per ASM are summarized below:

	Years Ended December 31
	2006		2005		% Change
Total operating expenses per ASM (CASM)	17.40	¢	15.50	¢	12.2
CASM includes the following components:
Fuel costs per ASM	3.21	¢	2.14	¢	50.0

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

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)

Our consolidated effective income tax rate on pretax income before the cumulative effect of the accounting change for 2006 was 40.1% compared to an effective income tax rate of 38.4% in 2005. The 2006 year also includes $5.5 million of tax benefits associated with the reduction of certain tax contingency accruals for periods for which the statute of limitations expired in 2006. Excluding this benefit, our effective tax benefit rate for 2006 would have been 33.8%, which is different from our marginal 2006 tax rate of 37.4%. The difference is primarily due to the magnitude of nondeductible expenses, such as employee per-diem costs and stock-based compensation expense recorded for certain stock awards. We applied our 2005 marginal rate of 37.5% to the cumulative effect of the accounting change.

CHANGE IN ACCOUNTING POLICY

Effective January 1, 2005, we changed our method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the former method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. We believe that the direct expense method is preferable because it eliminates the judgment and estimation needed to determine overhaul versus repair allocations in maintenance activities. Additionally, our approved maintenance program for the majority of our airframes now focuses more on shorter, but more frequent, maintenance visits. We also believe that the direct expense method is the predominant method used in the airline industry. Accordingly, effective January 1, 2005, we wrote off the net book value of our previously capitalized airframe and engine overhauls for all aircraft resulting in a charge of $144.7 million pretax ($90.4 million after tax). We do not believe disclosing the effect of adopting the direct expense method on net income for 2005 provides meaningful information because of changes in our maintenance program, including the execution of a “power-by-the-hour” engine maintenance agreement with a third party in late 2004.

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

MILEAGE PLAN

Our Mileage Plan loyalty program awards miles to member passengers who fly on Alaska or Horizon and our many travel partners. Additionally, we sell miles to third parties, such as our bank partner, for cash. In either case, the outstanding miles may be redeemed for travel on Alaska, Horizon or any of our alliance partners. As long as the Mileage Plan is in existence, we have an obligation to provide this future travel. For awards earned by passengers who fly on Alaska, Horizon or our travel partners, we recognize a liability and the corresponding selling expense for this future obligation. For miles sold to third parties, the majority of the sales proceeds are recorded as deferred revenue and recognized when the award transportation is provided. The commission component of these sales proceeds (defined as the proceeds we receive from the sale of mileage credits minus the amount we defer) is recorded as other-net revenue when the cash is received. The deferred revenue is recognized as passenger revenue when awards are issued and flown on Alaska or Horizon, and as other-net revenue for awards issued and flown on partner airlines.

At December 31, 2007, we had approximately 114 billion miles outstanding, resulting in an aggregate liability and deferred revenue balance of $648.5 million. Both the liability and the deferred revenue are determined based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption could greatly affect the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

1. The rate at which we defer sales proceeds from sold miles:

We defer an amount that represents our estimate of the fair value of a free travel award by looking to the sales prices of comparable paid travel. As fare levels change, our deferral rate changes, which may result in the recognition of a higher or lower portion of the cash proceeds from the sale of miles as commission revenue in any given quarter. For example, due to the year-over-year increases in average ticket prices, our deferral rate increased in 2007, resulting in lower commission revenue and an increase in the amount of revenue deferred for miles sold. Holding all other assumptions constant, an additional 1% increase in the deferral rate would have reduced our 2007 commission revenue by approximately $2.4 million.

2. The number of miles that will not be redeemed for travel (breakage):

Members may not reach the mileage threshold necessary for a free ticket, and outstanding miles may not always be redeemed for travel. Therefore, based on the number of Mileage Plan accounts and the miles in the accounts, we estimate how many miles will never be used (“breakage”), and do not record a liability for those miles. Our estimates of breakage consider activity in our members’ accounts, account balances, and other factors. We believe our breakage assumptions are reasonable in light of historical experience and future expectations. A hypothetical 1.0% change in our estimate of breakage (currently 12% in the aggregate) has approximately a $7.2 million effect on the liability. Actual breakage could differ significantly from our estimates.

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

4. The number of awards redeemed for travel on Alaska or Horizon versus other airlines:

The cost for Alaska or Horizon to carry an award passenger is typically lower than the cost we will pay to other airlines. We estimate the number of awards that will be redeemed on Alaska or Horizon versus on other airlines and accrue the estimated costs based on historical redemption patterns. If the number of awards redeemed on other airlines is higher or lower than estimated, we may need to adjust our liability and corresponding expense.

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

We review significant Mileage Plan assumptions each quarter and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

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

Under SFAS No. 158, pension expense is recognized on an accrual basis over employees’ approximate service periods and is generally independent of funding decisions or requirements. We recognized expense for our qualified defined-benefit pension plans of $62.6 million, $78.3 million, and $71.7 million in 2007, 2006, and 2005, respectively.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Pension expense increases as the expected rate of return on pension plan assets decreases. As of December 31, 2007, we estimate that the pension plan assets will generate a long-term rate of return of 7.75%. This rate was developed using historical data as well as long-term inflation assumptions. We regularly review the actual asset allocation and periodically rebalance investments as appropriate. This expected long-term rate of return on plan assets at December 31, 2007 is based on an allocation of U.S. and non-U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 7.75% to 7.25%) would increase our estimated 2008 pension expense by approximately $4.5 million.

Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.00% and 5.75% at December 31, 2007 and 2006, respectively. The discount rate is determined based on the current rates earned on high-quality long-term bonds. Decreasing the discount rate by 0.5% (from 6.00% to 5.50%) would increase our projected benefit obligation at December 31, 2007 by approximately $79.1 million and increase estimated 2008 pension expense by approximately $9.4 million.

With the exception of the plan covering Alaska’s pilots, all of our defined-benefit pension plans are closed to new entrants.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict what these factors will be in the future.

LONG-LIVED ASSETS

As of December 31, 2007, we had approximately $3.0 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, changes in fleet plans, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, management decisions regarding the future use of the assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.

In March 2006, our Board approved a plan to accelerate the retirement of our MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008, which is earlier than the original retirement schedule. As a result of this decision, we evaluated impairment as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and concluded that the carrying value of the MD-80 fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the first quarter of 2006, the Company recorded an impairment charge totaling $131.1 million to write down the fleet to its estimated fair market value. Additionally, during the third quarter of 2006, we bought five MD-80 aircraft from lessors and terminated the leases for those five aircraft. The total purchase price for the five aircraft was $80.9 million, including assumed debt of $11.6 million. Immediately upon purchase of the aircraft, we evaluated impairment and concluded that the carrying value was not recoverable. As a result, we recorded an additional $58.4 million charge in the third quarter for the impairment. See Note 2 in the consolidated financial statements for further discussion about the impairment of the MD-80s.

In 2007, Horizon announced plans to phase out its remaining leased Q200 aircraft by the end of 2009 and is in the process of evaluating potential arrangements to dispose of those leased aircraft. All of these aircraft are leased under operating lease agreements. However, as a result of this decision, we reassessed the depreciable lives and salvage values of the related rotable and repairable Q200 parts and, as such, we have increased the periodic depreciation expense.

We are early in the process of evaluating whether further fleet simplification of Horizon’s fleet would be beneficial. Such simplification could involve a move away from the CRJ-700 aircraft to an all-Q400 fleet. No decisions have been made at this time. However, should we decide to exit the CRJ-700 fleet prior to the end of the lease expiration for those aircraft, we would likely revise the useful lives of the related rotable and repairable parts, which would result in higher depreciation expense.

There is inherent risk in estimating the fair value of our aircraft and related parts and their salvage values at the time of impairment. Actual proceeds upon disposition of the aircraft or related parts could be materially less than expected, resulting in additional loss. Our estimate of salvage value at the time of disposal could also change, requiring us to increase the depreciation expense on the affected aircraft.

WORKERS’ COMPENSATION AND EMPLOYEE HEALTH-CARE ACCRUALS

We use a combination of insurance and self-insurance mechanisms to provide for workers’ compensation claims and employee health-care benefits. Liabilities associated with these risks are not discounted and are estimated, in part, by considering historical claims experience, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. Our workers’ compensation and employee health care accruals totaled $42.9 million at December 31, 2007, compared to $42.7 million at December 31, 2006.

NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair-value measurements required under other accounting pronouncements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The statement is effective for financial and nonfinancial assets and liabilities for fiscal years beginning after November 15, 2007 and 2008, respectively. We are currently evaluating the impact of adopting SFAS 157 but do not expect the statement to have a significant impact on our results from operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. This statement is effective for fiscal years beginning after November 15, 2007, and early adoption is allowed under certain circumstances. We do not expect this statement to have a significant impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. These standards were issued jointly and will require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value and will require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for fiscal years beginning on or after December 15, 2008. SFAS No. 141R will be applied only to acquisitions subsequent to the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We do not expect these statements to have a significant impact on our financial position, results of operations, or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In millions, except per-share and debt-to-capital amounts)	December 31, 2007	December 31, 2006	Change
Cash and marketable securities	$822.8	$1,013.9	$(191.1)
Long-term debt, net of current portion	1,124.6	1,031.7	92.9
Shareholders’ equity	1,024.0	885.5	138.5
Book value per common share outstanding	$26.91	$21.97	$4.94
Long-term debt-to-capital	52%:48%	54%:46%	(2)	pts
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	70%:30%	72%:28%	(2)	pts

During the year ended December 31, 2007, our cash and marketable securities declined $191.1 million to $822.8 million. The following discussion summarizes the primary drivers of the decrease and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

During 2007, net cash provided by operating activities was $482.0 million, compared to $449.8 million during 2006. The increase resulted from higher revenues and lower cash contributions to our defined-benefit pension plans in 2007, offset by the $47.7 million reduction in cash received from settled hedges, and higher raw fuel costs and other non-fuel operating expenses. We contributed $52.5 million to our defined-benefit pension plans in 2007 compared to $121.9 million in 2006. We typically generate positive cash flows from operations, but anticipate consuming substantially all of that cash for capital expenditures and debt payments in 2008 and 2009.

Cash Used in Investing Activities

Our investing activities are primarily made up of capital expenditures associated with our fleet transition programs and, to a lesser extent, purchases and sales of marketable securities. Cash used in investing activities was $601.8 million during 2007, compared to $533.0 million in 2006. Our capital expenditures grew by $152.3 million as a result of the purchase of 14 B737-800s and 13 Q400s, versus the purchase of ten B737-800s, five leased MD-80s, two Q400s and one CRJ-700 in 2006. This was partially offset by proceeds of approximately $50 million from the sale of our MD-80s, which were subsequently leased back. We currently expect capital expenditures to be approximately $570 million (of which $490 million is expected to be aircraft-related) during 2008 as we take delivery of 16 new B737-800s and three new Q400s. Capital expenditures are expected to decrease significantly in 2009 and 2010 as we near the end of our committed firm aircraft deliveries. We do have a number of options for both B737-800 and Q400 aircraft available should we decide to convert those into firm commitments. However, a decision to exercise those options is highly dependent on our ability to deploy those new aircraft profitably and generate returns that exceed our cost of capital.

Cash Provided by Financing Activities

We finance a large portion of our capital spending with debt financing. Net cash provided by financing activities was $93.4 million during

2007 compared to $240.3 million during 2006. We obtained debt financing of $196.1 million for six new B737-800 aircraft and received $6.1 million of cash upon the issuance of common stock through stock option exercises and our employee stock purchase plan. Additionally, we borrowed $85.8 million using our pre-delivery payment facility. Offsetting these cash inflows were normal long-term debt payments of $132.2 million and the $62.8 million repurchase of 2.6 million shares of our common stock.

We plan to meet our significant capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, additional debt financing, and availability of credit under our pre-delivery payment facility. We have financing already in place for deliveries of B737-800s through 2009 and, subsequent to December 31, 2007, we closed financing on 13 of our Q400s, resulting in cash proceeds of $193 million.

Bank Line-of-Credit Facility

Alaska has a $185 million variable-rate credit facility that expires in March 2010. As of December 31, 2007, there are no outstanding borrowings on this credit facility and the Company has no immediate plans to borrow using this credit facility. See Note 5 in the consolidated financial statements for further discussion.

Pre-delivery Payment Facility

Alaska’s $172 million variable-rate revolving loan facility is available to provide a portion of the pre-delivery funding requirements of Alaska’s purchase of new Boeing 737-800 aircraft under the current aircraft purchase agreement. The maximum available amount is reduced to $152 million beginning in August 2009. The facility expires on August 31, 2011. The interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by Alaska’s rights under the Boeing purchase agreement. The principal amounts outstanding on the facility relate to specified aircraft and will be repaid at the time that Alaska takes delivery of the aircraft, if not sooner. As of December 31, 2007, $85.8 million was outstanding.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Aircraft Purchase Commitments

At December 31, 2007, we had firm orders to purchase 46 aircraft requiring future aggregate payments of approximately $1.0 billion, as set forth below. Alaska also has committed to delivery of one new B737-800 aircraft in 2008 under an operating lease arrangement. Alaska has options to acquire 45 additional B737s and Horizon has options to acquire 20 Q400s. Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft with leases, long-term debt or internally generated cash.

During 2007, Alaska took delivery of 14 B737-800s, all of which were paid for with cash on hand. Six were subsequently financed with fixed and variable-rate debt arrangements. Horizon took delivery of 13 Q400s, all of which were paid for with cash on hand. During 2007, Alaska sold and leased back 20 MD-80 aircraft.

The following table summarizes aircraft purchase commitments and payments by year, as of December 31, 2007:

	Delivery Period - Firm Orders
Aircraft	2008	2009	2010	2011	Total
Boeing 737-800	16	6	6	3	31
Bombardier Q400	3	12	—	—	15

Total	19	18	6	3	46

Payments (Millions)	$491.6	$355.3	$157.9	$44.9	$1,049.7

Two of the B737-800 aircraft were delivered subsequent to December 31, 2007, but before the filing of this Form 10-K. The two B737-800 were paid for with cash on hand. The remaining B737-800 aircraft scheduled for delivery in 2008 are generally evenly spread throughout the rest of the year, although weighted more toward the last six months of the year. In addition to the 16 purchased aircraft above, Alaska has committed to an operating lease arrangement with a third party for one B737-800 to be delivered in March 2008. The three Q400s will be delivered in the fourth quarter of 2008. Financing for ten of the 2008 B737-800 deliveries has already been arranged. We expect to pay for the remaining deliveries with cash on hand. In January 2008, we obtained financing for 13 of the recently delivered Q400 aircraft, resulting in net proceeds from borrowings of $193 million.

Our agreements with Boeing and Bombardier provide us with flexibility to adjust aircraft deliveries in the future should we wish to accelerate or slow our growth.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, capital lease obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2007. This table excludes contributions to our various pension plans, which we expect to be approximately $50 million to $75 million per year through 2012.

						Beyond
(in millions)	2008	2009	2010	2011	2012	2012	Total
Current and long-term debt obligations (excluding the pre-delivery payment facility)	$90.1	$94.8	$100.3	$133.3	$175.5	$620.7	$1,214.7
Current and long-term portions of the pre-delivery payment facility	85.8	—	—	—	—	—	85.8
Operating lease commitments (1)	256.2	231.5	216.6	177.5	178.2	526.2	1,586.2
Aircraft purchase commitments	491.6	355.3	157.9	44.9	—	—	1,049.7
Interest obligations (2)	80.6	69.2	62.9	56.3	47.3	130.1	446.4
Other obligations (3)	29.7	30.0	30.3	30.6	30.9	62.7	214.2

Total	$1,034.0	$780.8	$568.0	$442.6	$431.9	$1,339.7	$4,597.0

(1)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. The aircraft operating leases include lease obligations for four leased MD-80 aircraft, all of which we intend to retire earlier than expected in connection with our fleet transition plan.
(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of December 31, 2007.
(3)	Includes minimum obligations under our long-term power-by-the-hour maintenance agreement, but excludes $27.9 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Note 13 to the consolidated financial statements.

EFFECT OF INFLATION AND PRICE CHANGES

Inflation and price changes other than for aircraft fuel do not have a significant effect on our operating revenues, operating expenses and operating income.

OTHER

We strive to provide a return to our investors that exceeds the cost of the capital employed in our business. Our targeted return on invested capital (ROIC) is 10%. We have not historically reached this threshold, nor did we in 2007. However, our strategic plan is built on the premise of providing an appropriate return to all capital providers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have interest-rate risk on our floating-rate debt obligations and our available-for-sale marketable investment portfolio, and commodity-price risk in jet fuel required to operate our aircraft fleet. We purchase the majority of our jet fuel at prevailing market prices and seek to manage market risk through execution of a documented hedging strategy and other means. We have market-sensitive instruments in the form of fixed-rate debt instruments and financial derivative instruments used to hedge our exposure to jet-fuel price increases. We do not purchase or hold any derivative financial instruments for trading purposes.

Market Risk – Aircraft Fuel

Currently, our fuel-hedging portfolio consists almost exclusively of crude oil call options. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices, as there is no downward exposure other than the premiums that we pay to enter into the contracts. Although to a lesser extent, we also use collar structures for fuel hedging purposes. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2007 would increase or decrease the fair value of our hedge portfolio by approximately $35.4 million and $33.4 million, respectively.

Additionally, we have entered into fuel purchase contracts that fix the refining margin we pay for approximately 50% of our fuel consumption in the first quarter of 2008.

Our portfolio of fuel hedge contracts was worth $112.5 million at December 31, 2007, including $30.9 million of capitalized premiums paid to counterparties, compared to a portfolio value of $68.6 million at December 31, 2006.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 3 to our consolidated financial statements.

Financial Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable- rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2007 would correspondingly change our net earnings and cash flows associated with these items by approximately $2.8 million. In order to help mitigate the risk of interest rate fluctuations, we fixed the interest rates on certain existing variable-rate debt agreements in 2005 and 2006. Additionally, several of our new debt arrangements in 2006 and 2007 were fixed-rate arrangements and we converted our variable-rate $150 million senior notes to equity in 2006. We continue to enter into both variable-rate and fixed-rate arrangements in order to diversify our loan portfolio, so that we mitigate risk of severe market fluctuations. Our variable-rate debt is approximately 40% of our total long-term debt at December 31, 2007 compared to 37% at December 31, 2006. Subsequent to December 31, 2007 and through February 15, 2007, we have converted approximately $30 million of our variable-rate debt arrangements into fixed-rate arrangements and we intend to convert more in the future.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2007, interest income would increase by approximately $9.2 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
(in millions, except per share)	2007	2006	2007	2006	2007**	2006	2007	2006
Operating revenues	$759.4	$735.4	$904.4	$873.0	$988.8	$935.7	$853.4	$790.3
Operating income (loss)	(18.1)	(125.2)	77.7	80.1	137.0	(24.0)	15.4	(18.2)
Net income (loss)	(10.3)	(79.1)	46.1	55.5	81.8	(17.4)	7.4	(11.6)
Basic earnings (loss) per share:
Net income (loss)*	(0.26)	(2.36)	1.14	1.46	2.02	(0.44)	0.19	(0.29)
Diluted earnings (loss) per share:
Net income (loss)*	(0.26)	(2.36)	1.13	1.38	2.01	(0.44)	0.19	(0.29)

*	For earnings per share, the sum of the quarters will not equal the total for the full year.
**	Third quarter results have been adjusted for an error in our calculation of deferred Mileage Plan revenues. The error resulted in an overstatement of passenger revenue of $6.3 million ($4.0 million, net of tax, or $0.10 per diluted share). We have concluded that this item is not material, and in accordance with SEC Staff Accounting Bulletin No. 108, we will make appropriate adjustments to our previously filed financial statements when they are presented in future Exchange Act reports.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Alaska Air Group, Inc.:

We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 19, 2008

[THIS PAGE INTENTIONALLY LEFT BLANK]

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31 (In millions)	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$204.3	$230.7
Marketable securities (including securities loaned of $109.8 and $108.4)	618.5	783.2

Total cash and marketable securities	822.8	1,013.9
Securities lending collateral	111.9	111.3
Receivables—less allowance for doubtful accounts of $1.6 and $2.9	138.0	134.2
Inventories and supplies—net	46.6	44.7
Deferred income taxes	84.9	134.2
Fuel hedge contracts	100.7	45.9
Prepaid expenses and other current assets	85.4	88.1

Total Current Assets	1,390.3	1,572.3

Property and Equipment
Aircraft and other flight equipment	2,981.2	2,296.6
Other property and equipment	574.5	530.7
Deposits for future flight equipment	430.0	437.8

	3,985.7	3,265.1
Less accumulated depreciation and amortization	1,023.4	906.1

Total Property and Equipment—Net	2,962.3	2,359.0

Fuel Hedge Contracts	11.8	22.7

Other Assets	126.5	123.1

Total Assets	$4,490.9	$4,077.1

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31 (In millions except share amounts)	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$101.5	$90.0
Accrued aircraft rent	73.4	56.8
Accrued wages, vacation and payroll taxes	112.3	144.0
Other accrued liabilities	448.5	404.3
Air traffic liability	364.5	311.2
Securities lending obligation	111.9	111.3
Current portion of long-term debt	175.9	119.1

Total Current Liabilities	1,388.0	1,236.7

Long-Term Debt, Net of Current Portion	1,124.6	1,031.7

Other Liabilities and Credits
Deferred income taxes	132.6	114.6
Deferred revenue	413.6	333.0
Other liabilities	408.1	475.6

	954.3	923.2

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2007—42,821,986 shares
2006—42,501,163 shares	42.8	42.5
Capital in excess of par value	895.1	877.9
Treasury stock (common), at cost: 2007—4,771,306 shares
2006—2,207,474 shares	(112.5)	(50.4)
Accumulated other comprehensive loss	(133.3)	(191.4)
Retained earnings	331.9	206.9

	1,024.0	885.5

Total Liabilities and Shareholders’ Equity	$4,490.9	$4,077.1

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (In millions except per share amounts)	2007	2006	2005
Operating Revenues
Passenger	$3,236.5	$3,083.0	$2,728.7
Freight and mail	97.8	97.3	94.1
Other—net	171.7	154.1	152.5

Total Operating Revenues	3,506.0	3,334.4	2,975.3

Operating Expenses
Wages and benefits	957.9	937.0	903.6
Variable incentive pay	20.8	36.8	20.0
Aircraft fuel, including hedging gains and losses	876.3	873.5	548.9
Aircraft maintenance	241.8	230.7	228.5
Aircraft rent	178.4	180.2	187.0
Landing fees and other rentals	226.0	204.0	202.7
Contracted services	160.6	153.2	132.4
Selling expenses	160.5	169.3	163.4
Depreciation and amortization	177.4	157.5	143.4
Food and beverage service	49.7	51.2	51.3
Other	230.5	214.0	207.2
Fleet transition costs—Alaska	—	189.5	—
Fleet transition costs—Horizon	14.1	—	—
Restructuring charges and adjustments	—	24.8	20.4

Total Operating Expenses	3,294.0	3,421.7	2,808.8

Operating Income (Loss)	212.0	(87.3)	166.5

Nonoperating Income (Expense)
Interest income	53.9	54.3	30.9
Interest expense	(88.0)	(78.0)	(63.0)
Interest capitalized	27.8	24.7	8.9
Other—net	(4.1)	(1.5)	(6.1)

	(10.4)	(0.5)	(29.3)

Income (loss) before income tax and accounting change	201.6	(87.8)	137.2
Income tax expense (benefit)	76.6	(35.2)	52.7

Income (loss) before accounting change	125.0	(52.6)	84.5
Cumulative effect of accounting change, net of tax	—	—	(90.4)

Net Income (Loss)	$125.0	$(52.6)	$(5.9)

Basic Earnings (Loss) Per Share:
Income (loss) before accounting change	$3.12	$(1.39)	$3.06
Cumulative effect of accounting change	NA	NA	(3.27)

Net Income (Loss) Per Share	$3.12	$(1.39)	$(0.21)

Diluted Earnings (Loss) Per Share:
Income (loss) before accounting change	$3.09	$(1.39)	$2.65
Cumulative effect of accounting change	NA	NA	(2.66)

Net Income (Loss) Per Share	$3.09	$(1.39)	$(0.01)

Shares used for computation:
Basic	40.125	37.939	27.609
Diluted	40.424	37.939	33.917

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2004	27.126	$29.8	$496.5	$(60.5)	$(3.4)	$(81.6)	$284.0	$664.8

2005 net loss							(5.9)	(5.9)
Other comprehensive income (loss):
Officers supplemental retirement plan net of $0.7 tax benefit						(1.1)		(1.1)

Related to marketable securities:
Change in fair value						(3.5)
Reclassification to earnings						3.5
Income tax effect						0.0

						0.0		0.0

Related to fuel hedges:
Reclassification to earnings						(12.8)
Income tax effect						4.7

						(8.1)		(8.1)

Minimum pension liability adjustment, net of $24.4 tax benefit						(41.2)		(41.2)

Total comprehensive loss								(56.3)
Deferred stock-based compensation			6.8		(6.8)			0.0
Amortization of deferred stock-based compensation			—		2.1			2.1
Treasury stock sales	0.172	—	—	3.9				3.9
Stock issued for employee stock purchase plan	0.114	0.1	2.3	—				2.4
Stock issued under stock plans, including $1.8 tax benefit	0.342	0.3	10.4	—				10.7
Stock issued in equity offering, net of $0.4 fees	5.700	5.7	194.3					200.0

Balances at December 31, 2005	33.454	$35.9	$710.3	$(56.6)	$(8.1)	$(132.0)	$278.1	$827.6

Cumulative effect of adoption of SAB 108, net of $11.1 tax effect	—	—	—	—	—	—	(18.6)	(18.6)

Adjusted balances at December 31, 2005	33.454	$35.9	$710.3	$(56.6)	$(8.1)	$(132.0)	$259.5	$809.0
2006 net loss							(52.6)	(52.6)
Other comprehensive income (loss):
Pension liability adjustment, net of $25.2 tax benefit						(43.1)		(43.1)

Postretirement medical liability adjustment, net of $11.1 tax benefit						(18.7)		(18.7)

Officers supplemental retirement plan net of $0.2 tax effect						0.4		0.4

Related to marketable securities:
Change in fair value						4.0
Reclassification to earnings						(0.4)
Income tax effect						(1.3)

						2.3		2.3

Related to fuel hedges:
Reclassification to earnings						(0.6)
Income tax effect						0.3

						(0.3)		(0.3)

Total comprehensive loss								(112.0)

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY—(Continued)

(In millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Implementation of SFAS 123R			(8.1)		8.1			0.0
Stock-based compensation			8.2					8.2
Treasury stock issued under stock plans	0.272	—	—	6.2				6.2
Stock issued for employee stock purchase plan	0.093	0.1	2.4	—				2.5
Stock issued under stock plans, including $4.1 tax benefit	0.706	0.7	25.3	—				26.0
Stock issued upon conversion of senior convertible notes, net of $4.4 million of unamortized issuance costs	5.769	5.8	139.8					145.6

Balances at December 31, 2006	40.294	$42.5	$877.9	$(50.4)	$0.0	$(191.4)	$206.9	$885.5

2007 net income							125.0	125.0
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value						3.2
Reclassification to earnings						2.0
Income tax effect						(1.9)

						3.3		3.3

Related to employee benefit plans:
Pension liability adjustment, net of $29.6 tax effect						49.8		49.8

Postretirement medical liability adjustment, net of $2.5 tax effect						4.1		4.1

Officers supplemental retirement plan, net of $0.5 tax effect						0.9		0.9

Total comprehensive income								183.1
Purchase of treasury stock	(2.593)			(62.8)				(62.8)
Stock-based compensation			11.2					11.2
Treasury stock issued under stock plans	0.029	—	—	0.7				0.7
Stock issued for employee stock purchase plan	0.127	0.1	2.9					3.0
Stock issued under stock plans, including $0.4 tax benefit	0.194	0.2	3.1					3.3

Balances at December 31, 2007	38.051	$42.8	$895.1	$(112.5)		$(133.3)	$331.9	$1,024.0

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$125.0	$(52.6)	$(5.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	90.4
Fleet transition costs	14.1	189.5	—
Restructuring charges and adjustments	—	24.8	20.4
Depreciation and amortization	177.4	157.5	143.4
Stock-based compensation	11.2	8.2	2.1
Changes in fair values of open fuel hedge contracts	(43.9)	84.1	(70.1)
Loss (gain) on sale of assets	(4.6)	(0.4)	1.6
Changes in deferred income taxes	61.1	(34.0)	51.6
Tax benefit from stock option exercises	(0.4)	(4.1)	(1.8)
(Increase) decrease in receivables—net	(3.8)	(10.0)	(24.8)
Increase in prepaid expenses and other current assets	(4.6)	(11.3)	(13.4)
Increase in air traffic liability	52.4	19.4	41.6
Increase (decrease) in other current liabilities	26.0	34.7	(11.5)
Increase in deferred revenue and other-net	72.1	44.0	46.5

Net cash provided by operating activities	482.0	449.8	270.1

Cash flows from investing activities:
Proceeds from disposition of assets	63.4	3.6	6.5
Purchases of marketable securities	(1,149.3)	(806.5)	(1,184.5)
Sales and maturities of marketable securities	1,321.1	935.9	1,121.4
Property and equipment additions:
Aircraft and aircraft purchase deposits	(737.6)	(591.8)	(345.0)
Other flight equipment	(46.0)	(37.8)	(46.6)
Other property and equipment	(50.8)	(52.5)	(32.9)
Aircraft deposits returned	—	—	7.6
Restricted deposits and other	(2.6)	16.1	(7.6)

Net cash used in investing activities	(601.8)	(533.0)	(481.1)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	281.9	408.4	93.8
Long-term debt and capital lease payments	(132.2)	(202.6)	(54.2)
Purchase of treasury stock	(62.8)	—	—
Proceeds from issuance of common stock, net of related fees	6.1	30.4	215.2
Tax benefit from stock option exercises	0.4	4.1	1.8

Net cash provided by financing activities	93.4	240.3	256.6

Net change in cash and cash equivalents	(26.4)	157.1	45.6
Cash and cash equivalents at beginning of year	230.7	73.6	28.0

Cash and cash equivalents at end of year	$204.3	$230.7	$73.6

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$58.6	$48.2	$51.7
Income taxes	3.5	9.5	1.5
Noncash investing and financing activities:
Conversion of senior convertible notes to equity	$—	$150.0	$—
Debt assumed in purchase of MD-80 aircraft	—	11.6	—
Credit received for flight deposits deferred in other liabilities	—	—	9.7

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alaska Air Group, Inc.

December 31, 2007

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and their preparation requires the use of management’s estimates. Actual results may differ from these estimates.

Nature of Operations

Both Alaska and Horizon operate as airlines. However, their business plans, competition, and economic risks differ substantially. Alaska is a major airline and principally serves destinations in the state of Alaska and provides north/south service between cities in the western U.S., Canada and Mexico. Alaska also provides east/west service to eight cities, primarily from Seattle and to a lesser extent, from Portland. In 2007, Alaska also initiated service to Hawaii from Seattle and Anchorage. It operates an all-jet fleet and its average passenger trip in 2007 was 1,051 miles. Horizon is a regional airline serving primarily the Pacific Northwest, northern California, and western Canada. Horizon serves its own native markets and provides certain contract flying for Alaska. Horizon operates both jet and turboprop aircraft, and its average passenger trip in 2007 was 386 miles.

West Coast passenger traffic accounted for 46% of Alaska’s 2007 revenue passenger miles, passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 21%, the Mexico markets accounted for 11%, the Canada markets accounted for 4%, and other markets accounted for 18%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Los Angeles, Anchorage, and Portland. Based on 2007 revenues, its leading nonstop routes are Anchorage-Seattle, Los Angeles-Seattle, and San Diego-Seattle.

Approximately 92% of Horizon’s network revenue passenger miles (excluding flying as Frontier JetExpress) were flown domestically, primarily in the states of Washington, Oregon, Idaho, and California. The Canada markets accounted for 8% of revenue passenger miles in 2007. Based on passenger enplanements, Horizon’s leading airports are Seattle, Portland, Boise, and Spokane. Based on revenues in 2007, its leading nonstop routes are Portland-Seattle, Spokane-Seattle, and Ontario-Portland.

On January 1, 2004, Horizon began operating regional jet service branded as Frontier JetExpress under a 12-year agreement with Frontier Airlines. Horizon operated nine regional jet aircraft under the Frontier JetExpress brand in 2005 and 2006. In the third quarter of 2006, Horizon announced that it would discontinue the Frontier JetExpress program beginning in the first quarter of 2007, and had fully exited from the program by the end of November 2007. Flying under this agreement represented 13% of Horizon’s capacity and 5% of passenger revenues in 2007 and 23% of capacity and 8% of passenger revenues in 2006. These aircraft have been redeployed throughout the Air Group network.

The Company’s operations and financial results are subject to various uncertainties, such as industry instability, which has lead to bankruptcy filings by some of the major carriers, general economic conditions, intense competition, volatile fuel prices, a largely unionized work force, the need to finance large capital expenditures, government regulation, and potential aircraft incidents.

Approximately 84% and 48% of Alaska and Horizon employees, respectively, are covered by collective bargaining agreements. Approximately 14% and 46% of Alaska and Horizon employees, respectively, are covered under agreements that are currently in negotiations or become amendable prior to December 31, 2008.

The airline industry is characterized by high fixed costs. Small fluctuations in load factors and yield (a measure of ticket prices) can have a significant impact on operating results. The Company has been and continues working to reduce unit costs to better compete with carriers that have lower cost structures.

Substantially all of Alaska’s and Horizon’s sales occur in the United States. See Note 15 for operating segment information and geographic concentrations.

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current format.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $22.3 million and $29.7 million at December 31, 2007 and 2006, respectively, and is included in accounts payable.

Securities Lending

From time to time, the Company lends certain marketable securities to third parties for a period of less than one year to enhance investment income. During the time period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. This cash collateral is restricted and is deposited with a lending agent and invested by that agent in accordance with the Company’s guidelines. The Company maintains full ownership rights to the securities loaned and continues to earn interest and appreciation on them. As of December 31, 2007 and 2006, the Company had $109.8 million and $108.4 million of securities on loan under the program. These affected securities are included as marketable securities in the consolidated balance sheets.

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

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies-net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $24.6 million and $20.5 million at December 31, 2007 and 2006, respectively. Inventory and supplies-net also includes fuel inventory of $6.6 million and $7.2 million at December 31, 2007 and 2006, respectively. Repairable and rotable aircraft parts inventory are included in flight equipment.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:

Aircraft and related flight equipment:
Boeing 737-400/700/800/900	20 years
Bombardier Q400 and CRJ-700	15 years
Bombardier Q400 and CRJ-700 rotable spares	10 years
Buildings	25-30 years
Minor building and land improvements	10 years
Capitalized leases and leasehold improvements	Shorter of lease term or estimated useful life
Computer hardware and software	3-5 years
Other furniture and equipment	5-10 years

As a result of the expected early retirement of the MD-80 fleet, all aircraft and related flight equipment are being depreciated through 2008, depending on the scheduled retirement dates. All Q200 related parts are being depreciated through 2009, as that is the expected date that Horizon will no longer be operating the Q200 fleet.

“Related flight equipment” includes rotable and repairable spare inventory, which are depreciated over the associated fleet life unless otherwise noted.

Maintenance and repairs are expensed when incurred. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use.

The Company evaluates long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the total carrying amount of an asset or asset group may not be recoverable. The Company groups assets for purposes of such reviews at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of other groups of assets and liabilities. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. If the asset or asset group is not considered recoverable, a write- down equal to the excess of the carrying amount over the fair value will be recorded.

Internally Used Software Costs

The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. The Company capitalized software development costs of $3.0 million, $2.4 million, and $2.3 million during the years ended December 31, 2007, 2006, and 2005, respectively.

Workers Compensation and Employee Health-Care Accruals

The Company uses a combination of self-insurance and insurance mechanisms to provide for workers compensation claims and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $6.9 million and $9.2 million as of December 31, 2007 and December 31, 2006, respectively. There have been no material changes in our estimate of leased aircraft return costs during 2007

Revenue Recognition

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

Mileage Plan

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska, Horizon and other airline partners, the estimated cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are earned and accumulated. Alaska also sells mileage credits to non-airline partners such as hotels, car rental agencies, a grocery store chain, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers the portion of the sales proceeds that represents the estimated fair value of the award transportation and recognizes that amount as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards redeemed and flown on Alaska or Horizon, and as other-net revenue for awards redeemed and flown on other airlines. The portion of the sales proceeds not deferred is recognized as commission income and included in other revenue-net in the consolidated statements of operations. Alaska’s Mileage Plan deferred revenue and liabilities are included under the following consolidated balance sheet captions at December 31 (in millions):

Balance Sheet Captions	2007	2006
Current Liabilities:
Other accrued liabilities	$239.7	$196.6
Other Liabilities and Credits:
Deferred revenue	387.8	328.3
Other liabilities	21.0	20.7

Total	$648.5	$545.6

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, including $37.1 million and $32.7 million at December 31, 2007 and 2006, respectively, associated with Mileage Plan awards issued but not yet flown.

Alaska’s Mileage Plan revenue is included under the following consolidated statements of operations captions for the years ended December 31 (in millions):

	2007	2006	2005
Passenger revenues	$115.6	$95.5	$81.3
Other-net revenues	112.0	98.7	98.9

Total Mileage Plan revenues	$227.6	$194.2	$180.2

Aircraft Fuel

Aircraft fuel includes raw jet fuel and associated “into-plane” costs, fuel taxes, oil, and all of the gains and losses associated with fuel hedge contracts.

Contracted Services

Contracted services includes expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of Mileage Plan free travel awards, advertising, promotional costs, commissions, and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $13.7 million, $14.2 million, and $14.0 million during the years ended December 31, 2007, 2006, and 2005, respectively.

Capitalized Interest

Interest is capitalized on flight equipment purchase deposits as a cost of the related asset, and is depreciated over the estimated useful life of the asset. The capitalized interest is based on the Company’s weighted-average borrowing rate.

Derivative Financial Instruments

The Company accounts for financial derivative instruments utilizing Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. See Note 3 for further discussion.

Income Taxes

The Company uses the asset and liability approach for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company accounts for unrecognized tax benefits in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). See Note 13 for further discussion.

Taxes Collected from Passengers

Taxes collected from passengers, which include sales taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the consolidated statements of operations.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95, as of January 1, 2006. This standard requires companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. The standard applies to stock options, restricted stock units, and performance stock units that the Company grants to employees as well as the Company’s Employee Stock Purchase Plan (ESPP), which features a look-back provision and allows employees to purchase stock at a 15% discount. The Company used the “modified prospective method” to adopt SFAS 123R, which is explained below.

The adoption of SFAS 123R changed the accounting for stock options under the Company’s long-term incentive equity plans and for the Company’s ESPP. Accounting for the Company’s restricted stock awards did not change with the adoption of the standard. All stock-based compensation expense is recorded in wages and benefits in the consolidated statements of operations.

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

Previously, the Company applied the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. As such, no compensation cost was recognized for option grants or ESPP awards in periods prior to 2006. Had compensation cost for the Company’s stock options been determined using the fair-value method in 2005, the Company would have reported a net loss of $9.4 million, or $0.11 per diluted share, compared to the $5.9 million net loss, or $0.01 per diluted share, as reported.

Variable Interest Entities

The Company is the lessee in a series of operating leases covering our leased aircraft. In many instances, the lessors are trusts established by a third party specifically to purchase, finance and lease aircraft to the Company. These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation requirements of Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), because the Company is not the primary beneficiary of the entity’s expected gains or losses. The Company’s conclusions are based on the fact that the leasing arrangements involved contain terms which are consistent with market terms at the inception of the lease and do not include residual value guarantees made by the Company, fixed-price purchase obligations or similar features that obligate the Company to absorb the majority of expected losses of the variable interest entities. The Company’s maximum exposure under these types of lease arrangements is the remaining lease payments, which are reflected in future lease commitments in Note 6 (plus the cost, if any, of bringing the equipment into compliance with the physical condition required for return, which is accrued as leased aircraft return costs).

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

FIN 48 was adopted by the Company and became effective January 1, 2007. See Note 13 for a discussion of the impact of this interpretation on the Company’s financial position.

Fourth Quarter Adjustments

There were no significant adjustments in the fourth quarters of 2007 or 2005. Fourth quarter 2006 adjustments included a favorable $7.6 million adjustment to restructuring charges to adjust for the number of employees that withdrew their participation in the severance program. See Note 10 for further discussion.

NOTE 2. FLEET TRANSITION AND IMPAIRMENT

Alaska Transition to All-Boeing 737 Fleet

In March 2006, the Company’s Board approved a plan to accelerate the retirement of its MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008. As a result of this decision, the Company evaluated impairment as required by SFAS No. 144 and concluded that the carrying value of the MD-80 fleet was no longer recoverable when compared to the estimated remaining future cash flows. Accordingly, during the first quarter of 2006, the Company recorded an impairment charge totaling $131.1 million (pretax) to write down the fleet to its estimated fair market value.

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

Horizon Fleet Transition

During the third quarter of 2006, Horizon signed a letter of intent with another carrier to sublease up to 16 of its Bombardier Q200 aircraft. Each sublease will result in a loss for Horizon approximating the difference between the lease payments and the sublease receipts. The loss on each aircraft will be recorded when the specific aircraft leave Horizon’s fleet and the sublease arrangement begins. In 2007, 11 of the aircraft were delivered to the other carrier, resulting in a sublease loss of $14.1 million. The Company expects the loss of the remaining five aircraft to average approximately $1.3 million per aircraft. These aircraft are expected to leave the fleet in the first half of 2008.

On April 23, 2007, Horizon announced an order for 15 additional Q400 aircraft, with options to purchase 20 more. These aircraft will be delivered in 2008 and 2009. With this order, Horizon plans to phase out the remaining Q200 aircraft by the end of 2009 and is in the process of negotiating transactions that would allow it to dispose of these aircraft. Since all of Horizon’s Q200 aircraft are leased, the Company may have a loss on the phase-out of the remaining Q200s, depending on market conditions at that time.

However, the nature, timing or amount of any potential loss cannot be reasonably estimated at this point for the aircraft that are not part of the sublease agreement described above.

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

The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Raw or “into-plane” fuel cost	$981.9	$884.7	$735.6
Changes in value and settlements of fuel hedge contracts	(105.6)	(11.2)	(186.7)

Aircraft fuel expense	$876.3	$873.5	$548.9

The Company realized gains of $53.4 million, $101.1 million, and $125.0 million in 2007, 2006, and 2005, respectively, on fuel hedge contracts that settled during the period.

Outstanding fuel hedge positions as of December 31, 2007 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
First Quarter 2008	50%	49.7	$66.88
Second Quarter 2008	38%	39.7	$66.71
Third Quarter 2008	33%	37.7	$68.62
Fourth Quarter 2008	34%	35.3	$68.21

Full Year 2008	39%	162.4	$67.53

First Quarter 2009	5%	5.6	$67.68
Second Quarter 2009	5%	5.8	$67.50
Third Quarter 2009	6%	6.3	$68.25
Fourth Quarter 2009	5%	5.3	$67.20

Full Year 2009	5%	23.0	$67.68

As of December 31, 2007 and 2006, the fair values of the Company’s fuel hedge positions were $112.5 million and $68.6 million, respectively, including capitalized premiums paid of $30.9 million and $39.3 million, respectively, and are presented as both current and non-current assets in the in the consolidated balance sheets.

NOTE 4. MARKETABLE SECURITIES

At December 31, 2007 and 2006 all of the Company’s marketable securities, including securities pledged under the securities lending program, were classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated Other Comprehensive Loss.” Realized gains and losses are included in other nonoperating income (expense) in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Interest and dividends on marketable securities are included in interest income in the consolidated statements of operations.

Marketable securities consisted of the following at December 31 (in millions):

	2007	2006
Cost:
U.S. government securities	$171.1	$317.7
Asset-backed obligations	241.9	65.7
Other corporate obligations	200.5	400.1

	$613.5	$783.5

Fair value:
U.S. government securities	$174.2	$317.5
Asset-backed obligations	242.9	65.6
Other corporate obligations	201.4	400.1

	$618.5	$783.2

The Company’s overall investment strategy has a primary goal of maintaining and securing its investment principal. The Company’s investment portfolio is managed by reputable financial institutions and continually reviewed to ensure that the investments are aligned with the Company’s documented strategy.

At December 31, 2007, available-for-sale investments in the Company’s marketable securities portfolio had net unrealized gains totaling $3.1 million, net of taxes, which are recorded in accumulated other comprehensive loss. Management does not believe that the securities with unrealized losses as of December 31, 2007 meet the criteria for recognition under existing other-than-temporary loss guidance. At December 31, 2007 and 2006, gross unrealized gains and losses were not material.

Of the marketable securities on hand at December 31, 2007, 13% mature in 2008, 33% in 2009, and 54% thereafter.

Activity for marketable securities for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Proceeds from sales and maturities	$1,321.1	$935.9	$1,121.4
Gross realized gains	4.8	2.1	0.4

Gross realized losses	2.9	1.6	4.0

NOTE 5. LONG-TERM DEBT

At December 31, 2007 and 2006, long-term debt obligations were as follows (in millions):

	2007	2006
Fixed-rate notes payable due through 2020*	$783.9	$721.0
Variable-rate notes payable due through 2021*	430.8	390.6
Pre-delivery payment facility expiring in 2011*	85.8	39.2

Long-term debt	1,300.5	1,150.8
Less current portion	(175.9)	(119.1)

	$1,124.6	$1,031.7

*	The weighted-average fixed-interest rate was 6.9% as of December 31, 2007 and 2006. The weighted-average variable-interest rate, including the interest rate on the pre-delivery payment facility, was 6.5% and 6.8% as of December 31, 2007 and 2006, respectively.

At December 31, 2007, substantially all of the Company’s borrowings were secured by flight equipment, future delivery positions, and real property.

Alaska has a $172 million variable-rate revolving pre-delivery payment (PDP) facility with a syndicate of lenders to provide a portion of the pre-delivery funding requirements for the purchase of new Boeing 737-800 aircraft under the current aircraft purchase agreement. The interest rate is based on the one-month LIBOR plus a specified margin. Borrowings are secured by the Company’s rights under the Boeing purchase agreement. The principal amounts outstanding on the PDP facility relate to specified aircraft and will be repaid at the time the Company takes delivery of the aircraft, if not before, likely using cash on hand or proceeds from long-term debt financing on those aircraft. The Company executed an amendment to the facility in 2007 that extended the expiration date from August 2009 to August 2011. The amendment also reduced the maximum available amount from $172 million to $152 million beginning in August 2009.

At December 31, 2007, long-term debt principal payments for the next five years are as follows (in millions):

	PDP Facility	Other	Total
2008	$85.8	$90.1	$175.9
2009	—	94.8	94.8
2010	—	100.3	100.3
2011	—	133.3	133.3
2012	—	175.5	175.5
Thereafter	—	620.7	620.7

Total principal payments	$85.8	$1,214.7	$1,300.5

During 2007, Alaska borrowed $196.1 million using fixed-rate and variable-rate debt secured by flight equipment and had gross borrowings on its pre-delivery payment facility of $85.8 million. The increase in debt from borrowings was offset by normal debt payments of $93.0 million and $39.2 million of payments on the pre-delivery payment facility.

Bank Line of Credit

The Company has a $185 million credit facility with a syndicate of financial institutions. The interest rate on the credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus 2%. The agreement provides that any borrowings will be secured by either aircraft or cash collateral. This credit facility contains contractual restrictions and requires maintenance of specific levels of net worth, maintenance of certain debt and leases to net worth, leverage and fixed-charge coverage ratios, and limits on liens, asset dispositions, dividends, and certain other expenditures. Such provisions restrict Alaska Airlines from distributing any funds to Alaska Air Group in the form of dividends and limit the amount of funds Alaska Airlines can loan to its affiliates. In April 2007, the Company entered into the Second Amendment of the facility. The Second Amendment: (i) increased the size of the facility from $160 million to $185 million; (ii) improved the collateral advance rates for certain aircraft; (iii) extended the agreement by two years with a maturity date of March 31, 2010; and (iv) repriced the credit facility to reflect current market rates. The Company currently has no immediate plans to borrow using this credit facility. In July 2007, the Company executed the Third Amendment to the credit facility, which increased the amount of allowed borrowings between Alaska Airlines and its affiliates from $300 million to $500 million. As of December 31, 2007, there were no outstanding borrowings on this credit facility.

Certain Alaska loan agreements contain provisions that require maintenance of specified financial covenants. At December 31, 2007, the Company was in compliance with all financial covenants.

Subsequent Event

In January 2008, Horizon executed a fixed-rate debt arrangement to finance 13 of its recently delivered Q400 aircraft. Total proceeds from the debt were $193 million.

NOTE 6. COMMITMENTS

Lease Commitments

At December 31, 2007, the Company had lease contracts for 101 aircraft that have remaining noncancelable lease terms of less than one year to 12 years. The majority of airport and terminal facilities are also leased. Total rent expense was $333.5 million, $320.6 million, and $324.8 million, in 2007, 2006, and 2005, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2007 are shown below (in millions):

	Operating Leases
	Aircraft	Facilities
2008	$193.4	$62.8
2009	171.8	59.7
2010	169.7	46.9
2011	145.5	32.0
2012	149.5	28.7
Thereafter	412.1	114.1

Total lease payments	$1,242.0	$344.2

Aircraft Commitments

In June 2005, Alaska entered into an aircraft purchase agreement to acquire B737-800 aircraft with deliveries beginning in January 2006 and continuing through April 2011. The purchase agreement also includes options rights to purchase additional aircraft under similar terms. As of December 31, 2007, Alaska was committed to purchasing 31 B737-800 aircraft, 16 of which will be delivered in 2008. Alaska has also entered into operating lease arrangements for two B737-800 aircraft and has committed to an operating lease for an additional B737-800 aircraft to be delivered in the first quarter of 2008.

Horizon entered into an aircraft purchase agreement in 2007 to acquire 15 Q400 aircraft with deliveries beginning in June 2008 and continuing through August 2009. The purchase agreement also includes options to purchase an additional 20 Q400 aircraft.

At December 31, 2007, the Company had firm purchase commitments for 46 total aircraft requiring remaining aggregate payments of approximately $1.0 billion.

Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft with leases, long-term debt, and internally generated cash.

NOTE 7. COMMON STOCK REPURCHASE PROGRAM

In September 2007, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock over a period of twelve months. As of December 31, 2007, the Company had repurchased 2,593,282 shares of common stock for a total of $62.8 million under this authorization, and an additional 1,283,700 shares through February 19, 2008, bringing the total to 3,876,982 shares. The repurchased shares have been recorded as treasury stock in the accompanying consolidated balance sheet.

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

In 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status in other comprehensive income.

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

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF DECEMBER 31:

Discount rates of 6.00% and 5.75% were used as of December 31, 2007 and 2006, respectively. For both 2007 and 2006, the rate of compensation increase used varied from 3.52% to 4.53%, depending on the plan and the related workgroup.

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST FOR THE YEARS ENDED DECEMBER 31:

Discount rates of 5.75% and 5.50% were used for the years ended December 31, 2007 and 2006, respectively. For 2007 and 2006, the expected return on plan assets used was 7.75%, and the rate of compensation increase used varied from 3.52% to 4.53%, depending on the plan and the related workgroup.

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

The asset allocation of the qualified defined-benefit plans, by asset category, is as follows as of the end of 2007 and 2006:

	2007	2006
Asset category:
Domestic equity securities	54%	53%
Non-U.S. equity securities	15	15
Fixed income securities	31	29
Other	—	3

Plan assets	100%	100%

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

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF DECEMBER 31:

Discount rates of 6.00% and 5.75% were used as of December 31, 2007 and 2006, respectively. The rate of compensation increase used was 5.00% as of December 31, 2007 and 2006.

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST FOR THE YEARS ENDED DECEMBER 31:

Discount rates of 5.75% and 5.50% were used for the years ended December 31, 2007 and 2006, respectively. The rate of compensation increase used was 5.00% for the years ended December 31, 2007 and 2006.

Combined Disclosures for Defined-Benefit Pension Plans

The following table sets forth the status of the plans for 2007 and 2006 (in millions):

	Qualified		Nonqualified
	2007	2006	2007	2006
Projected benefit obligation (PBO)
Beginning of year	$1,051.3	$989.1	$34.6	$37.7
Service cost	49.7	52.3	1.1	1.1
Interest cost	60.9	56.1	1.9	2.0
Plan amendments	(1.3)	—	—	—
Curtailment gain	—	(2.9)	—	—
Change in assumptions	—	—	—	(1.1)
Actuarial (gain) loss	(51.1)	9.2	(1.1)	(1.1)
Benefits paid	(52.6)	(52.5)	(1.6)	(4.0)

End of year	$1,056.9	$1,051.3	$34.9	$34.6

Plan assets at fair value
Beginning of year	$835.9	$680.9	$—	$—
Actual return on plan assets	74.8	85.6	—	—
Employer contributions	52.5	121.9	1.6	4.0
Benefits paid	(52.6)	(52.5)	(1.6)	(4.0)

End of year	$910.6	$835.9	$—	$—

Funded status (unfunded)	$(146.3)	$(215.4)	$(34.9)	$(34.6)

Percent funded	86.2%	79.5%	—	—

The accumulated benefit obligation for the qualified defined-benefit pension plans was $939.0 million and $964.8 million at December 31, 2007 and 2006, respectively. The accumulated benefit obligation for the nonqualified defined-benefit plan was $34.6 million and $33.4 million at December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, the amounts recognized in the consolidated balance sheets were as follows (in millions):

	2007		2006
	Qualified	Nonqualified	Qualified	Nonqualified
Accrued benefit liability-current	$—	$2.0	$—	$2.0
Accrued benefit liability-long term	146.3	32.9	215.4	32.6

Total liability recognized	$146.3	$34.9	$215.4	$34.6

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS (AOCI):

	2007		2006
	Qualified	Nonqualified	Qualified	Nonqualified
Prior service cost	$21.7	$0.3	$28.0	$0.3
Net loss	167.5	4.6	240.7	6.0

Amount recognized in AOCI (pretax)	$189.2	$4.9	$268.7	$6.3

The estimated amortization of prior service cost and net loss from AOCI in 2008 is $4.5 million and $5.2 million, respectively, for the qualified defined-benefit pension plans. For the nonqualified defined-benefit pension plans, the estimated amortization of prior service cost and net loss from AOCI in 2008 is $0.1 million and $0.2 million, respectively.

Net pension expense for the defined-benefit plans included the following components for 2007, 2006, and 2005 (in millions):

	Qualified			Nonqualified
	2007	2006	2005	2007	2006	2005
Service cost	$49.7	$52.4	$50.4	$1.1	$1.1	$1.3
Interest cost	60.9	56.1	50.9	1.9	2.0	1.9
Expected return on assets	(66.3)	(55.0)	(49.9)	—	—	—
Amortization of prior service cost	4.9	5.0	4.9	0.1	0.1	0.1
Curtailment loss	—	0.2	—	—	—	—
Recognized actuarial loss	13.4	19.6	15.4	0.3	0.4	0.3

Net pension expense	$62.6	$78.3	$71.7	$3.4	$3.6	$3.6

With the adoption of SFAS 158 in 2006, the Company now records all of the unrecognized prior service cost and net loss into AOCI in order to fully recognize the funded status of the plans. In 2005, the Company recorded $41.2 million (net of taxes of $24.4 million) in non-cash charges to equity in connection with the defined-benefit plans that the Company sponsors for eligible employees. The charge in 2005 can be partially attributed to the reduction of the discount rate and a change from the GAM83 mortality tables to the RP2000 tables.

The Company expects to contribute approximately $50 million and $2 million to the qualified and nonqualified defined-benefit pension plans, respectively, during 2008.

Future benefits expected to be paid over the next ten years under the defined-benefit pension plans from the assets of those plans as of December 31, 2007 are as follows (in millions):

	Qualified	Nonqualified
2008	$28.1	$2.0
2009	38.4	2.2
2010	50.1	2.2
2011	52.5	2.2
2012	57.5	2.4
2013 – 2017	$391.6	$14.2

Postretirement Medical Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded, and at December 31, 2007 and 2006 was $101.7 million and $97.5 million, respectively. This liability was determined using an assumed discount rate of 6.00% and 5.75% at December 31, 2007 and 2006, respectively.

	2007	2006
Accumulated postretirement benefit obligation
Beginning of year	$97.5	$82.1
Service cost	4.6	4.3
Interest cost	6.3	4.9
Amendments	—	8.7
Actuarial (gain) loss	(4.4)	(0.3)
Benefits paid	(2.3)	(2.2)

End of year	$101.7	$97.5

	2007	2006
Plan assets at fair value
Beginning of year	$—	$—
Employer contributions	2.3	2.2
Benefits paid	(2.3)	(2.2)
End of year	$—	$—

Funded status (unfunded)	$(101.7)	$(97.5)

As of December 31, 2007 and 2006, the amounts recognized in the consolidated balance sheets were as follows (in millions):

	2007	2006
Accrued benefit liability-current	$4.7	$3.9
Accrued benefit liability-long term	97.0	93.6

Total liability recognized	$101.7	$97.5

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN AOCI:

	2007	2006
Prior service cost	$1.0	$0.7
Net loss	22.2	29.1

Amount recognized in AOCI (pretax)	$23.2	$29.8

The estimated amortization of prior service cost (credit) and net loss from AOCI in 2008 is $(0.4) million and $0.9 million, respectively.

The Company uses a December 31 measurement date to assess obligations associated with the subsidy of retiree medical costs. Net periodic benefit cost for the postretirement medical plans included the following components for 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Service cost	$4.6	$4.3	$3.4
Interest cost	6.3	4.9	4.1
Expected return on assets	—	—	—
Amortization of prior service cost	(0.3)	4.4	(0.6)
Recognized actuarial loss	2.4	1.9	1.6

Net periodic benefit cost	$13.0	$15.5	$8.5

As this is a non-funded plan, the Company expects to contribute approximately $4.7 million to the postretirement medical benefits plan in 2008, which is equal to the expected benefit payments.

Future benefits expected to be paid over the next ten years under the postretirement medical benefits plan as of December 31, 2007 are as follows (in millions):

2008	$4.7
2009	5.3
2010	6.0
2011	6.7
2012	7.0
2013 - 2017	42.6

Total payments	$72.3

A 1% higher or lower trend rate in health care costs has the following effect on the Company’s postretirement medical plans during 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Change in service and interest cost
1% higher trend rate	$1.6	$1.4	$1.2
1% lower trend rate	(1.4)	(1.2)	(1.0)
Change in year-end postretirement benefit obligation
1% higher trend rate	$12.2	$12.3	$11.4
1% lower trend rate	(10.6)	(10.6)	(9.7)

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $26.4 million, $24.4 million, and $22.9 million in 2007, 2006, and 2005, respectively.

In 2006, the Company established a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who were ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheet at December 31, 2007.

Employee Incentive-Pay Plans

Alaska and Horizon have four separate plans that pay employees based on certain financial and operational metrics. The aggregate expense under these plans in 2007, 2006 and 2005 was $20.8 million, $36.8 million, $20.0 million, respectively. The plans are summarized below:

•	The Profit Sharing Plan is based on Air Group profitability. Alaska’s pilots, ramp service and clerical, office and passenger service employees, and certain Horizon employees participate in this plan.

•	The Variable Pay Plans pay Alaska’s mechanics and Alaska’s flight attendants a percentage of their earnings as certain pretax margin levels are achieved.

•

Performance-Based Pay is a program that rewards non-union employees and Alaska dispatchers, represented by TWU, based on four separate metrics related to: (1) Air Group profitability, (2) safety, (3) achievement of unit-cost goals, and (4) employee engagement.

•	The Operational Performance Rewards Program entitles all Air Group employees to quarterly payouts of up to $300 per person if certain operational and customer service objectives are met.

NOTE 9. EARNINGS (LOSS) PER SHARE (EPS)

SFAS No. 128, Earnings Per Share, requires that companies use income from continuing operations before extraordinary items and the cumulative effect of an accounting change as the “control number” in determining whether potential common shares are dilutive or antidilutive. As the Company reported income before the accounting change in 2005, the potential common shares from the Company’s common stock options and senior convertible notes are included in the calculation for diluted earnings (loss) per share (EPS). Diluted EPS is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the conversion of contingently convertible securities as of the beginning of the year and the exercise of in-the-money stock options, using the treasury-stock method. For the years in which the convertible securities are dilutive, the associated interest expense, net of tax, must be added back to the net income or loss. For the year ended December 31, 2005, the dilutive impact of common stock options and 5.8 million common shares that would have been outstanding upon conversion of the senior convertible notes were included in the calculations. In 2007, 2006, and 2005, 1.7 million, 2.5 million and 3.4 million stock options, respectively, were excluded from the calculation of diluted EPS because they were antidilutive.

EPS calculations were as follows (in millions except per-share amounts):

	2007	2006	2005
Basic Earnings (Loss) Per Share
Income (loss) before accounting change	$125.0	$(52.6)	$84.5
Weighted-average shares outstanding	40.125	37.939	27.609

EPS before accounting change	$3.12	$(1.39)	$3.06

Cumulative effect of accounting change, net of tax	$—	$—	$(90.4)
Weighted-average shares outstanding	40.125	37.939	27.609

Per share cumulative effect of accounting change	$—	$—	$(3.27)

Net income (loss)	$125.0	$(52.6)	$(5.9)
Weighted-average shares outstanding	40.125	37.939	27.609

EPS	$3.12	$(1.39)	$(0.21)

Diluted Earnings (Loss) Per Share
Income (loss) before accounting change	$125.0	$(52.6)	$84.5
Interest on convertible notes, net of tax	NA	NA	5.5

Diluted income (loss) before accounting change	$125.0	$(52.6)	$90.0
Weighted-average shares outstanding	40.424	37.939	33.917

Diluted EPS before accounting change	$3.09	$(1.39)	$2.65

Cumulative effect of accounting change, net of tax	$—	$—	$(90.4)
Weighted-average shares outstanding	40.424	37.939	33.917

Per share cumulative effect of accounting change	$—	$—	$(2.66)

Net income (loss)	$125.0	$(52.6)	$(5.9)
Interest on convertible notes, net of tax	NA	NA	5.5

Diluted income (loss)	$125.0	$(52.6)	$(0.4)
Weighted average shares outstanding	40.424	37.939	33.917

Diluted EPS	$3.09	$(1.39)	$(0.01)

NOTE 10. RESTRUCTURING CHARGES

In July 2006, Alaska reached new four-year agreements with approximately 3,700 clerical, office and passenger service employees and the ramp service and stores agents, all represented by the International Association of Machinists. These agreements included a signing bonus, in aggregate, of $1.9 million paid in July 2006, which is included in wages and benefits in the consolidated statement of operations, and an immediate 2% wage increase. Additionally, the agreements included a severance package offered to employees in the top four wage-scale steps that included cash payments based on years of service, one year of medical coverage after the severance date, and continued travel privileges for a period of time. The resulting charge was $21.0 million in 2006.

A new four-year contract with the Association of Flight Attendants for Alaska’s approximately 2,500 flight attendants was ratified on April 26, 2006. Under this agreement, the Company paid a signing bonus, in aggregate, of $2.7 million in May 2006, which is included in wages and benefits in the consolidated statement of operations. The new agreement also included an immediate 3% pay increase. Additionally, Alaska offered a voluntary severance package to a number of flight attendants that included, among other things, a lump-sum payment of $2,000 per year of service up to a maximum of 25 years and continuing travel privileges. As a result, the Company recorded a restructuring charge of $3.8 million related to the severance amounts.

During the second quarter of 2005, Alaska contracted out ramp services at the Seattle-Tacoma International Airport. This event resulted in a reduction of approximately 475 employees in Seattle. Severance and related costs associated with this restructuring were originally estimated at $16.1 million, which was recorded in the second quarter of 2005.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the years ended December 31, 2007, 2006 and 2005 (in millions):

Accrual for Severance and Related Costs	2007	2006	2005
Balance at beginning of year	$19.9	$3.1	$38.7
Restructuring charges	—	32.4	16.1
Restructuring charge adjustments	—	(7.6)	(3.7)
Cash payments	(19.2)	(8.0)	(48.0)

Balance at end of year	$0.7	$19.9	$3.1

The Company will make the majority of the remaining cash payments in the first quarter of 2008. The accrual for severance and related costs is included in accrued wages, vacation and payroll taxes in the consolidated balance sheets.

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

NOTE 11. DETAIL OF OTHER FINANCIAL STATEMENT CAPTIONS

Receivables

Receivables consisted of the following at December 31 (in millions):

	2007	2006
Airline traffic receivables	$59.4	$59.5
Mileage Plan receivables	39.0	31.4
Receivables from fuel-hedging counterparties	12.3	4.8
Other receivables	28.9	41.4
Allowance for doubtful accounts	(1.6)	(2.9)

	$138.0	$134.2

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31 (in millions):

	2007	2006
Prepaid aircraft rent	$51.1	$51.2
Prepaid fuel	13.6	14.2
Other	20.7	22.7

	$85.4	$88.1

Other Assets

Other assets consisted of the following at December 31 (in millions):

	2007	2006
Restricted deposits (primarily restricted investments)	$90.4	$91.2
Deferred costs and other*	36.1	31.9

	$126.5	$123.1

*	Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

At December 31, 2007, the Company’s restricted deposits were primarily restricted investments used to guarantee various letters of credit and workers’ compensation self-insurance programs. The restricted investments consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates market.

Other Accrued Liabilities (current)

Other accrued liabilities consisted of the following at December 31 (in millions):

	2007	2006
Mileage Plan current liabilities	$239.7	$196.6
Pension liability (nonqualified plans)	2.0	2.0
Postretirement medical benefits liability	4.7	3.9
Other*	202.1	201.8

	$448.5	$404.3

*	Other consists of property and transportation taxes and accruals related to ground operations, facilities rent, maintenance, and fuel, among other items.

Other Liabilities (noncurrent)

Other liabilities consisted of the following at December 31 (in millions):

	2007	2006
Pension liability (qualified plans)	$146.3	$215.4
Pension liability (nonqualified plans)	32.9	32.6
Postretirement medical benefits liability	97.0	93.6
Mileage Plan liability	21.0	20.7
FIN 48 tax liability (see Note 13)	27.9	—
Other*	83.0	113.3

	$408.1	$475.6

*	Other consists of accrued aircraft rent, workers’ compensation, and deferred credits on aircraft purchases, among other items.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31 (in millions, net of tax):

	2007	2006
Unrealized loss (gain) on marketable securities considered available-for-sale	(3.1)	0.2
Related to pension plans	121.8	172.5
Related to postretirement medical benefits	14.6	18.7

	$133.3	$191.4

NOTE 12. STOCK-BASED COMPENSATION PLANS

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

Stock Options

The Company has stock option awards outstanding under a number of long-term incentive equity plans, only one of which (the 2004 Long-Term Incentive Equity Plan) continues to provide for the granting of options to purchase the Company’s common stock at market prices on the date of grant to directors, officers and employees of the Company and its subsidiaries. Under the various plans, options for 7,513,563 shares have been granted and, at December 31, 2007, 632,411 shares were available for future grant of either options or stock awards. Under all plans, the stock options granted have terms of up to ten years. For all plans except the 1997 Long-term Incentive Equity Plan (1997 Plan), when options are exercised, new common shares are issued. When options granted under the 1997 Plan are exercised, shares are issued from the Company’s treasury shares. The total number of outstanding options from the 1997 Plan as of December 31, 2007 is 448,995. Substantially all grantees are 25% vested after one year, 50% after two years, 75% after three years, and 100% after four years. Compensation cost is amortized over the service period using the straight-line method.

The tables below summarize stock option activity for the year ended December 31, 2007:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2006...	2,539,268	$32.08
Granted	191,513	39.74
Exercised	(110,655)	28.24
Forfeited or expired	(132,265)	35.32

Outstanding, December 31, 2007..	2,487,861	$32.67	4.5	$1.3

Exercisable at December 31, 2007	1,914,486	$31.72	3.5	$1.3

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007, 2006, and 2005:

	2007	2006	2005
Expected volatility	43%	44%	43%
Expected term	6 years	5.7 years	5 years
Risk-free interest rate	4.79%	4.70%	4.39%
Expected dividend yield	—	—	—
Weighted-average fair value of options granted	$19.51	$18.32	$14.38

The expected market price volatility of the common stock is based on the historical volatility over a time period commensurate with the expected term of the awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the term nearest the expected term of the option at the time of grant. The dividend yield is zero as the Company does not pay dividends and has no plans to do so in the immediate future. The expected term of the options and the expected forfeiture rates are based on historical experience for various homogenous employee groups. Prior to the adoption of SFAS 123R, the expected term was based on an average historical term of all options and there was no estimate of forfeiture rate as forfeitures were accounted for when they occurred.

The Company recorded stock-based compensation expense related to stock options of $3.9 million ($2.6 million, net of tax) and $3.4 million ($2.5 million, net of tax) in 2007 and 2006, respectively. The total intrinsic value of options exercised during 2007 was $1.5 million. Cash received from option exercises during 2007 totaled $3.2 million. A total of 312,156 options vested during 2007 with an aggregate fair value of $3.9 million. As of December 31, 2007, $7.4 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.6 years.

The following table summarizes stock options outstanding and exercisable at December 31, 2007 with their weighted-average exercise prices and remaining contractual lives:

Range of Exercise prices	Remaining Life (years)	Shares	Price Per Share
Outstanding:
$10 to $20	4.8	192,255	$18.68
$21 to $28	5.0	589,308	26.21
$29 to $34	4.3	850,483	31.64
$35 to $45	5.3	695,615	39.78
$46 to $58	0.3	160,200	47.79

Options outstanding	4.5	2,487,861	$32.67

Range of Exercise prices	Shares	Price Per Share
Exercisable:
$10 to $20	192,255	$18.68
$21 to $28	489,927	26.17
$29 to $34	699,476	31.42
$35 to $45	372,628	39.38
$46 to $58	160,200	47.79

Options exercisable	1,914,486	$31.72

Restricted Stock Awards

The Company grants restricted stock units (RSUs) under the 2004 Long-term Incentive Equity Plan. As of December 31, 2007, 534,201 total RSUs have been granted under this plan. The RSUs are non-voting and are not eligible for dividends. The fair value of the RSU awards is based on the closing price of the Company’s common stock on the date of grant. Compensation cost for RSUs is recognized over three years from the date of grant as the awards “cliff vest” after three years. The Company recorded stock-based compensation expense related to RSUs of $5.3 million ($3.3 million after tax) and $3.8 million ($2.4 million after tax) in 2007 and 2006, respectively. These amounts are included in wages and benefits in the consolidated statements of operations.

The following table summarizes information about outstanding RSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2006	449,250	$32.89
Granted	69,726	40.42
Vested	(118,410)	28.41
Forfeited	(7,840)	33.04

Non-vested at December 31, 2007	392,726	$35.57

As of December 31, 2007, $5.9 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 1.6 years.

Performance Stock Awards

During the first quarter of 2007, the Company awarded Performance Share Unit awards (PSUs) to certain executives. PSUs are similar to RSUs, but vesting is based on a performance condition tied to the Company achieving a specified pretax margin over a three-year period. The PSU plan allows a portion of the PSUs to vest even if the specified pretax margin falls below the target, and additional shares to be granted if the margin target is exceeded, subject to a maximum. The Company intends to regularly review its assumptions about meeting the performance goal and expected vesting, and to adjust the related compensation expense accordingly. The Company recorded compensation expense related to PSUs of $0.4 million for the year ended December 31, 2007.

Employee Stock Purchase Plan

The Company sponsors an ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, employees can purchase Company common stock at 85% of the closing market price on the first day of the offering period or the quarterly purchase date, whichever is lower. Because of these attributes, the ESPP is considered compensatory under SFAS 123R and as such, compensation cost is recognized. Compensation cost for the Company’s ESPP was $1.6 million and $1.0 million in 2007 and 2006, respectively. The grant date fair value is calculated using the Black-Scholes model in the same manner as the Company’s option awards for 85% of the share award plus the intrinsic value of the 15% discount. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period in which the shares are issued. In 2007 and 2006, 126,584 shares and 93,342 shares, respectively, were purchased by Company employees under the ESPP, resulting in cash proceeds of $3.0 million and $2.4 million, respectively.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the years ended December 31, 2007 and 2006:

(in millions)	2007	2006
Stock options	$3.9	$3.4
Restricted stock units	5.3	3.8
Performance share units	0.4	—
Employee stock purchase plan	1.6	1.0

Total stock-based compensation	$11.2	$8.2

NOTE 13. INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). The purpose of FIN 48 is to clarify certain aspects of the recognition and measurement related to accounting for income tax uncertainties. Under FIN 48, the impact of an uncertain income tax position must be recognized at the largest amount that is more likely than not of being sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company was subject to the provisions of FIN 48 as of January 1, 2007. Upon adoption, no cumulative effect of accounting change was necessary or recorded in the consolidated financial statements. The total amount of unrecognized tax benefits as of the date of adoption was $26.2 million. This number includes a $24.5 million increase in the tax liability and a corresponding increase in deferred tax assets for unrecognized tax benefits as a result of the implementation of FIN 48 and $1.7 million of tax benefits that, if recognized, would impact the effective tax rate.

Changes in the FIN 48 liability for unrecognized tax benefits during 2007 are as follows (in millions):

Upon transition to FIN 48 at January 1, 2007	$26.2
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	(11.5)
Gross increases—current-period tax positions	13.2
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2007	$27.9

At December 31, 2007, the total amount of unrecognized tax benefits of $27.9 million includes $26.2 million recorded as a liability and a corresponding increase in deferred tax assets and $1.0 million of tax benefits that, if recognized, would impact the effective tax rate.

Accrued interest on tax positions is recorded as a component of interest expense. Total accrued interest on tax positions included in the FIN 48 liability was zero at January 1, 2007 and $0.7 million at December 31, 2007. No penalties were accrued at January 1, 2007 or at December 31, 2007.

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

The Company does not believe that it is reasonably possible that the total unrecognized tax benefit would significantly increase or decrease in the next 12 months. The FIN 48 liability for the Company’s unrecognized tax benefit is classified in other liabilities (noncurrent) in the consolidated balance sheets. The Company anticipates that total unrecognized tax benefits will not materially decrease due to the expiration of the statute of limitations for tax years prior to December 31, 2007.

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

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2007	2006
Excess of tax over book depreciation	$431.7	$466.0
Fuel hedge contracts	30.9	10.9
Other—net	6.7	7.7

Gross deferred tax liabilities	469.3	484.6

Mileage Plan	(242.1)	(204.0)
Alternative minimum tax	(1.3)	(9.6)
Leased aircraft return provision	(2.7)	(3.5)
Inventory obsolescence	(19.2)	(16.6)
Deferred revenue	(22.1)	(23.6)
Asset impairment	—	(89.6)
Employee benefits	(128.6)	(149.5)
Loss carryforwards*	(1.2)	(1.8)
Other—net	(4.4)	(6.0)

Gross deferred tax assets	(421.6)	(504.2)

Net deferred tax (assets) liabilities	$47.7	$(19.6)

Current deferred tax asset	$(84.9)	$(134.2)
Noncurrent deferred tax liability	132.6	114.6

Net deferred tax (asset) liability	$47.7	$(19.6)

*	State loss carryforwards of $32.6 million ($1.2 million tax effected) expire beginning in 2008 and ending in 2026.

The Company has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2007. This conclusion is based on the expected future reversals of existing taxable temporary differences and does not rely on future taxable income. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

The components of income tax expense (benefit) were as follows (in millions):

	2007	2006	2005
Current tax expense (benefit):
Federal	$12.8	$0.6	$2.1
State	4.8	2.4	0.8

Total current	17.6	3.0	2.9

Deferred tax expense (benefit):
Federal	55.5	(31.6)	45.2
State	3.5	(6.6)	4.6

Total deferred	59.0	(38.2)	49.8

Total tax expense (benefit) related to income (loss) before accounting change	$76.6	$(35.2)	$52.7

In 2005, the deferred tax benefit related to the cumulative effect of the accounting change for federal and state income taxes was $48.9 million and $5.4 million, respectively.

Income tax expense (benefit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income (loss) before income tax and accounting change as follows (in millions):

	2007	2006	2005
Income (loss) before income tax and accounting change	$201.6	$(87.8)	$137.2
Expected tax expense (benefit)	70.6	(30.7)	48.0
Nondeductible expenses	3.4	3.0	2.4
State income taxes	4.9	(1.7)	3.5
Other—net*	(2.3)	(5.8)	(1.2)

Actual tax expense (benefit)	$76.6	$(35.2)	$52.7

Effective tax rate	38.0%	40.1%	38.4%

*	In 2007, other-net includes $1.0 million of tax benefits due to a favorable decision in a matter with the State of California and $1.0 million of tax benefits related to the recognition of California income tax credit carryforwards. Other-net in 2006 includes $5.5 million of tax benefits associated with the reduction of certain tax contingency accruals for periods for which the statute of limitations expired in 2006.

NOTE 14. FINANCIAL INSTRUMENTS

The majority of the Company’s financial instruments are carried at fair value. Those include cash and cash equivalents, marketable securities (Note 4), securities lending collateral, restricted deposits (Note 11), and fuel hedge contracts (Note 3). The Company’s long-term fixed-rate debt is not carried at fair value. The estimated fair value of the Company’s long-term debt was as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at December 31, 2007	$1,300.5	$1,321.2
Long-term debt at December 31, 2006	1,150.8	1,162.5

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

The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2007 due to the frequency that settlement takes place and the dispersion across many industry and government segments.

NOTE 15. OPERATING SEGMENT INFORMATION

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

Financial information for Alaska and Horizon follows (in millions):

	2007	2006	2005
Operating revenues:
Alaska—mainline(1)	$2,788.5	$2,676.1	$2,399.2
Alaska—purchased capacity(1)	281.4	16.4	16.9

Total Alaska	$3,069.9	$2,692.5	$2,416.1
Horizon	718.4	644.0	556.4
Other(2)	1.1	1.1	1.1
Elimination of inter-company revenues	(283.4)	(3.2)	1.7

Consolidated	3,506.0	3,334.4	2,975.3

Depreciation and amortization expense:
Alaska(3)	142.3	137.8	125.4
Horizon	33.9	18.5	16.8
Other(2)	1.2	1.2	1.2

Consolidated	177.4	157.5	143.4

Interest income:
Alaska(3)	64.8	56.3	32.5
Horizon	4.5	3.7	1.6
Other(2)	—	—	0.2
Elimination of inter-company accounts	(15.4)	(5.7)	(3.4)

Consolidated	53.9	54.3	30.9

Interest expense:
Alaska(3)	86.2	73.3	51.2
Horizon	16.6	7.4	5.5
Other(2)	0.6	3.0	9.7
Elimination of inter-company accounts	(15.4)	(5.7)	(3.4)

Consolidated	88.0	78.0	63.0

Income (loss) before income tax and accounting change:
Alaska—mainline	237.4	(94.3)	122.3
Alaska—purchased capacity	(21.4)	2.1	1.9

Total Alaska	216.0	(92.2)	124.2
Horizon	(10.6)	11.7	26.4
Other(2)	(3.8)	(7.3)	(13.4)

Consolidated	201.6	(87.8)	137.2

94

	2007	2006	2005
Capital expenditures(4):
Alaska(3)	606.5	565.5	373.8
Horizon	227.9	116.6	43.1

Consolidated	834.4	682.1	416.9

Total assets at end of period:
Alaska(3)	4,221.1	3,712.0
Horizon	629.0	409.0
Other(2)	1,130.3	916.8
Elimination of inter-company accounts	(1,489.5)	(960.7)

Consolidated	$4,490.9	$4,077.1

(1)	Alaska mainline revenue represents revenue from passengers aboard Alaska jets, freight and mail revenue, and all other revenue. Purchased capacity revenue represents that revenue earned by Alaska on capacity provided by Horizon and a small third party under a capacity purchase arrangement.
(2)	Includes the parent company, Alaska Air Group, Inc., including its investments in Alaska and Horizon, which are eliminated in consolidation.
(3)	There are no interest or depreciation expenses associated with purchased capacity flying at Alaska, nor are there any associated assets or capital expenditures.
(4)	Capital expenditures include aircraft deposits, net of deposits returned.

NOTE 16. IMPACT OF STAFF ACCOUNTING BULLETIN NO. 108 (SAB 108)

In September 2006, the SEC issued SAB 108. SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to the Company’s financial statements. SAB 108 was effective for fiscal years ending after November 15, 2006. The transition provisions of the bulletin permit the Company to adjust beginning retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company adopted SAB 108 in the fourth quarter of 2006, with an effective date of January 1, 2006. In accordance with the bulletin, the Company adjusted beginning retained earnings for 2006 in the accompanying consolidated financial statements for the items described below. Management of the Company considers these adjustments to be immaterial to prior periods.

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

NOTE 17. CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2005, the Company changed its method of accounting for major airframe and engine overhauls from the capitalize and amortize method to the direct expense method. Under the former method, these costs were capitalized and amortized to maintenance expense over the shorter of the life of the overhaul or the remaining lease term. Under the direct expense method, overhaul costs are expensed as incurred. The Company believes that the direct expense method is preferable because it eliminates the judgment and estimation needed to determine overhaul versus repair allocations in maintenance activities. Additionally, the Company’s approved maintenance program for the majority of its airframes now focuses more on shorter, but more frequent, maintenance visits. Management also believes that the direct expense method is the predominant method used in the airline industry. Accordingly, effective January 1, 2005, the Company wrote off the net book value of its previously capitalized airframe and engine overhauls for all aircraft resulting in a charge of $144.7 million pretax ($90.4 million after tax). The Company does not believe disclosing the effect of adopting the direct expense method on net income for 2005 provides meaningful information because of changes in the Company’s maintenance program, including the execution of a “power-by-the-hour” engine maintenance agreement with a third party in late 2004.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our current and periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, on a timely basis. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of December 31, 2007.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During 2007, Alaska and Horizon converted to an integrated Human Resources, Benefits and Payroll system. Prior to the conversion, the companies operated on separate systems. There were no changes to the Company’s internal control over financial reporting, including the changes described above, identified in management’s evaluation during the year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2007, which report appears on page 99.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Alaska Air Group, Inc.:

We have audited Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Air Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Alaska Air Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Air Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 19, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Seattle, Washington

February 19, 2008

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group’s 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2007 (hereinafter referred to as our “2008 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2008 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our 2008 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2008 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our 2008 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statement Schedules: Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2007, 2006 and 2005 on page 107.

2.	Exhibits: See Exhibit Index on page 104.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ WILLIAM S. AYER	Date: February 20, 2008
William S. Ayer,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 20, 2008 on behalf of the registrant and in the capacities indicated.

/s/ WILLIAM S. AYER William S. Ayer	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRADLEY D. TILDEN Bradley D. Tilden	Executive Vice President/Finance and Planning and Chief Financial Officer (Principal Financial Officer)

/s/ BRANDON S. PEDERSEN Brandon S. Pedersen	Vice President/Finance and Controller (Principal Accounting Officer)

/s/ PATRICIA M. BEDIENT Patricia M. Bedient	Director

/s/ PHYLLIS J. CAMPBELL Phyllis J. Campbell	Director

/s/ MARK R. HAMILTON Mark R. Hamilton	Director

/s/ JESSIE J. KNIGHT, JR. Jessie J. Knight, Jr.	Director

/s/ R. MARC LANGLAND R. Marc Langland	Director

/s/ DENNIS F. MADSEN Dennis F. Madsen	Director

/s/ BYRON I. MALLOTT Byron I. Mallott	Director

/s/ J. KENNETH THOMPSON J. Kenneth Thompson	Director

/s/ RICHARD A. WIEN Richard A. Wien	Director

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated by reference from the documents described in parentheses. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3(i) to Registrants Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed on August 8, 2006 and incorporated herein by reference.)

3.2	Bylaws of Registrant, as amended December 14, 2007 (Filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K, filed on December 20, 2007 and incorporated herein by reference.)

10.1#	Credit Agreement, dated March 25, 2005, among Alaska Airlines, Inc., as borrower, Bank of America, N.A. as administrative agent, Citicorp USA, Inc. as syndication agent, U.S. Bank National Association as documentation agent, and other lenders (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed on May 6, 2005 and incorporated herein by reference.)

10.1.1†	First Amendment to March 25, 2005 Credit Agreement, dated September 29, 2005

10.1.2#	Second Amendment to March 25, 2005 Credit Agreement, dated April 25, 2007 (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed on May 8, 2007 and incorporated herein by reference.)

10.1.3	Third Amendment to March 25, 2005 Credit Agreement, dated July 30, 2007 (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 7, 2007 and incorporated herein by reference.)

10.2#	Credit Agreement, dated October 19, 2005, among Alaska Airlines, Inc., as borrower, HSH Nordbank AG New York Branch, as security agent, and other loan participants (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 9, 2005 and incorporated herein by reference.)

10.2.1†#	First Amendment to October 19, 2005 Credit Agreement, dated March 27, 2007

10.2.2†#	Second Amendment to October 19, 2005 Credit Agreement, dated November 26, 2007

10.3#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005 and incorporated herein by reference.)

10.4#	Purchase Agreement No. 2497, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc. (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005 and incorporated herein by reference.)

10.5#	Supplement to Master Purchase Agreement, dated October 18, 2005, between Horizon Air Industries, Inc. and Bombardier Inc. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 9, 2005 and incorporated herein by reference.)

10.6#	Lease Agreement, dated January 22, 1990, between International Lease Finance Corporation and Alaska Airlines, Inc., summaries of 19 substantially identical lease agreements and Letter Agreement #1, dated January 22, 1990 (Filed as Exhibit 10-14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, filed on April 11, 1991 and incorporated herein by reference.)

10.7†*	Alaska Air Group Performance Based Pay Plan (formerly “Management Incentive Plan”), as amended and restated November 30, 2007

10.8*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan and original form of stock option and restricted stock unit agreements (Filed as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on February 25, 2005 and incorporated herein by reference.)

10.8.1†*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement

10.8.2†*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Stock Unit Award Agreement

10.8.3*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Performance Stock Unit Award Agreement (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on February 14, 2008 and incorporated herein by reference.)

10.9*	Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan (Filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-87563, filed on September 22, 1999 and incorporated herein by reference.)

10.10*	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan (Filed as Exhibit 99.2 to Registrant’s Registration Statement on Form S-8, Registration No. 333-39889, filed on November 10, 1997 and incorporated herein by reference.)

10.11*	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan (Filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-09547, filed on August 5, 1996 and incorporated herein by reference.)

10.12*	Alaska Air Group, Inc. Non Employee Director Stock Plan (Filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-33727, filed on August 15, 1997 and incorporated herein by reference.)

10.13*	Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Elected Officers, as amended November 7, 1994 (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on February 10, 1998 and incorporated herein by reference.)

10.14*	Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan (Filed as Exhibit 10.13 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, Registration No. 333-107177, filed on September 23, 2003 and incorporated herein by reference.)

10.15*	Alaska Air Group, Inc. Change of Control Agreement dated October 27, 1999 (Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on February 25, 2000 and incorporated herein by reference.)

10.16†*	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated November 28, 2007

10.17†*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended and restated on January 1, 2005

10.18*	Employment, Retirement and Non-Compete Agreement by and between Kevin Finan and Alaska Airlines, Inc. (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 30, 2007 and incorporated herein by reference.)

10.18.1*	Consulting Agreement by and between Kevin Finan and Alaska Airlines, Inc. (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on April 30, 2007 and incorporated herein by reference.)

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

21†	Subsidiaries of Registrant

23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.
*	Indicates management contract or compensatory plan or arrangement.
#	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

Schedule II

ALASKA AIR GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Millions)	Beginning Balance	Additions Charged to Expense	Deductions	Ending Balance
Year Ended December 31, 2005
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$3.0	$1.2	$(1.5)	$2.7

Obsolescence allowance for flight equipment spare parts	$18.9	$5.9	$(4.1)	$20.7

Year Ended December 31, 2006
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.7	$1.6	$(1.4)	$2.9

Obsolescence allowance for flight equipment spare parts	$20.7	$3.6	$(3.8)	$20.5

Year Ended December 31, 2007
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.9	$1.6	$(2.9)	$1.6

Obsolescence allowance for flight equipment spare parts	$20.5	$5.5	$(1.4)	$24.6

