Form 10-Q
period 2008-03-31
ALASKA AIR GROUP INC
filed 2008-05-07
CIK 766421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b- 2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐

Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant has 36,400,429 common shares, par value $1.00, outstanding at March 31, 2008.

ALASKA AIR GROUP, INC.

Quarterly Report on Form 10-Q for the three months ended March 31, 2008

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

•

the timing of disposal and amounts of potential lease termination payments with lessors for our remaining MD-80, CRJ700 and Q200 leased aircraft and related sublease payments from sublessees, if applicable;

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see “Item 1A: Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2007. Please consider our forward-looking statements in light of those risks as you read this report.

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

Alaska Air Group, Inc.

ASSETS

(in millions)	March 31, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$211.9	$204.3
Marketable securities	709.9	618.5

Total cash and marketable securities	921.8	822.8
Securities lending collateral	106.7	111.9
Receivables - net	158.8	138.0
Inventories and supplies - net	47.0	46.6
Deferred income taxes	105.0	84.9
Fuel hedge contracts	104.1	100.7
Prepaid expenses and other current assets	98.4	85.4

Total Current Assets	1,541.8	1,390.3

Property and Equipment
Aircraft and other flight equipment	3,100.3	2,981.2
Other property and equipment	578.9	574.5
Deposits for future flight equipment	440.9	430.0

	4,120.1	3,985.7
Less accumulated depreciation and amortization	1,063.5	1,023.4

Total Property and Equipment - Net	3,056.6	2,962.3

Fuel Hedge Contracts	18.3	11.8

Other Assets	160.4	126.5

Total Assets	$4,777.1	$4,490.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

(in millions except share amounts)	March 31, 2008	December 31, 2007
Current Liabilities
Accounts payable	$97.3	$101.5
Accrued aircraft rent	52.7	59.1
Accrued wages, vacation and payroll taxes	97.0	112.3
Other accrued liabilities	500.1	448.5
Air traffic liability	473.6	364.5
Securities lending obligation	106.7	111.9
Current portion of long-term debt	155.0	175.9

Total Current Liabilities	1,482.4	1,373.7

Long-Term Debt, Net of Current Portion	1,380.0	1,124.6

Other Liabilities and Credits
Deferred income taxes	132.9	132.6
Deferred revenue	429.3	413.6
Other liabilities	395.4	422.4

	957.6	968.6

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2008 - 42,866,235 shares 2007 - 42,821,986 shares	42.9	42.8
Capital in excess of par value	899.1	895.1
Treasury stock (common), at cost: 2008 - 6,465,806 shares 2007 - 4,771,306 shares	(153.1)	(112.5)
Accumulated other comprehensive loss	(127.8)	(133.3)
Retained earnings	296.0	331.9

	957.1	1,024.0

Total Liabilities and Shareholders’ Equity	$4,777.1	$4,490.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Alaska Air Group, Inc.

Three Months Ended March 31 (in millions except per share amounts)	2008	2007

Operating Revenues
Passenger	$775.7	$695.8
Freight and mail	22.2	21.2
Other - net	41.6	42.4

Total Operating Revenues	839.5	759.4

Operating Expenses
Wages and benefits	242.4	237.0
Variable incentive pay	3.6	10.5
Aircraft fuel, including hedging gains and losses	282.0	184.9
Aircraft maintenance	58.0	58.5
Aircraft rent	43.6	43.3
Landing fees and other rentals	56.0	54.7
Contracted services	44.5	38.6
Selling expenses	34.5	39.0
Depreciation and amortization	49.3	41.9
Food and beverage service	12.3	11.2
Other	57.2	54.9
Fleet transition costs - Horizon	5.8	3.0

Total Operating Expenses	889.2	777.5

Operating Loss	(49.7)	(18.1)

Nonoperating Income (Expense)
Interest income	10.3	14.4
Interest expense	(23.4)	(21.0)
Interest capitalized	6.5	7.1
Other - net	0.2	(0.2)

	(6.4)	0.3

Loss before income tax	(56.1)	(17.8)
Income tax benefit	(20.2)	(7.5)

Net Loss	$(35.9)	$(10.3)

Basic and Diluted Loss Per Share:	$(0.97)	$(0.26)

Shares used for computation:
Basic and Diluted	37.024	40.365

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Alaska Air Group, Inc.

(in millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2007	38.051	$42.8	$895.1	$(112.5)	$(133.3)	$331.9	$1,024.0

Net loss for the three months ended March 31, 2008						(35.9)	(35.9)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					7.1
Reclassification to earnings					(1.2)
Income tax effect					(2.2)

					3.7		3.7

Adjustments related to employee benefit plans:					2.8
Income tax effect					(1.0)

					1.8		1.8

Total comprehensive loss							(30.4)

Purchase of treasury stock	(1.696)			(40.6)			(40.6)
Stock-based compensation			3.2				3.2
Treasury stock issued under stock plans	0.001						—
Stock issued for employee stock purchase plan	0.044	0.1	0.8				0.9

Balances at March 31, 2008	36.400	$42.9	$899.1	$(153.1)	$(127.8)	$296.0	$957.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Air Group, Inc.

Three Months Ended March 31 (in millions)	2008	2007
Cash flows from operating activities:
Net loss	$(35.9)	$(10.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Fleet transition costs, including impairment charge	5.8	3.0
Depreciation and amortization	49.3	41.9
Stock-based compensation	3.2	2.5
Changes in fair values of open fuel hedge contracts	(9.9)	(13.3)
Changes in deferred income taxes	(23.8)	(4.8)
Tax benefit from stock option exercises	—	(0.5)
Increase in receivables - net	(20.8)	(24.1)
Increase in prepaid expenses and other current assets	(15.0)	(26.7)
Increase in air traffic liability	109.1	140.1
Increase in other current liabilities	19.8	3.1
Decrease in deferred revenue and other-net	(47.4)	(46.8)

Net cash provided by operating activities	34.4	64.1

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(117.4)	(230.1)
Other flight equipment	(16.9)	(16.3)
Other property and equipment	(9.8)	(7.6)

Total property and equipment additions	(144.1)	(254.0)
Proceeds from disposition of assets	5.4	1.9
Purchases of marketable securities	(259.2)	(474.7)
Sales and maturities of marketable securities	175.1	450.7
Restricted deposits and other	1.2	(0.4)

Net cash used in investing activities	(221.6)	(276.5)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	291.6	163.4
Long-term debt payments	(57.1)	(24.9)
Purchase of treasury stock	(40.6)	—
Proceeds from issuance of common stock	0.9	3.7
Tax benefit from stock option exercises	—	0.5

Net cash provided by financing activities	194.8	142.7

Net change in cash and cash equivalents	7.6	(69.7)
Cash and cash equivalents at beginning of year	204.3	230.7

Cash and cash equivalents at end of period	$211.9	$161.0

Supplemental disclosure of cash paid (received) during the period for:
Interest (net of amount capitalized)	$14.3	$9.9
Income taxes	$3.9	(4.1)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Alaska Air Group, Inc.

Note 1. Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of March 31, 2008, as well as the results of operations for the three months ended March 31, 2008 and 2007. The adjustments made were of a normal recurring nature.

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

Securities Lending

The Company lends certain marketable securities to third parties for a time period of less than one year. During the time period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. As of March 31, 2008, the Company had $104.5 million of securities on loan under the program. These affected securities are included as marketable securities under current assets on the consolidated balance sheets.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair-value measurements required under other accounting pronouncements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company adopted this standard for financial assets and liabilities as of January 1, 2008.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

See below under “Cash, Cash Equivalents, and Marketable Securities” and Note 3 for further discussion.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. This statement was effective beginning January 1, 2008. The Company did not elect the fair value option.

Cash, Cash Equivalents and Marketable Securities

The Company uses the “market approach” in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets and considered to be liquid and easily tradable. Amounts measured at fair value as of March 31, 2008 are as follows:

	Level 1	Level 2	Level 3	Cash	Total
Cash and cash equivalents	$—	$18.0	$—	$193.9	$211.9
Marketable securities	116.1	593.8	—	—	709.9

Total	$116.1	$611.8	$—	$193.9	$921.8

Note 2. Fleet Transition

Alaska Transition to All-Boeing 737 Fleet

In March 2006, the Company’s Board of Directors approved a plan to accelerate the retirement of its MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of September 2008. At March 31, 2008, 10 MD-80s were in the fleet, all but four of which are under short-term operating lease arrangements that expire in 2008.

Alaska’s four MD-80 aircraft under long-term lease arrangements will cease to be used well before the end of their respective lease terms. Management anticipates that once these aircraft have been removed from operations, the Company will store the aircraft at an aircraft storage facility or, if satisfactory arrangements can be made, sublease them or acquire them from the lessor and sell them. The Company will record a charge in its statement of operations when any of these options occurs, although the amount and timing of any charge cannot be estimated at this time.

Horizon Fleet Transition

Horizon has an arrangement with another carrier to sublease 16 of its Bombardier Q200 aircraft. Each sublease will result in a loss for Horizon approximating the difference between the lease payments and the sublease receipts that will be recorded when the specific aircraft leave Horizon’s fleet. During the first quarter of 2008, three of the Q200s were delivered to the other carrier, resulting in a sublease loss of $5.8 million.

On April 23, 2007, Horizon announced an order for 15 additional Q400 aircraft, with options to purchase 20 more. These aircraft will be delivered in 2008 and 2009. With this order, Horizon plans to phase out its remaining leased Q200 aircraft by mid 2009 and is in the process of negotiating transactions that would allow it to dispose of these aircraft. The Company may have a loss on the phase-out of the remaining Q200s, depending on market conditions at that time. However, the nature, timing or amount of any potential loss cannot be reasonably estimated at this point for the aircraft that are not part of the sublease agreement described above.

On April 23, 2008, the Company’s Board of Directors approved a plan to transition Horizon to an all Q400 fleet and remove its CRJ-700 fleet from operations within two years, along with the Q200 transition described above. As a result of the decision, management expects to record an impairment charge in the second quarter associated with two owned CRJ-700s and the fleet-related spare parts. Although the actual amount has not yet been finalized, management expects the impairment charge to be between $10 million and $15 million, before tax.

In addition, Horizon plans to remove all 18 leased CRJ-700 aircraft from operations prior to the end of the contractual lease terms. The Company is currently evaluating various alternatives to dispose of these aircraft in the most economically feasible way. The nature, timing or amount of any potential gain or loss associated with these transactions cannot be reasonably estimated at this time.

Note 3. Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options, collar structures and swap agreements for crude oil, among other initiatives.

The Company records derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value. Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Raw or “into-plane” fuel cost	$311.9	$195.5
Changes in value and settlements of fuel hedge contracts	(29.9)	(10.6)

Aircraft fuel expense	$282.0	$184.9

The Company realized gains of $29.2 million and $1.8 million in the three months ended March 31, 2008 and 2007, respectively, on fuel hedge contracts that settled during the period.

The Company uses the “market approach” in determining the fair value of its hedge portfolio. The Company’s fuel hedging contracts consist of over-the-counter contracts, which are not traded on an exchange. The fair value of these contracts are determined based on observable inputs that are readily available in active markets or can be derived from information available in active quoted markets. Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy described in SFAS 157.

Outstanding future fuel hedge positions are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Second Quarter 2008	50%	52.5	$73
Third Quarter 2008	50%	56.5	$78
Fourth Quarter 2008	50%	51.5	$77

Remainder of 2008	50%	160.5	$76

First Quarter 2009	16%	16.7	$84
Second Quarter 2009	16%	17.5	$83
Third Quarter 2009	11%	12.5	$83
Fourth Quarter 2009	10%	10.6	$82

Full Year 2009	13%	57.3	$83

As of March 31, 2008 and December 31, 2007, the fair values of the Company’s fuel hedge positions were $122.4 million and $112.5 million, respectively, including capitalized premiums of $40.2 million and $30.9 million, respectively, and are presented as both current and non-current assets in the condensed consolidated balance sheets.

Note 4. Long-term Debt

Long-term debt obligations were as follows (in millions):

	March 31, 2008	December 31, 2007
Fixed-rate notes payable due through 2022	$1,171.3	$783.9
Variable-rate notes payable due through 2019	317.3	430.8
Pre-delivery payment facility expiring in 2009	46.4	85.8

Long-term debt	1,535.0	1,300.5
Less current portion	(155.0)	(175.9)

	$1,380.0	$1,124.6

During the first three months of 2008, Alaska borrowed $98.0 million using fixed-rate debt secured by flight equipment and made payments of $56.7 million, including $39.4 million on its pre-delivery payment facility. Additionally, Horizon financed 13 of its recently delivered Q400 aircraft using a fixed-rate debt arrangement with proceeds totaling $193.6 million and made normal debt payments of $0.4 million.

Note 5. Common Stock Repurchase

In September 2007, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock. The Company completed the $100 million common stock repurchase program on February 29, 2008. Under that program, the Company repurchased 4,113,782 shares, or 10 percent of the outstanding stock at the start of the program, at an average price of $24.31 per share. During the three months ended March 31, 2008, the Company repurchased 1,443,700 shares for approximately $35.3 million.

In March 2008, the Company announced a new $50 million common stock repurchase program. Through March 31, 2008, the Company had repurchased 175,000 shares of its common stock for approximately $3.3 million under this new program. The Company has temporarily stopped further repurchases under this program given the uncertainty in the economic environment.

Note 6. Employee Benefit Plans

Pension Plans - Qualified Defined Benefit

Net pension expense for the three months ended March 31 included the following components (in millions):

	2008	2007
Service cost	$12.2	$13.3
Interest cost	15.7	15.0
Expected return on assets	(17.9)	(16.3)
Amortization of prior service cost	1.1	1.0
Actuarial loss	1.4	3.0

Net pension expense	$12.5	$16.0

The Company contributed $17.2 million to its qualified defined-benefit plans during the three months ended March 31, 2008, and expects to contribute an additional $34.5 million to these plans during the remainder of 2008. The Company made $17.5 million in contributions to its defined-benefit pension plans during the three months ended March 31, 2007.

Pension Plans - Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.9 million for the three months ended March 31, 2008 and 2007.

Postretirement Medical Benefits

Net periodic benefit cost for the postretirement medical plans for the three months ended March 31 included the following components:

	2008	2007
Service cost	$1.1	$1.2
Interest cost	1.5	1.4
Amortization of prior service cost	(0.1)	(0.1)
Actuarial loss	0.3	0.4

Net periodic benefit cost	$2.8	$2.9

Note 7. Other Assets Other assets consisted of the following (in millions):
	March 31, 2008	December 31, 2007
Restricted deposits (primarily restricted investments)	$85.8	$90.4
Deferred costs and other*	74.6	36.1

	$160.4	$126.5

*	Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

Note 8. Mileage Plan

Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	March 31, 2008	December 31, 2007
Current Liabilities:
Other accrued liabilities	$262.5	$239.7
Other Liabilities and Credits (non-current):
Deferred revenue	403.0	387.8
Other liabilities	18.2	21.0

	$683.7	$648.5

Alaska’s Mileage Plan revenue is included under the following condensed consolidated statements of operations captions for the three months ended March 31 (in millions):

	2008	2007
Passenger revenues	$25.3	$28.3
Other - net revenues	26.7	27.9

	$52.0	$56.2

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

During the three months ended March 31, 2008, the Company granted 302,854 options with a weighted-average fair value of $12.05 per share. During the same period in the prior year, the Company granted 154,515 options with a weighted-average fair value of $20.98 per share.

The Company recorded stock-based compensation expense related to stock options of $1.0 million ($0.6 million after tax) and $0.9 million ($0.6 million after tax) for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, $10.0 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.9 years.

As of March 31, 2008, options to purchase 2,774,340 shares of common stock were outstanding with a weighted-average exercise price of $31.99. Of that total, 1,997,227 were exercisable at a weighted-average exercise price of $31.65.

Restricted Stock Awards

During the three months ended March 31, 2008, the Company awarded 155,387 restricted stock units (RSUs) to certain employees, with a weighted-average grant date fair value of $27.46. This amount reflects the value of the total RSU awards at the grant date based on the closing price of the Company’s common stock. Compensation cost for RSUs is recognized over three years from the date of grant as the awards “cliff vest” after three years. The Company recorded stock-based compensation expense related to RSUs of $1.3 million ($0.8 million after tax) for both of the three-month periods ended March 31, 2008 and 2007.

As of March 31, 2008, $8.9 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.1 years.

Performance Stock Awards

During the first quarters of 2008 and 2007, the Company awarded Performance Share Unit awards (PSUs) to certain executives. These award types are similar to restricted stock units (RSUs), but vesting is based on a performance condition tied to the Company achieving a specified pretax margin over a three-year period. The PSU Plan allows a portion of the PSUs to vest even if the specified pretax margin falls below the target, and additional shares to be granted if the margin target is exceeded, subject to a maximum. The Company intends to regularly review its assumptions about meeting the performance goal and expected vesting, and to adjust the related compensation expense accordingly. The Company recorded compensation expense related to PSUs of $0.2 million ($0.1 million after tax) and $0.1 million ($0.1 million after tax) during the three months ended March 31, 2008 and 2007, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan. Compensation expense recognized under the plan was $0.7 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the three months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Stock options	$1.0	$0.9
Restricted stock units	1.3	1.3
Performance share units	0.2	0.1
Employee stock purchase plan	0.7	0.2

Total stock-based compensation	$3.2	$2.5

Note 10. Operating Segment Information Operating segment information for Alaska and Horizon for the three-month period ended March 31 was as follows (in millions):
	Three Months Ended March 31,
	2008	2007
Operating revenues:
Alaska – mainline (1)	$663.0	$602.5
Alaska – purchased capacity (1)	70.4	57.3

Total Alaska	733.4	659.8
Horizon	177.2	161.6
Other (2)	0.3	0.3
Elimination of intercompany revenues	(71.4)	(62.3)

Consolidated	$839.5	$759.4

Loss before income tax:
Alaska – mainline	$(31.6)	$2.6
Alaska – purchased capacity	(6.3)	(10.1)

Total Alaska	(37.9)	(7.5)
Horizon	(17.2)	(9.2)
Other (2)	(1.0)	(1.1)

Consolidated	$(56.1)	$(17.8)

	March 31, 2008	December 31, 2007
Total assets at end of period:
Alaska	$4,379.8	$4,221.1
Horizon	676.5	629.0
Other (2)	1,102.2	1,130.3
Elimination of intercompany accounts	(1,381.4)	(1,489.5)

Consolidated	$4,777.1	$4,490.9

(1)	Alaska mainline revenue represents revenue from passengers aboard Alaska jets, freight and mail revenue, and all other revenue. Purchased capacity revenue represents that revenue earned by Alaska on capacity provided by Horizon and a small third party under a capacity purchase arrangement.

(2)	Includes the parent company, Alaska Air Group, Inc., including its investments in Alaska and Horizon, which are eliminated in consolidation.

Note 11. Contingencies

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. The Company expects, but has not yet received, a decision from the arbitrator in the first half of 2008.

Other items

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected.

Management believes the ultimate disposition of the matters discussed above is not likely to materially affect the Company’s financial position or results of operations. This statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our condensed consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission including those listed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. This overview summarizes MD&A, which includes the following sections:

•	First Quarter in Review – highlights from the first quarter of 2008 outlining some of the major events that happened during the period and how they affected our financial performance.

•

Results of Operations – an in-depth analysis of the results of operations of Alaska and Horizon for the three months ended March 31, 2008. We believe this analysis will help the reader better understand our condensed consolidated statements of operations. This section also includes forward-looking statements regarding our view of the remainder of 2008.

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

FIRST QUARTER IN REVIEW

Our consolidated pretax loss was $56.1 million for the first quarter of 2008 compared to $17.8 million in the first quarter of 2007. The first quarter of 2008 was characterized by escalating fuel prices. Fuel prices once again reached record levels at over $110 per barrel for crude oil, which resulted in a $116.4 million, or 60%, increase in our raw fuel cost over the first quarter of 2007, which far exceeded our $80.1 million increase in total consolidated operating revenues. Other significant developments during the first quarter of 2008 are described below.

Common Stock Repurchase

In September 2007, our Board of Directors authorized the Company to repurchase up to $100 million of our common stock over a twelve-month period. We completed the repurchase in February 2008 resulting in the repurchase of 4.1 million shares of our outstanding common stock. On March 13, 2008, we announced a new $50 million common stock repurchase program. Through April 24, 2008, we had repurchased 605,700 shares of our common stock for approximately $11.7 million under this new program. The repurchased shares have been recorded as treasury shares in our condensed consolidated balance sheets.

We have temporarily stopped further repurchases under this program given the uncertainty in the economic environment. However, if the circumstances warrant, we may from time to time consider repurchasing shares of our common stock in the open market under our existing share repurchase program.

Alaska Fleet Transition

Our fleet transition at Alaska continues to progress as planned. We now expect to remove all MD-80s from service by the end of September 2008.

We currently have four MD-80 aircraft under long-term lease arrangements that we plan to cease operating before the end of their respective lease terms. We anticipate that once these aircraft have been removed from operations, we will store the aircraft at an aircraft storage facility or, if satisfactory arrangements can be made, sublease them or acquire them from the lessor and sell them. We will record an operating charge in our statement of operations if any of these occur although the amount and timing of any charge cannot be estimated at this time.

Horizon Fleet Transition

In 2006, Horizon entered into an agreement to sublease up to 16 of its Bombardier Q200 aircraft to a third party. During the quarter, three aircraft were transferred, resulting in a loss on the sublease arrangement of $5.8 million that is reflected as “Fleet transition costs – Horizon” in the condensed consolidated statements of operations.

On April 23, 2007, we announced an order for 15 additional Q400 aircraft, with options for 20 more. These aircraft will be delivered in 2008 and 2009. With this order, we plan to phase out the remaining leased Q200 aircraft by the end of 2009, and we are in the process of negotiating transactions that would allow for their exit from the fleet. The amount or timing of any potential loss or gain on the transaction cannot be reasonably estimated at this time.

On April 23, 2008, the Air Group Board of Directors approved a plan to transition Horizon to an all Q400 fleet and remove our CRJ- 700 fleet from operations within two years, along with the Q200 transition noted above. This plan allows Horizon to lower annual operating expenses by reducing the size of its fleet, leveraging the favorable economics of the Q400, and achieving the favorable economics and efficiencies of a single fleet type. As a result of the decision, we expect to record a non-cash impairment charge in the second quarter associated with two owned CRJ-700s and the fleet-related spare parts. Although the actual amount has not yet been finalized, we expect the impairment charge to be between $10 million and $15 million, before tax.

In addition, Horizon plans to remove all of its 18 leased CRJ-700 aircraft from operations prior to the end of the contractual lease terms. We are currently evaluating various alternatives to dispose of these aircraft in the most economically feasible way. The nature, timing or amount of any potential gain or loss associated with these transactions cannot be reasonably estimated at this time.

Fee Changes

We plan to raise certain fees to better align those fees with the current costs of providing added services. These include increasing the charge for booking through reservations and airport sales agents from $10 to $15, raising the fee for overweight baggage from $25 to $50, increasing the charge for transporting pets in the cabin from $75 to $100 one-way, and raising the unaccompanied minor fee from $30 to $75 for one-way nonstop flights and from $60 to $75 for connecting flights. The increases are effective May 21, 2008.

By summer, the airlines also will begin charging $25 for a second checked bag. First class and top-tier Mileage Plan members and customers on flights within the state of Alaska will be exempt from the new fee.

When fully implemented along with the fleet transition at Horizon, we expect that these changes could generate up to a combined $150 million of additional revenue and costs savings on an annual basis.

Operational Performance

Our core promise to our customers is to get them and their bags where we promise, safely and on time. We have not delivered on that promise over the past several years, and at both Alaska and Horizon, we have made operational performance one of our top initiatives for 2008. Although we have more improvements to make, we are pleased with our progress so far in 2008. In each month of the first quarter, we have exceeded our prior-year performance in both on-time arrivals and schedule completion rates.

New Markets

In the first quarter, we announced that Alaska would begin service to its third Hawaiian island, Maui, on July 17, 2008. This service will include year-round daily flights from Seattle and seasonal flights twice weekly from Anchorage. Horizon has also announced new twice-daily service from Los Angeles to Flagstaff, Arizona beginning June 23, 2008.

Outlook

We currently expect Alaska mainline capacity to increase by 2% and Horizon total system capacity to decline by 4% to 5% in 2008 compared to 2007. The expected capacity increase at Alaska is due primarily to the anticipated delivery of 17 new B737-800 aircraft in 2008 and the annualization of capacity additions that resulted from 14 B737-800 aircraft delivered in 2007, offset by the retirement of 15 MD-80 aircraft and, to a lesser extent, scheduled retirement of other aircraft. Although capacity is expected to increase at Alaska, total departures at Alaska are expected to decline nearly 5% compared to 2007.

We will continue to monitor our flight schedules to see if there are further opportunities to reduce capacity or unprofitable flying. In April 2008, we eliminated our Oakland – Orange County route and Alaska shifted to Horizon its daily flights from Seattle to Reno and Boise in an effort to reduce costs and improve the results in these markets. We also shifted some of this capacity to increase our service from Seattle to several California markets in response to increased competition on the West Coast. We anticipate redeploying three to five percent of existing network capacity to other markets to generate new revenue in the fall schedule.

Horizon’s expected capacity decrease is due largely to the anticipated reduction of several Q200 aircraft and the retirement of one to six CRJ700s, offset by the delivery of three or four new Q400 aircraft in 2008 and the annualization of 13 new Q400 aircraft delivered in 2007. Additionally, there has been an increase in the number of seats on a portion of the fleet of Q400s from 74 seats to 76 seats (all Q400 aircraft will have 76 seats by the end of 2008). The aircraft deliveries in 2008 at both Alaska and Horizon are planned to primarily replace outgoing aircraft, increase frequency in some of our existing markets and, to a lesser degree, serve new markets.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 TO THREE MONTHS ENDED MARCH 31, 2007

Our consolidated net loss for the first quarter of 2008 was $35.9 million, or $0.97 per share, compared to a net loss of $10.3 million, or $0.26 per share, in 2007. Both periods include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market accounting related to our fuel hedge portfolio. In 2008, we recognized net mark-to-market gains of $0.7 million ($0.4 million after tax, or $0.01 per share), compared to losses of $8.8 million ($5.5 million after tax, or $0.13 per share) in the first quarter of 2007.

We believe disclosure of the impact of these individual charges is useful information to investors and other readers because:

•	it is useful to monitor performance without these items as it improves a reader’s ability to compare our results to the results of other airlines;

•

our results excluding these adjustments related to fuel hedge accounting is the basis for our various employee incentive plans, thus the information allows investors to better understand the changes in variable incentive pay expense in our condensed consolidated statements of operations;

•	our results excluding these items is most often used in internal management and board reporting and decision-making; and

•	we believe it is the basis by which we are evaluated by industry analysts.

Our consolidated results are primarily driven by the results of our two operating carriers. Alaska reported a pretax loss of $37.9 million in the first quarter of 2008, while Horizon reported a pretax loss of $17.2 million. Financial and statistical data for Alaska and Horizon are shown on pages 21 and 22, respectively. An in-depth discussion of the results of Alaska and Horizon begins on page 23.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended March 31
Financial Data (in millions):	2008		2007		% Change
Operating Revenues:
Passenger	$607.3		$545.9		11.2
Freight and mail	21.3		20.7		2.9
Other - net	34.4		35.9		(4.2)

Total mainline operating revenues	663.0		602.5		10.0
Passenger - purchased capacity	70.4		57.3		22.9

Total Operating Revenues	733.4		659.8		11.2

Operating Expenses:
Wages and benefits	190.2		187.3		1.5
Variable incentive pay	2.6		7.7		(66.2)
Aircraft fuel, including hedging gains and losses	233.7		157.6		48.3
Aircraft maintenance	42.1		34.3		22.7
Aircraft rent	28.2		26.3		7.2
Landing fees and other rentals	41.9		41.8		0.2
Contracted services	34.7		29.4		18.0
Selling expenses	26.5		31.6		(16.1)
Depreciation and amortization	38.8		35.4		9.6
Food and beverage service	11.7		10.6		10.4
Other	41.8		39.8		5.0

Total mainline operating expenses	692.2		601.8		15.0
Purchased capacity costs	76.7		67.4		13.8

Total Operating Expenses	768.9		669.2		14.9

Operating Loss	(35.5)		(9.4)		NM

Interest income	13.1		15.9
Interest expense	(21.8)		(20.4)
Interest capitalized	5.9		6.3
Other - net	0.4		0.1

	(2.4)		1.9

Loss Before Income Tax	$(37.9)		$(7.5)		NM

Mainline Operating Statistics:
Revenue passengers (000)	4,080		3,862		5.6
RPMs (000,000) “traffic”	4,526		4,066		11.3
ASMs (000,000) “capacity”	6,084		5,694		6.8
Passenger load factor	74.4%		71.4%		3.0	pts
Yield per passenger mile	13.42	¢	13.43	¢	(0.1)
Operating revenue per ASM (RASM)	10.90	¢	10.58	¢	3.0
Passenger revenue per ASM	9.98	¢	9.59	¢	4.1
Operating expenses per ASM	11.38	¢	10.57	¢	7.6
Aircraft fuel cost per ASM	3.84	¢	2.77	¢	38.6
Aircraft fuel cost per gallon	$2.72		$1.87		45.4
Economic fuel cost per gallon	$2.72		$1.95		39.5
Fuel gallons (000,000)	85.9		84.2		2.0
Average number of full-time equivalent employees	9,881		9,542		3.6
Aircraft utilization (blk hrs/day)	10.8		10.8		—
Average aircraft stage length (miles)	969		917		5.7
Operating fleet at period-end	115		114		1	a/c
Regional Operating Statistics:
RPMs (000,000)	267		220		21.4
ASMs (000,000)	363		316		14.9
Passenger load factor	73.6%		69.6%		4.0	pts
Yield per passenger mile	26.37	¢	26.05	¢	1.2
Operating revenue per ASM	19.39	¢	18.13	¢	7.0
Operating expenses per ASM	21.13	¢	21.33	¢	(0.9)

NM = Not Meaningful

Horizon Air Financial and Statistical Data (unaudited)

	Three Months Ended March 31
Financial Data (in millions):	2008		2007		% Change
Operating Revenues:
Passenger	$174.1		$159.4		9.2
Freight and mail	0.6		0.5		20.0
Other - net	2.5		1.7		47.1

Total Operating Revenues	177.2		161.6		9.7

Operating Expenses:
Wages and benefits	50.3		48.9		2.9
Variable incentive pay	1.0		2.8		(64.3)
Aircraft fuel, including hedging gains and losses	48.3		27.3		76.9
Aircraft maintenance	15.9		24.2		(34.3)
Aircraft rent	15.4		17.0		(9.4)
Landing fees and other rentals	14.4		13.2		9.1
Contracted services	8.0		6.1		31.1
Selling expenses	8.0		7.4		8.1
Depreciation and amortization	10.2		6.2		64.5
Food and beverage service	0.6		0.6		—
Other	12.8		12.8		—
Fleet transition costs	5.8		3.0		NM

Total Operating Expenses	190.7		169.5		12.5

Operating Loss	(13.5)		(7.9)		NM

Interest income	1.4		1.0
Interest expense	(5.7)		(3.0)
Interest capitalized	0.6		0.8
Other - net	—		(0.1)

	(3.7)		(1.3)

Loss Before Income Tax	$(17.2)		$(9.2)		NM

Operating Statistics:
Revenue passengers (000)	1,852		1,609		15.1
RPMs (000,000) “traffic”	658		627		4.9
ASMs (000,000) “capacity”	942		925		1.8
Passenger load factor	69.9%		67.8%		2.1	pts
Yield per passenger mile	26.46	¢	25.42	¢	4.1
Operating revenue per ASM (RASM)	18.81	¢	17.47	¢	7.7
Passenger revenue per ASM	18.48	¢	17.23	¢	7.3
Operating expenses per ASM	20.24	¢	18.32	¢	10.5
Aircraft fuel cost per ASM	5.12	¢	2.95	¢	73.6
Fleet transition costs per ASM	0.62	¢	0.32	¢	NM
Aircraft fuel cost per gallon	$2.73		$1.87		46.0
Economic fuel cost per gallon	$2.78		$2.01		38.3
Fuel gallons (000,000)	17.7		14.6		21.2
Average number of full-time equivalent employees	3,851		3,694		4.3
Aircraft utilization (blk hrs/day)	8.3		8.7		(4.6)
Operating fleet at period-end	66		71		(5 a/ c	)

NM = Not Meaningful

ALASKA AIRLINES

Alaska reported a loss before income taxes of $37.9 million during the first quarter of 2008 compared to a $7.5 million loss in the first quarter of 2007. The $30.4 million difference between the periods is primarily the result of the significant rise in fuel cost between the periods, higher purchased capacity costs and higher maintenance costs, partially offset by increases in revenue.

ALASKA REVENUES

Total operating revenues increased $73.6 million, or 11.2%, during the first quarter of 2008 as compared to the same period in 2007. The changes are summarized in the following table:

	March 31, 2008	March 31, 2007	% Change
Passenger Revenue - Mainline	$607.3	$545.9	11.2
Freight and mail	21.3	20.7	2.9
Other - net	34.4	35.9	(4.2)

Total Mainline Revenues	$663.0	$602.5	10.0

Passenger Revenue - purchased capacity	70.4	57.3	22.9

Total Operating Revenues	$733.4	$659.8	11.2

Operating Revenue – Mainline

Mainline passenger revenue increased 11.2% on a 6.8% increase in available seat miles and a 4.1% increase in passenger unit revenues. Passenger unit revenues were positively impacted by a 3.0 point increase in load factor, from 71.4% to 74.4%; however, yields were relatively flat. Our average trip length has increased with the Hawaii service and other longer flights, putting downward pressure on yields. We estimate that the longer stage lengths impacted yields by about 2%. Our load factor in April 2008 was 76.9%, which is flat compared to April 2007. Our advance bookings currently suggest that load factors will be up about 1 point in both May and June compared to the prior year.

Freight and mail revenue increased by $0.6 million, or 2.9%, primarily as a result of higher yields and fuel surcharges, offset by lower volumes.

Other – net revenues decreased $1.5 million, or 4.2%. Mileage Plan revenues represented $1.2 million of the decrease as revenue associated with redemptions on other airlines declined compared to the first quarter of 2007. The decline was partially offset by an increase in Mileage Plan revenues resulting from higher commission revenue associated with an increase in the sale of mileage credits to our bank partner. When we sell mileage credits, we defer the majority of the proceeds and recognize that revenue when award travel takes place. Commission revenue represents the difference between the proceeds from the sale of miles and the amount we defer.

Passenger Revenue – Purchased Capacity

Passenger revenue – purchased capacity increased by $13.1 million to $70.4 million because of a 21.4% increase in passenger traffic and a 7.0% increase in unit revenues compared to the prior year. Unit revenues increased due to a 4.0 point increase in load factor combined with a 1.2% increase in ticket yields. The Capacity Purchase Arrangement (CPA) with Horizon is the primary driver of the increase as more markets that were historically flown by Alaska aircraft are shifted to the CPA.

During the first quarter, regional flying expenses exceeded regional passenger revenues by $6.3 million, compared to $10.1 million in the first quarter of 2007. Revenues in these CPA markets are highly seasonal in nature. For example, purchased capacity operating margins by quarter were as follows in 2007:

(in millions)	Q1 2007	Q2 2007	Q3 2007	Q4 2007
Purchased capacity margin	$(10.1)	$(3.1)	$0.6	$(8.8)

However, the reported results of purchased capacity flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

ALASKA EXPENSES

For the quarter, total operating expenses increased $99.7 million compared to the same period in 2007 due to the significant increases in fuel expense, higher costs associated with purchased capacity flying and higher maintenance costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

Operating Expenses (in millions)	March 31, 2008	March 31, 2007	% Change
Mainline operating expenses	$692.2	$601.8	15.0
Purchased capacity costs	76.7	67.4	13.8

Total Operating Expenses	$768.9	$669.2	14.9

Mainline Operating Expenses

Total mainline operating costs increased $90.4 million, or 15.0%, from the first quarter of 2007. The increase was primarily due to the $76.1 million increase in aircraft fuel expense from the first quarter of 2007 and increases in maintenance costs and contracted services. Significant variances from the first quarter of 2007 are described more fully below.

Variable Incentive Pay

Variable incentive pay declined from $7.7 million, or 66.2%, to $2.6 million. The decline reflects lower year-over-year accruals for profit-based incentives that are based on estimated full-year results.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio that we include in our income statement as the value of the portfolio increases and decreases. By definition, our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses when the underlying instrument increases or decreases in value as crude oil prices increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and transportation charges. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers.

Aircraft fuel expense increased $76.1 million, or 48.3%, compared to the first quarter of 2007. The elements of the change are illustrated in the following table:

	Three Months Ended March 31
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	85.9	84.2	2.0
Raw price per gallon	$3.00	$1.97	52.3

Total raw fuel expense	$257.7	$165.9	55.3

Impact on fuel expense from changes in value of the fuel hedge portfolio (gain)	(24.0)	(8.3)	NM

Aircraft fuel expense	$233.7	$157.6	48.3

Fuel gallons consumed increased by 2% on a 6.8% increase in capacity because of the improved fuel efficiency of our fleet as we transition out of the less-efficient MD-80 aircraft to newer, more-efficient B737-800 aircraft.

The raw fuel price per gallon increased by 52.3% as a result of higher West Coast jet fuel prices driven by higher crude oil costs.

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

Our economic fuel expense is calculated as follows:

	Three Months Ended March 31
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$257.7	$165.9	55.3
Less: cash received from settled hedges	(24.2)	(1.5)	NM

Economic fuel expense	$233.5	$164.4	42.0

Fuel gallons consumed	85.9	84.2	2.0

Economic fuel cost per gallon	$2.72	$1.95	39.5

NM = Not meaningful

The total cash benefit from hedges that settled during the period increased to $24.2 million in 2008 up from $1.5 million in 2007. The increase is primarily due to the dramatic increase in crude oil prices since the first quarter of 2007.

We currently expect economic fuel expense to be significantly higher for the full year of 2008 than in 2007 because of higher crude oil prices and refinery margins for jet fuel.

Aircraft Maintenance

Aircraft maintenance increased by $7.8 million, or 22.7%, compared to the prior-year quarter because of an increase in the number of engine and airframe maintenance events, partially offset by the benefits of our fleet transition plan as we replace our aging MD-80s with newer B737-800s. Our current expectation is that aircraft maintenance costs will be higher for the balance of 2008 compared to 2007 because of the timing of certain required maintenance events.

Contracted Services

Contracted services increased by $5.3 million, or 18.0%, compared to the first quarter of 2007 as a result of higher vendor costs at our Seattle station in order to help improve our operational performance.

Selling Expenses

Selling expenses declined by $5.1 million, or 16.1%, compared to the first quarter of 2007 as a result of lower Mileage Plan selling costs, primarily because of a favorable adjustment to the estimated liability to a partner airline for award travel, and lower ticket distribution costs resulting from revised contracts. The declines were partially offset by an increase in credit card commissions due to the increase in revenue.

Depreciation and Amortization

Depreciation and amortization increased $3.4 million, or 9.6%, compared to the first quarter of 2007. This is primarily due to the additional B737-800 aircraft delivered in 2007 and in the first quarter of 2008, partially offset by lower depreciation and amortization expense associated with our MD-80 fleet.

Mainline Unit Costs per Available Seat Mile

Operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit cost focuses not only on controlling the actual dollars we spend, but also on the ability to increase our capacity without adding a commensurate amount of cost.

Our mainline operating costs per ASM are summarized below:

	Three Months Ended March 31
	2008		2007		% Change
Total mainline operating expenses per ASM (CASM)	11.38	¢	10.57	¢	7.6
CASM includes the following components:
Aircraft fuel cost per ASM	3.84	¢	2.77	¢	38.6

We have separately listed in the above table our fuel costs per ASM. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress. We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

•

Mainline cost per ASM excluding fuel is one of the most important measures used by managements of both Alaska and Horizon and by the Air Group Board of Directors in assessing quarterly and annual cost performance. For Alaska Airlines, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 and MD-80 aircraft fleets branded in Alaska Airlines livery. The revenues and expenses associated with purchased capacity are evaluated separately.

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

•

Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items such as fleet transition costs and restructuring charges, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure the Company’s performance without these items for better comparability between periods and among other airlines.

•

Although we disclose our “mainline” passenger unit revenues for Alaska, we do not (nor are we able to) evaluate mainline unit revenues excluding the impact that rising fuel costs have had on ticket prices. Fuel represents approximately 30% of our total mainline operating expenses, and fluctuations in our fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

We currently forecast our mainline costs per ASM excluding fuel for the second quarter and full year of 2008 to be up 4% to 5% and flat, respectively, compared to 2007. Our primary goal for 2008 continues to be to improve our operational reliability, including our on-time performance, completion of scheduled flights, and baggage delivery metrics, with a special focus on our Seattle operations.

Purchased Capacity Costs

Purchased capacity costs increased $9.3 million, or 13.8%, from the first quarter of 2007 to $76.7 million in the first quarter of 2008. Of the total, $71.4 million was paid to Horizon under the CPA for 344 million ASMs. The balance includes amounts paid to a third party for the Dutch Harbor flying (which approximated the amount paid in 2007) and certain administrative and information technology costs borne by Alaska allocated to the purchased capacity flying costs. The increase was primarily due to the 15.8% capacity increase under the Horizon CPA and the increasing cost of fuel.

HORIZON AIR

Horizon reported a loss before income taxes of $17.2 million during the first quarter of 2008 compared to $9.2 million in the same period of 2007. The $8.0 million decrease is primarily due to higher operating costs, including significantly higher fuel costs, partially offset by a decline in maintenance expense and higher operating revenues. The increase in fuel costs is largely due to higher fuel prices and more volume. The increase in fuel volume is primarily due to the assimilation of capacity from the Frontier JetExpress flying which ended in November 2007.

HORIZON REVENUES

For the first quarter of 2008, operating revenues increased $15.6 million, or 9.7%, compared to 2007. Horizon’s passenger revenues are summarized in the table below:

	March 31, 2008		March 31, 2007
Revenues (in millions) and % of ASMs	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$102.7	63	$86.8	50
Revenue from CPA with Alaska	71.4	37	62.3	32
Revenue from CPA with Frontier JetExpress	—	—	10.3	18

Total Passenger Revenue and % of ASMs	$174.1	100	$159.4	100

Horizon’s system-wide operating revenue per ASM increased by 7.7% from the first quarter of 2007. The increase is largely due to the shift in capacity out of Frontier JetExpress flying (which produced relatively low RASM because of the terms of the contract and the longer-haul nature of the flying) to higher RASM brand and Alaska CPA flying. The Frontier JetExpress flying ceased in November 2007.

Line-of-business information is presented in the table below. In the CPA arrangements, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity. As a result, yield and load factor information for the CPA arrangements are not presented.

	Three Months Ended March 31, 2008
	Capacity and Mix			Load Factor			Yield			RASM
	Actual (000,000)	Change Y-O-Y	Current % Total	Actual	Point Change Y-O-Y		Actual		Change Y-O-Y	Actual		Change Y-O-Y
Brand Flying	598	29.0%	63	67.2%	0.1	pts	25.56	¢	(8.4%)	17.70	¢	(7.9%)
Alaska CPA	344	15.8%	37	NM	NM		NM		NM	20.75	¢	(1.0%)

System Total	942	1.8%	100	69.9%	2.1	pts	26.46	¢	4.1%	18.81	¢	7.7%

Horizon “brand” flying includes those routes in the Horizon system not covered by the Alaska CPA. Horizon controls all scheduling, routes and pricing for the flights, and has the inventory and revenue risk in those markets. Passenger revenue from Horizon brand flying increased $15.9 million or 18.3% on a 29% increase in brand capacity offset by a 7.9% decline in unit revenues. The decline in unit revenues was due to an 8.4% decline in yield in those markets on flat load factor results.

Revenue from the CPA with Alaska totaled $71.4 million during the first quarter of 2008 compared to $62.3 million in the first quarter of 2007. The increase is primarily due to a 15.8% increase in capacity provided under this arrangement. Under the CPA, the fee paid by Alaska is based on Horizon’s actual operating costs plus a specified margin. This revenue is eliminated in consolidation.

HORIZON EXPENSES

Total operating expenses increased $21.2 million, or 12.5%, as compared to the same period in 2007. One of the primary causes of variance from the first quarter of 2007 is the assimilation of the capacity from the Frontier JetExpress flying into Horizon markets. This resulted in increased fuel costs, station costs, landing fees, and other associated operational costs. Other significant period-over-period changes in the components of operating expenses are as follows:

Aircraft Fuel

Aircraft fuel increased $21.0 million, or 76.9%, compared to the first quarter of 2007. The elements of the change are illustrated in the following table:

	Three Months Ended March 31
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	17.7	14.6	21.2
Raw price per gallon	$3.06	$2.03	50.7

Total raw fuel expense	$54.2	$29.6	83.1

Impact on fuel expense from changes in value of the fuel hedge portfolio (gain)	(5.9)	(2.3)	NM

Aircraft fuel expense	$48.3	$27.3	76.9

The 21.2% increase in gallons consumed is primarily a function of the elimination of Frontier JetExpress flying. As those aircraft were redeployed into the Horizon fleet, Horizon now purchases the fuel, whereas under the JetExpress arrangement, fuel was purchased by Frontier. We expect to see similar year-over-year increases in the number of gallons consumed for the same reason Offsetting these increases in fuel consumption is the improved fuel efficiency of our fleet resulting from new Q400 aircraft deliveries. These more fuel-efficient aircraft have helped to improve the overall fuel-burn rate per ASM by approximately 12% from the first quarter of 2007.

The raw fuel price per gallon increased by 50.7% as a result of higher West Coast jet fuel prices driven by higher crude oil costs.

During 2008, we recorded mark-to-market gains reflecting an increase in the value of our fuel hedge portfolio between December 31, 2007 and March 31, 2008. In the first quarter of 2007, we recorded a mark-to-market loss, as oil prices on March 31, 2007 were lower than they were on December 31, 2006. Our hedge portfolio consists primarily of call options that are based on the prices of crude oil.

Our economic fuel expense is calculated as follows:

	Three Months Ended March 31
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$54.2	$29.6	83.1
Less: cash received from settled hedges	(5.0)	(0.3)	NM

Economic fuel expense	$49.2	$29.3	67.9

Fuel gallons consumed	17.7	14.6	21.2

Economic fuel cost per gallon	$2.78	$2.01	38.3

NM = Not meaningful

The total cash benefit from hedges that settled during the period increased to $5.0 million in 2008 from $0.3 million in 2007.

We currently expect economic fuel expense to be higher for the full year of 2008 than in 2007 because of higher crude oil prices and refinery margins for jet fuel.

Aircraft Maintenance

Aircraft maintenance expense declined $8.3 million, or 34.3%, primarily as a result of fewer scheduled maintenance events. 2007 had a higher number of CRJ and Q400 engine events than average. We expect maintenance expense will be approximately $15 million lower for all of 2008 compared to 2007.

Depreciation and Amortization

Depreciation and amortization increased $4.0 million, or 64.5%, as a result of the 13 new Q400s purchased in 2007. Additionally, we recorded higher depreciation expense on Q200 rotable parts since we now intend to phase out those aircraft by mid 2009.

Fleet Transition Costs

Fleet transition costs associated with the sublease of Q200 aircraft were $5.8 million during the first quarter of 2008, compared to $3.0 million in the same period of 2007. The increase is primarily due to three aircraft transferred in 2008 compared to two in 2007. We expect total fleet transition costs to be approximately $8 million during 2008.

Operating Costs per Available Seat Mile (CASM)

As discussed above, CASM is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. As at Alaska, Horizon’s efforts to reduce unit cost focuses not only on controlling the actual dollars spent, but also on increasing available seat miles without adding a commensurate amount of cost. We intend to increase capacity primarily through larger-gauge aircraft as we replace aging Q200 aircraft with larger Q400 aircraft. However, we do expect a reduction of capacity in 2008 as noted previously, which puts upward pressure on our unit costs.

Our operating costs per ASM are summarized below:

	Three Months Ended March 31
	2008		2007		% Change
Total operating expenses per ASM (CASM)	20.24	¢	18.32	¢	10.5
CASM includes the following components:
Aircraft fuel cost per ASM	5.12	¢	2.95	¢	73.6
Fleet transition costs per ASM	0.62	¢	0.32	¢	NM

We currently forecast our costs per ASM excluding fuel and fleet transition costs for the second quarter and full year of 2008 to be up about 3% and 1%, respectively, compared to 2007.

Consolidated Nonoperating Income (Expense)

Net nonoperating income (expense) was $(6.4) million in the first quarter of 2008 compared to $0.3 million in the first quarter of 2007. Interest income declined $4.1 million compared to the first quarter of 2007 as a result of lower average portfolio returns and a lower average cash and marketable securities balance.

Interest expense increased $2.4 million primarily resulting from new debt arrangements in 2007 and the first quarter of 2008, partially offset by lower interest rates on our variable-rate debt.

Consolidated Income Tax Expense (Benefit)

We provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual expectation. For the first quarter of 2008, we used the actual year-to-date effective tax rate, as we believe it to be our best estimate of the full-year rate at this time because of the difficulty in estimating the full-year pretax income or loss and our resulting effective income tax rate. Our effective income tax benefit rate on the pre-tax loss for the first quarter of 2008 was 36.0%, compared to 42.1% in the first quarter of 2007. In arriving at this rate, we considered a variety of factors, including year-to-date pre-tax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes. The effective rate for the first quarter of 2007 was positively impacted by a $1.7 million credit that resulted from the favorable impact of a state income tax matter. Excluding this benefit, our effective benefit rate would have been approximately 33% for the first quarter of 2007.

We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pre-tax income or loss and the magnitude of any nondeductible expenses in relation to that pre-tax amount.

Critical Accounting Estimates

For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

	March 31, 2008	December 31, 2007	Change
	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$921.8	$822.8	$99.0
Long-term debt, net of current portion	1,380.0	1,124.6	255.4
Shareholders’ equity	957.1	1,024.0	(66.9)
Book value per common share outstanding	$26.29	$26.91	$(0.62)
Long-term debt-to-capital	59%: 41%	52%:48%	NA
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	73%: 27%	70%:30%	NA

During the three months ended March 31, 2008, our cash and marketable securities increased $99.0 million to $921.8 million. The following discussion summarizes the primary drivers of the increase and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

During the first quarter of 2008, net cash provided by operating activities was $34.4 million, a decline of $29.7 million from the $64.1 million generated in the first quarter of 2007. The decline in operating cash flow was primarily due to the year-over-year deterioration of our pretax results. We expect similar year-over-year declines throughout the year as a result of increasing fuel costs.

Cash Used in Investing Activities

Cash used in investing activities was $221.6 million during the first quarter of 2008, compared to $276.5 million during the same period of 2007. Our capital expenditures were lower than the first quarter of 2007 as we purchased five Q400 aircraft and six B737-800 aircraft in the first quarter of 2007 compared to none and three, respectively, in 2008. Additionally, we had net purchases of marketable securities of $84.1 million.

We currently expect capital expenditures for 2008 to be as follows (in millions):

	Aircraft-related	Non-aircraft	Total
Alaska	$390	$75	$465
Horizon	100	5	105

Total Air Group	$490	$80	$570

Cash Provided by Financing Activities

Net cash provided by financing activities was $194.8 million during the first quarter of 2008 compared to $142.7 million during the same period of 2007. We obtained debt financing for 13 of our recently purchased Q400s and three new B737-800 aircraft. Offsetting this increase were normal long-term debt payments of $17.7 million, $39.4 million of payments on our pre-delivery payment facility, and the $40.6 million repurchase of 1.7 million shares of our common stock under the two repurchase programs.

We plan to meet our significant capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, along with additional debt financing and proceeds from our pre-delivery payment facility.

Pre-delivery Payment Facility

Alaska’s $172 million variable-rate revolving loan facility is available to provide a portion of the pre-delivery funding requirements of Alaska’s purchase of new Boeing 737-800 aircraft under the current aircraft purchase agreement. The maximum available amount is reduced to $152 million beginning in August 2009. The facility expires on August 31, 2011. The interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by Alaska’s rights under the Boeing purchase agreement. The principal amounts outstanding on the facility relate to specified aircraft and will be repaid at the time that Alaska takes delivery of the aircraft, if not sooner. As of March 31, 2008, $46.4 million was outstanding.

Subsequent to March 31, 2008, Alaska borrowed an additional $100 million under this facility bringing the total outstanding balance to approximately $146 million. Because of the expected decline in purchase deposits with Boeing, we expect the outstanding balance to be significantly lower at the end of 2008, although we may borrow additional funds throughout the year.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

Aircraft Purchase Commitments

At March 31, 2008, we had firm orders for 43 aircraft requiring aggregate payments of approximately $927 million, as set forth below. In addition, Alaska has options to acquire 45 additional B737-800s and Horizon has options to acquire 20 Q400s. Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft through operating lease arrangements, long-term debt or internally generated cash.

During the first quarter of 2008, Alaska took delivery of three owned B737-800 aircraft, all of which were paid for with cash on hand; then one was subsequently financed with a fixed-rate debt arrangement. Alaska also financed two of the 2007 deliveries during the first quarter of 2008 with fixed-rate debt arrangements. Additionally, Alaska took delivery of one B737-800 aircraft under an operating lease arrangement.

The following table summarizes aircraft purchase commitments as of March 31, 2008 and payments by year:

Delivery Period - Firm Orders

Aircraft	April 1 – December 31, 2008	2009	2010	2011	Total
Boeing 737-800	13	6	6	3	28
Bombardier Q400	3	12	—	—	15

Total	16	18	6	3	43

Payments (Millions)	$368.8	$355.3	$157.9	$44.9	$926.9

The 2008 deliveries of B737-800 aircraft are more heavily weighted toward the last six months of the year. The Q400 deliveries are expected in the fourth quarter of 2008. Financing for seven of the remaining 2008 B737-800 deliveries has already been arranged. We expect to either pay cash for the remaining deliveries or arrange debt financing. Our agreements with Boeing and Bombardier provide us with flexibility to adjust aircraft deliveries in the future should we wish to accelerate or slow our growth.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of March 31, 2008. This table excludes contributions to our various pension plans, which we expect to be approximately $50 million to $75 million per year through 2012.

(in millions)	April 1 – December 31, 2008	2009	2010	2011	2012	Beyond 2013	Total
Current and long-term debt obligations	$80.8	$112.7	$119.2	$153.1	$196.4	$826.4	$1,488.6
Current and long-term portions of the pre-delivery payment facility	46.4	—	—	—	—	—	46.4
Operating lease commitments (1)	130.0	237.2	222.5	183.3	182.9	540.9	1,496.8
Aircraft purchase commitments	368.8	355.3	157.9	44.9	—	—	926.9
Interest obligations (2)	67.6	84.8	77.3	68.8	58.8	177.1	534.4
Other purchase obligations (3)	21.6	30.0	30.3	30.6	30.9	62.7	206.1

Total	$715.2	$820.0	$607.2	$480.7	$469.0	$1,607.1	$4,699.2

(1)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. The aircraft operating leases include lease obligations for four leased MD-80 aircraft, all of which we intend to retire earlier than expected in connection with our fleet transition plan.

(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of March 31, 2008.

(3)	Includes minimum obligations under our long-term power-by-the-hour maintenance agreement, but excludes $27.9 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Effect of Inflation

Inflation and price changes other than for aircraft fuel and passenger fares do not have a significant effect on our operating revenues, operating expenses and operating income.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 10-K except as follows:

Market Risk – Aircraft Fuel

Currently, our fuel-hedging portfolio consists exclusively of crude oil call options. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of March 31, 2008 would increase or decrease the fair value of our hedge portfolio by approximately $41 million and $37 million, respectively.

We have fuel purchase contracts that fix the refining margin we pay for approximately 50% of our fuel consumption in the second quarter of 2008. We currently do not have similar contracts in place for any future quarters.

Our portfolio of fuel hedge contracts was worth $122.4 million at March 31, 2008, including $40.2 million of capitalized premiums paid to counterparties, compared to a portfolio value of $112.5 million at December 31, 2007. See Note 3 to our condensed consolidated financial statements, for further discussion.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are defined as controls and procedures designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required dislcosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the Ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. We expect, but have not yet received, a decision from the arbitrator in the first half of 2008.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by Issuer

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (2)
January 1, 2008 through January 31, 2008 (1)	869,600	$23.49
February 1, 2008 – February 29, 2008 (1)	574,100	$25.94
March 1, 2008 – March 18, 2008 (1)	76,800	$25.42
March 19, 2008 – March 31, 2008 (2)	175,000	$18.98

Total	1,695,500	$23.94	$46,678,315

(1)	Purchased pursuant to a $100 million repurchase plan authorized by the Board of Directors in September 2007. The total number of shares purchased under this plan was 4,113,782. This plan has terminated and no further shares will be purchased under this plan.

(2)	Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in March 2008. The plan expires after twelve months. The remaining dollar value of shares that can be purchased is solely under this $50 million plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index on page 38.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIR GROUP, INC .
Registrant

Date: May 7, 2008

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Controller (Principal Accounting Officer)

By:	/s/ Bradley D. Tilden
Bradley D. Tilden
Executive Vice President/Finance and Planning and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

31.1 *	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 *	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 *	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished, not filed.)

32.2 *	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished, not filed.)

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

*	Filed herewith.