Form 10-Q
period 2008-06-30
ALASKA AIR GROUP INC
filed 2008-08-08
CIK 766421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant has 36,019,026 common shares, par value $1.00, outstanding at July 31, 2008.

ALASKA AIR GROUP, INC.

Quarterly Report on Form 10-Q for the three months ended June 30, 2008

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

•

the timing of disposal and amounts of potential lease termination payments with lessors for our remaining MD-80, CRJ-700 and Q200 leased aircraft and related sublease payments from sublessees, if applicable;

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

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

Alaska Air Group, Inc.

ASSETS

(in millions)	June 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$179.1	$204.3
Marketable securities	826.9	618.5

Total cash and marketable securities	1,006.0	822.8
Securities lending collateral	111.3	111.9
Receivables - net	165.0	138.0
Inventories and supplies - net	59.7	46.6
Deferred income taxes	63.4	84.9
Fuel hedge contracts	233.3	100.7
Prepaid expenses and other current assets	95.3	85.4

Total Current Assets	1,734.0	1,390.3

Property and Equipment
Aircraft and other flight equipment	3,219.2	2,981.2
Other property and equipment	590.9	574.5
Deposits for future flight equipment	438.4	430.0

	4,248.5	3,985.7
Less accumulated depreciation and amortization	1,106.7	1,023.4

Total Property and Equipment - Net	3,141.8	2,962.3

Fuel Hedge Contracts	71.9	11.8

Other Assets	147.8	126.5

Total Assets	$5,095.5	$4,490.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY

(in millions except share amounts)	June 30, 2008	December 31, 2007
Current Liabilities
Accounts payable	$84.2	$101.5
Accrued aircraft rent	56.8	59.1
Accrued wages, vacation and payroll taxes	104.7	112.3
Other accrued liabilities	498.4	448.5
Air traffic liability	532.2	364.5
Securities lending obligation	111.3	111.9
Current portion of long-term debt	262.2	175.9

Total Current Liabilities	1,649.8	1,373.7

Long-Term Debt, Net of Current Portion	1,444.9	1,124.6

Other Liabilities and Credits
Deferred income taxes	128.1	132.6
Deferred revenue	442.5	413.6
Other liabilities	420.0	422.4

	990.6	968.6

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value Authorized: 100,000,000 shares Issued: 2008 - 42,915,668 shares 2007 - 42,821,986 shares	42.9	42.8
Capital in excess of par value	902.4	895.1
Treasury stock (common), at cost: 2008 - 6,896,506 shares 2007 - 4,771,306 shares	(161.4)	(112.5)
Accumulated other comprehensive loss	(132.8)	(133.3)
Retained earnings	359.1	331.9

	1,010.2	1,024.0

Total Liabilities and Shareholders’ Equity	$5,095.5	$4,490.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Alaska Air Group, Inc.

	Three Months Ended June 30		Six Months Ended June 30
(in millions except per-share amounts)	2008	2007	2008	2007
Operating Revenues
Passenger	$863.5	$836.2	$1,639.2	$1,532.0
Freight and mail	27.7	27.4	49.9	48.6
Other - net	39.6	40.8	81.2	83.2

Total Operating Revenues	930.8	904.4	1,770.3	1,663.8

Operating Expenses
Wages and benefits	234.4	236.6	476.8	473.6
Variable incentive pay	5.1	3.8	8.7	14.3
Aircraft fuel, including hedging gains and losses	182.0	227.8	464.0	412.7
Aircraft maintenance	54.2	59.0	112.2	117.5
Aircraft rent	42.3	44.7	85.9	88.0
Landing fees and other rentals	56.9	56.5	112.9	111.2
Contracted services	43.6	39.8	88.1	78.4
Selling expenses	44.1	41.1	78.6	80.1
Depreciation and amortization	51.5	43.8	100.8	85.7
Food and beverage service	13.4	12.8	25.7	24.0
Other	61.5	57.1	118.7	112.0
Fleet transition costs - MD-80	26.0	—	26.0	—
Fleet transition costs - CRJ-700	6.1	—	6.1	—
Fleet transition costs - Q200	3.2	3.7	9.0	6.7

Total Operating Expenses	824.3	826.7	1,713.5	1,604.2

Operating Income	106.5	77.7	56.8	59.6

Nonoperating Income (Expense)
Interest income	10.5	13.8	20.8	28.2
Interest expense	(25.0)	(22.5)	(48.4)	(43.5)
Interest capitalized	6.1	6.7	12.6	13.8
Other - net	0.1	(0.7)	0.3	(0.9)

	(8.3)	(2.7)	(14.7)	(2.4)

Income before income tax	98.2	75.0	42.1	57.2
Income tax expense	35.1	28.9	14.9	21.4

Net Income	$63.1	$46.1	$27.2	$35.8

Basic Earnings Per Share:	$1.75	$1.14	$0.75	$0.89
Diluted Earnings Per Share:	$1.74	$1.13	$0.74	$0.88
Shares used for computation:
Basic	36.059	40.450	36.542	40.408
Diluted	36.255	40.782	36.876	40.915

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Alaska Air Group, Inc.

(in millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2007	38.051	$42.8	$895.1	$(112.5)	$(133.3)	$331.9	$1,024.0

Net income for the six months ended June 30, 2008						27.2	27.2
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					(6.1)
Reclassification to earnings					1.6
Income tax effect					1.6

					(2.9)		(2.9)

Adjustments related to employee benefit plans:					5.4
Income tax effect					(2.0)

					3.4		3.4

Total comprehensive income							27.7

Purchase of treasury stock	(2.126)			(48.9)			(48.9)
Stock-based compensation			5.7				5.7
Common stock issued under stock plans	0.006		0.1				0.1
Treasury stock issued under stock plans	0.001
Stock issued for employee stock purchase plan	0.087	0.1	1.5				1.6

Balances at June 30, 2008	36.019	$42.9	$902.4	$(161.4)	$(132.8)	$359.1	$1,010.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Air Group, Inc.

Six Months Ended June 30 (in millions)	2008	2007
Cash flows from operating activities:
Net income	$27.2	$35.8
Adjustments to reconcile net income to net cash provided by operating activities:
Fleet transition costs, including impairment charge	41.1	6.7
Depreciation and amortization	100.8	85.7
Stock-based compensation	5.7	5.4
Changes in fair values of open fuel hedge contracts	(192.7)	(4.8)
Gain on sale of assets	(2.8)	(1.4)
Changes in deferred income taxes	14.8	24.2
Increase in receivables - net	(27.0)	(54.9)
Increase in prepaid expenses and other current assets	(27.1)	(16.7)
Increase in air traffic liability	167.7	181.9
Increase in other current liabilities	5.9	1.4
Increase (decrease) in deferred revenue and other-net	(9.5)	3.9

Net cash provided by operating activities	104.1	267.2

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(242.4)	(411.6)
Other flight equipment	(20.5)	(40.6)
Other property and equipment	(21.2)	(21.0)

Total property and equipment additions	(284.1)	(473.2)
Proceeds from disposition of assets	5.4	54.1
Purchases of marketable securities	(474.1)	(679.9)
Sales and maturities of marketable securities	262.6	630.0
Restricted deposits and other	1.5	(9.0)

Net cash used in investing activities	(488.7)	(478.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	530.5	196.1
Long-term debt payments	(123.9)	(62.6)
Purchase of treasury stock	(48.9)	—
Proceeds and tax benefit from issuance of common stock	1.7	4.8

Net cash provided by financing activities	359.4	138.3

Net change in cash and cash equivalents	(25.2)	(72.5)
Cash and cash equivalents at beginning of year	204.3	230.7

Cash and cash equivalents at end of period	$179.1	$158.2

Supplemental disclosure of cash paid (received) during the period for:
Interest (net of amount capitalized)	$31.1	$27.1
Income taxes	3.9	(4.1)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Alaska Air Group, Inc.

Note 1.	Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of June 30, 2008, as well as the results of operations for the three and six months ended June 30, 2008 and 2007. The adjustments made were of a normal recurring nature.

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

Securities Lending

The Company lends certain marketable securities to third parties for a time period of less than one year. During the time period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. As of June 30, 2008, the Company had $109.2 million of securities on loan under the program. These affected securities are included as marketable securities under current assets on the consolidated balance sheets.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires entities that use derivative instruments to provide certain qualitative disclosures about their objectives and strategies for using such instruments, amounts and location of the derivatives in the financial statements, among other disclosures. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Because of the importance and prominence of the Company’s fuel-hedging program, management believes that the current disclosures included in quarterly and annual filings include many of the disclosures required under SFAS 161. Therefore, the Company currently does not anticipate that the adoption of SFAS 161 will have a material impact on the disclosures already provided.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. This statement was effective beginning January 1, 2008. The Company did not elect the fair value option upon adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair-value measurements required under other accounting pronouncements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company partially adopted this standard for financial assets and liabilities as of January 1, 2008. In accordance with FASB Staff Position No. 157-2, the Company has deferred adoption of SFAS 157 as it relates to nonfinancial assets and liabilities until January 1, 2009.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Cash, Cash Equivalents and Marketable Securities

The Company uses the “market approach” in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets and considered to be liquid and easily tradable. Amounts measured at fair value as of June 30, 2008 are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$137.1	$42.0	$—	$179.1
Marketable securities	129.0	697.9	—	826.9

Total	$266.1	$739.9	$—	$1,006.0

Note 2.	Fleet Transition

Alaska Transition to All-Boeing 737 Fleet

In March 2006, the Company’s Board of Directors approved a plan to accelerate the retirement of its MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008. At June 30, 2008, seven MD-80s were in the operating fleet, all but two of which are under short-term operating lease arrangements that expire in 2008. All of the MD-80 aircraft will be removed from service by the end of August 2008.

Alaska has four MD-80 aircraft under long-term lease arrangements, all of which have been or will be retired prior to the end of their lease terms. Two of the aircraft were retired during the second quarter and placed in temporary storage at an aircraft storage facility. As a result, the Company recorded a $26.0 million charge in the second quarter reflecting the remaining discounted future lease payments and other contract-related costs. The Company expects to record a similar charge in its statement of operations in the third quarter when the remaining two aircraft are retired.

Horizon Transition to All-Q400 Fleet

Horizon has an arrangement with another carrier to sublease 16 of its Bombardier Q200 aircraft. As of June 30, 2008, all of the 16 aircraft were delivered to the other carrier with sublease terms that approximate Horizon’s lease terms. Each of these subleases resulted in a loss for Horizon approximating the difference between the cumulative future lease payments and the expected sublease receipts that was recorded when the specific aircraft was removed from Horizon’s fleet. During the three months ended June 30, 2008, two of the Q200s were delivered to the other carrier, resulting in a sublease loss of $2.9 million. During the six months ended June 30, 2008, five of the aircraft were delivered, resulting in an $8.7 million loss.

On April 23, 2007, Horizon announced an order for 15 additional Q400 aircraft, with options to purchase 20 more. These aircraft will be delivered in 2008 and 2009. With this order, Horizon plans to phase out its remaining leased Q200 aircraft by October 2008 and is in the process of negotiating transactions that would allow it to dispose of these aircraft. One of these Q200 aircraft was removed from service during the second quarter and the associated lease was terminated resulting in a net $0.3 million charge to Horizon. The Company may have losses on the phase-out of the remaining Q200s, depending on market conditions at the time and the structure of the disposal transaction used. However, the nature, timing or amount of any potential loss or gain cannot be reasonably estimated at this time.

On April 23, 2008, the Company’s Board of Directors approved a plan to transition Horizon to an all-Q400 fleet and remove its CRJ-700 fleet from operations within two years, along with the Q200 transition described above. As a result of the decision, the Company determined that its two owned CRJ-700s were impaired and recorded an impairment charge on the aircraft and their related spare parts of $5.5 million in the second quarter of 2008 to reduce the carrying value of these assets to their estimated fair value. Salvage values and estimated useful lives were also revised to correspond to the shorter period of expected use.

The Company also recorded a $0.6 million severance charge related to this fleet transition. The Company expects a charge in the third quarter as well related to severance programs offered to other impacted employees, primarily Horizon pilots. The amount of the charge has not yet been quantified, but it is not expected to be material.

As noted above, Horizon plans to remove all 18 leased CRJ-700 aircraft from operations by the end of 2009, which is well before the end of the contractual lease terms. The Company is currently evaluating various alternatives to dispose of these leased aircraft in the most economically feasible way. The nature, timing or amount of any potential gain or loss associated with these transactions cannot be reasonably estimated at this time.

Note 3.	Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risk associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options, collar structures and swap agreements for crude oil, among other initiatives.

The Company records derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value. Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Raw or “into-plane” fuel cost	$393.3	$231.9	$705.2	$427.4
Changes in value and settlement of fuel hedge contracts	(211.3)	(4.1)	(241.2)	(14.7)

Aircraft fuel expense	$182.0	$227.8	$464.0	$412.7

The Company realized gains of $56.0 million and $5.9 million during the three months ended June 30, 2008 and 2007, respectively, on fuel hedge contracts that settled during the period. Gains on the settled hedges were $85.2 million and $7.7 million during the six months ended June 30, 2008 and 2007, respectively.

The Company uses the “market approach” in determining the fair value of its hedge portfolio. The Company’s fuel hedging contracts consist of over-the-counter contracts, which are not traded on an exchange. The fair value of these contracts is determined based on observable inputs that are readily available in active markets or can be derived from information available in active, quoted markets. Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy described in SFAS 157.

Outstanding future fuel hedge positions are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Third Quarter 2008	50%	56.5	$78
Fourth Quarter 2008	50%	51.5	$77

Remainder of 2008	50%	108.0	$78

First Quarter 2009	46%	38.9	$106
Second Quarter 2009	39%	35.0	$105
Third Quarter 2009	30%	28.9	$107
Fourth Quarter 2009	24%	21.1	$105

Full Year 2009	35%	123.9	$106

First Quarter 2010	12%	10.2	$121
Second Quarter 2010	10%	8.6	$120
Third Quarter 2010	5%	5.7	$120
Fourth Quarter 2010	5%	5.1	$120

Full Year 2010	8%	29.6	$120

As of June 30, 2008 and December 31, 2007, the fair values of the Company’s fuel hedge positions were $305.2 million and $112.5 million, respectively, including capitalized premiums of $67.7 million and $30.9 million, respectively, and are presented as both current and non-current assets in the condensed consolidated balance sheets.

Note 4.	Long-term Debt

Long-term debt obligations were as follows (in millions):

	June 30, 2008	December 31, 2007
Fixed-rate notes payable due through 2022	$1,282.1	$783.9
Variable-rate notes payable due through 2019	277.7	430.8
Pre-delivery payment facility expiring in 2009	147.3	85.8

Long-term debt	1,707.1	1,300.5
Less current portion	(262.2)	(175.9)

	$1,444.9	$1,124.6

During the first six months of 2008, Alaska borrowed $196.0 million using fixed-rate debt secured by flight equipment and another $140.9 million from its pre-delivery payment facility. Alaska made payments of $121.4 million, including $79.4 million on its pre-delivery payment facility. Additionally, Horizon financed 13 of its recently delivered Q400 aircraft using a fixed-rate debt arrangement with proceeds totaling $193.6 million and made normal debt payments of $2.5 million.

Note 5.	Common Stock Repurchase

In September 2007, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock. The Company completed the $100 million common stock repurchase program on February 29, 2008. Under that program, the Company repurchased 4,113,782 shares, or 10 percent of the outstanding stock at the start of the program, at an average price of $24.31 per share. During the three months ended March 31, 2008, the Company repurchased 1,520,500 shares for approximately $37.2 million.

In March 2008, the Company announced a new $50 million common stock repurchase program. Through June 30, 2008, the Company had repurchased 605,700 shares of its common stock for approximately $11.7 million under this new program. In April 2008, the Company temporarily ceased further repurchases under this program given the uncertainty in the economic environment. However, if the circumstances warrant, the Company may from time to time consider repurchasing shares of its common stock under the existing share repurchase program.

Note 6.	Employee Benefit Plans

Pension Plans - Qualified Defined Benefit

Net pension expense for the three and six months ended June 30, 2008 and 2007 included the following components (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Service cost	$11.1	$13.3	$23.3	$26.6
Interest cost	15.6	15.0	31.3	30.0
Expected return on assets	(18.0)	(16.3)	(35.9)	(32.6)
Amortization of prior service cost	1.1	1.0	2.2	2.0
Actuarial loss	1.4	3.0	2.8	6.0

Net pension expense	$11.2	$16.0	$23.7	$32.0

The Company contributed $17.2 million and $34.4 million to its qualified defined-benefit plans during the three and six months ended June 30, 2008, respectively, and expects to contribute an additional $17.3 million to these plans during the remainder of 2008. The Company made $17.5 million and $35.0 million in contributions to its qualified defined-benefit pension plans during the three and six months ended June 30, 2007, respectively.

Pension Plans - Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.9 million for the three months ended June 30, 2008 and 2007 and $1.8 million for the six months ended June 30, 2008 and 2007.

Postretirement Medical Benefits

Net periodic benefit cost for the post-retirement medical plans for the three months ended June 30, 2008 and 2007 was $2.8 million and $2.9 million, respectively. The net periodic benefit cost for the six months ended June 30, 2008 and 2007 was $5.6 million and $5.8 million, respectively.

Note 7.	Other Assets

Other assets consisted of the following (in millions):

	June 30, 2008	December 31, 2007
Restricted deposits (primarily restricted investments)	$85.4	$90.4
Deferred costs and other*	62.4	36.1

	$147.8	$126.5

*	Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

Note 8.	Mileage Plan

Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	June 30, 2008	December 31, 2007
Current Liabilities:
Other accrued liabilities	$266.5	$239.7
Other Liabilities and Credits (non-current):
Deferred revenue	416.0	387.8
Other liabilities	19.4	21.0

	$701.9	$648.5

Alaska’s Mileage Plan revenue is included under the following statement of operations captions for the three and six months ended June 30 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Passenger revenues	$35.5	$32.3	$60.9	$60.6
Other - net revenues	24.4	25.6	51.1	53.5

	$59.9	$57.9	$112.0	$114.1

Note 9.	Stock-Based Compensation Plans

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

During the six months ended June 30, 2008, the Company granted 388,111 options with a weighted-average fair value of $11.13 per share. During the same period in the prior year, the Company granted 187,107 options with a weighted-average fair value of $19.71 per share.

The Company recorded stock-based compensation expense related to stock options of $1.0 million ($0.6 million after tax) and $1.1 million ($0.8 million after tax) for the three months ended June 30, 2008 and 2007, respectively. The Company recorded compensation expense of $2.0 million ($1.2 million after tax) and $2.0 million ($1.4 million after tax) for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, $9.6 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.7 years.

As of June 30, 2008, options to purchase 2,684,427 shares of common stock were outstanding with a weighted-average exercise price of $30.77. Of that total, 1,835,830 were exercisable at a weighted-average exercise price of $30.39.

Restricted Stock Awards

During the six months ended June 30, 2008, the Company awarded 306,645 restricted stock units (RSUs) to certain employees, with a weighted-average grant date fair value of $22.66. This amount reflects the value of the RSU awards at the grant date based on the closing price of the Company’s common stock. The Company recorded stock-based compensation expense related to RSUs of $1.5 million ($0.9 million after tax) and $1.4 million ($0.9 million after tax) for the three months ended June 30, 2008 and 2007, respectively, and $2.8 million ($1.8 million after tax) and $2.7 million ($1.7 million after tax) for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, $10.0 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.2 years.

Performance Stock Awards

During the first quarters of 2008 and 2007, the Company awarded Performance Share Unit awards (PSUs) to certain executives. These award types are similar to restricted stock units (RSUs), but vesting is based on a performance condition tied to the Company achieving a specified pretax margin over a three-year period. During the second quarter of 2008, the Company has adjusted its assumptions as to the number of shares that will ultimately vest. As a result, all previously recorded compensation expense related to PSUs has been reversed. The amount credited to compensation expense was $0.7 million ($0.4 million after tax) and $0.5 million ($0.3 million after tax) during the three and six months ended June 30, 2008, respectively. The Company recorded compensation expense associated with the PSUs of $0.2 million ($0.1 million after tax) and $0.3 million ($0.2 million after tax) during the three and six months ended June 30, 2007, respectively.

Deferred Stock Awards

In the second quarter of 2008, the Company awarded 13,976 Deferred Stock Unit awards (DSUs) to members of its Board of Directors as a portion of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards on the date of grant was expensed in the second quarter of 2008. The total amount of compensation expense recorded was $0.3 million ($0.2 million after tax).

Employee Stock Purchase Plan

Compensation expense recognized under the Employee Stock Purchase Plan was $0.4 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and $1.1 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the three and six months ended June 30 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Stock options	$1.0	$1.1	$2.0	$2.0
Restricted stock units	1.5	1.4	2.8	2.7
Performance share units	(0.7)	0.2	(0.5)	0.3
Deferred stock units	0.3	—	0.3	—
Employee stock purchase plan	0.4	0.2	1.1	0.4

	$2.5	$2.9	$5.7	$5.4

Note 10.	Operating Segment Information

Operating segment information for Alaska and Horizon for the three- and six-month periods ended June 30 was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating revenues:
Alaska – mainline (1)	$742.6	$724.1	$1,405.6	$1,326.6
Alaska – purchased capacity (1)	77.8	71.0	148.2	128.3

Total Alaska	820.4	795.1	1,553.8	1,454.9
Horizon	188.9	178.0	366.1	339.6
Other (2)	0.2	0.2	0.5	0.5
Elimination of intercompany revenues	(78.7)	(68.9)	(150.1)	(131.2)

Consolidated	$930.8	$904.4	$1,770.3	$1,663.8

Income (loss) before income tax:
Alaska – mainline	$94.0	$84.0	$62.4	$86.6
Alaska – purchased capacity	(6.7)	(3.1)	(13.0)	(13.2)

Total Alaska	87.3	80.9	49.4	73.4
Horizon	12.6	(4.9)	(4.6)	(14.1)
Other (2)	(1.7)	(1.0)	(2.7)	(2.1)

Consolidated	$98.2	$75.0	$42.1	$57.2

	June 30, 2008	December 31, 2007
Total assets at end of period:
Alaska	$4,678.4	$4,221.0
Horizon	726.9	629.0
Other (2)	1,160.5	1,130.3
Elimination of intercompany accounts	(1,470.3)	(1,489.5)

Consolidated	$5,095.5	$4,490.9

(1)	Alaska mainline revenue represents revenue from passengers aboard Alaska jets, freight and mail revenue, and all other revenue. Purchased capacity revenue represents that revenue earned by Alaska on capacity provided by Horizon and a small third party under a capacity purchase arrangement.

(2)	Includes the parent company, Alaska Air Group, Inc., including its investments in Alaska and Horizon, which are eliminated in consolidation.

Note 11.	Contingencies

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In August 2008, the arbitrator issued a ruling in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy. Management is evaluating the decision, but currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our condensed consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission, including those listed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. This overview summarizes MD&A, which includes the following sections:

•	Second Quarter in Review – highlights from the second quarter of 2008 outlining some of the major events that happened during the period and how they affected our financial performance.

•

Results of Operations – an in-depth analysis of the results of operations of Alaska and Horizon for the three and six months ended June 30, 2008. We believe this analysis will help the reader better understand our condensed consolidated statements of operations. This section also includes forward-looking statements regarding our view of the remainder of 2008.

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

SECOND QUARTER IN REVIEW

Our consolidated pretax income increased to $98.2 million during the second quarter of 2008 from $75.0 million in the second quarter of 2007. We recorded unprecedented mark-to-market gains on the value of our portfolio of fuel hedges that will settle in future periods. These mark-to-market gains masked the $161.4 million, or nearly 70%, increase in our raw fuel cost over the second quarter of 2007. Even with the benefit of $56 million of cash savings from our fuel hedge program, our “economic” fuel cost (as defined below) increased $111.3 million, or 49%, over the prior-year period. These record-high fuel prices are having a severely negative impact on our operating results along with the rest of the industry. The increase in our economic fuel costs far exceeded the $26.4 million increase in total operating revenues, resulting in a significant decline in our operating cash flows. Other significant developments during the second quarter of 2008 are described below.

Alaska Fleet Transition

Our fleet transition at Alaska continues to progress as planned. We now expect to remove all MD-80s from service by the end of August 2008.

We have four MD-80 aircraft under long-term lease arrangements that have been or will be retired prior to the end of their lease terms. Two of those aircraft were removed from service during the second quarter and placed in temporary storage at an aircraft storage facility. As a result, we recorded a $26.0 million charge during the second quarter associated with these aircraft representing the remaining obligation under the existing lease contracts. We expect to retire the other two in August, which will result in a similar charge of $25 million to $28 million during the third quarter of 2008.

Horizon Fleet Transition

In 2006, Horizon entered into an agreement to sublease up to 16 of its Bombardier Q200 aircraft to a third party. During the second quarter of 2008, the final two aircraft were transferred to the other carrier, resulting in a loss on the sublease arrangement of $2.9 million that is reflected as “Fleet transition costs – Q200s” in the condensed consolidated statements of operations. The loss generally represents the difference between Horizon’s remaining lease payments and expected sublease receipts.

On April 23, 2007, we announced an order for 15 additional Q400 aircraft, with options for 20 more. The 15 aircraft will be delivered in 2008 and 2009. With this order, we plan to phase out the remaining leased Q200 aircraft by October 2008, and we are in the process of negotiating transactions that would allow for their exit from the fleet. One of these Q200 aircraft was removed from service during the second quarter and the associated lease was terminated resulting in a net $0.3 million charge to Horizon. We may record losses as we phase out the remaining Q200s, depending on market conditions at the time and the structure of the disposal transactions used. The nature, timing or amount of any potential loss or gain cannot be reasonably estimated at this time. However, we do expect to record any impact from these transactions in the third and fourth quarters of 2008 as Q200s are removed from the fleet.

On April 23, 2008, our Board of Directors approved a plan to transition Horizon to an all-Q400 fleet and remove its CRJ-700 fleet from operations within two years, along with the Q200 transition described above. As a result of the decision, we determined that our two owned CRJ-700s were impaired and recorded an impairment charge on the aircraft and their related spare parts of $5.5 million in the second quarter of 2008 to reduce the carrying value of these assets to their estimated fair value. Salvage values and estimated useful lives were also revised to correspond to the shorter period of expected use.

We also recorded a $0.6 million severance charge related to this fleet transition. We expect a charge in the third quarter as well related to severance programs offered to other impacted employees, primarily Horizon pilots. The amount of the charge has not yet been quantified but is not expected to be material.

As noted above, Horizon plans to remove all 18 leased CRJ-700 aircraft from operations by the end of 2009, which is well before the end of the contractual lease terms. We are currently evaluating various alternatives to dispose of these leased aircraft in the most economically feasible way. The nature, timing or amount of any potential gain or loss associated with these transactions cannot be reasonably estimated at this time.

Common Stock Repurchase

In September 2007, our Board of Directors authorized the Company to repurchase up to $100 million of our common stock over a twelve-month period. We completed the repurchase in February 2008. On March 13, 2008, we announced a new $50 million common stock repurchase program. Through June 30, 2008, we had repurchased 605,700 shares of our common stock for approximately $11.7 million under this new program. The repurchased shares have been recorded as treasury shares in our condensed consolidated balance sheets.

We have temporarily stopped further repurchases under this program given the uncertainty in the economic environment. However, if the circumstances warrant, we may from time to time consider repurchasing shares of our common stock under our existing share repurchase program.

Fees and Mileage Plan Changes

Like many of our competitors, we have raised some of our existing fees or implemented new fees in an effort to increase our revenues. Examples include:

•	increasing the charge for booking through reservations and airport sales agents from $10 to $15,

•	raising the fee for overweight baggage from $25 to $50,

•	increasing the charge for transporting pets in the cabin from $75 to $100 one-way, and

•	raising the unaccompanied minor fee from $30 to $75 for one-way nonstop flights and from $60 to $75 for connecting flights.

The increases above were effective May 21, 2008. We also began charging $25 for a second checked bag effective July 1, 2008. First class and top-tier Mileage Plan members and customers on flights within the state of Alaska are exempt from the new fee.

On July 24, 2008 we also announced a $25 fee for booking Mileage Plan award travel on partner airlines. We also announced that our domestic round-trip “Coach Saver” award will increase to 25,000 miles from 20,000 miles and we have expanded our 15,000-mile “Intra-Alaska” award levels in coach to an “Intra-State” award. This award offers travel wholly within one individual state for 15,000 award miles. Other changes include an increase in the award miles needed for “Peak” awards and the introduction of a three-tier award level structure. All of these changes are effective for awards redeemed on or after November 1, 2008.

Operational Performance

Our core promise to our customers is to get them and their bags where we promise, safely and on time. Operational performance is one of our top initiatives in 2008. Although we have more improvements to make, we are pleased with our progress thus far in 2008. In each month of the six-month period ended June 30, 2008, Alaska exceeded its prior-year performance in on-time arrivals and did the same in schedule completion rates for five of the six months. Similarly, Horizon has exceeded its prior-year performance in both on-time performance and schedule completion rates on a year-to-date basis for the first six months of 2008 compared to 2007.

New Markets

In the second quarter, we announced that Alaska would begin service to its fourth Hawaiian destination, Kona, on November 17, 2008. This service will include year-round daily flights from Seattle. Alaska also announced new service to Minneapolis twice daily beginning October 26, 2008. Horizon announced seasonal daily nonstop service between Los Angeles International Airport and Mammoth Lakes, CA beginning December 18, 2008.

Labor Negotiations

Alaska is currently in negotiations with its pilots and has been since early 2007. The contract with Alaska’s pilots became amendable May 1, 2007. The Air Line Pilots Association (ALPA) at Alaska has requested mediation from the National Mediation Board (NMB) in order to assist with contract negotiations. We welcome the assistance from the NMB and hope to reach a negotiated contract that recognizes the important contributions that our pilots make while not harming our competitive position. Factoring in pay rates, productivity measures, pension, and post-retirement medical benefits, we believe our pilot unit costs are among the highest in the industry for the size of aircraft operated.

We do not know what the final outcome of these negotiations will be or when agreements will be reached. However, uncertainty around open contracts could be a distraction to some employees, reduce employee engagement in our business, and prevent us from achieving the operational goals (such as on-time and completion-rate targets) that we have set.

Outlook

Because of soaring jet fuel prices and a softening economy, the airline industry is facing a financial crisis that some industry watchers believe is worse than the period immediately following the September 11 attacks. We face those same challenges, plus the reality of new competition in many of our most important markets on the West Coast. At the current price of oil, ticket prices must increase dramatically in order for this industry to return to profitability.

In response to the current economic environment, we are taking action to cut capacity and adjust several other areas of our business. Our plan includes:

•	preserving and enhancing our cash and marketable securities position;

•	cutting capacity and redeploying aircraft to more profitable routes;

•	boosting revenues through fare increases, improved load factors, and ancillary fees such as those described above;

•	conserving fuel; and

•	controlling our non-fuel costs.

We currently expect Alaska mainline capacity to be relatively flat and Horizon total system capacity to decline by 9% for the full year of 2008 compared to 2007. Although capacity is expected to be flat at Alaska, total departures at Alaska are expected to decline by just over 6% compared to 2007. We also anticipate 5% to 10% capacity reductions at Alaska in 2009 compared with the full year of 2008.

Along with the capacity reductions, Alaska announced that it plans to reduce its management work force by 5% or more effective September 1, 2008, which will result in an expected charge of $3 million to $5 million in the third quarter. We do expect reductions in our operational staff as well, either through furlough, voluntary leaves, or other means. As we work through the schedule changes needed to achieve our capacity reduction goals, we will be able to more specifically quantify the full effect on these other work groups and plan to announce further information in early September.

Horizon reduced its management work force by 13% earlier this year and expects to further reduce operational and management positions in connection with the capacity cuts. When these actions are taken, there will likely be a charge to the statement of operations.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 TO THREE MONTHS ENDED JUNE 30, 2007

Our consolidated net income for the second quarter of 2008 was $63.1 million, or $1.74 per diluted share, compared to net income of $46.1 million, or $1.13 per diluted share, in the second quarter of 2007. Both periods include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market accounting related to our fuel hedge position. In 2008 we recognized net mark-to-market gains of $155.3 million ($97.3 million after tax, or $2.69 per share) compared to losses of $1.8 million ($1.1 million after tax, or $0.03 per share) in the second quarter of 2007. The second quarter of 2008 also included fleet transition charges of $32.1 million ($20.1 million after tax, or $0.56 per share) related to the ongoing transitions out of the MD-80 and CRJ-700 fleets.

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

•	our results excluding these items are most often used in internal management and board reporting and decision-making; and

•	we believe it is the basis by which we are evaluated by industry analysts.

Our consolidated results are primarily driven by the results of our two operating carriers. Alaska reported pretax income of $87.3 million in the second quarter of 2008, while Horizon reported pretax income of $12.6 million. Without the significant mark-to-market gains recorded on our portfolio of fuel hedge contracts that will settle in future periods, both carriers would have reported pretax losses during the second quarter. Financial and statistical data for Alaska and Horizon are shown on pages 23 and 24, respectively. An in-depth discussion of the results of Alaska and Horizon begins on page 25.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended June 30						Six Months Ended June 30
Financial Data (in millions):	2008		2007		% Change		2008		2007		% Change
Operating Revenues:
Passenger	$682.7		$663.3		2.9		$1,290.0		$1,209.2		6.7
Freight and mail	26.6		26.3		1.1		47.9		47.0		1.9
Other - net	33.3		34.5		(3.5)		67.7		70.4		(3.8)

Total mainline operating revenues	742.6		724.1		2.6		1,405.6		1,326.6		6.0
Passenger - purchased capacity	77.8		71.0		9.6		148.2		128.3		15.5

Total Operating Revenues	820.4		795.1		3.2		1,553.8		1,454.9		6.8

Operating Expenses:
Wages and benefits	184.3		185.6		(0.7)		374.5		372.9		0.4
Variable incentive pay	3.3		2.1		57.1		5.9		9.8		(39.8)
Aircraft fuel, including hedging gains and losses	151.2		193.4		(21.8)		384.9		351.0		9.7
Aircraft maintenance	37.4		34.5		8.4		79.5		68.8		15.6
Aircraft rent	27.9		27.9		—		56.1		54.2		3.5
Landing fees and other rentals	42.7		42.2		1.2		84.6		84.0		0.7
Contracted services	33.9		30.2		12.3		68.6		59.6		15.1
Selling expenses	36.0		33.4		7.8		62.5		65.0		(3.8)
Depreciation and amortization	41.6		35.6		16.9		80.4		71.0		13.2
Food and beverage service	12.6		12.0		5.0		24.3		22.6		7.5
Other	47.4		43.2		9.7		89.2		83.0		7.5
Fleet transition costs - MD-80	26.0		—		NM		26.0		0.0		NM

Total mainline operating expenses	644.3		640.1		0.7		1,336.5		1,241.9		7.6
Purchased capacity costs	84.5		74.1		14.0		161.2		141.5		13.9

Total Operating Expenses	728.8		714.2		2.0		1,497.7		1,383.4		8.3

Operating Income	91.6		80.9				56.1		71.5

Interest income	12.3		16.6				25.4		32.5
Interest expense	(22.2)		(22.1)				(44.0)		(42.5)
Interest capitalized	5.4		6.0				11.3		12.3
Other - net	0.2		(0.5)				0.6		(0.4)

	(4.3)		—				(6.7)		1.9

Income Before Income Tax	$87.3		$80.9				$49.4		$73.4

Mainline Operating Statistics:
Revenue passengers (000)	4,425		4,627		(4.4)		8,505		8,489		0.2
RPMs (000,000) “traffic”	4,872		4,820		1.1		9,398		8,886		5.8
ASMs (000,000) “capacity”	6,238		6,140		1.6		12,322		11,834		4.1
Passenger load factor	78.1%		78.5%		(0.4	)pts	76.3%		75.1%		1.2	pts
Yield per passenger mile	14.01	¢	13.76	¢	1.8		13.73	¢	13.61	¢	0.9
Operating revenue per ASM (RASM)	11.90	¢	11.79	¢	0.9		11.41	¢	11.21	¢	1.8
Passenger revenue per ASM	10.94	¢	10.80	¢	1.3		10.47	¢	10.22	¢	2.5
Operating expenses per ASM	10.33	¢	10.43	¢	(0.9)		10.85	¢	10.49	¢	3.4
Aircraft fuel cost per ASM	2.42	¢	3.15	¢	(23.2)		3.13	¢	2.96	¢	5.6
Fleet transition charges per ASM	0.42	¢	0.00	¢	NM		0.21	¢	0.00	¢	NM
Aircraft fuel cost per gallon	$1.75		$2.16		(19.0)		$2.23		$2.02		10.4
Economic fuel cost per gallon	$3.24		$2.14		51.4		$2.98		$2.05		45.4
Fuel gallons (000,000)	86.4		89.8		(3.8)		172.3		173.9		(0.9)
Average number of full-time equivalent employees	9,880		9,748		1.4		9,881		9,645		2.4
Aircraft utilization (blk hrs/day)	10.9		11.0		(0.9)		10.8		10.9		(0.9)
Average aircraft stage length (miles)	974		917		6.2		971		917		5.9
Operating fleet at period-end	115		114		1	a/c	115		114		1	a/c
Regional Operating Statistics:
RPMs (000,000)	302		273		10.6		569		493		15.4
ASMs (000,000)	399		352		13.4		762		668		14.1
Passenger load factor	75.7%		77.6%		(1.9	)pts	74.7%		73.8%		0.9	pts
Yield per passenger mile	25.76	¢	26.01	¢	(0.9)		26.05	¢	26.02	¢	0.1
Operating revenue per ASM	19.50	¢	20.17	¢	(3.3)		19.45	¢	19.21	¢	1.3
Operating expenses per ASM	21.18	¢	21.05	¢	0.6		21.15	¢	21.18	¢	(0.1)

NM = Not Meaningful

Horizon Air Financial and Statistical Data (unaudited)

	Three Months Ended June 30						Six Months Ended June 30
Financial Data (in millions):	2008		2007		% Change		2008		2007		% Change
Operating Revenues:
Passenger - brand flying	$107.7		$96.8		11.3		$210.4		$183.7		14.5
Passenger - capacity purchase arrangements (a)	78.7		78.9		(0.3)		150.1		151.4		(0.9)

Total passenger revenue	186.4		175.7		6.1		360.5		335.1		7.6
Freight and mail	0.7		0.6		16.7		1.3		1.1		18.2
Other - net	1.8		1.7		5.9		4.3		3.4		26.5

Total Operating Revenues	188.9		178.0		6.1		366.1		339.6		7.8

Operating Expenses:
Wages and benefits	48.6		50.2		(3.2)		98.9		99.1		(0.2)
Variable incentive pay	1.8		1.7		5.9		2.8		4.5		(37.8)
Aircraft fuel, including hedging gains and losses	30.8		34.4		(10.5)		79.1		61.7		28.2
Aircraft maintenance	16.8		24.5		(31.4)		32.7		48.7		(32.9)
Aircraft rent	14.4		16.8		(14.3)		29.8		33.8		(11.8)
Landing fees and other rentals	14.5		14.5		—		28.9		27.7		4.3
Contracted services	6.9		6.7		3.0		14.9		12.8		16.4
Selling expenses	8.1		7.7		5.2		16.1		15.1		6.6
Depreciation and amortization	9.6		7.9		21.5		19.8		14.1		40.4
Food and beverage service	0.8		0.8		—		1.4		1.4		—
Other	11.2		11.7		(4.3)		24.0		24.5		(2.0)
Fleet transition costs - CRJ-700	6.1		—		NM		6.1		—		NM
Fleet transition costs - Q200	3.2		3.7		NM		9.0		6.7		NM

Total Operating Expenses	172.8		180.6		(4.3)		363.5		350.1		3.8

Operating Income (Loss)	16.1		(2.6)				2.6		(10.5)

Interest income	1.3		1.3				2.7		2.3
Interest expense	(5.7)		(4.3)				(11.4)		(7.3)
Interest capitalized	0.7		0.7				1.3		1.5
Other - net	0.2		—				0.2		(0.1)

	(3.5)		(2.3)				(7.2)		(3.6)

Income (Loss) Before Income Tax	$12.6		$(4.9)				$(4.6)		$(14.1)

Combined Operating Statistics: (a)
Revenue passengers (000)	1,913		1,909		0.2		3,765		3,518		7.0
RPMs (000,000) “traffic”	695		731		(4.9)		1,353		1,358		(0.4)
ASMs (000,000) “capacity”	944		973		(3.0)		1,886		1,898		(0.6)
Passenger load factor	73.6%		75.1%		(1.5	)pts	71.7%		71.5%		0.2	pts
Yield per passenger mile	26.82	¢	24.04	¢	11.6		26.64	¢	24.68	¢	8.0
Operating revenue per ASM (RASM)	20.01	¢	18.29	¢	9.4		19.41	¢	17.89	¢	8.5
Passenger revenue per ASM	19.75	¢	18.06	¢	9.3		19.11	¢	17.66	¢	8.3
Operating expenses per ASM	18.31	¢	18.56	¢	(1.4)		19.27	¢	18.45	¢	4.5
Aircraft fuel per ASM	3.26	¢	3.53	¢	(7.5)		4.19	¢	3.26	¢	28.6
CRJ-700 fleet transition costs per ASM	0.65	¢	0.00	¢	NM		0.32	¢	0.00	¢	NM
Q200 fleet transition costs per ASM	0.34	¢	0.38	¢	NM		0.48	¢	0.35	¢	NM
Aircraft fuel cost per gallon	$1.79		$2.23		(19.7)		$2.27		$2.06		10.2
Economic fuel cost per gallon	$3.33		$2.21		50.7		$3.05		$2.11		44.5
Fuel gallons (000,000)	17.2		15.4		11.7		34.9		30.0		16.3
Average number of full-time equivalent employees	3,792		3,869		(2.0)		3,822		3,841		(0.5)
Aircraft utilization (blk hrs/day)	8.5		8.5		—		8.4		8.6		(2.3)
Operating fleet at period-end	65		74		(9	a/c)	65		74		(9	a/c)

NM = Not Meaningful

(a)	Represents combined information for Horizon flights operated under Capacity Purchase Agreements (CPAs) with Alaska and as Frontier Jet Express (through November 2007). See pages 31 and 39 for additional line of business information.

ALASKA AIRLINES

Alaska reported income before income taxes of $87.3 million during the second quarter of 2008 compared to $80.9 million in the second quarter of 2007. The $6.4 million difference between the periods is primarily due to the significant mark-to-market fuel hedging gains during the current quarter stemming from the rise in world oil prices during the quarter and, to a lesser extent, increases in revenue. These were largely offset by higher raw fuel costs, purchased capacity costs, maintenance costs, and MD-80 fleet transition charges.

ALASKA REVENUES

Total operating revenues increased $25.3 million, or 3.2%, during the second quarter of 2008 as compared to the same period in 2007. The changes are summarized in the following table:

	Three Months Ended June 30
(in millions)	2008	2007	% Change
Passenger revenue - mainline	$682.7	$663.3	2.9
Freight and mail	26.6	26.3	1.1
Other - net	33.3	34.5	(3.5)

Total mainline revenues	$742.6	$724.1	2.6

Passenger revenue - purchased capacity	77.8	71.0	9.6

Total operating revenues	$820.4	$795.1	3.2

Passenger Revenue – Mainline

Mainline passenger revenue increased 2.9% on a 1.6% increase in available seat miles combined with a 1.3% increase in passenger unit revenues. Load factor was relatively flat and yields were 1.8% higher compared to the prior-year period. Our average trip length has increased with the Hawaii service and other longer flights, putting downward pressure on yields and unit revenues. We estimate that the longer stage lengths impacted our quarter-over-quarter unit revenue change by about three points. Our load factor in July 2008 was 79.7%, compared to 83.4% in July 2007. Our advance bookings currently suggest that load factors will be down about one point in August and up three points in September compared to the prior year.

Passenger Revenue – Purchased Capacity

Passenger revenue – purchased capacity increased by $6.8 million to $77.8 million because of a 10.6% increase in passenger traffic offset by a 3.3% decline in unit revenues compared to the prior year. Unit revenues decreased due to a 1.9-point decrease in load factor combined with a 0.9% decrease in ticket yields. The Capacity Purchase Arrangement (CPA) with Horizon is the primary driver of the increase in traffic as more markets that were historically flown by Alaska aircraft are shifted to the CPA.

During the second quarter, capacity purchase flying costs exceeded capacity purchase passenger revenues by $6.7 million, compared to $3.1 million in the second quarter of 2007. Revenues in these CPA markets are highly seasonal in nature. For example, purchased capacity operating margins by quarter were as follows in 2007:

(in millions)	Q1 2007	Q2 2007	Q3 2007	Q4 2007
Purchased capacity margin	$(10.1)	$(3.1)	$0.6	$(8.8)

However, the reported results of purchased capacity flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

ALASKA EXPENSES

For the quarter, total operating expenses increased $14.6 million compared to the same period in 2007. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30
Operating Expenses (in millions)	2008	2007	% Change
Mainline	$644.3	$640.1	0.7
Purchased capacity costs	84.5	74.1	14.0

Total operating expenses	$728.8	$714.2	2.0

Mainline Operating Expenses

Total mainline operating costs for the second quarter of 2008 increased by $4.2 million or 0.7% to $644.3 million compared to $640.1 million in the same period of 2007. The increase was primarily due to the $26.0 million charge associated with the early retirement of two MD-80 aircraft and increases in other operating expenses, offset by a $42.2 million decline in our reported fuel expense. However, the large increase in the value of hedge portfolio that will benefit future periods masked the massive increase in our economic fuel costs during the quarter. Significant variances from the second quarter of 2008 are described more fully below.

Variable Incentive Pay

Variable incentive pay increased $1.2 million, or 57.1%, to $3.3 million despite the decline in our operating results as defined by the various incentive plans. The increase is due to higher expenses associated with our Operational Performance Rewards plan, which rewards employees for meeting monthly on-time performance and customer-satisfaction goals, offset by lower net costs associated with our other incentive plans which are largely tied to operating results.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our portfolio of hedges that will benefit future periods, included in our income statement as the value of that portfolio increases and decreases. Our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses when the underlying instrument increases or decreases in value as crude oil prices increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers.

Aircraft fuel expense decreased $42.2 million, or 21.8%, compared to the second quarter of 2007. The elements of the change are illustrated in the following table:

	Three Months Ended June 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	86.4	89.8	(3.8)
Raw price per gallon	$3.78	$2.20	71.8

Total raw fuel expense	$326.6	$196.9	65.9

Net impact on fuel expense from changes in value of the fuel hedge portfolio (gain)	(175.4)	(3.5)	NM

Aircraft fuel expense, as reported	$151.2	$193.4	(21.8)

Fuel gallons consumed decreased by 3.8% on a 1.6% increase in capacity because of the improved fuel efficiency of our fleet as we continue to transition out of the less-efficient MD-80 aircraft to newer, more-efficient B737-800 aircraft.

The raw fuel price per gallon increased by 71.8% as a result of higher West Coast jet fuel prices driven by significantly higher crude oil costs and a dramatic increase in the refinery margin.

We also evaluate economic fuel expense, which we define as raw fuel expense less the cash we receive from hedge counterparties for hedges that settle during the period, offset by the premium expense that we recognize. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. When we refer to economic fuel expense, we include gains only when they are realized through a cash receipt from our hedge contract counterparties. We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operation. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

Our economic fuel expense is calculated as follows:

	Three Months Ended June 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$326.6	$196.9	65.9
Less: cash received from settled hedges	(46.5)	(5.0)	NM

Economic fuel expense	$280.1	$191.9	46.0

Fuel gallons consumed	86.4	89.8	(3.8)

Economic fuel cost per gallon	$3.24	$2.14	51.4

NM = Not meaningful

The total cash benefit from hedges that settled during the period increased to $46.5 million in 2008 up from $5.0 million in 2007. The increase is primarily due to the dramatic increase in the value of the settled contracts as crude oil prices have increased.

We currently expect economic fuel expense to be significantly higher for the remainder of 2008 than in 2007 because of higher crude oil prices and refinery margins for jet fuel. We are unable to predict our raw or economic fuel costs because of the significant volatility in the price of crude oil.

Aircraft Maintenance

Aircraft maintenance increased by $2.9 million, or 8.4%, compared to the prior-year quarter primarily because of an increase in the cost of component repair and higher materials costs. Our current expectation is that aircraft maintenance costs will be lower for the balance of 2008 compared to 2007 because of the timing of certain required maintenance events, although the full year is expected to be higher than 2007.

Contracted Services

Contracted services increased by $3.7 million, or 12.3%, compared to the second quarter of 2007 primarily as a result of higher vendor costs in order to help improve our operational performance.

Selling Expenses

Selling expenses increased by $2.6 million, or 7.8%, compared to the second quarter of 2007 as a result of higher advertising costs associated with promoting our “West Most” schedule, higher Mileage Plan selling costs and higher credit card commissions, offset by lower ticket distribution fees.

Depreciation and Amortization

Depreciation and amortization increased $6.0 million, or 16.9%, compared to the second quarter of 2007. This is primarily due to the additional B737-800 aircraft delivered in 2007 and in the first six months of 2008, partially offset by lower depreciation and amortization expense associated with our MD-80 fleet. We expect depreciation and amortization in 2008 to exceed the 2007 amount by $24 million to $28 million because of new aircraft deliveries.

Fleet Transition Charges

In the second quarter of 2008, we retired two MD-80 aircraft and placed them in temporary storage at an aircraft storage facility. These aircraft, along with two other MD-80s, are under long-term lease arrangements. The $26.0 million charge in the second quarter represents the remaining discounted future lease payments and our estimate of future maintenance costs to meet return requirements under the terms of the lease contracts. We expect a similar charge in the third quarter of 2008 as we retire the remaining two MD-80 aircraft under long-term leases.

Mainline Unit Costs per Available Seat Mile

Operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit cost focuses not only on controlling the actual dollars we spend, but also on the ability to increase our capacity without adding a commensurate amount of cost.

Our mainline operating costs per ASM are summarized below:

	Three Months Ended June 30
	2008		2007		% Change
Total mainline operating expenses per ASM (CASM)	10.33	¢	10.43	¢	(0.9)
CASM includes the following components:
Aircraft fuel cost per ASM	2.42	¢	3.15	¢	(23.2)
Fleet transition charges per ASM	0.42	¢	—		NM

NM = Not Meaningful

We have separately listed in the above table our fuel costs and fleet transition charges per ASM. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress. We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

•

Mainline cost per ASM excluding fuel and certain special items is one of the most important measures used by managements of both Alaska and Horizon and by the Air Group Board of Directors in assessing quarterly and annual cost performance. For Alaska Airlines, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 and MD-80 aircraft fleets branded in Alaska Airlines livery. The revenues and expenses associated with purchased capacity are evaluated separately.

•

Mainline cost per ASM excluding fuel and fleet transition charges (and other items as specified in our governing documents) is an important metric for the employee incentive plan that covers company management and executives.

•

By eliminating fuel expense and other special items from our unit cost metrics, we believe that we have better visibility into the results of our non-fuel cost-reduction initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•

Mainline cost per ASM excluding fuel and other special items is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airlines to others in the industry. The measure is also the subject of frequent questions from investors.

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

•

Although we disclose our “mainline” passenger unit revenues for Alaska, we do not (nor are we able to) evaluate mainline unit revenues excluding the impact that rising fuel costs have had on ticket prices. Economic fuel cost represents approximately 35% of our total mainline operating expenses, excluding fleet transition costs and with fuel stated on an economic basis. Fluctuations in our fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

We currently forecast our mainline costs per ASM excluding fuel for the third quarter and full year of 2008 to be up 3% to 4% and flat, respectively, compared to 2007, although with the recently announced capacity reductions, there will be upward pressure on the full-year unit-cost measure.

Purchased Capacity Costs

Purchased capacity costs increased $10.4 million, or 14.0%, from the second quarter of 2007 to $84.5 million in the second quarter of 2008. Of the total, $78.7 million was paid to Horizon under the CPA for 374 million ASMs. This expense is eliminated in consolidation. The balance includes amounts paid to a third party for the Dutch Harbor flying (which approximates the amount paid in 2007) and certain administrative and information technology costs borne by Alaska allocated to the purchased capacity flying with Horizon. The increase was primarily due to the 12.3% capacity increase under the Horizon CPA and the increasing cost of fuel.

HORIZON AIR

Horizon reported income before income taxes of $12.6 million during the second quarter of 2008 compared to a loss of $4.9 million in 2007. The $17.5 million increase is primarily due to significant mark-to-market fuel hedging gains during the quarter stemming from the significant rise in world oil prices during the quarter and declines in maintenance and aircraft rent, partially offset by significantly higher raw fuel costs and fleet transition charges associated with the decision to exit the CRJ-700 and Q200 fleets.

HORIZON REVENUES

For the second quarter of 2008, operating revenues increased $10.9 million, or 6.1%, compared to 2007. Horizon’s passenger revenues are summarized in the table below:

	Three Months Ended June 30
	2008		2007
Revenues (in millions) and % of ASMs	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$107.7	60	$96.8	51
Revenue from CPA with Alaska	78.7	40	68.9	34
Revenue from Frontier JetExpress	—	—	10.0	15

Total passenger revenue and % of ASMs	$186.4	100	$175.7	100

Line-of-business information is presented in the table below. In the CPA arrangements, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity. As a result, yield and load factor information for the CPA arrangements are not presented.

	Three Months Ended June 30, 2008
	Capacity and Mix					Load Factor			Yield			RASM
	Actual (000,000)	% Change	Current % Total	Point Change Yr-over-Yr		Actual	Point Change Yr-over-Yr		Actual		% Change	Actual		% Change
Brand Flying	570	15.9	60%	10	pts	71.3%	(3.3	) pts	26.52	¢	0.3	19.34	¢	(4.0)
Alaska CPA	374	12.3	40%	6	pts	NM	NM		NM		NM	21.02	¢	1.6

System Total	944	(3.0)	100%	—		73.6%	(1.5	) pts	26.82	¢	11.6	20.01	¢	9.4

System-wide, Horizon’s unit revenues increased 9.4%. However, the increase was largely due to the shift in capacity out of Frontier JetExpress flying (which produces relatively low RASM because of the nature of the contract and the longer-haul nature of the flying) to higher RASM brand and Alaska CPA flying.

Horizon “brand” flying includes those routes in the Horizon system not covered by the Alaska CPA. Horizon controls all scheduling, routes and pricing for the flights, and has the inventory and revenue risk in those markets. Passenger revenue from Horizon brand flying increased $10.9 million or 11.3% on a 15.9% increase in brand capacity offset by a 4.0% decline in unit revenues. The decline in unit revenues was due to a 3.3-point decline in load factor on relatively flat yield in those markets.

Revenue from the CPA with Alaska totaled $78.7 million during the second quarter of 2008 compared to $68.9 million in the second quarter of 2007. The increase is primarily due to a 12.3% increase in capacity provided under this arrangement. Under the CPA, the fee paid by Alaska is based on Horizon’s actual operating costs plus a specified margin. This revenue is eliminated in consolidation.

HORIZON EXPENSES

Total operating expenses decreased $7.8 million, or 4.3%, as compared to the same period in 2007. Most of this decrease can be attributed to the $7.7 million decline in maintenance costs and an increase in mark-to-market gains in our fuel hedge portfolio during the second quarter. These declines in expense were offset by rising raw fuel costs and the assimilation of the capacity from the Frontier JetExpress flying into Horizon markets. This resulted in increased fuel costs, station costs, landing fees, and other associated operational costs. Other significant period-over-period changes in the components of operating expenses are as follows:

Wages and Benefits

Wages and benefits decreased $1.6 million, or 3.2%, as a result of a decrease in full-time equivalent employees as we begin to scale back our capacity. We expect to see further year-over-year reductions throughout the remainder of the year.

Aircraft Fuel

Aircraft fuel decreased $3.6 million, or 10.5%, compared to the second quarter of 2007. The elements of the change are illustrated in the following table:

	Three Months Ended June 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	17.2	15.4	11.7
Raw price per gallon	$3.88	$2.27	70.9

Total raw fuel expense	$66.7	$35.0	90.6

Net impact on fuel expense from changes in value of the fuel hedge portfolio (gain)	(35.9)	(0.6)	NM

Aircraft fuel expense	$30.8	$34.4	(10.5)

The 11.7% increase in gallons consumed is primarily a function of the elimination of Frontier JetExpress flying. As those aircraft were redeployed into the Horizon fleet, Horizon now purchases the fuel, whereas under the JetExpress arrangement, fuel was purchased by Frontier. We expect to see similar year-over-year increases in the number of gallons consumed for the same reason. Offsetting these increases in fuel consumption is the improved fuel efficiency of our fleet resulting from new Q400 aircraft deliveries. These more fuel-efficient aircraft have helped to improve the overall fuel-burn rate per ASM by approximately 10% from the second quarter of 2007.

The raw fuel price per gallon increased by 70.9 % as a result of higher West Coast jet fuel prices driven by higher crude oil costs.

Our economic fuel expense is calculated as follows:

	Three Months Ended June 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$66.7	$35.0	90.6
Less: cash received from settled hedges	(9.5)	(0.9)	NM

Economic fuel expense	$57.2	$34.1	67.7

Fuel gallons consumed	17.2	15.4	11.7

Economic fuel cost per gallon	$3.33	$2.21	50.7

NM = Not meaningful

The total cash benefit from hedges that settled during the period increased to $9.5 million in 2008 from $0.9 million in 2007.

We currently expect economic fuel expense to be higher for the full year of 2008 than in 2007 because of higher crude oil prices and refinery margins for jet fuel.

Aircraft Maintenance

Aircraft maintenance expense decreased $7.7 million, or 31.4%, primarily as a result of fewer scheduled maintenance events. The second quarter of 2007 had a higher number of CRJ-700 and Q400 engine events than average. Additionally, we have seen savings from increased efficiencies in our processes, particularly in line maintenance and shops. We expect maintenance expense will be approximately $20 million to $25 million lower for all of 2008 compared to 2007.

Aircraft Rent

Aircraft rent decreased $2.4 million, or 14.3%, as a result of the transition of 16 leased Q200 aircraft to a third party over the past 18 months.

Depreciation and Amortization

Depreciation and amortization increased $1.7 million, or 21.5%, as a result of the new Q400s purchased in 2007 and 2008. Additionally, we recorded higher depreciation expense on our CRJ-700 spare parts since we now intend to phase out those aircraft earlier than originally expected.

Fleet Transition Costs

Fleet transition costs associated with the sublease of Q200 aircraft were $2.9 million during the second quarter of 2008 compared to $3.7 million in the same period of 2007. As of the end of second quarter, all 16 of the Q200 aircraft under the existing sublease arrangement have been delivered by us to the third-party carrier. We also recorded a $0.3 million charge associated with one additional Q200 that was removed from operating service in June 2008.

Additionally, during the second quarter, as a result of the Board’s decision to retire the CRJ-700 fleet earlier than expected, we recorded a $5.5 million impairment charge associated with the two owned CRJ-700 aircraft and related spare parts and a $0.6 million severance charge related to a reduction in work force. We anticipate having further charges in the future as we retire the remaining 18 leased CRJ-700 aircraft.

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

Our operating costs per ASM are summarized below:

	Three Months Ended June 30
	2008		2007		% Change
Total operating expenses per ASM (CASM)	18.31	¢	18.56	¢	(1.4)
CASM includes the following components:
Aircraft fuel cost per ASM	3.26	¢	3.53	¢	(7.5)
Fleet transition costs per ASM	0.99	¢	0.38	¢	160.5

We currently forecast our costs per ASM excluding fuel and fleet transition costs for the third quarter and full year of 2008 to be up about 10% to 11% and 1% to 2%, respectively, compared to 2007.

Consolidated Nonoperating Income (Expense)

Net nonoperating expense was $8.3 million in the second quarter of 2008 compared to $2.7 million for the same period of 2007. Interest income decreased $3.3 million compared to the second quarter of 2007 primarily as a result of lower average portfolio returns. Interest expense increased $2.5 million primarily resulting from new debt arrangements in the second half of 2007 and the first half of 2008, partially offset by lower interest rates on our variable-rate debt. Capitalized interest decreased $0.6 million from $6.7 million in the second quarter of 2007 to $6.1 million in the second quarter of 2008. This decrease is due to the decline in pre-delivery deposits made in connection with aircraft orders.

Consolidated Income Tax Expense (Benefit)

See discussion below under “Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007.”

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 TO SIX MONTHS ENDED JUNE 30, 2007

Our consolidated net income for the six months ended June 30, 2008 was $27.2 million, or $0.74 per diluted share, compared to net income in 2007 of $35.8 million, or $0.88 per diluted share. Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting.

For the first six months of 2008, we recognized net mark-to-market gains of $156.0 million ($97.7 million after tax, or $2.65 per share), compared to net gains of $7.0 million ($4.4 million after tax, or $0.11 per share) in the same period of 2007. The first six months of 2008 also include fleet transition costs of $32.1 million ($20.1 million after tax, or $0.54 per share) related to the to the ongoing transitions out of the MD-80 and CRJ-700 fleets.

ALASKA AIRLINES

Alaska reported income before income taxes of $49.4 million during the first six months of 2008 compared to $73.4 million in the first six months of 2007. Similar to the quarter discussion, the $24.0 million difference between the periods is due primarily to the significant mark-to-market fuel hedging gains during the quarter stemming from the rise in world oil prices during the year and, to a lesser extent, increases in revenue. These were largely offset by higher raw fuel costs, purchased capacity costs, maintenance costs, and MD-80 fleet transition charges.

ALASKA REVENUES

Total operating revenues increased $98.9 million, or 6.8%, during the first six months of 2008 as compared to the same period in 2007. The changes are summarized in the following table:

	Six Months Ended June 30
(in millions)	2008	2007	% Change
Passenger revenue - mainline	$1,290.0	$1,209.2	6.7
Freight and mail	47.9	47.0	1.9
Other - net	67.7	70.4	(3.8)

Total mainline revenues	$1,405.6	$1,326.6	6.0

Passenger revenue - purchased capacity	148.2	128.3	15.5

Total operating revenues	$1,553.8	$1,454.9	6.8

Operating Revenues – Mainline

Mainline passenger revenue for the first six months increased 6.7% on a 4.1% increase in available seat miles. There was a 2.5% increase in passenger revenues per available seat mile (PRASM), with a load factor increase of 1.2 pts over the first six months of 2007. The year-over-year yield was nearly flat for the six-month period.

Other – net revenue declined by $2.7 million, or 3.8%, from the first six months of 2007 resulting from higher costs associated with redemptions of Mileage Plan tickets on other airlines. Offsetting the decline was an increase in Mileage Plan commission revenues as there was an increase in the sale of mileage credits to our bank partner.

Passenger Revenue – Purchased Capacity

Passenger revenue - purchased capacity flying increased by $19.9 million over the same period last year because of a 15.4% increase in passenger traffic combined with a 1.3% increase in unit revenues compared to the prior year. Unit revenues increased due to a 0.9-point increase in load factor on relatively flat ticket yields. The Capacity Purchase Arrangement (CPA) with Horizon is the primary driver of the increase as more markets that were historically flown by Alaska aircraft are shifted to the CPA.

During the six months ended June 30, 2008, purchased capacity flying costs exceeded purchased capacity passenger revenues by $13.0 million. However, the reported results of purchased capacity flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

ALASKA EXPENSES

For the six months ended June 30, 2008, total operating expenses increased $114.3 million or 8.3% compared to the same period in 2007 as a result of a higher mainline operating costs, most notably aircraft fuel and fleet transition charges. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30
Operating Expenses (in millions)	2008	2007	% Change
Mainline	$1,336.5	$1,241.9	7.6
Purchased capacity costs	161.2	141.5	NM

Total operating expenses	$1,497.7	$1,383.4	8.3

NM = Not Meaningful

Mainline Operating Expenses

Total mainline operating expenses increased $94.6 million or 7.6% during the first six months of 2008 compared to the same period last year. The increases were primarily due to the $33.9 million increase in aircraft fuel (which includes substantial mark-to-market gains that masked a much larger increase in the net cash, or economic cost of fuel), increases in maintenance costs, contracted services, depreciation and the $26.0 million of fleet transition costs. Significant operating expense increases are more fully described below.

Variable Incentive Pay

Variable incentive pay for the first six months of 2008 declined $3.9 million or 39.8%, compared to same period in 2007. The decrease results from lower expected annual payouts under the various Air Group profit-based incentive plans which are largely tied to operating results, offset by higher expenses associated with our Operational Performance Rewards plan.

Aircraft Fuel

Aircraft fuel expense increased $33.9 million, or 9.7%, compared to the first six months of 2007. The elements of the change are illustrated in the following table:

	Six Months Ended June 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	172.3	173.9	(0.9)
Raw price per gallon	$3.39	$2.09	62.2

Total raw fuel expense	$584.3	$362.8	61.1

Net impact on fuel expense from changes in value of the fuel hedge portfolio (gain)	(199.4)	(11.8)	NM

Aircraft fuel expense	$384.9	$351.0	9.7

NM = Not Meaningful

Fuel gallons were relatively flat in comparison to the same time period in 2007 on a 4.1% increase in capacity because of the improved fuel efficiency of our fleet of newer more fuel-efficient B737-800 aircraft.

The raw fuel price per gallon increased by 62.2% as a result of higher West Coast jet fuel prices driven by higher crude oil costs and refinery margins.

Our economic fuel expense is calculated as follows:

	Six Months Ended June 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$584.3	$362.8	61.1
Less: cash received from settled hedges	(70.7)	(6.5)	NM

Economic fuel expense	$513.6	$356.3	44.1

Fuel gallons consumed	172.3	173.9	(0.9)

Economic fuel cost per gallon	$2.98	$2.05	45.4

NM = Not meaningful

The total cash benefit from hedges that settled during the period increased to $70.7 million in 2008 up from $6.5 million in 2007. The increase is primarily due to the dramatic increase in the value of the settled contracts as crude oil prices have increased.

Aircraft Maintenance

Aircraft maintenance increased by $10.7 million, or 15.6%, during the first six months of 2008, compared to the same period in the prior year due to an increase in the number of engine and airframe events and higher component repair and materials costs.

Depreciation and Amortization

Depreciation and amortization increased $9.4 million, or 13.2%, compared to the first six months of 2007. This is primarily the result of 14 new B737-800 aircraft delivered in 2007 and six new B737-800 aircraft delivered in the first six months of 2008.

Fleet Transition Charges

In the second quarter of 2008, we retired two MD-80 aircraft and placed them in temporary storage at an aircraft storage facility. These aircraft, along with two other MD-80s, are under long-term lease arrangements. The $26.0 million charge in the second quarter represents the remaining lease payments under the lease contract and our estimate of maintenance costs that will be incurred in the future to meet the minimum return conditions under the lease requirements. We expect a similar charge in the third quarter of 2008 as we retire the remaining two MD-80 aircraft under long-term leases.

Other Expenses

Other expenses increased $6.2 million, or 7.5% compared to the first six months of 2007. The increase is primarily attributable to higher personnel and crew costs, property taxes, and supplies.

Mainline Unit Costs per Available Seat Mile

Our mainline operating costs per ASM are summarized below:

	Six Months Ended June 30
	2008		2007		% Change
Total mainline operating expenses per ASM (CASM)	10.85	¢	10.49	¢	3.4
CASM includes the following components:
Aircraft fuel cost per ASM	3.13	¢	2.96	¢	5.6
Fleet transition charges per ASM	0.21	¢	—		NM

NM = Not Meaningful

Purchased Capacity Costs

Purchased capacity costs increased $19.7 million, from $141.5 million for the first six months of 2007 to $161.2 million for the six months ended June 30, 2008. Of the total, $150.1 million was paid to Horizon under the CPA for 718 million ASMs. This expense is eliminated in consolidation. The balance includes amounts paid to a third party for the Dutch Harbor flying and certain administrative and information technology costs borne by Alaska allocated to the purchased capacity flying with Horizon.

HORIZON AIR

Horizon reported a loss before income taxes of $4.6 million during the first six months of 2008 compared to a loss of $14.1 million in 2007. The $9.5 million improvement is primarily due to significant mark-to-market fuel hedging gains during the quarter stemming from the significant rise in world oil prices during the quarter and declines in maintenance and aircraft rent, partially offset by significantly higher raw fuel costs and fleet transition charges associated with the decision to exit the CRJ-700 and Q200 fleets.

Horizon Air Revenues

During the six months ended June 30, 2008, operating revenues increased $26.5 million, or 7.8%, compared to 2007. Horizon’s passenger revenues are summarized in the table below:

	Six Months Ended June 30
	2008		2007
Revenues (in millions) and % of ASMs	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$210.4	62	$183.7	50
Revenue from CPA with Alaska	150.1	38	131.2	33
Revenue from Frontier JetExpress	—	—	20.2	17

Total Passenger revenue and % of ASMs	$360.5	100	$335.1	100

Line-of-business information is presented in the table below. In the CPA arrangement, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity. As a result, yield and load factor information is not presented.

	Six Months Ended June 30, 2008
	Capacity and Mix					Load Factor			Yield			RASM
	Actual (000,000)	% Change	Current % Total	Point Change Yr-over-Yr		Actual	Point Change Yr-over-Yr		Actual		% Change	Actual		% Change
Brand Flying	1,168	22.3	62%	12	pts	69.2%	(1.7	) pts	26.04	¢	(3.9)	18.50	¢	(6.1)
Alaska CPA	718	14.0	38%	5	pts	NM	NM		NM		NM	20.89	¢	0.4

System Total	1,886	(0.6)	100%	—		71.7%	0.2 pts		26.64	¢	8.0	19.41	¢	8.5

NM = Not Meaningful

System-wide, Horizon’s unit revenues increased 8.5%. However, the increase was largely due to the shift in capacity out of Frontier JetExpress flying (which produces relatively low RASM because of the nature of the contract and the longer-haul nature of the flying) to higher RASM brand and Alaska CPA flying.

Horizon brand flying includes those routes in the Horizon system not covered by the Alaska CPA. Horizon has the inventory and revenue risk in those markets. Passenger revenue from Horizon brand flying increased $26.7 million, or 14.5%, on a 22.3% increase in brand capacity, offset by a decline of 6.1% in unit revenues. The decline in unit revenues was due to a 1.7-point reduction in load factor, from 70.9% in the first six months of 2007 to 69.2% in the first six months of 2008, along with a 3.9% decline in yield in those markets.

Revenue from the CPA with Alaska totaled $150.1 million during the first six months of 2008 compared to $131.2 during the same period in 2007. The increase is primarily due to a 14% increase in capacity provided under this arrangement. Under the CPA, the fee paid by Alaska is based on Horizon’s actual operating costs plus a specified margin. This revenue is eliminated in consolidation.

HORIZON EXPENSES

Total operating expenses increased $13.4 million, or 3.8%, as compared to the same period in 2007. Significant period-over-period changes in the components of operating expenses are as follows.

Aircraft Fuel

Aircraft fuel increased $17.4 million, or 28.2%, compared to the same period in 2007. The elements of the change are illustrated in the following table:

	Six Months Ended June 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	34.9	30.0	16.3
Raw price per gallon	$3.46	$2.15	60.9

Total raw fuel expense	$120.9	$64.6	87.2

Impact on fuel expense from changes in value of the fuel hedge portfolio (gain)	(41.8)	(2.9)	NM

Aircraft fuel expense	$79.1	$61.7	28.2

NM = Not Meaningful

The 16.3% increase in gallons consumed is primarily a function of the elimination of Frontier JetExpress flying. As those aircraft were redeployed into the Horizon fleet, Horizon began purchasing the fuel, whereas under the JetExpress arrangement, fuel was purchased by Frontier. Offsetting these increases in fuel consumption is the improved fuel efficiency of our fleet resulting from new Q400 aircraft deliveries. These more fuel-efficient aircraft have helped to improve the overall fuel-burn rate per ASM by approximately 11% from the first six months of 2007.

The raw fuel price per gallon increased by 60.9% as a result of higher West Coast jet fuel prices driven by higher crude oil costs.

Our economic fuel expense is calculated as follows:

	Six Months Ended June30
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$120.9	$64.6	87.2
Less: cash received from settled hedges	(14.5)	(1.2)	NM

Economic fuel expense	$106.4	$63.4	67.8

Fuel gallons consumed	34.9	30.0	16.3

Economic fuel cost per gallon	$3.05	$2.11	44.5

NM = Not meaningful

The total cash benefit from hedges that settled during the period increased to $14.5 million in 2008 from $1.2 million in 2007.

Aircraft Maintenance

Aircraft maintenance expense decreased $16.0 million, or 32.9%, primarily as a result of fewer scheduled maintenance events.

Aircraft Rent

Aircraft rent expense decreased $4.0 million or 11.8% due to the sublease of the Q200 aircraft.

Depreciation and Amortization

Depreciation and amortization increased as a result of the new Q400 aircraft delivered in 2007 and 2008 and the acceleration of depreciation on CRJ-700 and Q200 parts as we expect to cease flying those aircraft by the end of 2009 and October 2008, respectively.

Fleet Transition Charges

Fleet transition costs associated with the sublease of Q200 aircraft were $8.7 million during the first six months of 2008 compared to $6.7 million in the same period of 2007. As of the end of second quarter, all 16 of the Q200 aircraft under the existing sublease arrangement have been delivered. We also recorded a $0.3 million charge associated with one additional Q200 that was removed from operating service in June.

Additionally, during the first six months of 2008, as a result of the Board’s decision to retire the CRJ-700 fleet earlier than expected, we recorded a $5.5 million impairment charge associated with the two owned CRJ-700 aircraft and related spare parts and a $0.6 million severance charge related to a reduction in work force. We anticipate having further charges in the future as we retire the remaining 18 leased CRJ-700 aircraft.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Six Months Ended June 30
	2008		2007		% Change
Total operating expenses per ASM (CASM)	19.27	¢	18.45	¢	4.5
CASM includes the following components:
Aircraft fuel cost per ASM	4.19	¢	3.26	¢	28.6
Fleet transition costs per ASM	0.80	¢	0.35	¢	NM

NM = Not Meaningful

Consolidated Nonoperating Income (Expense)

Net nonoperating expense was $14.7 million in the first six months of 2008 compared to $2.4 million in the same period of 2007. The reasons for the changes to the components of nonoperating expense are consistent with those in the three-month discussion.

Consolidated Income Tax Expense (Benefit)

We provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual rate. For the first six months of 2008, we used the estimated income tax rate based on our current full-year estimate of pre-tax earnings.

Our effective income tax rate on the pre-tax income for the first six months of 2008 was 35.4%, compared to 37.4% for the first six months of 2007. In arriving at this rate, we considered a variety of factors, including our full-year forecasted pre-tax results, the U.S. federal rate of 35%, estimated full-year nondeductible expenses and estimated state income taxes. The effective rate for the first six months of 2007 was positively impacted by a $1.7 million credit that resulted from a favorable impact of a state income tax matter. Excluding this benefit, our effective tax rate would have been approximately 40% for the 2007 period.

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

LIQUIDITY AND CAPITAL RESOURCES

Because of the current economic environment and the state of the airline industry, we have a significant focus on preserving our liquidity position and maintaining, or even increasing, our cash and marketable securities position. In addition to the bank line-of-credit and pre-delivery payment facilities described below, other sources of liquidity may include financing other assets such as the 11 unencumbered aircraft in our fleet, aircraft parts, or receivables or a “forward sale” of mileage credits to our bank partner. We believe that our current cash and marketable securities combined with future cash flows from operations and other sources of liquidity will fund our operations for the foreseeable future.

The table below presents the major indicators of financial condition and liquidity.

	June 30, 2008	December 31, 2007	Change
	(In millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$1,006.0	$822.8	$183.2
Long-term debt, net of current portion	1,444.9	1,124.6	320.3
Shareholders’ equity	1,010.2	1,024.0	(13.8)
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	72%:28%	70%:30%	NA

During the six months ended June 30, 2008 our cash and marketable securities increased $183.2 million to $1.0 billion. The following discussion summarizes the primary drivers of the increase and our expectation of future cash requirements.

Cash Provided by Operating Activities

During the first six months of 2008, net cash provided by operating activities was $104.1 million, compared to $267.2 million generated during the same period of 2007. The $163.1 million reduction in our operating cash flow was driven by significantly higher economic fuel costs, which approximates the actual cash spent on fuel. Air Group’s total economic fuel expense increased 48%, or $200 million, to $620 million in the first six months of 2008 compared to 2007. We expect similar year-over-year declines in our cash flow provided by operating activities throughout the remainder of the year, although the amount of the decline is substantially dependent on the cost of jet fuel and our ability to increase revenues.

Cash Used in Investing Activities

Cash used in investing activities was $488.7 million during the first six months of 2008, compared to $478.0 million during the same period of 2007. Our capital expenditures were lower as we purchased six B737-800s and one Q400 during the first six months of 2008 compared to seven B737-800s and 11 Q400s in the first six months of 2007. Additionally, we had net purchases of marketable securities of $211.5 million during the 2008 period.

We currently expect capital expenditures for 2008 to be as follows (in millions):

	Aircraft- related	Non-aircraft	Total
Alaska	$390	$75	$465
Horizon	100	5	105

Total Air Group	$490	$80	$570

Cash Provided by Financing Activities

Net cash provided by financing activities was $359.4 million during the first six months of 2008 compared to $138.3 million during the same period of 2007. We obtained debt financing for six B737-800s and 13 Q400s during the period. We also borrowed $140.9 million on our pre-delivery payment facility during the year. Offsetting the borrowings were $123.9 million of debt payments and the repurchase of $48.9 million of our common stock as part of our stock repurchase program.

We plan to meet our significant capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, along with additional debt financing and proceeds from our pre-delivery payment facility.

Bank Line-of-Credit Facility

Alaska has a $185 million variable-rate credit facility that expires in March 2010. As of June 30, 2008, there are no outstanding borrowings on this credit facility and the Company has no immediate plans to borrow using this facility. This credit facility contains contractual restrictions and requires maintenance of certain financial ratios, including a fixed-charge coverage ratio. Based on our current forecast, we estimate that as of the end of the third quarter, we will not meet the required minimum fixed-charge coverage ratio. We are currently evaluating remedies to this potential covenant breach and believe that it is likely that we will be able to obtain a waiver of, or modification to, this covenant.

Pre-delivery Payment Facility

Alaska’s $172 million variable-rate revolving loan facility is available to provide a portion of the pre-delivery funding requirements of Alaska’s purchase of new Boeing 737-800 aircraft under the current aircraft purchase agreement. The maximum available amount is reduced to $152 million beginning in August 2009.

The facility expires on August 31, 2011. The interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by Alaska’s rights under the Boeing purchase agreement. The principal amounts outstanding on the facility relate to specified aircraft and will be repaid at the time that Alaska takes delivery of the aircraft, if not sooner. As of June 30, 2008, $147.3 million was outstanding under this facility.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

At June 30, 2008, we had firm orders for 39 aircraft requiring aggregate payments of approximately $818 million, as set forth below. In addition, Alaska has options to acquire 45 additional B737-800s and Horizon has options to acquire 20 Q400s. Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft through operating lease arrangements, long-term debt or internally generated cash.

During the first six months of 2008, Alaska took delivery of six owned B737-800 aircraft, all of which were paid for with cash on hand; then two of these six aircraft were financed with a fixed-rate debt arrangement subsequent to the delivery. Two more of these aircraft were financed subsequent to June 30, 2008. Alaska also financed four of the 2007 deliveries during the first six months of 2008 with fixed-rate debt arrangements. Additionally, Alaska took delivery of one B737-800 aircraft under an operating lease arrangement.

The following table summarizes aircraft purchase commitments as of June 30, 2008 and payments by year:

Delivery Period—Firm Orders

Aircraft	July 1 –December 31, 2008	2009	2010	2011	Total
Boeing 737-800	10	6	6	3	25
Bombardier Q400	3	11	—	—	14

Total	13	17	6	3	39

Payments (Millions)	$261.2	$354.0	$157.9	$44.9	$818.0

The 2008 deliveries of B737-800 aircraft are more heavily weighted toward the last six months of the year. The Q400 deliveries are expected in the fourth quarter of 2008. Financing for six more B737-800 aircraft is expected to close in 2008. We expect to arrange debt financing for the majority of our future aircraft deliveries. Our agreements with Boeing and Bombardier provide us with flexibility to adjust aircraft deliveries in the future should we wish to revise our fleet plans.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of June 30, 2008. This table excludes contributions to our various pension plans, which we could be approximately $50 million to $75 million per year through 2012 based on our current funding policy.

(in millions)	July 1 –December 31, 2008	2009	2010	2011	2012	Beyond 2013	Total
Current and long-term debt obligations	$56.6	$117.9	$124.6	$158.8	$202.3	$899.6	$1,559.8
Current and long-term portions of the pre-delivery payment facility	147.3	—	—	—	—	—	147.3
Operating lease commitments (1)	84.6	233.9	219.3	180.8	181.4	524.6	1,424.6
Aircraft purchase commitments	261.2	354.0	157.9	44.9	—	—	818.0
Interest obligations (2)	47.9	89.0	81.5	73.6	63.2	199.9	555.1
Other purchase obligations (3) (4)	13.7	30.0	30.3	30.6	30.9	62.7	198.2

Total	$611.3	$824.8	$613.6	$488.7	$477.8	$1,686.8	$4,703.0

(1)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. The aircraft operating leases include lease obligations for four leased MD-80 aircraft, two of which we retired in the second quarter and the other two of which will retire in the third quarter. We remain obligated under the existing lease contracts on these aircraft.

(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of June 30, 2008.

(3)	Includes minimum obligations under our long-term power-by-the-hour maintenance agreement for engines on our B737-400 aircraft, but not the power-by-the-hour maintenance agreement for engines on our B737-700 and -900 aircraft signed on July 23, 2008.

(4)	Excludes $27.1 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

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

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 10-K except as follows:

Market Risk – Aircraft Fuel

Currently, our fuel-hedging portfolio consists almost exclusively of crude oil call options. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts. Although to a lesser extent, we also use collar structures for fuel hedging purposes. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of June 30, 2008 would increase or decrease the fair value of our hedge portfolio by approximately $66.0 million and $63.6 million, respectively.

We have fuel purchase contracts that fix the refining margin we pay for approximately 50% of our fuel consumption in the third quarter of 2008.

Our portfolio of fuel hedge contracts was worth $305.2 million at June 30, 2008, including $67.7 million of capitalized premiums paid to counterparties, compared to a portfolio value of $112.5 million at December 31, 2007. With the increase in the price and volatility of crude oil, the cost of the premiums we pay to obtain these contracts has increased substantially.

Please refer to Note 3 in the notes to the condensed consolidated financial statements, for company-specific data on the results of our fuel-hedging program, as well as a summary of hedge positions as of June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008 an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are defined as controls and procedures designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In August 2008, the arbitrator issued a ruling in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy. We are evaluating the decision, but currently do not believe that any final remedy will materially impact our financial position or results of operations.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 20, 2008, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in that report. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Maximum approximate remaining dollar value of shares that can be repurchased under the plan (1)
April 1, 2008 – April 30, 2008 (1)	430,700	$19.40

Total	430,700	$19.40	$38,322,441

(1)	Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in March 2008. The plan expires after twelve months. The remaining dollar value of shares that can be purchased is solely under this $50 million plan. The Company has temporarily ceased further purchases under this program given the uncertainty in the economic environment. However, if the circumstances warrant, we may from time to time consider repurchasing shares of our common stock under our existing share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Stockholders was held on May 20, 2008.

(b)	At the Annual Meeting, William S. Ayer, Phyllis J. Campbell, Mark R. Hamilton, R. Marc Langland, Dennis F. Madsen and Byron I. Mallott were elected directors for one-year terms expiring on the date of the Annual Meeting in 2009.

The terms of the following directors continued after the Annual Meeting:

Patricia M. Bedient
Jessie J. Knight, Jr.
J. Kenneth Thompson

(c)	The results of voting in the election of directors were as follows:

Board Nominees	For	Withheld
William S. Ayer	28,880,610	559,459
Phyllis J. Campbell	28,877,439	562,630
Mark R. Hamilton	28,820,321	619,748
R. Marc Langland	28,920,945	519,124
Dennis F. Madsen	28,797,285	642,784
Byron I. Mallott	28,830,662	609,407

Shareholder Nominees	For	Withheld
Richard D. Foley	78,861	28,261
Stephen Nieman	81,179	25,943
Terry K. Dayton	80,032	27,090
Carl L. Olson	78,459	28,663
William B. Davidge	77,809	29,313
Aaron C. Kreps	77,809	29,313

(d)	The results of voting on Proposals 2 through 5 were as follows:

2.	A board proposal to approve the Alaska Air Group, Inc. 2008 Performance Incentive Plan:

	Number of Votes	% of Shares Outstanding
For	23,615,516	64.56%
Against	1,471,389	4.02%
Abstain	62,075.17%
Broker Non-votes	4,291,090	11.17%

3.	A stockholder-sponsored proposal to amend the Company’s governance documents to require a shareholder vote on the poison pill.

	Number of Votes	% of Shares Outstanding
For	7,564,828	20.68%
Against	17,431,669	47.66%
Abstain	152,482.42%
Broker Non-votes	4,291,090	11.17%

4.	A stockholder-sponsored proposal requesting that the Board of Directors amend the Company’s governance documents to adopt cumulative voting.

	Number of Votes	% of Shares Outstanding
For	12,876,358	35.20%
Against	12,159,075	33.24%
Abstain	113,546.31%
Broker Non-votes	4,291,090	11.17%

5.	A stockholder-sponsored proposal requesting that the Board of Directors adopt a policy to allow stockholders to cast an advisory vote on the compensation of certain executive officers.

	Number of Votes	% of Shares Outstanding
For	13,478,067	36.85%
Against	11,034,216	30.17%
Abstain	636,697	1.74%
Broker Non-votes	4,291,090	11.17%

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index on page 51.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIR GROUP, INC.
Registrant

Date: August 8, 2008

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen

Vice President/Finance and Controller (Principal Accounting Officer)

By:	/s/ Bradley D. Tilden
Bradley D. Tilden

Executive Vice President/Finance and Planning and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

10.1	Alaska Air Group, Inc. 2008 Performance Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.2	Form of Nonqualified Stock Option Agreement (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.3	Form of Stock Unit Award Agreement (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.4	Form of Director Deferred Stock Unit Award Agreement (Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

31.1(1)	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2(1)	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1(1)	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2(1)	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Filed herewith