Form 10-Q
period 2008-09-30
ALASKA AIR GROUP INC
filed 2008-11-07
CIK 766421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant has 36,208,917 common shares, par value $1.00, outstanding at September 30, 2008.

ALASKA AIR GROUP, INC.

Quarterly Report on Form 10-Q for the three months ended September 30, 2008

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	general economic conditions, as well as economic conditions in the geographic regions we serve;

•	the competitive environment in our industry;

•	changes in our operating costs, including fuel, which can be volatile;

•	labor disputes and our ability to attract and retain qualified personnel;

•	the timing of disposal and amounts of potential lease termination payments with lessors for our remaining CRJ-700 and Q200 leased aircraft and related sublease payments from sublessees, if applicable;

•	our significant indebtedness;

•	compliance with our financial covenants;

•	potential downgrades of our credit ratings and the availability of financing;

•	our ability to meet our cost reduction goals;

•	operational disruptions;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	insurance costs;

•	our inability to achieve or maintain profitability;

•	fluctuations in our quarterly results;

•	an aircraft accident or incident;

•	liability and other claims asserted against us;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	our reliance on third-party vendors and partners;

•	changes in laws and regulations; and

•	increases in government fees and taxes.

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

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

Alaska Air Group, Inc.

ASSETS
(in millions)	September 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$259.2	$204.3
Marketable securities	808.2	618.5

Total cash and marketable securities	1,067.4	822.8
Securities lending collateral	101.1	111.9
Receivables - net	143.0	138.0
Inventories and supplies - net	83.5	46.6
Deferred income taxes	130.2	84.9
Fuel hedge contracts	68.8	100.7
Prepaid expenses and other current assets	84.7	85.4

Total Current Assets	1,678.7	1,390.3

Property and Equipment
Aircraft and other flight equipment	3,357.8	2,981.2
Other property and equipment	603.8	574.5
Deposits for future flight equipment	397.1	430.0

	4,358.7	3,985.7
Less accumulated depreciation and amortization	1,141.2	1,023.4

Total Property and Equipment - Net	3,217.5	2,962.3

Fuel Hedge Contracts	29.9	11.8

Other Assets	139.8	126.5

Total Assets	$5,065.9	$4,490.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS’ EQUITY
(in millions except share amounts)	September 30, 2008	December 31, 2007
Current Liabilities
Accounts payable	$81.1	$101.5
Accrued aircraft rent	59.0	59.1
Accrued wages, vacation and payroll taxes	100.8	112.3
Other accrued liabilities	482.8	448.5
Air traffic liability	461.2	364.5
Securities lending obligation	101.1	111.9
Current portion of long-term debt	254.5	175.9

Total Current Liabilities	1,540.5	1,373.7

Long-Term Debt, Net of Current Portion	1,613.1	1,124.6

Other Liabilities and Credits
Deferred income taxes	151.8	131.2
Deferred revenue	407.8	413.6
Other liabilities	427.0	422.4

	986.6	967.2

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2008 - 43,105,423 shares
2007 - 42,821,986 shares	43.1	42.8
Capital in excess of par value	911.1	899.1
Treasury stock (common), at cost: 2008 - 6,896,506 shares
2007 - 4,771,306 shares	(161.4)	(112.5)
Accumulated other comprehensive loss	(135.7)	(133.3)
Retained earnings	268.6	329.3

	925.7	1,025.4

Total Liabilities and Shareholders’ Equity	$5,065.9	$4,490.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Alaska Air Group, Inc.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions except per-share amounts)	2008	2007	2008	2007
Operating Revenues
Passenger	$952.8	$920.2	$2,592.0	$2,452.2
Freight and mail	30.5	27.0	80.4	75.6
Other - net	39.6	41.6	120.8	124.8
Change in Mileage Plan terms	42.3	—	42.3	—

Total Operating Revenues	1,065.2	988.8	2,835.5	2,652.6

Operating Expenses
Wages and benefits	232.1	241.1	711.2	715.8
Variable incentive pay	6.3	2.9	15.0	17.2
Aircraft fuel, including hedging gains and losses	575.6	243.1	1,039.6	655.8
Aircraft maintenance	47.4	59.2	159.6	176.7
Aircraft rent	40.2	45.2	126.1	133.2
Landing fees and other rentals	56.8	58.1	169.7	169.3
Contracted services	40.2	40.4	128.3	118.8
Selling expenses	41.7	42.7	120.3	122.8
Depreciation and amortization	52.1	46.6	152.9	132.3
Food and beverage service	13.5	12.9	39.2	36.9
Other	52.7	55.7	171.4	167.7
Restructuring charges	3.7	—	3.7	—
Fleet transition costs - MD-80	21.5	—	47.5	—
Fleet transition costs - CRJ-700	0.7	—	6.8	—
Fleet transition costs - Q200	0.7	3.9	9.7	10.6

Total Operating Expenses	1,185.2	851.8	2,901.0	2,457.1

Operating Income (Loss)	(120.0)	137.0	(65.5)	195.5

Nonoperating Income (Expense)
Interest income	10.7	13.8	31.5	42.0
Interest expense	(25.9)	(22.8)	(74.3)	(66.3)
Interest capitalized	5.9	7.1	18.5	20.9
Other - net	(3.7)	(0.3)	(3.4)	(1.2)

	(13.0)	(2.2)	(27.7)	(4.6)

Income (loss) before income tax	(133.0)	134.8	(93.2)	190.9
Income tax expense (benefit)	(46.5)	53.0	(32.5)	74.0

Net Income (Loss)	$(86.5)	$81.8	$(60.7)	$116.9

Basic Earnings (Loss) Per Share:	$(2.40)	$2.02	$(1.67)	$2.89
Diluted Earnings (Loss) Per Share:	$(2.40)	$2.01	$(1.67)	$2.86
Shares used for computation:
Basic	36.069	40.483	36.383	40.433
Diluted	36.069	40.775	36.383	40.941

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Alaska Air Group, Inc.

(in millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2007	38.051	$42.8	$899.1	$(112.5)	$(133.3)	$329.3	$1,025.4

Net loss for the nine months ended September 30, 2008						(60.7)	(60.7)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					(15.9)
Reclassification to earnings					(1.4)
Income tax effect					6.4

					(10.9)		(10.9)

Adjustments related to employee benefit plans:					13.5
Income tax effect					(5.0)

					8.5		8.5

Total comprehensive loss							(63.1)

Purchase of treasury stock	(2.126)			(48.9)			(48.9)
Stock-based compensation			10.8				10.8
Common stock issued under stock plans	0.152	0.2	(1.1)				(0.9)
Treasury stock issued under stock plans	0.001						—
Stock issued for employee stock purchase plan	0.131	0.1	2.3				2.4

Balances at September 30, 2008	36.209	$43.1	$911.1	$(161.4)	$(135.7)	$268.6	$925.7

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Alaska Air Group, Inc.

Nine Months Ended September 30 (in millions)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(60.7)	$116.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring charges	3.7	—
Fleet transition costs, including impairment charge	64.0	10.6
Depreciation and amortization	152.9	132.3
Stock-based compensation	10.8	9.6
Changes in fair values of open fuel hedge contracts	13.8	(6.5)
Gain on sale of assets	(3.3)	(3.9)
Changes in deferred income taxes	(26.4)	73.2
Increase in receivables - net	(5.0)	(22.6)
Increase in prepaid expenses and other current assets	(42.1)	(32.0)
Increase in air traffic liability	96.7	94.0
Decrease in other current liabilities	(19.8)	(18.8)
Increase (decrease) in deferred revenue and other-net	(43.6)	20.6

Net cash provided by operating activities	141.0	373.4

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(347.3)	(598.8)
Other flight equipment	(29.1)	(25.3)
Other property and equipment	(34.1)	(35.2)

Total property and equipment additions	(410.5)	(659.3)
Proceeds from disposition of assets	6.3	60.0
Purchases of marketable securities	(608.4)	(863.2)
Sales and maturities of marketable securities	398.7	841.4
Restricted deposits and other	7.1	(1.7)

Net cash used in investing activities	(606.8)	(622.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net	786.0	196.1
Long-term debt payments	(218.9)	(97.9)
Purchase of treasury stock	(48.9)	(5.0)
Proceeds and tax benefit from issuance of common stock	2.6	5.8

Net cash provided by financing activities	520.8	99.0

Net change in cash and cash equivalents	55.0	(150.4)
Cash and cash equivalents at beginning of year	204.3	230.7

Cash and cash equivalents at end of period	$259.3	$80.3

Supplemental disclosure of cash paid (received) during the period for:
Interest (net of amount capitalized)	$52.3	$42.3
Income taxes	(0.2)	(5.0)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Alaska Air Group, Inc.

Note 1.     Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of September 30, 2008, as well as the results of operations for the three and nine months ended September 30, 2008 and 2007. The adjustments made were of a normal recurring nature.

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

Securities Lending

The Company lends certain marketable securities to third parties for a period of less than one year. During the period in which these securities are loaned to the third parties, the Company requires cash collateral for 102% of the daily market value of the loaned securities. As of September 30, 2008, the Company had $98.2 million of securities on loan under the program. These affected securities are included as marketable securities under current assets on the condensed consolidated balance sheets.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires entities that use derivative instruments to provide certain qualitative disclosures about their objectives and strategies for using such instruments, amounts and location of the derivatives in the financial statements, among other disclosures. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Because of the importance and prominence of the Company’s fuel-hedging program, management believes that the current disclosures included in quarterly and annual filings include many of the disclosures required under SFAS 161. Therefore, the Company currently does not anticipate that the adoption of SFAS 161 will have a material impact on the disclosures already provided.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair-value measurements required under other accounting pronouncements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company partially adopted this standard for financial assets and liabilities as of January 1, 2008. In accordance with FASB Staff Position No. 157-2, the Company has deferred adoption of SFAS 157 as it relates to nonfinancial assets and liabilities until January 1, 2009. In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3), which clarifies the application of SFAS 157 in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and determined that there was no impact.

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

Cash, Cash Equivalents and Marketable Securities

The Company uses the “market approach” in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets. Amounts measured at fair value as of September 30, 2008 are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$196.5	$62.7	$—	$259.2
Marketable securities	73.0	735.2	—	808.2

Total	$269.5	$797.9	$—	$1,067.4

The Company’s marketable securities portfolio consists of US government securities, asset-backed obligations and other corporate obligations. As of September 30, 2008, the Company had net unrealized losses of $12.4 million in its $1.1 billion cash and marketable securities balance portfolio, which management believes is not an “other-than-temporary” impairment as defined by FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. However, during the period, the Company did determine that certain corporate debt securities were other-than-temporarily impaired. As such, the Company recorded a $3.5 million loss in other – net nonoperating expense during the period representing the difference between the estimated fair market value and the amortized cost of the securities.

Note 2.     Fleet Transition and Restructuring

Alaska Transition to All-Boeing 737 Fleet

In March 2006, the Company’s Board of Directors approved a plan to accelerate the retirement of its MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008. At September 30, 2008, all of the Company’s MD-80s had been removed from operations.

All but four of the MD-80 aircraft have been returned to the lessor. The four remaining MD-80 aircraft are under long-term lease arrangements. Two of the aircraft were retired during the second quarter and the remaining two were retired during the third quarter. All four have been placed in temporary storage at an aircraft storage facility. As a result, the Company recorded a $26.0 million charge in the second quarter and a $21.5 million charge in the third quarter reflecting the remaining discounted future lease payments and other contract-related costs.

Alaska Restructuring

In the third quarter of 2008, Alaska announced work force reductions among union and non-union employees. The non-union employees that were affected by the reduction were terminated in the third quarter, resulting in a $1.6 million severance charge. For union personnel, the Company offered extended leaves, a voluntary furlough program, and an early-out package with a lump-sum payment based on years of service that will include continuation of medical coverage and travel benefits for a specified period. In addition to the voluntary offers, there will be involuntary furloughs to achieve the planned reduction. Alaska recorded a $2.1 million charge in the third quarter of 2008 representing the minimum contractual obligation for this reduction in force. As the final number of early-out packages is known and other alternatives are selected, management expects to record an incremental charge in the fourth quarter.

Horizon Transition to All-Q400 Fleet

Horizon has an arrangement with another carrier to sublease 16 of its Bombardier Q200 aircraft. As of September 30, 2008, all of the 16 aircraft had been delivered to the other carrier with sublease terms that approximate Horizon’s lease terms. Each of these subleases resulted in a loss for Horizon representing the difference between the cumulative future lease payments and the expected sublease receipts that was recorded when the specific aircraft was removed from Horizon’s fleet. During the nine months ended September 30, 2008, the final five of the 16 Q200 aircraft under the sublease agreement were delivered to the third party carrier, resulting in an $8.7 million loss. During the first nine months of 2007, Horizon had delivered eight of the Q200s to the third party, resulting in a $10.6 million loss.

On April 23, 2007, Horizon announced an order for 15 additional Q400 aircraft, with options to purchase 20 more. These aircraft are currently scheduled for delivery in 2008 and 2009, with the possibility of some deferral into 2010 and 2011. This aircraft order has allowed Horizon to transition out of its Q200 and CRJ-700 fleets.

Horizon has removed all remaining Q200 aircraft from scheduled operations as of the end of October 2008, and has negotiated transactions for all but five that would allow for termination from the underlying lease contracts with minimal expected financial impact. Two and three of these Q200 aircraft were removed from service during the third quarter and the nine-month period, respectively, and the associated leases were terminated resulting in net charges of $0.7 million and $1.0 million, respectively. The Company may have losses on the phase-out of the remaining Q200s, depending on market conditions and the structure of the disposal transaction used. However, the nature, timing or amount of any potential loss or gain cannot be reasonably estimated at this time.

On April 23, 2008, the Company’s Board of Directors approved a plan to transition Horizon to an all-Q400 fleet and remove its CRJ-700 fleet from operations within two years, in addition to the Q200 transition described above. As a result of the decision, the Company determined that its two owned CRJ-700s were impaired and recorded an impairment charge on the aircraft and their related spare parts of $5.5 million in the second quarter of 2008 to reduce the carrying value of these assets to their estimated fair value. Salvage values and estimated useful lives were also revised to correspond to the shorter period of expected use. The Company also recorded severance charges related to this fleet transition of $0.7 million and $1.3 million in the third quarter and nine-month period, respectively.

Horizon plans to remove all 18 leased CRJ-700 aircraft from operations well before the end of the contractual lease terms. The Company is currently evaluating various alternatives to dispose of these leased aircraft in the most economically feasible way. The nature, timing or amount of any potential gain or loss associated with these transactions cannot be reasonably estimated at this time.

Note 3.     Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risk associated with fluctuations in aircraft fuel prices, the Company periodically enters into primarily call options for crude oil, among other initiatives.

The Company records derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value. Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Raw or “into-plane” fuel cost	$401.4	$264.7	$1,106.7	$692.1
(Gains) or losses in value and settlement of fuel hedge contracts	174.2	(21.6)	(67.1)	(36.3)

Aircraft fuel expense	$575.6	$243.1	$1,039.6	$655.8

The Company realized gains of $44.0 million and $16.8 million during the three months ended September 30, 2008 and 2007, respectively, on fuel hedge contracts that settled during the period. Gains on the settled hedges were $129.2 million and $24.5 million during the nine months ended September 30, 2008 and 2007, respectively.

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

Outstanding future fuel hedge positions as of September 30, 2008 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Fourth Quarter 2008	50%	51.5	$77

Remainder of 2008	50%	51.5	$77

First Quarter 2009	50%	42.6	$108
Second Quarter 2009	50%	44.8	$108
Third Quarter 2009	45%	43.3	$106
Fourth Quarter 2009	30%	26.4	$107

Full Year 2009	44%	157.1	$107

First Quarter 2010	24%	20.4	$114
Second Quarter 2010	19%	17.2	$113
Third Quarter 2010	12%	11.3	$120
Fourth Quarter 2010	12%	10.3	$112

Full Year 2010	17%	59.2	$114

First Quarter 2011	6%	6.0	$113

Full Year 2011	1%	6.0	$113

As of September 30, 2008 and December 31, 2007, the fair values of the Company’s fuel hedge positions were $98.7 million and $112.5 million, respectively, including capitalized premiums of $79.3 million and $30.9 million, respectively, and are presented as both current and non-current assets in the condensed consolidated balance sheets.

Subsequent to September 30, 2008, the Company increased its positions for 2009 so that 50% of expected fuel consumption is hedged at approximately $83 per barrel.

Note 4.     Long-Term Debt

Long-term debt obligations were as follows (in millions):

	September 30, 2008	December 31, 2007
Fixed-rate notes payable due through 2022	$1,464.9	$783.9
Variable-rate notes payable due through 2019	275.3	430.8
Pre-delivery payment facility expiring in 2009	127.4	85.8

Long-term debt	1,867.6	1,300.5
Less current portion	(254.5)	(175.9)

	$1,613.1	$1,124.6

During the first nine months of 2008, Alaska borrowed $388.6 million using fixed-rate debt secured by flight equipment and another $187.9 million from its pre-delivery payment facility. Alaska made payments of $209.7 million, including $146.3 million on its pre-delivery payment facility. Additionally, Horizon financed 14 of its recently delivered Q400 aircraft using a fixed-rate debt arrangement with proceeds totaling $209.5 million and made scheduled debt payments of $9.2 million.

In September 2008, Alaska entered into an amendment to its existing $185 million line-of-credit facility. The amendment eliminated all previous financial covenants and replaced them with a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. There were no borrowings outstanding on this facility as of September 30, 2008. However, subsequent to the end of the third quarter, Alaska borrowed $75 million under the facility.

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

In March 2008, the Company announced a new $50 million common stock repurchase program. Through September 30, 2008, the Company had repurchased 605,700 shares of its common stock for approximately $11.7 million under this new program. In April 2008, the Company temporarily ceased further repurchases under this program given the uncertainty in the economic environment. However, if circumstances warrant, the Company may from time to time consider repurchasing shares of its common stock under the existing share repurchase program.

Note 6.     Employee Benefit Plans

Pension Plans - Qualified Defined Benefit

Net pension expense for the three and nine months ended September 30, 2008 and 2007 included the following components (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service cost	$11.7	$13.3	$35.0	$39.9
Interest cost	15.7	15.0	47.0	45.0
Expected return on assets	(18.0)	(16.3)	(53.9)	(48.9)
Amortization of prior service cost	1.1	1.0	3.3	3.0
Actuarial loss	1.4	3.0	4.2	9.0

Net pension expense	$11.9	$16.0	$35.6	$48.0

The Company contributed $51.7 million to its qualified defined-benefit plans during the nine months ended September 30, 2008 and does not expect to contribute any additional amounts during the remainder of 2008. The Company made $52.5 million in contributions to its qualified defined-benefit pension plans during the nine months ended September 30, 2007.

Pension Plans - Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.9 million for the three months ended September 30, 2008 and 2007 and $2.7 million for the nine months ended September 30, 2008 and 2007.

Postretirement Medical Benefits

Net periodic benefit cost for the post-retirement medical plans for the three months ended September 30, 2008 and 2007 was $2.8 million and $2.9 million, respectively. The net periodic benefit cost for the nine months ended September 30, 2008 and 2007 was $8.4 million and $8.7 million, respectively.

Note 7.     Other Assets

Other assets consisted of the following (in millions):

	September 30, 2008	December 31, 2007
Restricted deposits (primarily restricted investments)	$79.9	$90.4
Deferred costs and other*	59.9	36.1

	$139.8	$126.5

*	Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

Note 8.     Mileage Plan

Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	September 30, 2008	December 31, 2007
Current Liabilities:
Other accrued liabilities	$284.7	$239.7
Other Liabilities and Credits (non-current):
Deferred revenue	380.8	387.8
Other liabilities	17.5	21.0

	$683.0	$648.5

Alaska’s Mileage Plan revenue is included under the following statement of operations captions for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Passenger revenues	$39.8	$35.0	$100.6	$95.6
Other - net revenues	25.5	27.0	76.6	80.5
Change in Mileage Plan terms	42.3	—	42.3	—

	$107.6	$62.0	$219.5	$176.1

During the third quarter of 2008, the Company changed the terms of its Mileage Plan program regarding the expiration of award miles. Beginning in the third quarter, Mileage Plan accounts with no activity for two years are deleted. Under the previous policy, accounts with no activity for three years were deleted. As a result of the deletion of a number of accounts, the Company reduced its liability for future travel awards by $42.3 million, which has been recorded in the condensed consolidated statements of operations as “Change in Mileage Plan terms.”

Note 9.     Stock-Based Compensation Plans

The Company accounts for stock-based awards using SFAS No. 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95. All stock-based compensation expense is recorded in wages and benefits in the condensed consolidated statements of operations. See Note 11 for a discussion of an error in prior periods related to stock-based compensation and its impact on the Company’s operations and financial position.

The Company has stock awards outstanding under a number of long-term incentive equity plans, one of which continues to provide for the grant of stock awards to directors, officers and employees of the Company and its subsidiaries. Compensation expense is recorded over the shorter of the vesting period or the period between the grant date and the date employee becomes retirement-eligible as defined in the applicable plan.

Stock Options

During the nine months ended September 30, 2008, the Company granted 388,111 options with a weighted-average fair value of $11.13 per share. During the same period in the prior year, the Company granted 188,235 options with a weighted-average fair value of $19.66 per share.

The Company recorded stock-based compensation expense related to stock options of $0.7 million ($0.4 million after tax) and $1.0 million ($0.6 million after tax) for the three months ended September 30, 2008 and 2007, respectively. The Company recorded compensation expense of $4.0 million ($2.5 million after tax) and $3.8 million ($2.4 million after tax) for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, $4.9 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.5 years.

As of September 30, 2008, options to purchase 2,692,820 shares of common stock were outstanding with a weighted-average exercise price of $30.39. Of that total, 1,982,338 were exercisable at a weighted-average exercise price of $30.21.

Restricted Stock Awards

During the nine months ended September 30, 2008, the Company awarded 312,307 restricted stock units (RSUs) to certain employees, with a weighted-average grant date fair value of $22.17. This amount reflects the value of the RSU awards at the grant date based on the closing price of the Company’s common stock. The Company recorded stock-based compensation expense related to RSUs of $1.8 million ($1.1 million after tax) and $1.3 million ($0.8 million after tax) for the three months ended September 30, 2008 and 2007, respectively, and $5.5 million ($3.4 million after tax) and $4.3 million ($2.7 million after tax) for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, $5.5 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.1 years.

Performance Stock Awards

During the first quarters of 2008 and 2007, the Company awarded Performance Share Unit awards (PSUs) to certain executives. These award types are similar to restricted stock units (RSUs), but vesting is based on a performance condition tied to the Company achieving a specified pretax margin over a three-year period. The amount credited to compensation expense was $0.4 million ($0.3 million after tax) during the nine months ended September 30, 2008. The Company recorded compensation expense associated with the PSUs of $0.5 million ($0.3 million after tax) during the nine months ended September 30, 2007.

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

Employee Stock Purchase Plan

Compensation expense recognized under the Employee Stock Purchase Plan was $0.3 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively, and $1.4 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Stock options	$0.7	$1.0	$4.0	$3.8
Restricted stock units	1.8	1.3	5.5	4.3
Performance share units	—	0.2	(0.4)	0.5
Deferred stock units	—	—	0.3	—
Employee stock purchase plan	0.3	0.6	1.4	1.0

	$2.8	$3.1	$10.8	$9.6

Note 10.     Operating Segment Information

Operating segment information for Alaska and Horizon for the three- and nine-month periods ended September 30 was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Operating revenues:
Alaska – mainline (1)	$856.2	$786.5	$2,261.8	$2,113.1
Alaska – purchased capacity (1)	85.7	81.2	233.9	209.5
Total Alaska	941.9	867.7	2,495.7	2,322.6
Horizon	204.1	196.9	570.2	536.5
Other (2)	0.3	0.3	0.8	0.8
Elimination of intercompany revenues	(81.1)	(76.1)	(231.2)	(207.3)

Consolidated	$1,065.2	$988.8	$2,835.5	$2,652.6

Income (loss) before income tax:
Alaska – mainline	$(107.5)	$126.8	$(47.0)	$212.4
Alaska – purchased capacity	0.1	0.6	(12.9)	(12.6)
Total Alaska	(107.4)	127.4	(59.9)	199.8
Horizon	(25.1)	8.3	(30.1)	(5.9)
Other (2)	(0.5)	(0.9)	(3.2)	(3.0)

Consolidated	$(133.0)	$134.8	$(93.2)	$190.9

	September 30, 2008	December 31, 2007
Total assets at end of period:
Alaska	$4,659.3	$4,221.0
Horizon	711.2	629.0
Other (2)	1,074.8	1,130.3
Elimination of intercompany accounts	(1,379.4)	(1,489.5)

Consolidated	$5,065.9	$4,490.9

(1)	Alaska mainline revenue represents revenue from passengers aboard Alaska jets, freight and mail revenue, and all other revenue. Purchased capacity revenue represents that revenue earned by Alaska on capacity provided by Horizon and a small third-party carrier under a capacity purchase arrangement.

(2)	Includes the parent company, Alaska Air Group, Inc., including its investments in Alaska and Horizon, which are eliminated in consolidation.

Note 11.     Adjustment to Prior-Period Results

Previously reported results have been adjusted for two errors as described below.

Mileage Plan Adjustment

In the fourth quarter of 2007, the Company discovered an error in the calculation of deferred Mileage Plan revenue that existed as of September 30, 2007. The error resulted in a $6.3 million overstatement of passenger revenue in the third quarter of 2007 ($4.0 million, net of tax, or $0.10 per diluted share). The Company concluded that this item was not material, and in accordance with SEC Staff Accounting Bulletin No. 108 (SAB 108), the Company adjusted the 2007 third quarter and nine-month period financial information accordingly. There was no impact to cash flows or financial position as of December 31, 2007.

Stock-Based Compensation Expense Adjustment

In the third quarter of 2008, the Company discovered an error in its calculation of stock-based compensation expense under SFAS No. 123R for certain awards granted after January 1, 2006. The error related to the time period over which compensation expense was recorded. The Company had been recording compensation expense over the vesting period, which was deemed to be the service period. However, many employees that receive award grants are eligible for retirement or will be eligible for retirement prior to the end of the vesting period. The award plans allow for continued vesting subsequent to retirement. As such the related compensation expense should be recorded over the shorter of the vesting period or the period from the date of grant to the date the employee is eligible for retirement. The error resulted in a $2.3 million understatement of wages and benefits expense in the first quarter of 2008, a $1.1 million understatement of expense in the first quarter of 2007 and a $2.9 million understatement of expense in 2006. The Company has concluded that this item is not material, and in accordance with SAB 108, the Company has adjusted the three and nine-month period ended September 30, 2007 and the nine-months ended September 30, 2008 accordingly. There was no impact to cash flows. See the tables below for further details.

Additionally, the Company will adjust its previously filed financial statements for the impact on the 2006, 2007 and first quarter 2008 information when it is presented in future Exchange Act reports, including the unaudited Selected Quarterly Consolidated Financial Information in our 2008 Annual Report on Form 10-K.

Reconciliation Between Amounts Previously Reported and Corrected Amounts

The impact of each of the corrections on financial statement line items is presented below (in millions):

Consolidated Statements of Operations:

	Three Months Ended September 30, 2007
	As Originally Reported	Mileage Plan Adjustment	As Corrected
Passenger Revenue	$926.5	$(6.3)	$920.2
Total Operating Revenues	995.1	(6.3)	988.8
Operating Income	143.3	(6.3)	137.0
Income Before Income Taxes	141.1	(6.3)	134.8
Net Income	$85.8	$(4.0)	$81.8

Basic Earnings Per Share	$2.12	$(0.10)	$2.02
Diluted Earnings Per Share	$2.11	$(0.10)	$2.01

	Nine Months Ended September 30, 2007
	As Originally Reported	Mileage Plan Adjustment	Stock-based Compensation Adjustment	As Corrected
Passenger Revenue	$2,458.5	$(6.3)	$—	$2,452.2
Total Operating Revenues	2,658.9	(6.3)	—	2,652.6
Wages and benefits	714.7	—	1.1	715.8
Total Operating Expenses	2,456.0	—	1.1	2,457.1
Operating Income	202.9	(6.3)	(1.1)	195.5
Income Before Income Taxes	198.3	(6.3)	(1.1)	190.9
Net Income	$121.6	$(4.0)	(0.7)	$116.9

Basic Earnings Per Share	$3.01	$(0.10)	$(0.02)	$2.89
Diluted Earnings Per Share	$2.97	$(0.10)	$(0.01)	$2.86

Consolidated Balance Sheet:

	As of December 31, 2007
	As Originally Reported	Stock-based Compensation Adjustment	As Corrected
Deferred income taxes	$132.6	$(1.4)	$131.2
Total Other Liabilities and Credits	968.6	(1.4)	967.2
Capital in excess of par value	895.1	4.0	899.1
Retained earnings	331.9	(2.6)	329.3

Note 12.     Contingencies

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In July 2008, the arbitrator issued a final decision in the matter. In that decision, the arbitrator found that Alaska had violated the CBA and instructed

Alaska and the IAM to negotiate a remedy. The parties have met, but the matter has not yet been resolved. Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our condensed consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission, including those listed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. This overview summarizes MD&A, which includes the following sections:

•

Third Quarter in Review and Current Events – highlights from the third quarter of 2008 outlining some of the major events that happened during the period and how they affected our financial performance.

•

Results of Operations – an in-depth analysis of the results of operations of Alaska and Horizon for the three and nine months ended September 30, 2008. We believe this analysis will help the reader better understand our condensed consolidated statements of operations. This section also contains forward-looking statements regarding our view of the remainder of 2008.

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

THIRD QUARTER IN REVIEW

We reported a consolidated net loss of $86.5 million in the third quarter of 2008 compared to net income of $81.8 million in the third quarter of 2007. The largest driver of the decline in results was fuel expense. Our fuel expense increased by $332.5 million over the third quarter of 2007, primarily attributable to the $218.2 million mark-to-market loss recorded in the third quarter of 2008 that resulted from the decline in the value of our fuel hedge portfolio because of rapidly falling oil prices. Even with the benefit of $44.0 million of net cash settlements from our fuel hedge program during the quarter, our “economic” fuel cost (as defined on page 30) increased $109.5 million, or 44.2%, on a 6.5% decline in fuel gallons consumed. This increase in economic fuel far exceeded the increase in total operating revenues. We also had the following notable items during the third quarter of 2008:

•

Revenue of $42.3 million associated with the change in Mileage Plan terms to delete accounts that have had no activity for two or more years. Previously, accounts could remain inactive for three years prior to deletion.

•	Fleet transition costs of $22.9 million compared to $3.9 million in the third quarter of 2007.

•	Severance charges of $3.7 million associated with reductions in work force at Alaska.

Alaska Fleet Transition

Our fleet transition at Alaska is complete as our remaining MD-80 aircraft were removed from operating service in August 2008.

We have four MD-80 aircraft under long-term lease arrangements that were retired prior to the end of their lease terms. Two of these aircraft were removed from service during the third quarter and placed in temporary storage at an aircraft storage facility. As a result, we recorded a $21.5 million charge during the third quarter associated with these aircraft representing the remaining obligation under the existing lease contracts.

Horizon Fleet Transition

On April 23, 2007, we announced an order for 15 additional Q400 aircraft, with options for 20 more. These aircraft are currently scheduled for delivery in 2008 and 2009, with the possibility of some deferral into 2010 and 2011. We have removed all remaining Q200 aircraft from scheduled operations as of the end of October 2008, and we have negotiated transactions for all but five that would allow for our termination from the underlying lease contracts with minimal expected financial impact to us. Two of these Q200 aircraft were removed from service during the third quarter and the associated lease was terminated, resulting in a net $0.7 million charge to Horizon. We may record losses as we phase out the remaining Q200s, depending on market conditions at the time and the structure of the disposal transactions used. The nature, timing or amount of any potential loss or gain cannot be reasonably estimated at this time. However, we do expect to record any remaining impact from these transactions in the fourth quarter of 2008 as Q200s are removed from the fleet.

On April 23, 2008, our Board of Directors approved a plan to transition Horizon to an all-Q400 fleet and remove its CRJ-700 fleet from operations within two years, in addition to the Q200 transition described above. During the third quarter, we recorded a $0.7 million severance charge for Horizon pilots that were related to this fleet transition.

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

Fees and Mileage Plan Changes

Like many of our competitors, we have increased existing fees or implemented new fees in an effort to increase our revenues. Examples include:

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

On July 24, 2008 we announced a $25 fee for booking Mileage Plan award travel on partner airlines. We also announced that our domestic round-trip “Coach Saver” award will increase to 25,000 miles from 20,000 miles and we have expanded our 15,000-mile “Intra-Alaska” award levels in coach to an “Intra-State” award. This award offers travel wholly within one individual state for 15,000 award miles. Other changes include an increase in the award miles needed for “Peak” awards and the introduction of a three-tier award level structure. All of these changes are effective for awards redeemed on or after November 19, 2008.

Additionally, beginning in August 2008, we reduced the length of time that a Mileage Plan account could be inactive from three years to two years before the account is deleted. As a result of this change in terms, our Mileage Plan liability was reduced by $42.3 million. This benefit is recorded separately in operating revenues as “Change in Mileage Plan terms.”

Operational Performance

Our core promise to our customers is to get them and their bags to their destinations, safely and on time. Operational performance is one of our top initiatives in 2008 and we believe we have made a lot of progress thus far in 2008. In each month of the nine-month period ended September 30, 2008, Alaska exceeded its prior-year performance in on-time arrivals and in schedule completion rates for eight of the nine months. Similarly, Horizon has exceeded its prior-year performance in both on-time performance and schedule completion rates on a year-to-date basis for the first nine months of 2008 compared to 2007. As a result of the current-year performance, our employees are receiving higher payouts under our operational performance rewards program.

Update on Labor Negotiations

Alaska is currently in negotiations with its pilots and has been since early 2007. The contract with Alaska’s pilots became amendable on May 1, 2007. The Air Line Pilots Association (ALPA) at Alaska has requested mediation from the National Mediation Board (NMB) in order to assist with contract negotiations. We have begun meeting with the NMB and hope to reach a negotiated contract that recognizes the important contributions that our pilots make while not harming our competitive position. Factoring in pay rates, productivity measures, pension, and post-retirement medical benefits, we believe our pilot unit costs are among the highest in the industry for the size of aircraft operated.

Horizon currently has three contracts currently in negotiations with the following work groups – pilots, flight attendants and dispatchers. Additionally, the contract with Horizon’s technicians becomes amendable on November 30, 2008.

We do not know what the final outcome of these negotiations will be or when agreements will be reached. However, uncertainty around open contracts could be a distraction to some employees, reduce employee engagement in our business, and prevent us from achieving the operational goals (such as on-time and completion-rate targets) that we have set.

Outlook

In response to the current economic environment, we are reducing planned capacity at both Alaska and Horizon for the fourth quarter and in 2009. Although fuel prices have declined significantly since their record high , the global financial instability has put downward pressure on demand for air travel and results in a great deal of uncertainty as we look into the fourth quarter and into 2009.

Oil prices have declined from a record $147 per barrel in July to approximately $70 per barrel recently. That translates to a significant reduction in fuel cost for Air Group, although prices are still above historical levels. In July 2008, our average price of jet fuel per gallon was $4.19 and is currently around $2.20 per gallon. Oil prices continue to be volatile, however, and prices could rise again. We continue to execute our hedging strategy to help remove some of the impact of that volatility on our financial results.

At Alaska and Horizon, passenger unit revenues in the month of September were up 11.9% and 26.9%, respectively, over September 2007. This was the result of a number of actions, including 5% and 17% capacity reductions at Alaska and Horizon, respectively, increases in the average fares and increases in ancillary revenue. However, we do not believe these significant increases in unit revenues are sustainable or will continue due to the uncertainty of the full impact of the economic conditions on the demand for air travel. Load factors in October for mainline Alaska and Horizon were 73.6% and 71.1%, respectively. This represented an increase for mainline Alaska of two points and a 0.9-point decline for Horizon compared to October 2007. Our current advance booked load factors indicate a slight increase in October, a 2.5-point decline in November, and a 4.5-point increase in December when compared to the same months in 2007.

We currently expect Alaska mainline capacity to be relatively flat and Horizon total system capacity to decline by 9% for the full year 2008 compared to 2007. Although capacity is expected to be flat at Alaska, total departures for the full year at Alaska are expected to decline by approximately 7% compared to 2007. We also anticipate 8% to 10% capacity reductions at Alaska and 9% reductions at Horizon in 2009 compared with the full year 2008. We believe the actions we are taking continue to be necessary for our future success.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2008 TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Our consolidated net loss for the third quarter of 2008 was $86.5 million, or $2.40 per share, compared to net income of $81.8 million, or $2.01 per diluted share, in the third quarter of 2007. Both periods include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel hedge accounting. In the third quarter of 2008, we recorded mark-to-market losses of $218.2 million ($136.7 million after tax, or $3.79 per diluted share) due to the loss in value of our fuel hedge contracts since June 30, 2008, compared to gains of $4.8 million ($3.0 million after tax, or $0.08 per share) in the same period of 2007. The third quarter of 2008 also included the following:

•	restructuring charges of $3.7 million ($2.3 million after tax, or $0.06 per share) related to the reduction in work force at Alaska;

•	fleet transition charges of $22.2 million ($13.9 million after tax, or $0.38 per share) related to the ongoing transitions out of the MD-80 and CRJ-700 fleets; and

•	a $42.3 million benefit ($26.5 million after tax, or $0.73 per share) related to a change in the terms of our Mileage Plan program.

We believe disclosure of the impact of these individual charges is useful information to investors and other readers because:

•	it is useful to monitor performance without these items as it improves a reader’s ability to compare our results to those of other airlines;

•

our results excluding these adjustments related to fuel hedge accounting and other items is the basis for our various employee incentive plans, thus the information allows investors to better understand the changes in variable incentive pay expense in our condensed consolidated statements of operations;

•	our results excluding these items is most often used in internal management and board reporting and decision-making; and

•	we believe it is the basis by which we are evaluated by industry analysts.

Our consolidated results are primarily driven by the results of our two operating carriers. Alaska reported a third quarter pretax loss of $107.4 million while Horizon reported a pretax loss of $25.1 million. For the three and nine months ended September 30, 2008, financial and statistical data for Alaska and Horizon are shown on pages 26 and 27, respectively. An in-depth discussion of the results of Alaska and Horizon begins on page 28.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended September 30					Nine Months Ended September 30
Financial Data (in millions):	2008		2007		% Change	2008		2007		% Change
Operating Revenues:
Passenger	$751.2		$725.2		3.6	$2,041.2		$1,934.4		5.5
Freight and mail	29.2		25.9		12.7	77.1		72.9		5.8
Other - net	33.5		35.4		(5.4)	101.2		105.8		(4.3)
Change in Mileage Plan terms	42.3		—		NM	42.3		—		NM

Total mainline operating revenues	856.2		786.5		8.9	2,261.8		2,113.1		7.0
Passenger - purchased capacity	85.7		81.2		5.5	233.9		209.5		11.6

Total Operating Revenues	941.9		867.7		8.6	2,495.7		2,322.6		7.5

Operating Expenses:
Wages and benefits	182.5		189.0		(3.4)	558.9		562.9		(0.7)
Variable incentive pay	4.9		1.4		250.0	10.8		11.2		(3.6)
Aircraft fuel, including hedging gains and losses	479.1		204.3		134.5	864.0		555.3		55.6
Aircraft maintenance	32.6		39.0		(16.4)	112.1		107.8		4.0
Aircraft rent	26.3		29.1		(9.6)	82.4		83.3		(1.1)
Landing fees and other rentals	42.3		43.3		(2.3)	126.9		127.3		(0.3)
Contracted services	31.9		31.6		0.9	100.5		91.2		10.2
Selling expenses	33.1		34.3		(3.5)	95.6		99.3		(3.7)
Depreciation and amortization	42.8		35.1		21.9	123.2		106.1		16.1
Food and beverage service	12.8		12.2		4.9	37.1		34.8		6.6
Other	41.0		42.0		(2.4)	130.2		125.0		4.2
Restructuring charges	3.7		—		NM	3.7		—		NM
Fleet transition costs - MD-80	21.5		—		NM	47.5		—		NM

Total mainline operating expenses	954.5		661.3		44.3	2,292.9		1,904.2		20.4
Purchased capacity costs	85.6		80.6		6.2	246.8		222.1		11.1

Total Operating Expenses	1,040.1		741.9		40.2	2,539.7		2,126.3		19.4

Operating Income (Loss)	(98.2)		125.8			(44.0)		196.3

Interest income	12.8		17.2			38.2		49.7
Interest expense	(23.5)		(22.4)			(67.5)		(64.9)
Interest capitalized	4.8		6.8			16.1		19.1
Other - net	(3.3)		—			(2.7)		(0.4)

	(9.2)		1.6			(15.9)		3.5

Income (Loss) Before Income Tax	$(107.4)		$127.4			$(59.9)		$199.8

Mainline Operating Statistics:
Revenue passengers (000)	4,532		4,878		(7.1)	13,037		13,367		(2.5)
RPMs (000,000) “traffic”	5,012		5,067		(1.1)	14,410		13,953		3.3
ASMs (000,000) “capacity”	6,306		6,354		(0.8)	18,628		18,188		2.4
Passenger load factor	79.5%		79.7%		(0.2)pts	77.4%		76.7%		0.7pts
Yield per passenger mile	14.99	¢	14.31	¢	4.8	14.17	¢	13.86	¢	2.2
Operating revenue per ASM (RASM)	13.58	¢	12.38	¢	9.7	12.14	¢	11.62	¢	4.5
Change in Mileage Plan terms per ASM	0.67	¢	—		NM	0.23	¢	—		NM
Passenger revenue per ASM	11.91	¢	11.41	¢	4.4	10.96	¢	10.64	¢	3.0
Operating expenses per ASM	15.14	¢	10.41	¢	45.4	12.31	¢	10.47	¢	17.6
Aircraft fuel cost per ASM	7.60	¢	3.22	¢	136.0	4.64	¢	3.05	¢	52.1
Restructuring charges per ASM	0.06	¢	—		NM	0.02	¢	—		NM
Fleet transition costs per ASM	0.34	¢	—		NM	0.25	¢	—		NM
Aircraft fuel cost per gallon	$5.57		$2.20		153.2	$3.34		$2.08		60.6
Economic fuel cost per gallon	$3.47		$2.24		54.9	$3.14		$2.11		48.8
Fuel gallons (000,000)	86.0		93.2		(7.7)	258.3		267.1		(3.3)
Average number of full-time equivalent employees	9,594		9,753		(1.6)	9,785		9,681		1.1
Aircraft utilization (blk hrs/day)	10.8		11.2		(3.6)	10.8		11.0		(1.8)
Average aircraft stage length (miles)	981		925		6.1	975		920		6.0
Operating fleet at period-end	110		114		(4 a/c )	110		114		(4 a/c )
Regional Operating Statistics:
RPMs (000,000)	304		319		(4.7)	873		812		7.5
ASMs (000,000)	391		399		(2.0)	1,153		1,067		8.1
Passenger load factor	77.7%		79.9%		(2.2)pts	75.7%		76.1%		(0.4)pts
Yield per passenger mile	28.19	¢	25.45	¢	10.7	26.79	¢	25.80	¢	3.8
Operating revenue per ASM	21.92	¢	20.35	¢	7.7	20.29	¢	19.63	¢	3.3
Operating expenses per ASM	21.89	¢	20.20	¢	8.4	21.41	¢	20.82	¢	2.8

NM = Not Meaningful

Horizon Air Financial and Statistical Data (unaudited)

	Three Months Ended September 30					Nine Months Ended September 30
Financial Data (in millions):	2008		2007		% Change	2008		2007		% Change
Operating Revenues:
Passenger - brand flying	$120.3		$108.4		11.0	$330.7		$292.1		13.2
Passenger - capacity purchase arrangements (a)	81.1		86.1		(5.8)	231.2		237.5		(2.7)

Total passenger revenue	$201.4		$194.5		3.5	$561.9		$529.6		6.1
Freight and mail	0.8		0.7		14.3	2.1		1.8		16.7
Other - net	1.9		1.7		11.8	6.2		5.1		21.6

Total Operating Revenues	204.1		196.9		3.7	570.2		536.5		6.3

Operating Expenses:
Wages and benefits	47.9		51.0		(6.1)	147.2		150.2		(2.0)
Variable incentive pay	1.4		1.5		(6.7)	4.2		6.0		(30.0)
Aircraft fuel, including hedging gains and losses	96.5		38.8		148.7	175.6		100.5		74.7
Aircraft maintenance	14.8		20.2		(26.7)	47.5		68.9		(31.1)
Aircraft rent	13.9		16.1		(13.7)	43.7		49.9		(12.4)
Landing fees and other rentals	14.7		15.1		(2.6)	43.6		42.8		1.9
Contracted services	7.1		7.1		0.0	22.0		19.9		10.6
Selling expenses	8.6		8.4		2.4	24.7		23.5		5.1
Depreciation and amortization	9.0		11.2		(19.6)	28.8		25.3		13.8
Food and beverage service	0.7		0.7		—	2.1		2.1		—
Other	9.7		11.2		(13.4)	33.7		35.7		(5.6)
Fleet transition costs - CRJ-700	0.7		—		NM	6.8		—		NM
Fleet transition costs - Q200	0.7		3.9		NM	9.7		10.6		NM

Total Operating Expenses	225.7		185.2		21.9	589.6		535.4		10.1

Operating Income (Loss)	(21.6)		11.7		NM	(19.4)		1.1		NM

Interest income	1.1		1.1			3.8		3.4
Interest expense	(5.5)		(4.8)			(16.9)		(12.1)
Interest capitalized	1.0		0.3			2.3		1.8
Other - net	(0.1)		—			0.1		(0.1)

	(3.5)		(3.4)			(10.7)		(7.0)

Income (Loss) Before Income Tax	$(25.1)		$8.3		NM	$(30.1)		$(5.9)		NM

Combined Operating Statistics: (a)
Revenue passengers (000)	1,989		2,104		(5.5)	5,754		5,622		2.3
RPMs (000,000) “traffic”	721		837		(13.9)	2,074		2,195		(5.5)
ASMs (000,000) “capacity”	945		1,084		(12.8)	2,831		2,982		(5.1)
Passenger load factor	76.3%		77.2%		(0.9)pts	73.3%		73.6%		(0.3)pts
Yield per passenger mile	27.93	¢	23.24	¢	20.2	27.09	¢	24.13	¢	12.3
Operating revenue per ASM (RASM)	21.60	¢	18.16	¢	18.9	20.14	¢	17.99	¢	12.0
Operating expenses per ASM	23.88	¢	17.08	¢	39.8	20.83	¢	17.95	¢	16.0
Aircraft fuel cost per ASM	10.20	¢	3.57	¢	185.7	6.21	¢	3.37	¢	84.3
CRJ-700 fleet transition costs per ASM	0.07	¢	—		NM	0.24	¢	—		NM
Q200 fleet transition costs per ASM	0.07	¢	0.36	¢	NM	0.34	¢	0.36	¢	NM
Aircraft fuel cost per gallon	$5.61		$2.26		148.2	$3.37		$2.13		58.2
Economic fuel cost per gallon	$3.45		$2.30		50.0	$3.18		$2.18		45.9
Fuel gallons (000,000)	17.2		17.2		—	52.1		47.2		10.4
Average number of full-time equivalent employees	3,687		3,963		(7.0)	3,777		3,882		(2.7)
Aircraft utilization (blk hrs/day)	8.5		8.8		(3.4)	8.4		8.7		(3.4)
Average aircraft stage length (miles)	362		398		(9.0)	360		391		(7.9)
Operating fleet at period-end	63		74		(11 a/c )	63		74		(11 a/c )

NM = Not Meaningful

(a)	Represents combined information for Horizon flights operated under Capacity Purchase Agreements (CPAs) with Alaska and as Frontier Jet Express (through November 2007). See pages 34 and 42 for additional line of business information.

ALASKA AIRLINES

Alaska reported a pretax loss of $107.4 million during the third quarter of 2008 compared to pretax income of $127.4 million in the same period of 2007. The $234.8 million decline is primarily a result of the $274.8 million increase in aircraft fuel expense compared to the prior period, which is further discussed below.

ALASKA REVENUES

Total operating revenues increased $74.2 million, or 8.6%, during the third quarter of 2008 as compared to the same period in 2007. The majority of the increase was due to the $42.3 million benefit recorded as a result of the change in certain Mileage Plan terms. The components of Alaska’s revenue are summarized in the following table:

	Three Months Ended September 30
(in millions)	2008	2007	% Change
Passenger Revenue - mainline	$751.2	$725.2	3.6
Freight and mail	29.2	25.9	12.7
Other - net	33.5	35.4	(5.4)
Change in Mileage Plan terms	42.3	—	NM

Total Mainline Revenues	$856.2	$786.5	8.9

Passenger Revenue - purchased capacity	85.7	81.2	5.5

Total Operating Revenues	$941.9	$867.7	8.6

Passenger Revenue - Mainline

Mainline passenger revenue increased 3.6% on a 4.4% increase in mainline passenger revenue per available seat mile (PRASM), offset by a 0.8% decrease in available seat miles. The increase in PRASM was the result of a 4.8% increase in yields on relatively flat load factor compared to the prior period. PRASM increased 1.0%, 1.9% and 11.9% for July, August and September, respectively, compared to the same months in 2007. The double-digit increase in September came on a 5% reduction in capacity compared to September 2007. Our advance bookings currently suggest that load factors will be up slightly in the fourth quarter of 2008 compared to the same period in 2007.

Freight and Mail

Freight and mail revenues increased $3.3 million, or 12.7%, over the third quarter of 2007. The increase is due to higher yields for freight and mail, freight fuel surcharges, and increased mail volumes, offset by a decline in freight volumes compared to the prior year.

Change in Mileage Plan Terms

Beginning in August 2008, we reduced the length of time that a Mileage Plan account could be inactive from three years to two years before the account is deleted. As a result of this change in terms, our Mileage Plan liability was reduced by $42.3 million.

Passenger Revenue – Purchased Capacity

Passenger revenue – purchased capacity increased by $4.5 million, or 5.5%, because of a 7.7% increase in unit revenues, offset by a 2.0% decline in purchased capacity compared to the prior year. Unit revenues increased as a result of a 10.7% increase in ticket yields in the purchased capacity markets offset by the 2.2-point decline in load factor.

During the third quarter of 2008, purchased capacity passenger revenue exceeded associated costs by $0.1 million, compared to $0.6 million in the third quarter of 2007. Revenues in these markets are highly seasonal in nature. For example, purchased capacity operating margins by quarter were as follows:

(in millions)	Q1	Q2	Q3	Q4
Purchased capacity margin (2007)	$(10.1)	$(3.1)	$0.6	$(8.8)
Purchased capacity margin (2008)	$(6.3)	$(6.7)	$0.1	NA

However, the reported results of purchased capacity flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

ALASKA EXPENSES

For the quarter, total operating expenses increased $298.2 million compared to the same period in 2007. The components of Alaska’s operating expenses are summarized in the following table:

	Three Months Ended September 30
Operating Expenses (in millions)	2008	2007	% Change
Mainline operating expenses	$954.5	$661.3	44.3
Purchased capacity costs	85.6	80.6	6.2

Total Operating Expenses	$1,040.1	$741.9	40.2

Mainline Operating Expenses

Total mainline operating costs for the third quarter of 2008 increased by $293.2 million or 44.3% compared to the same period in 2007. The largest cause of the increase was the $181.1 million mark-to-market loss on our fuel hedge portfolio that came as a result of the significant decline in the price of crude oil from June 30, 2008 to September 30, 2008 compared to a $4.0 million gain in the third quarter of 2007. Our economic fuel expense increased by $89.7 million as well, resulting in a year-over-year increase in total aircraft fuel expense of $274.8 million. Restructuring charges of $3.7 million and fleet transition costs of $21.5 million during the quarter also contributed to the increase. Excluding fuel and these items, mainline operating costs were lower than the third quarter of 2007 by $6.8 million. Additional line item information is provided below.

Wages and Benefits

Wages and benefits were down $6.5 million, or 3.4%, compared to the third quarter of 2007. The decline is primarily due to a decrease in defined benefit pension expense and a 1.6% decline in the average number of full-time equivalent employees. The reduction in the number of employees was the result of a reduction in non-union workforce during the quarter and a reduction in overtime hours resulting from the improved operational performance. These declines were partially offset by an increase in average wages per employee compared to the same period in 2007. We expect wages and benefits in the fourth quarter to be slightly lower than the same period in 2007, largely as a result of the announced workforce reductions taking effect.

Variable Incentive Pay

Incentive pay increased by $3.5 million compared to the third quarter of 2007. The increase is primarily due to higher payouts under our operational performance reward program.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our portfolio of hedges that will benefit future periods included in our income statement as the value of that portfolio increases and decreases. Our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses in the value of the underlying instruments as crude oil prices increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense increased $274.8 million, or 134.5%, compared to the same period in 2007. The elements of the change are illustrated in the following table:

	Three Months Ended September 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	86.0	93.2	(7.7)
Raw price per gallon	$3.89	$2.39	62.8

Total raw fuel expense	$334.5	$222.4	50.4

Net impact on fuel expense from changes in value of the fuel hedge portfolio (gain)	144.6	(18.1)	NM

Aircraft fuel expense, as reported	$479.1	$204.3	134.5

NM = Not meaningful

Fuel gallons consumed declined by 7.7% because of the improved fuel efficiency of our fleet as we completed the transition out of the less efficient MD-80 aircraft to newer, more efficient B737-800 aircraft on relatively flat capacity. Because the B737-800 aircraft are larger than the MD-80s, the flat capacity came on a 3.6% decline in revenue block hours.

The raw fuel price per gallon increased by 62.8% as a result of higher West Coast jet fuel prices driven by record crude oil prices during the quarter and increases in the refinery margin compared to the third quarter of 2007. Crude oil prices have declined dramatically since the record high set in July 2008. Based on the current price of jet fuel, we expect that the raw fuel price per gallon in the fourth quarter will be lower than in the fourth quarter of 2007.

During the third quarter of 2008, we recorded significant mark-to-market losses reflecting a steep decline in the value of our fuel hedge portfolio between June 30, 2008 and September 30, 2008. In the third quarter of 2007, we recorded mark-to-market gains. Our hedge portfolio consists primarily of call options that are based on the price of crude oil.

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

Our economic fuel expense is calculated as follows:

	Three Months Ended September 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$334.5	$222.4	50.4
Less: cash received from settled hedges, net of premium expense recognized	(36.5)	(14.1)	NM

Economic fuel expense	$298.0	$208.3	43.1

Fuel gallons consumed	86.0	93.2	(7.7)

Economic fuel cost per gallon	$3.47	$2.24	54.9

NM = Not meaningful

The total net cash benefit from hedges that settled during the period increased by $22.4 million to $36.5 million compared to the third quarter of 2007. This increase was primarily due to the record high crude oil prices on the settlement dates during the quarter. Based on current jet fuel prices, we expect our economic cost per gallon to be slightly higher during the fourth quarter compared to the fourth quarter of 2007. This is primarily due to higher average exercise prices on our fuel hedge contracts compared to last year, resulting in lower cash settlements.

Aircraft Maintenance

Aircraft maintenance decreased by $6.4 million, or 16.4%, compared to the prior-year quarter largely as a result of a decline in the number of engine events and component costs, offset by higher airframe events. This primarily came on an approximate $7 million reduction of maintenance costs associated with our MD-80 aircraft as we exited that fleet. We currently expect maintenance expense to exceed 2007 levels in the fourth quarter and for the full year, given the expected timing of certain maintenance events.

Aircraft Rent

Aircraft rent declined by $2.8 million, or 9.6%, because of the retirement of all remaining leased MD-80 aircraft during the quarter, offset by one additional leased B737-800 aircraft since the third quarter of 2007. We expect year-over-year declines in the fourth quarter and the full year 2008 as a result of the MD-80 fleet retirement.

Depreciation and Amortization

Depreciation and amortization increased $7.7 million, or 21.9%, compared to the third quarter of 2007. This is primarily due to the additional B737-800 aircraft delivered in the last quarter of 2007 and in the first nine months of 2008. We expect depreciation and amortization in 2008 to exceed the 2007 amount by $23 million to $25 million because of new aircraft deliveries.

Restructuring Charges and Fleet Transition Costs

In the third quarter of 2008, we announced reductions in work force among union and non-union employees. The non-union employees that were affected by the reduction were terminated in the third quarter, resulting in a $1.6 million severance charge. For union personnel, we have offered extended leaves, a voluntary furlough program, and an early-out package with a lump-sum payment based on years of service that will include continuation of medical coverage and travel benefits for a specified period. In addition to the voluntary offers, there will be involuntary furloughs to achieve the planned reduction. We recorded a $2.1 million charge in the third quarter of 2008 representing the minimum contractual obligation for this reduction in force. As the final number of early-out packages is known and other alternatives are selected, we expect to record an incremental charge of approximately $15 million to $20 million in the fourth quarter.

In the third quarter of 2008, we retired the final two MD-80 aircraft and placed them in temporary storage at an aircraft storage facility. These aircraft, along with two other MD-80s that were retired in the second quarter, are under long-term lease arrangements. The $21.5 million charge in the third quarter represents the remaining discounted future lease payments and our estimate of future maintenance costs to meet return requirements under the terms of the lease contracts.

Mainline Operating Costs per Available Seat Mile (CASM)

Operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit costs focuses not only on controlling the actual dollars we spend, but also on the ability to increase our capacity without adding a commensurate amount of cost.

Our mainline operating costs per mainline ASM are summarized below:

	Three Months Ended September 30
	2008		2007		% Change
Total mainline operating expenses per ASM (CASM)	15.14	¢	10.41	¢	45.4
CASM includes the following components:
Aircraft fuel cost per ASM	7.60	¢	3.22	¢	136.0
Restructuring charges per ASM	0.06	¢	—		NM
Fleet transition costs per ASM	0.34	¢	—		NM

NM = Not meaningful

We have separately listed in the above table our fuel costs, restructuring charges and fleet transition costs per ASM. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress. We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

•

Mainline cost per ASM excluding fuel and certain special items is one of the most important measures used by managements of both Alaska and Horizon and by the Air Group Board of Directors in assessing quarterly and annual cost performance. For Alaska Airlines, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 fleet branded in Alaska Airlines livery. The revenues and expenses associated with purchased capacity are evaluated separately.

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

•

Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items, such as fleet transition costs and restructuring charges, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

•

Although we disclose our “mainline” passenger unit revenues for Alaska, we do not (nor are we able to) evaluate mainline unit revenues excluding the impact that rising fuel costs have had on ticket prices. Economic fuel cost represents approximately 35% to 40% of our total mainline operating expenses, excluding fleet transition costs and with fuel stated on an economic basis. Fluctuations in our fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

We currently forecast our mainline costs per ASM excluding fuel for the fourth quarter and full year 2008 to be up 5% to 6% and up 1%, respectively, compared to 2007. The increase in unit costs is primarily due to the capacity reductions for the fourth quarter.

Purchased Capacity Costs

Purchased capacity costs increased $5.0 million from the third quarter of 2007 to $85.6 million. The increase is primarily due to the increased fuel cost associated with this flying outpacing the 2.0% decline in capacity compared to the prior year.

HORIZON AIR

Horizon reported a pretax loss of $25.1 million during the third quarter of 2008 compared to pretax income of $8.3 million in the same period of 2007. The $33.4 million decrease is primarily due to a $57.7 million increase in aircraft fuel expense resulting from a significant mark-to-market unrealized loss on our fuel hedge portfolio, offset by a $17.2 million decline in non-fuel operating expenses and, to a lesser extent, a $7.2 million increase in operating revenues.

HORIZON REVENUES

For the third quarter of 2008, operating revenues increased $7.2 million, or 3.7%, compared to 2007. Horizon’s passenger revenues are summarized in the table below:

	Three Months Ended September 30
	2008		2007
Revenues (in millions) and % of ASMs	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$120.3	60	$108.4	52
Revenue from capacity purchase arrangement (CPA) with Alaska	81.1	40	76.2	35
Revenue from CPA with Frontier JetExpress	—	—	9.9	13

Total Passenger Revenue and % of ASMs	$201.4	100	$194.5	100

Line-of-business information is presented in the table below. In the CPAs, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity. As a result, yield and load factor information for the CPAs are not presented.

	Three Months Ended September 30, 2008
	Capacity and Mix			Load Factor		Yield			RASM
	2008 Actual (000,000)	2007 Actual (000,000)	Change Y-O-Y	Actual	Point Change Y-O-Y	Actual		Change Y-O-Y	2008 Actual		2007 Actual		Change Y-O-Y
Brand Flying	568	562	1.1%	75.0%	0.3	28.23	¢	9.5%	21.63	¢	19.70	¢	9.8%
Alaska CPA	377	384	(1.8%)	NM	NM	NM		NM	21.52	¢	19.84	¢	8.5%
Frontier CPA	—	138	(100.0%)	—	NM	—		NM	—		7.17	¢	NM

System Total	945	1,084	(12.8%)	76.3%	(0.9)	27.93	¢	20.2%	21.60	¢	18.16	¢	18.9%

NM = Not Meaningful

System-wide, Horizon’s unit revenues increased 18.9%, largely as a result of the increase in average ticket prices in the brand markets, which drove a 9.5% increase in yields, and the shift in capacity out of Frontier JetExpress flying (which produced relatively low RASM because of the nature of the contract) to higher RASM brand and Alaska CPA flying.

Horizon “brand” flying includes routes in the Horizon system not covered by the Alaska CPA. Horizon controls all scheduling, routes and pricing for the flights, and has the inventory and revenue risk in those markets. Passenger revenue from Horizon brand flying increased $11.9 million, or 11.0%, on a 1.1% increase in brand capacity combined with a 9.8% increase in unit revenues. The increase in unit revenues was due to a 9.5% increase in yields on a relatively flat load factor in those markets. Additionally, in the third quarter of 2007, Horizon temporarily grounded its entire fleet of Bombardier Q400 turboprops for at least two days in response to a Transport Canada airworthiness directive to inspect the landing gear of the fleet. The directive was ordered in the wake of two landing gear failure incidents in Europe. As a result of the directive, Horizon had to cancel 5% of its planned capacity for the month of September 2007, which resulted in lower-than-expected revenues in last year’s third quarter.

Revenue from the CPA with Alaska totaled $81.1 million during the third quarter of 2008, compared to $76.2 million in the third quarter of 2007. The increase is primarily due to increased fuel expenses outpacing the 1.8% decline in capacity. Under the CPA, the fee paid by Alaska is based on Horizon’s operating costs plus a specified margin. This revenue is eliminated in consolidation.

HORIZON EXPENSES

Total operating expenses increased $40.5 million, or 21.9%, compared to the same period in 2007, primarily driven by the $37.1 million mark-to-market loss on our fuel hedge portfolio. Significant period-over-period changes in the components of operating expenses are as follows:

Wages and Benefits

Wages and benefits decreased $3.1 million, or 6.1%, as a result of a 7.0% decline in full-time equivalent employees and less overtime pay, offset by slightly higher wages per employee. We expect that wages and benefits will be lower for the full year when compared to 2007.

Aircraft Fuel

Aircraft fuel expense increased $57.7 million, or 148.7%, compared to the same period in 2007. The elements of the change are illustrated in the following table:

	Three Months Ended September 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	17.2	17.2	—
Raw price per gallon	$3.89	$2.46	58.1

Total raw fuel expense	$66.9	$42.3	58.2

Impact on fuel expense from value changes in the fuel hedge portfolio (gain)	29.6	(3.5)	NM

Aircraft fuel expense	$96.5	$38.8	148.7

NM = Not meaningful

Fuel gallons consumed were flat compared to last year on a 12.8% reduction in capacity. The contributing factors were the elimination of Frontier JetExpress flying, where Horizon did not purchase the fuel, combined with the flat capacity in “brand” and Alaska CPA flying.

The raw fuel price per gallon increased by 58.1% as a result of higher West Coast jet fuel prices driven by higher crude oil prices and refinery margins. Crude oil prices have declined dramatically since the record high set in July 2008. Based on the current price of jet fuel, we expect that the raw fuel price per gallon in the fourth quarter will be lower than in the fourth quarter of 2007.

During the third quarter of 2008, we recorded significant mark-to-market losses reflecting a steep decline in the value of our fuel hedge portfolio between June 30, 2008 and September 30, 2008. In the third quarter of 2007, we recorded a mark-to-market gain. Our hedge portfolio consists primarily of call options that are based on the prices of crude oil.

We realized gains of $7.5 million from settled hedge contracts in the third quarter of 2008, compared to $2.7 million in the same period of 2007. Our economic fuel expense is calculated as follows:

	Three Months Ended September 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$66.9	$42.3	58.2
Less: cash received from settled hedges, net of premium expense recognized	(7.5)	(2.7)	NM

Economic fuel expense	$59.4	$39.6	50.0

Fuel gallons consumed	17.2	17.2	—

Economic fuel cost per gallon	$3.45	$2.30	50.0

NM = Not meaningful

Aircraft Maintenance

Aircraft maintenance expense declined $5.4 million, or 26.7%, generally as a result of fewer maintenance events during the third quarter of the current year compared to 2007. Additionally, we have seen savings from increased efficiencies in our processes, particularly in line maintenance and shops. We expect maintenance expense will be approximately $25 million to $30 million lower for all of 2008 compared to 2007.

Aircraft Rent

Aircraft rent declined $2.2 million, or 13.7%, as a result of the transition of 16 leased Q200 aircraft to a third party over the past 18 months and the retirement of three additional leased Q200s in the first nine months of 2008.

Depreciation and Amortization

Depreciation and amortization decreased $2.2 million, or 19.6%, as a result of accelerated depreciation on Q200 spare parts in the prior-year period. This decline was offset by depreciation expense on the new Q400s purchased in late 2007 and 2008.

Fleet Transition Costs

We recorded a $0.7 million charge associated with two Q200 aircraft that were removed from operating service during the third quarter of 2008. In last year’s third quarter, we recorded a $3.9 million charge associated with the sublease of three Q200 aircraft to a third party.

Additionally, during the third quarter, as a result of our decision to retire the CRJ-700 fleet earlier than expected, we recorded a $0.7 million severance charge related to a reduction in our pilot work force.

Operating Costs per Available Seat Mile (CASM)

As discussed above, operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. As at Alaska, Horizon’s efforts to reduce unit costs focus not only on controlling the actual dollars we spend, but also on increasing available seat miles without adding a commensurate amount of cost. We have been replacing our Q200 aircraft with larger-gauge Q400 aircraft. However, we have reduced our capacity in 2008 and plan on further reductions in 2009, which will place significant pressure on our unit costs.

Our operating costs per ASM are summarized below:

	Three Months Ended September 30
	2008		2007		% Change
Total operating expenses per ASM (CASM)	23.88	¢	17.08	¢	39.8
CASM includes the following components:
Fuel costs per ASM	10.20	¢	3.57	¢	185.7
Fleet transition costs per ASM	0.14	¢	0.36	¢	NM

NM = Not meaningful

We currently forecast our costs per ASM excluding fuel and fleet transition costs for the fourth quarter and full year to be up 10% to 12% and 1% to 2%, respectively, compared to the same periods in 2007.

Consolidated Nonoperating Income (Expense)

Net nonoperating expense was $13.0 million in the third quarter of 2008 compared to $2.2 million for the same period of 2007. Interest income decreased $3.1 million compared to the third quarter of 2007 as a result of lower average portfolio returns resulting from the current market decline, offset by a higher average cash and marketable securities balance. Interest expense increased $3.1 million primarily as a result of new debt arrangements in the first nine months of 2008, offset by lower interest rates on our variable-rate debt. Other – net expense increased by $3.4 million primarily due to the write down of certain securities in our portfolio that we believe are “other-than-temporarily” impaired. We expect that nonoperating expense will increase for the full year 2008 as we continue to finance new aircraft deliveries, resulting in a higher average debt balance.

Consolidated Income Tax Expense (Benefit)

See discussion below under “Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007.”

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Our consolidated net loss for the nine months ended September 30, 2008 was $60.7 million, or $1.67 per diluted share, compared to net income in 2007 of $116.9 million, or $2.86 per diluted share. Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting. For the first nine months of 2008, we recorded mark-to-market losses of $62.1 million ($38.9 million after tax, or $1.07 per diluted share) due to the loss in value of our fuel hedge contracts since December 31, 2007, compared to gains of $11.8 million ($7.4 million after tax, or $0.19 per diluted share) for the first nine months of 2007. In the first nine months of 2008, there were several other items, as noted below, that affect the comparability between the two periods:

•	restructuring charges of $3.7 million ($2.3 million after tax, or $0.06 per share) related to the reduction in work force at Alaska;

•	fleet transition charges of $54.3 million ($34.0 million after tax, or $0.94 per share) related to the ongoing transitions out of the MD-80 and CRJ-700 fleets; and

•	a $42.3 million benefit ($26.5 million after tax, or $0.73 per share) related to a change in the terms of our Mileage Plan program.

We believe presentation of these special items provides useful information to investors and other readers of the financial statements because of the same reasons provided above in the three-month discussion.

Alaska reported a pretax loss $59.9 million for the nine months ended September 30, 2008, while Horizon reported a pretax loss of $30.1 million for the same period. Financial and statistical data for Alaska and Horizon are shown on pages 26 and 27, respectively.

ALASKA AIRLINES

Alaska reported a loss before income taxes of $59.9 million during the first nine months of 2008 compared to pretax income of $199.8 million in the same period of 2007. The $259.7 million difference between the periods is primarily the result of a $308.7 million increase in aircraft fuel expense, $47.5 million of fleet transition costs and increases in other operating expenses, partially offset by a $173.1 million increase in operating revenues.

ALASKA REVENUES

Total operating revenues increased $173.1 million, or 7.5%, during the first nine months of 2008 as compared to the same period in 2007. The changes are summarized in the following table:

	Nine Months Ended September 30
(in millions)	2008	2007	% Change
Passenger Revenue - mainline	$2,041.2	$1,934.4	5.5
Freight and mail	77.1	72.9	5.8
Other - net	101.2	105.8	(4.3)
Change in Mileage Plan terms	42.3	—	NM

Total Mainline Revenues	$2,261.8	$2,113.1	7.0

Passenger Revenue - purchased capacity	233.9	209.5	11.6

Total Operating Revenues	$2,495.7	$2,322.6	7.5

NM = Not meaningful

Passenger Revenue - Mainline

Mainline passenger revenue for the first nine months increased 5.5% on a 2.4% increase in available seat miles and a 3.0% increase in passenger revenues per available seat mile (PRASM). The increase in mainline PRASM was the result of a 2.2% increase in yields and a 0.7-point increase in load factor compared to the prior-year period.

Freight and Mail

Freight and mail revenues increased $4.2 million, or 5.8%, over the first nine months of 2007. The increase is due to increased yields for freight and mail and freight fuel surcharges, offset by a decline in freight volumes compared to the prior year.

Change in Mileage Plan Terms

Beginning in August 2008, we reduced the length of time that a Mileage Plan account could be inactive from three years to two years before the account is deleted. As a result of this change in terms, our Mileage Plan liability was reduced by $42.3 million. This benefit is recorded separately in operating revenues as “Change in Mileage Plan terms.”

Passenger Revenue — Purchased Capacity

Passenger revenue — purchased capacity increased by $24.4 million over the same period in 2007 because of a 7.5% increase in passenger traffic and a 3.3% increase in unit revenues. Unit revenues have increased due to a 3.8% increase in yields, offset by a 0.4-point decline in load factors compared to 2007.

During the nine months ended September 30, 2008, purchased capacity costs exceeded passenger revenue — purchased capacity by $12.9 million. However, the reported results of purchased capacity flying do not reflect the total contribution of these flights to our mainline operation as many of the flights feed traffic from smaller cities.

ALASKA EXPENSES

For the nine months ended September 30, 2008, total operating expenses increased $413.4 million or 19.4% compared to the same period in 2007 as a result of higher mainline operating costs, most notably aircraft fuel expense and fleet transition charges. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30
Operating Expenses (in millions)	2008	2007	% Change
Mainline operating expenses	$2,292.9	$1,904.2	20.4
Purchased capacity costs	246.8	222.1	11.1

Total Operating Expenses	$2,539.7	$2,126.3	19.4

Mainline Operating Expenses

Total mainline operating costs increased $388.7 million or 20.4% compared to the same period in the last year. The increase was primarily due to the $308.7 million increase in fuel expense and fleet transition charges of $47.5 million. Significant operating expense variances are more fully described below.

Wages and Benefits

Wages and benefits decreased during the first nine months of 2008 by $4.0 million, or 0.7%, primarily as a result of lower defined benefit pension costs and overtime, offset by a 1.1% increase in full-time equivalent employees compared to the same period in 2007.

Aircraft Fuel

Aircraft fuel expense increased $308.7 million, or 55.6%, compared to the same period in 2007. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	258.3	267.1	(3.3)
Raw price per gallon	$3.56	$2.19	62.6

Total raw fuel expense	$918.8	$585.2	57.0

Impact on fuel expense from value changes in the fuel hedge portfolio (gain)	(54.8)	(29.9)	NM

Aircraft fuel expense	$864.0	$555.3	55.6

NM = Not meaningful

Fuel consumption declined by 3.3% from the prior year on a 2.4% capacity increase because of the improved fuel efficiency of our fleet of newer more fuel-efficient B737-800 aircraft.

The raw fuel cost per gallon increased 62.6% over the prior-year period as a result of higher West Coast jet fuel prices driven by record high crude oil prices and an increase in the refinery margin.

Our economic fuel expense is calculated as follows:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$918.8	$585.2	57.0
Less: cash received from settled hedges, net of premium expense recognized	(107.2)	(20.6)	NM

Economic fuel expense	$811.6	$564.6	43.7

Fuel gallons consumed	258.3	267.1	(3.3)

Economic fuel cost per gallon	$3.14	$2.11	48.8

NM = Not meaningful

The total net cash benefit from hedges that settled during the period increased to $107.2 million from $20.6 million in the first nine months of 2007. The increase is primarily due to the dramatic rise in crude oil prices during the period these contracts have settled.

Aircraft Maintenance

Aircraft maintenance increased by $4.3 million, or 4.0%, during the first nine months of 2008, compared to the same period in the prior year, resulting largely from an increase in the number of maintenance events. Offsetting the increases, we also realized an approximate $14 million reduction of maintenance costs associated with our MD-80 aircraft as we exited that fleet.

Contracted Services

Contracted services increased by $9.3 million, or 10.2%, compared to the first nine months of 2007 as a result of efforts to improve our operational performance.

Depreciation and Amortization

Depreciation and amortization increased $17.1 million, or 16.1%, compared to the first nine months of 2007. This is primarily due to new B737-800 aircraft deliveries in the last quarter of 2007 and the first nine months of 2008.

Other Operating Expenses

Other operating expenses increased primarily because of higher personnel and crew costs, property taxes, and legal fees, partially offset by a decline in passenger remuneration costs stemming from our improved operational performance.

Restructuring Charges and Fleet Transition Costs

In the third quarter of 2008, we announced work force reductions among union and non-union employees. The affected non-union employees were terminated in the third quarter, resulting in a $1.6 million severance charge. For union personnel, we have offered extended leaves, a voluntary furlough program, and an early-out package with a lump-sum payment based on years of service that will include continuation of medical coverage and travel benefits for a specified period of time. In addition to the voluntary offers, there will be involuntary furloughs to achieve the planned reduction. We recorded a $2.1 million charge in the third quarter of 2008 representing the minimum contractual obligation for this reduction in force.

In the first nine months of 2008, we retired four MD-80 aircraft that were under long-term lease arrangements and placed them in temporary storage at an aircraft storage facility. These aircraft are under long-term lease arrangements. The $47.5 million charge in the period represents the remaining lease payments under the lease contract and our estimate of maintenance costs that will be incurred in the future to meet the minimum return conditions under the lease requirements.

Mainline Operating Costs per Available Seat Mile (CASM)

Our mainline operating expenses per ASM are summarized below:

	Nine Months Ended September 30
	2008		2007		% Change
Total mainline operating expenses per ASM (CASM)	12.31	¢	10.47	¢	17.6
CASM includes the following components:
Aircraft fuel cost per ASM	4.64	¢	3.05	¢	52.1
Restructuring charges per ASM	0.02	¢	—		NM
Fleet transition costs per ASM	0.25	¢	—		NM

NM = Not Meaningful

Purchased Capacity Costs

Purchased capacity costs increased $24.7 million from the first nine months of 2007 to $246.8 million in 2008. Of the total, $231.2 million was paid to Horizon under the CPA for 1.1 billion ASMs. This expense is eliminated in consolidation.

HORIZON AIR

Horizon reported a loss before income taxes of $30.1 million during the first nine months of 2008 compared to $5.9 million in the same period of 2007. The $24.2 million decline is primarily due to higher fuel costs, offset by lower non-fuel operating costs and higher operating revenues.

HORIZON REVENUES

During the nine months ended September 30, 2008, operating revenues increased $33.7 million, or 6.3%, compared to 2007. Horizon’s passenger revenues are summarized in the table below:

	Nine Months Ended September 30
	2008		2007
Revenues (in millions) and % of ASMs	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$330.7	61	$292.1	51
Revenue from CPA with Alaska	231.2	39	207.3	34
Revenue from CPA with Frontier JetExpress	—	—	30.2	15

Total Passenger Revenue and % of ASMs	$561.9	100	$529.6	100

Line-of-business information is presented in the table below. In the CPAs, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity. As a result, yield and load factor information is not presented.

	Nine Months Ended September 30, 2008
	Capacity and Mix			Load Factor		Yield			RASM
	2008 Actual (000,000)	2007 Actual (000,000)	Change Y-O-Y	Actual	Point Change Y-O-Y	Actual		Change Y-O-Y	2008 Actual		2007 Actual		Change Y-O-Y
Brand Flying	1,736	1,518	14.4%	71.1%	(1.2)	26.80	¢	0.7%	19.53	¢	19.70	¢	(0.9%)
Alaska CPA	1,095	1,014	8.0%	NM	NM	NM		NM	21.11	¢	20.44	¢	3.2%
Frontier CPA	—	450	(100.0%)	—	NM	—		NM	—		6.70	¢	NM

System Total	2,831	2,982	(5.1%)	73.3%	(0.3)	27.09	¢	12.3%	20.14	¢	17.99	¢	12.0%

NM = Not meaningful

System-wide, Horizon’s operating unit revenues increased 12.0%. However, the increase was largely due to the shift in capacity out of Frontier JetExpress flying (which produced relatively low RASM because of the nature of the contract) to higher RASM brand and Alaska CPA flying.

Horizon brand flying includes routes in the Horizon system not covered by the Alaska CPA. Horizon has the inventory and revenue risk in these markets. Passenger revenue from Horizon brand flying increased $38.6 million, or 13.2%, on a 14.4% increase in brand capacity offset by a decline of 0.9% in unit revenues. The decline in unit revenues was due to a 1.2-point reduction in load factor, offset by 0.77% increase in yield in the brand markets. As noted in the three-month discussion, the Q400 landing gear inspections had a negative impact on third-quarter revenues in 2007.

Revenue from the CPA with Alaska totaled $231.2 million during the nine months ended September 30, 2008 compared to $207.3 million in the same period of 2007. The increase is driven by the 8% increase in capacity. Under the CPA, the fee paid by Alaska is based on Horizon’s operating costs, plus a specified margin. This revenue is eliminated in consolidation.

HORIZON EXPENSES

Total operating expenses increased $54.2 million, or 10.1%, as compared to the same period in 2007. Significant period-over-period changes in the components of operating expenses are described below.

Aircraft Fuel

Aircraft fuel expense increased $75.1 million, or 74.7%, compared to the same period in 2007. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	52.1	47.2	10.4
Raw price per gallon	$3.61	$2.26	59.7

Total raw fuel expense	$187.9	$106.9	75.8

Impact on fuel expense from value changes in the fuel hedge portfolio (gain)	(12.3)	(6.4)	NM

Aircraft fuel expense	$175.6	$100.5	74.7

NM = Not meaningful

The 10.4% increase in consumption was driven by the elimination of Frontier JetExpress flying in 2007. As those aircraft were redeployed into the Horizon fleet, Horizon began purchasing the fuel, whereas under the JetExpress arrangement, fuel was purchased by Frontier. Offsetting these increases in fuel consumption is the improved fuel efficiency of our fleet resulting from new Q400 aircraft deliveries. These more fuel-efficient aircraft have helped to improve the overall fuel burn rate per ASM by 1.4% from the first nine months of 2007.

The raw fuel prices per gallon increased by 59.7% as a result of higher West Coast jet fuel prices driven by higher crude oil costs and refinery margins.

During the first nine months of 2008, we recorded mark-to-market losses of $9.7 million reflecting a decline in the value of our fuel hedge portfolio between December 31, 2007 and September 30, 2008, compared to gains of $2.5 million in the same period of 2007.

Our economic fuel expense is calculated as follows:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$187.9	$106.9	75.8
Less: cash received from settled hedges, net of premium expense recognized	(22.0)	(3.9)	NM

Economic fuel expense	$165.9	$103.0	61.1

Fuel gallons consumed	52.1	47.2	10.4

Economic fuel cost per gallon	$3.18	$2.18	45.9

NM = Not meaningful

Aircraft Maintenance

Aircraft maintenance expense decreased $21.4 million, or 31.1%, primarily as a result of fewer scheduled maintenance events and cost savings from process improvements.

Aircraft Rent

Aircraft rent decreased $6.2 million, or 12.4%, from the first nine months of 2007 due to the sublease of the Q200 aircraft to a third party.

Fleet Transition Costs

Fleet transition costs associated with the sublease of Q200 aircraft were $8.7 million during the first nine months of 2008 compared to $10.6 million in the same period of 2007. All 16 of the Q200 aircraft under the existing sublease arrangement have been delivered. We also recorded a $1.0 million charge associated with three additional Q200s that were removed from operating service in the first nine months of 2008.

During the first nine months of 2008, as a result of the Board’s decision to retire the CRJ-700 fleet earlier than expected, we recorded a $5.5 million impairment charge associated with the two owned CRJ-700 aircraft and related spare parts and $1.3 million for severance charges related to a reduction in work force.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Nine Months Ended September 30
	2008		2007		% Change
Total operating expenses per ASM (CASM)	20.83	¢	17.95	¢	16.0
CASM includes the following components:
Fuel costs per ASM	6.21	¢	3.37	¢	84.3
Fleet transition costs per ASM	0.58	¢	0.36	¢	NM

NM = Not meaningful

Consolidated Nonoperating Income (Expense)

Net nonoperating expense was $27.7 million in the first nine months of 2008 compared to $4.6 million in the same period of 2007. The reasons for the changes to the components of nonoperating expense are consistent with those in the three-month discussion.

Consolidated Income Tax Expense (Benefit)

We provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual rate. For the first nine months of 2008, we used the estimated income tax rate based on our current full-year estimate of pretax earnings. Our effective income tax rate on the pretax income or loss for the first nine months of 2008 was 34.9%, compared to 38.8% for the first nine months of 2007. In arriving at this rate, we considered a variety of factors, including our full-year forecasted pretax results, the U.S. federal rate of 35%, estimated full-year nondeductible expenses and estimated state income taxes. The effective rate for the first nine months of 2007 was positively impacted by a $1.7 million credit that resulted from a favorable impact of a state income tax matter. Excluding this benefit, our effective tax rate would have been approximately 39.7% for the 2007 period.

We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pretax income or loss and the magnitude of any nondeductible expenses in relation to that pretax amount.

CRITICAL ACCOUNTING ESTIMATES

For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. For information about the impact of recently released accounting standards, see Note 1 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Because of the current tumultuous economic environment and uncertain demand conditions, we continue to have a significant focus on preserving our liquidity position. In addition to the bank line-of-credit and pre-delivery payment facilities described below, other sources of liquidity may include financing other assets such as the 10 unencumbered aircraft in our fleet, aircraft parts, or receivables or a “forward sale” of mileage credits to our bank partner. We believe that our current cash and marketable securities combined with future cash flows from operations and other sources of liquidity will fund our operations for the foreseeable future.

The table below presents the major indicators of financial condition and liquidity.

	September 30, 2008	December 31, 2007	Change
	(in millions, except per-share and debt-to-capital amounts)
Cash and marketable securities	$1,067.4	$822.8	$244.6
Long-term debt, net of current portion	1,613.1	1,124.6	488.5
Shareholders’ equity	925.7	1,025.4	(99.7)
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	75%: 25%	70%: 30%	NA

During the nine months ended September 30, 2008, our cash and marketable securities increased $244.6 million to $1.1 billion. The following discussion summarizes the primary drivers of the increase and our expectation of future cash requirements.

Cash Provided by Operating Activities

During the first nine months of 2008, net cash provided by operating activities was $140.9 million, compared to $373.4 million generated during the same period of 2007. The decline was primarily driven by significantly higher economic fuel costs, which approximates the actual cash paid for fuel during the period. Air Group’s total economic fuel expense increased $309.9 million, or 46.4%, compared to the first nine months of 2007. The increase in cash paid for fuel was partially offset by the $182.9 million increase in operating revenues.

Cash Used in Investing Activities

Cash used in investing activities was $606.8 million during the first nine months of 2008, compared to $622.8 million during the same period of 2007. Our capital expenditures were lower as we purchased 10 B737-800s and one Q400 during the first nine months of 2008 compared to 10 B737-800s and 13 Q400s in the first nine months of 2007. Offsetting the decline in capital expenditures, we had net purchases of marketable securities of $209.7 million during the 2008 period compared to $21.8 million in 2007.

We currently expect capital expenditures for 2008 to be as follows (in millions):

	Aircraft- related	Non-aircraft	Total
Alaska	$305	$60	$365
Horizon	75	5	80

Total Air Group	$380	$65	$445

The reduction in expected capital expenditures from our second quarter Form 10Q is attributable to the delayed delivery of six B737-800 aircraft as a result of the machinist strike at Boeing and, to a lesser extent, the deferral of two Q400 aircraft from the fourth quarter into 2009.

Cash Provided by Financing Activities

Net cash provided by financing activities was $520.8 million during the first nine months of 2008 compared to $99.0 million during the same period of 2007. We obtained debt financing for 12 B737-800s and 14 Q400s during the nine-month period. We also borrowed $187.9 million on our pre-delivery payment facility during the year. Offsetting the borrowings were $218.9 million of debt payments and the repurchase of $48.9 million of our common stock as part of our common stock repurchase program.

We plan to meet our significant capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, along with additional debt financing and proceeds from our pre-delivery payment facility.

Bank Line-of-Credit Facility

Alaska has a $185 million variable-rate credit facility that expires in March 2010. At September 30, 2008, there were no outstanding borrowings on this credit facility, although we did draw $75 million from this facility subsequent to September 30, 2008. On September 24, 2008, we entered into the Fourth Amendment to the credit facility that eliminated all previous financial covenants and replaced them with a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million.

Pre-delivery Payment Facility

Alaska’s $172 million variable-rate revolving loan facility is available to provide a portion of the pre-delivery funding requirements of Alaska’s purchase of new B737-800 aircraft under the current aircraft purchase agreement. The maximum available amount is reduced to $152 million beginning in August 2009. The facility expires on August 31, 2011. The interest rate is based on one-month LIBOR plus a specified margin. Any borrowings will be secured by Alaska’s rights under the Boeing purchase agreement. The principal amounts outstanding on the facility relate to specified aircraft and will be repaid at the time that Alaska takes delivery of the aircraft, if not sooner. As of September 30, 2008, $127.4 million was outstanding under this facility, all of which is classified as current on our condensed consolidated balance sheet. Approximately $95 million of the outstanding borrowings are expected to be repaid in the fourth quarter of 2008.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

At September 30, 2008, we had firm orders for 35 aircraft requiring aggregate payments of approximately $733 million, as set forth below. In addition, Alaska has options to acquire 45 additional B737-800s and Horizon has options to acquire 20 Q400s. Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft through long-term debt, operating lease arrangements, or internally generated cash.

During the first nine months of 2008, Alaska took delivery of 10 B737-800 aircraft, all of which were paid for with cash on hand. Five of these aircraft were subsequently financed with fixed-rate debt arrangements. Alaska also financed seven of the pre-2008 deliveries during the first nine months of 2008 with fixed-rate debt arrangements. Additionally, Alaska took delivery of one B737-800 aircraft under an operating lease arrangement. Horizon took delivery of one Q400 aircraft, which was acquired using cash on hand and then subsequently financed. During the first nine months of 2008, Horizon also financed 13 Q400s that were delivered in 2007.

We currently have financing arranged for all of the future expected Q400 deliveries and are in discussions with third parties to finance the B737-800 deliveries. We are also in discussions with potential lessors to enter into sale-leaseback transactions with a number of our B737-800 aircraft. In the current economic environment, we expect that terms of financing arrangements will be less favorable than in recent years. As such, we may choose to pay cash for future deliveries which would result in a reduction in our cash and marketable securities balance.

The following table summarizes firm aircraft purchase commitments as of September 30, 2008 and payments by year:

Aircraft	October 1 – December 31, 2008	2009	2010	2011	Total
Boeing 737-800*	—	11	7	3	21
Bombardier Q400**	1	5	5	3	14

Total	1	16	12	6	35

Payments (millions)***	$45.9	$341.6	$256.8	$88.8	$733.1

*	Due to the machinist strike at Boeing, Alaska will experience delays in the delivery of some of our 737-800 aircraft. We had six aircraft scheduled for delivery for the remainder of 2008, which will more than likely be pushed into 2009 due to the strike. The table above includes our assumptions of timing of future deliveries and may change depending on the new delivery schedule provided by Boeing in the fourth quarter.

**	Horizon is in discussions with Bombardier about deferring Q400 aircraft originally scheduled for delivery in the fourth quarter 2008 and in 2009 and retiming them to coincide with the successful remarketing and transition out of the CRJ-700 aircraft. Horizon currently expects to take delivery of one of the three originally scheduled Q400 deliveries in the fourth quarter of this year and shift some of the 2009 deliveries into 2010 and 2011. However, these expectations are subject to change as the CRJ-700 remarketing efforts progress.

***	Includes pre-delivery payments to Boeing and Bombardier as well as final aircraft payments.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of September 30, 2008.

(in millions)	October 1 – December 31, 2008	2009	2010	2011	2012	Beyond 2012	Total
Current and long-term debt obligations	$30.0	$128.8	$136.2	$171.1	$215.3	$1,058.8	$1,740.2
Current and long-term portions of the pre-delivery payment facility	94.6	32.8	—	—	—	—	127.4
Operating lease commitments (1)	30.1	226.5	208.8	176.2	174.7	526.1	1,342.4
Aircraft purchase commitments	45.9	341.6	256.8	88.8	—	—	733.1
Interest obligations (2)	22.0	101.6	93.2	84.5	73.4	246.9	621.6
Other purchase obligations (3) (4)	5.4	30.0	30.3	30.6	30.9	62.7	189.9

Total	$228.0	$861.3	$725.3	$551.2	$494.3	$1,894.5	$4,754.6

(1)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. The aircraft operating leases include lease obligations for four leased MD-80 aircraft, two of which we retired in the second quarter and the other two of which were retired in the third quarter. We remain obligated under the existing lease contracts on these aircraft.

(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of September 30, 2008.

(3)	Includes minimum obligations under our long-term power-by-the-hour maintenance agreement for engines on our B737-400 aircraft, but not the power-by-the-hour maintenance agreement for engines on our B737-700 and -900 aircraft signed on July 23, 2008.

(4)	Excludes $24.7 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Pension Obligations

The table above excludes contributions to our various pension plans, which could be approximately $50 million to $75 million per year through 2012 based on our current funding policy, although there is no minimum contribution required in 2009. In addition, recent market performance has resulted in a decline in the fair value of plan assets. At December 31, 2007, our defined-benefit pension plan was 86.2% funded based on a projected benefit obligation basis. We believe that our current funding percentage is lower and may be in the range of 65% to 70%. We also believe that the 2009 pension expense will be higher than in 2008.

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

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2007 10-K except as follows:

Market Risk – Aircraft Fuel

Currently, our fuel-hedging portfolio consists almost exclusively of crude oil call options. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts. To a lesser extent, we also use collar structures for fuel hedging purposes. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of September 30, 2008 would increase or decrease the fair value of our hedge portfolio by approximately $34.6 million and $30.5 million, respectively.

We have fuel purchase contracts that fix the refining margin we will pay for approximately 50% of our fuel consumption in the fourth quarter of 2008.

Our portfolio of fuel hedge contracts was worth $98.7 million at September 30, 2008, including $79.3 million of capitalized premiums paid to counterparties, compared to a portfolio value of $112.5 million at December 31, 2007.

Please refer to Note 3 in the notes to the condensed consolidated financial statements, for company-specific data on the results of our fuel-hedging program, as well as a summary of hedge positions as of September 30, 2008.

Financial Market Risk

In this current economic environment, significant volatility in market values and interest rates is commonplace. Credit markets are tightening and the availability of debt financing has greatly diminished. We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates and market values. We do not currently invest in equity securities or auction-rate securities, only government and corporate bond obligations. As of September 30, 2008, the net unrealized loss on our $1.1 billion cash and marketable securities balance was $12.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In August 2008, the arbitrator issued a ruling in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy. The parties have met, but the matter has not yet been resolved. Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

None during the three months ended September 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index on page 52.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIR GROUP, INC.
Registrant

Date: November 7, 2008

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Controller

By:	/s/ Bradley D. Tilden
Bradley D. Tilden
Executive Vice President/Finance and Planning and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.		Description

10.1	(1)(2)	Fourth Amendment to the Credit Agreement

31.1	(1)	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2	(1)	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1	(1)	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	(1)	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Filed herewith

(2)	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.