Form 10-K
period 2008-12-31
ALASKA AIR GROUP INC
filed 2009-02-19
CIK 766421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2008

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

As of January 31, 2009, shares of common stock outstanding totaled 36,294,524. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2008, was approximately $550.6 million (based on the closing price of $15.34 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Title of Document	Part Hereof Into Which Document is to be Incorporated
Definitive Proxy Statement Relating to 2009 Annual Meeting of Shareholders	Part III

ALASKA AIR GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	general economic conditions, including the impact of the economic recession on customer travel behavior;

•	changes in our operating costs, including fuel, which can be volatile;

•	the competitive environment in our industry;

•	labor disputes and our ability to attract and retain qualified personnel;

•	the amounts of potential lease termination payments with lessors for our remaining CRJ-700 and Q200 leased aircraft and related sublease payments from sublessees, if applicable;

•	our significant indebtedness;

•	compliance with our financial covenants;

•	potential downgrades of our credit ratings and the availability of financing;

•	our ability to meet our cost reduction goals;

•	operational disruptions;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	insurance costs;

•	our inability to achieve or maintain profitability;

•	fluctuations in our quarterly results;

•	an aircraft accident or incident;

•	liability and other claims asserted against us;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	our reliance on third-party vendors and partners;

•	changes in laws and regulations; and

•	increases in government fees and taxes.

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

PART I

ITEM 1. OUR BUSINESS

We are a Delaware corporation incorporated in 1985 and we have two principal subsidiaries: Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Through these subsidiaries, we provide passenger air service to approximately 25 million passengers per year to nearly 100 destinations. We also provide freight and mail services, primarily to and within the state of Alaska and on the West Coast. Although Alaska and Horizon both operate as airlines, their business plans, competition, and economic risks differ substantially. Alaska is a major airline that operates an all-jet fleet with an average passenger trip length in 2008 of 1,113 miles. Horizon is a regional airline, operates turboprop and jet aircraft, and its average passenger trip length for 2008 was 357 miles. Individual financial information about Alaska and Horizon is in Note 13 to the consolidated financial statements and throughout this report, specifically in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Both of our airlines endeavor to distinguish themselves from competitors by providing a higher level of customer service and differentiating amenities. Our outstanding employees and excellent service in the form of advance seat assignments, expedited check-in, web check-in, flight alerts, attention to customer needs, an award-winning frequent flyer program, well-maintained aircraft, a first-class section aboard Alaska aircraft, and other amenities are regularly recognized by independent studies, awards, and surveys of air travelers. For example, Alaska received the J.D. Power and Associates “Highest Customer Satisfaction” award in 2008 among North America Airlines in a tie with Continental Airlines and won the “Program of the Year” Freddie award for 2007 for our Mileage Plan program. Additionally, Horizon was named “2007 Regional Airline of the Year” by Air Transport World. We are very proud of these awards and we continue to strive to have the best customer service in the industry.

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

OUR AIRLINES

ALASKA

Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. We offer extensive north/south service within the western U.S., Canada and Mexico, and passenger and dedicated cargo services to and within the state of Alaska. We also provide long-haul east/west service to Hawaii and nine cities in the continental U.S., primarily from Seattle, where we have our largest concentration of departures; although we do offer long-haul departures from Anchorage, Los Angeles, and Portland, Oregon. During 2008, we initiated service to Maui with non-stops from Seattle and Anchorage, to the Big Island of Hawaii with non-stops from Seattle, and non-stop service from Seattle to Minneapolis. We also recently announced non-stop service from Seattle to Austin, TX and Portland to Maui, both beginning in August 2009.

In 2008, we carried 16.8 million revenue passengers in our mainline operations, and in each year since 1973, we have carried more passengers between Alaska and the U.S. mainland than any other airline. Based on the number of passengers, Alaska’s leading airports are Seattle, Los Angeles, Anchorage and Portland. Based on 2008 revenues, the leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2008, Alaska’s operating fleet consisted of 110 jet aircraft, compared to 115 aircraft as of December 31, 2007.

Alaska’s passenger traffic by market is presented below:

	2008	2007
West Coast	41%	46%
Within Alaska and between Alaska and the U.S. mainland	23%	21%
Transcontinental	20%	17%
Mexico	8%	11%
Hawaii	5%	1%
Canada	3%	4%

Total	100%	100%

HORIZON

Horizon Air Industries, a Washington corporation that first began service and was incorporated in 1981, was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves a number of cities in seven states, five cities in Canada, and two cities in Mexico. Horizon initiated service to Loreto and La Paz, Mexico from Los Angeles in 2008. Additionally, Horizon launched service to Prescott and Flagstaff, Arizona, and Mammoth Lakes, California, in 2008.

In 2008, Horizon carried 7.4 million revenue passengers. Approximately 91% of Horizon’s revenue passenger miles in 2008 were flown domestically, primarily in the states of Washington, Oregon, Idaho and California, compared to 92% in 2007. The Canada markets accounted for 8% of revenue passenger miles in both 2008 and 2007. Flying to Mexico in 2008 accounted for less than 1% of total revenue passenger miles. Based on passenger enplanements, Horizon’s leading airports are Seattle, Portland, Boise, and Spokane. Based on revenues in 2008, the leading nonstop routes are Portland-Seattle, Spokane-Seattle, and Boise-Seattle. At December 31, 2008, Horizon’s operating fleet consisted of 18 jets and 41 turboprop aircraft. Horizon flights are listed under the Alaska Airlines designator code in airline reservation systems.

Alaska and Horizon integrate their flight schedules to provide convenient, competitive connections between most points served by their systems. In 2008 and 2007, approximately 23% and 22%, respectively, of Horizon’s passengers connected to flights operated by Alaska.

INDUSTRY CONDITIONS

2008 proved to be an extremely challenging year for the airline industry. We faced record high fuel prices that resulted in liquidation of several airlines and threatened the viability of others. Ancillary fees were added by most carriers to help offset the rising price of fuel. The last half of the year saw significant declines in the price of oil, but that soon became overshadowed by the economic recession in the U.S. and abroad. As a result, the industry is sharply reducing capacity to help offset the declining demand. Alaska and Horizon plan to reduce capacity in 2009 by 8% and 9%, respectively.

The airline industry is highly competitive and has historically been characterized by low profit margins and high fixed costs, primarily for wages, aircraft fuel, aircraft ownership, and facilities rents. Because expenses of a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. In other words, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our results of operations. Passenger demand and ticket prices are, to a large measure, influenced by the general state of the economy, current global economic and political events and total available airline seat capacity.

FUEL

Our business and financial results are highly affected by the price and, potentially, the availability of jet fuel. Fuel prices have been extremely volatile over the past few years. The price of crude oil rose from just under $90 per barrel in January 2008 up to nearly $150 per barrel in July 2008. Subsequent to its record high, oil prices began to drop sharply in the last half of 2008 and ended the year around $40 per barrel. For us, a $1 per barrel increase in the price of oil equates to approximately $9 million of additional fuel cost annually.

We refer to the price we pay at the airport or “into-plane” price, including applicable taxes, as our “raw” fuel price. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Generally, West Coast jet fuel prices are somewhat higher and substantially more volatile than prices in the Gulf Coast or on the East Coast, putting both Alaska and Horizon at a competitive disadvantage. Historically, fuel costs have generally represented 10% to 15% of an airline’s operating costs. However, in recent years, because of the rise in prices, fuel expense represents 30% to 40% of total operating costs for airlines. Both the crude oil and refining cost components of jet fuel are volatile and outside of our control, and they can have a significant and immediate impact on our operating results. Even with the sharp decline in prices in the last half of 2008, our average raw fuel cost per gallon increased 42% in 2008 and 8% and 17% in 2007 and 2006, respectively.

We use crude oil call options almost exclusively as hedges to decrease our exposure to the volatility of jet fuel prices. Call options effectively cap our pricing on the crude oil component of fuel prices, limiting our exposure to increasing fuel prices for a percentage of our planned fuel consumption. With these call option contracts, we still benefit from the decline in crude oil prices, as there is no future cash exposure above the premiums we pay to enter into the contracts. We also use collar structures in limited instances for fuel hedging purposes. Additionally, we enter into fuel purchase contracts that fix the refining margin we pay on a certain percentage of our fuel consumption.

Fuel costs, including gains and losses stemming from changes in the value of our hedge portfolio, were approximately 36% of our total operating expenses in 2008, 27% in 2007 and 26% in 2006. For 2009, a one-cent change in our hedged fuel price per gallon affects annual fuel costs by approximately $3.5 million. In addition to our hedging program, we believe that operating fuel-efficient aircraft helps to mitigate the effect of high fuel prices. At Alaska we have completed our fleet transition out of the MD-80 aircraft to more fuel-efficient B737-800 aircraft, and at Horizon we are currently transitioning to an all-Q400 turboprop fleet. Alaska also retrofitted its B737-900 fleet with winglets in 2008. As a result, the fuel burn expressed in available seat miles flown per gallon (ASMs/g) improved over the past two years from 65.9 ASMs/g in 2006 to 69.5 ASMs/g in 2008. This reduction has not only reduced our fuel cost, but also the amount of greenhouse gases and other pollutants that we emit.

Although we do not anticipate a significant reduction in jet fuel availability because of the decline in global demand, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event of significant hostilities or other conflicts in oil-producing areas, there could be reductions in the production and/or importation of crude oil resulting in price increases, which could adversely affect our business. If there were major reductions in the availability of jet fuel, our business would be adversely affected.

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

Our marketing alliances with other airlines as of December 31, 2008 are as follows:

	Frequent Flyer Agreement	Codeshare— Alaska Flight # on Flights Operated by Other Airline	Codeshare— Other Airline Flight # On Flights Operated by Alaska/ Horizon
Major U.S. or International Airlines
American Airlines/American Eagle	Yes	Yes	Yes
Air France	Yes	No	Yes
British Airways	Yes	No	No
Cathay Pacific Airways	Yes	No	No
Continental Airlines	Yes	Yes	Yes
Delta Air Lines/Delta Connection (2)	Yes	Yes	Yes
KLM	Yes	No	Yes
Korean Air	Yes	No	Yes
Lan S.A.	Yes	No	Yes
Northwest Airlines (4)	Yes	Yes	Yes
Qantas	Yes	No	Yes
Regional Airlines
Era Aviation	Yes (1)	Yes	No
PenAir	Yes (1)	Yes	No
Mokulele Airlines	Yes (3)	No	No

(1)	This airline does not have its own frequent flyer program. However, Alaska’s Mileage Plan members can earn and redeem miles on this airline’s route system.
(2)	Alaska has codeshare agreements with the Delta Connection carriers Skywest and ASA as part of its agreement with Delta.
(3)	Alaska Mileage Plan members can earn miles on Mokulele, but redemption of miles is not currently available.
(4)	Our agreement with Northwest will continue to be effective until they cease operation as a separate entity from Delta. At the time that Northwest ceases operation, the agreement with Delta will include those Northwest operations.

COMPETITION

Competition in the airline industry is intense. We believe the principal competitive factors in the industry that are important to customers are:

•	safety record and reputation,

•	flight schedules,

•	fares,

•	customer service,

•	routes served,

•	frequent flyer programs,

•	on-time arrivals,

•	baggage handling,

•	on-board amenities,

•	type of aircraft, and

•	code-sharing relationships.

Together, Alaska and Horizon carry approximately 3.2% of all U.S. domestic passenger traffic. We compete with one or more domestic or foreign airlines on most of our routes, including Southwest Airlines, United Airlines, Delta Air Lines (including Northwest), Continental Airlines, American Airlines, US Airways, JetBlue Airways, Virgin America and regional affiliates associated with some of these carriers. Most of these airlines are larger and have greater financial resources and name recognition than our companies and some have lower operating costs. In addition, competitors that have successfully reorganized out of bankruptcy have lower operating costs derived from renegotiated labor, supply and financing agreements. Some of these competitors have chosen to add service, reduce their fares, or both in our markets. We may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve. Due to its short-haul markets, Horizon also competes with ground transportation in many markets, including train, bus and automobile transportation.

TICKET DISTRIBUTION

Airline tickets are distributed through three primary channels:

•

Alaskaair.com. It is less expensive for us to sell through this direct channel and, as a result, we continue to take steps to drive more business to our website. In addition, we believe this channel is preferable from a branding and customer-relationship standpoint in that we can establish ongoing communication with the customer and tailor offers accordingly. In 2008, we processed approximately 45% of our sales through our website, compared to 43% in 2007 – a sign of progress toward our goal of transitioning more of our customers to this direct sales channel.

•

Traditional and online travel agents. Consumer reliance on traditional travel agencies continues to shrink, giving way to online travel agencies. Both traditional and online travel agencies typically use Global Distribution Systems (GDS), such as Sabre, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee that is charged to the airline. Many of our large corporate customers require that we use these agencies. Some of our competitors do not use this distribution channel and, as a result, have lower ticket distribution costs.

•	Reservation call centers. These call centers are located in Phoenix, Arizona; Kent, Washington; and Boise, Idaho. We generally charge a $15 fee for booking reservations through these call centers.

Our sales by channel are presented below:

	2008	2007
Alaskaair.com	45%	43%
Traditional and online travel agencies	43%	43%
Reservations call center	11%	12%
All other channels	1%	2%

Total	100%	100%

EMPLOYEES

Labor costs have historically made up 30% to 40% of an airline’s total operating costs. Most major airlines, including ours, have employee groups that are covered by collective bargaining agreements. Often, airlines with unionized work forces have higher labor costs than carriers without unionized work forces, and they may not have the ability to adjust labor costs downward quickly enough to respond to new competition. New entrants into the U.S. airline industry generally do not have unionized work forces, which can be a competitive advantage for those airlines. In 2008, we were able to reduce wages and benefits costs compared to 2007, primarily due to a decline in defined benefit pension costs and a decline in the number of full-time equivalent employees (FTEs) at both companies. The reduction in FTEs was driven by a reduction in work forces at both companies to coincide with planned capacity reductions and the improvement in operational performance at both companies that resulted in less overtime pay. However, we expect to see continued upward pressure on wages and benefits in the future due to normal step increases and increased benefits costs, primarily pension and health care costs. We recognize the need to continue to improve employee productivity in order to mitigate this cost pressure and to reduce our wages and benefits on an available-seat-mile basis. Horizon has been successful in improving productivity, when measured as number of passengers per FTE, with year-over-year improvements in 25 of the last 28 quarters.

We had 14,143 (10,250 at Alaska and 3,893 at Horizon) active full-time and part-time employees at December 31, 2008, compared to 14,710 (10,526 at Alaska and 4,184 at Horizon) as of December 31, 2007. Wages, salaries and benefits (including variable incentive pay) represented approximately 40% and 41% of our total non-fuel operating expenses in 2008 and 2007, respectively.

At December 31, 2008, labor unions represented 84% of Alaska’s and 49% of Horizon’s employees. Our relations with our labor organizations are governed by the Railway Labor Act (RLA). Under this act, collective bargaining agreements do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may declare that an impasse exists, at which point the National Mediation Board offers binding arbitration to the parties. Either party may decline to submit to arbitration. If either party rejects arbitration, a 30-day “cooling-off” period commences. During that period, a Presidential Emergency Board may be established, which examines the parties’ positions and recommends a solution. The Presidential Emergency Board process, if invoked, lasts for 30 days and is followed by another “cooling-off” period of 30 days. At the end of the applicable “cooling-off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help,” including the imposition of any or all of its proposed amendments on the collective bargaining agreements and/or the hiring of workers to replace strikers.

Alaska’s union contracts at December 31, 2008 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association International (ALPA)	Pilots	1,460	In Negotiations

Association of Flight Attendants (AFA)	Flight attendants	2,839	Amendable 4/27/10

International Association of Machinists and Aerospace Workers (IAM/RSSA)	Ramp service and stock clerks; and Clerk, office and passenger service	3,491	Amendable 7/17/10

Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	667	Amendable 10/01/09

Mexico Workers Association of Air Transport	Mexico airport personnel	82	Amendable 9/29/09

Transport Workers Union of America (TWU)	Dispatchers	35	Amendable 7/01/10*

*	Collective bargaining agreement contains interest arbitration provision.

Horizon’s union contracts at December 31, 2008 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	695	In Negotiations

AFA	Flight attendants	631	In Negotiations

AMFA	Mechanics and related classifications	494	In Negotiations

TWU	Dispatchers	19	In Negotiations

National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	78	Expires 2/14/10

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Alaska Air Group, Inc. (including its subsidiaries Alaska and Horizon), their positions and their respective ages (as of February 1, 2009) are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
William S. Ayer	Chairman, President and Chief Executive Officer of Alaska Air Group, Inc. and Chairman and Chief Executive Officer of Alaska Airlines, Inc.	54	1985

Bradley D. Tilden	President of Alaska Airlines, Inc.	48	1994

Glenn S. Johnson	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	50	1991

Keith Loveless	Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc.	52	1996

Ben Minicucci	Executive Vice President/Operations and Chief Operating Officer of Alaska Airlines, Inc.	42	2004

Jeffrey D. Pinneo	President and Chief Executive Officer of Horizon Air Industries, Inc.	52	1990

Kelley Dobbs	Vice President/Human Resources – Strategy, Culture and Inclusion of Alaska Airlines, Inc.	42	2004

Brandon S. Pedersen	Vice President/Finance and Controller of Alaska Air Group, Inc. and Alaska Airlines, Inc. (Principal Accounting Officer)	42	2003

Mr. Ayer has been President since February 2003 and became Chairman and Chief Executive Officer in May 2003. Mr. Ayer is also Chairman and Chief Executive Officer of Alaska Airlines. He has served as Alaska Airlines’ Chairman since February 2003, as Chief Executive Officer since January 2002 and as President from November 1997 to December 2008. Prior to that, he was Sr. Vice President/Customer Service, Marketing and Planning of Alaska Airlines from January 1997, and Vice President/Marketing and Planning from August 1995. Prior thereto, he served as Sr. Vice President/Operations of Horizon Air from January 1995. Mr. Ayer serves on the boards of Alaska Airlines, Puget Energy, Inc., the Alaska Airlines Foundation, Angel Flight West, Inc., and the Museum of Flight. He also serves on the University of Washington Business School Advisory Board, and was recently appointed a director of the Seattle branch of the Federal Reserve Board.

Mr. Tilden joined Alaska Airlines in 1991, became controller of Alaska Airlines and Alaska Air Group in 1994, Chief Financial Officer in February 2000, Executive Vice President/Finance in January 2002, Executive Vice President/Finance and Planning in 2007, and President of Alaska Airlines in December 2008. He is a member of Air Group’s Executive Committee.

Mr. Johnson joined Alaska Airlines in 1982, became Vice President/Controller and Treasurer of Horizon Air Industries in 1991 and Vice President/Customer Services in 2002. He returned to Alaska Airlines in 2003 where he has served in several roles, including Vice President/Finance and Controller and Vice President/Finance and Treasurer. He served as Senior Vice President/Customer Service – Airports from January 2006 through April 2007 and in April 2007, he was elected Executive Vice President/Airports and Maintenance and Engineering. He was elected Executive Vice President/Finance and Chief Financial Officer in December 2008. He is a member of Air Group’s Executive Committee.

Mr. Loveless became Corporate Secretary and Assistant General Counsel of Alaska Air Group and Alaska Airlines in 1996. In 1999, he was named Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group and Alaska Airlines. He is a member of Air Group’s Executive Committee.

Mr. Minicucci joined Alaska Airlines in 2004 as Staff Vice President of Maintenance and Engineering and was promoted to Vice President of Seattle Operations in June 2008. In December 2008 he was elected Executive Vice President/Operations and Chief Operating Officer of Alaska Airlines. He is a member of Air Group’s Executive Committee.

Mr. Pinneo became Vice President/Passenger Service of Horizon Air Industries in 1990 following nine years at Alaska Airlines in various marketing roles. In January 2002, he was named President and CEO of Horizon Air. He is a member of Air Group’s Executive Committee.

Ms. Dobbs joined Alaska Airlines in 1987 and became Staff Vice President/Human Resources – Staffing and Development in 2004 and became Vice President/Human Resources – Strategy, Culture and Inclusion in June 2007. She is a member of Air Group’s Executive Committee.

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

•

FAA: The FAA, through Federal Aviation Regulations (FARs), generally regulates all aspects of airline operations, including establishing personnel, maintenance and flight operation standards. Domestic airlines are required to hold a valid air carrier operating certificate issued by the FAA. Pursuant to these regulations we have established, and the FAA has approved, our operations specifications and a maintenance program for each type of aircraft we operate. The maintenance program provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. From time to time the FAA issues airworthiness directives (ADs) that must be incorporated into our aircraft maintenance program and operations. All airlines are subject to enforcement actions that are brought by the FAA from time to time for alleged violations of FARs or ADs. At this time, we are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

The Aviation and Transportation Security Act (the Security Act) generally provides for enhanced aviation security measures. Pursuant to the Security Act, the Transportation Security Administration (TSA) is responsible for aviation security. The Security Act mandates that the TSA shall provide for the screening of passengers and property, including U.S. mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. The TSA performs most of these functions with its own federal employees. The TSA also provides for increased security on flight decks of aircraft and requires federal air marshals to be present on certain flights. The Security Act imposes a $2.50 per enplanement security service fee (maximum $5.00 one-way fee), which is collected by the air carriers and submitted to the government to pay for these enhanced security measures. In addition, carriers are required to pay an additional amount to the TSA to cover the cost of providing security measures equal to the amount the air carriers paid for screening passengers and property in 2000. We paid $12.6 million each year to the TSA for this security charge in 2008, 2007 and 2006.

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

Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund Act. We are also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency, OSHA, and other federal agencies have been authorized to create and enforce regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authorities under these federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. We maintain our own continuing safety, health and environmental programs in order to meet or exceed these requirements.

The current federal administration will likely move forward in 2009 or 2010 with legislation to reduce carbon and other greenhouse gas emissions. We believe legislation will most likely come in the form of a “cap and trade” system, under which companies must purchase credits to emit above a specified cap. We do not believe legislation is necessary to motivate airlines to reduce fuel burn and, in turn, reduce emissions. For example, Alaska and Horizon have transitioned or are transitioning to more fuel-efficient single-type aircraft fleets, thereby greatly reducing our total emissions.

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

CUSTOMER SERVICE

Along with other domestic airlines, we have implemented a customer service commitment plan to address a number of service goals, including, but not limited to, goals relating to lowest fare availability, delays, cancellations and diversions, baggage delivery and liability, guaranteed fares and ticket refunds. In 2008, we set a goal of having all of our employees attend our Customer Experience Workshop to enhance our customer service focus and ultimately improve the experience our customers have when traveling with us.

There has been some discussion of an “airline passenger’s bill of rights” at both the national and state levels. Bills have been introduced in several states, including the state of Washington, that propose to regulate airlines when operating in those specific states. However, we believe these bills would be preempted by federal law. We do not believe these bills are necessary and if the federal bills were to become law, they could impose additional economic and resource constraints on our airlines and could negatively impact our financial performance.

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

Mileage can be redeemed for free or discounted travel and for various other awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Over 75% of the free flight awards on Alaska and Horizon are subject to capacity-controlled seating. Beginning in the third quarter of 2008, Mileage Plan accounts are generally deleted after two years of inactivity in a member’s account. Prior to that date, accounts were deleted after three years of inactivity. As of December 31, 2008 and 2007, Alaska estimated that approximately 4.0 million and 3.7 million, respectively, round-trip flight awards were eligible for redemption by Mileage Plan members. Of those eligible awards, Alaska estimated that approximately 88% would ultimately be redeemed. For the years 2008 and 2007, approximately 936,000 and 870,000 round-trip awards and 499,000 and 270,000 one-way flight awards were redeemed and flown on Alaska and Horizon. One-way awards were introduced in February 2007. For 2006, approximately 850,000 round-trip flight awards were redeemed and flown on Alaska and Horizon. Those awards represent approximately 12.4%, 9.7%, and 8.6% for 2008, 2007, and 2006, respectively, of the total passenger miles flown on Alaska and Horizon. For the years 2008, 2007, and 2006, approximately 214,000, 243,200, and 252,600, respectively, round-trip flight awards were redeemed and flown on airline partners. Effective in November 2008, we began charging a $25 fee for awards redeemed on our airline partners.

For miles earned through travel on Alaska or Horizon and their airline partners, the estimated incremental cost of providing free travel awards in the future is recognized as a selling expense and accrued as a liability as miles are accumulated. The incremental cost of providing award travel on Alaska or Horizon does not include a contribution to overhead, aircraft ownership cost, or profit. Alaska also sells mileage credits to its non-airline partners. Alaska defers a majority of the sales proceeds and recognizes revenue when award transportation is provided on Alaska, Horizon or another partner airline. At December 31, 2008 and 2007, the deferred revenue and the total liability for providing free travel on Alaska and Horizon and for estimated payments to partner airlines was $690.4 million and $648.5 million, respectively, the majority of which is deferred revenue from the sale of mileage credits. Excluding the $42.3 million benefit from the change in Mileage Plan account activity terms, revenue attributable to the Mileage Plan was $245.7 million, $227.6 million, and $194.2 million in 2008, 2007 and 2006, respectively.

OTHER INFORMATION

SEASONALITY AND OTHER FACTORS

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. Our profitability is generally lowest during the first and fourth quarters due principally to lower traffic. It generally increases in the second quarter and typically reaches its highest level during the third quarter as a result of vacation travel, including increased activity in the state of Alaska.

In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	general economic conditions and resulting changes in passenger demand,

•	pricing initiatives by us and our competitors,

•	changes in fuel costs,

•	the timing and amount of maintenance expenditures (both planned and unplanned),

•	increases or decreases in passenger and volume-driven variable costs, and

•	labor actions.

In addition to those factors listed above, seasonal variations in traffic, the timing of various expenditures such as maintenance events and adverse weather conditions may affect our operating results from quarter to quarter. Many of the markets we serve experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceled flights and reaccommodation of displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions

(particularly in the state of Alaska and the Pacific Northwest) than some of our competitors, who may be better able to spread weather-related risks over larger route systems.

No material part of our business or that of our subsidiaries is dependent upon a single customer, or upon a few high-volume customers.

INSURANCE

We carry Airline Hull, Spares and Comprehensive Legal Liability Insurance in amounts and of the type generally consistent with industry practice to cover damage to aircraft, spare parts and spare engines, as well as bodily injury and property damage to passengers and third parties. Since the September 11, 2001 attacks, this insurance program excludes coverage for War and Allied Perils, including hijacking, terrorism, malicious acts, strikes, riots, civil commotion and other identified perils, so the company has also purchased war risk coverage for such events through the U.S. government.

Over the last several years, Alaska Air Group has experienced dramatic reductions in the cost of its Airline Hull, Spares and Comprehensive Legal Liability Insurance program through a combination of factors. These factors include a general softening of aviation insurance market conditions, demonstration of Alaska Air Group’s state-of-the-art safety program to insurers and better alignment with industry rates designed to improve costs and support in the aviation insurance market.

OTHER GOVERNMENT MATTERS

We have elected to participate in the Civil Reserve Air Fleet program, whereby we make available to the federal government a certain number of aircraft in the event of a military call-up. The government would reimburse us for the use of such aircraft. Participation in the program is a prerequisite for bidding on various government travel contracts.

ITEM 1A. RISK FACTORS

We have established an ongoing Risk Analysis and Oversight Program to identify and assign responsibility for the most significant risks facing our company. The results of this program are routinely shared with our Board of Directors. In this section, we discuss the highest priority issues identified in our risk analysis. If any of the following occurs, our business, financial condition and results of operations could suffer. In such case, the trading price of our common stock could also decline. These risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such developments, nor can it assess the impact, if any, on our business of such new risk factors or of events described in any forward-looking statements.

The current economic recession will impact demand for our product and could harm our financial condition and results of operations.

The current economic recession and outlook has resulted in a decline in demand for air travel. Our passenger count and traffic declined in the fourth quarter when compared to the prior year periods and we anticipate declines into 2009. We are reducing 2009 capacity at both Alaska and Horizon by 8% and 9%, respectively, when compared to 2008 to help offset this anticipated decline in passenger traffic, which will likely result in a decline in operating revenues. If demand declines further than expected, it will harm our business, financial condition and results of operations.

Our indebtedness and other fixed obligations could increase the volatility of earnings and otherwise restrict our activities and potentially lead to liquidity constraints.

We have, and will continue to have for the foreseeable future, a significant amount of debt. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues results in a disproportionately greater decrease in earnings. As of December 31, 2008 and 2007, we had approximately $1.8 billion and $1.3 billion of long-term debt outstanding, respectively, all of which is secured by flight equipment, aircraft purchase rights and real property. In addition to long-term debt, we have significant other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2008, future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year were approximately $1.0 billion for 2009 through 2013 and an aggregate of approximately $400 million for the years thereafter.

At December 31, 2008, we had firm orders to purchase 33 aircraft requiring future aggregate payments of $753.4 million through 2011. Although we have secured financing for all of the firm Q400 commitments, there is no guarantee that additional financing will be available for our other aircraft deliveries when required or that the terms will be acceptable to us. The current market conditions could result in a lack of availability or higher interest rates for financing of aircraft purchases, which would harm our business, financial condition and results of operations.

Our outstanding long-term debt and other fixed obligations could have important consequences. For example, they could:

•	limit our ability to obtain additional financing to fund our future capital expenditures, acquisitions, working capital or other purposes;

•	require us to dedicate a material portion of our operating cash flow to fund lease payments and interest payments on indebtedness, thereby reducing funds available for other purposes; and

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions, including reacting to the current economic slowdown.

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

We continue to strive toward aggressive cost-reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while achieving acceptable profit margins and return on capital. We believe having a lower cost structure better positions us to be able to fund future growth and take advantage of market opportunities, if economic conditions allow. However, with our planned capacity reductions, we will see upward pressure on unit costs, at least in the near term. Furthermore, if Horizon is unable to successfully transition to an all-Q400 fleet, it will be more difficult to reach our unit cost goals as the remaining Q200 and CRJ-700 aircraft are more costly to operate on a per-unit basis. If we are unable to further reduce our non-fuel unit costs over the long-term and achieve targeted profitability, we will likely not be able to grow our business in the future and therefore our financial results may suffer.

Our business, financial condition, and results of operations are substantially exposed to the volatility of jet fuel prices. Increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, accounting for 36% and 27% of total operating expenses for the years ended December 31, 2008 and 2007, respectively. Significant increases in average fuel costs during the past several years have negatively affected our results of operations. Although prices have declined sharply over the past six months, prices are still substantially higher than they were earlier in this decade. Future increases in the price of jet fuel will harm our financial condition and results of operations, unless we are able to increase fares or add additional ancillary fees to attempt to recover increasing fuel costs.

Historically, fuel costs and availability have been unpredictable and subject to wide price fluctuations based on geopolitical issues and supply and demand. It is often difficult to increase fares to offset increases in the price of fuel and although we had some success recently, we may not be able to do so in the future.

We utilize fuel hedges as a form of insurance against the volatility of fuel prices. To manage the risk of fuel price increases, we primarily purchase call options that are designed to cap a portion of our fuel costs at designated per-barrel oil prices. Even with hedges, we are substantially and increasingly exposed to increases in jet fuel costs as the average price at which we are hedged in future periods is higher than it has historically been.

The airline industry is highly competitive and subject to rapid change. We may be unable to compete effectively against other airlines with greater financial resources or lower operating costs, or to adjust rapidly enough in the event the nature of competition in our markets changes.

The airline industry is highly competitive as to fares, flight frequency, frequent flyer benefits, routes and service. The industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Over the past few years, airlines have reduced domestic routes and the number of planes available, which has resulted in reduced domestic industry capacity and a trend towards increased fares. Although capacity has declined based on a nationwide average, capacity on the West Coast has not declined to the same degree due to increased competition from new market entrants. If airlines decide to increase their capacity in the future, this could cause fares to decline, which may adversely affect our business and results of operations. Many of our competitors are larger than we are and therefore, may have significantly greater financial resources and name recognition or lower operating costs than we do. In addition, competitors who have successfully reorganized out of bankruptcy have lowered their operating costs as a result of renegotiated labor, supply and financing agreements. From time to time in the past, some of these competitors have chosen to add service, reduce their fares, or take other competitive steps in our key markets. We may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve.

The airline industry, and particularly regional airlines like Horizon, also faces competition from ground transportation alternatives, such as buses, trains or automobiles. Increased use of technology such as video conferencing and internet-based meeting tools have also resulted in a change in business travel, especially in short-haul markets like those that Horizon serves.

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

Labor costs are a significant component of our total expenses, accounting for approximately 25% and 30% of our total operating expenses in 2008 and 2007, respectively. As of December 31, 2008, labor unions represented approximately 84% of Alaska’s and 49% of Horizon’s employees. Each of our represented employee groups has a separate collective bargaining agreement, and could make demands that would increase our operating expenses and adversely affect our financial performance if we agree to them. Uncertainty around open contracts could be a distraction to many employees, reduce employee engagement in our business and divert management’s attention from other projects and issues. Disengaged employees could prevent us from achieving the operational improvements in completion rate and on-time performance that we seek.

In 2005, Alaska and the Air Line Pilots Association (ALPA) were unable to reach a new agreement, and therefore, pursuant to the terms of the collective bargaining agreement that existed at the time, the parties submitted the agreement to binding arbitration. That arbitration decision, which was effective May 1, 2005, resulted in an average pilot wage reduction of 26%. That contract became amendable on May 1, 2007, and Alaska has been in negotiations with ALPA. In 2008, ALPA requested mediation from the National Mediation Board (NMB) in order to assist with contract negotiations. We have begun meeting with the NMB and hope to reach a negotiated contract that recognizes the important contributions that our pilots make while not harming our competitive position. Horizon is also in negotiations with the International Brotherhood of Teamsters on a new pilot agreement. The Horizon pilot contract became amendable in September 2006. Factoring in pay rates, productivity measures, and pension and postretirement medical benefits, we believe our pilot unit costs at both Alaska and Horizon are among the highest in the industry for the size of aircraft we operate.

Our continuing obligation to fund our traditional defined-benefit pension plans could negatively affect our ability to compete in the marketplace. This is because most of our competitors either have eliminated such obligations through bankruptcy or have never had traditional pension plans in place. Currently, all of our defined-benefit pension plans are closed to new entrants, with the exception of the plan covering Alaska’s pilots.

Our defined-benefit pension plan assets are subject to market risk. If market returns are poor in the future, as they were in 2008, our obligation to make additional cash contributions in accordance with the Pension Plan Act of 2006 could increase and harm our liquidity. Poor market returns also lead to higher pension expense in our statement of operations. The calculation of pension expense is dependent on many assumptions that are more fully described in “Critical Accounting Estimates” on page 52 and Note 8 to our consolidated financial statements.

Finally, to the extent we are unable to maintain the outsourcing or subcontracting of certain services for our business, we would incur substantial costs, including costs associated with hiring new employees, in order to perform these services in-house.

Our operations are often affected by factors beyond our control, including delays, cancellations and other conditions, which could harm our financial condition and results of operations.

Like other airlines, our operations often are affected by delays, cancellations and other conditions caused by factors largely beyond our control, including:

•	air traffic congestion at airports or other air traffic control problems;

•	adverse weather conditions;

•	increased security measures or breaches in security; and

•	international or domestic conflicts, terrorist activity, or other changes in business conditions.

Delays and cancellations frustrate passengers, reduce aircraft utilization and increase costs, all of which affect our profitability. Due to our geographic area of operations, we believe a significant portion of our operation is more susceptible to adverse weather conditions than that of many of our competitors. A general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition and results of operations.

We depend on a few key markets to be successful.

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles and Anchorage. A significant portion of our flights occurs to and from our Seattle hub. In 2008, passengers to and from Seattle accounted for 62% of our total passengers.

We believe that concentrating our service offerings in this way allows us to maximize our investment in personnel, aircraft, and ground facilities, as well as to gain greater advantage from sales and marketing efforts in those regions. As a result, we remain highly dependent on our key markets. Our business could be harmed by any circumstances causing a reduction in demand for air transportation in our key markets. An increase in competition in our key markets could also cause us to reduce fares or take other competitive measures that could harm our business, financial condition and results of operations.

The airline industry continues to face potential security concerns and related costs.

The terrorist attacks of September 11, 2001 and their aftermath negatively affected the airline industry, including our company. These attacks and other foiled terror plots since then have resulted in new security measures that also impacted our company. Additional terrorist attacks, the fear of such attacks or other hostilities involving the U.S. could have a further significant negative effect on the airline industry, including us, and could:

•	significantly reduce passenger traffic and yields as a result of a potentially dramatic drop in demand for air travel;

•	significantly increase security and insurance costs;

•	make war risk or other insurance unavailable or extremely expensive;

•	increase fuel costs and the volatility of fuel prices;

•	increase costs from airport shutdowns, flight cancellations and delays resulting from security breaches and perceived safety threats; and

•	result in a grounding of commercial air traffic by the FAA.

The occurrence of any of these events would harm our business, financial condition and results of operations.

Increases in insurance costs or reductions in insurance coverage would harm our business, financial condition and results of operations.

With respect to the availability of commercial War and Allied Perils Insurance, world events or events involving our company could result in sudden market volatility resulting in cancellation and/or a material change in the availability or cost of the coverage which could adversely affect ongoing operations or results. Further, commercial War and Allied Perils Insurance now excludes certain catastrophic perils not previously excluded for weapons of mass destruction (such as chemical, biological or nuclear devices). The commercial policies also contain low aggregate sublimits, which do not adequately address potential catastrophic third-party war and allied perils exposures. In the event we were to be required to rely on the commercial insurance market, expensive excess limits would likely need to be explored in an equally volatile excess specialty market. It remains, therefore, our position to retain our coverage for this aspect of the insurance program directly through the U.S. government’s FAA premium war risk insurance program, rather than procure it from the commercial market.

Although our insurance costs have declined significantly, aviation insurers could increase their premiums again in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull and liability war risk insurance provided by the government is currently mandated through March 31, 2009. Although the government may extend the deadline for providing such coverage, we cannot be certain that any extension will occur, or if it does, for how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government and the coverage will be much more limited, including smaller aggregate limits and shorter cancellation periods. Significant increases in insurance premiums would adversely affect our business, financial condition and results of operations.

Our reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of our aircraft could involve a significant loss of life and result in a loss of confidence in our airlines by the flying public. In addition, we could experience significant potential claims from injured passengers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. Although we strive to maintain the highest standards of safety and reliability, should an accident or incident nevertheless occur, we maintain liability insurance in amounts and of the type generally consistent with industry practice. However, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve one of our airlines, could cause a public perception that our airlines or the equipment they fly is less safe or reliable than other transportation alternatives, which would harm our business.

We rely heavily on automated systems to operate our business, and a failure of these systems or by their operators could harm our business.

We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems, our website, our maintenance systems, and other systems. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our computerized reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information, and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and cause our customers to purchase tickets from another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch, and other operational needs. Disruption in, changes to, or a breach of these systems could result in the loss of important data, an increase of our expenses and a possible temporary cessation of our operations.

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

Alaska is dependent on Boeing as its sole supplier for aircraft and many of its aircraft parts. Horizon is similarly dependent on Bombardier. Additionally, each carrier is dependent on sole suppliers for aircraft engines. As a result, we are more vulnerable to any problems associated with the supply of those aircraft and parts, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft.

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

The market price of our stock can be influenced by many factors, a number of which are outside of our control, including those discussed above. Some of the primary factors in the volatility of our stock price are:

•	our actual or anticipated financial performance;

•	the price of crude oil;

•	the overall financial performance of the industry; and

•	other industry, macro or geopolitical factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

AIRCRAFT

The following tables describe the aircraft we operate and their average age at December 31, 2008:

Aircraft Type	Passenger Capacity	Owned	Leased	Total	Average Age in Years
Alaska Airlines
Boeing 737-400	144	3	28	31	13.3
Boeing 737-400C*	72	5	—	5	16.3
Boeing 737-400F*	—	1	—	1	9.8
Boeing 737-700	124	17	3	20	8.0
Boeing 737-800	157	37	4	41	1.7
Boeing 737-900	172	12	—	12	6.4

Total		75	35	110	7.3

Horizon Air
Bombardier Q200	37	—	6	6	11.6
Bombardier Q400	74–76	20	15	35	4.7
Bombardier CRJ-700	70	2	16	18	6.3

Total		22	37	59	5.8

*	C=Combination freighter/passenger; F=Freighter

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.

As of December 31, 2008, 59 of the 75 aircraft owned by Alaska and three of the 22 aircraft owned by Horizon are subject to liens securing long-term debt, and the majority of the other owned Alaska aircraft serve as collateral for our $185 million line-of-credit facility. Alaska’s leased 737-400, 737-700, and 737-800 aircraft have lease expiration dates between 2009 and 2016, between 2009 and 2010, and between 2015 and 2018, respectively. Additionally, Alaska has four MD-80 aircraft under long-term lease arrangements through 2012 that are currently in temporary storage. Horizon’s leased Q200, Q400 and CRJ-700 aircraft have expiration dates in 2012, in 2018, and between 2018 and 2020, respectively. Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.

Alaska completed its transition to an all-Boeing fleet during 2008. Horizon continues to progress in its plan to transition to an all-Q400 fleet as quickly and efficiently as possible, depending on the ability to successfully market the CRJ-700 aircraft.

Giving consideration to these fleet transition plans and Alaska’s plan to sell up to four B737-700 aircraft in 2009, the following table displays the currently anticipated fleet counts for Alaska and Horizon as of the end of each quarter in 2009. The Horizon fleet totals are fluid given the CRJ-700 remarketing efforts and are likely to change.

	31-Mar-09	30-Jun-09	30-Sep-09	31-Dec-09
Alaska Airlines
737-400	28	28	28	28
737-400C*	5	5	5	5
737-400F*	1	1	1	1
737-700	18	15	15	15
737-800	47	51	51	51
737-900	12	12	12	12

Totals	111	112	112	112

Horizon Air
Q200	—	—	—	—
Q400	37	37	37	40
CRJ-700	18	18	17	13

Totals	55	55	54	53

*	C=Combination freighter/passenger; F=Freighter

GROUND FACILITIES AND SERVICES

Alaska and Horizon lease ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings in various cities in the state of Alaska.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) near Seattle, Washington. These include a five-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and mainframe computer facility, an office building, and corporate headquarters complex. Alaska also leases a stores warehouse, and office spaces for a reservation facility and for various administrative functions in Kent, Washington. Alaska’s major facilities outside of Seattle include a regional headquarters building, an air cargo facility and a hangar/office facility in Anchorage, as well as leased reservations facilities in Phoenix, Arizona and Boise, Idaho. Alaska uses its own employees for ground handling services at most of our airports in the state of Alaska. At other airports throughout our system, those services are contracted to various third-party vendors.

Horizon owns its Seattle corporate headquarters building. It leases an operations, training, and aircraft maintenance facility in Portland as well as line maintenance stations in Boise, Spokane, Pasco, Los Angeles and Seattle.

ITEM 3. LEGAL PROCEEDINGS

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In August 2008, the arbitrator issued a ruling in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy. The parties have met, but the matter has not yet been resolved. Another arbitration hearing has been tentatively set for June 2009. Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

Other items

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected.

Management believes the ultimate disposition of any of the matters discussed above is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of arbitrators, judges and juries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2008, there were 36,274,898 shares of common stock of Alaska Air Group, Inc. issued and outstanding and 3,485 shareholders of record. We also held 6,896,506 treasury shares at a cost of $161.4 million. We have not paid dividends on the common stock since 1992 and have no plans to do so in the foreseeable future. Our common stock is listed on the New York Stock Exchange (symbol: ALK).

The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange.

	2008		2007
	High	Low	High	Low
First Quarter	$28.56	$17.44	$44.52	$36.56
Second Quarter	23.00	15.34	38.99	25.90
Third Quarter	24.68	10.10	29.09	21.50
Fourth Quarter	29.74	12.89	28.00	21.15

SALES OF NON-REGISTERED SECURITIES

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan
January 1, 2008 –January 31, 2008 (1)	869,900	$23.49
February 1, 2008 – February 29, 2008 (1)	574,100	$25.94
March 1, 2008 – March 18, 2008 (1)	76,800	$25.42
March 19, 2008 –March 31, 2008 (2)	175,000	$18.98
April 1, 2008 – April 30, 2008 (2)	430,700	$19.40

Total	2,126,500	$23.02	$38,322,441

(1)	Purchased pursuant to a $100 million repurchase plan authorized by the Board of Directors in September 2007. The total number of shares purchased under this plan was 4,113,782. This plan has terminated and no further shares will be purchased under this plan.
(2)	Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in March 2008. The plan expires after twelve months. The remaining dollar value of shares that can be purchased is solely under this $50 million plan. The Company has temporarily ceased further purchases under this program given the uncertainty in the economic environment and currently does not expect to repurchase any more shares prior to the expiration date.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2003 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2003.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	2008	2007		2006	2005		2004
Consolidated Operating Results
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	$3,662.6	$3,506.0		$3,334.4	$2,975.3		$2,723.8
Operating Expenses	3,834.8	3,295.1		3,424.6	2,808.8		2,718.1
Operating Income (Loss)	(172.2)	210.9		(90.2)	166.5		5.7
Nonoperating income (expense), net of interest capitalized (a)	(41.0)	(10.4)		(0.5)	(29.3)		(26.3)
Income (loss) before income tax and accounting change	(213.2)	200.5		(90.7)	137.2		(20.6)
Income (loss) before accounting change	(135.9)	124.3		(54.5)	84.5		(15.3)
Net Income (Loss)	$(135.9)	$124.3		$(54.5)	$(5.9)		$(15.3)
Average basic shares outstanding	36.343	40.125		37.939	27.609		26.859
Average diluted shares outstanding	36.343	40.424		37.939	33.917		26.859
Basic earnings (loss) per share before accounting change	$(3.74)	$3.10		$(1.44)	$3.06		$(0.57)
Basic earnings (loss) per share	(3.74)	3.10		(1.44)	(0.21)		(0.57)
Diluted earnings (loss) per share before accounting change	(3.74)	3.07		(1.44)	2.65		(0.57)
Diluted earnings (loss) per share	(3.74)	3.07		(1.44)	(0.01)		(0.57)
Consolidated Financial Position
At End of Period (in millions, except ratio):
Total assets	$4,835.6	$4,490.9		$4,077.1	$3,792.0		$3,335.0
Long-term debt and capital lease obligations, net of current portion	1,596.3	1,124.6		1,031.7	969.1		989.6
Shareholders’ equity	661.9	1,025.4		886.5	827.6		664.8
Ratio of earnings to fixed charges (b)	(0.11)	1.90		0.40	1.78		0.89
Statistics
Alaska Airlines Mainline Operating Data:
Revenue passengers (000)	16,809	17,558		17,165	16,759		16,295
Revenue passenger miles (RPM) (000,000)	18,712	18,451		17,822	16,915		16,231
Available seat miles (ASM) (000,000)	24,218	24,208		23,278	22,292		22,276
Revenue passenger load factor	77.3%	76.2%		76.6%	75.9%		72.9%
Yield per passenger mile	14.13 ¢	13.81	¢	13.76 ¢	12.91	¢	12.47 ¢
Operating revenues per ASM	12.06 ¢	11.52	¢	11.50 ¢	10.76	¢	10.02 ¢
Operating expenses per ASM	12.54 ¢	10.55	¢	11.93 ¢	10.14	¢	10.07 ¢
Average number of full-time equivalent employees	9,628	9,679		9,322	9,065		9,968
Operating fleet at period-end	110	115		114	110		108
Horizon Air Combined Operating Data (c):
Revenue passengers (000)	7,390	7,552		6,860	6,481		5,930
Revenue passenger miles (RPM) (000,000)	2,635	2,918		2,691	2,475		2,155
Available seat miles (ASM) (000,000)	3,617	3,978		3,632	3,400		3,107
Revenue passenger load factor	72.9%	73.4%		74.1%	72.8%		69.3%
Yield per passenger mile	27.43 ¢	24.30	¢	23.53 ¢	21.98	¢	22.61 ¢
Operating revenues per ASM	20.29 ¢	18.06	¢	17.73 ¢	16.36	¢	16.20 ¢
Operating expenses per ASM	21.42 ¢	18.07	¢	17.41 ¢	15.50	¢	15.57 ¢
Average number of full-time equivalent employees	3,699	3,897		3,611	3,456		3,423
Operating fleet at period-end	59	70		69	65		65

(a)	Includes capitalized interest of $23.2 million, $27.8 million, $24.7 million, $8.9 million, $1.7 million, $2.3 million, $2.7 million, $10.6 million, $17.7 million, $12.6 million, and $7.0 million for 2008, 2007, 2006, 2005, 2004, 2003, 2002, 2001, 2000, 1999, and 1998 respectively.
(b)	For 2008, 2006, 2004, 2002, 2001, and 2000 earnings are inadequate to cover fixed charges by $229.9 million, $110.5 million, $17.4 million, $99.5 million, $69.1 million, and $44.6 million, respectively. See Exhibit 12.1 to this Form 10-K.
(c)	Includes Horizon services operated as Frontier JetExpress in 2004 through 2007 and flights operated under the Capacity Purchase Agreement with Alaska in 2007 and 2008.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA—(Continued)

	2003		2002	2001	2000	1999		1998
Consolidated Operating Results
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	$2,444.8		$2,224.1	$2,152.8	$2,194.0	$2,091.5		$1,912.0
Operating Expenses	2,455.9		2,317.3	2,279.1	2,227.1	1,901.7		1,700.1
Operating Income (Loss)	(17.5)		(93.2)	(126.3)	(33.1)	189.8		211.9
Nonoperating income (expense), net of interest capitalized (a)	46.5		(8.6)	62.8	6.2	23.2		(6.2)
Income (loss) before income tax and accounting change	29.0		(101.8)	(63.5)	(26.9)	213.0		205.7
Income (loss) before accounting change	13.5		(67.2)	(43.4)	(20.4)	129.4		125.3
Net Income (Loss)	$13.5		$(118.6)	$(43.4)	$(67.2)	$129.4		$125.3
Average basic shares outstanding	26.648		26.546	26.499	26.440	26.372		23.388
Average diluted shares outstanding	26.730		26.546	26.499	26.440	26.507		26.367
Basic earnings (loss) per share before accounting change	$0.51		$(2.53)	$(1.64)	$(0.77)	$4.91		$5.36
Basic earnings (loss) per share	0.51		(4.47)	(1.64)	(2.54)	4.91		5.36
Diluted earnings (loss) per share before accounting change	0.51		(2.53)	(1.64)	(0.77)	4.88		4.75
Diluted earnings (loss) per share	0.51		(4.47)	(1.64)	(2.54)	4.88		4.75
Consolidated Financial Position
At End of Period (in millions, except ratio):
Total assets	$3,259.2		$2,880.7	$2,950.5	$2,528.1	$2,196.0		$1,742.6
Long-term debt and capital lease obligations, net of current portion	906.9		856.7	852.2	509.2	337.0		171.5
Shareholders’ equity	674.2		655.7	851.3	895.1	959.2		822.1
Ratio of earnings to fixed charges (b)	1.22		0.28	0.48	0.66	3.07		2.94
STATISTICS
Alaska Airlines Mainline Operating Data:
Revenue passengers (000)	15,047		14,154	13,668	13,525	13,620		13,056
Revenue passenger miles (RPM) (000,000)	14,554		13,186	12,249	11,986	11,777		11,283
Available seat miles (ASM) (000,000)	20,804		19,360	17,919	17,315	17,341		16,807
Revenue passenger load factor	70.0%		68.1%	68.4%	69.2%	67.9%		67.1%
Yield per passenger mile	12.65	¢	12.65 ¢	13.12 ¢	13.56 ¢	12.86	¢	12.51	¢
Operating revenues per ASM	9.74	¢	9.47 ¢	9.84 ¢	10.20 ¢	9.75	¢	9.41	¢
Operating expenses per ASM	9.81	¢	9.87 ¢	10.24 ¢	10.35 ¢	9.81	¢	8.25	¢
Average number of full-time equivalent employees	10,040		10,142	10,115	9,611	9,183		8,704
Operating fleet at period-end	109		102	101	95	89		84
Horizon Air Combined Operating Data (c):
Revenue passengers (000)	4,934		4,815	4,668	5,044	4,984		4,389
Revenue passenger miles (RPM) (000,000)	1,640		1,514	1,350	1,428	1,379		1,143
Available seat miles (ASM) (000,000)	2,569		2,428	2,148	2,299	2,194		1,815
Revenue passenger load factor	63.9%		62.4%	62.8%	62.1%	62.9%		63.0%
Yield per passenger mile	26.96	¢	26.02 ¢	28.15 ¢	29.82 ¢	28.77	¢	29.02	¢
Operating revenues per ASM	18.06	¢	17.29 ¢	19.02 ¢	19.27 ¢	18.96	¢	19.16	¢
Operating expenses per ASM	17.79	¢	17.87 ¢	21.02 ¢	19.53 ¢	17.74	¢	18.16	¢
Average number of full-time equivalent employees	3,361		3,476	3,764	3,795	3,603		3,019
Operating fleet at period-end	62		63	60	62	62		60

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•	Year in Review—highlights from 2008 outlining some of the major events that happened during the year and how they affected our financial performance.

•

Results of Operations—an in-depth analysis of the results of operations of Alaska and Horizon for the three years presented in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of operations. Financial and statistical data for Alaska and Horizon are also included here. This section includes forward-looking statements regarding our view of 2009.

•	Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

•

Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, contractual obligations, commitments and off-balance sheet arrangements, an overview of financial position and the impact of inflation and changing prices.

YEAR IN REVIEW

In 2008, we reported a consolidated net loss of $135.9 million compared to a consolidated net income of $124.3 million in 2007. The largest driver of the decline in results was fuel expense. Our fuel expense increased by $522.1 million over 2007, primarily as a result of the significantly higher average fuel prices in 2008. Oil prices reached record levels during the summer months, but declined sharply in the last few months of 2008. Even with the benefit of $122.7 million of net cash settlements from our fuel hedge program during the year, our “economic” fuel cost (as defined on page 39) increased $277.6 million, or 30%, on a 4.4% decline in fuel gallons consumed. This increase in fuel expense far exceeded the $156.6 million increase in total operating revenues. We also had the following notable items during 2008:

•

revenue of $42.3 million associated with the change in Mileage Plan terms to delete accounts that have had no activity for two or more years. Previously, accounts could remain inactive for three years prior to deletion.

•	fleet transition costs of $71.2 million compared to $14.1 million in 2007.

•	restructuring charges of $12.9 million associated with reductions in work force.

The revenue environment in 2008 was characterized by increased competition in our West Coast market and softer demand in the last half of the year due to the current economic recession. Yield at both companies improved over 2007 as we and other carriers added or increased ancillary fees and raised fares to cover higher fuel costs. Alaska posted slightly higher passenger traffic for the full year and Horizon posted a sharp decline in passenger traffic. All of these factors, along with a one-time $42.3 million benefit from changes in our Mileage Plan program, resulted in an increase in total consolidated operating revenues of $156.6 million.

Our total operating expenses increased by $539.7 million during 2008 compared to 2007, primarily as a result of the significant increase in fuel costs along with an increase in fleet transition costs and restructuring charges. This increase is offset by declines in non-fuel operating costs at both companies as we continued to make progress in our cost reduction efforts. See “Results of Operations” below for further discussion of changes in revenues and operating expenses for both Alaska and Horizon.

Accomplishments and Highlights

Accomplishments and highlights from 2008 include:

•

Alaska and Horizon both improved their operational performance in 2008 as measured by on-time arrivals and completion rate. For the full year, Alaska reported an on-time performance and completion rate of 78.3% and 99.2%, respectively, compared to 72.4% and 99.0%, respectively, for 2007. Similarly, Horizon reported a 2008 on-time performance and completion rate of 83.1% and 97.9%, respectively, compared to 80.7% and 97.6% in 2007.

•	Alaska received the J.D. Power and Associates “Highest Customer Satisfaction” award in 2008 among North America Airlines in a tie with Continental Airlines.

•	Alaska won the 2007 “Program of the Year” Freddie award for our Mileage Plan program in 2008.

•

We reached an enhanced long-term agreement with Delta that will benefit our customers as it makes us Delta’s preferred partner on the West Coast. Other benefits include enhanced frequent flyer and lounge reciprocity agreements.

•	We completed our “Airport of the Future” at Seattle-Tacoma International Airport, reducing customer wait times significantly.

•	The cargo business generated over $100 million of consolidated revenue for the first time in 2008.

Alaska Fleet Transition

We completed our transition to an all-B737 fleet in 2008 as our final MD-80 aircraft were removed from service during the year. We now have one of the youngest, most fuel-efficient fleets in the industry.

We have four MD-80 aircraft under long-term lease arrangements that were retired prior to the end of their lease terms and placed in temporary storage at an aircraft storage facility. As a result of their grounding, we recorded a $47.5 million charge during 2008 associated with these aircraft representing the remaining obligation under the existing lease contracts.

Horizon Fleet Transition

Horizon is in the process of transitioning to an all-Q400 fleet and expects to complete the transition as soon as the CRJ-700 fleet is successfully remarketed. At the beginning of 2008, we had 17 Q200s in the fleet, of which we were able to remarket all but six through sublease agreements or arranged sales of the aircraft to third parties. The total charge during 2008 related to the removal of these aircraft from operation was $10.2 million, which represents the estimated sublease loss for five aircraft delivered under the sublease arrangement and the loss on the termination of the underlying leases of six additional aircraft. Although we removed all remaining Q200 aircraft from scheduled operations as of the end of 2008, six of the aircraft were used as spares through the end of January 2009. We are actively remarketing these remaining aircraft. We do not currently know the timing or amount of any associated charge.

In the first quarter of 2008, our Board of Directors approved the plan to remove our CRJ-700 fleet from operations, in addition to the Q200 transition described above. As a result of the decision, the Company determined that its two owned CRJ-700s were impaired and recorded an impairment charge on the aircraft and their related spare parts of $5.5 million in 2008 to reduce the carrying value of these assets to their estimated fair value. Additionally, during 2008, we recorded severance charges of $1.3 million related to this fleet transition. We are currently evaluating various alternatives to dispose of our CRJ-700 aircraft in the most economically feasible way. Two of our 18 leased aircraft were subleased to a third party during the fourth quarter, resulting in an estimated sublease loss of $6.7 million. The current economic conditions are hindering the remarketing effort and could result in further delays of the timeline to transition completely to an all-Q400 fleet. As such, the nature, timing or amount of any potential gain or loss associated with transactions on the remaining aircraft cannot be reasonably estimated at this time.

Fuel Hedging

We utilize primarily crude oil call options to decrease our exposure to the volatility of jet fuel prices, although we do have some collar structures that are scheduled to settle in 2009. The total outstanding liability for the collar contracts at December 31, 2008 is approximately $24 million, and we currently do not have any collateral on deposit with counterparties to these agreements. With call option contracts, we benefit from the decline in crude oil prices, as there is no future cash exposure above the premiums that we pay to enter into the contracts.

In the fourth quarter of 2008, we restructured our hedge portfolio to take advantage of lower fuel prices. We were able to reduce our 2009 average strike price from $103 per barrel at the end of the third quarter of 2008 to $76 per barrel for 50% of the planned 2009 consumption. As part of this restructuring effort, we terminated some of the previously held contracts. We realized losses on the termination of these contracts of $41.5 million and $8.5 million at Alaska and Horizon, respectively, representing the difference between the original premiums paid to purchase those contracts and the cash received from the counterparty upon termination. We believe that restructuring the hedge portfolio was a wise use of our resources and consistent with our stated objective of managing volatility.

Operational Performance

Our core promise to our customers is to get them and their bags to their destinations safely and on time. Operational performance was a top initiative in 2008 and we believe we made significant progress during the year. For 2008, Alaska and Horizon both exceeded their prior-year performance in on-time arrivals and in schedule completion rates. As a result of the current-year performance, our employees received higher payouts under our Operational Performance Rewards program.

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

On July 24, 2008 we announced a $25 fee for booking Mileage Plan award travel on partner airlines. We also announced that our domestic round-trip “Coach Saver” award will increase to 25,000 miles from 20,000 miles, and we have expanded our 15,000-mile “Intra-Alaska” award levels in coach to an “Intra-State” award. This award offers travel wholly within one state for 15,000 award miles. Other changes include an increase in the award miles needed for “Peak” awards and the introduction of a three-tier award level structure. All of these changes are effective for awards redeemed on or after November 19, 2008.

Additionally, beginning in August 2008, we reduced from three years to two years the length of time that a Mileage Plan account could be inactive before the account is deleted. As a result of this change in terms, our Mileage Plan liability was reduced by $42.3 million. This benefit is recorded separately in operating revenues as “Change in Mileage Plan terms.”

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

Alaska and the Association of Flight Attendants have reached a tentative agreement to extend the current contract with Alaska’s flight attendants by two years. The current agreement becomes amendable on May 1, 2010. Horizon is currently in negotiations with the following work groups – pilots, flight attendants, technicians and dispatchers.

We do not know what the final outcome of these negotiations will be or when agreements will be reached. However, uncertainty around open contracts could distract some employees, reduce employee engagement in our business, and prevent us from achieving the operational goals (such as on-time and completion-rate targets) that we have set.

Common Stock Repurchase

In September 2007, our Board of Directors authorized the Company to repurchase up to $100 million of our common stock over a twelve-month period. We completed the repurchase in February 2008 buying back 4.1 million shares of our outstanding common stock, or 10% of the outstanding stock at the start of the program, at an average price of $24.31 per share. During the first quarter of 2008, we repurchased 1.5 million shares for approximately $37.2 million. On March 13, 2008, we announced a new $50 million common stock repurchase program. Through April 24, 2008, we had repurchased 605,700 shares of our common stock for approximately $11.7 million under this new program. The repurchased shares have been recorded as treasury shares in our condensed consolidated balance sheets.

We temporarily stopped further repurchases under this program given the uncertainty in the economic environment and currently do not expect to repurchase any more shares prior to the expiration date in March 2009.

Line of Credit Modification

Alaska has a $185 million variable-rate credit facility that expires in March 2010. In the fourth quarter we borrowed $75 million from this facility and that amount was outstanding at December 31, 2008. On September 24, 2008, we entered into the Fourth Amendment to our $185 million variable-rate credit facility that eliminated all previous financial covenants and replaced them with a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million.

Outlook

As we look forward to 2009, the two primary uncertainties are the demand environment and fuel prices. Although fuel prices have declined significantly since their record high in July 2008, the global financial instability and economic recession have put downward pressure on demand for air travel.

Traffic was down by 4.4% and 22.4% at Alaska and Horizon, respectively, in the fourth quarter as the economic recession began to take its toll on travel behaviors of our customers. In anticipation of this decline in demand, the Alaska and Horizon reduced capacity by 7.1% and 21.1%, respectively, in the fourth quarter. We currently anticipate further capacity reductions of 8% at Alaska and 9% at Horizon in 2009 compared with 2008. We believe the actions we are taking to reduce capacity are necessary and appropriate given the uncertainty in the demand outlook, although we do have the flexibility to adjust our capacity throughout the year to stay aligned with demand.

Oil prices have declined from a record $147 per barrel in July to approximately $40 to $45 per barrel recently. That translates to a significant reduction in fuel cost for Air Group, although prices are still above historical levels. In July 2008, our average raw, unhedged price of jet fuel per gallon was $4.19 and is currently around $1.60 per gallon. Oil prices continue to be volatile, however, and prices could rise again. We continue to execute our hedging strategy to help remove some of the impact of that volatility on our financial results.

RESULTS OF OPERATIONS

2008 COMPARED WITH 2007

Our consolidated net loss for 2008 was $135.9 million, or $3.74 per share, compared to net income of $124.3 million, or $3.07 per diluted share, in 2007. Both periods include gains and losses arising from fuel-hedging activities. In 2008, there were several other items, as noted below, that affect the comparability between the two years:

•	restructuring charges of $12.9 million ($8.1 million after tax, or $0.22 per share) related to the reduction in work force at Alaska;

•	fleet transition charges of $61.0 million ($38.2 million after tax, or $1.05 per share) related to the ongoing transitions out of the MD-80 and CRJ-700 fleets; and

•	a $42.3 million benefit ($26.5 million after tax, or $0.73 per share) related to a change in the terms of our Mileage Plan program.

We believe disclosure of the impact of these individual charges is useful information to investors because:

•	it is useful to monitor performance without these items as it improves a reader’s ability to compare our results to other airlines;

•

our results excluding these adjustments related to fuel hedge accounting and other items serve as the basis for our various employee incentive plans, thus the information allows investors to better understand the changes in variable incentive pay expense in our consolidated statements of operations;

•	our results excluding these items are most often used in internal management and board reporting and decision-making; and

•	we believe it is the basis by which we are evaluated by industry analysts.

Our consolidated results are primarily driven by the results of our two operating carriers. Alaska and Horizon reported pretax losses of $153.3 million and $55.8 million, respectively, in 2008. Financial and statistical data for Alaska and Horizon are shown on pages 34 and 35, respectively. An in-depth discussion of the results of Alaska and Horizon begins on page 36.

ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA

	Three Months Ended December 31						Year Ended December 31
	2008		2007		% Change		2008		2007		% Change		2006		% Change
Financial Data (in millions):
Operating Revenues:
Passenger	$602.5		$612.8		(1.7)		$2,643.7		$2,547.2		3.8		$2,453.1		3.8
Freight and mail	22.2		21.3		4.2		99.3		94.2		5.4		93.4		0.9
Other—net	34.0		41.3		(17.7)		135.2		147.1		(8.1)		129.6		13.5
Change in Mileage Plan terms	—		—		NM		42.3		—		NM		—		NM

Total mainline operating revenues	658.7		675.4		(2.5)		2,920.5		2,788.5		4.7		2,676.1		4.2
Passenger—purchased capacity	66.9		71.9		(7.0)		300.8		281.4		6.9		16.4		NM

Total Operating Revenues	725.6		747.3		(2.9)		3,221.3		3,069.9		4.9		2,692.5		14.0

Operating Expenses:
Wages and benefits	183.8		191.0		(3.8)		742.7		753.9		(1.5)		745.8		1.1
Variable incentive pay	5.0		2.3		117.4		15.8		13.5		17.0		27.7		(51.3)
Aircraft fuel, including hedging gains and losses	298.4		182.2		63.8		1,162.4		737.5		57.6		757.0		(2.6)
Aircraft maintenance	38.5		42.0		(8.3)		150.6		149.8		0.5		156.8		(4.5)
Aircraft rent	23.8		29.5		(19.3)		106.2		112.8		(5.9)		110.9		1.7
Landing fees and other rentals	40.8		42.8		(4.7)		167.7		170.1		(1.4)		158.2		7.5
Contracted services	29.7		32.9		(9.7)		130.2		124.1		4.9		117.5		5.6
Selling expenses	20.4		30.0		(32.0)		116.0		129.3		(10.3)		141.5		(8.6)
Depreciation and amortization	42.7		36.2		18.0		165.9		142.3		16.6		137.8		3.3
Food and beverage service	11.2		12.1		(7.4)		48.3		46.9		3.0		48.3		(2.9)
Other	40.1		48.1		(16.6)		170.3		173.1		(1.6)		161.1		7.4
Restructuring charges and adjustments	9.2		—		NM		12.9		—		NM		24.8		NM
Fleet transition costs—MD-80	—		—		NM		47.5		—		NM		189.5		NM

Total mainline operating expenses	743.6		649.1		14.6		3,036.5		2,553.3		18.9		2,776.9		(8.1)
Purchased capacity costs	66.9		80.7		(17.1)		313.7		302.8		3.6		14.3		NM

Total Operating Expenses	810.5		729.8		11.1		3,350.2		2,856.1		17.3		2,791.2		2.3

Operating Income (Loss)	(84.9)		17.5		NM		(128.9)		213.8		NM		(98.7)		NM

Interest income	13.1		15.1				51.3		64.8				56.3
Interest expense	(25.0)		(21.3)				(92.5)		(86.2)				(73.3)
Interest capitalized	4.1		6.6				20.2		25.7				21.5
Other—net	(0.7)		(2.7)				(3.4)		(3.1)				(0.5)

	(8.5)		(2.3)				(24.4)		1.2				4.0

Income (Loss) Before Income Tax	$(93.4)		$15.2		NM		$(153.3)		$215.0		NM		$(94.7)		NM

Mainline Operating Statistics:
Revenue passengers (000)	3,772		4,191		(10.0)		16,809		17,558		(4.3)		17,165		2.3
RPMs (000,000) “traffic”	4,302		4,498		(4.4)		18,712		18,451		1.4		17,822		3.5
ASMs (000,000) “capacity”	5,590		6,020		(7.1)		24,218		24,208		0.0		23,278		4.0
Passenger load factor	77.0%		74.7%		2.3	pts	77.3%		76.2%		1.1	pts	76.6%		(0.4	)pts
Yield per passenger mile	14.01	¢	13.62	¢	2.8		14.13	¢	13.81	¢	2.3		13.76	¢	0.3
Operating revenues per ASM “RASM”	11.78	¢	11.22	¢	5.0		12.06	¢	11.52	¢	4.7		11.50	¢	0.2
Impact of change in Mileage Plan terms per ASM	—		—		NM		0.17	¢	—		NM		—		NM
Passenger revenue per ASM	10.78	¢	10.18	¢	5.9		10.92	¢	10.52	¢	3.7		10.54	¢	(0.2)
Operating expenses per ASM	13.30	¢	10.78	¢	23.4		12.54	¢	10.55	¢	18.9		11.93	¢	(11.6)
Aircraft fuel cost per ASM	5.34	¢	3.02	¢	76.4		4.80	¢	3.05	¢	57.4		3.25	¢	(6.2)
Restructuring charges per ASM	0.16	¢	—		NM		0.05	¢	—		NM		0.11	¢	NM
Fleet transition costs per ASM	—		—		NM		0.20	¢	—		NM		0.81	¢	NM
Aircraft fuel cost per gallon	$3.95		$2.09		89.0		$3.48		$2.08		67.3		$2.14		(2.8)
Economic fuel cost per gallon	$2.52		$2.48		1.6		$3.00		$2.20		36.4		$1.92		14.6
Fuel gallons (000,000)	75.5		87.2		(13.4)		333.8		354.3		(5.8)		354.3		0.0
Average number of full-time equivalent employees	9,156		9,672		(5.3)		9,628		9,679		(0.5)		9,322		3.8
Aircraft utilization (blk hrs/day)	10.0		10.7		(6.5)		10.6		10.9		(2.8)		11.0		(0.9)
Average aircraft stage length (miles)	995		946		5.2		979		926		5.7		919		0.8
Operating fleet at period-end	110		115		(5	)a/c	110		115		(5	)a/c	114		1	a/c
Purchased Capacity Operating Statistics:
RPMs (000,000)	227		287		(20.9)		1,100		1,099		0.1		41		NM
ASMs (000,000)	316		386		(18.1)		1,469		1,453		1.1		67		NM
Passenger load factor	71.8%		74.4%		(2.6	)pts	74.9%		75.6%		(0.7	)pts	61.2%		NM
Yield per passenger mile	29.47	¢	25.05	¢	17.6		27.35	¢	25.61	¢	6.8		40.00	¢	NM
Operating revenue per ASM	21.17	¢	18.63	¢	13.7		20.48	¢	19.37	¢	5.7		24.48	¢	NM
Operating expenses per ASM	21.17	¢	20.91	¢	1.3		21.35	¢	20.84	¢	2.5		21.34	¢	NM

NM	= Not Meaningful

HORIZON AIR FINANCIAL AND STATISTICAL DATA

	Three Months Ended December 31						Year Ended December 31
	2008		2007		% Change		2008		2007		% Change		2006		% Change
Financial Data (in millions):
Operating Revenues:
Passenger—brand flying	$98.5		$99.2		(0.7)		$429.2		$391.3		9.7		$359.1		9.0
Passenger—capacity purchase arrangements (a)	62.5		80.4		(22.3)		293.7		317.9		(7.6)		274.0		16.0

Total passenger revenue	161.0		179.6		(10.4)		722.9		709.2		1.9		633.1		12.0
Freight and mail	0.6		0.5		20.0		2.7		2.3		17.4		3.9		(41.0)
Other—net	2.1		1.8		16.7		8.3		6.9		20.3		7.0		(1.4)

Total Operating Revenues	163.7		181.9		(10.0)		733.9		718.4		2.2		644.0		11.6

Operating Expenses:
Wages and benefits	46.9		51.1		(8.2)		194.1		201.3		(3.6)		189.7		6.1
Variable incentive pay	1.4		1.3		7.7		5.6		7.3		(23.3)		9.1		(19.8)
Aircraft fuel, including hedging gains and losses	60.4		38.3		57.7		236.0		138.8		70.0		116.5		19.1
Aircraft maintenance	10.7		23.1		(53.7)		58.2		92.0		(36.7)		73.9		24.5
Aircraft rent	13.2		15.7		(15.9)		56.9		65.6		(13.3)		69.3		(5.3)
Landing fees and other rentals	13.6		14.1		(3.5)		57.2		56.9		0.5		46.9		21.3
Contracted services	7.1		7.2		(1.4)		29.1		27.1		7.4		27.0		0.4
Selling expenses	6.4		7.7		(16.9)		31.1		31.2		(0.3)		31.5		(1.0)
Depreciation and amortization	8.7		8.6		1.2		37.5		33.9		10.6		18.5		83.2
Food and beverage service	0.5		0.7		(28.6)		2.6		2.8		(7.1)		2.9		(3.4)
Other	9.0		12.3		(26.8)		42.7		48.0		(11.0)		46.9		2.3
Fleet transition costs—CRJ-700	6.7		—		NM		13.5		—		NM		—		NM
Fleet transition costs—Q200	0.5		3.5		NM		10.2		14.1		NM		—		NM

Total Operating Expenses	185.1		183.6		0.8		774.7		719.0		7.7		632.2		13.7

Operating Income (Loss)	(21.4)		(1.7)		NM		(40.8)		(0.6)		NM		11.8		NM

Interest income	1.6		1.1				5.4		4.5				3.7
Interest expense	(6.7)		(4.5)				(23.6)		(16.6)				(7.4)
Interest capitalized	0.7		0.3				3.0		2.1				3.2
Other—net	0.1		—				0.2		(0.1)				—

	(4.3)		(3.1)				(15.0)		(10.1)				(0.5)

Income (Loss) Before Income Tax	$(25.7)		$(4.8)		NM		$(55.8)		$(10.7)		NM		$11.3		NM

Combined Operating Statistics: (a)
Revenue passengers (000)	1,636		1,930		(15.2)		7,390		7,552		(2.1)		6,860		10.1
RPMs (000,000) “traffic”	561		723		(22.4)		2,635		2,918		(9.7)		2,691		8.4
ASMs (000,000) “capacity”	786		996		(21.1)		3,617		3,978		(9.1)		3,632		9.5
Passenger load factor	71.4%		72.6%		(1.2	)pts	72.9%		73.4%		(0.5	)pts	74.1%		(0.7	)pts
Yield per passenger mile	28.70	¢	24.84	¢	15.5		27.43	¢	24.30	¢	12.9		23.53	¢	3.3
Operating revenues per ASM (RASM)	20.83	¢	18.26	¢	14.0		20.29	¢	18.06	¢	12.4		17.73	¢	1.9
Passenger revenue per ASM	20.48	¢	18.03	¢	13.6		19.99	¢	17.83	¢	12.1		17.43	¢	2.3
Operating expenses per ASM	23.55	¢	18.43	¢	27.8		21.42	¢	18.07	¢	18.5		17.41	¢	3.8
Aircraft fuel cost per ASM	7.69	¢	3.85	¢	99.6		6.53	¢	3.49	¢	87.1		3.21	¢	8.7
CRJ-700 fleet transition costs per ASM	0.85	¢	—		NM		0.37	¢	—		NM		—		NM
Q200 fleet transition costs per ASM	0.06	¢	0.35	¢	NM		0.28	¢	0.35	¢	NM		—		NM
Aircraft fuel cost per gallon	$4.08		$2.18		87.2		$3.53		$2.14		65.0		$2.14		0.0
Economic fuel cost per gallon	$2.58		$2.54		1.6		$3.05		$2.28		33.8		$1.93		18.1
Fuel gallons (000,000)	14.8		17.6		(15.9)		66.9		64.8		3.2		54.3		19.3
Average number of full-time equivalent employees	3,466		3,941		(12.1)		3,699		3,897		(5.1)		3,611		7.9
Aircraft utilization (blk hrs/day)	8.0		8.4		(4.8)		8.3		8.6		(3.5)		8.8		(2.3)
Average aircraft stage length (miles)	312		356		(12.4)		334		351		(4.8)		331		6.0
Operating fleet at period-end	59		70		(11	)a/c	59		70		(11	)a/c	69		1	a/c

NM	= Not Meaningful
(a)	Represents combined information for Horizon flights operated under Capacity Purchase Agreements (CPAs) with Alaska and as Frontier Jet Express (through November 2007). See page 42 for additional line of business information.

ALASKA AIRLINES

Alaska reported a loss before income taxes of $153.3 million during 2008 compared to income before income taxes of $215.0 million in 2007. The $368.3 million difference between the periods is primarily due to the $424.9 million increase in aircraft fuel expense (including hedging gains and losses) compared to the prior period, $47.5 million of fleet transition costs, and $12.9 million of restructuring charges partially offset by a $151.4 million increase in operating revenues.

ALASKA REVENUES

Total operating revenues increased $151.4 million, or 4.9%, in 2008 as compared to 2007. The components of Alaska’s revenue are summarized in the following table:

	Years Ended December 31
(in millions)	2008	2007	% Change
Passenger revenue—mainline	$2,643.7	$2,547.2	3.8
Freight and mail	99.3	94.2	5.4
Other—net	135.2	147.1	(8.1)
Change in Mileage Plan terms	42.3	—	NM

Total mainline operating revenues	$2,920.5	$2,788.5	4.7

Passenger revenue—purchased capacity	300.8	281.4	6.9

Total operating revenues	$3,221.3	$3,069.9	4.9

NM	= Not Meaningful

Operating Revenue—Mainline

Mainline passenger revenue for the full year increased 3.8% on flat capacity and a 3.7% increase in passenger revenues per available seat mile (PRASM). The increase in mainline PRASM was the result of a 2.3% increase in yields and a 1.1-point increase in load factor compared to the prior-year period. An increase in Mileage Plan redemption revenue and higher ancillary fee revenue contributed significantly to the increase in yields compared to 2007. Although capacity and traffic were relatively flat, traffic declined in the third and fourth quarters as the economic recession deepened. In response, we reduced capacity, with the most significant reductions taking place in the fourth quarter.

Our advance bookings currently suggest that load factors will be relatively flat in the first quarter of 2009 compared to the same period in 2008, although that is with a 10% to 11% decline in capacity.

Freight and mail revenues increased $5.1 million, or 5.4%, over 2007. The increase is due to increased yields for freight and mail and freight fuel surcharges, partially offset by a decline in freight volumes compared to the prior year. As fuel prices decline, fuel surcharge revenue is also expected to decline in 2009.

Other—net revenues declined $11.9 million, or 8.1%, primarily as a result of lower commission revenue on the sale of Mileage Plan miles to our non-airline partners. We anticipate lower sales of miles to our affinity card partner in 2009 as general consumer credit card spending declines due to the economic recession.

Change in Mileage Plan Terms

Beginning in August 2008, we reduced the length of time that a Mileage Plan account could be inactive from three years to two years before the account is deleted. As a result of this change in terms, our Mileage Plan liability was reduced by $42.3 million. This benefit is recorded separately in operating revenues as “Change in Mileage Plan terms.”

Passenger Revenue—Purchased Capacity

Passenger revenue—purchased capacity increased by $19.4 million over the same period in 2007 because of a 5.7% increase in unit revenues on relatively flat capacity. Unit revenues have increased due to a 6.8% increase in yields, offset by a 0.7-point decline in load factors compared to 2007.

ALASKA EXPENSES

For the year, total operating expenses increased $494.1 million, or 17.3%, compared to 2007 as a result of higher mainline operating costs, most notably aircraft fuel expense (including hedging gains and losses), fleet transition charges and restructuring charges. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management.

	Years Ended December 31
Operating Expenses (in millions)	2008	2007	% Change
Mainline operating expenses	$3,036.5	$2,553.3	18.9
Purchased capacity costs	313.7	302.8	3.6

Total Operating Expenses	$3,350.2	$2,856.1	17.3

Mainline Operating Expenses

Significant mainline operating expense variances are described below.

Along with our financial and statistical data on page 34, we are presenting here our line-item expenses on a per-ASM basis (in cents). We believe this information is useful to investors because it highlights areas in which costs have increased or decreased either more or less than capacity:

	Years Ended December 31,			CASM Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Wages and benefits	3.06	3.11	3.20	(0.05)	(0.09)
Variable incentive pay	0.07	0.06	0.12	0.01	(0.06)
Aircraft fuel, including hedging gains and losses	4.80	3.05	3.25	1.75	(0.20)
Aircraft maintenance	0.62	0.62	0.67	—	(0.05)
Aircraft rent	0.44	0.47	0.48	(0.03)	(0.01)
Landing fees and other rentals	0.69	0.70	0.68	(0.01)	0.02
Contracted services	0.54	0.51	0.50	0.03	0.01
Selling expenses	0.48	0.53	0.61	(0.05)	(0.08)
Depreciation and amortization	0.69	0.59	0.59	0.10	—
Food and beverage service	0.20	0.19	0.21	0.01	(0.02)
Other	0.70	0.72	0.70	(0.02)	0.02
Restructuring charges and adjustments	0.05	—	0.11	0.05	(0.11)
Fleet transition charges	0.20	—	0.81	0.20	(0.81)

Total Mainline Operating Expenses per ASM	12.54	10.55	11.93	1.99	(1.38)

Additional line item information is provided below.

Wages and Benefits

Wages and benefits decreased during the full year of 2008 by $11.2 million, or 1.5%, primarily as a result of lower defined-benefit pension costs, overtime, and a 0.5% decrease in full-time equivalent employees compared to 2007.

We currently expect wages and benefits to be flat in 2009 but to increase on a per-ASM basis. Although we expect a significant decline in full-time equivalent employees resulting from the recent reduction in work force, our defined-benefit pension costs are increasing substantially from $48 million in 2008 to an estimated $93 million next year because of poor market returns in 2008. This expectation is exclusive of any potential change in pilot wages that may result from our current contract negotiations.

Variable Incentive Pay

Variable incentive pay for 2008 increased $2.3 million or 17.0%, compared to 2007. The increase is primarily due to higher payouts under our Operational Performance Reward program, offset by lower overall payouts in our profit-sharing plans due to the decline in profitability from 2007. For our incentive pay plans, profit is generally defined as results excluding fleet transition costs, restructuring charges, and other amounts specified in the various incentive plan documents and with fuel stated on an economic basis. Air Group maintains several incentive plans that collectively cover all of our employees and create alignment for employees, customers and shareholders. These plans include both operational and financial performance metrics that, to a large extent, are based on certain annual financial targets.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our portfolio of hedges included in our income statement as the value of that portfolio increases and decreases. Our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses in the value of the underlying instruments as crude oil prices increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense increased $424.9 million, or 57.6%, compared to 2007. The elements of the change are illustrated in the following table:

	Years Ended December 31
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	333.8	354.3	(5.8)
Raw price per gallon	$3.31	$2.33	42.1

Total raw fuel expense	$1,103.8	$825.7	33.7

Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	58.6	(88.2)	NM

Aircraft fuel expense	$1,162.4	$737.5	57.6

NM	= Not meaningful

Fuel gallons consumed decreased 5.8% due to the decrease in capacity and the improved fuel efficiency of our fleet as we completed the fleet transition out of the less-efficient MD-80 aircraft to newer, more-efficient B737-800 aircraft on relatively flat capacity for the year. Because the B737-800 aircraft are larger than the MD-80s, the flat capacity came on a 2.6% decline in revenue block hours.

The raw fuel price per gallon increased by 42.1% as a result of higher West Coast jet fuel prices driven by higher crude oil costs for much of the year. Crude oil prices have declined dramatically since the record high set in July 2008. Based on the current price of jet fuel, we expect that the raw fuel price per gallon in the first quarter of 2009 will be significantly lower than in the same period of 2008.

During 2008, we recorded significant mark-to-market losses reflecting a steep decline in the value of our fuel hedge portfolio as fuel prices declined sharply late in the year. During 2007, we recorded mark-to-market gains reflecting an increase in the value of our fuel hedge portfolio between December 31, 2006 and December 31, 2007. Our hedge portfolio consists primarily of call options that are based on the price of crude oil.

We also evaluate economic fuel expense, which we define as raw fuel expense less the cash we receive from hedge counterparties for hedges that settle during the period under their original contract expiration terms, offset by the premium expense that we paid for those contracts. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. When we refer to economic fuel expense, we include gains only when they are realized through a cash receipt from our hedge contract counterparties for those contracts that were settled during the period based on their original contract settlement terms. We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

Our economic fuel expense is calculated as follows:

	Years Ended December 31
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$1,103.8	$825.7	33.7
Less: cash received from settled hedges, net of premium expense recognized	(101.8)	(44.9)	NM

Economic fuel expense	$1,002.0	$780.8	28.3

Fuel gallons consumed	333.8	354.3	(5.8)

Economic fuel cost per gallon	$3.00	$2.20	36.4

NM	= Not meaningful

The total net cash benefit from hedges that settled during 2008, excluding hedges that were terminated early, increased by $56.9 million to $101.8 million compared to 2007. This increase was primarily due to the record high crude oil prices during the year.

As part of our effort to restructure our fuel-hedge portfolio as noted earlier, we terminated a number of contracts originally scheduled to settle in 2009 and 2010 and replaced them with new positions having lower average strike prices. As a result, we realized losses of approximately $41.5 million, representing the difference between the original premiums paid for those contracts when purchased and the amount of cash received from the counterparty on termination of the contracts. We do not anticipate further restructuring of the portfolio at this time. Based on current jet fuel prices, we expect our economic fuel expense to be lower in 2009 than in 2008 because of lower crude oil prices.

Aircraft Rent

Aircraft rent declined by $6.6 million, or 5.9% during 2008, because of the retirement of all remaining leased MD-80 aircraft, offset by one additional leased B737-800 aircraft since 2007. We expect aircraft rent will be flat to slightly higher in 2009 as the elimination of the MD-80 rent is offset by lease expense on B737-800 aircraft as we plan to finance six aircraft with sale-leaseback transactions.

Landing Fees and Other Rents

Landing fees and other rents declined by $2.4 million, or 1.4%, compared to 2007. The decline is primarily attributable to the decline in departures resulting in lower landing fees across the system. However, looking forward into 2009, even though we are expecting capacity and departure declines, airport costs may not decline ratably. Airport costs are generally spread across the airlines based on passenger counts and departures. As the industry cuts capacity, airport costs on a per-passenger or per-departure basis will likely increase.

Contracted Services

During 2008, contracted services increased by $6.1 million, or 4.9%, compared to 2007. This is primarily due to efforts to improve our operational performance and the introduction of new stations in our route system where we contract airport services. We expect contracted services to decline approximately 5% in 2009 as we decrease our departures across the system and require less handling at airports.

Selling Expenses

Selling expenses declined $13.3 million, or 10.3%, compared to 2007. The decline is driven by lower ticket distribution fees and lower expenses associated with our Mileage Plan program. We expect selling expenses to increase slightly in 2009 primarily driven by increases in our advertising and marketing efforts tied to our initiative to increase unit revenues.

Depreciation and Amortization

Depreciation and amortization increased $23.6 million, or 16.6%, compared to 2007 as a result of the delivery of 11 B737-800 aircraft delivered in 2008. We expect depreciation and amortization to be about flat in 2009. Although we took delivery of 11 new aircraft in 2008 and expect ten more in 2009, we expect to sell up to four B737-700 aircraft and complete sale-leaseback transactions for six B737-800s.

Other Operating Expenses

Other operating expenses increased primarily because of higher personnel and crew costs, property taxes, and legal fees, partially offset by a decline in passenger remuneration costs stemming from our improved operational performance.

Restructuring Charges and Fleet Transition Costs

In the third quarter of 2008, we announced reductions in work force among union and non-union employees. The non-union employees that were affected by the reduction were terminated in the third quarter, resulting in a $1.6 million severance charge. For union personnel, we offered extended leaves, a voluntary furlough program, and an early-out package with a lump-sum payment based on years of service that included continuation of medical coverage and travel privileges for a specified period. In addition to the voluntary offers, there have been involuntary furloughs to achieve the target reduction in work force. We recorded an $11.3 million charge in 2008 representing the severance payments and estimated medical coverage obligation for the affected union employees.

During 2008, we retired four MD-80 aircraft that were under long-term lease arrangements and placed them in temporary storage at an aircraft storage facility. The $47.5 million charge in the period represents the remaining lease payments under the lease contract and our estimate of maintenance costs that will be incurred in the future to meet the minimum return conditions under the lease requirements.

Mainline Operating Costs per Available Seat Mile (CASM)

Operating costs per ASM (CASM) is an important metric in the industry, and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit costs focuses not only on controlling the actual dollars we spend, but also on increasing our capacity without adding a commensurate amount of cost.

Our mainline operating costs per mainline ASM are summarized below:

	Years Ended December 31
	2008		2007		% Change
Total mainline operating expenses per ASM (CASM)	12.54	¢	10.55	¢	18.9
CASM includes the following components:
Aircraft fuel costs per ASM	4.80	¢	3.05	¢	57.4
Restructuring costs per ASM	0.05	¢	—		NM
Fleet transition charges per ASM	0.20	¢	—		NM

NM	= Not meaningful

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

•

Mainline cost per ASM excluding fuel, fleet transition charges and restructuring charges (and other items as specified in our plan documents) is an important metric for the employee incentive plan that covers company management and executives.

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

•

Although we disclose our “mainline” passenger unit revenues for Alaska, we do not (nor are we able to) evaluate mainline unit revenues excluding the impact that rising fuel costs have had on ticket prices. Economic fuel cost represents approximately 35% of our total mainline operating expenses, excluding fleet transition and restructuring charges and with fuel stated on an economic basis. Fluctuations in our fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

We currently forecast our mainline costs per ASM excluding fuel for the first quarter and the full year of 2009 to be up 11% to 12% and up 7% to 8%, respectively, compared to 2008. The increase in unit costs on a full-year basis is primarily due to the following:

•	Expected capacity reductions of 8% for 2009;

•	A $45 million increase in defined-benefit pension costs from $48 million in 2008 to an estimated $93 million in 2009;

41

•

An increase of $10 million in maintenance expense due to the timing of planned maintenance events and the start of a power-by-the-hour agreement on our B737-700 and B737-900 aircraft, which is expected to provide cost savings over the life of the agreement, but will result in higher expense in 2009;

•	Approximately $10 million in additional aircraft rent that would have been reported as interest expense because of our decision to complete sale-leaseback transactions on six B737-800 aircraft; and

•

An approximate $15 million increase in our expected incentive payouts in 2009 compared to 2008. Our current expectation is that our results will be better in 2009 compared to those in 2008. However, actual results can differ significantly as the revenue environment is uncertain and fuel is volatile.

Purchased Capacity Costs

Purchased capacity costs increased $10.9 million to $313.7 million during 2008 compared to $302.8 million in 2007. Of the total, $293.7 million was paid to Horizon under the capacity purchase arrangement (CPA) for 1.4 billion ASMs. This expense is eliminated in consolidation.

HORIZON AIR

Horizon reported a loss before income taxes of $55.8 million during 2008 compared to $10.7 million in 2007. The $45.1 million decline in profitability is primarily due to higher fuel costs and fleet transition costs, partially offset by lower non-fuel operating costs and higher operating revenues.

HORIZON REVENUES

In 2008, operating revenues increased $15.5 million, or 2.2%, compared to 2007. Horizon’s passenger revenues are summarized in the table below:

Revenues (in millions) and % of ASMs	Years Ended December 31
	2008		2007
	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$429.2	61	$391.3	52
Revenue from CPA with Alaska	293.7	39	283.4	35
Revenue from CPA with Frontier JetExpress	—	—	34.5	13

Total passenger revenue and % of ASMs	$722.9	100%	$709.2	100%

Line-of-business information is presented in the table below. In the CPAs, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity. As a result, yield and load factor information for the CPA arrangements are not presented.

	Year Ended December 31, 2008
	Capacity and Mix			Load Factor		Yield			RASM
	2008 Actual (000,000)	2007 Actual (000,000)	Change Y-O-Y	Actual	Point Change Y-O-Y	Actual		Change Y-O-Y	2008 Actual		2007 Actual		Change Y-O-Y
Brand Flying	2,221	2,086	6.5%	71.1%	(0.7)	27.20	¢	4.1%	19.82	¢	19.20	¢	3.2%
Alaska CPA	1,396	1,383	0.9%	NM	NM	NM		NM	21.04	¢	20.49	¢	2.7%
Frontier CPA	—	509	(100.0)%	NM	NM	NM		NM	NM		6.77	¢	NM

System Total	3,617	3,978	(9.1)%	72.9%	(0.5)	27.43	¢	12.9%	20.29	¢	18.06	¢	12.4%

NM	= Not meaningful

System-wide, Horizon’s operating unit revenues increased 12.4% compared to 2007. However, the increase was largely due to the shift in capacity out of Frontier JetExpress flying (which produced relatively low RASM because of the nature of the contract) to higher RASM brand and Alaska CPA flying. As mentioned earlier, the Frontier JetExpress operation ceased in November 2007.

Horizon brand flying includes routes in the Horizon system not covered by the Alaska CPA. Horizon has the inventory and revenue risk in these markets. Passenger revenue from Horizon brand flying increased $37.9 million, or 9.7%, on a 6.5% increase in brand capacity and a 3.2% increase in unit revenues. The increase in unit revenues was due to a 4.1% increase in yields in those markets, partially offset by a 0.7-point decline in load factor.

Revenue from the CPA with Alaska totaled $293.7 million during 2008 compared to $283.4 million in 2007. The increase is primarily driven by the 2.7% increase in unit revenues on relatively flat capacity. Under the CPA, the fee paid by Alaska is based on Horizon’s operating costs plus a specified margin. This revenue is eliminated in consolidation.

HORIZON EXPENSES

Total operating expenses increased $55.7 million, or 7.7%, as compared to 2007. Along with our financial and statistical data on page 35, we are presenting here our line item expenses on a per-ASM basis (in cents):

	Years Ended December 31,			CASM Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Wages and benefits	5.37	5.06	5.22	0.31	(0.16)
Variable incentive pay	0.15	0.18	0.25	(0.03)	(0.07)
Aircraft fuel, including hedging gains and losses	6.53	3.49	3.21	3.04	0.28
Aircraft maintenance	1.61	2.31	2.03	(0.70)	0.28
Aircraft rent	1.57	1.65	1.92	(0.08)	(0.27)
Landing fees and other rentals	1.58	1.43	1.29	0.15	0.14
Contracted services	0.80	0.68	0.74	0.12	(0.06)
Selling expenses	0.86	0.78	0.87	0.08	(0.09)
Depreciation and amortization	1.04	0.85	0.51	0.19	0.34
Food and beverage service	0.07	0.07	0.08	—	(0.01)
Other	1.19	1.22	1.29	(0.03)	(0.07)
Fleet transition costs—CRJ-700	0.37
Fleet transition costs—Q200	0.28	0.35	—	(0.07)	0.35

Total Operating Expenses per ASM	21.42	18.07	17.41	3.35	0.66

Significant period-over-period changes in the components of operating expenses are as follows:

Wages and Benefits

Wages and benefits decreased $7.2 million, or 3.6%, primarily as a result of a 5.1% decrease in FTEs. We expect that wages and benefits will decrease in 2009 as compared to 2008 as we continue to reduce capacity, resulting in fewer full-time equivalent employees.

Aircraft Fuel

Aircraft fuel expense increased $97.2 million, or 70.0%, compared to 2007. The elements of the change are illustrated in the following table:

	Years Ended December 31
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	66.9	64.8	3.2
Raw price per gallon	$3.36	$2.41	39.4

Total raw fuel expense	$225.0	$156.2	44.0

Impact on fuel expense from (gains) and losses arising from fuel-hedging activities	11.0	(17.4)	NM

Aircraft fuel expense	$236.0	$138.8	70.0

NM	= Not meaningful

The 3.2% increase in consumption was driven by the elimination of Frontier JetExpress flying in 2007. As those aircraft were redeployed into the Horizon fleet, Horizon began purchasing the fuel, whereas under the JetExpress arrangement, fuel was purchased by Frontier. Offsetting these increases in fuel consumption is the decline in system capacity, which has led to lower fuel consumption needs. Additionally, we have had improved fuel efficiency of our fleet resulting from new Q400 aircraft deliveries as they replaced outgoing Q200 aircraft.

The raw fuel price per gallon increased by 39.4% as a result of higher West Coast jet fuel prices driven by higher average crude oil costs and refinery margins.

As at Alaska, we recorded significant mark-to-market losses in 2008 reflecting a steep decline in the value of our fuel hedge portfolio as fuel prices declined sharply throughout the year. During 2007, we recorded mark-to-market gains reflecting an increase in the value of our fuel hedge portfolio between December 31, 2006 and December 31, 2007.

Our economic fuel expense is calculated as follows:

	Years Ended December 31
(in millions, except per-gallon amounts)	2008	2007	% Change
Raw fuel expense	$225.0	$156.2	44.0
Less: cash received from settled hedges, net of premium expense recognized	(20.9)	(8.5)	NM

Economic fuel expense	$204.1	$147.7	38.2

Fuel gallons consumed	66.9	64.8	3.2

Economic fuel cost per gallon	$3.05	$2.28	33.8

NM	= Not meaningful

The total net cash benefit from hedges that settled during 2008, excluding hedges that were terminated early, increased by $12.4 million to $20.9 million compared to 2007. This increase was primarily due to the record high crude oil prices during the year.

Like Alaska, as part of the effort to restructure our fuel-hedge portfolio, we terminated a number of contracts originally scheduled to settle in 2009 and 2010 and replaced them with new positions with lower average strike prices. As a result, we realized losses of approximately $8.5 million representing the difference between the original premiums paid for those contracts when purchased and the amount of cash received from the counterparty on termination of the contracts. We do not anticipate further restructuring of the portfolio at this time. Based on current jet fuel prices, we expect our economic fuel expense to be lower in 2009 than in 2008 because of lower crude oil prices.

Aircraft Maintenance

Aircraft maintenance expense decreased $33.8 million, or 36.7%, primarily as a result of fewer maintenance events and cost savings from process improvements. We currently expect that maintenance expense will increase in 2009 as we are planning for more scheduled events compared to 2008.

Aircraft Rent

Aircraft rent decreased $8.7 million, or 13.3%, from 2007 due to the lease termination of a number of Q200 aircraft along with the sublease of additional Q200 aircraft and two CRJ-700 aircraft to third parties. We expect that aircraft rent will decline in 2009 as a result of the further transition out of leased CRJ-700 aircraft.

Depreciation and Amortization

Depreciation and amortization increased $3.6 million, or 10.6%, as a result of the two new Q400s that were delivered in 2008 and the full-year depreciation on 13 Q400s delivered in 2007. We own all of these new aircraft. We anticipate that depreciation and amortization expense will continue to increase in 2009 as we take delivery of five more Q400s in the first quarter of 2009.

Fleet Transition Costs

Fleet transition costs associated with the sublease of Q200 aircraft were $8.7 million during 2008 compared to $14.1 million in 2007. All 16 of the Q200 aircraft under the existing sublease arrangement have been delivered. Although we continue to be obligated under the head leases on subleased aircraft, the discounted future lease payments are recorded as fleet transition costs at the time of the removal of the aircraft from operations. We also recorded a $1.5 million charge associated with six additional Q200s that were removed from operating service in 2008 and returned to the lessor.

During 2008, as a result of the Board’s decision to retire the CRJ-700 fleet earlier than expected, we recorded a $5.5 million impairment charge associated with two owned CRJ-700 aircraft and related spare parts, $6.7 million associated with a net loss on the sublease arrangement for two leased CRJ-700 aircraft and $1.3 million for severance charges related to a reduction in work force. We expect to have further charges related to the exit of the CRJ-700 fleet in 2009, although we are unable to estimate the timing and amount of those charges at this time.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Years Ended December 31
	2008		2007		% Change
Total operating expenses per ASM (CASM)	21.42	¢	18.07	¢	18.5
CASM includes the following components:
Fuel costs per ASM	6.53	¢	3.49	¢	87.1
Fleet transition costs per ASM	0.65	¢	0.35	¢	NM

NM	= Not meaningful

We currently forecast our costs per ASM excluding fuel and the CRJ fleet transition costs to be up about 3% to 4% and 6% to 7% for the first quarter and full year 2009, respectively, compared to 2008. The expected full-year increase in unit costs is primarily attributable to the expected 8% to 10% capacity reduction and an increase in maintenance costs, offset by declines in Q200 fleet transition costs other non-fuel operating costs.

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $41.0 million in 2008 compared to $10.4 million in 2007. Interest income declined by $11.5 million compared to 2007, primarily as a result of lower average portfolio returns, partially offset by a higher average cash and marketable securities balance. Interest expense increased $14.3 million because of new debt arrangements in 2007 and 2008, partially offset by lower interest rates on our variable-rate debt. Capitalized interest declined $4.6 million from 2007, resulting from a decrease in pre-delivery deposits in connection with our orders for B737-800 and Bombardier Q400 aircraft.

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)

Our consolidated effective income tax rate on income (loss) before income taxes for 2008 was 36.3% compared to an effective income tax rate of 38.0% in 2007. The effective rate for 2007 was positively impacted by $2.1 million in credits resulting from a favorable outcome of the state income tax matters referred to in Note 11. Excluding this benefit, our effective tax rate would have been 39.0%. The difference between the effective tax rates for both periods and our marginal tax rate of approximately 37.5% is primarily the magnitude of nondeductible expenses, such as employee per-diem costs and stock-based compensation expense recorded for certain stock awards.

2007 COMPARED WITH 2006

Our consolidated net income for 2007 was $124.3 million, or $3.07 per diluted share, compared to a net loss of $54.5 million, or $1.44 per share, in 2006.

Both the 2007 and 2006 results include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market accounting on fuel hedge portfolio and other certain significant items noted below that affect the comparability of the years:

•	Our 2006 consolidated net loss includes charges of $189.5 million ($118.5 million after tax) associated with our fleet transition plan (See Note 2 to the consolidated financial statements);

•	We recorded restructuring charges of $24.8 million ($15.5 million after tax) in 2006 associated with the severance packages offered to eligible employees affected by new contracts;

We believe disclosure of the impact of these individual charges is useful information to investors because of the reasons provided above in the “2008 Compared With 2007” section.

ALASKA AIRLINES

Alaska reported income before income taxes of $215.0 million during 2007 compared to a loss before income taxes of $94.7 million in 2006. The $309.7 million difference between the years is primarily due to the fleet transition and restructuring charges recognized in 2006 totaling $218.4 million.

ALASKA REVENUES

Total operating revenues increased $377.4 million, or 14.0%, in 2007 as compared to 2006. The Capacity Purchase Agreement with Horizon, which was new in 2007, made up $265.0 million of the increase, with mainline revenues contributing $112.4 million of the increase.

Operating Revenue—Mainline

Mainline passenger revenue increased 3.8% on a 4.0% increase in available seat miles offset by a modest decline in mainline passenger revenue per available seat mile (PRASM). The slight decline in PRASM was the result of a 0.3% increase in yields, offset by a 0.4-point decline in load factor compared to the prior period.

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

Passenger Revenue—Purchased Capacity

Passenger revenue —purchased capacity increased by $265.0 million to $281.4 million because of the CPA with Horizon. In 2006, Horizon recorded $221.5 million in revenues for markets covered by the prior revenue-sharing arrangement. Yields in those markets declined 3.3% and load factor increased 1.5 points on a 29.7% increase in capacity.

ALASKA EXPENSES

For the year, total operating expenses increased $64.9 million compared to 2006 as a result of new purchased capacity costs recorded under the CPA with Horizon, offset by a decline in mainline operating costs.

Mainline Operating Expenses

Total mainline operating costs for 2007 declined by $223.6 million or 8.0% compared to 2006. The absence of the fleet transition costs and restructuring charges in 2007, and lower aircraft fuel expense resulting from mark-to-market gains associated with the value of our fuel hedge portfolio were the primary causes of the decline.

Wages and Benefits

Wages and benefits were relatively flat in 2007 compared to 2006, primarily as a result of the following:

•

a 3.8% increase in full-time equivalents. The number of full-time equivalent employees increased largely as a result of our initiatives in 2007 to improve our on-time performance and other operational goals;

•	an increase in the number of flight attendants as we transitioned to B737-800s, which have four flight attendants, compared to three in the MD-80 aircraft that were replaced; and

•	normal step, scale and market-based wage increases.

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

Aircraft Fuel

Aircraft fuel decreased $19.5 million, or 2.6%, in 2007 compared to 2006. The elements of the change are illustrated in the following table:

	Year Ended December 31
(in millions, except per-gallon amounts)	2007	2006	% Change
Fuel gallons consumed	354.3	354.3	0.0
Raw price per gallon	$2.33	$2.16	7.9

Total raw fuel expense	$825.7	$765.6	7.9

Impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(88.2)	(8.6)	NM

Aircraft fuel expense	$737.5	$757.0	(2.6)

NM	= Not meaningful

Fuel gallons consumed were flat on a 4.0% increase in capacity because of the improved fuel efficiency of our fleet as we transitioned out of the less-efficient MD-80 aircraft to newer, more-efficient B737-800 aircraft.

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

Aircraft Maintenance

Aircraft maintenance declined by $7.0 million, or 4.5%, compared to the prior year largely as a result of the benefits of our fleet transition as we replaced our aging MD-80s and B737-200C aircraft with newer B737-800 and converted B737-400 aircraft, respectively.

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

Selling Expenses

Selling expenses declined by $12.2 million, or 8.6%, compared to 2006 as a result of lower ticket distribution costs and credit card fees that resulted from new contracts that were put into place in the fourth quarter of 2006. The 2006 amount also included $3.7 million paid to Horizon under the revenue-sharing arrangement in certain designated markets that existed in 2006, compared to zero in 2007 because of the new CPA. These declines were partially offset by higher advertising costs.

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

Our mainline operating costs per mainline ASM are summarized below:

	Years Ended December 31
	2007		2006		% Change
Total mainline operating expenses per ASM (CASM)	10.55	¢	11.93	¢	(11.6)
CASM includes the following components:
Fuel costs per ASM	3.05	¢	3.25	¢	(6.2)
Fleet transition costs per ASM	—		0.81		NM
Restructuring charges per ASM	—		0.11	¢	NM

NM	= Not meaningful

HORIZON AIR

Horizon reported a loss before income taxes of $10.7 million during 2007 compared to income before income taxes of $11.3 million in 2006. The $22.0 million decrease is primarily due to higher operating costs, including higher fuel costs and fleet transition costs of $14.1 million, partially offset by higher operating revenues.

HORIZON AIR REVENUES

In 2007, operating revenues increased $74.4 million, or 11.6%, compared to 2006.

Horizon’s passenger revenues are summarized in the table below:

Revenues (in millions) and % of ASMs	Years Ended December 31
	2007		2006
	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$391.3	52	$359.1	48
Revenue from CPA with Alaska	283.4	35	n/a	n/a
Passenger revenue—Alaska revenue share markets	n/a	n/a	221.5	29
Revenue from CPA with Frontier JetExpress	34.5	13	52.5	23

Total Passenger Revenue and % of ASMs	$709.2	100%	$633.1	100%

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

	Year Ended December 31, 2007
	Capacity and Mix					Load Factor			Yield			RASM
	Actual (000,000)	% Change Yr-over-Yr	Current % Total	Point Change Yr-over-Yr		Actual	Point Change Yr-over-Yr		Actual		% Change Yr-over-Yr	Actual		% Change Yr-over-Yr
Brand Flying	2,086	19.6	52%	4 pts		71.8%	(2.4	) pts	26.14	¢	(5.9)	19.20	¢	(8.8)
Alaska CPA	1,383	29.7	35%	6 pts		NM	NM		NM		NM	20.49	¢	(2.7)
Frontier CPA	509	(38.1)	13%	(10	) pts	NM	NM		NM		NM	6.77	¢	6.0

System Total	3,978	9.5	100%	—		73.4%	(0.7	) pts	24.30	¢	3.3	18.06	¢	1.9

NM	= Not meaningful

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

HORIZON EXPENSES

Total operating expenses increased $86.8 million, or 13.7%, as compared to 2006.

Explanations of significant year-over-year changes in the components of operating expenses in dollar terms are as follows:

Wages and Benefits

Wages and benefits increased $11.6 million, or 6.1%, as a result of a slight increase in full-time equivalent employees, higher wages due to market and step increases, and an increase in our group medical costs.

Aircraft Fuel

Aircraft fuel expense increased $22.3 million, or 19.1%, compared to 2006. The elements of the change are illustrated in the following table:

(in millions, except per-gallon amounts)	Year Ended December 31
	2007	2006	% Change
Fuel gallons consumed	64.8	54.3	19.3
Raw price per gallon	$2.41	$2.19	10.0

Total raw fuel expense	$156.2	$119.1	31.2

Impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(17.4)	(2.6)	NM

Aircraft fuel expense	$138.8	$116.5	19.1

NM	= Not meaningful

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

Like Alaska, our fuel hedge protection declined substantially in 2007 as the strike price of our hedges was closer to current oil prices compared to those in place during the previous two years. The total cash benefit from hedges that settled during the period declined to $8.5 million in 2007 from $14.1 million in 2006.

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

Fleet Transition Costs

Fleet transition costs associated with the sublease of Q200 aircraft were $14.1 million in 2007 as a result of 11 Q200 aircraft that were delivered to a third party.

Operating Costs per Available Seat Mile (CASM)

As discussed above, operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts.

Our operating costs per ASM are summarized below:

	Years Ended December 31
	2007		2006		% Change
Total operating expenses per ASM (CASM)	18.07	¢	17.41	¢	3.8
CASM includes the following components:
Fuel costs per ASM	3.49	¢	3.21	¢	8.7
Fleet transition costs per ASM	0.35	¢	—		NM

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $10.4 million in 2007 compared to $0.5 million in 2006. Interest income declined by $0.4 million compared to 2006, primarily as a result of a lower average cash and marketable securities balance, partially offset by higher average portfolio returns. Interest expense increased $10.0 million because of new debt arrangements in 2006 and 2007 and increases in the average interest rate on our variable-rate debt. This increase was offset by the conversion to equity of our $150 million senior convertible notes in April 2006, which eliminated further interest expense on those notes. Other-net increased $2.6 million, and includes a $3.75 million expense in 2007 associated with our investment in Row 44 given their early stage nature. Capitalized interest increased $3.1 million from 2006, resulting from an increase in pre-delivery deposits in connection with our orders for B737-800 and Bombardier Q400 aircraft.

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)

Our consolidated effective income tax rate on income (loss) before income taxes for 2007 was 38.0% compared to an effective income tax rate of 40.0% in 2006. The effective rate for 2007 was positively impacted by $2.1 million in credits resulting from a favorable outcome of the state income tax matters referred to in Note 11. Excluding this benefit, our effective tax rate would have been 39.0%, which is different from our marginal 2007 tax rate of 37.4%. The difference is primarily due to the magnitude of nondeductible expenses, such as employee per-diem costs and stock-based compensation expense recorded for certain stock awards. The 2006 year includes $5.5 million of tax benefits associated with the reduction of certain tax contingency accruals for periods for which the statute of limitations expired in 2006. Excluding this benefit, our effective tax benefit rate for 2006 would have been 33.8%.

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

At December 31, 2008, we had approximately 113 billion miles outstanding, resulting in an aggregate liability and deferred revenue balance of $690.4 million. Both the liability and the deferred revenue are determined based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption could greatly affect the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

1. The rate at which we defer sales proceeds from sold miles:

We defer an amount that represents our estimate of the fair value of a free travel award by looking to the sales prices of comparable paid travel. As fare levels change, our deferral rate changes, which may result in the recognition of a higher or lower portion of the cash proceeds from the sale of miles as commission revenue in any given quarter. For example, due to the year-over-year increases in average ticket prices, our deferral rate increased in 2008, resulting in lower commission revenue and an increase in the amount of revenue deferred for miles sold. Holding all other assumptions constant, an additional 1% increase in the deferral rate would have reduced our 2008 commission revenue by approximately $2.6 million.

2. The number of miles that will not be redeemed for travel (breakage):

Members may not reach the mileage threshold necessary for a free ticket, and outstanding miles may not always be redeemed for travel. Therefore, based on the number of Mileage Plan accounts and the miles in the accounts, we estimate how many miles will never be used (“breakage”), and do not record a liability for those miles. Our estimates of breakage consider activity in our members’ accounts, account balances, and other factors. We believe our breakage assumptions are reasonable in light of historical experience and future expectations. A hypothetical 1.0% change in our estimate of breakage (currently 12% in the aggregate) has approximately a $7.3 million effect on the liability. Actual breakage could differ significantly from our estimates.

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

PENSION PLANS

We account for the defined-benefit pension plans using SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status in other comprehensive income. Under SFAS No. 158, pension expense is recognized on an accrual basis over employees’ approximate service periods and is generally independent of funding decisions or requirements. We recognized expense for our qualified defined-benefit pension plans of $48.0 million, $62.6 million, and $78.3 million in 2008, 2007, and 2006, respectively. We expect the 2009 expense to be significantly higher as a result of the substantial decline in the market value of the plan’s assets in 2008.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Pension expense increases as the expected rate of return on pension plan assets decreases. As of December 31, 2008, we estimate that the pension plan assets will generate a long-term rate of return of 7.75%. This rate was developed using historical data, the current value of the underlying assets, as well as long-term inflation assumptions. We regularly review the actual asset allocation and periodically rebalance investments as appropriate. This expected long-term rate of return on plan assets at December 31, 2008 is based on an allocation of U.S. and non-U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 7.75% to 7.25%) would increase our estimated 2009 pension expense by approximately $3.3 million.

Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.20% and 6.00% at December 31, 2008 and 2007, respectively. The discount rate at December 31, 2008 was determined using current rates earned on high-quality long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. Decreasing the discount rate by 0.5% (from 6.20% to 5.70%) would increase our projected benefit obligation at December 31, 2008 by approximately $78.9 million and increase estimated 2009 pension expense by approximately $8.8 million.

With the exception of the plan covering Alaska’s pilots, all of our defined-benefit pension plans are closed to new entrants.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict what these factors will be in the future.

LONG-LIVED ASSETS

As of December 31, 2008, we had approximately $3.2 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, changes in fleet plans, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, management decisions regarding the future use of the assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.

In 2006, we recorded an impairment charge totaling $131.1 million to write down our MD-80 fleet to its estimated fair market value, resulting from our decision to exit the fleet earlier than originally planned. Additionally, we bought five MD-80 aircraft from lessors and terminated the leases for those five aircraft. The total purchase price for the five aircraft was $80.9 million, including assumed debt of $11.6 million. Immediately upon purchase of the aircraft, we evaluated impairment and concluded that the carrying value was not recoverable. As a result, we recorded an additional $58.4 million charge in the third quarter of 2006 for the impairment. See Note 2 in the consolidated financial statements for further discussion about the impairment of the MD-80s.

In 2007, Horizon announced plans to phase out its remaining leased Q200 aircraft and is actively remarketing the remaining six leased operating aircraft. All of these aircraft are leased under operating lease agreements. As a result of this decision, we reassessed the depreciable lives and salvage values of the related rotable and repairable Q200 parts and, as such, we have now depreciated these parts down to their estimated salvage value. We are in the process of disposing of these parts.

In 2008, Horizon announced plans to exit its CRJ-700 fleet as soon as possible, dependent on the ability to remarket the aircraft. As a result of the decision, we determined that the two owned CRJ-700s were impaired and recorded an impairment charge on the aircraft and their related spare parts of $5.5 million in 2008 to reduce the carrying value of these assets to their estimated fair value. We have reassessed the depreciable lives and salvage values of the two owned aircraft and the related spare parts and are depreciating those assets over their remaining estimated useful lives.

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

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 141R, Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. These standards were issued jointly and will require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value and will require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for fiscal years beginning on or after December 15, 2008. SFAS No. 141R will be applied only to acquisitions subsequent to the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We do not expect these statements to have a significant impact on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires entities that use derivative instruments to provide certain qualitative disclosures about their objectives and strategies for using such instruments, amounts and location of the derivatives in the financial statements, among other disclosures. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Because of the importance and prominence of the Company’s fuel-hedging program, management believes that the current disclosures included in quarterly and annual filings include many of the disclosures required under SFAS 161. Therefore, we currently do not anticipate that the adoption of SFAS 161 will have a material impact on the disclosures already provided.

In December 2008, the FASB issued Staff Position FAS 132(R)-1 amending SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which, among other things, expands the disclosures regarding assets in an employer’s pension and postretirement benefit plans. The primary change would be to add the fair value hierarchy disclosures required by SFAS No. 157 as it relates to the underlying assets of the pension and postretirement benefit plans. The disclosures required by this position are effective for fiscal years ending after December 15, 2009. This position will only impact our financial statement disclosures and will have no impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Because of the current tumultuous economic environment and uncertain demand conditions, we continue to have a significant focus on preserving our liquidity position. In addition to the bank line-of-credit and pre-delivery payment facilities described below, other sources of liquidity may include financing other assets such as the 10 unencumbered aircraft in our fleet, aircraft parts, or receivables or a “forward sale” of mileage credits to our bank partner. We plan to sell up to four B737-700 aircraft in 2009 and we have agreements to complete sale-leaseback financing for six B737-800 by the end of February 2009. The sale-leaseback transactions are expected to result in gross proceeds of $231 million. The current economic environment is hindering the remarketing effort for the B737-700 aircraft and there is no assurance that we will be able to sell these aircraft at an acceptable price.

We believe that our current cash and marketable securities of $1.1 billion combined with future cash flows from operations and other sources of liquidity will fund our operations for the foreseeable future. In our cash and marketable securities portfolio, we invest only in U.S. government securities, asset-backed obligations and corporate debt securities. We do not invest in equities or auction-rate securities. As of December 31, 2008, our net unrealized loss on our $1.1 billion cash and marketable securities balance was $4.0 million.

Our overall investment strategy for our marketable securities portfolio has a primary goal of maintaining and securing its investment principal. Our investment portfolio is managed by reputable financial institutions and continually reviewed to ensure that the investments are aligned with our strategy.

The table below presents the major indicators of financial condition and liquidity.

(In millions, except per-share and debt-to-capital amounts)	December 31, 2008	December 31, 2007	Change
Cash and marketable securities	$1,077.4	$822.8	$254.6
Long-term debt, net of current portion	1,596.3	1,124.6	471.7
Shareholders’ equity	661.9	1,025.4	(363.5)
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	81%:19%	70%:30%	(11)	pts

During the year ended December 31, 2008, our cash and marketable securities increased $254.6 million to $1.1 billion. The following discussion summarizes the primary drivers of the increase and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

During 2008, net cash provided by operating activities was $164.3 million, compared to $482.0 million during 2007. The decline of $317.7 million was primarily driven by a $277.6 million increase in economic fuel costs, which approximates the actual cash paid for fuel during the period. Furthermore, we had a $44 million difference in the timing of cash payments received from customers for future travel and we had cash outlays of approximately $156 million of premium cost for new fuel-hedge contracts in 2008 compared to only $17 million in 2007. These declines in operating cash flow were partially offset by the $156.6 million increase in operating revenues in 2008. We typically generate positive cash flows from operations, but anticipate consuming substantially all of that cash plus additional debt proceeds for capital expenditures and debt payments in 2009.

Cash Used in Investing Activities

Our investing activities are primarily made up of capital expenditures associated with our fleet transitions and, to a lesser extent, purchases and sales of marketable securities. Cash used in investing activities was $581.3 million during 2008, compared to $601.8 million in 2007. Our capital expenditures declined by $421.6 million as a result of the purchase of 11 B737-800s and two Q400s in 2008, versus the purchase of 14 B737-800s and 13 Q400s in 2007. This amount was partially offset by the return of $80 million of pre-delivery payments from Boeing resulting from the delay in aircraft deliveries.

We currently expect capital expenditures to be approximately $455 million (of which $405 million is expected to be aircraft-related) during 2009 as we take delivery of ten new B737-800s and five new Q400s. Capital expenditures are expected to decrease significantly in 2010 as we near the end of our committed firm aircraft deliveries. We do have a number of options for both B737-800 and Q400 aircraft available should we decide to convert those into firm commitments. However, a decision to exercise those options is highly dependent on our ability to deploy those new aircraft profitably and generate returns that exceed our cost of capital.

Cash Provided by Financing Activities

We finance a large portion of our capital spending with debt financing. Net cash provided by financing activities was $495.8 million during 2008 compared to $93.4 million during 2007. We obtained debt financing for 12 B737-800 aircraft and 15 Q400 aircraft during 2008 as we endeavored to increase our cash and marketable securities portfolio to help sustain us through the period of significantly high fuel prices and to prepare us for the current economic environment. We also borrowed $194.9 million on our pre-delivery payment facility during the year and drew down $75 million on our bank line of credit facility. Offsetting the borrowings were $343.2 million of debt payments and the repurchase of $48.9 million of our common stock as part of our common stock repurchase program.

We plan to meet our significant capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, along with additional debt financing and proceeds from our pre-delivery payment facility. We have financing already in place for deliveries of our Q400s through 2010 and we are actively pursuing financing alternatives for the B737-800 deliveries, including sale-leaseback transactions or traditional debt financing. Given the current distress in the financial markets, we may not be able to obtain financing with terms that are acceptable.

Bank Line-of-Credit Facility

Alaska has a $185 million variable-rate credit facility that expires in March 2010. As of December 31, 2008, $75 million is outstanding on this credit facility, which is classified as current long-term debt in the consolidated balance sheet. On September 24, 2008, we entered into the Fourth Amendment to the credit facility that eliminated all previous financial covenants and replaced them with a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. See Note 6 in the consolidated financial statements for further discussion.

Pre-delivery Payment Facility

Alaska’s $172 million variable-rate revolving loan facility is available to provide a portion of the pre-delivery funding requirements of Alaska’s purchase of Boeing 737-800 aircraft under the current aircraft purchase agreement. The maximum available amount is reduced to $152 million beginning in August 2009. The facility expires on August 31, 2011. The interest rate is based on one-month LIBOR plus a specified margin. Borrowings are secured by Alaska’s rights under the Boeing purchase agreement. The principal amounts outstanding on the facility relate to specified aircraft and will be repaid when Alaska takes delivery of the aircraft, if not sooner. As of December 31, 2008, $39.9 million was outstanding under this facility, all of which is classified as current portion of long-term debt in our consolidated balance sheets.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Aircraft Purchase Commitments

At December 31, 2008, we had firm orders to purchase 33 aircraft requiring future aggregate payments of approximately $753.4 million, as set forth below. Alaska has options to acquire 45 additional B737s and Horizon has options to acquire ten Q400s. In addition to aircraft purchased during 2008 as previously discussed, Alaska took delivery of one B737-800 aircraft under an operating lease arrangement.

The following table summarizes aircraft purchase commitments and payments by year, as of December 31, 2008:

Aircraft	Delivery Period - Firm Orders
	2009	2010	2011	Total
Boeing 737-800	10	6	4	20
Bombardier Q400	5	7	1	13

Total	15	13	5	33

Payments (Millions)*	$406.6	$273.6	$73.2	$753.4

*	Includes pre-delivery payments to Boeing and Bombardier as well as final aircraft payments.

Three of the B737-800 aircraft and two of the Q400 aircraft were delivered subsequent to December 31, 2008, but before the filing of this Form 10-K. These aircraft were paid for with cash on hand, but are expected to be financed with long-term debt or sale-leaseback arrangements. The remaining aircraft scheduled for delivery in 2009 are expected to be delivered in the first six months of the year.

Because of our capacity reduction plans and the uncertainty around the ultimate disposal of Horizon’s CRJ-700 fleet, we have deferred Q400 deliveries from 2009 into 2010 and 2011. Due to the Boeing mechanics strike in 2008, five of our expected 2008 B737-800 deliveries were delayed to 2009 and one of our 2009 deliveries was delayed to 2010. Our working relationships with Boeing and Bombardier have historically allowed us to renegotiate aircraft delivery schedules under certain circumstances, specifically the recent deferral of Q400 deliveries at Horizon. We believe our relationship with these suppliers will continue to allow us some flexibility with aircraft deliveries in the future should we need to adjust our capacity plans.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2008.

						Beyond
(in millions)	2009	2010	2011	2012	2013	2013	Total
Current and long-term debt obligations (excluding the pre-delivery payment facility)	$205.0	$137.3	$172.2	$216.5	$175.4	$894.9	$1,801.3
Current and long-term portions of the pre-delivery payment facility	39.9	—	—	—	—	—	39.9
Operating lease commitments (1)	236.8	221.8	183.6	184.7	127.8	399.9	1,354.6
Aircraft purchase commitments	406.6	273.6	73.2	—	—	—	753.4
Interest obligations (2)	103.8	94.7	86.0	74.8	60.6	192.9	612.8
Other obligations (3)(4)	60.1	65.3	51.9	52.2	42.2	54.3	326.0

Total	$1,052.2	$792.7	$566.9	$528.2	$406.0	$1,542.0	$4,888.0

(1)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. The aircraft operating leases include lease obligations for four leased MD-80 aircraft, all of which we retired earlier than expected in connection with our fleet transition plan. We have accrued for these leases based on their discounted future cash flows and we remain obligated under the existing lease contracts on these aircraft.
(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of December 31, 2008.
(3)	Includes minimum obligations under our long-term power-by-the-hour maintenance agreements for all B737 engines other than the B737-800.
(4)	Excludes $23.7 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment. See Note 11 to the consolidated financial statements.

Pension Obligations

The table above excludes contributions to our various pension plans, which could be approximately $45 million to $75 million per year based on our historical funding practice, although there is no minimum required contribution in 2009. In addition, recent market performance resulted in a decline in the fair value of plan assets and an increase in the unfunded liability for our qualified defined-benefit pension plans to $444.9 million at December 31, 2008. This results in a 59.4% funded status on a projected benefit obligation basis compared to 86.2% funded as of December 31, 2007.

Credit Card Agreements

We have agreements with a number of credit card companies to process the sale of tickets and other services. Under these agreements, there are material adverse change clauses that, if triggered, could result in the credit card companies holding back a reserve from our credit card receivables. Under one such agreement, we could be required to maintain a reserve if our credit rating is downgraded to or below a rating specified by the agreement. We are not currently required to maintain any reserve under these agreements, but if we were, our financial position and liquidity could be materially harmed.

EFFECT OF INFLATION AND PRICE CHANGES

Inflation and price changes other than for aircraft fuel do not have a significant effect on our operating revenues, operating expenses and operating income.

OTHER

We strive to provide a return to our investors that exceeds the cost of the capital employed in our business. Our targeted return on invested capital (ROIC) is 10%. We have not historically reached this threshold, nor did we in 2008 or 2007. However, our strategic plan is built on the premise of providing an appropriate return to all capital providers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have interest-rate risk on our variable-rate debt obligations and our available-for-sale marketable investment portfolio, and commodity-price risk in jet fuel required to operate our aircraft fleet. We purchase the majority of our jet fuel at prevailing market prices and seek to manage market risk through execution of our hedging strategy and other means. We have market-sensitive instruments in the form of fixed-rate debt instruments and financial derivative instruments used to hedge our exposure to jet-fuel price increases. We do not purchase or hold any derivative financial instruments for trading purposes.

Market Risk – Aircraft Fuel

Currently, our fuel-hedging portfolio consists almost exclusively of crude oil call options. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices, as there is no downward exposure other than the premiums that we pay to enter into the contracts. Although to a lesser extent, we also use collar structures for fuel hedging purposes. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2008 would increase or decrease the fair value of our hedge portfolio by approximately $13.9 million and $12.4 million, respectively.

Additionally, we have entered into fuel purchase contracts that fix the refining margin we pay for approximately 40% of our fuel consumption in the first quarter of 2009.

Our portfolio of fuel hedge contracts was worth $28.3 million at December 31, 2008, for which we have paid $89.1 of premiums to counterparties, compared to a portfolio value of $112.5 million at December 31, 2007. The total value of $28.3 million at December 31, 2008 is net of a $24.1 million liability associated with collar structures that would require future cash outlays if oil prices remained below the strike price. We do not have any collateral held by counterparties to these agreements as of December 31, 2008.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 3 to our consolidated financial statements.

Financial Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2008 would correspondingly change our net earnings and cash flows associated with these items by approximately $1.8 million. In order to help mitigate the risk of interest rate fluctuations, we have fixed the interest rates on certain existing variable-rate debt agreements over the past several years. Additionally, several of our new debt arrangements entered into during 2006 through 2007 are fixed-rate arrangements. Due to the current low interest rate environment, all of our 2008 debt arrangements have been fixed-rate arrangements. Our variable-rate debt is approximately 20% of our total long-term debt at December 31, 2008 compared to 40% at December 31, 2007.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2008, interest income would increase by approximately $9.1 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

(in millions, except per share)	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2008**	2007**	2008	2007	2008	2007	2008	2007
Operating revenues	$839.5	$759.4	$930.8	$904.4	$1,065.2	$988.8	$827.1	$853.4
Operating income (loss)	(52.0)	(19.2)	106.5	77.7	(120.0)	137.0	(106.7)	15.4
Net income (loss)	(37.3)	(11.0)	63.1	46.1	(86.5)	81.8	(75.2)	7.4
Basic earnings (loss) per share:
Net income (loss)*	(1.01)	(0.27)	1.75	1.14	(2.40)	2.02	(2.08)	0.19
Diluted earnings (loss) per share:
Net income (loss)*	(1.01)	(0.27)	1.74	1.13	(2.40)	2.01	(2.08)	0.19

*	For earnings per share, the sum of the quarters will not equal the total for the full year.
**	First quarter results for 2008 and 2007 have been adjusted for an error in our calculation of stock-based compensation expense under SFAS 123R for certain awards granted after January 1, 2006. The error resulted in an understatement of wages and benefits of $2.3 million and $1.1 million in 2008 and 2007, respectively. We have concluded that this item is not material, and in accordance with SEC Staff Accounting Bulletin No. 108, we will make appropriate adjustments to our previously filed financial statements when they are presented in our first quarter 2009 Form 10Q. See Note 16 in the consolidated financial statements for further information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Alaska Air Group, Inc.:

We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth thereon.

As discussed in the notes to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for financial instruments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 18, 2009

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$283.1	$204.3
Marketable securities (including securities loaned of $109.8 in 2007)	794.3	618.5

Total cash and marketable securities	1,077.4	822.8
Securities lending collateral	—	111.9
Receivables—less allowance for doubtful accounts of $1.5 and $1.6	116.7	138.0
Inventories and supplies—net	51.9	46.6
Deferred income taxes	164.4	84.9
Fuel hedge contracts	16.5	100.7
Prepaid expenses and other current assets	82.0	85.4

Total Current Assets	1,508.9	1,390.3

Property and Equipment
Aircraft and other flight equipment	3,431.0	2,981.2
Other property and equipment	608.6	574.5
Deposits for future flight equipment	309.8	430.0

	4,349.4	3,985.7
Less accumulated depreciation and amortization	1,181.7	1,023.4

Total Property and Equipment—Net	3,167.7	2,962.3

Fuel Hedge Contracts	35.9	11.8

Other Assets	123.1	126.5

Total Assets	$4,835.6	$4,490.9

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

As of December 31 (in millions except share amounts)	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59.6	$101.5
Accrued aircraft rent	64.4	59.1
Accrued wages, vacation and payroll taxes	119.5	112.3
Other accrued liabilities	475.4	448.5
Air traffic liability	372.7	364.5
Securities lending obligation	—	111.9
Fuel hedge contracts liability	24.1	—
Current portion of long-term debt	244.9	175.9

Total Current Liabilities	1,360.6	1,373.7

Long-Term Debt, Net of Current Portion	1,596.3	1,124.6

Other Liabilities and Credits
Deferred income taxes	36.7	131.2
Deferred revenue	421.3	413.6
Obligation for pension and postretirement medical benefits	584.7	276.2
Other liabilities	174.1	146.2

	1,216.8	967.2

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2008—43,171,404 shares
2007—42,821,986 shares	43.2	42.8
Capital in excess of par value	915.0	899.1
Treasury stock (common), at cost: 2008—6,896,506 shares
2007—4,771,306 shares	(161.4)	(112.5)
Accumulated other comprehensive loss	(328.3)	(133.3)
Retained earnings	193.4	329.3

	661.9	1,025.4

Total Liabilities and Shareholders’ Equity	$4,835.6	$4,490.9

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions except per share amounts)	2008	2007	2006
Operating Revenues
Passenger	$3,355.8	$3,236.5	$3,083.0
Freight and mail	103.6	97.8	97.3
Other—net	160.9	171.7	154.1
Change in Mileage Plan terms	42.3	—	—

Total Operating Revenues	3,662.6	3,506.0	3,334.4

Operating Expenses
Wages and benefits	943.7	959.0	939.9
Variable incentive pay	21.4	20.8	36.8
Aircraft fuel, including hedging gains and losses	1,398.4	876.3	873.5
Aircraft maintenance	208.8	241.8	230.7
Aircraft rent	163.1	178.4	180.2
Landing fees and other rentals	223.7	226.0	204.0
Contracted services	166.1	160.6	153.2
Selling expenses	147.1	160.5	169.3
Depreciation and amortization	204.6	177.4	157.5
Food and beverage service	50.9	49.7	51.2
Other	222.9	230.5	214.0
Restructuring charges	12.9	—	24.8
Fleet transition costs—MD-80	47.5	—	189.5
Fleet transition costs—CRJ-700	13.5	—	—
Fleet transition costs—Q200	10.2	14.1	—

Total Operating Expenses	3,834.8	3,295.1	3,424.6

Operating Income (Loss)	(172.2)	210.9	(90.2)

Nonoperating Income (Expense)
Interest income	42.4	53.9	54.3
Interest expense	(102.3)	(88.0)	(78.0)
Interest capitalized	23.2	27.8	24.7
Other—net	(4.3)	(4.1)	(1.5)

	(41.0)	(10.4)	(0.5)

Income (loss) before income tax	(213.2)	200.5	(90.7)
Income tax expense (benefit)	(77.3)	76.2	(36.2)

Net Income (Loss)	$(135.9)	$124.3	$(54.5)

Basic Earnings (Loss) Per Share:	$(3.74)	$3.10	$(1.44)
Diluted Earnings (Loss) Per Share:	$(3.74)	$3.07	$(1.44)

Shares used for computation:
Basic	36.343	40.125	37.939
Diluted	36.343	40.424	37.939

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Deferred Stock- Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2005	33.454	$35.9	$710.3	$(56.6)	$(8.1)	$(132.0)	$278.1	$827.6

Cumulative effect of adoption of SAB 108, net of $11.1 tax effect	—	—	—	—	—	—	(18.6)	(18.6)

Adjusted balances at December 31, 2005	33.454	$35.9	$710.3	$(56.6)	$(8.1)	$(132.0)	$259.5	$809.0
2006 net loss							(54.5)	(54.5)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value						4.0
Reclassification to earnings						(0.4)
Income tax effect						(1.3)

						2.3		2.3

Related to employee benefit plans:
Pension liability adjustment, net of $24.2 tax effect						(43.1)		(43.1)

Postretirement medical liability adjustment, net of $11.1 tax effect						(18.7)		(18.7)

Officers supplemental retirement plan, net of $0.2 tax effect						0.4		0.4

Related to fuel hedges:
Reclassification to earnings						(0.6)
Income tax effect						0.3

						(0.3)		(0.3)

Total comprehensive loss								(113.9)
Implementation of SFAS 123R			(8.1)		8.1			0.0
Stock-based compensation			11.1					11.1
Treasury stock issued under stock plans	0.272	—	—	6.2				6.2
Stock issued for employee stock purchase plan	0.093	0.1	2.4	—				2.5
Stock issued under stock plans, including $4.1 tax benefit	0.706	0.7	25.3	—				26.0
Stock issued upon conversion of senior convertible notes, net of $4.4 million of unamortized issuance costs	5.769	5.8	139.8					145.6

Balances at December 31, 2006	40.294	$42.5	$880.8	$(50.4)	$—	$(191.4)	$205.0	$886.5

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY—(Continued)

(In millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2006	40.294	$42.5	$880.8	$(50.4)	$(191.4)	$205.0	$886.5

2007 net income						$124.3	124.3
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					3.2
Reclassification to earnings					2.0
Income tax effect					(1.9)

					3.3		3.3

Related to employee benefit plans:
Pension liability adjustment, net of $29.6 tax effect					49.8		49.8

Postretirement medical liability adjustment, net of $2.5 tax effect					4.1		4.1

Officers supplemental retirement plan, net of $0.5 tax effect					0.9		0.9

Total comprehensive income							182.4
Purchase of treasury stock	(2.59)			(62.8)			(62.8)
Stock-based compensation			12.3				12.3
Treasury stock issued under stock plans	0.029	—	—	0.7			0.7
Stock issued for employee stock purchase plan	0.127	0.1	2.9				3.0
Stock issued under stock plans, including $0.4 tax benefit	0.194	0.2	3.1				3.3

Balances at December 31, 2007	38.051	$42.8	$899.1	$(112.5)	$(133.3)	$329.3	$1,025.4

2008 net loss						(135.9)	(135.9)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					(8.7)
Reclassification to earnings					(0.2)
Income tax effect					3.3

					(5.6)		(5.6)

Related to employee benefit plans:
Pension liability adjustment, net of $113.5 tax effect					(188.9)		(188.9)

Postretirement medical liability adjustment, net of $0.5 tax effect					(0.8)		(0.8)

Officers supplemental retirement plan, net of $0.1 tax effect					0.3		0.3

Total comprehensive loss							(330.9)
Purchase of treasury stock	(2.126)			(48.9)			(48.9)
Stock-based compensation			13.4				13.4
Treasury stock issued under stock plans	0.001	—	—				—
Stock issued for employee stock purchase plan	0.169	0.2	3.0				3.2
Stock issued under stock plans	0.180	0.2	(0.5)				(0.3)

Balances at December 31, 2008	36.275	$43.2	$915.0	$(161.4)	$(328.3)	$193.4	$661.9

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(135.9)	$124.3	$(54.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring charges	12.9	—	24.8
Fleet transition costs, including impairment charge	71.2	14.1	189.5
Depreciation and amortization	204.6	177.4	157.5
Stock-based compensation	13.4	12.3	11.1
Changes in fair values of open fuel hedge contracts	84.2	(43.9)	84.1
Gain on sale of assets	(4.3)	(4.6)	(0.4)
Changes in deferred income taxes	(61.0)	60.7	(35.0)
(Increase) decrease in receivables—net	21.3	(3.8)	(10.0)
Increase in prepaid expenses and other current assets	(8.6)	(4.6)	(11.3)
Increase in air traffic liability	8.2	52.4	19.4
Increase (decrease) in other current liabilities	(40.7)	26.0	34.7
Increase (decrease) in deferred revenue and other-net	(1.0)	71.7	39.9

Net cash provided by operating activities	164.3	482.0	449.8

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(317.1)	(737.6)	(591.8)
Other flight equipment	(56.5)	(46.0)	(37.8)
Other property and equipment	(39.2)	(50.8)	(52.5)

Total property and equipment additions	(412.8)	(834.4)	(682.1)
Proceeds from disposition of assets	9.6	63.4	3.6
Purchases of marketable securities	(766.0)	(1,149.3)	(806.5)
Sales and maturities of marketable securities	579.6	1,321.1	935.9
Restricted deposits and other	8.3	(2.6)	16.1

Net cash used in investing activities	(581.3)	(601.8)	(533.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	883.9	281.9	408.4
Long-term debt payments	(343.2)	(132.2)	(202.6)
Purchase of treasury stock	(48.9)	(62.8)	—
Proceeds and tax benefit from issuance of common stock	4.0	6.5	34.5

Net cash provided by financing activities	495.8	93.4	240.3

Net change in cash and cash equivalents	78.8	(26.4)	157.1
Cash and cash equivalents at beginning of year	204.3	230.7	73.6

Cash and cash equivalents at end of year	$283.1	$204.3	$230.7

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$71.0	$58.6	$48.2
Income taxes	(0.6)	3.5	9.5
Noncash investing and financing activities:
Conversion of senior convertible notes to equity	$—	$—	$150.0
Debt assumed in purchase of MD-80 aircraft	—	—	11.6

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alaska Air Group, Inc.

December 31, 2008

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

Nature of Operations

Alaska and Horizon operate as airlines. However, their business plans, competition, and economic risks differ substantially. Alaska is a major airline and principally serves destinations in the state of Alaska and provides north/south service between cities in the western U.S., Canada and Mexico. Alaska also provides east/west service to a number of cities in the contiguous U.S. and four islands in Hawaii, primarily from Seattle and to a lesser extent, from Portland and Anchorage. It operates an all-jet fleet and its average passenger trip in 2008 was 1,113 miles. Horizon is a regional airline serving primarily the Pacific Northwest, northern California, and western Canada. Horizon serves its own native markets and provides certain contract flying for Alaska. Horizon operates both jet and turboprop aircraft, and its average passenger trip in 2008 was 357 miles.

West Coast passenger traffic accounted for 41% of Alaska’s 2008 revenue passenger miles, passenger traffic within Alaska and between Alaska and the U.S. mainland accounted for 23%, transcontinental flights accounted for 20%, the Mexico markets accounted for 8%, the Hawaii markets accounted for 5%, and the Canada markets accounted for 3%. Based on passenger enplanements, Alaska’s leading airports are Seattle, Los Angeles, Anchorage, and Portland. Based on 2008 revenues, its leading nonstop routes are Anchorage-Seattle, Los Angeles-Seattle, and San Diego-Seattle.

Approximately 91% of Horizon’s network revenue passenger miles were flown domestically, primarily in the states of Washington, Oregon, Idaho, and California. The Canada markets accounted for 8% of revenue passenger miles in 2008. Flying to Mexico in 2008 accounted for less than 1% of total revenue passenger miles. Based on passenger enplanements, Horizon’s leading airports are Seattle, Portland, Boise, and Spokane. Based on revenues in 2008, its leading nonstop routes are Portland-Seattle, Spokane-Seattle, and Boise-Seattle.

The Company’s operations and financial results are subject to various uncertainties, such as general economic conditions, volatile fuel prices, industry instability, intense competition, a largely unionized work force, the need to finance large capital expenditures and the related availability of capital, government regulation, and potential aircraft incidents.

Approximately 84% and 49% of Alaska and Horizon employees, respectively, are covered by collective bargaining agreements. Approximately 22% and 47% of Alaska and Horizon employees, respectively, are covered under agreements that are currently in negotiations or become amendable prior to December 31, 2009.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $14.1 million and $22.3 million at December 31, 2008 and 2007, respectively, and is included in accounts payable.

Securities Lending

The Company ended its securities lending program during the fourth quarter of 2008 and had no securities on loan under the program at December 31, 2008. Prior to the fourth quarter of 2008, from time to time, the Company lent certain marketable securities to third parties for a period of less than one year to enhance investment income. During the time period in which these securities were loaned to the third parties, the Company required cash collateral for 102% of the daily market value of the loaned securities. This cash collateral was restricted and was deposited with a lending agent and invested by that agent in accordance with the Company’s guidelines. The Company maintained full ownership rights to the securities loaned and continued to earn interest and appreciation on them. As of December 31, 2007, the Company had $109.8 million of securities on loan under the program. These affected securities were included as marketable securities in the consolidated balance sheets.

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

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies-net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $21.4 million and $24.6 million at December 31, 2008 and 2007, respectively. The decline in the allowance is primarily attributable to the write off of the MD-80 and B737-200 parts allowances against the cost basis during the period. Inventory and supplies-net also includes fuel inventory of $15.9 million and $6.6 million at December 31, 2008 and 2007, respectively. Repairable and rotable aircraft parts inventory are included in flight equipment.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:

Aircraft and related flight equipment:
Boeing 737-400/700/800/900	20 years
Bombardier Q400	15 years
Buildings	25-30 years
Minor building and land improvements	10 years
Capitalized leases and leasehold improvements	Shorter of lease term or estimated useful life
Computer hardware and software	3-5 years
Other furniture and equipment	5-10 years

As a result of the early retirement of the MD-80 and Q200 fleets, all aircraft and related flight equipment have been depreciated to their expected salvage values. The CRJ-700 fleet and related parts are being depreciated over their remaining estimated lives to their expected salvage values. The estimated useful lives are aligned with the fleet’s average expected retirement date.

“Related flight equipment” includes rotable and repairable spare inventories, which are depreciated over the associated fleet life unless otherwise noted.

Maintenance and repairs are expensed when incurred. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use.

The Company evaluates long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the total carrying amount of an asset or asset group may not be recoverable. The Company groups assets for purposes of such reviews at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of other groups of assets and liabilities. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. If the asset or asset group is not considered recoverable, a write- down equal to the excess of the carrying amount over the fair value will be recorded. The Company determined that its two owned CRJ-700 aircraft and the fleet’s related spare parts were impaired during 2008. See Note 2 for further discussion of this impairment and other fleet transition costs.

Internally Used Software Costs

The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. The Company capitalized software development costs of $1.0 million, $3.0 million, and $2.4 million during the years ended December 31, 2008, 2007, and 2006, respectively.

Workers Compensation and Employee Health-Care Accruals

The Company uses a combination of self-insurance and insurance programs to provide for workers compensation claims and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $14.2 million and $6.9 million as of December 31, 2008 and December 31, 2007, respectively. The increase in the accrual is primarily due to the four leased MD-80 aircraft that were retired in 2008 and sent to a temporary aircraft storage facility. The associated lease return expense related to these four aircraft was approximately $9 million and is included in “Fleet transition costs – MD-80” in the consolidated statements of operations. There were no other material changes in our estimate of leased aircraft return costs during 2008.

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

Balance Sheet Captions	2008	2007
Current Liabilities:
Other accrued liabilities	$280.4	$239.7
Other Liabilities and Credits:
Deferred revenue	394.1	387.8
Other liabilities	15.9	21.0

Total	$690.4	$648.5

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, including $43.4 million and $37.1 at December 31, 2008 and 2007, respectively, associated with Mileage Plan awards issued but not yet flown.

Alaska’s Mileage Plan revenue is included under the following consolidated statements of operations captions for the years ended December 31 (in millions):

	2008	2007	2006
Passenger revenues	$144.2	$115.6	$95.5
Other-net revenues	101.5	112.0	98.7
Change in Mileage Plan terms	42.3	—	—

Total Mileage Plan revenues	$288.0	$227.6	$194.2

During 2008, the Company changed the terms of its Mileage Plan program regarding the expiration of award miles. Beginning in the third quarter, Mileage Plan accounts with no activity for two years are deleted. As a result of the deletion of a number of accounts, the Company reduced its liability for future travel awards by $42.3 million, which has been recorded in the consolidated statements of operations as “Change in Mileage Plan terms.”

Aircraft Fuel

Aircraft fuel includes raw jet fuel and associated “into-plane” costs, fuel taxes, oil, and all of the gains and losses associated with fuel hedge contracts.

Contracted Services

Contracted services includes expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of Mileage Plan free travel awards, advertising, promotional costs, commissions, and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $14.0 million, $13.7 million, and $14.2 million during the years ended December 31, 2008, 2007, and 2006, respectively.

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

Income Taxes

The Company uses the asset and liability approach for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company accounts for unrecognized tax benefits in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). See Note 11 for further discussion.

Taxes Collected from Passengers

Taxes collected from passengers, including sales taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the consolidated statements of operations.

Stock-Based Compensation

The Company accounts for equity awards using Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95. This standard requires companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. The standard applies to stock options, restricted stock units, and performance stock units that the Company grants to employees as well as the Company’s Employee Stock Purchase Plan (ESPP), which features a look-back provision and allows employees to purchase stock at a 15% discount. The Company used the “modified prospective method” when SFAS 123R was adopted in 2006, which is explained below. All stock-based compensation expense is recorded in wages and benefits in the consolidated statements of operations.

For stock options granted prior to January 1, 2006, for which the vesting period is not complete, the “modified prospective method” for transition permitted by SFAS 123R was used. Under this method, the Company accounts for the unvested portion of these awards on a prospective basis, with expense recognized in the consolidated statements of operations beginning January 1, 2006 using the grant-date fair values previously calculated for pro-forma disclosures. The Company selected this method due to the relatively limited use of stock-based awards and the immaterial impact on the comparability between periods. The standard also requires that tax benefits realized from stock award exercise gains in excess of stock-based compensation expense recognized for financial statement purposes be reported as cash inflows from financing activities and cash outflows from operating activities.

Variable Interest Entities

The Company is the lessee in a series of operating leases covering our leased aircraft. In many instances, the lessors are trusts established by a third party specifically to purchase, finance and lease aircraft to the Company. These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation requirements of Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), because the Company is not the primary beneficiary of the entity’s expected gains or losses. The Company’s conclusions are based on the fact that the leasing arrangements involved contain terms which are consistent with market terms at the inception of the lease and do not include residual value guarantees made by the Company, fixed-price purchase obligations or similar features that obligate the Company to absorb the majority of expected losses of the variable interest entities. The Company’s maximum exposure under these types of lease arrangements is the remaining lease payments, which are reflected in future lease commitments in Note 7 (plus the cost, if any, of bringing the equipment into compliance with the physical condition required for return, which is accrued as leased aircraft return costs).

Accounting Pronouncements Adopted in 2008

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair-value measurements required under other accounting pronouncements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company partially adopted this standard for financial assets and liabilities as of January 1, 2008. In accordance with FASB Staff Position No. 157-2, the Company has deferred adoption of SFAS 157 as it relates to nonfinancial assets and liabilities until January 1, 2009. In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3), which clarifies the application of SFAS 157 in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and determined that there was no impact.

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

Cash, Cash Equivalents and Marketable Securities

The Company uses the “market approach” in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets. Amounts measured at fair value as of December 31, 2008 are as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$257.2	$25.9	$—	$283.1
Marketable securities	68.3	726.0	—	794.3

Total	$325.5	$751.9	$—	$1,077.4

Fourth Quarter Adjustments

There were no significant adjustments in the fourth quarters of 2008 and 2007. Fourth quarter 2006 adjustments included a favorable $7.6 million adjustment to restructuring charges to adjust for the number of employees that withdrew their participation in the severance program. See Note 4 for further discussion.

NOTE 2. FLEET TRANSITION AND IMPAIRMENT

Alaska Transition to All-Boeing 737 Fleet

In March 2006, the Company’s Board of Directors approved a plan to accelerate the retirement of its MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008. At December 31, 2008, all of the Company’s MD-80s had been removed from operations.

All but four of the MD-80 aircraft have been sold or returned to the lessor. The four remaining MD-80 aircraft are under long-term lease arrangements. Two of the aircraft were retired during the second quarter and the remaining two were retired during the third quarter. All four have been placed in temporary storage at an aircraft storage facility. As a result, the Company recorded a $47.5 million charge in 2008 reflecting the remaining discounted future lease payments and other contract-related costs. The actual future cash payments are included in the lease commitment table in Note 7.

Horizon Transition to All-Q400 Fleet

Horizon is in the process of transitioning to an all-Q400 fleet. At the beginning of 2008, Horizon had 17 Q200s in the fleet, of which the Company was able to remarket all but six through sublease agreements or arranged sales of the aircraft to third parties. The total charge during 2008 related to the removal of these aircraft from operation was $10.2 million, which represents the estimated sublease loss for five aircraft delivered under an existing sublease arrangement with a third party and the loss on the termination of the underlying leases of six additional aircraft. Although all remaining Q200 aircraft have been removed from scheduled operations as of the end of 2008, there are six remaining aircraft that were used as spare aircraft through the end of January 2009. The Company is actively remarketing these remaining aircraft and expects to have an associated charge in the first quarter of 2009. Management does not believe the charge will be material to our financial results.

In the first quarter of 2008, the Company’s Board of Directors approved the plan to remove the CRJ-700 fleet from operations, in addition to the Q200 transition described above. As a result of the decision, the Company determined that its two owned CRJ-700s were impaired and recorded an impairment charge on the aircraft and their related spare parts of $5.5 million in 2008 to reduce the carrying value of these assets to their estimated fair value. Additionally, during 2008, the Company recorded severance charges of $1.3 million related to this fleet transition. Management is currently evaluating various alternatives to dispose of the two owned and 18 leased aircraft in the most economically feasible way. Two of the leased aircraft were subleased to a third party during the fourth quarter, resulting in an estimated sublease loss of $6.7 million. The current economic conditions are hindering the remarketing effort and could result in further delays of the timeline to transition completely to an all-Q400 fleet. As such, the nature, timing or amount of any potential gain or loss associated with transactions on the remaining aircraft cannot be reasonably estimated at this time.

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

The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Raw or “into-plane” fuel cost	$1,328.8	$981.9	$884.7
(Gains) or losses in value and settlements of fuel hedge contracts	69.6	(105.6)	(11.2)

Aircraft fuel expense	$1,398.4	$876.3	$873.5

The Company uses the “market approach” in determining the fair value of its hedge portfolio. The Company’s fuel hedging contracts consist of over-the-counter contracts, which are not traded on an exchange. The fair value of these contracts is determined based on observable inputs that are readily available in active markets or can be derived from information available in active, quoted markets. Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy described in SFAS 157. The Company realized gains of $122.7 million, $53.4 million, and $101.1 million in 2008, 2007, and 2006, respectively, on fuel hedge contracts that settled during the period based on their originally scheduled settlement date. Additionally, the Company terminated some of its fuel hedge contracts in the fourth quarter of 2008 that had scheduled settlement dates in 2009 and 2010. The Company realized losses of $50 million on these contracts, which represents the difference between the original premiums paid for those contracts less the cash received upon termination.

Outstanding fuel hedge positions as of December 31, 2008 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
First Quarter 2009	50%	42.6	$81
Second Quarter 2009	50%	44.8	$71
Third Quarter 2009	50%	48.1	$76
Fourth Quarter 2009	50%	43.5	$76

Full Year 2009	50%	179.0	$76

First Quarter 2010	42%	40.8	$60
Second Quarter 2010	34%	30.1	$70
Third Quarter 2010	29%	28.3	$67
Fourth Quarter 2010	24%	20.5	$78

Full Year 2010	33%	119.7	$67

First Quarter 2011	17%	14.9	$91
Second Quarter 2011	15%	13.8	$73
Third Quarter 2011	11%	11.3	$74

Full Year 2011	11%	40.0	$80

As of December 31, 2008 and 2007, the fair values of the Company’s fuel hedge positions were $28.3 million and $112.5 million, respectively, including capitalized premiums paid of $89.1 million and $30.9 million, respectively. The $28.3 million value as of December 31, 2008 is net of a $24.1 million liability associated with the Company’s collar hedge contracts.

NOTE 4. RESTRUCTURING CHARGES

In the third quarter of 2008, Alaska announced reductions in work force among union and non-union employees. The non-union employees that were affected by the reduction were terminated in the third quarter, resulting in a $1.6 million severance charge. For union personnel, the Company offered extended leaves, a voluntary furlough program, and an early-out package with a lump-sum payment based on years of service that included continuation of medical coverage and travel privileges for a specified period. In addition to the voluntary offers, there have been involuntary furloughs to achieve the target reduction in work force. The Company recorded an $11.3 million charge in 2008 representing the severance payments and estimated medical coverage obligation for the affected union employees, bringing the total severance for 2008 to $12.9 million.

In 2006, Alaska reached new four-year agreements with its clerical, office and passenger service employees and the ramp service and stores agents, all represented by the International Association of Machinists. Alaska also reached a new four-year agreement with its flight attendants. These agreements included wage increases and signing bonuses of $4.6 million paid in 2006, which are included in wages and benefits in the consolidated statement of operations. Additionally, the agreements included severance packages offered to certain employees that included cash payments based on years of service, and medical coverage and continued travel privileges for a period of time. The resulting charge was $24.8 million in 2006.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the years ended December 31, 2008, 2007 and 2006 (in millions):

Accrual for Severance and Related Costs	2008	2007	2006
Balance at beginning of year	$0.7	$19.9	$3.1
Restructuring charges and adjustments	12.9	—	24.8
Cash payments	(6.4)	(19.2)	(8.0)

Balance at end of year	$7.2	$0.7	$19.9

The Company will make the majority of the remaining cash payments in the first quarter of 2009. The accrual for severance and related costs is included in accrued wages, vacation and payroll taxes in the consolidated balance sheets.

NOTE 5. MARKETABLE SECURITIES

At December 31, 2008 and 2007 all of the Company’s marketable securities, including securities pledged under the securities lending program, were classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses reported in shareholders’ equity under the caption “Accumulated Other Comprehensive Loss.” Realized gains and losses are included in other nonoperating income (expense) in the consolidated statements of operations.

The cost of securities sold is based on the specific identification method. Interest and dividends on marketable securities are included in interest income in the consolidated statements of operations.

Marketable securities consisted of the following at December 31 (in millions):

	2008	2007
Cost:
U.S. government securities	$329.1	$171.1
Asset-backed obligations	198.0	241.9
Other corporate obligations	263.7	200.5

	$790.8	$613.5

Fair value:
U.S. government securities	$342.8	$174.2
Asset-backed obligations	187.7	242.9
Other corporate obligations	263.8	201.4

	$794.3	$618.5

The Company’s overall investment strategy has a primary goal of maintaining and securing its investment principal. The Company’s investment portfolio is managed by well-known financial institutions and continually reviewed to ensure that the investments are aligned with the Company’s documented strategy.

As of December 31, 2008, the Company had net unrealized losses of $4.0 million in its $1.1 billion cash and marketable securities balance portfolio, which management believes is not an “other-than-temporary” impairment as defined by FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. However, during 2008, the Company did determine that certain corporate debt securities were other-than-temporarily impaired. As such, the Company recorded a $3.5 million loss in other – net nonoperating expense during the period representing the difference between the estimated fair market value and the amortized cost of the securities. Gross unrealized gains and losses at December 31, 2008 are presented in the table below. At December 31, 2007, gross unrealized gains and losses were not material.

		Unrealized Losses			Net Unrealized Losses/Gains in AOCI	Fair Value of Securities with Unrealized Losses
	Unrealized Gains	Less than 12 months	Greater than 12 months	Total
U.S. Government Securities	$10.5	$—	$—	$—	$10.5	$—
Asset-backed obligations	0.7	(9.3)	(2.4)	(11.7)	(11.0)	138.6
Other corporate obligations	1.8	(4.3)	(1.0)	(5.3)	(3.5)	154.8

Total	$13.0	$(13.6)	$(3.4)	$(17.0)	$(4.0)	$293.4

There are a small number of securities that compose the $3.4 million of unrealized losses that have been in an unrealized loss position for greater than 12 months. These securities have an aggregate fair value at December 31, 2008 of $20.9 million. As noted above, the majority of the securities that compose the $3.4 million unrealized loss are asset-backed obligations, or mortgage-backed securities. For these specific securities, management has reviewed the portfolio and has determined that these securities are not other-than-temporarily impaired as of December 31, 2008 based on the facts and circumstances. Management currently has the ability and intent to hold these securities to recovery.

Of the marketable securities on hand at December 31, 2008, 31% mature in 2009, 25% in 2010, and 44% thereafter.

Activity for marketable securities for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Proceeds from sales and maturities	$579.6	$1,321.1	$935.9
Gross realized gains	7.2	4.8	2.1
Gross realized losses	3.8	2.9	1.6

NOTE 6. LONG-TERM DEBT

At December 31, 2008 and 2007, long-term debt obligations were as follows (in millions):

	2008	2007
Fixed-rate notes payable due through 2022*	$1,458.9	$783.9
Variable-rate notes payable due through 2019*	342.4	430.8
Pre-delivery payment facility expiring in 2011*	39.9	85.8

Long-term debt	1,841.2	1,300.5
Less current portion	(244.9)	(175.9)

	$1,596.3	$1,124.6

*	The weighted-average fixed-interest rate was 6.1% and 6.9% as of December 31, 2008 and 2007, respectively. The weighted-average variable-interest rate, including the interest rate on the pre-delivery payment facility, was 4.0% and 6.5% as of December 31, 2008 and 2007, respectively.

At December 31, 2008, all of the Company’s borrowings were secured by flight equipment and future delivery positions.

Alaska has a $172 million variable-rate revolving pre-delivery payment (PDP) facility with a syndicate of lenders to provide a portion of the pre-delivery funding requirements for the purchase of new Boeing 737-800 aircraft under the current aircraft purchase agreement. The interest rate is based on the one-month LIBOR plus a specified margin. Borrowings are secured by the Company’s rights under the Boeing purchase agreement. The principal amounts outstanding on the PDP facility relate to specified aircraft and are repaid at the time the Company takes delivery of the aircraft, if not before, likely using cash on hand or proceeds from long-term debt financing on the specified aircraft. The facility expires in August 2011 and the maximum available under the facility is reduced to $152 million in August 2009.

During 2008, Alaska borrowed $388.6 million using fixed-rate debt secured by flight equipment, $75 million from its bank line of credit facility and $194.9 million from the PDP facility. Alaska made payments of $331.7 million, including $240.8 million to the PDP facility. Additionally, Horizon financed 15 of its recently delivered Q400 aircraft using a fixed-rate debt arrangement with proceeds totaling $225.4 million and made scheduled debt payments of $11.5 million.

At December 31, 2008, long-term debt principal payments for the next five years are as follows (in millions):

	PDP Facility	Other	Total
2009	$39.9	$205.0	$244.9
2010	—	137.3	137.3
2011	—	172.2	172.2
2012	—	216.5	216.5
2013	—	175.4	175.4
Thereafter	—	894.9	894.9

Total principal payments	$39.9	$1,801.3	$1,841.2

Bank Line of Credit

The Company has a $185 million credit facility with a syndicate of financial institutions. The interest rate on the credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus a specified margin. The agreement provides that any borrowings will be secured by either aircraft or cash collateral. The facility expires on March 31, 2010. In September 2008, Alaska entered into the Fourth Amendment to the credit facility. The amendment eliminated all previous financial covenants and replaced them with a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at December 31, 2008. As of December 31, 2008, $75 million is outstanding under this credit facility.

NOTE 7. COMMITMENTS

Lease Commitments

At December 31, 2008, the Company had lease contracts for 96 aircraft, 24 of which are non-operating aircraft that have remaining noncancelable lease terms of less than one year to 12 years. The majority of airport and terminal facilities are also leased. Total rent expense was $313.5 million, $333.5 million, and $320.6 million, in 2008, 2007, and 2006, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2008 are shown below (in millions):

	Operating Leases
	Aircraft	Facilities
2009	171.5	65.3
2010	169.2	52.6
2011	145.0	38.6
2012	149.5	35.2
2013	123.1	4.7
Thereafter	302.1	97.8

Total lease payments	$1,060.4	$294.2

Aircraft Commitments

In June 2005, Alaska entered into an aircraft purchase agreement to acquire B737-800 aircraft with deliveries beginning in January 2006 and continuing through April 2011. The purchase agreement also includes options rights to purchase additional aircraft under similar terms. As of December 31, 2008, Alaska was committed to purchasing 20 B737-800 aircraft, 10 of which will be delivered in 2009.

Horizon entered into an aircraft purchase agreement in 2007 for 15 Q400 aircraft. As of December 31, 2008, Horizon was committed to purchasing 13 Q400s, five of which will be delivered in 2009. Originally, the deliveries were to continue through August 2009. However, Horizon has worked with Bombardier to defer deliveries of eight of the aircraft into 2010 and 2011 in order to allow more time in marketing Horizon’s CRJ-700 aircraft as part of its transition to an all-Q400 fleet. Horizon has options to purchase an additional ten Q400 aircraft.

At December 31, 2008, the Company had firm purchase commitments for 33 total aircraft requiring remaining aggregate payments of approximately $753.4 million.

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

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 6.20% and 6.00% were used as of December 31, 2008 and 2007, respectively. For both 2008 and 2007, the rate of compensation increase used varied from 3.52% to 4.53%, depending on the plan and the related workgroup.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 6.00% and 5.75% were used for the years ended December 31, 2008 and 2007, respectively. For 2008 and 2007, the expected return on plan assets used was 7.75%, and the rate of compensation increase used varied from 3.52% to 4.53%, depending on the plan and the related workgroup.

In determining the discount rate used, the Company’s policy is to use the rates near the end of the year on high-quality long-term bonds with maturities that closely match the expected timing of future cash distributions from the plan. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

The asset allocation of the qualified defined-benefit plans, by asset category, is as follows as of the end of 2008 and 2007:

	2008	2007
Asset category:
Domestic equity securities	49%	54%
Non-U.S. equity securities	21	15
Fixed income securities	30	31

Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a number of fund managers and invests in various asset classes to diversify risk. Target allocations for the primary asset classes are approximately:

Domestic equities:	50%
Non-U.S. equities:	20%
Fixed income:	30%

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

As a result of the overall decline in the financial markets in 2008, the pension assets experienced a substantial reduction in value during the year as noted in the tables below. The Company is actively working with the fund managers to balance the portfolio in such a way as to maximize asset value.

Nonqualified Defined-Benefit Pension Plan

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. This plan uses a December 31 measurement date.

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 6.20% and 6.00% were used as of December 31, 2008 and 2007, respectively. The rate of compensation increase used was 5.00% as of December 31, 2008 and 2007.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 6.00% and 5.75% were used for the years ended December 31, 2008 and 2007, respectively. The rate of compensation increase used was 5.00% for the years ended December 31, 2008 and 2007.

Combined Disclosures for Defined-Benefit Pension Plans

The following table sets forth the status of the plans for 2008 and 2007 (in millions):

	Qualified		Nonqualified
	2008	2007	2008	2007
Projected benefit obligation (PBO)
Beginning of year	$1,056.9	$1,051.3	$34.9	$34.6
Service cost	46.6	49.7	0.9	1.1
Interest cost	62.7	60.9	2.1	1.9
Plan amendments	(0.5)	(1.3)	—	—
Curtailment (gain) loss	(2.9)	—	—	—
Change in assumptions	—	—	—	—
Actuarial (gain) loss	(31.1)	(51.1)	(0.1)	(1.1)
Benefits paid	(36.8)	(52.6)	(1.8)	(1.6)

End of year	$1,094.9	$1,056.9	$36.0	$34.9

Plan assets at fair value
Beginning of year	$910.6	$835.9	$—	$—
Actual return on plan asset	(275.5)	74.8	—	—
Employer contributions	51.7	52.5	1.8	1.6
Benefits paid	(36.8)	(52.6)	(1.8)	(1.6)

End of year	$650.0	$910.6	$—	$—

Funded status (unfunded)	$(444.9)	$(146.3)	$(36.0)	$(34.9)

Percent funded	59.4%	86.2%	—	—

Of the total $1.1 billion PBO for the qualified plans, approximately 59% represents the obligation of the plan covering Alaska’s pilots. The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $1,017.9 million and $939.0 million at December 31, 2008 and 2007, respectively. The accumulated benefit obligation for the nonqualified defined-benefit plan was $35.8 million and $34.6 million at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, the amounts recognized in the consolidated balance sheets were as follows (in millions):

	2008		2007
	Qualified	Nonqualified	Qualified	Nonqualified
Accrued benefit liability-current	$—	$2.5	$—	$2.0
Accrued benefit liability-long term	444.9	33.5	146.3	32.9

Total liability recognized	$444.9	$36.0	$146.3	$34.9

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS (AOCI):

	2008		2007
	Qualified	Nonqualified	Qualified	Nonqualified
Prior service cost	$16.3	$0.2	$21.7	$0.3
Net loss	475.4	4.3	167.5	4.6

Amount recognized in AOCI (pretax)	$491.7	$4.5	$189.2	$4.9

The estimated amortization of prior service cost and net loss from AOCI in 2009 is $4.3 million and $28.9 million, respectively, for the qualified defined-benefit pension plans. For the nonqualified defined-benefit pension plans, the estimated amortization of prior service cost and net loss from AOCI in 2009 is $0.1 million and $0.1 million, respectively.

Net pension expense for the defined-benefit plans included the following components for 2008, 2007, and 2006 (in millions):

	Qualified			Nonqualified
	2008	2007	2006	2008	2007	2006
Service cost	$46.6	$49.7	$52.4	$0.9	$1.1	$1.1
Interest cost	62.7	60.9	56.1	2.1	1.9	2.0
Expected return on assets	(71.8)	(66.3)	(55.0)	—	—	—
Amortization of prior service cost	4.4	4.9	5.0	0.1	0.1	0.1
Curtailment loss	0.5	—	0.2	—	—	—
Recognized actuarial loss	5.6	13.4	19.6	0.2	0.3	0.4

Net pension expense	$48.0	$62.6	$78.3	$3.3	$3.4	$3.6

With the adoption of SFAS 158 in 2006, the Company now records all of the unrecognized prior service cost and net loss into AOCI in order to fully recognize the funded status of the plans.

Although the qualified defined-benefit pension plans are below 60% funded, there are no benefit payment implications under the Pension Protection Act of 2006 as it pertains to airlines.

Historically, the Company’s practice has been to contribute to the qualified defined-benefit pension plans in an amount equal to at least the service cost. There are no current funding requirements for the Company’s plans in 2009. However, the Company anticipates that it will continue with its historical funding practice in 2009, which would result in funding of approximately $48 million. The Company expects to contribute approximately $2.5 million to the nonqualified defined-benefit pension plans during 2009.

Future benefits expected to be paid over the next ten years under the defined-benefit pension plans from the assets of those plans as of December 31, 2008 are as follows (in millions):

	Qualified	Nonqualified
2009	$31.8	$2.5
2010	39.1	2.5
2011	49.4	2.3
2012	49.2	2.4
2013	55.9	2.5
2014 – 2018	$348.2	$15.2

Postretirement Medical Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded. This liability was determined using an assumed discount rate of 6.20% and 6.00% at December 31, 2008 and 2007, respectively.

	2008	2007
Accumulated postretirement benefit obligation
Beginning of year	$101.7	$97.5
Service cost	4.2	4.6
Interest cost	5.6	6.3
Curtailments	(0.5)	—
Actuarial (gain) loss	1.9	(4.4)
Benefits paid	(3.0)	(2.3)

End of year	$109.9	$101.7

Plan assets at fair value
Beginning of year	$—	$—
Employer contributions	3.0	2.3
Benefits paid	(3.0)	(2.3)

End of year	$—	$—

Funded status (unfunded)	$(109.9)	$(101.7)

As of December 31, 2008 and 2007, the amounts recognized in the consolidated balance sheets were as follows (in millions):

	2008	2007
Accrued benefit liability-current	$4.4	$4.7
Accrued benefit liability-long term	105.5	97.0

Total liability recognized	$109.9	$101.7

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN AOCI:

	2008	2007
Prior service cost	$1.4	$1.0
Net loss	23.1	22.2

Amount recognized in AOCI (pretax)	$24.5	$23.2

The estimated amortization of prior service cost (credit) and net loss from AOCI in 2009 is $(0.2) million and $0.9 million, respectively.

The Company uses a December 31 measurement date to assess obligations associated with the subsidy of retiree medical costs. Net periodic benefit cost for the postretirement medical plans included the following components for 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Service cost	$4.2	$4.6	$4.3
Interest cost	5.6	6.3	4.9
Expected return on assets	—	—	—
Amortization of prior service cost	(0.3)	(0.3)	4.4
Recognized actuarial loss	0.5	2.4	1.9

Net periodic benefit cost	$10.0	$13.0	$15.5

As this is a non-funded plan, the Company expects to contribute approximately $4.4 million to the postretirement medical benefits plan in 2009, which is equal to the expected benefit payments.

Future benefits expected to be paid over the next ten years under the postretirement medical benefits plan as of December 31, 2008 are as follows (in millions):

2009	$4.4
2010	5.1
2011	5.6
2012	5.9
2013	6.4
2014 - 2018	40.8

Total payments	$68.2

The assumed health care cost trend rates to determine the expected 2009 benefits cost are 8.8%, 9.6%, 5% and 4% for medical, prescription drugs, dental and vision costs, respectively. The assumed trend rate declines steadily through 2028 where the ultimate assumed trend rates are 4.7% for medical, prescription drugs and dental, and 4% for vision. A 1% higher or lower trend rate in health care costs has the following effect on the Company’s postretirement medical plans during 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Change in service and interest cost
1% higher trend rate	$1.4	$1.6	$1.4
1% lower trend rate	(1.2)	(1.4)	(1.2)
Change in year-end postretirement benefit obligation
1% higher trend rate	$13.3	$12.2	$12.3
1% lower trend rate	(11.5)	(10.6)	(10.6)

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $27.5 million, $26.4 million, and $24.4 million in 2008, 2007, and 2006, respectively.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheet at December 31, 2008 and 2007.

Employee Incentive-Pay Plans

Alaska and Horizon have four separate plans that pay employees based on certain financial and operational metrics. The aggregate expense under these plans in 2008, 2007 and 2006 was $21.4 million, $20.8 million, $36.8 million, respectively. The plans are summarized below:

•	The Profit Sharing Plan is based on Air Group profitability. Alaska’s pilots, ramp service and clerical, office and passenger service employees, and certain Horizon employees participate in this plan.

•	The Variable Pay Plans pay Alaska’s mechanics and Alaska’s flight attendants a percentage of their earnings as certain pretax margin levels are achieved.

•

Performance-Based Pay is a program that rewards Alaska non-union employees and dispatchers, represented by TWU, and employees classified as supervisors and above at Horizon, based on four separate metrics related to: (1) Air Group profitability, (2) safety, (3) achievement of unit-cost goals, and (4) employee engagement.

•	The Operational Performance Rewards Program entitles all Air Group employees to quarterly payouts of up to $300 per person if certain operational and customer service objectives are met.

NOTE 9. DETAIL OF OTHER FINANCIAL STATEMENT CAPTIONS

Receivables

Receivables consisted of the following at December 31 (in millions):

	2008	2007
Airline traffic receivables	$46.7	$59.4
Mileage Plan receivables	29.6	39.0
Receivables from fuel-hedging counterparties	—	12.3
Other receivables	41.9	28.9
Allowance for doubtful accounts	(1.5)	(1.6)

	$116.7	$138.0

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31 (in millions):

	2008	2007
Prepaid aircraft rent	$48.0	$51.1
Prepaid fuel	10.3	13.6
Other	23.7	20.7

	$82.0	$85.4

Other Assets

Other assets consisted of the following at December 31 (in millions):

	2008	2007
Restricted deposits (primarily restricted investments)	$78.6	$90.4
Deferred costs and other*	44.5	36.1

	$123.1	$126.5

*	Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

At December 31, 2008, the Company’s restricted deposits were primarily restricted investments used to guarantee various letters of credit and workers compensation self-insurance programs. The restricted investments consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

Other Accrued Liabilities (current)

Other accrued liabilities consisted of the following at December 31 (in millions):

	2008	2007
Mileage Plan current liabilities	$280.4	$239.7
Pension liability (nonqualified plans)	2.5	2.0
Postretirement medical benefits liability	4.4	4.7
Other*	188.1	202.1

	$475.4	$448.5

*	Other consists of property and transportation taxes and accruals related to ground operations, facilities rent, maintenance, and fuel, among other items.

Other Liabilities (noncurrent)

Other liabilities consisted of the following at December 31 (in millions):

	2008	2007
Mileage Plan liability	15.9	21.0
FIN 48 tax liability (see Note 11)	23.7	27.9
Other*	134.5	83.0

	$174.1	$146.2

*	Other consists of accrued aircraft rent, workers’ compensation, long-term portion of lease return provisions and deferred credits on aircraft purchases, among other items.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31 (in millions, net of tax):

	2008	2007
Unrealized loss (gain) on marketable securities considered available-for-sale	$2.5	$(3.1)
Related to pension plans	310.4	121.8
Related to postretirement medical benefits	15.4	14.6

	$328.3	$133.3

NOTE 10. STOCK-BASED COMPENSATION PLANS

As described in Note 1, the Company adopted SFAS 123R, effective for all stock options granted beginning January 1, 2006. For stock options granted prior to January 1, 2006, for which the vesting period is not complete, the “modified prospective method” for transition permitted by SFAS 123R was used. Under this method, the Company accounts for the unvested portion of these awards on a prospective basis, with expense recognized in the consolidated statements of operations beginning January 1, 2006 using the grant-date fair values previously calculated for pro-forma disclosures.

See Note 16 for a discussion of an error in prior periods related to stock-based compensation and its impact on the Company’s operations and financial position.

Stock Options

The Company has stock option awards outstanding under a number of long-term incentive equity plans, only one of which (the 2008 Long-Term Incentive Equity Plan) continues to provide for the granting of options to purchase the Company’s common stock at market prices on the date of grant to directors, officers and employees of the Company and its subsidiaries. Under the various plans, options for 7,909,606 shares have been granted and, at December 31, 2008, 3,017,569 shares were available for future grant of either options or stock awards. Under all plans, the stock options granted have terms of up to ten years. For all plans except the 1997 Long-term Incentive Equity Plan (1997 Plan), when options are exercised, new common shares are issued. When options granted under the 1997 Plan are exercised, shares are issued from the Company’s treasury shares. The total number of outstanding options from the 1997 Plan as of December 31, 2008 is 333,295. Substantially all grantees are 25% vested after one year, 50% after two years, 75% after three years, and 100% after four years. Compensation cost is recorded over the shorter of the vesting period or the period between the grant date and the date the employee becomes retirement-eligible as defined in the applicable plan documents.

The tables below summarize stock option activity for the year ended December 31, 2008:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2007	2,487,861	$32.67
Granted	396,043	25.35
Exercised	(40,152)	21.01
Forfeited or expired	(238,125)	43.20

Outstanding, December 31, 2008	2,605,627	$30.77	4.7	$5.0

Exercisable at December 31, 2008	1,893,115	$30.75	3.3	$3.4

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2008, 2007, and 2006:

	2008	2007	2006
Expected volatility	42%	43%	44%
Expected term	5.8 years	6 years	5.7 years
Risk-free interest rate	2.96%	4.79%	4.70%
Expected dividend yield	—	—	—
Weighted-average fair value of options granted	$11.12	$19.51	$18.32

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

The Company recorded stock-based compensation expense related to stock options of $5.1 million ($3.2 million, net of tax) and $4.7 million ($2.9 million, net of tax) in 2008 and 2007, respectively. The total intrinsic value of options exercised during 2008 was $0.2 million. Cash received from option exercises during 2008 totaled $0.8 million. A total of 240,603 options vested during 2008 with an aggregate fair value of $3.8 million. As of December 31, 2008, $3.7 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.2 years.

The following table summarizes stock options outstanding and exercisable at December 31, 2008 with their weighted-average exercise prices and remaining contractual lives:

Range of Exercise prices	Remaining Life (years)	Shares	Price Per Share
Outstanding:
$10 to $20	6.0	258,936	$18.87
$21 to $28	5.8	863,518	26.58
$29 to $34	3.4	822,033	31.65
$35 to $45	4.3	661,140	39.80

Options outstanding	4.7	2,605,627	$30.77

Range of Exercise prices	Shares	Price Per Share
Exercisable:
$10 to $20	164,553	$18.67
$21 to $28	538,849	26.18
$29 to $34	748,857	31.55
$35 to $45	440,856	39.49

Options exercisable	1,893,115	$30.75

Restricted Stock Awards

The Company has restricted stock units (RSUs) outstanding under the 2004 and 2008 Long-term Incentive Equity Plans. As of December 31, 2008, 872,498 total RSUs have been granted under these plans. The RSUs are non-voting and are not eligible for dividends. The fair value of the RSU awards is based on the closing price of the Company’s common stock on the date of grant. Compensation cost for RSUs is recognized over the shorter of three years from the date of grant as the awards “cliff vest” after three years, or the period from the date of grant to the employee’s retirement eligibility. The Company recorded stock-based compensation expense related to RSUs of $6.8 million ($4.3 million after tax) and $5.6 million ($3.5 million after tax) in 2008 and 2007, respectively. These amounts are included in wages and benefits in the consolidated statements of operations.

The following table summarizes information about outstanding RSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2007	392,726	$35.70
Granted	338,297	22.67
Vested	(209,305)	32.86
Forfeited	(20,060)	31.72

Non-vested at December 31, 2008	501,658	$28.14

As of December 31, 2008, $4.7 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.0 years.

Performance Stock Awards

During the first quarters of 2008 and 2007, the Company awarded Performance Share Unit awards (PSUs) to certain executives. PSUs are similar to RSUs, but vesting is based on a performance condition tied to the Company achieving a specified pretax margin over a three-year period. The PSU plan allows a portion of the PSUs to vest even if the specified pretax margin falls below the target, and additional shares to be granted if the margin target is exceeded, subject to a maximum. The Company intends to regularly review its assumptions about meeting the performance goal and expected vesting, and to adjust the related compensation expense accordingly. The current expectation is that none of the PSUs will ultimately vest and therefore, the full amount of previously recorded compensation expense of $0.4 million ($0.3 million after tax) was reversed in 2008. The Company recorded compensation expense related to PSUs of $0.4 million ($0.3 million after tax) during 2007.

Deferred Stock Awards

In 2008, the Company awarded 13,976 Deferred Stock Unit awards (DSUs) to members of its Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards on the date of grant was expensed in 2008. The total amount of compensation expense recorded in 2008 was $0.3 million ($0.2 million after tax).

Employee Stock Purchase Plan

The Company sponsors an ESPP, which qualifies under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, employees can purchase Company common stock at 85% of the closing market price on the first day of the offering period or the quarterly purchase date, whichever is lower. Because of these attributes, the ESPP is considered compensatory under SFAS 123R and as such, compensation cost is recognized. Compensation cost for the Company’s ESPP was $1.6 million in 2008 and 2007. The grant date fair value is calculated using the Black-Scholes model in the same manner as the Company’s option awards for 85% of the share award plus the intrinsic value of the 15% discount. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period in which the shares are issued. In 2008 and 2007, 169,242 shares and 126,584 shares, respectively, were purchased by Company employees under the ESPP, resulting in cash proceeds of $3.2 million and $3.0 million, respectively.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the years ended December 31, 2008, 2007 and 2006:

(in millions)	2008	2007	2006
Stock options	$5.1	$4.7	$5.2
Restricted stock units	6.8	5.6	4.9
Performance share units	(0.4)	0.4	—
Deferred stock awards	0.3	—	—
Employee stock purchase plan	1.6	1.6	1.0

Total stock-based compensation	$13.4	$12.3	$11.1

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

Changes in the FIN 48 liability for unrecognized tax benefits during 2008 are as follows (in millions):

Balance at December 31, 2007	$27.9
Gross increases—tax positions in prior period	1.4
Gross decreases—tax positions in prior period	(11.2)
Gross increases—current-period tax positions	5.6
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2008	$23.7

At December 31, 2008, the total amount of unrecognized tax benefits of $23.7 million includes $20.5 million recorded as a liability and a corresponding increase in deferred tax assets and $1.2 million of tax benefits that, if recognized, would impact the effective tax rate.

Accrued interest on tax positions is recorded as a component of interest expense. Total accrued interest on tax positions included in the FIN 48 liability was $2.0 million and $0.7 million at December 31, 2008 and 2007, respectively. No penalties were accrued at December 31, 2008 or 2007.

The periods subject to examination for the Company’s federal income tax returns are the 2003 through 2007 tax years; however, the 2003 and 2004 tax returns are subject to examination only to the extent of the net operating loss carryforwards from 2003 and 2004 that were utilized in 2005 and 2006. The periods subject to examination for the Company’s major state income tax returns other than California are also the years 2003 through 2007. In California, the income tax years 2000 through 2007 remain open to examination. The 2000 to 2002 tax returns are subject to examination only to the extent of the net operating loss carryforwards from those years that were utilized in 2005 and 2006.

The Company does not believe that it is reasonably possible that the total unrecognized tax benefit would significantly increase or decrease in the next 12 months. The FIN 48 liability for the Company’s unrecognized tax benefit is classified in other liabilities (noncurrent) in the consolidated balance sheets. The Company anticipates that total unrecognized tax benefits will not materially decrease due to the expiration of the statute of limitations for tax years prior to December 31, 2008.

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

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2008	2007
Excess of tax over book depreciation	$526.9	$431.7
Fuel hedge contracts	—	30.9
Other—net	5.3	6.7

Gross deferred tax liabilities	532.2	469.3

Mileage Plan	(255.3)	(242.1)
Fuel hedge contracts	(23.2)	—
AMT and other tax credits	(62.3)	(1.3)
Leased aircraft return provision	(5.2)	(2.7)
Inventory obsolescence	(13.8)	(19.2)
Deferred gains	(18.5)	(22.1)
Employee benefits	(250.4)	(130.0)
Loss carryforwards*	(3.3)	(1.2)
Other—net	(27.9)	(4.4)

Gross deferred tax assets	(659.9)	(423.0)

Net deferred tax (assets) liabilities	$(127.7)	$46.3

Current deferred tax asset	$(164.4)	$(84.9)
Noncurrent deferred tax liability	36.7	131.2

Net deferred tax (asset) liability	$(127.7)	$46.3

*	State loss carryforwards of $72.8 million ($3.3 million tax effected) expire beginning in 2009 and ending in 2028.

The Company has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2008. This conclusion is based on the expected future reversals of existing taxable temporary differences, anticipated future taxable income, and the potential for future tax planning strategies to generate taxable income, if needed. Furthermore, absent the $196.4 million deferred tax asset associated with accumulated other comprehensive income (included in “Employee benefits” in the above table), the Company would be in a net deferred tax liability position. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

The components of income tax expense (benefit) were as follows (in millions):

	2008	2007	2006
Current tax expense (benefit):
Federal	$(13.4)	$12.8	$0.6
State	—	4.8	2.4

Total current	(13.4)	17.6	3.0

Deferred tax expense (benefit):
Federal	(56.1)	55.1	(32.6)
State	(7.8)	3.5	(6.6)

Total deferred	(63.9)	58.6	(39.2)

Total tax expense (benefit) related to income (loss)	$(77.3)	$76.2	$(36.2)

Income tax expense (benefit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income (loss) before income tax and accounting change as follows (in millions):

	2008	2007	2006
Income (loss) before income tax	$(213.2)	$200.5	$(90.7)
Expected tax expense (benefit)	(74.6)	70.2	(31.7)
Nondeductible expenses	3.4	3.4	3.0
State income taxes	(5.1)	4.9	(1.7)
Other—net*	(1.0)	(2.3)	(5.8)

Actual tax expense (benefit)	$(77.3)	$76.2	$(36.2)

Effective tax rate	36.3%	38.0%	40.0%

*	In 2007, other-net includes $1.0 million of tax benefits due to a favorable decision in a matter with the State of California and $1.0 million of tax benefits related to the recognition of California income tax credit carryforwards. Other-net in 2006 includes $5.5 million of tax benefits associated with the reduction of certain tax contingency accruals for periods for which the statute of limitations expired in 2006.

NOTE 12. FINANCIAL INSTRUMENTS

The majority of the Company’s financial instruments are carried at fair value. Those include cash and cash equivalents, marketable securities (Note 5), securities lending collateral, restricted deposits (Note 9), and fuel hedge contracts (Note 3). The Company’s long-term fixed-rate debt is not carried at fair value. The estimated fair value of the Company’s long-term debt was as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at December 31, 2008	$1,841.2	$2,006.8
Long-term debt at December 31, 2007	$1,300.5	$1,321.2

The fair value of cash equivalents and securities lending collateral (at December 31, 2007) approximates carrying values due to the short maturity of these instruments. The fair value of marketable securities is based on quoted market prices. The fair value of fuel hedge contracts is based on commodity exchange prices. The fair value of restricted deposits approximates the carrying amount. The fair value of long-term debt is based on a discounted cash flow analysis using the Company’s current borrowing rate.

Concentrations of Credit

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its fuel-hedging contracts and does not anticipate nonperformance by the counterparties.

The Company could realize a loss in the event of nonperformance by any single counterparty to its fuel hedge positions. However, the Company enters into transactions only with large, well-known financial institution counterparties that have strong credit ratings. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2008 due to the frequency that settlement takes place and the dispersion across many industry and government segments.

NOTE 13. OPERATING SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as amended (SFAS 131), requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has two primary operating and reporting segments, consisting of Alaska and Horizon, for which financial information is presented below. These segments are more fully described in Note 1.

(in millions)	2008	2007	2006
Operating revenues:
Alaska—mainline (1)	$2,920.5	$2,788.5	$2,676.1
Alaska—purchased capacity (1)	300.8	281.4	16.4

Total Alaska	$3,221.3	$3,069.9	$2,692.5
Horizon	733.9	718.4	644.0
Other (2)	1.1	1.1	1.1
Elimination of inter-company revenues	(293.7)	(283.4)	(3.2)

Consolidated	3,662.6	3,506.0	3,334.4

Depreciation and amortization expense:
Alaska (3)	165.9	142.3	137.8
Horizon	37.5	33.9	18.5
Other (2)	1.2	1.2	1.2

Consolidated	204.6	177.4	157.5

Interest income:
Alaska (3)	51.3	64.8	56.3
Horizon	5.4	4.5	3.7
Other (2)	—	—	—
Elimination of inter-company accounts	(14.3)	(15.4)	(5.7)

Consolidated	42.4	53.9	54.3

Interest expense:
Alaska (3)	92.5	86.2	73.3
Horizon	23.6	16.6	7.4
Other (2)	0.5	0.6	3.0
Elimination of inter-company accounts	(14.3)	(15.4)	(5.7)

Consolidated	102.3	88.0	78.0

Income (loss) before income tax and accounting change:
Alaska—mainline	(140.4)	236.4	(96.8)
Alaska—purchased capacity	(12.9)	(21.4)	2.1

Total Alaska	(153.3)	215.0	(94.7)
Horizon	(55.8)	(10.7)	11.3
Other (2)	(4.1)	(3.8)	(7.3)

Consolidated	(213.2)	200.5	(90.7)

(in millions)	2008	2007	2006
Capital expenditures (4):
Alaska (3)	323.8	606.5	565.5
Horizon	89.0	227.9	116.6

Consolidated	412.8	834.4	682.1

Total assets at end of period:
Alaska (3)	4,428.6	4,221.1
Horizon	692.3	629.0
Other (2)	820.3	1,130.3
Elimination of inter-company accounts	(1,105.6)	(1,489.5)

Consolidated	$4,835.6	$4,490.9

(1)	Alaska mainline revenue represents revenue from passengers aboard Alaska jets, freight and mail revenue, and all other revenue. Purchased capacity revenue represents that revenue earned by Alaska on capacity provided by Horizon and a small third party under a capacity purchase arrangement.
(2)	Includes the parent company, Alaska Air Group, Inc., including its investments in Alaska and Horizon, which are eliminated in consolidation.
(3)	There are no interest or depreciation expenses associated with purchased capacity flying at Alaska, nor are there any associated assets or capital expenditures.
(4)	Capital expenditures include aircraft deposits, net of deposits returned.

NOTE 14. COMMON STOCK REPURCHASE PROGRAM

In September 2007, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock. The Company completed the $100 million common stock repurchase program on February 29, 2008. Under that program, the Company repurchased 4,113,782 shares, or 10% of the outstanding stock at the start of the program, at an average price of $24.31 per share. During the three months ended March 31, 2008, the Company repurchased 1,520,500 shares for approximately $37.2 million.

In March 2008, the Company announced a new $50 million common stock repurchase program that expires in March 2009. During 2008, the Company had repurchased 605,700 shares of its common stock for approximately $11.7 million under this new program. In April 2008, the Company temporarily ceased further repurchases under this program given the uncertainty in the economic environment and currently does not expect to repurchase any more shares prior to the expiration date.

NOTE 15. EARNINGS (LOSS) PER SHARE (EPS)

Diluted EPS is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. As the Company reported a net loss in 2008, no outstanding stock options or restricted stock units were used in the calculation of diluted weighted average shares as the effect would have been antidilutive. In 2007 and 2006, 1.7 million and 2.5 million stock options, respectively, were excluded from the calculation of diluted EPS because they were antidilutive.

NOTE 16. IMPACT OF PRIOR PERIOD ADJUSTMENTS AND STAFF ACCOUNTING BULLETIN NO. 108 (SAB 108)

Previously reported results have been adjusted as described below.

Stock-Based Compensation Expense Adjustment

In the third quarter of 2008, the Company discovered an error in its calculation of stock-based compensation expense under SFAS No. 123R for certain awards granted after January 1, 2006. The error related to the time period over which compensation expense was recorded. The Company had been recording compensation expense over the vesting period, which was deemed to be the service period. However, many employees who receive award grants are eligible for retirement or will be eligible for retirement prior to the end of the vesting period. The award plans allow for continued vesting subsequent to retirement. As such the related compensation expense should be recorded over the shorter of the vesting period or the period from the date of grant to the date the employee is eligible for retirement. The error resulted in a $2.3 million understatement of wages and benefits expense in the first quarter of 2008, a $1.1 million understatement of expense in 2007 and a $2.9 million understatement of expense in 2006. The Company has concluded that this item is not material, and in accordance with SAB 108, the Company has adjusted the years ended December 31, 2007 and 2006 accordingly. There was no impact to cash flows. See the tables below for further details.

Additionally, the Company will adjust its previously filed financial statements for the impact on the first quarter 2008 information when it is presented in the first quarter 2009 Form 10Q.

Reconciliation Between Amounts Previously Reported and Corrected Amounts

The impact of each of the corrections on financial statement line items is presented below (in millions):

Consolidated Statements of Operations:

	Year Ended December 31, 2007
	As Originally Reported	Stock-based Compensation Adjustment	As Corrected
Wages and benefits	$957.9	$1.1	$959.0
Total Operating Expenses	3,294.0	1.1	3,295.1
Operating Income	212.0	(1.1)	210.9
Income Before Income Taxes	201.6	(1.1)	200.5
Net Income	$125.0	(0.7)	$124.3

Basic Earnings Per Share	$3.12	$(0.02)	$3.10
Diluted Earnings Per Share	$3.09	$(0.02)	$3.07

	Year Ended December 31, 2006
	As Originally Reported	Stock-based Compensation Adjustment	As Corrected
Wages and benefits	$937.0	$2.9	$939.9
Total Operating Expenses	3,421.7	2.9	3,424.6
Operating Loss	(87.3)	(2.9)	(90.2)
Loss Before Income Taxes	(87.8)	(2.9)	(90.7)
Net Loss	$(52.6)	(1.9)	$(54.5)

Basic and Diluted Loss Per Share	$(1.39)	$(0.05)	$(1.44)

Consolidated Balance Sheet:

	As of December 31, 2007
	As Originally Reported	Stock-based Compensation Adjustment	As Corrected
Deferred income tax liabilities	$132.6	$(1.4)	$131.2
Total Other Liabilities and Credits	968.6	(1.4)	967.2
Capital in excess of par value	895.1	4.0	899.1
Retained earnings	331.9	(2.6)	329.3

Adoption of SAB 108

In September 2006, the SEC issued SAB 108. SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to the Company’s financial statements. SAB 108 was effective for fiscal years ending after November 15, 2006. The transition provisions of the bulletin permitted the Company to adjust beginning retained earnings for the cumulative effect of immaterial errors relating to prior years. The Company adopted SAB 108 in the fourth quarter of 2006, with an effective date of January 1, 2006. In accordance with the bulletin, the Company adjusted beginning retained earnings for 2006 in the accompanying consolidated financial statements for the items described below. Management of the Company considers these adjustments to be immaterial to prior periods.

Depreciation of Leasehold Improvements

Historically, leasehold improvements at airports were generally depreciated over their estimated useful lives due to the expectation that the underlying lease would be renewed for at least the period over which the leasehold improvements were being depreciated. In 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued interpretive guidance clarifying its position that leasehold improvements in an operating lease should be depreciated by the lessee over the shorter of their economic lives or the remaining lease term, as defined in SFAS 13. Our airport lease agreements do not generally carry a renewal right in them, which is a key consideration for SFAS 13 “lease term” definitions.

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

NOTE 17. CONTINGENCIES

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In July 2008, the arbitrator issued a final decision in the matter. In that decision, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy. The parties have met, but the matter has not yet been resolved. Another arbitration hearing has been tentatively set for June 2009. Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

Other items

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected.

Management believes the ultimate disposition of the matters discussed above is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of arbitrators, judges and juries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our current and periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, on a timely basis. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of December 31, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to the Company’s internal control over financial reporting identified in management’s evaluation during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2008, which report appears on page 99.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Alaska Air Group, Inc.:

We have audited Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Air Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alaska Air Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Air Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 18, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Seattle, Washington

February 18, 2009

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group’s 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2008 (hereinafter referred to as our “2009 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2009 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our 2009 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2009 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our 2009 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statement Schedules: Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2008, 2007 and 2006 on page 107.

2.	Exhibits: See Exhibit Index on page 104.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ WILLIAM S. AYER	Date: February 19, 2009
William S. Ayer,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 19, 2009 on behalf of the registrant and in the capacities indicated.

/S/ WILLIAM S. AYER William S. Ayer	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/S/ GLENN S. JOHNSON Glenn S. Johnson	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)

/S/ BRANDON S. PEDERSEN Brandon S. Pedersen	Vice President/Finance and Controller (Principal Accounting Officer)

/S/ PATRICIA M. BEDIENT Patricia M. Bedient	Director

/S/ PHYLLIS J. CAMPBELL Phyllis J. Campbell	Director

/S/ MARK R. HAMILTON Mark R. Hamilton	Director

/S/ JESSIE J. KNIGHT, JR. Jessie J. Knight, Jr.	Director

/S/ R. MARC LANGLAND R. Marc Langland	Director

/S/ DENNIS F. MADSEN Dennis F. Madsen	Director

/S/ BYRON I. MALLOTT Byron I. Mallott	Director

/S/ J. KENNETH THOMPSON J. Kenneth Thompson	Director

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated by reference from the documents described in parentheses. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3(i) to Registrants Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed on August 8, 2006 and incorporated herein by reference.)

3.2	Bylaws of Registrant, as amended December 14, 2007 (Filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K, filed on December 20, 2007 and incorporated herein by reference.)

10.1#	Credit Agreement, dated March 25, 2005, among Alaska Airlines, Inc., as borrower, Bank of America, N.A. as administrative agent, Citicorp USA, Inc. as syndication agent, U.S. Bank National Association as documentation agent, and other lenders (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed on May 6, 2005 and incorporated herein by reference.)

10.1.1	First Amendment to March 25, 2005 Credit Agreement, dated September 29, 2005 (Filed as Exhibit 10.1.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference)

10.1.2#	Second Amendment to March 25, 2005 Credit Agreement, dated April 25, 2007 (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed on May 8, 2007 and incorporated herein by reference.)

10.1.3	Third Amendment to March 25, 2005 Credit Agreement, dated July 30, 2007 (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 7, 2007 and incorporated herein by reference.)

10.1.4#	Fourth Amendment to March 25, 2005 Credit Agreement, dated September 24, 2008 (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed on November 7, 2008 and incorporated herein by reference.)

10.2#	Credit Agreement, dated October 19, 2005, among Alaska Airlines, Inc., as borrower, HSH Nordbank AG New York Branch, as security agent, and other loan participants (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 9, 2005 and incorporated herein by reference.)

10.2.1#	First Amendment to October 19, 2005 Credit Agreement, dated March 27, 2007 (Filed as Exhibit 10.2.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.2.2#	Second Amendment to October 19, 2005 Credit Agreement, dated November 26, 2007 (Filed as Exhibit 10.2.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.3#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005 and incorporated herein by reference.)

10.4#	Purchase Agreement No. 2497, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc. (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005 and incorporated herein by reference.)

10.5#		Supplement to Master Purchase Agreement, dated October 18, 2005, between Horizon Air Industries, Inc. and Bombardier Inc. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 9, 2005 and incorporated herein by reference.)

10.6#		Lease Agreement, dated January 22, 1990, between International Lease Finance Corporation and Alaska Airlines, Inc., summaries of 19 substantially identical lease agreements and Letter Agreement #1, dated January 22, 1990 (Filed as Exhibit 10-14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, filed on April 11, 1991 and incorporated herein by reference.)

10.7*		Alaska Air Group Performance Based Pay Plan (formerly “Management Incentive Plan”), as amended and restated November 30, 2007 (Filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.8*		Alaska Air Group, Inc. 2008 Performance Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.8.1	*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Nonqualified Stock Option Agreement (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.8.2	*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Stock Unit Award Agreement (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.8.3	*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Director Deferred Stock Unit Award Agreement (Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.8.4	*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Nonqualified Stock Option Agreement—Incentive Award (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on February 2, 2009 and incorporated herein by reference.)

10.8.5	*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Stock Unit Award Agreement—Incentive Award (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on February 2, 2009 and incorporated herein by reference.)

10.9*		Alaska Air Group, Inc. 2004 Long-Term Incentive Plan and original form of stock option and restricted stock unit agreements (Filed as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on February 25, 2005 and incorporated herein by reference.)

10.9.1	*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement (Filed as Exhibit 10.8.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.9.2	*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Stock Unit Award Agreement (Filed as Exhibit 10.8.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.9.3	*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Performance Stock Unit Award Agreement (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on February 14, 2008 and incorporated herein by reference.)

10.10*		Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan (Filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-87563, filed on September 22, 1999 and incorporated herein by reference.)

10.11	*	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan (Filed as Exhibit 99.2 to Registrant’s Registration Statement on Form S-8, Registration No. 333-39889, filed on November 10, 1997 and incorporated herein by reference.)

10.12	*	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan (Filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-09547, filed on August 5, 1996 and incorporated herein by reference.)

10.13	*	Alaska Air Group, Inc. Non Employee Director Stock Plan (Filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-33727, filed on August 15, 1997 and incorporated herein by reference.)

10.14	*	Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Elected Officers, as amended November 7, 1994 (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on February 10, 1998 and incorporated herein by reference.)

10.15	*	Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan (Filed as Exhibit 10.13 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, Registration No. 333-107177, filed on September 23, 2003 and incorporated herein by reference.)

10.16	*	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated November 28, 2007 (Filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.17	*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended and restated on December 1, 2005 (Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.18	*	Separation Agreement between Gregg Saretsky and Alaska Airlines, Inc. dated December 10, 2008 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on December 10, 2008 and incorporated herein by reference.)

12.1†		Statement of Computation of Ratio of Earnings to Fixed Charges

21†		Subsidiaries of Registrant

23.1†		Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1†		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.
*	Indicates management contract or compensatory plan or arrangement.
#	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

Schedule II

ALASKA AIR GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Millions)	Beginning Balance	Additions Charged to Expense	Deductions	Ending Balance
Year Ended December 31, 2006
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.7	$1.6	$(1.4)	$2.9

Obsolescence allowance for flight equipment spare parts	$20.7	$3.6	$(3.8)	$20.5

Year Ended December 31, 2007
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.9	$1.6	$(2.9)	$1.6

Obsolescence allowance for flight equipment spare parts	$20.5	$5.5	$(1.4)	$24.6

Year Ended December 31, 2008
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.6	$1.5	$(1.6)	$1.5

Obsolescence allowance for flight equipment spare parts (a)	$24.6	$5.8	$(9.0)	$21.4

(a)	Deductions in 2008 are primarily related to the write off of the MD-80 and B737-200 parts allowances against their respective costs bases.

