Form 10-Q
period 2009-05-08
ALASKA AIR GROUP INC
filed 2009-05-08
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to ___________

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

The registrant has 36,386,119 common shares, par value $1.00, outstanding at March 31, 2009.

ALASKA AIR GROUP, INC.
Quarterly Report on Form 10-Q for the three months ended March 31, 2009

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control.  Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC.  We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements.  Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders.  For a discussion of these and other risk factors, see "Item 1A: Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2008.  Please consider our forward-looking statements in light of those risks as you read this report.

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS
	March 31,	December 31,
(in millions)	2009	2008
Current Assets
Cash and cash equivalents	$237.1	$283.1
Marketable securities	805.9	794.3
Total cash and marketable securities	1,043.0	1,077.4
Receivables - net	113.5	116.7
Inventories and supplies - net	43.4	51.9
Deferred income taxes	170.3	164.4
Fuel hedge contracts	13.4	16.5
Prepaid expenses and other current assets	82.3	82.0
Total Current Assets	1,465.9	1,508.9

Property and Equipment
Aircraft and other flight equipment	3,481.7	3,431.0
Other property and equipment	618.2	608.6
Deposits for future flight equipment	253.3	309.8
	4,353.2	4,349.4
Less accumulated depreciation and amortization	1,226.0	1,181.7
Total Property and Equipment - Net	3,127.2	3,167.7
Fuel Hedge Contracts	27.5	35.9
Other Assets	158.4	123.1
Total Assets	$4,779.0	$4,835.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
	March 31,	December 31,
(in millions except share amounts)	2009	2008
Current Liabilities
Accounts payable	$63.8	$59.6
Accrued aircraft rent	52.2	64.4
Accrued wages, vacation and payroll taxes	100.1	119.5
Other accrued liabilities	499.8	475.4
Air traffic liability	399.6	372.7
Fuel hedge contracts liability	5.7	24.1
Current portion of long-term debt	164.4	244.9
Total Current Liabilities	1,285.6	1,360.6

Long-Term Debt, Net of Current Portion	1,619.3	1,596.3

Other Liabilities and Credits
Deferred income taxes	37.2	36.7
Deferred revenue	424.7	421.3
Obligation for pension and postretirement medical benefits	589.4	584.7
Other liabilities	165.5	174.1
	1,216.8	1,216.8
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	-	-
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2009 - 43,263,925 shares
2008 - 43,171,404 shares	43.3	43.2
Capital in excess of par value	921.7	915.0
Treasury stock (common), at cost: 2009 - 6,877,806 shares
2008 - 6,896,506 shares	(161.0)	(161.4)
Accumulated other comprehensive loss	(320.9)	(328.3)
Retained earnings	174.2	193.4
	657.3	661.9
Total Liabilities and Shareholders' Equity	$4,779.0	$4,835.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

	Three Months Ended March 31,
(in millions except per share amounts)	2009	2008
Operating Revenues
Passenger	$684.1	$775.7
Freight and mail	19.4	22.2
Other - net	38.9	41.6
Total Operating Revenues	742.4	839.5
Operating Expenses
Wages and benefits	246.0	244.7
Variable incentive pay	9.3	3.6
Aircraft fuel, including hedging gains and losses	157.7	282.0
Aircraft maintenance	59.7	58.0
Aircraft rent	38.0	43.6
Landing fees and other rentals	54.2	56.0
Contracted services	38.4	44.5
Selling expenses	25.0	34.5
Depreciation and amortization	52.8	49.3
Food and beverage service	11.6	12.3
Other	56.8	57.2
Fleet transition costs - Q200	4.8	5.8
Total Operating Expenses	754.3	891.5
Operating Loss	(11.9)	(52.0)
Nonoperating Income (Expense)
Interest income	8.3	10.3
Interest expense	(26.8)	(23.4)
Interest capitalized	2.8	6.5
Other - net	(2.0)	0.2
	(17.7)	(6.4)
Loss before income tax	(29.6)	(58.4)
Income tax benefit	(10.4)	(21.1)
Net Loss	$(19.2)	$(37.3)

Basic and Diluted Loss Per Share:	$(0.53)	$(1.01)
Shares used for computation:
Basic and Diluted	36.326	37.024

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
Alaska Air Group, Inc.

	Common		Capital in	Treasury
	Shares	Common	Excess of	Stock,	Accumulated Other	Retained
(in millions)	Outstanding	Stock	Par Value	at Cost	Comprehensive Loss	Earnings	Total
Balances at December 31, 2008	36.275	$43.2	$915.0	$(161.4)	$(328.3)	$193.4	$661.9
Net loss for the three months ended March 31, 2009						(19.2)	(19.2)
Other comprehensive income (loss):

Related to marketable securities:
Change in fair value					3.9
Reclassification to earnings					(0.6)
Income tax effect					(1.2)
					2.1		2.1

Adjustments related to employee benefit plans:					8.5
Income tax effect					(3.2)
					5.3		5.3
Total comprehensive loss							(11.8)

Stock-based compensation			5.4				5.4
Treasury stock issued under stock plans	0.018			0.4			0.4
Stock issued for employee stock purchase plan	0.043	-	0.8				0.8
Stock issued under stock plans	0.050	0.1	0.5				0.6
Balances at March 31, 2009	36.386	$43.3	$921.7	$(161.0)	$(320.9)	$174.2	$657.3

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

	Three Months Ended March 31,
(in millions)	2009	2008
Cash flows from operating activities:
Net loss	$(19.2)	$(37.3)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Fleet transition costs - Q200	4.8	5.8
Depreciation and amortization	52.8	49.3
Stock-based compensation	5.4	5.5
Increase in air traffic liability	26.9	109.1
Changes in other assets and liabilities-net	(55.4)	(98.0)
Net cash provided by operating activities	15.3	34.4
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(199.5)	(117.4)
Other flight equipment	(17.0)	(16.9)
Other property and equipment	(9.7)	(9.8)
Total property and equipment additions	(226.2)	(144.1)
Proceeds from disposition of assets	2.3	5.4
Purchases of marketable securities	(160.5)	(259.2)
Sales and maturities of marketable securities	151.9	175.1
Restricted deposits and other	(3.3)	1.2
Net cash used in investing activities	(235.8)	(221.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	64.0	291.6
Proceeds from sale-leaseback transaction, net	230.0	-
Long-term debt payments, including line of credit	(121.5)	(57.1)
Purchase of treasury stock	-	(40.6)
Proceeds from issuance of common stock	2.0	0.9
Net cash provided by financing activities	174.5	194.8
Net change in cash and cash equivalents	(46.0)	7.6
Cash and cash equivalents at beginning of year	283.1	204.3
Cash and cash equivalents at end of period	$237.1	$211.9
Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$28.7	$14.3
Income taxes	$-	$3.9

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

Note 1.	Basis of Presentation and Significant Accounting Policies
Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of March 31, 2009, as well as the results of operations for the three months ended March 31, 2009 and 2008. The adjustments made were of a normal recurring nature.

The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates made include assumptions used to record liabilities; expenses and revenues associated with the Company’s Mileage Plan; amounts paid to lessors upon aircraft lease terminations; the fair market value of surplus or impaired aircraft, engines and parts; assumptions used in the calculations of pension expense in the Company’s defined-benefit plans; and the amounts of certain accrued liabilities. Actual results may differ from the Company’s estimates.

New and Proposed Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS 161 requires entities that use derivative instruments to provide certain qualitative disclosures about their objectives and strategies for using such instruments, amounts and location of the derivatives in the financial statements, among other disclosures. SFAS 161 was adopted as of January 1, 2009.  The required disclosures are included in Note 3.  The adoption of SFAS 161 did not have a material impact on the disclosures historically provided.

1BIn December 2008, the FASB issued Staff Position No. FAS 132(R)-1 amending SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which, among other things, expands the disclosure regarding assets in an employer’s pension and postretirement benefit plans.  The primary change would be to add the fair value hierarchy disclosures required by SFAS No. 157 as it relates to the underlying assets of the pension and postretirement benefit plans.  The disclosures required by this position are effective in annual financial statements for fiscal years ending after December 15, 2009.  This position will impact the Company’s financial statement disclosures, but will have no impact on its financial position or results of operations.

2BIn April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the determination of fair value in SFAS 157 for assets and liabilities that may be involved in transactions that would not be considered orderly as defined in the position statement.  In April 2009, the FASB also issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This position statement provides additional guidance in determining whether a debt

3Bsecurity is other-than-temporarily impaired and how entities should record the impairment in the financial statements.  The standard would require credit losses, as defined, to be recorded through the statement of operations and the remaining impairment loss to be recorded through accumulated other comprehensive income.  Both of these staff positions are effective for annual and interim periods ending after June 15, 2009.  Management does not expect these positions will have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This position will require companies to provide, on an interim basis, disclosures that are currently required in annual statements for the fair value of financial instruments.  This position will be effective for interim periods ending after June 15, 2009.  The position will impact the Company’s financial statement disclosures, but will have no impact on its financial position or results of operations.

Fair Value Measurements
SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair-value measurements required under other accounting pronouncements. The Company partially adopted this standard for financial assets and liabilities as of January 1, 2008 and, in accordance with FASB Staff Position No. 157-2, adopted the standard as it relates to nonfinancial assets and liabilities as of January 1, 2009. The adoption of this aspect of the standard had no impact on our financial position, statements of operations, or cash flows.

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

Cash, Cash Equivalents and Marketable Securities
The Company uses the “market approach” under SFAS 157 in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets and considered to be liquid and easily tradable.    Amounts measured at fair value as of March 31, 2009 are as follows (in millions):
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$237.1	$—	$—	$237.1
Marketable securities	116.1	689.8	—	805.9
Total	$353.2	$689.8	$—	$1,043.0

4BThe Company’s marketable securities portfolio consists of US government securities, asset-backed obligations and other corporate obligations.  As of March 31, 2009, the Company had net unrealized losses of $0.7 million in its $1.04 billion cash and marketable securities balance portfolio, which management believes is not “other-than-temporarily” impaired as defined by FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  Gross unrealized gains were $13.4 million and gross unrealized losses were $14.1 million at March 31, 2009.  Further details of the securities that composed the gross unrealized losses are as follows (in millions):

	Unrealized Losses
	Less than 12 months	Greater than 12 months	Total	Fair Value of Securities with Unrealized Losses
U.S. Government Securities	$--	$--	$--	$--
Asset-backed obligations	(1.3)	(8.0)	(9.3)	73.9
Other corporate obligations	(3.4)	(1.4)	(4.8)	104.2
Total	$(4.7)	$(9.4)	$(14.1)	$178.1

5BNote 2.                Fleet Transition

26BHorizon Transition to All-Q400 Fleet
Horizon is in the process of transitioning to an all-Q400 fleet.  As of March 31, 2009, Horizon had six Q200 aircraft remaining, none of which were in the operational fleet.  The total charge associated with removing these aircraft from operation in the first quarter of 2009 was $4.8 million.  This charge represents the estimated loss under potential disposal transactions.

In the first quarter of 2008, three of Horizon’s Q200 aircraft were subleased to a third-party carrier under a sublease arrangement that ultimately covered 16 of the Q200 aircraft.  The charge associated with the sublease loss on these three aircraft in the first quarter of 2008 was $5.8 million.

6BNote 3.                Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options, collar structures and swap agreements for crude oil, among other initiatives.

The Company records derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value.  Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense as the Company has not designated these instruments as hedge transactions under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

The following table summarizes the components of aircraft fuel expense for the three months ended March 31, 2009 and 2008 (in millions):
	2009	2008
Raw or “into-plane” fuel cost	$141.9	$311.9
(Gains) or losses in value and settlement of fuel hedge contracts	15.8	(29.9)
Aircraft fuel expense	$157.7	$282.0

The Company realized losses of $25.8 million and gains of $29.2 million in the three months ended March 31, 2009 and 2008, respectively, on fuel hedge contracts that settled during the period.

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

Outstanding future fuel hedge positions are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Second Quarter 2009	50%	44.8	$71
Third Quarter 2009	50%	48.1	$76
Fourth Quarter 2009	50%	43.5	$76
Remainder of 2009	50%	136.4	$74
First Quarter 2010	47%	40.0	$68
Second Quarter 2010	43%	38.7	$67
Third Quarter 2010	29%	28.3	$67
Fourth Quarter 2010	24%	20.5	$78
Full Year 2010	36%	127.5	$69
First Quarter 2011	17%	14.9	$91
Second Quarter 2011	15%	13.8	$73
Third Quarter 2011	11%	11.3	$74
Fourth Quarter 2011	5%	4.5	$67
Full Year 2011	12%	44.5	$78

As of March 31, 2009 and December 31, 2008, the net fair values of the Company’s fuel hedge positions were as follows (in millions):
	March 31, 2009	December 31, 2008
Call options or “caps”	$40.9	$52.4
Collar contracts	(5.7)	(24.1)
Total	$35.2	$28.3

The Company paid premiums of $85.9 million and $89.1 million, respectively, to purchase the call options that were in the portfolio at March 31, 2009 and December 31, 2008, respectively.  The Company does have agreements with its counterparties for the collar contracts requiring cash collateral if certain liability levels are met.  The Company did not have any cash collateral held by these counterparties at March 31, 2009 or December 31, 2008.

7BNote 4.                Restructuring Charges

In the third quarter of 2008, Alaska announced reductions in work force among union and non-union employees.  The Company recorded a $12.9 million charge in 2008 representing the severance payments and estimated medical coverage obligation for the affected employees.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the three-months ended March 31, 2009 and 2008 (in millions):

Accrual for Severance and Related Costs	2009	2008
Balance at December 31, 2008 and 2007	$7.2	$0.7
Cash payments	(6.2)	(0.5)
Balance at March 31	$1.0	$0.2

The Company will make the majority of the remaining cash payments in the second and third quarters of 2009. The accrual for severance and related costs is included in accrued wages, vacation and payroll taxes in the consolidated balance sheets.

8BNote 5.                Long-term Debt

Long-term debt obligations were as follows (in millions):
	March 31, 2009	December 31, 2008
Fixed-rate notes payable due through 2024	$1,489.7	$1,458.9
Variable-rate notes payable due through 2019	264.9	267.4
16BBank line-of-credit facility expiring in 2010	17B--	18B75.0
19BPre-delivery payment facility expiring in 2011	20B29.1	21B39.9
Long-term debt	1,783.7	1,841.2
Less current portion	(164.4)	(244.9)
	$1,619.3	$1,596.3

During the first three months of 2009, Alaska borrowed $29.0 million using fixed-rate debt secured by flight equipment and another $2.7 million from its pre-delivery payment facility.  Alaska made payments of $114.6 million, including $13.5 million on its pre-delivery payment facility and $75 million on its bank line-of-credit facility.  Horizon financed two of its recently delivered Q400 aircraft using fixed-rate debt arrangements with proceeds totaling $32.3 million and made scheduled debt payments of $6.9 million.

9BNote 6.                Employee Benefit Plans

Pension Plans - Qualified Defined Benefit
Net pension expense for the three months ended March 31 included the following components
(in millions):
	2009	2008
Service cost	$11.1	$12.2
Interest cost	16.7	15.7
Expected return on assets	(12.8)	(17.9)
Amortization of prior service cost	1.1	1.1
Actuarial loss	7.2	1.4
Net pension expense	$23.3	$12.5

25BAlthough there is no required minimum funding in 2009, the Company contributed $10.6 million to its qualified defined-benefit plans during the three months ended March 31, 2009, and expects to contribute an additional $37.2 million to these plans during the remainder of 2009.  The Company made $17.2 million in contributions to its defined-benefit pension plans during the three months ended March 31, 2008.

Pension Plans - Nonqualified Defined Benefit
Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.8 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively.

Postretirement Medical Benefits
Net periodic benefit cost for the post-retirement medical plans for the three months ended March 31, 2009 and 2008 was $3.3 million and $2.8 million, respectively.

10BNote 7.                Other Assets

Other assets consisted of the following (in millions):
	March 31, 2009	December 31, 2008
Restricted deposits (primarily restricted investments)	$81.9	$78.6
Deferred costs and other*	76.5	44.5
	$158.4	$123.1
*Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

11BNote 8                 Mileage Plan

Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions
(in millions):
	March 31, 2009	December 31, 2008
Current Liabilities:
Other accrued liabilities	$285.5	$280.4
Other Liabilities and Credits (non-current):
Deferred revenue	397.5	394.1
Other liabilities	13.2	15.9
	$696.2	$690.4

Alaska’s Mileage Plan revenue is included under the following condensed consolidated statements of operations captions for the three months ended March 31 (in millions):
	2009	2008
Passenger revenues	$38.8	$25.3
Other - net revenues	24.5	26.7
	$63.3	$52.0

0BNote 9.                Stock-Based Compensation Plans
The Company accounts for stock-based awards using Statement of Financial Accounting Standards SFAS No. 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95. All stock-based compensation expense is recorded in wages and benefits in the condensed consolidated statements of operations.  See Note 11 for discussion of an error in prior periods related to stock-based compensation.

The Company has stock awards outstanding under a number of long-term incentive equity plans, one of which continues to provide for the grant of stock awards to directors, officers and employees of the Company and its subsidiaries.  Compensation expense is recorded over the shorter of the vesting period between the grant date and the date the employee becomes retirement-eligible as defined in the applicable plan.

Stock Options
During the three months ended March 31, 2009, the Company granted 384,268 options with a weighted-average fair value of $14.00 per share.  During the same period in the prior year, the Company granted 302,854 options with a weighted-average fair value of $12.05 per share.

12BThe Company recorded stock-based compensation expense related to stock options of $2.3 million ($1.4 million after tax) for the three months ended March 31, 2009 and 2008.  As of March 31, 2009, $6.2 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 2.7 years.

As of March 31, 2009, options to purchase 2,893,038 shares of common stock were outstanding with a weighted-average exercise price of $30.43.  Of that total, 1,956,213 were exercisable at a weighted-average exercise price of $30.97.

13BRestricted Stock Awards
During the three months ended March 31, 2009, the Company awarded 241,489 restricted stock units (RSUs) to certain employees, with a weighted-average grant date fair value of $27.56.  This amount reflects the value of the total RSU awards at the grant date based on the closing price of the Company’s common stock.

Compensation cost for RSUs is recognized over three years from the date of grant as the awards “cliff vest” after three years.  The Company recorded stock-based compensation expense related to RSUs of $2.8 million ($1.8 million after tax) and $2.3 million ($1.4 million after tax) for the three-month ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, $8.3 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 2.3 years.

27BEmployee Stock Purchase Plan
35BCompensation expense recognized under the Employee Stock Purchase Plan was $0.3 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively.

28BSummary of Stock-Based Compensation
The table below summarizes the components of total stock-based compensation for the three months ended March 31, 2009 and 2008 (in millions):
	2009	2008
Stock options	$2.3	$2.3
Restricted stock units	2.8	2.3
Performance share units	--	0.2
Employee stock purchase plan	0.3	0.7
Total stock-based compensation	$5.4	$5.5

Note 10.             Operating Segment Information

Operating segment information for Alaska and Horizon for the three months ended March 31 was as follows (in millions):
	Three Months Ended March 31,
	2009	2008
Operating revenues:
Alaska – mainline (1)	$591.3	$663.0
Alaska – purchased capacity (1)	U61.8	U70.4
Total Alaska	653.1	733.4
Horizon	146.8	177.2
Other (2)	0.3	0.3
Elimination of intercompany revenues	(57.8)	(71.4)
29BConsolidated	$30B742.4	$31B 839.5
Loss before income tax:
Alaska – mainline	$(17.4)	$(33.5)
Alaska – purchased capacity	(0.9)	(6.3)
Total Alaska	(18.3)	(39.8)
Horizon	(10.5)	(17.6)
Other (2)	(0.8)	(1.0)
Consolidated	$(29.6)	$(58.4)

	March 31, 2009	December 31, 2008
Total assets at end of period:
Alaska	$4,370.6	$4,428.6
Horizon	731.3	692.3
Other (2)	815.1	820.3
Elimination of intercompany accounts	(1,138.0)	(1,105.6)
Consolidated	$4,779.0	$4,835.6
(1) Alaska mainline revenue represents revenue from passengers aboard Alaska jets, freight and mail revenue, and all other revenue.  Purchased capacity revenue represents that revenue earned by Alaska on capacity purchased from and provided by Horizon and a small third party under a capacity purchase arrangement.
(2) Includes the parent company, Alaska Air Group, Inc., including its investments in Alaska and Horizon, which are eliminated in consolidation.

14BNote 11.             Adjustment to Prior-Period Results

In the third quarter of 2008, the Company discovered an error in its calculation of stock-based compensation expense under SFAS No. 123R for certain awards granted after January 1, 2006.  The error related to the time period over which compensation expense was recorded.  The company had been recording compensation expense over the vesting period, which was deemed to be the service period.  However, many employees that receive award grants are eligible for retirement or will be eligible for retirement prior to the end of the vesting period.  The award plans allow for continued vesting subsequent to retirement.  As such, the related compensation expense should have been recorded over the shorter of the vesting period or the period from the date of grant to the date the employee is eligible for retirement.  The error resulted in a $2.3 million understatement of wages and benefits expense in the first quarter of 2008.  The Company concluded that this item was not material, and in accordance with SAB 108, adjusted wage and benefits expense for the three months ended March 31, 2008.  There was no impact to the first quarter of 2009.  See the tables below for further details.

Reconciliation Between Amounts Previously Reported and Corrected Amounts

The impact of the stock-based compensation expense correction on financial statement line items is presented below (in millions):

UCCondensed Consolidated Statement of Operations:

	Three Months Ended March 31, 2008
	As Originally Reported	Adjustment	As Corrected
Wages and benefits	$242.4	$2.3	$244.7
Total Operating Expenses	889.2	2.3	891.5
Operating Loss	(49.7)	(2.3)	(52.0)
Loss before income tax	(56.1)	(2.3)	(58.4)
Net Loss	$(35.9)	$(1.4)	$(37.3)
Basic and Diluted Loss Per Share	$(0.97)	$(0.04)	$(1.01)

15BNote 12.             Contingencies

Grievance with International Association of Machinists
In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle.  The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007.  In July 2008, the arbitrator issued a final decision in the matter.  In that decision, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy.  The parties have met, but the matter has not yet been resolved.  Another arbitration hearing has been set for June 2009, with a preliminary hearing in May 2009.  Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment.  MD&A is provided as a supplement to – and should be read in conjunction with – our condensed consolidated financial statements and the accompanying notes.  All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements.  Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission including those listed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  This overview summarizes MD&A, which includes the following sections:

•	First Quarter in Review – highlights from the first quarter of 2009 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations – an in-depth analysis of the results of operations of Alaska and Horizon for the three months ended March 31, 2009.  We believe this analysis will help the reader better understand our condensed consolidated statements of operations.  This section also includes forward-looking statements regarding our view of the remainder of 2009.

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

FIRST QUARTER IN REVIEW
Our consolidated pretax loss was $29.6 million for the first quarter of 2009 compared to $58.4 million in the first quarter of 2008.  The improvement in our pretax earnings was primarily due to a significant decline in aircraft fuel cost from the first quarter of 2008, offset by lower revenues.

•
Economic fuel averaged $1.91 per gallon in the first quarter of 2009, compared to $2.73 in 2008.  This, along with a decline in consumption, resulted in a $115 million reduction in our economic fuel expense for the quarter.

•
Partially offsetting this decline in fuel cost was the 11.6% reduction in operating revenues driven by softening demand in the midst of the current economic turmoil.  In the first quarter, mainline Alaska traffic and Horizon traffic fell by 7.7% and 20.4%, respectively.

Other significant developments during the first quarter of 2009 and through the filing of this Form 10-Q are described below.

Mileage Plan Award
Our Mileage Plan program won the 2008 “Program of the Year” award at the Freddie Awards held in April 2009.  This is the fifth time that we have won this highest award and the second year in a row.  We also won the top prizes for “Best Web Site,” “Best Elite-Level Program,” and “Best Member Communications.”

Update on Labor Negotiations
Alaska recently reached a tentative agreement with the Air Line Pilots Association (ALPA) on a new four-year contract representing Alaska’s pilots.  The financial terms of the agreement will not be disclosed until the vote has been completed, which is expected in late May 2009.  We would note, however, that our objectives were to improve both wage rates and productivity, to close the defined benefit pension plan to new entrants, and to move toward a common profit-sharing program for all of our employees.  We believe this tentative agreement meets these objectives.

Alaska and the Alaska flight attendants agreed on a two-year extension of the current contract.  The new contract will become amendable in April 2012.  As part of the new contract, flight attendants will receive a 1.5% pay increase on May 1, 2010 and May 1, 2011 and will now participate in the same performance-based incentive plan as Alaska’s non-union and dispatch employees.  The flight attendants received a bonus upon ratification of the contract totaling $2.0 million in the aggregate.  This has been recorded in wages and benefits in the condensed consolidated statement of operations for the three months ended March 31, 2009.

Horizon is in negotiations with the following work groups – pilots, flight attendants, technicians and dispatchers.  Horizon’s aircraft technicians recently voted to be represented by the International Brotherhood of Teamsters.  They were previously represented by the Aircraft Mechanics Fraternal Association.

H1N1 Virus
The H1N1 influenza virus, or “swine flu,” is currently impacting travel behavior, specifically travel to and from Mexico where the virus originated.  The World Health Organization has stated that this virus poses a Level 5 threat, which indicates that the outbreak is capable of widespread human infection.  The Centers for Disease Control and Prevention has advised that nonessential travel to and from Mexico be delayed or cancelled until further notice.  However, recent media reports indicate that the virus is milder than originally reported and that the situation appears to be stabilizing.

In response to the decline in passenger demand for travel in the affected markets, we recently announced that we will be reducing our capacity to Mexico destinations beginning July 2, 2009 by 37%, with some selective cancellations beginning immediately.  The capacity will be redeployed to other leisure destination markets, primarily Hawaii.  Flights to and from Mexico represented approximately 13% of Alaska’s total passenger traffic in the first quarter of 2009, generally the highest quarter of the year, and 8% of total traffic in the full year of 2008.  We will be monitoring the situation closely and will make any further changes to our schedule if necessary.

Horizon Fleet Transition
Horizon is in the process of transitioning to an all-Q400 fleet.  As of March 31, 2009, Horizon had six Q200 aircraft remaining, none of which were in the operational fleet.  The total charge associated with removing these aircraft from operation in the first quarter of 2009 was $4.8 million.  This charge represents the estimated loss under potential disposal transactions and may change when the final transactions are complete.

In the first quarter of 2008, our Board of Directors approved the plan to remove Horizon’s CRJ-700 fleet from operations, in addition to the Q200 transition described above.  We are currently evaluating various alternatives to dispose of the remaining 18 CRJ-700 aircraft in the most economically feasible way.  The current economic conditions are hindering the remarketing effort and could result in further delays of the timeline to transition completely to an all-Q400 fleet.  The nature, timing or amount of any potential gain or loss associated with transactions on the remaining aircraft cannot be reasonably estimated at this time.

New Markets
In the first quarter, we announced that Alaska would begin daily non-stop service between Seattle and Austin, Texas beginning August 3, 2009; between Portland, Ore. and Maui beginning July 3, 2009; between Seattle and Houston beginning September 23, 2009; between Seattle and Atlanta beginning October 23, 2009; and between Bellingham, Wash. to Las Vegas beginning June 25, 2009. Alaska also announced new service between Oakland, Calif. and Maui beginning November 9, 2009 four times a week and thrice-weekly service between Oakland and Kona beginning November 10, 2009.

First Bag Service Charge
We recently announced that we will join nearly all major domestic carriers in charging for a first checked bag.  The $15 service charge is effective for tickets purchased beginning May 1, 2009 for travel commencing July 7, 2009.  This fee will not apply to our MVP or MVP Gold Mileage Plan members, for those traveling solely within the state of Alaska, and for certain other passengers.  We believe this fee will generate at least $70 million of incremental revenue on an annual basis and $30 million of incremental revenue for the remainder of 2009.  Our desire is to keep our base ticket prices competitive and to allow our customers to pay only for the added services that they use.

New Luggage Guarantee
We have also introduced a guarantee to compensate passengers if their bags are not at the baggage claim within 25 minutes after their flight parks at the gate.  Passengers will have the choice of 2,500 Mileage Plan miles or a $25 voucher that can be used on a future flight.  This guarantee is for all passengers with luggage, including those that were not subject to the service charge. We believe that we are the only airline to offer this guarantee to customers.

On-Board Wi-Fi
Alaska began testing its in-flight Wi-Fi service during the first quarter of 2009.  The initial customer feedback has been positive, and we expect to retrofit approximately half of Alaska’s fleet in 2009 and the remaining half in 2010.  We are now evaluating pricing models for use of the service.

Impact of Mt. Redoubt Eruptions
The eruptions of Mt. Redoubt in Alaska significantly impacted our operations during the first quarter.  As the safety of our passengers and employees is our highest priority, we cancelled more than 300 flights in and out of the state of Alaska affecting more than 20,000 passengers.  Most of those passengers were re-accommodated on other flights.  The overall financial impact of the operational disruption was not material to our financial results.

Outlook
Looking ahead, advance bookings for May and June 2009 are down at both Alaska and Horizon compared to the same period of 2008.  We believe the advance booking trends show signs of weakness in demand, which will have a negative impact on ticket yields and unit revenues.  If demand continues to deteriorate, we are prepared to reduce capacity further in the fall of 2009.  We will continue to focus on reducing and/or redeploying our capacity to optimize load factors and revenue performance.  We currently expect Alaska mainline capacity to decline 6% and Horizon total system capacity to decline by 9% in 2009 compared to 2008.

RESULTS OF OPERATIONS
COMPARISON OF QUARTER ENDED MARCH 31, 2009 TO QUARTER ENDED MARCH 31, 2008
Our consolidated net loss for the first quarter of 2009 was $19.2 million, or $0.53 per share, compared to a net loss of $37.3 million, or $1.01 per share, in 2008.  Both periods include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market accounting related to our fuel hedge portfolio.  In the first quarter of 2009, we recognized net mark-to-market gains of $10.0 million ($6.2 million after tax, or $0.17 per share), compared to gains of $0.7 million ($0.4 million after tax, or $0.01 per share) in the first quarter of 2008.  These gains offset aircraft fuel expense.

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

Our consolidated results are primarily driven by the results of our two operating carriers. Alaska and Horizon reported pretax losses of $18.3 million and $10.5 million, respectively, in the first quarter of 2009. Financial and statistical data for Alaska and Horizon are shown on pages 22 and 29, respectively. An in-depth discussion of the results of Alaska and Horizon begins on pages 23 and 30, respectively.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended March 31
Financial Data (in millions):	2009		2008		% Change
Operating Revenues:
Passenger	$539.8		$607.3		(11.1)
Freight and mail	18.3		21.3		(14.1)
Other - net	33.2		34.4		(3.5)
Total mainline operating revenues	591.3		663.0		(10.8)
Passenger - purchased capacity	61.8		70.4		(12.2)
Total Operating Revenues	653.1		733.4		(10.9)

Operating Expenses:
Wages and benefits	197.4		192.1		2.8
Variable incentive pay	7.1		2.6		173.1
Aircraft fuel, including hedging gains and losses	131.9		233.7		(43.6)
Aircraft maintenance	46.3		42.1		10.0
Aircraft rent	26.5		28.2		(6.0)
Landing fees and other rentals	40.8		41.9		(2.6)
Contracted services	30.5		34.7		(12.1)
Selling expenses	19.1		26.5		(27.9)
Depreciation and amortization	43.3		38.8		11.6
Food and beverage service	11.0		11.7		(6.0)
Other	42.8		41.8		2.4
Total mainline operating expenses	596.7		694.1		(14.0)
Purchased capacity costs	62.7		76.7		(18.3)
Total Operating Expenses	659.4		770.8		(14.5)

Operating Loss	(6.3)		(37.4)		NM

Interest income	10.1		13.1
Interest expense	(23.0)		(21.8)
Interest capitalized	2.5		5.9
Other - net	(1.6)		0.4
	(12.0)		(2.4)

Loss Before Income Tax	$(18.3)		$(39.8)		NM

Mainline Operating Statistics:
Revenue passengers (000)	3,573		4,080		(12.4)
RPMs (000,000) "traffic"	4,179		4,526		(7.7)
ASMs (000,000) "capacity"	5,520		6,084		(9.3)
Passenger load factor	75.7%		74.4%		1.3pts
Yield per passenger mile	12.92	¢	13.42	¢	(3.7)
Operating revenue per ASM	10.71	¢	10.90	¢	(1.7)
Passenger revenue per ASM	9.78	¢	9.98	¢	(2.0)
Operating expenses per ASM	10.81	¢	11.41	¢	(5.3)
Aircraft fuel cost per ASM	2.39	¢	3.84	¢	(37.8)
Aircraft fuel cost per gallon	$1.80		$2.72		(33.9)
Economic fuel cost per gallon	$1.91		$2.72		(29.8)
Fuel gallons (000,000)	73.3		85.9		(14.7)
Average number of full-time equivalent employees	9,021		9,881		(8.7)
Aircraft utilization (blk hrs/day)	9.9		10.8		(8.3)
Average aircraft stage length (miles)	1,016		969		4.9
Operating fleet at period-end	112		115		(3	) a/c

Purchased Capacity Operating Statistics:
RPMs (000,000)	215		267		(19.5)
ASMs (000,000)	316		363		(12.9)
Passenger load factor	68.0%		73.6%		(5.6) pts
Yield per passenger mile	28.74	¢	26.37	¢	9.0
Operating revenue per ASM	19.56	¢	19.39	¢	0.8
Operating expenses per ASM	19.84	¢	21.13	¢	(6.1)

NM = Not Meaningful

ALASKA AIRLINES
Alaska reported a loss before income taxes of $18.3 million during the first quarter of 2009 compared to a $39.8 million loss in the first quarter of 2008. The improvement is primarily the result of the significant decline in fuel cost between the periods and a $9.6 million decline in non-fuel operating expenses, partially offset by an $80.3 million decline in total operating revenue.

ALASKA REVENUES
Total operating revenues decreased $80.3 million, or 10.9%, during the first quarter of 2009 as compared to the same period in 2008.  The components of Alaska’s revenue are summarized in the following table:

	March 31, 2009	March 31, 2008	% Change
Passenger revenue - mainline	$539.8	$607.3	(11.1)
Freight and mail	18.3	21.3	(14.1)
Other - net	33.2	34.4	(3.5)
Total mainline operating revenues	$591.3	$663.0	(10.8)
Passenger revenue - purchased capacity	61.8	70.4	(12.2)
Total Operating Revenues	$653.1	$733.4	(10.9)

Operating Revenue – Mainline
Mainline passenger revenue declined 11.1% on a 9.3% decrease in capacity and a 2.0% decrease in passenger revenue per available seat mile (PRASM).  The decline in PRASM was driven by a 3.7% decrease in yields and slightly higher load factor compared to the first quarter of 2008.  The decline in yields reflects the overall economic climate and the resulting discounting of fares and is also a result of longer average trip lengths.  Sequentially, PRASM improved by 5% in January, but declined by 4% in February and just over 6% in March when compared to the prior-year periods.  The shift in the timing of Easter negatively impacted March results.  Regionally, we saw strength in the Hawaii and Alaska long-haul markets and weakness in the Bay area and Southern California markets.

Our load factor in April 2009 was 78.9%, which is slightly higher than the 76.9% in April 2008, primarily due to the shift of the Easter holiday from March in 2008 to April of this year.  Our advance bookings currently suggest that load factors will be down two points and four points in May and June, respectively, compared to the prior year. We believe that the advances indicate further demand weakness, which will have a negative impact on ticket yields.

Ancillary revenues included in passenger revenue increased from $17.9 million in the first quarter of 2008 to $22.2 million in the first quarter of 2009.  The increase is primarily due to the implementation of a second checked bag fee in the third quarter of 2008 and an increase in other fees, partially offset by a decline in the number of passengers.  Ancillary revenues will increase when the first bag service charges becomes effective.

Freight and mail revenue decreased by $3.0 million, or 14.1%, primarily as a result of lower volumes and lower fuel surcharges.

Other – net revenues declined $1.2 million, or 3.5%.  Mileage Plan revenues declined by $2.2 million primarily as a result of a decline in award redemptions on other airlines compared to the first quarter of 2008.

Passenger Revenue – Purchased Capacity
Passenger revenue – purchased capacity decreased by $8.6 million to $61.8 million because of a 19.5% decrease in passenger traffic, offset by a slight increase in unit revenues compared to the prior year.  Unit revenues have increased as a result of a 9.0% increase in yields, largely offset by a 5.6-point decline in load factors.

ALASKA EXPENSES
For the quarter, total operating expenses declined $111.4 million compared to the same period in 2008 mostly as a result of the significant decreases in fuel expense. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

Operating Expenses (in millions)	March 31, 2009	March 31, 2008	% Change
Mainline operating expenses	$596.7	$694.1	(14.0)
Purchased capacity costs	62.7	76.7	(18.3)
Total Operating Expenses	$659.4	$770.8	(14.5)

Mainline Operating Expenses
Total mainline operating expenses decreased $97.4 million from the first quarter of 2008. The decline was primarily due to the $101.8 million decrease in aircraft fuel expense compared to the first quarter of 2008 and relatively flat non-fuel operating expenses.  Significant individual expense variances from the first quarter of 2008 are described more fully below.

Wages and Benefits
Wages and benefits were up $5.3 million, or 2.8%, compared to the first quarter of 2008.  The increase is primarily due to a $10.8 increase in our defined-benefit pension cost and a $2.0 million signing bonus associated with the new two-year extension to the current contract with Alaska’s flight attendants, offset by an 8.7% reduction in Alaska's full-time equivalent employees.

Variable Incentive Pay
Variable incentive pay increased from $2.6 million in the first quarter of 2008 to $7.1 million in the first quarter of 2009. The increase reflects higher year-over-year accruals for profit-based incentives that are based on estimated full-year results.  The increase can also be attributed to the addition of flight attendants to the Air Group performance-based incentive plan, which results in a larger expected payout for 2009 than the variable pay plan under which they were previously covered.  This change is a component of the newly ratified contract with Alaska’s flight attendants.

Aircraft Fuel
Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio included in our income statement as the value of the portfolio increases and decreases.  By definition, our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses in the value of underlying instrument as crude oil prices increase or decrease.  Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees.  Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S.  Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense decreased $101.8 million, or 43.6%, compared to the first quarter of 2008.  The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	73.3	85.9	(14.7)
Raw price per gallon	$1.62	$3.00	(46.0)
Total raw fuel expense	$118.8	$257.7	(53.9)
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	13.1	(24.0)	NM
Aircraft fuel expense	$131.9	$233.7	(43.6)
NM = Not Meaningful

Fuel gallons consumed decreased by 14.7% primarily as a result of the 9.3% decrease in capacity and improved fuel efficiency of our fleet as we completed the fleet transition out of the less-efficient MD-80 aircraft to newer, more-efficient B737-800 aircraft in the second half of 2008.

The raw fuel price per gallon declined by 46.0% as a result of lower West Coast jet fuel prices that were due to a considerable decrease in crude oil costs and refinery margins.  Based on the current price of jet fuel, we expect that the raw price per gallon in 2009 will be significantly lower than in 2008.

We also evaluate economic fuel expense, which we define as raw fuel expense less the cash we receive from hedge counterparties for hedges that settle during the period, offset by the premium expense that we paid for those contracts. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio.  When we refer to economic fuel expense, we include gains and losses only when they are realized for those contracts that were settled during the period based on their original contract terms.  The realized gains or losses include any cash settlement paid to or received from the hedge counterparties and the recognition of any premiums originally paid for the settled contracts.  We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

Our economic fuel expense is calculated as follows:

	Three Months Ended March 31
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$118.8	$257.7	(53.9)
Plus or minus: net of cash received from settled hedges and premium expense recognized	21.4	(24.2)	NM
Economic fuel expense	$140.2	$233.5	(40.0)
Fuel gallons consumed	73.3	85.9	(14.7)
Economic fuel cost per gallon	$1.91	$2.72	(29.8)

NM = Not meaningful

As noted in the table above, the total net amount recognized for hedges that settled during the period was $21.4 million in the first quarter of 2009, which represents the premium expense recognized for those hedges net of any cash received or paid upon settlement, compared to a net cash benefit of $24.2 million in 2008.  The decrease is primarily due to the significant decrease in crude oil prices over the past year combined with the higher average exercise prices on hedge contracts that settled this quarter compared to the first quarter of 2008.

We currently expect economic fuel expense to be significantly lower for the full year of 2009 than in 2008 because of lower jet fuel prices.

Aircraft Maintenance
Aircraft maintenance increased by $4.2 million, or 10.0%, compared to the prior-year quarter because of a higher average cost of airframe maintenance events and a new power-by-the-hour maintenance agreement on our B737-700 and B737-900 aircraft engines, partially offset by the benefits of our fleet transition as we have replaced all of our aging MD-80s with newer B737-800s. Our current expectation is that aircraft maintenance costs will be higher for the balance of 2009 compared to 2008 because of the timing of certain required maintenance events and the power-by-the-hour contract.

Contracted Services
Contracted services declined by $4.2 million, or 12.1%, compared to the first quarter of 2008 as a result of the reduction in the number of flights operated throughout our system where vendors are used.

Selling Expenses
Selling expenses declined by $7.4 million, or 27.9%, compared to the first quarter of 2008 as a result of lower credit card and travel agency commissions and lower ticket distribution costs resulting from the decline in passenger traffic.  We expect selling expense to be lower than 2008 levels for the next two quarters because of lower traffic levels, partially offset by higher advertising expense supporting our North of Expected campaign.

Depreciation and Amortization
Depreciation and amortization increased $4.5 million, or 11.6%, compared to the first quarter of 2008.  This is primarily due to the additional B737-800 aircraft delivered in the last nine months of 2008 and the first quarter of 2009.

Aircraft Rent
Aircraft rent declined $1.7 million, or 6.0%, compared to the first three months of 2008.  The decline was primarily due to the removal of all remaining MD-80 aircraft from our operating fleet in 2008 and the return of six B737-400 aircraft since the first quarter of 2008.  These declines were partially offset by the sale-leaseback transactions for six B737-800 aircraft that were completed in February and March 2009.  We expect that rent expense will be higher in the second quarter and the full year as compared to 2008 because of these sale-leaseback transactions.

Mainline Unit Costs per Available Seat Mile
Operating costs per ASM (CASM) is an important metric in the industry, and we use it to gauge the effectiveness of our cost-reduction efforts.  Our effort to reduce unit cost focuses primarily on reducing the actual dollars we spend to the maximum extent possible with declines in capacity and, in a period of growth, increasing our capacity without adding a commensurate amount of cost.

Our mainline operating costs per mainline ASM are summarized below:

	Three Months Ended March 31
	2009		2008		% Change
Total mainline operating expenses per ASM (CASM)	10.81	¢	11.41	¢	(5.3)
CASM includes the following components:
Aircraft fuel cost per ASM	2.39	¢	3.84	¢	(37.8)

We have separately listed in the above table our fuel costs per ASM.  These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress.  We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

•
By eliminating fuel expense and certain special items from our unit cost metrics, we believe that we have better visibility into the results of our non-fuel cost-reduction initiatives.  Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results.  In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

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

•
Mainline cost per ASM excluding fuel (and other items as specified in our plan documents) is an important metric for the employee incentive plan that covers company management and certain other employee groups.

•
Mainline cost per ASM excluding fuel and certain special items is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airlines to others in the industry.  The measure is also the subject of frequent questions from investors.

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

•
Although we disclose our “mainline” passenger unit revenues for Alaska, we do not (nor are we able to) evaluate mainline unit revenues excluding the impact that changes in fuel costs have had on ticket prices.  Fuel expense represents a large percentage of our total mainline operating expenses.  Fluctuations in fuel prices often drive changes in unit revenues in the mid-to-long term.  Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

We currently forecast our mainline costs per ASM excluding fuel and other special items for the second quarter and full year of 2009 to be up 9% and 8%, respectively, compared to 2008.  The full-year forecast includes an estimate of the impact of the tentative agreement with Alaska’s pilots.

Purchased Capacity Costs
Purchased capacity costs declined $14.0 million, or 18.3%, compared to the first quarter of 2008 to $62.7 million in the first quarter of 2009.  Of the total, $57.8 million was paid to Horizon under the CPA for 299 million ASMs, a capacity decline of 13.1% from the first quarter of 2008. This expense is eliminated in consolidation.

Horizon Air Financial and Statistical Data (unaudited)

	Three Months Ended March 31
Financial Data (in millions):	2009		2008		% Change
Operating Revenues:
Passenger - brand flying	$86.6		$102.7		(15.7)
Passenger - Alaska capacity purchase arrangement	57.8		71.4		(19.0)
Total passenger revenue	144.4		174.1		(17.1)
Freight and mail	0.7		0.6		16.7
Other - net	1.7		2.5		(32.0)
Total Operating Revenues	146.8		177.2		(17.2)

Operating Expenses:
Wages and benefits	46.4		50.7		(8.5)
Variable incentive pay	2.2		1.0		120.0
Aircraft fuel, including hedging gains and losses	25.8		48.3		(46.6)
Aircraft maintenance	13.4		15.9		(15.7)
Aircraft rent	11.5		15.4		(25.3)
Landing fees and other rentals	13.7		14.4		(4.9)
Contracted services	7.5		8.0		(6.3)
Selling expenses	5.9		8.0		(26.3)
Depreciation and amortization	9.2		10.2		(9.8)
Food and beverage service	0.6		0.6		-
Other	11.0		12.8		(14.1)
Fleet transition costs - Q200	4.8		5.8		NM
Total Operating Expenses	152.0		191.1		(20.5)

Operating Loss	(5.2)		(13.9)		NM

Interest income	0.4		1.4
Interest expense	(5.9)		(5.7)
Interest capitalized	0.3		0.6
Other - net	(0.1)		-
	(5.3)		(3.7)

Loss Before Income Tax	$(10.5)		$(17.6)		NM

Operating Statistics:
Revenue passengers (000)	1,546		1,852		(16.5)
RPMs (000,000) "traffic"	524		658		(20.4)
ASMs (000,000) "capacity"	787		942		(16.5)
Passenger load factor	66.6%		69.9%		(3.3)pts
Yield per passenger mile	27.56	¢	26.46	¢	4.2
Operating revenue per ASM	18.65	¢	18.81	¢	(0.8)
Passenger revenue per ASM	18.35	¢	18.48	¢	(0.7)
Operating expenses per ASM	19.31	¢	20.29	¢	(4.8)
Aircraft fuel cost per ASM	3.27	¢	5.13	¢	(36.2)
Fleet transition costs per ASM	0.61	¢	0.62	¢	NM
Aircraft fuel cost per gallon	$1.78		$2.73		(34.8)
Economic fuel cost per gallon	$1.90		$2.78		(31.7)
Fuel gallons (000,000)	14.5		17.7		(18.1)
Average number of full-time equivalent employees	3,382		3,851		(12.2)
Aircraft utilization (blk hrs/day)	8.3		8.3		0.0
Average aircraft stage length (miles)	315		345		(8.7)
Operating fleet at period-end	55		66		(11 a/c )

NM = Not Meaningful

HORIZON AIR
Horizon reported a loss before income taxes of $10.5 million during the first quarter of 2009 compared to $17.6 million in the same period of 2008.  The $7.1 million improvement is primarily due to lower aircraft fuel and non-fuel operating expenses, partially offset by a 17.2% decline in operating revenues.

HORIZON REVENUES
For the first quarter of 2009, operating revenues decreased $30.4 million, or 17.2%, compared to 2008.  Horizon’s passenger revenues are summarized in the table below:

	March 31, 2009		March 31, 2008
Revenues (in millions) and % of ASMs	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon "brand" flying	$86.6	62	$102.7	63
Revenue from CPA with Alaska	57.8	38	71.4	37
Total passenger revenue and % of ASMs	$144.4	100	$174.1	100

Line-of-business information is presented in the table below.  In the CPA arrangement with Alaska, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity.  As a result, yield and load factor information for the CPA arrangement are not presented.

	Three Months Ended March 31, 2009
	Capacity and Mix				Load Factor			Yield			RASM
	2009 Actual (in millions)	2008 Actual (in millions)	Change Y-O-Y	Current % Total	Actual	Point Change Y-O-Y		Actual		Change Y-O-Y	Actual (in millions)		Change Y-O-Y
Brand Flying	488	598	(18.4%)	62	65.5%	(1.7)	pts	27.09	¢	6.0%	18.24	¢	3.0%
Alaska CPA	299	344	(13.1%)	38	NM	NM		NM		NM	NM		NM
System Total	787	942	(16.5%)	100	66.6%	(3.3)	pts	27.56	¢	4.2%	18.65	¢	(0.8%)
NM = Not meaningful

System-wide, Horizon’s operating unit revenues were down 0.8% compared to the first quarter of 2008.  This was a result of a 4.2% increase in passenger yields offset by a 3.3-point decline in load factors.

Horizon brand flying includes those routes in the Horizon system not covered by the Alaska CPA. Horizon has the inventory and revenue risk in those markets.  Passenger revenue from Horizon brand flying decreased $16.1 million or 15.7% on an 18.4% decrease in brand capacity, offset by a 3.4% increase in passenger unit revenues. The increase in unit revenues is primarily due to a 6.0% improvement in yield in those markets, partially offset by lower load factors.

Revenue from the CPA with Alaska totaled $57.8 million during the first quarter of 2009 compared to $71.4 million in the first quarter of 2008. The decline is primarily due to a 13.1% decrease in capacity provided under this arrangement and a significant decline in the associated fuel cost.  Under the CPA, the fee paid by Alaska is based on Horizon’s operating costs plus a specified margin.  This revenue is eliminated in consolidation.

HORIZON EXPENSES
Total operating expenses decreased $39.1 million, or 20.5%, as compared to the same period in 2008. Fuel costs declined substantially due to the steep drop in crude oil prices and lower consumption.  Station costs, landing fees and other variable operational costs also declined because of the reduction in capacity from the first quarter of 2008.

Other significant period-over-period changes in the components of operating expenses are as follows:

Wages and Benefits
Wages and benefits decreased $4.3 million, or 8.5%, as a result of a 12.2% decline in full-time equivalent employees, offset by slightly higher wages per employee.  The higher wages per employee is due to a higher average employee seniority level as the recent furloughs have impacted less senior employees.  We expect that wages and benefits will be lower for the full year when compared to 2008.

Aircraft Fuel
Aircraft fuel decreased $22.5 million, or 46.6%, compared to the first quarter of 2008.  The elements of the change are illustrated in the following table:

	Three Months Ended March 31
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	14.5	17.7	(18.1)
Raw price per gallon	$1.59	$3.06	(48.0)
Total raw fuel expense	$23.1	$54.2	(57.4)
Impact on fuel expense from (gains) and losses arising from fuel-hedging activities	2.7	(5.9)	NM
Aircraft fuel expense	$25.8	$48.3	(46.6)
 NM = Not meaningful

The 18.1% decrease in gallons consumed is primarily a function of the reduction in capacity.

The raw fuel price per gallon declined by 48.0% as a result of lower West Coast jet fuel prices that were due to a considerable decrease in crude oil costs and refinery margins.  Based on the current price of jet fuel, we expect that the raw price per gallon in 2009 will be significantly lower than in 2008.

Our economic fuel expense is calculated as follows:
	Three Months Ended March 31
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$23.1	$54.2	(57.4)
Plus or minus: net of cash received from settled hedges and premium expense recognized	4.4	(5.0)	NM
Economic fuel expense	$27.5	$49.2	(44.1)
Fuel gallons consumed	14.5	17.7	(18.1)
Economic fuel cost per gallon	$1.90	$2.78	(31.7)

NM = Not meaningful

As noted in the table above, the total net amount recognized for hedges that settled during the period was $4.4 million in the first quarter of 2009, which represents the premium expense recognized for those hedges net of any cash received or paid upon settlement, compared to a net cash benefit of $5.0 million in 2008.  The decrease is primarily due to the significant decrease in crude oil prices over the past year combined with the higher average contract prices on contracts that settled this quarter compared to the first quarter of 2008.

We currently expect economic fuel expense to be lower for the full year of 2009 than in 2008 because of lower jet fuel prices.

Aircraft Rent
Aircraft rent declined $3.9 million, or 25.3%, as a result of the complete transition out of the Q200 fleet, all of which were leased, and the sublease of two CRJ-700 aircraft in late 2008.

Fleet Transition Costs
Fleet transition costs associated with the sublease of Q200 aircraft were $4.8 million during the first quarter of 2009, compared to $5.8 million in the same period of 2008.  The first quarter 2009 charge represents the estimated lease termination cost associated with the final six Q200 aircraft that were completely removed from operation in the first quarter.  The amount recorded is an estimate based on potential disposal transactions and may change when the final transactions are complete.

Operating Costs per Available Seat Mile (CASM)
Our operating costs per ASM are summarized below:

	Three Months Ended March 31
	2009		2008		% Change
Total operating expenses per ASM (CASM)	19.31	¢	20.29	¢	(4.8)
CASM includes the following components:
Aircraft fuel cost per ASM	3.27	¢	5.13	¢	(36.2)
Fleet transition costs per ASM	0.61	¢	0.62	¢	NM

NM = Not meaningful

We currently forecast our costs per ASM excluding fuel for the second quarter and full year of 2009 to be up 4% to 5% and 5% to 6%, respectively, compared to 2008.  The increase is primarily attributable to the capacity reductions and an expected increase in scheduled maintenance events and related costs, offset by declines in other non-fuel operating expenses.

Consolidated Nonoperating Income (Expense)
Net nonoperating expense was $17.7 million in the first quarter of 2009 compared to $6.4 million in the first quarter of 2008.  Interest income declined $2.0 million compared to the first quarter of 2008 as a result of lower average portfolio returns, offset by a higher average cash and marketable securities balance. Interest expense increased $3.4 million primarily resulting from new debt arrangements in 2008 and the first quarter of 2009, partially offset by lower interest rates on our variable-rate debt.  Capitalized interest was $3.7 million lower than in the first quarter of 2008 because of lower advance aircraft purchase deposits.

Consolidated Income Tax Expense (Benefit)
We provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual rate.  For the first quarter of 2009, we used the actual year-to-date effective tax rate, as we believe it to be our best estimate of the full-year rate at this time because of the difficulty in estimating the full-year pretax income or loss and our resulting effective income tax rate.  Our effective income tax benefit rate on the pretax loss for the first quarter of 2009 was 35.1%, compared to 36.1% in the first quarter of 2008.  In arriving at this rate, we considered a variety of factors, including year-to-date pretax results, the U.S. federal rate of 35%, estimated year-to-date nondeductible expenses and estimated state income taxes.

We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pretax income or loss and the magnitude of any nondeductible expenses in relation to that pretax amount.

Critical Accounting Estimates
For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES
Because of the current economic recession, we continue to focus on preserving our liquidity position.  Our primary sources of liquidity are:

•	Expected cash from operations;

•
Aircraft financing, such as the first quarter sale-leaseback transactions on six of our B737-800 aircraft resulting in net proceeds of $230 million and the financing of two B737-800 aircraft in early May 2009 resulting in proceeds of $60 million.

•	Our eight remaining unencumbered aircraft in our fleet that could be financed, if necessary and if financing is available with terms that are acceptable to us;

•	Our $185 million bank line-of-credit facility;

•	Our $152 million pre-delivery payment facility;

•	Other sources such as the financing of aircraft parts or receivables or a “forward sale” of mileage credits to our bank partner.

We believe that our current cash and marketable securities balance of $1.04 billion combined with future cash flows from operations and other sources of liquidity will fund our operations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in U.S. government securities, asset-backed obligations and corporate debt securities.  We do not invest in equities or auction-rate securities.  As of March 31, 2009, our net unrealized loss on our $1.04 billion cash and marketable securities balance was $0.7 million.

The table below presents the major indicators of financial condition and liquidity.

	March 31, 2009	December 31, 2008	Change
(in millions, except per share and debt-to-capital amounts)
Cash and marketable securities	$1,043.0	$1,077.4	$(34.4)
Cash and marketable securities as a percentage of last twelve months revenue	29%	29%	--
Long-term debt, net of current portion	1,619.3	1,596.3	23.0
Shareholders' equity	657.3	661.9	(4.6)
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	80%: 20%	81%:19%	NA

During the three months ended March 31, 2009, our cash and marketable securities decreased $34.4 million to $1.04 billion.  The following discussion summarizes the primary drivers of the increase and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS
Cash Provided by Operating Activities
During the first quarter of 2009, net cash provided by operating activities was $15.3 million, compared to a $34.4 million generated in the first quarter of 2008. The decrease in operating cash flow was primarily due to the decline of cash inflows for advance ticket sales as compared to the 2008 first quarter.  We expect to generate cash from operations for the full year, but anticipate consuming substantially all of that cash plus additional debt proceeds for capital expenditures and debt payments in 2009.

Cash Used in Investing Activities
Cash used in investing activities was $235.8 million during the first quarter of 2009, compared to $221.6 million during the same period of 2008.  Our capital expenditures were higher than the first quarter of 2008 as we purchased two Q400 aircraft and six B737-800 aircraft in the first quarter of 2009 compared to none and three, respectively, in 2008.

We currently expect total capital expenditures for 2009 to be as follows (in millions):
	Aircraft-related	Non-aircraft	Total
Alaska	$312	$73	$385
Horizon	73	6	79
Total Air Group	$385	$79	$464

The increase from prior guidance in expected non-aircraft capital expenditures at Alaska is primarily due to projected costs associated with our likely move to a different terminal at Los Angeles International Airport in early 2010.  We have estimated expenditures of $20 million for 2009, although total project costs through 2010 will likely be higher.  Details of the funding mechanism and cost-sharing arrangements have not yet been worked out with the airport authority.  As a result, this estimate is subject to change.

Cash Provided by Financing Activities
Net cash provided by financing activities was $174.5 million during the first quarter of 2009 compared to $194.8 million during the same period of 2008.  We completed sale-leaseback transactions on six B737-800 aircraft for net proceeds of $230 million and we obtained debt financing for two of our recently purchased Q400s and one new B737-800 aircraft. Offsetting this increase were normal long-term debt payments of $33.0 million, $13.5 million of payments on our pre-delivery payment facility, and a $75 million payment on our bank line-of-credit facility.

Bank Line-of-Credit Facility
Alaska has a $185 million variable-rate credit facility that expires in March 2010.  As of December 31, 2008, $75 million was outstanding on the facility.  The outstanding amount was repaid in the first quarter of 2009 resulting in no outstanding borrowings as of March 31, 2009.

Pre-delivery Payment Facility
Alaska’s $152 million variable-rate revolving loan facility is available to provide a portion of the pre-delivery funding requirements of Alaska’s purchase of new Boeing 737-800 aircraft under the current aircraft purchase agreement. The facility expires on August 31, 2011.  As of March 31, 2009, $29.1 million was outstanding.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements
Aircraft Purchase Commitments
In April 2009, Alaska entered into an agreement with Boeing to defer the delivery of a number of B737-800 aircraft and exercised options for an additional four aircraft to be delivered in 2014 and 2015.  Currently, we do not plan to take any B737-800 aircraft deliveries in 2011.  Horizon is currently in discussions with Bombardier to defer all remaining 2009, 2010 and 2011 Q400 deliveries to later periods.  A final agreement has not yet been executed, so the delivery schedule below is based on the current commitment.  We expect to reach an agreement on a revised delivery schedule later in the second quarter of this year.

Given the revised Boeing delivery schedule noted above, we have firm orders to purchase 30 aircraft requiring future aggregate payments of approximately $743 million, as set forth below.  Alaska has options to acquire 40 additional B737s and Horizon has options to acquire 10 Q400s.  Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft through operating lease arrangements, long-term debt or internally generated cash.

The following table summarizes aircraft purchase commitments as of March 31, 2009 (as amended in April 2009) and payments by year:

	Delivery Period - Firm Orders
	April 1 –					Beyond
Aircraft	December 31, 2009	2010	2011	2012	2013	2013	Total
Boeing 737-800	4	7	-	2	2	4	19
Bombardier Q400	3	7	1	-	-	-	11
Total	7	14	1	2	2	4	30
Payments (Millions)	$183.3	$262.0	$61.1	$71.2	$76.0	$89.2	$742.8

The remaining 2009 deliveries of B737-800 aircraft are all expected to occur in the second quarter.  The remaining Q400 deliveries are scheduled to occur in the fourth quarter of 2009, although we expect that all of the Q400 deliveries will be deferred as discussed above.

We had also planned to sell up to four B737-700 aircraft in 2009, but the current economic environment is hindering our remarketing efforts and we believe it will likely be difficult to sell those aircraft this year.

Contractual Obligations
The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of March 31, 2009.
	April 1 –					Beyond
(in millions)	December 31, 2009	2010	2011	2012	2013	2013	Total
Current and long-term debt obligations	$99.2	$140.9	$176.0	$220.5	$179.6	$938.4	$1,754.6
Current and long-term portions of the pre-delivery payment facility	29.1	-	-	-	-	-	29.1
Operating lease commitments (1)	122.5	235.2	202.1	201.2	154.2	573.6	1,488.8
Aircraft purchase commitments	183.3	262.0	61.1	71.2	76.0	89.2	742.8
Interest obligations (2)	71.3	101.4	90.3	77.5	63.1	203.1	606.7
Other purchase obligations (3)(4)	44.8	65.3	51.9	52.2	42.2	54.3	310.7
Total	$550.2	$804.8	$581.4	$622.6	$515.1	$1,858.6	$4,932.7

(1) Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.  The aircraft operating leases include lease obligations for four leased MD-80 aircraft and six leased Q200 aircraft, all of which we retired earlier than expected in connection with our fleet transition plans.  We have accrued these leases based on their discounted future cash flows and we remain obligated under the existing lease contracts on these aircraft.
(2) For variable-rate debt, future obligations are shown above using interest rates in effect as of March 31, 2009.
(3) Includes minimum obligations under our long-term power-by-the-hour maintenance agreements for all B737 engines other than the B737-800.
(4) Excludes $23.7 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Pension Obligations
The "Contractual Obligations" table above excludes contributions to our various pension plans, which could be approximately $45 million to $75 million per year based on our historical funding practice, or significantly higher if plan assets continue to decline with further market deterioration.  There is no minimum required contribution in 2009, although if the value of the pension plan assets does not improve by the end of 2009, there will likely be a required contribution in 2010.

Effect of Inflation
Inflation and price changes other than for aircraft fuel and passenger fares do not have a significant effect on our operating revenues, operating expenses and operating income.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2008 10-K except as follows:

Market Risk – Aircraft Fuel
Currently, our fuel-hedging portfolio consists almost exclusively of crude oil call options.  We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices.  Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices.  With these call option contracts, we still benefit from the decline in crude oil prices, as there is no downward exposure other than the premiums that we pay to enter into the contracts.  Although to a lesser extent, we also use collar structures for fuel hedging purposes.  We believe there is risk in not hedging against the possibility of fuel price increases.  We estimate that a 10% increase or decrease in crude oil prices as of March 31, 2009 would increase or decrease the fair value of our $35.2 million hedge portfolio by approximately $14.3 million and $11.9 million, respectively.

Our fuel-hedge portfolio at March 31, 2009 includes a $5.7 million liability associated with collar structures that would require future cash outlays if oil prices remained below the strike price.  We do not have any collateral held by counterparties to these agreements as of March 31, 2009.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.  We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions.  For more discussion, see Note 3 to our consolidated financial statements.

Financial Market Risk
In this current economic environment, significant volatility in market values and interest rates is common.  Credit markets have tightened and the availability of debt financing has greatly diminished.  We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio.  Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates.  This exposure is somewhat mitigated through our variable-rate investment portfolio.  We have investments in marketable securities, which are exposed to market risk associated with changes in interest rates and market values.  We do not currently invest in equity securities or auction-rate securities, only government and corporate bond obligations.  As of March 31, 2009, the net unrealized loss on our $1.04 billion cash and marketable securities balance was $0.7 million.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting
We made no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In July 2008, the arbitrator issued a ruling in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy. The parties have met, but the matter has not yet been resolved.  Another arbitration hearing has been set for June 2009, with a preliminary hearing in May 2009.  Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

ITEM 1A.  RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None during the three months ended March 31, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6.   EXHIBITS
See Exhibit Index on page 40.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  May 8, 2009

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

Exhibits 32.1 and 32.2 are being furnished pursuant to 18 U.S.C. Section 1350 and shall not deemed to be “filed” or purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”,) or otherwise subject to the liability of that section. Such exhibits  shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

* Filed herewith.