Form 10-Q
period 2009-08-06
ALASKA AIR GROUP INC
filed 2009-08-07
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The registrant has 35,117,308 common shares, par value $1.00, outstanding at July 31, 2009.

ALASKA AIR GROUP, INC.
Quarterly Report on Form 10-Q for the three months ended June 30, 2009

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS
(in millions)	June 30, 2009	December 31, 2008
Current Assets
Cash and cash equivalents	$163.3	$283.1
Marketable securities	958.5	794.3
Total cash and marketable securities	1,121.8	1,077.4
Receivables - net	156.5	116.7
Inventories and supplies - net	43.6	51.9
Deferred income taxes	158.2	164.4
Fuel hedge contracts	39.4	16.5
Prepaid expenses and other current assets	74.4	82.0
Total Current Assets	1,593.9	1,508.9

Property and Equipment
Aircraft and other flight equipment	3,594.6	3,431.0
Other property and equipment	627.1	608.6
Deposits for future flight equipment	179.3	309.8
	4,401.0	4,349.4
Less accumulated depreciation and amortization	1,246.8	1,181.7
Total Property and Equipment - Net	3,154.2	3,167.7

Fuel Hedge Contracts	39.9	35.9

Other Assets	153.3	123.1

Total Assets	$4,941.3	$4,835.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
(in millions except share amounts)	June 30, 2009	December 31, 2008
Current Liabilities
Accounts payable	$52.5	$59.6
Accrued aircraft rent	61.6	64.4
Accrued wages, vacation and payroll taxes	124.4	119.5
Other accrued liabilities	509.0	475.4
Air traffic liability	421.5	372.7
Fuel hedge contracts liability	4.1	24.1
Current portion of long-term debt	167.3	244.9
Total Current Liabilities	1,340.4	1,360.6

Long-Term Debt, Net of Current Portion	1,669.7	1,596.3

Other Liabilities and Credits
Deferred income taxes	46.1	36.7
Deferred revenue	454.3	421.3
Obligation for pension and postretirement medical benefits	583.3	584.7
Other liabilities	159.1	174.1
	1,242.8	1,216.8
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	-	-
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2009 - 43,319,031 shares
2008 - 43,171,404 shares	43.3	43.2
Capital in excess of par value	924.5	915.0
Treasury stock (common), at cost: 2009 - 7,577,806 shares
2008 - 6,896,506 shares	(172.8)	(161.4)
Accumulated other comprehensive loss	(309.9)	(328.3)
Retained earnings	203.3	193.4
	688.4	661.9
Total Liabilities and Shareholders' Equity	$4,941.3	$4,835.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

	Three Months Ended June 30		Six Months Ended June 30
(in millions except per-share amounts)	2009	2008	2009	2008
Operating Revenues
Passenger	$757.2	$863.5	$1,441.3	$1,639.2
Freight and mail	25.2	27.7	44.6	49.9
Other - net	61.5	39.6	100.4	81.2
Total Operating Revenues	843.9	930.8	1,586.3	1,770.3
Operating Expenses
Wages and benefits	247.1	234.4	493.1	479.1
Variable incentive pay	18.9	5.1	28.2	8.7
Aircraft fuel, including hedging gains and losses	128.4	182.0	286.1	464.0
Aircraft maintenance	59.6	54.2	119.3	112.2
Aircraft rent	39.1	42.3	77.1	85.9
Landing fees and other rentals	54.4	56.9	108.6	112.9
Contracted services	36.8	43.6	75.2	88.1
Selling expenses	35.3	44.1	60.3	78.6
Depreciation and amortization	53.9	51.5	106.7	100.8
Food and beverage service	12.4	13.4	24.0	25.7
Other	50.3	61.5	107.1	118.7
New pilot contract transition costs	35.8	-	35.8	-
Fleet transition costs - MD-80	-	26.0	-	26.0
Fleet transition costs - CRJ-700	-	6.1	-	6.1
Fleet transition costs - Q200	5.2	3.2	10.0	9.0
Total Operating Expenses	777.2	824.3	1,531.5	1,715.8
Operating Income	66.7	106.5	54.8	54.5
Nonoperating Income (Expense)
Interest income	7.8	10.5	16.1	20.8
Interest expense	(25.1)	(25.0)	(51.9)	(48.4)
Interest capitalized	1.8	6.1	4.6	12.6
Other - net	(3.5)	0.1	(5.5)	0.3
	(19.0)	(8.3)	(36.7)	(14.7)
Income before income tax	47.7	98.2	18.1	39.8
Income tax expense	18.6	35.1	8.2	14.0
Net Income	$29.1	$63.1	$9.9	$25.8

Basic Earnings Per Share:	$0.80	$1.75	$0.27	$0.71
Diluted Earnings Per Share:	$0.79	$1.74	$0.27	$0.70
Shares used for computation:
Basic	36.354	36.059	36.340	36.542
Diluted	36.591	36.255	36.742	36.876

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
Alaska Air Group, Inc.

	Common		Capital in	Treasury
	Shares	Common	Excess of	Stock,	Accumulated Other	Retained
(in millions)	Outstanding	Stock	Par Value	at Cost	Comprehensive Loss	Earnings	Total
Balances at December 31, 2008	36.275	$43.2	$915.0	$(161.4)	$(328.3)	$193.4	$661.9
Net income for the six months ended June 30, 2009						9.9	9.9
Other comprehensive income (loss):

Related to marketable securities:
Change in fair value					12.0
Reclassification to earnings					0.3
Income tax effect					(4.6)
					7.7		7.7

Adjustments related to employee benefit plans:					17.1
Income tax effect					(6.4)
					10.7		10.7
Total comprehensive income							28.3

Purchase of treasury stock	(0.700)			(11.8)			(11.8)
Stock-based compensation			7.6				7.6
Common stock issued under stock plans	0.051		0.5				0.5
Treasury stock issued under stock plans	0.018			0.4			0.4
Stock issued for employee stock purchase plan	0.097	0.1	1.4				1.5
Balances at June 30, 2008	35.741	$43.3	$924.5	$(172.8)	$(309.9)	$203.3	$688.4

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

	Six Months Ended June 30
(in millions)	2009	2008
Cash flows from operating activities:
Net income	$9.9	$25.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash impact of pilot contract transition costs	15.5	-
Fleet transition costs, including impairment charge	10.0	41.1
Depreciation and amortization	106.7	100.8
Stock-based compensation	7.6	8.0
Changes in fair values of open fuel hedge contracts	(46.9)	(192.7)
Changes in deferred income taxes	2.9	13.9
Increase in receivables - net	(39.8)	(27.0)
Changes in prepaid expenses and other current assets	14.6	(27.1)
Increase in air traffic liability	48.8	167.7
Increase in other current liabilities	18.3	5.9
Decrease in deferred revenue and other-net	(21.6)	(12.3)
Net cash provided by operating activities	126.0	104.1
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(269.1)	(242.4)
Other flight equipment	(19.6)	(20.5)
Other property and equipment	(19.8)	(21.2)
Total property and equipment additions	(308.5)	(284.1)
Proceeds from disposition of assets	4.2	5.4
Purchases of marketable securities	(515.0)	(474.1)
Sales and maturities of marketable securities	361.0	262.6
Restricted deposits and other	(4.3)	1.5
Net cash used in investing activities	(462.6)	(488.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	162.6	530.5
Proceeds from sale-leaseback transactions, net	230.0	-
Long-term debt payments	(166.8)	(123.9)
Purchase of treasury stock	(11.8)	(48.9)
Proceeds and tax benefit from issuance of common stock	2.8	1.7
Net cash provided by financing activities	216.8	359.4
Net change in cash and cash equivalents	(119.8)	(25.2)
Cash and cash equivalents at beginning of year	283.1	204.3
Cash and cash equivalents at end of period	$163.3	$179.1
Supplemental disclosure of cash paid (received) during the period for:
Interest (net of amount capitalized)	$48.3	$31.1
Income taxes	(8.9)	3.9

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

NOTE 1.                      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of June 30, 2009, as well as the results of operations for the three months and six months ended June 30, 2009 and 2008. The adjustments made were of a normal recurring nature.

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

New and Proposed Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS 161 requires entities that use derivative instruments to provide certain qualitative disclosures about their objectives and strategies for using such instruments, amounts and location of the derivatives in the financial statements, among other disclosures. SFAS 161 was adopted as of January 1, 2009.  The required disclosures are included in Note 4.  The adoption of SFAS 161 did not have a material impact on the disclosures historically provided.

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

2BIn April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the determination of fair value in SFAS 157 for assets and liabilities that may be involved in transactions that would not be considered orderly as defined in the position statement.  In April 2009, the FASB also issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This position statement provides additional guidance in determining whether a debt3Bsecurity is other-than-temporarily impaired and how entities should record the impairment in the financial statements.  The standard requires credit losses, as defined, to be recorded through the statement of operations and the remaining impairment loss to be recorded through accumulated other comprehensive income.  Both of these staff positions were effective for the Company as of June 30, 2009.  See Note 2 for a discussion of the impact of these new positions to the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This position requires companies to provide, on an interim basis, disclosures that are currently required in annual statements for the fair value of financial instruments.  This staff position was effective for the Company as of June 30, 2009.  See Note 2 for a discussion of the impact of this new position to the Company’s financial statements.

In May 2009, the FASB issued statement No. 165, Subsequent Events (SFAS 165). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted SFAS 165 as of June 30, 2009.  The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date these financial statements were issued.

In June 2009, the FASB issued statement No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167).  Among other items, SFAS 167 revises the approach to determine the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently reassess whether they must consolidate VIEs.  SFAS 167 is effective for the Company beginning on January 1, 2010.  The Company does not expect this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 2.                      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Amounts measured at fair value as of June 30, 2009 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$163.3	$—	$—	$163.3
Marketable securities	107.1	851.4	—	958.5
Total	$270.4	$851.4	$—	$1,121.8

All of the Company’s marketable securities are classified as available-for-sale.  The securities are carried at fair value, with the unrealized gains and losses, excluding credit losses, reported in shareholders’ equity under the caption “accumulated other comprehensive loss.”  Realized gains and losses are included in other nonoperating income (expense) in the condensed consolidated statements of operations.

The cost of securities sold is based on the specific identification method.  Interest and dividends on marketable securities are included in interest income in the condensed consolidated statements of operations.

Marketable securities consisted of the following (in millions):

	June 30, 2009	December 31, 2008
Amortized cost:
Government securities/agencies	$370.2	$329.1
Asset-backed obligations	234.3	198.0
Other corporate obligations	345.6	263.7
	$950.1	$790.8
Fair value:
Government securities/agencies	$376.3	$342.8
Asset-backed obligations	230.7	187.7
Other corporate obligations	351.5	263.8
	$958.5	$794.3

As of June 30, 2009, the Company had a net unrealized gain of $8.4 million in its cash and marketable securities portfolio recorded in “accumulated other comprehensive loss.” Gross unrealized gains were $15.3 million and gross unrealized losses, net of credit losses, were $6.9 million at June 30, 2009, which management believes is not “other-than-temporarily” impaired as defined by FASB Staff Positions FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.

The Company determined that credit losses, as defined in the Staff Position, existed as of June 30, 2009 with respect to certain asset-backed obligations.  Based on a future cash flow analysis, the Company determined that it does not expect to recover the full amortized cost basis of the asset-backed obligations that were in an unrealized loss position as of June 30, 2009.  This analysis estimated the expected future cash flows by using a discount rate equal to the effective interest rate implicit in the securities at the date of acquisition.  The inputs used to estimate future cash flows included the default, foreclosure, and bankruptcy rates on the underlying mortgages and expected home pricing trends.  The Company also looked at the average credit scores of the individual mortgage holders and the average loan-to-value percentage.  Although management believes the underlying securities are performing well considering the current market, all of the factors mentioned result in expected future cash flows that are less than the current amortized cost of the portfolio of asset-backed obligations.  Therefore, the Company recorded a credit loss in other nonoperating expense of $1.8 million in the second quarter of 2009 to reflect the difference between the present value of future cash flows and the amortized cost basis at June 30, 2009.  Management does not believe the remaining $6.9 million unrealized loss recorded in AOCI is other-than-temporary based on the current facts and circumstances.  Management currently does not intend to sell these securities prior to their recovery nor does it believe that it will be more-likely-than-not that the Company would need to sell these securities for liquidity or other reasons.

Gross unrealized gains and losses, including credit losses, at June 30, 2009 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains in AOCI	Less than 12 months	Greater than 12 months	Total Unrealized Losses	Less: Credit Loss Recorded in Earnings	Net Unrealized Losses in AOCI	Net Unrealized Gains/(Losses) in AOCI	Fair Value of Securities with Unrealized Losses
Government Securities/Agencies	$6.4	$(0.3)	$--	$(0.3)	$--	$(0.3)	$6.1	$93.7
Asset-backed obligations	2.3	(0.3)	(7.4)	(7.7)	(1.8)	(5.9)	(3.6)	52.0
Other corporate obligations	6.6	(0.4)	(0.3)	(0.7)	--	(0.7)	5.9	79.6
Total	$15.3	$(1.0)	$(7.7)	$(8.7)	$(1.8)	(6.9)	$8.4	$225.3

Of the marketable securities on hand at June 30, 2009, 11% mature in 2009, 27% in 2010, and 62% thereafter.  Gross realized gains and losses for the three and six-month periods ended June 30, 2009 and 2008 were not material to the condensed consolidated financial statements.

Fair Value of Financial Instruments
The majority of the Company’s financial instruments are carried at fair value.  These include cash and cash equivalents, marketable securities (Note 2), restricted deposits (Note 9), and fuel hedge contracts (Note 4).  The Company’s long-term fixed-rate debt is not carried at fair value.  The estimated fair value of the Company’s long-term debt was as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at June 30, 2009	$1,837.0	$1,775.1
Long-term debt at December 31, 2008	$1,841.2	$2,006.8

The fair value of cash and cash equivalents approximates carrying values due to the short maturity of these instruments.  The fair value of marketable securities is based on market prices.  The fair value of fuel hedge contracts is based on commodity exchange prices.  The fair value of restricted deposits approximates the carrying amount.  The fair value of long-term debt is based on a discounted cash flow analysis using the Company’s current borrowing rate.

NOTE 3.                      NEW PILOT CONTRACT TRANSITION COSTS AND RESTRUCTURING CHARGES

On May 19, 2009, Alaska announced that its pilots, represented by the Air Line Pilots Association, ratified a new four-year contract.  Among other items, the contract has a provision that allows for pilots to receive, at retirement, a cash payment equal to 25% of their accrued sick leave balance multiplied by their hourly rate. The transition expense associated with establishing this sick-leave payout program was $15.5 million.  Pilots also received a one-time cash bonus following ratification of the contract of $20.3 million in the aggregate.  These items have been combined and reported as “New pilot contract transition costs” in the condensed consolidated statements of operations.

In the third quarter of 2008, Alaska announced reductions in work force among union and non-union employees.  The Company recorded a $12.9 million charge in 2008 representing the severance payments and estimated medical coverage obligation for the affected employees. The obligation of $7.2 million as of December 31, 2008 was relieved in the first six months of 2009.

NOTE 4.                      FUEL HEDGE CONTRACTS

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risk associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options, collar structures and swap agreements for crude oil and, more recently, for jet fuel refining margins, among other initiatives.

The Company records derivative instruments, all of which are currently fuel hedge contracts, on the balance sheet at their fair value.  Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Raw or “into-plane” fuel cost	$158.5	$393.3	$300.4	$705.2
Impact of hedging activity	(30.1)	(211.3)	(14.3)	(241.2)
Aircraft fuel expense	$128.4	$182.0	$286.1	$464.0

The net cash received (paid) for hedges that settled during the period was $0.3 million and $(19.3) million during the three and six months ended June 30, 2009, respectively.  The net cash received for the three and six months ended June 30, 2008 was $64.2 million and $100.9 million, respectively.

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

Outstanding future fuel hedge positions are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Third Quarter 2009	50%	48.0	$76
Fourth Quarter 2009	50%	43.5	$76
Full Year 2009	50%	91.5	$76
First Quarter 2010	47%	40.0	$68
Second Quarter 2010	48%	43.0	$68
Third Quarter 2010	46%	44.4	$72
Fourth Quarter 2010	34%	30.0	$78
Full Year 2010	44%	157.4	$71
First Quarter 2011	27%	23.7	$86
Second Quarter 2011	20%	18.4	$76
Third Quarter 2011	17%	16.4	$79
Fourth Quarter 2011	10%	9.0	$78
Full Year 2011	18%	67.5	$81
First Quarter 2012	5%	4.6	$87
Full Year 2012	1%	4.6	$87

The Company also uses fixed-price physical contracts and financial swaps to fix the refining margin component for approximately 47% and 29% of our third and fourth quarter 2009 jet fuel purchases, respectively, at an average price per gallon of 22 cents per gallon.

As of June 30, 2009 and December 31, 2008, the net fair values of the Company’s fuel hedge positions were as follows (in millions):

	June 30, 2009	December 31, 2008
Crude oil call options or “caps”	$79.3	$52.4
Crude oil collar contracts	(2.7)	(24.1)
Refining margin swap contracts	(1.4)	---
Total	$75.2	$28.3

The Company paid premiums of $86.1 million and $89.1 million to purchase the call options that were in the portfolio at June 30, 2009 and December 31, 2008, respectively.  The Company does have agreements with its counterparties for the collar contracts requiring cash collateral if certain liability levels are met.  The Company did not have any cash collateral held by these counterparties at June 30, 2009 or December 31, 2008.

NOTE 5.                      FLEET TRANSITION

Horizon Transition to All-Q400 Fleet
Horizon’s long-term goal is to transition to an all-Q400 fleet.  As of June 30, 2009, Horizon still had six Q200 aircraft remaining, none of which were in the operational fleet.  These aircraft were removed from operation in the first quarter of 2009 and the Company recorded an associated charge of $4.8 million at that time.  In the second quarter, the Company refined its estimate of the total estimated loss on disposal of these aircraft based on more recent market data and recorded an additional $5.2 million charge.  This charge represents the estimated loss under potential disposal transactions.

During the three months ended June 30, 2008, two of Horizon’s Q200s were subleased to a third party under a sublease arrangement, resulting in a sublease loss of $2.9 million. During the six months ended June 30, 2008, five of the aircraft were subleased, resulting in an $8.7 million loss.  One other Q200 aircraft was removed from service during the second quarter of 2008 and the associated lease was terminated resulting in a net $0.3 million charge to Horizon.

In the second quarter of 2008 and in connection with Horizon’s long-term fleet transition plan, Horizon recorded an impairment charge on its two owned CRJ-700 aircraft and related spare parts as a result of the decision to exit from the CRJ-700 fleet earlier than originally planned.  The total charge associated with this decision was $5.5 million.

As noted above, Horizon’s long-term goal is to transition to an all-Q400 fleet.  As market conditions have hindered the remarketing efforts on the CRJ-700 aircraft and as Horizon has successfully deferred future Q400 deliveries, the fleet transition plan has been delayed until market conditions improve. Depending on the ultimate disposition of the CRJ-700 aircraft, there may be associated exit charges. The nature, timing or amount of any potential gain or loss associated with these transactions cannot be reasonably estimated at this time.

Alaska Transition to All-Boeing 737 Fleet
In 2006, the Company’s Board of Directors approved a plan to accelerate the retirement of its MD-80 fleet and remove those aircraft from service by the end of 2008. All of the MD-80s were removed from operation by the end of the third quarter of 2008.  Two of the aircraft were retired during the second quarter of 2008 and placed in temporary storage at an aircraft storage facility. As a result, the Company recorded a $26.0 million charge in the second quarter of 2008 reflecting the remaining discounted future lease payments and other contract-related costs.

NOTE 6.                      LONG-TERM DEBT

Long-term debt obligations were as follows (in millions):
	June 30, 2009	December 31, 2008
Fixed-rate notes payable due through 2024	$1,497.2	$1,458.9
Variable-rate notes payable due through 2019	316.6	267.4
16BBank line-of-credit facility expiring in 2010	--	75.0
19BPre-delivery payment facility expiring in 2011	20B23.2	21B39.9
Long-term debt	1,837.0	1,841.2
22BLess current portion	(167.3)	(244.9)
	$1,669.7	$1,596.3

During the first six months of 2009, Alaska borrowed $119.9 million using fixed-rate and variable-rate debt secured by flight equipment and another $10.4 million from its pre-delivery payment facility.  Alaska made payments of $156.8 million, including $27.1 million on its pre-delivery payment facility and $75 million on its bank line-of-credit facility.  Horizon financed two of its recently delivered Q400 aircraft using fixed-rate debt arrangements with proceeds totaling $32.3 million and made scheduled debt payments of $10.0 million.

Alaska’s $90.5 million pre-delivery payment facility expires on August 31, 2011.  During the second quarter of 2009, the available amount on the facility was reduced from $152 million to $90.5 million.  The reduction was primarily driven by the decline in the remaining future obligations under the purchase agreement with Boeing.  The available amount is scheduled to be further reduced to $80.0 million on August 31, 2009.

NOTE 7.                      COMMON STOCK REPURCHASE

In June 2009, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock. Through June 30, 2009, the Company had repurchased 700,000 shares of its common stock for approximately $11.8 million under this program.  Through August 6, 2009, the Company had repurchased 1,324,578 shares for approximately $23.8 million.

NOTE 8.                      EMPLOYEE BENEFIT PLANS

Pension Plans - Qualified Defined Benefit
Net pension expense for the three and six months ended June 30, 2009 and 2008 included the following components (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Service cost	$11.1	$11.1	$22.2	$23.3
Interest cost	16.7	15.6	33.4	31.3
Expected return on assets	(12.8)	(18.0)	(25.6)	(35.9)
Amortization of prior service cost	1.1	1.1	2.2	2.2
Actuarial loss	7.2	1.4	14.4	2.8
Net pension expense	$23.3	$11.2	$46.6	$23.7

The Company contributed $21.3 million and $31.9 million to its qualified defined-benefit plans during the three and six months ended June 30, 2009, respectively, and expects to contribute an additional $15.9 million to these plans during the remainder of 2009.  The Company made $17.2 million and $34.4 million in contributions to its qualified defined-benefit pension plans during the three and six months ended June 30, 2008, respectively.

Pension Plans - Nonqualified Defined Benefit
Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.7 million and $0.9 million for the three months ended June 30, 2009 and 2008 and $1.5 million and $1.8 million for the six months ended June 30, 2009 and 2008.

Postretirement Medical Benefits
Net periodic benefit cost for the post-retirement medical plans for the three months ended June 30, 2009 and 2008 was $5.6 million and $2.8 million, respectively.  The net periodic benefit cost for the six months ended June 30, 2009 and 2008 was $8.9 million and $5.6 million, respectively.

NOTE 9.                      OTHER ASSETS

Other assets consisted of the following (in millions):
	June 30, 2009	December 31, 2008
Restricted deposits (primarily restricted investments)	$82.9	$78.6
Deferred costs and other*	70.4	44.5
	$153.3	$123.1
*Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

NOTE 10.                      MILEAGE PLAN

Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	June 30, 2009	December 31, 2008
Current Liabilities:
Other accrued liabilities	$282.0	$280.4
Other Liabilities and Credits (non-current):
Deferred revenue	409.8	394.1
Other liabilities	12.3	15.9
	$704.1	$690.4

Alaska’s Mileage Plan revenue is included under the following condensed consolidated statement of operations captions for the three and six months ended June 30 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Passenger revenues	$48.2	$35.5	$86.9	$60.9
Other - net revenues	45.8	24.4	70.3	51.1
	$94.0	$59.9	$157.2	$112.0

NOTE 11.                      STOCK-BASED COMPENSATION PLANS

The Company accounts for stock-based awards using Statement of Financial Accounting Standards SFAS No. 123R, Share-Based Payment: An Amendment of SFAS Nos. 123 and 95. All stock-based compensation expense is recorded in wages and benefits in the condensed consolidated statements of operations.  See Note 13 for discussion of an error in prior periods related to stock-based compensation.

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

Stock Options
During the six months ended June 30, 2009, the Company granted 384,268 options with a weighted-average fair value of $14.00 per share.  During the same period in the prior year, the Company granted 388,111 options with a weighted-average fair value of $11.13 per share.

The Company recorded stock-based compensation expense related to stock options of $0.7 million and $1.0 million for the three months ended June 30, 2009 and 2008, respectively.  The Company recorded expense of $3.0 million and $3.3 million for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, $5.5 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 2.5 years.

As of June 30, 2009, options to purchase 2,630,943 shares of common stock were outstanding with a weighted-average exercise price of $29.51.  Of that total, 1,721,939 were exercisable at a weighted-average exercise price of $29.49.

Restricted Stock Awards
During the six months ended June 30, 2009, the Company awarded 246,037 restricted stock units (RSUs) to certain employees, with a weighted-average grant date fair value of $27.25.  This amount reflects the value of the RSU awards at the grant date based on the closing price of the Company’s common stock.  The Company recorded stock-based compensation expense related to RSUs of $1.1 million and $1.5 million for the three months ended June 30, 2009 and 2008, respectively, and $3.8 million in each of the six-month periods ended June 30, 2009 and 2008.

As of June 30, 2009, $7.2 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 2.1 years.

Deferred Stock Awards
In the second quarter of 2008, the Company awarded 13,976 Deferred Stock Unit awards (DSUs) to members of its Board of Directors as a portion of their retainers.  The underlying common shares are issued upon retirement from the Board, but require no future service period.  As a result, the entire intrinsic value of the awards on the date of grant was expensed in the second quarter of 2008.  The total amount of compensation expense recorded was $0.3 million.

Employee Stock Purchase Plan
Compensation expense recognized under the Employee Stock Purchase Plan was $0.5 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.

Summary of Stock-Based Compensation
The table below summarizes the components of total stock-based compensation for the three and six months ended June 30 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Stock options	$0.7	$1.0	$3.0	$3.3
Restricted stock units	1.1	1.5	3.8	3.8
Performance share units	---	(0.7)	---	(0.5)
Deferred stock units	---	0.3	---	0.3
Employee stock purchase plan	0.5	0.4	0.8	1.1
	$2.3	$2.5	$7.6	$8.0

NOTE 12.                      OPERATING SEGMENT INFORMATION

Operating segment information for Alaska and Horizon for the three- and six-month periods ended June 30 was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Operating revenues:
Alaska – mainline (1)	$681.6	$742.6	$1,272.9	$1,405.6
Alaska – purchased capacity (1)	67.7	77.8	129.5	148.2
Total Alaska	749.3	820.4	1,402.4	1,553.8
Horizon	157.9	188.9	304.7	366.1
Other (2)	0.2	0.2	0.5	0.5
Elimination of intercompany revenues	(63.5)	(78.7)	(121.3)	(150.1)
Consolidated	$843.9	$930.8	$1,586.3	$1,770.3
Income (loss) before income tax:
Alaska – mainline	$43.3	$94.0	$25.9	$60.5
Alaska – purchased capacity	(1.2)	(6.7)	(2.1)	(13.0)
Total Alaska	42.1	87.3	23.8	47.5
Horizon	6.5	12.6	(4.0)	(5.0)
Other (2)	(0.9)	(1.7)	(1.7)	(2.7)
Consolidated	$47.7	$98.2	$18.1	$39.8

	June 30, 2009	December 31, 2008
Total assets at end of period:
Alaska	$4,537.6	$4,428.6
Horizon	719.1	692.3
Other (2)	857.8	820.3
Elimination of intercompany accounts	(1,173.2)	(1,105.6)
Consolidated	$4,941.3	$4,835.6

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

NOTE 13.                      ADJUSTMENT TO PRIOR-PERIOD RESULTS

In the third quarter of 2008, the Company discovered an error in its calculation of stock-based compensation expense under SFAS No. 123R for certain awards granted after January 1, 2006.  The error related to the time period over which compensation expense was recorded.  The company had been recording compensation expense over the vesting period, which was deemed to be the service period.  However, many employees that receive award grants are eligible for retirement or will be eligible for retirement prior to the end of the vesting period.  The award plans allow for continued vesting subsequent to retirement.  As such, the related compensation expense should have been recorded over the shorter of the vesting period or the period from the date of grant to the date the employee is eligible for retirement.  The error resulted in a $2.3 million understatement of wages and benefits expense in the first six months of 2008.  The Company concluded that this item was not material, and in accordance with SAB 108, adjusted wage and benefits expense for the six months ended June 30, 2008.  There was no impact to the second quarter of 2008.  See the tables below for further details.

Reconciliation Between Amounts Previously Reported and Corrected Amounts
The impact of the stock-based compensation expense correction on financial statement line items is presented below (in millions):

UCCondensed Consolidated Statement of Operations:

	Six Months Ended June 30, 2008
	As Originally Reported	Adjustment	As Corrected
Wages and benefits	$476.8	$2.3	$479.1
Total Operating Expenses	1,713.5	2.3	1,715.8
Operating Income	56.8	(2.3)	54.5
Income before income tax	42.1	(2.3)	39.8
Net Income	$27.2	$(1.4)	$25.8
Basic Earnings Per Share	$.75	$(0.04)	$.71
Diluted Earnings Per Share	$.74	$(0.04)	$.70

NOTE 14.                      CONTINGENCIES

Grievance with International Association of Machinists
In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle.  The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007.  In July 2008, the arbitrator issued a final decision in the matter.  In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to attempt to negotiate a remedy. In June 2009, another hearing was conducted, specifically related to the parties' views on available remedies.  Subsequent to that hearing, there has been an executive session of the arbitration panel and another is scheduled for August.  Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment.  MD&A is provided as a supplement to – and should be read in conjunction with – our condensed consolidated financial statements and the accompanying notes.  All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements.  Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission, including those listed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  This overview summarizes MD&A, which includes the following sections:

•	Second Quarter in Review – highlights from the second quarter of 2009 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations – an in-depth analysis of the results of operations of Alaska and Horizon for the three and six months ended June 30, 2009.  We believe this analysis will help the reader better understand our condensed consolidated statements of operations.  This section also includes forward-looking statements regarding our view of the remainder of 2009.

•	Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash, contractual obligations, commitments and off-balance sheet arrangements, and an overview of financial position.

Air Group’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com.  The information contained on our website is not a part of this quarterly report on Form 10-Q.

SECOND QUARTER IN REVIEW
Our consolidated pretax income was $47.7 million during the second quarter of 2009 compared to $98.2 million in the second quarter of 2008.  The decline in our pretax earnings was primarily due to the $86.9 million decline in operating revenues and a $35.8 million charge in this year’s quarter related to the new pilot contract, partially offset by a significant decline in aircraft fuel cost and fleet transition costs from the second quarter of 2008.

•
Operating revenues declined by 9.3% driven by the continued demand weakness in the midst of the current economic recession.  In the second quarter, passenger traffic across the Air Group network fell by 6.2% and consolidated unit operating revenues declined by 2.5%.  Although passenger unit revenues were down 5.9% for mainline Alaska, 3.3% for purchased capacity flying, and just under 1% for Horizon brand flying, this compares to a domestic industry average decline of 14.5% compared to the second quarter of 2008.  We believe that we are making the right decisions with respect to capacity reductions and redeployments into higher-demand markets.  We also have the flexibility to substitute smaller Horizon aircraft in lower-demand markets that historically may have been served by larger jets.

•
Alaska entered into a new four-year agreement with pilots in the second quarter.  Among other contract items, the pilots received a one-time bonus of approximately $20.3 million, including taxes, and transitioned to a new sick-leave payment program resulting in a transition charge of $15.5 million.

•
Economic fuel averaged $1.84 per gallon in the second quarter of 2009, compared to $3.26 in 2008.  This, along with a decline in consumption, resulted in a $169.1 million reduction in our economic fuel expense compared to the second quarter of 2008.

Other significant developments during the second quarter of 2009 and through the filing of this Form 10-Q are described below.

Highest in Customer Satisfaction
For the second year in a row, Alaska Airlines ranked “Highest in Customer Satisfaction among Traditional Network Carriers” in 2009 by J.D. Power & Associates.

Common Stock Repurchase
On June 11, 2009, our Board of Directors authorized the Company to repurchase up to $50 million of our common stock.  Through June 30, 2009, we had repurchased 700,000 shares of our common stock for approximately $11.8 million under this new program.  The repurchased shares have been recorded as treasury shares in our condensed consolidated balance sheets.

New Markets
In the second quarter, we announced that Alaska would begin daily non-stop service between San Jose and Austin, Texas on September 2, 2009.   This is in addition to new service announced previously to Houston and Atlanta beginning in September and October of 2009, respectively.

New Mileage Plan Affinity Card Agreement
In June 2009, we revised our Mileage Plan affinity credit card agreement with Bank of America.  This revised agreement enhances the economics of our Mileage Plan program and provides for, among other things, an increase in the rate at which we sell miles to the bank. This revised agreement was retroactive to January 1, 2009 and resulted in approximately $15 million of incremental revenue for the first six months of 2009.  The agreement expires on December 31, 2014.  We expect to record an additional $15 million in the second half of 2009 as a result of this agreement.

First Bag Service Charge
We recently announced that we will join nearly all major domestic carriers in charging for a first checked bag.  The $15 service charge began July 7, 2009.  This fee does not apply to our MVP or MVP Gold Mileage Plan members, for those traveling solely within the state of Alaska, or for certain other passengers.  We believe this fee will generate at least $70 million of incremental revenue on an annual basis and $30 million of incremental revenue during the last half of 2009.

Labor Negotiations
New Pilot Contract
On May 19, 2009, we announced that Alaska’s pilots, represented by the Air Line Pilots Association, ratified a new four-year contract.  This negotiated agreement replaces the contract that had been in place since May 1, 2005.  The terms of the 2005 contract were the result of an arbitrator’s decision and included immediate wage reductions that approximated 26% across the pilot group, work rule changes, and higher employee health care contributions.

The significant terms of the new contract are as follows:

•
Average pilot wages increased approximately 14% effective April 1, 2009.  The contract also provides for step increases of 1.5% on the first two anniversary dates of the contract and 1.8% on the third anniversary.

•
Pilots now participate in Air Group’s Performance Based Pay (PBP) Plan. PBP is an incentive program that rewards participants a targeted percentage of their pay based on the achievement of goals established annually by Air Group’s Board of Directors.  These goals include metrics around Air Group profitability, non-fuel unit costs, safety, employee engagement, and on-time performance.  The PBP Plan also covers Alaska’s dispatchers, flight attendants, and non-union employees and employees classified as supervisors and above at Horizon.

•
The defined-benefit pension plan for pilots is now closed to new entrants.  Newly hired pilots will participate in a defined-contribution plan that includes a contribution by Alaska equal to 13.5% of eligible wages.  Incumbents have the option of remaining in the defined-benefit pension plan or moving to a new blended option with an enhanced defined-contribution element.  The election must be made by January 1, 2010.

•	Upon retirement, pilots will be allowed to receive a cash payment of an amount equivalent to 25% of their accrued sick leave balance multiplied by their hourly rate.

•
The new contract provides for better productivity and flexibility.  For example, there are changes to reserve flying provisions that allow for improved scheduling efficiency, language that allows for pilots to fly more than the current 85-hour monthly limit for pay, and exceptions that allow us to suspend certain restrictions in irregular operations.  We expect to realize savings from these productivity enhancements when we resume capacity growth.

The increase in wages and benefits resulting from this contract is expected to be approximately $23 million in 2009, including $5 million of incremental cost associated with post-retirement medical coverage.

Pilots received a one-time bonus of $20.3 million in the aggregate following ratification of the contract.  The transition expense associated with establishing the sick-leave payout program described above was $15.5 million.  These items have been combined and reported as “New pilot contract transition costs” in the condensed consolidated statements of operations.

Other Labor Updates
In August 2009, Alaska's aircraft technicians ratified a two-year extension of the current labor contract that includes, among other things, a move from the current variable-pay incentive program to the PBP Plan described above.  With this new agreement, all employee groups at Alaska Airlines, other than employees represented by the International Association of Machinists (IAM), now participate in the PBP Plan.  Alaska is in discussions with the IAM and has offered a contract extension that includes participation in the PBP Plan.  To date, the offer has not been accepted.

Horizon’s dispatchers, represented by the Transportation Workers Union, ratified a new contract in July 2009, expiring in October 2010.  This new contract includes a transition from the former profit-sharing plan to the PBP Plan for the dispatchers beginning in 2010.

Horizon Fleet Transition
Horizon’s goal is to transition to an all-Q400 fleet.  In the first quarter, Horizon removed the final six Q200 aircraft from operations.  There was a charge of $4.8 million associated with removing these aircraft from operation in the first quarter that was based on market information available at that time.  In the second quarter, there was an additional charge of $5.2 million based on more recent market information.  There may be additional charges once any final transactions have been executed.

Although we have been actively pursuing various alternatives to dispose of our 18 CRJ-700 aircraft in the most economically feasible way, the current economic conditions have hindered the remarketing efforts.  As a result, the transition to an all-Q400 fleet will be delayed and we will continue to hold the CRJ-700 aircraft in our operating fleet.  We have deferred future Q400 deliveries to maintain our current fleet size and capacity plans.

Outlook
Looking ahead, year-over-year advance booked load factor for August is up about one point for Alaska mainline operations and down about one point for Horizon brand flying.  September advance booked load factor is down for both mainline Alaska and Horizon brand flying, although the trend has been for the year-over-year comparison to improve as we get closer to the date of travel.  These advance booked load factors are on expected capacity declines of 5% and 10%, respectively, at Alaska and Horizon for the third quarter 2009.  We are continuing to see soft unit revenues and ticket yields due to the current economic recession and resulting low-fare environment.  However, the impact of our new first bag fee and new affinity card agreement, along with other revenue initiatives, is expected to help ease the impact of revenue declines from low yields.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2009 TO THREE MONTHS
ENDED JUNE 30, 2008

Our consolidated net income for the second quarter of 2009 was $29.1 million, or $0.79 per diluted share, compared to net income of $63.1 million, or $1.74 per diluted share, in the second quarter of 2008. Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions.  In the second quarter of 2009 we recognized net mark-to-market gains of $39.8 million ($24.9 million after tax, or $0.68 per share) compared to gains of $155.3 million ($97.3 million after tax, or $2.69 per share) in the second quarter of 2008.  The second quarter of 2009 also included new pilot contract transition charges of $35.8 million ($22.3 million after tax, or $0.61 per share) The second quarter of 2008 included fleet transition charges of $32.1 million ($20.1 million after tax, or $0.56 per share) related to the planned transitions out of the MD-80 and CRJ-700 fleets.

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

Our consolidated results are primarily driven by the results of our two operating carriers. Alaska reported pretax income of $42.1 million in the second quarter of 2009, while Horizon reported pretax income of $6.5 million. Financial and statistical data for Alaska and Horizon are shown on pages 26 and 33, respectively. An in-depth discussion of the results of Alaska and Horizon begins on pages 27 and 34, respectively.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended June 30						Six Months Ended June 30
Financial Data (in millions):	2009		2008		% Change		2009		2008		% Change
Operating Revenues:
Passenger	$602.5		$682.7		(11.7)		$1,142.3		$1,290.0		(11.4)
Freight and mail	24.2		26.6		(9.0)		42.5		47.9		(11.3)
Other - net	54.9		33.3		64.9		88.1		67.7		30.1
Total mainline operating revenues	681.6		742.6		(8.2)		1,272.9		1,405.6		(9.4)
Passenger - purchased capacity	67.7		77.8		(13.0)		129.5		148.2		(12.6)
Total Operating Revenues	749.3		820.4		(8.7)		1,402.4		1,553.8		(9.7)

Operating Expenses:
Wages and benefits	198.4		184.3		7.7		395.8		376.4		5.2
Variable incentive pay	16.1		3.3		387.9		23.2		5.9		293.2
Aircraft fuel, including hedging gains and losses	107.4		151.2		(29.0)		239.3		384.9		(37.8)
Aircraft maintenance	46.6		37.4		24.6		92.9		79.5		16.9
Aircraft rent	28.1		27.9		0.7		54.6		56.1		(2.7)
Landing fees and other rentals	40.6		42.7		(4.9)		81.4		84.6		(3.8)
Contracted services	28.4		33.9		(16.2)		58.9		68.6		(14.1)
Selling expenses	28.3		36.0		(21.4)		47.4		62.5		(24.2)
Depreciation and amortization	44.2		41.6		6.3		87.5		80.4		8.8
Food and beverage service	11.9		12.6		(5.6)		22.9		24.3		(5.8)
Other	38.5		47.4		(18.8)		81.3		89.2		(8.9)
New pilot contract transition costs	35.8		-		NM		35.8		-		NM
Fleet transition costs - MD-80	-		26.0		NM		-		26.0		NM
Total mainline operating expenses	624.3		644.3		(3.1)		1,221.0		1,338.4		(8.8)
Purchased capacity costs	68.9		84.5		(18.5)		131.6		161.2		(18.4)
Total Operating Expenses	693.2		728.8		(4.9)		1,352.6		1,499.6		(9.8)

Operating Income	56.1		91.6				49.8		54.2

Interest income	9.5		12.3				19.6		25.4
Interest expense	(22.1)		(22.2)				(45.1)		(44.0)
Interest capitalized	1.8		5.4				4.3		11.3
Other - net	(3.2)		0.2				(4.8)		0.6
	(14.0)		(4.3)				(26.0)		(6.7)

Income Before Income Tax	$42.1		$87.3				$23.8		$47.5

Mainline Operating Statistics:
Revenue passengers (000)	3,983		4,425		(10.0)		7,556		8,505		(11.2)
RPMs (000,000) "traffic"	4,613		4,872		(5.3)		8,792		9,398		(6.4)
ASMs (000,000) "capacity"	5,852		6,238		(6.2)		11,372		12,322		(7.7)
Passenger load factor	78.8%		78.1%		0.7	pts	77.3%		76.3%		1.0	pts
Yield per passenger mile	13.06	¢	14.01	¢	(6.8)		12.99	¢	13.73	¢	(5.3)
Operating revenue per ASM (RASM)	11.65	¢	11.90	¢	(2.2)		11.19	¢	11.41	¢	(1.9)
Passenger revenue per ASM	10.30	¢	10.94	¢	(5.9)		10.04	¢	10.47	¢	(4.1)
Operating expenses per ASM	10.67	¢	10.33	¢	3.3		10.74	¢	10.86	¢	(1.1)
Aircraft fuel cost per ASM	1.84	¢	2.42	¢	(24.0)		2.11	¢	3.13	¢	(32.6)
New pilot contract transition costs per ASM	0.61	¢	0.00	¢	NM		0.31	¢	0.00	¢	NM
Fleet transition charges per ASM	0.00	¢	0.42	¢	NM		0.00	¢	0.21	¢	NM
Aircraft fuel cost per gallon	$1.41		$1.75		(19.4)		$1.60		$2.23		(28.3)
Economic fuel cost per gallon	$1.84		$3.24		(43.2)		$1.88		$2.98		(36.9)
Fuel gallons (000,000)	76.5		86.4		(11.5)		149.8		172.3		(13.1)
Average number of full-time equivalent employees	8,937		9,880		(9.5)		8,979		9,881		(9.1)
Aircraft utilization (blk hrs/day)	9.9		10.9		(9.2)		9.9		10.8		(8.3)
Average aircraft stage length (miles)	1,020		974		4.7		1,018		971		4.8
Operating fleet at period-end	116		115		1 a/c		116		115		1 a/c

Purchased Capacity Operating Statistics:
RPMs (000,000)	264		302		(12.6)		479		569		(15.8)
ASMs (000,000)	359		399		(10.0)		675		762		(11.4)
Passenger load factor	73.5%		75.7%		(2.2	)pts	71.0%		74.7%		(3.7	) pts
Yield per passenger mile	25.64	¢	25.76	¢	(0.5)		27.04	¢	26.05	¢	3.8
Operating revenue per ASM	18.86	¢	19.50	¢	(3.3)		19.19	¢	19.45	¢	(1.4)
Operating expenses per ASM	19.19	¢	21.18	¢	(9.4)		19.50	¢	21.15	¢	(7.8)

NM = Not Meaningful

ALASKA AIRLINES
Alaska reported income before income taxes of $42.1 million during the second quarter of 2009 compared to $87.3 million in the second quarter of 2008. The decline was driven by a $71.1 million decrease in total operating revenues and the $35.8 million charge related to the new pilot contract, partially offset by the significant decline in fuel cost compared to the prior year and the lack of MD-80 fleet transition charges in the current period.

ALASKA REVENUES

Total operating revenues decreased $71.1 million, or 8.7%, during the second quarter of 2009 as compared to the same period in 2008. The changes are summarized in the following table:

	Three Months Ended June 30
(in millions)	2009	2008	% Change
Passenger revenue - mainline	$602.5	$682.7	(11.7)
Freight and mail	24.2	26.6	(9.0)
Other - net	54.9	33.3	64.9
Total mainline revenues	$681.6	$742.6	(8.2)
Passenger revenue - purchased capacity	67.7	77.8	(13.0)
Total operating revenues	$749.3	$820.4	(8.7)

Operating Revenues – Mainline

Mainline passenger revenue fell 11.7% on a 6.2% reduction in capacity and a 5.9% decline in passenger unit revenue.  The decline in passenger unit revenue was driven by a 6.8% drop in yield from the prior-year period, slightly offset by the modest increase in passenger load factor. The decline in yield reflects the overall economic climate and the resulting discounting of fares and is also a result of longer average trip lengths.  Passenger revenue per available seat mile (PRASM) declined 2.0% in April, 7.4% in May, and 8.1% in June. We believe the April results were favorably impacted by the timing of the Easter holiday.

Our load factor in July 2009 was 84.3%, compared to 79.7% in July 2008. Our advance bookings currently suggest that load factors will be up just over one point in August and down less than half a point in September compared to the prior year.

Ancillary revenue included in passenger revenue increased from $19.6 million in the second quarter of 2008 to $21.9 million in the second quarter of 2009.  The increase is primarily due to the implementation of our second checked bag fee in the third quarter of 2008 and an increase in other fees, partially offset by a decline in the number of passengers.  Ancillary revenue will increase further in the third quarter and beyond as the first bag service charge became effective on July 7, 2009.

Freight and mail revenue declined $2.4 million, or 9%, primarily as a result of lower mail volumes and lower fuel surcharges, partially offset by higher freight volumes and yield.

Other – net revenue increased $21.6 million, or 64.9%, from the prior-year quarter.  Mileage Plan revenue increased by $21.4 million primarily as a result of an increase in the commission recognized from the sale of Mileage Plan miles.  The increase in the commission component from the prior-year period is driven by two primary factors – the slight decline in the value assigned to miles as our award structure changed in 2008 and the increase in the rate paid to us by our affinity credit card partner for miles sold.  The new affinity card agreement was effective January 1, 2009.

Passenger Revenue – Purchased Capacity
Passenger revenue – purchased capacity declined by $10.1 million to $67.7 million because of a 12.6% drop in passenger traffic and a 3.3% weakening in unit revenue compared to the prior year.  Unit revenue declined as a result of a 2.2-point decline in load factors and slightly weaker yield compared to 2008.

ALASKA EXPENSES
For the quarter, total operating expenses declined $35.6 million compared to the same period in 2008, mostly as a result of the significant decline in fuel expense and the lack of fleet transition costs, partially offset by a $23.8 million increase in mainline non-fuel operating costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
Operating Expenses (in millions)	2009	2008	% Change
Mainline	$624.3	$644.3	(3.1)
Purchased capacity costs	68.9	84.5	(18.5)
Total operating expenses	$693.2	$728.8	(4.9)

Mainline Operating Expenses
Total mainline operating costs for the second quarter of 2009 decreased $20.0 million, or 3.1%, to $624.3 million compared to $644.3 million in the same period of 2008. Significant individual expense variances from the second quarter of 2008 are described more fully below.

Wages and Benefits
Wages and benefits were up $14.1 million, or 7.7%, compared to the second quarter of 2008.  The primary components of wages and benefits are shown in the following table:
	Three Months Ended June 30,
(in millions)	2009	2008	% Change
Wages	$133.8	$135.9	(1.5)
Pension and defined-contribution retirement benefits	29.2	16.7	74.9
Medical benefits	21.4	18.1	18.2
Other benefits and payroll taxes	14.0	13.6	2.9
Total wages and benefits	$198.4	$184.3	7.7

Wages declined 1.5% on a 9.5% reduction in full-time equivalent employees (FTE) compared to the second quarter of 2008.  Wages have not declined in step with the FTE reduction because of higher wage rates for the pilot group in connection with their new contract and higher average wages for flight attendants stemming from higher average seniority.

The nearly 75% increase in pension and other retirement-related benefits is primarily due to a $12.1 million increase in our defined-benefit pension cost driven by the significant decline in the market value of pension assets at the end of 2008.

Medical benefits increased 18.2% from the prior-year period primarily as a result of higher post-retirement medical cost for the pilot group in connection with their new contract.

We expect wages and benefits to be up in the last half of 2009 compared to the last half of 2008 for reasons mentioned above.

Variable Incentive Pay
Variable incentive pay expense increased from $3.3 million in the second quarter of 2008 to $16.1 million in the second quarter of 2009.  The increase reflects higher year-over-year accruals for profit-based incentives that are based on estimated full-year results.  The increase can also be attributed to the addition of pilots and flight attendants to the Air Group Performance Based Pay (PBP) incentive plan, which results in a larger expected payout for 2009 than the incentive plans under which they were previously covered.

Aircraft Fuel
Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio included in our condensed consolidated statement of operations as the value of that portfolio increases and decreases. Our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses in the value of the underlying instrument as crude oil prices and refining margins increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense decreased $43.8 million, or 29%, compared to the second quarter of 2008. The elements of the change are illustrated in the following table:

	Three Months Ended June 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	76.5	86.4	(11.5)
Raw price per gallon	$1.73	$3.78	(54.2)
Total raw fuel expense	$132.3	$326.6	(59.5)
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(24.9)	(175.4)	NM
Aircraft fuel expense	$107.4	$151.2	(29.0)
NM = Not meaningful

Fuel gallons consumed decreased by 11.5% primarily as a result of the 6.2% reduction in capacity and improved fuel efficiency of our fleet as we completed the fleet transition out of the less-efficient MD-80 aircraft to newer, more-efficient B737-800 aircraft in the second half of 2008.

The raw fuel price per gallon declined by 54.2% as a result of lower West Coast jet fuel prices driven by a considerable drop in crude oil costs and refining margins.  Based on the current price of jet fuel, we expect that the raw price per gallon in 2009 will be significantly lower than in 2008.

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

Our economic fuel expense is calculated as follows:
	Three Months Ended June 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$132.3	$326.6	(59.5)
Plus or minus: net of cash received from settled hedges and premium expense recognized	8.1	(46.5)	NM
Economic fuel expense	$140.4	$280.1	(49.9)
Fuel gallons consumed	76.5	86.4	(11.5)
Economic fuel cost per gallon	$1.84	$3.24	(43.2)
 NM = Not meaningful

As noted in the above table, the total net amount recognized for hedges that settled during the period was $8.1 million in the second quarter of 2009, compared to a net cash benefit of $46.5 million in 2008.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement. The decrease is primarily due to the significant decline in crude oil prices over the past year combined with the higher average exercise prices on hedge contracts that settled this quarter compared to the second quarter of 2008.

We currently expect economic fuel expense to be lower for the remainder of 2009 than in 2008 because of lower jet fuel prices.

Aircraft Maintenance
Aircraft maintenance increased by $9.2 million, or 24.6%, compared to the prior-year quarter because of a higher average cost of airframe maintenance events and a new power-by-the-hour maintenance agreement on our B737-700 and B737-900 aircraft engines, partially offset by the benefits of our fleet transition, as we have replaced all of our aging MD-80s with newer B737-800s. Our current expectation is that aircraft maintenance costs will be higher for the second half of 2009 compared to 2008 because of the timing of certain required maintenance events and the power-by-the-hour contract.

Contracted Services
Contracted services declined by $5.5 million, or 16.2%, compared to the second quarter of 2008 as a result of the reduction in the number of flights operated throughout our system where vendors are used.  We expect this trend to continue during the last half of 2009.

Selling Expenses
Selling expenses declined by $7.7 million, or 21.4%, compared to the second quarter of 2008 as a result of lower credit card and travel agency commissions and lower ticket distribution costs resulting from the decline in passenger traffic.  We expect selling expense to be slightly higher for the last six months of 2009 when compared to 2008 because of higher advertising expenses, partially offset by declining commissions driven by lower passenger traffic.

Depreciation and Amortization
Depreciation and amortization increased $2.6 million, or 6.3%, compared to the second quarter of 2008.  This is primarily due to the additional B737-800 aircraft delivered in the last six months of 2008 and the first half of 2009, offset by the sale-leaseback of six B737-800 aircraft in the first quarter of 2009 and the discontinuance of depreciation on MD-80 spare parts in 2008.  We expect depreciation and amortization to be higher for all of 2009 as compared to 2008, although not to the same degree as the first six months of the year due to the sale-leaseback of the B737-800 aircraft at the end of the first quarter.

Other Operating Expenses
Other operating expenses declined $8.9 million, or 18.8%, compared to the prior-year quarter.  The decline is primarily driven by a reduction in property taxes, professional services costs and legal costs.

New Pilot Contract Transition Costs
In connection with the new four-year contract ratified by Alaska’s pilots in the second quarter, the pilots received a one-time aggregate bonus of $20.3 million.  The transition expense associated with establishing the new sick-leave payout program previously described was $15.5 million.  These items have been combined and reported as “New pilot contract transition costs” in the condensed consolidated statements of operations.

Mainline Unit Costs per Available Seat Mile
Operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit cost focuses not only on controlling the actual dollars we spend, but also on the ability to increase our capacity without adding a commensurate amount of cost.

Our mainline operating costs per ASM are summarized below:
	Three Months Ended June 30
	2009		2008		% Change
Total mainline operating expenses per ASM (CASM)	10.67	¢	10.33	¢	3.3
CASM includes the following components:
Aircraft fuel cost per ASM	1.84	¢	2.42	¢	(24.0)
New pilot contract transition costs per ASM	0.61	¢	0.00	¢	NM
Fleet transition costs per ASM	0.00	¢	0.42	¢	NM

NM = Not Meaningful

CASM increased from the prior-year period because of the 6.2% reduction in capacity, partially offset by a 3.1% decline in mainline operating costs, which are discussed above. We have listed separately in the above table our fuel costs, fleet transition charges and new pilot contract transition costs per ASM. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress. We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

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

•
Cost per ASM excluding fuel and certain special items is one of the most important measures used by managements of both Alaska and Horizon and by the Air Group Board of Directors in assessing quarterly and annual cost performance.  For Alaska Airlines, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 fleet branded in Alaska Airlines livery.  The revenue and expenses associated with purchased capacity are evaluated separately.

•
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

•
Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items, such as fleet transition costs and new pilot contract transition costs, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

•
Although we disclose our “mainline” passenger unit revenue for Alaska, we do not (nor are we able to) evaluate mainline unit revenue excluding the impact that changes in fuel costs have had on ticket prices.  Fuel expense represents a large percentage of our total mainline operating expenses.  Fluctuations in fuel prices often drive changes in unit revenue in the mid-to-long term.  Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

We currently forecast our mainline costs per ASM excluding fuel and other special items for the third quarter and full year of 2009 to be up 9% - 11% and 8%, respectively, compared to 2008.

Purchased Capacity Costs

Purchased capacity costs declined $15.6 million, or 18.5%, compared to the second quarter of 2008 to $68.9 million in the second quarter of 2009.  Of the total, $63.5 million was paid to Horizon under the CPA for 340 million ASMs, a capacity reduction of 9.1% from the second quarter of 2008. This expense is eliminated in consolidation.

Horizon Air Financial and Statistical Data (unaudited)

	Three Months Ended June 30						Six Months Ended June 30
Financial Data (in millions):	2009		2008		% Change		2009		2008		% Change
Operating Revenues:
Passenger - brand flying	$91.7		$107.7		(14.9)		$178.3		$210.4		(15.3)
Passenger - Alaska capacity purchase arrangement	63.5		78.7		(19.3)		121.3		150.1		(19.2)
Total passenger revenue	155.2		186.4		(16.7)		299.6		360.5		(16.9)
Freight and mail	0.6		0.7		(14.3)		1.3		1.3		-
Other - net	2.1		1.8		16.7		3.8		4.3		(11.6)
Total Operating Revenues	157.9		188.9		(16.4)		304.7		366.1		(16.8)

Operating Expenses:
Wages and benefits	46.2		48.6		(4.9)		92.6		99.3		(6.7)
Variable incentive pay	2.8		1.8		55.6		5.0		2.8		78.6
Aircraft fuel, including hedging gains and losses	21.0		30.8		(31.8)		46.8		79.1		(40.8)
Aircraft maintenance	13.0		16.8		(22.6)		26.4		32.7		(19.3)
Aircraft rent	11.0		14.4		(23.6)		22.5		29.8		(24.5)
Landing fees and other rentals	14.1		14.5		(2.8)		27.8		28.9		(3.8)
Contracted services	7.9		6.9		14.5		15.4		14.9		3.4
Selling expenses	7.0		8.1		(13.6)		12.9		16.1		(19.9)
Depreciation and amortization	9.4		9.6		(2.1)		18.6		19.8		(6.1)
Food and beverage service	0.5		0.8		(37.5)		1.1		1.4		(21.4)
Other	8.6		11.2		(23.2)		19.6		24.0		(18.3)
Fleet transition costs - CRJ-700	-		6.1		NM		-		6.1		NM
Fleet transition costs - Q200	5.2		3.2		NM		10.0		9.0		NM
Total Operating Expenses	146.7		172.8		(15.1)		298.7		363.9		(17.9)

Operating Income	11.2		16.1				6.0		2.2

Interest income	0.6		1.3				1.0		2.7
Interest expense	(5.2)		(5.7)				(11.1)		(11.4)
Interest capitalized	-		0.7				0.3		1.3
Other - net	(0.1)		0.2				(0.2)		0.2
	(4.7)		(3.5)				(10.0)		(7.2)

Income (Loss) Before Income Tax	$6.5		$12.6				$(4.0)		$(5.0)

Combined Operating Statistics: (a)
Revenue passengers (000)	1,694		1,913		(11.4)		3,240		3,765		(13.9)
RPMs (000,000) "traffic"	609		695		(12.4)		1,133		1,353		(16.3)
ASMs (000,000) "capacity"	828		944		(12.3)		1,615		1,886		(14.4)
Passenger load factor	73.6%		73.6%		0.0	pts	70.2%		71.7%		(1.5	) pts
Yield per passenger mile	25.48	¢	26.82	¢	(5.0)		26.44	¢	26.64	¢	(0.8)
Operating revenue per ASM (RASM)	19.07	¢	20.01	¢	(4.7)		18.87	¢	19.41	¢	(2.8)
Passenger revenue per ASM	18.74	¢	19.75	¢	(5.1)		18.55	¢	19.11	¢	(2.9)
Operating expenses per ASM	17.72	¢	18.31	¢	(3.2)		18.50	¢	19.29	¢	(4.1)
Aircraft fuel per ASM	2.54	¢	3.26	¢	(22.1)		2.90	¢	4.19	¢	(30.8)
CRJ-700 fleet transition costs per ASM	0.00	¢	0.65	¢	NM		0.00	¢	0.32	¢	NM
Q200 fleet transition costs per ASM	0.63	¢	0.34	¢	NM		0.62	¢	0.48	¢	NM
Aircraft fuel cost per gallon	$1.41		$1.79		(21.2)		$1.58		$2.27		(30.4)
Economic fuel cost per gallon	$1.86		$3.33		(44.1)		$1.87		$3.05		(38.7)
Fuel gallons (000,000)	15.0		17.2		(12.8)		29.5		34.9		(15.5)
Average number of full-time equivalent employees	3,308		3,792		(12.8)		3,345		3,822		(12.5)
Aircraft utilization (blk hrs/day)	8.3		8.5		(2.4)		8.3		8.4		(1.2)
Operating fleet at period-end	55		65		(10 a/c	)	55		65		(10 a/c	)

NM = Not Meaningful

HORIZON AIR
Horizon reported income before income taxes of $6.5 million during the second quarter of 2009 compared to income of $12.6 million in 2008.  The $6.1 million decline is primarily due to a $31.0 million drop in operating revenues, partially offset by lower aircraft fuel and non-fuel operating expenses.

HORIZON REVENUES
For the second quarter of 2009, operating revenues decreased $31.0 million, or 16.4%, compared to 2008.  Horizon’s passenger revenues are summarized in the table below:

	Three Months Ended June 30
	2009		2008
(dollars in millions)	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon "brand" flying	$91.7	59	$107.7	60
Revenue from CPA with Alaska	63.5	41	78.7	40
Total passenger revenue and % of ASMs	$155.2	100	$186.4	100

Line-of-business information is presented in the table below. In the CPA arrangements, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity. As a result, yield and load factor information for the CPA arrangements are not presented.

	Three Months Ended June 30, 2009
	Capacity and Mix				Load Factor			Yield			RASM
	2009 Actual (in millions)	2008 Actual (in millions)	Change Y-O-Y	Current % Total	Actual	Point Change Y-O-Y		Actual		Change Y-O-Y	Actual (in millions)		Change Y-O-Y
Brand Flying	488	570	(14.4%)	59	72.9%	1.6	pts	25.76	¢	(2.9%)	19.33	¢	(0.1%)
Alaska CPA	340	374	(9.1%)	41	NM	NM		NM		NM	18.69	¢	(11.1%)
System Total	828	944	(12.3%)	100	73.6%	0.0	pts	25.48	¢	(5.0%)	19.07	¢	(4.7%)

Horizon brand flying includes those routes in the Horizon system not covered by the Alaska CPA. Horizon has the inventory and revenue risk in those markets.  Passenger revenue from Horizon brand flying decreased $16.0 million or 14.9% on a 14.4% reduction in brand capacity. Unit revenue was relatively flat due to a 2.9% yield decline in those markets, almost completely offset by a 1.6-point improvement in load factor.

Revenue from the CPA with Alaska totaled $63.5 million during the second quarter of 2009 compared to $78.7 million in the second quarter of 2008. The decline is primarily due to a 9.1% reduction in capacity provided under this arrangement and a significant decline in the associated fuel cost. Under the CPA, the fee paid by Alaska is based on Horizon’s actual operating costs plus a specified margin. This revenue is eliminated in consolidation.

HORIZON EXPENSES
Total operating expenses declined $26.1 million, or 15.1%, as compared to the same period in 2008.  The decrease is mainly due to the decline in aircraft fuel expense. Maintenance, aircraft ownership. and other variable operational costs also declined because of the reduction in capacity.

Other significant period-over-period changes in the components of operating expenses are as follows:

Wages and Benefits
Wages and benefits declined $2.4 million, or 4.9%, compared to the second quarter of 2008.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2009	2008	% Change
Wages	$34.0	$36.9	(7.9)
Medical benefits	5.4	4.9	10.2
Other benefits and payroll taxes	6.8	6.8	--
Total wages and benefits	$46.2	$48.6	(4.9)

Wages declined 7.9% primarily as a result of a 12.8% decline in the number of full-time equivalent employees, partially offset by slightly higher wages per employee.  The higher wages per employee is due to a higher average employee seniority level as recent furloughs have involved less senior employees.

Medical benefits have increased 10.2% primarily as a result of higher health care costs.

We expect to see further year-over-year reductions in wages and benefits in the last six months of the year.

Aircraft Fuel
Aircraft fuel decreased $9.8 million, or 31.8%, compared to the second quarter of 2008. The elements of the change are illustrated in the following table:

	Three Months Ended June 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	15.0	17.2	(12.8)
Raw price per gallon	$1.75	$3.88	(54.9)
Total raw fuel expense	$26.2	$66.7	(60.7)
Impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(5.2)	(35.9)	NM
Aircraft fuel expense	$21.0	$30.8	(31.8)
NM = Not Meaningful

The raw fuel price per gallon declined by 54.9% as a result of lower West Coast jet fuel prices caused by a considerable decrease in crude oil costs and refining margins.  Based on the current price of jet fuel, we expect that the raw price per gallon in 2009 will be lower than in 2008.

Our economic fuel cost is calculated as follows:
	Three Months Ended June 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$26.2	$66.7	(60.7)
Plus or minus: net of cash received from settled hedges and premium expense recognized	1.6	(9.5)	NM
Economic fuel expense	$27.8	$57.2	(51.4)
Fuel gallons consumed	15.0	17.2	(12.8)
Economic fuel cost per gallon	$1.86	$3.33	(44.1)

NM = Not meaningful

As noted in the table above, the total net amount recognized for hedges that settled during the period was $1.6 million in the second quarter of 2009, compared to a net cash benefit of $9.5 million in 2008.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement.  The decrease is primarily due to the significant decline in crude oil prices over the past year combined with higher average exercise prices on contracts that settled this quarter compared to the second quarter of 2008.

We currently expect economic fuel expense to be lower for the full year of 2009 than for 2008 because of lower jet fuel prices.

Aircraft Maintenance
Aircraft maintenance expense decreased $3.8 million, or 22.6%, primarily as a result of fewer scheduled maintenance events and lower costs from process improvements.

Aircraft Rent
Aircraft rent declined $3.4 million, or 23.6%, as a result of the complete transition out of the Q200 fleet, all of which were leased, and the sublease of two CRJ-700 aircraft in late 2008.  All of our recently-acquired Q400 aircraft are owned.

Fleet Transition Costs
Fleet transition costs associated with the removal of Q200 aircraft from the operating fleet were $5.2 million during the second quarter of 2009 compared to $3.2 million in the same period of 2008.  We removed the final six Q200 aircraft from operation in the first quarter of 2009 and recorded a $4.8 million charge in that period.  The current quarter charge takes into account more recent information that indicates the market value for these aircraft has declined.

During the second quarter of 2008, as a result of the Board’s decision to retire the CRJ-700 fleet earlier than expected, we recorded a $5.5 million impairment charge associated with the two owned CRJ-700 aircraft and related spare parts and a $0.6 million severance charge related to a reduction in work force.  We may have further charges in the future as we continue toward our goal of having an all-Q400 fleet at Horizon.  At this time, however, we have paused in our remarketing efforts for the CRJ-700 aircraft due to current market conditions and our recent agreement with Bombardier to defer the Q400 deliveries.

Operating Costs per Available Seat Mile (CASM)
Our operating costs per ASM are summarized below:
	Three Months Ended June 30
	2009		2008		% Change
Total operating expenses per ASM (CASM)	17.72	¢	18.31	¢	(3.2)
CASM includes the following components:
Aircraft fuel cost per ASM	2.54	¢	3.26	¢	(22.1)
Fleet transition costs per ASM	0.63	¢	0.99	¢	NM

NM = Not Meaningful

We currently forecast our cost per ASM excluding fuel and fleet transition costs for the third quarter and full year of 2009 to be up about 6% - 7% and 5% - 6%, respectively, compared to 2008.  The increase is primarily attributable to the capacity reductions and an expected increase in scheduled maintenance events and related costs, offset by declines in other non-fuel operating expenses.

CONSOLIDATED NONOPERATING INCOME (EXPENSE)
Net nonoperating expense was $19.0 million in the second quarter of 2009 compared to $8.3 million for the same period of 2008.  Interest income declined $2.7 million compared to the second quarter of 2008 primarily as a result of lower average portfolio returns, partially offset by a higher average balance of cash and marketable securities.  Interest expense was flat on a higher average debt balance, offset by lower interest rates on our variable-rate debt.  Capitalized interest was $4.3 million lower than in the second quarter of 2008 because of lower advance aircraft purchase deposits and the deferral of future aircraft deliveries.  Other-net expense was $3.5 million in the second quarter of 2009 compared to other-net income of $0.1 million in the prior-year period.  The change is primarily due to the $1.8 million write down of certain of our marketable securities portfolio.

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)
See discussion below under “Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008.”

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2009 TO SIX MONTHS ENDED
JUNE 30, 2008
Our consolidated net income for the six months ended June 30, 2009 was $9.9 million, or $0.27 per diluted share, compared to net income of $25.8 million, or $0.70 per diluted share, for the first six months of 2008.  Items that impact the comparability between the periods are as follows:

•
Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting.  For the first six months of 2009, we recognized net mark-to-market gains of $49.8 million ($31.1 million after tax, or $0.85 per share), compared to net gains of $156.0 million ($97.7 million after tax, or $2.66 per share) in the same period of 2008.

•	The first six months of 2009 include the new pilot contract transition costs of $35.8 million ($22.3 million after tax, or $0.61 per share) discussed previously.

•	The first six months of 2008 include fleet transition costs of $32.1 million ($20.1 million after tax, or $0.54 per share) related to the ongoing transitions out of the MD-80 and CRJ-700 fleets.

ALASKA AIRLINES
Alaska reported income before income taxes of $23.8 million during the first six months of 2009 compared to $47.5 million in the first six months of 2008.

ALASKA REVENUES
Total operating revenues declined $151.4 million, or 9.7%, during the first six months of 2009 as compared to the same period in 2008.  The changes are summarized in the following table:

	Six Months Ended June 30
(in millions)	2009	2008	% Change
Passenger revenue - mainline	$1,142.3	$1,290.0	(11.4)
Freight and mail	42.5	47.9	(11.3)
Other - net	88.1	67.7	30.1
Total mainline revenues	$1,272.9	$1,405.6	(9.4)
Passenger revenue - purchased capacity	129.5	148.2	(12.6)
Total operating revenues	$1,402.4	$1,553.8	(9.7)

Operating Revenues – Mainline
Mainline passenger revenue for the first six months fell by 11.4% on a 7.7% reduction in capacity. There was a 4.1% decline in passenger revenue per available seat mile (PRASM).  The decline in PRASM was driven by a 5.3% drop in ticket yield compared to the prior-year quarter, partially offset by a 1-point increase in load factor.

Ancillary revenue included in passenger revenue increased from $37.5 million in the first six months of 2008 to $44.1 million in the current year.  The increase is primarily due to the implementation of our second checked bag fee in the third quarter of 2008 and an increase in other fees, partially offset by a decline in the number of passengers.

Freight and mail revenue decreased $5.4 million, or 11.3%, primarily as a result of lower volumes and lower fuel surcharges, partially offset by higher freight yield.

Other – net revenue increased $20.4 million, or 30.1%, from the prior-year period.  Mileage Plan revenue increased by $19.2 million primarily as a result of an increase in the rate paid to us by our credit card partner for miles sold.

Passenger Revenue – Purchased Capacity
Passenger revenue - purchased capacity flying fell by $18.7 million over the same period last year because of a 15.8% decline in passenger traffic combined with a 1.4% decrease in unit revenue compared to the prior year. Unit revenue dropped due to a 3.7-point decrease, partially offset by a 3.8% improvement in ticket yield.

ALASKA EXPENSES
For the six months ended June 30, 2009, total operating expenses decreased $147.0 million or 9.8% compared to the same period in 2008 as a result of a lower mainline operating costs, most notably aircraft fuel and fleet transition charges, partially offset by higher wage expense and new pilot contract transition costs.

We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:
	Six Months Ended June 30
Operating Expenses (in millions)	2009	2008	% Change
Mainline	$1,221.0	$1,338.4	(8.8)
Purchased capacity costs	131.6	161.2	(18.4)
Total operating expenses	$1,352.6	$1,499.6	(9.8)
NM = Not Meaningful

Mainline Operating Expenses
Total mainline operating expenses declined $117.4 million or 8.8% during the first six months of 2009 compared to the same period last year. The reduction was mostly due to the $145.6 million decrease in aircraft fuel expense, partially offset by the new pilot contract transition costs and increases in wages, variable incentive pay and maintenance.  Significant operating expense variances from the first six months of 2008 are more fully described below.

Wages and Benefits
Wages and benefits were up $19.4 million, or 5.2%, compared to the first six months of 2008.  The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30
(in millions)	2009	2008	% Change
Wages	$268.5	$275.2	(2.4)
Pension and defined-contribution retirement benefits	58.4	34.3	70.3
Medical benefits	40.3	37.8	6.6
Other benefits and payroll taxes	28.6	29.1	(1.7)
Total wages and benefits	$395.8	$376.4	5.2

Wages declined 2.4% on a 9.1% reduction in FTEs compared to the first six months of 2008.  Wages have not declined in step with the FTE reduction because of higher wage rates for the pilot group in connection with their new contract and higher average wages for flight attendants stemming from higher average seniority.

The 70.3% increase in pension and other retirement-related benefits is primarily due to a $22.9 million increase in our defined-benefit pension cost driven by the significant decline in the market value of pension assets at the end of 2008.

Medical benefits increased 6.6% from the prior-year period primarily as a result of an increase in the post-retirement medical cost for the pilot group in connection with their new contract.

Variable Incentive Pay
Variable incentive pay expense increased from $5.9 million in the first six months of 2008 to $23.2 million in the same period of 2009. The increase reflects higher year-over-year accruals for profit-based incentives that are based on estimated full-year results.  The increase can also be attributed to the addition of pilots and flight attendants to the Air Group Performance-Based Pay Plan, which results in a larger expected payout for 2009 than the incentive plans under which they were previously covered.

Aircraft Fuel
Aircraft fuel expense declined $145.6 million, or 37.8%, compared to the first six months of 2008. The elements of the change are illustrated in the following table:

	Six Months Ended June 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	149.8	172.3	(13.1)
Raw price per gallon	$1.68	$3.39	(50.4)
Total raw fuel expense	$251.1	$584.3	(57.0)
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(11.8)	(199.4)	NM
Aircraft fuel expense	$239.3	$384.9	(37.8)
NM = Not Meaningful

Fuel gallons consumed declined 13.1%, primarily as a result of a 6.4% reduction in capacity and the improved fuel efficiency of our fleet as we completed the transition to newer, more fuel-efficient B737-800 aircraft in the second half of 2008.

The raw fuel price per gallon declined 50.4% as a result of lower West Coast jet fuel driven by lower crude oil costs and refining margins.

Our economic fuel expense is calculated as follows:
	Six Months Ended June 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$251.1	$584.3	(57.0)
Plus or minus: net of cash received from settled hedges and premium expense recognized	29.5	(70.7)	NM
Economic fuel expense	$280.6	$513.6	(45.4)
Fuel gallons consumed	149.8	172.3	(13.1)
Economic fuel cost per gallon	$1.88	$2.98	(36.9)
NM = Not meaningful

The total net amount recognized for hedges that settled during the period was $29.5 million in the first six months, compared to a net cash benefit of $70.7 million in the same period of 2008.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement. The decrease is primarily due to the significant drop in crude oil prices over the past year combined with the higher average exercise prices on hedge contracts that settled this quarter compared to the first six months of 2008.

Aircraft Maintenance
Aircraft maintenance increased by $13.4 million, or 16.9%, compared to the prior-year period because of the higher average cost of airframe maintenance events and a new power-by-the-hour maintenance agreement on our B737-700 and B737-900 aircraft engines, partially offset by the benefits of our fleet transition, as we have replaced all of our aging MD-80s with newer B737-800s.

Contracted Services
Contracted services declined by $9.7 million, or 14.1%, compared to the first six months of 2008 as a result of the reduction in the number of flights operated throughout our system where vendors are used and a reduction in project contracted labor.

Selling Expenses
Selling expenses declined by $15.1 million, or 24.2%, compared to the prior-year period as a result of lower credit card and travel agency commissions and lower ticket distribution costs due to the decline in passenger traffic.

Depreciation and Amortization
Depreciation and amortization increased $7.1 million, or 8.8%, compared to the first six months of 2008.  This is primarily due to the additional B737-800 aircraft delivered in the last six months of 2008 and the first half of 2009.

Other Operating Expenses
Other operating expenses declined $7.9 million, or 8.9%, compared to the prior year.  The decline is primarily driven by a reduction in property taxes and outside professional services costs.

New Pilot Contract Transition Costs
In connection with the new four-year contract ratified by Alaska’s pilots in the second quarter, the pilots received a one-time aggregate bonus of $20.3 million.  The transition expense associated with establishing the new sick-leave payout program previously described was $15.5 million.  These items have been combined and reported as “New pilot contract transition costs” in the condensed consolidated statements of operations.

Fleet Transition Charges
In the second quarter of 2008, we retired two MD-80 aircraft and placed them in temporary storage at an aircraft storage facility.  These aircraft, along with two other MD-80s, are under long-term lease arrangements.  The $26.0 million charge in the first six months of 2008 represents the remaining lease payments under the lease contract and our estimate of maintenance costs that will be incurred in the future to meet the minimum return conditions under the lease requirements.

Mainline Unit Costs per Available Seat Mile
Our mainline operating costs per ASM are summarized below:
	Six Months Ended June 30
	2009		2008		% Change
Total mainline operating expenses per ASM (CASM)	10.74	¢	10.86	¢	(1.1)
CASM includes the following components:
Aircraft fuel cost per ASM	2.11	¢	3.13	¢	(32.6)
New pilot contract transition costs per ASM	0.31	¢	0.00	¢	NM
Fleet transition costs per ASM	0.00	¢	0.21	¢	NM
NM = Not Meaningful

Purchased Capacity Costs
Purchased capacity costs decreased $29.6 million, from $161.2 million for the first six months of 2008 to $131.6 million for the six months ended June 30, 2009.  Of the total, $121.3 million was paid to Horizon under the CPA for 639 million ASMs. This expense is eliminated in consolidation.

HORIZON AIR
Horizon reported a loss before income taxes of $4.0 million during the first six months of 2009 compared to a loss of $5.0 million in 2008.  The $1.0 million improvement is primarily due to declines in aircraft fuel costs and non-fuel operating expenses, mostly offset by a $61.4 million drop in operating revenues.

HORIZON REVENUES
During the six months ended June 30, 2009, operating revenues decreased $61.4 million, or 16.8%, compared to 2008.  Horizon’s passenger revenues are summarized in the table below:

	Six Months Ended June 30
	2009		2008
(dollars in millions)	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon "brand" flying	$178.3	60	$210.4	62
Revenue from CPA with Alaska	121.3	40	150.1	38
Total Passenger revenue and % of ASMs	$299.6	100	$360.5	100

Line-of-business information is presented in the table below.  In the CPA arrangement with Alaska, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity.  As a result, yield and load factor information for the CPA arrangement are not presented.

	Six Months Ended June 30, 2009
	Capacity and Mix				Load Factor			Yield			RASM
	2009 Actual (in millions)	2008 Actual (in millions)	Change Y-O-Y	Current % Total	Actual	Point Change Y-O-Y		Actual		Change Y-O-Y	Actual (in millions)		Change Y-O-Y
Brand Flying	976	1,168	(16.4%)	60	69.2%	0.0	pts	26.39	¢	1.3%	18.79	¢	1.5%
Alaska CPA	639	718	(11.0%)	40	NM	NM		NM		NM	18.99	¢	(9.1%)
System Total	1,615	1,886	(14.4%)	100	70.2%	(1.5)	pts	26.44	¢	(0.8%)	18.87	¢	(2.8%)
NM = Not Meaningful

Passenger revenue from Horizon brand flying fell $32.1 million, or 15.3%, on a 16.4% reduction in brand capacity, partially offset by a 1.5% improvement in unit revenue. The increase in unit revenue is due to a 1.3% improvement in ticket yield on flat load factor.

Revenue from the CPA with Alaska totaled $121.3 million during the first six months of 2009 compared to $150.1 during the same period in 2008. The decrease is primarily due to an 11% reduction in capacity provided under this arrangement and a significant decline in the associated fuel cost. Under the CPA, the fee paid by Alaska is based on Horizon’s actual operating costs plus a specified margin. This revenue is eliminated in consolidation.

HORIZON EXPENSES
Total operating expenses decreased $65.2 million, or 17.9%, as compared to the same period in 2008.  The sharp decline in fuel costs was the primary driver of the overall decrease.  Significant period-over-period changes in the components of operating expenses are as follows.

Wages and Benefits
Wages and benefits declined $6.7 million, or 6.7%, compared to the first six months of 2008.  The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30
(in millions)	2009	2008	% Change
Wages	$67.6	$74.5	(9.3)
Medical benefits	10.2	9.8	4.1
Other benefits and payroll taxes	14.8	15.0	1.3
Total wages and benefits	$92.6	$99.3	(6.7)

Wages declined 9.3% primarily as a result of a 12.5% decline in the number of full-time equivalent employees, partially offset by slightly higher wages per employee.  The higher wages per employee is due to a higher average employee seniority level as recent furloughs have involved less senior employees.

Medical benefits have increased 4.1% primarily as a result of higher health care costs.

Variable Incentive Pay
Variable incentive pay expense increased to $5.0 million in the first six months of 2009 from $2.8 million in the first six months of 2008.  The increase reflects higher year-over-year accruals for profit-based incentives that are based on estimated full-year results.

Aircraft Fuel
Aircraft fuel declined $32.3 million, or 40.8%, compared to the same period in 2008. The elements of the change are illustrated in the following table:
	Six Months Ended June 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	29.5	34.9	(15.5)
Raw price per gallon	$1.67	$3.46	(51.7)
Total raw fuel expense	$49.3	$120.9	(59.2)
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(2.5)	(41.8)	NM
Aircraft fuel expense	$46.8	$79.1	(40.8)
NM = Not Meaningful

The 15.5% reduction in gallons consumed is primarily a function of the capacity decline in the first six months of 2009 compared to the same period in the prior year.

The raw fuel price per gallon declined by 51.7% as a result of the drop in crude oil prices and refining margins.

Our economic fuel expense is calculated as follows:
	Six Months Ended June 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$49.3	$120.9	(59.2)
Plus or minus: net of cash received from settled hedges and premium expense recognized	6.0	(14.5)	NM
Economic fuel expense	$55.3	$106.4	(48.0)
Fuel gallons consumed	29.5	34.9	(15.5)
Economic fuel cost per gallon	$1.87	$3.05	(38.7)
NM = Not meaningful

The total net amount recognized for hedges that settled during the period was $6.0 million in the first six months, compared to a net cash benefit of $14.5 million in 2008.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement.

Aircraft Maintenance
Aircraft maintenance expense decreased $6.3 million, or 19.3%, primarily as a result of fewer scheduled maintenance events and cost savings from process improvements.

Aircraft Rent
Aircraft rent expense declined $7.3 million or 24.5% as a result of the complete transition out of the Q200 fleet, all of which were leased, and the sublease of two CRJ-700 aircraft in late 2008.

Selling Expenses
Selling expenses declined $3.2 million, or 19.9%, compared to the prior-year period as a result of lower credit card and travel agency commissions and lower ticket distribution costs due to the decline in passenger traffic.

Other Operating Expenses
Other operating expenses declined $4.4 million, or 18.3%, compared to the prior-year.  The decline is primarily driven by a reduction in passenger remuneration costs and non-wage personnel costs such as crew costs.

Fleet Transition Costs
Fleet transition costs associated with the removal of Q200 aircraft from the operating fleet were $10.0 million during the first six months of 2009 compared to $9.0 million in the same period of 2008.  The six remaining Q200 aircraft were removed from operation in the first quarter of 2009.

During the first six months of 2008, as a result of the Board’s decision to retire the CRJ-700 fleet earlier than expected, we recorded a $5.5 million impairment charge associated with the two owned CRJ-700 aircraft and related spare parts and a $0.6 million severance charge related to a reduction in work force.

Operating Costs per Available Seat Mile (CASM)
	Six Months Ended June 30
	2009		2008		% Change
Total mainline operating expenses per ASM (CASM)	18.50	¢	19.29	¢	(4.1)
CASM includes the following components:
Aircraft fuel cost per ASM	2.90	¢	4.19	¢	(30.8)
Fleet transition charges per ASM	0.62	¢	0.80	¢	NM
NM = Not Meaningful

CONSOLIDATED NONOPERATING INCOME (EXPENSE)
Net nonoperating expense was $36.7 million in the first six months of 2009 compared to $14.7 million in the same period of 2008.  The reasons for the changes to the components of nonoperating expense are consistent with those in the three-month discussion.

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)
We provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual rate.  For the first six months of 2009, we used the actual year-to-date effective tax rate.  Our effective income tax rate on pretax income for the first six months of 2009 was 45.3%, compared to 35.2% for the first six months of 2008.  In arriving at this rate, we considered a variety of factors, including year-to-date pretax results, the U.S. federal rate of 35%, year-to-date nondeductible expenses and estimated state income taxes.

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

•
Aircraft financing, such as the first quarter sale-leaseback of six B737-800 aircraft resulting in net proceeds of $230 million and the financing of four B737-800 aircraft and two Q400 aircraft in 2009 resulting in proceeds of approximately $163 million.

•	Our five remaining unencumbered aircraft in our fleet that could be financed, if necessary and if financing is available with terms that are acceptable to us;

•	Our $185 million bank line-of-credit facility;

•	Our $90.5 million pre-delivery payment facility, which will decline to $80.0 million on August 31, 2009;

•	Other potential sources such as the financing of aircraft parts or receivables or a “forward sale” of mileage credits to our bank partner.

We believe that our current cash and marketable securities balance of $1.1 billion combined with future cash flows from operations and other sources of liquidity will fund our operations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in U.S. government securities, asset-backed obligations and corporate debt securities.  We do not invest in equities or auction-rate securities.  As of June 30,  2009, we had a net unrealized gain on our $1.1 billion cash and marketable securities balance of $8.4 million.

The table below presents the major indicators of financial condition and liquidity.

(in millions, except per share and debt-to-capital amounts)	June 30, 2009	December 31, 2008	Change
Cash and marketable securities	$1,121.8	$1,077.4	$44.4
Cash and marketable securities as a percentage of last twelve months revenue	32%	29%	3 pts
Long-term debt, net of current portion	1,669.7	1,596.3	73.4
Shareholders' equity	688.4	661.9	26.5
Long-term debt-to-capital assuming aircraft operating leases are capitalized
at seven times annualized rent	80%: 20%	81%:19%	NA

During the six months ended June 30, 2009 our cash and marketable securities increased $44.4 million to $1.1 billion.  The following discussion summarizes the primary drivers of the increase and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS
Cash Provided by Operating Activities
During the first six months of 2009, net cash provided by operating activities was $126.0 million, compared to $104.1 million generated during the same period of 2008. The increase in operating cash flow was primarily due to the significant decline in fuel costs compared to the prior-year period, partially offset by lower revenues and cash inflows for advance ticket sales as compared to the same period in 2008. We expect to generate cash from operations for the full year, but we anticipate using all of that cash, plus additional debt proceeds, to fund capital expenditures.

Cash Used in Investing Activities
Cash used in investing activities was $462.6 million during the first six months of 2009, compared to $488.7 million during the same period of 2008. Our capital expenditures were higher than in the same period of 2008 as we purchased two Q400 aircraft and ten B737-800 aircraft in the first six months of 2009 compared to one and six, respectively, in 2008.

We currently expect gross capital expenditures for 2009 to be as follows (in millions):

	Aircraft-related	Non-aircraft	Total
Alaska	$290	$75	$365
Horizon	75	5	80
Total Air Group	$365	$80	$445

Currently, we expect to have gross aircraft capital expenditures of approximately $180 million and $50 million in 2010 and 2011, respectively, which is significantly less than the average over the past several years.  We believe this will allow us to apply more of our operating cash flow to reduce our outstanding debt balance and decrease our leverage.

Cash Provided by Financing Activities
Net cash provided by financing activities was $216.8 million during the first six months of 2009 compared to $359.4 million during the same period of 2008.  We completed sale-leaseback transactions on six B737-800 aircraft for net proceeds of $230 million, and we obtained debt financing for two of our recently purchased Q400s and four new B737-800 aircraft. Offsetting this increase were normal long-term debt payments of $64.7 million, $27.1 million of payments on our pre-delivery payment facility, and a $75 million payment on our bank line-of-credit facility.

Bank Line-of-Credit Facility
Alaska has a $185 million variable-rate credit facility that expires in March 2010.  As of December 31, 2008, $75 million was outstanding on the facility.  The outstanding amount was repaid in the first quarter of 2009 resulting in no outstanding borrowings as of June 30, 2009.  We are currently in the process of renewing this facility.

Pre-delivery Payment Facility
Alaska’s $90.5 million variable-rate revolving loan facility is available to provide a portion of the pre-delivery funding requirements of Alaska’s purchase of new Boeing 737-800 aircraft under the current aircraft purchase agreement. The facility expires on August 31, 2011.  The available amount on the facility was reduced in the second quarter from $152 million to $90.5 million and will be reduced again to $80.0 million on August 31, 2009.  The reductions are primarily driven by the decline in the remaining future obligations under the purchase agreement with Boeing.  As of June 30, 2009, $23.2 million was outstanding.

Credit Card Agreements
During the second quarter of 2009, we amended one of our credit card processing agreements.  Under this agreement, we are required to maintain a minimum $500 million unrestricted cash and marketable securities balance (collectively URC).  If the URC balance falls below $500 million, there are provisions that would require a holdback, including the requirement for a 50% holdback if the URC balance falls below $350 million and a 100% holdback if the URC balance falls below $250 million. We are not currently required to maintain a reserve under this agreement.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Aircraft Purchase Commitments
In April 2009, Alaska entered into an agreement with Boeing to defer the delivery of a number of B737-800 aircraft and exercised options for an additional four aircraft to be delivered in 2014 and 2015.  Currently, we do not plan to take any B737-800 aircraft deliveries in 2011.  In July 2009, Horizon entered into a similar agreement with Bombardier to defer all remaining 2010 and 2011 Q400 deliveries to 2012 and 2013.

Given the revised delivery schedules noted above, we have firm orders to purchase 26 aircraft requiring future aggregate payments of approximately $700 million, as set forth below.  Alaska has options to acquire 40 additional B737s and Horizon has options to acquire 10 additional Q400s.  Alaska and Horizon expect to finance the firm orders and, to the extent exercised, the option aircraft through operating lease arrangements, long-term debt or internally generated cash.

The following table summarizes aircraft purchase commitments as of June 30, 2009, and payments by year:

	Delivery Period - Firm Orders
	July 1 –
Aircraft	December 31, 2009	2010	2011	2012	2013	Beyond 2013	Total
Boeing 737-800	-	7	-	2	2	4	15
Bombardier Q400	3	-	-	4	4	-	11
Total	3	7	-	6	6	4	26
Payments (millions)	$99.7	$177.8	$49.7	$142.7	$141.2	$89.1	$700.2

The remaining Q400 deliveries are scheduled to occur in the fourth quarter of 2009.  We are continuing to pursue options to dispose of three aircraft to coincide with these three Q400 deliveries.  If we are unable to successfully remarket the three aircraft, we will evaluate other alternatives such as temporary storage or reduced utilization.

We had also planned to sell four B737-700 aircraft in 2009, but the current economic environment is hindering our remarketing efforts and we believe it is unlikely that we will sell those aircraft this year.  We are currently evaluating other alternatives for those four aircraft, including temporary storage, reduced utilization or other action to remain focused on capacity discipline.

Contractual Obligations
The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of June 30, 2009.

	July 1 – Dec. 31,					Beyond
(in millions)	2009	2010	2011	2012	2013	2013	Total
Current and long-term debt obligations	$71.0	$148.2	$183.5	$228.1	$187.3	$995.7	$1,813.8
Current and long-term portions
of the pre-delivery payment facility	23.2	-	-	-	-	-	23.2
Operating lease commitments (1)	99.6	216.2	186.1	184.7	152.3	535.6	1,374.5
Aircraft purchase commitments	99.7	177.8	49.7	142.7	141.2	89.1	700.2
Interest obligations (2)	50.9	97.3	92.3	81.1	66.5	216.2	604.3
Other purchase obligations (3)(4)	29.9	65.3	51.9	52.2	42.2	54.3	295.8
Total	$374.3	$704.8	$563.5	$688.8	$589.5	$1,890.9	$4,811.8
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
(2) For variable-rate debt, future obligations are shown above using interest rates in effect as of June 30, 2009.
(3) Includes minimum obligations under our long-term power-by-the-hour maintenance agreements for all B737 engines other than the B737-800.
(4) Excludes $21.9 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2008 10-K except as follows:

Market Risk – Aircraft Fuel
We hedge our exposure to the volatility of jet fuel prices using crude oil call options and, recently, jet fuel refining margin swap contracts.  Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices.  With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts.  Our recent decision to enter into refining margin swap contracts was to reduce future volatility for the refining margin component of jet fuel prices.  These swap contracts are limited to the third and fourth quarters of 2009 and, as such, are not material to our condensed consolidated balance sheet. We believe there is risk in not hedging against the possibility of fuel price increases.  We estimate that a 10% increase or decrease in crude oil prices as of June 30, 2009 would increase or decrease the fair value of our crude oil hedge portfolio by approximately $31.4 million and $26.0 million, respectively.

Our fuel-hedge portfolio at June 30, 2009 includes a $2.7 million liability associated with crude oil collar structures and a $1.4 million liability associated with jet fuel refining margin contracts that would require future cash outlays if prices remained below the contractual strike price.  We do not have any collateral held by counterparties to these agreements as of June 30, 2009.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.  We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions.  For more discussion, see Note 4 to our condensed consolidated financial statements.

Financial Market Risk
In this current economic environment, significant volatility in market values and interest rates is common.  Credit markets have tightened and the availability of debt financing has greatly diminished.  We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio.  Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates.  This exposure is somewhat mitigated through our variable-rate investment portfolio.  We have investments in marketable securities, which are exposed to market risk associated with changes in interest rates and market values.  We do not currently invest in equity securities or auction-rate securities, only government and corporate bond obligations.  As of June 30, 2009 the net unrealized gain on our $1.1 billion cash and marketable securities balance was $8.4 million.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of June 30, 2009 an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting
We made no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In July 2008, the arbitrator issued a ruling in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to attempt to negotiate a remedy. In June 2009, another hearing was conducted, specifically related to the parties' views on available remedies.  Subsequent to that hearing, there has been an executive session of the arbitration panel and another is scheduled for August.  Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Maximum approximate remaining dollar value of shares that can be repurchased under the plan (1)
June 11, 2009 – June 30, 2009 (1)	700,000	$16.87
Total	700,000	$16.87	$38,171,740

(1)	Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in June 2009. The plan expires after twelve months.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Stockholders was held on May 19, 2009.

(b)	At the Annual Meeting, all nine directors were elected for one-year terms expiring on the date of the Annual Meeting in 2010.

(c)	The results of voting in the election of directors were as follows:

Proposal 1. Election of nominees for the Board of Directors:

Board Nominees	For	Against*
William S. Ayer	31,327,621	1,058,365
Patricia M. Bedient	31,640,220	745,766
Phyllis J. Campbell	31,631,928	754,058
Mark R. Hamilton	31,632,581	753,405
Jessie J. Knight, Jr.	28,710,750	3,675,236
R. Marc Langland	28,832,273	3,553,713
Dennis F. Madsen	31,334,988	1,050,998
Byron I. Mallott	28,832,742	3,553,244
J. Kenneth Thompson	29,011,195	3,374,791
* “Against” includes votes that were not cast “For” and votes that were cast as “Withhold”

d)        The results of voting on Proposals 2 through 4 were as follows:

Proposal 2. A board proposal to ratify the appointment of KPMG LLP as the Company’s independent auditor:

	Number of Votes	% of Shares Outstanding
For	31,974,263	87.87%
Against	363,319.99%
Abstain	48,404.13%
Broker Non-votes	0

Proposal 3. A board proposal seeking advisory vote on the compensation of the Company’s named executive officers.
	Number of Votes	% of Shares Outstanding
For	31,312,098	86.06%
Against	956,396	2.63%
Abstain	117,492.32%
Broker Non-votes	0

Proposal 4.	A stockholder-sponsored proposal regarding special shareowner meetings.

	Number of Votes	% of Shares Outstanding
For	19,101,875	52.50%
Against	9,605,573	26.40%
Abstain	106,417.29%
Broker Non-votes	3,572,121	9.81%

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
See Exhibit Index on page 54.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA AIR GROUP, INC.
Registrant

Date:  August 7, 2009

By: /s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Controller (Principal Accounting Officer)

By: /s/ Glenn S. Johnson
Glenn S. Johnson
Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

31.1*	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2*	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1*	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

* Filed herewith