Form 10-Q
period 2009-11-05
ALASKA AIR GROUP INC
filed 2009-11-06
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The registrant has 35,255,503 common shares, par value $1.00, outstanding at October 31, 2009.

ALASKA AIR GROUP, INC.
Quarterly Report on Form 10-Q for the three months ended September 30, 2009

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

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.   Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	general economic conditions, including the impact of the current economic environment on customer travel behavior;
•      changes in our operating costs, including fuel, which can be volatile;
•      the competitive environment in our industry;
•	our ability to meet our cost reduction goals;
•	our significant indebtedness;
•	an aircraft accident or incident;
•	our ability to achieve or maintain profitability;
•	labor disputes and our ability to attract and retain qualified personnel;
•	potential downgrades of our credit ratings and the availability of financing;
•	operational disruptions;
•	the concentration of our revenue from a few key markets;
•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;
•	insurance costs;
•	fluctuations in our quarterly results;
•	liability and other claims asserted against us;
•	our reliance on automated systems and the risks associated with changes made to those systems;
•	our reliance on third-party vendors and partners;
•	compliance with our financial covenants;
•	changes in laws and regulations; and
•	increases in government fees and taxes.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS
	September 30,	December 31,
(in millions)	2009	2008
Current Assets
Cash and cash equivalents	$170.0	$283.1
Marketable securities	1,059.6	794.3
Total cash and marketable securities	1,229.6	1,077.4
Receivables - net	128.3	116.7
Inventories and supplies - net	47.4	51.9
Deferred income taxes	138.7	164.4
Fuel hedge contracts	43.6	16.5
Prepaid expenses and other current assets	98.2	82.0
Total Current Assets	1,685.8	1,508.9

Property and Equipment
Aircraft and other flight equipment	3,598.9	3,431.0
Other property and equipment	620.2	608.6
Deposits for future flight equipment	204.0	309.8
	4,423.1	4,349.4
Less accumulated depreciation and amortization	1,286.8	1,181.7

Total Property and Equipment - Net	3,136.3	3,167.7

Fuel Hedge Contracts	35.3	35.9

Other Assets	148.6	123.1

Total Assets	$5,006.0	$4,835.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
	September 30,	December 31,
(in millions except share amounts)	2009	2008
Current Liabilities
Accounts payable	$55.1	$59.6
Accrued aircraft rent	61.1	64.4
Accrued wages, vacation and payroll taxes	136.3	119.5
Other accrued liabilities	482.7	475.4
Air traffic liability	397.1	372.7
Fuel hedge contracts liability	1.7	24.1
Current portion of long-term debt	148.5	244.9

Total Current Liabilities	1,282.5	1,360.6

Long-Term Debt, Net of Current Portion	1,657.5	1,596.3

Other Liabilities and Credits
Deferred income taxes	93.3	36.7
Deferred revenue	454.0	421.3
Obligation for pension and postretirement medical benefits	582.7	584.7
Other liabilities	162.2	174.1
	1,292.2	1,216.8
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	-	-
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2009 - 43,453,355 shares
2008 - 43,171,404 shares	43.5	43.2
Capital in excess of par value	927.2	915.0
Treasury stock (common), at cost: 2009 - 8,202,384 shares
2008 - 6,896,506 shares	(184.8)	(161.4)
Accumulated other comprehensive loss	(303.0)	(328.3)
Retained earnings	290.9	193.4
	773.8	661.9
Total Liabilities and Shareholders' Equity	$5,006.0	$4,835.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions except per-share amounts)	2009	2008	2009	2008

Operating Revenues
Passenger	$884.8	$952.8	$2,326.1	$2,592.0
Freight and mail	27.7	30.5	72.3	80.4
Other - net	54.9	39.6	155.3	120.8
Change in Mileage Plan terms	-	42.3	-	42.3
Total Operating Revenues	967.4	1,065.2	2,553.7	2,835.5

Operating Expenses
Wages and benefits	246.2	232.1	739.3	711.2
Variable incentive pay	24.0	6.3	52.2	15.0
Aircraft fuel, including hedging gains and losses	199.5	575.6	485.6	1,039.6
Aircraft maintenance	49.7	47.4	169.0	159.6
Aircraft rent	38.3	40.2	115.4	126.1
Landing fees and other rentals	57.3	56.8	165.9	169.7
Contracted services	37.4	40.2	112.6	128.3
Selling expenses	37.0	41.7	97.3	120.3
Depreciation and amortization	55.6	52.1	162.3	152.9
Food and beverage service	12.7	13.5	36.7	39.2
Other	51.1	52.7	158.2	171.4
New pilot contract transition costs	-	-	35.8	-
Restructuring charges	-	3.7	-	3.7
Fleet transition costs - MD-80	-	21.5	-	47.5
Fleet transition costs - CRJ-700	-	0.7	-	6.8
Fleet transition costs - Q200	(1.2)	0.7	8.8	9.7
Total Operating Expenses	807.6	1,185.2	2,339.1	2,901.0

Operating Income (Loss)	159.8	(120.0)	214.6	(65.5)

Nonoperating Income (Expense)
Interest income	8.3	10.7	24.4	31.5
Interest expense	(25.9)	(25.9)	(77.8)	(74.3)
Interest capitalized	1.4	5.9	6.0	18.5
Other - net	(0.8)	(3.7)	(6.3)	(3.4)
	(17.0)	(13.0)	(53.7)	(27.7)
Income (loss) before income tax	142.8	(133.0)	160.9	(93.2)
Income tax expense (benefit)	55.2	(46.5)	63.4	(32.5)

Net Income (Loss)	$87.6	$(86.5)	$97.5	$(60.7)

Basic Earnings (Loss) Per Share:	$2.48	$(2.40)	$2.71	$(1.67)
Diluted Earnings (Loss) Per Share:	$2.46	$(2.40)	$2.69	$(1.67)
Shares used for computation:
Basic	35.275	36.069	35.981	36.383
Diluted	35.681	36.069	36.292	36.383

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(in millions)	Outstanding	Stock	Par Value	at Cost	Loss	Earnings	Total
Balances at December 31, 2008	36.275	$43.2	$915.0	$(161.4)	$(328.3)	$193.4	$661.9
Net income for the nine months ended September 30, 2009						97.5	97.5
Other comprehensive income (loss):

Related to marketable securities:
Change in fair value					22.3
Reclassification to earnings					(1.2)
Income tax effect					(7.9)
					13.2		13.2

Adjustments related to employee benefit plans:					25.6
Income tax effect					(9.6)
					16.0		16.0

Related to interest rate derivative instruments:
Change in fair value					(6.2)
Income tax effect					2.3
					(3.9)		(3.9)
Total comprehensive income							122.8

Purchase of treasury stock	(1.325)			(23.8)			(23.8)
Stock-based compensation			10.2				10.2
Common stock issued under stock plans	0.139	0.1	(0.2)				(0.1)
Treasury stock issued under stock plans	0.019			0.4			0.4
Stock issued for employee stock purchase plan	0.143	0.2	2.2				2.4
Balances at September 30, 2009	35.251	$43.5	$927.2	$(184.8)	$(303.0)	$290.9	$773.8

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

	Nine Months Ended September 30,
(in millions)	2009	2008
Cash flows from operating activities:
Net income (loss)	$97.5	$(60.7)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Non-cash impact of pilot contract transition costs	15.5	-
Restructuring charges	-	3.7
Fleet transition costs, including impairment charge	8.8	64.0
Depreciation and amortization	162.3	152.9
Stock-based compensation	10.2	10.8
Changes in fair values of open fuel hedge contracts	(48.9)	13.8
Changes in deferred income taxes	64.0	(26.4)
Increase in receivables - net	(11.6)	(5.0)
Increase in prepaid expenses and other current assets	(13.6)	(42.1)
Increase in air traffic liability	24.4	96.7
Increase (decrease) in other current liabilities	7.1	(19.8)
Decrease in deferred revenue and other-net	(10.1)	(46.9)
Net cash provided by operating activities	305.6	141.0

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(295.0)	(347.3)
Other flight equipment	(25.1)	(29.1)
Other property and equipment	(27.2)	(34.1)
Total property and equipment additions	(347.3)	(410.5)
Proceeds from disposition of assets	5.1	6.3
Purchases of marketable securities	(767.8)	(608.4)
Sales and maturities of marketable securities	521.8	398.7
Restricted deposits and other	(5.1)	7.1
Net cash used in investing activities	(593.3)	(606.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	191.6	786.0
Proceeds from sale-leaseback transactions, net	230.0	-
Long-term debt payments	(226.8)	(218.9)
Purchase of treasury stock	(23.8)	(48.9)
Proceeds and tax benefit from issuance of common stock	3.6	2.6
Net cash provided by financing activities	174.6	520.8

Net change in cash and cash equivalents	(113.1)	55.0
Cash and cash equivalents at beginning of year	283.1	204.3
Cash and cash equivalents at end of period	$170.0	$259.3

Supplemental disclosure of cash paid (received) during the period for:
Interest (net of amount capitalized)	$77.6	$52.3
Income taxes	(8.9)	(0.2)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

NOTE 1.         BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of September 30, 2009, as well as the results of operations for the three months and nine months ended September 30, 2009 and 2008. The adjustments made were of a normal recurring nature.

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

New and Proposed Accounting Pronouncements
Effective July 2, 2009, the Accounting Standards Codification (ASC) of the Financial Accounting Standards Board (FASB) became the single official source of authoritative, nongovernmental GAAP in the United States.  Although the Company’s accounting policies were not affected by the conversion to ASC, references to specific accounting standards in these notes to the condensed consolidated financial statements have been changed to reference the appropriate section of the ASC.

In March 2008, the FASB issued Statement of Financial Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS 161 requires entities that use derivative instruments to provide certain qualitative disclosures about their objectives and strategies for using such instruments, amounts and location of the derivatives in the financial statements, among other disclosures. SFAS 161 was adopted as of January 1, 2009 and was incorporated into ASC 815, Derivatives and Hedging.  The required disclosures are included in Note 2 and Note 4.  The adoption of this standard did not have a material impact on the disclosures historically provided.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the determination of fair value for assets and liabilities that may be involved in transactions that would not be considered orderly as defined in the position statement.  This position was incorporated into ASC 820, Fair Value Measurements and Disclosures.  In April 2009, the FASB also issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as incorporated into ASC 320, Investments – Debt and Equity Securities. This position statement provides additional guidance in determining whether a debt security is other-than-temporarily impaired and how entities should record the impairment in the financial statements.  The standard requires credit losses, as defined, to be recorded through the statement of operations and the remaining impairment loss to be recorded through accumulated other comprehensive income.  Both of these staff positions were effective for the Company as of June 30, 2009.  See Note 2 for a discussion of the impact of these new positions to the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This position was incorporated into ASC 825, Financial Instruments, and requires companies to provide, on an interim basis, disclosures that were previously only required in annual statements for the fair value of financial instruments.  This staff position was effective for the Company as of June 30, 2009.  See Note 2 for these required disclosures.

In May 2009, the FASB issued statement No. 165, Subsequent Events (SFAS 165), which was incorporated into ASC 855, Subsequent Events. The standard modified the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions as of June 30, 2009.  The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date these financial statements were issued.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 amending SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which, among other things, expands the disclosure regarding assets in an employer’s pension and postretirement benefit plans.  The standard requires the Company to add the fair value hierarchy disclosures required by ASC 820 as it relates to the underlying assets of the pension and postretirement benefit plans.  This position has been incorporated into ASC 715, Compensation – Retirement Benefits, and is effective for annual financial statements for fiscal years ending after December 15, 2009.  This position will impact the Company’s financial statement disclosures, but will have no impact on its financial position or results of operations.

NOTE 2.         FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

Cash, Cash Equivalents and Marketable Securities
The Company uses the “market approach” as defined in the accounting standards in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets and considered to be liquid and easily tradable.

Amounts measured at fair value as of September 30, 2009 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$170.0	$—	$—	$170.0
Marketable securities	72.3	987.3	—	1,059.6
Total	$242.3	$987.3	$—	$1,229.6

All of the Company’s marketable securities are classified as available-for-sale.  The securities are carried at fair value, with the unrealized gains and losses, excluding credit losses, reported in shareholders’ equity under the caption “accumulated other comprehensive loss” (AOCL).  Realized gains and losses are included in other nonoperating income (expense) in the condensed consolidated statements of operations.

The cost of securities sold is based on the specific identification method.  Interest and dividends on marketable securities are included in interest income in the condensed consolidated statements of operations.

Marketable securities consisted of the following (in millions):

	September 30, 2009	December 31, 2008
Amortized cost:
Government securities/agencies	$386.1	$329.1
Asset-backed obligations	236.3	198.0
Other corporate obligations	420.0	263.7
	$1,042.4	$790.8
Fair value:
Government securities/agencies	$392.9	$342.8
Asset-backed obligations	235.6	187.7
Other corporate obligations	431.1	263.8
	$1,059.6	$794.3

Of the marketable securities on hand at September 30, 2009, 8% mature in 2009, 29% in 2010, and 63% thereafter.  Gross realized gains and losses for the three and nine-month periods ended September 30, 2009 and 2008 were not material to the condensed consolidated financial statements.

The Company determined that credit losses, as defined in the accounting standards, existed as of September 30, 2009 with respect to certain asset-backed obligations.  Based on a future cash flow analysis, the Company determined that it does not expect to recover the full amortized cost basis of certain asset-backed obligations.  This analysis estimated the expected future cash flows by using a discount rate equal to the effective interest rate implicit in the securities at the date of acquisition.  The inputs used to estimate future cash flows included the default, foreclosure, and bankruptcy rates on the underlying mortgages and expected home pricing trends.  The Company also looked at the average credit scores of the individual mortgage holders and the average loan-to-value percentage.  Although management believes the underlying securities are performing well considering the current market, all of the factors mentioned result in expected future cash flows that are less than the current amortized cost of the portfolio of asset-backed obligations.  Therefore, the Company recorded an aggregate credit loss in other nonoperating expense of $1.7 million in the first nine months 2009 to reflect the difference between the present value of future cash flows and the amortized cost basis of the affected securities.  Management does not believe the securities associated with the remaining $3.9 million unrealized loss recorded in AOCL are “other-than-temporarily” impaired, as defined in the accounting standards, based on the current facts and circumstances.  Management currently does not intend to sell these securities prior to their recovery nor does it believe that it will be more-likely-than-not that the Company would need to sell these securities for liquidity or other reasons.

Gross unrealized gains and losses, including credit losses, at September 30, 2009 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains in AOCL	Less than 12 months	Greater than 12 months	Total Unrealized Losses	Less: Credit Loss Recorded in Earnings	Net Unrealized Losses in AOCL	Net Unrealized Gains/(Losses) in AOCL	Fair Value of Securities with Unrealized Losses
Government Securities/Agencies	$6.8	$--	$--	$--	$--	$--	$6.8	$35.1
Asset-backed obligations	3.1	--	(5.5)	(5.5)	(1.7)	(3.8)	(0.7)	25.0
Other corporate obligations	11.2	(0.1)	--	(0.1)	--	(0.1)	11.1	35.7
Total	$21.1	$(0.1)	$(5.5)	$(5.6)	$(1.7)	(3.9)	$17.2	$95.8

Interest Rate Swap Agreements
In the third quarter of 2009, the Company entered into interest rate swap agreements with a third party designed to hedge the volatility of the underlying variable interest rate in the Company’s aircraft lease agreements for six B737-800 aircraft.  The agreements stipulate that the Company pay a fixed interest rate over the term of the contract and receive a floating interest rate.  All significant terms of the swap agreement match the terms of the lease agreements, including interest-rate index, rate reset dates, termination dates and underlying notional values.  The agreements expire beginning in June 2020 through March 2021 to coincide with the lease termination dates.

The Company has formally designated these swap agreements as hedging instruments and will record the effective portion of the hedge as an adjustment to aircraft rent in the condensed consolidated statement of operations in the period of contract settlement.  The effective portion of the changes in fair value for instruments that settle in the future are recorded in AOCL in the condensed consolidated balance sheets.

At September 30, 2009, the Company had a liability of $6.2 million associated with these contracts, $5.6 million of which is expected to be reclassified into earnings within the next twelve months and is recorded in other accrued liabilities in the condensed consolidated balance sheets.  The fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value.  As such, the Company places these contracts in Level 2 of the fair value hierarchy.

Fair Value of Financial Instruments
The majority of the Company’s financial instruments are carried at fair value.  These include cash, cash equivalents and marketable securities (Note 2); restricted deposits (Note 9); fuel hedge contracts (Note 4); and interest rate swap agreements (Note 2).  The Company’s long-term fixed-rate debt is not carried at fair value.  The estimated fair value of the Company’s long-term debt was as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at September 30, 2009	$1,806.0	$1,767.5
Long-term debt at December 31, 2008	$1,841.2	$2,006.8

The fair value of cash and cash equivalents approximates carrying values due to the short maturity of these instruments.  The fair value of marketable securities is based on market prices.  The fair value of fuel hedge contracts is based on commodity exchange prices.  The fair value of restricted deposits approximates the carrying amount.  The fair value of interest rate swap agreements is based on quoted market swap rates.  The fair value of long-term debt is based on a discounted cash flow analysis using the Company’s current borrowing rate.

NOTE 3.         NEW PILOT CONTRACT TRANSITION COSTS AND RESTRUCTURING CHARGES

New Pilot Contract Transition Costs
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

Restructuring Charges
In the third quarter of 2008, Alaska announced reductions in work force among union and non-union employees.  The Company recorded a $3.7 million charge in the third quarter of 2008 representing the severance payments and estimated medical coverage obligation for the affected employees.

NOTE 4.         FUEL HEDGE CONTRACTS

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risk associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil and swap agreements for jet fuel refining margins, among other initiatives. The Company records these instruments on the balance sheet at their fair value.  Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Raw or “into-plane” fuel cost	$190.9	$401.4	$491.3	$1,106.7
Impact of hedging activity	8.6	174.2	(5.7)	(67.1)
Aircraft fuel expense	$199.5	$575.6	$485.6	$1,039.6

The net cash paid for hedges that settled during the period was $3.6 million and $22.9 million during the three and nine months ended September 30, 2009, respectively.  The net cash received for the three and nine months ended September 30, 2008 was $53.7 million and $154.6 million, respectively.

The Company uses the “market approach” in determining the fair value of its hedge portfolio. The Company’s fuel hedge contracts consist of over-the-counter contracts, which are not traded on an exchange.  The fair value of these contracts is determined based on observable inputs that are readily available in active markets or can be derived from information available in active, quoted markets.  Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy described in Note 2.

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its fuel-hedging contracts and does not anticipate nonperformance by the counterparties.

Outstanding future fuel hedge positions are as follows:
	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Weighted-Average Crude Oil Price per Barrel
Fourth Quarter 2009	50%	43.5	$76
Remainder 2009	50%	43.5	$76
First Quarter 2010	46%	40.0	$68
Second Quarter 2010	47%	43.0	$68
Third Quarter 2010	46%	44.4	$72
Fourth Quarter 2010	34%	30.0	$78
Full Year 2010	43%	157.4	$71
First Quarter 2011	26%	23.7	$86
Second Quarter 2011	24%	23.0	$79
Third Quarter 2011	22%	21.5	$80
Fourth Quarter 2011	15%	13.5	$81
Full Year 2011	22%	81.7	$82
First Quarter 2012	10%	9.2	$87
Second Quarter 2012	7%	7.0	$86
Full Year 2012	4%	16.2	$86

The Company also uses fixed-price physical contracts and financial swaps to fix the refining margin component for approximately 47% and 27% of expected fourth quarter 2009 and first quarter 2010 jet fuel purchases, respectively, at an average price per gallon of 22 cents per gallon and 25 cents per gallon, respectively.

As of September 30, 2009 and December 31, 2008, the net fair values of the Company’s fuel hedge positions were as follows (in millions):

	September 30, 2009	December 31, 2008
Crude oil call options or “caps”	$78.9	$52.4
Crude oil collar contracts	---	(24.1)
Refining margin swap contracts	(1.7)	---
Total	$77.2	$28.3

The Company paid premiums of $81.0 million and $89.1 million to purchase the call options that were in the portfolio at September 30, 2009 and December 31, 2008, respectively.  The Company does have agreements with its counterparties for the refining margin swap contracts requiring cash collateral if certain liability levels are met.  The Company did not have any cash collateral held by these counterparties at September 30, 2009 or December 31, 2008.

NOTE 5.         FLEET TRANSITION

Horizon Transition to All-Q400 Fleet
Horizon’s long-term goal is to transition to an all-Q400 fleet.  As of September 30, 2009, Horizon had five Q200 aircraft remaining, none of which were in the operational fleet.  These aircraft were removed from operation in the first quarter of 2009 and the Company recorded an associated charge of $10.0 million in the first six months of 2009.  In the third quarter, the Company reduced the total expected loss on the disposal of these aircraft by $1.2 million based on recent transactions.  The lease agreements on the five remaining Q200 aircraft were terminated subsequent to September 30, 2009.

During the three months and nine months ended September 30, 2008, Horizon recorded fleet transition costs of $0.7 million and $9.7 million, respectively, associated with the removal of Q200 aircraft from operations.

In the first nine months of 2008, Horizon recorded an impairment charge on its two owned CRJ-700 aircraft and related spare parts as a result of the decision at that time to exit from the CRJ-700 fleet earlier than originally planned.  The total impairment charge in the first nine months of 2008 associated with this decision was $5.5 million.  Horizon also recorded severance charges related to this fleet transition of $0.7 million and $1.3 million in the third quarter and nine-month period of 2008, respectively.

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

Alaska Transition to All-Boeing 737 Fleet
In 2006, the Company’s Board of Directors approved a plan to accelerate the retirement of its MD-80 fleet and remove those aircraft from service by the end of 2008. All of the MD-80s were removed from operation by the end of the third quarter of 2008.  Two and four of the aircraft were retired during the third quarter and first nine months of 2008, respectively, and placed in temporary storage at an aircraft storage facility. As a result, the Company recorded a $21.5 million and $47.5 million charge in the third quarter and first nine months of 2008, respectively, reflecting the remaining discounted future lease payments and other contract-related costs to be incurred through the remaining lease terms ending in 2012.

NOTE 6.         LONG-TERM DEBT

Long-term debt obligations were as follows (in millions):
	September 30, 2009	December 31, 2008
Fixed-rate notes payable due through 2024	$1,464.3	$1,458.9
Variable-rate notes payable due through 2019	341.7	267.4
16BBank line-of-credit facility expiring in 2010	17B--	18B75.0
19BPre-delivery payment facility expiring in 2011	20B--	21B39.9
Long-term debt	1,806.0	1,841.2
Less current portion	(148.5)	(244.9)
	$1,657.5	$1,596.3

During the first nine months of 2009, the Company borrowed $181.2 million using fixed-rate and variable-rate debt secured by flight equipment and another $10.4 million from its pre-delivery payment facility.  Of the $181.2 million borrowings, Alaska and Horizon borrowed $148.9 million and $32.3 million, respectively.  The Company made payments of $226.8 million, including $50.3 million on its pre-delivery payment facility and $75 million on its bank line-of-credit facility.

Alaska’s $80 million pre-delivery payment facility expires on August 31, 2011.  During the second quarter of 2009, the available amount on the facility was reduced from $152 million to $90.5 million and then again to $80 million on August 31, 2009.  The reduction was primarily driven by the decline in the remaining future obligations under the purchase agreement with Boeing.

NOTE 7.         SHAREHOLDERS’ EQUITY

Common Stock Repurchase
On June 11, 2009, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock, at which time the Company’s stock price was $15.60. Through September 30, 2009, the Company had repurchased 1,324,578 shares of its common stock for approximately $23.8 million under this program.

Delisting of Common Shares
In October 2009, the Company delisted 7,900,000 common shares that had been held in treasury stock on the condensed consolidated balance sheet as of September 30, 2009.  This action did not impact the total number of common shares outstanding.

NOTE 8.         EMPLOYEE BENEFIT PLANS

Pension Plans - Qualified Defined Benefit
Net pension expense for the three and nine months ended September 30, 2009 and 2008 included the following components (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Service cost	$11.0	$11.7	$33.2	$35.0
Interest cost	16.7	15.7	50.1	47.0
Expected return on assets	(12.8)	(18.0)	(38.4)	(53.9)
Amortization of prior service cost	1.1	1.1	3.3	3.3
Actuarial loss	7.2	1.4	21.6	4.2
Net pension expense	$23.2	$11.9	$69.8	$35.6

The Company contributed $15.9 million and $47.8 million to its qualified defined-benefit plans during the three and nine months ended September 30, 2009, respectively.  Management is currently evaluating the amount of additional funding for 2009, if any.  The Company made $17.3 million and $51.7 million in contributions to its qualified defined-benefit pension plans during the three and nine months ended September 30, 2008, respectively.

Pension Plans - Nonqualified Defined Benefit
Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.8 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively, and $2.3 million and $2.7 million for the nine months ended September 30, 2009 and 2008, respectively.

Postretirement Medical Benefits
Net periodic benefit cost for the post-retirement medical plans for the three months ended September 30, 2009 and 2008 was $4.0 million and $2.8 million, respectively.  The net periodic benefit cost for the nine months ended September 30, 2009 and 2008 was $12.9 million and $8.4 million, respectively.

NOTE 9.         OTHER ASSETS

Other assets consisted of the following (in millions):
	September 30, 2009	December 31, 2008
Restricted deposits (primarily restricted investments)	$83.7	$78.6
Deferred costs and other*	64.9	44.5
	$148.6	$123.1
*Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

NOTE 10.       MILEAGE PLAN

Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):
	September 30, 2009	December 31, 2008
Current Liabilities:
Other accrued liabilities	$268.6	$280.4
Other Liabilities and Credits (non-current):
Deferred revenue	409.7	394.1
Other liabilities	12.8	15.9
	$691.1	$690.4

Alaska’s Mileage Plan revenue is included under the following condensed consolidated statement of operations captions for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Passenger revenues	$54.0	$39.8	$140.9	$100.6
Other - net revenues	39.5	25.5	109.8	76.6
Change in Mileage Plan terms	--	42.3	--	42.3
	$93.5	$107.6	$250.7	$219.5

In the third quarter of 2008, the Company changed the terms of its Mileage Plan program regarding the expiration of award miles.  Beginning in the third quarter of 2008, Mileage Plan accounts with no activity for two years are deleted.  Under the previous policy, accounts with no activity for three years were deleted.  As a result of the deletion of a number of accounts at that time, the Company reduced its liability for future awards by $42.3 million, which was recorded in the condensed consolidated statements of operations as “Change in Mileage Plan terms.”

NOTE 11.       STOCK-BASED COMPENSATION PLANS

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

Stock Options
During the nine months ended September 30, 2009, the Company granted 389,652 options with a weighted-average fair value of $14.00 per share.  During the same period in the prior year, the Company granted 388,111 options with a weighted-average fair value of $11.13 per share.

The Company recorded stock-based compensation expense related to stock options of $0.8 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively.  The Company recorded expense of $3.8 million and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, $5.0 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 2.4 years.

As of September 30, 2009, options to purchase 2,630,721 shares of common stock were outstanding with a weighted-average exercise price of $29.51.  Of that total, 1,827,761 were exercisable at a weighted-average exercise price of $29.85.

Restricted Stock Awards
During the nine months ended September 30, 2009, the Company awarded 253,619 restricted stock units (RSUs) to certain employees, with a weighted-average grant date fair value of $27.03.  This amount reflects the value of the RSU awards at the grant date based on the closing price of the Company’s common stock.  The Company recorded stock-based compensation expense related to RSUs of $1.1 million and $1.8 million for the three months ended September 30, 2009 and 2008, respectively, and $4.9 million and $5.5 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, $6.3 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of two years.

Deferred Stock Awards
In the first nine months of 2009, the Company awarded 12,704 Deferred Stock Unit awards (DSUs) to members of its Board of Directors as a portion of their retainers.  In the first nine months of 2008, the Company awarded 13,976 DSUs to members.  The underlying common shares are issued upon retirement from the Board, but require no future service period.  As a result, the entire intrinsic value of the awards on the date of grant was expensed in the period of grant.  The total amount of compensation expense recorded was $0.3 million in each of the nine-month periods ended September 30, 2009 and 2008.

Employee Stock Purchase Plan
Compensation expense recognized under the Employee Stock Purchase Plan was $0.4 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively, and $1.2 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively.

Summary of Stock-Based Compensation
The table below summarizes the components of total stock-based compensation for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Stock options	$0.8	$0.7	$3.8	$4.0
Restricted stock units	1.1	1.8	4.9	5.5
Performance share units	---	---	---	(0.4)
Deferred stock units	0.3	---	0.3	0.3
Employee stock purchase plan	0.4	0.3	1.2	1.4
	$2.6	$2.8	$10.2	$10.8

NOTE 12.       OPERATING SEGMENT INFORMATION

Operating segment information for Alaska and Horizon for the three and nine months ended September 30 was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Operating revenues:
Alaska – mainline (1)	$776.9	$856.2	$2,049.8	$2,261.8
Alaska – purchased capacity (1)	81.9	85.7	211.4	233.9
Total Alaska	858.8	941.9	2,261.2	2,495.7
Horizon – brand flying	108.3	123.0	291.7	339.0
Horizon – Alaska capacity purchase arrangement	69.9	81.1	191.2	231.2
Total Horizon	178.2	204.1	482.9	570.2
Other (2)	0.3	0.3	0.8	0.8
Elimination of intercompany revenues	(69.9)	(81.1)	(191.2)	(231.2)
Consolidated	$967.4	$1,065.2	$2,553.7	$2,835.5
Income (loss) before income tax:
Alaska	124.8	(107.4)	148.6	(59.9)
Horizon	19.1	(25.1)	15.1	(30.1)
Other (2)	(1.1)	(0.5)	(2.8)	(3.2)
Consolidated	$142.8	$(133.0)	$160.9	$(93.2)

	September 30, 2009	December 31, 2008
Total assets at end of period:
Alaska	$4,605.6	$4,428.6
Horizon	714.6	692.3
Other (2)	956.0	820.3
Elimination of intercompany accounts	(1,270.2)	(1,105.6)
Consolidated	$5,006.0	$4,835.6
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

NOTE 13.       CONTINGENCIES

Grievance with International Association of Machinists
In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle.  The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007.  In July 2008, the arbitrator issued a final decision regarding basic liability in the matter.  In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to attempt to negotiate a remedy. In June 2009, another hearing was conducted, specifically related to the parties’ views on available remedies.  Subsequent to that hearing, there have been additional executive sessions of the arbitration panel.  Further hearings regarding the nature and scope of available remedies are scheduled to commence in December 2009.  Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our Company, our operations and our present business environment.  MD&A is provided as a supplement to – and should be read in conjunction with – our condensed consolidated financial statements and the accompanying notes.  All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements.  Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission, including those listed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  This overview summarizes MD&A, which includes the following sections:

•	Third Quarter in Review – highlights from the third quarter of 2009 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations – an in-depth analysis of the results of operations of Alaska and Horizon for the three and nine months ended September 30, 2009.  We believe this analysis will help the reader better understand our condensed consolidated statements of operations.  This section also includes forward-looking statements regarding our view of the remainder of 2009.

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

THIRD QUARTER IN REVIEW
Our consolidated pretax income was $142.8 million during the third quarter of 2009 compared to a pretax loss of  $133.0 million in the third quarter of 2008.  The increase in our pretax earnings was primarily due to the $376.1 million decline in aircraft fuel costs and the decline in fleet transition costs from the third quarter of 2008, partially offset by a $97.8 million decline in operating revenues.  The decline in fuel cost is primarily due to a 49% reduction in the cost per gallon of raw fuel and a $165.6 million reduction in net losses associated with our fuel-hedging portfolio.  The 9.2% decline in operating revenues is more fully described below.

•
Passenger revenue declined 7.1% because of continued demand weakness as compared to the prior year.  In the third quarter, capacity across the Air Group network was reduced by just over 4% and consolidated unit operating revenue, excluding the change in Mileage Plan terms, declined by 1.4%.  This compares with a 2.5% year-over-year decline in the second quarter of 2009.  We believe that demand deterioration is moderating compared with the prior-year periods as evidenced by a year-over-year increase in passenger traffic at Alaska in the quarter.  However, ticket yield continues to be under significant pressure.

•      As previously announced, we began charging a $15 first bag service charge on July 7, 2009. This fee does not apply to our MVP or MVP Gold Mileage Plan members, for those traveling solely within the state of Alaska, or for certain other passengers.  For the third quarter, the fee generated $23.5 million of incremental revenue.  As previously disclosed, we believe this fee will generate at least $70 million of incremental revenue on an annual basis, and we expect to meet or exceed our estimate of at least $30 million of incremental revenue during the last half of 2009.

•
Mileage Plan revenue increased by $14.2 million primarily as a result of an increase in the commission revenue recognized from the sale of Mileage Plan miles.  See further discussion in the Alaska Airlines segment beginning on page 25.

•	We recorded $42.3 million in the prior-year quarter associated with a change in our Mileage Plan program terms.

Other significant developments during the third quarter of 2009 and through the filing of this Form 10-Q are described below.

New Markets
In the third quarter, we announced that Alaska would begin daily non-stop service between Portland and Chicago on November 16, 2009.  We launched previously announced service from Seattle to two new cities in Texas - Houston and Austin during the quarter, and our previously announced non-stop service between Seattle and Atlanta began in October.

Horizon also announced expanded seasonal service to Mammoth Lakes from San Jose, Reno, Seattle and Portland.  The flights will operate from December 17, 2009 to April 11, 2010.

Labor Agreements
As previously disclosed, in August 2009, Alaska and its aircraft technicians reached an agreement on a two-year contract extension.  The extended contract, which becomes amendable on October 17, 2011, provides technicians with a 1.5-percent pay scale increase in October 2009 and 2010. In addition, technicians will no longer participate in the company’s Variable Pay Plan. Instead, they will participate in the Performance-Based Pay (PBP) Plan.

In October 2009, the International Association of Machinists presented its membership with two-year contract extension proposals for Alaska’s clerical, office and passenger service employees, and its ramp service and stores agents.  The proposed extension includes participation in the PBP incentive plan and a 1.5-percent pay scale increase in June 2010 and 2011.  The vote by the covered employees is expected to be completed in December 2009.

Horizon Fleet Transition
Horizon’s long-term goal is to transition to an all-Q400 fleet.  In the first quarter of 2009, Horizon removed the final six Q200 aircraft from operations.  We recorded a charge of $10.0 million in the first six months of 2009 associated with removing these aircraft from operation.  In the third quarter, we reduced the total expected loss on the disposal of these aircraft by $1.2 million based on recent transactions.  Subsequent to September 30, 2009, we successfully disposed of the remaining Q200 aircraft and, as such, have terminated the associated lease agreements.

Although we have been actively pursuing various alternatives to dispose of our 18 CRJ-700 aircraft in the most economically feasible way, the current economic conditions have hindered the remarketing efforts.  As a result, the transition to an all-Q400 fleet will be delayed and we will continue to operate the CRJ-700 aircraft in our operating fleet.  We expect to have three Q400 aircraft delivered in the fourth quarter of 2009, but we have successfully deferred 2010 and 2011 Q400 deliveries into future years to better manage our fleet size and capacity plans.

Outlook
Looking ahead, year-over-year advance booked load factor for November is up about 3.5 points for Alaska mainline flying and about 1.5 points for Horizon brand flying.  December advance booked load factor is up about 1.5 points and down about one point for mainline Alaska and Horizon brand flying, respectively, although the trend has been for the year-over-year comparison to improve as the date of travel approaches.  These advance booked load factors are on relatively flat expected capacity at Alaska and an expected decline of about 3% at Horizon brand flying for the fourth quarter.

We are continuing to see lower year-over-year unit revenues and ticket yields due to the current economic conditions and need to stimulate traffic with low fares and sale activity.  We expect to continue to see year-over-year declines in unit revenue through the fourth quarter based on current bookings and fare sales.  The impacts of our new first bag fee and new affinity card agreement, along with other revenue initiatives such as increases in on-board products, have helped to ease the impact of revenue declines from low ticket yields.

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2009 TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Our consolidated net income for the third quarter of 2009 was $87.6 million, or $2.46 per diluted share, compared to a net loss of $86.5 million, or $2.40 per diluted share, in the third quarter of 2008. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions.  In the third quarter of 2009 we recognized net mark-to-market gains of $7.3 million ($4.6 million after tax, or $0.13 per share) compared to losses of $218.2 million ($136.7 million after tax, or $3.79 per share) in the third quarter of 2008.

•	The third quarter of 2008 included fleet transition charges of $22.2 million ($13.9 million after tax, or $0.38 per share) related to the planned transitions out of the MD-80 and CRJ-700 fleets.

•	The third quarter of 2008 included restructuring charges of $3.7 million ($2.3 million after tax, or $0.06 per share) related to the reduction in work force at Alaska.

•	The third quarter of 2008 also included a $42.3 million benefit ($26.5 million after tax, or $0.73 per share) related to a change in terms of our Mileage Plan program.

We believe disclosure of the impact of these individual charges is useful information to investors and other readers because:

•	it is useful to monitor performance without these items as it improves a reader’s ability to compare our results to the results of other airlines;

•
 our results excluding these items are the basis for our various employee incentive plans, thus the information allows investors to better understand the changes in variable incentive pay expense in our condensed consolidated statements of operations;

•	our results excluding these items are most often used in internal management and board reporting and decision-making; and

•	we believe it is the basis by which we are evaluated by industry analysts.

Our consolidated results are primarily driven by the results of our two operating carriers. Alaska reported pretax income of $124.8 million in the third  quarter of 2009, while Horizon reported pretax income of $19.1 million. Financial and statistical data for Alaska and Horizon are shown on pages 25 and 32, respectively. An in-depth discussion of the results of Alaska and Horizon begins on pages 26 and 33, respectively.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended September 30						Nine Months Ended September 30
					%						%
Financial Data (in millions):	2009		2008		Change		2009		2008		Change
Operating Revenues:
Passenger	$702.0		$751.2		(6.5)		$1,844.3		$2,041.2		(9.6)
Freight and mail	26.5		29.2		(9.2)		69.0		77.1		(10.5)
Other - net	48.4		33.5		44.5		136.5		101.2		34.9
Change in Mileage Plan terms	-		42.3		NM		-		42.3		NM
Total mainline operating revenues	776.9		856.2		(9.3)		2,049.8		2,261.8		(9.4)
Passenger - purchased capacity	81.9		85.7		(4.4)		211.4		233.9		(9.6)
Total Operating Revenues	858.8		941.9		(8.8)		2,261.2		2,495.7		(9.4)

Operating Expenses:
Wages and benefits	199.1		182.5		9.1		594.9		558.9		6.4
Variable incentive pay	20.8		4.9		324.5		44.0		10.8		307.4
Aircraft fuel, including hedging gains and losses	166.6		479.1		(65.2)		405.9		864.0		(53.0)
Aircraft maintenance	36.5		32.6		12.0		129.4		112.1		15.4
Aircraft rent	27.2		26.3		3.4		81.8		82.4		(0.7)
Landing fees and other rentals	43.0		42.3		1.7		124.4		126.9		(2.0)
Contracted services	29.7		31.9		(6.9)		88.6		100.5		(11.8)
Selling expenses	29.4		33.1		(11.2)		76.8		95.6		(19.7)
Depreciation and amortization	45.1		42.8		5.4		132.6		123.2		7.6
Food and beverage service	12.0		12.8		(6.3)		34.9		37.1		(5.9)
Other	38.0		41.0		(7.3)		119.3		130.2		(8.4)
New pilot contract transition costs	-		-		NM		35.8		-		NM
Restructuring charges	-		3.7		NM		-		3.7		NM
Fleet transition costs - MD-80	-		21.5		NM		-		47.5		NM
Total mainline operating expenses	647.4		954.5		(32.2)		1,868.4		2,292.9		(18.5)
Purchased capacity costs	74.7		85.6		(12.7)		206.3		246.8		(16.4)
Total Operating Expenses	722.1		1,040.1		(30.6)		2,074.7		2,539.7		(18.3)

Operating Income (Loss)	136.7		(98.2)				186.5		(44.0)

Interest income	9.6		12.8				29.2		38.2
Interest expense	(22.4)		(23.5)				(67.5)		(67.5)
Interest capitalized	1.4		4.8				5.7		16.1
Other - net	(0.5)		(3.3)				(5.3)		(2.7)
	(11.9)		(9.2)				(37.9)		(15.9)

Income (Loss) Before Income Tax	$124.8		$(107.4)				$148.6		$(59.9)

Mainline Operating Statistics:
Revenue passengers (000)	4,240		4,532		(6.4)		11,796		13,037		(9.5)
RPMs (000,000) "traffic"	5,020		5,012		0.2		13,812		14,410		(4.1)
ASMs (000,000) "capacity"	6,097		6,306		(3.3)		17,469		18,628		(6.2)
Passenger load factor	82.3%		79.5%		2.8	pts	79.1%		77.4%		1.7	pts
Yield per passenger mile	13.98	¢	14.99	¢	(6.7)		13.35	¢	14.17	¢	(5.8)
Operating revenue per ASM (RASM)	12.74	¢	13.58	¢	(6.2)		11.73	¢	12.14	¢	(3.4)
Change in Mileage Plan terms per ASM	0.00	¢	0.67	¢	NM		0.00	¢	0.23	¢	NM
Passenger revenue per ASM	11.51	¢	11.91	¢	(3.4)		10.56	¢	10.96	¢	(3.6)
Operating expenses per ASM	10.62	¢	15.14	¢	(29.9)		10.70	¢	12.31	¢	(13.1)
Aircraft fuel cost per ASM	2.73	¢	7.60	¢	(64.1)		2.32	¢	4.64	¢	(50.0)
New pilot contract transition costs per ASM	0.00	¢	0.00	¢	NM		0.21	¢	0.00	¢	NM
Restructuring charges per ASM	0.00	¢	0.06	¢	NM		0.00	¢	0.02	¢	NM
Fleet transition costs per ASM	0.00	¢	0.34	¢	NM		0.00	¢	0.25	¢	NM
Aircraft fuel cost per gallon	$2.07		$5.57		(62.8)		$1.77		$3.34		(47.0)
Economic fuel cost per gallon	$2.15		$3.47		(38.0)		$1.98		$3.14		(36.9)
Fuel gallons (000,000)	80.1		86.0		(6.9)		229.9		258.3		(11.0)
Average number of full-time equivalent employees	9,002		9,594		(6.2)		8,987		9,785		(8.2)
Aircraft utilization (blk hrs/day)	9.9		10.8		(8.3)		9.9		10.8		(8.3)
Average aircraft stage length (miles)	1,044		981		6.4		1,027		975		5.3
Operating fleet at period-end	116		110		6 a/c		116		110		6 a/c

Regional Operating Statistics:
RPMs (000,000)	298		304		(2.0)		777		873		(11.0)
ASMs (000,000)	383		391		(2.0)		1,058		1,153		(8.2)
Passenger load factor	77.8%		77.7%		0.1	pts	73.4%		75.7%		(2.3	)pts
Yield per passenger mile	27.48	¢	28.19	¢	(2.5)		27.21	¢	26.79	¢	1.6
Operating revenue per ASM	21.38	¢	21.92	¢	(2.5)		19.98	¢	20.29	¢	(1.5)
Operating expenses per ASM	19.50	¢	21.89	¢	(10.9)		19.50	¢	21.41	¢	(8.9)

NM = Not Meaningful

ALASKA AIRLINES
Alaska reported income before income taxes of $124.8 million during the third quarter of 2009 compared to a loss of $107.4 million in the third quarter of 2008. The improvement was driven by a $312.5 million decrease in fuel cost compared to the prior year and the lack of MD-80 fleet transition charges and restructuring charges in the current period, partially offset by an $83.1 decline in total operating revenues.

ALASKA REVENUES

Total operating revenues decreased $83.1 million, or 8.8%, during the third quarter of 2009 as compared to the same period in 2008. The changes are summarized in the following table:

	Three Months Ended September 30
(in millions)	2009	2008	% Change
Passenger revenue - mainline	$702.0	$751.2	(6.5)
Freight and mail	26.5	29.2	(9.2)
Other - net	48.4	33.5	44.5
Change in Mileage Plan terms	-	42.3	NM
Total mainline revenues	$776.9	$856.2	(9.3)
Passenger revenue - purchased capacity	81.9	85.7	(4.4)
Total operating revenues	$858.8	$941.9	(8.8)

NM = Not Meaningful

Operating Revenues – Mainline
Mainline passenger revenue fell 6.5% on a 3.3% reduction in capacity and a 3.4% decline in passenger unit revenue.  The decline in passenger unit revenue was driven by a 6.7% drop in yield from the prior-year period, partially offset by the 2.8-point increase in passenger load factor. The decline in yield reflects the overall economic climate and the resulting discounting of fares and is also a result of longer average trip lengths.  Passenger revenue per available seat mile (PRASM) declined 1.3% in July, 3.5% in August, and 5.5% in September.

Our load factor in October 2009 was 77.0%, compared to 73.6% in October 2008. Our advance bookings currently suggest that load factors will be up about 3.5 points in November and 1.5 points in December compared to the prior year.

Ancillary revenue included in passenger revenue increased from $30.3 million in the third quarter of 2008 to $41.9 million in the third quarter of 2009.  The increase is primarily due to the implementation of our first checked bag service charge in the current quarter, which generated $17.3 million.

Freight and mail revenue declined $2.7 million, or 9.2%, primarily as a result of lower mail volumes and yields, and lower freight fuel surcharges, partially offset by higher freight volumes and yield coming from strong seafood volumes in the third quarter.

Other – net revenue increased $14.9 million, or 44.5%, from the prior-year quarter.  Mileage Plan revenue increased by $14.2 million primarily as a result of an increase in the commission revenue recognized from the sale of Mileage Plan miles.  The increase in the commission component from the prior-year period is driven by two primary factors – 1) the decline in the fair value assigned to sold miles as our award structure changed in the fourth quarter of 2008 and 2) the increase in the rate paid to us by our affinity credit card partner for miles sold.  The new affinity card agreement was effective January 1, 2009.

In the third quarter of 2008, we reduced the length of time that a Mileage Plan account could be inactive from three years to two years before the account is deleted.  As a result of this change in terms, our Mileage Plan liability was reduced by $42.3 million in the prior-year period.

Passenger Revenue – Purchased Capacity

Passenger revenue – purchased capacity declined by $3.8 million to $81.9 million because of a 2.0% drop in capacity and a 2.5% decline in unit revenue compared to the prior year.  Unit revenue declined as a result of a 2.5% decline in yield from the prior-year period on relatively flat load factor.

ALASKA EXPENSES
For the third quarter, total operating expenses declined $318.0 million compared to the same period in 2008, mostly as a result of the significant decline in fuel expense and the lack of fleet transition costs and restructuring charges, partially offset by a $32.5 million increase in wages and benefits and variable incentive pay. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30
(in millions)	2009	2008	% Change
Mainline fuel expense	$166.6	$479.1	(65.2)
Mainline non-fuel operating expenses	480.8	475.4	1.1
Mainline operating expenses	647.4	954.5	(32.2)
Purchased capacity costs	74.7	85.6	(12.7)
Total Operating Expenses	$722.1	$1,040.1	(30.6)

Mainline Operating Expenses
Total mainline operating costs for the third quarter of 2009 decreased $307.1 million, or 32.2%, compared to the same period of 2008. Significant individual expense variances from the third quarter of 2008 are described more fully below.

Wages and Benefits
Wages and benefits were up $16.6 million, or 9.1%, compared to the third quarter of 2008.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended September 30
(in millions)	2009	2008	% Change
Wages	$137.5	$135.5	1.5
Pension and defined-contribution retirement benefits	29.4	16.7	76.0
Medical benefits	19.8	17.3	14.5
Other benefits and payroll taxes	12.4	13.0	(4.6)
Total wages and benefits	$199.1	$182.5	9.1

Wages increased 1.5% on a 6.2% reduction in full-time equivalent employees (FTE) compared to the third quarter of 2008.  Wages have not declined in step with the FTE reduction because of higher wage rates for the pilot group in connection with their new contract and increased average wages for certain other employees stemming from higher average seniority following recent furloughs, which are generally seniority-based.

The nearly 76% increase in pension and other retirement-related benefits is primarily due to a $12.2 million increase in our defined-benefit pension cost driven by the significant decline in the market value of pension assets at the end of 2008.

Medical benefits increased 14.5% from the prior-year period primarily as a result of higher post-retirement medical cost for the pilot group in connection with their new contract.

We expect wages and benefits to be up in the fourth quarter of 2009 compared to the fourth quarter of 2008 for the same reasons mentioned above.

Variable Incentive Pay
Variable incentive pay expense increased from $4.9 million in the third quarter of 2008 to $20.8 million in the third quarter of 2009.  The increase reflects higher year-over-year expense for the Air Group Performance Based Pay (PBP) incentive plan based on estimated full-year Air Group results and those estimated results compared to our original 2009 plan.  The increase can also be attributed to the addition of pilots, flight attendants and mechanics to the PBP incentive plan, which results in a larger expected payout for 2009 than the incentive plans under which they were previously covered.  We expect fourth quarter 2009 incentive pay will be higher than in the same period of 2008.

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

Aircraft fuel expense decreased $312.5 million, or 65.2%, compared to the third quarter of 2008. The elements of the change are illustrated in the following table:

	Three Months Ended September 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	80.1	86.0	(6.9)
Raw price per gallon	$1.99	$3.89	(48.8)
Total raw fuel expense	$159.5	$334.5	(52.3)
Net impact on fuel expense from changes in value of the fuel hedge portfolio	7.1	144.6	NM
Aircraft fuel expense, as reported	$166.6	$479.1	(65.2)

NM = Not Meaningful

Fuel gallons consumed decreased by 6.9% primarily as a result of a 5.5% reduction in aircraft flight hours and improved fuel efficiency of our fleet as we completed the fleet transition out of the less-efficient MD-80 aircraft to newer, more-efficient B737-800 aircraft in the third quarter of 2008.

The raw fuel price per gallon declined by 48.8% as a result of lower West Coast jet fuel prices driven by a considerable drop in crude oil costs and refining margins.  Based on the current price of jet fuel, we expect that the raw price per gallon in the fourth quarter of 2009 will be lower than in 2008, although not to the same extent as in the first nine months of the year.

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

Our economic fuel expense is calculated as follows:
	Three Months Ended September 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$159.5	$334.5	(52.3)
Plus or minus: net of cash settlement for settled hedges and premium expense recognized	13.2	(36.5)	NM
Economic fuel expense	$172.7	$298.0	(42.0)
Fuel gallons consumed	80.1	86.0	(6.9)
Economic fuel cost per gallon	$2.15	$3.47	(38.0)

 NM = Not meaningful
As noted in the above table, the total net expense recognized for hedges that settled during the period was $13.2 million in the third quarter of 2009, compared to a net cash benefit of $36.5 million in 2008.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement. The decrease is primarily due to the significant decline in crude oil prices over the past year.

We currently expect economic fuel expense to be lower for the remainder of 2009 than in 2008 because of lower jet fuel prices.

Aircraft Maintenance
Aircraft maintenance increased by $3.9 million, or 12.0%, compared to the prior-year quarter because of a higher number of airframe maintenance events and a new power-by-the-hour maintenance agreement on our B737-700 and B737-900 aircraft engines. Our current expectation is that aircraft maintenance costs will be relatively flat in the fourth quarter of 2009 compared to 2008.

Selling Expenses
Selling expenses declined by $3.7 million, or 11.2%, compared to the third quarter of 2008 as a result of lower credit card and travel agency commissions and lower ticket distribution costs resulting from the decline in passenger traffic.  We expect fourth quarter 2009 selling expenses to be higher compared to the fourth quarter of 2008 due to higher expected advertising costs.

Mainline Unit Costs per Available Seat Mile
Operating costs per ASM (CASM) is an important metric in the industry and we use it to gauge the effectiveness of our cost-reduction efforts. Our effort to reduce unit cost focuses not only on controlling the actual dollars we spend, but also on the ability to increase our capacity without adding a commensurate amount of cost.

Our mainline operating costs per ASM are summarized below:
	Three Months Ended September 30
	2009		2008		% Change
Total mainline operating expenses per ASM (CASM)	10.62	¢	15.14	¢	(29.9)
CASM includes the following components:
Aircraft fuel cost per ASM	2.73	¢	7.60	¢	(64.1)
Restructuring charges per ASM	-		0.06	¢	NM
Fleet transition costs per ASM	-		0.34	¢	NM

NM = Not Meaningful

CASM decreased from the prior-year period because of the 32.2% decline in mainline operating costs, which is discussed above, partially offset by a 3.3% reduction in capacity. We have listed separately in the above table our fuel costs, fleet transition charges and restructuring charges per ASM. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress. We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

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

•
Cost per ASM excluding fuel and certain special items is one of the most important measures used by managements of both Alaska and Horizon and by our Board of Directors in assessing quarterly and annual cost performance.  For Alaska Airlines, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 fleet branded in Alaska Airlines livery.  The revenue and expenses associated with purchased capacity are evaluated separately.

•	Cost per ASM excluding fuel (and other items as specified in our plan documents) is an important metric for the PBP incentive plan that covers the majority of our employees.

•
Cost per ASM excluding fuel and certain special items is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airlines to others in the industry.  The measure is also the subject of frequent questions from investors.

•
Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items such as fleet transition costs, new pilot contract transition costs, and restructuring charges is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

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

We currently forecast our mainline costs per ASM excluding fuel and other special items for the fourth quarter and full year of 2009 to be up 6% and 10%, respectively, compared to 2008.

Purchased Capacity Costs
Purchased capacity costs declined $10.9 million, or 12.7%, compared to the third quarter of 2008 to $74.7 million in the third quarter of 2009.  Of the total, $69.9 million was paid to Horizon under the CPA for 368 million ASMs, a capacity reduction of 2.4% from the third quarter of 2008. This expense is eliminated in consolidation.

Horizon Air Financial and Statistical Data (unaudited)

	Three Months Ended September 30						Nine Months Ended September 30
					%						%
Financial Data (in millions):	2009		2008		Change		2009		2008		Change
Operating Revenues:
Passenger - brand flying	$105.4		$120.3		(12.4)		$283.7		$330.7		(14.2)
Passenger - Alaska capacity purchase arrangement	69.9		81.1		(13.8)		191.2		231.2		(17.3)
Total passenger revenue	$175.3		$201.4		(13.0)		$474.9		$561.9		(15.5)
Freight and mail	0.7		0.8		(12.5)		2.0		2.1		(4.8)
Other - net	2.2		1.9		15.8		6.0		6.2		(3.2)
Total Operating Revenues	178.2		204.1		(12.7)		482.9		570.2		(15.3)

Operating Expenses:
Wages and benefits	44.4		47.9		(7.3)		137.0		147.2		(6.9)
Variable incentive pay	3.2		1.4		128.6		8.2		4.2		95.2
Aircraft fuel, including hedging gains and losses	32.9		96.5		(65.9)		79.7		175.6		(54.6)
Aircraft maintenance	13.2		14.8		(10.8)		39.6		47.5		(16.6)
Aircraft rent	11.1		13.9		(20.1)		33.6		43.7		(23.1)
Landing fees and other rentals	14.6		14.7		(0.7)		42.4		43.6		(2.8)
Contracted services	8.4		7.1		18.3		23.8		22.0		8.2
Selling expenses	7.6		8.6		(11.6)		20.5		24.7		(17.0)
Depreciation and amortization	10.2		9.0		13.3		28.8		28.8		-
Food and beverage service	0.7		0.7		-		1.8		2.1		(14.3)
Other	9.4		9.7		(3.1)		29.0		33.7		(13.9)
Fleet transition costs - CRJ-700	-		0.7		NM		-		6.8		NM
Fleet transition costs - Q200	(1.2)		0.7		NM		8.8		9.7		NM
Total Operating Expenses	154.5		225.7		(31.5)		453.2		589.6		(23.1)

Operating Income (Loss)	23.7		(21.6)				29.7		(19.4)

Interest income	0.5		1.1				1.5		3.8
Interest expense	(5.1)		(5.5)				(16.2)		(16.9)
Interest capitalized	0.0		1.0				0.3		2.3
Other - net	0.0		(0.10)				(0.2)		0.1
	(4.6)		(3.5)				(14.6)		(10.7)

Income (Loss) Before Income Tax	$19.1		$(25.1)				$15.1		$(30.1)

Combined Operating Statistics:
Revenue passengers (000)	1,815		1,989		(8.7)		5,055		5,754		(12.1)
RPMs (000,000) "traffic"	666		721		(7.6)		1,799		2,074		(13.3)
ASMs (000,000) "capacity"	855		945		(9.5)		2,470		2,831		(12.8)
Passenger load factor	77.9%		76.3%		1.6	pts	72.8%		73.3%		(0.5	)pts
Yield per passenger mile	26.32	¢	27.93	¢	(5.8)		26.40	¢	27.09	¢	(2.5)
Operating revenue per ASM (RASM)	20.84	¢	21.60	¢	(3.5)		19.55	¢	20.14	¢	(2.9)
Passenger revenue per ASM	20.50	¢	21.31	¢	(3.8)		19.23	¢	19.85	¢	(3.1)
Operating expenses per ASM	18.07	¢	23.88	¢	(24.3)		18.35	¢	20.83	¢	(11.9)
Aircraft fuel cost per ASM	3.85	¢	10.20	¢	(62.3)		3.23	¢	6.21	¢	(48.0)
CRJ-700 fleet transition costs per ASM	0.00	¢	0.07	¢	NM		0.00	¢	0.24	¢	NM
Q200 fleet transition costs per ASM	(0.14	)¢	0.07	¢	NM		0.35	¢	0.34	¢	NM
Aircraft fuel cost per gallon	$2.11		$5.61		(62.4)		$1.76		$3.37		(47.8)
Economic fuel cost per gallon	$2.19		$3.45		(36.5)		$1.98		$3.18		(37.7)
Fuel gallons (000,000)	15.6		17.2		(9.3)		45.1		52.1		(13.4)
Average number of full-time equivalent employees	3,269		3,687		(11.3)		3,320		3,777		(12.1)
Aircraft utilization (blk hrs/day)	8.4		8.5		(1.2)		8.3		8.4		(1.2)
Average aircraft stage length (miles)	334		325		2.8		326		324		0.6
Operating fleet at period-end	55		63		(8	)a/c	55		63		(8	)a/c

NM = Not Meaningful

HORIZON AIR
Horizon reported income before income taxes of $19.1 million during the third quarter of 2009 compared to a pretax loss of $25.1 million in the third quarter of 2008.  The $44.2 million improvement is primarily due to lower aircraft fuel and non-fuel operating expenses, partially offset by a 12.7% decline in operating revenues.

HORIZON REVENUES
For the third quarter of 2009, operating revenues declined $25.9 million, or 12.7%, compared to 2008.  Horizon’s passenger revenues are summarized in the table below:

	Three Months Ended September 30
(in millions)	2009	2008	% Change
Passenger revenue from Horizon "brand" flying	$105.4	$120.3	(12.4)
Revenue from capacity purchase arrangement (CPA) with Alaska	69.9	81.1	(13.8)
Total passenger revenue	$175.3	$201.4	(13.0)

Line-of-business information is presented in the table below. In the CPA arrangement with Alaska, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity. As a result, yield and load factor information for the CPA arrangement are not presented.
	Three Months Ended September 30, 2009
	Capacity and Mix			Load Factor		Yield		RASM
	2009 Actual (in millions)	% Change Y-O-Y	Current % Total	Actual	Point Change Y-O-Y	Actual	% Change Y-O-Y	Actual (in millions)	% Change Y-O-Y
Brand Flying	487	(14.3)	57	77.9%	2.9 pts	27.81¢	(1.5)	22.26¢	2.9
Alaska CPA	368	(2.4)	43	NM	NM	NM	NM	18.97¢	(11.8)
System Total	855	(9.5)	100	77.9%	1.6 pts	26.32¢	(5.8)	20.84¢	(3.5)
NM = Not Meaningful

Horizon brand flying includes those routes in the Horizon system not covered by the Alaska CPA. Horizon has the inventory and revenue risk in those markets.  Passenger revenue from Horizon brand flying decreased $14.9 million, or 12.4%, on a 14.3% reduction in brand capacity. Unit revenue was 2.9% higher than the third quarter of 2008, primarily due to a 2.9-point improvement in load factor, partially offset by a 1.5% yield decline in those markets.

Revenue from the CPA with Alaska totaled $69.9 million during the third quarter of 2009 compared to $81.1 million in the third quarter of 2008. The decline is primarily due to a 2.4% reduction in capacity provided under this arrangement and a significant decline in the associated fuel costs. Under the CPA, the fee paid by Alaska is based on Horizon’s operating costs plus a specified margin. This revenue is eliminated in consolidation.

HORIZON EXPENSES
Total operating expenses declined $71.2 million, or 31.5%, as compared to the same period in 2008.  The decrease is primarily due to the $63.6 million decline in aircraft fuel expense.  Other significant period-over-period changes in the components of operating expenses are explained below.

Wages and Benefits
Wages and benefits declined $3.5 million, or 7.3%, compared to the third quarter of 2008.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended September 30
(in millions)	2009	2008	% Change
Wages	$34.2	$37.3	(8.3)
Medical benefits	4.5	4.8	(6.3)
Other benefits and payroll taxes	5.7	5.8	(1.7)
Total wages and benefits	$44.4	$47.9	(7.3)

Wages declined 8.3% primarily as a result of an 11.3% decline in the number of full-time equivalent employees, partially offset by slightly higher wages per employee.  The higher wages per employee is due to a higher average employee seniority level as recent furloughs have involved less senior employees.

We expect to see further year-over-year reductions in wages and benefits in the fourth quarter of 2009 as compared to 2008.

Aircraft Fuel
Aircraft fuel decreased $63.6 million, or 65.9%, compared to the third quarter of 2008. The elements of the change are illustrated in the following table:
	Three Months Ended September 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	15.6	17.2	(9.3)
Raw price per gallon	$2.01	$3.89	(48.3)
Total raw fuel expense	$31.4	$66.9	(53.1)
Impact on fuel expense from value changes in the fuel hedge portfolio	1.5	29.6	NM
Aircraft fuel expense	$32.9	$96.5	(65.9)

NM = Not Meaningful

The raw fuel price per gallon declined by 48.3% as a result of lower West Coast jet fuel prices caused by a considerable decrease in crude oil costs and refining margins.  Based on the current price of jet fuel, we expect that the raw price per gallon in the fourth quarter of 2009 will be lower than in the same period of 2008, although not to the same extent as in the first nine months of the year.

Our economic fuel cost is calculated as follows:
	Three Months Ended September 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$31.4	$66.9	(53.1)
Plus or minus: net of cash settlement for settled hedges and premium expense recognized	2.7	(7.5)	NM
Economic fuel expense	$34.1	$59.4	(42.6)
Fuel gallons consumed	15.6	17.2	(9.3)
Economic fuel cost per gallon	$2.19	$3.45	(36.5)

NM = Not meaningful

As noted in the table above, the total net expense recognized for hedges that settled during the period was $2.7 million in the third quarter of 2009, compared to a net cash benefit of $7.5 million in 2008.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement.  The decrease is primarily due to the significant decline in crude oil prices over the past year.

We currently expect economic fuel expense to be lower for the full year of 2009 than for 2008 because of lower jet fuel prices.

Aircraft Rent
Aircraft rent declined $2.8 million, or 20.1%, as a result of the complete transition out of the Q200 fleet, all of which were leased, and the sublease of two CRJ-700 aircraft in late 2008.  All of our recently-acquired Q400 aircraft are owned.

Fleet Transition Costs – Q200
In the third quarter of 2009, we recorded a favorable $1.2 million adjustment to the Q200 fleet transition costs to reflect the economics of recent transactions.  This adjustment compares to a $0.7 million charge in the same period of 2008.  We removed the final six Q200 aircraft from operation in the first quarter of 2009 and recorded a $10.0 million associated charge in the first six months of 2009 for the then-estimated loss on potential disposal transactions.

Operating Costs per Available Seat Mile (CASM)
Our operating costs per ASM are summarized below:
	Three Months Ended September 30
	2009		2008		% Change
Total operating expenses per ASM (CASM)	18.07	¢	23.88	¢	(24.3)
CASM includes the following components:
Aircraft fuel cost per ASM	3.85	¢	10.20	¢	(62.3)
Fleet transition costs per ASM	(0.14	)¢	0.14	¢	NM

NM = Not Meaningful

We currently forecast our cost per ASM excluding fuel and fleet transition costs for the fourth quarter and full year of 2009 to be up about 3% and 5%, respectively, compared to 2008.

CONSOLIDATED NONOPERATING INCOME (EXPENSE)
Net nonoperating expense was $17.0 million in the third quarter of 2009 compared to $13.0 million for the same period of 2008.  Interest income declined $2.4 million compared to the third quarter of 2008 primarily as a result of lower average portfolio returns, partially offset by a higher average balance of cash and marketable securities.  Interest expense was flat on a higher average debt balance, offset by lower interest rates on our variable-rate debt.  Capitalized interest was $4.5 million lower than in the third quarter of 2008 because of lower advance aircraft purchase deposits and the deferral of future aircraft deliveries.

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)
See discussion below under “Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008.”

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2009 TO NINE MONTHS ENDED SEPTEMBER 30, 2008
Our consolidated net income for the nine months ended September 30, 2009 was $97.5 million, or $2.69 per diluted share, compared to a net loss of $60.7 million, or $1.67 per diluted share, for the first nine months of 2008.  Items that impact the comparability between the periods are as follows:

•
Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting.  For the first nine months of 2009, we recognized net mark-to-market gains of $57.1 million ($35.7 million after tax, or $0.98 per share), compared to net losses of $62.1 million ($38.9 million after tax, or $1.07 per share) in the same period of 2008.

•	The first nine months of 2009 include the new pilot contract transition costs of $35.8 million ($22.3 million after tax, or $0.61 per share).

•	The first nine months of 2008 include fleet transition costs of $54.3 million ($34.0 million after tax, or $0.94 per share) related to the ongoing transitions out of the MD-80 and CRJ-700 fleets.

•	The first nine months of 2008 included a $42.3 million benefit ($26.5 million after tax, or $0.73 per share) related to a change in the terms of our Mileage Plan program.

•	The first nine months of 2008 included restructuring charges of $3.7 million ($2.3 million after tax, or $0.06 per share) related to the reduction in work force at Alaska.

ALASKA AIRLINES
Alaska reported income before income taxes of $148.6 million during the first nine months of 2009 compared to a loss before income taxes of $59.9 million in the first nine months of 2008.  The discussion below outlines significant variances between the two periods.

ALASKA REVENUES
Total operating revenues declined $234.5 million, or 9.4%, during the first nine months of 2009 as compared to the same period in 2008.  The changes are summarized in the following table:

	Nine Months Ended September 30
(in millions)	2009	2008	% Change
Passenger revenue - mainline	$1,844.3	$2,041.2	(9.6)
Freight and mail	69.0	77.1	(10.5)
Other - net	136.5	101.2	34.9
Change in Mileage Plan Terms	-	42.3	NM
Total mainline revenues	$2,049.8	$2,261.8	(9.4)
Passenger revenue - purchased capacity	211.4	233.9	(9.6)
Total operating revenues	$2,261.2	$2,495.7	(9.4)

NM = Not Meaningful

Operating Revenues – Mainline
Mainline passenger revenue for the first nine months fell by 9.6% on a 6.2% reduction in capacity. There was a 3.6% decline in PRASM, which was driven by a 5.8% drop in ticket yield compared to the prior-year period, partially offset by a 1.7-point increase in load factor.

Ancillary revenue included in passenger revenue increased from $71.4 million in the first nine months of 2008 to $88.4 million in the current year.  The increase is primarily due to the implementation of our first checked bag fee in the third quarter of 2009 ($17.3 million) and our second checked bag fee in the third quarter of 2008, resulting in a year-over-year increase of $7.1 million, partially offset by a decline in other fees.  The decline in other fees is the result of fewer passengers.

Freight and mail revenue decreased $8.1 million, or 10.5%, primarily as a result of lower mail volumes and yield and lower freight fuel surcharges, partially offset by higher freight volumes and yield.

Other – net revenue increased $35.3 million, or 34.9%, from the prior-year quarter.  Mileage Plan revenue increased by $33.2 million primarily as a result of an increase in the rate paid to us by our credit card partner for miles sold.

Passenger Revenue – Purchased Capacity
Passenger revenue - purchased capacity flying fell by $22.5 million over the same period of last year because of an 8.2% decline in capacity combined with a 1.5% decrease in unit revenue compared to the prior year. Unit revenue dropped as a result of a 2.3-point decline in load factor, partially offset by a 1.6% improvement in ticket yield.

ALASKA EXPENSES
For the nine months ended September 30, 2009, total operating expenses decreased $465.0 million or 18.3% compared to the same period in 2008 as a result of a lower mainline operating costs, most notably aircraft fuel and fleet transition charges, partially offset by higher wage expense and new pilot contract transition costs.

We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30
(in millions)	2009	2008	% Change
Mainline fuel expense	$405.9	$864.0	(53.0)
Mainline non-fuel operating expenses	1,462.5	1,428.9	2.4
Mainline operating expenses	1,868.4	2,292.9	(18.5)
Purchased capacity costs	206.3	246.8	(16.4)
Total operating expenses	$2,074.7	$2,539.7	(18.3)

NM = Not Meaningful

Mainline Operating Expenses
Total mainline operating expenses declined $424.5 million or 18.5% during the first nine months of 2009 compared to the same period last year. The reduction was mostly due to the $458.1 million decline in aircraft fuel expense, partially offset by the new pilot contract transition costs and increases in wages, variable incentive pay and maintenance.  Significant operating expense variances from the first nine months of 2008 are more fully described below.

Wages and Benefits
Wages and benefits were up $36.0 million, or 6.4%, compared to the first nine months of 2008.  The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30
(in millions)	2009	2008	% Change
Wages	$405.9	$410.7	(1.2)
Pension and defined-contribution retirement benefits	87.6	50.9	72.1
Medical benefits	60.1	55.1	9.1
Other benefits and payroll taxes	41.3	42.2	(2.1)
Total wages and benefits	$594.9	$558.9	6.4

Wages declined 1.2% on an 8.2% reduction in FTEs compared to the first nine months of 2008.  Wages have not declined in step with the FTE reduction because of higher wage rates for the pilot group in connection with their new contract and increased average wages for certain other employees stemming from higher average seniority.

The 72.1% increase in pension and other retirement-related benefits is primarily due to a $36.0 million increase in our defined-benefit pension cost driven by the significant decline in the market value of pension assets at the end of 2008.

Medical benefits increased 9.1% from the prior-year period primarily as a result of a rise in the post-retirement medical cost for the pilot group in connection with their new contract.

Variable Incentive Pay
Variable incentive pay expense increased from $10.8 million in the first nine months of 2008 to $44.0 million in the same period of 2009. The increase reflects higher year-over-year expense for the PBP incentive plan based on estimated full-year Air Group results and those estimated results compared to our original 2009 plan.  The increase can also be attributed to the addition of pilots, flight attendants and mechanics to the PBP incentive plan, which results in a larger expected payout for 2009 than the incentive plans under which they were previously covered.

Aircraft Fuel
Aircraft fuel expense declined $458.1 million, or 53.0%, compared to the first nine months of 2008. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	229.9	258.3	(11.0)
Raw price per gallon	$1.79	$3.56	(49.7)
Total raw fuel expense	$410.6	$918.8	(55.3)
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(4.7)	(54.8)	NM
Aircraft fuel expense	$405.9	$864.0	(53.0)

NM = Not Meaningful

Fuel gallons consumed declined 11.0%, primarily as a result of an 8.2% reduction in aircraft flight hours and the improved fuel efficiency of our fleet as we completed the transition to newer, more fuel-efficient B737-800 aircraft in the second half of 2008.

The raw fuel price per gallon declined 49.7% as a result of lower West Coast jet fuel driven by lower crude oil costs and refining margins.

Our economic fuel expense is calculated as follows:
	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$410.6	$918.8	(55.3)
Plus or minus: net of cash received from settled hedges and premium expense recognized	42.7	(107.2)	NM
Economic fuel expense	$453.3	$811.6	(44.1)
Fuel gallons consumed	229.9	258.3	(11.0)
Economic fuel cost per gallon	$1.98	$3.14	(36.9)

NM = Not meaningful

As noted above, the total net expense recognized for hedges that settled during the period was $42.7 million in the first nine months of 2009, compared to a net cash benefit of $107.2 million in the same period of 2008.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement. The decrease is primarily due to the significant drop in crude oil prices over the past year.

Aircraft Maintenance
Aircraft maintenance increased by $17.3 million, or 15.4%, compared to the prior-year period primarily because of a higher average cost of airframe maintenance events and a new power-by-the-hour maintenance agreement on our B737-700 and B737-900 aircraft engines, partially offset by the benefits of our fleet transition, as we have replaced all of our aging MD-80s with newer B737-800s.

Contracted Services
Contracted services declined by $11.9 million, or 11.8%, compared to the first nine months of 2008 as a result of the reduction in the number of flights operated throughout our system to ports where vendors are used and a reduction in project contract labor.

Selling Expenses
Selling expenses declined by $18.8 million, or 19.7%, compared to the prior-year period as a result of lower credit card and travel agency commissions and lower ticket distribution costs due to the decline in passenger traffic and lower Mileage Plan expenses.

Depreciation and Amortization
Depreciation and amortization increased $9.4 million, or 7.6%, compared to the first nine months of 2008.  This is primarily due to the additional B737-800 aircraft delivered in the last quarter of 2008 and the first nine months of 2009, partially offset by the sale-leaseback of six B737-800 aircraft in the first quarter of 2009.

Other Operating Expenses
Other operating expenses declined $10.9 million, or 8.4%, compared to the prior year.  The decline is primarily driven by a reduction in outside professional services costs and personnel costs.

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

Restructuring Charges and Fleet Transition Costs
In the third quarter of 2008, we announced work force reductions among union and non-union employees.  The affected non-union employees were terminated in the third quarter, resulting in a $1.6 million severance charge.  For union personnel, we recorded a $2.1 million charge in the third quarter of 2008.

In the first nine months of 2008, we retired four MD-80 aircraft that were under long-term lease arrangements and placed them in temporary storage at an aircraft storage facility. These aircraft are under long-term lease arrangements. The $47.5 million charge in the period represents the remaining discounted lease payments under the lease contract and our estimate of maintenance costs that will be incurred in the future to meet the minimum return conditions under the lease requirements.

Mainline Unit Costs per Available Seat Mile
Our mainline operating costs per ASM are summarized below:
	Nine Months Ended September 30
	2009		2008		% Change
Total mainline operating expenses per ASM (CASM)	10.70	¢	12.31	¢	(13.1)
CASM includes the following components:
Aircraft fuel cost per ASM	2.32	¢	4.64	¢	(50.0)
New pilot contract transition costs per ASM	0.21	¢	-		NM
Restructuring charges per ASM	-		0.02	¢	NM
Fleet transition costs per ASM	-		0.25	¢	NM

NM = Not Meaningful

Purchased Capacity Costs
Purchased capacity costs decreased $40.5 million compared to the nine months ended September 30, 2009.  Of the total, $191.2 million was paid to Horizon under the CPA for 1.0 billion ASMs. This expense is eliminated in consolidation.

HORIZON AIR
Horizon reported income before income taxes of $15.1 million during the first nine months of 2009 compared to a loss of $30.1 million in 2008.  The improvement is primarily due to declines in aircraft fuel costs and non-fuel operating expenses, partially offset by an $87.3 million drop in operating revenues.

HORIZON REVENUES
During the nine months ended September 30, 2009, operating revenues decreased $87.3 million, or 15.3%, compared to 2008.  Horizon’s passenger revenues are summarized in the table below:

	Nine Months Ended September 30
(in millions)	2009	2008	% Change
Passenger revenue from Horizon "brand" flying	$283.7	$330.7	(14.2)
Revenue from CPA with Alaska	191.2	231.2	(17.3)
Total passenger revenue	$474.9	$561.9	(15.5)

Line-of-business information is presented in the table below.  In the CPA arrangement with Alaska, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity.  As a result, yield and load factor information for the CPA arrangement are not presented.
	Nine Months Ended September 30, 2009
	Capacity and Mix			Load Factor		Yield		RASM
	2009 Actual (in millions)	% Change Y-O-Y	Current % Total	Actual	Point Change Y-O-Y	Actual	% Change Y-O-Y	Actual (in millions)	% Change Y-O-Y
Brand Flying	1,463	(15.7)	59	72.1%	1.0 pts	26.90¢	0.4	19.94¢	2.1
Alaska CPA	1,007	(8.0)	41	NM	NM	NM	NM	18.98¢	(10.1)
System Total	2,470	(12.8)	100	72.8%	(0.5) pts	26.40¢	(2.5)	19.55¢	(2.9)
NM = Not Meaningful

Passenger revenue from Horizon brand flying fell $47.0 million, or 14.2%, on a 15.7% reduction in brand capacity, partially offset by a 2.1% improvement in unit revenue. The increase in unit revenue is due to a one-point improvement in load factor on relatively flat ticket yield.

Revenue from the CPA with Alaska totaled $191.2 million during the first nine months of 2009 compared to $231.2 million during the same period in 2008. The decrease is primarily due to an 8% reduction in capacity provided under this arrangement and a significant decline in the associated fuel cost. This revenue is eliminated in consolidation.

HORIZON EXPENSES
Total operating expenses decreased $136.4 million, or 23.1%, as compared to the same period in 2008.  The sharp decline in fuel costs was the primary driver of the overall decrease.  Significant period-over-period changes in the components of operating expenses are as follows.

Wages and Benefits
Wages and benefits declined $10.2 million, or 6.9%, compared to the same period in 2008.  The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30
(in millions)	2009	2008	% Change
Wages	$102.8	$113.1	(9.1)
Medical benefits	14.7	14.6	0.7
Other benefits and payroll taxes	19.5	19.5	0.0
Total wages and benefits	$137.0	$147.2	(6.9)

Wages declined 9.1% primarily as a result of a 12.1% decline in the number of full-time equivalent employees, partially offset by slightly higher wages per employee.  The increase in average wages per employee is due to a higher average employee seniority level as recent furloughs have involved less senior employees.

Variable Incentive Pay
Variable incentive pay expense increased to $8.2 million during the first nine months of 2009 from $4.2 million in the first nine months of 2008.  The increase reflects higher year-over-year accruals for profit-based incentives that are based on estimated full-year Air Group results.

Aircraft Fuel
Aircraft fuel declined $95.9 million, or 54.6%, compared to the same period in 2008. The elements of the change are illustrated in the following table:
	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	45.1	52.1	(13.4)
Raw price per gallon	$1.79	$3.61	(50.4)
Total raw fuel expense	$80.7	$187.9	(57.1)
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(1.0)	(12.3)	NM
Aircraft fuel expense	$79.7	$175.6	(54.6)
NM = Not Meaningful

The 13.4% reduction in gallons consumed is primarily a function of the capacity decline in the first nine months of 2009 compared to the same period in the prior year.

The raw fuel price per gallon declined by 50.4% as a result of the drop in crude oil prices and refining margins.

Our economic fuel expense is calculated as follows:
	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$80.7	$187.9	(57.1)
Plus or minus: net of cash received from settled hedges and premium expense recognized	8.7	(22.0)	NM
Economic fuel expense	$89.4	$165.9	(46.1)
Fuel gallons consumed	45.1	52.1	(13.4)
Economic fuel cost per gallon	$1.98	$3.18	(37.7)
NM = Not meaningful

The total net expense recognized for hedges that settled during the period was $8.7 million in the first nine months, compared to a net cash benefit of $22.0 million in the same period of 2008.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement.

Aircraft Maintenance
Aircraft maintenance expense decreased $7.9 million, or 16.6%, primarily as a result of fewer scheduled maintenance events and cost savings from process improvements.

Aircraft Rent
Aircraft rent expense declined $10.1 million, or 23.1%, as a result of the complete transition out of the Q200 fleet, all of which were leased, and the sublease of two CRJ-700 aircraft in late 2008.

Selling Expenses
Selling expenses declined $4.2 million, or 17%, compared to the prior-year period as a result of lower credit card and travel agency commissions and lower ticket distribution costs due to the decline in passenger traffic.

Other Operating Expenses
Other operating expenses declined $4.7 million, or 13.9%, compared to the prior-year period.  The decline is primarily driven by a reduction in non-wage personnel costs and passenger remuneration costs.

Fleet Transition Costs
Fleet transition costs associated with the removal of Q200 aircraft from the operating fleet were $8.8 million during the first nine months of 2009 compared to $9.7 million in the same period of 2008.  All Q200 aircraft have been removed from the operating fleet.

During the first nine months of 2008, as a result of the Board’s decision to retire the CRJ-700 fleet earlier than expected, we recorded a $5.5 million impairment charge associated with the two owned CRJ-700 aircraft and related spare parts and a $1.3 million associated severance charge.

Operating Costs per Available Seat Mile (CASM)

	Nine Months Ended September 30
	2009		2008		% Change
Total operating expenses per ASM (CASM)	18.35	¢	20.83	¢	(11.9)
CASM includes the following components:
Aircraft fuel cost per ASM	3.23	¢	6.21	¢	(48.0)
Fleet transition costs per ASM	0.35	¢	0.58	¢	NM

NM = Not Meaningful

CONSOLIDATED NONOPERATING INCOME (EXPENSE)
Net nonoperating expense was $53.7 million in the first nine months of 2009 compared to $27.7 million in the same period of 2008.  The reasons for the changes to the components of nonoperating expense are consistent with those in the three-month discussion.

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)
We provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual rate.  For the first nine months of 2009, we used the estimated income tax rate based on our current full-year estimate of pretax earnings.  Our effective income tax rate on pretax income or loss for the first nine months of 2009 was 39.4%, compared to 34.9% for the first nine months of 2008.  In arriving at this rate, we considered a variety of factors, including our full-year forecasted pretax results, the U.S. federal rate of 35%, year-to-date nondeductible expenses and estimated state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES
Because of the current economic environment and the volatility of fuel prices, we continue to focus on preserving a strong liquidity position.  Our primary sources of liquidity are:

•	Expected cash from operations;

•	Aircraft financing – the nine unencumbered aircraft in our operating fleet that could be financed, if necessary and if financing is available with terms that are acceptable to us;

•	Our $185 million bank line-of-credit facility;

•	Our $80 million pre-delivery payment facility;

•	Other potential sources such as the financing of aircraft parts or receivables or a “forward sale” of mileage credits to our bank partner.

We believe that our current cash and marketable securities balance of over $1.2 billion combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in U.S. government securities, certain asset-backed obligations and corporate debt securities.  We do not invest in equities or auction-rate securities.  As of September 30, 2009, we had a $17.2 million net unrealized gain on our $1.2 billion cash and marketable securities balance.

The table below presents the major indicators of financial condition and liquidity.

	September 30, 2009	December 31, 2008	Change
(in millions, except debt-to-capital amounts)
Cash and marketable securities	$1,229.6	$1,077.4	$152.2
Cash and marketable securities as a percentage of last twelve months revenue	36%	29%	7 pts
Long-term debt, net of current portion	$1,657.5	$1,596.3	$61.2
Shareholders' equity	$773.8	$661.9	$111.9
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	78%:22%	81%:19%	NA

During the nine months ended September 30, 2009, our cash and marketable securities increased $152.2 million to over $1.2 billion.  As the economic environment stabilizes, we may seek to reduce our cash balance and improve our debt-to-capital ratio by paying cash for all of our 2010 aircraft deliveries and/or repay a portion of our long-term debt over and above normal debt payments.  The following discussion summarizes the primary drivers of the increase and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS
Cash Provided by Operating Activities
During the first nine months of 2009, net cash provided by operating activities was $305.6 million, compared to $141.0 million during the same period of 2008. The increase in operating cash flow was primarily due to the significant decline in fuel costs compared to the prior-year period, partially offset by lower revenues and lower cash inflows for advance ticket sales as compared to the same period in 2008. We expect to generate cash from operations for the full year.

Cash Used in Investing Activities
Cash used in investing activities was $593.3 million during the first nine months of 2009, compared to $606.8 million during the same period of 2008. Our capital expenditures were lower than in the same period of 2008 primarily as a result of fewer pre-delivery payments made for future aircraft.

We currently expect gross capital expenditures for 2009 to be as follows (in millions):

	Aircraft-related	Non-aircraft	Total
Alaska	$290	$64	$354
Horizon	80	6	86
Total Air Group	$370	$70	$440

Currently, we expect to have gross aircraft capital expenditures of approximately $165 million and $65 million in 2010 and 2011, respectively, which is significantly less than the average over the past several years.  We believe this will allow us to apply more of our operating cash flow to reduce our debt balance and leverage.

Cash Provided by Financing Activities
Net cash provided by financing activities was $174.6 million during the first nine months of 2009 compared to $520.8 million during the same period of 2008.  We completed sale-leaseback transactions on six B737-800 aircraft for net proceeds of $230 million, and we received debt proceeds of $10.4 million from our pre-delivery payment facility and $181.2 million for two of our recently purchased Q400s and five new B737-800 aircraft. Offsetting these proceeds were normal long-term debt payments of $101.5 million, $50.3 million of payments on our pre-delivery payment facility, and a $75 million payment on our bank line-of-credit facility.  Subsequent to September 30, 2009, we financed one recent B737-800 delivery and we expect to finance the three fourth-quarter Q400 deliveries, resulting in total debt financing of approximately $75 million in the fourth quarter of 2009.

Bank Line-of-Credit Facility
Alaska has a $185 million variable-rate credit facility that expires in March 2010.  As of December 31, 2008, $75 million was outstanding on the facility.  The outstanding amount was repaid in the first quarter of 2009 resulting in no outstanding borrowings as of September 30, 2009.  We are currently in the process of renewing, and possibly upsizing, this facility and believe we will be able to do so at terms that are acceptable to us.

Pre-delivery Payment Facility
Alaska’s $80 million variable-rate revolving loan facility is available to provide a portion of the pre-delivery funding requirements of Alaska’s purchase of new Boeing 737-800 aircraft under the current aircraft purchase agreement. The facility expires on August 31, 2011. As of September 30, 2009, there were no outstanding borrowings under this facility.

Credit Card Agreements
During the second quarter of 2009, we amended one of our credit card processing agreements.  Under this agreement, we are required to maintain a minimum $500 million unrestricted cash and marketable securities balance (collectively URC).  If the URC balance falls below the $500 million, there are provisions that would require a holdback, including the requirement for a 50% holdback if the URC balance falls below $350 million and a 100% holdback if the URC balance falls below $250 million. We are not currently required to maintain a reserve under this agreement.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Aircraft Purchase Commitments
In April 2009, Alaska entered into an agreement with Boeing to defer the delivery of a number of B737-800 aircraft and exercised options for an additional four aircraft to be delivered in 2014 and 2015.  In July 2009, Horizon entered into an agreement with Bombardier to defer all remaining 2010 and 2011 Q400 deliveries to 2012 and 2013.

Given the revised delivery schedules noted above, we have firm orders to purchase 26 aircraft requiring future aggregate payments of approximately $686 million, as set forth below.  Alaska has options to acquire 40 additional B737s and Horizon has options to acquire 10 additional Q400s.  We expect to pay for the six B737-800 aircraft deliveries in 2010 with cash on hand.  We expect to pay for firm orders beyond 2010 and the option aircraft, if exercised, through long-term debt, internally generated cash, or operating lease arrangements.

The following table summarizes aircraft purchase commitments as of September 30, 2009, and payments by year:

	Delivery Period - Firm Orders
	Oct. 1 – Dec. 31,					Beyond
Aircraft:	2009	2010	2011	2012	2013	2013	Total
Boeing 737-800	-	6	1	2	2	4	15
Bombardier Q400	3	-	-	4	4	-	11
Total	3	6	1	6	6	4	26
Payments (Millions)	$80.9	$164.2	$64.5	$144.7	$143.0	$89.1	$686.4

Two of the remaining 2009 Q400 deliveries were delivered in October and the final delivery is scheduled to occur in December.  We are continuing to pursue options to dispose of three aircraft to coincide with these three Q400 deliveries.  If we are unable to successfully remarket the three aircraft, we will reduce the utilization of our Horizon fleet in order to maintain our current capacity plans.

Contractual Obligations
The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of September 30, 2009.

	Oct. 1 –					Beyond
(in millions)	Dec. 31, 2009	2010	2011	2012	2013	2013	Total
Long-term debt obligations	$34.2	$150.5	$185.9	$230.6	$189.9	$1,014.9	$1,806.0
Operating lease commitments (1)	33.2	230.8	197.4	196.4	156.3	563.5	1,377.6
Aircraft purchase commitments	80.9	164.2	64.5	144.7	143.0	89.1	686.4
Interest obligations (2)	20.5	99.3	95.0	83.8	68.9	223.2	590.7
Other purchase obligations (3)(4)	14.6	65.3	51.9	52.2	42.2	54.3	280.5
Total	$183.4	$710.1	$594.7	$707.7	$600.3	$1,945.0	$4,741.2

(1) Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.  The aircraft operating leases include lease obligations for four leased MD-80 aircraft and 16 leased Q200 aircraft, all of which are no longer in our operating fleets.  We have accrued for these leases commitments based on their discounted future cash flows as we remain obligated under the existing lease contracts on these aircraft.  We have terminated lease agreements for five Q200s subsequent to September 30, 2009.  This table does not include any future payments for those five aircraft.
(2) For variable-rate debt, future obligations are shown above using interest rates in effect as of September 30, 2009.
(3) Includes minimum obligations under our long-term power-by-the-hour maintenance agreements for all B737 engines other than the B737-800.
(4) Excludes $20.5 million of unrecognized tax benefits for which we cannot make a reasonably reliable estimate of the amount and period of payment.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2008 10-K except as follows:

Market Risk – Aircraft Fuel
We hedge our exposure to the volatility of jet fuel prices using crude oil call options and, recently, jet fuel refining margin swap contracts.  Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices.  With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts.  Our recent decision to enter into refining margin swap contracts was to reduce volatility for the refining margin component of jet fuel prices.  These swap contracts are limited to the fourth quarter of 2009 and the first quarter of 2010.  As such, they are not material to our condensed consolidated balance sheet. We believe there is risk in not hedging against the possibility of fuel price increases.  We estimate that a 10% increase or decrease in crude oil prices as of September 30, 2009 would increase or decrease the fair value of our crude oil hedge portfolio by approximately $28.9 million and $23.9 million, respectively.

Our fuel-hedge portfolio at September 30, 2009 includes a $1.7 million liability associated with jet fuel refining margin contracts that would require future cash outlays if prices remained below the contractual strike price.  We do not have any collateral held by counterparties to these agreements as of September 30, 2009.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.  We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions.  For more discussion, see Note 4 to our condensed consolidated financial statements.

Financial Market Risk
In this current economic environment, significant volatility in market values and interest rates is common.  We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio.  Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates.  This exposure is somewhat mitigated through our variable-rate investment portfolio.  We have investments in marketable securities, which are exposed to market risk associated with changes in interest rates and market values.  We do not currently invest in equity securities or auction-rate securities.  As of September 30, 2009 the net unrealized gain on our $1.2 billion cash and marketable securities balance was $17.2 million.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting
We made no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.      LEGAL PROCEEDINGS

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In July 2008, the arbitrator issued a ruling regarding basic liability in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to attempt to negotiate a remedy. In June 2009, another hearing was conducted, specifically related to the parties’ views on available remedies.  Subsequent to that hearing, there have been additional executive sessions of the arbitration panel.  Further hearings regarding the nature and scope of available remedies are scheduled to commence in December 2009.  Management currently does not believe that any final remedy will materially impact our financial position or results of operations.

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

ITEM 1A.   RISK FACTORS

Area flooding could significantly disrupt our operations
A dam in the Kent Valley, near Seattle-Tacoma International Airport, is partly compromised.  Many of the services necessary for the operation of our airlines are located in the valley, e.g., fuel supply, power, catering, reservations call centers, etc.  If the area experiences heavy rains, flooding could occur and our operations could be disrupted.  The Army Corps of Engineers estimates that the dam will be repaired within three to five years.  We have contingency plans in place and are continuing to monitor the situation.  Any significant disruption would harm our business, financial condition and results of operations.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Maximum approximate remaining dollar value of shares that can be repurchased under the plan (1)
June 11, 2009 – June 30, 2009 (1)	700,000	$16.89
July 1, 2009 – July 31, 2009 (1)	624,578	19.12
Total	1,324,578	$17.94	$26,234,104

(1)
Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in June 2009. The plan expires after twelve months.  There have been no purchases under this plan subsequent to July 2009.

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

Date:  November 6, 2009

By: /s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Controller (Principal Accounting Officer)

By: /s/ Glenn S. Johnson
Glenn S. Johnson
Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description

10.1*#	Third Amendment to October 19, 2005 Credit Agreement, dated May 29, 2009

31.1*	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2*	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1*	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibits 32.1 and 32.2 are being furnished pursuant to 18 U.S.C. Section 1350 and shall not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”,) or otherwise subject to the liability of that section.  Such exhibits shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

* Filed herewith
# Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.