Form 10-K
ALASKA AIR GROUP INC
filed 2010-02-19
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 2009

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes       No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer   ☒  Accelerated filer       Non-accelerated filer      Smaller reporting company   

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes No ☒

As of January 31, 2010, shares of common stock outstanding totaled 35,645,955. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2009, was approximately $653.0 million (based on the closing price of $18.26 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Title of Document	Part Hereof Into Which Document is to be Incorporated
Definitive Proxy Statement Relating to 2010 Annual Meeting of Shareholders	Part III

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

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

PART I

ITEM 1. OUR BUSINESS

We are a Delaware corporation incorporated in 1985 and we have two principal subsidiaries: Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Through these subsidiaries, we provide passenger air service to more than 22 million passengers per year to more than 90 destinations. We also provide freight and mail services, primarily to and within the state of Alaska and on the West Coast. Although Alaska and Horizon both operate as airlines, their business plans, competition, and economic risks differ substantially. Alaska is a major airline that operates an all-jet fleet with an average passenger trip length in 2009 of 1,180 miles. Horizon is a regional airline, operates turboprop and jet aircraft, and its average passenger trip length for 2009 was 356 miles. Individual financial information about Alaska and Horizon is in Note 13 to the consolidated financial statements and throughout this report, specifically in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Both of our airlines continue to distinguish themselves from competitors by providing award-winning customer service and differentiating amenities. Our outstanding employees and excellent service in the form of advance seat assignments, expedited check-in with Airport of the Future®, web check-in, flight alerts, an award-winning frequent flyer program, well-maintained aircraft, a first-class section aboard Alaska aircraft, and other amenities are regularly recognized by independent studies, awards, and surveys of air travelers. For example, Alaska has ranked “Highest in Customer Satisfaction among Traditional Network Carriers” in both 2009 and 2008 by J.D. Power and Associates and won the “Program of the Year” Freddie award for 2008 and 2007 for our Mileage Plan program. Horizon won the 2007 “Regional Airline of the Year” from Air Transport World.  We are very proud of these awards and we continue to strive to have the best customer service in the industry.

WHERE YOU CAN FIND MORE INFORMATION

Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website at www.alaskaair.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the Securities and Exchange Commission. The information contained on our website is not a part of this annual report on Form 10-K.

ALASKA RANKED “HIGHEST IN CUSTOMER SATISFACTION AMONG TRADITIONAL NETWORK CARRIERS” IN BOTH 2009 AND 2008 BY J.D. POWER AND ASSOCIATES. HORIZON WON THE 2007 “REGIONAL AIRLINE OF THE YEAR” FROM AIR TRANSPORT

OUR AIRLINES

ALASKA

Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. We offer extensive north/south service within the western U.S., Canada and Mexico, and passenger and dedicated cargo services to and within the state of Alaska. We also provide long-haul east/west service to Hawaii and twelve cities in the mid-continental and eastern U.S., primarily from Seattle, where we have our largest concentration of departures; although we do offer long-haul departures from other cities as well.

In 2009, we carried 15.6 million revenue passengers in our mainline operations, and we carry more passengers between Alaska and the U.S. mainland than any other airline. Based on the number of passengers carried in 2009, Alaska’s leading airports are Seattle, Los Angeles, Anchorage and Portland. Based on 2009 revenues, the leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-San Diego. At December 31, 2009, Alaska’s operating fleet consisted of 115 jet aircraft, compared to 110 aircraft as of December 31, 2008.

Alaska’s passenger traffic by market is presented below:

	2009	2008
West Coast	36%	41%
Within Alaska and between Alaska and the U.S. mainland	21%	23%
Transcon/midcon	23%	20%
Mexico	9%	8%
Hawaii	9%	5%
Canada	2%	3%
Total	100%	100%

HORIZON

Horizon Air Industries is a Washington corporation that first began service, was incorporated in 1981 and was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest, and serves a number of cities in seven states, five cities in Canada, and two cities in Mexico.

In 2009, Horizon carried 6.8 million revenue passengers. Approximately 90% of Horizon’s revenue passenger miles in 2009 were flown domestically, primarily in the states of Washington, Oregon, Idaho and California, compared to 91% in 2008. The Canada markets accounted for 8% of revenue passenger miles in both 2009 and 2008. Flying to Mexico accounted for about 2% of total traffic in 2009 compared to less than 1% in 2008.

Based on 2009 passenger enplanements, Horizon’s leading airports are Seattle, Portland, Boise, and Spokane. Based on revenues in 2009, the leading nonstop routes are Portland-Seattle, Spokane-Seattle, and Boise-Seattle. At December 31, 2009, Horizon’s operating fleet consisted of 18 jets and 40 turboprop aircraft. Horizon flights are listed under the Alaska Airlines designator code in airline reservation systems.

Alaska and Horizon integrate their flight schedules to provide convenient, competitive connections between most points served by their systems. In 2009 and 2008, approximately 22% and 23%, respectively, of Horizon’s passengers connected to flights operated by Alaska.

INDUSTRY CONDITIONS

GENERAL

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

2009

2009 was a year plagued by economic woes and the worst recession the United States has experienced since the Great Depression.  The result was a steep decline in the demand for air travel, causing a double-digit percentage decline in unit revenue and passenger count across the industry.  In response to this decline and the high price of oil in 2008, airlines reduced domestic capacity by approximately 7% in 2009 compared to 2008. The significant decline in the average price of jet fuel from its 2008 high helped mitigate an otherwise difficult year for the industry.  In order to maximize revenue to help offset the demand decline, airlines continued down the path of adding or increasing ancillary fees for checked baggage, buy-on-board items, ticket fees, etc.  These fees helped to recover some of the lost revenue from the decline in traffic, but certainly not all of it.

During 2009, our key initiative was to optimize revenue.  We reduced and redeployed capacity to better match demand, and the new markets we have entered are performing well.  Our revenue initiatives, combined with lower fuel costs, our continued focus on customer service and our strong operational performance resulted in financial results that significantly improved from 2008 and were among the best in the industry.

OUR REVENUE INITIATIVES, COMBINED WITH LOWER FUEL COSTS, OUR CONTINUED FOCUS ON CUSTOMER SERVICE AND OUR STRONG OPERATIONAL PERFORMANCE RESULTED IN 2009 FINANCIAL RESULTS THAT WERE AMONG THE BEST IN THE INDUSTRY.

FUEL

Our business and financial results are highly affected by the price and, potentially, the availability of jet fuel. Fuel prices have been extremely volatile over the past few years. The price of crude oil averaged over $106 per barrel in 2008, with a high of nearly $150 per barrel in July 2008. The average price in 2009 was a more moderate $62 per barrel, although that price is still historically high.  For us, a $1 per barrel increase in the price of oil equates to approximately $9 million of additional fuel cost annually.  A one-cent change in our fuel price per gallon will impact our expected annual fuel cost by approximately $3.5 million per year.
We refer to the price we pay for fuel at the airport, including applicable taxes, as our “raw” fuel price. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S. Generally, West Coast jet fuel prices are somewhat higher and more volatile than prices in the Gulf Coast or on the East Coast, putting our airlines at a slight competitive disadvantage. Historically, fuel costs have generally represented 10% to 15% of an airline’s operating costs, but due to volatility in prices over the past few years, fuel costs have been in the range of 20% to 40% of total operating costs. Both the crude oil and refining cost components of jet fuel are volatile and outside of our control, and they can have a significant and immediate impact on our operating results.

As depicted in the charts below, our average raw fuel cost per gallon declined 43% in 2009, and increased 42% and 8% in 2008 and 2007, respectively.

We use crude oil call options and jet fuel refining margin swap contracts as hedges to decrease our exposure to the volatility of jet fuel prices. Call options effectively cap our pricing on the crude oil component of fuel prices, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With these call option contracts, we still benefit from the decline in crude oil prices, as there is no future cash exposure above the premiums we pay to enter into the contracts.

OUR AIRCRAFT ARE AMONG THE MOST FUEL-EFFICIENT IN THEIR RESPECTIVE CLASSES.

We believe that operating fuel-efficient aircraft also helps to mitigate the effect of high fuel prices. Alaska operates an all-Boeing 737 fleet. At Horizon, the long-term goal is to transition to an all-Q400 turboprop fleet. Because of these changes, Alaska’s fuel burn expressed in available seat miles flown per gallon (ASMs/g) improved from 65.9 ASMs/g in 2006 to 75.9 ASMs/g in 2009. Similarly, Horizon’s fuel burn has improved from 51.7 ASMs/g in 2006 to 54.8 ASMs/g in 2009.

These reductions have not only reduced our fuel cost, but also the amount of greenhouse gases and other pollutants that our operations emit.

MARKETING AND COMPETITION

ALLIANCES WITH OTHER AIRLINES

We have marketing alliances with several airlines that provide reciprocal frequent flyer mileage credit and redemption privileges as well as code sharing on certain flights as shown in the table below. Alliances are an important part of our strategy and enhance our revenues by:

•	offering our customers more travel destinations and better mileage credit/redemption opportunities;

•	offering our Mileage Plan program a competitive advantage because of our partnership with carriers from two major global alliances (Oneworld and Skyteam);

•	giving us access to more connecting traffic from other airlines; and

•	providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and Horizon while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sell codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and at any time, one or more may be in the process of renegotiation.

Our marketing alliances with other airlines as of December 31, 2009 are as follows:
	Frequent Flyer Agreement	Codeshare— Alaska Flight # on Flights Operated by Other Airline	Codeshare— Other Airline Flight # On Flights Operated by Alaska/ Horizon
Major U.S. or International Airlines
American Airlines/American Eagle	Yes	Yes	Yes
Air France	Yes	No	Yes
British Airways	Yes	No	No
Cathay Pacific Airways	Yes	No	No
Delta Air Lines/Delta Connection (2)	Yes	Yes	Yes
KLM	Yes	No	Yes
Korean Air	Yes	No	Yes
Lan S.A.	Yes	No	Yes
Air Pacific (1)	Yes	No	Yes
Qantas	Yes	No	Yes
Regional Airlines
Era Alaska	Yes (1)	Yes	No
PenAir	Yes (1)	Yes	No

(1)	These airlines do not have their own frequent flyer program. However, Alaska’s Mileage Plan members can earn and redeem miles on these airlines’ route systems.
(2)	Alaska has codeshare agreements with the Delta Connection carriers Skywest and ASA as part of its agreement with Delta. This agreement also includes former Northwest Airlines flights.

COMPETITION

Competition in the airline industry is intense. We believe the principal competitive factors in the industry that are important to customers are:

•	safety record and reputation,

•	flight schedules,

•	fares,

•	customer service,

•	routes served,

•	frequent flyer programs,

•	on-time arrivals,

•	baggage handling,

•	on-board amenities,

•	type of aircraft, and

•	code-sharing relationships.

Together, Alaska and Horizon carry approximately 3.5% of all U.S. domestic passenger traffic. We compete with one or more domestic or foreign airlines on most of our routes, including Southwest Airlines, United Airlines, Delta Air Lines, Continental Airlines, American Airlines, US Airways, JetBlue Airways, Virgin America, Allegiant and regional affiliates associated with some of these carriers.

Due to its short-haul markets, Horizon also competes with ground transportation in many markets, including train, bus and automobile transportation.  Both carriers, to some extent, also compete with technology such as video conferencing and internet-based meeting tools that have resulted in a change in business travel.

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

•
Traditional and online travel agencies. Consumer reliance on traditional travel agencies continues to shrink, giving way to online travel agencies. Both traditional and online travel agencies typically use Global Distribution Systems (GDS), such as Sabre, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee that is charged to the airline. Many of our large corporate customers require that we use these agencies. Some of our competitors do not use this distribution channel and, as a result, have lower ticket distribution costs.

•	Reservation call centers. These call centers are located in Phoenix, Ariz.; Kent, Wash.; and Boise, Idaho. We generally charge a $15 fee for booking reservations through these call centers.

Our sales by channel are as follows:
	2009	2008
Alaskaair.com	48%	45%
Traditional and online travel agencies	42%	43%
Reservation call centers	9%	11%
All other channels	1%	1%
Total	100%	100%

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

We had 12,440 (9,046 at Alaska and 3,394 at Horizon) active full-time and part-time employees at December 31, 2009, compared to 14,143 (10,250 at Alaska and 3,893 at Horizon) as of December 31, 2008. Wages, salaries and benefits (including variable incentive pay) represented approximately 43% and 40% of our total non-fuel operating expenses in 2009 and 2008, respectively.

At December 31, 2009, labor unions represented 82% of Alaska’s and 46% of Horizon’s employees. Our relations with our labor organizations are governed by the Railway Labor Act (RLA). Under this act, collective bargaining agreements do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in self-help.

Alaska’s union contracts at December 31, 2009 were as follows:

Union	Employee Group	Number of Active Employees	Contract Status
Air Line Pilots Association International (ALPA)	Pilots	1,253	Amendable 4/1/2013

Association of Flight Attendants (AFA)	Flight attendants	2,268	Amendable 4/27/2012

International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	733	Amendable 7/17/2012

IAM	Clerk, office and passenger service	2,387	Amendable 7/17/2010

Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	634	Amendable 10/17/2011

Mexico Workers Association of Air Transport	Mexico airport personnel	70	Amendable 9/29/2010

Transport Workers Union of America (TWU)	Dispatchers	35	Amendable 7/01/2010*

*	Collective bargaining agreement contains interest arbitration provision.

Horizon’s union contracts at December 31, 2009 were as follows:

Union	Employee Group	Number of Active Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	531	In Negotiations

AFA	Flight attendants	519	Amendable 12/21/2011

IBT	Mechanics and related classifications	450	In Negotiations

TWU	Dispatchers	16	Amendable 10/06/2010

National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	60	Expires 2/14/2010

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and executive officers of Alaska and Horizon who have significant decision-making responsibilities, their positions and their respective ages (as of February 1, 2010) are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
William S. Ayer	Chairman, President and Chief Executive Officer of Alaska Air Group, Inc. and Chairman and Chief Executive Officer of Alaska Airlines, Inc.	55	1985

Glenn S. Johnson	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	51	1991

Keith Loveless	Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc.	53	1996

Bradley D. Tilden	President of Alaska Airlines, Inc.	49	1994

Jeffrey D. Pinneo	President and Chief Executive Officer of Horizon Air Industries, Inc.	53	1990

Benito Minicucci	Executive Vice President/Operations and Chief Operating Officer of Alaska Airlines, Inc.	43	2004

Kelley Dobbs	Vice President/Human Resources and Labor Relations of Alaska Airlines, Inc.	43	2004

Brandon S. Pedersen	Vice President/Finance and Controller of Alaska Air Group, Inc. and Alaska Airlines, Inc. (Principal Accounting Officer)	43	2003

Mr. Ayer has been President since February 2003 and became Chairman and Chief Executive Officer in May 2003. Mr. Ayer is also Chairman and Chief Executive Officer of Alaska Airlines. He has served as Alaska Airlines’ Chairman since February 2003, as Chief Executive Officer since January 2002 and as President from November 1997 to December 2008. Prior to that, he was Sr. Vice President/Customer Service, Marketing and Planning of Alaska Airlines from January 1997, and Vice President/Marketing and Planning from August 1995. Prior thereto, he served as Sr. Vice President/Operations of Horizon Air from January 1995. Mr. Ayer serves on the boards of Alaska Airlines, Puget Energy, Inc., the Alaska Airlines Foundation, Angel Flight West, Inc., and the Museum of Flight. He also serves on the University of Washington Business School Advisory Board, and as a director of the Seattle branch of the Federal Reserve Board.

Mr. Johnson joined Alaska Airlines in 1982, became Vice President/Controller and Treasurer of Horizon Air Industries in 1991 and Vice President/Customer Services in 2002. He returned to Alaska Airlines in 2003 where he has served in several roles, including Vice President/Finance and Controller and Vice President/Finance and Treasurer. He served as Senior Vice President/Customer Service – Airports from January 2006 through April 2007 and in April 2007, he was elected Executive Vice President/Airports and Maintenance and Engineering. He was elected Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group and Alaska Airlines in December 2008. He is a member of Air Group’s Management Executive Committee.

Mr. Loveless became Corporate Secretary and Assistant General Counsel of Alaska Air Group and Alaska Airlines in 1996. In 1999, he was named Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group and Alaska Airlines. He is a member of Air Group’s Management Executive Committee.

Mr. Tilden joined Alaska Airlines in 1991, became controller of Alaska Airlines and Alaska Air Group in 1994, Chief Financial Officer in February 2000, Executive Vice President/Finance in January 2002, Executive Vice President/Finance and Planning in 2007, and President of Alaska Airlines in December 2008. He is a member of Air Group’s Management Executive Committee.

Mr. Pinneo became Vice President/Passenger Service of Horizon Air Industries in 1990 following nine years at Alaska Airlines in various marketing roles. In January 2002, he was named President and CEO of Horizon Air. He is a member of Air Group’s Management Executive Committee.

Mr. Minicucci joined Alaska Airlines in 2004 as Staff Vice President of Maintenance and Engineering and was promoted to Vice President of Seattle Operations in June 2008. In December 2008 he was elected Executive Vice President/Operations and Chief Operating Officer of Alaska Airlines. He is a member of Air Group’s Management Executive Committee.

Ms. Dobbs joined Alaska Airlines in 1987, became Staff Vice President/Human Resources – Staffing and Development in 2004, Vice President/Human Resources – Strategy, Culture and Inclusion in June 2007, and Vice President/Human Resources and Labor Relations in 2009. She is a member of Air Group’s Management Executive Committee.

Mr. Pedersen joined Alaska Airlines in 2003 as Staff Vice President/Finance and Controller of Alaska Air Group and Alaska Airlines and was elected Vice President/Finance and Controller for both entities in 2006.

REGULATION

GENERAL

The airline industry is highly regulated.

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

The Aviation and Transportation Security Act (the Security Act) generally provides for enhanced aviation security measures. Pursuant to the Security Act, the Transportation Security Administration (TSA) is responsible for aviation security.  The Security Act imposes a $2.50 per enplanement security service fee (maximum $5.00 one-way fee), which is collected by the air carriers and submitted to the government to pay for these enhanced security measures. In addition, carriers are required to pay an amount to the TSA to cover the cost of providing security measures equal to the amount the air carriers paid for screening passengers and property in 2000. We paid $12.6 million each year to the TSA for this security charge in 2009, 2008 and 2007.

The Department of Justice has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act. To the extent we continue to fly to foreign countries and pursue alliances with international carriers, we may be subject to certain regulations of foreign agencies.

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

ENVIRONMENTAL MATTERS

We are subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular effect on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund Act. We are also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency, OSHA, and other federal agencies have been authorized to create and enforce regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authorities under these federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations. We maintain our safety, health and environmental programs in order to meet or exceed these requirements.

It is expected that the current federal administration will likely move forward with legislation to reduce carbon and other greenhouse gas emissions. We do not believe legislation is necessary to motivate airlines to reduce fuel burn and, in turn, reduce emissions. For example, Alaska and Horizon have transitioned or are transitioning to more fuel-efficient aircraft fleets, thereby greatly reducing our total emissions.

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

CUSTOMER SERVICE

Along with other domestic airlines, we have implemented a customer service commitment plan to address a number of service goals, including, but not limited to, goals relating to lowest fare availability, delays, cancellations and diversions, baggage delivery and liability, guaranteed fares and ticket refunds. All of our employees are required to periodically attend our Customer Experience Workshop to enhance our customer service focus and ultimately improve the experience our customers have when traveling with us.

In December 2009, the DOT adopted new rules effective in April 2010 that set fines of as much as $27,500 per passenger when airlines leave passengers on the aircraft for more than three hours while on the ground.  These new rules are in response to recent incidents involving other airlines that resulted in lengthy tarmac delays.  Bills have been introduced in several states, including the state of Washington, which propose to regulate airlines when operating in those specific states. However, we believe these bills would be preempted by federal law. We do not believe these bills are necessary.

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

Mileage can be redeemed for free or discounted travel and for various other awards. Upon accumulating the necessary mileage, members notify Alaska of their award selection. Mileage Plan accounts are generally deleted after two years of inactivity in a member’s account. Over 80% of the free flight awards on Alaska and Horizon in 2009 were subject to capacity-controlled seating.

As of December 31, 2009 and 2008, approximately 3.0 million and 3.4 million, respectively, round-trip flight awards were eligible for redemption by Mileage Plan members. Of those eligible awards, we estimate that approximately 88% will ultimately be redeemed. For the years 2009, 2008 and 2007, approximately 1,190,000, 685,000 and 600,000 round-trip awards and 260,000, 410,000 and 250,000 one-way flight awards were redeemed and flown on Alaska and Horizon. These awards represent approximately 15.0%, 9.3%, and 7.0% for 2009, 2008, and 2007, respectively, of the total passenger miles flown on Alaska and Horizon. For the years 2009, 2008, and 2007, approximately 181,000, 214,000, and 243,000, respectively, round-trip flight awards were redeemed and flown on airline partners. In November 2008, we began charging a $25 fee for awards redeemed on our airline partners.

We also have awards that allow for redemption of one-half the mileage redemption rate plus 50% of the fare for eligible award travel.  Our members redeemed approximately 730,000, 620,000, and 560,000 one-way equivalent awards under this program in 2009, 2008, and 2007, respectively.

We sell mileage credits to our non-airline partners. We defer a majority of the sales proceeds and recognize revenue when award transportation is provided.

OTHER INFORMATION

SEASONALITY AND OTHER FACTORS

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. Our profitability is generally lowest during the first and fourth quarters due principally to lower traffic. It typically increases in the second quarter and then reaches its highest level during the third quarter as a result of vacation travel, including increased activity in the state of Alaska.

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

In addition to those factors listed above, seasonal variations in traffic, the timing of various expenditures and adverse weather conditions may affect our operating results from quarter to quarter. Many of the markets we serve experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceled flights and reaccommodation of displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions (particularly in the state of Alaska and the Pacific Northwest) than some of our competitors, who may be better able to spread weather-related risks over larger route systems.

No material part of our business or that of our subsidiaries is dependent upon a single customer, or upon a few high-volume customers.

INSURANCE

We carry Airline Hull, Spares and Comprehensive Legal Liability Insurance in amounts and of the type generally consistent with industry practice to cover damage to aircraft, spare parts and spare engines, as well as bodily injury and property damage to passengers and third parties. Since the September 11, 2001 attacks, this insurance program excludes coverage for War and Allied Perils, including hijacking, terrorism, malicious acts, strikes, riots, civil commotion and other identified perils. So, like other airlines, the company has purchased war risk coverage for such events through the U.S. government.

We believe that our emphasis on safety and our state-of-the-art flight deck safety technology help to control the cost of aviation insurance.

ITEM 1A.RISK FACTORS

If any of the following occurs, our business, financial condition and results of operations could suffer. In such case, the trading price of our common stock could also decline. We operate in a continually changing business environment.  In this environment, new risks may emerge and already identified risks may vary significantly in terms of impact and likelihood of occurrence. Management cannot predict such developments, nor can it assess the impact, if any, on our business of such new risk factors or of events described in any forward-looking statements.

ECONOMY AND FINANCE

The current economic climate has impacted demand for our product and could harm our financial condition and results of operations if the environment does not improve.

The recent economic recession resulted in a decline in demand for air travel. If the economic climate does not improve and traffic does not improve as we expect, we will likely need to adjust our capacity plans, which could harm our business, financial condition and results of operations.

Our business, financial condition, and results of operations are substantially exposed to the volatility of jet fuel prices. Increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, accounting for 21% and 36% of total operating expenses for the years ended December 31, 2009 and 2008, respectively. Significant increases in average fuel costs during the past several years have negatively affected our results of operations.

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

Although we have historically been able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations as they become due, we cannot ensure we will be able to do so in the future. If we fail to do so, our business could be harmed.

Alaska is required to comply with specific financial covenants in certain agreements. We cannot be certain that Alaska will be able to comply with these covenants or provisions or that these requirements will not limit our ability to finance our future operations or capital needs.

See “Liquidity and Capital Resources” on page 44 for more detailed information about our obligations and commitments.

Our continuing obligation to fund our traditional defined-benefit pension plans could negatively affect our ability to compete in the marketplace.

Our defined-benefit pension plan assets are subject to market risk. If market returns are poor in the future, as they were in 2008, any future obligation to make additional cash contributions in accordance with the Pension Protection Act of 2006 could increase and harm our liquidity. Poor market returns also lead to higher pension expense in our statement of operations. The calculation of pension expense is dependent on many assumptions that are more fully described in “Critical Accounting Estimates” on page 42 and Note 8 to our consolidated financial statements.

Increases in insurance costs or reductions in insurance coverage would harm our business, financial condition and results of operations.

Aviation insurers could increase their premiums in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull and liability war risk insurance provided by the government is currently mandated through August 31, 2010. Although the government may again extend the deadline for providing such coverage, we cannot be certain that any extension will occur, or if it does, for how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government and the coverage will be much more limited, including smaller aggregate limits and shorter cancellation periods. Significant increases in insurance premiums would adversely affect our business, financial condition and results of operations.

SAFETY, COMPLIANCE AND OPERATIONAL EXCELLENCE

Our reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of our aircraft could involve a significant loss of life and result in a loss of confidence in our airlines by the flying public. We could experience significant potential claims from injured passengers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. We maintain liability insurance in amounts and of the type generally consistent with industry practice. However, the amount of such coverage may not be adequate to fully cover all claims and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve one of our airlines, could cause a public perception that our airlines or the equipment they fly is less safe or reliable than other transportation alternatives, which would harm our business.

Changes in government regulation imposing additional requirements and restrictions on our operations or on the airports at which we operate could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the U.S. DOT, the TSA and the FAA have issued regulations that have required significant expenditures relating to the maintenance and operation of airlines. Similarly, many aspects of an airline’s operations are subject to increasingly stringent federal, state and local laws protecting the environment.

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

If we do not maintain the privacy and security of customer-related information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

We receive, retain, and transmit certain personal information about our customers.  In addition, our online operations at alaskaair.com depend on the secure transmission of confidential information over public networks, including credit card information.  A compromise of our security systems or those of other business partners that results in our customers’ personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial position and liquidity, and could result in litigation against us or the imposition of penalties.  In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations, particularly our online sales operations.

Additionally, the use of individually identifiable data by our business and our business partners is regulated at the international, federal and state levels.  Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new administrative processes.

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

Our operations are often affected by factors beyond our control, including delays, cancellations, and other conditions, which could harm our financial condition and results of operations.

Like other airlines, our operations often are affected by delays, cancellations and other conditions caused by factors largely beyond our control.

A local dam in the Kent Valley near the Seattle-Tacoma International Airport is partly compromised.  Many of the services necessary for the operation of our airlines are located in the valley, e.g., fuel supply, power, catering, reservations call centers, etc.  If the area experiences heavy rains, flooding could occur and our operations could be disrupted.  The Army Corps of Engineers estimates that the dam will be repaired within three to five years.  We have contingency plans in place and are continuing to monitor the situation.

Other conditions that might impact our operations include:

•	air traffic congestion at airports or other air traffic control problems;

•	adverse weather conditions;

•	increased security measures or breaches in security;

•	international or domestic conflicts or terrorist activity; and

•	other changes in business conditions.

Due to our geographic area of operations, we believe a large portion of our operation is more susceptible to adverse weather conditions than that of many of our competitors. A general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition and results of operations.

STRATEGY

We depend on a few key markets to be successful.

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles and Anchorage. A significant portion of our flights occurs to and from our Seattle hub. In 2009, passengers to and from Seattle accounted for 64% of our total passengers.

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

Our failure to successfully meet cost reduction goals at both Alaska and Horizon could harm our business.

We continue to strive toward aggressive cost-reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while achieving acceptable profit margins and return on capital. However, with our capacity reductions in 2009 and increased costs in areas such as wages and benefits, we experienced a 10% increase in non-fuel unit cost at Alaska and a 6% increase at Horizon. If we are unable to reduce our non-fuel unit costs over the long-term and achieve targeted profitability, we will likely not be able to grow our business in the future and therefore our financial results may suffer.

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

INFORMATION TECHNOLOGY

We rely heavily on automated systems to operate our business, and a failure of these systems or by their operators could harm our business.

We depend on automated systems to operate our business, including our airline reservation system, our telecommunication systems, our website, our maintenance systems, our kiosk check-in terminals, and other systems. Substantially all of our tickets are issued to passengers as electronic tickets and the majority of our customers check in using our website or our airport kiosks. We depend on our reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, our website, reservation system, and check-in systems must be able to accommodate a high volume of traffic, maintain secure information, and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and cause our customers to purchase tickets from another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch, and other operational needs. Disruption in, changes to, or a breach of these systems could result in the loss of important data, an increase of our expenses and a possible temporary cessation of our operations.

BRAND AND REPUTATION

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

Labor costs are a significant component of our total expenses, accounting for approximately 34% and 25% of our total operating expenses in 2009 and 2008, respectively. As of December 31, 2009, labor unions represented approximately 82% of Alaska’s and 46% of Horizon’s employees. Each of our represented employee groups has a separate collective bargaining agreement, and could make demands that would increase our operating expenses and adversely affect our financial performance if we agree to them. Although we have been successful in negotiating new contracts or extending existing contracts with a number of workgroups recently, future uncertainty around open contracts could be a distraction to many employees, reduce employee engagement in our business and divert management’s attention from other projects and issues.

Horizon is currently in negotiations with the IBT on a new pilot agreement and has been since the contract first became amendable in September 2006. In January 2010, Horizon and the IBT filed separate requests for assistance from the NMB in our ongoing negotiations.  Factoring in pay rates and productivity measures, we believe our pilot unit costs at Horizon are among the highest in the industry for the size of aircraft we operate.

We rely on partner airlines for codeshare and frequent flyer marketing arrangements.

Alaska and Horizon are parties to marketing agreements with a number of domestic and international air carriers, or “partners,” including, but not limited to, American Airlines and Delta Air Lines. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. In addition, the agreements generally provide that members of Alaska’s Mileage Plan program can earn miles on or redeem miles for partner flights and vice versa. We receive a significant amount of revenue from flights sold under codeshare arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our Mileage Plan program. The loss of a significant partner or certain partner flights could have a negative effect on our revenues or the attractiveness of our Mileage Plan, which we believe is a source of competitive advantage.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

AIRCRAFT

The following tables describe the aircraft we operate and their average age at December 31, 2009:

Aircraft Type	Passenger Capacity	Owned	Leased	Total	Average Age in Years
Alaska Airlines
Boeing:
737-400	144	3	24	27	14.1
737-400C*	72	5	—	5	17.3
737-400F*	—	1	—	1	10.8
737-700	124	17	2	19	9.1
737-800	157	41	10	51	2.3
737-900	172	12	—	12	7.4
Total		79	36	115	7.5

Horizon Air
Bombardier:
Q400	76	25	15	40	5.1
CRJ-700	70	2	16	18	7.3
Total		27	31	58	5.8

*	C=Combination freighter/passenger; F=Freighter

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses future orders and options for additional aircraft.

Most of our owned aircraft secure long-term debt arrangements or collateralize our revolving credit facility.  See further discussion in “Liquidity and Capital Resouces” on page 44.

Alaska’s leased 737-400, 737-700, and 737-800 aircraft have lease expiration dates between 2010 and 2016, in 2010, and between 2015 and 2021, respectively. Alaska has four MD-80 aircraft, one owned and three under long-term lease arrangements through 2012, currently in temporary storage. Horizon’s leased Q400 and CRJ-700 aircraft have expiration dates in 2018 and between 2018 and 2020, respectively. Horizon also has 16 leased Q200 aircraft and two leased CRJ-700 aircraft that are subleased to third-party carriers.  Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.

Alaska completed its transition to an all-Boeing operating fleet during 2008. Horizon’s long-term goal is to transition to an all-Q400 operating fleet.  As market conditions have hindered the remarketing efforts on the CRJ-700 aircraft and as Horizon has successfully deferred future Q400 deliveries, the fleet transition plan has been delayed until market conditions improve.

The following table displays the currently anticipated fleet counts for Alaska and Horizon as of the end of each quarter in 2010.  This plan assumes that we are able to remarket three CRJ-700 aircraft in the first half of 2010.  Given current market conditions, there is no assurance that we will be successful in doing so.

	31-Mar-10	30-Jun-10	30-Sep-10	31-Dec-10
Alaska Airlines
737-400	24	24	24	23
737-400C*	5	5	5	5
737-400F*	1	1	1	1
737-700	19	19	18	17
737-800	51	55	55	55
737-900	12	12	12	12
Totals	112	116	115	113

Horizon Air
Q400	40	40	40	40
CRJ-700	18	15	15	15
Totals	58	55	55	55

*	C=Combination freighter/passenger; F=Freighter

GROUND FACILITIES AND SERVICES

Alaska and Horizon lease ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings in various cities in the state of Alaska.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) near Seattle, Wash. These include a five-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and datacenter, an office building, and corporate headquarters complex. Alaska also leases a stores warehouse, and office space for a customer service and reservation facility in Kent, Wash. Alaska’s major facilities outside of Seattle include a regional headquarters building, an air cargo facility and a hangar/office facility in Anchorage, as well as leased reservations facilities in Phoenix, Ariz. and Boise, Idaho. Alaska uses its own employees for ground handling services at most of our airports in the state of Alaska. At other airports throughout our system, those services are contracted to various third-party vendors.

Horizon owns its Seattle corporate headquarters building. It leases an operations, training, and aircraft maintenance facility in Portland as well as line maintenance stations in Boise, Spokane, Pasco, Eugene, Los Angeles and Seattle.

ITEM 3. LEGAL PROCEEDINGS

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In February 2010, the arbitrator issued a final decision.  The decision does not require Alaska to alter the existing subcontracting arrangements for ramp service in Seattle.  The award sustains the right to subcontract other operations in the future so long as the requirements of the CBA are met.  The award imposes monetary remedies which have not been fully calculated, but are not expected to be material.

Other items

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2009, there were 35,591,008 shares of common stock of Alaska Air Group, Inc. issued and outstanding and 3,406 shareholders of record. We also held 252,084 treasury shares at a cost of $5.7 million. We have not paid dividends on the common stock since 1992 and have no plans to do so in the foreseeable future. Our common stock is listed on the New York Stock Exchange (symbol: ALK).

The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange.

	2009		2008
	High	Low	High	Low
First Quarter	$30.95	$13.61	$28.56	$17.44
Second Quarter	22.08	14.53	23.00	15.34
Third Quarter	27.99	17.93	24.68	10.10
Fourth Quarter	36.48	24.91	29.74	12.89

SALES OF NON-REGISTERED SECURITIES

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan
June 11, 2009 – June 30, 2009 (1)	700,000	$16.89
July 1, 2009 – July 31, 2009 (1)	624,578	$19.12
Total	1,324,578	$17.94	$26,234,104

(1)
Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in June 2009. The plan expires after twelve months.  There were no purchases under this plan subsequent to July 2009 through the end of 2009.  However, we have resumed purchases subsequent to December 31, 2009.

In October 2009, Air Group delisted 7,900,000 common shares that had been held in treasury stock on the consolidated balance sheet in prior periods.  The action did not impact the total number of common shares outstanding.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2004 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2004.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Alaska Air Group, Inc., The S&P 500 Index
And The Dow Jones US Airlines Index

$140
$120
$100
$80
$60
$40
$20
$0
12/04
12/05
12/06
12/07
12/08
12/09
Alaska Air Group, Inc.
S&P 500
Dow Jones US Airlines

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2010 Dow Jones & Co. All rights reserved.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	2009		2008	2007		2006	2005
CONSOLIDATED OPERATING RESULTS (audited)
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	$3,399.8		$3,662.6	$3,506.0		$3,334.4	$2,975.3
Operating Expenses	3,132.4		3,834.8	3,295.1		3,424.6	2,808.8
Operating Income (Loss)	267.4		(172.2)	210.9		(90.2)	166.5
Nonoperating income (expense), net of interest capitalized (a)	(64.5)		(41.0)	(10.4)		(0.5)	(29.3)
Income (loss) before income tax and accounting change	202.9		(213.2)	200.5		(90.7)	137.2
Income (loss) before accounting change	202.9		(135.9)	124.3		(54.5)	84.5
Net Income (Loss)	$121.6		$(135.9)	$124.3		$(54.5)	$(5.9)
Average basic shares outstanding	35.815		36.343	40.125		37.939	27.609
Average diluted shares outstanding	36.154		36.343	40.424		37.939	33.917
Basic earnings (loss) per share before accounting change	$3.39		$(3.74)	$3.10		$(1.44)	$3.06
Basic earnings (loss) per share	3.39		(3.74)	3.10		(1.44)	(0.21)
Diluted earnings (loss) per share before accounting change	3.36		(3.74)	3.07		(1.44)	2.65
Diluted earnings (loss) per share	3.36		(3.74)	3.07		(1.44)	(0.01)
CONSOLIDATED FINANCIAL POSITION (audited)
At End of Period (in millions, except ratio):
Total assets	$4,985.0		$4,835.6	$4,490.9		$4,077.1	$3,792.0
Long-term debt and capital lease obligations, net of current portion	1,699.2		1,596.3	1,124.6		1,031.7	969.1
Shareholders' equity	872.1		661.9	1,025.4		886.5	827.6
Ratio of earnings to fixed charges (b) (unaudited)	1.92		(0.10)	1.83		0.40	1.72
STATISTICS (unaudited)
Alaska Airlines Mainline Operating Data:
Revenue passengers (000)	15,561		16,809	17,558		17,165	16,759
Revenue passenger miles (RPM) (000,000)	18,362		18,712	18,451		17,822	16,915
Available seat miles (ASM) (000,000)	23,144		24,218	24,208		23,278	22,292
Revenue passenger load factor	79.3%		77.3%	76.2%		76.6%	75.9%
Yield per passenger mile	13.28	¢	14.13 ¢	13.81	¢	13.76 ¢	12.91	¢
Operating revenues per ASM	11.74	¢	12.06 ¢	11.52	¢	11.50 ¢	10.76	¢
Operating expenses per ASM	10.78	¢	12.54 ¢	10.55	¢	11.93 ¢	10.14	¢
Operating expenses per ASM, excluding fuel and noted items (d)	8.26	¢	7.49 ¢	7.50	¢	7.76 ¢	7.90	¢
Average number of full-time equivalent employees	8,915		9,628	9,679		9,322	9,065
Operating fleet at period-end	115		110	115		114	110
Horizon Air Combined Operating Data (c):
Revenue passengers (000)	6,759		7,390	7,552		6,860	6,481
Revenue passenger miles (RPM) (000,000)	2,408		2,635	2,918		2,691	2,475
Available seat miles (ASM) (000,000)	3,292		3,617	3,978		3,632	3,400
Revenue passenger load factor	73.1%		72.9%	73.4%		74.1%	72.8%
Yield per passenger mile	26.73	¢	27.43 ¢	24.30	¢	23.53 ¢	21.98	¢
Operating revenues per ASM	19.88	¢	20.29 ¢	18.06	¢	17.73 ¢	16.36	¢
Operating expenses per ASM	18.64	¢	21.42 ¢	18.07	¢	17.41 ¢	15.50	¢
Operating expenses per ASM, excluding fuel and noted items (d)	15.33	¢	14.52 ¢	14.58	¢	14.20 ¢	13.36	¢
Average number of full-time equivalent employees	3,308		3,699	3,897		3,611	3,456
Operating fleet at period-end	58		59	70		69	65

(a)  Includes capitalized interest of $7.6 million, $23.2 million, $27.8 million, $24.7 million, $8.9 million, $1.7 million, $2.3 million, $2.7 million, $10.6 million, $17.7 million, and $12.6 million for 2009, 2008, 2007, 2006, 2005, 2004, 2003, 2002, 2001, 2000, and 1999, respectively.

(b)  For 2008, 2006, 2004, 2002, 2001, and 2000 earnings are inadequate to cover fixed charges by $236.4 million, $115.4 million, $17.4 million, $99.5 million, $69.1 million, and $44.6 million, respectively.   See Exhibit 12.1 to this Form 10-K.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA - (continued)

	2004	2003		2002	2001	2000	1999
CONSOLIDATED OPERATING RESULTS (audited)
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	$2,723.8	$2,444.8		$2,224.1	$2,152.8	$2,194.0	$2,091.5
Operating Expenses	2,718.1	2,455.9		2,317.3	2,279.1	2,227.1	1,901.7
Operating Income (Loss)	5.7	(17.511.1)		(93.2)	(126.3)	(33.1)	189.8
Nonoperating income (expense), net of interest capitalized (a)	(26.3)	46.540.1		(8.6)	62.8	6.2	23.2
Income (loss) before income tax and accounting change	(20.6)	29.0		(101.8)	(63.5)	(26.9)	213.0
Income (loss) before accounting change	(15.3)	13.5		(67.2)	(43.4)	(20.4)	129.4
Net Income (Loss)	$(15.3)	$13.5		$(118.6)	$(43.4)	$(67.2)	$129.4
Average basic shares outstanding
Average diluted shares outstanding	26.859	26.648		26.546	26.499	26.440	26.372
Basic earnings (loss) per share before accounting change	26.859	26.730		26.546	26.499	26.440	26.507
Basic earnings (loss) per share	$(0.57)	$0.51		$(2.53)	$(1.64)	$(0.77)	$4.91
Diluted earnings (loss) per share before accounting change	(0.57)	0.51		(4.47)	(1.64)	(2.54)	4.91
Diluted earnings (loss) per share	(0.57)	0.51		(2.53)	(1.64)	(0.77)	4.88
CONSOLIDATED FINANCIAL POSITION (audited)	(0.57)	0.51		(4.47)	(1.64)	(2.54)	4.88
At End of Period (in millions, except ratio):
Total assets	$3,335.0	$3,259.2		$2,880.7	$2,950.5	$2,528.1	$2,196.0
Long-term debt and capital lease obligations, net of current portion	989.6	906.9		856.7	852.2	509.2	337.0
Shareholders' equity	664.8	674.2		655.7	851.3	895.1	959.2
Ratio of earnings to fixed charges (b) (unaudited)	0.89	1.22		0.28	0.48	0.66	3.07
STATISTICS (unaudited)
Alaska Airlines Mainline Operating Data:
Revenue passengers (000)	16,295	15,047		14,154	13,668	13,525	13,620
Revenue passenger miles (RPM) (000,000)	16,231	14,554		13,186	12,249	11,986	11,777
Available seat miles (ASM) (000,000)	22,276	20,804		19,360	17,919	17,315	17,341
Revenue passenger load factor	72.9%	70.0%		68.1%	68.4%	69.2%	67.9%
Yield per passenger mile	12.47 ¢	12.65	¢	12.65 ¢	13.12 ¢	13.56 ¢	12.86	¢
Operating revenues per ASM	10.02 ¢	9.74	¢	9.47 ¢	9.84 ¢	10.20 ¢	9.75	¢
Operating expenses per ASM	10.07 ¢	9.81	¢	9.87 ¢	10.24 ¢	10.35 ¢	9.81	¢
Operating expenses per ASM, excluding fuel and noted items (d)	7.92 ¢	8.34	¢	8.52 ¢	8.73 ¢	8.54 ¢	8.63	¢
Average number of full-time equivalent employees	9,968	10,040		10,142	10,115	9,611	9,183
Operating fleet at period-end	108	109		102	101	95	89
Horizon Air Combined Operating Data (c):
Revenue passengers (000)	5,930	4,934		4,815	4,668	5,044	4,984
Revenue passenger miles (RPM) (000,000)	2,155	1,640		1,514	1,350	1,428	1,379
Available seat miles (ASM) (000,000)	3,107	2,569		2,428	2,148	2,299	2,194
Revenue passenger load factor	69.3%	63.9%		62.4%	62.8%	62.1%	62.9%
Yield per passenger mile	22.61 ¢	26.96	¢	26.02 ¢	28.15 ¢	29.82 ¢	28.77	¢
Operating revenues per ASM	16.20 ¢	18.06	¢	17.29 ¢	19.02 ¢	19.27 ¢	18.96	¢
Operating expenses per ASM	15.57 ¢	17.79	¢	17.87 ¢	21.02 ¢	19.53 ¢	17.74	¢
Operating expenses per ASM, excluding fuel and noted items (d)	13.58 ¢	15.80	¢	15.99 ¢	18.48 ¢	16.48 ¢	15.79	¢
Average number of full-time equivalent employees	3,423	3,361		3,476	3,764	3,795	3,603
Operating fleet at period-end	65	62		63	60	62	62

(c) Includes Horizon services operated as Frontier JetExpress in 2004 through 2007 and flights operated under the Capacity Purchase Agreement with Alaska in 2007 through 2009.

(d) See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section for both Alaska and Horizon.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•	Year in Review—highlights from 2009 outlining some of the major events that happened during the year and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of the results of operations of Alaska and Horizon for the three years presented in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of operations. Financial and statistical data for Alaska and Horizon are also included here. This section includes forward-looking statements regarding our view of 2010.

•	Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

•
Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, contractual obligations, commitments and off-balance sheet arrangements, an overview of financial position and the impact of inflation and changing prices.

YEAR IN REVIEW

Our 2009 consolidated pretax income was $202.9 million compared to a pretax loss of $213.2 million in 2008. The $416.1 million improvement in our pretax earnings was primarily due to the $702.4 million decline in aircraft fuel costs and other non-fuel operating costs, partially offset by a $262.8 million decline in operating revenues.  The decline in fuel cost was substantially driven by the 43% reduction in the raw cost of fuel per gallon.  The 7.2% decline in operating revenues can be attributed to the following:

•	a 7.9% decline in passenger revenue because of demand weakness stemming from the economic recession; and

•	a one-time benefit of $42.3 million recorded in 2008 associated with a change in our Mileage Plan terms.

These declines were offset by:

•	our new $15 first bag service charge, which went into effect on July 7, 2009. In 2009, the fee generated $47.4 million of incremental revenue.

•	a $39.7 million improvement in Mileage Plan commission revenues included in “Other-net.”

See “Results of Operations” below for further discussion of changes in revenues and operating expenses for both Alaska and Horizon.

Accomplishments and Highlights

Accomplishments and highlights from 2009 include:

•
Alaska and Horizon both improved their operational performance again in 2009 as measured by on-time arrivals and completion rate as reported to the Department of Transportation (DOT). At Alaska, we led the ten largest carriers in on-time performance for eight months of the year.  If Horizon were a DOT reporting entity, they would have led reporting mainland US carriers for the year with their 86.1% on-time performance in 2009.

•	For the second year in a row, Alaska Airlines ranked “Highest in Customer Satisfaction among Traditional Network Carriers” in 2009 by J.D. Power and Associates.

•
Alaska won the 2008 “Program of the Year” Freddie award for our Mileage Plan program in 2009.  This is the fifth time that we have won this highest award and the second year in a row.  We also won top honors for “Best Web Site,” “Best Elite-Level Program,” and “Best Member Communications.”

•
During the year, we reached agreements with several of our labor groups that provide for improved productivity and a common gain-sharing formula.  See “Update on Labor Negotiations” below for further discussion.

•	For the year, our employees earned $76 million in incentive pay for meeting certain operational and financial goals. We also contributed nearly $150 million to Alaska’s defined benefit pension plans.

Update on Labor Negotiations

Both Alaska and Horizon have had success recently with new bargaining agreements or contract extensions with a number of represented employees.  All of the new agreements or extensions ratified in 2009 include participation by the represented employees in Air Group’s Performance-Based Pay (PBP) incentive plan as approved by the Compensation Committee of the Board of Directors.  PBP is described in Note 8 to the consolidated financial statements. Our ultimate goal is to include all Air Group employees in PBP in order to have common goals and targets that everyone is working together to achieve.

New Alaska Pilot Contract
On May 19, 2009, Alaska’s pilots, represented by the Air Line Pilots Association, ratified a new four-year contract.  This negotiated agreement replaces the contract that had been in place since May 1, 2005.  The terms of the 2005 contract were the result of an arbitrator’s decision and included immediate wage reductions that averaged approximately 26% across the pilot group, work rule changes, and higher employee health care contributions.

The significant terms of the new contract are as follows:

•
Average pilot wages increased approximately 14% effective April 1, 2009.  The contract also provides for step increases of 1.5% on the first two anniversary dates of the contract and 1.8% on the third anniversary.

•	Participation in PBP.

•
The defined-benefit pension plan for pilots is now closed to new entrants.  Newly hired pilots will participate in a defined-contribution plan that includes a contribution by Alaska equal to 13.5% of eligible wages.  Incumbents had the option of (1) remaining in the defined-benefit pension plan, (2) moving to a new blended option with lower service credit under the defined benefit plan and higher 401(k) contribution or (3) voluntarily freezing service credit in the existing defined benefit plan in exchange for a higher 401(k) contribution.

•	Upon retirement, pilots are now allowed to receive a cash payment of an amount equivalent to 25% of their accrued sick leave balance multiplied by their hourly rate.

•	The new contract provides for better productivity and flexibility. We expect to realize savings from these productivity enhancements when we resume capacity growth.

Pilots received a one-time bonus of $20.3 million in the aggregate following ratification of the contract.  The transition expense associated with establishing the sick-leave payout program described above was $15.5 million.  These items have been combined and reported in 2009 as “New pilot contract transition costs” in the consolidated statements of operations.

Contract Extensions at Alaska
In March 2009, Alaska’s flight attendants, represented by the AFA, ratified a two-year contract extension.  The contract will become amendable in April 2012.  As part of the contract, flight attendants will receive a 1.5% pay increase on May 1, 2010 and May 1, 2011 and will participate in PBP.  The flight attendants received a bonus upon ratification of the contract totaling $2.0 million in the aggregate.

In August 2009, Alaska and its aircraft technicians reached an agreement on a two-year contract extension.  The extended contract, which becomes amendable on October 17, 2011, provides technicians with 1.5% pay scale increases in October 2009 and 2010. Technicians now also participate in PBP. The technicians received a bonus upon ratification of the contract totaling $1.3 million in the aggregate.

In December 2009, Alaska’s ramp service and stores agents, represented by the IAM, ratified a two-year extension of their collective bargaining agreement, which will now become amendable on July 19, 2012.  This agreement includes participation in PBP, a 1.5% pay increase in June 2010 and 2011, and a signing bonus of approximately $0.5 million in the aggregate.

Alaska’s clerical, office and passenger service employees (COPS), also represented by the IAM, rejected a two-year extension proposal nearly identical to the terms of the proposal ratified by the ramp service employees and stores agents.  As a result, COPS employees are the only remaining work group at Alaska, besides station personnel in Mexico, that participate in a profit-sharing plan other than PBP.

Horizon Labor Contracts
Horizon’s dispatchers, represented by the TWU, ratified a new contract in July 2009, expiring in October 2010.  This contract includes a transition from the former profit-sharing plan to PBP.

In December 2009, Horizon’s flight attendants, represented by the AFA, ratified a new two-year contract.  The agreement includes participation in PBP in 2009 and beyond, at least a 3% pay increase over the life of the contract, and a signing bonus of $0.3 million in the aggregate.

Historically, only a small percentage of non-represented employees at Horizon participated in the PBP plan.  To better align the incentive plans for this group with other Horizon and Alaska employees, Horizon has also added all remaining non-represented employees (approximately 1,400 people) to the PBP plan in 2009.

Horizon is currently in negotiations with its pilots and aircraft technicians.  Horizon and the IBT recently filed separate requests for assistance for the NMB in the ongoing pilot contract negotiations.  Horizon’s aircraft technicians voted in 2009 to be represented by the IBT.  They were previously represented by the Aircraft Mechanics Fraternal Association.  Horizon’s pilots and mechanics remain in a profit-sharing plan program other than PBP.

Horizon Fleet Transition

Horizon’s long-term goal is to transition to an all-Q400 fleet.  In the first quarter of 2009, Horizon removed the final six Q200 aircraft from operations.  These aircraft were disposed of in the last six months of 2009 and the related lease agreements were terminated.  We recorded charges of $8.8 million in 2009 associated with removing these aircraft from operation.

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

New Mileage Plan Affinity Card Agreement

In June 2009, we revised our Mileage Plan affinity credit card agreement with Bank of America.  This revised agreement enhances the economics of our Mileage Plan program and provides for, among other things, an increase in the rate at which we sell miles to the bank.  This revised agreement was effective January 1, 2009 and expires on December 31, 2014.

First Bag Service Charge

In 2009, we joined nearly all major domestic carriers in charging for a first checked bag.  The $15 service charge began July 7, 2009.  This fee does not apply to our MVP or MVP Gold Mileage Plan members, for those traveling solely with the state of Alaska, or for certain other passengers.  This service charge generated $47.4 million of incremental revenue in the last six months of 2009.

New Baggage Service Guarantee

Concurrent with the first bag service charge, we introduced a guarantee to compensate passengers if their bags are not at the baggage claim within 25 minutes after their flight parks at the gate.  Passengers have the choice of 2,500 Mileage Plan miles or a $25 voucher that can be used on a future flight.  This guarantee is for all passengers with luggage, including those not subject to the bag service charge.  We believe that we are the only airline that offers this guarantee to customers. To date, the cost of providing this guarantee has been minimal as our baggage performance has been excellent.

New Markets

In 2009, Alaska added several new cities and non-stop routes to our overall network.  Those new routes are:

New Non-Stop Routes	Frequency	Start Date
Between Bellingham, Wash. and Las Vegas	4 x weekly	6/25/2009
Between Portland, Ore. and Maui	Daily	7/3/2009
Between Seattle and Austin, Tex.	Daily	8/3/2009
Between San Jose and Austin	Daily	9/2/2009
Between Seattle and Houston	Daily	9/23/2009
Between Seattle and Atlanta	Daily	10/23/2009
Between Oakland, Calif. and Maui	4 x weekly	11/9/2009
Between Oakland and Kona	3 x weekly	11/10/2009
Service between Portland and Chicago	Daily	11/16/2009

Horizon also announced expanded seasonal service to Mammoth Lakes, Calif. from San Jose, Reno, Seattle and Portland.  The flights will operate from December 17, 2009 to April 11, 2010.

Stock Repurchase

In June 2009, our Board of Directors authorized the Company to repurchase up to $50 million of our common stock, at which time the stock price was $15.60.  Through December 31, 2009, we had repurchased 1,324,578 shares of common stock for approximately $23.8 million under this program. This program expires in June 2010.

Outlook

Our primary focus every year is to run safe, compliant and reliable operations at our airlines.  In addition to our primary objective, in 2010 our key initiative is to maintain our focus on optimizing revenue.  Our specific focus will be on the way we merchandise fares and ancillary products and services, as well as broader employee involvement in our marketing efforts.  In addition to the focus on revenue, both of our airlines have initiatives under way designed to reduce costs. Alaska is focused on improving productivity and controlling overhead. Horizon aims to reduce maintenance costs and pilot labor costs.

Our fourth quarter 2009 revenue performance marked the first quarter-over-quarter improvement in the top line in 2009, providing a solid outlook as we move into 2010.

For the first quarter, our advance booked load factors are up significantly at both Alaska and Horizon, although we expect the higher load factors, which were driven by deep price discounting, will be offset by a decline in yields, resulting in only modest unit revenue increases in the first quarter.

RESULTS OF OPERATIONS

2009 COMPARED WITH 2008

Our consolidated net income for 2009 was $121.6 million, or $3.36 per diluted share, compared to a net loss of $135.9 million, or $3.74 per share, in 2008.  Items that impact the comparability between the periods are as follows:

•
Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting.  For 2009, we recognized net mark-to-market gains of $88.8 million ($55.2 million after tax, or $1.53 per share), compared to net losses of $142.3 million ($89.2 million after tax, or $2.46 per share) in 2008.

•	2009 included the new pilot contract transition costs of $35.8 million ($22.3 million after tax, or $0.62 per share).

•	2008 included fleet transition costs of $61.0 million ($38.2 million after tax, or $1.05 per share) related to the ongoing transitions out of the MD-80 and CRJ-700 fleets.

•	2008 included realized losses on the early termination of fuel-hedge contracts originally scheduled to settle in 2009 and 2010 of $50 million ($31.3 million after tax, or $0.86 per share).

•	2008 included a $42.3 million benefit ($26.5 million after tax, or $0.73 per share) related to a change in the terms of our Mileage Plan program.

•	2008 included restructuring charges of $12.9 million ($8.1 million after tax, or $0.22 per share) related to the reduction in work force at Alaska.

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of these individual charges is useful information to investors because:

•	It is consistent with how we present information in our quarterly earnings press releases;

•	We believe it is the basis by which we are evaluated by industry analysts;

•	Our results excluding these items are most often used in internal management and board reporting and decision-making;

•
Our results excluding these adjustments serve as the basis for our various employee incentive plans, thus the information allows investors to better understand the changes in variable incentive pay expense in our consolidated statements of operations; and

•	It is useful to monitor performance without these items as it improves a reader’s ability to compare our results to those of other airlines.

Although we are presenting these non-GAAP amounts for the reasons above, investors and other readers should not necessarily conclude that these amounts are non-recurring, infrequent, or unusual in nature.

Excluding the items noted above, and as shown in the following table, our consolidated net income for 2009 was $88.7 million, or $2.45 per diluted share, compared to $4.4 million, or $0.12 per diluted share, in 2008.

	Years Ended December 31
	2009		2008
(in millions except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS, excluding noted items	$88.7	$2.45	$4.4	$0.12
Change in Mileage Plan terms, net of tax	--	--	26.5	0.73
New pilot contract transition costs, net of tax	(22.3)	(0.62)	--	--
Restructuring charges, net of tax	--	--	(8.1)	(0.22)
Fleet transition costs – MD-80, net of tax	--	--	(29.8)	(0.82)
Fleet transition costs – CRJ-700, net of tax	--	--	(8.4)	(0.23)
Mark-to-market fuel hedge adjustments, net of tax	55.2	1.53	(89.2)	(2.46)
Realized losses on hedge portfolio restructuring, net of tax	--	--	(31.3)	(0.86)
Net income and diluted EPS as reported	$121.6	$3.36	$(135.9)	$(3.74)

INDIVIDUAL SUBSIDIARY RESULTS

Our consolidated results are primarily driven by the results of our two operating carriers. Alaska and Horizon reported pretax income of $183.8 million and $22.8 million, respectively, in 2009. Financial and statistical data and an in -depth discussion of the results of Alaska and Horizon are on the following pages.  For a reconciliation of these subsidiary results to the consolidated results of Air Group, see Note 13 in the consolidated financial statements.

ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA

	Three Months Ended December 31						Year Ended December 31
Financial Data (in millions):	2009		2008		% Change		2009		2008		% Change		2007		% Change
Operating Revenues:
Passenger	$594.5		$602.5		(1.3)		$2,438.8		$2,643.7		(7.8)		$2,547.2		3.8
Freight and mail	22.5		22.2		1.4		91.5		99.3		(7.9)		94.2		5.4
Other - net	50.8		34.0		49.4		187.3		135.2		38.5		147.1		(8.1)
Change in Mileage Plan terms	-		-		NM		-		42.3		NM		-		NM
Total mainline operating revenues	667.8		658.7		1.4		2,717.6		2,920.5		(6.9)		2,788.5		4.7
Passenger - purchased capacity	77.0		66.9		15.1		288.4		300.8		(4.1)		281.4		6.9
Total Operating Revenues	744.8		725.6		2.6		3,006.0		3,221.3		(6.7)		3,069.9		4.9

Operating Expenses:
Wages and benefits	197.7		183.8		7.6		792.6		742.7		6.7		753.9		(1.5)
Variable incentive pay	17.6		5.0		252.0		61.6		15.8		289.9		13.5		17.0
Aircraft fuel, including hedging gains and losses	143.1		298.4		(52.0)		549.0		1,162.4		(52.8)		737.5		57.6
Aircraft maintenance	40.5		38.5		5.2		169.9		150.6		12.8		149.8		0.5
Aircraft rent	27.2		23.8		14.3		109.0		106.2		2.6		112.8		(5.9)
Landing fees and other rentals	42.4		40.8		3.9		166.8		167.7		(0.5)		170.1		(1.4)
Contracted services	30.3		29.7		2.0		118.9		130.2		(8.7)		124.1		4.9
Selling expenses	27.9		20.4		36.8		104.7		116.0		(9.7)		129.3		(10.3)
Depreciation and amortization	45.9		42.7		7.5		178.5		165.9		7.6		142.3		16.6
Food and beverage service	12.8		11.2		14.3		47.7		48.3		(1.2)		46.9		3.0
Other	41.9		40.1		4.5		161.2		170.3		(5.3)		173.1		(1.6)
New pilot contract transition costs	-		-		NM		35.8		-		NM		-		NM
Restructuring charges	-		9.2		NM		-		12.9		NM		-		NM
Fleet transition costs - MD-80	-		-		NM		-		47.5		NM		-		NM
Total mainline operating expenses	627.3		743.6		(15.6)		2,495.7		3,036.5		(17.8)		2,553.3		18.9
Purchased capacity costs	75.2		66.9		12.4		281.5		313.7		(10.3)		302.8		3.6
Total Operating Expenses	702.5		810.5		(13.3)		2,777.2		3,350.2		(17.1)		2,856.1		17.3

Operating Income (Loss)	42.3		(84.9)		NM		228.8		(128.9)		NM		213.8		NM

Interest income	9.4		13.1				38.6		51.3				64.8
Interest expense	(20.6)		(25.0)				(88.1)		(92.5)				(86.2)
Interest capitalized	1.6		4.1				7.3		20.2				25.7
Other - net	2.5		(0.7)				(2.8)		(3.4)				(3.1)
	(7.1)		(8.5)				(45.0)		(24.4)				1.2

Income (Loss) Before Income Tax	$35.2		$(93.4)		NM		$183.8		$(153.3)		NM		$215.0		NM

Mainline Operating Statistics:
Revenue passengers (000)	3,765		3,772		(0.2)		15,561		16,809		(7.4)		17,558		(4.3)
RPMs (000,000) "traffic"	4,550		4,302		5.8		18,362		18,712		(1.9)		18,451		1.4
ASMs (000,000) "capacity"	5,675		5,590		1.5		23,144		24,218		(4.4)		24,208		0.0
Passenger load factor	80.2%		77.0%		3.2	pts	79.3%		77.3%		2.0	pts	76.2%		1.1	pts
Yield per passenger mile	13.07	¢	14.01	¢	(6.7)		13.28	¢	14.13	¢	(6.0)		13.81	¢	2.3
Operating revenues per ASM "RASM"	11.77	¢	11.78	¢	(0.1)		11.74	¢	12.06	¢	(2.7)		11.52	¢	4.7
Change in Mileage Plan terms per ASM	-		-		NM		-		0.17	¢	NM		-		NM
Passenger revenue per ASM “PRASM”	10.48	¢	10.78	¢	(2.8)		10.54	¢	10.92	¢	(3.5)		10.52	¢	3.7
Operating expenses per ASM	11.05	¢	13.30	¢	(16.9)		10.78	¢	12.54	¢	(14.0)		10.55	¢	18.9
Operating expenses per ASM, excluding fuel, new pilot contract transition costs, restructuring charges and fleet transition costs	8.53	¢	7.80	¢	9.4		8.26	¢	7.49	¢	10.2		7.50	¢	(0.1)
Aircraft fuel cost per gallon	$1.91		$3.95		(51.6)		$1.81		$3.48		(48.0)		$2.08		67.3
Economic fuel cost per gallon	$2.26		$2.52		(10.3)		$2.05		$3.00		(31.7)		$2.20		36.4
Fuel gallons (000,000)	75.0		75.5		(0.7)		304.9		333.8		(8.7)		354.3		(5.8)
Average number of full-time equivalent employees	8,701		9,156		(5.0)		8,915		9,628		(7.4)		9,679		(0.5)
Aircraft utilization (blk hrs/day)	9.3		10.0		(7.0)		9.8		10.6		(7.5)		10.9		(2.8)
Average aircraft stage length (miles)	1,058		995		6.3		1,034		979		5.6		926		5.7
Operating fleet at period-end	115		110		5 a/c		115		110		5 a/c		115		(5	) a/c
Purchased Capacity Operating Statistics:
RPMs (000,000)	276		227		21.6		1,053		1,100		(4.3)		1,099		0.1
ASMs (000,000)	373		316		18.0		1,431		1,469		(2.6)		1,453		1.1
Passenger load factor	74.0%		71.8%		2.2	pts	73.6%		74.9%		(1.3)	pts	75.6%		(0.7)	pts
Yield per passenger mile	27.90	¢	29.47	¢	(5.3)		27.39	¢	27.35	¢	0.1		25.61	¢	6.8
RASM	20.64	¢	21.17	¢	(2.5)		20.15	¢	20.48	¢	(1.6)		19.37	¢	5.7
Operating expenses per ASM	20.16	¢	21.17	¢	(4.8)		19.67	¢	21.35	¢	(7.9)		20.84	¢	2.4
NM = Not Meaningful

ALASKA AIRLINES

Alaska reported income before income taxes of $183.8 million in 2009 compared to a loss before income taxes of $153.3 million in 2008.

Excluding certain items as noted in the table below, Alaska would have reported income before income taxes of $145.9 million in 2009, compared to $25.2 million in 2008.  See the previous discussion under “Adjusted Non-GAAP Earnings and Per-Share Amounts” for additional information about these non-GAAP measures.

	Years Ended December 31
(in millions)	2009	2008
Income before income taxes, excluding items below	$145.9	$25.2
Change in Mileage Plan terms	--	42.3
New pilot contract transition costs	(35.8)	--
Restructuring charges	--	(12.9)
Fleet transition costs – MD-80	--	(47.5)
Mark-to-market fuel hedge adjustments	73.7	(118.9)
Realized losses on hedge portfolio restructuring	--	(41.5)
Income (loss) before income taxes as reported	$183.8	$(153.3)

The discussion below outlines significant variances between the two periods.

ALASKA REVENUES

Total operating revenues declined $215.3 million, or 6.7%, during 2009 compared to 2008.  The changes are summarized in the following table:

	Years Ended December 31
(in millions)	2009	2008	% Change
Passenger revenue—mainline	$2,438.8	$2,643.7	(7.8)
Freight and mail	91.5	99.3	(7.9)
Other—net	187.3	135.2	38.5
Change in Mileage Plan terms	----	42.3	NM

Total mainline operating revenues	$2,717.6	$2,920.5	(6.9)

Passenger revenue—purchased capacity	288.4	300.8	(4.1)

Total operating revenues	$3,006.0	$3,221.3	(6.7)

NM = Not Meaningful

Operating Revenues – Mainline

Mainline passenger revenue in 2009 fell by 7.8% on a 4.4% reduction in capacity. There was a 3.5% decline in PRASM, which was driven by a 6.0% drop in ticket yield compared to 2008, partially offset by a two-point increase in load factor.

Passenger revenues were also bolstered by the implementation of our first-checked-bag fee in the third quarter of 2009 ($34.5 million) and the full-year impact of our second-checked-bag fee implemented in the third quarter of 2008, partially offset by a decline in other fees that resulted from fewer passengers.

Freight and mail revenue decreased $7.8 million, or 7.9%, primarily as a result of lower mail volumes and yield and lower freight fuel surcharges because of the decline in fuel prices in 2009, partially offset by higher freight volumes and better freight pricing.

Other--net revenue increased $52.1 million, or 38.5%, from 2008.  Mileage Plan revenue increased by $50.0 million primarily because of an increase in the rate paid to us by our credit card partner under the affinity card agreement and an increase in the number of miles needed to redeem a travel award. This change reduces our estimate of the fair value of a mile and results in a lower amount deferred as a liability for future travel and increases the amount of commission revenue we record when miles are sold.

Passenger Revenue– Purchased Capacity

Passenger revenue--purchased capacity flying fell by $12.4 million over the same period of last year because of a 2.6% decline in capacity combined with a 1.6% decrease in unit revenue compared to the prior year. Unit revenue dropped as a result of a 1.3-point decline in load factor on flat ticket yield.

ALASKA EXPENSES

For 2009, total operating expenses decreased $573.0 million or 17.1% compared to 2008 as a result of lower mainline operating costs, most notably aircraft fuel and fleet transition charges, partially offset by higher wages and benefits and new pilot contract transition costs.

We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Years Ended December 31
(in millions)	2009	2008	% Change
Mainline fuel expense	$549.0	$1,162.4	(52.8)
Mainline non-fuel expenses	1,946.7	1,874.1	3.9

Mainline operating expenses	$2,495.7	$3,036.5	(17.8)
Purchased capacity costs	281.5	313.7	(10.3)

Total Operating Expenses	$2,777.2	$3,350.2	(17.1)

Mainline Operating Expenses

Total mainline operating expenses declined $540.8 million or 17.8% during 2009 compared to the prior year. Significant operating expense variances from 2008 are more fully described below.

Wages and Benefits

Wages and benefits were up $49.9 million, or 6.7%, compared to 2008.  The primary components of wages and benefits are shown in the following table:

	Years Ended December 31
(in millions)	2009	2008	% Change
Wages	$540.4	$547.1	(1.2)
Pension and defined-contribution retirement benefits	114.8	68.7	67.1
Medical benefits	83.3	72.3	15.2
Other benefits and payroll taxes	54.1	54.6	(0.9)

Total wages and benefits	$792.6	$742.7	6.7

Wages declined 1.2% on a 7.4% reduction in FTEs compared to 2008.  Wages have not declined in step with the FTE reduction because of higher wage rates for the pilot group in connection with their new contract and increased average wages for certain other employees stemming from higher average seniority.

The 67.1% increase in pension and other retirement-related benefits is primarily due to a $45.0 million increase in our defined-benefit pension cost driven by the significant decline in the market value of pension assets at the end of 2008.

Medical benefits increased 15.2% from the prior year primarily as a result of an increase in the post-retirement medical expense for the pilot group in connection with their new contract and an increase in overall medical costs.

We expect wages and benefits to decline in 2010 as compared to 2009 because of a significant decline in our defined-benefit pension cost, and productivity and overhead reduction initiatives that should reduce the average number of full-time equivalent employees.  These declines will likely be partially offset by increased pilot wage rates stemming from the full year impact of the 2009 contract, normal step and scale wage increases in other represented employee groups, and higher employee and retiree medical costs.

Variable Incentive Pay

Variable incentive pay expense increased from $15.8 million in 2008 to $61.6 million in 2009. The increase is partially due to the fact that in 2009, our financial and operational results exceeded targets established by our Board. In 2008, our performance fell short of targets.  The increase can also be attributed to the addition of pilots, flight attendants and mechanics to the PBP incentive plan.

Over the long term, our plan is designed to pay at target, although we may or may not meet those targets in any single year. At target, we estimate the PBP expense would be $30 million and aggregate incentive pay for all plans would be approximately $40 million to $45 million for 2010, which would be lower than in 2009.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio included in our consolidated statement of operations as the value of that portfolio increases and decreases. Our aircraft fuel expense is very volatile, even between quarters, because it includes these gains or losses in the value of the underlying instrument as crude oil prices and refining margins increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S.  Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense declined $613.4 million, or 52.8%, compared to 2008. The elements of the change are illustrated in the following table:

	Years Ended December 31
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	304.9	333.8	(8.7)
Raw price per gallon	$1.88	$3.31	(43.2)

Total raw fuel expense	$572.3	$1,103.8	(48.2)

Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(23.3)	58.6	NM

Aircraft fuel expense	$549.0	$1,162.4	(52.8)

NM	= Not meaningful

Fuel gallons consumed declined 8.7%, primarily as a result of a 6.6% reduction in aircraft flight hours and the improved fuel efficiency of our fleet as we completed the transition to newer, more fuel-efficient B737-800 aircraft in the second half of 2008.

The raw fuel price per gallon declined 43.2% as a result of lower West Coast jet fuel prices driven by lower crude oil costs and refining margins.

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

Our economic fuel expense is calculated as follows:

	Years Ended December 31
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$572.3	$1,103.8	(48.2)
Plus or minus: net of cash received from settled hedges and premium expense recognized	50.4	(101.8)	NM

Economic fuel expense	$622.7	$1,002.0	(37.9)

Fuel gallons consumed	304.9	333.8	(8.7)

Economic fuel cost per gallon	$2.05	$3.00	(31.7)

NM	= Not meaningful

As noted above, the total net expense recognized for hedges that settled during the period was $50.4 million in 2009, compared to a net cash benefit of $101.8 million in 2008.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement. The decrease is primarily due to the significant drop in crude oil prices over the past year.

We currently expect our raw and economic fuel price per gallon to be approximately $2.24 in the first quarter of 2010.  As oil prices are volatile, we are unable to forecast the full year cost with any certainty.

Aircraft Maintenance

Aircraft maintenance increased by $19.3 million, or 12.8%, compared to the prior year primarily because of a higher average cost of airframe maintenance events and a new power-by-the-hour (PBH) maintenance agreement on our B737-700 and B737-900 aircraft engines, partially offset by the benefits of our fleet transition, as we have replaced all of our aging MD-80s with newer B737-800s, and lower PBH costs associated with our 747-400 aircraft engines that resulted from a decline in flight hours.

We expect aircraft maintenance to be relatively flat in 2010.

Contracted Services

Contracted services declined by $11.3 million, or 8.7%, compared to 2008 as a result of the reduction in the number of flights operated throughout our system to ports where vendors are used and a reduction in project contract labor.

We expect contracted services to increase in 2010 as we provide a full year of service to some of our new destinations requiring vendor support.

Selling Expenses

Selling expenses declined by $11.3 million, or 9.7%, compared to 2008 as a result of lower revenue-related expenses such as credit card costs, travel agency commissions and ticket distribution costs that resulted from the decline in passenger traffic. Mileage Plan expenses were also lower because the estimated incremental cost of providing free travel was lower because of the decline in fuel costs. These declines were partially offset by higher advertising costs.

We expect selling expenses will be slightly higher in 2010 as compared to 2009, primarily due to higher revenue-related expenses.

Depreciation and Amortization

Depreciation and amortization increased $12.6 million, or 7.6%, compared to 2008.  This is primarily due to the ten B737-800 aircraft delivered in 2009, partially offset by the sale-leaseback of six B737-800 aircraft in the first quarter of 2009.

We expect depreciation and amortization to be higher in 2010 due to the full-year impact of aircraft that were delivered in 2009 and are expected to be delivered in 2010.

Other Operating Expenses

Other operating expenses declined $9.1 million, or 5.3%, compared to the prior year.  The decline is primarily driven by a reduction in outside professional services costs and flight crew-related costs such as hotels and per-diems.

New Pilot Contract Transition Costs

As mentioned previously, we recorded $35.8 million in connection with the new four-year contract ratified by Alaska’s pilots in the second quarter.

Restructuring Charges and Fleet Transition Costs

In the third quarter of 2008, we announced work force reductions among union and non-union employees.  The affected non-union employees were terminated in the third quarter, resulting in a $1.6 million severance charge.  For union personnel, we recorded an $11.3 million charge in 2008.

During 2008, we retired four MD-80 aircraft that were under long-term lease arrangements and placed them in temporary storage at an aircraft storage facility. The $47.5 million charge in 2008 represented the remaining discounted lease payments under the lease contracts and our estimate of maintenance costs that will be incurred in the future to meet the minimum return conditions under the lease requirements.

Mainline Operating Costs per Available Seat Mile (CASM)

Our mainline operating costs per mainline ASM are summarized below:

	Years Ended December 31
	2009		2008		% Change
Total mainline operating expenses per ASM (CASM)	10.78	¢	12.54	¢	(14.0)
Less the following components:
Aircraft fuel costs per ASM	2.37	¢	4.80	¢	(50.6)
New pilot contract transition costs per ASM	0.15	¢	---		NM
Restructuring costs per ASM	---		0.05	¢	NM
Fleet transition charges per ASM	---		0.20	¢	NM
CASM, excluding fuel and noted items	8.26	¢	7.49	¢	10.2

NM	= Not meaningful

CASM, excluding fuel and noted items increased from the prior-year period because of the increase in wages and benefits and other expenses as discussed above, partially offset by a 4.4% reduction in capacity.

We have listed separately in the above table our fuel costs, new pilot contract transition costs, fleet transition charges and restructuring charges per ASM and our unit cost excluding these items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress. We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

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

We currently forecast our mainline costs per ASM excluding fuel and other special items for the first quarter and full year of 2010 to be flat and down 3%, respectively, compared to 2009. The expected decline in unit cost stems from lower pension costs and lower projected incentive payments offset by modest increases in other expense areas.  Historical cost per ASM excluding fuel and other special items can be found in Item 6. “Selected Consolidated Financial and Operating Data.”

Purchased Capacity Costs
Purchased capacity costs decreased $32.2 million compared to 2008.  Of the total, $261.7 million was paid to Horizon under the CPA for 1.4 billion ASMs. This expense is eliminated in consolidation.

HORIZON AIR FINANCIAL AND STATISTICAL DATA

	Three Months Ended December 31						Year Ended December 31

Financial Data (in millions):	2009		2008		% Change		2009		2008		% Change		2007		% Change
Operating Revenues:
Passenger - brand flying	$98.2		$98.5		(0.3)		$381.9		$429.2		(11.0)		$391.3		9.7
Passenger - capacity purchase arrangements (a)	70.5		62.5		12.8		261.7		293.7		(10.9)		317.9		(7.6)
Total passenger revenue	168.7		161.0		4.8		643.6		722.9		(11.0)		709.2		1.9
Freight and mail	0.7		0.6		16.7		2.7		2.7		-		2.3		17.4
Other - net	2.1		2.1		-		8.1		8.3		(2.4)		6.9		20.3
Total Operating Revenues	171.5		163.7		4.8		654.4		733.9		(10.8)		718.4		2.2

Operating Expenses:
Wages and benefits	48.2		46.9		2.8		185.2		194.1		(4.6)		201.3		(3.6)
Variable incentive pay	6.2		1.4		342.9		14.4		5.6		157.1		7.3		(23.3)
Aircraft fuel, including hedging gains and losses	29.4		60.4		(51.3)		109.1		236.0		(53.8)		138.8		70.0
Aircraft maintenance	13.6		10.7		27.1		53.2		58.2		(8.6)		92.0		(36.7)
Aircraft rent	11.1		13.2		(15.9)		44.7		56.9		(21.4)		65.6		(13.3)
Landing fees and other rentals	15.3		13.6		12.5		57.7		57.2		0.9		56.9		0.5
Contracted services	8.3		7.1		16.9		32.1		29.1		10.3		27.1		7.4
Selling expenses	6.6		6.4		3.1		27.1		31.1		(12.9)		31.2		(0.3)
Depreciation and amortization	10.7		8.7		23.0		39.5		37.5		5.3		33.9		10.6
Food and beverage service	0.6		0.5		20.0		2.4		2.6		(7.7)		2.8		(7.1)
Other	10.4		9.0		15.6		39.4		42.7		(7.7)		48.0		(11.0)
Fleet transition costs - CRJ-700	-		6.7		NM		-		13.5		NM		-		NM
Fleet transition costs - Q200	-		0.5		NM		8.8		10.2		NM		14.1		NM
Total Operating Expenses	160.4		185.1		(13.3)		613.6		774.7		(20.8)		719.0		7.7

Operating Income (Loss)	11.1		(21.4)		NM		40.8		(40.8)		NM		(0.6)		NM

Interest income	0.5		1.6				2.0		5.4				4.5
Interest expense	(3.7)		(6.7)				(19.9)		(23.6)				(16.6)
Interest capitalized	0.0		0.7				0.3		3.0				2.1
Other - net	(0.2)		0.1				(0.4)		0.2				(0.1)
	(3.4)		(4.3)				(18.0)		(15.0)				(10.1)

Income (Loss) Before Income Tax	$7.7		$(25.7)		NM		$22.8		$(55.8)		NM		$(10.7)		NM

Combined Operating Statistics:
Revenue passengers (000)	1,704		1,636		4.2		6,759		7,390		(8.5)		7,552		(2.1)
RPMs (000,000) "traffic"	609		561		8.6		2,408		2,635		(8.6)		2,918		(9.7)
ASMs (000,000) "capacity"	822		786		4.6		3,292		3,617		(9.0)		3,978		(9.1)
Passenger load factor	74.1%		71.4%		2.7	pts	73.1%		72.9%		0.2	pts	73.4%		(0.5	) pts
Yield per passenger mile	27.70	¢	28.70	¢	(3.5)		26.73	¢	27.43	¢	(2.6)		24.30	¢	12.9
RASM	20.86	¢	20.83	¢	0.1		19.88	¢	20.29	¢	(2.0)		18.06	¢	12.3
PRASM	20.52	¢	20.48	¢	0.2		19.55	¢	19.99	¢	(2.2)		17.83	¢	12.1
Operating expenses per ASM	19.51	¢	23.55	¢	(17.2)		18.64	¢	21.42	¢	(13.0)		18.07	¢	18.5
Aircraft fuel cost per ASM	3.57	¢	7.69	¢	(53.6)		3.31	¢	6.53	¢	(49.3)		3.49	¢	87.1
CRJ-700 fleet transition costs per ASM	0.00	¢	0.85	¢	NM		0.00	¢	0.37	¢	NM		-		NM
Operating expenses per ASM, excluding fuel and CRJ-700 fleet transition costs	15.94	¢	15.01	¢	6.2		15.33	¢	14.52	¢	5.5		14.58	¢	(0.4)
Q200 fleet transition costs per ASM	0.00	¢	0.06	¢	NM		0.27	¢	0.28	¢	NM		0.35	¢	NM
Aircraft fuel cost per gallon	$1.96		$4.08		(52.0)		$1.82		$3.53		(48.4)		$2.14		65.0
Economic fuel cost per gallon	$2.32		$2.58		(10.1)		$2.07		$3.05		(32.1)		$2.28		33.8
Fuel gallons (000,000)	15.0		14.8		1.4		60.1		66.9		(10.2)		64.8		3.2
Average number of full-time equivalent employees	3,275		3,466		(5.5)		3,308		3,699		(10.6)		3,897		(5.1)
Aircraft utilization (blk hrs/day)	8.1		8.0		1.3		8.3		8.3		-		8.6		(3.5)
Average aircraft stage length (miles)	330		315		4.8		327		322		1.6		351		(8.3)
Operating fleet at period-end	58		59		(1	) a/c	58		59		(1	) a/c	70		(11	) a/c

NM = Not Meaningful

HORIZON AIR

Horizon reported income before income taxes of $22.8 million in 2009 compared to a loss of $55.8 million in 2008.  The improvement is primarily due to declines in aircraft fuel costs and non-fuel operating expenses, partially offset by a $79.5 million decline in operating revenues.

Excluding the items noted in the table below, Horizon would have reported income before income taxes of $7.7 million in 2009 compared to a loss before income taxes of $10.4 million in 2008.  See the previous discussion under “Adjusted Non-GAAP Earnings and Per-Share Amounts” for additional information about these non-GAAP measures.

	Year Ended December 31
(in millions)	2009	2008
Income (loss) before income taxes, excluding items below	$7.7	$(10.4)
Fleet transition costs – CRJ-700	--	(13.5)
Mark-to-market fuel hedge adjustments	15.1	(23.4)
Realized losses on hedge portfolio restructuring	--	(8.5)

Income (loss) before income taxes as reported	$22.8	$(55.8)

HORIZON REVENUES

During 2009, operating revenues decreased 10.8% compared to 2008.  Horizon’s passenger revenues are summarized in the following table:

(dollars in millions)	Years Ended December 31
	2009		2008
	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$381.9	59	$429.2	61
Revenue from capacity purchase arrangements (CPA) with Alaska	261.7	41	293.7	39

Total passenger revenue and % of ASMs	$643.6	100%	$722.9	100%

Line-of-business information is presented in the table below. In the CPA, Horizon is insulated from market revenue factors and is guaranteed contractual revenue amounts based on operational capacity. As a result, yield and load factor information for the CPA arrangement are not presented.

	Year Ended December 31, 2009
	Capacity and Mix			Load Factor		Yield			RASM
	Actual (in millions)	% Change Y-O-Y	Current % Total	Actual	Point Change Y-O-Y	Actual		% Change Y-O-Y	Actual		% Change Y-O-Y
Brand Flying	1,927	(13.2)	59	72.4%	1.3	27.36	¢	0.6	20.38	¢	2.8
Alaska CPA	1,365	(2.2)	41	NM	NM	NM		NM	19.17	¢	(8.9)

System Total	3,292	(9.0)	100	73.1%	0.2	26.73	¢	(2.6)	19.88	¢	(2.0)

NM	= Not meaningful

Passenger revenue from Horizon brand flying fell $47.3 million, or 11.0%, on a 13.2% reduction in brand capacity, partially offset by a 2.8% improvement in unit revenue. The increase in unit revenue is due to the slight improvements in both load factor and ticket yield.

Revenue from CPA flying performed on behalf of Alaska totaled $261.7 million during 2009 compared to $293.7 million during 2008. The decrease is primarily due to a 2.2% reduction in capacity provided under this arrangement and a significant decline in the associated fuel cost, which is reimbursed by Alaska. This revenue is eliminated in consolidation.

HORIZON EXPENSES

Total operating expenses decreased $161.1 million, or 20.8%, as compared to 2008.  The sharp decline in fuel costs was the primary driver of the overall decrease.  Significant period-over-period changes in the components of operating expenses are as follows.

Wages and Benefits

Wages and benefits declined $8.9 million, or 4.6%, compared to 2008.  The primary components of wages and benefits are shown in the following table:

	Years Ended December 31
(in millions)	2009	2008	% Change
Wages	$132.3	$142.2	(7.0)
Medical benefits	20.6	19.5	5.6
Other benefits and payroll taxes	32.3	32.4	(0.3)

Total wages and benefits	$185.2	$194.1	(4.6)

Wages declined 7% primarily as a result of a 10.6% decline in the number of full-time equivalent employees, partially offset by slightly higher wages per employee.  The increase in average wages per employee is due to a higher average employee seniority level as recent furloughs have involved less senior employees.

We expect wages and benefits will be lower in 2010 than in 2009, due to fewer FTEs as we see the full-year impact of 2009 furloughs and transitions of employees to Alaska as part of the shared services effort.  We also have a number of productivity enhancement goals for 2010.

Variable Incentive Pay

Variable incentive pay expense increased to $14.4 million during 2009 from $5.6 million in 2008, of which $8.6 million and $1 million was related to PBP in 2009 and 2008, respectively.  Variable pay increased for the same performance reasons cited in the Alaska discussion and the addition of Horizon’s flight attendants and non-represented employees into Air Group’s PBP plan.

If we achieve targets set by the board and assuming no change in the participating employee groups, PBP expense in 2010 will be approximately $5 million and aggregate incentive pay for all plans will be approximately $10 million, compared to $14.4 million in 2009.

Aircraft Fuel

Aircraft fuel declined $126.9 million, or 53.8%, compared to the same period in 2008. The elements of the change are illustrated in the following table:

	Years Ended December 31
(in millions, except per-gallon amounts)	2009	2008	% Change
Fuel gallons consumed	60.1	66.9	(10.2)
Raw price per gallon	$1.90	$3.36	(43.5)

Total raw fuel expense	$113.9	$225.0	(49.4)

Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(4.8)	11.0	NM

Aircraft fuel expense	$109.1	$236.0	(53.8)

NM	= Not meaningful

The 10.2% reduction in gallons consumed is primarily a function of the capacity reductions in 2009 compared to the prior year.

The raw fuel price per gallon declined by 43.5% as a result of the drop in crude oil prices and refining margins.

Our economic fuel expense is calculated as follows:

	Years Ended December 31
(in millions, except per-gallon amounts)	2009	2008	% Change
Raw fuel expense	$113.9	$225.0	(49.4)
Plus or minus: net of cash received from settled hedges and premium expense recognized	10.3	(20.9)	NM

Economic fuel expense	$124.2	$204.1	(39.1)

Fuel gallons consumed	60.1	66.9	(10.2)

Economic fuel cost per gallon	$2.07	$3.05	(32.1)

NM	= Not meaningful

The total net expense recognized for hedges that settled during the period was $10.3 million in 2009, compared to a net cash benefit of $20.9 million in 2008.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement.

We currently expect our economic fuel price per gallon will be about $2.29 in the first quarter of 2010.

Aircraft Maintenance

Aircraft maintenance expense decreased $5.0 million, or 8.6%, primarily as a result of fewer scheduled maintenance events and cost savings from process improvement initiatives.

We expect maintenance costs will increase in 2010 primarily due to the timing of maintenance events.  We are working on certain initiatives designed to mitigate these increases over the long-term while maintaining our focus on a safe, compliant and reliable operation.

Aircraft Rent

Aircraft rent expense declined $12.2 million, or 21.4%, as a result of the complete transition out of the Q200 fleet, all of which were leased, and the sublease of two CRJ-700 aircraft in late 2008.

We expect aircraft rent will be flat in 2010 as compared to 2009 unless we are able to remarket CRJ aircraft.

Selling Expenses

Selling expenses declined $4.0 million, or 12.9%, compared to the prior year as a result of lower credit card and travel agency commissions and lower ticket distribution costs due to the decline in passenger traffic.

We expect selling expenses to be flat in 2010 compared to 2009 on our expectation of flat capacity for the year.

Other Operating Expenses

Other operating expenses declined $3.3 million, or 7.7%, compared to 2008.  The decline is primarily driven by a reduction in non-wage passenger remuneration costs and flight crew-related costs such as hotels and per-diems.

Fleet Transition Costs

Fleet transition costs associated with the removal of Q200 aircraft from the operating fleet were $8.8 million during 2009 compared to $10.2 million in 2008.  All Q200 aircraft have been removed from the operating fleet.  Should we decide to restructure the sublease for the 16 Q200 currently subleased to a third-party carrier, we will likely have future charges associated with any transaction.  At this time, we are unable to estimate the timing or the amount of any future charges.

During 2008, as a result of our decision to retire the CRJ-700 fleet earlier than expected, we recorded a $5.5 million impairment charge associated with the two owned CRJ-700 aircraft and related spare parts, $6.7 million associated with a net loss on the sublease arrangement for two leased CRJ-700 aircraft, and a $1.3 million severance charge associated with the fleet reduction.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Years Ended December 31
	2009		2008		%Change
Total operating expenses per ASM (CASM)	18.64	¢	21.42	¢	(13.0)
CASM includes the following components:
Fuel costs per ASM	3.31	¢	6.53	¢	(49.3)
CRJ-700 fleet transition costs per ASM	---		0.37	¢	NM
CASM, excluding fuel and noted items	15.33	¢	14.52	¢	5.5
Q200 fleet transition costs per ASM	0.27	¢	0.28	¢	NM

NM	= Not meaningful

We currently forecast our costs per ASM excluding fuel and other special items for the first quarter and full year of 2010 to be down 1% and 3%, respectively, compared to 2009.  Historical cost per ASM excluding fuel and other special items can be found in Item 6. “Selected Consolidated Financial and Operating Data.”

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $64.5 million in 2009 compared to $41.0 million in 2008.  Interest income declined $9.8 million compared to 2008 primarily as a result of lower average portfolio returns, partially offset by a higher average balance of cash and marketable securities.  Interest expense declined $1.8 million on lower average interest rates on our variable-rate debt on a relatively stable average debt balance.  Capitalized interest was $15.6 million lower than in 2008 because of lower advance aircraft purchase deposits and the deferred future aircraft deliveries.

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)

Our consolidated effective income tax rate on pretax income or loss for 2009 was 40.1%, compared to 36.3% for 2008.  The difference between the effective tax rates for both periods and our marginal tax rate of approximately 37.8% is primarily the magnitude of nondeductible expenses, such as employee per-diem costs and stock-based compensation expense recorded for certain stock awards.

Our effective tax rate can vary significantly between quarters and for the full year, depending on the magnitude of non-deductible expenses in proportion to pretax results.

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

As shown in the table below, excluding these items, our consolidated net income for 2008 was $4.4 million, or $0.12 per diluted share, compared to $91.6 million, or $2.26 per diluted share, in 2007.  See previous discussion under “Adjusted Non-GAAP Earnings and Per-Share Amounts” for additional information about these non-GAAP measures.

	Years Ended December 31
	2008		2007
(in millions except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS, excluding items below	$4.4	$0.12	$91.6	$2.26
Change in Mileage Plan terms, net of tax	26.5	0.73	--	--
Restructuring charges, net of tax	(8.1)	(0.22)	--	--
Fleet transition costs – MD-80, net of tax	(29.8)	(0.82)	--	--
Fleet transition costs – CRJ-700, net of tax	(8.4)	(0.23)	--	--
Mark-to-market fuel hedge adjustments, net of tax	(89.2)	(2.46)	32.7	0.81
Realized losses on hedge portfolio restructuring, net of tax	(31.3)	(0.86)	--	--

Net income and diluted EPS as reported	$(135.9)	$(3.74)	$124.3	$3.07

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

Operating Revenue—Mainline

Mainline passenger revenue increased 3.8% on flat capacity and a 3.7% increase in passenger revenues per available seat mile (PRASM). The increase in mainline PRASM was the result of a 2.3% increase in yields and a 1.1-point increase in load factor compared to the prior-year period. An increase in Mileage Plan redemption revenue and higher ancillary fee revenue contributed significantly to the increase in yields compared to 2007.

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

Passenger Revenue—Purchased Capacity

Passenger revenue—purchased capacity increased by $19.4 million over the same period in 2007 because of a 5.7% increase in unit revenues on relatively flat capacity. Unit revenues increased due to a 6.8% increase in yields, offset by a 0.7-point decline in load factors compared to 2007.

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

Wages and Benefits

Wages and benefits decreased during the full year of 2008 by $11.2 million, or 1.5%, primarily as a result of lower defined-benefit pension costs, reduced overtime, and a 0.5% decrease in full-time equivalent employees compared to 2007.

Variable Incentive Pay

Variable incentive pay for 2008 increased $2.3 million or 17.0%, compared to 2007. The increase is primarily due to higher payouts under our Operational Performance Reward program, offset by lower overall payouts in our profit-sharing plans due to the decline in profitability from 2007.

Aircraft Fuel

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

During 2008, we recorded significant mark-to-market losses, reflecting a steep decline in the value of our fuel hedge portfolio as fuel prices declined sharply late in the year. During 2007, we recorded mark-to-market gains, reflecting an increase in the value of our fuel hedge portfolio between December 31, 2006 and December 31, 2007.

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

The total net cash benefit from hedges that settled during 2008, excluding hedges that were terminated early, increased by $56.9 million to $101.8 million compared to 2007. This increase was primarily due to the record high crude oil prices during 2008.

As part of our effort to restructure our fuel-hedge portfolio in 2008, we terminated a number of contracts originally scheduled to settle in 2009 and 2010 and replaced them with new positions having lower average strike prices. As a result, we realized losses of approximately $41.5 million, representing the difference between the original premiums paid for those contracts when purchased and the amount of cash received from the counterparty on termination of the contracts.

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

Depreciation and Amortization

Depreciation and amortization increased $23.6 million, or 16.6%, compared to 2007 as a result of the delivery of 11 B737-800 aircraft in 2008.

Other Operating Expenses

Other operating expenses increased primarily because of higher personnel and crew costs, property taxes, and legal fees, partially offset by a decline in passenger remuneration costs stemming from our improved operational performance.

Restructuring Charges and Fleet Transition Costs

In the third quarter of 2008, we announced reductions in work force among union and non-union employees, resulting in a $12.9 million charge associated with severance payments and continued medical coverage

During 2008, we retired four MD-80 aircraft that were under long-term lease arrangements and placed them in temporary storage at an aircraft storage facility. The $47.5 million charge in the period represented the remaining lease payments under the lease contract at that time and our estimate of maintenance costs that will be incurred in the future to meet the minimum return conditions under the lease requirements.

Mainline Operating Costs per Available Seat Mile (CASM)

Our mainline operating costs per mainline ASM are summarized below:

	Years Ended December 31
	2008		2007		% Change
Total mainline operating expenses per ASM (CASM)	12.54	¢	10.55	¢	18.9
CASM includes the following components:
Aircraft fuel costs per ASM	4.80	¢	3.05	¢	57.4
Restructuring costs per ASM	0.05	¢	—		NM
Fleet transition charges per ASM	0.20	¢	—		NM
CASM, excluding fuel and noted items	7.49	¢	7.50	¢	(0.1)

NM	= Not meaningful

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

HORIZON REVENUES

In 2008, operating revenues increased $15.5 million, or 2.2%, compared to 2007. Horizon’s passenger revenues are summarized in the following table:

	Years Ended December 31
	2008		2007
(dollars in millions)	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$429.2	61	$391.3	52
Revenue from CPA with Alaska	293.7	39	283.4	35
Revenue from CPA with Frontier JetExpress	—	—	34.5	13

Total passenger revenue and % of ASMs	$722.9	100%	$709.2	100%

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

Aircraft Fuel

Aircraft fuel expense increased $97.2 million, or 70.0%, compared to 2007. The elements of the change are illustrated in the following table:

	Years Ended December 31
(in millions, except per-gallon amounts)	2008	2007	% Change
Fuel gallons consumed	66.9	64.8	3.2
Raw price per gallon	$3.36	$2.41	39.4

Total raw fuel expense	$225.0	$156.2	44.0

Impact on fuel expense from (gains) and losses arising from fuel- hedging activities	11.0	(17.4)	NM

Aircraft fuel expense	$236.0	$138.8	70.0

NM	= Not meaningful

The 3.2% increase in consumption was driven by the elimination of Frontier JetExpress flying in 2007. As those aircraft were redeployed into the Horizon fleet, Horizon began purchasing the fuel, whereas under the JetExpress arrangement, fuel was purchased by Frontier. Offsetting these increases in fuel consumption was the decline in system capacity, which led to lower fuel consumption. Additionally, we have had improved fuel efficiency of our fleet resulting from new Q400 aircraft deliveries as they replaced outgoing Q200 aircraft.

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

The total net cash benefit from hedges that settled during 2008, excluding hedges that were terminated early, increased by $12.4 million to $20.9 million compared to 2007. This increase was primarily due to the record-high crude oil prices during the year.

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

As noted earlier, we recorded a $13.5 million charge in 2008 associated with the decision to retire the CRJ-700 fleet earlier than expected.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Years Ended December 31
	2008		2007		% Change
Total operating expenses per ASM (CASM)	21.42	¢	18.07	¢	18.5
CASM includes the following components:
Fuel costs per ASM	6.53	¢	3.49	¢	87.1
CRJ-700 fleet transition costs per ASM	0.37	¢	—		NM
CASM, excluding fuel and noted items	14.52	¢	14.58	¢	(0.4)
Q200 fleet transition costs per ASM	0.28	¢	0.35	¢	NM

NM	= Not meaningful

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

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)

Our consolidated effective income tax rate on income (loss) before income taxes for 2008 was 36.3% compared to an effective income tax rate of 38.0% in 2007. The effective rate for 2007 was positively impacted by $2.1 million in credits resulting from a favorable outcome of the state income tax matters referred to in Note 11. Excluding this benefit, our effective tax rate would have been 39.0%. The difference between the effective tax rates for both periods and our marginal tax rate in 2008 of approximately 37.5% is primarily the magnitude of nondeductible expenses, such as employee per-diem costs and stock-based compensation expense recorded for certain stock awards.

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

Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties and that potentially may result in materially different results under varying assumptions and conditions. Management has identified the following critical accounting estimates and has discussed the development, selection and disclosure of these policies with our audit committee.

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

At December 31, 2009, we had approximately 116 billion miles outstanding, resulting in an aggregate liability and deferred revenue balance of $691.7 million. Both the liability and the deferred revenue are determined based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption could greatly affect the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

1. The rate at which we defer sales proceeds from sold miles:

We defer an amount that represents our estimate of the fair value of a free travel award by looking to the sales prices of comparable paid travel. As fare levels change, our deferral rate changes, resulting in the recognition of a higher or lower portion of the cash proceeds from the sale of miles as commission revenue in any given quarter Because of the change in our award structure in 2008 whereby more miles are required to redeem an award, the estimated fair value of each mile sold is lower. This results in a lower amount deferred for future travel and a higher amount recorded as commission income currently.

2. The number of miles that will not be redeemed for travel (breakage):

Members may not reach the mileage threshold necessary for a free ticket, and outstanding miles may not always be redeemed for travel. Therefore, based on the number of Mileage Plan accounts and the miles in the accounts, we estimate how many miles will never be used (“breakage”), and reduce the liability associated with those miles. Our estimates of breakage consider activity in our members’ accounts, account balances, and other factors. We believe our breakage assumptions are reasonable in light of historical experience and future expectations. A hypothetical 1.0% change in our estimate of breakage (currently 12% in the aggregate) has approximately a $7.2 million effect on the liability. Actual breakage could differ significantly from our estimates.

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

We regularly review significant Mileage Plan assumptions and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

PENSION PLANS

Accounting rules require recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plans as an asset or liability in the financial statements and requires recognition of the funded status in other comprehensive income. Pension expense is recognized on an accrual basis over employees’ approximate service periods and is generally independent of funding decisions or requirements. We recognized expense for our qualified defined-benefit pension plans of $93.0 million, $48.0 million, and $62.6 million in 2009, 2008, and 2007, respectively. We expect the 2010 expense to be approximately $51 million, which is significantly lower than the amount recognized in 2009.  The decline is primarily due to the improvement in the market values of the pension assets in 2009, nearly $150 million of funding in 2009, and the movement of disability retirement from the pilot pension plan to a separate long-term disability plan.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Pension expense increases as the expected rate of return on pension plan assets decreases. As of December 31, 2009, we estimate that the pension plan assets will generate a long-term rate of return of 7.75%. This rate was developed using historical data, the current value of the underlying assets, as well as long-term inflation assumptions. We regularly review the actual asset allocation and periodically rebalance investments as appropriate. This expected long-term rate of return on plan assets at December 31, 2009 is based on an allocation of U.S. and non-U.S. equities and U.S. fixed-income securities. Decreasing the expected long-term rate of return by 0.5% (from 7.75% to 7.25%) would increase our estimated 2010 pension expense by approximately $4.5 million.

Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.85% and 6.20% at December 31, 2009 and 2008, respectively. The discount rate at December 31, 2009 was determined using current rates earned on high-quality long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. Decreasing the discount rate by 0.5% (from 5.85% to 5.35%) would increase our projected benefit obligation at December 31, 2009 by approximately $89.1 million and increase estimated 2010 pension expense by approximately $8.3 million.

All of our defined-benefit pension plans are now closed to new entrants with the ratification of the new Alaska pilot collective bargaining agreement in 2009.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict what these factors will be in the future.

LONG-LIVED ASSETS

As of December 31, 2009, we had approximately $3.2 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, changes in fleet plans, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, management decisions regarding the future use of the assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.

In 2007, Horizon announced plans to phase out its remaining leased Q200 aircraft. All of these aircraft were leased under operating lease agreements. As a result of this decision, we reassessed the depreciable lives and salvage values of the related rotable and repairable Q200 parts and, as such, have depreciated these parts down to their estimated salvage value. We are in the process of disposing of these parts.

In 2008, Horizon announced plans to ultimately exit its CRJ-700 fleet and transition to an all-Q400 fleet, dependent on the ability to remarket the CRJ-700 aircraft. As a result of the decision, we determined that the two owned CRJ-700s were impaired and recorded an impairment charge on the aircraft and their related spare parts of $5.5 million in 2008 to reduce the carrying value of these assets to their estimated fair value. We have reassessed the depreciable lives and salvage values of the two owned aircraft and the related spare parts and are depreciating those assets over their remaining estimated useful lives.

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

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

New accounting standards on “Revenue Arrangements with Multiple Deliverables” were issued in September 2009 and update the current guidance pertaining to multiple-element revenue arrangements.  This new guidance will be effective for our annual reporting period beginning January 1, 2011.  We are currently evaluating the impact of this new standard on our financial position, results of operations, cash flows, and disclosures.

LIQUIDITY AND CAPITAL RESOURCES

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

Because of the severe economic uncertainty in the early part of 2009 and the volatility of fuel prices in recent years, we intentionally increased our balance of cash and marketable securities to current levels. As the economic climate stabilizes, we will likely seek to reduce our cash and marketable securities to 25% to 30% of revenues over the next 24 months, either through debt repayment, further share repurchases, or pension funding. We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

We believe that our current cash and marketable securities balance of $1.2 billion combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations for at least the next 12 months and would continue to be sufficient if we reduce our cash balance as described above.

In our cash and marketable securities portfolio, we invest only in U.S. government securities, asset-backed obligations and corporate debt securities. We do not invest in equities or auction-rate securities. As of December 31, 2009, we had a $14.0 million net unrealized gain on our $1.2 billion cash and marketable securities balance.
Our overall investment strategy for our marketable securities portfolio has a primary goal of maintaining and securing its investment principal. Our investment portfolio is managed by reputable financial institutions and continually reviewed to ensure that the investments are aligned with our strategy.

The table below presents the major indicators of financial condition and liquidity.

(in millions, except per-share and debt-to-capital amounts)	December 31, 2009	December 31, 2008	Change
Cash and marketable securities	$1,192.1	$1,077.4	$114.7
Cash and marketable securities as a percentage of last twelve months revenue	35%	29%	6 pts
Long-term debt, net of current portion	1,699.2	1,596.3	102.9
Shareholders’ equity	872.1	661.9	210.2
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	76%:24%	81%:19%	(5) pts

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

During 2009, net cash provided by operating activities was $305.3 million, compared to $164.3 million during 2008. The $141.0 million increase was primarily driven by the significant decline in fuel costs compared to the prior year, partially offset by lower revenues and a supplementary $100 million contribution to our pension plans in December 2009.

We typically generate positive cash flows from operations, but historically have consumed substantially all of that cash plus additional debt proceeds for capital expenditures and debt payments.  In 2010, however, we anticipate much lower capital expenditures than in the past few years and may choose to use our operating cash flow to pay down debt, provide more funding to our pension plans,  repurchase our common stock, or a combination thereof.

Cash Used in Investing Activities

Our investing activities are primarily made up of capital expenditures associated with our fleet transitions and, to a lesser extent, purchases and sales of marketable securities. Cash used in investing activities was $657.4 million during 2009, compared to $581.3 million in 2008. Our capital expenditures increased by $25.6 million as a result of the purchase of ten B737-800s and five Q400s in 2009, versus the purchase of 11 B737-800s and two Q400s in 2008.

We currently expect capital expenditures to be approximately $207 million (of which $122 million is expected to be aircraft-related) during 2010 as we take delivery of four new B737-800s and begin work on an airport terminal move at Los Angeles International airport.

Cash Provided by Financing Activities

We finance a large portion of our capital spending with debt financing. Net cash provided by financing activities was $233.2 million during 2009 compared to $495.8 million during 2008. We completed sale-leaseback transactions on six B737-800 aircraft for net proceeds of $230 million, and we received debt proceeds of $10.4 million from our pre-delivery payment facility and $264.6 million for five new Q400 aircraft and six new B737-800 aircraft.  Offsetting these proceeds were long-term debt payments of $135.7 million, $50.3 million of payments on our pre-delivery payment facility, and a $75 million payment on our bank line-of-credit facility.  Additionally, we repurchased $23.8 million of our common stock in 2009, compared to a $48.9 million repurchase in 2008.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, along with additional debt financing if necessary.

Bank Line-of-Credit Facility

Alaska has a $185 million variable-rate credit facility that expires in March 2010. The facility has a requirement for us to maintain a minimum unrestricted cash and marketable securities balance of $500 million. There is no outstanding balance on this facility at December 31, 2009. We are working to renew this facility and believe we can do so at terms that will be acceptable to us.  See Note 6 in the consolidated financial statements for further discussion.

Pre-delivery Payment Facility

Alaska’s $80 million variable-rate revolving loan facility expiring in August 2011 is available to provide a portion of the pre-delivery funding requirements of Alaska’s purchase of Boeing 737-800 aircraft under the current aircraft purchase agreement. As of December 31, 2009, there were no outstanding borrowings under this facility. See Note 6 in the consolidated financial statements for further discussion.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Aircraft Purchase Commitments

In April 2009, Alaska entered into an agreement with Boeing to defer the delivery of a number of B737-800 aircraft and agreed to purchase an additional four aircraft to be delivered in 2014 and 2015.  In July 2009, Horizon entered into an agreement with Bombardier to defer all remaining 2010 and 2011 Q400 deliveries to 2012 and 2013.

Given the revised delivery schedules noted above, at December 31, 2009, we had firm orders to purchase 23 aircraft requiring future aggregate payments of approximately $588.8 million, as set forth below. Alaska has options to acquire 40 additional B737s and Horizon has options to acquire 10 Q400s.

The following table summarizes aircraft purchase commitments and payments by year, as of December 31, 2009:

Aircraft	Delivery Period - Firm Orders
	2010	2011	2012	2013	Beyond 2013	Total
Boeing 737-800	4	3	2	2	4	15
Bombardier Q400	-	-	4	4	-	8
Total	4	3	6	6	4	23

Payments (millions)*	$121.0	$91.0	$144.7	$143.0	$89.1	$588.8

*	Includes pre-delivery payments to Boeing and Bombardier as well as final aircraft payments.

We expect to pay for the four B737-800 aircraft deliveries in 2010 with cash on hand.  We expect to pay for firm orders beyond 2010 and the option aircraft, if exercised, through internally generated cash, long-term debt, or operating lease arrangements.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2009.

						Beyond
(in millions)	2010	2011	2012	2013	2014	2014	Total
Current and long-term debt obligations (excluding the pre- delivery payment facility)	$156.0	$191.5	$236.3	$195.8	$162.6	$913.0	$1,855.2
Operating lease commitments (1)	234.2	200.9	199.9	156.6	139.3	425.4	1,356.3
Aircraft purchase commitments	121.0	91.0	144.7	143.0	56.2	32.9	588.8
Interest obligations (2)	100.6	99.4	88.6	73.3	61.8	184.0	607.7
Other obligations (3)	65.3	51.9	52.2	42.2	54.3	--	265.9

Total	$677.1	$634.7	$721.7	$610.9	$474.2	$1,555.3	$4,673.9

(1)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. The aircraft operating leases include lease obligations for three leased MD-80 aircraft and 16 leased Q200 aircraft, all of which are no longer in our operating fleets.  We have accrued for these leases commitments based on their discounted future cash flows as we remain obligated under the existing lease contracts on these aircraft.

(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of December 31, 2009.
(3)	Includes minimum obligations under our long-term power-by-the-hour maintenance agreements for all B737 engines other than the B737-800.

Pension Obligations

The table above excludes contributions to our various pension plans, which could be approximately $45 million to $75 million per year based on our historical funding practice, although there is no minimum required contribution in 2010. With the recent volatility in market values, the fair value of plan assets has fluctuated significantly in the past two years.  In 2009, our plan assets recovered some of the value lost with the market declines in 2008.  As a result of the partial value recovery and a supplemental $100 million contribution to the plan in December 2009, the unfunded liability for our qualified defined-benefit pension plans was $272.9 million at December 31, 2009 compared to $444.9 million at December 31, 2008. This results in a 76.9% funded status on a projected benefit obligation basis compared to 59.4% funded as of December 31, 2008.

Credit Card Agreements

We have agreements with a number of credit card companies to process the sale of tickets and other services. Under these agreements, there are material adverse change clauses that, if triggered, could result in the credit card companies holding back a reserve from our credit card receivables. Under one such agreement, we could be required to maintain a reserve if our credit rating is downgraded to or below a rating specified by the agreement. Under another such agreement, we would be obligated to maintain a reserve if our cash balance fell below $350 million. We are not currently required to maintain any reserve under these agreements, but if we were, our financial position and liquidity could be materially harmed.

EFFECT OF INFLATION AND PRICE CHANGES

Inflation and price changes other than for aircraft fuel do not have a significant effect on our operating revenues, operating expenses and operating income.

RETURN ON INVESTED CAPITAL

We strive to provide a return to our investors that exceeds the cost of the capital employed in our business. Our target return on invested capital (ROIC) is 10%. We have not historically reached this threshold, nor did we in the periods presented in this report. However, our strategic plan is built on the premise of providing an appropriate return to all capital providers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have interest-rate risk on our variable-rate debt obligations and our available-for-sale marketable investment portfolio, and commodity-price risk in jet fuel required to operate our aircraft fleet. We purchase the majority of our jet fuel at prevailing market prices and seek to manage market risk through execution of our hedging strategy and other means. We have market-sensitive instruments in the form of fixed-rate debt instruments, and financial derivative instruments used to hedge our exposure to jet-fuel price increases and interest-rate increases. We do not purchase or hold any derivative financial instruments for trading purposes.

Market Risk – Aircraft Fuel

Currently, our fuel-hedging portfolio consists of crude oil call options and jet fuel refining margin swap contracts. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices, as there is no downward exposure other than the premiums that we pay to enter into the contracts. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2009 would increase or decrease the fair value of our crude oil hedge portfolio by approximately $40.6 million and $35.6 million, respectively.

Our portfolio of fuel hedge contracts was worth $115.9 million at December 31, 2009, for which we have paid $88.9 million of premiums to counterparties, compared to a portfolio value of $28.3 million at December 31, 2008. We do not have any collateral held by counterparties to these agreements as of December 31, 2009.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 3 to our consolidated financial statements.

Financial Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2009 would correspondingly change our net earnings and cash flows associated with these items by approximately $1.1 million. In order to help mitigate the risk of interest rate fluctuations, we have fixed the interest rates on certain existing variable-rate debt agreements over the past several years. Our variable-rate debt is approximately 22% of our total long-term debt at December 31, 2009 compared to 21% at December 31, 2008.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2009, interest income would increase by approximately $11.4 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
(in millions, except per share)	2009	2008	2009	2008	2009	2008	2009	2008
Operating revenues	$742.4	$839.5	$843.9	$930.8	$967.4	$1,065.2	$846.1	$827.1
Operating income (loss)	(11.9)	(52.0)	66.7	106.5	159.8	(120.0)	52.8	(106.7)
Net income (loss)	(19.2)	(37.3)	29.1	63.1	87.6	(86.5)	24.1	(75.2)
Basic earnings (loss) per share:
Net income (loss)*	(0.53)	(1.01)	0.80	1.75	2.48	(2.40)	0.68	(2.08)
Diluted earnings (loss) pershare:
Net income (loss)*	(0.53)	(1.01)	0.79	1.74	2.46	(2.40)	0.67	(2.08)

*	For earnings per share, the sum of the quarters will not equal the total for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alaska Air Group, Inc.:

We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth thereon.

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (included in FASB ASC Topic 320, Investments-Debt and Equity Securities) and the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (included in FASB ASC Topic 960, Plan Accounting – Defined Benefit Pension Plans), effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 18, 2010

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$164.2	$283.1
Marketable securities	1,027.9	794.3
Total cash and marketable securities	1,192.1	1,077.4
Receivables - less allowance for doubtful accounts of $1.5	111.8	116.7
Inventories and supplies - net	45.8	51.9
Deferred income taxes	120.3	164.4
Fuel hedge contracts	65.1	16.5
Prepaid expenses and other current assets	99.2	82.0
Total Current Assets	1,634.3	1,508.9

Property and Equipment
Aircraft and other flight equipment	3,660.1	3,431.0
Other property and equipment	631.3	608.6
Deposits for future flight equipment	215.5	309.8
	4,506.9	4,349.4
Less accumulated depreciation and amortization	1,339.0	1,181.7
Total Property and Equipment - Net	3,167.9	3,167.7

Fuel Hedge Contracts	50.8	35.9

Other Assets	132.0	123.1

Total Assets	$4,985.0	$4,835.6
See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS – (continued)

As of December 31 (in millions except share amounts)	2009	2008
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$63.3	$59.6
Accrued aircraft rent	54.0	64.4
Accrued wages, vacation and payroll taxes	155.4	119.5
Other accrued liabilities	463.3	475.4
Air traffic liability	366.3	372.7
Fuel hedge contracts liability	-	24.1
Current portion of long-term debt	156.0	244.9
Total Current Liabilities	1,258.3	1,360.6

Long-Term Debt, Net of Current Portion	1,699.2	1,596.3
Other Liabilities and Credits
Deferred income taxes	151.1	36.7
Deferred revenue	438.1	421.3
Obligation for pension and postretirement medical benefits	421.0	584.7
Other liabilities	145.2	174.1
	1,155.4	1,216.8
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	-	-
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2009 - 35,843,092 shares
2008 - 43,171,404 shares	35.8	43.2
Capital in excess of par value	767.0	915.0
Treasury stock (common), at cost: 2009 - 252,084 shares
2008 - 6,896,506 shares	(5.7)	(161.4)
Accumulated other comprehensive loss	(240.0)	(328.3)
Retained earnings	315.0	193.4
	872.1	661.9
Total Liabilities and Shareholders' Equity	$4,985.0	$4,835.6

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions except per share amounts)	2009	2008	2007

Operating Revenues
Passenger	$3,092.1	$3,355.8	$3,236.5
Freight and mail	95.9	103.6	97.8
Other - net	211.8	160.9	171.7
Change in Mileage Plan terms	-	42.3	-
Total Operating Revenues	3,399.8	3,662.6	3,506.0

Operating Expenses
Wages and benefits	988.1	943.7	959.0
Variable incentive pay	76.0	21.4	20.8
Aircraft fuel, including hedging gains and losses	658.1	1,398.4	876.3
Aircraft maintenance	223.1	208.8	241.8
Aircraft rent	153.7	163.1	178.4
Landing fees and other rentals	223.2	223.7	226.0
Contracted services	150.6	166.1	160.6
Selling expenses	131.8	147.1	160.5
Depreciation and amortization	219.2	204.6	177.4
Food and beverage service	50.1	50.9	49.7
Other	213.9	222.9	230.5
New pilot contract transition costs	35.8	-	-
Restructuring charges	-	12.9	-
Fleet transition costs - MD-80	-	47.5	-
Fleet transition costs - CRJ-700	-	13.5	-
Fleet transition costs - Q200	8.8	10.2	14.1
Total Operating Expenses	3,132.4	3,834.8	3,295.1
Operating Income (Loss)	267.4	(172.2)	210.9

Nonoperating Income (Expense)
Interest income	32.6	42.4	53.9
Interest expense	(100.5)	(102.3)	(88.0)
Interest capitalized	7.6	23.2	27.8
Other - net	(4.2)	(4.3)	(4.1)
	(64.5)	(41.0)	(10.4)
Income (loss) before income tax	202.9	(213.2)	200.5
Income tax expense (benefit)	81.3	(77.3)	76.2
Net Income (Loss)	$121.6	$(135.9)	$124.3

Basic Earnings (Loss) Per Share:	$3.39	$(3.74)	$3.10
Diluted Earnings (Loss) Per Share:	$3.36	$(3.74)	$3.07
Shares used for computation:
Basic	35.815	36.343	40.125
Diluted	36.154	36.343	40.424
See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common		Capital in	Treasury	Accumulated Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(in millions)	Outstanding	Stock	Par Value	at Cost	Loss	Earnings	Total
Balances at December 31, 2006	40.294	$42.5	$880.8	$(50.4)	$(191.4)	$205.0	$886.5
2007 net income						$124.3	124.3
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					3.2
Reclassification to earnings					2.0
Income tax effect					(1.9)
					3.3		3.3
Related to employee benefit plans:
Pension liability adjustment, net of $29.6 tax effect					49.8		49.8

Postretirement medical liability adjustment, net of $2.5 tax effect					4.1		4.1

Officers supplemental retirement plan, net of $0.5 tax effect					0.9		0.9

Total comprehensive income							182.4

Purchase of treasury stock	(2.593)	-	-	(62.8)			(62.8)
Stock-based compensation	--	-	12.3	-			12.3
Treasury stock issued under stock plans	0.029	-	-	0.7			0.7
Stock issued for employee stock purchase plan	0.127	0.1	2.9	-			3.0
Stock issued under stock plans, including $0.4 tax benefit	0.194	0.2	3.1	-			3.3
Balances at December 31, 2007	38.051	$42.8	$899.1	$(112.5)	$(133.3)	$329.3	$1,025.4
2008 net loss						(135.9)	(135.9)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					(8.7)
Reclassification to earnings					(0.2)
Income tax effect					3.3
					(5.6)		(5.6)
Related to employee benefit plans:
Pension liability adjustment, net of $113.5 tax effect					(188.9)		(188.9)

Postretirement medical liability adjustment, net of $0.5 tax effect					(0.8)		(0.8)

Officers supplemental retirement plan, net of $0.1 tax effect					0.3		0.3

Total comprehensive loss							(330.9)

Purchase of treasury stock	(2.126)	-	-	(48.9)			(48.9)
Stock-based compensation	-	-	13.4	-			13.4
Treasury stock issued under stock plans	0.001	-	-	-			-
Stock issued for employee stock purchase plan	0.169	0.2	3.0	-			3.2
Stock issued under stock plans	0.180	0.2	(0.5)	-			(0.3)
Balances at December 31, 2008	36.275	$43.2	$915.0	$(161.4)	$(328.3)	$193.4	$661.9

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (continued)

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In millions)	Outstanding	Stock	Par Value	at Cost	Loss	Earnings	Total
Balances at December 31, 2008	36.275	$43.2	$915.0	$(161.4)	$(328.3)	$193.4	$661.9
2009 net income						121.6	121.6
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					20.4
Reclassification to earnings					(2.5)
Income tax effect					(6.7)
					11.2		11.2
Related to employee benefit plans:
Pension liability adjustment, net of $42.3 tax effect					71.9		71.9

Postretirement medical liability adjustment, net of $2.3 tax effect					3.9		3.9

Officers supplemental retirement plan, net of $0.2 tax effect					(0.2)		(0.2)

Related to interest rate derivative instruments:
Change in fair value					2.4
Income tax effect					(0.9)
					1.5		1.5
Total comprehensive income							209.9
Purchase of treasury stock	(1.325)			(23.8)			(23.8)
Stock-based compensation			11.9				11.9
Treasury stock issued under stock plans	0.069			1.5			1.5
Delisting of treasury shares		(7.9)	(170.1)	178.0			-
Stock issued for employee stock purchase plan	0.185	0.2	2.9				3.1
Stock issued under stock plans, including $0.3 million tax benefit	0.387	0.3	7.3				7.6
Balances at December 31, 2009	35.591	$35.8	$767.0	$(5.7)	$(240.0)	$315.0	$872.1

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$121.6	$(135.9)	$124.3
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Non-cash impact of pilot contract transition costs	15.5	-	-
Restructuring charges	-	12.9	-
Fleet transition costs, including impairment charge	8.8	71.2	14.1
Depreciation and amortization	219.2	204.6	177.4
Stock-based compensation	11.9	13.4	12.3
Changes in fair values of open fuel hedge contracts	(87.6)	84.2	(43.9)
Changes in deferred income taxes	84.1	(61.0)	60.7
(Increase) decrease in receivables - net	4.9	21.3	(3.8)
Increase in prepaid expenses and other current assets	(11.4)	(8.6)	(4.6)
Increase (decrease) in air traffic liability	(6.4)	8.2	52.4
Increase (decrease) in other current liabilities	8.1	(40.7)	26.0
Increase (decrease) in deferred revenue and other-net	(63.4)	(5.3)	67.1
Net cash provided by operating activities	305.3	164.3	482.0

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(367.2)	(317.1)	(737.6)
Other flight equipment	(30.6)	(56.5)	(46.0)
Other property and equipment	(40.6)	(39.2)	(50.8)
Total property and equipment additions	(438.4)	(412.8)	(834.4)
Proceeds from disposition of assets	6.7	9.6	63.4
Purchases of marketable securities	(942.6)	(766.0)	(1,149.3)
Sales and maturities of marketable securities	725.0	579.6	1,321.1
Restricted deposits and other	(8.1)	8.3	(2.6)
Net cash used in investing activities	(657.4)	(581.3)	(601.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	275.0	883.9	281.9
Proceeds from sale-leaseback transactions, net	230.0	-	-
Long-term debt payments	(261.0)	(343.2)	(132.2)
Purchase of treasury stock	(23.8)	(48.9)	(62.8)
Proceeds and tax benefit from issuance of common stock	13.0	4.0	6.5
Net cash provided by financing activities	233.2	495.8	93.4
Net change in cash and cash equivalents	(118.9)	78.8	(26.4)
Cash and cash equivalents at beginning of year	283.1	204.3	230.7
Cash and cash equivalents at end of year	$164.2	$283.1	$204.3

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$94.6	$71.0	$58.6
Income taxes	(8.8)	(0.6)	3.5

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alaska Air Group, Inc.
December 31, 2009

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

Nature of Operations

Alaska and Horizon operate as airlines. However, their business plans, competition, and economic risks differ substantially. For more detailed information about the Company’s operations, see Item 1. “Our Business” in this Form 10-K.

The Company’s operations and financial results are subject to various uncertainties, such as general economic conditions, volatile fuel prices, industry instability, intense competition, a largely unionized work force, the need to finance large capital expenditures and the related availability of capital, government regulation, and potential aircraft incidents.

Approximately 72% of Air Group’s employees are covered by collective bargaining agreements, including approximately 29% that are covered under agreements that are currently in negotiations or become amendable prior to December 31, 2010.

The airline industry is characterized by high fixed costs. Small fluctuations in load factors and yield (a measure of ticket prices) can have a significant impact on operating results. The Company has been and continues working to reduce unit costs to better compete with carriers that have lower cost structures.

Substantially all sales occur in the United States. See Note 13 for operating segment information and geographic concentrations.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market value. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $26.9 million and $14.1 million at December 31, 2009 and 2008, respectively, and is included in accounts payable.

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

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies-net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $26.0 million and $21.4 million at December 31, 2009 and 2008, respectively. Inventory and supplies-net also includes fuel inventory of $14.0 million and $15.9 million at December 31, 2009 and 2008, respectively. Repairable and rotable aircraft parts inventories are included in flight equipment.

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

As a result of the early retirement of the MD-80 and Q200 fleets, all remaining flight equipment of those fleets have been depreciated to their expected salvage values. The estimated useful lives are aligned with the fleet’s average expected retirement date.

“Related flight equipment” includes rotable and repairable spare inventories, which are depreciated over the associated fleet life unless otherwise noted.

Maintenance and repairs, other than engine maintenance on B737-400, -700 and -900 engines, are expensed when incurred. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Maintenance on B737-400, -700 and -900 engines is covered under power-by-the-hour agreements with third parties, whereby the Company pays a determinable amount, and transfers risk, to a third party.  The Company expenses the contract amounts based on engine usage.

The Company evaluates long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the total carrying amount of an asset or asset group may not be recoverable. The Company groups assets for purposes of such reviews at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of other groups of assets and liabilities. An impairment loss is considered when estimated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. If the asset or asset group is not considered recoverable, a write- down equal to the excess of the carrying amount over the fair value will be recorded. The Company determined that its two owned CRJ-700 aircraft and the fleet’s related spare parts were impaired during 2008. See Note 2 for further discussion of this impairment and other fleet transition costs.

Internally Used Software Costs

The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. The Company capitalized software development costs of $0.7 million, $1.0 million, and $3.0 million during the years ended December 31, 2009, 2008, and 2007, respectively.

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

Deferred Revenue

Deferred revenue results primarily from the sale of mileage credits. This revenue is recognized when award transportation is provided or over the term of the applicable agreement.

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

Leased Aircraft Return Costs

Cash payments associated with returning leased aircraft are accrued when it is probable that a cash payment will be made and that amount is reasonably estimable.  Any accrual is based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return will not be known with certainty until lease termination.

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $9.2 million and $14.2 million as of December 31, 2009 and December 31, 2008, respectively.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability until travel or date of expiration. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the Company’s historical data.

Passenger revenue also includes certain “ancillary” or non-ticket revenue such as reservations fees, ticket change fees, and baggage service charges.  These fees are recognized as revenue when the related services are provided.

Freight and mail revenues are recognized when service is provided.

Other--net revenues are primarily related to the Mileage Plan and they are recognized as described in the “Mileage Plan” paragraph below. Other—net also includes certain ancillary revenues such as on-board food and beverage sales, commissions from car and hotel vendors, travel insurance commissions.  These items are recognized as revenue when the services are provided.  Boardroom (airport lounges) memberships are recognized as revenue over the membership period.

Mileage Plan

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska or Horizon and through airline partners, the estimated cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are earned and accumulated.

Alaska also sells mileage credits to non-airline partners such as hotels, car rental agencies, a grocery store chain, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers the portion of the sales proceeds that represents the estimated fair value of the award transportation and recognizes that amount as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards redeemed and flown on Alaska or Horizon, and as other-net revenue for awards redeemed and flown on other airlines (less the cost paid to the other airline). The portion of the sales proceeds not deferred is recognized as commission income and included in other revenue-net in the consolidated statements of operations.

Alaska’s Mileage Plan deferred revenue and liabilities are included under the following consolidated balance sheet captions at December 31 (in millions):

Balance Sheet Captions	2009	2008
Current Liabilities:
Other accrued liabilities	$267.9	$280.4
Other Liabilities and Credits:
Deferred revenue	410.6	394.1
Other liabilities	13.2	15.9

Total	$691.7	$690.4

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, including $41.6 million and $43.4 million at December 31, 2009 and 2008, respectively, associated with Mileage Plan awards issued but not yet flown.

Alaska’s Mileage Plan revenue is included under the following consolidated statements of operations captions for the years ended December 31 (in millions):

	2009	2008	2007
Passenger revenues	$182.1	$144.2	$115.6
Other-net revenues	151.5	101.5	112.0
Change in Mileage Plan terms	—	42.3	—

Total Mileage Plan revenues	$333.6	$288.0	$227.6

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

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of Mileage Plan free travel awards, advertising, promotional costs, commissions, and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $16.8 million, $14.0 million, and $13.7 million during the years ended December 31, 2009, 2008, and 2007, respectively.

Capitalized Interest

Interest is capitalized on flight equipment purchase deposits as a cost of the related asset, and is depreciated over the estimated useful life of the asset. The capitalized interest is based on the Company’s weighted-average borrowing rate.

Derivative Financial Instruments

The Company accounts for financial derivative instruments as prescribed under the accounting standards for derivatives and hedging activity. See Note 3 and Note 12 for further discussion.

Income Taxes

The Company uses the asset and liability approach for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company accounts for unrecognized tax benefits in accordance with the accounting standards. See Note 11 for further discussion.

Taxes Collected from Passengers

Taxes collected from passengers, including sales taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the consolidated statements of operations.

Stock-Based Compensation

Accounting standards require companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. These standards apply to all stock awards that the Company grants to employees as well as the Company’s Employee Stock Purchase Plan (ESPP), which features a look-back provision and allows employees to purchase stock at a 15% discount. All stock-based compensation expense is recorded in wages and benefits in the consolidated statements of operations.

Accounting Pronouncements Adopted in 2009

Effective July 2, 2009, the Accounting Standards Codification (ASC) of the Financial Accounting Standards Board (FASB) became the single official source of authoritative, nongovernmental GAAP in the United States.  Although the Company’s accounting policies were not affected by the conversion to ASC, references to specific accounting standards in these notes to the consolidated financial statements have been changed to eliminate references to previous standards.

In March 2008, the FASB issued new standards regarding disclosures about derivatives instruments and hedging.  These new standards require entities that use derivative instruments to provide certain qualitative disclosures about their objectives and strategies for using such instruments, amounts and location of the derivatives in the financial statements, among other disclosures. This standard was adopted as of January 1, 2009.  The required disclosures are included in Note 3 and Note 12.  The adoption of this standard did not have a material impact on the disclosures historically provided.

In April 2009, the FASB issued a new standard that clarifies the determination of fair value for assets and liabilities that may be involved in transactions that would not be considered orderly as defined in the position statement.  In April 2009, the FASB also issued new accounting standards that provide additional guidance in determining whether a debt security is other-than-temporarily impaired and how entities should record the impairment in the financial statements.  The standard requires credit losses, as defined, to be recorded through the statement of operations and the remaining impairment loss to be recorded through accumulated other comprehensive income.  Both of these standards were effective for the Company as of June 30, 2009.  See Note 5 and Note 12 for a discussion of the impact of these new positions to the Company’s financial statements.

In April 2009, the FASB issued new accounting standards that require companies to provide, on an interim basis, disclosures that were previously only required in annual statements for the fair value of financial instruments.  This new standard was effective for the Company as of June 30, 2009.  The required disclosures impacted the Company’s Form 10Q filings for the second and third quarters in 2009.  The new standards did not have an impact on annual financial statements.

In December 2008, the FASB issued new accounting standards regarding disclosure about pension and other postretirement benefits which, among other things, expands the disclosure regarding assets in an employer’s pension and postretirement benefit plans.  The standard requires the Company to add the fair value hierarchy disclosures required by the accounting standards as it relates to the investments of the pension and postretirement benefit plans.  This statement is effective for annual financial statements for fiscal years ending after December 15, 2009.  See Note 8 for the disclosures required by this standard.  This position had no impact on the Company’s financial position or results of operations.

Fourth Quarter Adjustments

There were no significant adjustments in the fourth quarters of 2009, 2008 and 2007.

NOTE 2. FLEET TRANSITION AND IMPAIRMENT

Horizon Transition to All-Q400 Fleet

Horizon’s long-term goal is to transition to an all-Q400 fleet.  As of December 31, 2009, Horizon had either terminated leases or subleased all of its Q200 aircraft.  The last Q200 revenue flight was in the first quarter of 2009.  The Company recorded charges of $8.8 million in 2009 associated with the disposal and lease termination of six of these Q200 aircraft. During 2008, Horizon recorded fleet transition costs of $10.2 million associated with the removal of Q200 aircraft from operations.

Horizon has 16 Q200 aircraft that are subleased to a third-party carrier.  An accrual has been established for the estimated sublease loss over the remaining lease terms of the aircraft and is recorded in the consolidated balance sheets in both other accrued liabilities and other long-term liabilities.   Should management decide to restructure the sublease for the 16 Q200 currently subleased to a third-party carrier, the Company will likely have future charges associated with any transaction.  At this time, management is unable to estimate the timing or the amount of any future charges.

In 2008, the Company’s Board of Directors approved the plan to remove the CRJ-700 fleet from operations. As a result of that decision, Horizon recorded an impairment charge on its two owned CRJ-700 aircraft and related spare parts of $5.5 million. In 2008, the Company also recorded a sublease loss of $6.7 million on the sublease of two leased CRJ-700 aircraft to a third-party carrier and employee severance charges related to the fleet transition of $1.3 million.

As market conditions have hindered the remarketing efforts on the CRJ-700 aircraft and as Horizon has successfully deferred future Q400 deliveries, the fleet transition plan has been delayed until market conditions improve. Depending on the ultimate disposition of the CRJ-700 aircraft, there may be further associated exit charges. The nature, timing or amount of any potential gain or loss associated with these transactions cannot be reasonably estimated at this time.

Alaska Transition to All-Boeing 737 Fleet

In March 2006, the Company’s Board of Directors approved a plan to accelerate the retirement of its MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008.  As a result, the Company recorded a $47.5 million charge in 2008 reflecting the remaining discounted future lease payments and other contract-related costs associated with the removal of the remaining MD-80 aircraft from operations. The actual remaining future cash payments are included in the lease commitment table in Note 7.

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

The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Raw or “into-plane” fuel cost	$686.2	$1,328.8	$981.9
(Gains) or losses in value and settlements of fuel hedge contracts	(28.1)	69.6	(105.6)

Aircraft fuel expense	$658.1	$1,398.4	$876.3

The premiums expensed, net of any cash received, for hedges that settled during 2009 totaled $60.7 million.  The cash received, net of premiums expensed, in 2008 and 2007 was $122.7 million and $53.4 million, respectively, for fuel hedge contracts that settled during the period based on their originally scheduled settlement date. The Company also realized losses of $50 million on fuel hedge contracts terminated in the fourth quarter of 2008 that had scheduled settlement dates in 2009 and 2010. These amounts represent the difference between the cash paid or received at settlement and the amount of premiums paid for the contracts at origination.

As of December 31, 2009 and 2008, the fair values of the Company’s fuel hedge positions were $115.9 million and $28.3 million, respectively, including capitalized premiums paid to enter into the contracts of $88.9 million and $89.1 million, respectively.

The Company uses the “market approach” in determining the fair value of its hedge portfolio. The Company’s fuel hedging contracts consist of over-the-counter contracts, which are not traded on an exchange. The fair value of these contracts is determined based on observable inputs that are readily available in active markets or can be derived from information available in active, quoted markets. Therefore, the Company has categorized these contracts as Level 2 in the fair value hierarchy described in Note 12.

Outstanding fuel hedge positions as of December 31, 2009 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
First Quarter 2010	50%	43.6	$69
Second Quarter 2010	50%	45.9	$69
Third Quarter 2010	50%	48.3	$74
Fourth Quarter 2010	50%	44.5	$83
Full Year 2010	50%	182.3	$74

First Quarter 2011	50%	44.9	$87
Second Quarter 2011	41%	39.2	$83
Third Quarter 2011	36%	35.6	$86
Fourth Quarter 2011	22%	19.9	$84
Full Year 2011	37%	139.6	$85

First Quarter 2012	23%	21.6	$87
Second Quarter 2012	7%	7.0	$86
Third Quarter 2012	6%	6.4	$97
Fourth Quarter 2012	6%	5.2	$93
Full Year 2012	10%	40.2	$89

NOTE 4. NEW PILOT CONTRACT TRANSITION COSTS AND RESTRUCTURING CHARGES

New Pilot Contract Transition Costs

On May 19, 2009, Alaska announced that its pilots, represented by the Air Line Pilots Association, ratified a new four-year contract.  Among other items, the contract has a provision that allows for pilots to receive, at retirement, a cash payment equal to 25% of their accrued sick leave balance multiplied by their hourly rate. The transition expense associated with establishing this sick-leave payout program was $15.5 million.  Pilots also received a one-time cash bonus following ratification of the contract of $20.3 million in the aggregate.  These items have been combined and reported as “New pilot contract transition costs” in the consolidated statements of operations.

Restructuring Charges

In 2008, Alaska announced reductions in work force among union and non-union employees and recorded a $12.9 million charge representing the severance payments and estimated medical coverage obligation for the affected employees.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the years ended December 31, 2009, 2008 and 2007 (in millions):

Accrual for Severance and Related Costs	2009	2008	2007
Balance at beginning of year	$7.2	$0.7	$19.9
Restructuring charges and adjustments	—	12.9	—
Cash payments	(7.2)	(6.4)	(19.2)

Balance at end of year	$—	$7.2	$0.7

NOTE 5. MARKETABLE SECURITIES

All of the Company’s marketable securities are classified as available-for-sale. The securities are carried at fair value, with the unrealized gains and losses reported in shareholders’ equity under the caption “accumulated other comprehensive loss” (AOCL). Realized gains and losses are included in other nonoperating income (expense) in the consolidated statements of operations.

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

Marketable securities consisted of the following at December 31 (in millions):

	2009	2008
Cost:
U.S. government securities	$376.7	$329.1
Asset-backed obligations	215.4	198.0
Other corporate obligations	421.8	263.7

	$1,013.9	$790.8

Fair value:
U.S. government securities	$381.2	$342.8
Asset-backed obligations	214.7	187.7
Other corporate obligations	432.0	263.8

	$1,027.9	$794.3

Activity for marketable securities for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Proceeds from sales and maturities	$725.0	$579.6	$1,321.1
Gross realized gains	7.0	7.2	4.8
Gross realized losses	2.3	3.8	2.9

Of the marketable securities on hand at December 31, 2009, 35% mature in 2010, 24% in 2011, and 41% thereafter.

Some of the Company’s asset-backed securities held at December 31, 2009 had credit losses, as defined in the accounting standards.  Based on a future cash flow analysis, the Company determined that it does not expect to recover the full amortized cost basis of certain asset-backed obligations.  This analysis estimated the expected future cash flows by using a discount rate equal to the effective interest rate implicit in the securities at the date of acquisition.  The inputs used to estimate future cash flows included the default, foreclosure, and bankruptcy rates on the underlying mortgages and expected home pricing trends.  The Company also looked at the average credit scores of the individual mortgage holders and the average loan-to-value percentage.  The majority of the credit losses were recorded in the second quarter of 2009.

The aggregate credit losses recorded in other nonoperating expense totaled $2.2 million in 2009 representing the difference between the present value of future cash flows and the amortized cost basis of the affected securities.

Management does not believe the securities associated with the remaining $3.5 million unrealized loss recorded in AOCL are “other-than-temporarily” impaired, as defined in the accounting standards, based on the current facts and circumstances.  Management currently does not intend to sell these securities prior to their recovery nor does it believe that it will be more-likely-than-not that the Company would need to sell these securities for liquidity or other reasons.

During 2008, the Company determined that certain corporate debt securities were other-than-temporarily impaired. As such, the Company recorded a $3.5 million loss in other--net nonoperating expense in 2008 representing the difference between the estimated fair market value and the amortized cost of the securities.

Gross unrealized gains and losses at December 31, 2009 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains	Less than 12 months	Greater than 12 months	Total Unrealized Losses	Less: Credit Loss Recorded in Earnings	Net Unrealized Losses in AOCL	Net Unrealized Gains/(Losses) in AOCL	Fair Value of Securities with Unrealized Losses
U.S. Government Securities	$4.7	$(0.2)	$—	$(0.2)	$—	$(0.2)	$4.5	$76.8
Asset-backed obligations	2.4	(0.2)	(5.1)	(5.3)	(2.2)	(3.1)	(0.7)	61.2
Other corporate obligations	10.4	(0.2)	—	(0.2)	—	(0.2)	10.2	37.7
Total	$17.5	$(0.6)	$(5.1)	$(5.7)	$(2.2)	$(3.5)	$14.0	$175.7
Gross unrealized gains and losses at December 31, 2008 are presented in the table below (in millions):

		Unrealized Losses			Net Unrealized Losses/Gains in AOCI	Fair Value of Securities with Unrealized Losses
	Unrealized Gains	Less than 12 months	Greater than 12 months	Total
U.S. Government Securities	$10.5	$—	$—	$—	$10.5	$—
Asset-backed obligations	0.7	(9.3)	(2.4)	(11.7)	(11.0)	138.6
Other corporate obligations	1.8	(4.3)	(1.0)	(5.3)	(3.5)	154.8

Total	$13.0	$(13.6)	$(3.4)	$(17.0)	$(4.0)	$293.4

NOTE 6. LONG-TERM DEBT

At December 31, 2009 and 2008, long-term debt obligations were as follows (in millions):

	2009	2008
Fixed-rate notes payable due through 2024*	$1,440.2	$1,458.9
Variable-rate notes payable due through 2024*	415.0	267.4
Bank line-of-credit facility expiring in 2010*	--	75.0
Pre-delivery payment facility expiring in 2011*	--	39.9

Long-term debt	1,855.2	1,841.2
Less current portion	(156.0)	(244.9)

	$1,699.2	$1,596.3

*
The weighted-average fixed-interest rate was 6.0% and 6.1% as of December 31, 2009 and 2008, respectively. The weighted-average variable-interest rate, including the interest rate on the pre-delivery payment and bank line-of-credit facilities, was 2.5% and 4.0% as of December 31, 2009 and 2008, respectively.

At December 31, 2009, all of the Company’s borrowings were secured by flight equipment.

Alaska has an $80 million variable-rate revolving pre-delivery payment (PDP) facility to provide a portion of the pre-delivery funding requirements for the purchase of new Boeing 737-800 aircraft. The interest rate is based on the one-month LIBOR plus a specified margin. Borrowings are secured by the Company’s rights under the Boeing purchase agreement. The principal amounts outstanding on the PDP facility relate to specified aircraft and are repaid at the time the Company takes delivery of the aircraft, if not before. During the second quarter of 2009, the available amount on the facility was reduced from $152 million to $90.5 million and then again to $80 million on August 31, 2009.  The reduction was primarily driven by the decline in the remaining future obligations under the purchase agreement with Boeing. The facility expires on August 31, 2011.

During 2009, the Company borrowed $264.6 million using fixed-rate and variable-rate debt secured by flight equipment and another $10.4 million from the PDP facility.  Of the borrowings, Alaska and Horizon borrowed $188.9 million and $86.1 million, respectively. The Company made payments of $261.0 million, including $50.3 million on the PDP facility and $75 million on the bank line-of-credit facility.

At December 31, 2009, long-term debt principal payments for the next five years are as follows (in millions):

Total
2010	$156.0
2011	191.5
2012	236.3
2013	195.8
2014	162.6
Thereafter	913.0

Total principal payments	$1,855.2

Bank Line of Credit

The Company has a $185 million credit facility with a syndicate of financial institutions. The interest rate on the credit facility varies depending on certain financial ratios specified in the agreement with a minimum interest rate of LIBOR plus a specified margin. The agreement provides that any borrowings will be secured by either aircraft or cash collateral. The facility expires on March 31, 2010. The facility has a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at December 31, 2009. As of December 31, 2009, there were no borrowings outstanding under this credit facility. Management is currently in the process of renewing this facility and believes it will be able to do so at terms that are acceptable to the Company.

NOTE 7. COMMITMENTS

Lease Commitments

At December 31, 2009, the Company had lease contracts for 88 aircraft, 21 of which are non-operating aircraft, which have remaining noncancelable lease terms of less than one year to over eleven years. The majority of airport and terminal facilities are also leased. Total rent expense was $303.1 million, $313.5 million, and $333.5 million, in 2009, 2008, and 2007, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2009 are shown below (in millions):

	Operating Leases
	Aircraft	Facilities
2010	172.7	61.5
2011	154.2	46.7
2012	157.4	42.5
2013	147.3	9.3
2014	133.5	5.8
Thereafter	331.0	94.4

Total lease payments	$1,096.1	$260.2

Aircraft Commitments

In 2005, Alaska entered into an aircraft purchase agreement to acquire B737-800 aircraft with deliveries beginning in January 2006 and continuing through April 2011. In April 2009, Alaska entered into an agreement with Boeing to defer the delivery of a number of B737-800 aircraft and committed to purchase an additional four aircraft to be delivered in 2014 and 2015.  As of December 31, 2009, Alaska was committed to purchasing 15 B737-800 aircraft, four of which will be delivered in 2010. The company also has options to purchase an additional 40 B737-800 aircraft.

Horizon entered into an aircraft purchase agreement in 2007 for 15 Q400 aircraft. Horizon entered into an agreement with Bombardier in 2009 to defer 2010 and 2011 deliveries into 2012 and 2013.  As a result, Horizon does not expect any aircraft deliveries in each of the next two years.  As of December 31, 2009, Horizon was committed to purchasing eight Q400s with deliveries in 2012 and 2013. Horizon has options to purchase an additional ten Q400 aircraft.

At December 31, 2009, the Company had firm purchase commitments for 23 total aircraft requiring remaining aggregate payments of approximately $588.8 million.

The Company expects to pay for the 2010 deliveries with cash on hand.  Alaska and Horizon expect to pay for firm orders beyond 2010 and the option aircraft, if exercised, through internally generated cash, long-term debt, or operating lease arrangements.

NOTE 8. EMPLOYEE BENEFIT PLANS

Four defined-benefit and five defined-contribution retirement plans cover various employee groups of Alaska and Horizon. The defined-benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. With the ratification of the pilot collective bargaining agreement in 2009, the qualified defined-benefit pension plans are no longer open to new entrants.

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers and an unfunded, non-contributory defined-contribution plan for other elected officers.

Accounting standards require recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status in other comprehensive income.

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

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 5.85% and 6.20% were used as of December 31, 2009 and 2008, respectively. For 2009, the rate of compensation increase used varied from 3.21% to 4.53%, depending on the related workgroup.  For 2008, the range of compensation increases was 3.52% to 4.53%.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 6.20%, 6.00%, and 5.75% were used for the years ended December 31, 2009, 2008, and 2007, respectively. For all three years, the expected return on plan assets used was 7.75%, and the rate of compensation increase used varied from 3.52% to 4.53%, depending on the plan and the related workgroup.

In determining the discount rate used, the Company’s policy is to use the rates at or near the end of the year on high-quality long-term bonds with maturities that closely match the expected timing of future cash distributions from the plan. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Plan assets are invested in common comingled trust funds invested in equity and fixed income securities.  The asset allocation of the funds in the qualified defined-benefit plans, by asset category, is as follows as of the end of 2009 and 2008:

	2009	2008
Asset category:
Money market fund	10%	--%
Domestic equity securities	45	49
Non-U.S. equity securities	18	21
Fixed income securities	27	30

Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a fund manager and invests in various asset classes to diversify risk. Target allocations for the primary asset classes are approximately:

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

The Company made a $100 million contribution to the plan on December 30, 2009.  The majority of that contribution was invested in a money market account at year-end and will be distributed to the other investment categories throughout 2010 in accordance with the target asset allocations.

As of December 31, 2009, other than the money market fund, all assets were invested in common comingled trust funds.  The Company uses the net asset values of these funds to determine fair value as allowed using the practical expediency method outlined in the accounting standards.  The fund categories included in plan assets as of December 31, 2009 and 2008, their amounts, and their fair value hierarchy level are as follows (dollars in millions):

	2009	2008		Level
Fund type:
Money market fund	$90.6	$	---	1
U.S. equity market fund	408.0		316.3	2
Non-U.S. equity fund	164.4		136.7	2
U.S. debt index fund	147.6		153.6	2
Government/credit bond index fund	96.3		43.4	2
Plan assets	$906.9		$650.0

Nonqualified Defined-Benefit Pension Plan

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. This plan uses a December 31 measurement date.

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 5.85% and 6.20% were used as of December 31, 2009 and 2008 respectively. The rate of compensation increase used was 5.00% as of December 31, 2009 and 2008.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 6.20%, 6.00%, and 5.75% were used for the years ended December 31, 2009, 2008, and 2007, respectively. The rate of compensation increase used was 5.00% for all three years presented.

Combined Disclosures for Defined-Benefit Pension Plans

The following table sets forth the status of the plans for 2009 and 2008 (in millions):

	Qualified		Nonqualified
	2009	2008	2009	2008
Projected benefit obligation (PBO)
Beginning of year	$1,094.9	$1,056.9	$36.0	$34.9
Service cost	44.2	46.6	0.7	0.9
Interest cost	66.9	62.7	2.2	2.1
Plan amendments	(29.6)	(0.5)	—	—
Curtailment (gain) loss	—	(2.9)	—	—
Actuarial (gain) loss	47.3	(31.1)	0.6	(0.1)
Transfer to pilot long-term disability plan	(3.0)	—	—	—
Benefits paid	(40.9)	(36.8)	(2.2)	(1.8)

End of year	$1,179.8	$1,094.9	$37.3	$36.0

Plan assets at fair value
Beginning of year	$650.0	$910.6	$—	$—
Actual return on plan assets	150.0	(275.5)	—	—
Employer contributions	147.8	51.7	2.2	1.8
Benefits paid	(40.9)	(36.8)	(2.2)	(1.8)

End of year	$906.9	$650.0	$—	$—

Funded status (unfunded)	$(272.9)	$(444.9)	$(37.3)	$(36.0)

Percent funded	76.9%	59.4%	—	—

Of the total $1.2 billion PBO for the qualified plans, approximately 57% represents the obligation of the plan covering Alaska’s pilots. The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $1,102.5 million and $1,017.9 million at December 31, 2009 and 2008, respectively. The accumulated benefit obligation for the nonqualified defined-benefit plan was $36.9 million and $35.8 million at December 31, 2009 and 2008, respectively.

The plan amendment and the transfer to the pilot long-term disability plan in 2009 were the result of plan changes in the new pilot collective bargaining agreement ratified during the year.  See further discussion under “Pilot Long-term Disability Benefits” below.

As of December 31, 2009 and 2008, the amounts recognized in the consolidated balance sheets were as follows (in millions):

	2009		2008
	Qualified	Nonqualified	Qualified	Nonqualified
Accrued benefit liability-current	$—	$2.5	$—	$2.5
Accrued benefit liability-long term	272.9	34.8	444.9	33.5

Total liability recognized	$272.9	$37.3	$444.9	$36.0

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS (AOCI):

	2009		2008
	Qualified	Nonqualified	Qualified	Nonqualified
Prior service cost (credit)	$(17.5)	$0.1	$16.3	$0.2
Net loss	395.0	4.8	475.4	4.3

Amount recognized in AOCI (pretax)	$377.5	$4.9	$491.7	$4.5

The expected amortization of prior service credit and net loss from AOCI in 2010 is $(0.9) million and $22.2 million, respectively, for the qualified defined-benefit pension plans. For the nonqualified defined-benefit pension plans, the expected combined amortization of prior service cost and net loss from AOCI in 2010 is $0.2 million.

Net pension expense for the defined-benefit plans included the following components for 2009, 2008, and 2007 (in millions):

	Qualified			Nonqualified
	2009	2008	2007	2009	2008	2007
Service cost	$44.2	$46.6	$49.7	$0.7	$0.9	$1.1
Interest cost	66.9	62.7	60.9	2.2	2.1	1.9
Expected return on assets	(51.3)	(71.8)	(66.3)	—	—	—
Amortization of prior service cost	4.3	4.4	4.9	0.1	0.1	0.1
Curtailment loss	—	0.5	—	—	—	—
Recognized actuarial loss	28.9	5.6	13.4	0.1	0.2	0.3

Net pension expense	$93.0	$48.0	$62.6	$3.1	$3.3	$3.4

Historically, the Company’s practice has been to contribute to the qualified defined-benefit pension plans in an amount equal to the greater of 1) the minimum required by law, 2) the PPA target liability, or 3) the service cost as actuarially calculated. There are no current funding requirements for the Company’s plans in 2010. However, the Company anticipates that it will continue with its historical funding practice in 2010, which would result in funding of approximately $50 million. The Company expects to contribute approximately $2.5 million to the nonqualified defined-benefit pension plans during 2010.

Future benefits expected to be paid over the next ten years under the defined-benefit pension plans from the assets of those plans as of December 31, 2009 are as follows (in millions):

	Qualified	Nonqualified
2010	$36.4	$2.5
2011	48.8	2.2
2012	50.0	2.4
2013	57.2	2.5
2014	64.7	2.7
2015– 2019	$394.9	$17.3

Postretirement Medical Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded. This liability was determined using an assumed discount rate of 5.85% and 6.20% at December 31, 2009 and 2008, respectively.
	2009	2008
Accumulated postretirement benefit obligation
Beginning of year	$109.9	$101.7
Service cost	5.6	4.2
Interest cost	7.8	5.6
Plan amendments	4.1	—
Curtailments	—	(0.5)
Actuarial (gain) loss	(6.7)	1.9
Transfer to pilot long-term disability plan	(0.6)	—
Benefits paid	(2.8)	(3.0)

End of year	$117.3	$109.9

Plan assets at fair value
Beginning of year	$—	$—
Employer contributions	2.8	3.0
Benefits paid	(2.8)	(3.0)

End of year	$—	$—
Funded status (unfunded)	$(117.3)	$(109.9)

The plan amendment and the transfer to the pilot long-term disability plan in 2009 were the result of plan changes in the new pilot collective bargaining agreement ratified during the year.  See further discussion under “Pilot Long-term Disability Benefits” below.

As of December 31, 2009 and 2008, the amounts recognized in the consolidated balance sheets were as follows (in millions):

	2009	2008
Accrued benefit liability-current	$4.2	$4.4
Accrued benefit liability-long term	113.1	105.5

Total liability recognized	$117.3	$109.9

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN AOCI:

	2009	2008
Prior service cost	$2.6	$1.4
Net loss	15.7	23.1

Amount recognized in AOCI (pretax)	$18.3	$24.5

The expected combined amortization of prior service cost and net loss from AOCI in 2010 is $0.3 million.

The Company uses a December 31 measurement date to assess obligations associated with the subsidy of retiree medical costs. Net periodic benefit cost for the postretirement medical plans included the following components for 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Service cost	$5.6	$4.2	$4.6
Interest cost	7.8	5.6	6.3
Amortization of prior service cost	2.9	(0.3)	(0.3)
Recognized actuarial loss	0.8	0.5	2.4

Net periodic benefit cost	$17.1	$10.0	$13.0

This is an unfunded plan. The Company expects to contribute approximately $4.2 million to the postretirement medical benefits plan in 2010, which is equal to the expected benefit payments.

Future benefits expected to be paid over the next ten years under the postretirement medical benefits plan as of December 31, 2009 are as follows (in millions):

2010	$4.2
2011	4.8
2012	5.2
2013	5.9
2014	6.6
2015 - 2019	44.2

The assumed health care cost trend rates to determine the expected 2010 benefits cost are 9.2%, 9.2%, 5% and 4% for medical, prescription drugs, dental and vision costs, respectively. The assumed trend rate declines steadily through 2028 where the ultimate assumed trend rates are 4.7% for medical, prescription drugs and dental, and 4% for vision.

A 1% higher or lower trend rate in health care costs has the following effect on the Company’s postretirement medical plans during 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Change in service and interest cost
1% higher trend rate	$2.1	$1.4	$1.6
1% lower trend rate	(1.7)	(1.2)	(1.4)
Change in year-end postretirement benefit obligation
1% higher trend rate	$14.4	$13.3	$12.2
1% lower trend rate	(12.4)	(11.5)	(10.6)

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $28.6 million, $27.5 million, and $26.4 million in 2009, 2008, and 2007, respectively.   Management expects that Company contributions will increase in 2010 as pilots that elected to freeze or reduce their service credits in the defined-benefit pension plan will receive a higher Company contribution under the new collective bargaining agreement.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheet at December 31, 2009 and 2008.

Pilot Long-term Disability Benefits

The collective bargaining agreement with Alaska’s pilots calls for the removal of long-term disability benefits from the defined-benefit plan for any pilot that was not already receiving long-term disability payments prior to January 1, 2010.  As a result of this plan change, the PBO of $32.6 million associated with assumed future disability payments was removed from the overall defined-benefit pension plan liability, $29.6 million of which was recorded through AOCI .  Furthermore, the removal of the plan from the defined-benefit pension plan reduced the accumulated postretirement benefit obligation for medical costs as the new plan no longer considers long-term disability to be “retirement” from the Company.

The new long-term disability plan removes the service requirement that was in place under the former defined-benefit plan.  Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2009 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability at December 31, 2009 is $3.1 million, which is recorded net of a prefunded trust account of $0.5 million, and is included in long-term other liabilities on the consolidated balance sheets.

Employee Incentive-Pay Plans

Alaska and Horizon have three separate plans that pay employees based on certain financial and operational metrics. The aggregate expense under these plans in 2009, 2008 and 2007 was $76.0 million, $21.4 million, $20.8 million, respectively. The plans are summarized below:

•
Performance-Based Pay (PBP) is a program that rewards all Alaska employees other than clerical, office and passenger service employees (COPS) and station employees in Mexico, and Horizon employees other than pilots, mechanics, and represented station personnel in Canada.  The program is based on four separate metrics related to: (1) Air Group profitability, (2) safety, (3) achievement of unit-cost goals, and (4) employee engagement.

•	The Profit Sharing Plan is based on Air Group profitability and includes the employees that don’t participate in PBP.

•	The Operational Performance Rewards Program entitles all Air Group employees to quarterly payouts of up to $300 per person if certain operational and customer service objectives are met.

NOTE 9. DETAIL OF OTHER FINANCIAL STATEMENT CAPTIONS

Receivables

Receivables consisted of the following at December 31 (in millions):

	2009	2008
Airline traffic receivables	$55.2	$46.7
Mileage Plan receivables	31.9	29.6
Receivables from fuel-hedging counterparties	1.1	—
Other receivables	25.1	41.9
Allowance for doubtful accounts	(1.5)	(1.5)

	$111.8	$116.7

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31 (in millions):

	2009	2008
Prepaid aircraft rent	$47.9	$48.0
Prepaid fuel	10.8	10.3
Prepaid engine maintenance	13.3	—
Other	27.2	23.7

	$99.2	$82.0

Other Assets

Other assets consisted of the following at December 31 (in millions):

	2009	2008
Restricted deposits (primarily restricted investments)	$86.7	$78.6
Deferred costs and other*	45.3	44.5

	$132.0	$123.1

*	Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

At December 31, 2009, the Company’s restricted deposits were primarily restricted investments used to guarantee various letters of credit and workers compensation self-insurance programs. The restricted investments consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

Other Accrued Liabilities (current)

Other accrued liabilities consisted of the following at December 31 (in millions):

	2009	2008
Mileage Plan current liabilities	$267.9	$280.4
Pension liability (nonqualified plans)	2.5	2.5
Postretirement medical benefits liability	4.2	4.4
Other*	188.7	188.1

	$463.3	$475.4

*	Other consists of property and transportation taxes and accruals for ground operations, facilities rent, maintenance, and fuel, among other items.

Other Liabilities (noncurrent)

Other liabilities consisted of the following at December 31 (in millions):

	2009	2008
Mileage Plan liability	13.2	15.9
Uncertain tax position liability (see Note 11)	1.3	23.7
Aircraft rent-related	61.1	80.4
Other*	69.6	54.1

	$145.2	$174.1

*  Other consists of accrued workers' compensation and deferred credits on aircraft purchases, among other items.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31 (in millions, net of tax):

	2009	2008
Unrealized loss (gain) on marketable securities considered available-for-sale	$(8.7)	$2.5
Related to pension plans	238.8	310.4
Related to postretirement medical benefits	11.4	15.4
Related to interest rate derivatives	(1.5)	—

	$240.0	$328.3

NOTE 10. STOCK-BASED COMPENSATION PLANS

The Company has stock awards outstanding under a number of long-term incentive equity plans, one of which (the 2008 Long-Term Incentive Equity Plan) continues to provide for the granting of stock awards to directors, officers and employees of the Company and its subsidiaries.  Compensation expense is recorded over the shorter of the vesting period or the period between grant date and the date the employee becomes retirement-eligible as defined in the applicable plan.  All stock-based compensation expense is recorded in wages and benefits in the consolidated statements of operations.

Stock Options

Under the various plans, options for 8,299,258 shares have been granted and, at December 31, 2009, 1,406,393 shares were available for future grant of either options or stock awards. Under all plans, the stock options granted have terms of up to ten years. For all plans except the 1997 Long-term Incentive Equity Plan (1997 Plan), when options are exercised, new common shares are issued. When options granted under the 1997 Plan are exercised, shares are issued from the Company’s treasury shares. The total number of outstanding options from the 1997 Plan as of December 31, 2009 is 203,100. Substantially all grantees are 25% vested after one year, 50% after two years, 75% after three years, and 100% after four years.

The tables below summarize stock option activity for the year ended December 31, 2009:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2008	2,605,627	$30.77
Granted	389,652	27.54
Exercised	(354,801)	27.90
Forfeited or expired	(321,655)	38.88

Outstanding, December 31, 2009	2,318,823	$29.54	5.2	$13.6

Exercisable at December 31, 2009	1,521,456	$29.97	3.6	$8.2

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2009, 2008, and 2007:

	2009	2008	2007
Expected volatility	52%	42%	43%
Expected term	6 years	5.8 years	6 years
Risk-free interest rate	2.01%	2.96%	4.79%
Expected dividend yield	—	—	—
Weighted-average fair value of options granted	$14.00	$11.12	$19.51

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

The Company recorded stock-based compensation expense related to stock options of $4.3 million, $5.1 million, and $4.7 million in 2009, 2008, and 2007, respectively. The total intrinsic value of options exercised during 2009 was $1.6 million. Cash received by the Company from option exercises during 2009 totaled $8.3 million. A total of 295,399 options vested during 2009 with an aggregate fair value of $4.4 million. As of December 31, 2009, $4.4 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.2 years.

The following table summarizes stock options outstanding and exercisable at December 31, 2009 with their weighted-average exercise prices and remaining contractual lives:

Range of Exercise prices	Remaining Life (years)	Shares	Price Per Share
Outstanding:
$10 to $20	5.0	210,739	$18.86
$21 to $28	6.1	1,160,629	26.99
$29 to $34	2.9	584,175	31.98
$35 to $45	5.7	363,280	39.96

Options outstanding	5.2	2,318,823	$29.54

Range of Exercise prices	Shares	Price Per Share
Exercisable:
$10 to $20	143,700	$18.70
$21 to $28	550,553	26.51
$29 to $34	582,256	31.98
$35 to $45	244,947	39.57

Options exercisable	1,521,456	$29.97

Restricted Stock Awards

The Company has restricted stock units (RSUs) outstanding under the 2004 and 2008 Long-term Incentive Equity Plans. As of December 31, 2009, 1,125,791 total RSUs have been granted under these plans. The RSUs are non-voting and are not eligible for dividends. The fair value of the RSU awards is based on the closing price of the Company’s common stock on the date of grant. Compensation cost for RSUs is generally recognized over the shorter of three years from the date of grant as the awards “cliff vest” after three years, or the period from the date of grant to the employee’s retirement eligibility. The Company recorded stock-based compensation expense related to RSUs of $5.8 million, $6.8 million, and $5.6 million in 2009, 2008, and 2007, respectively. These amounts are included in wages and benefits in the consolidated statements of operations.

The following table summarizes information about outstanding RSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2008	501,658	$28.14
Granted	253,293	27.19
Vested	(132,415)	35.17
Forfeited	(19,842)	27.72

Non-vested at December 31, 2009	602,694	$26.21

As of December 31, 2009, $5.3 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 1.8 years.

Performance Stock Awards

During the first quarters of 2008 and 2007, the Company awarded Performance Share Unit awards (PSUs) to certain executives. PSUs are similar to RSUs, but vesting is based on a performance condition tied to the Company achieving a specified pretax margin over a three-year period. The PSU plan allows a portion of the PSUs to vest even if the specified pretax margin falls below the target but above the minimum threshold, and additional shares to be granted if the margin target is exceeded, subject to a maximum. The Company intends to regularly review its assumptions about meeting the performance goal and expected vesting, and to adjust the related compensation expense accordingly. Based on expectations of the number of PSUs that will ultimately vest, the Company did not record any expense in 2009, recorded a credit of $0.4 million in 2008, and recorded compensation expense of $0.4 million during 2007.

Deferred Stock Awards

In 2009, the Company awarded 12,704 Deferred Stock Unit awards (DSUs) to members of its Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards on the date of grant was expensed in 2009. The total amount of compensation expense recorded in both 2009 and 2008 was $0.3 million.

Employee Stock Purchase Plan

The Company sponsors an ESPP, which qualifies under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, employees can purchase Company common stock at 85% of the closing market price on the first day of the offering period or the quarterly purchase date, whichever is lower. Because of these attributes, the ESPP is considered compensatory under accounting standards and as such, compensation cost is recognized. Compensation cost for the Company’s ESPP was $1.5 million in 2009 and $1.6 million in both 2008 and 2007. The grant date fair value is calculated using the Black-Scholes model in the same manner as the Company’s option awards for 85% of the share award plus the intrinsic value of the 15% discount. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period in which the shares are issued. In 2009 and 2008, 184,488 shares and 169,242 shares, respectively, were purchased by Company employees under the ESPP, resulting in cash proceeds of $3.1 million and $3.2 million, respectively.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the years ended December 31, 2009, 2008 and 2007:

(in millions)	2009	2008	2007
Stock options	$4.3	$5.1	$4.7
Restricted stock units	5.8	6.8	5.6
Performance share units	—	(0.4)	0.4
Deferred stock awards	0.3	0.3	—
Employee stock purchase plan	1.5	1.6	1.6

Total stock-based compensation	$11.9	$13.4	$12.3

NOTE 11. INCOME TAXES

Deferred Income Taxes
Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes.

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2009	2008
Excess of tax over book depreciation	$603.9	$526.9
Fuel hedge contracts	10.8	—
Other—net	11.3	5.3

Gross deferred tax liabilities	626.0	532.2

Mileage Plan	(252.6)	(255.3)
Fuel hedge contracts	—	(23.2)
AMT and other tax credits	(56.8)	(62.3)
Leased aircraft return provision	(1.8)	(5.2)
Inventory obsolescence	(16.9)	(13.8)
Deferred gains	(17.8)	(18.5)
Employee benefits	(197.7)	(250.4)
Loss carryforwards*	(30.2)	(3.3)
Other—net	(21.4)	(27.9)

Gross deferred tax assets	(595.2)	(659.9)

Net deferred tax (assets) liabilities	$30.8	$(127.7)

Current deferred tax asset	$(120.3)	$(164.4)
Noncurrent deferred tax liability	151.1	36.7

Net deferred tax (asset) liability	$30.8	$(127.7)

*
Federal loss carryforwards of $73.0 million ($25.6 million tax effected) expire beginning in 2029.  State loss carryforwards of $97.5 million ($4.6 million tax effected) expire beginning in 2010 and ending in 2029.

In 2009, a new federal law liberalized rules for certain net operating losses (NOLs), increasing the carryback period for 2008 or 2009 NOLs from two years to up to five years at the taxpayer’s election.  In addition, the new law suspended the 90-percent limitation on the utilization of NOLs for Alternative Minimum Tax (AMT) NOLs attributed to the extended carryback election.  Because of these law changes, the Company recorded $5.0 million in federal and state income tax receivables and a corresponding decrease in federal and state AMT credit carryforwards.

The Company has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2009. This conclusion is based on the expected future reversals of existing taxable temporary differences, anticipated future taxable income, and the potential for future tax planning strategies to generate taxable income, if needed. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

Components of Income Tax Expense (Benefit)
The components of income tax expense (benefit) were as follows (in millions):

	2009	2008	2007
Current tax expense (benefit):
Federal	$(3.4)	$(13.4)	$12.8
State	(1.3)	—	4.8

Total current	(4.7)	(13.4)	17.6

Deferred tax expense (benefit):
Federal	76.7	(56.1)	55.1
State	9.3	(7.8)	3.5

Total deferred	86.0	(63.9)	58.6

Total tax expense (benefit) related to income (loss)	$81.3	$(77.3)	$76.2

Income Tax Rate Reconciliation
Income tax expense (benefit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income (loss) before income tax and accounting change as follows (in millions):

	2009	2008	2007
Income (loss) before income tax	$202.9	$(213.2)	$200.5
Expected tax expense (benefit)	71.0	(74.6)	70.2
Nondeductible expenses	3.1	3.4	3.4
State income taxes	5.5	(5.1)	4.9
Other—net*	1.7	(1.0)	(2.3)

Actual tax expense (benefit)	$81.3	$(77.3)	$76.2

Effective tax rate	40.1%	36.3%	38.0%

*
In 2007, other-net includes $1.0 million of tax benefits due to a favorable decision in a matter with the State of California and $1.0 million of tax benefits related to the recognition of California income tax credit carryforwards.

Uncertain Tax Positions
The Company has identified its federal tax return and its state tax returns in Alaska, Oregon, and California as “major” tax jurisdictions.  The periods subject to examination for the Company’s federal and Alaska income tax returns are the 2003 through 2008 tax years; however, the 2003 to 2005 tax returns are subject to examination only to a limited extent due to net operating losses carried forward from and carried back to those periods.  In California, the income tax years 2000 through 2008 remain open to examination. The 2000 to 2004 California tax returns are subject to examination only to the extent of the net operating loss carryforwards from those years that were utilized in 2005 and 2006.  In Oregon, the income tax years 2001 to 2008 remain open to examination.  The 2001 to 2004 Oregon tax returns are subject to examination only to the extent of net operating loss carryforwards from those years that were utilized in 2006 and later years.

Because of the resolution of uncertain tax positions in the fourth quarter of 2009, the Company reevaluated its tax position.  As a result, the Company recorded a $20.5 million reduction of the liability.  The Company also reversed $2.0 million of previously accrued interest on these tax positions through interest expense in the consolidated statements of operations.  At December 31, 2009, the total amount of unrecognized tax benefits of $1.3 million is recorded as a liability, all of which would impact the effective tax rate.

No interest or penalties related to these tax positions were accrued as of December 31, 2009.

Changes in the liability for unrecognized tax benefits during 2008 and 2009 are as follows (in millions):

Balance at December 31, 2007	$27.9
Gross increases—tax positions in prior period	1.4
Gross decreases—tax positions in prior period	(11.2)
Gross increases—current-period tax positions	5.6
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2008	$23.7

Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	(22.5)
Gross increases—current-period tax positions	0.1
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2009	$1.3

NOTE 12. FINANCIAL INSTRUMENTS

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

Amounts measured at fair value as of December 31, 2009 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$164.2	$—	$—	$164.2
Marketable securities	108.9	919.0	—	1,027.9

Total	$273.1	$919.0	$—	$1,192.1

Amounts measured at fair value as of December 31, 2008 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$257.2	$25.9	$—	$283.1
Marketable securities	68.3	726.0	—	794.3

Total	$325.5	$751.9	$—	$1,077.4

Interest Rate Swap Agreements

In the third quarter of 2009, the Company entered into interest rate swap agreements with a third party designed to hedge the volatility of the underlying variable interest rate in the Company’s aircraft lease agreements for six B737-800 aircraft.  The agreements stipulate that the Company pay a fixed interest rate over the term of the contract and receive a floating interest rate.  All significant terms of the swap agreement match the terms of the lease agreements, including interest-rate index, rate reset dates (every six months), termination dates and underlying notional values.  The agreements expire beginning in February 2020 through March 2021 to coincide with the lease termination dates.

The Company has formally designated these swap agreements as hedging instruments and will record the effective portion of the hedge as an adjustment to aircraft rent in the consolidated statement of operations in the period of contract settlement.  The effective portion of the changes in fair value for instruments that settle in the future are recorded in AOCL in the consolidated balance sheets.

At December 31, 2009, the Company had an asset of $2.4 million associated with these contracts, all of which is expected to be reclassified into earnings within the next twelve months and is recorded in prepaid expenses and other current assets in the consolidated balance sheets.  The fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value.  As such, the Company places these contracts in Level 2 of the fair value hierarchy.

Fair Value of Financial Instruments

The majority of the Company’s financial instruments are carried at fair value. Those include cash, cash equivalents and marketable securities (Note 5), restricted deposits (Note 9), fuel hedge contracts (Note 3), and interest rate swap agreements (Note 12). The Company’s long-term fixed-rate debt is not carried at fair value.

The estimated fair value of the Company’s long-term debt was as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at December 31, 2009	$1,855.2	$1,821.3
Long-term debt at December 31, 2008	$1,841.2	$2,006.8

The fair value of cash equivalents approximates carrying values due to the short maturity of these instruments. The fair value of marketable securities is based on market prices. The fair value of fuel hedge contracts is based on commodity exchange prices. The fair value of restricted deposits approximates the carrying amount. The fair value of interest rate swap agreements is based on quoted market swap rates.  The fair value of long-term debt is based on a discounted cash flow analysis using the Company’s current borrowing rate.

Concentrations of Credit

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its fuel-hedging contracts and interest rate swap agreements and does not anticipate nonperformance by the counterparties.

The Company could realize a loss in the event of nonperformance by any single counterparty to these contracts. However, the Company enters into transactions only with large, well-known financial institution counterparties that have strong credit ratings. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2009 due to the frequency that settlement takes place and the dispersion across many industry and government segments.

NOTE 13. OPERATING SEGMENT INFORMATION

Accounting standards require that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has two primary operating and reporting segments, consisting of Alaska and Horizon, for which financial information is presented below. These segments are more fully described in Note 1.

(in millions)	2009	2008	2007
Operating revenues:
Alaska—mainline (1)	$2,717.6	$2,920.5	$2,788.5
Alaska—purchased capacity (1)	288.4	300.8	281.4
Total Alaska	$3,006.0	$3,221.3	$3,069.9
Horizon – brand flying	392.7	440.2	400.5
Horizon –capacity purchase arrangement with Alaska	261.7	293.7	317.9
Total Horizon	$654.4	$733.9	$718.4
Other (2)	1.1	1.1	1.1
Elimination of inter-company revenues	(261.7)	(293.7)	(283.4)

Consolidated	3,399.8	3,662.6	3,506.0

Depreciation and amortization expense:
Alaska (3)	178.5	165.9	142.3
Horizon	39.5	37.5	33.9
Other (2)	1.2	1.2	1.2

Consolidated	219.2	204.6	177.4

Interest income:	2009	2008	2007
Alaska (3)	38.6	51.3	64.8
Horizon	2.0	5.4	4.5
Other (2)	—	—	—
Elimination of inter-company accounts	(8.0)	(14.3)	(15.4)

Consolidated	32.6	42.4	53.9

Interest expense:
Alaska (3)	88.1	92.5	86.2
Horizon	19.9	23.6	16.6
Other (2)	0.5	0.5	0.6
Elimination of inter-company accounts	(8.0)	(14.3)	(15.4)

Consolidated	100.5	102.3	88.0

Income (loss) before income tax and accounting change:
Alaska—mainline	176.9	(140.4)	236.4
Alaska—purchased capacity	6.9	(12.9)	(21.4)

Total Alaska	183.8	(153.3)	215.0
Horizon	22.8	(55.8)	(10.7)
Other (2)	(3.7)	(4.1)	(3.8)

Consolidated	202.9	(213.2)	200.5

Capital expenditures (4):
Alaska (3)	357.5	323.8	606.5
Horizon	80.9	89.0	227.9

Consolidated	438.4	412.8	834.4

Total assets at end of period:
Alaska (3)	4,541.3	4,428.6
Horizon	724.1	692.3
Other (2)	1,052.4	820.3
Elimination of inter-company accounts	(1,332.8)	(1,105.6)

Consolidated	$4,985.0	$4,835.6

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

NOTE 14. SHAREHOLDER’S EQUITY

Common Stock Repurchase
In 2007, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock. The Company completed the $100 million common stock repurchase program in February 2008. Under that program, the Company repurchased 4,113,782 shares, or 10% of the outstanding stock at the start of the program, at an average price of $24.31 per share.  In March 2008, the Company announced a subsequent $50 million common stock repurchase program that expired in March 2009. During 2008, the Company repurchased 605,700 shares of its common stock for approximately $11.7 million under this program. No further repurchases were made under this program.

On June 11, 2009, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock under a new buyback program, at which time the Company’s stock price was $15.60. Through December 31, 2009, the Company had repurchased 1,324,578 shares of its common stock for approximately $23.8 million under this program.

Delisting of Common Shares
In October 2009, the Company delisted 7,900,000 common shares that had been held in treasury.  This action did not impact the total number of common shares outstanding.

NOTE 15. EARNINGS (LOSS) PER SHARE (EPS)

Diluted EPS is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. In 2009 and 2007, 2.1 million and 1.7 million stock options, respectively, were excluded from the calculation of diluted EPS because they were antidilutive. As the Company reported a net loss in 2008, no outstanding stock options or restricted stock units were used in the calculation of diluted weighted average shares as the effect would have been antidilutive.

NOTE 16. CONTINGENCIES

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In July 2008, the arbitrator issued a final decision regarding basic liability in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy. In February 2010, the arbitrator issued a final decision.  The decision does not require Alaska to alter the existing subcontracting arrangements for ramp service in Seattle.  The award sustains the right to subcontract other operations in the future so long as the requirements of the CBA are met.  The award imposes monetary remedies which have not been fully calculated, but are not expected to be material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our current and periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, on a timely basis. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of December 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to the Company’s internal control over financial reporting identified in management’s evaluation during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2009, which report appears on page 77.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alaska Air Group, Inc.:

We have audited Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Air Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (included in Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alaska Air Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Air Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 18, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Seattle, Washington
February 18, 2010

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group’s 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2009 (hereinafter referred to as our “2010 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2010 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our 2010 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2010 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our 2010 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statement Schedules: Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2009, 2008 and 2007 on page 83.

2.	Exhibits: See Exhibit Index on page 80.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ WILLIAM S. AYER	Date: February 19, 2010
William S. Ayer,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 19, 2010 on behalf of the registrant and in the capacities indicated.

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

10.2.3#
Third Amendment to October 19, 2005 Credit Agreement, dated May 29, 2009 (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 6, 2009 and incorporated herein by reference.)

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

10.7*†
Alaska Air Group Performance Based Pay Plan (formerly “Management Incentive Plan”), as amended and restated December 2, 2009 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on February 1, 2010 and incorporated herein by reference.)

10.8*	Alaska Air Group, Inc. 2008 Performance Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.8.1*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Nonqualified Stock Option Agreement (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.8.2*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Stock Unit Award Agreement (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.8.3*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Director Deferred Stock Unit Award Agreement (Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.8.4*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Nonqualified Stock Option Agreement—Incentive Award (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on February 2, 2009 and incorporated herein by reference.)

10.8.5*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Stock Unit Award Agreement—Incentive Award (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on February 2, 2009 and incorporated herein by reference.)

10.8.6*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Stock Unit Award Agreement (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on February 5, 2010 and incorporated herein by reference.)

10.8.7*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Nonqualified Stock Option Agreement (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on February 5, 2010 and incorporated herein by reference.)

10.9*
Alaska Air Group, Inc. 2004 Long-Term Incentive Plan and original form of stock option and restricted stock unit agreements (Filed as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on February 25, 2005 and incorporated herein by reference.)

10.9.1*
Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement (Filed as Exhibit 10.8.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.9.2*
Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Stock Unit Award Agreement (Filed as Exhibit 10.8.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.9.3*
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

10.11*
Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan (Filed as Exhibit 99.2 to Registrant’s Registration Statement on Form S-8, Registration No. 333-39889, filed on November 10, 1997 and incorporated herein by reference.)

10.12*
Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan (Filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-09547, filed on August 5, 1996 and incorporated herein by reference.)

10.13*
Alaska Air Group, Inc. Non Employee Director Stock Plan (Filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-33727, filed on August 15, 1997 and incorporated herein by reference.)

10.14*
Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Elected Officers, as amended November 7, 1994 (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on February 10, 1998 and incorporated herein by reference.)

10.15*
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

10.16*
Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated November 28, 2007 (Filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.17*
Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended and restated on December 1, 2005 (Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.18*
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

Schedule II

ALASKA AIR GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Expense	Deductions	Ending Balance
Year Ended December 31, 2007
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$2.9	$1.6	$(2.9)	$1.6
Obsolescence allowance for flight equipment spare parts	$20.5	$5.5	$(1.4)	$24.6

Year Ended December 31, 2008
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.6	$1.5	$(1.6)	$1.5
Obsolescence allowance for flight equipment spare parts	$24.6	$5.8	$(9.0)	$21.4

Year Ended December 31, 2009
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.5	$1.4	$(1.4)	$1.5
Obsolescence allowance for flight equipment spare parts (a)	$21.4	$4.8	$(0.2)	$26.0

(a)	Deductions in 2008 are primarily related to the write off of the MD-80 and B737-200 parts allowances against their respective costs bases.