Form 10-Q
period 2010-03-31
ALASKA AIR GROUP INC
filed 2010-05-05
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.
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

The registrant has 35,766,831 common shares, par value $1.00, outstanding at April 30, 2010.

ALASKA AIR GROUP, INC.
Quarterly Report on Form 10-Q for the three months ended March 31, 2010

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

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.   Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words.  Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	general economic conditions, including the impact of the current economic environment on customer travel behavior;
•      changes in our operating costs, including fuel, which can be volatile;
•	our significant indebtedness;
•      the competitive environment in our industry;
•	our ability to meet our cost reduction goals;
•	an aircraft accident or incident;
•	labor disputes and our ability to attract and retain qualified personnel;
•	operational disruptions;
•	the concentration of our revenue from a few key markets;
•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;
•	our reliance on automated systems and the risks associated with changes made to those systems;
•	our reliance on third-party vendors and partners; and
•	changes in laws and regulations.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control.  Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC.  We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements.  Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders.  For a discussion of these and other risk factors, see "Item 1A: Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2009.  Please consider our forward-looking statements in light of those risks as you read this report.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS
	March 31,	December 31,
(in millions)	2010	2009
Current Assets
Cash and cash equivalents	$117.7	$164.2
Marketable securities	1,053.5	1,027.9
Total cash and marketable securities	1,171.2	1,192.1
Receivables - net	137.3	111.8
Inventories and supplies - net	49.1	45.8
Deferred income taxes	133.0	120.3
Fuel hedge contracts	58.9	66.2
Prepaid expenses and other current assets	102.1	98.1
Total Current Assets	1,651.6	1,634.3

Property and Equipment
Aircraft and other flight equipment	3,667.6	3,660.1
Other property and equipment	635.9	631.3
Deposits for future flight equipment	219.5	215.5
	4,523.0	4,506.9
Less accumulated depreciation and amortization	1,387.0	1,339.0

Total Property and Equipment - Net	3,136.0	3,167.9

Fuel Hedge Contracts	48.1	50.8

Other Assets	180.0	143.2

Total Assets	$5,015.7	$4,996.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY
	March 31,	December 31,
(in millions except share amounts)	2010	2009
Current Liabilities
Accounts payable	$53.3	$63.3
Accrued aircraft rent	35.8	54.0
Accrued wages, vacation and payroll taxes	113.3	155.4
Other accrued liabilities	510.0	474.5
Air traffic liability	468.9	366.3
Current portion of long-term debt	158.2	156.0

Total Current Liabilities	1,339.5	1,269.5

Long-Term Debt, Net of Current Portion	1,657.2	1,699.2

Other Liabilities and Credits
Deferred income taxes	170.1	151.1
Deferred revenue	419.1	435.1
Obligation for pension and postretirement medical benefits	412.8	421.0
Other liabilities	131.6	148.2
	1,133.6	1,155.4
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	-	-
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2010 - 36,174,693 shares
2009 - 35,843,092 shares	36.2	35.8
Capital in excess of par value	779.7	767.0
Treasury stock (common), at cost: 2010 - 438,734 shares
2009 - 252,084 shares	(13.8)	(5.7)
Accumulated other comprehensive loss	(237.0)	(240.0)
Retained earnings	320.3	315.0
	885.4	872.1
Total Liabilities and Shareholders' Equity	$5,015.7	$4,996.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

	Three Months Ended March 31
(in millions except per share amounts)	2010	2009

Operating Revenues
Passenger	$748.4	$684.1
Freight and mail	23.0	19.4
Other - net	58.5	38.9
Total Operating Revenues	829.9	742.4
Operating Expenses
Wages and benefits	239.3	246.0
Variable incentive pay	17.9	9.3
Aircraft fuel, including hedging gains and losses	207.3	157.7
Aircraft maintenance	57.0	59.7
Aircraft rent	37.0	38.0
Landing fees and other rentals	55.9	54.2
Contracted services	39.6	38.4
Selling expenses	33.6	25.0
Depreciation and amortization	56.2	52.8
Food and beverage service	12.3	11.6
Other	47.8	56.8
Fleet transition costs - Q200	-	4.8
Total Operating Expenses	803.9	754.3

Operating Income (Loss)	26.0	(11.9)

Nonoperating Income (Expense)
Interest income	7.5	8.3
Interest expense	(25.6)	(27.8)
Interest capitalized	1.7	2.8
Other - net	0.6	(1.0)
	(15.8)	(17.7)
Income (loss) before income tax	10.2	(29.6)
Income tax expense (benefit)	4.9	(10.4)

Net Income (Loss)	$5.3	$(19.2)

Basic Earnings (Loss) per Share:	$0.15	$(0.53)
Diluted Earnings (Loss) Per Share:	$0.15	$(0.53)
Shares used for computation:
Basic	35.667	36.326
Diluted	36.393	36.326

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(in millions)	Outstanding	Stock	Par Value	at Cost	Loss	Earnings	Total
Balances at December 31, 2009	35.591	$35.8	$767.0	$(5.7)	$(240.0)	$315.0	$872.1
Net income for the three months ended March 31, 2010						5.3	5.3
Other comprehensive income (loss):

Related to marketable securities:
Change in fair value					3.5
Reclassification to earnings					(1.8)
Income tax effect					(0.7)
					1.0		1.0

Adjustments related to employee benefit plans:
Reclassification to earnings					5.4
Income tax effect					(1.7)
					3.7		3.7
Related to interest rate derivative instruments:
Change in fair value					(2.8)
Income tax effect					1.1
					(1.7)		(1.7)

Total comprehensive loss							8.3

Purchase of treasury stock	(0.279)			(10.5)			(10.5)
Stock-based compensation			5.0				5.0
Treasury stock issued under stock plans	0.092			2.4			2.4
Stock issued for employee stock purchase plan	0.016	0.1	0.2				0.3
Stock issued under stock plans	0.316	0.3	7.5				7.8
Balances at March 31, 2010	35.736	$36.2	$779.7	$(13.8)	$(237.0)	$320.3	$885.4

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

	Three Months Ended March 31
(in millions)	2010	2009
Cash flows from operating activities:
Net income (loss)	$5.3	$(19.2)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Fleet transition costs - Q200	-	4.8
Depreciation and amortization	56.2	52.8
Stock-based compensation	5.0	5.4
Increase in air traffic liability	102.6	26.9
Changes in other assets and liabilities-net	(114.6)	(60.6)
Net cash provided by operating activities	54.5	10.1

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(5.0)	(199.5)
Other flight equipment	(14.2)	(17.0)
Other property and equipment	(6.7)	(9.7)
Total property and equipment additions	(25.9)	(226.2)
Proceeds from disposition of assets	1.4	2.3
Purchases of marketable securities	(284.0)	(160.5)
Sales and maturities of marketable securities	261.0	151.9
Restricted deposits and other	(0.4)	(3.3)
Net cash used in investing activities	(47.9)	(235.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	64.0
Proceeds from sale-leaseback transaction, net	-	230.0
Long-term debt payments, including line of credit	(39.8)	(121.5)
Purchase of treasury stock	(10.5)	-
Proceeds from issuance of common stock	11.1	2.0
Other financing activities	(13.9)	5.2
Net cash provided by (used in) financing activities	(53.1)	179.7

Net change in cash and cash equivalents	(46.5)	(46.0)
Cash and cash equivalents at beginning of year	164.2	283.1
Cash and cash equivalents at end of period	$117.7	$237.1

Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$29.5	$28.7
Income taxes	-	-

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

NOTE 1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of March 31, 2010, as well as the results of operations for the three months ended March 31, 2010 and 2009. The adjustments made were of a normal recurring nature.

The Company’s interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Significant estimates made include assumptions used to record expenses and revenues associated with the Company’s Mileage Plan; assumptions used in the calculations of pension expense in the Company’s defined-benefit plans; and the amounts of certain accrued liabilities. Actual results may differ from the Company’s estimates.

Reclassifications
Certain reclassifications have been made to conform the prior year’s data to the current format.

Prospective Accounting Pronouncements
New accounting standards on “Revenue Arrangements with Multiple Deliverables” were issued in September 2009 and update the current guidance pertaining to multiple-element revenue arrangements.  This new guidance will be effective for the Company’s annual reporting period beginning January 1, 2011.  Management is currently evaluating the impact of this new standard on the Company’s financial position, results of operations, cash flows, and disclosures.

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

Amounts measured at fair value as of March 31, 2010 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$85.3	$32.4	$—	$117.7
Marketable securities	139.6	913.9	—	1,053.5

Total	$224.9	$946.3	$—	$1,171.2

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

Marketable securities consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Amortized cost:
Government securities/agencies	$359.5	$376.7
Asset-backed obligations	196.1	215.4
Other corporate obligations	482.2	421.8
	$1,037.8	$1,013.9
Fair value:
Government securities/agencies	$363.1	$381.2
Asset-backed obligations	195.5	214.7
Other corporate obligations	494.9	432.0
	$1,053.5	$1,027.9

Of the marketable securities on hand at March 31, 2010, 22% mature in 2010, 24% in 2011 and 54% thereafter.  Gross realized gains and losses for the three months ended March 31, 2010 and 2009 were not material to the condensed consolidated financial statements.

Some of the Company’s asset-backed securities held at March 31, 2010 had credit losses, as defined in the accounting standards.  These credit losses total $2.2 million and were recorded through earnings in 2009 and represent the difference between the present value of future cash flows and the amortized cost basis of the affected securities. No additional credit losses were recorded in the first quarter of 2010.

Management does not believe the securities associated with the remaining $3.3 million unrealized loss recorded in AOCL are “other-than-temporarily” impaired, as defined in the accounting standards, based on the current facts and circumstances.  Management currently does not intend to sell these securities prior to their recovery nor does it believe that it will be more-likely-than-not that the Company would need to sell these securities for liquidity or other reasons.

Gross unrealized gains and losses, including credit losses, at March 31, 2010 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains in AOCL	Less than 12 months	Greater than 12 months	Total Unrealized Losses	Less: Credit Loss Previously Recorded in Earnings	Net Unrealized Losses in AOCL	Net Unrealized Gains/(Losses) in AOCL	Fair Value of Securities with Unrealized Losses
Government Securities/Agencies	$3.9	$(0.3)	$--	$(0.3)	$--	$(0.3)	$3.6	$127.2
Asset-backed obligations	2.2	(0.3)	(4.7)	(5.0)	(2.2)	(2.8)	(0.6)	61.1
Other corporate obligations	12.9	(0.2)	--	(0.2)	--	(0.2)	12.7	69.6
Total	$19.0	$(0.8)	$(4.7)	$(5.5)	$(2.2)	$(3.3)	$15.7	$257.9

Fair Value of Financial Instruments
The majority of the Company’s financial instruments are carried at fair value.  These include, cash, cash equivalents and marketable securities (Note 2); restricted deposits (Note 6); fuel hedge contracts (Note 3); and interest rate swap agreements (Note 3).  The Company’s long-term fixed-rate debt is not carried at fair value.  The estimated fair value of the Company’s long-term debt is as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at March 31, 2010	$1,815.4	$1,791.5
Long-term debt at December 31, 2009	$1,855.2	$1,821.3

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

NOTE 3.            DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts
The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risk associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil and swap agreements for jet fuel refining margins. The Company records these instruments on the balance sheet at their fair value.  Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three months ended March 31, 2010 and 2009 (in millions):
	2010	2009
Raw or “into-plane” fuel cost	$195.2	$141.9
Losses in value and settlement of fuel hedge contracts	12.1	15.8
Aircraft fuel expense	$207.3	$157.7

Cash received, net of premiums expensed, for hedges that settled in the first quarter of 2010 totaled $0.4 million.  In the first quarter of 2009, the Company recorded a net expense of $25.8 million for hedges settled in that period.

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

Outstanding future fuel hedge positions are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel
Second Quarter 2010	50%	45.9	$69
Third Quarter 2010	50%	48.3	$74
Fourth Quarter 2010	50%	44.5	$83
Remainder of 2010	50%	138.7	$75
First Quarter 2011	50%	44.9	$87
Second Quarter 2011	41%	39.2	$83
Third Quarter 2011	36%	35.6	$86
Fourth Quarter 2011	29%	26.4	$87
Full Year 2011	39%	146.1	$85
First Quarter 2012	23%	21.6	$87
Second Quarter 2012	14%	14.0	$90
Third Quarter 2012	13%	12.8	$95
Fourth Quarter 2012	11%	10.5	$93
Full Year 2012	15%	58.9	$91
First Quarter 2013	6%	5.2	$95
Full Year 2013	1%	5.2	$95

The Company also has financial swap agreements in place to fix the refining margin component for approximately 50%, 21%, and 2% of second, third, and fourth quarter 2010 jet fuel purchases, respectively, at an average price per gallon of 23 cents per gallon, 27 cents per gallon, and 30 cents per gallon, respectively.

As of March 31, 2010 and December 31, 2009, the net fair values of the Company’s fuel hedge positions were as follows (in millions):
	March 31, 2010	December 31, 2009
Crude oil call options or “caps”	$106.1	$115.9
Refining margin swap contracts	0.9	1.1
Total	$107.0	$117.0

The balance sheet amounts include capitalized premiums paid to enter into the contracts of $91.5 million and $88.9 million at March 31, 2010 and December 31, 2009, respectively.

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

The Company has formally designated these swap agreements as hedging instruments and records the effective portion of the hedge as an adjustment to aircraft rent in the condensed consolidated statement of operations in the period of contract settlement.  The effective portion of the changes in fair value for instruments that settle in the future is recorded in AOCL in the condensed consolidated balance sheets.

At March 31, 2010, the Company had a net liability of $0.4 million associated with these contracts recorded in other accrued liabilities in the condensed consolidated balance sheets, all of which is expected to be reclassified into earnings within the next twelve months.  The fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value.  As such, the Company places these contracts in Level 2 of the fair value hierarchy.

8BNOTE 4.            LONG-TERM DEBT
Long-term debt obligations were as follows (in millions):
	March 31, 2010	December 31, 2009
Fixed-rate notes payable due through 2024	$1,406.3	$1,440.2
Variable-rate notes payable due through 2024	409.1	415.0
Long-term debt	1,815.4	1,855.2
22BLess current portion	(158.2)	(156.0)
	$1,657.2	$1,699.2

During the first three months of 2010, the Company had no new debt borrowings and made scheduled debt payments of $39.8 million.

Bank Lines of Credit
The Company terminated is previous $185 million credit facility effective March 30, 2010.  That facility was replaced with two new $100 million credit facilities.  Both facilities have variable interest rates based on LIBOR plus a specified margin.  Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft.  Borrowings on the other $100 million facility, which expires in March 2014, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment.  The Company has no immediate plans to borrow using either of these facilities.  These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million.  The Company is in compliance with this covenant at March 31, 2010.

Pre-delivery Payment Facility
Subsequent to March 31, 2010, the Company terminated its variable-rate pre-delivery payment facility that had been used to provide a portion of the pre-delivery funding requirements for the purchase of new Boeing 737-800 aircraft.  There were no borrowings on this facility as of December 31, 2009 or March 31, 2010.

NOTE 5.            COMMON STOCK REPURCHASE

In June 2009, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock. Through March 31, 2010, the Company had repurchased 1,603,478 shares of its common stock for $34.3 million under this program.  In the first quarter of 2010, 278,900 shares were purchased for $10.5 million.

NOTE 6.            EMPLOYEE BENEFIT PLANS

Pension Plans - Qualified Defined Benefit
Net pension expense for the three months ended March 31 included the following components (in millions):
	2010	2009
Service cost	$8.1	$11.1
Interest cost	16.9	16.7
Expected return on assets	(17.7)	(12.8)
Amortization of prior service cost	(0.2)	1.1
Actuarial loss	5.5	7.2
Net pension expense	$12.6	$23.3

25BThe Company contributed $15.2 million to its qualified defined-benefit plans during the three months ended March 31, 2010, and expects to contribute an additional $30.4 million to these plans during the remainder of 2010.  The Company made $10.6 million in contributions to its defined-benefit pension plans during the three months ended March 31, 2009.

Pension Plans - Nonqualified Defined Benefit
Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.8 million for the three months ended March 31, 2010 and 2009.

Postretirement Medical Benefits
Net periodic benefit cost for the post-retirement medical plans for the three months ended March 31, 2010 and 2009 was $3.1 million and $3.3 million, respectively.

NOTE 7.            OTHER ASSETS
Other assets consisted of the following (in millions):
	March 31, 2010	December 31, 2009
Restricted deposits (primarily restricted investments)	$87.1	$86.7
Deferred costs and other*	92.9	56.5
	$180.0	$143.2
*Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

NOTE 8.            MILEAGE PLAN
Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):
	March 31, 2010	December 31, 2009
Current Liabilities:
Other accrued liabilities	$287.7	$267.9
Other Liabilities and Credits (non-current):
Deferred revenue	395.1	410.6
Other liabilities	12.6	13.2
	$695.4	$691.7

Alaska’s Mileage Plan revenue is included under the following condensed consolidated statements of operations captions for the three months ended March 31 (in millions):
	2010	2009
Passenger revenues	$41.1	$38.8
Other - net revenues	42.0	24.5
	$83.1	$63.3

NOTE 9.            STOCK-BASED COMPENSATION PLANS
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

Stock Options
During the three months ended March 31, 2010 the Company granted 129,970 options with a weighted-average fair value of $18.05 per share.  During the same period in the prior year, the Company granted 384,268 options with a weighted-average fair value of $14.00 per share.

12BThe Company recorded stock-based compensation expense related to stock options of $1.8 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, $4.9 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 2.2 years.

As of March 31, 2010, options to purchase 2,046,098 shares of common stock were outstanding with a weighted-average exercise price of $29.90.  Of that total, 1,305,791 were exercisable at a weighted-average exercise price of $30.32.

Restricted Stock Awards
During the three months ended March 31, 2010, the Company awarded 123,650 restricted stock units (RSUs) to certain employees, with a weighted-average grant date fair value of $33.26.  This amount reflects the value of the total RSU awards at the grant date based on the closing price of the Company’s common stock.

The Company recorded stock-based compensation expense related to RSUs of $2.5 million and $2.8 million for the three-month period ended March 31, 2010 and 2009, respectively.  As of March 31, 2010 $6.9 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 1.9 years.

Performance Stock Awards
From time to time, the Company issues performance stock unit awards (PSUs) to certain executives.  PSUs are similar to RSUs, but vesting is based on performance or market conditions.

PSUs issued in early 2008 vest based on a performance condition tied to the Company achieving a specified pretax margin over a three-year period ending December 31, 2010.  PSUs issued in 2010 vest based on a market condition tied to the Company’s total shareholder return as defined in the plan relative to an airline peer group measured over the three-year period commencing January 1, 2010.  The total grant-date fair value of the PSUs issued in 2010 was $2.5 million.

The Company recorded $0.6 million of compensation expense related to PSUs in the first quarter of 2010.   No expense was recorded in the first quarter of 2009.

Employee Stock Purchase Plan
35BCompensation expense recognized under the Employee Stock Purchase Plan was $0.1 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

Summary of Stock-Based Compensation
The table below summarizes the components of total stock-based compensation for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Stock options	$1.8	$2.3
Restricted stock units	2.5	2.8
Performance stock awards	0.6	--
Employee stock purchase plan	0.1	0.3
Total stock-based compensation	$5.0	$5.4

NOTE 10.          FLEET TRANSITION
26BHorizon Transition to All-Q400 Fleet
Horizon’s long-term goal is to transition to an all-Q400 fleet. During 2009, Horizon had either terminated its remaining Q200 leases or subleased Q200 aircraft to a third party. The total charge associated with removing these aircraft from operation in the first quarter of 2009 was $4.8 million.  This charge represented the estimated loss under potential disposal transactions.

Horizon has 16 Q200 aircraft that are subleased to a third-party carrier, for which an accrual for the estimated sublease loss has been recorded.  The Company is evaluating alternatives to the existing sublease arrangements for these aircraft.  The Company may be required to record a charge if the original lease or sublease arrangements are modified in the future.  However, the nature, timing or amount of any such charge cannot be reasonably estimated at this time.

Horizon operates 18 CRJ-700 aircraft, which the Company plans to remove from its fleet in the future.  Market conditions have hindered the remarketing efforts for these CRJ-700 aircraft resulting in a delay of the fleet transition plan.  Depending on the ultimate disposition of the CRJ-700 aircraft, there may be further associated exit charges.  The Company expects to remove between one and three of these CRJ-700 aircraft from operations in the second quarter of 2010 and sublease them to a third party.  At this time, management expects the loss on the sublease to be approximately $5 million per aircraft.  The nature, timing or amount of any potential gain or loss on any future potential transactions on the remaining aircraft cannot be reasonably estimated at this time.  Horizon also subleases two CRJ-700 aircraft to a third-party carrier.

NOTE 11.          OPERATING SEGMENT INFORMATION
Operating segment information for Alaska and Horizon for the three months ended March 31 was as follows (in millions):
	Three Months Ended March 31,
	2010	2009
Operating revenues:
Alaska – mainline (1)	$661.1	$591.3
Alaska – purchased capacity (1)	U76.5	U61.8
Total Alaska	737.6	653.1
Horizon – brand flying	92.0	89.0
Horizon – capacity purchase arrangement with Alaska	66.4	57.8
Total Horizon	158.4	146.8
Other (2)	0.3	0.3
Elimination of intercompany revenues	(66.4)	(57.8)
29BConsolidated	$30B829.9	$30B742.4
Income (loss) before income tax:
Alaska – mainline	$13.2	$(17.4)
Alaska – purchased capacity	U4.0	(0.9)
Total Alaska	17.2	(18.3)
Horizon	(6.2)	(10.5)
Other (2)	(0.8)	(0.8)
32BConsolidated	$33B10.2	$(29.6)

	March 31, 2010	December 31, 2009
Total assets at end of period:
Alaska	$4,599.5	$4,541.3
Horizon	758.7	724.1
Other (2)	1,075.6	1,052.4
Elimination of intercompany accounts	(1,418.1)	(1,332.8)
Consolidated	$5,015.7	$4,985.0

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

NOTE 12.          CONTINGENCIES
Grievance with International Association of Machinists
In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle.  The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007.  In July 2008, the arbitrator issued a final decision regarding liability.  In that decision, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy.  In February 2010, the arbitrator issued a final decision on the remedy. That decision does not require Alaska to alter the existing subcontracting arrangements for ramp service in Seattle. The award sustains the right to subcontract other operations in the future so long as the requirements of the CBA are met. The award imposed monetary remedies which were paid in the first quarter of 2010.  The amount was not material to the Company’s financial position, statements of operations or cash flows.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment.  MD&A is provided as a supplement to – and should be read in conjunction with – our condensed consolidated financial statements and the accompanying notes.  All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements.  Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission including those listed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  This overview summarizes MD&A, which includes the following sections:

•	First Quarter in Review – highlights from the first quarter of 2010 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations – an in-depth analysis of the results of operations of Alaska and Horizon for the three months ended March 31, 2010.  We believe this analysis will help the reader better understand our condensed consolidated statements of operations.  This section also includes forward-looking statements regarding our view of the remainder of 2010.

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

FIRST QUARTER IN REVIEW
Our consolidated pretax income was $10.2 million for the first quarter of 2010 compared to a $29.6 million pretax loss in the first quarter of 2009.  The year-over-year improvement was due to an $87.5 million increase in operating revenues and flat non-fuel operating expenses, partially offset by a $49.6 million increase in our aircraft fuel costs.

•
Consolidated unit revenues increased 11% over the first quarter of 2009, stemming from significant increases in passenger unit revenues that were driven by higher load factors at both Alaska and Horizon.  Baggage fees contributed $22.7 million to the revenue improvement, reflecting the benefit of our first bag fee that was introduced during the third quarter of 2009.

•
Economic fuel averaged $2.25 per gallon in the first quarter of 2010, compared to $1.91 in 2009.  This increase, partially offset by a slight decline in consumption, resulted in a $27.1 million increase in our economic fuel expense for the quarter.

Other significant developments during the first quarter of 2010 and through the filing of this Form 10-Q are described below.

Operational Performance
Our operational results continue to be among the best in the industry.  For the 12 months ended February 2010, Alaska held the No. 1 spot in on-time performance among the 10 largest U.S. airlines.  And recently, Horizon was ranked among the world’s top five airlines in 2009 on-time performance.

New Lines of Credit
In the first quarter, we established two new $100 million variable-interest rate credit facilities.  These facilities replaced the previous $185 million credit facility that was terminated in March 2010.  Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft.  Borrowings on the other $100 million facility, which expires in March 2014, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment.  We have no immediate plans to borrow using either of these facilities.

New Markets
In the first quarter, Alaska began daily non-stop service between Sacramento and Maui, non-stop service between San Jose and Maui three times per week, and between San Jose and Kona four times per week.

Alaska also recently announced daily non-stop service between Portland and Honolulu beginning in September 2010, between San Diego and Maui beginning in October 2010, and between San Diego and Puerto Vallarta, Mexico beginning in November 2010; and seasonal service four times weekly between Portland and Kona beginning in November 2010.  By the end of the year, Alaska will operate 101 round-trip flights per week to Hawaii – from Seattle, Anchorage, Portland, Oakland, San Jose, Sacramento, and San Diego.

Horizon announced four daily non-stop flights between Los Angeles and San Jose, Calif. beginning in August 2010.

Changes to Certain Fees
We announced that we will begin charging $20 for each of the first three checked bags.  This increases the current service charge for the first bag from $15, but decreases the charges for the second and third bags.  We also announced that we would reduce and simplify fees for unaccompanied minors and eliminate free same-day standby travel and courtesy holds on tickets purchased through Alaska/Horizon reservations or our websites. We expect these changes to provide incremental revenue of approximately $30 million annually.   These changes will be effective beginning June 16, 2010.

On-Board Wi-Fi
In the first quarter of 2010, Alaska announced its selection of Aircell to provide inflight Wi-Fi service, discontinuing its testing with Row 44 satellite-based equipment.  Installation of Aircell’s equipment began in March and we expect that most of the fleet will be equipped by the end of 2010.

Horizon Maintenance
In the course of business, Horizon periodically evaluates outsourcing certain functions.  Management is currently evaluating the potential cost savings related to outsourcing a portion of heavy maintenance work currently performed by Horizon.  No final decisions have been made at this time.

Outlook
Given our normal seasonal pattern, we are encouraged that we are starting out the year with a first-quarter profit.  We have typically reported a loss in the first quarter.

Looking ahead, advance bookings for May and June are up on average across the Air Group system compared to the same periods in 2009 and early yield trends are encouraging. With the new service described above, we now expect  Alaska’s mainline capacity to grow by 4% - 5% as compared to 2009.  We expect Horizon system-wide capacity to be relatively flat in 2010 as compared to 2009.

RESULTS OF OPERATIONS
COMPARISON OF QUARTER ENDED MARCH 31, 2010 TO QUARTER ENDED MARCH 31, 2009
Our consolidated net income for the first quarter of 2010 was $5.3 million, or $0.15 per diluted share, compared to a net loss of $19.2 million, or $0.53 per share, in 2009.  Both periods include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market accounting related to our fuel hedge portfolio.  In the first quarter of 2010, we recognized net mark-to-market losses of $12.5 million ($7.8 million after tax, or $0.21 per share), compared to gains of $10.0 million ($6.2 million after tax, or $0.17 per share) in the first quarter of 2009.

We believe disclosure of earnings excluding the impact of these individual charges is useful information to investors and other readers because:
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

Excluding the mark-to-market adjustments noted above, and as shown in the following table, our consolidated net income for the first quarter of 2010 was $13.1 million, or $0.36 per diluted share, compared to an adjusted consolidated net loss of $25.4 million, or $0.70 per share, in the first quarter of 2009.

	Three Months Ended March 31,
	2010		2009
(in millions except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income (loss) and diluted EPS, excluding noted items	$13.1	$0.36	$(25.4)	$(0.70)
Mark-to-market fuel hedge adjustments, net of tax	(7.8)	(0.21)	6.2	0.17
Net income (loss) and diluted EPS as reported	$5.3	$0.15	$(19.2)	$(0.53)

INDIVIDUAL SUBSIDIARY RESULTS
Our consolidated results are primarily driven by the results of our two operating carriers. Alaska reported pretax income of $17.2 million and Horizon reported a pretax loss of $6.2 million in the first quarter of 2010. Financial and statistical data for Alaska and Horizon are shown on pages 22 and 29, respectively. An in-depth discussion of the results of Alaska and Horizon begins on pages 23 and 30, respectively.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended March 31

Financial Data (in millions):	2010		2009		% Change
Operating Revenues:
Passenger	$587.0		$539.8		8.7
Freight and mail	22.0		18.3		20.2
Other - net	52.1		33.2		56.9
Total mainline operating revenues	661.1		591.3		11.8
Passenger - purchased capacity	76.5		61.8		23.8
Total Operating Revenues	737.6		653.1		12.9

Operating Expenses:
Wages and benefits	191.2		197.4		(3.1)
Variable incentive pay	14.8		7.1		108.5
Aircraft fuel, including hedging gains and losses	171.7		131.9		30.2
Aircraft maintenance	42.1		46.3		(9.1)
Aircraft rent	25.9		26.5		(2.3)
Landing fees and other rentals	41.7		40.8		2.2
Contracted services	30.6		30.5		0.3
Selling expenses	26.7		19.1		39.8
Depreciation and amortization	45.7		43.3		5.5
Food and beverage service	11.8		11.0		7.3
Other	34.8		42.8		(18.7)
Total mainline operating expenses	637.0		596.7		6.8
Purchased capacity costs	72.5		62.7		15.6
Total Operating Expenses	709.5		659.4		7.6

Operating Income (Loss)	28.1		(6.3)		NM

Interest income	8.6		10.1
Interest expense	(22.1)		(23.9)
Interest capitalized	1.7		2.5
Other - net	0.9		(0.7)
	(10.9)		(12.0)

Income (Loss) Before Income Tax	$17.2		$(18.3)		NM

Mainline Operating Statistics:
Revenue passengers (000)	3,641		3,573		1.9
RPMs (000,000) "traffic"	4,472		4,179		7.0
ASMs (000,000) "capacity"	5,541		5,520		0.4
Passenger load factor	80.7%		75.7%		5.0	pts
Yield per passenger mile	13.13	¢	12.92	¢	1.6
Operating revenue per ASM	11.93	¢	10.71	¢	11.4
Passenger revenue per ASM	10.59	¢	9.78	¢	8.3
Operating expenses per ASM	11.50	¢	10.81	¢	6.4
Operating expenses per ASM, excluding fuel	8.40	¢	8.42	¢	(0.2)
Aircraft fuel cost per gallon	$2.38		$1.80		32.3
Economic fuel cost per gallon	$2.25		$1.91		17.8
Fuel gallons (000,000)	72.3		73.3		(1.4)
Average number of full-time equivalent employees	8,537		9,021		(5.4)
Aircraft utilization (blk hrs/day)	9.3		9.9		(6.1)
Average aircraft stage length (miles)	1,068		1,016		5.1
Operating fleet at period-end	112		112		-

Purchased Capacity Operating Statistics:
RPMs (000,000)	271		215		26.0
ASMs (000,000)	369		316		16.8
Passenger load factor	73.4%		68.0%		5.4	pts
Yield per passenger mile	28.23	¢	28.74	¢	(1.8)
Operating revenue per ASM	20.73	¢	19.56	¢	6.0
Operating expenses per ASM	19.65	¢	19.84	¢	(1.0)

NM = Not Meaningful

ALASKA AIRLINES
Alaska reported income before income taxes of $17.2 million during the first quarter of 2010 compared to an $18.3 million pretax loss in the first quarter of 2009.

Excluding the mark-to-market adjustments in each period as noted in the table below, Alaska would have reported pretax income of $26.5 million in the first quarter of 2010, compared to a pretax loss of $26.6 million in the same period of 2009.

	Three Months Ended March 31
(in millions)	2010	2009
Income (loss) before income taxes, excluding items below	$26.5	$(26.6)
Mark-to-market fuel hedge adjustments	(9.3)	8.3
Income (loss) before income taxes as reported	$17.2	$(18.3)

The discussion below outlines significant variances between the two periods.

ALASKA REVENUES
Total operating revenues increased $84.5 million, or 12.9%, during the first quarter of 2010 as compared to the same period in 2009.  The components of Alaska’s revenue are summarized in the following table:

	Three Months Ended March 31
(in millions)	2010	2009	% Change
Passenger revenue - mainline	$587.0	$539.8	8.7
Freight and mail	22.0	18.3	20.2
Other - net	52.1	33.2	56.9
Total mainline operating revenues	$661.1	$591.3	11.8
Passenger revenue - purchased capacity	76.5	61.8	23.8
Total Operating Revenues	$737.6	$653.1	12.9

Operating Revenue – Mainline
Mainline passenger revenue increased 8.7% on an 8.3% increase in passenger revenue per available seat mile (PRASM) on relatively flat capacity.  The increase in PRASM was driven by a five-point increase in load factor and a 1.6% increase in yields compared to the first quarter of 2009.

Our load factor in April 2010 was 82.9%, compared to 78.9% in April 2009.  Our advance bookings currently suggest that load factors will be up about four points in May and 3 ½ points in June compared to the prior year.

Ancillary revenues included in passenger revenue increased from $24.3 million in the first quarter of 2009 to $38.0 million in the first quarter of 2010.  The increase is primarily due to the implementation of a first checked bag service charge in the third quarter of 2009.  Revenue from the first bag service charge for mainline operations was $16.6 million in the first quarter of 2010.  Without the first bag service charge revenue, yields would have declined by 1.3% compared to the first quarter of 2009.

Freight and mail revenue increased by $3.7 million, or 20.2%, primarily as a result of higher volumes and yields and higher fuel surcharges.

Other – net revenues increased $18.9 million, or 56.9%.  Mileage Plan revenues increased by $17.5 million primarily because of an increase in the rate paid to us by our credit card partner under the affinity card agreement.  This agreement was finalized in the second quarter of 2009.

Passenger Revenue – Purchased Capacity
Passenger revenue – purchased capacity increased by $14.7 million to $76.5 million because of a 16.8% increase in capacity and a 6.0% increase in unit revenues compared to the prior year.  Unit revenues have increased as a result of a 5.4-point increase in load factors, partially offset by a 1.8% decline in yields.  The decline in yields was tempered by $2.8 million revenue from the first bag service charge.

ALASKA EXPENSES
For the quarter, total operating expenses increased $50.1 million compared to the same period in 2009 mostly as a result of an increase in fuel expense. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31
(in millions)	2010	2009	% Change
Mainline fuel expense	$171.7	$131.9	30.2
Mainline non-fuel expenses	465.3	464.8	0.1
Mainline operating expenses	637.0	596.7	6.8
Purchased capacity costs	72.5	62.7	15.6
Total Operating Expenses	$709.5	$659.4	7.6

Mainline Operating Expenses
Total mainline operating expenses increased $40.3 million from the first quarter of 2009. The increase was primarily due to the $39.8 million increase in aircraft fuel expense compared to the first quarter of 2009 and relatively flat non-fuel operating expenses.  Significant individual expense variances from the first quarter of 2009 are described more fully below.

Wages and Benefits
Wages and benefits declined $6.2 million, or 3.1%, compared to the first quarter of 2009.  The components of wages and benefits are shown in the following table:

	Three Months Ended March 31
(in millions)	2010	2009	% Change
Wages	$133.8	$134.6	(0.6)
Pension and defined-contribution retirement benefits	21.2	29.1	(27.1)
Medical benefits	21.7	18.9	14.8
Other benefits and payroll taxes	14.5	14.8	(2.0)
Total wages and benefits	$191.2	$197.4	(3.1)

Wages were relatively flat on a 5.4% reduction in full-time equivalent employees (FTE) compared to the first quarter of 2009.  Wages have not declined in step with the FTE reduction because of higher wage rates for the pilot group in connection with their new contract (which was effective April 1, 2009), and higher average wage rates for other employees following 2009 furloughs, which are generally seniority-based.

The 27.1% decline in pension and other retirement-related benefits is primarily due to an $11.3 million decline in our defined-benefit pension cost driven by the improved funded status at the end of 2009 as compared to the previous year and the closing of the defined-benefit pension plan to new pilot entrants effective with their new contract in 2009.  The defined-benefit pension plan is now closed to all new entrants.

Medical benefits increased 14.8% from the prior-year period primarily as a result of higher post-retirement medical cost for the pilot group in connection with their new contract effective April 2009 and generally higher costs of medical and dental services.

We expect wages and benefits to be lower in 2010 than in 2009 because of the same reasons discussed above.

Variable Incentive Pay
Variable incentive pay increased from $7.1 million in the first quarter of 2009 to $14.8 million in the first quarter of 2010. Pilots, flight attendants, mechanics, and ramp service agents were all added to the Performance-Based Pay (PBP) incentive plan throughout 2009. These groups, other than the flight attendants, were not included in the PBP plan in the first quarter of 2009.  The increase also reflects our expectations for the full year as of the end of the first quarter this year compared to where our expectations were at the end of the first quarter of 2009.  For the full year of 2010, we currently expect incentive pay to be approximately $60 million compared to the $61.6 million we ultimately recorded in 2009.

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

Aircraft fuel expense increased $39.8 million, or 30.2%, compared to the first quarter of 2009.  The elements of the change are illustrated in the following table:

	Three Months Ended March 31
(in millions, except per-gallon amounts)	2010	2009	% Change
Fuel gallons consumed	72.3	73.3	(1.4)
Raw price per gallon	$2.25	$1.62	38.9
Total raw fuel expense	$162.7	$118.8	37.0
Net impact on fuel expense from losses arising from fuel-hedging activities	9.0	13.1	NM
Aircraft fuel expense	$171.7	$131.9	30.2

NM = Not meaningful

Fuel gallons consumed decreased by 1.4% primarily as a result of a longer average aircraft stage length as we continue to add more capacity to long-haul routes such as Hawaii.

The raw fuel price per gallon increased by 38.9% as a result of higher West Coast jet fuel prices that were primarily due to an increase in crude oil costs.

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

Our economic fuel expense is calculated as follows:
	Three Months Ended March 31
(in millions, except per-gallon amounts)	2010	2009	% Change
Raw fuel expense	$162.7	$118.8	37.0
Plus or minus: net of cash received from settled hedges and premium expense recognized	(0.3)	21.4	NM
Economic fuel expense	$162.4	$140.2	15.8
Fuel gallons consumed	72.3	73.3	(1.4)
Economic fuel cost per gallon	$2.25	$1.91	17.8

NM = Not meaningful

As noted in the above table, the total net benefit recognized for hedges that settled during the period was $0.3 million in the first quarter of 2010, compared to net expense of $21.4 million in the same period of 2009.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement.

Aircraft Maintenance
Aircraft maintenance declined by $4.2 million, or 9.1%, compared to the prior-year quarter because of fewer airframe maintenance events during the period and lower component costs.  The number of events is mostly due to timing and we expect that the full-year maintenance cost will be relatively flat as compared to 2009.

Selling Expenses
Selling expenses increased by $7.6 million, or 39.8%, compared to the first quarter of 2009 as a result of higher credit card and travel agency commissions and ticket distribution costs resulting from the increase in passenger traffic and average fares.  We expect selling expense to be higher than 2009 levels for these same reasons.

Other Operating Expenses
Other operating expenses decreased by $8.0 million, or 18.7%, from the first quarter of 2009 because of a decline in professional services, lower de-icing costs stemming from a milder winter on the West coast, lower personnel non-wage costs such as hotels, a decline in passenger inconvenience costs as a result of the improvement in operational reliability, and lower legal costs.

Mainline Unit Costs per Available Seat Mile
Our mainline operating costs per ASM are summarized below:
	Three Months Ended March 31
	2010		2009		% Change
Total mainline operating expenses per ASM (CASM)	11.50	¢	10.81	¢	6.4
Less the following components:
Aircraft fuel cost per ASM	3.10	¢	2.39	¢	29.7
CASM, excluding fuel	8.40	¢	8.42	¢	(0.2)

We have listed separately in the above table our fuel costs per ASM and our unit costs, excluding fuel.  These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress.  We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

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

•
Cost per ASM excluding fuel and certain special items is one of the most important measures used by management of both Alaska and Horizon and by the Board of Directors in assessing quarterly and annual cost performance.  For Alaska Airlines, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 fleet branded in Alaska Airlines livery.  The revenue and expenses associated with purchased capacity are evaluated separately.

•	Cost per ASM excluding fuel (and other items as specified in our plan documents) is an important metric for the employee incentive plan that covers the majority of our employees.

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

We currently forecast our mainline costs per ASM excluding fuel and other special items for the second quarter and full year of 2010 to be down approximately 4% - 5% and 3% - 4%, respectively, compared to 2009.

Purchased Capacity Costs
Purchased capacity costs increased $9.8 million, or 15.6%, compared to the first quarter of 2009 to $72.5 million.  Of the total, $66.4 million was paid to Horizon under the CPA for 353 million ASMs, a capacity increase of 18.1% from the first quarter of 2009. This expense is eliminated in consolidation.

Horizon Air Financial and Statistical Data (unaudited)

	Three Months Ended March 31

Financial Data (in millions):	2010		2009		% Change
Operating Revenues:
Passenger - brand flying	$89.3		$86.6		3.1
Passenger - Alaska capacity purchase arrangement	66.4		57.8		14.9
Total passenger revenue	155.7		144.4		7.8
Freight and mail	0.6		0.7		(14.3)
Other - net	2.1		1.7		23.5
Total Operating Revenues	158.4		146.8		7.9

Operating Expenses:
Wages and benefits	45.4		46.4		(2.2)
Variable incentive pay	3.1		2.2		40.9
Aircraft fuel, including hedging gains and losses	35.6		25.8		38.0
Aircraft maintenance	14.9		13.4		11.2
Aircraft rent	11.1		11.5		(3.5)
Landing fees and other rentals	14.5		13.7		5.8
Contracted services	8.3		7.5		10.7
Selling expenses	6.9		5.9		16.9
Depreciation and amortization	10.2		9.2		10.9
Food and beverage service	0.5		0.6		(16.7)
Other	9.5		11.0		(13.6)
Fleet transition costs - Q200	-		4.8		NM
Total Operating Expenses	160.0		152.0		5.3

Operating Loss	(1.6)		(5.2)		NM

Interest income	0.5		0.4
Interest expense	(5.1)		(6.0)
Interest capitalized	-		0.3
	(4.6)		(5.3)

Loss Before Income Tax	$(6.2)		$(10.5)		NM

Operating Statistics:
Revenue passengers (000)	1,584		1,546		2.5
RPMs (000,000) "traffic"	566		524		8.0
ASMs (000,000) "capacity"	793		787		0.8
Passenger load factor	71.4%		66.6%		4.8	pts
Yield per passenger mile	27.51	¢	27.56	¢	(0.2)
Operating revenue per ASM	19.97	¢	18.65	¢	7.1
Passenger revenue per ASM	19.63	¢	18.35	¢	7.0
Operating expenses per ASM	20.18	¢	19.31	¢	4.5
Operating expenses per ASM, excluding fuel	15.69	¢	16.04	¢	(2.2)
Q200 fleet transition costs per ASM	0.00	¢	0.61	¢	NM
Aircraft fuel cost per gallon	$2.51		$1.78		41.0
Economic fuel cost per gallon	$2.28		$1.90		20.0
Fuel gallons (000,000)	14.2		14.5		(2.1)
Average number of full-time equivalent employees	3,161		3,382		(6.5)
Aircraft utilization (blk hrs/day)	7.6		8.3		(8.4)
Average aircraft stage length (miles)	326		315		3.5
Operating fleet at period-end	58		55		3	a/c

NM = Not Meaningful

HORIZON AIR
Horizon reported a loss before income taxes of $6.2 million during the first quarter of 2010 compared to $10.5 million in the same period of 2009.  The improvement is primarily due to higher operating revenues, relatively flat non-fuel expenses, and the absence this year of Q200 fleet transition costs, partially offset by a 38.0% increase in fuel costs.

Excluding the mark-to-market adjustments in each period as noted in the table below, Horizon would have reported a pretax loss of $3.0 million in the first quarter of 2010, compared to a pretax loss of $12.2 million in the same period of 2009.

	Three Months Ended March 31,
(in millions)	2010	2009
Loss before income taxes, excluding items below	$(3.0)	$(12.2)
Mark-to-market fuel hedge adjustments	(3.2)	1.7
Loss before income taxes as reported	$(6.2)	$(10.5)

The discussion below outlines significant variances between the two periods.

HORIZON REVENUES
For the first quarter of 2010, operating revenues increased $11.6 million, or 7.9%, compared to 2009.  Horizon’s passenger revenues are summarized in the table below:

	Three Months Ended March 31
	2010		2009
(dollars in millions)	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon "brand" flying	$89.3	55	$86.6	62
Revenue from CPA with Alaska	66.4	45	57.8	38
Total passenger revenue and % of ASMs	$155.7	100	$144.4	100

Line-of-business information is presented in the table below.  In the CPA arrangement, Alaska assumes the market revenue risk and pays Horizon an agreed-upon rate based on capacity.   As a result, yield and load factor information for the CPA arrangement are not presented.

	Three Months Ended March 31, 2010
	Capacity and Mix			Load Factor			Yield			RASM
	2010 Actual (in millions)	Change Y-O-Y	Current % Total	Actual	Point Change Y-O-Y		Actual		Change Y-O-Y	Actual		Change Y-O-Y
Brand Flying	440	(9.8%)	55	69.3%	3.8	pts	29.27	¢	8.0%	20.90	¢	14.6%
Alaska CPA	353	18.1%	45	NM	NM		NM		NM	NM		NM
System Total	793	0.8%	100	71.4%	4.8	pts	27.51	¢	(0.2%)	19.97	¢	7.1%
NM = Not meaningful

Horizon brand flying includes those routes in the Horizon system not included in the Alaska CPA. Horizon has the inventory and revenue risk in those markets.  Passenger revenue from Horizon brand flying increased $2.7 million or 3.1% on a 14.3% increase in passenger unit revenues, partially offset by a nearly 10% decline in brand capacity. The increase in unit revenues is primarily due to a 3.8-point increase in brand load factor and an 8% improvement in yield in those markets.

Revenue from the CPA flying performed on behalf of Alaska totaled $66.4 million during the first quarter of 2010 compared to $57.8 million in the first quarter of 2009. The increase is primarily due to an 18.1% increase in capacity provided under this arrangement. Under the CPA, the fee paid by Alaska is based on an agreed-upon capacity rate, which we expect to be adjusted in the future as we move to closer to market rates.  This revenue is eliminated in consolidation.

HORIZON EXPENSES
Total operating expenses increased $8.0 million, or 5.3%, as compared to the same period in 2009. Significant period-over-period changes in the components of operating expenses are as follows:

Wages and Benefits
Wages and benefits decreased $1.0 million, or 2.2%, compared to the first quarter of 2009. The primary components of wages and benefits are shown in the following table:

	Three Months Ended March 31
(in millions)	2010	2009	% Change
Wages	$33.4	$34.2	(2.3)
Medical benefits	5.6	4.8	16.7
Other benefits and payroll taxes	6.4	7.4	(13.5)
Total wages and benefits	$45.4	$46.4	(2.2)

Wages declined 2.3% primarily as a result of a 6.5% decline in full-time equivalent employees, offset by slightly higher wages per employee.  The increase in average wages per employee is due to a higher average employee seniority level as recent furloughs have involved less senior employees.

We expect that wages and benefits will be lower for the full year when compared to 2009 for these same reasons.

Aircraft Fuel
Aircraft fuel increased $9.8 million, or 38.0%, compared to the first quarter of 2009.  The elements of the change are illustrated in the following table:

	Three Months Ended March 31
(in millions, except per-gallon amounts)	2010	2009	% Change
Fuel gallons consumed	14.2	14.5	(2.1)
Raw price per gallon	$2.29	$1.59	44.0
Total raw fuel expense	$32.5	$23.1	40.7
Impact on fuel expense from (gains) and losses arising from fuel-hedging activities	3.1	2.7	NM
Aircraft fuel expense	$35.6	$25.8	38.0

NM = Not meaningful

The raw fuel price per gallon increased by 44% as a result of higher West Coast jet fuel prices.  Based on the current price of jet fuel, we expect that the raw price per gallon in 2010 will be higher than in 2009.

Our economic fuel expense is calculated as follows:
	Three Months Ended March 31
(in millions, except per-gallon amounts)	2010	2009	% Change
Raw fuel expense	$32.5	$23.1	40.7
Plus or minus: net of cash received from settled hedges and premium expense recognized	(0.1)	4.4	NM
Economic fuel expense	$32.4	$27.5	17.8
Fuel gallons consumed	14.2	14.5	(2.1)
Economic fuel cost per gallon	$2.28	$1.90	20.0

NM = Not meaningful

The total net benefit recognized for hedges that settled during the period was $0.1 million in the first quarter of 2010 compared to net expense of $4.4 million in the first quarter of 2009.  These amounts represent the premium expense recognized hedges that settle during the reported period net of any cash received or paid upon settlement.

Fleet Transition Costs
Fleet transition costs associated with the sublease of Q200 aircraft were $4.8 million during the first quarter of 2009, compared to none this year.  The first quarter 2009 charge represents the estimated lease termination cost associated with the final six Q200 aircraft that were completely removed from operation in that quarter.

Operating Costs per Available Seat Mile (CASM)
Our operating costs per ASM are summarized below:
	Three Months Ended March 31
	2010		2009		% Change
Total operating expenses per ASM (CASM)	20.18	¢	19.31	¢	4.5
Less the following components:
Aircraft fuel cost per ASM	4.49	¢	3.27	¢	37.3
CASM, excluding fuel	15.69	¢	16.04	¢	(2.2)
Fleet transition costs per ASM	0.00	¢	0.61	¢	NM
CASM, excluding fuel and fleet transition costs	15.69	¢	15.43	¢	1.7

NM = Not meaningful

We currently expect our costs per ASM excluding fuel to be flat in the second quarter and down 2% - 3% for the full year of 2010 compared to 2009.

Consolidated Nonoperating Income (Expense)
Net nonoperating expense was $15.8 million in the first quarter of 2010 compared to $17.7 million in the first quarter of 2009.  Interest expense declined $2.2 million primarily resulting from lower interest rates on our variable-rate debt.  Capitalized interest was $1.1 million lower than in the first quarter of 2009 because of lower advance aircraft purchase deposits.

Consolidated Income Tax Expense (Benefit)
We provide for income taxes each quarter based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual rate.  For the first quarter of 2010, we used the actual year-to-date effective tax rate, as we believe it to be our best estimate of the full-year rate at this time because of the difficulty in estimating the full-year pretax income or loss and our resulting effective tax rate.  Our effective income tax rate on pretax earnings for the first quarter of 2010 was 48.0%, compared to 35.1% in the first quarter of 2009.  In arriving at this rate, we considered a variety of factors, including year-to-date pretax results, the U.S. federal rate of 35%, estimated nondeductible expenses and estimated state income taxes.

We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pretax income or loss and the magnitude of any nondeductible expenses in relation to that pretax amount.

Critical Accounting Estimates
For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Health Care Legislation
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 (the Acts) became law.  Based on our preliminary review, the Acts do not appear to create any substantial, immediate costs.  Because we do not provide retirees with medical coverage once they have reached Medicare eligibility, the elimination of the tax deduction related to the Medicare Part D subsidy in the Patient Protection and Affordable Care Act will not impact our financial statements.  We are continuing to evaluate the impact, if any, of the Acts on our financial position and results of operations. Given the scope and complexity of the legislation and the fact that extensive implementing regulations remain to be finalized, it is difficult to predict future impacts of this legislation.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are our existing cash and marketable securities balance of $1.2 billion (which represents 34% of trailing twelve months revenue) and our expected cash flow from operations.  We also have other sources of liquidity such as the ability to finance unencumbered aircraft, our combined $200 million bank line-of-credit facilities, and a “forward sale” of mileage credits to our affinity card bank partner. Because of the severe economic uncertainty in 2009 and the volatility of fuel prices in recent years, we intentionally increased our balance of cash and marketable securities to current levels.  As the economic climate stabilizes, we plan to reduce our cash and marketable securities to 25% to 30% of revenues over the next two years, through debt repayment, further share repurchases, pension funding, or a combination thereof.  We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

We believe that our current cash and marketable securities balance of $1.2 billion combined with future cash flows from operations and other sources of liquidity will be more than adequate to fund our operations, meet our capital commitments and debt obligations for at least the next 12 months and would continue to be sufficient if we reduce our cash balance as described above.

In our cash and marketable securities portfolio, we generally invest only in U.S. government securities, asset-backed obligations and corporate debt securities.  We do not generally invest in equities and we do not invest in auction-rate securities.  As of March 31, 2010, we had a $15.7 million net unrealized gain associated with our cash and marketable securities balance.

Our overall investment strategy for our marketable securities portfolio has a primary goal of maintaining and securing the investment principal.  Our investment portfolio is managed by reputable financial institutions and continually reviewed to ensure that the investments are aligned with our strategy.
The table below presents the major indicators of financial condition and liquidity.

	March 31, 2010	December 31, 2009	Change
(dollars in millions)
Cash and marketable securities	$1,171.2	$1,192.1	$(20.9)
Cash and marketable securities as a percentage of last twelve months revenue	34%	35%	(1	)pt
Long-term debt, net of current portion	$1,657.2	$1,699.2	$(42.0)
Shareholders' equity	$885.4	$872.1	$13.3
Long-term debt-to-capital assuming aircraft operating leases are capitalized
at seven times annualized rent	75%: 25%	76%:24%	NA

The following discussion summarizes the primary drivers of the decrease in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS
Cash Provided by Operating Activities
During the first quarter of 2010, net cash provided by operating activities was $54.5 million, compared to $10.1 million generated in the first quarter of 2009. The increase in operating cash flow was primarily due to the improvement in earnings and increase of cash inflows for advance ticket sales as compared to the first quarter of 2009.  These increases were partially offset by the payment of 2009 incentive pay in the first quarter of 2010, which was significantly larger than the payment of 2008 incentive pay in the first quarter of 2009.

We typically generate positive cash flows from operations and expect to do so in 2010, but historically we have consumed substantially all of that cash plus additional debt proceeds for capital expenditures and debt payments.  In 2010, however, we anticipate much lower capital expenditures than in the past several years and may choose to use our operating cash flow to prepay long-term debt, provide more funding to our pension plans, repurchase our common stock, or a combination thereof.

Cash Used in Investing Activities
Cash used in investing activities was $47.9 million during the first quarter of 2010, compared to $235.8 million during the same period of 2009.  Our capital expenditures were lower in the first quarter of 2010 as we purchased no new aircraft in the first quarter of 2010.

We currently expect total capital expenditures for 2010 to be as follows (in millions):

	Aircraft-related	Non-aircraft	Total
Alaska	$115	$80	$195
Horizon	3	5	8
Total Air Group	$118	$85	$203

A significant portion of the non-aircraft capital expenditures is for Alaska’s planned move to Terminal 6 at Los Angeles International Airport.  We are working with Los Angeles World Airports (LAWA) on a project management agreement, whereby we may manage and finance a significant portion of the total cost of the project, which will then be reimbursed by LAWA and the Transportation Security Administration. We are currently in negotiations with LAWA to finalize the project management and funding specifics.

Cash Provided by Financing Activities
Net cash used for financing activities was $53.1 million during the first quarter of 2010 compared to $179.7 million of cash provided by financing activities during the same period of 2009.  The decline is primarily due to the proceeds from the sale-leaseback transaction in the first quarter of 2009 for six B737-800 aircraft and no new issuances of debt in the first quarter of 2010.

Bank Line-of-Credit Facilities
We terminated our previous $185 million credit facility effective March 30, 2010.  That facility was replaced with two new $100 million credit facilities.  Both facilities have variable interest rates based on LIBOR plus a specified margin.  Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft.  Borrowings on the other $100 million facility, which expires in March 2014, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment.  We have no immediate plans to borrow using either of these facilities.

Pre-delivery Payment Facility
Subsequent to the end of the 2010 first quarter, we terminated our pre-delivery payment facility.  There were no outstanding borrowings under this facility as of March 31, 2010.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements
Aircraft Purchase Commitments
We have firm orders to purchase 23 aircraft requiring future aggregate payments of approximately $571.5 million, as set forth below.  Alaska has options to acquire 40 additional B737s and Horizon has options to acquire 10 Q400s.

The following table summarizes aircraft purchase commitments as of March 31, 2010 and payments by year:

	Delivery Period - Firm Orders
Aircraft	April 1 – December 31, 2010	2011	2012	2013	2014	2015	Total
Boeing 737-800	4	3	2	2	2	2	15
Bombardier Q400	-	-	4	4	-	-	8
Total	4	3	6	6	2	2	23
Payments (in millions)	$107.3	$89.0	$144.8	$143.1	$55.1	$32.2	$571.5

The 2010 deliveries of B737-800 aircraft are all expected to occur in the second and third quarters.

We expect to pay for the four B737-800 aircraft deliveries in 2010 with cash on hand. We expect to pay for the firm orders beyond 2010 and the option aircraft, if exercised, through internally generated cash, long-term debt, or operating lease agreements.

Contractual Obligations
The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of March 31, 2010.
	April 1 – Dec. 31,					Beyond
(in millions)	2010	2011	2012	2013	2014	2014	Total
Current and long-term debt obligations	$116.2	$191.5	$236.3	$195.8	$162.6	$913.0	$1,815.4
Operating lease commitments (1)	107.0	195.8	194.6	157.5	139.9	425.2	1,220.0
Aircraftpurchase commitments	107.3	89.0	144.8	143.1	55.1	32.2	571.5
Interest obligations (2)	69.0	99.2	88.6	73.3	61.8	184.0	575.9
Other purchase obligations (3)	51.5	51.9	52.2	42.2	54.3	--	252.1
Total	$451.0	$627.4	$716.5	$611.9	$473.7	$1,554.4	$4,434.9
(1) Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.  The aircraft operating leases include lease obligations for two leased MD-80 aircraft and 16 leased Q200 aircraft, all of which  are no longer in our operating fleets.   We have accrued for these lease commitments based on their discounted future cash flows and we remain obligated under the existing lease contracts on these aircraft.
(2) For variable-rate debt, future obligations are shown above using interest rates in effect as of March 31, 2010.
(3) Includes minimum obligations under our long-term power-by-the-hour maintenance agreements for all B737 engines other than the B737-800.

Pension Obligations
The “Contractual Obligations” table above excludes contributions to our various defined-benefit pension plans, which could be approximately $45 million to $75 million per year based on our historical funding practice.  There is no minimum required contribution in 2010, although the company does plan to contribute approximately $45 million to the plans in 2010.

Effect of Inflation
Inflation and price changes other than for aircraft fuel and passenger fares do not have a significant effect on our operating revenues, operating expenses and operating income.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2009 10-K except as follows:

Market Risk – Aircraft Fuel
Currently, our fuel-hedging portfolio consists almost exclusively of crude oil call options and jet fuel refining margin swap contracts.  We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices.  Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices.  With these call option contracts, we still benefit from the decline in crude oil prices, as there is no downward exposure other than the premiums that we pay to enter into the contracts.  We believe there is risk in not hedging against the possibility of fuel price increases.  We estimate that a 10% increase or decrease in crude oil prices as of March 31, 2010 would increase or decrease the fair value of our $106.1 million crude oil hedge portfolio by approximately $44.1 million and $37.5 million, respectively.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.  We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions.  For more discussion, see Note 3 to our condensed consolidated financial statements.

Financial Market Risk
In this current economic environment, significant volatility in market values and interest rates is common.  We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio.  Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates.  This exposure is somewhat mitigated through our variable-rate investment portfolio.  We have investments in marketable securities, which are exposed to market risk associated with changes in interest rates and market values.  We generally invest only in government and corporate bond obligations.  We do not invest in auction-rate securities.

ITEM 4.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting
We made no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Maximum approximate remaining dollar value of shares that can be repurchased under the plan (1)
February 11, 2010 – February 28, 2010 (1)	72,000	$34.39
March 1, 2010 – March 31, 2010 (1)	206,900	38.76
Total	278,900	$37.64	$15,737,628

(1)
Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in June 2009. The plan expires after twelve months.  Additional purchases have been made subsequent to March 31, 2010.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.       OTHER INFORMATION
None.

ITEM 6.       EXHIBITS

See Exhibit Index on page 39.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  May 5, 2010

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

10.1 *#
Credit Agreement, dated March 31, 2010, among Alaska Airlines, Inc., as borrower, Wells Fargo Capital Finance, LLC as agent, U.S. Bank National Association as documentation agent, and other lenders (Wells Fargo Credit Agreement)

10.2 *#
Credit Agreement, dated March 31, 2010, among Alaska Airlines, Inc., as borrower, Citibank, N.A., as administrative agent, Bank of America, N.A. as syndication agent, and other lenders (Citibank Credit Agreement)

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

* Filed herewith.

# Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securiites and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.