Form 10-Q
period 2010-08-05
ALASKA AIR GROUP INC
filed 2010-08-05
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The registrant has 35,817,109 common shares, par value $1.00, outstanding at July 31, 2010.

ALASKA AIR GROUP, INC.
Quarterly Report on Form 10-Q for the three months ended June 30, 2010

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS
(in millions)	June 30, 2010	December 31, 2009
Current Assets
Cash and cash equivalents	$108.1	$164.2
Marketable securities	1,164.6	1,027.9
Total cash and marketable securities	1,272.7	1,192.1
Receivables - net	145.2	111.8
Inventories and supplies - net	48.5	45.8
Deferred income taxes	137.4	120.3
Fuel hedge contracts	31.7	66.2
Prepaid expenses and other current assets	103.7	98.1
Total Current Assets	1,739.2	1,634.3

Property and Equipment
Aircraft and other flight equipment	3,810.8	3,660.1
Other property and equipment	628.4	631.3
Deposits for future flight equipment	147.6	215.5
	4,586.8	4,506.9
Less accumulated depreciation and amortization	1,422.9	1,339.0
Total Property and Equipment - Net	3,163.9	3,167.9

Fuel Hedge Contracts	41.2	50.8

Other Assets	162.7	143.2

Total Assets	$5,107.0	$4,996.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY

(in millions except share amounts)	June 30, 2010	December 31, 2009
Current Liabilities
Accounts payable	$58.0	$63.3
Accrued aircraft rent	43.4	54.0
Accrued wages, vacation and payroll taxes	137.8	155.4
Other accrued liabilities	518.2	474.5
Air traffic liability	529.0	366.3
Current portion of long-term debt	154.3	156.0
Total Current Liabilities	1,440.7	1,269.5

Long-Term Debt, Net of Current Portion	1,570.0	1,699.2

Other Liabilities and Credits
Deferred income taxes	207.8	151.1
Deferred revenue	407.1	435.1
Obligation for pension and postretirement medical benefits	409.7	421.0
Other liabilities	131.8	148.2
	1,156.4	1,155.4
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	-	-
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2010 - 36,457,646 shares
2009 - 35,843,092 shares	36.5	35.8
Capital in excess of par value	792.0	767.0
Treasury stock (common), at cost: 2010 - 747,411 shares
2009 - 252,084 shares	(27.8)	(5.7)
Accumulated other comprehensive loss	(239.7)	(240.0)
Retained earnings	378.9	315.0
	939.9	872.1
Total Liabilities and Shareholders' Equity	$5,107.0	$4,996.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

	Three Months Ended June 30		Six Months Ended June 30
(in millions except per-share amounts)	2010	2009	2010	2009

Operating Revenues
Passenger	$881.5	$757.2	$1,629.9	$1,441.3
Freight and mail	28.1	25.2	51.1	44.6
Other - net	66.8	61.5	125.3	100.4
Total Operating Revenues	976.4	843.9	1,806.3	1,586.3
Operating Expenses
Wages and benefits	239.6	247.1	478.9	493.1
Variable incentive pay	21.6	18.9	39.5	28.2
Aircraft fuel, including hedging gains and losses	255.0	128.4	462.3	286.1
Aircraft maintenance	53.8	59.6	110.8	119.3
Aircraft rent	35.4	39.1	72.4	77.1
Landing fees and other rentals	57.9	54.4	113.8	108.6
Contracted services	41.1	36.8	80.7	75.2
Selling expenses	38.2	35.3	71.8	60.3
Depreciation and amortization	58.0	53.9	114.2	106.7
Food and beverage service	14.3	12.4	26.6	24.0
Other	48.2	50.3	96.0	107.1
New pilot contract transition costs	-	35.8	-	35.8
Fleet transition costs - CRJ-700	3.4	-	3.4	-
Fleet transition costs - Q200	-	5.2		10.0
Total Operating Expenses	866.5	777.2	1,670.4	1,531.5
Operating Income	109.9	66.7	135.9	54.8
Nonoperating Income (Expense)
Interest income	7.6	7.8	15.1	16.1
Interest expense	(26.3)	(25.1)	(51.9)	(51.9)
Interest capitalized	1.6	1.8	3.3	4.6
Other - net	1.2	(3.5)	1.8	(5.5)
	(15.9)	(19.0)	(31.7)	(36.7)
Income before income tax	94.0	47.7	104.2	18.1
Income tax expense	35.4	18.6	40.3	8.2
Net Income	$58.6	$29.1	$63.9	$9.9

Basic Earnings Per Share:	$1.64	$0.80	$1.79	$0.27
Diluted Earnings Per Share:	$1.60	$0.79	$1.74	$0.27
Shares used for computation:
Basic	35.698	36.354	35.683	36.340
Diluted	36.697	36.591	36.631	36.742

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(in millions)	Outstanding	Stock	Par Value	at Cost	Loss	Earnings	Total
Balances at December 31, 2009	35.591	$35.8	$767.0	$(5.7)	$(240.0)	$315.0	$872.1
Net income for the six months ended June 30, 2010						63.9	63.9
Other comprehensive income (loss):

Related to marketable securities:
Change in fair value					8.3
Reclassification to earnings					(3.7)
Income tax effect					(1.8)
					2.8		2.8

Adjustments related to employee benefit plans:					10.8
Income tax effect					(3.7)
					7.1		7.1
Related to interest rate derivative instruments:
Change in fair value					(15.5)
Income tax effect					5.9
					(9.6)		(9.6)
Total comprehensive income							64.2

Purchase of treasury stock	(0.646)			(26.3)			(26.3)
Stock-based compensation			8.7				8.7
Treasury stock issued under stock plans	0.150			4.2			4.2
Stock issued for employee stock purchase plan	0.016	0.1	0.3				0.4
Stock issued under stock plans	0.599	0.6	16.0				16.6
Balances at June 30, 2010	35.710	$36.5	$792.0	$(27.8)	$(239.7)	$378.9	$939.9

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

	Six Months Ended June 30
(in millions)	2010	2009
Cash flows from operating activities:
Net income	$63.9	$9.9
Adjustments to reconcile net income to net cash
provided by operating activities:
Fleet transition costs	3.4	10.0
Non-cash impact of pilot contract transition costs	-	15.5
Depreciation and amortization	114.2	106.7
Stock-based compensation	8.7	7.6
Increase in air traffic liability	162.7	48.8
Changes in other assets and liabilities - net	(19.3)	(75.3)
Net cash provided by operating activities	333.6	123.2
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(45.3)	(269.1)
Other flight equipment	(52.6)	(19.6)
Other property and equipment	(13.9)	(19.8)
Total property and equipment additions	(111.8)	(308.5)
Proceeds from disposition of assets	3.3	4.2
Purchases of marketable securities	(578.1)	(515.0)
Sales and maturities of marketable securities	446.2	361.0
Restricted deposits and other	0.5	(4.3)
Net cash used in investing activities	(239.9)	(462.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	162.6
Proceeds from sale-leaseback transactions, net	-	230.0
Long-term debt payments	(130.9)	(166.8)
Purchase of treasury stock	(26.3)	(11.8)
Proceeds and tax benefit from issuance of common stock	21.0	2.8
Other financing activities	(13.6)	2.8
Net cash provided by (used for) financing activities	(149.8)	219.6
Net change in cash and cash equivalents	(56.1)	(119.8)
Cash and cash equivalents at beginning of year	164.2	283.1
Cash and cash equivalents at end of period	$108.1	$163.3
Supplemental disclosure of cash paid (received) during the period for:
Interest (net of amount capitalized)	$50.1	$48.3
Income taxes	(4.8)	(8.9)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

NOTE 1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of June 30, 2010, as well as the results of operations for the three and six months ended June 30, 2010 and 2009. The adjustments made were of a normal recurring nature.

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

Prospective Accounting Pronouncements
New accounting standards on Revenue Arrangements with Multiple Deliverables were issued in September 2009 and update the current guidance pertaining to multiple-element revenue arrangements.  This new guidance will be effective for contracts with effective dates beginning January 1, 2011.  Management is currently evaluating the impact of this new standard on the Company’s financial position, results of operations, cash flows, and disclosures.

Recently, the Financial Accounting Standards Board (FASB) has issued a number of proposed Accounting Standards Updates (ASUs).  Those proposed ASUs are as follows:

•
Proposed ASU – Comprehensive Income – was issued in May 2010 and will change the way comprehensive income is reported in the financial statements.  The new standard will require a continuous statement of comprehensive income be reported combining the Company’s current statement of operations with comprehensive income.  Comprehensive income or loss will be removed from the statement of shareholders’ equity.

•
Proposed ASU – Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities – was issued in May 2010.  This proposed standard will make significant changes to accounting for financial instruments.  It is expected that more financial instruments will be measured at fair value with subsequent changes recognized in net income.  The proposed standard also simplifies the requirements for assessing hedge effectiveness for cash flow hedges and modifies the threshold to initially qualify as an effective hedge.  Management believes this standard may have an impact on the Company’s results of operations and disclosures, although the significance of that impact cannot be estimated at this time.

•
Proposed ASU – Revenue Recognition – was issued in June 2010.  This proposed standard will completely replace all existing revenue recognition accounting literature.  Generally, the proposed standard would require an entity to identify separate performance obligations under a contract, determine the transaction price, allocate that price to the separate components based on relative fair value, and recognize revenue when each performance obligation is satisfied.  This proposed standard could significantly impact the Company’s financial position, results of operations, and disclosures specifically in the accounting for the Company’s Mileage Plan revenue components.

•
Proposed ASU – Fair Value Measurements and Disclosures – was issued in June 2010.  This proposed standard changes how fair value is determined for certain assets and liabilities and requires additional disclosures about fair value instruments. Management is currently evaluating the impact of this new standard on the Company’s financial position, results of operations, cash flows, and disclosures.

•
Proposed ASU – Disclosure of Certain Loss Contingencies – was issued in July 2010.  This proposed standard enhances financial statement disclosure surrounding certain loss contingencies such as legal disputes, environmental remediation liabilities, self-insurance liabilities, among others.  The proposed standard primarily focuses on asserted claims and assessments and will require more robust disclosure of amounts, court or agency where legal proceedings are pending, principal parties, and other details not historically required.  As the proposed standard impacts disclosure only, management does not expect this proposed standard to impact the Company’s financial position or results of operations.

These proposed ASUs are currently in comment period and are subject to change.  There are no effective dates assigned to these proposals.

In July 2010, the FASB also issued an initial draft of new financial statement presentation requirements.  These new requirements, as currently drafted, would substantially change the way financial statements are presented by disaggregating information in financial statements to explain the components of its financial position and financial performance.  These changes will impact the presentation of the financial statements only and are not expected to impact the Company’s overall financial position, results of operations, or cash flows.

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

Amounts measured at fair value as of June 30, 2010 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$76.8	$31.3	$—	$108.1
Marketable securities	176.1	988.5	—	1,164.6
Total	$252.9	$1,019.8	$—	$1,272.7

All of the Company’s marketable securities are classified as “available for sale” as defined in the accounting standards.  The securities are carried at fair value, with the unrealized gains and losses, excluding credit losses, reported in shareholders’ equity under the caption “accumulated other comprehensive loss” (AOCL).  Realized gains and losses are included in other nonoperating income (expense) in the condensed consolidated statements of operations.

The cost of securities sold is based on the specific identification method.  Interest and dividends on marketable securities are included in interest income in the condensed consolidated statements of operations.

Marketable securities consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Amortized cost:
Government securities/agencies	$462.8	$376.7
Asset-backed obligations	211.3	215.4
Other corporate obligations	471.9	421.8
	$1,146.0	$1,013.9
Fair value:
Government securities/agencies	$470.6	$381.2
Asset-backed obligations	211.0	214.7
Other corporate obligations	483.0	432.0
	$1,164.6	$1,027.9

Of the marketable securities on hand at June 30, 2010, 14% mature in 2010, 27% in 2011 and 59% thereafter.  Gross realized gains and losses for the three months ended June 30, 2010 and 2009 were not material to the condensed consolidated financial statements.

Some of the Company’s asset-backed securities held at June 30, 2010 had credit losses, as defined in the accounting standards.  These credit losses total $2.2 million and were recorded through earnings in 2009 and represent the difference between the present value of future cash flows and the amortized cost basis of the affected securities. No additional credit losses were recorded in the first six months of 2010.

Management does not believe the securities associated with the remaining $2.8 million unrealized loss recorded in AOCL are “other than temporarily” impaired, as defined in the accounting standards, based on the current facts and circumstances.  Management currently does not intend to sell these securities prior to their recovery nor does it believe that it will be more likely than not that the Company would need to sell these securities for liquidity or other reasons.

Gross unrealized gains and losses, including credit losses, at June 30, 2010 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains in AOCL	Less than 12 months	Greater than 12 months	Total Unrealized Losses	Less: Credit Loss Previously Recorded in Earnings	Net Unrealized Losses in AOCL	Net Unrealized Gains/(Losses) in AOCL	Fair Value of Securities with Unrealized Losses
Government Securities/Agencies	$7.8	$--	$--	$--	$--	$--	$7.8	$22.6
Asset-backed obligations	2.1	(0.5)	(4.1)	(4.6)	(2.2)	(2.4)	(0.3)	80.7
Other corporate obligations	11.5	(0.4)	--	(0.4)	--	(0.4)	11.1	57.4
Total	$21.4	$(0.9)	$(4.1)	$(5.0)	$(2.2)	$(2.8)	$18.6	$160.7

Fair Value of Financial Instruments
The majority of the Company’s financial instruments are carried at fair value.  These include cash, cash equivalents and marketable securities (Note 2); restricted deposits (Note 7); fuel hedge contracts (Note 3); and interest rate swap agreements (Note 3).  The Company’s long-term fixed-rate debt is not carried at fair value.  The estimated fair value of the Company’s long-term debt is as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at June 30, 2010	$1,724.3	$1,748.5
Long-term debt at December 31, 2009	$1,855.2	$1,821.3

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

The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Raw or “into-plane” fuel cost	$222.9	$158.5	$418.1	$300.4
Impact of hedging activity	32.1	(30.1)	44.2	(14.3)
Aircraft fuel expense	$255.0	$128.4	$462.3	$286.1

The net benefit from hedges that settled during the period was $5.5 million and $5.9 million during the three and six months ended June 30, 2010, respectively.  The net cost of settled hedges in the three and six months ended June 30, 2009 was $9.7 million and $35.5 million, respectively.

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

Outstanding future fuel hedge positions are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter 2010	50%	48.3	$74	$10
Fourth Quarter 2010	50%	44.5	$83	$11
Remainder of 2010	50%	92.8	$78	$11
First Quarter 2011	50%	44.9	$87	$11
Second Quarter 2011	50%	47.2	$86	$11
Third Quarter 2011	43%	42.7	$86	$11
Fourth Quarter 2011	36%	32.9	$87	$10
Full Year 2011	45%	167.7	$86	$11
First Quarter 2012	30%	27.7	$87	$12
Second Quarter 2012	21%	20.9	$89	$13
Third Quarter 2012	19%	19.2	$92	$12
Fourth Quarter 2012	17%	15.7	$89	$12
Full Year 2012	22%	83.5	$89	$12
First Quarter 2013	11%	10.5	$87	$12
Second Quarter 2013	5%	5.5	$83	$15
Full Year 2013	4%	16.0	$86	$13

The Company pays a premium to enter into crude oil call option contracts.  In order to receive economic benefit from the contract, the market price of crude oil must exceed the total of the contract strike price and the premium cost per barrel at the time of contract settlement.

The Company also has financial swap agreements in place to fix the refining margin component for approximately 50% and 10% of third and fourth quarter 2010 jet fuel purchases, respectively, at an average price per gallon of 30 cents per gallon and 31 cents per gallon, respectively.

As of June 30, 2010 and December 31, 2009, the net fair values of the Company’s fuel hedge positions were as follows (in millions):

	June 30, 2010	December 31, 2009
Crude oil call options or “caps”	$71.7	$115.9
Refining margin swap contracts	1.2	1.1
Total	$72.9	$117.0

The balance sheet amounts include capitalized premiums paid to enter into the contracts of $94.8 million and $88.9 million at June 30, 2010 and December 31, 2009, respectively.

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

At June 30, 2010, the Company had a liability of $13.2 million associated with these contracts, $6.4 million of which is expected to be reclassified into earnings within the next twelve months.  The fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value.  As such, the Company places these contracts in Level 2 of the fair value hierarchy.

NOTE 4.           LONG-TERM DEBT

Long-term debt obligations were as follows (in millions):

	June 30, 2010	December 31, 2009
Fixed-rate notes payable due through 2024	$1,381.4	$1,440.2
Variable-rate notes payable due through 2024	342.9	415.0
Long-term debt	1,724.3	1,855.2
Less current portion	(154.3)	(156.0)
	$1,570.0	$1,699.2

During the first six months of 2010, the Company had no new debt borrowings and made scheduled debt payments of $76.9 million. The Company also prepaid the full debt balance on two outstanding aircraft debt agreements totaling $54.0 million.  Subsequent to June 30, 2010, the Company paid off the outstanding balance on a third aircraft debt agreement of $27.1 million.

Bank Lines of Credit
The Company terminated its previous $185 million credit facility effective March 30, 2010.  That facility was replaced with two new $100 million credit facilities.  Both facilities have variable interest rates based on LIBOR plus a specified margin.  Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft.  Borrowings on the other $100 million facility, which expires in March 2014, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment.  The Company has no immediate plans to borrow using either of these facilities.  These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million.  The Company is in compliance with this covenant at June 30, 2010.

Pre-delivery Payment Facility
Effective March 31, 2010, the Company terminated its variable-rate pre-delivery payment facility that had been used to provide a portion of the pre-delivery funding requirements for the purchase of new Boeing 737-800 aircraft.  There were no borrowings on this facility as of December 31, 2009 or June 30, 2010.

NOTE 5.                      COMMON STOCK REPURCHASE

In June 2009, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock. Under the program, the Company repurchased 1,970,326 shares of its common stock.  In the first six months of 2010, 645,748 shares were purchased for $26.3 million.

In June 2010, the Board of Directors authorized the Company to repurchase up to an additional $50 million of its common stock.  There were no share repurchases under this program in the second quarter of 2010.  This program expires in June 2011.

NOTE 6.                      EMPLOYEE BENEFIT PLANS

Pension Plans - Qualified Defined Benefit
Net pension expense for the three and six months ended June 30, 2010 and 2009 included the following components (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Service cost	$8.1	$11.1	$16.2	$22.2
Interest cost	16.9	16.7	33.8	33.4
Expected return on assets	(17.7)	(12.8)	(35.4)	(25.6)
Amortization of prior service cost	(0.2)	1.1	(0.4)	2.2
Actuarial loss	5.5	7.2	11.0	14.4
Net pension expense	$12.6	$23.3	$25.2	$46.6

The Company contributed $15.2 million and $30.4 million to its qualified defined-benefit plans during the three and six months ended June 30, 2010, respectively, and expects to contribute an additional $15.2 million to these plans during the remainder of 2010.  The Company made $21.3 million and $31.9 million in contributions to its qualified defined-benefit pension plans during the three and six months ended June 30, 2009, respectively.

Pension Plans - Nonqualified Defined Benefit
Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.8 million and $0.7 million for the three months ended June 30, 2010 and 2009 and $1.6 million and $1.5 million for the six months ended June 30, 2010 and 2009.

Post-retirement Medical Benefits
Net periodic benefit cost for the post-retirement medical plans for the three months ended June 30, 2010 and 2009 was $3.1 million and $5.6 million, respectively.  The net periodic benefit cost for the six months ended June 30, 2010 and 2009 was $6.2 million and $8.9 million, respectively.

NOTE 7.            OTHER ASSETS

Other assets consisted of the following (in millions):
	June 30, 2010	December 31, 2009
Restricted deposits (primarily restricted investments)	$86.2	$86.7
Deferred costs and other*	76.5	56.5
	$162.7	$143.2
*Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

NOTE 8.            MILEAGE PLAN

Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	June 30, 2010	December 31, 2009
Current Liabilities:
Other accrued liabilities	$286.0	$267.9
Other Liabilities and Credits (non-current):
Deferred revenue	384.0	410.6
Other liabilities	12.2	13.2
	$682.2	$691.7

Alaska’s Mileage Plan revenue is included under the following condensed consolidated statement of operations captions for the three and six months ended June 30 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Passenger revenues	$51.0	$48.2	$92.1	$86.9
Other - net revenues	48.6	45.8	90.6	70.3
	$99.6	$94.0	$182.7	$157.2

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

Stock Options
During the six months ended June 30, 2010, the Company granted 129,970 options with a weighted-average fair value of $18.05 per share.  During the same period in the prior year, the Company granted 384,268 options with a weighted-average fair value of $14.00 per share.

The Company recorded stock-based compensation expense related to stock options of $1.0 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively.  The Company recorded expense of $2.8 million and $3.0 million for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, $2.5 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 1.6 years.

As of June 30, 2010, options to purchase 1,703,828 shares of common stock were outstanding with a weighted-average exercise price of $29.94.  Of that total, 992,309 were exercisable at a weighted-average exercise price of $30.28.

Restricted Stock Awards
During the six months ended June 30, 2010, the Company awarded 131,646 restricted stock units (RSUs) to certain employees, with a weighted-average grant date fair value of $33.87.  This amount reflects the value of the total RSU awards at the grant date based on the closing price of the Company’s common stock.

The Company recorded stock-based compensation expense related to RSUs of $1.3 million and $1.1 million for the three-month period ended June 30, 2010 and 2009, respectively, and $3.8 million in both six-month periods ended June 30, 2010 and 2009.

As of June 30, 2010, $5.8 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 1.8 years.

Performance Stock Awards
From time to time, the Company issues performance stock unit awards (PSUs) to certain executives.  PSUs are similar to RSUs, but vesting is based on performance or market conditions.

Currently outstanding PSUs were issued in 2008 and in 2010.  There are several tranches of PSUs that vest based on differing performance conditions including achieving a specified pretax margin, a market condition tied to the Company’s total shareholder return relative to an airline peer group, and based on certain performance goals established by the Compensation Committee of the Board of Directors.  The total grant-date fair value of PSUs issued in 2010 was $3.6 million.

The Company recorded $1.1 million and $1.7 million of compensation expense related to PSUs in the second quarter and first six months of 2010, respectively.   No expense was recorded in 2009.

Deferred Stock Awards
In the second quarter of 2010, the Company awarded 6,328 Deferred Stock Unit awards (DSUs) to members of its Board of Directors as a portion of their retainers.  The underlying common shares are issued upon retirement from the Board, but require no future service period.  As a result, the entire intrinsic value of the awards on the date of grant was expensed in the quarter granted.  The total amount of compensation expense recorded in the second quarter of 2010 was $0.3 million.

Employee Stock Purchase Plan
Compensation expense recognized under the Employee Stock Purchase Plan was $0.5 million for the three months ended June 30, 2009, and $0.1 million and $0.8 million for the six months ended June 30, 2009 and 2008, respectively.  There was no compensation expense recognized under the Plan for the three months ended June 30, 2010 as the Plan was discontinued in February 2010.  A new Employee Stock Purchase Plan was approved by the shareholders at the Company’s 2010 annual meeting and will begin later in 2010.

Summary of Stock-Based Compensation
The table below summarizes the components of total stock-based compensation for the three and six months ended June 30 (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Stock options	$1.0	$0.7	$2.8	$3.0
Restricted stock units	1.3	1.1	3.8	3.8
Performance share units	1.1	---	1.7	---
Deferred stock units	0.3	---	0.3	---
Employee stock purchase plan	--	0.5	0.1	0.8
	$3.7	$2.3	$8.7	$7.6

NOTE 10.          FLEET TRANSITION

Horizon Transition to All-Q400 Fleet
Horizon’s long-term goal is to transition to an all-Q400 fleet. As of June 30, 2010, Horizon operated 17 CRJ-700 aircraft, which the Company plans to remove from its fleet in the future.  Market conditions have hindered the remarketing efforts for these CRJ-700 aircraft resulting in a delay of the fleet transition plan.  The Company did remove one of the CRJ-700 aircraft from operations and subleased it to a third party during the second quarter of 2010, resulting in a sublease loss of $3.4 million.  Management expects to remove four additional CRJ-700 aircraft from operations in the third quarter of 2010 and dispose of them, either through sublease or lease assignment. Management expects this will result in a total charge of approximately $7 million to $9 million to be recorded when Horizon ceases use of the aircraft. Two of these aircraft were delivered to a third party in July 2010 and the other two are expected to be delivered in August.  Depending on the ultimate disposition of the 13 CRJ-700 aircraft remaining in the operating fleet after the removal of the aforementioned aircraft, there may be further associated exit charges.  The nature, timing or amount of any potential gain or loss on any future potential transactions on the remaining aircraft cannot be reasonably estimated at this time.  Including the second quarter transaction, Horizon subleases three CRJ-700 aircraft to a third-party carrier.

During 2009, Horizon had either terminated its remaining Q200 leases or subleased Q200 aircraft to a third party.  The total charge associated with removing these aircraft from operation in the first quarter of 2009 was $4.8 million with an additional $5.2 million charge in the second quarter of 2009.  This charge represented the losses under the disposal transactions.

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

NOTE 11.          NEW PILOT CONTRACT TRANSITION COSTS

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

NOTE 12.          OPERATING SEGMENT INFORMATION

Operating segment information for Alaska and Horizon for the three- and six-month periods ended June 30 was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Operating revenues:
Alaska – mainline (1)	$789.4	$681.6	$1,450.5	$1,272.9
Alaska – purchased capacity (1)	83.1	67.7	159.6	129.5
Total Alaska	872.5	749.3	1,610.1	1,402.4
Horizon	171.1	157.9	329.5	304.7
Other (2)	0.2	0.2	0.5	0.5
Elimination of intercompany revenues	(67.4)	(63.5)	(133.8)	(121.3)
Consolidated	$976.4	$843.9	$1,806.3	$1,586.3
Income (loss) before income tax:
Alaska – mainline	$87.7	$43.3	$100.9	$25.9
Alaska – purchased capacity	8.8	(1.2)	12.8	(2.1)
Total Alaska	96.5	42.1	113.7	23.8
Horizon	(1.2)	6.5	(7.4)	(4.0)
Other (2)	(1.3)	(0.9)	(2.1)	(1.7)
Consolidated	$94.0	$47.7	$104.2	$18.1

	June 30, 2010	December 31, 2009
Total assets at end of period:
Alaska	$4,708.9	$4,541.3
Horizon	721.7	735.3
Other (2)	1,145.7	1,052.4
Elimination of intercompany accounts	(1,469.3)	(1,332.8)
Consolidated	$5,107.0	$4,996.2

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

NOTE 13.          CONTINGENCIES

Other items
The Company is a party to routine litigation matters incidental to its business.  Management believes the ultimate disposition of the matters discussed above is not likely to materially affect the Company’s financial position or results of operations. This forward-looking statement is based on management’s current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of arbitrators, judges and juries.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment.  MD&A is provided as a supplement to – and should be read in conjunction with – our condensed consolidated financial statements and the accompanying notes.  All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements.  Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission, including those listed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  This overview summarizes MD&A, which includes the following sections:

•	Second Quarter in Review – highlights from the second quarter of 2010 outlining the major events that happened during the period and how they affected our financial performance.

•
Results of Operations – an in-depth analysis of the results of operations of Alaska and Horizon for the three and six months ended June 30, 2010.  We believe this analysis will help the reader better understand our condensed consolidated statements of operations.  This section also includes forward-looking statements regarding our view of the remainder of 2010.

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

SECOND QUARTER IN REVIEW
Our consolidated pretax income was $94.0 million during the second quarter of 2010 compared to $47.7 million in the second quarter of 2009.  The increase in our pretax earnings was primarily due to the $132.5 million increase in operating revenues and a $35.8 million charge in the second quarter of 2009 related to the new pilot contract, partially offset by an increase in aircraft fuel cost on relatively flat non-fuel operating costs.

•
Consolidated unit revenues increased 11% over the second quarter of 2009, stemming from significant increases in passenger unit revenues that were driven by higher load factors at both Alaska and Horizon.  Baggage fees contributed over $27 million to the revenue improvement, reflecting the benefit of our first bag fee that was introduced during the third quarter of 2009.

•
Economic fuel averaged $2.31 per gallon in the second quarter of 2010, compared to $1.84 in 2009.  This resulted in a $49.2 million increase in our economic fuel expense compared to the second quarter of 2009.

•
In the second quarter of 2009, Alaska entered into a new four-year agreement with their pilots. Among other contract items, the pilots received a one-time bonus of approximately $20.3 million, including taxes, and transitioned to a new sick-leave payment program resulting in a transition charge of $15.5 million.

Other significant developments during the second quarter of 2010 and through the filing of this Form 10-Q are described below.

Recent Awards
For the third year in a row, Alaska Airlines ranked “Highest in Customer Satisfaction among Traditional Network Carriers” in 2010 by J.D. Power & Associates.

In July 2010, Aviation Week Magazine named Alaska Airlines the “Top-Performing Airline” in the world among mainline/legacy carriers.

Common Stock Repurchase
On June 15, 2010, our Board of Directors authorized the Company to repurchase up to $50 million of our common stock.  Through June 30, 2010, we had not yet repurchased any shares of our common stock under this new program.  Purchases began in July 2010 and we have repurchased 14,000 shares for approximately $0.7 million through August 3, 2010.  Since 2007, we have repurchased approximately $160 million of our common stock through similar programs.  The repurchased shares have been recorded as treasury shares in our condensed consolidated balance sheets.

Operational Performance
Our operational results continue to be among the best in the industry.  Alaska has held the No. 1 spot in the U.S. Department of Transportation on-time performance among the 10 largest U.S. airlines for 13 of the 14 months ended May 2010.  Horizon also continues to rank at the top of the industry in on-time performance.

New Markets
Alaska recently announced new non-stop service between San Jose, Calif. and Los Cabos, Mexico three times weekly beginning November 20, 2010 and daily non-stop service between Bellingham, Wash. and Honolulu beginning January 7, 2011.  In the second quarter, Alaska also announced daily non-stop service between Seattle and St. Louis beginning on September 27, 2010 and service from San Jose and Oakland to Kauai beginning March 2011.  This is in addition to new service announced previously to the Hawaiian Islands from Portland, San Diego, San Jose and Sacramento, beginning this fall.

Changes to Certain Fees
We previously announced changes to certain fees effective June 16, 2010.  We now charge $20 for each of the first three checked bags, which is an increase from the previous $15 charge for the first bag, but a decrease in the charge for the second and third bags.  We also reduced and simplified fees for unaccompanied minors and eliminated free same-day standby travel and courtesy holds on tickets purchased through reservations or our websites.  We expect these changes to provide incremental revenue of approximately $30 million annually.

Horizon Fleet Transition
Horizon has a long-term plan to transition to an all-Q400 fleet.  The market for regional aircraft has been weak in the past two years resulting in difficulty marketing the CRJ-700 regional jet aircraft.  In the second quarter, Horizon did sublease one additional CRJ-700 aircraft to a third-party carrier.  We recorded a charge of $3.4 million associated with this sublease agreement. We now have three CRJ-700 aircraft subleased to a third-party carrier.

We expect further charges in the third quarter as Horizon disposes of an additional four CRJ-700 aircraft to a third-party carrier through sublease or lease assignment.  We expect these charges to total approximately $7 million to $9 million.

Outlook
We have a positive outlook for the last half of 2010.  Advance bookings across the Air Group network are up, on average, for August through October as compared to 2009.  We are experiencing a very good summer season thus far as we focus on operating safe, compliant and on-time airlines.

Horizon Changes
We recently announced our decision to outsource the remaining heavy maintenance functions for Horizon aircraft.  All of the CRJ-700 aircraft heavy maintenance is currently provided by an outside vendor.  We believe this change will result in approximately $3 million in cost savings annually.  As a result of this decision, we will be eliminating a number of positions in the maintenance division.  This will be done through either acceptance of early-out packages or voluntary and involuntary furloughs.  These events will result in an estimated third-quarter charge of less than $3 million associated with severance pay and continuing medical benefits.

Over the course of the next several months, we will evaluate further changes in Horizon’s business model and operational structure as we focus on improving profitability. A number of alternatives and strategies are being considered, including:
•	accelerating our transition to an all-Q400 fleet;
•	further consolidation of operational functions with Alaska;
•	finalizing the agreement in principle to lower pilot costs to better match current market costs;
•	evaluating the benefits of moving to an all-capacity-purchase model instead of our current mixed model that includes both capacity-purchase flying and Horizon brand flying; and
•	evaluating the costs and benefits of maintaining the Horizon brand from an external marketing perspective.

Many of these activities or strategies could result in additional costs in the coming quarters related to disposing of the CRJ aircraft, employee furloughs or other events.  These costs cannot be reasonably estimated at this time, except for the expected charges mentioned previously related to the four CRJ-700 aircraft to be disposed of in the third quarter.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2010 TO THREE MONTHS
ENDED JUNE 30, 2009
Our consolidated net income for the second quarter of 2010 was $58.6 million, or $1.60 per diluted share, compared to net income of $29.1 million, or $0.79 per diluted share, in the second quarter of 2009. Items that impact the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market accounting related to our fuel hedge portfolio.  In the second quarter of 2010 we recognized net mark-to-market losses of $37.6 million ($23.3 million after tax, or $0.63 per share), compared to gains of $39.8 million ($24.9 million after tax, or $0.68 per share) in the second quarter of 2009.

•	The second quarter of 2010 includes CRJ-700 fleet transition costs of $3.4 million ($2.1 million after tax, or $0.06 per share).

•	The second quarter of 2009 includes new pilot contract transition costs of $35.8 million ($22.3 million after tax, or $0.61 per share).

We believe disclosure of the impact of these individual charges is useful information to investors and other readers because:
•	It is consistent with how we present information in our quarterly earnings press releases;
•	We believe it is the basis by which we are evaluated by industry analysts;
•	Our results excluding these items are most often used in internal management and board reporting and decision-making;
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

Excluding the mark-to-market adjustments and other noted items and as shown in the following table, our consolidated net income for the second quarter of 2010 was $84.0 million, or $2.29 per diluted share, compared to an adjusted consolidated net income of $26.5 million, or $0.72 per share, in the second quarter of 2009.

	Three Months Ended June 30,
	2010		2009
(in millions except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS, excluding noted items	$84.0	$2.29	$26.5	$0.72
New pilot contract transition costs, net of tax	-	-	(22.3)	(0.61)
Fleet transition costs - CRJ-700, net of tax	(2.1)	(0.06)	-	-
Mark-to-market fuel hedge adjustments, net of tax	(23.3)	(0.63)	24.9	0.68
Net income and diluted EPS as reported	$58.6	$1.60	$29.1	$0.79

Our consolidated results are primarily driven by the results of our two operating carriers. Alaska reported pretax income of $96.5 million in the second quarter of 2010, while Horizon reported a pretax loss of $1.2 million. Financial and statistical data for Alaska and Horizon and an in-depth discussion of their results follow.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended June 30						Six Months Ended June 30

Financial Data (in millions):	2010		2009		% Change		2010		2009		% Change
Operating Revenues:
Passenger	$702.3		$602.5		16.6		$1,289.3		$1,142.3		12.9
Freight and mail	26.9		24.2		11.2		48.9		42.5		15.1
Other - net	60.2		54.9		9.7		112.3		88.1		27.5
Total mainline operating revenues	789.4		681.6		15.8		1,450.5		1,272.9		14.0
Passenger - purchased capacity	83.1		67.7		22.7		159.6		129.5		23.2
Total Operating Revenues	872.5		749.3		16.4		1,610.1		1,402.4		14.8

Operating Expenses:
Wages and benefits	190.9		198.4		(3.8)		382.1		395.8		(3.5)
Variable incentive pay	17.9		16.1		11.2		32.7		23.2		40.9
Aircraft fuel, including hedging gains and losses	214.5		107.4		99.7		386.2		239.3		61.4
Aircraft maintenance	40.0		46.6		(14.2)		82.1		92.9		(11.6)
Aircraft rent	24.3		28.1		(13.5)		50.2		54.6		(8.1)
Landing fees and other rentals	43.1		40.6		6.2		84.8		81.4		4.2
Contracted services	31.5		28.4		10.9		62.1		58.9		5.4
Selling expenses	30.7		28.3		8.5		57.4		47.4		21.1
Depreciation and amortization	47.6		44.2		7.7		93.3		87.5		6.6
Food and beverage service	13.7		11.9		15.1		25.5		22.9		11.4
Other	36.7		38.5		(4.7)		71.5		81.3		(12.1)
New pilot contract transition costs	-		35.8		NM		-		35.8		NM
Total mainline operating expenses	690.9		624.3		10.7		1,327.9		1,221.0		8.8
Purchased capacity costs	74.3		68.9		7.8		146.8		131.6		11.6
Total Operating Expenses	765.2		693.2		10.4		1,474.7		1,352.6		9.0

Operating Income	107.3		56.1				135.4		49.8

Interest income	9.5		9.5				18.1		19.6
Interest expense	(23.5)		(22.1)				(45.6)		(45.1)
Interest capitalized	1.6		1.8				3.3		4.3
Other - net	1.6		(3.2)				2.5		(4.8)
	(10.8)		(14.0)				(21.7)		(26.0)

Income Before Income Tax	$96.5		$42.1				$113.7		$23.8

Mainline Operating Statistics:
Revenue passengers (000)	4,170		3,983		4.7		7,811		7,556		3.4
RPMs (000,000) "traffic"	5,072		4,613		10.0		9,544		8,792		8.6
ASMs (000,000) "capacity"	6,112		5,852		4.4		11,653		11,372		2.5
Passenger load factor	83.0%		78.8%		4.2	pts	81.9%		77.3%		4.6	pts
Yield per passenger mile	13.85	¢	13.06	¢	6.0		13.51	¢	12.99	¢	4.0
Operating revenue per ASM (RASM)	12.92	¢	11.65	¢	10.9		12.45	¢	11.19	¢	11.3
Passenger revenue per ASM (PRASM)	11.49	¢	10.30	¢	11.6		11.06	¢	10.04	¢	10.2
Operating expenses per ASM (CASM)	11.30	¢	10.67	¢	5.9		11.40	¢	10.74	¢	6.1
CASM, excluding fuel and pilot contract transition costs	7.79	¢	8.22	¢	(5.2)		8.08	¢	8.32	¢	(2.9)
Aircraft fuel cost per gallon	$2.70		$1.41		91.5		$2.55		$1.60		59.4
Economic fuel cost per gallon	$2.30		$1.84		25.0		$2.28		$1.88		21.3
Fuel gallons (000,000)	79.6		76.5		4.1		151.9		149.8		1.4
Average number of full-time equivalent employees	8,621		8,937		(3.5)		8,579		8,979		(4.5)
Aircraft utilization (blk hrs/day)	10.0		9.9		1.0		9.7		9.9		(2.0)
Average aircraft stage length (miles)	1,076		1,020		5.5		1,072		1,018		5.3
Operating fleet at period-end	116		116		0	a/c	116		116		0	a/c

Purchased Capacity Operating Statistics:
RPMs (000,000)	284		264		7.6		555		479		15.9
ASMs (000,000)	376		359		4.7		745		675		10.4
Passenger load factor	75.5%		73.5%		2.0	pts	74.5%		71.0%		3.5	pts
Yield per passenger mile	29.26	¢	25.64	¢	14.1		28.76	¢	27.04	¢	6.4
RASM	22.10	¢	18.86	¢	17.2		21.42	¢	19.19	¢	11.6
CASM	19.76	¢	19.19	¢	3.0		19.70	¢	19.50	¢	1.0

NM = Not Meaningful

ALASKA AIRLINES
Alaska reported income before income taxes of $96.5 million during the second quarter of 2010 compared to $42.1 million in the second quarter of 2009.

Excluding the mark-to-market adjustments in each period as noted in the table below, Alaska would have reported pretax income of $128.1 million in the second quarter of 2010, compared to a pretax income of $44.9 million in the same period of 2009.

	Three Months Ended June 30
(in millions)	2010	2009
Income before income taxes, excluding items below	$128.1	$44.9
New pilot contract transition costs	-	(35.8)
Mark-to-market fuel hedge adjustments	(31.6)	33.0
Income before income taxes as reported	$96.5	$42.1

ALASKA REVENUES

Total operating revenues increased $123.2 million, or 16.4%, during the second quarter of 2010 as compared to the same period in 2009. The changes are summarized in the following table:

	Three Months Ended June 30
(in millions)	2010	2009	% Change
Passenger revenue - mainline	$702.3	$602.5	16.6
Freight and mail	26.9	24.2	11.2
Other - net	60.2	54.9	9.7
Total mainline revenues	$789.4	$681.6	15.8
Passenger revenue - purchased capacity	83.1	67.7	22.7
Total operating revenues	$872.5	$749.3	16.4

Operating Revenues – Mainline

Mainline passenger revenue increased 16.6% on a 4.4% increase in capacity and an 11.6% increase in passenger revenue per available seat mile (PRASM).  The increase in PRASM was driven by a 6% increase in yield and a 4.2-point increase in load factor.  Chronologically through the quarter, PRASM increased 11.4% in April, 13.3% in May, and 10.7% in June, compared with 2009.

Our load factor in July 2010 was 87.4%, compared to 84.3% in July 2009. Our advance bookings currently suggest that load factors will be up approximately 1 ½ points in August and September, and nearly three points in October compared to the same periods in the prior year.

Ancillary revenue included in passenger revenue increased from $24.7 million in the second quarter of 2009 to $43.6 million in the second quarter of 2010.  The increase is primarily due to the implementation of a first checked bag fee in the third quarter of 2009. Revenue from the first bag charge for mainline operations was $19.9 million in the second quarter of 2010. We do not expect significant year-over-year increases in ancillary revenues in the last six months of 2010 as we have now annualized our first bag charge.

Freight and mail revenue increased by $2.7 million, or 11.2%, primarily as a result of higher mail volumes and yields, higher freight yields and higher fuel and security surcharges, partially offset by lower freight volumes due to a slower fishing season in Alaska.

Other – net revenues increased $5.3 million, or 9.7%.  The increase is primarily due to receiving a higher rate for miles sold to our affinity card partner and an increase in the number of miles sold.

Passenger Revenue – Purchased Capacity
Passenger revenue – purchased capacity increased by $15.4 million to $83.1 million because of a 4.7% increase in capacity and a 17.2% increase in unit revenues compared to the prior year.  Unit revenues have increased as a result of a two-point increase in load factor and a 14.1% increase in yield.  The increase in yield was supported partially by $3.1 million revenue from the first bag service charge.

ALASKA EXPENSES
For the quarter, total operating expenses increased $72.0 million compared to the same period in 2009 mostly as a result of an increase in fuel expense, partially offset by the lack of new pilot contract transition costs recorded in the prior-year period. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31
(in millions)	2010	2009	% Change
Mainline fuel expense	$214.5	$107.4	99.7
Mainline non-fuel expenses	476.4	516.9	(7.8)
Mainline operating expenses	690.9	624.3	10.7
Purchased capacity costs	74.3	68.9	7.8
Total Operating Expenses	$765.2	$693.2	10.4

 Mainline Operating Expenses
Total mainline operating costs for the second quarter of 2010 increased $66.6 million compared to the same period of 2009. Significant individual expense variances from the second quarter of 2009 are described more fully below.

Wages and Benefits
Wages and benefits declined $7.5 million, or 3.8%, compared to the second quarter of 2009.  The components of wages and benefits are shown in the following table:

	Three Months Ended June 30
(in millions)	2010	2009	% Change
Wages	$134.6	$133.8	0.6
Pension and defined-contribution retirement benefits	20.9	29.2	(28.4)
Medical benefits	22.8	21.4	6.5
Other benefits and payroll taxes	12.6	14.0	(10.0)
Total wages and benefits	$190.9	$198.4	(3.8)

Wages increased 0.6% on a 3.5% reduction in full-time equivalent employees (FTE) compared to the second quarter of 2009.  Wages have not declined in step with the FTE reduction primarily because of higher average wage rates following recent furloughs, which are generally seniority-based, and average wage increases across many work groups.

The 28.4% decline in pension and other retirement-related benefits is primarily due to a $10.7 million decline in our defined-benefit pension cost driven by the improved funded status at the end of 2009 as compared to the previous year and the closing of the defined-benefit pension plan to new pilot entrants effective with their new contract in 2009.  The defined-benefit pension plan is now closed to all new entrants

Medical benefits increased 6.5% from the prior-year period primarily as a result of generally higher healthcare costs.

We expect wages and benefits to be relatively flat in the last half of 2010 compared to the last half of 2009 for reasons mentioned above.

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

Aircraft fuel expense increased $107.1 million, or 99.7%, compared to the second quarter of 2009. The elements of the change are illustrated in the following table:

	Three Months Ended June 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Fuel gallons consumed	79.6	76.5	4.1
Raw price per gallon	$2.36	$1.73	36.4
Total raw fuel expense	$187.6	$132.3	41.8
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	26.9	(24.9)	NM
Aircraft fuel expense	$214.5	$107.4	99.7

Fuel gallons consumed increased by 4.1% primarily as a result of a 4.4% increase in capacity, partially offset by longer average aircraft stage lengths as we continue to add more capacity to long-haul routes such as Hawaii.

The raw fuel price per gallon increased by 36.4% as a result of higher West Coast jet fuel prices driven by an increase in crude oil costs and refining margins.

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

Our economic fuel expense is calculated as follows:

	Three Months Ended June 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Raw fuel expense	$187.6	$132.3	41.8
Plus or minus: net of cash received from settled hedges and premium expense recognized	(4.7)	8.1	NM
Economic fuel expense	$182.9	$140.4	30.3
Fuel gallons consumed	79.6	76.5	4.1
Economic fuel cost per gallon	$2.30	$1.84	25.0
 NM = Not meaningful

As noted in the above table, the total net benefit recognized for hedges that settled during the period was $4.7 million in the second quarter of 2010, compared to a net expense of $8.1 million in 2009.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement.

We currently expect economic fuel expense to be higher for the remainder of 2010 than in 2009 because of higher jet fuel prices.

Aircraft Maintenance
Aircraft maintenance decreased by $6.6 million, or 14.2%, compared to the prior-year quarter because of fewer maintenance events and lower component costs, partially offset by higher costs associated with the return of leased aircraft. The number of events is mostly due to timing and we expect that the full-year maintenance expense will be slightly higher than in 2009.

Aircraft Rent
Aircraft rent declined $3.8 million, or 13.5%, compared with the 2009 second quarter.  The decrease is due to the removal of four leased aircraft from our operations since June 2009.

Depreciation and Amortization
Depreciation and amortization expense increased by $3.4 million from the same period in 2009 primarily as a result of the delivery of four new B737-800 aircraft in the second quarter of 2010 and four aircraft late in the second quarter of 2009.

New Pilot Contract Transition Costs
During the second quarter of 2009, in connection with a new four-year contract, Alaska’s pilots received a one-time aggregate bonus of $20.3 million.  The transition expense associated with establishing the new sick-leave payout program previously described was $15.5 million.

Mainline Unit Costs per Available Seat Mile
Our mainline operating costs per ASM are summarized below:

	Three Months Ended June 30
	2010		2009		% Change
Total mainline operating expenses per ASM (CASM)	11.30	¢	10.67	¢	5.9
Less the following components:
Aircraft fuel cost per ASM	3.51	¢	1.84	¢	90.8
New pilot contract transition costs per ASM	-		0.61	¢	NM
CASM, excluding fuel and noted items	7.79	¢	8.22	¢	(5.2)
NM = Not Meaningful

We have listed separately in the above table our fuel costs per ASM and our unit costs, excluding fuel and other noted items.  These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress.  We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

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

•
CASM excluding fuel and certain special items is one of the most important measures used by management of both Alaska and Horizon and by the board of directors in assessing quarterly and annual cost performance.  For Alaska Airlines, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 fleet branded in Alaska Airlines livery.  The revenue and expenses associated with purchased capacity are evaluated separately.

•	CASM excluding fuel (and other items as specified in our plan documents) is an important metric for the employee incentive plan that covers the majority of our employees.

•
CASM excluding fuel and certain special items is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airlines to others in the industry.  The measure is also the subject of frequent questions from investors.

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

We currently forecast our mainline CASM, excluding fuel and other special items, to be down approximately 3% - 4% for both the third quarter and full year of 2010 compared to 2009.

Purchased Capacity Costs
Purchased capacity costs increased $5.4 million, or 7.8%, compared to the second quarter of 2009.  Of the total, $67.4 million was paid to Horizon under the CPA for 356 million ASMs, a capacity increase of 4.7% from the second quarter of 2009. This expense is eliminated in consolidation.

Horizon Air Financial and Statistical Data (unaudited)

	Three Months Ended June 30						Six Months Ended June 30

Financial Data (in millions):	2010		2009		% Change		2010		2009		% Change
Operating Revenues:
Passenger - brand flying	$100.9		$91.7		10.0		$190.2		$178.3		6.7
Passenger - Alaska capacity purchase arrangement	67.4		63.5		6.1		133.8		121.3		10.3
Total passenger revenue	168.3		155.2		8.4		324.0		299.6		8.1
Freight and mail	0.7		0.6		16.7		1.3		1.3		-
Other - net	2.1		2.1		0.0		4.2		3.8		10.5
Total Operating Revenues	171.1		157.9		8.4		329.5		304.7		8.1

Operating Expenses:
Wages and benefits	46.0		46.2		(0.4)		91.4		92.6		(1.3)
Variable incentive pay	3.7		2.8		32.1		6.8		5.0		36.0
Aircraft fuel, including hedging gains and losses	40.5		21.0		92.9		76.1		46.8		62.6
Aircraft maintenance	13.8		13.0		6.2		28.7		26.4		8.7
Aircraft rent	11.1		11.0		0.9		22.2		22.5		(1.3)
Landing fees and other rentals	15.1		14.1		7.1		29.6		27.8		6.5
Contracted services	8.2		7.9		3.8		16.5		15.4		7.1
Selling expenses	7.5		7.0		7.1		14.4		12.9		11.6
Depreciation and amortization	10.1		9.4		7.4		20.3		18.6		9.1
Food and beverage service	0.6		0.5		20.0		1.1		1.1		-
Other	7.5		8.6		(12.8)		17.0		19.6		(13.3)
Fleet transition costs - CRJ-700	3.4		-		NM		3.4		-		NM
Fleet transition costs - Q200	-		5.2		NM		-		10.0		NM
Total Operating Expenses	167.5		146.7		14.2		327.5		298.7		9.6

Operating Income	3.6		11.2				2.0		6.0

Interest income	1.0		0.6				1.5		1.0
Interest expense	(5.6)		(5.2)				(10.7)		(11.1)
Interest capitalized	0.0		0.0				-		0.3
Other - net	(0.2)		(0.1)				(0.2)		(0.2)
	(4.8)		(4.7)				(9.4)		(10.0)

Income (Loss) Before Income Tax	$(1.2)		$6.5				$(7.4)		$(4.0)

Combined Operating Statistics: (a)
Revenue passengers (000)	1,705		1,694		0.6		3,289		3,240		1.5
RPMs (000,000) "traffic"	623		609		2.3		1,189		1,133		4.9
ASMs (000,000) "capacity"	833		828		0.6		1,626		1,615		0.7
Passenger load factor	74.8%		73.6%		1.2	pts	73.1%		70.2%		2.9	pts
Yield per passenger mile	27.01	¢	25.48	¢	6.0		27.25	¢	26.44	¢	3.1
Operating revenue per ASM (RASM)	20.54	¢	19.07	¢	7.7		20.26	¢	18.87	¢	7.4
Passenger revenue per ASM (PRASM)	20.20	¢	18.74	¢	7.8		19.93	¢	18.55	¢	7.4
Operating expenses per ASM (CASM)	20.11	¢	17.72	¢	13.5		20.14	¢	18.50	¢	8.9
CASM, excluding fuel and CRJ-700 fleet transition costs	14.84	¢	15.18	¢	(2.2)		15.25	¢	15.60	¢	(2.2)
Q200 fleet transition costs per ASM	-		0.63	¢	NM		-		0.62	¢	NM
Aircraft fuel cost per gallon	$2.76		$1.41		95.7		$2.64		$1.58		67.1
Economic fuel cost per gallon	$2.35		$1.86		26.3		$2.32		$1.87		24.1
Fuel gallons (000,000)	14.7		15.0		(2.0)		28.9		29.5		(2.0)
Average number of full-time equivalent employees	3,096		3,308		(6.4)		3,128		3,345		(6.5)
Aircraft utilization (blk hrs/day)	7.9		8.3		(4.8)		7.8		8.3		(6.0)
Operating fleet at period-end	57		55		2	a/c	57		55		2	a/c

NM = Not Meaningful

HORIZON AIR
Horizon reported a loss before income taxes of $1.2 million during the second quarter of 2010 compared to income of $6.5 million in 2009.  The $7.7 million decline is primarily due to higher aircraft fuel, partially offset by an increase in operating revenues.

Excluding the mark-to-market adjustments in each period as noted in the table below and the CRJ-700 fleet transition costs in 2010, Horizon would have reported pretax income of $8.2 million in the second quarter of 2010, compared to a pretax loss of $0.3 million in the same period of 2009.

	Three Months Ended June 30
(in millions)	2010	2009
Income (loss) before income taxes, excluding items below	$8.2	$(0.3)
Fleet transition costs - CRJ-700	(3.4)	-
Mark-to-market fuel hedge adjustments	(6.0)	6.8
Income (loss) before income taxes as reported	$(1.2)	$6.5

HORIZON REVENUES
For the second quarter of 2010, operating revenues increased $13.2 million, or 8.4%, compared to 2009.  Horizon’s passenger revenues are summarized in the table below:

	Three Months Ended June 30
	2010		2009
(dollars in millions)	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon "brand" flying	$100.9	57	$91.7	59
Revenue from CPA with Alaska	67.4	43	63.5	41
Total Passenger revenue and % of ASMs	$168.3	100	$155.2	100

Line-of-business information is presented in the table below. In the CPA arrangement, Alaska assumes the market revenue risk and pays Horizon an agreed-upon rate based on capacity. As a result, yield and load factor information for the CPA arrangement are not presented.

	Three Months Ended June 30, 2010
	Capacity and Mix				Load Factor		Yield			RASM
	2010 Actual (in millions)	2009 Actual (in millions)	Change Y-O-Y	Current % Total	Actual	Point Change Y-O-Y	Actual		Change Y-O-Y	Actual (in millions)		Change Y-O-Y
Brand Flying	477	488	(2.3%)	57	73.1%	0.2	28.91	¢	12.2%	21.74	¢	12.4%
Alaska CPA	356	340	4.7%	43	NM	NM	NM		NM	18.97	¢	1.5%
System Total	833	828	0.6%	100	74.8%	1.2	27.01	¢	6.0%	20.54	¢	7.7%

Horizon brand flying includes those routes in the Horizon system not included in the Alaska CPA. Horizon has the inventory and revenue risk in those markets.  Passenger revenue from Horizon brand flying increased $9.2 million, or 10.0%, on a 12.6% increase in PRASM, partially offset by a 2.3% reduction in brand capacity. The increase in PRASM is primarily due to a 12.2% increase in yield on relatively flat load factor in those markets.

Revenue from the CPA with Alaska totaled $67.4 million during the second quarter of 2010 compared to $63.5 million in the second quarter of 2009. The increase is primarily due to a 4.7% increase in capacity provided under this arrangement. Under the CPA, the fee paid by Alaska is based on an agreed-upon capacity rate, which we expect to be adjusted in the future as we move to closer to market rates.  This revenue is eliminated in consolidation.

HORIZON EXPENSES
Total operating expenses increased $20.8 million, or 14.2%, as compared to the same period in 2009.  Significant period-over-period changes in the components of operating expenses are as follows:

Aircraft Fuel
Aircraft fuel increased $19.5 million, or 92.9%, compared to the second quarter of 2009. The elements of the change are illustrated in the following table:

	Three Months Ended June 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Fuel gallons consumed	14.7	15.0	(2.0)
Raw price per gallon	$2.40	$1.75	37.1
Total raw fuel expense	$35.3	$26.2	34.7
Impact on fuel expense from (gains) and losses arising from fuel-hedging activities	5.2	(5.2)	NM
Aircraft fuel expense	$40.5	$21.0	92.9

The raw fuel price per gallon increased by 34.7% as a result of higher West Coast jet fuel prices.  Based on the current price of jet fuel, we expect that the raw price per gallon in 2010 will be higher than in 2009.

Our economic fuel cost is calculated as follows:

	Three Months Ended June 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Raw fuel expense	$35.3	$26.2	34.7
Plus or minus: net of cash received from settled hedges and premium expense recognized	(0.8)	1.6	NM
Economic fuel expense	$34.5	$27.8	24.1
Fuel gallons consumed	14.7	15.0	(2.0)
Economic fuel cost per gallon	$2.35	$1.86	26.3
NM = Not meaningful

As noted in the table above, the total net benefit recognized for hedges that settled during the period was $0.8 million in the second quarter of 2010, compared to a net expense of $1.6 million in 2009.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement.

We currently expect economic fuel expense to be higher for the full year of 2010 than for 2009 because of higher jet fuel prices.

Fleet Transition Costs
We recorded $3.4 million during the second quarter of 2010 related to the removal of a CRJ-700 aircraft from our operations through a sublease to a third-party carrier.  We expect to record additional expenses related to the sublease of four CRJ-700 aircraft in the third quarter.  At this time, we estimate the charge in the third quarter will be approximately $7 million to $9 million.

During the second quarter of 2009, fleet transition costs associated with the removal of Q200 aircraft from the operating fleet were $5.2 million.

Operating Costs per Available Seat Mile (CASM)
Our operating costs per ASM are summarized below:
	Three Months Ended June 30
	2010		2009		% Change
Total operating expenses per ASM (CASM)	20.11	¢	17.72	¢	13.5
Less the following components:
Aircraft fuel cost per ASM	4.86	¢	2.54	¢	91.3
CRJ-700 fleet transition costs per ASM	0.41	¢	-		NM
CASM, excluding fuel and CRJ-700 fleet transition costs	14.84	¢	15.18	¢	(2.2)
Q-200 fleet transition costs per ASM	-		0.63	¢	NM
CASM, excluding fuel and all fleet transition costs	14.84	¢	14.55	¢	2.0

We currently forecast our CASM, excluding fuel and fleet transition costs, to be up 5% for the third quarter and flat to down 1% for the full year compared to 2009.

CONSOLIDATED NONOPERATING INCOME (EXPENSE)
Net nonoperating expense was $15.9 million in the second quarter of 2010 compared to $19.0 million for the same period of 2009.  Interest expense increased $1.2 million primarily resulting from the write off of deferred financing costs and prepayment penalties on our prepayment of two aircraft debt instruments, partially offset by lower interest rates on our variable-rate debt and a lower average debt balance.  Other – net nonoperating income (expense) improved by $4.7 million compared to the prior-year period primarily due to larger realized gains on the sale of marketable securities.

CONSOLIDATED INCOME TAX EXPENSE
See discussion below under “Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009.”

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2010 TO SIX MONTHS ENDED
JUNE 30, 2009
Our consolidated net income for the six months ended June 30, 2010 was $63.9 million, or $1.74 per diluted share, compared to net income of $9.9 million, or $0.27 per diluted share, for the first six months of 2009.  Items that impact the comparability between the periods are as follows:

•
Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting.  For the first six months of 2010, we recognized net mark-to-market losses of $50.1 million ($31.1 million after tax, or $0.85 per share), compared to net gains of $49.8 million ($31.1 million after tax, or $0.85 per share) in the same period of 2009.

•	The first six months of 2010 include CRJ-700 fleet transition costs of $3.4 million ($2.1 million after tax, or $0.06 per share).

•	The first six months of 2009 include new pilot contract transition costs of $35.8 million ($22.3 million after tax, or $0.61 per share) discussed previously.

Excluding the mark-to-market adjustments and other noted items, and as shown in the following table, our consolidated net income for the first six months of 2010 was $97.1 million, or $2.65 per diluted share, compared to an adjusted consolidated net income of $1.1 million, or $0.03 per share, in the first six months of 2009.

	Six Months Ended June 30,
	2010		2009
(in millions except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS, excluding noted items	$97.1	$2.65	$1.1	$0.03
New pilot contract transition costs, net of tax	-	-	(22.3)	(0.61)
Fleet transition costs - CRJ-700, net of tax	(2.1)	(0.06)	-	-
Mark-to-market fuel hedge adjustments, net of tax	(31.1)	(0.85)	31.1	0.85
Net income and diluted EPS as reported	$63.9	$1.74	$9.9	$0.27

ALASKA AIRLINES
Alaska reported income before income taxes of $113.7 million during the first six months of 2010 compared to $23.8 million in the first six months of 2009.

Excluding the mark-to-market adjustments in each period as noted in the table below and the pilot contract transition costs in 2009, Alaska would have reported pretax income of $154.6 million in the first six months of 2010, compared to pretax income of $18.3 million in the same period of 2009.

	Six Months Ended June 30
(in millions)	2010	2009
Income before income taxes, excluding items below	$154.6	$18.3
New pilot contract transition costs	-	(35.8)
Mark-to-market fuel hedge adjustments	(40.9)	41.3
Income before income taxes as reported	$113.7	$23.8

ALASKA REVENUES
Total operating revenues increased $207.7 million, or 14.8%, during the first six months of 2010 compared to the same period in 2009.  The changes are summarized in the following table:

	Six Months Ended June 30
(in millions)	2010	2009	% Change
Passenger revenue - mainline	$1,289.3	$1,142.3	12.9
Freight and mail	48.9	42.5	15.1
Other - net	112.3	88.1	27.5
Total mainline revenues	$1,450.5	$1,272.9	14.0
Passenger revenue - purchased capacity	159.6	129.5	23.2
Total operating revenues	$1,610.1	$1,402.4	14.8

Operating Revenues – Mainline
Mainline passenger revenue for the first six months of 2010 improved by 12.9% on a 2.5% increase in capacity and a 10.2% increase in PRASM compared to the first half of 2009. The increase in PRASM was driven by a 4% rise in ticket yield compared to the prior-year period and a 4.6-point increase in load factor.

Ancillary revenue included in passenger revenue increased from $49.0 million in the first six months of 2009 to $81.6 million in the current year.  The increase is primarily due to the implementation of our first checked bag fee in the third quarter of 2009 and growth in the number of passengers.

Freight and mail revenue increased $6.4 million, or 15.1%, primarily as a result of higher volumes and yields and higher fuel and security surcharges.

Other – net revenues increased $24.2 million, or 27.5%.  Mileage Plan revenues increased by $20.3 million primarily because of an increase in number of miles sold to our affinity card partner and a contractual rate increase for those sold miles.

Passenger Revenue – Purchased Capacity
Passenger revenue - purchased capacity flying increased $30.1 million over the same period last year because of a 10.4% rise in capacity combined with an 11.6% increase in unit revenue compared to the prior year.

ALASKA EXPENSES
For the six months ended June 30, 2010, total operating expenses increased $122.1 million, or 9.0%, compared to the same period in 2009 mostly as a result of a higher aircraft fuel expense.  We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30
(in millions)	2010	2009	% Change
Mainline fuel expense	$386.2	$239.3	61.4
Mainline non-fuel expenses	941.7	981.7	(4.1)
Mainline operating expenses	1,327.9	1,221.0	8.8
Purchased capacity costs	146.8	131.6	11.6
Total Operating Expenses	$1,474.7	$1,352.6	9.0
NM = Not Meaningful

Mainline Operating Expenses
Total mainline operating expenses increased $106.9 million, or 8.8%, during the first six months of 2010 compared to the same period last year. The increase was mostly due to the $146.9 million increase in aircraft fuel expense, offset by charges for the new pilot contract recorded in the prior-year period.  Significant operating expense variances from the first six months of 2009 are more fully described below.

Wages and Benefits
Wages and benefits were down $13.7 million, or 3.5%, compared to the first six months of 2009.  The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30
(in millions)	2010	2009	% Change
Wages	$268.3	$268.5	(0.1)
Pension and defined-contribution retirement benefits	42.1	58.4	(27.9)
Medical benefits	44.5	40.3	10.4
Other benefits and payroll taxes	27.2	28.6	(4.9)
Total wages and benefits	$382.1	$395.8	(3.5)

Wages were flat on a 4.5% reduction in FTEs compared to the first six months of 2009.  Wages have not declined in step with the FTE reduction because of higher wage rates for the pilot group in connection with their new contract effective April 1, 2009 and higher average wages for other employees after recent furloughs, which are generally seniority-based.

The 27.9% decrease in pension and other retirement-related benefits is primarily due to a significant decline in our defined-benefit pension cost driven by the improved funded status at the end of 2009 as compared to the previous year and the closing of the defined-benefit pension plan to new pilot entrants with their new contract in 2009.

Medical benefits increased 10.4% from the prior-year period primarily as a result of an increase in the post-retirement medical cost for the pilot group in connection with their new contract and generally higher healthcare costs.

Variable Incentive Pay
Variable incentive pay expense increased from $23.2 million in the first six months of 2009 to $32.7 million in the same period of 2010. The increase is primarily due to the addition of mechanics and ramp service agents to the Air Group Performance-Based Pay Plan in the last half of 2009, not reflected in the expense for the first six months of 2009.  The increase also reflects our expectations for profitability and other metrics under the plan for the full year as of the end of the second quarter this year compared to where our expectations were at the end of the second quarter of 2009.

Aircraft Fuel
Aircraft fuel expense increased $146.9 million, or 61.4%, compared to the first six months of 2009. The elements of the change are illustrated in the following table:

	Six Months Ended June 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Fuel gallons consumed	151.9	149.8	1.4
Raw price per gallon	$2.31	$1.68	37.5
Total raw fuel expense	$350.3	$251.1	39.5
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	35.9	(11.8)	NM
Aircraft fuel expense	$386.2	$239.3	61.4
NM = Not Meaningful

Fuel gallons consumed increased 1.4%, primarily as a result of a 2.5% increase in capacity, partially offset by longer average aircraft stage lengths.

The raw fuel price per gallon increased 37.5% as a result of higher West Coast jet fuel driven by higher crude oil costs and refining margins.

Our economic fuel expense is calculated as follows:

	Six Months Ended June 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Raw fuel expense	$350.3	$251.1	39.5
Plus or minus: net of cash received from settled hedges and premium expense recognized	(5.0)	29.5	NM
Economic fuel expense	$345.3	$280.6	23.1
Fuel gallons consumed	151.9	149.8	1.4
Economic fuel cost per gallon	$2.28	$1.88	21.3
NM = Not meaningful

The total net benefit recognized for hedges that settled during the period was $5.0 million in the first six months, compared to a net expense of $29.5 million in the same period of 2009.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement. The increase is primarily due to the increase in crude oil prices over the past year.

Aircraft Maintenance
Aircraft maintenance decreased by $10.8 million, or 11.6%, compared to the prior-year period because of a lower number of airframe events and lower component costs, partially offset by higher costs associated with the return of leased aircraft.

Aircraft Rent
Aircraft rent declined $4.4 million, or 8.1%, compared with the first six months of 2009.  The decrease was the result of the return of four leased aircraft since June 2009.

Landing Fees and Other Rents
Landing fees and other rents increased $3.4 million, or 4.2%, compared to the first two quarters of 2009.  The increase is attributable to more passengers and higher rates in many airports across our network, partially offset by fewer departures.  Airport rent and landing fee rates have generally increased across the system as airport costs are allocated to fewer departures because of industry-wide capacity reduction over the past two years.  We have experienced rate decreases in Seattle, our largest airport, and we are working with other airports on ways to reduce costs.

Selling Expenses
Selling expenses increased by $10.0 million, or 21.1%, compared to the first six months of 2009 as a result of higher credit card and travel agency commissions and ticket distribution costs resulting from the increase in passenger traffic and average fares.  We expect selling expenses to be higher in 2010 than in 2009 for these same reasons.

Depreciation and Amortization
Depreciation and amortization increased $5.8 million, or 6.6%, compared to the first six months of 2009.  This is primarily due to the additional B737-800 aircraft delivered in the first six months of 2010 and a full period of depreciation for aircraft delivered in the first half of 2009.

Other Operating Expenses
Other operating expenses declined $9.8 million, or 12.1%, compared to the prior year.  The decline is primarily driven by a reduction in professional services, lower de-icing costs stemming from a milder winter on the West Coast, lower personnel non-wage costs such as hotels, a decline in passenger inconvenience costs, and lower legal costs.

New Pilot Contract Transition Costs
During the prior-year period, in connection with a new four-year contract, Alaska’s pilots received a one-time aggregate bonus of $20.3 million.  The transition expense associated with establishing the new sick-leave payout program previously described was $15.5 million

Mainline Unit Costs per Available Seat Mile
Our mainline operating costs per ASM are summarized below:

	Six Months Ended June 30
	2010		2009		% Change
Total mainline operating expenses per ASM (CASM)	11.40	¢	10.74	¢	6.1
Less the following components:
Aircraft fuel cost per ASM	3.32	¢	2.11	¢	57.3
New pilot contract transition costs per ASM	-		0.31	¢	NM
CASM, excluding fuel and noted items	8.08	¢	8.32	¢	(2.9)
NM = Not Meaningful

Purchased Capacity Costs
Purchased capacity costs increased $15.2 million, from $131.6 million for the first six months of 2009 to $146.8 million for the six months ended June 30, 2010.  Of the total, $133.8 million was paid to Horizon under the CPA for 709 million ASMs. This expense is eliminated in consolidation.

HORIZON AIR
Horizon reported a loss before income taxes of $7.4 million during the first six months of 2010 compared to a loss of $4.0 million in 2009.  The decline in earnings is primarily due to higher aircraft fuel costs, partially offset by an increase in operating revenues.

Excluding the mark-to-market adjustments in each period and the CRJ-700 fleet transition charges in 2010 as noted in the table below, Horizon would have reported pretax income of $5.2 million in the first six months of 2010, compared to a pretax loss of $12.5 million in the same period of 2009.

	Six Months Ended June 30
(in millions)	2010	2009
Income (loss) before income taxes, excluding items below	$5.2	$(12.5)
Fleet transition charges - CRJ-700	(3.4)	-
Mark-to-market fuel hedge adjustments	(9.2)	8.5
Loss before income taxes as reported	$(7.4)	$(4.0)

HORIZON REVENUES
During the six months ended June 30, 2010, operating revenues increased $24.8 million, or 8.1%, compared to 2009.  Horizon’s passenger revenues are summarized in the table below:

	Six Months Ended June 30
	2010		2009
(dollars in millions)	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon "brand" flying	$190.2	56	$178.3	60
Revenue from CPA with Alaska	133.8	44	121.3	40
Total Passenger revenue and % of ASMs	$324.0	100	$299.6	100

Line-of-business information for the first six months of 2010 and 2009 is presented in the table below:

	Six Months Ended June 30, 2010
	Capacity and Mix				Load Factor		Yield			RASM
	2010 Actual (in millions)	2009 Actual (in millions)	Change Y-O-Y	Current % Total	Actual	Point Change Y-O-Y	Actual		Change Y-O-Y	Actual (in millions)		Change Y-O-Y
Brand Flying	917	976	(6.0%)	56	71.3%	2.1	29.07	¢	10.2%	21.33	¢	13.6%
Alaska CPA	709	639	11.0%	44	NM	NM	NM		NM	18.89	¢	(0.5%)
System Total	1,626	1,615	0.7%	100	73.1%	2.9	27.25	¢	3.1%	20.26	¢	7.4%
NM = Not Meaningful

Passenger revenue from Horizon brand flying increased $11.9 million, or 6.7%, on a 13.5% increase in passenger unit revenues, partially offset by a 6% decline in brand capacity. The increase in unit revenues is primarily due to a 2.1-point increase in brand load factor and a 10.2% improvement in yield in those markets.

Revenue from the CPA flying performed on behalf of Alaska totaled $133.8 million during the first six months of 2010 compared to $121.3 million in the first six months of 2009. The increase is primarily due to an 11% increase in capacity provided under this arrangement. This revenue is eliminated in consolidation.

HORIZON EXPENSES
Total operating expenses increased $28.8 million, or 9.6%, as compared to the same period in 2009.    Significant period-over-period changes in the components of operating expenses are as follows.

Aircraft Fuel
Aircraft fuel increased $29.3 million, or 62.6%, compared to the same period in 2009. The elements of the change are illustrated in the following table:

	Six Months Ended June 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Fuel gallons consumed	28.9	29.5	(2.0)
Raw price per gallon	$2.35	$1.67	40.7
Total raw fuel expense	$67.8	$49.3	37.5
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	8.3	(2.5)	NM
Aircraft fuel expense	$76.1	$46.8	62.6
 NM = Not Meaningful

The raw fuel price per gallon increased by 40.7% as a result of higher West Coast jet fuel prices.

Our economic fuel expense is calculated as follows:

	Six Months Ended June 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Raw fuel expense	$67.8	$49.3	37.5
Plus or minus: net of cash received from settled hedges and premium expense recognized	(0.9)	6.0	NM
Economic fuel expense	$66.9	$55.3	21.0
Fuel gallons consumed	28.9	29.5	(2.0)
Economic fuel cost per gallon	$2.32	$1.87	24.1
NM = Not meaningful

The total net benefit recognized for hedges that settled during the period was $0.9 million, compared to a net expense of $6.0 million in 2009.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement.

Fleet Transition Costs
We recorded $3.4 million in the first six months of 2010 related to the removal of a CRJ-700 aircraft from our operations through a sublease to a third-party carrier.

In the first six months of 2009, fleet transition costs associated with the removal of Q200 aircraft from the operating fleet was $10.0 million as the six final Q200 aircraft were removed from operation.

Operating Costs per Available Seat Mile (CASM)

	Six Months Ended June 30
	2010		2009		% Change
Total operating expenses per ASM (CASM)	20.14	¢	18.50	¢	8.9
Less the following components:
Aircraft fuel cost per ASM	4.68	¢	2.90	¢	61.4
CRJ-700 fleet transition costs per ASM	0.21	¢	-		NM
CASM, excluding fuel and CRJ-700 fleet transition costs	15.25	¢	15.60	¢	(2.2)
Q-200 fleet transition costs per ASM	-		0.62	¢	NM
CASM, excluding fuel and all fleet transition costs	15.25	¢	14.98	¢	1.8
NM = Not Meaningful

CONSOLIDATED NONOPERATING INCOME (EXPENSE)
Net nonoperating expense was $31.7 million in the first six months of 2010 compared to $36.7 million in the same period of 2009.  The reasons for the changes to the components of nonoperating expense are consistent with those in the three-month discussion.

CONSOLIDATED INCOME TAX EXPENSE
We provide for income taxes based on our estimate of the effective tax rate for the full year.  Our effective income tax rate on pretax income for the first six months of 2010 was 38.7%, compared to 45.3% for the first six months of 2009.  In arriving at this rate, we considered a variety of factors, including our forecasted full-year pretax results, the U.S. federal rate of 35%, expected nondeductible expenses and estimated state income taxes.  We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pretax income or loss and the magnitude of any nondeductible expenses in relation to that pretax amount.

CRITICAL ACCOUNTING ESTIMATES
For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are our existing cash and marketable securities balance of $1.3 billion (which represents 35% of trailing twelve months revenue) and our expected cash flow from operations.  We also have other sources of liquidity such as the ability to finance unencumbered aircraft, our combined $200 million bank line-of-credit facilities, and a “forward sale” of mileage credits to our affinity card bank partner. Because of the severe economic uncertainty in 2009 and the volatility of fuel prices in recent years, we intentionally increased our balance of cash and marketable securities to current levels.  As the economic climate stabilizes, we plan to reduce our cash and marketable securities to 25% to 30% of revenues over the next two years, through debt repayment, share repurchases, pension funding, or a combination thereof.  During the second quarter of 2010, we paid off the outstanding debt balances associated with two B737-800 aircraft, totaling approximately $54 million and our Board authorized a new $50 million share repurchase program.  We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

We believe that our current cash and marketable securities balance combined with future cash flows from operations and other sources of liquidity will be more than adequate to fund our operations, meet our capital commitments and debt obligations for at least the next 12 months and would continue to be sufficient if we reduce our cash balance further as described above.

In our cash and marketable securities portfolio, we invest only in U.S. government securities, asset-backed obligations and corporate debt securities.  We do not invest in equities or auction-rate securities.  As of June 30, 2010, we had an $18.6 million net unrealized gain associated with our cash and marketable securities balance.

The table below presents the major indicators of financial condition and liquidity.

	June 30, 2010	December 31, 2009	Change
(dollars in millions)
Cash and marketable securities	$1,272.7	$1,192.1	$80.6
Cash and marketable securities as a percentage of last twelve months revenue	35%	35%	--
Long-term debt, net of current portion	1,570.0	1,699.2	(129.2)
Shareholders' equity	939.9	872.1	67.8
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	73%: 27%	76%:24%	NA

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS
Cash Provided by Operating Activities
During the first six months of 2010, net cash provided by operating activities was $333.6 million, compared to $123.2 million generated during the same period of 2009. The increase in operating cash flow was primarily due to the improvement in earnings and increase of cash inflows from advance ticket sales compared to the prior-year period.  These increases were partially offset by the payment of 2009 incentive pay in the first quarter of 2010, which was significantly larger than the payment of 2008 incentive pay in the first quarter of 2009.

We typically generate positive cash flows from operations and expect to do so in 2010, but historically we have consumed substantially all of that cash plus additional debt proceeds for capital expenditures and debt payments.  In 2010, however, we anticipate much lower capital expenditures than in the past several years and will use our operating cash flow to prepay long-term debt, provide funding to our pension plans, and repurchase our common stock.

Cash Used in Investing Activities
Cash used in investing activities was $239.9 million during the first six months of 2010, compared to $462.6 million during the same period of 2009. Our capital expenditures were $111.8 million, or $196.7 million lower than in the same period of 2009, as we purchased four B737-800 aircraft compared to ten B737-800 aircraft and two Q400 aircraft in the first six months of 2009.

We currently expect gross capital expenditures for 2010 to be as follows (in millions):

	Aircraft-related	Non-aircraft	Total
Alaska	$126	$75	$201
Horizon	4	5	9
Total Air Group	$130	$80	$210

Currently, we expect to have gross aircraft capital expenditures of approximately $110 million and $180 million in 2011 and 2012, respectively, which is significantly less than the average over the past several years.  We believe this will allow us to apply more of our operating cash flow to reduce our outstanding debt balance and decrease our leverage.

Cash Provided by Financing Activities
Net cash used for financing activities was $149.8 million during the first six months of 2010 compared to cash provided by financing activities of $219.6 million during the same period of 2009.  The decrease is primarily due to proceeds from the sale-leaseback transaction of six B737-800 aircraft and debt proceeds during the first quarter of 2009 compared to no borrowings in 2010.

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

Pre-delivery Payment Facility
We terminated our pre-delivery payment facility in the second quarter of 2010.  There were no outstanding borrowings under this facility at the time of termination.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Aircraft Purchase Commitments
We have firm orders to purchase 21 aircraft requiring future aggregate payments of approximately $571 million, as set forth below.  Alaska recently converted two options into firm orders for B737-800 aircraft to be delivered in 2012.  Alaska has remaining options to acquire 38 additional B737s and Horizon has options to acquire 10 Q400s.

The following table summarizes aircraft purchase commitments as of June 30, 2010, and payments by year:

	Delivery Period - Firm Orders

Aircraft	July 1 – December 31, 2010	2011	2012	2013	2014	2015	Total
Boeing 737-800	-	3	4	2	2	2	13
Bombardier Q400	-	-	4	4	-	-	8
Total	-	3	8	6	2	2	21
Payments (in millions)	$46.1	$112.1	$182.4	$143.1	$55.1	$32.2	$571.0

We expect to pay for the firm orders beyond 2010 and the option aircraft, if exercised, through internally generated cash, long-term debt, or operating lease agreements.

Contractual Obligations
The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of June 30, 2010.

						Beyond
(in millions)	July 1 – Dec. 31, 2010	2011	2012	2013	2014	2014	Total
Current and long-term debt obligations	$76.0	$185.5	$230.3	$189.8	$156.6	$886.1	$1,724.3
Operating lease commitments (1)	81.9	216.8	216.4	158.4	140.6	425.5	1,239.6
Aircraft purchase commitments	46.1	112.1	182.4	143.1	55.1	32.2	571.0
Interest obligations (2)	46.1	95.4	85.2	70.4	59.4	179.0	535.5
Other purchase obligations (3)	36.1	51.9	52.2	42.2	54.3	--	236.7
Total	$286.2	$661.7	$766.5	$603.9	$466.0	$1,522.8	$4,307.1

(1) Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.  The aircraft operating leases include lease obligations for two leased MD-80 aircraft, 16 leased Q200 aircraft, and three CRJ-700 aircraft, all of which  are no longer in our operating fleets.   We have accrued for these lease commitments based on their discounted future cash flows and we remain obligated under the existing lease contracts on these aircraft.  Subsequent to June 30, 2010, we have disposed of two additional CRJ-700 aircraft under lease assignments and we have arranged to terminate the leases on the two MD-80 aircraft.
(2) For variable-rate debt, future obligations are shown above using interest rates in effect as of June 30, 2010.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our 2009 10-K except as follows:

Market Risk – Aircraft Fuel
We hedge our exposure to the volatility of jet fuel prices using crude oil call options and, recently, jet fuel refining margin swap contracts.  Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices.  With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts.  We believe there is risk in not hedging against the possibility of fuel price increases.  We estimate that a 10% increase or decrease in crude oil prices as of June 30, 2010 would increase or decrease the fair value of our crude oil hedge portfolio by approximately $33.0 million and $25.7 million, respectively.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010 an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting
We made no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION
ITEM 1.                LEGAL PROCEEDINGS
We are a party to routine litigation matters incidental to our business.  We believe the ultimate disposition of these matters is not likely to materially affect our financial position or results of operations.  This forward-looking statement is based on management’s current understanding of the relevant law and facts; and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities	Total number of shares purchased	Average price paid per share	Maximum approximate remaining dollar value of shares that can be repurchased under the plan (2)
February 11, 2010 – February 28, 2010 (1)	72,000	$34.39
March 1, 2010 – March 31, 2010 (1)	206,900	38.76
April 1, 2010 – April 30, 2010 (1)	189,000	42.34
May 1, 2010 – May 28, 2010 (1)	177,848	43.72
Total	645,748	$40.69	$50,000,000

(1)	Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in June 2009. The plan expired in June 2010.

(2)	Pursuant to a $50 million repurchase plan authorized by the Board of Directors in June 2010. No purchases had been made as of June 30, 2010. The plan expires in June 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 18, 2010. Results of the voting on the proposals were included in the Company’s Form 8-K filed on May 21, 2010.

ITEM 5.         OTHER INFORMATION
None.

ITEM 6.         EXHIBITS
See Exhibit Index on page 49.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  August 5, 2010

By: /s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description
10.1*	Agreement, dated as of July 30, 2010, between Alaska Air Group, Inc. and Glenn Johnson

10.2
Agreement, dated as of June 9, 2010, between Horizon Air Industries, Inc. and Jeff Pinneo (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on June 14, 2010 and incorporated herein by reference.)

31.1*	Section 302 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2*	Section 302 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1**	Section 906 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Section 906 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith.
** Exhibits are being furnished pursuant to 18 U.S.C. Section 1350 and shall not deemed to be “filed” or purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”,) or otherwise subject to the liability of that section. Such exhibits  shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.