Form 10-Q
period 2010-09-30
ALASKA AIR GROUP INC
filed 2010-11-05
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.
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

The registrant has 36,821,631 common shares, par value $1.00, outstanding at October 31, 2010.

ALASKA AIR GROUP, INC.
Quarterly Report on Form 10-Q for the three months ended September 30, 2010

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

ASSETS
(in millions)	September 30, 2010	December 31, 2009
Current Assets
Cash and cash equivalents	$129.2	$164.2
Marketable securities	1,188.5	1,027.9
Total cash and marketable securities	1,317.7	1,192.1
Receivables - net	139.6	111.8
Inventories and supplies - net	41.6	45.8
Deferred income taxes	129.8	120.3
Fuel hedge contracts	39.9	66.2
Prepaid expenses and other current assets	99.7	98.1
Total Current Assets	1,768.3	1,634.3

Property and Equipment
Aircraft and other flight equipment	3,804.6	3,660.1
Other property and equipment	624.1	631.3
Deposits for future flight equipment	174.4	215.5
	4,603.1	4,506.9
Less accumulated depreciation and amortization	1,456.1	1,339.0
Total Property and Equipment - Net	3,147.0	3,167.9

Fuel Hedge Contracts	57.1	50.8

Other Assets	147.7	143.2

Total Assets	$5,120.1	$4,996.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

LIABILITIES AND SHAREHOLDERS' EQUITY

(in millions except share amounts)	September 30, 2010	December 31, 2009
Current Liabilities
Accounts payable	$50.8	$63.3
Accrued aircraft rent	34.6	54.0
Accrued wages, vacation and payroll taxes	152.2	155.4
Other accrued liabilities	538.6	474.5
Air traffic liability	462.0	366.3
Current portion of long-term debt	233.8	156.0
Total Current Liabilities	1,472.0	1,269.5

Long-Term Debt, Net of Current Portion	1,390.1	1,699.2

Other Liabilities and Credits
Deferred income taxes	251.7	151.1
Deferred revenue	396.8	435.1
Obligation for pension and postretirement medical benefits	403.4	421.0
Other liabilities	132.6	148.2
	1,184.5	1,155.4
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value
Authorized: 5,000,000 shares, none issued or outstanding	-	-
Common stock, $1 par value
Authorized: 100,000,000 shares
Issued: 2010 - 36,790,005 shares
2009 - 35,843,092 shares	36.8	35.8
Capital in excess of par value	805.7	767.0
Treasury stock (common), at cost: 2010 - 840,922 shares
2009 - 252,084 shares	(32.4)	(5.7)
Accumulated other comprehensive loss	(237.9)	(240.0)
Retained earnings	501.3	315.0
	1,073.5	872.1
Total Liabilities and Shareholders' Equity	$5,120.1	$4,996.2

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions except per-share amounts)	2010	2009	2010	2009
Operating Revenues
Passenger	$973.5	$884.8	$2,603.4	$2,326.1
Freight and mail	29.4	27.7	80.5	72.3
Other - net	64.6	54.9	189.9	155.3

Total Operating Revenues	1,067.5	967.4	2,873.8	2,553.7

Operating Expenses
Wages and benefits	240.2	246.2	719.1	739.3
Variable incentive pay	23.0	24.0	62.5	52.2
Aircraft fuel, including hedging gains and losses	220.9	199.5	683.2	485.6
Aircraft maintenance	55.3	49.7	166.1	169.0
Aircraft rent	33.9	38.3	106.3	115.4
Landing fees and other rentals	59.8	57.3	173.6	165.9
Contracted services	40.7	38.8	121.4	116.7
Selling expenses	44.3	37.0	116.1	97.3
Depreciation and amortization	57.8	55.6	172.0	162.3
Food and beverage service	15.6	12.7	42.2	36.7
Other	49.8	49.7	145.8	154.1
New pilot contract transition costs	-	-	-	35.8
Horizon restructuring and CRJ-700 fleet transition costs	9.8	-	13.2	-
Fleet transition costs - Q200	-	(1.2)	-	8.8

Total Operating Expenses	851.1	807.6	2,521.5	2,339.1

Operating Income	216.4	159.8	352.3	214.6

Nonoperating Income (Expense)
Interest income	7.6	8.3	22.7	24.4
Interest expense	(29.5)	(25.9)	(81.4)	(77.8)
Interest capitalized	1.4	1.4	4.7	6.0
Other - net	2.3	(0.8)	4.1	(6.3)
	(18.2)	(17.0)	(49.9)	(53.7)
Income before income tax	198.2	142.8	302.4	160.9
Income tax expense	75.8	55.2	116.1	63.4

Net Income	$122.4	$87.6	$186.3	$97.5

Basic Earnings Per Share:	$3.41	$2.48	$5.21	$2.71
Diluted Earnings Per Share:	$3.32	$2.46	$5.08	$2.69
Shares used for computation:
Basic	35.898	35.275	35.755	35.981
Diluted	36.830	35.681	36.706	36.292

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
Alaska Air Group, Inc.

					Accumulated
	Common		Capital in	Treasury	Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(in millions)	Outstanding	Stock	Par Value	at Cost	Loss	Earnings	Total
Balances at December 31, 2009	35.591	$35.8	$767.0	$(5.7)	$(240.0)	$315.0	$872.1
Net income for the nine months ended September 30, 2010						186.3	186.3
Other comprehensive income (loss):

Related to marketable securities:
Change in fair value					16.0
Reclassification to earnings					(5.6)
Income tax effect					(3.9)
					6.5		6.5

Related to employee benefit plans:					16.3
Income tax effect					(5.8)
					10.5		10.5
Related to interest rate derivative instruments:
Change in fair value					(23.8)
Income tax effect					8.9
					(14.9)		(14.9)
Total comprehensive income							188.4

Purchase of treasury stock	(0.748)			(31.2)			(31.2)
Stock-based compensation			10.6				10.6
Treasury stock issued under stock plans	0.159			4.5			4.5
Stock issued for employee stock purchase plan	0.016	0.1	-				0.1
Stock issued under stock plans	0.931	0.9	28.1				29.0
Balances at September 30, 2010	35.949	$36.8	$805.7	$(32.4)	$(237.9)	$501.3	$1,073.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.
	Nine Months Ended September 30
(in millions)	2010	2009
Cash flows from operating activities:
Net income	$186.3	$97.5
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Non-cash impact of pilot contract transition costs	-	15.5
Restructuring and fleet transition costs	13.2	8.8
Depreciation and amortization	172.0	162.3
Stock-based compensation	10.6	10.2
Increase in air traffic liability	95.7	24.4
Changes in other assets and liabilities - net	28.6	(13.3)

Net cash provided by operating activities	506.4	305.4

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(109.3)	(295.0)
Other flight equipment	(20.6)	(25.1)
Other property and equipment	(24.0)	(27.2)
Total property and equipment additions	(153.9)	(347.3)
Proceeds from disposition of assets	4.7	5.1
Purchases of marketable securities	(796.7)	(767.8)
Sales and maturities of marketable securities	646.6	521.8
Restricted deposits and other	0.3	(5.1)

Net cash used in investing activities	(299.0)	(593.3)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	191.6
Proceeds from sale-leaseback transactions, net	-	230.0
Long-term debt payments	(231.3)	(226.8)
Purchase of treasury stock	(31.2)	(23.8)
Proceeds and tax benefit from issuance of common stock	29.1	3.6
Other financing activities	(9.0)	0.2

Net cash (used in) provided by financing activities	(242.4)	174.8

Net change in cash and cash equivalents	(35.0)	(113.1)
Cash and cash equivalents at beginning of year	164.2	283.1

Cash and cash equivalents at end of period	$129.2	$170.0

Supplemental disclosure of cash paid (received) during the period for:
Interest (net of amount capitalized)	$83.6	$77.6
Income taxes	(4.9)	(8.9)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Alaska Air Group, Inc.

NOTE 1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of September 30, 2010, as well as the results of operations for the three and nine months ended September 30, 2010 and 2009. The adjustments made were of a normal recurring nature.

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

Prospective Accounting Pronouncements
New accounting standards on Revenue Arrangements with Multiple Deliverables were issued in September 2009 and update the current guidance pertaining to multiple-element revenue arrangements.  This new guidance will be effective for contracts with effective dates beginning January 1, 2011.  Management does not believe that there will be an immediate significant impact of this new standard on the Company’s financial position, results of operations, cash flows, or disclosures.

Recently, the Financial Accounting Standards Board (FASB) has issued a number of proposed Accounting Standards Updates (ASUs).  Those proposed ASUs are as follows:

•
Proposed ASU – Comprehensive Income – was issued in May 2010 and will change the way comprehensive income is reported in the financial statements.  The proposed standard, if adopted, will require a continuous statement of comprehensive income be reported combining the Company’s current statement of operations with comprehensive income.  Comprehensive income or loss will be removed from the statement of shareholders’ equity.

•
Proposed ASU – Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities – was issued in May 2010.  This proposed standard, if adopted, will make significant changes to accounting for financial instruments.  It is expected that more financial instruments will be measured at fair value with subsequent changes recognized in net income.  The proposed standard also simplifies the requirements for assessing hedge effectiveness for cash flow hedges and modifies the threshold to initially qualify as an effective hedge.  Management believes this standard may have an impact on the Company’s results of operations and disclosures specifically as it relates to unrealized gains and losses on our cash and marketable securities balance.

•
Proposed ASU – Revenue Recognition – was issued in June 2010.  This proposed standard, if adopted, will completely replace all existing revenue recognition accounting literature.  Generally, the proposed standard would require an entity to identify separate performance obligations under a contract, determine the transaction price, allocate that price to the separate components based on relative fair value, and recognize revenue when each performance obligation is satisfied.  This proposed standard could significantly impact the Company’s financial position, results of operations, and disclosures specifically in the accounting for the Company’s Mileage Plan revenue components.

•
Proposed ASU – Fair Value Measurements and Disclosures – was issued in June 2010.  This proposed standard, if adopted, will change how fair value is determined for certain assets and liabilities and will require additional disclosures about fair value instruments. Management is currently evaluating the impact of this new standard on the Company’s financial position, results of operations, cash flows, and disclosures.

•
Proposed ASU – Disclosure of Certain Loss Contingencies – was issued in July 2010.  This proposed standard, if adopted, enhances financial statement disclosure surrounding certain loss contingencies such as legal disputes, environmental remediation liabilities, and self-insurance liabilities, among others.  The proposed standard primarily focuses on asserted claims and assessments and will require more robust disclosure of amounts, court or agency where legal proceedings are pending, principal parties, and other details not historically required.  As the proposed standard impacts disclosure only, management does not expect it to impact the Company’s financial position or results of operations.

•
Proposed ASU – Leases – was issued in August 2010.  This proposed standard overhauls accounting for leases and will apply a “right-of-use” model in accounting for nearly all leases.  For lessees, this will result in recognizing an asset representing the lessee’s right to use the leased asset for the lease term and a liability to make lease payments.  This proposed standard eliminates the operating lease concept from an accounting perspective, thereby eliminating rent expense from the income statement.  This proposed standard, if adopted, will impact the Company’s statement of operations, financial position, and disclosures.

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

Amounts measured at fair value as of September 30, 2010 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$61.2	$68.0	$—	$129.2
Marketable securities	221.7	966.8	—	1,188.5
Total	$282.9	$1,034.8	$—	$1,317.7

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

Marketable securities consisted of the following (in millions):

	September 30, 2010	December 31, 2009
Amortized cost:
Government securities/agencies	$506.3	$376.7
Asset-backed obligations	205.5	215.4
Other corporate obligations	452.4	421.8
	$1,164.2	$1,013.9
Fair value:
Government securities/agencies	$515.9	$381.2
Asset-backed obligations	205.7	214.7
Other corporate obligations	466.9	432.0
	$1,188.5	$1,027.9

Of the marketable securities on hand at September 30, 2010, 6% mature in 2010, 28% in 2011 and 66% thereafter.  Gross realized gains and losses for the three or nine months ended September 30, 2010 and 2009 were not material to the condensed consolidated financial statements.

Some of the Company’s asset-backed securities held at September 30, 2010 had credit losses, as defined in the accounting standards.  Credit losses of $2.2 million were recorded through earnings in 2009 and represent the difference between the present value of future cash flows and the amortized cost basis of the affected securities. No additional credit losses were recorded in the first nine months of 2010.

Management does not believe the securities associated with the remaining $1.7 million unrealized loss recorded in AOCL are “other than temporarily” impaired, as defined in the accounting standards, based on the current facts and circumstances.  Management currently does not intend to sell these securities prior to their recovery nor does it believe that it will be more likely than not that the Company would need to sell these securities for liquidity or other reasons.

Gross unrealized gains and losses, including credit losses, at September 30, 2010 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains in AOCL	Less than 12 months	Greater than 12 months	Total Unrealized Losses	Less: Credit Loss Previously Recorded in Earnings	Net Unrealized Losses in AOCL	Net Unrealized Gains/(Losses) in AOCL	Fair Value of Securities with Unrealized Losses
Government Securities/Agencies	$9.6	$--	$--	$--	$--	$--	$9.6	$28.0
Asset-backed obligations	1.9	(0.4)	(3.5)	(3.9)	(2.2)	(1.7)	0.2	65.8
Other corporate obligations	14.5	--	--	--	--	--	14.5	18.1
Total	$26.0	$(0.4)	$(3.5)	$(3.9)	$(2.2)	$(1.7)	$24.3	$111.9

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

	Carrying Amount	Fair Value
Long-term debt at September 30, 2010	$1,623.9	$1,665.0
Long-term debt at December 31, 2009	$1,855.2	$1,821.3

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

NOTE 3.            DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts
The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risk associated with fluctuations in aircraft fuel prices, the Company enters into call options for crude oil and swap agreements for jet fuel refining margins. The Company records these instruments on the balance sheet at their fair value.  Changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Raw or “into-plane” fuel cost	$233.8	$190.9	$651.9	$491.3
Impact of hedging activity	(12.9)	8.6	31.3	(5.7)
Aircraft fuel expense	$220.9	$199.5	$683.2	$485.6

The net cost from hedges that settled during the period was $3.8 million and $15.9 million during the three-month periods ended September 30, 2010 and 2009, respectively.  The net benefit of settled hedges in the nine months ended September 30, 2010 was $2.1 million compared to the net cost of settled hedges in the same period of 2009 of $51.4 million.

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

Outstanding future crude oil hedge positions are as follows:
	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Weighted-Average Strike Price per Barrel of Crude Oil	Weighted-Average Premium Cost per Barrel
Fourth Quarter 2010	50%	44.5	$83	$11
Remainder of 2010	50%	44.5	$83	$11
First Quarter 2011	50%	44.9	$87	$11
Second Quarter 2011	50%	47.2	$86	$11
Third Quarter 2011	50%	49.7	$86	$11
Fourth Quarter 2011	50%	45.9	$86	$11
Full Year 2011	50%	187.7	$86	$11
First Quarter 2012	43%	40.0	$86	$12
Second Quarter 2012	29%	27.8	$87	$13
Third Quarter 2012	25%	25.6	$91	$13
Fourth Quarter 2012	22%	21.0	$89	$13
Full Year 2012	30%	114.4	$88	$13
First Quarter 2013	17%	15.7	$87	$13
Second Quarter 2013	11%	11.0	$84	$15
Third Quarter 2013	6%	5.9	$86	$15
Full Year 2013	8%	32.6	$86	$14

The Company pays a premium to enter into crude oil call option contracts.  In order to receive economic benefit from the contract, the market price of crude oil must exceed the total of the contract strike price and the premium cost per barrel at the time of contract settlement.

The Company also has financial swap agreements in place to fix the refining margin component for approximately 50% of fourth quarter 2010 estimated jet fuel purchases at an average price of 30 cents per gallon and 30% of first quarter 2011 estimated purchases at an average price of 35 cents per gallon.

As of September 30, 2010 and December 31, 2009, the net fair values of the Company’s fuel hedge positions were as follows (in millions):

	September 30, 2010	December 31, 2009
Crude oil call options or “caps”	$92.5	$115.9
Refining margin swap contracts	4.5	1.1
Total	$97.0	$117.0

The balance sheet amounts include capitalized premiums paid to enter into the contracts of $102.3 million and $88.9 million at September 30, 2010 and December 31, 2009, respectively.

Interest Rate Swap Agreements
The Company has interest rate swap agreements with a third party designed to hedge the volatility of the underlying variable interest rate in the Company’s aircraft lease agreements for six B737-800 aircraft.  The agreements stipulate that the Company pay a fixed interest rate over the term of the contract and receive a floating interest rate.  All significant terms of the swap agreement match the terms of the lease agreements, including interest-rate index, rate reset dates, termination dates and underlying notional values.  The agreements expire from September 2020 through March 2021 to coincide with the lease termination dates.

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

At September 30, 2010, the Company had a liability of $21.4 million associated with these contracts, with a corresponding unrealized loss in accumulated other comprehensive loss.  The Company expects that $6 million will be reclassified into earnings within the next twelve months.  The fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value.  As such, the Company places these contracts in Level 2 of the fair value hierarchy.

NOTE 4.            LONG-TERM DEBT
Long-term debt obligations were as follows (in millions):
	September 30, 2010	December 31, 2009
Fixed-rate notes payable due through 2024	$1,285.5	$1,440.2
Variable-rate notes payable due through 2024	338.4	415.0
Long-term debt	1,623.9	1,855.2
Less current portion	(233.8)	(156.0)
	$1,390.1	$1,699.2

During the first nine months of 2010, the Company had no new debt borrowings and made scheduled debt payments of $115.8 million. The Company also prepaid the full debt balance on four outstanding aircraft debt agreements and a partial payment on a fifth totaling $115.5 million.  Subsequent to September 30, 2010, the Company prepaid the full balance on two additional aircraft debt agreements totaling $53.7 million.  These amounts, along with an additional debt agreement of approximately $27 million expected to be prepaid in the first quarter of 2011, are included in the current portion of long-term debt in the condensed consolidated balance sheet.

Bank Lines of Credit
The Company has two $100 million credit facilities.  Both facilities have variable interest rates based on LIBOR plus a specified margin.  Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft.  Borrowings on the other $100 million facility, which expires in March 2014, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment.  The Company has no immediate plans to borrow using either of these facilities.  These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million.  The Company is in compliance with this covenant at September 30, 2010.

Pre-delivery Payment Facility
Effective March 31, 2010, the Company terminated its variable-rate pre-delivery payment facility that had been used to provide a portion of the pre-delivery funding requirements for the purchase of new Boeing 737-800 aircraft.  There were no borrowings on this facility as of December 31, 2009 or September 30, 2010.

NOTE 5.            COMMON STOCK REPURCHASE

In June 2009, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock. Under the program, the Company repurchased 1,970,326 shares of its common stock, of which 645,748 shares were purchased for $26.3 million during 2010. This program expired in June 2010.

In June 2010, the Board of Directors authorized the Company to repurchase up to an additional $50 million of its common stock.  Under this program, the Company has repurchased 102,000 shares of its common stock for $5 million through September 30, 2010.  This program expires in June 2011.

NOTE 6.            EMPLOYEE BENEFIT PLANS

Pension Plans - Qualified Defined Benefit
Net pension expense for the three and nine months ended September 30, 2010 and 2009 included the following components (in millions):

	Three Months Ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Service cost	$8.1	$11.0	$24.3	$33.2
Interest cost	16.9	16.7	50.7	50.1
Expected return on assets	(17.7)	(12.8)	(53.1)	(38.4)
Amortization of prior service cost	(0.2)	1.1	(0.6)	3.3
Actuarial loss	5.5	7.2	16.5	21.6
Net pension expense	$12.6	$23.2	$37.8	$69.8

The Company contributed $15.2 million and $45.6 million to its qualified defined-benefit plans during the three and nine months ended September 30, 2010, respectively, and is not currently scheduled to contribute additional amounts during the remainder of 2010.  The Company contributed $15.9 million and $47.8 million to its qualified defined-benefit plans during the three and nine months ended September 30, 2009, respectively.

Pension Plans - Nonqualified Defined Benefit
Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.8 million for the three months ended September 30, 2010 and 2009, and $2.3 million for the nine months ended September 30, 2010 and 2009.

Post-retirement Medical Benefits
Net periodic benefit cost for the post-retirement medical plans for the three months ended September 30, 2010 and 2009 was $3.1 million and $4 million, respectively.  The net periodic benefit cost for the nine months ended September 30, 2010 and 2009 was $9.3 million and $12.9 million, respectively.

NOTE 7.            OTHER ASSETS
Other assets consisted of the following (in millions):
	September 30, 2010	December 31, 2009
Restricted deposits (primarily restricted investments)	$86.5	$86.7
Deferred costs and other*	61.2	56.5
	$147.7	$143.2
*Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

NOTE 8.            MILEAGE PLAN
Alaska’s Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	September 30, 2010	December 31, 2009
Current Liabilities:
Other accrued liabilities	$287.6	$267.9
Other Liabilities and Credits (non-current):
Deferred revenue	374.5	410.6
Other liabilities	13.2	13.2
	$675.3	$691.7

Alaska’s Mileage Plan revenue is included under the following condensed consolidated statement of operations captions for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Passenger revenues	$49.9	$54.0	$142.0	$140.9
Other - net revenues	47.5	39.5	138.1	109.8
	$97.4	$93.5	$280.1	$250.7

NOTE 9.            STOCK-BASED COMPENSATION PLANS

The Company has stock awards outstanding under a number of long-term incentive equity plans, one of which provides for the grant of stock awards to directors, officers and employees of the Company and its subsidiaries.  Compensation expense is recorded over the shorter of the vesting period or the period between the grant date and the date the employee becomes retirement-eligible as defined in the applicable plan. All stock-based compensation expense is recorded in wages and benefits in the condensed consolidated statements of operations.

Stock Options
During the nine months ended September 30, 2010, the Company granted 129,970 options with a weighted-average grant-date fair value of $18.05 per share.  During the same period in the prior year, the Company granted 389,652 options with a weighted-average grant-date fair value of $14.00 per share.

The Company recorded stock-based compensation expense related to stock options of $0.7 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively.  The Company recorded expense of $3.5 million and $3.8 million for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, $3.2 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 1.9 years.

As of September 30, 2010, options to purchase 1,372,401 shares of common stock were outstanding with a weighted-average exercise price of $30.68.  Of that total, 725,383 were exercisable at a weighted-average exercise price of $32.32.

Restricted Stock Awards
During the nine months ended September 30, 2010, the Company awarded 134,864 restricted stock units (RSUs) to certain employees, with a weighted-average grant date fair value of $34.18.  This amount reflects the value of the total RSU awards at the grant date based on the closing price of the Company’s common stock.

The Company recorded stock-based compensation expense related to RSUs of $0.7 million and $1.1 million for the three-month period ended September 30, 2010 and 2009, respectively, and $4.5 million and $4.9 million for the nine-month period ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, $4.8 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized.  This amount will be recognized as expense over a weighted-average period of 1.6 years.

Performance Stock Awards
From time to time, the Company issues performance stock unit awards (PSUs) to certain executives.  PSUs are similar to RSUs, but vesting is based on performance or market conditions.

Currently outstanding PSUs were issued in 2008 and in 2010.  There are several tranches of PSUs that vest based on differing performance conditions including achieving a specified pretax margin, a market condition tied to the Company’s total shareholder return relative to an airline peer group, and based on certain performance goals established by the Compensation Committee of the Board of Directors.  The total grant-date fair value of PSUs issued during the first nine months of 2010 was $3.6 million.

The Company recorded $0.4 million and $2.1 million of compensation expense related to PSUs in the third quarter and first nine months of 2010, respectively.   No expense was recorded in 2009.

Deferred Stock Awards
In the second quarter of 2010, the Company awarded 6,328 Deferred Stock Unit awards (DSUs) to members of its Board of Directors as a portion of their retainers.  The underlying common shares are issued upon retirement from the Board, but require no future service period.  As a result, the entire intrinsic value of the awards on the date of grant was expensed in the quarter granted.  The total amount of compensation expense recorded in the first nine months of 2010 was $0.3 million.

Employee Stock Purchase Plan
Compensation expense recognized under the Employee Stock Purchase Plan was $0.1 million and $0.4 million for the three months ended September 30, 2010 and September 30, 2009, respectively, and $0.2 and $1.2 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Summary of Stock-Based Compensation
The table below summarizes the components of total stock-based compensation for the three and nine months ended September 30 (in millions):

	Three Months Ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Stock options	$0.7	$0.8	$3.5	$3.8
Restricted stock units	0.7	1.1	4.5	4.9
Performance share units	0.4	---	2.1	---
Deferred stock units	---	0.3	0.3	0.3
Employee stock purchase plan	0.1	0.4	0.2	1.2
	$1.9	$2.6	$10.6	$10.2

NOTE 10.          HORIZON RESTRUCTURING AND FLEET TRANSITION

Horizon Restructuring Charges
During the third quarter, the Company announced its decision to outsource the remaining heavy maintenance functions for Horizon aircraft.  As a result of this decision, Horizon has eliminated approximately 100 positions in the maintenance division through either early-out packages or voluntary furloughs.  These actions resulted in a charge of $2.9 million in the three-month period ended September 30, 2010 for separation pay, all of which was paid during the third quarter of 2010.

Horizon Transition to All-Q400 Fleet
Horizon’s long-term goal is to transition to an all-Q400 fleet. As of September 30, 2010, Horizon operated 13 CRJ-700 aircraft, which the Company plans to remove from its fleet in the future.  During 2010, the Company removed five CRJ-700 aircraft through either a sublease or lease assignment to third parties.  The total charge associated with removing these aircraft from operations was $10.3 million in the first nine months of 2010.

The Company has signed a letter of intent to deliver eight additional CRJ-700 aircraft to a third-party carrier through either sublease or lease assignment during the first half of 2011.  As a result, the Company has accelerated the delivery of eight new Bombardier Q-400 aircraft from 2012 and 2013 into the first half of 2011. Depending on the ultimate disposition of the eight CRJ-700 aircraft and the remaining five CRJ-700 aircraft in the operating fleet, there will likely be further fleet transition charges.  The nature, timing or amount of any potential gain or loss on any future potential transactions on the remaining aircraft cannot be reasonably estimated at this time.

During 2009, Horizon had either terminated its remaining Q200 leases or subleased Q200 aircraft to a third party.  The total charge associated with removing these aircraft from operations in the first nine months of 2009 was $10 million, which represented the losses under the disposal transactions.

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

NOTE 11.          NEW PILOT CONTRACT TRANSITION COSTS

On May 19, 2009, Alaska announced that its pilots ratified a new four-year contract.  Among other items, the contract has a provision that allows for pilots to receive, at retirement, a cash payment equal to 25% of their accrued sick leave balance multiplied by their hourly rate. The transition expense associated with establishing this sick-leave payout program was $15.5 million.  Pilots also received a one-time cash bonus following ratification of the contract of $20.3 million in the aggregate.  These items have been combined and reported as “New pilot contract transition costs” in the condensed consolidated statements of operations.

NOTE 12.          OPERATING SEGMENT INFORMATION

Operating segment information for Alaska and Horizon for the three- and nine-month periods ended September 30 was as follows (in millions):

	Three Months Ended September 30		Nine months ended September 30
	2010	2009	2010	2009
Operating revenues:
Alaska – mainline (1)	$866.8	$776.9	$2,317.3	$2,049.8
Alaska – purchased capacity (1)	89.3	81.9	248.9	211.4
Total Alaska	956.1	858.8	2,566.2	2,261.2
Horizon	180.9	178.2	510.4	482.9
Other (2)	0.3	0.3	0.8	0.8
Elimination of intercompany revenues	(69.8)	(69.9)	(203.6)	(191.2)
Consolidated	$1,067.5	967.4	$2,873.8	2,553.7
Income (loss) before income tax:
Alaska – mainline	$172.4	$117.6	$273.3	$143.5
Alaska – purchased capacity	14.6	7.2	27.4	5.1
Total Alaska	187.0	124.8	300.7	148.6
Horizon	11.7	19.1	4.3	15.1
Other (2)	(0.5)	(1.1)	(2.6)	(2.8)
Consolidated	$198.2	$142.8	$302.4	$160.9

	September 30, 2010	December 31, 2009
Total assets at end of period:
Alaska	$4,715.8	$4,541.3
Horizon	694.0	735.3
Other (2)	1,301.1	1,052.4
Elimination of intercompany accounts	(1,590.8)	(1,332.8)
Consolidated	$5,120.1	$4,996.2

(1) Alaska mainline revenue represents revenue from passengers aboard Alaska jets, freight and mail revenue, and all other revenue.  Purchased capacity revenue represents revenue earned by Alaska on capacity purchased from and provided by Horizon and a small third party under a capacity purchase arrangement.
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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our Company, our operations and our present business environment.  MD&A is provided as a supplement to – and should be read in conjunction with – our condensed consolidated financial statements and the accompanying notes.  All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements.  Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in the Company’s filings with the Securities and Exchange Commission, including those listed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  This overview summarizes MD&A, which includes the following sections:

•	Third Quarter in Review – highlights from the third quarter of 2010 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations – an in-depth analysis of the results of operations of Alaska and Horizon for the three and nine months ended September 30, 2010.  We believe this analysis will help the reader better understand our condensed consolidated statements of operations.  This section also includes forward-looking statements regarding our view of the remainder of 2010.

•	Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash, contractual obligations, and commitments, and an overview of financial position.

Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com.  The information contained on our website is not a part of this quarterly report on Form 10-Q.

THIRD QUARTER IN REVIEW
Our consolidated pretax income was $198.2 million during the third quarter of 2010 compared to $142.8 million in the third quarter of 2009.  The increase in our pretax earnings was primarily due to the $100.1 million increase in operating revenues, partially offset by increases in aircraft fuel and other operating costs.

•	Consolidated unit revenues increased 4% over the third quarter of 2009, stemming from increases in passenger unit revenues that were driven by higher load factors at both Alaska and Horizon.

•
Economic fuel averaged $2.37 per gallon in the third quarter of 2010, compared to $2.16 per gallon in 2009.  This resulted in a $30.8 million increase in our economic fuel expense compared to the third quarter of 2009.

Other significant developments during the third quarter of 2010 and through the filing of this Form 10-Q are described below.

Common Stock Repurchase
On June 15, 2010, our Board of Directors authorized the Company to repurchase up to $50 million of our common stock.  Through September 30, 2010, we have repurchased 102,000 shares of our common stock for $5 million under this new program, bringing the total 2010 purchases under existing and expired programs to 747,748 shares for $31.2 million.  Since 2007, we have repurchased approximately $165 million of our common stock through similar programs.  The repurchased shares have been recorded as treasury shares in our condensed consolidated balance sheets.

Operational Performance
Our operational results continue to be among the best in the industry.  Alaska has held the No. 1 spot in the U.S. Department of Transportation on-time performance among the 10 largest U.S. airlines for 16 of the 17 months ended August 2010.

Tentative Agreement with Horizon Pilots
Horizon and the International Brotherhood of Teamsters (IBT) reached a tentative agreement on a new collective bargaining agreement for Horizon’s pilots.  The IBT has advised Horizon that it expects the pilots will be voting on the contract in November 2010.  If the tentative agreement is ratified, Horizon is expected to record a fourth-quarter charge for a signing bonus to Horizon’s pilots and for the addition of Horizon’s pilots to the Performance-Based Pay incentive pay program for 2010 and beyond.

New Markets
Since our second quarter 10-Q filing, Alaska announced new service between San Jose, Calif. and Guadalajara, Mexico three times weekly beginning December 15, 2010 and between Sacramento, Calif. and Guadalajara three times weekly beginning December 16, 2010.  This is in addition to new service between Bellingham, Wash. and Honolulu beginning in January 2011 and service between San Jose, Calif. and Los Cabos, Mexico beginning in December 2010 announced earlier in the third quarter.

Horizon Restructuring and Fleet Transition
Horizon outsourced its remaining aircraft heavy maintenance function during the third quarter of 2010.  This resulted in the termination of approximately 100 mechanics and other personnel through voluntary furlough or early retirement.  We recorded a $2.9 million charge associated with related separation pay, all of which was paid during the third quarter of 2010.

Horizon has a long-term plan to transition to an all-Q400 fleet.  The market for regional aircraft has been weak in the past two years resulting in difficulty marketing the CRJ-700 regional jet aircraft.  However, we have had some success recently.  In the third quarter, Horizon assigned leases of four CRJ-700 aircraft to a third-party carrier.  We recorded a charge of $6.9 million associated with the lease assignments.  We now have 13 CRJ-700 aircraft remaining in our operating fleet as of September 30, 2010.  We have signed a letter of intent to dispose of eight additional CRJ-700 aircraft in the first half of 2011 through either sublease or lease assignment to a third-party carrier, leaving five aircraft in the operating fleet.  The disposition of those remaining five aircraft has not yet been determined.

Outlook
We are encouraged that passenger traffic is increasing despite the continued economic uncertainty.  Given our estimated 7% increase in capacity for the fourth quarter of 2010 compared to 2009, we are pleased that our advance-booked load factors across the Air Group network are up, on average, for November 2010 and down slightly for December 2010 as compared to the same periods in 2009.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2010 TO THREE MONTHS
ENDED SEPTEMBER 30, 2009

Our consolidated net income for the third quarter of 2010 was $122.4 million, or $3.32 per diluted share, compared to a net income of $87.6 million, or $2.46 per diluted share, in the third quarter of 2009. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions.  In the third quarter of 2010 we recognized net mark-to-market gains of $16.7 million ($10.4 million after tax, or $0.28 per share) compared to gains of $7.3 million ($4.6 million after tax, or $0.13 per share) in the third quarter of 2009.

•	The third quarter of 2010 includes Horizon restructuring and CRJ-700 fleet transition costs of $9.8 million ($6.1 million after tax, or $0.17 per share).

We believe disclosure of the impact of these individual charges is useful information to investors and other readers because:
•	It is consistent with how we present information in our quarterly earnings press releases;
•	We believe it is the basis by which we are evaluated by industry analysts;
•	Our results excluding these items are most often used in internal management and board reporting and decision-making;
•
Our results excluding these adjustments serve as the basis for our various employee incentive plans, and thus the information allows investors to better understand the changes in variable incentive pay expense in our condensed consolidated statements of operations;  and

•	It is useful to monitor performance without these items as it improves a reader’s ability to compare our results to those of other airlines.

Although we are presenting these non-GAAP amounts for the reasons above, investors and other readers should not necessarily conclude that these amounts are non-recurring, infrequent, or unusual in nature.

Excluding the mark-to-market adjustments and other noted items shown in the following table, our adjusted consolidated net income for the third quarter of 2010 was $118.1 million, or $3.21 per diluted share, compared to an adjusted consolidated net income of $83 million, or $2.33 per share, in the third quarter of 2009.

	Three Months Ended September 30,
	2010		2009
(in millions except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS, excluding noted items	$118.1	$3.21	$83.0	$2.33
Horizon restructuring and CRJ-700 fleet transition costs, net of tax	(6.1)	(0.17)	-	-
Mark-to-market fuel hedge adjustments, net of tax	10.4	0.28	4.6	0.13
Net income and diluted EPS as reported under GAAP	$122.4	$3.32	$87.6	$2.46

Our consolidated results are primarily driven by the results of our two operating carriers. Alaska reported pretax income of $187 million in the third quarter of 2010, while Horizon reported pretax income of $11.7 million. Financial and statistical data for Alaska and Horizon and an in-depth discussion of their results follow.

Alaska Airlines Financial and Statistical Data (unaudited)

	Three Months Ended September 30						Nine Months Ended September 30
Financial Data (in millions):	2010		2009		% Change		2010		2009		% Change
Operating Revenues:
Passenger	$779.2		$702.0		11.0		$2,068.5		$1,844.3		12.2
Freight and mail	28.4		26.5		7.2		77.3		69.0		12.0
Other - net	59.2		48.4		22.3		171.5		136.5		25.6
Total mainline operating revenues	866.8		776.9		11.6		2,317.3		2,049.8		13.1
Passenger - purchased capacity	89.3		81.9		9.0		248.9		211.4		17.7
Total Operating Revenues	956.1		858.8		11.3		2,566.2		2,261.2		13.5

Operating Expenses:
Wages and benefits	193.8		199.1		(2.7)		575.9		594.9		(3.2)
Variable incentive pay	19.3		20.8		(7.2)		52.0		44.0		18.2
Aircraft fuel, including hedging gains and losses	188.1		166.6		12.9		574.3		405.9		41.5
Aircraft maintenance	42.1		36.5		15.3		124.2		129.4		(4.0)
Aircraft rent	24.0		27.2		(11.8)		74.2		81.8		(9.3)
Landing fees and other rentals	44.9		43.0		4.4		129.7		124.4		4.3
Contracted services	32.0		31.1		2.9		94.1		92.7		1.5
Selling expenses	36.3		29.4		23.5		93.7		76.8		22.0
Depreciation and amortization	47.3		45.1		4.9		140.6		132.6		6.0
Food and beverage service	15.0		12.0		25.0		40.5		34.9		16.0
Other	37.1		36.6		1.4		108.6		115.2		(5.7)
New pilot contract transition costs	-		-		NM		-		35.8		NM
Total mainline operating expenses	679.9		647.4		5.0		2,007.8		1,868.4		7.5
Purchased capacity costs	74.7		74.7		(0.0)		221.5		206.3		7.4
Total Operating Expenses	754.6		722.1		4.5		2,229.3		2,074.7		7.5

Operating Income	201.5		136.7				336.9		186.5

Interest income	8.9		9.6				27.0		29.2
Interest expense	(26.7)		(22.4)				(72.3)		(67.5)
Interest capitalized	1.4		1.4				4.7		5.7
Other - net	1.9		(0.5)				4.4		(5.3)
	(14.5)		(11.9)				(36.2)		(37.9)

Income Before Income Tax	$187.0		$124.8				$300.7		$148.6

Mainline Operating Statistics:
Revenue passengers (000)	4,562		4,240		7.6		12,373		11,796		4.9
RPMs (000,000) "traffic"	5,580		5,020		11.2		15,124		13,812		9.5
ASMs (000,000) "capacity"	6,544		6,097		7.3		18,197		17,469		4.2
Passenger load factor	85.3%		82.3%		3.0	pts	83.1%		79.1%		4.0	pts
Yield per passenger mile	13.96	¢	13.98	¢	(0.1)		13.68	¢	13.35	¢	2.5
Operating revenue per ASM (RASM)	13.25	¢	12.74	¢	4.0		12.73	¢	11.73	¢	8.5
Passenger revenue per ASM (PRASM)	11.91	¢	11.51	¢	3.5		11.37	¢	10.56	¢	7.7
Operating expenses per ASM (CASM)	10.39	¢	10.62	¢	(2.2)		11.03	¢	10.70	¢	3.1
CASM, excluding fuel and pilot contract transition costs	7.52	¢	7.89	¢	(4.7)		7.88	¢	8.17	¢	(3.5)
Aircraft fuel cost per gallon	$2.21		$2.07		6.8		$2.41		$1.77		36.2
Economic fuel cost per gallon	$2.37		$2.15		10.2		$2.30		$1.98		16.2
Fuel gallons (000,000)	85.5		80.1		6.7		237.4		229.9		3.3
Average number of full-time equivalent employees	8,737		9,002		(2.9)		8,631		8,987		(4.0)
Aircraft utilization (blk hrs/day)	10.4		9.9		5.1		9.9		9.9		-
Average aircraft stage length (miles)	1,089		1,044		4.3		1,078		1,027		5.0
Operating fleet at period-end	115		116		(1	) a/c	115		116		(1	) a/c

Purchased Capacity Operating Statistics:
RPMs (000,000)	308		298		3.4		863		777		11.1
ASMs (000,000)	382		383		(0.3)		1,127		1,058		6.5
Passenger load factor	80.6%		77.8%		2.8	pts	76.6%		73.4%		3.2	pts
Yield per passenger mile	28.99	¢	27.48	¢	5.5		28.84	¢	27.21	¢	6.0
RASM	23.38	¢	21.38	¢	9.4		22.09	¢	19.98	¢	10.6
CASM	19.55	¢	19.50	¢	0.3		19.65	¢	19.50	¢	0.8

NM = Not Meaningful

ALASKA AIRLINES
Alaska reported income before income taxes of $187 million during the third quarter of 2010 compared to $124.8 million in the third quarter of 2009.

Excluding the mark-to-market adjustments in each period as noted in the table below, Alaska’s adjusted pretax income was $173 million in the third quarter of 2010, compared to an adjusted pretax income of $118.7 million in the same period of 2009.

	Three Months Ended September 30
(in millions)	2010	2009
Income before income taxes, excluding items below	$173.0	$118.7
Mark-to-market fuel hedge adjustments	14.0	6.1
Income before income taxes as reported under GAAP	$187.0	$124.8

ALASKA REVENUES

Total operating revenues increased $97.3 million, or 11.3%, during the third quarter of 2010 as compared to the same period in 2009. The changes are summarized in the following table:

	Three Months Ended September 30
(in millions)	2010	2009	% Change
Passenger revenue - mainline	$779.2	$702.0	11.0
Freight and mail	28.4	26.5	7.2
Other - net	59.2	48.4	22.3
Total mainline revenues	$866.8	$776.9	11.6
Passenger revenue - purchased capacity	89.3	81.9	9.0
Total operating revenues	$956.1	$858.8	11.3

Operating Revenues – Mainline

Mainline passenger revenue increased 11% on a 7.3% increase in capacity and a 3.5% increase in passenger revenue per available seat mile (PRASM).  The increase in PRASM was driven by a 3-point increase in load factor on relatively flat ticket yields.  Chronologically through the quarter, PRASM increased 4.5% in July, 2% in August, and 3.8% in September, compared with 2009.

Our load factor in October 2010 was 81.8%, compared to 77% in October 2009. Our advance bookings currently suggest that load factors will be up about 2.5 points in November and down a half point in December compared to the prior year.

Freight and mail revenue increased by $1.9 million, or 7.2%, primarily as a result of higher yields and higher fuel and security surcharges, partially offset by lower freight and mail volumes somewhat due to a slower fishing season in Alaska.

Other – net revenues increased $10.8 million, or 22.3%.  The increase is primarily due to receiving a higher rate for miles sold to our affinity card partner and an increase in the number of miles sold.  To a lesser extent, the increase is due to higher sales of our onboard food and beverage products stemming from increased volumes and sales price, which were substantially offset by higher food and beverage costs as further described below.

Passenger Revenue – Purchased Capacity

Passenger revenue – purchased capacity increased by $7.4 million to $89.3 million because of a 9.4% increase in unit revenues on 0.3% less capacity compared to the prior year.  Unit revenues have increased as a result of a 2.8-point increase in load factor and a 5.5% increase in yield.

ALASKA EXPENSES
For the third quarter, total operating expenses increased $32.5 million compared to the same period in 2009 mostly as a result of an increase in fuel expense. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30
(in millions)	2010	2009	% Change
Mainline fuel expense	$188.1	$166.6	12.9
Mainline non-fuel operating expenses	491.8	480.8	2.3
Mainline operating expenses	679.9	647.4	5.0
Purchased capacity costs	74.7	74.7	0.0
Total Operating Expenses	$754.6	$722.1	4.5

Mainline Operating Expenses
Total mainline operating costs for the third quarter of 2010 increased $32.5 million, or 5%, compared to the same period of 2009. Significant individual expense variances from the third quarter of 2009 are described more fully below.

Wages and Benefits
Wages and benefits declined $5.3 million, or 2.7%, compared to the third quarter of 2009.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended September 30
(in millions)	2010	2009	% Change
Wages	$136.5	$137.5	(0.7)
Pension and defined-contribution retirement benefits	20.9	29.4	(28.9)
Medical benefits	21.8	19.8	10.1
Other benefits and payroll taxes	14.6	12.4	17.7
Total wages and benefits	$193.8	$199.1	(2.7)

Wages decreased 0.7% on a 2.9% reduction in full-time equivalent employees (FTE) compared to the third quarter of 2009.  Wages have not declined in step with the FTE reduction primarily because of higher average wage rates following recent furloughs, which are generally seniority-based, and average wage increases across many work groups.

The 28.9% decline in pension and other retirement-related benefits is primarily due to a $10.6 million decline in our defined-benefit pension cost driven by the improved funded status at the end of 2009 as compared to the previous year and the closing of the defined-benefit pension plan to new pilot entrants effective with their new contract in 2009.  All of our defined-benefit pension plans are now closed to new entrants.

Medical benefits increased 10.1% from the prior-year period primarily as a result of higher healthcare costs.

We expect wages and benefits to be relatively flat during the fourth quarter of 2010 compared to the fourth quarter of 2009 for the reasons mentioned above.

Variable Incentive Pay
Variable incentive pay expense decreased from $20.8 million in the third quarter of 2009 to $19.3 million in the third quarter of 2010.  Quarterly expense is based on our expectation of full-year performance as of the quarter-end date.  Currently on a year-to-date basis, we have expensed more incentive pay in 2010 than in 2009 reflecting our expectations for profitability and other metrics under the Air Group Performance-Based Pay incentive plan (PBP) for the full year.

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

Aircraft fuel expense increased $21.5 million, or 12.9%, compared to the third quarter of 2009. The elements of the change are illustrated in the following table:

	Three Months Ended September 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Fuel gallons consumed	85.5	80.1	6.7
Raw price per gallon	$2.33	$1.99	17.1
Total raw fuel expense	$198.9	$159.5	24.7
Net impact on fuel expense from changes in value of the fuel hedge portfolio (gain)	(10.8)	7.1	NM
Aircraft fuel expense, as reported	$188.1	$166.6	12.9

NM = Not Meaningful

Fuel gallons consumed increased by 6.7% primarily as a result of the 7.3% increase in third-quarter capacity as compared to the 2009 third quarter, partially offset by better fuel efficiency stemming from longer average aircraft stage lengths as we continue to add more capacity to long-haul transcontinental and Hawaii routes.

The raw fuel price per gallon increased by 17.1% as a result of higher West Coast jet fuel prices driven by an increase in crude oil costs and refining margins.

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

Our economic fuel expense is calculated as follows:
	Three Months Ended September 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Raw fuel expense	$198.9	$159.5	24.7
Plus or minus: net of cash settlement for settled hedges and premium expense recognized	3.2	13.2	NM
Economic fuel expense	$202.1	$172.7	17.0
Fuel gallons consumed	85.5	80.1	6.7
Economic fuel cost per gallon	$2.37	$2.15	10.2

 NM = Not meaningful

As noted in the above table, the total net expense recognized for hedges that settled during the period was $3.2 million in the third quarter of 2010, compared to $13.2 million in 2009.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement.

We currently expect economic fuel expense to be higher for the remainder of 2010 than in 2009 because of higher jet fuel prices and increased consumption.

Aircraft Maintenance
Aircraft maintenance increased by $5.6 million, or 15.3%, compared to the prior-year quarter because of a higher number of engine maintenance events and costs associated with the return of leased aircraft, offset by lower airframe maintenance costs. Our current expectation is that aircraft maintenance costs will be relatively flat to slightly higher in the fourth quarter of 2010 compared to 2009 due to the timing of certain airframe events.

Aircraft Rent
Aircraft rent declined $3.2 million, or 11.8%, compared with the 2009 third quarter.  The decrease is due to the removal of five leased aircraft from our operations since September 2009.

Selling Expenses
Selling expenses increased by $6.9 million, or 23.5%, compared to the third quarter of 2009 as a result of higher credit card and travel agency commissions and ticket distribution costs resulting from the increase in passenger traffic.  We expect fourth quarter 2010 selling expenses to be higher compared to the fourth quarter of 2009 due to these same reasons.

Food and Beverage Service
Food and beverage costs increased $3 million, or 25%, from the third quarter of 2009 due to an increased number of passengers, the higher cost of some of our fresh food items sold on board, and increased costs associated with food delivery.

Mainline Unit Costs per Available Seat Mile (ASM)
Our mainline operating costs per ASM are summarized below:
	Three Months Ended September 30
	2010		2009		% Change
Total mainline operating expenses per ASM (CASM)	10.39	¢	10.62	¢	(2.2)
Less the following components:
Aircraft fuel cost per ASM	2.87	¢	2.73	¢	5.1
CASM, excluding fuel	7.52	¢	7.89	¢	(4.7)

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

•
Cost per ASM excluding fuel and certain special items is one of the most important measures used by managements of both Alaska and Horizon and by our Board of Directors in assessing quarterly and annual cost performance.  For Alaska, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 fleet branded in Alaska Airlines livery.  The revenue and expenses associated with purchased capacity are evaluated separately.

•	Cost per ASM excluding fuel (and other items as specified in our incentive pay plan documents) is an important metric for the PBP incentive plan that covers the majority of our employees.

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

Our third quarter CASM, excluding fuel and other special items, declined 4.7% as capacity increased over 7%.  Our goal is to keep downward pressure on absolute costs as we grow our capacity in order to see reductions in our unit costs.  We achieved this in the third quarter of 2010 through an increase in productivity and continued reduction in overhead costs.  We currently forecast our mainline CASM, excluding fuel and other special items, to be down approximately 4% to 6% for the fourth quarter of 2010 and 4% for the full year as compared to 2009.

Purchased Capacity Costs
Purchased capacity costs were flat compared to the third quarter of 2009.  Of the total $74.7 million, $69 million was paid to Horizon under the capacity purchase arrangement between Horizon and Alaska (CPA) for 367 million ASMs, a slight decline from the third quarter of 2009. This expense is eliminated in consolidation.

Horizon Air Financial and Statistical Data (unaudited)

	Three Months Ended September 30						Nine Months Ended September 30
Financial Data (in millions):	2010		2009		% Change		2010		2009		% Change
Operating Revenues:
Passenger - brand flying	$109.2		$105.4		3.6		$299.4		$283.7		5.5
Passenger - Alaska capacity purchase arrangement	69.0		69.9		(1.3)		202.8		191.2		6.1
Total passenger revenue	178.2		175.3		1.7		502.2		474.9		5.7
Freight and mail	0.6		0.7		(14.3)		1.9		2.0		(5.0)
Other - net	2.1		2.2		(4.5)		6.3		6.0		5.0
Total Operating Revenues	180.9		178.2		1.5		510.4		482.9		5.7

Operating Expenses:
Wages and benefits	43.8		44.4		(1.4)		135.2		137.0		(1.3)
Variable incentive pay	3.7		3.2		15.6		10.5		8.2		28.0
Aircraft fuel, including hedging gains and losses	32.8		32.9		(0.3)		108.9		79.7		36.6
Aircraft maintenance	13.2		13.2		-		41.9		39.6		5.8
Aircraft rent	9.9		11.1		(10.8)		32.1		33.6		(4.5)
Landing fees and other rentals	15.2		14.6		4.1		44.8		42.4		5.7
Contracted services	8.5		8.4		1.2		25.0		23.8		5.0
Selling expenses	8.0		7.6		5.3		22.4		20.5		9.3
Depreciation and amortization	10.3		10.2		1.0		30.6		28.8		6.3
Food and beverage service	0.6		0.7		(14.3)		1.7		1.8		(5.6)
Other	9.3		9.4		(1.1)		26.3		29.0		(9.3)
Restructuring and CRJ-700 fleet transition costs	9.8		-		NM		13.2		-		NM
Fleet transition costs - Q200	-		(1.2)		NM		-		8.8		NM
Total Operating Expenses	165.1		154.5		6.9		492.6		453.2		8.7

Operating Income	15.8		23.7				17.8		29.7

Interest income	1.1		0.5				2.6		1.5
Interest expense	(5.1)		(5.1)				(15.8)		(16.2)
Interest capitalized	-		-				-		0.3
Other - net	(0.1)		-				(0.3)		(0.2)
	(4.1)		(4.6)				(13.5)		(14.6)

Income Before Income Tax	$11.7		$19.1				$4.3		$15.1

Combined Operating Statistics: (a)
Revenue passengers (000)	1,827		1,815		0.7		5,116		5,055		1.2
RPMs (000,000) "traffic"	668		666		0.3		1,857		1,799		3.2
ASMs (000,000) "capacity"	835		855		(2.3)		2,461		2,470		(0.4)
Passenger load factor	80.0%		77.9%		2.1	pts	75.5%		72.8%		2.7	pts
Yield per passenger mile	26.68	¢	26.32	¢	1.4		27.04	¢	26.40	¢	2.4
Operating revenue per ASM (RASM)	21.66	¢	20.84	¢	3.9		20.74	¢	19.55	¢	6.1
Passenger revenue per ASM (PRASM)	21.34	¢	20.50	¢	4.1		20.41	¢	19.23	¢	6.1
Operating expenses per ASM (CASM)	19.77	¢	18.07	¢	9.4		20.02	¢	18.35	¢	9.1
CASM, excluding fuel, restructuring and CRJ-700 fleet transition costs	14.67	¢	14.22	¢	3.2		15.05	¢	15.12	¢	(0.5)
Q200 fleet transition costs per ASM	-		(0.14	)¢	NM		-		0.35	¢	NM
Aircraft fuel cost per gallon	$2.22		$2.11		5.2		$2.49		$1.76		41.5
Economic fuel cost per gallon	$2.40		$2.19		9.6		$2.34		$1.98		18.2
Fuel gallons (000,000)	14.8		15.6		(5.1)		43.7		45.1		(3.1)
Average number of full-time equivalent employees	2,985		3,269		(8.7)		3,081		3,320		(7.2)
Aircraft utilization (blk hrs/day)	8.3		8.4		(1.2)		7.9		8.3		(4.8)
Average aircraft stage length (miles)	340		334		1.8		333		326		2.1
Operating fleet at period-end	53		55		(2	) a/c	53		55		(2	) a/c

NM = Not Meaningful

HORIZON AIR
Horizon reported income before income taxes of $11.7 million during the third quarter of 2010 compared to $19.1 million in the third quarter of 2009.  The $7.4 million decline is primarily due to higher restructuring and fleet transition costs, partially offset by an increase in operating revenues.

Excluding the mark-to-market adjustments in each period as noted in the table below and restructuring and CRJ-700 fleet transition costs in 2010, Horizon’s adjusted pretax income was $18.8 million in the third quarter of 2010, compared to an adjusted pretax income of $17.9 million in the same period of 2009.

	Three Months Ended September 30
(in millions)	2010	2009
Income before income taxes, excluding items below	$18.8	$17.9
Restructuring and CRJ-700 fleet transition costs	(9.8)	-
Mark-to-market fuel hedge adjustments	2.7	1.2
Income before income taxes as reported under GAAP	$11.7	$19.1

HORIZON REVENUES
For the third quarter of 2010, operating revenues increased $2.7 million, or 1.5%, compared to 2009.  Horizon’s passenger revenues are summarized in the table below:

	Three Months Ended September 30
	2010		2009
(dollars in millions)	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon "brand" flying	$109.2	56	$105.4	57
Revenue from CPA with Alaska	69.0	44	69.9	43
Total Passenger revenue and % of ASMs	$178.2	100	$175.3	100

Line-of-business information is presented in the table below. In the CPA with Alaska, Alaska assumes the market revenue risk and pays Horizon an agreed-upon rate based on capacity. As a result, yield and load factor information for the CPA are not presented.

	Three Months Ended September 30, 2010
	Capacity and Mix				Load Factor		Yield			RASM
	2010 Actual (in millions)	2009 Actual (in millions)	Change Y-O-Y	Current % Total	Actual	Point Change Y-O-Y	Actual		Change Y-O-Y	Actual		Change Y-O-Y
Brand Flying	468	487	(3.9%)	56%	79.1%	1.2	29.46	¢	5.9%	23.88	¢	7.3%
Alaska CPA	367	368	(0.3%)	44%	NM	NM	NM		NM	18.78	¢	(1.0%)
System Total	835	855	(2.3%)	100%	80.0%	2.1	26.68	¢	1.4%	21.66	¢	3.9%
NM = Not Meaningful

Horizon brand flying includes those routes in the Horizon system not included in the Alaska CPA. Horizon has the inventory and revenue risk in those markets.  Passenger revenue from Horizon brand flying increased $3.8 million, or 3.6%, on a 7.5% increase in PRASM, partially offset by a 3.9% reduction in brand capacity. The increase in PRASM is primarily due to a 5.9% increase in yield and a 1.2-point increase in load factor for those markets.

Revenue from the CPA with Alaska totaled $69 million during the third quarter of 2010 compared to $69.9 million in the third quarter of 2009. The decline is primarily due to a modest decline in capacity provided under this arrangement. Under the CPA, the fee paid by Alaska is based on an agreed-upon capacity rate, which we expect to be adjusted in the future as we move closer to market rates.  The CPA revenue is eliminated in consolidation.

Beginning January 1, 2011, Horizon will move to an all-CPA structure with Alaska.

HORIZON EXPENSES
Total operating expenses increased $10.6 million, or 6.9%, as compared to the same period in 2009.  Significant period-over-period changes in the components of operating expenses are as follows:

Aircraft Fuel
Aircraft fuel, although relatively flat compared to the third quarter of 2009, had several elements with large variations as illustrated in the following table:

	Three Months Ended September 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Fuel gallons consumed	14.8	15.6	(5.1)
Raw price per gallon	$2.36	$2.01	17.4
Total raw fuel expense	$34.9	$31.4	11.1
Impact on fuel expense from value changes in the fuel hedge portfolio (gain)	(2.1)	1.5	NM
Aircraft fuel expense	$32.8	$32.9	(0.3)

NM = Not Meaningful

Fuel gallons consumed declined by 5.1% primarily due to the decline in third quarter flying, in terms of both capacity and departures.  The raw fuel price per gallon increased by 17.4% as a result of higher West Coast jet fuel prices.  Based on the current price of jet fuel, we expect that the raw price per gallon in 2010 will be higher than in 2009.

Our economic fuel cost is calculated as follows:
	Three Months Ended September 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Raw fuel expense	$34.9	$31.4	11.1
Plus or minus: net of cash settlement for settled hedges and premium expense recognized	0.6	2.7	NM
Economic fuel expense	$35.5	$34.1	4.1
Fuel gallons consumed	14.8	15.6	(5.1)
Economic fuel cost per gallon	$2.40	$2.19	9.6

NM = Not meaningful

As noted in the table above, the total net expense recognized for hedges that settled during the period was $0.6 million in the third quarter of 2010, compared to $2.7 million in the third quarter of 2009.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement.

We currently expect economic fuel expense to be relatively flat in the fourth quarter 2010 as compared to the prior period due to lower consumption, offset by higher jet fuel prices.

Restructuring and Fleet Transition Costs
We recorded a $6.9 million charge during the third quarter of 2010 related to the removal of four CRJ-400 aircraft from our operations through lease assignments to a third-party carrier.  We also recorded $2.9 million of restructuring charges associated with the voluntary separation of a number of employees resulting from the decision to outsource the remaining aircraft heavy maintenance function to a third party.

During the third quarter of 2009, we recognized a $1.2 million favorable adjustment to our expected Q200 fleet transition costs associated with the removal of those aircraft from the operating fleet.

Operating Costs per Available Seat Mile (CASM)
Our operating costs per ASM are summarized below:
	Three Months Ended September 30
	2010		2009		% Change
Total operating expenses per ASM (CASM)	19.77	¢	18.07	¢	9.4
CASM includes the following components:
Aircraft fuel cost per ASM	3.93	¢	3.85	¢	2.1
Restructuring and CRJ-700 fleet transition costs per ASM	1.17	¢	0.00	¢	NM
CASM, excluding fuel, restructuring and CRJ-700 fleet transition costs	14.67	¢	14.22	¢	3.2
Q-200 fleet transition costs per ASM	0.00	¢	(0.14	)¢	NM
CASM, excluding fuel, restructuring and all fleet transition costs	14.67	¢	14.36	¢	2.2
NM = Not Meaningful

We currently forecast our CASM, excluding fuel and fleet transition costs, to be flat to up 2% for the fourth quarter of 2010 and relatively flat for the full year as compared to the same periods in 2009.

CONSOLIDATED NONOPERATING INCOME (EXPENSE)
Net nonoperating expense was $18.2 million in the third quarter of 2010 compared to $17 million for the same period of 2009.  Interest expense increased $3.6 million primarily resulting from the write off of deferred financing costs and prepayment penalties on the prepayment of two aircraft debt instruments and the partial prepayment of a third, partially offset by lower interest rates on our variable-rate debt and a lower average debt balance.  Other – net nonoperating income (expense) improved by $3.1 million compared to the prior-year period primarily due to larger realized gains on the sale of marketable securities.

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)
See discussion below under “Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009.”

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2010 TO NINE MONTHS ENDED SEPTEMBER 30, 2009
Our consolidated net income for the nine months ended September 30, 2010 was $186.3 million, or $5.08 per diluted share, compared to net income of $97.5 million, or $2.69 per diluted share, for the first nine months of 2009.  Items that impact the comparability between the periods are as follows:

•
Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting.  For the first nine months of 2010, we recognized net mark-to-market losses of $33.4 million ($20.7 million after tax, or $0.57 per share), compared to net gains of $57.1 million ($35.7 million after tax, or $0.98 per share) in the same period of 2009.

•	The first nine months of 2010 include Horizon restructuring and CRJ-700 fleet transition costs of $13.2 million ($8.2 million after tax, or $0.22 per share).

•	The first nine months of 2009 include new pilot contract transition costs of $35.8 million ($22.3 million after tax, or $0.61 per share).

See why we believe disclosure of these individual charges is useful to investors in the “Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009” section of this Form 10-Q.

Excluding the mark-to-market adjustments and other noted items shown in the following table, our adjusted consolidated net income for the first nine months of 2010 was $215.2 million, or $5.87 per diluted share, compared to an adjusted consolidated net income of $84.1 million, or $2.32 per share, in the first nine months of 2009.

	Nine Months Ended September 30
	2010		2009
(in millions except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS, excluding noted items	$215.2	$5.87	$84.1	$2.32
New pilot contract transition costs, net of tax	-	-	(22.3)	(0.61)
Horizon restructuring and CRJ-700 fleet transition costs, net of tax	(8.2)	(0.22)	-	-
Mark-to-market fuel hedge adjustments, net of tax	(20.7)	(0.57)	35.7	0.98
Net income and diluted EPS as reported as GAAP	$186.3	$5.08	$97.5	$2.69

ALASKA AIRLINES
Alaska reported income before income taxes of $300.7 million during the first nine months of 2010 compared to $148.6 million in the first nine months of 2009.

Excluding the mark-to-market adjustments in each period as noted in the table below and the pilot contract transition costs in 2009, Alaska’s adjusted pretax income was $327.6 million in the first nine months of 2010, compared to adjusted pretax income of $137 million in the same period of 2009.

	Nine Months Ended September 30
(in millions)	2010	2009
Income before income taxes, excluding items below	$327.6	$137.0
New pilot contract transition costs	-	(35.8)
Mark-to-market fuel hedge adjustments	(26.9)	47.4
Income before income taxes as reported under GAAP	$300.7	$148.6

ALASKA REVENUES
Total operating revenues increased $305 million, or 13.5%, during the first nine months of 2010 compared to the same period in 2009.  The changes are summarized in the following table:

	Nine Months Ended September 30
(in millions)	2010	2009	% Change
Passenger revenue - mainline	$2,068.5	$1,844.3	12.2
Freight and mail	77.3	69.0	12.0
Other - net	171.5	136.5	25.6
Total mainline revenues	$2,317.3	$2,049.8	13.1
Passenger revenue - purchased capacity	248.9	211.4	17.7
Total operating revenues	$2,566.2	$2,261.2	13.5

Operating Revenues – Mainline
Mainline passenger revenue for the first nine months of 2010 improved by 12.2% on a 4.2% increase in capacity and a 7.7% increase in PRASM compared to the same period in 2009. The increase in PRASM was driven by a 2.5% rise in ticket yield compared to the prior-year period and a four-point increase in load factor.

Ancillary revenue included in passenger revenue increased from $93.5 million in the first nine months of 2009 to $135.2 million in the same period of 2010.  The increase is primarily due to the implementation of our first checked bag fee in the third quarter of 2009 and growth in the number of passengers.

Freight and mail revenue increased $8.3 million, or 12%, primarily as a result of higher volumes and yields and higher fuel and security surcharges.

Other – net revenues increased $35 million, or 25.6%.  The increase is primarily due to Mileage Plan revenues rising by $28.3 million stemming from a larger number of miles sold to our affinity card partner and a contractual rate increase for those sold miles.

Passenger Revenue – Purchased Capacity
Passenger revenue - purchased capacity flying increased $37.5 million over the same period last year because of a 6.5% rise in capacity combined with a 10.6% increase in unit revenue compared to the prior year. Unit revenues increased as a result of a 3.2-point increase in load factor and a 6% increase in yield.

ALASKA EXPENSES
For the nine months ended September 30, 2010, total operating expenses increased $154.6 million, or 7.5%, compared to the same period in 2009 mostly as a result of higher aircraft fuel expense.  We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30
(in millions)	2010	2009	% Change
Mainline fuel expense	$574.3	$405.9	41.5
Mainline non-fuel operating expenses	1,433.5	1,462.5	(2.0)
Mainline operating expenses	2,007.8	1,868.4	7.5
Purchased capacity costs	221.5	206.3	7.4
Total operating expenses	$2,229.3	$2,074.7	7.5

Mainline Operating Expenses
Total mainline operating expenses increased $139.4 million, or 7.5%, during the first nine months of 2010 compared to the same period last year. The increase was mostly due to the $168.4 million increase in aircraft fuel expense, offset by charges for the new pilot contract recorded in the prior-year period.  Significant operating expense variances from the first nine months of 2009 are more fully described below.

Wages and Benefits
Wages and benefits were down $19 million, or 3.2%, compared to the first nine months of 2009.  The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30
(in millions)	2010	2009	% Change
Wages	$404.8	$405.9	(0.3)
Pension and defined-contribution retirement benefits	63.0	87.6	(28.1)
Medical benefits	66.3	60.1	10.3
Other benefits and payroll taxes	41.8	41.3	1.2
Total wages and benefits	$575.9	$594.9	(3.2)

Wages were relatively flat on a 4% reduction in FTEs compared to the first nine months of 2010.  Wages have not declined in step with the FTE reduction because of higher wage rates for the pilot group in connection with their new contract effective April 1, 2009 and higher average wages for other employees after recent furloughs, which are generally seniority-based.

The 28.1% decline in pension and other retirement-related benefits is primarily due to a significant reduction in our defined-benefit pension cost driven by the improved funded status at the end of 2009 as compared to the previous year and the closing of the defined-benefit pension plan to new pilot entrants with their new contract in 2009.

Medical benefits increased 10.3% from the prior-year period primarily as a result of an increase in the post-retirement medical cost for the pilot group in connection with their new contract and higher healthcare costs.

Variable Incentive Pay
Variable incentive pay expense increased from $44 million in the first nine months of 2009 to $52 million in the same period of 2010. The increase is primarily due to the addition of ramp service agents to PBP in the fourth quarter of 2009, not reflected in the expense for the first nine months of 2009.  The increase also reflects our expectations for profitability and other metrics under the plan for the full year as of the end of the third quarter this year compared to where our expectations were at the end of the third quarter of 2009.

Aircraft Fuel
Aircraft fuel expense increased $168.4 million, or 41.5%, compared to the first nine months of 2009. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Fuel gallons consumed	237.4	229.9	3.3
Raw price per gallon	$2.31	$1.79	29.1
Total raw fuel expense	$549.2	$410.6	33.8
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	25.1	(4.7)	NM
Aircraft fuel expense	$574.3	$405.9	41.5
NM = Not Meaningful

Fuel gallons consumed increased 3.3%, primarily as a result of the 4.2% increase in year-to-date capacity, partially offset by better fuel efficiency stemming from longer average aircraft stage lengths.

The raw fuel price per gallon increased 29.1% as a result of higher West Coast jet fuel driven by higher crude oil costs and refining margins.

Our economic fuel expense is calculated as follows:
	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Raw fuel expense	$549.2	$410.6	33.8
Plus or minus: net of cash received from settled hedges and premium expense recognized	(1.8)	42.7	NM
Economic fuel expense	$547.4	$453.3	20.8
Fuel gallons consumed	237.4	229.9	3.3
Economic fuel cost per gallon	$2.30	$1.98	16.2

NM = Not meaningful

The total net benefit recognized for hedges that settled during the period was $1.8 million in the first nine months of 2010, compared to a net expense of $42.7 million in the same period of 2009.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement. The increase is primarily due to the increase in crude oil prices over the past year.

Aircraft Maintenance
Aircraft maintenance decreased by $5.2 million, or 4%, compared to the prior-year period because of a lower number of airframe events and lower component costs, partially offset by higher costs associated with the return of leased aircraft.

Aircraft Rent
Aircraft rent declined $7.6 million, or 9.3%, compared with the first nine months of 2009.  The decrease was the result of the return of five leased aircraft since September 2009.

Landing Fees and Other Rents
Landing fees and other rents increased $5.3 million, or 4.3%, compared to the first nine months of 2009.  The increase is attributable to higher rates in many airports across our network, partially offset by fewer departures.  Airport rent and landing fee rates have generally increased across the system as airport costs are allocated to fewer departures because of industry-wide capacity reduction over the past two years.  We have experienced rate decreases in Seattle, our largest airport, and we continue to work with other airports on ways to reduce costs.

Selling Expenses
Selling expenses increased by $16.9 million, or 22%, compared to the first nine months of 2009 as a result of higher credit card and travel agency commissions and ticket distribution costs resulting from the increase in passenger traffic.

Depreciation and Amortization
Depreciation and amortization increased $8 million, or 6%, compared to the first nine months of 2009.  This is primarily due to the additional B737-800 aircraft delivered in the first nine months of 2010 and a full period of depreciation for aircraft delivered in the first nine months of 2009.

Food and Beverage Service
Food and beverage costs increased $5.6 million, or 16%, from the first nine months of 2009 due to an increased number of passengers, the higher cost of some of our fresh food items served on board, and increased costs associated with food delivery.

Other Operating Expenses
Other operating expenses declined $6.6 million, or 5.7%, compared to the prior-year period.  The decline is primarily driven by a reduction in professional services and lower personnel non-wage costs such as hotels, partially offset by higher property taxes.

New Pilot Contract Transition Costs
During the prior-year period, in connection with a new four-year contract, Alaska’s pilots received a one-time aggregate bonus of $20.3 million.  The transition expense associated with establishing the new sick-leave payout program previously described was $15.5 million.

Mainline Unit Costs per Available Seat Mile
Our mainline operating costs per ASM are summarized below:
	Nine Months Ended September 30
	2010		2009		% Change
Total mainline operating expenses per ASM (CASM)	11.03	¢	10.70	¢	3.1
CASM includes the following components:
Aircraft fuel cost per ASM	3.15	¢	2.32	¢	35.8
New pilot contract transition costs per ASM	0.00	¢	0.21	¢	NM
CASM, excluding fuel and noted items	7.88	¢	8.17	¢	(3.5)

NM = Not Meaningful

Purchased Capacity Costs
Purchased capacity costs increased $15.2 million, from $206.3 million for the first nine months of 2009 to $221.5 million for the nine months ended September 30, 2010.  Of the total, $202.8 million was paid to Horizon under the CPA for 1.1 billion ASMs. This expense is eliminated in consolidation.

HORIZON AIR
Horizon reported income before income taxes of $4.3 million during the first nine months of 2010 compared to $15.1 million in the first nine months of 2009.  The decline in earnings is primarily due to higher aircraft fuel costs and higher restructuring and fleet transition costs, partially offset by an increase in operating revenues.

Excluding the mark-to-market adjustments in each period and the restructuring and CRJ-700 fleet transition charges in 2010 as noted in the table below, Horizon would have reported pretax income of $24 million in the first nine months of 2010, compared to pretax income of $5.4 million in the same period of 2009.

	Nine Months Ended September 30
(in millions)	2010	2009
Income before income taxes, excluding items noted below	$24.0	$5.4
Restructuring and CRJ-700 fleet transition costs	(13.2)	-
Mark-to-market fuel hedge adjustments	(6.5)	9.7
Income before income taxes as reported	$4.3	$15.1

HORIZON REVENUES
During the nine months ended September 30, 2010, operating revenues increased $27.5 million, or 5.7%, compared to the first nine months of 2009.  Horizon’s passenger revenues are summarized in the table below:

	Nine Months Ended September 30
(in millions)	2010	2009	% Change
Passenger revenue from Horizon "brand" flying	$299.4	$283.7	5.5
Revenue from CPA with Alaska	202.8	191.2	6.1
Total passenger revenue	$502.2	$474.9	5.7

Line-of-business information for the first nine months of 2010 and 2009 is presented in the table below:

	Nine Months Ended September 30, 2010
	Capacity and Mix				Load Factor		Yield			RASM
	2010 Actual (in millions)	2009 Actual (in millions)	Change Y-O-Y	Current % Total	Actual	Point Change Y-O-Y	Actual		Change Y-O-Y	Actual (in millions)		Change Y-O-Y
Brand Flying	1,385	1,463	(5.3%)	56	74.0%	1.9	29.21	¢	8.6%	22.19	¢	11.3%
Alaska CPA	1,076	1,007	6.9%	44	0.0%	NM	NM		NM	18.85	¢	(0.7%)
System Total	2,461	2,470	(0.4%)	100	75.5%	2.7	27.04	¢	2.4%	20.74	¢	6.1%
NM = Not Meaningful

Passenger revenue from Horizon brand flying increased $15.7 million, or 5.5%, on an 11.3% increase in passenger unit revenues, partially offset by a 5.3% decline in brand capacity. The increase in unit revenues is primarily due to a 1.9-point increase in brand load factor and an 8.6% improvement in yield in those markets.

Revenue from flying performed on behalf of Alaska pursuant to the CPA totaled $202.8 million during the first nine months of 2010 compared to $191.2 million in the first nine months of 2009. The increase is primarily due to a nearly 7% increase in capacity provided under this arrangement. This revenue is eliminated in consolidation.

HORIZON EXPENSES
Total operating expenses increased $39.4 million, or 8.7%, as compared to the same period in 2009.  Significant period-over-period changes in the components of operating expenses are as follows.

Aircraft Fuel
Aircraft fuel increased $29.2 million, or 36.6%, compared to the same period in 2009. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Fuel gallons consumed	43.7	45.1	(3.1)
Raw price per gallon	$2.35	$1.79	31.3
Total raw fuel expense	$102.7	$80.7	27.3
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	6.2	(1.0)	NM
Aircraft fuel expense	$108.9	$79.7	36.6

 NM = Not Meaningful

The raw fuel price per gallon increased by 31.3% as a result of higher West Coast jet fuel prices.

Our economic fuel expense is calculated as follows:
	Nine Months Ended September 30
(in millions, except per-gallon amounts)	2010	2009	% Change
Raw fuel expense	$102.7	$80.7	27.3
Plus or minus: net of cash received from settled hedges and premium expense recognized	(0.3)	8.7	NM
Economic fuel expense	$102.4	$89.4	14.5
Fuel gallons consumed	43.7	45.1	(3.1)
Economic fuel cost per gallon	$2.34	$1.98	18.2

NM = Not meaningful

The total net benefit recognized for hedges that settled during the period was $0.3 million, compared to a net expense of $8.7 million in 2009.  These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement.

Restructuring and Fleet Transition Costs
We recorded $10.3 million in the first nine months of 2010 related to the removal of five CRJ-700 aircraft from our operations under sublease or lease assignment to third-party carriers.  We also recorded $2.9 million of restructuring charges associated with the voluntary separation of a number employees resulting from the decision to outsource the remaining aircraft heavy maintenance function to a third party.

In the first nine months of 2009, fleet transition costs associated with the removal of Q200 aircraft from the operating fleet was $8.8 million as the final Q200 aircraft were removed from operation.

Operating Costs per Available Seat Mile (CASM)

	Nine Months Ended September 30
	2010		2009		% Change
Total operating expenses per ASM (CASM)	20.02	¢	18.35	¢	9.1
CASM includes the following components:
Aircraft fuel cost per ASM	4.43	¢	3.23	¢	37.2
Restructuring and CRJ-700 fleet transition costs per ASM	0.54	¢	0.00	¢	NM
CASM, excluding fuel, restructuring and CRJ-700 fleet transition costs	15.05	¢	15.12	¢	(0.5)
Q-200 fleet transition costs per ASM	0.00	¢	0.35	¢	NM
CASM, excluding fuel, restructuring and all fleet transition costs	15.05	¢	14.77	¢	1.9

NM = Not Meaningful

CONSOLIDATED NONOPERATING INCOME (EXPENSE)
Net nonoperating expense was $49.9 million in the first nine months of 2010 compared to $53.7 million in the same period of 2009.  The reasons for the changes to the components of nonoperating expense are consistent with those in the three-month discussion.

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)
We provide for income taxes based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective tax rate if it is our best estimate of our annual rate.  For the first nine months of 2010, we used the estimated income tax rate based on our current full-year estimate of pretax earnings.  Our effective income tax rate on pretax income for the first nine months of 2010 was 38.4%, compared to 39.4% for the first nine months of 2009.  In arriving at this rate, we considered a variety of factors, including our forecasted full-year pretax results, the U.S. federal rate of 35%, expected nondeductible expenses and estimated state income taxes.  We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pretax income or loss and the magnitude of any nondeductible expenses in relation to that pretax amount.

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

Because of the severe economic uncertainty in 2009 and the volatility of fuel prices in recent years, we intentionally increased our balance of cash and marketable securities to current levels.  As the economic climate stabilizes, we have implemented a plan to reduce our cash and marketable securities balance to between 25% and 30% of revenues over the next two years, through debt repayment, share repurchases, pension funding, or a combination thereof.  During the first nine months of 2010, we paid off the outstanding debt balances associated with four B737-800 aircraft and a portion of a fifth aircraft loan totaling approximately $115.5 million.  Subsequent to the end of the third quarter, we paid off outstanding balances on two additional aircraft loans totaling $53.7 million.  We anticipate completing our current $200 million debt prepayment plan in early 2011.  In addition to debt prepayments, we have repurchased $31.2 million of our common stock this year through the end of the third quarter.  We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

We believe that our current cash and marketable securities balance of over $1.3 billion combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in U.S. government securities, certain asset-backed obligations and corporate debt securities.  We do not invest in equities or auction-rate securities.  As of September 30, 2010, we had a $24.3 million net unrealized gain on our $1.3 billion cash and marketable securities balance.

The table below presents the major indicators of financial condition and liquidity.

	September 30, 2010	December 31, 2009	Change
(dollars in millions)
Cash and marketable securities	$1,317.7	$1,192.1	$125.6
Cash and marketable securities as a percentage of last twelve months revenue	35%	35%	--
Long-term debt, net of current portion	$1,390.1	$1,699.2	$(309.1)
Shareholders' equity	$1,073.5	$872.1	$201.4
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	68%: 32%	76%:24%	(8) pts

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS
Cash Provided by Operating Activities
During the first nine months of 2010, net cash provided by operating activities was $506.4 million, compared to $305.4 million generated during the same period of 2009. The increase in operating cash flow was primarily due to the improvement in earnings and increase of cash inflows from advance ticket sales compared to the prior-year period.  These increases were partially offset by the payment of 2009 incentive pay in the first quarter of 2010, which was significantly larger than the payment of 2008 incentive pay in the first quarter of 2009.

We typically generate positive cash flows from operations and expect to do so in 2010, but historically we have consumed substantially all of that cash plus additional debt proceeds for capital expenditures and debt payments.  In 2010, however, we anticipate much lower capital expenditures than in the past several years due to fewer aircraft deliveries, and will use our operating cash flow to prepay long-term debt, provide funding to our pension plans, and repurchase our common stock.

Cash Used in Investing Activities
Cash used in investing activities was $299 million during the first nine months of 2010, compared to $593.3 million during the same period of 2009. Our capital expenditures were $153.9 million, or $193.4 million lower than in the same period of 2009, as we purchased four B737-800 aircraft compared to ten B737-800 aircraft and two Q400 aircraft in the first nine months of 2009.

We currently expect gross capital expenditures for 2010 to be as follows (in millions):

	Aircraft-related	Non-aircraft	Total
Alaska	$126	$60	$186
Horizon	20	5	25
Total Air Group	$146	$65	$211

Currently, we expect to have gross aircraft capital expenditures of approximately $310 million and $185 million in 2011 and 2012, respectively.

Cash Provided by Financing Activities
Net cash used for financing activities was $242.4 million during the first nine months of 2010 compared to cash provided by financing activities of $174.8 million during the same period of 2009.  The change is primarily due to proceeds from the sale-leaseback transaction of six B737-800 aircraft and debt proceeds during the first quarter of 2009 compared to no borrowings in 2010, combined with $115.5 million of debt prepayments in 2010.

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

CONTRACTUAL OBLIGATIONS AND, COMMITMENTS
Aircraft Purchase Commitments
We have firm orders to purchase 21 aircraft requiring future aggregate payments of approximately $537 million, as set forth below.  Alaska has options to acquire 38 additional B737s and Horizon has options to acquire 10 Q400s.

The following table summarizes aircraft purchase commitments as of September 30, 2010, and payments by year:

	Delivery Period - Firm Orders
Aircraft	October - December 31, 2010	2011	2012	2013	2014	2015	Total
Boeing 737-800	-	3	4	2	2	2	13
Bombardier Q400	-	8	-	-	-	-	8
Total	-	11	4	2	2	2	21
Payments (in millions)	$33.1	$231.6	$108.9	$76.1	$55.1	$32.2	$537.0

We expect to pay for the firm orders beyond 2010 and the option aircraft, if exercised, through internally generated cash, long-term debt, or operating lease agreements.

Contractual Obligations
The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of September 30, 2010.

						Beyond
(in millions)	Oct. 1 - Dec. 31, 2010	2011	2012	2013	2014	2014	Total
Current and long-term debt obligations	$89.6	$196.3	$219.1	$178.1	$144.4	$796.4	$1,623.9
Operating lease commitments (1)	36.3	220.5	217.5	166.0	148.5	419.2	1,208.0
Aircraft purchase commitments	33.1	231.6	108.9	76.1	55.1	32.2	537.0
Interest obligations (2)	17.4	78.1	70.4	58.5	49.8	155.0	429.2
Other purchase obligations (3)	19.9	51.9	52.2	42.2	54.3	--	220.5
Total	$196.3	$778.4	$668.1	$520.9	$452.1	$1,402.8	$4,018.6

(1) Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.  The aircraft operating leases include lease obligations for 16 leased Q200 aircraft and three CRJ-700 aircraft, all of which are no longer in our operating fleets.   We have accrued for these lease commitments based on their discounted future cash flows and we remain obligated under the existing lease contracts on these aircraft.
(2) For variable-rate debt, future obligations are shown above using interest rates in effect as of September 30, 2010.
(3) Includes minimum obligations under our long-term power-by-the-hour maintenance agreements for all B737 engines other than the B737-800.

Pension Obligations
The “Contractual Obligations” table above excludes contributions to our various defined-benefit pension plans, which could be approximately $45 million to $75 million per year based on our historical funding practice.  There is no minimum required contribution in 2010, although the company has contributed $45.6 million to the plans in 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009 except as follows:

Market Risk – Aircraft Fuel
We hedge our exposure to the volatility of jet fuel prices using crude oil call options and, recently, jet fuel refining margin swap contracts.  Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices.  With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts.  We believe there is risk in not hedging against the possibility of fuel price increases.  We estimate that a 10% increase or decrease in crude oil prices as of September 30, 2010 would increase or decrease the fair value of our crude oil hedge portfolio by approximately $39.4 million and $31.8 million, respectively.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices.  We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions.  For more discussion, see Note 3 to our condensed consolidated financial statements.

Financial Market Risk
We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio.  Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates.  This exposure is somewhat mitigated through our variable-rate investment portfolio.  We have investments in marketable securities, which are exposed to market risk associated with changes in interest rates and market values.  We do not invest in equity securities or auction-rate securities, only government and corporate bond obligations.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010 an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting
We made no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Securities and Exchange Commission is conducting an inquiry into trading in the securities of Puget Energy Inc. ("PSE") by Donald Smith & Co., an investment firm.  William Ayer, our Chief Executive Officer, serves on the board of PSE.  Mr. Ayer and the Company are cooperating voluntarily in that inquiry. Mr. Ayer has stated that he never provided any non-public information about PSE to Donald Smith & Co.

ITEM 1A.   RISK FACTORS
There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  However, you should carefully consider the factors discussed in such section of our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2010.

Issuer Purchases of Equity Securities	Total number of shares purchased	Average price paid per share	Maximum approximate remaining dollar value of shares that can be repurchased under the plan (2)
July 1, 2010 – July 31, 2010 (1)	4,000	51.46
August 1, 2010 – August 31, 2010 (1)	47,000	50.54
September 1, 2010 – September 30, 2010 (1)	51,000	46.60
Total	102,000	$48.61	$45,042,241

(1)	Pursuant to a $50 million repurchase plan authorized by the Board of Directors on June 15, 2010. The plan expires on June 11, 2011.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.      OTHER INFORMATION
None.

ITEM 6.      EXHIBITS
See Exhibit Index on page 50.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ALASKA AIR GROUP, INC.
Registrant

Date:  November 5, 2010

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