Form 10-K
period 2010-12-31
ALASKA AIR GROUP INC
filed 2011-02-23
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934[NO FEE REQUIRED]
For the fiscal year ended December 31, 2010

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
 For the transition period from                      to

Commission File Number 1-8957
ALASKA AIR GROUP, INC.
A Delaware Corporation

91-1292054	19300 International Boulevard, Seattle, Washington 98188
(I.R.S. Employer Identification No.)	Telephone: (206) 392-5040

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐      No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer   ☒  Accelerated filer  ☐     Non-accelerated filer   ☐  Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of January 31, 2011, shares of common stock outstanding totaled 35,831,543. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2010, was approximately $1.6 billion (based on the closing price of $44.95 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Title of Document	Part Hereof Into Which Document is to be Incorporated
Definitive Proxy Statement Relating to 2011 Annual Meeting of Shareholders	Part III

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

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

PART I

ITEM 1. OUR BUSINESS

Alaska Air Group, Inc. (Air Group, the Company, we or us) is a Delaware corporation incorporated in 1985 and we have two principal subsidiaries: Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon). Through these subsidiaries, we provide passenger air service to more than 23 million passengers per year to more than 90 destinations. We also provide freight and mail services, primarily to and within the state of Alaska and on the West Coast. Although Alaska and Horizon both operate as airlines, their business plans, competition, and economic risks differ substantially. Alaska is a major airline that operates an all-jet fleet with an average passenger trip length in 2010 of 1,232 miles. Horizon is a regional airline, operates turboprop and jet aircraft, and its average passenger trip length in 2010 was 359 miles. Individual financial information about Alaska and Horizon is in Note 12 to the consolidated financial statements and throughout this report, specifically in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Both of our airlines continue to distinguish themselves from competitors by providing award-winning customer service and differentiating amenities. Our outstanding employees and excellent service in the form of advance seat assignments, expedited check-in with Airport of the Future®, web check-in, flight alerts, an award-winning frequent flyer program, well-maintained aircraft, a first-class section aboard Alaska aircraft, and other amenities are regularly recognized by independent studies, awards, and surveys of air travelers. For example, Alaska has ranked “Highest in Customer Satisfaction among Traditional Network Carriers” in 2010, 2009 and 2008 by J.D. Power and Associates, was named "Top-Performing Airline" in 2010 by Aviation Week Magazine, was recognized for having the "Best Loyalty Credit Card" in North America in 2010 at the Frequent Traveler Awards, and won the “Program of the Year” Freddie award for 2008 and 2007 for our Mileage Plan program.  We are very proud of these awards and we continue to strive to offer the best customer service in the industry.

ALASKA RANKED “HIGHEST IN CUSTOMER SATISFACTION AMONG TRADITIONAL NETWORK CARRIERS” IN 2010, 2009 AND 2008 BY J.D. POWER AND ASSOCIATES.

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

OUR AIRLINES

ALASKA

Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. We offer extensive north/south service within the western U.S., Canada and Mexico, and passenger and dedicated cargo services to and within the state of Alaska. We also provide long-haul east/west service to Hawaii and thirteen cities in the mid-continental and eastern U.S., primarily from Seattle, where we have our largest concentration of departures; although we do offer long-haul departures from other cities as well.

In 2010, we carried over 16.5 million revenue passengers in our mainline operations, and we carry more passengers between Alaska and the U.S. mainland than any other airline. Based on the number of passengers carried in 2010, Alaska’s leading airports are Seattle, Los Angeles, Anchorage and Portland. Based on 2010 revenues, the leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-Las Vegas. At December 31, 2010, Alaska’s operating fleet consisted of 114 jet aircraft, compared to 115 aircraft as of December 31, 2009.

Alaska’s passenger traffic by market is presented below:

	2010	2009
West Coast	33%	36%
Within Alaska and between Alaska and the U.S. mainland	19%	21%
Transcon/midcon	24%	23%
Hawaii	14%	9%
Mexico	8%	9%
Canada	2%	2%
Total	100%	100%

HORIZON

Horizon Air Industries is a Washington corporation that first began service and was incorporated in 1981. Horizon was acquired by Air Group in 1986. It is the largest regional airline in the Pacific Northwest and serves a number of cities in six states, five destinations in Canada, and two destinations in Mexico.

In 2010, Horizon carried over 6.8 million revenue passengers. Approximately 91% of Horizon’s revenue passenger miles in 2010 were flown domestically, primarily in the states of Washington, Oregon, Idaho and California, compared to 90% in 2009. The Canada markets accounted for 8% of revenue passenger miles in both 2010 and 2009. Flying to Mexico accounted for about 1% of total traffic in 2010 compared to about 2% in 2009.

Based on 2010 passenger enplanements, Horizon’s leading airports are Seattle, Portland, Spokane, and Boise. Based on revenues in 2010, the leading nonstop routes are Portland-Seattle, Spokane-Seattle, and Portland-San Francisco. At December 31, 2010, Horizon’s operating fleet consisted of 13 jets and 41 turboprop aircraft. Horizon flights are listed under Alaska's designator code in airline reservation systems.

Alaska and Horizon integrate their flight schedules to provide convenient, competitive connections between most points served by their systems. In 2010 and 2009, approximately 29% and 22%, respectively, of Horizon’s passengers connected to flights operated by Alaska. Beginning January 1, 2011, Horizon will operate 100% of its flights under a capacity purchase arrangement with Alaska, whereby Alaska will pay Horizon an agreed-upon rate based on the operated capacity.

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

2010

2010 was a banner year in the industry in many respects. Many in the industry, including us, reported record earnings and passenger load factors. The year was characterized by industry capacity discipline with an increase in passenger traffic. This allowed for better pricing performance and stronger earnings. In order to maximize revenue, airlines continued to add or increase ancillary fees for checked baggage, buy-on-board items, ticket fees, etc.  These fees have significantly helped lift the industry out of its downturn and into the current recovery. One significant area of concern, however, is the rising cost of fuel toward the latter half of the year and into the first part of 2011.

During 2010, our key initiative was to optimize revenue. We continued to redeploy capacity to better match demand, and the new markets we have entered are performing well. Our revenue initiatives, combined with lower non-fuel unit costs, our continued focus on customer service and our strong operational performance resulted in record financial results that again were among the best in the industry.

OUR REVENUE INITIATIVES, COMBINED WITH LOWER NON-FUEL UNIT COSTS, OUR CONTINUED FOCUS ON CUSTOMER SERVICE AND OUR STRONG OPERATIONAL PERFORMANCE RESULTED IN 2010 RECORD FINANCIAL RESULTS THAT WERE AGAIN AMONG THE BEST IN THE INDUSTRY.

FUEL

Our business and financial results are highly affected by the price and, potentially, the availability of jet fuel. Fuel prices have been extremely volatile over the past few years. The price of crude oil spiked in 2008 with a high of nearly $150 per barrel in July 2008 and dropped significantly to an average of $62 per barrel in 2009. We saw upward pressure on fuel prices again in 2010 with an average crude oil price of just over $80 per barrel and currently over $85. For us, a $1 per barrel increase in the price of oil equates to approximately $9 million of additional fuel cost annually. Said another way, a one-cent change in our fuel price per gallon will impact our expected annual fuel cost by approximately $4 million per year.

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

Our average raw fuel cost per gallon increased 27% in 2010, declined 43% in 2009, and increased 42% in 2008.

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

OUR AIRCRAFT ARE AMONG THE MOST FUEL-EFFICIENT IN THEIR RESPECTIVE CLASSES.

We believe that operating fuel-efficient aircraft is the best hedge against high fuel prices. Alaska operates an all-Boeing 737 fleet. Horizon is currently undergoing a transition to an all-Q400 turboprop fleet, with expected completion in 2011. Because of these changes, Alaska’s fuel burn expressed in available seat miles flown per gallon (ASMs/g) improved from 65.9 ASMs/g in 2006 to 76.5 ASMs/g in 2010. Similarly, Horizon’s fuel burn has improved from 51.7 ASMs/g in 2006 to 56.1 ASMs/g in 2010.

These reductions have not only reduced our fuel cost, but also the amount of greenhouse gases and other pollutants that our operations emit.

MARKETING AND COMPETITION

ALLIANCES WITH OTHER AIRLINES

We have marketing alliances with a number of airlines that provide reciprocal frequent flyer mileage credit and redemption privileges as well as code sharing on certain flights as shown in the table below. Alliances are an important part of our strategy and enhance our revenues by:

•	offering our customers more travel destinations and better mileage credit/redemption opportunities;

•	giving our Mileage Plan program a competitive advantage because of our partnership with carriers from two major global alliances (Oneworld and Skyteam);

•	giving us access to more connecting traffic from other airlines; and

•	providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and Horizon while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sell codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and at any time, one or more may be in the process of renegotiation.

Our marketing alliances with other airlines as of December 31, 2010 are as follows:

	Frequent Flyer Agreement	Codeshare— Alaska Flight # on Flights Operated by Other Airline	Codeshare— Other Airline Flight # On Flights Operated by Alaska/ Horizon
Major U.S. or International Airlines
American Airlines/American Eagle	Yes	Yes	Yes
Air France	Yes	No	Yes
British Airways	Yes	No	No
Cathay Pacific Airways	Yes	No	Yes
Delta Air Lines/DeltaConnection (1)	Yes	Yes	Yes
Icelandair	Yes	No	Yes
KLM	Yes	No	Yes
Korean Air	Yes	No	Yes
Lan S.A.	Yes	No	Yes
Air Pacific (2)	Yes	No	Yes
Qantas	Yes	No	Yes
Regional Airlines
Era Alaska (2)	Yes	Yes	No
PenAir (2)	Yes	Yes	No
Kenmore Air (2)	Yes	No	No

(1)	Alaska has codeshare agreements with the Delta Connection carriers Skywest, ASA, Pinnacle, Mesaba, Comair and Compass as part of its agreement with Delta.

(2)	These airlines do not have their own frequent flyer program. However, Alaska’s Mileage Plan members can earn and redeem miles on these airlines’ route systems.

COMPETITION

Competition in the airline industry is intense. We believe the principal competitive factors in the industry that are important to customers are:

•	safety record and reputation,

•	fares,

•	flight schedules,

•	customer service,

•	routes served,

•	frequent flyer programs,

•	on-time arrivals,

•	baggage handling,

•	on-board amenities,

•	type of aircraft, and

•	code-sharing relationships.

Together, Alaska and Horizon carry approximately 3.7% of all U.S. domestic passenger traffic. We compete with one or more domestic or foreign airlines on most of our routes, including Southwest Airlines, United Airlines, Delta Air Lines, American Airlines, US Airways, jetBlue Airways, Virgin America, Allegiant and regional affiliates associated with some of these carriers.

Due to its short-haul markets, Horizon also competes with ground transportation in many markets, including train, bus and automobile transportation.  Both carriers, to some extent, also compete with technology such as video conferencing and internet-based meeting tools that have changed the need or frequency of face-to-face business meetings.

TICKET DISTRIBUTION

Airline tickets are distributed through three primary channels:

•
Alaskaair.com: It is less expensive for us to sell through this direct channel and, as a result, we continue to take steps to drive more business to our website. In addition, we believe this channel is preferable from a branding and customer-relationship standpoint in that we can establish ongoing communication with the customer and tailor offers accordingly.

•
Traditional and online travel agencies: Both traditional and online travel agencies typically use Global Distribution Systems (GDS), such as Sabre, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee that is charged to the airline. Many of our large corporate customers require us to use these agencies. Some of our competitors do not use this distribution channel and, as a result, have lower ticket distribution costs.

•	Reservation call centers: These call centers are located in Phoenix, AZ, Kent, WA, and Boise, ID. We generally charge a $15 fee for booking reservations through these call centers.

Our sales by channel are as follows:

	2010	2009
Alaskaair.com	48%	48%
Traditional and online travel agencies	43%	42%
Reservation call centers	8%	9%
All other channels	1%	1%
Total	100%	100%

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

We had 12,039 (9,013 at Alaska and 3,026 at Horizon) active full-time and part-time employees at December 31, 2010, compared to 12,440 (9,046 at Alaska and 3,394 at Horizon) at December 31, 2009. Wages, salaries and benefits (including variable incentive pay) represented approximately 43% of our total non-fuel operating expenses in both 2010 and 2009.

At December 31, 2010, labor unions represented 82% of Alaska’s and 47% of Horizon’s employees. Our relations with our U.S. labor organizations are governed by the Railway Labor Act (RLA). Under this act, collective bargaining agreements do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in self-help.

Alaska’s union contracts at December 31, 2010 were as follows:

Union	Employee Group	Number of Active Employees	Contract Status
Air Line Pilots Association International (ALPA)	Pilots	1,286	Amendable 4/1/2013
Association of Flight Attendants (AFA)	Flight attendants	2,397	Amendable 4/27/2012
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	674	Amendable 7/17/2012
IAM	Clerical, office and passenger service	2,302	Amendable 1/1/2014
Aircraft Mechanics FraternalAssociation (AMFA)	Mechanics, inspectors and cleaners	623	Amendable 10/17/2011
Mexico Workers Association of Air Transport	Mexico airport personnel	81	Amendable 12/28/2011
Transport Workers Union of America (TWU)	Dispatchers	36	In Negotiations

 Horizon’s union contracts at December 31, 2010 were as follows:

Union	Employee Group	Number of Active Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	536	Amendable 12/14/2015
AFA	Flight attendants	493	Amendable 12/21/2011
IBT	Mechanics and related classifications	320	Amendable 12/16/2014
TWU	Dispatchers	14	Amendable 8/26/2014
National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	53	Expires 2/13/2013

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and executive officers of Alaska and Horizon who have significant decision-making responsibilities, their positions and their respective ages (as of February 1, 2011) are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
William S. Ayer	Chairman, President and Chief Executive Officer of Alaska Air Group, Inc., Chairman and Chief Executive Officer of Alaska Airlines, Inc. and Chairman and Chief Executive Officer of Horizon Air Industries, Inc.	56	1985

Brandon S. Pedersen	Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	44	2003

Keith Loveless	Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc.	54	1996

Bradley D. Tilden	President of Alaska Airlines, Inc.	50	1994

Glenn S. Johnson	President of Horizon Air Industries, Inc.	52	1991

Benito Minicucci	Executive Vice President/Operations and Chief Operating Officer of Alaska Airlines, Inc.	44	2004

Kelley Dobbs	Vice President/Human Resources and Labor Relations of Alaska Airlines, Inc.	44	2004

Mr. Ayer has been Air Group's President since February 2003 and became Chairman and Chief Executive Officer in May 2003. He has also served as Alaska Airlines’ Chairman since February 2003, as Chief Executive Officer since January 2002 and was President from November 1997 to December 2008. He has served as Horizon Air Industries' Chairman and Chief Executive Officer since June 2010. Prior to that, he was Sr. Vice President/Customer Service, Marketing and Planning of Alaska Airlines from January 1997, and Vice President/Marketing and Planning from August 1995. Prior thereto, he served as Sr. Vice President/Operations of Horizon Air Industries from January 1995. Mr. Ayer serves on the boards of Alaska Airlines, Puget

Energy, Inc., the Alaska Airlines Foundation, Angel Flight West, Inc., and the Museum of Flight. He also serves on the University of Washington Business School Advisory Board, and as a director of the Seattle branch of the Federal Reserve Board.

Mr. Pedersen joined Alaska Airlines in 2003 as Staff Vice President/Finance and Controller of Alaska Air Group and Alaska Airlines and was elected Vice President/Finance and Controller for both entities in 2006. He was elected Vice President/Finance and Chief Financial Officer of Alaska Air Group and Alaska Airlines in June 2010. He is a member of Air Group's Management Executive Committee.

Mr. Loveless became Corporate Secretary and Assistant General Counsel of Alaska Air Group and Alaska Airlines in 1996. In 1999, he was named Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group and Alaska Airlines. He is a member of Air Group’s Management Executive Committee.

Mr. Tilden joined Alaska Airlines in 1991, became Controller of Alaska Air Group and Alaska Airlines in 1994, Chief Financial Officer in February 2000, Executive Vice President/Finance in January 2002, Executive Vice President/Finance and Planning in 2007, and President of Alaska Airlines in December 2008. He is a member of Air Group’s Management Executive Committee and was elected to the Air Group board in late 2010.

Mr. Johnson joined Alaska Airlines in 1982, became Vice President/Controller and Treasurer of Horizon Air Industries in 1991 and Vice President/Customer Services in 2002. He returned to Alaska Airlines in 2003 where he has served in several roles, including Vice President/Finance and Controller and Vice President/Finance and Treasurer. He served as Senior Vice President/Customer Service – Airports from January 2006 through April 2007 and in April 2007, he was elected Executive Vice President/Airports and Maintenance and Engineering. He was elected Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group and Alaska Airlines in December 2008. He was elected President of Horizon Air Industries in June 2010. He is a member of Air Group’s Management Executive Committee.

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

REGULATION

GENERAL

The airline industry is highly regulated.

The Department of Transportation (DOT), the Federal Aviation Administration (FAA) and the Transportation Security Administration (TSA) exercise significant regulatory authority over air carriers.

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

•
TSA: Airlines serving the U.S. must hold a TSA-approved Aircraft Operator Standard Security Program (AOSSP), and comply with TSA Security Directives (SDs) and regulations. Airlines are subject to enforcement actions that are brought by the TSA from time to time for alleged violations of the AOSSP, SDs or security regulations. We are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate. We are also required to collect a September 11 Security Fee of $2.50 per enplanement from passengers and remit that sum to the government to fund aviation security measures. Carriers also pay the TSA a security infrastructure fee to cover passenger and property screening costs. These security infrastructure fees amounted to $12.6 million each year in 2010, 2009 and 2008.

The Department of Justice and DOT have jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act. To the extent we continue to fly to foreign countries and pursue alliances with international carriers, we may be subject to certain regulations of foreign agencies.

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

It is expected that there will be legislation in the future to reduce carbon and other greenhouse gas emissions. Alaska and Horizon have transitioned or are transitioning to more fuel-efficient aircraft fleets, thereby greatly reducing our total emissions.

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

CUSTOMER SERVICE

Along with other domestic airlines, we have implemented a customer service commitment plan to address a number of service goals and regulatory requirements, including, but not limited to, goals relating to lowest fare availability, delays, cancellations and diversions, baggage delivery and liability, guaranteed fares and ticket refunds. As a testament to our service, Alaska has won the JD Power and Associates award for "Highest in Customer Satisfaction Among Traditional Network Carriers" for the past three years.

In December 2009, the DOT adopted new rules effective in April 2010 that set fines of as much as $27,500 per violation when airlines leave passengers on the aircraft for more than three hours while on the ground or violate other rules aimed at consumer protection.  These new rules are in response to recent incidents involving other airlines that resulted in lengthy tarmac delays. Bills have been introduced in several states, including the state of Washington, which propose to regulate airlines when operating in those specific states. However, we believe these bills would be preempted by federal law.

MILEAGE PLAN PROGRAM

All major airlines have developed frequent flyer programs as a way of increasing passenger loyalty. Alaska’s Mileage Plan allows members to earn mileage by flying on Alaska, Horizon and other participating airlines and by using the services of non-airline partners, which include a credit card partner, a telephone company, hotels, car rental agencies, and other businesses. Alaska is paid by non-airline partners for the miles it credits to member accounts. With advance notice, Alaska has the ability to change the Mileage Plan terms, conditions, partners, mileage credits, and award levels or to terminate the program.

Mileage can be redeemed for free or discounted travel and for various other awards. Mileage Plan accounts are generally deleted after two years of inactivity in a member’s account. Over 88% of the free flight awards on Alaska and Horizon in 2010 were subject to capacity-controlled seating.

As of December 31, 2010 and 2009, approximately 2.9 million and 3.0 million, respectively, round-trip flight awards were eligible for redemption by Mileage Plan members. Of those eligible awards, we estimate that approximately 88% will ultimately be redeemed. For the years 2010, 2009 and 2008, approximately 1,666,000, 1,451,000 and 527,000 one-way flight awards were redeemed and flown on Alaska and Horizon. In addition, approximately 566,000 round-trip awards were redeemed and flown on Alaska and Horizon in 2008. These awards represent approximately 9%, 8%, and 9% for 2010, 2009, and 2008, respectively, of the total passenger miles flown on Alaska and Horizon. For the years 2010, 2009, and 2008, approximately 167,000, 181,000, and 214,000, respectively, round-trip flight awards were redeemed and flown on airline partners. In November 2008, we began charging a $25 administrative fee for awards redeemed on our airline partners.

We also have awards that allow members to redeem miles to purchase a ticket at a discounted fare. Our members redeemed approximately 430,000, 730,000, and 620,000 one-way equivalent awards under this program in 2010, 2009, and 2008, respectively.

We sell mileage credits to our non-airline partners, the vast majority of which are sold to our affinity credit card bank partner. We defer a majority of the sales proceeds and recognize revenue when award transportation is provided.

OTHER INFORMATION

SEASONALITY AND OTHER FACTORS

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. Our profitability is generally lowest during the first and fourth quarters due principally to lower traffic. It typically increases in the second quarter and then reaches its highest level during the third quarter as a result of vacation travel, including increased activity in the state of Alaska. However, we have taken steps over the past few years to reduce the seasonality of our operations by adding flights to leisure destinations in Hawaii and Mexico.

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

We have adopted an enterprise Risk Analysis and Oversight Program designed to identify the various risks faced by the organization, assign responsibility for managing those risks to individual executives within management ranks as well as align these risks with appropriate board level oversight. These enterprise level identified risks have been aligned to the risk factors discussed below.

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

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles and Anchorage. A significant portion of our flights occurs to and from our Seattle hub. In 2010, passengers to and from Seattle accounted for 63% of our total passengers.

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

Alaska and Horizon are parties to marketing agreements with a number of domestic and international air carriers, or “partners," including, but not limited to, American Airlines and Delta Air Lines. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. In addition, the agreements generally provide that members of Alaska’s Mileage Plan program can earn miles on or redeem miles for partner flights and vice versa. We receive a significant amount of revenue from flights sold under codeshare arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our Mileage Plan program. The loss of a significant partner or certain partner flights could have a negative effect on our revenues or the attractiveness of our Mileage Plan, which we believe is a source of competitive advantage.

FINANCIAL CONDITION AND FINANCIAL MARKETS

Our failure to successfully meet cost reduction goals could harm our business.

We continue to strive toward aggressive cost-reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while achieving acceptable profit margins and return on capital. If we are unable to reduce our non-fuel unit costs over the long-term and achieve sustained targeted return on invested capital, we will likely not be able to grow our business in the future and therefore our financial results may suffer.

Our business, financial condition, and results of operations are substantially exposed to the volatility of jet fuel prices. Increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, accounting for 27% and 21% of total operating expenses for the years ended December 31, 2010 and 2009, respectively. Significant increases in average fuel costs during the past several years have negatively affected our results of operations.

Future increases in the price of jet fuel will harm our financial condition and results of operations, unless we are able to increase fares or add additional ancillary fees to attempt to recover increasing fuel costs.

Economic uncertainty or another recession would likely impact demand for our product and could harm our financial condition and results of operations.

The 2008 and 2009 economic recession resulted in a decline in demand for air travel. If a similar situation recurs, we will likely need to adjust our capacity plans, which could harm our business, financial condition and results of operations.

Our indebtedness and other fixed obligations could increase the volatility of earnings and otherwise restrict our activities and potentially lead to liquidity constraints.

Although we have reduced our long-term debt balance significantly over the past year, we have, and will continue to have for the foreseeable future, a significant amount of debt. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues results in a disproportionately greater decrease in earnings.

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

See “Liquidity and Capital Resources” for more detailed information about our obligations and commitments.

Our continuing obligation to fund our traditional defined-benefit pension plans could negatively affect our ability to compete in the marketplace.

Our defined-benefit pension plan assets are subject to market risk. If market returns are poor in the future, any future obligation to make additional cash contributions in accordance with the Pension Protection Act of 2006 could increase and harm our liquidity. Poor market returns also lead to higher pension expense in our statement of operations. The calculation of pension expense is dependent on many assumptions that are more fully described in “Critical Accounting Estimates” and Note 1 to our consolidated financial statements.

Increases in insurance costs or reductions in insurance coverage would harm our business, financial condition and results of operations.

Aviation insurers could increase their premiums in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull and liability war risk insurance provided by the government is currently mandated through September 30, 2011. Although the government may again extend the deadline for providing such coverage, we cannot be certain that any extension will occur, or if it does, for how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government and the coverage will be much more limited, including smaller aggregate limits and shorter cancellation periods. Significant increases in insurance premiums would adversely affect our business, financial condition and results of operations.

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

BRAND AND REPUTATION

The rebranding of the Horizon brand may result in some loss of brand recognition.

With this change in structure in 2011, the external Horizon brand will be phased out and the Horizon fleet will be rebranded with Alaska livery. As the Q400 fleet begins flying into new markets, such as in the state of Alaska, we may be subject to certain operational disruptions or subject to severe weather conditions that does not impact jet operation as heavily. Furthermore, with the Horizon brand phase out, there is a potential that we may lose some brand recognition from our customers in areas that Horizon has historically served.

LABOR RELATIONS AND LABOR STRATEGY

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

Labor costs are a significant component of our total expenses, accounting for approximately 31% and 34% of our total operating expenses in 2010 and 2009, respectively. As of December 31, 2010, labor unions represented approximately 82% of Alaska’s and 47% of Horizon’s employees. Each of our represented employee groups has a separate collective bargaining agreement, and could make demands that would increase our operating expenses and adversely affect our financial performance if we agree to them. Although we have been successful in negotiating new contracts or extending existing contracts with all of our represented groups in recent years, future uncertainty around open contracts could be a distraction to many employees, reduce employee engagement in our business and divert management’s attention from other projects and issues.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

AIRCRAFT

The following tables describe the aircraft we operate and their average age at December 31, 2010:

Aircraft Type	Passenger Capacity	Owned	Leased	Total	Average Age in Years
Alaska Airlines
Boeing:
737-400	144	3	21	24	15.0
737-400C*	72	5	—	5	18.3
737-400F*	—	1	—	1	11.8
737-700	124	17	—	17	10.5
737-800	157	45	10	55	3.1
737-900	172	12	—	12	8.4
Total		83	31	114	8.0

Horizon Air
Bombardier:
Q400	76	25	16	41	6.1
CRJ-700	70	2	11	13	8.0
Total		27	27	54	6.5
* C=Combination freighter/passenger; F=Freighter

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," discusses future orders and options for additional aircraft.

Most of our owned aircraft secure long-term debt arrangements or collateralize our revolving credit facility.  See further discussion in “Liquidity and Capital Resources."

Alaska’s leased 737-400 and 737-800 aircraft have lease expiration dates between 2012 and 2016, and between 2015 and 2021, respectively. Horizon’s leased Q400 and CRJ-700 aircraft have expiration dates in 2018 and between 2018 and 2020, respectively. Horizon also has a Q400 aircraft on short-term lease which expires in May 2011. Horizon also has 16 leased Q200 aircraft and 3 leased CRJ-700 aircraft that are subleased to third-party carriers. Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.

Alaska completed its transition to an all-Boeing operating fleet during 2008. Horizon expects to complete its transition to an all-Q400 operating fleet by June of 2011. The remaining 13 CRJ-700 aircraft will be leased or sub-leased to a third-party carrier upon removal from the operating fleet.

The following table displays the currently anticipated fleet counts for Alaska and Horizon as of the end of each quarter in 2011:

	31-Mar-11	30-Jun-11	30-Sep-11	31-Dec-11
Alaska Airlines
737-400	24	24	24	24
737-400C*	5	5	5	5
737-400F*	1	1	1	1
737-700	17	17	17	17
737-800	58	58	58	58
737-900	12	12	12	12
Totals	117	117	117	117

Horizon Air
Q400	46	48	48	48
CRJ-700	9	—	—	—
Totals	55	48	48	48
* C=Combination freighter/passenger; F=Freighter

In January 2011, Alaska announced an agreement with Boeing for 15 new B737 aircraft with deliveries in 2012 through 2014. See further discussion in "Aircraft Purchase Commitments" under "Contractual Obligations and Commitments".

GROUND FACILITIES AND SERVICES

Alaska and Horizon lease ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings in various cities in the state of Alaska.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) near Seattle, WA. These include a five-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and datacenter, an office building, and corporate headquarters complex. Alaska also leases a stores warehouse, and office space for a customer service and reservation facility in Kent, WA. Alaska’s major facilities outside of Seattle include a regional headquarters building, an air cargo facility and a hangar/office facility in Anchorage, AK, as well as leased reservations facilities in Phoenix, AZ. and Boise, ID. Alaska uses its own employees for ground handling services at most of our airports in the state of Alaska. At other airports throughout our system, those services are contracted to various third-party vendors.

Horizon owns its Seattle corporate headquarters building. It leases an operations, training, and aircraft maintenance facility in Portland as well as line maintenance stations in Boise, Spokane, Eugene, Los Angeles, Seattle, Redmond, and Medford.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. REMOVED AND RESERVED

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2010, there were 35,923,968 shares of common stock of Alaska Air Group, Inc. issued and outstanding and 3,235 shareholders of record. We also held 1,086,172 treasury shares at a cost of $46.0 million. We have not paid dividends on the common stock since 1992 and have no plans to do so in the immediate future. Our common stock is listed on the New York Stock Exchange (symbol: ALK).

The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange.

	2010		2009
	High	Low	High	Low
First Quarter	$42.59	$31.24	$30.95	$13.61
Second Quarter	54.13	37.03	22.08	14.53
Third Quarter	54.66	42.00	27.99	17.93
Fourth Quarter	59.59	44.86	36.48	24.91

SALES OF NON-REGISTERED SECURITIES

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan
October 1, 2010 – October 31, 2010 (1)	42,000	48.88	42,000
November 1, 2010 – November 30, 2010 (1)	57,000	54.33	57,000
December 1, 2010 – December 31, 2010 (1)	154,000	56.50	154,000
Total	253,000	$54.75	253,000	$31,190,995
(1) Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in June 2010. The plan expires in June 2011.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2005 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2005.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	2010		2009		2008		2007		2006		2005
CONSOLIDATED OPERATING RESULTS (audited)
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	$3,832.3		$3,399.8		$3,662.6		$3,506.0		$3,334.4		$2,975.3
Operating Expenses	3,360.7		3,132.4		3,834.8		3,295.1		3,424.6		2,808.8
Operating Income (Loss)	471.6		267.4		(172.2)		210.9		(90.2)		166.5
Nonoperating income (expense), net of interest capitalized (a)	(65.7)		(64.5)		(41.0)		(10.4)		(0.5)		(29.3)
Income (loss) before income tax and accounting change	405.9		202.9		(213.2)		200.5		(90.7)		137.2
Income (loss) before accounting change	251.1		121.6		(135.9)		124.3		(54.5)		84.5
Net Income (Loss)	$251.1		$121.6		$(135.9)		$124.3		$(54.5)		$(5.9)
Average basic shares outstanding	35.822		35.815		36.343		40.125		37.939		27.609
Average diluted shares outstanding	36.786		36.154		36.343		40.424		37.939		33.917
Basic earnings (loss) per share before accounting change	$7.01		$3.39		$(3.74)		$3.10		$(1.44)		$3.06
Basic earnings (loss) per share	7.01		3.39		(3.74)		3.10		(1.44)		(0.21)
Diluted earnings (loss) per share before accounting change	6.83		3.36		(3.74)		3.07		(1.44)		2.65
Diluted earnings (loss) per share	6.83		3.36		(3.74)		3.07		(1.44)		(0.01)
CONSOLIDATED FINANCIAL POSITION (audited)
At End of Period (in millions, except ratio):
Total assets	$5,016.6		$4,996.2		$4,835.6		$4,490.9		$4,077.1		$3,792.0
Long-term debt and capital lease obligations, net of current portion	1,313.0		1,699.2		1,596.3		1,124.6		1,031.7		969.1
Shareholders' equity	1,105.4		872.1		661.9		1,025.4		886.5		827.6
Ratio of earnings to fixed charges (b) (unaudited)	2.87		1.92		(0.10)		1.83		0.40		1.72
STATISTICS (unaudited)
Alaska Airlines Mainline Operating Data:
Revenue passengers (000)	16,514		15,561		16,809		17,558		17,165		16,759
Revenue passenger miles (RPM) (000,000)	20,350		18,362		18,712		18,451		17,822		16,915
Available seat miles (ASM) (000,000)	24,434		23,144		24,218		24,208		23,278		22,292
Revenue passenger load factor	83.3%		79.3%		77.3%		76.2%		76.6%		75.9%
Yield per passenger mile	13.58	¢	13.28	¢	14.13	¢	13.81	¢	13.76	¢	12.91	¢
Operating revenues per ASM	12.66	¢	11.74	¢	12.06	¢	11.52	¢	11.50	¢	10.76	¢
Operating expenses per ASM	10.96	¢	10.78	¢	12.54	¢	10.55	¢	11.93	¢	10.14	¢
Operating expenses per ASM, excluding fuel and noted items (d)	7.85	¢	8.26	¢	7.49	¢	7.50	¢	7.76	¢	7.90	¢
Average number of full-time equivalent employees	8,651		8,915		9,628		9,679		9,322		9,065
Operating fleet at period-end	114		115		110		115		114		110
Horizon Air Operating Data (c):
Revenue passengers (000)	6,820		6,759		7,390		7,552		6,860		6,481
Revenue passenger miles (RPM) (000,000)	2,450		2,408		2,635		2,918		2,691		2,475
Available seat miles (ASM) (000,000)	3,235		3,292		3,617		3,978		3,632		3,400
Revenue passenger load factor	75.7%		73.1%		72.9%		73.4%		74.1%		72.8%
Yield per passenger mile	27.30	¢	26.73	¢	27.43	¢	24.30	¢	23.53	¢	21.98	¢
Operating revenues per ASM	21.02	¢	19.88	¢	20.29	¢	18.06	¢	17.73	¢	16.36	¢
Operating expenses per ASM	20.27	¢	18.64	¢	21.42	¢	18.07	¢	17.41	¢	15.50	¢
Operating expenses per ASM, excluding fuel and noted items (d)	15.52	¢	15.33	¢	14.52	¢	14.58	¢	14.20	¢	13.36	¢
Average number of full-time equivalent employees	3,045		3,308		3,699		3,897		3,611		3,456
Operating fleet at period-end	54		58		59		70		69		65
(a)  Includes capitalized interest of $6.2 million, $7.6 million, $23.2 million, $27.8 million, $24.7 million, $8.9 million, $1.7 million, $2.3 million, $2.7 million, $10.6 million, and $17.7 million for 2010, 2009, 2008, 2007, 2006, 2005, 2004, 2003, 2002, 2001, and 2000, respectively.

(b)  For 2008, 2006, 2004, 2002, 2001, and 2000 earnings are inadequate to cover fixed charges by $236.4 million, $115.4 million, $17.4 million, $99.5 million, $69.1 million, and $44.6 million, respectively.   See Exhibit 12.1 to this Form 10-K.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA - (continued)

	2004		2003		2002		2001		2000
CONSOLIDATED OPERATING RESULTS (audited)
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	$2,723.8		$2,444.8		$2,224.1		$2,152.8		$2,194.0
Operating Expenses	2,718.1		2,455.9		2,317.3		2,279.1		2,227.1
Operating Income (Loss)	5.7		(11.1)		(93.2)		(126.3)		(33.1)
Nonoperating income (expense), net of interest capitalized (a)	(26.3)		40.1		(8.6)		62.8		6.2
Income (loss) before income tax and accounting change	(20.6)		29.0		(101.8)		(63.5)		(26.9)
Income (loss) before accounting change	(15.3)		13.5		(67.2)		(43.4)		(20.4)
Net Income (Loss)	$(15.3)		$13.5		$(118.6)		$(43.4)		$(67.2)
Average basic shares outstanding
Average diluted shares outstanding	26.859		26.648		26.546		26.499		26.440
Basic earnings (loss) per share before accounting change	26.859		26.730		26.546		26.499		26.440
Basic earnings (loss) per share	$(0.57)		$0.51		$(2.53)		$(1.64)		$(0.77)
Diluted earnings (loss) per share before accounting change	(0.57)		0.51		(4.47)		(1.64)		(2.54)
Diluted earnings (loss) per share	(0.57)		0.51		(2.53)		(1.64)		(0.77)
CONSOLIDATED FINANCIAL POSITION(audited)	(0.57)		0.51		(4.47)		(1.64)		(2.54)
At End of Period (in millions, except ratio):
Total assets	$3,335.0		$3,259.2		$2,880.7		$2,950.5		$2,528.1
Long-term debt and capital lease obligations, net of current portion	989.6		906.9		856.7		852.2		509.2
Shareholders' equity	664.8		674.2		655.7		851.3		895.1
Ratio of earnings to fixed charges (b) (unaudited)	0.89		1.22		0.28		0.48		0.66
STATISTICS(unaudited)
Alaska Airlines Mainline Operating Data:
Revenue passengers (000)	16,295		15,047		14,154		13,668		13,525
Revenue passenger miles (RPM) (000,000)	16,231		14,554		13,186		12,249		11,986
Available seat miles (ASM) (000,000)	22,276		20,804		19,360		17,919		17,315
Revenue passenger load factor	72.9%		70.0%		68.1%		68.4%		69.2%
Yield per passenger mile	12.47	¢	12.65	¢	12.65	¢	13.12	¢	13.56	¢
Operating revenues per ASM	10.02	¢	9.74	¢	9.47	¢	9.84	¢	10.20	¢
Operating expenses per ASM	10.07	¢	9.81	¢	9.87	¢	10.24	¢	10.35	¢
Operating expenses per ASM, excluding fuel and noted items (d)	7.92	¢	8.34	¢	8.52	¢	8.73	¢	8.54	¢
Average number of full-time equivalent employees	9,968		10,040		10,142		10,115		9,611
Operating fleet at period-end	108		109		102		101		95
Horizon Air Operating Data (c):
Revenue passengers (000)	5,930		4,934		4,815		4,668		5,044
Revenue passenger miles (RPM) (000,000)	2,155		1,640		1,514		1,350		1,428
Available seat miles (ASM) (000,000)	3,107		2,569		2,428		2,148		2,299
Revenue passenger load factor	69.3%		63.9%		62.4%		62.8%		62.1%
Yield per passenger mile	22.61	¢	26.96	¢	26.02	¢	28.15	¢	29.82	¢
Operating revenues per ASM	16.20	¢	18.06	¢	17.29	¢	19.02	¢	19.27	¢
Operating expenses per ASM	15.57	¢	17.79	¢	17.87	¢	21.02	¢	19.53	¢
Operating expenses per ASM, excluding fuel and noted items (d)	13.58	¢	15.80	¢	15.99	¢	18.48	¢	16.48	¢
Average number of full-time equivalent employees	3,423		3,361		3,476		3,764		3,795
Operating fleet at period-end	65		62		63		60		62
(c) Includes Horizon services operated as Frontier JetExpress in 2004 through 2007 and flights operated under the Capacity Purchase Agreement with Alaska in 2007 through 2010.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•	Year in Review—highlights from 2010 outlining some of the major events that happened during the year and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of the results of operations of Alaska and Horizon for the three years presented in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of operations. Financial and statistical data for Alaska and Horizon are also included here. This section includes forward-looking statements regarding our view of 2011.

•	Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

•	Prospective Accounting Pronouncements—a discussion of recently issued and proposed accounting pronouncements.

•
Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, contractual obligations, commitments and off-balance sheet arrangements, an overview of financial position and the impact of inflation and changing prices.

YEAR IN REVIEW

Our 2010 consolidated pretax income was $405.9 million compared to $202.9 million in 2009. The $203.0 million improvement in our pretax earnings was primarily due to the $432.5 million increase in operating revenues, partially offset by a $242.8 million increase in aircraft fuel expense. The increase in operating revenues was driven by a 9.8% increase in passenger traffic on relatively flat yield for the year. Fuel cost increased over the prior year primarily due to to a 27% increase in our raw fuel cost per gallon on relatively flat consumption for the year.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses for both Alaska and Horizon.

Accomplishments and Highlights

Accomplishments and highlights from 2010 include:

•	We reported record earnings for 2010.

•
Both companies continued their excellent operational performance again in 2010 as measured by on-time arrivals and completion rate as reported to the Department of Transportation (DOT). At Alaska, we led the ten largest carriers in on-time performance for the year.

•
For the third year in a row, Alaska Airlines ranked “Highest in Customer Satisfaction among Traditional Network Carriers” in 2010 by J.D. Power and Associates. Alaska was also named "Top Performing Airline" by Aviation Week magazine, and recognized for having the "Best Loyalty Credit Card" in North America in 2010 at the Frequent Travel Awards.

•
Alaska Airlines announced an agreement to purchase 15 new Boeing 737 aircraft, including 13 B737-900ER aircraft, for deliver in 2012 through 2014. In addition, Horizon Air announced its final transition to all-Q400 fleet in 2011.

•
During the year, we reached agreements with several of our labor groups that provide for improved productivity and a common gain-sharing formula. See “Update on Labor Negotiations” below for further discussion.

•	For the year, our employees earned $92.0 million in incentive pay for meeting certain operational and financial goals. We also contributed $145.6 million to Alaska’s defined benefit pension plans.

Aircraft Purchase Commitments

In January 2011, we entered into an aircraft purchase agreement with Boeing to purchase 15 new B737 aircraft, including two B737-800 aircraft and 13 B737-900ER aircraft, with deliveries beginning in late 2012 and continuing through 2014. The agreement also includes options to purchase 15 additional B737-900ER aircraft with delivery positions in 2016 and 2017. Based on the current list prices, the total value of this contract is approximately $1.3 billion.

Update on Labor Negotiations

Both Alaska and Horizon have had success recently with amended bargaining agreements or contract extensions with a number of labor unions. All of the new agreements or extensions ratified in 2010 include participation by the represented employees in Air Group’s Performance-Based Pay (PBP) incentive plan as approved by the Compensation Committee of the Board of Directors. PBP is described in Note 6 to the consolidated financial statements. With these recent contracts, virtually all of our employees now participate in PBP.

Alaska Labor Contracts
Alaska reached a tentative agreement in December 2010 on a three-year contract with its largest represented group—the clerical, office and passenger service employees. This agreement was ratified in the first quarter of 2011 and included participation in the PBP incentive plan, a $1,500 signing bonus per employee and annual wage increases.

Horizon Labor Contracts
In the fourth quarter of 2010, Horizon reached labor agreements with its pilots and mechanics. Both agreements include participation in the PBP plan for represented employees. The pilot agreement includes a contract signing bonus and a provision for wage arbitration on the first and third anniversary date of the contract.

Horizon Restructuring and Fleet Transition

In 2010, we made several structural changes to the Horizon business as follows:

•
We outsourced the remaining heavy maintenance functions for Horizon aircraft in the third quarter of 2010. We believe this change will result in approximately $3 million in cost savings annually. This resulted in the reduction of approximately 100 mechanics and other personnel through voluntary furlough or early retirement. We recorded a $2.9 million charge associated with related separation pay, all of which was paid during the third quarter of 2010.

•
We are completing our transition to an all-Q400 fleet. In 2010, Horizon transferred five CRJ-700 aircraft to third parties through either sublease or lease assignment. We recorded a charge of $10.3 million associated with these transactions. We have 13 CRJ-700 aircraft remaining in our operating fleet as of December 31, 2010. We have signed a letter of intent to dispose of eight of the remaining CRJ-700 aircraft in 2011 through either sublease or lease assignment to a third-party carrier. The remaining five aircraft will be flown by SkyWest Airlines on behalf of Alaska Airlines pursuant to a capacity purchase arrangement. We expect charges of up to $3 million at the cease-use date per aircraft for each of those 13 aircraft.

New Markets

In 2010, Alaska added several new cities and non-stop routes to our overall network as follows:

New Non-Stop Routes Between	Frequency (Weekly)	Start Date
San Jose and Maui	3 x weekly	3/11/2010
San Jose and Kona	4 x weekly	3/12/2010
Sacramento and Maui	Daily	3/26/2010
Portland and Honolulu	Daily	9/20/2010
San Diego and Maui	Daily	10/1/2010
San Diego and Puerto Vallarta	Daily (seasonal)	11/12/2010
Portland and Kona	4 x weekly (seasonal)	11/12/2010
San Jose and Los Cabos	2 x weekly	12/4/2010
Seattle and St. Louis	Daily	9/27/2010
San Jose and Guadalajara	4 x weekly	12/15/2010
Sacramento and Guadalajara	3 x weekly	12/16/2010

In addition to these markets, Alaska began daily service between Bellingham and Honolulu in January 7, 2011 and will begin daily service between San Jose and Kauai and between Oakland and Kauai in March 2011.

Horizon also expanded service to include new non-stop routes between Bellingham and Portland six times weekly beginning on June 18, 2010 and non-stop routes between between Los Angeles and San Jose three times weekly beginning on August 23, 2010.

The changes above, when combined with the significant number of network changes over the last few years, have diversified our network and made us less dependent on our historical markets in the State of Alaska and up and down the West Coast. We believe our smaller size makes us more nimble than some of our larger competitors, gives us a closer connection with our customers and allows us to identify and respond to market opportunities quickly.

Stock Repurchase

In June 2009, our Board of Directors authorized the Company to repurchase up to $50 million of our common stock. Under this program, we repurchased 1,970,326 shares of our common stock. This program expired in June 2010.

In June 2010, our Board of Directors authorized the Company to repurchase up to $50 million of our common stock. Through December 31, 2010, we repurchased 355,000 shares of common stock for approximately $18.8 million under this program. This program will expire in June 2011.

Outlook

Our primary focus every year is to run safe, compliant and reliable operations at our airlines. In addition to our primary objective, our key initiative in 2011 is to maintain our focus on optimizing revenue. Our specific focus will be on the way we merchandise fares and ancillary products and services on our website and through mobile applications.

Our biggest concern for 2011 is the rising cost of fuel. However, with our fuel-efficient aircraft and our fuel hedge portfolio, we believe we are better prepared to handle those rising costs than others in the industry.

For the first quarter of 2011, our advance booked load factors are up slightly compared to 2010 on significant increases in capacity.

RESULTS OF OPERATIONS

2010 COMPARED WITH 2009

Our consolidated net income for 2010 was a record $251.1 million, or $6.83 per diluted share, compared to net income of

$121.6 million, or $3.36 per share, in 2009. Items that impact the comparability between the periods are as follows:

•
Both periods include adjustments to reflect timing of gain and loss recognition resulting from mark-to-market fuel hedge accounting. For 2010, we recognized net mark-to-market losses of $5.3 million ($3.3 million after tax, or $0.09 per share), compared to net gains of $88.8 million ($55.2 million after tax, or $1.53 per share) in 2009.

•	2010 included Horizon restructuring and fleet transition costs of $13.2 million ($8.2 million after tax, or $0.22 per share).

•	2009 included the new Alaska pilot contract transition costs of $35.8 million ($22.3 million after tax, or $0.62 per share).

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of these individual charges is useful information to investors because:

•	It is consistent with how we present information in our quarterly earnings press releases;

•	We believe it is the basis by which we are evaluated by industry analysts;

•	Our results excluding these items are most often used in internal management and board reporting and decision-making;

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

Excluding the items noted above, and as shown in the following table, our consolidated net income for 2010 was a record $262.6 million, or $7.14 per diluted share, compared to $88.7 million, or $2.45 per diluted share, in 2009.

	Years Ended December 31
	2010		2009
(in millions except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS, excluding noted items	$262.6	$7.14	$88.7	$2.45
New pilot contract transition costs, net of tax	—	—	(22.3)	(0.62)
Horizon restructuring and CRJ-700 fleet transition costs, net of tax	(8.2)	(0.22)	—	—
Mark-to-market fuel hedge adjustments, net of tax	(3.3)	(0.09)	55.2	1.53
Net income and diluted EPS as reported	$251.1	$6.83	$121.6	$3.36

INDIVIDUAL SUBSIDIARY RESULTS

Our consolidated results are primarily driven by the results of our two operating carriers. Alaska and Horizon reported pretax income of $401.6 million and $7.6 million, respectively, in 2010. Financial and statistical data and an in-depth discussion of the results of Alaska and Horizon are on the following pages. For a reconciliation of these subsidiary results to the consolidated results of Air Group, see Note 12 in the consolidated financial statements.

ALASKA AIRLINES FINANCIAL AND STATISTICAL DATA

	Three Months Ended December 31						Year Ended December 31
Financial Data (in millions):	2010		2009		% Change		2010		2009		% Change		2008		% Change
Operating Revenues:
Passenger	694.9		$594.5		16.9		2,763.4		$2,438.8		13.3		$2,643.7		(7.8)
Freight and mail	24.6		22.5		9.3		101.9		91.5		11.4		99.3		(7.9)
Other - net	57.3		50.8		12.8		228.8		187.3		22.2		135.2		38.5
Change in Mileage Plan terms	—		—		NM		—		—		NM		42.3		NM
Total mainline operating revenues	776.8		667.8		16.3		3,094.1		2,717.6		13.9		2,920.5		(6.9)
Passenger - purchased capacity	83.6		77.0		8.6		332.5		288.4		15.3		300.8		(4.1)
Total Operating Revenues	860.4		744.8		15.5		3,426.6		3,006.0		14.0		3,221.3		(6.7)
Operating Expenses:
Wages and benefits	191.3		197.7		(3.2)		767.2		792.6		(3.2)		742.7		6.7
Variable incentive pay	23.0		17.6		30.7		75.0		61.6		21.8		15.8		289.9
Aircraft fuel, including hedging gains and losses	186.3		143.1		30.2		760.6		549.0		38.5		1,162.4		(52.8)
Aircraft maintenance	34.9		40.5		(13.8)		159.1		169.9		(6.4)		150.6		12.8
Aircraft rent	22.9		27.2		(15.8)		97.1		109.0		(10.9)		106.2		2.6
Landing fees and other rentals	43.6		42.4		2.8		173.3		166.8		3.9		167.7		(0.5)
Contracted services	33.0		31.8		3.8		127.1		124.9		1.8		130.2		(4.1)
Selling expenses	30.8		27.9		10.4		124.5		104.7		18.9		116.0		(9.7)
Depreciation and amortization	47.9		45.9		4.4		188.5		178.5		5.6		165.9		7.6
Food and beverage service	14.7		12.8		14.8		55.2		47.7		15.7		48.3		(1.2)
Other	41.3		40.4		2.2		149.9		155.2		(3.4)		170.3		(8.9)
New pilot contract transition costs	—		—		NM		—		35.8		NM		—		NM
Restructuring charges	—		—		NM		—		—		NM		12.9		NM
Fleet transition costs - MD-80	—		—		NM		—		—		NM		47.5		NM
Total mainline operating expenses	669.7		627.3		6.8		2,677.5		2,495.7		7.3		3,036.5		(17.8)
Purchased capacity costs	77.4		75.2		2.9		298.9		281.5		6.2		313.7		(10.3)
Total Operating Expenses	747.1		702.5		6.3		2,976.4		2,777.2		7.2		3,350.2		(17.1)
Operating Income (Loss)	113.3		42.3		NM		450.2		228.8		NM		(128.9)		NM
Interest income	7.8		9.4				34.8		38.6				51.3
Interest expense	(24.2)		(21.4)				(96.5)		(91.7)				(94.8)
Interest capitalized	1.0		1.6				5.7		7.3				20.2
Other - net	3.0		3.3				7.4		0.8				(1.1)
	(12.4)		(7.1)				(48.6)		(45.0)				(24.4)
Income (Loss) Before Income Tax	100.9		$35.2		NM		401.6		$183.8		NM		$(153.3)		NM
Mainline Operating Statistics:
Revenue passengers (000)	4,141		3,765		10.0		16,514		15,561		6.1		16,809		(7.4)
RPMs (000,000) "traffic"	5,226		4,550		14.9		20,350		18,362		10.8		18,712		(1.9)
ASMs (000,000) "capacity"	6,237		5,675		9.9		24,434		23,144		5.6		24,218		(4.4)
Passenger load factor	83.8%		80.2%		3.6	pts	83.3%		79.3%		4.0	pts	77.3%		2.0	pts
Yield per passenger mile	13.30	¢	13.07	¢	1.8		13.58	¢	13.28	¢	2.3		14.13	¢	(6.0)
Operating revenues per ASM "RASM"	12.45	¢	11.77	¢	5.8		12.66	¢	11.74	¢	7.8		12.06	¢	(2.7)
Change in Mileage Plan terms per ASM	—	¢	—	¢	NM		—	¢	—	¢	NM		0.17	¢	NM
Passenger revenue per ASM “PRASM”	11.14	¢	10.48	¢	6.3		11.31	¢	10.54	¢	7.3		10.92	¢	(3.5)
Operating expenses per ASM	10.74	¢	11.05	¢	(2.8)		10.96	¢	10.78	¢	1.7		12.54	¢	(14.0)
Operating expenses per ASM, excluding fuel, new pilot contract transition costs, restructuring charges and fleet transition costs	7.75	¢	8.53	¢	(9.1)		7.85	¢	8.26	¢	(5.0)		7.49	¢	10.3
Aircraft fuel cost per gallon	$2.27		$1.91		18.8		$2.38		$1.81		31.5		$3.48		(48.0)
Economic fuel cost per gallon	$2.56		$2.26		13.3		$2.37		$2.05		15.6		$3.00		(31.7)
Fuel gallons (000,000)	82.2		75.0		9.6		319.6		304.9		4.8		333.8		(8.7)
Average number of full-time equivalent employees	8,711		8,701		0.1		8,651		8,915		(3.0)		9,628		(7.4)
Aircraft utilization (blk hrs/day)	10.1		9.3		8.6		10.0		9.8		2.0		10.6		(7.5)
Average aircraft stage length (miles)	1,104		1,058		4.3		1,085		1,034		4.9		979		5.6
Operating fleet at period-end	114		115		(1)	a/c	114		115		(1)	a/c	110		5	a/c
Purchased Capacity Operating Statistics:
RPMs (000,000)	289		276		4.7		1,152		1,053		9.4		1,100		(4.3)
ASMs (000,000)	378		373		1.3		1,505		1,431		5.2		1,469		(2.6)
Passenger load factor	76.5%		74.0%		2.5	pts	76.5%		73.6%		2.9	pts	74.9%		(1.3)	pts
Yield per passenger mile	28.93	¢	27.90	¢	3.7		28.86	¢	27.39	¢	5.4		27.35	¢	0.1
RASM	22.12	¢	20.64	¢	7.2		22.09	¢	20.15	¢	9.6		20.48	¢	(1.6)
Operating expenses per ASM	20.48	¢	20.16	¢	1.6		19.86	¢	19.67	¢	1.0		21.35	¢	(7.9)
NM= Not Meaningful

ALASKA AIRLINES

Alaska reported record pretax income of $401.6 million in 2010 compared to pretax income of $183.8 million in 2009.

Excluding certain items as noted in the table below, Alaska would have reported record pretax income of $404.9 million in 2010, compared to $145.9 million in 2009.  See the previous discussion under “Adjusted Non-GAAP Earnings and Per-Share Amounts” for additional information about these non-GAAP measures.

	Years Ended December 31
(in millions)	2010	2009
Income before income taxes, excluding items below	$404.9	$145.9
New pilot contract transition costs	—	(35.8)
Mark-to-market fuel hedge adjustments	(3.3)	73.7
Income before income taxes as reported	$401.6	$183.8

The discussion below outlines significant variances between the two periods.

ALASKA REVENUES

Total operating revenues increased $420.6 million, or 14.0%, during 2010 compared to 2009. The changes are summarized in the following table:

	Years Ended December 31
(in millions)	2010	2009	%Change
Passenger revenue—mainline	$2,763.4	$2,438.8	13.3
Freight and mail	101.9	91.5	11.4
Other—net	228.8	187.3	22.2
Total mainline operating revenues	$3,094.1	$2,717.6	13.9
Passenger revenue—purchased capacity	332.5	288.4	15.3
Total operating revenues	$3,426.6	$3,006.0	14.0

Operating Revenues – Mainline

Mainline passenger revenue for 2010 improved by 13.3% on a 5.6% increase in capacity and a 7.3% increase in passenger revenue per available seat mile (PRASM) compared to 2009. The increase in PRASM was driven by a 2.3% rise in ticket yield and a 4.0-point increase in load factor compared to prior year due to an increase in passengers.

Ancillary revenue included in passenger revenue increased from $131.8 million in 2009 to $179.7 million in 2010. The increase is primarily due to the implementation of our first checked bag fee in the third quarter of 2009 and growth in the number of passengers.

Freight and mail revenue increased $10.4 million, or 11.4%, primarily as a result of higher volumes and yield and higher security and freight fuel surcharges.

Other—net revenue increased $41.5 million, or 22.2%, from 2009. The increase is primarily due to Mileage Plan revenues rising by $31.8 million stemming from a larger number of miles sold to our affinity card partner and a contractual rate increase for those sold miles.

Passenger Revenue – Purchased Capacity

Passenger revenue—purchased capacity flying increased by $44.1 million or 15.3% compared to 2009 due to a 5.2% rise in capacity combined with a 9.6% increase in unit revenue. Unit revenue increased as a result of a 2.9-point improvement in load factor and a 5.4% increase in ticket yield.

ALASKA EXPENSES

For 2010, total operating expenses increased $199.2 million, or 7.2%, compared to 2009 mostly as a result of higher aircraft fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Years Ended December 31
(in millions)	2010	2009	%Change
Mainline fuel expense	$760.6	$549.0	38.5
Mainline non-fuel expenses	1,916.9	1,946.7	(1.5)
Mainline operating expenses	$2,677.5	$2,495.7	7.3
Purchased capacity costs	298.9	281.5	6.2
Total Operating Expenses	$2,976.4	$2,777.2	7.2

Mainline Operating Expenses

Total mainline operating expenses increased $181.8 million, or 7.3%, during 2010 compared to the prior year. The increase was mostly due to the $211.6 million increase in aircraft fuel expense, partially offset by charges for the pilot contract recorded in 2009. Significant operating expense variances from 2009 are more fully described below.

Wages and Benefits

Wages and benefits decreased by $25.4 million, or 3.2%, compared to 2009. The primary components of wages and benefits are shown in the following table:

	Years Ended December 31
(in millions)	2010	2009	%Change
Wages	$544.2	$540.4	0.7
Pension and defined-contribution retirement benefits	84.2	114.8	(26.7)
Medical benefits	87.9	83.3	5.5
Other benefits and payroll taxes	50.9	54.1	(5.9)
Total wages and benefits	$767.2	$792.6	(3.2)

Wages were relatively flat on a reduction in full time equivalent employees (FTE) compared to 2009. Wages have not declined in step with the FTE reduction because of higher wage rates for the pilot group in connection with their new contract effective April 1, 2009 and higher average wages for certain other employees after 2009 and early 2010 furloughs, which are generally seniority-based. However, productivity as measured by the number of passengers per FTE increased 9.4% compared to 2009.

The 26.7% decline in pension and other retirement-related benefits is primarily due to a significant reduction in our defined-benefit pension cost driven by the improved funded status at the end of 2009 as compared to the previous year and the closing of the defined-benefit pension plans to new pilot entrants with their new contract in 2009.

Medical benefits increased 5.5% from the prior year primarily as a result of an increase in employee healthcare costs partially offset by a decrease in post-retirement medical expense for the pilot group

We expect wages and benefits to be higher in 2011 as compared to 2010 because of an increase in the number of FTEs as we bring back furloughed employees to handle the expected growth in 2011. In addition, we expect increases related to annual wages and the cost of healthcare.

Variable Incentive Pay

Variable incentive pay expense increased from $61.6 million in 2009 to $75.0 million in 2010. The increase is partially due to the fact that in 2010, our financial and operational results exceeded targets established by our Board more so than in 2009. In 2010, additional workgroups were included to the PBP plan, resulting in higher earnings than the profit sharing plan in which they previously participated.

Over the long term, our plan is designed to pay at target, although we may meet, not meet, or exceed those targets in any single year. At target, we estimate the PBP expense would be $39 million and aggregate incentive pay for all plans, including OPR, would be approximately $51 million for 2011, which would be lower than in 2010.

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

Aircraft fuel expense increased $211.6 million, or 38.5%, compared to 2009. The elements of the change are illustrated in the following table:

	Years Ended December 31
(in millions, except per-gallon amounts)	2010	2009	%Change
Fuel gallons consumed	319.6	304.9	4.8
Raw price per gallon	$2.38	$1.88	26.6
Total raw fuel expense	$760.1	$572.3	32.8
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	0.5	(23.3)	NM
Aircraft fuel expense	$760.6	$549.0	38.5
NM = Not Meaningful

Fuel gallons consumed increased 4.8%, primarily as a result of a 2.4% increase in block hours, partially offset by better fuel efficiency stemming from longer average stage lengths.

The raw fuel price per gallon rose 26.6% as a result of higher West Coast jet fuel prices driven by higher crude oil costs and refining margins.

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

Our economic fuel expense is calculated as follows:

	Years Ended December 31
(in millions, except per-gallon amounts)	2010	2009	%Change
Raw fuel expense	$760.1	$572.3	32.8
Plus or minus: net of cash received from settled hedges and premium expense recognized	(2.8)	50.4	NM
Economic fuel expense	$757.3	$622.7	21.6
Fuel gallons consumed	319.6	304.9	4.8
Economic fuel cost per gallon	$2.37	$2.05	15.6
NM = Not Meaningful

As noted above, the total net benefit recognized for hedges that settled during the period was $2.8 million in 2010, compared to a net expense of $50.4 million in 2009. These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement.

We currently expect our economic fuel price per gallon to be approximately $2.80 in the first quarter of 2011 due to the rising cost of crude oil. As oil prices are volatile, we are unable to forecast the full year cost with any certainty.

Aircraft Maintenance

Aircraft maintenance declined by $10.8 million, or 6.4%, compared to the prior year primarily because of less expensive events, lower component costs, and decreased costs associated with aircraft returns. We expect aircraft maintenance to remain relatively flat in 2011.

Aircraft Rent

Aircraft rent declined $11.9 million, or 10.9%, compared to 2009 as a result of the return of five leased aircraft in 2010. We expect aircraft rent to be lower in 2011 as we annualize lease returns from 2010. We currently do not expect any leased aircraft to be returned in 2011, nor do we expect to lease any new aircraft.

Landing Fees and Other Rents

Landing fees and other rents increased $6.5 million, or 3.9%, compared to 2009. The increase is attributable to higher rates in many airports across our network and more departures. We expect landing fees to be higher in 2011 due to increased departure volume.

Selling Expenses

Selling expenses increased by $19.8 million, or 18.9%, compared to 2009 as a result of higher credit card and travel agency commissions and ticket distribution costs resulting from the increase in passenger revenue.

We expect selling expenses will be higher in 2011 as compared to 2010, primarily due to higher revenue-related expenses.

Depreciation and Amortization

Depreciation and amortization increased $10.0 million, or 5.6%, compared to 2009. This is primarily due to the four B737-800 aircraft delivered in 2010 and a full period of depreciation for aircraft delivered in 2009.

We expect depreciation and amortization to be higher in 2011 due to the full-year impact of aircraft that were delivered in 2010 and for expected 2011 aircraft deliveries.

Food and Beverage Service

Food and beverage costs increased $7.5 million, or 15.7%, from 2009 due to an increased number of passengers, the higher cost of some of our fresh food items served on board, and increased costs associated with food delivery. We expect food and beverage costs to increase in 2011 due to increased passenger and departure volume.

Other Operating Expenses

Other operating expenses declined $5.3 million, or 3.4%, compared to the prior year. The decline is primarily driven by a reduction in outside professional services costs and lower personnel non-wage costs, partially offset by higher property taxes. We expect other operating expenses to be higher in 2011.

New Pilot Contract Transition Costs

During 2009, in connection with a new four-year contract, Alaska's pilots received a one-time aggregate bonus of $20.3 million. We also recorded transition expense associated with establishing the new sick-leave payout program which totaled $15.5 million, bringing the total pilot contract transition cost to $35.8 million.

Mainline Operating Costs per Available Seat Mile (CASM)

Our mainline operating costs per mainline ASM are summarized below:

	Years Ended December 31
	2010		2009		% Change
Total mainline operating expenses per ASM (CASM)	10.96	¢	10.78	¢	1.7
Less the following components:
Aircraft fuel costs per ASM	3.11	¢	2.37	¢	31.2
New pilot contract transition costs per ASM	—		0.15	¢	NM
CASM, excluding fuel and noted items	7.85	¢	8.26	¢	(5.0)
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

•
Cost per ASM excluding fuel and certain special items is one of the most important measures used by our management and by our Board of Directors in assessing quarterly and annual cost performance. For Alaska, these decision-makers evaluate operating results of the “mainline” operation, which includes the operation of the B737 fleet branded in Alaska Airlines livery. The revenue and expenses associated with purchased capacity are evaluated separately.

•	Cost per ASM excluding fuel (and other items as specified in our incentive pay plan documents) is an important metric for the PBP incentive plan that covers our employees.

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

We currently forecast our mainline costs per ASM excluding fuel and other special items for the first quarter and full year of 2011 to be down 5% to 6% and 3% respectively, compared to 2010. The expected decline in unit cost stems from expected capacity growth of 13% in the first quarter and 8% to 9% for the full year, partially offset by higher non-fuel operating costs as described in the preceding pages. Historical cost per ASM excluding fuel and other special items can be found in Item 6,

“Selected Consolidated Financial and Operating Data.”

Purchased Capacity Costs
Purchased capacity costs increased $17.4 million compared to 2009. Of the total, $274.4 million was paid to Horizon under the Capacity Purchase Agreement (CPA) for 1.4 billion ASMs. This expense is eliminated in consolidation. For 2011, the amount recorded as purchased capacity cost will increase significantly as Horizon discontinued its "brand flying" effective January 1, 2011 and moved to an all-CPA model.

HORIZON AIR FINANCIAL AND STATISTICAL DATA

	Three Months Ended December 31						Year Ended December 31
Financial Data (in millions):	2010		2009		% Change		2010		2009		% Change		2008		% Change
Operating Revenues:
Passenger - brand flying	$95.1		$98.2		(3.2)		$394.5		$381.9		3.3		$429.2		(11.0)
Passenger - capacity purchase arrangements (a)	71.6		70.5		1.6		274.4		261.7		4.9		293.7		(10.9)
Total passenger revenue	166.7		168.7		(1.2)		668.9		643.6		3.9		722.9		(11.0)
Freight and mail	0.6		0.7		(14.3)		2.5		2.7		(7.4)		2.7		—
Other - net	2.3		2.1		9.5		8.6		8.1		6.2		8.3		(2.4)
Total Operating Revenues	169.6		171.5		(1.1)		680.0		654.4		3.9		733.9		(10.8)

Operating Expenses:
Wages and benefits	47.8		48.2		(0.8)		183.0		185.2		(1.2)		194.1		(4.6)
Variable incentive pay	6.5		6.2		4.8		17.0		14.4		18.1		5.6		157.1
Aircraft fuel, including hedging gains and losses	31.4		29.4		6.8		140.3		109.1		28.6		236.0		(53.8)
Aircraft maintenance	15.5		13.6		14.0		57.4		53.2		7.9		58.2		(8.6)
Aircraft rent	9.7		11.1		(12.6)		41.8		44.7		(6.5)		56.9		(21.4)
Landing fees and other rentals	15.9		15.3		3.9		60.7		57.7		5.2		57.2		0.9
Contracted services	8.3		8.3		—		33.3		32.1		3.7		29.1		10.3
Selling expenses	6.9		6.6		4.5		29.3		27.1		8.1		31.1		(12.9)
Depreciation and amortization	10.4		10.7		(2.8)		41.0		39.5		3.8		37.5		5.3
Food and beverage service	0.6		0.6		—		2.3		2.4		(4.2)		2.6		(7.7)
Other	10.0		10.4		(3.8)		36.3		39.4		(7.9)		42.7		(7.7)
Fleet transition costs - CRJ-700	—		—		NM		13.2		—		NM		13.5		NM
Fleet transition costs - Q200	—		—		NM		—		8.8		NM		10.2		NM
Total Operating Expenses	163.0		160.4		1.6		655.6		613.6		6.8		774.7		(20.8)

Operating Income (Loss)	6.6		11.1		NM		24.4		40.8		NM		(40.8)		NM
Interest income	1.0		0.5				3.6		2.0				5.4
Interest expense	(4.7)		(3.8)				(20.5)		(20.1)				(23.8)
Interest capitalized	0.5		—				0.5		0.3				3.0
Other - net	(0.1)		(0.1)				(0.4)		(0.2)				0.4
	(3.3)		(3.4)				(16.8)		(18.0)				(15.0)
Income (Loss) Before Income Tax	$3.3		$7.7		NM		$7.6		$22.8		NM		$(55.8)		NM

Combined Operating Statistics:
Revenue passengers (000)	1,704		1,704		—		6,820		6,759		0.9		7,390		(8.5)
RPMs (000,000) "traffic"	593		609		(2.6)		2,450		2,408		1.7		2,635		(8.6)
ASMs (000,000) "capacity"	774		822		(5.8)		3,235		3,292		(1.7)		3,617		(9.0)
Passenger load factor	76.6%		74.1%		2.5	pts	75.7%		73.1%		2.6	pts	72.9%		0.2	pts
Yield per passenger mile	28.11	¢	27.70	¢	1.5		27.30	¢	26.73	¢	2.1		27.43	¢	(2.6)
RASM	21.91	¢	20.86	¢	5.0		21.02	¢	19.88	¢	5.7		20.29	¢	(2.0)
PRASM	21.54	¢	20.52	¢	5.0		20.68	¢	19.55	¢	5.8		19.99	¢	(2.2)
Operating expenses per ASM	21.06	¢	19.51	¢	7.9		20.27	¢	18.64	¢	8.7		21.42	¢	(13.0)
Aircraft fuel cost per ASM	4.06	¢	3.57	¢	13.7		4.34	¢	3.31	¢	31.1		6.53	¢	(49.3)
CRJ-700 fleet transition costs per ASM	—	¢	—	¢	NM		0.41	¢	—	¢	NM		0.37	¢	NM
Operating expenses per ASM, excluding fuel and CRJ-700 fleet transition costs	17.00	¢	15.94	¢	6.6		15.52	¢	15.33	¢	1.2		14.52	¢	5.5
Q200 fleet transition costs per ASM	—	¢	—	¢	NM		—	¢	0.27	¢	NM		0.28	¢	NM
Aircraft fuel cost per gallon	$2.25		$1.96		14.8		$2.43		$1.82		33.5		$3.53		(48.4)
Economic fuel cost per gallon	$2.57		$2.32		10.8		$2.40		$2.07		15.9		$3.05		(32.1)
Fuel gallons (000,000)	14.0		15.0		(6.7)		57.7		60.1		(4.0)		66.9		(10.2)
Average number of full-time equivalent employees	2,938		3,275		(10.3)		3,045		3,308		(8.0)		3,699		(10.6)
Aircraft utilization (blk hrs/day)	8.1		8.1		—		8.0		8.3		(3.6)		8.3		—
Average aircraft stage length (miles)	331		330		0.3		333		327		1.8		322		1.6
Operating fleet at period-end	54		58		(4)	a/c	54		58		(4)	a/c	59		(1)	a/c
 NM = Not Meaningful

HORIZON AIR

Horizon reported pretax income of $7.6 million in 2010 compared to pretax income of $22.8 million in 2009. The decline in earnings is primarily due to higher aircraft fuel expense and higher restructuring and fleet transition costs, partially offset by an increase in operating revenue.

Excluding the items noted in the table below, Horizon would have reported pretax income of $22.8 million in 2010 compared to $7.7 million in 2009. See the previous discussion under “Adjusted Non-GAAP Earnings and Per-Share Amounts” for additional information about these non-GAAP measures.

	Year Ended December 31
(in millions)	2010	2009
Income before income taxes, excluding items below	$22.8	$7.7
Fleet transition costs – CRJ-700	(13.2)	—
Mark-to-market fuel hedge adjustments	(2.0)	15.1
Income before income taxes as reported	$7.6	$22.8

HORIZON REVENUES

During 2010, operating revenues increased 3.9% compared to 2009. Horizon’s passenger revenues are summarized in the following table:

(dollars in millions)	Years Ended December 31
	2010		2009
	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand” flying	$394.5	59	$381.9	59
Revenue from capacity purchase arrangements (CPA) with Alaska	274.4	41	261.7	41
Total passenger revenue and % of ASMs	$668.9	100%	$643.6	100%

Line-of-business information is presented in the table below. Beginning January 1, 2011, all of the flying performed by Horizon will be under a CPA arrangement with Alaska.

	Year Ended December 31, 2010
	Capacity and Mix			Load Factor		Yield			RASM
	Actual (in millions)	% Change Y-O-Y	Current % Total	Actual	Point Change Y-O-Y	Actual		% Change Y-O-Y	Actual		% Change Y-O-Y
Brand Flying	1,797	(6.7)	56	74.4%	2.0	29.51	¢	7.8	22.58	¢	10.8
Alaska CPA	1,438	5.3	44	NM	NM	NM		NM	19.08	¢	(0.5)
System Total	3,235	(1.7)	100	75.7%	2.6	27.30	¢	2.1	21.02	¢	5.7
NM = Not Meaningful

Passenger revenue from Horizon brand flying increased $12.6 million, or 3.3%, on a 10.8% increase in passenger unit revenues, partially offset by a 6.7% decline in brand capacity. The increase in unit revenue is due to a 2.0-point improvement in load factor and a 7.8% increase in ticket yield.

Revenue from CPA flying performed on behalf of Alaska totaled $274.4 million during 2010 compared to $261.7 million during 2009. The increase is primarily due to a 5.3% increase in capacity provided under this arrangement. This revenue is eliminated in consolidation.

HORIZON EXPENSES

Total operating expenses increased $42.0 million, or 6.8%, as compared to 2009.   Significant period-over-period changes in the components of operating expenses are as follows.

Aircraft Fuel

Aircraft fuel increased $31.2 million, or 28.6%, compared to the same period in 2009. The elements of the change are illustrated in the following table:

	Years Ended December 31
(in millions, except per-gallon amounts)	2010	2009	%Change
Fuel gallons consumed	57.7	60.1	(4.0)
Raw price per gallon	$2.41	$1.90	26.8
Total raw fuel expense	$138.8	$113.9	21.9
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	1.5	(4.8)	NM
Aircraft fuel expense	$140.3	$109.1	28.6
NM = Not Meaningful

Fuel gallons consumed declined by 4% due to a 1.7% decline in capacity and improved fuel burn as we continue our transition to the more fuel-efficient Q400 aircraft. The raw fuel price per gallon increased by 26.8% as a result of higher West Coast jet fuel prices.

Our economic fuel expense is calculated as follows:

	Years Ended December 31
(in millions, except per-gallon amounts)	2010	2009	%Change
Raw fuel expense	$138.8	$113.9	21.9
Plus or minus: net of cash received from settled hedges and premium expense recognized	(0.5)	10.3	NM
Economic fuel expense	$138.3	$124.2	11.4
Fuel gallons consumed	57.7	60.1	(4.0)
Economic fuel cost per gallon	$2.40	$2.07	15.9
 NM = Not Meaningful

The total net benefit recognized for hedges that settled during the period was $0.5 million in 2010, compared to a net expense of $10.3 million in 2009. These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement.

Restructuring and Fleet Transition Costs

We recorded $10.3 million in 2010 related to the removal of five CRJ-700 aircraft from our operations under sublease or lease assignment to third-party carriers. We also recorded $2.9 million of restructuring charges associated with the voluntary separation of a number of employees resulting from the decision to outsource the remaining aircraft heavy maintenance function to a third party.

In 2009, fleet transition costs associated with the removal of Q200 aircraft from the operating fleet were $8.8 million as the final Q200 aircraft were removed from operation.

All Other Operating Expenses

All other operating expenses increased by $6.4 million due primarily to a $4.2 million increase in aircraft maintenance expense driven by higher engine events and a $3.0 million increase in landing fees and rents from higher rates in many airports. These increases were partially offset by a $2.9 million decline in aircraft rent due to the removal of five leased CRJ-700 aircraft during the year, and a $3.1 million decline in other operating expenses.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Years Ended December 31
	2010		2009		%Change
Total operating expenses per ASM (CASM)	20.27	¢	18.64	¢	8.7
CASM includes the following components:
Fuel costs per ASM	4.34	¢	3.31	¢	31.1
CRJ-700 fleet transition costs per ASM	0.41	¢	—		NM
CASM, excluding fuel and noted items	15.52	¢	15.33	¢	1.2
Q200 fleet transition costs per ASM	—		0.27	¢	NM
NM = Not Meaningful

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $65.7 million in 2010 compared to $64.5 million in 2009. Interest expense increased $4.0 million primarily due to the write-off of deferred financing costs and prepayment penalties on debt prepaid in 2010, partially offset by lower average interest rates on our variable-rate debt and a lower average debt balance. Other—net nonoperating income (expense) improved by $6.6 million compared to 2009 primarily due to larger realized gains on the sale of marketable securities.

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)

Our consolidated effective income tax rate on pretax income for 2010 was 38.1%, compared to 40.1% for 2009. The difference between the effective tax rates for both periods and our marginal tax rate of approximately 37.9% is due to nondeductible expenses, such as employee per-diem costs and stock-based compensation expense recorded for certain stock awards.

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

	Years Ended December 31
(in millions)	2009	2008
Income before income taxes, excluding items below	$145.9	$25.2
Change in Mileage Plan terms	—	42.3
New pilot contract transition costs	(35.8)	—
Restructuring charges	—	(12.9)
Fleet transition costs – MD-80	—	(47.5)
Mark-to-market fuel hedge adjustments	73.7	(118.9)
Realized losses on hedge portfolio restructuring	—	(41.5)
Income (loss) before income taxes as reported	$183.8	$(153.3)

The discussion below outlines significant variances between the two periods.

ALASKA REVENUES

Total operating revenues declined $215.3 million, or 6.7%, during 2009 compared to 2008.  The changes are summarized in the following table:

	Years Ended December 31
(in millions)	2009	2008	%Change
Passenger revenue—mainline	$2,438.8	$2,643.7	(7.8)
Freight and mail	91.5	99.3	(7.9)
Other—net	187.3	135.2	38.5
Change in Mileage Plan terms	—	42.3	NM
Total mainline operating revenues	$2,717.6	$2,920.5	(6.9)
Passenger revenue—purchased capacity	288.4	300.8	(4.1)
Total operating revenues	$3,006.0	$3,221.3	(6.7)
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

Other—net revenue increased $52.1 million, or 38.5%, from 2008. Mileage Plan revenue increased by $50.0 million primarily because of an increase in the rate paid to us by our credit card partner under the affinity card agreement and an increase in the number of miles needed to redeem a travel award.

Passenger Revenue – Purchased Capacity

Passenger revenue—purchased capacity flying fell by $12.4 million compared to 2008 because of a 2.6% decline in capacity combined with a 1.6% decrease in unit revenue compared to the prior year. Unit revenue dropped as a result of a 1.3-point decline in load factor on flat ticket yield.

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

We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Years Ended December 31
(in millions)	2009	2008	%Change
Mainline fuel expense	$549.0	$1,162.4	(52.8)
Mainline non-fuel expenses	1,946.7	1,874.1	3.9
Mainline operating expenses	$2,495.7	$3,036.5	(17.8)
Purchased capacity costs	281.5	313.7	(10.3)
Total Operating Expenses	$2,777.2	$3,350.2	(17.1)

Mainline Operating Expenses

Total mainline operating expenses declined $540.8 million or 17.8% during 2009 compared to 2008. Significant operating expense variances from 2008 are more fully described below.

Wages and Benefits

Wages and benefits were up $49.9 million, or 6.7%, compared to 2008. The primary components of wages and benefits are shown in the following table:

	Years Ended December 31
(in millions)	2009	2008	%Change
Wages	$540.4	$547.1	(1.2)
Pension and defined-contribution retirement benefits	114.8	68.7	67.1
Medical benefits	83.3	72.3	15.2
Other benefits and payroll taxes	54.1	54.6	(0.9)
Total wages and benefits	$792.6	$742.7	6.7

Wages declined 1.2% on a 7.4% reduction in FTEs compared to 2008. Wages did not decline in step with the FTE reduction because of higher wage rates for the pilot group in connection with their new contract and increased average wages for certain other employees stemming from higher average seniority.

The 67.1% increase in pension and other retirement-related benefits was primarily due to a $45.0 million increase in our defined-benefit pension cost driven by the significant decline in the market value of pension assets at the end of 2008.

Medical benefits increased 15.2% from the prior year primarily as a result of an increase in the post-retirement medical expense for the pilot group in connection with their new contract and an increase in overall medical costs.

Variable Incentive Pay

Variable incentive pay expense increased from $15.8 million in 2008 to $61.6 million in 2009. The increase is partially due to the fact that in 2009, our financial and operational results exceeded targets established by our Board. In 2008, our performance fell short of targets. The increase can also be attributed to the addition of Alaska's pilots, flight attendants and mechanics to the PBP incentive plan.

Aircraft Fuel

Aircraft fuel expense declined $613.4 million, or 52.8%, compared to 2008. The elements of the change are illustrated in the following table:

	Years Ended December 31
(in millions, except per-gallon amounts)	2009	2008	%Change
Fuel gallons consumed	304.9	333.8	(8.7)
Raw price per gallon	$1.88	$3.31	(43.2)
Total raw fuel expense	$572.3	$1,103.8	(48.2)
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(23.3)	58.6	NM
Aircraft fuel expense	$549.0	$1,162.4	(52.8)
NM = Not Meaningful

Fuel gallons consumed declined 8.7%, primarily as a result of a 6.6% reduction in aircraft flight hours and the improved fuel efficiency of our fleet as we completed the transition to newer, more fuel-efficient B737-800 aircraft in the second half of 2008.

The raw fuel price per gallon declined 43.2% as a result of lower West Coast jet fuel prices driven by lower crude oil costs and refining margins.

Our economic fuel expense is calculated as follows:

	Years Ended December 31
(in millions, except per-gallon amounts)	2009	2008	%Change
Raw fuel expense	$572.3	$1,103.8	(48.2)
Plus or minus: net of cash received from settled hedges and premium expense recognized	50.4	(101.8)	NM
Economic fuel expense	$622.7	$1,002.0	(37.9)
Fuel gallons consumed	304.9	333.8	(8.7)
Economic fuel cost per gallon	$2.05	$3.00	(31.7)
NM = Not Meaningful

As noted above, the total net expense recognized for hedges that settled during the period was $50.4 million in 2009, compared to a net cash benefit of $101.8 million in 2008. These amounts represent the net of the premium expense recognized for those hedges and any cash received or paid upon settlement. The decrease is primarily due to the significant drop in crude oil prices from 2008.

Aircraft Maintenance

Aircraft maintenance increased by $19.3 million, or 12.8%, compared to the prior year primarily because of a higher average cost of airframe maintenance events and a new power-by-the-hour (PBH) maintenance agreement on our B737-700 and B737-900 aircraft engines, partially offset by the benefits of our fleet transition, as we have replaced all of our aging MD-80s with newer B737-800s, and lower PBH costs associated with our 737-400 aircraft engines that resulted from a decline in flight hours.

Contracted Services

Contracted services declined by $5.3 million, or 4.1%, compared to 2008 as a result of the reduction in the number of flights operated throughout our system to ports where vendors are used and a reduction in project contract labor.

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

Other Operating Expenses

Other operating expenses declined $15.1 million, or 8.9%, compared to the prior year. The decline is primarily driven by a reduction in outside professional services costs and flight crew-related costs such as hotels and per-diems.

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

Mainline Operating Costs per Available Seat Mile (CASM)

Our mainline operating costs per mainline ASM are summarized below:

	Years Ended December 31
	2009		2008		% Change
Total mainline operating expenses per ASM (CASM)	10.78	¢	12.54	¢	(14.0)
Less the following components:
Aircraft fuel costs per ASM	2.37	¢	4.80	¢	(50.6)
New pilot contract transition costs per ASM	0.15	¢	—		NM
Restructuring costs per ASM	—		0.05	¢	NM
Fleet transition charges per ASM	—		0.20	¢	NM
CASM, excluding fuel and noted items	8.26	¢	7.49	¢	10.2
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

HORIZON AIR

Horizon reported pretax income of $22.8 million in 2009 compared to a pretax loss of $55.8 million in 2008. The improvement is primarily due to declines in aircraft fuel costs and non-fuel operating expenses, partially offset by a $79.5 million decline in operating revenues.

Excluding the items noted in the table below, Horizon would have reported pretax income of $7.7 million in 2009 compared to a pretax loss of $10.4 million in 2008. See the previous discussion under “Adjusted Non-GAAP Earnings and Per-Share Amounts” for additional information about these non-GAAP measures.

	Year Ended December 31
(in millions)	2009	2008
Income (loss) before income taxes, excluding items below	$7.7	$(10.4)
Fleet transition costs – CRJ-700	—	(13.5)
Mark-to-market fuel hedge adjustments	15.1	(23.4)
Realized losses on hedge portfolio restructuring	—	(8.5)
Income (loss) before income taxes as reported	$22.8	$(55.8)

HORIZON REVENUES

During 2009, operating revenues decreased 10.8% compared to 2008. Horizon’s passenger revenues are summarized in the following table:

(dollars in millions)	Years Ended December 31
	2009		2008
	Revenues	% ASMs	Revenues	% ASMs
Passenger revenue from Horizon “brand”flying	$381.9	59	$429.2	59
Revenue from capacity purchase arrangements (CPA) with Alaska	261.7	41	293.7	41
Total passenger revenue and % of ASMs	$643.6	100%	$722.9	100%

Line-of-business information is presented in the table below:

	Year Ended December 31, 2009
	Capacity and Mix			Load Factor		Yield			RASM
	Actual (in millions)	% Change Y-O-Y	Current % Total	Actual	Point Change Y-O-Y	Actual		% Change Y-O-Y	Actual		% Change Y-O-Y
Brand Flying	1,927	(13.2)	59	72.4%	1.3	27.36	¢	0.6	20.38	¢	2.8
Alaska CPA	1,365	(2.2)	41	NM	NM	NM		NM	19.17	¢	(8.9)
System Total	3,292	(9.0)	100	73.1%	0.2	26.73	¢	(2.6)	19.88	¢	(2.0)
NM = Not Meaningful

Passenger revenue from Horizon brand flying fell $47.3 million, or 11.0%, on a 13.2% reduction in brand capacity, partially offset by a 2.8% improvement in unit revenue. The increase in unit revenue was due to the slight improvements in both load factor and ticket yield.

Revenue from CPA flying performed on behalf of Alaska totaled $261.7 million during 2009 compared to $293.7 million during 2008. The decrease was primarily due to a 2.2% reduction in capacity provided under this arrangement and a significant decline in the associated fuel cost, which was reimbursed by Alaska. This revenue is eliminated in consolidation.

HORIZON EXPENSES

Total operating expenses decreased $161.1 million, or 20.8%, as compared to 2008. The sharp decline in fuel costs was the primary driver of the overall decrease. Significant period-over-period changes in the components of operating expenses are as follows.

Wages and Benefits

Wages and benefits declined $8.9 million, or 4.6%, compared to 2008. The primary components of wages and benefits are shown in the following table:

	Years Ended December 31
(in millions)	2009	2008	%Change
Wages	$132.3	$142.2	(7.0)
Medical benefits	20.6	19.5	5.6
Other benefits and payroll taxes	32.3	32.4	(0.3)
Total wages and benefits	$185.2	$194.1	(4.6)

Wages declined 7% primarily as a result of a 10.6% decline in the number of full-time equivalent employees, partially offset by slightly higher wages per employee. The increase in average wages per employee is due to a higher average employee seniority level as furloughs involved less senior employees.

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

Aircraft Fuel

Aircraft fuel declined $126.9 million, or 53.8%, compared to the same period in 2008. The elements of the change are illustrated in the following table:

	Years Ended December 31
(in millions, except per-gallon amounts)	2009	2008	%Change
Fuel gallons consumed	60.1	66.9	(10.2)
Raw price per gallon	$1.90	$3.36	(43.5)
Total raw fuel expense	$113.9	$225.0	(49.4)
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(4.8)	11.0	NM
Aircraft fuel expense	$109.1	$236.0	(53.8)
NM = Not Meaningful

The 10.2% reduction in gallons consumed is primarily a function of the capacity reductions in 2009 compared to the prior year.

The raw fuel price per gallon declined by 43.5% as a result of the drop in crude oil prices and refining margins.

Our economic fuel expense is calculated as follows:

	Years Ended December 31
(in millions, except per-gallon amounts)	2009	2008	%Change
Raw fuel expense	$113.9	$225.0	(49.4)
Plus or minus: net of cash received from settled hedges and premium expense recognized	10.3	(20.9)	NM
Economic fuel expense	$124.2	$204.1	(39.1)
Fuel gallons consumed	60.1	66.9	(10.2)
Economic fuel cost per gallon	$2.07	$3.05	(32.1)
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

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Years Ended December 31
	2009		2008		%Change
Total operating expenses per ASM (CASM)	18.64	¢	21.42	¢	(13.0)
CASM includes the following components:
Fuel costs per ASM	3.31	¢	6.53	¢	(49.3)
CRJ-700 fleet transition costs per ASM	—		0.37	¢	NM
CASM, excluding fuel and noted items	15.33	¢	14.52	¢	5.5
Q200 fleet transition costs per ASM	0.27	¢	0.28	¢	NM
NM = Not Meaningful

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $64.5 million in 2009 compared to $41.0 million in 2008. Interest income declined $9.8 million compared to 2008 primarily as a result of lower average portfolio returns, partially offset by a higher average balance of cash and marketable securities. Interest expense declined $0.5 million on lower average interest rates on our variable-rate debt on a relatively stable average debt balance. Capitalized interest was $15.6 million lower than in 2008 because of lower advance aircraft purchase deposits and the deferred future aircraft deliveries.

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)

Our consolidated effective income tax rate on pretax income or loss for 2009 was 40.1%, compared to 36.3% for 2008. The difference between the effective tax rates for both periods and our 2009 marginal tax rate of approximately 37.9% is primarily the magnitude of nondeductible expenses, such as employee per-diem costs and stock-based compensation expense recorded for certain stock awards.

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

MILEAGE PLAN

Our Mileage Plan loyalty program awards miles to member passengers who fly on our airlines and many of our travel partners. Additionally, we sell miles to third parties, such as our bank partner, for cash. In either case, the outstanding miles may be redeemed for travel on our airlines or any of our travel partners. As long as the Mileage Plan is in existence, we have an obligation to provide this future travel.

For miles earned by passengers who fly on us or our travel partners, we recognize a liability and a corresponding selling expense for the obligation to provide travel in the future. For miles sold to third parties, the majority of the sales proceeds are recorded as deferred revenue and recognized when the award transportation is provided. The commission component of these sales proceeds (defined as the proceeds we receive from the sale of mileage credits minus the amount we defer) is recorded as other-net revenue in the period that miles are sold and represents services provided by the Company to its business partners and relates primarily to the use of the Company's logo and trademarks along with access to the Company's Mileage Plan members. Commission revenue recognized for the years ended December 31, 2010, 2009 and 2008 was $123.7 million, $96.8 million and $57.0 million, respectively. The deferred revenue is recognized as passenger revenue when awards are issued and flown on one of our airlines, and as other-net revenue for awards issued and flown on partner airlines.

At December 31, 2010, we had approximately 117 billion miles outstanding, resulting in an aggregate liability and deferred revenue balance of $673.9 million. Both the liability and the deferred revenue are determined based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption could greatly affect the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

1.	The rate at which we defer sales proceeds from sold miles:

We defer an amount that represents our estimate of the fair value of a free travel award by looking to the sales prices of comparable paid travel. As our estimates of fair value change, the amount we defer changes, resulting in the recognition of a higher or lower portion of the cash proceeds from the sale of miles as commission revenue in any given period. A 1% increase in the estimated fair value of travel awards (and related deferral rate) would decrease commission revenue by approximately $2 million. This amount would instead be recognized in a future period when award travel takes place.

2.	The number of miles that will not be redeemed for travel (breakage):

The liability for outstanding Mileage Plan mileage credits includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level to redeem an award. Our estimates of the number of miles that will not be redeemed (breakage) consider historical activity in our members’ accounts and other factors. A hypothetical 1.0% change in our estimate of breakage (currently 12% in the aggregate) has approximately a $7.0 million effect on the liability.

3.	The number of miles used per award (i.e., free ticket):

We estimate how many miles will be used per award. For example, our members may redeem credit for free travel to various locations or choose between a highly restricted award and an unrestricted award. Our estimates are based on the current requirements in our Mileage Plan program and historical travel redemption patterns.

4.	The number of awards redeemed for travel on our airlines versus other airlines:

The cost for us to carry an award passenger is typically lower than the cost we will pay to our travel partners. We estimate the number of awards that will be redeemed on our airlines versus on our travel partners and accrue the estimated costs based on historical redemption patterns. If the number of awards redeemed on our travel partner is higher or lower than estimated, we may need to adjust our liability and corresponding expense.

5.	The costs that will be incurred to provide award travel:

When a frequent flyer travels on his or her award ticket on one of our airlines, incremental costs such as food, fuel and insurance are incurred to carry that passenger. We estimate what these costs will be (excluding any contribution to overhead and profit) and accrue a liability. If the passenger travels on another airline on an award ticket, we often must pay the other airline for carrying the passenger. The other airline costs are based on negotiated agreements and are often substantially higher than the costs we would incur to carry that passenger. We estimate how much we will pay to other airlines for future travel awards based on historical redemptions and settlements with other carriers and accrue a liability accordingly. The costs actually incurred by us or paid to other airlines may be higher or lower than the costs that were estimated and accrued, and therefore we may need to adjust our liability and recognize a corresponding expense.

We regularly review significant Mileage Plan assumptions and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

PENSION PLANS

Accounting rules require recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plans as an asset or liability in the financial statements and requires recognition of the funded status in other comprehensive income. Pension expense is recognized on an accrual basis over employees’ approximate service periods and is generally independent of funding decisions or requirements. We recognized expense for our qualified defined-benefit pension plans of $50.2 million, $93.0 million, and $48.0 million in 2010, 2009, and 2008, respectively. We expect the 2011 expense to be approximately $44 million.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Pension expense increases as the expected rate of return on pension plan assets decreases. As of December 31, 2010, we estimate that the pension plan assets will generate a long-term rate of return of 7.75%. This rate was developed using historical data, the current value of the underlying assets, as well as long-term inflation assumptions. We regularly review the actual asset allocation and periodically rebalance investments as appropriate. This expected long-term rate of return on plan assets at December 31, 2010 is based on an allocation of U.S. and non-U.S. equities and U.S. fixed-income securities. Decreasing the expected long-term rate of return by 0.5% (from 7.75% to 7.25%) would increase our estimated 2011 pension expense by approximately $5.7 million.

Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.55% and 5.85% at December 31, 2010 and 2009, respectively. The discount rate at December 31, 2010 was determined using current rates earned on high-quality long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. Decreasing the discount rate by 0.5% (from 5.55% to 5.05%) would increase our projected benefit obligation at December 31, 2010 by approximately $97.7 million and increase estimated 2011 pension expense by approximately $9.1 million.

All of our defined-benefit pension plans are now closed to new entrants.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict what these factors will be in the future.

LONG-LIVED ASSETS

As of December 31, 2010, we had approximately $3.1 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, changes in fleet plans, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, management decisions regarding the future use of the assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.

In 2008, Horizon announced plans to ultimately exit its CRJ-700 fleet and transition to an all-Q400 fleet. As a result of the decision, we determined that the two owned CRJ-700s were impaired and recorded an impairment charge on the aircraft and their related spare parts of $5.5 million in 2008 to reduce the carrying value of these assets to their estimated fair value.

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

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This accounting standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance is effective for us on January 1, 2011 and will change our accounting for recognition of revenue associated with frequent flyer credits. Management does not believe that there will be an immediate significant impact of this new standard on the Company's financial position, results of operations, cash flows, or disclosures.

Recently, the Financial Accounting Standards Board (FASB) has issued a number of proposed Accounting Standards Updates (ASUs). Those proposed ASUs are as follows:

•
Proposed ASU - Revenue Recognition - was issued in June 2010 and continues to evolve. We believe that a new revenue recognition standard could significantly impact the Company's accounting for the Company's Mileage Plan miles earned by passengers who fly on us or our partners, or miles sold to third parties.

•
Proposed ASU - Leases - was issued in August 2010. This proposed standard overhauls accounting for leases and will apply a “right-of-use” model in accounting for nearly all leases. For lessees, this will result in recognizing an asset representing the lessee's right to use the leased asset for the lease term and a liability to make lease payments. This proposed standard eliminates the operating lease concept from an accounting perspective, thereby eliminating rent expense from the income statement. This proposed standard, if adopted, will significantly impact the Company's statement of operations, financial position, and disclosures. For example, we estimate the capitalized value of airplane leases to be approximately $1.0 billion using a seven times annual rent factor.

These proposed ASUs are currently in comment period and are subject to change. There are no effective dates assigned to these proposals.

In July 2010, the FASB also issued an initial draft of new financial statement presentation requirements. These new requirements, as currently drafted, would substantially change the way financial statements are presented by disaggregating information in financial statements to explain the components of its financial position and financial performance. These changes will impact the presentation of the financial statements only and are not expected to impact the Company's overall financial position, results of operations, or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.2 billion (which represents 32% of trailing 12 months revenue) and our expected cash from operations;

•	Aircraft financing – the 18 unencumbered aircraft in our operating fleet that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities (currently nothing outstanding);

•	Other potential sources such as a “forward sale” of mileage credits to our bank partner.

Because of the recent economic recession, we intentionally increased our cash and marketable securities to current levels (roughly 32% of trailing 12 months revenues). In 2010, we paid off outstanding debt associated with six B737-800 aircraft and a portion of a seventh aircraft loan totaling $169.2 million. Subsequent to the end of 2010, we paid off outstanding balances on two additional aircraft loans totaling $51.8 million. In addition, we repurchased $45.1 million of our common stock in 2010 and have $31.2 million remaining to repurchase under our existing $50 million Board authorization. Finally, we made a voluntary contribution to our defined-benefit pension plans of $100 million in December 2010, bringing our total pension contributions to $145.6 million in 2010. We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

We believe that our current cash and marketable securities balance combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in U.S. government securities, certain asset-backed obligations and corporate debt securities. We do not invest in equities or auction-rate securities. As of December 31, 2010, we had a $12.8 million net unrealized gain on our $1.2 billion cash and marketable securities balance.

Our overall investment strategy for our marketable securities portfolio has a primary goal of maintaining and securing its investment principal. Our investment portfolio is managed by reputable financial institutions and is continually reviewed to ensure that the investments are aligned with our strategy.

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per-share and debt-to-capital amounts)	December 31, 2010	December 31, 2009	Change
Cash and marketable securities	$1,208.2	$1,192.1	$16.1
Cash and marketable securities as a percentage of trailing twelve months revenue	32%	35%	(3) pts
Long-term debt, net of current portion	1,313.0	1,699.2	(386.2)
Shareholders’ equity	1,105.4	872.1	233.3
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	67%:33%	76%:24%	(9) pts

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

During 2010, net cash provided by operating activities was $553.7 million, compared to $292.5 million during 2009. The $261.2 million increase was primarily driven by higher revenues, growth in the air traffic liability and a decline in paid income taxes compared to the prior year. The increases were partially offset by the payment of 2009 incentive pay in the first quarter of 2010, which was significantly larger than the payment of 2008 incentive pay in 2009.

We typically generate positive cash flows from operations, but historically have consumed substantially all of that cash plus additional debt proceeds for capital expenditures and debt payments. In 2010, however, we had much lower capital expenditures than in the past several years due to fewer aircraft deliveries.

Cash Used in Investing Activities

Our investing activities are primarily made up of capital expenditures and, to a lesser extent, purchases and sales of marketable securities. Cash used in investing activities was $295.2 million during 2010, compared to $657.4 million in 2009. Our capital expenditures were $183.0 million, or $255.4 million lower than in 2009 due to fewer aircraft purchases and advance deposits.

We currently expect capital expenditures for 2011 to be as follows (in millions):

2011
Aircraft-related	$330
Non-aircraft	55
Total Air Group	$385

The expected increase in capital expenditures from 2010 is due to payments associated with the deliveries of three B737-800 aircraft, eight Q400 aircraft, and the advance deposits related to the new Boeing aircraft order discussed later under "Aircraft Purchase Commitments". We preliminarily expect 2012 capital expenditures to be approximately $370 million.

Cash Provided by Financing Activities

Net cash used by financing activities was $333.2 million during 2010 compared to net cash provided of $246.0 million during 2009. The change is primarily due to proceeds from the sale-leaseback transactions on six B737-800 aircraft and debt proceeds in 2009 compared to no borrowings in 2010, combined with $169.2 million of debt prepayment in 2010. Additionally, we repurchased $45.1 million of our common stock in 2010, compared to $23.8 million repurchased in 2009.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, along with additional debt financing if necessary.

Bank Line-of-Credit Facility

We terminated our previous $185 million credit facility effective March 30, 2010. That facility was replaced with two new $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft. Borrowings on the other $100 million facility, which expires in March 2014, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. There are no outstanding balances on these facilities at December 31, 2010. We have no immediate plans to borrow using either of these facilities. See Note 4 in the consolidated financial statements for further discussion.

Pre-delivery Payment Facility

We terminated our pre-delivery payment facility in the second quarter of 2010. There were no outstanding borrowings under this facility at the time of termination. See Note 4 in the consolidated financial statements for further discussion.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

In January 2011, we executed an aircraft purchase agreement with Boeing for 15 new B737 aircraft, two 737-800 aircraft and 13 new B737-900ER aircraft, with deliveries starting late in 2012 and going through 2014. The agreement also includes options for 15 additional B737-900ER aircraft with delivery positions in 2016 and 2017. The firm orders mentioned above were inclusive of the conversion of eleven existing options.

For purposes of the aircraft purchase commitment table below, we are including the recent aircraft transactions and their related obligations. All other obligations are as of December 31, 2010. Overall, we had firm orders to purchase 36 aircraft requiring future aggregate payments of approximately $1,150.9 million, as set forth below. Alaska has options to acquire 42 additional B737s and Horizon has options to acquire 10 Q400s.

The following table summarizes aircraft purchase commitments and payments by year, including the January aircraft order:

Aircraft	Delivery Period - Firm Orders
	2011	2012	2013	2014	Beyond 2014	Total
Boeing 737-800	3	6	3	1	2	15
Boeing 737-900ER	—	—	6	7	—	13
Bombardier Q400	8	—	—	—	—	8
Total	11	6	9	8	2	36

Payments (millions)*	$331.8	$315.0	$297.7	$167.0	$39.4	$1,150.9
*    Includes pre-delivery payments to Boeing and Bombardier as well as final aircraft payments.

We expect to pay for the three B737-800 aircraft deliveries in 2011 with cash on hand and the eight Q400 aircraft with long-term debt financing. We expect to pay for firm orders beyond 2011 and the option aircraft, if exercised, through internally generated cash, long-term debt, or operating lease arrangements.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2010. The aircraft purchase commitments in the table below do not reflect the January 2011 aircraft order:

(in millions)	2011	2012	2013	2014	2015	Beyond 2015	Total
Current and long-term debt obligations	$221.2	$216.9	$175.7	$141.9	$128.2	$650.3	$1,534.2
Operating lease commitments (1)	214.5	197.4	157.8	140.0	106.7	285.5	1,101.9
Aircraft purchase commitments	238.4	112.5	79.7	59.6	34.6	4.8	529.6
Interest obligations (2)	77.4	69.8	58.0	49.7	42.8	111.1	408.8
Other obligations (3)	51.9	52.2	42.2	54.3	—	—	200.6
Total	$803.4	$648.8	$513.4	$445.5	$312.3	$1,051.7	$3,775.1

(1)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. The aircraft operating leases include lease obligations for 16 leased Q200 aircraft and three CRJ-700 aircraft, all of which are no longer in our operating fleets. We have accrued for these lease commitments based on their discounted future cash flows as we remain obligated under the existing lease contracts on these aircraft.

(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of December 31, 2010.

(3)	Includes minimum obligations under our long-term power-by-the-hour maintenance agreements for all B737 engines other than the B737-800.

Pension Obligations

The table above excludes contributions to our various pension plans, which could be approximately $35 million to $50 million per year based on our historical funding practice, although there is no minimum required contribution in 2011. In both 2010 and 2009, we made year-end voluntary supplemental pension contributions of $100 million, bringing the funding total in both years to approximately $300 million. The unfunded liability for our qualified defined-benefit pension plans was $200.3 million at December 31, 2010 compared to $272.9 million at December 31, 2009. This results in a 85.1% funded status on a projected benefit obligation basis compared to 76.9% funded as of December 31, 2009.

Los Angeles International Airport Improvements

In 2009, we announced plans to move from Terminal 3 to Terminal 6 at Los Angeles International Airport (LAX). As part of this move, we have agreed to manage and fund up to $175 million of the project during the design and construction phase. The project is estimated to cost approximately $250 million and is expected to be completed in 2012. We expect Los Angeles World Airports and the Transportation Security Administration to reimburse us for the majority of the construction costs either during the course of, or upon the completion of, construction. We are currently working with the City of Los Angeles and Los Angeles World Airports on a funding agreement and expect to have it finalized in the near future. We anticipate that our proprietary share will be approximately $25 million of the total cost of the project. As of December 31, 2010, we capitalized $34 million associated with this project, which represents total project costs to date.

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

EFFECT OF INFLATION AND PRICE CHANGES

Inflation and price changes other than for aircraft fuel do not have a significant effect on our operating revenues, operating expenses and operating income and did not have such an effect in the last three fiscal years.

RETURN ON INVESTED CAPITAL

We strive to provide a return to our investors that exceeds the cost of the capital employed in our business. Our target return on invested capital (ROIC) is 10%. We surpassed this goal in 2010, but have not historically reached this threshold on average over our business cycle. Our strategic plan is built on the premise of providing an appropriate return to all capital providers, which we believe is a 10% average return.

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

Market Risk – Aircraft Fuel

Currently, our fuel-hedging portfolio consists of crude oil call options and jet fuel refining margin swap contracts. We utilize the contracts in our portfolio as hedges to decrease our exposure to the volatility of jet fuel prices. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices, as there is no downward exposure other than the premiums that we pay to enter into the contracts. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2010 would increase or decrease the fair value of our crude oil hedge portfolio by approximately $56.6 million and $47.5 million, respectively.

Our portfolio of fuel hedge contracts was worth $131.3 million at December 31, 2010, for which we have paid $108.6 million of premiums to counterparties, compared to a portfolio value of $117.0 million at December 31, 2009. We do not have any collateral held by counterparties to these agreements as of December 31, 2010.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 3 to our consolidated financial statements.

Financial Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2010 would correspondingly change our net earnings and cash flows associated with these items by approximately $0.8 million. In order to help mitigate the risk of interest rate fluctuations, we have fixed the interest rates on certain existing variable-rate debt agreements over the past several years. Our variable-rate debt is approximately 20% of our total long-term debt at December 31, 2010 compared to 22% at December 31, 2009.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2010, interest income would increase by approximately $11.9 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
(in millions, except per share)	2010	2009	2010	2009	2010	2009	2010	2009
Operating revenues	$829.9	$742.4	$976.4	$843.9	$1,067.5	$967.4	$958.5	$846.1
Operating income (loss)	26.0	(11.9)	109.9	66.7	216.4	159.8	119.3	52.8
Net income (loss)	5.3	(19.2)	58.6	29.1	122.4	87.6	64.8	24.1
Basic earnings (loss) per share*	0.15	(0.53)	1.64	0.80	3.41	2.48	1.80	0.68
Diluted earnings (loss) per per share*	0.15	(0.53)	1.60	0.79	3.32	2.46	1.75	0.67
*    For earnings per share, the sum of the quarters may not equal the total for the full year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alaska Air Group, Inc.:
We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Air Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 22, 2011

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$89.5	$164.2
Marketable securities	1,118.7	1,027.9
Total cash and marketable securities	1,208.2	1,192.1
Receivables - less allowance for doubtful accounts of $0.9 and $1.5	120.1	111.8
Inventories and supplies - net	45.1	45.8
Deferred income taxes	120.5	120.3
Fuel hedge contracts	61.4	66.2
Prepaid expenses and other current assets	106.7	98.1
Total Current Assets	1,662.0	1,634.3

Property and Equipment
Aircraft and other flight equipment	3,807.6	3,660.1
Other property and equipment	616.5	631.3
Deposits for future flight equipment	202.5	215.5
	4,626.6	4,506.9
Less accumulated depreciation and amortization	1,509.5	1,339.0
Total Property and Equipment - Net	3,117.1	3,167.9

Fuel Hedge Contracts	69.9	50.8

Other Assets	167.6	143.2

Total Assets	$5,016.6	$4,996.2
See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS - (continued)

As of December 31 (in millions except share amounts)	2010	2009
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$60.2	$63.3
Accrued aircraft rent	43.1	54.0
Accrued wages, vacation and payroll taxes	176.6	155.4
Other accrued liabilities	501.2	474.5
Air traffic liability	422.4	366.3
Current portion of long-term debt	221.2	156.0
Total Current Liabilities	1,424.7	1,269.5

Long-Term Debt, Net of Current Portion	1,313.0	1,699.2
Other Liabilities and Credits
Deferred income taxes	279.9	151.1
Deferred revenue	403.5	435.1
Obligation for pension and postretirement medical benefits	367.1	421.0
Other liabilities	123.0	148.2
	1,173.5	1,155.4
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value Authorized: 100,000,000 shares, Issued: 2010 - 37,010,140 shares; 2009 - 35,843,092 shares	37.0	35.8
Capital in excess of par value	815.5	767.0
Treasury stock (common), at cost: 2010 - 1,086,172; 2009 - 252,084 shares	(46.0)	(5.7)
Accumulated other comprehensive loss	(267.2)	(240.0)
Retained earnings	566.1	315.0
	1,105.4	872.1
Total Liabilities and Shareholders' Equity	$5,016.6	$4,996.2
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions except per share amounts)	2010	2009	2008
Operating Revenues
Passenger	$3,472.9	$3,092.1	$3,355.8
Freight and mail	106.2	95.9	103.6
Other - net	253.2	211.8	160.9
Change in Mileage Plan terms	—	—	42.3
Total Operating Revenues	3,832.3	3,399.8	3,662.6

Operating Expenses
Wages and benefits	960.9	988.1	943.7
Variable incentive pay	92.0	76.0	21.4
Aircraft fuel, including hedging gains and losses	900.9	658.1	1,398.4
Aircraft maintenance	216.5	223.1	208.8
Aircraft rent	138.9	153.7	163.1
Landing fees and other rentals	232.8	223.2	223.7
Contracted services	163.0	150.6	166.1
Selling expenses	153.8	131.8	147.1
Depreciation and amortization	230.5	219.2	204.6
Food and beverage service	57.5	50.1	50.9
Other	200.7	213.9	222.9
New pilot contract transition costs	—	35.8	—
Restructuring charges	—	—	12.9
Horizon restructuring and CRJ-700 fleet transition costs	13.2	—	—
Fleet transition costs - MD-80	—	—	47.5
Fleet transition costs - CRJ-700	—	—	13.5
Fleet transition costs - Q200	—	8.8	10.2
Total Operating Expenses	3,360.7	3,132.4	3,834.8
Operating Income (Loss)	471.6	267.4	(172.2)

Nonoperating Income (Expense)
Interest income	29.4	32.6	42.4
Interest expense	(108.3)	(104.3)	(104.8)
Interest capitalized	6.2	7.6	23.2
Other - net	7.0	(0.4)	(1.8)
	(65.7)	(64.5)	(41.0)
Income (loss) before income tax	405.9	202.9	(213.2)
Income tax expense (benefit)	154.8	81.3	(77.3)
Net Income (Loss)	$251.1	$121.6	$(135.9)

Basic Earnings (Loss) Per Share:	$7.01	$3.39	$(3.74)
Diluted Earnings (Loss) Per Share:	$6.83	$3.36	$(3.74)
Shares used for computation:
Basic	35.822	35.815	36.343
Diluted	36.786	36.154	36.343
See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common		Capital in	Treasury	Accumulated Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(in millions)	Outstanding	Stock	Par Value	at Cost	Loss	Earnings	Total
Balances at December 31, 2007	38.051	$42.8	$899.1	$(112.5)	$(133.3)	$329.3	$1,025.4
2008 net loss						(135.9)	(135.9)
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					(8.7)
Reclassification to earnings					(0.2)
Income tax effect					3.3
					(5.6)		(5.6)
Related to employee benefit plans:
Pension liability adjustment, net of $113.5 tax effect					(188.9)		(188.9)
Postretirement medical liability adjustment, net of $0.5 tax effect					(0.8)		(0.8)
Officers supplemental retirement plan, net of $0.1 tax effect					0.3		0.3

Total comprehensive loss							(330.9)
Purchase of treasury stock	(2.126)	—	—	(48.9)			(48.9)
Stock-based compensation	—	—	13.4	—			13.4
Treasury stock issued under stock plans	0.001	—	—	—			—
Stock issued for employee stock purchase plan	0.169	0.2	3.0	—			3.2
Stock issued under stock plans	0.180	0.2	(0.5)	—			(0.3)
Balances at December 31, 2008	36.275	$43.2	$915.0	$(161.4)	$(328.3)	$193.4	$661.9
2009 net income						121.6	121.6
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					20.4
Reclassification to earnings					(2.5)
Income tax effect					(6.7)
					11.2		11.2
Related to employee benefit plans:
Pension liability adjustment, net of $42.3 tax effect					71.9		71.9
Postretirement medical liability adjustment, net of $2.3 tax effect					3.9		3.9
Officers supplemental retirement plan, net of $0.2 tax effect					(0.2)		(0.2)

Related to interest rate derivative instruments:
Change in fair value					2.4
Income tax effect					(0.9)
					1.5		1.5
Total comprehensive income							209.9
Purchase of treasury stock	(1.325)	—	—	(23.8)			(23.8)
Stock-based compensation	—	—	11.9	—			11.9
Treasury stock issued under stock plans	0.069	—	—	1.5			1.5
Delisting of treasury shares	—	(7.9)	(170.1)	178.0			—
Stock issued for employee stock purchase plan	0.185	0.2	2.9	—			3.1
Stock issued under stock plans, including $0.3 million tax benefit	0.387	0.3	7.3	—			7.6
Balances at December 31, 2009	35.591	$35.8	$767.0	$(5.7)	$(240.0)	$315.0	$872.1
See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (continued)

	Common		Capital in	Treasury	Accumulated Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(In millions)	Outstanding	Stock	Par Value	at Cost	Loss	Earnings	Total
Balances at December 31, 2009	35.591	$35.8	$767.0	$(5.7)	$(240.0)	$315.0	$872.1
2010 net income						251.1	251.1
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					7.2
Reclassification to earnings					(8.3)
Income tax effect					0.4
					(0.7)		(0.7)
Related to employee benefit plans:
Pension liability adjustment, net of $8.5 tax effect					(14.2)		(14.2)
Postretirement medical liability adjustment, net of $1.7 tax effect					(2.9)		(2.9)
Officers supplemental retirement plan, net of $1.5 tax effect					(2.4)		(2.4)

Related to interest rate derivative instruments:
Change in fair value					(11.2)
Income tax effect					4.2
					(7.0)		(7.0)
Total comprehensive income							223.9
Purchase of treasury stock	(1.001)	—	—	(45.1)			(45.1)
Stock-based compensation	—	—	13.7	—			13.7
Treasury stock issued under stock plans	0.167	—	—	4.8			4.8
Stock issued for employee stock purchase plan	0.016	—	—	—			—
Stock issued under stock plans, including $5.8 million tax benefit	1.151	1.2	34.8	—			36.0
Balances at December 31, 2010	35.924	$37.0	$815.5	$(46.0)	$(267.2)	$566.1	$1,105.4
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$251.1	$121.6	$(135.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash impact of pilot contract transition costs	—	15.5	—
Restructuring charges	13.2	8.8	84.1
Depreciation and amortization	230.5	219.2	204.6
Stock-based compensation	13.7	11.9	13.4
Changes in fair values of open fuel hedge contracts	(14.3)	(88.7)	84.2
Changes in deferred income taxes	145.3	84.1	(61.0)
(Increase) decrease in receivables - net	(8.3)	4.9	21.3
Increase in prepaid expenses and other current assets	(9.7)	(10.3)	(8.6)
Increase (decrease) in air traffic liability	56.1	(6.4)	8.2
Increase (decrease) in other current liabilities	25.1	8.1	(40.7)
Increase (decrease) in deferred revenue and other-net	(149.0)	(76.2)	2.9
Net cash provided by operating activities	553.7	292.5	172.5

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(138.6)	(367.2)	(317.1)
Other flight equipment	(27.2)	(30.6)	(56.5)
Other property and equipment	(17.2)	(40.6)	(39.2)
Total property and equipment additions	(183.0)	(438.4)	(412.8)
Proceeds from disposition of assets	7.2	6.7	9.6
Purchases of marketable securities	(1,022.0)	(942.6)	(766.0)
Sales and maturities of marketable securities	931.0	725.0	579.6
Restricted deposits and other	(28.4)	(8.1)	8.3
Net cash used in investing activities	(295.2)	(657.4)	(581.3)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	275.0	883.9
Proceeds from sale-leaseback transactions, net	—	230.0	—
Long-term debt payments	(321.0)	(261.0)	(343.2)
Purchase of treasury stock	(45.1)	(23.8)	(48.9)
Proceeds and tax benefit from issuance of common stock	36.5	13.0	4.0
Other financing activities	(3.6)	12.8	(8.2)
Net cash (used in) provided by financing activities	(333.2)	246.0	487.6
Net change in cash and cash equivalents	(74.7)	(118.9)	78.8
Cash and cash equivalents at beginning of year	164.2	283.1	204.3
Cash and cash equivalents at end of year	$89.5	$164.2	$283.1

Supplemental disclosure of cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$106.0	$94.6	$71.0
Income taxes	0.4	(8.8)	(0.6)
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alaska Air Group, Inc.
December 31, 2010

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and their preparation requires the use of management’s estimates. Actual results may differ from these estimates. Certain reclassifications have been made to confirm the prior year data to the current format.

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

Approximately 73% of Air Group’s employees are covered by collective bargaining agreements, including approximately 10% that are covered under agreements that are currently in negotiations or become amendable prior to December 31, 2011.

The airline industry is characterized by high fixed costs. Small fluctuations in load factors and yield (a measure of ticket prices) can have a significant impact on operating results. The Company has been and continues working to reduce unit costs to better compete with carriers that have lower cost structures.

Substantially all sales occur in the United States. See Note 12 for operating segment information and geographic concentrations.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market value. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $23.3 million and $26.9 million at December 31, 2010 and 2009, respectively, and is included in accounts payable.

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

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies—net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $29.0 million and $26.0 million at December 31, 2010 and 2009, respectively. Inventory and supplies—net also includes fuel inventory of $20.2 million and $14.0 million at December 31, 2010 and 2009, respectively. Repairable and rotable aircraft parts inventories are included in flight equipment.

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

As a result of the planned early retirement of the CRJ-700 fleet, all remaining flight equipment is depreciated down to their expected salvage values. The estimated useful lives are aligned with the fleet’s average expected retirement date.

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

The Company evaluates long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the total carrying amount of an asset or asset group may not be recoverable. The Company groups assets for purposes of such reviews at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of other groups of assets and liabilities. An impairment loss is considered when estimated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. If the asset or asset group is not considered recoverable, a write- down equal to the excess of the carrying amount over the fair value will be recorded. The Company determined that its two owned CRJ-700 aircraft and the fleet’s related spare parts were impaired during 2008. See Note 7 for further discussion of this impairment and other fleet transition costs.

Internally Used Software Costs

The Company capitalizes costs to develop internal-use software that are incurred in the application development stage. Amortization commences when the software is ready for its intended use and the amortization period is the estimated useful life of the software, generally three to five years. Capitalized costs primarily include contract labor and payroll costs of the individuals dedicated to the development of internal-use software. The Company capitalized software development costs of $0.7 million in both 2010 and 2009, and $1.0 million in 2008.

Workers Compensation and Employee Health-Care Accruals

The Company uses a combination of self-insurance and insurance programs to provide for workers compensation claims and employee health care benefits. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The accrual is part of other current and long-term liabilities, and was $42.4 million and $41.9 million as of December 31, 2010 and December 31, 2009, respectively.

Deferred Revenue

Deferred revenue results primarily from the sale of Mileage Plan miles to third-parties. This revenue is recognized when award transportation is provided or over the term of the applicable agreement.

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $2.9 million and $9.2 million as of December 31, 2010 and December 31, 2009, respectively.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability until travel or date of expiration. Commissions to travel agents and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the Company’s historical data.

Passenger revenue also includes certain “ancillary” or non-ticket revenue such as reservations fees, ticket change fees, and baggage service charges. These fees are recognized as revenue when the related services are provided.

Freight and mail revenues are recognized when service is provided.

Other—net revenues are primarily related to the Mileage Plan and they are recognized as described in the “Mileage Plan” paragraph below. Other—net also includes certain ancillary revenues such as on-board food and beverage sales, and to a much lesser extent commissions from car and hotel vendors, and from the sales of travel insurance. These items are recognized as revenue when the services are provided.  Boardroom (airport lounges) memberships are recognized as revenue over the membership period.

Mileage Plan

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska or Horizon and through airline partners, the estimated cost of providing free travel awards is recognized as a selling expense and accrued as a liability as miles are earned and accumulated.

Alaska also sells miles to non-airline partners such as hotels, car rental agencies, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers the portion of the sales proceeds that represents the estimated fair value of the award transportation and recognizes that amount as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards redeemed and flown on Alaska or Horizon, and as other-net revenue for awards redeemed and flown on other airlines (less the cost paid to the other airline). The portion of the sales proceeds not deferred is recognized as commission income in the period that the mileage credits are sold and included in other revenue—net in the consolidated statements of operations.

Alaska’s Mileage Plan deferred revenue and liabilities are included under the following consolidated balance sheet captions at December 31 (in millions):

	2010	2009
Current Liabilities:
Other accrued liabilities	$278.0	$267.9
Other Liabilities and Credits:
Deferred revenue	382.1	410.6
Other liabilities	13.8	13.2
Total	$673.9	$691.7

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, including $43.0 million and $41.6 million at December 31, 2010 and 2009, respectively, associated with Mileage Plan awards issued but not yet flown.

Alaska’s Mileage Plan revenue is included under the following consolidated statements of operations captions for the years ended December 31 (in millions):

	2010	2009	2008
Passenger revenues	$189.5	$182.1	$144.2
Other-net revenues	183.3	151.5	101.5
Change in Mileage Plan terms	—	—	42.3
Total Mileage Plan revenues	$372.8	$333.6	$288.0

During 2008, the Company changed the terms of its Mileage Plan program regarding the expiration of award miles, whereby Mileage Plan accounts with no activity for two years are now deleted. As a result of the deletion of a number of accounts, the Company reduced its liability for future travel awards by $42.3 million, which was recorded in the consolidated statements of operations as “Change in Mileage Plan terms.” Other—net revenues includes commission revenue of $123.7 million, $96.8 million and $57.0 million in 2010, 2009 and 2008.

Aircraft Fuel

Aircraft fuel includes raw jet fuel and associated “into-plane” costs, fuel taxes, oil, and all of the gains and losses associated with fuel hedge contracts.

Contracted Services

Contracted services includes expenses for ground handling, security, navigation fees, temporary employees, data processing fees, and other similar services.

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of Mileage Plan free travel awards earned through air travel, advertising, promotional costs, commissions, and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $16.0 million, $16.8 million, and $14.0 million during the years ended December 31, 2010, 2009, and 2008, respectively.

Capitalized Interest

Interest is capitalized on flight equipment purchase deposits as a cost of the related asset, and is depreciated over the estimated useful life of the asset. The capitalized interest is based on the Company’s weighted-average borrowing rate.

Derivative Financial Instruments

The Company accounts for financial derivative instruments as prescribed under the accounting standards for derivatives and hedging activity. See Note 2 and Note 3 for further discussion.

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

Accounting Pronouncements Adopted in 2009

Effective July 2, 2009, the Accounting Standards Codification (ASC) of the Financial Accounting Standards Board (FASB) became the single official source of authoritative, nongovernmental GAAP in the United States. Although the Company's accounting policies were not affected by the conversion to ASC, references to specific accounting standards in these notes to the consolidated financial statements have been changed to eliminate references to previous standards.

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

In April 2009, the FASB issued a new standard that clarifies the determination of fair value for assets and liabilities that may be involved in transactions that would not be considered orderly as defined in the position statement. In April 2009, the FASB also issued new accounting standards that provide additional guidance in determining whether a debt security is other-than-temporarily impaired and how entities should record the impairment in the financial statements. The standard requires credit losses, as defined, to be recorded through the statement of operations and the remaining impairment loss to be recorded through accumulated other comprehensive income. Both of these standards were effective for the Company as of June 30, 2009. See Note 5 and Note 12 for a discussion of the impact of these new positions to the Company's financial statements.

In April 2009, the FASB issued new accounting standards that require companies to provide, on an interim basis, disclosures that were previously only required in annual statements for the fair value of financial instruments. This new standard was effective for the Company as of June 30, 2009. The required disclosures impacted the Company's Form 10Q filings for the second and third quarters in 2009. The new standards did not have an impact on annual financial statements.

In December 2008, the FASB issued new accounting standards regarding disclosure about pension and other postretirement benefits which, among other things, expands the disclosure regarding assets in an employer's pension and postretirement benefit plans. The standard requires the Company to add the fair value hierarchy disclosures required by the accounting standards as it relates to the investments of the pension and postretirement benefit plans. This statement is effective for annual financial statements for fiscal years ending after December 15, 2009. See Note 6 for the disclosures required by this standard. This position had no impact on the Company's financial position or results of operations.

Fourth Quarter Adjustments

There were no significant adjustments in the fourth quarters of 2010, 2009 and 2008.

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

Amounts measured at fair value as of December 31, 2010 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$89.5	$—	$—	$89.5
Marketable securities	254.8	863.9	—	1,118.7
Total	$344.3	$863.9	$—	$1,208.2

Amounts measured at fair value as of December 31, 2009 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$164.2	$—	$—	$164.2
Marketable securities	108.9	919.0	—	1,027.9
Total	$273.1	$919.0	$—	$1,192.1

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

Marketable securities consisted of the following at December 31 (in millions):

	2010	2009
Amortized Cost:
U.S. government securities	$514.8	$376.7
Asset-backed obligations	176.8	215.4
Other corporate obligations	414.2	421.8
	$1,105.8	$1,013.9
Fair value:
U.S. government securities	$518.5	$381.2
Asset-backed obligations	176.7	214.7
Other corporate obligations	423.5	432.0
	$1,118.7	$1,027.9

Activity for marketable securities for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Proceeds from sales and maturities	$931.0	$725.0	$579.6
Gross realized gains	10.4	7.0	7.2
Gross realized losses	2.3	2.3	3.8

Of the marketable securities on hand at December 31, 2010, 23% mature in 2011, 29% in 2012, and 48% thereafter.

Some of the Company’s asset-backed securities held at December 31, 2010 had credit losses, as defined in the accounting standards. Based on a future cash flow analysis, the Company determined that it does not expect to recover the full amortized cost basis of certain asset-backed obligations. This analysis estimated the expected future cash flows by using a discount rate equal to the effective interest rate implicit in the securities at the date of acquisition. The inputs used to estimate future cash flows included the default, foreclosure, and bankruptcy rates on the underlying mortgages and expected home pricing trends. The Company also looked at the average credit scores of the individual mortgage holders and the average loan-to-value percentage. These credit losses of $2.2 million were recorded in 2009 in other nonoperating expenses.

Management does not believe the securities associated with the remaining $3.4 million unrealized loss recorded in AOCL are “other-than-temporarily” impaired, as defined in the accounting standards, based on the current facts and circumstances. Management currently does not intend to sell these securities prior to their recovery nor does it believe that it will be more-likely-than-not that the Company would need to sell these securities for liquidity or other reasons.

During 2008, the Company determined that certain corporate debt securities were other-than-temporarily impaired. As such, the Company recorded a $3.5 million loss in other—net nonoperating expense in 2008 representing the difference between the estimated fair market value and the amortized cost of the securities.

Gross unrealized gains and losses at December 31, 2010 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains	Less than 12 months	Greater than 12 months	Total Unrealized Losses	Less: Credit Loss Recorded in Earnings	Net Unrealized Losses in AOCL	Net Unrealized Gains/(Losses) in AOCL	Fair Value of Securities with Unrealized Losses
U.S. Government Securities	$5.1	$(1.3)	$—	$(1.3)	$—	$(1.3)	$3.8	$163.7
Asset-backed obligations	1.3	(0.5)	(3.2)	(3.7)	(2.2)	(1.5)	(0.2)	77.7
Other corporate obligations	9.8	(0.6)	—	(0.6)	—	(0.6)	9.2	62.4
Total	$16.2	$(2.4)	$(3.2)	$(5.6)	$(2.2)	$(3.4)	$12.8	$303.8

Gross unrealized gains and losses at December 31, 2009 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains	Less than 12 months	Greater than 12 months	Total Unrealized Losses	Less: Credit Loss Recorded in Earnings	Net Unrealized Losses in AOCL	Net Unrealized Gains/(Losses) in AOCL	Fair Value of Securities with Unrealized Losses
U.S. Government Securities	$4.7	$(0.2)	$—	$(0.2)	$—	$(0.2)	$4.5	$76.8
Asset-backed obligations	2.4	(0.2)	(5.1)	(5.3)	(2.2)	(3.1)	(0.7)	61.2
Other corporate obligations	10.4	(0.2)	—	(0.2)	—	(0.2)	10.2	37.7
Total	$17.5	$(0.6)	$(5.1)	$(5.7)	$(2.2)	$(3.5)	$14.0	$175.7

Fair Value of Financial Instruments

The majority of the Company’s financial instruments are carried at fair value. Those include cash, cash equivalents and marketable securities (Note 2), restricted deposits (Note 9), fuel hedge contracts (Note 3), and interest rate swap agreements (Note 3). The Company’s long-term fixed-rate debt is not carried at fair value.

The estimated fair value of the Company’s long-term debt was as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at December 31, 2010	$1,534.2	$1,531.0
Long-term debt at December 31, 2009	$1,855.2	$1,821.3

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

The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2010 due to the frequency that settlement takes place and the dispersion across many industry and government segments.

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

The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Raw or “into-plane” fuel cost	$898.9	$686.2	$1,328.8
(Gains) or losses in value and settlements of fuel hedge contracts	2.0	(28.1)	69.6
Aircraft fuel expense	$900.9	$658.1	$1,398.4

The cash received, net of premiums expensed, in 2010 and 2008 was $3.3 million and $122.7 million, respectively. The premiums expensed, net of any cash received, for hedges that settled during 2009 totaled $60.7 million. The Company also realized losses of $50 million on fuel hedge contracts terminated in the fourth quarter of 2008 that had scheduled settlement dates in 2009 and 2010. These amounts represent the difference between the cash paid or received at settlement and the amount of premiums paid for the contracts at origination.

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

Outstanding fuel hedge positions as of December 31, 2010 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel	Approximate Premium Price per Barrel
First Quarter 2011	50%	47.0	$87	$11
Second Quarter 2011	50%	49.4	$86	$10
Third Quarter 2011	50%	51.9	$86	$11
Fourth Quarter 2011	50%	48.6	$86	$11
Full Year 2011	50%	196.9	$86	$11
First Quarter 2012	41%	40.1	$86	$12
Second Quarter 2012	34%	34.8	$88	$13
Third Quarter 2012	30%	32.0	$90	$13
Fourth Quarter 2012	26%	26.2	$88	$13
Full Year 2012	33%	133.1	$88	$13
First Quarter 2013	21%	21.0	$88	$13
Second Quarter 2013	16%	16.6	$86	$14
Third Quarter 2013	11%	11.7	$89	$15
Fourth Quarter 2013	5%	5.4	$92	$14
Full Year 2013	13%	54.7	$88	$14

As of December 31, 2010 and 2009, the net fair values of the Company's fuel hedge positions were as follows (in millions):

	December 31, 2010	December 31, 2009
Crude oil call options or “caps”	$129.3	$115.9
Refining margin swap contracts	2.0	1.1
Total	$131.3	$117.0

The balance sheet amounts include capitalized premiums paid to enter into the contracts of $108.6 million and $88.9 million at December 31, 2010 and 2009, respectively.

Interest Rate Swap Agreements

The Company has interest rate swap agreements with a third party designed to hedge the volatility of the underlying variable interest rate in the Company's aircraft lease agreements for six B737-800 aircraft. The agreements stipulate that the Company pay a fixed interest rate over the term of the contract and receive a floating interest rate. All significant terms of the swap agreement match the terms of the lease agreements, including interest-rate index, rate reset dates, termination dates and underlying notional values. The agreements expire from September 2020 through March 2021 to coincide with the lease termination dates.

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

At December 31, 2010 and 2009, the Company had a liability of $8.8 million and an asset of $2.4 million, respectively, associated with these contracts, with the corresponding unrealized loss or gain in accumulated other comprehensive loss. The Company expects that $6 million will be reclassified into earnings within the next twelve months. The fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value. As such, the Company places these contracts in Level 2 of the fair value hierarchy.

NOTE 4. LONG-TERM DEBT

At December 31, 2010 and 2009, long-term debt obligations were as follows (in millions):

	2010	2009
Fixed-rate notes payable due through 2024*	$1,233.6	$1,440.2
Variable-rate notes payable due through 2024*	300.6	415.0
Long-term debt	1,534.2	1,855.2
Less current portion	(221.2)	(156.0)
	$1,313.0	$1,699.2
*    The weighted-average fixed-interest rate was 6.0% as of December 31, 2010 and 2009. The weighted-average variable-interest rate was 1.8% and 2.5% as of December 31, 2010 and 2009, respectively.

At December 31, 2010, all of the Company’s borrowings were secured by flight equipment.

During 2010, the Company had no new debt borrowings and made scheduled debt payments of $151.8 million. The Company also prepaid the full debt balance on six outstanding aircraft debt agreements and a partial payment on a seventh totaling $169.2 million. Subsequent to December 31, 2010, the Company prepaid the full balance on two additional aircraft debt agreements totaling $51.8 million. This amount is included in the current portion of long-term debt in the consolidated balance sheet.

At December 31, 2010, long-term debt principal payments for the next five years are as follows (in millions):

Total
2011	$221.2
2012	216.9
2013	175.7
2014	141.9
2015	128.2
Thereafter	650.3
Total principal payments	$1,534.2

Bank Line of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft. Borrowings on the other $100 million facility, which expires in March 2014, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at December 31, 2010.

The Company had a $185 million credit facility with a syndicate of financial institutions that expired on March 31, 2010.

Pre-delivery Payment Facility

Effective March 31, 2010, the Company terminated its variable-rate pre-delivery payment facility that had been used to provide a portion of the pre-delivery funding requirements for the purchase of new Boeing 737-800 aircraft. There were no borrowings on this facility at December 31, 2009, or the date of termination.

NOTE 5. COMMITMENTS

Lease Commitments

At December 31, 2010, the Company had lease contracts for 77 aircraft, which have remaining noncancelable lease terms of less than one year to over ten years. Of these aircraft, 19 are non-operating (i.e. not in our fleet) and subleased to third party carriers. The majority of airport and terminal facilities are also leased. Total rent expense was $294.5 million, $303.1 million, and $313.5 million, in 2010, 2009, and 2008, respectively.

Future minimum lease payments with noncancelable terms in excess of one year as of December 31, 2010 are shown below (in millions):

	Operating Leases
	Aircraft	Facilities
2011	153.2	61.3
2012	143.3	54.1
2013	131.3	26.5
2014	117.1	22.9
2015	93.9	12.8
Thereafter	185.9	99.6
Total lease payments	$824.7	$277.2

Aircraft Commitments

In 2005, Alaska entered into an aircraft purchase agreement to acquire B737-800 aircraft with deliveries beginning in January 2006 and continuing through April 2011. As of December 31, 2010, Alaska was committed to purchasing 13 B737-800 aircraft, three of which will be delivered in 2011. Subsequent to December 31, 2010, the Company entered into an agreement with Boeing for 15 B737 aircraft, two B737-800 aircraft and 13 B737-900ER aircraft, with deliveries in late 2012 through 2014. Giving consideration to this agreement, Alaska is committed to purchasing 28 B737 aircraft and has options to purchase an additional 42 B737 aircraft.

Horizon entered into an aircraft purchase agreement in 2007 for 15 Q400 aircraft. As of December 31, 2010, Horizon was committed to purchasing eight Q400 aircraft, all of which will be delivered in 2011. Horizon has options to purchase an additional ten Q400 aircraft.

At December 31, 2010, the Company had firm aircraft purchase commitments requiring future aggregate payments of approximately $530 million. Giving consideration to the aircraft order in January 2011, the Company has firm commitments for 36 aircraft requiring aggregate payments of $1.2 billion.

The Company expects to pay for the 2011 B737-800 deliveries with cash on hand and expects to debt finance the Q400 aircraft deliveries. The Company expects to pay for firm orders beyond 2011 and the option aircraft, if exercised, through internally generated cash, long-term debt, or operating lease arrangements.

NOTE 6. EMPLOYEE BENEFIT PLANS

Four defined-benefit and five defined-contribution retirement plans cover various employee groups of Alaska and Horizon. The defined-benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. The qualified defined-benefit pension plans are closed to new entrants.

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers and an unfunded, non-

contributory defined-contribution plan for other elected officers.

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

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 5.55% and 5.85% were used as of December 31, 2010 and 2009, respectively. For 2010, the rate of compensation increase used varied from 2.99% to 4.35%, depending on the related workgroup. For 2009, the rate of compensation increases was 3.21% to 4.53%.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 5.85%, 6.20%, and 6.00% were used for the years ended December 31, 2010, 2009, and 2008, respectively. For all three years, the expected return on plan assets used was 7.75%, and the rate of compensation increase used varied from 3.21% to 4.53%, depending on the plan and the related workgroup.

In determining the discount rate used, the Company’s policy is to use the rates at the end of the year on high-quality long-term bonds with maturities that closely match the expected timing of future cash distributions from the plan. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities. The asset allocation of the funds in the qualified defined-benefit plans, by asset category, is as follows as of the end of 2010 and 2009:

	2010	2009
Asset category:
Money market fund	2%	10%
Domestic equity securities	51%	45%
Non-U.S. equity securities	18%	18%
Fixed income securities	29%	27%
Plan assets	100%	100%

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

The Company made a $100 million contribution to the plan in December 2009. The majority of that contribution was invested in a money market account at year-end and was distributed to the other investment categories throughout 2010 in accordance with the target asset allocations. The Company also made a $100 million contribution to the plan in December 2010, the majority of which was distributed immediately to investments in accordance with the target asset allocations.

As of December 31, 2010, other than the money market fund, all assets were invested in common commingled trust funds. The Company uses the net asset values of these funds to determine fair value as allowed using the practical expediency method outlined in the accounting standards. The fund categories included in plan assets as of December 31, 2010 and 2009, their amounts, and their fair value hierarchy level are as follows (dollars in millions):

	2010	2009	Level
Fund type:
Money market fund	$27.7	$90.6	1
U.S. equity market fund	561.9	408.0	2
Non-U.S. equity fund	210.0	164.4	2
U.S. debt index fund	135.0	147.6	2
Government/credit bond index fund	208.1	96.3	2
Plan assets	$1,142.7	$906.9

Nonqualified Defined-Benefit Pension Plan

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. This plan uses a December 31 measurement date.

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 5.55% and 5.85% were used as of December 31, 2010 and 2009 respectively. The rate of compensation increase used was 5.00% as of December 31, 2010 and 2009.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 5.85%, 6.20%, and 6.00% were used for the years ended December 31, 2010, 2009, and 2008, respectively. The rate of compensation increase used was 5.00% for all three years presented.

Combined Disclosures for Defined-Benefit Pension Plans

The following table sets forth the status of the plans for 2010 and 2009 (in millions):

	Qualified		Nonqualified
	2010	2009	2010	2009
Projected benefit obligation (PBO)
Beginning of year	$1,179.8	$1,094.9	$37.3	$36.0
Service cost	32.3	44.2	0.8	0.7
Interest cost	67.7	66.9	2.1	2.2
Plan amendments	—	(29.6)	—	—
Actuarial loss	101.0	47.3	4.1	0.6
Transfer to pilot long-term disability plan	—	(3.0)	—	—
Benefits paid	(37.8)	(40.9)	(3.2)	(2.2)
End of year	$1,343.0	$1,179.8	$41.1	$37.3

Plan assets at fair value
Beginning of year	$906.9	$650.0	$—	$—
Actual return on plan assets	128.0	150.0	—	—
Employer contributions	145.6	147.8	3.2	2.2
Benefits paid	(37.8)	(40.9)	(3.2)	(2.2)
End of year	$1,142.7	$906.9	$—	$—
Funded status (unfunded)	$(200.3)	$(272.9)	$(41.1)	$(37.3)

Percent funded	85.1%	76.9%	—	—

Of the total $1.3 billion PBO for the qualified plans, approximately 57% represents the obligation of the plan covering Alaska’s pilots. The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $1,232.1 million and $1,102.5 million at December 31, 2010 and 2009, respectively. The accumulated benefit obligation for the nonqualified defined-benefit plan was $40.4 million and $36.9 million at December 31, 2010 and 2009, respectively.

The plan amendment and the transfer to the pilot long-term disability plan in 2009 were the result of plan changes in the new pilot collective bargaining agreement ratified during the year. See further discussion under “Pilot Long-term Disability Benefits” below.

As of December 31, 2010 and 2009, the amounts recognized in the consolidated balance sheets were as follows (in millions):

	2010		2009
	Qualified	Nonqualified	Qualified	Nonqualified
Accrued benefit liability-current	$—	$2.3	$—	$2.5
Accrued benefit liability-long term	200.3	38.8	272.9	34.8
Total liability recognized	$200.3	$41.1	$272.9	$37.3

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS (AOCI):

	2010		2009
	Qualified	Nonqualified	Qualified	Nonqualified
Prior service cost (credit)	$(16.7)	$0.1	$(17.5)	$0.1
Net loss	417.0	8.7	395.0	4.8
Amount recognized in AOCI (pretax)	$400.3	$8.8	$377.5	$4.9

The expected amortization of prior service credit and net loss from AOCI in 2011 is $1.0 million and $24.3 million, respectively, for the qualified defined-benefit pension plans. For the nonqualified defined-benefit pension plans, the expected combined amortization of prior service cost and net loss from AOCI in 2011 is $0.5 million.

Net pension expense for the defined-benefit plans included the following components for 2010, 2009, and 2008 (in millions):

	Qualified			Nonqualified
	2010	2009	2008	2010	2009	2008
Service cost	$32.3	$44.2	$46.6	$0.8	$0.7	$0.9
Interest cost	67.7	66.9	62.7	2.1	2.2	2.1
Expected return on assets	(70.9)	(51.3)	(71.8)	—	—	—
Amortization of prior service cost	(0.9)	4.3	4.4	0.1	0.1	0.1
Curtailment loss	—	—	0.5	—	—	—
Recognized actuarial loss	22.0	28.9	5.6	0.1	0.1	0.2
Net pension expense	$50.2	$93.0	$48.0	$3.1	$3.1	$3.3

Historically, the Company’s practice has been to contribute to the qualified defined-benefit pension plans in an amount equal to the greater of 1) the minimum required by law, 2) the Pension Protection Act (PPA) target liability, or 3) the service cost as actuarially calculated. There are no current funding requirements for the Company’s plans in 2011. However, the Company anticipates that it will continue with its historical funding practice, which would result in funding of approximately $35 million. The Company expects to contribute approximately $2.2 million to the nonqualified defined-benefit pension plans during 2011.

Future benefits expected to be paid over the next ten years under the defined-benefit pension plans from the assets of those plans as of December 31, 2010 are as follows (in millions):

	Qualified	Nonqualified
2011	$46.4	$2.3
2012	50.7	2.4
2013	59.6	2.4
2014	65.7	2.6
2015	74.7	2.9
2016– 2020	451.5	17.9

Postretirement Medical Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded. This liability was determined using an assumed discount rate of 5.55% and 5.85% at December 31, 2010 and 2009, respectively. The Company does not believe the U.S. Health Care Reform: The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act will have a significant impact.

(in millions)	2010	2009
Accumulated postretirement benefit obligation
Beginning of year	$117.3	$109.9
Service cost	5.3	5.6
Interest cost	6.7	7.8
Plan amendments	—	4.1
Actuarial (gain) loss	4.9	(6.7)
Transfer to pilot long-term disability plan	—	(0.6)
Benefits paid	(1.7)	(2.8)
End of year	$132.5	$117.3

Plan assets at fair value
Beginning of year	$—	$—
Employer contributions	1.7	2.8
Benefits paid	(1.7)	(2.8)
End of year	$—	$—
Funded status (unfunded)	$(132.5)	$(117.3)

The plan amendment and the transfer to the pilot long-term disability plan in 2010 were the result of plan changes in the new pilot collective bargaining agreement ratified during the year. See further discussion under "Pilot Long-term Disability Benefits" below.

As of December 31, 2010 and 2009, the amounts recognized in the consolidated balance sheets were as follows (in millions):

	2010	2009
Accrued benefit liability-current	$4.9	$4.2
Accrued benefit liability-long term	127.6	113.1
Total liability recognized	$132.5	$117.3

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN AOCI:

(in millions)	2010	2009
Prior service cost	$2.5	$2.6
Net loss	20.3	15.7
Amount recognized in AOCI (pretax)	$22.8	$18.3

The expected combined amortization of prior service cost and net loss from AOCI in 2011 is $1.5 million.

The Company uses a December 31 measurement date to assess obligations associated with the subsidy of retiree medical costs. Net periodic benefit cost for the postretirement medical plans included the following components for 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Service cost	$5.3	$5.6	$4.2
Interest cost	6.7	7.8	5.6
Amortization of prior service cost	—	2.9	(0.3)
Recognized actuarial loss	0.3	0.8	0.5
Net periodic benefit cost	$12.3	$17.1	$10.0

This is an unfunded plan. The Company expects to contribute approximately $4.9 million to the postretirement medical benefits plan in 2011, which is equal to the expected benefit payments.

Future benefits expected to be paid over the next ten years under the postretirement medical benefits plan as of December 31, 2010 are as follows (in millions):

2011	$4.9
2012	5.5
2013	6.2
2014	7.1
2015	8.2
2016 - 2020	56.1

The assumed health care cost trend rates to determine the expected 2011 benefits cost are 8.9%, 8.9%, 5.0% and 4.0% for medical, prescription drugs, dental and vision costs, respectively. The assumed trend rate declines steadily through 2028 where the ultimate assumed trend rates are 4.7% for medical, prescription drugs and dental, and 4.0% for vision.

A 1% higher or lower trend rate in health care costs has the following effect on the Company’s postretirement medical plans during 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Change in service and interest cost
1% higher trend rate	$1.8	$2.1	$1.4
1% lower trend rate	(1.5)	(1.7)	(1.2)
Change in year-end postretirement benefit obligation
1% higher trend rate	$16.0	$14.4	$13.3
1% lower trend rate	(13.8)	(12.4)	(11.5)

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $40.0 million, $28.6 million, and $27.5 million in 2010, 2009, and 2008, respectively. The increase in 2010 is due to pilots that elected to freeze or reduce their service credits in the defined-benefit pension plan receiving a higher Company contribution under the new collective bargaining agreement.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheet at December 31, 2010 and 2009.

Pilot Long-term Disability Benefits

The collective bargaining agreement with Alaska’s pilots calls for the removal of long-term disability benefits from the defined-benefit plan for any pilot that was not already receiving long-term disability payments prior to January 1, 2010. As a result of this plan change, the PBO of $32.6 million associated with assumed future disability payments was removed from the overall defined-benefit pension plan liability in 2009, $29.6 million of which was recorded through AOCI. Furthermore, the removal of the plan from the defined-benefit pension plan reduced the accumulated postretirement benefit obligation for medical costs as the new plan no longer considers long-term disability to be “retirement” from the Company.

The new long-term disability plan removes the service requirement that was in place under the former defined-benefit plan. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2010 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs. The total liability at December 31, 2010 is $5.0 million, which is recorded net of a prefunded trust account of $0.5 million, and is included in long-term other liabilities on the consolidated balance sheets.

Employee Incentive-Pay Plans

Alaska and Horizon have employee incentive plans that pay employees based on certain financial and operational metrics. The aggregate expense under these plans in 2010, 2009 and 2008 was $92.0 million, $76.0 million, and $21.4 million, respectively.

The plans are summarized below:

•
Performance-Based Pay (PBP) is a program that rewards virtually all employees. The program is based on four separate metrics related to: (1) Air Group profitability, (2) safety, (3) achievement of unit-cost goals, and (4) employee engagement as measured by customer satisfaction.

•	The Operational Performance Rewards Program entitles all Air Group employees to quarterly payouts of up to $300 per person if certain operational and customer service objectives are met.

NOTE 7. RESTRUCTURING AND FLEET TRANSITION

Horizon Restructuring and Fleet Transition
Horizon Restructuring Charges
During the third quarter of 2010, the Company announced its decision to outsource the remaining heavy maintenance functions for Horizon aircraft. As a result of this decision, Horizon eliminated approximately 100 positions in the maintenance division through either early-out packages or voluntary furloughs. These actions resulted in a charge of $2.9 million for separation pay, all of which was paid during the third quarter of 2010.

Horizon Transition to All-Q400 Fleet
Horizon is transitioning to an all-Q400 fleet. As of December 31, 2010, Horizon operated 13 CRJ-700 aircraft, which the Company has agreements in place to remove from its fleet in 2011. During 2010, the Company removed five CRJ-700 aircraft through either a sublease or lease assignment to third parties. The total charge associated with removing these aircraft from operations was $10.3 million in 2010.

The Company has signed a letter of intent to deliver the remaining CRJ-700 aircraft to a third-party carrier through either sublease or lease assignment during 2011. As a result, the Company has accelerated the delivery of eight new Bombardier Q-400 aircraft from 2012 and 2013 into the first half of 2011. Depending on the ultimate disposition of the thirteen remaining CRJ-700 aircraft in the operating fleet, there will likely be further fleet transition charges up to $3 million per aircraft at cease-use date.

During 2009 and 2008, Horizon had either terminated its Q200 leases or subleased Q200 aircraft to a third party. The total charge associated with removing these aircraft from operations in 2009 and 2008 was $8.8 million and $10.2 million, respectively.

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

Alaska Restructuring Charges

In 2008, Alaska announced reductions in work force among union and non-union employees and recorded a $12.9 million charge representing the severance payments and estimated medical coverage obligation for the affected employees.

The following table displays the activity and balance of the severance and related cost components of the Company’s restructuring accrual as of and for the years ended December 31, 2009 and 2008 (in millions):

Accrual for Severance and Related Costs	2009	2008
Balance at beginning of year	$7.2	$0.7
Restructuring charges and adjustments	—	12.9
Cash payments	(7.2)	(6.4)
Balance at end of year	$—	$7.2

Alaska Transition to All-Boeing 737 Fleet

In March 2006, the Company's Board of Directors approved a plan to accelerate the retirement of its MD-80 fleet (15 owned and 11 leased aircraft at the time) and remove those aircraft from service by the end of 2008. As a result, the Company recorded a $47.5 million charge in 2008 reflecting the remaining discounted future lease payments and other contract-related costs associated with the removal of the remaining MD-80 aircraft from operations. All MD-80 lease arrangements have been terminated and the Company no longer has any related obligation.

NOTE 8. NEW PILOT CONTRACT TRANSITION COSTS

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

NOTE 9. DETAIL OF OTHER FINANCIAL STATEMENT CAPTIONS

Receivables

Receivables consisted of the following at December 31 (in millions):

	2010	2009
Airline traffic receivables	$53.6	$55.2
Mileage Plan receivables	37.9	31.9
Receivables from fuel-hedging counterparties	5.5	1.1
Other receivables	24.0	25.1
Allowance for doubtful accounts	(0.9)	(1.5)
	$120.1	$111.8

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31 (in millions):

	2010	2009
Prepaid aircraft rent	$42.5	$47.9
Prepaid fuel	12.6	10.8
Prepaid engine maintenance	28.7	13.3
Other	22.9	26.1
	$106.7	$98.1

Other Assets

Other assets consisted of the following at December 31 (in millions):

	2010	2009
Restricted deposits (primarily restricted investments)	$83.6	$86.7
Long-term asset related to Terminal 6 at LAX airport	31.3	—
Deferred costs and other*	52.7	56.5
	$167.6	$143.2
*    Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

In 2009, the Company announced plans to move from Terminal 3 to Terminal 6 at Los Angeles International Airport (LAX). As part of this move, the Company has agreed to manage and fund up to $175 million of the project during the design and construction phase. The project is estimated to cost approximately $250 million and is expected to be completed in 2012. The Company expects Los Angeles World Airports and the Transportation Security Administration to reimburse the Company for the majority of the construction costs either during the course of, or upon the completion of, construction. The Company is currently working with the City of Los Angeles and Los Angeles World Airports on a funding agreement and expects to have it finalized in the near future. The Company expects that its proprietary share will be approximately $25 million of the total cost of the project. As of December 31, 2010, we capitalized $34 million associated with this project, which represents total project costs to date.

At December 31, 2010, the Company’s restricted deposits were primarily restricted investments used to guarantee various letters of credit and workers compensation self-insurance programs. The restricted investments consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

Other Accrued Liabilities (current)

Other accrued liabilities consisted of the following at December 31 (in millions):

	2010	2009
Mileage Plan current liabilities	$278.0	$267.9
Pension liability (nonqualified plans)	2.3	2.5
Postretirement medical benefits liability	4.9	4.2
Other*	216.0	199.9
	$501.2	$474.5
*    Other consists of property and transportation taxes collected but not yet remitted and accruals for ground operations, facilities rent, maintenance, and fuel, among other items.

Other Liabilities (noncurrent)

Other liabilities consisted of the following at December 31 (in millions):

	2010	2009
Mileage Plan liability	$13.8	$13.2
Uncertain tax position liability (see Note 11)	1.5	1.3
Aircraft rent-related	36.2	63.2
Other*	71.5	70.5
	$123.0	$148.2
*  Other consists of accrued workers' compensation and deferred credits on aircraft purchases, among other items.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31 (in millions, net of tax):

	2010	2009
Unrealized loss (gain) on marketable securities considered available-for-sale	$(8.0)	$(8.7)
Related to pension plans	255.4	238.8
Related to postretirement medical benefits	14.3	11.4
Related to interest rate derivatives	5.5	(1.5)
	$267.2	$240.0

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

Stock Options

Under the various plans, options for 8,429,228 shares have been granted and, at December 31, 2010, 796,192 shares were available for future grant of either options or stock awards. Under all plans, the stock options granted have terms of up to ten years. For all plans except the 1997 Long-term Incentive Equity Plan (1997 Plan), when options are exercised, new common shares are issued. When options granted under the 1997 Plan are exercised, shares are issued from the Company’s treasury shares. The total number of outstanding options from the 1997 Plan as of December 31, 2010 is 8,500. Substantially all

grantees are 25% vested after one year, 50% after two years, 75% after three years, and 100% after four years.

The tables below summarize stock option activity for the year ended December 31, 2010:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2009	2,318,823	$29.54
Granted	129,970	33.26
Exercised	(1,276,469)	29.26
Forfeited or expired	(25,804)	29.85
Outstanding, December 31, 2010	1,146,520	$30.27	6.4	$30.3

Exercisable at December 31, 2010	507,012	$32.16	4.9	$12.4

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2010, 2009, and 2008:

	2010	2009	2008
Expected volatility	55%	52%	42%
Expected term	6 years	6 years	5.8 years
Risk-free interest rate	2.78%	2.01%	2.96%
Expected dividend yield	—	—	—
Weighted-average fair value of options granted	$18.05	$14.00	$11.12

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

The Company recorded stock-based compensation expense related to stock options of $4.0 million, $4.3 million, and $5.1 million in 2010, 2009, and 2008, respectively. The total intrinsic value of options exercised during 2010 was $22.8 million. Cash received by the Company from option exercises during 2010 totaled $37.4 million. A total of 263,525 options vested during 2010 with an aggregate fair value of $3.9 million. As of December 31, 2010, $2.6 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 1.8 years.

The following table summarizes stock options outstanding and exercisable at December 31, 2010 with their weighted-average exercise prices and remaining contractual lives:

Range of Exercise prices	Remaining Life (years)	Shares	Price Per Share
Outstanding:
$10 to $20	6.4	61,383	$19.05
$21 to $28	6.6	638,234	27.31
$29 to $34	6.7	248,205	32.67
$35 to $45	5.5	198,698	40.24
Options outstanding	6.4	1,146,520	$30.27

Range of Exercise prices	Shares	Price Per Share
Exercisable:
$10 to $20	19,191	$18.82
$21 to $28	198,104	27.02
$29 to $34	121,150	32.06
$35 to $45	168,567	39.78
Options exercisable	507,012	$32.16

Restricted Stock Awards

The Company has restricted stock units (RSUs) outstanding under the 2004 and 2008 Long-term Incentive Equity Plans. As of December 31, 2010, 1,301,985 total RSUs have been granted under these plans. The RSUs are non-voting and are not eligible for dividends. The fair value of the RSU awards is based on the closing price of the Company’s common stock on the date of grant. Compensation cost for RSUs is generally recognized over the shorter of three years from the date of grant as the awards “cliff vest” after three years, or the period from the date of grant to the employee’s retirement eligibility. The Company recorded stock-based compensation expense related to RSUs of $6.2 million, $5.8 million, and $6.8 million in 2010, 2009, and 2008, respectively. These amounts are included in wages and benefits in the consolidated statements of operations.
The following table summarizes information about outstanding RSUs:

	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2009	602,694	$26.21
Granted	176,194	37.75
Vested	(84,069)	34.73
Forfeited	(33,195)	25.07
Non-vested at December 31, 2010	661,624	$28.27

As of December 31, 2010, $5.0 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 1.7 years.

Performance Stock Awards

From time to time, the Company issues Performance Share Unit awards (PSUs) to certain executives. PSUs are similar to RSUs, but vesting is based on performance or market conditions.

Currently outstanding PSUs were granted in 2008 and in 2010. There are several tranches of PSUs that vest based on differing performance conditions including achieving a specified pretax margin, a market condition tied to the Company's total shareholder return relative to an airline peer group, and based on certain performance goals established by the Compensation Committee of the Board of Directors. The total grant-date fair value of PSUs issued in 2010 was $3.6 million.

The Company recorded $2.6 million of compensation expense related to PSUs in 2010. No compensation expense was recorded in 2009 and a $0.4 million credit was recorded in 2008.

Deferred Stock Awards

In 2010, the Company awarded 6,753 Deferred Stock Unit awards (DSUs) to members of its Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards on the date of grant was expensed in 2010. The total amount of compensation expense recorded in each of 2010, 2009 and 2008 was $0.3 million.

Employee Stock Purchase Plan

The Company sponsors an ESPP, which qualifies under Section 423 of the Internal Revenue Code. Under the terms of the ESPP, employees can purchase Company common stock at 85% of the closing market price on the first day of the offering period or the specified purchase date, whichever is lower. Because of these attributes, the ESPP is considered compensatory under accounting standards and as such, compensation cost is recognized. This plan was discontinued in February 2010 and a new Employee Stock Purchase Plan was approved by the shareholders at the Company's 2010 annual meeting and began in October 2010. Compensation cost for the Company’s ESPP was $0.6 million, $1.5 million and $1.6 million in 2010, 2009 and 2008, respectively. The grant date fair value is calculated using the Black-Scholes model in the same manner as the Company’s option awards for 85% of the share award plus the intrinsic value of the 15% discount. Proceeds received from the issuance of shares are credited to stockholders’ equity in the period in which the shares are issued. In 2010 and 2009, 15,549 shares and 184,488 shares, respectively, were purchased by Company employees under the ESPP, resulting in cash proceeds of $0.1 million and $3.1 million, respectively.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the years ended December 31, 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Stock options	$4.0	$4.3	$5.1
Restricted stock units	6.2	5.8	6.8
Performance share units	2.6	—	(0.4)
Deferred stock awards	0.3	0.3	0.3
Employee stock purchase plan	0.6	1.5	1.6
Total stock-based compensation	$13.7	$11.9	$13.4

NOTE 11. INCOME TAXES

Deferred Income Taxes

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes.

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2010	2009
Excess of tax over book depreciation	$660.0	$603.9
Fuel hedge contracts	8.7	10.8
Other—net	16.9	11.3
Gross deferred tax liabilities	685.6	626.0

Mileage Plan	(237.2)	(252.6)
AMT and other tax credits	(57.5)	(56.8)
Inventory obsolescence	(16.5)	(16.9)
Deferred gains	(15.9)	(17.8)
Employee benefits	(179.1)	(197.7)
Loss carryforwards*	(4.1)	(30.2)
Other—net	(15.9)	(23.2)
Gross deferred tax assets	(526.2)	(595.2)
Net deferred tax (assets) liabilities	$159.4	$30.8

Current deferred tax asset	$(120.5)	$(120.3)
Noncurrent deferred tax liability	279.9	151.1
Net deferred tax (asset) liability	$159.4	$30.8
*    State loss carryforwards of $79.8 million ($4.1 million tax effected) expire beginning in 2013 and ending in 2030.

The Company has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2010. This conclusion is based on the expected future reversals of existing taxable temporary differences, anticipated future taxable income, and the potential for future tax planning strategies to generate taxable income, if needed. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

Components of Income Tax Expense (Benefit)

The components of income tax expense (benefit) were as follows (in millions):

	2010	2009	2008
Current tax expense (benefit):
Federal	$7.4	$(3.4)	$(13.4)
State	2.7	(1.3)	—
Total current	10.1	(4.7)	(13.4)

Deferred tax expense (benefit):
Federal	131.5	76.7	(56.1)
State	13.2	9.3	(7.8)
Total deferred	144.7	86.0	(63.9)
Total tax expense (benefit) related to income (loss)	$154.8	$81.3	$(77.3)

Income Tax Rate Reconciliation

Income tax expense (benefit) reconciles to the amount computed by applying the U.S. federal rate of 35% to income (loss) before income tax and accounting change as follows (in millions):

	2010	2009	2008
Income (loss) before income tax	$405.9	$202.9	$(213.2)

Expected tax expense (benefit)	142.1	71.0	(74.6)
Nondeductible expenses	1.8	3.1	3.4
State income taxes	10.7	5.5	(5.1)
Other—net	0.2	1.7	(1.0)
Actual tax expense (benefit)	$154.8	$81.3	$(77.3)

Effective tax rate	38.1%	40.1%	36.3%

Uncertain Tax Positions

The Company has identified its federal tax return and its state tax returns in Alaska, Oregon, and California as “major” tax jurisdictions. The periods subject to examination for the Company's federal and Alaska income tax returns are the 2003 to 2009 tax years; however, the 2003 to 2006 tax returns are subject to examination only to a limited extent due to net operating losses carried forward from and carried back to those periods. In Oregon, the income tax years 2002 to 2009 remain open to examination. The 2002 to 2006 Oregon tax returns are subject to examination only to the extent of net operating loss carryforwards from those years that were utilized in 2007 and later years. In California, the income tax years 2002 to 2009 remain open to examination. The 2002 to 2005 tax returns are subject to examination only to the extent of the net operating loss carryforwards from those years that were utilized in 2006 and later years.

At December 31, 2010, the total amount of unrecognized tax benefits of $1.5 million is recorded as a liability, all of which would impact the effective tax rate.

No interest or penalties related to these tax positions were accrued as of December 31, 2010.

Changes in the liability for unrecognized tax benefits during 2009 and 2010 are as follows (in millions):

Balance at December 31, 2008	$23.7
Gross decreases—tax positions in prior period	(22.5)
Gross increases—current-period tax positions	0.1

Balance at December 31, 2009	$1.3
Gross increases—current-period tax positions	0.2

Balance at December 31, 2010	$1.5

NOTE 12. OPERATING SEGMENT INFORMATION

Accounting standards require that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Historically, the Company has had two primary operating and reporting segments, consisting of Alaska and Horizon, for which financial information is presented below. These segments are more fully described in Note 1.

(in millions)	2010	2009	2008
Operating revenues:
Alaska—mainline (1)	$3,094.1	$2,717.6	$2,920.5
Alaska—purchased capacity (1)	332.5	288.4	300.8
Total Alaska	$3,426.6	$3,006.0	$3,221.3
Horizon – brand flying	405.6	392.7	440.2
Horizon –capacity purchase arrangement with Alaska	274.4	261.7	293.7
Total Horizon	$680.0	$654.4	$733.9
Other (2)	1.1	1.1	1.1
Elimination of inter-company revenues	(275.4)	(261.7)	(293.7)
Consolidated	$3,832.3	$3,399.8	$3,662.6

Depreciation and amortization expense:
Alaska (3)	$188.5	$178.5	$165.9
Horizon	41.0	39.5	37.5
Other (2)	1.0	1.2	1.2
Consolidated	$230.5	$219.2	$204.6

Interest income:
Alaska (3)	$34.8	$38.6	$51.3
Horizon	3.6	2.0	5.4
Other (2)	0.1	—	—
Elimination of inter-company accounts	(9.1)	(8.0)	(14.3)
Consolidated	$29.4	$32.6	$42.4

Interest expense:
Alaska (3)	$96.5	$91.7	$94.8
Horizon	20.5	20.1	23.8
Other (2)	0.4	0.5	0.5
Elimination of inter-company accounts	(9.1)	(8.0)	(14.3)
Consolidated	$108.3	$104.3	$104.8

Income (loss) before income tax and accounting change:
Alaska—mainline	$368.0	$176.9	$(140.4)
Alaska—purchased capacity	33.6	6.9	(12.9)
Total Alaska	$401.6	$183.8	$(153.3)
Horizon	7.6	22.8	(55.8)
Other (2)	(3.3)	(3.7)	(4.1)
Consolidated	$405.9	$202.9	$(213.2)

Capital expenditures (4):
Alaska (3)	$163.9	$357.5	$323.8
Horizon	19.1	80.9	89.0
Consolidated	$183.0	$438.4	$412.8

Total assets at end of period:
Alaska (3)	$4,610.2	$4,541.3
Horizon	747.2	735.3
Other (2)	1,375.6	1,052.4
Elimination of inter-company accounts	(1,716.4)	(1,332.8)
Consolidated	$5,016.6	$4,996.2

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

NOTE 13. SHAREHOLDER’S EQUITY

Common Stock Repurchase

In March 2008, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock. Under the plan, the Company repurchased 605,700 shares for approximately $11.7 million. No further repurchases were made under this program. This program expired in March 2009.

In June 2009, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock. Under the program, the Company repurchased 1,970,326 shares of its common stock, of which 645,748 shares were purchased for $26.3 million during 2010. This program expired in June 2010.

In June 2010, the Board of Directors authorized the Company to repurchase up to an additional $50 million of its common stock. Under this program, the Company has repurchased 355,000 shares of its common stock for $18.8 million through December 31, 2010. This program expires in June 2011.

Delisting of Common Shares

In October 2009, the Company retired 7,900,000 common shares that had been held in treasury. This action did not impact the total number of common shares outstanding.

NOTE 14. EARNINGS (LOSS) PER SHARE (EPS)

Diluted EPS is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. In 2010 and 2009, 0.1 million and 2.1 million stock options, respectively, were excluded from the calculation of diluted EPS because they were antidilutive. As the Company reported a net loss in 2008, no outstanding stock options or restricted stock units were used in the calculation of diluted weighted average shares as the effect would have been antidilutive.

NOTE 15. CONTINGENCIES

Grievance with International Association of Machinists

In June 2005, the International Association of Machinists (IAM) filed a grievance under its Collective Bargaining Agreement (CBA) with Alaska alleging that Alaska violated the CBA by, among other things, subcontracting the ramp service operation in Seattle. The dispute was referred to an arbitrator and hearings on the grievance commenced in January 2007, with a final hearing date in August 2007. In July 2008, the arbitrator issued a final decision regarding basic liability in the matter. In that ruling, the arbitrator found that Alaska had violated the CBA and instructed Alaska and the IAM to negotiate a remedy. In February 2010, the arbitrator issued a final decision. The decision does not require Alaska to alter the existing subcontracting arrangements for ramp service in Seattle. The award sustains the right to subcontract other operations in the future so long as the requirements of the CBA are met. The award imposed monetary remedies which were not significant.

Other items

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Management believes the ultimate disposition of the matters discussed above is not likely to materially affect the Company's financial position or results of operations. This forward-looking statement is based on management's current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of arbitrators, judges and juries.

The Securities and Exchange Commission is conducting an inquiry into trading in the securities of Puget Energy, Inc. ("PSE") by Donald Smith & Co., an investment firm. William Ayer, our Chief Executive Officer serves on the board of PSE. Mr. Ayer and the Company are cooperating voluntarily in that inquiry. Mr. Ayer has stated that he never provided any non-public information about PSE to Donald Smith & Co.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our current and periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, on a timely basis. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of December 31, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to the Company's internal control over financial reporting identified in management's evaluation during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alaska Air Group, Inc.:
We have audited Alaska Air Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Air Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (included in Item 9A). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Alaska Air Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 22, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
February 22, 2011

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2010 (hereinafter referred to as our “2011 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2011 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our 2011 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statement Schedules: Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 2010, 2009 and 2008.

2.	Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ WILLIAM S. AYER	Date:	February 23, 2011
William S. Ayer,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 23, 2011 on behalf of the registrant and in the capacities indicated.

/S/ WILLIAM S. AYER William S. Ayer	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/S/ BRANDON S. PEDERSEN Brandon S. Pedersen	Vice President/Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ PATRICIA M. BEDIENT Patricia M. Bedient	Director

/S/ MARION C. BLAKEY Marion C. Blakey	Director

/S/ PHYLLIS J. CAMPBELL Phyllis J. Campbell	Director

/S/ JESSIE J. KNIGHT, JR. Jessie J. Knight, Jr.	Director

/S/ R. MARC LANGLAND R. Marc Langland	Director

/S/ DENNIS F. MADSEN Dennis F. Madsen	Director

/S/ BYRON I. MALLOTT Byron I. Mallott	Director

/S/ J. KENNETH THOMPSON J. Kenneth Thompson	Director

/S/ BRADLEY D. TILDEN Bradley D. Tilden	Director

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

3.2	Bylaws of Registrant, as amended April 30, 2010 (Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K, filed on May 3, 2010 and incorporated herein by reference.)

10.1#
Credit Agreement, dated October 19, 2005, among Alaska Airlines, Inc., as borrower, HSH Nordbank AG New York Branch, as security agent, and other loan participants (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 9, 2005 and incorporated herein by reference.)

10.1.1#
First Amendment to October 19, 2005 Credit Agreement, dated March 27, 2007 (Filed as Exhibit 10.2.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.1.2#
Second Amendment to October 19, 2005 Credit Agreement, dated November 26, 2007 (Filed as Exhibit 10.2.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.1.3#
Third Amendment to October 19, 2005 Credit Agreement, dated May 29, 2009 (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 6, 2009 and incorporated herein by reference.)

10.2#
Credit Agreement, dated March 31, 2010, among Alaska Airlines, Inc., as borrower, Wells Fargo Capital Finance, LLC as agent, U.S. Bank National Association as documentation agent, and other lenders (Filed as Exhibit 10.1 to Registrant’s Amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed on August 11, 2010 and incorporated herein by reference.)

10.3#
Credit Agreement, dated March 31, 2010, among Alaska Airlines, Inc., as borrower, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and other lenders (Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed on May 5, 2010 and incorporated herein by reference.)

10.4#
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

10.6#
Supplement to Master Purchase Agreement, dated October 18, 2005, between Horizon Air Industries, Inc. and Bombardier Inc. (Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed on November 9, 2005 and incorporated herein by reference.)

10.7#
Lease Agreement, dated January 22, 1990, between International Lease Finance Corporation and Alaska Airlines, Inc., summaries of 19 substantially identical lease agreements and Letter Agreement #1, dated January 22, 1990 (Filed as Exhibit 10-14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, filed on April 11, 1991 and incorporated herein by reference.)

10.8*
Alaska Air Group Performance Based Pay Plan (formerly “Management Incentive Plan”), as amended and restated December 2, 2009 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on February 1, 2010 and incorporated herein by reference.)

10.9*	Alaska Air Group, Inc. 2008 Performance Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.9.1*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Nonqualified Stock Option Agreement (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.9.2*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Stock Unit Award Agreement (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.9.3*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Director Deferred Stock Unit Award Agreement (Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on May 22, 2008 and incorporated herein by reference.)

10.9.4*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Nonqualified Stock Option Agreement—Incentive Award (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on February 2, 2009 and incorporated herein by reference.)

10.9.5*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Stock Unit Award Agreement—Incentive Award (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on February 2, 2009 and incorporated herein by reference.)

10.9.6*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Stock Unit Award Agreement (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on February 5, 2010 and incorporated herein by reference.)

10.9.7*
Alaska Air Group, Inc. 2008 Performance Incentive Plan Nonqualified Stock Option Agreement (Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on February 5, 2010 and incorporated herein by reference.)

10.10*
Alaska Air Group, Inc. 2004 Long-Term Incentive Plan and original form of stock option and restricted stock unit agreements (Filed as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on February 25, 2005 and incorporated herein by reference.)

10.10.1*
Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement (Filed as Exhibit 10.8.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.10.2*
Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Stock Unit Award Agreement (Filed as Exhibit 10.8.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008 and incorporated herein by reference.)

10.10.3*
Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Performance Stock Unit Award Agreement (Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on February 14, 2008 and incorporated herein by reference.)

10.11*
Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan (Filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-87563, filed on September 22, 1999 and incorporated herein by reference.)

10.12*
Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan (Filed as Exhibit 99.2 to Registrant’s Registration Statement on Form S-8, Registration No. 333-39889, filed on November 10, 1997 and incorporated herein by reference.)

10.13*
Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan (Filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-09547, filed on August 5, 1996 and incorporated herein by reference.)

10.14*
Alaska Air Group, Inc. Non Employee Director Stock Plan (Filed as Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-33727, filed on August 15, 1997 and incorporated herein by reference.)

10.15*
Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Elected Officers, as amended November 7, 1994 (Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, filed on February 10, 1998 and incorporated herein by reference.)

10.16*
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

10.17*
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

10.19*
Agreement between Jeff Pinneo and Horizon Air Industries, Inc. dated June 9, 2010 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on June 14, 2010 and incorporated herein by reference.)

10.2
Agreement dated as of July 30, 2010, between Alaska Air Group, Inc. and Glenn Johnson (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 5, 2010 and incorporated herein by reference.

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

Schedule II

ALASKA AIR GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Expense	Deductions	Ending Balance
Year Ended December 31, 2008
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.6	$1.5	$(1.6)	$1.5
Obsolescence allowance for flight equipment spare parts (a)	$24.6	$5.8	$(9.0)	$21.4
Year Ended December 31, 2009
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.5	$1.4	$(1.4)	$1.5
Obsolescence allowance for flight equipment spare parts	$21.4	$4.8	$(0.2)	$26.0
Year Ended December 31, 2010
Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$1.5	$0.9	$(1.5)	$0.9
Obsolescence allowance for flight equipment spare parts	$26.0	$4.8	$(1.3)	$29.5

(a)	Deductions in 2008 are primarily related to the write off of the MD-80 and B737-200 parts allowances against their respective costs bases.