Form 10-Q
period 2011-03-31
ALASKA AIR GROUP INC
filed 2011-05-04
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                      to

Commission File Number 1-8957
ALASKA AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1292054
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

The registrant has 35,828,450 common shares, par value $1.00, outstanding at April 30, 2011.

ALASKA AIR GROUP, INC.
Quarterly Report on Form 10-Q for the three months ended March 31, 2011

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

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	changes in our operating costs, primarily fuel, which can be volatile;

•	general economic conditions, including the impact of those conditions on customer travel behavior;

•	the competitive environment in our industry;

•	our significant indebtedness;

•	our ability to meet our cost reduction goals;

•	an aircraft accident or incident;

•	labor disputes and our ability to attract and retain qualified personnel;

•	operational disruptions;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	changes in laws and regulations.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see Item 1A "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2010. Please consider our forward-looking statements in light of those risks as you read this report.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

(in millions)	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$60.2	$89.5
Marketable securities	982.3	1,118.7
Total cash and marketable securities	1,042.5	1,208.2
Receivables – net	161.2	120.1
Inventories and supplies – net	45.7	45.1
Deferred income taxes	116.3	120.5
Fuel hedge contracts	118.9	61.4
Prepaid expenses and other current assets	111.4	106.7
Total Current Assets	1,596.0	1,662.0

Property and Equipment
Aircraft and other flight equipment	4,002.7	3,807.6
Other property and equipment	614.3	616.5
Deposits for future flight equipment	146.8	202.5
	4,763.8	4,626.6
Less accumulated depreciation and amortization	1,561.6	1,509.5
Total Property and Equipment – Net	3,202.2	3,117.1

Fuel Hedge Contracts	101.6	69.9

Other Assets	211.6	167.6

Total Assets	$5,111.4	$5,016.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

(in millions except share amounts)	March 31, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$59.2	$60.2
Accrued aircraft rent	20.6	43.1
Accrued wages, vacation and payroll taxes	116.0	176.6
Other accrued liabilities	533.4	501.2
Air traffic liability	585.4	422.4
Current portion of long-term debt	169.8	221.2
Total Current Liabilities	1,484.4	1,424.7

Long-Term Debt, Net of Current Portion	1,275.2	1,313.0
Other Liabilities and Credits
Deferred income taxes	321.3	279.9
Deferred revenue	387.7	403.5
Obligation for pension and postretirement medical benefits	364.1	367.1
Other liabilities	108.6	123.0
	1,181.7	1,173.5
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value Authorized: 100,000,000 shares, Issued: 2011 – 37,392,027 shares; 2010 – 37,010,140 shares	37.4	37.0
Capital in excess of par value	828.3	815.5
Treasury stock (common), at cost: 2011 –1,517,173; 2010 – 1,086,172 shares	(72.2)	(46.0)
Accumulated other comprehensive loss	(263.7)	(267.2)
Retained earnings	640.3	566.1
	1,170.1	1,105.4
Total Liabilities and Shareholders' Equity	$5,111.4	$5,016.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

	Three Months Ended March 31,
(in millions except per share amounts)	2011	2010
Operating Revenues
Passenger
Mainline	$702.4	$587.0
Regional	176.5	165.4
Total passenger revenue	878.9	752.4
Freight and mail	24.9	23.0
Other – net	61.4	54.2
Total Operating Revenues	965.2	829.6

Operating Expenses
Wages and benefits	249.3	239.3
Variable incentive pay	16.4	17.9
Aircraft fuel, including hedging gains and losses	194.5	207.3
Aircraft maintenance	53.3	57.0
Aircraft rent	30.5	37.0
Landing fees and other rentals	57.9	55.9
Contracted services	43.5	39.6
Selling expenses	39.8	33.6
Depreciation and amortization	60.3	56.2
Food and beverage service	15.1	12.3
Other	60.7	47.8
Fleet transition costs – CRJ-700	10.1	—
Total Operating Expenses	831.4	803.9
Operating Income	133.8	25.7

Nonoperating Income (Expense)
Interest income	7.6	7.5
Interest expense	(23.4)	(25.6)
Interest capitalized	1.8	1.7
Other – net	0.9	0.9
	(13.1)	(15.5)
Income before income tax	120.7	10.2
Income tax expense	46.5	4.9
Net Income	$74.2	$5.3

Basic Earnings Per Share:	$2.06	$0.15
Diluted Earnings Per Share:	$2.01	$0.15
Shares used for computation:
Basic	35.994	35.667
Diluted	36.841	36.393

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
Alaska Air Group, Inc.

(in millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2010	35.924	$37.0	$815.5	$(46.0)	$(267.2)	$566.1	$1,105.4
Net income for the three months ended March 31, 2011						74.2	74.2
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					(2.2)
Reclassification to earnings					(0.6)
Income tax effect					1.0
					(1.8)		(1.8)

Related to employee benefit plans:					6.3
Income tax effect					(2.4)
					3.9		3.9

Related to interest rate derivative instruments:
Change in fair value					2.2
Income tax effect					(0.8)
					1.4		1.4
Total comprehensive income							77.7
Purchase of treasury stock	(0.434)	—	—	(26.3)			(26.3)
Stock-based compensation	—	—	4.6	—			4.6
Treasury stock issued under stock plans	0.003	—	—	0.1			0.1
Stock issued for employee stock purchase plan	0.033	0.1	1.2	—			1.3
Stock issued under stock plans	0.349	0.3	7.0	—			7.3
Balances at March 31, 2011	35.875	$37.4	$828.3	$(72.2)	$(263.7)	$640.3	$1,170.1

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

	Three Months Ended March 31,
(in millions)	2011	2010
Cash flows from operating activities:
Net income	$74.2	$5.3
Adjustments to reconcile net income to net cash provided by operating activities:
Fleet transition costs – CRJ-700	10.1	—
Depreciation and amortization	60.3	56.2
Stock-based compensation	4.6	5.0
Increase in air traffic liability	163.0	102.6
Decrease in other assets and liabilities – net	(193.4)	(114.6)
Net cash provided by operating activities	118.8	54.5

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(139.3)	(5.0)
Other flight equipment	(4.9)	(14.2)
Other property and equipment	(4.9)	(6.7)
Total property and equipment additions	(149.1)	(25.9)
Proceeds from disposition of assets	1.4	1.4
Purchases of marketable securities	(181.6)	(284.0)
Sales and maturities of marketable securities	314.0	261.0
Restricted deposits and other	(18.5)	(0.4)
Net cash used in investing activities	(33.8)	(47.9)

Cash flows from financing activities:
Long-term debt payments	(89.2)	(39.8)
Purchase of treasury stock	(26.3)	(10.5)
Proceeds and tax benefit from issuance of common stock	8.3	11.1
Other financing activities	(7.1)	(13.9)
Net cash used in financing activities	(114.3)	(53.1)

Net change in cash and cash equivalents	(29.3)	(46.5)
Cash and cash equivalents at beginning of year	89.5	164.2
Cash and cash equivalents at end of period	$60.2	$117.7
Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$25.1	$28.6
Income taxes	—	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alaska Air Group, Inc.
March 31, 2011

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of March 31, 2011, as well as the results of operations for the three months ended March 31, 2011 and 2010. The adjustments made were of a normal recurring nature.

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

New and Prospective Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This accounting standard was effective for the Company for revenue arrangements entered into or materially modified in fiscal years beginning on January 1, 2011. It primarily impacts the accounting for recognition of revenue associated with frequent flyer credits. There was no immediate significant impact of this new standard on the Company's financial position, results of operations, cash flows, or disclosures and there will be no impact until the Company materially modifies or enters into new contracts associated with its frequent flyer program.

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

•
Proposed ASU - Leases - was issued in August 2010. This proposed standard overhauls accounting for leases and would apply a “right-of-use” model in accounting for nearly all leases. For lessees, this would result in recognizing an asset representing the lessee's right to use the leased asset for the lease term and a liability to make lease payments. This proposed standard eliminates the operating lease concept from an accounting perspective, thereby eliminating rent expense from the income statement. This proposed standard, if adopted, would significantly impact the Company's statement of operations, financial position, and disclosures. For example, we estimate the capitalized value of airplane leases to be approximately $1.0 billion using a seven times annual rent factor.

These proposed ASUs are subject to change and no effective dates have been assigned.

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

No significant transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2011.

Cash, Cash Equivalents and Marketable Securities

The Company uses the “market approach” in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets.

Amounts measured at fair value as of March 31, 2011 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$47.7	$12.5	$—	$60.2
Marketable securities	183.0	799.3	—	982.3
Total	$230.7	$811.8	$—	$1,042.5

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

Marketable securities consisted of the following (in millions):

	March 31, 2011	December 31, 2010
Amortized Cost:
U.S. government securities	$382.3	$514.8
Asset-backed obligations	156.0	176.8
Other corporate obligations	433.9	414.2
	$972.2	$1,105.8
Fair value:
U.S. government securities	$384.9	$518.5
Asset-backed obligations	155.5	176.7
Other corporate obligations	441.9	423.5
	$982.3	$1,118.7

Of the marketable securities on hand at March 31, 2011, 15% mature in 2011, 31% in 2012, and 54% thereafter. Gross gains and losses for the three months ended March 31, 2011 and 2010 were not material to the condensed consolidated financial statements.

Some of the Company’s asset-backed securities held at March 31, 2011 had credit losses, as defined in the accounting standards. Credit losses of $2.2 million were recorded through earnings in 2009 and represent the difference between the present value of future cash flows at the time and the amortized cost basis of the affected securities. No additional credit losses have been recorded since then.

Management does not believe the securities associated with the remaining $3.0 million unrealized loss recorded in AOCL are “other-than-temporarily” impaired, as defined in the accounting standards, based on the current facts and circumstances. Management currently does not intend to sell these securities prior to their recovery nor does it believe that it will be more-likely-than-not that the Company would need to sell these securities for liquidity or other reasons.

Gross unrealized gains and losses at March 31, 2011 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains in AOCL	Less than 12 months	Greater than 12 months	Total Unrealized Losses	Less: Credit Loss Previously Recorded in Earnings	Net Unrealized Losses in AOCL	Net Unrealized Gains/(Losses) in AOCL	Fair Value of Securities with Unrealized Losses
U.S. Government Securities	$3.6	$(1.0)	$—	$(1.0)	$—	$(1.0)	$2.6	$167.7
Asset-backed obligations	0.9	(0.4)	(3.2)	(3.6)	(2.2)	(1.4)	(0.5)	80.4
Other corporate obligations	8.6	(0.6)	—	(0.6)	—	(0.6)	8.0	107.9
Total	$13.1	$(2.0)	$(3.2)	$(5.2)	$(2.2)	$(3.0)	$10.1	$356.0

Fair Value of Financial Instruments

The majority of the Company’s financial instruments are carried at fair value. Those include cash, cash equivalents and marketable securities (Note 2), restricted deposits (Note 7), fuel hedge contracts (Note 3), and interest rate swap agreements (Note 3). The Company’s long-term fixed-rate debt is not carried at fair value.

The estimated fair value of the Company’s long-term debt was as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at March 31, 2011	$1,445.0	$1,427.0
Long-term debt at December 31, 2010	$1,534.2	$1,531.0

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

The following table summarizes the components of aircraft fuel expense for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Raw or “into-plane” fuel cost	$289.0	$195.2
(Gains) or losses in value and settlements of fuel hedge contracts	(94.5)	12.1
Aircraft fuel expense	$194.5	$207.3

Cash received, net of premiums expensed, for hedges that settled during the three month periods ended March 31, 2011 and 2010 was $12.5 million and $0.4 million, respectively.

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

Outstanding fuel hedge positions as of are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel	Approximate Premium Price per Barrel
Second Quarter 2011	50%	49.4	$86	$10
Third Quarter 2011	50%	51.9	$86	$11
Fourth Quarter 2011	50%	48.6	$86	$11
Remainder of 2011	50%	149.9	$86	$11
First Quarter 2012	50%	48.6	$88	$12
Second Quarter 2012	42%	43.0	$91	$13
Third Quarter 2012	37%	39.0	$92	$13
Fourth Quarter 2012	32%	32.3	$91	$13
Full Year 2012	40%	162.9	$90	$12
First Quarter 2013	27%	26.8	$91	$14
Second Quarter 2013	21%	22.6	$91	$15
Third Quarter 2013	16%	17.8	$93	$15
Fourth Quarter 2013	11%	11.2	$97	$14
Full Year 2013	19%	78.4	$92	$14
First Quarter 2014	6%	5.7	$102	$15
Full Year 2014	1%	5.7	$102	$15

The Company pays a premium to enter into crude oil option contracts. In order to receive economic benefit from the contract, the market price of crude oil must exceed the total of the contract strike price and the premium cost per barrel at the time of contract settlement.

The Company also has financial swap agreements in place to fix the remaining margin component for approximately 50% of second quarter 2011 estimated jet fuel purchases at an average price of 59 cents per gallon and 22% of third quarter 2011 estimated purchases at an average price of 73 cents per gallon.

As of March 31, 2011 and December 31, 2010, the net fair values of the Company's fuel hedge positions were as follows (in millions):

	March 31, 2011	December 31, 2010
Crude oil call options or “caps”	$213.5	$129.3
Refining margin swap contracts	7.0	2.0
Total	$220.5	$131.3

The balance sheet amounts include capitalized premiums paid to enter into the contracts of $115.7 million and $108.6 million at March 31, 2011 and December 31, 2010, respectively.

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

At March 31, 2011, the Company had a liability of $6.7 million, associated with these contracts, $6.2 million of which is expected to be reclassified into earnings within the next twelve months. The fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value. As such, the Company places these contracts in Level 2 of the fair value hierarchy.

NOTE 4. LONG-TERM DEBT

Long-term debt obligations were as follows (in millions):

	March 31, 2011	December 31, 2010
Fixed-rate notes payable due through 2024	$1,173.6	$1,233.6
Variable-rate notes payable due through 2024	271.4	300.6
Long-term debt	1,445.0	1,534.2
Less current portion	169.8	221.2
	$1,275.2	$1,313.0

During the first three months of 2011, the Company had no new debt borrowings and made scheduled debt payments of $37.4 million. The Company also prepaid the full debt balance on two outstanding aircraft debt agreements totaling $51.8 million.

Bank Lines of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft. Borrowings on the other $100 million facility, which expires in March 2014, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at March 31, 2011.

NOTE 5. COMMON STOCK REPURCHASE

In June 2010, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock. Through March 31, 2011 the Company had repurchased 789,000 shares of its common stock for $45.1 million under this program. In the first quarter 2011, 434,000 shares were repurchased for $26.3 million. The Company completed this repurchase program in early April. Since 2007, the Company has repurchased approximately 7.6 million shares of its common stock under such programs.

NOTE 6. EMPLOYEE BENEFIT PLANS

Pension Plans - Qualified Defined Benefit

Net pension expense for the three months ended March 31, 2011 and 2010 included the following components (in millions):

	Three Months Ended March 31,
	2011	2010
Service cost	$9.0	$8.1
Interest cost	18.3	16.9
Expected return on assets	(22.1)	(17.7)
Amortization of prior service cost	(0.2)	(0.2)
Actuarial loss	6.1	5.5
Net pension expense	$11.1	$12.6

The Company contributed $11.1 million and $15.2 million to its qualified defined-benefit plans during the three months ended March 31, 2011 and 2010. There is no minimum required contribution in 2011, although the Company expects to contribute an additional $22.2 million to these plans during the remainder of 2011.

Pension Plans - Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined-benefit plans for the three months ended March 31, 2011 and 2010 was $0.9 million and $0.8 million, respectively.

Post-retirement Medical Benefits

Net periodic benefit cost for the post-retirement medical plans for the three months ended March 31, 2011 and 2010 was $3.7 million and $3.1 million, respectively.

NOTE 7. OTHER ASSETS

Other assets consisted of the following (in millions):

	March 31, 2011	December 31, 2010
Restricted deposits (primarily restricted investments)	$83.8	$83.6
Long-term asset related to Terminal 6 at LAX airport	49.6	31.3
Deferred costs and other*	78.2	52.7
	$211.6	$167.6
*    Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

In 2009, the Company announced plans to move from Terminal 3 to Terminal 6 at Los Angeles International Airport (LAX). As part of this move, the Company has agreed to manage and fund up to $175 million of the project during the design and construction phase. The project is estimated to cost approximately $250 million and is expected to be completed in 2012. The Company expects Los Angeles World Airports and the Transportation Security Administration to reimburse the Company for the majority of the construction costs either during the course of, or upon the completion of, construction. On April 19, 2011, the Company signed a funding agreement with the City of Los Angeles and Los Angeles World Airports. The Company

anticipates that its proprietary non-reimbursable share will be approximately $25 million of the total cost of the project. As of March 31, 2011, the Company recorded $49.6 million associated with this project in other assets, which represents total project costs to date.

At March 31, 2011, the Company's restricted deposits were primarily restricted investments used to guarantee various letters of credit and workers compensation self-insurance programs. The restricted investments consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

NOTE 8. MILEAGE PLAN

Alaska's Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	March 31, 2011	December 31, 2010
Current Liabilities:
Other accrued liabilities	$286.5	$278.0
Other Liabilities and Credits:
Deferred revenue	367.2	382.1
Other liabilities	13.5	13.8
Total	$667.2	$673.9

Alaska's Mileage Plan revenue is included under the following condensed consolidated statement of operations captions for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Passenger revenues	$50.3	$41.1
Other-net revenues	45.6	42.0
Total Mileage Plan revenues	$95.9	$83.1

NOTE 9. STOCK-BASED COMPENSATION PLANS
The Company has stock awards outstanding under a number of long-term incentive equity plans, one of which actively provides for the grant of stock awards to directors, officers and employees of the Company and its subsidiaries. Compensation expense is recorded over the shorter of the vesting period or the period between the grant date and the date the employee becomes retirement-eligible as defined in the applicable plan. All stock-based compensation expense is recorded in wages and benefits in the condensed consolidated statements of operations.

Stock Options

During the three months ended March 31, 2011, the Company granted 70,080 options with a weighted-average grant-date fair value of $32.99 per share. During the same period in the prior year, the Company granted 129,970 options with a weighted-average grant-date fair value of $18.05 per share.

The Company recorded stock-based compensation expense related to stock options of $1.5 million and $1.8 million for the three months ended March 31, 2011 and 2010 respectively. As of March 31, 2011, $3.3 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.1 years.

As of March 31, 2011, options to purchase 978,366 shares of common stock were outstanding with a weighted-average exercise price of $32.43. Of that total, 476,364 were exercisable at a weighted-average exercise price of $32.28.

Restricted Stock Awards

During the three months ended March 31, 2011, the Company awarded 73,380 restricted stock units (RSUs) to certain employees, with a weighted-average grant date fair value of $61.26. This amount reflects the value of the total RSU awards at the grant date based on the closing price of the Company's common stock.

The Company recorded stock-based compensation expense related to RSUs of $2.7 million and $2.5 million for the three month period ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 $6.9 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of two years.

Performance Stock Awards

From time to time, the Company issues performance stock unit awards (PSUs) to certain executives. PSUs are similar to RSUs, but vesting is based on performance or market performance.

Currently outstanding PSUs were issued in 2010 and 2011. There are several tranches of PSUs that vest based on differing performance conditions including a market condition tied to the Company's total shareholder return relative to an airline peer group, and based on certain performance goals established by the Compensation Committee of the Board of Directors. The total grant-date fair value of PSUs issued during the first three months of 2011 was $2.3 million.

The Company recorded $0.4 million and $0.6 million of compensation expense related to PSUs in the first three months of 2011 and 2010, respectively.

Employee Stock Purchase Plan

Compensation expense recognized under the Employee Stock Purchase Plan was $0.1 million for the three months ended March 31, 2010 and was negligible for the three months ended March 31, 2011.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2011	2010
Stock options	$1.5	$1.8
Restricted stock units	2.7	2.5
Performance share units	0.4	0.6
Deferred stock awards	—	—
Employee stock purchase plan	—	0.1
Total stock-based compensation	$4.6	$5.0

NOTE 10. FLEET TRANSITION

Horizon Fleet Transition to All-Q400 Fleet

Horizon's long-term goal has been to transition to an all-Q400 fleet. As of March 31, 2011, Horizon operated nine CRJ-700 aircraft. During the first quarter of 2011, the Company removed four CRJ-700 aircraft through sublease to a third party carrier. The total charge associated with removing these aircraft from operations was $10.1 million for the three months ended March 31, 2011. The Company has an agreement to remove the remaining nine CRJ-700 aircraft in the second quarter of 2011 through either sublease or lease assignment to a third party carrier. Management expects the related charge to be approximately $18 million to $20 million.

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

NOTE 11. OPERATING SEGMENT INFORMATION

Effective January 1, 2011, Horizon's business model changed such that 100% of its capacity is sold to Alaska under a capacity purchase agreement (CPA). As is typical for similar arrangements, certain costs such as landing fees and aircraft rents, selling and distribution costs, and fuel costs directly related to regional flights operated by Horizon are now recorded by Alaska. Also, based on the terms of the new agreement, Horizon's revenues and Alaska's regional revenues have changed significantly on a year over year basis. All inter-company revenues and expenses are eliminated in consolidation, and these changes have no impact on the consolidated results.
Operating segment information for Alaska and Horizon for the three months ended March 31 was as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Operating revenues:
Alaska—mainline passenger(a)	$702.4	$587.0
Alaska—regional passenger(a)	176.5	76.1
Total Alaska passenger revenues	$878.9	$663.1
Alaska—other revenues	83.9	74.5
Total Alaska operating revenues	$962.8	$737.6
Horizon—brand flying(b)	—	89.3
Horizon—CPA	94.6	66.4
Horizon—other revenues	2.4	2.7
Total Horizon operating revenues	$97.0	$158.4
Elimination of inter-company revenues	(94.6)	(66.4)
Consolidated operating revenues	$965.2	$829.6

Operating expenses:
Alaska—mainline, excluding fuel	$497.7	$465.3
Alaska—mainline fuel	156.4	171.7
Alaska—regional	171.0	72.5
Total Alaska operating expenses	$825.1	$709.5
Horizon(c)	100.3	160.0
Other(d)	0.6	0.8
Elimination of inter-company expenses	(94.6)	(66.4)
Consolidated operating expenses	$831.4	$803.9

Nonoperating expenses:
Alaska	$(8.9)	$(10.9)
Horizon(c)	(3.9)	(4.6)
Other(d)	(0.3)	—
Consolidated nonoperating expenses	$(13.1)	$(15.5)

Income (loss) before income tax:
Alaska—mainline	$122.5	$13.2
Alaska—regional	6.3	4.0
Total Alaska	$128.8	$17.2
Horizon(c)	(7.2)	(6.2)
Other(d)	(0.9)	(0.8)
Consolidated income before income tax	$120.7	$10.2

	March 31, 2011	December 31, 2010
Total assets at end of period:
Alaska	$4,758.3	$4,610.2
Horizon	795.9	747.2
Other(d)	1,466.5	1,375.6
Elimination of inter-company accounts	(1,909.3)	(1,716.4)
Consolidated	$5,111.4	$5,016.6

(a)    Alaska mainline passenger revenue represents revenue from passengers aboard Alaska jets. Alaska regional passenger revenue represents revenue earned by Alaska on capacity provided by Horizon and a small third party under a capacity purchase arrangement.
(b)    As 100% of Horizon's capacity is sold to Alaska under the CPA, Horizon no longer has brand flying revenue.
(c)    Includes special charge of $10.1 million as result of removing four CRJ-700 through sublease to a third party during the first quarter 2011.
(d)    Includes parent company results and its investments in Alaska and Horizon, which are eliminated in consolidation.

NOTE 12. CONTINGENCIES

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Management believes the ultimate disposition of the matters is not likely to materially affect the Company's financial position or results of operations. This forward-looking statement is based on management's current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of arbitrators, judges and juries.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our Company, our operations and our present business environment. MD&A is provided as a supplement to - and should be read in conjunction with - our condensed consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report's introductory cautionary note and the risks mentioned in the Company's filings with the Securities and Exchange Commission, including those listed in Item 1A "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. This overview summarizes MD&A, which includes the following sections:

·    First Quarter in Review - highlights from the first quarter of 2011 outlining some of the major events that happened during the period and how they affected our financial performance.

·    Results of Operations - an in-depth analysis of the results of operations for the three months ended March 31, 2011. We believe this analysis will help the reader better understand our condensed consolidated statements of operations. This section also includes forward-looking statements regarding our view of the remainder of 2011.

·    Critical Accounting Estimates - a discussion of our accounting estimates that involve significant judgment and uncertainties.

·    Liquidity and Capital Resources - an analysis of cash flows, sources and uses of cash, contractual obligations, and commitments, and an overview of financial position.

Our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge at www.alaskaair.com. The information contained on our website is not a part of this quarterly report on Form 10-Q.

FIRST QUARTER IN REVIEW

Our consolidated pretax income was $120.7 million during the first quarter of 2011 compared to $10.2 million in the first quarter of 2010. The increase in our pretax earnings was primarily due to the $135.6 million increase in operating revenues, partially offset by increases in economic fuel costs and other operating costs. Higher economic fuel costs were partially offset by a mark-to-market fuel hedge gain of $82.0 million.

•	Consolidated unit revenues increased 430.4% over the first quarter of 2010, stemming from increases in ticket yield and higher load factors.

•
Economic fuel averaged $2.87 per gallon in the first quarter of 2011, compared to $2.26 per gallon in 2010. This resulted in an $81.7 million increase in our economic fuel expense compared to the first quarter of 2010.

Other significant developments during the first quarter of 2011 and through the filing of this Form 10-Q are described below.

Aircraft Purchase Commitments

In January 2011, we entered into an aircraft purchase agreement with Boeing to purchase 15 new B737 aircraft, including two B737-800 aircraft and 13 B737-900ER aircraft, with deliveries beginning in late 2012 and continuing through 2014. The agreement also includes options to purchase 15 additional B737-900ER aircraft with delivery positions in 2016 and 2017.

Update on Labor Negotiations

Alaska's employees represented by the International Association of Machinists, including customer service and reservation agents and certain clerical staff, ratified a new contract on January 31, 2011. Alaska also reached a tentative agreement on a new contract with its dispatchers, represented by the Transport Workers Union, on March 24, 2011.

Horizon Restructuring and Fleet Transition

Horizon's long-term goal has been to transition to an all-Q400 fleet. During the first quarter of 2011, we removed four CRJ-700 aircraft through sublease to a third party carrier, resulting in a charge of $10.1 million. Horizon also has an agreement to remove the remaining nine CRJ-700 aircraft in the second quarter of 2011 through either sublease or lease assignment to a third party carrier. We expect the related charge to be approximately $18 million to $20 million. Five of the nine aircraft removed during the second quarter will be flown by SkyWest Airlines on behalf of Alaska Airlines pursuant to a capacity purchase agreement.

Operational Performance

Alaska's operational results continue to be among the best in the industry. In January 2011, Alaska was awarded the On-Time Performance Service Award among major North American Airlines by FlightStats.com. In addition, Alaska Airlines held the No. 1 spot on the U.S. Department of Transportation on-time performance among the 10 largest U.S. airlines for the last twelve months ending in February. Our March on-time performance was negatively impacted by a system outage on March 26, 2011 that affected about 150 flights.

New Markets

In the first quarter, Alaska began daily non-stop service between Bellingham and Honolulu, non-stop service between San Jose and Kauai three times per week, and non-stop service between Oakland and Kauai four times per week.

Alaska also recently announced daily regional non-stop seasonal service between Portland and Billings, and between Portland and Missoula beginning in June 2011.

Stock Repurchase

In June 2010, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock. Through March 31, 2011 the Company had repurchased 789,000 shares of its common stock for $45.1 million under this program. In the first quarter 2011, 434,000 shares were repurchased for $26.3 million. The Company completed this repurchase program in early April. Since 2007, the Company has repurchased approximately 7.6 million shares of its common stock under such programs.

Outlook

Our primary focus every year is to run safe, compliant and reliable operations at our airlines. In addition to our primary objective, our key initiative in 2011 is to maintain our focus on optimizing revenue. Our specific focus will be on the way we merchandise fares and ancillary products and services on our website and through mobile applications.

Our biggest concern for 2011 is the rising cost of fuel. Our economic fuel expense increased 41.9% from $194.8 million, or $2.26 per gallon, in the first quarter of 2010 to $276.5 million, or $2.87 per gallon, in the first quarter of 2011. We currently expect the economic fuel cost per gallon to continue to increase in the second quarter to approximately $3.30 per gallon. However, because of our fuel-efficient aircraft and fuel hedge portfolio, we believe we are well prepared to handle these rising costs.

For the second quarter of 2011, our advance booked load factors are up 2 to 3 points compared to 2010 on a 7% expected increase in capacity.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2011 TO THREE MONTHS ENDED MARCH 31, 2010
Our consolidated net income for the first quarter of 2011 was $74.2 million, or $2.01 per diluted share, compared to a net income of $5.3 million, or $0.15 per diluted share, in the first quarter of 2010. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions. In the first quarter of 2011 we recognized net mark-to-market gains of $82.0 million ($51.0 million after tax, or $1.38 per share) compared to losses of $12.5 million ($7.8 million after tax, or $0.21 per share) in the first quarter of 2010.

•	The first quarter of 2011 includes Horizon CRJ-700 fleet transition costs of $10.1 million ($6.3 million after tax, or $0.17 per share).
We believe disclosure of the impact of these individual charges is useful information to investors and other readers because:

•	It is consistent with how we present information in our quarterly earnings press releases;

•	We believe it is the basis by which we are evaluated by industry analysts;

•	Our results excluding these items are most often used in internal management and board reporting and decision-making;

•
Our results excluding these adjustments serve as the basis for our various employee incentive plans, and thus the information allows investors to better understand the changes in variable incentive pay expense in our condensed consolidated statements of operations;  and

•	It is useful to monitor performance without these items as it improves a reader's ability to compare our results to those of other airlines.

Although we are presenting these non-GAAP amounts for the reasons above, investors and other readers should not necessarily conclude that these amounts are non-recurring, infrequent, or unusual in nature.

Excluding the mark-to-market adjustments and other noted items shown in the following table, our adjusted consolidated net income for the first quarter of 2011 was $29.5 million, or $0.80 per diluted share, compared to an adjusted consolidated net income of $13.1 million, or $0.36 per share, in the first quarter of 2010.

	Three Months Ended March 31,
	2011		2010
(in millions except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS, excluding noted items	$29.5	$0.80	$13.1	$0.36
CRJ fleet transition costs, net of tax	(6.3)	(0.17)	—	—
Adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel-hedge accounting, net of tax	51.0	1.38	(7.8)	(0.21)
Net income and diluted EPS as reported	$74.2	$2.01	$5.3	$0.15

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

	Three Months Ended March 31,
	2011		2010		Change
Consolidated:
Revenue passengers (000)	5,752		5,225		10.1%
Revenue passenger miles (RPM) (000,000)	5,853		5,048		15.9%
Available seat miles (ASM) (000,000)	7,112		6,350		12.0%
Revenue passenger load factor	82.3%		79.5%		2.8	pts
Operating revenue per ASM (RASM)	13.57	¢	13.06	¢	3.9%
Passenger revenue per ASM (PRASM)	12.36	¢	11.85	¢	4.3%
Operating expense per ASM (CASM), excluding fuel and CRJ-700 fleet transition costs(a)	8.81	¢	9.40	¢	(6.3)%
Economic fuel cost per gallon(a)	$2.87		$2.26		27.0%
Fuel gallons (000,000)	96.3		86.5		11.3%
Average number of full-time equivalent employees	11,884		11,698		1.6%
Operating fleet at period-end	171		170		1	a/c

Mainline Jet Operating Statistics:
Revenue passengers (000)	4,107		3,641		12.8%
RPM (000,000)	5,279		4,472		18.0%
ASM (000,000)	6,353		5,541		14.7%
Revenue passenger load factor	83.1%		80.7%		2.4	pts
Yield per passenger mile	13.31	¢	13.13	¢	1.4%
PRASM	11.06	¢	10.59	¢	4.4%
CASM, excluding fuel(a)	7.83	¢	8.40	¢	(6.8)%
Economic fuel cost per gallon(a)	$2.87		$2.25		27.6%
Fuel gallons (000,000)	83.1		72.3		14.9%
Average number of full-time equivalent employees	8,884		8,537		4.1%
Aircraft utilization (blk hrs/day)	10.4		9.3		11.8%
Average aircraft stage length (miles)	1,119		1,068		4.8%
Mainline operating fleet at period-end	117		112		5	a/c

Regional Operating Statistics:
RPM (000,000)	574		576		(0.3)%
ASM (000,000)	759		809		(6.2)%
Revenue passenger load factor	75.6%		71.2%		4.4	pts
PRASM	23.25	¢	20.44	¢	13.7%
(a)    See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.
NM    Not Meaningful

OPERATING REVENUES

Total operating revenues increased $135.6 million, or 16.3%, during the first three months of 2011 compared to the same period in 2010. The changes are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2011	2010	%Change
Passenger
Mainline	$702.4	$587.0	19.7
Regional	176.5	165.4	6.7
Total passenger revenue	$878.9	$752.4	16.8
Freight and mail	24.9	23.0	8.3
Other - net	61.4	54.2	13.3
Total operating revenues	$965.2	$829.6	16.3

Passenger Revenue – Mainline

Mainline passenger revenue for the first quarter 2011 improved by 19.7% on a 14.7% increase in capacity and a 4.4% increase in passenger revenue per available seat mile (PRASM) compared to 2010. The increase in capacity is driven by annualization of new routes added in 2010, much of which was Hawaii. The increase in PRASM was driven by a 1.4% rise in ticket yield and a 2.4-point increase in load factor compared to the prior year.

Our mainline load factor in April 2011 was 84.9% compared to 82.9% in April 2010. Our mainline advance bookings currently suggest that load factors will be up about 4.0 points in May and 1.5 points in June compared to the prior-year periods.

Passenger Revenue – Regional

Regional passenger revenue increased by $11.1 million or 6.7% compared to the first quarter 2010 on a 13.7% increase in PRASM compared to 2010, partially offset by a 6.2% decrease in capacity. The increase in PRASM was driven by an increase in ticket yield and a 4.4 point increase in load factor compared to the prior year.

Freight and Mail

Freight and mail revenue increased $1.9 million, or 8.3%, primarily as a result of higher volumes and yield and higher security and freight fuel surcharges.

Other – Net

Other—net revenue increased $7.2 million, or 13.3%, from 2010. The increase is primarily due to Mileage Plan revenues rising by $3.6 million driven by a larger number of miles sold to our affinity card partner and a contractual rate increase for those sold miles.

OPERATING EXPENSES

For the first quarter 2011, total operating expenses increased $27.5 million, or 3.4%, compared to 2010 mostly as a result of significantly higher economic fuel costs and higher non-fuel costs, partially offset by a mark-to-market fuel hedge benefit. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,
(in millions)	2011	2010	%Change
Fuel expense	$194.5	$207.3	(6.2)
Non-fuel expenses	636.9	596.6	6.8
Total Operating Expenses	$831.4	$803.9	3.4

Significant operating expense variances from 2010 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first quarter 2011 by $10.0 million, or 4.2%, compared to 2010. The primary components of wages and benefits are shown in the following table:

	Three Months Ended March 31,
(in millions)	2011	2010	%Change
Wages	$181.2	$169.3	7.0
Pension and defined-contribution retirement benefits	25.9	27.3	(5.1)
Medical benefits	22.6	23.6	(4.2)
Other benefits and payroll taxes	19.6	19.1	2.6
Total wages and benefits	$249.3	$239.3	4.2

Wages increased primarily due to increased pilot and flight attendant wages as a result of increased flying, higher wage rates, and a signing bonus to Alaska's clerical, office and passenger service employees in connection with a new contract ratified in January 2011. Productivity as measured by the number of passengers per FTE increased 8% compared to 2010.

The 5.1% decline in pension and other retirement-related benefits is primarily due to a reduction in our defined-benefit pension cost driven by the improved funded status at the end of 2010 as compared to the previous year partially offset by a slight increase in defined-contribution expense.

Medical benefits decreased 4.2% from the prior year primarily due to a decline in employee healthcare claims, partially offset by an increase in post-retirement medical expense. We expect medical benefits will be lower for the full year 2011 as a result of lower expected claims partially offset by more participants in the plan.

We expect wages and benefits to be higher in 2011 as compared to 2010 because of an increase in the number of FTEs as we bring back furloughed employees to handle the expected growth in 2011.

Variable Incentive Pay

Variable incentive pay expense decreased from $17.9 million in the first quarter 2010 to $16.4 million in first quarter 2011. The decrease is partially due to the fact that in 2010 our financial and operational results exceeded targets established by our Board more so than in 2011. For the full year 2011, we currently expect incentive pay to be approximately $61 million compared to the $92 million ultimately recorded in 2010.

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

Aircraft fuel expense decreased $12.8 million, or 6.2%, compared to the first quarter of 2010. The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
(in millions, except per-gallon amounts)	2011	2010	%Change
Fuel gallons consumed	96.3	86.5	11.3
Raw price per gallon	$3.00	$2.26	32.7
Total raw fuel expense	$289.0	$195.2	48.1
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(94.5)	12.1	NM
Aircraft fuel expense	$194.5	$207.3	(6.2)
NM = Not Meaningful

Fuel gallons consumed increased 11.3%, primarily as a result of an 8.5% increase in block hours and a 2.3% increase in fuel burn per block hour as a result of higher load factors.

The raw fuel price per gallon increased 32.7% as a result of higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the higher price of crude oil, as well as increased refinery margins associated with the conversion of crude oil to jet fuel.

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

Our economic fuel expense is calculated as follows:

	Three Months Ended March 31,
(in millions, except per-gallon amounts)	2011	2010	%Change
Raw fuel expense	$289.0	$195.2	48.1
Minus: net of cash received from settled hedges and premium expense recognized	(12.5)	(0.4)	NM
Economic fuel expense	$276.5	$194.8	41.9
Fuel gallons consumed	96.3	86.5	11.3
Economic fuel cost per gallon	$2.87	$2.26	27.0
NM = Not Meaningful

As noted above, the total net benefit recognized for hedges that settled during the period was $12.5 million in 2011, compared to a net benefit of $0.4 million in 2010. These amounts represent the cash received net of the premium expense recognized for those hedges.

We currently expect our economic fuel price per gallon to be significantly higher for the remainder of 2011 than in 2010 because of higher jet fuel prices. We expect economic fuel cost per gallon to be $3.30 in the second quarter 2011.

Aircraft Maintenance

Aircraft maintenance declined by $3.7 million, or 6.5%, compared to the prior-year quarter primarily because of lower component costs and reduced costs associated with aircraft returns. We expect aircraft maintenance to remain relatively flat for the full year 2011.

Aircraft Rent

Aircraft rent declined $6.5 million, or 17.6%, compared to the prior-year quarter as a result of the return of three leased mainline aircraft in the first quarter of 2010 and removal of four regional aircraft from operations in first quarter of 2011. We expect aircraft rent will be lower for the full year 2011 for these same reasons.

Contracted Services

Contracted services increased $3.9 million, or 9.8%, compared to the prior-year quarter 2010 as a result of an increase in the number of flights to airports where vendors are used and an increase in contract labor. We expect contracted services will be higher for the full year 2011 due to increased volume.

Selling Expenses

Selling expenses increased by $6.2 million, or 18.5%, compared to the first quarter in 2010 as a result of higher credit card and travel agency commissions and ticket distribution costs resulting from the increase in passenger traffic and average fares.
We expect selling expenses will be higher for the full year 2011 due to higher revenue-related costs.

Depreciation and Amortization

Depreciation and amortization increased $4.1 million, or 7.3%, compared to the first quarter of 2010. This is primarily due to additional B737-800 aircraft and Q400 aircraft deliveries in the first three months of 2011 and a full period of depreciation for aircraft delivered in 2010. We expect depreciation and amortization will be higher for the full year 2011 due to the full-year impact of aircraft that were delivered in 2010 and for 2011 aircraft deliveries.

Food and Beverage Service

Food and beverage costs increased $2.8 million, or 22.8%, from the prior-year quarter due to an increased number of passengers, the higher cost of some of our fresh food items served on board, and increased costs associated with food delivery. We expect food and beverage costs will be higher for the full year 2011 due to increased passenger and departure volume.

Other Operating Expenses

Other operating expenses increased $12.9 million, or 27.0%, compared to the prior-year quarter. The increase is primarily driven by higher personnel non-wage costs such as hotels, meals and per diems, higher passenger remuneration costs and higher legal costs. We expect other operating expenses to be higher for the full year 2011.

Fleet Transition Costs

We recorded $10.1 million during the first three months of 2011 related to the removal of four CRJ-700 aircraft from our operations. We expect to record additional expenses related to the sublease of the remaining CRJ-700 in the second quarter. We expect the charge for the second quarter to be approximately $18 million to $20 million.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Three Months Ended March 31,
	2011		2010		% Change
Consolidated:
Total operating expenses per ASM (CASM)	11.69	¢	12.66	¢	(7.7)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.74	¢	3.26	¢	(16.0)
CRJ-700 fleet transition costs	0.14		—		NM
CASM, excluding fuel and CRJ-700 fleet transition costs	8.81	¢	9.40	¢	(6.3)

	Three Months Ended March 31,
	2011		2010		% Change
Mainline:
Total mainline operating expenses per ASM (CASM)	10.30	¢	11.50	¢	(10.4)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.47	¢	3.10	¢	(20.3)
CASM, excluding fuel	7.83	¢	8.40	¢	(6.8)
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

•
Cost per ASM (CASM) excluding fuel and certain special items is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance.

•	CASM excluding fuel (and other items as specified in our plan documents) is an important metric for the employee incentive plan that covers all employees.

•
CASM excluding fuel and certain special items is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airlines to others in the industry. The measure is also the subject of frequent questions from investors.

•
Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items, such as fleet transition costs, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

•
Although we disclose our passenger unit revenues, we do not (nor are we able to) evaluate unit revenues excluding the impact that changes in fuel costs have had on ticket prices. Fuel expense represents a large percentage of our total operating expenses. Fluctuations in fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

We currently forecast our mainline costs per ASM excluding fuel and other special items for the second quarter and full year of 2011 to be down approximately 3% to 4% and 3%, respectively, compared to 2010. We currently forecast our consolidated costs per ASM excluding fuel and other special items for the second quarter and full year of 2011 to be down approximately 3% to 4% and 4%, respectively, compared to 2010.

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $13.1 million in the first quarter of 2011 compared to $15.5 million in the first quarter of 2010. The $2.2 million decrease in interest expense was primarily the result of lower interest rates and lower average debt balance, partially offset by swap breakage paid on debt instruments prepaid in the first quarter of 2011.

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)

We provide for income taxes based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective rate if it is our best estimate of our annual rate. For the first three months of 2011, we used the estimated income tax rate based on our current full-year estimate of pretax earnings. Our effective income tax rate on pretax income for the first three months of 2011 was 38.5%, compared to 48.0% for the first three months of 2010. In arriving at this rate, we considered a variety of factors, including our forecasted full-year pretax results, the U.S. federal rate of 35%, expected nondeductible expenses and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pretax income or loss and the magnitude of any nondeductible expenses in relation to that pretax amount.

CRITICAL ACCOUNTING ESTIMATES

For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our existing cash and marketable securities balance of $1.0 billion (which represents 26% of trailing twelve months revenue) and our expected cash flow from operations. We also have other sources of liquidity such as the ability to finance unencumbered aircraft, our combined $200 million bank line-of-credit facilities, and a “forward sale” of mileage credits to our affinity card bank partner.

During the first three months of 2011, we paid off the outstanding debt balances associated with two B737-800 aircraft totaling approximately $51.8 million. In addition to debt prepayments, we repurchased $26.3 million of our common stock in the first quarter of 2011. We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

We believe that our current cash and marketable securities balance of over $1.0 billion combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in U.S. government securities, certain asset-backed obligations and corporate debt securities. We do not invest in equities or auction-rate securities. As of March 31, 2011, we had a $10.1 million net unrealized gain on our cash and marketable securities balance.

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per-share and debt-to-capital amounts)	March 31, 2011	December 31, 2010	Change
Cash and marketable securities	$1,042.5	$1,208.2	(13.7)%
Cash and marketable securities as a percentage of trailing twelve months revenue	26%	32%	(6) pts
Long-term debt, net of current portion	$1,275.2	$1,313.0	(2.9)%
Shareholders’ equity	$1,170.1	$1,105.4	5.9%
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	65%:35%	67%:33%	(2) pts

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

During the first three months of 2011, net cash provided by operating activities was $118.8 million, compared to $54.5 million during the same period in 2010. The increase in operating cash flow was primarily due to the improvement in earnings and increase of cash inflows from advance ticket sales compared to the prior-year period. These increases were partially offset by the payment of 2010 incentive pay in the first quarter of 2011, which was larger than the payment of 2009 incentive pay in the first quarter of 2010. We typically generate positive cash flows from operations and expect to do so in 2011.

Cash Used in Investing Activities

Cash used in investing activities was $33.8 million during the first three months of 2011, compared to $47.9 million during the same period in 2010. Our capital expenditures were $149.1 million, or $123.2 million higher than in the same period of 2010, as we purchased three B737-800 aircraft and four Q400 aircraft. Our restricted deposits and other were $18.1 million higher than the first quarter of 2010 due to our plans to move to Terminal 6 at the Los Angeles International Airport (LAX) discussed later under "Los Angeles International Airport Improvements".

We currently expect capital expenditures for 2011 and 2012 to be as follows (in millions):

	2011	2012
Aircraft-related	$330	$315
Non-aircraft(1)	55	55
Total Air Group	$385	$370
(1) Includes our proprietary share of expenditures associated with Terminal 6 at LAX.

Cash Used in Financing Activities

Net cash used in financing activities was $114.3 million during the first three months of 2011 compared to $53.1 million during the same period in 2010. The change is primarily due to $51.8 million of debt prepayment in the first quarter of 2011. Additionally, we repurchased $26.3 million of our common stock in 2011, compared to $10.5 million repurchased in 2010.

Bank Line-of-Credit Facility

We have two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft. Borrowings on the other $100 million facility, which expires in March 2014, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. There are no outstanding balances on these facilities at March 31, 2011. We have no immediate plans to borrow using either of these facilities. See Note 4 in the condensed consolidated financial statements for further discussion.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

In January 2011, we executed an aircraft purchase agreement with Boeing for 15 new B737 aircraft, two 737-800 aircraft and 13 new B737-900ER aircraft, with deliveries starting late in 2012 and going through 2014. The agreement also includes options to purchase additional aircraft with delivery positions in 2016 and 2017. The firm orders mentioned above were inclusive of the conversion of eleven existing options.

Overall, we have firm orders to purchase 29 aircraft requiring future aggregate payments of approximately $1.0 billion, as set forth below. Alaska has options to acquire 42 additional B737s and Horizon has options to acquire 10 additional Q400s.

The following table summarizes aircraft purchase commitments and payments by year:

Aircraft	Delivery Period - Firm Orders
	Apr. 1 - Dec. 31, 2011	2012	2013	2014	2015	Beyond 2015	Total
Boeing 737-800	—	6	3	1	2	—	12
Boeing 737-900ER	—	—	6	7	—	—	13
Bombardier Q400	4	—	—	—	—	—	4
Total	4	6	9	8	2	—	29

Payments (millions)*	$189.5	$315.0	$291.8	$160.1	$34.6	$4.8	$995.8
*    Includes pre-delivery payments to Boeing and Bombardier as well as final aircraft payments.

We paid cash for three B737-800 aircraft and four Q400 aircraft deliveries in the first quarter of 2011. We expect to finance the four Q400 deliveries delivered in the first quarter and the four remaining 2011 deliveries because of the attractive interest rates available to us from Export Development Canada. We expect to pay for firm orders beyond 2011 and the option aircraft, if exercised, through internally generated cash, long-term debt, or operating lease arrangements.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of March 31, 2011.

(in millions)	Apr. 1 - Dec. 31, 2011	2012	2013	2014	2015	Beyond 2015	Total
Current and long-term debt obligations	$131.9	$216.9	$175.7	$141.9	$128.2	$650.3	$1,444.9
Operating lease commitments (1)	103.4	211.0	170.3	153.1	118.2	314.4	1,070.4
Aircraft purchase commitments	189.5	315.0	291.8	160.1	34.6	4.8	995.8
Interest obligations (2)	52.7	69.8	58.3	50.0	42.8	111.3	384.9
Other obligations (3)	39.2	52.2	42.2	54.3	—	—	187.9
Total	$516.7	$864.9	$738.3	$559.4	$323.8	$1,080.8	$4,083.9

(1)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. The aircraft operating leases include lease obligations for 16 leased Q200 aircraft and seven CRJ-700 aircraft, all of which are no longer in our operating fleets. We have accrued for these lease commitments based on their discounted future cash flows as we remain obligated under the existing lease contracts on these aircraft.

(2)	For variable-rate debt, future obligations are shown above using interest rates in effect as of March 31, 2011.

(3)
Includes minimum obligations under our long-term power-by-the-hour maintenance agreements for all B737 engines other than the B737-800. Excludes obligations associated with Skywest capacity purchase agreement executed on April 13, 2011.

Pension Obligations

The table above excludes contributions to our various pension plans, which could be approximately $35 million to $50 million per year based on our historical funding practice. There is no minimum required contribution for 2011, although the company expects to contribute $33.3 million in 2011.

Los Angeles International Airport Improvements

In 2009, we announced plans to move from Terminal 3 to Terminal 6 at Los Angeles International Airport (LAX). As part of this move, we have agreed to manage and fund up to $175 million of the project during the design and construction phase. The project is estimated to cost approximately $250 million and is expected to be completed in 2012. We expect Los Angeles World Airports and the Transportation Security Administration to reimburse us for the majority of the construction costs either during the course of, or upon the completion of, construction. On April 19, 2011, we signed a funding agreement with the City of Los Angeles and Los Angeles World Airports. We anticipate that our proprietary non-reimbursable share will be approximately $25 million of the total cost of the project. As of March 31, 2011, we recorded $49.6 million associated with this project in other assets, which represents total project costs to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010 except as follows:

Market Risk – Aircraft Fuel

We hedge our exposure to the volatility of jet fuel prices using crude oil call options and, recently, jet fuel refining margin swap contracts. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of March 31, 2011 would increase or decrease the fair value of our crude oil hedge portfolio by approximately $76.9 million and $69.7 million, respectively.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We made no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. However, you should carefully consider the factors discussed in such section of our Annual Report on Form 10-K,which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2011.

Issuer Purchases of Equity Securities	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased	Maximum approximate remaining dollar value of shares that can be purchased under the plan (1)
January 1, 2011 – January 31, 2011 (1)	140,000	60.83	140,000
February 1, 2011 – February 28, 2011 (1)	133,000	62.06	133,000
March 1, 2011 – March 31, 2011 (1)	161,000	59.53	161,000
Total	434,000	$60.73	434,000	$4,846,992

(1) Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in June 2010. The Company completed this repurchase program in early April 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

None.

ITEM 5.	EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.
Registrant

Date:	May 4, 2011

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description
10.1*	Supplemental Agreement No. 23 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.*

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

**	Filed herewith.
***
Exhibits are being furnished pursuant to 18 U.S.C. Section 1350 and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act",) or otherwise subject to the liability of that section. Such exhibits shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.