Form 10-Q/A
period 2011-03-31
ALASKA AIR GROUP INC
filed 2011-08-02
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
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

Alaska Air Group, Inc.
EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Alaska Air Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (Form 10-Q) is to re-file Exhibit 10.1 to the Form 10-Q.  Exhibit 10.1 is the Supplemental Agreement No. 23 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.  This agreement was originally filed pursuant to a Confidential Treatment Application filed with the Securities and Exchange Commission.  The nature of the material that had been omitted has been revised at the request of the Securities and Exchange Commission.
No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.  Abbreviated officer certifications are being filed herewith.

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description
10.1*#	Supplemental Agreement No. 23 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (abbreviated for Form 10-Q/A)
31.4 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (abbreviated for Form 10-Q/A)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
Date:  August 1, 2011
By: /s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)