Form 10-Q
period 2011-06-30
ALASKA AIR GROUP INC
filed 2011-08-04
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The registrant has 36,006,026 common shares, par value $1.00, outstanding at July 31, 2011.

ALASKA AIR GROUP, INC.
Quarterly Report on Form 10-Q for the three months ended June 30, 2011

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

(in millions)	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$67.0	$89.5
Marketable securities	1,086.5	1,118.7
Total cash and marketable securities	1,153.5	1,208.2
Receivables – net	167.8	120.1
Inventories and supplies – net	52.6	45.1
Deferred income taxes	126.4	120.5
Fuel hedge contracts	71.4	61.4
Prepaid expenses and other current assets	104.0	106.7
Total Current Assets	1,675.7	1,662.0

Property and Equipment
Aircraft and other flight equipment	4,065.8	3,807.6
Other property and equipment	621.7	616.5
Deposits for future flight equipment	165.5	202.5
	4,853.0	4,626.6
Less accumulated depreciation and amortization	1,603.1	1,509.5
Total Property and Equipment – Net	3,249.9	3,117.1

Fuel Hedge Contracts	84.9	69.9

Other Assets	223.3	167.6

Total Assets	$5,233.8	$5,016.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
Alaska Air Group, Inc.

(in millions except share amounts)	June 30, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$71.3	$60.2
Accrued aircraft rent	28.1	43.1
Accrued wages, vacation and payroll taxes	136.2	176.6
Other accrued liabilities	544.0	501.2
Air traffic liability	594.5	422.4
Current portion of long-term debt	253.9	221.2
Total Current Liabilities	1,628.0	1,424.7

Long-Term Debt, Net of Current Portion	1,154.9	1,313.0
Other Liabilities and Credits
Deferred income taxes	347.9	279.9
Deferred revenue	386.7	403.5
Obligation for pension and postretirement medical benefits	361.2	367.1
Other liabilities	148.6	123.0
	1,244.4	1,173.5
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value Authorized: 100,000,000 shares, Issued: 2011 – 37,689,589 shares; 2010 – 37,010,140 shares	37.7	37.0
Capital in excess of par value	838.9	815.5
Treasury stock (common), at cost: 2011 –1,626,547 shares; 2010 – 1,086,172 shares	(79.2)	(46.0)
Accumulated other comprehensive loss	(260.0)	(267.2)
Retained earnings	669.1	566.1
	1,206.5	1,105.4
Total Liabilities and Shareholders' Equity	$5,233.8	$5,016.6

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Alaska Air Group, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share amounts)	2011	2010	2011	2010
Operating Revenues
Passenger
Mainline	$819.9	$702.3	$1,522.3	$1,289.3
Regional	194.3	183.5	370.8	348.9
Total passenger revenue	1,014.2	885.8	1,893.1	1,638.2
Freight and mail	29.1	28.1	54.0	51.1
Other – net	66.9	62.3	128.3	116.5
Total Operating Revenues	1,110.2	976.2	2,075.4	1,805.8

Operating Expenses
Wages and benefits	242.8	239.6	492.1	478.9
Variable incentive pay	17.9	21.6	34.3	39.5
Aircraft fuel, including hedging gains and losses	397.5	255.0	592.0	462.3
Aircraft maintenance	49.1	53.8	102.4	110.8
Aircraft rent	29.0	35.4	59.5	72.4
Landing fees and other rentals	59.9	57.9	117.8	113.8
Contracted services	46.6	41.1	90.1	80.7
Selling expenses	45.8	38.2	85.6	71.8
Depreciation and amortization	61.7	58.0	122.0	114.2
Food and beverage service	17.1	14.3	32.2	26.6
Other	58.2	48.2	118.9	96.0
Fleet transition costs	26.8	3.4	36.9	3.4
Total Operating Expenses	1,052.4	866.5	1,883.8	1,670.4
Operating Income	57.8	109.7	191.6	135.4

Nonoperating Income (Expense)
Interest income	6.3	7.7	13.9	15.1
Interest expense	(20.0)	(26.3)	(43.4)	(51.9)
Interest capitalized	1.6	1.6	3.4	3.3
Other – net	1.3	1.3	2.2	2.3
	(10.8)	(15.7)	(23.9)	(31.2)
Income before income tax	47.0	94.0	167.7	104.2
Income tax expense	18.2	35.4	64.7	40.3
Net Income	$28.8	$58.6	$103.0	$63.9

Basic Earnings Per Share:	$0.80	$1.64	$2.86	$1.79
Diluted Earnings Per Share:	$0.78	$1.60	$2.80	$1.74
Shares used for computation:
Basic	35.983	35.698	35.988	35.683
Diluted	36.737	36.697	36.775	36.631

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
Alaska Air Group, Inc.

(in millions)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances at December 31, 2010	35.924	$37.0	$815.5	$(46.0)	$(267.2)	$566.1	$1,105.4
Net income for the six months ended June 30, 2011						103.0	103.0
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					1.7
Reclassification to earnings					(1.5)
Income tax effect					(0.2)
					—		—

Related to employee benefit plans:					12.7
Income tax effect					(4.8)
					7.9		7.9

Related to interest rate derivative instruments:
Change in fair value					(1.1)
Income tax effect					0.4
					(0.7)		(0.7)
Total comprehensive income							110.2
Purchase of treasury stock	(0.543)	—	—	(33.3)			(33.3)
Stock-based compensation	—	—	7.3	—			7.3
Treasury stock issued under stock plans	0.003	—	—	0.1			0.1
Stock issued for employee stock purchase plan	0.033	0.1	1.2	—			1.3
Stock issued under stock plans	0.646	0.6	14.9	—			15.5
Balances at June 30, 2011	36.063	$37.7	$838.9	$(79.2)	$(260.0)	$669.1	$1,206.5

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Alaska Air Group, Inc.

	Six Months Ended June 30,
(in millions)	2011		2010
Cash flows from operating activities:
Net income	$103.0		$63.9
Adjustments to reconcile net income to net cash provided by operating activities:
Fleet transition costs	36.9		3.4
Depreciation and amortization	122.0		114.2
Stock-based compensation	7.3		8.7
Increase in air traffic liability	172.1		162.7
Decrease in other assets and liabilities – net	(72.6)		(19.3)
Net cash provided by operating activities	368.7		333.6

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(214.8)		(45.3)
Other flight equipment	(11.1)		(52.6)
Other property and equipment	(15.2)		(13.9)
Total property and equipment additions	(241.1)		(111.8)
Proceeds from disposition of assets	12.4		3.3
Purchases of marketable securities	(427.7)		(578.1)
Sales and maturities of marketable securities	459.0		446.2
Increase in receivable related to Terminal 6 at LAX airport	(44.6)	—	—
Restricted deposits and other	0.1	0.5	0.5
Net cash used in investing activities	(241.9)		(239.9)

Cash flows from financing activities:
Long-term debt payments	(125.4)		(130.9)
Purchase of treasury stock	(33.3)		(26.3)
Proceeds and tax benefit from issuance of common stock	14.9		21.0
Other financing activities	(5.5)		(13.6)
Net cash used in financing activities	(149.3)		(149.8)

Net change in cash and cash equivalents	(22.5)		(56.1)
Cash and cash equivalents at beginning of year	89.5		164.2
Cash and cash equivalents at end of period	$67.0		$108.1
Supplemental disclosure of cash paid during the period for:
Interest (net of amount capitalized)	$39.7		$47.5
Income taxes	0.1		(4.8)

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alaska Air Group, Inc.
June 30, 2011

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Alaska Air Group, Inc. (Air Group or the Company) include the accounts of the parent company, Alaska Air Group, Inc., and its principal subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. These interim condensed consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of June 30, 2011, as well as the results of operations for the three and six months ended June 30, 2011 and 2010. The adjustments made were of a normal recurring nature.

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

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current format. The Company has also reclassified fuel costs of $3.7 million related to third-party contract flying from contracted services, as reported in the Company's earnings press release issued in Form 8-K on July 21, 2011, to aircraft fuel expense.

New and Prospective Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued a number of Accounting Standards Updates (ASUs). Those ASUs are as follows:

•
In September 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This accounting standard was effective for the Company for revenue arrangements entered into or materially modified in fiscal years beginning on January 1, 2011. It primarily impacts the accounting for recognition of revenue associated with frequent flyer credits. There was no immediate significant impact of this new standard on the Company's consolidated financial statements and there will be no impact until the Company materially modifies or enters into new contracts associated with its frequent flyer program.

•
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The standard revises guidance for fair value measurement and expands the disclosure requirements. It is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of this standard will have on the Company's consolidated financial statements.

•
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income - Presentation of Comprehensive Income. The standard revises guidance for the presentation and prominence of the items reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of this standard will have on the presentation of the Company's consolidated financial statements.

The FASB has issued a number of proposed ASUs. Those proposed ASUs are as follows:

•
Proposed ASU - Revenue Recognition - was issued in June 2010 and continues to evolve. We believe that a new revenue recognition standard could significantly impact the Company's accounting for the Company's Mileage Plan frequent flyer credits earned by passengers who fly on us or our partners, or miles sold to third parties.

•
Proposed ASU - Leases - was issued in August 2010 and continues to evolve. This proposed standard overhauls accounting for leases and would apply a “right-of-use” model in accounting for nearly all leases. For lessees, this would result in recognizing an asset representing the lessee's right to use the leased asset for the lease term and a liability to make lease payments. This proposed standard eliminates the operating lease concept from an accounting perspective, thereby eliminating rent expense from the income statement. This proposed standard, if adopted, would significantly impact the Company's consolidated financial statements. For example, we estimate the capitalized value of airplane leases to be approximately $850 million using a seven times annual rent factor.

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

No significant transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2011.

Cash, Cash Equivalents and Marketable Securities

The Company uses the “market approach” in determining the fair value of its cash, cash equivalents and marketable securities. The securities held by the Company are valued based on observable prices in active markets.

Amounts measured at fair value as of June 30, 2011 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$55.3	$11.7	$—	$67.0
Marketable securities	168.5	918.0	—	1,086.5
Total	$223.8	$929.7	$—	$1,153.5

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

Marketable securities consisted of the following (in millions):

	June 30, 2011	December 31, 2010
Amortized Cost:
U.S. government securities	$363.6	$514.8
Asset-backed obligations	165.7	176.8
Other corporate obligations	544.1	414.2
	$1,073.4	$1,105.8
Fair value:
U.S. government securities	$368.1	$518.5
Asset-backed obligations	165.2	176.7
Other corporate obligations	553.2	423.5
	$1,086.5	$1,118.7

Of the marketable securities on hand at June 30, 2011, 12% mature in 2011, 30% in 2012, and 58% thereafter. Gross gains and losses for the six months ended June 30, 2011 and 2010 were not material to the condensed consolidated financial statements.

Some of the Company’s asset-backed securities held at June 30, 2011 had credit losses, as defined in the accounting standards. Credit losses of $2.2 million were recorded through earnings in 2009 and represent the difference between the present value of future cash flows at the time and the amortized cost basis of the affected securities. No additional credit losses have been recorded since then.

Management does not believe the securities associated with the remaining $2.0 million net unrealized losses recorded in AOCL are “other-than-temporarily” impaired, as defined in the accounting standards, based on the current facts and circumstances. Management currently does not intend to sell these securities prior to their recovery nor does it believe that it will be more-likely-than-not that the Company would need to sell these securities for liquidity or other reasons.

Gross unrealized gains and losses at June 30, 2011 are presented in the table below (in millions):

		Unrealized Losses
	Unrealized Gains in AOCL	Less than 12 months	Greater than 12 months	Total Unrealized Losses	Less: Credit Loss Previously Recorded in Earnings	Net Unrealized Losses in AOCL	Net Unrealized Gains/(Losses) in AOCL	Fair Value of Securities with Unrealized Losses
U.S. Government Securities	$4.6	$(0.1)	$—	$(0.1)	$—	$(0.1)	$4.5	$18.1
Asset-backed obligations	1.1	(0.6)	(3.2)	(3.8)	(2.2)	(1.6)	(0.5)	56.8
Other corporate obligations	9.4	(0.3)	—	(0.3)	—	(0.3)	9.1	109.2
Total	$15.1	$(1.0)	$(3.2)	$(4.2)	$(2.2)	$(2.0)	$13.1	$184.1

Fair Value of Financial Instruments

The majority of the Company’s financial instruments are carried at fair value. Those include cash, cash equivalents and marketable securities (Note 2), restricted deposits (Note 7), fuel hedge contracts (Note 3), and interest rate swap agreements (Note 3). The Company’s long-term fixed-rate debt is not carried at fair value.

The estimated fair value of the Company’s long-term debt was as follows (in millions):

	Carrying Amount	Fair Value
Long-term debt at June 30, 2011	$1,408.8	$1,397.6
Long-term debt at December 31, 2010	$1,534.2	$1,531.0

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

The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Raw or “into-plane” fuel cost	$343.1	$222.9	$632.1	$418.1
(Gains) or losses in value and settlements of fuel hedge contracts	54.4	32.1	(40.1)	44.2
Aircraft fuel expense	$397.5	$255.0	$592.0	$462.3

Cash received, net of premiums expensed, for hedges that settled during the three and six month periods ended June 30, 2011 was $16.5 million and $29.0 million, respectively. Cash received, net of premiums expensed, for hedges that settled during the three and six month periods ended June 30, 2010 was $5.5 million and $5.9 million, respectively.

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

Outstanding fuel hedge positions as of August 3, 2011 are as follows:

	Approximate % of Expected Fuel Requirements	Gallons Hedged (in millions)	Approximate Crude Oil Price per Barrel	Approximate Premium Price per Barrel
Third Quarter 2011	50%	51.9	$86	$11
Fourth Quarter 2011	50%	48.6	$86	$11
Remainder of 2011	50%	100.5	$86	$11
First Quarter 2012	50%	48.6	$88	$12
Second Quarter 2012	50%	51.2	$93	$13
Third Quarter 2012	50%	53.0	$94	$13
Fourth Quarter 2012	44%	44.5	$93	$13
Full Year 2012	49%	197.3	$92	$13
First Quarter 2013	33%	32.6	$93	$14
Second Quarter 2013	27%	28.6	$92	$15
Third Quarter 2013	22%	24.0	$95	$15
Fourth Quarter 2013	16%	17.1	$97	$15
Full Year 2013	24%	102.3	$94	$14
First Quarter 2014	11%	11.5	$100	$15
Second Quarter 2014	6%	6.0	$99	$15
Full Year 2014	4%	17.5	$99	$15

The Company pays a premium to enter into crude oil option contracts. In order to receive economic benefit from the contract, the market price of crude oil must exceed the total of the contract strike price and the premium cost per barrel at the time of contract settlement.

The Company also has financial swap agreements in place to fix the refining margin component for approximately 50% of third quarter 2011 estimated jet fuel purchases at an average price of 75 cents per gallon and approximately 11% of fourth quarter 2011 estimated jet fuel purchases at an average price of 84 cents per gallon.

As of June 30, 2011 and December 31, 2010, the net fair values of the Company's fuel hedge positions were as follows (in millions):

	June 30, 2011	December 31, 2010
Crude oil call options or “caps”	$153.6	$129.3
Refining margin swap contracts	2.7	2.0
Total	$156.3	$131.3

The balance sheet amounts include capitalized premiums paid to enter into the contracts of $122.5 million and $108.6 million at June 30, 2011 and December 31, 2010, respectively.

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

At June 30, 2011, the Company had a liability of $10.0 million associated with these contracts, $6.2 million of which is expected to be reclassified into earnings within the next twelve months. The fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value. As such, the Company places these contracts in Level 2 of the fair value hierarchy.

NOTE 4. LONG-TERM DEBT

Long-term debt obligations were as follows (in millions):

	June 30, 2011	December 31, 2010
Fixed-rate notes payable due through 2024	$1,148.0	$1,233.6
Variable-rate notes payable due through 2024	260.8	300.6
Long-term debt	1,408.8	1,534.2
Less current portion	253.9	221.2
	$1,154.9	$1,313.0

During the first six months of 2011, the Company had no new debt borrowings and made scheduled debt payments of $73.6 million. In addition, the Company prepaid the full debt balance on two outstanding aircraft debt agreements totaling $51.8 million. Subsequent to June 30, 2011, the Company borrowed approximately $106 million for six of the Q400 aircraft delivered in the first six months of 2011. The Company plans to use the proceeds to pay down an equivalent amount of existing debt and has prepaid $85.5 million subsequent to the end of the second quarter through the date of this filing. The Company expects to prepay another $12 million to $15 million in the fourth quarter. In connection with the debt prepayment, we expect to incur costs of approximately $6 million.

Bank Lines of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft. Borrowings on the other $100 million facility, which expires in March 2014, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at June 30, 2011.

NOTE 5. COMMON STOCK REPURCHASE

In June 2011, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock. Through June 30, 2011 the Company had repurchased 31,500 shares of its common stock for $2.1 million under this program. This $50 million authorization was in addition to an earlier $50.0 million authorization that was completed in April 2011. The Company repurchased 511,800 shares in the first six months of 2011 under that program for $31.2 million. Since 2007, the Company has repurchased approximately 7.6 million shares of its common stock under such programs.

NOTE 6. EMPLOYEE BENEFIT PLANS

Pension Plans - Qualified Defined Benefit

Net pension expense for the three and six months ended June 30, 2011 and 2010 included the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$9.0	$8.1	$18.0	$16.2
Interest cost	18.3	16.9	36.6	33.8
Expected return on assets	(22.1)	(17.7)	(44.2)	(35.4)
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Actuarial loss	6.1	5.5	12.2	11.0
Net pension expense	$11.1	$12.6	$22.2	$25.2

The Company contributed $11.1 million and $22.2 million to its qualified defined-benefit plans during the three and six months ended June 30, 2011, respectively. There is no minimum required contribution in 2011, although the Company expects to contribute an additional $11.1 million to these plans during the remainder of 2011. The Company contributed $15.2 million and $30.4 million to its qualified defined-benefit pension plans during the three and six months ended June 30, 2010, respectively.

On June 20, 2011, the Board of Directors authorized the Company to amend its defined-benefit pension plans for salaried employees such that participants' benefits will freeze effective January 1, 2014. Active participants in the defined-benefit plan will receive a higher Company contribution to the defined-contribution plan beginning on the same date. The Company will remeasure the projected benefit obligation and will record any curtailment gain or loss from the amendments when executed. Management does not expect the gain or loss to be material to the financial statements.

Pension Plans - Nonqualified Defined Benefit

Net pension expense for the unfunded, noncontributory defined-benefit plans was $0.9 million and $0.8 million for the three months ended June 30, 2011 and 2010 was $1.8 million and $1.6 million for the six months ended June 30, 2011 and 2010. Similar to the amendment to the qualified plan, the Board of Directors amended the nonqualified defined-benefit plan such that participants' benefits will be frozen effective January 1, 2014.

Post-retirement Medical Benefits

Net periodic benefit cost for the post-retirement medical plans for the three months ended June 30, 2011 and 2010 was $3.7 million and $3.1 million, respectively. The net periodic benefit cost for the six months ended June 30, 2011 and 2010 was $7.4 million and $6.2 million, respectively.

NOTE 7. OTHER ASSETS

Other assets consisted of the following (in millions):

	June 30, 2011	December 31, 2010
Restricted deposits (primarily restricted investments)	$83.6	$83.6
Long-term receivable related to Terminal 6 at LAX airport	75.9	31.3
Deferred costs and other(a)	63.8	52.7
	$223.3	$167.6
(a)    Deferred costs and other includes deferred financing costs, long-term prepaid rent, lease deposits and other items.

In 2009, the Company announced plans to move from Terminal 3 to Terminal 6 at Los Angeles International Airport (LAX). As part of this move, the Company agreed to manage and fund up to $175 million of the project during the design and construction phase. The total project is estimated to cost approximately $250 million and is expected to be completed in 2012. On April 19, 2011, the Company signed a funding agreement with the City of Los Angeles and Los Angeles World Airports, which would reimburse the Company for the majority of the construction costs either during the course of, or upon the completion of, construction. The Company anticipates that its proprietary non-reimbursable share of the total cost of the project will be approximately $25 million. As of June 30, 2011, the Company recorded $75.9 million associated with this project in other assets, which represents total reimbursable project costs to date. In addition, the Company recorded $5.2 million for the proprietary share of this project in property and equipment as of June 30, 2011.

At June 30, 2011, the Company's restricted deposits were primarily restricted investments used to guarantee various letters of credit and workers compensation self-insurance programs. The restricted investments consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

NOTE 8. MILEAGE PLAN

Alaska's Mileage Plan deferrals and liabilities are included under the following balance sheet captions (in millions):

	June 30, 2011	December 31, 2010
Current Liabilities:
Other accrued liabilities	$286.1	$278.0
Other Liabilities and Credits:
Deferred revenue	367.0	382.1
Other liabilities	14.1	13.8
Total	$667.2	$673.9

Alaska's Mileage Plan revenue is included under the following condensed consolidated statement of operations captions for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Passenger revenues	$54.2	$51.0	$104.5	$92.1
Other-net revenues	51.6	48.6	97.2	90.6
Total Mileage Plan revenues	$105.8	$99.6	$201.7	$182.7

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

Stock Options

During the six months ended June 30, 2011, the Company granted 70,080 options with a weighted-average grant-date fair value of $32.99 per share. During the same period in the prior year, the Company granted 129,970 options with a weighted-average grant-date fair value of $18.05 per share.

The Company recorded stock-based compensation expense related to stock options of $0.5 million and $1.0 million for the three months ended June 30, 2011 and 2010 respectively. The Company recorded expense of $2.0 million and $2.8 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, $2.8 million of compensation cost associated with unvested stock option awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 2.0 years.

As of June 30, 2011, options to purchase 750,718 shares of common stock were outstanding with a weighted-average exercise price of $33.40. Of that total, 273,752 were exercisable at a weighted-average exercise price of $33.80.

Restricted Stock Awards

During the six months ended June 30, 2011, the Company awarded 74,096 restricted stock units (RSUs) to certain employees, with a weighted-average grant date fair value of $61.31. This amount reflects the value of the total RSU awards at the grant date based on the closing price of the Company's common stock.

The Company recorded stock-based compensation expense related to RSUs of $1.1 million and $1.3 million for the three month period ended June 30, 2011 and 2010, respectively, and $3.8 million and $3.8 million for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011 $5.8 million of compensation cost associated with unvested restricted stock awards attributable to future service had not yet been recognized. This amount will be recognized as expense over a weighted-average period of 1.9 years.

Performance Stock Awards

From time to time, the Company issues performance stock unit awards (PSUs) to certain executives. PSUs vest based on performance or market performance measures.

Currently outstanding PSUs were issued in 2010 and 2011. There are several tranches of PSUs that vest based on differing performance conditions including a market condition tied to the Company's total shareholder return relative to an airline peer group, and based on certain performance goals established by the Compensation Committee of the Board of Directors. The total grant-date fair value of PSUs issued during the six months ended June 30, 2011 was $2.3 million.

The Company recorded $0.6 million and $1.1 million of compensation expense related to PSUs in the three months ended June 30, 2011 and 2010, respectively, and $1.0 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively.

Deferred Stock Awards

In the second quarter of 2011, the Company awarded 4,208 Deferred Stock Unit awards (DSUs) to members of its Board of Directors as a portion of their retainers.  The underlying common shares are issued upon retirement from the Board, but require no future service period.  As a result, the entire intrinsic value of the awards on the date of grant was expensed in the quarter granted.  The total amount of compensation expense recorded in the second quarter of 2011 was $0.3 million.

The Company awarded 6,328 DSUs and recorded compensation expense of $0.3 million in the second quarter of 2010.

Employee Stock Purchase Plan

Compensation expense recognized under the Employee Stock Purchase Plan was $0.2 million for the three months ended June 30, 2011 and was $0.2 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively. There was no compensation expense recorded in the second quarter of 2010.

Summary of Stock-Based Compensation

The table below summarizes the components of total stock-based compensation for the three and six months ended June 30 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$0.5	$1.0	$2.0	$2.8
Restricted stock units	1.1	1.3	3.8	3.8
Performance share units	0.6	1.1	1	1.7
Deferred stock awards	0.3	0.3	0.3	0.3
Employee stock purchase plan	0.2	—	0.2	0.1
Total stock-based compensation	$2.7	$3.7	$7.3	$8.7

NOTE 10. FLEET TRANSITION

Horizon Fleet Transition to All-Q400 Fleet

Horizon's long-term goal has been to transition to an all-Q400 fleet. During the first six months of 2011, the Company removed the final 13 CRJ-700 aircraft from its fleet through sublease to a third-party carrier. The total charge associated with removing these aircraft from operations was $30.9 million for the six months ended June 30, 2011. During the first six months of 2010, the Company recorded a charge of $3.4 million related to the removal of a CRJ-700 aircraft through a sublease. The charges represent the discounted expected cash flows from the sublease arrangement and the expected maintenance costs that management expects to pay for Horizon's share of the first maintenance event for each aircraft.

Horizon has 16 Q200 aircraft that are subleased to a third-party carrier, for which an accrual related to the estimated sublease loss has been recorded in previous periods. The Company evaluated the associated liability in the second quarter of 2011 and determined that the ultimate loss associated with these aircraft will likely be higher than the original estimate. As such, the Company recorded an additional $6 million in the first six months of 2011 associated with these aircraft.

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
Operating segment information for Alaska and Horizon for the three and six months ended June 30 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues:
Alaska—mainline passenger(a)	$819.9	$702.3	$1,522.3	$1,289.3
Alaska—regional passenger(a)	194.3	82.6	370.8	158.7
Total Alaska passenger revenues	$1,014.2	$784.9	$1,893.1	$1,448.0
Alaska—other revenues	94.1	87.6	178.0	162.1
Total Alaska operating revenues	$1,108.3	$872.5	$2,071.1	$1,610.1
Horizon—brand flying(b)	—	100.9	—	190.2
Horizon—CPA	93.5	67.4	188.1	133.8
Horizon—other revenues	1.9	2.8	4.3	5.5
Total Horizon operating revenues	$95.4	$171.1	$192.4	$329.5
Elimination of inter-company revenues	(93.5)	(67.4)	(188.1)	(133.8)
Consolidated operating revenues	$1,110.2	$976.2	$2,075.4	$1,805.8

Operating expenses:
Alaska—mainline, excluding fuel	$498.4	$476.4	$996.1	$941.7
Alaska—mainline fuel	356.1	214.5	512.5	386.2
Alaska—regional	179.5	74.3	350.5	146.8
Total Alaska operating expenses	$1,034.0	$765.2	$1,859.1	$1,474.7
Horizon(c)	110.6	167.5	210.9	327.5
Other(d)	1.3	1.2	1.9	2.0
Elimination of inter-company expenses	(93.5)	(67.4)	(188.1)	(133.8)
Consolidated operating expenses	$1,052.4	$866.5	$1,883.8	$1,670.4

Nonoperating expenses:
Alaska	$(6.9)	$(10.8)	$(15.8)	$(21.7)
Horizon(c)	(4.2)	(4.8)	(8.1)	(9.4)
Other(d)	0.3	(0.1)	—	(0.1)
Consolidated nonoperating expenses	$(10.8)	$(15.7)	$(23.9)	$(31.2)

Income (loss) before income tax:
Alaska—mainline	$51.8	$87.6	$173.9	$100.9
Alaska—regional	15.6	8.9	22.3	12.8
Total Alaska	$67.4	$96.5	$196.2	$113.7
Horizon(c)	(19.4)	(1.2)	(26.6)	(7.4)
Other(d)	(1.0)	(1.3)	(1.9)	(2.1)
Consolidated income before income tax	$47.0	$94.0	$167.7	$104.2

	June 30, 2011	December 31, 2010
Total assets at end of period:
Alaska	$4,888.3	$4,610.2
Horizon	816.2	747.2
Other(d)	1,509.5	1,375.6
Elimination of inter-company accounts	(1,980.2)	(1,716.4)
Consolidated	$5,233.8	$5,016.6

(a)    Alaska mainline passenger revenue represents revenue from passengers aboard Alaska jets. Alaska regional passenger revenue represents revenue earned by Alaska on capacity provided by Horizon, SkyWest Airlines and another small third-party carrier in the state of Alaska under capacity purchase arrangements.
(b)    As 100% of Horizon's capacity is sold to Alaska under the CPA, Horizon no longer has brand flying revenue.
(c)    Includes special charges of $26.8 million and $36.9 million for the three and six months ended June 30, 2011 related to fleet transition charges at Horizon.
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

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our Company, our operations and our present business environment. MD&A is provided as a supplement to - and should be read in conjunction with - our condensed consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report's introductory cautionary note and the risks mentioned in the Company's filings with the Securities and Exchange Commission, including those listed in Item 1A "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. This overview summarizes MD&A, which includes the following sections:

·    Second Quarter in Review - highlights from the second quarter of 2011 outlining some of the major events that happened during the period and how they affected our financial performance.

·    Results of Operations - an in-depth analysis of the results of operations for the three and six months ended June 30, 2011. We believe this analysis will help the reader better understand our condensed consolidated statements of operations. This section also includes forward-looking statements regarding our view of the remainder of 2011.

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

SECOND QUARTER IN REVIEW

Our consolidated pretax income was $47.0 million during the second quarter of 2011 compared to $94.0 million in the second quarter of 2010. The decline in our pretax earnings was primarily due to the $142.5 million increase in aircraft fuel along with increases in other operating costs, partially offset by a $134.0 million increase in operating revenues.

•
Economic fuel averaged $3.28 per gallon in the second quarter of 2011, compared to $2.30 per gallon in 2010. This resulted in an $109.2 million increase in our economic fuel expense compared to the second quarter of 2010. Also, both periods reported mark-to-market losses associated with our fuel hedge positions, although the loss in the second quarter of 2011 was $33.3 million larger than the loss reported in the same period of 2010.

•
Consolidated unit revenues increased 6.0% compared to the second quarter of 2010, from increases in both the ticket yield and load factors.  More detail regarding these increases can be found in the "Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010 " section below.

Excluding the mark-to-market adjustment and fleet transition charges, we reported record second quarter net income of $89.6 million for the three months ended June 30, 2011 compared to $84.0 million for the same period in 2010. Please refer to our reconciliation of these non-GAAP measures to the most directly comparable GAAP measure our pretax income in the "Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010 " section below.

Other significant developments during the second quarter of 2011 and through the filing of this Form 10-Q are described below.

Customer Satisfaction Award

For the fourth year in a row, Alaska Airlines ranked "Highest in Customer Satisfaction among Traditional Network Carriers" in 2011 by J.D. Power & Associates.

Horizon Fleet Transition

Horizon's long-term goal has been to transition to an all-Q400 fleet. During the second quarter of 2011, we removed the final nine CRJ-700 aircraft from Horizon's operations through sublease to a third party carrier, resulting in a charge of $20.8 million. Five of the nine aircraft removed during the second quarter are now being flown by SkyWest Airlines on behalf of Alaska Airlines pursuant to a capacity purchase agreement.

Horizon recorded a charge of $6 million in the second quarter of 2011 related to its 16 non-operational Q200 aircraft currently subleased to a third-party carrier. We evaluated the associated liability in the second quarter of 2011 and determined the ultimate loss for these aircraft will be higher than the original estimate.

Operational Performance

Alaska's operational results continue to be among the best in the industry. Alaska Airlines held the No. 1 spot on the U.S. Department of Transportation on-time performance among the 10 largest U.S. airlines for the last twelve months ending in May. According to FlightStats.com, Alaska once again came out on top among the top 10 carriers. Furthermore, Alaska and Horizon ranked in second and third place among all U.S.-based carriers in June that FlightStats tracks. Horizon has also seen significant improvements in on-time arrival performance in recent months.

New Markets

Alaska began daily regional non-stop seasonal service between Portland and Billings, and between Portland and Missoula in June 2011 and recently announced daily service between San Diego and Honolulu beginning November 17, 2011.

Stock Repurchase

In April 2011, the Company completed the $50 million share repurchase program authorized by the Board of Directors in June 2010. Under this program, 866,800 total shares were repurchased, 77,800 during the second quarter of 2011. In June 2011, the Board of Directors authorized the Company to repurchase another $50 million of its common stock. Through June 30, 2011 the Company had repurchased 31,500 shares of its common stock for $2.1 million under this program. Since 2007, the Company has repurchased nearly 7.6 million shares of its common stock under such programs.

Outlook

Our primary focus every year is to run safe, compliant and reliable operations at our airlines. In addition to our primary objective, our key initiative in 2011 has been and continues to be a focus on optimizing revenue through our network planning and, to a lesser extent, the way we merchandise fares and ancillary products and services on our website and through mobile applications.

As we look to the remainder of 2011, there are some concerns that the economy is softening and the ability of the airlines to raise ticket prices will be enough to cover higher fuel costs. We will be monitoring passenger demand and advance bookings closely and will be diligent in our efforts to continue to match capacity with demand. As of the date of this report, however, our advance bookings for the third quarter are strong. Advance booked load factors are in line with prior year for the third quarter compared to 2010 on a 5% expected increase in capacity.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2011 TO THREE MONTHS ENDED JUNE 30, 2010
Our consolidated net income for the second quarter of 2011 was $28.8 million, or $0.78 per diluted share, compared to net income of $58.6 million, or $1.60 per diluted share, in the second quarter of 2010. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions. In the second quarter of 2011 we recognized net mark-to-market losses of $70.9 million ($44.1 million after tax, or $1.21 per share) compared to losses of $37.6 million ($23.3 million after tax, or $0.63 per share) in the second quarter of 2010.

•
The second quarter of 2011 includes Horizon fleet transition costs of $26.8 million ($16.7 million after tax, or $0.45 per share) compared to $3.4 million ($2.1 million, or $0.06 per share) in the second quarter of 2010.

We believe disclosure of the impact of these individual charges is useful information to investors and other readers because:

•	Along with our GAAP results, we also present this information in our quarterly earnings press releases and discuss this information in our quarterly earnings conference call;

•	We believe it is the basis by which we are evaluated by industry analysts;

•	Our results excluding these items are most often used in internal management and board reporting and decision-making;

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

Excluding the mark-to-market adjustments and other noted items shown in the following table, our adjusted consolidated net income for the second quarter of 2011 was $89.6 million, or $2.44 per diluted share, compared to an adjusted consolidated net income of $84.0 million, or $2.29 per share, in the second quarter of 2010.

	Three Months Ended June 30,
	2011		2010
(in millions except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS, excluding noted items	$89.6	$2.44	$84.0	$2.29
Fleet transition costs, net of tax	(16.7)	(0.45)	(2.1)	(0.06)
Adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel-hedge accounting, net of tax	(44.1)	(1.21)	(23.3)	(0.63)
Net income and diluted EPS as reported	$28.8	$0.78	$58.6	$1.60

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

	Three Months Ended June 30,						Six Months Ended June 30,
	2011		2010		Change		2011		2010		Change
Consolidated:(a)
Revenue passengers (000)	6,246		5,875			6.3%	11,998		11,100			8.1%
Revenue passenger miles (RPM) (000,000)	6,293		5,706			10.3%	12,146		10,754			12.9%
Available seat miles (ASM) (000,000)	7,469		6,965			7.2%	14,581		13,315			9.5%
Revenue passenger load factor	84.3%		81.9%		2.4	pts	83.3%		80.8%		2.5	pts
Operating revenue per ASM (RASM)	14.86	¢	14.02	¢		6.0%	14.23	¢	13.56	¢		4.9%
Passenger revenue per ASM (PRASM)	13.58	¢	12.72	¢		6.8%	12.98	¢	12.3	¢		5.5%
Operating expense per ASM (CASM), excluding fuel and CRJ-700 fleet transition costs(b)	8.41	¢	8.73	¢		(3.7)%	8.61	¢	9.05	¢		(4.9)%
Economic fuel cost per gallon(b)	$3.28		$2.30			42.6%	$3.08		$2.28			35.1%
Fuel gallons (000,000)	99.7		94.3			5.7%	196.0		180.8			8.4%
Average number of full-time equivalent employees	11,807		11,717			0.8%	11,846		11,707			1.2%
Operating fleet at period-end	166		173		(7)	a/c	166		173		(7)	a/c

Mainline Jet Operating Statistics:
Revenue passengers (000)	4,533		4,170			8.7%	8,640		7,811			10.6%
RPM (000,000)	5,697		5,072			12.3%	10,976		9,544			15.0%
ASM (000,000)	6,702		6,112			9.7%	13,055		11,653			12.0%
Revenue passenger load factor	85.0%		83.0%		2.0	pts	84.1%		81.9%		2.2	pts
Yield per passenger mile	14.39	¢	13.85	¢		3.9%	13.87	¢	13.51	¢		2.7%
PRASM	12.23	¢	11.49	¢		6.4%	11.66	¢	11.06	¢		5.4%
CASM, excluding fuel(b)	7.44	¢	7.79	¢		(4.5)%	7.63	¢	8.08	¢		(5.6)%
Economic fuel cost per gallon(b)	$3.27		$2.30			42.2%	$3.07		$2.28			34.6%
Fuel gallons (000,000)	87.1		79.6			9.4%	170.2		151.9			12.0%
Average number of full-time equivalent employees	8,899		8,621			3.2%	8,892		8,579			3.6%
Aircraft utilization (blk hrs/day)	10.5		10			5.0%	10.5		9.7			8.2%
Average aircraft stage length (miles)	1,104		1,076			2.6%	1,111		1,072			3.6%
Mainline operating fleet at period-end	117		116		1	a/c	117		116		1	a/c

Regional Operating Statistics:(c)
RPM (000,000)	596		634			(6.0)%	1,170		1,210			(3.3)%
ASM (000,000)	767		853			(10.1)%	1,526		1,662			(8.2)%
Revenue passenger load factor	77.7%		74.3%		3.4	pts	76.7%		72.8%		3.9	pts
PRASM	25.33	¢	21.51	¢		17.8%	24.30	¢	20.99	¢		15.8%
(a)    Except for revenue passengers and full-time equivalent employees, data includes information related to regional capacity purchase flying arrangements with Horizon Air, SkyWest and another third-party carrier in the state of Alaska.
(b)    See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.
(c)    Data includes information related to related to regional capacity purchase flying arrangements.

OPERATING REVENUES

Total operating revenues increased $134.0 million, or 13.7%, during the second quarter of 2011 compared to the same period in 2010. The changes are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2011	2010	%Change
Passenger
Mainline	$819.9	$702.3	16.7
Regional	194.3	183.5	5.9
Total passenger revenue	$1,014.2	$885.8	14.5
Freight and mail	29.1	28.1	3.6
Other - net	66.9	62.3	7.4
Total operating revenues	$1,110.2	$976.2	13.7

Passenger Revenue – Mainline

Mainline passenger revenue for the second quarter 2011 improved by 16.7% on a 9.7% increase in capacity and a 6.4% increase in passenger revenue per available seat mile (PRASM) compared to 2010. The increase in capacity is driven by annualization of new routes added in 2010 and new routes that began in the first half of the current year, most of which has been service to and from Hawaii. The increase in PRASM was driven by a 3.9% rise in ticket yield and a 2.0-point increase in load factor compared to the prior year.

Our mainline load factor in July 2011 was 88.5% compared to 87.4% in July 2010. Our mainline advance bookings currently suggest that load factors will be up about one point in August, two points in September and 1.5 points in October compared to the prior-year periods.

Passenger Revenue – Regional

Regional passenger revenue increased by $10.8 million or 5.9% compared to the second quarter 2010 on a 17.8% increase in PRASM compared to 2010, partially offset by a 10.1% decline in capacity due to fewer flights. The increase in PRASM was driven by a 12.6% increase in ticket yield and a 3.4-point increase in load factor compared to the prior year.

Freight and Mail

Freight and mail revenue increased $1.0 million, or 3.6%, primarily as a result of higher freight volumes on a strong seafood harvest in the state of Alaska, higher freight yields, and higher security and freight fuel surcharges. The increase in freight revenue was partially offset by lower mail revenue on lower volumes.

Other – Net

Other—net revenue increased $4.6 million, or 7.4%, from 2010. The increase is primarily due to Mileage Plan revenues rising by 3.0 million driven by a larger number of miles sold to our affinity card partner and a contractual rate increase for those sold miles.

OPERATING EXPENSES

For the second quarter of 2011, total operating expenses increased $185.9 million, or 21.5%, compared to 2010 mostly as a result of significantly higher fuel costs and higher fleet transition charges. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
(in millions)	2011	2010	%Change
Fuel expense	$397.5	$255.0	55.9
Non-fuel expenses	654.9	611.5	7.1
Total Operating Expenses	$1,052.4	$866.5	21.5

Significant operating expense variances from 2010 are more fully described below.

Wages and Benefits

Wages and benefits increased during the second quarter of 2011 by $3.2 million, or 1.3%, compared to 2010. The primary components of wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2011	2010	%Change
Wages	$172.7	$166.4	3.8
Pension and defined-contribution retirement benefits	22.6	23.2	(2.6)
Medical benefits	26.4	28.6	(7.7)
Other benefits and payroll taxes	21.1	21.4	(1.4)
Total wages and benefits	$242.8	$239.6	1.3

Wages increased slightly on a relatively flat FTE base and increases in average wage rates. Productivity as measured by the number of passengers per FTE increased 5.5% compared to 2010.

The 2.6% decline in pension and other retirement-related benefits is primarily due to a reduction in our defined-benefit pension cost driven by the improved funded status at the end of 2010 as compared to the previous year partially offset by a slight increase in defined-contribution expense.

Medical benefits decreased 7.7% from the prior year primarily due to a decline in employee healthcare claims, partially offset by an increase in post-retirement medical expense.

We expect wages and benefits to be higher in 2011 as compared to 2010 due to rate increases and additional flying.

Variable Incentive Pay

Variable incentive pay expense decreased from $21.6 million in the second quarter of 2010 to $17.9 million in the second quarter of 2011. The decrease is partially due to the fact that in 2010 our financial and operational results exceeded targets established by our Board more so than in 2011. For the full year 2011, we currently expect incentive pay to be approximately $69 million compared to the $92 million ultimately recorded in 2010.

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

Aircraft fuel expense increased $142.5 million, or 55.9%, compared to the second quarter of 2010. The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
(in millions, except per-gallon amounts)	2011	2010	%Change
Fuel gallons consumed	99.7	94.3	5.7
Raw price per gallon	$3.44	$2.36	45.8
Total raw fuel expense	$343.1	$222.9	53.9
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	54.4	32.1	NM
Aircraft fuel expense	$397.5	$255.0	55.9
NM - Not Meaningful

Fuel gallons consumed increased 5.7%, primarily as a result of an increase in block hours and a slight increase in fuel burn per block hour as a result of higher load factors.

The raw fuel price per gallon increased 45.8% as a result of higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the higher price of crude oil, as well as increased refinery margins associated with the conversion of crude oil to jet fuel.

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

Our economic fuel expense is calculated as follows:

	Three Months Ended June 30,
(in millions, except per-gallon amounts)	2011	2010	%Change
Raw fuel expense	$343.1	$222.9	53.9
Minus: net of cash received from settled hedges and premium expense recognized	(16.5)	(5.5)	NM
Economic fuel expense	$326.6	$217.4	50.2
Fuel gallons consumed	99.7	94.3	5.7
Economic fuel cost per gallon	$3.28	$2.30	42.2
NM - Not Meaningful

As noted above, the total net benefit recognized for hedges that settled during the period was $16.5 million in 2011, compared to a net benefit of $5.5 million in 2010. These amounts represent the cash received net of the premium expense recognized for those hedges.

We currently expect our economic fuel price per gallon to be significantly higher for the remainder of 2011 than in 2010 because of higher jet fuel prices. We expect economic fuel cost per gallon to be $3.38 in the third quarter of 2011, although this estimate changes frequently based on fluctuations in crude oil and refining margins.

Aircraft Maintenance

Aircraft maintenance expense declined by $4.7 million, or 8.7%, compared to the prior-year quarter primarily because of reduced costs associated with the return of leased aircraft, partially offset by higher airframe checks and component costs. We expect full year 2011 aircraft maintenance expense to decline from the prior year primarily due to these same reasons and lower expected engine maintenance costs at Horizon.

Aircraft Rent

Aircraft rent declined $6.4 million, or 18.1%, compared to the prior-year quarter as a result of the removal of 11 leased CRJ-700 regional aircraft from operations in first half of 2011. We expect aircraft rent will be lower for the full year 2011 for these same reasons.

Contracted Services

Contracted services increased $5.5 million, or 13.4%, compared to the prior-year quarter 2010 as a result of an increase in the number of flights to airports where vendors are used and an increase in contract labor. The increase is also the result of payments made to SkyWest Airlines for capacity flown on behalf of Alaska under a capacity purchase arrangement that began in May 2011. We expect contracted services will be higher for the full year 2011 due to increased volume and the impact of SkyWest flying.

Selling Expenses

Selling expenses increased by $7.6 million, or 19.9%, compared to the second quarter of 2010 as a result of a planned increase in advertising and higher credit card commissions resulting from the increase in passenger revenues. We expect selling expenses will be higher for the full year 2011 due to higher revenue-related costs.

Depreciation and Amortization

Depreciation and amortization increased $3.7 million, or 6.4%, compared to the second quarter of 2010. This is primarily due to additional B737-800 aircraft and Q400 aircraft deliveries in the first six months of 2011 and a full period of depreciation for aircraft delivered in 2010. We expect depreciation and amortization will be higher for all of 2011 compared to 2010 due to the full-year impact of aircraft that were delivered in 2010 and for 2011 aircraft deliveries.

Food and Beverage Service

Food and beverage costs increased $2.8 million, or 19.6%, from the prior-year quarter due to an increased number of passengers, increase in sales of buy on board products, the higher cost of some of our fresh food items served on board, and increased costs associated with food delivery. We expect food and beverage costs will be higher for the full year compared to 2010 due to increased passenger and departure volumes.

Other Operating Expenses

Other operating expenses increased $10.0 million, or 20.7%, compared to the prior-year quarter. The increase is primarily driven by supplies, higher personnel non-wage costs such as hotels, meals and per diems, higher passenger remuneration costs and property taxes. We expect other operating expenses will be higher for the full year of 2011 compared to 2010.

Fleet Transition Costs

We recorded $20.8 million during the second quarter of 2011 related to the removal of nine CRJ-700 aircraft from our operations. We also recorded a charge of $6.0 million reflecting a change in our estimated loss related to the Q200 aircraft previously operated by Horizon that are now subleased to a third-party operator.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Three Months Ended June 30,
	2011		2010		% Change
Consolidated:
Total operating expenses per ASM (CASM)	14.09	¢	12.44	¢	13.3
Less the following components:
Aircraft fuel, including hedging gains and losses	5.32	¢	3.66	¢	45.4
Fleet transition costs	0.36		0.05		NM
CASM, excluding fuel and fleet transition costs	8.41	¢	8.73	¢	(3.7)

	Three Months Ended June 30,
	2011		2010		% Change
Mainline:
Total mainline operating expenses per ASM (CASM)	12.75	¢	11.30	¢	12.8
Less the following components:
Aircraft fuel, including hedging gains and losses	5.31	¢	3.51	¢	51.3
CASM, excluding fuel	7.44	¢	7.79	¢	(4.5)
NM - Not Meaningful

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

Our current expectations for capacity and operating costs per ASM are summarized below:

	Forecast Q3 2011	Change Y-O-Y	Forecast Full Year 2011	Change Y-O-Y
Consolidated:
Capacity (ASMs in millions)	7,730	5%	29,600 - 29,800	6.5% - 7.5%
Cost per ASM excluding fuel and special items (cents)	8.2 - 8.3	(1)% - (2)%	8.45	(4)%

	Forecast Q3 2011	Change Y-O-Y	Forecast Full Year 2011	Change Y-O-Y
Mainline:
Capacity (ASMs in millions)	6,930	6%	26,400 - 26,600	8% -9%
Cost per ASM excluding fuel and special items (cents)	7.3 - 7.4	(2)% - (3)%	7.6	(3)%

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $10.8 million in the second quarter of 2011 compared to $15.7 million in the second quarter of 2010. The $6.3 million decrease in interest expense was primarily the result of lower interest rates and lower average debt balance. We expect that our consolidated nonoperating expense will be approximately $18 million in the third quarter of 2011, which includes costs of approximately $6 million associated with the prepayment of certain aircraft debt.

CONSOLIDATED INCOME TAX EXPENSE

See discussion below under "Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010."

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2011 TO SIX MONTHS ENDED JUNE 30, 2010

Our consolidated net income for the six months ended 2011 was $103.0 million, or $2.80 per diluted share, compared to net income of $63.9 million, or $1.74 per diluted share, for the first six months of 2010. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions. For the first six months of 2011 we recognized net mark-to-market gains of $11.1 million ($6.9 million after tax, or $0.19 per share) compared to losses of $50.1 million ($31.1 million after tax, or $0.85 per share) in the first six months of 2010.

•
The first half of 2011 includes Horizon fleet transition costs of $36.9 million ($22.9 million after tax, or $0.63 per share), compared to $3.4 million ($2.1 million, or $0.06 per share) in the same period of 2010.

Excluding the mark-to-market adjustments and the fleet transition costs, our adjusted consolidated net income for the first six months of 2011 was $119.0 million, or $3.24 per diluted share, compared to an adjusted consolidated net income of $97.1 million, or $2.65 per share, in the first six months of 2010.

	Six Months Ended June 30,
	2011		2010
(in millions except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS, excluding noted items	$119.0	$3.24	$97.1	$2.65
Fleet transition costs, net of tax	(22.9)	(0.63)	(2.1)	(0.06)
Adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel-hedge accounting, net of tax	6.9	0.19	(31.1)	(0.85)
Net income and diluted EPS as reported	$103.0	$2.80	$63.9	$1.74

OPERATING REVENUES

Total operating revenues increased $269.6 million, or 14.9%, during the first six months of 2011 compared to the same period in 2010. The changes are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2011	2010	%Change
Passenger
Mainline	$1,522.3	$1,289.3	18.1
Regional	370.8	348.9	6.3
Total passenger revenue	$1,893.1	$1,638.2	15.6
Freight and mail	54.0	51.1	5.7
Other - net	128.3	116.5	10.1
Total operating revenues	$2,075.4	$1,805.8	14.9

Passenger Revenue – Mainline

Mainline passenger revenue for the first six months of 2011 improved by 18.1% on a 12.0% increase in capacity and a 5.4% increase in passenger revenue per available seat mile (PRASM) compared to 2010. The increase in capacity is driven by the annualization of new routes added in 2010, much of which was Hawaii. The increase in PRASM was driven by a 2.7% rise in ticket yield and a 2.2-point increase in load factor compared to the prior year.

Passenger Revenue – Regional

Regional passenger revenue increased by $21.9 million or 6.3% compared to the first six months of 2010 on a 15.8% increase in PRASM compared to 2010, partially offset by a 8.2% decline in capacity. The increase in PRASM was driven by a 9.9% increase in ticket yield and a 3.9 point increase in load factor compared to the prior year.

Freight and Mail

Freight and mail revenue increased $2.9 million, or 5.7%, primarily as a result of higher freight volumes and higher security and freight fuel surcharges, partially offset by lower mail volumes.

Other – Net    `

Other—net revenue increased $11.8 million, or 10.1%, from 2010. The increase is primarily due to Mileage Plan revenues rising by $6.6 million driven by a larger number of miles sold to our affinity card partner and a contractual rate increase for those sold miles.

OPERATING EXPENSES

For the first six months of 2011, total operating expenses increased $213.4 million, or 12.8%, compared to 2010 mostly as a result of significantly higher fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,
(in millions)	2011	2010	%Change
Fuel expense	$592.0	$462.3	28.1
Non-fuel expenses	1,291.8	1,208.1	6.9
Total Operating Expenses	$1,883.8	$1,670.4	12.8

Significant operating expense variances from 2010 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first six months of 2011 by $13.2 million, or 2.8%, compared to 2010. The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,
(in millions)	2011	2010	Change %
Wages	$349.3	$330.7	5.6
Pension and defined-contribution retirement benefits	45.2	46.8	(3.4)
Medical benefits	52.3	55.9	(6.4)
Other benefits and payroll taxes	45.3	45.5	(0.4)
Total wages and benefits	$492.1	$478.9	2.8

Wages increased on a 1.2% increase in FTEs primarily due to increased pilot and flight attendant wages as a result of increased flying, higher wage rates, and a signing bonus to Alaska's clerical, office and passenger service employees in connection with a new contract ratified in January 2011. Productivity as measured by the number of passengers per FTE increased 6.8% compared to 2010.

The 3.4% decline in pension and other retirement-related benefits is primarily due to a reduction in our defined-benefit pension cost driven by the improved funded status at the end of 2010 as compared to the previous year partially offset by a slight increase in defined-contribution expense.

Medical benefits decreased 6.4% from the prior year primarily due to a decline in employee healthcare claims, partially offset by an increase in post-retirement medical expense.

Variable Incentive Pay

Variable incentive pay expense decreased from $39.5 million in first six months of 2010 to $34.3 million in first six months of 2011. The decrease is partially due to the fact that in 2010 our financial and operational results exceeded targets established by our Board more so than in 2011.

Aircraft Fuel

Aircraft fuel expense increased $129.7 million, or 28.1%, compared to the first six months of 2010. The elements of the change are illustrated in the following table:

	Six Months Ended June 30,
(in millions, except per-gallon amounts)	2011	2010	%Change
Fuel gallons consumed	196.0	180.8	8.4
Raw price per gallon	$3.23	$2.31	39.8
Total raw fuel expense	$632.1	$418.1	51.2
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	(40.1)	44.2	NM
Aircraft fuel expense	$592.0	$462.3	28.1
NM - Not Meaningful

Fuel gallons consumed increased 8.4%, primarily as a result of an increase in block hours and a slight increase in fuel burn per block hour as a result of higher load factors.

The raw fuel price per gallon increased 39.8% as a result of higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the higher price of crude oil, as well as increased refinery margins associated with the conversion of crude oil to jet fuel.

Our economic fuel expense is calculated as follows:

	Six Months Ended June 30,
(in millions, except per-gallon amounts)	2011	2010	%Change
Raw fuel expense	$632.1	$418.1	51.2
Minus: net of cash received from settled hedges and premium expense recognized	(29.0)	(5.9)	NM
Economic fuel expense	$603.1	$412.2	46.3
Fuel gallons consumed	196.0	180.8	8.4
Economic fuel cost per gallon	$3.08	$2.28	35.1
NM - Not Meaningful

As noted above, the total net benefit recognized for hedges that settled during the period was $29.0 million in 2011, compared to a net benefit of $5.9 million in 2010. These amounts represent the cash received net of the premium expense recognized for those hedges.

Aircraft Maintenance

Aircraft maintenance declined by $8.4 million, or 7.6%, compared to the prior-year period primarily because of lower costs associated with aircraft returns and lower engine maintenance costs, partially offset by higher component and materials costs.

Aircraft Rent

Aircraft rent declined $12.9 million, or 17.8%, compared to the prior-year period as a result of the return of three leased mainline aircraft in early 2010 and the removal of 11 leased CRJ-700 regional aircraft from operations in first half of 2011. The CRJ aircraft have been subleased to a third-party and the future expected discounted cash flows have been recorded as Fleet Transition Charges in the current period.

Contracted Services

Contracted services increased $9.4 million, or 11.6%, compared to the prior-year period in 2010 as a result of an increase in the number of flights to airports where vendors are used and an increase in contract labor. The increase is also the result of payments made to SkyWest Airlines for capacity flown on behalf of Alaska under a capacity purchase arrangement that began in May 2011.

Selling Expenses

Selling expenses increased by $13.8 million, or 19.2%, compared to the prior-year period in 2010 as a result of higher advertising costs, and higher credit card commissions and ticket distribution costs resulting from the increase in passenger traffic and average fares.

Depreciation and Amortization

Depreciation and amortization increased $7.8 million, or 6.8%, compared to the prior-year period in 2010. This is primarily due to additional B737-800 aircraft and Q400 aircraft deliveries in the first six months of 2011 and a full period of depreciation for aircraft delivered in 2010.

Food and Beverage Service

Food and beverage costs increased $5.6 million, or 21.1%, from the prior-year period due to an increased number of passengers, increase in sales of buy on board products, the higher cost of some of our fresh food items served on board, and increased costs associated with food delivery.

Other Operating Expenses

Other operating expenses increased $22.9 million, or 23.9%, compared to the prior-year period. The increase is primarily driven by supplies, higher personnel non-wage costs such as hotels, meals and per diems, higher passenger remuneration costs and property taxes.

Fleet Transition Costs

We recorded $30.9 million during the first six months of 2011 related to the removal of 13 CRJ-700 aircraft from our operations. We also recorded a charge of $6.0 million reflecting a change in our estimated loss related to the Q200 aircraft previously operated by Horizon that are now subleased to a third-party operator.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Six Months Ended June 30,
	2011		2010		% Change
Consolidated:
Total operating expenses per ASM (CASM)	12.92	¢	12.55	¢	2.9
Less the following components:
Aircraft fuel, including hedging gains and losses	4.05	¢	3.47	¢	16.7
Fleet transition costs	0.26	¢	0.03	¢	NM
CASM, excluding fuel and fleet transition costs	8.61	¢	9.05	¢	(4.9)

	Six Months Ended June 30,
	2011		2010		% Change
Mainline:
Total mainline operating expenses per ASM (CASM)	11.56	¢	11.40	¢	1.4
Less the following components:
Aircraft fuel, including hedging gains and losses	3.93	¢	3.32	¢	18.4
CASM, excluding fuel	7.63	¢	8.08	¢	(5.6)
NM - Not Meaningful

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $23.9 million in the first six months of 2011 compared to $31.2 million in the same period of 2010. The $8.5 million decrease in interest expense was primarily the result of lower interest rates and lower average debt balance, partially offset by swap breakage paid on debt instruments prepaid in the first half of 2011.

CONSOLIDATED INCOME TAX EXPENSE (BENEFIT)

Our effective income tax rate on pretax income for the first six months of 2011 was 38.6%, compared to 38.7% for the first six months of 2010. In arriving at this rate, we considered a variety of factors, including our forecasted full-year pretax results, the U.S. federal rate of 35%, expected nondeductible expenses and estimated state income taxes. We currently expect cash payments for federal income taxes to be substantially less than the amount provided on the income statement due to accelerated depreciation for tax purposes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is highly dependent on the level of pretax income or loss and the magnitude of any nondeductible expenses in relation to that pretax amount.

CRITICAL ACCOUNTING ESTIMATES

For information on our critical accounting estimates, see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our existing cash and marketable securities balance of $1.2 billion (which represents 28% of trailing twelve months revenue) and our expected cash flow from operations. We also have other sources of liquidity, if necessary, such as the ability to finance unencumbered aircraft, our combined $200 million bank line-of-credit facilities, and a “forward sale” of mileage credits to our affinity card bank partner.

During the first six months of 2011, we paid off the outstanding debt balances associated with two B737-800 aircraft totaling approximately $51.8 million. In addition to debt prepayments, we repurchased $33.3 million of our common stock in the first six months of 2011. We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

We believe that our current cash and marketable securities balance of $1.2 billion combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in U.S. government securities, certain asset-backed obligations and corporate debt securities. We do not invest in equities or auction-rate securities. As of June 30, 2011, we had a $13.1 million net unrealized gain on our cash and marketable securities balance.

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per-share and debt-to-capital amounts)	June 30, 2011	December 31, 2010	Change
Cash and marketable securities	$1,153.5	$1,208.2	(4.5)%
Cash and marketable securities as a percentage of trailing twelve-months revenue	28%	32%	(4) pts
Long-term debt, net of current portion	$1,154.9	$1,313.0	(12.0)%
Shareholders’ equity	$1,206.5	$1,105.4	9.1%
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	63%:37%	67%:33%	(4) pts

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

Cash provided by operating activities was $368.7 million during the first six months of 2011, compared to $333.6 million during the same period of 2010. The increase in operating cash flow was primarily due to the improvement in earnings and the increase of cash inflows from advance ticket sales compared to the prior year. These increases were partially offset by the payment of 2010 incentive pay, which was larger than the payment of 2009 incentive pay made in the prior year. We typically generate positive cash flows from operations and expect to do so in 2011.

 Cash Used in Investing Activities

During the first six months of 2011, cash used in investing activities was $241.9 million, compared to $239.9 million in 2010. Our capital expenditures were $129.3 million higher in the first six months of 2011 as we purchased three B737-800 aircraft and eight Q400 aircraft compared to four B737-800 aircraft in the prior year. In addition, our receivable for the non-proprietary share of expenditures associated with Terminal 6 at Los Angeles International Airport (LAX) was $44.6 million higher than 2010. Our plans to move to Terminal 6 at LAX are discussed later under "Los Angeles International Airport Improvements".

We currently expect capital expenditures for 2011 and 2012 to be as follows (in millions):

	2011	2012
Aircraft-related	$305	$315
Non-aircraft(a)	60	55
Total Air Group	$365	$370
(a)    Includes our proprietary share of expenditures associated with Terminal 6 at LAX.

Cash Used in Financing Activities

Cash used in financing activities during the first six months of 2011 was consistent with the prior year. We made debt prepayments of $51.8 million and $54.0 million during the first six months in 2011 and 2010. Additionally, we repurchased $33.3 million of our common stock during the first six months of 2011, compared to $26.3 million repurchased during the same period in 2010.

Bank Line-of-Credit Facility

We have two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft. Borrowings on the other $100 million facility, which expires in March 2014, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. There are no outstanding balances on these facilities at June 30, 2011. We have no immediate plans to borrow using either of these facilities. See Note 4 in the condensed consolidated financial statements for further discussion.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

In January 2011, we executed an aircraft purchase agreement with Boeing for 15 B737 aircraft, two B737-800 aircraft and 13 B737-900ER aircraft, with deliveries starting late in 2012 and going through 2014. The agreement also includes options to purchase additional aircraft with delivery positions in 2016 and 2017.

Overall, we have firm orders to purchase 25 aircraft requiring future aggregate payments of $894.0 million, as set forth below. Alaska has options to acquire 42 additional B737s and Horizon has options to acquire 10 additional Q400s.

The following table summarizes aircraft purchase commitments and payments by year as of June 30, 2011:

Aircraft	Delivery Period - Firm Orders
	Jul. 1 - Dec. 31, 2011	2012	2013	2014	2015	Beyond 2015	Total
Boeing 737-800	—	6	3	1	2	—	12
Boeing 737-900ER	—	—	6	7	—	—	13
Total	—	6	9	8	2	—	25

Payments (millions)(a)	$84.2	$316.5	$292.2	$160.5	$35.0	$5.6	$894.0
(a)    Includes pre-delivery payments to Boeing and Bombardier as well as final aircraft payments.

We paid cash for three B737-800 aircraft and eight Q400 aircraft deliveries in the first six months of 2011. Subsequent to the end of the quarter, we financed six of the Q400 deliveries through Export Development Canada, resulting in net proceeds of approximately $106.0 million. We intend to use the proceeds to prepay an equivalent amount of existing debt for B737-900 aircraft, resulting in no incremental net debt as of the end of the third quarter of 2011. We expect to pay for firm orders beyond 2011 and the option aircraft, if exercised, through internally generated cash, long-term debt, or operating lease arrangements.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of June 30, 2011.

(in millions)	Jul. 1 - Dec. 31, 2011	2012	2013	2014	2015	Beyond 2015	Total
Current and long-term debt obligations	$189.1	$201.8	$159.8	$125.1	$110.4	$622.6	$1,408.8
Operating lease commitments (a)	77.3	214.0	172.7	155.2	120.9	330.5	1,070.6
Aircraft purchase commitments	84.2	316.5	292.2	160.5	35.0	5.6	894.0
Interest obligations (b)	36.0	64.2	53.1	45.5	39.8	107.4	346.0
Other obligations (c)	35.7	69.3	59.6	72.0	18.0	44.8	299.4
Total	$422.3	$865.8	$737.4	$558.3	$324.1	$1,110.9	$4,018.8
(a)    Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. The aircraft operating leases include lease obligations for 16 leased Q200 aircraft and 14 CRJ-700 aircraft, all of which are no longer in our operating fleets. We have accrued for these lease commitments based on their discounted future cash flows as we remain obligated under the existing lease contracts on these aircraft.
(b)    For variable-rate debt, future obligations are shown above using interest rates in effect as of June 30, 2011.
(c)    Includes minimum obligations under our long-term power-by-the-hour maintenance agreements for all B737 engines other than the B737-800 and obligations associated with Skywest capacity purchase agreement executed on April 13, 2011.

Pension Obligations

The table above excludes contributions to our various pension plans, which could be approximately $35 million to $50 million per year based on our historical funding practice. There is no minimum required contribution for 2011, although the company expects to contribute $33.3 million in 2011.

Los Angeles International Airport Improvements

In 2009, we announced plans to move from Terminal 3 to Terminal 6 at Los Angeles International Airport (LAX). As part of this move, we have agreed to manage and fund up to $175 million of the project during the design and construction phase. The project is estimated to cost approximately $250 million and is expected to be completed in 2012. On April 19, 2011, the Company signed a funding agreement with the City of Los Angeles and Los Angeles World Airports, which would reimburse the Company for the majority of the construction costs either during the course of, or upon the completion of, construction. We anticipate that our proprietary non-reimbursable share will be approximately $25 million of the total cost of the project. As of June 30, 2011, we had recorded $75.9 million associated with this project in other assets, which represents total reimbursable project costs to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010 except as follows:

Market Risk – Aircraft Fuel

We hedge our exposure to the volatility of jet fuel prices using crude oil call options and, recently, jet fuel refining margin swap contracts. Call options are designed to effectively cap our cost of the crude oil component of fuel prices, allowing us to limit our exposure to increasing fuel prices. With these call option contracts, we still benefit from the decline in crude oil prices as there is no downward exposure other than the premiums that we pay to enter into the contracts. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of June 30, 2011 would increase or decrease the fair value of our crude oil hedge portfolio by approximately $64.9 million and $55.4 million, respectively.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We made no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2011.

Issuer Purchases of Equity Securities	Total Number of Shares Purchased	Average Price Paid per Share	Maximum approximate remaining dollar value of shares that can be purchased under the plan (2)
April 1, 2011 – April 30, 2011 (a)	77,800	62.52
May 1, 2011 – May 31, 2011	—	—
June 1, 2011 – June 30, 2011 (b)	31,500	66.65
Total	109,300	$63.71	$47,900,525
(a)     Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in June 2010. The Company completed this repurchase program in early April 2011.
(b)    Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in June 2011. This authorization expires in June 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

None.

ITEM 5.	EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.
Registrant

Date:	August 3, 2011

By:	/s/ Brandon S. Pedersen
Brandon S. Pedersen
Vice President/Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Description
10.1	Nonqualified Deferred Compensation Plan, as amended

10.2	1995 Elected Officers Supplementary Retirement Plan, as amended

10.3	2008 Performance Incentive Plan, Nonqualified Stock Option Agreement, as amended

10.4	2008 Performance Incentive Plan, Performance Stock Unit Award Agreement, as amended

10.5	2008 Performance Incentive Plan, Stock Unit Award Agreement, as amended

10.6	2008 Performance Incentive Plan, Stock Unit Award Agreement Incentive Award, as amended

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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