Form 10-K
period 2011-12-31
ALASKA AIR GROUP INC
filed 2012-02-21
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934[NO FEE REQUIRED]
For the fiscal year ended December 31, 2011

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

Large accelerated filer   ☒  Accelerated filer  ☐     Non-accelerated filer   ☐  Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of January 31, 2012, shares of common stock outstanding totaled 35,453,202. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2011, was approximately $2.5 billion (based on the closing price of $68.46 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE

Title of Document	Part Hereof Into Which Document is to be Incorporated
Definitive Proxy Statement Relating to 2011 Annual Meeting of Shareholders	Part III

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

As used in this Form 10-K, the terms “Air Group,” the "Company," “our,” “we” and "us," refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc. and Horizon Air Industries, Inc. are referred to as “Alaska” and “Horizon,” respectively, and together as our “airlines.”

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

PART I

ITEM 1. OUR BUSINESS

Alaska Air Group, Inc. (Air Group, the Company, our, we or us) is a Delaware corporation incorporated in 1985 and has two principal subsidiaries: Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), which provide scheduled air transportation for passengers and cargo throughout the United States, Canada and Mexico. During 2011, we provided air service to more than 24 million passengers and flew to more than 100 destinations.

The domestic airline industry is fiercely competitive. To set ourselves apart we have focused on outstanding operational performance and customer service as evidenced by being ranked “Highest in Customer Satisfaction among Traditional Network Carriers” by J.D. Power and Associates for four consecutive years. We believe we differentiate ourselves in a number of ways.

First, we offer an award-winning frequent flyer program, the Alaska Airlines Mileage PlanTM. Members can earn and redeem miles on Alaska, Horizon, and a network of 15 airline partners around the globe, including Delta Air Lines and American Airlines in the U.S. Our Mileage Plan has earned recognition as the "Frequent Flyer Program of the Year" five times in the Freddie Awards. In addition, our Mileage Plan Visa card has been named “Best Loyalty Credit Card in the Americas” for two years running.

Second, we are recognized as having industry-leading on-time performance and other key operational metrics. We are the only airline in the country with a Baggage Service Guarantee and recently launched new mobile applications for Android and iPhone smart phones that provide customers with new functionality aimed at making their travel experience more convenient and hassle-free. Improving the travel experience, particularly in the airport environment, is an area we will continue to focus on in 2012.

Third, we aim to provide a high quality onboard experience to our passengers. For example, we equipped our fleet of 737 aircraft with onboard Wi-Fi capability. With 98 percent of the fleet equipped, Alaska is an industry leader in this area. The Company also continues to focus on serving high-quality food and beverage products on board, using local products from the Pacific Northwest and Hawaii. Our Northern Bites meals-for-purchase program had record sales in 2011, and on February 1, 2012 we introduced Starbucks coffee on on Alaska Flights. Starbucks has been featured on Horizon flights for many years. Additionally, Alaska recently took delivery of its first new 737 featuring the Boeing Dreamliner-inspired Sky Interior. All future deliveries will include this new interior.

Fourth, we want to be known for our environmental leadership. In the fall of 2011, our airlines were the first U.S. carriers to operate multiple scheduled biofuel flights. We flew over 75 commercial flights between Seattle - Washington D.C. and Seattle - Portland using a 20 percent aviation biofuel blend, refined from used cooking oil. These routes were selected to demonstrate the use of biofuel on a transcontinental route on a Boeing 737 and a short-haul operation using the Bombardier Q400. Our inflight recycling programs divert an estimated 800 tons of mixed recyclables from local landfills each year. In 2011, Horizon flight attendants collected and diverted 90 percent of all recyclable materials, with Alaska flight crews setting a goal to divert 70 percent of all recyclable materials in 2012. Further, we are spearheading a "Greener Skies" initiative to implement GPS technology which will allow airlines to use more efficient and environmentally-friendly flight paths, resulting in improved flight procedures and reduced emissions.

And finally, we are striving to establish more direct relationships with our customers by engaging them whenever possible at alaskaair.com. Our completely re-designed website introduced in 2011 is now among the industry's fastest and is better equipped to offer a full range of travel products and services to our customers. Our focus is to drive more visitors to the site through enhanced online search efforts, email marketing, an expanded social media presence and other digital marketing efforts. As a result, alaskaair.com's share of total bookings is now over 50 percent.

Although Alaska and Horizon both operate as airlines, their business plans, competition, and economic risks differ substantially. Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. Horizon Air Industries is a Washington corporation that first began service and was incorporated in 1981. Horizon was acquired by Air Group in 1986. Alaska operates a fleet of passenger jets ("mainline operations") and contracts with Horizon, SkyWest Airlines, Inc. (SkyWest) and Peninsula Airways, Inc. (PenAir) for regional capacity under which Alaska receives all passenger revenue from those flights. Horizon operates a fleet of turboprop aircraft and sells all of its capacity to Alaska pursuant to a capacity purchase arrangement (the Horizon CPA). The Horizon CPA reflects what the Company believes are current market rates received by other regional carriers for similar flying. Amounts paid by Alaska to Horizon are available to pay for various Horizon operating expenses such as crew expenses, maintenance, and aircraft ownership costs.

Effective January 1, 2011, Horizon's business model changed such that 100% of its capacity is sold to Alaska under the Horizon CPA. As is typical for similar arrangements, certain costs such as landing fees, selling and distribution costs, and fuel costs directly related to regional flights operated by Horizon are now recorded by Alaska. Because of this change, Horizon's revenues and expenses and Alaska's Regional revenues and expenses have changed significantly on a year-over-year basis.

FOUR CONSECUTIVE YEARS OF BEING RANKED “HIGHEST IN CUSTOMER SATISFACTION AMONG TRADITIONAL NETWORK CARRIERS” BY J.D. POWER AND ASSOCIATES

MAINLINE

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

In 2011, we carried nearly 18 million revenue passengers in our mainline operations, and we carry more passengers between Alaska and the U.S. mainland than any other airline. Based on the number of passengers carried in 2011, Alaska’s leading airports are Seattle, Los Angeles, Anchorage and Portland. Based on 2011 revenues, the leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, and Seattle-Las Vegas. At December 31, 2011, Alaska’s operating fleet consisted of 117 Boeing 737 jet aircraft, compared to 114 aircraft as of December 31, 2010.

The percentage of mainline passenger traffic by market is presented below:

	2011	2010	2009
West Coast	31%	33%	36%
Within Alaska and between Alaska and the U.S. mainland	17%	19%	21%
Transcon/midcon	22%	24%	23%
Hawaii	19%	14%	9%
Mexico	9%	8%	9%
Canada	2%	2%	2%
Total	100%	100%	100%

Average Stage Length	1,114	1,085	1,034

REGIONAL

In 2011, our regional operations carried nearly 7 million revenue passengers, primarily in the states of Washington, Oregon, Idaho and California. Horizon is the largest regional airline in the Pacific Northwest and represented 87%, 98%, and 98%, of Air Group's regional revenue passengers during 2011, 2010, and 2009, respectively.

Based on 2011 passenger enplanements on regional aircraft, the leading airports are Seattle, Portland, Spokane, and Boise. Based on revenues in 2011, the leading nonstop routes are Portland-Seattle, Spokane-Seattle, and Seattle-Vancouver, British Columbia, Canada. At December 31, 2011, Horizon’s operating fleet consisted of 48 Bombardier Q400 turboprop aircraft. Horizon flights are listed under Alaska's designator code in airline reservation systems, and in most other customer-facing locations.

The percentage of regional passenger traffic by market is presented below:

	2011	2010	2009
West Coast	67%	70%	70%
Pacific Northwest	21%	19%	20%
Canada	8%	8%	7%
Within Alaska	2%	2%	2%
Mexico	2%	1%	1%
Total	100%	100%	100%

Average Stage Length	309	333	327

AIR GROUP CAPACITY

We attempt to deploy aircraft into the network in a way that best optimizes our revenues and profitability, reduces our seasonality, and takes advantage of demand in areas where other carriers have either exited or don't have the ability to serve.

The percentage of our capacity by market is as follows:

	2011	2010	2009
West Coast	37%	41%	45%
Alaska	18%	19%	20%
Transcon/midcon	19%	19%	17%
Hawaii	16%	11%	7%
Mexico	9%	8%	8%
Canada	1%	2%	3%
Total	100%	100%	100%

INDUSTRY CONDITIONS, COMPETITION, AND ALLIANCES

GENERAL

The airline industry is highly competitive and has historically been characterized by low profit margins subject to various uncertainties. This includes general economic conditions, volatile fuel prices, industry instability, intense competition, a largely unionized work force, the need to finance large capital expenditures and the related availability of capital, government regulation, and potential aircraft incidents. Airlines have high fixed costs, primarily for wages, aircraft fuel, aircraft ownership, and facilities rents. Because expenses of a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. In other words, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our operating and financial results. Passenger demand and ticket prices are, to a large measure, influenced by the general state of the economy, current global economic and political events and total available airline seat capacity.

YEAR IN REVIEW — 2011

2011 was characterized by continued industry capacity discipline with an increase in passenger traffic. This allowed for higher load factors and yields, leading others in the industry to report higher revenue and in some cases, stronger adjusted earnings compared to 2010. Jet fuel prices increased significantly in 2011, and that continues to be an area of concern in 2012.

During 2011, our key initiative was to optimize revenue.  We continued to redeploy capacity to better match demand, resulting in record passenger load factors. We also worked to lower non-fuel unit costs to better compete with carriers that have lower cost structures. Along with our continued focus on customer service and our strong operational performance, we reported record adjusted financial results that again were among the best in the industry.

OUR ABILITY TO REDEPLOY CAPACITY, COMBINED WITH LOWER NON-FUEL UNIT COSTS, OUR CONTINUED FOCUS ON CUSTOMER SERVICE, AND OUR INDUSTRY LEADING ON-TIME PERFORMANCE RESULTED IN 2011 RECORD ADJUSTED FINANCIAL RESULTS THAT WERE AGAIN AMONG THE BEST IN THE INDUSTRY.

FUEL

Our business and financial results are highly affected by the price and, potentially, the availability of jet fuel. Fuel prices have been extremely volatile over the past few years and are impacted by changes in both the price of crude oil as well as the West Coast refining margin, which represent the price of refining crude oil into jet fuel and can vary by region in the U.S.

The price of crude oil spiked in 2008 with a high of nearly $150 per barrel in July 2008 and dropped significantly to an average of $62 per barrel in 2009. We saw upward pressure on fuel prices again with an average crude oil price of just over $80 per barrel in 2010 and $95 per barrel in 2011. For us, a $1 per barrel increase in the price of oil equates to approximately $9 million of additional fuel cost annually.  Said another way, a one-cent change in our fuel price per gallon will impact our expected annual fuel cost by approximately $4 million per year.

While West Coast refining margins are a smaller portion of the overall price of jet fuel than crude oil, they also contributed to the overall price volatility in recent years. Refining margin prices reached a high of nearly $45 per barrel in May 2008, before they dropped to an average price of $24 per barrel in 2009. Refining margins prices dropped further in 2010 to average $14 a barrel, but then jumped upwards in 2011 and averaged $33 a barrel for the year. Generally, West Coast jet fuel prices are somewhat higher and more volatile than prices in the Gulf Coast or on the East Coast, putting our airlines at a slight competitive disadvantage.

We refer to the price we pay for fuel at the airport, including applicable taxes, as our “raw” fuel price. Historically, fuel costs have generally represented 10% to 15% of an airline’s operating costs, but due to volatility in prices over the past few years, fuel costs have been in the range of 30% to 50% of total operating costs. Both the crude oil and refining cost components of jet fuel are volatile and outside of our control, and they can have a significant and immediate impact on our operating results.

Our average raw fuel cost per gallon increased 36% in 2011, 27% in 2010, and declined 43% in 2009.

We use crude oil call options and jet fuel refining margin swap contracts as hedges to decrease our exposure to the volatility of jet fuel prices. Both call options and swaps effectively cap our pricing for the crude oil and refining margin components, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With the call option contracts, we still benefit from the decline in crude oil prices, as there is no future cash exposure above the premiums we pay to enter into the contracts. The swap contracts do not require an upfront premium, but do expose us to future cash outlays in the event actual prices are below the swap price during the hedge period.

OUR AIRCRAFT ARE AMONG THE MOST FUEL-EFFICIENT IN THEIR RESPECTIVE CLASSES.

We believe that operating fuel-efficient aircraft is the best hedge against high fuel prices. Alaska operates an all-Boeing 737 fleet. Horizon completed its transition to an all-Q400 turboprop fleet in 2011. Because of these changes, Alaska’s fuel burn expressed in available seat miles flown per gallon (ASMs/g) improved from 65.9 ASMs/g in 2006 to 76.6 ASMs/g in 2011. Similarly, Horizon’s fuel burn has improved from 51.7 ASMs/g in 2006 to 59.3 ASMs/g in 2011.

These reductions have not only reduced our fuel cost, but also the amount of greenhouse gases and other pollutants that our operations emit.

COMPETITION

Competition in the airline industry is intense. We believe the principal competitive factors in the industry that are important to customers are:

•	safety record and reputation,

•	fares,

•	flight schedules,

•	customer service,

•	routes served,

•	frequent flier programs,

•	on-time arrivals,

•	baggage handling,

•	on-board amenities,

•	type of aircraft, and

•	codesharing relationships.

We carry approximately 4% of all U.S. domestic passenger traffic. We compete with one or more domestic or foreign airlines on most of our routes, including both major legacy carriers and low-cost carriers.

Due to its short-haul markets, our regional operations also competes with ground transportation in many markets, including train, bus and automobile transportation.  Both carriers, to some extent, also compete with technology such as video conferencing and internet-based meeting tools that have changed the need for, or frequency of face-to-face business meetings.

ALLIANCES WITH OTHER AIRLINES

We have marketing alliances with a number of airlines that provide reciprocal frequent flyer mileage credit and redemption privileges as well as codesharing on certain flights as shown in the table below. Alliances are an important part of our strategy and enhance our revenues by:

•	offering our customers more travel destinations and better mileage credit/redemption opportunities;

•	giving our Mileage Plan program a competitive advantage because of our partnership with carriers from two major global alliances (Oneworld and Skyteam);

•	giving us access to more connecting traffic from other airlines; and

•	providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sell codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and at any time, one or more may be in the process of renegotiation.

Our marketing alliances with other airlines are as follows:

	Frequent Flyer Agreement	Codeshare — Alaska Flight # on Flights Operated by Other Airline	Codeshare — Other Airline Flight # on Flights Operated by Alaska / Horizon / SkyWest
Major U.S. or International Airlines
American Airlines/American Eagle	Yes	Yes	Yes
Air France	Yes	No	Yes
British Airways	Yes	No	No
Cathay Pacific Airways	Yes	No	Yes
Delta Air Lines (a)	Yes	Yes	Yes
Emirates Airline	Yes	No	No
Icelandair	Yes	No	Yes
KLM	Yes	No	Yes
Korean Air	Yes	No	Yes
Lan S.A.	Yes	No	Yes
Air Pacific (b)	Yes	No	Yes
Qantas	Yes	No	Yes
Regional Airlines
SkyWest (b)	Yes	Yes	No
Era Alaska	Yes	Yes	No
PenAir (b)	Yes	Yes	No
Kenmore Air (b)	Yes	No	No

(a)	Alaska has codeshare agreements with the Delta Connection carriers SkyWest, ASA, Pinnacle, Mesaba, Comair and Compass as part of its agreement with Delta.

(b)	These airlines do not have their own frequent flyer program. However, Alaska’s Mileage Plan members can earn and redeem miles on these airlines’ route systems.

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

•	Reservation call centers: These call centers are located in Phoenix, AZ, Kent, WA, and Boise, ID. We generally charge a $15 fee for booking reservations through these call centers.

Our sales by channel are as follows:

	2011	2010
Alaskaair.com	51%	48%
Traditional agencies	28%	28%
Online travel agencies	13%	15%
Reservation call centers	8%	9%
Total	100%	100%

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

We had 12,806 (9,640 at Alaska and 3,166 at Horizon) active full-time and part-time employees at December 31, 2011, compared to 12,039 (9,013 at Alaska and 3,202 at Horizon) at December 31, 2010. Wages, salaries and benefits (including variable incentive pay) represented approximately 41% and 43% of our total non-fuel operating expenses and 27% and 31% of our total expenses in 2011 and 2010, respectively.

At December 31, 2011, labor unions represented 83% of Alaska’s and 47% of Horizon’s employees. Our relations with our U.S. labor organizations are governed by the Railway Labor Act (RLA). Under this act, collective bargaining agreements do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in self-help.

Alaska’s union contracts at December 31, 2011 were as follows:

Union	Employee Group	Number of Active Employees	Contract Status
Air Line Pilots Association International (ALPA)	Pilots	1,393	Amendable 4/1/2013
Association of Flight Attendants (AFA)	Flight attendants	2,794	In Negotiations
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	700	Amendable 7/17/2012
IAM	Clerical, office and passenger service	2,328	Amendable 1/1/2014
Aircraft Mechanics FraternalAssociation (AMFA)	Mechanics, inspectors and cleaners	626	Amendable 10/17/2016
Mexico Workers Association of Air Transport	Mexico airport personnel	92	Amendable 9/1/2013
Transport Workers Union of America (TWU)	Dispatchers	36	Amendable 3/24/2015

 Horizon’s union contracts at December 31, 2011 were as follows:

Union	Employee Group	Number of Active Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	590	Amendable 12/14/2015
AFA	Flight attendants	504	In Negotiations
IBT	Mechanics and related classifications	327	Amendable 12/16/2014
TWU	Dispatchers	18	Amendable 8/26/2014
National Automobile, Aerospace, Transportation and General Workers	Station personnel in Van-couver and Victoria, BC, Canada	59	Expires 2/13/2013

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and executive officers of Alaska and Horizon who have significant decision-making responsibilities, their positions and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
William Ayer	Chairman, President and Chief Executive Officer of Alaska Air Group, Inc., Chairman and Chief Executive Officer of Alaska Airlines, Inc. and Chairman and Chief Executive Officer of Horizon Air Industries, Inc.	57	1985

Brandon Pedersen	Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	45	2003

Keith Loveless	Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc.	55	1996

Bradley Tilden	President of Alaska Airlines, Inc.	51	1994

Glenn Johnson	President of Horizon Air Industries, Inc.	53	1991

Benito Minicucci	Executive Vice President/Operations and Chief Operating Officer of Alaska Airlines, Inc.	45	2004

Kelley Dobbs	Vice President/Human Resources of Alaska Airlines, Inc.	45	2004

Mr. Ayer has been Air Group's President since February 2003 and became Chairman and Chief Executive Officer in May 2003. He has also served as Alaska Airlines’ Chairman since February 2003, as Chief Executive Officer since January 2002 and was

President from November 1997 to December 2008. He has served as Horizon Air Industries' Chairman and Chief Executive Officer since June 2010. Prior to that, he was Sr. Vice President/Customer Service, Marketing and Planning of Alaska Airlines from January 1997, and Vice President/Marketing and Planning from August 1995. Prior thereto, he served as Sr. Vice President/Operations of Horizon Air Industries from January 1995. Mr. Ayer also serves on the boards of Puget Energy, Inc., the Alaska Airlines Foundation, Angel Flight West, Inc., and the Museum of Flight. He also serves on the University of Washington Business School Advisory Board, and as a director of the Seattle branch of the Federal Reserve Board. In January 2012, Mr. Ayer was appointed to the University of Washington Board of Regents. On February 16, 2012, the Company announced that Mr. Ayer will resign as CEO but will remain as executive chairman of the board, effective May 15, 2012.

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

Mr. Tilden joined Alaska Airlines in 1991, became Controller of Alaska Air Group and Alaska Airlines in 1994, Chief Financial Officer in February 2000, Executive Vice President/Finance and Chief Financial Officer in January 2002, Executive Vice President/Finance and Planning in 2007, and President of Alaska Airlines in December 2008. He is a member of Air Group’s Management Executive Committee and was elected to the Air Group Board in 2010. On February 16, 2012, the Company announced the appointment of Mr. Tilden as the Chief Executive Officer, effective May 15, 2012.

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

Ms. Dobbs joined Alaska Airlines in 1987, became Staff Vice President/Human Resources – Staffing and Development in 2004, Vice President/Human Resources – Strategy, Culture and Inclusion in June 2007, Vice President/Human Resources and Labor Relations in 2009, and Vice President/Human Resources in 2011. She is a member of Air Group’s Management Executive Committee.

REGULATION

GENERAL

The airline industry is highly regulated.

The Department of Transportation (DOT), the Federal Aviation Administration (FAA) and the Transportation Security Administration (TSA) exercise significant regulatory authority over air carriers.

•
DOT: In order to provide passenger and cargo air transportation in the U.S., a domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. Certificates do not expire, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificates. In addition, the DOT has jurisdiction over the approval of international codeshare agreements, marketing alliance agreements between major domestic carriers, international and some domestic route authorities, Essential Air Service market subsidies, and carrier liability for personal or property damage. International treaties may also contain restrictions or requirements for flying outside of the U.S. and impose different carrier liability limits than those applicable to domestic flights. The DOT has recently been active in implementing a variety of “passenger protection”

regulations, covering subjects such as advertising, passenger communications, denied boarding compensation and tarmac delay response. As of January 26, 2012, carriers must adhere to DOT’s full-fare advertising rule, which requires quoted fares to include all applicable government taxes and fees.

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

•
TSA: Airlines serving the U.S. must operate a TSA-approved Aircraft Operator Standard Security Program (AOSSP), and comply with TSA Security Directives (SDs) and regulations. Airlines are subject to enforcement actions that are brought by the TSA from time to time for alleged violations of the AOSSP, SDs or security regulations. We are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate. Under TSA authority, we are also required to collect a September 11 Security Fee of $2.50 per enplanement from passengers and remit that sum to the government to fund aviation security measures. Carriers also pay the TSA a security infrastructure fee to cover passenger and property screening costs. These security infrastructure fees amounted to $12.6 million each year in 2011, 2010 and 2009.

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

AIRLINE FARES

Airlines are permitted to establish their own fares without governmental regulation and the industry is characterized by vigorous price competition. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries we serve.

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

It is expected that there will be legislation in the future to reduce carbon and other greenhouse gas emissions. Alaska and Horizon have transitioned to more fuel-efficient aircraft fleets, thereby greatly reducing our total emissions.

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

CUSTOMER SERVICE

Along with other domestic airlines, we have implemented a customer service commitment plan to address a number of service goals and regulatory requirements, including, but not limited to, goals relating to lowest fare availability, delays, cancellations and diversions, baggage delivery and liability, guaranteed fares and ticket refunds. As a testament to our service, Alaska has won the JD Power and Associates award for "Highest in Customer Satisfaction Among Traditional Network Carriers" for the past four years.

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

We have adopted an enterprise wide Risk Analysis and Oversight Program designed to identify the various risks faced by the organization, assign responsibility for managing those risks to individual executives within management ranks as well as align these risks with appropriate Board level oversight. These enterprise level identified risks have been aligned to the risk factors discussed below.

SAFETY, COMPLIANCE AND OPERATIONAL EXCELLENCE

Our reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of our aircraft or an aircraft operated by one of our codeshare partners or CPA carriers could involve a significant loss of life and result in a loss of confidence in our airlines by the flying public. We could experience significant claims from injured passengers, by-standers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. We maintain liability insurance in amounts and of the type generally consistent with industry practice, as do our codeshare partners and CPA carriers. However, the amount of such coverage may not be adequate to fully cover all claims and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve one of our aircraft, could cause a public perception that our airlines or the equipment they fly is less safe or reliable than other transportation alternatives, which would harm our business.

Changes in government regulation imposing additional requirements and restrictions on our operations or on the airports at which we operate could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the U.S. DOT, the TSA and the FAA have issued regulations that have required significant expenditures relating to the maintenance and operation of airlines and consumer protections. Similarly, many aspects of an airline’s operations are subject to increasingly stringent federal, state and local laws protecting the environment.

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

We have historically relied on outside vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, ground handling, fueling, computer reservation system hosting and software maintenance. As part of our cost-reduction efforts, our reliance on outside vendors has increased and may continue to do so in the future. In recent years, Alaska and Horizon have subcontracted their heavy aircraft maintenance, fleet service, facilities maintenance, and ground handling services at certain airports, including Seattle-Tacoma International Airport, to outside vendors.

Our use of outside vendors increases our exposure to several risks. In the event that one or more vendors goes into bankruptcy, ceases operation or fails to perform as promised, replacement services may not be readily available at competitive rates, or at all. If one of our vendors fails to perform adequately we may experience increased costs, delays, maintenance issues, safety issues or negative public perception of our airline. Vendor bankruptcies, unionization, regulatory compliance issues or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force us to renegotiate existing agreements on less favorable terms. These events could result in disruptions in our operations or increases in our cost structure.

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

STRATEGY

The airline industry is highly competitive. If we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.

We face significant competition with respect to routes, services, and fares. Some of our competitors have lower costs than we do and provide service to destinations served by us. We continue to strive toward aggressive cost-reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while achieving acceptable profit margins and return on capital. If we are unable to reduce our costs over the long-term and achieve sustained targeted return on invested capital, we will likely not be able to grow our business in the future or weather industry downturns and therefore our financial results may suffer.

We depend on a few key markets to be successful.

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles, Hawaii and Anchorage. A significant portion of our flights occur to and from our Seattle hub. In 2011, passengers to and from Seattle accounted for 63% of our total passengers.

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

The recent U.S. and global economic recession resulted in a decline in demand for air travel. While some economic indicators are showing signs of growth, unemployment remains high in some of our key markets. Given that the strength of the U.S. and global economies have an impact on the demand for air travel, a long-term economic slump could result in a need to adjust our capacity plans, which could harm our business, financial condition and results of operations.

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

Alaska and Horizon are parties to marketing agreements with a number of domestic and international air carriers, or “partners," including, but not limited to, American Airlines and Delta Air Lines. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. In addition, the agreements generally provide that members of Alaska’s Mileage Plan program can earn miles on or redeem miles for partner flights and vice versa. We receive a significant amount of revenue from flights sold under codeshare arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our Mileage Plan program. The loss of a significant partner or certain partner flights through bankruptcy, consolidation, or otherwise, could have a negative effect on our revenues or the attractiveness of our Mileage Plan, which we believe is a source of competitive advantage.

In November 2011, AMR Corporation, the parent of American Airlines, filed for bankruptcy protection. We do not believe the bankruptcy will impact our marketing agreement with American Airlines.

INFORMATION TECHNOLOGY

We rely heavily on automated systems to operate our business, and a failure or disruption of these systems or their operators could harm our business.

We depend on automated systems to operate our business, including our airline reservation system, our telecommunication systems, our website, our maintenance systems, our check-in kiosks, and other systems. Substantially all of our tickets are issued to passengers as electronic tickets and the majority of our customers check in using our website or our airport kiosks. We depend on our reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, our website, reservation system, and check-in systems must be able to accommodate a high volume of traffic, maintain secure information, and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures or service disruptions could reduce the attractiveness of our services and cause our customers to do business with another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch, and other operational needs. Disruptions, untimely recovery, or a breach of these systems could result in the loss of important data, an increase of our expenses, an impact on our operational performance, or a possible temporary cessation of our operations.

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

FINANCIAL CONDITION AND FINANCIAL MARKETS

Our business, financial condition, and results of operations are substantially exposed to the volatility of jet fuel prices. Increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, accounting for 34% and 27% of total operating expenses for the years ended December 31, 2011 and 2010, respectively. Significant increases in average fuel costs during the past several years have negatively affected our results of operations.

Future increases in the price of jet fuel will harm our financial condition and results of operations, unless we are able to increase fares or add additional ancillary fees to attempt to recover increasing fuel costs.

Our continuing obligation to fund our traditional defined-benefit pension plans could negatively affect our ability to compete in the marketplace.

Our defined-benefit pension plan assets are subject to market risk. If market returns are poor in the future, any future obligation to make additional cash contributions in accordance with the Pension Protection Act of 2006 could increase and harm our liquidity. Poor market returns also lead to higher pension expense in our consolidated statements of operations. The calculation of pension expense is dependent on many assumptions that are more fully described in “Critical Accounting Estimates” and Note 1 to our consolidated financial statements.

Our indebtedness and other fixed obligations could increase the volatility of earnings and otherwise restrict our activities and potentially lead to liquidity constraints.

Although we have reduced our long-term debt balance significantly over the past three years, we have, and may continue to have for the foreseeable future, a significant amount of debt. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues results in a disproportionately greater decrease in earnings.

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

Aviation insurers could increase their premiums in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull and liability war risk insurance provided by the government is currently mandated through September 30, 2013. Although the government may again extend the deadline for providing such coverage, we cannot be certain that any extension will occur, or if it does, for how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government and the coverage will be much more limited, including smaller aggregate limits and shorter cancellation periods. Significant increases in insurance premiums would adversely affect our business, financial condition and results of operations.

BRAND AND REPUTATION

We may not be successful in implementing important strategic initiatives, which may negatively impact our brand and reputation.

We continue to focus on strategic initiatives designed to increase our brand perception to a diverse and evolving demographic of airline travelers. These efforts include significant improvements to our airport space at Los Angeles International Airport
(LAX) and efforts to increase our direct customer relationships through improvements to our online purchasing portal (alaskaair.com), social media, and customer loyalty programs (Club 49).

If these efforts are unsuccessful or they negatively affect our reputation with our existing customer base, we may experience an adverse impact on our business and financial results. Furthermore, with the ongoing Horizon brand phase-out, there is a potential that we may lose some brand recognition from our customers in areas that Horizon has historically served.

LABOR RELATIONS AND LABOR STRATEGY

A significant increase in labor costs, unsuccessful attempts to strengthen our relationships with union employees, or loss of key personnel could adversely affect our business and results of operations.

Labor costs are a significant component of our total expenses, accounting for approximately 27% and 31% of our total operating expenses in 2011 and 2010, respectively. Each of our represented employee groups has a separate collective bargaining agreement, and could make demands that would increase our operating expenses and adversely affect our financial performance if we agree to them.

As of December 31, 2011, labor unions represented approximately 83% of Alaska’s and 47% of Horizon’s employees. Although we have been successful in maturing communications, negotiating approaches, and other strategies to enhance workforce engagement in the Company's long-term vision, future uncertainty around open contracts could be a distraction, affecting employee focus in our business and diverting management’s attention from other projects and issues.

We compete against the major U.S. airlines and other businesses for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, sustain employee engagement in the Company's strategic vision, or if we are unsuccessful at implementing succession plans for our key staff, we may be unable to grow or sustain our business. In such case, our operating results and business prospects could be harmed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2011:

Aircraft Type	Passenger Capacity	Owned	Leased	Total	Average Age in Years
B737-400	144	3	21	24	16.0
B737-400F(a)	—	1	—	1	12.8
B737-400C(a)	72	5	—	5	19.3
B737-700	124	17	—	17	11.5
B737-800	157	48	10	58	3.9
B737-900	172	12	—	12	9.4
Q400	76	33	15	48	6.1
Total		119	46	165

(a)	F-Freighter; C-Combination freighter/passenger

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," discusses future orders and options for additional aircraft.

Most of our owned aircraft secure long-term debt arrangements or collateralize our revolving credit facility.  See further discussion in “Liquidity and Capital Resources."

Alaska’s leased 737-400 and 737-800 aircraft have lease expiration dates between 2013 and 2016, and between 2015 and 2021, respectively. Horizon’s leased Q400 aircraft have expiration dates in 2018. Horizon also has two owned and 14 leased CRJ-700 aircraft that are subleased to third-party carriers.  Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.

The following table displays the currently anticipated fleet counts as of the end of each quarter in 2012:

	31-Mar-12	30-Jun-12	30-Sep-12	31-Dec-12
B737-400	24	24	24	24
B737-400F(a)	1	1	1	1
B737-400C(a)	5	5	5	5
B737-700	17	17	17	17
B737-800	60	61	61	61
B737-900	12	12	12	12
B737-900ER	—	—	—	3
Q400(b)	48	50	49	48
Totals	167	170	169	171

(a)	F-Freighter; C-Combination freighter/passenger

(b)	Includes two additional aircraft authorized subsequent to December 31, 2011

GROUND FACILITIES AND SERVICES

Alaska and Horizon lease ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings in various cities in the state of Alaska.

Alaska has centralized operations in several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) near Seattle, WA. These include a five-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and datacenter, an office building, and a corporate headquarters complex. Alaska also leases a stores warehouse, and office space for a customer service and reservation facility in Kent, WA. Alaska’s major facilities outside of Seattle include a regional headquarters building, an air cargo facility and a hangar/office facility in Anchorage, AK, as well as leased reservations facilities in Phoenix, AZ. and Boise, ID. Alaska uses its own employees for ground handling services at most of our airports in the state of Alaska. At other airports throughout our system, those services are contracted to various third-party vendors.

Horizon owns its Seattle corporate headquarters building. It leases an operations, training, and aircraft maintenance facility in Portland, as well as line maintenance stations in Boise, Bellingham, Eugene, Los Angeles, Medford, Redmond, Seattle, and Spokane.

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

The SEC has formally notified Mr. Ayer that the inquiry discussed in our 2010 Form 10-K has been closed.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2011, there were 35,474,775 shares of common stock of Alaska Air Group, Inc. issued and outstanding and 3,105 shareholders of record. We also held 2,391,747 treasury shares at a cost of $125.3 million. We have not paid dividends on the common stock since 1992 and have no plans to do so in the immediate future. Our common stock is listed on the New York Stock Exchange (symbol: ALK).

The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange:

	2011		2010
	High	Low	High	Low
First Quarter	$65.00	$56.15	$42.59	$31.24
Second Quarter	70.07	59.00	54.13	37.03
Third Quarter	70.61	51.79	54.66	42.00
Fourth Quarter	77.14	51.10	59.59	44.86

On February 15, 2012, the board of directors declared a two-for-one split of the Company's common stock to be accomplished by means of a stock distribution. The additional shares will be distributed on March 16, 2012, to the shareholders of record on March 2, 2012. The stock split will increase the Company's outstanding shares from approximately 35.5 million shares to about 71.0 million shares. Our historical outstanding shares will be recast upon the distribution.

SALES OF NON-REGISTERED SECURITIES

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan
October 1, 2011 – October 31, 2011(a)	132,000	$59.05	132,000
November 1, 2011 – November 30, 2011(a)	73,500	66.31	73,500
December 1, 2011 – December 31, 2011(a)	73,500	71.62	73,500
Total	279,000	$64.27	279,000	$1,702,870

(a)	Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in June 2011. The plan was completed in January 2012.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2006 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2006.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

	2011		2010		2009		2008	2007
CONSOLIDATED OPERATING RESULTS (audited)
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	4,317.8		3,832.3		3,399.8		3,662.6	3,506.0
Operating Expenses	3,868.9		3,360.7		3,132.4		3,834.8	3,295.1
Operating Income (Loss)	448.9		471.6		267.4		(172.2)	210.9
Nonoperating expense, net of interest capitalized(a)	(55.2)		(65.7)		(64.5)		(41.0)	(10.4)
Income (loss) before income tax	393.7		405.9		202.9		(213.2)	200.5
Net Income (Loss)	244.5		251.1		121.6		(135.9)	124.3
Average basic shares outstanding	35.878		35.822		35.815		36.343	40.125
Average diluted shares outstanding	36.710		36.786		36.154		36.343	40.424
Basic earnings (loss) per share	6.81		7.01		3.39		(3.74)	3.10
Diluted earnings (loss) per share	6.66		6.83		3.36		(3.74)	3.07
CONSOLIDATED FINANCIAL POSITION (audited)
At End of Period (in millions):
Total assets	$5,195.0		$5,016.6		$4,996.2		$4,835.6	$4,490.9
Long-term debt and capital lease obligations, net of current portion	1,099.0		1,313.0		1,699.2		1,596.3	1,124.6
Shareholders' equity	1,173.2		1,105.4		872.1		661.9	1,025.4
OPERATING STATISTICS (unaudited)
Consolidated:(b)
Revenue passengers (000)	24,790		23,334		22,320		24,199	25,110
Revenue passenger miles (RPM) (000,000) "traffic"	25,032		22,841		20,811		21,390	21,411
Available seat miles (ASM) (000,000) "capacity"	29,627		27,736		26,501		27,908	28,256
Load factor	84.5%		82.4%		78.5%		76.6%	75.8%
Yield	15.78	¢	15.27	¢	14.93	¢	15.76 ¢	15.20	¢
Passenger revenues per ASM (PRASM)	13.33	¢	12.58	¢	11.73	¢	12.08 ¢	11.51	¢
Operating revenues per ASM (RASM)	14.57	¢	13.82	¢	12.83	¢	13.12 ¢	12.41	¢
Operating expenses per ASM, excluding fuel and noted items (CASMex)(c)	8.55	¢	8.82	¢	9.20	¢	8.47 ¢	8.56	¢
Average number of full-time equivalent employees (FTE)	11,840		11,696		12,223		13,327	13,576
Mainline:
Revenue passengers (000)	17,810		16,514		15,561		16,809	17,558
RPMs (000,000) "traffic"	22,586		20,350		18,362		18,712	18,451
ASMs (000,000) "capacity"	26,517		24,434		23,144		24,218	24,208
Load factor	85.2%		83.3%		79.3%		77.3%	76.2%
Yield	14.06	¢	13.58	¢	13.28	¢	14.13 ¢	13.81	¢
PRASM	11.98	¢	11.31	¢	10.54	¢	10.92 ¢	10.52	¢
CASMex(c)	7.60	¢	7.85	¢	8.26	¢	7.49 ¢	7.50	¢
Operating fleet at period-end	117		114		115		110	115
Regional:(d)
Revenue passengers (000)	6,980		6,820		6,759		7,390	7,552
RPMs (000,000) "traffic"	2,446		2,491		2,449		2,678	2,960
ASMs (000,000) "capacity"	3,110		3,302		3,357		3,690	4,048
Load factor	78.6%		75.4%		73.0%		72.6%	73.1%
Yield	31.66	¢	29.11	¢	27.30	¢	27.20 ¢	23.86	¢
PRASM	24.90	¢	21.96	¢	19.92	¢	19.74 ¢	17.45	¢
Operating fleet at period-end (Horizon only)	48		54		58		59	70

(a)	Includes capitalized interest of $12.5 million, $6.2 million, $7.6 million, $23.2 million, and $27.8 million for 2011, 2010, 2009, 2008, and 2007, respectively.

(b)	Includes flights operated by SkyWest beginning in May 2011 and flights operated by PenAir under Capacity Purchase Agreements (CPA).

(c)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(d)	Data presented includes information related to regional CPAs, except for operating fleet.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•	Year in Review—highlights from 2011 outlining some of the major events that happened during the year and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of the results of our operations for the three years presented in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of operations. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of 2012.

•
Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, contractual obligations, commitments and off-balance sheet arrangements, an overview of financial position and the impact of inflation and changing prices.

•	Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

YEAR IN REVIEW

Our 2011 consolidated pretax income was $393.7 million compared to $405.9 million in 2010. The $12.2 million decline was primarily due to the $396.8 million increase in aircraft fuel expense and $111.4 million increase in other operating expenses, partially offset by the $485.5 million improvement in revenues. The increase in fuel cost was driven by the 36.1% increase in raw cost per gallon on a 5.6% increase in consumption. Our improvement in revenues was primarily due to a 9.6% increase in traffic and a 3.3% increase in yield.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of Non-GAAP measures to the most directly comparable GAAP measure.

Accomplishments and Highlights

Accomplishments and highlights from 2011 include:

•	We reported record adjusted earnings for 2011.

•
Alaska and Horizon continued their excellent operational performance again in 2011 as measured by on-time arrivals and completion rate as reported to the Department of Transportation (DOT). As a result, we were awarded the 2011 On-Time Performance Service Award among major North American Airlines by FlightStats.com for the second consecutive year.

•	For the fourth year in a row, Alaska Airlines ranked “Highest in Customer Satisfaction among Traditional Network Carriers” in 2011 by J.D. Power and Associates.

•	We were the first North America carrier to receive the Joseph S. Murphy Industry Service Award for outstanding public and community service by Air Transport World magazine.

•	For the year, the Wall Street Journal named Alaska Airlines the best performing carrier in the U.S. in its annual Middle Seat analysis.

•	We won the Seattle Business Magazine 2011 Green Award, in the Large Services company category.

•	During the year, we reached a five-year agreement with the Aircraft Mechanics Fraternal Association (AMFA) representing the aircraft technicians.

•	For the year, our employees earned $71.9 million in incentive pay for meeting certain operational and financial goals. We also contributed $133.3 million to Alaska’s defined-benefit pension plans.

Horizon Fleet Transition

To strengthen the regional operations we implemented several changes in 2011, including: Unifying our external brand to the Alaska Airlines brand, Horizon became a 100% CPA carrier, Horizon transitioned to an all-Q400 fleet, Horizon subleased CRJ-700 aircraft and removed all residual inventory, Horizon outsourced certain activities to third parties, and a limited number of long stage-length routes were transitioned to SkyWest.

New Markets

In 2011, we added several non-stop routes to our overall network as follows:

New Non-Stop Routes Between	Frequency (Weekly)	Start Date
Bellingham to Honolulu	Daily	1/7/2011
Lihue to San Jose	3x weekly	3/27/2011
Lihue to Oakland	4x weekly	3/28/2011
Billings to Portland	Daily (seasonal)	6/5/2011
Missoula to Portland	Daily (seasonal)	6/5/2011
San Diego to Honolulu	Daily	11/17/2011

We will also add new cities and non-stop routes in 2012 as follows:

New Non-Stop Routes Between	Frequency (Weekly)	Start Date
San Jose to Palm Springs	Daily (seasonal)	2/17/2012
Seattle to Kansas City	Daily	3/12/2012
Oakland to Honolulu	Daily	4/10/2012
San Jose to Honolulu	Daily	4/10/2012
Portland to Long Beach	Daily	3/12/2012
San Diego to Santa Rosa	Daily	6/4/2012
San Diego to Fresno	2x Daily	6/4/2012
San Diego to Monterey	Daily	6/4/2012
Reno to San Jose	2x Daily	6/4/2012
Portland to Bellingham	Daily (seasonal)	6/4/2012
Portland to Bozeman	Daily (seasonal)	6/4/2012
Portland to Santa Barbara	Daily (seasonal)	6/4/2012
Seattle to Philadelphia	Daily	6/11/2012
Seattle to Fort Lauderdale (replaces Seattle to Miami)	Daily	7/16/2012

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

Stock Repurchase

In 2011, we repurchased 1,309,300 shares of our common stock for $79.5 million under the $50 million repurchase plans authorized by the our Board of Directors in June 2010 and June 2011. Since 2007, we have repurchased 8.4 million shares of common stock under such programs for $262 million for an average price of approximately $31 per share.

Outlook

Our primary focus every year is to run safe, compliant and reliable operations at our airlines. In addition to our primary objective, our key initiative in 2012 is to focus on the customer travel experience. Our specific focus will be on providing information and mobile capabilities to our customers as well as to speed them through the airport on the day of travel.
Our biggest concern for 2012 is the rising cost of fuel. However, with our fuel-efficient aircraft and our fuel hedge portfolio, we believe we are better prepared to handle those rising costs than others in the industry.

Our advance bookings suggest our load factors will be up 2.5 pts in February and 2.5 pts in March compared to the same periods in 2011 on an expected 3.5% increase in capacity for the first quarter of 2012.

Subsequent Events

On February 15, 2012, the board of directors declared a two-for-one split of the Company's common stock to be accomplished by means of a stock distribution. The additional shares will be distributed on March 16, 2012, to the shareholders of record on March 2, 2012. The stock split will increase the Company's outstanding shares from approximately 35.5 million shares to about 71.0 million shares. Our historical outstanding shares will be recast upon the distribution.
Additionally, the board of directors approved a stock repurchase program authorizing the Company to purchase up to $50 million of its common stock with available cash on hand.
Furthermore, the board of directors authorized Horizon to purchase two Q400 aircraft in April and June 2012 and sell two Q400 aircraft in the fall of 2012. The expected capital expenditures and aircraft purchase commitments reflect this action.

RESULTS OF OPERATIONS

2011 COMPARED WITH 2010

Our consolidated net income for 2011 was $244.5 million, or $6.66 per diluted share, compared to net income of $251.1 million, or $6.83 per diluted share, in 2010. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions. For 2011, we recognized net mark-to-market losses of $30.1 million ($18.7 million after tax, or $0.51 per share) compared to losses of $5.3 million ($3.3 million after tax, or $0.09 per share) in 2010.

•	2011 includes Horizon fleet transition costs of $38.9 million ($24.2 million after tax, of $0.66 per share) compared to $13.2 million ($8.2 million, or $0.22 per share) in 2010.

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of these individual charges is useful information to investors because:

•	We believe it is the basis by which we are evaluated by industry analysts;

•	Our results excluding these items are most often used in internal management and board reporting and decision-making;

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

Excluding the mark-to-market adjustments and other special charges, our adjusted consolidated net income for 2011 was $287.4 million, or $7.83 per diluted share, compared to an adjusted consolidated net income of $262.6 million, or $7.14 per share, in 2010.

	Years Ended December 31,
	2011		2010
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$244.5	$6.66	$251.1	$6.83
Fleet transition costs, net of tax	24.2	0.66	8.2	0.22
Mark-to-market fuel hedge adjustments, net of tax	18.7	0.51	3.3	0.09
Net income and diluted EPS, excluding noted items	$287.4	$7.83	$262.6	$7.14

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which is a non-GAAP measure. Refer to page 34 on why this measure may be meaningful.

	Twelve Months Ended December 31,
	2011		2010		Change	2009		Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	24,790		23,334		6.2%	22,320		4.5%
RPMs (000,000) "traffic"	25,032		22,841		9.6%	20,811		9.8%
ASMs (000,000) "capacity"	29,627		27,736		6.8%	26,501		4.7%
Load factor	84.5%		82.4%		2.1 pts	78.5%		3.9 pts
Yield	15.78	¢	15.27	¢	3.3%	14.93	¢	2.3%
PRASM	13.33	¢	12.58	¢	6.0%	11.73	¢	7.2%
CASM excluding fuel and fleet transition costs(a)	8.55	¢	8.82	¢	(3.1)%	9.20	¢	(4.1)%
Economic fuel cost per gallon(b)	$3.18		$2.37		34.2%	$2.05		15.6%
Fuel gallons (000,000)	398.3		377.3		5.6%	365.0		3.4%
Average number of full-time equivalent employees	11,840		11,696		1.2%	12,223		(4.3)%

Mainline Operating Statistics:
Revenue passengers (000)	17,810		16,514		7.8%	15,561		6.1%
RPMs (000,000) "traffic"	22,586		20,350		11.0%	18,362		10.8%
ASMs (000,000) "capacity"	26,517		24,434		8.5%	23,144		5.6%
Load factor	85.2%		83.3%		1.9 pts	79.3%		4.0 pts
Yield	14.06	¢	13.58	¢	3.5%	13.28	¢	2.3%
PRASM	11.98	¢	11.31	¢	5.9%	10.54	¢	7.3%
CASM excluding fuel(b)	7.60	¢	7.85	¢	(3.2)%	8.26	¢	(5.0)%
Economic fuel cost per gallon(b)	$3.18		$2.37		34.2%	$2.05		15.6%
Fuel gallons (000,000)	346.4		319.6		8.4%	304.9		4.8%
Average number of full-time equivalent employees	8,916		8,651		3.1%	8,915		(3.0)%
Aircraft utilization	10.5		10.0		5.0%	9.8		2.0%
Average aircraft stage length	1,114		1,085		2.7%	1,034		4.9%
Mainline operating fleet at period-end	117		114		3 a/c	115		(1) a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	6,980		6,820		2.3%	6,759		0.9%
RPMs (000,000) "traffic"	2,446		2,491		(1.8)%	2,449		1.7%
ASMs (000,000) "capacity"	3,110		3,302		(5.8)%	3,357		(1.6)%
Load factor	78.6%		75.4%		3.2 pts	73.0%		2.4 pts
Yield	31.66	¢	29.11	¢	8.8%	27.30	¢	6.6%
PRASM	24.90	¢	21.96	¢	13.4%	19.92	¢	10.2%

(a)	Except for FTEs, data includes information related to regional CPA flying with Horizon, SkyWest and PenAir.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to regional CPAs.

OPERATING REVENUES

Total operating revenues increased $485.5 million, or 12.7%, during 2011 compared to the same period in 2010. The changes are summarized in the following table:

	Year Ended December 31,
(in millions)	2011	2010	% Change
Passenger
Mainline	$3,176.2	$2,763.4	14.9
Regional	774.5	725.2	6.8
Total passenger revenue	$3,950.7	$3,488.6	13.2
Freight and mail	108.7	106.2	2.4
Other - net	258.4	237.5	8.8
Total operating revenues	$4,317.8	$3,832.3	12.7

Passenger Revenue – Mainline

Mainline passenger revenue for 2011 improved by 14.9% on an 8.5% increase in capacity and a 5.9% increase in passenger revenue per available seat mile (PRASM) compared to 2010. The increase in capacity is driven by the annualization of new routes added in 2010 and new routes in 2011, most of which was Hawaii. The increase in PRASM was driven by a 3.5% rise in ticket yield and a 1.9-point increase in load factor compared to the prior year. The increase in yield is due to raising prices to help offset the 36% increase in raw fuel costs.

Passenger Revenue – Regional

Regional passenger revenue increased by $49.3 million or 6.8% compared to 2010 on a 13.4% increase in PRASM compared to 2010, despite a 5.8% decline in capacity. The increase in PRASM was driven by an 8.8% increase in ticket yield and a 3.2-point increase in load factor compared to the prior year. The decline in capacity and increase in load factors is due to better matching supply with demand in the regional network.

Freight and Mail

Freight and mail revenue increased $2.5 million, or 2.4%, primarily due to freight fuel surcharge increases of $5.4 million offset by lower mail revenue on lower volume.

Other – Net

Other—net revenue increased $20.9 million, or 8.8%, from 2010.  The increase is primarily due to an increase in our Mileage Plan revenues of $11.6 million with higher commissions driven by a larger number of miles sold to our affinity card partner and a contractual rate increase for those sold miles. Additionally, food and beverages sales increased $4.3 million due to increased volumes.

OPERATING EXPENSES

Total operating expenses increased $508.2 million, or 15.1%, compared to 2010 mostly as a result of significantly higher fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Year Ended December 31,
(in millions)	2011	2010	% Change
Fuel expense	$1,297.7	$900.9	44.0
Non-fuel expenses	2,571.2	2,459.8	4.5
Total Operating Expenses	$3,868.9	$3,360.7	15.1

Significant operating expense variances from 2010 are more fully described below.

Wages and Benefits

Wages and benefits increased during 2011 by $29.6 million, or 3.1%, compared to 2010. The primary components of wages and benefits are shown in the following table:

	Year Ended December 31,
(in millions)	2011	2010	% Change
Wages	$703.1	$674.2	4.3
Pension and defined-contribution retirement benefits	88.3	93.4	(5.5)
Medical benefits	108.1	109.0	(0.8)
Other benefits and payroll taxes	91.0	84.3	7.9
Total wages and benefits	$990.5	$960.9	3.1

Wages increased 4.3% on a 1.2% increase in FTEs as a result of increased flying, higher wage rates, and a signing bonus to Alaska's clerical, office and passenger service employees in connection with a new contract ratified in January 2011. Productivity as measured by the number of passengers per FTE increased 5.0% compared to 2010.

The 5.5% decline in pension and other retirement-related benefits is primarily due to a reduction in our defined-benefit pension cost driven by the improved funded status at the end of 2010 as compared to the previous year partially offset by a slight increase in defined-contribution expense.

Medical benefits decreased 0.8% from the prior year primarily due to a decline in employee healthcare claims, partially offset by an increase in post-retirement medical expense.

Other benefits and payroll taxes increased 7.9% from the prior year due to increases in our Workers Compensation and Disability Plan as well as increased payroll taxes in line with increased wages.

We expect wages and benefits to be higher in 2012 compared to 2011 due to higher FTEs to support increases in volume and higher pension expense of approximately $15 million.

Variable Incentive Pay

Variable incentive pay expense decreased from $92.0 million in 2010 to $71.9 million in 2011. The decrease is due to the fact that in 2010 our financial and operational results exceeded targets more so than in 2011.

If we meet targets established under our Performance Based Pay and Operational Performance Rewards programs, variable incentive pay will be approximately $55 million to $60 million per year. If we exceed the targets, variable incentive pay will be higher. If we do not achieve targets, it will be lower.

See Note 8 to our consolidated financial statements for additional information.

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

Aircraft fuel expense increased $396.8 million, or 44.0% compared to 2010. The elements of the change are illustrated in the following table:

	Year Ended December 31,
(in millions, except per gallon amounts)	2011	2010	% Change
Fuel gallons consumed	398.3	377.3	5.6
Raw price per gallon	$3.24	$2.38	36.1
Total raw fuel expense	$1,289.0	$898.9	43.4
Net impact on fuel expense from losses arising from fuel-hedging activities	8.7	2.0	NM
Aircraft fuel expense	$1,297.7	$900.9	44.0
NM - Not Meaningful

Fuel gallons consumed increased 5.6%, primarily as a result of a 5% increase in block hours and a slight increase in fuel burn per block hour as a result of higher load factors.

The raw fuel price per gallon increased 36.1% as a result of higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the higher price of crude oil, as well as increased refining margins associated with the conversion of crude oil to jet fuel. The average prices of crude oil and refining margins during 2011 were higher by approximately 19% and 141% respectively, as compared to 2010.

We also evaluate economic fuel expense, which we define as raw fuel expense adjusted for the cash we receive from, or pay to, hedge counterparties for hedges that settle during the period, and for the premium expense that we paid for those contracts. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. When we refer to economic fuel expense, we include gains and losses only when they are realized for those contracts that were settled during the period based on their original contract terms. We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

Our economic fuel expense is calculated as follows:

	Year Ended December 31,
(in millions, except per gallon amounts)	2011	2010	% Change
Raw fuel expense	$1,289.0	$898.9	43.4
Less net of cash settlement on settled hedges and premium expense recognized	(21.4)	(3.3)	NM
Economic fuel expense	$1,267.6	$895.6	41.5
Fuel gallons consumed	398.3	377.3	5.6
Economic fuel cost per gallon	$3.18	$2.37	34.2
NM - Not Meaningful

As noted above, the total net benefit recognized for hedges that settled during the year was $21.4 million in 2011, compared to a benefit of $3.3 million in 2010. These amounts represent the cash received net of the premium expense recognized for those hedges.

We currently expect our economic fuel price per gallon to be approximately 18% higher in the first quarter of 2012 due to the rising cost of jet fuel. As both oil prices and refining margins are volatile, we are unable to forecast the full-year cost with any certainty.

Aircraft Maintenance

Aircraft maintenance declined by $10.9 million, or 5.0%, compared to the prior year primarily due to lower costs associated with the return of leased aircraft and lower costs due to the phaseout of the CRJ fleet, offset by increased airframe check costs and components. We expect aircraft maintenance to be slightly higher in 2012 in line with additional block hours and the timing of scheduled maintenance events.

Aircraft Rent

Aircraft rent declined $22.6 million, or 16.3%, compared to the prior-year period primarily due to $13.7 million less rent related to 11 fewer CRJ 700 aircraft and $5.5 million less rent related to 5 fewer B737 aircraft leased in 2011 compared to 2010. We currently do not expect any leased aircraft to be returned in 2012, nor do we expect to lease any new aircraft.

Landing Fees and Other Rentals

Landing fees and other rentals increased $5.4 million, or 2.3%, primarily due to a $3.6 million increase in facilities rents across our network and a $1.8 million increase in our landing fee expenses. Mainline landing fee expenses increased due to a 9% increase in departures, partially offset by decreases in our regional departures of 10%. We expect landing fees and other rentals to be higher in 2012 due to increased rates and a slight increase in departures.

Contracted Services

Contracted services increased $22.1 million, or 13.6%, primarily due to an increase in capacity purchased flying of $13.2 million compared to the prior year as the new agreement with SkyWest began in May 2011. Additionally, we experienced higher passenger handling of $2.8 million as a result of an increase in the number of flights to airports where vendors are used and an increase in contract labor of $2.1 million.

We expect contracted services to be higher in 2012 due to the full year impact of our capacity agreement with SkyWest and the use of contracted labor in Hawaii.

Selling Expenses

Selling expenses increased by $21.5 million, or 14.0%, compared to 2010 as a result of higher travel agent and ticket distribution costs of $10.8 million and credit card commissions of $6.3 million due to increased revenues of 12.7%.

We expect selling expense will be higher in 2012, primarily due to higher revenue-related expenses.

Depreciation and Amortization

Depreciation and amortization increased $16.4 million, or 7.1%, compared to the prior year. This is primarily due to additional depreciation expense of $18.0 million for the B737 mainline aircraft, $6.9 million increase in Q400 aircraft depreciation, offset by a decrease of $4.0 million in CRJ 700 aircraft and other assets that became fully depreciated or were removed from operation.

We expect depreciation and amortization to be higher in 2012 in line with our six new aircraft deliveries and the annualization of 2011 deliveries.

Food and Beverage Service

Food and beverage costs increased $9.7 million, or 16.9%, from the prior year due to an increased number of passengers, increase in sales of buy on board products, the higher cost of some of our fresh food items served on board, and increased costs associated with food delivery. We expect food and beverage costs to be higher in 2012 due to increased passenger and departure volume.

Other Operating Expenses

Other operating expenses increased $34.6 million, or 17.2%, compared to 2010.  The increase is primarily driven by higher personnel non-wage costs such as hotels, meals and per diems of $8.1 million and higher professional service costs of $7.4 million as well as higher costs for communications, property taxes, passenger remunerations, and deicing.We expect other operating expenses to be higher in 2012 due to higher , property taxes, professional services, IT and training costs.

Fleet Transition and Restructuring Related Expenses

Fleet transition costs increased $25.7 million, as we finalized our transition to an all Q400 fleet. The increase was directly due to net charges of $28.3 million related to the removal of the CRJ-700 aircraft and related inventory and a loss on the final disposition of Q200 aircraft of $10.6 million in 2011.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Year Ended December 31,
	2011		2010		% Change
Consolidated:
Total operating expenses per ASM (CASM)	13.06	¢	12.12	¢	7.8
Less the following components:
Aircraft fuel, including hedging gains and losses	4.38		3.25		34.8
Fleet transition costs	0.13		0.05		NM
CASM, excluding fuel and fleet transition costs	8.55	¢	8.82	¢	(3.1)

	Year Ended December 31,
	2011		2010		% Change
Mainline:
Total mainline operating expenses per ASM (CASM)	11.87	¢	10.96	¢	8.3
Less the following components:
Aircraft fuel, including hedging gains and losses	4.27		3.11		37.3
CASM, excluding fuel	7.60	¢	7.85	¢	(3.2)
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

Our current expectations for capacity and operating costs per ASM are summarized below:

	Forecast Q1 2012	Change Y-O-Y	Forecast Full Year 2012	Change Y-O-Y
Consolidated:
Capacity (ASMs in millions)	7,325 - 7,375	~ 3.5%	31,100 - 31,600	~ 6%
Cost per ASM excluding fuel and special items (cents)	8.87 - 8.92	1%	8.40 - 8.45	~ (1.5)%

	Forecast Q1 2012	Change Y-O-Y	Forecast Full Year 2012	Change Y-O-Y
Mainline:
Capacity (ASMs in millions)	6,550 - 6,600	~ 3.5%	27,850 - 28,350	~ 6%
Cost per ASM excluding fuel and special items (cents)	7.90 - 7.95	1% - 1.5%	7.50 - 7.55	~ (1)%

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $55.2 million in 2011 compared to $65.7 million in 2010. The $10.5 million decrease is due to lower interest expense due to payments on maturing debt and prepayments of debt in the current year, higher capitalized interest due to higher levels of capital expenditures, offset by lower investment returns in our marketable securities portfolio, and an impairment charge of $6.2 million on an owned aircraft that was leased to another carrier that filed for bankruptcy protection, and other-than-temporary-impairments on mortgage-backed securities.

CONSOLIDATED INCOME TAX EXPENSE

Our effective income tax rate for 2011 was 37.9%, compared to 38.1% for 2010. The difference between the effective tax rates for both periods and our marginal tax rate of approximately 37.8% is due primarily to miscellaneous non-deductible expenses, such as per diems.

Our effective tax rate can vary significantly between quarters and for the full year, depending on the magnitude of non-deductible expenses in proportion to pretax results.

2010 COMPARED WITH 2009

Our consolidated net income for 2010 was $251.1 million, or $6.83 per diluted share, compared to net income of $121.6 million, or $3.36 per diluted share, in 2009. Significant items impacting the comparability between the periods are as follows:

•
Both periods included adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions. For 2010, we recognized net mark-to-market losses of $5.3 million ($3.3 million after tax, or $0.09 per share) compared to gains of $88.8 million ($55.2 million after tax, or $1.53 per share) in 2009.

•	2010 included Horizon fleet transition costs of $13.2 million ($8.2 million after tax, or $0.22 per share).

•	2009 included the new Alaska pilot contract transitions costs of $35.8 million ($22.3 million after tax, or $0.62 per share).

Excluding the mark-to-market adjustments, fleet transition and restructuring costs, our adjusted consolidated net income for 2010 was $262.6 million, or $7.14 per diluted share, compared to an adjusted consolidated net income of $88.7 million, or $2.45 per share, in 2009.

	Years Ended December 31,
	2010		2009
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$251.1	$6.83	$121.6	$3.36
Pilot contract transition costs, net of tax	—	—	22.3	0.62
Fleet transition costs, net of tax	8.2	0.22	—	—
Mark-to-market fuel hedge adjustments, net of tax	3.3	0.09	(55.2)	(1.53)
Net income and diluted EPS, excluding noted items	$262.6	$7.14	$88.7	$2.45

OPERATING REVENUES

Total operating revenues increased $432.5 million, or 12.7%, during 2010 compared to the same period in 2009. The changes are summarized in the following table:

	Year Ended December 31,
(in millions)	2010	2009	% Change
Passenger
Mainline	$2,763.4	$2,438.8	13.3
Regional	725.2	668.6	8.5
Total passenger revenue	$3,488.6	$3,107.4	12.3
Freight and mail	106.2	95.9	10.7
Other - net	237.5	196.5	20.9
Total operating revenues	$3,832.3	$3,399.8	12.7

Passenger Revenue – Mainline

Mainline passenger revenue for 2010 improved by 13.3% on a 5.6% increase in capacity and a 7.3% increase in passenger revenue per available seat mile (PRASM) compared to 2009. The increase in PRASM was driven by a 2.3% rise in ticket yield and a 4.0-point increase in load factor compared to the prior year.

Passenger Revenue – Regional

Regional passenger revenue increased by $56.6 million, or 8.5%, compared to 2009 on a 10.2% increase in PRASM compared to 2009, despite relatively flat capacity. The increase in PRASM was driven by a 6.6% increase in ticket yield and a 2.4-point increase in load factor compared to the prior year.

Freight and Mail

Freight and mail revenue increased $10.3 million, or 10.7%, primarily as a result of higher volumes and yield and higher security and freight fuel surcharges.

Other – Net

Other—net revenue increased $41.0 million, or 20.9%, from 2009.  The increase is primarily due to Mileage Plan revenues rising by $31.8 million stemming from a larger number of miles sold to our affinity card partner and a contractual rate increase for those sold miles.

OPERATING EXPENSES

Total operating expenses increased $228.3 million, or 7.3%, compared to 2009 mostly as a result of significantly higher fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Year Ended December 31,
(in millions)	2010	2009	% Change
Fuel expense	$900.9	$658.1	36.9
Non-fuel expenses	2,459.8	2,474.3	(0.6)
Total Operating Expenses	$3,360.7	$3,132.4	7.3

Significant operating expense variances from 2009 are more fully described below.

Wages and Benefits

Wages and benefits decreased during 2010 by $27.2 million, or 2.8%, compared to 2009.  The primary components of wages and benefits are shown in the following table:

	Year Ended December 31,
(in millions)	2010	2009	% Change
Wages	$674.2	$674.6	(0.1)
Pension and defined-contribution retirement benefits	93.4	124.2	(24.8)
Medical benefits	109.0	103.9	4.9
Other benefits and payroll taxes	84.3	85.4	(1.3)
Total wages and benefits	$960.9	$988.1	(2.8)

Wages were relatively flat on a reduction in FTE compared to 2009. Wages have not declined in step with the FTE reduction because of the higher wage rates for the pilot group in connection with their new contract effective April 1, 2009 and higher average wages for certain other employees after 2009 and early 2010 furloughs, which are generally seniority-based. However, productivity as measured by the number of passengers per FTE increased 9.2% compared to 2009.

The 24.8% decline in pension and other retirement-related benefits is primarily due to a significant reduction in our defined-benefit pension cost driven by the improved funded status at the end of 2009 as compared to the previous year and the closing of the defined-benefit plans to the new pilot entrants with their new contract in 2009.

Medical benefits increased 4.9% from the prior year primarily as a result of an increase in employee healthcare costs partially offset by a decrease in post-retirement medical expense for the pilot group.

Variable Incentive Pay

Variable incentive pay expense increased from $76.0 million in 2009 to $92.0 million in 2010. The increase is primarily due to the fact that in 2010, our financial and operational results exceeded targets established by our Board more so than in 2009. In 2010, additional workgroups were included to the PBP plan, resulting in higher earnings than the profit sharing plan in which they previously participated.

Aircraft Fuel

Aircraft fuel expense increased $242.8 million, or 36.9%, compared to 2009. The elements of the change are illustrated in the following table:

	Year Ended December 31,
(in millions, except per gallon amounts)	2010	2009	% Change
Fuel gallons consumed	377.3	365.0	3.4
Raw price per gallon	$2.38	$1.88	26.6
Total raw fuel expense	$898.9	$686.2	31.0
Net impact on fuel expense from (gains) and losses arising from fuel-hedging activities	2.0	(28.1)	NM
Aircraft fuel expense	$900.9	$658.1	36.9
NM - Not Meaningful

Fuel gallons consumed increased 3.4%, primarily as a result of a 1.1% increase in block hours and an increase in fuel burn due to higher load factors.

The raw fuel price per gallon increased 26.6% as a result of higher West Coast jet fuel prices driven by higher crude oil costs and refining margins.

Our economic fuel expense is calculated as follows:

	Year Ended December 31,
(in millions, except per gallon amounts)	2010	2009	% Change
Raw fuel expense	$898.9	$686.2	31.0
Plus or minus: net of cash settlement on settled hedges and premium expense recognized	(3.3)	60.7	NM
Economic fuel expense	$895.6	$746.9	19.9
Fuel gallons consumed	377.3	365.0	3.4
Economic fuel cost per gallon	$2.37	$2.05	15.6
NM - Not Meaningful

As noted above, the total net benefit recognized for hedges that settled during the period was $3.3 million in 2010, compared to a loss of $60.7 million in 2009.  These amounts represent the cash received net of the premium expense recognized for those hedges.

Aircraft Maintenance

Aircraft maintenance declined by $6.6 million, or 3.0%, compared to the prior year period. Mainline maintenance decreased due to less expensive events, lower component costs, and decreased costs associated with aircraft returns, offset by increased engine events in the regional business.

Aircraft Rent

Aircraft rent declined $14.8 million, or 9.6%, compared to 2009 as a result of the return of three B737-400 and two B737-700 leased aircraft, as well as the removal of five CRJ-700 leased aircraft in 2010.

Landing Fees and Other Rents

Landing fees and other rents increased $9.6 million, or 4.3%, compared to 2009. The increase is attributable to higher rates in many airports across our network and more departures.

Contracted Services

Contracted services increased $12.4 million, or 8.2%, compared to the prior year as a result of increased use of vendors across our network, primarily related to our Hawaii network growth.

Selling Expenses

Selling expenses increased by $22.0 million, or 16.7%, compared to 2009 as a result of higher credit card and travel agent commissions and ticket distribution costs resulting from the increase in passenger revenue.

Depreciation and Amortization

Depreciation and amortization increased $11.3 million, or 5.2%, compared to the prior year.  This is primarily due to four B737-800 aircraft deliveries in 2010 and a full period of depreciation for the ten B737-800 aircraft delivered in 2009.

Food and Beverage Service

Food and beverage costs increased $7.4 million, or 14.8%, from 2009 due to an increased number of passengers, the higher cost of some of our fresh food items served on board, and increased costs associated with food delivery.

Other Operating Expenses

Other operating expenses declined $13.2 million, or 6.2%, compared to the prior year.  The decline is primarily driven by a reduction in outside professional services costs and lower personnel non-wage costs, partially offset by higher property taxes.

Fleet Transition and Restructuring Related Expenses

We recorded $10.3 million in 2010 related to the removal of five CRJ-700 aircraft from our operations under sublease or lease assignment to third-party carriers. We also recorded $2.9 million of restructuring charges associated with the voluntary separation of a number of employees resulting from the decision to outsource the remaining aircraft heavy maintenance function at Horizon to a third party.

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

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Year Ended December 31,
	2010		2009		% Change
Consolidated:
Total operating expenses per ASM (CASM)	12.12	¢	11.82	¢	2.5
Less the following components:
Aircraft fuel, including hedging gains and losses	3.25		2.48		31.0
New pilot contract transition costs	—		0.14		NM
Fleet transition costs	0.05		—		NM
CASM, excluding fuel and noted items	8.82	¢	9.20	¢	(4.1)

	Year Ended December 31,
	2010		2009		% Change
Mainline:
Total mainline operating expenses per ASM (CASM)	10.96	¢	10.78	¢	1.7
Less the following components:
Aircraft fuel, including hedging gains and losses	3.11		2.37		31.2
New pilot contract transition costs	—		0.15		NM
CASM, excluding fuel and noted items	7.85	¢	8.26	¢	(5.0)
NM - Not Meaningful

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $65.7 million in 2010 compared to $64.5 million in 2009.  Interest expense increased $4.0 million primarily due to the write-off of deferred financing costs and prepayment penalties on debt prepaid in 2010, partially offset by lower average interest rates on our variable-rate debt and a lower average debt balance. Other—net nonoperating income (expense) improved by $7.4 million compared to 2009 primarily due to larger realized gains on the sale of marketable securities.

CONSOLIDATED INCOME TAX EXPENSE

Our consolidated effective income tax rate on pretax income for 2010 was 38.1%, compared to 40.1% for 2009.  The difference between the effective tax rates for both periods and our marginal tax rate of approximately 37.9% is due to nondeductible expenses, such as employee per-diem costs and stock-based compensation expense recorded for certain stock awards.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.1 billion (which represents 26% of trailing 12 months revenue) and our expected cash from operations;

•	Aircraft financing – the 31 unencumbered aircraft (as of December 31, 2011) in our operating fleet that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities (currently none outstanding);

•	Other potential sources such as a “forward sale” of mileage credits to our bank partner.

In 2011, we paid off outstanding debt associated with seven aircraft and a portion of the outstanding debt for four additional aircraft totaling $164.7 million. In addition, we repurchased $79.5 million of our common stock in 2011 and completed our existing $50 million Board authorization in January 2012. Finally, we made a voluntary contributions to our defined-benefit pension plans of $133.3 million in 2011, although there were no funding requirements. We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

We believe that our current cash and marketable securities balance combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in securities that meet our overall investment strategy of maintaining and securing investment principal. Our investment portfolio is managed by reputable financial institutions and is continually reviewed to ensure that the investments are aligned with our strategy. As of December 31, 2011, we had a $12.2 million unrealized gain on our $1.1 billion cash and marketable securities balance.

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	December 31, 2011	December 31, 2010	Change
Cash and marketable securities	$1,140.9	$1,208.2	$(67.3)
Cash and marketable securities as a percentage of trailing twelve months revenue	26%	32%	(6.0) pts
Long-term debt, net of current portion	1,099.0	1,313.0	(214.0)
Shareholders’ equity	1,173.2	1,105.4	67.8
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	62%:38%	67%:33%	(5.0) pts

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

During 2011, net cash provided by operating activities was $696.0 million, compared to $552.7 million during 2010. The $143.3 million million increase was primarily driven by increased revenues during 2011, higher advanced ticket sales, reduced cash spend on aircraft rent, and increases in miles sold to our Mileage Plan partners, partially offset by higher fuel and non-fuel operating expenses.

We typically generate positive cash flows from operations, and expect to use a portion to invest in capital expenditures.

Cash Used in Investing Activities

Our investing activities are primarily made up of capital expenditures and, to a lesser extent, purchases and sales of marketable securities. Cash used in investing activities was $403.3 million during 2011, compared to $295.2 million in 2010. Our capital expenditures were $387.4 million, or $202.1 million higher than in 2010 due to eight Q400 aircraft purchases and advance deposits related to our delivery schedule for the next two years.

In addition, we spent $107.9 million related to the renovation of Terminal 6 at LAX as the project progresses towards completion in the spring of 2012. For financial reporting purposes we are considered the owner of the assets under construction. When we transfer the project to Los Angeles World Airports (LAWA), this asset will remain on our balance sheet as we will not qualify for sale accounting due to our continuing involvement with the facility. As of December 31, 2011, we estimate that the total cost of the project will be approximately $235.0 million, of which $210 million will be reimbursed by LAWA. Amounts that have currently been reimbursed and future reimbursements will be included in the consolidated statement of cash flows as a financing activity.

We currently expect capital expenditures for 2012 to be as follows (in millions):

2012
Aircraft-related(a)	$370
Non-aircraft	85
Total Air Group	$455
(a) Includes two additional aircraft authorized subsequent to December 31, 2011

The expected increase in capital expenditures from 2011 is due to payments associated with the deliveries of three B737-800 aircraft, three B737-900ER, and advance deposits related to our aircraft delivery schedule discussed later under "Aircraft Purchase Commitments". We preliminarily expect 2013 capital expenditures to be approximately $360 million.

Cash Used by Financing Activities

Net cash used by financing activities was $280.0 million during 2011 and $332.2 million during 2010. During the current year we had scheduled debt payments of $168.8 million, debt prepayments of $164.7 million, and stock repurchases of $79.5 million, offset by the issuance of $106.5 million debt that was used to pay-off existing debt with higher interest rates.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, along with additional debt financing if necessary.

Bank Line-of-Credit Facility

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft. Borrowings on the other $100 million facility are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. During 2011, we modified the second facility by extending the term from March 2014 to March 2016 and reduced the commitment fee. The Company has no immediate plans to borrow using either of these facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

Overall, we had firm orders to purchase 27 aircraft, as set forth below. We have options to acquire 42 additional B737s and options to acquire 10 Q400s.

The following table summarizes aircraft purchase commitments by year:

Aircraft	Delivery Period - Firm Orders
	2012	2013	2014	2015	Beyond 2015	Total
B737-800	3	—	1	2	—	6
B737-900ER	3	9	7	—	—	19
Q400(a)	2	—	—	—	—	2
Total	8	9	8	2	—	27

(a)	Includes two additional aircraft authorized subsequent to December 31, 2011

We expect to pay for the firm future aircraft deliveries with cash on hand.  If we exercise our options for additional deliveries, we may finance the aircraft through internally generated cash, long-term debt, or operating lease arrangements.

Future Fuel Hedge Positions

We use both call options for crude oil futures and swap agreements for jet fuel refining margins to hedge against price volatility of future jet fuel consumption. We have refining margin swaps in place for approximately 50% of our first quarter 2012 estimated jet fuel purchases at an average price of 83 cents per gallon and 11% of our second quarter 2012 estimated purchases at an average price of 76 cents per gallon. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
First Quarter 2012	50%	$100	$6
Second Quarter 2012	50%	$100	$10
Third Quarter 2012	50%	$100	$10
Fourth Quarter 2012	50%	$100	$10
Full Year 2012	50%	$100	$9
First Quarter 2013	44%	$95	$13
Second Quarter 2013	38%	$94	$14
Third Quarter 2013	33%	$95	$14
Fourth Quarter 2013	27%	$97	$14
Full Year 2013	35%	$95	$14
First Quarter 2014	22%	$98	$14
Second Quarter 2014	16%	$97	$14
Third Quarter 2014	11%	$94	$14
Fourth Quarter 2014	6%	$102	$12
Full Year 2014	14%	$97	$14

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2011.

(in millions)	2012	2013	2014	2015	2016	Beyond 2016	Total
Current and long-term debt obligations	$207.9	$165.9	$122.3	$118.9	$116.5	$575.4	$1,306.9
Operating lease commitments(a)	200.1	166.7	153.3	121.7	90.8	242.2	974.8
Aircraft purchase commitments	372.4	289.3	158.7	32.0	1.4	2.8	856.6
Interest obligations(b)	63.9	53.3	45.2	40.0	34.6	79.6	316.6
Other obligations(c)	69.2	50.0	43.9	28.1	18.3	26.5	236.0
Total	$913.5	$725.2	$523.4	$340.7	$261.6	$926.5	$3,690.9

(a)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of December 31, 2011.

(c)
Includes minimum obligations under our long-term power-by-the-hour maintenance agreements and obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the consolidated financial statements for further information.

Pension Obligations

The table above excludes contributions to our various pension plans, which estimate to be $35 million to $50 million per year, although there is no minimum required contribution in 2012. In both 2011 and 2010 , we made year-end voluntary supplemental pension contributions of $100 million, bringing the funding total in both years to approximately $300 million. The unfunded liability for our qualified defined-benefit pension plans was $306.3 million at December 31, 2011 compared to $200.3 million at December 31, 2010. This results in an 81% funded status on a projected benefit obligation basis compared to 85% funded as of December 31, 2010. The decrease in funded status, despite voluntary contributions, is directly due to a lower discount rate resulting in an actuarial loss of $206.3 million, thus increasing the projected benefit obligation and lower projected asset returns.

Credit Card Agreements

We have agreements with a number of credit card companies to process the sale of tickets and other services. Under these agreements, there are material adverse change clauses that, if triggered, could result in the credit card companies holding back a reserve from our credit card receivables. Under one such agreement, we could be required to maintain a reserve if our credit rating is downgraded to or below a rating specified by the agreement. Under another such agreement, we would be obligated to maintain a reserve if our cash and marketable securities balance fell below $350 million. We are not currently required to maintain any reserve under these agreements, but if we were, our financial position and liquidity could be materially harmed.

RETURN ON INVESTED CAPITAL

We strive to provide a return to our investors that exceeds the cost of the capital employed in our business. Our target return on invested capital (ROIC) is 10%. We surpassed this goal in both 2011 and 2010, but have not historically reached this threshold on average over our business cycle.

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

Critical accounting estimates are defined as those that reflect significant management judgment and uncertainties and that potentially may result in materially different results under varying assumptions and conditions. Management has identified the following critical accounting estimates and has discussed the development, selection and disclosure of these policies with our audit committee.

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

For miles earned by passengers who fly on us or our travel partners, we recognize a liability and a corresponding selling expense for the obligation to provide travel in the future. For miles sold to third parties, the majority of the sales proceeds are recorded as deferred revenue and recognized when the award transportation is provided. The commission component of these sales proceeds (defined as the proceeds we receive from the sale of mileage credits minus the amount we defer) is recorded as other-net revenue in the period that miles are sold. This represents services provided by the Company to its business partners and relates primarily to the use of the Company's logo and trademarks along with access to the Company's Mileage Plan members. Commission revenue recognized for the years ended December 31, 2011, 2010 and 2009 was $138.2 million, $123.7 million and $96.8 million, respectively. The deferred revenue is recognized as passenger revenue when awards are issued and flown on one of our airlines, and as other-net revenue for awards issued and flown on partner airlines.

At December 31, 2011, we had approximately 124 billion miles outstanding, resulting in an aggregate liability and deferred revenue balance of $680.5 million. Both the liability and the deferred revenue are determined based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption could greatly affect the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

1.	The rate at which we defer sales proceeds from sold miles:

We defer an amount that represents our estimate of the fair value of a free travel award by looking to the sales prices of comparable paid travel. As our estimates of fair value change, the amount we defer changes, resulting in the recognition of a higher or lower portion of the cash proceeds from the sale of miles as commission revenue in any given period. A 1% increase in the estimated fair value of travel awards (and related deferral rate) would decrease commission revenue by approximately $2.4 million. This amount would instead be recognized in a future period when award travel takes place.

2.	The number of miles that will not be redeemed for travel (breakage):

The liability for outstanding Mileage Plan mileage credits includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level to redeem an award. Our estimates of the number of miles that will not be redeemed (breakage) consider historical activity in our members’ accounts and other factors. A hypothetical 1.0% change in our estimate of breakage (currently 12% in the aggregate) has approximately a $7 million effect on the liability.

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

PENSION PLANS

Accounting rules require recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plans as an asset or liability in the financial statements and requires recognition of the funded status in other comprehensive income. Pension expense is recognized on an accrual basis over employees’ approximate service periods and is generally independent of funding decisions or requirements. We recognized expense for our qualified defined-benefit pension plans of $42.2 million, $50.2 million, and $93.0 million in 2011, 2010, and 2009, respectively. We expect the 2012 expense to be approximately $57 million.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Pension expense increases as the expected rate of return on pension plan assets decreases. As of December 31, 2011, we estimate that the pension plan assets will generate a long-term rate of return of 7.25%, which is down 50 basis points from the expected rate at December 31, 2010. This rate was developed using historical data, the current value of the underlying assets, as well as long-term inflation assumptions. We regularly review the actual asset allocation and periodically rebalance investments as appropriate. This expected long-term rate of return on plan assets at December 31, 2011 is based on an allocation of U.S. and non-U.S. equities and U.S. fixed-income securities. Decreasing the expected long-term rate of return by 0.5% (from 7.25% to 6.75%) would increase our estimated 2012 pension expense by approximately $6.4 million.

Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 4.65% and 5.55% at December 31, 2011 and 2010, respectively. The discount rate at December 31, 2011 was determined using current rates earned on high-quality long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. Decreasing the discount rate by 0.5% (from 4.65% to 4.15%) would increase our projected benefit obligation at December 31, 2011 by approximately $119 million and increase estimated 2012 pension expense by approximately $10 million.

All of our defined-benefit pension plans are now closed to new entrants. Additionally, benefits in our non-union defined-benefit plans will be frozen January 1, 2014.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict what these factors will be in the future.

LONG-LIVED ASSETS

As of December 31, 2011, we had approximately $3.4 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, changes in fleet plans, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, management decisions regarding the future use of the assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.

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

Market Risk – Aircraft Fuel

Currently, our fuel-hedging portfolio consists of crude oil call options and jet fuel refining margin swap contracts. Both call options and swaps effectively cap our pricing for the crude oil and refining margin components, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With the call option contracts, we still benefit from the decline in crude oil prices, as there is no future cash exposure above the premiums we pay to enter into the contracts. The swap contracts do not require an upfront premium, but do expose us to future cash outlays in the event actual prices are below the swap price during the hedge period. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2011 would increase or decrease the fair value of our crude oil hedge portfolio by approximately $58.1 million and $46.1 million, respectively.

Our portfolio value of fuel hedge contracts was $106.6 million at December 31, 2011 compared to a portfolio value of $131.3 million at December 31, 2010. We do not have any collateral held by counterparties to these agreements as of December 31, 2011.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 3 to our consolidated financial statements.

Financial Market Risk

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2011 would correspondingly change our net earnings and cash flows associated with these items by approximately $0.5 million. In order to help mitigate the risk of interest rate fluctuations, we have fixed the interest rates on certain existing variable-rate debt agreements over the past several years. Our variable-rate debt is approximately 23% of our total long-term debt at December 31, 2011 compared to 20% at December 31, 2010.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2011, interest income would increase by approximately $11.2 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
(in millions, except per share)	2011	2010	2011	2010	2011	2010	2011	2010
Operating revenues	965.2	829.6	1,110.2	976.2	1,198.1	1,068.0	1,044.3	958.5
Operating income	133.8	25.7	57.8	109.7	143.2	216.9	114.1	119.3
Net income	74.2	5.3	28.8	58.6	77.5	122.4	64.0	64.8
Basic earnings per share(a)	2.06	0.15	0.80	1.64	2.15	3.41	1.80	1.80
Diluted earnings per per share(a)	2.01	0.15	0.78	1.60	2.12	3.32	1.76	1.75

(a)	For earnings per share, the sum of the quarters may not equal the total for the full year due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alaska Air Group, Inc.:

We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Air Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 21, 2012

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$102.2	$89.5
Marketable securities	1,038.7	1,118.7
Total cash and marketable securities	1,140.9	1,208.2
Receivables - less allowance for doubtful accounts of $0.8 and $0.9	136.4	120.1
Inventories and supplies - net	44.3	45.1
Deferred income taxes	134.2	120.5
Fuel hedge contracts	46.7	61.4
Prepaid expenses and other current assets	93.0	106.7
Total Current Assets	1,595.5	1,662.0

Property and Equipment
Aircraft and other flight equipment	4,041.8	3,807.6
Other property and equipment	762.3	647.8
Deposits for future flight equipment	262.5	202.5
	5,066.6	4,657.9
Less accumulated depreciation and amortization	1,665.1	1,509.5
Total Property and Equipment - Net	3,401.5	3,148.4

Fuel Hedge Contracts	70.2	69.9

Other Assets	127.8	136.3

Total Assets	$5,195.0	$5,016.6
See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS - (continued)

As of December 31 (in millions except share amounts)	2011	2010
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$103.6	$60.2
Accrued aircraft rent	31.6	43.1
Accrued wages, vacation and payroll taxes	163.8	176.6
Other accrued liabilities	513.3	501.2
Air traffic liability	489.4	422.4
Current portion of long-term debt	207.9	221.2
Total Current Liabilities	1,509.6	1,424.7

Long-Term Debt, Net of Current Portion	1,099.0	1,313.0
Other Liabilities and Credits
Deferred income taxes	362.9	279.9
Deferred revenue	410.2	403.5
Obligation for pension and postretirement medical benefits	463.4	367.1
Other liabilities	176.7	123.0
	1,413.2	1,173.5
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value Authorized: 100,000,000 shares, Issued: 2011 - 37,866,522 shares; 2010 - 37,010,140 shares	37.9	37.0
Capital in excess of par value	840.0	815.5
Treasury stock (common), at cost: 2011 - 2,391,747 shares; 2010 - 1,086,172 shares	(125.3)	(46.0)
Accumulated other comprehensive loss	(390.0)	(267.2)
Retained earnings	810.6	566.1
	1,173.2	1,105.4
Total Liabilities and Shareholders' Equity	$5,195.0	$5,016.6
See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per share amounts)	2011	2010	2009
Operating Revenues
Passenger
Mainline	$3,176.2	$2,763.4	$2,438.8
Regional	774.5	725.2	668.6
Total passenger revenue	3,950.7	3,488.6	3,107.4
Freight and mail	108.7	106.2	95.9
Other - net	258.4	237.5	196.5
Total Operating Revenues	4,317.8	3,832.3	3,399.8

Operating Expenses
Wages and benefits	990.5	960.9	988.1
Variable incentive pay	71.9	92.0	76.0
Aircraft fuel, including hedging gains and losses	1,297.7	900.9	658.1
Aircraft maintenance	205.6	216.5	223.1
Aircraft rent	116.3	138.9	153.7
Landing fees and other rentals	238.2	232.8	223.2
Contracted services	185.1	163.0	150.6
Selling expenses	175.3	153.8	131.8
Depreciation and amortization	246.9	230.5	219.2
Food and beverage service	67.2	57.5	50.1
Other	235.3	200.7	213.9
Fleet transition and restructuring related expenses	38.9	13.2	44.6
Total Operating Expenses	3,868.9	3,360.7	3,132.4
Operating Income	448.9	471.6	267.4

Nonoperating Income (Expense)
Interest income	21.9	29.4	32.6
Interest expense	(87.3)	(108.3)	(104.3)
Interest capitalized	12.5	6.2	7.6
Other - net	(2.3)	7.0	(0.4)
	(55.2)	(65.7)	(64.5)
Income before income tax	393.7	405.9	202.9
Income tax expense	149.2	154.8	81.3
Net Income	$244.5	$251.1	$121.6

Basic Earnings Per Share:	$6.81	$7.01	$3.39
Diluted Earnings Per Share:	$6.66	$6.83	$3.36
Shares used for computation:
Basic	35.878	35.822	35.815
Diluted	36.710	36.786	36.154
See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common		Capital in	Treasury	Accumulated Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(in millions)	Outstanding	Stock	Par Value	at Cost	Loss	Earnings	Total
Balances at December 31, 2008	36.275	$43.2	$915.0	$(161.4)	$(328.3)	$193.4	$661.9
2009 net income						121.6	121.6
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					20.4
Reclassification to earnings					(2.5)
Income tax effect					(6.7)
					11.2		11.2
Related to employee benefit plans:
Pension liability adjustment, net of $42.3 tax effect					71.9		71.9
Postretirement medical liability adjustment, net of $2.3 tax effect					3.9		3.9
Officers supplemental retirement plan, net of $0.2 tax effect					(0.2)		(0.2)

Related to interest rate derivative instruments:
Change in fair value					2.4
Income tax effect					(0.9)
					1.5		1.5
Total comprehensive income							209.9
Purchase of treasury stock	(1.325)	—	—	(23.8)			(23.8)
Stock-based compensation	—	—	11.9	—			11.9
Treasury stock issued under stock plans	0.069	—	—	1.5			1.5
Delisting of treasury shares	—	(7.9)	(170.1)	178			—
Stock issued for employee stock purchase plan	0.185	0.2	2.9	—			3.1
Stock issued under stock plans	0.387	0.3	7.3	—			7.6
Balances at December 31, 2009	35.591	$35.8	$767.0	$(5.7)	$(240.0)	$315.0	$872.1
2010 net income						251.1	251.1
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					7.2
Reclassification to earnings					(8.3)
Income tax effect					0.4
					(0.7)		(0.7)
Related to employee benefit plans:
Pension liability adjustment, net of $8.5 tax effect					(14.2)		(14.2)
Postretirement medical liability adjustment, net of $1.7 tax effect					(2.9)		(2.9)
Officers supplemental retirement plan, net of $1.5 tax effect					(2.4)		(2.4)

Related to interest rate derivative instruments:
Change in fair value					(11.2)
Income tax effect					4.2
					(7.0)		(7.0)
Total comprehensive income							223.9
Purchase of treasury stock	(1.001)	—	—	(45.1)			(45.1)
Stock-based compensation	—	—	13.7	—			13.7
Treasury stock issued under stock plans	0.167	—	—	4.8			4.8
Stock issued for employee stock purchase plan	0.016	—	—	—			—
Stock issued under stock plans	1.151	1.2	34.8	—			36.0
Balances at December 31, 2010	35.924	$37.0	$815.5	$(46.0)	$(267.2)	$566.1	$1,105.4
See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (continued)

	Common		Capital in	Treasury	Accumulated Other
	Shares	Common	Excess of	Stock,	Comprehensive	Retained
(in millions)	Outstanding	Stock	Par Value	at Cost	Loss	Earnings	Total
Balances at December 31, 2010	35.924	$37.0	$815.5	$(46.0)	$(267.2)	$566.1	$1,105.4
2011 net income						244.5	244.5
Other comprehensive income (loss):
Related to marketable securities:
Change in fair value					(1.2)
Reclassification to earnings					(2.5)
Income tax effect					1.4
					(2.3)		(2.3)
Related to employee benefit plans:
Pension liability adjustment, net of $73.4 tax effect					(123.9)		(123.9)
Postretirement medical liability adjustment, net of $9.2 tax effect					15.3		15.3
Officers supplemental retirement plan, net of $1.0 tax effect					(1.7)		(1.7)

Related to interest rate derivative instruments:
Change in fair value					(20.0)
Income tax effect					9.8
					(10.2)		(10.2)
Total comprehensive income							121.7
Purchase of treasury stock	(1.309)	—	—	(79.5)			(79.5)
Stock-based compensation	—	—	11.6	—			11.6
Treasury stock issued under stock plans	0.004	—	—	0.2			0.2
Stock issued for employee stock purchase plan	0.063	0.1	2.7	—			2.8
Stock issued under stock plans	0.793	0.8	10.2	—			11.0
Balances at December 31, 2011	35.475	37.9	840.0	(125.3)	(390.0)	810.6	1,173.2
See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2011	2010	2009
Cash flows from operating activities:
Net income	$244.5	$251.1	$121.6
Adjustments to reconcile net income to net cash provided by operating activities:
Fleet transition and restructuring related charges	38.9	13.2	24.3
Depreciation and amortization	246.9	230.5	219.2
Stock-based compensation and other	16.5	9.1	12.9
Changes in certain assets and liabilities:
Changes in fair values of open fuel hedge contracts	14.4	(14.3)	(88.7)
Changes in deferred income taxes	144.8	145.3	84.1
Increase (decrease) in air traffic liability	67.0	56.1	(6.4)
Increase (decrease) in deferred revenue	6.7	(31.6)	17.3
Increase (decrease) in other long-term liabilities	69.9	28.7	69.1
Pension contribution	(140.8)	(150.5)	(152.8)
Other - net	(12.8)	15.1	(8.1)
Net cash provided by operating activities	696.0	552.7	292.5

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(317.8)	(138.6)	(367.2)
Other flight equipment	(35.2)	(27.2)	(30.6)
Other property and equipment	(34.4)	(19.5)	(40.6)
Total property and equipment additions	(387.4)	(185.3)	(438.4)
Assets constructed for others (Terminal 6 at LAX)	(108.9)	(29.0)	—
Purchases of marketable securities	(883.5)	(1,022.0)	(942.6)
Sales and maturities of marketable securities	955.7	931.0	725.0
Proceeds from disposition of assets and changes in restricted deposits	20.8	10.1	(1.4)
Net cash used in investing activities	(403.3)	(295.2)	(657.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	106.5	—	275.0
Proceeds from sale-leaseback transactions, net	—	—	230.0
Long-term debt payments	(333.5)	(321.0)	(261.0)
Purchase of treasury stock	(79.5)	(45.1)	(23.8)
Proceeds and tax benefit from issuance of common stock	19.4	36.5	13.0
Other financing activities	7.1	(2.6)	12.8
Net cash (used in) provided by financing activities	(280.0)	(332.2)	246.0
Net increase (decrease) in cash and cash equivalents	12.7	(74.7)	(118.9)
Cash and cash equivalents at beginning of year	89.5	164.2	283.1
Cash and cash equivalents at end of year	$102.2	$89.5	$164.2

Supplemental disclosure:
Cash paid (refunded) during the year for:
Interest (net of amount capitalized)	$73.6	$106.0	$94.6
Income taxes	7.5	0.4	(8.8)
Non-cash transactions:
Relocation credit and assets constructed related to Terminal 6 at LAX	15.6	7.4	—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alaska Air Group, Inc.
December 31, 2011

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and their preparation requires the use of management’s estimates. Actual results may differ from these estimates. Certain reclassifications have been made to conform the prior year data to the current format.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. They are carried at cost, which approximates market value. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $26.0 million and $23.3 million at December 31, 2011 and 2010, respectively, and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

The Company has restricted cash balances primarily used to guarantee various letters of credit, self-insurance programs, or other contractual rights. Restricted cash consists of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

Marketable Securities

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and short-term investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in market value, excluding other-than-temporary impairments, are reflected in accumulated other comprehensive loss (AOCL).

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company uses a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment. If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, our intent and ability to hold, or plans to sell, the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to Other-net in the consolidated statements of operations and a new cost basis in the investment is established.

Receivables

Receivables are due on demand and consist primarily of airline traffic (including credit card) receivables, Mileage Plan partners, amounts due from other airlines related to interline agreements, government tax authorities, and other miscellaneous amounts due to the Company, and are net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies—net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $23.3 million and $29.0 million at December 31, 2011 and 2010, respectively. Inventory and supplies—net also includes fuel inventory of $19.6 million and $20.2 million at December 31, 2011 and 2010, respectively. Repairable and rotable aircraft parts inventories are included in flight equipment.

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $2.1 million and $2.9 million as of December 31, 2011 and December 31, 2010, respectively.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability until travel or date of expiration. Commissions to travel agents and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Taxes collected from passengers, including transportation excise taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the consolidated statements of operations. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are based on the Company’s historical data.

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

Alaska’s Mileage Plan deferred revenue and liabilities are included under the following consolidated balance sheet captions at December 31 (in millions):

	2011	2010
Current Liabilities:
Other accrued liabilities	$271.4	$278.0
Other Liabilities and Credits:
Deferred revenue	392.2	382.1
Other liabilities	16.9	13.8
Total	$680.5	$673.9

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year,

including $38.5 million and $43.0 million at December 31, 2011 and 2010, respectively, associated with Mileage Plan awards issued but not yet flown.

Alaska’s Mileage Plan revenue is included under the following consolidated statements of operations captions for the years ended December 31 (in millions):

	2011	2010	2009
Passenger revenues	$200.7	$189.5	$182.1
Other-net revenues	194.9	183.3	151.5
Total Mileage Plan revenues	$395.6	$372.8	$333.6

Other—net revenues includes commission revenue of $138.2 million, $123.7 million, and $96.8 million in 2011, 2010, and 2009, respectively.

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of Mileage Plan free travel awards earned through air travel, advertising, promotional costs, commissions, and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $16.1 million, $16.0 million, and $16.8 million during the years ended December 31, 2011, 2010, and 2009, respectively.

Derivative Financial Instruments

The Company's operations are significantly impacted by changes in aircraft fuel prices and interest rates. In an effort to manage our exposure to these risks, the Company periodically enters into fuel and interest rate derivative instruments. These derivative instruments are recognized at fair value on the balance sheet and changes in the fair value is recognized in AOCL or in the consolidated statements of operations, depending on the nature of the instrument.

The Company does not hold or issue derivative fuel hedge contracts for trading purposes and does not apply hedge accounting. For cash flow hedges related to our interest rate swaps the effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in interest expense.

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
The Company has elected not to use the Fair Value Option for non-financial instruments, and accordingly those assets and liabilities are carried at amortized cost. For financial instruments, those assets and liabilities are carried at fair value and are determined based on the market approach or income approach depending upon the level of inputs used.

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

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. In 2011, 2010, and 2009, 0.1 million, 0.1 million, and 2.1 million stock options, respectively, were excluded from the calculation of diluted EPS because they were antidilutive.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

December 31, 2011	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$62.1	$—	$—	$62.1
Money market funds	40.1	—	—	40.1
Cash and cash equivalents	102.2	—	—	102.2
U.S. government and agency securities	292.5	3.4	—	295.9
Foreign government bonds	24.9	0.5	—	25.4
Asset-back securities	58.2	0.1	(0.3)	58.0
Mortgage-back securities	124.1	1.1	(0.3)	124.9
Corporate notes and bonds	518.0	7.0	(2.4)	522.6
Municipal securities	11.8	0.1	—	11.9
Marketable securities	1,029.5	12.2	(3.0)	1,038.7
Total	$1,131.7	$12.2	$(3.0)	$1,140.9

December 31, 2010	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$6.6	$—	$—	$6.6
Money market funds	82.9	—	—	82.9
Cash and cash equivalents	89.5	—	—	89.5
U.S. government and agency securities	469.8	4.3	(1.2)	472.9
Foreign government bonds	41.0	0.8	(0.2)	41.6
Asset-back securities	51.7	0.3	(0.3)	51.7
Mortgage-back securities	125.7	1.0	(1.2)	125.5
Corporate notes and bonds	411.1	9.7	(0.5)	420.3
Municipal securities	6.5	0.2	—	6.7
Marketable securities	1,105.8	16.3	(3.4)	1,118.7
Total	$1,195.3	$16.3	$(3.4)	$1,208.2

Activity for marketable securities for the years ended December 31 (in millions):

	2011	2010	2009
Proceeds from sales and maturities	$955.7	$931.0	$725.0
Gross realized gains	7.5	10.4	7.0
Gross realized losses	2.3	2.3	2.3
Other-than-temporarily impairments on investments	2.2	—	2.2

Of the marketable securities on hand at December 31, 2011, 23.4% mature in 2012, 35.8% in 2013, and 40.8% thereafter.

Investments with continuous unrealized losses (in millions):

	Less than 12 months		Greater than 12 months
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Asset-backed obligations	$31.7	$(0.1)	$1.1	$(0.2)	$32.8	$(0.3)
Mortgage-backed obligations	35.1	(0.2)	1.9	(0.1)	37.0	(0.3)
Corporate notes and bonds	137.4	(2.4)	1.0	—	138.4	(2.4)
Total	$204.2	$(2.7)	$4.0	$(0.3)	$208.2	$(3.0)

	Less than 12 months		Greater than 12 months
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
U.S. government and agency securities	$163.3	$(1.2)	$—	$—	$163.3	$(1.2)
Foreign government bonds	—	—	41.6	(0.2)	41.6	(0.2)
Asset-backed obligations	15.6	(0.1)	1.9	(0.2)	17.5	(0.3)
Mortgage-backed obligations	51.4	(0.4)	8.8	(0.8)	60.2	(1.2)
Corporate notes and bonds	60.6	(0.5)	1.8	—	62.4	(0.5)
Total	$290.9	$(2.2)	$54.1	$(1.2)	$345.0	$(3.4)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2011.

NOTE 3. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil and swap agreements for jet fuel refining margins. The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the counterparty’s financial deterioration and nonperformance by monitoring the absolute exposure levels, and the counterparty’s credit rating. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds.

In the fourth quarter, in an effort to reduce the premium expense of hedge contracts in 2012, the Company sold a portion of its existing crude oil contracts with maturities in 2012, and purchased new positions with a higher strike price for the same period. This reduced the premiums associated with the 2012 positions, and increased the average strike price of the 2012 portfolio from $92 per barrel to $100 per barrel. There was no net impact to the income statement during the period due to the contracts being marked-to-market each period.

As of December 31, 2011, the Company had fuel hedge contracts outstanding covering 421.1 million gallons of crude oil that will be settled from January 2012 to December 2014. Refer to the contractual obligations and commitments section of Item 7 for further information.

Interest Rate Swap Agreements

The Company has interest rate swap agreements with a third party designed to hedge the volatility of the underlying variable interest rate in the Company's aircraft lease agreements for six Boeing 737-800 aircraft. The agreements stipulate that the Company pay a fixed interest rate over the term of the contract and receive a floating interest rate. All significant terms of the swap agreement match the terms of the lease agreements, including interest-rate index, rate reset dates, termination dates and underlying notional values. The agreements expire from February 2020 through March 2021 to coincide with the lease termination dates.

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet as of December 31 (in millions):

	2011	2010
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$46.7	$61.4
Fuel hedge contracts, noncurrent assets	70.2	69.9
Fuel hedge contracts, current liabilities	(10.3)	$—

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(5.2)	(6.0)
Other liabilities	(23.6)	(2.8)
Gains (losses) in AOCL	20.0	(11.2)

The net cash received (paid) for new positions and settlements was $15.9 million, $(16.3) million, and $(60.5) million during 2011, 2010, and 2009, respectively.

The Company expects that $5.2 million to be reclassified from AOCL into earnings within the next twelve months.

Pretax effect of derivative instruments on earnings (fuel hedges) and AOCL (interest rate swaps) at December 31 (in millions):

	2011	2010	2009
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in aircraft fuel expense	$(8.7)	$(2.0)	$28.1

Derivative Instruments Designated as Hedges
Interest rate swaps
Gains (losses) recognized in aircraft rent	(6.2)	(6.1)	(1.6)

The amounts shown as recognized in earnings for cash flow hedges represent the realized gains/(losses) transferred out of AOCL to earnings during the year. The amounts shown as recognized in AOCL are prior to these transfers of realized gains/(losses) to earnings.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

December 31, 2011	Level 1	Level 2	Total

Assets
Marketable securities
U.S. government securities	$295.9	$—	$295.9
Foreign government bonds	—	25.4	25.4
Asset-back securities	—	58.0	58.0
Mortgage-back securities	—	124.9	124.9
Corporate notes and bonds	—	522.6	522.6
Municipal securities	—	11.9	11.9
Derivative instruments
Fuel hedge contracts	—	116.9	116.9

Liabilities
Derivative instruments
Fuel hedge contracts	—	(10.3)	(10.3)
Interest rate swap agreements	—	(28.8)	(28.8)

December 31, 2010	Level 1	Level 2	Total

Assets
Marketable securities
U.S. government securities	$472.9	$—	$472.9
Foreign government bonds	—	41.6	41.6
Asset-back securities	—	51.7	51.7
Mortgage-back securities	—	125.5	125.5
Corporate notes and bonds	—	420.3	420.3
Municipal securities	—	6.7	6.7
Derivative instruments
Fuel hedge contracts	—	131.3	131.3

Liabilities
Derivative instruments
Interest rate swap agreements	—	(8.8)	(8.8)

The Company uses the market and income approach to determine the fair value of marketable securities. U.S. government securities are Level 1 as the fair value is based on quoted prices in active markets. Foreign governments bonds, asset-back securities, mortgage-back securities, corporate notes and bonds, and municipal securities are Level 2 as the fair value is based on industry standard valuation models that are calculated based on observable inputs such as quoted interest rates, yield curves, credit ratings of the security and other observable market information.

The Company uses the market approach and the income approach to determine the fair value of derivative instruments. Fuel hedge contracts are over-the-counter, are not exchange traded and determined based on observable inputs that are readily available in active markets or can be derived from information available in active, quoted markets. Interest rate swap agreements are Level 2 as the fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value.

The Company has no other financial assets that are measured at fair value on a nonrecurring basis at December 31, 2011.

Fair Value of Other Financial Instruments

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash and Cash Equivalents: Carried at amortized costs which approximates fair value.

Debt: The carrying amounts of the Company's variable-rate debt approximates fair values. For fixed-rate debt, the Company uses the income approach to determine the estimated fair value, by using discounted cash flow using the Company's current borrowing rate.

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt as of December 31 (in millions):

	2011	2010
Carrying Amount	$1,002.5	$1,233.6
Fair value	1,075.8	1,285.0

NOTE 5. ASSETS CONSTRUCTED FOR OTHERS (TERMINAL 6 AT LAX)

In 2009, the Company announced plans to move from Terminal 3 to Terminal 6 at LAX. The total project is estimated to cost approximately $235 million and is comprised of a new baggage system for LAX, renovations of Terminal 6 including additional gates, new common use systems, expansion of security screening checkpoints, and a new ticket lobby, all of which is expected to be completed in the spring of 2012.

In 2011, the Company signed a funding agreement with the City of Los Angeles and LAWA, which would reimburse the Company for the non-proprietary renovations such as a common use areas, new baggage system, security checkpoint, and new ticket lobby, while the Company will not be reimbursed for proprietary renovations at the new gates included in Terminal 6. The Company anticipates that the non-reimbursable share of the project will be approximately $25 million. The majority of the construction costs will be reimbursed during or at the completion of construction.

For accounting and financial reporting purposes, the Company is considered to be the owners of the project during construction and will not be able to qualify for sale and leaseback accounting when the non-proprietary assets are transferred to the City of Los Angeles due to the Company's continuing involvement with the project. As a result, all of the costs incurred to fund the project are included in "Other property and equipment" and all amounts that have been and will be reimbursed will be in "Other liabilities" on the balance sheet. As of December 31, 2011, $152.1 million was capitalized and included in "Other property and equipment", while $17.7 million was included in "Other liabilities."

The assets will be depreciated over the life of the lease based on the straight-line method, while the liability will amortize on the effective interest method based on the lease rental payments. Because the Company will only operate a small portion of the gates in the new terminal, the asset and liability will depreciate and amortize to an estimated fair value at the end of the lease term, at which time we may sell the assets and derecognize our obligation or we may extend our lease term.

Additionally, as part of the project we capitalized interest of $4.5 million, which will depreciate over the lease term in connection with the associated assets. The Company also deferred interest income of $6.2 million, related to the interest paid by LAWA in connection with our financing of the project, which will be recognized over the lease period.

Future minimum payments related to the Terminal 6 lease are included in facility leases described in Note 9, while the expected capital expenditures in 2012 are estimated to total approximately $83 million .

NOTE 6. LONG-TERM DEBT

Long-term debt obligations were as follows at December 31 (in millions):

	2011	2010
Fixed-rate notes payable due through 2024	$1,002.5	$1,233.6
Variable-rate notes payable due through 2024	304.4	300.6
Long-term debt	1,306.9	1,534.2
Less current portion	207.9	221.2
	$1,099.0	$1,313.0

Weighted-average fixed-interest rate	5.8%	6.0%
Weighted-average variable-interest rate	1.9%	1.8%

All of the Company’s borrowings were secured by aircraft.

During 2011, the Company made scheduled debt payments of $168.8 million. The Company also prepaid the full debt balance on seven outstanding aircraft debt agreements and the partial debt balance on four outstanding aircraft debt agreements totaling $164.7 million. In addition, the Company borrowed approximately $106.5 million for six of the Q400 aircraft delivered in 2011.

At December 31, 2011, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
2012	$207.9
2013	165.9
2014	122.3
2015	118.9
2016	116.5
Thereafter	575.4
Total principal payments	$1,306.9

Bank Line of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft. Borrowings on the other $100 million facility are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. During 2011, we modified the second facility by extending the term from March 2014 to March 2016 and reduced the commitment fee. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at December 31, 2011.

NOTE 7. INCOME TAXES

Deferred Income Taxes

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes.

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2011	2010
Excess of tax over book depreciation	$795.2	$660.0
Fuel hedge contracts	—	8.7
Other—net	16.9	16.9
Gross deferred tax liabilities	812.1	685.6

Mileage Plan	(241.9)	(237.2)
AMT and other tax credits	(53.1)	(57.5)
Inventory obsolescence	(13.4)	(16.5)
Deferred gains	(14.1)	(15.9)
Employee benefits	(217.6)	(179.1)
Loss carryforwards(a)	(13.0)	(4.1)
Fuel hedge contracts	(2.8)	—
Other—net	(27.5)	(15.9)
Gross deferred tax assets	(583.4)	(526.2)
Net deferred tax liabilities	$228.7	$159.4

Current deferred tax asset	$(134.2)	$(120.5)
Noncurrent deferred tax liability	362.9	279.9
Net deferred tax liability	$228.7	$159.4

(a)
The Federal loss carryforward of $27.7 million ($9.7 million tax effected) expires in 2031; State loss carryforwards of $59.0 million ($3.3 million tax effected) expire beginning in 2014 and ending in 2031.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred assets and liabilities shown above does not include certain deferred tax assets at December 31, 2011, that arose directly from the tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include $10.3 million of loss carryforwards, in which additional-paid-in-capital will be increased if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

The Company has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2011. This conclusion is based on the expected future reversals of existing taxable temporary differences, anticipated future taxable income, and the potential for future tax planning strategies to generate taxable income, if needed. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

Components of Income Tax Expense

The components of income tax expense were as follows (in millions):

	2011	2010	2009
Current tax expense (benefit):
Federal	$—	$7.4	$(3.4)
State	3.5	2.7	(1.3)
Total current	3.5	10.1	(4.7)

Deferred tax expense:
Federal	134.9	131.5	76.7
State	10.8	13.2	9.3
Total deferred	145.7	144.7	86.0
Total tax expense related to income	$149.2	$154.8	$81.3

Income Tax Rate Reconciliation

Income tax expense reconciles to the amount computed by applying the U.S. federal rate of 35% to income before income tax and accounting change as follows (in millions):

	2011	2010	2009
Income before income tax	$393.7	$405.9	$202.9

Expected tax expense	137.8	142.1	71.0
Nondeductible expenses	1.4	1.8	3.1
State income taxes	10.2	10.7	5.5
Other—net	(0.2)	0.2	1.7
Actual tax expense	$149.2	$154.8	$81.3

Effective tax rate	37.9%	38.1%	40.1%

Uncertain Tax Positions

The Company has identified its federal tax return and its state tax returns in Alaska, Oregon, and California as “major” tax jurisdictions. A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2009 to 2010
Alaska	2008 to 2010
California	2007 to 2010
Oregon	2002 to 2010

The 2002 to 2007 Oregon tax returns are subject to examination only to the extent of net operating loss carryforwards from those years that were utilized in 2010 and later years.

Changes in the liability for unrecognized tax benefits during 2009, 2010 and 2011 are as follows (in millions):

	2011	2010	2009
Balance at January 1,	$1.5	$1.3	$23.7

Additions based on tax positions and settlements related to the prior year	—	—	—
Additions based on tax positions and settlements related to the current year	0.2	0.2	0.1
Reductions for tax positions of prior years	—	—	(22.5)
Lapse of statute of limitations	(1.1)	—	—
Balance at December 31,	$0.6	$1.5	$1.3

At December 31, 2011, the total amount of unrecognized tax benefits is recorded as a liability, all of which would impact the effective tax rate. No interest or penalties related to these tax positions were accrued as of December 31, 2011.

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

Accounting standards require recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status in AOCL.

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

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 4.65% and 5.55% were used as of December 31, 2011 and 2010, respectively. For 2011, the rate of compensation increase used varied from 2.94% to 4.17%, depending on the related work group. For 2010, the rate of compensation increases was 2.99% to 4.35%.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 5.55%, 5.85%, and 6.20% were used for the years ended December 31, 2011, 2010, and 2009, respectively. For all three years, the expected return on plan assets used was 7.75%, and the rate of compensation increase used varied from 2.99% to 4.35%, depending on the plan and the related work group.

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

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities.  The asset allocation of the funds in the qualified defined-benefit plans, by asset category, is as follows as of the end of 2011 and 2010:

	2011	2010
Asset category:
Money market fund	1%	2%
Domestic equity securities	45%	51%
Non-U.S. equity securities	20%	18%
Fixed income securities	34%	29%
Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a fund manager and invests in various asset classes to diversify risk. Target allocations for the primary asset classes are approximately:

Domestic equities:	45% - 55%
Non-U.S. equities:	17% - 23%
Fixed income:	25% - 35%

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

The Company made a $100 million contribution to the plan in December 2010 and another $100 million contribution to the plan in December 2011, which were distributed immediately to investments in accordance with the target asset allocations.

As of December 31, 2011, other than the money market fund, all assets were invested in common commingled trust funds.  The Company uses the net asset values of these funds to determine fair value as allowed using the practical expediency method outlined in the accounting standards.  The fund categories included in plan assets as of December 31, 2011 and 2010, their amounts, and their fair value hierarchy level are as follows (dollars in millions):

	2011	2010	Level
Fund type:
Money market fund	$12.0	$27.7	1
U.S. equity market fund	578.7	561.9	2
Non-U.S. equity fund	256.1	210.0	2
U.S. debt index fund	75.0	135.0	2
Government/credit bond index fund	366.2	208.1	2
Plan assets	$1,288.0	$1,142.7

Nonqualified Defined-Benefit Pension Plan

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. This plan uses a December 31 measurement date.

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 4.65% and 5.55% were used as of December 31, 2011 and 2010 respectively. The rate of compensation increase used was 5.00% as of December 31, 2011 and 2010.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 5.55%, 5.85%, and 6.20% were used for the years ended December 31, 2011, 2010, and 2009, respectively. The rate of compensation increase used was 5.00% for all three years presented.

Combined Disclosures for Defined-Benefit Pension Plans

The following table sets forth the status of the plans for 2011 and 2010 (in millions):

	Qualified		Nonqualified
	2011	2010	2011	2010
Projected benefit obligation (PBO)
Beginning of year	$1,343.0	$1,179.8	$41.1	$37.3
Service cost	35.3	32.3	1.0	0.8
Interest cost	72.9	67.7	2.2	2.1
Plan amendments	(21.6)	—	0.2	—
Actuarial loss	206.3	101.0	3.2	4.1
Benefits paid	(41.6)	(37.8)	(4.9)	(3.2)
End of year	$1,594.3	$1,343.0	$42.8	$41.1

Plan assets at fair value
Beginning of year	$1,142.7	$906.9	$—	$—
Actual return on plan assets	53.6	128.0	—	—
Employer contributions	133.3	145.6	4.9	3.2
Benefits paid	(41.6)	(37.8)	(4.9)	(3.2)
End of year	$1,288.0	$1,142.7	$—	$—
Funded status (unfunded)	$(306.3)	$(200.3)	$(42.8)	$(41.1)

Percent funded	81%	85%	—	—

The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $1,483.0 million and

$1,232.1 million at December 31, 2011 and 2010, respectively. The accumulated benefit obligation for the nonqualified defined-benefit plan was $41.8 million and $40.4 million at December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, the amounts recognized in the consolidated balance sheets were as follows (in millions):

	2011		2010
	Qualified	Nonqualified	Qualified	Nonqualified
Accrued benefit liability-current	$—	$2.2	$—	$2.3
Accrued benefit liability-long term	306.3	40.6	200.3	38.8
Total liability recognized	$306.3	$42.8	$200.3	$41.1

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN AOCL:

	2011		2010
	Qualified	Nonqualified	Qualified	Nonqualified
Prior service credit	$(15.7)	$—	$(16.7)	$0.1
Net loss	613.2	11.5	417.0	8.7
Amount recognized in AOCL (pretax)	$597.5	$11.5	$400.3	$8.8

The expected amortization of prior service credit and net loss from AOCL in 2012 is $1.0 million and $39.6 million, respectively, for the qualified defined-benefit pension plans. For the nonqualified defined-benefit pension plans, the expected combined amortization of prior service cost and net loss from AOCL in 2011 is $0.8 million.

Net pension expense for the defined-benefit plans included the following components for 2011, 2010, and 2009 (in millions):

	Qualified			Nonqualified
	2011	2010	2009	2011	2010	2009
Service cost	$35.3	$32.3	$44.2	$1.0	$0.8	$0.7
Interest cost	72.9	67.7	66.9	2.2	2.1	2.2
Expected return on assets	(88.2)	(70.9)	(51.3)	—	—	—
Amortization of prior service cost	(1.0)	(0.9)	4.3	0.1	0.1	0.1
Curtailment loss	—	—	—	0.2	—	—
Recognized actuarial loss	23.2	22.0	28.9	0.4	0.1	0.1
Net pension expense	$42.2	$50.2	$93.0	$3.9	$3.1	$3.1

Historically, the Company’s practice has been to contribute to the qualified defined-benefit pension plans in an amount equal to the greater of 1) the minimum required by law, 2) the Pension Protection Act (PPA) target liability, or 3) the service cost as actuarially calculated. There are no current funding requirements for the Company’s plans in 2012. However, the funding in 2012 is estimated to be $35 million to $50 million. The Company expects to contribute approximately $2 million to the nonqualified defined-benefit pension plans during 2012.

Future benefits expected to be paid over the next ten years under the defined-benefit pension plans from the assets of those plans as of December 31, 2011 are as follows (in millions):

	Qualified	Nonqualified
2012	$50.9	$2.2
2013	61.1	2.3
2014	66.0	2.4
2015	76.5	2.7
2016	76.5	2.8
2017– 2021	486.5	16.6

Postretirement Medical Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded. This liability was determined using an assumed discount rate of 4.65% and 5.55% at December 31, 2011 and 2010, respectively. The Company does not believe the U.S. Health Care Reform: The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act will have a significant impact.

(in millions)	2011	2010
Accumulated postretirement benefit obligation
Beginning of year	$132.5	$117.3
Service cost	6.0	5.3
Interest cost	7.2	6.7
Actuarial (gain) loss	(22.9)	4.9
Benefits paid	(2.6)	(1.7)
End of year	$120.2	$132.5

Plan assets at fair value
Beginning of year	$—	$—
Employer contributions	2.6	1.7
Benefits paid	(2.6)	(1.7)
End of year	$—	$—
Funded status (unfunded)	$(120.2)	$(132.5)

As of December 31, 2011 and 2010, the amounts recognized in the consolidated balance sheets were as follows (in millions):

	2011	2010
Accrued benefit liability-current	$4.1	$4.9
Accrued benefit liability-long term	116.1	127.6
Total liability recognized	$120.2	$132.5

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN AOCL:

(in millions)	2011	2010
Prior service cost	$2.2	$2.5
Net loss	(3.8)	20.3
Amount recognized in AOCL (pretax)	$(1.6)	$22.8

No expected combined amortization of prior service cost and net loss from AOCL in 2012.

The Company uses a December 31 measurement date to assess obligations associated with the subsidy of retiree medical costs. Net periodic benefit cost for the postretirement medical plans included the following components for 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Service cost	$6.0	$5.3	$5.6
Interest cost	7.2	6.7	7.8
Amortization of prior service cost	0.3	—	2.9
Recognized actuarial loss	1.2	0.3	0.8
Net periodic benefit cost	$14.7	$12.3	$17.1

This is an unfunded plan. The Company expects to contribute approximately $4 million to the postretirement medical benefits plan in 2012, which is equal to the expected benefit payments.

Future benefits expected to be paid over the next ten years under the postretirement medical benefits plan as of December 31, 2011 are as follows (in millions):

2012	$4.1
2013	4.7
2014	5.5
2015	6.4
2016	7.2
2017 - 2021	47.8

The assumed health care cost trend rates to determine the expected 2012 benefits cost are 8.6%, 8.6%, 5.0% and 4.0% for medical, prescription drugs, dental and vision costs, respectively. The assumed trend rate declines steadily through 2028 where the ultimate assumed trend rates are 4.7% for medical, prescription drugs and dental, and 4.0% for vision.

A 1% higher or lower trend rate in health care costs has the following effect on the Company’s postretirement medical plans during 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Change in service and interest cost
1% higher trend rate	$1.9	$1.8	$2.1
1% lower trend rate	(1.7)	(1.5)	(1.7)
Change in year-end postretirement benefit obligation
1% higher trend rate	$14.4	$16.0	$14.4
1% lower trend rate	(12.5)	(13.8)	(12.4)

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $42.0 million, $40.0 million, and $28.6 million in 2011, 2010, and 2009, respectively.  The increase in 2010 is due to pilots that elected to freeze or reduce their service credits in the defined-benefit pension plan receiving a higher Company contribution under the new collective bargaining agreement.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheet at December 31, 2011 and 2010.

Pilot Long-term Disability Benefits

The collective bargaining agreement with Alaska’s pilots calls for the removal of long-term disability benefits from the defined-benefit plan for any pilot that was not already receiving long-term disability payments prior to January 1, 2010.  As a result of this plan change, the PBO of $32.6 million associated with assumed future disability payments was removed from the overall defined-benefit pension plan liability in 2009, $29.6 million of which was recorded through AOCL.  Furthermore, the removal of the plan from the defined-benefit pension plan reduced the accumulated postretirement benefit obligation for medical costs as the new plan no longer considers long-term disability to be “retirement” from the Company.

The new long-term disability plan removes the service requirement that was in place under the former defined-benefit plan. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2011 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability at December 31, 2011 is $8.1 million, which is recorded net of a prefunded trust account of $0.9 million, and is included in long-term other liabilities on the consolidated balance sheets.

Employee Incentive-Pay Plans

Alaska and Horizon have employee incentive plans that pay employees based on certain financial and operational metrics. The aggregate expense under these plans in 2011, 2010 and 2009 was $71.9 million, $92.0 million, and $76.0 million, respectively. The plans are summarized below:

•
Performance-Based Pay (PBP) is a program that rewards virtually all employees.  The program is based on four separate metrics related to: (1) Air Group profitability, (2) safety, (3) achievement of unit-cost goals, and (4) employee engagement as measured by customer satisfaction.

•	The Operational Performance Rewards Program entitles all Air Group employees to quarterly payouts of up to $300 per person if certain operational and customer service objectives are met.

NOTE 9. COMMITMENTS

Future minimum fixed payments for commitments as of December 31, 2011 (in millions):

	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements	Engine Maintenance
2012	$144.2	$55.9	$372.4	$27.1	$42.1
2013	135.1	31.6	289.3	17.4	32.6
2014	125.6	27.7	158.7	17.7	26.2
2015	104.4	17.3	32.0	18.0	10.1
2016	81.9	8.9	1.4	18.3	—
Thereafter	131.4	110.8	2.8	26.5	—
Total	$722.6	$252.2	$856.6	$125.0	$111.0

Lease Commitments

At December 31, 2011, the Company had lease contracts for 60 aircraft, which have remaining noncancelable lease terms ranging from two to over ten years. Of these aircraft, 14 are non-operating (i.e. not in our fleet) and subleased to third party carriers. The majority of airport and terminal facilities are also leased. Rent expense was $274.9 million, $294.5 million, and $303.1 million, in 2011, 2010, and 2009, respectively.

Aircraft Commitments

The Company is committed to purchasing six Boeing 737-800 aircraft and 19 Boeing 737-900ER aircraft, with deliveries in 2012 through 2015 at December 31, 2011, with options to purchase an additional 42 Boeing 737 aircraft. The Company also has options to purchase an additional ten Q400 aircraft.

Capacity Purchase Agreements (CPAs)

At December 31, 2011, Alaska had CPAs with three carriers, including our wholly-owned subsidiary, Horizon. Beginning January 1, 2011, Horizon sold 100% of its capacity under a CPA with Alaska. On May 14, 2011, SkyWest Airlines, Inc. began flying certain routes under a CPA with Alaska. In addition, Alaska has a CPA with PenAir to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

Engine Maintenance

The Company had power-by-the-hour maintenance agreements for all Boeing 737 engines other than the Boeing 737-800 at December 31, 2011. These agreements transfer risk to third-party service providers and fix the amount the Company pays per flight hour in exchange for maintenance and repairs under a predefined maintenance program. Future payments are based on minimum flight hours. Accordingly, payments could differ materially based on actual flight hours.

NOTE 10. CONTINGENCIES

Other items

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect the Company's financial position or results of operations. This forward-looking statement is based on management's current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of arbitrators, judges and juries.

The SEC has formally notified Mr. Ayer that the inquiry discussed in our 2010 Form 10-K has been closed.

NOTE 11. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In June 2011, the Board of Directors authorized a $50 million share repurchase program, which was completed in January 2012. In June 2010, the Board of Directors authorized a $50 million share repurchase program, which was completed in April 2011. In June 2009, the Board of Directors authorized a $50 million share repurchase program, which was completed in May 2010.

Share repurchase activity as of December 31 (in millions, except shares):

	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
2011 Repurchase Program	797,500	$48.3	—	$—	—	$—
2010 Repurchase Program	511,800	31.2	355,000	18.8	—	—
2009 Repurchase Program	—	—	645,748	26.3	1,324,578	23.8
	1,309,300	$79.5	1,000,748	$45.1	1,324,578	$23.8

Retirement of Treasury Shares

In 2009, the Company retired 7,900,000 common shares that had been held in treasury.  This action did not impact the total number of common shares outstanding.

Accumulated Other Comprehensive Loss (AOCL)

AOCL consisted of the following at December 31 (in millions, net of tax):

	2011	2010
Unrealized gain on marketable securities considered available-for-sale	$(5.7)	$(8.0)
Related to pension plans	381.0	255.4
Related to postretirement medical benefits	(1.0)	14.3
Related to interest rate derivatives	15.7	5.5
	$390.0	$267.2

NOTE 12. DETAIL OF OTHER FINANCIAL STATEMENT CAPTIONS

Receivables

Receivables consisted of the following at December 31 (in millions):

	2011	2010
Airline traffic receivables	$66.5	$53.6
Mileage Plan receivables	40.2	37.9
Other receivables	30.5	29.5
Allowance for doubtful accounts	(0.8)	(0.9)
	$136.4	$120.1

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31 (in millions):

	2011	2010
Prepaid aircraft rent	$29.5	$42.5
Prepaid engine maintenance	30.5	28.7
Prepaid credit card and travel agent commissions	9.8	8.9
Prepaid fuel	4.0	12.6
Other	19.2	14.0
	$93.0	$106.7

Other Assets

Other assets consisted of the following at December 31 (in millions):

	2011	2010
Restricted deposits (primarily restricted investments)	$83.0	$83.6
Prepaid aircraft rent	12.8	21.6
Deferred costs and other	32.0	31.1
	$127.8	$136.3

Deferred costs and other includes deferred financing costs, lease deposits and other items.

Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31 (in millions):

	2011	2010
Mileage Plan current liabilities	$271.4	$278.0
Property and transportation taxes	71.5	67.0
Fuel hedge contracts	10.3	—
Interest rate swaps	5.2	6.0
Postretirement medical benefits liability	4.1	4.9
Pension liability (nonqualified plans)	2.2	2.3
Other	148.6	143.0
	$513.3	$501.2

Other consists of accruals for ground operations, facilities rent, maintenance, and fuel, among other items.

NOTE 13. STOCK-BASED COMPENSATION PLANS

The table below summarizes the components of total stock-based compensation for the years ended December 31 (in millions):

	2011	2010	2009
Stock options	$3.0	$4.0	$4.3
Stock awards	7.7	8.8	5.8
Deferred stock awards	0.3	0.3	0.3
Employee stock purchase plan	0.6	0.6	1.5
Stock-based compensation	$11.6	$13.7	$11.9

Tax benefit related to stock-based compensation	$4.2	$4.9	$4.0

Unrecognized stock-based compensation for non-vested options and awards and the weighted-average period the expense will be recognized for the year ended December 31, 2011 (in millions):

	Amount	Weighted- Average Period
Stock options	$1.9	1.9
Stock awards	6.9	1.7
Unrecognized stock-based compensation	$8.8	1.7

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan (ESPP).

The Company is authorized to issue 6,900,000 shares of common stock under these plans and as of December 31, 2011, of which 2,507,982 shares remain available for future grants of either options or stock awards.

Stock Options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31:

	2011		2010		2009
Expected volatility	56%		55%		52%
Expected term	6	years	6	years	6	years
Risk-free interest rate	2.26%		2.78%		2.01%
Expected dividend yield	—		—		—
Weighted-average grant date fair value per share	$32.79		$18.05		$14.00
Estimated fair value of options granted (millions)	$2.4		$2.3		$5.5

The expected market price volatility is based on the historical volatility. The expected term is based on the estimated period of time until exercise based on historical experience. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is zero as the Company does not pay dividends and has no plans to do so in the immediate future. The expected forfeiture rates are based on historical experience.

The tables below summarize stock option activity for the year ended December 31, 2011:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2010	1,146,520	$30.27	6.4	$30.3
Granted	73,861	61.23
Exercised	(562,883)	30.00
Forfeited or expired	(6,700)	28.13
Outstanding, December 31, 2011	650,798	$34.03	6.5	$26.7

Exercisable, December 31, 2011	176,203	$35.51	5.2	$7.0
Vested or expected to vest, December 31, 2011	647,590	$34.03	6.5	$26.6

	2011	2010	2009
Intrinsic value of option exercises	$19.9	$22.8	$1.6
Cash received from stock option exercises	16.8	37.4	8.3
Tax benefit related to stock option exercises	7.5	8.6	0.6
Fair value of options vested	3.4	3.9	4.4

Stock Awards

Restricted stock units (RSUs) are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of the vest period. The fair value of the RSUs is based on the stock price on the date of grant. The RSUs “cliff vest” after three years, or the period from the date of grant to the employee’s retirement eligibility and expense is recognized accordingly. Performance Share Unit (PSUs) are awarded to certain executives to receive shares of common stock if specific performance goals and market conditions are achieved. There are several tranches of PSUs which vest when performance goals and market conditions are met.

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2010	568,085	$29.55	1.1	$32.2
Granted	117,406	61.28
Vested	(260,957)	22.87
Forfeited	(26,714)	32.61
Non-vested, December 31, 2011	397,820	$39.54	1.0	$29.9

Deferred Stock Awards

Deferred Stock Units (DSUs) are awarded to members of its Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee Stock Purchase Plan (ESPP)

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 62,782, 15,549, and 184,488 shares in 2011, 2010, and 2009 under the ESPP.

Other Items

Subsequent to year-end the board of directors approved a stock-split. Refer to Note 16 for further details.

NOTE 14. FLEET TRANSITION AND RESTRUCTURING RELATED EXPENSES

The table below summarizes fleet transition and restructuring related expenses for the years ended December 31 (in millions):

	2011	2010	2009
Horizon Fleet Transition - CRJ-700	$28.3	$10.3	$—
Horizon Fleet Transition - Q200	10.6	—	8.8
Horizon Restructuring	—	2.9	—
Alaska New Pilot Contract Transition	—	—	35.8
Total	$38.9	$13.2	$44.6

Horizon Fleet Transition

In 2011, Horizon completed its transition to an all-Q400 fleet, which included the sublease of CRJ-700 aircraft to a third-party carrier and removal of all residual CRJ-700 inventory. Additionally, Horizon removed all Q200 aircraft from operation in 2009 through either lease termination or sublease. In 2011, the Company terminated the underlying subleases and sold the remaining Q200 aircraft.

Horizon Restructuring

During 2010, the Company announced its decision to outsource the remaining heavy maintenance functions for Horizon aircraft. As a result of this decision, Horizon eliminated approximately 100 positions in the maintenance division resulting in a charge for separation pay.

Alaska New Pilot Contract Transition

During 2009, Alaska announced that its pilots, represented by the Air Line Pilots Association, ratified a new four-year contract. Among other items, the contract has a provision that allows for pilots to receive, at retirement, a cash payment equal to 25% of their accrued sick leave balance multiplied by their hourly rate. Pilots also received a one-time cash bonus following ratification of the contract.

NOTE 15. OPERATING SEGMENT INFORMATION

Air Group has two operating airlines - Alaska Airlines and Horizon Air. Each is a regulated airline with separate management teams. Effective January 1, 2011, Horizon's business model changed such that 100% of its capacity is sold to Alaska under a capacity purchase agreement (CPA). Prior to 2011, Horizon operated a hybrid model where it sold a portion of its capacity to Alaska and had its own passenger revenues. Additionally, Alaska signed a signed a capacity agreement with SkyWest in May 2011, and continued its CPA with PenAir. To manage the two operating airlines and the revenues and expenses associated with the CPAs, management views the business in three operating segments.
Alaska Mainline - The 737 part of Alaska's business with average stage lengths greater than 1,000 miles.
Alaska Regional - Alaska's shorter distance network. In this segment, we record actual on board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under CPAs
Horizon - Horizon operates regional aircraft. All of Horizon's capacity is sold to Alaska under a CPA.   Expenses included those typically borne by regional airlines such as crew costs, ownership costs, and maintenance costs.
All inter-company revenues and expenses between Alaska and Horizon are eliminated in consolidation, and these changes have no impact on the consolidated results. Prior year segment financial results have been recast to report the current management approach.
Additionally, the following table reports “Air Group adjusted”, which is not a measure determined in accordance with GAAP. The Company's chief operating decision-makers and others in management use this measure to evaluate operational performance and determine resources allocations. Adjustments are further explained below in reconciling to consolidated

GAAP results.

Operating segment information is as follows (in millions):

	Alaska
Year ended December 31, 2011	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Charges	Consolidated
Operating revenues
Passenger
Mainline	$3,176.2	$—	$—	$—	$3,176.2	$—	$3,176.2
Regional	—	774.5	—	—	774.5	—	774.5
Total passenger revenues	3,176.2	774.5	—	—	3,950.7	—	3,950.7
CPA revenues	—	—	369.4	(369.4)	—	—	—
Freight and mail	104.6	3.9	0.2	—	108.7	—	108.7
Other-net	249.9	0.5	8.0	—	258.4	—	258.4
Total operating revenues	3,530.7	778.9	377.6	(369.4)	4,317.8	—	4,317.8

Operating expenses
Operating expenses, excluding fuel(b)	2,015.4	543.5	340.3	(366.9)	2,532.3	38.9	2,571.2
Economic fuel(c)	1,101.2	166.4	—	—	1,267.6	30.1	1,297.7
Total operating expenses	3,116.6	709.9	340.3	(366.9)	3,799.9	69.0	3,868.9

Nonoperating income (expense)
Interest income	23.9	—	0.3	(2.3)	21.9	—	21.9
Interest expense	(72.2)	—	(17.2)	2.1	(87.3)	—	(87.3)
Other	8.9	—	1.3	—	10.2	—	10.2
	(39.4)	—	(15.6)	(0.2)	(55.2)	—	(55.2)
Income (loss) before income tax	$374.7	$69.0	$21.7	$(2.7)	$462.7	$(69.0)	$393.7

	Alaska
Year ended December 31, 2010	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Charges	Consolidated
Operating revenues
Passenger
Mainline	$2,763.4	$—	$—	$—	$2,763.4	$—	$2,763.4
Regional	—	330.6	394.5	0.1	725.2	—	725.2
Total passenger revenues	2,763.4	330.6	394.5	0.1	3,488.6	—	3,488.6
CPA revenues	—	—	274.4	(274.4)	—	—	—
Freight and mail	101.9	1.8	2.5	—	106.2	—	106.2
Other-net	228.8	0.1	8.6	—	237.5	—	237.5
Total operating revenues	3,094.1	332.5	680.0	(274.3)	3,832.3	—	3,832.3

Operating expenses
Operating expenses, excluding fuel(b)	1,916.9	298.9	502.1	(271.3)	2,446.6	13.2	2,459.8
Economic fuel(c)	757.3	—	138.3	—	895.6	5.3	900.9
Total operating expenses	2,674.2	298.9	640.4	(271.3)	3,342.2	18.5	3,360.7

Nonoperating income (expense)
Interest income	34.8	—	3.6	(9.0)	29.4	—	29.4
Interest expense	(96.5)	—	(20.5)	8.7	(108.3)	—	(108.3)
Other	13.1	—	0.1	—	13.2	—	13.2
	(48.6)	—	(16.8)	(0.3)	(65.7)	—	(65.7)
Income (loss) before income tax	$371.3	$33.6	$22.8	$(3.3)	$424.4	$(18.5)	$405.9

	Alaska
Year ended December 31, 2009	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Charges	Consolidated
Operating revenues
Passenger
Mainline	$2,438.8	$—	$—	$—	$2,438.8	$—	$2,438.8
Regional	—	286.7	381.9	—	668.6	—	668.6
Total passenger revenues	2,438.8	286.7	381.9	—	3,107.4	—	3,107.4
CPA revenues	—	—	261.7	(261.7)	—	—	—
Freight and mail	91.5	1.7	2.7	—	95.9	—	95.9
Other-net	187.3	1.1	8.1	—	196.5	—	196.5
Total operating revenues	2,717.6	289.5	654.4	(261.7)	3,399.8	—	3,399.8

Operating expenses
Operating expenses, excluding fuel(b)	1,910.9	280.5	504.5	(257.4)	2,438.5	35.8	2,474.3
Economic fuel(c)	622.7	—	124.2	—	746.9	(88.8)	658.1
Total operating expenses	2,533.6	280.5	628.7	(257.4)	3,185.4	(53.0)	3,132.4

Nonoperating income (expense)
Interest income	38.6	—	2.0	(8.0)	32.6	—	32.6
Interest expense	(91.7)	—	(20.1)	7.5	(104.3)	—	(104.3)
Other	8.1	—	0.1	(1.0)	7.2	—	7.2
	(45.0)	—	(18.0)	(1.5)	(64.5)	—	(64.5)
Income (loss) before income tax	$139.0	$9.0	$7.7	$(5.8)	$149.9	$53.0	$202.9

(a)	The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain charges.

(b)	Refer to Note 14 for a summary of special charges for each respective period.

(c)	Represents adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel-hedge accounting.

	2011	2010	2009
Depreciation:
Alaska(a)	$202.9	$188.5	$178.5
Horizon	43.4	41.0	39.5
Parent company	0.6	1.0	1.2
Consolidated	$246.9	$230.5	$219.2

Capital expenditures:
Alaska(a)	$250.5	$166.2	$357.5
Horizon	136.9	19.1	80.9
Consolidated	$387.4	$185.3	$438.4

Total assets at end of period:
Alaska(a)	$4,803.3	$4,610.2
Horizon	846.5	747.2
Parent company	1,583.5	1,375.6
Elimination of inter-company accounts	(2,038.3)	(1,716.4)
Consolidated	$5,195.0	$5,016.6

(a)	There are no depreciation expenses, capital expenditures or assets associated with purchased capacity flying at Alaska.

NOTE 16. SUBSEQUENT EVENTS

On February 15, 2012, the board of directors declared a two-for-one split of the Company's common stock to be accomplished by means of a stock distribution. The additional shares will be distributed on March 16, 2012, to the shareholders of record on March 2, 2012. The stock split will increase the Company's outstanding shares from approximately 35.5 million shares to about 71.0 million shares. Our historical outstanding shares will be recast upon the distribution.
Below is an estimate of the pro forma affects of the stock split on the Company's Shareholders' equity.

(in millions)	December 31, 2011 (Audited)	Adjustment (Unaudited)	December 31, 2011 (Pro forma) (Unaudited)
Shareholders' Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	$—		$—
Common stock, $1 par value(a) Authorized: 100,000,000 shares, Issued(b): 2011 - 37,866,522 shares; 2010 - 37,010,140 shares	37.9		37.9
Capital in excess of par value	840.0		840.0
Treasury stock (common), at cost(c): 2011 - 2,391,747 shares; 2010 - 1,086,172 shares	(125.3)		(125.3)
Accumulated other comprehensive loss	(390.0)		(390.0)
Retained earnings	810.6		810.6
	$1,173.2		$1,173.2

(a)	Par is reduced to $0.50

(b)	Shares issued increase as follows: 2011 - 75,733,044; 2010 - 74,020,280

(c)	Treasury shares increase as follows: 2011 - 4,783,494; 2010 - 2,172,344

Below is an estimate of the pro forma affects of the stock split on the Company's EPS.

(in millions, except per share amounts)	December 31, 2011 (Audited)	Adjustment (Unaudited)	December 31, 2011 (Pro forma) (Unaudited)
Net Income	$244.5	—	$244.5

Basic Earnings Per Share:	$6.81	(3.40)	$3.41
Diluted Earnings Per Share:	$6.66	(3.33)	$3.33
Shares used for computation:
Basic	35.878	35.878	71.756
Diluted	36.710	36.710	73.420
Additionally, the board of directors approved a stock repurchase program authorizing the Company to purchase up to $50 million of its common stock with available cash on hand.
Furthermore, the board of directors authorized Horizon to purchase two Q400 aircraft in April and June 2012 and sell two Q400 aircraft in the fall of 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alaska Air Group, Inc.:
We have audited Alaska Air Group, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Air Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (included in Item 9A). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Alaska Air Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 21, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
February 21, 2012

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2011 (hereinafter referred to as our “2012 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this report:

1.	Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ WILLIAM S. AYER	Date:	February 21, 2012
William S. Ayer,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 21, 2012 on behalf of the registrant and in the capacities indicated.

/s/ WILLIAM S. AYER	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
William S. Ayer

/s/ BRANDON S. PEDERSEN	Vice President/Finance and Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)
Brandon S. Pedersen

/s/ PATRICIA M. BEDIENT	Director
Patricia M. Bedient

/s/ MARION C. BLAKEY	Director
Marion C. Blakey

/s/ PHYLLIS J. CAMPBELL	Director
Phyllis J. Campbell

/s/ JESSIE J. KNIGHT, JR.	Director
Jessie J. Knight, Jr.

/s/ R. MARC LANGLAND	Director
R. Marc Langland

/s/ DENNIS F. MADSEN	Director
Dennis F. Madsen

/s/ BYRON I. MALLOTT	Director
Byron I. Mallott

/s/ J. KENNETH THOMPSON	Director
J. Kenneth Thompson

/s/ BRADLEY D. TILDEN	Director
Bradley D. Tilden

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated by reference from the documents below. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 8, 2006	3(i)

3.2	Bylaws of Registrant, as amended April 30, 2010	8-K	May 3, 2010

10.2#	Credit Agreement, dated March 31, 2010, among Alaska Airlines, Inc., as borrower, Wells Fargo Capital Finance, LLC as agent, U.S. Bank National Association as documentation agent, and other lenders	10-Q	August 11, 2010	10.1

10.3#	Credit Agreement, dated March 31, 2010, among Alaska Airlines, Inc., as borrower, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and other lenders	10-Q	May 5, 2010	10.2

10.4#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.1

10.5#	Purchase Agreement No. 2497, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.2

10.6#	Supplemental Agreement No. 23 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q/A	August 2, 2011	10.1#

10.7#	Supplement to Master Purchase Agreement, dated October 18, 2005, between Horizon Air Industries, Inc. and Bombardier Inc.	10-Q	November 9, 2005	10.1

10.8#
Lease Agreement, dated January 22, 1990, between International Lease Finance Corporation and Alaska Airlines, Inc., summaries of 19 substantially identical lease agreements and Letter Agreement #1, dated January 22, 1990
		10-K	April 11, 1991	10-14

10.9*	Alaska Air Group Performance Based Pay Plan (formerly “Management Incentive Plan”), as amended and restated December 2, 2009	8-K	February 1, 2010	10.1

10.10*	Alaska Air Group, Inc. 2008 Performance Incentive Plan	8-K	May 22, 2008	10.1

10.11*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Nonqualified Stock Option Agreement	8-K	May 22, 2008	10.2

10.12*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Stock Unit Award Agreement	8-K	May 22, 2008	10.3

10.13*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Director Deferred Stock Unit Award Agreement	8-K	May 22, 2008	10.4

10.14*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Nonqualified Stock Option Agreement—Incentive Award	8-K	February 2, 2009	10.1

10.15*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Stock Unit Award Agreement—Incentive Award	8-K	February 2, 2009	10.2

10.16*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Stock Unit Award Agreement	8-K	February 5, 2010	10.1

10.17*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Nonqualified Stock Option Agreement	8-K	February 5, 2010	10.2

10.18*	Nonqualified Deferred Compensation Plan, as amended	10-Q	August 4, 2011	10.1

10.19*	2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement, as amended	10-Q	August 4, 2011	10.3

10.20*	2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement, as amended	10-Q	August 4, 2011	10.4

10.21*	2008 Performance Incentive Plan, Form of Stock Unit Award Agreement, as amended	10-Q	August 4, 2011	10.5

10.22*	2008 Performance Incentive Plan, Form of Stock Unit Award Agreement Incentive Award, as amended	10-Q	August 4, 2011	10.6

10.23*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan and original form of stock option and restricted stock unit agreements	10-K	February 25, 2005	10.2

10.24*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement	10-K	February 20, 2008	10.8.1

10.25*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Stock Unit Award Agreement	10-K	February 20, 2008	10.8.2

10.26*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Performance Stock Unit Award Agreement	8-K	February 14, 2008	10.3

10.27*	Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan	S-8	September 22, 1999	99.1	333-87563

10.28*	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan	S-8	November 10, 1997	99.2	333-39889

10.29*	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan	S-8	August 5, 1996	99.1	333-09547

10.30*	Alaska Air Group, Inc. Non Employee Director Stock Plan	S-8	August 15, 1997	99.1	333-33727

10.31*	Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Elected Officers, as amended November 7, 1994	10-K	February 10, 1998	10.2

10.32*	Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan	S-1	September 23, 2003	10.1	333-107177

10.33*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2

10.34*	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated November 28, 2007	10-K	February 20, 2008	10.2

10.35*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended and restated on December 1, 2005	10-K	February 20, 2008	10.2

21†	Subsidiaries of Registrant

23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.