Form 10-Q
period 2012-03-31
ALASKA AIR GROUP INC
filed 2012-05-03
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The registrant has 71,097,685 common shares, par value $1.00, outstanding at April 30, 2012.

ALASKA AIR GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

As used in this Form 10-Q, the terms “Air Group,” the "Company," “our,” “we” and "us," refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc. and Horizon Air Industries, Inc. are referred to as “Alaska” and “Horizon,” respectively, and together as our “airlines.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	changes in our operating costs, primarily fuel, which can be volatile;

•	general economic conditions, including the impact of those conditions on customer travel behavior;

•	the competitive environment in our industry;

•	our ability to meet our cost reduction goals;

•	operational disruptions;

•	an aircraft accident or incident;

•	labor disputes and our ability to attract and retain qualified personnel;

•	our significant indebtedness;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	changes in laws and regulations.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see Item 1A "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2011. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$48.2	$102.2
Marketable securities	1,093.0	1,038.7
Total cash and marketable securities	1,141.2	1,140.9
Receivables - net	168.3	136.4
Inventories and supplies - net	45.3	44.3
Deferred income taxes	142.5	134.2
Fuel hedge contracts	58.7	46.7
Prepaid expenses and other current assets	100.9	93.0
Total Current Assets	1,656.9	1,595.5

Property and Equipment
Aircraft and other flight equipment	4,113.5	4,041.8
Other property and equipment	851.4	762.3
Deposits for future flight equipment	266.0	262.5
	5,230.9	5,066.6
Less accumulated depreciation and amortization	1,727.2	1,665.1
Total Property and Equipment - Net	3,503.7	3,401.5

Fuel Hedge Contracts	72.8	70.2

Other Assets	148.6	127.8

Total Assets	$5,382.0	$5,195.0

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions except share amounts)	March 31, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$129.0	$103.6
Accrued aircraft rent	4.8	31.6
Accrued wages, vacation and payroll taxes	123.8	163.8
Other accrued liabilities	551.5	513.3
Air traffic liability	654.0	489.4
Current portion of long-term debt	210.1	207.9
Total Current Liabilities	1,673.2	1,509.6

Long-Term Debt, Net of Current Portion	1,036.9	1,099.0
Other Liabilities and Credits
Deferred income taxes	405.2	362.9
Deferred revenue	406.2	410.2
Obligation for pension and postretirement medical benefits	458.4	463.4
Other liabilities	184.1	176.7
	1,453.9	1,413.2
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value Authorized: 100,000,000 shares, Issued: 2012 - 71,195,578 shares; 2011 - 75,733,044 shares	71.2	37.9
Capital in excess of par value	677.8	840.0
Treasury stock (common), at cost: 2012 - 0 shares; 2011 - 4,783,494 shares	—	(125.3)
Accumulated other comprehensive loss	(382.4)	(390.0)
Retained earnings	851.4	810.6
	1,218.0	1,173.2
Total Liabilities and Shareholders' Equity	$5,382.0	$5,195.0

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions except per share amounts)	2012	2011
Operating Revenues
Passenger
Mainline	$763.7	$702.4
Regional	186.7	176.5
Total passenger revenue	950.4	878.9
Freight and mail	24.4	24.9
Other - net	64.5	61.4
Total Operating Revenues	1,039.3	965.2

Operating Expenses
Wages and benefits	256.6	249.3
Variable incentive pay	16.0	16.4
Aircraft fuel, including hedging gains and losses	318.8	194.5
Aircraft maintenance	50.1	53.3
Aircraft rent	28.0	30.5
Landing fees and other rentals	62.5	57.9
Contracted services	47.7	43.5
Selling expenses	41.1	39.8
Depreciation and amortization	63.7	60.3
Food and beverage service	17.8	15.1
Other	64.6	60.7
Fleet transition expenses	—	10.1
Total Operating Expenses	966.9	831.4
Operating Income	72.4	133.8

Nonoperating Income (Expense)
Interest income	4.9	7.6
Interest expense	(16.6)	(23.4)
Interest capitalized	4.5	1.8
Other - net	1.4	0.9
	(5.8)	(13.1)
Income before income tax	66.6	120.7
Income tax expense	25.8	46.5
Net Income	$40.8	$74.2

Basic Earnings Per Share:	$0.57	$1.03
Diluted Earnings Per Share:	$0.56	$1.01
Shares used for computation:
Basic	71.192	71.988
Diluted	72.659	73.682

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2012	2011

Net Income	$40.8	$74.2

Other comprehensive income (loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	3.7	(2.2)
Reclassification adjustment for gains included in net income	(1.0)	(0.6)
Income tax effect	(1.0)	1.0
Total	1.7	(1.8)

Related to employee benefit plans:
Prior service cost arising during period	9.9	6.3
Income tax effect	(3.7)	(2.4)
Total	6.2	3.9

Related to interest rate derivative instruments:
Unrealized holding gains arising during the period	3.2	2.2
Income tax effect	(3.5)	(0.8)
Total	(0.3)	1.4

Other comprehensive income	7.6	3.5

Comprehensive income	48.4	77.7

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2012	2011
Cash flows from operating activities:
Net income	$40.8	$74.2
Adjustments to reconcile net income to net cash provided by operating activities:
Fleet transition expenses	—	10.1
Depreciation and amortization	63.7	60.3
Stock-based compensation and other	5.3	6.7
Changes in certain assets and liabilities:
Changes in fair values of open fuel hedge contracts	(24.9)	(89.2)
Changes in deferred income taxes	25.8	43.2
Increase in air traffic liability	164.6	163.0
Decrease in deferred revenue	(4.0)	(15.7)
Increase (decrease) in other long-term liabilities	17.6	(3.3)
Pension contribution	(11.8)	(11.1)
Other - net	(93.8)	(119.4)
Net cash provided by operating activities	183.3	118.8

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(80.9)	(139.3)
Other flight equipment	(2.3)	(4.9)
Other property and equipment	(14.9)	(4.9)
Total property and equipment additions	(98.1)	(149.1)
Assets constructed for others (Terminal 6 at LAX)	(23.6)	—
Purchases of marketable securities	(240.1)	(181.6)
Sales and maturities of marketable securities	188.1	314.0
Proceeds from disposition of assets and changes in restricted deposits	0.3	(17.1)
Net cash used in investing activities	(173.4)	(33.8)

Cash flows from financing activities:
Long-term debt payments	(59.1)	(89.2)
Common stock repurchases	(8.8)	(26.3)
Proceeds and tax benefit from issuance of common stock	3.8	8.3
Other financing activities	0.2	(7.1)
Net cash used in financing activities	(63.9)	(114.3)
Net decrease in cash and cash equivalents	(54.0)	(29.3)
Cash and cash equivalents at beginning of year	102.2	89.5
Cash and cash equivalents at end of the period	$48.2	$60.2

Supplemental disclosure:
Cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$15.6	$25.1
Income taxes	(2.5)	—
Non-cash transactions:
Assets constructed related to Terminal 6 at LAX	50.9	—
See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Alaska Air Group, Inc.
March 31, 2012

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of March 31, 2012, as well as the results of operations for the three months ended March 31, 2012 and 2011. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three months ended March 31, 2012 are not necessarily indicative of operating results for the entire year. Certain reclassifications have been made to conform the prior year data to the current format.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

March 31, 2012	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$14.7	$—	$—	$14.7
Commercial paper, money market funds and other securities	33.5	—	—	33.5
Cash and cash equivalents	48.2	—	—	48.2
U.S. government and agency securities	345.4	2.7	(0.3)	347.8
Foreign government bonds	22.3	0.6	—	22.9
Asset-back securities	84.0	0.4	—	84.4
Mortgage-back securities	113.6	1.2	(0.1)	114.7
Corporate notes and bonds	500.9	7.8	(0.5)	508.2
Municipal securities	14.9	0.1	—	15.0
Marketable securities	1,081.1	12.8	(0.9)	1,093.0
Total	$1,129.3	$12.8	$(0.9)	$1,141.2

December 31, 2011	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$62.1	$—	$—	$62.1
Money market funds	40.1	—	—	40.1
Cash and cash equivalents	102.2	—	—	102.2
U.S. government and agency securities	292.5	3.4	—	295.9
Foreign government bonds	24.9	0.5	—	25.4
Asset-back securities	58.2	0.1	(0.3)	58.0
Mortgage-back securities	124.1	1.1	(0.3)	124.9
Corporate notes and bonds	518.0	7.0	(2.4)	522.6
Municipal securities	11.8	0.1	—	11.9
Marketable securities	1,029.5	12.2	(3.0)	1,038.7
Total	$1,131.7	$12.2	$(3.0)	$1,140.9

Activity for marketable securities (in millions):

	Three Months Ended March 31,
	2012	2011
Proceeds from sales and maturities	$188.1	$314.0
Gross realized gains	1.6	1.9
Gross realized losses	0.3	1.3
Other-than-temporary impairments on investments	0.3	—

Of the marketable securities on hand at March 31, 2012, 14.1% mature in 2012, 34.2% in 2013, and 51.7% thereafter.

Investments with continuous unrealized losses (in millions):

	Less than 12 months		Greater than 12 months
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
U.S. government and agency securities	$95.6	$(0.3)	$—	$—	$95.6	$(0.3)
Mortgage-backed obligations	21.4	(0.1)	—	—	21.4	(0.1)
Corporate notes and bonds	86.0	(0.5)	—	—	86.0	(0.5)
Total	$203.0	$(0.9)	$—	$—	$203.0	$(0.9)

	Less than 12 months		Greater than 12 months
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Asset-backed obligations	$31.7	$(0.1)	$1.1	$(0.2)	$32.8	$(0.3)
Mortgage-backed obligations	35.1	(0.2)	1.9	(0.1)	37.0	(0.3)
Corporate notes and bonds	137.4	(2.4)	1.0	—	138.4	(2.4)
Total	$204.2	$(2.7)	$4.0	$(0.3)	$208.2	$(3.0)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2012.

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

As of March 31, 2012, the Company had fuel hedge contracts outstanding covering 10.2 million barrels of crude oil that will be settled from April 2012 to March 2015. Refer to the contractual obligations and commitments section of Item 2 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	March 31, 2012	December 31, 2011
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$58.7	$46.7
Fuel hedge contracts, noncurrent assets	72.8	70.2
Fuel hedge contracts, current liabilities	—	(10.3)

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(5.2)	(5.2)
Other liabilities	(20.4)	(23.6)
Gains (losses) in AOCL	3.2	(20.0)

The net cash received (paid) for new positions and settlements was $(6.4) million and $5.4 million during the three months ended March 31, 2012 and 2011, respectively.

The Company expects $5.2 million to be reclassified from AOCL into earnings within the next twelve months.

Pretax effect of derivative instruments on earnings (in millions):

	Three Months Ended March 31,
	2012	2011
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in aircraft fuel expense	$18.5	$94.5

Derivative Instruments Designated as Hedges
Interest rate swaps
Gains (losses) recognized in aircraft rent	(1.5)	(1.5)

The amounts shown as recognized in earnings for cash flow hedges represent the realized gains/(losses) transferred out of AOCL to earnings during the year.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

March 31, 2012	Level 1	Level 2	Total

Assets
Marketable securities
U.S. government securities	$347.8	$—	$347.8
Foreign government bonds	—	22.9	22.9
Asset-back securities	—	84.4	84.4
Mortgage-back securities	—	114.7	114.7
Corporate notes and bonds	—	508.2	508.2
Municipal securities	—	15.0	15.0
Derivative instruments
Fuel hedge contracts	—	131.5	131.5

Liabilities
Derivative instruments
Interest rate swap agreements	—	(25.6)	(25.6)

December 31, 2011	Level 1	Level 2	Total

Assets
Marketable securities
U.S. government securities	$295.9	$—	$295.9
Foreign government bonds	—	25.4	25.4
Asset-back securities	—	58.0	58.0
Mortgage-back securities	—	124.9	124.9
Corporate notes and bonds	—	522.6	522.6
Municipal securities	—	11.9	11.9
Derivative instruments
Fuel hedge contracts	—	116.9	116.9

Liabilities
Derivative instruments
Fuel hedge contracts	—	(10.3)	(10.3)
Interest rate swap agreements	—	(28.8)	(28.8)

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
The Company has no other financial assets that are measured at fair value on a nonrecurring basis at March 31, 2012.

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

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	March 31, 2012	December 31, 2011
Carrying Amount	$971.0	$1,002.5
Fair value	1,040.9	1,075.8

NOTE 5. ASSETS CONSTRUCTED FOR OTHERS - TERMINAL 6 AT LOS ANGELES INTERNATIONAL AIRPORTS (LAX)

In March 2012, the Company placed into service assets constructed for others (Terminal 6 at LAX), including a new baggage system, additional gates, new common use systems, expansion of security screening checkpoints, and a new ticket lobby, all of which were constructed for the City of Los Angeles and Los Angeles World Airports (LAWA). Additionally, the Company placed into service proprietary renovations in the ticketing lobby and at the new gates included in Terminal 6. The majority of the assets constructed for LAX will be acquired by the City of Los Angeles and LAWA.

For accounting and financial reporting purposes, the Company is considered to be the owners of the project during construction and will not be able to qualify for sale and leaseback accounting when the non-proprietary assets are sold to the City of Los Angeles due to the Company's continuing involvement with the project. As a result, all of the costs incurred to fund the project are included in "Other property and equipment" and all amounts that have been and will be reimbursed will be in "Other liabilities" on the balance sheet. These assets and liabilities are summarized in the table below.

	March 31, 2012	December 31, 2011
Proprietary assets of T6 at LAX	$17.8	$8.7
Assets constructed for others (T6 at LAX)	218.0	143.4
Other property and equipment	$235.8	$152.1

Other liabilities	$33.4	$17.7

Included in the asset balances above is capitalized interest of $6.0 million and $4.5 million at March 31, 2012 and December 31, 2011, respectively.

The assets will be depreciated over the life of the lease based on the straight-line method, while the liability will amortize using the effective interest method based on the lease rental payments. Because the Company will only operate a small portion of the gates in the new terminal, the asset and liability will depreciate and amortize to an estimated fair value at the end of the lease term, at which time we may derecognize our obligation or we may extend our lease term.

Future minimum payments related to the Terminal 6 lease are included in facility leases described in Note 10.

NOTE 6. MILEAGE PLAN

Alaska's Mileage Plan liabilities and deferrals are included in the consolidated balance sheets (in millions) as follows:

	March 31, 2012	December 31, 2011
Current Liabilities:
Other accrued liabilities	$283.4	$271.4
Other Liabilities and Credits:
Deferred revenue	389.1	392.2
Other liabilities	16.7	16.9
Total	$689.2	$680.5

Alaska's Mileage Plan revenue is included in the consolidated statements of operations (in millions) as follows:

	Three Months Ended March 31,
	2012	2011
Passenger revenues	$42.6	$50.3
Other-net revenues	47.5	45.6
Total Mileage Plan revenues	$90.1	$95.9

NOTE 7. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	March 31, 2012	December 31, 2011
Fixed-rate notes payable due through 2024	$971.0	$1,002.5
Variable-rate notes payable due through 2024	276.0	304.4
Long-term debt	1,247.0	1,306.9
Less current portion	210.1	207.9
	$1,036.9	$1,099.0

Weighted-average fixed-interest rate	5.9%	5.8%
Weighted-average variable-interest rate	2.0%	1.9%

All of the Company’s borrowings were secured by aircraft.

During the three months ended March 31, 2012, the Company made scheduled debt payments of $37.0 million and prepaid the full debt balance on an outstanding aircraft debt agreement of $22.1 million.

At March 31, 2012, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2012	$168.9
2013	163.8
2014	120.1
2015	116.6
2016	113.9
Thereafter	563.7
Total principal payments	$1,247.0

Bank Line of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft. Borrowings on the other $100 million facility, which expires in March 2016, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at March 31, 2012.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, deferred assets and liabilities do not include certain deferred tax assets that arose directly from the tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include $14.6 million and $10.3 million of loss carryforwards at March 31, 2012 and December 31, 2011, respectively, in which additional-paid-in-capital will be increased if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering for purposes of determining when excess tax benefits have been realized.

NOTE 9. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs recognized included the following components for the three months ended March 31 (in millions):

	Qualified		Nonqualified		Postretirement Medical
	2012	2011	2012	2011	2012	2011
Service cost	$9.6	$9.0	$0.2	$0.2	$1.2	$1.5
Interest cost	18.2	18.3	0.5	0.6	1.4	1.8
Expected return on assets	(23.3)	(22.1)	—	—	—	—
Amortization of prior service cost	(0.2)	(0.2)	—	—	0.1	0.1
Recognized actuarial loss	9.9	6.1	0.2	0.1	(0.1)	0.3
Net periodic benefit costs	$14.2	$11.1	$0.9	$0.9	$2.6	$3.7

NOTE 10. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

March 31, 2012	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements	Engine Maintenance
Remainder of 2012	$50.5	$46.6	$308.5	$18.8	$31.4
2013	135.1	39.9	307.5	17.4	31.9
2014	125.6	35.7	170.4	17.7	26.4
2015	104.4	24.4	47.7	18.0	10.1
2016	81.9	15.7	18.4	18.3	—
Thereafter	130.7	146.0	36.8	26.5	—
Total	$628.2	$308.3	$889.3	$116.7	$99.8

Lease Commitments

The Company had lease contracts for 60 aircraft, which have remaining noncancelable lease terms ranging up to nine years at March 31, 2012. Of these aircraft, 14 are non-operating (i.e. not in our fleet) and subleased to third-party carriers. The majority of airport and terminal facilities are also leased. Rent expense was $70.0 million and $69.1 million for the three months ended March 31, 2012 and 2011, respectively.

Aircraft Commitments

As of March 31, 2012, the Company is committed to purchasing four Boeing 737-800 aircraft and 19 Boeing 737-900ER aircraft, with deliveries in 2012 through 2015, and has options to purchase an additional 42 Boeing 737 aircraft. The Company is also committed to purchasing two Q400 aircraft in May 2012 and selling two Q400 aircraft in the fall of 2012, and has options to purchase an additional 10 Q400 aircraft.

Subsequent to March 31, 2012, the Company exercised one option and intends to exercise two additional options for Boeing 737-900ER aircraft, with deliveries in the fourth quarter of 2013. In addition, the Company is finalizing an agreement to sell and leaseback under short-term leases three Boeing 737-700 aircraft, which will be removed from the fleet in the fourth quarter of 2013.

Capacity Purchase Agreements (CPAs)

At March 31, 2012, Alaska had CPAs with three carriers, including our wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity to Alaska under a CPA, which is eliminated upon consolidation. On May 14, 2011, SkyWest Airlines, Inc. (SkyWest) began flying certain routes under a CPA with Alaska. In addition, Alaska has a CPA with Peninsula Airways, Inc. (PenAir) to fly in the state of Alaska. Under these agreements, Alaska pays the third-party carriers an amount which is based on a determination of their cost of operating those flights and other factors. The costs paid by Alaska to Horizon are based on similar data and are intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

Engine Maintenance

The Company had power-by-the-hour maintenance agreements for all Boeing 737 engines other than the Boeing 737-800 at March 31, 2012. These agreements transfer risk to third-party service providers and fix the amount the Company pays per flight hour in exchange for maintenance and repairs under a predefined maintenance program. Future payments are based on minimum flight hours. Accordingly, payments could differ materially based on actual flight hours.

NOTE 11. SHAREHOLDERS' EQUITY

Common Stock Split

On February 15, 2012, the Board of Directors declared a two-for-one split of the Company's common stock to be accomplished by means of a stock distribution. The additional shares were distributed on March 16, 2012, to the shareholders of record on March 2, 2012. The stock split increased the Company's outstanding shares from approximately 35.5 million shares as of December 31, 2011 to 71.4 million shares as of March 31, 2012. Historical outstanding shares were recast upon the distribution.

Below are the effects of the stock split on earnings per share (EPS) for the three month ended March 31, 2011 (in millions, except per share amounts):

	March 31, 2011 (Reported)	Adjustment	March 31, 2011
Net Income	$74.2	—	$74.2

Basic Earnings Per Share:	$2.06	(1.03)	$1.03
Diluted Earnings Per Share:	$2.01	(1.00)	$1.01
Shares used for computation:
Basic	35.994	35.994	71.988
Diluted	36.841	36.841	73.682

Common Stock Repurchase

In February 2012, the Board of Directors authorized a $50 million share repurchase program, which expires in February 2013. In June 2011, the Board of Directors authorized a $50 million share repurchase program, which was completed in January 2012. In June 2010, the Board of Directors authorized a $50 million share repurchase program, which was completed in April 2011.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended March 31,
	2012		2011
	Shares	Amount	Shares	Amount
2012 Repurchase Program	203,000	$7.1	—	$—
2011 Repurchase Program	46,340	1.7	—	—
2010 Repurchase Program	—	—	434,000	26.3
	249,340	$8.8	434,000	$26.3

Retirement of Treasury Shares

In February 2012, the Company retired 4,829,834 common shares that had been held in treasury.  This action did not impact the total number of common shares outstanding.

Earnings Per Share

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three months ended March 31, 2012 and 2011, 0.3 million and 0.2 million stock options, respectively, were excluded from the calculation of diluted EPS because they were antidilutive.

NOTE 12. FLEET TRANSITION EXPENSES

In 2011, Horizon completed its transition to an all-Q400 fleet. During the first quarter of 2011, Horizon subleased four of the remaining CRJ-700 aircraft to a third-party carrier. The total charge associated with removing these aircraft from operations was $10.1 million for the three months ended March 31, 2011.

NOTE 13. OPERATING SEGMENT INFORMATION

Management views the business in three operating segments.
Alaska Mainline - The 737 part of Alaska's business with average stage lengths greater than 1,000 miles.
Alaska Regional - Alaska's shorter distance network. In this segment, we record actual on board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under CPAs.
Horizon - Horizon operates regional aircraft. All of Horizon's capacity is sold to Alaska under a CPA.   Expenses included those typically borne by regional airlines such as crew costs, ownership costs, and maintenance costs.
The following table reports “Air Group adjusted,” which is not a measure determined in accordance with GAAP. The Company's chief operating decision-makers and others in management use this measure to evaluate operational performance and determine resource allocations. Adjustments are further explained below in reconciling to consolidated GAAP results. All inter-company revenues and expenses between Alaska and Horizon are eliminated in consolidation.

Operating segment information is as follows (in millions):

	Three Months Ended March 31, 2012
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$763.7	$—	$—	$—	$763.7	$—	$763.7
Regional	—	186.7	—	—	186.7	—	186.7
Total passenger revenues	763.7	186.7	—	—	950.4	—	950.4
CPA revenues	—	—	87.0	(87.0)	—	—	—
Freight and mail	23.5	0.9	—	—	24.4	—	24.4
Other-net	62.5	0.1	1.9	—	64.5	—	64.5
Total operating revenues	849.7	187.7	88.9	(87.0)	1,039.3	—	1,039.3

Operating expenses
Operating expenses, excluding fuel	519.6	136.8	78.3	(86.6)	648.1	—	648.1
Economic fuel(c)	294.4	44.3	—	—	338.7	(19.9)	318.8
Total operating expenses	814.0	181.1	78.3	(86.6)	986.8	(19.9)	966.9

Nonoperating income (expense)
Interest income	4.9	—	—	—	4.9	—	4.9
Interest expense	(12.6)	—	(4.0)	—	(16.6)	—	(16.6)
Other	5.3	—	0.4	0.2	5.9	—	5.9
	(2.4)	—	(3.6)	0.2	(5.8)	—	(5.8)
Income (loss) before income tax	$33.3	$6.6	$7.0	$(0.2)	$46.7	$19.9	$66.6

	Three Months Ended March 31, 2011
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$702.4	$—	$—	$—	$702.4	$—	$702.4
Regional	—	176.5	—	—	176.5	—	176.5
Total passenger revenues	702.4	176.5	—	—	878.9	—	878.9
CPA revenues	—	—	94.6	(94.6)	—	—	—
Freight and mail	23.9	1.0	—	—	24.9	—	24.9
Other-net	59.0	—	2.4	—	61.4	—	61.4
Total operating revenues	785.3	177.5	97.0	(94.6)	965.2	—	965.2

Operating expenses
Operating expenses, excluding fuel(b)	497.7	132.9	90.2	(94.0)	626.8	10.1	636.9
Economic fuel(c)	238.4	38.1	—	—	276.5	(82.0)	194.5
Total operating expenses	736.1	171.0	90.2	(94.0)	903.3	(71.9)	831.4

Nonoperating income (expense)
Interest income	8.7	—	—	(1.1)	7.6	—	7.6
Interest expense	(19.7)	—	(4.7)	1.0	(23.4)	—	(23.4)
Other	2.1	—	0.8	(0.2)	2.7	—	2.7
	(8.9)	—	(3.9)	(0.3)	(13.1)	—	(13.1)
Income (loss) before income tax	$40.3	$6.5	$2.9	$(0.9)	$48.8	$71.9	$120.7

(a)	The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain charges.

(b)	Refer to Note 12 for a summary of special charges.

(c)	Represents adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel-hedge accounting.

Total assets were as follows (in millions):

	March 31, 2012	December 31, 2011
Alaska(a)	$4,894.2	$4,803.3
Horizon	851.4	846.5
Parent company	1,506.5	1,583.5
Elimination of inter-company accounts	(1,870.1)	(2,038.3)
Consolidated	$5,382.0	$5,195.0

(a)	There are no assets associated with purchased capacity flying at Alaska.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” in our Annual Report on Form 10-K for the year ended December 31, 2011. This overview summarizes the MD&A, which includes the following sections:

•	First Quarter in Review—highlights from the first quarter of 2012 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of the results of our operations for the three months ended March 31, 2012. We believe this analysis will help the reader better understand our consolidated statements of operations. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2012.

•	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, contractual obligations, commitments, and an overview of financial position.

FIRST QUARTER REVIEW

Our consolidated pretax income was $66.6 million during the first quarter of 2012, compared to $120.7 million in the first quarter of 2011. The $54.1 million decline was primarily due to the $124.3 million increase in aircraft fuel expense and $11.2 million increase in other operating expenses, partially offset by the $74.1 million improvement in revenues. The increase in fuel cost was driven by the 13.0% increase in raw cost per gallon on a 3.2% increase in consumption and less of a benefit from unrealized mark-to-market fuel hedges of $76.0 million. Our improvement in revenues was primarily due to a 6.5% increase in traffic and a 1.5% increase in yield.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of Non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the first quarter of 2012, our mainline operations reported March load factor of 88.8%, which was the highest load factor of any month in Air Group history. This also contributed to a record first quarter mainline load factor of 85.7%, and a consolidated load factor of 84.9%. Horizon reported first quarter 2012 load factor of 76.0%, similar to the first quarter of 2011 load factor of 75.9% on a decrease in capacity of 14.6%.

In January, a major storm hit the greater Seattle region resulting in on-time performance for mainline operations of 33.1% and 24.5% during the two peak days of the storm. Despite this major disruption, we still reported mainline on-time performance of 84.5% for the first quarter of 2012, and ranked first among the 10 largest U.S. airlines for the last twelve months ending in February. Additionally, Horizon significantly improved its operational performance from the prior year period, reporting 88.2% of its flights arrived on-time during the first quarter of 2012, from 77.0%.

Update on Labor Negotiations

We are currently in negotiations with Alaska's and Horizon's Association of Flight Attendants (AFA) unions, and Alaska's International Association of Machinists and Aerospace Workers (IAM) union for ramp services and stock clerks. The contracts with AFA are amendable on May 1st and the contract with IAM is amendable in mid-July.

New Markets

In the first quarter of 2012, we began new service from San Jose to Palm Springs, from Seattle to Kansas City, and from Portland to Long Beach.

Additionally, scheduled new service to start in the second quarter as follows:

New Non-Stop Routes Between (Launch Date)
Oakland to Honolulu (4/10)	Portland to Bellingham (6/4)
San Jose to Honolulu (4/10)	Portland to Bozeman (6/4)
San Jose to Reno (6/4)	Portland to Santa Barbara (6/4)
San Diego to Santa Rosa (6/4)	Seattle to Philadelphia (6/11)
San Diego to Fresno (6/4)	Seattle to Fort Lauderdale (7/16)
San Diego to Monterey (6/4)

Stock Split and Repurchase

On March 16, 2012, we effected a stock split to shareholders of record on March 2, 2012. The number of shares outstanding increased from 35.5 million shares at December 31, 2011 to 71.4 million shares at March 31, 2012. All historical outstanding shares have been recast to reflect the stock split.

During the first quarter of 2012, we repurchased 249,340 shares of our common stock for $8.8 million under the $50 million repurchase plans authorized by our Board of Directors in June 2011 and February 2012.

Outlook

Our primary focus every year is to run safe, compliant and reliable operations at our airlines.  In addition to our primary objective, our key initiative in 2012 is to focus on the customer travel experience. Our specific focus will be on providing information and mobile capabilities to our customers as well as to speed them through the airport on the day of travel. We are currently working on a number of initiatives such as self bag tagging and booking reservations on mobile devices, among others.

As we look forward to the heavy spring and summer travel season, we are seeing solid demand for air travel. Our advance bookings suggest our load factors will be up 1.5 pts in May and 2.5 pts in June compared to the same periods in 2011 on an expected 6% increase in capacity for the second quarter of 2012. Our April load factors were up 2.5 pts, compared to April 2011.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Our consolidated net income for the first quarter of 2012 was $40.8 million, or $0.56 per diluted share, compared to net income of $74.2 million, or $1.01 per diluted share, in the first quarter of 2011. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains related to our fuel hedge positions. For the first quarter of 2012, we recognized net mark-to-market gains of $19.9 million ($12.5 million after tax, or $0.17 per share) compared to gains of $82.0 million ($51.0 million after tax, or $0.70 per share) in the first quarter of 2011. The lower gains in the current period is partially due to restriking the premiums on our fuel portfolio in the fourth quarter of 2011, and due to the spread in crude oil from December 31, to March 31, of each period.

•	In the first quarter of 2011, we incurred $10.1 million ($6.3 million after tax, or $0.09 per share) in expense as part of Horizon's fleet transition out of the CRJ-700 aircraft.

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of these individual charges is useful information to investors because:

•	We believe it is the basis by which we are evaluated by industry analysts;

•	Our results excluding these items are most often used in internal management and board reporting and decision-making;

•
Our results excluding these adjustments serve as the basis for our various employee incentive plans, thus the information allows investors to better understand the changes in variable incentive pay expense in our consolidated statements of operations;

•	It is useful to monitor performance without these items as it improves a reader’s ability to compare our results to those of other airlines; and

•	It is consistent with how we present information in our quarterly earnings press releases.

Although we are presenting these non-GAAP amounts for the reasons above, investors and other readers should not necessarily conclude that these amounts are non-recurring, infrequent, or unusual in nature.

Excluding the mark-to-market fuel hedge adjustments and fleet transition costs in 2011, our adjusted consolidated net income for the first quarter of 2012 was $28.3 million, or $0.39 per diluted share, compared to an adjusted consolidated net income of $29.5 million, or $0.40 per share, in the first quarter of 2011.

	Three Months Ended March 31,
	2012		2011
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$40.8	$0.56	$74.2	$1.01
Fleet transition costs, net of tax	—	—	6.3	0.09
Mark-to-market fuel hedge adjustments, net of tax	(12.5)	(0.17)	(51.0)	(0.70)
Net income and diluted EPS, excluding noted items	$28.3	$0.39	$29.5	$0.40

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which is a non-GAAP measure. Refer to page 29 on why this measure may be meaningful.

	Three Months Ended March 31,
	2012		2011		Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	5,995		5,752		4.2%
Revenue passenger miles (RPM) (000,000) "traffic"	6,232		5,853		6.5%
Available seat miles (ASM) (000,000) "capacity"	7,344		7,112		3.3%
Load factor	84.9%		82.3%		2.6 pts
Yield	15.25	¢	15.02	¢	1.5%
Passenger revenue per ASM (PRASM)	12.94	¢	12.36	¢	4.7%
Operating expense per ASM (CASM) excluding fuel and fleet transition costs(b)	8.82	¢	8.81	¢	0.1%
Economic fuel cost per gallon(b)	$3.41		$2.87		18.8%
Fuel gallons (000,000)	99.4		96.3		3.2%
Average number of full-time equivalent employees (FTE)	11,832		11,884		(0.4)%

Mainline Operating Statistics:
Revenue passengers (000)	4,275		4,107		4.1%
RPMs (000,000) "traffic"	5,637		5,279		6.8%
ASMs (000,000) "capacity"	6,575		6,353		3.5%
Load factor	85.7%		83.1%		2.6 pts
Yield	13.55	¢	13.31	¢	1.8%
PRASM	11.62	¢	11.06	¢	5.1%
CASM excluding fuel(b)	7.90	¢	7.83	¢	0.9%
Economic fuel cost per gallon(b)	$3.40		$2.87		18.5%
Fuel gallons (000,000)	86.5		83.1		4.1%
Average number of full-time equivalent employees	9,010		8,884		1.4%
Aircraft utilization	10.2		10.4		(1.9)%
Average aircraft stage length	1,152		1,119		2.9%
Mainline operating fleet at period-end	119		117		2 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	1,720		1,645		4.6%
RPMs (000,000) "traffic"	595		574		3.7%
ASMs (000,000) "capacity"	769		759		1.3%
Load factor	77.4%		75.6%		1.8 pts
Yield	31.38	¢	30.75	¢	2.0%
PRASM	24.28	¢	23.25	¢	4.4%

(a)	Except for FTEs, data includes information related to regional CPA flying with Horizon, SkyWest and PenAir.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to regional CPAs.

OPERATING REVENUES

Total operating revenues increased $74.1 million, or 7.7%, during the first three months of 2012 compared to the same period in 2011.  The changes are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2012	2011	% Change
Passenger
Mainline	$763.7	$702.4	8.7
Regional	186.7	176.5	5.8
Total passenger revenue	$950.4	$878.9	8.1
Freight and mail	24.4	24.9	(2.0)
Other - net	64.5	61.4	5.0
Total operating revenues	$1,039.3	$965.2	7.7

Passenger Revenue – Mainline

Mainline passenger revenue for the first three months of 2012 improved by 8.7% on a 3.5% increase in capacity and a 5.1% increase in PRASM compared to 2011. The increase in capacity is driven by new routes added in 2011 and to a lesser extent new routes in 2012, most of which was Hawaii. The increase in PRASM was driven by a 1.8% rise in ticket yield and a 2.6-point increase in load factor compared to the prior-year quarter. The increase in yield is due to raising prices to help offset the 16.7% increase in raw fuel costs.

Passenger Revenue – Regional

Regional passenger revenue increased by $10.2 million, or 5.8%, compared to the first three months of 2011 on a 1.3% increase in capacity and a 4.4% increase in PRASM. The increase in PRASM was driven by a 2.0% increase in ticket yield and a 1.8-point increase in load factor compared to the prior period. The increase in capacity and increase in load factors is due to continued efforts of better matching supply and demand in the regional network.

Freight and Mail

Freight and mail revenue decreased $0.5 million, or 2.0%, primarily due to a 21% decrease in mail volume offset by a slight increase in freight volume and a 25% increase in fuel surcharges.

Other – Net

Other—net revenue increased $3.1 million, or 5.0%, from the first quarter of 2011.  The increase is primarily due to Mileage Plan revenues rising 4% and ancillary revenue improving 21% as a result of higher passenger traffic and buy-on-board sales.

OPERATING EXPENSES

Total operating expenses increased $135.5 million, or 16.3%, compared to the first quarter of 2011 mostly as a result of significantly higher fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,
(in millions)	2012	2011	% Change
Fuel expense	$318.8	$194.5	63.9
Non-fuel expenses	648.1	636.9	1.8
Total Operating Expenses	$966.9	$831.4	16.3

Significant operating expense variances from 2011 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first quarter of 2012 by $7.3 million, or 2.9%, compared to 2011.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended March 31,
(in millions)	2012	2011	% Change
Wages	$179.4	$176.6	1.6
Pension and defined-contribution retirement benefits	25.8	22.6	14.2
Medical benefits	25.1	25.9	(3.1)
Other benefits and payroll taxes	26.3	24.2	8.7
Total wages and benefits	$256.6	$249.3	2.9

Wages increased 1.6% on a 0.4% decrease in FTEs as a result of higher wage rates and an increase of overtime pay in January related to a major storm that hit the Seattle area, offset by a signing bonus in the first quarter of 2011 to Alaska's clerical, office and passenger service employees in connection with a new contract ratified in January 2011. Productivity as measured by the number of passengers per FTE increased 4.7% compared to 2011.

The 14.2% increase in pension and other retirement-related benefits is directly due to a lower return on our plan assets in the prior year and an increased actuarial loss on our projected benefit obligation. We expect our annual pension cost for 2012 to be approximately $57 million compared to $42.2 million for all of 2011.

Medical benefits decreased 3.1% from the prior-year quarter primarily due to a decline in post-retirement medical expense, partially offset by an increase in employee health-care claims.

Other benefits and payroll taxes increased 8.7% in the first quarter of 2012 compared to the same period in the prior year primarily due to increased stock-based compensation expense of $1.3 million as well as increased payroll taxes and fringe benefits in line with increased wages.

Variable Incentive Pay

Variable incentive pay expense decreased from $16.4 million in the first quarter of 2011 to $16.0 million in the first quarter of 2012, or 2.4%. The decrease is due to the Compensation Committee of our Board of Directors setting new performance thresholds and pay-out amounts for the current year. Currently, we estimate that we will pay-out above target. This is similar to where we were in relation to the 2011 targets at the same time last year.

If we meet targets established under our Performance Based Pay (PBP) and Operational Performance Rewards (OPR) programs, variable incentive pay will be approximately $55 million to $60 million per year. If we exceed the targets, variable incentive pay will be higher. If we do not achieve targets, it will be lower.

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

Aircraft fuel expense increased $124.3 million, or 63.9% compared to the first quarter of 2011. The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
(in millions, except per gallon amounts)	2012	2011	% Change
Fuel gallons consumed	99.4	96.3	3.2
Raw price per gallon	$3.39	$3.00	13.0
Total raw fuel expense	$337.3	$289.0	16.7
Net impact on fuel expense from gains arising from fuel-hedging activities	(18.5)	(94.5)	NM
Aircraft fuel expense	$318.8	$194.5	63.9
NM - Not Meaningful

Fuel gallons consumed increased 3.2%, primarily as a result of a higher capacity and higher load factors.

The raw fuel price per gallon increased 13.0% as a result of higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the higher price of crude oil, as well as increased refining margins associated with the conversion of crude oil to jet fuel. The average prices of crude oil and refining margins during the first three months of 2012 were higher by approximately 9% and 27% respectively, as compared to the same period in 2011.

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

Our economic fuel expense is calculated as follows:

	Three Months Ended March 31,
(in millions, except per gallon amounts)	2012	2011	% Change
Raw fuel expense	$337.3	$289.0	16.7
Gain (loss) on settled hedges (net of cash settled) and premium expense recognized	1.4	(12.5)	NM
Economic fuel expense	$338.7	$276.5	22.5
Fuel gallons consumed	99.4	96.3	3.2
Economic fuel cost per gallon	$3.41	$2.87	18.8
NM - Not Meaningful

As noted above, the total net expense recognized for hedges that settled during the quarter was $1.4 million in 2012, compared to a benefit of $12.5 million in 2011.  These amounts represent the cash received net of the premium expense recognized for those hedges.

We currently expect our economic fuel price per gallon to be approximately 6% higher in the second quarter of 2012 compared to the second quarter of 2011, due to the rising cost of jet fuel. As both oil prices and refining margins are volatile, we are unable to forecast the full-year cost with any certainty.

Aircraft Maintenance

Aircraft maintenance declined by $3.2 million, or 6.0%, compared to the prior-year quarter primarily due to costs included in the first quarter of 2011 related to the phaseout of the CRJ fleet in 2011. We expect aircraft maintenance to be slightly higher for all of 2012 in line with additional block hours and the timing of scheduled maintenance events.

Aircraft Rent

Aircraft rent declined $2.5 million, or 8.2%, compared to the prior-year quarter primarily due to 13 fewer CRJ 700 aircraft in 2012 compared to 2011.

Landing Fees and Other Rentals

Landing fees and other rentals increased $4.6 million, or 7.9%, compared to the first quarter of 2011 primarily due to increases in facilities rents across our network and increases in our landing fee rates, offset by a slight decrease in departures. We expect landing fees and other rentals to be higher in 2012 due to increased rates and a slight increase in departures.

Contracted Services

Contracted services increased $4.2 million, or 9.7%, primarily due to capacity purchased flying of $6.5 million related to SkyWest which began in May 2011. This increase was offset by lower contracted outside services of $1.4 million.

We expect contracted services to be higher in 2012 due to the full-year impact of our capacity agreement with SkyWest and the use of contracted labor in Hawaii.

Selling Expenses

Selling expenses increased by $1.3 million, or 3.3%, compared to the first quarter of 2011 as a result of additional promotional activity and ticket distribution costs. The increase in promotional expense is due to the timing of events in the first three months of 2012 compared to 2011. Going forward we expect selling expenses as a percentage of revenue to be lower than 2011 due to favorable rate changes.

Depreciation and Amortization

Depreciation and amortization increased $3.4 million, or 5.6%, compared to the first quarter of 2011.  This is primarily due to four additional Q400 and two B737-800 aircraft acquired since the first quarter of 2011.

We expect depreciation and amortization to be higher in 2012 in line with our remaining six new aircraft deliveries and the annualization of 2011 deliveries.

Food and Beverage Service

Food and beverage costs increased $2.7 million, or 17.9%, from the prior-year quarter due to a 4.2% increase in the number of passengers, a 19.4% increase in sales of buy on board products, and increased costs associated with food delivery. We expect food and beverage costs to be higher in 2012 due to increased passenger and departure volume.

Other Operating Expenses

Other operating expenses increased $3.9 million, or 6.4%, compared to the first quarter of 2011.  The increase is primarily driven by IT and professional services costs of $3.6 million associated with our key initiatives and infrastructure improvements, and higher personnel non-wage costs such as hotels, meals and per diems of $1.4 million. These increases were offset by a reduction in uniform costs from the prior year. We expect other operating expenses to be higher in 2012 due to higher property taxes, professional services, IT and training costs.

Fleet Transition and Restructuring Related Expenses

Fleet transition costs decreased $10.1 million, as we completed our transition to an all Q400 fleet at Horizon in the third quarter of 2011.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Three Months Ended March 31,
	2012		2011		% Change
Consolidated:
Total operating expenses per ASM (CASM)	13.17	¢	11.69	¢	12.7
Less the following components:
Aircraft fuel, including hedging gains and losses	4.35		2.74		58.8
Fleet transition costs	—		0.14		NM
CASM, excluding fuel and fleet transition costs	8.82	¢	8.81	¢	0.1

	Three Months Ended March 31,
	2012		2011		% Change
Mainline:
Total mainline operating expenses per ASM (CASM)	12.08	¢	10.30	¢	17.3
Less the following components:
Aircraft fuel, including hedging gains and losses	4.18		2.47		69.2
CASM, excluding fuel	7.90	¢	7.83	¢	0.9
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

Our current expectations for capacity and operating costs per ASM are summarized below:

	Forecast Q2 2012	Change Y-O-Y	Forecast Full Year 2012	Change Y-O-Y
Consolidated:
Capacity (ASMs in millions)	7,850 - 7,950	~ 6%	31,100 - 31,600	~ 6%
Cost per ASM excluding fuel and special items (cents)	8.35 - 8.45	~ flat	8.40 - 8.45	~ (1.5%)

	Forecast Q2 2012	Change Y-O-Y	Forecast Full Year 2012	Change Y-O-Y
Mainline:
Capacity (ASMs in millions)	7,050 - 7,150	~ 6%	27,850 - 28,350	~ 6%
Cost per ASM excluding fuel and special items (cents)	7.40 - 7.50	~ flat	7.50 - 7.55	~ (1%)

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $5.8 million in the first quarter of 2012 compared to $13.1 million in the same period of 2011. The $7.3 million decrease is due to a lower average outstanding debt balance, additional capitalized interest due to higher levels of capital expenditures, partially offset by lower investment returns in our marketable securities portfolio. Additionally, we recorded a gain of $0.9 million in the current period, compared to a net loss of approximately $2 million in the first quarter of 2011 related to debt prepayments.

CONSOLIDATED INCOME TAX EXPENSE

We provide for income taxes based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective rate if it is our best estimate of our annual rate. Our effective income tax rate for the first three months of 2012 of 38.7%, is consistent with our effective tax rate of 38.5% for the first three months of 2011.

Our effective tax rate can vary significantly between quarters and for the full year, depending on the magnitude of non-deductible expenses in proportion to estimated pretax results.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.1 billion (which represents 26% of trailing 12 months revenue) and our expected cash from operations;

•	Aircraft financing – the 34 unencumbered aircraft (as of March 31, 2012) in our operating fleet that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities (currently none outstanding);

In the first quarter of 2012, we took free and clear delivery of two B737-800 aircraft, paid off outstanding debt associated with one aircraft and made scheduled debt payments totaling $37.0 million. In addition, we continued repurchasing stock and retired $8.8 million of our common stock repurchases from the first three months of 2012. Finally, we made voluntary contributions to our defined-benefit pension plans of $11.8 million in 2012, although there were no funding requirements. We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

We believe that our current cash and marketable securities balance combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in securities that meet our overall investment strategy of maintaining and securing investment principal. Our investment portfolio is managed by reputable financial institutions and is continually reviewed to ensure that the investments are aligned with our strategy. As of March 31, 2012, we had a $12.8 million unrealized gain on our $1.1 billion cash and marketable securities balance.

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	March 31, 2012	December 31, 2011	Change
Cash and marketable securities	$1,141.2	$1,140.9	$0.3
Cash and marketable securities as a percentage of trailing twelve months revenue	26%	26%	(0.0) pts
Long-term debt, net of current portion	1,036.9	1,099.0	(62.1)
Shareholders’ equity	1,218.0	1,173.2	44.8
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	60%:40%	62%:38%	(2.0) pts

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first quarter of 2012, net cash provided by operating activities was $183.3 million, compared to $118.8 million during 2011. The $64.5 million increase was primarily driven by lower PBP payouts in the first quarter of 2012 of $18.2 million, compared to the first quarter of 2011. Additionally, we had increased revenues with slightly higher advanced ticket sales, offset by higher fuel, less benefit from fuel hedges, and increased non-fuel operating expenses.

We typically generate positive cash flows from operations, and expect to use a portion to invest in aircraft, flight equipment, and other equipment.

Cash Used in Investing Activities

Cash used in investing activities was $173.4 million during the first three months of 2012, compared to $33.8 million during the same period of 2011. Our capital expenditures were $98.1 million, or $51.0 million lower than the same period in 2011, due to three B737-800 and four Q400 aircraft purchases in the prior year compared to two B737-800 purchases in the current period.

Additionally, we had net purchases of marketable securities of $52.0 million, compared to net sales of $132.4 million in the prior period to fund capital expenditures.

Also, we spent $23.6 million and accrued $50.9 million related to the renovation of Terminal 6 at LAX, as we completed the project on time and under budget and placed the assets into service. For financial reporting purposes we are considered the owner of the assets under construction. When we transfer the project to Los Angeles World Airports (LAWA), this asset will remain on our balance sheet as we will not qualify for sale accounting due to our continuing involvement with the facility. Amounts that have currently been reimbursed and future reimbursements will be included in the consolidated statement of cash flows as a financing activity.

We currently expect capital expenditures for all of 2012 and 2013 to be as follows (in millions):

	2012	2013
Aircraft and aircraft purchase deposits	$400	$360
Other flight equipment	35	20
Other property and equipment	70	70
Total property and equipment additions	$505	$450

The expected increase in capital expenditures, from previously reported in our Form 10-K for the year ended December 31, 2011, is due to an additional B737-900ER option that was exercised and our intent to exercise two more options.

Cash Used by Financing Activities

Net cash used by financing activities was $63.9 million during the first quarter of 2012 and $114.3 million during the same period in 2011. During the current year we had scheduled debt payments of $37.0 million, debt prepayments of $22.1 million, and stock repurchases of $8.8 million.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, along with additional debt financing if necessary.

Bank Line-of-Credit Facility

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft. Borrowings on the other $100 million facility, which expires in March 2016, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

Overall, we have firm orders to purchase 28 aircraft, as set forth below. We also have options to acquire 39 additional B737s and options to acquire 10 Q400s.

The following table summarizes aircraft purchase commitments by year:

Aircraft	Delivery Period - Firm Orders
	Remainder of 2012	2013	2014	2015	Beyond 2015	Total
Boeing 737-800	1	—	1	2	—	4
Boeing 737-900ER(a)	3	12	7	—	—	22
Q400	2	—	—	—	—	2
Total	6	12	8	2	—	28

(a)	The 12 deliveries in 2013, include two options Air Group intends to exercise and one option exercise subsequent to March 31, 2012.

We expect to pay for the firm future aircraft deliveries with cash on hand.  If we exercise our options for additional deliveries, we may finance the aircraft through internally generated cash, long-term debt, or operating lease arrangements.

Future Fuel Hedge Positions

We use both call options for crude oil futures and swap agreements for jet fuel refining margins to hedge against price volatility of future jet fuel consumption. We have refining margin swaps in place for approximately 50% of our second quarter 2012 estimated jet fuel purchases at an average price of 79 cents per gallon and 3% of our third quarter 2012 estimated purchases at an average price of 73 cents per gallon. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Second Quarter 2012	50%	$100	$10
Third Quarter 2012	50%	$100	$10
Fourth Quarter 2012	50%	$100	$10
Remainder of 2012	50%	$100	$10
First Quarter 2013	50%	$98	$12
Second Quarter 2013	44%	$97	$13
Third Quarter 2013	38%	$98	$13
Fourth Quarter 2013	33%	$100	$13
Full Year 2013	41%	$98	$13
First Quarter 2014	28%	$101	$13
Second Quarter 2014	22%	$100	$13
Third Quarter 2014	17%	$100	$12
Fourth Quarter 2014	11%	$105	$11
Full Year 2014	19%	$101	$13
First Quarter 2015	6%	$107	$10
Full Year 2015	1%	$107	$10

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of March 31, 2012.

(in millions)	Apr 1 - Dec 31, 2012	2013	2014	2015	2016	Beyond 2016	Total
Current and long-term debt obligations	$168.9	$163.8	$120.1	$116.6	$113.9	$563.7	$1,247.0
Operating lease commitments(a)	97.1	175.0	161.3	128.8	97.6	276.7	936.5
Aircraft purchase commitments	308.5	307.5	170.4	47.7	18.4	36.8	889.3
Interest obligations(b)	43.1	53.0	45.0	39.3	34.0	79.9	294.3
Other obligations(c)	50.2	49.3	44.1	28.1	18.3	26.5	216.5
Total	$667.8	$748.6	$540.9	$360.5	$282.2	$983.6	$3,583.6

(a)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of March 31, 2012.

(c)
Includes minimum obligations under our long-term power-by-the-hour maintenance agreements and obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the consolidated financial statements for further information.

Pension Obligations

The table above excludes contributions to our various pension plans, although there is no minimum required contribution in 2012, the Company expects to contribute between $20 million and $30 million during the remainder of the year.

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

CRITICAL ACCOUNTING ESTIMATES

For information on our critical accounting estimates, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. However, you should carefully consider the factors discussed in such section of our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan
January 1, 2012 - January 31, 2012(a)	46,340	$37.49	46,340
February 1, 2012 - February 29, 2012(b)	49,000	34.97	49,000
March 1, 2012 - March 31, 2012(b)	154,000	35.03	154,000
Total	249,340	$35.48	249,340	$42,891,626

(a)	Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in June 2011. The plan was completed in January 2012.
(b) Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in February 2012. This plan will expire in February 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

May 3, 2012

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