Form 10-Q
period 2012-06-30
ALASKA AIR GROUP, INC.
filed 2012-08-08
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The registrant has 70,494,808 common shares, par value $1.00, outstanding at July 31, 2012.

ALASKA AIR GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$35.4	$102.2
Marketable securities	1,150.0	1,038.7
Total cash and marketable securities	1,185.4	1,140.9
Receivables - net	169.4	136.4
Inventories and supplies - net	47.8	44.3
Deferred income taxes	152.1	134.2
Fuel hedge contracts	22.0	46.7
Prepaid expenses and other current assets	121.7	93.0
Total Current Assets	1,698.4	1,595.5

Property and Equipment
Aircraft and other flight equipment	4,099.5	4,041.8
Other property and equipment	857.1	762.3
Deposits for future flight equipment	331.4	262.5
	5,288.0	5,066.6
Less accumulated depreciation and amortization	1,740.6	1,665.1
Total Property and Equipment - Net	3,547.4	3,401.5

Fuel Hedge Contracts	39.3	70.2

Other Assets	138.5	127.8

Total Assets	$5,423.6	$5,195.0

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions except share amounts)	June 30, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$110.8	$103.6
Accrued aircraft rent	9.7	31.6
Accrued wages, vacation and payroll taxes	134.7	163.8
Other accrued liabilities	558.5	513.3
Air traffic liability	667.2	489.4
Current portion of long-term debt	183.4	207.9
Total Current Liabilities	1,664.3	1,509.6

Long-Term Debt, Net of Current Portion	957.1	1,099.0
Other Liabilities and Credits
Deferred income taxes	447.5	362.9
Deferred revenue	414.0	410.2
Obligation for pension and postretirement medical benefits	452.9	463.4
Other liabilities	204.8	176.7
	1,519.2	1,413.2
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value Authorized: 100,000,000 shares, Issued: 2012 - 70,723,900 shares; 2011 - 75,733,044 shares	70.7	37.9
Capital in excess of par value	674.2	840.0
Treasury stock (common), at cost: 2012 - 0 shares; 2011 - 4,783,494 shares	—	(125.3)
Accumulated other comprehensive loss	(380.8)	(390.0)
Retained earnings	918.9	810.6
	1,283.0	1,173.2
Total Liabilities and Shareholders' Equity	$5,423.6	$5,195.0

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share amounts)	2012	2011	2012	2011
Operating Revenues
Passenger
Mainline	$862.7	$774.2	$1,586.1	$1,433.5
Regional	187.6	179.0	360.4	340.6
Total passenger revenue	1,050.3	953.2	1,946.5	1,774.1
Freight and mail	30.6	29.1	55.0	54.0
Other - net	132.3	127.9	251.0	247.3
Total Operating Revenues	1,213.2	1,110.2	2,252.5	2,075.4

Operating Expenses
Wages and benefits	258.9	242.8	515.5	492.1
Variable incentive pay	21.5	17.9	37.5	34.3
Aircraft fuel, including hedging gains and losses	431.8	397.5	750.6	592.0
Aircraft maintenance	54.5	49.1	104.6	102.4
Aircraft rent	29.0	29.0	57.0	59.5
Landing fees and other rentals	60.5	59.9	123.0	117.8
Contracted services	50.5	46.6	98.2	90.1
Selling expenses	44.2	45.8	85.3	85.6
Depreciation and amortization	65.8	61.7	129.5	122.0
Food and beverage service	19.6	17.1	37.4	32.2
Other	61.1	58.2	125.7	118.9
Fleet transition expenses	—	26.8	—	36.9
Total Operating Expenses	1,097.4	1,052.4	2,064.3	1,883.8
Operating Income	115.8	57.8	188.2	191.6

Nonoperating Income (Expense)
Interest income	5.1	6.3	10.0	13.9
Interest expense	(17.2)	(20.0)	(33.8)	(43.4)
Interest capitalized	3.5	1.6	8.0	3.4
Other - net	1.9	1.3	3.3	2.2
	(6.7)	(10.8)	(12.5)	(23.9)
Income before income tax	109.1	47.0	175.7	167.7
Income tax expense	41.6	18.2	67.4	64.7
Net Income	$67.5	$28.8	$108.3	$103.0

Basic Earnings Per Share:	$0.95	$0.40	$1.52	$1.43
Diluted Earnings Per Share:	$0.93	$0.39	$1.50	$1.40
Shares used for computation:
Basic	70.996	71.965	71.069	71.977
Diluted	72.200	73.473	72.325	73.551

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Net Income	$67.5	$28.8	$108.3	$103.0

Other comprehensive income (loss):
Related to marketable securities:
Unrealized holding gains arising during the period	0.6	3.9	4.3	1.7
Reclassification adjustment for gains included in net income	(1.5)	(0.9)	(2.5)	(1.5)
Income tax expense (benefit)	0.3	(1.2)	(0.7)	(0.2)
Total	(0.6)	1.8	1.1	—

Related to employee benefit plans:
Prior service cost arising during period	9.8	6.4	19.7	12.7
Income tax benefit	(3.7)	(2.4)	(7.4)	(4.8)
Total	6.1	4.0	12.3	7.9

Related to interest rate derivative instruments:
Unrealized holding losses arising during the period	(6.4)	(3.3)	(3.2)	(1.1)
Income tax expense (benefit)	2.5	1.2	(1.0)	0.4
Total	(3.9)	(2.1)	(4.2)	(0.7)

Other comprehensive income	1.6	3.7	9.2	7.2

Comprehensive income	$69.1	$32.5	$117.5	$110.2

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2012	2011
Cash flows from operating activities:
Net income	$108.3	$103.0
Adjustments to reconcile net income to net cash provided by operating activities:
Fleet transition expenses	—	36.9
Depreciation and amortization	129.5	122.0
Stock-based compensation and other	5.5	7.3
Changes in certain assets and liabilities:
Changes in fair values of open fuel hedge contracts	45.3	(25.0)
Changes in deferred income taxes	57.5	57.8
Increase in air traffic liability	177.8	172.1
Increase (decrease) in deferred revenue	3.8	(16.8)
Increase in other long-term liabilities	4.9	53.8
Pension contribution	(23.6)	(22.2)
Other - net	(53.3)	(120.2)
Net cash provided by operating activities	455.7	368.7

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(228.4)	(214.8)
Other flight equipment	(6.7)	(11.1)
Other property and equipment	(19.7)	(15.2)
Total property and equipment additions	(254.8)	(241.1)
Assets constructed for others (Terminal 6 at LAX)	(50.0)	(44.6)
Purchases of marketable securities	(537.2)	(427.7)
Sales and maturities of marketable securities	430.4	459.0
Proceeds from disposition of assets and changes in restricted deposits	0.9	12.5
Net cash used in investing activities	(410.7)	(241.9)

Cash flows from financing activities:
Long-term debt payments	(165.4)	(125.4)
Proceeds from sale-leaseback transactions	49.3	—
Common stock repurchases	(26.3)	(33.3)
Proceeds and tax benefit from issuance of common stock	14.0	14.9
Other financing activities	16.6	(5.5)
Net cash used in financing activities	(111.8)	(149.3)
Net decrease in cash and cash equivalents	(66.8)	(22.5)
Cash and cash equivalents at beginning of year	102.2	89.5
Cash and cash equivalents at end of the period	$35.4	$67.0

Supplemental disclosure:
Cash paid (refunded) during the period for:
Interest (net of amount capitalized)	$24.6	$39.7
Income taxes	(2.5)	0.1
Non-cash transactions:
Assets constructed related to Terminal 6 at LAX	25.8	—
See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Alaska Air Group, Inc.
June 30, 2012

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of June 30, 2012, as well as the results of operations for the three and six months ended June 30, 2012 and 2011. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and six months ended June 30, 2012 are not necessarily indicative of operating results for the entire year.

Reclassifications

Certain reclassifications have been made to conform the prior-year data to the current format. During the second quarter of 2012, the Company changed the classification of ancillary revenues, such as checked-bag fees, ticket change fees, and others, from "Passenger revenue" to "Other-net" revenue to enhance comparability of passenger revenue among peers in the industry. The Company has reclassified ancillary revenues in the current period and all prior periods, with the reclassification having no impact on total revenue for any of the respective periods. The table below shows operating revenues originally reported in the Form 10-Q for the three and six months ended June 30, 2011 and the effect of the reclassification on the condensed consolidated statement of operations (in millions):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	As Reclassified	Reported	As Reclassified	Reported
Operating Revenues
Passenger
Mainline	$774.2	$819.9	$1,433.5	$1,522.3
Regional	179.0	194.3	340.6	370.8
Total passenger revenue	953.2	1,014.2	1,774.1	1,893.1
Freight and mail	29.1	29.1	54.0	54.0
Other - net	127.9	66.9	247.3	128.3
Total Operating Revenues	$1,110.2	$1,110.2	$2,075.4	$2,075.4

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

June 30, 2012	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$23.2	$—	$—	$23.2
Commercial paper, money market funds and other securities	12.2	—	—	12.2
Cash and cash equivalents	35.4	—	—	35.4
U.S. government and agency securities	366.0	2.8	—	368.8
Foreign government bonds	41.4	0.9	—	42.3
Asset-back securities	90.3	0.4	—	90.7
Mortgage-back securities	109.6	0.9	(0.1)	110.4
Corporate notes and bonds	516.8	6.5	(0.5)	522.8
Municipal securities	14.9	0.1	—	15.0
Marketable securities	1,139.0	11.6	(0.6)	1,150.0
Total	$1,174.4	$11.6	$(0.6)	$1,185.4

December 31, 2011	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$62.1	$—	$—	$62.1
Money market funds	40.1	—	—	40.1
Cash and cash equivalents	102.2	—	—	102.2
U.S. government and agency securities	292.5	3.4	—	295.9
Foreign government bonds	24.9	0.5	—	25.4
Asset-back securities	58.2	0.1	(0.3)	58.0
Mortgage-back securities	124.1	1.1	(0.3)	124.9
Corporate notes and bonds	518.0	7.0	(2.4)	522.6
Municipal securities	11.8	0.1	—	11.9
Marketable securities	1,029.5	12.2	(3.0)	1,038.7
Total	$1,131.7	$12.2	$(3.0)	$1,140.9

Activity for marketable securities (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sales and maturities	$242.3	$145.0	$430.4	$459.0
Gross realized gains	2.0	1.4	3.6	3.3
Gross realized losses	0.5	0.4	0.8	1.7
Other-than-temporary impairments on investments	—	—	0.3	—

Of the marketable securities on hand at June 30, 2012, 9.8% mature in 2012, 29.5% in 2013, and 60.7% thereafter.

Investments with continuous unrealized losses (in millions):

	Less than 12 months		Greater than 12 months
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mortgage-backed obligations	$26.3	$(0.1)	$—	$—	$26.3	$(0.1)
Corporate notes and bonds	106.3	(0.5)	—	—	106.3	(0.5)
Total	$132.6	$(0.6)	$—	$—	$132.6	$(0.6)

	Less than 12 months		Greater than 12 months
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Asset-backed obligations	$31.7	$(0.1)	$1.1	$(0.2)	$32.8	$(0.3)
Mortgage-backed obligations	35.1	(0.2)	1.9	(0.1)	37.0	(0.3)
Corporate notes and bonds	137.4	(2.4)	1.0	—	138.4	(2.4)
Total	$204.2	$(2.7)	$4.0	$(0.3)	$208.2	$(3.0)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2012.

NOTE 3. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil and swap agreements for jet fuel refining margins.

As of June 30, 2012, the Company had fuel hedge contracts outstanding covering 10.3 million barrels of crude oil that will be settled from July 2012 to June 2015. Refer to the contractual obligations and commitments section of Item 2 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	June 30, 2012	December 31, 2011
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$22.0	$46.7
Fuel hedge contracts, noncurrent assets	39.3	70.2
Fuel hedge contracts, current liabilities	—	(10.3)

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(5.7)	(5.2)
Other liabilities	(26.3)	(23.6)
Losses in Accumulated Other Comprehensive Loss (AOCL)	(32.0)	(28.8)

The net cash received (paid) for new positions and settlements was $(11.1) million and $9.6 million during the three months ended June 30, 2012 and 2011, respectively. The net cash received (paid) for new positions and settlements was $(17.5) million and $15.0 million during the six months ended June 30, 2012 and 2011, respectively.

Pretax effect of derivative instruments on earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in aircraft fuel expense	$(81.4)	$(54.4)	$(62.9)	$40.1

Derivative Instruments Designated as Hedges
Interest rate swaps
Losses recognized in aircraft rent	(1.4)	(1.6)	(2.9)	(3.1)
Losses recognized in Other Comprehensive Income (OCI)	(7.8)	(4.9)	(6.1)	(4.2)

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. The amounts shown as recognized in OCI are prior to the losses recognized in aircraft rent during the period. The Company expects $5.7 million to be reclassified from OCI to aircraft rent within the next twelve months.

Credit Risk and Collateral

The Company is exposed to credit losses in the event of non-performance by counterparties to these derivative instruments. To mitigate exposure, the Company periodically reviews the counterparties' nonperformance by monitoring the absolute exposure levels and credit ratings. The Company maintains security agreements with a number of its counterparties which may require the Company to post collateral if the fair value of the selected derivative instruments fall below specified mark-to-market thresholds. The posted collateral does not offset the fair value of the derivative instruments and is included in "Prepaid expenses and other current assets" on the consolidated balance sheet.

The Company posted collateral of $17.5 million and $0.9 million as of June 30, 2012 and December 31, 2011, respectively. The collateral was provided to one counterparty associated with the net liability position of the interest rate swap agreements offset by the net asset position of the fuel hedge contracts under a master netting arrangement.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

June 30, 2012	Level 1	Level 2	Total

Assets
Marketable securities
U.S. government and agency securities	$368.8	$—	$368.8
Foreign government bonds	—	42.3	42.3
Asset-back securities	—	90.7	90.7
Mortgage-back securities	—	110.4	110.4
Corporate notes and bonds	—	522.8	522.8
Municipal securities	—	15.0	15.0
Derivative instruments
Fuel hedge contracts	—	61.3	61.3

Liabilities
Derivative instruments
Interest rate swap agreements	—	(32.0)	(32.0)

December 31, 2011	Level 1	Level 2	Total

Assets
Marketable securities
U.S. government and agency securities	$295.9	$—	$295.9
Foreign government bonds	—	25.4	25.4
Asset-back securities	—	58.0	58.0
Mortgage-back securities	—	124.9	124.9
Corporate notes and bonds	—	522.6	522.6
Municipal securities	—	11.9	11.9
Derivative instruments
Fuel hedge contracts	—	116.9	116.9

Liabilities
Derivative instruments
Fuel hedge contracts	—	(10.3)	(10.3)
Interest rate swap agreements	—	(28.8)	(28.8)

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
The Company has no other financial assets that are measured at fair value on a nonrecurring basis at June 30, 2012.

Fair Value of Other Financial Instruments

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash and Cash Equivalents: Carried at amortized costs, which approximates fair value.

Debt: The carrying amount of the Company's variable-rate debt approximates fair values. For fixed-rate debt, the Company uses the income approach to determine the estimated fair value, by using discounted cash flow using borrowing rates for comparable debt over the weighted life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	June 30, 2012	December 31, 2011
Carrying amount	$933.3	$1,002.5
Fair value	1,016.3	1,075.8

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

For accounting and financial reporting purposes, the Company is considered to be the owners of the project during construction and will not be able to qualify for sale and leaseback accounting when the non-proprietary assets are sold to the City of Los Angeles due to the Company's continuing involvement with the project. As a result, all of the costs incurred to fund the project are included in "Other property and equipment" and all amounts that have been and will be reimbursed will be in "Other liabilities" on the balance sheet. These assets and liabilities are summarized in the table below (in millions):

	June 30, 2012	December 31, 2011
Proprietary assets of T6 at LAX	$16.3	$8.7
Assets constructed for others (T6 at LAX)	219.2	143.4
Other property and equipment	$235.5	$152.1

Other liabilities	$46.3	$17.7

Included in the asset balances above is capitalized interest of $6.0 million and $4.5 million at June 30, 2012 and December 31, 2011, respectively.

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

Future minimum payments related to the Terminal 6 lease are included in facility leases described in Note 10.

NOTE 6. MILEAGE PLAN

Alaska's Mileage Plan liabilities and deferrals are included in the consolidated balance sheets (in millions) as follows:

	June 30, 2012	December 31, 2011
Current Liabilities:
Other accrued liabilities	$289.1	$271.4
Other Liabilities and Credits:
Deferred revenue	397.8	392.2
Other liabilities	17.2	16.9
Total	$704.1	$680.5

Alaska's Mileage Plan revenue is included in the consolidated statements of operations (in millions) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Passenger revenues	$48.2	$54.2	$90.8	$104.5
Other-net revenues	55.2	51.6	102.7	97.2
Total Mileage Plan revenues	$103.4	$105.8	$193.5	$201.7

NOTE 7. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	June 30, 2012	December 31, 2011
Fixed-rate notes payable due through 2024	$933.3	$1,002.5
Variable-rate notes payable due through 2023	207.2	304.4
Long-term debt	1,140.5	1,306.9
Less current portion	183.4	207.9
	$957.1	$1,099.0

Weighted-average fixed-interest rate	5.9%	5.8%
Weighted-average variable-interest rate	2.0%	1.9%

All of the Company’s borrowings were secured by aircraft, but only one aircraft debt agreement secured by an aircraft has a loan-to-value covenant. As of June 30, 2012, the Company was in compliance with this covenant and expects to retire this debt by December 31, 2012.

During the six months ended June 30, 2012, the Company made scheduled debt payments of $62.9 million and prepaid the full debt balance on seven outstanding aircraft debt agreements of $102.5 million.

At June 30, 2012, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2012	$108.6
2013	160.9
2014	117.1
2015	113.4
2016	110.6
Thereafter	529.9
Total principal payments	$1,140.5

Bank Line of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities, which expires in March 2013, are secured by aircraft. Borrowings on the other $100 million facility, which expires in March 2016, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at June 30, 2012.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. Primarily due to differences in depreciation rates for federal income tax purposes and for financial reporting purposes, the Company has generated a net deferred tax liability. As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, deferred assets and liabilities do not include certain deferred tax assets that arose directly from the tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include $4.9 million and $10.3 million of loss carryforwards at June 30, 2012 and December 31, 2011, respectively, in which additional-paid-in-capital will be increased if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering for purposes of determining when excess tax benefits have been realized. During the second quarter of 2012, the Company recognized $9.7 million of previously unrecognized deferred tax assets related to the excess tax benefits of stock compensation, which decreased "Deferred income taxes" and increased "Capital in excess of par."

NOTE 9. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs recognized included the following components for the three months ended June 30 (in millions):

	Qualified		Nonqualified		Postretirement Medical
	2012	2011	2012	2011	2012	2011
Service cost	$9.5	$9.0	$0.2	$0.2	$1.3	$1.5
Interest cost	18.3	18.3	0.5	0.5	1.3	1.8
Expected return on assets	(23.2)	(22.1)	—	—	—	—
Amortization of prior service cost	(0.3)	(0.2)	—	—	0.2	0.1
Recognized actuarial loss	9.9	6.1	0.2	0.2	(0.2)	0.3
Net periodic benefit costs	$14.2	$11.1	$0.9	$0.9	$2.6	$3.7

Net periodic benefit costs recognized included the following components for the six months ended June 30 (in millions):

	Qualified		Nonqualified		Postretirement Medical
	2012	2011	2012	2011	2012	2011
Service cost	$19.1	$18.0	$0.4	$0.4	$2.5	$3.0
Interest cost	36.5	36.6	1.0	1.1	2.7	3.6
Expected return on assets	(46.5)	(44.2)	—	—	—	—
Amortization of prior service cost	(0.5)	(0.4)	—	—	0.3	0.2
Recognized actuarial loss	19.8	12.2	0.4	0.3	(0.3)	0.6
Net periodic benefit costs	$28.4	$22.2	$1.8	$1.8	$5.2	$7.4

NOTE 10. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

June 30, 2012	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements	Engine Maintenance
Remainder of 2012	$41.8	$31.8	$181.8	$9.7	$20.9
2013	141.6	42.5	333.2	17.4	31.9
2014	126.1	38.5	194.6	17.7	26.4
2015	104.4	27.0	48.0	18.0	10.1
2016	81.9	17.2	18.4	18.3	—
Thereafter	130.7	137.9	36.8	26.5	—
Total	$626.5	$294.9	$812.8	$107.6	$89.3

Lease Commitments

The Company had lease contracts for 63 aircraft, which have remaining noncancelable lease terms ranging up to nine years at June 30, 2012. Of these aircraft, 14 are non-operating (i.e. not in our fleet) and subleased to third-party carriers. In May 2012, the Company entered into an agreement to sell and leaseback three Boeing 737-700 aircraft. The lease terms are less than two years and qualify as operating leases. The sale of the aircraft resulted in a gain of $3.2 million, which was deferred and will be amortized over the life of the leases to aircraft rent expense on the consolidated statement of operations. The majority of airport and terminal facilities are also leased. Rent expense was $67.9 million and $69.4 million for the three months ended June 30, 2012 and 2011, respectively, and $137.9 million and $138.5 million for the six months ended June 30, 2012 and 2011, respectively.

Aircraft Commitments

As of June 30, 2012, the Company is committed to purchasing three Boeing 737-800 aircraft and 22 Boeing 737-900ER aircraft, with deliveries in 2012 through 2015, and has options to purchase an additional 39 Boeing 737 aircraft. The Company also purchased one Boeing 737-800 and two Q400 aircraft in the second quarter of 2012. The Company is committed to selling two Q400 aircraft in 2012, and has options to purchase an additional 10 Q400 aircraft.

Capacity Purchase Agreements (CPAs)

At June 30, 2012, Alaska had CPAs with three carriers, including our wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity to Alaska under a CPA, which is eliminated upon consolidation. On May 14, 2011, SkyWest Airlines, Inc. (SkyWest) began flying certain routes under a CPA with Alaska. In addition, Alaska has a CPA with Peninsula Airways, Inc. (PenAir) to fly in the state of Alaska. Under these agreements, Alaska pays the third-party carriers an amount which is based on a determination of their cost of operating those flights and other factors. The costs paid by Alaska to Horizon are based on similar data and are intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

Engine Maintenance

The Company had power-by-the-hour maintenance agreements for all Boeing 737 engines other than the Boeing 737-800 at June 30, 2012. These agreements transfer risk to third-party service providers and fix the amount the Company pays per flight hour in exchange for maintenance and repairs under a predefined maintenance program. Future payments are based on minimum flight hours. Accordingly, payments could differ materially based on actual flight hours.

NOTE 11. SHAREHOLDERS' EQUITY

Common Stock Split

On February 15, 2012, the Board of Directors declared a two-for-one split of the Company's common stock to be accomplished by means of a stock distribution. The additional shares were distributed on March 16, 2012, to the shareholders of record on March 2, 2012. The stock split increased the Company's outstanding shares from approximately 35.5 million shares as of December 31, 2011 to 70.7 million shares as of June 30, 2012. Historical outstanding shares were recast upon the distribution.
Common Stock Repurchase

In February 2012, the Board of Directors authorized a $50 million share repurchase program, which expires in February 2013. In June 2011, the Board of Directors authorized a $50 million share repurchase program, which was completed in January 2012. In June 2010, the Board of Directors authorized a $50 million share repurchase program, which was completed in April 2011.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2012 Repurchase Program	506,000	$17.5	—	$—	709,000	$24.6	—	$—
2011 Repurchase Program	—	—	63,000	2.1	46,340	1.7	63,000	2.1
2010 Repurchase Program	—	—	155,600	4.9	—	—	1,023,600	31.2
	506,000	$17.5	218,600	$7.0	755,340	$26.3	1,086,600	$33.3

Retirement of Treasury Shares

In February 2012, the Company retired 4,829,834 common shares that had been held in treasury.  This action did not impact the total number of common shares outstanding.

Earnings Per Share

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three months ended June 30, 2012 and 2011, 0.2 million and 0.1 million stock options, respectively, were excluded from the calculation of diluted EPS because they were antidilutive. Antidilutive shares for the six month ended June 30, 2012 and 2011 were 0.2 million and 0.2 million, respectively.

NOTE 12. FLEET TRANSITION EXPENSES

Fleet transition expenses included in the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Horizon Fleet Transition - CRJ-700	$—	$20.8	$—	$30.9
Horizon Fleet Transition - Q200	—	6.0	—	6.0
Total	$—	$26.8	$—	$36.9

In 2011, Horizon completed its transition to an all-Q400 fleet. During the first six months of 2011, Horizon subleased the final 13 CRJ-700 aircraft to a third-party carrier.

Horizon also had 16 Q200 aircraft subleased to a third-party carrier, which included a liability related to the estimated sublease loss which had been recorded in previous periods. The Company evaluated the loss in the second quarter of 2011 and determined the ultimate loss would likely be higher than the original estimate and recorded an additional charge.

NOTE 13. OPERATING SEGMENT INFORMATION

Management views the business in three operating segments.
Alaska Mainline - The Boeing 737 part of Alaska's business with average stage lengths greater than 1,000 miles.
Alaska Regional - Alaska's shorter distance network. In this segment, we record actual on-board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under CPAs.
Horizon - Horizon operates regional aircraft. All of Horizon's capacity is sold to Alaska under a CPA.   Expenses include those typically borne by regional airlines such as crew costs, ownership costs, and maintenance costs.
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

Operating segment information is as follows (in millions):

	Three Months Ended June 30, 2012
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$862.7	$—	$—	$—	$862.7	$—	$862.7
Regional	—	187.6	—	—	187.6	—	187.6
Total passenger revenues	862.7	187.6	—	—	1,050.3	—	1,050.3
CPA revenues	—	—	89.2	(89.2)	—	—	—
Freight and mail	29.5	1.1	—	—	30.6	—	30.6
Other-net	115.4	15.1	1.8	—	132.3	—	132.3
Total operating revenues	1,007.6	203.8	91.0	(89.2)	1,213.2	—	1,213.2

Operating expenses
Operating expenses, excluding fuel	532.2	139.0	83.1	(88.7)	665.6	—	665.6
Economic fuel(c)	316.7	45.5	—	—	362.2	69.6	431.8
Total operating expenses	848.9	184.5	83.1	(88.7)	1,027.8	69.6	1,097.4

Nonoperating income (expense)
Interest income	4.4	—	—	0.7	5.1	—	5.1
Interest expense	(12.7)	—	(4.1)	(0.4)	(17.2)	—	(17.2)
Other	5.1	—	0.4	(0.1)	5.4	—	5.4
	(3.2)	—	(3.7)	0.2	(6.7)	—	(6.7)
Income (loss) before income tax	$155.5	$19.3	$4.2	$(0.3)	$178.7	$(69.6)	$109.1

	Three Months Ended June 30, 2011
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$774.2	$—	$—	$—	$774.2	$—	$774.2
Regional	—	179.0	—	—	179.0	—	179.0
Total passenger revenues	774.2	179.0	—	—	953.2	—	953.2
CPA revenues	—	—	93.5	(93.5)	—	—	—
Freight and mail	28.0	1.0	0.1	—	29.1	—	29.1
Other-net	110.7	15.4	1.8	—	127.9	—	127.9
Total operating revenues	912.9	195.4	95.4	(93.5)	1,110.2	—	1,110.2

Operating expenses
Operating expenses, excluding fuel(b)	498.4	138.1	83.8	(92.2)	628.1	26.8	654.9
Economic fuel(c)	285.2	41.4	—	—	326.6	70.9	397.5
Total operating expenses	783.6	179.5	83.8	(92.2)	954.7	97.7	1,052.4

Nonoperating income (expense)
Interest income	7.1	—	—	(0.8)	6.3	—	6.3
Interest expense	(16.3)	—	(4.4)	0.7	(20.0)	—	(20.0)
Other	2.3	—	0.2	0.4	2.9	—	2.9
	(6.9)	—	(4.2)	0.3	(10.8)	—	(10.8)
Income (loss) before income tax	$122.4	$15.9	$7.4	$(1.0)	$144.7	$(97.7)	$47.0

	Six Months Ended June 30, 2012
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$1,586.1	$—	$—	$—	$1,586.1	$—	$1,586.1
Regional	—	360.4	—	—	360.4	—	360.4
Total passenger revenues	1,586.1	360.4	—	—	1,946.5	—	1,946.5
CPA revenues	—	—	176.2	(176.2)	—	—	—
Freight and mail	53.0	2.0	—	—	55.0	—	55.0
Other-net	218.2	29.1	3.7	—	251.0	—	251.0
Total operating revenues	1,857.3	391.5	179.9	(176.2)	2,252.5	—	2,252.5

Operating expenses
Operating expenses, excluding fuel	1,051.8	275.8	161.4	(175.3)	1,313.7	—	1,313.7
Economic fuel(c)	611.1	89.8	—	—	700.9	49.7	750.6
Total operating expenses	1,662.9	365.6	161.4	(175.3)	2,014.6	49.7	2,064.3

Nonoperating income (expense)
Interest income	9.3	—	—	0.7	10.0	—	10.0
Interest expense	(25.3)	—	(8.1)	(0.4)	(33.8)	—	(33.8)
Other	10.4	—	0.8	0.1	11.3	—	11.3
	(5.6)	—	(7.3)	0.4	(12.5)	—	(12.5)
Income (loss) before income tax	$188.8	$25.9	$11.2	$(0.5)	$225.4	$(49.7)	$175.7

	Six Months Ended June 30, 2011
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$1,433.5	$—	$—	$—	$1,433.5	$—	$1,433.5
Regional	—	340.6	—	—	340.6	—	340.6
Total passenger revenues	1,433.5	340.6	—	—	1,774.1	—	1,774.1
CPA revenues	—	—	188.1	(188.1)	—	—	—
Freight and mail	51.9	2.0	0.1	—	54.0	—	54.0
Other-net	212.7	30.4	4.2	—	247.3	—	247.3
Total operating revenues	1,698.1	373.0	192.4	(188.1)	2,075.4	—	2,075.4

Operating expenses
Operating expenses, excluding fuel(b)	996.1	271.0	174.0	(186.2)	1,254.9	36.9	1,291.8
Economic fuel(c)	523.6	79.5	—	—	603.1	(11.1)	592.0
Total operating expenses	1,519.7	350.5	174.0	(186.2)	1,858.0	25.8	1,883.8

Nonoperating income (expense)
Interest income	15.8	—	—	(1.9)	13.9	—	13.9
Interest expense	(36.0)	—	(9.1)	1.7	(43.4)	—	(43.4)
Other	4.4	—	1.0	0.2	5.6	—	5.6
	(15.8)	—	(8.1)	—	(23.9)	—	(23.9)
Income (loss) before income tax	$162.6	$22.5	$10.3	$(1.9)	$193.5	$(25.8)	$167.7

(a)	The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain charges.

(b)	Refer to Note 12 for a summary of special charges.

(c)	Represents adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel-hedge accounting.

Total assets were as follows (in millions):

	June 30, 2012	December 31, 2011
Alaska(a)	$4,994.9	$4,803.3
Horizon	864.1	846.5
Parent company	1,589.4	1,583.5
Elimination of inter-company accounts	(2,024.8)	(2,038.3)
Consolidated	$5,423.6	$5,195.0

(a)	There are no assets associated with purchased capacity flying at Alaska.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. This overview summarizes the MD&A, which includes the following sections:

•	Second Quarter in Review—highlights from the second quarter of 2012 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of the results of our operations for the three and six months ended June 30, 2012. We believe this analysis will help the reader better understand our consolidated statements of operations. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2012.

•	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, contractual obligations, commitments, and an overview of financial position.

SECOND QUARTER REVIEW

Our consolidated pretax income was $109.1 million during the second quarter of 2012, compared to $47.0 million in the second quarter of 2011. The increase of $62.1 million was primarily due to the $103.0 million improvement in revenues, partially offset by the $34.3 million increase in aircraft fuel expense and $10.7 million increase in other operating expenses, including the $26.8 million charge in the second quarter of 2011 related to our transition to an all Q400 regional fleet. Our improvement in revenues was primarily due to a 6.3% increase in capacity and a 2.8% increase in revenue per available seat mile (RASM). The increase in fuel cost was driven by a 6.7% increase in consumption and a $27.0 million increase in the net impact of our fuel-hedging portfolio, partially offset by a 4.4% decline in the raw fuel cost per gallon.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of Non-GAAP measures to the most directly comparable GAAP measure.

Ancillary Revenue Reclassification

We have historically reported many ancillary revenues, such as checked-bag fees, ticket change fees, and others, within Passenger Revenue in our consolidated statement of operations. We have, however, analyzed the SEC filings of our competitors and decided to include ancillary revenues in Other-net Revenue in the consolidated statement of operations so that our passenger revenues, passenger revenue per available seat mile (PRASM), and yield are comparable to others in our industry and to help facilitate better analysis among our peers. We have reclassified ancillary revenues in all prior periods, with the reclassification having no impact on total revenue for any of the respective periods.

Operations Performance

During the second quarter of 2012, we reported a record second quarter mainline load factor of 87.4%, and a consolidated load factor of 86.5%. Horizon reported second quarter 2012 load factor of 77.3%, consistent with the second quarter of 2011 load factor of 77.3% on a decrease in capacity of 4.5%.

Mainline on-time performance of 90.2% for the second quarter of 2012 helped Alaska to rank first among the 10 largest U.S. airlines for the twelve months ending in May. Additionally, Horizon significantly improved its operational performance from the prior-year period, reporting 93.9% of its flights arrived on-time during the second quarter of 2012, up substantially from 87.1%. In each month of the quarter, Horizon ranked first in on-time performance among all U.S. carriers according to FlightStats.com.

During the second quarter of 2012, as part of our 2012 key initiative focusing on the customer travel experience, we launched a mobile website where customers can check-in, pay for bags and get an electronic boarding pass. Customers can also self-tag their checked bags at Seattle-Tacoma International Airport and in new locations added during the year, reducing their check-in time by up to 30%. Additionally, we have flown 1,894 flights to-date using Required Navigation Performance (RNP) technology under our Greener Skies program, where we feel we are the industry leader in environmental stewardship.

Additionally, we won our fifth consecutive J.D. Power and AssociatesTM award naming us "Highest in Customer Satisfaction among Traditional Network Carriers". We believe our exceptional operational reliability, use of technology to make flying more hassle-free and improvements to our on-board experience all contributed to this award.

Update on Labor Negotiations

Our ramp and stores agents, represented by the International Association of Machinists, ratified a six-year contract by a 91% margin before the amendable date. The contract provides for an initial wage increase of 2.5% followed by 1.5% annual increases over the six-year term, and contains important productivity improvements. It also offers both the Company and our employees the certainty that comes with a long-term deal. We are currently in negotiations with Alaska's and Horizon's Association of Flight Attendants (AFA) unions.

New Markets

In the second quarter of 2012, we began service in 10 new markets with more new service scheduled to start in the second half of 2012 as follows:

New Non-Stop Routes (Launch Date)
Seattle to Fort Lauderdale (7/16)	Portland to Lihue (11/5)
Portland to Washington, D.C. (8/28)	Bellingham to Kahului (11/8)
Seattle to San Antonio (9/17)	Anchorage to Kona (11/10)
San Diego to Orlando (10/11)

Stock Repurchase

During the second quarter of 2012, we repurchased 506,000 shares of our common stock for $17.5 million under the $50 million repurchase plans authorized by our Board of Directors in February 2012.

Outlook

As we look into the second half of 2012, despite the uncertain macro economic environment, we are still seeing solid demand for air travel. Our advance bookings suggest our load factors will be flat in August and down half a point in September compared to the same periods in 2011 on an expected 6.5% increase in capacity for the third quarter of 2012. Our July load factor was up half a point, compared to July 2011, at 88.3%.

For the full year, we are expecting our non-fuel unit costs to be flat compared to the prior year. This is primarily due to increases in our projected incentive pay.

In July, the Port of Seattle Commission (Port) gave final design authorization for an estimated $230 million renovation of the North Satellite at Seattle-Tacoma International Airport to better serve passengers. The project will include modernizing facilities, seismic upgrades, enhanced traveler amenities, three new gates and a new roof-top lounge. We will be the sole tenant in the North Satellite and believe the enhancements will increase our operational efficiencies and reduce our overall costs. The Port will be contributing substantially all of the costs of the project and will be managing the project, which is different than our involvement with Terminal 6 at LAX.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Our consolidated net income for the second quarter of 2012 was $67.5 million, or $0.93 per diluted share, compared to net income of $28.8 million, or $0.39 per diluted share, in the second quarter of 2011. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market losses related to our fuel hedge positions. For the second quarter of 2012, we recognized net mark-to-market losses of $69.6 million ($43.3 million after tax, or $0.60 per share) compared to losses of $70.9 million ($44.1 million after tax, or $0.60 per share) in the second quarter of 2011.

•	In the second quarter of 2011, we incurred $26.8 million ($16.7 million after tax, or $0.23 per share) in expense as part of Horizon's fleet transition out of the CRJ-700 aircraft.

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of these individual charges is useful information to investors because:

•	We believe it is the basis by which we are evaluated by industry analysts;

•	Our results excluding these items are most often used in internal management and board reporting and decision-making;

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

Excluding the impact of mark-to-market fuel hedge adjustments and fleet transition costs in 2011, our adjusted consolidated net income for the second quarter of 2012 was $110.8 million, or $1.53 per diluted share, compared to an adjusted consolidated net income of $89.6 million, or $1.22 per share, in the second quarter of 2011.

	Three Months Ended June 30,
	2012		2011
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$67.5	$0.93	$28.8	$0.39
Fleet transition costs, net of tax	—	—	16.7	0.23
Mark-to-market fuel hedge adjustments, net of tax	43.3	0.60	44.1	0.60
Non-GAAP adjusted income and per share amounts	$110.8	$1.53	$89.6	$1.22

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which is a non-GAAP measure.

	Three Months Ended June 30,					Six Months Ended June 30,
	2012		2011		Change	2012		2011		Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	6,565		6,246		5.1%	12,560		11,998		4.7%
Revenue passenger miles (RPM) (000,000) "traffic"	6,869		6,293		9.2%	13,101		12,146		7.9%
Available seat miles (ASM) (000,000) "capacity"	7,939		7,469		6.3%	15,283		14,581		4.8%
Load factor	86.5%		84.3%		2.2 pts	85.7%		83.3%		2.4 pts
Yield	15.29	¢	15.15	¢	0.9%	14.86	¢	14.61	¢	1.7%
Passenger revenue per ASM (PRASM)	13.23	¢	12.76	¢	3.7%	12.74	¢	12.17	¢	4.7%
Revenue per ASM (RASM)	15.28	¢	14.86	¢	2.8%	14.74	¢	14.23	¢	3.6%
Operating expense per ASM (CASM) excluding fuel and fleet transition costs(b)	8.38	¢	8.41	¢	(0.4)%	8.60	¢	8.61	¢	(0.1)%
Economic fuel cost per gallon(b)	$3.40		$3.28		3.7%	$3.41		$3.08		10.7%
Fuel gallons (000,000)	106.4		99.7		6.7%	205.8		196.0		5.0%
Average number of full-time equivalent employees (FTE)	11,965		11,807		1.3%	11,899		11,846		0.4%

Mainline Operating Statistics:
Revenue passengers (000)	4,752		4,533		4.8%	9,027		8,640		4.5%
RPMs (000,000) "traffic"	6,231		5,697		9.4%	11,868		10,976		8.1%
ASMs (000,000) "capacity"	7,130		6,702		6.4%	13,705		13,055		5.0%
Load factor	87.4%		85.0%		2.4 pts	86.6%		84.1%		2.5 pts
Yield	13.85	¢	13.59	¢	1.9%	13.36	¢	13.06	¢	2.3%
PRASM	12.10	¢	11.55	¢	4.8%	11.57	¢	10.98	¢	5.4%
RASM	14.13	¢	13.62	¢	3.7%	13.55	¢	13.01	¢	4.2%
CASM excluding fuel(b)	7.46	¢	7.44	¢	0.3%	7.67	¢	7.63	¢	0.5%
Economic fuel cost per gallon(b)	$3.40		$3.27		4.0%	$3.40		$3.07		10.7%
Fuel gallons (000,000)	93.2		87.1		7.0%	179.7		170.2		5.6%
Average number of full-time equivalent employees	9,165		8,899		3.0%	9,088		8,892		2.2%
Aircraft utilization	10.9		10.5		3.8%	10.6		10.5		1.0%
Average aircraft stage length	1,149		1,104		4.1%	1,151		1,111		3.6%
Mainline operating fleet at period-end	120		117		3 a/c	120		117		3 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	1,813		1,713		5.8%	3,533		3,358		5.2%
RPMs (000,000) "traffic"	638		596		7.0%	1,233		1,170		5.4%
ASMs (000,000) "capacity"	809		767		5.5%	1,578		1,526		3.4%
Load factor	78.9%		77.7%		1.2 pts	78.1%		76.7%		1.4 pts
Yield	29.40	¢	30.03	¢	(2.1)%	29.23	¢	29.11	¢	0.4%
PRASM	23.19	¢	23.34	¢	(0.6)%	22.84	¢	22.32	¢	2.3%

(a)	Except for FTEs, data includes information related to regional CPA flying with Horizon, SkyWest and PenAir.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to regional CPAs.

OPERATING REVENUES

Total operating revenues increased $103.0 million, or 9.3%, during the second quarter of 2012 compared to the same period in 2011.  The changes are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2012	2011	% Change
Passenger
Mainline	$862.7	$774.2	11.4
Regional	187.6	179.0	4.8
Total passenger revenue	1,050.3	953.2	10.2
Freight and mail	30.6	29.1	5.2
Other - net	132.3	127.9	3.4
Total operating revenues	$1,213.2	$1,110.2	9.3

Passenger Revenue – Mainline

Mainline passenger revenue for the second quarter of 2012 improved by 11.4% on a 6.4% increase in capacity and a 4.8% increase in PRASM compared to 2011. The increase in capacity is driven by new routes added in the second half of 2011 and to a lesser extent new routes in 2012, most of which were to and from Hawaii. The increase in PRASM was driven by a 1.9% rise in ticket yield and a 2.4-points increase in load factor compared to the prior-year quarter. The increase in yield is due to strong demand.

Passenger Revenue – Regional

Regional passenger revenue increased by $8.6 million, or 4.8%, compared to the second quarter of 2011, due to an increase in load factor of 1.2-point on a 7.0% increase in traffic. Yields were negative due to increased competition in certain markets, increase in stage length, as well as lower introductory fares for new markets that we entered in the current year, bringing PRASM down by 0.6%. Additionally, in the second quarter of 2011, we transitioned out of the CRJ-700 fleet, which impacted capacity and stage lengths.

Freight and Mail

Freight and mail revenue increased $1.5 million, or 5.2%, primarily due to increased freight volumes associated with new markets.

Other – Net

Other—net revenue increased $4.4 million, or 3.4%, from the second quarter of 2011.  The increase is primarily due to Mileage Plan revenues rising 7% and buy-on-board revenues improving 23%, partially offset by a 6% decrease in baggage fees. The decrease in bag fees is due to our Club 49 program that was launched in the fourth quarter of 2011 and due to changing customer behavior with respect to checking bags.

OPERATING EXPENSES

Total operating expenses increased $45.0 million, or 4.3%, compared to the second quarter of 2011 mostly as a result of higher fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
(in millions)	2012	2011	% Change
Fuel expense	$431.8	$397.5	8.6
Non-fuel expenses	665.6	654.9	1.6
Total Operating Expenses	$1,097.4	$1,052.4	4.3

Significant operating expense variances from the second quarter of 2011 are more fully described below.

Wages and Benefits

Wages and benefits increased during the second quarter of 2012 by $16.1 million, or 6.6%, compared to 2011.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2012	2011	% Change
Wages	$179.4	$172.7	3.9
Pension and defined-contribution retirement benefits	25.8	22.6	14.2
Medical benefits	27.8	26.4	5.3
Other benefits and payroll taxes	25.9	21.1	22.7
Total wages and benefits	$258.9	$242.8	6.6

Wages increased 3.9% on a 1.3% increase in FTEs related to more flying and due to higher wage rates throughout our different employee groups that have wage step increases in the contracts. The contracts with the different employee groups contain important productivity improvements, which resulted in a 3.7% increase in the number of passengers per FTE that were handled in the second quarter compared to 2011.

The 14.2% increase in pension and other retirement-related benefits is directly due to a lower return on our plan assets in the prior year and an increased actuarial loss on our projected benefit obligation.

Medical benefits increased 5.3% from the prior-year quarter primarily due an increase in employee health-care claims, partially offset by a decline in post-retirement medical expense.

Other benefits and payroll taxes increased 22.7% in the second quarter of 2012 compared to the same period in the prior year primarily due to increased worker's compensation expense of $3.0 million resulting from higher loss rates in more recent claim years, an increase in stock-based compensation expense of $0.7 million, and increased payroll taxes and fringe benefits in line with increased wages.

Variable Incentive Pay

Variable incentive pay expense increased from $17.9 million in the second quarter of 2011 to $21.5 million in the second quarter of 2012. The increase is due to higher than expected financial results, performance against operational and customer satisfaction goals, and forecast for the remainder of the year.

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

Aircraft fuel expense increased $34.3 million, or 8.6% compared to the second quarter of 2011. The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
(in millions, except per gallon amounts)	2012	2011	% Change
Fuel gallons consumed	106.4	99.7	6.7
Raw price per gallon	$3.29	$3.44	(4.4)
Total raw fuel expense	$350.4	$343.1	2.1
Net impact to fuel expense from fuel-hedging activities	81.4	54.4	49.6
Aircraft fuel expense	$431.8	$397.5	8.6

Fuel gallons consumed increased 6.7%, primarily as a result of more flying and higher load factors.

The raw fuel price per gallon decreased 4.4% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The average prices of crude oil and refining margins during the second quarter of 2012 were lower by approximately 9% and 3% respectively, as compared to the same period in 2011.

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

Our economic fuel expense is calculated as follows:

	Three Months Ended June 30,
(in millions, except per gallon amounts)	2012	2011	% Change
Raw fuel expense	$350.4	$343.1	2.1
(Gain) loss on settled hedges (net of cash settled) and premium expense recognized	11.8	(16.5)	NM
Economic fuel expense	$362.2	$326.6	10.9
Fuel gallons consumed	106.4	99.7	6.7
Economic fuel cost per gallon	$3.40	$3.28	3.7
NM - Not Meaningful

As noted above, the total net expense recognized for hedges that settled during the second quarter was $11.8 million in 2012, compared to a benefit of $16.5 million in 2011.  These amounts represent the cash received net of the premium expense recognized for those hedges.

We currently expect our economic fuel price per gallon to be approximately 5% lower in the third quarter of 2012 compared to the third quarter of 2011, due to the recent decline in the cost of jet fuel. As both oil prices and refining margins are volatile, we are unable to forecast the full-year cost with any certainty.

Aircraft Maintenance

Aircraft maintenance increased by $5.4 million, or 11.0%, due to $3.9 million in additional engine events that occurred during the second quarter and increased component expense related to increased block hours compared to the prior-year quarter.

Aircraft Rent

Aircraft rent was flat compared to the prior-year quarter primarily due to slightly higher rent expense related to three B737-700 aircraft that were sold and leased back, offset by lower rent expense for aircraft that were extended.

Landing Fees and Other Rentals

Landing fees and other rentals increased $0.6 million, or 1.0%, compared to the second quarter of 2011 primarily due to flying to new locations in the past 12 months and increases in our landing fee rates, offset by the amortization of our construction obligation related to Terminal 6 at LAX.

Contracted Services

Contracted services increased $3.9 million, or 8.4%, primarily due to increased capacity purchased flying of $3.4 million related to SkyWest, which began in May 2011.

Selling Expenses

Selling expenses decreased by $1.6 million, or 3.5%, compared to the second quarter of 2011 due to lower fees related to debit card purchases of $1.9 million and less promotional activity, offset by higher commissions due to higher levels of revenue.

Depreciation and Amortization

Depreciation and amortization increased $4.1 million, or 6.6%, compared to the second quarter of 2011.  This is primarily due to three B737-800 and two Q400 aircraft acquired since the second quarter of 2011, and placing Terminal 6 at LAX into service in March 2012.

Food and Beverage Service

Food and beverage costs increased $2.5 million, or 14.6%, from the prior-year quarter due to a 5.1% increase in the number of passengers, a 23.0% increase in sales of buy-on-board products, increased costs related to our premium wine program and serving Starbucks coffee, and additional costs associated with food delivery.

Other Operating Expenses

Other operating expenses increased $2.9 million, or 5.0%, compared to the second quarter of 2011.  The increase is primarily driven by IT and professional services costs of $2.4 million associated with our key initiatives and infrastructure improvements, and higher personnel non-wage costs such as hotels, meals and per diems of $1.9 million. These increases were offset by a reduction in property taxes from the prior year.

Fleet Transition and Restructuring Related Expenses

Fleet transition costs decreased $26.8 million, as we completed our transition to an all Q400 fleet at Horizon in the third quarter of 2011.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Three Months Ended June 30,
	2012		2011		% Change
Consolidated:
CASM	13.82	¢	14.09	¢	(1.9)
Less the following components:
Aircraft fuel, including hedging gains and losses	5.44		5.32		2.3
Fleet transition costs	—		0.36		NM
CASM excluding fuel and fleet transition costs	8.38	¢	8.41	¢	(0.4)

	Three Months Ended June 30,
	2012		2011		% Change
Mainline:
CASM	12.60	¢	12.75	¢	(1.2)
Less the following components:
Aircraft fuel, including hedging gains and losses	5.14		5.31		(3.2)
CASM excluding fuel	7.46	¢	7.44	¢	0.3
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

Our current expectations for capacity and CASM excluding fuel and special items are summarized below:

	Forecast Q3 2012	Change Y-O-Y	Forecast Full Year 2012	Change Y-O-Y
Consolidated:
ASMs (000,000) "capacity"	8,200 - 8,300	~ 6.5%	31,350 - 31,450	~ 6%
CASM excluding fuel and special items (cents)	8.20 - 8.30	0.5% - 1.5%	8.50 - 8.55	~ flat

	Forecast Q3 2012	Change Y-O-Y	Forecast Full Year 2012	Change Y-O-Y
Mainline:
ASMs (000,000) "capacity"	7,330 - 7,430	~ 6.5%	28,100 - 28,200	~ 6%
CASM excluding fuel (cents)	7.35 - 7.45	1% - 2.5%	7.60 - 7.65	~ 0.5%

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $6.7 million in the second quarter of 2012 compared to $10.8 million in the same period of 2011. The $4.1 million decrease is due to a lower average outstanding debt balance, additional capitalized interest due to higher levels of aircraft purchase deposits and capital expenditures, partially offset by lower investment returns in our marketable securities portfolio.

CONSOLIDATED INCOME TAX EXPENSE

We provide for income taxes based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective rate if it is our best estimate of our annual rate. Our effective income tax rate for the second quarter of 2012 of 38.1%, is consistent with our effective tax rate of 38.7% for the second quarter of 2011.

Our effective tax rate can vary significantly between quarters and for the full year, depending on the magnitude of non-deductible expenses in proportion to estimated pretax results.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Our consolidated net income for the first six months of 2012 was $108.3 million, or $1.50 per diluted share, compared to net income of $103.0 million, or $1.40 per diluted share, in the first six months of 2011. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains related to our fuel hedge positions. For the first six months of 2012, we recognized net mark-to-market losses of $49.7 million ($30.8 million after tax, or $0.42 per share) compared to gains of $11.1 million ($6.9 million after tax, or $0.09 per share) in the first six months of 2011.

•	In the first six months of 2011, we incurred $36.9 million ($22.9 million after tax, or $0.31 per share) in expense as part of Horizon's fleet transition out of the CRJ-700 and Q200 aircraft.

Excluding the impact of mark-to-market fuel hedge adjustments and fleet transition costs in 2011, our adjusted consolidated net income for the first six months of 2012 was $139.1 million, or $1.92 per diluted share, compared to an adjusted consolidated net income of $119.0 million, or $1.62 per share, in the first six months of 2011.

	Six Months Ended June 30,
	2012		2011
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$108.3	$1.50	$103.0	$1.40
Fleet transition costs, net of tax	—	—	22.9	0.31
Mark-to-market fuel hedge adjustments, net of tax	30.8	0.42	(6.9)	(0.09)
Non-GAAP adjusted income and per share amounts	$139.1	$1.92	$119.0	$1.62

OPERATING REVENUES

Total operating revenues increased $177.1 million, or 8.5%, during the first six months of 2012 compared to the same period in 2011.  The changes are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2012	2011	% Change
Passenger
Mainline	$1,586.1	$1,433.5	10.6
Regional	360.4	340.6	5.8
Total passenger revenue	1,946.5	1,774.1	9.7
Freight and mail	55.0	54.0	1.9
Other - net	251.0	247.3	1.5
Total operating revenues	$2,252.5	$2,075.4	8.5

Passenger Revenue – Mainline

Mainline passenger revenue for the first six months of 2012 improved by 10.6% on a 5.0% increase in capacity and a 5.4% increase in PRASM compared to 2011. The increase in capacity is driven by new routes added in the last half of 2011, and to a lesser extent new routes in 2012, most of which were to and from Hawaii. The increase in PRASM was driven by a 2.3%

improvement in ticket yield and a 2.5-point increase in load factor compared to the prior-year period. The increase in yield is due to strong demand throughout the period.

Passenger Revenue – Regional

Regional passenger revenue increased by $19.8 million, or 5.8%, compared to the first six months of 2011 on a 3.4% increase in capacity and a 2.3% increase in PRASM. The increase in PRASM was driven by a 0.4% improvement in ticket yield and a 1.4-point increase in load factor compared to the prior period.

Freight and Mail

Freight and mail revenue increased $1.0 million, or 1.9%, primarily due to increased freight volumes associated with new markets, which offset a decrease in mail volumes.

Other – Net

Other—net revenue increased $3.7 million, or 1.5%, from the first six months of 2011.  The increase is primarily due to Mileage Plan revenues rising 6% and buy on board products increasing 23%, offset by a decrease in bag fees of 6%. The decrease in bag fees is primarily due to our Club 49 program that was launched in the fourth quarter of 2011, and due to changing customer behavior with respect to checking bags.

OPERATING EXPENSES

Total operating expenses increased $180.5 million, or 9.6%, compared to the first six months of 2011 mostly as a result of higher fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,
(in millions)	2012	2011	% Change
Fuel expense	$750.6	$592.0	26.8
Non-fuel expenses	1,313.7	1,291.8	1.7
Total Operating Expenses	$2,064.3	$1,883.8	9.6

Significant operating expense variances from 2011 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first six months of 2012 by $23.4 million, or 4.8%, compared to 2011.  The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,
(in millions)	2012	2011	% Change
Wages	$358.8	$349.3	2.7
Pension and defined-contribution retirement benefits	51.6	45.2	14.2
Medical benefits	52.9	52.3	1.1
Other benefits and payroll taxes	52.2	45.3	15.2
Total wages and benefits	$515.5	$492.1	4.8

Wages increased 2.7% on a 0.4% increase in FTEs due to higher wage rates throughout our different employee groups that have wage step increases in the contracts. The contracts with the different employee groups contain important productivity improvements, which resulted in a 4.2% increase in the number of passengers per FTE that were handled in the first half of 2012 compared to 2011.

The 14.2% increase in pension and other retirement-related benefits is directly due to a lower return on our plan assets in the prior year and an increased actuarial loss on our projected benefit obligation. We expect our annual pension cost for 2012 to be approximately $57.0 million compared to $42.2 million for all of 2011.

Medical benefits increased 1.1% from the prior-year period primarily due to an increase in employee health-care claims, partially offset by a decline in post-retirement medical expense.

Other benefits and payroll taxes increased 15.2% in the first six months of 2012 compared to the same period in the prior year primarily due to increased worker's compensation expense of $3.2 million, stock-based compensation expense of $2.0 million, and increased payroll taxes and fringe benefits in line with increased wages.

Variable Incentive Pay

Variable incentive pay expense increased from $34.3 million in the first six months of 2011 to $37.5 million in the first six months of 2012, or 9.3%. The increase is due to our people exceeding goals in safety and customer satisfaction and full year profit projecting to be better than plan. For the full year 2012, we currently expect incentive pay to be approximately $90 million compared to the $71.9 million recorded in 2011, but actual amounts could differ materially based on actual performance.

Aircraft Fuel

Aircraft fuel expense increased $158.6 million, or 26.8% compared to the first six months of 2011. The elements of the change are illustrated in the following table:

	Six Months Ended June 30,
(in millions, except per gallon amounts)	2012	2011	% Change
Fuel gallons consumed	205.8	196.0	5.0
Raw price per gallon	$3.34	$3.23	3.4
Total raw fuel expense	$687.7	$632.1	8.8
Net impact to fuel expense from fuel-hedging activities	62.9	(40.1)	NM
Aircraft fuel expense	$750.6	$592.0	26.8
NM - Not Meaningful

Fuel gallons consumed increased 5.0%, primarily as a result of more flying and higher load factors.

The raw fuel price per gallon increased 3.4% as a result of higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel.

Our economic fuel expense is calculated as follows:

	Six Months Ended June 30,
(in millions, except per gallon amounts)	2012	2011	% Change
Raw fuel expense	$687.7	$632.1	8.8
(Gain) loss on settled hedges (net of cash settled) and premium expense recognized	13.2	(29.0)	NM
Economic fuel expense	$700.9	$603.1	16.2
Fuel gallons consumed	205.8	196.0	5.0
Economic fuel cost per gallon	$3.41	$3.08	10.7
NM - Not Meaningful

As noted above, the total net expense recognized for hedges that settled during the first six months was $13.2 million in 2012, compared to a benefit of $29.0 million in 2011.  These amounts represent the cash received net of the premium expense recognized for those hedges.

Aircraft Maintenance

Aircraft maintenance increased by $2.2 million, or 2.1%, compared to the prior-year period primarily due to engine events and additional component costs associated with higher block hours. We expect aircraft maintenance to be slightly higher for all of 2012 in line with additional block hours and the timing of scheduled maintenance events.

Aircraft Rent

Aircraft rent declined $2.5 million, or 4.2%, compared to the prior-period primarily due to 13 fewer CRJ 700 aircraft in 2012 compared to 2011. We expect aircraft rent to be slightly lower for all of 2012 as we continue to purchase aircraft.

Landing Fees and Other Rentals

Landing fees and other rentals increased $5.2 million, or 4.4%, compared to the first six months of 2011 primarily due to increases in facilities rents across our network and increases in our landing fee rates. We expect landing fees and other rentals to be higher in 2012 due to increased rates and a slight increase in departures.

Contracted Services

Contracted services increased $8.1 million, or 9.0%, primarily due to capacity purchased flying of $9.9 million related to SkyWest, which began in May 2011. This increase was offset by lower contracted outside services of $0.9 million. We expect contracted services to be higher in 2012 due to the full-year impact of our capacity agreement with SkyWest and the increased flying to Hawaii.

Selling Expenses

Selling expenses decreased by $0.3 million, or 0.4%, compared to the first six months of 2011 as a result of lower global distribution system (GDS) fees and less promotional activity. Going forward we expect selling expenses as a percentage of revenue to be lower than 2011 due to favorable rate changes.

Depreciation and Amortization

Depreciation and amortization increased $7.5 million, or 6.1%, compared to the first six months of 2011.  This is primarily due to the annualization of Q400 and B737-800 aircraft acquired in the prior year, as well as the deliveries in the current year. Additionally, we incurred depreciation of $1.9 million from March 2012 when we placed Terminal 6 at LAX into service.

We expect depreciation and amortization to be higher in 2012 in line with our remaining four new aircraft deliveries and the annualization of Terminal 6 at LAX.

Food and Beverage Service

Food and beverage costs increased $5.2 million, or 16.1%, from the first six months of the prior-year due to a 4.7% increase in the number of passengers, a 19% increase in sales of buy on board products, increased costs related to our premium wine program and serving Starbucks coffee, and additional costs associated with food delivery. We expect food and beverage costs to be higher in 2012 due to increased passenger and departure volume.

Other Operating Expenses

Other operating expenses increased $6.8 million, or 5.7%, compared to the first six months of 2011.  The increase is primarily driven by IT and professional services costs of $5.9 million associated with our key initiatives and infrastructure improvements, and higher personnel non-wage costs such as hotels, meals and per diems of $3.3 million. These increases were offset by a reduction in uniform costs and passenger remuneration from the prior period. We expect other operating expenses to be higher for the full year of 2012 due to professional services, IT and training costs.

Fleet Transition and Restructuring Related Expenses

Fleet transition costs decreased $36.9 million, as we completed our transition to an all Q400 fleet at Horizon in the third quarter of 2011.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Six Months Ended June 30,
	2012		2011		% Change
Consolidated:
CASM	13.51	¢	12.92	¢	4.6
Less the following components:
Aircraft fuel, including hedging gains and losses	4.91		4.06		20.9
Fleet transition costs	—		0.25		NM
CASM excluding fuel and fleet transition costs	8.60	¢	8.61	¢	(0.1)

	Six Months Ended June 30,
	2012		2011		% Change
Mainline:
CASM	12.50	¢	11.56	¢	8.1
Less the following components:
Aircraft fuel, including hedging gains and losses	4.83		3.93		22.9
CASM excluding fuel	7.67	¢	7.63	¢	0.5
NM - Not Meaningful

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $12.5 million in the first six months of 2012 compared to $23.9 million in the same period of 2011. The $11.4 million decrease is due to a lower average outstanding debt balance, additional capitalized interest due to higher levels of aircraft purchase deposits and capital expenditures, partially offset by lower investment returns in our marketable securities portfolio.

CONSOLIDATED INCOME TAX EXPENSE

We provide for income taxes based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective rate if it is our best estimate of our annual rate. Our effective income tax rate for the first six months of 2012 of 38.4%, is consistent with our effective tax rate of 38.6% for the first six months of 2011.

Our effective tax rate can vary significantly between quarters and for the full year, depending on the magnitude of non-deductible expenses in proportion to estimated pretax results.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.2 billion (which represents 26% of trailing 12 months revenue) and our expected cash from operations;

•	Aircraft financing – the 40 unencumbered aircraft (as of June 30, 2012) in our operating fleet that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities (currently none outstanding).

In the second quarter of 2012, we took free and clear delivery of three B737-800 aircraft, paid off outstanding debt associated with seven aircraft and made scheduled debt payments totaling $62.9 million. In addition, we continued to return capital to our shareholders by repurchasing $26.3 million of our common stock in the first half of 2012. Finally, we made voluntary contributions to our defined-benefit pension plans of $23.6 million in 2012, although there were no funding requirements. We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

The overall strength of our balance sheet was one of the contributing factors for Standard & Poor's recent decision to change our outlook from “Stable” to “Positive” during the period.

We believe that our current cash and marketable securities balance combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in securities that meet our overall investment strategy of maintaining and securing investment principal. Our investment portfolio is managed by reputable financial institutions and is continually reviewed to ensure that the investments are aligned with our strategy. As of June 30, 2012, we had an $11.6 million unrealized gain on our $1.2 billion cash and marketable securities balance.

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	June 30, 2012	December 31, 2011	Change
Cash and marketable securities	$1,185.4	$1,140.9	3.8%
Cash and marketable securities as a percentage of trailing twelve months revenue	26%	26%	(0.0) pts
Long-term debt, net of current portion	$957.1	$1,099.0	(14.8)%
Shareholders’ equity	$1,283.0	$1,173.2	8.6%
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	58%:42%	62%:38%	(4.0) pts

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first half of 2012, net cash provided by operating activities was $455.7 million, compared to $368.7 million during the same period in 2011. The $87.0 million increase was primarily driven by lower PBP payouts in 2012 of $18.2 million, compared to 2011. Additionally, we had increased revenues with slightly higher advanced ticket sales, offset by higher fuel, less benefit from fuel hedges, and increased non-fuel operating expenses.

We typically generate positive cash flows from operations, and expect to use a portion to invest in aircraft, flight equipment, and other equipment.

Cash Used in Investing Activities

Cash used in investing activities was $410.7 million during the first six months of 2012, compared to $241.9 million during the same period of 2011. Our capital expenditures were $254.8 million, or $13.7 million higher than the same period in 2011, due to deposits related to future deliveries including our four B737-900ER aircraft that will be delivered in the fourth quarter this year, offset by six fewer Q400 deliveries compared to the prior period.

Additionally, we had net purchases of marketable securities of $106.8 million, compared to net sales of $31.3 million in the prior period to fund capital expenditures.

We currently expect capital expenditures for all of 2012 and 2013 to be as follows (in millions):

	2012	2013
Aircraft and aircraft purchase deposits	$380	$295
Other flight equipment	30	20
Other property and equipment	60	65
Total property and equipment additions	$470	$380

The decrease in expected capital expenditures from previously reported in our Form 10-Q for the quarter ended March 31, 2012, is due to slight modifications in our Boeing 737 delivery schedule. One aircraft delivery was moved into December 2012 from January 2013 and two 737s scheduled for mid-2013 were moved into 2014.

Cash Used by Financing Activities

Net cash used by financing activities was $111.8 million during the first six months of 2012 and $149.3 million during the same period in 2011. During the current year, we had scheduled debt payments of $62.9 million, debt prepayments of $102.5 million, and stock repurchases of $26.3 million, partially offset by proceeds of $49.3 million related to three B737-700 sale-leasebacks.

One of our debt agreements secured by one aircraft has a loan-to-value covenant. The balance on this agreement as of June 30, 2012 was $10.0 million. Because the current loan-to-value ratio exceeds the requirement by a comfortable margin, we do not expect this covenant to have any impact on our liquidity position.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

Overall, we have firm orders to purchase 25 aircraft, as set forth below. We also have options to acquire 39 additional B737s and options to acquire 10 Q400s.

The following table summarizes aircraft purchase commitments by year:

Aircraft	Delivery Period - Firm Orders
	Remainder of 2012	2013	2014	2015	Beyond 2015	Total
Boeing 737-800	—	—	1	2	—	3
Boeing 737-900ER	4	9	9	—	—	22
Total	4	9	10	2	—	25

We expect to pay for the firm future aircraft deliveries with cash on hand.  If we exercise our options for additional deliveries, we may finance the aircraft through internally generated cash, long-term debt, or operating lease arrangements.

Future Fuel Hedge Positions

We use both call options for crude oil futures and swap agreements for jet fuel refining margins to hedge against price volatility of future jet fuel consumption. We have refining margin swaps in place for approximately 50% of our third quarter 2012 estimated jet fuel purchases at an average price of 73 cents per gallon. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter 2012	50%	$100	$10
Fourth Quarter 2012	50%	$100	$10
Remainder of 2012	50%	$100	$10
First Quarter 2013	50%	$98	$12
Second Quarter 2013	50%	$98	$12
Third Quarter 2013	44%	$99	$12
Fourth Quarter 2013	38%	$100	$12
Full Year 2013	46%	$99	$12
First Quarter 2014	33%	$100	$12
Second Quarter 2014	28%	$99	$12
Third Quarter 2014	22%	$98	$12
Fourth Quarter 2014	17%	$100	$11
Full Year 2014	25%	$99	$12
First Quarter 2015	11%	$99	$10
Second Quarter 2015	6%	$92	$10
Full Year 2015	4%	$96	$10

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments; aircraft purchase commitments and other obligations as of June 30, 2012.

(in millions)	Remainder of 2012	2013	2014	2015	2016	Beyond 2016	Total
Current and long-term debt obligations	$108.6	$160.9	$117.1	$113.4	$110.6	$529.9	$1,140.5
Operating lease commitments(a)	73.6	184.1	164.6	131.4	99.1	268.6	921.4
Aircraft purchase commitments	181.8	333.2	194.6	48.0	18.4	36.8	812.8
Interest obligations(b)	29.5	50.6	42.6	37.3	31.9	70.2	262.1
Other obligations(c)	30.6	49.3	44.1	28.1	18.3	26.5	196.9
Total	$424.1	$778.1	$563.0	$358.2	$278.3	$932.0	$3,333.7

(a)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of June 30, 2012.

(c)
Includes minimum obligations under our long-term power-by-the-hour maintenance agreements and obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the condensed consolidated financial statements for further information.

Pension Obligations

The table above excludes contributions to our various pension plans. Although there is no minimum required contribution in 2012, the Company expects to contribute between $10 million and $15 million during the remainder of the year.

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

Deferred Income Taxes

For federal income tax purposes, the majority of our assets are fully depreciated over a seven-year life using an accelerated depreciation method. For financial reporting purposes, the majority of our assets are depreciated over 15 to 20 years to an estimated salvage value using the straight-line basis. This difference has created a significant deferred tax liability. At some point in the future the depreciation basis will reverse, potentially resulting in an increase in income taxes paid. While it is possible that we could have material cash obligations for this deferred liability at some point in the future, we cannot estimate the timing of long-term cash flows with reasonable accuracy. Taxable income and cash taxes payable in the short term are impacted by many items, including the amount of book income generated, which can be volatile depending on revenue and fuel prices, level of pension funding (which is generally not known until late each year), whether "bonus depreciation" provisions are available, as well as other legislative changes that are out of our control. Based on year-to-date earnings as of June 30, 2012, and our current visibility into third quarter revenues, we expect to pay cash taxes of between $75 million and $125 million for the 2012 tax year.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan
April 1, 2012 - April 30, 2012(a)	140,000	$34.95	140,000
May 1, 2012 - May 31, 2012(a)	154,000	33.48	154,000
June 1, 2012 - June 30, 2012(a)	212,000	35.17	212,000
Total	506,000	$34.59	506,000	$25,387,103

(a)	Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in February 2012. This plan will expire in February 2013.

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

ALASKA AIR GROUP, INC.

/s/ BRANDON S. PEDERSEN
Brandon S. Pedersen
Vice President/Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

August 8, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document