Form 10-Q
period 2012-09-30
ALASKA AIR GROUP, INC.
filed 2012-11-07
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The registrant has 70,314,136 common shares, par value $1.00, outstanding at October 31, 2012.

ALASKA AIR GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$27.5	$102.2
Marketable securities	1,158.1	1,038.7
Total cash and marketable securities	1,185.6	1,140.9
Receivables - net	185.4	136.4
Inventories and supplies - net	52.5	44.3
Deferred income taxes	141.5	134.2
Fuel hedge contracts	35.4	46.7
Prepaid expenses and other current assets	116.1	93.0
Total Current Assets	1,716.5	1,595.5

Property and Equipment
Aircraft and other flight equipment	4,118.9	4,041.8
Other property and equipment	848.5	762.3
Deposits for future flight equipment	385.4	262.5
	5,352.8	5,066.6
Less accumulated depreciation and amortization	1,805.3	1,665.1
Total Property and Equipment - Net	3,547.5	3,401.5

Fuel Hedge Contracts	43.1	70.2

Other Assets	129.0	127.8

Total Assets	$5,436.1	$5,195.0

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$70.2	$103.6
Accrued aircraft rent	7.8	31.6
Accrued wages, vacation and payroll taxes	163.0	163.8
Other accrued liabilities	537.0	513.3
Air traffic liability	583.6	489.4
Current portion of long-term debt	167.2	207.9
Total Current Liabilities	1,528.8	1,509.6

Long-Term Debt, Net of Current Portion	898.9	1,099.0
Other Liabilities and Credits
Deferred income taxes	484.9	362.9
Deferred revenue	423.4	410.2
Obligation for pension and postretirement medical benefits	447.9	463.4
Other liabilities	213.0	176.7
	1,569.2	1,413.2
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value, Authorized: 100,000,000 shares, Issued: 2012 - 70,164,726 shares; 2011 - 75,733,044 shares	70.2	75.7
Capital in excess of par value	660.3	802.2
Treasury stock (common), at cost: 2012 - 0 shares; 2011 - 4,783,494 shares	—	(125.3)
Accumulated other comprehensive loss	(373.6)	(390.0)
Retained earnings	1,082.3	810.6
	1,439.2	1,173.2
Total Liabilities and Shareholders' Equity	$5,436.1	$5,195.0

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2012	2011	2012	2011
Operating Revenues
Passenger
Mainline	$904.6	$835.6	$2,490.7	$2,269.1
Regional	198.1	196.1	558.5	536.7
Total passenger revenue	1,102.7	1,031.7	3,049.2	2,805.8
Freight and mail	29.6	29.9	84.6	83.9
Other - net	139.9	136.5	390.9	383.8
Total Operating Revenues	1,272.2	1,198.1	3,524.7	3,273.5

Operating Expenses
Wages and benefits	255.1	245.1	770.6	737.2
Variable incentive pay	23.7	19.1	61.2	53.4
Aircraft fuel, including hedging gains and losses	336.6	420.1	1,087.2	1,012.1
Aircraft maintenance	55.7	49.9	160.3	152.3
Aircraft rent	29.2	28.8	86.2	88.3
Landing fees and other rentals	61.5	62.0	184.5	179.8
Contracted services	50.3	46.1	148.5	136.2
Selling expenses	45.9	47.4	131.2	133.0
Depreciation and amortization	65.9	62.2	195.4	184.2
Food and beverage service	20.2	17.6	57.6	49.8
Other	58.6	54.6	184.3	173.5
Fleet transition expenses	—	2.0	—	38.9
Total Operating Expenses	1,002.7	1,054.9	3,067.0	2,938.7
Operating Income	269.5	143.2	457.7	334.8

Nonoperating Income (Expense)
Interest income	4.5	4.5	14.5	18.4
Interest expense	(15.1)	(25.7)	(48.9)	(69.1)
Interest capitalized	4.4	2.1	12.4	5.5
Other - net	2.3	1.2	5.6	3.4
	(3.9)	(17.9)	(16.4)	(41.8)
Income before income tax	265.6	125.3	441.3	293.0
Income tax expense	102.2	47.8	169.6	112.5
Net Income	$163.4	$77.5	$271.7	$180.5

Basic Earnings Per Share:	$2.30	$1.08	$3.83	$2.51
Diluted Earnings Per Share:	$2.27	$1.06	$3.77	$2.46
Shares used for computation:
Basic	70.963	71.954	70.852	71.968
Diluted	71.883	73.238	72.059	73.450

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Net Income	$163.4	$77.5	$271.7	$180.5

Other comprehensive income:
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	5.6	(1.8)	9.9	(0.1)
Reclassification adjustment for gains included in net income	(1.8)	(1.2)	(4.3)	(2.7)
Income tax expense (benefit)	(1.4)	1.2	(2.1)	1.0
Total	2.4	(1.8)	3.5	(1.8)

Related to employee benefit plans:
Amortization of net actuarial items and prior service costs	9.9	27.5	29.6	40.2
Income tax benefit	(3.7)	(10.3)	(11.1)	(15.1)
Total	6.2	17.2	18.5	25.1

Related to interest rate derivative instruments:
Unrealized holding losses arising during the period	(2.1)	(18.3)	(5.3)	(19.4)
Income tax expense (benefit)	0.7	6.9	(0.3)	7.3
Total	(1.4)	(11.4)	(5.6)	(12.1)

Other comprehensive income	7.2	4.0	16.4	11.2

Comprehensive income	$170.6	$81.5	$288.1	$191.7

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2012	2011
Cash flows from operating activities:
Net income	$271.7	$180.5
Adjustments to reconcile net income to net cash provided by operating activities:
Fleet transition expenses	—	38.9
Depreciation and amortization	195.4	184.2
Stock-based compensation and other	7.8	9.5
Changes in certain assets and liabilities:
Changes in fair values of open fuel hedge contracts	28.1	53.1
Changes in deferred income taxes	101.3	101.9
Increase in air traffic liability	94.2	118.7
Increase (decrease) in deferred revenue	13.2	(9.5)
Increase in other long-term liabilities	5.7	42.3
Pension contribution	(35.4)	(33.4)
Other - net	(44.7)	(77.4)
Net cash provided by operating activities	637.3	608.8

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(297.6)	(260.3)
Other flight equipment	(12.8)	(18.4)
Other property and equipment	(29.3)	(15.8)
Total property and equipment additions	(339.7)	(294.5)
Assets constructed for others (Terminal 6 at LAX)	(65.3)	(80.4)
Purchases of marketable securities	(810.8)	(781.7)
Sales and maturities of marketable securities	701.5	697.2
Proceeds from disposition of assets and changes in restricted deposits	0.8	20.8
Net cash used in investing activities	(513.5)	(438.6)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	106.5
Long-term debt payments	(239.9)	(248.3)
Proceeds from sale-leaseback transactions	49.3	—
Common stock repurchases	(51.7)	(61.6)
Proceeds and tax benefit from issuance of common stock	22.5	16.7
Other financing activities	21.3	(5.5)
Net cash used in financing activities	(198.5)	(192.2)
Net decrease in cash and cash equivalents	(74.7)	(22.0)
Cash and cash equivalents at beginning of year	102.2	89.5
Cash and cash equivalents at end of the period	$27.5	$67.5

Supplemental disclosure:
Cash paid during the period for:
Interest (net of amount capitalized)	$40.2	$66.0
Income taxes	49.3	2.2
Non-cash transactions:
Assets constructed related to Terminal 6 at LAX	1.6	10.5
See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Alaska Air Group, Inc.
September 30, 2012

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of September 30, 2012, as well as the results of operations for the three and nine months ended September 30, 2012 and 2011. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of operating results for the entire year.

Reclassifications

Certain reclassifications have been made to conform the prior-year data to the current format. During the second quarter of 2012, the Company changed the classification of ancillary revenues, such as checked-bag fees, ticket change fees, and others, from "Passenger revenue" to "Other-net" revenue to enhance comparability of passenger revenue among peers in the industry. The Company has reclassified ancillary revenues in the current period and all prior periods, with the reclassification having no impact on total revenue for any of the respective periods. The table below shows operating revenues originally reported in the Form 10-Q for the three and nine months ended September 30, 2011 and the effect of the reclassification on the condensed consolidated statement of operations (in millions):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	As Reclassified	Reported	As Reclassified	Reported
Operating Revenues
Passenger
Mainline	$835.6	$887.4	$2,269.1	$2,409.7
Regional	196.1	213.4	536.7	584.2
Total passenger revenue	1,031.7	1,100.8	2,805.8	2,993.9
Freight and mail	29.9	29.9	83.9	83.9
Other - net	136.5	67.4	383.8	195.7
Total Operating Revenues	$1,198.1	$1,198.1	$3,273.5	$3,273.5

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

September 30, 2012	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$11.3	$—	$—	$11.3
Money market funds and other securities	16.2	—	—	16.2
Cash and cash equivalents	27.5	—	—	27.5
U.S. government and agency securities	329.5	2.5	—	332.0
Foreign government bonds	44.5	1.0	—	45.5
Asset-back securities	101.4	0.6	—	102.0
Mortgage-back securities	118.2	1.2	(0.1)	119.3
Corporate notes and bonds	530.4	9.6	(0.1)	539.9
Municipal securities	19.3	0.1	—	19.4
Marketable securities	1,143.3	15.0	(0.2)	1,158.1
Total	$1,170.8	$15.0	$(0.2)	$1,185.6

December 31, 2011	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$62.1	$—	$—	$62.1
Money market funds	40.1	—	—	40.1
Cash and cash equivalents	102.2	—	—	102.2
U.S. government and agency securities	292.5	3.4	—	295.9
Foreign government bonds	24.9	0.5	—	25.4
Asset-back securities	58.2	0.1	(0.3)	58.0
Mortgage-back securities	124.1	1.1	(0.3)	124.9
Corporate notes and bonds	518.0	7.0	(2.4)	522.6
Municipal securities	11.8	0.1	—	11.9
Marketable securities	1,029.5	12.2	(3.0)	1,038.7
Total	$1,131.7	$12.2	$(3.0)	$1,140.9

Activity for marketable securities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sales and maturities	$271.1	$238.2	$701.5	$697.2
Gross realized gains	2.2	2.9	5.8	6.2
Gross realized losses	0.4	0.3	1.2	2.0
Other-than-temporary impairments on investments	—	1.5	0.3	1.5

Of the marketable securities on hand at September 30, 2012, 3.7% mature in 2012, 27.1% in 2013, and 69.2% thereafter.

Investments with continuous unrealized losses (in millions):

	Less than 12 months		Greater than 12 months
September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mortgage-backed obligations	$32.7	$(0.1)	$4.3	$—	$37.0	$(0.1)
Corporate notes and bonds	14.8	—	1.3	(0.1)	16.1	(0.1)
Total	$47.5	$(0.1)	$5.6	$(0.1)	$53.1	$(0.2)

	Less than 12 months		Greater than 12 months
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Asset-backed obligations	$31.7	$(0.1)	$1.1	$(0.2)	$32.8	$(0.3)
Mortgage-backed obligations	35.1	(0.2)	1.9	(0.1)	37.0	(0.3)
Corporate notes and bonds	137.4	(2.4)	1.0	—	138.4	(2.4)
Total	$204.2	$(2.7)	$4.0	$(0.3)	$208.2	$(3.0)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2012.

NOTE 3. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil and swap agreements for jet fuel refining margins.

As of September 30, 2012, the Company had fuel hedge contracts outstanding covering 10.6 million barrels of crude oil that will be settled from October 2012 to September 2015. Refer to the contractual obligations and commitments section of Item 2 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	September 30, 2012	December 31, 2011
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$35.4	$46.7
Fuel hedge contracts, noncurrent assets	43.1	70.2
Fuel hedge contracts, current liabilities	—	(10.3)

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(6.0)	(5.2)
Other liabilities	(28.1)	(23.6)
Losses in accumulated other comprehensive loss (AOCL)	(34.1)	(28.8)

The net cash received (paid) for new positions and settlements was $4.4 million and $(4.6) million during the three months ended September 30, 2012 and 2011, respectively. The net cash received (paid) for new positions and settlements was $(13.1) million and $10.4 million during the nine months ended September 30, 2012 and 2011, respectively.

Pretax effect of derivative instruments on earnings (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in aircraft fuel expense	$21.7	$(82.7)	$(41.2)	$(42.6)

Derivative Instruments Designated as Hedges
Interest rate swaps
Losses recognized in aircraft rent	(1.5)	(1.5)	(4.4)	(4.6)
Losses recognized in other comprehensive income (OCI)	(3.6)	(19.8)	(9.7)	(24.0)

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. The amounts shown as recognized in OCI are prior to the losses recognized in aircraft rent during the period. The Company expects $6.0 million to be reclassified from OCI to aircraft rent within the next twelve months.

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

The Company posted collateral of $11.7 million and $0.9 million as of September 30, 2012 and December 31, 2011, respectively. The collateral was provided to one counterparty associated with the net liability position of the interest rate swap agreements offset by the net asset position of the fuel hedge contracts under a master netting arrangement.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

September 30, 2012	Level 1	Level 2	Total

Assets
Marketable securities
U.S. government and agency securities	$332.0	$—	$332.0
Foreign government bonds	—	45.5	45.5
Asset-back securities	—	102.0	102.0
Mortgage-back securities	—	119.3	119.3
Corporate notes and bonds	—	539.9	539.9
Municipal securities	—	19.4	19.4
Derivative instruments
Fuel hedge contracts	—	78.5	78.5

Liabilities
Derivative instruments
Interest rate swap agreements	—	(34.1)	(34.1)

December 31, 2011	Level 1	Level 2	Total

Assets
Marketable securities
U.S. government and agency securities	$295.9	$—	$295.9
Foreign government bonds	—	25.4	25.4
Asset-back securities	—	58.0	58.0
Mortgage-back securities	—	124.9	124.9
Corporate notes and bonds	—	522.6	522.6
Municipal securities	—	11.9	11.9
Derivative instruments
Fuel hedge contracts	—	116.9	116.9

Liabilities
Derivative instruments
Fuel hedge contracts	—	(10.3)	(10.3)
Interest rate swap agreements	—	(28.8)	(28.8)

The Company uses the market and income approach to determine the fair value of marketable securities. U.S. government securities are Level 1 as the fair value is based on quoted prices in active markets. Foreign government's bonds, asset-back securities, mortgage-back securities, corporate notes and bonds, and municipal securities are Level 2 as the fair value is based on industry standard valuation models that are calculated based on observable inputs such as quoted interest rates, yield curves, credit ratings of the security and other observable market information.

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
The Company has no other financial assets that are measured at fair value on a nonrecurring basis at September 30, 2012.

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

	September 30, 2012	December 31, 2011
Carrying amount	$864.4	$1,002.5
Fair value	950.0	1,075.8

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

	September 30, 2012	December 31, 2011
Proprietary assets of T6 at LAX	$16.8	$8.7
Assets constructed for others (T6 at LAX)	201.4	143.4
Other property and equipment	$218.2	$152.1

Other liabilities	$53.6	$17.7

Included in the asset balances above is capitalized interest of $6.0 million and $4.5 million at September 30, 2012 and December 31, 2011, respectively.

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

Subsequent to September 30, 2012, the Company received payments from LAWA totaling approximately $158.1 million.

Future minimum payments related to the Terminal 6 lease are included in facility leases described in Note 10.

NOTE 6. MILEAGE PLAN

Alaska's Mileage Plan liabilities and deferrals on the consolidated balance sheets (in millions):

	September 30, 2012	December 31, 2011
Current Liabilities:
Other accrued liabilities	$292.1	$271.4
Other Liabilities and Credits:
Deferred revenue	408.0	392.2
Other liabilities	17.1	16.9
Total	$717.2	$680.5

Alaska's Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Passenger revenues	$46.6	$51.7	$137.4	$156.2
Other-net revenues	55.6	51.0	158.3	148.2
Total Mileage Plan revenues	$102.2	$102.7	$295.7	$304.4

NOTE 7. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	September 30, 2012	December 31, 2011
Fixed-rate notes payable due through 2024	$864.4	$1,002.5
Variable-rate notes payable due through 2023	201.7	304.4
Long-term debt	1,066.1	1,306.9
Less current portion	167.2	207.9
	$898.9	$1,099.0

Weighted-average fixed-interest rate	5.8%	5.8%
Weighted-average variable-interest rate	2.0%	1.9%

All of the Company’s borrowings are secured by aircraft, but only one aircraft debt agreement secured by an aircraft has a loan-to-value covenant. As of September 30, 2012, the Company was in compliance with this covenant and expects to retire this debt by December 31, 2012.

During the nine months ended September 30, 2012, the Company made scheduled debt payments of $137.4 million and prepaid the full debt balance on seven outstanding aircraft debt agreements of $102.5 million.

At September 30, 2012, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2012	$34.1
2013	160.9
2014	117.1
2015	113.4
2016	110.6
Thereafter	530.0
Total principal payments	$1,066.1

Bank Line of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities are secured by aircraft. Borrowings on the other $100 million facility, which expires in March 2016, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. During the third quarter of 2012, the Company modified the first facility to extend the term from March 2013 to August 2015 and reduce the commitment fee. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at September 30, 2012.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. Primarily due to differences in depreciation rates for federal income tax purposes and for financial reporting purposes, the Company has generated a net deferred tax liability.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, deferred assets and liabilities did not include certain deferred tax assets as of December 31, 2011 that arose directly from the tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets included loss carryforwards of $10.3 million as of December 31, 2011. Additional loss carryforwards of $4.3 million arose during the first quarter of 2012. The Company used ASC 740 ordering for purposes of determining when excess tax benefits have been realized. During the three and nine months ended September 30, 2012, the Company recognized $4.9 million and $14.6 million, respectively, of the previously unrecognized deferred tax assets related to the excess tax benefits of stock compensation, which decreased "Deferred income taxes" and increased "Capital in excess of par."

NOTE 9. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs recognized included the following components (in millions):

	Three Months Ended September 30,
	Qualified		Nonqualified		Postretirement Medical
	2012	2011	2012	2011	2012	2011
Service cost	$9.6	$8.7	$0.3	$0.3	$1.2	$1.5
Interest cost	18.2	18.1	0.4	0.6	1.4	1.8
Expected return on assets	(23.2)	(22.0)	—	—	—	—
Amortization of prior service cost	(0.2)	(0.3)	—	—	0.1	—
Curtailment loss	—	—	—	0.2	—	—
Recognized actuarial loss	9.9	5.5	0.2	0.1	(0.1)	0.3
Net periodic benefit costs	$14.3	$10.0	$0.9	$1.2	$2.6	$3.6

Net periodic benefit costs recognized included the following components (in millions):

	Nine Months Ended September 30,
	Qualified		Nonqualified		Postretirement Medical
	2012	2011	2012	2011	2012	2011
Service cost	$28.7	$26.7	$0.7	$0.7	$3.7	$4.5
Interest cost	54.7	54.7	1.4	1.7	4.1	5.4
Expected return on assets	(69.7)	(66.2)	—	—	—	—
Amortization of prior service cost	(0.7)	(0.7)	—	—	0.4	0.2
Curtailment loss	—	—	—	0.2	—	—
Recognized actuarial loss	29.7	17.7	0.6	0.4	(0.4)	0.9
Net periodic benefit costs	$42.7	$32.2	$2.7	$3.0	$7.8	$11.0

NOTE 10. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

September 30, 2012	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements	Engine Maintenance
Remainder of 2012	$16.9	$17.8	$113.7	$4.3	$10.4
2013	141.6	47.2	351.2	17.4	31.7
2014	126.1	42.1	215.7	17.7	25.3
2015	104.4	31.7	49.1	18.0	9.2
2016	81.9	23.0	18.4	18.3	—
Thereafter	130.7	157.8	36.8	26.5	—
Total	$601.6	$319.6	$784.9	$102.2	$76.6

Lease Commitments

The Company had lease contracts for 63 aircraft, which have remaining noncancelable lease terms ranging up to nine years at September 30, 2012. Of these aircraft, 14 are non-operating (i.e. not in our fleet) and subleased to third-party carriers. In May 2012, the Company entered into an agreement to sell and leaseback three Boeing 737-700 aircraft. The lease terms are less than two years and qualify as operating leases. The sale of the aircraft resulted in a gain of $3.2 million, which was deferred and will be amortized over the life of the leases to aircraft rent expense on the consolidated statement of operations. The majority of airport and terminal facilities are also leased. Rent expense was $68.8 million and $69.4 million for the three months ended September 30, 2012 and 2011, respectively, and $206.7 million and $207.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Aircraft Commitments

As of September 30, 2012, the Company is committed to purchasing three Boeing 737-800 aircraft and 22 Boeing 737-900ER aircraft, with deliveries in 2012 through 2015, and has options to purchase an additional 39 Boeing 737 aircraft. The Company is committed to selling two Q400 aircraft in the fourth quarter of 2012, and has options to purchase an additional 10 Q400 aircraft.

Subsequent to September 30, 2012, the Company signed an aircraft purchase agreement with the Boeing Company (Boeing). Refer to Note 14 for further details.

On October 25, 2012, the Company sold one Q400, which did not have a material impact on the financial statements.

Capacity Purchase Agreements (CPAs)

At September 30, 2012, Alaska had CPAs with three carriers, including our wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity to Alaska under a CPA, which is eliminated upon consolidation. On May 14, 2011, SkyWest Airlines, Inc. (SkyWest) began flying certain routes under a CPA with Alaska. In addition, Alaska has a CPA with Peninsula Airways, Inc.

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

Engine Maintenance

The Company had power-by-the-hour maintenance agreements for all Boeing 737 engines other than the Boeing 737-800 at September 30, 2012. These agreements transfer risk to third-party service providers and fix the amount the Company pays per flight hour in exchange for maintenance and repairs under a predefined maintenance program. Future payments are based on minimum flight hours. Accordingly, payments could differ materially based on actual flight hours.

NOTE 11. SHAREHOLDERS' EQUITY

Common Stock Split

On February 15, 2012, the Board of Directors declared a two-for-one split of the Company's common stock to be accomplished by means of a stock distribution. The additional shares were distributed on March 16, 2012, to the shareholders of record on March 2, 2012. The stock split increased the Company's outstanding shares from approximately 35.5 million shares as of December 31, 2011 to about 71.0 million shares. Historical outstanding shares were recast upon the distribution.
Below are the effects of the stock split on the consolidated balance sheet (in millions):

December 31, 2011	Reported	Adjustment	As Recast
Shareholders' Equity
Preferred stock	$—		$—
Common stock	37.9	37.8	75.7
Capital in excess of par value	840.0	(37.8)	802.2
Treasury stock (common), at cost	(125.3)		(125.3)
Accumulated other comprehensive loss	(390.0)		(390.0)
Retained earnings	810.6		810.6
	$1,173.2	$—	$1,173.2

Common Stock Repurchase

In September 2012, the Board of Directors authorized a new $250 million share repurchase program, which does not have an expiration date. No share repurchase activity occurred under the new program during the three and nine months ended September 30, 2012. In February 2012, the Board of Directors authorized a $50 million share repurchase program, which was completed in September 2012. In June 2011, the Board of Directors authorized a $50 million share repurchase program, which was completed in January 2012. In June 2010, the Board of Directors authorized a $50 million share repurchase program, which was completed in April 2011.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2012 Repurchase Program	728,101	$25.4	—	$—	1,437,101	$50.0	—	$—
2011 Repurchase Program	—	—	974,000	28.3	46,340	1.7	1,037,000	30.4
2010 Repurchase Program	—	—	—	—	—	—	1,023,600	31.2
	728,101	$25.4	974,000	$28.3	1,483,441	$51.7	2,060,600	$61.6

Retirement of Treasury Shares

In February 2012, the Company retired 4,829,834 common shares that had been held in treasury.  This action did not impact the total number of common shares outstanding.

Earnings Per Share

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three months ended September 30, 2012 and 2011, 0.2 million and 0.2 million stock options, respectively, were excluded from the calculation of diluted EPS because they were antidilutive. Antidilutive shares for the nine months ended September 30, 2012 and 2011 were 0.2 million and 0.3 million, respectively.

NOTE 12. FLEET TRANSITION EXPENSES

Fleet transition expenses included in the consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Horizon Fleet Transition - CRJ-700	$—	$(2.6)	$—	$28.3
Horizon Fleet Transition - Q200	—	4.6	—	10.6
Total	$—	$2.0	$—	$38.9

In 2011, Horizon completed its transition to an all Q400 fleet. During the third quarter of 2011, Horizon removed all residual CRJ-700 inventory for a gain, which offset losses recognized in the first half of the year.

During the third quarter of 2011, Horizon entered into a letter of intent to sell Q200 aircraft that had been subleased to a third-party carrier. The termination of the underlying leases and subsequent sale of the aircraft resulted in a charge of $4.6 million, in addition to charges recognized in the first half of the year.

NOTE 13. OPERATING SEGMENT INFORMATION

Management views the business in three operating segments.
Alaska Mainline - The Boeing 737 part of Alaska's business.
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

Operating segment information is as follows (in millions):

	Three Months Ended September 30, 2012
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$904.6	$—	$—	$—	$904.6	$—	$904.6
Regional	—	198.1	—	—	198.1	—	198.1
Total passenger revenues	904.6	198.1	—	—	1,102.7	—	1,102.7
CPA revenues	—	—	96.1	(96.1)	—	—	—
Freight and mail	28.4	1.1	0.1	—	29.6	—	29.6
Other-net	121.5	16.7	1.7	—	139.9	—	139.9
Total operating revenues	1,054.5	215.9	97.9	(96.1)	1,272.2	—	1,272.2

Operating expenses
Operating expenses, excluding fuel	531.7	144.9	86.2	(96.7)	666.1	—	666.1
Economic fuel(c)	312.0	45.8	—	—	357.8	(21.2)	336.6
Total operating expenses	843.7	190.7	86.2	(96.7)	1,023.9	(21.2)	1,002.7

Nonoperating income (expense)
Interest income	4.7	—	—	(0.2)	4.5	—	4.5
Interest expense	(11.3)	—	(4.0)	0.2	(15.1)	—	(15.1)
Other	6.5	—	0.3	(0.1)	6.7	—	6.7
	(0.1)	—	(3.7)	(0.1)	(3.9)	—	(3.9)
Income before income tax	$210.7	$25.2	$8.0	$0.5	$244.4	$21.2	$265.6

	Three Months Ended September 30, 2011
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$835.6	$—	$—	$—	$835.6	$—	$835.6
Regional	—	196.1	—	—	196.1	—	196.1
Total passenger revenues	835.6	196.1	—	—	1,031.7	—	1,031.7
CPA revenues	—	—	91.2	(91.2)	—	—	—
Freight and mail	28.8	1.1	—	—	29.9	—	29.9
Other-net	117.0	17.5	2.0	—	136.5	—	136.5
Total operating revenues	981.4	214.7	93.2	(91.2)	1,198.1	—	1,198.1

Operating expenses
Operating expenses, excluding fuel(b)	504.1	136.5	82.9	(90.7)	632.8	2.0	634.8
Economic fuel(c)	292.4	43.4	—	—	335.8	84.3	420.1
Total operating expenses	796.5	179.9	82.9	(90.7)	968.6	86.3	1,054.9

Nonoperating income (expense)
Interest income	4.6	—	—	(0.1)	4.5	—	4.5
Interest expense	(21.8)	—	(4.0)	0.1	(25.7)	—	(25.7)
Other	3.4	—	0.1	(0.2)	3.3	—	3.3
	(13.8)	—	(3.9)	(0.2)	(17.9)	—	(17.9)
Income (loss) before income tax	$171.1	$34.8	$6.4	$(0.7)	$211.6	$(86.3)	$125.3

	Nine Months Ended September 30, 2012
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$2,490.7	$—	$—	$—	$2,490.7	$—	$2,490.7
Regional	—	558.5	—	—	558.5	—	558.5
Total passenger revenues	2,490.7	558.5	—	—	3,049.2	—	3,049.2
CPA revenues	—	—	272.3	(272.3)	—	—	—
Freight and mail	81.4	3.1	0.1	—	84.6	—	84.6
Other-net	339.7	45.8	5.4	—	390.9	—	390.9
Total operating revenues	2,911.8	607.4	277.8	(272.3)	3,524.7	—	3,524.7

Operating expenses
Operating expenses, excluding fuel	1,583.5	420.7	247.6	(272.0)	1,979.8	—	1,979.8
Economic fuel(c)	923.1	135.6	—	—	1,058.7	28.5	1,087.2
Total operating expenses	2,506.6	556.3	247.6	(272.0)	3,038.5	28.5	3,067.0

Nonoperating income (expense)
Interest income	14.0	—	—	0.5	14.5	—	14.5
Interest expense	(36.6)	—	(12.1)	(0.2)	(48.9)	—	(48.9)
Other	16.9	—	1.1	—	18.0	—	18.0
	(5.7)	—	(11.0)	0.3	(16.4)	—	(16.4)
Income (loss) before income tax	$399.5	$51.1	$19.2	$—	$469.8	$(28.5)	$441.3

	Nine Months Ended September 30, 2011
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$2,269.1	$—	$—	$—	$2,269.1	$—	$2,269.1
Regional	—	536.7	—	—	536.7	—	536.7
Total passenger revenues	2,269.1	536.7	—	—	2,805.8	—	2,805.8
CPA revenues	—	—	279.3	(279.3)	—	—	—
Freight and mail	80.7	3.0	0.2	—	83.9	—	83.9
Other-net	329.7	48.0	6.1	—	383.8	—	383.8
Total operating revenues	2,679.5	587.7	285.6	(279.3)	3,273.5	—	3,273.5

Operating expenses
Operating expenses, excluding fuel(b)	1,500.2	408.0	256.9	(277.4)	1,887.7	38.9	1,926.6
Economic fuel(c)	816.0	122.9	—	—	938.9	73.2	1,012.1
Total operating expenses	2,316.2	530.9	256.9	(277.4)	2,826.6	112.1	2,938.7

Nonoperating income (expense)
Interest income	20.4	—	—	(2.0)	18.4	—	18.4
Interest expense	(57.8)	—	(13.1)	1.8	(69.1)	—	(69.1)
Other	8.0	—	1.0	(0.1)	8.9	—	8.9
	(29.4)	—	(12.1)	(0.3)	(41.8)	—	(41.8)
Income (loss) before income tax	$333.9	$56.8	$16.6	$(2.2)	$405.1	$(112.1)	$293.0

(a)	The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain charges.

(b)	Refer to Note 12 for a summary of special charges.

(c)	Represents adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel-hedge accounting.

Total assets were as follows (in millions):

	September 30, 2012	December 31, 2011
Alaska(a)	$5,082.0	$4,803.3
Horizon	850.8	846.5
Parent company	1,770.2	1,583.5
Elimination of inter-company accounts	(2,266.9)	(2,038.3)
Consolidated	$5,436.1	$5,195.0

(a)	There are no assets associated with purchased capacity flying at Alaska.

NOTE 14. SUBSEQUENT EVENTS

On October 10, 2012, the Company entered into a new agreement and modified existing agreements with Boeing to acquire 50 new Boeing 737 aircraft. The Company is now committed to purchasing 75 Boeing aircraft, including 38 Boeing 737-900ER aircraft and 37 Boeing 737 MAX aircraft, with deliveries subsequent to September 30, 2012 through 2022. In addition, the Company has options to acquire an additional 69 Boeing 737 aircraft. With this order, the future minimum fixed payments for B737 aircraft and Q400 aircraft commitments is approximately $3.0 billion from 2012 through 2024.

On October 24, 2012, Horizon reached a tentative agreement with its pilot union (International Brotherhood of Teamsters) for an extension of their contract through December 2018. The deal is mutually beneficial to both the Company and Horizon pilots and calls for a bonus upon signing, step wage increases and productivity gains over the term of the contract. Voting will begin in November and conclude in December. If the agreement is signed, the financial statement impact of the signing bonus will be be an approximately $1.0 million charge to wages and benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. This overview summarizes the MD&A, which includes the following sections:

•	Third Quarter Review—highlights from the third quarter of 2012 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of the results of our operations for the three and nine months ended September 30, 2012. We believe this analysis will help the reader better understand our consolidated statements of operations. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2012.

•	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, contractual obligations, commitments, and an overview of financial position.

THIRD QUARTER REVIEW

Our consolidated pretax income was $265.6 million during the third quarter of 2012, compared to $125.3 million in the third quarter of 2011. The increase of $140.3 million was primarily due to the $74.1 million improvement in revenues and the $83.5 million decrease in aircraft fuel expense, offset by a $31.3 million increase in other operating expenses. The improvement in revenues was primarily due to a $71.0 million increase in passenger revenues on a 7.2% increase in traffic and relatively flat ticket yields. The decline in fuel expense was driven by a $21.2 million mark-to-market gain on our fuel hedges in the current quarter compared to an $84.3 million loss in the prior-year quarter. Excluding the timing of hedge gains and losses, our fuel expense increased $22.0 million due a 6.3% increase in consumption on flat pricing. Additionally, our non-operating expenses declined 78.2% primarily due to lower interest expense and higher capitalized interest.

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

Operations Performance

During the third quarter of 2012, we reported a record third quarter mainline load factor of 87.4%, and a consolidated load factor of 86.9%. Horizon reported a third quarter 2012 load factor of 80.8%, consistent with the third quarter of 2011 load factor of 81.0% on a decrease in capacity of 5.7%.

Mainline on-time performance of 89.2% for the third quarter of 2012 helped Alaska to rank first among the 10 largest U.S. airlines for the twelve months ending in August. Additionally, Horizon improved its operational performance from the prior-year period, reporting 93.3% of its flights arrived on-time during the third quarter of 2012, up from 91.1%. In July and August, Horizon ranked first in on-time performance among all U.S. carriers according to FlightStats.com.

As part of our 2012 key initiative focusing on the customer travel experience, we launched mobile booking web site allowing customers with smart phones to buy tickets from any mobile device. In addition, Alaska Airlines rolled out "Flight Status On the Go," allowing customers to text for current flight status information including city pairs, arrival and departure times and gate information.

Update on Labor Negotiations

Our ramp and stores agents, represented by the International Association of Machinists and Aerospace Workers, ratified a six-year contract by a 91% margin before the amendable date. The contract provides for an initial wage increase of 2.5% followed by 1.5% annual increases over the six-year term, and contains important productivity improvements. It also offers both the Company and our employees the certainty that comes with a long-term deal. We are currently in negotiations with Alaska's and Horizon's Association of Flight Attendants (AFA) unions and we're in early discussions with Alaska's Airline Pilot's Association (ALPA) who's contract is amendable in the spring of 2013.

On October 24, 2012, we reached a tentative six year agreement with Horizon's pilot union (International Brotherhood of Teamsters) for an extension of their contract through December 2018. The deal is mutually beneficial to both the company and our pilots and calls for a signing bonus, wage step increases and productivity gains over the term of the contract. Voting will begin in November and conclude in December.

New Markets

In the third quarter of 2012, we began service from Seattle to Fort Lauderdale, Seattle to San Antonio, Portland to Washington, D.C., and Portland to Pasco. In the fourth quarter, we will have new service from San Diego to Orlando, Portland to Lihue, Bellingham to Kahului, and Anchorage to Kona.

In the second quarter of 2013, we will begin twice daily service between Seattle and Salt Lake City, Utah.

Stock Repurchase

During the third quarter of 2012, we repurchased 728,101 shares of our common stock for $25.4 million and completed our previously announced $50 million repurchase program. We also announced a new $250 million share repurchase program, which represented approximately 10% of our market capitalization as of September 30, 2012. This program does not have an expiration date, but we expect to complete the program by December 31, 2014.

Outlook

Our October consolidated load factor was up 2.5 points, compared to October 2011, and our advance bookings suggest our load factors will be flat in November and December compared to the same periods in 2011. Given these advanced bookings, demand appears stable as we close out the year. Additionally, we estimate our unit costs will decrease approximately 2.5% compared to the fourth quarter of last year and brings the full year unit cost to 8.45 - 8.50 cents or down approximately 1% on capacity growth of 6%.

Our lease with the Port of Seattle (Port) for terminal space at Seattle-Tacoma International Airport (Sea-Tac) expires on December 31, 2012. Negotiations for a new lease have thus far been unsuccessful. If we (and other carriers serving Sea-Tac) cannot agree with the Port on lease terms that will take effect on January 1, 2013, federal law requires the Port to set new rates by means of a resolution. We and other carriers may accept the new rates or ask the U.S. Department of Transportation to set them aside as unreasonable under federal law. The resolution process and any subsequent challenge by us or other airlines will not interrupt our tenancy at Sea-Tac. We believe the resolution process should result in a decrease of our rates at Sea-Tac; however, the outcome of the resolution process and any subsequent challenge cannot be predicted with certainty.

Preliminarily, we expect capacity growth of 7% - 8% in 2013, as we annualize new markets we entered this year and add new markets in 2013.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Our consolidated net income for the third quarter of 2012 was $163.4 million, or $2.27 per diluted share, compared to net income of $77.5 million, or $1.06 per diluted share, in the third quarter of 2011. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market adjustments related to our fuel hedge positions. For the third quarter of 2012, we recognized net mark-to-market gains of $21.2 million ($13.1 million after tax, or $0.18 per share) compared to losses of $84.3 million ($52.4 million after tax, or $0.71 per share) in the third quarter of 2011.

•	In the third quarter of 2011, we incurred $2.0 million ($1.2 million after tax, or $0.02 per share) in expense as part of Horizon's fleet transition out of the CRJ-700 aircraft.

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of these individual charges is useful information to investors because:

•	We believe it is the basis by which we are evaluated by industry analysts;

•	Our results excluding these items are most often used in internal management and board reporting and decision-making;

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

Excluding the impact of mark-to-market fuel hedge adjustments and fleet transition costs in 2011, our adjusted consolidated net income for the third quarter of 2012 was $150.3 million, or $2.09 per diluted share, compared to an adjusted consolidated net income of $131.1 million, or $1.79 per share, in the third quarter of 2011.

	Three Months Ended September 30,
	2012		2011
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$163.4	$2.27	$77.5	$1.06
Fleet transition costs, net of tax	—	—	1.2	0.02
Mark-to-market fuel hedge adjustments, net of tax	(13.1)	(0.18)	52.4	0.71
Non-GAAP adjusted income and per share amounts	$150.3	$2.09	$131.1	$1.79

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which is a non-GAAP measure.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012		2011		Change	2012		2011		Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	6,950		6,709		3.6%	19,510		18,707		4.3%
Revenue passenger miles (RPM) (000,000) "traffic"	7,186		6,703		7.2%	20,287		18,849		7.6%
Available seat miles (ASM) (000,000) "capacity"	8,274		7,748		6.8%	23,557		22,329		5.5%
Load factor	86.9%		86.5%		0.4 pts	86.1%		84.4%		1.7 pts
Yield	15.35	¢	15.39	¢	(0.3%)	15.03	¢	14.89	¢	0.9%
Passenger revenue per ASM (PRASM)	13.33	¢	13.32	¢	0.1%	12.94	¢	12.57	¢	2.9%
Revenue per ASM (RASM)	15.38	¢	15.46	¢	(0.5%)	14.96	¢	14.66	¢	2.0%
Operating expense per ASM (CASM) excluding fuel and fleet transition costs(b)	8.05	¢	8.17	¢	(1.5%)	8.40	¢	8.45	¢	(0.6%)
Economic fuel cost per gallon(b)	$3.24		$3.24		—%	$3.35		$3.13		7.0%
Fuel gallons (000,000)	110.3		103.8		6.3%	316.1		299.8		5.4%
Average number of full-time equivalent employees (FTEs)	12,035		11,859		1.5%	11,944		11,850		0.8%

Mainline Operating Statistics:
Revenue passengers (000)	4,985		4,839		3.0%	14,012		13,479		4.0%
RPMs (000,000) "traffic"	6,483		6,035		7.4%	18,351		17,011		7.9%
ASMs (000,000) "capacity"	7,419		6,936		7.0%	21,124		19,991		5.7%
Load factor	87.4%		87.0%		0.4 pts	86.9%		85.1%		1.8 pts
Yield	13.95	¢	13.85	¢	0.7%	13.57	¢	13.34	¢	1.7%
PRASM	12.19	¢	12.05	¢	1.2%	11.79	¢	11.35	¢	3.9%
RASM	14.21	¢	14.15	¢	0.4%	13.78	¢	13.40	¢	2.8%
CASM excluding fuel(b)	7.17	¢	7.27	¢	(1.4%)	7.50	¢	7.50	¢	—%
Economic fuel cost per gallon(b)	$3.24		$3.23		0.3%	$3.34		$3.13		6.7%
Fuel gallons (000,000)	96.4		90.6		6.4%	276.1		260.8		5.9%
Average number of FTEs	9,307		8,960		3.9%	9,161		8,914		2.8%
Aircraft utilization	11.0		10.7		2.8%	10.7		10.5		1.9%
Average aircraft stage length	1,156		1,105		4.6%	1,152		1,109		3.9%
Mainline operating fleet at period-end	120		117		3 a/c	120		117		3 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	1,965		1,870		5.1%	5,498		5,228		5.2%
RPMs (000,000) "traffic"	703		668		5.2%	1,936		1,838		5.3%
ASMs (000,000) "capacity"	855		812		5.3%	2,433		2,338		4.1%
Load factor	82.2%		82.3%		(0.1 pts )	79.6%		78.6%		1.0 pts
Yield	28.18	¢	29.36	¢	(4.0%)	28.85	¢	29.20	¢	(1.2%)
PRASM	23.17	¢	24.15	¢	(4.1%)	22.96	¢	22.96	¢	—%

(a)	Except for FTEs, data includes information related to regional CPA flying with Horizon, SkyWest and PenAir.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to regional CPAs.

OPERATING REVENUES

Total operating revenues increased $74.1 million, or 6.2%, during the third quarter of 2012 compared to the same period in 2011.  The changes are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2012	2011	% Change
Passenger
Mainline	$904.6	$835.6	8.3
Regional	198.1	196.1	1.0
Total passenger revenue	1,102.7	1,031.7	6.9
Freight and mail	29.6	29.9	(1.0)
Other - net	139.9	136.5	2.5
Total operating revenues	$1,272.2	$1,198.1	6.2

Passenger Revenue – Mainline

Mainline passenger revenue for the third quarter of 2012 increased by 8.3% on a 7.0% increase in capacity and a 1.2% increase in PRASM compared to 2011. The increase in capacity was driven by new routes added during the last twelve months. The increase in PRASM was driven by a 0.7% increase in ticket yield and a 0.4-point increase in load factor compared to the prior-year quarter. The increase in yield and traffic was due to strong demand during July and August.

Passenger Revenue – Regional

Regional passenger revenue increased by $2.0 million, or 1.0%, compared to the third quarter of 2011, due to a 5.3% increase in capacity, partially offset by a 4.1% decrease in PRASM. The decrease in PRASM is due to lower yields of 4.0% and a decrease in load factor of 0.1-point. The decrease in yield was due to increased competition in certain markets, while the decrease in load factor is due to the new markets that we entered in the past nine months.

Freight and Mail

Freight and mail revenue decreased $0.3 million, or 1.0%, primarily due to a drop in mail rate and volume offset by increases in freight volumes.

Other – Net

Other—net revenue increased $3.4 million, or 2.5%, from the third quarter of 2011.  The increase is primarily due to Mileage Plan revenues rising 9% and buy-on-board revenues improving 21%, partially offset by a 4% decrease in baggage fees. The decrease in bag fees is due to general shifts in customer behavior and our Club 49 program that launched in the fourth quarter of 2011, which waives the checked bag fee for residents in the state of Alaska who have joined the Club 49 program.

OPERATING EXPENSES

Total operating expenses decreased $52.2 million, or 4.9%, compared to the third quarter of 2011 directly as a result of lower fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,
(in millions)	2012	2011	% Change
Fuel expense	$336.6	$420.1	(19.9)
Non-fuel expenses	666.1	634.8	4.9
Total Operating Expenses	$1,002.7	$1,054.9	(4.9)

Significant operating expense variances from the third quarter of 2011 are more fully described below.

Wages and Benefits

Wages and benefits increased during the third quarter of 2012 by $10.0 million, or 4.1%, compared to 2011.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended September 30,
(in millions)	2012	2011	% Change
Wages	$182.4	$175.4	4.0
Pension and defined-contribution retirement benefits	25.7	21.5	19.5
Medical benefits	24.0	26.4	(9.1)
Other benefits and payroll taxes	23.0	21.8	5.5
Total wages and benefits	$255.1	$245.1	4.1

Wages increased 4.0% on a 1.5% increase in FTEs related to more flying and due to higher wage rates throughout our different employee groups that have wage step increases in their contracts. The contracts with the different employee groups contain important productivity improvements, which resulted in a 2.1% increase in the number of passengers per FTE handled in the third quarter compared to 2011.

Pension and other retirement-related benefits increased 19.5% due to the expected rate of return on plan assets and the discount rate on future benefit obligation decreasing compared to the prior year. The result of lower rates is an increase in our pension expense. Additionally, we recorded a one-time curtailment gain in the third quarter of 2011.

Medical benefits decreased 9.1% from the prior-year quarter primarily due to a reduction in employee health-care claim amounts and a decline in post-retirement medical expense.

Other benefits and payroll taxes increased 5.5% in the third quarter of 2012 compared to the same period in the prior year primarily due to an increase in stock-based compensation expense of $1.1 million and increased workers' compensation expense resulting from higher loss rates in more recent claim years.

Variable Incentive Pay

Variable incentive pay expense increased from $19.1 million in the third quarter of 2011 to $23.7 million in the third quarter of 2012. The increase is due to exceeding our incentive plan goals by more than we were exceeding our prior year goals at this time last year.

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

Aircraft fuel expense decreased $83.5 million, or 19.9%, compared to the third quarter of 2011. The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
(in millions, except per gallon amounts)	2012	2011	% Change
Fuel gallons consumed	110.3	103.8	6.3
Raw price per gallon	$3.25	$3.25	—
Total raw fuel expense	$358.3	$337.4	6.2
Net impact to fuel expense from fuel-hedging activities	(21.7)	82.7	NM
Aircraft fuel expense	$336.6	$420.1	(19.9)
NM - Not meaningful

Fuel gallons consumed increased 6.3%, primarily as a result of more flying and higher load factors.

West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. From the beginning to the end of the third quarter of 2012, the index prices for LA jet fuel (total crude oil and refining margins) increased approximately 17%. This compared to the index prices decreasing 4% in the same period of 2011. This dynamic resulted in flat raw fuel prices per gallon in the third quarter of 2012 compared to the third quarter of 2011, but does create a fuel cost headwind heading into the fourth quarter of 2012.

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

Our economic fuel expense is calculated as follows:

	Three Months Ended September 30,
(in millions, except per gallon amounts)	2012	2011	% Change
Raw fuel expense	$358.3	$337.4	6.2
Gain on settled hedges (net of cash settled) and premium expense recognized	(0.5)	(1.6)	NM
Economic fuel expense	$357.8	$335.8	6.6
Fuel gallons consumed	110.3	103.8	6.3
Economic fuel cost per gallon	$3.24	$3.24	—
NM - Not Meaningful

As noted above, the total net benefit recognized for hedges that settled during the third quarter was $0.5 million in 2012, compared to a benefit of $1.6 million in 2011.  These amounts represent the cash received net of the premium expense recognized for those hedges.

Aircraft Maintenance

Aircraft maintenance increased by $5.8 million, or 11.6%, primarily due to a 50% increase in outside engine repair volume related to our Q400 fleet and higher rates related to our B737 fleet engines that are not covered by power-by-the-hour contracts. Offsetting these increases was a decrease in our airframe expense of $1.6 million.

Aircraft Rent

Aircraft rent increased $0.4 million, or 1.4%, compared to the prior-year quarter primarily due to three B737-700 aircraft that were sold and leased back in the second quarter of 2012.

Landing Fees and Other Rentals

Landing fees and other rentals decreased $0.5 million, or 0.8%, compared to the third quarter of 2011 primarily due to lower rents at LAX, offset by increases in landing fees related to increased flying and slightly higher facilities rents.

Contracted Services

Contracted services increased $4.2 million, or 9.1%, primarily due to flying to cities where outside vendors support our operation and due to the increase in passengers of 3.6%.

Selling Expenses

Selling expenses decreased by $1.5 million, or 3.2%, compared to the third quarter of 2011 due to lower fees related to debit card purchases of $3.5 million, partially offset by $1.2 million more in advertising and promotional activities.

Depreciation and Amortization

Depreciation and amortization increased $3.7 million, or 5.9%, compared to the third quarter of 2011.  This is primarily due to three B737-800 and two Q400 aircraft acquired since the third quarter of 2011, and placing Terminal 6 at LAX into service in March 2012.

Food and Beverage Service

Food and beverage costs increased $2.6 million, or 14.8%, from the prior-year quarter due to a 3.6% increase in the number of passengers, a 21% increase in sales of buy-on-board products, increased costs related to our premium wine program and serving Starbucks coffee, and additional costs associated with food delivery.

Other Operating Expenses

Other operating expenses increased $4.0 million, or 7.3%, compared to the third quarter of 2011.  The increase is primarily driven by IT and professional services costs of $1.6 million associated with our key initiatives and infrastructure improvements, and higher personnel non-wage costs such as hotels, meals and per diems of $2.2 million.

Fleet Transition and Restructuring Related Expenses

Fleet transition costs decreased $2.0 million, as we completed our transition to an all Q400 fleet at Horizon in the third quarter of 2011.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Three Months Ended September 30,
	2012		2011		% Change
Consolidated:
CASM	12.12	¢	13.62	¢	(11.0)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.07		5.42		(24.9)
Fleet transition costs	—		0.03		NM
CASM excluding fuel and fleet transition costs	8.05	¢	8.17	¢	(1.5)

	Three Months Ended September 30,
	2012		2011		% Change
Mainline:
CASM	11.09	¢	12.70	¢	(12.7)
Less the following components:
Aircraft fuel, including hedging gains and losses	3.92		5.43		(27.8)
CASM excluding fuel	7.17	¢	7.27	¢	(1.4)
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

Our current expectations for capacity and CASM excluding fuel and special items are summarized below:

	Forecast Q4 2012	Change Y-O-Y	Forecast Full Year 2012	Change Y-O-Y
Consolidated:
ASMs (000,000) "capacity"	7,800 - 7,850	~ 7%	31,350 - 31,400	~ 6%
CASM excluding fuel and special items (cents)	8.60 - 8.65	~ (2.5%)	8.45 - 8.50	~ (1%)

	Forecast Q4 2012	Change Y-O-Y	Forecast Full Year 2012	Change Y-O-Y
Mainline:
ASMs (000,000) "capacity"	7,000 - 7,050	~ 7.5%	28,125 - 28,175	~ 6%
CASM excluding fuel (cents)	7.70 - 7.75	~ (2%)	7.55 - 7.60	~ (0.5%)

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense decreased $14.0 million due to a lower breakage payments on the prepayment of debt of $5.7 million, lower average outstanding debt balance and additional capitalized interest due to higher levels of aircraft purchase deposits and capital expenditures, partially offset by lower interest income earned on our marketable securities portfolio.

CONSOLIDATED INCOME TAX EXPENSE

We provide for income taxes based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective rate if it is our best estimate of our annual rate. Our effective income tax rate for the third quarter of 2012 of 38.5% is consistent with our effective tax rate of 38.1% for the third quarter of 2011.

Our effective tax rate can vary significantly between quarters and for the full year, depending on the magnitude of non-deductible expenses in proportion to estimated pretax results.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Our consolidated net income for the first nine months of 2012 was $271.7 million, or $3.77 per diluted share, compared to net income of $180.5 million, or $2.46 per diluted share, in the first nine months of 2011. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market losses related to our fuel hedge positions. For the first nine months of 2012, we recognized net mark-to-market losses of $28.5 million ($17.7 million after tax, or $0.25 per share) compared to losses of $73.2 million ($45.5 million after tax, or $0.62 per share) in the first nine months of 2011.

•	In the first nine months of 2011, we incurred $38.9 million ($24.2 million after tax, or $0.33 per share) in expense as part of Horizon's fleet transition out of the CRJ-700 and Q200 aircraft.

Excluding the impact of mark-to-market fuel hedge adjustments and fleet transition costs in 2011, our adjusted consolidated net income for the first nine months of 2012 was $289.4 million, or $4.02 per diluted share, compared to an adjusted consolidated net income of $250.2 million, or $3.41 per share, in the first nine months of 2011.

	Nine Months Ended September 30,
	2012		2011
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$271.7	$3.77	$180.5	$2.46
Fleet transition costs, net of tax	—	—	24.2	0.33
Mark-to-market fuel hedge adjustments, net of tax	17.7	0.25	45.5	0.62
Non-GAAP adjusted income and per share amounts	$289.4	$4.02	$250.2	$3.41

OPERATING REVENUES

Total operating revenues increased $251.2 million, or 7.7%, during the first nine months of 2012 compared to the same period in 2011.  The changes are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2012	2011	% Change
Passenger
Mainline	$2,490.7	$2,269.1	9.8
Regional	558.5	536.7	4.1
Total passenger revenue	3,049.2	2,805.8	8.7
Freight and mail	84.6	83.9	0.8
Other - net	390.9	383.8	1.8
Total operating revenues	$3,524.7	$3,273.5	7.7

Passenger Revenue – Mainline

Mainline passenger revenue for the first nine months of 2012 increased by 9.8% on a 5.7% increase in capacity and a 3.9% increase in PRASM compared to 2011. The increase in capacity is driven by new routes added in the last twelve months. The increase in PRASM was driven by a 1.7% increase in ticket yield and a 1.8-point increase in load factor compared to the prior-year period. The increase in yield is due to strong demand throughout the period, while the increase in load factor is due to adding capacity in our high density markets.

Passenger Revenue – Regional

Regional passenger revenue increased by $21.8 million, or 4.1%, compared to the first nine months of 2011 on a 4.1% increase in capacity and flat PRASM. PRASM was affected by a 1.2% decrease in ticket yield and a 1.0-point increase in load factor compared to the prior period. The decrease in yield is due to increased competition in certain markets, while the increase in load factor is due to better matching supply with demand.

Freight and Mail

Freight and mail revenue increased $0.7 million, or 0.8%, primarily due to increased freight volumes, which offset a decrease in mail rates and volumes.

Other – Net

Other—net revenue increased $7.1 million, or 1.8%, from the first nine months of 2011, primarily due to Mileage Plan revenues rising 7% and buy on board products increasing 22%, partially offset by a decrease in bag fees of 6%. The decrease in bag fees is due to general shifts in customer behavior and our Club 49 program that launched in the fourth quarter of 2011, which waives the checked bag fee for residents in the state of Alaska who have joined the Club 49 program.

OPERATING EXPENSES

Total operating expenses increased $128.3 million, or 4.4%, compared to the first nine months of 2011 mostly as a result of higher fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,
(in millions)	2012	2011	% Change
Fuel expense	$1,087.2	$1,012.1	7.4
Non-fuel expenses	1,979.8	1,926.6	2.8
Total Operating Expenses	$3,067.0	$2,938.7	4.4

Significant operating expense variances from 2011 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first nine months of 2012 by $33.4 million, or 4.5%, compared to 2011.  The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30,
(in millions)	2012	2011	% Change
Wages	$541.2	$524.7	3.1
Pension and defined-contribution retirement benefits	77.3	66.7	15.9
Medical benefits	76.9	78.7	(2.3)
Other benefits and payroll taxes	75.2	67.1	12.1
Total wages and benefits	$770.6	$737.2	4.5

Wages increased 3.1% on a 0.8% increase in FTEs due to more flying and higher wage rates throughout our different employee groups that have wage step increases in their contracts. The contracts with the different employee groups contain important productivity improvements, which resulted in a 3.5% increase in the number of passengers per FTE handled in the first nine months of 2012 compared to 2011.

Pension and other retirement-related benefits increased 15.9% due to the expected rate of return on plan assets and the discount rate on future benefit obligation decreasing compared to the prior year. The result of lower rates is an increase in our pension expense. We expect our annual pension cost for 2012 to be approximately $57 million compared to $42.2 million for all of 2011.

Medical benefits decreased 2.3% from the prior-year period primarily due to a decline in post-retirement medical expense, partially offset by an increase in employee health-care claims.

Other benefits and payroll taxes increased 12.1% in the first nine months of 2012 compared to the same period in the prior year primarily due to increased workers' compensation expense of $3.6 million resulting from higher loss rates in more recent claim years, increased stock-based compensation expense of $3.1 million, and increased payroll taxes and fringe benefits in line with increased wages.

Variable Incentive Pay

Variable incentive pay expense increased from $53.4 million in the first nine months of 2011 to $61.2 million in the first nine months of 2012, or 14.6%. The increase is due to exceeding our incentive plan goals by more than we were exceeding our prior year goals at this time last year. For the full year of 2012, we currently expect incentive pay to be approximately $85 million compared to the $71.9 million recorded in 2011, but actual amounts could differ materially based on actual performance.

Aircraft Fuel

Aircraft fuel expense increased $75.1 million, or 7.4% compared to the first nine months of 2011. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30,
(in millions, except per gallon amounts)	2012	2011	% Change
Fuel gallons consumed	316.1	299.8	5.4
Raw price per gallon	$3.31	$3.23	2.5
Total raw fuel expense	$1,046.0	$969.5	7.9
Net impact to fuel expense from fuel-hedging activities	41.2	42.6	(3.3)
Aircraft fuel expense	$1,087.2	$1,012.1	7.4

Fuel gallons consumed increased 5.4%, primarily as a result of more flying and higher load factors.

The raw fuel price per gallon increased 2.5% as a result of 1.0% higher crude oil prices and 5.0% higher refining margin prices.

Our economic fuel expense is calculated as follows:

	Nine Months Ended September 30,
(in millions, except per gallon amounts)	2012	2011	% Change
Raw fuel expense	$1,046.0	$969.5	7.9
(Gain) loss on settled hedges (net of cash settled) and premium expense recognized	12.7	(30.6)	NM
Economic fuel expense	$1,058.7	$938.9	12.8
Fuel gallons consumed	316.1	299.8	5.4
Economic fuel cost per gallon	$3.35	$3.13	7.0
NM - Not Meaningful

Expense recognized for hedges that settled during the first nine months was $12.7 million in 2012, compared to a benefit of $30.6 million in 2011.

We currently expect our economic fuel price per gallon to be approximately 4% higher in the fourth quarter of 2012 compared to the fourth quarter of 2011 due to a recent increase in the cost of the west coast refining margin to over $1 per gallon.

Aircraft Maintenance

Aircraft maintenance increased by $8.0 million, or 5.3%, compared to the prior-year period primarily due to volume increases on outside engine events for our Q400 and B737 aircraft. We expect this trend to continue in the fourth quarter.

Aircraft Rent

Aircraft rent decreased $2.1 million, or 2.4%, compared to the prior-period primarily due to 13 fewer CRJ 700 aircraft and lower rent expense for B737-400 aircraft extended, offset by rent expense related to three B737-700 aircraft that were sold and leased back. We expect aircraft rent to be flat for all of 2012 due to the three B737-700 aircraft that were sold and leased back, offset by the exit of the CRJ-700 aircraft.

Landing Fees and Other Rentals

Landing fees and other rentals increased $4.7 million, or 2.6%, compared to the first nine months of 2011 primarily due to higher facilities rents and increases in our landing fee rates, partially offset by lower rents at LAX. We expect landing fees and other rentals to be higher in the fourth quarter of 2012 compared to the fourth quarter of 2011 due to increased rates and a slight increase in departures.

Contracted Services

Contracted services increased $12.3 million, or 9.0%, compared to the prior period primarily due to an increase in passengers of 4.3% and capacity purchased flying of $9.3 million related to SkyWest, which began in May 2011. We expect this trend to continue in the fourth quarter due to the full-year impact of our capacity agreement with SkyWest and the increased flying to Hawaii and other locations where outside vendors support our operation.

Selling Expenses

Selling expenses decreased by $1.8 million, or 1.4%, compared to the first nine months of 2011 as a result of lower fees related to debit card purchases and lower global distribution system (GDS) fees, offset by an increase in advertising and promotional activities. Going forward we expect selling expenses as a percentage of revenue to be lower than 2011 due to favorable interchange and GDS rate changes.

Depreciation and Amortization

Depreciation and amortization increased $11.2 million, or 6.1%, compared to the first nine months of 2011.  This is primarily due to the annualization of Q400 and B737-800 aircraft acquired in the prior year, as well as the deliveries in the current year. Additionally, we incurred depreciation of $3.5 million since we placed Terminal 6 at LAX into service in March 2012.

We expect increased depreciation and amortization in the fourth quarter of 2012 compared to the fourth quarter of 2011 due to our nine new aircraft deliveries and from placing Terminal 6 at LAX into service.

Food and Beverage Service

Food and beverage costs increased $7.8 million, or 15.7%, from the first nine months of the prior year due to a 4.3% increase in the number of passengers, a 22% increase in sales of buy on board products, increased costs related to our premium wine program and serving Starbucks coffee, and additional costs associated with food delivery. We expect this trend to continue in the fourth quarter.

Other Operating Expenses

Other operating expenses increased $10.8 million, or 6.2%, compared to the first nine months of 2011.  The increase is primarily driven by IT and professional services costs of $7.5 million associated with our key initiatives and infrastructure improvements, and higher personnel non-wage costs such as hotels, meals and per diems of $5.5 million. These increases were offset by a reduction in uniform costs and and other expenses from the prior period. We expect this trend to continue in the fourth quarter.

Fleet Transition and Restructuring Related Expenses

Fleet transition costs decreased $38.9 million, as we completed our transition to an all Q400 fleet at Horizon in the third quarter of 2011.

Operating Costs per Available Seat Mile (CASM)

Our operating costs per ASM are summarized below:

	Nine Months Ended September 30,
	2012		2011		% Change
Consolidated:
CASM	13.02	¢	13.16	¢	(1.1)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.62		4.54		1.8
Fleet transition costs	—		0.17		NM
CASM excluding fuel and fleet transition costs	8.40	¢	8.45	¢	(0.6)

	Nine Months Ended September 30,
	2012		2011		% Change
Mainline:
CASM	12.00	¢	11.95	¢	0.4
Less the following components:
Aircraft fuel, including hedging gains and losses	4.50		4.45		1.1
CASM excluding fuel	7.50	¢	7.50	¢	—
NM - Not Meaningful

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense decreased $25.4 million due to lower breakage payments on the prepayment of debt of $7.6 million, lower average outstanding debt balances and additional capitalized interest due to higher levels of aircraft purchase deposits and capital expenditures, partially offset by interest income earned on our marketable securities portfolio.

CONSOLIDATED INCOME TAX EXPENSE

We provide for income taxes based on either our estimate of the effective tax rate for the full year or the actual year-to-date effective rate if it is our best estimate of our annual rate. Our effective income tax rate for the first nine months of 2012 of 38.4% is consistent with the first nine months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.2 billion (which represents 26% of trailing 12 months revenue) and our expected cash from operations;

•	Our combined $200 million bank line-of-credit facilities (currently none outstanding).

•	Aircraft financing – the 42 unencumbered aircraft (as of September 30, 2012) in our operating fleet that could be financed, if necessary;

During the first nine months of 2012, we took free and clear delivery of three B737-800 aircraft and two Q400 aircraft, paid off outstanding debt associated with seven aircraft of $102.5 million and made scheduled debt payments totaling $137.4 million. In addition, we continued to return capital to our shareholders by repurchasing $51.7 million of our common stock. Finally, we made voluntary contributions to our defined-benefit pension plans of $35.4 million in 2012, although there were no funding requirements. We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

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

In our cash and marketable securities portfolio, we invest only in securities that meet our overall investment policy of maintaining and securing investment principal. Our investment portfolio is managed by reputable financial institutions and is continually reviewed to ensure that the investments are aligned with our policy. As of September 30, 2012, we had a net unrealized gain of $14.8 million on our $1.2 billion cash and marketable securities balance.

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	September 30, 2012	December 31, 2011	Change
Cash and marketable securities	$1,185.6	$1,140.9	3.9%
Cash and marketable securities as a percentage of trailing twelve months revenue	26%	26%	0.0 pts
Long-term debt, net of current portion	$898.9	$1,099.0	(18.2)%
Shareholders’ equity	$1,439.2	$1,173.2	22.7%
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	54%:46%	62%:38%	(8.0	) pts

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first nine months of 2012, net cash provided by operating activities was $637.3 million, compared to $608.8 million during the same period in 2011. The $28.5 million increase was primarily due to higher earnings in the current period, offset by an increase in cash paid for taxes of $49.3 million and a slower build of our advanced ticket sales of $24.5 million compared to the same period of the prior year.

We typically generate positive cash flows from operations, and expect to use a portion to invest in aircraft, flight equipment, and other equipment.

Cash Used in Investing Activities

Cash used in investing activities was $513.5 million during the first nine months of 2012, compared to $438.6 million during the same period of 2011. Our capital expenditures were $339.7 million, or $45.2 million higher than the same period in 2011, due to deposits related to future deliveries including our four B737-900ER aircraft that will be delivered in the fourth quarter this year and the nine B737-900ER aircraft that will be delivered next year, offset by six fewer Q400 deliveries compared to the prior period.

Additionally, we spent $15.1 million less in the current year compared to the prior year on our construction of Terminal 6 at LAX for the City of Los Angeles and LAWA, as we completed the build-out in the first quarter of 2012.

On October 11, 2012, we announced that we had entered into a new agreement and modified existing agreements with Boeing to acquire 50 new 737 aircraft, including 37 of Boeing's new 737 MAX aircraft. This order positions Alaska to replace aging aircraft over the next decade, including the phase out of nearly all of its 737-400 aircraft by the end of 2017, and continue to operate one of the most modern, environmentally friendly, comfortable and fuel-efficient fleets in the United States.

With this order, we now have commitments for 75 firm 737 aircraft through 2022 with options to acquire up to 69 additional
737 NextGen (NG) aircraft and MAX aircraft in 2015 through 2024. The options for both NG and MAX aircraft will give
Alaska the flexibility (but not the obligation) to grow the fleet assuming profitability and return on invested capital targets can be met.

The new agreements will result in increased capital spending over the next ten years, but other than initial deposits upon signing the agreement, will not significantly impact 2012 or 2013.

The table below reflects the full year expectation for total capital expenditures and the additional expenditures if options were exercised. These options will be exercised only if we believe return on invested capital targets can be meet.

	2012	2013	2014	2015
Aircraft and aircraft purchase deposits - firm	$430	$330	$285	$235
Other flight equipment	25	20	20	20
Other property and equipment	45	70	65	65
Total property and equipment additions	$500	$420	$370	$320
Aircraft and aircraft deposits related to Alaska options, if exercised(a)	$—	$35	$190	$480
Aircraft and aircraft deposits related to Horizon options, if exercised(a)	$—	$75	$105	$50

(a)	Alaska has options to acquire 69 737 aircraft with deliveries in 2015 through 2024. Horizon has options to acquire 10 Q400 aircraft with deliveries in 2013 to 2015.

Cash Used by Financing Activities

Net cash used by financing activities was $198.5 million during the first nine months of 2012 and $192.2 million during the same period in 2011. During the current year, we made scheduled debt payments of $137.4 million, debt prepayments of $102.5 million, and stock repurchases of $51.7 million, partially offset by proceeds of $49.3 million related to three B737-700 sale-leasebacks.

One of our debt agreements secured by one aircraft has a loan-to-value covenant. The balance on this agreement as of September 30, 2012 was $10.0 million. Because the current loan-to-value ratio exceeds the requirement by a comfortable margin, we do not expect this covenant to have any impact on our liquidity position.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, along with additional debt financing if necessary.

Bank Line-of-Credit Facility

We have two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities are secured by aircraft. Borrowings on the other $100 million facility, which expires in March 2016, are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. During the third quarter of 2012, we modified the first facility to extend the term from March 2013 to August 2015 and reduce the commitment fee. We have no immediate plans to borrow using either of these facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

As of November 7, 2012, we have firm orders to purchase 75 aircraft, as set forth below. We also have options to acquire 69 additional B737s and options to acquire 10 Q400s.

The following table summarizes aircraft purchase commitments by year:

	Remainder of 2012	2013	2014	2015	2016	2017	2018 - 2024	Total
Previous commitments:
B737 NG	4	9	10	2	—	—	—	25
New order:
B737 NG	—	—	—	6	4	3	—	13
B737 MAX	—	—	—	—	—	—	37	37

We expect to pay for the firm aircraft deliveries between 2012 and 2015 with cash on hand.  If we exercise our options for additional deliveries, we may finance the aircraft through internally generated cash, long-term debt, or operating lease arrangements.

Future Fuel Hedge Positions

We use both call options for crude oil futures and swap agreements for jet fuel refining margins to hedge against price volatility of future jet fuel consumption. We have refining margin swaps in place for approximately 50% of our fourth quarter 2012 estimated jet fuel purchases at an average price of 97 cents per gallon. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Remainder of 2012	50%	$100	$10
First Quarter 2013	50%	$98	$12
Second Quarter 2013	50%	$99	$12
Third Quarter 2013	50%	$101	$11
Fourth Quarter 2013	43%	$101	$11
Full Year 2013	48%	$100	$12
First Quarter 2014	38%	$102	$11
Second Quarter 2014	33%	$101	$11
Third Quarter 2014	27%	$100	$10
Fourth Quarter 2014	21%	$102	$9
Full Year 2014	30%	$101	$11
First Quarter 2015	16%	$101	$9
Second Quarter 2015	11%	$98	$8
Third Quarter 2015	6%	$105	$7
Full Year 2015	8%	$101	$8

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of September 30, 2012:

(in millions)	Remainder of 2012	2013	2014	2015	2016	Beyond 2016	Total
Current and long-term debt obligations	$34.1	$160.9	$117.1	$113.4	$110.6	$530.0	$1,066.1
Operating lease commitments(a)	34.7	188.8	168.2	136.1	104.9	288.5	921.2
Aircraft purchase commitments	113.7	351.2	215.7	49.1	18.4	36.8	784.9
Interest obligations(b)	10.1	50.4	42.3	36.8	31.4	69.6	240.6
Other obligations(c)	14.7	49.1	43.0	27.2	18.3	26.5	178.8
Total	$207.3	$800.4	$586.3	$362.6	$283.6	$951.4	$3,191.6

(a)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of September 30, 2012.

(c)
Includes minimum obligations under our long-term power-by-the-hour maintenance agreements and obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the condensed consolidated financial statements for further information.

Pension Obligations

The table above excludes contributions to our various pension plans. Although there is no minimum required contribution in 2012, the Company contributed $35.4 million in 2012. We expect no required contributions in 2013, but will likely make voluntary contributions.

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

Deferred Income Taxes

For federal income tax purposes, the majority of our assets are fully depreciated over a seven-year life using an accelerated depreciation method. For financial reporting purposes, the majority of our assets are depreciated over 15 to 20 years to an estimated salvage value using the straight-line basis. This difference has created a significant deferred tax liability. At some point in the future the depreciation basis will reverse, potentially resulting in an increase in income taxes paid. While it is possible that we could have material cash obligations for this deferred liability at some point in the future, we cannot estimate the timing of long-term cash flows with reasonable accuracy. Taxable income and cash taxes payable in the short term are impacted by many items, including the amount of book income generated, which can be volatile depending on revenue and fuel prices, level of pension funding (which is generally not known until late each year), whether "bonus depreciation" provisions are available, as well as other legislative changes that are out of our control. In the third quarter, we made tax payments of approximately $50 million, and based on year-to-date earnings as of September 30, 2012, and our current visibility into fourth quarter revenues, we expect to pay cash taxes of between $70 million and $90 million for the 2012 tax year.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than the risk factor identified below, there have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. However, you should carefully consider the factors discussed in such section of our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The resolution process through which new lease terms at Sea-Tac will be set should result in a decrease in our rates; however, the outcome of the resolution process and any subsequent challenge cannot be predicted with certainty.
Our lease with the Port of Seattle for terminal space at Seattle-Tacoma International Airport expires on December 31, 2012. Negotiations for a new lease have thus far been unsuccessful. If the Company (and other carriers serving Sea-Tac) cannot agree with the Port on lease terms that will take effect on January 1, 2013, federal law requires the Port to set new rates by means of a resolution.
The Company and other carriers may accept the new rates or ask the U.S. Department of Transportation to set them aside as unreasonable under federal law. The resolution process and any subsequent challenge by us or other airlines will not interrupt our tenancy at Sea-Tac.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan
July 1, 2012 - July 31, 2012(a)	252,000	$36.17	252,000
August 1, 2012 - August 31, 2012(a)	276,000	34.26	276,000
September 1, 2012 - September 30, 2012(a)	200,101	34.34	200,101
Total	728,101	$34.94	728,101	$—

(a)	Purchased pursuant to a $50 million repurchase plan authorized by the Board of Directors in February 2012. This plan was completed in September 2012.

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

November 7, 2012

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