Form 10-K
period 2012-12-31
ALASKA AIR GROUP, INC.
filed 2013-02-14
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                      to

Commission File Number 1-8957
ALASKA AIR GROUP, INC.

Delaware	91-1292054
(State of Incorporation)	(I.R.S. Employer Identification No.)

19300 International Boulevard, Seattle, Washington 98188
Telephone: (206) 392-5040

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1.00 Par Value	New York Stock Exchange
 Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐      No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer   ☒  Accelerated filer  ☐     Non-accelerated filer   ☐  Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of January 31, 2013, shares of common stock outstanding totaled 70,341,799. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2012, was approximately $2.5 billion (based on the closing price of $35.90 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Definitive Proxy Statement relating to 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

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

PART I

ITEM 1. OUR BUSINESS

Alaska Air Group operates Alaska Airlines and Horizon Air, which together with its partner regional airlines, serve 95 cities through an expansive network in Alaska, the Lower 48, Hawaii, Canada and Mexico. During 2012, we carried 26 million passengers while earning record full-year adjusted earnings of $339 million.

Our objective is to be one of the most respected domestic airlines by our customers, employees, and shareholders. We believe our success depends on our ability to provide safe air transportation, develop relationships with customers by providing exceptional customer service, and maintain a competitive cost structure to increase our profitability, provide low fares and grow our network. Over the past decade, we have worked to transform our company to achieve these objectives. In 2012, Alaska Airlines ranked “Highest in Customer Satisfaction among Traditional Network Carriers” by J.D. Power and Associates for the fifth year in a row. For the ninth consecutive year, we have reported an adjusted annual profit, allowing us to strengthen our balance sheet and achieve an after-tax return on invested capital of 13% in 2012, surpassing our 10% goal for the third year in a row. In addition, over the past decade, we have diversified our network to better respond to the seasonality in our business and provide more destinations for our customers. As we look to the future, we will build on the success of the past few years by executing our strategic plan — the Five Focus Areas:

Safety and Compliance
We have an unwavering commitment to run a safe and compliant operation, and we will not compromise this commitment in the pursuit of other initiatives. Alaska and Horizon, in coordination with the FAA, began implementing a Safety Management System to better identify and manage risk. Both airlines achieved Level One certification in 2012 and plan to achieve Level Two certification in 2013.

People Focus
While aircraft and technology enable us to provide air transportation, we recognize this is fundamentally a people business and our success depends on our employees. Strengthening our "small company feel" will allow our employees to execute as a united team on the frontlines and behind the scenes. All Air Group employees have attended or will soon attend our Flight Path program, a one-day workshop to share the future vision for our company. In addition, all employees participate in the Performance-Based Pay (PBP) and Operational Performance Rewards (OPR) programs, which encourage employees to work together to achieve metrics related to safety, profitability, low costs and customer satisfaction. Over the last four years, our incentive programs have paid out over $325 million.

Hassle-Free Customer Experience
We want to be the easiest airline to fly, which we will do by improving each step of the customer's journey from booking a ticket to our in-flight experience. During 2012, we launched a new mobile website, m.alaskaair.com, which provides customers quick and easy access to important travel information from any handheld mobile device or tablet, including the ability to purchase tickets, track flight details, check-in, get mobile boarding passes, and view optional upgrades. After the successful launch of booking on our mobile website, we upgraded our Android app in December 2012 and iPhone app in January 2013 to allow our customers to book tickets using our apps. We introduced self-bag tagging to four locations in 2012, which allows customers to print and attach their own luggage tags from a self-service kiosk in the airport lobby or, as part of a pilot program, at home during web check-in. The Transportation Security Administration (TSA) launched their Pre-Check Program in 17 of our locations, which allows eligible customers to opt-in for reduced screening requirements. As passengers take more control of their travel experience, we are able to reduce the time it takes a customer to move from the airport curb to the aircraft.

We have also made improvements to our airport gate areas. At Los Angeles International Airport (LAX), Alaska moved to a newly renovated Terminal 6, which includes our Airport of the Future design, new common use systems, additional gates, and convenient connections with international flights. At Seattle-Tacoma International Airport (Sea-Tac), the Port of Seattle Commission gave final design authorization to renovate the North Satellite to better serve passengers and consolidate our operations. The project will include modernizing facilities, enhanced traveler amenities, adding three gates, and building a new roof-top Boardroom. We also enhanced the customer experience by adding more power outlets to gate areas at six airport locations. We expect construction on this project to commence in late 2013.

We continued to improve our in-flight experience by taking delivery of our first B737 aircraft with the Boeing Sky Interior. The interior includes variable ambient cabin lighting, larger window recesses, and overhead bins which provide more headroom, all designed to offer a greater sense of space. All future B737 aircraft deliveries will include the Boeing Sky Interior.

Energetic and Compelling Brand
We are fortunate to have high brand awareness and customer loyalty in the Pacific Northwest and Alaska. For us to keep growing in new markets like California, Hawaii and cities in the mid-continental and eastern U.S., we believe we must better understand what is important to our new customers, and position our brand appropriately to help differentiate us from the competition. We use our brand and technology to develop more direct relationships with our customers through more personalized marketing. Our website, alaskaair.com, is tailored to each customer based on their location and viewing history. In 2012, approximately 54% of our ticket sales were made through alaskaair.com and our goal is 60% in 2013. Similarly, our email marketing is highly targeted and personalized by allowing customers to choose which types of messages they want to receive, such as fare sale, new markets, offers from partner airlines and monthly Mileage Plan activity. As a result, we increase ticket sales and reduce our ticket distribution costs by providing the right marketing messages to the right people at the right time.

We use social platforms, such as Facebook and Twitter, to give customers a new way to connect with our brand and provide exceptional customer service throughout their journey. In 2012, our Facebook fans grew by 47% and our Twitter followers increased 38%. And as we expand our network, we are dedicated to becoming part of the communities we serve. In 2012, employees participated in over 235 community events, including the "Spirit of the Islands" paint-the-plane contest with the winning artwork adorning one of our B737-800 aircraft. We also sponsor a number of local teams in the cities we serve, such as the Seattle Mariners and Portland Timbers.

Low Fares, Low Costs and Network Growth
In order to profitably provide low fares to our customers while returning value to our shareholders, we believe we must maintain a competitive cost structure. In 2012, we lowered our unit costs, excluding fuel, by 0.8% on a consolidated basis, representing the 10th such annual reduction out of the past 11 years. We achieved this through a continued focus on productivity. In 2012, we increased employee productivity by 3.5% and will continue to focus on that metric through several tools as we leverage growth. We also continue to reduce fuel costs by flying fuel-efficient aircraft, which have reduced our fuel burn as measured by available seat miles flown per gallon by 13.4% over the last five years, and by decreasing our exposure to the volatility of jet fuel prices through our fuel hedge program. Looking forward, we have committed to purchasing 34 737-900ER and 37 737 MAX aircraft, with deliveries in 2013 to 2022, to position us for growth and ensure we will continue to operate the quietest and most fuel-efficient aircraft available for the foreseeable future.

In 2012, we added 21 new markets to our network and exited six as we continued to better match supply with demand. We diversified our network further to offer more utility to our customers by adding flights to Hawaii and expanding to cities in the mid-continental and eastern U.S., such as Kansas City, San Antonio, and Philadelphia. We will also add new routes from Seattle to Salt Lake City and San Diego to Boston and Lihue in 2013.

AIR GROUP

Alaska Air Group is a Delaware corporation incorporated in 1985 and the holding company of Alaska Airlines and Horizon Air. Although Alaska and Horizon both operate as airlines, their business plans, competition, and economic risks differ substantially. Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. Horizon Air Industries is a Washington corporation that first began service and was incorporated in 1981. Horizon was acquired by Air Group in 1986. Alaska operates a fleet of passenger jets (mainline) and contracts with Horizon, SkyWest Airlines, Inc. (SkyWest) and Peninsula Airways, Inc. (PenAir) for regional capacity under which Alaska receives all passenger revenue from those flights. Horizon operates a fleet of turboprop aircraft and sells all of its capacity to Alaska pursuant to a capacity purchase arrangement.

We attempt to deploy aircraft into the network in a way that best optimizes our revenues and profitability, reduces our seasonality, and takes advantage of demand in areas where other carriers have either exited or don't have the ability to serve.

The percentage of our capacity by market is as follows:

	2012	2011	2010	2009	2008
West Coast	35%	37%	41%	45%	48%
Alaska	17%	18%	19%	20%	20%
Transcon/midcon	19%	19%	19%	17%	18%
Hawaii	20%	16%	11%	7%	4%
Mexico	7%	9%	8%	8%	7%
Canada	2%	1%	2%	3%	3%
Total	100%	100%	100%	100%	100%

MAINLINE

We offer extensive north/south service within the western U.S., Canada and Mexico, and passenger and dedicated cargo services to and within the state of Alaska. We also provide long-haul east/west service to Hawaii and 17 cities in the mid-continental and eastern U.S., primarily from Seattle, where we have our largest concentration of departures; although we do offer long-haul departures from other cities as well.

In 2012, we carried 19 million revenue passengers in our mainline operations, and we carry more passengers between Alaska and the U.S. mainland than any other airline. Based on the number of passengers carried in 2012, Alaska’s leading airports are Seattle, Los Angeles, Anchorage and Portland. Based on 2012 revenues, the leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, Seattle-Las Vegas, and Seattle-San Diego. At December 31, 2012, Alaska’s operating fleet consisted of 124 Boeing 737 jet aircraft, compared to 117 aircraft as of December 31, 2011.

The percentage of mainline passenger traffic by market and average stage length is presented below:

	2012	2011	2010	2009	2008
West Coast	29%	31%	33%	36%	40%
Within Alaska and between Alaska and the U.S. mainland	16%	17%	19%	21%	21%
Transcon/midcon	22%	22%	24%	23%	22%
Hawaii	23%	19%	14%	9%	5%
Mexico	8%	9%	8%	9%	9%
Canada	2%	2%	2%	2%	3%
Total	100%	100%	100%	100%	100%

Average Stage Length	1,161	1,114	1,085	1,034	979

REGIONAL

Our regional operations consists of flights operated by Horizon, SkyWest and Penair. In 2012, our regional operations carried approximately 7 million revenue passengers, primarily in the states of Washington, Oregon, Idaho and California. Horizon is the largest regional airline in the Pacific Northwest and represented over 90% of Air Group's regional revenue passengers during 2012, 2011, and 2010, respectively.

Based on 2012 passenger enplanements on regional aircraft, our leading airports are Seattle and Portland. Based on revenues in 2012, our leading nonstop routes are Seattle-Portland, Seattle-Spokane, and Seattle-Boise. At December 31, 2012, Horizon’s operating fleet consisted of 48 Bombardier Q400 turboprop aircraft. Horizon flights are listed under Alaska's designator code in airline reservation systems, and in all customer-facing locations.

The percentage of regional passenger traffic by market and average stage length is presented below:

	2012	2011	2010	2009	2008
West Coast	69%	67%	70%	70%	72%
Pacific Northwest	20%	21%	19%	20%	18%
Canada	8%	8%	8%	7%	8%
Within Alaska	2%	2%	2%	2%	2%
Mexico	1%	2%	1%	1%	—%
Total	100%	100%	100%	100%	100%

Average Stage Length	294	309	333	327	322

INDUSTRY CONDITIONS, COMPETITION, AND ALLIANCES

GENERAL

The airline industry is highly competitive, subject to various uncertainties, and has historically been characterized by low profit margins. Uncertainties include general economic conditions, volatile fuel prices, industry instability, new competition, a largely unionized work force, the need to finance large capital expenditures and the related availability of capital, government regulation, and potential aircraft incidents. Airlines have high fixed costs, primarily for wages, aircraft fuel, aircraft ownership, and facilities rents. Because expenses of a flight do not vary significantly based on the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. In other words, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our operating and financial results. Passenger demand and ticket prices are, to a large measure, influenced by the general state of the economy, current global economic and political events, and total available airline seat capacity.

In 2012, the industry continued to exercise capacity discipline due to economic uncertainty and volatile fuel prices. This allowed the industry to report stronger adjusted pretax profit margins compared to 2011.

FUEL

Our business and financial results are highly affected by the price and, potentially, the availability of aircraft fuel. The cost of aircraft fuel is volatile and outside of our control, and it can have a significant and immediate impact on our operating results. Over the past five years, aircraft fuel expense ranged from 21% to 36% of operating expenses. Fuel prices are impacted by changes in both the price of crude oil and refining margins, and can vary by region in the U.S.

The price of crude oil spiked in 2008 with a high of nearly $150 per barrel in July 2008 and dropped significantly to an average of $62 per barrel in 2009. We saw upward pressure on fuel prices again with an average crude oil price of just over $80 per barrel in 2010, $95 per barrel in 2011 and $94 per barrel in 2012. For us, a $1 per barrel increase in the price of oil equates to approximately $10 million of additional fuel cost annually.  Said another way, a one-cent change in our fuel price per gallon will impact our expected annual fuel cost by approximately $4 million per year.

Refining margins, which represent the price of refining crude oil into aircraft fuel, are a smaller portion of the overall price of jet fuel, but also contributed to the overall price volatility in recent years. Refining margin prices reached a high of $45 per barrel in May 2008, before they dropped to an average price of $10 per barrel in 2009 and $14 a barrel in 2010. Refining margin prices more than doubled to $33 a barrel in 2011 and increased again to $36 a barrel in 2012.

Generally, West Coast aircraft fuel prices are somewhat higher and more volatile than prices in the Gulf Coast or on the East Coast, putting our mainline operation at a slight competitive disadvantage. Our average raw fuel cost per gallon increased 2% in 2012, 36% in 2011, and 27% in 2010.

The percentage of our aircraft fuel expense by crude and refining margins, as well as the percentage of our aircraft fuel expense of operating expenses:

	2012	2011	2010	2009	2008
Crude oil	65%	70%	79%	82%	68%
Refining margins	25%	24%	14%	13%	16%
Other(a)	10%	6%	7%	5%	16%
Total	100%	100%	100%	100%	100%

Aircraft fuel expense	35%	34%	27%	21%	36%

(a)	Other includes gains and losses on settled fuel hedges, unrealized mark-to-market fuel hedge gains or losses, taxes and other into-plane costs.

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

We believe that operating fuel-efficient aircraft is the best hedge against high fuel prices. Alaska operates an all-Boeing 737 fleet and Horizon operates an all-Q400 turboprop fleet. Alaska’s fuel burn expressed in available seat miles flown per gallon (ASMs/g) improved from 72.6 ASMs/g in 2008 to 76.6 ASMs/g in 2012. These reductions have not only reduced our fuel cost, but also the amount of greenhouse gases and other pollutants that our operations emit.

COMPETITION

Competition in the airline industry is intense. We believe the principal competitive factors in the industry that are important to customers are:

•	safety record and reputation,

•	fares,

•	non-ticket fees,

•	flight schedules,

•	customer service,

•	routes served,

•	frequent flier programs,

•	on-time arrivals,

•	baggage handling,

•	on-board amenities,

•	type of aircraft, and

•	codesharing relationships.

We compete with one or more domestic or foreign airlines on most of our routes, including both major legacy carriers and low-cost carriers. Due to its short-haul markets, our regional operations occasionally compete with ground transportation in many markets.  Both carriers, to some extent, also compete with technology such as video conferencing and internet-based meeting tools that have changed the need for, or frequency of face-to-face business meetings.

ALLIANCES WITH OTHER AIRLINES

We have marketing alliances with a number of airlines that provide reciprocal frequent flyer mileage credit and redemption privileges as well as codesharing on certain flights as shown in the table below. Alliances are an important part of our strategy and enhance our revenues by:

•	offering our customers more travel destinations and better mileage credit/redemption opportunities;

•	giving our Mileage Plan program a competitive advantage because of our partnership with carriers from two of the three major global alliances (Oneworld and Skyteam);

•	giving us access to more connecting traffic from other airlines; and

•	providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and its regional affiliates while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sell codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and at any time, one or more may be in the process of renegotiation. American Airlines and Delta Air Lines are our primary codeshare partners. They participate in two of the three major global alliances.

Our marketing alliances with other airlines are as follows:

	Frequent Flyer Agreement	Codeshare — Alaska Flight # on Flights Operated by Other Airline	Codeshare — Other Airline Flight # on Flights Operated by Alaska / Horizon / SkyWest
Major U.S. or International Airlines
Aeromexico(a)	Yes	No	Yes
American Airlines/American Eagle	Yes	Yes	Yes
Air France	Yes	No	Yes
British Airways	Yes	No	No
Cathay Pacific Airways	Yes	No	Yes
Delta Air Lines(b)	Yes	Yes	Yes
Emirates	Yes	No	No
Icelandair	Yes	No	Yes
KLM	Yes	No	Yes
Korean Air	Yes	No	Yes
Lan S.A.	Yes	No	Yes
Air Pacific(c)	Yes	No	Yes
Qantas	Yes	No	Yes
Regional Airlines
SkyWest(c)	Yes	Yes	No
Era Alaska	Yes	Yes	No
PenAir(c)	Yes	Yes	No
Kenmore Air(c)	Yes	No	No

(a)	Alaska and Aeromexico launched a new codeshare partnership in December 2012, and plan to commence a reciprocal frequent flyer partnership by March 31, 2013.

(b)	Alaska has codeshare agreements with the Delta Connection carriers SkyWest, ExpressJet, Pinnacle, and Compass as part of its agreement with Delta.

(c)	These airlines do not have their own frequent flyer program. However, Alaska’s Mileage Plan members can earn and redeem miles on these airlines’ route systems.

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

•	Reservation call centers: These call centers are located in Phoenix, AZ, Kent, WA, and Boise, ID. We generally charge a $15 fee for booking reservations through these call centers.

Our sales by channel are as follows:

	2012	2011	2010	2009	2008
Alaskaair.com	54%	51%	48%	45%	48%
Traditional agencies	27%	28%	28%	32%	28%
Online travel agencies	13%	13%	15%	11%	14%
Reservation call centers	6%	8%	9%	12%	10%
Total	100%	100%	100%	100%	100%

SEASONALITY AND OTHER FACTORS

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. Our profitability is generally lowest during the first and fourth quarters due principally to lower traffic. Profitability typically increases in the second quarter and then reaches its highest level during the third quarter as a result of vacation travel, including increased activity in the state of Alaska. However, we have taken steps over the past few years to better respond to the seasonality of our operations by adding flights to leisure destinations, like Hawaii, and expanding to cities in the mid-continental and eastern U.S.

In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	general economic conditions and resulting changes in passenger demand,

•      pricing initiatives by us or our competitors,

•	changes in fuel costs,

•	the timing and amount of maintenance expenditures (both planned and unplanned),

•	increases or decreases in passenger and volume-driven variable costs, and

•	labor actions.

Many of the markets we serve experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceling flights, and reaccommodate displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions, particularly in the state of Alaska and the Pacific Northwest, than some of our competitors, who may be better able to spread weather-related risks over larger route systems.

No material part of our business or that of our subsidiaries is dependent upon a single customer, or upon a few high-volume customers.

EMPLOYEES

Our business is labor intensive. As of December 31, 2012, we employed 12,932 (9,954 at Alaska and 2,978 at Horizon) active full-time and part-time employees. Wages and benefits, including variable incentive pay, represented approximately 42% and 41% of our total non-fuel operating expenses in 2012 and 2011, respectively.

Most major airlines, including ours, have employee groups that are covered by collective bargaining agreements. Airlines with unionized work forces have higher labor costs than carriers without unionized work forces, and they may not have the ability to adjust labor costs downward quickly enough to respond to new competition. New entrants into the U.S. airline industry generally do not have unionized work forces, and often have lower costs and more liberal work rules. At December 31, 2012, labor unions represented 83% of Alaska’s and 49% of Horizon’s employees. Our relations with our U.S. labor organizations are governed by the Railway Labor Act (RLA). Under this act, collective bargaining agreements do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in self-help.

Alaska’s union contracts at December 31, 2012 were as follows:

Union	Employee Group	Number of Active Employees	Contract Status
Air Line Pilots Association International (ALPA)	Pilots	1,452	Amendable 4/1/2013
Association of Flight Attendants (AFA)	Flight attendants	2,987	In Negotiations
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	573	Amendable 7/19/2018
IAM	Clerical, office and passenger service	2,496	Amendable 1/1/2014
Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	624	Amendable 10/17/2016
Mexico Workers Association of Air Transport	Mexico airport personnel	83	Amendable 9/1/2013
Transport Workers Union of America (TWU)	Dispatchers	39	Amendable 3/24/2015

 Horizon’s union contracts at December 31, 2012 were as follows:

Union	Employee Group	Number of Active Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	550	Amendable 12/11/2018
AFA	Flight attendants	505	In Negotiations
IBT	Mechanics and related classifications	298	Amendable 12/16/2014
TWU	Dispatchers	18	Amendable 8/26/2014
National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	46	Amendable 2/14/2016
IAM	Maintenance Stores	34	In Negotiations

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and executive officers of Alaska and Horizon who have significant decision-making responsibilities, their positions and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
Bradley Tilden	President and Chief Executive Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc. and Chief Executive Officer of Horizon Air Industries, Inc.	52	1994

Glenn Johnson	Executive Vice President of Alaska Air Group, Inc. and President of Horizon Air Industries, Inc.	54	1991

Keith Loveless	Executive Vice President, General Counsel and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc.	56	1996

Benito Minicucci	Executive Vice President/Operations and Chief Operating Officer of Alaska Airlines, Inc.	46	2004

Brandon Pedersen	Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	46	2003

Mr. Tilden joined Alaska Airlines in 1991, became Controller of Alaska Air Group and Alaska Airlines in 1994, Chief Financial Officer in February 2000, Executive Vice President/Finance and Chief Financial Officer in January 2002, Executive Vice President/Finance and Planning in 2007, and President of Alaska Airlines in December 2008. He is a member of Air Group’s Management Executive Committee and was elected to the Air Group Board in 2010. He was elected Chief Executive Officer of Alaska Air Group, Alaska Airlines and Horizon Air Industries in May 2012.

Mr. Johnson joined Alaska Airlines in 1982, became Vice President/Controller and Treasurer of Horizon Air Industries in 1991 and Vice President/Customer Services in 2002. He returned to Alaska Airlines in 2003 where he has served in several roles, including Vice President/Finance and Controller and Vice President/Finance and Treasurer. He served as Senior Vice President/Customer Service – Airports from January 2006 through April 2007 and in April 2007, he was elected Executive Vice President/Airports and Maintenance and Engineering. He was elected Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group and Alaska Airlines in December 2008. He was elected President of Horizon Air Industries in June 2010. He was elected Executive Vice President Alaska Air Group in November 2012. He is a member of Air Group’s Management Executive Committee.

Mr. Loveless became Corporate Secretary and Assistant General Counsel of Alaska Air Group and Alaska Airlines in 1996. In 1999, he was named Vice President/Legal and Corporate Affairs, General Counsel and Corporate Secretary of Alaska Air Group and Alaska Airlines. He was elected Executive Vice President Alaska Air Group in November 2012. He is a member of Air Group’s Management Executive Committee.

Mr. Minicucci joined Alaska Airlines in 2004 as Staff Vice President of Maintenance and Engineering and was promoted to Vice President of Seattle Operations in June 2008. He was elected Executive Vice President/Operations and Chief Operating Officer of Alaska Airlines in December 2008. He is a member of Air Group’s Management Executive Committee.

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

•
DOT: In order to provide passenger and cargo air transportation in the U.S., a domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. Certificates do not expire, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificates. While airlines are permitted to establish their own fares without governmental regulation, the DOT has jurisdiction over the approval of international codeshare agreements, marketing alliance agreements between major domestic carriers, international and some domestic route authorities, Essential Air Service market subsidies, carrier liability for personal or property damage, and certain airport rates and charges disputes. International treaties may also contain restrictions or requirements for flying outside of the U.S. and impose different carrier liability limits than those applicable to domestic flights. The DOT has recently been active in implementing a variety of “passenger protection” regulations, covering subjects such as advertising, passenger communications, denied boarding compensation and tarmac delay response. Beginning January 2012, we began adhering to the DOT's full-fare advertising rule, which requires quoted fares to include all applicable government taxes and fees. International fares and rates are subject to the jurisdiction of the governments of the foreign countries we serve. Beginning in July 2012, DOT rules stipulated that airlines must charge passengers the same checked baggage fee on all legs of a journey covered by a single ticket, even if the passenger's journey involves flights on multiple carriers with different checked baggage fees.

•
FAA: The FAA, through Federal Aviation Regulations (FARs), generally regulates all aspects of airline operations, including establishing personnel, maintenance and flight operation standards. Domestic airlines are required to hold a valid air carrier operating certificate issued by the FAA. Pursuant to these regulations we have established, and the FAA has approved, our operations specifications and a maintenance program for each type of aircraft we operate. The maintenance program provides for the ongoing maintenance of such aircraft, ranging from frequent routine inspections to major overhauls. From time to time the FAA issues airworthiness directives (ADs) that must be incorporated into our aircraft maintenance program and operations. All airlines are subject to enforcement actions that are brought by the FAA from time to time for alleged violations of FARs or ADs. At this time, we are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate. New FAA rules regarding pilot flight time, duty period and rest came into effect in 2012. The rule limits flight time to eight to nine hours and duty period to nine to 14 hours. In addition, the rule requires 10-hour minimum rest periods prior to the duty period and at least 30 consecutive hours free from duty on a weekly basis. The rule also places 28-day and annual limits on actual flight time.

•
TSA: Airlines serving the U.S. must operate a TSA-approved Aircraft Operator Standard Security Program (AOSSP), and comply with TSA Security Directives (SDs) and regulations. Airlines are subject to enforcement actions that are brought by the TSA from time to time for alleged violations of the AOSSP, SDs or security regulations. We are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate. Under TSA authority, we are also required to collect a September 11 Security Fee of $2.50 per enplanement from passengers and remit that sum to the government to fund aviation security measures. Carriers also pay the TSA a security infrastructure fee to cover passenger and property screening costs. These security infrastructure fees amounted to $13 million each year in 2012, 2011 and 2010.

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

ENVIRONMENTAL AND OCCUPATIONAL SAFETY MATTERS

We are subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular effect on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act, Superfund Amendments and Reauthorization Act, and the Oil Pollution Control Act. We are also subject to the oversight of the Occupational Safety and
Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency, OSHA, and other federal agencies have been authorized to create and enforce regulations that have an impact on our operations. In addition to these federal activities, various states have been delegated certain authorities under these federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations. We maintain our safety, health and environmental programs in order to meet or exceed these requirements.

We expect there will be legislation in the future to reduce carbon and other greenhouse gas emissions. Alaska and Horizon have transitioned to more fuel-efficient aircraft fleets, thereby greatly reducing our total emissions.

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

We have adopted an enterprise wide Risk Analysis and Oversight Program designed to identify the various risks faced by the organization, assign responsibility for managing those risks to individual executives as well as align these risks with Board oversight. These enterprise-level identified risks have been aligned to the risk factors discussed below.

SAFETY, COMPLIANCE AND OPERATIONAL EXCELLENCE

Our reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of our aircraft or an aircraft operated by one of our codeshare partners or CPA carriers could involve a significant loss of life and result in a loss of confidence in our airlines by the flying public and/or aviation authorities. We could experience significant claims from injured passengers, by-standers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. We maintain liability insurance in amounts and of the type generally consistent with industry practice, as do our codeshare partners and CPA carriers. However, the amount of such coverage may not be adequate to fully cover all claims and we may be forced to bear substantial economic losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve one of our aircraft, could cause a public perception that our airlines or the equipment they fly are less safe or reliable than other transportation alternatives, which would harm our business.

Changes in government regulation imposing additional requirements and restrictions on our operations or on the airports at which we operate could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the U.S. DOT, the TSA and the FAA have issued regulations that have required significant expenditures relating to the maintenance and operation of airlines and establishment of consumer protections. Similarly, many aspects of an airline’s operations are subject to increasingly stringent federal, state and local laws protecting the environment.

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

We have historically relied on outside vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, ground handling, fueling, computer reservation system hosting, telecommunication systems, and information technology infrastructure and services. As part of our cost-reduction efforts, our reliance on outside vendors has increased and may continue to do so in the future, especially since we rely on timely and effective third-party performance in conjunction with many of our technology-related initiatives. In addition, in recent years, Alaska and Horizon have subcontracted their heavy aircraft maintenance, fleet service, facilities maintenance, and ground handling services at certain airports, including Seattle-Tacoma International Airport, to outside vendors.

Even though we strive to formalize agreements with these vendors that define expected service levels, our use of outside vendors increases our exposure to several risks. In the event that one or more vendors go into bankruptcy, ceases operation or fails to perform as promised, replacement services may not be readily available at competitive rates, or at all. If one of our vendors fails to perform adequately, we may experience increased costs, delays, maintenance issues, safety issues or negative public perception of our airline. Vendor bankruptcies, unionization, regulatory compliance issues or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force us to renegotiate existing agreements on less favorable terms. These events could result in disruptions in our operations or increases in our cost structure.

Our operations are often affected by factors beyond our control, including delays, cancellations, and other conditions, which could harm our business, financial condition and results of operations.

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

Due to our concentration of flights in the Pacific Northwest and Alaska, we believe a large portion of our operation is more susceptible to adverse weather conditions than that of many of our competitors. A general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition and results of operations.

STRATEGY

The airline industry is highly competitive. If we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.

We face significant competition with respect to routes, services, and fares. Some of our competitors have lower costs than we do and compete directly against us in our markets. We continue to strive toward aggressive cost-reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while achieving acceptable profit margins and return on capital. If we are unable to reduce our costs over the long-term and achieve sustained targeted return on invested capital, we will likely not be able to grow our business in the future or weather industry downturns and therefore our financial results may suffer.

We depend on a few key markets to be successful.

Our strategy is to focus on serving a few key markets, including Seattle, Portland, Los Angeles, Hawaii and Anchorage. A significant portion of our flights occur to and from our Seattle hub. In 2012, passengers to and from Seattle accounted for 61% of our total passengers.

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

INFORMATION TECHNOLOGY

We rely heavily on automated systems to operate our business, and a failure to invest in new technology, or a disruption of our current systems or their operators could harm our business.

We depend on automated systems to operate our business, including our airline reservation system, our telecommunication systems, our website, our maintenance systems, our check-in kiosks, and other systems. Substantially all of our tickets are issued to passengers as electronic tickets and the majority of our customers check in using our website or our airport kiosks. We depend on our reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, we must continue to invest in new technology to ensure that our website, reservation system, and check-in systems are able to accommodate a high volume of traffic, maintain secure information, and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures or service disruptions could reduce the attractiveness of our services and cause our customers to do business with another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch, and other operational needs. Disruptions, untimely recovery, or a breach of these systems could result in the loss of important data, an increase of our expenses, an impact on our operational performance, or a possible temporary cessation of our operations.

If we do not maintain the privacy and security of our information, we could damage our reputation and incur substantial legal and regulatory costs.

We accept, store, and transmit information about our customers, our employees, our business partners and our business.  In addition, we frequently rely on third-party hosting sites and data processors, including cloud providers. Our sensitive information relies on secure transmission over public and private networks.  A compromise of our systems, the security of our infrastructure, or those of other business partners that result in our information being accessed or stolen by unauthorized persons could adversely affect our operations and our reputation.

FINANCIAL CONDITION AND FINANCIAL MARKETS

Our business, financial condition, and results of operations are substantially exposed to the volatility of jet fuel prices. Increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, accounting for 35%, 34% and 27% of total operating expenses for the years ended 2012, 2011 and 2010, respectively. Future increases in the price of jet fuel may harm our business, financial condition and results of operations, unless we are able to increase fares or add additional ancillary fees to attempt to recover increasing fuel costs.

The outcome of the resolution process, and any subsequent challenge, through which new lease terms at Sea-Tac will be set cannot be predicted with certainty.

Our lease with the Port of Seattle for terminal space at Seattle-Tacoma International Airport expired on December 31, 2012. Negotiations for a new lease have thus far been unsuccessful. Absent a negotiated lease, federal law requires the Port to set new rates by means of a resolution. The Company and other Sea-Tac carriers may accept the new resolution or ask the DOT to set them aside as unreasonable under federal law. The resolution process and any subsequent challenge by us or other airlines will not interrupt our tenancy at Sea-Tac.

Our continuing obligation to fund our traditional defined-benefit pension plans could negatively affect our ability to compete in the marketplace.

Our defined-benefit pension plan assets are subject to market risk. If market returns are poor in the future or if interest rates used to discount our future obligation decrease, any future obligation to make additional cash contributions in accordance with the Pension Protection Act of 2006 could increase and harm our liquidity. Poor market returns or low interest rates could lead to higher pension expense in our consolidated statements of operations. The calculation of pension expense is dependent on many assumptions that are more fully described in “Critical Accounting Estimates” and Note 1 to our consolidated financial statements.

Increases in insurance costs or reductions in insurance coverage would harm our business, financial condition and results of operations.

Aviation insurers could increase their premiums in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull and liability war risk insurance provided by the government is currently mandated through December 31, 2013. Although the government may again extend the deadline for providing such coverage, we cannot be certain that any extension will occur, or if it does, for how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government and the coverage will be much more limited, including smaller aggregate limits and shorter cancellation periods. Significant increases in insurance premiums would adversely affect our business, financial condition and results of operations.

BRAND AND REPUTATION

As we evolve our brand to appeal to a changing demographic and grow into new markets, we will engage in strategic initiatives that may not be favorably received by all Customers .

We continue to focus on strategic initiatives designed to increase our brand appeal to a diverse and evolving demographic of airline travelers. These efforts could include significant improvements to our in-airport and on-board environments, increasing our direct customer relationships through improvements to our purchasing portals (digital and mobile), and optimization of our customer loyalty programs.

If in pursuit of these efforts we may negatively affect our reputation with some of our existing customer base, which could result in an adverse impact on our business and financial results.

LABOR RELATIONS AND LABOR STRATEGY

A significant increase in labor costs, unsuccessful attempts to strengthen our relationships with union employees, or loss of key personnel could adversely affect our business and results of operations.

Labor costs are a significant component of our total expenses, accounting for approximately 42%, 41% and 43% of our non-fuel operating expenses in 2012, 2011 and 2010, respectively. Each of our represented employee groups has a separate collective bargaining agreement, and could make demands that would increase our operating expenses and adversely affect our financial performance if we agree to them.

As of December 31, 2012, labor unions represented approximately 83% of Alaska’s and 49% of Horizon’s employees. Although we have been successful in maturing communications, negotiating approaches, and other strategies to enhance workforce engagement in the Company's long-term vision, future uncertainty around open contracts could be a distraction, affecting employee focus in our business and diverting management’s attention from other projects and issues.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2012:

Aircraft Type	Seats	Owned	Leased	Total	Average Age in Years
B737 Freighters & Combis	0/72	6	—	6	19.2
B737-400/700	124/144	17	24	41	15.1
B737-800/900/900ER	157/172/ 181	67	10	77	5.4
B737 Passenger Aircraft		84	34	118	8.8
Total Mainline Fleet		90	34	124	9.3
Q400	76	33	15	48	6.6
Total		123	49	172	8.5

“Management’s Discussion and Analysis of Financial Condition and Results of Operations" discusses future orders and options for additional aircraft.

Many of our owned aircraft secure long-term debt arrangements or collateralize our revolving credit facility.  See further discussion in “Liquidity and Capital Resources."

Alaska’s leased B737 aircraft have lease expiration dates between 2013 and 2021. Horizon’s leased Q400 aircraft have expiration dates in 2018. Horizon also has two owned and 14 leased CRJ-700 aircraft that are subleased to third-party carriers. The head leases on the 14 leased CRJ-700 aircraft have expiration dates between 2018 and 2020.  Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.

GROUND FACILITIES AND SERVICES

Alaska and Horizon lease ticket counters, gates, cargo and baggage space, office space, and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings in various cities in the state of Alaska.

Alaska owns several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) near Seattle, WA. These include a multi-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and datacenter, and various other commercial office buildings, including its Seattle corporate headquarters complex. Alaska also leases a stores warehouse and additional office space in Kent, WA for its call center functions. Alaska’s major facilities outside of Seattle include a regional headquarters building, an air cargo facility and a hangar/office facility in Anchorage, AK, as well as leased call center facilities in Phoenix, AZ and Boise, ID. Alaska uses its own employees for ground handling services at most of its airports in the state of Alaska. At other airports throughout its system, those services are contracted to various third-party vendors.

Horizon owns its Seattle corporate headquarters building. It leases an operations, training, and aircraft maintenance facility in Portland and Spokane, as well as line maintenance stations in Boise, Bellingham, Eugene, San Jose, Medford, Redmond, Seattle, and Spokane.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2012, there were 70,376,543 shares of common stock of Alaska Air Group, Inc. issued and outstanding and 2,921 shareholders of record. We have not paid dividends on the common stock since 1992 and have no plans to do so in the immediate future. Our common stock is listed on the New York Stock Exchange (symbol: ALK). The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange:

	2012		2011
	High	Low	High	Low
First Quarter	$39.77	$33.69	$32.50	$28.08
Second Quarter	36.62	31.29	35.04	29.50
Third Quarter	38.46	32.69	35.31	25.90
Fourth Quarter	45.15	34.57	38.57	25.55

On February 15, 2012, the board of directors declared a two-for-one split of the Company's common stock by means of a stock distribution. The additional shares were distributed on March 16, 2012, to the shareholders of record on March 2, 2012. The stock split increased the Company's outstanding shares from approximately 36 million shares to about 71 million shares. Our historical outstanding shares were recast upon the distribution.

SALES OF NON-REGISTERED SECURITIES

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan
October 1, 2012 – October 31, 2012	12,000	$38.03	12,000
November 1, 2012 – November 30, 2012	110,510	40.78	110,510
December 1, 2012 – December 31, 2012	80,000	43.44	80,000
Total	202,510	$41.67	202,510	$242

Purchased pursuant to a $250 million repurchase plan authorized by the Board of Directors in September 2012. The plan has no expiration date, but is expected to be completed in December 2014.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2007 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Alaska Air Group, Inc., the S&P 500 Index, and the Dow Jones US Airlines Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
Alaska Air Group, Inc.
S&P 500
Dow Jones US Airlines

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2013 Dow Jones & Co. All rights reserved.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

	2012		2011		2010		2009		2008
CONSOLIDATED OPERATING RESULTS (audited)
Year Ended December 31 (in millions, except per share amounts):
Operating Revenues	4,657		4,318		3,832		3,400		3,663
Operating Expenses	4,125		3,869		3,361		3,133		3,835
Operating Income (Loss)	532		449		471		267		(172)
Nonoperating expense, net of interest capitalized(a)	(18)		(55)		(65)		(64)		(41)
Income (loss) before income tax	514		394		406		203		(213)
Net Income (Loss)	316		245		251		122		(136)
Average basic shares outstanding	70.708		71.755		71.644		71.630		72.686
Average diluted shares outstanding	71.784		73.421		73.571		72.308		72.686
Basic earnings (loss) per share	4.47		3.41		3.50		1.70		(1.87)
Diluted earnings (loss) per share	4.40		3.33		3.41		1.69		(1.87)
CONSOLIDATED FINANCIAL POSITION (audited)
At End of Period (in millions):
Total assets	5,505		5,167		5,017		4,996		4,836
Long-term debt, including current portion	1,032		1,307		1,534		1,855		1,841
Shareholders' equity	1,421		1,174		1,106		872		662
OPERATING STATISTICS (unaudited)
Consolidated:(b)
Revenue passengers (000)	25,896		24,790		23,334		22,320		24,199
Revenue passenger miles (RPM) (000,000) "traffic"	27,007		25,032		22,841		20,811		21,390
Available seat miles (ASM) (000,000) "capacity"	31,428		29,627		27,736		26,501		27,908
Load factor	85.9%		84.5%		82.4%		78.5%		76.6%
Yield	14.92	¢	14.81	¢	14.30	¢	14.16	¢	15.27 ¢
Passenger revenues per ASM (PRASM)	12.82	¢	12.51	¢	11.78	¢	11.12	¢	11.70 ¢
Operating revenues per ASM (RASM)	14.82	¢	14.57	¢	13.82	¢	12.83	¢	13.12 ¢
Operating expenses per ASM, excluding fuel and noted items (CASMex)(c)	8.48	¢	8.55	¢	8.82	¢	9.20	¢	8.47 ¢
Average number of full-time equivalent employees (FTE)	11,955		11,840		11,696		12,223		13,327
Mainline:
Revenue passengers (000)	18,526		17,810		16,514		15,561		16,809
RPMs (000,000) "traffic"	24,417		22,586		20,350		18,362		18,712
ASMs (000,000) "capacity"	28,180		26,517		24,434		23,144		24,218
Load factor	86.6%		85.2%		83.3%		79.3%		77.3%
Yield	13.45	¢	13.26	¢	12.75	¢	12.60	¢	13.62 ¢
PRASM	11.65	¢	11.29	¢	10.62	¢	10.00	¢	10.52 ¢
CASMex(c)	7.56	¢	7.60	¢	7.85	¢	8.26	¢	7.49 ¢
Operating fleet at period-end	124		117		114		115		110
Regional:(d)
Revenue passengers (000)	7,371		6,980		6,820		6,759		7,390
RPMs (000,000) "traffic"	2,590		2,446		2,491		2,449		2,678
ASMs (000,000) "capacity"	3,247		3,110		3,302		3,357		3,690
Load factor	79.8%		78.6%		75.4%		73.0%		72.6%
Yield	28.81	¢	29.13	¢	26.95	¢	25.88	¢	26.79 ¢
PRASM	22.98	¢	22.94	¢	20.33	¢	18.88	¢	19.44 ¢
Operating fleet at period-end (Horizon only)	48		48		54		58		59

(a)	Includes capitalized interest of $18 million, $12 million, $6 million, $8 million, and $23 million for 2012, 2011, 2010, 2009, and 2008, respectively.

(b)	Includes flights operated by SkyWest beginning in May 2011 and flights operated by PenAir under Capacity Purchase Agreements (CPA).

(c)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(d)	Data presented includes information related to regional CPAs, except for operating fleet.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•	Year in Review—highlights from 2012 outlining some of the major events that happened during the year and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of the results of our operations for the three years presented in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of operations. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of 2013.

•	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, contractual obligations, commitments and off-balance sheet arrangements, and an overview of financial position.

•	Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

YEAR IN REVIEW

Our 2012 consolidated pretax income was $514 million compared to $394 million in 2011. The $120 million improvement was primarily due to the $339 million increase in revenues, partially offset by the $161 million increase in aircraft fuel expense and $95 million increase in other operating expenses. Our improvement in revenues was primarily due to a 7.9% increase in traffic and a 0.7% increase in yield. The increase in fuel cost was driven by the 2.2% increase in raw cost per gallon on a 6.0% increase in consumption.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of Non-GAAP measures to the most directly comparable GAAP measure.

Accomplishments and Highlights

Accomplishments and highlights from 2012 include:

•	Reported record adjusted earnings for 2012, marking our ninth consecutive year in which we reported an adjusted profit.

•
Air Group employees earned $88 million in incentive pay, or more than one-month's pay for most employees. Over the last four years, employees have earned more than $325 million in incentive pay, averaging 8% of annual pay for most employees.

•	Signed an aircraft purchase agreement with The Boeing Company for 50 new 737 aircraft, including 37 of Boeing's new 737 MAX aircraft with deliveries expected in 2015 through 2022.

•	Improved employee productivity by 3.5 percent compared to the fourth quarter of 2011.

•	Carried a record number passengers in 2012 and achieved a record load factor of 85.9 percent, up 1.4 points from the prior year.

•	Completed renovation of Terminal 6 at Los Angeles International Airport (LAX) in March, which includes the Airport of the Future design, new common use systems, additional gates and convenient connections with international flights.

•	Repurchased 1,685,951 shares of common stock for approximately $60 million. Since 2007, Air Group has used $320 million to repurchase 18 million shares.

•	Lowered adjusted debt-to-total capitalization ratio by 8 points to 54 percent since December 31, 2011 and by 27 points from 81 percent at the end of 2008.

•	Held $1.3 billion in unrestricted cash and marketable securities as of December 31, 2012.

•	Achieved trailing twelve-month return on invested capital of 13 percent, surpassing the 10 percent goal for the third year in a row.

•	Contributed $110 million to the defined-benefit pension plans during 2012, bringing the total over four years to approximately $540 million, despite having no required contribution.

Awards and Recognitions

Awards and recognitions from 2012 include:

•	For the fifth year in a row, Alaska Airlines ranked “Highest in Customer Satisfaction among Traditional Network Carriers” by J.D. Power and Associates.

•	Received "2012 Global Vision Award" by Travel + Leisure magazine for Alaska Airlines' sustainability efforts.

•	Alaska Airlines named "Best Regional Airline in North America" at the 2012 World Airline Awards.

•	Alaska Airlines earned "Eco-Partnership of the Year Award" by Air Transport World magazine.

•	Recognized Alaska Air Group as the 2011 Best Company in the Northwest by The Seattle Times.

•	Alaska Airlines received "2012 Fly Quiet Bravo Award" by the Port of Seattle Commission.

•
Won the "Platinum" award for Alaska Airlines' excellence in baggage handling from the International Air Transport Association, the first carrier in North America and only the second in the world to earn that title.

New Markets

In 2012, we added non-stop routes to our network as follows:

New Non-Stop Routes Between	Frequency (Weekly)	Start Date
San Jose to Palm Springs	Daily (Seasonal)	2/17/2012
Seattle to Kansas City	Daily	3/12/2012
Portland to Long Beach	Daily	3/12/2012
Oakland to Honolulu	Daily	4/10/2012
San Jose to Honolulu	Daily	4/10/2012
San Diego to Santa Rosa	Daily	6/4/2012
San Diego to Fresno	2x Daily	6/4/2012
San Diego to Monterey	Daily	6/4/2012
Reno to San Jose	2x Daily	6/4/2012
Portland to Bellingham	Daily (Seasonal)	6/4/2012
Portland to Bozeman	Daily (Seasonal)	6/4/2012
Portland to Santa Barbara	Daily (Seasonal)	6/4/2012
Seattle to Philadelphia	Daily	6/11/2012
Seattle to Fort Lauderdale (replaced Seattle to Miami)	Daily	7/16/2012
Portland to Pasco	Daily	8/27/2012
Portland to Washington, D.C.	Daily	8/28/2012
Seattle to San Antonio	Daily	9/17/2012
San Diego to Orlando	5x Weekly	10/11/2012
Portland to Lihue	4x Weekly (Seasonal)	11/5/2012
Bellingham to Kahului	4x Weekly (Seasonal)	11/8/2012
Anchorage to Kona	1x Weekly (Seasonal)	11/10/2012

We will also add new cities and non-stop routes in 2013 as follows:

New Non-Stop Routes Between	Frequency (Weekly)	Start Date
Seattle to Salt Lake City	Twice Daily	4/4/2013
San Diego and Boston	Daily	3/29/2013
San Diego and Lihue	Daily (Seasonal)	6/7/2013

Alliances with Other Airlines

In October 2012, Delta Air Lines announced expanded service to Asia through Seattle. Delta will add a flight between Seattle and Shanghai beginning in June 2013 and is proposing a flight between Seattle and Tokyo-Haneda to begin in March 2013. Through our existing codeshare partnership, Delta is able to connect passengers to more than 50 destinations on the Alaska route network via Seattle. Increasing international flow traffic will help support Alaska's continued capacity expansion in Seattle and beyond.

In December 2012, we announced a new code-sharing and frequent flier agreement with Aeromexico. The new agreement will allow Aeromexico and our customers the ability to connect across 45 cities around Mexico and 11 countries in Central and South America. We also announced enhanced frequent flier awards benefits with Emirates, allowing members to redeem awards for travel on each others' programs in addition to earning miles on a reciprocal basis as established when the partnership began in March 2012.

In February 2013, we announced an expansion of the existing code-share agreement with American Airlines, allowing passengers from both carriers greater access to their combined route networks. New American code on our northern California to Hawaii flights will continue to support our growth in these markets. American passengers will also find greater access to new mid- and trans-continental flights on us, helping build brand awareness and demand in many of our newest destinations. Additionally, we will code-share on 19 more American routes, including 13 new destinations to which our customers will be able to book travel through alaskaair.com.

Update on Labor Negotiations

In July 2012, our ramp and stores agents, represented by the International Association of Machinists and Aerospace Workers (IAM), ratified a six-year contract by a 91% margin before the amendable date. The contract provides for an initial wage increase of 2.5% followed by 1.5% annual increases over the six-year term, and contains important productivity improvements. It also offers both the Company and our employees the certainty that comes with a long-term deal.
In December 2012, we entered into a six-year agreement with Horizon's pilot union, represented by the International Brotherhood of Teamsters (IBT), for an extension of their contract through December 2018. The deal is mutually beneficial to both the company and our pilots and calls for a signing bonus, wage step increases and productivity gains over the term of the contract. We also ratified a three-year agreement with Horizon's station personnel in Vancouver and Victoria, represented by the National Automobile, Aerospace, Transportation and General Workers, in January 2013.

We are currently in negotiations with Alaska's and Horizon's flight attendants, represented by the Association of Flight Attendants (AFA), whose contracts became amendable in April 2012 and December 2011, respectively. In addition, we are in early discussions with Alaska's pilots, represented by the Airline Pilots Association (ALPA), whose contract is amendable in April 2013. We are also in negotiations with Horizon's maintenance store employees, represented by IAM.

Stock Repurchase

In 2012, we repurchased 1,685,951 shares of our common stock for $60 million under the share repurchase plans authorized by our Board of Directors. Since 2007, we have repurchased 18 million shares of common stock under such programs for $320 million for an average price of approximately $17 per share.

Outlook

Our primary focus every year is to run safe, compliant and reliable operations at our airlines.  In addition to our primary objective, we will remain focused on providing a hassle-free experience for our customers. Specifically, we plan to enhance mobile features and expand our self-bag tagging capabilities. Additionally, as part of our strategy of enhancing our brand, we are considering ways to enhance the onboard experience, such as seats, cabin layout, seat power, and in-flight entertainment.

Our biggest concerns going forward are increased competition in our markets, particularly low-cost competitors, and our unsigned labor agreements. Our goal is to sign labor agreements prior to the amendable date to to avoid the negative impacts of prolonged negotiations and provide our employees with the long-term stability that helps promote higher customer satisfaction. To combat low-cost competitors, we took delivery of four B737-900ER aircraft in 2012 and will take delivery of an additional nine in 2013, which will provide additional efficiencies in fuel consumption and overall unit cost reductions.

Our advance bookings suggest our load factors will be up 0.5 pts in February and flat in March compared to the same periods in 2012 on an expected 8.5% increase in capacity for the first quarter of 2013.

RESULTS OF OPERATIONS

2012 COMPARED WITH 2011

Our consolidated net income for 2012 was $316 million, or $4.40 per diluted share, compared to net income of $245 million, or $3.33 per diluted share, in 2011. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions. For 2012, we recognized net mark-to-market losses of $38 million ($23 million after tax, or $0.33 per share) compared to losses of $30 million ($18 million after tax, or $0.26 per share) in 2011.

•	In 2011, we incurred $39 million ($24 million after tax, of $0.33 per share) in expense as part of Horizon's fleet transition to an all Q400 fleet.

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of these individual charges is useful information to investors because:

•	We believe it is the basis by which we are evaluated by industry analysts;

•	Our results excluding these items are most often used in internal management and board reporting and decision-making;

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

Excluding the mark-to-market adjustments and other special charges, our adjusted consolidated net income for 2012 was $339 million, or $4.73 per diluted share, compared to an adjusted consolidated net income of $287 million, or $3.92 per share, in 2011.

	Years Ended December 31,
	2012		2011
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$316	$4.40	$245	$3.33
Fleet transition costs, net of tax	—	—	24	0.33
Mark-to-market fuel hedge adjustments, net of tax	23	0.33	18	0.26
Non-GAAP adjusted income and per share amounts	$339	$4.73	$287	$3.92

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which is a non-GAAP measure.

	Twelve Months Ended December 31,
	2012		2011		Change		2010		Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	25,896		24,790		4.5%		23,334		6.2%
RPMs (000,000) "traffic"	27,007		25,032		7.9%		22,841		9.6%
ASMs (000,000) "capacity"	31,428		29,627		6.1%		27,736		6.8%
Load factor	85.9%		84.5%		1.4	pts	82.4%		2.1	pts
Yield	14.92	¢	14.81	¢	0.7%		14.30	¢	3.6%
PRASM	12.82	¢	12.51	¢	2.5%		11.78	¢	6.2%
CASM excluding fuel and fleet transition costs(a)	8.48	¢	8.55	¢	(0.8)%		8.82	¢	(3.1)%
Economic fuel cost per gallon(b)	$3.37		$3.18		6.0%		$2.37		34.2%
Fuel gallons (000,000)	422		398		6.0%		377		5.6%
Average number of full-time equivalent employees	11,955		11,840		1.0%		11,696		1.2%

Mainline Operating Statistics:
Revenue passengers (000)	18,526		17,810		4.0%		16,514		7.8%
RPMs (000,000) "traffic"	24,417		22,586		8.1%		20,350		11.0%
ASMs (000,000) "capacity"	28,180		26,517		6.3%		24,434		8.5%
Load factor	86.6%		85.2%		1.4	pts	83.3%		1.9	pts
Yield	13.45	¢	13.26	¢	1.4%		12.75	¢	4.0%
PRASM	11.65	¢	11.29	¢	3.2%		10.62	¢	6.3%
CASM excluding fuel(b)	7.56	¢	7.60	¢	(0.5)%		7.85	¢	(3.2)%
Economic fuel cost per gallon(b)	$3.36		$3.18		5.7%		$2.37		34.2%
Fuel gallons (000,000)	368		346		6.4%		320		8.1%
Average number of full-time equivalent employees	9,178		8,916		2.9%		8,651		3.1%
Aircraft utilization	10.7		10.5		1.9%		10.0		5.0%
Average aircraft stage length	1,161		1,114		4.2%		1,085		2.7%
Mainline operating fleet at period-end	124		117		7	a/c	114		3	a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	7,371		6,980		5.6%		6,820		2.3%
RPMs (000,000) "traffic"	2,590		2,446		5.9%		2,491		(1.8)%
ASMs (000,000) "capacity"	3,247		3,110		4.4%		3,302		(5.8)%
Load factor	79.8%		78.6%		1.2	pts	75.4%		3.2	pts
Yield	28.81	¢	29.13	¢	(1.1)%		26.95	¢	8.1%
PRASM	22.98	¢	22.94	¢	0.2%		20.33	¢	12.8%

(a)	Except for FTEs, data includes information related to regional CPA flying with Horizon, SkyWest and PenAir.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to regional CPAs.

OPERATING REVENUES

Total operating revenues increased $339 million, or 8%, during 2012 compared to the same period in 2011. The changes are summarized in the following table:

	Year Ended December 31,
(in millions)	2012	2011	% Change
Passenger
Mainline	$3,284	$2,995	10
Regional	746	713	5
Total passenger revenue	$4,030	$3,708	9
Freight and mail	111	109	2
Other - net	516	501	3
Total operating revenues	$4,657	$4,318	8

Passenger Revenue – Mainline

Mainline passenger revenue for 2012 increased by 10% on a 6.3% increase in capacity and a 3.2% increase in PRASM compared to 2011. The increase in capacity was driven by new routes added in 2012, most of which were to and from Hawaii. The increase in PRASM was driven by a 1.4% increase in ticket yield and a 1.4-point increase in load factor compared to the prior year. The increase in yield is due to strong demand throughout the year, while the increase in load factor is due to adding more traffic in our high density markets.

Passenger Revenue – Regional

Regional passenger revenue increased by $33 million, or 5%, compared to 2011 on a 4.4% increase in capacity and flat PRASM compared to 2011. PRASM was affected by a 1.1% decrease in ticket yield, offset by a 1.2-point increase in load factor compared to the prior year. The decrease in yield is due to increased competition in certain markets, while the increase in load factor is due to better matching of supply with demand.

Freight and Mail

Freight and mail revenue increased $2 million, or 2%, primarily due to higher freight volumes and an increase in fuel and security surcharges, which offset a decrease in mail volumes.

Other – Net

Other—net revenue increased $15 million, or 3%, from 2011. This is primarily due to an increase in our Mileage Plan revenues of 7% and buy-on-board sales of 20%. Buy-on-board improved due to an increase in food sales of 24% and beverage sales of 14%. These increases were partially offset by a decrease in bag fees of 2% due to general shifts in customer behavior and our Club 49 program that launched in the fourth quarter of 2011, which waives the checked bag fee for residents in the state of Alaska who have joined the program.

OPERATING EXPENSES

Total operating expenses increased $256 million, or 7%, compared to 2011 mostly as a result of higher fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Year Ended December 31,
(in millions)	2012	2011	% Change
Fuel expense	$1,459	$1,298	12
Non-fuel expenses	2,666	2,571	4
Total Operating Expenses	$4,125	$3,869	7

Significant operating expense variances from 2011 are more fully described below.

Wages and Benefits

Wages and benefits increased during 2012 by $47 million, or 5%, compared to 2011. The primary components of wages and benefits are shown in the following table:

	Year Ended December 31,
(in millions)	2012	2011	% Change
Wages	$726	$703	3
Pension and defined-contribution retirement benefits	103	88	17
Medical benefits	109	108	1
Other benefits and payroll taxes	100	92	9
Total wages and benefits	$1,038	$991	5

Wages increased 3% on a 1% increase in FTEs as a result of increased flying and higher wage rates throughout our different employee groups which have wage step increase in their contracts. The contracts with the different employee groups contain important productivity improvements, which resulted in a 3.5% increase in the number of passengers handled per FTE.

Pension and other retirement-related benefits increased 17% primarily due to a decrease in the discount rate on the future benefit obligation compared to the prior year. The impact of lower rates resulted in an increase in our pension expense.

Medical benefits increased 1% from the prior year primarily due to an increase in employee health-care claims, partially offset by a decline in post-retirement medical expense.

Other benefits and payroll taxes increased 9% from the prior year due to increased workers' compensation expense of $4 million as a result of higher loss rates in more recent claim years and increased stock-based compensation of $4 million.

We expect wages and benefits to be 6% to 7% higher in 2013 compared to 2012 on a 3% to 4% increase in FTEs, as well as inflation in medical benefits of 10%. Pension and other retirement-related benefits is expected to be flat compared to 2012.

Variable Incentive Pay

Variable incentive pay expense increased from $72 million in 2011 to $88 million in 2012. The increase is due to actual results exceeding our target results of financial and operational performance more so than in the prior year.

If we meet targets established under our Performance Based Pay and Operational Performance Rewards programs, we expect variable incentive pay will be approximately $60 million in 2013. If we exceed the targets, variable incentive pay will be higher. If we do not achieve targets, it will be lower.

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

Aircraft fuel expense increased $161 million, or 12% compared to 2011. The elements of the change are illustrated in the following table:

	Year Ended December 31,
	2012		2011
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,397	$3.31	$1,289	$3.24
(Gains) losses on settled hedges	24	0.06	(21)	(0.06)
Consolidated economic fuel expense	$1,421	$3.37	$1,268	$3.18
Mark-to-market fuel hedge adjustments	38	0.09	30	0.08
GAAP fuel expense	$1,459	$3.46	$1,298	$3.26
Fuel gallons	422		398

Fuel gallons consumed increased 6.0% in line with the increase in departures and block hours.

The raw fuel price per gallon increased 2.2% as a result of higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during 2012 was due to the increase in refining margins of 10.3%, offset by the decrease in crude oil of 1.3%, as compared to the prior year.

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

Losses recognized for hedges that settled during the year was $24 million in 2012, compared to gains of $21 million in 2011.  These amounts represent the cash received net of the premium expense recognized for those hedges.

We currently expect our economic fuel price per gallon to be approximately 3% higher in the first quarter of 2013 than the first quarter of 2012 due to the increased premium costs related to our fuel hedge program. As both oil prices and refining margins are volatile, we are unable to forecast the full-year cost with any certainty.

Aircraft Maintenance

Aircraft maintenance increased by $16 million, or 8%, compared to the prior year, primarily due to a $13 million increase in unscheduled engine removals for our Q400 aircraft and an $8 million increase related to our 737-800 aircraft related to heavier airframe checks, offset by a $12 million decrease due to lighter airframe checks for our 737-400 aircraft.

We expect aircraft maintenance to be approximately 10% higher in 2013 due to an increase in lease return costs and scheduled maintenance events for our B737 aircraft, offset by lower maintenance costs for our Q400 aircraft.

Aircraft Rent

Aircraft rent was flat compared to the prior-year period primarily due to lower rent expense for 13 fewer CRJ 700 aircraft of $3 million and three B737-400 aircraft lease extensions of $2 million, offset by additional rent expense for three B737-700 aircraft which were sold and leased back of $3 million.

We expect aircraft rent to be flat in 2013 as we intend to return six B737 aircraft in the fourth quarter of 2013.

Landing Fees and Other Rentals

Landing fees and other rentals increased $5 million, or 2%, primarily due to higher facilities rents of $5 million and increased landing fees of $4 million due to increased departures of 1.8%. These increases were partially offset by lower rents at LAX of $8 million.

We expect landing fees and other rentals to be slightly higher in 2013 due to an expected increase in departures.

Contracted Services

Contracted services increased $15 million, or 8%, primarily due to an increase in passengers of 4.5% and capacity purchase flying of $13 million related to SkyWest, which began in May 2011. Additionally, we experienced higher passenger and ramp handling of $2 million as a result of an increase in the number of flights to airports where outside vendors are used.

We expect contracted services to be higher in 2013 to handle expected growth in the number of passengers.

Selling Expenses

Selling expenses decreased by $7 million, or 4%, compared to 2011 as a result of lower fees related to debit card purchases of $4 million and flat global distribution system (GDS) fees, offset by an increase in advertising and promotional activities of $2 million.

We expect selling expense will be higher in 2013, primarily due to increased advertising and promotional activities and revenue related costs, such as credit card commissions.

Depreciation and Amortization

Depreciation and amortization increased $17 million, or 7%, compared to the prior year. This is primarily due to additional depreciation expense for the annualization of B737 aircraft and Q400 aircraft delivered in 2011, as well as the deliveries of B737 aircraft in 2012. In addition, we incurred depreciation of $6 million since we placed Terminal 6 at LAX into service in March 2012. These increases were offset by a decrease in depreciation expense for the CRJ 700 aircraft removed from the fleet in 2011 and other assets that became fully depreciated or were removed from operation.

We expect depreciation and amortization to be higher in 2013 in line with our nine aircraft deliveries and the annualization of seven aircraft deliveries in 2012.

Food and Beverage Service

Food and beverage costs increased $12 million, or 18%, from the prior year due to an increased number of passengers of 4.5%, increase in sales of buy-on-board products of 20%, the higher cost of some of our premium products served on board, and increased costs associated with food delivery.

We expect food and beverage costs to be higher in 2013 due to an anticipated increase in sales in line with an expected increase in the number of passengers.

Other Operating Expenses

Other operating expenses increased $13 million, or 6%, compared to 2011.  The increase is primarily driven by higher IT and professional service costs of $8 million associated with our key initiatives and infrastructure improvements, and higher personnel non-wage costs such as hotels, meals and per diems of $7 million.

We expect other operating expenses to be higher in 2013 due to an expected increase in IT spending of approximately $20 million and higher professional service costs.

Fleet Transition and Restructuring Related Expenses

Fleet transition costs decreased $39 million, as we completed our transition to an all-Q400 fleet at Horizon in 2011.

Operating Costs per Available Seat Mile

Our operating costs per ASM (CASM) are summarized below:

	Year Ended December 31,
	2012		2011		% Change
Consolidated:
Total operating expenses per ASM (CASM)	13.12	¢	13.06	¢	0.5
Less the following components:
Aircraft fuel, including hedging gains and losses	4.64		4.38		5.9
Fleet transition costs	—		0.13		NM
CASM, excluding fuel and fleet transition costs	8.48	¢	8.55	¢	(0.8)

Mainline:
Total mainline operating expenses per ASM (CASM)	12.09	¢	11.87	¢	1.9
Less the following components:
Aircraft fuel, including hedging gains and losses	4.53		4.27		6.1
CASM, excluding fuel	7.56	¢	7.60	¢	(0.5)
NM - Not Meaningful

We have listed separately in the above table our fuel costs per ASM and our unit costs, excluding fuel and other noted items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and certain special items to measure our cost-reduction progress. We believe that such analysis may be important to investors and other readers of these financial statements for the following reasons:

•
By eliminating fuel expense and certain special items from our unit cost metrics, we believe that we have better visibility into the results of our non-fuel cost-reduction initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable.

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

Our current expectations for capacity and operating costs per ASM are summarized below:

	Forecast Q1 2013	Change Y-O-Y	Forecast Full Year 2013	Change Y-O-Y
Consolidated:
Capacity (ASMs in millions)	7,950 - 8,000	~ 8.5%	33,600 - 34,100	~ 7.5%
Cost per ASM excluding fuel and special items (cents)	8.79 - 8.84	flat	8.35 - 8.40	~ (1)%

Mainline:
Capacity (ASMs in millions)	7,150 - 7,200	~ 9%	30,150 - 30,650	~ 8%
Cost per ASM excluding fuel and special items (cents)	7.88 - 7.93	flat	7.50 - 7.55	~ (0.5)%

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense decreased $37 million from 2011. This is due to lower interest expense of $13 million on lower average outstanding debt balances and additional capitalized interest due to higher levels of aircraft purchase deposits and capital expenditures. Additionally, we incurred pre-payment penalties of $8 million and an impairment charge of $6 million on an owned aircraft that was leased to another carrier that filed for bankruptcy protection in the prior year. The decrease was partially offset by lower interest income earned on our marketable securities portfolio.

CONSOLIDATED INCOME TAX EXPENSE

Our effective income tax rate for 2012 was 38.5% compared to 37.9% for 2011. The difference between the effective tax rates and our statutory tax rate of approximately 37.5% is due primarily to miscellaneous non-deductible expenses.

Our effective tax rate can vary significantly between quarters and for the full year, depending on the magnitude of non-deductible expenses in proportion to pretax results.

2011 COMPARED WITH 2010

Our consolidated net income for 2011 was $245 million, or $3.33 per diluted share, compared to net income of $251 million, or $3.41 per diluted share, in 2010. Significant items impacting the comparability between the periods were as follows:

•
Both periods included adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions. For 2011, we recognized net mark-to-market losses of $30 million ($18 million after tax, or $0.26 per share) compared to losses of $5 million ($4 million after tax, or $0.05 per share) in 2010.

•	2011 included Horizon fleet transition costs of $39 million ($24 million after tax, of $0.33 per share) compared to $13 million ($8 million, or $0.11 per share) in 2010.

Excluding the mark-to-market adjustments and other special charges, our adjusted consolidated net income for 2011 was $287 million, or $3.92 per diluted share, compared to an adjusted consolidated net income of $263 million, or $3.57 per share, in 2010.

	Year Ended December 31,
	2011		2010
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$245	$3.33	$251	$3.41
Fleet transition costs, net of tax	24	0.33	8	0.11
Mark-to-market fuel hedge adjustments, net of tax	18	0.26	4	0.05
Non-GAAP adjusted income and per share amounts	$287	$3.92	$263	$3.57

OPERATING REVENUES

Total operating revenues increased $486 million, or 13%, during 2011 compared to the same period in 2010. The changes are summarized in the following table:

	Year Ended December 31,
(in millions)	2011	2010	% Change
Passenger
Mainline	$2,995	$2,595	15
Regional	713	671	6
Total passenger revenue	$3,708	$3,266	14
Freight and mail	109	106	2
Other - net	501	460	9
Total operating revenues	$4,318	$3,832	13

Passenger Revenue – Mainline

Mainline passenger revenue for 2011 increased by 15% on an 8.5% increase in capacity and a 6.2% increase in passenger revenue per available seat mile (PRASM) compared to 2010. The increase in capacity was driven by the annualization of new routes added in 2010 and new routes in 2011, most of which was Hawaii. The increase in PRASM was driven by a 4.0% rise in ticket yield and a 1.9-point increase in load factor compared to the prior year. The increase in yield was due to an increase in prices to help offset the 36% increase in raw fuel costs.

Passenger Revenue – Regional

Regional passenger revenue increased by $42 million, or 6%, compared to 2010 on a 12.8% increase in PRASM compared to 2010, despite a 5.8% decline in capacity. The increase in PRASM was driven by an 8.1% increase in ticket yield and a 3.2-point increase in load factor compared to the prior year. The decline in capacity and increase in load factors was due to better matching supply with demand in the regional network.

Freight and Mail

Freight and mail revenue increased $3 million, or 2%, primarily due to freight fuel surcharge increases of $5 million offset by lower mail revenue on lower volume.

Other – Net

Other-net revenue increased $41 million, or 9%, from 2010.  The increase was primarily due to an increase in our Mileage Plan revenues of $12 million with higher commissions driven by a larger number of miles sold to our affinity card partner and a contractual rate increase for those sold miles. Additionally, food and beverages sales increased $4 million due to increased volumes.

OPERATING EXPENSES

Total operating expenses increased $508 million, or 15%, compared to 2010 mostly as a result of significantly higher fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Year Ended December 31,
(in millions)	2011	2010	% Change
Fuel expense	$1,298	$901	44
Non-fuel expenses	2,571	2,460	5
Total Operating Expenses	$3,869	$3,361	15

Significant operating expense variances from 2010 are more fully described below.

Wages and Benefits

Wages and benefits increased during 2011 by $30 million, or 3%, compared to 2010. The primary components of wages and benefits are shown in the following table:

	Year Ended December 31,
(in millions)	2011	2010	% Change
Wages	$703	$674	4
Pension and defined-contribution retirement benefits	88	93	(5)
Medical benefits	108	109	(1)
Other benefits and payroll taxes	92	85	8
Total wages and benefits	$991	$961	3

Wages increased 4% on a 1.2% increase in FTEs as a result of increased flying, higher wage rates, and a signing bonus to Alaska's clerical, office and passenger service employees in connection with a new contract ratified in January 2011. Productivity as measured by the number of passengers per FTE increased 5% compared to 2010.

Pension and other retirement-related benefits decreased 5% primarily due to a reduction in our defined-benefit pension cost driven by the improved funded status at the end of 2010 as compared to the previous year, partially offset by a slight increase in defined-contribution expense.

Medical benefits decreased 1% from the prior year primarily due to a decline in employee healthcare claims, partially offset by an increase in post-retirement medical expense.

Other benefits and payroll taxes increased 8% from the prior year due to increases in our Workers Compensation and Disability Plan as well as increased payroll taxes in line with increased wages.

Variable Incentive Pay

Variable incentive pay expense decreased from $92 million in 2010 to $72 million in 2011. The decrease was due to the fact that in 2010 our financial and operational results exceeded targets more so than in 2011.

Aircraft Fuel

Aircraft fuel expense increased $397 million, or 44% compared to 2010. The elements of the change are illustrated in the following table:

	Year Ended December 31,
	2011		2010
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,289	$3.24	$899	$2.38
Gains on settled hedges	(21)	(0.06)	(3)	(0.01)
Consolidated economic fuel expense	$1,268	$3.18	$896	$2.37
Mark-to-mark fuel hedge adjustments	30	0.08	5	0.01
GAAP fuel expense	$1,298	$3.26	$901	$2.38
Fuel gallons	398		377

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

Gains recognized for hedges that settled during the year was $21 million in 2011, compared to gains of $3 million in 2010.

Aircraft Maintenance

Aircraft maintenance decreased by $11 million, or 5%, compared to the prior year primarily due to lower costs associated with the return of leased aircraft and lower costs due to the phaseout of the CRJ fleet, offset by increased airframe check costs and components.

Aircraft Rent

Aircraft rent decreased $23 million, or 16%, compared to the prior-year period primarily due to $14 million less rent related to 11 fewer CRJ 700 aircraft and $6 million less rent related to five fewer B737 aircraft leased in 2011 compared to 2010.

Landing Fees and Other Rentals

Landing fees and other rentals increased $5 million, or 2%, primarily due to a $4 million increase in facilities rents across our network and a $2 million increase in our landing fee expenses. Mainline landing fee expenses increased due to a 9% increase in departures, partially offset by a 10% decrease in our regional departures.

Contracted Services

Contracted services increased $22 million, or 14%, primarily due to an increase in capacity purchased flying of $13 million compared to the prior year as the new agreement with SkyWest began in May 2011. Additionally, we experienced higher passenger handling of $3 million as a result of an increase in the number of flights to airports where vendors are used and an increase in contract labor of $2 million.

Selling Expenses

Selling expenses increased by $21 million, or 14%, compared to 2010 as a result of higher travel agent and ticket distribution costs of $11 million and credit card commissions of $6 million due to increased revenues of 13%.

Depreciation and Amortization

Depreciation and amortization increased $17 million, or 7%, compared to the prior year. This is primarily due to additional depreciation expense of $18 million for B737 aircraft, $7 million increase in Q400 aircraft depreciation, offset by a decrease of $4 million in CRJ 700 aircraft and other assets that became fully depreciated or were removed from operation.

Food and Beverage Service

Food and beverage costs increased $10 million, or 17%, from the prior year due to an increased number of passengers, increased sales of buy on board products, a higher cost of some of our fresh food items served on board, and increased costs associated with food delivery.

Other Operating Expenses

Other operating expenses increased $34 million, or 17%, compared to 2010.  The increase is primarily driven by higher personnel non-wage costs such as hotels, meals and per diems of $8 million and higher professional service costs of $7 million as well as higher costs for communications, property taxes, passenger remunerations, and deicing.

Fleet Transition and Restructuring Related Expenses

Fleet transition costs increased $26 million, as we finalized our transition to an all-Q400 fleet. The increase was directly due to net charges of $28 million related to the removal of the CRJ-700 aircraft and related inventory and a loss on the final disposition of Q200 aircraft of $11 million in 2011.

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
NM - Not Meaningful

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense was $55 million in 2011 compared to $65 million in 2010. The $10 million decrease is due to lower interest expense due to payments on maturing debt and prepayments of debt in 2011, higher capitalized interest due to higher levels of capital expenditures, offset by lower investment returns in our marketable securities portfolio, and an impairment charge of $6 million on an owned aircraft that was leased to another carrier that filed for bankruptcy protection, and other-than-temporary-impairments on mortgage-backed securities.

CONSOLIDATED INCOME TAX EXPENSE

Our effective income tax rate for 2011 was 37.9%, compared to 38.1% for 2010. The difference between the effective tax rates for both periods and our statutory tax rate of approximately 37.8% is due primarily to miscellaneous non-deductible expenses, such as per diems.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.3 billion, which represents 27% of trailing 12 months' revenue, and our expected cash from operations;

•	Our 45 unencumbered aircraft as of December 31, 2012 in our operating fleet that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities, with currently none outstanding;

In 2012, we took free and clear delivery of four B737-900ER, three B737-800 aircraft, and two Q400 aircraft. We paid off outstanding debt associated with seven aircraft totaling $103 million and made scheduled debt payments totaling $172 million. In addition, we continued to return capital to our shareholders by repurchasing $60 million of our common stock in 2012, which included stock repurchases under a new $250 million program authorized by the Board in September 2012. Finally, we made voluntary contributions to our qualified defined-benefit pension plans of $110 million in 2012, although there were no funding requirements. We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

The overall strength of our balance sheet was one of the contributing factors for Standard & Poor's recent decision to change our outlook from "Stable" to "Positive" in 2012.

We believe that our current cash and marketable securities balance combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in securities that meet our overall investment strategy of maintaining and securing investment principal. Our investment portfolio is managed by reputable firms that adhere to our investment policy that sets forth investment objectives, approved and prohibited investments, and duration and credit quality guidelines. Our policy and the portfolio managers are continually reviewed to ensure that the investments are aligned with our strategy. As of December 31, 2012, we had a $12 million unrealized gain on our $1.3 billion cash and marketable securities balance.

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	December 31, 2012	December 31, 2011	Change
Cash and marketable securities	$1,252	$1,141	$111
Cash and marketable securities as a percentage of trailing twelve months revenue	27%	26%	1	pt
Long-term debt, net of current portion	871	1,099	(228)
Shareholders’ equity	1,421	1,174	247
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	54%:46%	62%:38%	(8	) pts

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

Cash provided by operating activities was $753 million in 2012, compared to $696 million in the prior year. The $57 million increase was primarily driven by $339 million in increased revenue, offset by higher fuel of $161 million and higher non-fuel operating costs to support increased revenues and capacity. Also, cash received from the sale of miles under our mileage plan program increased approximately $30 million due a 5% increase in miles sold with a 4% increase in rate. In addition, we made voluntary contributions to our qualified pension plan of $110 million versus $133 million in the prior year, and we paid cash taxes of $78 million in the current year compared to $8 million in 2011.

We typically generate positive cash flows from operations, and expect to use a portion to invest in capital expenditures.

Cash Used in Investing Activities

Cash used in investing activities was $645 million during 2012, compared to $403 million in 2011. Our capital expenditures were $518 million, or $131 million higher than in 2011. This is due to the delivery of four B737-900ER aircraft, three B737-800 aircraft and two Q400 aircraft, compared to three B737-800 aircraft in the prior year, as well as purchase deposits for the nine B737-900ER aircraft to be delivered next year and initial deposits related to our new Boeing agreements.

In 2012, we entered into a new agreement and modified existing agreements with Boeing to acquire 50 737 aircraft, including 37 of Boeing's new 737 MAX aircraft. This order positions Alaska to replace aging aircraft over the next decade, including the phase out of nearly all of its 737-400 aircraft by the end of 2017, and continue to operate one of the most modern, environmentally friendly, comfortable and fuel-efficient fleets in the United States.

We now have firm commitments for 71 B737 aircraft through 2022 with options to acquire up to 69 additional 737 NextGen (NG) aircraft and MAX aircraft in 2015 through 2024. The options for both NG and MAX aircraft will give Alaska the flexibility, but not the obligation, to grow the fleet assuming profitability and return on invested capital targets can be met. The new agreements will result in increased capital spending over the next ten years depending on how many of our options are exercised.

The table below reflects total expected capital expenditures and the additional expenditures if options were exercised. These options will be exercised only if we believe return on invested capital targets can be meet:

	2012 Actuals	2013	2014	2015	2016
Aircraft and aircraft purchase deposits - firm	$455	$330	$285	$230	$180
Other flight equipment	24	45	50	25	25
Other property and equipment	39	85	85	75	75
Total property and equipment additions	$518	$460	$420	$330	$280
Aircraft and aircraft deposits related to Alaska options, if exercised(a)	$—	$35	$185	$480	$340
Aircraft and aircraft deposits related to Horizon options, if exercised(a)	$—	$75	$105	$50	$—

(a)	Alaska has options to acquire 69 B737 aircraft with deliveries in 2015 through 2024. Horizon has options to acquire 10 Q400 aircraft with deliveries in 2013 to 2015.

In addition, our capital expenditures related to Terminal 6 at Los Angeles International Airports (LAX) were lower by $53 million, as we placed the assets constructed for others into service in March. For financial reporting purposes, this asset will remain on our balance sheet as we did not qualify for sale accounting due to our continuing involvement with the facility. Over the last two years we have been reimbursed $182 million, which is classified as a financing activity in the consolidated statement of cash flows.

Cash Used by Financing Activities

Cash used by financing activities was $88 million during 2012, compared to $281 million in the prior year. During the current year, we had scheduled debt payments of $172 million, debt prepayments of $103 million, and stock repurchases of $60 million, partially offset by proceeds of $49 million related to three B737-700 sale-leasebacks.

In addition, we received reimbursement from Los Angeles World Airport (LAWA) for our construction of Terminal 6 at LAX of $178 million.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, along with additional debt financing if necessary.

Bank Line-of-Credit Facility

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities, which expires in August 2015, are secured by aircraft. Borrowings on the other $100 million facility are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. We modified the first facility in 2012 by extending the term from March 2013 to August 2015 and the second facility in 2011 by extending the term from March 2014 to March 2016, and reduced the commitment fee for both facilities. The Company has no immediate plans to borrow using either of these facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

Overall, we have firm orders to purchase 71 aircraft. We have options to acquire 69 additional B737 aircraft and options to acquire 10 Q400 aircraft.

The following table summarizes aircraft purchase commitments by year:

	Actual Fleet Count		Expected Fleet Activity
Aircraft	Dec 31, 2011	Dec 31, 2012	2013 Changes	Dec 31, 2013	2014 Changes	Dec 31, 2014
B737 Freighters & Combis	6	6	—	6	(3)	3
B737 Passenger Aircraft	111	118	3	121	—	121
Total Mainline Fleet	117	124	3	127	(3)	124
Q400	48	48	—	48	—	48
Total	165	172	3	175	(3)	172

We expect to pay for the firm future aircraft deliveries in 2013 with cash on hand.  For future firm orders and if we exercise our options for additional deliveries, we may finance the aircraft through internally generated cash, long-term debt, or lease arrangements.

Future Fuel Hedge Positions

We use both call options for crude oil futures and swap agreements for jet fuel refining margins to hedge against price volatility of future jet fuel consumption. We have refining margin swaps in place for approximately 50% of our first quarter 2013 estimated jet fuel purchases at an average price of 89 cents per gallon. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
First Quarter 2013	50%	$98	$12
Second Quarter 2013	50%	$99	$12
Third Quarter 2013	50%	$101	$11
Fourth Quarter 2013	50%	$102	$10
Full Year 2013	50%	$100	$11
First Quarter 2014	44%	$102	$10
Second Quarter 2014	39%	$102	$10
Third Quarter 2014	33%	$101	$9
Fourth Quarter 2014	27%	$103	$8
Full Year 2014	35%	$102	$10
First Quarter 2015	22%	$103	$8
Second Quarter 2015	17%	$101	$7
Third Quarter 2015	11%	$105	$7
Fourth Quarter 2015	6%	$106	$7
Full Year 2015	14%	$103	$7

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2012.

(in millions)	2013	2014	2015	2016	2017	Beyond 2017	Total
Current and long-term debt obligations	$161	$117	$113	$111	$116	$414	$1,032
Operating lease commitments(a)	189	168	135	104	69	209	874
Aircraft purchase commitments	372	332	254	204	322	1,488	2,972
Interest obligations(b)	50	42	37	31	26	44	230
Other obligations(c)	49	44	27	18	19	8	165
Total	$821	$703	$566	$468	$552	$2,163	$5,273

(a)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of December 31, 2012.

(c)
Includes minimum obligations under our long-term power-by-the-hour maintenance agreements and obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the consolidated financial statements for further information.

Pension Obligations

The table above excludes contributions to our various pension plans, which we estimate to be $35 million to $50 million per year, although there are no minimum required contributions. The unfunded liability for our qualified defined-benefit pension plans was $335 million at December 31, 2012 compared to $306 million at December 31, 2011. This results in an 82% funded status on a projected benefit obligation basis compared to 81% funded as of December 31, 2011.

Credit Card Agreements

We have agreements with a number of credit card companies to process the sale of tickets and other services. Under these agreements, there are material adverse change clauses that, if triggered, could result in the credit card companies holding back a reserve from our credit card receivables. Under one such agreement, we could be required to maintain a reserve if our credit rating is downgraded to or below a rating specified by the agreement or our cash and marketable securities balance fell below $500 million. Under another such agreement, we could be required to maintain a reserve if our cash and marketable securities balance fell below $500 million. We are not currently required to maintain any reserve under these agreements, but if we were, our financial position and liquidity could be materially harmed.

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

In 2012, we made tax payments of $78 million. In 2013, if we have similar financial performance our cash taxes may be significantly more due to utilization of federal net operating losses and alternative minimum tax credits in 2012. However, this is highly dependent on actual taxable income and other factors that are difficult to estimate at this time.

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

For miles earned by passengers who fly on us or our travel partners, we recognize a liability and a corresponding selling expense representing the incremental cost associated with the obligation to provide travel in the future. For miles sold to third parties, a portion of the sales proceeds are recorded as deferred revenue and recognized when the award transportation is provided. The commission component of these sales proceeds (defined as the proceeds we receive from the sale of mileage credits minus the amount we defer) is recorded as other-net revenue in the period that miles are sold. This represents services provided by the Company to its business partners and relates primarily to the use of the Company's logo and trademarks along with access to the Company's Mileage Plan members. Commission revenue recognized for the years ended December 31, 2012, 2011 and 2010 was $143 million, $138 million and $124 million, respectively. The deferred revenue is recognized as passenger revenue when awards are issued and flown on one of our airlines, and as other-net revenue for awards issued and flown on partner airlines.

At December 31, 2012, we had approximately 131 billion miles outstanding, resulting in an aggregate liability and deferred revenue balance of $730 million. Both the liability and the deferred revenue are determined based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in estimates; therefore, an incorrect assumption could greatly affect the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

1.	The rate at which we defer sales proceeds from sold miles:

We defer an amount that represents our estimate of the selling price of award travel by looking to the sales prices of comparable paid travel. As our estimates of selling price change, the amount we defer changes, resulting in the recognition of a higher or lower portion of the cash proceeds from the sale of miles as commission revenue in any given period. A 1% increase in the estimated selling price of travel (and related deferral rate) would decrease commission revenue by approximately $3 million. This amount would instead be recognized in a future period when award travel takes place.

2.	The number of miles that will not be redeemed for travel (breakage):

The liability for outstanding Mileage Plan mileage credits includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level to redeem an award. Our estimates of the number of miles that will not be redeemed (breakage) consider historical activity in our members’ accounts and other factors. A hypothetical 1% change in our estimate of breakage (currently 12% in the aggregate) has approximately an $8 million effect on the liability.

3.	The number of miles used per award:

We estimate how many miles will be used per award. For example, our members may redeem credit for award travel to various locations or choose between a highly restricted award and an unrestricted award. Our estimates are based on the current requirements in our Mileage Plan program and historical travel redemption patterns.

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

PENSION PLANS

Accounting rules require recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plans as an asset or liability in the financial statements and requires recognition of the funded status in other comprehensive income. Pension expense is recognized on an accrual basis over employees’ approximate service periods and is generally independent of funding decisions or requirements. We recognized expense for our qualified defined-benefit pension plans of $57 million, $42 million, and $50 million in 2012, 2011, and 2010, respectively. We expect the 2013 expense to be approximately $50 million.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Pension expense increases as the expected rate of return on pension plan assets decreases. As of December 31, 2012, we estimate that the pension plan assets will generate a long-term rate of return of 7.25%, which is consistent with the expected rate at December 31, 2011. This rate was developed using historical data, the current value of the underlying assets, as well as long-term inflation assumptions. We regularly review the actual asset allocation and periodically rebalance investments as appropriate. This expected long-term rate of return on plan assets at December 31, 2012 is based on an allocation of U.S. and non-U.S. equities and U.S. fixed-income securities. Decreasing the expected long-term rate of return by 0.50% (from 7.25% to 6.75%) would increase our estimated 2013 pension expense by approximately $8 million.

Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 3.95% and 4.65% at December 31, 2012 and 2011, respectively. The discount rate at December 31, 2012 was determined using current rates earned on high-quality long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. Decreasing the discount rate by 0.5% (from 3.95% to 3.45%) would increase our projected benefit obligation at December 31, 2012 by approximately $142 million and increase estimated 2013 pension expense by approximately $11 million.

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

LONG-LIVED ASSETS

As of December 31, 2012, we had approximately $3.6 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, changes in fleet plans, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, management decisions regarding the future use of the assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.

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

Aircraft Fuel

Currently, our fuel-hedging portfolio consists of crude oil call options and jet fuel refining margin swap contracts. Both call options and swaps effectively cap our pricing for the crude oil and refining margin components, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With the call option contracts, we still benefit from the decline in crude oil prices, as there is no future cash exposure above the premiums we pay to enter into the contracts. The swap contracts do not require an upfront premium, but do expose us to future cash outlays in the event actual prices are below the swap price during the hedge period. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2012 would increase or decrease the fair value of our crude oil hedge portfolio by approximately $112 million and $35 million, respectively.

Our portfolio value of fuel hedge contracts was $64 million at December 31, 2012 compared to a portfolio value of $107 million at December 31, 2011. We do not have any collateral held by counterparties to these agreements as of December 31, 2012.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see "Derivative Instruments" note in our consolidated financial statements.

Interest Rates

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2012 would correspondingly change our net earnings and cash flows associated with these items by less than $1 million. In order to help mitigate the risk of interest rate fluctuations, we have fixed the interest rates on certain existing variable-rate debt agreements. Our variable-rate debt is approximately 18% of our total long-term debt at December 31, 2012 compared to 23% at December 31, 2011.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2012, interest income would increase by approximately $12 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share)	2012	2011	2012	2011	2012	2011	2012	2011
Operating revenues	$1,039	$965	$1,213	$1,110	$1,272	$1,198	$1,132	$1,044
Operating income	72	134	116	58	270	143	74	114
Net income	41	74	68	29	163	78	44	64
Basic earnings per share(a)	0.57	1.03	0.95	0.40	2.30	1.08	0.62	0.90
Diluted earnings per per share(a)	0.56	1.01	0.93	0.39	2.27	1.06	0.61	0.88

(a)	For earnings per share, the sum of the quarters may not equal the total for the full year due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alaska Air Group, Inc.:

We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Air Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 14, 2013

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$122	$102
Marketable securities	1,130	1,039
Total cash and marketable securities	1,252	1,141
Receivables - less allowance for doubtful accounts of $0 and $1	130	136
Inventories and supplies - net	58	44
Deferred income taxes	148	134
Fuel hedge contracts	26	47
Prepaid expenses and other current assets	123	94
Total Current Assets	1,737	1,596

Property and Equipment
Aircraft and other flight equipment	4,248	4,042
Other property and equipment	855	762
Deposits for future flight equipment	369	234
	5,472	5,038
Less accumulated depreciation and amortization	1,863	1,665
Total Property and Equipment - Net	3,609	3,373

Fuel Hedge Contracts	39	70

Other Assets	120	128

Total Assets	$5,505	$5,167

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS - (continued)

As of December 31 (in millions except share amounts)	2012	2011
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$65	$104
Accrued aircraft rent	18	32
Accrued wages, vacation and payroll taxes	184	164
Other accrued liabilities	539	513
Air traffic liability	534	489
Current portion of long-term debt	161	208
Total Current Liabilities	1,501	1,510

Long-Term Debt, Net of Current Portion	871	1,099
Other Liabilities and Credits
Deferred income taxes	446	363
Deferred revenue	443	410
Obligation for pension and postretirement medical benefits	489	463
Other liabilities	334	148
	1,712	1,384
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value Authorized: 100,000,000 shares, Issued: 2012 - 70,376,543 shares; 2011 - 75,733,044 shares	70	76
Capital in excess of par value	660	802
Treasury stock (common), at cost: 2012 - 0 shares; 2011 - 4,783,494 shares	—	(125)
Accumulated other comprehensive loss	(436)	(390)
Retained earnings	1,127	811
	1,421	1,174
Total Liabilities and Shareholders' Equity	$5,505	$5,167

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per share amounts)	2012	2011	2010
Operating Revenues
Passenger
Mainline	$3,284	$2,995	$2,595
Regional	746	713	671
Total passenger revenue	4,030	3,708	3,266
Freight and mail	111	109	106
Other - net	516	501	460
Total Operating Revenues	4,657	4,318	3,832

Operating Expenses
Wages and benefits	1,038	991	961
Variable incentive pay	88	72	92
Aircraft fuel, including hedging gains and losses	1,459	1,298	901
Aircraft maintenance	222	206	217
Aircraft rent	116	116	139
Landing fees and other rentals	243	238	233
Contracted services	200	185	163
Selling expenses	168	175	154
Depreciation and amortization	264	247	230
Food and beverage service	79	67	57
Other	248	235	201
Fleet transition and restructuring related expenses	—	39	13
Total Operating Expenses	4,125	3,869	3,361
Operating Income	532	449	471

Nonoperating Income (Expense)
Interest income	19	22	29
Interest expense	(64)	(87)	(108)
Interest capitalized	18	12	6
Other - net	9	(2)	8
	(18)	(55)	(65)
Income before income tax	514	394	406
Income tax expense	198	149	155
Net Income	$316	$245	$251

Basic Earnings Per Share:	$4.47	$3.41	$3.50
Diluted Earnings Per Share:	$4.40	$3.33	$3.41
Shares used for computation:
Basic	70.708	71.755	71.644
Diluted	71.784	73.421	73.571

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year Ended December 31 (in millions)	2012	2011	2010

Net Income	$316	$245	$251

Other comprehensive income (loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	9	(1)	7
Reclassification adjustment for gains included in net income	(7)	(3)	(8)
Income tax benefit (expense)	(1)	1	—
Total	1	(3)	(1)

Related to employee benefit plans:
Amortization of net actuarial items and prior service costs	(68)	(175)	(31)
Income tax benefit	25	65	12
Total	(43)	(110)	(19)

Related to interest rate derivative instruments:
Unrealized holding losses arising during the period	(4)	(20)	(11)
Income tax benefit	—	10	4
Total	(4)	(10)	(7)

Other comprehensive loss	(46)	(123)	(27)

Comprehensive income	$270	$122	$224

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balances at December 31, 2009	71.182	$72	$731	$(6)	$(240)	$315	$872
2010 net income						251	251
Other comprehensive loss					(27)		(27)
Common stock repurchase	(2.001)	—	—	(45)			(45)
Stock-based compensation	—	—	14	—			14
Treasury stock issued under stock plans	0.333	—	—	5			5
Stock issued for employee stock purchase plan	0.031	—	—	—			—
Stock issued under stock plans	2.303	2	34	—			36
Balances at December 31, 2010	71.848	74	779	(46)	(267)	566	1,106
2011 net income						245	245
Other comprehensive loss					(123)		(123)
Common stock repurchase	(2.618)	—	—	(79)			(79)
Stock-based compensation	—	—	12	—			12
Treasury stock issued under stock plans	0.007	—	—	—			—
Stock issued for employee stock purchase plan	0.126	—	3	—			3
Stock issued under stock plans	1.587	2	8	—			10
Balances at December 31, 2011	70.950	76	802	(125)	(390)	811	1,174
2012 net income						316	316
Other comprehensive loss					(46)		(46)
Common stock repurchase	(1.686)	(2)	(58)	—			(60)
Stock-based compensation	—	—	15	—			15
Retirement of treasury stock	—	(5)	(120)	125			—
Stock issued for employee stock purchase plan	0.157	—	4	—			4
Stock issued under stock plans	0.956	1	17	—			18
Balances at December 31, 2012	70.377	$70	$660	$—	$(436)	$1,127	$1,421

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2012	2011	2010
Cash flows from operating activities:
Net income	$316	$245	$251
Adjustments to reconcile net income to net cash provided by operating activities:
Fleet transition and restructuring related charges	—	39	13
Depreciation and amortization	264	247	230
Stock-based compensation and other	10	17	9
Changes in certain assets and liabilities:
Changes in fair values of open fuel hedge contracts	43	14	(14)
Changes in deferred income taxes	94	145	145
Increase (decrease) in air traffic liability	45	67	56
Increase (decrease) in deferred revenue	33	7	(32)
Increase (decrease) in other long-term liabilities	4	70	29
Pension contribution	(114)	(141)	(151)
Other - net	58	(14)	17
Net cash provided by operating activities	753	696	553

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(455)	(318)	(139)
Other flight equipment	(24)	(35)	(27)
Other property and equipment	(39)	(34)	(19)
Total property and equipment additions	(518)	(387)	(185)
Assets constructed for others (Terminal 6 at LAX)	(56)	(109)	(29)
Purchases of marketable securities	(1,130)	(884)	(1,022)
Sales and maturities of marketable securities	1,048	956	931
Proceeds from disposition of assets and changes in restricted deposits	11	21	10
Net cash used in investing activities	(645)	(403)	(295)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	107	—
Proceeds from sale-leaseback transactions, net	49	—	—
Long-term debt payments	(275)	(334)	(321)
Common stock repurchases	(60)	(80)	(45)
Proceeds and tax benefit from issuance of common stock	31	19	37
Terminal 6 at LAX reimbursement	178	4	—
Other financing activities	(11)	3	(3)
Net cash used in financing activities	(88)	(281)	(332)
Net increase (decrease) in cash and cash equivalents	20	12	(74)
Cash and cash equivalents at beginning of year	102	90	164
Cash and cash equivalents at end of year	$122	$102	$90

Supplemental disclosure:
Cash paid during the year for:
Interest (net of amount capitalized)	$46	$74	$106
Income taxes	78	8	—
Non-cash transactions:
Relocation credit and assets constructed related to Terminal 6 at LAX	—	16	7
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alaska Air Group, Inc.
December 31, 2012

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

Reclassifications

Certain reclassifications have been made to conform the prior-year data to the current format. During the second quarter of 2012, the Company changed the classification of ancillary revenues, such as checked-bag fees, ticket change fees, and others, from "Passenger revenue" to "Other-net" revenue to enhance comparability of passenger revenue among peers in the industry. The Company has reclassified ancillary revenues in the current period and all prior periods, with the reclassification having no impact on total revenue for any of the respective periods. The table below shows operating revenues originally reported in the Form 10-K for the years ended December 31, 2011 and 2010 and the effect of the reclassification on the consolidated statement of operations (in millions):

	December 31, 2011		December 31, 2010
	As Reclassified	Reported	As Reclassified	Reported
Operating Revenues
Passenger
Mainline	$2,995	$3,176	$2,595	$2,763
Regional	713	775	671	726
Total passenger revenue	3,708	3,951	3,266	3,489
Freight and mail	109	109	106	106
Other - net	501	258	460	237
Total Operating Revenues	$4,318	$4,318	$3,832	$3,832

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper and certificates of deposit. They are carried at cost, which approximates market value. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $14 million and $26 million at December 31, 2012 and 2011, respectively, and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

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

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies—net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. Surplus inventories are carried at their net realizable value. The allowance for all non-surplus expendable inventories was $26 million and $23 million at December 31, 2012 and 2011, respectively. Inventory and supplies—net also includes fuel inventory of $23 million and $20 million at December 31, 2012 and 2011, respectively. Repairable and rotable aircraft parts inventories are included in flight equipment.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which are as follows:

Aircraft and related flight equipment:
Boeing 737 aircraft	20 years
Bombardier Q400	15 years
Buildings	25-30 years
Minor building and land improvements	10 years
Capitalized leases and leasehold improvements	Shorter of lease term or estimated useful life
Computer hardware and software	3-5 years
Other furniture and equipment	5-10 years

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $2 million and $2 million as of December 31, 2012 and December 31, 2011, respectively.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability until travel or date of expiration. Air traffic liability includes approximately $26 million and $22 million related to travel credits for future travel, as of December 31, 2012 and December 31, 2011, respectively. These credits are recognized into revenue either when the passenger travels or the date of expiration, which is twelve months from issuance. Commissions to travel agents and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Taxes collected from passengers, including transportation excise taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the consolidated statements of operations. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are based on the Company’s historical data.

Freight and mail revenues are recognized when service is provided.

Other—net revenues are primarily related to the Mileage Plan and they are recognized as described in the “Mileage Plan” paragraph below. Other—net also includes certain ancillary or non-ticket revenues, such as checked-bag fees, reservations fees, ticket change fees, on-board food and beverage sales, and to a much lesser extent commissions from car and hotel vendors, and from the sales of travel insurance.  These items are recognized as revenue when the related services are provided.  Boardroom (airport lounge) memberships are recognized as revenue over the membership period.

Mileage Plan

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska or Horizon and through airline partners, the estimated cost of providing award travel is recognized as a selling expense and accrued as a liability as miles are earned and accumulated.

Alaska also sells miles to non-airline partners, such as hotels, car rental agencies, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers the portion of the sales proceeds that represents the estimated selling price of the award transportation and recognizes that amount as revenue when the award transportation is provided. The deferred proceeds are recognized as passenger revenue for awards redeemed and flown on Alaska or Horizon, and as other-net revenue for awards redeemed and flown on other airlines (less the cost paid to the other airlines based on contractual agreements). The portion of the sales proceeds not deferred is recognized as commission income in the period that the mileage credits are sold and included in other revenue—net in the consolidated statements of operations.

Alaska’s Mileage Plan deferred revenue and liabilities on the consolidated balance sheets as of December 31 (in millions):

	2012	2011
Current Liabilities:
Other accrued liabilities	$285	$271
Other Liabilities and Credits:
Deferred revenue	428	392
Other liabilities	17	17
Total	$730	$680

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, including $39 million and $39 million at December 31, 2012 and 2011, respectively, associated with Mileage Plan awards issued but not yet flown.

Alaska’s Mileage Plan revenue included in the consolidated statements of operations for the years ended December 31 (in millions):

	2012	2011	2010
Passenger revenues	$183	$201	$190
Other-net revenues	209	195	183
Total Mileage Plan revenues	$392	$396	$373

Other—net revenues includes commission revenue of $143 million, $138 million, and $124 million in 2012, 2011, and 2010, respectively.

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of Mileage Plan travel awards earned through air travel, advertising, promotional costs, commissions, and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $16 million, $16 million, and $16 million during the years ended December 31, 2012, 2011, and 2010, respectively.

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

The Company does not hold or issue derivative fuel hedge contracts for trading purposes and does not apply hedge accounting. For cash flow hedges related to our interest rate swaps, the effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in interest expense.

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. In 2012, 2011, and 2010, antidilutive stock options excluded from the calculation of EPS were not material.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

December 31, 2012	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$28	$—	$—	$28
Cash equivalents	94	—	—	94
Cash and cash equivalents	122	—	—	122
U.S. government and agency securities	271	1	—	272
Foreign government bonds	50	1	—	51
Asset-back securities	61	1	—	62
Mortgage-back securities	137	1	(1)	137
Corporate notes and bonds	577	8	—	585
Municipal securities	23	—	—	23
Marketable securities	1,119	12	(1)	1,130
Total	$1,241	$12	$(1)	$1,252

December 31, 2011	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$62	$—	$—	$62
Cash equivalents	40	—	—	40
Cash and cash equivalents	102	—	—	102
U.S. government and agency securities	293	3	—	296
Foreign government bonds	24	1	—	25
Asset-back securities	58	—	—	58
Mortgage-back securities	124	1	—	125
Corporate notes and bonds	519	7	(3)	523
Municipal securities	12	—	—	12
Marketable securities	1,030	12	(3)	1,039
Total	$1,132	$12	$(3)	$1,141

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2012.

Activity for marketable securities for the years ended December 31 (in millions):

	2012	2011	2010
Proceeds from sales and maturities	$1,048	$956	$931
Gross realized gains	9	8	10
Gross realized losses	(2)	(3)	(2)
Other-than-temporary impairments on investments	—	(2)	—

Debt investment maturities as of December 31, 2012 (in millions):

December 31, 2012	Cost Basis	Fair Value
Due in one year or less	$211	$212
Due after one year through five years	898	908
Due after five years through 10 years	10	10
Due after 10 years	—	—
Total	$1,119	$1,130

NOTE 3. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil and swap agreements for jet fuel refining margins.

As of December 31, 2012, the Company had fuel hedge contracts outstanding covering 454 million gallons of crude oil that will be settled from January 2013 to December 2015. Refer to the contractual obligations and commitments section of Item 7 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet as of December 31 (in millions):

	2012	2011
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$26	$47
Fuel hedge contracts, noncurrent assets	39	70
Fuel hedge contracts, current liabilities	(1)	$(10)

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(6)	(5)
Other liabilities	(27)	(24)
Losses in accumulated other comprehensive loss (AOCL)	(33)	(29)

The net cash received (paid) for new positions and settlements was $(19) million, $16 million, and $(16) million during 2012, 2011, and 2010, respectively.

Pretax effect of derivative instruments on earnings (fuel hedges) and AOCL (interest rate swaps) at December 31 (in millions):

	2012	2011	2010
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Losses recognized in aircraft fuel expense	$(62)	$(9)	$(2)

Derivative Instruments Designated as Hedges
Interest rate swaps
Losses recognized in aircraft rent	(6)	(6)	(6)
Losses recognized in other comprehensive income (OCI)	(10)	(26)	(17)

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. The amounts shown as recognized in OCI are prior to the losses recognized in aircraft rent during the period. The Company expects $6 million to be reclassified from OCI to aircraft rent within the next twelve months.

Credit Risk and Collateral

The Company is exposed to credit losses in the event of non-performance by counterparties to these derivative instruments. To mitigate exposure, the Company periodically reviews the risk of counterparty nonperformance by monitoring the absolute exposure levels and credit ratings. The Company maintains security agreements with a number of its counterparties which may require the Company to post collateral if the fair value of the selected derivative instruments fall below specified mark-to-market thresholds. The posted collateral does not offset the fair value of the derivative instruments and is included in "Prepaid expenses and other current assets" on the consolidated balance sheet.

The Company posted collateral of $15 million, $1 million and nil as of December 31, 2012, 2011 and 2010, respectively. The collateral was provided to one counterparty associated with the net liability position of the interest rate swap agreements offset by the net asset position of the fuel hedge contracts under a master netting arrangement.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

December 31, 2012	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government securities	$272	$—	$272
Foreign government bonds	—	51	51
Asset-back securities	—	62	62
Mortgage-back securities	—	137	137
Corporate notes and bonds	—	585	585
Municipal securities	—	23	23
Derivative instruments
Fuel hedge contracts
Call options	—	65	65

Liabilities
Derivative instruments
Fuel hedge contracts
Swap agreements	—	(1)	(1)
Interest rate swap agreements	—	(33)	(33)

December 31, 2011	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government securities	$296	$—	$296
Foreign government bonds	—	25	25
Asset-back securities	—	58	58
Mortgage-back securities	—	125	125
Corporate notes and bonds	—	523	523
Municipal securities	—	12	12
Derivative instruments
Fuel hedge contracts
Call options	—	117	117

Liabilities
Derivative instruments
Fuel hedge contracts
Swap agreements	—	(10)	(10)
Interest rate swap agreements	$—	$(29)	$(29)

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

The Company uses the market approach and the income approach to determine the fair value of derivative instruments. Fuel hedge contracts that are not traded on a public exchange are Level 2 as the fair value is primarily based on inputs which are readily available in active markets or can be derived from information available in active markets. The fair value for call options is determined utilizing an option pricing model based on inputs that are readily available in active markets, or can be derived from information available in active markets. In addition, the fair value considers the exposure to credit losses in the event of non-performance by counterparties. The fair value of jet fuel refining margins is determined based on inputs readily available in public markets and provided by brokers who regularly trade these contracts. Interest rate swap agreements are Level 2 as the fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value.

The Company has no other financial assets that are measured at fair value on a nonrecurring basis at December 31, 2012.

Fair Value of Other Financial Instruments

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash and Cash Equivalents: Carried at amortized costs which approximate fair value.

Debt: The carrying amounts of the Company's variable-rate debt approximate fair values. For fixed-rate debt, the Company uses the income approach to determine the estimated fair value, by using discounted cash flow using the Company's current borrowing rate.

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt as of December 31 (in millions):

	2012	2011
Carrying Amount	$844	$1,003
Fair value	915	1,076

NOTE 5. ASSETS CONSTRUCTED FOR OTHERS (TERMINAL 6 AT LAX)

In March 2012, the Company placed into service assets constructed for others (Terminal 6 at LAX), including a new baggage system, additional gates, new common use systems, expansion of security screening checkpoints, and a new ticket lobby, all of which were constructed for the City of Los Angeles and Los Angeles World Airports (LAWA). Additionally, the Company
placed into service proprietary renovations in the ticketing lobby and at the new gates included in Terminal 6. During the fourth quarter of 2012, the Company was reimbursed for substantially all of the non-proprietary renovations.

For accounting and financial reporting purposes, the Company is considered to be the owners of the assets constructed for others and did not qualify for sale and leaseback accounting when the non-proprietary assets were transferred to the City of Los Angeles due to the Company's continuing involvement with the project. As a result, all of the costs incurred to fund the project are included in "Other property and equipment" and all amounts that have been and will be reimbursed will be in "Other liabilities" on the balance sheet. These assets and liabilities were as follows as of December 31 (in millions):

	2012	2011
Proprietary assets of T6 at LAX	$17	$9
Assets constructed for others (T6 at LAX)	199	143
Other property and equipment	216	152

Reimbursement for assets constructed	187	12
Deferred interest income	14	6
Other liabilities	$201	$18

The assets will be depreciated over the life of the lease based on the straight-line method, while the liability will amortize on the effective interest method based on the lease rental payments. Because the Company will only operate a small portion of the gates in the new terminal, the asset and liability will depreciate and amortize to an estimated fair value at the end of the lease term, at which time we may terminate the lease of the assets and derecognize our obligation or we may extend our lease term.

Future minimum payments related to the Terminal 6 lease are included in facility leases described in the "Commitments and Contingencies" note.

NOTE 6. LONG-TERM DEBT

Long-term debt obligations were as follows at December 31 (in millions):

	2012	2011
Fixed-rate notes payable due through 2024	$844	$1,003
Variable-rate notes payable due through 2023	188	304
Long-term debt	1,032	1,307
Less current portion	161	208
	$871	$1,099

Weighted-average fixed-interest rate	5.8%	5.8%
Weighted-average variable-interest rate	2.0%	1.9%

All of the Company’s borrowings were secured by aircraft.

During 2012, the Company made scheduled debt payments of $172 million. The Company also prepaid the full debt balance on seven outstanding aircraft debt agreements totaling $103 million. In 2011, the Company borrowed approximately $107 million for six of the Q400 aircraft delivered in 2011. As of December 31, 2012, none of the Company's borrowings were restricted by covenants.

At December 31, 2012, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
2013	$161
2014	117
2015	113
2016	111
2017	116
Thereafter	414
Total principal payments	$1,032

Bank Line of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities are secured by aircraft. Borrowings on the other $100 million facility are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company modified the first facility in 2012 by extending the term from March 2013 to August 2015 and the second facility in 2011 by extending the term from March 2014 to March 2016, and reduced the commitment fee for both facilities. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at December 31, 2012.

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

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2012	2011
Excess of tax over book depreciation	$842	$795
Other—net	19	17
Gross deferred tax liabilities	861	812

Mileage Plan	(265)	(242)
AMT and other tax credits	(1)	(53)
Inventory obsolescence	(15)	(13)
Deferred gains	(13)	(14)
Employee benefits	(230)	(218)
Loss carryforwards	—	(13)
Fuel hedge contracts	(18)	(3)
Other—net	(21)	(27)
Gross deferred tax assets	(563)	(583)
Net deferred tax liabilities	298	229

Current deferred tax asset	(148)	(134)
Noncurrent deferred tax liability	446	363
Net deferred tax liability	$298	$229

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, deferred assets and liabilities did not include certain deferred tax assets at December 31, 2011, that arose directly from the tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets included loss carryforwards of $10 million as of December 31, 2011. The Company used ASC 740 ordering for purposes of determining when excess tax benefits have been realized. During 2012, the Company recognized all of the previously unrecognized deferred tax assets related to the excess tax benefits of stock compensation, which decreased "Deferred income taxes" and increased "Capital in excess of par."

The Company has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2012. This conclusion is based on the expected future reversals of existing taxable temporary differences, anticipated future taxable income, and the potential for future tax planning strategies to generate taxable income, if needed. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

Components of Income Tax Expense

The components of income tax expense were as follows (in millions):

	2012	2011	2010
Current tax expense (benefit):
Federal	$83	—	$7
State	11	4	3
Total current	94	4	10

Deferred tax expense:
Federal	94	135	132
State	10	10	13
Total deferred	104	145	145
Total tax expense related to income	$198	$149	$155

Income Tax Rate Reconciliation

Income tax expense reconciles to the amount computed by applying the U.S. federal rate of 35% to income before income tax and accounting change as follows (in millions):

	2012	2011	2010
Income before income tax	$514	$394	$406

Expected tax expense	180	138	142
Nondeductible expenses	3	1	2
State income taxes	14	10	11
Other—net	1	—	—
Actual tax expense	$198	$149	$155

Effective tax rate	38.5%	37.9%	38.1%

Uncertain Tax Positions

The Company has identified its federal tax return and its state tax returns in Alaska, Oregon, and California as “major” tax jurisdictions.  A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2009 to 2011
Alaska	2009 to 2011
California	2008 to 2011
Oregon	2002 to 2011

The 2002 to 2007 Oregon tax returns are subject to examination only to the extent of net operating loss carryforwards from those years that were utilized in 2010 and later years.

At December 31, 2012, the total amount of unrecognized tax benefits is recorded as a liability, all of which would impact the effective tax rate. Unrecognized tax benefits on uncertain tax positions were not material as of December 31, 2012, 2011 and 2010. No interest or penalties related to these tax positions were accrued as of December 31, 2012.

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

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 3.95% and 4.65% were used as of December 31, 2012 and 2011, respectively. For 2012, the rate of compensation increase used varied from 3.05% to 4.02%, depending on the related work group. For 2011, the rate of compensation increases was 2.94% to 4.17%.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 4.65%, 5.55%, and 5.85% were used for the years ended December 31, 2012, 2011, and 2010, respectively. Expected return on plan assets used was 7.25%, 7.75% and 7.75% for the years ended December 31, 2012, 2011, and 2010, respectively. The rate of compensation increase used varied from 2.94% to 4.17% for the year ended December 31, 2012, 2.99% to 4.35% for the year ended December 31, 2011, and 3.21% to 4.53% for the year ended 2010, depending on the plan and the related work group.

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

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities.  The asset allocation of the funds in the qualified defined-benefit plans, by asset category, is as follows as of December 31:

	2012	2011
Asset category:
Money market fund	5%	1%
Domestic equity securities	43%	45%
Non-U.S. equity securities	20%	20%
Fixed income securities	32%	34%
Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a fund manager and invests in various asset classes to diversify risk. Target allocations for the primary asset classes are approximately:

Domestic equities:	37% - 52%
Non-U.S. equities:	15% - 25%
Fixed income:	30% - 42%

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

As of December 31, 2012, other than the money market fund, all assets were invested in common commingled trust funds.  The Company uses the net asset values of these funds to determine fair value as allowed using the practical expediency method outlined in the accounting standards.  Plan asset by fund category and fair value hierarchy level as of December 31 (dollars in millions):

	2012	2011	Level
Fund type:
Money market fund	$75	$12	1
U.S. equity market fund	654	579	2
Non-U.S. equity fund	304	256	2
Credit bond index fund	102	—	2
U.S. debt index fund	—	75	2
Government/credit bond index fund	403	366	2
Plan assets	$1,538	$1,288

Nonqualified Defined-Benefit Pension Plan

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. This plan uses a December 31 measurement date.

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 3.95% and 4.65% were used as of December 31, 2012 and 2011, respectively. The rate of compensation increase used was 5.00% as of December 31, 2012 and 2011.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 4.65%, 5.55%, and 5.85% were used for the years ended December 31, 2012, 2011, and 2010, respectively. The rate of compensation increase used was 7.00% per year during the first four years of employment and 5.00% thereafter for the year ended December 31, 2012. The rate of compensation increase used was 5.00% for the years ended December 31, 2011 and 2010.

Combined Disclosures for Defined-Benefit Pension Plans

The following table sets forth the status of the plans as of December 31 (in millions):

	Qualified		Nonqualified
	2012	2011	2012	2011
Projected benefit obligation (PBO)
Beginning of year	$1,594	$1,343	$43	$41
Service cost	38	35	1	1
Interest cost	73	73	2	2
Plan amendments	—	(21)	—	1
Actuarial (gain) loss	214	206	(2)	3
Benefits paid	(46)	(42)	(2)	(5)
End of year	$1,873	$1,594	$42	$43

Plan assets at fair value
Beginning of year	$1,288	$1,143	$—	$—
Actual return on plan assets	186	54	—	—
Employer contributions	110	133	2	5
Benefits paid	(46)	(42)	(2)	(5)
End of year	$1,538	$1,288	$—	$—
Funded status (unfunded)	$(335)	$(306)	$(42)	$(43)

Percent funded	82%	81%	—	—

The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $1,733 million and $1,483 million at December 31, 2012 and 2011, respectively. The accumulated benefit obligation for the nonqualified defined-benefit plan was $41 million and $42 million at December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, the amounts recognized in the consolidated balance sheets were as follows (in millions):

	2012		2011
	Qualified	Nonqualified	Qualified	Nonqualified
Accrued benefit liability-current	$—	$2	$—	$2
Accrued benefit liability-long term	335	40	306	41
Total liability recognized	$335	$42	$306	$43

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN AOCL:

	2012		2011
	Qualified	Nonqualified	Qualified	Nonqualified
Prior service credit	$(15)	$—	$(15)	$—
Net loss	695	9	613	12
Amount recognized in AOCL (pretax)	$680	$9	$598	$12

The expected amortization of prior service credit and net loss from AOCL in 2013 is $1 million and $43 million, respectively, for the qualified defined-benefit pension plans. For the nonqualified defined-benefit pension plans, the expected combined amortization of prior service cost and net loss from AOCL in 2013 is $1 million.

Net pension expense for the defined-benefit plans included the following components for the years ended December 31 (in millions):

	Qualified			Nonqualified
	2012	2011	2010	2012	2011	2010
Service cost	$38	$35	$32	$1	$1	$1
Interest cost	73	73	68	2	2	2
Expected return on assets	(93)	(88)	(71)	—	—	—
Amortization of prior service cost	(1)	(1)	(1)	—	—	—
Recognized actuarial loss	40	23	22	1	1	—
Net pension expense	$57	$42	$50	$4	$4	$3

Historically, the Company’s practice has been to contribute to the qualified defined-benefit pension plans in an amount equal to the greater of 1) the minimum required by law, 2) the Pension Protection Act (PPA) target liability, or 3) the service cost as actuarially calculated. There are no current funding requirements for the Company’s plans in 2013. However, the funding in 2013 is estimated to be $35 million to $50 million. The Company expects to contribute approximately $2 million to the nonqualified defined-benefit pension plans during 2013.

Future benefits expected to be paid over the next ten years under the defined-benefit pension plans from the assets of those plans as of December 31, 2012 (in millions):

	Qualified	Nonqualified
2013	$60	$2
2014	75	3
2015	78	3
2016	79	5
2017	95	3
2018 - 2022	532	23

Postretirement Medical Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded. This liability was determined using an assumed discount rate of 3.95% and 4.65% at December 31, 2012 and 2011, respectively. The Company does not believe the U.S. Health Care Reform: The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act will have a significant impact on the Company's cost for postretirement medical benefits.

(in millions)	2012	2011
Accumulated postretirement benefit obligation
Beginning of year	$120	$133
Service cost	5	6
Interest cost	5	7
Actuarial gain	(11)	(23)
Benefits paid	(2)	(3)
End of year	$117	$120

Plan assets at fair value
Beginning of year	$—	$—
Employer contributions	2	3
Benefits paid	(2)	(3)
End of year	$—	$—
Funded status (unfunded)	$(117)	$(120)

As of December 31, 2012 and 2011, the amounts recognized in the consolidated balance sheets (in millions):

	2012	2011
Accrued benefit liability-current	$4	$4
Accrued benefit liability-long term	113	116
Total liability recognized	$117	$120

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN AOCL:

(in millions)	2012	2011
Prior service cost	$2	$2
Net gain	(15)	(4)
Amount recognized in AOCL (pretax)	$(13)	$(2)

The Company uses a December 31 measurement date to assess obligations associated with the subsidy of retiree medical costs. Net periodic benefit cost for the postretirement medical plans included the following components for the years ended December 31 (in millions):

	2012	2011	2010
Service cost	$5	$6	$5
Interest cost	5	7	7
Amortization of prior service cost	1	1	—
Recognized actuarial (gain) loss	(1)	1	—
Net periodic benefit cost	$10	$15	$12

This is an unfunded plan. The Company expects to contribute approximately $4 million to the postretirement medical benefits plan in 2013, which is equal to the expected benefit payments.

Future benefits expected to be paid over the next ten years under the postretirement medical benefits plan as of December 31, 2012 (in millions):

2013	$4
2014	5
2015	5
2016	6
2017	7
2018– 2022	43

The assumed health care cost trend rates to determine the expected 2013 benefits cost are 8.3%, 8.3%, 5.0% and 4.0% for medical, prescription drugs, dental and vision costs, respectively. The assumed trend rate declines steadily through 2028 where the ultimate assumed trend rates are 4.7% for medical, prescription drugs and dental, and 4.0% for vision.

A 1% higher or lower trend rate in health care costs has the following effect on the Company’s postretirement medical plans for the years ended December 31 (in millions):

	2012	2011	2010
Change in service and interest cost
1% higher trend rate	$2	$2	$2
1% lower trend rate	(1)	(2)	(2)
Change in year-end postretirement benefit obligation
1% higher trend rate	$14	$14	$16
1% lower trend rate	(12)	(13)	(14)

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $43 million, $42 million, and $40 million in 2012, 2011, and 2010, respectively.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheet at December 31, 2012 and 2011.

Pilot Long-term Disability Benefits

Alaska maintains a long-term disability plan for its pilots. The long-term disability plan does not have a service requirement. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2012 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability was $11 million and $8 million, which was recorded net of a prefunded trust account of $1 million and $1 million, and included in long-term other liabilities on the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

Employee Incentive-Pay Plans

Alaska and Horizon have employee incentive plans that pay employees based on certain financial and operational metrics. The aggregate expense under these plans in 2012, 2011 and 2010 was $88 million, $72 million, and $92 million, respectively. The plans are summarized below:

•
Performance-Based Pay (PBP) is a program that rewards all employees.  The program is based on four separate metrics related to Air Group profitability, safety, achievement of unit-cost goals, and employee engagement as measured by customer satisfaction.

•	The Operational Performance Rewards Program entitles all Air Group employees to quarterly payouts of up to $300 per person if certain operational and customer service objectives are met.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Future minimum fixed payments for commitments as of December 31, 2012 (in millions):

	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements	Engine Maintenance
2013	$142	$47	$372	$17	$32
2014	126	42	332	18	26
2015	104	31	254	18	9
2016	82	22	204	18	—
2017	51	18	322	19	—
Thereafter	80	129	1,488	8	—
Total	$585	$289	$2,972	$98	$67

Lease Commitments

At December 31, 2012, the Company had lease contracts for 63 aircraft, which have remaining noncancelable lease terms ranging from 2013 to 2021. Of these aircraft, 14 are non-operating (i.e. not in the Company's fleet) and subleased to third-party carriers. In 2012, the Company entered into an agreement to sell and leaseback three B737-700 aircraft. The lease terms were less than two years and qualify as operating leases. The sale of the aircraft resulted in a gain of $3 million, which was deferred and is being amortized over the life of the leases to aircraft rent expense on the consolidated statement of operations. The majority of airport and terminal facilities are also leased. Rent expense was $275 million, $275 million, and $295 million, in 2012, 2011, and 2010, respectively.

Aircraft Commitments

In 2012, the Company entered into a new agreement and modified existing agreements with Boeing to acquire 50 new B737 aircraft. As of December 31, 2012, the Company is committed to purchasing 71 B737 aircraft, including 34 B737-900ER aircraft and 37 B737 MAX aircraft, with deliveries in 2013 through 2022. In addition, the Company has options to purchase an additional 69 B737 aircraft and ten Q400 aircraft.

Capacity Purchase Agreements (CPAs)

At December 31, 2012, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Beginning January 1, 2011, Horizon sold 100% of its capacity under a CPA with Alaska. On May 14, 2011, SkyWest Airlines, Inc. began flying certain routes under a CPA with Alaska. In addition, Alaska has a CPA with PenAir to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

Engine Maintenance

The Company had power-by-the-hour maintenance agreements for all B737-400, B737-700 and B737-900 engines at December 31, 2012. These agreements transfer risk to third-party service providers and fix the amount the Company pays per flight hour in exchange for maintenance and repairs under a predefined maintenance program. Future payments are based on minimum flight hours. Accordingly, payments could differ materially based on actual flight hours.

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

NOTE 10. SHAREHOLDERS' EQUITY

Common Stock Split

On February 15, 2012, the Board of Directors declared a two-for-one split of the Company's common stock by means of a stock distribution. The additional shares were distributed on March 16, 2012, to the shareholders of record on March 2, 2012. The stock split increased the Company's outstanding shares from approximately 36 million shares as of December 31, 2011 to about 71 million shares. Historical outstanding shares and per share amounts were recast upon the distribution.
Common Stock Repurchase

In September 2012, the Board of Directors authorized a $250 million share repurchase program, which does not have an expiration date, but is expected to be completed by December 2014. In February 2012, the Board of Directors authorized a $50 million share repurchase program, which was completed in September 2012. In June 2011, the Board of Directors authorized a $50 million share repurchase program, which was completed in January 2012. In June 2010, the Board of Directors authorized a $50 million share repurchase program, which was completed in April 2011. In June 2009, the Board of Directors authorized a $50 million share repurchase program, which was completed in May 2010.

Share repurchase activity as of December 31 (in millions, except shares):

	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
$250 million Repurchase Program	202,510	$8	—	$—	—	$—
2012 Repurchase Program	1,437,101	50	—	—	—	—
2011 Repurchase Program	46,340	2	1,595,000	48	—	—
2010 Repurchase Program	—	—	1,023,600	31	710,000	19
2009 Repurchase Program	—	—	—	—	1,291,496	26
	1,685,951	$60	2,618,600	$79	2,001,496	$45

Retirement of Treasury Shares

In 2012, the Company retired 4,829,834 common shares that had been held in treasury. This action did not impact the total number of common shares outstanding.

Accumulated Other Comprehensive Loss (AOCL)

AOCL consisted of the following at December 31 (in millions, net of tax):

	2012	2011
Unrealized gain on marketable securities considered available-for-sale	$(7)	$(6)
Related to employee benefit plans	423	380
Related to interest rate derivatives	20	16
	$436	$390

NOTE 11. STOCK-BASED COMPENSATION PLANS

The table below summarizes the components of total stock-based compensation for the years ended December 31 (in millions):

	2012	2011	2010
Stock options	$2	$3	$4
Stock awards	11	8	9
Deferred stock awards	1	—	—
Employee stock purchase plan	1	1	1
Stock-based compensation	$15	$12	$14

Tax benefit related to stock-based compensation	$5	$4	$5

Unrecognized stock-based compensation for non-vested options and awards and the weighted-average period the expense will be recognized for the year ended December 31, 2012 (in millions):

	Amount	Weighted- Average Period
Stock options	$2	0.7
Stock awards	5	0.4
Unrecognized stock-based compensation	$7	0.5

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan (ESPP).

The Company is authorized to issue 18 million shares of common stock under these plans and as of December 31, 2012, of which 9,410,755 shares remain available for future grants of either options or stock awards.

Stock Options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31:

	2012	2011	2010
Expected volatility	55%	56%	55%
Expected term	6 years	6 years	6 years
Risk-free interest rate	1.08%	2.26%	2.78%
Expected dividend yield	—	—	—
Weighted-average grant date fair value per share	$17.23	$16.40	$9.03
Estimated fair value of options granted (millions)	$2	$2	$2

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

The tables below summarize stock option activity for the year ended December 31, 2012:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2011	1,301,596	$17.02	6.5	$27
Granted	120,750	38.13
Exercised	(471,806)	14.43
Forfeited or expired	(8,816)	20.43
Outstanding, December 31, 2012	941,724	$20.99	6.2	$21

Exercisable, December 31, 2012	447,288	$17.61	5.0	$11
Vested or expected to vest, December 31, 2012	939,448	$20.99	6.2	$21

	2012	2011	2010
Intrinsic value of option exercises	$11	$20	$23
Cash received from stock option exercises	7	17	37
Tax benefit related to stock option exercises	4	8	9
Fair value of options vested	4	3	4

Stock Awards

Restricted stock units (RSUs) are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of the vest period. The fair value of the RSUs is based on the stock price on the date of grant. The RSUs “cliff vest” after three years, or the period from the date of grant to the employee’s retirement eligibility, and expense is recognized accordingly. Performance Share Unit (PSUs) are awarded to certain executives to receive shares of common stock if specific performance goals and market conditions are achieved. There are several tranches of PSUs which vest when performance goals and market conditions are met.

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2011	1,123,002	$19.30	0.7	$42
Granted	343,763	30.65
Vested	(689,906)	15.32
Forfeited	(22,566)	14.86
Non-vested, December 31, 2012	754,293	$28.06	0.6	$33

Deferred Stock Awards

Deferred Stock Units (DSUs) are awarded to members of its Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee Stock Purchase Plan (ESPP)

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 157,373, 125,564, and 31,098 shares in 2012, 2011, and 2010 under the ESPP.

NOTE 12. FLEET TRANSITION AND RESTRUCTURING RELATED EXPENSES

The table below summarizes fleet transition and restructuring related expenses for the years ended December 31 (in millions):

	2012	2011	2010
Horizon Fleet Transition - CRJ-700	$—	$28	$10
Horizon Fleet Transition - Q200	—	11	—
Horizon Restructuring	—	—	3
Total	$—	$39	$13

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

NOTE 13. OPERATING SEGMENT INFORMATION

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
Alaska Mainline - The Boeing 737 part of Alaska's business.
Alaska Regional - Alaska's shorter distance network. In this segment, Alaska Regional records actual on board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under CPAs. Additionally, Alaska Regional includes a small allocation of corporate overhead such as IT, finance and other administrative costs incurred by Alaska and on behalf of Horizon.
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

Operating segment information is as follows (in millions):

	Alaska
Year ended December 31, 2012	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Charges	Consolidated
Operating revenues
Passenger
Mainline	$3,284	$—	$—	$—	$3,284	$—	$3,284
Regional	—	746	—	—	746	—	746
Total passenger revenues	3,284	746	—	—	4,030	—	4,030
CPA revenues	—	—	369	(369)	—	—	—
Freight and mail	107	4	—	—	111	—	111
Other-net	448	61	7	—	516	—	516
Total operating revenues	3,839	811	376	(369)	4,657	—	4,657

Operating expenses
Operating expenses, excluding fuel	2,131	566	338	(369)	2,666	—	2,666
Economic fuel(c)	1,238	183	—	—	1,421	38	1,459
Total operating expenses	3,369	749	338	(369)	4,087	38	4,125

Nonoperating income (expense)
Interest income	19	—	—	—	19	—	19
Interest expense	(47)	—	(16)	(1)	(64)	—	(64)
Other	24	—	2	1	27	—	27
	(4)	—	(14)	—	(18)	—	(18)
Income (loss) before income tax	$466	$62	$24	$—	$552	$(38)	$514

	Alaska
Year ended December 31, 2011	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Charges	Consolidated
Operating revenues
Passenger
Mainline	$2,995	$—	$—	$—	$2,995	$—	$2,995
Regional	—	713	—	—	713	—	713
Total passenger revenues	2,995	713	—	—	3,708	—	3,708
CPA revenues	—	—	369	(369)	—	—	—
Freight and mail	105	4	—	—	109	—	109
Other-net	431	62	8	—	501	—	501
Total operating revenues	3,531	779	377	(369)	4,318	—	4,318

Operating expenses
Operating expenses, excluding fuel(b)	2,015	544	340	(367)	2,532	39	2,571
Economic fuel(c)	1,101	167	—	—	1,268	30	1,298
Total operating expenses	3,116	711	340	(367)	3,800	69	3,869

Nonoperating income (expense)
Interest income	24	—	—	(2)	22	—	22
Interest expense	(72)	—	(17)	2	(87)	—	(87)
Other	8	—	2		10	—	10
	(40)	—	(15)	—	(55)	—	(55)
Income (loss) before income tax	$375	$68	$22	$(2)	$463	$(69)	$394

	Alaska
Year ended December 31, 2010	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Charges	Consolidated
Operating revenues
Passenger
Mainline	$2,595	$—	$—	$—	$2,595	$—	$2,595
Regional	—	308	363	—	671	—	671
Total passenger revenues	2,595	308	363	—	3,266	—	3,266
CPA revenues	—	—	274	(274)	—	—	—
Freight and mail	102	2	2	—	106	—	106
Other-net	397	23	40	—	460	—	460
Total operating revenues	3,094	333	679	(274)	3,832	—	3,832

Operating expenses
Operating expenses, excluding fuel(b)	1,917	299	502	(271)	2,447	13	2,460
Economic fuel(c)	757	—	139	—	896	5	901
Total operating expenses	2,674	299	641	(271)	3,343	18	3,361

Nonoperating income (expense)
Interest income	35	—	4	(10)	29	—	29
Interest expense	(97)	—	(20)	9	(108)	—	(108)
Other	13	—	—	1	14	—	14
	(49)	—	(16)	—	(65)	—	(65)
Income (loss) before income tax	$371	$34	$22	$(3)	$424	$(18)	$406

(a)	The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain charges.

(b)	Refer to the Fleet Transition and Restructuring Related Expenses note for a summary of special charges for each respective period.

(c)	Represents adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel-hedge accounting.

	2012	2011	2010
Depreciation:
Alaska(a)	$217	203	$189
Horizon	47	43	41
Parent company	—	1	—
Consolidated	$264	$247	$230

Capital expenditures:
Alaska(a)	$477	$250	$166
Horizon	41	137	19
Consolidated	$518	$387	$185

Total assets at end of period:
Alaska(a)	$5,177	$4,775
Horizon	823	847
Parent company	1,832	1,584
Elimination of inter-company accounts	(2,327)	(2,039)
Consolidated	$5,505	$5,167

(a)	There are no depreciation expenses, capital expenditures or assets associated with purchased capacity flying at Alaska Regional.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alaska Air Group, Inc.:

We have audited Alaska Air Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Air Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (included in Item 9A). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Alaska Air Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012, and our report dated February 14, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
February 14, 2013

ITEM 9B. OTHER INFORMATION

On October 10, 2012, Alaska Airlines, Inc. (Alaska) amended and supplemented its aircraft purchase agreement with The Boeing Company with respect to 737-900ER aircraft. The supplemental agreement includes firm orders for thirteen 737-900ER aircraft to be delivered between 2015 and 2022. A copy of the agreement is attached hereto as Exhibit 10.7 and incorporated herein by reference.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2012 (hereinafter referred to as our “2013 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,775,145(1)	$20.99(2)	9,410,755(3)
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	1,775,145	$20.99	9,410,755

(1)
Of these shares, 652,180 subject to options then outstanding under the 2008 Plan, and 833,421 were subject to outstanding restricted, performance and deferred stock unit awards granted under the 2008 Plan. In addition, 283,944 were subject to options then outstanding under the 2004 Plan, and 5,600 shares were subject to options then outstanding under the 1999 Plan. Outstanding performance awards are reflected in the table assuming that the target level of performance will be achieved. No new award of grants may be made under the 2004 Plan or the 1999 Plan.

(2)	This number does not reflect the 833,421 shares that were subject to outstanding stock unit awards granted under the 2008 Plan.

(3)
Of the aggregate number of shares that remained available for future issuance, 5,692,750 shares were available under the 2008 Plan and 3,718,005 shares were available under the ESPP. Subject to certain express limits of the 2008 Plan, shares available for award purposes under the 2008 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in shares of our common stock including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. Full-value shares issued under the 2008 Plan are counted against the share limit as 1.7 shares for every one share issued. This table does not give effect to that rule.

Other information required by this item is set forth under the heading “Beneficial Ownership of Securities” in our 2013 Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our 2013 Proxy Statement.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this report:

1.	Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ BRADLEY D. TILDEN	Date:	February 14, 2013
Bradley D. Tilden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 14, 2013 on behalf of the registrant and in the capacities indicated.

/s/ BRADLEY D. TILDEN	President and Chief Executive Officer (Principal Executive Officer)
Bradley D. Tilden

/s/ BRANDON S. PEDERSEN	Vice President/Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Brandon S. Pedersen

/s/ WILLIAM S. AYER	Chairman
William S. Ayer

/s/ PATRICIA M. BEDIENT	Director
Patricia M. Bedient

/s/ MARION C. BLAKEY	Director
Marion C. Blakey

/s/ PHYLLIS J. CAMPBELL	Director
Phyllis J. Campbell

/s/ JESSIE J. KNIGHT, JR.	Director
Jessie J. Knight, Jr.

/s/ R. MARC LANGLAND	Director
R. Marc Langland

/s/ DENNIS F. MADSEN	Director
Dennis F. Madsen

/s/ BYRON I. MALLOTT	Director
Byron I. Mallott

/s/ J. KENNETH THOMPSON	Director
J. Kenneth Thompson

/s/ ERIC K. YEAMAN	Director
Eric K. Yeaman

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated by reference from the documents below. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 8, 2006	3(i)

3.2	Bylaws of Registrant, as amended April 30, 2010	8-K	May 3, 2010

10.2#	Credit Agreement, dated March 31, 2010, among Alaska Airlines, Inc., as borrower, Wells Fargo Capital Finance, LLC as agent, U.S. Bank National Association as documentation agent, and other lenders	10-Q	August 11, 2010	10.1

10.3#	Credit Agreement, dated March 31, 2010, among Alaska Airlines, Inc., as borrower, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and other lenders	10-Q	May 5, 2010	10.2

10.4#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.1

10.5#	Purchase Agreement No. 2497, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.2

10.6#	Supplemental Agreement No. 23 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q/A	August 2, 2011	10.1

10.7†#	Supplemental Agreement No. 29 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.1

10.8†#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.2

10.9#	Supplement to Master Purchase Agreement, dated October 18, 2005, between Horizon Air Industries, Inc. and Bombardier Inc.	10-Q	November 9, 2005	10.1

10.10*	Alaska Air Group Performance Based Pay Plan (formerly “Management Incentive Plan”), as amended and restated December 2, 2009	8-K	February 1, 2010	10.1

10.11*	Alaska Air Group, Inc. 2008 Performance Incentive Plan	8-K	May 22, 2008	10.1

10.12*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Nonqualified Stock Option Agreement	8-K	May 22, 2008	10.2

10.13*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Stock Unit Award Agreement	8-K	May 22, 2008	10.3

10.14*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Director Deferred Stock Unit Award Agreement	8-K	May 22, 2008	10.4

10.15*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Nonqualified Stock Option Agreement—Incentive Award	8-K	February 2, 2009	10.1

10.16*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Stock Unit Award Agreement—Incentive Award	8-K	February 2, 2009	10.2

10.17*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Stock Unit Award Agreement	8-K	February 5, 2010	10.1

10.18*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Nonqualified Stock Option Agreement	8-K	February 5, 2010	10.2

10.19*	Nonqualified Deferred Compensation Plan, as amended	10-Q	August 4, 2011	10.1

10.20*	2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement, as amended	10-Q	August 4, 2011	10.3

10.21*	2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement, as amended	10-Q	August 4, 2011	10.4

10.22*	2008 Performance Incentive Plan, Form of Stock Unit Award Agreement, as amended	10-Q	August 4, 2011	10.5

10.23*	2008 Performance Incentive Plan, Form of Stock Unit Award Agreement Incentive Award, as amended	10-Q	August 4, 2011	10.6

10.24*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan and original form of stock option and restricted stock unit agreements	10-K	February 25, 2005	10.2

10.25*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement	10-K	February 20, 2008	10.8.1

10.26*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Stock Unit Award Agreement	10-K	February 20, 2008	10.8.2

10.27*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Performance Stock Unit Award Agreement	8-K	February 14, 2008	10.3

10.28*	Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan	S-8	September 22, 1999	99.1	333-87563

10.29*	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan	S-8	November 10, 1997	99.2	333-39889

10.30*	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan	S-8	August 5, 1996	99.1	333-09547

10.31*	Alaska Air Group, Inc. Non Employee Director Stock Plan	S-8	August 15, 1997	99.1	333-33727

10.32*	Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Elected Officers, as amended November 7, 1994	10-K	February 10, 1998	10.2

10.33*	Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan	S-1	September 23, 2003	10.1	333-107177

10.34*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2

10.35*	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated November 28, 2007	10-K	February 20, 2008	10.2

10.36*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended and restated on December 1, 2005	10-K	February 20, 2008	10.2

21†	Subsidiaries of Registrant

23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.