Form 10-Q
period 2013-03-31
ALASKA AIR GROUP, INC.
filed 2013-05-08
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

The registrant has 70,313,337 common shares, par value $1.00, outstanding at April 30, 2013.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2012. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$95	$122
Marketable securities	1,170	1,130
Total cash and marketable securities	1,265	1,252
Receivables - net	188	130
Inventories and supplies - net	61	58
Deferred income taxes	172	148
Fuel hedge contracts	21	26
Prepaid expenses and other current assets	132	123
Total Current Assets	1,839	1,737

Property and Equipment
Aircraft and other flight equipment	4,361	4,248
Other property and equipment	862	855
Deposits for future flight equipment	341	369
	5,564	5,472
Less accumulated depreciation and amortization	1,925	1,863
Total Property and Equipment - Net	3,639	3,609

Fuel Hedge Contracts	23	39

Other Assets	143	120

Total Assets	$5,644	$5,505

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	March 31, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$101	$65
Accrued wages, vacation and payroll taxes	132	184
Other accrued liabilities	568	557
Air traffic liability	691	534
Current portion of long-term debt	106	161
Total Current Liabilities	1,598	1,501

Long-Term Debt, Net of Current Portion	840	871
Other Liabilities and Credits
Deferred income taxes	492	446
Deferred revenue	441	443
Obligation for pension and postretirement medical benefits	479	489
Other liabilities	332	334
	1,744	1,712
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value, Authorized: 100,000,000 shares, Issued: 2013 - 70,492,832 shares; 2012 - 70,376,543 shares	70	70
Capital in excess of par value	657	660
Accumulated other comprehensive loss	(429)	(436)
Retained earnings	1,164	1,127
	1,462	1,421
Total Liabilities and Shareholders' Equity	$5,644	$5,505

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2013	2012
Operating Revenues
Passenger
Mainline	$796	$723
Regional	182	173
Total passenger revenue	978	896
Freight and mail	26	24
Other - net	129	119
Total Operating Revenues	1,133	1,039

Operating Expenses
Wages and benefits	264	257
Variable incentive pay	21	16
Aircraft fuel, including hedging gains and losses	381	319
Aircraft maintenance	66	50
Aircraft rent	30	28
Landing fees and other rentals	60	62
Contracted services	53	48
Selling expenses	38	41
Depreciation and amortization	69	64
Food and beverage service	20	18
Other	67	64
Total Operating Expenses	1,069	967
Operating Income	64	72

Nonoperating Income (Expense)
Interest income	4	5
Interest expense	(16)	(17)
Interest capitalized	5	5
Other - net	2	1
	(5)	(6)
Income before income tax	59	66
Income tax expense	22	25
Net Income	$37	$41

Basic Earnings Per Share:	$0.52	$0.57
Diluted Earnings Per Share:	$0.51	$0.56
Shares used for computation:
Basic	70.431	71.192
Diluted	71.414	72.659

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012

Net Income	$37	$41

Other comprehensive income (loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	(1)	4
Reclassification of (gain) loss into net income (within Nonoperating Income (Expense), Other - net)	(1)	(1)
Income tax effect	1	(1)
Total	(1)	2

Related to employee benefit plans:
Reclassification of losses into net income (within Wages & benefits)	10	10
Income tax effect	(4)	(4)
Total	6	6

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	3	1
Reclassification of (gain) loss into net income (within Aircraft rent)	1	2
Income tax effect	(2)	(4)
Total	2	(1)

Other comprehensive income	7	7

Comprehensive income	$44	$48

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2013	2012
Cash flows from operating activities:
Net income	$37	$41
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	64
Stock-based compensation and other	14	5
Changes in certain assets and liabilities:
Changes in fair values of open fuel hedge contracts	24	(25)
Changes in deferred income taxes	18	26
Increase in air traffic liability	157	165
Decrease in deferred revenue	(2)	(4)
Increase in other long-term liabilities	1	18
Other - net	(106)	(107)
Net cash provided by operating activities	212	183

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(90)	(81)
Other flight equipment	(6)	(2)
Other property and equipment	(7)	(15)
Total property and equipment additions	(103)	(98)
Assets constructed for others (Terminal 6 at LAX)	—	(24)
Purchases of marketable securities	(280)	(240)
Sales and maturities of marketable securities	239	188
Proceeds from disposition of assets and changes in restricted deposits	(7)	1
Net cash used in investing activities	(151)	(173)

Cash flows from financing activities:
Long-term debt payments	(88)	(59)
Common stock repurchases	(19)	(9)
Proceeds and tax benefit from issuance of common stock	11	4
Other financing activities	8	—
Net cash used in financing activities	(88)	(64)
Net decrease in cash and cash equivalents	(27)	(54)
Cash and cash equivalents at beginning of year	122	102
Cash and cash equivalents at end of the period	$95	$48

Supplemental disclosure:
Cash paid during the period for:
Interest (net of amount capitalized)	$15	$16
Income taxes	6	(3)
Non-cash transactions:
Assets constructed related to Terminal 6 at LAX	—	51
See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of March 31, 2013, as well as the results of operations for the three months ended March 31, 2013 and 2012. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three months ended March 31, 2013 are not necessarily indicative of operating results for the entire year.

Reclassifications

Certain reclassifications have been made to conform the prior-year data to the current format. During the second quarter of 2012, the Company changed the classification of ancillary revenues, such as checked-bag fees, ticket change fees, and others, from "Passenger revenue" to "Other-net" revenue to enhance comparability of passenger revenue among peers in the industry. The Company has reclassified ancillary revenues in the current period and all prior periods, with the reclassification having no impact on total revenue for any of the respective periods. The table below shows operating revenues originally reported in the Form 10-Q for the three months ended March 31, 2012 and the effect of the reclassification on the condensed consolidated statement of operations (in millions):

	Three Months Ended March 31, 2012
	As Reclassified	Reported
Operating Revenues
Passenger
Mainline	$723	$764
Regional	173	186
Total passenger revenue	896	950
Freight and mail	24	24
Other - net	119	65
Total Operating Revenues	$1,039	$1,039

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

March 31, 2013	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$27	$—	$—	$27
Cash equivalents	68	—	—	68
Cash and cash equivalents	95	—	—	95
U.S. government and agency securities	290	1	—	291
Foreign government bonds	33	—	—	33
Asset-back securities	73	1	—	74
Mortgage-back securities	131	1	(1)	131
Corporate notes and bonds	612	7	—	619
Municipal securities	22	—	—	22
Marketable securities	1,161	10	(1)	1,170
Total	$1,256	$10	$(1)	$1,265

December 31, 2012	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$28	$—	$—	$28
Cash equivalents	94	—	—	94
Cash and cash equivalents	122	—	—	122
U.S. government and agency securities	271	1	—	272
Foreign government bonds	50	1	—	51
Asset-back securities	61	1	—	62
Mortgage-back securities	137	1	(1)	137
Corporate notes and bonds	577	8	—	585
Municipal securities	23	—	—	23
Marketable securities	1,119	12	(1)	1,130
Total	$1,241	$12	$(1)	$1,252

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2013.

Activity for marketable securities (in millions):

	Three Months Ended March 31,
	2013	2012
Proceeds from sales and maturities	$239	$188
Gross realized gains	2	2
Gross realized losses	(1)	(1)

Marketable securities maturities (in millions):

March 31, 2013	Cost Basis	Fair Value
Due in one year or less	$250	$250
Due after one year through five years	904	913
Due after five years through 10 years	7	7
Total	$1,161	$1,170

NOTE 3. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil and swap agreements for jet fuel refining margins.

As of March 31, 2013, the Company had fuel hedge contracts outstanding covering 461 million gallons of crude oil that will be settled from April 2013 to March 2016. Refer to the contractual obligations and commitments section of Item 2 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	March 31, 2013	December 31, 2012
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$21	$26
Fuel hedge contracts, noncurrent assets	23	39
Fuel hedge contracts, current liabilities	(4)	(1)

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(6)	(6)
Other liabilities	(23)	(27)
Losses in accumulated other comprehensive loss (AOCL)	(29)	(33)

The net cash received (paid) for new positions and settlements was nil and $(6) million during the three months ended March 31, 2013 and 2012, respectively.

Pretax effect of derivative instruments on earnings (in millions):

	Three Months Ended March 31,
	2013	2012
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in aircraft fuel expense	$(24)	$19

Derivative Instruments Designated as Hedges
Interest rate swaps
Losses recognized in aircraft rent	(1)	(2)
Gains (losses) recognized in other comprehensive income (OCI)	3	2

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

The Company posted collateral of $16 million and $15 million as of March 31, 2013 and December 31, 2012, respectively. The collateral was provided to one counterparty associated with the net liability position of the interest rate swap agreements offset by the net asset position of the fuel hedge contracts under a master netting arrangement.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

March 31, 2013	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$291	$—	$291
Foreign government bonds	—	33	33
Asset-back securities	—	74	74
Mortgage-back securities	—	131	131
Corporate notes and bonds	—	619	619
Municipal securities	—	22	22
Derivative instruments
Call options	—	44	44

Liabilities
Derivative instruments
Swap agreements	—	(4)	(4)
Interest rate swap agreements	—	(29)	(29)

December 31, 2012	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$272	$—	$272
Foreign government bonds	—	51	51
Asset-back securities	—	62	62
Mortgage-back securities	—	137	137
Corporate notes and bonds	—	585	585
Municipal securities	—	23	23
Derivative instruments
Call options	—	65	65

Liabilities
Derivative instruments
Fuel hedge contracts	—	(1)	(1)
Interest rate swap agreements	—	(33)	(33)

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

The Company uses the market approach and the income approach to determine the fair value of derivative instruments. Fuel hedge contracts that are not traded on a public exchange are Level 2 as the fair value is primarily based on inputs which are readily available in active markets or can be derived from information available in active markets. The fair value for call options is determined utilizing an option pricing model based on inputs that are readily available in active markets, or can be derived from information available in active markets. In addition, the fair value considers the exposure to credit losses in the event of non-performance by counterparties. The fair value of jet fuel refining margins (fuel hedge contracts) is determined based on inputs readily available in public markets and provided by brokers who regularly trade these contracts. Interest rate swap agreements are Level 2 as the fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value.

The Company has no financial assets that are measured at fair value on a nonrecurring basis at March 31, 2013.

Fair Value of Other Financial Instruments

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash and Cash Equivalents: Carried at amortized cost, which approximates fair value.

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

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	March 31, 2013	December 31, 2012
Carrying amount	$764	$844
Fair value	826	915

NOTE 5. MILEAGE PLAN

Alaska's Mileage Plan liabilities and deferrals on the consolidated balance sheets (in millions):

	March 31, 2013	December 31, 2012
Current Liabilities:
Other accrued liabilities	$310	$285
Other Liabilities and Credits:
Deferred revenue	427	428
Other liabilities	16	17
Total	$753	$730

Alaska's Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2013	2012
Passenger revenues	$46	$43
Other-net revenues	54	47
Total	$100	$90

NOTE 6. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	March 31, 2013	December 31, 2012
Fixed-rate notes payable due through 2024	$764	$844
Variable-rate notes payable due through 2023	182	188
Long-term debt	946	1,032
Less current portion	106	161
Total	$840	$871

Weighted-average fixed-interest rate	5.8%	5.8%
Weighted-average variable-interest rate	1.8%	2.0%

During the three months ended March 31, 2013, the Company made debt payments of $88 million.

At March 31, 2013, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2013	$74
2014	117
2015	113
2016	111
2017	116
Thereafter	415
Total	$946

Bank Lines of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in August 2015, is secured by aircraft. The other $100 million facility, which expires in March 2016, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at March 31, 2013.

NOTE 7. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs recognized included the following components (in millions):

	Three Months Ended March 31,
	Qualified		Nonqualified		Postretirement Medical
	2013	2012	2013	2012	2013	2012
Service cost	$11	$9	$—	$—	$1	$1
Interest cost	18	18	1	1	1	2
Expected return on assets	(27)	(23)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Curtailment loss	—	—	—	—	—	—
Recognized actuarial loss	10	10	—	—	—	—
Total	$12	$14	$1	$1	$2	$3

NOTE 8. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

March 31, 2013	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements	Engine Maintenance
Remainder of 2013	$57	$45	$293	$28	$24
2014	126	42	403	38	25
2015	105	31	259	31	9
2016	82	23	221	18	—
2017	51	19	329	19	—
Thereafter	79	130	1,461	8	—
Total	$500	$290	$2,966	$142	$58

Lease Commitments

At March 31, 2013, the Company had lease contracts for 63 aircraft, which have remaining noncancelable lease terms ranging from 2013 to 2021. Of these aircraft, 14 are non-operating (i.e. not in the Company's fleet) and subleased to third-party carriers. The majority of airport and terminal facilities are also leased. Rent expense was $70 million and $70 million for the three months ended March 31, 2013 and 2012, respectively.

Aircraft Commitments

In 2012, the Company entered into a new agreement and modified an existing agreement with Boeing to acquire 50 B737 aircraft. As of March 31, 2013, the Company is committed to purchasing 68 B737 aircraft, including 31 B737-900ER aircraft and 37 B737 MAX aircraft, with deliveries in 2013 through 2022. In addition, the Company has options to purchase an additional 69 B737 aircraft and 10 Q400 aircraft.

Capacity Purchase Agreements (CPAs)

At March 31, 2013, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity to Alaska under a CPA, which is eliminated upon consolidation. In addition, Alaska has CPAs with SkyWest Airlines, Inc. (SkyWest) to fly certain routes and Peninsula Airways, Inc. (PenAir) to fly in the state of Alaska. Under these agreements, Alaska pays the third-party carriers an amount which is based on a determination of their cost of operating those flights and other factors. The costs paid by Alaska to Horizon are based on similar data and are intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

Engine Maintenance

The Company had power-by-the-hour maintenance agreements for all B737-400, B737-700, and B737-900 engines at March 31, 2013. These agreements transfer risk to third-party service providers and fix the amount the Company pays per flight hour in exchange for maintenance and repairs under a predefined maintenance program. Future payments are based on minimum flight hours. Accordingly, payments could differ materially based on actual flight hours.

NOTE 9. SHAREHOLDERS' EQUITY

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
Share repurchase activity (in millions, except share amounts):

	Three Months Ended March 31,
	2013		2012
	Shares	Amount	Shares	Amount
2012 Repurchase Program - $250 million	373,185	$19	—	$—
2012 Repurchase Program - $50 million	—	—	203,000	7
2011 Repurchase Program - $50 million	—	—	46,340	2
Total	373,185	$19	249,340	$9

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss) (in millions):

	March 31, 2013	December 31, 2012
Marketable securities	$6	$7
Employee benefit plans	(417)	(423)
Interest rate derivatives	(18)	(20)
Total	$(429)	$(436)

Earnings Per Share

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three months ended March 31, 2013 and 2012, antidilutive shares excluded from the calculation of EPS were not material.

NOTE 10. OPERATING SEGMENT INFORMATION

Air Group has two operating airlines - Alaska Airlines and Horizon Air. Each is a regulated airline with separate management teams. Horizon sells 100% of its capacity to Alaska under a CPA, which is eliminated upon consolidation. In addition, Alaska has CPAs with SkyWest to fly certain routes and PenAir to fly in the state of Alaska. The Company attributes revenue between Mainline and Regional based on the coupon fare in effect on the date of issuance relative to the origin and destination of each flight segment. To manage the two operating airlines and the revenues and expenses associated with the CPAs, management views the business in three operating segments.
Alaska Mainline - The Boeing 737 part of Alaska's business.
Alaska Regional - Alaska's CPAs with Horizon, SkyWest and Penair. In this segment, Alaska Regional records actual on-board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under the respective CPAs. Additionally, Alaska Regional includes an allocation of corporate overhead such as IT, finance, other administrative costs incurred by Alaska and on behalf of Horizon.
Horizon - Horizon operates turboprop Q400 aircraft. All of Horizon's capacity is sold to Alaska under a CPA.  Expenses include those typically borne by regional airlines such as crew costs, ownership costs, and maintenance costs. The results of Horizon's operations are eliminated upon consolidation.
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

	Three Months Ended March 31, 2013
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$796	$—	$—	$—	$796	$—	$796
Regional	—	182	—	—	182	—	182
Total passenger revenues	796	182	—	—	978	—	978
CPA revenues	—	—	94	(94)	—	—	—
Freight and mail	25	1	—	—	26	—	26
Other-net	113	14	2	—	129	—	129
Total operating revenues	934	197	96	(94)	1,133	—	1,133

Operating expenses
Operating expenses, excluding fuel	547	147	89	(95)	688	—	688
Economic fuel(b)	323	46	—	—	369	12	381
Total operating expenses	870	193	89	(95)	1,057	12	1,069

Nonoperating income (expense)
Interest income	4	—	—	—	4	—	4
Interest expense	(11)	—	(3)	(2)	(16)	—	(16)
Other	6	—	—	1	7	—	7
	(1)	—	(3)	(1)	(5)	—	(5)
Income (loss) before income tax	$63	$4	$4	$—	$71	$(12)	$59

	Three Months Ended March 31, 2012
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$723	$—	$—	$—	$723	$—	$723
Regional	—	173	—	—	173	—	173
Total passenger revenues	723	173	—	—	896	—	896
CPA revenues	—	—	87	(87)	—	—	—
Freight and mail	23	1	—	—	24	—	24
Other-net	103	14	2	—	119	—	119
Total operating revenues	849	188	89	(87)	1,039	—	1,039

Operating expenses
Operating expenses, excluding fuel	520	137	78	(87)	648	—	648
Economic fuel(b)	294	45	—	—	339	(20)	319
Total operating expenses	814	182	78	(87)	987	(20)	967

Nonoperating income (expense)
Interest income	5	—	—	—	5	—	5
Interest expense	(13)	—	(4)	—	(17)	—	(17)
Other	6	—	—	—	6	—	6
	(2)	—	(4)	—	(6)	—	(6)
Income (loss) before income tax	$33	$6	$7	$—	$46	$20	$66

(a)	The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain charges.

(b)	Represents adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel-hedge accounting.

Total assets were as follows (in millions):

	March 31, 2013	December 31, 2012
Alaska(a)	$5,346	$5,177
Horizon	825	823
Parent company	1,891	1,832
Elimination of inter-company accounts	(2,418)	(2,327)
Consolidated	$5,644	$5,505

(a)	There are no assets associated with purchased capacity flying at Alaska.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our segment operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. This overview summarizes the MD&A, which includes the following sections:

•	First Quarter Review—highlights from the first quarter of 2013 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three months ended March 31, 2013. To the extent material to the understanding of segment profitability we more fully describe the segment expenses per financial statement line-item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2013.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and contractual obligations and commitments.

FIRST QUARTER REVIEW

Our consolidated pretax income was $59 million during the first quarter of 2013, compared to $66 million in the first quarter of 2012. The decrease of $7 million was primarily due to the increased aircraft fuel expense of $62 million and the increased non-fuel operating expenses of $40 million, partially offset by increased revenues of $94 million. The increase in fuel costs was due to a 6.6% increase in consumption, a current period net realized cost of hedging of $12 million, and unrealized mark-to-market fuel hedge loss of $12 million, compared to an unrealized benefit of $20 million in the prior period. The improvement in revenues was primarily due to increased passenger revenues of $82 million on a 9.0% increase in traffic and relatively flat ticket yields.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

In the first quarter of 2013, Alaska was awarded the 2012 On-Time Performance Service Award among major North American Airlines by FlightStats.com. Additionally, both Alaska and Horizon continued their strong on-time performance, reporting 87.6% and 89.2% of their flights arrived on time, respectively.

Update on Labor Negotiations

We are currently in negotiations with Horizon's flight attendants, represented by the Association of Flight Attendants (AFA), whose contracts became amendable in December 2011. We are also in negotiations with Alaska's pilots, represented by the Airline Pilots Association (ALPA), whose contract became amendable in April 2013. Additionally, we are in negotiations with the International Association of Machinists and Aerospace Workers (IAM) who represent Horizon's maintenance store employees, and Alaska's clerical, operations, and passenger services employees, whose contract becomes amendable December 31, 2013.

On May 2, 2013, Alaska Airlines flight attendants, represented by the Association of Flight Attendants-(AFA), filed for mediation with the National Mediation Board (NMB). The contract became amendable a year ago. Negotiations started in November 2011, and have been on-going for the past 18 months.

New Markets

We began service between San Diego and Boston and between Seattle and Salt Lake City. In June 2013, we will begin seasonal service between Portland and Fairbanks and new service between San Diego and Lihue. In the third quarter, we will begin new daily service between Portland and Atlanta and between Portland and Dallas.

Stock Repurchase

During the first quarter of 2013, we repurchased 373,185 shares of our common stock for $19 million under our $250 million repurchase program authorized by our Board of Directors in September 2012. Since 2007, we have repurchased 19 million shares of common stock under such programs for $340 million for an average price of $18 per share. During the month of April we repurchased 183,376 shares of our common stock for $11 million, resulting in 70,313,337 shares outstanding at April 30, 2013.

Cabin Investment Program

On April 23, 2013, we announced our cabin investment program that will improve our customers' onboard experience and make us more competitive. We will modify all of our 737-800s and -900s to include the same Recaro seats installed on our 737-900ERs; have power at every seat, including our -900ERs; and provide enhanced inflight entertainment. The slimmer Recaro seat and other cabin reconfigurations enable Alaska to add six seats to our 737-800s and nine seats to our -900s without sacrificing personal space. When complete, we will increase our seats by approximately 2.4%. We will be the only domestic airline to offer 110-volt and USB power at every seat and the outlets will be easily accessible rather than located beneath the seat. Modifications will start later in 2013 and continue through most of 2014.

Outlook

Unit revenues for the month of April will be impacted by excess capacity in our California to Hawaii markets, new Transcon and Midcon routes are still in the development phase and are not yet producing system-average revenues, pricing actions by competitors are negatively affecting close-in fares, as well as the potential demand impact from government sequestration and the shift in the timing of Easter. These factors are pressuring April unit revenues and will result in negative comps for the month, likely at levels exceeding 2.1%. Additionally, for the full-year we are seeing increased competitive pressure in many of our markets and, as a result, some pricing that is having a negative impact on yields. For example, on an ASM-basis, competitive capacity for the second quarter is up over 50% in the state of Alaska long-haul markets as competitors have added service to Anchorage and to a lesser extent Fairbanks from both Seattle and their own hubs. In aggregate, more than 30% of our ASMs are experiencing negative yields due to competitive pressure.

Our advance bookings suggest our load factors will be down a point in May and down a point in June compared to the same periods in 2012 on an expected 7.5% increase in capacity in the second quarter of 2013.

Our current expectations for capacity and CASM excluding fuel and special items are summarized below:

	Forecast Q2 2013	Change Y-O-Y	Forecast Full Year 2013	Change Y-O-Y
Consolidated:
ASMs (000,000) "capacity"	8,525 - 8,575	7.5%	33,600 - 34,100	7.5%
CASM excluding fuel (cents)	8.35 - 8.40	~ flat	8.35	(1.5)%

Mainline:
ASMs (000,000) "capacity"	7,725 - 7,775	8.5%	30,150 - 30,650	8.0%
CASM excluding fuel (cents)	7.43 - 7.48	~ flat	7.50	(1.0)%

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Our consolidated net income for the first quarter of 2013 was $37 million, or $0.51 per diluted share, compared to net income of $41 million, or $0.56 per diluted share, in the first quarter of 2012. Both periods include adjustments to reflect the timing of unrealized mark-to-market adjustments related to our fuel hedge positions. For the first quarter of 2013, we recognized mark-to-market unrealized losses of $12 million ($7 million after tax, or $0.11 per share) compared to unrealized gains of $20 million ($13 million after tax, or $0.17 per share) in the first quarter of 2012.

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of mark-to-market gains or losses or other individual revenues or expenses is useful information to investors because:

•	We believe it is the basis by which we are evaluated by industry analysts;

•
By eliminating fuel expense and certain special items from our unit cost metrics, we believe that we have better visibility into the results of our non-fuel continuing operations.  Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results.  In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•	CASM excluding fuel and certain special items is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance.

•
Our results excluding fuel expense and certain special items serve as the basis for our various employee incentive plans, thus the information allows investors to better understand the changes in variable incentive pay expense in our consolidated statements of operations; and

•	It is useful to monitor performance without these items as it improves a reader’s ability to compare our results to those of other airlines.

Although we are presenting these non-GAAP amounts for the reasons above, investors and other readers should not necessarily conclude these amounts are non-recurring, infrequent, or unusual in nature.

Excluding the impact of mark-to-market fuel hedge adjustments, our adjusted consolidated net income for the first quarter of 2013 was $44 million, or $0.62 per diluted share, compared to an adjusted consolidated net income of $28 million, or $0.39 per share, in the first quarter of 2012.

	Three Months Ended March 31,
	2013		2012
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$37	$0.51	$41	$0.56
Mark-to-market fuel hedge adjustments, net of tax	7	0.11	(13)	(0.17)
Non-GAAP adjusted income and per share amounts	$44	$0.62	$28	$0.39

Our operating costs per ASM are summarized below:

	Three Months Ended March 31,
(in cents)	2013		2012		% Change
Consolidated:
CASM	13.39	¢	13.17	¢	1.7
Less the following components:
Aircraft fuel, including hedging gains and losses	4.77		4.35		9.7
CASM excluding fuel	8.62	¢	8.82	¢	(2.3)

Mainline:
CASM	12.24	¢	12.08	¢	1.3
Less the following components:
Aircraft fuel, including hedging gains and losses	4.65		4.18		11.2
CASM excluding fuel	7.59	¢	7.90	¢	(3.9)

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which is a non-GAAP measure.

	Three Months Ended March 31,
	2013		2012		Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	6,346		5,995		5.8%
Revenue passenger miles (RPM) (000,000) "traffic"	6,796		6,232		9.0%
Available seat miles (ASM) (000,000) "capacity"	7,983		7,344		8.7%
Load factor	85.1%		84.9%		0.2 pts
Yield	14.38	¢	14.38	¢	—%
Passenger revenue per ASM (PRASM)	12.24	¢	12.20	¢	0.3%
Revenue per ASM (RASM)	14.19	¢	14.15	¢	0.3%
Operating expense per ASM (CASM) excluding fuel(b)	8.62	¢	8.82	¢	(2.3%)
Economic fuel cost per gallon(b)	$3.48		$3.41		2.1%
Fuel gallons (000,000)	106		99		6.6%
Average number of full-time equivalent employees (FTEs)	12,013		11,832		1.5%

Mainline Operating Statistics:
Revenue passengers (000)	4,534		4,275		6.1%
RPMs (000,000) "traffic"	6,172		5,637		9.5%
ASMs (000,000) "capacity"	7,203		6,575		9.6%
Load factor	85.7%		85.7%		—
Yield	12.90	¢	12.83	¢	0.5%
PRASM	11.05	¢	11.00	¢	0.4%
RASM	12.97	¢	12.92	¢	0.4%
CASM excluding fuel(b)	7.59	¢	7.90	¢	(3.9%)
Economic fuel cost per gallon(b)	$3.47		$3.40		2.1%
Fuel gallons (000,000)	93		87		6.9%
Average number of FTEs	9,351		9,010		3.8%
Aircraft utilization	10.6		10.2		3.9%
Average aircraft stage length	1,203		1,152		4.4%
Mainline operating fleet at period-end	127		119		8 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	1,812		1,720		5.3%
RPMs (000,000) "traffic"	624		595		4.9%
ASMs (000,000) "capacity"	780		769		1.5%
Load factor	80.0%		77.4%		2.6 pts
Yield	29.09	¢	29.07	¢	0.1%
PRASM	23.27	¢	22.49	¢	3.5%
Operating fleet (Horizon only)	48		48		—

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to regional CPAs.

OPERATING REVENUES

Total operating revenues increased $94 million, or 9%, during the first quarter of 2013 compared to the same period in 2012. The changes are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2013	2012	% Change
Passenger
Mainline	$796	$723	10
Regional	182	173	5
Total passenger revenue	978	896	9
Freight and mail	26	24	6
Other - net	129	119	9
Total operating revenues	$1,133	$1,039	9

Passenger Revenue – Mainline

Mainline passenger revenue for the first quarter of 2013 increased by 10% on a 9.6% increase in capacity and a 0.4% increase in PRASM compared to 2012. The increase in capacity was primarily driven by new Hawaii, Transcon, and Midcon routes added in 2012, offset by seasonal capacity reductions in the state of Alaska. The increase in PRASM was driven by a 0.5% increase in ticket yield with a flat load factor compared to the prior-year quarter. Yield increased in most of our regions, but was largely offset by yield declines in our Hawaii region due to too much capacity and competitive pricing actions.

Passenger Revenue – Regional

Regional passenger revenue increased by $9 million, or 5%, compared to the first quarter of 2012, due to a 3.5% increase in PRASM and 1.5% increase in capacity. The increase in PRASM is due to an increase in load factor of 2.6-points and a slight increase in yield of 0.1%. The increase in load factor was due to shifting supply to markets with higher demand.

Freight and Mail

Freight and mail revenue increased $2 million, or 6%, primarily due to an increase in freight volumes of 8.5%.

Other – Net

Other—net revenue increased $10 million, or 9%, from the first quarter of 2012.  This is primarily due to a 15% increase in Mileage Plan revenues due to a 5% increase in miles sold to the Company's affinity credit card partner and an increase in rate per mile.

OPERATING EXPENSES

Total operating expenses increased $102 million, or 11%, compared to the first quarter of 2012. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,
(in millions)	2013	2012	% Change
Fuel expense	$381	$319	19
Non-fuel expenses	688	648	6
Total Operating Expenses	$1,069	$967	11

Wages and Benefits

Wages and benefits increased during the first quarter of 2013 by $7 million, or 3%, compared to 2012.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended March 31,
(in millions)	2013	2012	% Change
Wages	$192	$186	3
Pension - Defined benefit plans	13	15	(13)
Pension - Defined contribution plans	11	11	—
Medical benefits	31	28	11
Payroll taxes	17	17	—
Total wages and benefits	$264	$257	3

Wages increased 3% with the 1.5% increase in FTEs. The increase in FTEs is to support additional aircraft in our fleet and more passengers flying on us.

Defined benefit plan expense decreased 13%, compared to the same period in the prior year. The decline is due to having a lower accumulated loss to amortize as a result of higher plan assets and improved funded status compared to the prior year.

Medical benefits increased 11% from the prior-year quarter primarily due to an increase in employee health-care claim amounts.

Variable Incentive Pay

Variable incentive pay expense increased from $16 million in the first quarter of 2012 to $21 million in the first quarter of 2013. This is due to meeting all of our operational and customer satisfaction goals in the first three months of 2013 compared to 83% in the prior year period. In addition, with our first quarter results, we are exceeding our incentive plan financial goals by more than we were at this time last year.

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

Aircraft fuel expense increased $62 million, or 19% compared to 2012. The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
	2013		2012
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$357	$3.37	$337	$3.39
(Gains) losses on settled hedges	12	0.11	2	0.02
Consolidated economic fuel expense	369	3.48	339	3.41
Mark-to-market fuel hedge adjustments	12	0.11	(20)	(0.20)
GAAP fuel expense	$381	$3.59	$319	$3.21
Fuel gallons	106		99

The raw fuel price per gallon decreased 0.6% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first quarter of 2013 was due to higher refining margins of 20%, offset by lower crude oil of 2%, as compared to the prior year.

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

We recognized losses of $12 million for hedges that settled during the first quarter of 2013, compared to losses of $2 million in 2012.  These amounts represent the cash received net of the premium expense recognized for those hedges.

We currently expect our economic fuel price per gallon to be approximately 4.0% lower in the second quarter of 2013 than the second quarter of 2012 due to higher average crude prices in the prior year compared to our current forecast. As both oil prices and refining margins are volatile, we are unable to forecast the full-year cost with any certainty.

Aircraft Maintenance

Aircraft maintenance expense increased by $16 million, or 33%, compared to the first quarter of 2012. During the first quarter of 2013 our Q400 fleet experienced eight more engine events compared to the same period last year. Of the eight repairs, five were due to an increase in scheduled activity and three were driven by unscheduled repairs.

Additionally, we modified one of our power-by-the-hour (PBH) contracts and removed 12 engines from the contract. As a result, we wrote off $6 million of prepaid maintenance related to those engines.

We expect aircraft maintenance to be approximately 10% higher in 2013 due to an increase in scheduled maintenance events for our B737 aircraft, lease return costs and the $6 million impact of removing engines from the PBH contract, offset by fewer engine events for our Q400 aircraft.

Landing Fees and Other Rentals

Landing fees and other rentals decreased $2 million, or 2%, compared to the first quarter of 2012 primarily due to lower rents at LAX of $3 million, offset by by slightly higher facilities rents at other airports.

We expect landing fees and other rentals to be slightly higher in 2013 on a dollar basis, but to decline on an ASM basis for similar reasons as the decline in the quarter.

Selling Expenses

Selling expenses decreased by $3 million, or 7%, compared to the first quarter of 2012. This is a result of lower fees related to credit and debit card purchases, and lower ticket distribution rates, partially offset by higher ticket distribution volumes associated with increased passengers.

We expect selling expense will be higher in 2013, primarily due to increased advertising and promotional activities and revenue related costs, such as credit card commissions.

Food and Beverage Service

Food and beverage costs increased $2 million, or 12%, from the prior-year quarter primarily due to a 5.8% increase in the number of passengers and an increase in buy-on-board sales.

We expect food and beverage costs to be higher in 2013 due to an anticipated increase in sales, in line with an expected increase in the number of passengers.

Other Operating Expenses

Other operating expenses increased $3 million, or 5%, compared to the first quarter of 2012.  This is primarily driven by losses on the sale of assets.

We expect other operating expenses to be higher in 2013 due to an expected increase in IT spending and higher professional service costs.

Additionally, we are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Three Months Ended March 31,
	2013	2012	2013	2012	% Change
(in millions, except CASM)	Amount	Amount	CASM	CASM	CASM
Wages and benefits	263.5	256.6	3.30	3.49	(5.5)%
Variable incentive pay	20.8	16.0	0.26	0.22	19.6%
Aircraft maintenance	66.4	50.1	0.83	0.68	21.9%
Aircraft rent	29.5	28.0	0.37	0.38	(3.1)%
Landing fees and other rentals	61.0	62.5	0.76	0.85	(10.2)%
Contracted services	52.5	47.7	0.66	0.65	1.3%
Selling expenses	38.4	41.1	0.48	0.56	(14.0)%
Depreciation and amortization	68.5	63.7	0.86	0.87	(1.1)%
Food and beverage service	19.9	17.8	0.25	0.24	2.8%
Other	67.6	64.6	0.85	0.88	(3.7)%
Non-fuel Expenses	688.1	648.1	8.62	8.82	(2.3)%

Additional Segment Information

Alaska Air Group operates Alaska Airlines and Horizon Air. Each is a regulated airline with separate management teams. Horizon sells 100% of its capacity to Alaska under a CPA, which is eliminated upon consolidation. In addition, Alaska has CPAs with SkyWest to fly certain routes and PenAir to fly in the state of Alaska. The Company attributes revenue between Mainline and Regional based on the coupon fare in effect on the date of issuance relative to the origin and destination of each flight segment. To manage the two operating airlines and the revenues and expenses associated with the CPAs, management views the business in three operating segments:

Alaska Mainline - The Boeing 737 part of Alaska's business.

Alaska Regional - Alaska's CPAs with Horizon, SkyWest and Penair. In this segment, Alaska Regional records actual on-board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under the respective CPAs. Additionally, Alaska Regional includes an allocation of corporate overhead such as IT, finance, other administrative costs incurred by Alaska and on behalf of Horizon.
Horizon - Horizon operates turboprop Q400 aircraft. All of Horizon's capacity is sold to Alaska under a CPA.  Expenses include those typically borne by regional airlines such as crew costs, ownership costs, and maintenance costs. The results of Horizon's operations are eliminated upon consolidation.
Alaska Mainline

Pretax profit for Alaska Mainline was $63 million in the first quarter of 2013 compared to $33 million in the first quarter of 2012. The $73 million increase in mainline revenue is described above. Mainline operating expense excluding fuel increased by $27 million to $547 million in 2013 driven mainly by volume related increases and and higher maintenance costs due to higher lease return costs and the $6 million write off of prepaid engine maintenance. Economic fuel cost as defined above increased because of a 6.6% increase in consumption and a 2% increase in economic price per gallon.

Alaska Regional

Pretax profit for Alaska Regional was $4 million in the first quarter of 2013 compared to $6 million in the first quarter of 2012. The $9 million increase in Alaska regional revenue is described above. Alaska Regional operating expenses increased because of the increase in capacity purchased from Alaska's CPA providers and higher contractual payments by Alaska to Horizon to cover higher maintenance costs.

Horizon

Pretax profit for Horizon was $4 million in the first quarter of 2013 compared to $7 million in the first quarter of 2012. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased because of more capacity sold to Alaska and contractual payments received from Alaska to cover the increase in maintenance costs. The $11 million increase in Horizon's non-fuel operating expenses was driven largely by higher planned and unplanned maintenance costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.3 billion, which represents 27% of trailing 12 months revenue, and our expected cash from operations;

•	Our 53 unencumbered aircraft as of March 31, 2013, in our operating fleet that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities, with no outstanding borrowings.

During the first three months of 2013, we purchased 3 B737-900ER aircraft with cash on hand and made debt payments totaling $88 million. In addition, we continued to return capital to our shareholders by repurchasing $19 million of our common stock. Finally, we made voluntary contributions to our defined-benefit pension plans of $13 million in 2013, although there were no funding requirements. We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

We believe that our current cash and marketable securities balance combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in securities that meet our overall investment policy of maintaining and securing investment principal. Our investment portfolio is managed by reputable financial institutions that adhere to our investment policy that sets forth investment objectives, approved and prohibited investments, and duration and credit quality guidelines. Our policy and the portfolio managers are continually reviewed to ensure that the investments align with our strategy. As of March 31, 2013, we had a $9 million unrealized gain on our $1.3 billion cash and marketable securities balance.

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	March 31, 2013	December 31, 2012	Change
Cash and marketable securities	$1,265	$1,252	1.0%
Cash and marketable securities as a percentage of trailing twelve months revenue	27%	27%	0 pts
Long-term debt, net of current portion	$840	$871	(3.6)%
Shareholders’ equity	$1,462	$1,421	2.9%
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	53%:47%	54%:46%	(1.0) pts

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first three months of 2013, net cash provided by operating activities was $212 million, compared to $183 million during the same period in 2012. The $29 million increase was primarily due to increased revenues of $94 million, offset by increased economic fuel of $30 million and higher non-fuel operating costs of $40 million to support increased capacity. In addition, we paid $74 million in PBP compared to $58 million last year, and made voluntary contributions to our qualified pension plan of $13 million versus $12 million in prior year.

We typically generate positive cash flows from operations and expect to use a portion to invest in capital expenditures.

Cash Used in Investing Activities

Cash used in investing activities was $151 million during the first three months of 2013, compared to $173 million during the same period of 2012. Our capital expenditures were $103 million, or $5 million higher than the same period in 2012. This is due to the delivery of three B737-900ER aircraft, compared to two B737-800 aircraft in the prior year. This is also due to deposits related to future deliveries including the six B737-900ER aircraft to be delivered over the remainder of 2013 and the ten B737-900ER aircraft that will be delivered next year.

Additionally in first quarter of 2012, we spent $24 million to complete the construction of Terminal 6 at LAX for the City of Los Angeles and LAWA.

The table below reflects the full year expectation for total capital expenditures and the additional expenditures if options were exercised. These options will be exercised only if we believe return on invested capital targets can be met.

(in millions)	2013	2014	2015	2016
Aircraft and aircraft purchase deposits - firm	$330	$285	$235	$195
Other flight equipment	55	130	25	25
Other property and equipment	65	80	75	75
Total property and equipment additions	$450	$495	$335	$295
Aircraft and aircraft deposits related to Alaska options, if exercised(a)	$35	$185	$480	$345
Aircraft and aircraft deposits related to Horizon options, if exercised(a)	$75	$105	$50	$—

(a)	We have options to acquire 69 B737 aircraft with deliveries in 2015 through 2024, and options to acquire 10 Q400 aircraft with deliveries in 2013 to 2015.

Cash Used by Financing Activities

Net cash used by financing activities was $88 million during the first three months of 2013 and $64 million during the same period in 2012. During the current quarter, we made debt payments of $88 million and stock repurchases of $19 million.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, along with additional debt financing if necessary.

Bank Line-of-Credit Facilities

We have two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in August 2015, is secured by aircraft. The other $100 million facility, which expires in March 2016, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

Overall we have firm orders to purchase 68 aircraft. We also have options to acquire 69 additional B737s and options to acquire 10 Q400s.

The following table summarizes expected fleet activity by year:

	Actual Fleet Count		Expected Fleet Activity
Aircraft	Dec 31, 2012	Mar 31, 2013	Remaining 2013	Dec 31, 2013	2014 Changes	Dec 31, 2014
737 Freighters & Combis	6	6	—	6	—	6
737 Passenger Aircraft	118	121	3	124	2	126
Total Mainline Fleet	124	127	3	130	2	132
Q400	48	48	—	48	—	48
Total	172	175	3	178	2	180

We expect to pay for the firm aircraft deliveries in 2013 with cash on hand.  For future firm orders and if we exercise our options for additional deliveries, we may finance the aircraft through internally generated cash, long-term debt, or lease arrangements.

Future Fuel Hedge Positions

We use both call options for crude oil futures and swap agreements for jet fuel refining margins to hedge against price volatility of future jet fuel consumption. We have refining margin swaps in place for approximately 50% of our second quarter 2013 estimated jet fuel purchases at an average price of 78 cents per gallon and 3% of our third quarter 2013 estimated purchases at an average price of 65 cents per gallon. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Second Quarter 2013	50%	$99	$12
Third Quarter 2013	50%	$101	$11
Fourth Quarter 2013	50%	$102	$10
Full Year 2013	50%	$100	$11
First Quarter 2014	50%	$103	$9
Second Quarter 2014	45%	$103	$9
Third Quarter 2014	38%	$102	$8
Fourth Quarter 2014	33%	$104	$7
Full Year 2014	41%	$103	$8
First Quarter 2015	28%	$104	$7
Second Quarter 2015	22%	$103	$6
Third Quarter 2015	17%	$106	$5
Fourth Quarter 2015	11%	$106	$5
Full Year 2015	19%	$104	$6
First Quarter 2016	6%	$105	$4
Full Year 2016	1%	$105	$4

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of March 31, 2013:

(in millions)	Remainder of 2013	2014	2015	2016	2017	Beyond 2017	Total
Current and long-term debt obligations	$74	$117	$113	$111	$116	$415	$946
Operating lease commitments(a)	102	168	136	105	70	209	790
Aircraft purchase commitments	293	403	259	221	329	1,461	2,966
Interest obligations(b)	32	42	37	32	26	43	212
Other obligations(c)	52	63	40	18	19	8	200
Total	$553	$793	$585	$487	$560	$2,136	$5,114

(a)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of March 31, 2013.

(c)
Includes minimum obligations under our long-term power-by-the-hour maintenance agreements and obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the condensed consolidated financial statements for further information.

Pension Obligations

The table above excludes contributions to our various pension plans. Although there is no minimum required contribution in 2013, the Company expects to contribute between $35 million and $50 million.

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

Deferred Income Taxes

For federal income tax purposes, the majority of our assets are fully depreciated over a seven-year life using an accelerated depreciation method or bonus depreciation, if available. For financial reporting purposes, the majority of our assets are depreciated over 15 to 20 years to an estimated salvage value using the straight-line basis. This difference has created a significant deferred tax liability. At some point in the future the depreciation basis will reverse, potentially resulting in an increase in income taxes paid.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates for the three months ended March 31, 2013. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. However, you should carefully consider the factors discussed in such section of our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan
January 1, 2013 - January 31, 2013	84,000	$46.27	84,000
February 1, 2013 - February 28, 2013	163,314	49.13	163,314
March 1, 2013 - March 31, 2013	125,871	59.63	125,871
Total	373,185	$52.03	373,185	$222

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

ALASKA AIR GROUP, INC.

/s/ BRANDON S. PEDERSEN
Brandon S. Pedersen
Vice President/Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

May 7, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated February 11, 2013

10.2
Credit Agreement, among Alaska Airlines, Inc., as borrower, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and other lenders, as amended and restated August 30, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document