Form 10-Q
period 2013-06-30
ALASKA AIR GROUP, INC.
filed 2013-08-07
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The registrant has 69,869,025 common shares, par value $1.00, outstanding at July 31, 2013.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$57	$122
Marketable securities	1,372	1,130
Total cash and marketable securities	1,429	1,252
Receivables - net	195	130
Inventories and supplies - net	59	58
Deferred income taxes	175	148
Fuel hedge contracts	14	26
Prepaid expenses and other current assets	114	123
Total Current Assets	1,986	1,737

Property and Equipment
Aircraft and other flight equipment	4,405	4,248
Other property and equipment	867	855
Deposits for future flight equipment	443	369
	5,715	5,472
Less accumulated depreciation and amortization	1,990	1,863
Total Property and Equipment - Net	3,725	3,609

Fuel Hedge Contracts	13	39

Other Assets	128	120

Total Assets	$5,852	$5,505

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	June 30, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$71	$65
Accrued wages, vacation and payroll taxes	140	184
Other accrued liabilities	711	557
Air traffic liability	724	534
Current portion of long-term debt	110	161
Total Current Liabilities	1,756	1,501

Long-Term Debt, Net of Current Portion	814	871
Other Liabilities and Credits
Deferred income taxes	496	446
Deferred revenue	455	443
Obligation for pension and postretirement medical benefits	470	489
Other liabilities	318	334
	1,739	1,712
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value, Authorized: 100,000,000 shares, Issued: 2013 - 70,009,327 shares; 2012 - 70,376,543 shares	70	70
Capital in excess of par value	629	660
Accumulated other comprehensive loss	(424)	(436)
Retained earnings	1,268	1,127
	1,543	1,421
Total Liabilities and Shareholders' Equity	$5,852	$5,505

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2013	2012	2013	2012
Operating Revenues
Passenger
Mainline	$896	$863	$1,692	$1,586
Regional	192	188	374	361
Total passenger revenue	1,088	1,051	2,066	1,947
Freight and mail	30	31	56	55
Other - net	138	132	268	251
Total Operating Revenues	1,256	1,214	2,390	2,253

Operating Expenses
Wages and benefits	258	259	522	515
Variable incentive pay	21	22	42	38
Aircraft fuel, including hedging gains and losses	372	433	753	751
Aircraft maintenance	67	54	133	105
Aircraft rent	30	29	59	57
Landing fees and other rentals	75	60	136	123
Contracted services	54	50	107	98
Selling expenses	51	44	89	85
Depreciation and amortization	68	66	136	129
Food and beverage service	21	20	41	37
Other	65	61	133	126
Total Operating Expenses	1,082	1,098	2,151	2,064
Operating Income	174	116	239	189

Nonoperating Income (Expense)
Interest income	4	5	9	10
Interest expense	(14)	(17)	(29)	(34)
Interest capitalized	5	3	9	8
Other - net	—	2	1	3
	(5)	(7)	(10)	(13)
Income before income tax	169	109	229	176
Income tax expense	65	41	88	67
Net Income	$104	$68	$141	$109

Basic Earnings Per Share:	$1.49	$0.95	$2.00	$1.53
Diluted Earnings Per Share:	$1.47	$0.93	$1.98	$1.50
Shares used for computation:
Basic	70.252	70.996	70.342	71.069
Diluted	71.159	72.200	71.297	72.325

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Net Income	$104	$68	$141	$109

Other comprehensive income (loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	(11)	1	(12)	4
Reclassification of (gain) loss into net income (within Nonoperating Income (Expense), Other - net)	(1)	(2)	(2)	(2)
Income tax effect	4	—	5	(1)
Total	(8)	(1)	(9)	1

Related to employee benefit plans:
Reclassification of losses into net income (within Wages & benefits)	11	10	21	20
Income tax effect	(3)	(4)	(7)	(8)
Total	8	6	14	12

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	7	(8)	10	(6)
Reclassification of (gain) loss into net income (within Aircraft rent)	2	1	3	3
Income tax effect	(4)	3	(6)	(1)
Total	5	(4)	7	(4)

Other comprehensive income	5	1	12	9

Comprehensive income	$109	$69	$153	$118

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2013	2012
Cash flows from operating activities:
Net income	$141	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136	129
Stock-based compensation and other	17	6
Changes in certain assets and liabilities:
Changes in fair values of open fuel hedge contracts	39	45
Changes in deferred income taxes	16	58
Increase in air traffic liability	190	178
Increase in deferred revenue	12	4
Increase (decrease) in other long-term liabilities	(5)	5
Other - net	46	(79)
Net cash provided by operating activities	592	455

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(233)	(228)
Other flight equipment	(12)	(7)
Other property and equipment	(13)	(20)
Total property and equipment additions	(258)	(255)
Assets constructed for others (Terminal 6 at LAX)	—	(50)
Purchases of marketable securities	(720)	(537)
Sales and maturities of marketable securities	465	430
Proceeds from disposition of assets and changes in restricted deposits	1	1
Net cash used in investing activities	(512)	(411)

Cash flows from financing activities:
Long-term debt payments	(109)	(165)
Proceeds from sale-leaseback transactions	—	49
Common stock repurchases	(51)	(26)
Proceeds and tax benefit from issuance of common stock	13	14
Other financing activities	2	17
Net cash used in financing activities	(145)	(111)
Net decrease in cash and cash equivalents	(65)	(67)
Cash and cash equivalents at beginning of year	122	102
Cash and cash equivalents at end of the period	$57	$35

Supplemental disclosure:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$21	$25
Income taxes	6	(3)
Non-cash transactions:
Assets constructed related to Terminal 6 at LAX	—	26
See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of June 30, 2013, as well as the results of operations for the three and six months ended June 30, 2013 and 2012. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and six months ended June 30, 2013, are not necessarily indicative of operating results for the entire year.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

June 30, 2013	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$4	$—	$—	$4
Cash equivalents	53	—	—	53
Cash and cash equivalents	57	—	—	57
U.S. government and agency securities	412	—	(3)	409
Foreign government bonds	24	—	—	24
Asset-back securities	120	—	—	120
Mortgage-back securities	141	1	(1)	141
Corporate notes and bonds	657	4	(4)	657
Municipal securities	21	—	—	21
Marketable securities	1,375	5	(8)	1,372
Total	$1,432	$5	$(8)	$1,429

December 31, 2012	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$28	$—	$—	$28
Cash equivalents	94	—	—	94
Cash and cash equivalents	122	—	—	122
U.S. government and agency securities	271	1	—	272
Foreign government bonds	50	1	—	51
Asset-back securities	61	1	—	62
Mortgage-back securities	137	1	(1)	137
Corporate notes and bonds	577	8	—	585
Municipal securities	23	—	—	23
Marketable securities	1,119	12	(1)	1,130
Total	$1,241	$12	$(1)	$1,252

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2013.

Activity for marketable securities (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from sales and maturities	$226	$242	$465	$430
Gross realized gains	1	2	3	4
Gross realized losses	—	—	(1)	(1)

Marketable securities maturities (in millions):

June 30, 2013	Cost Basis	Fair Value
Due in one year or less	$232	$232
Due after one year through five years	1,140	1,137
Due after five years through 10 years	3	3
Total	$1,375	$1,372

NOTE 3. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil and swap agreements for jet fuel refining margins.

As of June 30, 2013, the Company had fuel hedge contracts outstanding covering 419 million gallons of crude oil that will be settled from July 2013 to March 2016. Refer to the contractual obligations and commitments section of Item 2 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	June 30, 2013	December 31, 2012
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$14	$26
Fuel hedge contracts, noncurrent assets	13	39
Fuel hedge contracts, current liabilities	(2)	(1)

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(6)	(6)
Other liabilities	(14)	(27)
Losses in accumulated other comprehensive loss (AOCL)	(20)	(33)

The net cash received (paid) for new positions and settlements was $(9) million and $(11) million during the three months ended June 30, 2013 and 2012, respectively. The net cash received (paid) for new positions and settlements was $(9) million and $(18) million during the six months ended June 30, 2013 and 2012, respectively.

Pretax effect of derivative instruments on earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in aircraft fuel expense	$(25)	$(82)	$(49)	$(63)

Derivative Instruments Designated as Hedges
Interest rate swaps
Losses recognized in aircraft rent	(2)	(1)	(3)	(3)
Gains (losses) recognized in other comprehensive income (OCI)	7	(8)	10	(6)

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

The Company posted collateral of $9 million and $15 million as of June 30, 2013 and December 31, 2012, respectively. The collateral was provided to one counterparty associated with the net liability position of the interest rate swap agreements offset by the net asset position of the fuel hedge contracts under a master netting arrangement.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

June 30, 2013	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$409	$—	$409
Foreign government bonds	—	24	24
Asset-back securities	—	120	120
Mortgage-back securities	—	141	141
Corporate notes and bonds	—	657	657
Municipal securities	—	21	21
Derivative instruments
Call options	—	27	27

Liabilities
Derivative instruments
Fuel hedge contracts	—	(2)	(2)
Interest rate swap agreements	—	(20)	(20)

December 31, 2012	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$272	$—	$272
Foreign government bonds	—	51	51
Asset-back securities	—	62	62
Mortgage-back securities	—	137	137
Corporate notes and bonds	—	585	585
Municipal securities	—	23	23
Derivative instruments
Call options	—	65	65

Liabilities
Derivative instruments
Fuel hedge contracts	—	(1)	(1)
Interest rate swap agreements	—	(33)	(33)

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

The Company has no financial assets that are measured at fair value on a nonrecurring basis at June 30, 2013.

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

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	June 30, 2013	December 31, 2012
Carrying amount	$746	$844
Fair value	807	915

NOTE 5. MILEAGE PLAN

Alaska's Mileage Plan liabilities and deferrals on the consolidated balance sheets (in millions):

	June 30, 2013	December 31, 2012
Current Liabilities:
Other accrued liabilities	$319	$285
Other Liabilities and Credits:
Deferred revenue	442	428
Other liabilities	17	17
Total	$778	$730

Alaska's Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Passenger revenues	$50	$48	$96	$91
Other-net revenues	56	55	110	103
Total	$106	$103	$206	$194

NOTE 6. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	June 30, 2013	December 31, 2012
Fixed-rate notes payable due through 2024	$746	$844
Variable-rate notes payable due through 2023	178	188
Long-term debt	924	1,032
Less current portion	110	161
Total	$814	$871

Weighted-average fixed-interest rate	5.7%	5.8%
Weighted-average variable-interest rate	1.8%	2.0%

During the six months ended June 30, 2013, the Company made debt payments of $109 million.

At June 30, 2013, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2013	$53
2014	117
2015	113
2016	111
2017	116
Thereafter	414
Total	$924

Bank Lines of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in August 2015, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at June 30, 2013.

NOTE 7. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs recognized included the following components for the three months ended June 30, 2013 (in millions):

	Three Months Ended June 30,
	Qualified		Nonqualified		Postretirement Medical
	2013	2012	2013	2012	2013	2012
Service cost	$12	$9	$1	$—	$1	$1
Interest cost	18	18	—	1	1	2
Expected return on assets	(28)	(23)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized actuarial loss	11	10	—	—	—	—
Total	$13	$14	$1	$1	$2	$3

Net periodic benefit costs recognized included the following components for the six months ended June 30, 2013 (in millions):

	Six Months Ended June 30,
	Qualified		Nonqualified		Postretirement Medical
	2013	2012	2013	2012	2013	2012
Service cost	$23	$19	$1	$—	$2	$2
Interest cost	36	37	1	1	2	3
Expected return on assets	(55)	(47)	—	—	—	—
Amortization of prior service cost	—	(1)	—	—	—	—
Recognized actuarial loss	21	20	—	—	—	—
Total	$25	$28	$2	$1	$4	$5

NOTE 8. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

June 30, 2013	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements	Engine Maintenance
Remainder of 2013	$44	$21	$205	$19	$6
2014	126	41	414	38	10
2015	105	30	259	31	10
2016	82	22	221	18	—
2017	51	17	329	19	—
Thereafter	79	126	1,456	8	—
Total	$487	$257	$2,884	$133	$26

Lease Commitments

At June 30, 2013, the Company had lease contracts for 63 aircraft, which have remaining noncancelable lease terms ranging from 2013 to 2021. Of these aircraft, 14 are non-operating (i.e. not in the Company's fleet) with 11 that are subleased to third-party carriers. The majority of airport and terminal facilities are also leased. Rent expense was $83 million and $68 million for the three months ended June 30, 2013 and 2012, respectively and $153 million and $138 million for the six months ended June 30, 2013 and 2012, respectively.

Aircraft Commitments

As of June 30, 2013, the Company is committed to purchasing 67 B737 aircraft (30 B737-900ER aircraft and 37 B737 MAX aircraft) and three Q400 aircraft, with deliveries in 2013 through 2022. In addition, the Company has options to purchase an additional 69 B737 aircraft and seven Q400 aircraft.

Capacity Purchase Agreements (CPAs)

At June 30, 2013, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity to Alaska under a CPA, which is eliminated upon consolidation. In addition, Alaska has CPAs with SkyWest Airlines, Inc. (SkyWest) to fly certain routes and Peninsula Airways, Inc. (PenAir) to fly in the state of Alaska. Under these agreements, Alaska pays the third-party carriers an amount which is based on a determination of their cost of operating those flights and other factors. The costs paid by Alaska to Horizon are based on similar data and are intended to approximate market rates for those services. Future payments (excluding Horizon) are based on contractually required minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

Engine Maintenance

The Company has a power-by-the-hour maintenance agreement for the B737-700 and B737-900 engines. This agreement transfers risk to third-party service provider and fixes the amount the Company pays per flight hour in exchange for maintenance and repairs under a predefined maintenance program. Future payments are based on minimum flight hours.

NOTE 9. SHAREHOLDERS' EQUITY

Common Stock Repurchase

In September 2012, the Board of Directors authorized a $250 million share repurchase program, which does not have an expiration date, but is expected to be completed by the end of December 2014. In February 2012, the Board of Directors authorized a $50 million share repurchase program, which was completed in September 2012. In June 2011, the Board of Directors authorized a $50 million share repurchase program, which was completed in January 2012.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2012 Repurchase Program - $250 million	544,597	$32	—	$—	917,782	$51	—	$—
2012 Repurchase Program - $50 million	—	—	506,000	18	—	—	709,000	24
2011 Repurchase Program - $50 million	—	—	—	—	—	—	46,340	2
Total	544,597	$32	506,000	$18	917,782	$51	755,340	$26

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss) (in millions):

	June 30, 2013	December 31, 2012
Marketable securities	$(2)	$7
Employee benefit plans	(409)	(423)
Interest rate derivatives	(13)	(20)
Total	$(424)	$(436)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three and six months ended June 30, 2013 and 2012, anti-dilutive shares excluded from the calculation of EPS were not material.

Quarterly Cash Dividend

On July 11, 2013, Air Group's Board of Directors (the Board) declared a $0.20 per share dividend to be paid on Aug. 22, 2013, to all shareholders of record as of August 6, 2013. The Board determined the amount of the dividend by considering the company's track record of profitability, current outlook, committed and planned capital spending, the company's current financial position and overall capital allocation strategy, and prospects for increasing the dividend over the long-term. The quarterly dividend will be paid using operating cash flow and existing cash on hand.

NOTE 10. OPERATING SEGMENT INFORMATION

Air Group has two operating airlines - Alaska Airlines and Horizon Air. Each is a regulated airline with separate management teams primarily in operational roles. Horizon sells 100% of its capacity to Alaska under a CPA, which is eliminated upon consolidation. In addition, Alaska has CPAs with SkyWest to fly certain routes and PenAir to fly in the state of Alaska. The Company attributes revenue between Mainline and Regional based on the coupon fare in effect on the date of issuance relative to the origin and destination of each flight segment. To manage the two operating airlines and the revenues and expenses associated with the CPAs, management views the business in three operating segments.
Alaska Mainline - Flying Boeing 737 jets and all associated revenues and costs.
Alaska Regional - Alaska's CPAs with Horizon, SkyWest and Penair. In this segment, Alaska Regional records actual on-board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under the respective CPAs. Additionally, Alaska Regional includes an allocation of corporate overhead such as IT, finance, and other administrative costs incurred by Alaska and on behalf of Horizon.
Horizon - Horizon operates turboprop Q400 aircraft. All of Horizon's capacity is sold to Alaska under a CPA.  Expenses include those typically borne by regional airlines such as crew costs, ownership costs, and maintenance costs. The results of Horizon's operations are eliminated upon consolidation.
Additionally, the following table reports “Air Group adjusted,” which is not a measure determined in accordance with GAAP. The Company's chief operating decision-makers and others in management use this measure to evaluate operational performance and determine resources allocations. Adjustments are further explained below in reconciling to consolidated GAAP results. Operating segment information is as follows (in millions):

	Three Months Ended June 30, 2013
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$896	$—	$—	$—	$896	$—	$896
Regional		192	—	—	192	—	192
Total passenger revenues	896	192	—	—	1,088	—	1,088
CPA revenues	—	—	91	(91)	—		—
Freight and mail	29	1	—	—	30	—	30
Other-net	120	16	2	—	138	—	138
Total operating revenues	1,045	209	93	(91)	1,256	—	1,256

Operating expenses
Operating expenses, excluding fuel	569	149	84	(92)	710	—	710
Economic fuel(b)	327	44	—	—	371	1	372
Total operating expenses	896	193	84	(92)	1,081	1	1,082

Nonoperating income (expense)
Interest income	4	—	—	—	4	—	4
Interest expense	(9)	—	(4)	(1)	(14)	—	(14)
Other	6	(1)	1	(1)	5	—	5
	1	(1)	(3)	(2)	(5)	—	(5)
Income (loss) before income tax	$150	$15	$6	$(1)	$170	$(1)	$169

	Three Months Ended June 30, 2012
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$863	$—	$—	$—	$863	$—	$863
Regional	—	188	—	—	188	—	188
Total passenger revenues	863	188	—	—	1,051	—	1,051
CPA revenues	—	—	89	(89)	—	—	—
Freight and mail	30	1	—	—	31	—	31
Other-net	115	15	2	—	132	—	132
Total operating revenues	1,008	204	91	(89)	1,214	—	1,214

Operating expenses
Operating expenses, excluding fuel	532	139	83	(89)	665	—	665
Economic fuel(b)	317	46	—	—	363	70	433
Total operating expenses	849	185	83	(89)	1,028	70	1,098

Nonoperating income (expense)
Interest income	4	—	—	1	5	—	5
Interest expense	(12)	—	(4)	(1)	(17)	—	(17)
Other	5	—	—	—	5	—	5
	(3)	—	(4)	—	(7)	—	(7)
Income (loss) before income tax	$156	$19	$4	$—	$179	$(70)	$109

	Six Months Ended June 30, 2013
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$1,692	$—	$—	$—	$1,692	$—	$1,692
Regional	—	374	—	—	374	—	374
Total passenger revenues	1,692	374	—	—	2,066	—	2,066
CPA revenues	—	—	186	(186)	—	—	—
Freight and mail	54	2	—	—	56	—	56
Other-net	234	31	3	—	268	—	268
Total operating revenues	1,980	407	189	(186)	2,390	—	2,390

Operating expenses
Operating expenses, excluding fuel	1,116	296	173	(187)	1,398	—	1,398
Economic fuel(b)	650	90	—	—	740	13	753
Total operating expenses	1,766	386	173	(187)	2,138	13	2,151

Nonoperating income (expense)
Interest income	9	—	—	—	9	—	9
Interest expense	(21)	—	(7)	(1)	(29)	—	(29)
Other	11	(1)	1	(1)	10	—	10
	(1)	(1)	(6)	(2)	(10)	—	(10)
Income (loss) before income tax	$213	$20	$10	$(1)	$242	$(13)	$229

	Six Months Ended June 30, 2012
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items	Consolidated
Operating revenues
Passenger
Mainline	$1,586	$—	$—	$—	$1,586	$—	$1,586
Regional	—	361	—	—	361	—	361
Total passenger revenues	1,586	361	—	—	1,947	—	1,947
CPA revenues	—	—	176	(176)	—	—	—
Freight and mail	53	2	—	—	55	—	55
Other-net	218	29	4	—	251	—	251
Total operating revenues	1,857	392	180	(176)	2,253	—	2,253

Operating expenses
Operating expenses, excluding fuel	1,051	276	161	(175)	1,313	—	1,313
Economic fuel(b)	611	90	—	—	701	50	751
Total operating expenses	1,662	366	161	(175)	2,014	50	2,064

Nonoperating income (expense)
Interest income	9	—	—	1	10	—	10
Interest expense	(25)	—	(8)	—	(34)	—	(34)
Other	10	—	1	—	11	—	11
	(6)	—	(7)	1	(13)	—	(13)
Income (loss) before income tax	$189	$26	$12	$—	$226	$(50)	$176

(a)	The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain charges.

(b)	Represents adjustments to reflect the timing of gain or loss recognition resulting from mark-to-market fuel-hedge accounting.

Total assets were as follows (in millions):

	June 30, 2013	December 31, 2012
Alaska(a)	$5,582	$5,177
Horizon	868	823
Parent company	2,070	1,832
Elimination of inter-company accounts	(2,668)	(2,327)
Consolidated	$5,852	$5,505

(a)	There are no assets associated with purchased capacity flying at Alaska.

NOTE 11. SUBSEQUENT EVENTS

Subsequent to June 30, 2013, Alaska Airlines executed a Third Amended and Restated Alaska Airlines Affinity Card Agreement (Agreement) with FIA Card Services, N.A., a wholly-owned subsidiary of Bank of America Corporation (BAC), through which the Company sells mileage credits and other items to BAC and the Company's loyalty program members accrue frequent flyer miles based on purchases using credit cards issued by BAC. The Agreement materially modifies the previously existing agreement between BAC and Alaska. As a result of the execution of the Agreement, consideration received as part of this agreement are subject to Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13).
Under the Agreement and ASU 2009-13, the Company has identified four elements in the agreement: air transportation; companion tickets; use of the Alaska Airlines brand and access to frequent flyer member lists; and advertising. Prior to the adoption of ASU 2009-13, the Company determined the selling price of air transportation and allocated the remaining consideration under the contract on a residual basis. Under ASU 2009-13, these deliverables will be accounted for separately and allocation of consideration from the contract will be determined based on the relative selling price of each deliverable.

The application of the new accounting standard to the Agreement decreases the relative value of the air transportation deliverables related to the agreement that the company records as deferred revenue (and ultimately Passenger Revenue when redeemed awards are flown) and increases the relative value of the marketing-related deliverables recorded in Other Revenue at the time these marketing-related deliverables are provided. Under the transition provisions of ASU 2009-13, the existing deferred revenue will be reduced to reflect the relative value of the undelivered deliverables at the date of the contract modification as if the modified arrangement had been accounted for under ASU 2009-13 from its inception.  As a result, the company expects to record a one-time non-cash increase to revenue in the third quarter of 2013 of approximately $150 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our segment operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. This overview summarizes the MD&A, which includes the following sections:

•	Second Quarter Review—highlights from the second quarter of 2013 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and six months ended June 30, 2013. To the extent material to the understanding of segment profitability we more fully describe the segment expenses per financial statement line-item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2013.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and contractual obligations and commitments.

SECOND QUARTER REVIEW

Our consolidated pretax income was $169 million during the second quarter of 2013, compared to $109 million in the second quarter of 2012. The increase of $60 million was primarily due to decreased aircraft fuel expense of $61 million and increased revenues of $42 million, partially offset by increased non-fuel operating expenses of $45 million. The decrease in fuel costs was due to an unrealized mark-to-market fuel hedge loss of $70 million in the prior period, partially offset by a 6.6% increase in consumption. The improvement in revenues was primarily due to increased passenger revenues of $37 million on a 7.5% increase in traffic, partially offset by 3.7% lower ticket yields.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the second quarter, both Alaska and Horizon continued their strong on-time performance, reporting 88.0% and 89.8% of their flights arrived on time, respectively. For the twelve months ended May 2013, Alaska held the top spot among the 10 largest U.S. airlines for on-time performance, according the U.S. Department of Transportation.

Additionally, our employees earned two awards this past quarter and ratified two long-term labor agreements in July. Each of these can be tied to one our Five Focus Areas. First, as part of our focus on safety and compliance, 100% of our Alaska aircraft technicians completed the requirements for the FAA's "Diamond Certificate of Excellence" award for the 12th consecutive year and our Horizon aircraft technicians completed the requirements for the 12th time in the last 14 years. Second, in regards to our People Focus, we reached a five-year agreement with Alaska's pilots and a five-year agreement with Horizon's flight attendants, providing us with long-term certainty and allowing us to focus on running a great operation. Third, we believe our Hassle-Free initiative, and Low-cost, Low-fare and Network Growth initiative led to the improvement in our J.D. Power and Associates™ scores and thus earning the "Highest in Customer Satisfaction Among Traditional Network Carriers" for the sixth year in a row. With the improvements we’re making to the onboard experience with new Recaro seats, inflight entertainment and power at every seat, among other initiates, we hope to improve our scores even further in 2014.

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

Mileage Plan Affinity Card Agreement

On July 2, 2013, we extended our co-branded credit card agreement with BAC. We are pleased with the terms in the amended agreement and the new service levels it will provide to holders of our co-branded credit cards. For the remainder of 2013, the company expects to receive $55 million in additional cash flows, assuming credit card and spending volumes remain consistent.

Increases to Baggage and Change Fees

On July 9, 2013, we announced modifications to our baggage and change fees policies. Passengers who book travel after October 30, 2013, on Alaska, including flights operated by our CPA carriers, will pay $25 each for the first and second checked bags and $75 for additional bags. That compares with the flat $20 for each of the first three bags that Alaska currently charges. The fee to change tickets will increase to $125. Currently, Alaska charges $75 if the change is made online and $100 if the change is made through a call center. Passengers who change tickets 60 or more days from the day of travel will not incur any fee. We expect the changes above to result in additional revenue of approximately $50 million annually once implemented.

Update on Labor Negotiations

On May 2, 2013, Alaska Airlines flight attendants, represented by the Association of Flight Attendants (AFA), filed for mediation with the National Mediation Board (NMB). Negotiations started in November 2011, before the amendable date of May 1, 2012, and have been ongoing for the past 18 months.

On July 10, 2013, Alaska Airlines' pilots approved a new, five-year contract. With nearly 94% of eligible voters casting a ballot, 67% voted in favor of the agreement. The agreement increases pay by nearly 20 percent over the life of the agreement and contains job security and work rule improvements.

On July 18, 2013, Horizon's flight attendants approved a new, five-year contract. Approximately 81% of eligible flight attendants participated, and 75% of those voted in favor of the agreement. The agreement includes pay raises, quality of life improvements and more flexible scheduling for Horizon's more than 500 flight attendants.

Additionally, Horizon is in negotiations with the International Association of Machinists and Aerospace Workers (IAM) who represent Horizon's maintenance store employees. Alaska is in negotiations with a different unit of International Association of Machinists and Aerospace Workers (IAM) who represent Alaska's clerical, operations, and passenger services employees, whose contract becomes amendable January 1, 2014.

New Markets

New routes launched in the first half of 2013 and announced in the second quarter are as follows:

New Non-Stop Routes launched in 2013	New Non-Stop Routes (Launch Date)
Portland to Fairbanks	Anchorage to Fairbanks (3/3/14) - Horizon
San Diego to Boston	Anchorage to Kodiak (3/3/14) - Horizon
San Diego to Lihue	Anchorage to Las Vegas (12/19)
Seattle to Salt Lake City	Anchorage to Phoenix (12/18)
Portland to Boise (11/1) - SkyWest
Portland to Reno (11/8)
Portland to Tucson (11/1)
San Diego to Boise (11/1)
San Diego to Mammoth Lakes (12/19)
Seattle to Colorado Springs (11/1)
Seattle to Omaha (11/7)
Seattle to Steamboat Springs (12/18)

Capital Allocation

During the second quarter of 2013, we repurchased 544,597 shares of our common stock for $32 million under our $250 million repurchase program authorized by our Board of Directors in September 2012. Since 2007, we have repurchased 19 million shares of common stock under such programs for $372 million for an average price of $19 per share. During the month of July we repurchased 188,333 shares of our common stock for $11 million, resulting in 69.869 million shares outstanding at July 31, 2013.

On July 11, 2013, we announced that our Board of Directors approved a quarterly cash dividend of $0.20 per share to be paid August 22, 2013, to all shareholders of record as of August 6, 2013. We believe the dividend is the next logical step in our balanced approach to capital allocation that has been in place for a number of years.

Outlook

Our advance bookings suggest our load factors will be down half a point in August and down a point in September compared to the same periods in 2012 on an expected 7.0% increase in capacity in the third quarter of 2013. However, many of the factors that caused second quarter unit revenues to be negative, such as increased competitive capacity between the lower 48 and the state of Alaska and along the West Coast, will still exist in the third quarter. As a result, we expect unit revenues to decline again in the third quarter on a year-over-year basis.

Our current expectations for capacity and CASM excluding fuel and special items are summarized below:

	Forecast Q3 2013	Change Y-O-Y	Forecast Full Year 2013	Change Y-O-Y
Consolidated:
ASMs (000,000) "capacity"	8,850 - 8,900	7.0%	33,650 - 33,750	7.0%
CASM excluding fuel (cents)	8.25¢ - 8.30¢	3.0%	~ 8.45¢	(0.5)%

Mainline:
ASMs (000,000) "capacity"	8,000 - 8,050	8.0%	30,350 - 30,450	8.0%
CASM excluding fuel (cents)	7.45¢ - 7.50¢	4.5%	~ 7.56¢	~ flat

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Our consolidated net income for the second quarter of 2013 was $104 million, or $1.47 per diluted share, compared to net income of $68 million, or $0.93 per diluted share, in the second quarter of 2012. Both periods include adjustments to reflect the timing of unrealized mark-to-market adjustments related to our fuel hedge positions. For the second quarter of 2013, we recognized mark-to-market unrealized losses of $1 million compared to unrealized losses of $70 million ($43 million after tax, or $0.60 per share) in the second quarter of 2012.

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of mark-to-market gains or losses or other individual revenues or expenses is useful information to investors because:

•	We believe it is the basis by which we are evaluated by industry analysts;

•
By eliminating fuel expense and certain special items from our unit cost metrics, we believe that we have better visibility into the results of our non-fuel continuing operations.  Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results.  In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management;

•	CASM excluding fuel and certain special items is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance;

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

Excluding the impact of mark-to-market fuel hedge adjustments, our adjusted consolidated net income for the second quarter of 2013 was $105 million, or $1.47 per diluted share, compared to an adjusted consolidated net income of $111 million, or $1.53 per share, in the second quarter of 2012.

	Three Months Ended June 30,
	2013		2012
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$104	$1.47	$68	$0.93
Mark-to-market fuel hedge adjustments, net of tax	1	—	43	0.60
Non-GAAP adjusted income and per share amounts	$105	$1.47	$111	$1.53

Our operating costs per ASM are summarized below:

	Three Months Ended June 30,
(in cents)	2013		2012		% Change
Consolidated:
CASM	12.66	¢	13.82	¢	(8.4)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.35		5.44		(20.0)
CASM excluding fuel	8.31	¢	8.38	¢	(0.8)

Mainline:
CASM	11.58	¢	12.89	¢	(10.2)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.23		5.43		(22.1)
CASM excluding fuel	7.35	¢	7.46	¢	(1.6)

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which is a non-GAAP measure.

	Three Months Ended June 30,					Six Months Ended June 30,
	2013		2012		Change	2013		2012		Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	6,980		6,565		6.3%	13,326		12,560		6.1%
Revenue passenger miles (RPM) (000,000) "traffic"	7,385		6,869		7.5%	14,181		13,101		8.2%
Available seat miles (ASM) (000,000) "capacity"	8,547		7,939		7.6%	16,530		15,283		8.2%
Load factor	86.4%		86.5%		(0.1) pts	85.8%		85.7%		0.1 pts
Yield	14.73	¢	15.29	¢	(3.7%)	14.56	¢	14.86	¢	(2.0%)
Passenger revenue per ASM (PRASM)	12.73	¢	13.23	¢	(3.8%)	12.49	¢	12.74	¢	(2.0%)
Revenue per ASM (RASM)	14.70	¢	15.28	¢	(3.8%)	14.46	¢	14.74	¢	(1.9%)
Operating expense per ASM (CASM) excluding fuel(b)	8.31	¢	8.38	¢	(0.8%)	8.46	¢	8.60	¢	(1.6%)
Economic fuel cost per gallon(b)	$3.28		$3.40		(3.5%)	$3.38		$3.41		(0.9%)
Fuel gallons (000,000)	113		106		6.6%	219		206		6.3%
Average number of full-time equivalent employees (FTEs)	12,059		11,965		0.8%	12,036		11,899		1.2%

Mainline Operating Statistics:
Revenue passengers (000)	5,074		4,752		6.8%	9,608		9,027		6.4%
RPMs (000,000) "traffic"	6,729		6,231		8.0%	12,901		11,868		8.7%
ASMs (000,000) "capacity"	7,743		7,130		8.6%	14,946		13,705		9.1%
Load factor	86.9%		87.4%		(0.5) pts	86.3%		86.6%		(0.3) pts
Yield	13.31	¢	13.85	¢	(3.9%)	13.11	¢	13.36	¢	(1.9%)
PRASM	11.57	¢	12.10	¢	(4.4%)	11.32	¢	11.57	¢	(2.2%)
RASM	13.50	¢	14.13	¢	(4.5%)	13.24	¢	13.55	¢	(2.3%)
CASM excluding fuel(b)	7.35	¢	7.46	¢	(1.6%)	7.47	¢	7.67	¢	(2.6%)
Economic fuel cost per gallon(b)	$3.28		$3.40		(3.6%)	$3.37		$3.40		(0.9%)
Fuel gallons (000,000)	100		93		7.2%	193		180		7.3%
Average number of FTEs	9,457		9,165		3.2%	9,404		9,088		3.5%
Aircraft utilization	10.9		10.9		(0.2%)	10.7		10.6		0.9%
Average aircraft stage length	1,156		1,149		0.6%	1,188		1,151		3.2%
Mainline operating fleet at period-end	128		120		8 a/c	128		120		8 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	1,907		1,813		5.2%	3,718		3,533		5.2%
RPMs (000,000) "traffic"	656		638		2.8%	1,280		1,233		3.8%
ASMs (000,000) "capacity"	804		809		(0.7%)	1,584		1,578		0.4%
Load factor	81.6%		78.9%		2.7 pts	80.8%		78.1%		2.7 pts
Yield	29.29	¢	29.40	¢	(0.3%)	29.19	¢	29.23	¢	(0.2%)
PRASM	23.91	¢	23.19	¢	3.2%	23.60	¢	22.84	¢	3.3%
Operating fleet (Horizon only)	48		50		(2) a/c	48		50		(2) a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to regional CPAs.

OPERATING REVENUES

Total operating revenues increased $42 million, or 3%, during the second quarter of 2013 compared to the same period in 2012. The changes are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2013	2012	% Change
Passenger
Mainline	$896	$863	4
Regional	192	188	2
Total passenger revenue	1,088	1,051	4
Freight and mail	30	31	(3)
Other - net	138	132	5
Total operating revenues	$1,256	$1,214	3

Passenger Revenue – Mainline

Mainline passenger revenue for the second quarter of 2013 increased by 4% due to an 8.6% increase in capacity, offset by a 4.4% decrease in PRASM compared to 2012. The increase in capacity was primarily driven by new Transcon, and Midcon routes added in the last half of 2012, and to a less of an extent in 2013. The decrease in PRASM was driven by a 3.9% decrease in ticket yield with a 0.5 point decrease in load factor compared to the prior-year quarter. Increased competitive capacity in the state of Alaska and the new markets that we have entered over the past year that are not yet performing to the same levels of the rest of the network, are putting downward pressure on yields and load factor.

Passenger Revenue – Regional

Regional passenger revenue increased by $4 million, or 2%, compared to the second quarter of 2012, due to a 3.2% increase in PRASM and 0.7% decrease in capacity. The increase in PRASM is due to an increase in load factor of 2.7 points and a slight decrease in yield of 0.3%. The increase in load factor was due to shifting supply to markets with higher demand.

Other – Net

Other—net revenue increased $6 million, or 5%, from the second quarter of 2012.  This is primarily due to a 7% increase in baggage fees on a 6.3% increase in passengers.

OPERATING EXPENSES

Total operating expenses decreased $16 million, or 1%, compared to the second quarter of 2012. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
(in millions)	2013	2012	% Change
Fuel expense	$372	$433	(14)
Non-fuel expenses	710	665	7
Total Operating Expenses	$1,082	$1,098	(1)

Significant operating expense variances from 2012 are more fully described below.

Wages and Benefits

Wages and benefits decreased during the second quarter of 2013 by $1 million.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2013	2012	% Change
Wages	$186	$184	1
Pension - Defined benefit plans	14	15	(7)
Pension - Defined contribution plans	11	11	—
Medical and other benefits	31	33	(6)
Payroll taxes	16	16	—
Total wages and benefits	$258	$259	—

Wages increased 1% with a 0.8% increase in FTEs. The increase in FTEs is to support additional aircraft in our fleet and more passengers flying with us.

Defined benefit plan expense decreased 7%, compared to the same period in the prior year. The decline is due to having a lower accumulated loss to amortize as a result of higher plan assets and improved funded status compared to the prior year.

Medical and other benefits decreased 6%, compared to the same period in the prior year. The decrease was due to lower workers compensation expense as a result of lower claims experience, partially offset by higher medical claim estimates.

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

Aircraft fuel expense decreased $61 million, or 14% compared to 2012. The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
	2013		2012
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$347	$3.07	$351	$3.29
(Gains) losses on settled hedges	24	0.21	12	0.11
Consolidated economic fuel expense	371	3.28	363	3.40
Mark-to-market fuel hedge adjustments	1	0.01	70	0.66
GAAP fuel expense	$372	$3.29	$433	$4.06
Fuel gallons	113		106

The raw fuel price per gallon decreased 6.7% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the second quarter of 2013 was due to lower refining margins of 23%, offset by higher crude oil of 1%, as compared to the prior year.

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

We recognized losses of $24 million for hedges that settled during the second quarter of 2013, compared to losses of $12 million in 2012.  These amounts represent the net cash paid including the premium expense recognized for those hedges.

Aircraft Maintenance

Aircraft maintenance expense increased by $13 million, or 24%, compared to the second quarter of 2012. For our B737 fleet, we experienced an increase in lease return provisions of $4 million, higher volume of engine events, and a higher rate for airframe checks offset by lower volume. Additionally, we terminated our power-by-the-hour (PBH) contract for our B737-400 engines and recorded a small termination charge. For our Q400 fleet, we experienced more scheduled engine and airframe events at higher rates compared to the same period in the prior year.

Landing Fees and Other Rentals

Landing fees and other rentals increased $15 million, or 25%, compared to the second quarter of 2012. The increase is primarily due to $12 million of imposed rate increases at our SeaTac hub that are retroactive back to January. We, and other airlines, are working with the Port of Seattle, to lower the imposed rates.

Selling Expenses

Selling expenses increased by $7 million, or 16%, compared to the second quarter of 2012. This is a result of higher advertising expense, higher commissions with credit cards and interline commissions related to international routes.

Additionally, we are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Three Months Ended June 30,
	2013	2012	2013		2012		% Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$258	$259	3.02	¢	3.26	¢	(7.4)%
Variable incentive pay	21	22	0.25		0.28		(10.7)%
Aircraft maintenance	67	54	0.78		0.68		14.7%
Aircraft rent	30	29	0.35		0.37		(5.4)%
Landing fees and other rentals	75	60	0.88		0.76		15.8%
Contracted services	54	50	0.63		0.63		—%
Selling expenses	51	44	0.60		0.55		9.1%
Depreciation and amortization	68	66	0.80		0.83		(3.6)%
Food and beverage service	21	20	0.25		0.25		—%
Other	65	61	0.75		0.77		(2.6)%
Non-fuel Expenses	$710	$665	8.31	¢	8.38	¢	(0.8)%

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segments profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $150 million in the second quarter of 2013 compared to $156 million in the second quarter of 2012. The $33 million increase in mainline revenue is described previously. Mainline operating expense excluding fuel increased by $37 million to $569 million in 2013 driven mainly by increased landing fees and rents at our SeaTac hub, higher maintenance costs due to increased volumes and higher lease return costs, and volume related increases. Economic fuel cost as defined above increased because of a 6.6% increase in consumption, offset by a 4% decrease in economic price per gallon.

Alaska Regional

Pretax profit for Alaska Regional was $15 million in the second quarter of 2013 compared to $19 million in the second quarter of 2012. The $4 million increase in Alaska regional passenger revenue is described previously. Alaska Regional operating expenses increased because of higher contractual payments by Alaska to Horizon to cover higher maintenance costs and increased landing fees and rents at our SeaTac hub.

Horizon

Pretax profit for Horizon was $6 million in the second quarter of 2013 compared to $4 million in the second quarter of 2012. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased because of more capacity sold to Alaska and contractual payments received from Alaska to cover the increase in maintenance costs. The $1 million increase in Horizon's non-fuel operating expenses was driven largely by higher planned maintenance events at higher rates.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Our consolidated net income for the first six months of 2013 was $141 million, or $1.98 per diluted share, compared to net income of $109 million, or $1.50 per diluted share, in the first six months of 2012. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market losses related to our fuel hedge positions. For the first six months of 2013, we recognized net mark-to-market losses of $13 million ($8 million after tax, or $0.11 per share) compared to losses of $50 million ($30 million after tax, or $0.42 per share) in the first six months of 2012.

Excluding the impact of mark-to-market fuel hedge adjustments, our adjusted consolidated net income for the first six months of 2013 was $149 million, or $2.09 per diluted share, compared to an adjusted consolidated net income of $139 million, or $1.92 per share, in the first six months of 2012.

	Six Months Ended June 30,
	2013		2012
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$141	$1.98	$109	$1.50
Mark-to-market fuel hedge adjustments, net of tax	8	0.11	30	0.42
Non-GAAP adjusted income and per share amounts	$149	$2.09	$139	$1.92

Our operating costs per ASM are summarized below:

	Six Months Ended June 30,
(in cents)	2013		2012		% Change
Consolidated:
CASM	13.01	¢	13.51	¢	(3.7)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.55		4.91		(7.3)
CASM excluding fuel and fleet transition costs	8.46	¢	8.60	¢	(1.6)

Mainline:
CASM	11.90	¢	12.49	¢	(4.7)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.43		4.82		(8.1)
CASM excluding fuel	7.47	¢	7.67	¢	(2.6)

OPERATING REVENUES

Total operating revenues increased $137 million, or 6%, during the first six months of 2013 compared to the same period in 2012.  The changes are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2013	2012	% Change
Passenger
Mainline	$1,692	$1,586	7
Regional	374	361	4
Total passenger revenue	2,066	1,947	6
Freight and mail	56	55	2
Other - net	268	251	7
Total operating revenues	$2,390	$2,253	6

Passenger Revenue – Mainline

Mainline passenger revenue for the first six months of 2013 increased by 7% on a 9.1% increase in capacity and a 2.2% decrease in PRASM compared to 2012. The increase in capacity is driven by new routes added in the last twelve months. The decrease in PRASM was driven by a 1.9% decrease in ticket yield and a 0.3-point decrease in load factor compared to the prior-year period. Increased competitive capacity in the state of Alaska and the new markets that we have entered over the past year that are not yet performing to the same levels of the rest of the network, are putting downward pressure on yields and load factor.

Passenger Revenue – Regional

Regional passenger revenue increased by $13 million, or 4%, compared to the first six months of 2012, due to a 3.3% increase in PRASM and a 0.4% increase in capacity. The increase in PRASM was due to an increase in load factor of 2.7 points and a slight decrease in ticket yield of 0.2% . The increase in load factor was due to shifting supply to markets with higher demand.

Freight and Mail

Freight and mail revenue increased $1 million, or 2%, primarily due to increased freight volumes, which offset a decrease in mail rates and volumes.

Other – Net

Other—net revenue increased $17 million, or 7%, from the first six months of 2012, primarily due to an increase in Mileage Plan revenues of 7% due to higher customer credit card spending, an increase in buy-on-board food and beverage of 11%, and an increase in bag fees of 8%.

OPERATING EXPENSES

Total operating expenses increased $87 million, or 4%, compared to the first six months of 2012 mostly as a result of higher non-fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,
(in millions)	2013	2012	% Change
Fuel expense	$753	$751	—
Non-fuel expenses	1,398	1,313	6
Total Operating Expenses	$2,151	$2,064	4

Significant operating expense variances from 2012 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first six months of 2013 by $7 million, or 1%, compared to 2012.  The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,
(in millions)	2013	2012	% Change
Wages	$378	$368	3
Pension - Defined benefit plans	27	29	(7)
Pension - Defined contribution plans	21	21	—
Medical and other benefits	66	68	(3)
Payroll taxes	30	29	3
Total wages and benefits	$522	$515	1

Wages increased 3% on a 1.2% increase in FTEs. The increase in FTEs is to support additional aircraft in our fleet and more passengers flying with us.

Defined benefit plan expense decreased 7%, compared to the same period in the prior year. The decline is due to having a lower accumulated loss to amortize as a result of higher plan assets and improved funded status compared to the prior year.

We expect wages and benefits to increase approximately $40 million in the second half of the year due to the new long term labor deals we signed with Alaska's pilots and Horizon's flight attendants.

Variable Incentive Pay

Variable incentive pay expense increased during the first six months of 2013 by $4 million, or 11% compared to 2012. The increase is due to exceeding our incentive plan goals by more than we were exceeding our prior-year goals at this time last year. For the full year of 2013, we currently expect incentive pay to be approximately $86 million compared to the $88 million recorded in 2012, but actual amounts could differ materially based on actual performance.

Aircraft Fuel

Aircraft fuel expense increased $2 million, compared to 2012. The elements of the change are illustrated in the following table:

	Six Months Ended June 30,
	2013		2012
(in millions, except for per gallon amounts)	Dollars	Cost/Gallon	Dollars	Cost/Gallon
Raw or "into-plane" fuel cost	$704	$3.22	$688	$3.34
(Gains) losses on settled hedges	36	0.16	13	0.07
Consolidated economic fuel expense	740	3.38	701	3.41
Mark-to-market fuel hedge adjustments	13	0.06	50	0.24
GAAP fuel expense	$753	$3.44	$751	$3.65
Fuel gallons	219		206

The raw fuel price per gallon decreased 3.6% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first half of 2013 was due to decreases in crude oil and refining margins of 3.8% and 5.2%, respectively.

Losses recognized for hedges that settled during the year were $36 million in 2013, compared to $13 million in 2012.  These amounts represent the net cash paid including the premium expense recognized for those hedges.

We currently expect our economic fuel price per gallon to be approximately flat in the third quarter of 2013 compared to the third quarter of 2012 due to higher average crude prices, offset by lower refining margins in the prior year compared to our current forecast. As both oil prices and refining margins are volatile, we are unable to forecast the full-year cost with any certainty.

Aircraft Maintenance

Aircraft maintenance increased by $28 million, or 27%, compared to the prior-year period. Our B737 fleet expenses have increased due to the modification of our PBH contract related to the B737-700 and -900 engines and the termination of our PBH contract related to our -400 engines, lease return provisions, and heavy airframe checks in the current period. Our Q400 fleet expenses have increased compared to the prior period primarily due to ten more engine events, of which eight were scheduled and two were unscheduled. We expect aircraft maintenance to be approximately 10% higher for all of 2013, due to fewer scheduled events in the second half.

Landing Fees and Other Rentals

Landing fees and other rentals increased $13 million, or 11%, compared to the first six months of 2012. The increase is primarily due to rate increases at our SeaTac hub of $12 million. We expect landing fees and other rentals to be higher in 2013 due to rate increases at the Port of Seattle.

Contracted Services

Contracted services increased $9 million, or 9%, compared to the prior period primarily due to an increase in passengers of 6.1% and a slight increase in our capacity purchased flying. We expect contracted services to be higher in 2013 as we fly to more locations that are staffed with outside vendors, and due to an increase in passengers.

Food and Beverage Service

Food and beverage costs increased $4 million, or 11%, from the first six months of the prior year due an 11% increase in sales of buy-on-board products. We expect this trend to continue in the second half of the year.

Other Operating Expenses

Other operating expenses increased $7 million, or 6%, compared to the first six months of 2012.  The increase is due to higher professional fees, personnel non-wage costs such as hotels, meals and per diems, and IT costs. For the second half of 2013, we expect other expenses to increase due to various IT projects in addition to the items mentioned above.

Additionally, we are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Six Months Ended June 30,
	2013	2012	2013		2012		%Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$522	$515	3.16	¢	3.37	¢	(6.2)%
Variable incentive pay	42	38	0.25		0.25		—%
Aircraft maintenance	133	105	0.80		0.69		15.9%
Aircraft rent	59	57	0.36		0.37		(2.7)%
Landing fees and other rentals	136	123	0.82		0.80		2.5%
Contracted services	107	98	0.65		0.64		1.6%
Selling expenses	89	85	0.54		0.56		(3.6)%
Depreciation and amortization	136	129	0.82		0.84		(2.4)%
Food and beverage service	41	37	0.25		0.24		4.2%
Other	133	126	0.81		0.84		(3.6)%
Non-fuel Expenses	$1,398	$1,313	8.46	¢	8.60	¢	(1.6)%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.4 billion, which represents 30% of trailing 12 months revenue, and our expected cash from operations;

•	Our 54 unencumbered aircraft as of June 30, 2013, in our operating fleet that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities, with no outstanding borrowings.

During the first six months of 2013, we purchased four B737-900ER aircraft with cash on hand and made debt payments totaling $109 million. In addition, we continued to return capital to our shareholders by repurchasing $51 million of our common stock. Finally, we made voluntary contributions to our defined-benefit pension plans of $26 million in 2013, although there were no funding requirements. We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

Our strong operating performance and debt reduction led to improved credit metrics, and were the contributing factors for Standard & Poor's recent decision to upgrade our corporate credit ratings to 'BB' with a stable outlook. Standard & Poor's has upgraded our credit rating three times over the past four years.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	June 30, 2013	December 31, 2012	Change
Cash and marketable securities	$1,429	$1,252	14.1%
Cash and marketable securities as a percentage of trailing twelve months revenue	30%	27%	3.0 pts
Long-term debt, net of current portion	$814	$871	(6.5)%
Shareholders’ equity	$1,543	$1,421	8.6%
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	52%:48%	54%:46%	(2.0) pts

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first six months of 2013, net cash provided by operating activities was $592 million, compared to $455 million during the same period in 2012. The $137 million increase was primarily due to increased revenues of $137 million, and slightly higher advanced tickets sales, offset by an increase in non-fuel expenses to support the growth in revenues.

We typically generate positive cash flows from operations and expect to use that cash flow to invest in capital expenditures, make normal debt payments, and to return capital to shareholders through share repurchases and dividends. The issuance of a quarterly cash dividend does not effect our current financing arrangements, and is not expected to influence future capital resources.

Cash Used in Investing Activities

Cash used in investing activities was $512 million during the first six months of 2013, compared to $411 million during the same period of 2012. Our capital expenditures were $258 million, similar to the same period in 2012.

Additionally in the first six months of 2012, we spent $50 million to complete the construction of Terminal 6 at LAX for the City of Los Angeles and Los Angeles World Airports.

The table below reflects the full-year expectation for total capital expenditures and the additional expenditures if options were exercised. These options will be exercised only if we believe return on invested capital targets can be met.

(in millions)	2013	2014	2015	2016
Aircraft and aircraft purchase deposits - firm	$390	$285	$235	$195
Other flight equipment	45	130	25	25
Other property and equipment	55	85	75	75
Total property and equipment additions	$490	$500	$335	$295
Aircraft and aircraft deposits related to Alaska options, if exercised(a)	$25	$175	$470	$360
Aircraft and aircraft deposits related to Horizon options, if exercised(a)	$—	$15	$45	$45

(a)	We have options to acquire 69 B737 aircraft with deliveries in 2015 through 2024, and options to acquire seven Q400 aircraft with deliveries in 2015 to 2018.

Cash Used by Financing Activities

Net cash used by financing activities was $145 million during the first six months of 2013 and $111 million during the same period in 2012. During the first six months of 2013 we made debt payments of $109 million and stock repurchases of $51 million.

Bank Line-of-Credit Facilities

We have two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in August 2015, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

Overall we have firm orders to purchase 70 aircraft. We also have options to acquire 69 additional B737s and options to acquire seven Q400s.

The following table summarizes expected fleet activity by year:

	Actual Fleet Count		Expected Fleet Activity
Aircraft	Dec 31, 2012	Jun 30, 2013	Remaining 2013	Dec 31, 2013	2014 Changes	Dec 31, 2014
737 Freighters & Combis	6	6	—	6	—	6
737 Passenger Aircraft	118	122	4	126	2	128
Total Mainline Fleet	124	128	4	132	2	134
Q400	48	48	3	51	—	51
Total	172	176	7	183	2	185

We expect to pay for the firm aircraft deliveries in 2013 with cash on hand.  For future firm orders and if we exercise our options for additional deliveries, we may finance the aircraft through internally generated cash, long-term debt, or lease arrangements.

Future Fuel Hedge Positions

We use both call options for crude oil futures and swap agreements for jet fuel refining margins to hedge against price volatility of future jet fuel consumption. We have refining margin swaps in place for approximately 50% of our third quarter 2013 estimated jet fuel purchases at an average price of 52 cents per gallon. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter 2013	50%	$101	$11
Fourth Quarter 2013	50%	$102	$10
Full Year 2013	50%	$102	$11
First Quarter 2014	50%	$103	$9
Second Quarter 2014	50%	$103	$8
Third Quarter 2014	44%	$103	$8
Fourth Quarter 2014	33%	$104	$7
Full Year 2014	44%	$103	$8
First Quarter 2015	28%	$104	$7
Second Quarter 2015	22%	$103	$6
Third Quarter 2015	17%	$106	$5
Fourth Quarter 2015	11%	$106	$5
Full Year 2015	19%	$104	$6
First Quarter 2016	6%	$105	$4
Full Year 2016	1%	$105	$4

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we benefit from a decline in crude oil prices, as there is no cash outlay other than the premiums we pay to enter into the contracts. During the second quarter of 2013, we changed the timing of our hedging program. Going forward, we will start hedging approximately 18 months in advance of consumption compared to 36 months historically. Additionally, we will reach our target of having 50% of consumption hedged 6 months in advance compared to 12 months historically.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of June 30, 2013:

(in millions)	Remainder of 2013	2014	2015	2016	2017	Beyond 2017	Total
Current and long-term debt obligations	$53	$117	$113	$111	$116	$414	$924
Operating lease commitments(a)	65	167	135	104	68	205	744
Aircraft purchase commitments	205	414	259	221	329	1,456	2,884
Interest obligations(b)	23	42	37	33	27	45	207
Other obligations(c)	25	48	41	18	19	8	159
Total	$371	$788	$585	$487	$559	$2,128	$4,918

(a)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of June 30, 2013.

(c)
Includes minimum obligations under our long-term power-by-the-hour maintenance agreement and obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the condensed consolidated financial statements for further information.

Pension Obligations

The table above excludes contributions to our various pension plans. Although there is no minimum required contribution, we expect to contribute approximately $35 million in 2013.

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

In 2012, we made tax payments of $78 million. Based on year-to-date earnings as of June 30, 2013, and our current visibility into third quarter revenues, we expect to pay cash taxes between $100 million and $150 million for the 2013 tax year.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates for the three months ended June 30, 2013. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
April 1, 2013 - April 30, 2013	183,376	$60.00	183,376
May 1, 2013 - May 31, 2013	177,749	61.90	177,749
June 1, 2013 - June 30, 2013	183,472	54.52	183,472
Total	544,597	$58.77	544,597	$189

Purchased pursuant to a $250 million repurchase plan authorized by the Board of Directors in September 2012. The plan has no expiration date, but is expected to be completed by the end of December 2014.

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

August 6, 2013

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