Form 10-Q
period 2013-09-30
ALASKA AIR GROUP, INC.
filed 2013-11-06
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The registrant has 69,536,989 common shares, par value $1.00, outstanding at October 31, 2013.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$41	$122
Marketable securities	1,404	1,130
Total cash and marketable securities	1,445	1,252
Receivables - net	182	130
Inventories and supplies - net	60	58
Deferred income taxes	123	148
Fuel hedge contracts	20	26
Prepaid expenses and other current assets	105	123
Total Current Assets	1,935	1,737

Property and Equipment
Aircraft and other flight equipment	4,419	4,248
Other property and equipment	857	855
Deposits for future flight equipment	550	369
	5,826	5,472
Less accumulated depreciation and amortization	2,034	1,863
Total Property and Equipment - Net	3,792	3,609

Fuel Hedge Contracts	9	39

Other Assets	126	120

Total Assets	$5,862	$5,505

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$60	$65
Accrued wages, vacation and payroll taxes	176	184
Other accrued liabilities	676	557
Air traffic liability	627	534
Current portion of long-term debt	111	161
Total Current Liabilities	1,650	1,501

Long-Term Debt, Net of Current Portion	782	871
Other Liabilities and Credits
Deferred income taxes	554	446
Deferred revenue	295	443
Obligation for pension and postretirement medical benefits	461	489
Other liabilities	318	334
	1,628	1,712
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value, Authorized: 100,000,000 shares, Issued: 2013 - 69,991,221 shares; 2012 - 70,376,543 shares, Outstanding: 2013 - 69,650,542; 2012 - 70,376,543	70	70
Capital in excess of par value	625	660
Treasury stock (common), at cost: 2013 - 340,679 shares; 2012 - 0 shares	(21)	—
Accumulated other comprehensive loss	(414)	(436)
Retained earnings	1,542	1,127
	1,802	1,421
Total Liabilities and Shareholders' Equity	$5,862	$5,505

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2013	2012	2013	2012
Operating Revenues
Passenger
Mainline	$960	$905	$2,651	$2,491
Regional	208	198	582	559
Total passenger revenue	1,168	1,103	3,233	3,050
Freight and mail	32	30	88	85
Other - net	165	139	433	390
Special mileage plan revenue	192	—	192	—
Total Operating Revenues	1,557	1,272	3,946	3,525

Operating Expenses
Wages and benefits	285	255	806	771
Variable incentive pay	26	24	68	61
Aircraft fuel, including hedging gains and losses	363	337	1,115	1,087
Aircraft maintenance	54	56	187	160
Aircraft rent	29	29	89	86
Landing fees and other rentals	71	61	207	185
Contracted services	54	50	161	149
Selling expenses	47	46	137	131
Depreciation and amortization	67	66	203	195
Food and beverage service	22	20	63	58
Other	69	59	202	184
Total Operating Expenses	1,087	1,003	3,238	3,067
Operating Income	470	269	708	458

Nonoperating Income (Expense)
Interest income	5	5	14	15
Interest expense	(13)	(15)	(42)	(49)
Interest capitalized	6	4	15	12
Other - net	(5)	2	(4)	6
	(7)	(4)	(17)	(16)
Income before income tax	463	265	691	442
Income tax expense	174	102	261	170
Net Income	$289	$163	$430	$272

Basic Earnings Per Share:	$4.13	$2.30	$6.12	$3.83
Diluted Earnings Per Share:	$4.08	$2.27	$6.04	$3.77

Shares used for computation:
Basic	69.780	70.963	70.152	70.852
Diluted	70.692	71.883	71.106	72.059

Cash dividend declared per share:	$0.20	—	$0.20	—

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Net Income	$289	$163	$430	$272

Other comprehensive income (loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	4	5	(8)	10
Reclassification of (gains) losses into net income (within Nonoperating Income (Expense), Other - net)	—	(2)	(2)	(5)
Income tax effect	(1)	(1)	4	(2)
Total	3	2	(6)	3

Related to employee benefit plans:
Reclassification of (gains) losses into net income (within Wages and benefits)	11	10	32	30
Income tax effect	(5)	(4)	(12)	(11)
Total	6	6	20	19

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	(1)	(4)	9	(9)
Reclassification of (gains) losses into net income (within Aircraft rent)	1	2	4	4
Income tax effect	1	1	(5)	(1)
Total	1	(1)	8	(6)

Other comprehensive income	10	7	22	16

Comprehensive income	$299	$170	$452	$288

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2013	2012
Cash flows from operating activities:
Net income	$430	$272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	195
Stock-based compensation and other	26	8
Changes in certain assets and liabilities:
Changes in fair values of open fuel hedge contracts	35	28
Changes in deferred income taxes	121	101
Increase in air traffic liability	93	94
Increase (decrease) in deferred revenue	(147)	13
Other - net	61	(73)
Net cash provided by operating activities	822	638

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(353)	(298)
Other flight equipment	(16)	(13)
Other property and equipment	(26)	(29)
Total property and equipment additions	(395)	(340)
Assets constructed for others (Terminal 6 at LAX)	—	(65)
Purchases of marketable securities	(994)	(811)
Sales and maturities of marketable securities	712	701
Proceeds from disposition of assets and changes in restricted deposits	(3)	1
Net cash used in investing activities	(680)	(514)

Cash flows from financing activities:
Long-term debt payments	(139)	(240)
Proceeds from sale-leaseback transactions	—	49
Common stock repurchases	(83)	(52)
Dividends paid	(14)	—
Proceeds and tax benefit from issuance of common stock	20	23
Other financing activities	(7)	21
Net cash used in financing activities	(223)	(199)
Net decrease in cash and cash equivalents	(81)	(75)
Cash and cash equivalents at beginning of year	122	102
Cash and cash equivalents at end of the period	$41	$27

Supplemental disclosure:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$31	$40
Income taxes	100	49
Non-cash transactions:
Assets constructed related to Terminal 6 at LAX	—	2
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of September 30, 2013, as well as the results of operations for the three and nine months ended September 30, 2013 and 2012. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of operating results for the entire year.

NOTE 2. MODIFIED AFFINITY CARD AGREEMENT

Multiple-Deliverable Revenue Arrangements

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. Members can accumulate miles either by (i) flying on Alaska or on the Company's airline partners, or (ii) earning miles based on the amount spent with the affinity credit cards and the Company's other non-airline partners, such as hotels and car rental agencies. For miles earned by flying, the estimated cost of providing award travel is recognized as a selling expense and accrued as a liability as miles are earned and accumulated. For miles earned based on spend, the Company defers a portion of the amount sold to our non-airline partners representing deferred travel, and recognizes revenue for the services provided to the non-airline partners during the period.

Historically, the Company deferred the portion of the sales proceeds that represented the estimated selling price of the award transportation by looking to the sales prices of comparable paid travel and recognized that amount as Passenger Revenue when the award transportation was provided by Alaska or as Other - net revenue when the awards were redeemed and flown on other airlines. The residual portion of the sales proceeds not deferred was recognized as revenue in the period that the miles were sold and included in Other - net revenue.

On July 2, 2013, the Company modified it's Affinity Card Agreement (Agreement) with Bank of America Corporation (BAC), through which the Company sells miles and other items to BAC and the Company's loyalty program members accrue frequent flyer miles based on purchases using credit cards issued by BAC. The Agreement materially modifies the previously existing agreement between BAC and Alaska. As a result of the execution of the Agreement, consideration received as part of this agreement is subject to Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13).

The modified Agreement has the same four deliverables as the previous agreement which are: award transportation; certificates for discounted companion travel; use of the Alaska Airlines brand and access to frequent flyer member lists; and advertising. Under the previous residual method of accounting, sales consideration was allocated to: award transportation and all other deliverables. Upon the adoption of ASU 2009-13, consideration is being allocated to each of the four deliverables based on the relative selling price of each deliverable.

Significant management judgment was used to estimate the selling price of each of the deliverables. The objective was to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. We determined our best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of miles awarded and the number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple deliverables.

The Company records passenger revenue related to air transportation and certificates for discounted companion travel when the transportation is delivered. The other elements are recognized as Other - net revenue when earned.

Absent a new or material modification to an existing agreement, other non-airline partners who participate in the loyalty program to which we sell miles remain subject to our historical residual accounting method and are immaterial to the overall program.

Special mileage plan revenue
The Company followed the rollforward transition approach of ASU 2009-13, which required that the Company's existing deferred revenue balance be adjusted to reflect the value, on a relative selling price basis, of any undelivered element remaining at the date of contract modification as if the Company had been applying ASU 2009-13 since inception of the Agreement. The relative selling price of the undelivered element (air transportation) is lower than the rate at which it had been deferred under the previous contract and the Company recorded a one-time, non-cash adjustment to decrease frequent flyer deferred revenue and increase Special mileage plan revenue. The impact on earnings are as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Special mileage plan revenue (in millions)	$192	$192

Per basic share	$1.72	$1.71
Per diluted share	$1.70	$1.69

During the third quarter of 2013, as part of the Company's ongoing evaluation of Mileage Plan program assumptions, the Company performed a statistical analysis on historical data, which refined its estimate of the amount of breakage in the mileage population. This new data enables the Company to better identify historical differences between certain of its mileage breakage estimates and the amounts that have actually been experienced. As a result, the Company increased its estimate of the number of frequent flyer miles expected to expire unused from 12.0% to 17.4%. Included in the Special mileage plan revenue item above is $44 million of additional revenue related to the effect of the change on the deferred revenue balance as of July 1, 2013.

NOTE 3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

September 30, 2013	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$3	$—	$—	$3
Cash equivalents	38	—	—	38
Cash and cash equivalents	41	—	—	41
U.S. government and agency securities	393	1	(1)	393
Foreign government bonds	24	—	—	24
Asset-back securities	129	—	—	129
Mortgage-back securities	134	—	(1)	133
Corporate notes and bonds	693	5	(3)	695
Municipal securities	30	—	—	30
Marketable securities	1,403	6	(5)	1,404
Total	$1,444	$6	$(5)	$1,445

December 31, 2012	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$28	$—	$—	$28
Cash equivalents	94	—	—	94
Cash and cash equivalents	122	—	—	122
U.S. government and agency securities	271	1	—	272
Foreign government bonds	50	1	—	51
Asset-back securities	61	1	—	62
Mortgage-back securities	137	1	(1)	137
Corporate notes and bonds	577	8	—	585
Municipal securities	23	—	—	23
Marketable securities	1,119	12	(1)	1,130
Total	$1,241	$12	$(1)	$1,252

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2013.

Activity for marketable securities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from sales and maturities	$247	$271	$712	$701
Gross realized gains	—	2	3	6
Gross realized losses	—	—	(1)	(1)

Marketable securities maturities (in millions):

September 30, 2013	Cost Basis	Fair Value
Due in one year or less	$198	$199
Due after one year through five years	1,187	1,187
Due after five years through 10 years	18	18
Total	$1,403	$1,404

NOTE 4. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil and swap agreements for jet fuel refining margins.

As of September 30, 2013, the Company had fuel hedge contracts outstanding covering 360 million gallons of crude oil that will be settled from October 2013 to March 2016. Refer to the contractual obligations and commitments section of Item 2 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	September 30, 2013	December 31, 2012
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$20	$26
Fuel hedge contracts, noncurrent assets	9	39
Fuel hedge contracts, current liabilities	(1)	(1)

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(6)	(6)
Other liabilities	(13)	(27)
Losses in accumulated other comprehensive loss (AOCL)	(19)	(33)

The net cash received (paid) for new positions and settlements was $6 million and $4 million during the three months ended September 30, 2013 and 2012, respectively. The net cash received (paid) for new positions and settlements was $(3) million and $(13) million during the nine months ended September 30, 2013 and 2012, respectively.

Pretax effect of derivative instruments on earnings (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in aircraft fuel expense	$10	$22	$(39)	$(41)

Derivative Instruments Designated as Hedges
Interest rate swaps
Losses recognized in aircraft rent	(1)	(2)	(4)	(4)
Gains (losses) recognized in other comprehensive income (OCI)	(1)	(4)	9	(9)

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. The amounts shown as recognized in OCI are prior to the losses recognized in aircraft rent during the period. The Company expects $6 million to be reclassified from OCI to aircraft rent within the next twelve months.

Credit Risk and Collateral

The Company is exposed to credit losses in the event of nonperformance by counterparties to these derivative instruments. To mitigate exposure, the Company periodically reviews the counterparties' nonperformance by monitoring the absolute exposure levels and credit ratings. The Company maintains security agreements with a number of its counterparties which may require the Company to post collateral if the fair value of the selected derivative instruments fall below specified mark-to-market thresholds. The posted collateral does not offset the fair value of the derivative instruments and is included in "Prepaid expenses and other current assets" on the consolidated balance sheet.

The Company posted collateral of $8 million and $15 million as of September 30, 2013 and December 31, 2012, respectively. The collateral was provided to one counterparty associated with the net liability position of the interest rate swap agreements, offset by the net asset position of the fuel hedge contracts under a master netting arrangement.

NOTE 5. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

September 30, 2013	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$393	$—	$393
Foreign government bonds	—	24	24
Asset-back securities	—	129	129
Mortgage-back securities	—	133	133
Corporate notes and bonds	—	695	695
Municipal securities	—	30	30
Derivative instruments
Call options	—	29	29

Liabilities
Derivative instruments
Fuel hedge contracts	—	(1)	(1)
Interest rate swap agreements	—	(19)	(19)

December 31, 2012	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$272	$—	$272
Foreign government bonds	—	51	51
Asset-back securities	—	62	62
Mortgage-back securities	—	137	137
Corporate notes and bonds	—	585	585
Municipal securities	—	23	23
Derivative instruments
Call options	—	65	65

Liabilities
Derivative instruments
Fuel hedge contracts	—	(1)	(1)
Interest rate swap agreements	—	(33)	(33)

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

The Company uses the market approach and the income approach to determine the fair value of derivative instruments. Fuel hedge contracts that are not traded on a public exchange are Level 2 as the fair value is primarily based on inputs which are readily available in active markets or can be derived from information available in active markets. The fair value for call options is determined utilizing an option pricing model based on inputs that are readily available in active markets, or can be derived from information available in active markets. In addition, the fair value considers the exposure to credit losses in the event of nonperformance by counterparties. The fair value of jet fuel refining margins (fuel hedge contracts) is determined based on inputs readily available in public markets and provided by brokers who regularly trade these contracts. Interest rate swap agreements are Level 2 as the fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based forward interest rates at period end, multiplied by the total notional value.

The Company has no financial assets that are measured at fair value on a nonrecurring basis at September 30, 2013.

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

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	September 30, 2013	December 31, 2012
Carrying amount	$721	$844
Fair value	781	915

NOTE 6. MILEAGE PLAN

Refer to Note 2 for items impacting comparability between periods due to the application of ASU 2009-13. Alaska's Mileage Plan liabilities and deferrals on the consolidated balance sheets (in millions):

	September 30, 2013	December 31, 2012
Current Liabilities:
Other accrued liabilities	$342	$285
Other Liabilities and Credits:
Deferred revenue	283	428
Other liabilities	17	17
Total	$642	$730

Alaska's Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Passenger revenues	$54	$47	$150	$137
Other - net revenues	74	55	184	158
Special mileage plan revenue	192	—	192	—
Total	$320	$102	$526	$295

NOTE 7. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	September 30, 2013	December 31, 2012
Fixed-rate notes payable due through 2024	$721	$844
Variable-rate notes payable due through 2023	172	188
Long-term debt	893	1,032
Less current portion	111	161
Total	$782	$871

Weighted-average fixed-interest rate	5.7%	5.8%
Weighted-average variable-interest rate	1.7%	2.0%

During the nine months ended September 30, 2013, the Company made debt payments of $139 million.

At September 30, 2013, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2013	$22
2014	117
2015	113
2016	111
2017	116
Thereafter	414
Total	$893

Bank Lines of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in August 2015, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at September 30, 2013.

NOTE 8. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs recognized included the following components for the three months ended September 30, 2013 (in millions):

	Three Months Ended September 30,
	Qualified		Nonqualified		Postretirement Medical
	2013	2012	2013	2012	2013	2012
Service cost	$11	$9	$—	$—	$1	$1
Interest cost	19	18	—	1	1	2
Expected return on assets	(27)	(23)	—	—	—	—
Amortization of prior service cost	(1)	—	—	—	—	—
Recognized actuarial loss	11	10	—	—	—	—
Total	$13	$14	$—	$1	$2	$3

Net periodic benefit costs recognized included the following components for the nine months ended September 30, 2013 (in millions):

	Nine Months Ended September 30,
	Qualified		Nonqualified		Postretirement Medical
	2013	2012	2013	2012	2013	2012
Service cost	$34	$29	$1	$1	$3	$3
Interest cost	55	55	1	2	3	5
Expected return on assets	(82)	(70)	—	—	—	—
Amortization of prior service cost	(1)	(1)	—	—	—	—
Recognized actuarial loss	32	30	—	—	—	—
Total	$38	$43	$2	$3	$6	$8

NOTE 9. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

September 30, 2013	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements	Engine Maintenance
Remainder of 2013	$17	$12	$117	$9	$3
2014	127	45	448	38	10
2015	105	35	328	31	11
2016	82	27	279	18	—
2017	51	21	338	19	—
Thereafter	79	148	1,450	8	—
Total	$461	$288	$2,960	$123	$24

Lease Commitments

At September 30, 2013, the Company had lease contracts for 63 aircraft, which have remaining noncancelable lease terms ranging from 2013 to 2021. Of these aircraft, 14 are non-operating (i.e. not in the Company's fleet) with 11 that are subleased to third-party carriers. The majority of airport and terminal facilities are also leased. Rent expense was $75 million and $69 million for the three months ended September 30, 2013 and 2012, respectively and $228 million and $207 million for the nine months ended September 30, 2013 and 2012, respectively.

During the third quarter, the Company had three subleased Bombardier CRJ-700 aircrafts returned. In connection with these aircraft the Company incurred costs to deliver the aircraft to SkyWest Airlines, whom will sublease and operate the aircraft under a Capacity Purchase Agreement (CPA).

Aircraft Commitments

As of September 30, 2013, the Company is committed to purchasing 72 B737 aircraft (35 B737-900ER aircraft and 37 B737 MAX aircraft) and three Q400 aircraft, with deliveries in 2013 through 2022. In addition, the Company has options to purchase an additional 64 B737 aircraft and seven Q400 aircraft.

Capacity Purchase Agreements (CPAs)

At September 30, 2013, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity to Alaska under a CPA, which is eliminated upon consolidation. In addition, Alaska has CPAs with SkyWest Airlines, Inc. (SkyWest) to fly certain routes and Peninsula Airways, Inc. (PenAir) to fly in the state of Alaska. Under these agreements, Alaska pays the third-party carriers an amount which is based on a determination of their cost of operating those flights and other factors. The costs paid by Alaska to Horizon are based on similar data and are intended to approximate market rates for those services. Future payments (excluding Horizon) are based on contractually required minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

Engine Maintenance

The Company has a power-by-the-hour (PBH) maintenance agreement for some of the B737-700 and B737-900 engines. This agreement transfers risk to third-party service provider and fixes the amount the Company pays per flight hour in exchange for maintenance and repairs under a predefined maintenance program. Future payments are based on minimum flight hours.

NOTE 10. SHAREHOLDERS' EQUITY

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
Share repurchase activity (in millions, except share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2012 Repurchase Program - $250 million	537,008	$32	—	$—	1,454,790	$83	—	$—
2012 Repurchase Program - $50 million	—	—	728,101	26	—	—	1,437,101	50
2011 Repurchase Program - $50 million	—	—	—	—	—	—	46,340	2
Total	537,008	$32	728,101	$26	1,454,790	$83	1,483,441	$52

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss) (in millions):

	September 30, 2013	December 31, 2012
Marketable securities	$1	$7
Employee benefit plans	(403)	(423)
Interest rate derivatives	(12)	(20)
Total	$(414)	$(436)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three and nine months ended September 30, 2013 and 2012, anti-dilutive shares excluded from the calculation of EPS were not material.

NOTE 11. OPERATING SEGMENT INFORMATION

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

	Three Months Ended September 30, 2013
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$960	$—	$—	$—	$960	$—	$960
Regional		208	—	—	208	—	208
Total passenger revenues	960	208	—	—	1,168	—	1,168
CPA revenues	—	—	88	(88)	—	—	—
Freight and mail	31	1	—	—	32	—	32
Other - net	145	19	1	—	165	192	357
Total operating revenues	1,136	228	89	(88)	1,365	192	1,557

Operating expenses
Operating expenses, excluding fuel	588	144	80	(88)	724	—	724
Economic fuel	337	46	—	—	383	(20)	363
Total operating expenses	925	190	80	(88)	1,107	(20)	1,087

Nonoperating income (expense)
Interest income	5	—	—	—	5	—	5
Interest expense	(9)	—	(4)	—	(13)	—	(13)
Other	8	(8)	1	—	1	—	1
	4	(8)	(3)	—	(7)	—	(7)
Income (loss) before income tax	$215	$30	$6	$—	$251	$212	$463

	Three Months Ended September 30, 2012
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$905	$—	$—	$—	$905	$—	$905
Regional	—	198	—	—	198	—	198
Total passenger revenues	905	198	—	—	1,103	—	1,103
CPA revenues	—	—	96	(96)	—	—	—
Freight and mail	28	2	—	—	30	—	30
Other - net	121	16	2	—	139	—	139
Total operating revenues	1,054	216	98	(96)	1,272	—	1,272

Operating expenses
Operating expenses, excluding fuel	532	145	86	(97)	666	—	666
Economic fuel	312	46	—	—	358	(21)	337
Total operating expenses	844	191	86	(97)	1,024	(21)	1,003

Nonoperating income (expense)
Interest income	5	—	—	—	5	—	5
Interest expense	(11)	—	(4)	—	(15)	—	(15)
Other	6	—	—	—	6	—	6
	—	—	(4)	—	(4)	—	(4)
Income (loss) before income tax	$210	$25	$8	$1	$244	$21	$265

	Nine Months Ended September 30, 2013
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$2,651	$—	$—	$—	$2,651	$—	$2,651
Regional	—	582	—	—	582	—	582
Total passenger revenues	2,651	582	—	—	3,233	—	3,233
CPA revenues	—	—	274	(274)	—	—	—
Freight and mail	85	3	—	—	88	—	88
Other - net	380	49	4	—	433	192	625
Total operating revenues	3,116	634	278	(274)	3,754	192	3,946

Operating expenses
Operating expenses, excluding fuel	1,704	440	253	(274)	2,123	—	2,123
Economic fuel	987	135	—	—	1,122	(7)	1,115
Total operating expenses	2,691	575	253	(274)	3,245	(7)	3,238

Nonoperating income (expense)
Interest income	14	—	—	—	14	—	14
Interest expense	(30)	—	(10)	(2)	(42)	—	(42)
Other	19	(9)	1	—	11	—	11
	3	(9)	(9)	(2)	(17)	—	(17)
Income (loss) before income tax	$428	$50	$16	$(2)	$492	$199	$691

	Nine Months Ended September 30, 2012
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$2,491	$—	$—	$—	$2,491	$—	$2,491
Regional	—	559	—	—	559	—	559
Total passenger revenues	2,491	559	—	—	3,050	—	3,050
CPA revenues	—	—	272	(272)	—	—	—
Freight and mail	82	3	—	—	85	—	85
Other - net	339	45	6	—	390	—	390
Total operating revenues	2,912	607	278	(272)	3,525	—	3,525

Operating expenses
Operating expenses, excluding fuel	1,583	421	248	(272)	1,980	—	1,980
Economic fuel	923	135	—	—	1,058	29	1,087
Total operating expenses	2,506	556	248	(272)	3,038	29	3,067

Nonoperating income (expense)
Interest income	15	—	—	—	15	—	15
Interest expense	(37)	—	(12)	—	(49)	—	(49)
Other	17	—	1	—	18	—	18
	(5)	—	(11)	—	(16)	—	(16)
Income (loss) before income tax	$401	$51	$19	$—	$471	$(29)	$442

(a)	The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain charges.

(b)	Includes accounting adjustments related to Special mileage plan revenue and mark-to-market fuel-hedge accounting charges.

Total assets were as follows (in millions):

	September 30, 2013	December 31, 2012
Alaska(a)	$5,731	$5,177
Horizon	850	823
Parent company	2,403	1,832
Elimination of inter-company accounts	(3,122)	(2,327)
Consolidated	$5,862	$5,505

(a)	There are no assets associated with purchased capacity flying at Alaska.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our segment operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. This overview summarizes the MD&A, which includes the following sections:

•	Third Quarter Review—highlights from the third quarter of 2013 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and nine months ended September 30, 2013. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line-item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2013.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and contractual obligations and commitments.

THIRD QUARTER REVIEW

Our consolidated pretax income was $463 million during the third quarter of 2013, compared to $265 million in the third quarter of 2012. The increase of $198 million was mainly due to increased revenues of $285 million, partially offset by increased non-fuel operating expenses of $58 million and increased aircraft fuel expense of $26 million. The increase in revenue was especially due to a one-time, non-cash Special mileage plan revenue item of $192 million related to the accounting for our recently modified affinity card agreement, where the accounting rules required us to revalue the deferred revenue associated with miles previously sold to our bank partner with a corresponding benefit to revenue, and the effect of an increase in the estimate of the number of frequent flier miles expected to expire unused. Additionally, passenger revenue increased $65 million due to a 6.8% increase in traffic, partially offset by 0.8% lower ticket yields.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the third quarter, both Alaska and Horizon continued their strong on-time performance reporting that 85.7% and 86.9% of their flights arrived on time, respectively. For the twelve months ended August 2013, Alaska maintained its ranking as the top carrier among the 10 largest U.S. airlines for on-time performance, according the U.S. Department of Transportation.

Mileage Plan Affinity Card Agreement

On July 2, 2013, we extended our co-branded credit card agreement with BAC. This agreement enhances the economics of our Mileage Plan program and provides for, among other things, an increase in the rates at which we sell miles and other items to the bank. During the quarter we received $70 million in additional cash and recognized $26 million as additional revenue in comparison to the third quarter of 2012, due to the economics of the agreement, retroactive pricing to the beginning of the year for miles previously sold, and an increase in the volume of miles sold. In connection with this agreement and as a result of applying related accounting standards, we also recorded a one-time Special mileage plan revenue item of $192 million primarily related to our revaluation of the associated deferred revenue. Refer to Note 2 in the condensed consolidated financial statements for additional information on the change.

Update on Labor Negotiations

On May 2, 2013, Alaska Airlines' flight attendants, represented by the Association of Flight Attendants (AFA), filed for mediation with the National Mediation Board (NMB). Negotiations originally started in November 2011, before the amendable date of May 1, 2012.

On July 10, 2013, Alaska Airlines' pilots approved a new, five-year contract. With nearly 94% of eligible voters casting a ballot, 67% voted in favor of the agreement.

On July 18, 2013, Horizon's flight attendants approved a new, five-year contract. Approximately 81% of eligible flight attendants participated, and 75% of those voted in favor of the agreement.

In September 2013, Horizon reached a tentative agreement with the technicians and related employees represented by the International Brotherhood of Teamsters (IBT), and voting will conclude November 15, 2013. If approved, the tentative agreement will extend the current collective bargaining agreement (amendable December 16, 2014) for five years. The extension includes a signing bonus and pay raises throughout the term of the contract.

Alaska is also currently in negotiations with the International Association of Machinists and Aerospace Workers (IAM) on terms of a new contract for Alaska's clerical, operations, and passenger services employees, whose contract becomes amendable January 1, 2014. Horizon's maintenance store employees , represented by the International Association of Machinists and Aerospace Workers (IAM), continue to work towards their first contract.

New Markets

During the third quarter of 2013 we began new service between Portland and Atlanta and between Portland and Dallas.

Capital Allocation

During the third quarter of 2013, we paid cash dividends of $14 million and we repurchased 537,008 shares of our common stock for $32 million under the $250 million repurchase program authorized by our Board of Directors in September 2012. Since 2007, we have repurchased 20 million shares of common stock under such programs for $402 million for an average price of $20 per share. During the month of October, we repurchased 170,569 shares of our common stock for $11 million, resulting in 69.537 million shares outstanding at October 31, 2013.

Outlook

Our October load factor was down 0.9 points, compared to October 2012, and our advance bookings suggest our load factors for November and December to be down 4.5 points and up 1.5 points, respectively, compared to the same periods in 2012 on an expected ~ 4.5% increase in capacity during the fourth quarter of 2013. Although much of the seasonal competitive capacity begins to dissipate in the fourth quarter, capacity remains elevated in certain markets on the West Coast. As a result, we expect unit revenue comps to be difficult for the next several quarters. We currently expect our unit costs to be higher in the fourth quarter compared to 2012, although we are still targeting flat to slightly higher unit cost for the full year of 2013 compared to 2012.

Our current expectations for capacity and CASM excluding fuel and special items are summarized below:

	Forecast Q4 2013	Change Y-O-Y	Forecast Full Year 2013	Change Y-O-Y
Consolidated:
ASMs (000,000) "capacity"	8,200 - 8,250	~ 4.5%	33,600 - 33,700	~ 7%
CASM excluding fuel (cents)	8.86¢ - 8.94¢	~ 2%	8.48¢ - 8.50¢	~ flat

Mainline:
ASMs (000,000) "capacity"	7,375 - 7,425	~ 5%	30,325 - 30,425	~ 8%
CASM excluding fuel (cents)	8.01¢ - 8.08¢	~ 3.5%	7.56¢ - 7.58¢	~ flat

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Our consolidated net income for the third quarter of 2013 was $289 million, or $4.08 per diluted share, compared to net income of $163 million, or $2.27 per diluted share, in the third quarter of 2012. Significant items impacting the comparability between the periods are as follows:

•
In the third quarter of 2013, we recognized a one-time Special mileage plan revenue item of $192 million ($120 million after tax, or $1.70 per diluted share) that resulted from the application of new accounting rules associated with the modified Bank of America Affinity Card Agreement, and the effect of an increase in the estimate of the number of frequent flier miles expected to expire unused.

•
Both periods include adjustments to reflect the timing of unrealized mark-to-market adjustments related to our fuel hedge positions. For the third quarter of 2013, we recognized mark-to-market unrealized gains of $20 million ($12 million after tax, or $0.17 per diluted share) compared to unrealized gains of $21 million ($13 million after tax, or $0.18 per diluted share) in the third quarter of 2012.

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of mark-to-market gains or losses or other individual revenues or expenses is useful information to investors because:

•	We believe it is the basis by which we are evaluated by industry analysts;

•
By eliminating fuel expense and certain special items from our unit metrics, we believe that we have better visibility into the results of our non-fuel continuing operations.  Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management;

•
Operating revenue per ASM (RASM) excludes a favorable, one-time Special mileage plan revenue item of $192 million primarily related to our modified affinity card agreement with Bank of America, executed in July 2013. In accordance with accounting standards, we recorded this one-time special revenue item in the the third quarter. This is purely an accounting change and the current period does not reflect the economics of the agreement, rather it reflects a non-cash adjustment of the value of miles outstanding in the program. We believe it is appropriate to exclude this special revenue item from recurring revenues from operations;

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

Excluding the impact of mark-to-market fuel hedge adjustments, and the one-time Special mileage plan revenue benefit, our adjusted consolidated net income for the third quarter of 2013 was $157 million, or $2.21 per diluted share, compared to an adjusted consolidated net income of $150 million, or $2.09 per diluted share, in the third quarter of 2012.

	Three Months Ended September 30,
	2013		2012
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$289	$4.08	$163	$2.27
Mark-to-market fuel hedge adjustments, net of tax	(12)	(0.17)	(13)	(0.18)
Special mileage plan revenue, net of tax	(120)	(1.70)	—	—
Non-GAAP adjusted income and per-share amounts	$157	$2.21	$150	$2.09

Revenues adjusted for the one-time Special mileage plan benefit is as follows:

	Three Months Ended September 30,
(in millions)	2013		2012
Total operating revenues	$1,557		$1,272
Less: special mileage plan revenue	192		—
Adjusted Revenue	$1,365		$1,272
Consolidated ASMs	8,868		8,274
RASM	15.39	¢	15.38	¢

Our operating costs per ASM are summarized below:

	Three Months Ended September 30,
(in cents)	2013		2012		% Change
Consolidated:
CASM	12.26	¢	12.12	¢	1.2
Less the following components:
Aircraft fuel, including hedging gains and losses	4.10		4.07		0.7
CASM excluding fuel	8.16	¢	8.05	¢	1.4

Mainline:
CASM	11.27	¢	11.09	¢	1.6
Less the following components:
Aircraft fuel, including hedging gains and losses	3.94		3.92		0.5
CASM excluding fuel	7.33	¢	7.17	¢	2.2

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which is a non-GAAP measure.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013		2012		Change	2013		2012		Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	7,395		6,950		6.4%	20,720		19,510		6.2%
Revenue passenger miles (RPM) (000,000) "traffic"	7,671		7,186		6.8%	21,852		20,287		7.7%
Available seat miles (ASM) (000,000) "capacity"	8,868		8,274		7.2%	25,397		23,557		7.8%
Load factor	86.5%		86.9%		(0.4) pts	86.0%		86.1%		(0.1) pts
Yield	15.23	¢	15.35	¢	(0.8%)	14.80	¢	15.03	¢	(1.5%)
Passenger revenue per ASM (PRASM)	13.17	¢	13.33	¢	(1.2%)	12.73	¢	12.94	¢	(1.6%)
Revenue per ASM (RASM)(b)	15.39	¢	15.38	¢	0.1%	14.78	¢	14.96	¢	(1.2%)
Operating expense per ASM (CASM) excluding fuel(b)	8.16	¢	8.05	¢	1.4%	8.36	¢	8.40	¢	(0.5%)
Economic fuel cost per gallon(b)	$3.24		$3.24		—%	$3.33		$3.35		(0.6%)
Fuel gallons (000,000)	118		110		7.3%	337		316		6.6%
Average number of full-time equivalent employees (FTEs)	12,295		12,035		2.2%	12,122		11,944		1.5%

Mainline Operating Statistics:
Revenue passengers (000)	5,366		4,985		7.6%	14,973		14,012		6.9%
RPMs (000,000) "traffic"	6,963		6,483		7.4%	19,864		18,351		8.2%
ASMs (000,000) "capacity"	8,027		7,419		8.2%	22,973		21,124		8.8%
Load factor	86.7%		87.4%		(0.7) pts	86.5%		86.9%		(0.4) pts
Yield	13.78	¢	13.95	¢	(1.2%)	13.35	¢	13.57	¢	(1.6%)
PRASM	11.96	¢	12.19	¢	(1.9%)	11.54	¢	11.79	¢	(2.1%)
RASM	14.14	¢	14.21	¢	(0.5%)	13.56	¢	13.78	¢	(1.6%)
CASM excluding fuel(b)	7.33	¢	7.17	¢	2.2%	7.42	¢	7.50	¢	(1.1%)
Economic fuel cost per gallon(b)	$3.24		$3.24		—%	$3.32		$3.34		(0.6%)
Fuel gallons (000,000)	104		96		8.3%	297		276		7.6%
Average number of FTEs	9,645		9,307		3.6%	9,484		9,161		3.5%
Aircraft utilization	11.0		11.0		—%	10.8		10.7		0.9%
Average aircraft stage length	1,157		1,156		0.1%	1,177		1,152		2.2%
Mainline operating fleet at period-end	128		120		8 a/c	128		120		8 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	2,029		1,965		3.3%	5,747		5,498		4.5%
RPMs (000,000) "traffic"	708		703		0.7%	1,988		1,936		2.7%
ASMs (000,000) "capacity"	841		855		(1.6%)	2,424		2,433		(0.4%)
Load factor	84.2%		82.2%		2.0 pts	82.0%		79.6%		2.4 pts
Yield	29.41	¢	28.18	¢	4.4%	29.27	¢	28.85	¢	1.5%
PRASM	24.77	¢	23.17	¢	6.9%	24.00	¢	22.96	¢	4.5%
Operating fleet (Horizon only)	48		50		(2) a/c	48		50		(2) a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to regional CPAs.

OPERATING REVENUES

Total operating revenues increased $285 million, or 22%, during the third quarter of 2013 compared to the same period in 2012. The changes are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2013	2012	% Change
Passenger
Mainline	$960	$905	6
Regional	208	198	5
Total passenger revenue	1,168	1,103	6
Freight and mail	32	30	7
Other - net	165	139	19
Special mileage plan revenue	192	—	NM
Total operating revenues	$1,557	$1,272	22

Passenger Revenue – Mainline

Mainline passenger revenue for the third quarter of 2013 increased by 6% due to an 8.2% increase in capacity, offset by a 1.9% decrease in PRASM compared to 2012. The increase in capacity was primarily driven by new Transcon and Midcon routes added in 2013. The decrease in PRASM was driven by a 1.2% decrease in ticket yield with a 0.7 point decrease in load factor compared to the prior-year quarter. Increased competitive capacity in the state of Alaska put downward pressure on yields and load factor.

Passenger Revenue – Regional

Regional passenger revenue increased by $10 million, or 5%, compared to the third quarter of 2012, due to a 6.9% increase in PRASM and 1.6% decrease in capacity. The increase in PRASM is due to an increase in load factor of 2.0 points and an increase in yield of 4.4%. The increase in load factor was due to shifting supply to markets with higher demand.

Other – Net

Other - net revenue increased $26 million, or 19%, from the third quarter of 2012. Mileage plan revenue increased $19 million compared the third quarter of 2012, due to an increase in miles sold, an increase in cash received per mile, and an increase in the percentage of cash proceeds allocated to the marketing deliverables under the modified credit card agreement.

Special Mileage Plan Revenue

On July 2, 2013, we modified and extended our co-branded credit card agreement with BAC. In connection with this agreement and as a result of applying related accounting standards we recorded a one-time, non-cash revenue item of $192 million primarily related to our revaluation of the deferred revenue liability related to miles previously sold to BAC.

OPERATING EXPENSES

Total operating expenses increased $84 million, or 8%, compared to the third quarter of 2012. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,
(in millions)	2013	2012	% Change
Fuel expense	$363	$337	8
Non-fuel expenses	724	666	9
Total Operating Expenses	$1,087	$1,003	8

Significant operating expense variances from 2012 are more fully described below.

Wages and Benefits

Wages and benefits increased during the third quarter of 2013 by $30 million.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended September 30,
(in millions)	2013	2012	% Change
Wages	$209	$188	11
Pension - Defined benefit plans	13	14	(7)
Defined contribution plans	12	11	9
Medical and other benefits	35	28	25
Payroll taxes	16	14	14
Total wages and benefits	$285	$255	12

Wages increased 11% with a 2.2% increase in FTEs. The main driver of the increase in wages was a newly ratified agreement with Alaska's pilots. These wages increased as a result of a 5% increase in FTEs and labor rate increases as part of the agreement. Although the agreement was ratified in July, it was effective April 1, 2013. Included in third quarter wages was the expense associated with the retroactive component of the contract.

Pension expense decreased 7%, compared to the same period in the prior year. The decline is due to having a lower accumulated loss to amortize as a result of higher plan assets and improved funded status compared to the prior year.

Medical and other benefits increased 25% compared to the same period in the prior year. The increase was due to higher medical claims and rates in the current period compared to the third quarter of 2012.

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

Aircraft fuel expense increased $26 million, or 8% compared to 2012. The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
	2013		2012
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$373	$3.16	$359	$3.25
(Gains) losses on settled hedges	10	0.08	(1)	(0.01)
Consolidated economic fuel expense	383	3.24	358	3.24
Mark-to-market fuel hedge adjustments	(20)	(0.17)	(21)	(0.19)
GAAP fuel expense	$363	$3.07	$337	$3.05
Fuel gallons	118		110

The raw fuel price per gallon decreased 2.8% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the third quarter of 2013 was due to lower refining margins of 51%, partially offset by higher crude oil prices of 15%, as compared to the prior year.

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

We recognized losses of $10 million for hedges that settled during the third quarter of 2013, compared to gains of $1 million in 2012.  These amounts represent the net cash paid including the premium expense recognized for those hedges.

Aircraft Maintenance

Aircraft maintenance expense decreased by $2 million, or 4%, compared to the third quarter of 2012. The decrease is primarily due to lower volumes of engine events and rates for our Q400 fleet, partially offset by an increase in lease return provisions of $4 million related to certain B737-400s and -700s expected to be returned off lease in early 2014.

Landing Fees and Other Rentals

Landing fees and other rentals increased $10 million, or 16%, compared to the third quarter of 2012. The increase is primarily due to $8 million of imposed rate increases at Sea-Tac International Airport. We recently signed a new lease with the Port of Seattle to lower the imposed rates, however the lease must be signed by a minimum number of other airlines for those rates to be effective in 2013.

Other Operating Expenses

Other operating expenses increased $10 million, or 17%, compared to the third quarter of 2012. The increase is due to additional professional services, IT costs, losses on the disposal of assets, and property taxes. The additional professional services and software licenses are due to our "hassle-free" and system modernization initiatives, while the increase in property taxes are due in part to our increased capital investments.

NONOPERATING INCOME (EXPENSE)

Net nonoperating expense increased $3 million compared to the third quarter of 2012. During the third quarter of 2013, we incurred costs of $8 million to overhaul and repair three aircraft that were previously subleased to another carrier. Beginning in the fourth quarter, these three aircraft will be operated by Skywest under a CPA. Partially offsetting the sublease loss was a gain on the sale of equity securities.

Additionally, we are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Three Months Ended September 30,
	2013	2012	2013		2012		Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$285	$255	3.21	¢	3.08	¢	4.2%
Variable incentive pay	26	24	0.29		0.29		—%
Aircraft maintenance	54	56	0.61		0.68		(10.3)%
Aircraft rent	29	29	0.33		0.35		(5.7)%
Landing fees and other rentals	71	61	0.80		0.74		8.1%
Contracted services	54	50	0.61		0.60		1.7%
Selling expenses	47	46	0.53		0.56		(5.4)%
Depreciation and amortization	67	66	0.76		0.80		(5.0)%
Food and beverage service	22	20	0.25		0.24		4.2%
Other	69	59	0.77		0.71		8.5%
Non-fuel Expenses	$724	$666	8.16	¢	8.05	¢	1.4%

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segments' profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $215 million in the third quarter of 2013 compared to $210 million in the third quarter of 2012. The $55 million increase in Mainline passenger revenue is described previously, as well as the increased revenues from the modified credit card agreement. Mainline operating expense excluding fuel increased by $56 million to $588 million in 2013 driven mainly by increased wages and benefits associated with long-term contracts signed during the quarter that included retroactive pay, landing fees and rents at our SeaTac hub, and professional services related to our "hassle-free" and system modernization initiatives. Economic fuel cost as defined above increased due to an 8.3% increase in consumption, on a flat economic price per gallon.

Alaska Regional

Pretax profit for Alaska Regional was $30 million in the third quarter of 2013 compared to $25 million in the third quarter of 2012. The $10 million increase in Alaska Regional passenger revenue is described previously. Alaska Regional operating expenses were slightly lower due to lower contractual payments by Alaska to Horizon, offset by increased landing fees and rents at our SeaTac hub. Also impacting pretax profit is the loss of $8 million on subleased aircraft as previously described.

Horizon

Pretax profit for Horizon was $6 million in the third quarter of 2013 compared to $8 million in the third quarter of 2012. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) decreased due to lower reimbursable maintenance expenses and lower operational incentives. The $6 million decrease in Horizon's non-fuel operating expenses was driven largely by lower engine maintenance events and other cost savings initiatives.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Our consolidated net income for the first nine months of 2013 was $430 million, or $6.04 per diluted share, compared to net income of $272 million, or $3.77 per diluted share, in the first nine months of 2012. Significant items impacting the comparability between the periods are as follows:

•
In the third quarter of 2013, we recognized a one-time Special mileage plan revenue item of $192 million ($120 million after tax, or $1.69 per diluted share) that resulted from the application of new accounting rules associated with the modified Bank of America Affinity Card Agreement, and the effect of an increase in the estimate of the number of frequent flier miles expected to expire unused.

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains and losses related to our fuel hedge positions. For the first nine months of 2013, we recognized net mark-to-market gains of $7 million ($4 million after tax, or $0.06 per diluted share) compared to losses of $29 million ($18 million after tax, or $0.25 per diluted share) in the first nine months of 2012.

Excluding the impact of mark-to-market fuel hedge adjustments, and the one-time Special mileage plan revenue benefit, our adjusted consolidated net income for the first nine months of 2013 was $306 million, or $4.30 per diluted share, compared to an adjusted consolidated net income of $290 million, or $4.02 per share, in the first nine months of 2012.

	Nine Months Ended September 30,
	2013		2012
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$430	$6.04	$272	$3.77
Mark-to-market fuel hedge adjustments, net of tax	(4)	(0.06)	18	0.25
Special mileage plan revenue	(120)	(1.69)	—	—
Non-GAAP adjusted income and per-share amounts	$306	$4.30	$290	$4.02

Revenues adjusted for the one-time special mileage plan benefit is as follows:

	Nine Months Ended September 30,
(in millions)	2013		2012
Total operating revenues	$3,946		$3,525
Less: special mileage plan revenue	192		—
Adjusted Revenue	$3,754		$3,525
Consolidated ASMs	25,397		23,557
RASM	14.78	¢	14.96	¢

Our operating costs per ASM are summarized below:

	Nine Months Ended September 30,
(in cents)	2013		2012		% Change
Consolidated:
CASM	12.75	¢	13.02	¢	(2.1)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.39		4.62		(5.0)
CASM excluding fuel	8.36	¢	8.40	¢	(0.5)

Mainline:
CASM	11.68	¢	12.00	¢	(2.7)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.26		4.50		(5.3)
CASM excluding fuel	7.42	¢	7.50	¢	(1.1)

OPERATING REVENUES

Total operating revenues increased $421 million, or 12%, during the first nine months of 2013 compared to the same period in 2012.  The changes are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2013	2012	% Change
Passenger
Mainline	$2,651	$2,491	6
Regional	582	559	4
Total passenger revenue	3,233	3,050	6
Freight and mail	88	85	4
Other - net	433	390	11
Special mileage plan revenue	192	—	NM
Total operating revenues	$3,946	$3,525	12

Passenger Revenue – Mainline

Mainline passenger revenue for the first nine months of 2013 increased by 6% on an 8.8% increase in capacity and a 2.1% decrease in PRASM compared to 2012. The increase in capacity is driven by new routes added in the last twelve months. The decrease in PRASM was driven by a 1.6% decrease in ticket yield and a 0.4 point decrease in load factor compared to the prior-year period. Increased competitive capacity in the state of Alaska and the new markets that have not yet matured are putting downward pressure on yields and load factor.

Passenger Revenue – Regional

Regional passenger revenue increased by $23 million, or 4%, compared to the first nine months of 2012, due to a 4.5% increase in PRASM and a 0.4% decrease in capacity. The increase in PRASM was due to an increase in load factor of 2.4 points and a slight increase in ticket yield of 1.5%. The increase in load factor was due to shifting supply to markets with higher demand.

Freight and Mail

Freight and mail revenue increased $3 million, or 4%, primarily due to increased freight volumes, which offset a decrease in mail rates.

Other – Net

Other - net revenue increased $43 million, or 11%, from the first nine months of 2012. Mileage plan revenue increased $26 million, due to an increase in miles sold, an increase in cash received per mile, and an increase in the percentage of cash proceeds allocated to the marketing deliverables under the modified credit card agreement.

Special Mileage Plan Revenue

On July 2, 2013, we modified and extended our co-branded credit card agreement with BAC. In connection with this agreement and as a result of applying related accounting standards, we recorded a one-time, non-cash revenue item of $192 million primarily related to our revaluation of the deferred revenue liability related to miles previously sold to BAC.

OPERATING EXPENSES

Total operating expenses increased $171 million, or 6%, compared to the first nine months of 2012, mostly as a result of higher non-fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,
(in millions)	2013	2012	% Change
Fuel expense	$1,115	$1,087	3
Non-fuel expenses	2,123	1,980	7
Total Operating Expenses	$3,238	$3,067	6

Significant operating expense variances from 2012 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first nine months of 2013 by $35 million, or 5%, compared to 2012.  The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30,
(in millions)	2013	2012	% Change
Wages	$591	$563	5
Pension - Defined benefit plans	38	43	(12)
Defined contribution plans	33	32	3
Medical and other benefits	99	90	10
Payroll taxes	45	43	5
Total wages and benefits	$806	$771	5

Wages increased 5% on a 1.5% increase in FTEs. The primary driver of the increase in wages was a newly ratified agreement with Alaska's pilots. These wages increased as a result of a 4% increase in FTEs and labor rate increases as part of the agreement. The increase in FTEs is to support additional aircraft in our fleet and more passengers flying with us.

Pension expense decreased 12%, compared to the same period in the prior year. The decline is due to having a lower accumulated loss to amortize as a result of higher plan assets and improved funded status compared to the prior year.

Medical and other benefits increased 10% compared to the same period in the prior year. The increase was due to higher than normal medical claims and rates in the third quarter of 2013 in comparison to the third quarter of 2012.

We expect wages and benefits to increase for the full year due to the new long term labor deals we signed with Alaska's pilots and Horizon's flight attendants and higher medical and other benefits, slightly offset by lower pension expense.

Variable Incentive Pay

Variable incentive pay expense increased during the first nine months of 2013 by $7 million, or 11% compared to 2012. The increase is due to exceeding our incentive plan goals by more than we were exceeding our prior-year goals at this time last year. For the full year of 2013, we currently expect incentive pay to be approximately $96 million compared to the $88 million recorded in 2012, but actual amounts could differ based on fourth quarter performance.

Aircraft Fuel

Aircraft fuel expense increased $28 million, compared to 2012. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30,
	2013		2012
(in millions, except for per gallon amounts)	Dollars	Cost/Gallon	Dollars	Cost/Gallon
Raw or "into-plane" fuel cost	$1,076	$3.19	$1,046	$3.31
(Gains) losses on settled hedges	46	0.14	12	0.04
Consolidated economic fuel expense	1,122	3.33	1,058	3.35
Mark-to-market fuel hedge adjustments	(7)	(0.02)	29	0.09
GAAP fuel expense	$1,115	$3.31	$1,087	$3.44
Fuel gallons	337		316

The raw fuel price per gallon decreased 3.6% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first nine months of 2013 was due to decreases in refining margins of 22.9%, partially offset by an increase in crude oil prices of 2.2%.

Losses recognized for hedges that settled during the year were $46 million in 2013, compared to $12 million in 2012.  These amounts represent the cash paid for premium expense, offset by cash received from those hedges. The increase in losses on settled hedges is primarily due to the premiums for hedges that we entered into up to three years ago. The majority of these hedges were purchased "at the money" resulting in a higher premium than under our current strategy of purchasing "out of the money" hedges.

We currently expect our economic fuel price per gallon to be lower in the fourth quarter of 2013 compared to the fourth quarter of 2012 due to our current estimate of lower refining margins, offset by higher average crude prices. For the full year, we expect our economic fuel price per gallon to be lower than the prior year primarily due to lower refining margins.

Aircraft Maintenance

Aircraft maintenance increased by $27 million, or 17%, compared to the prior-year period. Our B737 fleet expenses have increased due to lease return provisions for aircraft that will be returned in 2014, higher volume of heavy airframe checks, modification of our PBH contract related to the B737-700 and -900 engines, and termination of our PBH contract related to our -400 engines. Our Q400 fleet expenses have also increased compared to the prior year primarily due to more engine events. We expect aircraft maintenance expense to be approximately 10% higher for all of 2013 due to fewer scheduled events in the fourth quarter.

Landing Fees and Other Rentals

Landing fees and other rentals increased $22 million, or 12%, compared to the first nine months of 2012. The increase is primarily due to rate increases imposed at Sea-Tac International Airport of $19 million. We expect landing fees and other rentals to be higher in 2013 due to these rate increases. We recently signed a new lease with the Port of Seattle to lower the imposed rates, however the lease must be signed by a minimum number of other airlines for those rates to be effective in 2013.

Other Operating Expenses

Other operating expenses increased $18 million, or 10%, compared to the first nine months of 2012.  The increase is due to higher professional fees, IT costs, and losses on the disposal of assets. For the full year, we expect other expenses to increase due to various IT projects.

Additionally, we are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Nine Months Ended September 30,
	2013	2012	2013		2012		%Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$806	$771	3.17	¢	3.27	¢	(3.1)%
Variable incentive pay	68	61	0.27		0.26		3.8%
Aircraft maintenance	187	160	0.74		0.68		8.8%
Aircraft rent	89	86	0.35		0.37		(5.4)%
Landing fees and other rentals	207	185	0.82		0.79		3.8%
Contracted services	161	149	0.63		0.63		—%
Selling expenses	137	131	0.54		0.56		(3.6)%
Depreciation and amortization	203	195	0.80		0.83		(3.6)%
Food and beverage service	63	58	0.25		0.25		—%
Other	202	184	0.79		0.76		3.9%
Non-fuel Expenses	$2,123	$1,980	8.36	¢	8.40	¢	(0.5)%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.4 billion, which represents 30% of trailing 12 months revenue, and our expected cash from operations;

•	Our 53 unencumbered aircraft as of September 30, 2013, in our operating fleet that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities, with no outstanding borrowings.

During the first nine months of 2013, we purchased four B737-900ER aircraft with cash on hand and made debt payments totaling $139 million. In addition, we continued to return capital to our shareholders by paying a $14 million quarterly dividend for the first time in 21 years and repurchasing $83 million of our common stock. Finally, we made voluntary contributions to our defined-benefit pension plans of $38 million in 2013, although there were no funding requirements.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	September 30, 2013	December 31, 2012	Change
Cash and marketable securities	$1,445	$1,252	15.4%
Cash and marketable securities as a percentage of trailing twelve months revenue	30%	27%	3 pt
Long-term debt, net of current portion	$782	$871	(10.2)%
Shareholders’ equity	$1,802	$1,421	26.8%
Long-term debt-to-capital assuming aircraft operating leases are capitalized at seven times annualized rent	47%:53%	54%:46%	(7) pts

Given our strong financial condition, we will continue to evaluate our cash flows from operations and how we reinvest in the business and allocate capital to our shareholders, while maintaining a strong liquidity position.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first nine months of 2013, net cash provided by operating activities was $822 million, compared to $638 million during the same period in 2012. The $184 million increase was primarily attributable to an increase in cash flows from our mileage plan program, a change in our fuel hedging strategy where we're shortening the tenor of the program and purchasing out-of-the-money options, an increase in pretax profit from operations and the timing of paying invoices, partially offset by paying more in income taxes.

We typically generate positive cash flows from operations and expect to use that cash flow to invest in capital expenditures, make normal debt payments, and to return capital to shareholders through share repurchases and dividends. The issuance of a quarterly cash dividend does not affect our current financing arrangements, and is not expected to influence future capital resources.

Cash Used in Investing Activities

Cash used in investing activities was $680 million during the first nine months of 2013, compared to $514 million during the same period of 2012. Our capital expenditures were $395 million in the first nine months of 2013, due to delivery of four 900ER aircraft, as well as higher advanced deposits as we anticipate taking delivery of five 900ERs and three Q400s in the fourth quarter of 2013, and ten 900ERs in 2014. During the third quarter of 2013, we exercised options to purchase five additional 900ERs between 2015 and 2017, and deferred other options from 2015-2016 to 2018-2019.

The table below reflects the full-year expectation for total capital expenditures and the additional expenditures if options were exercised. These options will be exercised only if we believe return on invested capital targets can be met.

(in millions)	2013	2014	2015	2016
Aircraft and aircraft purchase deposits - firm	$415	$315	$305	$255
Other flight equipment	50	135	35	35
Other property and equipment	55	85	80	75
Total property and equipment additions	$520	$535	$420	$365
Aircraft and aircraft deposits related to Alaska options, if exercised(a)	$—	$60	$315	$310
Aircraft and aircraft deposits related to Horizon options, if exercised(a)	$—	$15	$45	$45

(a)	We have options to acquire 64 B737 aircraft with deliveries in 2015 through 2024, and options to acquire seven Q400 aircraft with deliveries in 2015 to 2018.

Cash Used by Financing Activities

Net cash used by financing activities was $223 million during the first nine months of 2013 compared to $199 million during the same period in 2012. During the first nine months of 2013 we made debt payments of $139 million, stock repurchases of $83 million, and a dividend payment of $14 million.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

As of September 30, 2013 we have firm orders to purchase 75 aircraft. We also have options to acquire 64 additional B737s and options to acquire seven Q400s.

The following table summarizes expected fleet activity by year:

	Actual Fleet Count		Expected Fleet Activity
Aircraft	Dec 31, 2012	Sep 30, 2013	Remaining 2013	Dec 31, 2013	2014 Changes	Dec 31, 2014
737 Freighters & Combis	6	6	—	6	—	6
737 Passenger Aircraft	118	122	4	126	2	128
Total Mainline Fleet	124	128	4	132	2	134
Q400	48	48	3	51	—	51
Total	172	176	7	183	2	185

We expect to pay for the firm aircraft deliveries in 2013 with cash on hand.  For future firm orders and if we exercise our options for additional deliveries, we may finance the aircraft through internally generated cash, long-term debt, or lease arrangements.

Future Fuel Hedge Positions

We use call options for crude oil futures and swap agreements for jet fuel refining margins to hedge against price volatility of future jet fuel consumption. We have refining margin swaps in place for approximately 50% of our fourth quarter 2013 estimated jet fuel purchases at an average price of 52 cents per gallon. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Remainder of 2013	50%	$102	$10
First Quarter 2014	50%	$103	$9
Second Quarter 2014	50%	$103	$8
Third Quarter 2014	44%	$103	$8
Fourth Quarter 2014	33%	$104	$7
Full Year 2014	44%	$103	$8
First Quarter 2015	28%	$104	$7
Second Quarter 2015	22%	$103	$6
Third Quarter 2015	17%	$106	$5
Fourth Quarter 2015	11%	$106	$5
Full Year 2015	19%	$104	$6
First Quarter 2016	6%	$105	$4
Full Year 2016	1%	$105	$4

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we benefit from a decline in crude oil prices, as there is no cash outlay other than the premiums we pay to enter into the contracts. During the second quarter of 2013, we changed the timing of our hedging program. At that time, we began hedging approximately 18 months in advance of consumption compared to 36 months historically. Additionally, we will reach our target of having 50% of consumption hedged 6 months in advance compared to 12 months historically.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of September 30, 2013:

(in millions)	Remainder of 2013	2014	2015	2016	2017	Beyond 2017	Total
Current and long-term debt obligations	$22	$117	$113	$111	$116	$414	$893
Operating lease commitments(a)	29	172	140	109	72	227	749
Aircraft purchase commitments	117	448	328	279	338	1,450	2,960
Interest obligations(b)	8	42	37	32	27	44	190
Other obligations(c)	12	48	42	18	19	8	147
Total	$188	$827	$660	$549	$572	$2,143	$4,939

(a)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of September 30, 2013.

(c)
Includes minimum obligations under our long-term power-by-the-hour maintenance agreement and obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the condensed consolidated financial statements for further information.

Pension Obligations

The table above excludes contributions to our various pension plans. Although there is no minimum required contribution, we have contributed $38 million in 2013.

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

While it is possible that we could have material cash obligations for this deferred liability at some point in the future, we cannot estimate the timing of long-term cash flows with reasonable accuracy. Taxable income and cash taxes payable in the short term are impacted by many items, including the amount of book income generated (which can be volatile depending on revenue and fuel prices), level of pension funding (which is generally not known until late each year), availability of "bonus depreciation", and other legislative changes that are out of our control.

In 2013, we made tax payments of $100 million. Based on year-to-date earnings as of September 30, 2013, and our current visibility into fourth quarter income, we expect to pay cash taxes between $125 million and $175 million for the 2013 tax year.

CRITICAL ACCOUNTING ESTIMATES

During the three months ended September 30, 2013, we modified and extended our co-branded credit card agreement with BAC. In connection with this agreement and as a result of applying related accounting standards, we were required to make changes to our mileage plan accounting. Please see Note 2: New Accounting Pronouncement for the related effect of the change in the accounting principle. In addition, for information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
July 1, 2013 - July 31, 2013	188,333	$58.65	188,333
August 1, 2013 - August 31, 2013	184,723	59.60	184,723
September 1, 2013 - September 30, 2013	163,952	61.07	163,952
Total	537,008	$59.77	537,008	$158

The shares were purchased pursuant to a $250 million repurchase plan authorized by the Board of Directors in September 2012. The plan has no expiration date, but is expected to be completed by the end of December 2014.

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

November 6, 2013

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