Form 10-K
period 2013-12-31
ALASKA AIR GROUP, INC.
filed 2014-02-13
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Large accelerated filer   ☒  Accelerated filer  ☐     Non-accelerated filer   ☐  Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of January 31, 2014, shares of common stock outstanding totaled 68,687,253. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2013, was approximately $3.6 billion (based on the closing price of $51.70 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Definitive Proxy Statement relating to 2014 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

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

PART I

ITEM 1. OUR BUSINESS

Alaska Air Group operates Alaska Airlines and Horizon Air, which together with its partner regional airlines, serve nearly 100 cities through an expansive network in Alaska, the Lower 48, Hawaii, Canada and Mexico. During 2013, we carried 27 million passengers while earning record full-year adjusted earnings of $383 million.

Our objective is to be one of the most respected U.S. airlines by our customers, employees, and shareholders. We believe our success depends on our ability to provide safe air transportation, develop relationships with customers by providing exceptional customer service and low fares, and maintain a competitive cost structure to compete effectively. Over the past decade, we have worked to transform our company to achieve these objectives. In 2013, Alaska Airlines ranked “Highest in Customer Satisfaction among Traditional Network Carriers” by J.D. Power and Associates for the sixth year in a row. We have been the leader in the industry for on-time performance among major airlines for the past four years. In 2013, we reported our tenth consecutive annual profit on an adjusted basis, and achieved an after-tax return on invested capital of 13.6%, surpassing our 10% goal for the fourth year in a row. Strong earnings improved our cash flow and strengthened our balance sheet resulting in (i) lower debt-to-capital ratio of 35%, (ii) cash and marketable securities balance of $1.3 billion, and (iii) fully-funded defined-benefit pension plans. This minimizes our financial risk and led Standard and Poor's to upgrade our credit rating to "BB+" in 2013. In addition, over the past decade, we have diversified our network to better respond to the seasonality in our business and provide more destinations for our customers. Since 2007, we have added 102 new routes to our network. As we look to the future, we will build on the success of the past few years by executing our strategic plan — the Five Focus Areas:

Safety and Compliance
We have an unwavering commitment to run a safe and compliant operation, and we will not compromise this commitment in the pursuit of other initiatives. Alaska and Horizon, in coordination with the FAA, began implementing a Safety Management System (SMS) to better identify and manage risk. Both airlines achieved Level 2 certification in 2013, and are currently moving forward to Level 3 certification. Our goal is to reach Level 4 certification for a fully-implemented and FAA-approved SMS by 2015. During the current year, 100% of our Alaska aircraft technicians completed the requirements for the FAA's "Diamond Certificate of Excellence" award for the 12th consecutive year and our Horizon aircraft technicians completed the requirements for the 12th time in the last 14 years.

People Focus
While aircraft and technology enable us to provide air transportation, we recognize this is fundamentally a people business and our success depends on our employees. Strengthening our "small company feel" will allow our employees to execute as a unified team on the frontlines and behind the scenes. Air Group employees have attended our Flight Path program, a one-day workshop to share the future vision for our company. In addition, all employees participate in the Performance-Based Pay (PBP) and Operational Performance Rewards (OPR) programs, which encourage employees to work together to achieve metrics related to safety, profitability, on-time performance, low costs and customer satisfaction. Over the last five years, our incentive programs have paid out over $430 million. This is consistent with one of our guiding principles that we want to pay our people well with a goal of reaching the industry’s best productivity over time. To that end, we signed three long-term agreements with various labor groups during the year and reached tentative five-year agreements with the Alaska flight attendants in December 2013 and with the clerical, office, and passenger service employees in February 2014. Additionally, we have voluntarily contributed $620 million to our pensions over the past five years, making us the only airline that has fully-funded defined-benefit pension plans.

Hassle-Free Customer Experience
We want to be the easiest airline to fly, which we will do by improving each step of the customer's journey from booking a ticket to our in-flight experience. During 2013, we upgraded our Android and iPhone applications to allow our customers to book tickets, shop for partner awards, sign up for the Mileage Plan, pay for bags, track flight details, check-in, get push notifications, utilize iPhone Passbook and Google Wallet, and view upgrade status and standby lists. We surpassed 1 million customer downloads of our apps during the year. We also increased the number of self-bag tagging locations to eight in 2013 (SEA, PDX, ANC, SAN, SAT, SLC, MCI, and MSP), which allows customers to print and attach their own luggage tags from a self-service kiosk in the airport lobby. We tested at home web bag-tagging for those traveling direct to our Hawaii destinations and are working closely with the TSA to offer this option more broadly in 2014. The Transportation Security Administration (TSA) Pre-Check Program is available in 27 of our locations, which allows eligible customers to opt-in for reduced screening requirements, and the Pre-Check notification is now visible on our boarding passes. As passengers take more control of their travel experience, we are able to reduce the time it takes a customer to move from the airport curb to the aircraft.

At Seattle-Tacoma International Airport (Sea-Tac), we started transforming the airport's North Satellite terminal into an upgraded, modernized facility that will become our airlines' primary terminal and will enhance the customer experience and support growth. The project will include design upgrades, enhanced traveler amenities, additional gates, and a new roof-top Boardroom. Together with the Sea-Tac Airport, we will break ground in 2014 on a project to install sloped walkways from the C-Concourse to ground-level boarding areas along with new covered walkways to the aircraft. In several years, Alaska will be the sole airline tenant of the North Satellite and Horizon will operate entirely from the C Concourse.

We continued to improve our in-flight experience with our cabin upgrade project, featuring the innovative and comfortable Recaro seats with both 110-volt and USB power outlets for every passenger, and an enhanced inflight entertainment system that allows customers to stream movies and television shows to any Wi-Fi enabled device. The first aircraft complete with seats with power debuted in December and we expect to finish the project for the majority of our 737's by the end of 2014. Also in 2013, we purchased nine new 737-900ER's with the Boeing Sky Interior, which includes variable ambient cabin lighting, larger window recesses, and overhead bins which provide more headroom all designed to offer a greater sense of space. In 2014, we expect to purchase ten new 737-900ER's with the Boeing Sky Interior.

Energetic and Compelling Brand
We are fortunate to have high brand awareness and customer loyalty in the Pacific Northwest and Alaska, our core markets. To maintain market share in core markets, while also growing in newer markets like California, Hawaii and cities in the mid-continental and eastern U.S., we believe we must better understand what is important to our customers, and position our brand appropriately to help differentiate us from the competition. In 2013, we aggressively optimized our marketing initiatives to help us to continue to raise awareness and consideration in new markets and increase advocacy in established ones. In pursuit of building an energetic and compelling brand, in 2014, we will be making a significant investment in our brand refresh initiative.

We continue to leverage our brand and technology to develop a direct relationship with more of our customers. In 2013, approximately 55% of our ticket sales were made through alaskaair.com, up a point from 2012. In addition to more traditional online advertising efforts, we continue to invest in our social media communities, such as Facebook and Twitter. We saw healthy increases in both of our primary social communities with Facebook growing by 45.9% and Twitter by 43.2%.
In 2013, we expanded our customer support team so that we can continue to provide customers with exceptional customer service throughout their journey.

Also in support of our brand, we position ourselves as the industry leader in community and environmental stewardship. In 2013, we were named the most fuel-efficient airline in the U.S. by the International Council on Clean Transportation, collected and recycled over 77% of waste collected during flights, and donated $7.6 million to more than 1,300 charitable organizations including support for the grand opening of Aviation High School in Seattle and other educational efforts. Our employees also volunteered more than 10,500 hours of community service.

Low Fares, Low Costs and Network Growth
In order to provide low fares to our customers while returning value to our shareholders, we believe we must maintain a competitive cost structure. In 2013, we lowered our unit costs, excluding fuel, by 0.1% on a consolidated basis, representing the 11th such annual reduction out of the past 12 years. We achieved this through a continued focus on productivity. In 2013, we increased employee productivity by 4.0% and will continue to focus on that metric as we leverage growth. We also continue to manage fuel costs by flying larger, more fuel-efficient aircraft, which have increased our fuel efficiency as measured by available seat miles flown per gallon by 3.7% over the last five years. Looking forward, we have committed to purchasing 32 737-900ER and 37 737-MAX aircraft, with deliveries in 2014 to 2022, to position us for growth and ensure we will continue to operate the quietest and most fuel-efficient aircraft available for the foreseeable future.

In 2013, we added 17 new markets to our network and exited two as we continued to better match supply with demand. We diversified our network further to offer more utility to our customers by expanding services out of Anchorage, Portland, San Diego, and Seattle, and began service to Salt Lake City, Omaha, Steamboat Springs, and Colorado Springs. We will also add new routes out of Salt Lake City to Boise, Los Angeles, Las Vegas, Portland, San Diego, San Jose, and San Francisco in 2014.

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

We attempt to deploy aircraft into the network in ways that best optimize our revenues and profitability, and reduce our seasonality.

The percentage of our capacity by market is as follows:

	2013	2012	2011	2010	2009
West Coast	34%	35%	37%	41%	45%
Alaska	16%	17%	18%	19%	20%
Transcon/midcon	22%	19%	19%	19%	17%
Hawaii	19%	20%	16%	11%	7%
Mexico	7%	7%	9%	8%	8%
Canada	2%	2%	1%	2%	3%
Total	100%	100%	100%	100%	100%

MAINLINE

We offer extensive north/south service within the western U.S., Canada and Mexico, and passenger and dedicated cargo services to and within the state of Alaska. We also provide long-haul east/west service to Hawaii and 20 cities in the mid-continental and eastern U.S., primarily from Seattle, where we have our largest concentration of departures; although we do offer long-haul departures from other cities as well.

In 2013, we carried 19.7 million revenue passengers in our mainline operations, and we carry more passengers between Alaska and the U.S. mainland than any other airline. Based on the number of passengers carried in 2013, Alaska’s leading airports are Seattle, Los Angeles, Anchorage, Portland, and San Diego. Based on 2013 revenues, the leading nonstop routes are Seattle-Anchorage, Seattle-Los Angeles, Seattle-San Diego, Seattle-Las Vegas, and Seattle-San Francisco. At December 31, 2013, Alaska’s operating fleet consisted of 131 Boeing 737 jet aircraft, compared to 124 B737 aircraft as of December 31, 2012.

The percentage of mainline passenger capacity by market and average stage length is presented below:

	2013	2012	2011	2010	2009
West Coast	28%	29%	31%	33%	37%
Within Alaska and between Alaska and the U.S. mainland	18%	18%	20%	21%	23%
Transcon/midcon	25%	22%	21%	24%	23%
Hawaii	21%	22%	18%	13%	8%
Mexico	7%	8%	8%	7%	7%
Canada	1%	1%	2%	2%	2%
Total	100%	100%	100%	100%	100%

Average Stage Length	1,177	1,161	1,114	1,085	1,034

REGIONAL

Our regional operations consist of flights operated by Horizon, SkyWest and PenAir. In 2013, our regional operations carried approximately 7.7 million revenue passengers, primarily in the states of Washington, Oregon, Idaho and California. Horizon is the largest regional airline in the Pacific Northwest and represents over 90% of Air Group's regional revenue passengers.

Based on 2013 passenger enplanements on regional aircraft, our leading airports are Seattle and Portland. Based on revenues in 2013, our leading nonstop routes are Seattle-Portland, Seattle-Spokane, and Seattle-Boise. At December 31, 2013, Horizon’s operating fleet consisted of 51 Bombardier Q400 turboprop aircraft, compared to 48 Q400's at December 31, 2012. Horizon flights are listed under Alaska's designator code in airline reservation systems, and in all customer-facing locations.

The percentage of regional passenger capacity by market and average stage length is presented below:

	2013	2012	2011	2010	2009
West Coast	66%	68%	68%	71%	71%
Pacific Northwest	21%	20%	19%	17%	18%
Canada	9%	9%	9%	9%	8%
Within Alaska	2%	2%	2%	2%	2%
Mexico	1%	1%	2%	1%	1%
Midcon	1%	—%	—%	—%	—%
Total	100%	100%	100%	100%	100%

Average Stage Length	290	294	309	333	327

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

In 2013, the airline industry is expected to report record revenues and profits with passengers topping 3 billion for the first time in history. As the industry recovers from the deficits accumulated in the past decade, airlines are now moving toward making significant investments in the customer experience to attract demand, and thus, the level of competition is expected to increase in the future years.

FUEL

Our business and financial results are highly affected by the price and, potentially, the availability of aircraft fuel. The cost of aircraft fuel is volatile and outside of our control, and it can have a significant and immediate impact on our operating results. Over the past five years, aircraft fuel expense ranged from 21% to 35% of operating expenses. Fuel prices are impacted by changes in both the price of crude oil and refining margins, and can vary by region in the U.S.

The price of crude oil has ranged from a low of $62 per barrel in 2009 to a high of $112 in 2011, and averaged $98 per barrel in 2013. For us, a $1 per barrel increase in the price of oil equates to approximately $11 million of additional fuel cost annually.  Said another way, a one-cent change in our fuel price per gallon will impact our expected annual fuel cost by approximately $4.5 million per year.

Refining margins, which represent the price of refining crude oil into aircraft fuel, are a smaller portion of the overall price of jet fuel, but also contributed to the price volatility in recent years. Refining margin prices have fluctuated between $2 per barrel and $50 per barrel in the last five years.

Generally, West Coast aircraft fuel prices are somewhat higher and more volatile than prices in the Gulf Coast or on the East Coast, putting our mainline operation at a competitive disadvantage. Our average raw fuel cost per gallon decreased 4% in 2013, increased 2% in 2012, and increased 36% in 2011.

The percentage of our aircraft fuel expense by crude and refining margins, as well as the percentage of our aircraft fuel expense of operating expenses are as follows:

	2013	2012	2011	2010	2009
Crude oil	71%	65%	70%	79%	82%
Refining margins	19%	25%	24%	14%	13%
Other(a)	10%	10%	6%	7%	5%
Total	100%	100%	100%	100%	100%

Aircraft fuel expense	34%	35%	34%	27%	21%

(a)	Other includes gains and losses on settled fuel hedges, unrealized mark-to-market fuel hedge gains or losses, taxes and other into-plane costs.

We use crude oil call options and jet fuel refining margin swap contracts as hedges to decrease our exposure to the volatility of jet fuel prices. Both call options and swaps effectively cap our pricing for the crude oil and refining margin components, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With the call option contracts, we still benefit from the decline in crude oil prices, as there is no future cash exposure above the premiums we pay to enter into the contracts. The swap contracts do not require an upfront premium, but do expose us to future cash outlays in the event actual prices are below the swap price during the hedge period. During the second quarter of 2013, we changed the tenor of our hedging program. Since then, we have been hedging approximately 18 months in advance of consumption compared to 36 months historically. Additionally, we will reach our target of having 50% of consumption hedged 6 months in advance compared to 12 months historically.

We believe that operating fuel-efficient aircraft is the best hedge against high fuel prices. Alaska operates an all-Boeing 737 fleet and Horizon operates an all-Bombardier Q400 turboprop fleet. Air Group's fuel-efficiency rate expressed in available seat miles flown per gallon (ASMs/g) improved from 72.6 ASMs/g in 2009 to 75.3 ASMs/g in 2013. These improvements have not only reduced our fuel consumption rate, but also the amount of greenhouse gases and other pollutants that our operations emit.

COMPETITION

Competition in the airline industry is intense and unpredictable. Our competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. Our five principal competitors, in order of competitive overlap, are Delta, United, Southwest, American, and Hawaiian. Based on schedules filed with the U.S. Department of Transportation, we expect the amount of competitive overlap from these carriers to increase 9% in 2014. We also compete with several other domestic and international carriers, but to a lesser extent than our principal competitors.

We believe that the following principal competitive factors are important to our customers:

•	Safety record

•	Customer service and reputation

We compete with other airlines in areas of customer service such as on-time performance, passenger amenities - including first class seating, quality of buy-on-board products, aircraft type, and comfort. In 2013, Alaska Airlines ranked “Highest in Customer Satisfaction among Traditional Network Carriers” by J.D. Power and Associates for the sixth year in a row. All of our 2013 mainline aircraft deliveries included the Boeing Sky Interior and the innovative and comfortable Recaro seats. In 2014, we will continue to improve our in-flight experience with our cabin upgrade project featuring the Recaro seats with power outlets for every passenger flying our B737-800, -900, and -900ER aircraft. Additionally, FlightStats.com has named Alaska Airlines the No. 1 on-time major carrier in North America for each of the past three years, 2010-2012, and as of November 2013, we were the No. 1 on-time major carrier in North America for the past 12 months.

•	Fares and ancillary services

The pricing of fares is a significant competitive factor in the airline industry, and the increased availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. Pricing is driven by a variety of factors, including but not limited to, market-specific capacity, market share per route/geographic area, cost structure, fare vs. ancillary revenue strategies, and demand.

For example, airlines often discount fares to drive traffic in new markets or to stimulate traffic when necessary to improve load factors. In addition, legacy carriers have been able to reduce their operating costs through bankruptcies and mergers, while low-cost carriers have continued to grow their fleets and expand their networks, potentially enabling them to better control costs per available seat mile (the average cost to fly an aircraft seat (empty or full) one mile), which in turn may enable them to lower their fares. These factors can reduce our pricing power and that of the airline industry as a whole.

The domestic airline capacity is dominated by four large carriers, representing approximately 85% of total seats. Accordingly, if these carriers discount their fares or enter into our core markets, we must match those fares in order to maintain our load factors, often resulting in year-over-year decreases in our yields. We will defend our core markets vigorously, and if necessary redeploy capacity to better match supply with demand. We believe the restructuring we've made over the past decade has decreased our costs to the point we can offer low fares while still earning a pre-tax margin greater than 10%.

•	Routes served, flight schedules, codesharing and interline relationships, and frequent flyer programs

We also compete with other airlines based on markets served, the frequency of service to those markets, and frequent flyer opportunities. Some airlines have more extensive route structures than we do, and they offer significantly more international routes. In order to expand opportunities for our customers, we enter into codesharing and interline relationships with other airlines that provide reciprocal frequent flyer mileage credit and redemption privileges. These relationships allow us to offer our customers access to more destinations than we can on our own, gain exposure in markets we don't serve, and allow our customers more opportunities to earn and redeem frequent flyer miles. In December 2013, we announced that our Mileage Plan members will be able to earn elite qualifying miles on all of our international parters, providing them with even more utility from their membership. The Mileage Plan elite-level programs include bonus flight miles, complimentary upgrades, priority check-in and boarding, preferred seats, discounted airport lounge membership, fee waivers and access to exclusive events.

In addition to domestic or foreign airlines that we compete with on most of our routes, we also compete with ground transportation in our short-haul markets in the regional operations.  Both carriers, to some extent, also compete with technology such as video conferencing and internet-based meeting tools that have changed the need for, or frequency of face-to-face business meetings.

AGREEMENTS WITH OTHER AIRLINES

Our agreements fall into three different categories: Frequent Flyer, Codeshare, and Interline agreements. Frequent Flyer Agreements offer reciprocal frequent flyer mileage credit and redemption privileges for our customers. Alaska offers one of the most comprehensive frequent flyer programs for our Mileage Plan members through our frequent flyer partnerships with a number of domestic and international carriers.

Codeshare agreements allow one or more marketing carriers to sell seats on a single operating carrier that services passengers under multiple flight numbers. The sale of codeshare seats can vary depending on the sale arrangement. For example, in a free-sale arrangement, the marketing carrier sells the operating carrier's inventory without any restriction; whereas in a block space arrangement, fixed amount of seats are sold to the marketing carrier by the operating carrier. The interchangeability of the flight code between carriers provides a greater selection of flights for customers, along with increased flexibility for mileage accrual and redemption.

Interline agreements allow airlines to jointly offer a competitive, single-fare itinerary to customers traveling via multiple carriers to a final destination. An interline itinerary offered by one airline may not necessarily be offered by the other, and the fare collected from passengers are prorated and distributed to interline partners according to preexisting agreements between the carriers. Frequent Flyer, Codeshare, and Interline agreements help increase our traffic and revenue by providing more route choices to customers.

We have marketing alliances with a number of airlines that provide frequent flyer and codesharing opportunities. Alliances are an important part of our strategy and enhance our revenues by:

•	offering our customers more travel destinations and better mileage credit/redemption opportunities, including elite qualifying miles on all of our major U.S. and international airline partners;

•	giving our Mileage Plan program a competitive advantage because of our partnership with carriers from two of the three major global alliances (Oneworld and Skyteam);

•	giving us access to more connecting traffic from other airlines; and

•	providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and its regional affiliates while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sale codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and at any time, one or more may be in the process of renegotiation.

The comprehensive summary of alliances with other airlines are as follows:

	Frequent Flyer Agreement	Codeshare — Alaska Flight # on Flights Operated by Other Airline	Codeshare — Other Airline Flight # on Flights Operated by Alaska / Horizon / SkyWest
Major U.S. or International Airlines
Aeromexico(a)	Yes	No	Yes
American Airlines/American Eagle	Yes	Yes	Yes
Air France	Yes	No	Yes
British Airways	Yes	No	No
Cathay Pacific Airways	Yes	No	Yes
Delta Air Lines(b)	Yes	Yes	Yes
Emirates	Yes	No	Yes
KLM	Yes	No	Yes
Korean Air	Yes	No	Yes
LAN S.A.	Yes	No	Yes
Fiji Airways(c)	Yes	No	Yes
Qantas	Yes	No	Yes
Regional Airlines
SkyWest(c)	Yes	Yes	No
Era Alaska	Yes	Yes	No
PenAir(c)	Yes	Yes	No

(a)	Alaska and Aeromexico launched a new codeshare partnership in December 2012, and began reciprocal frequent flyer partnership in July 2013.

(b)	Alaska has codeshare agreements with the Delta Connection carriers SkyWest, ExpressJet, Pinnacle, and Compass as part of its agreement with Delta.

(c)	These airlines do not have their own frequent flyer program. However, Alaska’s Mileage Plan members can earn and redeem miles on these airlines’ route systems.

The following is the financial impact of our marketing alliances:

	2013	2012	2011	2010	2009
Air Group Marketed Revenues	90.0%	90.2%	89.3%	89.9%	89.3%

Codeshare Agreements:
Delta Air Lines	3.8%	3.4%	3.6%	3.7%	1.9%
American Airlines	2.6%	2.7%	3.4%	3.1%	3.4%
Others	0.9%	0.8%	0.8%	0.8%	2.3%

Interline Agreements:
Domestic Interline	1.9%	2.1%	2.2%	1.9%	2.5%
International Interline	0.8%	0.8%	0.7%	0.6%	0.6%
Total Operating Revenue	100.0%	100.0%	100.0%	100.0%	100.0%

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

•	Reservation call centers: These call centers are located in Phoenix, AZ, Kent, WA, and Boise, ID. We generally charge a $15 fee for booking reservations through these call centers.

Our sales by channel are as follows:

	2013	2012	2011	2010	2009
Alaskaair.com	55%	54%	51%	48%	45%
Traditional agencies	27%	27%	28%	28%	32%
Online travel agencies	13%	13%	13%	15%	11%
Reservation call centers	5%	6%	8%	9%	12%
Total	100%	100%	100%	100%	100%

SEASONALITY AND OTHER FACTORS

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. Our profitability is generally lowest during the first and fourth quarters due principally to lower traffic. Profitability typically increases in the second quarter and then reaches its highest level during the third quarter as a result of vacation travel, including increased activity in the state of Alaska. However, we have taken steps over the past few years to better manage the seasonality of our operations by adding flights to leisure destinations, like Hawaii, and expanding to cities in the mid-continental and eastern U.S.

In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	general economic conditions and resulting changes in passenger demand,

•      changes in fuel costs,

•	pricing initiatives by us or our competitors,

•	the timing and amount of maintenance expenditures (both planned and unplanned), and

•	increases or decreases in passenger and volume-driven variable costs.

Many of the markets we serve experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceling flights, and reaccommodating displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions, particularly in the state of Alaska and the Pacific Northwest, than some of our competitors, who may be better able to spread weather-related risks over larger route systems.

No material part of our business or that of our subsidiaries is dependent upon a single customer, or upon a few high-volume customers.

EMPLOYEES

Our business is labor intensive. As of December 31, 2013, we employed 13,177 (10,201 at Alaska and 2,976 at Horizon) active full-time and part-time employees. Wages and benefits, including variable incentive pay, represented approximately 42% of our total non-fuel operating expenses in both 2013 and 2012.

Most major airlines, including ours, have employee groups that are covered by collective bargaining agreements. Airlines with unionized work forces have higher labor costs than carriers without unionized work forces, and they may not have the ability to adjust labor costs downward quickly enough to respond to new competition. At December 31, 2013, labor unions represented 83% of Alaska’s and 49% of Horizon’s employees. Our relations with our U.S. labor organizations are governed by the Railway Labor Act (RLA). Under this act, collective bargaining agreements do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in self-help.

Alaska’s union contracts at December 31, 2013 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association International (ALPA)	Pilots	1,440	Amendable 03/31/2018
Association of Flight Attendants (AFA)	Flight attendants	3,132	Tentative agreement reached.
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	598	Amendable 7/19/2018
IAM	Clerical, office and passenger service	2,508	Tentative agreement reached.
Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	632	Amendable 10/17/2016
Mexico Workers Association of Air Transport	Mexico airport personnel	99	Amendable 9/29/2014
Transport Workers Union of America (TWU)	Dispatchers	41	Amendable 3/24/2015

Horizon’s union contracts at December 31, 2013 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	551	Amendable 12/14/2018
AFA	Flight attendants	545	Amendable 07/18/18
IBT	Mechanics and related classifications	274	Amendable 12/16/2014
TWU	Dispatchers	16	Amendable 8/26/2014
National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	49	Amendable 2/14/2016
IAM	Maintenance Stores	33	In Negotiations

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and executive officers of Alaska and Horizon who have significant decision-making responsibilities, their positions and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
Bradley Tilden	Chairman, President and Chief Executive Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc. and Chief Executive Officer of Horizon Air Industries, Inc.	53	1994

Glenn Johnson	Executive Vice President of Alaska Air Group, Inc. and President of Horizon Air Industries, Inc.	55	1991

Keith Loveless	Executive Vice President, General Counsel and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc.	57	1996

Benito Minicucci	Executive Vice President/Operations and Chief Operating Officer of Alaska Airlines, Inc.	47	2004

Brandon Pedersen	Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	47	2003

Mr. Tilden joined Alaska Airlines in 1991, became Controller of Alaska Air Group, Inc. and Alaska Airlines in 1994, Chief Financial Officer in February 2000, Executive Vice President/Finance and Chief Financial Officer in January 2002, Executive Vice President/Finance and Planning in 2007, and President of Alaska Airlines in December 2008. He is a member of Air Group’s Management Executive Committee and was elected to the Air Group Board in 2010. He was elected Chief Executive Officer of Alaska Air Group, Inc., Alaska Airlines and Horizon Air Industries in May 2012, and was elected Chairman of the Board in November 2013.

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

•
TSA: Airlines serving the U.S. must operate a TSA-approved Aircraft Operator Standard Security Program (AOSSP), and comply with TSA Security Directives (SDs) and regulations. Airlines are subject to enforcement actions that are brought by the TSA from time to time for alleged violations of the AOSSP, SDs or security regulations. We are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate. Under TSA authority, we are also required to collect a September 11 Security Fee of $2.50 per enplanement from passengers and remit that sum to the government to fund aviation security measures. Carriers also pay the TSA a security infrastructure fee to cover passenger and property screening costs. These security infrastructure fees amounted to $13 million each year in 2013, 2012 and 2011. Starting July 1, 2014, the TSA security fee will increase to $5.60 per one-way trip. In addition, starting October 1, 2014, the security infrastructure fees will no longer be in effect.

The Department of Justice and DOT have jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act. To the extent we continue to fly to foreign countries and pursue alliances with international carriers, we may be subject to certain regulations of foreign agencies and international treaties.

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

We expect there will be legislation in the future to reduce carbon and other greenhouse gas emissions. Alaska and Horizon have transitioned to more fuel-efficient aircraft fleets.

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

Similarly, there are a number of legislative and regulatory initiatives and reforms at the federal, state, and local level, including increasingly stringent laws protecting the environment, minimum wage requirements, and health care mandates that could affect our relationship with our workforce and cause our expenses to increase without an ability to pass through these costs.

Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Many airports have increased their rates and charges to air carriers related to higher security costs, increased costs related to updated infrastructures, and other costs. Additional laws, regulations, taxes, and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. Although lawmakers may impose these additional fees and view them as “pass-through” costs, we believe that a higher total ticket price will influence consumer purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business.

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

Like other airlines, our operations often are affected by delays, cancellations and other conditions caused by factors largely beyond our control.

Other conditions that might impact our operations include:

•	lack of a national airline policy;

•	lack of operational approval (e.g. new routes, aircraft deliveries, etc.) due to government shutdown;

•	air traffic congestion at airports or other air traffic control problems;

•	adverse weather conditions;

•	increased security measures or breaches in security;

•	international or domestic conflicts or terrorist activity; and

•	other changes in business conditions.

Due to our concentration of flights in the Pacific Northwest and Alaska, we believe a large portion of our operation is more susceptible to adverse weather conditions. A general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition and results of operations.

STRATEGY

The airline industry is highly competitive and susceptible to price discounting and changes in capacity, which could have a material adverse effect on the Company. If we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.

The U.S. airline industry is characterized by substantial price competition. In recent years, the market share held by low-cost carriers has increased significantly and is expected to continue to increase. Airlines also compete for market share by increasing or decreasing their capacity, including route systems and the number of markets served. Several of our competitors have increased their capacity in markets we serve, particularly on the West Coast, therefore increasing competition for those destinations. This increased competition in both domestic and international markets may have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

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

The airline industry may undergo further restructuring, consolidation, or the creation or modification of alliances or joint ventures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We continue to face strong competition from other carriers due to restructuring, consolidation, and the creation and modification of alliances and joint ventures. Since deregulation, both the U.S. and international airline industries have experienced consolidation through a number of mergers and acquisitions. Carriers may improve their competitive positions through airline alliances, slot swaps/acquisitions, and/or joint ventures. Certain airline joint ventures further competition by allowing airlines to coordinate routes, pool revenues and costs, and enjoy other mutual benefits, achieving many of the benefits of consolidation.

We depend on a few key markets to be successful.

Our strategy is to focus on serving a few key markets, including Seattle, Los Angeles, Anchorage, Portland, Hawaii and San Diego. A significant portion of our flights occur to and from our Seattle hub. In 2013, passengers to and from Seattle accounted for 61% of our total passengers.

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

The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. We are also highly dependent on U.S. consumer confidence and the health of the U.S. economy. Unfavorable U.S. economic conditions have historically driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and shorthaul travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forego air travel by using communication alternatives such as videoconferencing and the Internet or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions also hamper the ability of airlines to raise fares to counteract increased fuel, labor, and other costs. Unfavorable or even uncertain economic conditions could negatively affect our financial condition and results of operations.

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

Alaska and Horizon are parties to marketing agreements with a number of domestic and international air carriers, or “partners," including, but not limited to, American Airlines and Delta Air Lines. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. In addition, the agreements generally provide that members of Alaska’s Mileage Plan program can earn miles on or redeem miles for partner flights and vice versa. We receive revenue from flights sold under codeshare and from interline arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our Mileage Plan program. The loss of a significant partner through bankruptcy, consolidation, or otherwise, could have a negative effect on our revenues or the attractiveness of our Mileage Plan, which we believe is a source of competitive advantage.

There is ongoing speculation that further airline consolidations or reorganizations could occur in the future. We routinely engage in analysis and discussions regarding our own strategic position, including alliances, codeshare arrangements, interline arrangements, frequent flyer program enhancements, and may have future discussions with other airlines regarding similar activities. If other airlines participate in consolidations or reorganizations, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of ours and potentially impairing our ability to realize expected benefits from our own strategic relationships.

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

Fuel costs constitute a significant portion of our total operating expenses, accounting for 34%, 35% and 34% of total operating expenses for the years ended 2013, 2012 and 2011, respectively. Future increases in the price of jet fuel may harm our business, financial condition and results of operations, unless we are able to increase fares and fees, or add additional ancillary fees to attempt to recover increasing fuel costs.

Certain of the Company’s financing agreements have covenants that impose operating and financial restrictions on the Company and its subsidiaries.

Certain of our credit facilities and indentures governing our secured borrowings impose certain operating and financial covenants on us. Such covenants require us to maintain, depending on the particular agreement, minimum fixed charge coverage ratios, minimum liquidity and/or minimum collateral coverage ratios, and other negative covenants customary for such financings. A decline in the value of collateral could result in a situation where we may not be able to maintain the required collateral coverage ratio.

Our ability to comply with these covenants may be affected by events beyond our control, including the overall industry revenue environment and the level of fuel costs, and we may be required to seek waivers or amendments of covenants, repay all or a portion of the debt or find alternative sources of financing.

Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.

As of December 31, 2013, the average age of our NextGen aircraft (B737-800, -900, -900ERs) was approximately 5.8 years, and the average age of our Q400 aircraft was approximately 7.1 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages. Additionally, during the current year we modified one of our power-by-the-hour agreements and terminated another agreement, meaning that we could be more susceptible to variances in our maintenance expense due to more expensive scheduled maintenance, foreign object damage, unplanned engine removal or other unplanned maintenance event. Any significant increase in maintenance expenses could have a material adverse effect on our results of operations.

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

In pursuit of these efforts we may negatively affect our reputation with some of our existing customer base.

LABOR RELATIONS AND LABOR STRATEGY

A significant increase in labor costs, unsuccessful attempts to strengthen our relationships with union employees, or loss of key personnel could adversely affect our business and results of operations.

Labor costs are a significant component of our total expenses, accounting for approximately 42%, 42% and 41% of our non-fuel operating expenses in 2013, 2012 and 2011, respectively. Each of our represented employee groups has a separate collective bargaining agreement, and could make demands that would increase our operating expenses and adversely affect our financial performance if we agree to them. The same result could apply if we experience a significant increase in vendor labor costs that ultimately flow-through to us.

As of December 31, 2013, labor unions represented approximately 83% of Alaska’s and 49% of Horizon’s employees. Although we have been successful in maturing communications, negotiating approaches, and other strategies to enhance workforce engagement in the Company's long-term vision, future uncertainty around open contracts could be a distraction, affecting employee focus in our business and diverting management’s attention from other projects and issues.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2013:

Aircraft Type	Seats	Owned	Leased	Total	Average Age in Years
B737 Freighters & Combis	0/72	6	—	6	20.2
B737-400/700	144/124	17	22	39	16.1
B737-800/900/900ER	157/172/181*	76	10	86	5.8
B737 Passenger Aircraft		93	32	125	9.0
Total Mainline Fleet		99	32	131	9.5
Q400	76	36	15	51	7.1
Total		135	47	182	8.8
* The number of seats for -800's and -900's indicate seats prior to the cabin upgrade project. For the -800's and -900's that have completed the cabin upgrade project with the Recaro seats, the number of seats will increase to 163 and 181, respectively.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations" discusses future orders and options for additional aircraft.

Thirteen of our owned aircraft secure long-term debt arrangements or collateralize our revolving credit facility.  See further discussion in “Liquidity and Capital Resources."

Alaska’s leased B737 aircraft have lease expiration dates between 2014 and 2021. Horizon’s leased Q400 aircraft have expiration dates in 2018. Horizon also has 2 owned and 14 leased CRJ-700 aircraft, of which 13 are subleased to third-party carriers. The head leases on the 14 leased CRJ-700 aircraft have expiration dates between 2018 and 2020.  Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.

GROUND FACILITIES AND SERVICES

Alaska and Horizon lease ticket counters, gates, cargo and baggage space, ground equipment, office space, and other support areas at the majority of the airports they serve. Alaska also owns terminal buildings in various cities in the state of Alaska.

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

Horizon owns its Seattle corporate headquarters building. It leases operations, training, and aircraft maintenance facilities in Portland and Spokane, as well as line maintenance stations in Boise, Bellingham, Eugene, San Jose, Medford, Redmond, Seattle, and Spokane.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2013, there were 68,766,691 shares of common stock of Alaska Air Group, Inc. issued and 68,745,953 shares outstanding and 2,801 shareholders of record. In 2013, we initiated our first quarterly dividend since 1992, and paid $0.20 per share in August and December. Our common stock is listed on the New York Stock Exchange (symbol: ALK). The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange:

	2013		2012
	High	Low	High	Low
First Quarter	$63.96	$43.94	$39.77	$33.69
Second Quarter	67.47	50.42	36.62	31.29
Third Quarter	64.21	51.65	38.46	32.69
Fourth Quarter	78.19	61.17	45.15	34.57

SALES OF NON-REGISTERED SECURITIES

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
October 1, 2013 – October 31, 2013	170,569	$65.71	170,569
November 1, 2013 – November 30, 2013	161,876	74.94	161,876
December 1, 2013 – December 31, 2013	704,858	73.08	704,858
Total	1,037,303	$71.24	1,037,303	$83

Purchased pursuant to a $250 million repurchase plan authorized by the Board of Directors in September 2012. The plan has no expiration date, but is expected to be completed by December 2014.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2008 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2008.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

	2013		2012		2011		2010		2009
CONSOLIDATED OPERATING RESULTS (audited)
Year Ended December 31 (in millions, except per-share amounts):
Operating Revenues(a)	5,156		4,657		4,318		3,832		3,400
Operating Expenses	4,318		4,125		3,869		3,361		3,133
Operating Income	838		532		449		471		267
Nonoperating expense, net of interest capitalized(b)	(22)		(18)		(55)		(65)		(64)
Income before income tax	816		514		394		406		203
Net Income	508		316		245		251		122
Average basic shares outstanding	69.955		70.708		71.755		71.644		71.630
Average diluted shares outstanding	70.939		71.784		73.421		73.571		72.308
Basic earnings per share	7.26		4.47		3.41		3.50		1.70
Diluted earnings per share	7.16		4.40		3.33		3.41		1.69
Cash dividend declared per share	$0.40		—		—		—		—
CONSOLIDATED FINANCIAL POSITION (audited)
At End of Period (in millions):
Total assets	5,838		5,505		5,167		5,017		4,996
Long-term debt, including current portion	871		1,032		1,307		1,534		1,855
Shareholders' equity	2,029		1,421		1,174		1,106		872
OPERATING STATISTICS (unaudited)
Consolidated:(c)
Revenue passengers (000)	27,414		25,896		24,790		23,334		22,320
Revenue passenger miles (RPM) (000,000) "traffic"	28,833		27,007		25,032		22,841		20,811
Available seat miles (ASM) (000,000) "capacity"	33,672		31,428		29,627		27,736		26,501
Load factor	85.6%		85.9%		84.5%		82.4%		78.5%
Yield	14.80	¢	14.92	¢	14.81	¢	14.30	¢	14.16	¢
Passenger revenues per ASM (PRASM)	12.67	¢	12.82	¢	12.51	¢	11.78	¢	11.12	¢
Operating revenues per ASM (RASM)(d)	14.74	¢	14.82	¢	14.57	¢	13.82	¢	12.83	¢
Operating expenses per ASM, excluding fuel and noted items (CASMex)(d)	8.47	¢	8.48	¢	8.55	¢	8.82	¢	9.20	¢
Mainline:
Revenue passengers (000)	19,737		18,526		17,810		16,514		15,561
RPMs (000,000) "traffic"	26,172		24,417		22,586		20,350		18,362
ASMs (000,000) "capacity"	30,411		28,180		26,517		24,434		23,144
Load factor	86.1%		86.6%		85.2%		83.3%		79.3%
Yield	13.33	¢	13.45	¢	13.26	¢	12.75	¢	12.60	¢
PRASM	11.48	¢	11.65	¢	11.29	¢	10.62	¢	10.00	¢
CASMex(d)	7.54	¢	7.56	¢	7.60	¢	7.85	¢	8.26	¢
Regional:
Revenue passengers (000)	7,677		7,371		6,980		6,820		6,759
RPMs (000,000) "traffic"	2,661		2,590		2,446		2,491		2,449
ASMs (000,000) "capacity"	3,261		3,247		3,110		3,302		3,357
Load factor	81.6%		79.8%		78.6%		75.4%		73.0%
Yield	29.20	¢	28.81	¢	29.13	¢	26.95	¢	25.88	¢
PRASM	23.83	¢	22.98	¢	22.94	¢	20.33	¢	18.88	¢

(a)
In the third quarter the Company adopted Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13). Refer to Note 2 of the consolidated financial statements for further details.

(b)	Includes capitalized interest of $21 million, $18 million, $12 million, $6 million, and $8 million for 2013, 2012, 2011, 2010, and 2009, respectively.

(c)	Includes flights operated by SkyWest beginning in May 2011 and flights operated by PenAir under Capacity Purchase Agreements (CPA).

(d)	See reconciliation of RASM and CASMex to the most directly related GAAP measure in the "Results of Operations" section.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•	Year in Review—highlights from 2013 outlining some of the major events that happened during the year and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three years presented in our consolidated financial statements. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. We believe this analysis will help the reader better understand our consolidated statements of operations. Financial and statistical data is also included here. This section also includes forward-looking statements regarding our view of 2014.

•	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, contractual obligations, commitments and off-balance sheet arrangements, and an overview of financial position.

•	Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

YEAR IN REVIEW

Our 2013 consolidated pretax income was $816 million compared to $514 million in 2012. The $302 million improvement was primarily due to the $499 million increase in revenues, partially offset by the $8 million increase in aircraft fuel expense and $185 million increase in other operating expenses. Our improvement in revenues of $499 million was partially due to a one-time, non-cash Special mileage plan revenue item of $192 million related to the accounting for our recently modified affinity card agreement, where the accounting rules required us to revalue the deferred revenue associated with miles previously sold to our bank partner with a corresponding benefit to revenue. Additionally, passenger revenue increased $237 million due to a 6.8% increase in traffic, offset by 0.8% lower ticket yields. The increase in fuel cost was driven by the 5.9% increase in consumption offset by a 3.6% decrease in raw cost per gallon. The increase in other operating expenses was primarily due to increases in wages and incentive pay, aircraft maintenance, contracted services, and other operating expenses as we grew into new markets and increased spending in IT and other areas.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of Non-GAAP measures to the most directly comparable GAAP measure.

Accomplishments and Highlights

Financial highlights from 2013 include:

•	Reported record adjusted earnings for 2013, marking our tenth consecutive year in which we reported an adjusted profit.

•
Air Group employees earned $105 million in incentive pay, or more than one-month's pay for most employees. Over the last four years, employees have earned more than $357 million in incentive pay, averaging 8.8% of annual pay for most employees.

•	Achieved return on invested capital of 13.6% in 2013, compared to 13% in 2012.

•	Lowered adjusted debt-to-total capitalization ratio to 35.0% as of December 31, 2013.

•	Fully funded the Company's defined-benefit pension plans in 2013.

•	Held $1.3 billion in unrestricted cash and marketable securities as of December 31, 2013.

•	Repurchased 2,492,093 shares of common stock for approximately $159 million in 2013. Since 2007, Air Group has used $478 million to repurchase 21 million shares.

•	Modified affinity card agreement with Bank of America and extended through 2017, estimated to generate $55 million in additional cash flows on an annual basis.

•	Received credit rating upgrade from Standard and Poor's to "BB+" with a stable outlook.

Other highlights and achievements from 2013 include:

•	Ranked "Highest in Customer Satisfaction Among Traditional Network Carriers" by J.D. Power and Associates for the sixth year in a row.

•	Ranked as the best major airline in the U.S. by The Wall Street Journal's "Middle Seat" scorecard.

•	Named Airline Industry Leader in the 2013 Temkin Customer Service Rankings.

•	Held the top spot in U.S. Department of Transportation on-time performance among major U.S. airlines for the twelve months ended November 2013.

•	Alaska Airlines received the FAA's "Diamond Certificate of Excellence" award for the 12th consecutive year; and Horizon Air received the certificate for the 12th time in the last 14 years.

•	Improved employee productivity in 2013 by 4% compared to 2012.

•	Signed five-year collective bargaining agreements with Alaska pilots and Horizon flight attendants.

•	Named most fuel-efficient airline in the U.S. in a report released by the International Council on Clean Transportation.

•
Donated $7.6 million to more than 1,300 charitable organizations, including support for the grand opening of Aviation High School in Seattle and other educational efforts. Our employees also volunteered more than 10,500 hours of community service.

•	Signed an exclusive multi-year partnership with Seattle Seahawks quarterback, Russell Wilson, and named him our "Chief Football Officer."

New Markets
In 2013, we added non-stop routes to our network as follows:

New Non-Stop Routes	Frequency	Start Date
San Diego to Boston	Daily	3/29/2013
Seattle to Salt Lake City	2x Daily	4/4/2013
San Diego to Lihue	Daily (Seasonal), 4x Weekly	6/7/2013
Portland to Fairbanks	Daily (Seasonal)	6/9/2013
Portland to Atlanta	Daily	8/26/2013
Portland to Dallas	Daily	9/16/2013
Seattle to Colorado Springs	Daily	11/1/2013
Portland to Tucson	Daily	11/1/2013
Portland to Boise	Daily	11/1/2013
San Diego to Boise	Daily	11/1/2013
Seattle to Omaha	Daily	11/7/2013
Portland to Reno	Daily	11/8/2013
Seattle to Steamboat Springs	2x Weekly (Seasonal)	12/18/2013
Anchorage to Phoenix	3x Weekly (Seasonal)	12/18/2013
Anchorage to Las Vegas	3x Weekly	12/19/2013
San Diego to Mammoth Lakes	Daily (Seasonal)	12/19/2013

We will also add new cities and non-stop routes in 2014 as follows:

New Non-Stop Routes	Frequency	Start Date
Portland to Salt Lake City	2x Daily	6/9/2014
Portland to Kalispell	Daily (Seasonal)	6/9/2014
San Diego to Salt Lake City	2x Daily	6/10/2014
Los Angeles to Salt Lake City	Daily	6/11/2014
San Jose to Salt Lake City	Daily	6/12/2014
Seattle to New Orleans	Daily	6/12/2014
Boise to Salt Lake City	Daily	6/16/2014
Las Vegas to Salt Lake City	2x Daily	6/16/2014
San Francisco to Salt Lake City	Daily	6/18/2014
Seattle to Detroit	Daily	6/20/2014
Seattle to Tampa	Daily	9/4/2014

Update on Labor Negotiations

In July 2013, Alaska Airlines' pilots and Horizon's flight attendants approved new, five-year contracts.

In December 2013, we reached a tentative five-year agreement with Alaska's flight attendants, represented by the Association of Flight Attendants (AFA), which if approved, will provide the Company and our employees the certainty that comes with a long-term deal. The results of voting are due February 14, 2014.

In February 2014, we reached a tentative five-year agreement with the International Association of Machinists and Aerospace Workers (IAM) on terms of a new contract for Alaska's clerical, operations, and passenger services employees, whose contract became amendable January 1, 2014. Horizon's maintenance store employees, represented by the IAM, continue to work towards their first contract.

Capital Allocation

In 2013, we repurchased 2,492,093 shares of our common stock for $159 million under the share repurchase program authorized by our Board of Directors. Since 2007, we have repurchased 21 million shares of common stock under such programs for $478 million for an average price of approximately $23 per share. Additionally, starting in the third quarter and for the first time since 1992, we paid quarterly dividends to our shareholders, totaling $28 million in 2013.

Outlook

Our primary focus every year is to run safe, compliant and reliable operations at our airlines.  In addition to our primary objective, we will remain focused on providing a hassle-free experience for our customers, and building a compelling brand to support network growth. Specifically, we will continue to improve our in-flight experience with our cabin upgrade project featuring the Recaro seats with power outlets for every passenger flying our B737-800, -900, and -900ER aircraft.

Our biggest concern going forward is increased competition in our markets, from both traditional and low-cost competitors. Specifically, Delta Air Lines is significantly increasing its international and domestic departures in Seattle. We plan to vigorously defend our markets through Mileage Plan promotions, schedule changes, community events, and similar responses. We also continue to focus on lowering unit costs in the long-term so that we can compete more effectively, and increasing fuel efficiency by replacing older 737-400 and 737-700 aircraft with larger 737-900ER aircraft.

In January 2014, our load factors were down 0.3 pts compared to January 2013. Our advance bookings suggest our load factors will be down 1 pt in February and 3 pts in March compared to the same periods in 2013. Our current expectations for capacity and operating costs per ASM are summarized below:

	Forecast Q1 2014	Change Y-O-Y	Forecast Full Year 2014	Change Y-O-Y
Consolidated:
Capacity (ASMs in millions)	8,325 - 8,375	~ 4.5%	35,250 - 35,750	~ 5.5%
Cost per ASM excluding fuel and special items (cents)	9.00¢ - 9.05¢	~ 4.5%	8.52¢ - 8.57¢	~ 1.0%

Mainline:
Capacity (ASMs in millions)	7,475 - 7,525	~ 4.0%	31,750 - 32,250	~ 5.0%
Cost per ASM excluding fuel and special items (cents)	8.00¢ - 8.05¢	~ 6.0%	7.62¢ - 7.67¢	~ 1.5%

RESULTS OF OPERATIONS

2013 COMPARED WITH 2012

Our consolidated net income for 2013 was $508 million, or $7.16 per diluted share, compared to net income of $316 million, or $4.40 per diluted share, in 2012. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions. For 2013, we recognized net mark-to-market gains of $8 million ($5 million after tax, or $0.06 per diluted share) compared to losses of $38 million ($23 million after tax, or $0.33 per share) in 2012.

•
In 2013, we recognized a one-time, non-cash Special mileage plan revenue item of $192 million ($120 million after tax, or $1.70 per diluted share) that resulted from the application of new accounting rules associated with the modified Bank of America Affinity Card Agreement, and the effect of an increase in the estimate of the number of frequent flier miles expected to expire unused.

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

•
Operating revenue per ASM (RASM) excludes a favorable, one-time, non-cash Special mileage plan revenue item of $192 million primarily related to our modified affinity card agreement with Bank of America, executed in July 2013. In accordance with accounting standards, we recorded this item in the the third quarter, and it reflects a non-cash adjustment of the value of miles outstanding in the program. We believe it is appropriate to exclude this special revenue item from recurring revenues from operations;

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

Excluding the impact of mark-to-market fuel hedge adjustments, and the one-time Special mileage plan revenue item, our adjusted consolidated net income for 2013 was $383 million, or $5.40 per diluted share, compared to an adjusted consolidated net income of $339 million, or $4.73 per share, in 2012.

	Years Ended December 31,
	2013		2012
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$508	$7.16	$316	$4.40
Mark-to-market fuel hedge adjustments, net of tax	(5)	(0.06)	23	0.33
Special mileage plan revenue	$(120)	$(1.70)	$—	$—
Non-GAAP adjusted income and per-share amounts	$383	$5.40	$339	$4.73

Revenues adjusted for the one-time Special mileage plan item is as follows:

	Twelve Months Ended December 31,
	2013		2012		% Change
Total operating revenues	$5,156		$4,657		10.7
Less: Special mileage plan revenue	192		—		NM
Adjusted Revenue	$4,964		$4,657		6.6
Consolidated ASMs	33,672		31,428		7.1
RASM	14.74	¢	14.82	¢	(0.5)
NM - Not meaningful

Our operating costs per ASM (CASM) are summarized below:

	Year Ended December 31,
	2013		2012		% Change
Consolidated:
Total operating expenses per ASM (CASM)	12.82	¢	13.12	¢	(2.3)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.35		4.64		(6.3)
CASM, excluding fuel and fleet transition costs	8.47	¢	8.48	¢	(0.1)

Mainline:
Total mainline operating expenses per ASM (CASM)	11.77	¢	12.09	¢	(2.6)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.23		4.53		(6.6)
CASM, excluding fuel	7.54	¢	7.56	¢	(0.3)

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure performance. We often refer to unit revenues and adjusted unit costs, which is a non-GAAP measure.

	Twelve Months Ended December 31,
	2013		2012		Change		2011		Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	27,414		25,896		5.9%		24,790		4.5%
RPMs (000,000) "traffic"	28,833		27,007		6.8%		25,032		7.9%
ASMs (000,000) "capacity"	33,672		31,428		7.1%		29,627		6.1%
Load factor	85.6%		85.9%		(0.3	) pts	84.5%		1.4	pts
Yield	14.80	¢	14.92	¢	(0.8)%		14.81	¢	0.7%
PRASM	12.67	¢	12.82	¢	(1.2)%		12.51	¢	2.5%
RASM(b)	14.74	¢	14.82	¢	(0.5)%		14.57	¢	1.7%
CASM excluding fuel and fleet transition costs(b)	8.47	¢	8.48	¢	(0.1)%		8.55	¢	(0.8)%
Economic fuel cost per gallon(b)	$3.30		$3.37		(2.1)%		$3.18		6.0%
Fuel gallons (000,000)	447		422		5.9%		398		6.0%
Average number of full-time equivalent employees	12,163		11,955		1.7%		11,840		1.0%

Mainline Operating Statistics:
Revenue passengers (000)	19,737		18,526		6.5%		17,810		4.0%
RPMs (000,000) "traffic"	26,172		24,417		7.2%		22,586		8.1%
ASMs (000,000) "capacity"	30,411		28,180		7.9%		26,517		6.3%
Load factor	86.1%		86.6%		(0.5	) pts	85.2%		1.4	pts
Yield	13.33	¢	13.45	¢	(0.9)%		13.26	¢	1.4%
PRASM	11.48	¢	11.65	¢	(1.5)%		11.29	¢	3.2%
CASM excluding fuel(b)	7.54	¢	7.56	¢	(0.3)%		7.60	¢	(0.5)%
Economic fuel cost per gallon(b)	$3.30		$3.36		(1.8)%		$3.18		5.7%
Fuel gallons (000,000)	393		368		6.8%		346		6.4%
Average number of full-time equivalent employees	9,493		9,178		3.4%		8,916		2.9%
Aircraft utilization	10.6		10.7		(0.9)%		10.5		1.9%
Average aircraft stage length	1,177		1,161		1.4%		1,114		4.2%
Mainline operating fleet at period-end	131	a/c	124	a/c	7	a/c	117		7	a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	7,677		7,371		4.2%		6,980		5.6%
RPMs (000,000) "traffic"	2,661		2,590		2.7%		2,446		5.9%
ASMs (000,000) "capacity"	3,261		3,247		0.4%		3,110		4.4%
Load factor	81.6%		79.8%		1.8	pts	78.6%		1.2	pts
Yield	29.20	¢	28.81	¢	1.4%		29.13	¢	(1.1)%
PRASM	23.83	¢	22.98	¢	3.7%		22.94	¢	0.2%

(a)	Except for FTEs, data includes information related to regional CPA flying with Horizon, SkyWest and PenAir.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to regional CPAs.

OPERATING REVENUES

Total operating revenues increased $499 million, or 11%, during 2013 compared to the same period in 2012. The changes are summarized in the following table:

	Year Ended December 31,
(in millions)	2013	2012	% Change
Passenger
Mainline	$3,490	$3,284	6
Regional	777	746	4
Total passenger revenue	$4,267	$4,030	6
Freight and mail	113	111	2
Other - net	584	516	13
Special mileage plan revenue	192	—	—
Total operating revenues	$5,156	$4,657	11

Passenger Revenue – Mainline

Mainline passenger revenue for 2013 increased by 6% on a 7.9% increase in capacity and a 1.5% decrease in PRASM compared to 2012. The increase in capacity was driven by new routes added in 2013 and larger aircraft. The decrease in PRASM was driven by a 0.9% decrease in ticket yield and a 0.5 point decrease in load factor compared to the prior year. Increased competition in the state of Alaska and along the west coast put downward pressures on yield and load factor.

Due to increased competitive capacity in our markets we expect pressure on unit revenues, while we expect total passenger revenue to increase.

Passenger Revenue – Regional

Regional passenger revenue increased by $31 million, or 4%, compared to 2012 on a 0.4% increase in capacity and 3.7% increase in PRASM compared to 2012. The increase in PRASM was due to a 1.4% increase in ticket yield coupled with a 1.8 point increase in load factor compared to the prior year. The increase in regional revenues is due to better matching the right aircraft with the right market to avoid over-supply of capacity and maintaining yields and load factors.

Freight and Mail

Freight and mail revenue increased $2 million, or 2%, primarily due to increased freight volumes.

Other – Net

Other—net revenue increased $68 million, or 13%, from 2012. This is primarily due to an increase in our Mileage Plan revenues of $47 million or 22%, as a result of a higher rate per mile sold to Bank of America Corporation (BAC) under our new affinity card program and growth in the Mileage Plan program. Additionally, bag fees increased by 7.8%, and change fees increased by 7.3%, due to increases in the number of passengers. We expect increases in other revenue will outpace increases in passenger revenue on a percentage basis in 2014 as we continue to see the benefit from the new affinity card agreement and the increase in bag and change fees implemented in late 2013.

Special Mileage Plan Revenue

In the third quarter, we modified and extended our co-branded credit card agreement with BAC. In connection with this agreement and as a result of applying related accounting standards, we recorded a one-time, non-cash Special mileage plan revenue item of $192 million primarily related to our revaluation of the deferred revenue liability related to miles previously sold to BAC.

OPERATING EXPENSES

Total operating expenses increased $193 million, or 5%, compared to 2012, primarily driven by wages and variable incentive pay. Fuel expense remained flat due to decrease in fuel cost per gallon offset by an increase in fuel consumption. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Year Ended December 31,
(in millions)	2013	2012	% Change
Fuel expense	$1,467	$1,459	1
Non-fuel expenses	2,851	2,666	7
Total Operating Expenses	$4,318	$4,125	5

Significant operating expense variances from 2012 are more fully described below.

Wages and Benefits

Wages and benefits increased during 2013 by $48 million, or 5%, compared to 2012. The primary components of wages and benefits are shown in the following table:

	Year Ended December 31,
(in millions)	2013	2012	% Change
Wages	$791	$745	6
Pension - Defined benefit plans	50	57	(12)
Defined contribution plans	44	43	2
Medical and other benefits	142	135	5
Payroll taxes	59	58	2
Total wages and benefits	$1,086	$1,038	5

Wages increased 6%, primarily due to a newly ratified contract with Alaska's pilots that was effective April 1, 2013. Additionally, we hired 2% more FTEs to support increased flying and other strategic initiatives, such as IT and hassle-free projects.

Pension expense decreased 12%, compared to the same period in the prior year. The decline is due to having a lower accumulated loss to amortize as a result of higher plan assets and improved funded status compared to the prior year.

Medical benefits increased 5% from the prior year primarily due to an increase in employee health-care claims and an increase in the cost of health care services.

We expect wages and benefits to be higher in 2014 compared to 2013 on a 3% to 4% increase in FTEs, partially offset by reduced pension expense of approximately $40 million, as a result of having higher plan assets and a higher discount rate related to our benefit obligation.

Variable Incentive Pay

Variable incentive pay expense increased from $88 million in 2012 to $105 million in 2013. The increase is due to actual results exceeding our targets for financial and operational performance more so than in the prior year.

We expect variable incentive pay in 2014 to be similar to amounts recorded over the past three years.

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

Aircraft fuel expense increased $8 million, or 1% compared to 2012. The elements of the change are illustrated in the following table:

	Year Ended December 31,
	2013		2012
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,423	$3.19	$1,397	$3.31
(Gains) losses on settled hedges	52	0.11	24	0.06
Consolidated economic fuel expense	$1,475	$3.30	$1,421	$3.37
Mark-to-market fuel hedge adjustments	(8)	(0.02)	38	0.09
GAAP fuel expense	$1,467	$3.28	$1,459	$3.46
Fuel gallons	447		422

Fuel gallons consumed increased 5.9% in line with the increase in departures and capacity.

The raw fuel price per gallon decreased 3.6% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during 2013 was due to a decline in refining margins of 26.7%, offset by the increase in average crude oil prices of 4.1%, as compared to the prior year.

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

Losses recognized for hedges that settled during the year were $52 million in 2013, compared to losses of $24 million in 2012. These amounts represent the cash received, or paid, net of the premium expense recognized for those hedges.

We currently expect our economic fuel price per gallon to be approximately 5.0% lower in the first quarter of 2014 than the first quarter of 2013 due to lower West Coast jet fuel prices and the decrease in premium costs related to our fuel hedge program. As both oil prices and refining margins are volatile, we are unable to forecast the full-year cost with any certainty.

Aircraft Maintenance

Aircraft maintenance increased by $25 million, or 11%, compared to the prior year, primarily due to a $14 million increase in lease return provisions. During the year we modified one of our power-by-the-hour agreements and terminated another related to our B737 fleet, resulting in a decrease in expense under those agreements but an increase in engine events and related expense that we are now responsible for. For our B737 and Q400 fleets, we also experienced heavier, more expensive checks, on flat volumes.

We expect aircraft maintenance to be slightly lower in 2014 due to lower lease return expenses and the benefits of changes made to our power-by-the-hour agreements.

Landing Fees and Other Rentals

Landing fees and other rentals increased $19 million, or 8%, primarily due to the increase in rates from the newly signed Port of Seattle lease. Additionally, we experienced increased rates throughout our network with increased departures and passengers.

We expect landing fees and other rentals to be higher in 2014 due to expected increases in rates, departures, and passengers.

Contracted Services

Contracted services increased $21 million, or 11%, primarily due to more capacity purchase flying with SkyWest and higher rates with PenAir. Additionally, we experienced higher passenger and ramp handling costs, and other services as a result of an increase in the number of flights to airports where outside vendors are used.

We expect contracted services to be higher in 2014 to handle expected growth in the number of passengers and transition costs associated with changing the ground handling vendor at a number of our locations.

Selling Expenses

Selling expenses increased by $11 million, or 7%, compared to 2012 as a result of higher commissions with credit cards and interline commissions related to international routes.

We expect selling expense will be higher in 2014, primarily due to increased advertising and promotional activities related to our brand refresh, and revenue-related costs.

Other Operating Expenses

Other operating expenses increased $30 million, or 12%, compared to 2012.  The increase is driven by a variety of factors such as higher professional fees, IT costs, losses on the disposal of assets, property taxes and new uniforms.

We expect other operating expenses to be higher in 2014 due to an expected increase in IT spending and higher professional service costs.

CONSOLIDATED NONOPERATING INCOME (EXPENSE)

Net nonoperating expense increased $4 million from 2012. This is due to the overhaul and repair of three aircraft that were previously subleased to another carrier. These three aircraft will be operated by Skywest under a CPA. Partially offsetting the sublease loss was a gain on the sale of equity securities.

Operating Costs per Available Seat Mile

Additionally, we are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	2013	2012	2013		2012		%Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$1,086	$1,038	3.23	¢	3.30	¢	(2.1)%
Variable incentive pay	105	88	0.31		0.28		10.7%
Aircraft maintenance	247	222	0.73		0.71		2.8%
Aircraft rent	119	116	0.35		0.37		(5.4)%
Landing fees and other rentals	262	243	0.78		0.77		1.3%
Contracted services	221	200	0.66		0.64		3.1%
Selling expenses	179	168	0.53		0.53		—%
Depreciation and amortization	270	264	0.80		0.84		(4.8)%
Food and beverage service	84	79	0.25		0.25		—%
Other	278	248	0.83		0.79		5.1%
Non-fuel Expenses	$2,851	$2,666	8.47	¢	8.48	¢	(0.1)%

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segments' profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $530 million in 2013 compared to 466 million in 2012. The $206 million increase in Mainline passenger revenue is described previously, as well as the increased revenues from the modified credit card agreement. Mainline operating expense excluding fuel increased by $162 million, driven mainly by increased wages and incentive pay, landing fees and rents due to increased rates and volumes, and other expenses to support our growth in operations. Economic fuel cost as defined above increased due to a 6.8% increase in consumption, on a slight decrease in the economic price per gallon.

Alaska Regional

Pretax profit for Alaska Regional was $69 million in 2013 compared to $62 million in 2012. The $31 million increase in Alaska Regional passenger revenue is described previously. Alaska Regional expenses were slightly higher due to additional flying by Skywest and higher rates from PenAir, and increased landing fees and rents due to increased flying and higher rates. Also impacting pretax profit is the $12 million loss due to the overhaul and repair of three aircraft that were previously subleased to another carrier.

Horizon

Pretax profit for Horizon was $20 million in 2013 compared to $24 million in 2012. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) decreased due to lower operational incentives being met. The $3 million increase in Horizon's non-fuel operating expenses was driven by wages and incentive pay, and an increase in airframe checks and other unscheduled events.

2012 COMPARED WITH 2011

Our consolidated net income for 2012 was $316 million, or $4.40 per diluted share, compared to net income of $245 million, or $3.33 per diluted share, in 2011. Significant items impacting the comparability between the periods were as follows:

•
Both periods included adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions. For 2012, we recognized net mark-to-market losses of $38 million ($23 million after tax, or $0.33 per share) compared to losses of $30 million ($18 million after tax, or $0.26 per diluted share) in 2011.

•	In 2011, we incurred $39 million ($24 million, or $0.33 per diluted share) in expense as part of Horizon's fleet transition to an all-Q400 fleet.

Excluding the mark-to-market adjustments and other special charges, our adjusted consolidated net income for 2012 was $339 million, or $4.73 per diluted share, compared to an adjusted consolidated net income of $287 million, or $3.92 per share, in 2011.

	Year Ended December 31,
	2012		2011
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$316	$4.40	$245	$3.33
Fleet transition costs, net of tax	—	—	24	0.33
Mark-to-market fuel hedge adjustments, net of tax	23	0.33	18	0.26
Non-GAAP adjusted income and per-share amounts	$339	$4.73	$287	$3.92

Our operating costs per ASM are summarized below:

	Year Ended December 31,
	2012		2011		% Change
Consolidated:
Total operating expenses per ASM (CASM)	13.12	¢	13.06	¢	0.5
Less the following components:
Aircraft fuel, including hedging gains and losses	4.64		4.38		5.9
Fleet transition costs	—		0.13		NM
CASM, excluding fuel and fleet transition costs	8.48	¢	8.55	¢	(0.8)

Mainline:
Total mainline operating expenses per ASM (CASM)	12.09	¢	11.87	¢	1.9
Less the following components:
Aircraft fuel, including hedging gains and losses	4.53		4.27		6.1
CASM, excluding fuel	7.56	¢	7.60	¢	(0.5)
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

Passenger Revenue – Mainline

Mainline passenger revenue for 2012 increased by 10% on a 6.3% increase in capacity and a 3.2% increase in PRASM compared to 2011. The increase in capacity was driven by new routes added in 2012, most of which were to and from Hawaii. The increase in PRASM was driven by a 1.4% rise in ticket yield and a 1.4-point increase in load factor compared to the prior year. The increase in yield was due to strong demand throughout 2012, while the increase in load factor was due to adding more traffic in our high density markets.

Passenger Revenue – Regional

Regional passenger revenue increased by $33 million, or 5%, compared to 2011 on a 4.4% increase in capacity and flat PRASM compared to 2011. PRASM was affected by a 1.1% decrease in ticket yield, offset by a 1.2-point increase in load factor compared to the prior year. The decrease in yield was due to increased competition in certain markets, while the increase in load factor was due to better matching of supply with demand.

Freight and Mail

Freight and mail revenue increased $2 million, or 2%, primarily due to higher freight volumes and an increase in fuel and security charges, which offset a decrease in mail volumes.

Other – Net

Other–net revenue increased $15 million, or 3%, from 2011.  This is primarily due to an increase in our Mileage Plan revenues of 7% and buy-on-board sales of 20%. Buy-on-board improved due to an increase in food sales of 24% and beverage sales of 14%. The increases were partially offset by a decrease in bag fees of 2% due to general shifts in customer behavior and our Club 49 program that launched in the fourth quarter of 2011, which waives the checked bag fee for residents in the state of Alaska who have joined the program.

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

Wages and Benefits

Wages and benefits increased during 2012 by $47 million, or 5%, compared to 2011. The primary components of wages and benefits are shown in the following table:

	Year Ended December 31,
(in millions)	2012	2011	% Change
Wages	$745	$721	3
Pension - Defined benefit plans	57	42	36
Defined contribution plans	43	42	2
Medical and other benefits	135	129	5
Payroll taxes	58	57	2
Total wages and benefits	$1,038	$991	5

Wages increased 3% on a 1% increase in FTEs as a result of increased flying and higher wage rates throughout our different employee groups which have wage step increases in their contracts. The contracts with the different employee groups contain important productivity improvements, which resulted in a 3.5% increase in the number of passengers handled per FTE.

Pension and other retirement-related benefits increased 36% primarily due to a decrease in the discount rate on the future benefit obligation compared to the prior year and a reduction in the expected return on plan assets. The impact of lower rates resulted in an increase in our pension expense.

Medical benefits increased 5% from the prior year primarily due to an increase in the cost of health-care somewhat offset by lower employee claims, and an increase in workers' compensation expense, partially offset by a decline in post-retirement medical expense.

Payroll taxes increased 2% from the prior year in line with increased wages.

Variable Incentive Pay

Variable incentive pay expense increased from $72 million in 2011 to $88 million in 2012. The increase is due to actual results exceeding our target results of financial and operational performance more so than in the prior year.

Aircraft Fuel

Aircraft fuel expense increased $161 million, or 12% compared to 2011. The elements of the change are illustrated in the following table:

	Year Ended December 31,
	2012		2011
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,397	$3.31	$1,289	$3.24
Gains on settled hedges	24	0.06	(21)	(0.06)
Consolidated economic fuel expense	$1,421	$3.37	$1,268	$3.18
Mark-to-mark fuel hedge adjustments	38	0.09	30	0.08
GAAP fuel expense	$1,459	$3.46	$1,298	$3.26
Fuel gallons	422		398

Fuel gallons consumed increased 6.0% in line with the increase in departures and block hours.

The raw fuel price per gallon increased 2.2% as a result of higher West Coast jet fuel prices. The increase in raw fuel price per gallon during 2012 was due to the increase in refining margins of 10.3%, offset by the decrease in average crude oil prices of 1.3%, as compared to the prior year.

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

Aircraft Rent

Aircraft rent was flat compared to the prior-year period primarily due to lower rent expense of $3 million for 13 fewer CRJ-700 aircraft and three B737-400 aircraft lease extensions of $2 million, offset by additional rent expense for three B737-700 aircraft which were sold and leased back for $3 million.

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

Depreciation and Amortization

Depreciation and amortization increased $17 million, or 7%, compared to the prior year.  This is primarily due to additional depreciation expense for the annualization of B737 aircraft and Q400 aircraft delivered in 2011, as well as the deliveries of B737 aircraft in 2012. In addition, we incurred depreciation of $6 million related to Terminal 6 at LAX, which was put into service in March 2012. These increases were offset by a decrease in depreciation expense for the CRJ-700 aircraft removed from the fleet in 2011 and other assets that became fully depreciated or were removed from operation.

Food and Beverage Service

Food and beverage costs increased $12 million, or 18%, from the prior year due to an increased number of passengers of 4.5%, increase in sales of buy-on-board products of 20%, offset by the higher cost of some of our premium products served on board, and increased costs associated with food delivery.

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

Operating Costs per Available Seat Mile

Additionally, we are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	2012	2011	2012		2011		%Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$1,038	$991	3.30	¢	3.34	¢	(1.2)%
Variable incentive pay	88	72	0.28		0.24		16.7%
Aircraft maintenance	222	206	0.71		0.70		1.4%
Aircraft rent	116	116	0.37		0.39		(5.1)%
Landing fees and other rentals	243	238	0.77		0.80		(3.8)%
Contracted services	200	185	0.64		0.62		3.2%
Selling expenses	168	175	0.53		0.59		(10.2)%
Depreciation and amortization	264	247	0.84		0.83		1.2%
Food and beverage service	79	67	0.25		0.23		8.7%
Other	248	235	0.79		0.79		—%
Fleet transition costs	—	39	—		(a)		(a)
Non-fuel Expenses	$2,666	$2,571	8.48	¢	8.55	¢	(0.8)%
(a)    Included to reconcile total non-fuel expenses. Special one time charges are not included in CASMex.

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segments' profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $466 million in 2012 compared to $375 million in 2011. The $289 million increase in Mainline passenger revenue is described previously. Mainline operating expense excluding fuel increased by $162 million, driven mainly by increased wages and incentive pay, depreciation expense, food and beverage expense, and other expenses to support our growth in operations. Economic fuel cost as defined above increased due to an 6.4% increase in consumption, and an increase economic price per gallon.

Alaska Regional

Pretax profit for Alaska Regional was $62 million in 2012 compared to $68 million in 2011. The $33 million increase in Alaska Regional passenger revenue is described previously. Alaska Regional expenses were higher due to additional flying by Skywest, which began flying in May 2011.

Horizon

Pretax profit for Horizon was $24 million in 2012 compared to $22 million in 2011. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) were flat with the prior year. The $2 million decrease in Horizon's non-fuel operating expenses was driven by cost savings as more overhead expense was transitioned under the CPA arrangement, partially offset by higher engine maintenance costs in the second-half of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.3 billion, and our expected cash from operations;

•	Our 61 unencumbered aircraft as of December 31, 2013 in our operating fleet that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities, with none currently outstanding;

In 2013, we took free and clear delivery of nine B737-900ER, and three Q400 aircraft. We made scheduled debt payments totaling $161 million. In addition, we continued to return capital to our shareholders by repurchasing $159 million of our common stock in 2013, and paid dividends totaling $28 million. Finally, we made voluntary contributions to our qualified defined-benefit pension plans of $83 million in 2013, although there were no funding requirements. We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

The overall strength of our balance sheet was one of the contributing factors for Standard & Poor's recent decision to upgrade our credit rating from BB to BB+, with a stable outlook.

We believe that our current cash and marketable securities balance combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in securities that meet our primary investment strategy of maintaining and securing investment principal. Our investment portfolio is managed by reputable firms that adhere to our investment policy that sets forth investment objectives, approved and prohibited investments, and duration and credit quality guidelines. Our policy and the portfolio managers are continually reviewed to ensure that the investments are aligned with our strategy.

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	December 31, 2013	December 31, 2012	Change
Cash and marketable securities	$1,330	$1,252	$78
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue(a)	31%	31%	—
Long-term debt, net of current portion	754	871	(117)
Shareholders’ equity	2,029	1,421	608
Long-term debt-to-capital ratio(b)	35%:65%	48%:52%	(13	) pts

(a)	Excludes Special mileage plan revenue item.

(b)	Calculated using the present value of remaining aircraft lease payments.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

Cash from operation increased approximately $228 million due to an increase in revenues, excluding Special mileage plan revenue item, of approximately $300 million, an increase in cash receipts related to our mileage plan program of approximately $130 million due to growth in the program and an increase in the rate paid per mile, an approximately $60 million savings in fuel hedges as we changed our program to purchase calls out of the money and shortened the tenor of our program, and approximately $30 million less in pension contributions. Partially offsetting these increases were additional cash paid in taxes of approximately $80 million, an increase in operating expenses to support the growth in revenues of approximately $115 million, an increase wages and incentive pay of $65 million, and an increase fuel costs of $25 million.

Cash provided by operating activities was $753 million in 2012, compared to $696 million in 2011. The $57 million increase was primarily driven by $339 million in increased revenue, offset by higher fuel of $161 million as well as higher non-fuel operating costs to support increased revenues and capacity. In addition, cash received from the sale of miles under our mileage plan program increased approximately $30 million due a 5% increase in miles sold with a 4% increase in rate. In 2012, we made voluntary contributions to our qualified pension plan of $110 million versus $133 million in the prior year, and we paid cash taxes of $78 million in 2012 compared to $8 million in 2011.

We typically generate positive cash flows from operations, and expect to use a portion to invest in capital expenditures.

Cash Used in Investing Activities

Cash used in investing activities was $698 million during 2013, compared to $645 million in 2012. Our capital expenditures were $566 million, or $48 million higher than in 2012. This is due to the delivery of nine B737-900ER aircraft, and three Q400 aircraft, compared to four B737-900ER aircraft, three B737-800 aircraft, and two Q400 aircraft in the prior year.

We now have firm commitments for 69 B737 aircraft through 2022 with options to acquire up to 62 additional 737 NextGen (NG) aircraft and MAX aircraft in 2015 through 2024. The options for both NG and MAX aircraft will give Alaska the flexibility, but not the obligation, to grow the fleet assuming profitability and return on invested capital targets can be met. The new agreements will result in increased capital spending over the next ten years depending on how many of our options are exercised.

The table below reflects total expected capital expenditures and the additional expenditures if options were exercised, as of February 13, 2014. These options will be exercised only if we believe return on invested capital targets can be met:

	2013 Actuals	2014	2015	2016	2017
Aircraft and aircraft purchase deposits - firm	$487	$290	$335	$270	$325
Replacement options expected to be exercised(a)	—	10	75	60	—
Other flight equipment	41	130	35	35	25
Other property and equipment	38	95	80	75	75
Total property and equipment additions	$566	$525	$525	$440	$425
Aircraft and aircraft deposits related to growth options, if exercised(a)	$—	$45	$190	$235	$300

(a)	Alaska has options to acquire 62 B737 aircraft with deliveries in 2015 through 2024. Horizon has options to acquire 7 Q400 aircraft with deliveries in 2015 to 2018.

Cash used in investing activities was $645 million during 2012, compared to $403 million in 2011. Our capital expenditures were $518 million, or $131 million higher than in 2011. This is due to the delivery of four B737-900ER aircraft, three B737-800 aircraft and two Q400 aircraft, compared to three B737-800 aircraft in the prior year, as well as purchase deposits for the ten B737-900ER aircraft to be delivered in 2014 and initial deposits related to our new Boeing agreements.

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

Cash Used by Financing Activities

Cash used by financing activities was $325 million during 2013, compared to $88 million in 2012. During the current year, we had scheduled debt payments of $161 million, stock repurchases of $159 million, and cash dividend payments of $28 million. In 2012, we made debt payments of $275 million, stock repurchases of $60 million, and received $178 million in T6 LAX reimbursement. In 2011, we made debt payments of $334 million and stock repurchases of $80 million, which was offset by proceeds from the issuance of long-term debt of $106 million.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, along with additional debt financing if necessary.

Bank Line-of-Credit Facility

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities, which expires in August 2015, are secured by aircraft. Borrowings on the other $100 million facility are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. We modified the first facility in 2012 by extending the term from March 2013 to August 2015 and the second facility in 2013 by extending the term from March 2016 to March 2017, and reduced the commitment fee for both facilities. The Company has no immediate plans to borrow using either of these facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

Overall, we have firm orders to purchase 69 aircraft. We have options to acquire 62 additional B737 aircraft and options to acquire 7 Q400 aircraft.

The following table summarizes aircraft purchase commitments by year, as of February 13, 2014:

	Actual Fleet Count		Expected Fleet Activity
Aircraft	Dec 31, 2012	Dec 31, 2013	2014 Changes	Dec 31, 2014	2015 Changes	Dec 31, 2015
B737 Freighters & Combis	6	6	—	6		6
B737 Passenger Aircraft	118	125	3	128	1	129
Total Mainline Fleet	124	131	3	134	1	135
Q400	48	51	—	51	—	51
Total	172	182	3	185	1	186

For future firm orders and if we exercise our options for additional deliveries, we may finance the aircraft through internally generated cash, long-term debt, or lease arrangements.

Future Fuel Hedge Positions

We use both call options for crude oil forwards and swap agreements for jet fuel refining margins to hedge against price volatility of future jet fuel consumption. We have refining margin swaps in place for approximately 50% of our first quarter 2014 estimated jet fuel purchases at an average price of 70 cents per gallon. Our crude oil positions are as follows:

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

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2013.

(in millions)	2014	2015	2016	2017	2018	Beyond 2018	Total
Current and long-term debt obligations	$117	$113	$111	$116	$147	$267	$871
Operating lease commitments(a)	221	186	154	119	55	160	895
Aircraft purchase commitments	407	338	289	341	429	1,034	2,838
Interest obligations(b)	42	37	32	27	20	24	182
Other obligations(c)	61	54	32	32	14	—	193
Total	$848	$728	$618	$635	$665	$1,485	$4,979

(a)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of December 31, 2013.

(c)
Includes minimum obligations under our long-term power-by-the-hour maintenance agreements and obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the consolidated financial statements for further information.

Defined Benefit Pensions

Our qualified defined-benefit pension plans were overfunded by $60 million at December 31, 2013, compared to a $335 million unfunded liability at December 31, 2012. This results in a 104% funded status on a projected benefit obligation basis compared to 82% funded as of December 31, 2012. Considering the funded status of the plans, we do not plan on making any material pension contributions in 2014.

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

Deferred Income Taxes

For federal income tax purposes, the majority of our assets, as measured by value, are fully depreciated over a seven-year life using an accelerated depreciation method or bonus depreciation if available. For financial reporting purposes, the majority of our assets are depreciated over 15 to 20 years to an estimated salvage value using the straight-line basis. This difference has created a significant deferred tax liability. At some point in the future the depreciation basis will reverse, potentially resulting in an increase in income taxes paid.

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

In 2013, we made tax payments of $149 million, and had an effective tax rate of 37.7%. In 2014, we expect to pay more in cash tax payments, however, this is highly dependent on actual taxable income and other factors that are difficult to estimate at this time.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial position and results of operations in this MD&A are based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. See Note 1 to the consolidated financial statements for a description of our significant accounting policies.

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

For miles earned by passengers who fly on us or our travel partners, we recognize a liability and a corresponding selling expense representing the incremental cost associated with the obligation to provide travel in the future. For miles sold to third parties, the sales proceeds that represent award transportation and certificates for discounted companion travel are deferred and recognized when the transportation is delivered, and the remaining components are recorded as commission in other-net revenue in the period the miles are sold. Commission revenue recognized for the years ended December 31, 2013, 2012 and 2011 was $213 million, $143 million and $138 million, respectively. The deferred revenue is recognized as passenger revenue when awards are issued and flown on one of our airlines or expire, and as other-net revenue for awards issued and flown on partner airlines.

At December 31, 2013, we had approximately 137 billion miles outstanding, resulting in an aggregate liability and deferred revenue balance of $656 million. Both the liability and the deferred revenue are determined based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in these estimates; therefore, different assumptions could greatly affect the amount and/or timing of revenue recognition or Mileage Plan expenses. The most significant assumptions in accounting for the Mileage Plan are described below.

1.	The rate at which we defer sales proceeds from sold miles:

We defer sales proceeds under two accounting methodologies: the relative selling price method, which represents approximately 94% of sold miles, and the residual accounting method, which represents the remaining 6%. For contracts that were modified after the effective date of Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13), we determined our best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of miles awarded and the number of miles redeemed. We estimated the selling prices and volumes over the terms of the agreements in order to determine the allocation of proceeds to each of the multiple deliverables. This relative allocation does not change over the term of the agreements.

For remaining contracts which continue to be accounted for under the residual method, as our estimates of selling price change, the amount we defer changes, resulting in the recognition of a higher or lower portion of the cash proceeds from the sale of miles as commission revenue in any given period. A 10% increase in the estimated selling price of travel (and related deferral rate) would decrease commission revenue by an immaterial amount. This amount would instead be recognized in a future period when award travel takes place.

2.	The number of miles that will not be redeemed for travel (breakage):

The liability for outstanding Mileage Plan mileage credits includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level to redeem an award. Our estimate of the number of miles that will not be redeemed (breakage) consider historical activity in our members’ accounts and other factors. In 2013, as part of the modification of our affinity card agreement, we re-evaluated the breakage rate based on a statistical analysis of historical data, which refined our estimate of the amount of breakage in the mileage population. This new refinement enabled us to better identify historical differences between certain of our mileage breakage estimates and the amounts that have actually been experienced. As a result, we increased our estimate of the number of miles expected to expire unused from 12% to 17.4%. The effect of the 5.4% change in the breakage estimate was approximately $44 million, included as part of the Special mileage plan revenue item, and approximately $7 million for the second half of 2013, included in Other-net revenue. A hypothetical 1% change in our estimate of breakage has approximately a $5 million effect on the liability.

3.	The number of miles used per award:

We estimate how many miles will be used per award. For example, our members may redeem credit for award travel to various locations or choose between a highly restricted award and an unrestricted award. Our estimates are based on the current requirements in our Mileage Plan program and historical award redemption patterns.

4.	The number of awards redeemed for travel on our airlines versus other airlines:

The cost for us to carry an award passenger is typically lower than the cost we will pay to our travel partners. We estimate the number of awards that will be redeemed on our airlines versus on our travel partners, and accrue the estimated costs based on historical redemption patterns. If the number of awards redeemed on our travel partner is higher or lower than estimated, we may need to adjust our liability and corresponding expense.

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

PENSION PLANS

Accounting rules require recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plans as an asset or liability in the financial statements and requires recognition of the changes in funded status in other comprehensive income. Pension expense is recognized on an accrual basis over employees’ approximate service periods and is generally independent of funding decisions or requirements. We recognized expense for our qualified defined-benefit pension plans of $50 million, $57 million, and $42 million in 2013, 2012, and 2011, respectively. We expect the 2014 expense to be approximately $9 million, as a result of the improvement in the funded status of our plans.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Pension liability and future pension expense decrease as the discount rate increases. We discounted future pension obligations using a rate of 4.85% and 3.95% at December 31, 2013 and 2012, respectively. The discount rate at December 31, 2013 was determined using current rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. The increase in the discount rate is due to the rising interest rate environment as the economy improves from the recent recession. If the economy were to face unfavorable conditions and the discount rate decreased by 0.5% (from 4.85% to 4.35%), we would increase our projected benefit obligation at December 31, 2013 by approximately $118 million and increase our estimated 2014 pension expense by approximately $8 million.

Pension expense normally increases as the expected rate of return on pension plan assets decreases. As of December 31, 2013, we estimate that the pension plan assets will generate a long-term rate of return of 6.75%, which decreased 0.5% from the rate at December 31, 2012. The decrease in rate is due to the shift of our pension asset portfolio into more fixed income investments that better match the cash flows of our expected benefit payments and reduce the volatility of future returns. We regularly review the actual asset allocation and periodically rebalance investments as appropriate. This expected long-term rate of return on plan assets at December 31, 2013 is based on an allocation of U.S. and non-U.S. equities and U.S. fixed-income securities. A decrease in the expected long-term rate of return of 0.5% (from 6.75% to 6.25%) would increase our estimated 2014 pension expense by approximately $9 million.

All of our defined-benefit pension plans are now closed to new entrants. Additionally, benefits in our non-union defined-benefit plans were frozen January 1, 2014.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict what these factors will be in the future.

LONG-LIVED ASSETS

As of December 31, 2013, we had approximately $3.9 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, changes in fleet plans, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, management decisions regarding the future use of the assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.

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

Aircraft Fuel

Currently, our fuel-hedging portfolio consists of crude oil call options and jet fuel refining margin swap contracts. Both call options and swaps effectively cap our pricing for the crude oil and refining margin components, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With the call option contracts, we still benefit from the decline in crude oil prices, as there is no future cash exposure above the premiums we pay to enter into the contracts. The swap contracts do not require an upfront premium, but do expose us to future cash outlays in the event actual prices are below the swap price during the hedge period. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2013 would increase or decrease the fair value of our crude oil hedge portfolio by approximately $27 million and $12 million, respectively.

Our portfolio value of fuel hedge contracts was $16 million at December 31, 2013 compared to a portfolio value of $64 million at December 31, 2012. We do not have any collateral held by counterparties to these agreements as of December 31, 2013.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see the "Derivative Instruments" note in our consolidated financial statements.

Interest Rates

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2013 would correspondingly change our net earnings and cash flows associated with these items by less than $1 million. In order to help mitigate the risk of interest rate fluctuations, we have fixed the interest rates on certain existing variable-rate debt agreements. Our variable-rate debt is approximately 19% of our total long-term debt at December 31, 2013 compared to 18% at December 31, 2012.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2013, interest income would increase by approximately $14 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share)	2013	2012	2013	2012	2013	2012	2013	2012
Operating revenues(a)	$1,133	$1,039	$1,256	$1,214	$1,557	$1,272	$1,210	$1,132
Operating income	64	72	174	116	470	269	130	74
Net income	37	41	104	68	289	163	78	44
Basic earnings per share(b)	0.52	0.57	1.49	0.95	4.13	2.30	1.12	0.62
Diluted earnings per per share(b)	0.51	0.56	1.47	0.93	4.08	2.27	1.11	0.61

(a)
In the third quarter the Company adopted Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13). Refer to Note 2 of the consolidated financial statements for further details.

(b)	For earnings per share, the sum of the quarters may not equal the total for the full year due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alaska Air Group, Inc.:
We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company’s affinity card agreement was materially modified effective July 2, 2013. As a result, the Company changed its method of accounting for consideration received under this agreement in accordance with Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 13, 2014

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$80	$122
Marketable securities	1,250	1,130
Total cash and marketable securities	1,330	1,252
Receivables - less allowance for doubtful accounts of $1 and $0	152	130
Inventories and supplies - net	60	58
Deferred income taxes	113	148
Fuel hedge contracts	12	26
Prepaid expenses and other current assets	95	123
Total Current Assets	1,762	1,737

Property and Equipment
Aircraft and other flight equipment	4,677	4,248
Other property and equipment	838	855
Deposits for future flight equipment	446	369
	5,961	5,472
Less accumulated depreciation and amortization	2,068	1,863
Total Property and Equipment - Net	3,893	3,609

Fuel Hedge Contracts	4	39

Other Assets	179	120

Total Assets	$5,838	$5,505

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED BALANCE SHEETS - (continued)

As of December 31 (in millions except share amounts)	2013	2012
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	64	65
Accrued aircraft rent	12	18
Accrued wages, vacation and payroll taxes	211	184
Other accrued liabilities	612	539
Air traffic liability	564	534
Current portion of long-term debt	117	161
Total Current Liabilities	1,580	1,501

Long-Term Debt, Net of Current Portion	754	871
Other Liabilities and Credits
Deferred income taxes	709	446
Deferred revenue	335	443
Obligation for pension and postretirement medical benefits	123	489
Other liabilities	308	334
	1,475	1,712
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value Authorized: 100,000,000 shares, Issued: 2013 - 68,766,691 shares; 2012 - 70,376,543 shares, Outstanding: 2013 - 68,745,953 shares; 2012 - 70,376,543 shares	69	70
Capital in excess of par value	538	660
Treasury stock (common), at cost: 2013 - 20,738 shares; 2012 - 0 shares	(2)	—
Accumulated other comprehensive loss	(183)	(436)
Retained earnings	1,607	1,127
	2,029	1,421
Total Liabilities and Shareholders' Equity	$5,838	$5,505

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per-share amounts)	2013	2012	2011
Operating Revenues
Passenger
Mainline	$3,490	$3,284	$2,995
Regional	777	746	713
Total passenger revenue	4,267	4,030	3,708
Freight and mail	113	111	109
Other - net	584	516	501
Special mileage plan revenue	192	—	—
Total Operating Revenues	5,156	4,657	4,318

Operating Expenses
Wages and benefits	1,086	1,038	991
Variable incentive pay	105	88	72
Aircraft fuel, including hedging gains and losses	1,467	1,459	1,298
Aircraft maintenance	247	222	206
Aircraft rent	119	116	116
Landing fees and other rentals	262	243	238
Contracted services	221	200	185
Selling expenses	179	168	175
Depreciation and amortization	270	264	247
Food and beverage service	84	79	67
Other	278	248	235
Fleet transition and restructuring related expenses	—	—	39
Total Operating Expenses	4,318	4,125	3,869
Operating Income	838	532	449

Nonoperating Income (Expense)
Interest income	18	19	22
Interest expense	(56)	(64)	(87)
Interest capitalized	21	18	12
Other - net	(5)	9	(2)
	(22)	(18)	(55)
Income before income tax	816	514	394
Income tax expense	308	198	149
Net Income	$508	$316	$245

Basic Earnings Per Share:	$7.26	$4.47	$3.41
Diluted Earnings Per Share:	$7.16	$4.40	$3.33
Shares used for computation:
Basic	69.955	70.708	71.755
Diluted	70.939	71.784	73.421

Cash dividend declared per share	$0.40	$—	$—

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year Ended December 31 (in millions)	2013	2012	2011

Net Income	$508	$316	$245

Other comprehensive income (loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	(9)	9	(1)
Reclassification adjustment for (gains) losses included in net income (within Nonoperating Income (Expense), Other - net)	(2)	(7)	(3)
Income tax benefit (expense)	4	(1)	1
Total	(7)	1	(3)

Related to employee benefit plans:
Actuarial gains/(losses) related to pension and other post retirement benefit plans	358	(107)	(199)
Reclassification adjustment for amortization of net pension expense (within Wages and Benefits)	42	39	24
Income tax benefit (expense)	(150)	25	65
Total	250	(43)	(110)

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	10	(10)	(26)
Reclassification adjustment for (gains) losses included in net income (within Aircraft Rent)	6	6	6
Income tax benefit (expense)	(6)	—	10
Total	10	(4)	(10)

Other comprehensive income (loss)	253	(46)	(123)
Comprehensive income	$761	$270	$122

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balances at December 31, 2010	71.848	$74	$779	$(46)	$(267)	$566	$1,106
2011 net income	—	—	—	—	—	245	245
Other comprehensive income/(loss)	—	—	—	—	(123)	—	(123)
Common stock repurchase	(2.618)	—	—	(79)	—	—	(79)
Stock-based compensation	—	—	12	—	—	—	12
Treasury stock issued under stock plans	0.007	—	—	—	—	—	—
Stock issued for employee stock purchase plan	0.126	—	3	—	—	—	3
Stock issued under stock plans	1.587	2	8	—	—	—	10
Balances at December 31, 2011	70.950	76	802	(125)	(390)	811	1,174
2012 net income	—	—	—	—	—	316	316
Other comprehensive income/(loss)	—	—	—	—	(46)	—	(46)
Common stock repurchase	(1.686)	(2)	(58)	—	—	—	(60)
Stock-based compensation	—	—	15	—	—	—	15
Retirement of treasury stock	—	(5)	(120)	125	—	—	—
Stock issued for employee stock purchase plan	0.157	—	4	—	—	—	4
Stock issued under stock plans	0.956	1	17	—	—	—	18
Balances at December 31, 2012	70.377	70	660	—	(436)	1,127	1,421
2013 net income	—	—	—	—	—	508	508
Other comprehensive income/(loss)	—	—	—	—	253	—	253
Common stock repurchase	(2.492)	(2)	(155)	(2)	—	—	(159)
Stock-based compensation	—	—	16	—	—	—	16
Cash dividend declared	—	—	—	—	—	(28)	(28)
Stock issued for employee stock purchase plan	0.171	—	6	—	—	—	6
Stock issued under stock plans	0.690	1	11	—	—	—	12
Balances at December 31, 2013	68.746	$69	$538	$(2)	$(183)	$1,607	$2,029

See accompanying notes to consolidated financial statements.

ALASKA AIR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2013	2012	2011
Cash flows from operating activities:
Net income	$508	$316	$245
Adjustments to reconcile net income to net cash provided by operating activities:
Special mileage plan accounting adjustment	(192)	—	—
Depreciation and amortization	270	264	247
Stock-based compensation and other	32	10	17
Changes in certain assets and liabilities:
Changes in fair values of open fuel hedge contracts	45	43	14
Changes in deferred tax provision	146	94	145
Increase (decrease) in other current liabilities	70	34	(20)
Increase (decrease) in air traffic liability	29	45	67
Increase (decrease) in deferred revenue	84	33	7
Increase (decrease) in other long-term liabilities	(14)	4	70
Increase (decrease) in pension and other medical liabilities	62	71	36
Other - net	28	(47)	9
Pension contribution	(87)	(114)	(141)
Net cash provided by operating activities	981	753	696

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(487)	(455)	(318)
Other flight equipment	(41)	(24)	(35)
Other property and equipment	(38)	(39)	(34)
Total property and equipment additions	(566)	(518)	(387)
Assets constructed for others (Terminal 6 at LAX)	—	(56)	(109)
Purchases of marketable securities	(1,218)	(1,130)	(884)
Sales and maturities of marketable securities	1,089	1,048	956
Proceeds from disposition of assets and changes in restricted deposits	(3)	11	21
Net cash used in investing activities	(698)	(645)	(403)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	107
Proceeds from sale-leaseback transactions, net	—	49	—
Long-term debt payments	(161)	(275)	(334)
Common stock repurchases	(159)	(60)	(80)
Cash dividend paid	(28)	—	—
Proceeds and tax benefit from issuance of common stock	24	31	19
Terminal 6 at LAX reimbursement	2	178	4
Other financing activities	(3)	(11)	3
Net cash used in financing activities	(325)	(88)	(281)
Net increase (decrease) in cash and cash equivalents	(42)	20	12
Cash and cash equivalents at beginning of year	122	102	90
Cash and cash equivalents at end of year	$80	$122	$102

Supplemental disclosure:
Cash paid during the year for:
Interest (net of amount capitalized)	$35	$46	$74
Income taxes	149	78	8
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alaska Air Group, Inc.
December 31, 2013

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper and certificates of deposit. They are carried at cost, which approximates market value. The Company reduces cash balances when funds are disbursed. Due to the time delay in funds clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $11 million and $14 million at December 31, 2013 and 2012, respectively, and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

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

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies—net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. The allowance for all non-surplus expendable inventories was $30 million and $26 million at December 31,

2013 and 2012, respectively. Inventory and supplies—net also includes fuel inventory of $23 million and $23 million at December 31, 2013 and 2012, respectively. Repairable and rotable aircraft parts inventories are included in flight equipment.

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

Maintenance and repairs, other than engine maintenance on some B737-700 and -900 engines, are expensed when incurred. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Maintenance on some B737-700 and -900 engines is covered under power-by-the-hour agreements with third parties, whereby the Company pays a determinable amount, and transfers risk, to a third party.  The Company expenses the contract amounts based on engine usage.

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $15 million and $2 million as of December 31, 2013 and December 31, 2012, respectively.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability until travel or date of expiration. Air traffic liability includes approximately $26 million and $26 million related to travel credits for future travel, as of December 31, 2013 and December 31, 2012, respectively. These credits are recognized into revenue either when the passenger travels or the date of expiration, which is twelve months from issuance. Commissions to travel agents and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Taxes collected from passengers, including transportation excise taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the consolidated statements of operations. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are based on the Company’s historical data.

Freight and mail revenues are recognized when service is provided.

Other - net revenues are primarily related to the Mileage Plan and they are recognized as described in the “Mileage Plan” paragraph below. Other - net also includes certain ancillary or non-ticket revenues, such as checked-bag fees, reservations fees, ticket change fees, on-board food and beverage sales, and to a much lesser extent commissions from car and hotel vendors, and from the sales of travel insurance.  These items are recognized as revenue when the related services are provided.  Boardroom (airport lounge) memberships are recognized as revenue over the membership period.

Mileage Plan

Alaska operates a frequent flyer program (“Mileage Plan”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska or Horizon and through airline partners, the estimated cost of providing award travel is recognized as a selling expense and accrued as a liability as miles are earned and accumulated.

Alaska also sells miles to non-airline partners, such as hotels, car rental agencies, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers passenger revenue related to air transportation and certificates for discounted companion travel until the transportation is delivered. The deferred proceeds are recognized as passenger revenue for awards redeemed and flown on Alaska or Horizon, and as Other-net revenue for awards redeemed and flown on other airlines (less the cost paid to the other airlines based on contractual agreements). For the portion of the sold miles that represent use of the Alaska Airlines brand and access to frequent flyer member lists and advertising, it is recognized as commission income in the period that the mileage credits are sold and included in Other - net revenue in the consolidated statements of operations.

Alaska’s Mileage Plan deferred revenue and liabilities on the consolidated balance sheets as of December 31 (in millions):

	2013	2012
Current Liabilities:
Other accrued liabilities	$314	$285
Other Liabilities and Credits:
Deferred revenue	323	428
Other liabilities	19	17
Total	$656	$730

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, which includes Mileage Plan awards that have been issued but not yet flown for $31 million and $39 million at December 31, 2013 and 2012, respectively.

Alaska’s Mileage Plan revenue included in the consolidated statements of operations for the years ended December 31 (in millions):

	2013	2012	2011
Passenger revenues	$208	$183	$201
Other-net revenues	256	209	195
Special mileage plan revenue(a)	$192	$—	$—
Total Mileage Plan revenues	$656	$392	$396

(a)	Refer to Note 2 for further information.

Other—net revenues includes commission revenue of $213 million, $143 million, and $138 million in 2013, 2012, and 2011, respectively.

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of Mileage Plan travel awards earned through air travel, advertising, promotional costs, commissions, and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $28 million, $26 million, and $24 million during the years ended December 31, 2013, 2012, and 2011, respectively.

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

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. In 2013, 2012, and 2011, antidilutive stock options excluded from the calculation of EPS were not material.

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

On July 2, 2013, the Company modified its Affinity Card Agreement (Agreement) with Bank of America Corporation (BAC), through which the Company sells miles and other items to BAC and the Company's loyalty program members accrue frequent flyer miles based on purchases using credit cards issued by BAC. The Agreement materially modifies the previously existing agreement between BAC and Alaska. As a result of the execution of the Agreement, consideration received as part of this agreement is subject to Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13).

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

	2013	2012	2011
Special mileage plan revenue (in millions)	$192	$—	$—

Per basic share	$1.72	$—	$—
Per diluted share	$1.70	$—	$—

During the third quarter of 2013, as part of the Company's ongoing evaluation of Mileage Plan program assumptions, the Company performed a statistical analysis of historical data, which refined its estimate of the amount of breakage in the mileage population. This new refinement enables the Company to better identify historical differences between certain of its mileage breakage estimates and the amounts that have actually been experienced. As a result, the Company increased its estimate of the number of frequent flyer miles expected to expire unused from 12.0% to 17.4%. Included in the Special mileage plan revenue item above is $44 million of additional revenue related to the effect of the change on the deferred revenue balance as of July 1, 2013.

NOTE 3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

December 31, 2013	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$9	$—	$—	$9
Cash equivalents	71	—	—	71
Cash and cash equivalents	80	—	—	80
U.S. government and agency securities	295	1	(2)	294
Foreign government bonds	11	—	—	11
Asset-back securities	146	—	—	146
Mortgage-back securities	144	1	(2)	143
Corporate notes and bonds	628	4	(2)	630
Municipal securities	26	—	—	26
Marketable securities	1,250	6	(6)	1,250
Total	$1,330	$6	$(6)	$1,330

December 31, 2012	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$28	$—	$—	$28
Cash equivalents	94	—	—	94
Cash and cash equivalents	122	—	—	122
U.S. government and agency securities	271	1	—	272
Foreign government bonds	50	1	—	51
Asset-back securities	61	1	—	62
Mortgage-back securities	137	1	(1)	137
Corporate notes and bonds	577	8	—	585
Municipal securities	23	—	—	23
Marketable securities	1,119	12	(1)	1,130
Total	$1,241	$12	$(1)	$1,252

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2013.

Activity for marketable securities for the years ended December 31 (in millions):

	2013	2012	2011
Proceeds from sales and maturities	$1,089	$1,048	$956
Gross realized gains	4	9	8
Gross realized losses	(2)	(2)	(3)
Other-than-temporary impairments on investments	—	—	(2)

Marketable securities maturities as of December 31, 2013 (in millions):

December 31, 2013	Cost Basis	Fair Value
Due in one year or less	$111	$111
Due after one year through five years	1,117	1,118
Due after five years through 10 years	22	21
Total	$1,250	$1,250

NOTE 4. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil and swap agreements for jet fuel refining margins.

As of December 31, 2013, the Company had fuel hedge contracts outstanding covering 303 million gallons of crude oil that will be settled from January 2014 to March 2016. Refer to the contractual obligations and commitments section of Item 7 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet as of December 31 (in millions):

	2013	2012
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$12	$26
Fuel hedge contracts, noncurrent assets	4	39
Fuel hedge contracts, current liabilities	—	$(1)

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(7)	(6)
Other liabilities	(10)	(27)
Losses in accumulated other comprehensive loss (AOCL)	(17)	(33)

The net cash received (paid) for new positions and settlements was $5 million, $(19) million, and $16 million during 2013, 2012, and 2011, respectively.

Pretax effect of derivative instruments on earnings (fuel hedges) and AOCL (interest rate swaps) at December 31 (in millions):

	2013	2012	2011
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in aircraft fuel expense	$(44)	$(62)	$(9)

Derivative Instruments Designated as Hedges
Interest rate swaps
Gains (losses) recognized in aircraft rent	(6)	(6)	(6)
Gains (losses) recognized in other comprehensive income (OCI)	10	(10)	(26)

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. The amounts shown as recognized in OCI are prior to the losses recognized in aircraft rent during the period. The Company expects $7 million to be reclassified from OCI to aircraft rent within the next twelve months.

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

The Company posted collateral of $7 million, $15 million and $1 million as of December 31, 2013, 2012 and 2011, respectively. The collateral was provided to one counterparty associated with the net liability position of the interest rate swap agreements offset by the net asset position of the fuel hedge contracts under a master netting arrangement.

NOTE 5. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

December 31, 2013	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$294	$—	$294
Foreign government bonds	—	11	11
Asset-back securities	—	146	146
Mortgage-back securities	—	143	143
Corporate notes and bonds	—	630	630
Municipal securities	—	26	26
Derivative instruments
Fuel hedge contracts
Call options and swap agreements	—	16	16

Liabilities
Derivative instruments
Interest rate swap agreements	—	(17)	(17)

December 31, 2012	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$272	$—	$272
Foreign government bonds	—	51	51
Asset-back securities	—	62	62
Mortgage-back securities	—	137	137
Corporate notes and bonds	—	585	585
Municipal securities	—	23	23
Derivative instruments
Fuel hedge contracts
Call options	—	65	65

Liabilities
Derivative instruments
Fuel hedge contracts
Swap agreements	—	(1)	(1)
Interest rate swap agreements	—	(33)	(33)

The Company uses the market and income approach to determine the fair value of marketable securities. U.S. government securities are Level 1 as the fair value is based on quoted prices in active markets. Foreign government bonds, asset-back securities, mortgage-back securities, corporate notes and bonds, and municipal securities are Level 2 as the fair value is based on industry standard valuation models that are calculated based on observable inputs such as quoted interest rates, yield curves, credit ratings of the security and other observable market information.

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

The Company has no other financial assets that are measured at fair value on a nonrecurring basis at December 31, 2013.

Fair Value of Other Financial Instruments

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash and Cash Equivalents: Carried at amortized costs which approximate fair value.

Debt: The carrying amounts of the Company's variable-rate debt approximate fair values. For fixed-rate debt, the Company uses the income approach to determine the estimated fair value, by discounting cash flows using borrowing rates for comparable debt over the weighted life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt as of December 31 (in millions):

	2013	2012
Carrying Amount	$703	$844
Fair value	762	915

NOTE 6. LONG-TERM DEBT

Long-term debt obligations were as follows at December 31 (in millions):

	2013	2012
Fixed-rate notes payable due through 2024	$703	$844
Variable-rate notes payable due through 2023	168	188
Long-term debt	871	1,032
Less current portion	117	161
	$754	$871

Weighted-average fixed-interest rate	5.7%	5.8%
Weighted-average variable-interest rate	1.7%	2.0%

All of the Company’s borrowings are secured by aircraft.

During 2013, the Company made debt payments of $161 million. As of December 31, 2013, none of the Company's borrowings were restricted by financial covenants.

At December 31, 2013, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
2014	$117
2015	113
2016	111
2017	116
2018	147
Thereafter	267
Total principal payments	$871

Bank Line of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. Borrowings on one of the $100 million facilities are secured by aircraft. Borrowings on the other $100 million facility are secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company modified the first facility in 2012 by extending the term from March 2013 to August 2015 and the second facility in 2013 by extending the term from March 2016 to March 2017, and reduced the commitment fee for both facilities. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at December 31, 2013.

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

Deferred tax (assets) and liabilities comprise the following at December 31 (in millions):

	2013	2012
Excess of tax over book depreciation	$919	$842
Other—net	21	19
Gross deferred tax liabilities	940	861

Mileage Plan	(185)	(265)
AMT and other tax credits	—	(1)
Inventory obsolescence	(18)	(15)
Deferred gains	(12)	(13)
Employee benefits	(85)	(230)
Fuel hedge contracts	(14)	(18)
Other—net	(30)	(21)
Gross deferred tax assets	(344)	(563)
Net deferred tax liabilities	596	298

Current deferred tax asset	(113)	(148)
Noncurrent deferred tax liability	709	446
Net deferred tax liability	$596	$298

The Company has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2013. This conclusion is based on the expected future reversals of existing taxable temporary differences, anticipated future taxable income, and the potential for future tax planning strategies to generate taxable income, if needed. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

Components of Income Tax Expense

The components of income tax expense were as follows (in millions):

	2013	2012	2011
Current tax expense (benefit):
Federal	$145	83	$—
State	17	11	4
Total current	162	94	4

Deferred tax expense:
Federal	131	94	135
State	15	10	10
Total deferred	146	104	145
Total tax expense related to income	$308	$198	$149

Income Tax Rate Reconciliation

Income tax expense reconciles to the amount computed by applying the U.S. federal rate of 35% to income before income tax and accounting change as follows (in millions):

	2013	2012	2011
Income before income tax	$816	$514	$394

Expected tax expense	286	180	138
Nondeductible expenses	4	3	1
State income taxes	21	14	10
Other—net	(3)	1	—
Actual tax expense	$308	$198	$149

Effective tax rate	37.7%	38.5%	37.9%

Uncertain Tax Positions

The Company has identified its federal tax return and its state tax returns in Alaska, Oregon, and California as “major” tax jurisdictions.  A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2010 to 2012
Alaska	2010 to 2012
California	2009 to 2012
Oregon	2002 to 2012

The 2002 to 2007 Oregon tax returns are subject to examination only to the extent of net operating loss carryforwards from those years that were utilized in 2010 and later years.

At December 31, 2013, the total amount of unrecognized tax benefits is recorded as a liability, all of which would impact the effective tax rate. Unrecognized tax benefits on uncertain tax positions were not material as of December 31, 2013, 2012 and 2011. No interest or penalties related to these tax positions were accrued as of December 31, 2013.

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

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 4.85% and 3.95% were used as of December 31, 2013 and 2012, respectively. For 2013, the rate of compensation increase used varied from 2.90% to 3.93%, depending on the related work group. For 2012, the rate of compensation increases was 3.05% to 4.02%.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 3.95%, 4.65%, and 5.55% were used for the years ended December 31, 2013, 2012, and 2011, respectively. Expected return on plan assets used was 7.25%, 7.25% and 7.75% for the years ended December 31, 2013, 2012, and 2011, respectively. The rate of compensation increase used varied from 3.05% to 4.02% for the year ended December 31, 2013, 2.94% to 4.17% for the year ended December 31, 2012, and 2.99% to 4.35% for the year ended December 31, 2011, depending on the plan and the related work group.

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

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities.  The asset allocation of the funds in the qualified defined-benefit plans, by asset category, is as follows as of December 31:

	2013	2012
Asset category:
Money market fund	3%	5%
Domestic equity securities	39%	43%
Non-U.S. equity securities	17%	20%
Fixed income securities	41%	32%
Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a fund manager and invests in various asset classes to diversify risk. Target allocations for the primary asset classes based on current funded status are approximately:

Domestic equities:	31% - 43%
Non-U.S. equities:	12% - 21%
Fixed income:	42% - 52%

The Company determines the strategic allocation between equity and fixed income based on current funded status and other characteristics of the plan. As the funded status improves, the Company increases the fixed income allocation of the portfolio, and decreases the equity allocation. Actual asset allocations are reviewed regularly and periodically rebalanced as appropriate.
As of December 31, 2013, other than the money market fund, all assets were invested in common commingled trust funds.  The Company uses the net asset values of these funds to determine fair value as allowed using the practical expediency method outlined in the accounting standards.  Plan asset by fund category and fair value hierarchy level as of December 31 (in millions):

	2013	2012	Level
Fund type:
Money market fund	$45	$75	1
U.S. equity market fund	684	654	2
Non-U.S. equity fund	301	304	2
Credit bond index fund	127	102	2
Government/credit bond index fund	612	403	2
Plan assets	$1,769	$1,538

Nonqualified Defined-Benefit Pension Plan

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. This plan uses a December 31 measurement date.

Weighted average assumptions used to determine benefit obligations as of December 31:

Discount rates of 4.85% and 3.95% were used as of December 31, 2013 and 2012, respectively. The rate of compensation increase used was 5.00% as of December 31, 2013 and 2012.

Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:

Discount rates of 3.95%, 4.65%, and 5.55% were used for the years ended December 31, 2013, 2012, and 2011, respectively. The rate of compensation increase used was 7.00% per year during the first four years of employment and 5.00% thereafter for the years ended December 31, 2013, and 2012, and 5.00% per year for the year ended December 31, 2011.

Combined Disclosures for Defined-Benefit Pension Plans

The following table sets forth the status of the plans as of December 31 (in millions):

	Qualified		Nonqualified
	2013	2012	2013	2012
Projected benefit obligation (PBO)
Beginning of year	$1,873	$1,594	$42	$43
Service cost	46	38	1	1
Interest cost	73	73	1	2
Actuarial (gain) loss	(226)	214	(4)	(2)
Benefits paid	(57)	(46)	(2)	(2)
End of year	$1,709	$1,873	$38	$42

Plan assets at fair value
Beginning of year	$1,538	$1,288	$—	$—
Actual return on plan assets	205	186	—	—
Employer contributions	83	110	2	2
Benefits paid	(57)	(46)	(2)	(2)
End of year	$1,769	$1,538	$—	$—
Funded status (unfunded)	$60	$(335)	$(38)	$(42)

Percent funded	104%	82%	—	—

The accumulated benefit obligation for the combined qualified defined-benefit pension was $1,603 million and $1,733 million at December 31, 2013, and 2012, respectively. The accumulated benefit obligation for the nonqualified defined-benefit plan was $38 million and $41 million at December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, the amounts recognized in the consolidated balance sheets were as follows (in millions):

	2013		2012
	Qualified	Nonqualified	Qualified	Nonqualified
Plan assets-long term (within long term Other Assets)	60	—	—	—
Accrued benefit liability-current	—	2	—	2
Accrued benefit liability-long term	—	36	335	40
Total liability recognized	—	38	335	42

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN AOCL:

	2013		2012
	Qualified	Nonqualified	Qualified	Nonqualified
Prior service credit	$(14)	$—	$(15)	$—
Net loss	331	5	695	9
Amount recognized in AOCL (pretax)	$317	$5	$680	$9

The expected amortization of prior service credit and net loss from AOCL in 2014 is $1 million and $13 million, respectively, for the qualified defined-benefit pension plans. For the nonqualified defined-benefit pension plans, the expected combined amortization of prior service cost and net loss from AOCL in 2014 is immaterial.

Net pension expense for the defined-benefit plans included the following components for the years ended December 31 (in millions):

	Qualified			Nonqualified
	2013	2012	2011	2013	2012	2011
Service cost	$46	$38	$35	$1	$1	$1
Interest cost	73	73	73	1	2	2
Expected return on assets	(111)	(93)	(88)	—	—	—
Amortization of prior service cost	(1)	(1)	(1)	—	—	—
Recognized actuarial loss	43	40	23	1	1	1
Net pension expense	$50	$57	$42	$3	$4	$4

Historically, the Company’s practice has been to contribute to the qualified defined-benefit pension plans an amount equal to the greater of 1) the minimum required by law, 2) the Pension Protection Act (PPA) target liability, or 3) the service cost as actuarially calculated. There are no current funding requirements for the Company’s plans in 2014. The Company expects to contribute approximately $2 million to the nonqualified defined-benefit pension plans during 2014.

Future benefits expected to be paid over the next ten years under the defined-benefit pension plans from the assets of those plans as of December 31, 2013 (in millions):

	Qualified	Nonqualified
2014	$72	$2
2015	84	2
2016	76	4
2017	93	2
2018	92	2
2019 - 2023	548	18

Postretirement Medical Benefits

The Company allows retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded. This liability was determined using an assumed discount rate of 4.85% and 3.95% at December 31, 2013 and 2012, respectively. The Company does not believe the U.S. Health Care Reform: The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act will have a significant impact on the Company's cost for postretirement medical benefits.

(in millions)	2013	2012
Accumulated postretirement benefit obligation
Beginning of year	$117	$120
Service cost	5	5
Interest cost	4	5
Actuarial gain	(35)	(11)
Benefits paid	(2)	(2)
End of year	$89	$117

Plan assets at fair value
Beginning of year	$—	$—
Employer contributions	2	2
Benefits paid	(2)	(2)
End of year	$—	$—
Funded status (unfunded)	$(89)	$(117)

As of December 31, 2013 and 2012, the amounts recognized in the consolidated balance sheets (in millions):

	2013	2012
Accrued benefit liability-current	$3	$4
Accrued benefit liability-long term	86	113
Total liability recognized	$89	$117

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN AOCL:

(in millions)	2013	2012
Prior service cost	$1	$2
Net gain	(48)	(15)
Amount recognized in AOCL (pretax)	$(47)	$(13)

The Company uses a December 31 measurement date to assess obligations associated with the subsidy of retiree medical costs. Net periodic benefit cost for the postretirement medical plans included the following components for the years ended December 31 (in millions):

	2013	2012	2011
Service cost	$5	$5	$6
Interest cost	4	5	7
Amortization of prior service cost	1	1	1
Recognized actuarial (gain) loss	(2)	(1)	1
Net periodic benefit cost	$8	$10	$15

This is an unfunded plan. The Company expects to contribute approximately $3 million to the postretirement medical benefits plan in 2014, which is equal to the expected benefit payments.

Future benefits expected to be paid over the next ten years under the postretirement medical benefits plan as of December 31, 2013 (in millions):

2014	$3
2015	4
2016	4
2017	5
2018	6
2019– 2023	36

The assumed health care cost trend rates to determine the expected 2014 benefits cost are 8.0%, 8.0%, 5.0% and 4.0% for medical, prescription drugs, dental and vision costs, respectively. The assumed trend rate declines steadily through 2028 where the ultimate assumed trend rates are 4.7% for medical, prescription drugs and dental, and 4.0% for vision.

A 1% higher or lower trend rate in health care costs has the following effect on the Company’s postretirement medical plans for the years ended December 31 (in millions):

	2013	2012	2011
Change in service and interest cost
1% higher trend rate	$1	$2	$2
1% lower trend rate	(1)	(1)	(2)
Change in year-end postretirement benefit obligation
1% higher trend rate	$10	$14	$14
1% lower trend rate	(9)	(12)	(13)

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $44 million, $43 million, and $42 million in 2013, 2012, and 2011, respectively.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheet at December 31, 2013 and 2012.

Pilot Long-term Disability Benefits

Alaska maintains a long-term disability plan for its pilots. The long-term disability plan does not have a service requirement. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2013 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability was $12 million and $11 million, which was recorded net of a prefunded trust account of $1 million and $1 million, and included in long-term other liabilities on the consolidated balance sheets as of December 31, 2013 and December 31, 2012, respectively.

Employee Incentive-Pay Plans

Alaska and Horizon have employee incentive plans that pay employees based on certain financial and operational metrics. The aggregate expense under these plans in 2013, 2012 and 2011 was $105 million, $88 million, and $72 million, respectively. The plans are summarized below:

•
Performance-Based Pay (PBP) is a program that rewards all employees.  The program is based on four separate metrics related to Air Group profitability, safety, achievement of unit-cost goals, and employee engagement as measured by customer satisfaction.

•	The Operational Performance Rewards Program entitles all Air Group employees to quarterly payouts of up to $300 per person if certain operational and customer service objectives are met.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Future minimum fixed payments for commitments as of December 31, 2013 (in millions):

	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements	Engine Maintenance
2014	$128	$93	$407	$50	$11
2015	105	81	338	44	10
2016	82	72	289	32	—
2017	51	68	341	32	—
2018	36	19	429	14	—
Thereafter	43	117	1,034	—	—
Total	$445	$450	$2,838	$172	$21

Lease Commitments

At December 31, 2013, the Company had lease contracts for 62 aircraft, which have remaining noncancelable lease terms ranging from 2014 to 2021. Of these aircraft, 15 are non-operating (i.e. not in the Company's fleet) and 13 are subleased to third-party carriers. The majority of airport and terminal facilities are also leased. Rent expense was $290 million, $275 million, and $275 million, in 2013, 2012, and 2011, respectively.

During the third quarter, the Company had three subleased Bombardier CRJ-700 aircraft returned. In connection with these aircraft the Company incurred costs to deliver the aircraft to SkyWest Airlines, which will sublease and operate the aircraft under a Capacity Purchase Agreement (CPA).

Aircraft Commitments

As of December 31, 2013, the Company is committed to purchasing 67 B737 aircraft, including 30 B737-900ER aircraft and 37 B737 MAX aircraft, with deliveries in 2014 through 2022. In addition, the Company has options to purchase an additional 64 B737 aircraft and seven Q400 aircraft.

Capacity Purchase Agreements (CPAs)

At December 31, 2013, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. On May 14, 2011, SkyWest Airlines, Inc. began flying certain routes under a CPA with Alaska. In addition, Alaska has a CPA with PenAir to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

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

NOTE 10. SHAREHOLDERS' EQUITY

Dividends

During 2013, the Board of Directors declared dividends of $0.40 per share. The Company paid dividends of $28 million to shareholders of record during 2013.

Subsequent to year-end, the Board of Directors declared a quarterly cash dividend of $0.25 per share to be paid on March 11, 2014 to shareholders of record as of February 25, 2014. This is a 25% increase from the most recent quarterly dividends of $0.20 per share.

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

Share repurchase activity for the three years ending December 31 (in millions, except shares):

	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
$250 million Repurchase Program	2,492,093	$159	202,510	$8	—	$—
2012 Repurchase Program	—	—	1,437,101	50	—	—
2011 Repurchase Program	—	—	46,340	2	1,595,000	48
2010 Repurchase Program	—	—	—	—	1,023,600	31
Total	2,492,093	$159	1,685,951	$60	2,618,600	$79

Retirement of Treasury Shares

In 2013, the Company retired 2,471,355 common shares that had been held in treasury. At December 31, 2013, the Company held 20,738 shares in treasury.

Accumulated Other Comprehensive Loss (AOCL)

AOCL consisted of the following at December 31, 2013 (in millions, net of tax):

	2013	2012
Unrealized gain on marketable securities considered available-for-sale	$—	$7
Related to employee benefit plans	(173)	(423)
Related to interest rate derivatives	(10)	(20)
	$(183)	$(436)

NOTE 11. STOCK-BASED COMPENSATION PLANS

The table below summarizes the components of total stock-based compensation for the years ended December 31 (in millions):

	2013	2012	2011
Stock options	$3	$2	$3
Stock awards	10	11	8
Deferred stock awards	1	1	—
Employee stock purchase plan	2	1	1
Stock-based compensation	$16	$15	$12

Tax benefit related to stock-based compensation	$6	$5	$4

Unrecognized stock-based compensation for non-vested options and awards and the weighted-average period the expense will be recognized for the year ended December 31, 2013 (in millions):

	Amount	Weighted- Average Period
Stock options	$2	0.6
Stock awards	7	0.7
Unrecognized stock-based compensation	$9	0.7

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan (ESPP).

The Company is authorized to issue 18 million shares of common stock under these plans and as of December 31, 2013, of which 8,939,315 shares remain available for future grants of either options or stock awards.

Stock Options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31:

	2013	2012	2011
Expected volatility	67%	55%	56%
Expected term	6 years	6 years	6 years
Risk-free interest rate	1.10%	1.08%	2.26%
Expected dividend yield	—	—	—
Weighted-average grant date fair value per share	$29.47	$17.23	$16.40
Estimated fair value of options granted (millions)	$3	$2	$2

The expected market price volatility is based on the historical volatility. The expected term is based on the estimated period of time until exercise based on historical experience. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based on the estimated weighted average dividend yield over the expected term. The expected forfeiture rates are based on historical experience.

The tables below summarize stock option activity for the year ended December 31, 2013:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2012	941,724	$20.99	6.2	$21
Granted	96,590	48.96
Exercised	(462,976)	17.43
Forfeited or expired	(3,496)	32.64
Outstanding, December 31, 2013	571,842	$28.51	6.6	$26

Exercisable, December 31, 2013	264,823	$19.82	5.4	$14
Vested or expected to vest, December 31, 2013	571,473	$28.51	6.6	$26

(in millions)	2013	2012	2011
Intrinsic value of option exercises	$19	$11	$20
Cash received from stock option exercises	8	7	17
Tax benefit related to stock option exercises	7	4	8
Fair value of options vested	3	4	3

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

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2012	754,293	$28.06	0.6	$33
Granted	208,110	49.10
Vested	(314,828)	19.29
Forfeited	(8,360)	33.66
Non-vested, December 31, 2013	639,215	$39.15	0.6	$47

Deferred Stock Awards

Deferred Stock Units (DSUs) are awarded to members of its Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee Stock Purchase Plan (ESPP)

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 171,227, 157,373, and 125,564 shares in 2013, 2012, and 2011 under the ESPP.

NOTE 12. OPERATING SEGMENT INFORMATION

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

Operating segment information is as follows (in millions):

	Alaska
Year Ended December 31, 2013	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$3,490	$—	$—	$—	$3,490	$—	$3,490
Regional	—	777	—	—	777	—	777
Total passenger revenues	3,490	777	—	—	4,267	—	4,267
CPA revenues	—	—	368	(368)	—	—	—
Freight and mail	109	4	—		113	—	113
Other-net	513	66	5		584	192	776
Total operating revenues	4,112	847	373	(368)	4,964	192	5,156

Operating expenses
Operating expenses, excluding fuel	2,293	585	341	(368)	2,851	—	2,851
Economic fuel	1,294	181	—	—	1,475	(8)	1,467
Total operating expenses	3,587	766	341	(368)	4,326	(8)	4,318

Nonoperating income (expense)
Interest income	18	—	—	—	18	—	18
Interest expense	(38)	—	(14)	(4)	(56)	—	(56)
Other	25	(12)	2	1	16	—	16
	5	(12)	(12)	(3)	(22)	—	(22)
Income (loss) before income tax	$530	$69	$20	$(3)	$616	$200	$816

	Alaska
Year Ended December 31, 2012	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$3,284	$—	$—	$—	$3,284	$—	$3,284
Regional	—	746	—	—	746	—	746
Total passenger revenues	3,284	746	—	—	4,030	—	4,030
CPA revenues	—	—	369	(369)	—	—	—
Freight and mail	107	4	—	—	111	—	111
Other-net	448	61	7	—	516	—	516
Total operating revenues	3,839	811	376	(369)	4,657	—	4,657

Operating expenses
Operating expenses, excluding fuel	2,131	566	338	(369)	2,666	—	2,666
Economic fuel	1,238	183	—	—	1,421	38	1,459
Total operating expenses	3,369	749	338	(369)	4,087	38	4,125

Nonoperating income (expense)
Interest income	19	—	—	—	19	—	19
Interest expense	(47)	—	(16)	(1)	(64)	—	(64)
Other	24	—	2	1	27	—	27
	(4)	—	(14)	—	(18)	—	(18)
Income (loss) before income tax	$466	$62	$24	$—	$552	$(38)	$514

	Alaska
Year Ended December 31, 2011	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$2,995	$—	$—	$—	$2,995	$—	$2,995
Regional	—	713	—	—	713	—	713
Total passenger revenues	2,995	713	—	—	3,708	—	3,708
CPA revenues	—	—	369	(369)	—	—	—
Freight and mail	105	4	—	—	109	—	109
Other-net	431	62	8	—	501	—	501
Total operating revenues	3,531	779	377	(369)	4,318	—	4,318

Operating expenses
Operating expenses, excluding fuel	2,015	544	340	(367)	2,532	39	2,571
Economic fuel	1,101	167	—	—	1,268	30	1,298
Total operating expenses	3,116	711	340	(367)	3,800	69	3,869

Nonoperating income (expense)
Interest income	24	—	—	(2)	22	—	22
Interest expense	(72)	—	(17)	2	(87)	—	(87)
Other	8	—	2		10	—	10
	(40)	—	(15)	—	(55)	—	(55)
Income (loss) before income tax	$375	$68	$22	$(2)	$463	$(69)	$394

(a)
The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain income and charges.

(b)	Includes accounting adjustments related to Special mileage plan revenue, mark-to-market fuel-hedge accounting charges, and fleet transition and restructuring expenses.

	2013	2012	2011
Depreciation:
Alaska(a)	$223	217	$203
Horizon	47	47	43
Parent company	—	—	1
Consolidated	$270	$264	$247

Capital expenditures:
Alaska(a)	$494	$477	$250
Horizon	72	41	137
Consolidated	$566	$518	$387

Total assets at end of period:
Alaska(a)	$5,832	$5,177
Horizon	840	823
Parent company	2,762	1,832
Elimination of inter-company accounts	(3,596)	(2,327)
Consolidated	$5,838	$5,505

(a)	There are no depreciation expenses, capital expenditures or assets associated with purchased capacity flying at Alaska Regional.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alaska Air Group, Inc.:
We have audited Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Air Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (included in Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Alaska Air Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 13, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Seattle, Washington
February 13, 2014

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2013 (hereinafter referred to as our “2014 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,292,725(1)	$28.51(2)	8,939,315(3)
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	1,292,725	$28.51	8,939,315

(1)
Of these shares, 494,836 subject to options then outstanding under the 2008 Plan, and 720,883 were subject to outstanding restricted, performance and deferred stock unit awards granted under the 2008 Plan. In addition, 77,006 were subject to options then outstanding under the 2004 Plan. Outstanding performance awards are reflected in the table assuming that the target level of performance will be achieved. No new award of grants may be made under the 2004 Plan.

(2)	This number does not reflect the 720,883 shares that were subject to outstanding stock unit awards granted under the 2008 Plan.

(3)
Of the aggregate number of shares that remained available for future issuance, 5,392,537 shares were available under the 2008 Plan and 3,546,778 shares were available under the ESPP. Subject to certain express limits of the 2008 Plan, shares available for award purposes under the 2008 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in shares of our common stock including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. Full-value shares issued under the 2008 Plan are counted against the share limit as 1.7 shares for every one share issued. This table does not give effect to that rule.

Other information required by this item is set forth under the heading “Beneficial Ownership of Securities” in our 2013 Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our 2014 Proxy Statement.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this report:

1.	Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ BRADLEY D. TILDEN	Date:	February 13, 2014
Bradley D. Tilden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 13, 2014 on behalf of the registrant and in the capacities indicated.

/s/ BRADLEY D. TILDEN	Chairman, President, and Chief Executive Officer (Principal Executive Officer)
Bradley D. Tilden

/s/ BRANDON S. PEDERSEN	Vice President/Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Brandon S. Pedersen

/s/ PATRICIA M. BEDIENT	Director
Patricia M. Bedient

/s/ MARION C. BLAKEY	Director
Marion C. Blakey

/s/ PHYLLIS J. CAMPBELL	Director
Phyllis J. Campbell

/s/ JESSIE J. KNIGHT, JR.	Director
Jessie J. Knight, Jr.

/s/ R. MARC LANGLAND	Director
R. Marc Langland

/s/ DENNIS F. MADSEN	Director
Dennis F. Madsen

/s/ BYRON I. MALLOT	Director
Byron I. Mallott

/s/ HELVI SANDVIK	Director
Helvi Sandvik

/s/ J. KENNETH THOMPSON	Director
J. Kenneth Thompson

/s/ ERIC K. YEAMAN	Director
Eric K. Yeaman

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated by reference from the documents below. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 8, 2006	3(i)
3.2	Bylaws of Registrant, as amended April 30, 2010	8-K	May 3, 2010
10.2#	Credit Agreement, dated March 31, 2010, among Alaska Airlines, Inc., as borrower, Wells Fargo Capital Finance, LLC as agent, U.S. Bank National Association as documentation agent, and other lenders	10-Q	August 11, 2010	10.1
10.3#	Credit Agreement, dated March 31, 2010, among Alaska Airlines, Inc., as borrower, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and other lenders	10-Q	May 5, 2010	10.2
10.4#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.1
10.5#	Purchase Agreement No. 2497, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.2
10.6#	Supplemental Agreement No. 23 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q/A	August 2, 2011	10.1
10.7#	Supplemental Agreement No. 29 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.1
10.8#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.2
10.10*	Alaska Air Group Performance Based Pay Plan (formerly “Management Incentive Plan”), as amended and restated December 2, 2009	8-K	February 1, 2010	10.1
10.11*	Alaska Air Group, Inc. 2008 Performance Incentive Plan	8-K	May 22, 2008	10.1
10.12*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Nonqualified Stock Option Agreement	8-K	May 22, 2008	10.2
10.13*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Stock Unit Award Agreement	8-K	May 22, 2008	10.3
10.14*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Form of Director Deferred Stock Unit Award Agreement	8-K	May 22, 2008	10.4
10.15*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Nonqualified Stock Option Agreement—Incentive Award	8-K	February 2, 2009	10.1
10.16*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Stock Unit Award Agreement—Incentive Award	8-K	February 2, 2009	10.2
10.17*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Stock Unit Award Agreement	8-K	February 5, 2010	10.1
10.18*	Alaska Air Group, Inc. 2008 Performance Incentive Plan Nonqualified Stock Option Agreement	8-K	February 5, 2010	10.2
10.19*	Nonqualified Deferred Compensation Plan, as amended	10-Q	August 4, 2011	10.1
10.20*	2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement, as amended	10-Q	August 4, 2011	10.3
10.21*	2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement, as amended	10-Q	August 4, 2011	10.4
10.22*	2008 Performance Incentive Plan, Form of Stock Unit Award Agreement, as amended	10-Q	August 4, 2011	10.5
10.23*	2008 Performance Incentive Plan, Form of Stock Unit Award Agreement Incentive Award, as amended	10-Q	August 4, 2011	10.6
10.24*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan and original form of stock option and restricted stock unit agreements	10-K	February 25, 2005	10.2
10.25*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement	10-K	February 20, 2008	10.8.1
10.26*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Stock Unit Award Agreement	10-K	February 20, 2008	10.8.2
10.27*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Performance Stock Unit Award Agreement	8-K	February 14, 2008	10.3
10.28*	Alaska Air Group, Inc. 1999 Long-Term Incentive Equity Plan	S-8	September 22, 1999	99.1	333-87563

10.29*	Alaska Air Group, Inc. 1997 Non Officer Long-Term Incentive Equity Plan	S-8	November 10, 1997	99.2	333-39889
10.30*	Alaska Air Group, Inc. 1996 Long-Term Incentive Equity Plan	S-8	August 5, 1996	99.1	333-09547
10.31*	Alaska Air Group, Inc. Non Employee Director Stock Plan	S-8	August 15, 1997	99.1	333-33727
10.32*	Alaska Airlines, Inc. and Alaska Air Group, Inc. Supplementary Retirement Plan for Elected Officers, as amended November 7, 1994	10-K	February 10, 1998	10.2
10.33*	Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan, as amended by First Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan and Second Amendment to the Alaska Air Group, Inc. 1995 Elected Officers Supplementary Retirement Plan	S-1	September 23, 2003	10.1	333-107177
10.34*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2
10.35*	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated November 28, 2007	10-K	February 20, 2008	10.2
10.36*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended and restated on December 1, 2005	10-K	February 20, 2008	10.2
21†	Subsidiaries of Registrant
23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.