Form 10-Q
period 2014-03-31
ALASKA AIR GROUP, INC.
filed 2014-05-09
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The registrant has 68,718,515 common shares, par value $1.00, outstanding at April 30, 2014.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2013. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$90	$80
Marketable securities	1,330	1,250
Total cash and marketable securities	1,420	1,330
Receivables - net	212	152
Inventories and supplies - net	58	60
Deferred income taxes	120	113
Prepaid expenses and other current assets	124	107
Total Current Assets	1,934	1,762

Property and Equipment
Aircraft and other flight equipment	4,855	4,677
Other property and equipment	853	838
Deposits for future flight equipment	360	446
	6,068	5,961
Less accumulated depreciation and amortization	2,138	2,068
Total Property and Equipment - Net	3,930	3,893

Other Assets	197	183

Total Assets	$6,061	$5,838

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	March 31, 2014	December 31, 2013
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$75	$64
Accrued wages, vacation and payroll taxes	146	211
Other accrued liabilities	672	624
Air traffic liability	749	564
Current portion of long-term debt	113	117
Total Current Liabilities	1,755	1,580

Long-Term Debt, Net of Current Portion	721	754
Other Liabilities and Credits
Deferred income taxes	725	709
Deferred revenue	334	335
Obligation for pension and postretirement medical benefits	122	123
Other liabilities	309	308
	1,490	1,475
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $1 par value, Authorized: 100,000,000 shares, Issued: 2014 - 68,798,330 shares; 2013 - 68,766,691 shares, Outstanding: 2014 - 68,788,557; 2013 - 68,745,953	69	69
Capital in excess of par value	524	538
Treasury stock (common), at cost: 2014 - 9,773 shares; 2013 - 20,738 shares	(1)	(2)
Accumulated other comprehensive loss	(181)	(183)
Retained earnings	1,684	1,607
	2,095	2,029
Total Liabilities and Shareholders' Equity	$6,061	$5,838

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2014	2013
Operating Revenues
Passenger
Mainline	$854	$796
Regional	186	182
Total passenger revenue	1,040	978
Freight and mail	24	26
Other - net	158	129
Total Operating Revenues	1,222	1,133

Operating Expenses
Wages and benefits	272	264
Variable incentive pay	25	21
Aircraft fuel, including hedging gains and losses	358	381
Aircraft maintenance	51	66
Aircraft rent	28	30
Landing fees and other rentals	69	60
Contracted services	60	53
Selling expenses	46	38
Depreciation and amortization	70	69
Food and beverage service	21	20
Other	81	67
Total Operating Expenses	1,081	1,069
Operating Income	141	64

Nonoperating Income (Expense)
Interest income	5	4
Interest expense	(12)	(16)
Interest capitalized	5	5
Other - net	13	2
	11	(5)
Income before income tax	152	59
Income tax expense	58	22
Net Income	$94	$37

Basic Earnings Per Share:	$1.37	$0.52
Diluted Earnings Per Share:	$1.35	$0.51

Shares used for computation:
Basic	68.667	70.431
Diluted	69.411	71.414

Cash dividend declared per share:	$0.25	—

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013

Net Income	$94	$37

Other comprehensive income (loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	3	(1)
Reclassification of (gains) losses into net income (within Nonoperating Income (Expense), Other - net)	—	(1)
Income tax effect	(1)	1
Total	2	(1)

Related to employee benefit plans:
Reclassification adjustment for amortization of net pension expense (within Wages and benefits)	2	10
Income tax effect	(1)	(4)
Total	1	6

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	(3)	3
Reclassification of (gains) losses into net income (within Aircraft rent)	2	1
Income tax effect	—	(2)
Total	(1)	2

Other comprehensive income	2	7

Comprehensive income	$96	$44

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$94	$37
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70	69
Stock-based compensation and other	4	14
Changes in certain assets and liabilities:
Changes in deferred income taxes	9	18
Increase in air traffic liability	185	157
Increase (decrease) in deferred revenue	(1)	(2)
Other - net	(119)	(81)
Net cash provided by operating activities	242	212

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(65)	(90)
Other flight equipment	(17)	(6)
Other property and equipment	(11)	(7)
Total property and equipment additions	(93)	(103)
Purchases of marketable securities	(305)	(280)
Sales and maturities of marketable securities	227	239
Proceeds from disposition of assets and changes in restricted deposits	7	(7)
Net cash used in investing activities	(164)	(151)

Cash flows from financing activities:
Long-term debt payments	(37)	(88)
Common stock repurchases	(30)	(19)
Dividends paid	(17)	—
Other financing activities	16	19
Net cash used in financing activities	(68)	(88)
Net increase/(decrease) in cash and cash equivalents	10	(27)
Cash and cash equivalents at beginning of year	80	122
Cash and cash equivalents at end of the period	$90	$95

Supplemental disclosure:
Cash paid during the period for:
Interest (net of amount capitalized)	$11	$15
Income taxes	6	6
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of March 31, 2014, as well as the results of operations for the three months ended March 31, 2014 and 2013. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three months ended March 31, 2014, are not necessarily indicative of operating results for the entire year.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

March 31, 2014	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$5	$—	$—	$5
Cash equivalents	85	—	—	85
Cash and cash equivalents	90	—	—	90
U.S. government and agency securities	284	—	(1)	283
Foreign government bonds	18	—	—	18
Asset-back securities	158	—	—	158
Mortgage-back securities	146	1	(1)	146
Corporate notes and bonds	696	5	(1)	700
Municipal securities	25	—	—	25
Marketable securities	1,327	6	(3)	1,330
Total	$1,417	$6	$(3)	$1,420

December 31, 2013	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$9	$—	$—	$9
Cash equivalents	71	—	—	71
Cash and cash equivalents	80	—	—	80
U.S. government and agency securities	295	1	(2)	294
Foreign government bonds	11	—	—	11
Asset-back securities	146	—	—	146
Mortgage-back securities	144	1	(2)	143
Corporate notes and bonds	628	4	(2)	630
Municipal securities	26	—	—	26
Marketable securities	1,250	6	(6)	1,250
Total	$1,330	$6	$(6)	$1,330

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2014.

Activity for marketable securities (in millions):

	Three Months Ended March 31,
	2014	2013
Proceeds from sales and maturities	$227	$239
Gross realized gains	1	2
Gross realized losses	(1)	(1)

Maturities for marketable securities (in millions):

March 31, 2014	Cost Basis	Fair Value
Due in one year or less	$144	$145
Due after one year through five years	1,176	1,178
Due after five years through 10 years	7	7
Total	$1,327	$1,330

NOTE 3. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil and swap agreements for jet fuel refining margins.

As of March 31, 2014, the Company had outstanding fuel hedge contracts covering 264 million gallons of crude oil that will be settled from April 2014 to March 2016. Refer to the contractual obligations and commitments section of Item 2 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	March 31, 2014	December 31, 2013
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$12	$12
Fuel hedge contracts, noncurrent assets	3	4
Fuel hedge contracts, current liabilities	(2)	—

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(7)	(7)
Other liabilities	(11)	(10)
Losses in accumulated other comprehensive loss (AOCL)	(18)	(17)

The net cash received (paid) for new positions and settlements was ($7) million and nil during the three months ended March 31, 2014 and 2013, respectively.

Pretax effect of derivative instruments on earnings (in millions):

	Three Months Ended March 31,
	2014	2013
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in aircraft fuel expense	$(10)	$(24)

Derivative Instruments Designated as Hedges
Interest rate swaps
Losses recognized in aircraft rent	(2)	(1)
Gains (losses) recognized in other comprehensive income (OCI)	(3)	3

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. The amounts shown as recognized in OCI are prior to the losses recognized in the income statement as aircraft rent during the period. The Company expects $7 million to be reclassified from OCI to aircraft rent within the next twelve months.

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

The Company posted collateral of $8 million and $7 million as of March 31, 2014 and December 31, 2013, respectively. The collateral was provided to one counterparty associated with the net liability position of the interest rate swap agreements, offset by the net asset position of the fuel hedge contracts under a master netting arrangement.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

March 31, 2014	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$283	$—	$283
Foreign government bonds	—	18	18
Asset-back securities	—	158	158
Mortgage-back securities	—	146	146
Corporate notes and bonds	—	700	700
Municipal securities	—	25	25
Derivative instruments
Call options	—	15	15

Liabilities
Derivative instruments
Fuel hedge contracts	—	(2)	(2)
Interest rate swap agreements	—	(18)	(18)

December 31, 2013	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$294	$—	$294
Foreign government bonds	—	11	11
Asset-back securities	—	146	146
Mortgage-back securities	—	143	143
Corporate notes and bonds	—	630	630
Municipal securities	—	26	26
Derivative instruments
Call options	—	16	16

Liabilities
Derivative instruments
Fuel hedge contracts	—	—	—
Interest rate swap agreements	—	(17)	(17)

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

The Company has no financial assets that are measured at fair value on a nonrecurring basis at March 31, 2014.

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

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	March 31, 2014	December 31, 2013
Carrying amount	$678	$703
Fair value	733	762

NOTE 5. MILEAGE PLAN

Alaska's Mileage Plan liabilities and deferrals on the consolidated balance sheets (in millions):

	March 31, 2014	December 31, 2013
Current Liabilities:
Other accrued liabilities	$335	$314
Other Liabilities and Credits:
Deferred revenue	324	323
Other liabilities	19	19
Total	$678	$656

Alaska's Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2014	2013
Passenger revenues	$55	$46
Other - net revenues	73	54
Total	$128	$100

NOTE 6. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	March 31, 2014	December 31, 2013
Fixed-rate notes payable due through 2024	$678	$703
Variable-rate notes payable due through 2023	156	168
Long-term debt	834	871
Less current portion	113	117
Total	$721	$754

Weighted-average fixed-interest rate	5.7%	5.7%
Weighted-average variable-interest rate	1.7%	1.7%

During the three months ended March 31, 2014, the Company made debt payments of $37 million.

At March 31, 2014, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2014	$80
2015	113
2016	111
2017	116
2018	147
Thereafter	267
Total	$834

Bank Lines of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in August 2015, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at March 31, 2014.

NOTE 7. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs recognized included the following components for the three months ended March 31, 2014 (in millions):

	Three Months Ended March 31,
	Qualified		Nonqualified		Postretirement Medical
	2014	2013	2014	2013	2014	2013
Service cost	$8	$11	$—	$—	$1	$1
Interest cost	20	18	—	1	1	1
Expected return on assets	(29)	(27)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized actuarial loss (gain)	3	10	—	—	(1)	—
Total	$2	$12	$—	$1	$1	$2

NOTE 8. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

March 31, 2014	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements	Engine Maintenance
Remainder of 2014	$37	$72	$238	$38	$8
2015	103	85	369	44	10
2016	82	75	304	32	—
2017	51	71	354	32	—
2018	36	23	429	14	—
Thereafter	43	140	1,034	—	—
Total	$352	$466	$2,728	$160	$18

Lease Commitments

At March 31, 2014, the Company had lease contracts for 59 aircraft, which have remaining noncancelable lease terms ranging from 2014 to 2021. Of these aircraft, 14 are non-operating (i.e. not in the Company's fleet) and subleased to third-party carriers. The majority of airport and terminal facilities are also leased. Rent expense for aircraft and facility leases was $75 million and $70 million for the three months ended March 31, 2014 and 2013, respectively.

Aircraft Commitments

As of March 31, 2014, the Company is committed to purchasing 65 B737 aircraft (28 B737-900ER aircraft and 37 B737 MAX aircraft), with deliveries in 2014 through 2022. In addition, the Company has options to purchase an additional 62 B737 aircraft and seven Q400 aircraft.

Capacity Purchase Agreements (CPAs)

At March 31, 2014, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity to Alaska under a CPA, which is eliminated upon consolidation. In addition, Alaska has CPAs with SkyWest Airlines, Inc. (SkyWest) to fly certain routes and Peninsula Airways, Inc. (PenAir) to fly one route in the state of Alaska. Under these agreements, Alaska pays the third-party carriers an amount which is based on a determination of their cost of operating those flights and other factors. The costs paid by Alaska to Horizon are based on similar data and are intended to approximate market rates for those services. Future payments (excluding those due to Horizon) are based on contractually required minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights, such as fuel.

Engine Maintenance

The Company has a power-by-the-hour (PBH) maintenance agreement for some of the B737-700 and B737-900 engines. This agreement transfers risk to a third-party service provider and fixes the amount the Company pays per flight hour in exchange for maintenance and repairs under a predefined maintenance program. Future payments are based on minimum flight hours.

NOTE 9. SHAREHOLDERS' EQUITY

Dividends

During the three months ended March 31, 2014, the Company declared and paid a quarterly dividend of $0.25 per share, or $17 million.

Common Stock Repurchase

In September 2012, the Board of Directors authorized a $250 million share repurchase program, which does not have an expiration date, but is expected to be completed in 2014.

Share repurchase activity (in millions, except share amounts):

	Three Months Ended March 31,
	2014		2013
	Shares	Amount	Shares	Amount
2012 Repurchase Program - $250 million	352,851	$30	373,185	$19

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss), net of tax (in millions):

	March 31, 2014	December 31, 2013
Marketable securities	$2	$—
Employee benefit plans	(172)	(173)
Interest rate derivatives	(11)	(10)
Total	$(181)	$(183)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three months ended March 31, 2014 and 2013, anti-dilutive shares excluded from the calculation of EPS were not material.

NOTE 10. OPERATING SEGMENT INFORMATION

Air Group has two operating airlines - Alaska Airlines and Horizon Air. Each is a regulated airline with separate management teams primarily in operational roles. Horizon sells 100% of its capacity to Alaska under a CPA, which is eliminated upon consolidation. In addition, Alaska has CPAs with SkyWest to fly certain routes and PenAir to fly one route in the state of Alaska. The Company attributes revenue between Mainline and Regional based on the coupon fare in effect on the date of issuance relative to the origin and destination of each flight segment. To manage the two operating airlines and the revenues and expenses associated with the CPAs, management views the business in three operating segments.
Alaska Mainline - Flying Boeing 737 jets and all associated revenues and costs.
Alaska Regional - Alaska's CPAs with Horizon, SkyWest and PenAir. In this segment, Alaska Regional records actual on-board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under the respective CPAs. Additionally, Alaska Regional includes an allocation of corporate overhead such as IT, finance, and other administrative costs incurred by Alaska on behalf of Horizon.
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

	Three Months Ended March 31, 2014
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$854	$—	$—	$—	$854	$—	$854
Regional	—	186	—	—	186	—	186
Total passenger revenues	854	186	—	—	1,040	—	1,040
CPA revenues	—	—	91	(91)	—	—	—
Freight and mail	23	1	—	—	24	—	24
Other - net	140	17	1	—	158	—	158
Total operating revenues	1,017	204	92	(91)	1,222	—	1,222

Operating expenses
Operating expenses, excluding fuel	576	151	86	(90)	723	—	723
Economic fuel	318	48	—	—	366	(8)	358
Total operating expenses	894	199	86	(90)	1,089	(8)	1,081

Nonoperating income (expense)
Interest income	5	—	—	—	5	—	5
Interest expense	(8)	—	(4)	—	(12)	—	(12)
Other	18	(1)	1	—	18	—	18
	15	(1)	(3)	—	11	—	11
Income (loss) before income tax	$138	$4	$3	$(1)	$144	$8	$152

	Three Months Ended March 31, 2013
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$796	$—	$—	$—	$796	$—	$796
Regional	—	182	—	—	182	—	182
Total passenger revenues	796	182	—	—	978	—	978
CPA revenues	—	—	94	(94)	—	—	—
Freight and mail	25	1	—	—	26	—	26
Other - net	113	14	2	—	129	—	129
Total operating revenues	934	197	96	(94)	1,133	—	1,133

Operating expenses
Operating expenses, excluding fuel	547	147	89	(95)	688	—	688
Economic fuel	323	46	—	—	369	12	381
Total operating expenses	870	193	89	(95)	1,057	12	1,069

Nonoperating income (expense)
Interest income	4	—	—	—	4	—	4
Interest expense	(11)	—	(3)	(2)	(16)	—	(16)
Other	6	—	—	1	7	—	7
	(1)	—	(3)	(1)	(5)	—	(5)
Income (loss) before income tax	$63	$4	$4	$—	$71	$(12)	$59

(a)	The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain charges.

(b)	Includes mark-to-market fuel-hedge accounting charges.

Total assets were as follows (in millions):

	March 31, 2014	December 31, 2013
Alaska(a)	$6,124	$5,832
Horizon	849	840
Parent company	2,913	2,762
Elimination of inter-company accounts	(3,825)	(3,596)
Consolidated	$6,061	$5,838

(a)	There are no assets associated with purchased capacity flying at Alaska.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our segment operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. This overview summarizes the MD&A, which includes the following sections:

•	First Quarter Review—highlights from the first quarter of 2014 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three months ended March 31, 2014. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line-item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2014.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

FIRST QUARTER REVIEW

Our consolidated pretax income was $152 million during the first quarter of 2014, compared to $59 million in the first quarter of 2013. The increase of $93 million was mainly due to increased revenues of $89 million, decreased aircraft fuel expense of $23 million, and non-operating income of $11 million in the current period compared to non-operating expense of $5 million in the prior period. These improvements were partially offset by increased non-fuel operating expenses of $35 million. The increase in revenue was primarily due to due to a 4.1% increase in traffic and 2.2% higher ticket yields.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the first quarter, both Alaska and Horizon continued their strong on-time performance, reporting that 87.1% and 84.7% of their flights arrived on time, respectively. For the twelve months ended February 2014, Alaska maintained its ranking as the top carrier among the nine largest U.S. airlines for on-time performance, according to the U.S. Department of Transportation.

Update on Labor Negotiations

In February 2014, Alaska Airlines' flight attendants, represented by the Association of Flight Attendants (AFA), rejected a tentative five-year agreement. The current agreement was amendable in May 2012 and we have been in negotiations with the AFA since November 2011. We expect to reopen negotiations through mediation in May 2014.

In April 2014, Alaska Airlines' clerical, office, and passenger service employees (COPS), represented by the International Association of Machinist and Aerospace Workers (IAM), ratified a new five-year contract. The contract was approved by 62% of those who voted and included pay increases and improved productivity commitments.

In April 2014, Horizon Air's dispatchers, represented by the Transport Workers Union (TWU), ratified a new four-year contract. The contract was approved by 82% of those who voted.

New Markets

During the first quarter of 2014 we began Q400 service from Anchorage to Fairbanks and Kodiak in the state of Alaska. We have also recently announced Mainline service to New Orleans, Tampa, Detroit, Baltimore, and Albuquerque from Seattle, as well as Regional service to Kalispell from Portland. Additionally, we will begin seasonal nonstop service between Seattle and Cancun, Mexico, pending approval by the U.S. Department of Transportation and the Mexico Dirección General de Aeronáutica Civil.

Capital Allocation

During the first quarter of 2014, we paid cash dividends of $17 million and we repurchased 352,851 shares of our common stock for $30 million under the $250 million repurchase program authorized by our Board of Directors in September 2012. We expect the repurchase program to be completed in 2014. Since 2007, we have repurchased 21 million shares of common stock under such programs for $433 million for an average price of $20 per share. During the month of April, we repurchased 97,282 shares of our common stock for $9 million, resulting in 68,718,515 shares outstanding at April 30, 2014. For 2014, we expect to deploy at least $350 million through a combination of dividends and share repurchases.

Outlook

Our April load factor was flat, compared to April 2013, and our advance bookings suggest our load factors for May and June will be flat and up a point, respectively, compared to the same periods in 2013. This is on an expected ~ 4.5% increase in capacity for the second quarter. In addition to our own capacity growth, competitive capacity is expected to be up 8% in the second quarter, which will pressure yields and load factors. Throughout 2014, current airline schedules indicate that competitive capacity will be up 7% and 8% for the third and fourth quarters, respectively. The largest competitive capacity is coming from Delta Air Lines, which is much larger than our company and has considerable financial resources. Delta is expected to have approximately 150 daily competing flights in and out of Seattle by the end of 2014, compared to 64 as of March 31, 2014. We believe we are well positioned to compete against these incursions because of our low cost structure, award-winning service, loyal customer base, and our ability to redeploy capacity effectively in order to match demand and optimize revenue. We currently expect our unit costs to be higher in the second quarter compared to 2013, and are now targeting flat unit costs for the full year of 2014 compared to 2013.

Our current expectations for capacity and CASM excluding fuel and special items are summarized below:

	Forecast Q2 2014	Change Y-O-Y	Forecast Full Year 2014	Change Y-O-Y
Consolidated:
ASMs (000,000) "capacity"	8,925 - 8,975	~ 4.5%	35,600 - 36,100	~ 6.5%
CASM excluding fuel (cents)	8.41¢ - 8.46¢	~ 1.5%	8.43¢ - 8.48¢	~ flat

Mainline:
ASMs (000,000) "capacity"	8,025 - 8,075	~ 4%	32,000 - 32,500	~ 6%
CASM excluding fuel (cents)	7.46¢ - 7.51¢	~ 2%	7.53¢ - 7.58¢	~ flat

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Our consolidated net income for the first quarter of 2014 was $94 million, or $1.35 per diluted share, compared to net income of $37 million, or $0.51 per diluted share, in the first quarter of 2013. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of unrealized mark-to-market adjustments related to our fuel hedge positions. For the first quarter of 2014, we recognized mark-to-market unrealized gains of $8 million ($5 million after tax, or $0.07 per diluted share) compared to unrealized losses of $12 million ($7 million after tax, or $0.11 per diluted share) in the first quarter of 2013.

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

Excluding the impact of mark-to-market fuel hedge adjustments, our adjusted consolidated net income for the first quarter of 2014 was $89 million, or $1.28 per diluted share, compared to an adjusted consolidated net income of $44 million, or $0.62 per diluted share, in the first quarter of 2013.

	Three Months Ended March 31,
	2014		2013
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$94	$1.35	$37	$0.51
Mark-to-market fuel hedge adjustments, net of tax	(5)	(0.07)	7	0.11
Non-GAAP adjusted income and per-share amounts	$89	$1.28	$44	$0.62

Our operating costs per ASM are summarized below:

	Three Months Ended March 31,
(in cents)	2014		2013		% Change
Consolidated:
CASM	12.94	¢	13.39	¢	(3.4)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.28		4.77		(10.3)
CASM excluding fuel	8.66	¢	8.62	¢	0.5

Mainline:
CASM	11.82	¢	12.24	¢	(3.4)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.14		4.65		(11.0)
CASM excluding fuel	7.68	¢	7.59	¢	1.2

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which is a non-GAAP measure.

	Three Months Ended March 31,
	2014	2013	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	6,649	6,346	4.8%
Revenue passenger miles (RPM) (000,000) "traffic"	7,078	6,796	4.1%
Available seat miles (ASM) (000,000) "capacity"	8,352	7,983	4.6%
Load factor	84.7%	85.1%	(0.4) pts
Yield	14.70¢	14.38¢	2.2%
Passenger revenue per ASM (PRASM)	12.45¢	12.24¢	1.7%
Revenue per ASM (RASM)	14.64¢	14.19¢	3.2%
Operating expense per ASM (CASM) excluding fuel(b)	8.66¢	8.62¢	0.5%
Economic fuel cost per gallon(b)	$3.32	$3.48	(4.6%)
Fuel gallons (000,000)	110	106	3.8%
Average number of full-time equivalent employees (FTEs)	12,386	12,013	3.1%

Mainline Operating Statistics:
Revenue passengers (000)	4,737	4,534	4.5%
RPMs (000,000) "traffic"	6,402	6,172	3.7%
ASMs (000,000) "capacity"	7,495	7,203	4.1%
Load factor	85.4%	85.7%	(0.3) pts
Yield	13.34¢	12.90¢	3.4%
PRASM	11.40¢	11.05¢	3.2%
RASM	13.57¢	12.97¢	4.6%
CASM excluding fuel(b)	7.68¢	7.59¢	1.2%
Economic fuel cost per gallon(b)	$3.32	$3.47	(4.3%)
Fuel gallons (000,000)	96	93	3.2%
Average number of FTEs	9,591	9,351	2.6%
Aircraft utilization	10.2	10.6	(3.8%)
Average aircraft stage length	1,201	1,203	(0.2%)
Mainline operating fleet at period-end	133	127	6 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	1,912	1,812	5.5%
RPMs (000,000) "traffic"	675	624	8.2%
ASMs (000,000) "capacity"	857	780	9.9%
Load factor	78.8%	80.0%	(1.2 pts)
Yield	27.53¢	29.09¢	(5.4%)
PRASM	21.69¢	23.27¢	(6.8%)
Operating fleet (Horizon only)	51	48	3 a/c

(a)	Except for FTEs, data includes information related to third-party Regional CPA arrangements.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to Regional CPAs.

OPERATING REVENUES

Total operating revenues increased $89 million, or 8%, during the first quarter of 2014 compared to the same period in 2013. The changes are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2014	2013	% Change
Passenger
Mainline	$854	$796	7
Regional	186	182	2
Total passenger revenue	1,040	978	6
Freight and mail	24	26	(8)
Other - net	158	129	22
Total operating revenues	$1,222	$1,133	8

Passenger Revenue – Mainline

Mainline passenger revenue for the first quarter of 2014 increased by 7% due to a 4.1% increase in capacity and a 3.2% increase in PRASM compared to 2013. The increase in capacity was driven by the annualization of new routes added to expand our service in Seattle, San Diego, Anchorage, and Portland. The increase in PRASM was driven by a 3.4% increase in ticket yield partially offset by a 0.3 point decrease in load factor compared to the prior-year quarter. Displaced passengers from other airlines due to irregular weather and revenue allocated from Regional increased PRASM by approximately 1%.

Passenger Revenue – Regional

Regional passenger revenue increased by $4 million, or 2%, compared to the first quarter of 2013, due to a 9.9% increase in capacity, partially offset by a 6.8% decrease in PRASM. The decrease in PRASM is due to a decrease in yield of 5.4%, and a decrease in load factor of 1.2 points. The decline in yield was driven mostly by a change in revenue allocation between Mainline and Regional service because of certain industry pricing changes. Additionally, the average trip length for our Regional flights increased 2.9%, which also put downward pressure on yields.

Other – Net

Other - net revenue increased $29 million, or 22%, from the first quarter of 2013. Mileage plan revenue increased $19 million compared to the first quarter of 2013, due to an increase in miles sold, an increase in cash received per mile, and an increase in the percentage of cash proceeds allocated to the marketing deliverables under the affinity card agreement, which was modified in July 2013. Additionally, bags fees and ticket change fees are up 19% and 11%, respectively, due to changes in our fee structure that took effect in November 2013.

OPERATING EXPENSES

Total operating expenses increased $12 million, or 1%, compared to the first quarter of 2013. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,
(in millions)	2014	2013	% Change
Fuel expense	$358	$381	(6)
Non-fuel expenses	723	688	5
Total Operating Expenses	$1,081	$1,069	1

Significant operating expense variances from 2013 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first quarter of 2014 by $8 million.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended March 31,
(in millions)	2014	2013	% Change
Wages	$209	$192	9
Pension - Defined benefit plans	2	13	(85)
Defined contribution plans	13	11	18
Medical and other benefits	33	33	—
Payroll taxes	15	15	—
Total wages and benefits	$272	$264	3

Wages increased 9% with a 3.1% increase in FTEs. The annualization of the new agreement ratified by Alaska Pilot's in July 2013 and the Alaska COPS contract that was ratified in April 2014, and effective January 1, 2014, led to increased wage rates, while FTEs increased across most work groups compared to the prior year due to flight activity growth. Additionally, late last year we started converting one of our work groups from contractors to employees.

Pension expense decreased 85%, compared to the same period in the prior year. The decline is largely due to the improved funded status of the plan and the freezing of plan benefits for our non-union employees beginning January 1, 2014.

Variable Incentive Pay

Variable incentive pay increased $4 million, or 19% compared to 2013. With our first quarter results, we are exceeding our incentive plan financial goals by more than we were at this time last year.

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

Aircraft fuel expense decreased $23 million, or 6% compared to 2013. The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
	2014		2013
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$348	$3.16	$357	$3.37
(Gains) losses on settled hedges	18	0.16	12	0.11
Consolidated economic fuel expense	366	3.32	369	3.48
Mark-to-market fuel hedge adjustments	(8)	(0.07)	12	0.11
GAAP fuel expense	$358	$3.25	$381	$3.59
Fuel gallons	110		106

The raw fuel price per gallon decreased 6.2% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first quarter of 2014 was due to a 38.9% decrease in refining margins, partially offset by higher crude oil prices of 4.4%, as compared to the prior year.

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

We recognized losses of $18 million for hedges that settled during the first quarter of 2014, compared to losses of $12 million in 2013.  These amounts represent the net cash paid including the premium expense recognized for those hedges.

Aircraft Maintenance

Aircraft maintenance expense decreased by $15 million, or 23%, compared to the first quarter of 2013. In the prior year, we incurred impairment charges of $6 million as we modified one of our power-by-the-hour (PBH) contracts and removed 12 B737 engines from the contract. Additionally, during the first quarter of 2014 our Q400 fleet had seven fewer engine events than in the same period of the prior year.

Landing Fees and Other Rentals

Landing fees and other rentals increased $9 million, or 15%, compared to the first quarter of 2013. The increase is primarily due to increase in rates and volumes at Seattle, Los Angeles, Portland, and San Diego airports.

Contracted Services

Contracted services expense increased $7 million, or 13% , compared to the first quarter of 2013. The increase is primarily due to an increase in CPA flying by SkyWest, as well as higher ramp handling costs.

Selling Expenses

Selling expenses increased $8 million, or 21%, compared to the first quarter of 2013. The increase is due to increased promotional and advertising activity most notably in the Seattle area, and increased credit card expense associated with increased revenues.

Other Operating Expenses

Other operating expenses increased $14 million, or 21%, compared to the first quarter of 2013. The increase is due to additional professional services, IT costs, and property taxes. The additional professional services and software licenses are due to system modernization initiatives, while the increase in property taxes are due in part to our increased capital investments.

NONOPERATING INCOME (EXPENSE)

In the current year, we generated nonoperating income of $11 million compared to an expense of $5 million in the prior year period. In the current year, we recognized a gain from the sale of equity securities in an in-flight entertainment provider and stock received in connection with a bankruptcy claim. Additionally, our interest expense is $4 million lower due to lower average debt levels.

We are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Three Months Ended March 31,
	2014	2013	2014		2013		Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$272	$264	3.26	¢	3.31	¢	(1.5)%
Variable incentive pay	25	21	0.30		0.26		15.4%
Aircraft maintenance	51	66	0.61		0.83		(26.5)%
Aircraft rent	28	30	0.34		0.38		(10.5)%
Landing fees and other rentals	69	60	0.83		0.75		10.7%
Contracted services	60	53	0.72		0.66		9.1%
Selling expenses	46	38	0.55		0.48		14.6%
Depreciation and amortization	70	69	0.84		0.86		(2.3)%
Food and beverage service	21	20	0.25		0.25		—%
Other	81	67	0.96		0.84		14.3%
Non-fuel Expenses	$723	$688	8.66	¢	8.62	¢	0.4%

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $138 million in the first quarter of 2014 compared to $63 million in the first quarter of 2013. The $58 million increase in Mainline passenger revenue is described previously. Mainline operating expense excluding fuel increased by $29 million to $576 million in 2014 driven mainly by increased spending on IT infrastructure, increased advertising spending in the Seattle market, as well as increased landing fees and airport rents in Seattle, Los Angeles, Portland, and San Diego, partially offset by lower maintenance expenses. Economic fuel cost decreased due to lower raw fuel costs, partially offset by 3.2% increase in consumption and losses on settled hedges.

Alaska Regional

Pretax profit for Alaska Regional of $4 million in the first quarter of 2014 is consistent with the first quarter of 2013. The increased regional revenue was offset by higher expenses to support additional capacity.

Horizon

Pretax profit for Horizon was $3 million in the first quarter of 2014 compared to $4 million in the first quarter of 2013. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) decreased due to lower reimbursable maintenance expenses. The $3 million decrease in Horizon's non-fuel operating expenses was driven largely by fewer engine maintenance events.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.4 billion, which represents 32% of trailing 12 months revenue, and our expected cash from operations;

•	Our 66 unencumbered aircraft as of March 31, 2014, in our operating fleet that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities, with no outstanding borrowings.

During the first three months of 2014, we purchased four B737-900ER aircraft with cash on hand and made debt payments totaling $37 million. In addition, we continued to return capital to our shareholders by paying $17 million in quarterly dividends and repurchasing $30 million of our common stock.

In our cash and marketable securities portfolio, we invest only in securities that meet our overall investment policy of maintaining and securing investment principal. Our investment portfolio is managed by reputable firms that adhere to our investment policy that sets forth certain objectives, approved and prohibited investments, and duration and credit quality guidelines. Our policy and the portfolio managers are continually reviewed to ensure that the investments align with our strategy.

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	March 31, 2014	December 31, 2013	Change
Cash and marketable securities	$1,420	$1,330	6.8%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue	32%	31%	1 pts
Long-term debt, net of current portion	$721	$754	(4.4)%
Shareholders’ equity	$2,095	$2,029	3.3%
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	32%:68%	35%:65%	(3) pts

(a)	Calculated using the present value of remaining aircraft lease payments.

Given our strong financial condition, we will continue to evaluate our cash flows from operations, reinvest in the business, and allocate capital to our shareholders, while maintaining a strong liquidity position.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first three months of 2014, net cash provided by operating activities was $242 million, compared to $212 million during the same period in 2013. The $30 million increase was primarily attributable to an increase in cash flows from passenger revenues, an increase in our advance ticket sales, and more miles sold under our mileage plan program, partially offset by increased operating expenses to support 4.6% more flying. In addition, we paid $84 million in performance based pay (PBP) during the quarter compared to $74 million last year.

We typically generate positive cash flows from operations and expect to use that cash flow to buy airplanes and capital equipment, make normal debt payments, and to return capital to shareholders through share repurchases and dividends.

Cash Used in Investing Activities

Cash used in investing activities was $164 million during the first three months of 2014, compared to $151 million during the same period of 2013. Our capital expenditures were $93 million in the first three months of 2014, due to the delivery of four 900ER aircraft and $9 million used in our cabin improvement project. As of March 31, 2014, we have upgraded 9 aircraft with new Recaro seats and power at every seat.

The table below reflects the full-year expectation for total capital expenditures and the additional expenditures if options were exercised. These options will be exercised only if we believe return on invested capital targets can be met.

(in millions)	2014	2015	2016	2017
Aircraft and aircraft purchase deposits - firm	$290	$335	$270	$330
Replacement options expected to be exercised	10	75	60	—
Other flight equipment	125	35	35	25
Other property and equipment	105	80	75	75
Total property and equipment additions	$530	$525	$440	$430
Other aircraft and aircraft deposits, if exercised(a)	$25	$195	$250	$300

(a)	We have options to acquire 62 B737 aircraft with deliveries in 2016 through 2024, and options to acquire seven Q400 aircraft with deliveries in 2015 to 2018.

Cash Used by Financing Activities

Net cash used by financing activities was $68 million during the first three months of 2014 compared to $88 million during the same period in 2013. During the first three months of 2014 we made debt payments of $37 million, stock repurchases of $30 million, and a dividend payment of $17 million.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

As of March 31, 2014, we have firm orders to purchase 65 aircraft. We also have options to acquire 62 additional B737s and options to acquire seven Q400s.

The following table summarizes expected fleet activity by year:

	Actual Fleet Count		Expected Fleet Activity(a)
Aircraft	Dec 31, 2013	Mar 31, 2014	Remaining 2014	Dec 31, 2014	2015 Changes	Dec 31, 2015
737 Freighters & Combis	6	6	—	6	—	6
737 Passenger Aircraft	125	127	1	128	1	129
Total Mainline Fleet	131	133	1	134	1	135
Q400	51	51	—	51	—	51
Total	182	184	1	185	1	186

(a)	Expected fleet activity includes aircraft deliveries, net of planned retirements and lease returns.

For future firm orders and if we exercise our options for additional deliveries, we may finance the aircraft through internally generated cash, long-term debt, or lease arrangements.

Future Fuel Hedge Positions

We use call options for crude oil futures and swap agreements for jet fuel refining margins to hedge against price volatility of future jet fuel consumption. We have refining margin swaps in place for approximately 50% of our second quarter 2014 estimated jet fuel purchases at an average price of 57 cents per gallon. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Second Quarter 2014	50%	$103	$8
Third Quarter 2014	50%	$104	$7
Fourth Quarter 2014	40%	$104	$7
Full Year 2014	47%	$104	$8
First Quarter 2015	30%	$104	$6
Second Quarter 2015	22%	$103	$6
Third Quarter 2015	17%	$106	$5
Fourth Quarter 2015	11%	$106	$5
Full Year 2015	20%	$104	$6
First Quarter 2016	6%	$105	$4
Full Year 2016	1%	$105	$4

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we benefit from a decline in crude oil prices, as there is no cash outlay other than the premiums we pay to enter into the contracts.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of March 31, 2014:

(in millions)	Remainder of 2014	2015	2016	2017	2018	Beyond 2018	Total
Current and long-term debt obligations	$80	$113	$111	$116	$147	$267	$834
Operating lease commitments(a)	109	188	157	122	59	183	818
Aircraft purchase commitments	238	369	304	354	429	1,034	2,728
Interest obligations(b)	28	37	32	27	21	23	168
Other obligations(c)	46	54	32	32	14	—	178
Total	$501	$761	$636	$651	$670	$1,507	$4,726

(a)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of March 31, 2014.

(c)
Includes minimum obligations under our long-term power-by-the-hour maintenance agreement and obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the condensed consolidated financial statements for further information.

 Credit Card Agreements

We have agreements with a number of credit card companies to process the sale of tickets and other services. Under these agreements, there are material adverse change clauses that, if triggered, could result in the credit card companies holding back a reserve from our credit card receivables. Under one such agreement, we could be required to maintain a reserve if our credit rating is downgraded to, or below, a rating specified by the agreement or our cash and marketable securities balance falls below $500 million. Under another such agreement, we could be required to maintain a reserve if our cash and marketable securities balance falls below $500 million. We are not currently required to maintain any reserve under these agreements, but if we were, our financial position and liquidity could be materially harmed.

Deferred Income Taxes

For federal income tax purposes, the majority of our assets are fully depreciated over a seven-year life using an accelerated depreciation method or bonus depreciation, if available. For financial reporting purposes, the majority of our assets are depreciated over 15 to 20 years to an estimated salvage value using the straight-line basis. This difference, along with other deferred liabilities and offset by deferred assets, have created a significant deferred tax liability. At some point in the future the depreciation basis will reverse, potentially resulting in an increase in income taxes paid.

Taxable income and cash taxes payable in the short term are impacted by many items, including the amount of book income generated (which can be volatile depending on revenue and fuel prices), availability of "bonus depreciation", and other legislative changes that are out of our control. We believe that we have the liquidity to make our future tax payments.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates for the three months ended March 31, 2014. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting is based on the 1992 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). We will begin migrating to the 2013 COSO Framework in the second quarter of 2014.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. However, you should carefully consider the factors discussed in such section of our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
January 1, 2014 - January 31, 2014	72,170	$76.95	72,170
February 1, 2014 - February 28, 2014	143,677	81.40	143,677
March 1, 2014 - March 31, 2014	137,004	89.67	137,004
Total	352,851	$83.70	352,851

The shares were purchased pursuant to a $250 million repurchase plan authorized by the Board of Directors in September 2012. The plan has no expiration date, but is expected to be completed in 2014.

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

ALASKA AIR GROUP, INC.

/s/ BRANDON S. PEDERSEN
Brandon S. Pedersen
Vice President/Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

May 9, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	PBP Plan Amended 2-11-2014
10.2	2014 PBP Plan Annex
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document