Form 10-Q
period 2014-06-30
ALASKA AIR GROUP, INC.
filed 2014-08-06
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The registrant has 134,882,465 common shares, par value $0.01, outstanding at July 31, 2014.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$22	$80
Marketable securities	1,488	1,250
Total cash and marketable securities	1,510	1,330
Receivables - net	203	152
Inventories and supplies - net	61	60
Deferred income taxes	112	113
Prepaid expenses and other current assets	134	107
Total Current Assets	2,020	1,762

Property and Equipment
Aircraft and other flight equipment	4,993	4,677
Other property and equipment	867	838
Deposits for future flight equipment	431	446
	6,291	5,961
Less accumulated depreciation and amortization	2,189	2,068
Total Property and Equipment - Net	4,102	3,893

Other Assets	192	183

Total Assets	$6,314	$5,838

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	June 30, 2014	December 31, 2013
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$71	$64
Accrued wages, vacation and payroll taxes	166	211
Other accrued liabilities	706	624
Air traffic liability	807	564
Current portion of long-term debt	114	117
Total Current Liabilities	1,864	1,580

Long-Term Debt, Net of Current Portion	745	754
Other Liabilities and Credits
Deferred income taxes	725	709
Deferred revenue	342	335
Obligation for pension and postretirement medical benefits	123	123
Other liabilities	315	308
	1,505	1,475
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 200,000,000 shares, Issued: 2014 - 136,845,596 shares; 2013 - 137,533,382 shares, Outstanding: 2014 - 136,738,034; 2013 - 137,491,906	1	1
Capital in excess of par value	551	606
Treasury stock (common), at cost: 2014 - 107,562 shares; 2013 - 41,476 shares	(5)	(2)
Accumulated other comprehensive loss	(178)	(183)
Retained earnings	1,831	1,607
	2,200	2,029
Total Liabilities and Shareholders' Equity	$6,314	$5,838

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Operating Revenues
Passenger
Mainline	$974	$896	$1,828	$1,692
Regional	200	192	386	374
Total passenger revenue	1,174	1,088	2,214	2,066
Freight and mail	32	30	56	56
Other - net	169	138	327	268
Total Operating Revenues	1,375	1,256	2,597	2,390

Operating Expenses
Wages and benefits	281	258	553	522
Variable incentive pay	29	21	54	42
Aircraft fuel, including hedging gains and losses	360	372	718	753
Aircraft maintenance	57	67	108	133
Aircraft rent	29	30	57	59
Landing fees and other rentals	64	75	133	136
Contracted services	62	54	122	107
Selling expenses	53	51	99	89
Depreciation and amortization	73	68	143	136
Food and beverage service	23	21	44	41
Other	81	65	161	133
Total Operating Expenses	1,112	1,082	2,192	2,151
Operating Income	263	174	405	239

Nonoperating Income (Expense)
Interest income	5	4	10	9
Interest expense	(12)	(14)	(25)	(29)
Interest capitalized	4	5	9	9
Other - net	5	—	18	1
	2	(5)	12	(10)
Income before income tax	265	169	417	229
Income tax expense	100	65	158	88
Net Income	$165	$104	$259	$141

Basic Earnings Per Share:	$1.20	$0.75	$1.88	$1.00
Diluted Earnings Per Share:	$1.19	$0.74	$1.86	$0.99

Shares used for computation:
Basic	137.274	140.504	137.304	140.683
Diluted	138.711	142.319	138.776	142.594

Cash dividend declared per share:	$0.125	—	$0.250	—

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013

Net Income	$165	$104	$259	$141

Other comprehensive income (loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	4	(11)	7	(12)
Reclassification of (gains) losses into Other-net nonoperating income (expense)	(1)	(1)	(1)	(2)
Income tax effect	(1)	4	(2)	5
Total	2	(8)	4	(9)

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits	3	11	5	21
Income tax effect	(1)	(3)	(2)	(7)
Total	2	8	3	14

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	(2)	7	(5)	10
Reclassification of (gains) losses into Aircraft rent	1	2	3	3
Income tax effect	—	(4)	—	(6)
Total	(1)	5	(2)	7

Other comprehensive income	3	5	5	12

Comprehensive income	$168	$109	$264	$153

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$259	$141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	136
Stock-based compensation and other	21	17
Changes in certain assets and liabilities:
Changes in deferred income taxes	14	16
Increase in air traffic liability	243	190
Increase (decrease) in deferred revenue	7	12
Other - net	(52)	80
Net cash provided by operating activities	635	592

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(255)	(233)
Other flight equipment	(60)	(12)
Other property and equipment	(35)	(13)
Total property and equipment additions	(350)	(258)
Purchases of marketable securities	(628)	(720)
Sales and maturities of marketable securities	398	465
Proceeds from disposition of assets and changes in restricted deposits	(2)	1
Net cash used in investing activities	(582)	(512)

Cash flows from financing activities:
Proceeds from issuance of debt	51	—
Long-term debt payments	(64)	(109)
Common stock repurchases	(83)	(51)
Dividends paid	(34)	—
Other financing activities	19	15
Net cash used in financing activities	(111)	(145)
Net increase/(decrease) in cash and cash equivalents	(58)	(65)
Cash and cash equivalents at beginning of year	80	122
Cash and cash equivalents at end of the period	$22	$57

Supplemental disclosure:
Cash paid during the period for:
Interest (net of amount capitalized)	$16	$21
Income taxes	93	6
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of June 30, 2014, as well as the results of operations for the three and six months ended June 30, 2014 and 2013. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and six months ended June 30, 2014, are not necessarily indicative of operating results for the entire year.

Certain reclassifications, such as changes in our equity structure, have been made to prior year financial statements to conform with classifications used in the current year.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

June 30, 2014	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$2	$—	$—	$2
Cash equivalents	20	—	—	20
Cash and cash equivalents	22	—	—	22
U.S. government and agency securities	289	1	(1)	289
Foreign government bonds	17	—	—	17
Asset-backed securities	186	—	—	186
Mortgage-backed securities	171	1	(1)	171
Corporate notes and bonds	794	6	—	800
Municipal securities	25	—	—	25
Marketable securities	1,482	8	(2)	1,488
Total	$1,504	$8	$(2)	$1,510

December 31, 2013	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$9	$—	$—	$9
Cash equivalents	71	—	—	71
Cash and cash equivalents	80	—	—	80
U.S. government and agency securities	295	1	(2)	294
Foreign government bonds	11	—	—	11
Asset-backed securities	146	—	—	146
Mortgage-backed securities	144	1	(2)	143
Corporate notes and bonds	628	4	(2)	630
Municipal securities	26	—	—	26
Marketable securities	1,250	6	(6)	1,250
Total	$1,330	$6	$(6)	$1,330

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2014.

Activity for marketable securities (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales and maturities	$171	$226	$398	$465
Gross realized gains	1	1	2	3
Gross realized losses	—	—	(1)	(1)

Maturities for marketable securities (in millions):

June 30, 2014	Cost Basis	Fair Value
Due in one year or less	$205	$205
Due after one year through five years	1,270	1,276
Due after five years through 10 years	7	7
Total	$1,482	$1,488

NOTE 3. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil and historically entered into swap agreements for jet fuel refining margins. Effective in July 2014, the Company no longer enters into refining margin swap agreements.

As of June 30, 2014, the Company had outstanding fuel hedge contracts covering 245 million gallons of crude oil that will be settled from July 2014 to March 2016. Refer to the contractual obligations and commitments section of Item 2 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	June 30, 2014	December 31, 2013
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$15	$12
Fuel hedge contracts, noncurrent assets	2	4
Fuel hedge contracts, current liabilities	(1)	—

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(6)	(7)
Other liabilities	(13)	(10)
Losses in accumulated other comprehensive loss (AOCL)	(19)	(17)

The net cash received (paid) for new positions and settlements was $1 million and $(9) million during the three months ended June 30, 2014 and 2013, respectively. The net cash received (paid) for new positions and settlements was $(6) million and $(9) million during the six months ended June 30, 2014 and 2013, respectively.

Pretax effect of derivative instruments on earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in aircraft fuel expense	$5	$(25)	$(6)	$(49)

Derivative Instruments Designated as Hedges
Interest rate swaps
Losses recognized in aircraft rent	(1)	(2)	(3)	(3)
Gains (losses) recognized in other comprehensive income (OCI)	(2)	7	(5)	10

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

Credit Risk and Collateral

The Company is exposed to credit losses in the event of nonperformance by counterparties to these derivative instruments. To mitigate exposure, the Company periodically evaluates the counterparties' potential risk of nonperformance by monitoring the absolute exposure levels and credit ratings. The Company maintains security agreements with a number of its counterparties which may require the Company to post collateral if the fair value of the selected derivative instruments fall below specified mark-to-market thresholds. The posted collateral does not offset the fair value of the derivative instruments and is included in "Prepaid expenses and other current assets" on the consolidated balance sheet.

The Company posted collateral of $7 million and $7 million as of June 30, 2014 and December 31, 2013, respectively. The collateral was provided to one counterparty associated with the net liability position of the interest rate swap agreements, offset by the net asset position of the fuel hedge contracts under a master netting arrangement.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

June 30, 2014	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$289	$—	$289
Foreign government bonds	—	17	17
Asset-backed securities	—	186	186
Mortgage-backed securities	—	171	171
Corporate notes and bonds	—	800	800
Municipal securities	—	25	25
Derivative instruments
Fuel hedge call options	—	17	17

Liabilities
Derivative instruments
Fuel hedge swaps	—	(1)	(1)
Interest rate swap agreements	—	(19)	(19)

December 31, 2013	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$294	$—	$294
Foreign government bonds	—	11	11
Asset-backed securities	—	146	146
Mortgage-backed securities	—	143	143
Corporate notes and bonds	—	630	630
Municipal securities	—	26	26
Derivative instruments
Fuel hedge call options	—	16	16

Liabilities
Derivative instruments
Fuel hedge swaps	—	—	—
Interest rate swap agreements	—	(17)	(17)

The Company uses the market and income approach to determine the fair value of marketable securities. U.S. government securities are Level 1 as the fair value is based on quoted prices in active markets. Foreign government bonds, asset-backed securities, mortgage-backed securities, corporate notes and bonds, and municipal securities are Level 2 as the fair value is based on industry standard valuation models that are calculated based on observable inputs such as quoted interest rates, yield curves, credit ratings of the security and other observable market information.

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

The Company has no financial assets that are measured at fair value on a nonrecurring basis at June 30, 2014.

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

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	June 30, 2014	December 31, 2013
Carrying amount	$659	$703
Fair value	713	762

NOTE 5. MILEAGE PLAN

Alaska's Mileage Plan liabilities and deferrals on the consolidated balance sheets (in millions):

	June 30, 2014	December 31, 2013
Current Liabilities:
Other accrued liabilities	$340	$314
Other Liabilities and Credits:
Deferred revenue	333	323
Other liabilities	20	19
Total	$693	$656

Alaska's Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Passenger revenues	$62	$50	$118	$96
Other - net revenues	73	56	146	110
Total	$135	$106	$264	$206

NOTE 6. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	June 30, 2014	December 31, 2013
Fixed-rate notes payable due through 2024	$660	$703
Variable-rate notes payable due through 2025	199	168
Long-term debt	859	871
Less current portion	114	117
Total	$745	$754

Weighted-average fixed-interest rate	5.7%	5.7%
Weighted-average variable-interest rate	1.6%	1.7%

During the six months ended June 30, 2014, the Company made debt payments of $64 million. In addition, the company financed $51 million for the three Q400's that were delivered in Q4 2013.

At June 30, 2014, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2014	$56
2015	117
2016	115
2017	121
2018	151
Thereafter	299
Total	$859

Bank Lines of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in August 2015, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at June 30, 2014.

NOTE 7. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs recognized included the following components for the three months ended June 30, 2014 (in millions):

	Three Months Ended June 30,
	Qualified		Nonqualified		Postretirement Medical
	2014	2013	2014	2013	2014	2013
Service cost	$8	$12	$—	$1	$—	$1
Interest cost	20	18	1	—	1	1
Expected return on assets	(29)	(28)	—	—	—	—
Amortization of prior service cost	(1)	—	—	—	—	—
Recognized actuarial loss (gain)	4	11	—	—	—	—
Total	$2	$13	$1	$1	$1	$2

Net periodic benefit costs recognized included the following components for the six months ended June 30, 2014 (in millions):

	Six Months Ended June 30,
	Qualified		Nonqualified		Postretirement Medical
	2014	2013	2014	2013	2014	2013
Service cost	16	23	—	1	1	2
Interest cost	40	36	1	1	2	2
Expected return on assets	(58)	(55)	—	—	—	—
Amortization of prior service cost	(1)	—	—	—	—	—
Recognized actuarial loss	7	21	—	—	(1)	—
Total	4	25	1	2	2	4

NOTE 8. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

June 30, 2014	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements	Engine Maintenance
Remainder of 2014	$26	$47	$149	$25	$5
2015	103	89	423	44	10
2016	82	86	359	32	—
2017	52	83	382	32	—
2018	36	36	430	14	—
Thereafter	43	211	1,037	—	—
Total	$342	$552	$2,780	$147	$15

Lease Commitments

At June 30, 2014, the Company had lease contracts for 59 aircraft, which have remaining noncancelable lease terms ranging from 2014 to 2021. Of these aircraft, 16 are non-operating (i.e. not in the Company's fleet) and 14 are subleased to third-party carriers. The majority of airport and terminal facilities are also leased. Rent expense for aircraft and facility leases was $66 million and $83 million for the three months ended June 30, 2014 and 2013, respectively, and $141 million and $153 million for the six months ended June 30, 2014 and 2013, respectively.

Aircraft Commitments

As of June 30, 2014, the Company is committed to purchasing 66 B737 aircraft (29 737-900ER aircraft and 37 737 MAX aircraft), with deliveries in 2014 through 2022. In addition, the Company has options to purchase 58 additional B737 aircraft and seven Q400 aircraft.

Capacity Purchase Agreements (CPAs)

At June 30, 2014, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity to Alaska under a CPA, which is eliminated upon consolidation. In addition, Alaska has CPAs with SkyWest Airlines, Inc. (SkyWest) to fly certain routes and Peninsula Airways, Inc. (PenAir) to fly one route in the state of Alaska. Under these agreements, Alaska pays the third-party carriers an amount which is based on a determination of their cost of operating those flights and other factors. The costs paid by Alaska to Horizon are based on similar data and are intended to approximate market rates for those services. Future payments (excluding those due to Horizon) are based on contractually required minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights, such as fuel.

Engine Maintenance

The Company has a power-by-the-hour (PBH) maintenance agreement for some of the engines equipped on 737-700 and 737-900 aircraft. This agreement transfers risk to a third-party service provider and fixes the amount the Company pays per flight hour in exchange for maintenance and repairs under a predefined maintenance program. Future payments are based on minimum flight hours.

NOTE 9. SHAREHOLDERS' EQUITY

Common Stock Changes

During the second quarter of 2014, shareholders voted to increase the number of authorized shares from 100 million to 200 million shares, reduce the par value of common stock from $1 per share to $0.01 per share, and the Board of Directors declared a two-for-one stock split by means of a stock distribution. The additional shares were distributed on July 9, 2014, to the shareholders of record on June 23, 2014. The stock split increased the Company's outstanding shares from approximately 68.4 million shares to 136.7 million shares as of June 30, 2014. All historical share and per share information has been recast to reflect the changes in the Company's equity structure.

Dividends

During the three months ended June 30, 2014, the Company declared and paid a cash dividend of $0.125 per share, or $17 million. During the six months ended June 30, 2014, the Company declared and paid cash dividends of $0.250 per share, or $34 million.

Common Stock Repurchase

In September 2012, the Board of Directors authorized a $250 million share repurchase program, which was completed in July 2014. In May 2014, the Board of Directors authorized a $650 million share repurchase program, which began immediately after the $250 million program was completed.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2012 Repurchase Program - $250 million	1,108,334	$53	1,089,194	$32	1,814,036	$83	1,835,564	$51

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss), net of tax (in millions):

	June 30, 2014	December 31, 2013
Marketable securities	$4	$—
Employee benefit plans	(170)	(173)
Interest rate derivatives	(12)	(10)
Total	$(178)	$(183)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three and six months ended June 30, 2014 and 2013, anti-dilutive shares excluded from the calculation of EPS were not material.

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

	Three Months Ended June 30, 2014
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$974	$—	$—	$—	$974	$—	$974
Regional	—	200	—	—	200	—	200
Total passenger revenues	974	200	—	—	1,174	—	1,174
CPA revenues	—	—	87	(87)	—	—	—
Freight and mail	31	1	—	—	32	—	32
Other - net	147	20	2	—	169	—	169
Total operating revenues	1,152	221	89	(87)	1,375	—	1,375

Operating expenses
Operating expenses, excluding fuel	602	151	86	(87)	752	—	752
Economic fuel	324	49	—	—	373	(13)	360
Total operating expenses	926	200	86	(87)	1,125	(13)	1,112

Nonoperating income (expense)
Interest income	5	—	—	—	5	—	5
Interest expense	(9)	(1)	(2)	—	(12)	—	(12)
Other	9	1	(1)	—	9	—	9
	5	—	(3)	—	2	—	2
Income (loss) before income tax	$231	$21	$—	$—	$252	$13	$265

	Three Months Ended June 30, 2013
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$896	$—	$—	$—	$896	$—	$896
Regional	—	192	—	—	192	—	192
Total passenger revenues	896	192	—	—	1,088	—	1,088
CPA revenues	—	—	91	(91)	—	—	—
Freight and mail	29	1	—	—	30	—	30
Other - net	120	16	2	—	138	—	138
Total operating revenues	1,045	209	93	(91)	1,256	—	1,256

Operating expenses
Operating expenses, excluding fuel	569	149	84	(92)	710	—	710
Economic fuel	327	44	—	—	371	1	372
Total operating expenses	896	193	84	(92)	1,081	1	1,082

Nonoperating income (expense)
Interest income	4	—	—	—	4	—	4
Interest expense	(9)	—	(4)	(1)	(14)	—	(14)
Other	6	(1)	1	(1)	5	—	5
	1	(1)	(3)	(2)	(5)	—	(5)
Income (loss) before income tax	$150	$15	$6	$(1)	$170	$(1)	$169

	Six Months Ended June 30, 2014
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$1,828	$—	$—	$—	$1,828	$—	$1,828
Regional	—	386	—	—	386	—	386
Total passenger revenues	1,828	386	—	—	2,214	—	2,214
CPA revenues	—	—	178	(178)	—	—	—
Freight and mail	54	2	—	—	56	—	56
Other - net	287	37	3	—	327	—	327
Total operating revenues	2,169	425	181	(178)	2,597	—	2,597

Operating expenses
Operating expenses, excluding fuel	1,178	302	172	(178)	1,474	—	1,474
Economic fuel	642	97	—	—	739	(21)	718
Total operating expenses	1,820	399	172	(178)	2,213	(21)	2,192

Nonoperating income (expense)
Interest income	10	—	—	—	10	—	10
Interest expense	(17)	(1)	(6)	(1)	(25)	—	(25)
Other	27	—	—	—	27	—	27
	20	(1)	(6)	(1)	12	—	12
Income (loss) before income tax	$369	$25	$3	$(1)	$396	$21	$417

	Six Months Ended June 30, 2013
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$1,692	$—	$—	$—	$1,692	$—	$1,692
Regional	—	374	—	—	374	—	374
Total passenger revenues	1,692	374	—	—	2,066	—	2,066
CPA revenues	—	—	186	(186)	—	—	—
Freight and mail	54	2	—	—	56	—	56
Other - net	234	31	3	—	268	—	268
Total operating revenues	1,980	407	189	(186)	2,390	—	2,390

Operating expenses
Operating expenses, excluding fuel	1,116	296	173	(187)	1,398	—	1,398
Economic fuel	650	90	—	—	740	13	753
Total operating expenses	1,766	386	173	(187)	2,138	13	2,151

Nonoperating income (expense)
Interest income	9	—	—	—	9	—	9
Interest expense	(21)	—	(7)	(1)	(29)	—	(29)
Other	11	(1)	1	(1)	10	—	10
	(1)	(1)	(6)	(2)	(10)	—	(10)
Income (loss) before income tax	$213	$20	$10	$(1)	$242	$(13)	$229

(a)	The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain charges.

(b)	Includes mark-to-market fuel-hedge accounting charges.

Total assets were as follows (in millions):

	June 30, 2014	December 31, 2013
Alaska(a)	$6,473	$5,832
Horizon	857	840
Parent company	3,124	2,762
Elimination of inter-company accounts	(4,140)	(3,596)
Consolidated	$6,314	$5,838

(a)	There are no assets associated with purchased capacity flying at Alaska.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our segment operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. This overview summarizes the MD&A, which includes the following sections:

•	Second Quarter Review—highlights from the second quarter of 2014 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and six months ended June 30, 2014. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line-item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2014.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

SECOND QUARTER REVIEW

Our consolidated pretax income was $265 million during the second quarter of 2014, compared to $169 million in the second quarter of 2013. The increase of $96 million was mainly due to increased revenues of $119 million, lower aircraft fuel expense of $12 million, and non-operating income of $2 million in the current period compared to non-operating expense of $5 million in the prior period. These improvements were partially offset by increased non-fuel operating expenses of $42 million.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Accomplishments and Highlights

•	Ranked "Highest in Customer Satisfaction Among Traditional Carriers" in 2014 by J.D. Power for the seventh year in a row.

•	Ranked highest by frequent fliers in the J.D. Power's first-ever Airline Loyalty/Rewards Program Satisfaction Report.

•	Named No. 1 on-time carrier in North America for the fourth year in a row from FlightStats in February 2014.

•	Received Airline Business Magazine's 2014 Airline Strategy Award for Technology, Environment and Operations.

Operations Performance

During the second quarter, both Alaska and Horizon continued their strong on-time performance, reporting that 88.5% and 93.1% of their flights arrived on time, respectively. For the twelve months ended May 2014, Alaska maintained its ranking as the top carrier among the eight largest U.S. airlines for on-time performance, according to the U.S. Department of Transportation.

Update on Labor Negotiations

In April 2014, Alaska Airlines' clerical, office, and passenger service employees (COPS), represented by the International Association of Machinist and Aerospace Workers (IAM), ratified a new five-year contract.

In April 2014, Horizon Air's dispatchers, represented by the Transport Workers Union (TWU), ratified a new four-year contract.

In June 2014, Horizon Air's aircraft technicians and fleet service agents, represented by the International Brotherhood of Teamsters (IBT), ratified a new six-year contract.

Alaska remains in negotiations with its flight attendants, represented by the Association of Flight Attendants (AFA), under the oversight of the National Mediation Board. The contract first became amendable in May 2012 and the parties have been in mediation since July 2013. Under the Railway Labor Act, contracts between airlines and their employees do not expire, but rather become amendable.

New Markets

New routes launched and announced in the second quarter are as follows:

New Non-Stop Routes Launched in Q2	New Non-Stop Routes Announced in Q2 (Launch Dates)
Salt Lake City to Portland, Oregon	Seattle to Baltimore (9/2/2014)
Salt Lake City to San Diego	Seattle to Albuquerque, New Mexico (9/18/2014)
Salt Lake City to Los Angeles	Portland to Los Cabos, Mexico (11/3/2014)*
Salt Lake City to San Jose, California	Portland to Puerto Vallarta (11/4/2014)*
Salt Lake City to Boise, Idaho	Seattle to Cancun (11/6/2014)
Salt Lake City to Las Vegas
Salt Lake City to San Francisco
Portland to Kalispell, Montana
Seattle to New Orleans
Seattle to Tampa, Florida

*	Subject to government approval.

Capital Allocation

During the second quarter of 2014, we paid cash dividends of $17 million and we repurchased 1,108,334 shares of our common stock for $53 million under the $250 million repurchase program authorized by our Board of Directors in September 2012. In May 2014, the Board of Directors authorized a $650 million share repurchase program, which began in July 2014 immediately after the existing $250 million program was completed. Since 2007, we have repurchased 44 million shares of common stock under such programs for $487 million for an average price of $11 per share. During the month of July, we repurchased 1,878,975 shares of our common stock for $87 million, resulting in 134,882,465 shares outstanding at July 31, 2014. For 2014, we expect to deploy at least $350 million through a combination of dividends and share repurchases.

Outlook

We expect our capacity to increase ~ 8% in the third quarter and increase ~ 11% in the fourth quarter. In addition to our own capacity growth, competitive capacity is expected to be up ~ 9% in the third quarter and ~ 12% in the fourth quarter (weighted by the concentration of our own capacity in competitive markets), which will put pressure on our yields and load factors. Furthermore, we have made changes to our network to increase the markets served out of Seattle and to redeploy capacity in order to better match demand and optimize revenue. We believe we are well positioned to compete against these competitive incursions because of our low cost structure, award-winning service, and loyal customer base, among other things. We currently expect our unit costs to be higher in the third quarter compared to 2013, but we are now targeting a ~ 0.5% decrease in unit costs for the full year of 2014 compared to 2013.

Our current expectations for capacity and CASM excluding fuel and special items are summarized below:

	Forecast Q3 2014	Change Y-O-Y	Forecast Full Year 2014	Change Y-O-Y
Consolidated:
ASMs (000,000) "capacity"	9,550 - 9,600	~ 8.0%	36,050 - 36,150	~ 7.0%
CASM excluding fuel (cents)	8.23¢ - 8.28¢	~ 1.0%	8.42¢ - 8.45¢	~ (0.5)%

Mainline:
ASMs (000,000) "capacity"	8,575 - 8,625	~ 7.0%	32,400 - 32,500	~ 6.5%
CASM excluding fuel (cents)	7.42¢ - 7.47¢	~ 1.5%	7.52¢ - 7.55¢	~ flat

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Our consolidated net income for the second quarter of 2014 was $165 million, or $1.19 per diluted share, compared to net income of $104 million, or $0.74 per diluted share, in the second quarter of 2013. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of unrealized mark-to-market adjustments related to our fuel hedge positions. For the second quarter of 2014, we recognized mark-to-market unrealized gains of $13 million ($8 million after tax, or $0.06 per diluted share) compared to unrealized losses of $1 million ($1 million after tax, or $0.00 per diluted share) in the second quarter of 2013.

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

Excluding the impact of mark-to-market fuel hedge adjustments, our adjusted consolidated net income for the second quarter of 2014 was $157 million, or $1.13 per diluted share, compared to an adjusted consolidated net income of $105 million, or $0.74 per diluted share, in the second quarter of 2013.

	Three Months Ended June 30,
	2014		2013
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$165	$1.19	$104	$0.74
Mark-to-market fuel hedge adjustments, net of tax	(8)	(0.06)	1	—
Non-GAAP adjusted income and per-share amounts	$157	$1.13	$105	$0.74

Our operating costs per ASM are summarized below:

	Three Months Ended June 30,
(in cents)	2014		2013		% Change
Consolidated:
CASM	12.37	¢	12.66	¢	(2.3)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.01		4.35		(7.8)
CASM excluding fuel	8.36	¢	8.31	¢	0.6

Mainline:
CASM	11.28	¢	11.58	¢	(2.6)
Less the following components:
Aircraft fuel, including hedging gains and losses	3.84		4.23		(9.2)
CASM excluding fuel	7.44	¢	7.35	¢	1.2

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	7,353	6,980	5.3%	14,002	13,326	5.1%
Revenue passenger miles (RPM) (000,000) "traffic"	7,755	7,385	5.0%	14,832	14,181	4.6%
Available seat miles (ASM) (000,000) "capacity"	8,988	8,547	5.2%	17,341	16,530	4.9%
Load factor	86.3%	86.4%	(0.1) pts	85.5%	85.8%	(0.3) pts
Yield	15.14¢	14.73¢	2.8%	14.93¢	14.56¢	2.5%
Passenger revenue per ASM (PRASM)	13.06¢	12.73¢	2.6%	12.77¢	12.49¢	2.2%
Revenue per ASM (RASM)	15.29¢	14.70¢	4.0%	14.98¢	14.46¢	3.6%
Operating expense per ASM (CASM) excluding fuel(b)	8.36¢	8.31¢	0.6%	8.50¢	8.46¢	0.5%
Economic fuel cost per gallon(b)	$3.20	$3.28	(2.4%)	$3.26	$3.38	(3.6%)
Fuel gallons (000,000)	116	113	2.7%	227	219	3.7%
ASMs per fuel gallons	77.5	75.6	2.5%	76.4	75.5	1.2%
Average number of full-time equivalent employees (FTEs)	12,515	12,059	3.8%	12,451	12,036	3.4%

Mainline Operating Statistics:
Revenue passengers (000)	5,307	5,074	4.6%	10,044	9,608	4.5%
RPMs (000,000) "traffic"	7,029	6,729	4.5%	13,431	12,901	4.1%
ASMs (000,000) "capacity"	8,095	7,743	4.5%	15,590	14,946	4.3%
Load factor	86.8%	86.9%	(0.1) pts	86.2%	86.3%	(0.1) pts
Yield	13.86¢	13.31¢	4.1%	13.61¢	13.11¢	3.8%
PRASM	12.03¢	11.57¢	4.0%	11.73¢	11.32¢	3.6%
RASM	14.24¢	13.50¢	5.5%	13.92¢	13.24¢	5.1%
CASM excluding fuel(b)	7.44¢	7.35¢	1.2%	7.56¢	7.47¢	1.2%
Economic fuel cost per gallon(b)	$3.19	$3.28	(2.7%)	$3.25	$3.37	(3.6%)
Fuel gallons (000,000)	102	100	2.0%	197	193	2.1%
Average number of FTEs	9,767	9,457	3.3%	9,679	9,404	2.9%
Aircraft utilization	10.5	10.9	(3.7%)	10.4	10.7	(2.8%)
Average aircraft stage length	1,181	1,156	2.2%	1,190	1,188	0.2%
Mainline operating fleet at period-end	134	128	6 a/c	134	128	6 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	2,046	1,907	7.3%	3,958	3,718	6.5%
RPMs (000,000) "traffic"	725	656	10.5%	1,401	1,280	9.5%
ASMs (000,000) "capacity"	894	804	11.2%	1,751	1,584	10.5%
Load factor	81.2%	81.6%	(0.4 pts)	80.0%	80.8%	(0.8 pts)
Yield	27.55¢	29.29¢	(5.9%)	27.54¢	29.19¢	(5.7%)
PRASM	22.37¢	23.91¢	(6.4%)	22.04¢	23.60¢	(6.6%)
Operating fleet (Horizon only)	51	48	3 a/c	51	48	3 a/c

(a)	Except for FTEs, data includes information related to third-party Regional CPA arrangements.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to Regional CPAs.

OPERATING REVENUES

Total operating revenues increased $119 million, or 9%, during the second quarter of 2014 compared to the same period in 2013. The changes are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2014	2013	% Change
Passenger
Mainline	$974	$896	9
Regional	200	192	4
Total passenger revenue	1,174	1,088	8
Freight and mail	32	30	7
Other - net	169	138	22
Total operating revenues	$1,375	$1,256	9

Passenger Revenue – Mainline

Mainline passenger revenue for the second quarter of 2014 increased by 9% due to a 4.5% increase in capacity and a 4.0% increase in PRASM compared to 2013. The increase in capacity was driven by the annualization of new routes added to expand our service in Seattle, Anchorage, and Portland. The increase in PRASM was driven by a 4.1% increase in ticket yield partially offset by a 0.1 point decrease in load factor compared to the prior-year quarter. Yields increased due to reallocation of capacity to markets with stronger demand and by a change in revenue allocation between Mainline and Regional service because of certain industry pricing changes. Without the industry change, Mainline yields would have increased by 2.9%.

Passenger Revenue – Regional

Regional passenger revenue increased by $8 million, or 4%, compared to the second quarter of 2013, due to an 11.2% increase in capacity, partially offset by a 6.4% decrease in PRASM. The increase in capacity was driven by the annualization of new routes, and to a lesser extent, by five new routes launched this quarter. The decrease in PRASM is due to a 5.9% decline in yield, and a decrease in load factor of 0.4 points. The decline in yield was driven mostly by a change in revenue allocation between Mainline and Regional service because of certain industry pricing changes. Without the revenue allocation adjustment yield would have decreased 1.8%. Additionally, the average trip length for our Regional flights increased 3.5%, which also puts downward pressure on yields.

Other – Net

Other - net revenue increased $31 million, or 22%, from the second quarter of 2013. Mileage plan revenue increased $17 million compared to the second quarter of 2013, due to an 11% increase in miles sold, and an 8% increase in cash received per mile, and an increase in the percentage of cash proceeds allocated to the marketing deliverables under the affinity card agreement, which was modified in July 2013. Additionally, bags fees and ticket change fees are up 21% and 11%, respectively, due to changes in our fee structure that took effect in November 2013.

OPERATING EXPENSES

Total operating expenses increased $30 million, or 3%, compared to the second quarter of 2013. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
(in millions)	2014	2013	% Change
Fuel expense	$360	$372	(3)
Non-fuel expenses	752	710	6
Total Operating Expenses	$1,112	$1,082	3

Significant operating expense variances from 2013 are more fully described below.

Wages and Benefits

Wages and benefits increased during the second quarter of 2014 by $23 million.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2014	2013	% Change
Wages	$211	$187	13
Pension - Defined benefit plans	2	12	(83)
Defined contribution plans	13	11	18
Medical and other benefits	39	34	15
Payroll taxes	16	14	14
Total wages and benefits	$281	$258	9

Wages increased 13% with a 3.8% increase in FTEs. The primary driver of the increase in wages was annualization of new labor contracts that included higher rates. FTEs increased across most work groups compared to the prior year due to flight activity growth. Additionally, late last year we started replacing many of our contractors in our Information Technology group with employees.

Pension expense decreased 83%, compared to the same period in the prior year. The decline is largely due to the improved funded status of the plan and the freezing of plan benefits for our non-union employees beginning January 1, 2014.

Medical and other benefits increased approximately 15%, primarily due to increased workers compensation activity and rates.

Variable Incentive Pay

Variable incentive pay increased $8 million, or 38% compared to 2013. With our year-to-date results, we are exceeding our incentive plan financial goals by more than we were at this time last year.

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

Aircraft fuel expense decreased $12 million, or 3% compared to 2013. The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
	2014		2013
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$365	$3.13	$347	$3.07
(Gains) losses on settled hedges	8	0.07	24	0.21
Consolidated economic fuel expense	373	3.20	371	3.28
Mark-to-market fuel hedge adjustments	(13)	(0.11)	1	0.01
GAAP fuel expense	$360	$3.09	$372	$3.29
Fuel gallons	116		113

The raw fuel price per gallon increased 2.0% as a result of higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the second quarter of 2014 was due to higher crude oil prices of 9.4%, partially offset by a 6.9% decrease in refining margins, as compared to the prior year. Additionally in the second quarter of 2014, we received a refund of certain fuel taxes paid between 2010 and 2014. This refund reduced our cost of fuel by $0.05/gallon in the second quarter of 2014.

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

We recognized losses of $8 million for hedges that settled during the second quarter of 2014, compared to losses of $24 million in 2013.  These amounts represent the net cash paid including the premium expense recognized for those hedges.

Aircraft Maintenance

Aircraft maintenance expense decreased by $10 million, or 15%, compared to the second quarter of 2013. The decrease is primarily due to a reduction in the number of engines covered by power-by-the-hour (PBH) contracts in the prior year, along with reduced flying on the engines that are still under the remaining PBH contract. Additionally, Horizon had fewer scheduled and unscheduled engine events in the current period compared to the prior period. Partially offsetting the decreases were increased rates and volumes for B737 engines that are not covered under the PBH contract and higher component costs.

Landing Fees and Other Rentals

Landing fees and other rentals decreased $11 million, or 15%, compared to the second quarter of 2013. In the prior-year quarter, we recorded the higher rates at SeaTac International Airport that had been imposed on airlines during the time we were in negotiation for a new lease. As a result of these imposed rate increases that were retroactive to January 2013, we recorded an additional $6 million related to the first quarter of 2013 in the prior-year quarter. As the rates on the actual signed lease were lower than the imposed rates accrued in the prior year, we received a reimbursement from the Port of Seattle for overpayment of rents, landing fees, and revenue sharing of approximately $9 million in the current quarter. Partially offsetting the impact of items relating to the Port of Seattle were increased volumes and higher rates at other airports throughout the network.

Contracted Services

Contracted services expense increased $8 million, or 15% , compared to the second quarter of 2013. The increase is primarily due to an increase in CPA flying by SkyWest, as well as higher passenger and ramp handling costs to support increased activity.

Other Operating Expenses

Other operating expenses increased $16 million, or 25%, compared to the second quarter of 2013. The increase is largely due to additional professional services, software licenses, and property taxes. The additional professional services and software licenses are due to system modernization initiatives, while the increase in property taxes are due in part to our increased capital investments.

NONOPERATING INCOME (EXPENSE)

In the current quarter, we generated nonoperating income of $2 million compared to an expense of $5 million in the prior-year period. In the current quarter, we recognized a gain from the sale of stock received in connection with a bankruptcy claim. Additionally, our interest expense was $2 million lower due to lower average debt levels.

We are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Three Months Ended June 30,
	2014	2013	2014		2013		Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$281	$258	3.13	¢	3.02	¢	3.6%
Variable incentive pay	29	21	0.32		0.25		28.0%
Aircraft maintenance	57	67	0.63		0.78		(19.2)%
Aircraft rent	29	30	0.32		0.35		(8.6)%
Landing fees and other rentals	64	75	0.71		0.88		(19.3)%
Contracted services	62	54	0.69		0.63		9.5%
Selling expenses	53	51	0.59		0.60		(1.7)%
Depreciation and amortization	73	68	0.81		0.80		1.3%
Food and beverage service	23	21	0.26		0.25		4.0%
Other	81	65	0.91		0.75		21.3%
Non-fuel Expenses	$752	$710	8.37	¢	8.31	¢	0.7%

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $231 million in the second quarter of 2014 compared to $150 million in the second quarter of 2013. The $78 million increase in Mainline passenger revenue is described above. Mainline operating expense excluding fuel increased by $33 million to $602 million in 2014 driven mainly by increased wages and incentive pay as we are exceeding our goals by more in the current year compared to the prior year, and increased spending on IT infrastructure projects. These increases are partially offset by lower maintenance expenses, and lower airport rents and landing fees. Economic fuel cost decreased due to lower raw fuel costs, partially offset by a 2.0% increase in consumption and losses on settled hedges.

Alaska Regional

Pretax profit for Alaska Regional was $21 million in the second quarter of 2014 compared to $15 million the second quarter of 2013. The increased Regional revenue was offset by higher expenses to support additional capacity.

Horizon

Horizon broke even in the second quarter of 2014 compared to pretax profit of $6 million in the second quarter of 2013. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) decreased due to lower reimbursable maintenance expenses. The $2 million increase in Horizon's non-fuel operating expenses was driven largely by increased pilot hiring, a signing bonus related to the labor contract ratified by Horizon's mechanics in June 2014, and higher workers compensation claims.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Our consolidated net income for the first six months of 2014 was $259 million, or $1.86 per diluted share, compared to net income of $141 million, or $0.99 per diluted share, in the first six months of 2013. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains and losses related to our fuel hedge positions. For the first six months of 2014, we recognized net mark-to-market gains of $21 million ($13 million after tax, or $0.09 per diluted share) compared to losses of $13 million ($7 million after tax, or $0.05 per diluted share) in the first six months of 2013.

Excluding the impact of mark-to-market fuel hedge adjustments, our adjusted consolidated net income for the first six months of 2014 was $246 million, or $1.77 per diluted share, compared to an adjusted consolidated net income of $148 million, or $1.04 per share, in the first six months of 2013.

	Six Months Ended June 30,
	2014		2013
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$259	$1.86	$141	$0.99
Mark-to-market fuel hedge adjustments, net of tax	(13)	(0.09)	7	0.05
Non-GAAP adjusted income and per-share amounts	$246	$1.77	$148	$1.04

Our operating costs per ASM are summarized below:

	Six Months Ended June 30,
(in cents)	2014		2013		% Change
Consolidated:
CASM	12.64	¢	13.01	¢	(2.8)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.14		4.55		(9.0)
CASM excluding fuel	8.50	¢	8.46	¢	0.5

Mainline:
CASM	11.54	¢	11.90	¢	(3.0)
Less the following components:
Aircraft fuel, including hedging gains and losses	3.98		4.43		(10.2)
CASM excluding fuel	7.56	¢	7.47	¢	1.2

OPERATING REVENUES

Total operating revenues increased $207 million, or 9%, during the first six months of 2014 compared to the same period in 2013.  The changes are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2014	2013	% Change
Passenger
Mainline	$1,828	$1,692	8
Regional	386	374	3
Total passenger revenue	2,214	2,066	7
Freight and mail	56	56	—
Other - net	327	268	22
Total operating revenues	$2,597	$2,390	9

Passenger Revenue – Mainline

Mainline passenger revenue for the first six months of 2014 increased by 8% on a 4.3% increase in capacity and a 3.6% increase in PRASM compared to 2013. The increase in capacity is driven by routes added in the last twelve months. The increase in PRASM was driven by a 3.8% increase in ticket yield and a 0.1 point decrease in load factor compared to the prior-year period. Yields increased due to reallocation of capacity to markets with stronger demand and by a change in revenue allocation between Mainline and Regional service because of certain industry pricing changes. Without the industry change, Mainline yields would have increased by 2.6%.

Passenger Revenue – Regional

Regional passenger revenue increased by $12 million, or 3%, compared to the first six months of 2013, due to a 6.6% decrease in PRASM and a 10.5% increase in capacity. The decrease in PRASM was due to a decline in load factor of 0.8 points and a decrease in ticket yield of 5.7%. The decline in yield was driven mostly by a change in revenue allocation between Mainline and Regional service because of certain industry pricing changes. Without the revenue allocation adjustment, yield would have decreased 2.2%. Additionally, the average trip length for our Regional flights increased 3.2%, which also put downward pressure on yields.

Other – Net

Other - net revenue increased $59 million, or 22%, from the first six months of 2013. Mileage Plan revenue increased $36 million, due to an increase in miles sold, an increase in cash received per mile, and an increase in the percentage of cash proceeds allocated to the marketing deliverables under the new affinity card agreement, which was modified in July 2013. Additionally, bags fees and ticket change fees are up 20% and 11%, respectively, due to changes in our fee structure that took effect in November 2013.

OPERATING EXPENSES

Total operating expenses increased $41 million, or 2%, compared to the first six months of 2013, mostly as a result of higher non-fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,
(in millions)	2014	2013	% Change
Fuel expense	$718	$753	(5)
Non-fuel expenses	1,474	1,398	5
Total Operating Expenses	$2,192	$2,151	2

Significant operating expense variances from 2013 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first six months of 2014 by $31 million, or 6%, compared to 2013.  The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,
(in millions)	2014	2013	% Change
Wages	$421	$380	11
Pension - Defined benefit plans	4	25	(84)
Defined contribution plans	25	21	19
Medical and other benefits	72	67	7
Payroll taxes	31	29	7
Total wages and benefits	$553	$522	6

Wages increased 11% on a 3.4% increase in FTEs. The primary driver of the increase in wages was annualization of new labor contracts that included higher rates. The increase in FTEs is to support additional aircraft and passengers.

Pension expense decreased 84%, compared to the same period in the prior year. The decline is due to the improved funded status of the plan and the freezing of plan benefits for our non-union employees beginning January 1, 2014.

Defined contribution plans increased 19%, due to increased contributions per the new labor agreements.

Medical and other benefits increased 7% compared to the same period in the prior year. The increase was due to higher workers comp claims and rates in the second quarter of 2014 compared to the second quarter of 2013.

We expect wages and benefits to increase for the full year due to the new long term labor deals, more FTEs to support additional aircraft in our fleet, and higher medical and other benefits, slightly offset by lower pension expense.

Variable Incentive Pay

Variable incentive pay expense increased during the first six months of 2014 by $12 million, or 29% compared to 2013. The increase is due to exceeding our incentive plan goals by more than we were exceeding our prior-year goals at this time last year. For the full year of 2014, we currently expect incentive pay to be approximately $113 million compared to the $88 million recorded in 2013, but actual amounts could differ based on third and fourth quarter performance.

Aircraft Fuel

Aircraft fuel expense increased $35 million, compared to 2013. The elements of the change are illustrated in the following table:

	Six Months Ended June 30,
	2014		2013
(in millions, except for per gallon amounts)	Dollars	Cost/Gallon	Dollars	Cost/Gallon
Raw or "into-plane" fuel cost	$712	$3.14	$704	$3.22
(Gains) losses on settled hedges	27	0.12	36	0.16
Consolidated economic fuel expense	739	3.26	740	3.38
Mark-to-market fuel hedge adjustments	(21)	(0.09)	13	0.06
GAAP fuel expense	$718	$3.17	$753	$3.44
Fuel gallons	227		219

The raw fuel price per gallon decreased 2.5% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first six months of 2014 was due to decreases in refining margins of 24.7%, partially offset by an increase in crude oil prices of 7.1%.

Losses recognized for hedges that settled during the year were $27 million in 2014, compared to $36 million in 2013.  These amounts represent the cash paid for premium expense, offset by cash received from those hedges. The decrease in losses on settled hedges is primarily due to the premiums for hedges that we entered into up to three years ago. The majority of these hedges were purchased "at the money" resulting in a higher premium than under our current strategy of purchasing "out of the money" hedges.

Beginning in the third quarter, we have discontinued the hedge program for refining margins. We currently expect our economic fuel price per gallon to be lower in the third quarter of 2014 compared to the third quarter of 2013 due to our current estimate of lower refining margins, offset by higher average crude prices. For the full year, we expect our economic fuel price per gallon to be lower than the prior year primarily due to lower refining margins and a decrease in hedge premium expense, offset by higher average crude prices.

Aircraft Maintenance

Aircraft maintenance decreased by $25 million, or 19%, compared to the prior-year period. The decrease is primarily due to a reduction in the number of engines covered by power-by-the-hour (PBH) contracts in the prior year, along with reduced flying on the engines that are still under the remaining PBH contract. Additionally, we have experienced fewer maintenance events in the current year compared to prior year, and have less lease return provision costs in the current year compared to the prior year.

For the full year, we expect aircraft maintenance to be lower than 2013 for the reasons above.

Landing Fees and Other Rentals

Landing fees and other rentals decreased $3 million, or 2%, compared to the first six months of 2013. The decrease is primarily due to higher imposed rates for the Port of Seattle in the prior year and to the refund we received from Port of Seattle for overpayment in the current year, offset by increased rates in Los Angeles, Portland, and San Diego airports. and increased volumes throughout the network.

For the full year, we expect landing fees and other rents to increase to support increased flying.

Contracted Services

Contracted services expense increased $15 million, or 14%, compared to the first six months of 2013. The increase is primarily due to an increase in CPA flying with SkyWest, and increased contract ramp handling at new stations and rate increases in Seattle. For the full year, we expect contracted services to be higher than 2013, as we fly to more locations that are staffed with outside vendors, and due to an increase in passenger volume.

Selling Expenses

Selling expenses increased $10 million, or 11%, compared to the first six months of 2013. The increase is primarily due to increased promotional and advertising activity most notably in the Seattle area. For the full year, we expect selling expenses to be higher than in 2013, as we continue to build awareness in the communities we serve.

Other Operating Expenses

Other operating expenses increased $28 million, or 21%, compared to the first six months of 2013.  The increase is due to higher professional fees, IT costs, and property taxes. For the full year, we expect other expenses to increase due to various IT projects and higher property taxes.

Additionally, we are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Six Months Ended June 30,
	2014	2013	2014		2013		%Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$553	$522	3.19	¢	3.16	¢	0.9%
Variable incentive pay	54	42	0.31		0.25		24.0%
Aircraft maintenance	108	133	0.62		0.80		(22.5)%
Aircraft rent	57	59	0.33		0.36		(8.3)%
Landing fees and other rentals	133	136	0.77		0.82		(6.1)%
Contracted services	122	107	0.70		0.65		7.7%
Selling expenses	99	89	0.57		0.54		5.6%
Depreciation and amortization	143	136	0.82		0.82		—%
Food and beverage service	44	41	0.25		0.25		—%
Other	161	133	0.94		0.81		16.0%
Non-fuel Expenses	$1,474	$1,398	8.50	¢	8.46	¢	0.5%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash, marketable securities balance of $1.5 billion;

•	Our expected cash from operations;

•	Our 73 unencumbered aircraft as of June 30, 2014, in our operating fleet that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities, with no outstanding borrowings.

During the first six months of 2014, we purchased seven 737-900ER aircraft with cash on hand and made debt payments totaling $64 million. In addition, we continued to return capital to our shareholders by paying $34 million in quarterly dividends and repurchasing $83 million of our common stock.

During the second quarter, the Company was rated BBB- by Fitch Ratings, and is now one of two U.S. airlines with investment-grade credit ratings.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	June 30, 2014	December 31, 2013	Change
Cash and marketable securities	$1,510	$1,330	13.5%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue	33%	31%	2 pts
Long-term debt, net of current portion	$745	$754	(1.2)%
Shareholders’ equity	$2,200	$2,029	8.4%
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	32%:68%	35%:65%	(3) pts

(a)	Calculated using the present value of remaining aircraft lease payments.

Given our strong financial condition, we will continue to evaluate our cash flows from operations, reinvest in the business, and allocate capital to our shareholders, while maintaining a strong liquidity position.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first six months of 2014, net cash provided by operating activities was $635 million, compared to $592 million during the same period in 2013. The $43 million increase was primarily attributable to an increase in cash flows from passenger revenues, an increase in our advance ticket sales, and more miles sold under our Mileage Plan program, partially offset by increased operating expenses to support 5.2% more flying and $87 million more paid in cash taxes.

We typically generate positive cash flows from operations and expect to use that cash flow to buy airplanes and capital equipment, make normal debt payments, and to return capital to shareholders through share repurchases and dividends.

Cash Used in Investing Activities

Cash used in investing activities was $582 million during the first six months of 2014, compared to $512 million during the same period of 2013. Our capital expenditures were $350 million in the first six months of 2014, due to the delivery of seven 737-900ER aircraft, the exercise of four 737-900ER options, and deposits related to a Q400 that we expect to take delivery of in February 2015. Additionally, we invested $41 million in our cabin improvement project, where as of June 30, 2014, we have upgraded 39 aircraft with new Recaro seats and power at every seat.

The table below reflects the full-year expectation for total capital expenditures and the additional expenditures if options were exercised. These options will be exercised only if we believe return on invested capital targets can be met.

(in millions)	2014	2015	2016	2017
Aircraft and aircraft purchase deposits - firm	$340	$390	$325	$355
Other flight equipment	125	35	35	25
Other property and equipment	85	80	75	75
Total property and equipment additions	$550	$505	$435	$455
Option aircraft and aircraft deposits, if exercised(a)	$10	$225	$260	$270

(a)
We have options to acquire 58 B737 aircraft with deliveries in 2016 through 2024, and options to acquire seven Q400 aircraft with deliveries in 2015 to 2018. Based on current fleet plans, we expect to exercise at least two B737 options for delivery in 2016, which would increase the total capital expenditures noted in the table.

Cash Used by Financing Activities

Net cash used by financing activities was $111 million during the first six months of 2014 compared to $145 million during the same period in 2013. During the first six months of 2014 we made debt payments of $64 million, stock repurchases of $83 million, and dividend payments totaling $34 million. In addition, we financed three Q400 aircraft for $51 million.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

As of June 30, 2014, we have firm orders to purchase 67 aircraft. We also have options to acquire 58 additional B737s and options to acquire seven Q400s.

The following table summarizes expected fleet activity by year:

	Actual Fleet Count		Expected Fleet Activity(a)
Aircraft	Dec 31, 2013	Jun 30, 2014	Remaining 2014	Dec 31, 2014	2015 Changes	Dec 31, 2015
737 Freighters & Combis	6	6	—	6	—	6
737 Passenger Aircraft(b)	125	128	3	131	4	135
Total Mainline Fleet	131	134	3	137	4	141
Q400	51	51	—	51	1	52
Total	182	185	3	188	5	193

(a)	Expected fleet activity includes aircraft deliveries, net of planned retirements and lease returns.

(b)	Reflects potential extensions of leased aircraft or postponed retirement of 737-400s.

For future firm orders and if we exercise our options for additional deliveries, we may finance the aircraft through internally generated cash, long-term debt, or lease arrangements.

Future Fuel Hedge Positions

Historically, we have used both call options on crude oil forwards and swap instruments on refining margins to hedge against price volatility of future jet fuel consumption. Beginning in the third quarter, we have discontinued the hedge program for refining margins. Currently, we have refining margin swaps in place for approximately 23% of our third quarter 2014 estimated jet fuel purchases at an average price of 50 cents per gallon. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter 2014	50%	$104	$7
Fourth Quarter 2014	50%	$106	$5
Full Year 2014	50%	$105	$6
First Quarter 2015	40%	$106	$5
Second Quarter 2015	30%	$104	$5
Third Quarter 2015	20%	$106	$5
Fourth Quarter 2015	11%	$106	$5
Full Year 2015	25%	$105	$5
First Quarter 2016	6%	$105	$4
Full Year 2016	1%	$105	$4

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we benefit from a decline in crude oil prices, as there is no cash outlay other than the premiums we pay to enter into the contracts.

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of June 30, 2014:

(in millions)	Remainder of 2014	2015	2016	2017	2018	Beyond 2018	Total
Current and long-term debt obligations	$56	$117	$115	$121	$151	$299	$859
Operating lease commitments(a)	73	192	168	135	72	254	894
Aircraft purchase commitments	149	423	359	382	430	1,037	2,780
Interest obligations(b)	20	37	33	28	22	28	168
Other obligations(c)	30	54	32	32	14	—	162
Total	$328	$823	$707	$698	$689	$1,618	$4,863

(a)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of June 30, 2014.

(c)
Includes minimum obligations under our long-term PBH maintenance agreement and obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the condensed consolidated financial statements for further information.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates for the three months ended June 30, 2014. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting is based on the 1992 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). We began migrating to the 2013 COSO Framework in the second quarter of 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
April 1, 2014 - April 30, 2014	194,564	$46.42	194,564
May 1, 2014 - May 31, 2014	469,446	48.28	469,446
June 1, 2014 - June 30, 2014	444,324	48.45	444,324
Total	1,108,334	$47.61	1,108,334	$650

The shares were purchased pursuant to a $250 million repurchase plan authorized by the Board of Directors in September 2012. In May 2014, the Board of Directors authorized a $650 million share repurchase program, which began immediately after the $250 million program was completed in early July 2014.

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

ALASKA AIR GROUP, INC.

/s/ BRANDON S. PEDERSEN
Brandon S. Pedersen
Executive Vice President/Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

August 6, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
3.1	Amended and Restated Certificate of Incorporation of Registrant
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document