Form 10-Q
period 2014-09-30
ALASKA AIR GROUP, INC.
filed 2014-11-05
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The registrant has 132,631,936 common shares, par value $0.01, outstanding at October 31, 2014.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2013, and Item 1A. "Risk Factors" included herein. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$34	$80
Marketable securities	1,309	1,250
Total cash and marketable securities	1,343	1,330
Receivables - net	178	152
Inventories and supplies - net	64	60
Deferred income taxes	114	113
Prepaid expenses and other current assets	100	107
Total Current Assets	1,799	1,762

Property and Equipment
Aircraft and other flight equipment	5,100	4,677
Other property and equipment	883	838
Deposits for future flight equipment	511	446
	6,494	5,961
Less accumulated depreciation and amortization	2,250	2,068
Total Property and Equipment - Net	4,244	3,893

Other Assets	193	183

Total Assets	$6,236	$5,838

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2014	December 31, 2013
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$68	$64
Accrued wages, vacation and payroll taxes	201	211
Other accrued liabilities	680	624
Air traffic liability	703	564
Current portion of long-term debt	115	117
Total Current Liabilities	1,767	1,580

Long-Term Debt, Net of Current Portion	710	754
Other Liabilities and Credits
Deferred income taxes	738	709
Deferred revenue	356	335
Obligation for pension and postretirement medical benefits	124	123
Other liabilities	312	308
	1,530	1,475
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 200,000,000 shares, Issued: 2014 - 133,584,527 shares; 2013 - 137,533,382 shares, Outstanding: 2014 - 133,468,522 shares; 2013 - 137,491,906	1	1
Capital in excess of par value	399	606
Treasury stock (common), at cost: 2014 - 116,005 shares; 2013 - 41,476 shares	(5)	(2)
Accumulated other comprehensive loss	(178)	(183)
Retained earnings	2,012	1,607
	2,229	2,029
Total Liabilities and Shareholders' Equity	$6,236	$5,838

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Operating Revenues
Passenger
Mainline	$1,030	$960	$2,858	$2,651
Regional	219	208	605	582
Total passenger revenue	1,249	1,168	3,463	3,233
Freight and mail	32	32	88	88
Other - net	184	165	511	433
Special mileage plan revenue	—	192	—	192
Total Operating Revenues	1,465	1,557	4,062	3,946

Operating Expenses
Wages and benefits	279	285	832	806
Variable incentive pay	30	26	84	68
Aircraft fuel, including hedging gains and losses	394	363	1,112	1,115
Aircraft maintenance	58	54	166	187
Aircraft rent	27	29	84	89
Landing fees and other rentals	74	71	207	207
Contracted services	66	54	188	161
Selling expenses	55	47	154	137
Depreciation and amortization	75	67	218	203
Food and beverage service	24	22	68	63
Other	67	69	229	202
Total Operating Expenses	1,149	1,087	3,342	3,238
Operating Income	316	470	720	708

Nonoperating Income (Expense)
Interest income	5	5	15	14
Interest expense	(12)	(13)	(36)	(42)
Interest capitalized	5	6	14	15
Other - net	2	(5)	20	(4)
	—	(7)	13	(17)
Income before income tax	316	463	733	691
Income tax expense	118	174	276	261
Net Income	$198	$289	$457	$430

Basic Earnings Per Share:	$1.47	$2.07	$3.35	$3.06
Diluted Earnings Per Share:	$1.45	$2.04	$3.31	$3.02

Shares used for computation:
Basic	134.865	139.559	136.482	140.304
Diluted	136.158	141.383	137.825	142.213

Cash dividend declared per share:	$0.125	$0.100	$0.375	$0.100
See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Net Income	$198	$289	$457	$430

Other comprehensive income (loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	(4)	4	3	(8)
Reclassification of (gains) losses into Other-net nonoperating income (expense)	(1)	—	(2)	(2)
Income tax effect	2	(1)	—	4
Total	(3)	3	1	(6)

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits	2	11	7	32
Income tax effect	(1)	(5)	(3)	(12)
Total	1	6	4	20

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(1)	(5)	9
Reclassification of (gains) losses into Aircraft rent	2	1	5	4
Income tax effect	—	1	—	(5)
Total	2	1	—	8

Other comprehensive income	—	10	5	22

Comprehensive income	$198	$299	$462	$452

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$457	$430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218	203
Stock-based compensation and other	27	26
Changes in certain assets and liabilities:
Changes in deferred income taxes	27	121
Increase in air traffic liability	139	93
Increase (decrease) in deferred revenue	21	(147)
Other - net	3	96
Net cash provided by operating activities	892	822

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(414)	(353)
Other flight equipment	(92)	(16)
Other property and equipment	(53)	(26)
Total property and equipment additions	(559)	(395)
Purchases of marketable securities	(794)	(994)
Sales and maturities of marketable securities	739	712
Proceeds from disposition of assets and changes in restricted deposits	(4)	(3)
Net cash used in investing activities	(618)	(680)

Cash flows from financing activities:
Proceeds from issuance of debt	51	—
Long-term debt payments	(97)	(139)
Common stock repurchases	(242)	(83)
Dividends paid	(51)	(14)
Other financing activities	19	13
Net cash used in financing activities	(320)	(223)
Net increase (decrease) in cash and cash equivalents	(46)	(81)
Cash and cash equivalents at beginning of year	80	122
Cash and cash equivalents at end of the period	$34	$41

Supplemental disclosure:
Cash paid during the period for:
Interest (net of amount capitalized)	$26	$31
Income taxes	185	100
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of September 30, 2014, as well as the results of operations for the three and nine months ended September 30, 2014 and 2013. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of operating results for the entire year.

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

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

September 30, 2014	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$5	$—	$—	$5
Cash equivalents	29	—	—	29
Cash and cash equivalents	34	—	—	34
U.S. government and agency securities	204	—	(1)	203
Foreign government bonds	21	—	—	21
Asset-backed securities	166	—	—	166
Mortgage-backed securities	149	1	(1)	149
Corporate notes and bonds	747	3	(1)	749
Municipal securities	21	—	—	21
Marketable securities	1,308	4	(3)	1,309
Total	$1,342	$4	$(3)	$1,343

December 31, 2013	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$9	$—	$—	$9
Cash equivalents	71	—	—	71
Cash and cash equivalents	80	—	—	80
U.S. government and agency securities	295	1	(2)	294
Foreign government bonds	11	—	—	11
Asset-backed securities	146	—	—	146
Mortgage-backed securities	144	1	(2)	143
Corporate notes and bonds	628	4	(2)	630
Municipal securities	26	—	—	26
Marketable securities	1,250	6	(6)	1,250
Total	$1,330	$6	$(6)	$1,330

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2014.

Activity for marketable securities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales and maturities	$341	$247	$739	$712
Gross realized gains	1	—	3	3
Gross realized losses	—	—	(1)	(1)

Maturities for marketable securities (in millions):

September 30, 2014	Cost Basis	Fair Value
Due in one year or less	$178	$178
Due after one year through five years	1,121	1,122
Due after five years through 10 years	8	8
Due after 10 years	1	1
Total	$1,308	$1,309

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

As of September 30, 2014, the Company had outstanding fuel hedge contracts covering 236 million gallons of crude oil that will be settled from October 2014 to March 2016. Refer to the contractual obligations and commitments section of Item 2 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	September 30, 2014	December 31, 2013
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$3	$12
Fuel hedge contracts, noncurrent assets	1	4

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(6)	(7)
Other liabilities	(11)	(10)
Losses in accumulated other comprehensive loss (AOCL)	(17)	(17)

The net cash received (paid) for new positions and settlements was $1 million and $6 million during the three months ended September 30, 2014 and 2013, respectively. The net cash received (paid) for new positions and settlements was $(4) million and $(3) million during the nine months ended September 30, 2014 and 2013, respectively.

Pretax effect of derivative instruments on earnings (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in aircraft fuel expense	$(11)	$10	$(17)	$(39)

Derivative Instruments Designated as Hedges
Interest rate swaps
Losses recognized in aircraft rent	(2)	(1)	(5)	(4)
Gains (losses) recognized in other comprehensive income (OCI)	—	(1)	(5)	9

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. The amounts shown as recognized in OCI are prior to the losses recognized in the income statement as aircraft rent during the period. The Company expects $6 million to be reclassified from AOCL to aircraft rent within the next twelve months.

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

The Company posted collateral of $9 million and $7 million as of September 30, 2014 and December 31, 2013, respectively. The collateral was provided to one counterparty associated with the net liability position of the interest rate swap agreements, offset by the net asset position of the fuel hedge contracts under a master netting arrangement.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

September 30, 2014	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$203	$—	$203
Foreign government bonds	—	21	21
Asset-backed securities	—	166	166
Mortgage-backed securities	—	149	149
Corporate notes and bonds	—	749	749
Municipal securities	—	21	21
Derivative instruments
Fuel hedge call options	—	4	4

Liabilities
Derivative instruments
Interest rate swap agreements	—	(17)	(17)

December 31, 2013	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$294	$—	$294
Foreign government bonds	—	11	11
Asset-backed securities	—	146	146
Mortgage-backed securities	—	143	143
Corporate notes and bonds	—	630	630
Municipal securities	—	26	26
Derivative instruments
Fuel hedge call options	—	16	16

Liabilities
Derivative instruments
Interest rate swap agreements	—	(17)	(17)

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

The Company has no financial assets that are measured at fair value on a nonrecurring basis at September 30, 2014.

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

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	September 30, 2014	December 31, 2013
Carrying amount	$633	$703
Fair value	687	762

NOTE 5. MILEAGE PLAN

Alaska's Mileage Plan liabilities and deferrals on the consolidated balance sheets (in millions):

	September 30, 2014	December 31, 2013
Current Liabilities:
Other accrued liabilities	$346	$314
Other Liabilities and Credits:
Deferred revenue	348	323
Other liabilities	21	19
Total	$715	$656

Alaska's Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Passenger revenues	$62	$54	$180	$150
Other - net revenues	77	74	223	184
Special mileage plan revenue	—	192	—	192
Total	$139	$320	$403	$526

NOTE 6. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	September 30, 2014	December 31, 2013
Fixed-rate notes payable due through 2024	$633	$703
Variable-rate notes payable due through 2025	192	168
Long-term debt	825	871
Less current portion	115	117
Total	$710	$754

Weighted-average fixed-interest rate	5.7%	5.7%
Weighted-average variable-interest rate	1.6%	1.7%

During the nine months ended September 30, 2014, the Company made debt payments of $97 million. In addition, the company financed $51 million for the three Q400's that were delivered in Q4 2013.

At September 30, 2014, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2014	$23
2015	116
2016	115
2017	121
2018	151
Thereafter	299
Total	$825

Bank Lines of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in September 2017, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at September 30, 2014.

NOTE 7. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs recognized included the following components for the three months ended September 30, 2014 (in millions):

	Three Months Ended September 30,
	Qualified		Nonqualified		Postretirement Medical
	2014	2013	2014	2013	2014	2013
Service cost	$8	$11	$—	$—	$1	$1
Interest cost	21	19	—	—	1	1
Expected return on assets	(30)	(27)	—	—	—	—
Amortization of prior service cost	—	(1)	—	—	—	—
Recognized actuarial loss (gain)	3	11	—	—	(1)	—
Total	$2	$13	$—	$—	$1	$2

Net periodic benefit costs recognized included the following components for the nine months ended September 30, 2014 (in millions):

	Nine Months Ended September 30,
	Qualified		Nonqualified		Postretirement Medical
	2014	2013	2014	2013	2014	2013
Service cost	24	34	—	1	2	3
Interest cost	61	55	1	1	3	3
Expected return on assets	(88)	(82)	—	—	—	—
Amortization of prior service cost	(1)	(1)	—	—	—	—
Recognized actuarial loss	10	32	—	—	(2)	—
Total	6	38	1	2	3	6

NOTE 8. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

September 30, 2014	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements	Engine Maintenance
Remainder of 2014	$11	$23	$77	$13	$3
2015	107	90	331	44	10
2016	84	88	359	32	13
2017	54	84	382	32	—
2018	39	36	430	14	—
Thereafter	52	207	1,044	—	—
Total	$347	$528	$2,623	$135	$26

Lease Commitments

At September 30, 2014, the Company had lease contracts for 57 aircraft, which have remaining noncancelable lease terms ranging from 2015 to 2022. Of these aircraft, 14 are non-operating (i.e. not in the Company's fleet) and subleased to third-party carriers. The majority of airport and terminal facilities are also leased. Rent expense for aircraft and facility leases was $74 million and $75 million for the three months ended September 30, 2014 and 2013, respectively, and $215 million and $228 million for the nine months ended September 30, 2014 and 2013, respectively.

Aircraft Commitments

As of September 30, 2014, the Company is committed to purchasing 64 B737 aircraft (27 737-900ER aircraft and 37 737 MAX aircraft) and one Q400 aircraft, with deliveries in 2014 through 2022. In addition, the Company has options to purchase 58 additional B737 aircraft and seven Q400 aircraft.

Subsequent to September 30, 2014. the Company exercised 10 options for 737-900ER aircraft with deliveries in 2016 and 2017.

Capacity Purchase Agreements (CPAs)

At September 30, 2014, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity to Alaska under a CPA, which is eliminated upon consolidation. In addition, Alaska has CPAs with SkyWest Airlines, Inc. (SkyWest) to fly certain routes and Peninsula Airways, Inc. (PenAir) to fly one route in the state of Alaska. Under these agreements, Alaska pays the third-party carriers an amount which is based on a determination of their cost of operating those flights and other factors. The costs paid by Alaska to Horizon are based on similar data and are intended to approximate market rates for those services. Future payments (excluding those due to Horizon) are based on contractually required minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights, such as fuel.

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

NOTE 9. SHAREHOLDERS' EQUITY

Dividends

During the three months ended September 30, 2014, the Company declared and paid a cash dividend of $0.125 per share, or $17 million. During the nine months ended September 30, 2014, the Company declared and paid cash dividends of $0.375 per share, or $51 million.

Common Stock Repurchase

In September 2012, the Board of Directors authorized a $250 million share repurchase program, which was completed in July 2014. In May 2014, the Board of Directors authorized a $650 million share repurchase program, which began immediately after the $250 million program was completed.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2014 Repurchase Program - $650 million	3,438,723	$159	—	$—	3,438,723	$159	—	$—
2012 Repurchase Program - $250 million	5,268	$—	1,074,016	$32	1,819,304	$83	2,909,580	$83
Total	3,443,991	$159	1,074,016	$32	5,258,027	$242	2,909,580	$83

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss), net of tax (in millions):

	September 30, 2014	December 31, 2013
Marketable securities	$1	$—
Employee benefit plans	(169)	(173)
Interest rate derivatives	(10)	(10)
Total	$(178)	$(183)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three and nine months ended September 30, 2014 and 2013, anti-dilutive shares excluded from the calculation of EPS were not material.

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
Additionally, the following table reports “Air Group adjusted,” which is not a measure determined in accordance with GAAP. The Company's chief operating decision-makers and others in management use this measure to evaluate operational performance and determine resource allocations. Adjustments are further explained below in reconciliation to consolidated GAAP results. Operating segment information is as follows (in millions):

	Three Months Ended September 30, 2014
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$1,030	$—	$—	$—	$1,030	$—	$1,030
Regional	—	219	—	—	219	—	219
Total passenger revenues	1,030	219	—	—	1,249	—	1,249
CPA revenues	—	—	99	(99)	—	—	—
Freight and mail	30	2	—	—	32	—	32
Other - net	161	22	1	—	184	—	184
Total operating revenues	1,221	243	100	(99)	1,465	—	1,465

Operating expenses
Operating expenses, excluding fuel	605	162	85	(97)	755	—	755
Economic fuel	338	52	—	—	390	4	394
Total operating expenses	943	214	85	(97)	1,145	4	1,149

Nonoperating income (expense)
Interest income	5	—	—	—	5	—	5
Interest expense	(8)	—	(4)	—	(12)	—	(12)
Other	7	—	—	—	7	—	7
	4	—	(4)	—	—	—	—
Income (loss) before income tax	$282	$29	$11	$(2)	$320	$(4)	$316

	Three Months Ended September 30, 2013
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$960	$—	$—	$—	$960	$—	$960
Regional	—	208	—	—	208	—	208
Total passenger revenues	960	208	—	—	1,168	—	1,168
CPA revenues	—	—	88	(88)	—	—	—
Freight and mail	31	1	—	—	32	—	32
Other - net	145	19	1	—	165	192	357
Total operating revenues	1,136	228	89	(88)	1,365	192	1,557

Operating expenses
Operating expenses, excluding fuel	588	144	80	(88)	724	—	724
Economic fuel	337	46	—	—	383	(20)	363
Total operating expenses	925	190	80	(88)	1,107	(20)	1,087

Nonoperating income (expense)
Interest income	5	—	—	—	5	—	5
Interest expense	(9)	—	(4)	—	(13)	—	(13)
Other	8	(8)	1	—	1	—	1
	4	(8)	(3)	—	(7)	—	(7)
Income (loss) before income tax	$215	$30	$6	$—	$251	$212	$463

	Nine Months Ended September 30, 2014
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$2,858	$—	$—	$—	$2,858	$—	$2,858
Regional	—	605	—	—	605	—	605
Total passenger revenues	2,858	605	—	—	3,463	—	3,463
CPA revenues	—	—	277	(277)	—	—	—
Freight and mail	84	4	—	—	88	—	88
Other - net	448	59	4	—	511	—	511
Total operating revenues	3,390	668	281	(277)	4,062	—	4,062

Operating expenses
Operating expenses, excluding fuel	1,783	464	257	(274)	2,230	—	2,230
Economic fuel	980	149	—	—	1,129	(17)	1,112
Total operating expenses	2,763	613	257	(274)	3,359	(17)	3,342

Nonoperating income (expense)
Interest income	15	—	—	—	15	—	15
Interest expense	(25)	(1)	(10)	—	(36)	—	(36)
Other	34	—	—	—	34	—	34
	24	(1)	(10)	—	13	—	13
Income (loss) before income tax	$651	$54	$14	$(3)	$716	$17	$733

	Nine Months Ended September 30, 2013
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$2,651	$—	$—	$—	$2,651	$—	$2,651
Regional	—	582	—	—	582	—	582
Total passenger revenues	2,651	582	—	—	3,233	—	3,233
CPA revenues	—	—	274	(274)	—	—	—
Freight and mail	85	3	—	—	88	—	88
Other - net	380	49	4	—	433	192	625
Total operating revenues	3,116	634	278	(274)	3,754	192	3,946

Operating expenses
Operating expenses, excluding fuel	1,704	440	253	(274)	2,123	—	2,123
Economic fuel	987	135	—	—	1,122	(7)	1,115
Total operating expenses	2,691	575	253	(274)	3,245	(7)	3,238

Nonoperating income (expense)
Interest income	14	—	—	—	14	—	14
Interest expense	(30)	—	(10)	(2)	(42)	—	(42)
Other	19	(9)	1	—	11	—	11
	3	(9)	(9)	(2)	(17)	—	(17)
Income (loss) before income tax	$428	$50	$16	$(2)	$492	$199	$691

(a)	The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain charges.

(b)	Includes mark-to-market fuel-hedge accounting charges and accounting adjustments related to Special mileage plan revenue.

Total assets were as follows (in millions):

	September 30, 2014	December 31, 2013
Alaska(a)	$6,655	$5,832
Horizon	836	840
Parent company	3,324	2,762
Elimination of inter-company accounts	(4,579)	(3,596)
Consolidated	$6,236	$5,838

(a)	There are no assets associated with purchased capacity flying at Alaska.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our segment operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. This overview summarizes the MD&A, which includes the following sections:

•	Third Quarter Review—highlights from the third quarter of 2014 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and nine months ended September 30, 2014. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line-item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2014.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

THIRD QUARTER REVIEW

Our consolidated pretax income was $316 million during the third quarter of 2014, compared to $463 million in the third quarter of 2013. The decrease of $147 million was mainly due to decreased revenues of $92 million, higher aircraft fuel expense of $31 million, and an increase in non-fuel expenses of $31 million. The decrease in revenues was due to a one-time, non-cash Special mileage plan revenue item of $192 million in the prior year quarter. Excluding the special item, revenues were up $100 million due to increased traffic of 7.5% and an increase in ancillary revenues.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the third quarter, both Alaska and Horizon continued their strong on-time performance, reporting that 84.9% and 88.1% of their flights arrived on time, respectively. For the twelve months ended August 2014, Alaska maintained its ranking as the top carrier among the eight largest U.S. airlines for on-time performance, according to the U.S. Department of Transportation.

Update on Labor Negotiations

In October 2014, we reached a five-year agreement in concept with Alaska's flight attendants, represented by the Association of Flight Attendants (AFA), under the oversight of the National Mediation Board. The contract first became amendable in May 2012 and the parties have been in mediation since July 2013. Under the Railway Labor Act, contracts between airlines and their employees do not expire, but rather become amendable.

New Markets

New routes launched and announced in the third quarter are as follows:

New Non-Stop Routes Launched in Q3	New Non-Stop Routes Announced (Launch Dates)
Seattle to Baltimore, Maryland	Las Vegas to Mammoth Lakes, California (1/15/15)
Seattle to Albuquerque, New Mexico	San Diego to Kona, Hawaii (03/05/15)
Seattle to Detroit, Michigan

Capital Allocation

During the third quarter of 2014, we paid cash dividends of $17 million and we repurchased 3,443,991 shares of our common stock for $159 million under the $650 million repurchase program authorized by our Board of Directors in May 2014. Since 2007, we have repurchased 47,030,547 shares of common stock under such programs for $645 million for an average price of $14 per share. During the month of October, we repurchased 853,906 shares of our common stock for $39 million, resulting in 132,631,936 shares outstanding at October 31, 2014. For 2014, we expect to deploy at least $400 million through a combination of dividends and share repurchases.

Outlook

We expect our capacity to increase approximately 10% in the fourth quarter. In addition to our own capacity growth, competitive capacity is expected to be up approximately 9% in the fourth quarter (weighted by the concentration of our own capacity in competitive markets), which will put pressure on our yields and load factors. We have made changes to our network to increase the markets served out of Seattle and to redeploy capacity in order to better match demand and optimize revenue. We believe we are well positioned to compete against these competitive incursions because of our excellent operational performance, our award-winning service, our loyal customer base, and our low cost structure, which allows us to offer low fares. We currently expect our unit costs to be approximately 2.5% lower in the fourth quarter compared to 2013, and are now targeting an approximate 1.0% decrease in unit costs for the full year of 2014 compared to 2013.

Our current expectations for capacity and CASM excluding fuel and special items are summarized below:

	Forecast Q4 2014	Change Y-O-Y	Forecast Full Year 2014	Change Y-O-Y
Consolidated:
ASMs (000,000) "capacity"	9,075 - 9,125	~ 10.0%	36,000 - 36,050	~ 7.0%
CASM excluding fuel (cents)	8.58¢ - 8.63¢	~ (2.5)%	8.36¢ - 8.37¢	~ (1.0)%

Mainline:
ASMs (000,000) "capacity"	8,150 - 8,200	~ 10.0%	32,350 - 32,400	~ 6.5%
CASM excluding fuel (cents)	7.66¢ - 7.71¢	~ (3.0)%	7.44¢ - 7.46¢	~ (1.0)%

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Our consolidated net income for the third quarter of 2014 was $198 million, or $1.45 per diluted share, compared to net income of $289 million, or $2.04 per diluted share, in the third quarter of 2013. Significant items impacting the comparability between the periods are as follows:

•
In the third quarter of 2013, we recognized a one-time Special mileage plan revenue item of $192 million ($120 million after tax, or $0.85 per diluted share) that resulted from the application of new accounting rules associated with the modified affinity credit card agreement, and the effect of an increase in the estimate of the number of frequent flier miles expected to expire unused.

•
Both periods include adjustments to reflect the timing of unrealized mark-to-market adjustments related to our fuel hedge positions. For the third quarter of 2014, we recognized mark-to-market unrealized losses of $4 million ($2 million after tax, or $0.02 per diluted share) compared to unrealized gains of $20 million ($12 million after tax, or $0.08 per diluted share) in the third quarter of 2013.

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

•
Operating revenue per ASM (RASM) for prior year excludes a favorable, one-time Special mileage plan revenue item of $192 million primarily related to our modified affinity credit card agreement executed in July 2013. In accordance with accounting standards, we recorded this one-time special revenue item in the the third quarter of 2013. This is an accounting change in the prior period that reflects a non-cash adjustment of the value of miles outstanding in the program. We believe it is appropriate to exclude this special revenue item from recurring revenues from operations;

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

Excluding the impact of mark-to-market fuel hedge adjustments and Special mileage plan revenue, our adjusted consolidated net income for the third quarter of 2014 was $200 million, or $1.47 per diluted share, compared to an adjusted consolidated net income of $157 million, or $1.11 per diluted share, in the third quarter of 2013.

	Three Months Ended September 30,
	2014		2013
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$198	$1.45	$289	$2.04
Mark-to-market fuel hedge adjustments, net of tax	2	0.02	(12)	(0.08)
Special mileage plan revenue, net of tax	—	—	(120)	(0.85)
Non-GAAP adjusted income and per-share amounts	$200	$1.47	$157	$1.11

Our operating costs per ASM are summarized below:

	Three Months Ended September 30,
(in cents)	2014		2013		% Change
Consolidated:
CASM	11.99	¢	12.26	¢	(2.2)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.12		4.10		0.5
CASM excluding fuel	7.87	¢	8.16	¢	(3.6)

Mainline:
CASM	11.00	¢	11.27	¢	(2.4)
Less the following components:
Aircraft fuel, including hedging gains and losses	3.98		3.94		1.0
CASM excluding fuel	7.02	¢	7.33	¢	(4.2)

OPERATING STATISTICS SUMMARY (unaudited)
Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	7,994	7,395	8.1%	21,996	20,720	6.2%
Revenue passenger miles (RPM) (000,000) "traffic"	8,245	7,671	7.5%	23,078	21,852	5.6%
Available seat miles (ASM) (000,000) "capacity"	9,582	8,868	8.1%	26,922	25,397	6.0%
Load factor	86.0%	86.5%	(0.5) pts	85.7%	86.0%	(0.3) pts
Yield	15.14¢	15.23¢	(0.6%)	15.00¢	14.80¢	1.4%
Passenger revenue per ASM (PRASM)	13.03¢	13.17¢	(1.1%)	12.86¢	12.73¢	1.0%
Revenue per ASM (RASM)(b)	15.28¢	15.39¢	(0.7%)	15.09¢	14.78¢	2.1%
Operating expense per ASM (CASM) excluding fuel(b)	7.87¢	8.16¢	(3.6%)	8.28¢	8.36¢	(1.0%)
Economic fuel cost per gallon(b)	$3.15	$3.24	(2.8%)	$3.22	$3.33	(3.3%)
Fuel gallons (000,000)	124	118	5.1%	351	337	4.2%
ASMs per fuel gallon	77.3	75.2	2.8%	76.7	75.4	1.7%
Average full-time equivalent employees (FTEs)	12,998	12,295	5.7%	12,633	12,122	4.2%

Mainline Operating Statistics:
Revenue passengers (000)	5,752	5,366	7.2%	15,796	14,973	5.5%
RPMs (000,000) "traffic"	7,440	6,963	6.9%	20,871	19,864	5.1%
ASMs (000,000) "capacity"	8,607	8,027	7.2%	24,197	22,973	5.3%
Load factor	86.4%	86.7%	(0.3) pts	86.3%	86.5%	(0.2) pts
Yield	13.84¢	13.78¢	0.4%	13.69¢	13.35¢	2.5%
PRASM	11.97¢	11.96¢	0.1%	11.81¢	11.54¢	2.3%
RASM	14.18¢	14.14¢	0.3%	14.01¢	13.56¢	3.3%
CASM excluding fuel(b)	7.02¢	7.33¢	(4.2%)	7.37¢	7.42¢	(0.7%)
Economic fuel cost per gallon(b)	$3.15	$3.24	(2.8%)	$3.22	$3.32	(3.0%)
Fuel gallons (000,000)	108	104	3.8%	305	297	2.7%
ASMs per fuel gallon	79.7	77.2	3.2%	79.3	77.4	2.5%
Average FTEs	10,153	9,645	5.3%	9,837	9,484	3.7%
Aircraft utilization	10.8	11.0	(1.8%)	10.5	10.8	(2.8%)
Average aircraft stage length	1,161	1,157	0.3%	1,180	1,177	0.3%
Mainline operating fleet at period-end	136	128	8 a/c	136	128	8 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	2,242	2,029	10.5%	6,200	5,747	7.9%
RPMs (000,000) "traffic"	806	708	13.8%	2,206	1,988	11.0%
ASMs (000,000) "capacity"	975	841	15.9%	2,725	2,424	12.4%
Load factor	82.7%	84.2%	(1.5 pts)	81.0%	82.0%	(1.0 pts)
Yield	27.17¢	29.41¢	(7.6%)	27.41¢	29.27¢	(6.4%)
PRASM	22.46¢	24.77¢	(9.3%)	22.19¢	24.00¢	(7.5%)
Operating fleet (Horizon only)	51	48	3 a/c	51	48	3 a/c

(a)	Except for FTEs, data includes information related to third-party Regional CPA arrangements.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to Regional CPAs.

OPERATING REVENUES

Total operating revenues decreased $92 million, or 6%, during the third quarter of 2014 compared to the same period in 2013. The changes are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2014	2013	% Change
Passenger
Mainline	$1,030	$960	7
Regional	219	208	5
Total passenger revenue	1,249	1,168	7
Freight and mail	32	32	—
Other - net	184	165	12
Special mileage plan revenue	—	192	NM
Total operating revenues	$1,465	$1,557	(6)

Passenger Revenue – Mainline

Mainline passenger revenue for the third quarter of 2014 increased by 7% due to a 7.2% increase in capacity with PRASM flat compared to the third quarter of 2013. The increase in capacity was driven by adding larger aircraft to our fleet and the annualization of new routes added to expand our service from Seattle, Anchorage, Portland, and Salt Lake City. The increase in PRASM was driven by a 0.4% increase in ticket yield partially offset by a 0.3-point decrease in load factor compared to the prior-year quarter. The increase in yield was due to a change in revenue allocation between Mainline and Regional service because of certain industry pricing changes. Without the industry change, Mainline yield would have decreased 0.6%.

Passenger Revenue – Regional

Regional passenger revenue increased by $11 million, or 5%, compared to the third quarter of 2013, due to a 15.9% increase in capacity, partially offset by a 9.3% decrease in PRASM. The increase in capacity was driven by the annualization of new routes added to expand our service from Anchorage and Salt Lake City. The decrease in PRASM is due to a 7.6% decline in yield, and a decrease in load factor of 1.5 points. The decline in yield was driven by a change in revenue allocation between Mainline and Regional service because of certain industry pricing changes. Without the revenue allocation adjustment yield would have decreased 3.0%. Additionally, the average trip length for our Regional flights increased 3.4%, which also puts downward pressure on yields.

Other – Net

Other - net revenue increased $19 million, or 12%, from the third quarter of 2013. Bag fees and ticket change fees are up 25% and 12%, respectively, due to changes in our fee structure that took effect in November 2013. Additionally, mileage plan revenue increased $3 million compared to the third quarter of 2013, due to an 11% increase in miles sold, and a 2% increase in cash received per mile. Partially offsetting the increase was $8 million of revenue recorded in the third quarter of 2013 for miles sold between January and June last year as part of the modified affinity credit card agreement.

Special Mileage Plan Revenue

In the third quarter of 2013, we modified and extended our co-branded credit card agreement with Bank of America Corporation (BAC). In connection with this agreement and as a result of applying related accounting standards we recorded a one-time, non-cash revenue item of $192 million primarily related to our revaluation of the deferred revenue liability related to miles previously sold to BAC.

OPERATING EXPENSES

Total operating expenses increased $62 million, or 6%, compared to the third quarter of 2013. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,
(in millions)	2014	2013	% Change
Fuel expense	$394	$363	9
Non-fuel expenses	755	724	4
Total Operating Expenses	$1,149	$1,087	6

Significant operating expense variances from 2013 are more fully described below.

Wages and Benefits

Wages and benefits decreased during the third quarter of 2014 by $6 million.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended September 30,
(in millions)	2014	2013	% Change
Wages	$214	$209	2
Pension - Defined benefit plans	2	13	(85)
Defined contribution plans	14	12	17
Medical and other benefits	33	35	(6)
Payroll taxes	16	16	—
Total wages and benefits	$279	$285	(2)

Wages increased 2% with a 5.7% increase in FTEs. The primary driver of the increase in wages is the annualization of new labor contracts that included higher rates. Partially offsetting the rate increases is the $6 million in retroactive pilot wages that were paid during the third quarter of 2013. FTEs increased across most work groups compared to the prior year due to the growth in departures. Additionally, late last year we started replacing many of our contractors in our Information Technology group with employees.

Pension expense decreased 85%, compared to the same period in the prior year. The decline is largely due to having a lower accumulated loss to amortize as a result of higher plan assets, the improved funded status of the plan, and the freezing of plan benefits for our non-union employees beginning January 1, 2014.

Variable Incentive Pay

Variable incentive pay increased $4 million, or 15% compared to 2013. With our year-to-date results, we are exceeding our incentive plan financial goals by more than we were at this time last year.

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

Aircraft fuel expense increased $31 million, or 9% compared to 2013. The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
	2014		2013
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$383	$3.09	$373	$3.16
Losses on settled hedges	7	0.06	10	0.08
Consolidated economic fuel expense	390	3.15	383	3.24
Mark-to-market fuel hedge adjustments	4	0.03	(20)	(0.17)
GAAP fuel expense	$394	$3.18	$363	$3.07
Fuel gallons	124		118

The raw fuel price per gallon decreased 2% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the third quarter of 2014 was due to lower crude oil prices of 8%, partially offset by a 17% increase in refining margins, as compared to the prior year.

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

We recognized losses of $7 million for hedges that settled during the third quarter of 2014, compared to losses of $10 million in the third quarter of 2013.  These amounts represent the net cash paid including the premium expense recognized for those hedges.

Aircraft Maintenance

Aircraft maintenance expense increased by $4 million, or 7%, compared to the third quarter of 2013. The increase is primarily due to a higher number of engine events and higher rates for some of our older aircraft. Partially offsetting the increases, were lower lease return costs.

Contracted Services

Contracted services expense increased $12 million, or 22%, compared to the third quarter of 2013. The increase is primarily due to an increase in CPA flying by SkyWest, as well as higher passenger and ramp handling costs to support increased activity.

Selling Expenses

Selling expenses increased $8 million, or 17.0% , compared to the third quarter of 2013. The increase is primarily due to increased advertising and promotional activity in Seattle and in new locations. Additionally, we experienced higher credit card commissions related to higher revenues.

Nonoperating Income (Expense)

Net nonoperating expense decreased $7 million, compared to the third quarter of 2013. During the third quarter of 2013, we incurred costs of $8 million to overhaul and repair three aircraft that were previously subleased to another carrier.

Operating Expenses Compared to Capacity Growth

We are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Three Months Ended September 30,
	2014	2013	2014		2013		Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$279	$285	2.91	¢	3.21	¢	(9.3)%
Variable incentive pay	30	26	0.31		0.29		6.9%
Aircraft maintenance	58	54	0.61		0.61		—%
Aircraft rent	27	29	0.28		0.33		(15.2)%
Landing fees and other rentals	74	71	0.77		0.80		(3.8)%
Contracted services	66	54	0.69		0.61		13.1%
Selling expenses	55	47	0.57		0.53		7.5%
Depreciation and amortization	75	67	0.78		0.76		2.6%
Food and beverage service	24	22	0.25		0.25		—%
Other	67	69	0.70		0.77		(9.1)%
Non-fuel Expenses	$755	$724	7.87	¢	8.16	¢	(3.6)%

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $282 million in the third quarter of 2014 compared to $215 million in the third quarter of 2013. The $70 million increase in Mainline passenger revenue is described above. Mainline operating expense excluding fuel increased by $17 million to $605 million in 2014 due to higher advertising and promotional activity, higher ramp and passenger handling, increased spending on IT infrastructure projects, and higher depreciation related to our fleet growth. These increases are partially offset by lower pension expense, and lower aircraft rents. Economic fuel cost decreased due to lower raw fuel costs, partially offset by a 3.8% increase in consumption.

Alaska Regional

Pretax profit for Alaska Regional was $29 million in the third quarter of 2014 compared to $30 million the third quarter of 2013. The increased Regional revenue was offset by higher expenses to support additional capacity.

Horizon

Pretax profit for Horizon was $11 million in the third quarter of 2014 compared to pretax profit of $6 million in the third quarter of 2013. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased due to additional capacity in the state of Alaska. The $5 million increase in Horizon's non-fuel operating expenses was largely driven by increased engine maintenance and increased wages to support additional aircraft in the fleet.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Our consolidated net income for the first nine months of 2014 was $457 million, or $3.31 per diluted share, compared to net income of $430 million, or $3.02 per diluted share, in the first nine months of 2013. Significant items impacting the comparability between the periods are as follows:

•
In the third quarter of 2013, we recognized a one-time Special mileage plan revenue item of $192 million ($120 million after tax, or $0.84 per diluted share) that resulted from the application of new accounting rules associated with the modified credit card agreement, and the effect of an increase in the estimate of the number of frequent flier miles expected to expire unused.

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains and losses related to our fuel hedge positions. For the first nine months of 2014, we recognized net mark-to-market gains of $17 million ($11 million after tax, or $0.08 per diluted share) compared to gains of $7 million ($4 million after tax, or $0.03 per diluted share) in the first nine months of 2013.

Excluding the impact of mark-to-market fuel hedge adjustments and Special mileage plan revenue, our adjusted consolidated net income for the first nine months of 2014 was $446 million, or $3.24 per diluted share, compared to an adjusted consolidated net income of $306 million, or $2.15 per share, in the first nine months of 2013.

	Nine Months Ended September 30,
	2014		2013
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$457	$3.31	$430	$3.02
Mark-to-market fuel hedge adjustments, net of tax	(11)	(0.08)	(4)	(0.03)
Special mileage plan revenue	—	—	(120)	(0.84)
Non-GAAP adjusted income and per-share amounts	$446	$3.24	$306	$2.15

Our operating costs per ASM are summarized below:

	Nine Months Ended September 30,
(in cents)	2014		2013		% Change
Consolidated:
CASM	12.41	¢	12.75	¢	(2.7)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.13		4.39		(5.9)
CASM excluding fuel	8.28	¢	8.36	¢	(1.0)

Mainline:
CASM	11.35	¢	11.68	¢	(2.8)
Less the following components:
Aircraft fuel, including hedging gains and losses	3.98		4.26		(6.6)
CASM excluding fuel	7.37	¢	7.42	¢	(0.7)

OPERATING REVENUES

Total operating revenues increased $116 million, or 3%, during the first nine months of 2014 compared to the same period in 2013.  The changes are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2014	2013	% Change
Passenger
Mainline	$2,858	$2,651	8
Regional	605	582	4
Total passenger revenue	3,463	3,233	7
Freight and mail	88	88	—
Other - net	511	433	18
Special mileage plan revenue	—	192	NM
Total operating revenues	$4,062	$3,946	3

Passenger Revenue – Mainline

Mainline passenger revenue for the first nine months of 2014 increased by 8% on a 5.3% increase in capacity and a 2.3% increase in PRASM compared to the same period in 2013. The increase in capacity is driven by routes added in the last twelve months. The increase in PRASM was driven by a 2.5% increase in ticket yield partially offset by a 0.2 point decrease in load factor compared to the prior-year period. Yields increased due to reallocation of capacity to markets with stronger demand and by a change in revenue allocation between Mainline and Regional service because of certain industry pricing changes. Without the industry change, Mainline yields would have increased by 1.6%.

Passenger Revenue – Regional

Regional passenger revenue increased by $23 million, or 4%, compared to the first nine months of 2013, due to a 12.4% increase in capacity, partially offset by a 7.5% decrease in PRASM. The decrease in PRASM was due to a decline in load factor of 1.0 point and a decrease in ticket yield of 6.4%. The decline in yield was driven mostly by a change in revenue allocation between Mainline and Regional service because of certain industry pricing changes. Without the revenue allocation adjustment, yield would have decreased 1.8%. Additionally, the average trip length for our Regional flights increased 3.2%, which also put downward pressure on yields.

Other – Net

Other - net revenue increased $78 million, or 18%, from the first nine months of 2013. Mileage Plan revenue increased $39 million, due to an increase in miles sold, and an increase in cash received per mile. Additionally, bag fees and ticket change fees are up 21% and 11%, respectively, due to changes in our fee structure that took effect in November 2013.

Special Mileage Plan Revenue

In the third quarter of 2013, we modified and extended our co-branded credit card agreement with BAC. In connection with this agreement and as a result of applying related accounting standards we recorded a one-time, non-cash revenue item of $192 million primarily related to our revaluation of the deferred revenue liability related to miles previously sold to BAC.

OPERATING EXPENSES

Total operating expenses increased $104 million, or 3%, compared to the first nine months of 2013, mostly as a result of higher non-fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,
(in millions)	2014	2013	% Change
Fuel expense	$1,112	$1,115	—
Non-fuel expenses	2,230	2,123	5
Total Operating Expenses	$3,342	$3,238	3

Significant operating expense variances from 2013 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first nine months of 2014 by $26 million, or 3%, compared to 2013.  The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30,
(in millions)	2014	2013	% Change
Wages	$635	$591	7
Pension - Defined benefit plans	6	38	(84)
Defined contribution plans	40	33	21
Medical and other benefits	104	99	5
Payroll taxes	47	45	4
Total wages and benefits	$832	$806	3

Wages increased 7% on a 4.2% increase in FTEs. The primary driver of the increase in wages was annualization of new labor contracts that included higher rates. The increase in FTEs is to support additional aircraft and passengers.

Pension expense decreased 84%, compared to the same period in the prior year. The decline is largely due to having a lower accumulated loss to amortize as a result of higher plan assets, the improved funded status of the plan, and the freezing of plan benefits for our non-union employees beginning January 1, 2014.

Defined contribution plans increased 21%, due to increased contributions throughout all labor groups.

Medical and other benefits increased 5% compared to the same period in the prior year. The increase was due to higher workers comp claims and rates during the current year compared to the prior year.

We expect wages and benefits to increase for the full year due to the new long term labor deals, more FTEs to support additional aircraft in our fleet, and higher medical and other benefits, slightly offset by lower pension expense.

Variable Incentive Pay

Variable incentive pay expense increased during the first nine months of 2014 by $16 million, or 24% compared to 2013. The increase is due to exceeding our incentive plan goals by more than we were exceeding our prior-year goals at this time last year. For the full year of 2014, we currently expect incentive pay to be approximately $115 million compared to the $88 million recorded in 2013, but actual amounts could differ based on fourth quarter performance.

Aircraft Fuel

Aircraft fuel expense decreased $3 million, compared to 2013. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30,
	2014		2013
(in millions, except for per gallon amounts)	Dollars	Cost/Gallon	Dollars	Cost/Gallon
Raw or "into-plane" fuel cost	$1,095	$3.12	$1,076	$3.19
(Gains) losses on settled hedges	34	0.10	46	0.14
Consolidated economic fuel expense	1,129	3.22	1,122	3.33
Mark-to-market fuel hedge adjustments	(17)	(0.05)	(7)	(0.02)
GAAP fuel expense	$1,112	$3.17	$1,115	$3.31
Fuel gallons	351		337

The raw fuel price per gallon decreased 2.2% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first nine months of 2014 was due to decreases in refining margins of 15.6%, partially offset by an increase in crude oil prices of 1.3%.

Losses recognized for hedges that settled during the year were $34 million in 2014, compared to $46 million in 2013.  These amounts represent the cash paid for premium expense, offset by cash received from those hedges. The decrease in losses on settled hedges is primarily due to our increasing use of "out of the money" call options as well as purchasing shorter-dated options, both of which reduce the premium cost we pay.

Beginning in the third quarter, we discontinued the hedge program for refining margins. We currently expect our economic fuel price per gallon to be lower in the fourth quarter of 2014 compared to the fourth quarter of 2013 due to our current estimate of lower crude prices, lower refining margins, and a decrease in hedge premium expense. For the full year, we expect our economic fuel price per gallon to be lower than the prior year primarily due to lower crude oil prices, lower refining margins and a decrease in hedge premium expense.

Aircraft Maintenance

Aircraft maintenance decreased by $21 million, or 11%, compared to the prior-year period. The decrease is primarily due to a reduction in the number of engines covered by power-by-the-hour (PBH) contracts in the prior year, along with reduced flying on the engines that are still under the remaining PBH contract. Additionally, in the prior year we accrued for higher cost of lease returns that occurred during the current year.

For the full year, we expect aircraft maintenance to be lower than 2013 for the reasons above.

Contracted Services

Contracted services expense increased $27 million, or 17%, compared to the first nine months of 2013. The increase is primarily due to an increase in CPA flying with SkyWest, and increased contract ramp handling at new stations and rate increases in Seattle. For the full year, we expect contracted services to be higher than 2013, as we fly to more locations that are staffed with outside vendors, and due to an increase in passenger volume.

Selling Expenses

Selling expenses increased $17 million, or 12%, compared to the first nine months of 2013. The increase is primarily due to increased promotional and advertising activity most notably in Seattle and Salt Lake City. For the full year, we expect selling expenses to be higher than in 2013, as we continue to maintain strong brand awareness and market presence in Seattle and build brand awareness in the newer communities we serve.

Depreciation and amortization

Depreciation and amortization increased $15 million, or 7%, compared to the first nine months of 2013. The increase is mostly due to new aircraft deliveries in the past twelve months.

As we continue to purchase aircraft, make improvements in our fleet, and fund infrastructure projects, we expect depreciation and amortization to increase going forward.

Other Operating Expenses

Other operating expenses increased $27 million, or 13%, compared to the first nine months of 2013.  The increase is due to higher professional fees, flight crew hotel costs, and IT costs. For the full year, we expect other expenses to increase due to various IT projects.

Nonoperating Income (Expense)

During the first nine months of 2014, we had nonoperating income of $13 million, compared to an expense of $17 million in the same period in 2013. This is primarily due to gains recorded in the current year related to sale of certain equity securities and reduced interest expense due to lower average debt levels. Additionally, in the prior year we incurred costs of $8 million to overhaul and repair three aircraft that were previously subleased to another carrier.

Operating Expenses Compared to Capacity Growth

Additionally, we are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Nine Months Ended September 30,
	2014	2013	2014		2013		%Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$832	$806	3.09	¢	3.17	¢	(2.5)%
Variable incentive pay	84	68	0.31		0.27		14.8%
Aircraft maintenance	166	187	0.62		0.74		(16.2)%
Aircraft rent	84	89	0.31		0.35		(11.4)%
Landing fees and other rentals	207	207	0.77		0.82		(6.1)%
Contracted services	188	161	0.70		0.63		11.1%
Selling expenses	154	137	0.57		0.54		5.6%
Depreciation and amortization	218	203	0.81		0.80		1.3%
Food and beverage service	68	63	0.25		0.25		—%
Other	229	202	0.85		0.79		7.6%
Non-fuel Expenses	$2,230	$2,123	8.28	¢	8.36	¢	(1.0)%

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $651 million in the first nine months of 2014, compared to $428 million in the same period in 2013. The $207 million increase in Mainline passenger revenue is described above. Mainline operating expense excluding fuel increased by $79 million to $1.8 billion in 2014 due to higher advertising and promotional activity in Seattle and our new locations, higher ramp and passenger handling due to the increased number of passengers, increased spending on IT infrastructure projects, and higher depreciation related to our fleet growth. These increases are partially offset by lower aircraft maintenance and aircraft rent expenses. Economic fuel cost decreased due to lower raw fuel costs, partially offset by a 2.7% increase in consumption.

Alaska Regional

Pretax profit for Alaska Regional was $54 million in the first nine months of 2014, compared to $50 million the third quarter of 2013. The increased Regional revenue was offset by higher expenses to support additional capacity.

Horizon

Pretax profit for Horizon was $14 million in the first nine months of 2014, compared to pretax profit of $16 million in the same period in 2013. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased due to additional capacity in the state of Alaska. The $4 million increase in Horizon's non-fuel operating expenses was largely driven by increased engine maintenance and increased wages to support additional aircraft in the fleet.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash, marketable securities balance of $1.3 billion;

•	Our expected cash from operations;

•	Our 75 unencumbered aircraft in our operating fleet that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities, with no outstanding borrowings.

During the first nine months of 2014, we purchased nine 737-900ER aircraft with cash on hand and made debt payments totaling $97 million. In addition, we continued to return capital to our shareholders by paying $51 million in quarterly dividends and repurchasing $242 million of our common stock.

In 2014, we were rated BBB- by Fitch Ratings, and are now one of only two U.S. airlines with investment-grade credit ratings.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	September 30, 2014	December 31, 2013	Change
Cash and marketable securities	$1,343	$1,330	1.0%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue	29%	31%	(2) pts
Long-term debt, net of current portion	$710	$754	(5.8)%
Shareholders’ equity	$2,229	$2,029	9.9%
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	31%:69%	35%:65%	(4) pts

(a)	Calculated using the present value of remaining aircraft lease payments.

Given our strong financial condition, we will continue to evaluate our cash flows from operations, reinvest in the business, and allocate capital to our shareholders, while maintaining a strong liquidity position.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first nine months of 2014, net cash provided by operating activities was $892 million, compared to $822 million during the same period in 2013. The $70 million increase was primarily attributable to an increase in passenger revenues, an increase in our advance ticket sales, and more miles sold under our Mileage Plan program, partially offset by increased operating expenses to support 6.0% more capacity and $85 million more paid in income taxes.

We typically generate positive cash flows from operations and expect to use that cash flow to buy airplanes and capital equipment, make normal debt payments, and to return capital to shareholders through share repurchases and dividends.

Cash Used in Investing Activities

Cash used in investing activities was $618 million during the first nine months of 2014, compared to $680 million during the same period of 2013. Our capital expenditures were $559 million in the first nine months of 2014, due to the delivery of nine 737-900ER aircraft, and advance payments related to aircraft deliveries in 2015 through 2017. Additionally, we invested $71 million in our cabin improvement project where, as of September 30, 2014, we have upgraded 67 aircraft with new Recaro seats and power at every seat.

The table below reflects our full-year expectation for capital expenditures and the additional expenditures if options were exercised. These options will be exercised only if we believe return on invested capital targets can be met.

(in millions)	2014	2015	2016	2017
Aircraft and aircraft purchase deposits - firm	$470	$460	$455	$410
Other flight equipment	150	35	35	25
Other property and equipment	65	80	75	75
Total property and equipment additions	$685	$575	$565	$510
Option aircraft and aircraft deposits, if exercised(a)	$10	$60	$110	$215

(a)	We have options to acquire 48 B737 aircraft with deliveries in 2017 through 2024, and options to acquire seven Q400 aircraft with deliveries in 2015 to 2018.

Cash Used by Financing Activities

Net cash used by financing activities was $320 million during the first nine months of 2014 compared to $223 million during the same period in 2013. During the first nine months of 2014 we made debt payments of $97 million, stock repurchases of $242 million, and dividend payments totaling $51 million. In addition, we financed three Q400 aircraft for $51 million.

Bank Line-of-Credit Facilities

We have two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in September 2017, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

Including the ten Boeing options that we exercised, and a delivery of a 900ER in October 2014, we now have firm orders to purchase 74 aircraft. We also have options to acquire 48 additional B737s and options to acquire seven Q400s.

The following table summarizes expected fleet activity by year:

	Fleet Count		Expected Fleet Activity(a)
Aircraft	Dec 31, 2013	Dec 31, 2014	2015 Changes	Dec 31, 2015	2016-2017 Changes	Dec 31, 2017
737 Freighters & Combis	6	6	—	6	(3)	3
737 Passenger Aircraft	125	131	4	135	9	144
Total Mainline Fleet	131	137	4	141	6	147
Q400	51	51	1	52	—	52
Total	182	188	5	193	6	199

(a)	Expected fleet activity includes aircraft deliveries, net of planned retirements and lease returns.

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

Future Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we benefit from a decline in crude oil prices, as there is no cash outlay other than the premiums we pay to enter into the contracts. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Fourth Quarter 2014	50%	$106	$5
Remainder 2014	50%	$106	$5
First Quarter 2015	50%	$106	$4
Second Quarter 2015	40%	$105	$4
Third Quarter 2015	30%	$106	$4
Fourth Quarter 2015	20%	$106	$3
Full Year 2015	35%	$106	$4
First Quarter 2016	10%	$106	$3
Full Year 2016	2%	$106	$3

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of September 30, 2014:

(in millions)	Remainder of 2014	2015	2016	2017	2018	Beyond 2018	Total
Current and long-term debt obligations	$23	$116	$115	$121	$151	$299	$825
Operating lease commitments(a)	34	197	172	138	75	259	875
Aircraft purchase commitments	77	331	359	382	430	1,044	2,623
Interest obligations(b)	7	37	33	28	22	28	155
Other obligations(c)	16	54	45	32	14	—	161
Total	$157	$735	$724	$701	$692	$1,630	$4,639

(a)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of September 30, 2014.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates for the three months ended September 30, 2014. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting is based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013; however we have elected to add one additional item, namely “contagious illness and fear of contagion,” to the bullet point list of factors currently identified as being beyond our control and having the potential to harm our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
July 1, 2014 - July 31, 2014	1,878,975	$46.53	1,878,975
August 1, 2014 - August 31, 2014	791,062	45.14	791,062
September 1, 2014 - September 30, 2014	773,954	46.15	773,954
Total	3,443,991	$46.13	3,443,991	$491

The shares were purchased pursuant to a $650 million repurchase plan authorized by the Board of Directors in May 2014.

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

November 5, 2014

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