Form 10-K
period 2014-12-31
ALASKA AIR GROUP, INC.
filed 2015-02-11
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                      to

Commission File Number 1-8957
ALASKA AIR GROUP, INC.

Delaware	91-1292054
(State of Incorporation)	(I.R.S. Employer Identification No.)

19300 International Boulevard, Seattle, Washington 98188
Telephone: (206) 392-5040

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	New York Stock Exchange
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
Large accelerated filer   ☒  Accelerated filer  ☐     Non-accelerated filer   ☐  Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of January 31, 2015, shares of common stock outstanding totaled 131,284,654. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2014, was approximately $6.4 billion (based on the closing price of $47.29 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Definitive Proxy Statement relating to 2015 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

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

Table of Contents

PART I

ITEM 1. OUR BUSINESS

Alaska Air Group ("Air Group") operates Alaska Airlines ("Alaska") and Horizon Air ("Horizon"), which together with its partner regional airlines serve more than 100 cities through an expansive network in Alaska, the Lower 48, Hawaii, Canada and Mexico. During 2014, we carried 29 million passengers while earning record full-year adjusted earnings of $571 million.

Our objective is to be one of the most respected U.S. airlines by our customers, employees, and shareholders. We believe our success depends on our ability to provide safe air transportation, develop relationships with customers by providing exceptional customer service and low fares, and maintain a competitive cost structure to compete effectively. It is important to us that we achieve our objective as a socially responsible company that values not just our performance, but also our people, our community, and our environment.

While aircraft and technology enable us to provide air transportation, we recognize this is fundamentally a people business. Our employees maintain and strengthen our relationships with our customers, and our success depends on our employees working together to successfully execute on our strategy. In 2014, Alaska Airlines ranked "Highest in Customer Satisfaction among Traditional Network Carriers" by J.D. Power for the seventh year in a row. Alaska Airlines also held the No. 1 spot in the Wall Street Journal's "Middle Seat" scorecard for U.S. airlines for two years in a row. We have been the leader in the industry for on-time performance among major airlines for the past five years. For achieving safety, customer service, operational and financial goals, we rewarded our employees with a record $116 million in incentive pay.

In support of the communities that we serve, we strive to be an industry leader in environmental and community stewardship. In 2014, Air Group improved fuel efficiency by 2.1% from the prior year. Air Group donated $9.5 million to approximately 1,200 charitable organizations and our employees volunteered more than 21,000 hours of community service. We pledged $1.5 million in grants to support job training for workers at Seattle-Tacoma airport, voluntarily increased wages to $12 per hour for certain vendors in Seattle, sponsored $2.5 million for Seattle's bike-share program, and pledged $2.5 million to Seattle's Museum of Flight to guide students toward a future in science, technology, engineering, and math. For all of the efforts that we have made in our communities, Seattle Business Magazine awarded Alaska Air Group with the 2014 Community Impact Award.

We earned record financial results in 2014, marking our eleventh consecutive annual profit on an adjusted basis. We achieved an after-tax return on invested capital of 18.6%, more than double our weighted average cost of capital. Strong earnings improved our cash flow and strengthened our balance sheet resulting in a debt-to-capital ratio of 31%, which compares favorably with other high-quality industrial transport companies. Due to our strong financial health, we are now one of only two U.S. airlines with investment grade credit ratings. With the cash generated by the continued success we have had in the past decade, we were able to invest in our business for profitable growth and to enhance the customer experience. All of our 737-800/900/900ER aircraft now feature innovative Recaro seats with power at every seat, and in December 2014, we debuted our Wi-Fi enabled in-flight entertainment system and our branded in-flight experience, Alaska Beyond™. In addition, we have invested in our core market, Seattle, by adding six new non-stop destinations and increasing capacity by 4% in 2014. For 2015, we are committed to increasing capacity in Seattle by 10%.

As we look to the future, we will build on the success of the past few years by executing our strategic plan — the Five Focus Areas:

Safety and Compliance
We have an unwavering commitment to run a safe and compliant operation, and we will not compromise this commitment in the pursuit of other initiatives.  Alaska and Horizon, in coordination with the FAA, are implementing a Safety Management System (SMS) to better identify and manage risk.  Both airlines are in the final phase of SMS implementation and are on track for completion and final FAA-certification in 2015. During the current year, 100% of our Alaska and Horizon aircraft technicians completed the requirements for the FAA's "Diamond Certificate of Excellence" award. This is the 13th consecutive year Alaska Airlines has received the award and the 13th time in the last 15 years for Horizon. In 2014, we launched Ready, Safe, Go - a safety campaign designed to increase safety awareness across the Air Group System.

People Focus
Our success depends on our employees. Higher employee engagement drives higher productivity, superior execution, and better customer service, which is why we listen to our employees for feedback in shaping our strategy. In 2014, our employee engagement was at 82% in our annual employee survey, up from 79% in the prior year. To help develop and train our people on core leadership principles and promote engagement across our airlines, all of Air Group's leaders participated in a multi-day workshop called "Gear Up". We plan to sponsor "Gear Up 2" in 2015 to further increase employee engagement.

We understand that aligning our employees' goals with the company's goals is important in achieving success. All employees participate in our Performance-Based Pay (PBP) and Operational Performance Rewards (OPR) programs, which encourage employees to work together to achieve metrics related to safety, profitability, on-time performance, low costs and customer satisfaction. Over the last five years, our incentive programs have paid out on average, 8.7% of annual pay, or more than one month's pay, for most employees. This is consistent with one of our guiding principles that we want to pay our people well with a goal of reaching the industry’s best productivity over time. To that end, we signed four long-term agreements with various labor groups during the year, which provide the company, employees, and investors with long-term stability.

Hassle-Free Customer Experience
We want to be the easiest airline to fly. In each step of the customer's journey, from booking a ticket to check-in, from flying in our aircraft to claiming baggage at the final destination, we want to provide a hassle-free experience for our customers. Our industry-leading on-time performance for the past five years make us reliable to our customers, and we are the only airline that guarantees checked baggage delivery to the carousel within 20 minutes. Customers can tag their own bags at airport kiosks, or in some cases at their homes, and we now have fingerprint scan entry to our airport lounges (Boardrooms). We lead the travel industry in mobile innovation with iPhone, Android, and Microsoft apps that allow passengers to purchase tickets, check-in, upgrade seats, and reserve food for the flight - all with helpful notifications that inform customers when there are changes to their flights. The Transportation Security Administration (TSA) Pre-Check Program is available in 28 of our locations, which allows eligible customers to opt-in for reduced screening requirements. We also introduced the Alaska Listens survey with five simple questions designed to get timely feedback from our customers - and we guarantee a response within 72 hours if there is an issue that needs to be resolved. As passengers take more control of their travel experience, we are able to reduce the time it takes a customer to move from the airport curb to the aircraft.

Energetic and Compelling Brand
We want to be recognized as the preferred airline to fly. With our message, "Calling All Explorers," we want our customers to choose us whether they are exploring new destinations or traveling to familiar cities, because flying on Alaska is an adventure in itself. Our Alaska Beyond™ flight experience, launched in 2014, features Beyond Entertainment™, Beyond Delicious™, Beyond Comfort™, and Beyond Service™, which together create a unique Alaska experience that is designed to go above and beyond customer expectations. Customers can now stream in-flight entertainment to their personal devices, enjoy gourmet Tom Douglas signature entrées, rest comfortably in our Recaro seats with power, enhanced space, and six-way adjustable headrests, and fly with our flight crews that provide J.D. Power award-winning customer service. We will refresh the visuals at our gates to communicate a consistent message to our customers and will roll out more airport and in-flight enhancements in 2015.

Due to the increased competition in 2014, we focused our marketing efforts to defend our Seattle market. We launched our TV advertising campaign in partnership with Russell Wilson, the quarterback for the Seattle Seahawks and Alaska Airline's Chief Football Officer. The Alaska Air blog was introduced in 2014 to better connect with our customers and provide Alaska news stories in an informal and authentic way. We remain focused on strengthening our relationship with our customers in all of our markets through our energetic brand message and exceptional in-flight experience. We are currently planning to refresh all of our airport stations at over 100 destinations with our new brand image in 2015.

Low Fares, Low Costs and Network Growth
We believe that in order to provide low fares for customers in a growing network of destinations, while returning value to our shareholders, we must maintain a competitive cost structure. In 2014, we lowered our unit costs, excluding fuel, by 1.3% on a consolidated basis, representing the fifth consecutive year of annual reduction. We achieved this through a continued focus on productivity, cost management, and network growth. We increased employee productivity by 2.0% in 2014 and will continue to focus on that metric as we leverage growth. We also manage fuel costs by flying larger, more fuel-efficient aircraft, which have increased our fuel efficiency as measured by available seat miles flown per gallon by 4.5% over the last five years. Additionally, we have added split-scimitar winglets to 48 aircraft, which are expected to increase fuel efficiency by 1.5% per aircraft. Looking forward, we have committed to purchasing 42 737-900ER and 37 737-MAX aircraft with deliveries from 2015 to 2022, and three Q400 aircraft with deliveries from 2015 to 2017. In addition, we will increase regional capacity by having SkyWest operate seven E-175s with deliveries from 2015 to 2016. The capacity increase with the new B737s, Q400s, and E175s position us for growth and ensure that we will continue to operate the most fuel-efficient aircraft available for the foreseeable future.

In 2014, we added 16 new markets to our network and exited five as we continued to better match supply with demand. We strengthened our Seattle network in 2014 by offering non-stop flights to markets like Albuquerque, Baltimore, Cancun, Detroit, New Orleans, and Tampa, and began 7 non-stop routes out of Salt Lake City. New routes in 2015 will include Seattle to Milwaukee, Oklahoma City, and Washington D.C. (Dulles), from Las Vegas to Mammoth Lakes, from San Diego to Kona, and from Portland to St. Louis.

AIR GROUP

Alaska Air Group is a Delaware corporation incorporated in 1985 and the holding company of Alaska Airlines and Horizon Air. Although Alaska and Horizon both operate as airlines, their business plans, competition, and economic risks differ substantially. Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. Horizon Air Industries is a Washington corporation that first began service and was incorporated in 1981. Horizon was acquired by Air Group in 1986. Alaska operates a fleet of passenger jets (mainline) and contracts with Horizon, SkyWest Airlines, Inc. (SkyWest) and Peninsula Airways, Inc. (PenAir) for regional capacity such that Alaska receives all passenger revenue from those flights. Horizon operates a fleet of turboprop aircraft and sells all of its capacity to Alaska pursuant to a capacity purchase arrangement. The majority of our revenues are generated by transporting passengers, but in recent years we have focused on growing our ancillary revenues. The percentage of revenues by category is as follows:

	2014	2013	2012	2011	2010
Mainline passenger revenue	70%	70%	71%	69%	68%
Regional passenger revenue	15%	16%	16%	17%	17%
Other revenue	13%	12%	11%	12%	12%
Freight and Mail revenue	2%	2%	2%	2%	3%
Total	100%	100%	100%	100%	100%

We attempt to deploy aircraft into the network in ways that best optimize our revenues and profitability, and reduce our seasonality.

The percentage of our capacity by region is as follows:

	2014	2013	2012	2011	2010
West Coast	36%	34%	35%	37%	41%
Transcon/midcon	22%	22%	19%	19%	19%
Hawaii	18%	19%	20%	16%	11%
Alaska	15%	16%	17%	18%	19%
Mexico	6%	7%	7%	9%	8%
Canada	3%	2%	2%	1%	2%
Total	100%	100%	100%	100%	100%

MAINLINE

We offer extensive north/south service within the western U.S., Canada and Mexico, and passenger and dedicated cargo services to and within the state of Alaska. We also provide long-haul east/west service to Hawaii and 24 cities in the mid-continental and eastern U.S., primarily from Seattle, where we have our largest concentration of departures; although we do offer long-haul departures from other cities as well.

In 2014, we carried 21 million revenue passengers in our mainline operations. At December 31, 2014, Alaska’s operating fleet consisted of 137 Boeing 737 jet aircraft, compared to 131 B737 aircraft as of December 31, 2013.

The percentage of mainline passenger capacity by region and average stage length is presented below:

	2014	2013	2012	2011	2010
West Coast	31%	28%	29%	31%	33%
Transcon/midcon	25%	25%	22%	21%	24%
Hawaii	20%	21%	22%	18%	13%
Alaska	16%	18%	18%	20%	21%
Mexico	7%	7%	8%	8%	7%
Canada	1%	1%	1%	2%	2%
Total	100%	100%	100%	100%	100%

Average Stage Length	1,182	1,177	1,161	1,114	1,085

REGIONAL

Our regional operations consist of flights operated by Horizon, SkyWest and PenAir. In 2014, our regional operations carried approximately 8.3 million revenue passengers, primarily in the states of Washington, Oregon, Idaho and California. Horizon is the largest regional airline in the Pacific Northwest and carries about 90% of Air Group's regional revenue passengers. In 2014, we increased regional jet flying provided by SkyWest and amended our capacity purchase agreement to start flying Embraer E-175s, which will support new markets such as Seattle-Milwaukee, Seattle-Oklahoma City, and Portland-St. Louis in 2015.

Based on 2014 passenger enplanements on regional aircraft, our leading airports are Seattle and Portland. At December 31, 2014, Horizon’s operating fleet consisted of 51 Bombardier Q400 turboprop aircraft. Horizon flights are listed under Alaska's designator code in airline reservation systems, and in customer-facing locations.

The percentage of regional passenger capacity by region and average stage length is presented below:

	2014	2013	2012	2011	2010
West Coast	66%	66%	68%	68%	71%
Pacific Northwest	19%	21%	20%	19%	17%
Canada	8%	9%	9%	9%	9%
Alaska	4%	2%	2%	2%	2%
Midcon	2%	1%	—%	—%	—%
Mexico	1%	1%	1%	2%	1%
Total	100%	100%	100%	100%	100%

Average Stage Length	339	329	332	329	333

MILEAGE PLAN

The Alaska Airlines Mileage Plan™ program provides a comprehensive suite of frequent flier benefits. Miles can be earned by flying on Alaska or on one of our 14 airline partners, or by using the Alaska Airlines Visa Signature card, or through other non-airline partners. Our extensive list of airline partners includes carriers associated with two of the three major global alliances (Oneworld and SkyTeam), making it easier for our members to earn miles and reach preferred status in our Mileage Plan™, and have access to a large network of travel destinations. Further, members can receive 25,000 bonus miles upon signing up for the Alaska Airlines Visa Signature card and earn triple miles on purchases made on Alaska Airlines flights or on alaskaair.com. Alaska Airlines Visa Signature cardholders also receive an annual companion ticket that allows members to purchase an additional ticket for $99 plus tax, with no restrictions or black-out dates. Earned miles can be redeemed for flights on Alaska Airlines or on any of our partner airlines, or for upgrades to First Class on Alaska Airlines for as low as 15,000 miles. All of these benefits give our Mileage Plan™ members more value for their travel on Alaska Airlines, which led to our Mileage Plan™ receiving the highest rank by frequent fliers in the first-ever J.D. Power Airline Loyalty/Rewards Program Satisfaction Report in 2014.

Mileage Plan™ revenues represent approximately 10% of Air Group's total revenues. Furthermore, our Mileage Plan™ helps drive more revenue through attaining new customers and building customer loyalty through the benefits that we provide. The

Mileage Plan™ provides more value per dollar spent on the Alaska Airlines Visa Signature card, in comparison to other comparable frequent flier programs in the industry. Summary of the benefits provided in comparison to some of our competitors are as follows:

	Alaska Airlines Signature Visa	Platinum Select AAdvantage	Gold Delta SkyMiles	United Mileage Plus Explorer	Southwest Rapid Rewards Premier
Bonus miles upon approval	Yes	No	No	No	No
Bonus miles awarded	25,000 upon approval	30,000 after spending $1,000 in 3 months	30,000 after spending $1,000 in 3 months	30,000 after spending $1,000 in 3 months	50,000 after spending $2,000 in 3 months
Annual fee	$75	$95	$95	$95	$99
Miles for "on" spend	3x	2x	2x	2x	2x
Companion fare	Yes - annual companion fare purchased for $99 plus tax.	No	No	No	No
First bag free	No	Yes	Yes	Yes	No bag fees

AGREEMENTS WITH OTHER AIRLINES

Our agreements fall into three different categories: Frequent Flier, Codeshare, and Interline agreements. Frequent Flier Agreements offer mileage credits and redemptions for our Mileage Plan™ members. Alaska offers one of the most comprehensive frequent flier programs for our Mileage Plan™ members through our frequent flier partnerships with 14 domestic and international carriers.

Codeshare agreements allow one or more marketing carriers to sell seats on a single operating carrier that services passengers under multiple flight numbers. The sale of codeshare seats can vary depending on the sale arrangement. For example, in a free-sale arrangement, the marketing carrier sells the operating carrier's inventory without any restriction; whereas in a block space arrangement, a fixed amount of seats are sold to the marketing carrier by the operating carrier. The interchangeability of the flight code between carriers provides a greater selection of flights for customers, along with increased flexibility for mileage accrual and redemption.

Interline agreements allow airlines to jointly offer a competitive, single-fare itinerary to customers traveling via multiple carriers to a final destination. An interline itinerary offered by one airline may not necessarily be offered by the other, and the fares collected from passengers are prorated and distributed to interline partners according to preexisting agreements between the carriers. Frequent Flier, Codeshare, and Interline agreements help increase our traffic and revenue by providing more route choices to customers.

We have marketing alliances with a number of airlines that provide frequent flier and codesharing opportunities. Alliances are an important part of our strategy and enhance our revenues by:

•	offering our customers more travel destinations and better mileage credit/redemption opportunities, including elite qualifying miles on all of our major U.S. and international airline partners;

•	giving our Mileage Plan™ program a competitive advantage because of our partnership with carriers from two of the three major global alliances (Oneworld and SkyTeam);

•	giving us access to more connecting traffic from other airlines; and

•	providing members of our alliance partners’ frequent flier programs an opportunity to travel on Alaska and its regional affiliates while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sale codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and at any time, one or more may be in the process of renegotiation.

The comprehensive summary of alliances with other airlines is as follows:

	Frequent Flier Agreement	Codeshare — Alaska Flight # on Flights Operated by Other Airline	Codeshare — Other Airline Flight # on Flights Operated by Alaska / Horizon / SkyWest
Major U.S. or International Airlines
Aeromexico	Yes	No	Yes
American Airlines/Envoy	Yes	Yes	Yes
Air France	Yes	No	Yes
British Airways	Yes	No	No
Cathay Pacific Airways	Yes	No	Yes
Delta Air Lines(a)	Yes	Yes	Yes
Emirates	Yes	No	No
KLM	Yes	No	Yes
Korean Air	Yes	No	Yes
LAN S.A.	Yes	No	Yes
Fiji Airways(b)	Yes	No	Yes
Qantas	Yes	No	Yes
Regional Airlines
SkyWest(b)	No	Yes	No
Era Alaska	Yes	Yes	No
PenAir(b)	Yes	Yes	No

(a)	Alaska has codeshare agreements with the Delta Connection carriers SkyWest, ExpressJet, Endeavor, and Compass as part of its agreement with Delta.

(b)	These airlines do not have their own frequent flier program. However, Alaska’s Mileage Plan™ members can earn and redeem miles on these airlines’ route systems.

The following is the financial impact of our marketing alliances:

	2014	2013	2012	2011	2010
Air Group Marketed Revenues	90.6%	90.0%	90.2%	89.3%	89.9%

Codeshare Agreements:
American Airlines	2.9%	2.6%	2.7%	3.4%	3.1%
Delta Air Lines	2.3%	3.8%	3.4%	3.6%	3.7%
Others	0.9%	0.9%	0.8%	0.8%	0.8%

Interline Agreements:
Domestic Interline	2.5%	1.9%	2.1%	2.2%	1.9%
International Interline	0.8%	0.8%	0.8%	0.7%	0.6%
Total Operating Revenue	100.0%	100.0%	100.0%	100.0%	100.0%

OTHER REVENUE

Other revenue consists of freight and mail revenue, and ancillary revenue such as bag fees, change fees, on-board food and beverage, and Boardroom membership. Total other revenue, excluding Mileage Plan™ revenue, represents about 3% of our total revenues. In recent years, we have seen growth in our ancillary revenue as we expand services on-board such as Tom Douglas signature meals, in-flight entertainment, and Wi-Fi. We have increased our bag fees to better match industry average prices, but we also offer a 20-minute bag guarantee so that we deliver value to our customers through fast, reliable service. As we focus on ways to better serve our customers, we expect our ancillary revenues will continue to grow.

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

In 2014, the airline industry reported record revenues and profits as the global economy continued to recover and oil prices were stable for most of the year, with a significant decline in the fourth quarter. As the industry strengthens, airlines are now making significant investments in airports, in new planes, and in new services to differentiate their customer service offering. Thus, the level of competition is expected to increase.

FUEL

Our business and financial results are highly affected by the price and, potentially, the availability of aircraft fuel. The cost of aircraft fuel is volatile and outside of our control, and it can have a significant and immediate impact on our operating results. Over the past five years, aircraft fuel expense ranged from 27% to 35% of operating expenses. Fuel prices are impacted by changes in both the price of crude oil and refining margins, and can vary by region in the U.S.

The average annual price of crude oil in the last five years has increased from a low of $80 per barrel in 2010 to a high of $98 in 2013. Although the price of crude oil was $53 per barrel at the end of 2014, the full-year average was $93 per barrel. For us, a $1 per barrel change in the price of oil equates to approximately $11 million of fuel cost annually. Said another way, a one-cent change in our fuel price per gallon will impact our expected annual fuel cost by approximately $5 million per year.

Refining margins, which represent the price of refining crude oil into aircraft fuel, are a smaller portion of the overall price of jet fuel, but also contributed to the price volatility in recent years. Refining margin prices have fluctuated between $14 per barrel and $36 per barrel in the last five years, and averaged $23 in 2014.

Generally, West Coast aircraft fuel prices are somewhat higher and more volatile than prices in the Gulf Coast or on the East Coast, putting our operation at a competitive disadvantage. Our average raw fuel cost per gallon decreased 6% in 2014, decreased 4% in 2013, and increased 2% in 2012.

The percentages of our aircraft fuel expense by crude and refining margins, as well as the percentage of our aircraft fuel expense of operating expenses are as follows:

	2014	2013	2012	2011	2010
Crude oil	72%	71%	65%	70%	79%
Refining margins	18%	19%	25%	24%	14%
Other(a)	10%	10%	10%	6%	7%
Total	100%	100%	100%	100%	100%

Aircraft fuel expense	32%	34%	35%	34%	27%

(a)	Other includes gains and losses on settled fuel hedges, unrealized mark-to-market fuel hedge gains or losses, taxes and other into-plane costs.

We use crude oil call options as hedges to decrease our exposure to the volatility of jet fuel prices. Historically, we have had jet fuel refining margin swap contracts, but we discontinued the use of the refining margin swaps in the third quarter of 2014. Call options effectively cap our pricing for the crude oil, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against volatile crude oil price increases, and during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Currently, we hedge approximately 18 months in advance of crude oil consumption.

We believe that operating fuel-efficient aircraft is the best hedge against high fuel prices. Alaska operates an all-Boeing 737 fleet and Horizon operates an all-Bombardier Q400 turboprop fleet. Air Group's fuel-efficiency rate expressed in available seat miles flown per gallon (ASMs/g) improved from 73.6 ASMs/g in 2010 to 76.9 ASMs/g in 2014. These improvements have not only reduced our fuel consumption rate, but also the amount of greenhouse gases and other pollutants that our operations emit.

COMPETITION

Competition in the airline industry is intense and unpredictable. Our competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. Our five principal competitors, in order of competitive overlap, are Delta, United, Southwest, American, and Hawaiian. Delta significantly increased their capacity at Sea-Tac in 2014, and we expect them to continue to do so in 2015. Based on schedules filed with the U.S. Department of Transportation, we expect the amount of competitive capacity overlap from these carriers to increase more than 12% in 2015, weighted based on our network. We also compete with several other domestic and international carriers, but to a lesser extent than with our principal competitors.

We believe that the following principal competitive factors are important to our customers:

•	Safety record

•	Customer service and reputation

We compete with other airlines in areas of customer service such as on-time performance, passenger amenities - including first class seating, quality of buy-on-board products, aircraft type, and comfort. In 2014, Alaska Airlines ranked “Highest in Customer Satisfaction among Traditional Network Carriers” by J.D. Power and Associates for the seventh year in a row. All of our 2014 mainline aircraft deliveries included the Boeing Sky Interior, and we launched the new Alaska Beyond™ in-flight experience, which features our streaming in-flight entertainment, gourmet food designed by Tom Douglas, and comfortable seats with additional space and power as part of our exceptional, above and beyond flight experience.

•	Fares and ancillary services

The pricing of fares is a significant competitive factor in the airline industry, and the increased availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. Pricing is driven by a variety of factors including, but not limited to, market-specific capacity, market share per route/geographic area, cost structure, fare vs. ancillary revenue strategies, and demand.

For example, airlines often discount fares to drive traffic in new markets or to stimulate traffic when necessary to improve load factors. In addition, traditional network carriers have been able to reduce their operating costs through bankruptcies and mergers, while low-cost carriers have continued to grow their fleets and expand their networks, potentially enabling them to better control costs per available seat mile (the average cost to fly an aircraft seat one mile), which in turn may enable them to lower their fares. These factors can reduce our pricing power and that of the airline industry as a whole.

Domestic airline capacity is dominated by four large carriers, representing approximately 85% of total seats. Accordingly, if these carriers discount their fares or enter into our core markets, we must match those fares in order to maintain our load factors, often resulting in year-over-year decreases in our yields. We will defend our core markets vigorously, and if necessary redeploy capacity to better match supply with demand. We believe the restructuring we've completed over the past decade has decreased our costs to the point we can offer competitive fares while still earning appropriate pre-tax margins.

•	Routes served, flight schedules, codesharing and interline relationships, and frequent flier programs

We also compete with other airlines based on markets served, the frequency of service to those markets, and frequent flier opportunities. Some airlines have more extensive route structures than we do, and they offer significantly more international routes. In order to expand opportunities for our customers, we enter into codesharing and interline relationships with other airlines that provide reciprocal frequent flier mileage credit and redemption privileges. These relationships allow us to offer our customers access to more destinations than we can on our own, gain exposure in markets we don't serve and allow our customers more opportunities to earn and redeem frequent flier miles. Our Mileage Plan™ offers one of the most comprehensive benefits to our members with the ability to earn and redeem miles on 14 of our partner carriers.

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

•	Reservation call centers: These call centers are located in Phoenix, AZ, Kent, WA, and Boise, ID. We generally charge a $15 fee for booking reservations through these call centers.

Our sales by channel are as follows:

	2014	2013	2012	2011	2010
Alaskaair.com	57%	55%	54%	51%	48%
Traditional agencies	25%	27%	27%	28%	28%
Online travel agencies	12%	13%	13%	13%	15%
Reservation call centers	6%	5%	6%	8%	9%
Total	100%	100%	100%	100%	100%

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

In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	general economic conditions and resulting changes in passenger demand,

•      changes in fuel costs,

•	pricing initiatives by us or our competitors,

•	increases in competition at our primary airports, and

•	increases or decreases in passenger and volume-driven variable costs.

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

EMPLOYEES

Our business is labor intensive. As of December 31, 2014, we employed 13,952 (10,846 at Alaska and 3,106 at Horizon) active full-time and part-time employees. Wages and benefits, including variable incentive pay, represented approximately 41% of our total non-fuel operating expenses in both 2014 and 2013.

Most major airlines, including ours, have employee groups that are covered by collective bargaining agreements. Airlines with unionized work forces have higher labor costs than carriers without unionized work forces, and they may not have the ability to adjust labor costs downward quickly enough to respond to new competition or slowing demand. At December 31, 2014, labor unions represented 83% of Alaska’s and 48% of Horizon’s employees. Our relations with our U.S. labor organizations are governed by the Railway Labor Act (RLA). Under this act, collective bargaining agreements do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in self-help.

Alaska’s union contracts at December 31, 2014 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association International (ALPA)	Pilots	1,562	Amendable 03/31/2018
Association of Flight Attendants (AFA)	Flight attendants	3,374	Amendable 12/17/2019
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	613	Amendable 7/19/2018
IAM	Clerical, office and passenger service	2,717	Amendable 1/1/2019
Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	630	Amendable 10/17/2016
Mexico Workers Association of Air Transport	Mexico airport personnel	85	Amendable 9/29/2014
Transport Workers Union of America (TWU)	Dispatchers	41	Amendable 3/24/2015

Horizon’s union contracts at December 31, 2014 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	607	Amendable 12/14/2018
AFA	Flight attendants	550	Amendable 07/18/18
IBT	Mechanics and related classifications	272	Amendable 12/16/2020
National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	50	Amendable 2/14/2016

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and executive officers of Alaska and Horizon who have significant decision-making responsibilities, their positions and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
Bradley Tilden	Chairman, President and Chief Executive Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc. and Chief Executive Officer of Horizon Air Industries, Inc.	54	1994

Benito Minicucci	Executive Vice President/Operations and Chief Operating Officer of Alaska Airlines, Inc.	48	2004

Brandon Pedersen	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	48	2003

Andrew Harrison	Senior Vice President of Planning and Revenue Management of Alaska Air Group, Inc. and Alaska Airlines, Inc.	44	2008

Dave Campbell	President and Chief Operating Officer of Horizon Air Industries, Inc.	53	2014

Herman Wacker	Chief Ethics & Compliance Officer, General Counsel, and Vice President of Legal at Alaska Air Group, Inc.	66	2014

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

Mr. Pedersen joined Alaska Airlines in 2003 as Staff Vice President/Finance and Controller of Alaska Air Group and Alaska Airlines and was elected Vice President/Finance and Controller for both entities in 2006. He was elected Vice President/Finance and Chief Financial Officer of Alaska Air Group and Alaska Airlines in June 2010, and elected as Executive Vice President/Finance and Chief Financial Officer in 2014. He is a member of Air Group's Management Executive Committee.

Mr. Harrison joined Alaska Airlines in 2003 as the Managing Director of Internal Audit and was elected Vice President of Planning and Revenue Management in 2008. He was elected Senior Vice President of Planning and Revenue Management in 2014. He is a member of Air Group's Management Executive Committee.

Mr. Campbell joined Horizon Air in 2014 as President and Chief Operating Officer. Prior to joining Horizon, Mr. Campbell served more than 25 years of experience in maintenance and flight operations. Most recently, he served as the vice president of maintenance and engineering at jetBlue Airways from January 2014 to August 2014, and prior to that, he served as vice president of safety and operational performance at American Airlines. He joined American in 1988 after serving for four years in the U.S. Air Force and has overseen maintenance, quality, technical operations and safety. He is a member of Air Group's Management Executive Committee.

Mr. Wacker has been Chief Ethics & Compliance Officer at Alaska Air Group, Inc. and Alaska Airlines, Inc. since May 2014 and was elected General Counsel in October 2014. Mr. Wacker has been Vice President of Legal at Alaska Air Group, Inc. since February 2014 and served as its Managing Director of Labor & Employment Law from June 2007 to February 2014. He served as an Associate General Counsel of Alaska Airlines Inc. and Alaska Air Group Inc. since June 2007. He is a member of Air Group's Management Executive Committee.

REGULATION

GENERAL

The airline industry is highly regulated. The Department of Transportation (DOT), the Federal Aviation Administration (FAA) and the Transportation Security Administration (TSA) exercise significant regulatory authority over air carriers.

•
DOT: In order to provide passenger and cargo air transportation in the U.S., a domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. Certificates do not expire, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificates. While airlines are permitted to establish their own fares without governmental regulation, the DOT has jurisdiction over the approval of international codeshare agreements, marketing alliance agreements between major domestic carriers, international and some domestic route authorities, Essential Air Service market subsidies, carrier liability for personal or property damage, and certain airport rates and charges disputes. International treaties may also contain restrictions or requirements for flying outside of the U.S. and impose different carrier liability limits than those applicable to domestic flights. The DOT has been active in implementing a variety of “passenger protection” regulations, covering subjects such as advertising, passenger communications, denied boarding compensation and tarmac delay response.

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

•
TSA: Airlines serving the U.S. must operate a TSA-approved Aircraft Operator Standard Security Program (AOSSP), and comply with TSA Security Directives (SDs) and regulations. Airlines are subject to enforcement actions that are brought by the TSA from time to time for alleged violations of the AOSSP, SDs or security regulations. We are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate. Under TSA authority, we are required to collect a September 11 Security Fee of $5.60 per one-way trip from passengers and remit that sum to the government to fund aviation security measures. Through September 2014, carriers also paid the TSA a security infrastructure fee to cover passenger and property screening costs. These security infrastructure fees amounted to $10 million in 2014 and $13 million each year in 2013 and 2012.

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

INSURANCE

We carry Airline Hull, Spares and Comprehensive Legal Liability Insurance in amounts and of the type generally consistent with industry practice to cover damage to aircraft, spare parts and spare engines, as well as bodily injury and property damage to passengers and third parties.  We also have coverage for War and Allied Perils, including hijacking, terrorism, malicious acts, strikes, riots, civil commotion and other identified perils.

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

Like other airlines, our operations often are affected by delays, cancellations and other conditions caused by factors largely beyond our control.

Other conditions that might impact our operations include:

•	lack of a national airline policy;

•	lack of operational approval (e.g. new routes, aircraft deliveries, etc.) due to government shutdown;

•	congestion at airports or air traffic control problems;

•	adverse weather conditions;

•	increased security measures or breaches in security;

•	contagious illness and fear of contagion;

•	international or domestic conflicts or terrorist activity; and

•	other changes in business conditions.

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

Our strategy is to focus on serving a few key markets, including Seattle, Los Angeles, Anchorage, Portland, Hawaii and San Diego. A significant portion of our flights occur to and from our Seattle hub. In 2014, passengers to and from Seattle accounted for 61% of our total passengers.

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

The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. We are also highly dependent on U.S. consumer confidence and the health of the U.S. economy. Unfavorable U.S. economic conditions have historically driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and shorthaul travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forgo air travel by using communication alternatives such as videoconferencing and the Internet or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions also hamper the ability of airlines to raise fares to counteract increased fuel, labor, and other costs. Unfavorable or even uncertain economic conditions could negatively affect our financial condition and results of operations.

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

We rely on partner airlines for codeshare and frequent flier marketing arrangements.

Alaska and Horizon are parties to marketing agreements with a number of domestic and international air carriers, or “partners," including, but not limited to, American Airlines and Delta Air Lines. These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska codeshare flights. In addition, the agreements generally provide that members of Alaska’s Mileage Plan™ program can earn miles on or redeem miles for partner flights and vice versa. We receive revenue from flights sold under codeshare and from interline arrangements. In addition, we believe that the frequent flier arrangements are an important part of our Mileage Plan™ program. The loss of a significant partner through bankruptcy, consolidation, or otherwise, could have a negative effect on our revenues or the attractiveness of our Mileage Plan™, which we believe is a source of competitive advantage.

There is ongoing speculation that further airline consolidation or reorganization could occur in the future. We routinely engage in analysis and discussions regarding our own strategic position, including alliances, codeshare arrangements, interline arrangements, frequent flier program enhancements, and may have future discussions with other airlines regarding similar activities. If other airlines participate in consolidation or reorganization, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of ours and potentially impairing our ability to realize expected benefits from our own strategic relationships.

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

FINANCIAL CONDITION AND FINANCIAL MARKETS

Our business, financial condition, and results of operations are substantially exposed to the volatility of jet fuel prices. Significant increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses, accounting for 32%, 34% and 35% of total operating expenses for the years ended 2014, 2013 and 2012, respectively. Future increases in the price of jet fuel may harm our business, financial condition and results of operations, unless we are able to increase fares and fees, or add additional ancillary fees to attempt to recover increasing fuel costs.

Certain of the Company’s financing agreements have covenants that impose operating and financial restrictions on the Company and its subsidiaries.

Certain of our credit facilities and indentures governing our secured borrowings impose certain operating and financial covenants on us. Such covenants require us to maintain, depending on the particular agreement, minimum liquidity and/or minimum collateral coverage ratios, and other negative covenants customary for such financings. A decline in the value of collateral could result in a situation where we may not be able to maintain the required collateral coverage ratio.

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

As of December 31, 2014, the average age of our NextGen aircraft (B737-800, -900, -900ERs) was approximately 6.1 years, and the average age of our Q400 aircraft was approximately 8.1 years. Our relatively new aircraft require less maintenance now than they will in the future. Any significant increase in maintenance expenses could have a material adverse effect on our results of operations.

BRAND AND REPUTATION

As we evolve our brand to appeal to a changing demographic and grow into new markets, we will engage in strategic initiatives that may not be favorably received by all customers.

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

Labor costs are a significant component of our total expenses, accounting for approximately 41%, 42% and 42% of our non-fuel operating expenses in 2014, 2013 and 2012, respectively. Each of our represented employee groups has a separate collective bargaining agreement, and could make demands that would increase our operating expenses and adversely affect our financial performance if we agree to them. The same result could apply if we experience a significant increase in vendor labor costs that ultimately flow through to us.

As of December 31, 2014, labor unions represented approximately 83% of Alaska’s and 48% of Horizon’s employees. Although we have been successful in maturing communications, negotiating approaches, and other strategies to enhance workforce engagement in the Company's long-term vision, future uncertainty around open contracts could be a distraction, affecting employee focus in our business and diverting management’s attention from other projects and issues.

We compete against the major U.S. airlines and other businesses for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, sustain employee engagement in the Company's strategic vision, or if we are unsuccessful at implementing succession plans for our key staff, we may be unable to grow or sustain our business. In recent years, there have been pilot shortages in the regional market. Attrition beyond normal levels could negatively impact our operating results and our business prospects could be harmed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2014:

Aircraft Type	Seats	Owned	Leased	Total	Average Age in Years
B737 Freighters & Combis	0/72	6	—	6	21.2
B737-400/700	144/124	17	18	35	16.9
B737-800/900/900ER	163/181/181	86	10	96	6.1
Total Mainline Fleet		109	28	137	9.5
Q400	76	36	15	51	8.1
CRJ-700(a)	70	2	6	8	12.3
Total Regional Fleet		38	21	59	8.7
Total		147	49	196	9.3

(a)	We also have eight leased CRJ-700s currently subleased to a third party to be operated for other carriers.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations" discusses future orders and options for additional aircraft.

71 of our owned aircraft secure long-term debt arrangements or collateralize our revolving credit facility.  See further discussion in “Liquidity and Capital Resources."

Alaska’s leased B737 aircraft have lease expiration dates between 2015 and 2022. Horizon’s leased Q400 aircraft have expiration dates in 2018, and the leases on the 14 CRJ-700 aircraft have expiration dates between 2018 and 2020.  Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.

GROUND FACILITIES AND SERVICES

We own terminal buildings in various cities in the state of Alaska and several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) near Seattle, WA. These include a multi-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and datacenter, and various other commercial office buildings.

We lease ticket counters, gates, cargo and baggage space, ground equipment, office space, and other support areas at the majority of the airports they serve. We also lease operations, training, and aircraft maintenance facilities in Portland and Spokane, as well as line maintenance stations in Boise, Bellingham, Eugene, San Jose, Medford, Redmond, Seattle, and Spokane. Further, we lease call center facilities in Phoenix, AZ and Boise, ID.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2014, there were 131,556,573 shares of common stock of Alaska Air Group, Inc. issued and 131,481,473 shares outstanding and 2,555 shareholders of record. In 2014, we paid quarterly dividends of $0.125 per share in March, June, September, and December. Our common stock is listed on the New York Stock Exchange (symbol: ALK). The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange:

	2014		2013
	High	Low	High	Low
First Quarter	$46.66	$36.48	$31.98	$21.97
Second Quarter	50.04	44.56	33.74	25.21
Third Quarter	49.64	42.60	32.11	25.83
Fourth Quarter	59.77	41.49	39.10	30.59

SALES OF NON-REGISTERED SECURITIES

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
October 1, 2014 – October 31, 2014	853,906	$45.81	853,906
November 1, 2014 – November 30, 2014	584,947	55.58	584,947
December 1, 2014 – December 31, 2014	619,851	57.08	619,851
Total	2,058,704	$52.82	2,058,704	$384

Purchased pursuant to a $650 million repurchase plan authorized by the Board of Directors in May 2014.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2009 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2009.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

	2014		2013		2012		2011		2010
CONSOLIDATED OPERATING RESULTS (audited)
Year Ended December 31 (in millions, except per-share amounts):
Operating Revenues(a)	$5,368		$5,156		$4,657		$4,318		$3,832
Operating Expenses	4,406		4,318		4,125		3,869		3,361
Operating Income	962		838		532		449		471
Nonoperating income (expense), net of interest capitalized(b)	13		(22)		(18)		(55)		(65)
Income before income tax	975		816		514		394		406
Net Income	$605		$508		$316		$245		$251
Average basic shares outstanding	135.445		139.910		141.416		143.510		143.288
Average diluted shares outstanding	136.801		141.878		143.568		146.842		147.142
Basic earnings per share	4.47		3.63		2.23		1.71		1.75
Diluted earnings per share	4.42		3.58		2.20		1.66		1.71
Cash dividend declared per share	$0.50		0.20		—		—		—
CONSOLIDATED FINANCIAL POSITION (audited)
At End of Period (in millions):
Total assets	6,181		5,838		5,505		5,167		5,017
Long-term debt, including current portion	803		871		1,032		1,307		1,534
Shareholders' equity	2,127		2,029		1,421		1,174		1,106
OPERATING STATISTICS (unaudited)
Consolidated:(c)
Revenue passengers (000)	29,278		27,414		25,896		24,790		23,334
Revenue passenger miles (RPM) (000,000) "traffic"	30,718		28,833		27,007		25,032		22,841
Available seat miles (ASM) (000,000) "capacity"	36,078		33,672		31,428		29,627		27,736
Load factor	85.1%		85.6%		85.9%		84.5%		82.4%
Yield	14.91	¢	14.80	¢	14.92	¢	14.81	¢	14.30	¢
Passenger revenues per ASM (PRASM)	12.69	¢	12.67	¢	12.82	¢	12.51	¢	11.78	¢
Operating revenues per ASM (RASM)(d)	14.88	¢	14.74	¢	14.82	¢	14.57	¢	13.82	¢
Operating expenses per ASM, excluding fuel and noted items (CASMex)(d)	8.36	¢	8.47	¢	8.48	¢	8.55	¢	8.82	¢
Mainline:
Revenue passengers (000)	20,972		19,737		18,526		17,810		16,514
RPMs (000,000) "traffic"	27,778		26,172		24,417		22,586		20,350
ASMs (000,000) "capacity"	32,430		30,411		28,180		26,517		24,434
Load factor	85.7%		86.1%		86.6%		85.2%		83.3%
Yield	13.58	¢	13.33	¢	13.45	¢	13.26	¢	12.75	¢
PRASM	11.64	¢	11.48	¢	11.65	¢	11.29	¢	10.62	¢
CASMex(d)	7.45	¢	7.54	¢	7.56	¢	7.60	¢	7.85	¢
Regional:
Revenue passengers (000)	8,306		7,677		7,371		6,980		6,820
RPMs (000,000) "traffic"	2,940		2,661		2,590		2,446		2,491
ASMs (000,000) "capacity"	3,648		3,261		3,247		3,110		3,302
Load factor	80.6%		81.6%		79.8%		78.6%		75.4%
Yield	27.40	¢	29.20	¢	28.81	¢	29.13	¢	26.95	¢
PRASM	22.08	¢	23.83	¢	22.98	¢	22.94	¢	20.33	¢

(a)	In the third quarter of 2013, the Company adopted Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13).

(b)	Capitalized interest was $20 million, $21 million, $18 million, $12 million, and $6 million for 2014, 2013, 2012, 2011, and 2010, respectively.

(c)	Includes flights under Capacity Purchase Agreements operated by PenAir and by SkyWest beginning in May 2011.

(d)	See reconciliation of RASM and CASMex to the most directly related GAAP measure in the "Results of Operations" section.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•	Year in Review—highlights from 2014 outlining some of the major events that happened during the year and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three years presented in our consolidated financial statements. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. We believe this analysis will help the reader better understand our consolidated statements of operations. Financial and statistical data is also included here. This section also includes forward-looking statements regarding our view of 2015.

•	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, contractual obligations, commitments and off-balance sheet arrangements, and an overview of financial position.

•	Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

YEAR IN REVIEW

Our 2014 consolidated pretax income was $975 million compared to $816 million in 2013. The $159 million improvement was primarily due to the net increase of $212 million in revenues, a decrease of $49 million in our fuel expense, and $13 million in non-operating income compared to a non-operating loss of $22 million in the prior year. Partially offsetting these benefits was an increase in non-fuel operating expenses of $167 million, or 6%, to support the increased capacity of 7%.

The growth in revenues of $212 million was primarily due to an increase in passenger revenue of $312 million resulting from a 6.5% increase in traffic and 0.7% higher ticket yields, partially offset by a special mileage plan revenue item of $192 million resulting from the adoption of new accounting standards in the prior year. The increase in operating expenses was primarily due to increases in wages and benefits, contracted services and depreciation expense as we expanded our fleet and entered into new markets where we almost exclusively use vendors for our station operations.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of Non-GAAP measures to the most directly comparable GAAP measure.

Accomplishments and Highlights

Financial highlights from 2014 include:

•	Reported record full-year net income, excluding special items, of $571 million, or $4.18 per diluted share, compared to $383 million, or $2.70 per diluted share in 2013.

•	Reported net income for the full year under GAAP of $605 million, or $4.42 per diluted share, compared to net income of $508 million, or $3.58 per diluted share in 2013.

•	Declared a $0.20 per share dividend, up 60% from the prior quarter. The dividend will be paid on March 10, to shareholders of record as of February 24, 2015.

•	Paid $0.125 per-share quarterly cash dividend on December 3, bringing total dividend payments in 2014 to $68 million.

•
Repurchased 7,316,731 shares of common stock for an average price of $47.23 during 2014 for $348 million, or 6.9% of market capitalization at the beginning of 2014. Since 2007, Air Group has used $827 million to repurchase 49 million shares at an average price of $16.85.

•	Grew passenger revenues by 8% compared to the fourth quarter of 2013, and by 7% compared to full-year 2013.

•	Generated record full-year adjusted pretax margin of 17.2% in 2014 compared to 12.4% in 2013.

•	Achieved return on invested capital of 18.6% in 2014, compared to 13.6% in 2013.

•	Generated over $1.0 billion in operating cash flows and $336 million in free cash flows in 2014.

•	Lowered adjusted debt-to-total capitalization ratio to 31% as of December 31, 2014.

•	Held $1.2 billion in unrestricted cash and marketable securities as of December 31, 2014.

•	Became one of only two U.S. airlines with investment grade credit ratings.

•	Named "Top Dividend Stock of the Dow Transports" at Dividend Channel with 1.2% yield.

Year-to-date highlights of Alaska Air Group's five-year strategic plan:
Safety & Compliance

•	Launched Ready, Safe, Go safety campaign designed to increase safety awareness across the Air Group System.
People Focus

•
Awarded a record $116 million in incentive pay to employees for 2014, or more than one month's pay for most employees. Over the last five years, employees have earned more than $473 million in incentive pay, averaging 8.7% of annual pay.

•	Signed a five-year agreement with Alaska Airline's Flight Attendants in December 2014.

•	Signed a six-year contract with Horizon's aircraft technicians and fleet service agents in June 2014.

•	Signed a five-year contract with Alaska's clerical, office, and passenger service employees in April 2014.

•	Signed a four-year contract with Horizon's dispatchers in April 2014.

•	Completed "Gear Up" - an intensive leadership workshop for over 1,200 leaders at Alaska and Horizon.
Hassle-free Customer Experience

•	Ranked "Highest in Customer Satisfaction Among Traditional Network Carriers" by J.D. Power and Associates for the seventh year in a row.

•	Ranked as the best airline in the U.S. by The Wall Street Journal's "Middle Seat" scorecard for two consecutive years.

•	Ranked highest by frequent fliers in the first-ever J.D. Power Airline Loyalty/Rewards Program Satisfaction Report.

•	Held the top spot in U.S. Department of Transportation on-time performance among largest eight U.S. airlines for the twelve months ended November 2014.

•	Named No. 1 on-time carrier in North America for the fifth year in a row by FlightStats in January 2015.

•	Launched online self-tag baggage options for passengers flying from Seattle to San Diego, Anchorage, and Juneau.

•	Became the launch customer of Boeing's new, innovative, high-capacity 737 Space Bins, which will increase bag capacity in the cabin by 48%.
Energetic & Compelling Brand

•	Launched Alaska Beyond™ in-flight experience featuring gourmet Tom Douglas signature meals, new streaming in-flight entertainment, and power at every seat on our 737-800/900/900ER aircraft.

•	Received the 2014 Community Impact Award from Seattle Business Magazine.

•	Celebrated the opening of the Alaska Airlines Center sports complex at the University of Alaska Anchorage.

•
Committed over $7 million to support local communities, including job training for workers at the Seattle-Tacoma airport, STEM-focused education programs at Seattle's Museum of Flight, and Seattle's new bicycle sharing program.

•	Flew 13 relief flights to Los Cabos, Loreto, and Mazatlan, Mexico and transported approximately 2,000 passengers to safety following Hurricane Odile.
Low Fares, Low Costs, and Network Growth

•	Delivered ten additional Boeing 737-900ERs, which will further strengthen Alaska's fuel-efficient fleet.

•	Exercised options for two Q400 aircraft to be delivered in 2017, and ordered an additional Q400.

•	Added new Recaro seats and power at every seat for 95 aircraft.

•	Increased fuel efficiency (as measured by seat-miles per gallon) by 2.1% over 2013.

•	Added split-scimitar winglets to 48 planned aircraft, which are expected to improve fuel efficiency by 1.5% per aircraft.

•	Lowered unit costs excluding fuel and special items for the fifth consecutive year, to the lowest level ever.

•	Grew Seattle departures by 4% in 2014 and expect to grow Seattle departures by 10% in 2015.

•	New routes launched and announced in 2014 are as follows:

New Non-Stop Routes (Launched)	Frequency	Start Date
Salt Lake City to Portland	2x Daily	6/9/2014
Salt Lake City to San Diego	2x Daily	6/10/2014
Salt Lake City to Los Angeles	Daily	6/11/2014
Salt Lake City to San Jose	Daily	6/12/2014
Salt Lake City to Boise	Daily	6/16/2014
Salt Lake City to Las Vegas	2x Daily	6/16/2014
Salt Lake City to San Francisco	Daily	6/18/2014
Portland to Kalispell	Daily, Seasonal	6/9/2014
Seattle to New Orleans	Daily	6/12/2014
Seattle to Tampa	Daily	6/20/2014
Seattle to Baltimore	Daily	9/2/2014
Seattle to Detroit	Daily	9/4/2014
Seattle to Albuquerque	Daily	9/18/2014
Portland to Puerto Vallarta, Mexico	3x Weekly (Seasonal)	11/4/2014
Seattle to Cancun, Mexico	Daily (Seasonal0	11/6/2014
Portland to Los Cabos, Mexico	4x Weekly (Seasonal)	11/20/2014

New Non-Stop Routes (Announced)	Frequency	Start Date
Las Vegas to Mammoth Lakes	2x Weekly (Seasonal)	1/15/2015
San Diego to Kona	3x Weekly	3/5/2015
Seattle to Washington D.C. (Dulles)	Daily	3/11/2015
Seattle to Milwaukee	Daily	7/1/2015
Seattle to Oklahoma City	Daily	7/1/2015
Portland to St. Louis	Daily	7/1/2015

Capital Allocation

In 2014, we repurchased 7,316,731 shares of our common stock for $348 million under the share repurchase programs authorized by our Board of Directors. Since 2007, we have repurchased 49 million shares of common stock under such programs for $827 million for an average price of approximately $17 per share. In 2014, we increased our quarterly dividend 25% from $0.10 per share to $0.125 per share, and subsequent to December 31, 2014, we announced a 60% increase to $0.20 per share. Overall, we returned $416 million to shareholders during 2014 and expect to exceed that amount in 2015.

Outlook

Our primary focus every year is to run safe, compliant and reliable operations at our airlines.  In addition to our primary objective, we will remain focused on providing a hassle-free experience for our customers, and building a compelling brand to support network growth. Specifically, we will continue to improve our in-flight experience with our Alaska Beyond™ in-flight experience featuring Tom Douglas signature meals, new streaming in-flight entertainment, comfortable Recaro seats with power at every seat, and our award-winning customer service.

Currently, we see strong demand for 2015, and because of our strong balance sheet and the structure of our fleet, we will flex our fleet to meet demand and allocate capacity in the markets that meet our return objectives. This includes our expectation to grow departures out of Seattle by 10% in 2015. Additionally, competitive capacity is expected to be 15% higher in the first quarter and 12% higher in 2015 based on current schedules. We expect Delta Air Lines, our largest direct competitor, to increase its overlapping capacity from 41% in 2014 to 50% in 2015.

Long-term, we plan to vigorously defend our markets through great customer service, Mileage Plan™ promotions, schedule changes, community events, and additional advertising efforts. We will also continue to focus on lowering unit costs so that we can compete more effectively. Furthermore, the significant decline in fuel prices over the past several months improves our financial outlook as fuel is one of our largest operating expenses.

Given our current fleet plan, we expect capacity to increase approximately 11% in the first quarter of 2015 and between 9% and 10% for the full-year 2015.

RESULTS OF OPERATIONS

2014 COMPARED WITH 2013

Our consolidated net income for 2014 was $605 million, or $4.42 per diluted share, compared to net income of $508 million, or $3.58 per diluted share, in 2013. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions. For 2014, we recognized net mark-to-market adjustments of $23 million ($15 million after tax, or $0.11 per diluted share) compared to gains of $8 million ($5 million after tax, or $0.03 per share) in 2013.

•
In 2014, we recognized a one-time, non-cash benefit from the curtailment of certain post-retirement benefit plans of $20 million and a one-time gain associated with the settlement of a legal matter of $10 million. The aggregate $30 million ($19 million in aggregate after tax, or $0.13 per diluted share) is included in Special items in the consolidated statement of operations.

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

•
Prior year Operating revenue per ASM (RASM) excludes a favorable, one-time, non-cash Special mileage plan revenue item of $192 million primarily related to our modified affinity card agreement with Bank of America, executed in July 2013. In accordance with accounting standards, we recorded this item in the third quarter of 2013, and it reflects a non-cash adjustment of the value of miles outstanding in the program. We believe it is appropriate to exclude this special revenue item from recurring revenues from operations;

•	CASM excluding fuel and special items is one of the most important measures used by management and by the
Air Group Board of Directors in assessing quarterly and annual cost performance;

•
Our results excluding fuel expense and special items serve as the basis for our various employee incentive plans, thus the information allows investors to better understand the changes in variable incentive pay expense in our consolidated statements of operations; and

•	It is useful to monitor performance without these items as it improves a reader’s ability to compare our results to those of other airlines.

Although we are presenting these non-GAAP amounts for the reasons above, investors and other readers should not necessarily conclude that these amounts are non-recurring, infrequent, or unusual in nature.

Excluding the impact of mark-to-market fuel hedge adjustments, special items, and the one-time Special mileage plan revenue item, our adjusted consolidated net income for 2014 was $571 million, or $4.18 per diluted share, compared to an adjusted consolidated net income of $383 million, or $2.70 per share, in 2013.

	Twelve Months Ended December 31,
	2014		2013
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$605	$4.42	$508	$3.58
Mark-to-market fuel hedge adjustments, net of tax	(15)	(0.11)	(5)	(0.03)
Special items, net of tax	(19)	(0.14)	—	—
Special mileage plan revenue, net of tax	—	—	(120)	(0.85)
Non-GAAP adjusted income and per-share amounts	$571	$4.18	$383	$2.70

Revenues adjusted for the one-time Special mileage plan item are as follows:

	Twelve Months Ended December 31,
	2014		2013		% Change
Total operating revenues	$5,368		$5,156		4.1
Less: Special mileage plan revenue	—		192		NM
Adjusted Revenue	$5,368		$4,964		8.1
Consolidated ASMs	36,078		33,672		7.1
RASM	14.88	¢	14.74	¢	0.9
NM - Not Meaningful

Our operating costs per ASM (CASM) are summarized below:

	Twelve Months Ended December 31,
	2014		2013		% Change
Consolidated:
Total operating expenses per ASM (CASM)	12.21	¢	12.82	¢	(4.8)
Less the following components:
Aircraft fuel, including hedging gains and losses	3.93		4.35		(9.7)
Special items	(0.08)		—		NM
CASM, excluding fuel and fleet transition costs	8.36	¢	8.47	¢	(1.3)

Mainline:
Total mainline operating expenses per ASM (CASM)	11.15	¢	11.77	¢	(5.3)
Less the following components:
Aircraft fuel, including hedging gains and losses	3.79		4.23		(10.4)
Special items	(0.09)		—		NM
CASM, excluding fuel	7.45	¢	7.54	¢	(1.2)
NM - Not meaningful

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure performance. We often refer to unit revenues and adjusted unit costs, which is a non-GAAP measure.

	Twelve Months Ended December 31,
	2014	2013	Change	2012	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	29,278	27,414	6.8%	25,896	5.9%
RPMs (000,000) "traffic"	30,718	28,833	6.5%	27,007	6.8%
ASMs (000,000) "capacity"	36,078	33,672	7.1%	31,428	7.1%
Load factor	85.1%	85.6%	(0.5) pts	85.9%	(0.3) pts
Yield	14.91¢	14.80¢	0.7%	14.92¢	(0.8)%
PRASM	12.69¢	12.67¢	0.2%	12.82¢	(1.2)%
RASM(b)	14.88¢	14.74¢	0.9%	14.82¢	(0.5)%
CASM excluding fuel and fleet transition costs(b)	8.36¢	8.47¢	(1.3)%	8.48¢	(0.1)%
Economic fuel cost per gallon(b)	$3.08	$3.30	(6.7)%	$3.37	(2.1)%
Fuel gallons (000,000)	469	447	4.9%	422	5.9%
ASM's per gallon	76.9	75.3	2.1%	74.5	1.1%
Average number of full-time equivalent employees (FTEs)	12,739	12,163	4.7%	11,955	1.7%

Mainline Operating Statistics:
Revenue passengers (000)	20,972	19,737	6.3%	18,526	6.5%
RPMs (000,000) "traffic"	27,778	26,172	6.1%	24,417	7.2%
ASMs (000,000) "capacity"	32,430	30,411	6.6%	28,180	7.9%
Load factor	85.7%	86.1%	(0.4) pts	86.6%	(0.5) pts
Yield	13.58¢	13.33¢	1.9%	13.45¢	(0.9)%
PRASM	11.64¢	11.48¢	1.4%	11.65¢	(1.5)%
CASM excluding fuel(b)	7.45¢	7.54¢	(1.2)%	7.56¢	(0.3)%
Economic fuel cost per gallon(b)	$3.07	$3.30	(7.0)%	$3.36	(1.8)%
Fuel gallons (000,000)	407	393	3.6%	368	6.8%
ASM's per gallon	79.7	77.4	3.0%	76.6	1.0%
Average number of FTE's	9,910	9,493	4.4%	9,178	3.4%
Aircraft utilization	10.5	10.6	(0.9)%	10.7	(0.9)%
Average aircraft stage length	1,182	1,177	0.4%	1,161	1.4%
Mainline operating fleet at period-end	137 a/c	131 a/c	6 a/c	124 a/c	7 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	8,306	7,677	8.2%	7,371	4.2%
RPMs (000,000) "traffic"	2,940	2,661	10.5%	2,590	2.7%
ASMs (000,000) "capacity"	3,648	3,261	11.9%	3,247	0.4%
Load factor	80.6%	81.6%	(1.0) pts	79.8%	1.8 pts
Yield	27.40¢	29.20¢	(6.2)%	28.81¢	1.4%
PRASM	22.08¢	23.83¢	(7.3)%	22.98¢	3.7%

(a)	Except for FTEs, data includes information related to regional CPA flying with Horizon, SkyWest and PenAir.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to regional CPAs.

OPERATING REVENUES

Total operating revenues increased $212 million, or 4%, during 2014 compared to the same period in 2013.  Adjusted for the Special mileage plan revenue item recognized in 2013, operating revenues increased $404 million, or 8% during 2014. The changes are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2014	2013	% Change
Passenger
Mainline	$3,774	$3,490	8
Regional	805	777	4
Total passenger revenue	$4,579	$4,267	7
Freight and mail	114	113	1
Other - net	675	584	16
Special mileage plan revenue	—	192	NM
Total operating revenues	$5,368	$5,156	4
NM - Not meaningful

Passenger Revenue – Mainline

Mainline passenger revenue for 2014 increased by 8% on a 6.6% increase in capacity and a 1.4% increase in PRASM compared to 2013. The increase in capacity was driven by new routes, seats added to our existing fleet as part of our cabin improvement project, and delivery of 10 737-900ERs in 2014. The increase in PRASM was driven by a 1.9% increase in ticket yield, partially offset by a 0.4 point decrease in load factor compared to the prior year. Increase in yield was due to reallocation of capacity to markets with stronger demand and by a change in revenue allocation between Mainline and Regional service because of certain industry pricing changes. Without the industry change, Mainline yields would have increased by 0.9%.

We expect competitive pressures on unit revenues to continue into 2015. However, we expect total passenger revenue to increase with the expected 8% growth in our capacity.

Passenger Revenue – Regional

Regional passenger revenue increased by $28 million, or 4%, compared to 2013 on an 11.9% increase in capacity, partially offset by a 7.3% decrease in PRASM compared to 2013. The decrease in PRASM was due to a 6.2% decrease in ticket yield coupled with a 1.0 point decrease in load factor compared to the prior year. The decline in yield was driven mostly by a change in revenue allocation between Mainline and Regional service because of certain industry pricing changes. Without the revenue allocation adjustment, yield would have decreased 1.7%. Additionally, the average trip length for our Regional flights increased 3%, which also put downward pressure on yields.

We expect Regional passenger revenue to increase in 2015, primarily due to our expanded capacity purchase agreement with SkyWest to fly E-175 regional aircraft beginning in the third quarter of 2015. These aircraft will offer three booking classes.

Other – Net

Other—net revenue increased $91 million, or 16%, from 2013. This is primarily due to an increase in our Mileage Plan™ revenues of $39 million or 15%, due to increase in miles sold and an increase in cash received per mile. Additionally, bag fees and ticket change fees are up 23% and 12%, respectively, due to changes in our fee structure that took effect in November 2013.

We expect our Other—net revenue to increase in 2015 as we provide more product offerings and have more passengers.

Special Mileage Plan Revenue

In 2013, we modified and extended our co-branded credit card agreement with Bank of America Corporation (BAC). In connection with this agreement and as a result of applying related accounting standards, we recorded a one-time, non-cash Special mileage plan revenue item of $192 million primarily related to our revaluation of the deferred revenue liability related to miles previously sold to BAC.

OPERATING EXPENSES

Total operating expenses increased $88 million, or 2%, compared to 2013, primarily driven by higher non-fuel costs due to increased capacity. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,
(in millions)	2014	2013	% Change
Fuel expense	$1,418	$1,467	(3)
Non-fuel expenses	3,018	2,851	6
Special items	(30)	—	NM
Total Operating Expenses	$4,406	$4,318	2
NM - Not Meaningful

Significant operating expense variances from 2013 are more fully described below.

Wages and Benefits

Wages and benefits increased during 2014 by $50 million, or 5%, compared to 2013. The primary components of wages and benefits are shown in the following table:

	Twelve Months Ended December 31,
(in millions)	2014	2013	% Change
Wages	$862	$788	9
Medical and other benefits	150	145	3
Defined contribution plans	53	44	20
Pension - Defined benefit plans	9	50	(82)
Payroll taxes	62	59	5
Total wages and benefits	$1,136	$1,086	5

Wages increased 9%, primarily due to annualization of new labor contracts that included higher rates, a 4.7% increase in full-time employee equivalents, and an $8 million signing bonus paid to Alaska's flight attendants in December 2014 when a new collective bargaining agreement was ratified. The increase in FTEs is to support the growth in our business.

Defined contribution plans increased 20% due to an increase in the number of employees participating in the plans and an increase in the employer contribution for non-union employees previously in the pension plan.

Pension expense decreased 82%, compared to the same period in the prior year. The decline is due to having a lower accumulated loss to amortize as a result of higher plan assets, a higher discount rate at December 31, 2013 compared to December 31, 2012, and the freezing of plan benefits for our non-union employees beginning January 1, 2014.

We expect wages and benefits to be higher in 2015 compared to 2014 on a 3% to 4% increase in FTEs and higher pension expense of approximately $20 million.

Variable Incentive Pay

Variable incentive pay expense increased from $105 million in 2013 to $116 million in 2014. The increase is due to actual results exceeding our targets for financial and operational performance more so than in the prior year in addition to a higher wage base.

We expect variable incentive pay in 2015 to be lower due to changes to our incentive pay metrics to reflect our improving performance. However, actual amounts could differ based on 2015 performance.

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

Aircraft fuel expense decreased $49 million, or 3% compared to 2013. The elements of the change are illustrated in the following table:

	Twelve Months Ended December 31,
	2014		2013
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,400	$2.99	$1,423	$3.19
(Gains) losses on settled hedges	41	0.09	52	0.11
Consolidated economic fuel expense	$1,441	$3.08	$1,475	$3.30
Mark-to-market fuel hedge adjustments	(23)	(0.05)	(8)	(0.02)
GAAP fuel expense	$1,418	$3.03	$1,467	$3.28
Fuel gallons	469		447

Fuel gallons consumed increased 4.9% in line with the increase in departures and capacity, partially offset by a 2.1% improvement in fuel efficiency as measured by ASMs per gallon.

The raw fuel price per gallon decreased 6.3% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during 2014 was due to a decrease in average crude oil prices of 5.2% and decrease in refining margins of 15.7%, as compared to the prior year.

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

Losses recognized for hedges that settled during the year were $41 million in 2014, compared to losses of $52 million in 2013. These amounts represent the cash received, or paid, net of the premium expense recognized for those hedges.

In the third quarter of 2014, we discontinued the hedge program for refining margins. We currently expect our economic fuel price per gallon to be approximately 41.0% lower in the first quarter of 2015 than the first quarter of 2014 due to lower West Coast jet fuel prices and the decrease in premium costs related to our fuel hedge program. As both oil prices and refining margins are volatile, we are unable to forecast the full-year cost with any certainty.

Aircraft Maintenance

Aircraft maintenance decreased by $18 million, or 7%, compared to the prior year. The decrease is primarily due to a $22 million reduction in our power-by-the-hour (PBH) expense, $11 million in lower lease return costs, and five fewer unscheduled engine checks for our Q400 aircraft. Offsetting these decreases was an $11 million increase in engine maintenance expense primarily related to our 737-400 engines, and slightly higher airframe checks for both our 737 and Q400 fleet.

The decrease in our PBH expense is due to fewer engines covered by the contracts in the current year, along with reduced flying on the engines that are still under the current contract. The decrease is return costs is due to the four aircraft we returned during the current year and two aircraft we returned at the end of the prior year with no lease return costs expected for lease returns in 2015.

We expect aircraft maintenance to be 10% to 15% higher in 2015 due to an increase in our engine maintenance expense for both fleet types.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased $17 million, or 6%, primarily due to increased flying in 2014 as we increased capacity and entered into new markets.

We expect landing fees and other rental expenses to increase in 2015 due to the expected capacity growth.

Contracted Services

Contracted services increased $33 million, or 15%, including $15 million additional purchased capacity from SkyWest and $15 million increased contract ramp and passenger handling costs resulting from new stations and rate increases in Seattle.

We expect contracted services to be higher in 2015, as we expand into new stations and start E-175 flying with SkyWest.

Selling Expenses

Selling expenses increased by $20 million, or 11%, compared to 2013, mostly due to increased promotional and advertising activities in Seattle and increased credit card commissions from higher revenue.

We expect selling expense to increase in 2015, reflecting our growth in passengers.

Depreciation and Amortization

Depreciation and amortization expenses increased by $24 million, or 9%, due to increased number of aircraft in our fleet.

We expect depreciation and amortization expense to increase approximately 15% in the next year as we continue to purchase aircraft and make other customer focused investments.

Food and Beverage Service

Food and beverage service expenses increased by $9 million, or 11%, due to the increased number of passengers, and more premium product offerings.

We expect food and beverage expenses to outpace passenger growth in 2015, as we invest more in our onboard product.

Other Operating Expenses

Other operating expenses increased $30 million, or 11%, compared to 2013.  The increase is primarily driven by IT project costs, higher professional fees, and flight crew hotel costs.

We expect other operating expenses to be higher in 2015 due to additional training costs, and other personnel expenses.

Special Items

In the fourth quarter of 2014, we recorded special items for $30 million. This is primarily due to a $20 million non-cash curtailment gain related to certain post-retirement benefits that were reduced in 2014. The remaining gain is related to a one-time cash settlement related to a legal matter.

Consolidated Nonoperating Income (Expense)

During 2014, we recorded nonoperating income of $13 million, compared to an expense of $22 million in 2013. The $35 million favorable change is due to gains recorded in the current year related to the sale of certain equity securities and reduced interest expense due to lower average debt levels. Additionally, in the prior year, we incurred costs of $12 million to overhaul and repair three aircraft that were previously subleased to another carrier.

Operating Costs per Available Seat Mile

We are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Twelve Months Ended December 31,
	2014	2013	2014		2013		%Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$1,136	$1,086	3.16	¢	3.23	¢	(2.2)%
Variable incentive pay	116	105	0.32		0.31		3.2%
Aircraft maintenance	229	247	0.63		0.73		(13.7)%
Aircraft rent	110	119	0.30		0.35		(14.3)%
Landing fees and other rentals	279	262	0.77		0.78		(1.3)%
Contracted services	254	221	0.70		0.66		6.1%
Selling expenses	199	179	0.55		0.53		3.8%
Depreciation and amortization	294	270	0.81		0.80		1.3%
Food and beverage service	93	84	0.26		0.25		4.0%
Other	308	278	0.86		0.83		3.6%
Non-fuel Expenses(a)	$3,018	$2,851	8.36	¢	8.47	¢	(1.3)%

(a)	Excludes special items recorded in 2014.

Additional Segment Information

Refer to the Notes of the Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segments' profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $834 million in 2014 compared to $530 million in 2013. The $284 million increase in Mainline passenger revenue is described previously. Mainline operating expense excluding fuel increased by $124 million, due to increased capacity, departures, expanding to new locations, and higher advertising and promotional activity in Seattle and our new locations. Additionally, we increased spending on IT infrastructure projects, and incurred more depreciation as we continue to purchase aircraft. Economic fuel cost as defined above decreased due to a decline in the economic price per gallon, and increased fuel efficiency, slightly offset by an increase in consumption.

Alaska Regional

Pretax profit for Alaska Regional was $74 million in 2014 compared to $69 million in 2013. The $28 million increase in Alaska Regional passenger revenue is described previously. The increased Regional revenue was offset by higher expenses to support additional capacity. Additionally, we recorded a $12 million loss in 2013 related to overhaul and repair of three aircraft that were previously subleased to another carrier.

Horizon

Pretax profit for Horizon was $17 million in 2014 compared to $20 million in 2013. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased due to additional capacity in the state of Alaska. The $8 million increase in Horizon's non-fuel operating expenses was driven by increased wages to support additional aircraft in the fleet, higher pilot training costs, and increased depreciation and amortization due to the three additional Q400 aircraft added in Q4 of 2013.

2013 COMPARED WITH 2012

Our consolidated net income for 2013 was $508 million, or $3.58 per diluted share, compared to net income of $316 million, or $2.20 per diluted share, in 2012. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions. For 2013, we recognized net mark-to-market gains of $8 million ($5 million after tax, or $0.03 per diluted share) compared to losses of $38 million ($23 million after tax, or $0.17 per share) in 2012.

•
In 2013, we recognized a one-time, non-cash Special mileage plan revenue item of $192 million ($120 million after tax, or $0.85 per diluted share) that resulted from the application of new accounting rules associated with the modified Bank of America Affinity Card Agreement, and the effect of an increase in the estimate of the number of frequent flier miles expected to expire unused.

Excluding the mark-to-market fuel hedge adjustments, and the one-time Special mileage plan revenue item, our adjusted consolidated net income for 2013 was $383 million, or $2.70 per diluted share, compared to an adjusted consolidated net income of $339 million, or $2.37 per share, in 2012.

	Twelve Months Ended December 31,
	2013		2012
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$508	$3.58	$316	$2.20
Mark-to-market fuel hedge adjustments, net of tax	(5)	(0.03)	23	0.17
Special mileage plan revenue	(120)	(0.85)	—	—
Non-GAAP adjusted income and per-share amounts	$383	$2.70	$339	$2.37

Revenues adjusted for the one-time Special mileage plan item is as follows:

	Twelve Months Ended December 31,
	2013		2013		% Change
Total operating revenues	$5,156		$4,657		10.7
Less: Special mileage plan revenue	192		—		NM
Adjusted Revenue	$4,964		$4,657		6.6
Consolidated ASMs	33,672		31,428		7.1
RASM	14.74	¢	14.82	¢	(0.5)
NM - Not meaningful

Our operating costs per ASM are summarized below:

	Twelve Months Ended December 31,
	2013		2012		% Change
Consolidated:
Total operating expenses per ASM (CASM)	12.82	¢	13.12	¢	(2.3)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.35		4.64		(6.3)
CASM, excluding fuel and fleet transition costs	8.47	¢	8.55	¢	(0.9)

Mainline:
Total mainline operating expenses per ASM (CASM)	11.77	¢	12.09	¢	(2.6)
Less the following components:
Aircraft fuel, including hedging gains and losses	4.23		4.53		(6.6)
CASM, excluding fuel	7.54	¢	7.56	¢	(0.3)
NM - Not Meaningful

OPERATING REVENUES

Total operating revenues increased $499 million, or 11%, during 2013 compared to the same period in 2012. The changes are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2013	2012	% Change
Passenger
Mainline	$3,490	$3,284	6
Regional	777	746	4
Total passenger revenue	$4,267	$4,030	6
Freight and mail	113	111	2
Other - net	584	516	13
Special mileage plan revenue	192	—	NM
Total operating revenues	$5,156	$4,657	11
NM - Not meaningful

Passenger Revenue – Mainline

Mainline passenger revenue for 2013 increased by 6% on a 7.9% increase in capacity and a 1.5% increase in PRASM compared to 2012. The increase in capacity was driven by new routes added in 2013 and larger aircraft. The decrease in PRASM was driven by a 0.9% decrease in ticket yield and a 0.5 point decrease in load factor compared to the prior year. Increased competition in the state of Alaska and along the west coast put downward pressures on yield and load factor.

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

Other – Net

Other–net revenue increased $68 million, or 13%, from 2012.  This is primarily due to an increase in our Mileage Plan™ revenues of $47 million or 22%, as a result of a higher rate per mile sold to Bank of America Corporation (BAC) under our new affinity card program and growth in the Mileage Plan™ program. Additionally, bag fees increased by 7.8%, and change fees increased by 7.3%, due to increases in the number of passengers.

Special Mileage Plan Revenue

In 2013, we modified and extended our co-branded credit card agreement with BAC. In connection with this agreement and as a result of applying related accounting standards, we recorded a one-time, non-cash Special mileage plan revenue item of $192 million primarily related to our revaluation of the deferred revenue liability related to miles previously sold to BAC.

OPERATING EXPENSES

Total operating expenses increased $193 million, or 5%, compared to 2012, primarily driven by wages and variable incentive pay. Fuel expense remained flat due to a decrease in fuel cost per gallon offset by an increase in fuel consumption. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,
(in millions)	2013	2011	% Change
Fuel expense	$1,467	$1,459	1
Non-fuel expenses	2,851	2,666	7
Total Operating Expenses	$4,318	$4,125	5

Significant operating expense variances from 2012 are more fully described below.

Wages and Benefits

Wages and benefits increased during 2013 by $48 million, or 5%, compared to 2012. The primary components of wages and benefits are shown in the following table:

	Twelve Months Ended December 31,
(in millions)	2013	2012	% Change
Wages	$788	$742	6
Pension - Defined benefit plans	50	57	(12)
Defined contribution plans	44	43	2
Medical and other benefits	145	138	5
Payroll taxes	59	58	2
Total wages and benefits	$1,086	$1,038	5

Wages increased 6%, primarily due to a ratified contract with Alaska's pilots that was effective April 1, 2013. Additionally, we hired 2% more FTEs to support increased flying and other strategic initiatives, such as IT and hassle-free projects.

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

Aircraft Fuel

Aircraft fuel expense increased $8 million, or 1% compared to 2012. The elements of the change are illustrated in the following table:

	Twelve Months Ended December 31,
	2013		2012
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,423	$3.19	$1,397	$3.31
Gains on settled hedges	52	0.11	24	0.06
Consolidated economic fuel expense	$1,475	$3.30	$1,421	$3.37
Mark-to-mark fuel hedge adjustments	(8)	(0.02)	38	0.09
GAAP fuel expense	$1,467	$3.28	$1,459	$3.46
Fuel gallons	447		422
Fuel gallons consumed increased 5.9% in line with the increase in departures and capacity.
The raw fuel price per gallon decreased 3.6% as a result of lower West Coast jet fuel prices. The decrease in raw fuel price per gallon during 2013 was due to a decline in refining margins of 27%, offset by the increase in average crude oil prices of 4%, as compared to the prior year.
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

Landing Fees and Other Rentals

Landing fees and other rentals increased $19 million, or 8%, primarily due to the increase in rates from the Port of Seattle lease signed in late 2013. Additionally, we experienced increased rates throughout our network with increased departures and passengers.

Contracted Services

Contracted services increased $21 million, or 11%, primarily due to more capacity purchase flying with SkyWest and higher rates with PenAir. Additionally, we experienced higher passenger and ramp handling costs, and other services as a result of an increase in the number of flights to airports where outside vendors are used.

Selling Expenses

Selling expenses increased by $11 million, or 6%, compared to 2012 as a result of higher commissions with credit cards and interline commissions related to international routes.

Other Operating Expenses

Other operating expenses increased $30 million, or 13%, compared to 2012.  The increase is driven by a variety of factors such as higher professional fees, IT costs, losses on the disposal of assets, property taxes, and new uniforms.

Consolidated Nonoperating Income (Expense)

Net nonoperating expense increased $4 million from 2012. This is due to the overhaul and repair of three aircraft that were previously subleased to another carrier. Partially offsetting the sublease loss was a gain on the sale of equity securities.

Operating Costs per Available Seat Mile

	Twelve Months Ended December 31,
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

Additional Segment Information

Refer to the Notes of the Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segments' profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $530 million in 2013 compared to $466 million in 2012. The $206 million increase in Mainline passenger revenue is described previously, as well as the increased revenues from the modified credit card agreement. Mainline operating expense excluding fuel increased by $162 million, driven mainly by increased wages and incentive pay, increased rates and volumes on landing fees and rents, and increased other expenses to support our growth in operations. Economic fuel cost as defined above increased due to a 6.8% increase in consumption, on a slight decrease in the economic price per gallon.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.2 billion, and our expected cash from operations;

•	Our 76 unencumbered aircraft in our operating fleet as of December 31, 2014, that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities, with none currently outstanding;

In 2014, we took free and clear delivery of ten B737-900ER aircraft. We made debt payments totaling $119 million. In addition, we continued to return capital to our shareholders by repurchasing $348 million of our common stock in 2014, and paid dividends totaling $68 million. Because of our strong balance sheet and financial performance, in 2014 we became one of only two airlines in the U.S. with investment grade credit ratings. We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	December 31, 2014	December 31, 2013	Change
Cash and marketable securities	$1,217	$1,330	$(113)
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue(a)	26%	31%	(5	) pts
Long-term debt, net of current portion	686	754	(68)
Shareholders’ equity	2,127	2,029	98
Long-term debt-to-capital ratio(b)	31%:69%	35%:65%	(4	) pts

(a)	Excludes Special mileage plan revenue item.

(b)	Calculated using the present value of remaining aircraft lease payments for aircraft that are in our operating fleet as of the balance sheet date.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

In 2014, we generated over $1 billion in operating cash flows compared to $981 million in 2013. The increase of $49 million is primarily due to an increase in earnings, an increase in our advance ticket sales, and a decrease in pension contributions, partially offset by a $177 million increase in payments for income taxes.

Cash provided by operating activities was $981 million in 2013, compared to $753 million in 2012. The $228 million increase is primarily due to an increase in revenues, excluding Special mileage plan revenue item, an increase in cash receipts related to our Mileage Plan™ program, decrease in pension contributions, and cash savings in 2013 as we shortened the tenor of our fuel hedge program. Partially offsetting these increases were additional cash paid in taxes, and an increase in operating expenses to support the growth in revenues.

We typically generate positive cash flows from operations, and expect to use a portion to invest in capital expenditures and increasing shareholder value by stock repurchases and dividends.

Cash Used in Investing Activities

Cash used in investing activities was $541 million during 2014, compared to $698 million in 2013. Our capital expenditures were $694 million, or $128 million higher than in 2013. This is due to the delivery of ten B737-900ERs, the completion of our B737 cabin improvement project, and the exercise of 16 B737 options, two Q400 options, and deposits for an incremental Q400. This compares to the delivery of nine B737-900ERs and three Q400s in the prior year.

As of December 31, 2014, we had firm commitments for 73 B737 aircraft through 2022 with options to acquire up to 48 additional 737 NextGen (NG) aircraft and MAX aircraft in 2017 through 2024. We also have options to acquire five Q400 aircraft with deliveries from 2018 to 2019. The options for all fleet types give us the flexibility, but not the obligation, to grow the fleet assuming profitability and return on invested capital targets can be met.

The table below reflects total expected capital expenditures and the additional expenditures if options were exercised. Included in the table are six new aircraft, two of which are options exercises and four of which are expected new aircraft orders approved by the Board of Directors on February 10, 2015. These aircraft are expected to be delivered in 2016 and 2017. Additional options will be exercised only if we believe return on invested capital targets can be met:

	2014 Actuals	2015	2016	2017	2018
Aircraft and aircraft purchase deposits - firm	$498	$580	$535	$485	$405
Other flight equipment	131	50	35	25	25
Other property and equipment	65	120	80	80	80
Total property and equipment additions	$694	$750	$650	$590	$510
Option aircraft and aircraft deposits, if exercised	$—	$—	$35	$145	$315

Cash used in investing activities was $698 million during 2013, compared to $645 million in 2012. Our capital expenditures were $566 million, or $48 million higher than in 2012. This is due to the delivery of nine B737-900ER aircraft, and three Q400 aircraft, compared to four B737-900ER aircraft, three B737-800 aircraft, and two Q400 aircraft in the prior year.

Cash Used by Financing Activities

Cash used by financing activities was $462 million during 2014, compared to $325 million in 2013. During the current year, we made debt payments of $119 million, stock repurchases of $348 million, and cash dividend payments of $68 million, partially offset by proceeds from debt of $51 million. In 2013, we made debt payments of $161 million, stock repurchases of $159 million, and cash dividend payments of $28 million. In 2012, we made debt payments of $275 million and stock repurchases of $60 million, which was offset by proceeds from a reimbursement for our Los Angeles International Airport T6 project of $178 million.

We plan to meet our capital and operating commitments through internally generated funds from operations and cash and marketable securities on hand, along with additional debt financing if necessary.

Bank Line-of-Credit Facility

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in September 2017, is secured by aircraft. The other $100 million facility is secured by certain accounts receivable, spare engines, spare parts and ground service equipment, and expires March 2017. The Company has no immediate plans to borrow using either of these facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

At December 31, 2014, we had firm orders to purchase 76 aircraft. In addition, we had options to acquire 48 additional B737 aircraft and options to acquire five Q400 aircraft. Also, we have options to add regional capacity by having SkyWest operate up to 16 more E-175 aircraft than the seven aircraft we already have committed.

The following table summarizes our projected fleet count by year, as of February 11, 2015:

	Actual Fleet Count		Expected Fleet Activity(a)
Aircraft	Dec 31, 2013	Dec 31, 2014	2015 Changes	Dec 31, 2015	2016 - 2017 Changes	Dec 31, 2017
B737 Freighters & Combis	6	6	—	6	(3)	3
B737 Passenger Aircraft(b)	125	131	10	141	9	150
Total Mainline Fleet	131	137	10	147	6	153
Q400	51	51	1	52	2	54
E-175(c)	—	—	5	5	2	7
CRJ700(c)	8	8	—	8	—	8
Total Regional Fleet	59	59	6	65	4	69
Total	190	196	16	212	10	222

(a)	The expected fleet counts at December 31, 2015, 2016, and 2017 are subject to change.

(b)	2015 changes include the expected delivery of 11 Boeing 737-900ER aircraft offset by the scheduled return of one 737-400 aircraft to the lessor.

(c)	Aircraft are operated under capacity purchase agreements with a third party.

For future firm orders and option exercises, we may finance the aircraft through internally generated cash, long-term debt, or lease arrangements.

Future Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases; and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
First Quarter 2015	50%	$105	$4
Second Quarter 2015	50%	$97	$3
Third Quarter 2015	40%	$98	$3
Fourth Quarter 2015	30%	$94	$3
Full Year 2015	42%	$99	$3
First Quarter 2016	20%	$88	$3
Second Quarter 2016	10%	$73	$4
Full Year 2016	7%	$83	$3

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2014.

(in millions)	2015	2016	2017	2018	2019	Beyond 2019	Total
Current and long-term debt obligations	$117	$115	$121	$151	$114	$185	$803
Operating lease commitments(a)	206	195	161	98	86	360	1,106
Aircraft purchase commitments	516	496	471	430	393	653	2,959
Interest obligations(b)	37	33	28	21	14	13	146
Other obligations(c)	61	56	60	42	31	245	495
Total	$937	$895	$841	$742	$638	$1,456	$5,509

(a)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. Included here are seven E-175 aircraft that will be operated by SkyWest under a capacity purchase agreement beginning in 2015.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of December 31, 2014.

(c)
Includes minimum obligations under our long-term power-by-the-hour maintenance agreements and obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the consolidated financial statements for further information.

Defined Benefit Pensions

The table above excludes contributions to our various pension plans, which could be approximately $30 to $35 million in 2015, although there is no minimum required contribution. The unfunded liability for our qualified defined-benefit pension plans was $133 million at December 31, 2014, compared to a $60 million overfunded position at December 31, 2013. This results in a 94% funded status on a projected benefit obligation basis compared to 104% funded as of December 31, 2013.

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

While it is possible that we could have material cash obligations for this deferred liability at some point in the future, we cannot estimate the timing of long-term cash flows with reasonable accuracy. Taxable income and cash taxes payable in the short term are impacted by many items, including the amount of book income generated, which can be volatile depending on revenue and fuel prices, level of pension funding (which is generally not known until late each year), whether "bonus depreciation" provisions are available, as well as other legislative changes that are beyond our control.

In 2014, we made tax payments of $326 million, and had an effective tax rate of 37.9%. In early 2015, we will receive a tax refund of approximately $80 million primarily due to an overpayment of estimated tax prior to bonus depreciation legislation enacted late in 2014. We believe that we have the liquidity to make our future tax payments.

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

MILEAGE PLAN

Our Mileage Plan™ loyalty program awards miles to member passengers who fly on our airlines and many of our travel partners. We also sell services, including miles for transportation, to non-airline partners, such as hotels, car rental agencies, and a major bank that offers Alaska Airlines affinity credit cards. In either case, the outstanding miles may be redeemed for travel on our airlines or any of our travel partners. As long as the Mileage Plan™ is in existence, we have an obligation to provide this future travel.

For miles earned by passengers who fly on us or our travel partners, we recognize a liability and a corresponding selling expense representing the incremental cost associated with the obligation to provide travel in the future. For services sold through one of our non-airline partners, the sales proceeds that represent award transportation and certificates for discounted companion travel are deferred and recognized when the transportation is delivered, and the remaining components are recorded as commission in other-net revenue in the period the services are performed. Commission revenue recognized for the years ended December 31, 2014, 2013 and 2012 was $261 million, $213 million and $143 million, respectively. The deferred revenue is recognized as passenger revenue when awards are issued and flown on one of our airlines or expire, and as other-net revenue for awards issued and flown on partner airlines.

At December 31, 2014, we had approximately 146 billion miles outstanding, resulting in an aggregate liability and deferred revenue balance of $730 million. Both the liability and the deferred revenue are determined based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in these estimates; therefore, different assumptions could affect the amount and/or timing of revenue recognition or Mileage Plan™ expenses. The most significant assumptions in accounting for the Mileage Plan™ are described below.

1.	The rate at which we defer sales proceeds related to services sold through non-airline partners:

We defer sales proceeds under two accounting methodologies: the relative selling price method, which represents approximately 94% of sold miles, and the residual accounting method, which represents the remaining 6%. For contracts that were modified after the effective date of Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13), we determined our best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of miles awarded and the number of miles redeemed. We estimated the selling prices and volumes over the terms of the agreements in order to determine the allocation of proceeds to each of the multiple deliverables. This relative allocation is evaluated annually and updated according to changes in the assumptions of the volume of related deliverables. A 1% shift between the allocation of cash proceeds to travel deliverables from marketing deliverables would defer the timing of revenue recognition by approximately $4 million.

For remaining contracts that continue to be accounted for under the residual method, as our estimates of selling price change, the amount we defer changes, resulting in the recognition of a higher or lower portion of the cash proceeds to commission revenue in any given period. A 10% increase in the estimated selling price of travel (and related deferral rate) would decrease commission revenue by approximately $2 million in the period cash is received. This amount would instead be recognized in a future period when award travel takes place.

2.	The number of miles that will not be redeemed for travel (breakage):

The liability for outstanding Mileage Plan™ mileage credits includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level to redeem an award. Our estimate of the number of miles that will not be redeemed (breakage) considers historical activity in our members’ accounts and other factors. Based on statistical analysis of historical data, our current breakage rate is 17.4%. A hypothetical 1% change in our estimate of breakage has approximately a $6 million effect on the liability.

3.	The number of miles used per award:

We estimate how many miles will be used per award. For example, our members may redeem credit for award travel to various locations or choose between a highly restricted award and an unrestricted award. Our estimates are based on the current requirements in our Mileage Plan™ program and historical award redemption patterns.

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

When a frequent flier travels on his or her award ticket on one of our airlines, incremental costs such as food, fuel and insurance are incurred to carry that passenger. We estimate what these costs will be (excluding any contribution to overhead and profit) and accrue a liability. If the passenger travels on another airline on an award ticket, we often must pay the other airline for carrying the passenger. The other airline costs are based on negotiated agreements and are often substantially higher than the costs we would incur to carry that passenger. We estimate how much we will pay to other airlines for future travel awards based on historical redemptions and settlements with other carriers and accrue a liability accordingly. The costs actually incurred by us or paid to other airlines may be higher or lower than the costs that were estimated and accrued, and therefore we may need to adjust our liability and recognize a corresponding expense.

We regularly review significant Mileage Plan™ assumptions and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

PENSION PLANS

Accounting rules require recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plans as an asset or liability in the consolidated financial statements and requires recognition of the changes in funded status in other comprehensive income. Pension expense is recognized on an accrual basis over employees’ approximate service periods and is generally independent of funding decisions or requirements. We recognized expense for our qualified defined-benefit pension plans of $9 million, $50 million, and $57 million in 2014, 2013, and 2012, respectively. We expect the 2015 expense to be approximately $28 million, as a result of a lower discount rate, a lower expected return on assets, and an increase in estimated participant longevity assumptions.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Pension liability and future pension expense decrease as the discount rate increases. We discounted future pension obligations using a rate of 4.20% and 4.85% at December 31, 2014 and 2013, respectively. The discount rate was determined using current rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. At December 31, 2014, we refined the yield curve to use a pool of higher-yielding bonds estimated to be more reflective of settlement rates, as we are taking steps to ultimately terminate or settle plans that are frozen and move toward freezing benefits in active plans in the future. If the discount rate decreased by 0.5% (from 4.20% to 3.70%), our projected benefit obligation at December 31, 2014 would increase by approximately $152 million and our estimated 2015 pension expense would increase by approximately $10 million.

Pension liability and future pension expense can increase or decrease as assumptions in the actuarial data changes. In December 31, 2014, new mortality tables became available using more recent participant data. The new tables are intended to update and replace the RP-2000 tables that have been used in actuarial valuations since 2000. We have elected to apply proprietary mortality tables provided by a third party actuary which is segregated into industry-specific mortality information and includes actual participant data from our plans. As expected, the tables reflect the longer expected lifespans of employees. Generally speaking, the new tables reflect an 11% - 12% longer life expectancy of people age 65 than the 2000 tables. The change in the assumption increased our projected benefit obligation by approximately $80 million at December 31, 2014.

Pension expense normally increases as the expected rate of return on pension plan assets decreases. As of December 31, 2014, we estimate that the pension plan assets will generate a long-term rate of return of 6.50%, which decreased 0.25% from the rate at December 31, 2013. The decrease in rate is due to the shift of our pension asset portfolio into more fixed income investments that better match the cash flows of our expected benefit payments and reduce the volatility of future returns. We regularly review the actual asset allocation and periodically rebalance investments as appropriate. This expected long-term rate of return on plan assets at December 31, 2014 is based on an allocation of U.S. and non-U.S. equities and U.S. fixed-income securities. A decrease in the expected long-term rate of return of 0.5% (from 6.50% to 6.00%) would increase our estimated 2015 pension expense by approximately $10 million.

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

LONG-LIVED ASSETS

As of December 31, 2014, we had approximately $4.3 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, changes in fleet plans, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, management decisions regarding the future use of the assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.

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

Aircraft Fuel

Currently, our fuel-hedging portfolio consists of crude oil call options. Historically, we have had jet fuel refining margin swap contracts, but we have discontinued the use of the refining margin swaps in the third quarter of 2014. Call options effectively cap our pricing for the crude oil, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against volatile crude oil price increases, and during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in crude oil prices as of December 31, 2014 would increase or decrease the fair value of our crude oil hedge portfolio by approximately $3 million.

Our portfolio value of fuel hedge contracts was $7 million at December 31, 2014 compared to a portfolio value of $16 million at December 31, 2013. We do not have any collateral held by counterparties to these agreements as of December 31, 2014.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see the "Derivative Instruments" note in our consolidated financial statements.

Interest Rates

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2014 would correspondingly change our net earnings and cash flows associated with these items by less than $1 million. In order to help mitigate the risk of interest rate fluctuations, we have fixed the interest rates on certain existing variable-rate debt agreements. Our variable-rate debt is approximately 24% of our total long-term debt at December 31, 2014 compared to 19% at December 31, 2013.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2014, interest income would increase by approximately $14 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share)	2014	2013	2014	2013	2014	2013	2014	2013
Operating revenues(a)	$1,222	$1,133	$1,375	$1,256	$1,465	$1,557	$1,306	$1,210
Operating income	141	64	263	174	316	470	242	130
Net income	94	37	165	104	198	289	148	78
Basic earnings per share(b)	0.69	0.26	1.20	0.75	1.47	2.07	1.12	0.56
Diluted earnings per share(b)	0.68	0.26	1.19	0.74	1.45	2.04	1.11	0.56

(a)	In the third quarter of 2013, the Company adopted Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13).

(b)	For earnings per share, the sum of the quarters may not equal the total for the full year due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alaska Air Group, Inc.:
We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 11 to the consolidated financial statements, the Company’s affinity card agreement was materially modified effective July 2, 2013. As a result, the Company changed its method of accounting for consideration received under this agreement in accordance with Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements, in 2013.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Seattle, Washington
February 11, 2015

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$107	$80
Marketable securities	1,110	1,250
Total cash and marketable securities	1,217	1,330
Receivables - less allowance for doubtful accounts of $1 and $1	259	152
Inventories and supplies - net	58	60
Deferred income taxes	117	113
Prepaid expenses and other current assets	105	107
Total Current Assets	1,756	1,762

Property and Equipment
Aircraft and other flight equipment	5,165	4,677
Other property and equipment	896	838
Deposits for future flight equipment	555	446
	6,616	5,961
Less accumulated depreciation and amortization	2,317	2,068
Total Property and Equipment - Net	4,299	3,893

Other Assets	126	183

Total Assets	$6,181	$5,838

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - (continued)

As of December 31 (in millions except share amounts)	2014	2013
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	62	64
Accrued wages, vacation and payroll taxes	232	211
Air traffic liability	631	564
Other accrued liabilities	629	624
Current portion of long-term debt	117	117
Total Current Liabilities	1,671	1,580

Long-Term Debt, Net of Current Portion	686	754
Other Liabilities and Credits
Deferred income taxes	750	709
Deferred revenue	374	335
Obligation for pension and postretirement medical benefits	246	123
Other liabilities	327	308
	1,697	1,475
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value Authorized: 200,000,000 shares, Issued: 2014 - 131,556,573 shares; 2013 - 137,533,382 shares, Outstanding: 2014 - 131,481,473 shares; 2013 - 137,491,906 shares	1	1
Capital in excess of par value	296	606
Treasury stock (common), at cost: 2014 - 75,100 shares; 2013 - 41,476 shares	(4)	(2)
Accumulated other comprehensive loss	(310)	(183)
Retained earnings	2,144	1,607
	2,127	2,029
Total Liabilities and Shareholders' Equity	$6,181	$5,838

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per-share amounts)	2014	2013	2012
Operating Revenues
Passenger
Mainline	$3,774	$3,490	$3,284
Regional	805	777	746
Total passenger revenue	4,579	4,267	4,030
Freight and mail	114	113	111
Other - net	675	584	516
Special mileage plan revenue	—	192	—
Total Operating Revenues	5,368	5,156	4,657

Operating Expenses
Wages and benefits	1,136	1,086	1,038
Variable incentive pay	116	105	88
Aircraft fuel, including hedging gains and losses	1,418	1,467	1,459
Aircraft maintenance	229	247	222
Aircraft rent	110	119	116
Landing fees and other rentals	279	262	243
Contracted services	254	221	200
Selling expenses	199	179	168
Depreciation and amortization	294	270	264
Food and beverage service	93	84	79
Other	308	278	248
Special items	(30)	—	—
Total Operating Expenses	4,406	4,318	4,125
Operating Income	962	838	532

Nonoperating Income (Expense)
Interest income	21	18	19
Interest expense	(48)	(56)	(64)
Interest capitalized	20	21	18
Other - net	20	(5)	9
	13	(22)	(18)
Income before income tax	975	816	514
Income tax expense	370	308	198
Net Income	$605	$508	$316

Basic Earnings Per Share:	$4.47	$3.63	$2.23
Diluted Earnings Per Share:	$4.42	$3.58	$2.20
Shares used for computation:
Basic	135.445	139.910	141.416
Diluted	136.801	141.878	143.568

Cash dividend declared per share	$0.50	$0.20	$—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year Ended December 31 (in millions)	2014	2013	2012

Net Income	$605	$508	$316

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	2	(9)	9
Reclassification of (gains) losses into Other-net nonoperating income (expense)	(2)	(2)	(7)
Income tax benefit (expense)	—	4	(1)
Total	—	(7)	1

Related to employee benefit plans:
Actuarial gains/(losses) related to pension and other post retirement benefit plans	(210)	358	(107)
Reclassification of net pension expense into Wages and benefits	9	42	39
Income tax benefit (expense)	76	(150)	25
Total	(125)	250	(43)

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	(8)	10	(10)
Reclassification of (gains) losses into Aircraft rent	6	6	6
Income tax benefit (expense)	—	(6)	—
Total	(2)	10	(4)

Other Comprehensive Income (Loss)	(127)	253	(46)
Comprehensive Income	$478	$761	$270

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2011	141.900	$1	$877	$(125)	$(390)	$811	$1,174
2012 net income	—	—	—	—	—	316	316
Other comprehensive income/(loss)	—	—	—	—	(46)	—	(46)
Common stock repurchase	(3.372)	—	(60)	—	—	—	(60)
Stock-based compensation	—	—	15	—	—	—	15
Retirement of treasury stock	—	—	(125)	125	—	—	—
Stock issued for employee stock purchase plan	0.314	—	4	—	—	—	4
Stock issued under stock plans	1.912	—	18	—	—	—	18
Balances at December 31, 2012	140.754	1	729	—	(436)	1,127	1,421
2013 net income	—	—	—	—	—	508	508
Other comprehensive income/(loss)	—	—	—	—	253	—	253
Common stock repurchase	(4.984)	—	(157)	(2)	—	—	(159)
Stock-based compensation	—	—	16	—	—	—	16
Cash dividend declared	—	—	—	—	—	(28)	(28)
Stock issued for employee stock purchase plan	0.342	—	6	—	—	—	6
Stock issued under stock plans	1.380	—	12	—	—	—	12
Balances at December 31, 2013	137.492	1	606	(2)	(183)	1,607	2,029
2014 net income	—	—	—	—	—	605	605
Other comprehensive income/(loss)	—	—	—	—	(127)	—	(127)
Common stock repurchase	(7.317)	—	(346)	(2)	—	—	(348)
Stock-based compensation	—	—	16	—	—	—	16
Cash dividend declared	—	—	—	—	—	(68)	(68)
Stock issued for employee stock purchase plan	0.299	—	9	—	—	—	9
Stock issued under stock plans	1.007	—	11	—	—	—	11
Balances at December 31, 2014	131.481	$1	$296	$(4)	$(310)	$2,144	$2,127

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2014	2013	2012
Cash flows from operating activities:
Net income	$605	$508	$316
Adjustments to reconcile net income to net cash provided by operating activities:
Special mileage plan accounting adjustment	—	(192)	—
Depreciation and amortization	294	270	264
Stock-based compensation and other	6	32	10
Changes in certain assets and liabilities:
Changes in deferred tax provision	114	146	94
(Increase) decrease in accounts receivable	(110)	(19)	9
Increase (decrease) in air traffic liability	67	29	45
Increase (decrease) in deferred revenue	40	84	33
Changes in pension and other postretirement benefits	(18)	62	71
Other - net	32	148	25
Pension contribution	—	(87)	(114)
Net cash provided by operating activities	1,030	981	753

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(498)	(487)	(455)
Other flight equipment	(131)	(41)	(24)
Other property and equipment	(65)	(38)	(39)
Total property and equipment additions	(694)	(566)	(518)
Assets constructed for others (Terminal 6 at LAX)	—	—	(56)
Purchases of marketable securities	(949)	(1,218)	(1,130)
Sales and maturities of marketable securities	1,092	1,089	1,048
Proceeds from disposition of assets and changes in restricted deposits	10	(3)	11
Net cash used in investing activities	(541)	(698)	(645)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	51	—	—
Long-term debt payments	(119)	(161)	(275)
Common stock repurchases	(348)	(159)	(60)
Cash dividend paid	(68)	(28)	—
Proceeds and tax benefit from issuance of common stock	27	24	31
Terminal 6 at LAX reimbursement	—	2	178
Other financing activities	(5)	(3)	38
Net cash used in financing activities	(462)	(325)	(88)
Net increase (decrease) in cash and cash equivalents	27	(42)	20
Cash and cash equivalents at beginning of year	80	122	102
Cash and cash equivalents at end of year	$107	$80	$122

Supplemental disclosure:
Cash paid during the year for:
Interest	$28	$35	$46
Income taxes	326	149	78

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alaska Air Group, Inc.
December 31, 2014

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

Certain reclassifications, such as changes in our equity structure, have been made to prior year financial statements to conform to classifications used in the current year.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper and certificates of deposit. They are carried at cost, which approximates market value. The Company reduces cash balances when funds are disbursed. Due to the time delay in funds clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $7 million and $11 million at December 31, 2014 and 2013, respectively, and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

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

Receivables

Receivables are due on demand and consist primarily of airline traffic (including credit card) receivables, Mileage Plan™ partners, amounts due from other airlines related to interline agreements, government tax authorities, and other miscellaneous amounts due to the Company, and are net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies—net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. The allowance for all non-surplus expendable inventories was $34 million and $30 million at December 31, 2014 and 2013, respectively. Inventory and supplies—net also includes fuel inventory of $21 million and $23 million at December 31, 2014 and 2013, respectively. Repairable and rotable aircraft parts inventories are included in flight equipment.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less an estimated salvage value, which are as follows:

Aircraft and related flight equipment:
Boeing 737 aircraft	20 years
Bombardier Q400	15 years
Buildings	25-30 years
Minor building and land improvements	10 years
Capitalized leases and leasehold improvements	Shorter of lease term or estimated useful life
Computer hardware and software	3-5 years
Other furniture and equipment	5-10 years

Salvage values used for aircraft are 10% of the fair value, but as aircraft near the end of their useful lives, we update the salvage value estimates based on current market conditions and expected use of the aircraft. “Related flight equipment” includes rotable and repairable spare inventories, which are depreciated over the associated fleet life unless otherwise noted.

Capitalized interest is based on the Company’s weighted-average borrowing rate, is added to the cost of the related asset, and is depreciated over the estimated useful life of the asset.

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

Deferred Revenue

Deferred revenue results primarily from the sale of Mileage Plan™ miles to third-parties. This revenue is recognized when award transportation is provided or over the term of the applicable agreement.

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $1 million and $15 million as of December 31, 2014 and December 31, 2013, respectively.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability until travel or date of expiration. Air traffic liability includes approximately $33 million and $26 million related to travel credits for future travel, as of December 31, 2014 and December 31, 2013, respectively. These credits are recognized into revenue either when the passenger travels or the date of expiration, which is twelve months from issuance. Commissions to travel agents and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Taxes collected from passengers, including transportation excise taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the consolidated statements of operations. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are based on the Company’s historical data.

Freight and mail revenues are recognized when service is provided.

Other - net revenues are primarily related to the Mileage Plan™ and they are recognized as described in the “Mileage Plan” paragraph below. Other - net also includes certain ancillary or non-ticket revenues, such as checked-bag fees, reservations fees, ticket change fees, on-board food and beverage sales, and to a much lesser extent commissions from car and hotel vendors, and from the sales of travel insurance.  These items are recognized as revenue when the related services are provided.  Boardroom (airport lounge) memberships are recognized as revenue over the membership period.

Mileage Plan

Alaska operates a frequent flier program (“Mileage Plan™”) that provides travel awards to members based on accumulated mileage. For miles earned by flying on Alaska or Horizon and through airline partners, the estimated cost of providing award travel is recognized as a selling expense and accrued as a liability as miles are earned and accumulated.

Alaska also sells services, including miles for transportation, to non-airline partners, such as hotels, car rental agencies, and a major bank that offers Alaska Airlines affinity credit cards. The Company defers passenger revenue related to air transportation and certificates for discounted companion travel until the transportation is delivered. The deferred proceeds are recognized as passenger revenue for awards redeemed and flown on Alaska or Horizon, and as Other-net revenue for awards redeemed and flown on other airlines (less the cost paid to the other airlines based on contractual agreements). For the elements that represent use of the Alaska Airlines brand and access to frequent flier member lists and advertising, it is recognized as commission income in the period that those elements are sold and included in Other - net revenue in the consolidated statements of operations.

Alaska’s Mileage Plan™ deferred revenue and liabilities on the consolidated balance sheets (in millions):

	2014	2013
Current Liabilities:
Other accrued liabilities	$343	$314
Other Liabilities and Credits:
Deferred revenue	367	323
Other liabilities	20	19
Total	$730	$656

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, which includes Mileage Plan™ awards that have been issued but not yet flown for $33 million and $31 million at December 31, 2014 and 2013, respectively.

Alaska’s Mileage Plan™ revenue included in the consolidated statements of operations (in millions):

	2014	2013	2012
Passenger revenues	$246	$208	$183
Other-net revenues	295	256	209
Special mileage plan revenue(a)	—	192	—
Total Mileage Plan revenues	$541	$656	$392

(a)	Refer to Note 11 for further information.

Other—net revenue includes commission revenues of $261 million, $213 million, and $143 million in 2014, 2013, and 2012, respectively.

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of Mileage Plan™ travel awards earned through air travel, advertising, promotional costs, commissions, and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $49 million, $28 million, and $26 million during the years ended December 31, 2014, 2013, and 2012, respectively.

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

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. In 2014, 2013, and 2012, antidilutive stock options excluded from the calculation of EPS were not material.

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

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

December 31, 2014	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$4	$—	$—	$4
Cash equivalents	103	—	—	103
Cash and cash equivalents	107	—	—	107
U.S. government and agency securities	166	—	—	166
Foreign government bonds	25	—	—	25
Asset-backed securities	130	—	—	130
Mortgage-backed securities	127	—	(1)	126
Corporate notes and bonds	644	3	(2)	645
Municipal securities	18	—	—	18
Marketable securities	1,110	3	(3)	1,110
Total	$1,217	$3	$(3)	$1,217

December 31, 2013	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$9	$—	$—	$9
Cash equivalents	71	—	—	71
Cash and cash equivalents	80	—	—	80
U.S. government and agency securities	295	1	(2)	294
Foreign government bonds	11	—	—	11
Asset-backed securities	146	—	—	146
Mortgage-backed securities	144	1	(2)	143
Corporate notes and bonds	628	4	(2)	630
Municipal securities	26	—	—	26
Marketable securities	1,250	6	(6)	1,250
Total	$1,330	$6	$(6)	$1,330

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2014.

Activity for marketable securities (in millions):

	2014	2013	2012
Proceeds from sales and maturities	$1,092	$1,089	$1,048
Gross realized gains	4	4	9
Gross realized losses	(2)	(2)	(2)
Maturities for marketable securities (in millions):

December 31, 2014	Cost Basis	Fair Value
Due in one year or less	$141	$140
Due after one year through five years	958	959
Due after five years through 10 years	10	10
Due after 10 years	1	1
Total	$1,110	$1,110

NOTE 3. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil.

As of December 31, 2014, the Company had fuel hedge contracts outstanding covering 246 million gallons of crude oil that will be settled from January 2015 to June 2016. Refer to the contractual obligations and commitments section of Item 7 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	2014	2013
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$3	$12
Fuel hedge contracts, noncurrent assets	4	4

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(6)	(7)
Other liabilities	(13)	(10)
Losses in accumulated other comprehensive loss (AOCL)	(19)	(17)

The net cash received (paid) for new positions and settlements was $(9) million, $5 million, and $(19) million during 2014, 2013, and 2012, respectively.

Pretax effect of derivative instruments on earnings and AOCL (in millions):

	2014	2013	2012
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in aircraft fuel expense	$(18)	$(44)	$(62)

Derivative Instruments Designated as Hedges
Interest rate swaps
Gains (losses) recognized in aircraft rent	(6)	(6)	(6)
Gains (losses) recognized in other comprehensive income (OCI)	(8)	10	(10)

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

The Company posted collateral of $3 million, $7 million and $15 million as of December 31, 2014, 2013 and 2012, respectively. The collateral was provided to a counterparty associated with the net liability position of the interest rate swap agreements offset by the net asset position of the fuel hedge contracts under a master netting arrangement.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

December 31, 2014	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$166	$—	$166
Foreign government bonds	—	25	25
Asset-backed securities	—	130	130
Mortgage-backed securities	—	126	126
Corporate notes and bonds	—	645	645
Municipal securities	—	18	18
Derivative instruments
Fuel hedge contracts
Call options	—	7	7

Liabilities
Derivative instruments
Interest rate swap agreements	—	(19)	(19)

December 31, 2013	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$294	$—	$294
Foreign government bonds	—	11	11
Asset-backed securities	—	146	146
Mortgage-backed securities	—	143	143
Corporate notes and bonds	—	630	630
Municipal securities	—	26	26
Derivative instruments
Fuel hedge contracts
Call options	—	16	16

Liabilities
Derivative instruments
Interest rate swap agreements	—	(17)	(17)

The Company uses the market and income approach to determine the fair value of marketable securities. U.S. government securities are Level 1 as the fair value is based on quoted prices in active markets. Foreign government bonds, asset-backed securities, mortgage-backed securities, corporate notes and bonds, and municipal securities are Level 2 as the fair value is based on standard valuation models that are calculated based on observable inputs such as quoted interest rates, yield curves, credit ratings of the security and other observable market information.

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

The Company has no other financial assets that are measured at fair value on a nonrecurring basis at December 31, 2014.

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

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	2014	2013
Carrying Amount	$614	$703
Fair value	666	762

NOTE 5. ASSETS CONSTRUCTED FOR OTHERS

In March 2012, the Company placed into service assets constructed for others (Terminal 6 at LAX), including a new baggage system, additional gates, new common use systems, expansion of security screening checkpoints, and a new ticket lobby, all of which were constructed for the City of Los Angeles and Los Angeles World Airports (LAWA). For accounting and financial reporting purposes, the Company is considered to be the owners of the assets constructed for others and did not qualify for sale and leaseback accounting when the non-proprietary assets were transferred to the City of Los Angeles due to the Company's continuing involvement with the project. The assets are depreciated over the life of the lease based on the straight-line method, while the liability is amortized on the effective interest method based on the lease rental payments. At December 31, 2014, the net asset was $178 million, and the liability was $174 million.

Future minimum payments related to the Terminal 6 lease are included in facility leases described in the "Commitments and Contingencies" note.

NOTE 6. LONG-TERM DEBT

Long-term debt obligations (in millions):

	2014	2013
Fixed-rate notes payable due through 2024	$614	$703
Variable-rate notes payable due through 2025	189	168
Long-term debt	803	871
Less current portion	117	117
	$686	$754

Weighted-average fixed-interest rate	5.7%	5.7%
Weighted-average variable-interest rate	1.6%	1.7%

All of the Company’s borrowings are secured by aircraft.

During 2014, the Company issued $51 million in debt and made debt payments of $119 million. As of December 31, 2014, none of the Company's borrowings were restricted by financial covenants.

Long-term debt principal payments for the next five years and thereafter (in millions):

Total
2015	$117
2016	115
2017	121
2018	151
2019	114
Thereafter	185
Total principal payments	$803

Bank Line of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in September 2017, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at December 31, 2014.

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

Deferred tax (assets) and liabilities comprise the following (in millions):

	2014	2013
Excess of tax over book depreciation	$1,042	$919
Other—net	22	21
Gross deferred tax liabilities	1,064	940

Mileage Plan	(206)	(185)
Inventory obsolescence	(20)	(18)
Deferred gains	(10)	(12)
Employee benefits	(166)	(85)
Fuel hedge contracts	(5)	(14)
Other—net	(24)	(30)
Gross deferred tax assets	(431)	(344)
Net deferred tax liabilities	633	596

Current deferred tax asset	(117)	(113)
Noncurrent deferred tax liability	750	709
Net deferred tax liability	$633	$596

The Company has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2014. This conclusion is based on the expected future reversals of existing taxable temporary differences, anticipated future taxable income, and the potential for future tax planning strategies to generate taxable income, if needed. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

Components of Income Tax Expense

The components of income tax expense were as follows (in millions):

	2014	2013	2012
Current tax expense:
Federal	$229	145	$83
State	27	17	11
Total current	256	162	94

Deferred tax expense:
Federal	103	131	94
State	11	15	10
Total deferred	114	146	104
Income tax expense	$370	$308	$198

Income Tax Rate Reconciliation

Income tax expense reconciles to the amount computed by applying the U.S. federal rate of 35% to income before income tax and accounting change as follows (in millions):

	2014	2013	2012
Income before income tax	$975	$816	$514

Expected tax expense	341	286	180
Nondeductible expenses	4	4	3
State income taxes	25	21	14
Other—net	—	(3)	1
Actual tax expense	$370	$308	$198

Effective tax rate	37.9%	37.7%	38.5%

Uncertain Tax Positions

The Company has identified its federal tax return and its state tax returns in Alaska, Oregon, and California as “major” tax jurisdictions.  A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2011 to 2013
Alaska	2011 to 2013
California	2010 to 2013
Oregon	2007 to 2013

The 2002 to 2007 Oregon tax returns are subject to examination only to the extent of net operating loss carryforwards from those years that were utilized in 2010 and later years.

At December 31, 2014, the total amount of unrecognized tax benefits is recorded as a liability, all of which impact the effective tax rate. Unrecognized tax benefits on uncertain tax positions were not material as of December 31, 2014, 2013 and 2012. No interest or penalties related to these tax positions were accrued as of December 31, 2014.

NOTE 8. EMPLOYEE BENEFIT PLANS

Four defined-benefit and five defined-contribution retirement plans cover various employee groups of Alaska and Horizon. The defined-benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. The qualified defined-benefit pension plans are closed to new entrants.

Accounting standards require recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plan as an asset or liability in the consolidated financial statements and requires recognition of the funded status in AOCL.

Qualified Defined-Benefit Pension Plans

The Company’s pension plans are funded as required by the Employee Retirement Income Security Act of 1974 (ERISA).
The defined-benefit plan assets consist primarily of marketable equity and fixed-income securities. The Company uses a December 31 measurement date for these plans.

Weighted average assumptions used to determine benefit obligations:

	2014	2013
Discount rate	4.20%	4.85%
Rate of compensation increases(a)	2.85% to 3.91%	2.90% to 3.93%

(a)	Varies by plan and related work group.

Weighted average assumptions used to determine net periodic benefit cost:

	2014	2013	2012
Discount rate	4.85%	3.95%	4.65%
Expected return on plan assets	6.75%	7.25%	7.25%
Rate of compensation increases(a)	2.90% to 3.93%	3.05% to 4.02%	2.94% to 4.17%

(a)	Varies by plan and related work group.

The discount rate was determined using current rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. At December 31, 2014, the Company selected a discount rate using a pool of higher-yielding bonds estimated to be more reflective of settlement rates, as management has taken steps to ultimately terminate or settle plans that are frozen and move toward freezing benefits in active plans in the future. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities.  The asset allocation of the funds in the qualified defined-benefit plans, by asset category, is as follows:

	2014	2013
Asset category:
Money market fund	—%	3%
Domestic equity securities	33%	39%
Non-U.S. equity securities	14%	17%
Fixed income securities	53%	41%
Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. The Company uses a fund manager and invests in various asset classes to diversify risk.
Target allocations for the primary asset classes based on current funded status are approximately:

Domestic equities:	27% - 38%
Non-U.S. equities:	11% - 19%
Fixed income:	48% - 58%

The Company determines the strategic allocation between equity and fixed income based on current funded status and other characteristics of the plan. As the funded status improves, the Company increases the fixed income allocation of the portfolio, and decreases the equity allocation. Actual asset allocations are reviewed regularly and periodically rebalanced as appropriate.
As of December 31, 2014, all assets were invested in common commingled trust funds.  The Company uses the net asset values of these funds to determine fair value as allowed using the practical expediency method outlined in the accounting standards.

Plan asset by fund category and fair value hierarchy level (in millions):

	2014	2013	Level
Fund type:
Money market fund	$—	$45	1
U.S. equity market fund	634	684	2
Non-U.S. equity fund	272	301	2
Credit bond index fund	190	127	2
Government/credit bond index fund	821	612	2
Plan assets	$1,917	$1,769

The following table sets forth the status of the qualified defined-benefit pension plans (in millions):

	2014	2013
Projected benefit obligation (PBO)
Beginning of year	$1,709	$1,873
Service cost	33	46
Interest cost	81	73
Plan settlement	—	—
Actuarial (gain) loss	298	(226)
Benefits paid	(71)	(57)
End of year	$2,050	$1,709

Plan assets at fair value
Beginning of year	$1,769	$1,538
Actual return on plan assets	219	205
Employer contributions	—	83
Plan settlements	—	—
Benefits paid	(71)	(57)
End of year	$1,917	$1,769
Funded status (unfunded)	$(133)	$60

Percent funded	94%	104%

The accumulated benefit obligation for the combined qualified defined-benefit pension was $1.9 billion and $1.6 billion at December 31, 2014, and 2013, respectively.

The amounts recognized in the consolidated balance sheets (in millions):

	2014	2013
Plan assets-long term (within long term Other Assets)	$—	$60
Accrued benefit liability-long term	133	—
Total liability recognized	$133	$—

The amounts not yet reflected in net periodic benefit cost and included in AOCL:

	2014	2013
Prior service credit	$(12)	$(14)
Net loss	514	331
Amount recognized in AOCL (pretax)	$502	$317

The expected amortization of prior service credit and net loss from AOCL in 2015 is $1 million and $26 million, respectively, for the qualified defined-benefit pension plans.

Net pension expense for the qualified defined-benefit plans included the following components (in millions):

	2014	2013	2012
Service cost	$33	$46	$38
Interest cost	81	73	73
Expected return on assets	(117)	(111)	(93)
Amortization of prior service cost	(1)	(1)	(1)
Recognized actuarial loss	13	43	40
Net pension expense	$9	$50	$57

Historically, the Company’s practice has been to contribute to the qualified defined-benefit pension plans an amount equal to the greater of 1) the minimum required by law, 2) the Pension Protection Act (PPA) target liability, or 3) the service cost as actuarially calculated. There are no current funding requirements for the Company’s plans in 2015. The Company expects to contribute between $30 million and $35 million to the qualified defined-benefit pension plans during 2015. The Company expects to contribute approximately $4 million to the nonqualified defined-benefit pension plans during 2015.

Future benefits expected to be paid over the next ten years under the qualified defined-benefit pension plans from the assets of those plans (in millions):

2015	$78
2016	86
2017	93
2018	93
2019	104
2020 - 2024	600

Nonqualified Defined-Benefit Pension Plan

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. This plan uses a December 31 measurement date. The assumptions used to determine benefit obligations and the net period benefit cost for the nonqualified defined-benefit pension plan are similar to those used to calculate the qualified defined-benefit pension plan. The plan's unfunded status, PBO, accumulated benefit obligation is immaterial. The net pension expense in prior year and expected future expense is also immaterial.

 Postretirement Medical Benefits

The Company allows certain retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded. This liability was determined using an assumed discount rate of 4.20% and 4.85% at December 31, 2014 and 2013, respectively. The Company does not believe the U.S. Health Care Reform: The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act will have a significant impact on the Company's cost for postretirement medical benefits.

During 2014, the Company made changes to the postretirement medical benefits for non-union personnel and certain labor groups to sunset the postretirement medical benefits beginning in 2015. As a result of these changes, the Company recognized a partial curtailment gain of $25 million during December 31, 2014. The curtailment gain included $5 million associated with an embedded sick leave subsidy. This subsidy was used to establish a new compensated absence liability. The net impact of the curtailment gain of $20 million is included in special items in the income statement.

(in millions)	2014	2013
Accumulated postretirement benefit obligation
Beginning of year	$89	$117
Service cost	3	5
Interest cost	4	4
Curtailment gain	(25)	—
Actuarial loss (gain)	12	(35)
Benefits paid	(2)	(2)
End of year	$81	$89

Plan assets at fair value
Beginning of year	$—	$—
Employer contributions	2	2
Benefits paid	(2)	(2)
End of year	$—	$—
Funded status (unfunded)	$(81)	$(89)

The amounts recognized in the consolidated balance sheets (in millions):

	2014	2013
Accrued benefit liability-current	$4	$3
Accrued benefit liability-long term	77	86
Total liability recognized	$81	$89

AMOUNTS NOT YET REFLECTED IN NET PERIODIC BENEFIT COST AND INCLUDED IN AOCL:

(in millions)	2014	2013
Prior service cost	$—	$1
Net gain	(32)	(48)
Amount recognized in AOCL (pretax)	$(32)	$(47)

The Company uses a December 31 measurement date to assess obligations associated with the subsidy of retiree medical costs. Net periodic benefit cost for the postretirement medical plans included the following components (in millions):

	2014	2013	2012
Service cost	$3	$5	$5
Interest cost	4	4	5
Amortization of prior service cost	1	1	1
Recognized actuarial (gain) loss	(3)	(2)	(1)
Curtailment gain	(25)	—	—
Net periodic benefit (gain) cost	$(20)	$8	$10

This is an unfunded plan. The Company expects to contribute approximately $4 million to the postretirement medical benefits plan in 2015, which is equal to the expected benefit payments.

Future benefits expected to be paid over the next ten years under the postretirement medical benefits plan (in millions):

2015	$4
2016	4
2017	5
2018	5
2019	5
2020 - 2024	28

The assumed health care cost trend rates to determine the expected 2015 benefits cost are 7.7%, 7.7%, 5.0% and 4.0% for medical, prescription drugs, dental and vision costs, respectively. The assumed trend rate declines steadily through 2028 where the ultimate assumed trend rates are 4.7% for medical, prescription drugs and dental, and 4.0% for vision.

A 1% higher or lower trend rate in health care costs has the following effect on the Company’s postretirement medical plans (in millions):

	2014	2013	2012
Change in service and interest cost
1% higher trend rate	$1	$1	$2
1% lower trend rate	(1)	(1)	(1)
Change in year-end postretirement benefit obligation
1% higher trend rate	$9	$10	$14
1% lower trend rate	(8)	(9)	(12)

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $54 million, $44 million, and $43 million in 2014, 2013, and 2012, respectively.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheet at December 31, 2014 and 2013.

Pilot Long-term Disability Benefits

Alaska maintains a long-term disability plan for its pilots. The long-term disability plan does not have a service requirement. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2014 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability was $16 million and $12 million, which was recorded net of a prefunded trust account of $2 million and $1 million, and included in long-term other liabilities on the consolidated balance sheets as of December 31, 2014 and December 31, 2013, respectively.

Employee Incentive-Pay Plans

Alaska and Horizon have employee incentive plans that pay employees based on certain financial and operational metrics. These metrics are set and approved annually by the Compensation Committee of the Board of Directors. The aggregate expense under these plans in 2014, 2013 and 2012 was $116 million, $105 million, and $88 million, respectively. The plans are summarized below:

•
Performance-Based Pay (PBP) is a program that rewards all employees.  The program is based on four separate metrics related to Air Group profitability, safety, achievement of unit-cost goals, and employee engagement as measured by customer satisfaction.

•	The Operational Performance Rewards Program entitles all Air Group employees to quarterly payouts of up to $300 per person if certain operational and customer service objectives are met.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Future minimum fixed payments for commitments as of December 31, 2014 (in millions):

	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements	Engine Maintenance
2015	$111	$95	$516	$51	$10
2016	102	93	496	56	—
2017	72	89	471	60	—
2018	57	41	430	42	—
2019	46	40	393	31	—
Thereafter	164	196	653	245	—
Total	$552	$554	$2,959	$485	$10

Lease Commitments

At December 31, 2014, the Company had lease contracts for 64 aircraft, which have remaining noncancelable lease terms ranging from 2015 to 2028. Of these aircraft, 14 are subleased to a third-party carrier, and seven aircraft are E-175 regional jets, of which five aircraft will begin operations under a CPA with SkyWest during 2015. The majority of airport and terminal facilities are also leased. Rent expense was $288 million, $290 million, and $275 million, in 2014, 2013, and 2012, respectively.

Aircraft Commitments

As of December 31, 2014, the Company is committed to purchasing 73 B737 aircraft (36 B737-900ER aircraft and 37 B737 MAX aircraft, with deliveries in 2015 through 2022) and three Q400 aircraft, with deliveries in 2015 through 2017. In addition, the Company has options to purchase an additional 48 B737 aircraft and five Q400 aircraft, and options to increase capacity with 16 E-175 aircraft through our CPA with SkyWest.

Capacity Purchase Agreements (CPAs)

In November 2014, Alaska amended its CPA with SkyWest, which includes a 12-year lease for seven Embraer E-175s. The seven aircraft have delivery dates ranging from June 2015 to February 2016. The future minimum lease payments related to the aircraft in the amended contract are included in the aircraft leases column and the minimum lease payments associated with operating the flights are included in the capacity purchase agreements column of the commitments table.

At December 31, 2014, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. In addition, Alaska has a CPA with PenAir to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

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

NOTE 10. SHAREHOLDERS' EQUITY

Common Stock Changes
During the second quarter of 2014, shareholders voted to increase the number of authorized shares from 100 million to 200 million shares, and reduce the par value of common stock from $1 per share to $0.01 per share, and the Board of Directors declared a two-for-one stock split by means of a stock distribution. The additional shares were distributed on July 9, 2014, to the shareholders of record on June 23, 2014. All historical share and per share information has been recast to reflect the changes in the Company's equity structure.

Dividends

During 2014, the Board of Directors declared dividends of $0.50 per share. The Company paid dividends of $68 million to shareholders of record during 2014.

Subsequent to year-end, the Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on March 10, 2015 to shareholders of record as of February 24, 2015. This is a 60% increase from the most recent quarterly dividends of $0.125 per share.

Common Stock Repurchase

In May 2014, the Board of Directors authorized a $650 million share repurchase program, which does not have a set expiration date. In September 2012, the Board of Directors authorized a $250 million share repurchase program, which was completed in July 2014. In February 2012, the Board of Directors authorized a $50 million share repurchase program, which was completed in September 2012. In June 2011, the Board of Directors authorized a $50 million share repurchase program, which was completed in January 2012.

Share repurchase activity (in millions, except shares):

	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
2014 $650 million Repurchase Program	5,497,427	$265	—	$—	—	$—
2012 $250 million Repurchase Program	1,819,304	83	4,984,186	159	405,020	8
2012 $50 million Repurchase Program	—	—	—	—	2,874,202	50
2011 $50 million Repurchase Program	—	—	—	—	92,680	2
Total	7,316,731	$348	4,984,186	$159	3,371,902	$60

Retirement of Treasury Shares

In 2014, the Company retired 7,283,107 common shares that had been held in treasury. At December 31, 2014, the Company held 75,100 shares in treasury.

Accumulated Other Comprehensive Loss (AOCL)

AOCL consisted of the following (in millions, net of tax):

	2014	2013
Related to marketable securities	—	—
Related to employee benefit plans	(298)	(173)
Related to interest rate derivatives	(12)	(10)
	$(310)	$(183)

NOTE 11. SPECIAL ITEMS

Special Mileage Plan Revenue

In the third quarter of 2013, the Company modified its Affinity Card Agreement (Agreement) with Bank of America Corporation (BAC), through which the Company sells miles and other items to BAC and the Company's loyalty program members accrue frequent flyer miles based on purchases using credit cards issued by BAC. As a result of the execution of the Agreement, consideration received as part of this agreement is subject to Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13).

The Company followed the rollforward transition approach of ASU 2009-13, which required that the Company's existing deferred revenue balance be adjusted to reflect the value, on a relative selling price basis, of any undelivered element remaining at the date of contract modification as if the Company had been applying ASU 2009-13 since inception of the Agreement. The relative selling price of the undelivered element (air transportation) is lower than the rate at which it had been deferred under the previous contract and the Company recorded a one-time, non-cash adjustment to decrease frequent flyer deferred revenue and increase Special mileage plan revenue. The amount recorded for the year ended December 31, 2013 was $192 million.

Also during the third quarter of 2013, as part of the Company's ongoing evaluation of Mileage Plan program assumptions, the Company performed a statistical analysis of historical data, which refined its estimate of the amount of breakage in the mileage population. This new refinement enables the Company to better identify historical differences between certain of its mileage breakage estimates and the amounts that have actually been experienced. As a result, the Company increased its estimate of the number of frequent flyer miles expected to expire unused from 12.0% to 17.4%. Included in the Special mileage plan revenue item above is $44 million of additional revenue related to the effect of the change on the deferred revenue balance.

Special Items

Refer to Note 8. Employee Benefit Plans for detailed information about the one-time benefit related to the curtailment of certain postretirement benefit plans. In the fourth quarter of 2014, we recorded a one-time gain of $10 million associated with the settlement of a legal matter.

NOTE 12. STOCK-BASED COMPENSATION PLANS

The table below summarizes the components of total stock-based compensation (in millions):

	2014	2013	2012
Stock options	$3	$3	$2
Stock awards	10	10	11
Deferred stock awards	1	1	1
Employee stock purchase plan	2	2	1
Stock-based compensation	$16	$16	$15

Tax benefit related to stock-based compensation	$6	$6	$5

Unrecognized stock-based compensation for non-vested options and awards and the weighted-average period the expense will be recognized (in millions):

	Amount	Weighted- Average Period
Stock options	$2	0.8
Stock awards	8	0.6
Unrecognized stock-based compensation	$10	0.7

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan (ESPP).

The Company is authorized to issue 36 million shares of common stock under these plans, of which 16,914,785 shares remain available for future grants of either options or stock awards as of December 31, 2014.

Stock Options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2014	2013	2012
Expected volatility	65%	67%	55%
Expected term	6 years	6 years	6 years
Risk-free interest rate	1.87%	1.10%	1.08%
Expected dividend yield	1.25	—	—
Weighted-average grant date fair value per share	$21.70	$14.74	$8.62
Estimated fair value of options granted (millions)	$3	$3	$2

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

The tables below summarize stock option activity:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2013	1,143,684	$14.25	6.6	$26
Granted	143,050	40.01
Exercised	(573,140)	11.39
Forfeited or expired	(5,906)	38.76
Outstanding, December 31, 2014	707,688	$21.57	6.4	$27

Exercisable, December 31, 2014	243,726	$12.32	5.4	$12
Vested or expected to vest, December 31, 2014	706,748	$21.56	6.4	$27

(in millions)	2014	2013	2012
Intrinsic value of option exercises	$20	$19	$11
Cash received from stock option exercises	6	8	7
Tax benefit related to stock option exercises	7	7	4
Fair value of options vested	2	3	4

Stock Awards

Restricted Stock Units (RSUs) are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of the vest period. The fair value of the RSUs is based on the stock price on the date of grant. The RSUs “cliff vest” after three years, or the period from the date of grant to the employee’s retirement eligibility, and expense is recognized accordingly. Performance Share Units (PSUs) are awarded to certain executives to receive shares of common stock if specific performance goals and market conditions are achieved. There are several tranches of PSUs which vest when performance goals and market conditions are met.

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2013	1,278,430	$19.58	0.6	$47
Granted	400,650	31.85
Vested	(630,390)	16.53
Forfeited	(21,300)	19.48
Non-vested, December 31, 2014	1,027,390	$26.19	0.6	$61

Deferred Stock Awards

Deferred Stock Units (DSUs) are awarded to members of its Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee Stock Purchase Plan (ESPP)

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 298,283, 171,227, and 157,373 shares in 2014, 2013, and 2012 under the ESPP.

NOTE 13. OPERATING SEGMENT INFORMATION

Air Group has two operating airlines - Alaska Airlines and Horizon Air. Each is a regulated airline with separate management teams. To manage the two operating airlines and the revenues and expenses associated with the CPAs, management views the business in three operating segments.
Alaska Mainline - The Boeing 737 part of Alaska's business.
Alaska Regional - Alaska's shorter distance network. In this segment, Alaska Regional records actual on board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under CPAs. Additionally, Alaska Regional includes a small allocation of corporate overhead such as IT, finance and other administrative costs incurred by Alaska and on behalf of the regional operations.
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

Operating segment information is as follows (in millions):

	Alaska
Year Ended December 31, 2014	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$3,774	$—	$—	$—	$3,774	$—	$3,774
Regional	—	805	—	—	805	—	805
Total passenger revenues	3,774	805	—	—	4,579	—	4,579
CPA revenues	—	—	371	(371)	—	—	—
Freight and mail	109	5	—		114	—	114
Other-net	592	78	5		675		675
Total operating revenues	4,475	888	376	(371)	5,368	—	5,368

Operating expenses
Operating expenses, excluding fuel	2,417	623	349	(371)	3,018	(30)	2,988
Economic fuel	1,251	190	—	—	1,441	(23)	1,418
Total operating expenses	3,668	813	349	(371)	4,459	(53)	4,406

Nonoperating income (expense)
Interest income	20	—	—	1	21	—	21
Interest expense	(32)	—	(12)	(4)	(48)	—	(48)
Other	39	(1)	2	—	40	—	40
	27	(1)	(10)	(3)	13	—	13
Income (loss) before income tax	$834	$74	$17	$(3)	$922	$53	$975

	Alaska
Year Ended December 31, 2013	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$3,490	$—	$—	$—	$3,490	$—	$3,490
Regional	—	777	—	—	777	—	777
Total passenger revenues	3,490	777	—	—	4,267	—	4,267
CPA revenues	—	—	368	(368)	—	—	—
Freight and mail	109	4	—		113	—	113
Other-net	513	66	5		584	192	776
Total operating revenues	4,112	847	373	(368)	4,964	192	5,156

Operating expenses
Operating expenses, excluding fuel	2,293	585	341	(368)	2,851	—	2,851
Economic fuel	1,294	181	—	—	1,475	(8)	1,467
Total operating expenses	3,587	766	341	(368)	4,326	(8)	4,318

Nonoperating income (expense)
Interest income	18	—	—	—	18	—	18
Interest expense	(38)	—	(14)	(4)	(56)	—	(56)
Other	25	(12)	2	1	16	—	16
	5	(12)	(12)	(3)	(22)	—	(22)
Income (loss) before income tax	$530	$69	$20	$(3)	$616	$200	$816

	Alaska
Year Ended December 31, 2012	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$3,284	$—	$—	$—	$3,284	$—	$3,284
Regional	—	746	—	—	746	—	746
Total passenger revenues	3,284	746	—	—	4,030	—	4,030
CPA revenues	—	—	369	(369)	—	—	—
Freight and mail	107	4	—	—	111	—	111
Other-net	448	61	7	—	516	—	516
Total operating revenues	3,839	811	376	(369)	4,657	—	4,657

Operating expenses
Operating expenses, excluding fuel	2,131	566	338	(369)	2,666	—	2,666
Economic fuel	1,238	183	—	—	1,421	38	1,459
Total operating expenses	3,369	749	338	(369)	4,087	38	4,125

Nonoperating income (expense)
Interest income	19	—	—	—	19	—	19
Interest expense	(47)	—	(16)	(1)	(64)	—	(64)
Other	24	—	2	1	27	—	27
	(4)	—	(14)	—	(18)	—	(18)
Income (loss) before income tax	$466	$62	$24	$—	$552	$(38)	$514

(a)
The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain income and charges.

(b)	Includes accounting adjustments related to Special mileage plan revenue, mark-to-market fuel-hedge accounting charges, non-cash curtailment gain, and a one-time gain related to a legal matter.

	2014	2013	2012
Depreciation:
Alaska(a)	$243	223	$217
Horizon	51	47	47
Parent company	—	—	—
Consolidated	$294	$270	$264

Capital expenditures:
Alaska(a)	$659	$494	$477
Horizon	35	72	41
Consolidated	$694	$566	$518

Total assets at end of period:
Alaska(a)	$6,772	$5,832
Horizon	818	840
Parent company	3,552	2,762
Elimination of inter-company accounts	(4,961)	(3,596)
Consolidated	$6,181	$5,838

(a)	There are no depreciation expenses, capital expenditures or assets associated with purchased capacity flying at Alaska Regional.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alaska Air Group, Inc.:
We have audited Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Air Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (included in Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Alaska Air Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 11, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Seattle, Washington
February 11, 2015

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2014 (hereinafter referred to as our “2015 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,920,362(1)	$21.57(2)	16,914,785(3)
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	1,920,362	$21.57	16,914,785

(1)
Of these shares, 670,368 subject to options then outstanding under the 2008 Plan, and 1,212,674 were subject to outstanding restricted, performance and deferred stock unit awards granted under the 2008 Plan. In addition, 37,320 were subject to options then outstanding under the 2004 Plan. Outstanding performance awards are reflected in the table assuming that the target level of performance will be achieved. No new award of grants may be made under the 2004 Plan.

(2)	This number does not reflect the 1,212,674 shares that were subject to outstanding stock unit awards granted under the 2008 Plan.

(3)
Of the aggregate number of shares that remained available for future issuance, 10,200,360 shares were available under the 2008 Plan and 6,795,273 shares were available under the ESPP. Subject to certain express limits of the 2008 Plan, shares available for award purposes under the 2008 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in shares of our common stock including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. Full-value shares issued under the 2008 Plan are counted against the share limit as 1.7 shares for every one share issued. This table does not give effect to that rule.

Other information required by this item is set forth under the heading “Beneficial Ownership of Securities” in our 2015 Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our 2015 Proxy Statement.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this report:

1.	Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ BRADLEY D. TILDEN	Date:	February 11, 2015
Bradley D. Tilden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 11, 2015 on behalf of the registrant and in the capacities indicated.

/s/ BRADLEY D. TILDEN	Chairman, President, and Chief Executive Officer (Principal Executive Officer)
Bradley D. Tilden

/s/ BRANDON S. PEDERSEN	Executive Vice President/Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Brandon S. Pedersen

/s/ PATRICIA M. BEDIENT	Director
Patricia M. Bedient

/s/ MARION C. BLAKEY	Director
Marion C. Blakey

/s/ PHYLLIS J. CAMPBELL	Director
Phyllis J. Campbell

/s/ DHIREN R. FONSECA	Director
Dhiren R. Fonseca

/s/ JESSIE J. KNIGHT, JR.	Director
Jessie J. Knight, Jr.

/s/ DENNIS F. MADSEN	Director
Dennis F. Madsen

/s/ HELVI K. SANDVIK	Director
Helvi K. Sandvik

/s/ KATHERINE J. SAVITT	Director
Katherine J. Savitt

/s/ J. KENNETH THOMPSON	Director
J. Kenneth Thompson

/s/ ERIC K. YEAMAN	Director
Eric K. Yeaman

EXHIBIT INDEX

Certain of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated by reference from the documents below. Certain others are filed herewith. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 6, 2014	3.1
3.2	Bylaws of Registrant, as amended April 30, 2010	8-K	May 3, 2010	3.2
10.1#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.1
10.2#	Purchase Agreement No. 2497, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.2
10.3#	Supplemental Agreement No. 23 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q/A	August 2, 2011	10.1
10.4#	Supplemental Agreement No. 29 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.1
10.5#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.2
10.6*	Alaska Air Group Performance Based Pay Plan (formerly "Management Incentive Plan"), as amended and restated February 11, 2014	10-Q	May 9, 2014	10.1
10.7*†	Alaska Air Group Performance Based Pay Plan Annex	10-K	February 11, 2015
10.8*	Alaska Air Group, Inc. 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement	10-K	February 20, 2008	10.8.1
10.9*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 4, 2011	10.3
10.10*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 4, 2011	10.4
10.11*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-Q	August 4, 2011	10.5
10.12*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Stock Unit Award Agreement Incentive Award	10-Q	August 4, 2011	10.6
10.13*†	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Amended for Stock-Split	10-K	February 11, 2015
10.14*†	Alaska Air Group, Inc. 2010 Employee Stock Purchase Plan, Amended for Stock-Split	10-K	February 11, 2015
10.15*†	Alaska Air Group, Inc. Stock Deferral Plan for Non-Employee Directors	10-K	February 11, 2015
10.16*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended	10-Q	August 4, 2011	10.1
10.17*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2
10.18*†	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated October 16, 2014	10-K	February 11, 2015
21†	Subsidiaries of Registrant
23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.