Form 10-Q
period 2015-03-31
ALASKA AIR GROUP, INC.
filed 2015-05-07
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The registrant has 129,635,498 common shares, par value $0.01, outstanding at April 30, 2015.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2014, and Item 1A. "Risk Factors" included herein. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$51	$107
Marketable securities	1,261	1,110
Total cash and marketable securities	1,312	1,217
Receivables - net	187	259
Inventories and supplies - net	52	58
Deferred income taxes	123	117
Prepaid expenses and other current assets	102	105
Total Current Assets	1,776	1,756

Property and Equipment
Aircraft and other flight equipment	5,204	5,165
Other property and equipment	899	896
Deposits for future flight equipment	778	555
	6,881	6,616
Less accumulated depreciation and amortization	2,384	2,317
Total Property and Equipment - Net	4,497	4,299

Other Assets	137	126

Total Assets	$6,410	$6,181

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	March 31, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$57	$62
Accrued wages, vacation and payroll taxes	160	232
Other accrued liabilities	731	629
Air traffic liability	814	631
Current portion of long-term debt	118	117
Total Current Liabilities	1,880	1,671

Long-Term Debt, Net of Current Portion	650	686
Other Liabilities and Credits
Deferred income taxes	753	750
Deferred revenue	382	374
Obligation for pension and postretirement medical benefits	247	246
Other liabilities	332	327
	1,714	1,697
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 200,000,000 shares, Issued: 2015 - 130,551,503 shares; 2014 - 131,556,573 shares, Outstanding: 2015 - 130,444,006 shares; 2014 - 131,481,473	1	1
Capital in excess of par value	211	296
Treasury stock (common), at cost: 2015 - 107,497 shares; 2014 - 75,100 shares	(7)	(4)
Accumulated other comprehensive loss	(305)	(310)
Retained earnings	2,266	2,144
	2,166	2,127
Total Liabilities and Shareholders' Equity	$6,410	$6,181

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2015	2014
Operating Revenues
Passenger
Mainline	$901	$854
Regional	186	186
Total passenger revenue	1,087	1,040
Freight and mail	23	24
Other - net	159	158
Total Operating Revenues	1,269	1,222

Operating Expenses
Wages and benefits	306	272
Variable incentive pay	26	25
Aircraft fuel, including hedging gains and losses	235	358
Aircraft maintenance	63	51
Aircraft rent	26	28
Landing fees and other rentals	71	69
Contracted services	67	60
Selling expenses	53	46
Depreciation and amortization	76	70
Food and beverage service	25	21
Other	83	81
Total Operating Expenses	1,031	1,081
Operating Income	238	141

Nonoperating Income (Expense)
Interest income	5	5
Interest expense	(11)	(12)
Interest capitalized	8	5
Other - net	—	13
	2	11
Income before income tax	240	152
Income tax expense	91	58
Net Income	$149	$94

Basic Earnings Per Share:	$1.13	$0.69
Diluted Earnings Per Share:	$1.12	$0.68

Shares used for computation:
Basic	131.120	137.334
Diluted	132.230	138.822

Cash dividend declared per share:	$0.20	$0.125
See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014

Net Income	$149	$94

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	7	3
Income tax effect	(3)	(1)
Total	4	2

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits	3	2
Income tax effect	(1)	(1)
Total	2	1

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	(4)	(3)
Reclassification of (gains) losses into Aircraft rent	2	2
Income tax effect	1	—
Total	(1)	(1)

Other Comprehensive Income	5	2

Comprehensive Income	$154	$96

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$149	$94
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76	70
Stock-based compensation and other	9	4
Changes in certain assets and liabilities:
Changes in deferred income taxes	(6)	9
Increase in air traffic liability	183	185
Increase (decrease) in deferred revenue	8	(1)
Other - net	95	(119)
Net cash provided by operating activities	514	242

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(245)	(65)
Other flight equipment	(21)	(17)
Other property and equipment	(13)	(11)
Total property and equipment additions	(279)	(93)
Purchases of marketable securities	(403)	(305)
Sales and maturities of marketable securities	259	227
Proceeds from disposition of assets and changes in restricted deposits	2	7
Net cash used in investing activities	(421)	(164)

Cash flows from financing activities:
Long-term debt payments	(35)	(37)
Common stock repurchases	(102)	(30)
Dividends paid	(26)	(17)
Other financing activities	14	16
Net cash used in financing activities	(149)	(68)
Net increase (decrease) in cash and cash equivalents	(56)	10
Cash and cash equivalents at beginning of year	107	80
Cash and cash equivalents at end of the period	$51	$90

Supplemental disclosure:
Cash paid during the period for:
Interest (net of amount capitalized)	$7	$11
Income taxes paid (received)	(65)	6
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of March 31, 2015, as well as the results of operations for the three months ended March 31, 2015 and 2014. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three months ended March 31, 2015, are not necessarily indicative of operating results for the entire year.

Certain reclassifications, such as changes in our equity structure, have been made to prior year financial statements to conform with classifications used in the current year.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In April 2015, the FASB proposed to defer the effective date one year, and now allows early adoption one year prior to the effective date. The proposed standard would be effective for the Company on January 1, 2018, and early adoption is allowed on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined whether it will early adopt the standard or not.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

March 31, 2015	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$5	$—	$—	$5
Cash equivalents	46	—	—	46
Cash and cash equivalents	51	—	—	51
U.S. government and agency securities	200	1	—	201
Foreign government bonds	31	—	—	31
Asset-backed securities	151	—	—	151
Mortgage-backed securities	127	1	(1)	127
Corporate notes and bonds	721	6	—	727
Municipal securities	24	—	—	24
Marketable securities	1,254	8	(1)	1,261
Total	$1,305	$8	$(1)	$1,312

December 31, 2014	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$4	$—	$—	$4
Cash equivalents	103	—	—	103
Cash and cash equivalents	107	—	—	107
U.S. government and agency securities	166	—	—	166
Foreign government bonds	25	—	—	25
Asset-backed securities	130	—	—	130
Mortgage-backed securities	127	—	(1)	126
Corporate notes and bonds	644	3	(2)	645
Municipal securities	18	—	—	18
Marketable securities	1,110	3	(3)	1,110
Total	$1,217	$3	$(3)	$1,217

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2015.

Activity for marketable securities (in millions):

	Three Months Ended March 31,
	2015	2014
Proceeds from sales and maturities	$259	$227
Gross realized gains	1	1
Gross realized losses	(1)	(1)

Maturities for marketable securities (in millions):

March 31, 2015	Cost Basis	Fair Value
Due in one year or less	$152	$151
Due after one year through five years	1,099	1,106
Due after five years through 10 years	3	4
Due after 10 years	—	—
Total	$1,254	$1,261

NOTE 3. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil.

As of March 31, 2015, the Company had outstanding fuel hedge contracts covering 256 million gallons of crude oil that will be settled from April 2015 to September 2016. Refer to the contractual obligations and commitments section of Item 2 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	March 31, 2015	December 31, 2014
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$3	$3
Fuel hedge contracts, noncurrent assets	2	4

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(6)	(6)
Other liabilities	(15)	(13)
Losses in accumulated other comprehensive loss (AOCL)	(21)	(19)

The net cash received (paid) for new positions and settlements was ($4) million and ($7) million during the three months ended March 31, 2015 and 2014, respectively.

Pretax effect of derivative instruments on earnings (in millions):

	Three Months Ended March 31,
	2015	2014
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in aircraft fuel expense	$(6)	$(10)

Derivative Instruments Designated as Hedges
Interest rate swaps
Losses recognized in aircraft rent	(2)	(2)
Gains (losses) recognized in other comprehensive income (OCI)	(4)	(3)

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

The Company posted collateral of $5 million and $3 million as of March 31, 2015 and December 31, 2014, respectively. The collateral was provided to one counterparty associated with the net liability position of the interest rate swap agreements, offset by the net asset position of the fuel hedge contracts under a master netting arrangement.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

March 31, 2015	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$201	$—	$201
Foreign government bonds	—	31	31
Asset-backed securities	—	151	151
Mortgage-backed securities	—	127	127
Corporate notes and bonds	—	727	727
Municipal securities	—	24	24
Derivative instruments
Fuel hedge call options	—	5	5

Liabilities
Derivative instruments
Interest rate swap agreements	—	(21)	(21)

December 31, 2014	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$166	$—	$166
Foreign government bonds	—	25	25
Asset-backed securities	—	130	130
Mortgage-backed securities	—	126	126
Corporate notes and bonds	—	645	645
Municipal securities	—	18	18
Derivative instruments
Fuel hedge call options	—	7	7

Liabilities
Derivative instruments
Interest rate swap agreements	—	(19)	(19)

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

The Company has no financial assets that are measured at fair value on a nonrecurring basis at March 31, 2015.

Fair Value of Other Financial Instruments

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash and Cash Equivalents: Carried at amortized cost, which approximates fair value.

Debt: The carrying amount of the Company's variable-rate debt approximates fair values. For fixed-rate debt, the Company uses the income approach to determine the estimated fair value, by using discounted cash flows using borrowing rates for comparable debt over the weighted life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	March 31, 2015	December 31, 2014
Carrying amount	$587	$614
Fair value	640	666

NOTE 5. MILEAGE PLAN

Alaska's Mileage Plan liabilities and deferrals on the consolidated balance sheets (in millions):

	March 31, 2015	December 31, 2014
Current Liabilities:
Other accrued liabilities	$360	$343
Other Liabilities and Credits:
Deferred revenue	375	367
Other liabilities	19	20
Total	$754	$730

Alaska's Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2015	2014
Passenger revenues	$64	$55
Other - net revenues	76	73
Total	$140	$128

NOTE 6. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	March 31, 2015	December 31, 2014
Fixed-rate notes payable due through 2024	$587	$614
Variable-rate notes payable due through 2025	181	189
Total debt	768	803
Less current portion	118	117
Long-term debt, less current portion	$650	$686

Weighted-average fixed-interest rate	5.7%	5.7%
Weighted-average variable-interest rate	1.6%	1.6%

During the three months ended March 31, 2015, the Company made debt payments of $35 million.

At March 31, 2015, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2015	$83
2016	115
2017	120
2018	151
2019	114
Thereafter	185
Total	$768

Bank Lines of Credit

The Company has two $100 million credit facilities. Both facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in September 2017, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at March 31, 2015.

NOTE 7. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs recognized included the following components for the three months ended March 31, 2015 (in millions):

	Three Months Ended March 31,
	Qualified		Postretirement Medical
	2015	2014	2015	2014
Service cost	$10	$8	$1	$1
Interest cost	21	20	1	1
Expected return on assets	(31)	(29)	—	—
Recognized actuarial loss (gain)	7	3	(3)	(1)
Total	$7	$2	$(1)	$1

NOTE 8. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

March 31, 2015	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements
Remainder of 2015	$39	$70	$385	$39
2016	105	92	585	58
2017	72	87	530	61
2018	57	39	428	42
2019	46	37	372	30
Thereafter	164	194	650	245
Total	$483	$519	$2,950	$475

Lease Commitments

At March 31, 2015, the Company had lease contracts for 64 aircraft, which have remaining noncancelable lease terms ranging from 2015 to 2028. Of these aircraft, 14 are non-operating (i.e. not in the Company's fleet) and seven aircraft are E-175 regional jets, which will begin operations under a CPA with SkyWest in 2015. The majority of airport and terminal facilities are also leased. Rent expense for aircraft and facility leases was $73 million and $75 million for the three months ended March 31, 2015 and 2014, respectively.

Aircraft Commitments

As of March 31, 2015, the Company is committed to purchasing 79 B737 aircraft (42 737-900ER aircraft and 37 737 MAX aircraft) and two Q400 aircraft, with deliveries in 2015 through 2022. In addition, the Company has options to purchase 46 B737 aircraft and five Q400 aircraft, and options to increase capacity with 16 E-175 aircraft through our CPA with SkyWest.

Capacity Purchase Agreements (CPAs)

At March 31, 2015, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity to Alaska under a CPA, which is eliminated upon consolidation. In addition, Alaska has CPAs with SkyWest Airlines, Inc. (SkyWest) to fly certain routes and Peninsula Airways, Inc. (PenAir) to fly one route in the state of Alaska. Under these agreements, Alaska pays the third-party carriers an amount which is based on a determination of their cost of operating those flights and other factors. The costs paid by Alaska to Horizon are based on similar data and are intended to approximate market rates for those services. Future payments (excluding those due to Horizon) are based on contractually required minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights, such as fuel.

NOTE 9. SHAREHOLDERS' EQUITY

Dividends

During the three months ended March 31, 2015, the Company declared and paid cash dividends of $0.20 per share, or $26 million.

Common Stock Repurchase

In September 2012, the Board of Directors authorized a $250 million share repurchase program, which was completed in July 2014. In May 2014, the Board of Directors authorized a $650 million share repurchase program.

Share repurchase activity (in millions, except share amounts):

	Three Months Ended March 31,
	2015		2014
	Shares	Amount	Shares	Amount
2014 Repurchase Program - $650 million	1,580,747	$102	—	$—
2012 Repurchase Program - $250 million	—	$—	705,702	$30
Total	1,580,747	$102	705,702	$30

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss), net of tax (in millions):

	March 31, 2015	December 31, 2014
Marketable securities	$4	$—
Employee benefit plans	(296)	(298)
Interest rate derivatives	(13)	(12)
Total	$(305)	$(310)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three months ended March 31, 2015 and 2014, anti-dilutive shares excluded from the calculation of EPS were not material.

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

	Three Months Ended March 31, 2015
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$901	$—	$—	$—	$901	$—	$901
Regional	—	186	—	—	186	—	186
Total passenger revenues	901	186	—	—	1,087	—	1,087
CPA revenues	—	—	99	(99)	—	—	—
Freight and mail	22	1	—	—	23	—	23
Other - net	142	16	1	—	159	—	159
Total operating revenues	1,065	203	100	(99)	1,269	—	1,269

Operating expenses
Operating expenses, excluding fuel	639	164	91	(98)	796	—	796
Economic fuel	203	32	—	—	235	—	235
Total operating expenses	842	196	91	(98)	1,031	—	1,031

Nonoperating income (expense)
Interest income	5	—	—	—	5	—	5
Interest expense	(7)	—	(4)	—	(11)	—	(11)
Other	7	—	1	—	8	—	8
	5	—	(3)	—	2	—	2
Income (loss) before income tax	$228	$7	$6	$(1)	$240	$—	$240

	Three Months Ended March 31, 2014
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$854	$—	$—	$—	$854	$—	$854
Regional	—	186	—	—	186	—	186
Total passenger revenues	854	186	—	—	1,040	—	1,040
CPA revenues	—	—	91	(91)	—	—	—
Freight and mail	23	1	—	—	24	—	24
Other - net	140	17	1	—	158	—	158
Total operating revenues	1,017	204	92	(91)	1,222	—	1,222

Operating expenses
Operating expenses, excluding fuel	576	151	86	(90)	723	—	723
Economic fuel	318	48	—	—	366	(8)	358
Total operating expenses	894	199	86	(90)	1,089	(8)	1,081

Nonoperating income (expense)
Interest income	5	—	—	—	5	—	5
Interest expense	(8)	—	(4)	—	(12)	—	(12)
Other	18	(1)	1	—	18	—	18
	15	(1)	(3)	—	11	—	11
Income (loss) before income tax	$138	$4	$3	$(1)	$144	$8	$152

(a)	The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain charges.

(b)	Includes mark-to-market fuel-hedge accounting charges.

Total assets were as follows (in millions):

	March 31, 2015	December 31, 2014
Alaska(a)	$7,153	$6,772
Horizon	821	818
Parent company	3,638	3,552
Elimination of inter-company accounts	(5,202)	(4,961)
Consolidated	$6,410	$6,181

(a)	There are no assets associated with purchased capacity flying at Alaska.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our segment operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. This overview summarizes the MD&A, which includes the following sections:

•	First Quarter Review—highlights from the first quarter of 2015 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three months ended March 31, 2015. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2015.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

FIRST QUARTER REVIEW

Our consolidated pretax income was $240 million during the first quarter of 2015, compared to $152 million in the first quarter of 2014. The increase of $88 million was mainly due to increased revenues of $47 million and lower aircraft fuel expense of $123 million, partially offset by an increase in non-fuel expenses of $73 million. Also, in the prior-year quarter, we recognized gains from the sale of certain equity securities of $11 million. The increase in revenues was due to an increase in capacity of 10.8%, while the average price of raw fuel decreased 38.9% per gallon, and non-fuel unit expenses decreased 0.6%.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the first quarter, both Alaska and Horizon continued their strong on-time performance, reporting that 85.0% and 86.2% of their flights arrived on time, respectively. For the twelve months ended February 2015, Alaska maintained its ranking as the top carrier among the eight largest U.S. airlines for on-time performance, according to the U.S. Department of Transportation.

New Markets

New routes launched and announced are as follows:

New Non-Stop Routes Launched in Q1	New Non-Stop Routes Announced (Launch Dates)
Las Vegas to Mammoth Lakes, California	Seattle to JFK, New York (9/16/15)
San Diego to Kona, Hawaii	Orange County, California to Cabo San Lucas, Mexico (10/8/15)
Seattle to Washington, D.C. Dulles	Orange County, California to Puerto Vallarta, Mexico (10/9/15)
Boise to Spokane, Washington (8/24/15)
Los Angeles to Baltimore, Maryland (9/10/15)
Seattle to Nashville, Tennessee (9/23/15)
Seattle to Raleigh, North Carolina (10/1/15)
Seattle to Charleston, South Carolina (11/16/15)
Los Angeles to San Jose, Costa Rica (10/31/15)
Los Angeles to Liberia, Costa Rica (11/1/15)

Capital Allocation

During the first quarter of 2015, we paid cash dividends of $26 million and we repurchased 1,580,747 shares of our common stock for $102 million under the $650 million repurchase program authorized by our Board of Directors in May 2014. Since 2007, we have repurchased 50,669,998 shares of common stock under such programs for $930 million for an average price of $18 per share. During the month of April, we repurchased 829,873 shares of our common stock for $53 million, resulting in 129,635,498 shares outstanding at April 30, 2015. For 2015, we expect to deploy at least $550 million to shareholders through a combination of dividends and share repurchases.

Outlook

Currently, we see strong demand for the summer travel season. Because of our low cost structure, low fuel costs, and our strong balance sheet we are able to offer lower fares, while maintaining our return and capital allocation objectives. We believe this offers our customers an outstanding value proposition when coupled with the improvements we've made in our in-flight experience with Alaska BeyondTM, including upgraded food and beverage offerings, new streaming in-flight entertainment, comfortable Recaro seats with power at every seat, and our award winning service. We also launched a promotion beginning February 1, 2015 to offer a free checked bag to all Alaska Airlines Visa Signature credit cardholders to further enhance the value of our Mileage Plan program, which we expect to continue.

We expect our capacity to increase approximately 10.5% in the second quarter. In addition to our own capacity growth, competitive capacity is expected to be up approximately 15% in the second quarter (weighted by the concentration of our own capacity in competitive markets), which will put pressure on our yields and load factors. We currently expect our unit costs to be flat in the second quarter compared to 2014, and are targeting an approximate 0.5% decrease in unit costs for the full year of 2015 compared to 2014.

Our current expectations for capacity and CASM excluding fuel and special items are summarized below:

	Forecast Q2 2015	Change Y-O-Y	Forecast Full Year 2015	Change Y-O-Y
Consolidated:
ASMs (000,000) "capacity"	9,900 - 9,950	~ 10.5%	39,500 - 39,900	~ 10.0%
CASM excluding fuel (cents)	8.33¢ - 8.38¢	~ flat	8.30¢ - 8.35¢	~ (0.5)%

Mainline:
ASMs (000,000) "capacity"	8,925 - 8,975	~ 10.5%	35,600 - 36,000	~ 10.0%
CASM excluding fuel (cents)	7.43¢ - 7.48¢	~ flat	7.40¢ - 7.45¢	~ (0.5)%

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Our consolidated net income for the first quarter of 2015 was $149 million, or $1.12 per diluted share, compared to net income of $94 million, or $0.68 per diluted share, in the first quarter of 2014. Significant items impacting the comparability between the periods are as follows:

•
In the first quarter of 2014 there were adjustments to reflect the timing of unrealized mark-to-market gains of $8 million ($5 million after tax, or $0.04 per diluted share) related to our fuel hedge positions.

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

Excluding the impact of mark-to-market fuel hedge adjustments, our adjusted consolidated net income for the first quarter of 2015 was $149 million, or $1.12 per diluted share, compared to an adjusted consolidated net income of $89 million, or $0.64 per diluted share, in the first quarter of 2014.

	Three Months Ended March 31,
	2015		2014
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$149	$1.12	$94	$0.68
Mark-to-market fuel hedge adjustments, net of tax	—	—	(5)	(0.04)
Non-GAAP adjusted income and per-share amounts	$149	$1.12	$89	$0.64

Our operating costs per ASM are summarized below:

	Three Months Ended March 31,
(in cents)	2015		2014		% Change
Consolidated:
CASM	11.14	¢	12.94	¢	(13.9)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.53		4.28		(40.9)
CASM excluding fuel	8.61	¢	8.66	¢	(0.6)

Mainline:
CASM	10.09	¢	11.82	¢	(14.6)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.43		4.14		(41.3)
CASM excluding fuel	7.66	¢	7.68	¢	(0.3)

OPERATING STATISTICS SUMMARY (unaudited)
Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended March 31,
	2015	2014	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	7,316	6,649	10.0%
Revenue passenger miles (RPM) (000,000) "traffic"	7,723	7,078	9.1%
Available seat miles (ASM) (000,000) "capacity"	9,257	8,352	10.8%
Load factor	83.4%	84.7%	(1.3) pts
Yield	14.08¢	14.70¢	(4.2%)
Passenger revenue per ASM (PRASM)	11.74¢	12.45¢	(5.7%)
Revenue per ASM (RASM)(b)	13.71¢	14.64¢	(6.4%)
Operating expense per ASM (CASM) excluding fuel(b)	8.61¢	8.66¢	(0.6%)
Economic fuel cost per gallon(b)	$1.98	$3.32	(40.4%)
Fuel gallons (000,000)	119	110	8.2%
ASMs per fuel gallon	77.8	75.9	2.5%
Average full-time equivalent employees (FTEs)	13,274	12,386	7.2%

Mainline Operating Statistics:
Revenue passengers (000)	5,236	4,737	10.5%
RPMs (000,000) "traffic"	6,994	6,402	9.2%
ASMs (000,000) "capacity"	8,347	7,495	11.4%
Load factor	83.8%	85.4%	(1.6) pts
Yield	12.88¢	13.34¢	(3.4%)
PRASM	10.79¢	11.40¢	(5.4%)
RASM	12.75¢	13.57¢	(6.0%)
CASM excluding fuel(b)	7.66¢	7.68¢	(0.3%)
Economic fuel cost per gallon(b)	$1.97	$3.32	(40.7%)
Fuel gallons (000,000)	103	96	7.3%
ASMs per fuel gallon	81.0	78.1	3.7%
Average FTEs	10,380	9,591	8.2%
Aircraft utilization	10.6	10.2	3.9%
Average aircraft stage length	1,199	1,201	(0.2%)
Mainline operating fleet at period-end	137	133	4 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	2,080	1,912	8.8%
RPMs (000,000) "traffic"	728	675	7.9%
ASMs (000,000) "capacity"	910	857	6.2%
Load factor	80.0%	78.8%	1.2 pts
Yield	25.58¢	27.53¢	(7.1%)
PRASM	20.46¢	21.69¢	(5.7%)
Regional operating fleet at period-end (Horizon and dedicated Skywest aircraft)	60	59	1 a/c

(a)	Except for FTEs, data includes information related to third-party Regional CPA arrangements.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to Regional CPAs.

OPERATING REVENUES

Total operating revenues increased $47 million, or 4%, during the first quarter of 2015 compared to the same period in 2014. The changes are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2015	2014	% Change
Passenger
Mainline	$901	$854	6
Regional	186	186	—
Total passenger revenue	1,087	1,040	5
Freight and mail	23	24	(4)
Other - net	159	158	1
Total operating revenues	$1,269	$1,222	4

Passenger Revenue – Mainline

Mainline passenger revenue for the first quarter of 2015 increased by 6% due to an 11.4% increase in capacity, partially offset by a decrease of 5.4% in PRASM compared to the first quarter of 2014. The increase in capacity was driven by adding larger aircraft to our fleet and the annualization of new routes added to expand our service from Seattle, Anchorage, Portland, and Salt Lake City. The decrease in PRASM was driven by a 3.4% decline in ticket yield and a 1.6-point reduction in load factor compared to the prior-year quarter. The decrease in yield and load factor was primarily due to increased competitive capacity in our markets and, to a lessor extent, new markets that have not yet fully matured. Additionally, interline revenue decreased approximately 25% due to a reduction in revenue from one of our codeshare partners, and due to a favorable impact to revenue in the prior year from storm-related rebookings on us by other carriers.

Passenger Revenue – Regional

Regional passenger revenue was flat compared to the first quarter of 2014. The 6.2% increase in capacity was offset by a 5.7% decrease in PRASM. The increase in capacity was driven by additional frequencies and the annualization of new routes in the prior year. The decrease in PRASM is due to a 7.1% decline in yield, partially offset by an increase in load factor of 1.2 points. The decrease in yield is due to an increase in competitive capacity in our regional markets and our own growth as we strengthen our network utility in the Pacific Northwest.

Other – Net

Other - net revenue increased $1 million from the first quarter of 2014, due to slight increases in Mileage Plan revenue, change fee revenue and buy-on-board revenue. Largely offsetting these increases was a $6 million decline in bag fee revenue connected to promotions to offer a free checked bag to all Mileage Plan members in January, and to our Alaska Airlines Visa Signature credit cardholders in February and March.

OPERATING EXPENSES

Total operating expenses decreased $50 million, or 5%, compared to the first quarter of 2014. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,
(in millions)	2015	2014	% Change
Fuel expense	$235	$358	(34)
Non-fuel expenses	796	723	10
Total Operating Expenses	$1,031	$1,081	(5)

Significant operating expense variances from 2014 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first quarter of 2015 by $34 million.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended March 31,
(in millions)	2015	2014	% Change
Wages	$230	$209	10
Pension - Defined benefit plans	7	2	250
Defined contribution plans	15	13	15
Medical and other benefits	38	33	15
Payroll taxes	16	15	7
Total wages and benefits	$306	$272	13

Wages increased 10% with a 7.2% increase in FTEs. The primary driver of the increase in wages is the new Alaska Flight Attendant contract that was was signed in the fourth quarter of 2014. FTEs increased across most work groups compared to the prior year due to the growth in departures.

Pension expense increased $5 million, compared to the same period in the prior year. The increase is due to revaluing the pension obligation at December 31, 2014 with higher mortality assumptions, and a lower discount rate that increased the pension obligation. The resulting unrealized loss is amortized over the expected service period.

Medical and other benefits increased 15% compared to the same period in the prior year. The increase is primarily due to increases in medical insurance expense and workers' compensation expense, due to higher volumes of medical claims and a workers' compensation claim.

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

Aircraft fuel expense decreased $123 million, or 34% compared to 2014. The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
	2015		2014
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$229	$1.93	$348	$3.16
Losses on settled hedges	6	0.05	18	0.16
Consolidated economic fuel expense	235	1.98	366	3.32
Mark-to-market fuel hedge adjustments	—	—	(8)	(0.07)
GAAP fuel expense	$235	$1.98	$358	$3.25
Fuel gallons	119		110

Fuel expense was lower than in the first quarter of 2014 as the raw fuel price per gallon decreased 39% on an 8% increase in fuel gallons. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first quarter of 2015 was due to lower crude oil prices of 51% with stable refining margins.

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

We recognized losses of $6 million for hedges that settled during the first quarter of 2015, compared to losses of $18 million in the first quarter of 2014.  These amounts represent the net cash paid including the premium expense recognized for those hedges. Additionally, in the prior year we recorded an unrealized gain of $8 million.

Aircraft Maintenance

Aircraft maintenance expense increased by $12 million, or 24%, compared to the first quarter of 2014. For both fleets, the increase is due to more scheduled engine events that were more expensive due to replacing life-limited parts. Additionally, there were more airframe checks for the B737 fleet compared to the first quarter of 2014.

We expect full-year aircraft maintenance expense to be 10% to 15% higher than full-year 2014 due to an increase in engine maintenance expense for both fleet types.

Contracted Services

Contracted services expense increased $7 million, or 12%, compared to the first quarter of 2014. The increase is primarily due to increased flying at stations where we use vendors to assist us with passenger and ramp handling. Additionally, payments to our CPA partners increased approximately $2 million compared to the same period in the prior year because of increased flying.

Selling Expenses

Selling expenses increased $7 million, or 15%, compared to the first quarter of 2014. The increase is directly due to the advertising and promotional activity related to the launch of our Alaska Beyond service.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $6 million, or 9%, compared to the first quarter of 2014. The increase is due to seven additional aircraft in the fleet, the completion of our cabin improvement project, and capitalization of non-aircraft assets.

Food and Beverage Expense

Food and beverage expense increased $4 million, or 19%, compared to the first quarter of 2014. The increase is due to increased buy-on-board sales and changes in the menu offering higher quality food and beverage products.

Nonoperating Income

Net nonoperating income decreased $9 million, compared to the first quarter of 2014. In the prior year, we recognized a gain from the sale of certain equity securities.

Operating Expenses Compared to Capacity Growth

We are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Three Months Ended March 31,
	2015	2014	2015		2014		Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$306	$272	3.31	¢	3.26	¢	1.5%
Variable incentive pay	26	25	0.28		0.30		(6.7)%
Aircraft maintenance	63	51	0.68		0.61		11.5%
Aircraft rent	26	28	0.28		0.34		(17.6)%
Landing fees and other rentals	71	69	0.77		0.83		(7.2)%
Contracted services	67	60	0.72		0.72		—%
Selling expenses	53	46	0.57		0.55		3.6%
Depreciation and amortization	76	70	0.83		0.84		(1.2)%
Food and beverage service	25	21	0.27		0.25		8.0%
Other	83	81	0.90		0.96		(6.3)%
Non-fuel Expenses	$796	$723	8.61	¢	8.66	¢	(0.6)%

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $228 million in the first quarter of 2015 compared to $138 million in the first quarter of 2014. The $47 million increase in Mainline passenger revenue is described above. Mainline operating expense excluding fuel increased by $63 million to $639 million in 2015 due to higher maintenance rates and volumes, higher ramp and passenger handling, higher advertising and promotional spend on the launch of Alaska Beyond, increased costs with higher quality food and beverage products, and higher depreciation related to our fleet growth. Economic fuel cost decreased due to lower raw fuel costs, partially offset by a 7.3% increase in consumption.

Alaska Regional

Pretax profit for Alaska Regional was $7 million in the first quarter of 2015 compared to $4 million the first quarter of 2014. The increase is due to lower economic fuel expense, partially offset by higher expenses to support additional capacity.

Horizon

Pretax profit for Horizon was $6 million in the first quarter of 2015 compared to $3 million in the first quarter of 2014. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased due to additional departures and rates in the CPA contract. The $5 million increase in Horizon's non-fuel operating expenses was largely driven by increased engine maintenance and increased wages to support additional flying.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.3 billion;

•	Our expected cash from operations;

•	Our 77 unencumbered aircraft in our operating fleet that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities, with no outstanding borrowings.

During the first three months of 2015, we purchased one Q400 aircraft with cash on hand and made debt payments totaling $35 million. In addition, we continued to return capital to our shareholders by paying $26 million in quarterly dividends and repurchasing $102 million of our common stock.

In 2014, we were rated BBB- by Fitch Ratings and Standard & Poor's, and are now one of only two U.S. airlines with investment-grade credit ratings.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	March 31, 2015	December 31, 2014	Change
Cash and marketable securities	$1,312	$1,217	7.8%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue	28%	26%	2 pts
Long-term debt, net of current portion	$650	$686	(5.2)%
Shareholders’ equity	$2,166	$2,127	1.8%
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	29%:71%	31%:69%	(2) pts

(a)	Calculated using the present value of remaining aircraft lease payments.

Given our strong financial condition, we will continue to evaluate our cash flows from operations, reinvest in the business, and return capital to our shareholders, while maintaining a strong liquidity position.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first three months of 2015, net cash provided by operating activities was $514 million, compared to $242 million during the same period in 2014. The $272 million increase was primarily attributable to a decrease in the price of jet fuel, the collection of a $65 million income tax receivable from 2014, and an increase in passenger revenues.

We typically generate positive cash flows from operations and expect to use that cash flow to buy aircraft and capital equipment, make normal debt payments, and to return capital to shareholders through share repurchases and dividends.

Cash Used in Investing Activities

Cash used in investing activities was $421 million during the first three months of 2015, compared to $164 million during the same period of 2014. Our capital expenditures were $279 million in the first three months of 2015, primarily due to purchase deposits related to 34 aircraft deliveries over the next 24 months.

The table below reflects our full-year expectation for capital expenditures and the additional expenditures if options were exercised. These options will be exercised only if we believe return on invested capital targets can be met.

(in millions)	2015	2016	2017	2018
Aircraft and aircraft purchase deposits - firm	$580	$530	$500	$400
Other flight equipment	55	55	30	25
Other property and equipment	100	80	80	80
Total property and equipment additions	$735	$665	$610	$505
Option aircraft and aircraft deposits, if exercised(a)	$—	$60	$140	$290

(a)	Alaska has options to acquire 46 B737 aircraft with deliveries from 2018 through 2024. Horizon has options to acquire five Q400 aircraft with deliveries from 2018 through 2019.

Cash Used by Financing Activities

Net cash used by financing activities was $149 million during the first three months of 2015 compared to $68 million during the same period in 2014. During the first three months of 2015 we made debt payments of $35 million, stock repurchases of $102 million, and dividend payments totaling $26 million.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

As of March 31, 2015, we have firm orders to purchase 81 aircraft. We also have options to acquire 46 B737 aircraft with deliveries from 2018 through 2024 and have options to acquire five Q400 aircraft with deliveries from 2018 through 2019. In addition, we have options to add regional capacity by having SkyWest operate up to 16 more E-175 aircraft.

The following table summarizes expected fleet activity by year:

	Actual Fleet	Expected Fleet Activity(a)
Aircraft	Dec 31, 2014	2015 Changes	Dec 31, 2015	2016-2017 Changes	Dec 31, 2017
737 Freighters & Combis	6	—	6	(3)	3
737 Passenger Aircraft	131	10	141	9	150
Total Mainline Fleet	137	10	147	6	153
Q400	51	1	52	2	54
E-175	—	5	5	2	7
CRJ700	8	—	8	—	8
Total Regional Fleet	59	6	65	4	69
Total	196	16	212	10	222

(a)	Expected fleet activity includes aircraft deliveries, net of planned retirements and lease returns.

For future firm orders and if we exercise our options for additional deliveries, we may finance the aircraft through internally generated cash, long-term debt, or lease arrangements.

Fuel Hedge Positions

All of our current oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we benefit from a decline in crude oil prices, as there is no cash outlay other than the premiums we pay to enter into the contracts. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Second Quarter 2015	50%	$97	$3
Third Quarter 2015	50%	$90	$3
Fourth Quarter 2015	40%	$86	$3
Remainder 2015	47%	$95	$3
First Quarter 2016	30%	$82	$3
Second Quarter 2016	20%	$72	$3
Third Quarter 2016	10%	$72	$3
Full Year 2016	15%	$77	$3

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of March 31, 2015:

(in millions)	Remainder of 2015	2016	2017	2018	2019	Beyond 2019	Total
Current and long-term debt obligations	$83	$115	$120	$151	$114	$185	$768
Operating lease commitments(a)	109	197	159	96	83	358	1,002
Aircraft purchase commitments	385	585	530	428	372	650	2,950
Interest obligations(b)	24	32	27	21	13	13	130
Other obligations(c)	47	58	61	42	30	245	483
Total	$648	$987	$897	$738	$612	$1,451	$5,333

(a)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. Included here are seven E-175 aircraft that will be operated by SkyWest under a capacity purchase agreement beginning in 2015.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of March 31, 2015.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates for the three months ended March 31, 2015. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. However, you should carefully consider the factors discussed in such section of our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
January 1, 2015 - January 31, 2015	197,081	$61.39	197,081
February 1, 2015 - February 28, 2015	565,916	63.73	565,916
March 1, 2015 - March 31, 2015	817,750	66.10	817,750
Total	1,580,747	$64.53	1,580,747	$282

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

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Controller, Alaska Airlines Managing Director, Accounting
(Principal Accounting Officer)

May 7, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1#	Boeing Supplemental Agreement No. 39
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
#
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.