Form 10-Q
period 2015-06-30
ALASKA AIR GROUP, INC.
filed 2015-08-05
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The registrant has 127,322,155 common shares, par value $0.01, outstanding at July 31, 2015.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$45	$107
Marketable securities	1,147	1,110
Total cash and marketable securities	1,192	1,217
Receivables - net	194	259
Inventories and supplies - net	58	58
Deferred income taxes	123	117
Prepaid expenses and other current assets	87	105
Total Current Assets	1,654	1,756

Property and Equipment
Aircraft and other flight equipment	5,345	5,165
Other property and equipment	915	896
Deposits for future flight equipment	905	555
	7,165	6,616
Less accumulated depreciation and amortization	2,460	2,317
Total Property and Equipment - Net	4,705	4,299

Other Assets	121	126

Total Assets	$6,480	$6,181

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	June 30, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$56	$62
Accrued wages, vacation and payroll taxes	179	232
Other accrued liabilities	736	629
Air traffic liability	840	631
Current portion of long-term debt	116	117
Total Current Liabilities	1,927	1,671

Long-Term Debt, Net of Current Portion	629	686
Other Liabilities and Credits
Deferred income taxes	718	750
Deferred revenue	401	374
Obligation for pension and postretirement medical benefits	247	246
Other liabilities	339	327
	1,705	1,697
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 200,000,000 shares, Issued: 2015 - 128,144,917 shares; 2014 - 131,556,573 shares, Outstanding: 2015 - 128,024,917 shares; 2014 - 131,481,473	1	1
Capital in excess of par value	56	296
Treasury stock (common), at cost: 2015 - 120,000 shares; 2014 - 75,100 shares	(8)	(4)
Accumulated other comprehensive loss	(304)	(310)
Retained earnings	2,474	2,144
	2,219	2,127
Total Liabilities and Shareholders' Equity	$6,480	$6,181
See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Operating Revenues
Passenger
Mainline	$1,019	$974	$1,920	$1,828
Regional	212	200	398	386
Total passenger revenue	1,231	1,174	2,318	2,214
Freight and mail	30	32	53	56
Other - net	176	169	335	327
Total Operating Revenues	1,437	1,375	2,706	2,597

Operating Expenses
Wages and benefits	305	281	611	553
Variable incentive pay	32	29	58	54
Aircraft fuel, including hedging gains and losses	261	360	496	718
Aircraft maintenance	52	57	115	108
Aircraft rent	26	29	52	57
Landing fees and other rentals	66	64	137	133
Contracted services	68	62	135	122
Selling expenses	54	53	107	99
Depreciation and amortization	79	73	155	143
Food and beverage service	28	23	53	44
Other	94	81	177	161
Total Operating Expenses	1,065	1,112	2,096	2,192
Operating Income	372	263	610	405

Nonoperating Income (Expense)
Interest income	6	5	11	10
Interest expense	(11)	(12)	(22)	(25)
Interest capitalized	8	4	16	9
Other - net	1	5	1	18
	4	2	6	12
Income before income tax	376	265	616	417
Income tax expense	142	100	233	158
Net Income	$234	$165	$383	$259

Basic Earnings Per Share:	$1.80	$1.20	$2.93	$1.88
Diluted Earnings Per Share:	$1.79	$1.19	$2.91	$1.86

Shares used for computation:
Basic	129.236	137.274	130.173	137.304
Diluted	130.255	138.711	131.271	138.776

Cash dividend declared per share:	$0.20	$0.125	$0.40	$0.25
See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Net Income	$234	$165	$383	$259

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	(5)	4	2	7
Reclassification of (gains) losses into Other-net nonoperating income (expense)	—	(1)	—	(1)
Income tax effect	2	(1)	(1)	(2)
Total	(3)	2	1	4

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits	5	3	8	5
Income tax effect	(2)	(1)	(3)	(2)
Total	3	2	5	3

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	1	(2)	(3)	(5)
Reclassification of (gains) losses into Aircraft rent	1	1	3	3
Income tax effect	(1)	—	—	—
Total	1	(1)	—	(2)

Other Comprehensive Income	1	3	6	5

Comprehensive Income	$235	$168	$389	$264
See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$383	$259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155	143
Stock-based compensation and other	14	21
Changes in certain assets and liabilities:
Changes in deferred income taxes	(44)	14
Increase in air traffic liability	209	243
Increase (decrease) in deferred revenue	27	7
Other - net	145	(52)
Net cash provided by operating activities	889	635

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(490)	(255)
Other flight equipment	(43)	(60)
Other property and equipment	(26)	(35)
Total property and equipment additions	(559)	(350)
Purchases of marketable securities	(711)	(628)
Sales and maturities of marketable securities	676	398
Proceeds from disposition of assets and changes in restricted deposits	—	(2)
Net cash used in investing activities	(594)	(582)

Cash flows from financing activities:
Proceeds from issuance of debt	—	51
Long-term debt payments	(58)	(64)
Common stock repurchases	(262)	(83)
Dividends paid	(52)	(34)
Other financing activities	15	19
Net cash used in financing activities	(357)	(111)
Net increase (decrease) in cash and cash equivalents	(62)	(58)
Cash and cash equivalents at beginning of year	107	80
Cash and cash equivalents at end of the period	$45	$22

Supplemental disclosure:
Cash paid during the period for:
Interest (net of amount capitalized)	$8	$16
Income taxes paid (received)	108	93
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of June 30, 2015, as well as the results of operations for the three and six months ended June 30, 2015 and 2014. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and six months ended June 30, 2015, are not necessarily indicative of operating results for the entire year.

Certain reclassifications, such as changes in our equity structure, have been made to prior year financial statements to conform with classifications used in the current year.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB agreed to defer the effective date one year, and now allows early adoption one year prior to the effective date. The standard would be effective for the Company on January 1, 2018, and early adoption is allowed on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined whether or not it will early adopt the standard.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

June 30, 2015	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$5	$—	$—	$5
Cash equivalents	40	—	—	40
Cash and cash equivalents	45	—	—	45
U.S. government and agency securities	179	—	—	179
Foreign government bonds	31	—	—	31
Asset-backed securities	131	—	—	131
Mortgage-backed securities	120	1	(1)	120
Corporate notes and bonds	662	3	(1)	664
Municipal securities	22	—	—	22
Marketable securities	1,145	4	(2)	1,147
Total	$1,190	$4	$(2)	$1,192

December 31, 2014	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$4	$—	$—	$4
Cash equivalents	103	—	—	103
Cash and cash equivalents	107	—	—	107
U.S. government and agency securities	166	—	—	166
Foreign government bonds	25	—	—	25
Asset-backed securities	130	—	—	130
Mortgage-backed securities	127	—	(1)	126
Corporate notes and bonds	644	3	(2)	645
Municipal securities	18	—	—	18
Marketable securities	1,110	3	(3)	1,110
Total	$1,217	$3	$(3)	$1,217

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2015.

Activity for marketable securities (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales and maturities	$417	$171	$676	$398
Gross realized gains	1	1	2	2
Gross realized losses	(1)	—	(2)	(1)

Maturities for marketable securities (in millions):

June 30, 2015	Cost Basis	Fair Value
Due in one year or less	$105	$105
Due after one year through five years	1,038	1,040
Due after five years through 10 years	2	2
Due after 10 years	—	—
Total	$1,145	$1,147

NOTE 3. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil.

As of June 30, 2015, the Company had outstanding fuel hedge contracts covering 259 million gallons of crude oil that will be settled from July 2015 to December 2016. Refer to the contractual obligations and commitments section of Item 2 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	June 30, 2015	December 31, 2014
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$7	$3
Fuel hedge contracts, noncurrent assets	3	4

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(6)	(6)
Other liabilities	(13)	(13)
Losses in accumulated other comprehensive loss (AOCL)	(19)	(19)

The net cash received (paid) for new positions and settlements was ($4) million and $1 million during the three months ended June 30, 2015 and 2014, respectively. The net cash received (paid) for new positions and settlements was ($8) million and ($6) million during the six months ended June 30, 2015 and 2014, respectively.

Pretax effect of derivative instruments on earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts:
Gains (losses) recognized in aircraft fuel expense	$1	$5	$(4)	$(6)

Derivative Instruments Designated as Hedges
Interest rate swaps:
Losses recognized in aircraft rent	(1)	(1)	(3)	(3)
Gains (losses) recognized in other comprehensive income (OCI)	1	(2)	(3)	(5)

The Company expects $6 million to be reclassified from AOCL to aircraft rent within the next twelve months.

Credit Risk and Collateral

The Company maintains security agreements with a number of its counterparties which may require the Company to post collateral if the fair value of the selected derivative instruments fall below specified mark-to-market thresholds. The posted collateral does not offset the fair value of the derivative instruments and is included in "Prepaid expenses and other current assets" on the consolidated balance sheet. The Company posted collateral of $1 million and $3 million as of June 30, 2015 and December 31, 2014, respectively.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

June 30, 2015	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$179	$—	$179
All other securities	—	968	968
Derivative instruments
Fuel hedge call options	—	10	10

Liabilities
Derivative instruments
Interest rate swap agreements	—	(19)	(19)

December 31, 2014	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$166	$—	$166
All other securities	—	944	944
Derivative instruments
Fuel hedge call options	—	7	7

Liabilities
Derivative instruments
Interest rate swap agreements	—	(19)	(19)

The Company uses the market and income approach to determine the fair value of marketable securities. U.S. government securities are Level 1 as the fair value is based on quoted prices in active markets. All other securities (Foreign government bonds, asset-backed securities, mortgage-backed securities, corporate notes and bonds, and municipal securities) are Level 2 as the fair value is based on industry standard valuation models that are calculated based on observable inputs.

The Company uses the market approach and the income approach to determine the fair value of derivative instruments. Fuel hedge contracts are Level 2 as the fair value is primarily based on inputs which are readily available in active markets or can be derived from information available in active markets. The fair value considers the exposure to credit losses in the event of nonperformance by counterparties. Interest rate swap agreements are Level 2 as the fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based forward interest rates at period end, multiplied by the total notional value.

The Company has no financial assets that are measured at fair value on a nonrecurring basis at June 30, 2015.

Fair Value of Other Financial Instruments

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash and Cash Equivalents: Carried at amortized cost, which approximates fair value.

Debt: The carrying amount of the Company's variable-rate debt approximates fair values. For fixed-rate debt, the Company uses the income approach to determine the estimated fair value, through a discounted cash flow analysis using interest rates for comparable debt over the weighted remaining life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	June 30, 2015	December 31, 2014
Carrying amount	$567	$614
Fair value	612	666

NOTE 5. MILEAGE PLAN

Alaska's Mileage Plan liabilities and deferrals on the consolidated balance sheets (in millions):

	June 30, 2015	December 31, 2014
Current Liabilities:
Other accrued liabilities	$352	$343
Other Liabilities and Credits:
Deferred revenue	395	367
Other liabilities	20	20
Total	$767	$730

Alaska's Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Passenger revenues	$69	$62	$134	$118
Other - net revenues	82	73	159	146
Total	$151	$135	$293	$264

NOTE 6. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	June 30, 2015	December 31, 2014
Fixed-rate notes payable due through 2024	$567	$614
Variable-rate notes payable due through 2025	178	189
Total debt	745	803
Less current portion	116	117
Long-term debt, less current portion	$629	$686

Weighted-average fixed-interest rate	5.7%	5.7%
Weighted-average variable-interest rate	1.7%	1.6%

During the six months ended June 30, 2015, the Company made debt payments of $58 million.

At June 30, 2015, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2015	$59
2016	115
2017	121
2018	151
2019	114
Thereafter	185
Total	$745

Bank Lines of Credit

The Company has two $100 million variable rate credit facilities, with interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in September 2017, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at June 30, 2015.

NOTE 7. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs recognized in the consolidated statements of operations (in millions):

	Three Months Ended June 30,
	Qualified		Postretirement Medical
	2015	2014	2015	2014
Service cost	$10	$8	$—	$—
Interest cost	21	20	1	1
Expected return on assets	(30)	(29)	—	—
Amortization of prior service cost	—	(1)	—	—
Recognized actuarial loss (gain)	6	4	(2)	—
Total	$7	$2	$(1)	$1

Net periodic benefit costs recognized in the consolidated statements of operations (in millions):

	Six Months Ended June 30,
	Qualified		Postretirement Medical
	2015	2014	2015	2014
Service cost	$20	$16	$1	$1
Interest cost	42	40	2	2
Expected return on assets	(61)	(58)	—	—
Amortization of prior service cost	—	(1)	—	—
Recognized actuarial loss (gain)	13	7	(5)	(1)
Total	$14	$4	$(2)	$2

NOTE 8. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

June 30, 2015	Aircraft Commitments	Capacity Purchase Agreements (CPA)	Aircraft Leases(a)	Facility Leases
Remainder of 2015	$133	$31	$27	$50
2016	604	67	111	99
2017	548	58	93	94
2018	428	60	78	44
2019	372	64	67	42
Thereafter	650	623	345	212
Total	$2,735	$903	$721	$541

(a)	Includes embedded leases under the CPA with SkyWest.

Aircraft Commitments

As of June 30, 2015, the Company is committed to purchasing 76 B737 aircraft (39 737-900ER aircraft and 37 737 MAX aircraft) and two Q400 aircraft, with deliveries in 2015 through 2022. In addition, the Company has options to purchase 46 B737 aircraft and five Q400 aircraft.

Capacity Purchase Agreements (CPAs)

At June 30, 2015, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity to Alaska under a CPA, for which all intercompany transactions are eliminated upon consolidation. In addition, Alaska has CPAs with SkyWest Airlines, Inc. (SkyWest) to fly certain routes and Peninsula Airways, Inc. (PenAir) to fly one route in the state of Alaska. Under these agreements, Alaska pays the third-party carriers an amount which is based on a determination of their cost of operating those flights and other factors. The costs paid by Alaska to Horizon are based on similar data and are intended to approximate market rates for those services. Future payments (excluding those due to Horizon) are based on contractually required minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights, such as fuel.

During the second quarter Alaska signed an amendment to the CPA with SkyWest to remove the eight CRJ-700 aircraft out of regional operations and replace them with eight E-175 aircraft. Six of these CRJ-700 aircraft are leased by the Company and two of the aircraft are owned by the Company. The E-175 aircraft will be introduced into service throughout 2016, at which time the CRJ-700 aircraft will be removed from service. The CPA with SkyWest is a service contract that, in accordance with GAAP, includes embedded leases related to the aircraft operated under the agreement.

Lease Commitments

At June 30, 2015, the Company had lease contracts for 28 B737 aircraft, 15 Q400 aircraft, 6 CRJ-700 aircraft (operated by SkyWest), and 8 CRJ-700 aircraft that are subleased and operated by another carrier (i.e. not in the Company's fleet). In addition, the Company has 15 E-175 aircraft under the CPA with SkyWest, three of which are included in the fleet as of June 30, 2015. All lease contracts have remaining noncancelable lease terms ranging from 2015 to 2028. The Company has the option to increase capacity flown by SkyWest with 16 additional E-175 aircraft.

The majority of airport and terminal facilities are also leased. Rent expense for aircraft and facility leases was $67 million and $66 million for the three months ended June 30, 2015 and 2014, respectively. Rent expense for aircraft and facility leases was $140 million and $141 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 9. SHAREHOLDERS' EQUITY

Dividends

During the three months ended June 30, 2015, the Company declared and paid cash dividends of $0.20 per share, or $26 million. During the six months ended June 30, 2015, the Company declared and paid cash dividends of $0.40 per share, or $52 million.

Common Stock Repurchase

In September 2012, the Board of Directors authorized a $250 million share repurchase program, which was completed in July 2014. In May 2014, the Board of Directors authorized a $650 million share repurchase program.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2014 Repurchase Program - $650 million	2,480,807	$160	—	$—	4,061,554	$262	—	$—
2012 Repurchase Program - $250 million	—	$—	1,108,334	$53	—	$—	1,814,036	$83
Total	2,480,807	$160	1,108,334	$53	4,061,554	$262	1,814,036	$83

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss), net of tax (in millions):

	June 30, 2015	December 31, 2014
Marketable securities	$1	$—
Employee benefit plans	(293)	(298)
Interest rate derivatives	(12)	(12)
Total	$(304)	$(310)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three and six months ended June 30, 2015 and 2014, anti-dilutive shares excluded from the calculation of EPS were not material.

NOTE 10. OPERATING SEGMENT INFORMATION

Air Group has two operating airlines - Alaska Airlines and Horizon Air. Each is a regulated airline with separate management teams primarily in operational roles. Horizon sells 100% of its capacity to Alaska under a CPA, for which all intercompany transactions are eliminated upon consolidation. In addition, Alaska has CPAs with SkyWest to fly certain routes and PenAir to fly one route in the state of Alaska. The Company attributes revenue between Mainline and Regional based on the coupon fare in effect on the date of issuance relative to the origin and destination of each flight segment. To manage the two operating airlines and the revenues and expenses associated with the CPAs, management views the business in three operating segments.
Alaska Mainline - Flying Boeing 737 jets and all associated revenues and costs.
Alaska Regional - Alaska's CPAs with Horizon, SkyWest and PenAir. In this segment, Alaska Regional records actual on-board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under the respective CPAs. Additionally, Alaska Regional includes an allocation of corporate overhead such as IT, finance, and other administrative costs incurred by Alaska on behalf of the regional operations.
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

	Three Months Ended June 30, 2015
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$1,019	$—	$—	$—	$1,019	$—	$1,019
Regional	—	212	—	—	212	—	212
Total passenger revenues	1,019	212	—	—	1,231	—	1,231
CPA revenues	—	—	99	(99)	—	—	—
Freight and mail	28	2	—	—	30	—	30
Other - net	156	19	1	—	176	—	176
Total operating revenues	1,203	233	100	(99)	1,437	—	1,437

Operating expenses
Operating expenses, excluding fuel	645	169	90	(100)	804	—	804
Economic fuel	232	35	—	—	267	(6)	261
Total operating expenses	877	204	90	(100)	1,071	(6)	1,065

Nonoperating income (expense)
Interest income	5	—	—	1	6	—	6
Interest expense	(7)	—	(1)	(3)	(11)	—	(11)
Other	7	—	(1)	3	9	—	9
	5	—	(2)	1	4	—	4
Income before income tax	$331	$29	$8	$2	$370	$6	$376

	Three Months Ended June 30, 2014
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$974	$—	$—	$—	$974	$—	$974
Regional	—	200	—	—	200	—	200
Total passenger revenues	974	200	—	—	1,174	—	1,174
CPA revenues	—	—	87	(87)	—	—	—
Freight and mail	31	1	—	—	32	—	32
Other - net	147	20	2	—	169	—	169
Total operating revenues	1,152	221	89	(87)	1,375	—	1,375

Operating expenses
Operating expenses, excluding fuel	602	151	86	(87)	752	—	752
Economic fuel	324	49	—	—	373	(13)	360
Total operating expenses	926	200	86	(87)	1,125	(13)	1,112

Nonoperating income (expense)
Interest income	5	—	—	—	5	—	5
Interest expense	(9)	(1)	(2)	—	(12)	—	(12)
Other	9	1	(1)	—	9	—	9
	5	—	(3)	—	2	—	2
Income before income tax	$231	$21	$—	$—	$252	$13	$265

	Six Months Ended June 30, 2015
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	1,920	—	—	—	1,920	—	1,920
Regional	—	398	—	—	398	—	398
Total passenger revenues	1,920	398	—	—	2,318	—	2,318
CPA revenues	—	—	198	(198)	—	—	—
Freight and mail	50	3	—	—	53	—	53
Other-net	298	35	2	—	335	—	335
Total operating revenues	2,268	436	200	(198)	2,706	—	2,706

Operating expenses
Operating expenses, excluding fuel	1,284	333	181	(198)	1,600	—	1,600
Economic fuel	436	66	—	—	502	(6)	496
Total operating expenses	1,720	399	181	(198)	2,102	(6)	2,096

Nonoperating income (expense)
Interest income	10	—	—	1	11	—	11
Interest expense	(14)	—	(5)	(3)	(22)	—	(22)
Other	14	—	—	3	17	—	17
	10	—	(5)	1	6	—	6
Income before income tax	558	37	14	1	610	6	616

	Six Months Ended June 30, 2014
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	1,828	—	—	—	1,828	—	1,828
Regional	—	386	—	—	386	—	386
Total passenger revenues	1,828	386	—	—	2,214	—	2,214
CPA revenues	—	—	178	(178)	—	—	—
Freight and mail	54	2	—	—	56	—	56
Other-net	287	37	3	—	327	—	327
Total operating revenues	2,169	425	181	(178)	2,597	—	2,597

Operating expenses
Operating expenses, excluding fuel	1,178	302	172	(178)	1,474	—	1,474
Economic fuel	642	97	—	—	739	(21)	718
Total operating expenses	1,820	399	172	(178)	2,213	(21)	2,192

Nonoperating income (expense)
Interest income	10	—	—	—	10	—	10
Interest expense	(17)	(1)	(6)	(1)	(25)	—	(25)
Other	27	—	—	—	27	—	27
	20	(1)	(6)	(1)	12	—	12
Income before income tax	369	25	3	(1)	396	21	417

(a)	The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain charges.

(b)	Includes mark-to-market fuel-hedge accounting charges.

Total assets were as follows (in millions):

	June 30, 2015	December 31, 2014
Alaska	$7,567	$6,772
Horizon	781	818
Parent company	3,877	3,552
Elimination of inter-company accounts	(5,745)	(4,961)
Consolidated	$6,480	$6,181

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our segment operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. This overview summarizes the MD&A, which includes the following sections:

•	Second Quarter Review—highlights from the second quarter of 2015 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and six months ended June 30, 2015. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2015.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

SECOND QUARTER REVIEW

Our record consolidated pretax income was $376 million during the second quarter of 2015, compared to $265 million in the second quarter of 2014. The increase of $111 million was driven by lower aircraft fuel expense of $99 million and increased revenues of $62 million, partially offset by an increase in non-fuel operating expenses of $52 million. The lower fuel cost was the result of a sharp decline in fuel prices over the past year and the increase in revenues was due to growth in our capacity of 10.7% compared to second quarter of 2014.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the second quarter, both Alaska and Horizon continued their strong operational performance, reporting that 88.3% and 88.6% of their flights arrived on time, respectively. For the twelve months ended February 2015, Alaska maintained its ranking as the top carrier among the eight largest U.S. airlines for on-time performance, according to the U.S. Department of Transportation.

New Markets

New routes announced are as follows:

New Non-Stop Routes Announced (Launch Dates)
Seattle to Nashville, TN (9/23/15)	Eugene to San Jose, CA (11/5/15)
Seattle to Raleigh-Durham, NC (10/1/15)	Portland to Austin, TX (11/5/15)
Seattle to Charleston, SC (11/16/15)	Boise to Reno, NV (11/5/15)
Los Angeles to Baltimore, MD (9/9/15)	Los Angeles to Gunnison-Crested Butte, CO (12/16/15)
Los Angeles to San Jose, Costa Rica (10/31/15)	Portland to Kansas City, MO (2/18/16)
Los Angeles to Liberia, Costa Rica (11/1/15)	Portland to Minneapolis/St Paul, MN (2/18/16)
Los Angeles to Monterey, CA (11/5/15)	Portland to Omaha, NE (2/18/16)

Shareholder Returns

During the second quarter of 2015, we paid cash dividends of $26 million and we repurchased 2,480,807 shares of our common stock for $160 million under the $650 million repurchase program authorized by our Board of Directors in May 2014. Since 2007, we have repurchased 53,150,805 shares of common stock under such programs for $1.1 billion for an average price of $20 per share. During the month of July, we repurchased 718,827 shares of our common stock for $51 million, resulting in 127,322,155 shares outstanding at July 31, 2015. For 2015, we expect to deploy at least $550 million to shareholders through a combination of dividends and share repurchases.

Outlook

For the third and fourth quarters of 2015, we expect competitive capacity (weighted by the concentration of our own capacity in competitive markets) to be up 12 points and 8 points, respectively, which compares to competitive capacity growth of 14 points in the second quarter of 2015. Currently, we expect this added capacity to put pressure on our yields and load factors, in similar markets as the second quarter. Because of our low cost structure, fuel-efficient fleet, and our strong balance sheet, we are able to offer lower fares, while maintaining our return and capital allocation objectives. We believe this offers our customers an outstanding value proposition when coupled with the improvements we've made in our in-flight experience with Alaska BeyondTM, including upgraded food and beverage offerings, new streaming in-flight entertainment, comfortable Recaro seats with power at every seat, and our award-winning service.

We expect our capacity to increase approximately 8% in the third quarter as we launch several new routes, providing additional utility to our existing customers, and gaining new customers. We will launch 18 new routes in the second half of 2015. We currently expect our unit costs to increase approximately 5.5% in the third quarter compared to 2014 due to higher wages and benefits and maintenance costs, and we are targeting an approximate 0.5% decrease in unit costs for the full year of 2015 compared to 2014.

Our current expectations for capacity and CASM excluding fuel and special items are summarized below:

	Forecast Q3 2015	Change Y-O-Y	Forecast Full Year 2015	Change Y-O-Y
Consolidated:
ASMs (000,000) "capacity"	10,325 - 10,375	~ 8.0%	39,700 - 39,900	~ 10.0%
CASM excluding fuel (cents)	8.28¢ - 8.33¢	~ 5.5%	8.29¢ - 8.34¢	~ (0.5) %

Mainline:
ASMs (000,000) "capacity"	9,250 - 9,300	~ 7.5%	35,700 - 35,900	~ 10.0%
CASM excluding fuel (cents)	7.43¢ - 7.48¢	~ 6.0%	7.40¢ - 7.45¢	~ (0.5) %

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Our consolidated net income for the second quarter of 2015 was $234 million, or $1.79 per diluted share, compared to net income of $165 million, or $1.19 per diluted share, in the second quarter of 2014.

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

Excluding the impact of mark-to-market fuel hedge adjustments, our adjusted consolidated net income for the second quarter of 2015 was $230 million, or $1.76 per diluted share, compared to $157 million, or $1.13 per diluted share, in the second quarter of 2014.

	Three Months Ended June 30,
	2015		2014
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$234	$1.79	$165	$1.19
Mark-to-market fuel hedge adjustments, net of tax	(4)	(0.03)	(8)	(0.06)
Non-GAAP adjusted income and per-share amounts	$230	$1.76	$157	$1.13

Our operating costs per ASM are summarized below:

	Three Months Ended June 30,
(in cents)	2015		2014		% Change
Consolidated:
CASM	10.70	¢	12.37	¢	(13.5)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.62		4.00		(34.5)
CASM excluding fuel	8.08	¢	8.37	¢	(3.5)

Mainline:
CASM	9.70	¢	11.28	¢	(14.0)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.53		3.83		(33.9)
CASM excluding fuel	7.17	¢	7.45	¢	(3.8)

OPERATING STATISTICS SUMMARY (unaudited)
Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	8,024	7,353	9.1%	15,340	14,002	9.6%
Revenue passenger miles (RPM) (000,000) "traffic"	8,451	7,755	9.0%	16,173	14,832	9.0%
Available seat miles (ASM) (000,000) "capacity"	9,949	8,988	10.7%	19,206	17,341	10.8%
Load factor	84.9%	86.3%	(1.4) pts	84.2%	85.5%	(1.3) pts
Yield	14.56¢	15.14¢	(3.8%)	14.33¢	14.93¢	(4.0%)
Passenger revenue per ASM (PRASM)	12.37¢	13.06¢	(5.3%)	12.07¢	12.77¢	(5.5%)
Revenue per ASM (RASM)(b)	14.44¢	15.29¢	(5.6%)	14.09¢	14.98¢	(5.9%)
Operating expense per ASM (CASM) excluding fuel(b)	8.08¢	8.37¢	(3.5%)	8.33¢	8.50¢	(2.0%)
Economic fuel cost per gallon(b)	$2.12	$3.20	(33.8%)	$2.05	$3.26	(37.1%)
Fuel gallons (000,000)	126	116	8.6%	245	227	7.9%
ASMs per fuel gallon	79.0	77.5	1.9%	78.4	76.4	2.6%
Average full-time equivalent employees (FTEs)	13,793	12,515	10.2%	13,534	12,451	8.7%

Mainline Operating Statistics:
Revenue passengers (000)	5,787	5,307	9.0%	11,022	10,044	9.7%
RPMs (000,000) "traffic"	7,662	7,029	9.0%	14,657	13,431	9.1%
ASMs (000,000) "capacity"	8,984	8,095	11.0%	17,330	15,590	11.2%
Load factor	85.3%	86.8%	(1.5) pts	84.6%	86.2%	(1.6) pts
Yield	13.29¢	13.86¢	(4.1%)	13.10¢	13.61¢	(3.7%)
PRASM	11.34¢	12.03¢	(5.7%)	11.08¢	11.73¢	(5.5%)
RASM	13.40¢	14.24¢	(5.9%)	13.09¢	13.92¢	(6.0%)
CASM excluding fuel(b)	7.17¢	7.45¢	(3.8%)	7.41¢	7.56¢	(2.0%)
Economic fuel cost per gallon(b)	$2.12	$3.19	(33.5%)	$2.05	$3.25	(36.9%)
Fuel gallons (000,000)	110	102	7.8%	213	197	8.1%
ASMs per fuel gallon	81.7	79.4	2.9%	81.4	79.1	2.9%
Average FTEs	10,726	9,767	9.8%	10,553	9,679	9.0%
Aircraft utilization	11.1	10.5	5.7%	10.8	10.4	3.8%
Average aircraft stage length	1,191	1,181	0.8%	1,195	1,190	0.4%
Mainline operating fleet at period-end	140	134	6 a/c	140	134	6 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	2,237	2,046	9.3%	4,318	3,958	9.1%
RPMs (000,000) "traffic"	789	725	8.8%	1,516	1,401	8.2%
ASMs (000,000) "capacity"	965	894	7.9%	1,876	1,751	7.1%
Load factor	81.8%	81.2%	0.6 pts	80.8%	80.0%	0.8 pts
Yield	26.92¢	27.55¢	(2.3%)	26.28¢	27.54¢	(4.6%)
PRASM	21.99¢	22.37¢	(1.7%)	21.25¢	22.04¢	(3.6%)
Regional operating fleet at period-end (Horizon and dedicated Skywest aircraft)	63	59	4 a/c	63	59	4 a/c

(a)	Except for FTEs, data includes information related to third-party Regional CPA arrangements.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to Regional CPAs.

OPERATING REVENUES

Total operating revenues increased $62 million, or 5%, during the second quarter of 2015 compared to the same period in 2014. The changes are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2015	2014	% Change
Passenger
Mainline	$1,019	$974	5
Regional	212	200	6
Total passenger revenue	1,231	1,174	5
Freight and mail	30	32	(6)
Other - net	176	169	4
Total operating revenues	$1,437	$1,375	5

Passenger Revenue – Mainline

Mainline passenger revenue for the second quarter of 2015 increased by 5% due to an 11.0% increase in capacity, partially offset by a decrease of 5.7% in PRASM compared to the second quarter of 2014. The increase in capacity was driven by 5.7% higher utilization of our aircraft, adding larger aircraft to our fleet, and the annualization of new routes. The decrease in PRASM was driven by a 4.1% decline in ticket yield and a 1.5-point reduction in load factor compared to the prior-year quarter. The decrease in yield and load factor was primarily due to increased competitive capacity in our markets and, to a lesser extent, new markets that have not yet fully matured.

Passenger Revenue – Regional

Regional passenger revenue increased 6% compared to the second quarter of 2014, primarily due to a 7.9% increase in capacity. The increase in capacity was partially offset by a 1.7% decrease in PRASM. The increase in capacity was driven by additional frequencies and longer aircraft stage lengths. The decrease in PRASM was due to a 2.3% decline in yield, partially offset by an increase in load factor of 0.6 points. The decrease in yield is due to an increase in competitive capacity in our regional markets and our own growth as we strengthen our network utility in the Pacific Northwest.

Other – Net

Other - net revenue increased $7 million from the second quarter of 2014, due to increases in Mileage Plan revenues and an 18% increase in food and beverage revenue. Mileage Plan revenues grew due to growth in the number of members in the program and an increase in miles sold to our credit card partner. The increase in food and beverage revenue is due to a 9.1% increase in passengers and selling more premium offerings such as Tom Douglas signature meals.

OPERATING EXPENSES
Total operating expenses decreased $47 million, or 4%, compared to the second quarter of 2014. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
(in millions)	2015	2014	% Change
Fuel expense	$261	$360	(28)
Non-fuel expenses	804	752	7
Total Operating Expenses	$1,065	$1,112	(4)

Significant operating expense variances from 2014 are more fully described below.

Wages and benefits

Wages and benefits increased during the second quarter of 2015 by $24 million.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2015	2014	% Change
Wages	$231	$211	9
Pension - Defined benefit plans	7	2	250
Defined contribution plans	15	13	15
Medical and other benefits	35	39	(10)
Payroll taxes	17	16	6
Total wages and benefits	$305	$281	9

Wages increased 9% with a 10.2% increase in FTEs. FTEs increased largely with our front-line work groups compared to the prior year due to the growth in departures.

Pension expense increased $5 million compared to the same period in the prior year. The increase is due to revaluing the pension obligation at December 31, 2014 with higher mortality assumptions, and a lower discount rate that increased the pension obligation. The resulting unrealized loss is amortized over the expected service period.

Medical and other benefits decreased 10% compared to the same period in the prior year. The decrease is primarily due to lower post-retirement medical costs and workers compensation claims.

Variable incentive pay

Variable incentive pay expense increased $3 million, or 10% compared to the second quarter of 2014. The increase is primarily due to a 10.2% increase in FTEs.

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

Aircraft fuel expense decreased $99 million, or 28% compared to 2014. The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
	2015		2014
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$262	$2.08	$365	$3.13
Losses on settled hedges	5	0.04	8	0.07
Consolidated economic fuel expense	267	2.12	373	3.20
Mark-to-market fuel hedge adjustments	(6)	(0.05)	(13)	(0.11)
GAAP fuel expense	$261	$2.07	$360	$3.09
Fuel gallons	126		116

Fuel expense was lower than in the second quarter of 2014 as the raw fuel price per gallon decreased 34% on a 9% increase in fuel gallons consumed. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the second quarter of 2015 was due to lower crude oil prices of 44% with a slight increase in refining margins.

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

We recognized losses of $5 million for hedges that settled during the second quarter of 2015, compared to losses of $8 million in the second quarter of 2014.  These amounts represent the net cash paid including the premium expense recognized for those hedges.

Aircraft maintenance

Aircraft maintenance expense decreased by $5 million, or 9%, compared to the second quarter of 2014. During the period we received vendor credits of $10 million for work that was previously completed on the B737 fleet. Partially offsetting the credits were heavier airframe maintenance activities on the mainline fleet and more engine events for the Q400 fleet.

Contracted services

Contracted services expense increased $6 million, or 10%, compared to the second quarter of 2014. The increase is primarily due to increased flying at stations where we use vendors to assist us with passenger and ramp handling. Additionally, payments to our CPA partners increased approximately $3 million compared to the same period in the prior year because of increased flying.

Depreciation and amortization

Depreciation and amortization expense increased $6 million, or 8%, compared to the second quarter of 2014. The increase is due to seven additional aircraft in the fleet, the completion of our cabin improvement project, and capitalization of non-aircraft assets.

Food and beverage service

Food and beverage service expense increased $5 million, or 22%, compared to the second quarter of 2014. The increase is due to increased buy-on-board sales and changes in the menu offering higher quality food and beverage products.

Other expense

Other operating expenses increased $13 million, or 16.0%, compared to the second quarter of 2014. The increase is primarily due to higher property tax assessments, hotel and per diem costs for our flight crews, and professional services specifically in the areas of information technology and human resources.

Nonoperating Income

Net nonoperating income increased $2 million, compared to the second quarter of 2014, primarily due to higher capitalized interest related to an increase prepaid aircraft deposits, partially offset by the gain on sale of certain securities in the prior-year period.

Operating Expenses Compared to Capacity Growth

We are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Three Months Ended June 30,
	2015	2014	2015		2014		Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$305	$281	3.08	¢	3.13	¢	(1.6)%
Variable incentive pay	32	29	0.32		0.32		—%
Aircraft maintenance	52	57	0.52		0.63		(17.5)%
Aircraft rent	26	29	0.26		0.32		(18.8)%
Landing fees and other rentals	66	64	0.66		0.71		(7.0)%
Contracted services	68	62	0.68		0.69		(1.4)%
Selling expenses	54	53	0.54		0.59		(8.5)%
Depreciation and amortization	79	73	0.80		0.81		(1.2)%
Food and beverage service	28	23	0.28		0.26		7.7%
Other	94	81	0.94		0.91		3.3%
Non-fuel Expenses	$804	$752	8.08	¢	8.37	¢	(3.4)%

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $331 million in the second quarter of 2015 compared to $231 million in the second quarter of 2014. The $45 million increase in Mainline passenger revenue is described above. Mainline operating expense excluding fuel increased by $43 million to $645 million in 2015 due to higher wages to support our growth, higher ramp and passenger handling vendor costs associated with an increase in passengers, higher depreciation related to our fleet growth, and increased costs with higher quality food and beverage products. Economic fuel cost decreased due to lower raw fuel costs, partially offset by a 7.8% increase in consumption.

Alaska Regional

Pretax profit for Alaska Regional was $29 million in the second quarter of 2015 compared to $21 million the second quarter of 2014. The $12 million increase in Regional passenger revenue is described above. Regional operating expenses excluding fuel increased due to more departures and higher block hours. Fuel was also lower due to the 33.8% decline in economic fuel price per gallon.

Horizon

Pretax profit for Horizon was $8 million in the second quarter of 2015 compared to $0 million in the second quarter of 2014. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased due to an increase in capacity and higher rates. The $4 million increase in Horizon's non-fuel operating expenses was largely driven by more costly engine maintenance and an increase in wages to support additional flying.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Our consolidated net income for the first six months of 2015 was $383 million, or $2.91 per diluted share, compared to net income of $259 million, or $1.86 per diluted share, in the first six months of 2014. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains and losses related to our fuel hedge positions. For the first six months of 2015, we recognized net mark-to-market gains of $6 million ($4 million after tax, or $0.03 per diluted share) compared to gains of $21 million ($13 million after tax, or $0.09 per diluted share) in the first six months of 2014.

Excluding the impact of mark-to-market fuel hedge adjustments our adjusted consolidated net income for the first six months of 2015 was $379 million, or $2.88 per diluted share, compared to an adjusted consolidated net income of $246 million, or $1.77 per share, in the first six months of 2014.

	Six Months Ended June 30,
	2015		2014
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$383	$2.91	$259	$1.86
Mark-to-market fuel hedge adjustments, net of tax	(4)	(0.03)	(13)	(0.09)
Non-GAAP adjusted income and per-share amounts	$379	$2.88	$246	$1.77

Our operating costs per ASM are summarized below:

	Six Months Ended June 30,
(in cents)	2015		2014		% Change
Consolidated:
CASM	10.91	¢	12.64	¢	(13.7)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.58		4.14		(37.7)
CASM excluding fuel	8.33	¢	8.50	¢	(2.0)

Mainline:
CASM	9.89	¢	11.54	¢	(14.3)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.48		3.98		(37.7)
CASM excluding fuel	7.41	¢	7.56	¢	(2.0)

OPERATING REVENUES

Total operating revenues increased $109 million, or 4%, during the first six months of 2015 compared to the same period in 2014.  The changes are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2015	2014	% Change
Passenger
Mainline	$1,920	$1,828	5
Regional	398	386	3
Total passenger revenue	2,318	2,214	5
Freight and mail	53	56	(5)
Other - net	335	327	2
Total operating revenues	$2,706	$2,597	4

Passenger Revenue – Mainline

Mainline passenger revenue for the first six months of 2015 increased by 5% on an 11.2% increase in capacity and a 5.5% decrease in PRASM compared to the same period in 2014. The increase in capacity is driven by routes added in the last twelve months. The decrease in PRASM was driven by a 3.7% decrease in ticket yield, and a 1.6 point decrease in load factor compared to the prior-year period. Yields declined due to increased competitive capacity in the markets we serve.

Passenger Revenue – Regional

Regional passenger revenue increased by $12 million, or 3%, compared to the first six months of 2014, due to a 7.1% increase in capacity, partially offset by a 3.6% decrease in PRASM. The increase in capacity is due to an increase in departures and average aircraft stage length. The decrease in PRASM was due to a decrease in ticket yield of 4.6%, partially offset by an increase in load factor of 0.8 points. The decrease in yield was due to an increase in competitive capacity in our regional markets and our own growth as we strengthen our network utility in the Pacific Northwest.

Other – Net

Other - net revenue increased $8 million, or 2%, from the first six months of 2014, due to increases in Mileage Plan revenue and food and beverage sales, partially offset by lower bag fee revenues. Mileage Plan revenue increased $13 million, due to an increase in miles sold. Higher food and beverage sales was due to a 9.6% increase in passengers and selling more premium offerings such as Tom Douglas signature meals. Bag fee revenue was lower due to promotions launched earlier in the year to offer a free first checked bag to our Mileage Plan members in January and to all Alaska Airlines Signature Visa credit card holders beginning in February.

OPERATING EXPENSES

Total operating expenses decreased $96 million, or 4%, compared to the first six months of 2014, mostly as a result of lower fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,
(in millions)	2015	2014	% Change
Fuel expense	$496	$718	(31)
Non-fuel expenses	1,600	1,474	9
Total Operating Expenses	$2,096	$2,192	(4)

Significant operating expense variances from 2014 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first six months of 2015 by $58 million, or 10%, compared to 2014.  The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,
(in millions)	2015	2014	% Change
Wages	$461	$421	10
Pension - Defined benefit plans	14	4	250
Defined contribution plans	30	25	20
Medical and other benefits	73	72	1
Payroll taxes	33	31	6
Total wages and benefits	$611	$553	10

Wages increased 10% on an 8.7% increase in FTEs. The primary driver of the increase in wages was the annualization of new labor contracts that included higher rates. The increase in FTEs was to support our growth.

Pension expense increased $10 million, compared to the same period in the prior year. The increase is due to revaluing the pension obligation at December 31, 2014 with higher mortality assumptions, and a lower discount rate that increased the pension obligation. The resulting unrealized loss is amortized over the expected service period.

Defined contribution plans increased 20%, due to increased contributions throughout all labor groups and an increased matched percentage as a part of the new labor contracts.

We expect wages and benefits to increase for the full year due to the recent long term labor deals, more FTEs to support our growth, higher medical and other benefits, and higher pension expense.

Aircraft Fuel

Aircraft fuel expense decreased $222 million, compared to 2014. The elements of the change are illustrated in the following table:

	Six Months Ended June 30,
	2015		2014
(in millions, except for per gallon amounts)	Dollars	Cost/Gallon	Dollars	Cost/Gallon
Raw or "into-plane" fuel cost	$492	$2.01	$712	$3.14
(Gains) losses on settled hedges	10	0.04	27	0.12
Consolidated economic fuel expense	502	2.05	739	3.26
Mark-to-market fuel hedge adjustments	(6)	(0.02)	(21)	(0.09)
GAAP fuel expense	$496	$2.03	$718	$3.17
Fuel gallons	245		227

The raw fuel price per gallon decreased 36.0% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first six months of 2015 was due to a decline in crude oil prices of 47.1% slightly offset by increases in refining margins of 1.8%.

Losses recognized for hedges that settled during the year were $10 million in 2015, compared to $27 million in 2014.  These amounts represent the cash paid for premium expense, offset by cash received from those hedges. The decrease in losses on settled hedges is primarily due to our increasing use of "out of the money" call options as well as purchasing shorter-dated options, both of which reduce the premium cost we pay.

We currently expect our economic fuel price per gallon to be lower in the third quarter of 2015 compared to the third quarter of 2014 and for the full year due to our current expectation of lower crude prices and a decrease in hedge premium expense.

Aircraft Maintenance

Aircraft maintenance increased by $7 million, or 6%, compared to the prior-year period. The increase is due to more scheduled engine events that were more expensive due to replacing life-limited parts, and heavier airframe checks for both fleets, offset by vendor credits of $10 million for work that was previously completed on the B737 fleet.

We expect full-year aircraft maintenance expense to be 5% to 10% higher than full-year 2014 due to an increase in engine maintenance expense for both fleet types.

Contracted Services

Contracted services expense increased $13 million, or 11%, compared to the first six months of 2014. The increase is primarily due to increased flying at stations where we use vendors to assist us with passenger and ramp handling. Additionally, payments to our CPA partners increased approximately $5 million compared to the same period in the prior year because of increased flying.

We expect full-year contracted services to be 10% to 15% higher than full-year 2014 to support additional capacity throughout our network.

Food and beverage service

Food and beverage services expense increased $9 million, or 20%, compared to the second quarter of 2014. The increase is due to increased buy-on-board sales and changes in the menu offering higher quality food and beverage products.

We expect full-year food and beverage services expense to be approximately 20% higher than 2014 due to an increase in passengers and higher quality food and beverage products.

Other Operating Expenses

Other operating expenses increased $16 million, or 10%, compared to the first six months of 2014.  The increase is primarily due to higher property tax assessments, hotel and per diem costs for our flight crews, and IT-related costs.

We expect full-year other operating expenses to be 10% to 15% higher than full-year 2014 for the same reasons mentioned above.

Nonoperating Income (Expense)

During the first six months of 2015, we had nonoperating income of $6 million, compared to an income of $12 million in the same period in 2014. In the prior year, we recognized gains on the sale of certain equity securities. For the first six months of 2015, we have capitalized more of our interest expense on an increasing balance of prepaid aircraft deposits.

Operating Expenses Compared to Capacity Growth

We are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Six Months Ended June 30,
	2015	2014	2015		2014		%Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$611	$553	3.18	¢	3.19	¢	(0.3)%
Variable incentive pay	58	54	0.30		0.31		(3.2)%
Aircraft maintenance	115	108	0.60		0.62		(3.2)%
Aircraft rent	52	57	0.27		0.33		(18.2)%
Landing fees and other rentals	137	133	0.71		0.77		(7.8)%
Contracted services	135	122	0.70		0.70		—%
Selling expenses	107	99	0.56		0.57		(1.8)%
Depreciation and amortization	155	143	0.81		0.82		(1.2)%
Food and beverage service	53	44	0.28		0.25		12.0%
Other	177	161	0.92		0.94		(2.1)%
Non-fuel Expenses	$1,600	$1,474	8.33	¢	8.50	¢	(2.0)%

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $558 million in the first six months of 2015, compared to $369 million in the same period in 2014. The $92 million increase in Mainline passenger revenue is described above. Mainline operating expense excluding fuel increased by $106 million to $1.3 billion in 2015 due to higher wages to support our growth, higher ramp and passenger handling associated with increased flying, higher depreciation related to our fleet growth, and increased food and beverage costs. Economic fuel cost decreased due to lower raw fuel costs, partially offset by a 7.9% increase in consumption.

Alaska Regional

Pretax profit for Alaska Regional was $37 million in the first six months of 2015, compared to $25 million the second quarter of 2014. The $12 million increase in Regional passenger revenue is described above. Regional operating expenses excluding fuel increased due to additional departures. The economic fuel price per gallon decreased 37.1% .

Horizon

Pretax profit for Horizon was $14 million in the first six months of 2015, compared to pretax profit of $3 million in the same period in 2014. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased due to additional capacity and higher rates. The $9 million increase in Horizon's non-fuel operating expenses was largely driven by increased engine maintenance and other expenses to support the increase in capacity.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.2 billion;

•	Our expected cash from operations;

•	Our 80 unencumbered aircraft in the operating fleet that could be financed, if necessary; and

•	Our combined $200 million bank line-of-credit facilities, with no outstanding borrowings.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	June 30, 2015	December 31, 2014	Change
Cash and marketable securities	$1,192	$1,217	(2.1)%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue	25%	26%	(1) pts
Long-term debt, net of current portion	$629	$686	(8.3)%
Shareholders’ equity	$2,219	$2,127	4.3%
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	29%:71%	31%:69%	(2) pts

(a)	Calculated using the present value of remaining aircraft lease payments.

Given our strong financial condition, we will continue to evaluate our cash flows from operations, reinvest in the business, and return capital to our shareholders, while maintaining a strong liquidity position.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first six months of 2015, net cash provided by operating activities was $889 million, compared to $635 million during the same period in 2014. The $254 million increase was primarily attributable to a lower jet fuel costs and the collection of a $65 million income tax receivable from 2014.

We typically generate positive cash flows from operations and expect to use that cash flow to buy aircraft and capital equipment, make normal debt payments, and to return capital to shareholders through share repurchases and dividends.

Cash Used in Investing Activities

Cash used in investing activities was $594 million during the first six months of 2015, compared to $582 million during the same period of 2014. Our capital expenditures were $559 million in the first six months of 2015, primarily due to purchase deposits related to 35 aircraft deliveries over the next 24 months.

The table below reflects our full-year expectation for capital expenditures and the additional expenditures if options were exercised. These options will be exercised only if we believe return on invested capital targets can be met.

(in millions)	2015	2016	2017	2018
Aircraft and aircraft purchase deposits - firm	$580	$535	$505	$400
Other flight equipment	55	70	45	25
Other property and equipment	100	80	80	80
Total property and equipment additions	$735	$685	$630	$505
Option aircraft and aircraft deposits, if exercised(a)	$—	$60	$140	$290

(a)	Alaska has options to acquire 46 B737 aircraft with deliveries from 2018 through 2024. Horizon has options to acquire five Q400 aircraft with deliveries from 2018 through 2019.

Cash Used by Financing Activities

Net cash used by financing activities was $357 million during the first six months of 2015 compared to $111 million during the same period in 2014. During the first six months of 2015 we made debt payments of $58 million, stock repurchases of $262 million, and dividend payments totaling $52 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments and Options

As of June 30, 2015, we have firm orders to purchase 78 aircraft. We also have options to acquire 46 B737 aircraft with deliveries from 2018 through 2024 and have options to acquire five Q400 aircraft with deliveries from 2018 through 2019. In addition, we have options to add regional capacity by having SkyWest operate up to 16 more E-175 aircraft.

The following table summarizes expected fleet activity by year:

	Actual Fleet	Expected Fleet Activity(a)
Aircraft	Dec 31, 2014	2015 Changes	Dec 31, 2015	2016-2017 Changes	Dec 31, 2017
737 Freighters & Combis	6	—	6	(3)	3
737 Passenger Aircraft	131	10	141	9	150
Total Mainline Fleet	137	10	147	6	153
Q400	51	1	52	2	54
E-175	—	5	5	10	15
CRJ700	8	—	8	(8)	—
Total Regional Fleet	59	6	65	4	69
Total	196	16	212	10	222

(a)	Expected fleet activity includes aircraft deliveries, net of planned retirements and lease returns.

For future aircraft deliveries, we may finance the aircraft through internally generated cash, long-term debt, or lease arrangements.

Fuel Hedge Positions

All of our current oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we benefit from a decline in crude oil prices, as there is no cash outlay other than the premiums we pay to enter into the contracts. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter 2015	50%	$90	$3
Fourth Quarter 2015	50%	$83	$3
Remainder 2015	50%	$86	$3
First Quarter 2016	40%	$80	$3
Second Quarter 2016	30%	$73	$3
Third Quarter 2016	20%	$74	$3
Fourth Quarter 2016	10%	$75	$3
Full Year 2016	25%	$76	$3

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of June 30, 2015:

(in millions)	Remainder of 2015	2016	2017	2018	2019	Beyond 2019	Total
Current and long-term debt obligations	$59	$115	$121	$151	$114	$185	$745
Operating lease commitments(a)	77	210	187	122	109	557	1,262
Aircraft purchase commitments	133	604	548	428	372	650	2,735
Interest obligations(b)	18	32	27	21	13	13	124
Other obligations(c)	36	67	58	60	64	623	908
Total	$323	$1,028	$941	$782	$672	$2,028	$5,774

(a)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. Included here are 15 E-175 aircraft that will be operated by SkyWest under a capacity purchase agreement beginning in 2015.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of June 30, 2015.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates for the three months ended June 30, 2015. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
April 1, 2015 - April 30, 2015	829,873	$64.25	829,873
May 1, 2015 - May 31, 2015	779,874	64.92	779,874
June 1, 2015 - June 30, 2015	871,060	64.17	871,060
Total	2,480,807	$64.50	2,480,807	$122

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
August 4, 2015

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