Form 10-Q
period 2015-09-30
ALASKA AIR GROUP, INC.
filed 2015-11-04
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The registrant has 126,128,614 common shares, par value $0.01, outstanding at October 31, 2015.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$88	$107
Marketable securities	1,170	1,110
Total cash and marketable securities	1,258	1,217
Receivables - net	205	259
Inventories and supplies - net	52	58
Deferred income taxes	126	117
Prepaid expenses and other current assets	74	105
Total Current Assets	1,715	1,756

Property and Equipment
Aircraft and other flight equipment	5,557	5,165
Other property and equipment	936	896
Deposits for future flight equipment	775	555
	7,268	6,616
Less accumulated depreciation and amortization	2,534	2,317
Total Property and Equipment - Net	4,734	4,299

Other Assets	115	126

Total Assets	$6,564	$6,181

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2015	December 31, 2014
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$61	$62
Accrued wages, vacation and payroll taxes	218	232
Other accrued liabilities	698	629
Air traffic liability	760	631
Current portion of long-term debt	117	117
Total Current Liabilities	1,854	1,671

Long-Term Debt, Net of Current Portion	593	686
Other Liabilities and Credits
Deferred income taxes	746	750
Deferred revenue	416	374
Obligation for pension and postretirement medical benefits	249	246
Other liabilities	341	327
	1,752	1,697
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 200,000,000 shares, Issued: 2015 - 128,409,720 shares; 2014 - 131,556,573 shares, Outstanding: 2015 - 126,701,469 shares; 2014 - 131,481,473	1	1
Capital in excess of par value	70	296
Treasury stock (common), at cost: 2015 - 1,708,251 shares; 2014 - 75,100 shares	(127)	(4)
Accumulated other comprehensive loss	(303)	(310)
Retained earnings	2,724	2,144
	2,365	2,127
Total Liabilities and Shareholders' Equity	$6,564	$6,181
See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Operating Revenues
Passenger
Mainline	$1,057	$1,030	$2,977	$2,858
Regional	240	219	638	605
Total passenger revenue	1,297	1,249	3,615	3,463
Freight and mail	30	32	83	88
Other - net	188	184	523	511
Total Operating Revenues	1,515	1,465	4,221	4,062

Operating Expenses
Wages and benefits	312	279	923	832
Variable incentive pay	32	30	90	84
Aircraft fuel, including hedging gains and losses	245	394	741	1,112
Aircraft maintenance	67	58	182	166
Aircraft rent	26	27	78	84
Landing fees and other rentals	80	74	217	207
Contracted services	74	66	209	188
Selling expenses	53	55	160	154
Depreciation and amortization	81	75	236	218
Food and beverage service	30	24	83	68
Other	82	67	259	229
Total Operating Expenses	1,082	1,149	3,178	3,342
Operating Income	433	316	1,043	720

Nonoperating Income (Expense)
Interest income	5	5	16	15
Interest expense	(10)	(12)	(32)	(36)
Interest capitalized	9	5	25	14
Other - net	—	2	1	20
	4	—	10	13
Income before income tax	437	316	1,053	733
Income tax expense	163	118	396	276
Net Income	$274	$198	$657	$457

Basic Earnings Per Share:	$2.15	$1.47	$5.08	$3.35
Diluted Earnings Per Share:	$2.14	$1.45	$5.05	$3.31

Shares used for computation:
Basic	127.308	134.865	129.231	136.482
Diluted	128.205	136.158	130.200	137.825

Cash dividend declared per share:	$0.20	$0.125	$0.60	$0.375
See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Net Income	$274	$198	$657	$457

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	—	(4)	2	3
Reclassification of (gains) losses into Other-net nonoperating income (expense)	—	(1)	—	(2)
Income tax effect	—	2	(1)	—
Total	—	(3)	1	1

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits	3	2	11	7
Income tax effect	(1)	(1)	(4)	(3)
Total	2	1	7	4

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	(5)	—	(8)	(5)
Reclassification of (gains) losses into Aircraft rent	2	2	5	5
Income tax effect	2	—	2	—
Total	(1)	2	(1)	—

Other Comprehensive Income	1	—	7	5

Comprehensive Income	$275	$198	$664	$462
See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$657	$457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236	218
Stock-based compensation and other	22	27
Changes in certain assets and liabilities:
Changes in deferred income taxes	(17)	27
Increase in air traffic liability	129	139
Increase (decrease) in deferred revenue	42	21
Other - net	160	3
Net cash provided by operating activities	1,229	892

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(563)	(414)
Other flight equipment	(61)	(92)
Other property and equipment	(44)	(53)
Total property and equipment additions	(668)	(559)
Purchases of marketable securities	(876)	(794)
Sales and maturities of marketable securities	818	739
Proceeds from disposition of assets and changes in restricted deposits	(1)	(4)
Net cash used in investing activities	(727)	(618)

Cash flows from financing activities:
Proceeds from issuance of debt	—	51
Long-term debt payments	(93)	(97)
Common stock repurchases	(381)	(242)
Dividends paid	(78)	(51)
Other financing activities	31	19
Net cash used in financing activities	(521)	(320)
Net increase (decrease) in cash and cash equivalents	(19)	(46)
Cash and cash equivalents at beginning of year	107	80
Cash and cash equivalents at end of the period	$88	$34

Supplemental disclosure:
Cash paid during the period for:
Interest (net of amount capitalized)	$9	$26
Income taxes paid (received)	262	185
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of September 30, 2015, as well as the results of operations for the three and nine months ended September 30, 2015 and 2014. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of operating results for the entire year.

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

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

September 30, 2015	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$3	$—	$—	$3
Cash equivalents	85	—	—	85
Cash and cash equivalents	88	—	—	88
U.S. government and agency securities	188	1	—	189
Foreign government bonds	31	—	—	31
Asset-backed securities	137	—	—	137
Mortgage-backed securities	107	—	—	107
Corporate notes and bonds	682	5	(3)	684
Municipal securities	22	—	—	22
Marketable securities	1,167	6	(3)	1,170
Total	$1,255	$6	$(3)	$1,258

December 31, 2014	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$4	$—	$—	$4
Cash equivalents	103	—	—	103
Cash and cash equivalents	107	—	—	107
U.S. government and agency securities	166	—	—	166
Foreign government bonds	25	—	—	25
Asset-backed securities	130	—	—	130
Mortgage-backed securities	127	—	(1)	126
Corporate notes and bonds	644	3	(2)	645
Municipal securities	18	—	—	18
Marketable securities	1,110	3	(3)	1,110
Total	$1,217	$3	$(3)	$1,217

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2015.

Activity for marketable securities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales and maturities	$142	$341	$818	$739
Gross realized gains	—	1	2	3
Gross realized losses	—	—	(2)	(1)

Maturities for marketable securities (in millions):

September 30, 2015	Cost Basis	Fair Value
Due in one year or less	$171	$171
Due after one year through five years	993	995
Due after five years through 10 years	3	4
Due after 10 years	—	—
Total	$1,167	$1,170

NOTE 3. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil.

As of September 30, 2015, the Company had outstanding fuel hedge contracts covering 259 million gallons of crude oil that will be settled from October 2015 to March 2017. Refer to the contractual obligations and commitments section of Item 2 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	September 30, 2015	December 31, 2014
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Fuel hedge contracts, current assets	$3	$3
Fuel hedge contracts, noncurrent assets	2	4

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(6)	(6)
Other liabilities	(16)	(13)
Losses in accumulated other comprehensive loss (AOCL)	(22)	(19)

The net cash received (paid) for new positions and settlements was ($4) million and $1 million during the three months ended September 30, 2015 and 2014, respectively. The net cash received (paid) for new positions and settlements was ($12) million and ($4) million during the nine months ended September 30, 2015 and 2014, respectively.

Pretax effect of derivative instruments on earnings (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts:
Gains (losses) recognized in aircraft fuel expense	$(10)	$(11)	$(14)	$(17)

Derivative Instruments Designated as Hedges
Interest rate swaps:
Losses recognized in aircraft rent	(2)	(2)	(5)	(5)
Gains (losses) recognized in other comprehensive income (OCI)	(5)	—	(8)	(5)

The Company expects $6 million to be reclassified from AOCL to aircraft rent within the next twelve months.

Credit Risk and Collateral

The Company maintains security agreements with a number of its counterparties which may require the Company to post collateral if the fair value of the selected derivative instruments fall below specified mark-to-market thresholds. The posted collateral does not offset the fair value of the derivative instruments and is included in "Prepaid expenses and other current assets" on the consolidated balance sheet. The Company posted collateral of $5 million and $3 million as of September 30, 2015 and December 31, 2014, respectively.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

September 30, 2015	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$189	$—	$189
All other securities	—	981	981
Derivative instruments
Fuel hedge call options	—	5	5

Liabilities
Derivative instruments
Interest rate swap agreements	—	(22)	(22)

December 31, 2014	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$166	$—	$166
All other securities	—	944	944
Derivative instruments
Fuel hedge call options	—	7	7

Liabilities
Derivative instruments
Interest rate swap agreements	—	(19)	(19)

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

The Company has no financial assets that are measured at fair value on a nonrecurring basis at September 30, 2015.

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

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	September 30, 2015	December 31, 2014
Carrying amount	$540	$614
Fair value	575	666

NOTE 5. MILEAGE PLAN

Alaska's Mileage Plan liabilities and deferrals on the consolidated balance sheets (in millions):

	September 30, 2015	December 31, 2014
Current Liabilities:
Other accrued liabilities	$368	$343
Other Liabilities and Credits:
Deferred revenue	410	367
Other liabilities	20	20
Total	$798	$730

Alaska's Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Passenger revenues	$66	$62	$199	$180
Other - net revenues	85	77	244	223
Total	$151	$139	$443	$403

NOTE 6. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	September 30, 2015	December 31, 2014
Fixed-rate notes payable due through 2024	$540	$614
Variable-rate notes payable due through 2025	170	189
Total debt	710	803
Less current portion	117	117
Long-term debt, less current portion	$593	$686

Weighted-average fixed-interest rate	5.7%	5.7%
Weighted-average variable-interest rate	1.8%	1.6%

During the nine months ended September 30, 2015, the Company made debt payments of $93 million.

At September 30, 2015, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2015	$24
2016	115
2017	121
2018	151
2019	114
Thereafter	185
Total	$710

Bank Lines of Credit

The Company has two $100 million variable rate credit facilities, with interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in September 2017, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has no immediate plans to borrow using either of these facilities. These facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at September 30, 2015.

On October 2, 2015, the Company entered into a $52 million credit facility. The facility is secured with two aircraft in place of restricted cash.

NOTE 7. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs recognized in the consolidated statements of operations (in millions):

	Three Months Ended September 30,
	Qualified		Postretirement Medical
	2015	2014	2015	2014
Service cost	$11	$8	$1	$1
Interest cost	21	21	—	1
Expected return on assets	(31)	(30)	—	—
Amortization of prior service cost	(1)	—	—	—
Recognized actuarial loss (gain)	7	3	(3)	(1)
Total	$7	$2	$(2)	$1

Net periodic benefit costs recognized in the consolidated statements of operations (in millions):

	Nine Months Ended September 30,
	Qualified		Postretirement Medical
	2015	2014	2015	2014
Service cost	$31	$24	$2	$2
Interest cost	63	61	2	3
Expected return on assets	(92)	(88)	—	—
Amortization of prior service cost	(1)	(1)	—	—
Recognized actuarial loss (gain)	20	10	(8)	(2)
Total	$21	$6	$(4)	$3

NOTE 8. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

September 30, 2015	Aircraft Commitments	Capacity Purchase Agreements (CPA)	Aircraft Leases(a)	Facility Leases
Remainder of 2015	$51	$16	$13	$25
2016	601	67	112	98
2017	544	58	103	93
2018	428	60	98	43
2019	372	64	90	41
Thereafter	650	623	548	209
Total	$2,646	$888	$964	$509

(a)	Includes embedded leases under the CPA with SkyWest.

Aircraft Commitments

As of September 30, 2015, the Company has purchase commitments for 71 B737 aircraft (34 737-900ER aircraft and 37 737 MAX aircraft) and two Q400 aircraft, with deliveries in 2015 through 2022. In addition, the Company has options to purchase 46 B737 aircraft and five Q400 aircraft.

Capacity Purchase Agreements (CPAs)

At September 30, 2015, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity to Alaska under a CPA, for which all intercompany transactions are eliminated upon consolidation. In addition, Alaska has CPAs with SkyWest Airlines, Inc. (SkyWest) to fly certain routes and Peninsula Airways, Inc. (PenAir) to fly one route in the state of Alaska. Under these agreements, Alaska pays the third-party carriers an amount which is based on a determination of their cost of operating those flights and other factors. The costs paid by Alaska to Horizon are based on similar data and are intended to approximate market rates for those services. Future payments (excluding those due to Horizon) are based on contractually required minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights, such as fuel.

During the second quarter Alaska signed an amendment to the CPA with SkyWest to remove the eight CRJ-700 aircraft out of regional operations and replace them with eight E175 aircraft. Six of these CRJ-700 aircraft are leased by the Company and two of the aircraft are owned by the Company. The E175 aircraft will be introduced into service throughout 2016, at which time the CRJ-700 aircraft will be removed from service. The CPA with SkyWest is a service contract that, in accordance with GAAP, includes embedded leases related to the aircraft operated under the agreement.

Lease Commitments

At September 30, 2015, the Company had lease contracts for 27 B737 aircraft, 15 Q400 aircraft, 6 CRJ-700 aircraft (operated by SkyWest), and 8 CRJ-700 aircraft that are subleased and operated by another carrier (i.e. not in the Company's fleet). In addition, the Company has 15 E175 aircraft under the CPA with SkyWest, 3 of which are included in the fleet as of September 30, 2015. All lease contracts have remaining noncancelable lease terms ranging from 2015 to 2028. The Company has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with 2018 delivery dates.

In addition, the Company has also contracted for eight E175 regional aircraft that will enter service in 2017.

The majority of airport and terminal facilities are also leased. Rent expense for aircraft and facility leases was $77 million and $74 million for the three months ended September 30, 2015 and 2014, respectively. Rent expense for aircraft and facility leases was $217 million and $215 million for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 9. SHAREHOLDERS' EQUITY

Dividends

During the three months ended September 30, 2015, the Company declared and paid cash dividends of $0.20 per share, or $26 million. During the nine months ended September 30, 2015, the Company declared and paid cash dividends of $0.60 per share, or $78 million.

Common Stock Repurchase

In September 2012, the Board of Directors authorized a $250 million share repurchase program, which was completed in July 2014. In May 2014, the Board of Directors authorized a $650 million share repurchase program, which was completed in October 2015. In August 2015, the Board of Directors authorized a $1 billion share repurchase program, which began in October 2015.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2014 Repurchase Program - $650 million	1,588,251	$119	3,438,723	$159	5,649,805	$381	3,438,723	$159
2012 Repurchase Program - $250 million	—	$—	5,268	$—	—	$—	1,819,304	$83
Total	1,588,251	$119	3,443,991	$159	5,649,805	$381	5,258,027	$242

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss), net of tax (in millions):

	September 30, 2015	December 31, 2014
Marketable securities	$1	$—
Employee benefit plans	(291)	(298)
Interest rate derivatives	(13)	(12)
Total	$(303)	$(310)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three and nine months ended September 30, 2015 and 2014, anti-dilutive shares excluded from the calculation of EPS were not material.

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

	Three Months Ended September 30, 2015
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$1,057	$—	$—	$—	$1,057	$—	$1,057
Regional	—	240	—	—	240	—	240
Total passenger revenues	1,057	240	—	—	1,297	—	1,297
CPA revenues	—	—	105	(105)	—	—	—
Freight and mail	29	1	—	—	30	—	30
Other - net	167	20	1	—	188		188
Total operating revenues	1,253	261	106	(105)	1,515	—	1,515

Operating expenses
Operating expenses, excluding fuel	667	181	93	(104)	837	—	837
Economic fuel	205	35	—	—	240	5	245
Total operating expenses	872	216	93	(104)	1,077	5	1,082

Nonoperating income (expense)
Interest income	5	—	—	—	5	—	5
Interest expense	(7)	—	(3)	—	(10)	—	(10)
Other	7	—	—	2	9	—	9
	5	—	(3)	2	4	—	4
Income before income tax	$386	$45	$10	$1	$442	$(5)	$437

	Three Months Ended September 30, 2014
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$1,030	$—	$—	$—	$1,030	$—	$1,030
Regional	—	219	—	—	219	—	219
Total passenger revenues	1,030	219	—	—	1,249	—	1,249
CPA revenues	—	—	99	(99)	—	—	—
Freight and mail	30	2	—	—	32	—	32
Other - net	161	22	1	—	184	—	184
Total operating revenues	1,221	243	100	(99)	1,465	—	1,465

Operating expenses
Operating expenses, excluding fuel	605	162	85	(97)	755	—	755
Economic fuel	338	52	—	—	390	4	394
Total operating expenses	943	214	85	(97)	1,145	4	1,149

Nonoperating income (expense)
Interest income	5	—	—	—	5	—	5
Interest expense	(8)	—	(4)	—	(12)	—	(12)
Other	7	—	—	—	7	—	7
	4	—	(4)	—	—	—	—
Income before income tax	$282	$29	$11	$(2)	$320	$(4)	$316

	Nine Months Ended September 30, 2015
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	2,977	—	—	—	2,977	—	2,977
Regional	—	638	—	—	638	—	638
Total passenger revenues	2,977	638	—	—	3,615	—	3,615
CPA revenues	—	—	303	(303)	—	—	—
Freight and mail	79	4	—	—	83	—	83
Other-net	465	55	3		523	—	523
Total operating revenues	3,521	697	306	(303)	4,221	—	4,221

Operating expenses
Operating expenses, excluding fuel	1,951	514	274	(302)	2,437	—	2,437
Economic fuel	641	101	—	—	742	(1)	741
Total operating expenses	2,592	615	274	(302)	3,179	(1)	3,178

Nonoperating income (expense)
Interest income	15	—	—	1	16	—	16
Interest expense	(21)	—	(8)	(3)	(32)	—	(32)
Other	21	—	—	5	26	—	26
	15	—	(8)	3	10	—	10
Income before income tax	944	82	24	2	1,052	1	1,053

	Nine Months Ended September 30, 2014
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	2,858	—	—	—	2,858	—	2,858
Regional	—	605	—	—	605	—	605
Total passenger revenues	2,858	605	—	—	3,463	—	3,463
CPA revenues	—	—	277	(277)	—	—	—
Freight and mail	84	4	—	—	88	—	88
Other-net	448	59	4	—	511	—	511
Total operating revenues	3,390	668	281	(277)	4,062	—	4,062

Operating expenses
Operating expenses, excluding fuel	1,783	464	257	(274)	2,230	—	2,230
Economic fuel	980	149	—	—	1,129	(17)	1,112
Total operating expenses	2,763	613	257	(274)	3,359	(17)	3,342

Nonoperating income (expense)
Interest income	15	—	—	—	15	—	15
Interest expense	(25)	(1)	(10)	—	(36)	—	(36)
Other	34	—	—	—	34	—	34
	24	(1)	(10)	—	13	—	13
Income before income tax	651	54	14	(3)	716	17	733

(a)	The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain charges.

(b)	Includes mark-to-market fuel-hedge accounting charges.

Total assets were as follows (in millions):

	September 30, 2015	December 31, 2014
Alaska	$7,922	$6,772
Horizon	763	818
Parent company	4,161	3,552
Elimination of inter-company accounts	(6,282)	(4,961)
Consolidated	$6,564	$6,181

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our segment operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. This overview summarizes the MD&A, which includes the following sections:

•	Third Quarter Review—highlights from the third quarter of 2015 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and nine months ended September 30, 2015. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2015.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

THIRD QUARTER REVIEW

Our record consolidated pretax income was $437 million during the third quarter of 2015, compared to $316 million in the third quarter of 2014. The increase of $121 million was driven by lower aircraft fuel expense of $149 million and increased revenues of $50 million, partially offset by an increase in non-fuel operating expenses of $82 million. The lower fuel cost was the result of a sharp decline in fuel prices over the past year. The increase in revenues was due to growth in our capacity of 8.2%, partially offset by lower unit revenues.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the third quarter, both Alaska and Horizon continued their strong operational performance, reporting that 86.0% and 80.0% of their flights arrived on time, respectively. For the twelve months ended August 2015, Alaska maintained its ranking as the top carrier among the eight largest U.S. airlines for on-time performance, according to the U.S. Department of Transportation.

New Markets

New routes announced during the third quarter of 2015 are as follows:

New Nonstop Routes Announced (Launch Dates)
Portland, Oregon, to Minneapolis/St. Paul, Minnesota (2/18/16)	Portland to Omaha (2/18/16)
Portland to Kansas City, Missouri (2/18/16)

University of Washington Sponsorship Agreement

During the third quarter of 2015 we announced a ten-year sponsorship agreement with the University of Washington. We plan to contribute a total of $41 million over a 10 year period. In return, the football field has been named Alaska Airlines Field at Husky Stadium and the football field bears the Alaska Airlines logo. The sponsorship also provides naming rights of Alaska Airlines Arena, certain main campus assets, status as the official airline of the university, category exclusivity and preferred airline status for university business air travel needs, and scholarships for student-athletes. The sponsorship further strengthens our long-standing relationship with the University of Washington, and our commitment to supporting our local community.

Shareholder Returns

During the third quarter of 2015, we paid cash dividends of $26 million and we repurchased 1,588,251 shares of our common stock for $119 million under the $650 million repurchase program authorized by our Board of Directors in May 2014. In August 2015, the Board of Directors authorized a $1 billion share repurchase program, which began in October. Since 2007, we have repurchased 54,739,056 shares of common stock under such programs for $1.2 billion for an average price of $22 per share. During the month of October, we repurchased 572,855 shares of our common stock for $44 million, resulting in 126,128,614 shares outstanding at October 31, 2015. For 2015, we expect to deploy at least $600 million to shareholders through a combination of dividends and share repurchases.

Outlook

As we enter the fourth quarter, we expect our capacity will increase approximately 12.5% compared to the fourth quarter of 2014.  The increase is from the 11 new markets we will begin flying in the fourth quarter along with the new routes we have launched since the beginning of the year as we expand our network to offer even more utility to our loyal customers and introduce the award-winning Alaska service to new customers across the U.S., Mexico, Canada, and now, Costa Rica.

We continue to face a significant amount of competitive capacity in our markets which, combined with our own growth, does put pressure on our unit revenues.  We expect competitive capacity to be up approximately 7%, 15%, and 8%, for the fourth quarter of 2015, and the first and second quarters of 2016, respectively.

Despite competitive pressures, we expect 2015 to be a record earnings year for the company.  Our focus on cost control and significantly lower fuel prices have allowed us to maintain solid financial results.  The results have allowed us to invest more in our company, our employees, and our customers, while providing industry-leading returns for our owners.  Our low cost structure, fuel-efficient fleet and strong balance sheet allows us to offer low fares to our customers.  These low fares offer our customers an outstanding value proposition when coupled with the improvements we’ve made in our in-flight experience named Alaska BeyondTM, which includes upgraded food and beverage offerings, streaming in-flight entertainment, comfortable Recaro seats with power at every seat, and our award-winning customer service.

We expect our unit costs, excluding fuel, to decrease approximately 1% in the fourth quarter compared to 2014 and approximately 0.6% for the full year, continuing our trend of reducing unit costs annually.

Our current expectations for capacity and CASM excluding fuel and special items are summarized below:

	Forecast Q4 2015	Change Y-O-Y	Forecast Full Year 2015	Change Y-O-Y
Consolidated:
ASMs (000,000) "capacity"	10,300 - 10,350	~ 12.5%	39,875 - 39,925	~ 10.5%
CASM excluding fuel (cents)	8.48¢ - 8.52¢	~ (1.0) %	8.30¢ - 8.32¢	~ (0.6) %

Mainline:
ASMs (000,000) "capacity"	9,250 - 9,300	~ 12.5%	35,850 - 35,900	~ 11.0%
CASM excluding fuel (cents)	7.54¢ - 7.58¢	~ (2.0) %	7.39¢ - 7.41¢	~ (0.7) %

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Our consolidated net income for the third quarter of 2015 was $274 million, or $2.14 per diluted share, compared to net income of $198 million, or $1.45 per diluted share, in the third quarter of 2014. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains and losses related to our fuel hedge positions. For the third quarter of 2015, we recognized net mark-to-market losses of $5 million ($3 million after tax, or $0.02 per diluted share) compared to losses of $4 million ($2 million after tax, or $0.02 per diluted share) in the third quarter of 2014.

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

•
By eliminating fuel expense and certain special items from our unit metrics, we believe that we have better visibility into the results of our non-fuel continuing operations.  Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating unit costs can result in a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management;

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

Excluding the impact of mark-to-market fuel hedge adjustments, our adjusted consolidated net income for the third quarter of 2015 was $277 million, or $2.16 per diluted share, compared to $200 million, or $1.47 per diluted share, in the third quarter of 2014.

	Three Months Ended September 30,
	2015		2014
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$274	$2.14	$198	$1.45
Mark-to-market fuel hedge adjustments, net of tax	3	0.02	2	0.02
Non-GAAP adjusted income and per-share amounts	$277	$2.16	$200	$1.47

Our operating costs per ASM are summarized below:

	Three Months Ended September 30,
(in cents)	2015		2014		% Change
Consolidated:
CASM	10.44	¢	11.99	¢	(12.9)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.37		4.12		(42.5)
CASM excluding fuel	8.07	¢	7.87	¢	2.5

Mainline:
CASM	9.45	¢	11.00	¢	(14.1)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.26		3.98		(43.2)
CASM excluding fuel	7.19	¢	7.02	¢	2.4

OPERATING STATISTICS SUMMARY (unaudited)
Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	8,616	7,994	7.8%	23,956	21,996	8.9%
Revenue passenger miles (RPM) (000,000) "traffic"	8,878	8,245	7.7%	25,052	23,078	8.6%
Available seat miles (ASM) (000,000) "capacity"	10,368	9,582	8.2%	29,574	26,922	9.9%
Load factor	85.6%	86.0%	(0.4) pts	84.7%	85.7%	(1.0) pts
Yield	14.61¢	15.14¢	(3.5%)	14.43¢	15.00¢	(3.8%)
Passenger revenue per ASM (PRASM)	12.51¢	13.03¢	(4.0%)	12.22¢	12.86¢	(5.0%)
Revenue per ASM (RASM)	14.61¢	15.28¢	(4.4%)	14.27¢	15.09¢	(5.4%)
Operating expense per ASM (CASM) excluding fuel(b)	8.07¢	7.87¢	2.5%	8.24¢	8.28¢	(0.5%)
Economic fuel cost per gallon(b)	$1.82	$3.15	(42.2%)	$1.97	$3.22	(38.8%)
Fuel gallons (000,000)	132	124	6.5%	377	351	7.4%
ASMs per fuel gallon	78.5	77.3	1.6%	78.4	76.7	2.2%
Average full-time equivalent employees (FTEs)	14,003	12,998	7.7%	13,690	12,633	8.4%

Mainline Operating Statistics:
Revenue passengers (000)	6,171	5,752	7.3%	17,193	15,796	8.8%
RPMs (000,000) "traffic"	7,976	7,440	7.2%	22,633	20,871	8.4%
ASMs (000,000) "capacity"	9,278	8,607	7.8%	26,609	24,197	10.0%
Load factor	86.0%	86.4%	(0.4) pts	85.1%	86.3%	(1.2) pts
Yield	13.26¢	13.84¢	(4.2%)	13.15¢	13.69¢	(3.9%)
PRASM	11.40¢	11.97¢	(4.8%)	11.19¢	11.81¢	(5.2%)
RASM	13.50¢	14.18¢	(4.8%)	13.23¢	14.01¢	(5.6%)
CASM excluding fuel(b)	7.19¢	7.02¢	2.4%	7.33¢	7.37¢	(0.5%)
Economic fuel cost per gallon(b)	$1.81	$3.15	(42.5%)	$1.97	$3.22	(38.8%)
Fuel gallons (000,000)	113	108	4.6%	326	305	6.9%
ASMs per fuel gallon	82.1	79.7	3.0%	81.6	79.3	2.9%
Average FTEs	10,824	10,153	6.6%	10,643	9,837	8.2%
Aircraft utilization	10.9	10.8	0.9%	10.9	10.5	3.8%
Average aircraft stage length	1,168	1,161	0.6%	1,185	1,180	0.4%
Mainline operating fleet at period-end	144	136	8 a/c	144	136	8 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	2,445	2,242	9.1%	6,762	6,200	9.1%
RPMs (000,000) "traffic"	903	806	12.0%	2,419	2,206	9.7%
ASMs (000,000) "capacity"	1,090	975	11.8%	2,965	2,725	8.8%
Load factor	82.8%	82.7%	0.1 pts	81.6%	81.0%	0.6 pts
Yield	26.53¢	27.17¢	(2.4%)	26.37¢	27.41¢	(3.8%)
PRASM	21.97¢	22.46¢	(2.2%)	21.51¢	22.19¢	(3.1%)
Regional operating fleet at period-end (Horizon and dedicated SkyWest aircraft)	63	51	12 a/c	63	51	12 a/c

(a)	Except for FTEs, data includes information related to third-party Regional CPA arrangements.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to Regional CPAs.

OPERATING REVENUES

Total operating revenues increased $50 million, or 3%, during the third quarter of 2015 compared to the same period in 2014. The changes are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2015	2014	% Change
Passenger
Mainline	$1,057	$1,030	3
Regional	240	219	10
Total passenger revenue	1,297	1,249	4
Freight and mail	30	32	(6)
Other - net	188	184	2
Total operating revenues	$1,515	$1,465	3

Passenger Revenue – Mainline

Mainline passenger revenue for the third quarter of 2015 increased by 3% due to a 7.8% increase in capacity, partially offset by a decrease of 4.8% in PRASM compared to the third quarter of 2014. The increase in capacity was driven by 0.9% higher utilization of our aircraft, adding larger aircraft to our fleet, and the growth in departures from new markets. The decrease in PRASM was driven by a 4.2% decline in ticket yield. The decrease in yield was primarily due to increased competitive capacity in our markets and, to a lesser extent, new markets that have not yet fully matured.

Passenger Revenue – Regional

Regional passenger revenue increased 10% compared to the third quarter of 2014, primarily due to an 11.8% increase in capacity. The increase in capacity was partially offset by a 2.2% decrease in PRASM. The increase in capacity was driven by additional frequencies, longer aircraft stage lengths, and new routes. The decrease in PRASM was due to a 2.4% decline in yield, partially offset by an increase in load factor of 0.1 points. The decrease in yield is due to an increase in competitive capacity in our regional markets, longer aircraft stage lengths and our own growth as we strengthen our network utility in the Pacific Northwest.

Other – Net

Other - net revenue increased $4 million from the third quarter of 2014, due to increases in Mileage Plan revenues and a 20% increase in food and beverage revenue, partially offset by a decline in bag fee revenue. Mileage Plan revenues grew due to growth in the number of members in the program and an increase in miles sold to our credit card partner. The increase in food and beverage revenue is due to the 7.8% increase in passengers.

OPERATING EXPENSES
Total operating expenses decreased $67 million, or 6%, compared to the third quarter of 2014. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,
(in millions)	2015	2014	% Change
Fuel expense	$245	$394	(38)
Non-fuel expenses	837	755	11
Total Operating Expenses	$1,082	$1,149	(6)

Significant operating expense variances from 2014 are more fully described below.

Wages and benefits

Wages and benefits increased during the third quarter of 2015 by $33 million.  The primary components of wages and benefits are shown in the following table:

	Three Months Ended September 30,
(in millions)	2015	2014	% Change
Wages	$236	$214	10
Pension - Defined benefit plans	7	2	250
Defined contribution plans	15	14	7
Medical and other benefits	38	33	15
Payroll taxes	16	16	—
Total wages and benefits	$312	$279	12

Wages increased 10% with a 7.7% increase in FTEs. FTEs increased largely with our front-line work groups compared to the prior year due to the growth in departures.

Pension expense increased $5 million compared to the same period in the prior year. The increase is due to revaluing the pension obligation at December 31, 2014 with higher mortality assumptions, and a lower discount rate that increased the pension obligation. The resulting unrealized loss is amortized over the expected service period.

Medical and other benefits increased 15% compared to the same period in the prior year, primarily due to the growth in FTEs.

Variable incentive pay

Variable incentive pay expense increased $2 million, or 7% compared to the third quarter of 2014. The increase is primarily due to a 7.7% increase in FTEs.

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

Aircraft fuel expense decreased $149 million, or 38% compared to 2014. The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
	2015		2014
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$235	$1.78	$383	$3.09
Losses on settled hedges	5	0.04	7	0.06
Consolidated economic fuel expense	240	1.82	390	3.15
Mark-to-market fuel hedge adjustments	5	0.03	4	0.03
GAAP fuel expense	$245	$1.85	$394	$3.18
Fuel gallons	132		124

Fuel expense was lower than in the third quarter of 2014 as the raw fuel price per gallon decreased 42% on a 6% increase in fuel gallons consumed. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the third quarter of 2015 was due to lower crude oil prices of 52% and lower refining margins of 19%.

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

We recognized losses of $5 million for hedges that settled during the third quarter of 2015, compared to losses of $7 million in the third quarter of 2014.  These amounts represent the net cash paid including the premium expense recognized for those hedges.

Aircraft maintenance

Aircraft maintenance expense increased by $9 million, or 16%, compared to the third quarter of 2014. The primary driver of the increase is a greater lease return provision when compared to the prior year as we have a number of leases set to expire between 2016 and 2017. Additionally, there have been increased costs from heavier airframe checks, and more scheduled events for the B737-400 fleet, and more engine maintenance events for the Q400 fleet.

Landing fees and other rentals

Landing fees and other rentals increased $6 million, or 8%, compared to the third quarter of 2014. The increase is due to more square footage and gate space at our hub airports, new stations with our growth, and higher rates.

Contracted services

Contracted services expense increased $8 million, or 12%, compared to the third quarter of 2014. The increase is primarily due to payments to our CPA partners increased approximately $5 million compared to the same period in the prior year because of increased flying. Additionally, there was increased flying at stations where we use vendors to assist us with passenger and ramp handling.

Depreciation and amortization

Depreciation and amortization expense increased $6 million, or 8%, compared to the third quarter of 2014. The increase is due to ten additional aircraft in the fleet, the completion of our cabin improvement project, and purchasing of non-aircraft assets, such as electronic ground service equipment and leasehold improvements.

Food and beverage service

Food and beverage service expense increased $6 million, or 25%, compared to the third quarter of 2014. The increase is due to changes in the main cabin and first class menu offering higher quality food and beverage products, an increased number of passengers, and increased buy-on-board sales.

Other expense

Other operating expenses increased $15 million, or 22%, compared to the third quarter of 2014. The increase is primarily due to higher hotel and per diem costs for our flight crews as we expand our network outside of the pacific northwest, and increased professional service costs.

Nonoperating Income

Net nonoperating income increased $4 million, compared to the third quarter of 2014, primarily due to higher capitalized interest related to an increase in prepaid aircraft deposits.

Operating Expenses Compared to Capacity Growth

We are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Three Months Ended September 30,
	2015	2014	2015		2014		Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$312	$279	3.01	¢	2.91	¢	3.4%
Variable incentive pay	32	30	0.31		0.31		—%
Aircraft maintenance	67	58	0.65		0.61		6.6%
Aircraft rent	26	27	0.25		0.28		(10.7)%
Landing fees and other rentals	80	74	0.77		0.77		—%
Contracted services	74	66	0.71		0.69		2.9%
Selling expenses	53	55	0.51		0.57		(10.5)%
Depreciation and amortization	81	75	0.78		0.78		—%
Food and beverage service	30	24	0.29		0.25		16.0%
Other	82	67	0.79		0.70		12.9%
Non-fuel Expenses	$837	$755	8.07	¢	7.87	¢	2.6%

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $386 million in the third quarter of 2015 compared to $282 million in the third quarter of 2014. The $27 million increase in Mainline passenger revenue is described above. Mainline operating expense excluding fuel increased by $62 million to $667 million in 2015 due to higher wages to support our growth, increased maintenance costs, higher ramp and passenger handling vendor costs associated with an increase in passengers, higher depreciation related to our fleet growth, and increased costs with higher quality food and beverage products. Economic fuel cost decreased due to lower raw fuel costs, partially offset by a 4.6% increase in consumption.

Alaska Regional

Pretax profit for Alaska Regional was $45 million in the third quarter of 2015 compared to $29 million in the third quarter of 2014. The $21 million increase in Regional passenger revenue is described above. Regional operating expenses excluding fuel increased due to more departures and higher block hours. Fuel was also lower due to the 42.2% decline in economic fuel price per gallon.

Horizon

Pretax profit for Horizon was $10 million in the third quarter of 2015 compared to $11 million in the third quarter of 2014. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased due to an increase in capacity and higher rates. The $8 million increase in Horizon's non-fuel operating expenses was largely driven by warranty claims received in the prior year.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Our consolidated net income for the first nine months of 2015 was $657 million, or $5.05 per diluted share, compared to net income of $457 million, or $3.31 per diluted share, in the first nine months of 2014. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains and losses related to our fuel hedge positions. For the first nine months of 2015, we recognized net mark-to-market gains of $1 million ($1 million after tax, or $0.01 per diluted share) compared to gains of $17 million ($11 million after tax, or $0.08 per diluted share) in the first nine months of 2014.

Excluding the impact of mark-to-market fuel hedge adjustments, our adjusted consolidated net income for the first nine months of 2015 was $656 million, or $5.04 per diluted share, compared to an adjusted consolidated net income of $446 million, or $3.24 per share, in the first nine months of 2014.

	Nine Months Ended September 30,
	2015		2014
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$657	$5.05	$457	$3.31
Mark-to-market fuel hedge adjustments, net of tax	(1)	(0.01)	(11)	(0.08)
Non-GAAP adjusted income and per-share amounts	$656	$5.04	$446	$3.24

Our operating costs per ASM are summarized below:

	Nine Months Ended September 30,
(in cents)	2015		2014		% Change
Consolidated:
CASM	10.75	¢	12.41	¢	(13.4)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.51		4.13		(39.2)
CASM excluding fuel	8.24	¢	8.28	¢	(0.5)

Mainline:
CASM	9.74	¢	11.35	¢	(14.2)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.41		3.98		(39.4)
CASM excluding fuel	7.33	¢	7.37	¢	(0.5)

OPERATING REVENUES

Total operating revenues increased $159 million, or 4%, during the first nine months of 2015 compared to the same period in 2014.  The changes are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2015	2014	% Change
Passenger
Mainline	$2,977	$2,858	4
Regional	638	605	5
Total passenger revenue	3,615	3,463	4
Freight and mail	83	88	(6)
Other - net	523	511	2
Total operating revenues	$4,221	$4,062	4

Passenger Revenue – Mainline

Mainline passenger revenue for the first nine months of 2015 increased by 4% on a 10% increase in capacity, partially offset by a 5.2% decrease in PRASM compared to the same period in 2014. The increase in capacity is driven by routes added in the last twelve months. The decrease in PRASM was driven by a 3.9% decrease in ticket yield, and a 1.2-point decrease in load factor compared to the prior-year period. Yields declined due to increased competitive capacity in the markets we serve, and our own growth.

Passenger Revenue – Regional

Regional passenger revenue increased by $33 million, or 5%, compared to the first nine months of 2014, due to an 8.8% increase in capacity, partially offset by a 3.1% decrease in PRASM. The increase in capacity is due to an increase in departures, and average aircraft stage length. The decrease in PRASM was due to a decrease in ticket yield of 3.8%, partially offset by an increase in load factor of 0.6 points. The decrease in yield was due to an increase in competitive capacity in our regional markets and our own growth as we strengthen our network utility in the Pacific Northwest.

Other – Net

Other - net revenue increased $12 million, or 2%, from the first nine months of 2014, due to increases in Mileage Plan revenue and food and beverage sales, partially offset by lower bag fee revenues. Mileage Plan revenue increased $21 million, due to an increase in miles sold. Higher food and beverage sales was due to the 8.9% increase in passengers and selling more premium offerings such as Tom Douglas signature meals. Bag fee revenue was lower due to promotions launched earlier in the year to offer a free first checked bag to our Mileage Plan members in January and to all Alaska Airlines Signature Visa credit card holders beginning in February.

OPERATING EXPENSES

Total operating expenses decreased $164 million, or 5%, compared to the first nine months of 2014, mostly as a result of lower fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,
(in millions)	2015	2014	% Change
Fuel expense	$741	$1,112	(33)
Non-fuel expenses	2,437	2,230	9
Total Operating Expenses	$3,178	$3,342	(5)

Significant operating expense variances from 2014 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first nine months of 2015 by $91 million, or 11%, compared to 2014.  The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30,
(in millions)	2015	2014	% Change
Wages	$697	$635	10
Pension - Defined benefit plans	21	6	250
Defined contribution plans	45	40	13
Medical and other benefits	111	104	7
Payroll taxes	49	47	4
Total wages and benefits	$923	$832	11

Wages increased 10% on an 8.4% increase in FTEs. The primary driver of the increase in wages was the annualization of new labor contracts that included higher rates. The increase in FTEs was to support our growth.

Pension expense increased $15 million, compared to the same period in the prior year. The increase is due to revaluing the pension obligation at December 31, 2014 with higher mortality assumptions, and a lower discount rate that increased the pension obligation. The resulting unrealized loss is amortized over the expected service period.

Defined contribution plans increased 13%, due to increased contributions throughout all labor groups and an increased matched percentage as a part of recent labor contracts.

We expect wages and benefits to increase for the full year due to higher wages rates, more FTEs to support our growth, higher medical and other benefits, and higher pension expense.

Aircraft Fuel

Aircraft fuel expense decreased $371 million, compared to 2014. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30,
	2015		2014
(in millions, except for per gallon amounts)	Dollars	Cost/Gallon	Dollars	Cost/Gallon
Raw or "into-plane" fuel cost	$727	$1.93	$1,095	$3.12
(Gains) losses on settled hedges	15	0.04	34	0.10
Consolidated economic fuel expense	742	1.97	1,129	3.22
Mark-to-market fuel hedge adjustments	(1)	—	(17)	(0.05)
GAAP fuel expense	$741	$1.97	$1,112	$3.17
Fuel gallons	377		351

The raw fuel price per gallon decreased 38% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first nine months of 2015 was due to a decline in crude oil prices of 49% and a slight decrease in refining margins of 4%.

Losses recognized for hedges that settled during the year were $15 million in 2015, compared to $34 million in 2014.  These amounts represent the cash paid for premium expense, offset by cash received from those hedges. The decrease in losses on settled hedges is primarily due to our increasing use of "out of the money" call options as well as purchasing shorter-dated options, both of which reduce the premium cost we pay.

We currently expect our economic fuel price per gallon to be lower in the fourth quarter of 2015 compared to the fourth quarter of 2014 and for the full year due to our current expectation of lower crude prices and a decrease in hedge premium expense.

Aircraft Maintenance

Aircraft maintenance costs increased by $16 million, or 10%, compared to the prior-year period. The increase is due to more scheduled engine maintenance events that were more expensive due to replacing life-limited parts, and heavier airframe checks, offset by vendor credits of $10 million for work that was previously completed on the B737 fleet.

We expect full-year aircraft maintenance expense to be 5% to 10% higher than full-year 2014 due to an increase in engine maintenance expense for both fleet types.

Contracted Services

Contracted services expense increased $21 million, or 11%, compared to the first nine months of 2014. The increase is primarily due to increased flying at stations where we use vendors to assist us with passenger and ramp handling. Additionally, payments to our CPA partners increased approximately $10 million compared to the same period in the prior year because of increased flying.

We expect full-year contracted services to be 10% to 15% higher than full-year 2014 to support additional capacity throughout our network.

Food and beverage service

Food and beverage services expense increased $15 million, or 22%, compared to the third quarter of 2014. The increase is due to changes in the menu offering higher quality food and beverage products and increased buy-on-board sales.

We expect full-year food and beverage services expense to be approximately 20% higher than 2014 due to an increase in passengers and higher quality food and beverage products.

Other Operating Expenses

Other operating expenses increased $30 million, or 13%, compared to the first nine months of 2014.  The increase is primarily due to hotel and per diem costs for our flight crews, professional services, and IT-related costs.

We expect full-year other operating expenses to be 15% to 20% higher than full-year 2014 for the same reasons mentioned above.

Nonoperating Income (Expense)

During the first nine months of 2015, we had nonoperating income of $10 million, compared to an income of $13 million in the same period in 2014. In the prior year, we recognized gains on the sale of certain equity securities. For the first nine months of 2015, we have capitalized more of our interest expense on an increasing balance of prepaid aircraft deposits.

Operating Expenses Compared to Capacity Growth

We are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Nine Months Ended September 30,
	2015	2014	2015		2014		%Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$923	$832	3.12	¢	3.09	¢	1.0%
Variable incentive pay	90	84	0.30		0.31		(3.2)%
Aircraft maintenance	182	166	0.62		0.62		—%
Aircraft rent	78	84	0.26		0.31		(16.1)%
Landing fees and other rentals	217	207	0.73		0.77		(5.2)%
Contracted services	209	188	0.71		0.70		1.4%
Selling expenses	160	154	0.54		0.57		(5.3)%
Depreciation and amortization	236	218	0.80		0.81		(1.2)%
Food and beverage service	83	68	0.28		0.25		12.0%
Other	259	229	0.88		0.85		3.5%
Non-fuel Expenses	$2,437	$2,230	8.24	¢	8.28	¢	(0.5)%

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $944 million in the first nine months of 2015, compared to $651 million in the same period in 2014. The $119 million increase in Mainline passenger revenue is described above. Mainline operating expense excluding fuel increased by $168 million to $2.0 billion in 2015 due to higher wages to support our growth, higher ramp and passenger handling associated with increased flying, higher depreciation related to our fleet growth, and increased food and beverage costs. Economic fuel cost decreased due to lower raw fuel costs, partially offset by a 6.9% increase in consumption.

Alaska Regional

Pretax profit for Alaska Regional was $82 million in the first nine months of 2015, compared to $54 million the third quarter of 2014. The $33 million increase in Regional passenger revenue is described above. Regional operating expenses excluding fuel increased due to additional departures. The economic fuel price per gallon decreased 38.8%.

Horizon

Pretax profit for Horizon was $24 million in the first nine months of 2015, compared to pretax profit of $14 million in the same period in 2014. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased due to additional capacity and higher rates. The $17 million increase in Horizon's non-fuel operating expenses was largely driven by increased engine maintenance and other expenses to support the increase in capacity.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.3 billion;

•	Our expected cash from operations;

•	Our 85 unencumbered aircraft in the operating fleet that could be financed, if necessary; and

•	Our combined $200 million bank line-of-credit facilities, with no outstanding borrowings.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	September 30, 2015	December 31, 2014	Change
Cash and marketable securities	$1,258	$1,217	3.4%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue	26%	26%	0 pts
Long-term debt, net of current portion	$593	$686	(13.6)%
Shareholders’ equity	$2,365	$2,127	11.2%
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	27%:73%	31%:69%	(4) pts

(a)	Calculated using the present value of remaining aircraft lease payments.

Given our strong financial condition, we will continue to evaluate our cash flows from operations, reinvest in the business, and return capital to our shareholders, while maintaining a strong liquidity position.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first nine months of 2015, net cash provided by operating activities was $1.2 billion, compared to $892 million during the same period in 2014. The $337 million increase was primarily attributable to lower jet fuel costs and improved operating results.

We typically generate positive cash flows from operations and expect to use that cash flow to buy aircraft and capital equipment, make normal debt payments, and to return capital to shareholders through share repurchases and dividends.

Cash Used in Investing Activities

Cash used in investing activities was $727 million during the first nine months of 2015, compared to $618 million during the same period of 2014. Our capital expenditures were $668 million in the first nine months of 2015, primarily due to purchase deposits related to 33 aircraft deliveries over the next 24 months.

The table below reflects our full-year expectation for capital expenditures and the additional expenditures if options were exercised. These options will be exercised only if we believe return on invested capital targets can be met.

(in millions)	2015	2016	2017	2018
Aircraft and aircraft purchase deposits - firm	$580	$535	$500	$400
Other flight equipment	70	70	45	25
Other property and equipment	65	110	80	80
Total property and equipment additions	$715	$715	$625	$505
Option aircraft and aircraft deposits, if exercised(a)	$—	$60	$140	$295

(a)	Alaska has options to acquire 46 B737 aircraft with deliveries from 2018 through 2024. Horizon has options to acquire five Q400 aircraft with deliveries from 2018 through 2019.

Cash Used by Financing Activities

Net cash used by financing activities was $521 million during the first nine months of 2015 compared to $320 million during the same period in 2014. During the first nine months of 2015 we made debt payments of $93 million, stock repurchases of $381 million, and dividend payments totaling $78 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments and Options

As of September 30, 2015, we have firm orders to purchase 73 aircraft. We also have options to acquire 46 B737 aircraft with deliveries from 2018 through 2024 and have options to acquire five Q400 aircraft with deliveries from 2018 through 2019. In addition to the three E175 aircraft currently operating in our regional fleet, we have commitments to lease 20 E175 aircraft with start dates in 2015 through 2017. We also have options to lease eight E175 aircraft with positions starting in late 2017 and early 2018.

The following table summarizes expected fleet activity by year:

	Actual Fleet	Expected Fleet Activity(a)
Aircraft	Dec 31, 2014	2015 Changes	Dec 31, 2015	2016-2017 Changes	Dec 31, 2017
737 Freighters & Combis	6	—	6	(3)	3
737 Passenger Aircraft	131	10	141	9	150
Total Mainline Fleet	137	10	147	6	153
Q400	51	1	52	2	54
E175	—	5	5	18	23
CRJ700	8	—	8	(8)	—
Total Regional Fleet	59	6	65	12	77
Total	196	16	212	18	230

(a)	Expected fleet activity includes aircraft deliveries, net of planned retirements and lease returns.

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

Fuel Hedge Positions

All of our current oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we benefit from a decline in crude oil prices, as there is no cash outlay other than the premiums we pay to enter into the contracts. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Fourth Quarter 2015	50%	$83	$3
Remainder 2015	50%	$83	$3
First Quarter 2016	46%	$76	$3
Second Quarter 2016	38%	$70	$3
Third Quarter 2016	29%	$70	$3
Fourth Quarter 2016	20%	$69	$3
Full Year 2016	33%	$69	$3
1st Quarter 2017	9%	$64	$4
Total 2017	2%	$64	$4

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of September 30, 2015:

(in millions)	Remainder of 2015	2016	2017	2018	2019	Beyond 2019	Total
Current and long-term debt obligations	$24	$115	$121	$151	$114	$185	$710
Operating lease commitments(a)	38	210	196	141	131	757	1,473
Aircraft purchase commitments	51	601	544	428	372	650	2,646
Interest obligations(b)	6	32	26	20	13	12	109
Other obligations(c)	19	71	62	64	68	647	931
Total	$138	$1,029	$949	$804	$698	$2,251	$5,869

(a)	Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of September 30, 2015.

(c)
Includes minimum obligations under our long-term power-by-the-hour maintenance agreement and obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the condensed consolidated financial statements for further information.

On October 2, 2015 we entered into an agreement for a $52 million credit facility secured by two aircraft. The aircraft replaced a restricted cash balance as collateral.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates for the three months ended September 30, 2015. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition
and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
July 1, 2015 - July 30, 2015	718,827	$71.08	718,827
August 1, 2015 - August 31, 2015	311,724	76.56	311,724
September 1, 2015 - September 30, 2015	557,700	79.36	557,700
Total	1,588,251	$74.93	1,588,251	$3

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
November 3, 2015

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