Form 10-K
period 2015-12-31
ALASKA AIR GROUP, INC.
filed 2016-02-11
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer   ☒  Accelerated filer  ☐     Non-accelerated filer   ☐  Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of January 31, 2016, shares of common stock outstanding totaled 124,729,056. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2015, was approximately $8.2 billion (based on the closing price of $64.43 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Definitive Proxy Statement relating to 2016 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

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

Table of Contents

PART I

ITEM 1. OUR BUSINESS

Alaska Air Group ("Air Group") operates Alaska Airlines ("Alaska") and Horizon Air ("Horizon"), which together with its partner regional airlines serve more than 100 cities through an expansive network in Alaska, the Lower 48, Hawaii, Canada, Mexico, and Costa Rica. During 2015, we carried an all-time high 32 million passengers and earned record full-year adjusted earnings of $842 million.

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

While aircraft and technology enable us to provide air transportation, we recognize this is fundamentally a people business. Our employees maintain and strengthen our relationships with customers, and our success depends on our employees working together to successfully execute on our strategy. In 2015, Alaska was named one of America's Top 100 Employers by Forbes Magazine. We launched our "Beyond Service" two-day customer service workshop for all of our customer-facing employees to provide them with the framework and tools they need to improve upon our already award-winning customer service. In that vein, in 2015, Alaska Airlines ranked "Highest in Customer Satisfaction among Traditional Network Carriers" by J.D. Power for the eighth year in a row. Alaska Airlines also held the No. 1 spot in the Wall Street Journal's "Middle Seat" scorecard for U.S. airlines for three years in a row. We have been the leader in the industry for on-time performance among major airlines for the past six years. For achieving safety, customer service, operational and financial goals, we rewarded our employees with a record $120 million in incentive pay during 2015.

In support of the communities that we serve, we strive to be an industry leader in environmental and community stewardship. In 2015, Air Group improved fuel efficiency by 2.2% from the prior year, as measured by available seat miles flown per gallon. Air Group donated $12 million to approximately 1,050 charitable organizations and our employees volunteered more than 27,000 hours of community service. Included in this amount are annual contributions of our ongoing multi-year grants to several organizations - we pledged $1.5 million to support job training for workers at Seattle-Tacoma airport through Port Jobs, $2.5 million for Seattle's bike-share program, $1 million for the Alaska Native Science and Engineering Program, and $2.5 million to Seattle's Museum of Flight to guide students toward a future in science, technology, engineering, and math. In 2015, we granted additional support to Washington Information Science Education Consortium, Washington State University, Kupu of Hawaii, University of Hawaii, and pledged $40 million to the the University of Washington, in part, to increase our impact on education supporting specific programs and scholarships.

We earned record financial results in 2015, marking our 12th consecutive annual profit on an adjusted basis. We achieved an after-tax return on invested capital of 25.2%, approximately three times our weighted average cost of capital. Strong earnings improved our cash flow and strengthened our balance sheet resulting in a debt-to-capital ratio of 27%, which compares favorably with other high-quality industrial transport companies and the companies in the S&P 500. Due to our strong financial health, we are one of only two U.S. airlines with investment grade credit ratings. With the cash generated by the continued success we have had in the past decade, we are able to continue to invest in our business for profitable growth and to enhance the customer experience. All of our 737-800/900/900ER aircraft feature innovative Recaro seats with power at every seat, our Wi-Fi enabled in-flight entertainment system, and our branded in-flight experience, Alaska Beyond™.

As we look to the future, we will build on the success of the past few years by executing our strategic plan — the Five Focus Areas:

Safety and Compliance
We have an unwavering commitment to run a safe and compliant operation, and we will not compromise this commitment in the pursuit of other initiatives. Alaska and Horizon are awaiting final FAA certification of our fully-implemented Safety Management System (SMS). SMS helps identify and manage risk and builds a sustainable culture of safety for every Air Group employee. Once again, for 2015, 100% of our Alaska and Horizon aircraft technicians completed the requirements for the FAA's "Diamond Certificate of Excellence" award. This is the 14th consecutive year Alaska Airlines has received the award and the 14th time in the last 16 years for Horizon. In 2014, we launched Ready, Safe, Go - a safety campaign designed to increase safety awareness across the Air Group System. With our Ready, Safe, Go program in its second year, employee awareness of their individual contributions to a strong culture of safety continues to increase. In 2015, Alaska and Horizon employees made a “Personal Commitment to Safety” during facilitated discussions with company leaders.
People Focus
Our success depends on our employees. Higher employee engagement drives higher productivity, superior execution, and better customer service, which is why we listen to our employees for feedback in shaping our strategy. Employee engagement scores from our annual employee survey are at historical highs. In addition to the "Beyond Service" training for our customer-facing employees, all of Air Group's leaders participated in a multi-day leadership training called "Gear Up 2." This is the second phase of our award-winning leadership training where our leaders spent time focusing on several of our core leadership principles in an effort to give them the tools they need to effectively lead a highly-engaged workforce.

We understand that aligning our employees' goals with the Company's goals is important in achieving success. All employees participate in our Performance-Based Pay (PBP) and Operational Performance Rewards (OPR) programs, which encourage employees to work together to achieve metrics related to safety, profitability, on-time performance, low costs and customer satisfaction. Over the last five years, our incentive programs have paid out on average, over 8.6% of annual pay, or more than one month's pay, for most employees. This is consistent with one of our guiding principles that we want to pay our people well with a goal of reaching the industry’s best productivity over time. To that end, we are currently in long-term agreements with all of our major work groups, which provide the Company, employees, and investors with long-term stability.

Hassle-Free Customer Experience
We want to be the easiest airline to fly. In each step of the customer's journey, from booking a ticket to check-in, from flying in our aircraft to claiming baggage at the final destination, we want to provide a hassle-free experience for our customers. Our industry-leading on-time performance for the past six years reflects the reliable service we provide our customers, and we were the first airline to guarantee checked baggage delivery to the carousel within 20 minutes. Customers can tag their own bags at airport kiosks, or from their homes, and we have fingerprint scan entry to our airport lounges. We lead the travel industry in mobile innovation with a 5-star rated iPhone app, and Android and Microsoft apps that allow passengers to purchase tickets, check-in, upgrade seats, and reserve food for the flight - all with helpful notifications that inform customers when there are changes to their flights. The Transportation Security Administration (TSA) Pre-Check Program is available in 60 of our locations, which allows eligible customers to opt-in for reduced screening requirements. To hear directly from our customers, we have the Alaska Listens survey with five simple questions designed to get timely feedback - and we guarantee a response within 72 hours if there is an issue that needs to be resolved. As passengers take more control of their travel experience, we are able to reduce the time it takes a customer to move from the airport curb to the aircraft.

Energetic and Compelling Brand
We want to be recognized as the preferred airline to fly. In January 2016, we introduced a bold new brand expression, including an updated identity, livery, and look and feel for our digital and physical experiences. We believe there’s an opportunity to deepen the emotional connection with our customers as we continue to expand and grow. Our updated brand expression draws upon our rich heritage while infusing it with additional warmth and energy - to better reflect how customers feel about our brand and the great service that we pride ourselves in delivering.

We continue to invest in a better customer experience. Onboard, customers will continue to enjoy more of what they love with free and premium entertainment direct to their devices, Pacific Northwest-inspired food and beverages and custom leather seats with power outlets for laptops and personal devices and larger overhead bins for carry-on bags. In the fall of 2016, we will introduce a new Premium Class section in the main cabin with increased pitch and other amenities.

We also continue to invest in advertising across markets. We recently renewed our partnership with Seattle Seahawks quarterback Russell Wilson, as our Chief Football Officer. We also announced a ten-year sponsorship with the University of Washington, which includes naming rights to the Alaska Airlines Field at Husky Stadium and the Alaska Airlines Arena at Hec Edmunson Pavillion, among other benefits.

Low Fares, Low Costs and Network Growth
We believe that in order to provide low fares for customers in a growing network of destinations, while returning value to our shareholders, it is imperative for us to maintain a competitive cost structure. In 2015, we lowered our unit costs, excluding fuel, by 0.7% on a consolidated basis, representing the sixth consecutive year of annual reduction. We achieved this through a continued focus on productivity, cost management, and network growth. We increased employee productivity in 2015 and will continue to focus on that metric as we leverage growth. We also manage fuel costs by flying larger, more fuel-efficient aircraft, which have increased our fuel efficiency as measured by available seat miles flown per gallon by 5.6% over the last five years. Additionally, we have added split-scimitar winglets to 94 aircraft, which are expected to increase fuel efficiency by approximately 1.5% per aircraft. Looking forward, we have committed to purchasing 31 737-900ER and 37 737-MAX aircraft with deliveries from 2016 to 2022, and two Q400 aircraft with deliveries in 2018, although these are subject to change. In addition, we will increase regional capacity by adding 18 E175s with contractual deliveries from 2016 to 2017 and we may order an additional 30 regional jets with delivery beginning in 2017 if we reach acceptable commercial terms. These aircraft deliveries position us for growth and help to ensure that we will continue to operate the most fuel-efficient aircraft available for the foreseeable future.

In 2015, we added 20 new markets to our route structure. We continued to strengthen our Seattle network to offer further utility to our customers by offering non-stop flights to markets like New York (JFK), Charleston, Raleigh-Durham, Nashville, Oklahoma City, and Milwaukee. We also added flying from Los Angeles (LAX) to Liberia and San Jose, Costa Rica and Baltimore. We have grown capacity over 7% annually on average for the past 20 years and we plan to continue to grow between 4% and 8% annually in the next several years. For 2016, we plan to grow capacity approximately 8%.

AIR GROUP

Alaska Air Group is a Delaware corporation incorporated in 1985 and the holding company of Alaska Airlines and Horizon Air. Although Alaska and Horizon both operate as airlines, their business plans, competition, and economic risks differ substantially. Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. Horizon Air Industries is a Washington corporation that first began service and was incorporated in 1981. Horizon was acquired by Air Group in 1986. Alaska operates a fleet of passenger jets (mainline) and contracts with Horizon, SkyWest Airlines, Inc. (SkyWest) and Peninsula Airways, Inc. (PenAir) for regional capacity such that Alaska receives all passenger revenue from those flights. Horizon operates a fleet of turboprop aircraft and sells all of its capacity to Alaska pursuant to a capacity purchase arrangement. The majority of our revenues are generated by transporting passengers. The percentage of revenues by category is as follows:

	2015	2014	2013	2012	2011
Mainline passenger revenue	70%	70%	70%	71%	69%
Regional passenger revenue	15%	15%	16%	16%	17%
Other revenue	13%	13%	12%	11%	12%
Freight and Mail revenue	2%	2%	2%	2%	2%
Total	100%	100%	100%	100%	100%

We attempt to deploy aircraft into the network in ways that best optimize our revenues and profitability, and reduce our seasonality.

The percentage of our capacity by region is as follows:

	2015	2014	2013	2012	2011
West Coast	36%	36%	34%	35%	37%
Transcon/midcon	24%	22%	22%	19%	19%
Hawaii	18%	18%	19%	20%	16%
Alaska	15%	15%	16%	17%	18%
Mexico	6%	6%	7%	7%	9%
Canada	1%	3%	2%	2%	1%
Total	100%	100%	100%	100%	100%

MAINLINE

We offer extensive north/south service within the western U.S., Canada, Mexico, and Costa Rica, as well as passenger and dedicated cargo services to and within the state of Alaska. We also provide long-haul east/west service to Hawaii and cities in the mid-continental and eastern U.S., primarily from Seattle, where we have our largest concentration of departures; although we do offer long-haul departures from other cities as well.

In 2015, we carried 23 million revenue passengers in our mainline operations. At December 31, 2015, Alaska’s operating fleet consisted of 147 Boeing 737 jet aircraft, compared to 137 B737 aircraft as of December 31, 2014.

The percentage of mainline passenger capacity by region and average stage length is presented below:

	2015	2014	2013	2012	2011
West Coast	31%	31%	28%	29%	31%
Transcon/midcon	27%	25%	25%	22%	21%
Hawaii	20%	20%	21%	22%	18%
Alaska	16%	16%	18%	18%	20%
Mexico	6%	7%	7%	8%	8%
Canada	—%	1%	1%	1%	2%
Total	100%	100%	100%	100%	100%

Average Stage Length	1,195	1,182	1,177	1,161	1,114

REGIONAL

Our regional operations consist of flights operated by Horizon, SkyWest and PenAir. In 2015, our regional operations carried approximately 9 million revenue passengers, primarily in the states of Washington, Oregon, Idaho and California. Horizon is the largest regional airline in the Pacific Northwest and carries about 85% of Air Group's regional revenue passengers.

Based on 2015 passenger enplanements on regional aircraft, our leading airports are Seattle and Portland. At December 31, 2015, Horizon’s operating fleet consisted of 52 Bombardier Q400 turboprop aircraft. Horizon flights are listed under Alaska's designator code in airline reservation systems, and in customer-facing locations. The regional fleet operated by SkyWest consisted of eight CRJ 700 aircraft and five E175 aircraft.

The percentage of regional passenger capacity by region and average stage length is presented below:

	2015	2014	2013	2012	2011
West Coast	62%	66%	66%	68%	68%
Pacific Northwest	19%	19%	21%	20%	19%
Canada	7%	8%	9%	9%	9%
Alaska	5%	4%	2%	2%	2%
Midcon	6%	2%	1%	—%	—%
Mexico	1%	1%	1%	1%	2%
Total	100%	100%	100%	100%	100%

Average Stage Length	348	339	329	332	329

MILEAGE PLAN

The Alaska Airlines Mileage Plan™ program provides a comprehensive suite of frequent flier benefits. Miles can be earned by flying on Alaska or on one of our 16 airline partners, or by using the Alaska Airlines Visa Signature card, or through other non-airline partners. Our extensive list of airline partners includes carriers associated with two of the three major global alliances (Oneworld and SkyTeam), making it easier for our members to earn miles and reach preferred status in our Mileage Plan™, and have access to a large network of travel destinations. Further, members can receive 25,000 bonus miles (30,000 beginning in the Spring of 2016) upon signing up for the Alaska Airlines Visa Signature card and earn triple miles on purchases made on Alaska Airlines flights or on alaskaair.com. Alaska Airlines Visa Signature cardholders also receive an annual companion ticket that allows members to purchase an additional ticket for $99 plus taxes, with no restrictions or black-out dates, and a free first checked bag for all parties in the same itinerary. Earned miles can be redeemed for flights on Alaska Airlines or on any of our partner airlines, or for upgrades to First Class on Alaska Airlines for as low as 15,000 miles. All of these benefits give our Mileage Plan™ members more value for their travel on Alaska Airlines, which led to our Mileage Plan™ receiving the highest ranking by frequent fliers in the first-ever J.D. Power Airline Loyalty/Rewards Program Satisfaction Report in 2014 and again in 2015.

Mileage Plan™ revenues represent approximately 11% of Air Group's total revenues. Furthermore, our Mileage Plan™ helps drive more revenue by attaining new customers and building customer loyalty through the benefits that we provide. The Mileage Plan™ provides more value per dollar spent on the Alaska Airlines Visa Signature card, in comparison to other frequent flier programs in the industry. Summary of the benefits provided in comparison to some of our competitors are as follows:

	Alaska Airlines Signature Visa	Platinum Select AAdvantage	Gold Delta SkyMiles	United Mileage Plus Explorer	Southwest Rapid Rewards Premier

Bonus miles awarded	30,000 after spending $1,000 in 3 months*	30,000 after spending $1,000 in 3 months	30,000 after spending $1,000 in 3 months	30,000 after spending $1,000 in 3 months	50,000 after spending $2,000 in 3 months
Annual fee	$75	$95	$95	$95	$99
Miles for "on" spend	3x	2x	2x	2x	2x
Companion fare	Yes - annual companion fare purchased for $99 plus tax.	No	No	No	No
First bag free	Yes	Yes	Yes	Yes	No bag fees
*Expected launch of 30,000 bonus miles in May 2016. Currently, bonus miles are 25,000.

AGREEMENTS WITH OTHER AIRLINES

Our agreements fall into three different categories: Frequent Flier, Codeshare, and Interline agreements. Frequent Flier agreements offer mileage credits and redemptions for our Mileage Plan™ members. Alaska offers one of the most comprehensive frequent flier programs for our Mileage Plan™ members through our frequent flier partnerships with 16 domestic and international carriers.

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

The comprehensive summary of alliances with other airlines is as follows:

	Frequent Flier Agreement	Codeshare — Alaska Flight # on Flights Operated by Other Airline	Codeshare — Other Airline Flight # on Flights Operated by Alaska / Horizon / SkyWest
Major U.S. or International Airlines
Aeromexico	Yes	No	Yes
American Airlines(a)	Yes	Yes	Yes
Air France	Yes	No	Yes
British Airways	Yes	No	No
Cathay Pacific Airways	Yes	No	Yes
Delta Air Lines(a)	Yes	Yes	Yes
Emirates	Yes	No	Yes
Icelandair	Yes	No	Yes
Hainan Airlines	Yes	No	No
KLM	Yes	No	Yes
Korean Air	Yes	No	Yes
LAN S.A.	Yes	No	Yes
Fiji Airways(b)	Yes	No	Yes
Qantas	Yes	No	Yes
Regional Airlines
Rav'n Alaska	Yes	Yes	No
PenAir(b)	Yes	Yes	No

(a)	Alaska has codeshare agreements with American and Delta regional affiliate carriers as well.

(b)	These airlines do not have their own frequent flier program. However, Alaska’s Mileage Plan™ members can earn and redeem miles on these airlines’ route systems.

The following is the financial impact of our marketing alliances:

	2015	2014	2013	2012	2011
Air Group Marketed Revenues	90%	91%	90%	90%	89%

Codeshare Agreements:
American Airlines	4%	3%	2%	3%	3%
Delta Air Lines	2%	2%	4%	3%	4%
Others	1%	1%	1%	1%	1%

Interline Agreements:
Domestic Interline	2%	2%	2%	2%	2%
International Interline	1%	1%	1%	1%	1%
Total Operating Revenue	100%	100%	100%	100%	100%

OTHER REVENUE

Other revenue consists of freight and mail revenue, and ancillary revenue such as bag fees, change fees, on-board food and beverage, and Boardroom membership. Total other revenue, excluding Mileage Plan™ revenue, represents about 7% of our total revenues. In recent years, we have seen growth in our ancillary revenue as we expand services on-board such as Tom Douglas signature meals, in-flight entertainment, and Wi-Fi. Although we do charge bag fees, we offer a 20-minute bag guarantee so that we deliver value to our customers through fast, reliable service. In 2015, we added a free bag as a permanent feature of our affinity credit card. As we focus on ways to better serve our customers, we expect our ancillary revenues will continue to grow.

GENERAL

The airline industry is highly competitive, subject to various uncertainties, and has historically been characterized by low profit margins. Uncertainties include general economic conditions, volatile fuel prices, industry instability, new competition, a largely unionized work force, the need to finance large capital expenditures and the related availability of capital, government regulation, including taxes and fees, and potential aircraft incidents. Airlines have high fixed costs, primarily for wages, aircraft fuel, aircraft ownership, and facilities rents. Because expenses of a flight do not vary significantly based on the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. In other words, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our operating and financial results. Passenger demand and ticket prices are, to a large measure, influenced by the general state of the economy, current global economic and political events, and total available airline seat capacity.

In 2015, the airline industry reported record revenues and profits as the global economy continued to recover and oil prices declined significantly. As the industry strengthens, airlines are now making significant investments in airports, in new planes, and in new services to differentiate their customer service offering. Thus, the level of competition is expected to increase.

FUEL

Our business and financial results are highly affected by the price and, potentially, the availability of aircraft fuel. The cost of aircraft fuel is volatile and outside of our control, and it can have a significant and immediate impact on our operating results. Over the past five years, aircraft fuel expense ranged from 22% to 35% of operating expenses. Fuel prices are impacted by changes in both the price of crude oil and refining margins, and can vary by region in the U.S.

The average annual price of crude oil in the last five years has ranged from a low of $49 per barrel in 2015 from a high of $98 in 2013. For us, a $1 per barrel change in the price of oil equates to approximately $12 million of fuel cost annually. Said another way, a one-cent change in our fuel price per gallon will impact our expected annual fuel cost by approximately $5 million per year.

Refining margins, which represent the price of refining crude oil into aircraft fuel, are a smaller portion of the overall price of jet fuel, but also contributed to the price volatility in recent years. Average annual refining margin prices have fluctuated between $20 per barrel and $36 per barrel in the last five years, and averaged $20 in 2015.

Generally, West Coast jet fuel prices are somewhat higher and more volatile than prices in the Gulf Coast or on the East Coast. Our average raw fuel cost per gallon decreased 39% in 2015, decreased 6% in 2014, and 4% in 2013.

The percentages of our aircraft fuel expense by crude and refining margins, as well as the percentage of our aircraft fuel expense of operating expenses are as follows:

	2015	2014	2013	2012	2011
Crude oil	62%	72%	71%	65%	70%
Refining margins	26%	18%	19%	25%	24%
Other(a)	12%	10%	10%	10%	6%
Total	100%	100%	100%	100%	100%

Aircraft fuel expense	22%	32%	34%	35%	34%

(a)	Other includes gains and losses on settled fuel hedges, unrealized mark-to-market fuel hedge gains or losses, taxes and other into-plane costs.

We use crude oil call options as hedges to decrease our exposure to the volatility of jet fuel prices. Historically, we have had jet fuel refining margin swap contracts, but we discontinued the use of the refining margin swaps in the third quarter of 2014. Call options effectively cap our pricing for crude oil, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against spikes in crude oil prices, and during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Currently, we start hedging approximately 18 months in advance of crude oil consumption.

We believe that operating fuel-efficient aircraft is the best hedge against high fuel prices. Alaska operates an all-Boeing 737 fleet and Horizon operates an all-Bombardier Q400 turboprop fleet. Air Group's fuel-efficiency rate expressed in available seat miles flown per gallon (ASMs/g) improved from 74.4 ASMs/g in 2011 to 78.6 ASMs/g in 2015. These improvements have not only reduced our fuel consumption rate, but also the amount of greenhouse gases and other pollutants that our operations emit.

COMPETITION

Competition in the airline industry is intense and unpredictable. Our competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. We compete with other domestic airlines, and a limited number of international airlines, on nearly all of our scheduled routes. Our largest competitor is Delta Air Lines, who has significantly increased their capacity in Seattle over the past two years. Approximately 60% of our capacity to and from Seattle competes with Delta. Based on schedules filed with the U.S. Department of Transportation, we expect the amount of competitive capacity overlap with all carriers to increase more than 13% in the first half of 2016, weighted based on our network.

We believe that the following principal competitive factors are important to our customers:

•	Safety record

•	Customer service and reputation

We compete with other airlines in areas of customer service such as on-time performance, passenger amenities - including first class seating, quality of on-board products, aircraft type, and comfort. In 2015, Alaska Airlines ranked “Highest in Customer Satisfaction among Traditional Network Carriers” by J.D. Power and Associates for the eighth year in a row. All of our 2015 mainline aircraft deliveries included the Boeing Sky Interior, our Alaska Beyond™ in-flight experience, which features our streaming in-flight entertainment, gourmet food designed by Tom Douglas, and comfortable seats with additional space and power as part of our exceptional, above and beyond flight experience. In 2015, we introduced Preferred Plus seating and Boeing's new Space BinsTM. Preferred Plus gives customers the option to upgrade to bulkhead and exit row seats at check-in for a nominal fee and includes early boarding and a free cocktail. Space BinsTM provide space for up to 50% more carry-on bags on board our aircraft, providing a more hassle-free boarding experience for our passengers. In 2016, we will be launching a Premium Class of service on our airplanes that will provide extra legroom, early boarding, premium snacks and complimentary alcoholic beverages.

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

Domestic airline capacity is dominated by four large carriers, representing approximately 85% of total seats. Accordingly, if these carriers discount their fares or enter into our core markets, we must match those fares in order to maintain our load factors, often resulting in year-over-year decreases in our yields. We will defend our core markets vigorously and, if necessary, redeploy capacity to better match supply with demand. We believe the restructuring we've completed over the past decade has decreased our costs, enabling us to offer competitive fares while still earning appropriate returns for our shareholders.

•	Routes served, flight schedules, codesharing and interline relationships, and frequent flier programs

We also compete with other airlines based on markets served, the frequency of service to those markets, and frequent flier opportunities. Some airlines have more extensive route structures than we do, and they offer significantly more international routes. In order to expand opportunities for our customers, we enter into codesharing and interline relationships with other airlines that provide reciprocal frequent flier mileage credit and redemption privileges. These relationships allow us to offer our customers access to more destinations than we can on our own, gain exposure in markets we don't serve and allow our customers more opportunities to earn and redeem frequent flier miles. Our Mileage Plan™ offers one of the most comprehensive benefits to our members with the ability to earn and redeem miles on 16 of our partner carriers.

In addition to domestic or foreign airlines that we compete with on most of our routes, we compete with ground transportation in our short-haul markets.  Both carriers, to some extent, also compete with technology such as video conferencing and internet-based meeting tools that have changed the need for, or frequency of face-to-face business meetings.

TICKET DISTRIBUTION

Our tickets are distributed through three primary channels:

•
Alaskaair.com: It is less expensive for us to sell through this direct channel and, as a result, we continue to take steps to drive more business to our website. In addition, we believe this channel is preferable from a branding and customer-relationship standpoint in that we can establish ongoing communication with the customer and tailor offers accordingly.

•
Traditional and online travel agencies: Both traditional and online travel agencies typically use Global Distribution Systems (GDS) to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee that is charged to the airline. Many of our large corporate customers require us to use these agencies. Some of our competitors do not use this distribution channel and, as a result, have lower ticket distribution costs.

•	Reservation call centers: These call centers are located in Phoenix, AZ, Kent, WA, and Boise, ID. We generally charge a $15 fee for booking reservations through these call centers.

Our sales by channel are as follows:

	2015	2014	2013	2012	2011
Alaskaair.com	60%	57%	55%	54%	51%
Traditional agencies	23%	25%	27%	27%	28%
Online travel agencies	11%	12%	13%	13%	13%
Reservation call centers	6%	6%	5%	6%	8%
Total	100%	100%	100%	100%	100%

SEASONALITY AND OTHER FACTORS

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. Our profitability is generally lowest during the first and fourth quarters due principally to fewer departures and passengers. Profitability typically increases in the second quarter and then reaches its highest level during the third quarter as a result of vacation travel, including increased activity in the state of Alaska. However, we have taken steps over the past few years to better manage the seasonality of our operations by adding flights to leisure destinations, like Hawaii, and expanding to cities in the mid-continental and eastern U.S.

In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	general economic conditions and resulting changes in passenger demand,

•      changes in fuel costs,

•	pricing initiatives by us or our competitors,

•	increases in competition at our primary airports, and

•	increases or decreases in passenger and volume-driven variable costs.

Many of the markets we serve experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceling flights, and accommodating displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions, particularly in the state of Alaska and the Pacific Northwest, than some of our competitors, who may be better able to spread weather-related risks over larger route systems.

No material part of our business or that of our subsidiaries is dependent upon a single customer, or upon a few high-volume customers.

EMPLOYEES

Our business is labor intensive. As of December 31, 2015, we employed 15,143 (11,614 at Alaska and 3,529 at Horizon) active full-time and part-time employees. Wages and benefits, including variable incentive pay, represented approximately 41% of our total non-fuel operating expenses in both 2015 and 2014.

Most major airlines, including ours, have employee groups that are covered by collective bargaining agreements. Airlines with unionized work forces generally have higher labor costs than carriers without unionized work forces, and they may not have the ability to adjust labor costs downward quickly enough to respond to new competition or slowing demand. At December 31, 2015, labor unions represented 83% of Alaska’s and 44% of Horizon’s employees. Our relations with U.S. labor organizations are governed by the Railway Labor Act (RLA). Under this act, collective bargaining agreements do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in self-help.

Alaska’s union contracts at December 31, 2015 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association International (ALPA)	Pilots	1,697	Amendable 03/31/2018
Association of Flight Attendants (AFA)	Flight attendants	3,660	Amendable 12/17/2019
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	625	Amendable 7/19/2018
IAM	Clerical, office and passenger service	2,921	Amendable 1/1/2019
Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	665	Amendable 10/17/2016
Mexico Workers Association of Air Transport	Mexico airport personnel	85	Amendable 9/29/2016
Transport Workers Union of America (TWU)	Dispatchers	44	Amendable 3/24/2019

Horizon’s union contracts at December 31, 2015 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots (1)	643	Amendable 12/14/2018
AFA	Flight attendants (1)	596	Amendable 07/18/2018
IBT	Mechanics and related classifications	272	Amendable 12/16/2020
National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	42	Amendable 8/26/2018
Transportation Workers Union of America	Dispatchers	17	Amendable 2/14/2016
(1) Horizon pilots and flight attendants ratified new agreements subsequent to December 31, 2015. The Flight Attendant agreement now becomes amendable in July 2019 and the Pilot agreement becomes amendable in December 2024.

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and executive officers of Alaska and Horizon who have significant decision-making responsibilities, their positions and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
Bradley Tilden	Chairman, President and Chief Executive Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc. and Chief Executive Officer of Horizon Air Industries, Inc.	55	1994

Benito Minicucci	Executive Vice President/Operations and Chief Operating Officer of Alaska Airlines, Inc.	49	2004

Brandon Pedersen	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	49	2003

Andrew Harrison	Executive Vice President and Chief Commercial Officer of Alaska Airlines, Inc.	45	2008

David Campbell	President and Chief Operating Officer of Horizon Air Industries, Inc.	54	2014

Herman Wacker	Former Vice President of Legal and General Counsel of Alaska Air Group, Inc. and Alaska Airlines, Inc., and Chief Ethics and Compliance officer at Alaska Air Group, Inc.	67	2014

Kyle Levine	Vice President Legal and General Counsel of Alaska Air Group, Inc. and Alaska Airlines, Inc. and Chief Ethics and Compliance Officer of Alaska Air Group, Inc.	44	2016

Mr. Tilden joined Alaska Airlines in 1991, became Controller of Alaska Air Group and Alaska Airlines in 1994, Vice President/Finance in January 1999, Executive Vice President/Finance and Chief Financial Officer in January 2002, Executive Vice President/Finance and Planning in April 2007, and President of Alaska Airlines in December 2008. He leads Air Group’s Management Executive Committee and was elected to the Air Group Board in 2010. He was elected Chief Executive Officer of Alaska Air Group, Alaska Airlines and Horizon Air in May 2012, and became Chairman of the Board in January 2014.

Mr. Minicucci joined Alaska Airlines in 2004 as Staff Vice President of Maintenance and Engineering and was promoted to Vice President of Seattle Operations in June 2008. He was elected Executive Vice President/Operations and Chief Operating Officer of Alaska Airlines in December 2008. He is a member of Air Group’s Management Executive Committee.

Mr. Pedersen joined Alaska Airlines in 2003 as Staff Vice President/Finance and Controller of Alaska Air Group and Alaska Airlines and was elected Vice President/Finance and Controller for both entities in 2006. He was elected Chief Financial Officer of Alaska Air Group and Alaska Airlines in June 2010, and elected as Executive Vice President/Finance and Chief Financial Officer in 2014. He is a member of Air Group's Management Executive Committee.

Mr. Harrison joined Alaska Airlines in 2003 as the Managing Director of Internal Audit and was elected Vice President of Planning and Revenue Management in 2008. He was elected Senior Vice President of Planning and Revenue Management in 2014. He was elected Executive Vice President and Chief Commercial Officer in February 2015. He is a member of Air Group's Management Executive Committee.

Mr. Campbell joined Horizon Air in 2014 as President and Chief Operating Officer. Prior to joining Horizon Air, Mr. Campbell served more than 25 years in maintenance and flight operations. Most recently, he served as the vice president of maintenance and engineering at jetBlue Airways from January 2014 to August 2014, and prior to that, he served as vice president of safety and operational performance at American Airlines. He joined American in 1988 after serving for four years in the U.S. Air

Force and has overseen maintenance, quality, technical operations and safety. He is a member of Air Group's Management Executive Committee.

Mr. Wacker joined Alaska Airlines in 2007 as Managing Director of Labor & Employment Law and Associate General Counsel. Mr. Wacker was elected Vice President of Legal at Alaska Air Group from February 2014 to December 2015, and General Counsel from October 2014 to December 2015. He was also appointed Chief Ethics and Compliance Officer at Air Group from May 2014 to December 2015. He was a member of Air Group's Management Executive Committee until his retirement in December 2015.

Mr. Levine was elected Vice President Legal and General Counsel of Alaska Air Group and Alaska Airlines effective January 1, 2016 and is a member of Air Group’s Management Executive Committee. He joined Alaska Airlines in February 2006 as a Senior Attorney. At Alaska Airlines, he also served as Deputy General Counsel and Managing Director of Legal from February 2011 to January 2016, and as Associate General Counsel and Managing Director Commercial Law and General Litigation from July 2009 to February 2011. He was appointed Assistant Corporate Secretary of Air Group and Alaska Airlines in February 2015.

REGULATION

GENERAL

The airline industry is highly regulated, most notably by the federal government. The Department of Transportation (DOT), the Federal Aviation Administration (FAA) and the Transportation Security Administration (TSA) exercise significant regulatory authority over air carriers.

•
DOT: In order to provide passenger and cargo air transportation in the U.S., a domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. Certificates do not expire, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificates. While airlines are permitted to establish their own fares without governmental regulation, the DOT has jurisdiction over the approval of international codeshare agreements, marketing alliance agreements between major domestic carriers, international and some domestic route authorities, Essential Air Service market subsidies, carrier liability for personal or property damage, and certain airport rates and charges disputes. International treaties may also contain restrictions or requirements for flying outside of the U.S. and impose different carrier liability limits than those applicable to domestic flights. The DOT has been active in implementing a variety of “consumer protection” regulations, covering subjects such as advertising, passenger communications, denied boarding compensation and tarmac delay response. Airlines are subject to enforcement actions that are brought by the DOT from time to time for alleged violations of consumer protection and other economic regulations. We are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

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

INSURANCE

We carry insurance of types customary in the airline industry and in amounts deemed adequate to protect our interests and property and to comply both with federal regulations and certain credit and lease agreements.  The insurance policies principally provide coverage for Airline Hull, Spares and Comprehensive Legal Liability Insurance, War and Allied Perils, and Workers’ Compensation. In addition, we currently carry a Cyber Liability policy in the event of security breaches from malicious parties.

We believe that our emphasis on safety and our state-of-the-art flight deck safety technology help to control the cost of our insurance.

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

An accident or incident involving one of our aircraft or an aircraft operated by one of our codeshare partners or CPA carriers could involve a significant loss of life and result in a loss of confidence in our airlines by the flying public and/or aviation authorities. We could experience significant claims from injured passengers, by-standers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. We maintain liability insurance in amounts and of the type generally consistent with industry practice, as do our codeshare partners and CPA carriers. However, the amount of such coverage may not be adequate to fully cover all claims and we may be forced to bear substantial economic losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve one of our aircraft, could cause a public perception that our airlines or the aircraft we or our partners fly are less safe or reliable than other transportation alternatives, which would harm our business.

Our operations are often affected by factors beyond our control, including delays, cancellations, and other conditions, which could harm our business, financial condition and results of operations.

Like other airlines, our operations often are affected by delays, cancellations and other conditions caused by factors largely beyond our control.

Other conditions that might impact our operations include:

•	lack of operational approval (e.g. new routes, aircraft deliveries, etc.);

•	congestion and/or space constraints at airports or air traffic control problems;

•	adverse weather conditions;

•	increased security measures or breaches in security;

•	contagious illness and fear of contagion;

•	changes in international treaties concerning air rights;

•	international or domestic conflicts or terrorist activity; and

•	other changes in business conditions.

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

Similarly, there are a number of legislative and regulatory initiatives and reforms at the federal, state, and local level, including increasingly stringent laws protecting the environment, minimum wage requirements, and health care mandates that could affect our relationship with our workforce and the vendors that serve our airlines, and cause our expenses to increase without an ability to pass through these costs.

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

Terrorist attacks, the fear of such attacks or other hostilities involving the U.S. could have a significant negative effect on the airline industry, including us, and could:

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

The U.S. airline industry is characterized by substantial price competition. In recent years, the market share held by low-cost carriers and so-called ultra low-cost carriers has increased significantly and is expected to continue to increase. Airlines also compete for market share by increasing or decreasing their capacity, including route systems and the number of markets served. Several of our competitors have increased their capacity in markets we serve, particularly on the West Coast and in our Seattle hub, therefore increasing competition for those destinations. This increased competition in both domestic and international markets may have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

We continue to strive toward aggressive cost-reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while achieving acceptable profit margins and return on capital. If we are unable to reduce our costs over the long-term and achieve sustained targeted returns on invested capital, we will likely not be able to grow our business in the future or weather industry downturns and therefore our financial results may suffer.

The airline industry may undergo further restructuring, consolidation, or the creation or modification of alliances or joint ventures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We continue to face strong competition from other carriers due to restructuring, consolidation, and the creation and modification of alliances and joint ventures. Since deregulation, both the U.S. and international airline industries have experienced consolidation through a number of mergers and acquisitions. Carriers may also improve their competitive positions through airline alliances, slot swaps/acquisitions, and/or joint ventures. Certain airline joint ventures further competition by allowing airlines to coordinate routes, pool revenues and costs, and enjoy other mutual benefits, achieving many of the benefits of consolidation.

We depend on a few key markets to be successful.

Our strategy is to focus on serving a few key markets, including Seattle, Los Angeles, Anchorage, Portland, and Hawaii . A significant portion of our flights occur to and from our Seattle hub. In 2015, passengers to and from Seattle accounted for 61% of our total passengers.

We believe that concentrating our service offerings in this way allows us to maximize our investment in personnel, aircraft, and ground facilities, as well as to gain greater advantage from sales and marketing efforts in those regions. As a result, we remain highly dependent on our key markets. Our business could be harmed by any circumstances causing a reduction in demand for air transportation in our key markets. An increase in competition in our key markets could also cause us to reduce fares or take other competitive measures that if sustained could harm our business, financial condition and results of operations.

Economic uncertainty or another recession would likely impact demand for our product and could harm our financial condition and results of operations.

The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. We are also highly dependent on U.S. consumer confidence and the health of the U.S. economy. Unfavorable U.S. economic conditions have historically driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and shorthaul travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forgo air travel by using communication alternatives such as videoconferencing or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions also hamper the ability of airlines to raise fares to counteract increased fuel, labor, and other costs. Unfavorable or even uncertain economic conditions could negatively affect our financial condition and results of operations.

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

We depend on automated systems to operate our business, including our airline reservation system, our telecommunication systems, our website, our maintenance systems, our check-in kiosks, mobile devices and other systems. Substantially all of our tickets are issued to passengers as electronic tickets and the majority of our customers check in using our website or our airport kiosks. We depend on our reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, we must continue to invest in new technology to ensure that our website, reservation system, and check-in systems are able to accommodate a high volume of traffic, maintain secure information, and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures or service disruptions could reduce the attractiveness of our services and cause our customers to do business with another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch, and other operational needs. In 2016, we expect to migrate to a new crew management system. We also plan to move our primary data center location. Disruptions, failed migration, untimely recovery, or a breach of these systems or the data center could result in the loss of important data, an increase of our expenses, an impact on our operational performance, or a possible temporary cessation of our operations.

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

Fuel costs constitute a significant portion of our total operating expenses Future increases in the price of jet fuel may harm our business, financial condition and results of operations, unless we are able to increase fares and fees, or add additional ancillary services to attempt to recover increasing fuel costs.

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

As of December 31, 2015, the average age of our NextGen aircraft (B737-800, -900, -900ERs) was approximately 6.4 years, and the average age of our Q400 aircraft was approximately 9 years. Our relatively new aircraft require less maintenance now than they will in the future. Any significant increase in maintenance expenses could have a material adverse effect on our results of operations.

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

Labor costs are a significant component of our total expenses. Each of our represented employee groups has a separate collective bargaining agreement, and could make demands that would increase our operating expenses and adversely affect our financial performance if we agree to them. The same result could apply if we experience a significant increase in vendor labor costs, including wage rate increases, that ultimately flow through to us.

As of December 31, 2015, labor unions represented approximately 83% of Alaska’s and 44% of Horizon’s employees. Although we have been successful in maturing communications, negotiating approaches, and other strategies to enhance workforce engagement in the Company's long-term vision, future uncertainty around open contracts could be a distraction, affecting employee focus in our business and diverting management’s attention from other projects and issues.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES
AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2015:

Aircraft Type	Seats	Owned	Leased	Total	Average Age in Years
B737 Freighters & Combis	0/72	6	—	6	22.2
B737-400/700	144/124	17	17	34	17.7
B737-800/900/900ER	163/181/181	97	10	107	6.4
Total Mainline Fleet		120	27	147	9.7
Q400	76	37	15	52	9.0
E175	76	—	5	5	0.5
CRJ-700(a)	70	2	6	8	13.3
Total Regional Fleet		39	26	65	8.9
Total		159	53	212	9.5

(a)	In addition to the CRJ-700s in our operating fleet, we have eight leased CRJ-700s currently subleased to a third party operated for other carriers.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations" discusses future orders and options for additional aircraft.

70 of our owned aircraft secure long-term debt arrangements or collateralize our revolving credit facility.  See further discussion in “Liquidity and Capital Resources."

Alaska’s leased B737 aircraft have lease expiration dates between 2016 and 2023. Horizon’s leased Q400 aircraft have expiration dates in 2018. The leases on the six CRJ-700 aircraft have expiration dates between 2018 and 2020, and the leased E175 aircraft are through our capacity purchase arrangement with SkyWest.  Alaska and Horizon have the option to extend most of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft.

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

We lease ticket counters, gates, cargo and baggage space, ground equipment, office space, and other support areas at the majority of the airports we serve. We also lease operations, training, and aircraft maintenance facilities in Portland and Spokane, as well as line maintenance stations in Boise, Bellingham, Eugene, San Jose, Medford, Redmond, Seattle, and Spokane. Further, we lease call center facilities in Phoenix and Boise.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2015, there were 128,442,099 shares of common stock of Alaska Air Group, Inc. issued and 125,175,325 shares outstanding and 2,348 shareholders of record. In 2015, we paid quarterly dividends of $0.200 per share in March, June, September, and December. Our common stock is listed on the New York Stock Exchange (symbol: ALK). The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange:

	2015		2014
	High	Low	High	Low
First Quarter	$70.83	$57.73	$46.97	$36.28
Second Quarter	68.68	58.15	50.47	43.92
Third Quarter	82.75	62.59	50.10	41.85
Fourth Quarter	87.16	73.00	60.93	40.70

SALES OF NON-REGISTERED SECURITIES

None

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
October 1, 2015 - October 2, 2015 (a)	41,246	$78.83	41,246
October 3, 2015 – October 31, 2015 (b)	531,609	$76.69	531,609
November 1, 2015 – November 30, 2015 (b)	484,454	78.16	484,454
December 1, 2015 – December 31, 2015 (b)	501,214	82.44	501,214
Total	1,558,523	$79.10	1,558,523	$880
(a) Purchased pursuant to the completed $650 million repurchase program authorized by the Board of Directors in May 2014.
(b) Purchased pursuant to the $1 billion repurchase plan authorized by the Board of Directors in August 2015.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2010 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2010.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

	2015		2014		2013		2012		2011
CONSOLIDATED OPERATING RESULTS (audited)
Year Ended December 31 (in millions, except per-share amounts):
Operating Revenues(a)	$5,598		$5,368		$5,156		$4,657		$4,318
Operating Expenses	4,300		4,406		4,318		4,125		3,869
Operating Income	1,298		962		838		532		449
Nonoperating income (expense), net of interest capitalized(b)	14		13		(22)		(18)		(55)
Income before income tax	1,312		975		816		514		394
Net Income	$848		$605		$508		$316		$245
Average basic shares outstanding	128.373		135.445		139.910		141.416		143.510
Average diluted shares outstanding	129.372		136.801		141.878		143.568		146.842
Basic earnings per share	$6.61		$4.47		$3.63		$2.23		$1.71
Diluted earnings per share	$6.56		$4.42		$3.58		$2.20		$1.66
Cash dividends declared per share	$0.80		0.50		0.20		—		—
CONSOLIDATED FINANCIAL POSITION (audited)
At End of Period (in millions):
Total assets	$6,533		$6,064		$5,725		$5,357		$5,061
Long-term debt, including current portion	$686		$803		$871		$1,032		$1,307
Shareholders' equity	$2,411		$2,127		$2,029		$1,421		$1,174
OPERATING STATISTICS (unaudited)
Consolidated:(c)
Revenue passengers (000)	31,883		29,278		27,414		25,896		24,790
Revenue passenger miles (RPM) (000,000) "traffic"	33,578		30,718		28,833		27,007		25,032
Available seat miles (ASM) (000,000) "capacity"	39,914		36,078		33,672		31,428		29,627
Load factor	84.1%		85.1%		85.6%		85.9%		84.5%
Yield	14.27	¢	14.91	¢	14.80	¢	14.92	¢	14.81	¢
Passenger revenues per ASM (PRASM)	12.01	¢	12.69	¢	12.67	¢	12.82	¢	12.51	¢
Operating revenues per ASM (RASM)(d)	14.03	¢	14.88	¢	14.74	¢	14.82	¢	14.57	¢
Operating expenses per ASM, excluding fuel and noted items (CASMex)(d)	8.30	¢	8.36	¢	8.47	¢	8.48	¢	8.55	¢
Mainline:
Revenue passengers (000)	22,869		20,972		19,737		18,526		17,810
RPMs (000,000) "traffic"	30,340		27,778		26,172		24,417		22,586
ASMs (000,000) "capacity"	35,912		32,430		30,411		28,180		26,517
Load factor	84.5%		85.7%		86.1%		86.6%		85.2%
Yield	12.98	¢	13.58	¢	13.33	¢	13.45	¢	13.26	¢
PRASM	10.97	¢	11.64	¢	11.48	¢	11.65	¢	11.29	¢
CASMex(d)	7.39	¢	7.45	¢	7.54	¢	7.56	¢	7.60	¢
Regional:
Revenue passengers (000)	9,015		8,306		7,677		7,371		6,980
RPMs (000,000) "traffic"	3,238		2,940		2,661		2,590		2,446
ASMs (000,000) "capacity"	4,002		3,648		3,261		3,247		3,110
Load factor	80.9%		80.6%		81.6%		79.8%		78.6%
Yield	26.37	¢	27.40	¢	29.20	¢	28.81	¢	29.13	¢
PRASM	21.34	¢	22.08	¢	23.83	¢	22.98	¢	22.94	¢

(a)	In the third quarter of 2013, the Company adopted Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13).

(b)	Capitalized interest was $34 million, $20 million, $21 million, $18 million, and $12 million for 2015, 2014, 2013, 2012, and 2011, respectively.

(c)	Includes flights under Capacity Purchase Agreements operated by SkyWest and PenAir.

(d)	See reconciliation of RASM and CASMex to the most directly related GAAP measure in the "Results of Operations" section.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•	Year in Review—highlights from 2015 outlining some of the major events that happened during the year and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three years presented in our consolidated financial statements. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of 2016.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, sources and uses of cash, contractual obligations, and commitments and off-balance sheet arrangements.

•	Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

YEAR IN REVIEW

The Company had a record year in nearly every respect. We posted our 12th consecutive annual profit on an adjusted basis, which is a testament to the hard work of our 15,000 employees and the successful execution of our strategic initiatives. Our 2015 consolidated pretax income was a record $1.3 billion, a significant increase over the $975 million in 2014. The $337 million improvement was driven by an increase of $230 million in revenues and a substantial decrease of $464 million in our fuel expense. Partially offsetting these benefits was an increase in operating expenses, excluding fuel and special items, of $296 million, or 10%, to support the increased capacity of 11%. We recorded $32 million of special charges in the current year related to a non-cash pension expense associated with the buyout of the obligation for certain terminated, vested plan participants, and a litigation-related matter.

The growth in revenues of $230 million was driven by the growth in our business. We launched 20 new markets in 2015, including 10 new cities such as Charleston, Nashville, Raleigh-Durham, Milwaukee as well as San Jose and Liberia in Costa Rica. We now have over 1,000 departures daily across our network on peak days - a significant milestone for our airlines. We are providing more utility than ever before in our primary hub of Seattle, giving our customers substantially more non-stop destinations out of Seattle than any other carrier. The significant decline in fuel expense this year was driven by declines in fuel prices, while the increase in non-fuel operating expenses are primarily growth-related increases as we increased our capacity 11%.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of Non-GAAP measures to the most directly comparable GAAP measure.

Accomplishments and Highlights

Financial highlights from 2015 include:

•
Reported record full-year net income, excluding special items, of $842 million, a 47% increase over 2014. Adjusted diluted earnings per share of $6.51 was a 56.0% increase compared to 2014. See reconciliation of these non-GAAP measures to comparable GAAP figures in Results of Operations.

•
Announced a 38% increase in the quarterly dividend, from $0.20 per share to $0.275 per share in January 2016. This is the third time the company has raised the dividend since initiating the quarterly dividend in July 2013, with a cumulative increase of 175% since that time.

•	Paid $0.20 per-share quarterly cash dividend in the fourth quarter, bringing total dividend payments in 2015 to $102 million.

•
Repurchased 7,208,328 shares of common stock for an average price of $70 during 2015 for $505 million, or approximately 6% of market capitalization at the beginning of 2015. Since 2007, Air Group has used $1.3 billion to repurchase 56 million shares at an average price of $23.66, representing about 35% of the Company's outstanding shares on December 31, 2006.

•
Generated nearly $1.6 billion of operating cash flow and $753 million of free cash flow in 2015. Since the beginning of 2010 Air Group has generated $5.6 billion of operating cash flow, and $2.6 billion of free cash flow.

•	Grew passenger revenues by 6% compared to the fourth quarter of 2014, and by 5% compared to full-year 2014.

•
Reached a new long term agreement with Bank of America for the Alaska Airlines Visa credit card. The new agreement adds customer benefits, such as no foreign transaction fees, and is expected to generate an incremental $60 million of revenue in 2016.

•	Generated record full-year adjusted pretax margin of 24.0% in 2015, compared to 17.2% in 2014.

•	Achieved return on invested capital of 25.2% in 2015, compared to 18.6% in 2014.

•	Lowered adjusted debt-to-total capitalization ratio to 27% as of December 31, 2015. Air Group currently has no net debt.

•	Lowered consolidated unit costs excluding fuel and special items for the sixth consecutive year, to the lowest level ever. Mainline unit costs excluding fuel have declined 13 of the last 14 years.

•	Held $1.3 billion in unrestricted cash and marketable securities as of December 31, 2015.

2015 Accomplishments and Highlights:
Recognition and Awards

•	Ranked the best airline in the U.S. by The Wall Street Journal's "Middle Seat" scorecard for three consecutive years.

•	Ranked "Highest in Customer Satisfaction Among Traditional Network Carriers" by J.D. Power and Associates for the eighth year in a row.

•	Ranked highest by frequent fliers in the J.D. Power Airline Loyalty/Rewards Program Satisfaction Report for the second year in a row.

•	Rated the #1 Airline Rewards Program by U.S. News and World Report.

•	Named the "Airline Market Leader" by Air Transport World, becoming the only U.S. airline honored by the magazine in its 2016 Industry Achievement Awards.

•	Named No. 1 on-time carrier in North America for the sixth year in a row by FlightStats in January 2016.

•	Named Top Performing Airline among mid-sized carriers worldwide by Aviation Week magazine.

•	Ranked as the most fuel efficient airline for U.S. airlines by the International Council on Clean Transportation for the fifth year in a row.

•	Awarded Fast Travel Platinum status from the International Air Transport Association, which is awarded to airlines offering four or more Fast Travel options to at least 80% of their passengers.

•	Ranked as a top 100 of America's Best Employers by Forbes Magazine.

•	Ranked first in the Leadership 500 Excellence Awards, recognizing the success of Alaska's Gear Up leadership training.
Our People

•
Awarded a record $120 million in incentive pay to employees for 2015, or more than one month's pay for most employees. Over the last five years, employees have earned more than $500 million in incentive pay, averaging 8.6% of annual pay.

•
Reached new long-term agreements with Horizon's pilots and flight attendants on contracts that will position Horizon for future growth. These contracts were ratified in January 2016 subsequent to year end. The flight attendant agreement becomes amendable in 2019 and the pilot agreement becomes amendable in 2024. Each contract includes a signing bonus upon ratification, which is expected to be approximately $3.5 million, in aggregate, in the first quarter of 2016.

•	Signed a four-year agreement with Alaska Airline's dispatchers in December 2015.

•	Completed "Gear Up 2" for over 1,200 leaders at Alaska and Horizon - a continuation of our award-winning leadership training workshop.

•	Delivered our "Beyond Service" customer service training to nearly 9,000 customer-facing employees.

•	Received a perfect score of 100% for workplace equality on the 2016 Corporate Equality Index (CEI).
Our Customers and Product

•
Launched Preferred Plus Seating, providing customers the ability to select bulkhead and exit-row seating 24 hours in advance of the flight. Preferred Plus Seating also includes priority boarding and complimentary beer, wine or cocktail.

•	Announced plans to introduce Premium Class seating in 2016, which will provide customers greater leg room, early boarding, and premium on-board amenities, among other things.

•	Became the launch customer of Boeing's new, innovative, high-capacity 737 Space Bins, which will increase bag capacity in the cabin by 50%.

•	Added a free first checked bag as a permanent feature of the Alaska Airlines Visa Signature affinity credit card.

•	Added 11 Boeing 737-900ERs and one Bombardier Q400 aircraft to the operating fleet in 2015.

•
Added five Embraer 175 (E175) regional jets in 2015, and committed for future positions to grow the number of E175s to 23 by the end of 2017, including E175s that will replace the eight CRJ700 regional jets operating in our regional network. Furthermore, we may order an additional 30 regional jets with deliveries starting in 2017 that will likely be operated by Horizon.

•	Added 20 new markets and 10 new cities to our growing network in 2015.

•	Increased fuel efficiency (as measured by seat-miles per gallon) by 2.2% over 2014.
Our Communities

•
Donated nearly $12 million to support local communities, including job training for workers at the Seattle-Tacoma airport, STEM-focused education programs at Seattle's Museum of Flight, the Alaska Native Science and Engineering Program, and Seattle's bicycle sharing program.

•
Announced a 10-year sponsorship agreement with the University of Washington which includes, among other things, exclusive naming rights for Alaska Airlines Field at Husky Stadium and Alaska Airlines Arena.

Capital Allocation

In 2015, we repurchased 7,208,328 shares of our common stock for $505 million under the share repurchase programs authorized by our Board of Directors. Since 2007, we have repurchased 56 million shares of common stock under such programs for $1.3 billion for an average price of approximately $23.66 per share. In 2015, we increased our quarterly dividend 60% from $0.125 per share to $0.20 per share, and subsequent to December 31, 2015, we announced a 38% increase to $0.275 per share. Overall, we returned $607 million to shareholders during 2015 and expect to exceed that amount in 2016.

Outlook

Our primary focus every year is to run a safe, compliant and reliable operation at our airlines.  In addition to our primary objective, we remain focused on providing a hassle-free experience for our customers, and building a compelling brand to support growing our network. We recently enhanced our affinity credit card product offering, and in 2016 we are introducing a new premium class of service on our airplanes. Our refreshed brand and bold new brand expressions will roll out throughout our major airports and on our airplanes in 2016 as well.

Similar to the past several years, we expect to continue our growth plans over the next year. Currently, we expect to grow our system-wide capacity by approximately 8% in 2016, compared to 10.6% in 2015. Over the past few years, we have seen competitive capacity increase significantly in our markets, especially in our hometown of Seattle. We expect to see even more competitive capacity in 2016. Current schedules indicate competitive capacity will be 13% higher in the first quarter and 14% higher in the second quarter of 2016. We believe that our product, our operation, our engaged employees and award-winning service, combined with our strong balance sheet give us the ability to compete vigorously in our markets. Because of our strong financial position, low costs, and high number of unencumbered aircraft, we have an ability to flex our fleet to meet demands and allocate capacity in the markets that meet our return objectives.

With our growth plans and the expectation for lower non-fuel unit costs and steady fuel costs for 2016, we believe our financial performance will continue to be strong.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of mark-to-market gains or losses or other individual revenues or expenses is useful information to investors because:

•
By eliminating fuel expense and certain special items from our unit metrics, we believe that we have better visibility into the results of operations and our non-fuel cost-reduction initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can result in a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•
2013 Operating revenue per ASM (RASM) excludes a favorable, one-time, non-cash Special mileage plan revenue item of $192 million primarily related to our modified affinity card agreement with Bank of America, executed in July 2013. In accordance with accounting standards, we recorded this item in the third quarter of 2013, and it reflects a non-cash adjustment of the value of miles outstanding in the program. We believe it is appropriate to exclude this special revenue item from recurring revenues from operations.

•
Cost per ASM (CASM) excluding fuel and certain special items is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance.

•
Adjusted income before income tax and CASM excluding fuel (and other items as specified in our plan documents) are important metrics for the employee incentive plan that covers all Air Group employees.

•
CASM excluding fuel and certain special items is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airlines to others in the industry. The measure is also the subject of frequent questions from investors.

•
Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items, such as mark-to-market hedging adjustments, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

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

2015 COMPARED WITH 2014

Our consolidated net income for 2015 was $848 million, or $6.56 per diluted share, compared to net income of $605 million, or $4.42 per diluted share, in 2014.

Excluding the impact of mark-to-market fuel hedge adjustments, and special items, our adjusted consolidated net income for 2015 was $842 million, or $6.51 per diluted share, compared to an adjusted consolidated net income of $571 million, or $4.18 per share, in 2014.

	Twelve Months Ended December 31,
	2015		2014
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$848	$6.56	$605	$4.42
Mark-to-market fuel hedge adjustments, net of tax	—	—	(15)	(0.11)
Special items, net of tax	20	0.15	(19)	(0.13)
Special income tax benefit	(26)	(0.20)	—	—
Non-GAAP adjusted income and per-share amounts	$842	$6.51	$571	$4.18

Our operating costs per ASM (CASM) are summarized below:

	Twelve Months Ended December 31,
	2015		2014		% Change
Consolidated:
Total operating expenses per ASM (CASM)	10.77	¢	12.21	¢	(11.8)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.39		3.93		(39.2)
Special items	0.08		(0.08)		NM
CASM, excluding fuel and fleet transition costs	8.30	¢	8.36	¢	(0.7)

Mainline:
Total mainline operating expenses per ASM (CASM)	9.77	¢	11.15	¢	(12.4)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.29		3.79		(39.6)
Special items	0.09		(0.09)		NM
CASM, excluding fuel	7.39	¢	7.45	¢	(0.8)
NM - Not meaningful

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure performance. We often refer to unit revenues and adjusted unit costs, which is a non-GAAP measure.

	Twelve Months Ended December 31,
	2015	2014	Change	2013	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	31,883	29,278	8.9%	27,414	6.8%
RPMs (000,000) "traffic"	33,578	30,718	9.3%	28,833	6.5%
ASMs (000,000) "capacity"	39,914	36,078	10.6%	33,672	7.1%
Load factor	84.1%	85.1%	(1.0) pts	85.6%	(0.5) pts
Yield	14.27¢	14.91¢	(4.3)%	14.80¢	0.7%
PRASM	12.01¢	12.69¢	(5.4)%	12.67¢	0.2%
RASM(b)	14.03¢	14.88¢	(5.7)%	14.74¢	0.9%
CASM excluding fuel and fleet transition costs(b)	8.30¢	8.36¢	(0.7)%	8.47¢	(1.3)%
Economic fuel cost per gallon(b)	$1.88	$3.08	(39.0)%	$3.30	(6.7)%
Fuel gallons (000,000)	508	469	8.3%	447	4.9%
ASM's per gallon	78.6	76.9	2.2%	75.3	2.1%
Average number of full-time equivalent employees (FTEs)	13,858	12,739	8.8%	12,163	4.7%

Mainline Operating Statistics:
Revenue passengers (000)	22,869	20,972	9.0%	19,737	6.3%
RPMs (000,000) "traffic"	30,340	27,778	9.2%	26,172	6.1%
ASMs (000,000) "capacity"	35,912	32,430	10.7%	30,411	6.6%
Load factor	84.5%	85.7%	(1.2) pts	86.1%	(0.4) pts
Yield	12.98¢	13.58¢	(4.4)%	13.33¢	1.9%
PRASM	10.97¢	11.64¢	(5.8)%	11.48¢	1.4%
CASM excluding fuel(b)	7.39¢	7.45¢	(0.8)%	7.54¢	(1.2)%
Economic fuel cost per gallon(b)	$1.87	$3.07	(39.1)%	$3.30	(7.0)%
Fuel gallons (000,000)	439	407	7.9%	393	3.6%
ASM's per gallon	81.8	79.7	2.6%	77.4	3.0%
Average number of FTE's	10,750	9,910	8.5%	9,493	4.4%
Aircraft utilization	10.8	10.5	2.9%	10.6	(0.9)%
Average aircraft stage length	1,195	1,182	1.1%	1,177	0.4%
Mainline operating fleet at period-end	147 a/c	137 a/c	10 a/c	131 a/c	6 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	9,015	8,306	8.5%	7,677	8.2%
RPMs (000,000) "traffic"	3,238	2,940	10.1%	2,661	10.5%
ASMs (000,000) "capacity"	4,002	3,648	9.7%	3,261	11.9%
Load factor	80.9%	80.6%	0.3 pts	81.6%	(1.0) pts
Yield	26.37¢	27.40¢	(3.8)%	29.20¢	(6.2)%
PRASM	21.34¢	22.08¢	(3.4)%	23.83¢	(7.3)%

(a)	Except for FTEs, data includes information related to regional CPA flying with Horizon, SkyWest and PenAir.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to regional CPAs.

OPERATING REVENUES

Total operating revenues increased $230 million, or 4%, during 2015 compared to the same period in 2014.  The changes are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2015	2014	% Change
Passenger
Mainline	$3,939	$3,774	4
Regional	854	805	6
Total passenger revenue	$4,793	$4,579	5
Freight and mail	108	114	(5)
Other - net	697	675	3
Total operating revenues	$5,598	$5,368	4

Passenger Revenue – Mainline

Mainline passenger revenue for 2015 increased by 4% on a 10.7% increase in capacity, partially offset by a 5.8% decrease in PRASM compared to 2014. The increase in capacity was driven by new routes, larger aircraft added to our fleet, and increased utilization of our aircraft. The decrease in PRASM was driven by a 4.4% decrease in ticket yield, combined with a 1.2 point decrease in load factor compared to the prior year. The decline in ticket yield was primarily due to increased competitive capacity in the markets we serve, and our own growth. Furthermore, the significant decline in fuel prices has had an impact on lower ticket prices. The decline in load factor was also a result of increased capacity.

We expect competitive pressures on unit revenues to continue into 2016. However, we expect total passenger revenue will increase from 2015, although likely less than our growth rate in capacity.

Passenger Revenue – Regional

Regional passenger revenue increased by $49 million, or 6%, compared to 2014 due to a 9.7% increase in capacity, partially offset by a 3.4% decrease in PRASM compared to 2014. The increase in capacity is due to an increase in departures, and average aircraft stage length. The decrease in PRASM was due to a 3.8% decrease in ticket yield, partially offset by an increase in load factor of 0.3 points. The decline in yield was due to an increase in competitive capacity in our regional markets and our own growth as we strengthen our network utility in the Pacific Northwest.

We expect Regional passenger revenue to increase in 2016, primarily due to the annualization of new routes introduced in 2015, and additional regional routes scheduled to be added in 2016.

Other – Net

Other—net revenue increased $22 million, or 3%, from 2014, due to increases in Mileage Plan revenue and food and beverage sales, partially offset by lower bag fee revenues. Mileage Plan revenue increased $34 million or 12%, due to increased miles sold. Food and beverage sales were higher due to the 8.9% increase in passengers and selling more premium offerings, such as Tom Douglas signature meals. Bag fee revenue was lower due to promotions launched in January to offer a free first checked bag to our Mileage Plan members, and to all Alaska Airlines Signature Visa credit card holders beginning in February. This decline was partially offset by incremental revenue from our affinity card bank partner.

We expect our Other—net revenue to experience an increase at a pace higher than the expected increase in passengers in 2016, due primarily to the extended agreement with our affinity credit card bank partner effective January 1, 2016. We expect this agreement will result in an incremental $60 million of revenue in 2016.

OPERATING EXPENSES

Total operating expenses decreased $106 million, or 2%, compared to 2014, primarily as a result of lower fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,
(in millions)	2015	2014	% Change
Fuel expense	$954	$1,418	(33)
Non-fuel expenses	3,314	3,018	10
Special items	32	(30)	NM
Total Operating Expenses	$4,300	$4,406	(2)
NM - Not Meaningful

Significant operating expense variances from 2014 are more fully described below.

Wages and Benefits

Wages and benefits increased during 2015 by $118 million, or 10%, compared to 2014. The primary components of wages and benefits are shown in the following table:

	Twelve Months Ended December 31,
(in millions)	2015	2014	% Change
Wages	$945	$862	10
Medical and other benefits	153	150	2
Defined contribution plans	60	53	13
Pension - Defined benefit plans	28	9	211
Payroll taxes	68	62	10
Total wages and benefits	$1,254	$1,136	10

Wages increased 10%, primarily due to an 8.8% increase in FTEs and the annualization of new labor contracts that included higher rates. The increase in FTEs was to support the growth in our business.

Defined contribution plans increased 13% due to increased contributions throughout all labor groups and an increased matched percentage as a part of recent labor contracts.

Pension expense increased $19 million, compared to the same period in the prior year. The increase is due to higher amortization of actuarial losses from previous years due primarily to a lower discount rate used to value the pension obligation at December 31, 2014.

We expect wages and benefits to be higher in 2016 compared to 2015 on a 4% to 5% increase in FTEs.

Variable Incentive Pay

Variable incentive pay expense increased to $120 million in 2015 from $116 million in 2014. The increase is due to actual results exceeding our targets for financial performance more so than in the prior year, coupled with a higher wage base.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio included in our consolidated statement of operations as the value of that portfolio increases and decreases. Aircraft fuel expense can be volatile, even between quarters, because it includes these gains or losses in the value of the underlying instrument as crude oil prices and refining margins increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S.  Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense decreased $464 million, or 33% compared to 2014. The elements of the change are illustrated in the following table:

	Twelve Months Ended December 31,
	2015		2014
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$935	$1.84	$1,400	$2.99
Losses on settled hedges	19	0.04	41	0.09
Consolidated economic fuel expense	$954	$1.88	$1,441	$3.08
Mark-to-market fuel hedge adjustments	—	—	(23)	(0.05)
GAAP fuel expense	$954	$1.88	$1,418	$3.03
Fuel gallons	508		469

Fuel gallons consumed increased 8.3% in line with the 10.6% increase in capacity, partially offset by a 2.2% improvement in fuel efficiency as measured by ASMs per gallon.

The raw fuel price per gallon decreased 38.5% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during 2015 was due to a decline in crude oil prices of 48% and a decrease in refining margins of 11%, when compared to the prior year.

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

Losses recognized for hedges that settled during the year were $19 million in 2015, compared to losses of $41 million in 2014. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement. The decrease in losses on settled hedges is primarily due to our increased use of "out of the money" call options as well as purchasing shorter-dated options, both of which reduce the premium cost we pay.

We currently expect our economic fuel price per gallon to be approximately 37% lower in the first quarter of 2016 than the first quarter of 2015 due to lower West Coast jet fuel prices and the decrease in premium costs related to our fuel hedge program. As both oil prices and refining margins are volatile, we are unable to forecast the full-year cost with any certainty.

Aircraft Maintenance

Aircraft maintenance costs increased by $24 million, or 10%, compared to the prior year. Maintenance costs increased due to more scheduled engine maintenance events that were more expensive due to replacing life-limited parts, and heavier airframe checks.

We expect aircraft maintenance to be 5% to 8% higher in 2016 primarily due to the timing of maintenance events as our fleet ages and from lease return costs as we return 13 B737-400 aircraft to lessors.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased $17 million, or 6%, primarily due to increased flying in 2015, as we increased capacity and entered new markets.

We expect landing fees and other rental expenses to increase in 2016 in line with the expected capacity growth and higher rates at the airports where we operate.

Contracted Services

Contracted services increased $18 million, or 9%, when compared to 2014. The increase is primarily due to increased flying at stations where we use vendors to assist us with passenger and ramp handling.

We expect contracted services to be higher in 2016 due to higher rates and volumes as we continue to expand into new markets utilizing vendor services.

Selling Expenses

Selling expenses increased by $12 million, or 6%, compared to 2014, mostly due to increased promotional and advertising activities in Seattle and increased credit card commissions due to higher revenue.

We expect selling expense to increase approximately 10% in 2016, as we refresh our brand and increase promotion and advertising in our core markets, and as revenues increase.

Depreciation and Amortization

Depreciation and amortization expenses increased by $26 million, or 9%, due to the increased number of aircraft in our fleet, and cabin upgrades made in the past 18 months.

We expect depreciation and amortization expense to increase approximately 15% in 2016 as we continue to purchase aircraft for replacement of leased aircraft and for growth.

Food and Beverage Service

Food and beverage service expenses increased by $20 million, or 22%, due to the increased number of passengers, and upgrades to our onboard menu, offering higher quality food and beverage products.

We expect food and beverage expenses to increase approximately 5% in 2016 primarily because of the expected increase in passengers.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPA agreements, increased $14 million, or 24%, in 2015 compared to 2014. The increase is primarily due to the five E175 aircraft operated by SkyWest added to our regional operation in 2015.

We expect third-party regional carrier expense to increase in 2016 as we continue to expand our regional network.

Other Operating Expenses

Other operating expenses increased $48 million, or 16%, compared to 2014.  The increase is primarily due to professional services with regard to our brand refresh and network strategy, personnel costs for our flight crews, and IT-related costs.

We expect other operating expenses to increase 3% to 5% in 2016, primarily as a result of IT-related investments.

Special Items

In the fourth quarter of 2015, we recorded special items of $32 million ($20 million after tax). This is due to a $14 million million non-cash pension settlement expense related to lump-sum payments made to terminated, vested participants which removed them from participation in the pension plan, and an $18 million expense related to ongoing litigation.

Consolidated Nonoperating Income (Expense)

During 2015, we recorded nonoperating income of $14 million, compared to $13 million in 2014. In the prior year, we recognized gains on the sale of certain equity securities. In the current year, we have capitalized more of our interest expense on an increasing balance of prepaid aircraft deposits.

Operating Costs per Available Seat Mile

We are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Twelve Months Ended December 31,
	2015	2014	2015		2014		%Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$1,254	$1,136	3.14	¢	3.16	¢	(0.6)%
Variable incentive pay	120	116	0.30		0.32		(6.3)%
Aircraft maintenance	253	229	0.64		0.63		1.6%
Aircraft rent	105	110	0.26		0.30		(13.3)%
Landing fees and other rentals	296	279	0.74		0.77		(3.9)%
Contracted services	214	196	0.54		0.54		—%
Selling expenses	211	199	0.53		0.55		(3.6)%
Depreciation and amortization	320	294	0.80		0.81		(1.2)%
Food and beverage service	113	93	0.28		0.26		7.7%
Other	356	308	0.89		0.86		3.5%
Third-party regional carrier expense	72	58	0.18		0.16		12.5%
Non-fuel Expenses(a)	$3,314	$3,018	8.30	¢	8.36	¢	(0.7)%

(a)	Excludes special items recorded in 2015 and 2014.

Additional Segment Information

Refer to the Notes of the Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segments' profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $1.2 billion in 2015 compared to $834 million in 2014. The $165 million increase in Mainline passenger revenue is described previously. Mainline operating expense excluding fuel increased by $236 million, due to higher wages to support our growth, higher ramp and passenger handling associated with increased flying, higher depreciation related to our fleet growth, and increased food and beverage costs. Economic fuel cost, as defined above, decreased due to lower raw fuel costs, and increased fuel efficiency, slightly offset by an increase in consumption.

Alaska Regional

Pretax profit for Alaska Regional was $105 million in 2015 compared to $74 million in 2014. The $49 million increase in Alaska Regional passenger revenue is described above. The increase in revenue and the significant decline in fuel costs were partially offset by higher expenses to support additional departures.

Horizon

Pretax profit for Horizon was $28 million in 2015 compared to $17 million in 2014. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased due to additional capacity and higher rates. The $26 million increase in Horizon's non-fuel operating expenses was largely driven by increased engine maintenance and other expenses to support the increase in capacity.

2014 COMPARED WITH 2013

Our consolidated net income for 2014 was $605 million, or $4.42 per diluted share, compared to net income of $508 million, or $3.58 per diluted share, in 2013. Significant items impacting the comparability between the periods are as follows:

•
Both periods include adjustments to reflect the timing of net unrealized mark-to-market gains or losses related to our fuel hedge positions. For 2014, we recognized net mark-to-market losses of $23 million ($15 million after tax, or $0.11 per diluted share) compared to gains of $8 million ($5 million after tax, or $0.03 per share) in 2013.

•
In 2014, we recognized a one-time, non-cash benefit from the curtailment of certain post-retirement benefit plans of $20 million and a one-time gain associated with the settlement of a legal matter of $10 million. The aggregate $30 million ($19.0 million in aggregate after tax, or $0.13 per diluted share) is included in Special items in the consolidated statement of operations.

•
In 2013, we recognized a one-time, non-cash Special mileage plan revenue item of $192 million ($120 million after tax, or $0.85 per diluted share) that resulted from the application of new accounting rules associated with the modified Bank of America Affinity Card Agreement, and the effect of an increase in the estimate of the number of frequent flier miles expected to expire unused.

Excluding the mark-to-market fuel hedge adjustments, special items, and the one-time Special mileage plan revenue item, our adjusted consolidated net income for 2014 was $571 million, or $4.18 per diluted share, compared to an adjusted consolidated net income of $383 million, or $2.70 per share, in 2013.

	Twelve Months Ended December 31,
	2014		2013
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$605	$4.42	$508	$3.58
Mark-to-market fuel hedge adjustments, net of tax	(15)	(0.11)	(5)	(0.03)
Special items, net of tax	(19)	(0.13)	—	—
Special mileage plan revenue, net of tax	—	—	(120)	(0.85)
Non-GAAP adjusted income and per-share amounts	$571	$4.18	$383	$2.70

Revenues adjusted for the one-time Special mileage plan item is as follows:

	Twelve Months Ended December 31,
	2014		2013		% Change
Total operating revenues	$5,368		$5,156		4.1
Less: Special mileage plan revenue	—		192		NM
Adjusted Revenue	$5,368		$4,964		8.1
Consolidated ASMs	36,078		33,672		7.1
RASM	14.88	¢	14.74	¢	0.9
NM - Not meaningful

Our operating costs per ASM are summarized below:

	Twelve Months Ended December 31,
	2014		2013		% Change
Consolidated:
Total operating expenses per ASM (CASM)	12.21	¢	12.82	¢	(4.8)
Less the following components:
Aircraft fuel, including hedging gains and losses	3.93		4.35		(9.7)
Special items	(0.08)		—		NM
CASM, excluding fuel and fleet transition costs	8.36	¢	8.47	¢	(1.3)

Mainline:
Total mainline operating expenses per ASM (CASM)	11.15	¢	11.77	¢	(5.3)
Less the following components:
Aircraft fuel, including hedging gains and losses	3.79		4.23		(10.4)
Special items	(0.09)		—		NM
CASM, excluding fuel	7.45	¢	7.54	¢	(1.2)
NM - Not Meaningful

OPERATING REVENUES

Total operating revenues increased $212 million, or 4%, during 2014 compared to the same period in 2013. Adjusted for the Special mileage plan revenue item recognized in 2013, operating revenues increased $404 million, or 8%, during 2014. The changes are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2014	2013	% Change
Passenger
Mainline	$3,774	$3,490	8
Regional	805	777	4
Total passenger revenue	$4,579	$4,267	7
Freight and mail	114	113	1
Other - net	675	584	16
Special mileage plan revenue	—	192	NM
Total operating revenues	$5,368	$5,156	4
NM - Not meaningful

Passenger Revenue – Mainline

Mainline passenger revenue for 2014 increased by 8% on a 6.6% increase in capacity and a 1.4% increase in PRASM compared to 2013. The increase in capacity was driven by new routes, seats added to our existing fleet as part of our cabin improvement project, and delivery of 10 737-900ERs in 2014. The increase in PRASM was driven by a 1.9% increase in ticket yield, partially offset by a 0.4-point decrease in load factor compared to the prior year. Increase in yield was due to reallocation of capacity to markets with stronger demand and by a change in revenue allocation between Mainline and Regional service because of certain industry pricing changes. Without the industry change, Mainline yields would have increased by 0.9%.

Passenger Revenue – Regional

Regional passenger revenue increased by $28 million, or 4%, compared to 2013 on an 11.9% increase in capacity, partially offset by a 7.3% decline in PRASM compared to 2013. The decrease in PRASM was due to a 6.2% decrease in ticket yield coupled with a 1.0-point decrease in load factor compared to the prior year. The decline in yield was primarily driven by a change in revenue allocation between Mainline and Regional service because of certain industry pricing changes. Without the revenue allocation adjustment, yield would have decreased 1.7%. Additionally, the average trip length for our Regional flights increased 3% in 2014, which also put downward pressure on yields.

Other – Net

Other–net revenue increased $91 million, or 16%, from 2013.  This is primarily due to an increase in our Mileage Plan™ revenues of $39 million, or 15%, due to an increase in miles sold and an increase in cash received per mile. Additionally, bag fees and ticket change fees are up 23% and 12%, respectively, due to changes in our fee structure that took effect in November 2013.

Special Mileage Plan Revenue

In 2013, we modified and extended our co-branded credit card agreement with BAC. In connection with this agreement and as a result of applying related accounting standards, we recorded a one-time, non-cash Special mileage plan revenue item of $192 million primarily related to our revaluation of the deferred revenue liability related to miles previously sold to Bank of America Corporation (referred to herein as BAC).

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

Wages increased 9%, primarily due to annualization of new labor contracts that included higher rates, a 4.7% increase in full-time equivalent employees, and an $8 million signing bonus paid to Alaska's flight attendants in December 2014 in connection with the ratification of a new collective bargaining agreement. the increase in FTEs was to support the growth in our business.

Defined contribution plan expense increased 20% due to an increase in the number of employees participating in the plans and an increase in the employer contribution for non-union employees previously in the pension plan.

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

Aircraft Fuel

Aircraft fuel expense decreased $49 million, or 3% compared to 2013. The elements of the change are illustrated in the following table:

	Twelve Months Ended December 31,
	2014		2013
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,400	$2.99	$1,423	$3.19
Gains on settled hedges	41	0.09	52	0.11
Consolidated economic fuel expense	$1,441	$3.08	$1,475	$3.30
Mark-to-mark fuel hedge adjustments	(23)	(0.05)	(8)	(0.02)
GAAP fuel expense	$1,418	$3.03	$1,467	$3.28
Fuel gallons	469		447
Fuel gallons consumed increased 4.9% in line with the increase in departures and capacity, partially offset by a 2.1% improvement in fuel efficiency as measured by ASMs per gallon.

The raw fuel price per gallon decreased 6.3% as a result of lower West Coast jet fuel prices. The decrease in raw fuel price per gallon during 2014 was due to a decrease in average crude oil prices of 5% and a decline in refining margins of 16%, as compared to the prior year.

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

Landing Fees and Other Rentals

Landing fees and other rentals increased $17 million, or 6%, primarily due to increased flying in 2014 as we increased capacity and entered into new markets.

Contracted Services

Contracted services increased $20 million, or 11%, primarily due to $15 million increase in contract ramp and passenger handling costs resulting from new stations and rate increases in Seattle.

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

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPA agreements, increased $13 million, or 29%, in 2014 compared to 2013. The increase is primarily due to the three additional lines of flying performed by SkyWest in 2014 compared to 2013.

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

Operating Costs per Available Seat Mile

	Twelve Months Ended December 31,
	2014	2013	2014		2013		%Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$1,136	$1,086	3.16	¢	3.23	¢	(2.2)%
Variable incentive pay	116	105	0.32		0.31		3.2%
Aircraft maintenance	229	247	0.63		0.73		(13.7)%
Aircraft rent	110	119	0.30		0.35		(14.3)%
Landing fees and other rentals	279	262	0.77		0.78		(1.3)%
Contracted services	196	176	0.54		0.52		3.8%
Selling expenses	199	179	0.55		0.53		3.8%
Depreciation and amortization	294	270	0.81		0.80		1.3%
Food and beverage service	93	84	0.26		0.25		4.0%
Other	308	278	0.86		0.83		3.6%
Third-party regional carrier expense	58	45	0.16		0.14		14.3%
Non-fuel expenses	$3,018	$2,851	8.36	¢	8.47	¢	(1.3)%

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.3 billion, and our expected cash from operations;

•	Our 89 unencumbered aircraft in the operating fleet as of December 31, 2015, that could be financed, if necessary;

•	Our combined $200 million bank line-of-credit facilities, with none currently outstanding.

In 2015, we took free and clear delivery of 11 B737-900ER aircraft. We made debt payments totaling $116 million. In addition, we continued to return capital to our shareholders by repurchasing $505 million of our common stock in 2015, and paid dividends totaling $102 million. Because of our strong balance sheet and financial performance, we are one of only two airlines in the U.S. with investment grade credit ratings. We will continue to focus on preserving a strong liquidity position and evaluate our cash needs as conditions change.

We believe that our current cash and marketable securities balance combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in securities that meet our primary investment strategy of maintaining and securing investment principal. The portfolio is managed by reputable firms that adhere to our investment policy that sets forth investment objectives, approved and prohibited investments, and duration and credit quality guidelines. Our policy and the portfolio managers are continually reviewed to ensure that the investments are aligned with our strategy.

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	December 31, 2015	December 31, 2014	Change
Cash and marketable securities	$1,328	$1,217	$111
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue	28%	26%	2	pts
Long-term debt, net of current portion	571	686	(115)
Shareholders’ equity	2,411	2,127	284
Long-term debt-to-capital ratio(a)	27%:73%	31%:69%	(4	) pts

(a)	Calculated using the present value of remaining aircraft lease payments for aircraft that are in our operating fleet as of the balance sheet date.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

In 2015, we generated $1.6 billion in operating cash flows compared to $1.0 billion in 2014. The increase of $554 million was primarily attributable to improved operating results, driven largely by lower jet fuel costs.

Cash provided by operating activities was $1 billion in 2014, compared to $981 million in 2013. The $49 million increase is primarily due to an increase in earnings, and an increase in our advance ticket sales, partially offset by a $177 million increase in payments for income taxes.

We typically generate positive cash flows from operations, and expect to use a portion to invest in capital expenditures and increasing shareholder value through the repurchase of our common stock and dividends.

Cash Used in Investing Activities

Cash used in investing activities was $930 million during 2015, compared to $541 million in 2014. Our capital expenditures were $831 million, or $137 million higher than in 2014. This is due to the delivery of 11 B737-900ERs, one Q400 aircraft, and advance purchase deposits on 32 B737 aircraft that will be delivered over the next 24 months. This compares to the delivery of ten B737-900ERs in the prior year. In 2015, we replaced restricted cash on deposit of $52 million with a line of credit facility, resulting in an increase in investing cash flows.

As of December 31, 2015, we had firm commitments for 68 B737 aircraft through 2022 with options to acquire up to 46 additional 737 NextGen (NG) aircraft and MAX aircraft in 2018 through 2024. We also have firm commitments for two Q400s and options to acquire five Q400 aircraft with deliveries from 2018 to 2019, although we do not currently expect to take delivery of the firm orders or exercise the options. In addition to the five E175 aircraft currently operating in our regional fleet, we have commitments to lease 18 E175 aircraft with start dates in 2016 through 2017. We also have options to lease eight E175 aircraft with positions starting in late 2017 and early 2018. The options for all fleet types give us the flexibility, but not the obligation, to grow the fleet assuming profitability and return on invested capital targets can be met.

Additionally, we may purchase up to 30 regional jets to be operated by Horizon with deliveries starting in 2017. At this time, no order has been placed nor have any commercial terms been agreed upon.

The table below reflects total expected capital expenditures and the additional expenditures if options were exercised. Additional options will be exercised only if we believe return on invested capital targets can be met:

	2015 Actuals	2016	2017	2018	2019
Aircraft and aircraft purchase deposits - firm (a)(b)	$681	$450	$470	$400	$345
Other flight equipment	79	40	45	40	40
Other property and equipment	71	150	105	85	85
Total property and equipment additions (c)	$831	$640	$620	$525	$470
Option aircraft and aircraft deposits, if exercised	$—	$65	$130	$235	$350
(a) Excludes contractual payments for two Q400 aircraft in 2018 for which we do not expect to take delivery.
(b) We may order 30 regional jets for deliveries over the next several years, for which none of the related expenditures are included in the table above. No commercial terms have been reached, however, if the order is placed in 2016, we would expect additional capital expenditures of approximately $40 million in 2016.
(c) 2015 actual capital expenditures include capitalized interest. Future expected capital expenditures exclude capitalized interest and represent only contractual or expected cash outlay for capital assets.

Cash used in investing activities was $541 million during 2014, compared to $698 million in 2013. Our capital expenditures were $694 million in 2014, or $128 million higher than in 2013. This is due to the delivery of ten B737-900ER aircraft, the completion of our B737 cabin improvement project, and the exercise of 16 B737 options, two Q400 options, and deposits for an incremental Q400 in 2014.

Cash Used by Financing Activities

Cash used by financing activities was $688 million during 2015, compared to $462 million in 2014. During the current year, we made debt payments of $116 million, stock repurchases of $505 million, and cash dividend payments of $102 million. In 2014, we made debt payments of $119 million, stock repurchases of $348 million, and cash dividend payments of $68 million, partially offset by proceeds from debt of $51 million. In 2013, we made debt payments of $161 million and stock repurchases of $159 million.

We plan to meet our future capital and operating commitments through our cash and investments on hand, internally generated cash from operations, along with additional debt financing if necessary.

Bank Lines of Credit

The Company has two $100 million credit facilities and a $52 million credit facility. Information about these facilities can be found in Note 5 in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The Company has no immediate plans to borrow using any of these facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

At December 31, 2015, we had firm orders to purchase, or lease, 70 aircraft. We also have options to acquire 46 B737 aircraft and options to acquire five Q400 aircraft, although we do not expect to exercise the Q400 options. In addition to the five E175 aircraft currently operated by SkyWest in our regional fleet, we have commitments to lease 18 E175 aircraft with start dates in 2016 and 2017. We have options for eight additional E175 aircraft with positions starting in late 2017 and early 2018.

As mentioned previously, we may order 30 regional jets to be operated by Horizon with deliveries starting in 2017. As no commercial terms have been reached at this time, delivery positions and future capital expenditures are excluded from the fleet table and commitment table below. However, if the order is placed in 2016, we would expect additional capital expenditures of approximately $40 million in 2016.

The following table summarizes our projected fleet count by year, as of February 11, 2016:

	Actual Fleet Count		Expected Fleet Activity(a)
Aircraft	Dec 31, 2014	Dec 31, 2015	2016 Changes	Dec 31, 2016	2017 - 2018 Changes	Dec 31, 2018
B737 Freighters & Combis	6	6	—	6	(3)	3
B737 Passenger Aircraft(b)	131	141	3	144	12	156
Total Mainline Fleet	137	147	3	150	9	159
Q400	51	52	—	52	(15)	37
E175 (c)	—	5	10	15	8	23
CRJ700 (c)	8	8	(8)	—	—	—
Total Regional Fleet	59	65	2	67	(7)	60
Total	196	212	5	217	2	219

(a)	The expected fleet counts at December 31, 2016, 2017, and 2018 are subject to change.

(b)
2016 changes include the expected delivery of 19 Boeing 737-900ER aircraft, offset by the return of 13 leased 737-400 aircraft and the removal of three 737-700 aircraft from our operating fleet to be converted into freighter aircraft and return to the fleet in 2017.

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

Future Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases; and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
First Quarter 2016	50%	$74	$2
Second Quarter 2016	50%	$66	$3
Third Quarter 2016	40%	$66	$3
Fourth Quarter 2016	30%	$65	$3
Full Year 2016	42%	$68	$3
First Quarter 2017	20%	$60	$3
Second Quarter 2017	10%	$58	$3
Full Year 2017	7%	$59	$3

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2015.

(in millions)	2016	2017	2018	2019	2020	Beyond 2020	Total
Current and long-term debt obligations	$115	$121	$151	$114	$116	$69	$686
Operating lease commitments(a)	205	192	139	131	119	609	1,395
Aircraft purchase commitments (b)	505	549	444	390	327	418	2,633
Interest obligations(c)	32	27	21	13	7	5	105
Other obligations(d)	71	62	64	68	72	574	911
Total	$928	$951	$819	$716	$641	$1,675	$5,730

(a)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. Included here are E175 aircraft that are operated by SkyWest under a capacity purchase agreement.

(b)	Includes payments for two Q400 aircraft deliveries in 2018 that are currently contracted. At this time, however, we do not expect to take delivery of those aircraft.

(c)	For variable-rate debt, future obligations are shown above using interest rates in effect as of December 31, 2015.

(d)	Includes minimum obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the consolidated financial statements for further information.

Defined Benefit Pensions

The table above excludes contributions to our various pension plans, for which there are no minimum required contributions. The unfunded liability for our qualified defined-benefit pension plans was $161 million at December 31, 2015, compared to a $133 million unfunded position at December 31, 2014. This results in a 92% funded status on a projected benefit obligation basis compared to 94% funded as of December 31, 2014.

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

In 2015, we made tax payments, net of refunds, totaling $349 million, and had an effective tax rate of 35.4%. We expect our effective tax rate to be in the range of 36% to 38% for 2016 and the effective rate of cash paid for income taxes to be in the range of 30% to 35% of book income, although these estimates are subject to change. We believe that we will have the liquidity available to make our future tax payments.

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

MILEAGE PLAN

Our Mileage Plan™ loyalty program awards miles to members who fly on our airlines and our airline partners. We also sell services, including miles for transportation, to non-airline partners, such as hotels, car rental agencies, and a major bank that offers Alaska Airlines affinity credit cards. In either case, the outstanding miles may be redeemed for travel on our airlines or any of our airline partners. As long as the Mileage Plan™ is in existence, we have an obligation to provide this future travel.

For miles earned by passengers who fly on us or our airline partners, we recognize a liability and a corresponding selling expense representing the incremental cost associated with the obligation to provide travel in the future. For services sold through one of our non-airline partners, the sales proceeds that represent award transportation and certificates for discounted companion travel are deferred and recognized when the transportation is delivered, and the remaining components are recorded as commission in other-net revenue in the period the services are performed. Commission revenue recognized for the years ended December 31, 2015, 2014 and 2013 was $280 million, $261 million and $213 million, respectively. The deferred revenue is recognized as passenger revenue when the award travel occurs, or the miles expire, and as other-net revenue for awards issued and flown on partner airlines.

At December 31, 2015, we had approximately 161 billion miles outstanding, resulting in an aggregate liability and deferred revenue balance of $814 million. Both the liability and the deferred revenue are determined based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in these estimates; therefore, different assumptions could affect the amount and/or timing of revenue recognition or Mileage Plan™ expenses. The most significant assumptions in accounting for the Mileage Plan™ are described below.

1.	The rate at which we defer sales proceeds related to services sold through non-airline partners:

We use the relative selling price method for the deferral of sales proceeds. For contracts that were modified after the effective date of Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13), we determined our best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of miles awarded and the number of miles redeemed. We estimated the selling prices and volumes over the terms of the agreements in order to determine the allocation of proceeds to each of the multiple deliverables. This relative allocation is evaluated annually and updated according to changes in the assumptions of the volume of related deliverables. A 1% shift between the allocation of cash proceeds to travel deliverables from marketing deliverables would defer the timing of revenue recognition by approximately $6 million.

2.	The number of miles that will not be redeemed for travel (breakage):

The liability for outstanding Mileage Plan™ mileage credits includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level to redeem an award. Our estimate of the number of miles that will not be redeemed (breakage) considers historical activity in our members’ accounts and other factors. Based on statistical analysis of historical data, our current breakage rate is 17.4%. A hypothetical 1% change in our estimate of breakage has approximately a $7 million effect on the liability.

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

PENSION PLANS

Our actuarial estimates of pension liability, the related expense, and the associated significant assumptions are discussed in Note 7.

The calculation of pension expense and the corresponding liability requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rates to be used in the calculation of the projected benefit obligation and the interest and service cost. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Pension liability and future pension expense decrease as the discount rate used for the obligation increases. We discounted future pension obligations using rates between 4.55% and 4.69% at December 31, 2015 and a rate of 4.20% at December 31, 2014. The discount rates were determined using current rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from each of the four defined-benefit pension plans. The discount rates we use are based on a yield curve that uses a pool of higher-yielding bonds estimated to be more in line with settlement rates, as we have taken steps to ultimately terminate or settle plans that are frozen and move toward freezing benefits in active plans in the future. If the discount rate decreased by 0.5%, our projected benefit obligation at December 31, 2015 would increase by approximately $128 million and our estimated 2016 pension expense would increase by approximately $8 million.

Pension liability and future pension expense can increase or decrease as assumptions in the actuarial data changes. In 2015, we engaged our third-party actuary to update demographic assumptions used in the valuation of the defined-benefit pension liabilities. These assumptions included updates such as estimated salary increases, employee turnover and retirement rates, among other items. The changes in these assumptions decreased our projected benefit obligation by approximately $50 million at December 31, 2015. The primary cause of the decline was the change in expected participant retirement rates. The study found that eligible employees are retiring later than they had in our previous assumption update, resulting in lower expected cash flows post retirement.

Pension expense normally increases as the expected rate of return on pension plan assets decreases. As of December 31, 2015, we estimate that the pension plan assets will generate long-term rates of return between 6.00% and 6.50%, which compares to 6.5% at December 31, 2014. We regularly review the actual asset allocation and periodically rebalance investments as appropriate. This expected long-term rate of return on plan assets at December 31, 2015 is based on an allocation of U.S. and non-U.S. equities, U.S. fixed-income securities, and real estate. A decrease in the expected long-term rate of return of 0.5% would increase our estimated 2016 pension expense by approximately $8 million.

All of our defined-benefit pension plans are now closed to new entrants. Additionally, benefits in our non-union defined-benefit plans were frozen January 1, 2014. Furthermore, in 2015, we offered lump sum payments to certain terminated, vested participants in our defined-benefit pension plans in order to eliminate a significant portion of our outstanding liability. As a result, we reduced our projected benefit obligation by $62 million and recorded a settlement charge of $14 million in 2015, which is included in Special Items on the consolidated statement of operations.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict what these factors will be in the future.

LONG-LIVED ASSETS

As of December 31, 2015, we had approximately $4.8 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, changes in fleet plans, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, management decisions regarding the future use of the assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.

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

Aircraft Fuel

Currently, our fuel-hedging portfolio consists of crude oil call options. Call options effectively cap our pricing for the crude oil, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against volatile crude oil price increases, and during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% change in the forward curve for crude oil prices as of December 31, 2015 would increase or decrease the fair value of our crude oil hedge portfolio to approximately $8 million or $2 million, respectively.

Our portfolio value of fuel hedge contracts was $4 million at December 31, 2015 compared to a portfolio value of $7 million at December 31, 2014. We do not have any collateral held by counterparties to these agreements as of December 31, 2015.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see the "Derivative Instruments" note in our consolidated financial statements.

Interest Rates

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. This exposure is somewhat mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on variable-rate debt during 2015 would correspondingly change our net earnings and cash flows associated with these items by less than $1 million. In order to help mitigate the risk of interest rate fluctuations, we have fixed the interest rates on certain existing variable-rate debt agreements. Our variable-rate debt is approximately 24% of our total long-term debt at December 31, 2015 and December 31, 2014.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2015, interest income would increase by approximately $14 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share)	2015	2014	2015	2014	2015	2014	2015	2014
Operating revenues	$1,269	$1,222	$1,437	$1,375	$1,515	$1,465	$1,377	$1,306
Operating income	238	141	372	263	433	316	255	242
Net income	149	94	234	165	274	198	191	148
Basic earnings per share(a)	1.13	0.69	1.80	1.20	2.15	1.47	1.52	1.12
Diluted earnings per share(a)	1.12	0.68	1.79	1.19	2.14	1.45	1.51	1.11

(a)	For earnings per share, the sum of the quarters may not equal the total for the full year due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alaska Air Group, Inc.:
We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 10 to the consolidated financial statements, the Company’s affinity card agreement was materially modified effective July 2, 2013. As a result, the Company changed its method of accounting for consideration received under this agreement in accordance with Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements, in 2013.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 11, 2016

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$73	$107
Marketable securities	1,255	1,110
Total cash and marketable securities	1,328	1,217
Receivables - less allowance for doubtful accounts of $1 and $1	212	259
Inventories and supplies - net	51	58
Prepaid expenses and other current assets	72	105
Total Current Assets	1,663	1,639

Property and Equipment
Aircraft and other flight equipment	5,690	5,165
Other property and equipment	955	896
Deposits for future flight equipment	771	555
	7,416	6,616
Less accumulated depreciation and amortization	2,614	2,317
Total Property and Equipment - Net	4,802	4,299

Other Assets	68	126

Total Assets	$6,533	$6,064

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - (continued)

As of December 31 (in millions except share amounts)	2015	2014
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	63	62
Accrued wages, vacation and payroll taxes	298	276
Air traffic liability	669	631
Other accrued liabilities	661	585
Current portion of long-term debt	115	117
Total Current Liabilities	1,806	1,671

Long-Term Debt, Net of Current Portion	571	686
Other Liabilities and Credits
Deferred income taxes	682	633
Deferred revenue	431	374
Obligation for pension and postretirement medical benefits	270	246
Other liabilities	362	327
	1,745	1,580
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value Authorized: 200,000,000 shares, Issued: 2015 - 128,442,099 shares; 2014 - 131,556,573 shares, Outstanding: 2015 - 125,175,325 shares; 2014 - 131,481,473 shares	1	1
Capital in excess of par value	73	296
Treasury stock (common), at cost: 2015 - 3,266,774 shares; 2014 - 75,100 shares	(250)	(4)
Accumulated other comprehensive loss	(303)	(310)
Retained earnings	2,890	2,144
	2,411	2,127
Total Liabilities and Shareholders' Equity	$6,533	$6,064

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per-share amounts)	2015	2014	2013
Operating Revenues
Passenger
Mainline	$3,939	$3,774	$3,490
Regional	854	805	777
Total passenger revenue	4,793	4,579	4,267
Freight and mail	108	114	113
Other - net	697	675	584
Special mileage plan revenue	—	—	192
Total Operating Revenues	5,598	5,368	5,156

Operating Expenses
Wages and benefits	1,254	1,136	1,086
Variable incentive pay	120	116	105
Aircraft fuel, including hedging gains and losses	954	1,418	1,467
Aircraft maintenance	253	229	247
Aircraft rent	105	110	119
Landing fees and other rentals	296	279	262
Contracted services	214	196	176
Selling expenses	211	199	179
Depreciation and amortization	320	294	270
Food and beverage service	113	93	84
Third-party regional carrier expense	72	58	45
Other	356	308	278
Special items	32	(30)	—
Total Operating Expenses	4,300	4,406	4,318
Operating Income	1,298	962	838

Nonoperating Income (Expense)
Interest income	21	21	18
Interest expense	(42)	(48)	(56)
Interest capitalized	34	20	21
Other - net	1	20	(5)
	14	13	(22)
Income before income tax	1,312	975	816
Income tax expense	464	370	308
Net Income	$848	$605	$508

Basic Earnings Per Share:	$6.61	$4.47	$3.63
Diluted Earnings Per Share:	$6.56	$4.42	$3.58
Shares used for computation:
Basic	128.373	135.445	139.910
Diluted	129.372	136.801	141.878

Cash dividend declared per share	$0.80	$0.50	$0.20

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year Ended December 31 (in millions)	2015	2014	2013

Net Income	$848	$605	$508

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	(6)	2	(9)
Reclassification of (gains) losses into Other-net nonoperating income (expense)	1	(2)	(2)
Income tax benefit (expense)	2	—	4
Total	(3)	—	(7)

Related to employee benefit plans:
Actuarial gains/(losses) related to pension and other post retirement benefit plans	10	(210)	358
Reclassification of net pension expense into Wages and benefits	14	9	42
Income tax benefit (expense)	(14)	76	(150)
Total	10	(125)	250

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	(5)	(8)	10
Reclassification of (gains) losses into Aircraft rent	6	6	6
Income tax benefit (expense)	(1)	—	(6)
Total	—	(2)	10

Other Comprehensive Income (Loss)	7	(127)	253
Comprehensive Income	$855	$478	$761

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2012	140.754	$1	$729	$—	$(436)	$1,127	$1,421
2013 net income	—	—	—	—	—	508	508
Other comprehensive income/(loss)	—	—	—	—	253	—	253
Common stock repurchase	(4.984)	—	(157)	(2)	—	—	(159)
Stock-based compensation	—	—	16	—	—	—	16
Cash dividend declared	—	—	—	—	—	(28)	(28)
Stock issued for employee stock purchase plan	0.342	—	6	—	—	—	6
Stock issued under stock plans	1.380	—	12	—	—	—	12
Balances at December 31, 2013	137.492	1	606	(2)	(183)	1,607	2,029
2014 net income	—	—	—	—	—	605	605
Other comprehensive income/(loss)	—	—	—	—	(127)	—	(127)
Common stock repurchase	(7.317)	—	(346)	(2)	—	—	(348)
Stock-based compensation	—	—	16	—	—	—	16
Cash dividend declared	—	—	—	—	—	(68)	(68)
Stock issued for employee stock purchase plan	0.299	—	9	—	—	—	9
Stock issued under stock plans	1.007	—	11	—	—	—	11
Balances at December 31, 2014	131.481	1	296	(4)	(310)	2,144	2,127
2015 net income	—	—	—	—	—	848	848
Other comprehensive income/(loss)	—	—	—	—	7	—	7
Common stock repurchase	(7.208)	—	(259)	(246)	—	—	(505)
Stock-based compensation	—	—	17	—	—	—	17
Cash dividend declared	—	—	—	—	—	(102)	(102)
Stock issued for employee stock purchase plan	0.281	—	13	—	—	—	13
Stock issued under stock plans	0.621	—	6	—	—	—	6
Balances at December 31, 2015	125.175	$1	$73	$(250)	$(303)	$2,890	$2,411

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2015	2014	2013
Cash flows from operating activities:
Net income	$848	$605	$508
Adjustments to reconcile net income to net cash provided by operating activities:
Special mileage plan accounting adjustment	—	—	(192)
Depreciation and amortization	320	294	270
Stock-based compensation and other	25	6	32
Changes in certain assets and liabilities:
Changes in deferred tax provision	56	114	146
(Increase) decrease in accounts receivable	47	(110)	(19)
Increase (decrease) in air traffic liability	38	67	29
Increase (decrease) in deferred revenue	57	40	84
Changes in pension and other postretirement benefits	36	(18)	62
Other - net	157	32	148
Pension contribution	—	—	(87)
Net cash provided by operating activities	1,584	1,030	981

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(681)	(498)	(487)
Other flight equipment	(79)	(131)	(41)
Other property and equipment	(71)	(65)	(38)
Total property and equipment additions	(831)	(694)	(566)
Purchases of marketable securities	(1,327)	(949)	(1,218)
Sales and maturities of marketable securities	1,175	1,092	1,089
Proceeds from disposition of assets and changes in restricted deposits	53	10	(3)
Net cash used in investing activities	(930)	(541)	(698)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	51	—
Long-term debt payments	(116)	(119)	(161)
Common stock repurchases	(505)	(348)	(159)
Cash dividend paid	(102)	(68)	(28)
Other financing activities	35	22	23
Net cash used in financing activities	(688)	(462)	(325)
Net increase (decrease) in cash and cash equivalents	(34)	27	(42)
Cash and cash equivalents at beginning of year	107	80	122
Cash and cash equivalents at end of year	$73	$107	$80

Supplemental disclosure:
Cash paid during the year for:
Interest, net of amount capitalized	$8	$28	$35
Income taxes, net of refunds received	349	326	149

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alaska Air Group, Inc.
December 31, 2015

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

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper and certificates of deposit. They are carried at cost, which approximates market value. The Company reduces cash balances when funds are disbursed. Due to the time delay in funds clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $12 million and $7 million at December 31, 2015 and 2014, respectively, and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

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

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies—net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. The allowance for all non-surplus expendable inventories was $37 million and $34 million at December 31, 2015 and 2014, respectively. Inventory and supplies—net also includes fuel inventory of $14 million and $21 million at December 31, 2015 and 2014, respectively. Repairable and rotable aircraft parts inventories are included in flight equipment.

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities, and was $5 million and $1 million as of December 31, 2015 and December 31, 2014, respectively.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability until travel or date of expiration. Air traffic liability includes approximately $42 million and $33 million related to credits for future travel, as of December 31, 2015 and December 31, 2014, respectively. These credits are recognized into revenue either when the passenger travels or the date of expiration, which is twelve months from issuance. Commissions to travel agents and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Taxes collected from passengers, including transportation excise taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the consolidated statements of operations. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are based on the Company’s historical data.

Freight and mail revenues are recognized when service is provided.

Other - net revenues are primarily related to the Mileage Plan™ and they are recognized as described in the “Mileage Plan” paragraph below. Other - net also includes certain ancillary or non-ticket revenues, such as checked-bag fees, reservations fees, ticket change fees, on-board food and beverage sales, and to a much lesser extent commissions from car and hotel vendors, and from the sales of travel insurance.  These items are recognized as revenue when the related services are provided.  Airport lounge memberships are recognized as revenue over the membership period.

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

Alaska’s Mileage Plan™ deferred revenue and liabilities on the consolidated balance sheets (in millions):

	2015	2014
Current Liabilities:
Other accrued liabilities	$368	$343
Other Liabilities and Credits:
Deferred revenue	427	367
Other liabilities	19	20
Total	$814	$730

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, which includes Mileage Plan™ awards that have been issued but not yet flown for $37 million and $33 million at December 31, 2015 and 2014, respectively.

Alaska’s Mileage Plan™ revenue included in the consolidated statements of operations (in millions):

	2015	2014	2013
Passenger revenues	$267	$246	$208
Other-net revenues	329	295	256
Special mileage plan revenue(a)	—	—	192
Total Mileage Plan revenues	$596	$541	$656

(a)	Refer to Note 10 for further information.

Other—net revenue includes commission revenues of $280 million, $261 million, and $213 million in 2015, 2014, and 2013, respectively.

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of Mileage Plan™ travel awards earned through air travel, advertising, promotional costs, commissions, and incentives. Advertising production costs are expensed the first time the advertising takes place. Advertising expense was $55 million, $49 million, and $28 million during the years ended December 31, 2015, 2014, and 2013, respectively.

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

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. In 2015, 2014, and 2013, antidilutive stock options excluded from the calculation of EPS were not material.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. At this time, the Company believes the most significant impact to the financial statements will be in Mileage Plan revenues and liabilities. The Company currently uses the incremental cost approach for miles earned through travel. This standard eliminates that option and the Company will be required to increase its liability for earned miles through a relative selling price model. The Company has not evaluated the full impact of the standard, although application is expected to result in a material increase to Deferred Revenue. The Company has not yet selected a transition method.

In July 2015, FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per
Share, which removes the requirement for companies to disclose the fair value hierarchy for assets calculated at net asset value per share in common commingled trusts, for example. This standard is effective January 1, 2016 for the Company. However, early adoption is permitted and the Company has elected to adopt this standard in 2015. The Company's pension assets are invested in common commingled trusts and, as such, the Company has removed the disclosure of the fair value hierarchy for pension assets in common commingled trusts.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that net deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The Company has elected to early adopt ASU 2015-17 as of December 31, 2015, as permitted by the FASB, and has retrospectively applied the standard. This has resulted in a reduction of total current assets and corresponding reduction of other liabilities of $117 million as of December 31, 2014.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

December 31, 2015	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$4	$—	$—	$4
Cash equivalents	69	—	—	69
Cash and cash equivalents	73	—	—	73
U.S. government and agency securities	254	—	(1)	253
Foreign government bonds	31	—	—	31
Asset-backed securities	130	—	—	130
Mortgage-backed securities	117	—	(1)	116
Corporate notes and bonds	711	1	(4)	708
Municipal securities	17	—	—	17
Marketable securities	1,260	1	(6)	1,255
Total	$1,333	$1	$(6)	$1,328

December 31, 2014	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$4	$—	$—	$4
Cash equivalents	103	—	—	103
Cash and cash equivalents	107	—	—	107
U.S. government and agency securities	166	—	—	166
Foreign government bonds	25	—	—	25
Asset-backed securities	130	—	—	130
Mortgage-backed securities	127	—	(1)	126
Corporate notes and bonds	644	3	(2)	645
Municipal securities	18	—	—	18
Marketable securities	1,110	3	(3)	1,110
Total	$1,217	$3	$(3)	$1,217

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2015.

Activity for marketable securities (in millions):

	2015	2014	2013
Proceeds from sales and maturities	$1,175	$1,092	$1,089
Gross realized gains	2	4	4
Gross realized losses	(3)	(2)	(2)

Maturities for marketable securities (in millions):

December 31, 2015	Cost Basis	Fair Value
Due in one year or less	$182	$182
Due after one year through five years	1,055	1,050
Due after five years through 10 years	14	14
Due after 10 years	9	9
Total	$1,260	$1,255

NOTE 3. DERIVATIVE INSTRUMENTS

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil.

As of December 31, 2015, the Company had fuel hedge contracts outstanding covering 273 million gallons of crude oil that will be settled from January 2016 to June 2017. Refer to the contractual obligations and commitments section of Item 7 for further information.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	2015	2014
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Prepaid expenses and other current assets	$2	$3
Other assets	2	4

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(5)	(6)
Other liabilities	(13)	(13)
Losses in accumulated other comprehensive loss (AOCL)	(18)	(19)

The net cash received (paid) for new fuel hedge positions and settlements was $(17) million, $(9) million, and $5 million during 2015, 2014, and 2013, respectively.

Pretax effect of derivative instruments on earnings and AOCL (in millions):

	2015	2014	2013
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in aircraft fuel expense	$(19)	$(18)	$(44)

Derivative Instruments Designated as Hedges
Interest rate swaps
Gains (losses) recognized in aircraft rent	(6)	(6)	(6)
Gains (losses) recognized in other comprehensive income (OCI)	(5)	(8)	10

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. The amounts shown as recognized in OCI are prior to the losses recognized in aircraft rent during the period. The Company expects $5 million to be reclassified from OCI to aircraft rent within the next twelve months.

Credit Risk and Collateral

The Company is exposed to credit losses in the event of non-performance by counterparties to these derivative instruments. To mitigate exposure, the Company periodically reviews the risk of counterparty nonperformance by monitoring the absolute exposure levels and credit ratings. The Company maintains security agreements with a number of its counterparties which may require the Company to post collateral if the fair value of the selected derivative instruments fall below specified thresholds. The posted collateral does not offset the fair value of the derivative instruments and is included in "Prepaid expenses and other current assets" on the consolidated balance sheet.

The amount posted as collateral for these contracts is not material to the consolidated balance sheets as of December 31, 2015, and 2014.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

December 31, 2015	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$253	$—	$253
Foreign government bonds	—	31	31
Asset-backed securities	—	130	130
Mortgage-backed securities	—	116	116
Corporate notes and bonds	—	708	708
Municipal securities	—	17	17
Derivative instruments
Fuel hedge contracts
Call options	—	4	4

Liabilities
Derivative instruments
Interest rate swap agreements	—	(18)	(18)

December 31, 2014	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$166	$—	$166
Foreign government bonds	—	25	25
Asset-backed securities	—	130	130
Mortgage-backed securities	—	126	126
Corporate notes and bonds	—	645	645
Municipal securities	—	18	18
Derivative instruments
Fuel hedge contracts
Call options	—	7	7

Liabilities
Derivative instruments
Interest rate swap agreements	—	(19)	(19)

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

The Company has no other financial assets that are measured at fair value on a nonrecurring basis at December 31, 2015.

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

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	2015	2014
Carrying Amount	$520	$614
Fair value	557	666

NOTE 5. LONG-TERM DEBT

Long-term debt obligations (in millions):

	2015	2014
Fixed-rate notes payable due through 2024	$520	$614
Variable-rate notes payable due through 2025	166	189
Long-term debt	686	803
Less current portion	115	117
	$571	$686

Weighted-average fixed-interest rate	5.7%	5.7%
Weighted-average variable-interest rate	1.8%	1.6%

All of the Company’s borrowings are secured by aircraft.

During 2015, the Company issued no new debt and made scheduled debt payments of $116 million. As of December 31, 2015, none of the Company's borrowings were restricted by financial covenants.

Long-term debt principal payments for the next five years and thereafter (in millions):

Total
2016	$115
2017	121
2018	151
2019	114
2020	116
Thereafter	69
Total principal payments	$686

Bank Line of Credit

The Company has two $100 million credit facilities and one $52 million credit facility. All three facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in September 2017, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The $52 million facility expires in October 2016 with a mechanism for annual renewal and is secured by two 737-800 aircraft. The Company has no immediate plans to borrow using any of these facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at December 31, 2015.

NOTE 6. INCOME TAXES

Deferred Income Taxes

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. Primarily due to differences in depreciation rates for federal income tax purposes and for financial reporting purposes, the Company has generated a net deferred tax liability.

Deferred tax (assets) and liabilities comprise the following (in millions):

	2015	2014
Excess of tax over book depreciation	$1,110	$1,042
Other—net	23	22
Gross deferred tax liabilities	1,133	1,064

Mileage Plan	(208)	(206)
Inventory obsolescence	(22)	(20)
Deferred gains	(8)	(10)
Employee benefits	(167)	(166)
Fuel hedge contracts	(5)	(5)
Other—net	(41)	(24)
Gross deferred tax assets	(451)	(431)
Net deferred tax liabilities	$682	$633

The Company has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2015. This conclusion is based on the expected future reversals of existing taxable temporary differences, anticipated future taxable income, and the potential for future tax planning strategies to generate taxable income, if needed. The Company will continue to reassess the need for a valuation allowance during each future reporting period.

Components of Income Tax Expense

The components of income tax expense were as follows (in millions):

	2015	2014	2013
Current tax expense:
Federal	$397	$229	$145
State	30	27	17
Total current	427	256	162

Deferred tax expense:
Federal	60	103	131
State	(23)	11	15
Total deferred	37	114	146
Income tax expense	$464	$370	$308

Income Tax Rate Reconciliation

Income tax expense reconciles to the amount computed by applying the U.S. federal rate of 35% to income before income tax and accounting change as follows (in millions):

	2015	2014	2013
Income before income tax	$1,312	$975	$816

Expected tax expense	459	341	286
Nondeductible expenses	4	4	4
State income taxes	19	25	21
State income sourcing	(15)	—	—
Other—net	(3)	—	(3)
Actual tax expense	$464	$370	$308

Effective tax rate	35.4%	37.9%	37.7%

In the fourth quarter of 2015, the Company filed amended state tax returns for the years 2010 through 2013 to update the Company’s position on income sourcing in various states. These positions were also taken on 2014 filings and will be taken going forward. The cumulative benefit of this change is $26 million, net of federal impact and unrecognized tax benefits of $18 million.

Uncertain Tax Positions

The Company has identified its federal tax return and its state tax returns in Alaska, Oregon, and California as “major” tax jurisdictions.  A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2012 to 2014
Alaska	2012 to 2014
California	2010 to 2014
Oregon	2003 to 2014*

*The 2003, 2004, 2008-2010 and 2011 Oregon tax returns are subject to examination only to the extent of net operating loss carryforwards from those years that were utilized in 2010 and later years.

Changes in the liability for unrecognized tax benefits during 2015, 2014, and 2013 are as follows (in millions):

	2015	2014	2013
Balance at January 1,	$3	$2	$1
Additions based on tax positions and settlements related to the current year	19	1	1
Balance at December 31,	$22	$3	$2

At December 31, 2015, the total amount of unrecognized tax benefits is recorded as a liability, all of which impacts the effective tax rate. The Company added $19 million of reserves for uncertain tax positions in 2015, primarily due to changes in income sourcing for state income taxes. These uncertain tax positions could change as a result of the Company’s ongoing audits, settlement of issues, new audits and status of other taxpayer court cases and we cannot predict the timing of these actions. Due to the positions being taken in various jurisdictions, at the current time, an estimate of the range of reasonably possible outcomes cannot be made, beyond amounts currently accrued. No interest or penalties related to these tax positions were accrued as of December 31, 2015.

NOTE 7. EMPLOYEE BENEFIT PLANS

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

Weighted average assumptions used to determine benefit obligations:

	2015	2014
Discount rates (a)	4.55% to 4.69%	4.20%
Rate of compensation increases(a)	2.06% to 2.65%	2.85% to 3.91%

(a)	Varies by plan and related work group.

Weighted average assumptions used to determine net periodic benefit cost:

	2015	2014	2013
Discount rate	4.20%	4.85%	3.95%
Expected return on plan assets	6.50%	6.75%	7.25%
Rate of compensation increases(a)	2.85% to 3.91%	2.90% to 3.93%	3.05% to 4.02%

(a)	Varies by plan and related work group.

The discount rate was determined using current rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. At December 31, 2015, the Company selected discount rates for each of the plans using a pool of higher-yielding bonds estimated to be more reflective of settlement rates, as management has taken steps to ultimately terminate or settle plans that are frozen and move toward freezing benefits in active plans in the future. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities and in certain real estate assets.  The asset allocation of the funds in the qualified defined-benefit plans, by asset category, is as follows:

	2015	2014
Asset category:
Domestic equity securities	28%	33%
Non-U.S. equity securities	12%	14%
Fixed income securities	55%	53%
Real estate	5%	—%
Plan assets	100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. In 2015, the Company separated the management of plan assets for the defined-benefit plan that covers the Company's non-union, management participants. This plan has been closed to new participants for several years and benefits were frozen effective January 1, 2014. These assets have a higher allocation to fixed income securities than the other plans. The Company uses a fund manager and invests in various asset classes to diversify risk.

Target allocations for the primary asset classes based on current funded status are approximately:

Domestic equities:	21% - 33%
Non-U.S. equities:	7% - 17%
Fixed income:	48% - 67%
Real estate:	0% - 8%

The Company determines the strategic allocation between equities, fixed income, and real estate based on current funded status and other characteristics of the plans. As the funded status improves, the Company increases the fixed income allocation of the portfolio, and decreases the equity allocation. Actual asset allocations are reviewed regularly and periodically rebalanced as appropriate.
As of December 31, 2015, all assets other than real estate were invested in common commingled trust funds.  The Company uses the net asset values of these funds to determine fair value as allowed using the practical expediency method outlined in the accounting standards. Fair value estimates for real estate are calculated using the present value of expected future cash flows based on independent appraisals, local market conditions, and current and projected operating performance.

Plan asset by fund category (in millions):

	2015	2014	Fair Value Hierarchy
Fund type:
U.S. equity market fund	491	634	(a)
Non-U.S. equity fund	208	272	(a)
Credit bond index fund	953	190	(a)
Government/credit bond index fund	—	821	(a)
Plan assets in common commingled trusts	$1,652	$1,917
Real estate	85	—	Level 3
Total plan assets	$1,737	$1,917

(a) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy.

Changes in our Level 3 plan assets for the year ended December 31, 2015 included:

Asset Category	December 31, 2014 Balance	Net Realized and Unrealized Gains/Losses	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2015 Balance
Real Estate	$—	5	80	—	$85

The following table sets forth the status of the qualified defined-benefit pension plans (in millions):

	2015	2014
Projected benefit obligation (PBO)
Beginning of year	$2,050	$1,709
Service cost	41	33
Interest cost	84	81
Plan settlement	(62)	—
Actuarial (gain) loss	(140)	298
Benefits paid	(75)	(71)
End of year	$1,898	$2,050

Plan assets at fair value
Beginning of year	$1,917	$1,769
Actual return on plan assets	(43)	219
Employer contributions	—	—
Plan settlement	(62)	—
Benefits paid	(75)	(71)
End of year	$1,737	$1,917
Funded status (unfunded)	$(161)	$(133)

Percent funded	92%	94%

The accumulated benefit obligation for the combined qualified defined-benefit pension was $1.8 billion and $1.9 billion at December 31, 2015, and 2014, respectively.

The amounts recognized in the consolidated balance sheets (in millions):

	2015	2014
Accrued benefit liability-long term	$173	$133
Plan assets-long term (within noncurrent Other Assets)	(12)	—
Total liability recognized	$161	$133

The amounts not yet reflected in net periodic benefit cost and included in AOCL:

	2015	2014
Prior service credit	$(11)	$(12)
Net loss	499	514
Amount recognized in AOCL (pretax)	$488	$502

The expected amortization of prior service credit and net loss from AOCL in 2016 is $(1) million and $25 million, respectively, for the qualified defined-benefit pension plans.

Net pension expense for the qualified defined-benefit plans included the following components (in millions):

	2015	2014	2013
Service cost	$41	$33	$46
Interest cost	84	81	73
Expected return on assets	(122)	(117)	(111)
Amortization of prior service cost	(1)	(1)	(1)
Recognized actuarial loss	26	13	43
Settlement expense (special item)	14	—	—
Net pension expense	$42	$9	$50

In 2015, the Company recognized a settlement charge of $14 million related to lump sum settlements offered to terminated, vested plan participants. The result was a reduction in the projected benefit obligation of $62 million. The settlement charge reflects the remaining unamortized actuarial loss in AOCL associated with the settled obligation.

There are no current statutory funding requirements for the Company’s plans in 2016, nor does the Company expect to contribute to the qualified defined-benefit pension plans during 2016.

Future benefits expected to be paid over the next ten years under the qualified defined-benefit pension plans from the assets of those plans (in millions):

2016	$77
2017	86
2018	93
2019	96
2020	107
2021 - 2024	613

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

Postretirement Medical Benefits

The Company allows certain retirees to continue their medical, dental, and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation (APBO) for this subsidy is unfunded. The accumulated postretirement benefit obligation was $64 million and $81 million at December 31, 2015 and 2014, respectively. The net periodic benefit cost was not material to the statement of operations.

During 2014, the Company made changes to the postretirement medical benefits for non-union personnel and certain labor groups to sunset the postretirement medical benefits effective in 2015. As a result of these changes, the Company recognized a partial curtailment gain of $25 million in 2014. The curtailment gain included $5 million associated with an embedded sick leave subsidy. This subsidy was used to establish a new compensated absence liability. The net impact of the curtailment gain of $20 million is included in special items in the income statement.

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $60 million, $54 million, and $44 million in 2015, 2014, and 2013, respectively.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheet at December 31, 2015 and 2014.

Pilot Long-term Disability Benefits

Alaska maintains a long-term disability plan for its pilots. The long-term disability plan does not have a service requirement. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2015 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability was $19 million and $16 million, which was recorded net of a prefunded trust account of $2 million and $2 million, and included in long-term other liabilities on the consolidated balance sheets as of December 31, 2015 and December 31, 2014, respectively.

Employee Incentive-Pay Plans

Alaska and Horizon have employee incentive plans that pay employees based on certain financial and operational metrics. These metrics are set and approved annually by the Compensation Committee of the Board of Directors. The aggregate expense under these plans in 2015, 2014 and 2013 was $120 million, $116 million, and $105 million, respectively. The plans are summarized below:

•
Performance-Based Pay (PBP) is a program that rewards all employees.  The program is based on four separate metrics related to Air Group profitability, safety, achievement of unit-cost goals, and employee engagement as measured by customer satisfaction.

•	The Operational Performance Rewards Program entitles all Air Group employees to quarterly payouts of up to $300 per person if certain operational and customer service objectives are met.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Future minimum fixed payments for commitments as of December 31, 2015 (in millions):

	Aircraft Leases	Facility Leases	Aircraft Commitments	Capacity Purchase Agreements
2016	$113	$92	$505	$67
2017	104	88	549	58
2018	98	41	444	60
2019	90	41	390	64
2020	81	38	327	68
Thereafter	467	142	418	554
Total	$953	$442	$2,633	$871

Lease Commitments

At December 31, 2015, the Company had lease contracts for 27 B737 aircraft, 15 Q400 aircraft, 6 CRJ-700 aircraft (operated under the CPA with SkyWest) and 8 CRJ-700 aircraft that are subleased and operated by another carrier (i.e. not in the Company's fleet). The Company has 15 E175 aircraft lease commitments under the CPA with SkyWest, 5 of which are included in the fleet as of December 31, 2015. All lease contracts have remaining noncancelable lease terms ranging from 2016 to 2028. The Company has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with 2017 and 2018 delivery dates.

In addition to the above lease commitments, the Company has contracted for eight E175 regional aircraft that will enter service in 2017.

The majority of airport and terminal facilities are leased. Total rent expense for aircraft and facility leases was $295 million, $288 million, and $290 million, in 2015, 2014, and 2013, respectively.

Aircraft Commitments

As of December 31, 2015, the Company is committed to purchasing 68 B737 aircraft (31 B737-900ER aircraft and 37 B737 MAX aircraft, with deliveries in 2016 through 2022) and two Q400 aircraft, with deliveries in 2018. In addition, the Company has options to purchase 46 B737 aircraft and 5 Q400 aircraft.

Capacity Purchase Agreements (CPAs)

At December 31, 2015, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. In addition, Alaska has a CPA with PenAir to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

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

Dividends

During 2015, the Board of Directors declared dividends of $0.80 per share. The Company paid dividends of $102 million to shareholders of record during 2015.

Subsequent to year-end, the Board of Directors declared a quarterly cash dividend of $0.275 per share to be paid on March 8, 2016 to shareholders of record as of February 23, 2016. This is a 38% increase from the most recent quarterly dividends of $0.20 per share.

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program, which does not have a set expiration date. In May 2014, the Board of Directors authorized a $650 million share repurchase program, which was completed in October 2015. In September 2012, the Board of Directors authorized a $250 million share repurchase program, which was completed in July 2014.
Share repurchase activity (in millions, except shares):

	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
2015 $1 billion Repurchase Program	1,517,277	$120	—	$—	—	$—
2014 $650 million Repurchase Program	5,691,051	$385	5,497,427	$265	—	$—
2012 $250 million Repurchase Program	—	—	1,819,304	83	4,984,186	159
Total	7,208,328	$505	7,316,731	$348	4,984,186	$159

Retirement of Treasury Shares

In 2015, the Company retired 4,016,654 common shares that had been held in treasury. At December 31, 2015, the Company held 3,266,774 shares in treasury. Management does not anticipate retiring common shares held in treasury for the foreseeable future.

Accumulated Other Comprehensive Loss (AOCL)

AOCL consisted of the following (in millions, net of tax):

	2015	2014
Related to marketable securities	(3)	—
Related to employee benefit plans	(288)	(298)
Related to interest rate derivatives	(12)	(12)
	$(303)	$(310)

NOTE 10. SPECIAL ITEMS

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

Also during 2013, as part of the Company's ongoing evaluation of Mileage Plan program assumptions, the Company performed a statistical analysis of historical data, which refined its estimate of the amount of breakage in the mileage population. This new refinement enables the Company to better identify historical differences between certain of its mileage breakage estimates and the amounts that have actually been experienced. As a result, the Company increased its estimate of the number of frequent flyer miles expected to expire unused from 12% to 17.4%. Included in the Special mileage plan revenue item above is $44 million of additional revenue related to the effect of the change on the deferred revenue balance.

Special Items

In 2015, the Company recognized special items of $32 million in aggregate ($20 million after tax, or $0.15 per diluted share). The special items are comprised of the recognition of an expense of $14 million due to lump sum settlements offered to terminated, vested participants in the qualified defined benefit pension plans, and a litigation-related matter. See Note 7. Employee Benefit Plans for more information regarding the pension settlement charge.

Refer to Note 7. Employee Benefit Plans for detailed information about the $20 million benefit related to the curtailment of certain postretirement benefit plans recognized in 2014. Furthermore, in 2014, we recorded a one-time gain of $10 million associated with the settlement of a legal matter.

NOTE 11. STOCK-BASED COMPENSATION PLANS

The table below summarizes the components of total stock-based compensation (in millions):

	2015	2014	2013
Stock options	$2	$3	$3
Stock awards	11	10	10
Deferred stock awards	1	1	1
Employee stock purchase plan	3	2	2
Stock-based compensation	$17	$16	$16

Tax benefit related to stock-based compensation	$7	$6	$6

Unrecognized stock-based compensation for non-vested options and awards and the weighted-average period the expense will be recognized (in millions):

	Amount	Weighted- Average Period
Stock options	$3	1.0
Stock awards	8	0.7
Unrecognized stock-based compensation	$11	0.7

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan (ESPP).

The Company is authorized to issue 36 million shares of common stock under these plans, of which 16,353,597 shares remain available for future grants of either options or stock awards as of December 31, 2015.

Stock Options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2015	2014	2013
Expected volatility	53%	65%	67%
Expected term	6 years	6 years	6 years
Risk-free interest rate	1.67%	1.87%	1.1%
Expected dividend yield	1.25%	1.25%	—
Weighted-average grant date fair value per share	$28.71	$21.70	$14.74
Estimated fair value of options granted (millions)	$3	$3	$3

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

The tables below summarize stock option activity for the year ended December 31, 2015:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2014	707,688	$21.57	6.4	$27
Granted	93,660	65.30
Exercised	(255,717)	15.97
Canceled	(1)	38.76
Forfeited or expired	(5,285)	44.56
Outstanding, December 31, 2015	540,345	$31.58	6.3	$26

Exercisable, December 31, 2015	195,873	$18.62	5.6	$12
Vested or expected to vest, December 31, 2015	539,868	$31.57	6.3	$26

(in millions)	2015	2014	2013
Intrinsic value of option exercises	$14	$20	$19
Cash received from stock option exercises	4	6	8
Tax benefit related to stock option exercises	5	7	7
Fair value of options vested	3	2	3

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

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted- Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2014	1,027,390	$26.19	0.6	$61
Granted	244,874	50.94
Vested	(764,322)	26.33
Forfeited	(37,227)	35.86
Non-vested, December 31, 2015	470,715	$38.09	0.8	$38

Deferred Stock Awards

Deferred Stock Units (DSUs) are awarded to members of its Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee Stock Purchase Plan (ESPP)

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 281,058, 298,283, and 171,227 shares in 2015, 2014, and 2013 under the ESPP.

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

Operating segment information is as follows (in millions):

	Alaska
Year Ended December 31, 2015	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$3,939	$—	$—	$—	$3,939	$—	$3,939
Regional	—	854	—	—	854	—	854
Total passenger revenues	3,939	854	—	—	4,793	—	4,793
CPA revenues	—	—	408	(408)	—	—	—
Freight and mail	103	5	—	—	108	—	108
Other-net	621	72	4	—	697	—	697
Total operating revenues	4,663	931	412	(408)	5,598	—	5,598

Operating expenses
Operating expenses, excluding fuel	2,653	695	375	(409)	3,314	32	3,346
Economic fuel	823	131	—	—	954	—	954
Total operating expenses	3,476	826	375	(409)	4,268	32	4,300

Nonoperating income (expense)
Interest income	19	—	—	2	21	—	21
Interest expense	(28)	—	(10)	(4)	(42)	—	(42)
Other	28	—	1	6	35	—	35
	19	—	(9)	4	14	—	14
Income (loss) before income tax	$1,206	$105	$28	$5	$1,344	$(32)	$1,312

	Alaska
Year Ended December 31, 2014	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$3,774	$—	$—	$—	$3,774	$—	$3,774
Regional	—	805	—	—	805	—	805
Total passenger revenues	3,774	805	—	—	4,579	—	4,579
CPA revenues	—	—	371	(371)	—	—	—
Freight and mail	109	5	—		114	—	114
Other-net	592	78	5		675	—	675
Total operating revenues	4,475	888	376	(371)	5,368	—	5,368

Operating expenses
Operating expenses, excluding fuel	2,417	623	349	(371)	3,018	(30)	2,988
Economic fuel	1,251	190	—	—	1,441	(23)	1,418
Total operating expenses	3,668	813	349	(371)	4,459	(53)	4,406

Nonoperating income (expense)
Interest income	20	—	—	1	21	—	21
Interest expense	(32)	—	(12)	(4)	(48)	—	(48)
Other	39	(1)	2	—	40	—	40
	27	(1)	(10)	(3)	13	—	13
Income (loss) before income tax	$834	$74	$17	$(3)	$922	$53	$975

	Alaska
Year Ended December 31, 2013	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$3,490	$—	$—	$—	$3,490	$—	$3,490
Regional	—	777	—	—	777	—	777
Total passenger revenues	3,490	777	—	—	4,267	—	4,267
CPA revenues	—	—	368	(368)	—	—	—
Freight and mail	109	4	—	—	113	—	113
Other-net	513	66	5	—	584	192	776
Total operating revenues	4,112	847	373	(368)	4,964	192	5,156

Operating expenses
Operating expenses, excluding fuel	2,293	585	341	(368)	2,851	—	2,851
Economic fuel	1,294	181	—	—	1,475	(8)	1,467
Total operating expenses	3,587	766	341	(368)	4,326	(8)	4,318

Nonoperating income (expense)
Interest income	18	—	—	—	18	—	18
Interest expense	(38)	—	(14)	(4)	(56)	—	(56)
Other	25	(12)	2	1	16	—	16
	5	(12)	(12)	(3)	(22)	—	(22)
Income (loss) before income tax	$530	$69	$20	$(3)	$616	$200	$816

(a)
The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain income and charges.

(b)
Includes accounting adjustments related to mark-to-market fuel-hedge accounting charges (all years), pension settlement charge (2015), litigation-related matter (2015), non-cash curtailment gain (2014), a gain related to a legal matter (2014), and Special mileage plan revenue (2013).

	2015	2014	2013
Depreciation:
Alaska(a)	$268	243	$223
Horizon	52	51	47
Parent company	—	—	—
Consolidated	$320	$294	$270

Capital expenditures:
Alaska(a)	$821	$659	$494
Horizon	10	35	72
Consolidated	$831	$694	$566

Total assets at end of period:
Alaska(a)	$8,129	$6,665
Horizon	718	809
Parent company	4,734	3,551
Elimination of inter-company accounts	(7,048)	(4,961)
Consolidated	$6,533	$6,064

(a)	There are no depreciation expenses, capital expenditures or assets associated with purchased capacity flying at Alaska Regional.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Alaska Air Group, Inc.:
We have audited Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Air Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (included in Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Alaska Air Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 11, 2016

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015 (hereinafter referred to as our “2016 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,405,741(1)	$31.58(2)	12,813,915(3)
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	1,405,741	$31.58	12,813,915

(1)
Of these shares, 540,345 were subject to options then outstanding under the 2008 Plan, and 865,396 were subject to outstanding restricted, performance and deferred stock unit awards granted under the 2008 Plan. Outstanding performance awards are reflected in the table assuming that the target level of performance will be achieved.

(2)	This number does not reflect the 865,396 shares that were subject to outstanding stock unit awards granted under the 2008 Plan.

(3)
Of the aggregate number of shares that remained available for future issuance, 6,299,700 shares were available under the 2008 Plan and 6,514,215 shares were available under the ESPP. Subject to certain express limits of the 2008 Plan, shares available for award purposes under the 2008 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in shares of our common stock including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares.

Other information required by this item is set forth under the heading “Beneficial Ownership of Securities” in our 2016 Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our 2016 Proxy Statement.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this report:

1.	Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ BRADLEY D. TILDEN	Date:	February 11, 2016
Bradley D. Tilden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 11, 2016 on behalf of the registrant and in the capacities indicated.

/s/ BRADLEY D. TILDEN	Chairman, President, and Chief Executive Officer (Principal Executive Officer)
Bradley D. Tilden

/s/ BRANDON S. PEDERSEN	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)
Brandon S. Pedersen

/s/ CHRISTOPHER M. BERRY	Controller, Alaska Airlines Managing Director, Accounting (Principal Accounting Officer)
Christopher M. Berry

/s/ PATRICIA M. BEDIENT	Director
Patricia M. Bedient

/s/ MARION C. BLAKEY	Director
Marion C. Blakey

/s/ PHYLLIS J. CAMPBELL	Director
Phyllis J. Campbell

/s/ DHIREN R. FONSECA	Director
Dhiren R. Fonseca

/s/ JESSIE J. KNIGHT, JR.	Director
Jessie J. Knight, Jr.

/s/ DENNIS F. MADSEN	Director
Dennis F. Madsen

/s/ HELVI K. SANDVIK	Director
Helvi K. Sandvik

/s/ KATHERINE J. SAVITT	Director
Katherine J. Savitt

/s/ J. KENNETH THOMPSON	Director
J. Kenneth Thompson

/s/ ERIC K. YEAMAN	Director
Eric K. Yeaman

EXHIBIT INDEX
Certain of the following exhibits have been filed with the Securities and Exchange Commission and are incorporated by reference from the documents below. Certain others are filed with this Form 10-K. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 6, 2014	3.1
3.2	Bylaws of Registrant, as amended December 9, 2015	8-K	December 15, 2015	3.2
10.1#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.1
10.2#	Purchase Agreement No. 2497, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.2
10.3#	Supplemental Agreement No. 23 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q/A	August 2, 2011	10.1
10.4#	Supplemental Agreement No. 29 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.1
10.5#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.2
10.6#	Supplemental Agreement No. 39 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q	May 7, 2015	10.1
10.7*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 4, 2011	10.3
10.8*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 4, 2011	10.4
10.9*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-Q	August 4, 2011	10.5
10.10*†	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Amended for Stock-Split	10-K	February 11, 2016
10.11*†	Alaska Air Group, Inc. 2010 Employee Stock Purchase Plan, Amended for Stock-Split	10-K	February 11, 2016
10.12*†	Alaska Air Group, Inc. Stock Deferral Plan for Non-Employee Directors	10-K	February 11, 2016
10.13*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended	10-Q	August 4, 2011	10.1
10.14*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2
10.15*†	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated October 16, 2014	10-K	February 11, 2016
21†	Subsidiaries of Registrant
23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.