Form 10-Q
period 2016-03-31
ALASKA AIR GROUP, INC.
filed 2016-05-09
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The registrant has 123,252,559 common shares, par value $0.01, outstanding at April 30, 2016.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	our pending acquisition and the subsequent integration of Virgin America Inc. (Virgin America);

•	the competitive environment in our industry;

•	changes in our operating costs, primarily fuel, which can be volatile;

•	general economic conditions, including the impact of those conditions on customer travel behavior;

•	our ability to meet our cost reduction goals;

•	operational disruptions;

•	an aircraft accident or incident;

•	labor disputes and our ability to attract and retain qualified personnel;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	changes in laws and regulations.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2015, and Item 1A. "Risk Factors" included herein. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$78	$73
Marketable securities	1,486	1,255
Total cash and marketable securities	1,564	1,328
Receivables - net	235	212
Inventories and supplies - net	45	51
Prepaid expenses and other current assets	79	72
Total Current Assets	1,923	1,663

Property and Equipment
Aircraft and other flight equipment	5,945	5,690
Other property and equipment	967	955
Deposits for future flight equipment	617	771
	7,529	7,416
Less accumulated depreciation and amortization	2,699	2,614
Total Property and Equipment - Net	4,830	4,802

Other Assets	76	65

Total Assets	$6,829	$6,530

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	March 31, 2016	December 31, 2015
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$63	$63
Accrued wages, vacation and payroll taxes	213	298
Air traffic liability	868	669
Other accrued liabilities	809	661
Current portion of long-term debt	116	114
Total Current Liabilities	2,069	1,805

Long-Term Debt, Net of Current Portion	531	569
Other Liabilities and Credits
Deferred income taxes	678	682
Deferred revenue	467	431
Obligation for pension and postretirement medical benefits	270	270
Other liabilities	359	362
	1,774	1,745
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 200,000,000 shares, Issued: 2016 - 128,901,410 shares; 2015 - 128,442,099 shares, Outstanding: 2016 - 123,913,223 shares; 2015 - 125,175,325 shares	1	1
Capital in excess of par value	86	73
Treasury stock (common), at cost: 2016 - 4,988,187 shares; 2015 - 3,266,774 shares	(377)	(250)
Accumulated other comprehensive loss	(294)	(303)
Retained earnings	3,039	2,890
	2,455	2,411
Total Liabilities and Shareholders' Equity	$6,829	$6,530

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015
Operating Revenues
Passenger
Mainline	$927	$901
Regional	206	186
Total passenger revenue	1,133	1,087
Freight and mail	24	23
Other - net	190	159
Total Operating Revenues	1,347	1,269

Operating Expenses
Wages and benefits	336	306
Variable incentive pay	32	26
Aircraft fuel, including hedging gains and losses	167	235
Aircraft maintenance	68	63
Aircraft rent	29	26
Landing fees and other rentals	80	71
Contracted services	60	52
Selling expenses	49	53
Depreciation and amortization	88	76
Food and beverage service	31	25
Third-party regional carrier expense	23	15
Other	94	83
Total Operating Expenses	1,057	1,031
Operating Income	290	238

Nonoperating Income (Expense)
Interest income	6	5
Interest expense	(13)	(11)
Interest capitalized	8	8
Other - net	1	—
	2	2
Income before income tax	292	240
Income tax expense	108	91
Net Income	$184	$149

Basic Earnings Per Share:	$1.47	$1.13
Diluted Earnings Per Share:	$1.46	$1.12

Shares used for computation:
Basic	124.550	131.120
Diluted	125.328	132.230

Cash dividend declared per share:	$0.275	$0.20
See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015

Net Income	$184	$149

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	12	7
Reclassification of (gains) losses into Other-net nonoperating income (expense)	—	—
Income tax effect	(4)	(3)
Total	8	4

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits	5	3
Income tax effect	(2)	(1)
Total	3	2

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	(5)	(4)
Reclassification of (gains) losses into Aircraft rent	1	2
Income tax effect	2	1
Total	(2)	(1)

Other Comprehensive Income	9	5

Comprehensive Income	$193	$154

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$184	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	76
Stock-based compensation and other	9	9
Changes in certain assets and liabilities:
Changes in deferred tax provision	(8)	(6)
Increase (decrease) in air traffic liability	199	183
Increase (decrease) in deferred revenue	36	8
Other - net	17	95
Net cash provided by operating activities	525	514

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(91)	(245)
Other flight equipment	(15)	(21)
Other property and equipment	(13)	(13)
Total property and equipment additions, including capitalized interest	(119)	(279)
Purchases of marketable securities	(358)	(403)
Sales and maturities of marketable securities	140	259
Proceeds from disposition of assets and changes in restricted deposits	1	2
Net cash used in investing activities	(336)	(421)

Cash flows from financing activities:
Long-term debt payments	(36)	(35)
Common stock repurchases	(127)	(102)
Dividends paid	(34)	(26)
Other financing activities	13	14
Net cash used in financing activities	(184)	(149)
Net increase (decrease) in cash and cash equivalents	5	(56)
Cash and cash equivalents at beginning of year	73	107
Cash and cash equivalents at end of the period	$78	$51

Supplemental disclosure:
Cash paid during the period for:
Interest (net of amount capitalized)	$8	$7
Income taxes paid (received)	13	(65)
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of March 31, 2016, as well as the results of operations for the three months ended March 31, 2016 and 2015. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three months ended March 31, 2016, are not necessarily indicative of operating results for the entire year.

Certain reclassifications have been made to prior year financial statements to conform with classifications used in the current year.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which requires debt issuance costs related to a debt liability be presented as a direct deduction from the carrying value of the debt liability. The amendment was adopted as of January 1, 2016. Prior period debt balances have been adjusted to reflect the adoption of ASU 2015-03. The adoption of the ASU had no impact on the Statements of Operations or retained earnings.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for leases currently classified as operating leases. Under the new standard a lessee will recognize a liability on the balance sheet representing the lease payments owed, and a right-of-use-asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The new standard would be effective for the Company on January 1, 2019. Early adoption of the standard is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures. The Company has not yet determined whether it will early adopt the standard.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations. The proposed standard provides guidance when a revenue transaction involves a third party in providing goods or services to a customer in determining whether the Company is considered the principal or the agent in the transaction. When an entity is engaged to provide the underlying good or service, such entity is classified as the principal in the transaction. When an entity is engaged to arrange for a third party to provide the goods or services, such entity is classified as the agent in the transaction. This ASU has the same effective date as the new revenue standard. Entities are required to adopt this ASU using the same transition method they use to adopt the new revenue accounting standard. The Company is evaluating the effect that ASU 2016-08 will have on its consolidated financial statements and related disclosures. The Company has not yet elected a transition method nor has it determined whether it will early adopt.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The proposed standard simplifies several aspects of accounting for employee share-based payment awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company is evaluating the effect of ASU 2016-09 on the consolidated financial statements and related disclosures. The ASU will be effective for the Company beginning January 1, 2017, however early adoption is permitted. The Company has not yet elected a transition method nor has it determined whether it will early adopt.

NOTE 2. PROPOSED ACQUISITION OF VIRGIN AMERICA INC.

On April 1, 2016 the Company entered into an agreement to acquire Virgin America Inc. (Virgin America). The Company has agreed to pay Virgin America shareholders $57 per share, or approximately $2.6 billion, in cash for the outstanding common stock of Virgin America. In addition, the Company expects to assume Virgin America's debt and lease obligations, other than related party debt, on the date of acquisition. The merger is subject to approval by Virgin America's shareholders and various regulatory bodies, among other customary closing conditions. To date, the financial impacts of the pending acquisition have not been material, and future financial impacts are not yet estimable. The Company currently expects the acquisition will close no later than January 1, 2017.

NOTE 3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

March 31, 2016	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$3	$—	$—	$3
Cash equivalents	75	—	—	75
Cash and cash equivalents	78	—	—	78
U.S. government and agency securities	410	2	—	412
Foreign government bonds	28	—	—	28
Asset-backed securities	154	1	(1)	154
Mortgage-backed securities	120	1	—	121
Corporate notes and bonds	749	6	(1)	754
Municipal securities	17	—	—	17
Marketable securities	1,478	10	(2)	1,486
Total	$1,556	$10	$(2)	$1,564

December 31, 2015	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$4	$—	$—	$4
Cash equivalents	69	—	—	69
Cash and cash equivalents	73	—	—	73
U.S. government and agency securities	254	—	(1)	253
Foreign government bonds	31	—	—	31
Asset-backed securities	130	—	—	130
Mortgage-backed securities	117	—	(1)	116
Corporate notes and bonds	711	1	(4)	708
Municipal securities	17	—	—	17
Marketable securities	1,260	1	(6)	1,255
Total	$1,333	$1	$(6)	$1,328

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2016.

Activity for marketable securities (in millions):

	Three Months Ended March 31,
	2016	2015
Proceeds from sales and maturities	$140	$259
Gross realized gains	—	1
Gross realized losses	—	(1)

Maturities for marketable securities (in millions):

March 31, 2016	Cost Basis	Fair Value
Due in one year or less	$258	$258
Due after one year through five years	1,218	1,226
Due after five years through 10 years	2	2
Due after 10 years	—	—
Total	$1,478	$1,486

NOTE 4. FAIR VALUE MEASUREMENTS

In determining fair value, there is a three-level hierarchy based on the reliability of the inputs used. Level 1 refers to fair values based on quoted prices in active markets for identical assets or liabilities. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 refers to fair values estimated using significant unobservable inputs.

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

March 31, 2016	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$412	$—	$412
Foreign government bonds	—	28	28
Asset-backed securities	—	154	154
Mortgage-backed securities	—	121	121
Corporate notes and bonds	—	754	754
Municipal securities	—	17	17
Total Marketable securities	412	1,074	1,486
Derivative instruments
Fuel hedge call options	—	8	8
Total Assets	412	1,082	1,494

Liabilities
Derivative instruments
Interest rate swap agreements	—	(22)	(22)
Total Liabilities	—	(22)	(22)

December 31, 2015	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$253	$—	$253
Foreign government bonds	—	31	31
Asset-backed securities	—	130	130
Mortgage-backed securities	—	116	116
Corporate notes and bonds	—	708	708
Municipal securities	—	17	17
Total Marketable securities	253	1,002	1,255
Derivative instruments
Fuel hedge call options	—	4	4
Total Assets	253	1,006	1,259

Liabilities
Derivative instruments
Interest rate swap agreements	—	(18)	(18)
Total Liabilities	—	(18)	(18)

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

The Company uses the market approach and the income approach to determine the fair value of derivative instruments. The fair value for fuel hedge call options is determined utilizing an option pricing model based on inputs that are readily available in active markets, or can be derived from information available in active markets. In addition, the fair value considers the exposure to credit losses in the event of non-performance by counterparties. Interest rate swap agreements are Level 2 as the fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value.

The Company has no financial assets that are measured at fair value on a nonrecurring basis at March 31, 2016.

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

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions) is as follows:

	March 31, 2016	December 31, 2015
Carrying amount	$491	$520
Fair value	529	557

NOTE 5. MILEAGE PLAN

Alaska's Mileage Plan liabilities and deferrals on the consolidated balance sheets (in millions):

	March 31, 2016	December 31, 2015
Current Liabilities:
Other accrued liabilities	$388	$368
Other Liabilities and Credits:
Deferred revenue	464	427
Other liabilities	19	19
Total	$871	$814

Alaska's Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2016	2015
Passenger revenues	$69	$64
Other - net revenues	103	76
Total	$172	$140

NOTE 6. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	March 31, 2016	December 31, 2015
Fixed-rate notes payable due through 2024	$491	$520
Variable-rate notes payable due through 2025	159	166
Less debt issuance costs	(3)	(3)
Total debt	647	683
Less current portion	116	114
Long-term debt, less current portion	$531	$569

Weighted-average fixed-interest rate	5.7%	5.7%
Weighted-average variable-interest rate	2.1%	1.8%

During the three months ended March 31, 2016, the Company made debt payments of $36 million. As discussed in Note 1, the Company adopted ASU 2015-03 which resulted in a reclassification of debt issuance costs as an offset to debt in the consolidated balance sheet.

At March 31, 2016, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2016	$79
2017	121
2018	151
2019	114
2020	116
Thereafter	69
Total	$650

Bank Lines of Credit

The Company has two $100 million credit facilities and one $52 million credit facility. All three facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in September 2017, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The $52 million facility expires in October 2016 with a mechanism for annual renewal and is secured by two 737-800 aircraft. The Company has no immediate plans to borrow using any of these facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at March 31, 2016.

NOTE 7. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs recognized included the following components for the three months ended March 31, 2016 (in millions):

	Three Months Ended March 31,
	Qualified
	2016	2015
Service cost	$9	$10
Interest cost	18	21
Expected return on assets	(27)	(31)
Recognized actuarial loss (gain)	6	7
Total	$6	$7

NOTE 8. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

March 31, 2016	Aircraft Leases	Facility Leases	Aircraft Purchase Commitments	Capacity Purchase Agreements (a)
Remainder of 2016	$60	$70	$402	$53
2017	104	90	516	90
2018	98	43	472	94
2019	90	42	381	99
2020	81	40	320	106
Thereafter	467	147	392	858
Total	$900	$432	$2,483	$1,300
(a) Includes all non-aircraft lease costs associated with CPA arrangements.

Lease Commitments

At March 31, 2016, the Company had lease contracts for 27 B737 aircraft, 15 Q400 aircraft, 6 CRJ-700 aircraft (operated under the CPA with SkyWest) and 8 CRJ-700 aircraft that are subleased and operated by another carrier (i.e., not in the Company's fleet). The Company has 23 E175 lease commitments under the CPA with SkyWest, 7 of which are included in the fleet as of March 31, 2016. All lease contracts have remaining noncancelable lease terms ranging from 2016 to 2029. The Company has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with 2017 and 2018 delivery dates.

The majority of airport and terminal facilities are also leased. Rent expense for aircraft and facility leases was $81 million and $73 million for the three months ended March 31, 2016 and 2015, respectively.

Aircraft Purchase Commitments

As of March 31, 2016, the Company is committed to purchasing 62 B737 aircraft (25 737-900ER aircraft and 37 737 MAX aircraft) and two Q400 aircraft, with deliveries in 2016 through 2022. As of March 31, 2016 we do not intend to take delivery of the two Q400 aircraft that are currently contracted. In addition, the Company has options to purchase 46 B737 aircraft and five Q400 aircraft, which are not reflected in the commitments table above.

Subsequent to March 31, 2016, the Company placed an order for 30 Embraer E175 regional jets with options to purchase an additional 33. The above table does not reflect this purchase. See Note 11 for additional information.

Capacity Purchase Agreements (CPAs)

At March 31, 2016, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. In addition, Alaska has CPAs with SkyWest to fly certain routes and PenAir to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

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

NOTE 9. SHAREHOLDERS' EQUITY

Dividends

During the three months ended March 31, 2016, the Company declared and paid cash dividends of $0.275 per share, or $34 million.

Common Stock Repurchase

In May 2014, the Board of Directors authorized a $650 million share repurchase program, which was completed in October 2015. In August 2015, the Board of Directors authorized a $1 billion share repurchase program.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended March 31,
	2016		2015
	Shares	Amount	Shares	Amount
2015 Repurchase Program - $1 billion	1,721,413	$127	—	$—
2014 Repurchase Program - $650 million	—	$—	1,580,747	$102
Total	1,721,413	$127	1,580,747	$102

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss), net of tax (in millions):

	March 31, 2016	December 31, 2015
Marketable securities	$5	$(3)
Employee benefit plans	(285)	(288)
Interest rate derivatives	(14)	(12)
Total	$(294)	$(303)

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three months ended March 31, 2016 and 2015, anti-dilutive shares excluded from the calculation of EPS were not material.

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
Horizon - Horizon operates regional aircraft. All of Horizon's capacity is sold to Alaska under a CPA. Expenses include those typically borne by regional airlines such as crew costs, ownership costs, station handling costs, and maintenance costs.

Additionally, the following table reports “Air Group adjusted,” which is not a measure determined in accordance with GAAP. The Company's chief operating decision-makers and others in management use this measure to evaluate operational performance and determine resource allocations. Adjustments are further explained below in a reconciliation to consolidated GAAP results.

Operating segment information is as follows (in millions):

	Three Months Ended March 31, 2016
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$927	$—	$—	$—	$927	$—	$927
Regional	—	206	—	—	206	—	206
Total passenger revenues	927	206	—	—	1,133	—	1,133
CPA revenues	—	—	103	(103)	—	—	—
Freight and mail	23	1	—	—	24	—	24
Other - net	172	17	1	—	190	—	190
Total operating revenues	1,122	224	104	(103)	1,347	—	1,347

Operating expenses
Operating expenses, excluding fuel	701	186	105	(102)	890	—	890
Economic fuel	144	25	—	—	169	(2)	167
Total operating expenses	845	211	105	(102)	1,059	(2)	1,057

Nonoperating income (expense)
Interest income	6	—	—	—	6	—	6
Interest expense	(12)	—	(1)	—	(13)	—	(13)
Other	7	—	—	2	9	—	9
	1	—	(1)	2	2	—	2
Income (loss) before income tax	$278	$13	$(2)	$1	$290	$2	$292

	Three Months Ended March 31, 2015
	Alaska
	Mainline	Regional	Horizon	Consolidating	Air Group Adjusted(a)	Special Items(b)	Consolidated
Operating revenues
Passenger
Mainline	$901	$—	$—	$—	$901	$—	$901
Regional	—	186	—	—	186	—	186
Total passenger revenues	901	186	—	—	1,087	—	1,087
CPA revenues	—	—	99	(99)	—	—	—
Freight and mail	22	1	—	—	23	—	23
Other - net	142	16	1	—	159	—	159
Total operating revenues	1,065	203	100	(99)	1,269	—	1,269

Operating expenses
Operating expenses, excluding fuel	639	164	91	(98)	796	—	796
Economic fuel	203	32	—	—	235	—	235
Total operating expenses	842	196	91	(98)	1,031	—	1,031

Nonoperating income (expense)
Interest income	5	—	—	—	5	—	5
Interest expense	(7)	—	(4)	—	(11)	—	(11)
Other	7	—	1	—	8	—	8
	5	—	(3)	—	2	—	2
Income (loss) before income tax	$228	$7	$6	$(1)	$240	$—	$240

(a)
The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain income and charges.

(b)	Includes mark-to-market fuel-hedge accounting charges.

Total assets were as follows (in millions):

	March 31, 2016	December 31, 2015
Alaska(a)	$8,630	$8,127
Horizon	717	717
Parent company	4,929	4,734
Elimination of inter-company accounts	(7,447)	(7,048)
Consolidated	$6,829	$6,530

(a)	There are no assets associated with capacity purchase flying at Alaska.

NOTE 11. SUBSEQUENT EVENTS

See discussion of the pending acquisition of Virgin America at Note 2.

On April 11, 2016 Horizon placed an order for 30 Embraer E 175 regional aircraft (E175s), with the option to purchase an additional 33. The E175s will be flown by Horizon exclusively for Alaska beginning in 2017. An estimate of the future financial impacts related to the purchase agreement is included in our forward looking capital expenditures table within Item 2, MD&A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our segment operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note, the risks mentioned in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, and Item 1A "Risk Factors" included herein. This overview summarizes the MD&A, which includes the following sections:

•	First Quarter Review—highlights from the first quarter of 2016 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three months ended March 31, 2016. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2016.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

FIRST QUARTER REVIEW

Our consolidated pretax income was $292 million during the first quarter of 2016, compared to $240 million in the first quarter of 2015. The increase of $52 million was mainly due to increased revenues of $78 million and lower aircraft fuel expense by $68 million, partially offset by an increase in non-fuel expenses of $94 million.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the first quarter, both Alaska and Horizon continued their strong on-time performance, reporting that 87.5% and 87.9% of their flights arrived on time, respectively. For the twelve months ended February 2016, Alaska maintained its ranking as the top carrier among the six largest U.S. airlines for on-time performance, according to the U.S. Department of Transportation.

New Markets

New routes launched and announced are as follows:

New Non-Stop Routes Launched in Q1	New Non-Stop Routes Announced (Launch Dates)
Reno, Nevada to Orange County, California	San Diego, California to San Jose, California (6/8/16)
Orange County, California to Santa Rosa, California	Orange County, California to San Jose, California (6/8/16)
Bellingham, Washington to Kona, Hawaii (11/12/16)

Shareholder Return

During the first quarter of 2016, we paid cash dividends of $34 million and we repurchased 1.7 million shares of our common stock for $127 million under the $1 billion repurchase program authorized by our Board of Directors in August 2015. Since 2007, we have repurchased 58 million shares of common stock under such programs for $1.5 billion for an average price of $25.14 per share. During the month of April, we repurchased 682 thousand shares of our common stock for $53 million, resulting in 123.3 million shares outstanding at April 30, 2016. Prior to the announcement of our pending acquisition of Virgin

America, we had planned to return a greater amount to shareholders in 2016 through dividends and stock repurchases than we did in 2015. Given the pending acquisition, we now expect to return approximately $325 million to shareholders in 2016, reflecting a reduction in the number of shares we had previously expected to repurchase under our $1 billion share repurchase program.

Outlook

On April 4, 2016, we announced plans to acquire Virgin America. If approved by Virgin America shareholders and regulators, we believe the combination of Virgin America and Alaska will create the premier airline for travelers on the West Coast, offering a premium product to our customers at the low fares both airlines are known for. The combined airline will provide 1,200 daily departures to our customers, greatly expanding the flight offerings to current Alaska and Virgin America customers, creating increased utility in the the combined network. We will also gain additional access to hard to come by landing slots and constrained gates at destinations such as New York (JFK), Newark, San Francisco, and Los Angeles. We believe that combining our loyalty programs and networks will provide greater benefits for our West Coast customers, and will expand our partner portfolio giving our customers an expansive global reach. The larger platform for growth, and the synergies the combined airline is expected to generate, will allow us to create greater value for our stakeholders. We have agreed to pay $57 per share, or approximately $2.6 billion, in cash for the outstanding common stock of Virgin America. We currently expect the acquisition will close by January 1, 2017, which would significantly impact our financial position and results.

We expect our own organic growth to continue in 2016, adding approximately 8% system-wide capacity in the current year. Over the past few years, we have seen competitive capacity increase significantly in our markets, especially in our hometown of Seattle. We expect to see even more competitive capacity in 2016. Current schedules indicate competitive capacity will be 14% higher in both the second and third quarters of 2016.

Our current expectations for capacity and CASM excluding fuel and special items, and excluding the impact of the pending acquisition of Virgin America, are summarized below:

	Forecast Q2 2016	Change Y-O-Y	Forecast Full Year 2016	Change Y-O-Y
Consolidated:
ASMs (000,000) "capacity"	11,000 - 11,050	~ 11%	43,100 - 43,200	~ 8%
CASM excluding fuel (cents)	8.00¢ - 8.05¢	~ (1)%	8.25¢ - 8.30¢	~ (0.5)%

Mainline:
ASMs (000,000) "capacity"	9,825 - 9,875	~ 9.5%	38,250 - 38,350	~ 6.5%
CASM excluding fuel (cents)	7.05¢ - 7.10¢	~ (1.5)%	7.35¢ - 7.40¢	~ (0.5)%

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Our consolidated net income for the first quarter of 2016 was $184 million, or $1.46 per diluted share, compared to net income of $149 million, or $1.12 per diluted share, in the first quarter of 2015.

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings, excluding the impact of mark-to-market gains or losses or other individual revenues or expenses, is useful information to investors because:

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

•
Adjusted income before income tax and CASM excluding fuel (and other items as specified in our plan documents) are important metrics for the employee incentive plan that covers all Alaska and Horizon employees.

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

Excluding the impact of mark-to-market fuel hedge adjustments, our adjusted consolidated net income for the first quarter of 2016 was $183 million, or $1.45 per diluted share, compared to an adjusted consolidated net income of $149 million, or $1.12 per diluted share, in the first quarter of 2015.

	Three Months Ended March 31,
	2016		2015
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$184	$1.46	$149	$1.12
Mark-to-market fuel hedge adjustments, net of tax	(1)	(0.01)	—	—
Non-GAAP adjusted income and per-share amounts	$183	$1.45	$149	$1.12

Our operating costs per ASM are summarized below:

	Three Months Ended March 31,
(in cents)	2016		2015		% Change
Consolidated:
CASM	10.11	¢	11.14	¢	(9.2)%
Less the following components:
Aircraft fuel, including hedging gains and losses	1.60		2.53		(36.8)%
CASM excluding fuel	8.51	¢	8.61	¢	(1.2)%

Mainline:
CASM	9.01	¢	10.09	¢	(10.7)%
Less the following components:
Aircraft fuel, including hedging gains and losses	1.52		2.43		(37.4)%
CASM excluding fuel	7.49	¢	7.66	¢	(2.2)%

OPERATING STATISTICS SUMMARY (unaudited)
Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended March 31,
	2016	2015	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	7,835	7,316	7.1%
Revenue passenger miles (RPM) (000,000) "traffic"	8,571	7,723	11.0%
Available seat miles (ASM) (000,000) "capacity"	10,453	9,257	12.9%
Load factor	82.0%	83.4%	(1.4) pts
Yield	13.22¢	14.08¢	(6.1)%
Passenger revenue per ASM (PRASM)	10.84¢	11.74¢	(7.7)%
Revenue per ASM (RASM)	12.88¢	13.71¢	(6.1)%
Operating expense per ASM (CASM) excluding fuel(b)	8.51¢	8.61¢	(1.2)%
Economic fuel cost per gallon(b)	$1.29	$1.98	(34.8)%
Fuel gallons (000,000)	132	119	10.9%
ASMs per fuel gallon	79.2	77.8	1.8%
Average full-time equivalent employees (FTEs)	14,357	13,274	8.2%

Mainline Operating Statistics:
Revenue passengers (000)	5,642	5,236	7.8%
RPMs (000,000) "traffic"	7,716	6,994	10.3%
ASMs (000,000) "capacity"	9,354	8,347	12.1%
Load factor	82.5%	83.8%	(1.3) pts
Yield	12.01¢	12.88¢	(6.8)%
PRASM	9.91¢	10.79¢	(8.2)%
RASM	11.99¢	12.75¢	(6.0)%
CASM excluding fuel(b)	7.49¢	7.66¢	(2.2)%
Economic fuel cost per gallon(b)	$1.28	$1.97	(35.0)%
Fuel gallons (000,000)	113	103	9.7%
ASMs per fuel gallon	82.8	81.0	2.2%
Average FTEs	11,123	10,380	7.2%
Aircraft utilization	10.6	10.6	—%
Average aircraft stage length	1,237	1,199	3.2%
Operating fleet	152	137	15 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	2,192	2,080	5.4%
RPMs (000,000) "traffic"	855	728	17.4%
ASMs (000,000) "capacity"	1,100	910	20.9%
Load factor	77.7%	80.0%	(2.3 pts)
Yield	24.09¢	25.58¢	(5.8)%
PRASM	18.72¢	20.46¢	(8.5)%
Operating fleet	67	60	7 a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of operating expenses excluding fuel, a reconciliation of economic fuel costs in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

Glossary of Terms

Aircraft Utilization - block hours per day; this represents the average number of hours our aircraft are flying

Aircraft Stage Length - represents the average miles flown per aircraft departure

ASMs - available seat miles, or “capacity”; represents total seats available across the fleet multiplied by the number of miles flown

CASM - operating costs per ASM, or "unit cost"; represents all operating expenses including fuel and special items

CASMex - operating costs excluding fuel and special items per ASM; this metric is used to help track progress toward reduction of non-fuel operating costs since fuel is largely out of our control

Debt-to-capitalization ratio - represents adjusted debt (long-term debt plus the present value of future operating lease payments) divided by total equity plus adjusted debt

Economic Fuel - best estimate of the cash cost of fuel, net of the impact of our fuel-hedging program

Free Cash Flow - total operating cash flow generated less cash paid for capital expenditures (shown as Total property and equipment additions on the statement of cash flows).

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with paying passengers

Mainline - represents flying Boeing 737 jets and all associated revenues and costs

PRASM - passenger revenue per ASM; commonly called “passenger unit revenue”

Productivity - number of revenue passengers per full-time equivalent employee

RASM - operating revenue per ASMs, or "unit revenue"; operating revenue includes all passenger revenue, freight & mail, Mileage Plan, and other ancillary revenue; represents the average total revenue for flying one seat one mile

Regional - represents capacity purchased by Alaska from Horizon, SkyWest, and PenAir. In this segment, Alaska Regional records actual on-board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under the respective capacity purchased arrangement (CPAs). Additionally, Alaska Regional includes an allocation of corporate overhead such as IT, finance, other administrative costs incurred by Alaska and on behalf of Horizon.

RPMs - revenue passenger miles, or "traffic"; represents the number of seats that were filled with paying passengers; one passenger traveling one mile is one RPM

Yield - passenger revenue per RPM; represents the average revenue for flying one passenger one mile

OPERATING REVENUES

Total operating revenues increased $78 million, or 6%, during the first quarter of 2016 compared to the same period in 2015. The changes are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2016	2015	% Change
Passenger
Mainline	$927	$901	3%
Regional	206	186	11%
Total passenger revenue	1,133	1,087	4%
Freight and mail	24	23	4%
Other - net	190	159	19%
Total operating revenues	$1,347	$1,269	6%

Passenger Revenue – Mainline

Mainline passenger revenue for the first quarter of 2016 increased by 3% due to a 12.1% increase in capacity, largely offset by a decrease of 8.2% in PRASM compared to the first quarter of 2015. The increase in capacity was driven primarily by new routes and larger aircraft added to our fleet since the first quarter of 2015. The decrease in PRASM was driven by a 6.8% decline in ticket yield and a 1.3-point reduction in load factor compared to the prior-year quarter. The decrease in ticket yield was primarily due to increased competitive capacity in the markets we serve, and our own growth. Furthermore, the significant decline in fuel prices has contributed to lower ticket prices. The decline in load factor was also a result of increased capacity.

Passenger Revenue – Regional

Regional passenger revenue increased 11% compared to the first quarter of 2015 due to a 20.9% increase in capacity, partially offset by a 8.5% decrease in PRASM. The increase in capacity is due to an increase in departures, and average aircraft stage length as well as the annualization of new routes introduced over the past twelve months. The decrease in PRASM is due to a 5.8% decline in ticket yield, as well as a decrease in load factor of 2.3 points. The decrease in yield is due to an increase in competitive capacity in our regional markets and our own growth as we strengthen our network utility in the Pacific Northwest.

Other – Net

Other - net revenue increased $31 million, or 19%, from the first quarter of 2015, primarily due to increases in Mileage Plan revenue. Mileage Plan revenue increased $27 million, or 36%, due to increased miles sold and higher rates paid by our affinity credit card partner beginning January 1, 2016 as a result of a contract extension.

OPERATING EXPENSES

Total operating expenses increased $26 million, or 3%, compared to the first quarter of 2015. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,
(in millions)	2016	2015	% Change
Fuel expense	$167	$235	(29)%
Non-fuel expenses	890	796	12%
Total Operating Expenses	$1,057	$1,031	3%

Significant operating expense variances from 2015 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first quarter of 2016 by $30 million. The primary components of wages and benefits are shown in the following table:

	Three Months Ended March 31,
(in millions)	2016	2015	% Change
Wages	$251	$230	9%
Pension - Defined benefit plans	6	7	(14)%
Defined contribution plans	16	15	7%
Medical and other benefits	44	38	16%
Payroll taxes	19	16	19%
Total wages and benefits	$336	$306	10%

Wages increased 9% with a 8.2% increase in FTEs. The increase in wages is primarily attributable to increased FTEs to support the growth in our business. In addition, we recognized pilot and flight attendant bonuses of approximately $3 million and severance costs of approximately $4 million at Horizon related to organizational restructuring.

Medical and other benefits increased 16% compared to the same period in the prior year. The increase is primarily due to an increase in medical claims with growth in the number of employees and increasing medical costs.

Variable Incentive Pay

Variable incentive pay expense increased $6 million, or 23%, compared to the first quarter of 2015. The increase is attributable in part to a 8.2% increase in FTEs coupled with a higher wage base. Additionally, we amended the participation rates of our Performance Based Pay incentive plan in the current year to increase the potential bonus earned by the vast majority of our supervisors and managers.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio included in our consolidated statement of operations as the value of that portfolio increases and decreases. Our aircraft fuel expense can be volatile, because it includes these gains or losses in the value of the underlying instrument as crude oil prices and refining margins increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S.  Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense decreased $68 million, or 29% compared to 2015. The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
	2016		2015
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$165	$1.26	$229	$1.93
Losses on settled hedges	4	0.03	6	0.05
Consolidated economic fuel expense	169	1.29	235	1.98
Mark-to-market fuel hedge adjustments	(2)	(0.02)	—	—
GAAP fuel expense	$167	$1.27	$235	$1.98
Fuel gallons	132		119

Fuel expense was lower than in the first quarter of 2015 as the raw fuel price per gallon decreased 35% on an 11% increase in fuel gallons. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the first quarter of 2016 was due to lower crude oil prices of 31% and a decrease in refining margins of 45%, when compared to the prior year.

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

We recognized losses of $4 million for hedges that settled during the first quarter of 2016, compared to losses of $6 million in the first quarter of 2015.  These amounts represent the net cash paid including the premium expense recognized for those hedges.

Aircraft Maintenance

Aircraft maintenance expense increased by $5 million, or 8%, compared to the first quarter of 2015. Maintenance costs increased due to heavier airframe checks, and landing gear repairs made during the first quarter of 2016.

Contracted Services

Contracted services expense increased $8 million, or 15%, compared to the first quarter of 2015. The increase is primarily due increased flying at stations where we use vendors to assist us when compared to the first quarter of 2015. Additionally, higher minimum wage rates at stations where we use vendors to assist us with passenger and ramp handling have contributed to the increase in contracted services expense in the first quarter of 2016.

Selling Expenses

Selling expenses decreased $4 million, or 8%, compared to the first quarter of 2015. The decrease is due in large part to the timing of advertisements and promotions related to our brand refresh.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $12 million, or 16%, compared to the first quarter of 2015. The increase is due to 17 additional aircraft in the fleet and capitalization of non-aircraft assets.

Food and Beverage Expense

Food and beverage expense increased $6 million, or 24%, compared to the first quarter of 2015. The increase is due to the increased number of passengers, and upgrades to our onboard menu, offering higher quality food and beverage products.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPA agreements, increased $8 million, or 53%, compared to the prior year. The increase is primarily due to more flying by SkyWest in the current quarter when compared to the prior year related to the addition of seven E175 aircraft to our regional operations since the first quarter of 2015.

Other Operating Expenses

Other operating expenses increased $11 million, or 13%, compared to the first quarter of 2015. The increase is primarily due to a loss recognized on the sale of spare parts, personnel costs for our flight crews, IT-related costs, and legal and consulting fees related to the pending acquisition of Virgin America.

Operating Expenses Compared to Capacity Growth

We are presenting our line-item expenses below both in absolute dollars and on an ASM basis to highlight areas in which costs have increased or decreased either more or less than capacity.

	Three Months Ended March 31,
	2016	2015	2016		2015		Change
(in millions, except CASM)	Amount	Amount	CASM		CASM		CASM
Wages and benefits	$336	$306	3.21	¢	3.31	¢	(3)%
Variable incentive pay	32	26	0.31		0.28		11%
Aircraft maintenance	68	63	0.65		0.68		(4)%
Aircraft rent	29	26	0.28		0.28		—%
Landing fees and other rentals	80	71	0.77		0.77		—%
Contracted services	60	52	0.57		0.56		2%
Selling expenses	49	53	0.47		0.57		(18)%
Depreciation and amortization	88	76	0.83		0.83		—%
Food and beverage service	31	25	0.30		0.27		11%
Third-party regional carrier expense	23	15	0.22		0.16		38%
Other	94	83	0.90		0.90		—%
Non-fuel Expenses	$890	$796	8.51	¢	8.61	¢	(1)%

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $278 million in the first quarter of 2016 compared to $228 million in the first quarter of 2015. Mainline passenger revenue increased $26 million which is described above. Mainline operating expense excluding fuel increased by $62 million to $701 million in 2016 due to higher wages to support our growth, higher ramp and passenger handling associated with increased flying and higher wage rates at stations where we use vendors to assist us, higher depreciation related to our fleet growth, and increased costs associated with landing fees and other rents due to our network expansion. Economic fuel cost decreased due to lower raw fuel costs, partially offset by a 9.7% increase in consumption.

Alaska Regional

Pretax profit for Alaska Regional was $13 million in the first quarter of 2016 compared to $7 million the first quarter of 2015. The $20 million increase in Alaska Regional passenger revenue is described above. The increase in revenue and the decline in fuel costs were partially offset by higher expenses to support additional departures.

Horizon

Pretax loss for Horizon was $2 million in the first quarter of 2016 compared to a pretax profit of $6 million in the first quarter of 2015. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased. The $14 million increase in Horizon's non-fuel operating expenses was largely driven by signing bonuses and overhead restructuring costs as well as increased volume of engine overhaul and heavy airframe work.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.6 billion, and our expected cash from operations;

•	Our 95 unencumbered aircraft in our operating fleet that could be financed, if necessary;

•	Our combined $252 million bank line-of-credit facilities, with no outstanding borrowings.

During the first three months of 2016, we took free and clear delivery of 6 B737-900ER aircraft. We made debt payments totaling $36 million. In addition, we continued to return capital to our shareholders by repurchasing $127 million of our common stock in the first quarter of 2016, and paid dividends totaling $34 million. Because of our strong balance sheet and financial performance, we are one of only three airlines in the U.S. with an investment grade credit rating.

We intend to fund the pending acquisition of Virgin America with cash on hand and secured debt financing. We are still evaluating the impact of the pending merger on the financial statements.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	March 31, 2016	December 31, 2015	Change
Cash and marketable securities	$1,564	$1,328	17.8%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue	32%	28%	4 pts
Long-term debt, net of current portion	$531	$569	(6.7)%
Shareholders’ equity	$2,455	$2,411	1.8%
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	26%:74%	27%:73%	(1) pts

(a)	Calculated using the present value of remaining aircraft lease payments for aircraft in our operating fleet as of the end of the period.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first three months of 2016, net cash provided by operating activities was $525 million, compared to $514 million during the same period in 2015. Improved operating results, primarily driven from lower jet fuel costs, contributed to the $11 million increase in operating cash flow.

We typically generate positive cash flows from operations and expect to use that cash flow to buy aircraft and capital equipment, make normal debt payments, and to return capital to shareholders through share repurchases and dividends.

Cash Used in Investing Activities

Cash used in investing activities was $336 million during the first three months of 2016, compared to $421 million during the same period of 2015. Our capital expenditures were $119 million in the first three months of 2016, a decrease of $160 million compared to the first quarter of 2015. The decrease in cash used for capital expenditures in the current quarter is due to fewer pre-delivery deposits on aircraft made in the current period when compared to the prior year.

The table below reflects our full-year expectation for capital expenditures and additional expenditures if options are exercised. The amounts below include expenditures associated with the E175 purchase agreement entered into subsequent to March 31, 2016 and discussed in Note 11. Options will be exercised only if we believe return on invested capital targets can be met. The table below excludes any associated capitalized interest.

(in millions)	2016	2017	2018	2019
Aircraft and aircraft purchase deposits - firm	$485	$745	$660	$585
Other flight equipment	55	75	55	55
Other property and equipment	145	105	110	110
Total property and equipment additions	$685	$925	$825	$750
Option aircraft and aircraft deposits, if exercised(a)	$70	$140	$275	$675

(a)
Alaska has options to acquire 46 B737 aircraft with deliveries from 2018 through 2024. Horizon has options for 33 E175 aircraft with deliveries from 2019 to 2021. Horizon also has options to acquire five Q400 aircraft with deliveries from 2018 through 2019 which we currently do not expect to exercise and related deposits are excluded from the table above.

Cash Used by Financing Activities

Net cash used by financing activities was $184 million during the first three months of 2016 compared to $149 million during the same period in 2015. During the first three months of 2016 we made debt payments of $36 million, stock repurchases of $127 million, and dividend payments totaling $34 million.

Bank Line-of-Credit Facilities

We have two $100 million credit facilities and a $52 million credit facility. Information about these facilities can be found in Note 6 in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q. We have no immediate plans to borrow using any of these facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

As of March 31, 2016, we have firm orders to purchase 62 737 aircraft and 2 Q400 aircraft. As of March 31, 2016, we do not intend to take delivery of two Q400 aircraft that are currently contracted. We also have options to acquire 46 B737 aircraft with deliveries from 2018 through 2024 and have options to acquire five Q400 aircraft with deliveries from 2018 through 2019. In addition, as of March 31, 2016 we have options to add regional capacity by having SkyWest operate up to 8 more E175 aircraft.

Subsequent to March 31, 2016 Horizon placed a firm order for 30 Embraer E175 aircraft with deliveries from 2017 to 2019. Additionally, we have options to acquire 33 E175 aircraft with deliveries from 2019 to 2021. See discussion of this subsequent event in Note 11.

The following table summarizes expected fleet activity by year, and reflects the purchase agreement signed subsequent to March 31, 2016:

	Actual Fleet	Expected Fleet Activity(a)
Aircraft	Dec 31, 2015	2016 Changes	Dec 31, 2016	2017-2018 Changes	Dec 31, 2018
737 Freighters & Combis (b)	6	—	6	(3)	3
737 Passenger Aircraft (b)	141	3	144	12	156
Total Mainline Fleet	147	3	150	9	159
Q400 (d)	52	—	52	(15)	37
E175 (c)	5	10	15	28	43
CRJ700 (c)	8	(8)	—	—	—
Total Regional Fleet	65	2	67	13	80
Total	212	5	217	22	239

(a)	The expected fleet counts at December 31, 2016 and beyond are subject to change.

(b)
2016 change in 737 Passenger Aircraft reflects delivery of 19 737-900 aircraft, the retirement of 13 737-400 aircraft and the removal from service of three 737-700 aircraft. The three 737-700 aircraft are being converted to freighters and will return to service in 2017.

(c)	Aircraft are operated under capacity purchase agreements with Horizon or other regional airlines.

(d)	Excludes deliveries of two Q400 aircraft that are currently contracted. At this time we do not expect to take delivery of those aircraft.

For future firm orders, and if we exercise our options for additional deliveries, we may finance the aircraft through internally generated cash, long-term debt, or lease arrangements.

Fuel Hedge Positions

All of our current oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we benefit from a decline in crude oil prices, as there is no cash outlay other than the premiums we pay to enter into the contracts. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Second Quarter 2016	50%	$66	$3
Third Quarter 2016	50%	$62	$3
Fourth Quarter 2016	40%	$61	$3
Remainder 2016	47%	$63	$3
First Quarter 2017	30%	$57	$3
Second Quarter 2017	20%	$55	$3
Third Quarter 2017	10%	$54	$4
Full Year 2017	15%	$55	$3

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of March 31, 2016. Such commitments do not reflect the impacts of the Embraer purchase agreement or the Virgin America merger agreement discussed in Notes 2 and 11, as these agreements were reached subsequent to quarter-end.

(in millions)	Remainder of 2016	2017	2018	2019	2020	Beyond 2020	Total
Current and long-term debt obligations	$79	$121	$151	$114	$116	$69	$650
Operating lease commitments(a)	130	194	141	132	121	614	1,332
Aircraft purchase commitments (d)	402	516	472	381	320	392	2,483
Interest obligations(b)	21	27	20	13	7	5	93
Capacity Purchase Agreements(c)	53	90	94	99	106	858	1,300
Total	$685	$948	$878	$739	$670	$1,938	$5,858

(a)
Operating lease commitments generally include aircraft operating leases including those under capacity purchase agreements, airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of March 31, 2016.

(c)	Includes minimum obligations associated with third-party CPAs with SkyWest and PenAir. Refer to the "Commitments" note in the condensed consolidated financial statements for further information.

(d)	Includes payments for two Q400 aircraft deliveries in 2018 that are currently contracted. However, at this time we do not expect to take delivery of those aircraft.

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

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our critical accounting estimates for the three months ended March 31, 2016. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 except as noted below. However, you should carefully consider the factors discussed in such section of our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Subsequent to March 31, 2016, we announced our plans to acquire Virgin America. As a result, we have identified the following risk factors relating to the pending acquisition and the combined company that may affect our business, financial condition or future results.
Risk factors relating to the pending acquisition of Virgin America
The acquisition is subject to a number of conditions to our and Virgin America's obligations, which, if not fulfilled, may result in termination of the merger agreement.
The merger agreement contains a number of customary conditions to complete the acquisition, including that certain representations and warranties be accurate, that certain covenants be fulfilled, that certain regulatory approvals have been obtained, that there are no legal prohibitions against completion of the acquisition, and that Virgin America stockholders have adopted the merger agreement. Many of the conditions to complete the acquisition are not within either Virgin America’s or our control and neither of us can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to January 1, 2017, which date may be extended to July 1, 2017 under certain circumstances, it is possible that the acquisition will not be completed in the expected time frame or that the merger agreement may be terminated.
The regulatory approvals required in connection with our pending acquisition of Virgin America may not be obtained or may contain materially burdensome conditions.
Completion of our pending acquisition of Virgin America is conditioned upon the receipt of certain regulatory approvals, and we cannot provide assurance that these approvals will be obtained. If any conditions or changes to the proposed structure of the acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the pending acquisition or reducing the anticipated benefits of the pending acquisition. If we agree to any material conditions in order to obtain any approvals required to complete the pending acquisition, the business and results of operations of our company following the closing may be adversely affected.
Failure to complete the acquisition could negatively impact our stock price and our future business and financial results.
As described above, our and Virgin America’s obligations to consummate our pending acquisition of Virgin America are subject to the satisfaction or waiver of certain customary conditions. We cannot provide assurance that the conditions to the completion of the pending acquisition of Virgin America will be satisfied in a timely manner or at all. If our pending acquisition of Virgin America is not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the pending acquisition. Furthermore, if the acquisition is not completed, our ongoing business may be adversely affected, and we will be subject to several risks, including the following:

•	we will be required to pay certain costs relating to the acquisition, whether or not it is completed, such as legal, accounting, and financial advisers, which could be substantial;

•	our management will have focused its attention on negotiating and preparing for the acquisition instead of on pursuing other opportunities that could have been beneficial to us;

•	the failure to consummate the acquisition may result in negative publicity and a negative impression of us in the investment community; and

•
any disruptions to our business resulting from the announcement of the acquisition, including any adverse changes in our relationships with our customers, partners and employees, may continue or intensify in the event the acquisition is not consummated.

We may be unable to integrate Virgin America’s business with ours successfully and realize the anticipated benefits of the acquisition.
Our pending acquisition of Virgin America, if completed, will be our largest acquisition to date. The anticipated benefits we expect from the pending acquisition are, necessarily, based on projections and assumptions about the combined businesses of our company and Virgin America, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock following the completion of the pending acquisition could be adversely affected if we are unable to realize the anticipated benefits from the acquisition on a timely basis or at all. Achieving the benefits of the pending acquisition of Virgin America will depend, in part, on our ability to integrate the business and operations of Virgin America successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•	successfully managing relationships with our combined customer base and retaining Virgin America’s customers;

•	the inability to successfully integrate Virgin America's business with ours in a manner that permits us to achieve the synergies and other benefits anticipated to result from the acquisition;

•
the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, aircraft fleets, networks, and other assets of the two companies in a manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;

•	diversion of the attention of our and Virgin America's management and other key employees;

•	the challenge of integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service and running a safe and efficient operation;

•	disruption of, or the loss of momentum in, our ongoing business;

•
liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisition, including transition costs to integrate the two businesses that may exceed the costs that we currently anticipate;

•
maintaining productive and effective employee relationships and, in particular, successfully and promptly integrating seniority lists and achieving cost-competitive collective bargaining agreements that cover the combined union-represented work groups;

•	limitations prior to the completion of the acquisition on the ability of management of our company and of Virgin America to conduct planning regarding the integration of the two companies;

•	the increased scale of our operations resulting from the acquisition;

•	retaining key employees of our company and Virgin America; and

•	obligations that we will have to counterparties of Virgin America that arise as a result of the change in control of Virgin America.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business the size of Virgin America, then we may not achieve the anticipated benefits of the acquisition of Virgin America and our revenue, expenses, operating results and financial condition could be materially adversely affected.
Each of our and Virgin America’s indebtedness and other obligations are, and our indebtedness and other obligations following the completion of the acquisition will continue to be, substantial and could adversely affect our business and liquidity.
We and Virgin America have, and we expect to continue to have following the completion of the acquisition, significant amounts of indebtedness and other obligations, including pension obligations, obligations to make future payments on aircraft equipment and property leases, and obligations under aircraft purchase agreements. We expect to incur substantial additional debt in the future specifically as it relates to our payment of the approximately $2.6 billion aggregate merger consideration and to our assumption of Virgin America's indebtedness, other than related party debt. Substantial indebtedness and other obligations could have important consequences. For example, they may:

•
limit our ability to obtain additional funding for capital expenditures, investments, integration costs, and general corporate purposes, and adversely affect the terms on which such funding can be obtained;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns and catastrophic external events;

•	contain restrictive covenants that could:

◦	limit our ability to merge, consolidate, sell assets, incur additional indebtedness, make investments and pay dividends; and

◦
significantly constrain our ability to respond, or respond quickly, to unexpected disruptions in our operations, the U.S. or global economy, or the businesses in which we operate, or to take advantage of opportunities that would improve our business, operations, or competitive position versus other airlines; and

•	limit our ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions.
In addition, increases in the cost of financing could adversely affect our liquidity, business, financial condition, and results of operations.
Revised risk factors from Form 10-K
We are dependent on a limited number of suppliers for aircraft and parts.
Alaska is dependent on Boeing as its sole supplier for aircraft and many aircraft parts. Horizon is similarly dependent on Bombardier and Embraer. Additionally, each carrier is dependent on sole suppliers for aircraft engines. As a result, we are more vulnerable to any problems associated with the supply of those aircraft and parts, including design defects, mechanical problems, contractual performance by the manufacturers, adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft, or instability in the foreign countries in which the aircraft and its parts are manufactured.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
January 1, 2016 - January 31, 2016	461,388	$71.22
February 1, 2016 - February 29, 2016	586,975	68.52
March 1, 2016 - March 31, 2016	673,050	79.47
Total	1,721,413	$73.52	$754

The shares were purchased pursuant to a $1 billion repurchase plan authorized by the Board of Directors in August 2015.

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

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Managing Director, Accounting and Controller
(Principal Accounting Officer)

May 9, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of April 1, 2016, by and among Virgin America Inc., Alaska Air Group, Inc. and Alpine Acquisition Corp.	8-K	April 4, 2016	2.1
10.1#†	Purchase Agreement, dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 9, 2016
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
#
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.