Form 10-Q
period 2016-06-30
ALASKA AIR GROUP, INC.
filed 2016-08-02
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The registrant has 123,089,982 common shares, par value $0.01, outstanding at July 31, 2016.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	our pending acquisition and the subsequent merger of Virgin America Inc. (Virgin America);

•	the competitive environment in our industry;

•	changes in our operating costs, primarily fuel, which can be volatile;

•	general economic conditions, including the impact of those conditions on customer travel behavior;

•	our ability to meet our cost reduction goals;

•	operational disruptions;

•	an aircraft accident or incident;

•	labor disputes and our ability to attract and retain qualified personnel;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	changes in laws and regulations.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$81	$73
Marketable securities	1,526	1,255
Total cash and marketable securities	1,607	1,328
Receivables - net	254	212
Inventories and supplies - net	45	51
Prepaid expenses and other current assets	97	72
Total Current Assets	2,003	1,663

Property and Equipment
Aircraft and other flight equipment	6,198	5,690
Other property and equipment	994	955
Deposits for future flight equipment	551	771
	7,743	7,416
Less accumulated depreciation and amortization	2,784	2,614
Total Property and Equipment - Net	4,959	4,802

Other Assets	73	65

Total Assets	$7,035	$6,530

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	June 30, 2016	December 31, 2015
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$78	$63
Accrued wages, vacation and payroll taxes	239	298
Air traffic liability	870	669
Other accrued liabilities	757	661
Current portion of long-term debt	117	114
Total Current Liabilities	2,061	1,805

Long-Term Debt, Net of Current Portion	509	569
Other Liabilities and Credits
Deferred income taxes	721	682
Deferred revenue	480	431
Obligation for pension and postretirement medical benefits	271	270
Other liabilities	366	362
	1,838	1,745
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 200,000,000 shares, Issued: 2016 - 128,941,102 shares; 2015 - 128,442,099 shares, Outstanding: 2016 - 123,079,519 shares; 2015 - 125,175,325 shares	1	1
Capital in excess of par value	91	73
Treasury stock (common), at cost: 2016 - 5,861,583 shares; 2015 - 3,266,774 shares	(444)	(250)
Accumulated other comprehensive loss	(287)	(303)
Retained earnings	3,266	2,890
	2,627	2,411
Total Liabilities and Shareholders' Equity	$7,035	$6,530

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Operating Revenues
Passenger
Mainline	$1,036	$1,019	$1,963	$1,920
Regional	227	212	433	398
Total passenger revenue	1,263	1,231	2,396	2,318
Freight and mail	27	30	51	53
Other - net	204	176	394	335
Total Operating Revenues	1,494	1,437	2,841	2,706

Operating Expenses
Wages and benefits	332	305	668	611
Variable incentive pay	32	32	64	58
Aircraft fuel, including hedging gains and losses	201	261	368	496
Aircraft maintenance	65	52	133	115
Aircraft rent	26	26	55	52
Landing fees and other rentals	63	66	143	137
Contracted services	60	51	120	102
Selling expenses	55	54	104	107
Depreciation and amortization	92	79	180	155
Food and beverage service	31	28	62	53
Third-party regional carrier expense	24	17	47	33
Other	81	94	175	177
Special items - merger costs	14	—	14	—
Total Operating Expenses	1,076	1,065	2,133	2,096
Operating Income	418	372	708	610

Nonoperating Income (Expense)
Interest income	7	6	13	11
Interest expense	(9)	(11)	(22)	(22)
Interest capitalized	7	8	15	16
Other - net	(3)	1	(2)	1
	2	4	4	6
Income before income tax	420	376	712	616
Income tax expense	160	142	268	233
Net Income	$260	$234	$444	$383

Basic Earnings Per Share:	$2.11	$1.80	$3.58	$2.93
Diluted Earnings Per Share:	$2.10	$1.79	$3.56	$2.91

Shares used for computation:
Basic	123.250	129.236	123.900	130.173
Diluted	123.988	130.255	124.715	131.271

Cash dividend declared per share:	$0.275	$0.20	$0.550	$0.40
See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Net Income	$260	$234	$444	$383

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	7	(5)	19	2
Reclassification of (gains) losses into Other-net nonoperating income (expense)	(1)	—	(1)	—
Income tax effect	(2)	2	(6)	(1)
Total	4	(3)	12	1

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits	5	5	10	8
Income tax effect	(2)	(2)	(4)	(3)
Total	3	3	6	5

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	(2)	1	(7)	(3)
Reclassification of (gains) losses into Aircraft rent	2	1	3	3
Income tax effect	—	(1)	2	—
Total	—	1	(2)	—

Other Comprehensive Income	7	1	16	6

Comprehensive Income	$267	$235	$460	$389

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$444	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	155
Stock-based compensation and other	13	14
Changes in certain assets and liabilities:
Changes in deferred tax provision	41	(44)
Increase (decrease) in air traffic liability	201	209
Increase (decrease) in deferred revenue	48	27
Other - net	(28)	145
Net cash provided by operating activities	899	889

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(268)	(490)
Other flight equipment	(31)	(43)
Other property and equipment	(41)	(26)
Total property and equipment additions, including capitalized interest	(340)	(559)
Purchases of marketable securities	(610)	(711)
Sales and maturities of marketable securities	357	676
Proceeds from disposition of assets and changes in restricted deposits	3	—
Net cash used in investing activities	(590)	(594)

Cash flows from financing activities:
Long-term debt payments	(57)	(58)
Common stock repurchases	(193)	(262)
Dividends paid	(68)	(52)
Other financing activities	17	15
Net cash used in financing activities	(301)	(357)
Net increase (decrease) in cash and cash equivalents	8	(62)
Cash and cash equivalents at beginning of year	73	107
Cash and cash equivalents at end of the period	$81	$45

Supplemental disclosure:
Cash paid during the period for:
Interest (net of amount capitalized)	$8	$8
Income taxes paid (received)	182	108
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its primary subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of June 30, 2016, as well as the results of operations for the three and six months ended June 30, 2016 and 2015. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and six months ended June 30, 2016 are not necessarily indicative of operating results for the entire year.

Certain reclassifications have been made to prior year financial statements to conform with classifications used in the current year.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. At this time, the Company believes the most significant impact to the financial statements will be in Mileage Plan revenues and liabilities. The Company currently uses the incremental cost approach for miles earned through travel. This standard eliminates that option and the Company will be required to increase its liability for earned miles through a relative selling price model. The Company has not evaluated the full impact of the standard, although application is expected to result in a material increase to Deferred Revenue. The Company has not yet selected a transition method.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest" (Subtopic 835-30), which requires debt issuance costs related to a debt liability be presented as a direct deduction from the carrying value of the debt liability. The amendment was adopted as of January 1, 2016. Prior period debt balances have been adjusted to reflect the adoption of ASU 2015-03. The adoption of the ASU had no impact on the Statements of Operations or retained earnings.

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842), which requires lessees to recognize assets and liabilities for leases currently classified as operating leases. Under the new standard a lessee will recognize a liability on the balance sheet representing the lease payments owed, and a right-of-use-asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The new standard is effective for the Company on January 1, 2019. Early adoption of the standard is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures. The Company has not yet determined whether it will early adopt the standard.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers" (Topic 606), Principal versus Agent Considerations. The proposed standard provides guidance when a revenue transaction involves a third party in providing goods or services to a customer in determining whether the Company is considered the principal or the agent in the transaction. When an entity is engaged to provide the underlying good or service, such entity is classified as the principal in the transaction. When an entity is engaged to arrange for a third party to provide the goods or services, such entity is classified as the agent in the transaction. This ASU has the same effective date as the new revenue standard. Entities are required to adopt this ASU using the same transition method they use to adopt the new revenue accounting standard. The Company is evaluating the effect that ASU 2016-08 will have on its consolidated financial statements and related disclosures. The Company has not yet elected a transition method nor has it determined whether it will early adopt.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation" (Topic 718). The proposed standard simplifies several aspects of accounting for employee share-based payment awards, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company is evaluating the effect of ASU 2016-09 on the consolidated financial statements and related disclosures. The ASU is effective for the Company beginning January 1, 2017. Early adoption is permitted. The Company has not yet elected a transition method.

NOTE 2. PROPOSED ACQUISITION OF VIRGIN AMERICA INC.

On April 1, 2016 the Company entered into an agreement to acquire Virgin America. The Company has agreed to pay Virgin America shareholders $57 per share, or approximately $2.6 billion, in cash for the outstanding common stock of Virgin America. In addition, the Company expects to assume Virgin America's debt and lease obligations, other than related party debt, on the date of acquisition. The merger has been approved by Virgin America's shareholders and is subject to final approval by various regulatory bodies. We currently expect the transaction will close in the fourth quarter of 2016.

As of June 30, 2016 the Company has incurred merger costs of $14 million. These costs are classified as special items within the Statement of Operations. The Company expects to continue to incur merger costs in the future if the transaction closes.

NOTE 3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

June 30, 2016	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$—	$—	$—	$—
Cash equivalents	81	—	—	81
Cash and cash equivalents	81	—	—	81
U.S. government and agency securities	430	3	—	433
Foreign government bonds	32	—	—	32
Asset-backed securities	160	1	—	161
Mortgage-backed securities	112	1	—	113
Corporate notes and bonds	762	9	(1)	770
Municipal securities	17	—	—	17
Marketable securities	1,513	14	(1)	1,526
Total	$1,594	$14	$(1)	$1,607

December 31, 2015	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$4	$—	$—	$4
Cash equivalents	69	—	—	69
Cash and cash equivalents	73	—	—	73
U.S. government and agency securities	254	—	(1)	253
Foreign government bonds	31	—	—	31
Asset-backed securities	130	—	—	130
Mortgage-backed securities	117	—	(1)	116
Corporate notes and bonds	711	1	(4)	708
Municipal securities	17	—	—	17
Marketable securities	1,260	1	(6)	1,255
Total	$1,333	$1	$(6)	$1,328

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2016.

Activity for marketable securities (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales and maturities	$217	$417	$357	$676
Gross realized gains	2	1	2	2
Gross realized losses	(1)	(1)	(1)	(2)

Maturities for marketable securities (in millions):

June 30, 2016	Cost Basis	Fair Value
Due in one year or less	$363	$363
Due after one year through five years	1,134	1,147
Due after five years through 10 years	16	16
Due after 10 years	—	—
Total	$1,513	$1,526

NOTE 4. FAIR VALUE MEASUREMENTS

In determining fair value, there is a three-level hierarchy based on the reliability of the inputs used. Level 1 refers to fair values based on quoted prices in active markets for identical assets or liabilities, Level 2 refers to fair values estimated using significant other observable inputs and Level 3 refers to fair values estimated using significant unobservable inputs.

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

June 30, 2016	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$433	$—	$433
Foreign government bonds	—	32	32
Asset-backed securities	—	161	161
Mortgage-backed securities	—	113	113
Corporate notes and bonds	—	770	770
Municipal securities	—	17	17
Total Marketable securities	433	1,093	1,526
Derivative instruments
Fuel hedge call options	—	19	19
Total Assets	433	1,112	1,545

Liabilities
Derivative instruments
Interest rate swap agreements	—	(22)	(22)
Total Liabilities	—	(22)	(22)

December 31, 2015	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$253	$—	$253
Foreign government bonds	—	31	31
Asset-backed securities	—	130	130
Mortgage-backed securities	—	116	116
Corporate notes and bonds	—	708	708
Municipal securities	—	17	17
Total Marketable securities	253	1,002	1,255
Derivative instruments
Fuel hedge call options	—	4	4
Total Assets	253	1,006	1,259

Liabilities
Derivative instruments
Interest rate swap agreements	—	(18)	(18)
Total Liabilities	—	(18)	(18)

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

The Company has no financial assets that are measured at fair value on a nonrecurring basis at June 30, 2016.

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

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions) is as follows:

	June 30, 2016	December 31, 2015
Carrying amount	$474	$520
Fair value	509	557

NOTE 5. MILEAGE PLAN

Alaska's Mileage Plan liabilities and deferrals on the consolidated balance sheets (in millions):

	June 30, 2016	December 31, 2015
Current Liabilities:
Other accrued liabilities	$391	$368
Other Liabilities and Credits:
Deferred revenue	477	427
Other liabilities	19	19
Total	$887	$814

Alaska's Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Passenger revenues	$73	$69	$143	$134
Other - net revenues	108	82	211	159
Total	$181	$151	$354	$293

NOTE 6. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	June 30, 2016	December 31, 2015
Fixed-rate notes payable due through 2024	$474	$520
Variable-rate notes payable due through 2025	155	166
Less debt issuance costs	(3)	(3)
Total debt	626	683
Less current portion	117	114
Long-term debt, less current portion	$509	$569

Weighted-average fixed-interest rate	5.7%	5.7%
Weighted-average variable-interest rate	2.1%	1.8%

During the six months ended June 30, 2016, the Company made debt payments of $57 million. As discussed in Note 1, the Company adopted ASU 2015-03 which resulted in a reclassification of debt issuance costs as an offset to debt in the consolidated balance sheet.

At June 30, 2016, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2016	$58
2017	121
2018	151
2019	114
2020	116
Thereafter	69
Total	$629

Bank Lines of Credit

The Company has two $100 million credit facilities and one $52 million credit facility. All three facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in September 2017, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The $52 million facility expires in October 2016 with a mechanism for annual renewal and is secured by two 737-800 aircraft. The Company has no immediate plans to borrow using any of these facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at June 30, 2016.

NOTE 7. EMPLOYEE BENEFIT PLANS

The Company has a number of employee benefit plans, including qualified and nonqualified defined-benefit plans, defined-contribution plans, postretirement medical benefits, and long-term disability benefits. In relation to the qualified plans, net periodic benefit costs recognized included the following components for the three and six months ended June 30, 2016 (in millions). Amounts recognized in relation to all other plans were immaterial to the quarter.

	Qualified Defined - Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$9	$10	$18	$20
Interest cost	19	21	37	42
Expected return on assets	(27)	(30)	(54)	(61)
Recognized actuarial loss (gain)	6	6	12	13
Total	$7	$7	$13	$14

NOTE 8. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

June 30, 2016	Aircraft Leases	Facility Leases	Aircraft Purchase Commitments	Capacity Purchase Agreements (a)
Remainder of 2016	$39	$47	$305	$34
2017	99	90	931	78
2018	90	42	725	81
2019	82	41	648	86
2020	73	40	337	92
Thereafter	400	142	400	745
Total	$783	$402	$3,346	$1,116
(a) Includes all non-aircraft lease costs associated with CPA arrangements.

Lease Commitments

At June 30, 2016, the Company’s fleet includes lease contracts for 21 B737 aircraft and 15 Q400s. Additionally, the fleet includes 15 lease commitments under the CPA with SkyWest, comprising 6 CRJ-700s and 9 E175s. All lease contracts have remaining noncancelable lease terms ranging from 2016 to 2029. The Company has the option to increase capacity flown by SkyWest with 8 additional E175 aircraft with 2017 and 2018 delivery dates.

The majority of airport and terminal facilities are also leased. Rent expense for aircraft and facility leases was $63 million and $67 million for the three months ended June 30, 2016 and 2015, respectively. Rent expense for aircraft and facility leases was $144 million and $140 million for the six months ended June 30, 2016 and 2015, respectively.

Aircraft Purchase Commitments

As of June 30, 2016, the Company is committed to purchasing 56 B737 aircraft (19 737-900ER aircraft and 37 737 MAX aircraft), 33 E175 aircraft and 2 Q400 aircraft, with deliveries in 2016 through 2022. As of June 30, 2016 we do not intend to take delivery of the 2 Q400 aircraft that are currently contracted. In addition, the Company has options to purchase 46 B737 aircraft, 30 E175 aircraft and 5 Q400 aircraft, which are not reflected in the commitments table above.

Capacity Purchase Agreements (CPAs)

At June 30, 2016, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. In addition, Alaska has CPAs with SkyWest to fly certain routes and PenAir to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

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

NOTE 9. SHAREHOLDERS' EQUITY

Dividends

During the three months ended June 30, 2016, the Company declared and paid cash dividends of $0.275 per share, or $34 million. During the six months ended June 30, 2016, the Company declared and paid cash dividends of $0.550 per share, or $68 million.

Common Stock Repurchase

In May 2014, the Board of Directors authorized a $650 million share repurchase program, which was completed in October 2015. In August 2015, the Board of Directors authorized a $1 billion share repurchase program. In the second quarter the Company paused the share repurchase program in advance of the pending acquisition of Virgin America.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2015 Repurchase Program - $1 billion	873,396	$67	—	$—	2,594,809	$193	—	$—
2014 Repurchase Program - $650 million	—	$—	2,480,807	$160	—	$—	4,061,554	$262
Total	873,396	$67	2,480,807	$160	2,594,809	$193	4,061,554	$262

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss), net of tax (in millions):

	June 30, 2016	December 31, 2015
Marketable securities	$9	$(3)
Employee benefit plans	(282)	(288)
Interest rate derivatives	(14)	(12)
Total	$(287)	$(303)

NOTE 10. OPERATING SEGMENT INFORMATION

Air Group has two operating airlines - Alaska and Horizon. Each is a regulated airline with separate management teams. To manage the two operating airlines and the revenues and expenses associated with the CPAs, management views the business in three operating segments:
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

Operating segment information is as follows (in millions):

	Three Months Ended June 30, 2016
	Alaska
	Mainline	Regional	Horizon	Parent & Consolidating(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$1,036	$—	$—	$—	$1,036	$—	$1,036
Regional	—	227	—	—	227	—	227
Total passenger revenues	1,036	227	—	—	1,263	—	1,263
CPA revenues	—	—	110	(110)	—	—	—
Freight and mail	26	1	—	—	27	—	27
Other - net	184	19	1	—	204	—	204
Total operating revenues	1,246	247	111	(110)	1,494	—	1,494

Operating expenses
Operating expenses, excluding fuel	679	192	101	(111)	861	14	875
Economic fuel	180	31	—	—	211	(10)	201
Total operating expenses	859	223	101	(111)	1,072	4	1,076

Nonoperating income (expense)
Interest income	6	—	1	—	7	—	7
Interest expense	(4)	—	(4)	(1)	(9)	—	(9)
Other	3	—	—	1	4	—	4
	5	—	(3)	—	2	—	2
Income (loss) before income tax	$392	$24	$7	$1	$424	$(4)	$420

	Three Months Ended June 30, 2015
	Alaska
	Mainline	Regional	Horizon	Parent & Consolidating(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$1,019	$—	$—	$—	$1,019	$—	$1,019
Regional	—	212	—	—	212	—	212
Total passenger revenues	1,019	212	—	—	1,231	—	1,231
CPA revenues	—	—	99	(99)	—	—	—
Freight and mail	28	2	—	—	30	—	30
Other - net	156	19	1	—	176	—	176
Total operating revenues	1,203	233	100	(99)	1,437	—	1,437

Operating expenses
Operating expenses, excluding fuel	645	169	90	(100)	804	—	804
Economic fuel	232	35	—	—	267	(6)	261
Total operating expenses	877	204	90	(100)	1,071	(6)	1,065

Nonoperating income (expense)
Interest income	5	—	—	1	6	—	6
Interest expense	(7)	—	(1)	(3)	(11)	—	(11)
Other	7	—	(1)	3	9	—	9
	5	—	(2)	1	4	—	4
Income (loss) before income tax	$331	$29	$8	$2	$370	$6	$376

	Six Months Ended June 30, 2016
	Alaska
	Mainline	Regional	Horizon	Parent & Consolidating(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	1,963	—	$—	$—	$1,963	$—	$1,963
Regional	—	433	—	—	433	—	433
Total passenger revenues	1,963	433	—	—	2,396	—	2,396
CPA revenues	—	—	213	(213)	—	—	—
Freight and mail	49	2	—	—	51	—	51
Other - net	356	36	2	—	394	—	394
Total operating revenues	2,368	471	215	(213)	2,841	—	2,841

Operating expenses
Operating expenses, excluding fuel	1,380	378	206	(213)	1,751	14	1,765
Economic fuel	324	56	—	—	380	(12)	368
Total operating expenses	1,704	434	206	(213)	2,131	2	2,133

Nonoperating income (expense)
Interest income	12	—	1	—	13	—	13
Interest expense	(16)	—	(5)	(1)	(22)	—	(22)
Other	10	—	—	3	13	—	13
	6	—	(4)	2	4	—	4
Income (loss) before income tax	$670	$37	$5	$2	$714	$(2)	$712

	Six Months Ended June 30, 2015
	Alaska
	Mainline	Regional	Horizon	Parent & Consolidating(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$1,920	$—	$—	$—	$1,920	$—	$1,920
Regional	—	398	—	—	398	—	398
Total passenger revenues	1,920	398	—	—	2,318	—	2,318
CPA revenues	—	—	198	(198)	—	—	—
Freight and mail	50	3	—	—	53	—	53
Other - net	298	35	2	—	335	—	335
Total operating revenues	2,268	436	200	(198)	2,706	—	2,706

Operating expenses
Operating expenses, excluding fuel	1,284	333	181	(198)	1,600	—	1,600
Economic fuel	436	66	—	—	502	(6)	496
Total operating expenses	1,720	399	181	(198)	2,102	(6)	2,096

Nonoperating income (expense)
Interest income	10	—	—	1	11	—	11
Interest expense	(14)	—	(5)	(3)	(22)	—	(22)
Other	14	—	—	3	17	—	17
	10	—	(5)	1	6	—	6
Income (loss) before income tax	$558	$37	$14	$1	$610	$6	$616

(a)	Includes consolidating entries, Parent Company, and other immaterial business units.

(b)
The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain income and charges.

(c)	Includes mark-to-market fuel-hedge accounting charges, and other special items described previously.

Total assets were as follows (in millions):

	June 30, 2016	December 31, 2015
Alaska(a)	$9,101	$8,127
Horizon	729	717
Parent company	5,200	4,734
Elimination of inter-company accounts	(7,995)	(7,048)
Consolidated	$7,035	$6,530

(a)	There are no assets associated with capacity purchase flying at Alaska.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our segment operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note, the risks mentioned in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, and Item 1A "Risk Factors" included within Form 10-Q for the period ended March 31, 2016. This overview summarizes the MD&A, which includes the following sections:

•	Second Quarter Review—highlights from the second quarter of 2016 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and six months ended June 30, 2016. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2016.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

SECOND QUARTER REVIEW

Our consolidated pretax income was $420 million during the second quarter of 2016, compared to $376 million in the second quarter of 2015. The increase of $44 million was mainly due to increased revenues of $57 million and lower aircraft fuel expense of $60 million, partially offset by an increase in non-fuel expenses of $71 million.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the second quarter, both Alaska and Horizon continued their strong on-time performance, reporting that 88.7% and 88.2% of their flights arrived on time, respectively. For the twelve months ended May 2016, Alaska maintained its ranking as the top carrier among the six largest U.S. airlines for on-time performance, according to the U.S. Department of Transportation.

New Markets

New routes launched and announced are as follows:

New Non-Stop Routes Launched in Q2	New Non-Stop Routes Announced (Launch Dates)
San Diego to San Jose, California	Portland, Oregon to Newark, New Jersey (11/10/16)
San Jose to Orange County, California	San Diego to Newark, New Jersey (11/21/16)
Portland to Atlanta	Portland to Sun Valley, Idaho (12/17/16)
Anchorage, Alaska to Spokane, Washington	San Diego to Steamboat Springs, Colorado (12/17/16)
San Jose, California to Newark, New Jersey (2/31/17)
Portland to Orlando, Florida (3/16/17)
Seattle to San Luis Obispo, California (4/13/17)
Los Angeles to Havana, Cuba (TBD)(a)
(a) Flight has been tentatively awarded by the Department of Transportation (DOT). Final DOT determination is expected during the third quarter of 2016.

Shareholder Return

During the second quarter of 2016, we paid cash dividends of $34 million and we repurchased 873 thousand shares of our common stock for $67 million under the $1 billion repurchase program authorized by our Board of Directors in August 2015. Since 2007, we have repurchased 59 million shares of common stock under such programs for $1.5 billion for an average price of $25.90 per share. Prior to the announcement of our pending acquisition of Virgin America, we had planned to return a greater amount to shareholders in 2016 through dividends and stock repurchases than we did in 2015. In the second quarter we paused our share repurchases in advance of the pending acquisition.

Outlook

On April 4, 2016, we announced plans to acquire Virgin America. If approved by regulators, the merger with Virgin America is expected to provide us broader national reach and position us as the go-to airline for people living anywhere along the West Coast. The combined airline will provide 1,200 daily departures to our customers, leveraging our strength in the Pacific Northwest with Virgin America's strength in California. We will also gain additional access to hard-to-come-by landing slots and constrained gates at destinations such as New York (JFK), San Francisco, and Los Angeles. We believe that combining our loyalty programs and networks will provide greater benefits for our West Coast customers and will expand our international partner portfolio giving our customers an even more expansive global reach. The larger platform for growth, and the synergies the combined airline is expected to generate, will allow us to create greater value for our stakeholders. We have agreed to pay $57 per share, or approximately $2.6 billion, in cash for the outstanding common stock of Virgin America.

During the second quarter both Alaska Air Group and Virgin America entered into a timing agreement with the Department of Justice (DOJ), outlining the phasing of certain steps to be taken in connection with the DOJ review of the acquisition. Pursuant to the timing agreement, Alaska Air Group and Virgin America have agreed to provide the DOJ with materials on a planned schedule and have also agreed not to complete the acquisition prior to September 30, 2016, unless the DOJ closes its investigation sooner. We currently expect the acquisition will close in the fourth quarter 2016, which would significantly impact our financial position and results.

We expect our own organic growth to continue in 2016, adding approximately 8.5% system-wide capacity in the current year. Over the past few years, we have seen competitive capacity increase significantly in our markets, especially in our hometown of Seattle. We expect to see even more competitive capacity in 2016. Current schedules indicate competitive capacity will be approximately 13% higher in the third quarter, and 12% higher in the fourth quarter 2016.

Our current expectations for capacity and CASM excluding fuel and special items, and excluding the impact of the pending acquisition of Virgin America, are summarized below:

	Forecast Q3 2016	Change Y-O-Y	Forecast Full Year 2016	Change Y-O-Y
Consolidated:
ASMs (000,000) "capacity"	11,150 - 11,200	~ 8%	43,250 - 43,350	~ 8.5%
CASM excluding fuel and special items (cents)	8.28¢ - 8.33¢	~ 3%	8.25¢ - 8.30¢	~ (0.5)%

Mainline:
ASMs (000,000) "capacity"	9,900 - 9,950	~ 7%	38,400 - 38,500	~ 7%
CASM excluding fuel and special items (cents)	7.37¢ - 7.42¢	~ 3%	7.35¢ - 7.40¢	~ (0.5)%

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2016 TO THREE MONTHS ENDED JUNE 30, 2015

Our consolidated net income for the second quarter of 2016 was $260 million, or $2.10 per diluted share, compared to net income of $234 million, or $1.79 per diluted share, in the second quarter of 2015.

•	In the second quarter of 2016 we recorded special items of $14 million ($9 million after tax) for merger costs associated with our pending acquisition of Virgin America.

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

Pursuant to Regulation G, we have provided reconciliations of reported non-GAAP financial measures to their most directly comparable financial measures reported on a GAAP basis. We believe that consideration of these non-GAAP financial measures may be important to investors for the following reasons:

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

•	Adjusted income before income tax and CASM excluding fuel, and other special items, are important metrics for the employee incentive plan that covers all Air Group employees.

•
CASM excluding fuel and certain special items is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airlines to others in the industry. The measure is also the subject of frequent questions from investors.

•
Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items, such as mark-to-market hedging adjustments or merger costs, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

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

Excluding the impact of mark-to-market fuel hedge adjustments and merger costs, our adjusted consolidated net income for the second quarter of 2016 was $263 million, or $2.12 per diluted share, compared to an adjusted consolidated net income of $230 million, or $1.76 per diluted share, in the second quarter of 2015.

	Three Months Ended June 30,
	2016		2015
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$260	$2.10	$234	$1.79
Mark-to-market fuel hedge adjustments, net of tax	(6)	(0.05)	(4)	(0.03)
Special items - merger costs, net of tax	9	0.07	—	—
Non-GAAP adjusted income and per-share amounts	$263	$2.12	$230	$1.76

Our operating costs per ASM are summarized below:

	Three Months Ended June 30,
(in cents)	2016		2015		% Change
Consolidated:
CASM	9.73	¢	10.70	¢	(9.1)%
Less the following components:
Aircraft fuel, including hedging gains and losses	1.82		2.62		(30.5)%
Special items - merger costs	0.13		—		NM
CASM excluding fuel and special items	7.78	¢	8.08	¢	(3.7)%

Mainline:
CASM	8.60	¢	9.70	¢	(11.3)%
Less the following components:
Aircraft fuel, including hedging gains and losses	1.72		2.53		(32.0)%
CASM excluding fuel and special items	6.88	¢	7.17	¢	(4.0)%

OPERATING STATISTICS SUMMARY (unaudited)
Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended June 30,
	2016	2015	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	8,647	8,024	7.8%
Revenue passenger miles (RPM) (000,000) "traffic"	9,397	8,451	11.2%
Available seat miles (ASM) (000,000) "capacity"	11,062	9,949	11.2%
Load factor	84.9%	84.9%	—
Yield	13.44¢	14.56¢	(7.7)%
Passenger revenue per ASM (PRASM)	11.42¢	12.37¢	(7.7)%
Revenue per ASM (RASM)	13.51¢	14.44¢	(6.4)%
Operating expense per ASM (CASM) excluding fuel and special items(b)	7.78¢	8.08¢	(3.7)%
Economic fuel cost per gallon(b)	$1.53	$2.12	(27.8)%
Fuel gallons (000,000)	138	126	9.5%
ASMs per fuel gallon	80.2	79.0	1.5%
Average full-time equivalent employees (FTEs)	14,470	13,793	4.9%

Mainline Operating Statistics:
Revenue passengers (000)	6,282	5,787	8.6%
RPMs (000,000) "traffic"	8,456	7,662	10.4%
ASMs (000,000) "capacity"	9,875	8,984	9.9%
Load factor	85.6%	85.3%	0.3 pts
Yield	12.25¢	13.29¢	(7.8)%
PRASM	10.49¢	11.34¢	(7.5)%
RASM	12.61¢	13.40¢	(5.9)%
CASM excluding fuel and special items(b)	6.88¢	7.17¢	(4.0)%
Economic fuel cost per gallon(b)	$1.52	$2.12	(28.3)%
Fuel gallons (000,000)	118	110	7.3%
ASMs per fuel gallon	83.7	81.7	2.4%
Average FTEs	11,261	10,726	5.0%
Aircraft utilization	10.8	11.1	(2.7%)
Average aircraft stage length	1,177	1,191	(1.2%)
Operating fleet	152	140	12 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	2,365	2,237	5.7%
RPMs (000,000) "traffic"	941	789	19.3%
ASMs (000,000) "capacity"	1,187	965	23.0%
Load factor	79.3%	81.8%	(2.5 pts)
Yield	24.17¢	26.92¢	(10.2)%
PRASM	19.16¢	21.99¢	(12.9)%
Operating fleet	69	63	6 a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of operating expenses excluding fuel and special items, and a reconciliation of economic fuel costs in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

OPERATING REVENUES

Total operating revenues increased $57 million, or 4%, during the second quarter of 2016 compared to the same period in 2015. The changes are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2016	2015	% Change
Passenger
Mainline	$1,036	$1,019	2%
Regional	227	212	7%
Total passenger revenue	1,263	1,231	3%
Freight and mail	27	30	(10)%
Other - net	204	176	16%
Total operating revenues	$1,494	$1,437	4%

Passenger Revenue – Mainline

In the second quarter of 2016, Mainline passenger revenue increased by 2% due to a 9.9% increase in capacity, largely offset by a decrease of 7.5% in PRASM compared to the second quarter of 2015. The increase in capacity was driven primarily by new routes and larger aircraft added to our fleet since the second quarter of 2015. The decrease in PRASM was driven by a 7.8% decline in ticket yield compared to the prior-year quarter. The decrease in ticket yield was primarily due to increased competitive capacity and industry fare actions in the markets we serve, as well as our own growth. Furthermore, the significant decline in fuel prices over the last year has contributed to lower ticket prices.

Passenger Revenue – Regional

Regional passenger revenue increased 7% compared to the second quarter of 2015 due to a 23.0% increase in capacity, partially offset by a 12.9% decrease in PRASM. The increase in capacity is due to an increase in departures, and average aircraft stage length as well as the annualization of new routes introduced over the past twelve months. The decrease in PRASM is due to a 10.2% decline in ticket yield, as well as a decrease in load factor of 2.5 points. The decrease in yield is due to an increase in competitive capacity in our regional markets and our own growth as we strengthen our network utility in the Pacific Northwest, as well as an increase in the average trip length of our regional flights.

Other – Net

Other - net revenue increased $28 million, or 16%, from the second quarter of 2015, primarily due to increases in Mileage Plan revenue. Mileage Plan revenue increased $26 million, or 32%, due to increased miles sold and higher rates paid by our affinity credit card partner beginning January 1, 2016 as a result of a contract extension.

OPERATING EXPENSES

Total operating expenses increased $11 million, or 1%, compared to the second quarter of 2015. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
(in millions)	2016	2015	% Change
Fuel expense	$201	$261	(23)%
Non-fuel expenses	875	804	9%
Special items - merger costs	14	—	NM
Total Operating Expenses	$1,076	$1,065	1%

Significant operating expense variances from 2015 are more fully described below.

Wages and Benefits

Wages and benefits increased during the second quarter of 2016 by $27 million. The primary components of wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2016	2015	% Change
Wages	$249	$231	8%
Pension - Defined benefit plans	6	7	(14)%
Defined contribution plans	16	15	7%
Medical and other benefits	42	35	20%
Payroll taxes	19	17	12%
Total wages and benefits	$332	$305	9%

Wages increased 8% with a 4.9% increase in FTEs. The increase in wages is primarily attributable to increased FTEs to support the growth in our business, and an increase in the average wages per employee.

Medical and other benefits increased 20% compared to the same period in the prior year. The increase is primarily due to an increase in medical claims with growth in the number of employees and increasing medical costs.

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

Aircraft fuel expense decreased $60 million, or 23% compared to 2015. The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
	2016		2015
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$207	$1.50	$262	$2.08
Losses on settled hedges	4	0.03	5	0.04
Consolidated economic fuel expense	211	1.53	267	2.12
Mark-to-market fuel hedge adjustments	(10)	(0.07)	(6)	(0.05)
GAAP fuel expense	$201	$1.46	$261	$2.07
Fuel gallons	138		126

Fuel expense was lower than in the second quarter of 2015 as the raw fuel price per gallon decreased 28% on a 10% increase in fuel gallons. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the second quarter of 2016 was due to lower crude oil prices of 21% and a decrease in refining margins of 47%, when compared to the prior year.

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

We recognized losses of $4 million for hedges that settled during the second quarter of 2016, compared to losses of $5 million in the second quarter of 2015.  These amounts represent the net cash paid including the premium expense recognized for those hedges.

Aircraft Maintenance

Aircraft maintenance expense increased by $13 million, or 25%, compared to the second quarter of 2015. Maintenance costs increased due to more engine maintenance events in the current quarter. Additionally, in the prior year we received vendor credits, which offset our expense, for engine maintenance that had been previously completed on the B737 fleet.

Contracted Services

Contracted services expense increased $9 million, or 18%, compared to the second quarter of 2015. The increase is primarily due to increased flying at stations where we use vendors to assist us when compared to the second quarter of 2015. Additionally, wage rates have increased in part due to higher minimum wage laws in certain locations.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $13 million, or 16%, compared to the second quarter of 2015. The increase is primarily due to the addition of 20 owned aircraft in the fleet since June 30, 2015.

Food and Beverage Expense

Food and beverage expense increased $3 million, or 11%, compared to the second quarter of 2015. The increase is due to the increased number of passengers, and upgrades to our onboard menu, offering higher quality food and beverage products.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPA agreements, increased $7 million, or 41%, compared to the prior year. The increase is primarily due to more flying by SkyWest in the current quarter when compared to the prior year related to the addition of six E175 aircraft to our regional operations since June 30, 2015.

Other Operating Expenses

Other operating expenses decreased $13 million, or 14%, compared to the second quarter of 2015. The decrease is primarily due to an insurance claim reimbursement received during the second quarter of 2016.

Special Items

We recorded special items of $14 million related to merger costs associated with our pending acquisition of Virgin America.

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $392 million in the second quarter of 2016 compared to $331 million in the second quarter of 2015. Mainline passenger revenue increased $17 million which is described above. Mainline operating expense excluding fuel increased by $34 million to $679 million in 2016 due to higher wages to support our growth, higher ramp and passenger handling associated with increased flying, higher wage rates at stations where we use vendors to assist us, higher maintenance costs and depreciation due to our growing fleet. Economic fuel cost decreased due to lower raw fuel costs, partially offset by a 7.3% increase in consumption.

Alaska Regional

Pretax profit for Alaska Regional was $24 million in the second quarter of 2016 compared to $29 million in the second quarter of 2015. The $15 million increase in Alaska Regional passenger revenue is described above. The increase in revenue and the decline in fuel costs were partially offset by higher expenses to support additional departures.

Horizon

Pretax profit for Horizon was $7 million in the second quarter of 2016 compared to $8 million in the second quarter of 2015. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased due to a higher CPA rate paid by Alaska on similar capacity as in the prior year. The $11 million increase in Horizon's non-fuel operating expenses was largely driven by higher wages to support the additional flying, and increased volume of engine and airframe maintenance events.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2016 TO SIX MONTHS ENDED JUNE 30, 2015

Our consolidated net income for the first six months of 2016 was $444 million, or $3.56 per diluted share, compared to net income of $383 million, or $2.91 per diluted share in the first six months of 2015. Significant items impacting the comparability between the periods are as follows:

•	In the second quarter of 2016 we recorded special items of $14 million ($9 million after tax) related to merger costs associated with our pending acquisition of Virgin America.

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

Excluding the impact of mark-to-market fuel hedge adjustments and special items, our adjusted consolidated net income for the first six months of 2016 was $445 million, or $3.57 per diluted share, compared to an adjusted consolidated net income of $379 million, or $2.88 per share, in the first six months of 2015.

	Six Months Ended June 30,
	2016		2015
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$444	$3.56	$383	$2.91
Mark-to-market fuel hedge adjustments, net of tax	(8)	(0.06)	(4)	(0.03)
Special items - merger costs, net of tax	9	0.07	—	—
Non-GAAP adjusted income and per-share amounts	$445	$3.57	$379	$2.88

Our operating costs per ASM are summarized below:

	Six Months Ended June 30,
(in cents)	2016		2015		% Change
Consolidated:
CASM	9.91	¢	10.91	¢	(9.2)
Less the following components:
Aircraft fuel, including hedging gains and losses	1.71		2.58		(33.7)
Special items - merger costs	0.06		—		NM
CASM excluding fuel and special items	8.14	¢	8.33	¢	(2.3)

Mainline:
CASM	8.80	¢	9.89	¢	(11.0)
Less the following components:
Aircraft fuel, including hedging gains and losses	1.62		2.48		(34.7)
CASM excluding fuel and special items	7.18	¢	7.41	¢	(3.1)

OPERATING STATISTICS SUMMARY (unaudited)
Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which are non-GAAP measures.

	Six Months Ended June 30,
	2016	2015	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	16,482	15,340	7.4%
Revenue passenger miles (RPM) (000,000) "traffic"	17,968	16,173	11.1%
Available seat miles (ASM) (000,000) "capacity"	21,515	19,206	12.0%
Load factor	83.5%	84.2%	(0.7) pts
Yield	13.34¢	14.33¢	(6.9)%
Passenger revenue per ASM (PRASM)	11.14¢	12.07¢	(7.7)%
Revenue per ASM (RASM)	13.21¢	14.09¢	(6.2)%
Operating expense per ASM (CASM) excluding fuel and special items(b)	8.14¢	8.33¢	(2.3)%
Economic fuel cost per gallon(b)	$1.41	$2.05	(31.2)%
Fuel gallons (000,000)	270	245	10.2%
ASMs per fuel gallon	79.7	78.4	1.7%
Average full-time equivalent employees (FTEs)	14,414	13,534	6.5%

Mainline Operating Statistics:
Revenue passengers (000)	11,925	11,022	8.2%
RPMs (000,000) "traffic"	16,172	14,657	10.3%
ASMs (000,000) "capacity"	19,229	17,330	11.0%
Load factor	84.1%	84.6%	(0.5) pts
Yield	12.14¢	13.10¢	(7.3)%
PRASM	10.21¢	11.08¢	(7.9)%
RASM	12.31¢	13.09¢	(6.0)%
CASM excluding fuel and special items(b)	7.18¢	7.41¢	(3.1)%
Economic fuel cost per gallon(b)	$1.40	$2.05	(31.7)%
Fuel gallons (000,000)	231	213	8.5%
ASMs per fuel gallon	83.2	81.4	2.2%
Average FTEs	11,192	10,553	6.1%
Aircraft utilization	10.7	10.8	(0.9%)
Average aircraft stage length	1,195	1,195	—%
Operating fleet	152	140	12 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	4,558	4,318	5.6%
RPMs (000,000) "traffic"	1,796	1,516	18.5%
ASMs (000,000) "capacity"	2,287	1,876	21.9%
Load factor	78.5%	80.8%	(2.3 pts)
Yield	24.13¢	26.28¢	(8.2)%
PRASM	18.95¢	21.25¢	(10.8)%
Operating fleet	69	63	6 a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of operating expenses excluding fuel and special items, and a reconciliation of economic fuel costs in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

OPERATING REVENUES

Total operating revenues increased $135 million, or 5%, during the first six months of 2016 compared to the same period in 2015.  The changes are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2016	2015	% Change
Passenger
Mainline	$1,963	$1,920	2
Regional	433	398	9
Total passenger revenue	2,396	2,318	3
Freight and mail	51	53	(4)
Other - net	394	335	18
Total operating revenues	$2,841	$2,706	5

Passenger Revenue – Mainline

Mainline passenger revenue for the first six months of 2016 increased by 2% on an 11% increase in capacity and a 7.9% decrease in PRASM compared to the same period in 2015. The increase in capacity is driven by routes added in the last twelve months. The decrease in PRASM was driven by a 7.3% decrease in ticket yield as well as a 0.5-point decrease in load factor compared to the prior-year period. Yields decreased due to increased competitive capacity and industry fare actions in the markets we serve, as well as our own growth. The decline in fuel prices has contributed to lower ticket prices, while the decline in load factor was a result of increased capacity.

Passenger Revenue – Regional

Regional passenger revenue increased by $35 million, or 9%, compared to the first six months of 2015, due to a 21.9% increase in capacity, partially offset by a 10.8% decrease in PRASM. The decrease in PRASM was due to a decline in load factor of 2.3 points and a decrease in ticket yield of 8.2%. The decline in yield is due to an increase in competitive capacity in our regional markets and our own growth as we strengthen our network utility in the Pacific Northwest, and an increase in average trip length.

Other – Net

Other - net revenue increased $59 million, or 18%, from the first six months of 2015. Mileage Plan revenue increased $52 million, due to an increase in miles sold, and higher rates paid by our affinity credit card partner beginning January 1, 2016 as a result of a contract extension.

OPERATING EXPENSES

Total operating expenses increased $37 million, or 2%, compared to the first six months of 2015, mostly as a result of higher non-fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,
(in millions)	2016	2015	% Change
Fuel expense	$368	$496	(26)
Non-fuel expenses	1,751	1,600	9
Special items - merger costs	14	—	NM
Total Operating Expenses	$2,133	$2,096	2

Significant operating expense variances from 2015 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first six months of 2016 by $57 million, or 9%, compared to 2015.  The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,
(in millions)	2016	2015	% Change
Wages	$499	$461	8
Pension - Defined benefit plans	13	14	(7)
Defined contribution plans	33	30	10
Medical and other benefits	85	73	16
Payroll taxes	38	33	15
Total wages and benefits	$668	$611	9

Wages increased 8% on a 6.5% increase in FTEs. The increase in wages is largely driven by the increased number of FTEs to support the growth in our business.

Defined contribution plans increased 10%, due to the increased number of FTEs and higher employee participation rates when compared to the prior year, and increased contributions throughout all labor groups.

Medical and other benefits increased 16% compared to the same period in the prior year. The increase is due to an increase in medical claims with the growth in the number of employees and increasing medical costs.

We expect wages and benefits to increase for the full year due to continuing growth in FTEs to support additional aircraft in our fleet, and higher medical and other benefits.

Aircraft Fuel

Aircraft fuel expense decreased $128 million, compared to 2015. The elements of the change are illustrated in the following table:

	Six Months Ended June 30,
	2016		2015
(in millions, except for per gallon amounts)	Dollars	Cost/Gallon	Dollars	Cost/Gallon
Raw or "into-plane" fuel cost	$372	$1.38	$492	$2.01
(Gains) losses on settled hedges	8	0.03	10	0.04
Consolidated economic fuel expense	380	1.41	502	2.05
Mark-to-market fuel hedge adjustments	(12)	(0.04)	(6)	(0.02)
GAAP fuel expense	$368	$1.37	$496	$2.03
Fuel gallons	270		245

The raw fuel price per gallon decreased 31.3% as a result of lower West Coast jet fuel prices. The decrease in raw fuel price per gallon during the first six months of 2016 was due to decreases in refining margins of 46%, and decreases in crude oil prices of 25%.

Losses recognized for hedges that settled during the first six months of the year were $8 million in 2016, compared to $10 million in 2015.  These amounts represent the cash paid for premium expense, offset by cash received from those hedges. The decrease in losses on settled hedges is primarily due to our increasing use of "out of the money" call options as well as purchasing shorter-dated options, both of which reduce the premium cost we pay.

We currently expect our economic fuel price per gallon to be lower in the third quarter of 2016 compared to the third quarter of 2015 due to our current estimate of lower crude prices, lower refining margins, and a decrease in hedge premium expense. For the full year, we expect our economic fuel price per gallon to be lower than the prior year primarily due to lower refining margins.

Aircraft Maintenance

Aircraft maintenance increased by $18 million, or 16%, compared to the prior-year period due to more engine maintenance events in the current year when compared to the prior year. Additionally, in the prior year we received vendor credits, which offset our expense, for engine maintenance that had been previously completed on the B737 fleet.

For the full year, we expect aircraft maintenance to be approximately 3-4% higher than 2015 due to additional aircraft in our fleet.

Contracted Services

Contracted services expense increased $18 million, or 18%, compared to the first six months of 2015. The increase is primarily due to increased flying at stations where we use vendors to assist us when compared to the prior year. Additionally, wage rates have increased in part due to higher minimum wage laws in certain locations.

For the full year, we expect contracted services to be higher than 2015, due to additional flying to more locations where we use vendors to assist us, higher minimum wage rates, and an increase in passenger volume.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $25 million, or 16%, compared to the first six months of 2015. The increase is primarily due to the addition of 20 owned aircraft in the fleet since June 30, 2015.

Special Items

We recorded special items of $14 million related to merger costs associated with our pending acquisition of Virgin America.

Additional Segment Information

Refer to the Notes of the Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $670 million in the first six months of 2016, compared to $558 million in the same period in 2015. The $43 million increase in Mainline passenger revenue is described above. Mainline operating expense excluding fuel increased by $96 million to approximately $1.4 billion in 2016 due to higher wages to support our network growth, higher ramp and passenger handling due to increased flying and higher wage rates at stations where we use vendors to assist us, higher depreciation related to our fleet growth. Economic fuel cost decreased due to lower raw fuel costs, partially offset by an 8.5% increase in consumption.

Alaska Regional

Pretax profit for Alaska Regional was $37 million in the first six months of 2016, compared to $37 million the second quarter of 2015. The increased Regional revenue and the decline in fuel costs were offset by higher expenses to support the growth in our regional network.

Horizon

Pretax profit for Horizon was $5 million in the first six months of 2016, compared to pretax profit of $14 million in the same period in 2015. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased due to additional capacity added in the last 12 months. The $25 million increase in Horizon's non-fuel operating expenses was largely driven by an increased volume of engine overhaul and heavy airframe work, and signing bonuses and overhead restructuring costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.6 billion, and our expected cash from operations;

•	Our 101 unencumbered aircraft in our operating fleet that could be financed, if necessary;

•	Our combined $252 million bank line-of-credit facilities, with no outstanding borrowings.

During the first six months of 2016, we took free and clear delivery of 12 B737-900ER aircraft. We made debt payments totaling $57 million. In addition, we continued to return capital to our shareholders by repurchasing $193 million of our common stock in 2016, and paid dividends totaling $68 million. Because of our strong balance sheet and financial performance, we are one of only three airlines in the U.S. with an investment grade credit rating.

We intend to fund the pending $2.6 billion acquisition of Virgin America with cash on hand and secured debt financing using the majority of our unencumbered aircraft. We currently have business terms, in principle, for all of the financing needed to fund the acquisition.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	June 30, 2016	December 31, 2015	Change
Cash and marketable securities	$1,607	$1,328	21.0%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue	32%	28%	4	pts
Long-term debt, net of current portion	$509	$569	(10.5)%
Shareholders’ equity	$2,627	$2,411	9.0%
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	25%:75%	27%:73%	(2)	pts

(a)	Calculated using the present value of remaining aircraft lease payments for aircraft in our operating fleet as of the end of the period.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first six months of 2016, net cash provided by operating activities was $899 million, compared to $889 million during the same period in 2015. Improved operating results, primarily driven from lower jet fuel costs and higher revenues, contributed to the $10 million increase in operating cash flow.

We typically generate positive cash flows from operations and expect to use that cash flow to buy aircraft and capital equipment, make normal debt payments, and to return capital to shareholders through share repurchases and dividends. We have recently paused our share repurchase program as we are building cash for the pending Virgin America acquisition.

Cash Used in Investing Activities

Cash used in investing activities was $590 million during the first six months of 2016, compared to $594 million during the same period of 2015. Our capital expenditures were $340 million in the first six months of 2016, a decrease of $219 million compared to the the same period in 2015. The decrease in cash used for capital expenditures in the current year is due to fewer pre-delivery deposits on aircraft made when compared to the prior year.

The table below reflects our full-year expectation for capital expenditures and additional expenditures if options are exercised. Options will be exercised only if we believe return on invested capital targets can be met. The table below excludes any associated capitalized interest.

(in millions)	2016	2017	2018	2019
Aircraft and aircraft purchase deposits - firm	$500	$815	$665	$585
Other flight equipment	70	110	65	60
Other property and equipment	125	115	110	95
Total property and equipment additions	$695	$1,040	$840	$740
Option aircraft and aircraft deposits, if exercised(a)	$70	$135	$270	$600

(a)
Alaska has options to acquire 46 B737 aircraft with deliveries from 2018 through 2024. Horizon has options for 30 E175 aircraft with deliveries from 2019 to 2021. Horizon also has options to acquire five Q400 aircraft with deliveries from 2018 through 2019 which we currently do not expect to exercise and related deposits are excluded from the table above.

Cash Used by Financing Activities

Net cash used by financing activities was $301 million during the first six months of 2016 compared to $357 million during the same period in 2015. During the first six months of 2016 we made debt payments of $57 million, stock repurchases of $193 million, and dividend payments totaling $68 million.

Bank Line-of-Credit Facilities

We have two $100 million credit facilities and a $52 million credit facility. Information about these facilities can be found in Note 6 in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. We have no immediate plans to borrow using any of these facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

As of June 30, 2016, we have firm orders to purchase 56 737 aircraft and 33 E175 aircraft. As of June 30, 2016, we also have commitments for 2 Q400 aircraft that we currently do not intend to take delivery of. We also have options to acquire 46 B737 aircraft with deliveries from 2018 through 2024, 30 E175 aircraft with deliveries from 2017 to 2021 and five Q400 aircraft with deliveries from 2018 through 2019. In addition, as of June 30, 2016, we have options in future periods to add regional capacity by having SkyWest operate up to 8 more E175 aircraft.

The following table summarizes expected fleet activity by year:

	Actual Fleet	Expected Fleet Activity(a)
Aircraft	Dec 31, 2015	2016 Changes	Dec 31, 2016	2017-2018 Changes	Dec 31, 2018
737 Freighters & Combis (b)	6	—	6	(3)	3
737 Passenger Aircraft (b)	141	6	147	9	156
Total Mainline Fleet	147	6	153	6	159
Q400 (d)	52	—	52	(15)	37
E175 (c)	5	10	15	28	43
CRJ700 (c)	8	(8)	—	—	—
Total Regional Fleet	65	2	67	13	80
Total	212	8	220	19	239

(a)	The expected fleet counts at December 31, 2016 and beyond are subject to change.

(b)
2016 change in 737 Passenger Aircraft reflects delivery of 19 737-900 aircraft, the retirement of 10 737-400 aircraft and the removal from service of three 737-700 aircraft. The three 737-700 aircraft are being converted to freighters and will return to service in 2017.

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

Fuel Hedge Positions

All of our current oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we benefit from a decline in crude oil prices, as there is no cash outlay other than the premiums we pay to enter into the contracts. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter 2016	50%	$62	$3
Fourth Quarter 2016	50%	$61	$3
Remainder 2016	50%	$62	$3
First Quarter 2017	40%	$58	$3
Second Quarter 2017	30%	$58	$3
Third Quarter 2017	20%	$59	$4
Fourth Quarter 2017	10%	$63	$4
Full Year 2017	25%	$59	$3

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of June 30, 2016. Such commitments do not reflect the pending Virgin America merger.

(in millions)	Remainder of 2016	2017	2018	2019	2020	Beyond 2020	Total
Current and long-term debt obligations	$58	$121	$151	$114	$116	$69	$629
Operating lease commitments(a)	86	189	132	123	113	542	1,185
Aircraft purchase commitments (d)	305	931	725	648	337	400	3,346
Interest obligations(b)	15	26	20	12	7	4	84
Capacity Purchase Agreements(c)	34	78	81	86	92	745	1,116
Total	$498	$1,345	$1,109	$983	$665	$1,760	$6,360

(a)
Operating lease commitments generally include aircraft operating leases (including those under capacity purchase agreements), airport property and hangar leases, office space, and other equipment leases.

(b)	For variable-rate debt, future obligations are shown above using interest rates in effect as of June 30, 2016.

(c)	Includes minimum obligations associated with third-party CPA provider SkyWest. Refer to the "Commitments" note in the condensed consolidated financial statements for further information.

(d)	Includes payments for two Q400 aircraft deliveries in 2018 that are currently contracted. However, at this time we do not expect to take delivery of those aircraft.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates for the six months ended June 30, 2016. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Free Cash Flow - total operating cash flow generated less cash paid for capital expenditures (shown as Total property and equipment additions on the statement of cash flows)

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with paying passengers

Mainline - represents flying Boeing 737 jets and all associated revenues and costs

PRASM - passenger revenue per ASM; commonly called “passenger unit revenue”

Productivity - number of revenue passengers per full-time equivalent employee

RASM - operating revenue per ASMs, or "unit revenue"; operating revenue includes all passenger revenue, freight & mail, Mileage Plan, and other ancillary revenue; represents the average total revenue for flying one seat one mile

Regional - represents capacity purchased by Alaska from Horizon, SkyWest, and PenAir. In this segment, Alaska Regional records actual on-board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under the respective capacity purchased arrangement (CPAs). Additionally, Alaska Regional includes an allocation of corporate overhead such as IT, finance, other administrative costs incurred by Alaska and on behalf of Horizon

RPMs - revenue passenger miles, or "traffic"; represents the number of seats that were filled with paying passengers; one passenger traveling one mile is one RPM

Yield - passenger revenue per RPM; represents the average revenue for flying one passenger one mile

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our quarterly report on Form 10-Q for the period ended March 31, 2016. However you should carefully consider the factors discussed in such section of our Annual Report on Form 10-K and Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
April 1, 2016 - April 30, 2016	682,273	$78.33
May 1, 2016 - May 6, 2016	191,123	69.61
Total	873,396	$76.43	$687

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

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Managing Director, Accounting and Controller
(Principal Accounting Officer)

August 2, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of April 1, 2016, by and among Virgin America Inc., Alaska Air Group, Inc. and Alpine Acquisition Corp.	8-K	April 4, 2016	2.1
10.1†	Form of Nonqualified Stock Option Agreement	10-Q
10.2†	Form of Incentive Stock Option Agreement	10-Q
10.3†	Form of Performance Stock Unit Award Agreement	10-Q
10.4†	Form of Stock Unit Award Agreement	10-Q
10.5	Alaska Air Group, Inc. 2016 Performance Incentive Plan	8-K	May 18, 2016	10.1
10.6#	Purchase Agreement, dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 9, 2016	10.1
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
#
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.