Form 10-Q
period 2016-09-30
ALASKA AIR GROUP, INC.
filed 2016-11-02
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The registrant has 123,271,393 common shares, par value $0.01, outstanding at October 31, 2016.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2015, as well as in other documents filed by Alaska Air Group with the SEC after the date thereof. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$1,818	$73
Marketable securities	1,408	1,255
Total cash and marketable securities	3,226	1,328
Receivables - net	232	212
Inventories and supplies - net	44	51
Prepaid expenses and other current assets	98	72
Total Current Assets	3,600	1,663

Property and Equipment
Aircraft and other flight equipment	6,398	5,690
Other property and equipment	1,021	955
Deposits for future flight equipment	489	771
	7,908	7,416
Less accumulated depreciation and amortization	2,877	2,614
Total Property and Equipment - Net	5,031	4,802

Other Assets	68	65

Total Assets	$8,699	$6,530

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2016	December 31, 2015
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$71	$63
Accrued wages, vacation and payroll taxes	257	298
Air traffic liability	785	669
Other accrued liabilities	735	661
Current portion of long-term debt	275	114
Total Current Liabilities	2,123	1,805

Long-Term Debt, Net of Current Portion	1,861	569
Other Liabilities and Credits
Deferred income taxes	733	682
Deferred revenue	491	431
Obligation for pension and postretirement medical benefits	272	270
Other liabilities	355	362
	1,851	1,745
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 200,000,000 shares, Issued: 2016 - 129,127,597 shares; 2015 - 128,442,099 shares, Outstanding: 2016 - 123,266,014 shares; 2015 - 125,175,325 shares	1	1
Capital in excess of par value	103	73
Treasury stock (common), at cost: 2016 - 5,861,583 shares; 2015 - 3,266,774 shares	(444)	(250)
Accumulated other comprehensive loss	(284)	(303)
Retained earnings	3,488	2,890
	2,864	2,411
Total Liabilities and Shareholders' Equity	$8,699	$6,530

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Operating Revenues
Passenger
Mainline	$1,073	$1,057	$3,036	$2,977
Regional	249	240	682	638
Total passenger revenue	1,322	1,297	3,718	3,615
Freight and mail	31	30	82	83
Other - net	213	188	607	523
Total Operating Revenues	1,566	1,515	4,407	4,221

Operating Expenses
Wages and benefits	340	312	1,008	923
Variable incentive pay	31	32	95	90
Aircraft fuel, including hedging gains and losses	225	245	593	741
Aircraft maintenance	64	67	197	182
Aircraft rent	25	26	80	78
Landing fees and other rentals	89	80	232	217
Contracted services	63	54	183	157
Selling expenses	58	53	162	160
Depreciation and amortization	101	81	281	236
Food and beverage service	31	30	93	83
Third-party regional carrier expense	25	20	72	52
Other	92	82	267	259
Special items - merger-related costs	22	—	36	—
Total Operating Expenses	1,166	1,082	3,299	3,178
Operating Income	400	433	1,108	1,043

Nonoperating Income (Expense)
Interest income	7	5	20	16
Interest expense	(11)	(10)	(33)	(32)
Interest capitalized	6	9	21	25
Other - net	—	—	(2)	1
	2	4	6	10
Income before income tax	402	437	1,114	1,053
Income tax expense	146	163	414	396
Net Income	$256	$274	$700	$657

Basic Earnings Per Share:	$2.08	$2.15	$5.66	$5.08
Diluted Earnings Per Share:	$2.07	$2.14	$5.63	$5.05

Shares used for computation:
Basic	123.149	127.308	123.648	129.231
Diluted	123.833	128.205	124.393	130.200

Cash dividend declared per share:	$0.275	$0.20	$0.825	$0.60
See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Net Income	$256	$274	$700	$657

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	(2)	—	17	2
Reclassification of (gains) losses into Other-net nonoperating income (expense)	—	—	(1)	—
Income tax effect	—	—	(6)	(1)
Total	(2)	—	10	1

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits	5	3	15	11
Income tax effect	(1)	(1)	(5)	(4)
Total	4	2	10	7

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	1	(5)	(6)	(8)
Reclassification of (gains) losses into Aircraft rent	1	2	4	5
Income tax effect	(1)	2	1	2
Total	1	(1)	(1)	(1)

Other Comprehensive Income	3	1	19	7

Comprehensive Income	$259	$275	$719	$664

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$700	$657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281	236
Stock-based compensation and other	19	22
Changes in certain assets and liabilities:
Changes in deferred tax provision	47	(17)
Increase (decrease) in air traffic liability	116	129
Increase (decrease) in deferred revenue	60	42
Other - net	(17)	160
Net cash provided by operating activities	1,206	1,229

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(408)	(563)
Other flight equipment	(35)	(61)
Other property and equipment	(66)	(44)
Total property and equipment additions, including capitalized interest	(509)	(668)
Purchases of marketable securities	(775)	(876)
Sales and maturities of marketable securities	638	818
Proceeds from disposition of assets and changes in restricted deposits	5	(1)
Net cash used in investing activities	(641)	(727)

Cash flows from financing activities:
Proceeds from issuance of debt	1,546	—
Long-term debt payments	(93)	(93)
Common stock repurchases	(193)	(381)
Dividends paid	(102)	(78)
Other financing activities	22	31
Net cash provided (used) by financing activities	1,180	(521)
Net increase (decrease) in cash and cash equivalents	1,745	(19)
Cash and cash equivalents at beginning of year	73	107
Cash and cash equivalents at end of the period	$1,818	$88

Supplemental disclosure:
Cash paid during the period for:
Interest (net of amount capitalized)	$12	$9
Income taxes paid	321	262
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Alaska Air Group, Inc. (Air Group or the Company) and its primary subsidiaries, Alaska Airlines, Inc. (Alaska) and Horizon Air Industries, Inc. (Horizon), through which the Company conducts substantially all of its operations. All intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in the Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of September 30, 2016, as well as the results of operations for the three and nine months ended September 30, 2016 and 2015. The adjustments made were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment, and other factors, operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of operating results for the entire year.

Certain reclassifications have been made to prior year financial statements to conform with classifications used in the current year.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers" (Topic 606), Principal versus Agent Considerations, which provides guidance when a revenue transaction involves a third party in providing goods or services to a customer in determining whether the Company is considered the principal or the agent in the transaction. Entities are permitted to use either a full retrospective or cumulative effect transition method, and are required to adopt all parts of the new revenue standard using the same transition method. The new standard is effective for the Company on January 1, 2018. At this time, the Company believes the most significant impact to the financial statements will be in Mileage Plan revenues and liabilities. The Company currently uses the incremental cost approach for miles earned through travel. This standard eliminates that option and the Company will be required to increase its liability for earned miles through a relative selling price model. The Company continues to evaluate the full impact of the standard, and currently plans to apply the full retrospective transition method.

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

NOTE 2. PROPOSED ACQUISITION OF VIRGIN AMERICA

On April 1, 2016 the Company entered into an agreement to acquire Virgin America. The Company has agreed to pay Virgin America shareholders $57 per share, or approximately $2.6 billion, in cash for the outstanding common stock of Virgin America. In addition, the Company expects to assume Virgin America's debt and lease obligations, other than related party debt, on the date of acquisition. The merger has been approved by Virgin America's shareholders and is subject to final approval by various regulatory bodies. The Department of Justice (DOJ) is currently reviewing the transaction.

As of September 30, 2016, the Company has incurred merger-related costs of $36 million. Costs classified as merger-related are directly attributable to merger activities. These costs are classified as special items within the Statement of Operations. The Company expects to continue to incur merger-related costs in the future if the transaction closes.

NOTE 3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

September 30, 2016	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$16	$—	$—	$16
Cash equivalents	1,802	—	—	1,802
Cash and cash equivalents	1,818	—	—	1,818
U.S. government and agency securities	330	2	—	332
Foreign government bonds	36	—	—	36
Asset-backed securities	153	1	—	154
Mortgage-backed securities	102	—	—	102
Corporate notes and bonds	760	8	(1)	767
Municipal securities	17	—	—	17
Marketable securities	1,398	11	(1)	1,408
Total	$3,216	$11	$(1)	$3,226

December 31, 2015	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$4	$—	$—	$4
Cash equivalents	69	—	—	69
Cash and cash equivalents	73	—	—	73
U.S. government and agency securities	254	—	(1)	253
Foreign government bonds	31	—	—	31
Asset-backed securities	130	—	—	130
Mortgage-backed securities	117	—	(1)	116
Corporate notes and bonds	711	1	(4)	708
Municipal securities	17	—	—	17
Marketable securities	1,260	1	(6)	1,255
Total	$1,333	$1	$(6)	$1,328

The large increase in cash and cash equivalents is due to debt financing received in anticipation of the pending merger with Virgin America.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2016.

Activity for marketable securities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales and maturities	$280	$142	$638	$818
Gross realized gains	—	—	2	2
Gross realized losses	—	—	(1)	(2)

Maturities for marketable securities (in millions):

September 30, 2016	Cost Basis	Fair Value
Due in one year or less	$283	$283
Due after one year through five years	1,108	1,118
Due after five years through 10 years	7	7
Due after 10 years	—	—
Total	$1,398	$1,408

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

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

September 30, 2016	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$332	$—	$332
Foreign government bonds	—	36	36
Asset-backed securities	—	154	154
Mortgage-backed securities	—	102	102
Corporate notes and bonds	—	767	767
Municipal securities	—	17	17
Total Marketable securities	332	1,076	1,408
Derivative instruments
Fuel hedge call options	—	16	16
Total Assets	332	1,092	1,424

Liabilities
Derivative instruments
Interest rate swap agreements	—	(20)	(20)
Total Liabilities	—	(20)	(20)

December 31, 2015	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$253	$—	$253
Foreign government bonds	—	31	31
Asset-backed securities	—	130	130
Mortgage-backed securities	—	116	116
Corporate notes and bonds	—	708	708
Municipal securities	—	17	17
Total Marketable securities	253	1,002	1,255
Derivative instruments
Fuel hedge call options	—	4	4
Total Assets	253	1,006	1,259

Liabilities
Derivative instruments
Interest rate swap agreements	—	(18)	(18)
Total Liabilities	—	(18)	(18)

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

The Company has no financial assets that are measured at fair value on a nonrecurring basis at September 30, 2016.

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

Fixed-rate debt which is not carried at fair value on the consolidated balance sheet, has an estimated fair value of (in millions):

	September 30, 2016	December 31, 2015
Carrying amount	$730	$520
Fair value	759	557

NOTE 5. MILEAGE PLAN

Alaska's Mileage Plan liabilities and deferrals on the consolidated balance sheets (in millions):

	September 30, 2016	December 31, 2015
Current Liabilities:
Other accrued liabilities	$405	$368
Other Liabilities and Credits:
Deferred revenue	489	427
Other liabilities	19	19
Total	$913	$814

Alaska's Mileage Plan revenue included in the consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Passenger revenues	$73	$66	$215	$199
Other - net revenues	107	85	318	244
Total	$180	$151	$533	$443

NOTE 6. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	September 30, 2016	December 31, 2015
Fixed-rate notes payable due through 2026	$730	$520
Variable-rate notes payable due through 2028	1,423	166
Less debt issuance costs	(17)	(3)
Total debt	2,136	683
Less current portion	275	114
Long-term debt, less current portion	$1,861	$569

Weighted-average fixed-interest rate	4.6%	5.7%
Weighted-average variable-interest rate	2.3%	1.8%

During the nine months ended September 30, 2016, the Company made debt payments of $93 million. In the current quarter the Company obtained approximately $1.5 billion of secured debt financing from multiple lenders in anticipation of the pending merger with Virgin America. The loans are secured by a total of 53 aircraft, including 34 737-900ER aircraft and 19 737-800 aircraft.

To hedge the volatility of the underlying variable interest rates on $300 million of the debt obtained in the third quarter of 2016, the Company entered into two interest rate swap agreements. The interest rate swap agreements stipulate that the Company pay a fixed interest rate over the term of the loans and receive a floating interest rate. We have designated these agreements as qualifying hedging instruments and are accounting for them as cash flow hedges. The interest rate swap agreements expire October 2022 and September 2026 to coincide with the debt termination dates.

Interest rate swaps are recognized at fair value on the balance sheet, and changes in the fair value are recognized in accumulated other comprehensive income (loss). The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is recognized in interest expense, if material.

Subsequent to September 30, 2016, the Company obtained an additional $100 million of secured debt financing in anticipation of the pending merger with Virgin America. Subsequent events are further discussed in Note 11.

As discussed in Note 1, the Company adopted ASU 2015-03 which resulted in a reclassification of debt issuance costs as an offset to debt in the consolidated balance sheet.

At September 30, 2016, scheduled long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2016	$47
2017	282
2018	315
2019	281
2020	286
Thereafter	942
Total	$2,153

Bank Lines of Credit

The Company has two $100 million credit facilities and one $52 million credit facility. All three facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in September 2017, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The $52 million facility expires in October 2017 with a mechanism for annual renewal and is secured by two 737-800 aircraft. The Company has no immediate plans to borrow using any of these facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at September 30, 2016.

NOTE 7. EMPLOYEE BENEFIT PLANS

The Company has a number of employee benefit plans, including qualified and nonqualified defined-benefit plans, defined-contribution plans, postretirement medical benefits, and long-term disability benefits. In relation to the qualified plans, net periodic benefit costs recognized included the following components for the three and nine months ended September 30, 2016 (in millions). Amounts recognized in relation to all other plans were immaterial to the quarter.

	Qualified Defined - Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$9	$11	$27	$31
Interest cost	18	21	55	63
Expected return on assets	(27)	(31)	(81)	(92)
Amortization of prior service costs	(1)	(1)	(1)	(1)
Recognized actuarial loss (gain)	7	7	19	20
Total	$6	$7	$19	$21

NOTE 8. COMMITMENTS

Future minimum fixed payments for commitments (in millions):

September 30, 2016	Aircraft Leases	Facility Leases	Aircraft Purchase Commitments	Capacity Purchase Agreements (a)
Remainder of 2016	$20	$24	$146	$17
2017	99	91	931	78
2018	90	43	724	81
2019	82	43	645	86
2020	73	40	334	92
Thereafter	400	188	397	746
Total	$764	$429	$3,177	$1,100
(a) Includes all non-aircraft lease costs associated with CPA arrangements.

Lease Commitments

At September 30, 2016, the Company’s fleet includes lease contracts for 18 B737 aircraft and 15 Q400s. Additionally, the fleet includes 16 lease commitments under the CPA with SkyWest, comprising 3 CRJ-700s and 13 E175s. All lease contracts have remaining noncancelable lease terms ranging from 2016 to 2029. The Company has the option to increase capacity flown by SkyWest with 8 additional E175 aircraft with delivery in 2019.

The majority of airport and terminal facilities are also leased. Rent expense for aircraft and facility leases was $82 million and $77 million for the three months ended September 30, 2016 and 2015, respectively. Rent expense for aircraft and facility leases was $226 million and $217 million for the nine months ended September 30, 2016 and 2015, respectively.

Aircraft Purchase Commitments

As discussed in Note 11, subsequent to September 30, 2016 the Company deferred the delivery of four 737-MAX aircraft with deliveries in 2017 and 2018, and exercised five 737-900ER options for delivery in 2018. These changes are not reflected in the commitments table above. Inclusive of these changes, the Company is committed to purchasing 56 B737 aircraft (19 737-900ER aircraft and 37 737 MAX aircraft), and 33 E175 aircraft, with deliveries in 2016 through 2023. In addition, the Company has options to purchase 41 B737 aircraft, and 30 E175 aircraft, which are not reflected in the commitments table above.

Capacity Purchase Agreements (CPAs)

At September 30, 2016, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. In addition, Alaska has CPAs with SkyWest to fly certain routes in the Lower 48 and with PenAir to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Management believes the ultimate disposition of these matters is not likely to materially affect the Company's financial position or results of operations. This forward-looking statement is based on management's current understanding of the relevant law and facts, and is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of arbitrators, judges and juries.

On September 7, 2016, a private antitrust action captioned Daniel Grace, et al., v. Alaska Air Group, Inc., et al. was filed in the United States District Court for the Northern District of California, against the Company.  The complaint was subsequently amended by the plaintiffs on October 28, 2016 to, among other matters, add Virgin America Inc. as a defendant and modify the list of named plaintiffs. The plaintiffs, each of whom the complaint describes as air passengers, allege that the pending merger of Virgin America Inc. with the Company would violate Section 7 of the Clayton Antitrust Act (15 U.S.C. §18), as well as Section 1 of the Sherman Antitrust Act (15 U.S.C. §1).  The complaint seeks, among other matters, to preliminarily as well as permanently enjoin the pending merger, and also seeks attorneys’ fees.  On October 19, 2016, the Court held a hearing on plaintiffs’ motion for a preliminary injunction.  The Court did not rule at the hearing on whether to issue the preliminary injunction, but did subsequently issue an order requiring the defendants to provide the Court and the plaintiffs with at least seven calendar days’ notice before consummating the merger, noting that any consummation of the merger would be subject to divestiture.  At the Court’s direction, the parties have submitted to the Court a proposed pretrial and trial schedule assuming a December 2016 trial date.  The Company believes the allegations in this complaint are without merit and we intend to defend against them vigorously.

NOTE 9. SHAREHOLDERS' EQUITY

Dividends

During the three months ended September 30, 2016, the Company declared and paid cash dividends of $0.275 per share, or $34 million. During the nine months ended September 30, 2016, the Company declared and paid cash dividends of $0.825 per share, or $102 million.

Common Stock Repurchase

In May 2014, the Board of Directors authorized a $650 million share repurchase program, which was completed in October 2015. In August 2015, the Board of Directors authorized a $1 billion share repurchase program, which was paused in the second quarter of 2016 in anticipation of the pending acquisition of Virgin America.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2015 Repurchase Program - $1 billion	—	$—	—	$—	2,594,809	$193	—	$—
2014 Repurchase Program - $650 million	—	—	1,588,251	119	—	—	5,649,805	381
Total	—	$—	1,588,251	$119	2,594,809	$193	5,649,805	$381

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive income (loss), net of tax (in millions):

	September 30, 2016	December 31, 2015
Marketable securities	$7	$(3)
Employee benefit plans	(278)	(288)
Interest rate derivatives	(13)	(12)
Total	$(284)	$(303)

NOTE 10. OPERATING SEGMENT INFORMATION

Air Group has two operating airlines - Alaska and Horizon. Each is a regulated airline with separate management teams. To manage the two operating airlines and the revenues and expenses associated with the CPAs, management views the business in three operating segments:
Alaska Mainline - The Boeing 737 part of Alaska's business.
Alaska Regional - Alaska's shorter distance network. In this segment, Alaska Regional records actual on board passenger revenue and costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir for the capacity purchased under CPAs. Additionally, Alaska Regional includes an allocation of corporate overhead such as IT, finance and other administrative costs incurred by Alaska on behalf of the regional operations.
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

Operating segment information is as follows (in millions):

	Three Months Ended September 30, 2016
	Alaska
	Mainline	Regional	Horizon	Parent & Consolidating(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$1,073	$—	$—	$—	$1,073	$—	$1,073
Regional	—	249	—	—	249	—	249
Total passenger revenues	1,073	249	—	—	1,322	—	1,322
CPA revenues	—	—	109	(109)	—	—	—
Freight and mail	30	1	—	—	31	—	31
Other - net	190	21	1	1	213	—	213
Total operating revenues	1,293	271	110	(108)	1,566	—	1,566

Operating expenses
Operating expenses, excluding fuel	727	202	99	(109)	919	22	941
Economic fuel	188	34	—	—	222	3	225
Total operating expenses	915	236	99	(109)	1,141	25	1,166

Nonoperating income (expense)
Interest income	7	—	—	—	7	—	7
Interest expense	(7)	—	(2)	(2)	(11)	—	(11)
Other	5	—	—	1	6	—	6
	5	—	(2)	(1)	2	—	2
Income (loss) before income tax	$383	$35	$9	$—	$427	$(25)	$402

	Three Months Ended September 30, 2015
	Alaska
	Mainline	Regional	Horizon	Parent & Consolidating(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$1,057	$—	$—	$—	$1,057	$—	$1,057
Regional	—	240	—	—	240	—	240
Total passenger revenues	1,057	240	—	—	1,297	—	1,297
CPA revenues	—	—	105	(105)	—	—	—
Freight and mail	29	1	—	—	30	—	30
Other - net	167	20	1	—	188	—	188
Total operating revenues	1,253	261	106	(105)	1,515	—	1,515

Operating expenses
Operating expenses, excluding fuel	667	181	93	(104)	837	—	837
Economic fuel	205	35	—	—	240	5	245
Total operating expenses	872	216	93	(104)	1,077	5	1,082

Nonoperating income (expense)
Interest income	5	—	—	—	5	—	5
Interest expense	(7)	—	(3)	—	(10)	—	(10)
Other	7	—	—	2	9	—	9
	5	—	(3)	2	4	—	4
Income (loss) before income tax	$386	$45	$10	$1	$442	$(5)	$437

	Nine Months Ended September 30, 2016
	Alaska
	Mainline	Regional	Horizon	Parent & Consolidating(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	3,036	—	$—	$—	$3,036	$—	$3,036
Regional	—	682	—	—	682	—	682
Total passenger revenues	3,036	682	—	—	3,718	—	3,718
CPA revenues	—	—	322	(322)	—	—	—
Freight and mail	79	3	—	—	82	—	82
Other - net	546	57	3	1	607	—	607
Total operating revenues	3,661	742	325	(321)	4,407	—	4,407

Operating expenses
Operating expenses, excluding fuel	2,107	580	305	(322)	2,670	36	2,706
Economic fuel	512	90	—	—	602	(9)	593
Total operating expenses	2,619	670	305	(322)	3,272	27	3,299

Nonoperating income (expense)
Interest income	19	—	1	—	20	—	20
Interest expense	(23)	—	(7)	(3)	(33)	—	(33)
Other	15	—	—	4	19	—	19
	11	—	(6)	1	6	—	6
Income (loss) before income tax	$1,053	$72	$14	$2	$1,141	$(27)	$1,114

	Nine Months Ended September 30, 2015
	Alaska
	Mainline	Regional	Horizon	Parent & Consolidating(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$2,977	$—	$—	$—	$2,977	$—	$2,977
Regional	—	638	—	—	638	—	638
Total passenger revenues	2,977	638	—	—	3,615	—	3,615
CPA revenues	—	—	303	(303)	—	—	—
Freight and mail	79	4	—	—	83	—	83
Other - net	465	55	3	—	523	—	523
Total operating revenues	3,521	697	306	(303)	4,221	—	4,221

Operating expenses
Operating expenses, excluding fuel	1,951	514	274	(302)	2,437	—	2,437
Economic fuel	641	101	—	—	742	(1)	741
Total operating expenses	2,592	615	274	(302)	3,179	(1)	3,178

Nonoperating income (expense)
Interest income	15	—	—	1	16	—	16
Interest expense	(21)	—	(8)	(3)	(32)	—	(32)
Other	21	—	—	5	26	—	26
	15	—	(8)	3	10	—	10
Income (loss) before income tax	$944	$82	$24	$2	$1,052	$1	$1,053

(a)	Includes consolidating entries, Parent Company, and other immaterial business units.

(b)
The adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain income and charges.

(c)	Includes mark-to-market fuel-hedge accounting charges, and other special items described previously.

Total assets were as follows (in millions):

	September 30, 2016	December 31, 2015
Alaska(a)	$10,949	$8,127
Horizon	716	717
Parent company	5,479	4,734
Elimination of inter-company accounts	(8,445)	(7,048)
Consolidated	$8,699	$6,530

(a)	There are no assets associated with capacity purchase flying at Alaska.

NOTE 11. SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company obtained an additional $100 million of fixed rate secured debt financing in anticipation of the pending merger with Virgin America. The loan is secured by three 737-900ER aircraft and matures in September of 2024.

On October 11, 2016 the Company deferred delivery of four 737-MAX aircraft originally scheduled for delivery in 2017 and 2018. Concurrently, the Company exercised five options for 737-900ER aircraft to be delivered in 2018.

Effective October 1, 2016, the Company changed its accounting estimate for the expected useful life of certain operating aircraft and related parts from 20 years to 25 years. As the change in estimate will be applied prospectively, further required disclosures will be reflected in the 2016 Form 10-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company, our segment operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note, the risks mentioned in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as other documents filed by Alaska Air Group with the SEC after the date thereof. This overview summarizes the MD&A, which includes the following sections:

•	Third Quarter Review—highlights from the third quarter of 2016 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and nine months ended September 30, 2016. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2016.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

THIRD QUARTER REVIEW

Our consolidated pretax income was $402 million during the third quarter of 2016, compared to $437 million in the third quarter of 2015. The decrease of $35 million was mainly due to an increase in non-fuel expenses of $104 million, partially offset by increased revenues of $51 million and lower aircraft fuel expense of $20 million.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the third quarter, both Alaska and Horizon continued their strong on-time performance, reporting that 89.2% and 85.4% of their flights arrived on time, respectively. For the twelve months ended August 2016, Alaska maintained its ranking as the top carrier among the six largest U.S. airlines for on-time performance, according to the U.S. Department of Transportation.

New Markets

No new routes were launched in the third quarter. New routes announced were as follows:

New Non-Stop Routes Announced (Launch Dates)
Portland, Oregon to Newark, New Jersey (11/10/16)
San Diego to Newark, New Jersey (11/21/16)
Portland to Sun Valley, Idaho (12/17/16)
Los Angeles to Havana, Cuba (1/5/17)
San Jose, California to Newark, New Jersey (3/12/17)
Seattle to Wichita, Kansas (4/13/17)
Seattle to Indianapolis, Indiana (5/11/17)

Shareholder Return

During the third quarter of 2016, we paid cash dividends of $34 million. In the second quarter we paused our share repurchases in anticipation of the pending acquisition of Virgin America. Since 2007, we have repurchased 59 million shares of common stock under repurchase programs for $1.5 billion at an average price of $25.90 per share.

Outlook

On April 4, 2016, we announced plans to acquire Virgin America. If approved by regulators, the merger with Virgin America is expected to provide us broader national reach and position us as the go-to airline for people living on the West Coast. The combined airline will provide 1,200 daily departures to our customers, leveraging our strength in the Pacific Northwest with Virgin America's strength in California. We will also gain additional access to hard-to-come-by landing slots and constrained gates at destinations such as New York (JFK), San Francisco, and Los Angeles. We believe that combining our loyalty programs and networks will provide greater benefits for our customers and will expand our international partner portfolio giving our customers an even more expansive global reach. The larger platform for growth, along with the synergies the combined airline is expected to generate, will allow us to create greater value for our stakeholders. We have agreed to pay $57 per share, or approximately $2.6 billion in cash for the outstanding common stock of Virgin America. The Department of Justice (DOJ) is currently reviewing the transaction.

We expect our organic growth to continue in 2016, adding approximately 8.5% system-wide capacity for the full year. Over the past few years, we have seen competitive capacity increase significantly in our markets, especially in our hometown of Seattle. Current schedules indicate competitive capacity will be approximately 10% higher in the fourth quarter 2016, and 9% higher in the first quarter of 2017.

Our current expectations for capacity and CASM excluding fuel and special items, and excluding the impact of the pending acquisition of Virgin America, are summarized below:

	Forecast Q4 2016	Change Y-O-Y	Forecast Full Year 2016	Change Y-O-Y
Consolidated:
ASMs (000,000) "capacity"	10,625 - 10,675	~ 3%	43,350 - 43,400	~ 8.5%
CASM excluding fuel and special items (cents)	8.54¢ - 8.59¢	~ 0.5%	8.25¢ - 8.27¢	~ (0.5)%

Mainline:
ASMs (000,000) "capacity"	9,475 - 9,525	~ 2%	38,700 - 38,750	~ 8%
CASM excluding fuel and special items (cents)	7.53¢ - 7.57¢	~ flat	7.29¢ - 7.31¢	~ (1)%

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2016 TO THREE MONTHS ENDED SEPTEMBER 30, 2015

Our consolidated net income for the third quarter of 2016 was $256 million, or $2.07 per diluted share, compared to net income of $274 million, or $2.14 per diluted share, in the third quarter of 2015.

•	In the third quarter of 2016, we recorded special items of $22 million for merger-related costs associated with our pending acquisition of Virgin America.

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

•	Adjusted income before income tax and CASM excluding fuel, and other special items, are important metrics for the employee incentive plan that covers all Alaska and Horizon employees.

•
CASM excluding fuel and certain special items is a measure commonly used by industry analysts, and we believe it is the basis by which they compare our airlines to others in the industry. The measure is also the subject of frequent questions from investors.

•
Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items, such as mark-to-market hedging adjustments or merger-related costs, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

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

Excluding the impact of merger-related costs and mark-to-market fuel hedge adjustments, our adjusted consolidated net income for the third quarter of 2016 was $272 million, or $2.20 per diluted share, compared to an adjusted consolidated net income of $277 million, or $2.16 per diluted share, in the third quarter of 2015.

	Three Months Ended September 30,
	2016		2015
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$256	$2.07	$274	$2.14
Mark-to-market fuel hedge adjustments	3	0.02	5	0.04
Special items - merger-related costs	22	0.18	—	—
Income tax effect	$(9)	$(0.07)	(2)	(0.02)
Non-GAAP adjusted income and per-share amounts	$272	$2.20	$277	$2.16

Our operating costs per ASM are summarized below:

	Three Months Ended September 30,
(in cents)	2016		2015		% Change
Consolidated:
CASM	10.40	¢	10.44	¢	(0.4)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.01		2.37		(15.2)
Special items - merger-related costs	0.19		—		NM
CASM excluding fuel and special items	8.20	¢	8.07	¢	1.6

Mainline:
CASM	9.19	¢	9.45	¢	(2.8)
Less the following components:
Aircraft fuel, including hedging gains and losses	1.91		2.26		(15.5)
CASM excluding fuel and special items	7.28	¢	7.19	¢	1.3

OPERATING STATISTICS SUMMARY (unaudited)
Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which are non-GAAP measures.

	Three Months Ended September 30,
	2016	2015	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	9,054	8,616	5.1%
Revenue passenger miles (RPM) (000,000) "traffic"	9,601	8,878	8.1%
Available seat miles (ASM) (000,000) "capacity"	11,212	10,368	8.1%
Load factor	85.6%	85.6%	—
Yield	13.77¢	14.61¢	(5.7)%
Passenger revenue per ASM (PRASM)	11.79¢	12.51¢	(5.8)%
Revenue per ASM (RASM)	13.97¢	14.61¢	(4.4)%
Operating expense per ASM (CASM) excluding fuel and special items(b)	8.20¢	8.07¢	1.6%
Economic fuel cost per gallon(b)	$1.58	$1.82	(13.2)%
Fuel gallons (000,000)	140	132	6.1%
ASMs per fuel gallon	80.1	78.5	2.0%
Average full-time equivalent employees (FTEs)	14,674	14,003	4.8%

Mainline Operating Statistics:
Revenue passengers (000)	6,507	6,171	5.4%
RPMs (000,000) "traffic"	8,595	7,976	7.8%
ASMs (000,000) "capacity"	9,987	9,278	7.6%
Load factor	86.1%	86.0%	0.1 pts
Yield	12.49¢	13.26¢	(5.8)%
PRASM	10.75¢	11.40¢	(5.7)%
RASM	12.96¢	13.50¢	(4.0)%
CASM excluding fuel and special items(b)	7.28¢	7.19¢	1.3%
Economic fuel cost per gallon(b)	$1.57	$1.81	(13.3)%
Fuel gallons (000,000)	119	113	5.3%
ASMs per fuel gallon	83.9	82.1	2.2%
Average FTEs	11,397	10,824	5.3%
Aircraft utilization	10.6	10.9	(2.8%)
Average aircraft stage length	1,203	1,168	3.0%
Operating fleet	154	144	10 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	2,547	2,445	4.2%
RPMs (000,000) "traffic"	1,006	903	11.4%
ASMs (000,000) "capacity"	1,225	1,090	12.4%
Load factor	82.1%	82.8%	(0.7 pts)
Yield	24.75¢	26.53¢	(6.7)%
PRASM	20.32¢	21.97¢	(7.5)%
Operating fleet	69	63	6 a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of operating expenses excluding fuel and special items, and a reconciliation of economic fuel costs in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

OPERATING REVENUES

Total operating revenues increased $51 million, or 3%, during the third quarter of 2016 compared to the same period in 2015. The changes are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2016	2015	% Change
Passenger
Mainline	$1,073	$1,057	2
Regional	249	240	4
Total passenger revenue	1,322	1,297	2
Freight and mail	31	30	3
Other - net	213	188	13
Total operating revenues	$1,566	$1,515	3

Passenger Revenue – Mainline

In the third quarter of 2016, Mainline passenger revenue increased by 2% due to a 7.6% increase in capacity, partially offset by a 4.0% decline in unit revenue compared to the prior-year quarter, due to increased competitive capacity and industry fare activity in the markets we serve. Unit revenues decreased due to a 5.8% decline in ticket yield. Furthermore, the decline in fuel prices over the last year has contributed to lower ticket prices. The increase in capacity was driven primarily by new routes and larger aircraft added to our fleet since the third quarter of 2015.

Passenger Revenue – Regional

Regional passenger revenue increased 4% compared to the third quarter of 2015 due to a 12.4% increase in capacity, partially offset by a 7.5% decrease in PRASM. The increase in capacity is due to an increase in departures, and average aircraft stage length as well as the annualization of new routes introduced over the past twelve months. The decrease in PRASM is due to a 6.7% decline in ticket yield, as well as a decrease in load factor of 0.7 points. The decrease in yield is due to an increase in competitive capacity in our regional markets and our own growth as we strengthen our network utility in the Pacific Northwest, as well as an increase in the average trip length of our regional flights.

Other – Net

Other - net revenue increased $25 million, or 13%, from the third quarter of 2015, primarily due to increases in Mileage Plan revenue. Mileage Plan revenue increased $22 million, or 26%, due to increased miles sold and higher rates paid by our affinity credit card partner as a result of a contract extension which became effective January 1, 2016. Additionally, Mileage Plan revenue earned from our partner airlines increased when compared to the prior year.

OPERATING EXPENSES

Total operating expenses increased $84 million, or 8%, compared to the third quarter of 2015. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,
(in millions)	2016	2015	% Change
Fuel expense	$225	$245	(8)
Non-fuel expenses	919	837	10
Special items - merger-related costs	22	—	NM
Total Operating Expenses	$1,166	$1,082	8

Significant operating expense variances from 2015 are more fully described below.

Wages and Benefits

Wages and benefits increased during the third quarter of 2016 by $28 million. The primary components of wages and benefits are shown in the following table:

	Three Months Ended September 30,
(in millions)	2016	2015	% Change
Wages	$250	$236	6
Pension - Defined benefit plans	6	7	(14)
Defined contribution plans	16	15	7
Medical and other benefits	50	38	32
Payroll taxes	18	16	13
Total wages and benefits	$340	$312	9

Wages increased 6% with a 4.8% increase in FTEs. The increase in wages is primarily attributable to increased FTEs to support the growth in our business, and an increase in the average wages per employee.

Medical and other benefits increased 32% compared to the same period in the prior year. The increase is primarily due to an increase in the number of employees and high-cost medical claims.

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

Aircraft fuel expense decreased $20 million, or 8% compared to 2015. The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
	2016		2015
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$218	$1.55	$235	$1.78
Losses on settled hedges	4	0.03	5	0.04
Consolidated economic fuel expense	222	1.58	240	1.82
Mark-to-market fuel hedge adjustments	3	0.02	5	0.03
GAAP fuel expense	$225	$1.60	$245	$1.85
Fuel gallons	140		132

Fuel expense was lower than in the third quarter of 2015 as the raw fuel price per gallon decreased 13% on a 6% increase in fuel gallons. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during the third quarter of 2016 was due to lower crude oil prices of 4% and a decrease in refining margins of 34%, when compared to the prior year.

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

We recognized losses of $4 million for hedges that settled during the third quarter of 2016, compared to losses of $5 million in the third quarter of 2015.  These amounts represent the net cash paid, including the premium expense recognized, for those hedges.

Contracted Services

Contracted services expense increased $9 million, or 17%, compared to the third quarter of 2015. The increase is primarily due to increased flying at stations where we use vendors to assist us when compared to the third quarter of 2015. Additionally, wage rates for our vendor employees have increased, in part due to higher minimum wage laws, in many locations we serve. We also had several IT and facilities projects during the third quarter that required contracted support.

Selling Expenses

Selling expenses increased $5 million, or 9.4%, compared to the third quarter of 2015. The increase is attributable to increased advertising in the current quarter when compared to the prior year, as well as new sponsorships which became effective in the current quarter.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $20 million, or 25%, compared to the third quarter of 2015. The increase is primarily due to the delivery of 20 owned aircraft in the fleet since September 30, 2015.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPA agreements, increased $5 million, or 25%, compared to the third quarter of 2015. The increase is primarily due to more flying by SkyWest in the current quarter when compared to the prior year related to the addition of 10 E175 aircraft to our regional operations since September 30, 2015.

Other Operating Expenses

Other operating expenses increased $10 million, or 12%, compared to the third quarter of 2015. The increase is primarily due to increases in property and other taxes, personnel costs for our flight crews, and an increase in fines and penalties.

Special Items

We recorded special items of $22 million for merger-related costs associated with our pending acquisition of Virgin America.

Additional Segment Information

Refer to the Notes to Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $383 million in the third quarter of 2016 compared to $386 million in the third quarter of 2015. Mainline passenger revenue increased $16 million which is described above. Mainline operating expense excluding fuel increased by $60 million to $727 million in 2016 due to higher wages to support our growth, higher ramp and passenger handling associated with increased flying, higher depreciation due to our growing fleet, and higher selling expenses related to increased advertising. Economic fuel cost decreased due to lower raw fuel costs, partially offset by a 5.3% increase in consumption.

Alaska Regional

Pretax profit for Alaska Regional was $35 million in the third quarter of 2016 compared to $45 million in the third quarter of 2015. The decrease in pretax profit was attributable to higher non-fuel operating expenses of $21 million in the current quarter to support additional departures, partially offset by a $10 million increase in revenue and a $1 million decrease in fuel expense, when compared to the third quarter of 2015.

Horizon

Pretax profit for Horizon was $9 million in the third quarter of 2016 compared to $10 million in the third quarter of 2015. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased due to a higher CPA rate paid by Alaska. The $6 million increase in Horizon's non-fuel operating expenses was largely driven by higher medical costs due to an increased number of large medical claims.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2016 TO NINE MONTHS ENDED SEPTEMBER 30, 2015

Our consolidated net income for the first nine months of 2016 was $700 million, or $5.63 per diluted share, compared to net income of $657 million, or $5.05 per diluted share in the first nine months of 2015. Significant items impacting the comparability between the periods are as follows:

•	In the nine months ended September 30, 2016 we recorded special items of $36 million for merger-related costs associated with our pending acquisition of Virgin America.

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

Excluding the impact of merger-related costs and mark-to-market fuel hedge adjustments, our adjusted consolidated net income for the first nine months of 2016 was $717 million, or $5.77 per diluted share, compared to an adjusted consolidated net income of $656 million, or $5.04 per share, in the first nine months of 2015.

	Nine Months Ended September 30,
	2016		2015
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Net income and diluted EPS as reported	$700	$5.63	$657	$5.05
Mark-to-market fuel hedge adjustments	(9)	(0.07)	(1)	(0.01)
Special items - merger-related costs	36	0.29	—	—
Income tax effect	(10)	(0.08)	—	—
Non-GAAP adjusted income and per-share amounts	$717	$5.77	$656	$5.04

Our operating costs per ASM are summarized below:

	Nine Months Ended September 30,
(in cents)	2016		2015		% Change
Consolidated:
CASM	10.08	¢	10.75	¢	(6.2)
Less the following components:
Aircraft fuel, including hedging gains and losses	1.81		2.51		(27.9)
Special items - merger-related costs	0.11		—		NM
CASM excluding fuel and special items	8.16	¢	8.24	¢	(1.0)

Mainline:
CASM	8.93	¢	9.74	¢	(8.3)
Less the following components:
Aircraft fuel, including hedging gains and losses	1.72		2.41		(28.6)
CASM excluding fuel and special items	7.21	¢	7.33	¢	(1.6)

OPERATING STATISTICS SUMMARY (unaudited)
Below are operating statistics we use to measure operating performance. We often refer to unit revenues and adjusted unit costs, which are non-GAAP measures.

	Nine Months Ended September 30,
	2016	2015	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	25,536	23,956	6.6%
Revenue passenger miles (RPM) (000,000) "traffic"	27,569	25,052	10.0%
Available seat miles (ASM) (000,000) "capacity"	32,728	29,574	10.7%
Load factor	84.2%	84.7%	(0.5) pts
Yield	13.49¢	14.43¢	(6.5)%
Passenger revenue per ASM (PRASM)	11.36¢	12.22¢	(7.0)%
Revenue per ASM (RASM)	13.47¢	14.27¢	(5.6)%
Operating expense per ASM (CASM) excluding fuel and special items(b)	8.16¢	8.24¢	(1.0)%
Economic fuel cost per gallon(b)	$1.47	$1.97	(25.4)%
Fuel gallons (000,000)	410	377	8.8%
ASMs per fuel gallon	79.8	78.4	1.8%
Average full-time equivalent employees (FTEs)	14,500	13,690	5.9%

Mainline Operating Statistics:
Revenue passengers (000)	18,432	17,193	7.2%
RPMs (000,000) "traffic"	24,767	22,633	9.4%
ASMs (000,000) "capacity"	29,216	26,609	9.8%
Load factor	84.8%	85.1%	(0.3) pts
Yield	12.26¢	13.15¢	(6.8)%
PRASM	10.39¢	11.19¢	(7.1)%
RASM	12.53¢	13.23¢	(5.3)%
CASM excluding fuel and special items(b)	7.21¢	7.33¢	(1.6)%
Economic fuel cost per gallon(b)	$1.46	$1.97	(25.9)%
Fuel gallons (000,000)	350	326	7.4%
ASMs per fuel gallon	83.5	81.6	2.3%
Average FTEs	11,260	10,643	5.8%
Aircraft utilization	10.7	10.9	(1.8%)
Average aircraft stage length	1,218	1,185	2.8%
Operating fleet	154	144	10 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	7,105	6,762	5.1%
RPMs (000,000) "traffic"	2,801	2,419	15.8%
ASMs (000,000) "capacity"	3,512	2,965	18.4%
Load factor	79.8%	81.6%	(1.8 pts)
Yield	24.35¢	26.37¢	(7.7)%
PRASM	19.43¢	21.51¢	(9.7)%
Operating fleet	69	63	6 a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of operating expenses excluding fuel and special items, and a reconciliation of economic fuel costs in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

OPERATING REVENUES

Total operating revenues increased $186 million, or 4%, during the first nine months of 2016 compared to the same period in 2015. The changes are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2016	2015	% Change
Passenger
Mainline	$3,036	$2,977	2
Regional	682	638	7
Total passenger revenue	3,718	3,615	3
Freight and mail	82	83	(1)
Other - net	607	523	16
Total operating revenues	$4,407	$4,221	4

Passenger Revenue – Mainline

Mainline passenger revenue for the first nine months of 2016 increased by 2% on a 9.8% increase in capacity partially offset by a 5.3% decline in unit revenue compared to the prior-year period. Unit revenues decreased due to a 6.8% decrease in ticket yield as well as a 0.3-point decrease in load factor. The decrease in yields in the current year is due to increased competitive capacity and industry fare activity in the markets we serve, as well as our own growth. Additionally, the decline in fuel prices has contributed to lower ticket prices, while the decline in load factor was a result of increased capacity. The increase in capacity is driven by new routes added in the last twelve months and by replacing 737-400 aircraft with larger 737-900ER aircraft.

Passenger Revenue – Regional

Regional passenger revenue increased by $44 million, or 7%, compared to the first nine months of 2015, due to an 18.4% increase in capacity, partially offset by a 9.7% decrease in PRASM. The decrease in PRASM was due to a decline in load factor of 1.8 points and a decrease in ticket yield of 7.7%. The decline in yield is due to an increase in competitive capacity in our regional markets, our own growth as we strengthen our network utility in the Pacific Northwest, and an increase in average trip length.

Other – Net

Other - net revenue increased $84 million, or 16%, from the first nine months of 2015. Mileage Plan revenue increased $74 million, due to an increase in miles sold, and higher rates paid by our affinity credit card partner as a result of a contract extension which became effective January 1, 2016.

OPERATING EXPENSES

Total operating expenses increased $121 million, or 4%, compared to the first nine months of 2015, mostly as a result of higher non-fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,
(in millions)	2016	2015	% Change
Fuel expense	$593	$741	(20)
Non-fuel expenses	2,670	2,437	10
Special items - merger-related costs	36	—	NM
Total Operating Expenses	$3,299	$3,178	4

Significant operating expense variances from 2015 are more fully described below.

Wages and Benefits

Wages and benefits increased during the first nine months of 2016 by $85 million, or 9%, compared to 2015.  The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30,
(in millions)	2016	2015	% Change
Wages	$749	$697	7
Pension - Defined benefit plans	19	21	(10)
Defined contribution plans	49	45	9
Medical and other benefits	135	111	22
Payroll taxes	56	49	14
Total wages and benefits	$1,008	$923	9

Wages increased 7% on a 5.9% increase in FTEs. The increase in wages is largely driven by the increased number of FTEs to support the growth in our business.

Defined contribution plans increased 9%, due to the increased number of FTEs, higher employee participation rates when compared to the prior year, and increased contributions throughout all labor groups.

Medical and other benefits increased 22% compared to the same period in the prior year. The increase is due to an increase in medical claims with the growth in the number of employees and increasing medical costs.

We expect wages and benefits to increase for the full year due to continuing growth in FTEs to support additional aircraft in our fleet, and higher medical and other benefits.

Aircraft Fuel

Aircraft fuel expense decreased $148 million, compared to 2015. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30,
	2016		2015
(in millions, except for per gallon amounts)	Dollars	Cost/Gallon	Dollars	Cost/Gallon
Raw or "into-plane" fuel cost	$590	$1.44	$727	$1.93
(Gains) losses on settled hedges	12	0.03	15	0.04
Consolidated economic fuel expense	602	1.47	742	1.97
Mark-to-market fuel hedge adjustments	(9)	(0.02)	(1)	—
GAAP fuel expense	$593	$1.45	$741	$1.97
Fuel gallons	410		377

The raw fuel price per gallon decreased 25.4% as a result of lower West Coast jet fuel prices. The decrease in raw fuel price per gallon during the first nine months of 2016 was due to decreases in refining margins of 44%, and decreases in crude oil prices of 18%.

Losses recognized for hedges that settled during the first nine months of the year were $12 million in 2016, compared to $15 million in 2015.  These amounts represent the cash paid for premium expense, offset by cash received from those hedges.

We currently expect our economic fuel price per gallon to be higher in the fourth quarter of 2016 compared to the fourth quarter of 2015 due to our current estimate of higher crude prices. For the full year, we expect our economic fuel price per gallon to be lower than the prior year primarily due to lower refining margins, and lower crude oil prices .

Aircraft Maintenance

Aircraft maintenance increased by $15 million, or 8%, compared to the prior-year period due to more engine maintenance events in the current year when compared to the prior year. Additionally, in the prior year we received vendor credits, which offset our expense, for certain engine maintenance events on the B737 fleet.

For the full year, we expect aircraft maintenance to be approximately 3-4% higher than 2015 due to additional aircraft in our fleet.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased $15 million, or 7% when compared to the prior year, primarily due to increased flying in 2016, as we increased capacity and entered new markets.

We expect landing fees and other rental expense to be approximately 6-7% higher in 2016 due to network expansion and entry to new markets.

Contracted Services

Contracted services expense increased $26 million, or 17%, compared to the first nine months of 2015. The increase is primarily due to increased flying at stations where we use vendors to assist us when compared to the prior year. Additionally, wage rates for our vendor employees have increased, in part, due to higher minimum wage laws in many locations we serve. We also had several IT and facilities projects during the current year that required contracted support.

For the full year, we expect contracted services to be higher than 2015, due to additional flying to more locations where we use vendors to assist us, higher minimum wage rates, and an increase in passenger volume.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $45 million, or 19%, compared to the first nine months of 2015. The increase is primarily due to the addition of 20 owned aircraft in the fleet since September 30, 2015.

For the full year, we expect depreciation and amortization expense to be approximately 10-12% greater than in 2015 due to the aircraft added to our operating fleet in the current year. As discussed in Note 11, effective October 1, 2016, we changed the estimated useful lives of certain operating aircraft. The result of this change is not expected to be material to fourth-quarter or full-year results and is included in our unit cost guidance.

Food and Beverage Expense

Food and beverage expense increased $10 million, or 12%, compared to the first nine months of 2015. The increase is due to the increased number of passengers, and upgrades to our onboard menu, offering higher quality food and beverage products.

For the full year, we expect food and beverage expense to be approximately 7-8% higher than 2015 due to higher quality food and beverage products and additional passengers.

Special Items

We recorded special items of $36 million for merger-related costs associated with our pending acquisition of Virgin America.

Additional Segment Information

Refer to the Notes to Condensed Consolidated Financial Statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Alaska Mainline

Pretax profit for Alaska Mainline was $1.1 billion in the first nine months of 2016, compared to $944 million in the same period in 2015. The $59 million increase in Mainline passenger revenue is described above. Mainline operating expense excluding fuel increased by $156 million to approximately $2.1 billion in 2016 due to higher wages to support our network growth, higher ramp and passenger handling due to increased flying and higher wage rates at stations where we use vendors to assist us, and higher depreciation related to our fleet growth. Economic fuel cost decreased due to lower raw fuel costs, partially offset by a 7.4% increase in consumption.

Alaska Regional

Pretax profit for Alaska Regional was $72 million in the first nine months of 2016, compared to $82 million in the first nine months of 2015. The decrease in pretax profit was attributable to higher non-fuel operating expenses of $66 million in the current year to support additional departures, partially offset by a $45 million increase in revenue and an $11 million decrease in fuel expense when compared to the prior year period.

Horizon

Pretax profit for Horizon was $14 million in the first nine months of 2016, compared to pretax profit of $24 million in the same period in 2015. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased due to additional capacity added in the last 12 months. The $31 million increase in Horizon's non-fuel operating expenses was largely driven by higher medical costs due to an increased number of large medical claims, increased volume of engine overhaul and heavy airframe work, and employee signing bonuses and overhead restructuring costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•
Our existing cash and marketable securities balance of $1.7 billion, excluding the $1.5 billion of funding obtained in anticipation of the pending merger with Virgin America, and our expected cash from operations;

•	Our 50 unencumbered aircraft in our operating fleet as of September 30, 2016 that could be financed, if necessary;

•	Our combined $252 million bank undrawn line-of-credit facilities, notwithstanding any covenant restrictions.

As of September 30, 2016 we had obtained approximately $1.5 billion of the financing needed to fund the acquisition, secured by 53 aircraft. Subsequent to September 30, 2016 the Company obtained an additional $100 million of fixed rate debt secured by three 737-900ER aircraft. As a result, we have fewer unencumbered aircraft in our operating fleet than in prior periods, which could affect our ability to obtain future financing.

During the first nine months of 2016, we took free and clear delivery of 9 B737-900ER unencumbered aircraft and made debt payments totaling $93 million. In the current year, we continued to return capital to our shareholders by paying dividends totaling $102 million, and repurchasing $193 million of our common stock. Because of our strong balance sheet and financial performance, we are one of only three airlines in the U.S. with an investment grade credit rating.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	September 30, 2016	December 31, 2015	Change
Cash and marketable securities	$3,226	$1,328	143%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months revenue (b)	60%	28%	32	pts
Long-term debt, net of current portion	$1,861	$569	227%
Shareholders’ equity	$2,864	$2,411	19%
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	45%	27%	18	pts

(a)	Calculated using the present value of remaining aircraft lease payments for aircraft in our operating fleet as of the end of the period.

(b)	Cash balance includes approximately $1.5 billion of financing received in the current quarter which we intend to use to fund the pending acquisition of Virgin America.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

Net cash provided by operating activities was $1.2 billion for the first nine months of 2016 and 2015. A decline in operating results primarily driven by an increase in non-fuel operating expenses, partially offset by higher revenues and lower fuel costs contributed to the $23 million decrease in operating cash flow when compared to the prior-year period.

We typically generate positive cash flows from operations and expect to use that cash flow to buy aircraft and capital equipment, make normal debt payments, and to return capital to shareholders through dividends and share repurchases. We recently paused our share repurchase program as we are building cash for the pending Virgin America acquisition.

Cash Used in Investing Activities

Cash used in investing activities was $641 million during the first nine months of 2016, compared to $727 million during the same period of 2015. Our capital expenditures were $509 million in the first nine months of 2016, a decrease of $159 million compared to the same period in 2015. The decrease in cash used for capital expenditures in the current year is due to fewer pre-delivery deposits on aircraft made when compared to the prior year.

The table below reflects our full-year expectation for capital expenditures and additional expenditures if options are exercised. The amounts below include expenditures associated with the aircraft deferral and option exercises executed subsequent to September 30, 2016 and discussed at Note 11. Options will be exercised only if we believe return on invested capital targets can be met. The table below excludes any associated capitalized interest.

(in millions)	2016	2017	2018	2019
Aircraft and aircraft purchase deposits - firm	$500	$810	$695	$585
Other flight equipment	65	95	90	60
Other property and equipment	115	150	150	100
Total property and equipment additions	$680	$1,055	$935	$745
Option aircraft and aircraft deposits, if exercised(a)	$—	$65	$215	$600

(a)	Alaska has options to acquire 41 B737 aircraft with deliveries from 2019 through 2024. Horizon has options for 30 E175 aircraft with deliveries from 2019 to 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.2 billion during the first nine months of 2016 compared to net cash used of $521 million during the same period in 2015. During the first nine months of 2016, we obtained proceeds from issuance of debt related to the pending Virgin America merger of $1.5 billion, made debt payments of $93 million, stock repurchases of $193 million, dividend payments totaling $102 million, and received $22 million from other financing activities.

Bank Line-of-Credit Facilities

We have two $100 million credit facilities and a $52 million credit facility. Information about these facilities can be found in Note 6 in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. We have no immediate plans to borrow using any of these facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

As discussed in Note 11, subsequent to September 30, 2016 the Company deferred the delivery of four 737-MAX aircraft with deliveries in 2017 and 2018, and exercised five 737-900ER options for delivery in 2018. Inclusive of those changes, we have firm orders to purchase 56 737 aircraft and 33 E175 aircraft. We also have options to acquire 41 B737 aircraft with deliveries from 2019 through 2024, 30 E175 aircraft with deliveries from 2019 to 2021. In addition, as of September 30, 2016, we have options in future periods to add regional capacity by having SkyWest operate up to 8 more E175 aircraft.

The following table summarizes expected fleet activity by year, inclusive of the changes discussed above:

	Actual Fleet	Expected Fleet Activity(a)
Aircraft	Dec 31, 2015	2016 Changes	Dec 31, 2016	2017-2018 Changes	Dec 31, 2018
737 Freighters & Combis (b)	6	1	7	(4)	3
737 Passenger Aircraft (b)	141	7	148	9	157
Total Mainline Fleet	147	8	155	5	160
Q400 (c)	52	—	52	(15)	37
E175 (c)	5	10	15	28	43
CRJ700 (c)	8	(8)	—	—	—
Total Regional Fleet	65	2	67	13	80
Total	212	10	222	18	240

(a)	The expected fleet counts at December 31, 2016 and beyond are subject to change.

(b)
2016 change in 737 Passenger Aircraft reflects delivery of 19 737-900 aircraft, the retirement of 10 737-400 aircraft and the removal from service of one 737-700 aircraft. The 737-700 aircraft are being converted to freighters and will return to service in late 2016 and early 2017.

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

Fuel Hedge Positions

All of our current oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we benefit from a decline in crude oil prices, as there is no cash outlay other than the premiums we pay to enter into the contracts. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Fourth Quarter 2016	50%	$61	$3
First Quarter 2017	50%	$58	$3
Second Quarter 2017	40%	$58	$3
Third Quarter 2017	30%	$59	$4
Fourth Quarter 2017	20%	$62	$4
Full Year 2017	35%	$59	$3
First Quarter 2018	10%	$61	$4
Total 2018	2%	$61	$4

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of September 30, 2016. Such commitments do not reflect the pending Virgin America acquisition, other than financing that was in place as of September 30, 2016, or the effect of the aircraft deferral and option exercises that occurred subsequent to September 30, 2016.

(in millions)	Remainder of 2016	2017	2018	2019	2020	Beyond 2020	Total
Current and long-term debt obligations (a)	$47	$282	$315	$281	$286	$942	$2,153
Operating lease commitments(b)	44	190	133	125	113	588	1,193
Aircraft purchase commitments	146	931	724	645	334	397	3,177
Interest obligations(c)	11	63	53	42	28	88	285
Capacity Purchase Agreements(d)	17	78	81	86	92	746	1,100
Total	$265	$1,544	$1,306	$1,179	$853	$2,761	$7,908

(a)	Current and long-term debt obligations presented in the table above excludes debt issuance costs.

(b)
Operating lease commitments generally include aircraft operating leases (including those under capacity purchase agreements), airport property and hangar leases, office space, and other equipment leases.

(c)	For variable-rate debt, future obligations are shown above using interest rates in effect as of September 30, 2016.

(d)	Includes minimum obligations associated with third-party CPA provider SkyWest. Refer to the "Commitments" note in the condensed consolidated financial statements for further information.

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

Deferred Income Taxes

For federal income tax purposes, the majority of our assets are fully depreciated over a seven-year life using an accelerated depreciation method or bonus depreciation, if available. For financial reporting purposes, the majority of our assets are depreciated over 15 to 25 years to an estimated salvage value using the straight-line basis. This difference, along with other deferred liabilities and offset by deferred assets, have created a significant deferred tax liability. At some point in the future the impact of depreciation will reverse, potentially resulting in an increase in income taxes paid.

Taxable income and cash taxes payable in the short term are impacted by many items, including the amount of book income generated (which can be volatile depending on revenue and fuel prices), availability of "bonus depreciation", and other legislative changes that are out of our control. We believe that we have the liquidity to make our future tax payments.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates for the nine months ended September 30, 2016. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

We made no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 7, 2016, a private antitrust action captioned Daniel Grace, et al., v. Alaska Air Group, Inc., et al. was filed in the United States District Court for the Northern District of California, against Alaska Air Group, Inc. and Alaska Airlines, Inc.  The complaint was subsequently amended by the plaintiffs on October 28, 2016 to, among other matters, add Virgin America Inc. as a defendant and modify the list of named plaintiffs. The plaintiffs, each of whom the complaint describes as air passengers, allege that the pending merger of Virgin America Inc. with a subsidiary of Alaska Air Group, Inc. would violate Section 7 of the Clayton Antitrust Act (15 U.S.C. §18), as well as Section 1 of the Sherman Antitrust Act (15 U.S.C. §1).  The complaint seeks, among other matters, to preliminarily as well as permanently enjoin the pending merger, and also seeks attorneys’ fees.  On October 19, 2016, the Court held a hearing on plaintiffs’ motion for a preliminary injunction.  The Court did not rule at the hearing on whether to issue the preliminary injunction, but did subsequently issue an order requiring the defendants to provide the Court and the plaintiffs with at least seven calendar days’ notice before consummating the merger, noting that any consummation of the merger would be subject to divestiture.  At the Court’s direction, the parties have submitted to the Court a proposed pretrial and trial schedule assuming a December 2016 trial date.  We believe the allegations in this complaint are without merit and we intend to defend against them vigorously.

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

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Managing Director, Accounting and Controller
(Principal Accounting Officer)

November 1, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of April 1, 2016, by and among Virgin America Inc., Alaska Air Group, Inc. and Alpine Acquisition Corp.	8-K	April 4, 2016	2.1
10.1	Form of Nonqualified Stock Option Agreement	10-Q	August 2, 2016	10.1
10.2	Form of Incentive Stock Option Agreement	10-Q	August 2, 2016	10.2
10.3	Form of Performance Stock Unit Award Agreement	10-Q	August 2, 2016	10.3
10.4	Form of Stock Unit Award Agreement	10-Q	August 2, 2016	10.4
10.5	Alaska Air Group, Inc. 2016 Performance Incentive Plan	8-K	May 18, 2016	10.1
10.6#	Purchase Agreement, dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 9, 2016	10.1
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
#
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.