Form 10-K
period 2016-12-31
ALASKA AIR GROUP, INC.
filed 2017-02-28
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Large accelerated filer   ☒  Accelerated filer  ☐     Non-accelerated filer   ☐  Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of February 22, 2017, shares of common stock outstanding totaled 123,468,367. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2016, was approximately $7.1 billion (based on the closing price of $58.29 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Definitive Proxy Statement relating to 2017 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

As used in this Form 10-K, the terms “Air Group,” the "Company," “our,” “we” and "us," refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc., Virgin America Inc. and Horizon Air Industries, Inc. are referred to as “Alaska,” "Virgin America" and “Horizon,” respectively, and together as our “airlines.”

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

Table of Contents

PART I

ITEM 1. OUR BUSINESS

Air Group operates Alaska, Virgin America and Horizon Air. We completed the acquisition of Virgin America on December 14, 2016, at which time Virgin America became our wholly-owned subsidiary. Together with our regional partner airlines, we fly to 118 destinations with nearly 1,200 daily departures through our expansive network across the United States, Mexico, Canada, Costa Rica and Cuba. With our global airline partners, we can provide our guests with a virtual network of more than 900 destinations worldwide. During 2016, we carried an all-time high 34 million guests and earned adjusted net income of $911 million, which includes operating and financial results for Virgin America for the period December 14, 2016 through December 31, 2016, and excludes pretax special items and merger-related costs of $117 million.

Our acquisition of Virgin America positions us as the fifth largest airline in the U.S., with an unparalleled ability to serve West Coast travelers. Virgin America provides a platform for growth of our low-fare, premium product providing a powerful West Coast network for our guests as well as enhanced international partnerships. Additionally, Virgin America provides an opportunity to grow and improve our loyalty program while gaining access to constrained gates, particularly on the East Coast. The combined company now provides more seats from the West Coast than any other carrier, allowing us to serve our guests better.

Our mission is "creating an airline people love." The "ing" is to recognize we are never done—we are continually working to get better. We believe our success depends on our ability to provide safe air transportation, develop relationships with guests by providing exceptional customer service and low fares, and maintain a low cost structure to compete effectively. It is important to us that we achieve our objective as a socially responsible company that values not just our performance, but also our people, our community and our environment.

While aircraft and technology enable us to provide air transportation, we recognize this is fundamentally a people business. Our employees maintain and strengthen our relationships with guests, and our success depends on our employees working together to successfully execute our strategy. In 2016, Alaska was once again named one of America's Best Employers by Forbes Magazine. We know that engaged employees provide excellent service. In that vein, in 2016, Alaska ranked highest in customer satisfaction among traditional network carriers by J.D. Power and Associates for the ninth year in a row and Virgin America was recognized for excellent service by Conde Nast Traveler and Travel + Leisure magazine also for the ninth year in a row. Customer service matters, and we believe the combination of our airlines will only enhance the experience for our guests.

Operationally, Alaska has held the No. 1 spot in the Wall Street Journal's "Middle Seat" scorecard for U.S. airlines for four consecutive years. We have been the leader in the industry for on-time performance among major airlines for the past seven years. For achieving safety, customer service, operational and financial goals, we rewarded our employees with a record $127 million in incentive pay during 2016. Including incentives earned during the year prior to the acquisition by Virgin America employees, the total is $159 million.

In support of the communities that we serve, we strive to be an industry leader in environmental and community stewardship. In 2016, we improved fuel efficiency by 1.4% from the prior year, as measured by available seat miles flown per gallon. We also flew the first two commercial flights using sustainable alcohol-to-jet biofuel made from U.S. grown corn and alternative jet fuel made from forest residuals, highlighting our commitment to environmental stewardship. Our combined fleet is one of the youngest, most fuel-efficient fleets in North America and we look forward to further enhancements in this area. Air Group donated $13 million to over 1,300 charitable organizations and our employees volunteered more than 27,000 hours of community service. Virgin America has also been active in community service and charitable giving. Our efforts focus on youth and education, medical research and transportation and community outreach. One of our leadership principals is to "give back" and we are proud of the efforts and volunteerism of our employees across the system.

We earned record financial results in 2016, marking our 13th consecutive annual profit on an adjusted basis. We achieved an after-tax return on invested capital of 21.3%, well above our weighted average cost of capital. Although we incurred a significant amount of new debt in 2016 to fund the Virgin America acquisition, our liquidity and capital position still remain strong and are among those of high-quality industrial companies. Due to our strong financial health and outlook, we are one of only three U.S. airlines with investment grade credit ratings. With the cash generated by the continued success we have had in the past decade, we have been able to invest in our business to achieve profitable growth and to enhance the customer experience. Most recently, we launched our Premium Class service on our Boeing 737 aircraft, which includes more legroom, early boarding, free cocktails and premium snacks.

As we look to the future, we will build on our success by executing our strategic plan in the following areas:

Be Safe and On time
We have an unwavering commitment to run a safe and compliant operation, and we will not compromise this commitment in the pursuit of other initiatives. Alaska and Horizon were the first U.S. major airlines to receive Federal Aviation Administration ("FAA") validation and acceptance of our Safety Management System ("SMS") in the third quarter of 2016. SMS helps identify and manage risk and builds a sustainable culture of safety for Air Group employees. We have an initiative to add Virgin America to the SMS program in 2017. Once again, for 2016, 100% of our Alaska and Horizon aircraft technicians completed the requirements for the FAA's "Diamond Certificate of Excellence" award. This is the 15th consecutive year Alaska Airlines has received the award and the 15th time in the last 17 years for Horizon. We also believe that maintaining safe and compliant operations, through adherence to well defined processes and ensuring every Air Group employee is aware of their individual contribution to our operation, is critical to ensuring on-time performance. The rigor we apply to running a safe and compliant operation has resulted in Alaska being named the No. 1 on-time carrier in North America for the seventh year in a row by FlightStats.
Focus on People
Our success depends on our people. Higher employee engagement drives higher productivity, superior execution and better customer service, which is why we listen to our employees for feedback in shaping our strategy. Employee engagement scores from our annual employee survey are at historical highs. We have designed customer-service workshops and leadership training that cover virtually all employees and do these on an ongoing basis. As we integrate Alaska and Virgin America, in January 2017 we rolled out "Momentum" training for all Virgin America employees to help bridge the two airlines and blend our cultures. For our Horizon employees, we are conducting "QX Factor," a program with the goal of improving culture, engagement and communication.

We understand that aligning our employees' goals with Air Group's goals is important in achieving success. The majority of Air Group employees, including Virgin America employees starting in 2017, participate in our Performance-Based Pay ("PBP") and Operational Performance Rewards ("OPR") programs, which encourage employees to work together to achieve metrics related to safety, profitability, on-time performance, low costs and customer loyalty and satisfaction. Over the last five years, our incentive programs have paid out on average, over 8.7% of annual pay, or more than one month's pay, for most employees.

Build a deep emotional connection for our brand
We want to be recognized as the preferred airline to fly for people living on the West Coast. In January 2016, we introduced a bold new brand expression, including an updated identity, livery, and look and feel for our digital and physical experiences. In January 2017, subsequent to year end, we were the first airline to launch Free Chat—a feature that allows our guests to text for free in-flight. We believe there is an opportunity to deepen the emotional connection with our guests as we continue to expand and grow. Our updated brand expression draws upon our rich heritage while infusing it with additional warmth and energy to better reflect how guests feel about our brand and the great service that we pride ourselves in delivering.

We continue to invest in a better customer experience. Onboard, guests will continue to enjoy more of what they love with free and premium entertainment direct to their devices, Pacific Northwest-inspired food and beverages, custom leather seats with power outlets at every seat and larger overhead bins for carry-on bags. As mentioned previously, we have also recently launched our new Premium Class section in the main cabin with increased legroom and other amenities and improved our First Class with five additional inches of leg room.

Defend and grow our customer base
The merger with Virgin America provides an amazing opportunity for our new Alaska Air Group. We have a network that provides unparalleled utility and options for our guests living on the West Coast. Competition in our markets is fierce and we know we must defend our customer base as we use our combined network as an opportunity to grow that base. We will be introducing new guests to our award-winning service, Mileage Plan™ program, and affinity credit card as we grow our network. Guests from our airlines already benefit from codeshare and reciprocal frequent flyer benefits, including earning and redeeming rewards on both carriers. Elite members of the Virgin America Elevate® program and Alaska's Mileage Plan™ also receive priority boarding on both carriers. We work hard to ensure our guests have a great experience on our airlines and are provided an exceptional product at a low fare.

Win with low costs and low fares
We believe that our low-fare model gives us a competitive advantage by providing value to and building trust with our guests. We also know that, in order to provide low fares in our growing network, while returning value to our shareholders, it is imperative for us to maintain a competitive cost structure. In 2016, we lowered our unit costs, excluding fuel, by 0.8% on a consolidated basis, representing the seventh consecutive year of annual reduction. We achieved this through a continued focus on productivity, cost management, and by leveraging capacity growth. We increased employee productivity in 2016 and will continue to focus on that metric as we grow. We also manage fuel costs by flying larger, more fuel-efficient aircraft, which have increased our fuel efficiency as measured by available seat miles flown per gallon by 7.0% over the last five years. As we integrate Virgin America into our operations, we are committed to achieving our stated cost and revenue synergy goals. It is critical that we achieve these goals in order to continue our cost reduction efforts.

During fiscal 2016, we added 17 new markets to the combined network. For 2017, we plan to grow our system-wide capacity approximately 8.5% as compared to the full year 2016 combined capacity of Air Group and Virgin America.

AIR GROUP

Alaska Air Group is a Delaware corporation incorporated in 1985 and the holding company of Alaska, Virgin America, Horizon and other business units. Although Alaska, Virgin America and Horizon operate as airlines, the business plans, competition and economic risks differ substantially for Horizon in comparison to Alaska and Virgin America. Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. Virgin America is a California corporation that was incorporated in 2004 and acquired by Air Group on December 14, 2016. Horizon is a Washington corporation that began service and was incorporated in 1981. It was acquired by Air Group in 1986. Alaska and Virgin America operate fleets of narrowbody passenger jets. Together, the operations of Alaska and Virgin America are referred to as "mainline" operations. Alaska also contracts with Horizon, SkyWest Airlines, Inc. ("SkyWest") and Peninsula Airways, Inc. ("PenAir") for regional capacity such that Alaska receives all passenger revenue from those flights. Horizon currently operates a fleet of turboprop aircraft and sells all of its capacity to Alaska pursuant to a capacity purchase agreement ("CPA"). In 2017, Horizon will begin operating E175 regional jets. The majority of our revenues are generated by transporting passengers. The percentage of revenues by category is as follows:

	2016(a)	2015	2014	2013	2012
Mainline passenger revenue	69%	70%	70%	70%	71%
Regional passenger revenue	15%	15%	15%	16%	16%
Other revenue	14%	13%	13%	12%	11%
Freight and Mail revenue	2%	2%	2%	2%	2%
Total	100%	100%	100%	100%	100%

(a)	Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

We attempt to deploy aircraft into the network in ways that best optimize our revenues and profitability and reduce our seasonality.

The percentage of our capacity by region is as follows:

	2016 (a)	2015	2014	2013	2012
West Coast	34%	36%	36%	34%	35%
Transcon/midcon	29%	24%	22%	22%	19%
Hawaii and Costa Rica	17%	18%	18%	19%	20%
Alaska	14%	15%	15%	16%	17%
Mexico	5%	6%	6%	7%	7%
Canada	1%	1%	3%	2%	2%
Total	100%	100%	100%	100%	100%

(a)	Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

MAINLINE

The mainline operations include Boeing 737 ("B737") and Airbus family ("A319" and "A320") jet service offered by Alaska and Virgin America. We offer extensive passenger service from the western U.S. throughout the contiguous United States, Alaska, Hawaii, Canada, Mexico, Costa Rica and Cuba. Our largest concentration of departures is in Seattle. We also offer cargo service throughout our network and have dedicated cargo aircraft that operate primarily to and within the state of Alaska.

In 2016, we carried 25 million revenue passengers in our mainline operations. At December 31, 2016, our mainline operating fleet consisted of 155 B737 jet aircraft and 63 Airbus A320 family jet aircraft compared to 147 B737 aircraft as of December 31, 2015.

The percentage of mainline passenger capacity by region and average stage length is presented below:

	2016 (a)	2015	2014	2013	2012
West Coast	30%	31%	31%	28%	29%
Transcon/midcon	30%	27%	25%	25%	22%
Hawaii	19%	20%	20%	21%	22%
Alaska	15%	16%	16%	18%	18%
Mexico	6%	6%	7%	7%	8%
Canada	—%	—%	1%	1%	1%
Total	100%	100%	100%	100%	100%

Average Stage Length	1,225	1,195	1,182	1,177	1,161

(a)	Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

REGIONAL

Our regional operations consist of flights operated by Horizon, SkyWest and PenAir. In 2016, our regional operations carried approximately 9 million revenue passengers, primarily in the states of Washington, Oregon, Idaho and California. Horizon is the largest regional airline in the Pacific Northwest and carries about 83% of Air Group's regional revenue passengers.

Based on 2016 passenger enplanements on regional aircraft, our leading airports are Seattle and Portland. At December 31, 2016, Horizon’s operating fleet consisted of 52 Bombardier Q400 turboprop aircraft. The regional fleet operated by SkyWest consisted of 15 E175 aircraft.

The percentage of regional passenger capacity by region and average stage length is presented below:

	2016	2015	2014	2013	2012
West Coast	60%	62%	66%	66%	68%
Pacific Northwest	16%	19%	19%	21%	20%
Canada	5%	7%	8%	9%	9%
Alaska	4%	5%	4%	2%	2%
Midcon	15%	6%	2%	1%	—%
Mexico	—%	1%	1%	1%	1%
Total	100%	100%	100%	100%	100%

Average Stage Length	381	348	339	329	332

FREQUENT FLYER PROGRAMS

We currently maintain two frequent flyer plans: the Alaska Airlines Mileage Plan™ and the Virgin America Elevate®.

Mileage Plan™ provides a comprehensive suite of frequent flyer benefits. Miles can be earned by flying on Alaska or on one of our 24 airline partners, by using the Alaska Airlines credit card, or through other non-airline partners. Our extensive list of airline partners includes carriers associated with each of the three major global alliances, making it easier for our members to earn miles and reach elite status in our frequent flyer programs and have access to a large network of over 900 worldwide travel destinations. Further, members can receive 30,000 bonus miles upon signing up for the Alaska Airlines Visa Signature card and earn triple miles on purchases made on Alaska flights or on alaskaair.com. Alaska Airlines Visa Signature cardholders also receive an annual companion ticket that allows members to purchase an additional ticket for $99 plus taxes, with no restrictions or black-out dates, and a free first checked bag for up to seven people traveling in the same itinerary. Earned miles can be redeemed for flights on our airlines or on any of our partner airlines, or for upgrades to First Class and Premium Class on Alaska Airlines. All of these benefits give our Mileage Plan™ members more value for their travel on Alaska, leading us to receive the highest ranking in customer satisfaction amongst traditional carriers in North America from J.D. Power and Associates for the last nine consecutive years.

Mileage Plan™ revenues represented approximately 12% of Air Group's total revenues in 2016. Mileage Plan™ helps drive revenue growth by attracting new customers and building customer loyalty through the benefits that we provide.

The Elevate® program allows guests to earn points for purchasing travel that are redeemable for travel awards throughout our network and the networks of Virgin America's airline partners. Elevate® members have been introduced to the Mileage Plan™ program and, over time, the two programs will become one. Currently, our guests from both airlines enjoy codeshare and reciprocal frequent flyer benefits, including earning and redeeming rewards on both carriers. Elite members of each frequent flyer program receive priority boarding on both carriers.

AGREEMENTS WITH OTHER AIRLINES

Our agreements fall into three different categories: Frequent Flyer, Codeshare and Interline agreements. Frequent Flyer agreements offer mileage credits and redemptions for our Mileage Plan™ and Elevate® members. Alaska offers one of the most comprehensive frequent flyer programs for our Mileage Plan™ members through our frequent flyer partnerships with 24 domestic and international carriers.

Codeshare agreements allow one or more marketing carriers to sell seats on a single operating carrier that services passengers under multiple flight numbers. The sale of codeshare seats can vary depending on the sale arrangement. For example, in a free-sale arrangement, the marketing carrier sells the operating carrier's inventory without any restriction; whereas in a block space arrangement, a fixed amount of seats is sold to the marketing carrier by the operating carrier. The interchangeability of the flight code between carriers provides a greater selection of flights for customers, along with increased flexibility for mileage accrual and redemption.

Interline agreements allow airlines to jointly offer a competitive, single-fare itinerary to customers traveling via multiple carriers to a final destination. An interline itinerary offered by one airline may not necessarily be offered by the other, and the fares collected from passengers are prorated and distributed to interline partners according to preexisting agreements between the carriers. Frequent flyer, codeshare and interline agreements help increase our traffic and revenue by providing more route choices to our guests.

We have marketing alliances with a number of airlines that provide frequent flyer and codesharing opportunities. Alliances are an important part of our strategy and enhance our revenues by:

•	offering our guests more travel destinations and better mileage credit/redemption opportunities, including elite qualifying miles on all of our major U.S. and international airline partners;

•	giving our frequent flyer program a competitive advantage because of our partnership with carriers from all three of the major global alliances;

•	giving us access to more connecting traffic from other airlines; and

•
providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska, Virgin America and our regional affiliates while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sale codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and one or more may be in the process of renegotiation at any time.

On December 19, 2016 we announced the termination of our codeshare agreement with Delta Air Lines ("Delta"), effective April 30, 2017. Our interline agreement with Delta will continue. We expect the impact to our guests in 2017 to be minimal due to growth in Alaska's own network, in large part from our acquisition of Virgin America, and our ability to codeshare with other partners. We also believe the financial exposure from the termination of our codeshare agreement with Delta will be immaterial to our financial results in 2017.

The comprehensive summary of Alaska, Horizon and SkyWest alliances with other airlines is as follows:

Codeshare
	Frequent Flyer Agreement	Alaska Flight # on Flights Operated by Other Airline	Other Airline Flight # on Flights Operated by Alaska / Horizon / SkyWest
Major U.S. or International Airlines
Aeromexico	Yes	No	Yes
American Airlines	Yes	Yes	Yes
Air France	Yes	No	Yes
British Airways	Yes	No	Yes
Cathay Pacific Airways	Yes	No	Yes
Delta Air Lines(b)	Yes(b)	Yes(b)	Yes(b)
Emirates	Yes	No	Yes
Icelandair	Yes	No	Yes
Hainan Airlines	Yes	No	No
KLM	Yes	No	Yes
Korean Air	Yes	No	Yes
LAN S.A.	Yes	No	Yes
Fiji Airways(a)	Yes	No	Yes
Qantas	Yes	No	Yes
Regional Airlines
Rav'n Alaska	Yes	Yes	No
PenAir(a)	Yes	Yes	No

(a)	These airlines do not have their own frequent flyer program. However, Alaska's Mileage PlanTM members can earn and redeem miles on these airlines' route systems.

(b)	Codeshare and frequent flyer agreements with Delta terminate on April 30, 2017.

The comprehensive summary of Virgin America alliances with other airlines is as follows:

Codeshare
	Frequent Flyer Agreement	Virgin America Flight # on Flights Operated by Other Airline	Other Airline Flight # on Flights Operated by Virgin America
Major U.S. or International Airlines
China Airlines	No	No	Yes
China Eastern	No	No	Yes
China Southern	No	No	Yes
Emirates	Yes	No	No
Hawaiian Airlines	Yes(a)	No	Yes
Singapore Airlines	Yes	No	Yes
Virgin Australia	Yes	No	Yes

(a)	Ability to redeem award flights only (no mileage accrual on Hawaiian Airlines flight segments).

The following is the financial impact of our marketing alliances:

	2016(a)	2015	2014	2013	2012
Air Group Marketed Revenues	92%	90%	91%	90%	90%

Codeshare Agreements:
American Airlines	3%	4%	3%	2%	3%
Delta Air Lines	1%	2%	2%	4%	3%
Others	1%	1%	1%	1%	1%

Interline Agreements:
Domestic Interline	2%	2%	2%	2%	2%
International Interline	1%	1%	1%	1%	1%
Total Operating Revenue	100%	100%	100%	100%	100%

(a)	Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

OTHER REVENUE

Other revenue consists of freight and mail, certain frequent flyer and ancillary revenue. While some of our product features are included in our base pricing, we have unbundled certain ancillary features that our guests separately value. Major ancillary revenue products include checked bag fees, change fees and lounge memberships. We also promote and sell products in-flight to enhance the guest experience, including our Tom Douglas signature meals, snacks, alcoholic beverages, in-flight entertainment and Wi-Fi. Total other revenue, excluding frequent flyer program revenue, represents about 7% of our total revenues.

GENERAL

The airline industry is highly competitive and subject to various uncertainties, including economic conditions, volatile fuel prices, industry instability, new competition, a largely unionized work force, the need to finance large capital expenditures and the related availability of capital, government regulation—including taxes and fees and potential aircraft incidents. Airlines have high fixed costs, primarily for wages, aircraft fuel, aircraft ownership and facilities rents. Because expenses of a flight do not vary significantly based on the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. In other words, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our operating and financial results. Passenger demand and ticket prices are, to a large measure, influenced by the general state of the economy, current global economic and political events, and total available airline seat capacity.

In 2016, the airline industry reported historically high revenues and profits, as the global economy continued to recover and oil prices remained low. As the industry strengthens, airlines are now making significant investments in airports, in new planes and in new services to differentiate their customer service offering. Thus, the level of competition is expected to increase.

FUEL

Our business and financial results are highly affected by the price and the availability of aircraft fuel. The cost of aircraft fuel is volatile and outside of our control, and it can have a significant and immediate impact on our operating results. Over the past five years, aircraft fuel expense ranged from 18% to 35% of operating expenses. Fuel prices are impacted by changes in both the price of crude oil and refining margins and can vary by region in the U.S.

The prices we have paid for crude oil on an average annual basis for the past five years have ranged from a low of $43 per barrel in 2016 to a high of $98 in 2013. For us, a $1 per barrel change in the price of oil equates to approximately $18 million of fuel cost annually. Said another way, a one-cent change in our fuel price per gallon will impact our expected annual fuel cost by approximately $7 million per year.

Refining margins, which represent the price of refining crude oil into aircraft fuel, are a smaller portion of the overall price of jet fuel but also contributed to the price volatility in recent years. Average annual refining margin prices have fluctuated between $13 per barrel and $36 per barrel in the last five years, and averaged $13 in 2016.

Generally, West Coast jet fuel prices are somewhat higher and more volatile than prices in the Gulf Coast or on the East Coast. Our average raw fuel cost per gallon decreased 19% in 2016, 39% in 2015 and 6% in 2014.

The percentages of our aircraft fuel expense by crude oil and refining margins, as well as the percentage of our aircraft fuel expense of operating expenses are as follows:

	2016 (a)	2015	2014	2013	2012
Crude oil	69%	62%	72%	71%	65%
Refining margins	20%	26%	18%	19%	25%
Other(b)	11%	12%	10%	10%	10%
Total	100%	100%	100%	100%	100%

Aircraft fuel expense	18%	22%	32%	34%	35%

(a)	Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

(b)	Other includes gains and losses on settled fuel hedges, unrealized mark-to-market fuel hedge gains or losses, taxes and other into-plane costs.

We use crude oil call options as hedges to decrease our exposure to the volatility of jet fuel prices. Historically, we have had jet fuel refining margin swap contracts, but we discontinued the use of the refining margin swaps in 2014. Call options effectively cap our pricing for crude oil, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against spikes in crude oil prices, and during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. We begin hedging approximately 18 months in advance of crude oil consumption.

We believe that operating fuel-efficient aircraft is the best hedge against high fuel prices. Alaska operates an all-Boeing 737 fleet, Virgin America operates an all-Airbus A320 family fleet, and Horizon currently operates an all-Bombardier Q400 turboprop fleet. Air Group's fuel-efficiency rate expressed in available seat miles flown per gallon ("ASMs/g") improved from 74.5 ASMs/g in 2012 to 79.7 ASMs/g in 2016. These improvements have not only reduced our fuel consumption rate, but also the amount of greenhouse gases and other pollutants that our aircraft emit.

COMPETITION

Competition in the airline industry is intense and unpredictable. Our competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. We compete with other domestic airlines and a limited number of international airlines on nearly all of our scheduled routes. Our largest competitor is Delta, who has significantly increased their capacity in Seattle over the past few years. Approximately 61% of our capacity to and from Seattle competes with Delta. Based on schedules filed with the U.S. Department of Transportation, we expect the amount of competitive capacity overlap with all carriers to increase by more than 5% in the first half of 2017, weighted based on our network.

We believe that the following principal competitive factors are important to our guests:

•	Safety record

•	Customer service and reputation

We compete with other airlines in areas of customer service such as on-time performance, guest amenities—including first class and other premium seating, quality of on-board products, aircraft type and comfort. In 2016, Alaska Airlines ranked highest in customer satisfaction among traditional network carriers by J.D. Power and Associates for the ninth year in a row. In 2016 we began installing Boeing Space Bins on our Boeing 737-900ER fleet, providing additional overhead bin space for our guests. In 2017, we are launching a Premium Class of service on our B737 aircraft that will provide extra legroom, early boarding, premium snacks and a complimentary alcoholic beverage. Additionally, in 2017 we are increasing the distance between seats in our first class cabins on the Alaska B737-900 and B737-900ER fleet, providing significantly more space for guests flying in the first class cabin. We expect to fully complete the first class cabin upgrades on the B737-900 and B737-900ER fleet in early 2018.

Cabins of our Virgin America Airbus A320 family fleet have a distinctive appearance through innovative design and use of technology. Every cabin features special mood lighting, designed to create a calming, low-stress environment for our guests; custom leather seats, tailored to provide comfort, especially on our long-haul flights; inflight wireless internet access; and electrical power outlets adjacent to every seat. All of our guests flying on Virgin America aircraft have access to the Red® inflight entertainment system that allows each guest to customize his or her inflight experience through a host of entertainment options, on-demand food and beverage ordering system and a seat-to-seat chat function.

Our employees are a key element of our product. We have a highly engaged workforce that strives to provide a high degree of service and hospitality to our guests both at the airport and in flight. We heavily emphasize our service standards with our employees through training and education programs and monetary incentives related to operational performance and guest surveys.

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

Domestic airline capacity is dominated by four large carriers, representing approximately 82% of total seats. Accordingly, if these carriers discount their fares or enter into our core markets, we must match those fares in order to maintain our load factors, often resulting in year-over-year decreases in our yields. We will defend our core markets vigorously and, if necessary, redeploy capacity to better match supply with demand. We believe the restructuring we've completed over the past decade has decreased our costs, enabling us to offer competitive fares while still earning appropriate returns for our shareholders.

•	Routes served, flight schedules, codesharing and interline relationships, and frequent flyer programs

We also compete with other airlines based on markets served, the frequency of service to those markets and frequent flyer opportunities. Some airlines have more extensive route structures than we do, and they offer significantly more international routes. In order to expand opportunities for our guests, we enter into codesharing and interline relationships with other airlines that provide reciprocal frequent flyer mileage credit and redemption privileges. These relationships allow us to offer our guests access to more destinations than we can on our own, gain exposure in markets we don't serve and allow our guests more opportunities to earn and redeem frequent flyer miles. Our frequent flyer programs offer some of the most comprehensive benefits to our members with the ability to earn and redeem miles on 24 of our partner carriers.

In addition to domestic or foreign airlines that we compete with on most of our routes, we compete with ground transportation in our short-haul markets.  Our airlines, to some extent, also compete with technology such as video conferencing and internet-based meeting tools that have changed the need for, or frequency, of face-to-face business meetings.

TICKET DISTRIBUTION

Our tickets are distributed through three primary channels:

•
Direct to customer: It is less expensive for us to sell through our direct channels at alaskaair.com and virginamerica.com. As a result, we continue to take steps to drive more business to our websites. In addition, we believe this channel is preferable from a branding and customer-relationship standpoint in that we can establish ongoing communication with the customer and tailor offers accordingly.

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

•
Reservation call centers: The Alaska call centers are located in Phoenix, AZ, Kent, WA, and Boise, ID. Virgin America uses an outsourced call center. We generally charge a $15 fee for booking reservations through the Alaska call centers and $20 for booking reservations through the Virgin America call centers. We plan on combining the reservations call centers over the next several months as part of our integration efforts.

Our sales by channel are as follows:

	2016 (a)	2015	2014	2013	2012
Direct to customer	61%	60%	57%	55%	54%
Traditional agencies	23%	23%	25%	27%	27%
Online travel agencies	11%	11%	12%	13%	13%
Reservation call centers	5%	6%	6%	5%	6%
Total	100%	100%	100%	100%	100%

(a)	Includes results for Virgin America for the period December 14, 2016 through December 31, 2016.

SEASONALITY AND OTHER FACTORS

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. Our profitability is generally lowest during the first and fourth quarters due principally to fewer departures and passengers. Profitability typically increases in the second quarter and then reaches its highest level during the third quarter as a result of vacation travel, including increased activity in the state of Alaska. However, we have significantly improved the seasonality of our operations by our continued growth from the West Coast to leisure destinations, like Hawaii and Costa Rica, and expanding to leisure and business destinations in the mid-continental and eastern U.S.

In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	general economic conditions and resulting changes in passenger demand,

•      changes in fuel costs,

•	pricing initiatives by us or our competitors,

•	increases in competition at our primary airports, and

•	increases or decreases in passenger and volume-driven variable costs.

Many of the markets we serve experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceling flights and accommodating displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions, particularly in the state of Alaska and the Pacific Northwest, than some of our competitors, who may be better able to spread weather-related risks over larger route systems. We also are more susceptible to ground delays due to our heavy concentration of departures from San Francisco International Airport.

No material part of our business or that of our subsidiaries is dependent upon a single customer, or upon a few high-volume customers.

EMPLOYEES

Our business is labor intensive. As of December 31, 2016, we employed 19,112 (12,224 at Alaska, 3,252 at Virgin America and 3,636 at Horizon) active full-time and part-time employees. Wages and benefits, including variable incentive pay, represented approximately 40% of our total non-fuel operating expenses in both 2016 and 2015.

Most major airlines, including Alaska and Horizon, have employee groups that are covered by collective bargaining agreements. Airlines with unionized work forces generally have higher labor costs than carriers without unionized work forces, and they may not have the ability to adjust labor costs downward quickly enough to respond to new competition or slowing demand. At December 31, 2016, labor unions represented 84% of Alaska’s and 43% of Horizon’s employees. Inflight teammates, our term for flight attendants at Virgin America, and pilots at Virgin America voted to be represented by unions on

August 13, 2014 and June 4, 2015, respectively. However, as of December 31, 2016 neither Virgin America work group had completed collective bargaining agreement negotiations.

Our relations with U.S. labor organizations are governed by the Railway Labor Act ("RLA"). Under this act, collective bargaining agreements do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board ("NMB") to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in self-help.

Alaska’s union contracts at December 31, 2016 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association International (ALPA)	Pilots	1,834	Amendable 03/31/2018
Association of Flight Attendants (AFA)	Flight attendants	3,921	Amendable 12/17/2019
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	634	Amendable 7/19/2018
IAM	Clerical, office and passenger service	3,032	Amendable 1/1/2019
Aircraft Mechanics Fraternal Association (AMFA) (a)	Mechanics, inspectors and cleaners	684	Amendable 10/17/2016
Mexico Workers Association of Air Transport	Mexico airport personnel	86	Amendable 9/29/2016
Transport Workers Union of America (TWU)	Dispatchers	49	Amendable 3/24/2019
(a) On December 12, 2016, Alaska reached a tentative agreement with AMFA on a proposed five-year contract. If ratified the new contract would become amendable in October 2021.

Horizon’s union contracts at December 31, 2016 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	618	Amendable 12/14/2024
AFA	Flight attendants	623	Amendable 07/18/2019
IBT	Mechanics and related classifications	271	Amendable 12/16/2020
National Automobile, Aerospace, Transportation and General Workers	Station personnel in Vancouver and Victoria, BC, Canada	38	Amendable 2/14/2019
TWU	Dispatchers	18	Amendable 8/26/2018

Virgin America's union contracts at December 31, 2016 were as follows:

Union	Employee Group	Number of Employees	Contract Status
ALPA	Pilots	714	Not completed
TWU	Inflight teammates	1,068	Not completed

EXECUTIVE OFFICERS

The executive officers of Air Group. and executive officers of Alaska, Virgin America and Horizon who have significant decision-making responsibilities, their positions and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
Bradley D. Tilden	Chairman and Chief Executive Officer of Alaska Air Group, Inc., Chairman of Alaska Airlines, Inc., Horizon Air Industries, Inc. and Virgin America Inc.	56	1994

Benito Minicucci	President and Chief Operating Officer of Alaska Airlines, Inc. and Chief Executive Officer of Virgin America Inc.	50	2004

Brandon S. Pedersen	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc., and Chief Financial Officer of Virgin America Inc.	50	2003

Andrew R. Harrison	Executive Vice President and Chief Commercial Officer of Alaska Airlines, Inc.	46	2008

David L. Campbell	President and Chief Executive Officer of Horizon Air Industries, Inc.	55	2014

Kyle B. Levine	Vice President Legal and General Counsel of Alaska Air Group, Inc. and Alaska Airlines, Inc. and Chief Ethics and Compliance Officer of Alaska Air Group, Inc.	45	2016

Mr. Tilden joined Alaska Airlines in 1991, became Controller of Alaska Air Group and Alaska Airlines in 1994 and was named Vice President/Finance at Alaska Airlines in January 1999 and at Alaska Air Group in February 2000. He was elected Alaska Airlines Chief Financial Officer in February 2000, Executive Vice President/Finance and Chief Financial Officer of both companies in January 2002 and Executive Vice President/Finance and Planning of Alaska Airlines in April 2007. Mr. Tilden was named, President of Alaska Airlines in December 2008, and in May 2012, he was elected President and CEO of Alaska Air Group and Alaska Airlines and CEO of Horizon Air. He leads Air Group’s Management Executive Committee and was elected to the Air Group Board in 2010 and became Chairman of the Board in January 2014.

Mr. Minicucci joined Alaska Airlines in 2004 as Staff Vice President of Maintenance and Engineering and was promoted to Vice President of Seattle Operations in June 2008. He was elected Executive Vice President/Operations and Chief Operating Officer of Alaska Airlines in December 2008. In May 2016, he was named President of Alaska Airlines and, in December 2016, Chief Executive Officer of Virgin America. He is a member of Air Group’s Management Executive Committee.

Mr. Pedersen joined Alaska Airlines in 2003 as Staff Vice President/Finance and Controller of Alaska Air Group and Alaska Airlines and was elected Vice President/Finance and Controller for both entities in 2006. He was elected Chief Financial Officer of Alaska Air Group and Alaska Airlines in June 2010 and Executive Vice President/Finance and Chief Financial Officer of both entities in 2014. In December 2016, he was named Chief Financial Officer of Virgin America Inc. He is a member of Air Group's Management Executive Committee.

Mr. Harrison joined Alaska Airlines in 2003 as the Managing Director of Internal Audit and was elected Vice President of Planning and Revenue Management in 2008. He was elected Senior Vice President of Planning and Revenue Management in 2014. He was elected Executive Vice President and Chief Revenue Officer in February 2015 and named Executive Vice President and Chief Commercial Officer in August 2015. He is a member of Air Group's Management Executive Committee.

Mr. Campbell joined Horizon Air in 2014 as President and Chief Operating Officer and was named President and Chief Executive Officer in May 2016. Prior to joining Horizon Air, Mr. Campbell served more than 25 years in maintenance and flight operations. Most recently, he served as the Vice President of Maintenance and Engineering at JetBlue Airways from January 2014 to August 2014, and, prior to that, he served as Vice President of Safety and Operational Performance at

American Airlines. He joined American in 1988 after serving for four years in the U.S. Air Force and has overseen maintenance, quality, technical operations and safety. He is a member of Air Group's Management Executive Committee.

Mr. Levine was elected Vice President Legal and General Counsel of Alaska Air Group and Alaska Airlines in January 2016 and is a member of Air Group’s Management Executive Committee. He joined Alaska Airlines in February 2006 as a Senior Attorney. He also served as Associate General Counsel and Managing Director Commercial Law and General Litigation from July 2009 to February 2011 and, subsequently, as Deputy General Counsel and Managing Director of Legal at Alaska Airlines from February 2011 to January 2016. He was appointed Assistant Corporate Secretary of Air Group and Alaska Airlines in February 2014.

REGULATION

GENERAL

The airline industry is highly regulated, most notably by the federal government. The Department of Transportation (DOT), the Federal Aviation Administration (FAA) and the Transportation Security Administration (TSA) exercise significant regulatory authority over air carriers.

•
DOT: In order to provide passenger and cargo air transportation in the U.S., a domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. Certificates do not expire, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificates. While airlines are permitted to establish their own fares without government regulation, the DOT has jurisdiction over the approval of international codeshare agreements, marketing alliance agreements between major domestic carriers, international and some domestic route authorities, Essential Air Service market subsidies, carrier liability for personal or property damage, and certain airport rates and charges disputes. International treaties may also contain restrictions or requirements for flying outside of the U.S. and impose different carrier liability limits than those applicable to domestic flights. The DOT has been active in implementing a variety of “consumer protection” regulations, covering subjects such as advertising, passenger communications, denied boarding compensation and tarmac delay response. Airlines are subject to enforcement actions that are brought by the DOT from time to time for alleged violations of consumer protection and other economic regulations. We are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

•
FAA: The FAA, through Federal Aviation Regulations (FARs), generally regulates all aspects of airline operations, including establishing personnel, maintenance and flight operation standards. Domestic airlines are required to hold a valid air carrier operating certificate issued by the FAA. Pursuant to these regulations, we have established, and the FAA has approved, our operations specifications and a maintenance program for each type of aircraft we operate. Each maintenance program provides for the ongoing maintenance of the relevant aircraft type, ranging from frequent routine inspections to major overhauls. From time to time the FAA issues airworthiness directives (ADs) that must be incorporated into our aircraft maintenance program and operations. All airlines are subject to enforcement actions that are brought by the FAA from time to time for alleged violations of FARs or ADs. At this time, we are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

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

We believe there may be local or federal legislation in the future to reduce carbon and other greenhouse gas emissions. Over the course of several years, we have transitioned to more fuel-efficient aircraft fleets and reduced our emissions with the goal of continuing that trend.

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

GLOSSARY OF TERMS

Aircraft Utilization - block hours per day; this represents the average number of hours per day our aircraft are in transit

Aircraft Stage Length - represents the average miles flown per aircraft departure

ASMs - available seat miles, or “capacity”; represents total seats available across the fleet multiplied by the number of miles flown

CASM - operating costs per ASM, or "unit cost"; represents all operating expenses including fuel and special items

CASMex - operating costs excluding fuel and special items per ASM; this metric is used to help track progress toward reduction of non-fuel operating costs since fuel is largely out of our control

Debt-to-capitalization ratio - represents adjusted debt (long-term debt plus the present value of future operating lease payments) divided by total equity plus adjusted debt

Diluted Earnings per Share - represents earnings per share ("EPS") using fully diluted shares outstanding

Diluted Shares - represents the total number of shares that would be outstanding if all possible sources of conversion, such as stock options, were exercised

Economic Fuel - best estimate of the cash cost of fuel, net of the impact of our fuel-hedging program

Free Cash Flow - total operating cash flow generated less cash paid for capital expenditures

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with paying passengers

Mainline - represents flying Boeing 737 and Airbus 320 family jets and all associated revenues and costs

PRASM - passenger revenue per ASM; commonly called “passenger unit revenue”

Productivity - number of revenue passengers per full-time equivalent employee

RASM - operating revenue per ASMs, or "unit revenue"; operating revenue includes all passenger revenue, freight & mail, Mileage Plan and other ancillary revenue; represents the average total revenue for flying one seat one mile

Regional - represents capacity purchased by Alaska from Horizon, SkyWest and PenAir. In this segment, Regional records actual on-board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under the respective capacity purchased arrangement (CPAs). Additionally, Regional includes an allocation of corporate overhead such as IT, finance, other administrative costs incurred by Alaska and on behalf of Horizon.

RPMs - revenue passenger miles, or "traffic"; represents the number of seats that were filled with paying passengers; one passenger traveling one mile is one RPM

Yield - passenger revenue per RPM; represents the average revenue for flying one passenger one mile

ITEM 1A. RISK FACTORS

If any of the following occurs, our business, financial condition and results of operations could suffer. In such case, the trading price of our common stock could also decline. We operate in a continually changing business environment.  In this environment, new risks may emerge, and already identified risks may vary significantly in terms of impact and likelihood of occurrence. Management cannot predict such developments, nor can it assess the impact, if any, on our business of such new risk factors or of events described in any forward-looking statements.

We have adopted an enterprise wide Risk Analysis and Oversight Program designed to identify the various risks faced by the organization, assign responsibility for managing those risks to individual executives as well as align these risks with Board oversight. These enterprise-level risks have been aligned to the risk factors discussed below.

SAFETY, COMPLIANCE AND OPERATIONAL EXCELLENCE

Our reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of our aircraft or an aircraft operated by one of our codeshare partners or CPA carriers could involve a significant loss of life and result in a loss of confidence in our airlines by the flying public and/or aviation authorities. We could experience significant claims from injured passengers, bystanders and surviving relatives as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. We maintain liability insurance in amounts and of the type generally consistent with industry practice, as do our codeshare partners and CPA carriers. However, the amount of such coverage may not be adequate to fully cover all claims, and we may be forced to bear substantial economic losses from such event. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if it is fully insured and does not involve one of our aircraft, could cause a public perception that our airlines or the aircraft we or our partners fly are less safe or reliable than other transportation alternatives. This would harm our business.

Our operations are often affected by factors beyond our control, including delays, cancellations and other conditions, which could harm our business, financial condition and results of operations.

As is the case for all airlines, our operations often are affected by delays, cancellations and other conditions caused by factors largely beyond our control.

Factors that might impact our operations include:

•	congestion and/or space constraints at airports or air traffic control problems;

•	lack of operational approval (e.g. new routes, aircraft deliveries, etc.);

•	adverse weather conditions;

•	increased security measures or breaches in security;

•	contagious illness and fear of contagion;

•	changes in international treaties concerning air rights;

•	international or domestic conflicts or terrorist activity; and

•	other changes in business conditions.

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

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the U.S. DOT, the TSA and the FAA have issued regulations that have required significant expenditures relating to maintenance of aircraft, operation of airlines and establishment of consumer protection.

Similarly, there are a number of legislative and regulatory initiatives and reforms at the federal, state and local levels. These initiatives include increasingly stringent laws to protect the environment, minimum wage requirements and health care mandates. They could affect our relationship with our workforce and the vendors that serve our airlines and cause our expenses to increase without an ability to pass through these costs.

Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Many airports have increased their rates and charges to air carriers to reflect higher costs of security, updates to infrastructures and other. Additional laws, regulations, taxes, airport rates and airport charges may be occasionally proposed that could significantly increase the cost of airline operations or reduce the demand for air travel. Although lawmakers may impose these additional fees and view them as “pass-through” costs, we believe that a higher total ticket price will influence consumer purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business.

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

We rely on outside vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, ground handling, fueling, computer reservation system hosting, telecommunication systems and information technology infrastructure and services.

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

STRATEGY

The airline industry is highly competitive and susceptible to price discounting and changes in capacity, which could have a material adverse effect on our business. If we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.

The U.S. airline industry is characterized by substantial price competition. In recent years, the market share held by low-cost carriers and ultra low-cost carriers has increased significantly and is expected to continue to increase. Airlines also compete for market share by increasing or decreasing their capacity, route systems and the number of markets served. Several of our competitors have increased their capacity in markets we serve, particularly on the West Coast and in our Seattle hub, resulting in increased competition for those destinations. Increased competition in both domestic and international markets may have a material adverse effect on our results of operations, financial condition or liquidity.

We continue to strive toward aggressive cost-reduction goals that are an important part of our business strategy of offering the best value to our guests through competitive fares while achieving acceptable profit margins and return on capital. If we are unable to reduce our costs over the long-term and achieve sustained targeted returns on invested capital, we will likely not be able to grow our business in the future or weather industry downturns. Therefore, our financial results may suffer.

The airline industry may undergo further restructuring, consolidation, or the creation or modification of alliances or joint ventures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We continue to face strong competition from other carriers due to restructuring, consolidation, and the creation and modification of alliances and joint ventures. Since deregulation, both the U.S. and international airline industries have experienced consolidation through a number of mergers and acquisitions. Carriers may also improve their competitive positions through airline alliances, slot swaps/acquisitions and/or joint ventures. Certain airline joint ventures further competition by allowing airlines to coordinate routes, pool revenues and costs, and enjoy other mutual benefits, achieving many of the benefits of consolidation.

We depend on a few key markets to be successful.

Our strategy includes being the premier carrier for people living on the West Coast. This results in a high concentration of our business in key West Coast markets. A significant portion of our flights occur to and from our Seattle hub. In 2016, passengers to and from Seattle accounted for 61% of our total guests. We expect this to become more diversified in the future as a result of the recent acquisition of Virgin America, whose primary hubs are San Francisco and Los Angeles.

We believe that concentrating our service offerings in this way allows us to maximize our investment in personnel, aircraft and ground facilities, as well as to gain greater advantage from sales and marketing efforts in those regions. As a result, we remain highly dependent on our key markets. Our business could be harmed by any circumstances causing a reduction in demand for air transportation in our key markets. An increase in competition in our key markets could also cause us to reduce fares or take other competitive measures that, if sustained, could harm our business, financial condition and results of operations.

Economic uncertainty or another recession would likely impact demand for our product and could harm our financial condition and results of operations.

The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. We are also highly dependent on U.S. consumer confidence and the health of the U.S. economy. Unfavorable U.S. economic conditions have historically driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and shorter distance travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forgo air travel by using communication alternatives such as videoconferencing or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions also hamper the ability of airlines to raise fares to counteract increased fuel, labor and other costs. Unfavorable or even uncertain economic conditions could negatively affect our financial condition and results of operations.

We are dependent on a limited number of suppliers for aircraft and parts.

Alaska is dependent on Boeing as its sole supplier for aircraft and many aircraft parts. Virgin America is similarly dependent on Airbus, and Horizon is dependent on Bombardier and soon Embraer. Additionally, each carrier is dependent on sole suppliers for aircraft engines for each aircraft type. As a result, we are more vulnerable to issues associated with the supply of those aircraft and parts, including design defects, mechanical problems, contractual performance by the manufacturers or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft or instability in the foreign countries, in which the aircraft and its parts are manufactured.

We rely on partner airlines for codeshare and frequent flyer marketing arrangements.

Our airlines are parties to marketing agreements with a number of domestic and international air carriers, or “partners." These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska or Virgin America codeshare flights. In addition, the agreements generally provide that members of Alaska’s Mileage Plan™ program, or Virgin America's Elevate® program, can earn credit on or redeem credit for partner flights and vice versa. We receive revenue from flights sold under codeshare and from interline arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our frequent flyer programs. The loss of a significant partner through bankruptcy, consolidation, or otherwise, could have a negative effect on our revenues or the attractiveness of our Mileage Plan™ and Elevate® programs, which we believe is a source of competitive advantage.

We routinely engage in analysis and discussions regarding our own strategic position, including alliances, codeshare arrangements, interline arrangements and frequent flyer program enhancements, and may have future discussions with other airlines regarding similar activities. If other airlines participate in consolidation or reorganization, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of ours and potentially impairing our ability to realize expected benefits from our own strategic relationships.

INFORMATION TECHNOLOGY

We rely heavily on automated systems to operate our business, and a failure to invest in new technology or a disruption of our current systems or their operators could harm our business.

We depend on automated systems to operate our business, including our airline reservation system, our telecommunication systems, our website, our maintenance systems, our check-in kiosks, mobile devices and other systems. Substantially all of our tickets are issued to our guests as electronic tickets, and the majority of our customers check in using our website, airport kiosks, or our mobile application. We depend on our reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, we must continue to invest in new technology to ensure that our website, reservation system and check-in systems are able to accommodate a high volume of traffic, maintain information security and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures or service disruptions could reduce the attractiveness of our services and cause our guests to do business with another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch and other operational needs. In 2017, subsequent to year end, we migrated to a new crew management system. We also plan to move our primary data center location. Disruptions, failed migration, untimely recovery, or a breach of these systems or the data center could result in the loss of important data, an increase of our expenses, an impact on our operational performance or a possible temporary cessation of our operations.

If we do not maintain the privacy and security of our information, we could damage our reputation and incur substantial legal and regulatory costs.

We accept, store and transmit information about our guests, our employees, our business partners and our business.  In addition, we frequently rely on third-party hosting sites and data processors, including cloud providers. Our sensitive information relies on secure transmission over public and private networks.  A compromise of our systems, the security of our infrastructure or those of other business partners that result in our information being accessed or stolen by unauthorized persons could adversely affect our operations and our reputation.

FINANCIAL CONDITION AND FINANCIAL MARKETS

Our business, financial condition and results of operations are substantially exposed to the volatility of jet fuel prices. Significant increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our total operating expenses. Future increases in the price of jet fuel may harm our business, financial condition and results of operations unless we are able to increase fares and fees or add additional ancillary services to attempt to recover increasing fuel costs.

Our indebtedness and other fixed obligations could increase the volatility of earnings and otherwise restrict our activities and potentially lead to liquidity constraints.

We incurred a significant amount of new debt to finance our acquisition of Virgin America. We now have and will continue to have for the foreseeable future a substantial amount of debt. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues would result in a disproportionately greater decrease in earnings.

Our outstanding long-term debt and other fixed obligations could have important consequences. For example, they could limit our ability to obtain additional financing to fund our future capital expenditures, acquisitions, working capital or other purposes; require us to dedicate a material portion of our operating cash flow to fund lease payments and interest payments on indebtedness, thereby reducing funds available for other purposes; or limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

Although we have historically been able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations when they become due, we cannot ensure we will be able to do so in the future. If we fail to do so, our business could be harmed.

See "Liquidity and Capital Resources" within Item 7 of this filing for more detailed information about our obligations and commitments.

Certain of our financing agreements have covenants that impose operating and financial restrictions on us.

Certain of our credit facilities and indentures governing our secured borrowings impose certain operating and financial covenants on us. Such covenants require us to maintain, depending on the particular agreement, minimum liquidity and/or minimum collateral coverage ratios and other negative covenants customary for such financings. A decline in the value of collateral could result in a situation where we may not be able to maintain the required collateral coverage ratio.

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

As of December 31, 2016, the average age of our NextGen aircraft (B737-800, -900, -900ERs) was approximately 7.3 years, the average age of our Q400 aircraft was approximately 10 years, and the average age of our A319 and A320 aircraft was approximately 6.8 years. Our relatively new aircraft currently require less maintenance than they will in the future. Any significant increase in maintenance expenses could have a material adverse effect on our results of operations.

BRAND AND REPUTATION

As we evolve our brand to appeal to a changing demographic and grow into new markets, we will engage in strategic initiatives that may not be favorably received by all our guests.

We continue to focus on strategic initiatives designed to increase our brand appeal to a diverse and evolving demographic of airline travelers. These efforts could include significant enhancements to our in-airport and on-board environments, increasing our direct customer relationships through improvements to our purchasing portals (digital and mobile) and optimization of our customer loyalty programs.

In pursuit of these efforts we may negatively affect our reputation with some of our existing customer base.

LABOR RELATIONS AND LABOR STRATEGY

A significant increase in labor costs, unsuccessful attempts to strengthen our relationships with union employees or loss of key personnel could adversely affect our business and results of operations.

Labor costs are a significant component of our total expenses. Each of Alaska and Horizon's represented employee groups has a separate collective bargaining agreement. Through negotiations or transition agreements in the Virgin America integration, each group could make demands that would increase our operating expenses and adversely affect our financial performance if we agree to them. The same result could apply if we experience a significant increase in vendor labor costs, including wage rate increases, which could ultimately flow through to us under the applicable services agreement.

As of December 31, 2016, labor unions represented approximately 84% of Alaska’s and 43% of Horizon’s employees. Although Virgin America employees are not currently covered under collective bargaining agreements, pilots and inflight teammates have elected to be represented and will, through negotiations, ultimately enter into joint collective bargaining agreements with Alaska's represented workforce. Although we have been successful in fostering communications, negotiating approaches and developing other strategies to enhance workforce engagement in our long-term vision, future uncertainty around open contracts—including the joint collective bargaining negotiations for the integration of Alaska's and Virgin America's represented work groups—could be a distraction, affecting employee focus on our business and diverting management’s attention from other projects and issues.

We compete against the major U.S. airlines and other businesses for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, sustain employee engagement in our strategic vision, or if we are unsuccessful at implementing succession plans for our key staff, we may be unable to grow or sustain our business. In recent years, there have been pilot shortages in hiring in the regional market, and there is an anticipated pilot shortage in hiring in the mainline markets in the next two to three years. Attrition beyond normal levels could negatively impact our operating results, and our business prospects could be harmed.

Employees could also engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt our normal operations in an attempt to pressure us to acquiesce to wage or other demands during Section 6 negotiations or transition agreement discussions. Although the Railway Labor Act makes such “self-help” unlawful until the National Mediation Board releases the parties following lengthy mediation attempts, and we could seek injunctive relief or other remedies against premature self-help, such actions could cause significant harm even if we were ultimately to be successful.

ACQUISITION AND INTEGRATION OF VIRGIN AMERICA

We may be unable to effectively integrate Virgin America’s business and realize the anticipated benefits of the acquisition. In addition, delays in integration could cause anticipated synergies to take longer to realize than currently anticipated.

We must devote significant management attention and resources to integrating the business practices and operations of Virgin America. Potential difficulties we may encounter as part of the integration process include the following:

•
the inability to successfully combine the Virgin America business with that of Alaska's in a manner that permits us to achieve anticipated net synergies and other anticipated benefits of the acquisition;

•	the inability to successfully attract and retain Virgin America guests upon integration with Alaska;

•	the challenges associated with operating aircraft types new to our operations, specifically the Airbus A319 and A320;

•	the challenges associated with an expanded or new presence in more congested airports and markets;

•
the challenges associated with integrating complex systems, technology, aircraft fleets, networks, facilities and other assets in a seamless manner that minimizes any adverse impact on guests, suppliers, employees and other constituents;

•
the challenges associated with integrating Virgin America employees into Alaska's workforce while maintaining our focus on providing consistent, high quality customer service, including seniority list integration, negotiation of transition process agreements and, in the case of the pilot workgroups, negotiation of a joint collective bargaining agreement; and

•
potential unknown liabilities, liabilities that are significantly larger than we currently anticipate, and unforeseen increased expenses or delays, including costs to integrate Virgin America’s business that may exceed our current estimates.

Any of the foregoing factors could adversely affect our ability to maintain relationships with guests, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition on a timely basis, or at all. These factors could also reduce our earnings or otherwise adversely affect our business and financial results. In addition, integration requirements have caused, and may continue to cause, a delay of other strategic initiatives.

The Virgin brand is not under our control, and negative publicity related to the Virgin brand name could materially adversely affect our business.

Virgin America licenses rights to the Virgin brand from certain entities affiliated with the Virgin Group on a non-exclusive basis. The Virgin brand is also licensed to and used by a number of other companies, including two airlines, Virgin Atlantic Airways and Virgin Australia Airlines, operating in other geographies. We rely on the general goodwill of consumers and our employees towards the Virgin brand. Consequently, any adverse publicity in relation to the Virgin brand name, its principals, particularly Sir Richard Branson who is closely associated with the brand, or another Virgin-branded company over which we have no control or influence could have a material adverse effect on our business.

We obtain our rights to use the Virgin brand under agreements with certain entities affiliated with the Virgin Group, and we would lose those rights if these agreements are terminated or not renewed.

Virgin America is a party to license agreements with certain entities affiliated with the Virgin Group pursuant to which we obtain rights to use the Virgin brand. The licensor may terminate the agreements upon the occurrence of a number of specified events including if Virgin America commits a material breach of our obligations under the agreements that is uncured for more than 10 business days or if we materially damage the Virgin brand. If we lose our rights to use the Virgin brand, we would lose the goodwill associated with the brand name, which would likely require substantial expenditures, and our business and financial condition would likely be materially adversely affected.

The need to integrate Virgin America’s workforce into joint collective bargaining agreements with Alaska's workforce presents the potential for delay in achieving expected synergies and other benefits or labor disputes that could adversely affect our operations and costs.

The successful integration of Virgin America and achievement of the anticipated benefits of the acquisition depend significantly on integrating Virgin America’s employees into Alaska and on maintaining productive employee relations. Failure to do so presents the potential for delays in achieving expected synergies and other benefits of integration or labor disputes that could adversely affect our operations and costs. The process for integrating labor groups in an airline merger is governed by a combination of the Railway Labor Act, the McCaskill-Bond Act, and where applicable, the existing provisions of our collective bargaining agreements (“CBAs”) and internal union policies.

Under the Railway Labor Act, the National Mediation Board has exclusive authority to resolve representation disputes arising out of airline mergers. The disputes that the National Mediation Board has authority to resolve include (i) whether the carriers, through the merger, have integrated operations to the point of creating a “single transportation system” for representation purposes; (ii) determination of the appropriate “craft or class” for representational purposes, including a determination of which positions are to be included within a particular craft or class; and (iii) certification of the system-wide representative organization, if any, for each of our craft or class following the merger. Failure to resolve these disputes could result in delays in achieving expected synergies and other benefits of integration as well as adversely impact our operations and costs.

Pending operational integration of Virgin America with Alaska, it will be necessary to maintain a “fence” between Alaska and Virgin America employee groups that are represented by unions. During this time, we will keep the employee groups separate, each applying the terms of its own existing employment agreements unless other terms have been negotiated. Achievement of expected synergies and other benefits will be delayed until the time that operational integration is obtained.

We are expected to incur substantial expenses related to the acquisition and the integration of Virgin America’s business.

We are expected to incur substantial integration and transition expenses in connection with the acquisition of Virgin America, including the necessary costs associated with integrating the operations of Alaska and Virgin America. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including reservations, frequent flyer, ticketing/distribution, maintenance and flight operations. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the financial benefits we expect to achieve from the acquisition, including the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will continue to result in us taking significant charges against earnings in future periods, and the amount and timing of such charges are uncertain at present.

We acquired Virgin America’s indebtedness upon closing of the acquisition, which additional indebtedness may limit our financial and operating flexibility.

Upon closing of the acquisition, we acquired Virgin America’s outstanding indebtedness and became subject to the operating restrictions under the debt instruments governing such indebtedness. Virgin America has significant debt and lease obligations related to existing purchased and leased aircraft. Our increased indebtedness following the acquisition may:

•
require a substantial portion of cash flows from operations for debt service payments and operating lease payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes; and

•	limit our flexibility in planning for, or reacting to, changes in its business and the airline industry and, consequently, negatively affect our competitive position.

We will need to launch certain branding or rebranding initiatives in connection with the acquisition that may take a significant amount of time and involve substantial costs and that may not be favorably received by our guests.

We may incur substantial costs if we decide to rebrand any of Virgin America’s products and services and may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by Virgin America in any of Virgin America’s markets. The failure of any such rebranding initiatives could adversely affect our ability to attract and retain guests, which could cause us not to realize some or all of the anticipated benefits contemplated to result from the acquisition.

Our ability to use Virgin America’s net operating loss carryforwards to offset future taxable income for U.S. federal and state income tax purposes may be limited as a result of the previous ownership changes, this acquisition or taxable income if it does not reach sufficient levels.

As of the acquisition closing date, Virgin America had federal net operating loss carryforwards (“NOLs”) of approximately $773 million available to offset future taxable income, expiring between 2028 and 2036, and state NOLs of approximately $344 million that expire beginning in 2027 and continuing through 2035.

Virgin America has experienced multiple “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the most recent being its acquisition by us. Section 382 of the Code imposes an annual limitation on the amount of pre-ownership change NOLs of the corporation that experiences ownership change. The limitation imposed by Section 382 of the Code for any post-ownership change year generally would be determined by multiplying the value of such corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may, under certain circumstances, be increased by built-in gains or reduced by built-in losses in the assets held by such corporation at the time of the ownership change. Our use of NOLs generated after the date of an ownership change would not be limited unless we were to experience a subsequent ownership change.

Our ability to use the NOLs will also depend on the amount of taxable income generated in future periods. The NOLs may expire before we can generate sufficient taxable income to utilize the NOLs.

The application of the acquisition method of accounting resulted in us recording a significant amount of goodwill, which could result in significant future impairment charges and negatively affect our financial results.

In accordance with applicable acquisition accounting rules, we recorded goodwill on our consolidated balance sheet to the extent the Virgin America acquisition purchase price exceeded the net fair value of Virgin America’s tangible and identifiable intangible assets and liabilities as of the acquisition date. Goodwill is not amortized, but is tested for impairment at least annually. We could record impairment charges in our results of operations as a result of, among other items, extreme fuel price volatility, a significant decline in the fair value of certain tangible or intangible assets, unfavorable trends in forecasted results of operations and cash flows, uncertain economic environment and other uncertainties. We can provide no assurance that a significant impairment charge will not occur in one or more future periods. Any such charges may materially negatively affect our financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None

ITEM 2. PROPERTIES

AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2016:

Aircraft Type	Seats	Owned	Leased	Total	Average Age in Years
B737 Freighter & Combis	0/72	6	—	6	23.2
B737-400	144	3	7	10	20.9
B737 NextGen	124-181	129	10	139	7.3
A319	119	—	10	10	9.2
A320	146-149	10	43	53	6.3
Total Mainline Fleet		148	70	218	8.2
Q400	76	37	15	52	10.0
E175	76	—	15	15	0.8
Total Regional Fleet		37	30	67	7.9
Total		185	100	285	8.2

“Management’s Discussion and Analysis of Financial Condition and Results of Operations" discusses future orders and options for additional aircraft. “Liquidity and Capital Resources" provides more information about aircraft that are used to secure long-term debt arrangements or collateralize credit facilities.

Alaska’s leased B737 aircraft have lease expiration dates between 2017 and 2023. Virgin America's leased A319 and A320 aircraft have expiration dates between 2019 and 2025. Horizon’s leased Q400 aircraft have expiration dates in 2018. The leased E175 aircraft are through our capacity purchase agreement with SkyWest. Alaska, Virgin America and Horizon have the option to extend some of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the then-fair-market value of the aircraft. Air Group also owns two non-operating CRJ-700 aircraft classified as held-for-sale as of December 31, 2016.

GROUND FACILITIES AND SERVICES

We own terminal buildings in various cities in the state of Alaska and several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) near Seattle, WA. These include a multi-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and data center, and various other commercial office buildings.

We lease ticket counters, gates, cargo and baggage space, ground equipment, office space and other support areas at the majority of the airports we serve. Airport leases contain provisions for periodic adjustments of lease rates. We are typically responsible for maintenance, insurance and other facility-related expenses and services under these agreements. We also lease operations, training, data center, and administrative facilities in Burlingame, CA; Portland, OR; Quincy, WA; and Spokane, WA as well as line maintenance stations in Boise, ID; Bellingham, WA; Eugene, OR; San Jose, CA; Medford, OR; Redmond, OR; Seattle, WA; and Spokane, WA. Further, we lease call center facilities in Phoenix, AZ, and Boise, ID.

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

In 2015, three flight attendants filed a class action lawsuit seeking to represent all Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws.  Plaintiffs received class certification in November 2016. Virgin America filed a motion for summary judgment seeking to dismiss all claims on various federal preemption grounds.  In January 2017, the Court denied in part and granted in part Virgin America’s motion.  Virgin America believes the claims in this case are without factual and legal merit and intends to defend this lawsuit through, among other strategies, filing a motion for reconsideration of the Court’s certification decision and denial of summary judgment and, if necessary, a motion for certification of interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2016, there were 129,189,634 shares of common stock of Alaska Air Group, Inc. issued and 123,328,051 shares outstanding and 2,277 shareholders of record. In 2016, we paid quarterly dividends of $0.275 per share in March, June, September and December. Our common stock is listed on the New York Stock Exchange (symbol: ALK). The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange:

	2016		2015
	High	Low	High	Low
First Quarter	$83.05	$61.58	$70.83	$57.73
Second Quarter	83.09	54.53	68.68	58.15
Third Quarter	71.57	56.47	82.75	62.59
Fourth Quarter	91.88	65.60	87.16	73.00

SALES OF NON-REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None during the quarter ended December 31, 2016.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2011 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2011.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

Virgin America became a wholly-owned subsidiary of Air Group on December 14, 2016. Operating results, financial position and operating statistics presented below include Virgin America data for the period December 14, 2016 through December 31, 2016, and the impact of purchase accounting as of December 14, 2016 in the "consolidated" and "mainline" results. Refer to "Critical Accounting Estimates" section of Item 7 for further information regarding purchase accounting.

Year Ended December 31 (in millions, except per-share amounts):	2016	2015	2014	2013	2012
CONSOLIDATED OPERATING RESULTS (audited)
Operating Revenues	$5,931	$5,598	$5,368	$5,156	$4,657
Operating Expenses	4,582	4,300	4,406	4,318	4,125
Operating Income	1,349	1,298	962	838	532
Nonoperating income (expense), net of interest capitalized(a)	(4)	14	13	(22)	(18)
Income before income tax	1,345	1,312	975	816	514
Net Income	$814	$848	$605	$508	$316
Average basic shares outstanding	123.557	128.373	135.445	139.910	141.416
Average diluted shares outstanding	124.389	129.372	136.801	141.878	143.568
Basic earnings per share	$6.59	$6.61	$4.47	$3.63	$2.23
Diluted earnings per share	$6.54	$6.56	$4.42	$3.58	$2.20
Cash dividends declared per share	$1.10	$0.80	$0.50	$0.20	—
CONSOLIDATED FINANCIAL POSITION (audited)
At End of Period (in millions):
Total assets(b)	$9,962	$6,530	$6,059	$5,719	$5,350
Long-term debt, including current portion(b)	$2,964	$683	$798	$865	$1,025
Shareholders' equity	$2,931	$2,411	$2,127	$2,029	$1,421
OPERATING STATISTICS (unaudited)(e)
Consolidated:(c)
Revenue passengers (000)	34,289	31,883	29,278	27,414	25,896
RPMs (000,000) "traffic"	37,209	33,578	30,718	28,833	27,007
ASMs (000,000) "capacity"	44,135	39,914	36,078	33,672	31,428
Load factor	84.3%	84.1%	85.1%	85.6%	85.9%
Yield	13.45¢	14.27¢	14.91¢	14.80¢	14.92¢
PRASM	11.34¢	12.01¢	12.69¢	12.67¢	12.82¢
RASM	13.44¢	14.03¢	14.88¢	14.74¢	14.82¢
CASMex(d)	8.23¢	8.30¢	8.36¢	8.47¢	8.48¢
Mainline:
Revenue passengers (000)	24,838	22,869	20,972	19,737	18,526
RPMs (000,000) "traffic"	33,489	30,340	27,778	26,172	24,417
ASMs (000,000) "capacity"	39,473	35,912	32,430	30,411	28,180
Load factor	84.8%	84.5%	85.7%	86.1%	86.6%
Yield	12.24¢	12.98¢	13.58¢	13.33¢	13.45¢
PRASM	10.38¢	10.97¢	11.64¢	11.48¢	11.65¢
CASMex(d)	7.30¢	7.39¢	7.45¢	7.54¢	7.56¢
Regional (c):
Revenue passengers (000)	9,452	9,015	8,306	7,677	7,371
RPMs (000,000) "traffic"	3,720	3,238	2,940	2,661	2,590
ASMs (000,000) "capacity"	4,662	4,002	3,648	3,261	3,247
Load factor	79.8%	80.9%	80.6%	81.6%	79.8%
Yield	24.42¢	26.37¢	27.40¢	29.20¢	28.81¢
PRASM	19.49¢	21.34¢	22.08¢	23.83¢	22.98¢

(a)	Capitalized interest was $25 million, $34 million, $20 million, $21 million and $18 million for 2016, 2015, 2014, 2013 and 2012.

(b)
In the first quarter of 2016, we retrospectively adopted Accounting Standards Update 2015-03 "Simplifying the Presentation of Debt Issuance Costs." Prior year amounts have been adjusted to reflect a reclassification of debt issuance costs.

(c)	Includes flights under Capacity Purchase Agreements operated by SkyWest and PenAir.

(d)	See reconciliation to the most directly related Generally Accepted Accounting Principles ("GAAP") measure in the "Results of Operations" section.

(e)	See "Glossary of Terms" for definitions of the abbreviated terms.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•	Year in Review—highlights from 2016 outlining some of the major events that happened during the year and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three years presented in our consolidated financial statements. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of 2017. When providing forward-looking statements on future expectations, we will provide the impact of Virgin America as a separate component of expected changes from 2016. Virgin America was acquired on December 14, 2016 and plays a significant role in the year-over-year change. Further information about the acquisition of Virgin America can be found in Note 2 to the consolidated financial statements.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, sources and uses of cash, contractual obligations and commitments and off-balance sheet arrangements.

•	Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

YEAR IN REVIEW

On December 14, 2016 we completed our acquisition of Virgin America, becoming the fifth largest U.S. airline. The combined company now offers nearly 1,200 daily flights to 118 destinations across the United States, Mexico, Canada, Costa Rica and Cuba, with more nonstop destinations from the West Coast than any other airline. By combining loyalty programs and networks, along with our award-winning customer service and the expansion of our international partner portfolio, we believe we will provide greater benefits for our guests and become known as the premier airline for people on the West Coast.

In 2016, we posted our thirteenth consecutive annual profit on an adjusted basis, which is a testament to the hard work of our people and the successful execution of our strategic initiatives. Our 2016 pretax income as reported was $1.3 billion, an increase of 3% over 2015. Our 2016 pretax income on an adjusted basis (a non-GAAP financial measure) was $1.4 billion, an increase of 8% over 2015. The adjusted pretax income reflects the exclusion of $117 million of merger-related costs associated with our acquisition of Virgin America and $13 million of mark-to-market fuel hedge adjustments.

The improvement in adjusted pretax income was driven by an increase of $333 million in revenues and a decrease of $123 million in fuel costs. These benefits were partially offset by an increase in operating expenses, excluding fuel and special items, of $320 million, or 10%, to support the increased capacity of 11%. This increase reflects the addition of Virgin America capacity from the acquisition date through December 31, 2016.

The growth in revenues of $333 million was driven by the growth in our business and the inclusion of Virgin America in our results for the period from December 14, 2016 through December 31, 2016. On a combined basis, we launched 17 new markets in 2016 and, in January 2017, we launched historic flights to Havana, Cuba from Los Angeles. On the regional side of our business, we anticipate the delivery of Horizon's Embraer E175 regional jet this spring—the first of an order of 33 placed in early 2016. Our network is rapidly expanding with these regional aircraft and the recent acquisition of Virgin America. We believe we have a strong future ahead of us and look forward to the many new opportunities our combined networks will bring our company.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of Non-GAAP measures to the most directly comparable GAAP measure.

Accomplishments and Highlights

Acquisition of Virgin America Inc.

•	Air Group completed its acquisition of Virgin America Inc. ("Virgin America") on December 14, 2016.

•
Results for 2016 include the results of operations and cash flows for Virgin America from December 14, 2016 through December 31, 2016, including the impact of purchase accounting. Periods presented prior to the acquisition date do not include Virgin America's results.

Dividend Increase

•
Announced a 9% increase in the quarterly dividend, from $0.275 per share to $0.30 per share in February 2017. This is the fourth time we have raised the dividend since initiating the quarterly dividend in July 2013, with a cumulative increase of 200% since that time.

Financial Highlights

•
Reported full-year net income under Generally Accepted Accounting Principles ("GAAP") of $814 million, or $6.54 per diluted share. These results compared to full year 2015 net income of $848 million, or $6.56 per diluted share.

•	Reported full-year 2016 net income, excluding special items, of $911 million, an 8% increase from 2015, and adjusted diluted earnings per share of $7.32, a 12% increase from 2015.

•	Paid $0.275 per-share quarterly cash dividend in the fourth quarter, bringing total dividend payments in 2016 to $136 million.

•	Generated approximately $1.4 billion of operating cash flow and $708 million of free cash flow in 2016.

•	Grew passenger revenues by 4% compared to full-year 2015.

•	Generated full-year adjusted pretax margin of 24% in 2016, in line with 2015.

•
Lowered consolidated unit costs, excluding fuel and special items, for the seventh consecutive year, to the lowest level ever. Mainline unit costs excluding fuel and special items have declined 14 of the last 15 years.

•	Held $1.6 billion in unrestricted cash and marketable securities as of December 31, 2016.

Recognition and Awards—Alaska

•	Became the first major U.S. airline to receive approval from the Federal Aviation Administration for its Safety Management System.

•	Ranked best airline in the U.S. by the Wall Street Journal's "2016 Airline Scorecard" for the fourth year in a row.

•	Ranked highest in customer satisfaction among traditional carriers in North America in 2016 by J.D. Power and Associates for the ninth year in a row.

•	Ranked highest in customer satisfaction with airline loyalty rewards programs in 2016 by J.D. Power and Associates for the third consecutive year.

•	Ranked first in the U.S. News & World Report's list of Best Airline Rewards Programs for the second consecutive year.

•	Ranked among Forbes' 2016 "America's Best Employers."

•	Named No. 1 on-time carrier in North America for the seventh year in a row by FlightStats in January 2017.

•	Received the Department of Defense 2016 Freedom Award, the highest recognition given to employers by the U.S. government for their support of National Guard and Reserve members.

•	Received 15th Diamond Award of Excellence from the Federal Aviation Administration, recognizing both Alaska and Horizon's aircraft technicians for their commitment to training.

•	Ranked first in the commercial aviation division and first place overall at the 2016 Annual International Aerospace Maintenance Competition, surpassing over 50 teams from around the world.

•	Named the No. 1 cargo carrier by Logistics Management magazine as part of its annual Quest for Quality awards.

•	Joined Standard and Poor's 500 Index. Companies included in the S&P 500 are chosen by the S&P Index Committee based on their size, earnings history and liquidity, among other factors.

•	Ranked among the Fortune 500 for the third year in a row.

•	Ranked among the top "green companies" in the United States by Newsweek.

•	Ranked among the top 100 socially just companies in the United States by Forbes.

•
Received the Seattle-Tacoma International Airport Green Gateway Environmental Excellence Award for the second year in a row, as a result of efforts in reducing emissions, recycling and waste reduction and lowered energy consumption.

Recognition and Awards—Virgin America

•	Rated Best U.S. Airline by Conde Nast Traveler in their "Annual Readers' Choice Awards" for nine years in a row.

•	Ranked Best Domestic Airline in Travel + Leisure "World's Best Awards" for nine years in a row.

•
Rated the number one carrier in the 2016 Airline Quality Report for the fourth consecutive year, an annual analysis of airline performance metrics conducted by Wichita State University and Embry-Riddle Aeronautical University.

•	Rated "Best Airline in North America" for the second year in a row and "Best Low-Cost Airline in the U.S." for the seventh year in a row by Skytrax World Airline Awards.

Our People

•	Awarded a record $159 million in incentive pay to employees for 2016, including $32 million earned by Virgin America employees in 2016 prior to the acquisition.

•	Reached a tentative agreement with Alaska's aircraft technicians on a new collective bargaining agreement.

•	Alaska received a perfect score of 100% for workplace equality on the 2017 Corporate Equality Index ("CEI"). Virgin America received a score of 95%.

Our Guests and Product

•
Announced enhanced benefits to the Alaska Airlines Visa Signature credit card and the Alaska Airlines Visa Business credit card including the elimination of foreign transaction fees and increased bonus miles.

•	Announced a new codeshare agreement and frequent flyer partnership with Japan Airlines, providing Alaska guests seamless travel and mileage earning opportunities.

•	Launched premium class service on Alaska, including more legroom, complimentary alcoholic beverages and premium snacks.

•
Flew the first three commercial flights using sustainable alcohol-to-jet biofuel made from U.S. grown corn and alternative jet fuel made from forest residuals, continuing Alaska's commitment to reduce its carbon emissions.

•	Placed order for 33 firm Embraer 175 ("E175") regional jets and 30 options, to be flown by subsidiary Horizon Air, with first delivery scheduled in 2017.

•	Added 19 Boeing 737-900ERs aircraft to the operating fleet in 2016, bringing the total fleet to 155 Boeing aircraft.

•	Added 5 Airbus A320 aircraft to Virgin America's fleet in 2016, bringing the total fleet to 63 Airbus aircraft.

•	Added 17 new markets in 2016 across the Alaska Air Group and Virgin America networks.

•	Increased fuel efficiency (as measured by seat-miles per gallon) by 1.4% over 2015.

Our Communities

•	Donated nearly $13 million to support nonprofits in our local communities, focusing on youth & education, medical (research/transportation) and community outreach.

Shareholder Return

In 2016, we paid cash dividends of $136 million and repurchased approximately 3 million shares of our common stock for $193 million under the $1 billion share repurchase program authorized by our Board of Directors. In the second quarter of 2016, we paused our share repurchases in advance of the acquisition of Virgin America. Since 2007, we have repurchased 59 million shares of common stock for $1.5 billion for an average price of approximately $25.90 per share. In 2016, we increased our quarterly dividend 38% from $0.20 per share to $0.275 per share, and, subsequent to December 31, 2016, we announced a 9% increase to $0.30 per share. Overall, we returned $329 million to shareholders during 2016. We expect to continue to return capital to shareholders in 2017, primarily in the form of dividends.

Outlook

We completed the acquisition of Virgin America on December 14, 2016, positioning us as the fifth largest airline in the U.S., with an unparalleled ability to serve West Coast travelers. The acquisition of Virgin America provides a platform for growth of our low-fare, premium product, a powerful West Coast network for our guests and enhanced international partnerships. Additionally, Virgin America provides access to constrained gates, particularly on the East Coast, creating increased utility for our guests.

In 2017 and beyond, we are focused on the successful integration of Virgin America with Alaska Air Group, while continuing to work towards obtaining a Single Operating Certificate ("SOC"). We currently expect to receive an SOC in early 2018. Our priority throughout the integration process is to run two great airlines and maintain a safe and compliant operation, while providing a great experience for our guests. Additionally, we are particularly focused on merging the cultures and brands that have made Alaska and Virgin America respected and trusted over the years by our guests. We intend to minimize any disruption to our guests during our integration efforts by being transparent about the progress we are making and how the changes may affect them. Employee engagement throughout the integration will remain a top priority as well, ensuring that employees remain engaged, informed and excited about the new Alaska Air Group. We plan to bring our teams together through workshops and trainings delivered throughout 2017. Additionally, we will remain focused on capturing the value and synergies created by combining these two great companies.

In addition to our integration with Virgin America, one of our biggest initiatives is the launch of our new "Premium Class" service on our B737 aircraft, which provides greater leg room, priority boarding and complimentary cocktails, among other benefits. Premium Class was rolled out in early January 2017 and, so far, the results are exceeding our expectations in both guest response and revenue generation.

Currently, we expect to grow our combined network capacity in 2017 by approximately 8.5%. The growth rate compares 2017 system-wide capacity with historical Air Group and Virgin America combined capacity in 2016. This compares to a 10.2% combined growth in 2016 on the same basis. Current schedules indicate competitive capacity will be 5 points higher in the first quarter of 2017. We believe that our product, our operation, our engaged employees, our award-winning service, and our competitive Mileage Plan™ and Elevate® programs, combined with our strong balance sheet, give us the ability to compete vigorously in our markets.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of merger-related costs, mark-to-market gains or losses or other individual special revenues or expenses is useful information to investors because:

•
By eliminating fuel expense and certain special items (including merger-related costs) from our unit metrics, we believe that we have better visibility into the results of operations and our non-fuel cost-reduction initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers, such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•
Cost per ASM ("CASM") excluding fuel and certain special items, such as merger-related costs, is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance.

•
Adjusted income before income tax and CASM excluding fuel (and other items as specified in our plan documents) are important metrics for the employee incentive plan, which covers the majority of Air Group employees.

•
CASM excluding fuel and certain special items is a measure commonly used by industry analysts and we believe it is the basis by which they compare our airlines to others in the industry. The measure is also the subject of frequent questions from investors.

•
Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items, such as merger-related costs and mark-to-market hedging adjustments, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

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

2016 COMPARED WITH 2015

Our consolidated net income for 2016 was $814 million, or $6.54 per diluted share, compared to net income of $848 million, or $6.56 per diluted share, in 2015. Our financial results include results of Virgin America for the period from December 14, 2016 through December 31, 2016 and the impact of purchase accounting as of December 14, 2016. Refer to the "Critical Accounting Estimates" section for further information regarding purchase accounting.

Excluding the impact of merger-related costs, mark-to-market fuel hedge adjustments and other special items, our adjusted consolidated net income for 2016 was $911 million, or $7.32 per diluted share, compared to an adjusted consolidated net income of $842 million, or $6.51 per share, in 2015. The following tables reconcile our adjusted net income and earnings per diluted share ("EPS") during the full year 2016 and 2015 to amounts as reported in accordance with GAAP.

	Twelve Months Ended December 31,
	2016		2015
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income and diluted EPS	$814	$6.54	$848	$6.56
Mark-to-market fuel hedge adjustments	(13)	(0.11)	—	—
Special items—merger-related costs and other(a)	117	0.94	32	0.25
Income tax effect on special items(b)	(24)	(0.19)	(12)	(0.10)
Special tax (benefit)/expense(c)	17	0.14	(26)	(0.20)
Non-GAAP adjusted net income and diluted EPS	$911	$7.32	$842	$6.51

(a)	Refer to Note 11 to the consolidated financial statement for the description of special items.

(b)	Certain merger-related costs are non-deductible for tax purposes, resulting in a smaller income tax effect for current year adjusting items.

(c)	Special tax (benefit)/expense represents the discrete impacts of adjustments to our position on income sourcing in various states.

CASM is summarized below:

	Twelve Months Ended December 31,
	2016		2015		% Change
Consolidated:
Total CASM	10.38	¢	10.77	¢	(3.6)
Less the following components:
Aircraft fuel, including hedging gains and losses	1.88		2.39		(21.3)
Special items—merger-related costs and other(a)	0.27		0.08		237.5
CASM, excluding fuel and special items	8.23	¢	8.30	¢	(0.8)

Mainline:
Total CASM	9.39	¢	9.77	¢	(3.9)
Less the following components:
Aircraft fuel, including hedging gains and losses	1.79		2.29		(21.8)
Special items—merger-related costs and other(a)	0.30		0.09		233.3
CASM, excluding fuel and special items	7.30	¢	7.39	¢	(1.2)

(a)	Refer to Note 11 to the consolidated financial statement for the description of special items.

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure performance. Consolidated and Mainline amounts presented below include Virgin America data for the period December 14, 2016 through December 31, 2016. We often refer to unit revenues and adjusted unit costs, which is a non-GAAP measure.

	Twelve Months Ended December 31,
	2016	2015	Change	2014	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	34,289	31,883	7.5%	29,278	8.9%
RPMs (000,000) "traffic"	37,209	33,578	10.8%	30,718	9.3%
ASMs (000,000) "capacity"	44,135	39,914	10.6%	36,078	10.6%
Load factor	84.3%	84.1%	0.2 pts	85.1%	(1.0) pts
Yield	13.45¢	14.27¢	(5.7)%	14.91¢	(4.3)%
PRASM	11.34¢	12.01¢	(5.6)%	12.69¢	(5.4)%
RASM	13.44¢	14.03¢	(4.2)%	14.88¢	(5.7)%
CASM excluding fuel and special items(b)	8.23¢	8.30¢	(0.8)%	8.36¢	(0.7)%
Economic fuel cost per gallon(b)	$1.52	$1.88	(19.1)%	$3.08	(39.0)%
Fuel gallons (000,000)	554	508	9.1%	469	8.3%
ASM's per gallon	79.7	78.6	1.4%	76.9	2.2%
Average number of full-time equivalent employees (FTEs)	14,760	13,858	6.5%	12,739	8.8%

Mainline Operating Statistics:
Revenue passengers (000)	24,838	22,869	8.6%	20,972	9.0%
RPMs (000,000) "traffic"	33,489	30,340	10.4%	27,778	9.2%
ASMs (000,000) "capacity"	39,473	35,912	9.9%	32,430	10.7%
Load factor	84.8%	84.5%	0.3 pts	85.7%	(1.2) pts
Yield	12.24¢	12.98¢	(5.7)%	13.58¢	(4.4)%
PRASM	10.38¢	10.97¢	(5.4)%	11.64¢	(5.8)%
CASM excluding fuel and special items(b)	7.30¢	7.39¢	(1.2)%	7.45¢	(0.8)%
Economic fuel cost per gallon(b)	$1.52	$1.87	(18.7)%	$3.07	(39.1)%
Fuel gallons (000,000)	474	439	8.0%	407	7.9%
ASM's per gallon	83.3	81.8	1.8%	79.7	2.6%
Average number of FTEs	11,447	10,750	6.5%	9,910	8.5%
Aircraft utilization	10.5	10.8	(2.8)%	10.5	2.9%
Average aircraft stage length	1,225	1,195	2.5%	1,182	1.1%
Mainline operating fleet at period-end	218 a/c	147 a/c	71 a/c	137 a/c	10 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	9,452	9,015	4.8%	8,306	8.5%
RPMs (000,000) "traffic"	3,720	3,238	14.9%	2,940	10.1%
ASMs (000,000) "capacity"	4,662	4,002	16.5%	3,648	9.7%
Load factor	79.8%	80.9%	(1.1) pts	80.6%	0.3 pts
Yield	24.42¢	26.37¢	(7.4)%	27.40¢	(3.8)%
PRASM	19.49¢	21.34¢	(8.7)%	22.08¢	(3.4)%

(a)	Except for FTEs, data includes information related to regional CPA flying with Horizon, SkyWest and PenAir.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to regional CPAs.

OPERATING REVENUES

Total operating revenues increased $333 million, or 6%, during 2016 compared to the same period in 2015.  The changes are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2016	2015	% Change
Passenger
Mainline	$4,098	$3,939	4
Regional	908	854	6
Total passenger revenue	$5,006	$4,793	4
Freight and mail	108	108	—
Other—net	817	697	17
Total operating revenues	$5,931	$5,598	6

Passenger Revenue—Mainline

Mainline passenger revenue for 2016 increased by 4% due to a 9.9% increase in capacity, partially offset by a 5.4% decrease in PRASM compared to 2015. The increase in capacity was driven by new routes and growth in our operating fleet. Virgin America capacity from the acquisition date through December 31, 2016 represented approximately 2 points of capacity increase from 2015. The decrease in PRASM was driven by a decrease of 5.7% in ticket yield due to competitive pressures and our own growth, offset by a slight increase in load factor. Furthermore, the decline in fuel prices over the last year has contributed to lower ticket prices.

We expect competitive pressures on unit revenues to continue into 2017. However, given our projected capacity growth, we expect total passenger revenue will increase from 2016 on a combined comparative basis that includes full 2016 capacity of Virgin America.

Passenger Revenue—Regional

Regional passenger revenue increased by $54 million, or 6%, compared to 2015 due to a 16.5% increase in capacity, partially offset by an 8.7% decrease in PRASM compared to 2015. The increase in capacity is due to an increase in departures from new E175 deliveries, an increase in average aircraft stage length and the annualization of new routes introduced over the past twelve months. The decrease in PRASM was due to a 7.4% decrease in ticket yield, as well as a decrease in load factor of 1.1 points. The decrease in yield was due to an increase in competitive capacity in our regional markets and our own growth as we strengthen our network utility in the Pacific Northwest, as well as an increase in the average trip length of our regional flights.

We expect Regional passenger revenue to increase in 2017, primarily due to the delivery and placement into service of 18 E175s and the annualization of new routes introduced in 2016.

Other—Net

Other—net revenue increased $120 million, or 17%, from 2015, primarily due to increases in Mileage Plan™ revenue. Mileage Plan™ revenue increased $100 million or 30%, due to increased miles sold and improved compensation terms with our Mileage Plan™ affinity credit card partner as a result of a contract extension which became effective January 1, 2016. Additionally, Mileage Plan™ revenue earned from our partner airlines increased as compared to the prior year.

We expect our Other—net revenue to experience an increase, on a year over year basis, at a pace higher than the expected increase in passengers in 2017, due to growth in the Mileage Plan™ program as we introduce Virgin America Elevate® members to the program, as well as continued organic growth amongst new and existing customers.

OPERATING EXPENSES

Total operating expenses increased $282 million, or 7%, compared to 2015, primarily as a result of higher wages and benefits and $117 million of merger-related costs, partially offset by lower fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,
(in millions)	2016	2015	% Change
Fuel expense	$831	$954	(13)
Non-fuel expenses	3,634	3,314	10
Special items—merger-related costs and other	117	32	266
Total Operating Expenses	$4,582	$4,300	7

Significant operating expense variances from 2015 are more fully described below.

Wages and Benefits

Wages and benefits increased during 2016 by $128 million, or 10%, compared to 2015. The primary components of wages and benefits are shown in the following table:

	Twelve Months Ended December 31,
(in millions)	2016	2015	% Change
Wages	$1,022	$945	8
Medical and other benefits	192	153	25
Defined contribution plans	67	60	12
Pension—Defined benefit plans	25	28	(11)
Payroll taxes	76	68	12
Total wages and benefits	$1,382	$1,254	10

Wages increased 8% on a 6.5% increase in FTEs. The increase in wages was primarily attributable to FTE growth to support expansion of our business and an increase in the average wages per employee.

Medical and other benefits increased 25% compared to the prior year. The increase is primarily due to an increase in the number of employees and high-cost medical claims.

Defined contribution plans increased 12% due to FTE growth and increased participation throughout all labor groups.

Pension expense decreased 11%, compared to the same period in the prior year. The decrease is due to a change in several assumptions used at December 31, 2015, including a higher discount rate, updated retirement age assumptions, future salary increase assumptions and others that resulted in lower expense recognition in 2016.

We expect wages and benefits to be 30% to 35% higher in 2017 compared to 2016. The impact of Virgin America is approximately three quarters of the increase. The remainder is the expected growth in FTEs to support our capacity growth, along with higher wages, pension costs and medical costs.

Variable Incentive Pay

Variable incentive pay expense increased to $127 million in 2016 from $120 million in 2015. The increase is due to a higher wage base.

Aircraft Fuel

Aircraft fuel expense includes both raw fuel expense (as defined below) and the effect of mark-to-market adjustments to our fuel hedge portfolio included in our consolidated statement of operations as the value of that portfolio increases and decreases. Aircraft fuel expense can be volatile, even between quarters, because it includes these gains or losses in the value of the underlying instrument as crude oil prices and refining margins increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S.  Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense decreased $123 million, or 13% compared to 2015. The elements of the change are illustrated in the following table:

	Twelve Months Ended December 31,
	2016		2015
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$828	$1.49	$935	$1.84
Losses on settled hedges	16	0.03	19	0.04
Consolidated economic fuel expense	$844	$1.52	$954	$1.88
Mark-to-market fuel hedge adjustments	(13)	(0.02)	—	—
GAAP fuel expense	$831	$1.50	$954	$1.88
Fuel gallons	554		508

Fuel gallons consumed increased 9.1% on our consolidated 10.6% increase in capacity, partially offset by a 1.4% improvement in fuel efficiency as measured by consolidated ASMs per gallon.

The raw fuel price per gallon decreased 19% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by the price of crude oil and the refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during 2016 was due to a decline in crude oil prices of 11% and a decrease in refining margins of 36%, when compared to the prior year.

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

Losses recognized for hedges that settled during the year were $16 million in 2016, compared to losses of $19 million in 2015. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

As of the date of this filing we expect our economic fuel price per gallon to increase approximately 39% in the first quarter of 2017 as compared to the first quarter of 2016 of Air Group as reported due to higher crude oil prices and refining margins. As both oil prices and refining margins are volatile, we are unable to forecast the full-year cost with any certainty.

Aircraft Maintenance

Aircraft maintenance costs increased by $17 million, or 7%, compared to the prior year. Maintenance costs increased primarily due to more engine and airframe events than in 2016. Additionally, in the prior year we received vendor credits, which offset expense, for engine maintenance that had been previously completed on the B737 fleet.

We expect aircraft maintenance to be approximately 50% to 55% higher in 2017 compared to 2016. The impact of Virgin America represents approximately three quarters of the increase. For Alaska, we expect an increase in engine maintenance costs primarily for our 737-800 aircraft, as we anticipate entering into a power-by-the-hour maintenance arrangement.

Aircraft Rent

Aircraft rent expense increased by $9 million, or 9%, compared to the prior year, primarily due the addition of the rent expense on the 53 Airbus aircraft leased by Virgin America for the period from December 14, 2016 to December 31, 2016.

We expect aircraft rent to be approximately 140% to 145% higher in 2017 compared to 2016 due to the full-year impact of the 53 leased Airbus aircraft, partially offset by a reduction in the number of leased B737-400 aircraft.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased $24 million, or 8%, primarily due to increased flying in 2016, as we increased capacity and entered new markets.

We expect landing fees and other rental expenses to increase approximately 50% to 55% in 2017 with Virgin America representing about three quarters of the increase. The remainder of the increase relates to our expected capacity growth and rate increases at airports across our network.

Contracted Services

Contracted services increased $33 million, or 15%, when compared to 2015. The increase is primarily due to increased flying at stations where we use vendors to assist us. Additionally, wage rates for our vendor employees have increased due in part to higher minimum wage laws in many locations we serve. We also had several information technology and facilities projects that required contracted support.

We expect contracted services to be 50% to 55% higher in 2017 compared to 2016, primarily due to the addition of Virgin America, as well as the additional contracted services to be incurred as the companies are integrated.

Selling Expenses

Selling expenses increased by $14 million, or 7%, compared to 2015, mostly due to increased promotional and advertising activities, as well as new sponsorships which became effective in the current year.

We expect selling expense to increase approximately 65% to 70% in 2017 compared to 2016 primarily due to the addition of Virgin America.

Depreciation and Amortization

Depreciation and amortization expenses increased by $43 million, or 13%, compared to 2015. The increase is primarily due to the addition of 19 900ERs to our fleet since December 31, 2015, partially offset by a change in the estimated useful lives of certain B737 operating aircraft and related parts from 20 years to 25 years, which was effective October 1, 2016.

We expect depreciation and amortization expense to remain relatively flat in 2017 compared to 2016. The impact of Virgin America and newly delivered aircraft in 2017 is expected to be offset by a full year impact of the change in accounting estimate for useful lives mentioned previously.

Food and Beverage Service

Food and beverage service expenses increased by $13 million, or 12%, due to the increased number of passengers and upgrades to our onboard menu, offering higher quality food and beverage products.

We expect food and beverage expenses to increase 40% to 45% in 2017, primarily due to the acquisition of Virgin America.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPA agreements, increased $23 million, or 32%, in 2016 compared to 2015. The increase is primarily due to the significant increase in regional capacity in 2016 through the introduction of E175 flying.

We expect third-party regional carrier expense to increase in 2017 as we continue to expand our regional network.

Other Operating Expenses

Other operating expenses increased $9 million, or 3%, compared to 2015.  The increase is primarily due to increases in property and other taxes, personnel costs for our flight crews and an increase in fines and penalties.

We expect other operating expenses to increase approximately 50% to 55% in 2017 compared to 2016. The impact of Virgin America represents approximately half of the increase, while the other half is driven by IT and facilities-related projects.

Special Items—Merger-Related Costs and Other

We recorded special items of $117 million for merger-related costs associated with our acquisition of Virgin America. These costs consisted primarily of legal expenses, investment banking fees and severance costs. We expect to continue to incur merger-related costs in 2017. Our 2015 special items of $32 million consisted of a non-cash pension settlement expense and costs related to ongoing litigation.

Consolidated Nonoperating Income (Expense)

During 2016 we recorded nonoperating expense of $4 million, compared to nonoperating income of $14 million in 2015. In the current year, we incurred more interest expense associated with the financing obtained to fund the acquisition of Virgin America. This expense was partially offset by additional interest income earned during the period we held those funds in advance of the acquisition close date.

Additional Segment Information

Refer to Note 13 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Pretax profit for Mainline was $1.3 billion in 2016 compared to $1.2 billion in 2015. This segment includes financial results of Virgin America from the date of acquisition through December 31, 2016. The $135 million increase is due to an increase in operating revenues of $277 million, offset by an increase in operating expenses of $126 million. Revenue growth was primarily driven by the $159 million increase in passenger revenues and the $100 million increase in Mileage Plan™ revenue, both described previously. Growth in operating expenses was due to higher wages to support our network growth, higher ramp and passenger handling due to increased flying and higher wage rates at stations where we use vendors to assist us, higher depreciation related to our fleet growth, and higher selling expenses related to increased advertising. Economic fuel cost, as defined above, decreased due to lower raw fuel costs and increased fuel efficiency, slightly offset by an 8% increase in consumption.

Regional

Pretax profit for Regional was $93 million in 2016 compared to $105 million in 2015. The $12 million decrease in pretax profit was driven by a $74 million increase in non-fuel operating expenses in the current year to support additional departures, partially offset by a $56 million increase in revenue and an $6 million decrease in fuel expense when compared to the prior year period.

Horizon

Pretax profit for Horizon was $14 million in 2016 compared to $28 million in 2015. CPA Revenues (100% of which are from Alaska and are eliminated in consolidation) increased due to additional capacity added in the last 12 months. The $32 million increase in Horizon's non-fuel operating expenses was largely driven by higher medical costs due to an increased number of large medical claims, increased volume of engine overhaul and heavy airframe work, employee signing bonuses and overhead restructuring costs.

2015 COMPARED WITH 2014

Our consolidated net income for 2015 was $848 million, or $6.56 per diluted share, compared to net income of $605 million, or $4.42 per diluted share, in 2014.

Excluding the impact of mark-to-market fuel hedge adjustments and special items, our adjusted consolidated net income for 2015 was $842 million, or $6.51 per diluted share, compared to an adjusted consolidated net income of $571 million, or $4.18 per share, in 2014.

	Twelve Months Ended December 31,
	2015		2014
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income and diluted EPS	$848	$6.56	$605	$4.42
Mark-to-market fuel hedge adjustments	—	—	(23)	(0.16)
Special items	32	0.25	$(30)	$(0.22)
Income tax effect of special items	(12)	(0.10)	19	0.14
Special income tax benefit(a)	(26)	(0.20)	—	—
Non-GAAP adjusted net income and diluted EPS	$842	$6.51	$571	$4.18

(a)	Special tax benefit represents the discrete impacts of adjustments to our position on income sourcing in various states.

Our operating costs per ASM are summarized below:

	Twelve Months Ended December 31,
	2015		2014		% Change
Consolidated:
Total operating expenses per ASM (CASM)	10.77	¢	12.21	¢	(11.8)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.39		3.93		(39.2)
Special items	0.08		(0.08)		NM
CASM, excluding fuel and special items	8.30	¢	8.36	¢	(0.7)

Mainline:
Total operating expenses per ASM (CASM)	9.77	¢	11.15	¢	(12.4)
Less the following components:
Aircraft fuel, including hedging gains and losses	2.29		3.79		(39.6)
Special items	0.09		(0.09)		NM
CASM, excluding fuel and special items	7.39	¢	7.45	¢	(0.8)
NM—Not meaningful

OPERATING REVENUES

Total operating revenues increased $230 million, or 4%, during 2015 compared to the same period in 2014. The changes are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2015	2014	% Change
Passenger
Mainline	$3,939	$3,774	4
Regional	854	805	6
Total passenger revenue	$4,793	$4,579	5
Freight and mail	108	114	(5)
Other—net	697	675	3
Total operating revenues	$5,598	$5,368	4

Passenger Revenue—Mainline

Mainline passenger revenue for 2015 increased by 4% on a 10.7% increase in capacity, partially offset by a 5.8% decrease in PRASM compared to 2014. The increase in capacity was driven by new routes, larger aircraft added to our fleet and increased utilization of our aircraft. The decrease in PRASM was driven by a 4.4% decrease in ticket yield, combined with a 1.2-point decrease in load factor compared to the prior year. The decline in ticket yield was primarily due to increased competitive capacity in the markets we serve and our own growth. Yield was further impacted by a significant decline in fuel prices, which has a direct impact on ticket pricing. The decline in load factor was also a result of increased capacity.

Passenger Revenue—Regional

Regional passenger revenue increased by $49 million, or 6%, compared to 2014 due to a 9.7% increase in capacity, partially offset by a 3.4% decrease in PRASM compared to 2014. The increase in capacity was due to an increase in departures and average aircraft stage length. The decrease in PRASM was due to a 3.8% decrease in ticket yield, partially offset by an increase in load factor of 0.3 points. The decline in yield was due to an increase in competitive capacity in our regional markets and our own growth as we strengthen our network utility in the Pacific Northwest.

Other—Net

Other—net revenue increased $22 million, or 3%, from 2014, due to increases in Mileage Plan™ revenue and food and beverage sales, partially offset by lower bag fee revenues. Mileage Plan™ revenue increased $34 million or 12%, due to increased miles sold. Food and beverage sales were higher due to the 8.9% increase in passengers and selling more premium offerings, such as Tom Douglas signature meals. Bag fee revenue was lower due to promotions launched in 2015 to offer a free first checked bag to our Alaska Airlines Signature Visa credit card holders. This decline was partially offset by incremental revenue from our affinity card bank partner.

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

Wages and Benefits

Wages and benefits increased during 2015 by $118 million, or 10%, compared to 2014. The primary components of wages and benefits are shown in the following table:

	Twelve Months Ended December 31,
(in millions)	2015	2014	% Change
Wages	$945	$862	10
Medical and other benefits	153	150	2
Defined contribution plans	60	53	13
Pension—defined benefit plans	28	9	211
Payroll taxes	68	62	10
Total wages and benefits	$1,254	$1,136	10

Wages increased 10%, primarily due to an 8.8% increase in FTEs and the annualization of new labor contracts that included higher rates. The increase in FTEs was to support the growth in our business.

Defined contribution plan expense increased 13% due to increased contributions throughout all labor groups and an increased matched percentage as a part of recent labor contracts.

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

Aircraft Fuel

Aircraft fuel expense decreased $464 million, or 33% compared to 2014. The elements of the change are summarized in the following table:

	Twelve Months Ended December 31,
	2015		2014
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$935	$1.84	$1,400	$2.99
Losses on settled hedges	19	0.04	41	0.09
Consolidated economic fuel expense	$954	$1.88	$1,441	$3.08
Mark-to-mark fuel hedge adjustments	—	—	(23)	(0.05)
GAAP fuel expense	$954	$1.88	$1,418	$3.03
Fuel gallons	508		469

Fuel gallons consumed increased 8.3% in line with the 10.6% increase capacity, partially offset by a 2.2% improvement in fuel efficiency as measured by ASMs per gallon.

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

Losses recognized for hedges that settled during the year were $19 million in 2015, compared to losses of $41 million in 2014. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement. The decrease in losses on settled hedges was primarily due to our increased use of "out of the money" call options as well as purchasing shorter-dated options, both of which reduce the premium cost we pay.

Aircraft Maintenance

Aircraft maintenance increased by $24 million, or 10%, compared to the prior year. Maintenance costs increased due to more scheduled engine maintenance events that were more expensive due to replacing life-limited parts and heavier airframe checks.

Landing Fees and Other Rentals

Landing fees and other rentals increased $17 million, or 6%, primarily due to increased flying in 2015 as we increased capacity and entered into new markets.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by $26 million, or 9%, due to the increased number of aircraft in our fleet and cabin upgrades throughout 2014 and 2015.

Food and Beverage Service

Food and beverage service expenses increased by $20 million, or 22%, due to the increased number of passengers and upgrades to our onboard menu, offering higher quality food and beverage products.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPAs, increased $14 million, or 24%, in 2015 compared to 2014. The increase is primarily due to the five E175 aircraft operated by SkyWest added to our regional operation in 2015.

Other Operating Expenses

Other operating expenses increased $48 million, or 16%, compared to 2014.  The increase is primarily due to professional services with regard to our brand refresh and network strategy, personnel costs for our flight crews and IT-related costs.

Special Items

During 2015 we recorded special items of $32 million. This is due to a $14 million non-cash pension settlement expense recorded as a result of lump-sum payments made to terminated, vested participants which removed them from participation in the pension plan therefore reducing our outstanding liability, and an $18 million expense related to ongoing litigation.

Consolidated Nonoperating Income (Expense)

During 2015, we recorded nonoperating income of $14 million, compared to an expense of $13 million in 2014. In 2015, we capitalized more of our interest expense on an increasing balance of prepaid aircraft deposits.

Additional Segment Information

Refer to Note 13 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segments' profitability.

Mainline

Pretax profit for Alaska Mainline was $1.2 billion in 2015 compared to $834 million in 2014. The $372 million increase is due to increased revenues of $188 million and decreased operating expenses of $192 million, slightly offset by a decrease in non-operating income of $8 million. Revenue growth was largely driven by the $165 million increase in Mainline passenger revenue described previously. Growth in operating expenses was due to higher wages to support our growth, higher ramp and passenger handling associated with increased flying, higher depreciation related to our fleet growth, and increased food and beverage costs. Economic fuel cost, as defined above, decreased due to lower raw fuel costs and increased fuel efficiency, slightly offset by an increase in consumption.

Regional

Pretax profit for Alaska Regional was $105 million in 2015 compared to $74 million in 2014. The $31 million increase is due to increased revenues of $43 million, offset by increased operating expense of $13 million. Revenue growth was driven by increased passenger revenue. Operating expenses were higher in 2015 to support additional departures.

Horizon

Pretax profit for Horizon was $28 million in 2015 compared to $17 million in 2014. The $11 million increase is due to increased CPA Revenues (100% of which are from Alaska and eliminated in consolidation) of $36 million, offset by increased non-fuel operating expenses of $26 million. The increase in Horizon's non-fuel operating expenses was largely driven by increased engine maintenance and other expenses to support the increase in capacity.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.6 billion and our expected cash from operations;

•	Our 52 unencumbered aircraft in the operating fleet as of December 31, 2016, that could be financed, if necessary; and

•	Our combined $200 million bank line-of-credit facilities, with none currently outstanding.

On December 14, 2016 we completed the acquisition of Virgin America, paying $2.6 billion to stockholders and other equity holders of Virgin America. We funded the acquisition with cash on hand and approximately $2.0 billion of secured debt financing provided by multiple lenders. Approximately $1.6 billion of the loans obtained to fund the acquisition are secured by a total of 56 of Air Group's aircraft, including 37 B737-900ER aircraft and 19 B737-800 aircraft. The remainder is secured by Air Group's interest in certain aircraft purchase agreements. As a result, we have fewer unencumbered aircraft in our operating fleet than in prior periods, which could affect our ability to obtain future financing.

In 2016, we took delivery of 19 B737-900ER aircraft and made debt payments totaling $249 million. We also continued to return capital to our shareholders by paying dividends totaling $136 million and repurchasing $193 million of our common stock. Because of our strong balance sheet and financial performance, we are one of only three airlines in the U.S. with investment grade credit ratings.

We believe that our current cash and marketable securities balance combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations and meet our debt payment obligations for the foreseeable future.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	December 31, 2016	December 31, 2015	Change
Cash and marketable securities	$1,580	$1,328	$252
Cash, marketable securities and unused lines of credit as a percentage of trailing twelve months revenue	31%	28%	3 pts
Long-term debt, net of current portion	2,645	569	2,076
Shareholders’ equity	2,931	2,411	520
Long-term debt-to-capital ratio(a)	59%	27%	32 pts

(a)	Calculated using the present value of remaining aircraft lease payments for aircraft that are in our operating fleet as of the balance sheet date.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

Net cash provided by operating activities was $1.4 billion in 2016 compared to $1.6 billion in 2015. The decrease of $198 million is due to a decline in operating results primarily driven by an increase in non-fuel operating expenses—including $117 million in merger-related costs associated with the acquisition of Virgin America—partially offset by higher revenues and lower fuel costs.

In 2015, we generated $1.6 billion in operating cash flows compared to $1.0 billion in 2014. The increase of $554 million was primarily attributable to improved operating results, driven largely by lower jet fuel costs.

We typically generate positive cash flows from operations, and expect to use that cash flow to buy aircraft and capital equipment, to make debt payments, and to return capital to shareholders. During 2016, we paused our share repurchase program as we prepared for the acquisition of Virgin America.

Cash Used in Investing Activities

Cash used in investing activities was $2.6 billion during 2016, compared to $930 million in 2015. We used $2.0 billion to acquire Virgin America, representing $2.6 billion consideration paid, offset by $645 million of cash acquired. Our capital expenditures were $678 million, or $153 million lower than in 2015 as a result of fewer aircraft purchase deposits made during 2016 as compared to 2015. During 2016 we took delivery of 19 B737-900ERs, and made advance purchase deposits on B737 and E175 aircraft that will be delivered over the next 24 months. This compares to the delivery of 11 B737-900ERs and one Q400 in the prior year.

As of December 31, 2016, we had firm commitments for 54 B737 aircraft through 2023 with options to acquire up to 41 additional B737 NextGen aircraft and MAX aircraft in 2019 through 2024. We have lease commitments for 10 A321neo aircraft with deliveries in 2017 through 2018 and an order for 30 A320neos with deliveries starting in 2020 through 2022. This order is cancelable with the forfeiture of $15 million of predelivery payments. We have firm commitments to purchase or lease 38 E175 aircraft with deliveries from 2017 through 2019 and options to acquire 30 E175 aircraft with deliveries from 2019 to 2021 and lease an additional 8 with deliveries in 2019. The options for all fleet types give us the flexibility, but not the obligation, to grow the fleet assuming profitability and return on invested capital targets can be met.

The table below reflects total expected capital expenditures and the additional expenditures if options were exercised as of February 28, 2017. Additional options will be exercised only if we believe return on invested capital targets can be met:

(in millions)	2016 Actuals	2017	2018	2019	2020
Aircraft and aircraft purchase deposits - firm(a)	$528	$805	$685	$595	$290
Other flight equipment	53	145	135	95	55
Other property and equipment	97	215	205	90	75
Total property and equipment additions	$678	$1,165	$1,025	$780	$420
Option aircraft and aircraft deposits, if exercised	$—	$60	$235	$705	$1,415

(a)	Excludes orders with cancellation options.

Cash used in investing activities was $930 million during 2015, compared to $541 million in 2014. Our capital expenditures were $831 million in 2015, $137 million higher than in 2014.

Cash Provided by Financing Activities

Cash provided by financing activities was $1.5 billion during 2016, compared to cash used of $688 million in 2015. During the year, we secured debt proceeds of $2 billion for the acquisition of Virgin America, made debt payments of $249 million, repurchased $193 million of our common stock and paid cash dividends of $136 million. In 2015, we made debt payments of $116 million, stock repurchases of $505 million and cash dividend payments of $102 million. In 2014, we made debt payments of $119 million and stock repurchases of $348 million, partially offset by proceeds from debt of $51 million

We plan to meet our future capital and operating commitments through our cash and investments on hand, internally generated cash from operations, along with additional debt financing if necessary.

Bank Lines of Credit

We have two $100 million credit facilities and a $52 million credit facility. We have secured letters of credit against the $52 million facility but have no plans to borrow using either of two remaining facilities. Information about these facilities can be found in Note 6 to consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase Commitments

As of December 31, 2016, we had firm orders to purchase or lease 102 aircraft. We also have an order for 30 Airbus A320neo with deliveries from 2020 through 2022 with an option to cancel up to three years in advance of delivery in groups of five aircraft. We could incur a loss of pre-delivery payments and credits as a cancellation fee. We also have options to acquire 41 B737 aircraft with deliveries from 2019 through 2024 and 30 E175 aircraft with deliveries from 2019 through 2021. In addition to the 15 E175 aircraft currently operated by SkyWest in our regional fleet, we have options in future periods to add regional capacity by having SkyWest operate up to 8 more E175 aircraft.

The following table summarizes our projected fleet count by year, as of February 28, 2017:

	Actual Fleet Count		Expected Fleet Activity(a)
Aircraft	Dec 31, 2015	Dec 31, 2016	2017 Changes	Dec 31, 2017	2018 - 2019 Changes	Dec 31, 2019
B737 Freighters & Combis(b)	6	6	(3)	3	—	3
B737 Passenger Aircraft(b)	141	149	2	151	15	166
Airbus Passenger Aircraft	—	63	5	68	4	72
Total Mainline Fleet	147	218	4	222	19	241
Q400(c)	52	52	—	52	(15)	37
E175(c)	5	15	18	33	20	53
CRJ700(c)	8	—	—	—	—	—
Total Regional Fleet	65	67	18	85	5	90
Total	212	285	22	307	24	331

(a)	The expected fleet counts at December 31, 2017, 2018 and 2019 are subject to change.

(b)
2017 changes in passenger aircraft reflect delivery of 14 Boeing 737-900ER aircraft, retirement of 10 B737-400 aircraft and the conversion of two B737-700 aircraft into freighters. The freighter and combi changes reflect retirement of five combis and one freighter and the reintroduction of three B737-700 aircraft as freighters.

(c)	Aircraft are either owned or leased by Horizon or operated under capacity purchase agreement with a third party.

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

Future Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases; and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
First Quarter 2017	50%	$60	$2
Second Quarter 2017	50%	$62	$2
Third Quarter 2017	40%	$63	$2
Fourth Quarter 2017	30%	$65	$3
Full Year 2017	42%	$62	$2
First Quarter 2018	20%	$65	$3
Second Quarter 2018	10%	$67	$2
Full Year 2018	7%	$65	$2

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of December 31, 2016.

(in millions)	2017	2018	2019	2020	2021	Beyond 2021	Total
Current and long-term debt obligations	$321	$351	$424	$451	$424	$1,007	$2,978
Operating lease commitments(a)	425	389	368	336	292	1,124	2,934
Aircraft maintenance deposits(b)	59	61	65	68	63	90	406
Aircraft purchase commitments (c)	926	848	694	354	277	361	3,460
Interest obligations(d)	90	78	66	54	40	96	424
Aircraft maintenance and parts management (e)	30	32	35	37	40	—	174
Other obligations(f)	80	84	89	94	98	692	1,137
Total	$1,931	$1,843	$1,741	$1,394	$1,234	$3,370	$11,513

(a)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. Included here are Airbus aircraft operated by Virgin America and E175 aircraft that are operated by SkyWest under a capacity purchase agreement.

(b)	Aircraft maintenance deposits relate to leased Airbus aircraft.

(c)	Represents non-cancelable contractual payment commitments for aircraft and engines.

(d)	For variable-rate debt, future obligations are shown above using interest rates forecast as of December 31, 2016.

(e)	Includes minimum obligations under a parts management and maintenance agreement with a third-party vendor.

(f)	Includes minimum obligations associated with the SkyWest third-party CPA. Refer to Note 9 in the consolidated financial statements for further information.

Defined Benefit Pensions

The table above excludes contributions to our various pension plans, for which there are no minimum required contributions given the funded status of the plans. The unfunded liability for our qualified defined-benefit pension plans was $197 million at December 31, 2016, compared to a $161 million unfunded position at December 31, 2015. This results in a 90% funded status on a projected benefit obligation basis compared to 92% funded as of December 31, 2015.

Credit Card Agreements

We have agreements with a number of credit card companies to process the sale of tickets and other services. Under these agreements, there are material adverse change clauses that, if triggered, could result in the credit card companies holding back a reserve from our credit card receivables. Under one such agreement, we could be required to maintain a reserve if our credit rating is downgraded to or below a rating specified by the agreement or our cash and marketable securities balance fell below $500 million. Under another such agreement, we could be required to maintain a reserve if our cash and marketable securities balance fell below $500 million. We are not currently required to maintain any reserve under these agreements.

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

While it is possible that we could have material cash obligations for this deferred liability at some point in the future, we cannot estimate the timing of long-term cash flows with reasonable accuracy. Taxable income and cash taxes payable in the short term are impacted by many items, including the amount of book income generated, which can be volatile depending on revenue and fuel prices, usage of net operating losses, whether "bonus depreciation" provisions are available, as well as other legislative changes that are beyond our control.

In 2016, we made tax payments, net of refunds, totaling $459 million, and had an effective tax rate of 39.5%. We expect our effective tax rate to be in the range of 37% to 38% for 2017 and the effective rate of cash paid for income taxes to be in the range of 20% to 25% of book income, although these estimates are subject to change. We believe that we will have the liquidity available to make our future tax payments.

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

Critical accounting estimates are defined as those that reflect significant management judgment and uncertainties and that potentially may lead to materially different results under varying assumptions and conditions. Management has identified the following critical accounting estimates and has discussed the development, selection and disclosure of these policies with our audit committee.

FREQUENT FLYER PROGRAMS

Alaska's Mileage Plan™ loyalty program awards miles to members who fly on our airlines and our airline partners. We also sell services, including miles for transportation, to non-airline partners, such as hotels, car rental agencies and a major bank that offers Alaska affinity credit cards. In either case, the outstanding miles may be redeemed for travel on our airlines or any of our airline partners. As long as the Mileage Plan™ is in existence, we have an obligation to provide this future travel.

Virgin America's Elevate® program allows guests to earn points for purchasing travel that are redeemable for travel awards throughout our network and the networks of Virgin America's airline partners. A liability for all points outstanding as of December 14, 2016 was recorded at the estimated fair value as part of our acquisition of Virgin America. The fair value was estimated using the estimated ticket value of points expected to be redeemed as of the date of the acquisition. See "Business Combination Accounting, Goodwill and Intangibles" discussion below for estimates used for purchase accounting.

For miles earned by guests who fly on us or our airline partners, we recognize a liability and a corresponding selling expense representing the incremental cost associated with the obligation to provide travel in the future. For services sold through one of our non-airline partners, the sales proceeds that represent award transportation and certificates for discounted companion travel are deferred and recognized when the transportation is delivered, and the remaining components are recorded as commission in other—net revenue in the period the services are performed. Commission revenue recognized for the years ended December 31,

2016, 2015 and 2014 was $329 million, $280 million and $261 million, respectively. The deferred revenue is recognized as passenger revenue when the award travel occurs, or the miles expire, and as other—net revenue for awards issued and flown on partner airlines.

At December 31, 2016, we had approximately 186.5 billion miles and points outstanding, resulting in an aggregate liability and deferred revenue balance of $1.1 billion. Both the liability and the deferred revenue are determined based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in these estimates. Therefore, different assumptions could affect the amount and/or timing of revenue recognition or expenses. The most significant assumptions in accounting for the Mileage Plan™ are described below.

1.	The rate at which we defer sales proceeds related to services sold through non-airline partners:

We use the relative selling price method for the deferral of sales proceeds. For contracts that were modified after the effective date of Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-13"), we determined our best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of miles awarded and the number of miles redeemed. We estimated the selling prices and volumes over the terms of the agreements in order to determine the allocation of proceeds to each of the multiple deliverables. This relative allocation is evaluated annually and updated according to changes in the assumptions of the volume of related deliverables. A 1% shift between the allocation of cash proceeds to travel deliverables from marketing deliverables would defer the timing of revenue recognition by approximately $8 million.

2.	The number of miles that will not be redeemed for travel (breakage):

The liability for outstanding Mileage Plan™ mileage credits includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level to redeem an award. Our estimate of the number of miles that will not be redeemed (breakage) considers historical activity in our members’ accounts and other factors. Based on statistical analysis of historical data, our current breakage rate is 17.4%. A hypothetical 1% change in our estimate of breakage has approximately an $8 million effect on the liability.

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

5.	The costs that will be incurred to provide award travel for miles earned by guests who fly on us or our airline partners:

When a frequent flyer travels on his or her award ticket on one of our airlines, incremental costs such as food, fuel and insurance are incurred to carry that passenger. We estimate what these costs will be (excluding any contribution to overhead and profit) and accrue a liability. If the guest travels on another airline on an award ticket, we often must pay the other airline for carrying the guest. The other airline costs are based on negotiated agreements and are often substantially higher than the costs we would incur to carry that guest. We estimate how much we will pay to other airlines for future travel awards based on historical redemptions and settlements with other carriers and accrue a liability accordingly. The costs actually incurred by us or paid to other airlines may be higher or lower than the costs that were estimated and accrued, and therefore we may need to adjust our liability and recognize a corresponding expense.

We regularly review significant Mileage Plan™ assumptions and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

PENSION PLANS

Our actuarial estimates of pension liability, the related expense and the associated significant assumptions are discussed in Note 8 to the consolidated financial statements.

The calculation of pension expense and the corresponding liability requires the use of a number of key assumptions, including the expected long-term rate of return on plan assets and the assumed discount rates to be used in the calculation of the projected benefit obligation and the interest and service cost. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Pension liability and future pension expense decrease as the discount rate used for the obligation increases. We discounted future pension obligations using rates between 4.29% and 4.50% at December 31, 2016 and between 4.55% and 4.69% at December 31, 2015. The discount rates were determined using current rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from each of the four defined-benefit pension plans. The discount rates we use are based on a yield curve that uses a pool of higher-yielding bonds estimated to be more in line with settlement rates, as we have taken steps to ultimately terminate or settle plans that are frozen and move toward freezing benefits in active plans in the future. If the discount rate decreased by 0.5%, our projected benefit obligation at December 31, 2016 would increase by approximately $132 million and our estimated 2017 pension expense would increase by approximately $8 million.

Pension liability and future pension expense can increase or decrease as assumptions in the actuarial data changes. For example, in 2015 we engaged our third-party actuary to update demographic assumptions used in the valuation of the defined-benefit pension liabilities. These assumptions included updates such as estimated salary increases, employee turnover and retirement rates, among other items. The changes in these assumptions decreased our projected benefit obligation by approximately $50 million at December 31, 2015. The primary cause of the decline was the change in expected participant retirement rates. The study found that eligible employees are retiring later than they had in our previous assumption update, resulting in lower expected cash flows post retirement.

Pension expense normally increases as the expected rate of return on pension plan assets decreases. As of December 31, 2016, we estimate that the pension plan assets will generate long-term rates of return between 5.50% and 6.00%, which compares to 6.0% and 6.50% at December 31, 2015. We regularly review the actual asset allocation and periodically rebalance investments as appropriate. This expected long-term rate of return on plan assets at December 31, 2016 is based on an allocation of U.S. and non-U.S. equities, U.S. fixed-income securities, and real estate. A decrease in the expected long-term rate of return of 0.5% would increase our estimated 2017 pension expense by approximately $9 million.

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

LONG-LIVED ASSETS

As of December 31, 2016, we had approximately $5.7 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, changes in fleet plans, the expected residual values of the assets and the potential for impairment based on the fair value of the assets and the cash flows they generate. Effective October 1, 2016, we changed our estimate of useful lives for certain B737 aircraft from 20 years to 25 years to better align with their operational performance, maintenance experience and industry practice. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, management decisions regarding the future use of the assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset.

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

BUSINESS COMBINATION ACCOUNTING, GOODWILL AND INTANGIBLES

To record the value of assets acquired and liabilities assumed as a result of our acquisition of Virgin America on December 14, 2016, we have performed a purchase price allocation utilizing the best information available to management. The purchase price allocation is provisional and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed with any adjustments to the purchase price allocation to be made as soon as practicable but no later than December 14, 2017. The fair values of the assets acquired and liabilities assumed were determined using market, income or cost methods. Our consolidated balance sheet reflects goodwill in the amount of $1.9 billion at December 31, 2016, representing the excess of the purchase price over the fair value of Virgin America’s tangible and identifiable intangible assets and liabilities. Identifiable intangible assets recorded totaled approximately $143 million at December 31, 2016 and consisted of customer relationships, airport slots and gates. With the exception of airport slots, all of the identified intangible assets are finite-lived and are being amortized over their estimated economic useful lives. Goodwill and indefinite-lived intangible assets are not amortized, but will be tested for impairment at least annually (in the fourth quarter), or more frequently if events or circumstances indicate that an impairment may exist.

Our impairment analysis may include a qualitative assessment to determine whether it is more likely than not that a reporting unit or intangible asset group is impaired. If we do not perform a qualitative assessment, or if we determine it is more likely than not that the fair value of the reporting unit or intangible asset group exceeds its carrying amount, we will calculate the estimated fair value of the reporting unit or intangible asset group and an impairment charge would be recorded to reduce the carrying value to the estimated fair value.

Qualitative factors that might indicate a need to perform an impairment analysis outside of the regular annual assessment could include, but are not limited to: 1) reduced passenger demand as a result of domestic or global economic conditions; 2) significantly ongoing higher prices for jet fuel; 3) significant ongoing lower fares or passenger yields as a result of increased competition or lower demand; 4) a significant increase in future capital expenditure commitments; and 5) significant disruptions to our operations as a result of both internal and external events such as terrorist activities, actual or threatened war, labor actions by employees, or further industry regulation.

Our business combination accounting, as well as future impairment analyses, require management to make assumptions and apply judgment. Key assumptions include, but are not limited to, estimating future cash flows, selecting discount rates and selecting valuation methodologies. These estimates and assumptions are highly subjective and our ability to realize the future cash flows used in our fair value calculations may be affected by changes in economic condition, our economic performance or business strategies.

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

Aircraft Fuel

Currently, our fuel-hedging portfolio consists of crude oil call options. Call options effectively cap our pricing for the crude oil, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against volatile crude oil price increases, and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% change in the forward curve for crude oil prices as of December 31, 2016 would increase or decrease the fair value of our crude oil hedge portfolio to approximately $45 million or $7 million, respectively.

Our portfolio value of fuel hedge contracts was $20 million at December 31, 2016 compared to a portfolio value of $4 million at December 31, 2015. We do not have any collateral held by counterparties to these agreements as of December 31, 2016.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 4 to our consolidated financial statements.

Interest Rates

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. In order to mitigate the risk of interest rate fluctuations, we have a number of interest rate swaps that fix the interest rates on certain existing variable-rate debt agreements. Our exposure to interest rate variability is further mitigated through our variable-rate investment portfolio. A hypothetical 10% change in the average interest rates incurred on average variable-rate debt held during 2016 would have correspondingly changed our net earnings and cash flows associated with these items by less than $2 million. Our variable-rate debt is approximately 61% and 24% of our total long-term debt as of December 31, 2016 and December 31, 2015, respectively.

We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1% more than they did in 2016, interest income would increase by approximately $15 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share)	2016	2015	2016	2015	2016	2015	2016	2015
Operating revenues	$1,347	$1,269	$1,494	$1,437	$1,566	$1,515	$1,524	$1,377
Operating income	290	238	418	372	400	433	241	255
Net income	184	149	260	234	256	274	114	191
Basic earnings per share(a)	1.47	1.13	2.11	1.80	2.08	2.15	0.92	1.52
Diluted earnings per share(a)	1.46	1.12	2.10	1.79	2.07	2.14	0.92	1.51

(a)	For earnings per share, the sum of the quarters may not equal the total for the full year due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alaska Air Group, Inc.:
We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Air Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Air Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Seattle, Washington
February 28, 2017

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$328	$73
Marketable securities	1,252	1,255
Total cash and marketable securities	1,580	1,328
Receivables—less allowance for doubtful accounts of $1 and $1	302	212
Inventories and supplies—net	47	51
Prepaid expenses and other current assets	121	72
Total Current Assets	2,050	1,663

Property and Equipment
Aircraft and other flight equipment	6,947	5,690
Other property and equipment	1,103	955
Deposits for future flight equipment	545	771
	8,595	7,416
Less accumulated depreciation and amortization	2,929	2,614
Total Property and Equipment—Net	5,666	4,802

Other Assets
Goodwill	1,934	—
Intangible assets	143	—
Other noncurrent assets	169	65
Total Other Assets	2,246	65

Total Assets	$9,962	$6,530

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)

As of December 31 (in millions except share amounts)	2016	2015
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$92	$63
Accrued wages, vacation and payroll taxes	397	298
Air traffic liability	849	669
Other accrued liabilities	878	661
Current portion of long-term debt	319	114
Total Current Liabilities	2,535	1,805

Long-Term Debt, Net of Current Portion	2,645	569

Other Liabilities and Credits
Deferred income taxes	463	682
Deferred revenue	640	431
Obligation for pension and postretirement medical benefits	331	270
Other liabilities	417	362
Total Other Liabilities and Credits	1,851	1,745

Commitments and Contingencies (Note 9)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 200,000,000 shares, Issued: 2016 - 129,189,634 shares; 2015 - 128,442,099 shares, Outstanding: 2016 - 123,328,051 shares; 2015 - 125,175,325 shares	1	1
Capital in excess of par value	110	73
Treasury stock (common), at cost: 2016 - 5,861,583 shares; 2015 - 3,266,774 shares	(443)	(250)
Accumulated other comprehensive loss	(305)	(303)
Retained earnings	3,568	2,890
	2,931	2,411
Total Liabilities and Shareholders' Equity	$9,962	$6,530

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per-share amounts)	2016	2015	2014
Operating Revenues
Passenger
Mainline	$4,098	$3,939	$3,774
Regional	908	854	805
Total passenger revenue	5,006	4,793	4,579
Freight and mail	108	108	114
Other—net	817	697	675
Total Operating Revenues	5,931	5,598	5,368

Operating Expenses
Wages and benefits	1,382	1,254	1,136
Variable incentive pay	127	120	116
Aircraft fuel, including hedging gains and losses	831	954	1,418
Aircraft maintenance	270	253	229
Aircraft rent	114	105	110
Landing fees and other rentals	320	296	279
Contracted services	247	214	196
Selling expenses	225	211	199
Depreciation and amortization	363	320	294
Food and beverage service	126	113	93
Third-party regional carrier expense	95	72	58
Other	365	356	308
Special items—merger-related costs and other	117	32	(30)
Total Operating Expenses	4,582	4,300	4,406
Operating Income	1,349	1,298	962

Nonoperating Income (Expense)
Interest income	27	21	21
Interest expense	(55)	(42)	(48)
Interest capitalized	25	34	20
Other—net	(1)	1	20
	(4)	14	13
Income before income tax	1,345	1,312	975
Income tax expense	531	464	370
Net Income	$814	$848	$605

Basic Earnings Per Share	$6.59	$6.61	$4.47
Diluted Earnings Per Share	$6.54	$6.56	$4.42
Shares used for computation:
Basic	123.557	128.373	135.445
Diluted	124.389	129.372	136.801

Cash dividend declared per share	$1.10	$0.80	$0.50
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year Ended December 31 (in millions)	2016	2015	2014

Net Income	$814	$848	$605

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	1	(6)	2
Reclassification of (gains) losses into Other-net nonoperating income (expense)	(1)	1	(2)
Income tax benefit (expense)	—	2	—
Total	—	(3)	—

Related to employee benefit plans:
Actuarial gains (losses) related to pension and other postretirement benefit plans	(43)	10	(210)
Reclassification of net pension expense into Wages and benefits	20	14	9
Income tax benefit (expense)	12	(14)	76
Total	(11)	10	(125)

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	8	(5)	(8)
Reclassification of losses into Aircraft rent	6	6	6
Income tax benefit (expense)	(5)	(1)	—
Total	9	—	(2)

Other Comprehensive Income (Loss)	(2)	7	(127)
Comprehensive Income	$812	$855	$478

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2013	137.492	$1	$606	$(2)	$(183)	$1,607	$2,029
2014 net income	—	—	—	—	—	605	605
Other comprehensive income/(loss)	—	—	—	—	(127)	—	(127)
Common stock repurchase	(7.317)	—	(346)	(2)	—	—	(348)
Stock-based compensation	—	—	16	—	—	—	16
Cash dividend declared	—	—	—	—	—	(68)	(68)
Stock issued for employee stock purchase plan	0.299	—	9	—	—	—	9
Stock issued under stock plans	1.007	—	11	—	—	—	11
Balances at December 31, 2014	131.481	1	296	(4)	(310)	2,144	2,127
2015 net income	—	—	—	—	—	848	848
Other comprehensive income/(loss)	—	—	—	—	7	—	7
Common stock repurchase	(7.208)	—	(259)	(246)	—	—	(505)
Stock-based compensation	—	—	17	—	—	—	17
Cash dividend declared	—	—	—	—	—	(102)	(102)
Stock issued for employee stock purchase plan	0.281	—	13	—	—	—	13
Stock issued under stock plans	0.621	—	6	—	—	—	6
Balances at December 31, 2015	125.175	1	73	(250)	(303)	2,890	2,411
2016 net income	—	—	—	—	—	814	814
Other comprehensive income/(loss)	—	—	—	—	(2)	—	(2)
Common stock repurchase	(2.595)	—	—	(193)	—	—	(193)
Stock-based compensation	—	—	19	—	—	—	19
Cash dividend declared	—	—	—	—	—	(136)	(136)
Stock issued for employee stock purchase plan	0.309	—	17	—	—	—	17
Stock issued under stock plans	0.439	—	1	—	—	—	1
Balances at December 31, 2016	123.328	$1	$110	$(443)	$(305)	$3,568	$2,931

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2016	2015	2014
Cash flows from operating activities:
Net income	$814	$848	$605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363	320	294
Stock-based compensation and other	26	25	6
Changes in certain assets and liabilities:
Changes in deferred tax provision	94	56	114
(Increase) decrease in accounts receivable	(46)	47	(110)
Increase (decrease) in air traffic liability	9	38	67
Increase (decrease) in deferred revenue	83	57	40
Changes in pension and other postretirement benefits	23	36	(18)
Other—net	20	157	32
Net cash provided by operating activities	1,386	1,584	1,030
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(528)	(681)	(498)
Other flight equipment	(53)	(79)	(131)
Other property and equipment	(97)	(71)	(65)
Total property and equipment additions	(678)	(831)	(694)
Acquisition of Virgin America, net of cash acquired	(1,951)	—	—
Purchases of marketable securities	(960)	(1,327)	(949)
Sales and maturities of marketable securities	962	1,175	1,092
Proceeds from disposition of assets and changes in restricted deposits	5	53	10
Net cash used in investing activities	(2,622)	(930)	(541)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	2,044	—	51
Long-term debt payments	(249)	(116)	(119)
Common stock repurchases	(193)	(505)	(348)
Cash dividend paid	(136)	(102)	(68)
Other financing activities	25	35	22
Net cash provided by (used in) financing activities	1,491	(688)	(462)
Net increase (decrease) in cash and cash equivalents	255	(34)	27
Cash and cash equivalents at beginning of year	73	107	80
Cash and cash equivalents at end of year	$328	$73	$107

Supplemental disclosure:
Cash paid during the year for:
Interest, net of amount capitalized	$24	$8	$28
Income taxes, net of refunds received	459	349	326

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska, Horizon and, starting December 14, 2016, Virgin America. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and their preparation requires the use of management’s estimates. Actual results may differ from these estimates.

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper and certificates of deposit. They are carried at cost, which approximates market value. The Company reduces cash balances when funds are disbursed. Due to the time delay in funds clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $15 million and $12 million at December 31, 2016 and 2015 and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

The Company's restricted cash balances are primarily used to guarantee various letters of credit, self-insurance programs or other contractual rights. Restricted cash consists of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

Marketable Securities

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and short-term investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in market value, excluding other-than-temporary impairments, are reflected in accumulated other comprehensive loss ("AOCL").

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company uses a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment. If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, the Company's intent and ability to hold, or plans to sell, the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to Other—net in the consolidated statements of operations and a new cost basis in the investment is established.

Receivables

Receivables are due on demand and consist primarily of airline traffic (including credit card) receivables, Mileage Plan™ partner receivables, amounts due from other airlines related to interline agreements, government tax authorities and other miscellaneous amounts due to the Company, and are net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies—net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. The allowance for expendable inventories was $36 million and $37 million at December 31, 2016 and 2015, respectively. Inventory and supplies—net also includes fuel inventory of $16 million and $14 million at December 31, 2016 and 2015, respectively. Repairable and rotable aircraft parts inventories are included in flight equipment.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less an estimated salvage value, which are as follows:

Aircraft and related flight equipment:
Boeing 737 and Airbus 319/320 aircraft	20-25 years
Bombardier Q400 aircraft	15 years
Buildings	25 - 30 years
Minor building and land improvements	10 years
Capitalized leases and leasehold improvements	Generally shorter of lease term or estimated useful life
Computer hardware and software	3-10 years
Other furniture and equipment	5-10 years

Salvage values used for aircraft are 10% of the fair value, but as aircraft near the end of their useful lives, management updates the salvage value estimates based on current market conditions and expected use of the aircraft. “Related flight equipment” includes rotable and repairable spare inventories, which are depreciated over the associated fleet life unless otherwise noted.

Beginning October 1, 2016, the Company changed its accounting estimate for the expected useful life of the B737 NextGen aircraft, which includes the B737-700, -800, -900, -900ER aircraft and the related parts, from 20 years to 25 years. The change in estimate was precipitated by management's annual accounting policy review, which considered market studies, asset performance and intended use, as well as industry benchmarking. The change in estimate was applied prospectively effective October 1, 2016. The impact of this change in estimate in 2016 is a $17 million decrease to depreciation and amortization expense.

Capitalized interest, based on the Company’s weighted-average borrowing rate, is added to the cost of the related asset, and is depreciated over the estimated useful life of the asset.

Maintenance and repairs are expensed when incurred. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use.

The Company evaluates long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the total carrying amount of an asset or asset group may not be recoverable. The Company groups assets for purposes of such reviews at the lowest level, at which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. An impairment loss is considered when estimated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. If the asset or asset group is not considered recoverable, a write-down equal to the excess of the carrying amount over the fair value will be recorded.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the related net assets acquired in the Company's acquisition of Virgin America and is not amortized. As of December 31, 2016 the goodwill balance, based on a provisional purchase price allocation, was $1.9 billion. No goodwill impairment test occurred in 2016, as the acquisition was completed late in the fourth quarter. In future periods, the Company will review goodwill for impairment at least annually, or more frequently if events or circumstances indicate than an impairment may exist. The Company will perform this impairment at the reporting unit level. If fair value of the reporting unit exceeds the carrying amount, an impairment charge may be recorded.

Intangible Assets

Intangible assets as of December 31, 2016 were recorded as a result of the acquisition of Virgin America, and consist primarily of indefinite-lived airport slots, finite-lived airport gates and finite-lived customer relationships. Finite-lived intangibles are amortized over their estimated useful lives. Indefinite-lived intangibles are not amortized but are tested at least annually for impairment using a similar methodology to property, equipment and goodwill as described above.

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

Deferred Revenue

Deferred revenue results primarily from the sale of Mileage Plan™ miles and Elevate® points to third-parties. It also includes the liability for Elevate® flown points outstanding at the acquisition date that was recorded at its estimated fair value as part of purchase price accounting. The related revenue is recognized when award transportation is provided or over the term of the applicable agreement.

Operating Leases

The Company leases aircraft, airport and terminal facilities, office space and other equipment under operating leases. Some of these lease agreements contain rent escalation clauses or rent holidays. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the consolidated statements of operations.

Leased Aircraft Return Costs

Cash payments associated with returning leased aircraft are accrued when it is probable that a cash payment will be made and that amount is reasonably estimable, usually no sooner than after the last scheduled maintenance event prior to lease return. Any accrual is based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return may not be known with certainty until lease termination.

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities and was not material as of December 31, 2016 and December 31, 2015. The expense is included in Aircraft maintenance in the consolidated statements of operations.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability until travel or date of expiration. Air traffic liability includes approximately $62 million and $42 million related to credits for future travel, as of December 31, 2016 and December 31, 2015, respectively. These credits are recognized into revenue either when the passenger travels or at the date of expiration, which is twelve months from issuance. Commissions to travel agents and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are recorded as a prepaid expense. Taxes collected from passengers, including transportation excise taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the consolidated statements of operations. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are based on the Company’s historical data.

Freight and mail revenues are recognized when the related services are provided.

Other—net revenues are primarily related to the Mileage Plan™ and Elevate® programs. They are recognized as described in the “Frequent Flyer Programs” paragraph below. Other—net also includes certain ancillary or non-ticket revenues, such as checked-bag fees, reservations fees, ticket change fees, on-board food and beverage sales, and, to a much lesser extent, commissions from car and hotel vendors and sales of travel insurance. These items are recognized as revenue when the related services are provided.  Airport lounge memberships are recognized as revenue over the membership period.

Frequent Flyer Programs

Alaska operates the Mileage Plan™ frequent flyer program, and Virgin America operates the Elevate® frequent flyer program. Both programs provide travel awards to members based on accumulated mileage or points. For miles or points earned by flying on the Company's airlines and through airline partners, the estimated cost of providing award travel is recognized as a selling expense and accrued as a liability, as miles are earned and accumulated.

Alaska and Virgin America also sell services, including miles or points for transportation, to non-airline partners, such as hotels, car rental agencies and major banks that offer Alaska's and Virgin America's affinity credit cards. The Company defers revenue related to air transportation and certificates for discounted companion travel until the transportation is delivered. The deferred proceeds are recognized as passenger revenue for awards redeemed and flown on the Company's airlines and as Other—net revenue for awards redeemed and flown on other airlines (less the cost paid to the other airlines based on contractual agreements). The elements that represent use of the Alaska and Virgin America brands and access to frequent flyer member lists and advertising are recognized as commission income in the period that those elements are sold and included in Other—net revenue in the consolidated statements of operations.

Frequent flyer program deferred revenue and liabilities included in the consolidated balance sheets (in millions):

	2016	2015
Current Liabilities:
Other accrued liabilities	$484	$368
Other Liabilities and Credits:
Deferred revenue	638	427
Other liabilities	21	19
Total	$1,143	$814

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, which includes Mileage Plan™ awards that have been issued but not yet flown for $43 million and $37 million at December 31, 2016 and 2015.

Frequent flyer program revenue included in the consolidated statements of operations (in millions):

	2016	2015	2014
Passenger revenues	$293	$267	$246
Other—net revenues	429	329	295
Total frequent flyer program revenues	$722	$596	$541

Other—net revenue includes commission revenues of $329 million, $280 million, and $261 million in 2016, 2015, and 2014.

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of frequent flyer travel awards earned through air travel, advertising, promotional costs, commissions and incentives. Advertising production costs are expensed as incurred. Advertising expense was $61 million, $55 million, and $49 million during the years ended December 31, 2016, 2015, and 2014.

Derivative Financial Instruments

The Company's operations are significantly impacted by changes in aircraft fuel prices and interest rates. In an effort to manage exposure to these risks, the Company periodically enters into fuel and interest rate derivative instruments. These derivative instruments are recognized at fair value on the balance sheet and changes in the fair value are recognized in AOCL or in the consolidated statements of operations, depending on the nature of the instrument.

The Company does not hold or issue derivative fuel hedge contracts for trading purposes and does not apply hedge accounting. For cash flow hedges related to interest rate swaps, the effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in interest expense.

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
The Company has elected not to use the fair value option provided in the accounting standards for non-financial instruments. Accordingly, those assets and liabilities are carried at amortized cost. For financial instruments, the assets and liabilities are carried at fair value, which is determined based on the market approach or income approach, depending upon the level of inputs used.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill, intangible assets and certain other assets and liabilities. The Company determines the fair value of these items using Level 3 inputs, as described in Note 2 and Note 5.

Income Taxes

The Company uses the asset and liability approach for accounting for and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. As of December 31, 2016, there is a partial valuation allowance against net deferred tax assets. The Company accounts for unrecognized tax benefits in accordance with the applicable accounting standards.

Virgin America has substantial federal and state net operating losses ("NOLs") for income tax purposes. The Company's ability to utilize Virgin America's NOLs could be limited if Virgin America had an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, an ownership change can occur whenever there is a collective shift in the ownership of a company by more than 50% by one or more “5% stockholders” within a three-year period. The occurrence of such a change generally limits the amount of NOL carryforwards a company could utilize in a given year to the aggregate fair market value of the company's common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The acquisition constituted an ownership change and the potential for further limitations following the acquisition. See Note 7 to the consolidated financial statements for more discussion of the calculation.

Stock-Based Compensation

Accounting standards require companies to recognize as expense the fair value of stock options and other equity-based compensation issued to employees as of the grant date. These standards apply to all stock awards that the Company grants to employees as well as the Company’s Employee Stock Purchase Plan ("ESPP"), which features a look-back provision and allows employees to purchase stock at a 15% discount. All stock-based compensation expense is recorded in wages and benefits in the consolidated statements of operations.

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. In 2016, 2015, and 2014, antidilutive stock options excluded from the calculation of EPS were not material.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers"(Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This comprehensive new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations" to clarify the guidance on determining whether the Company is considered the principal or the agent in a revenue transaction where a third party is providing goods or services to a customer. Entities are permitted to use either a full retrospective or cumulative effect transition method, and are required to adopt all parts of the new revenue standard using the same transition method. The new standard is effective for the Company on January 1, 2018. At this time, the Company believes the most significant impact to the financial statements will be to Mileage Plan™ revenues and liabilities. The Company currently uses the incremental cost approach for miles earned through travel. As this approach will be eliminated with the standard, the Company will be required to significantly increase its liability for earned miles through a relative selling price model. The Company continues to evaluate and model the full impact of the standard and currently plans to apply the full retrospective transition method.

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest" (Subtopic 835-30), which requires debt issuance costs related to a debt liability be presented as a direct deduction from the carrying value of the debt liability. The amendment was adopted as of January 1, 2016. Prior period debt balances have been adjusted to reflect the adoption of the ASU. The adoption of the ASU had no impact on the statements of operations or retained earnings.

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842), which requires lessees to recognize assets and liabilities for leases currently classified as operating leases. Under the new standard a lessee will recognize a liability on the balance sheet representing the lease payments owed, and a right-of-use-asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The new standard is effective for the Company on January 1, 2019. Early adoption of the standard is permitted. At this time, the Company believes the most significant impact to the financial statements will relate to the recording of a right of use asset associated with leased aircraft. Other leases, including airports and real estate, equipment, software and other miscellaneous leases continue to be assessed for impact as it relates to ASU 2016-02. The Company has not yet determined whether it will early adopt the standard.

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation" (Topic 718), which simplifies several aspects of accounting for employee share-based payment awards, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for the Company beginning January 1, 2017. The adoption of the standard will not have a material impact on the Company's statements of operations or financial position.

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other" (Topic 350), which eliminates step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The ASU is effective for the Company beginning January 1, 2019. Early adoption of the standard is permitted. Beginning in fiscal 2017 the Company will be required to perform an impairment test for goodwill arising from its acquisition of Virgin America and plans to adopt the standard in 2017.

NOTE 2. ACQUISITION OF VIRGIN AMERICA INC.

Virgin America

On December 14, 2016, the Company acquired 100% of the outstanding common shares and voting interest of Virgin America. Virgin America offers scheduled air transport throughout the United States and Mexico primarily from its focus cities of Los Angeles, San Francisco and, to a lesser extent, Dallas Love Field, to other major business and leisure destinations in North America. The Company believes the acquisition of Virgin America will provide broader national reach and position the Company to better serve people living on the West Coast. The combined airline will provide 1,200 daily departures to its guests, leveraging Alaska's strength in the Pacific Northwest with Virgin America's strength in California. The Company believes that combining loyalty programs and networks will provide greater benefits for its guests and expand its international partner portfolio, giving guests an even more expansive global reach.

The results of Virgin America have been included in the consolidated financial statements since the acquisition date. For the year ended December 31, 2016, revenue and net income from Virgin America recognized in the Company's consolidated results of operations were $99 million and $15 million.

Fair value of consideration transferred

The fair value of consideration transferred on the closing date includes the value of the cash consideration and accelerated and vested equity awards attributable to pre-acquisition service. The purchase price is as follows (in millions, except per-share stock price):

December 14, 2016
Number of shares of Virgin America common stock issued and outstanding	44.645
Multiplied by cash consideration for each share of common stock per the merger agreement	$57.00
Cash consideration paid for common stock issued and outstanding	2,545
Accelerated and vested equity awards attributable to pre-acquisition service	51
Total Purchase Price	$2,596

Fair values of the assets acquired and the liabilities assumed

The transaction has been accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. The purchase price allocation was prepared on a preliminary basis and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. The Company expects to continue obtaining information to assist it with determining the fair values of the net assets acquired during the measurement period. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.

Provisional fair value of the assets acquired and the liabilities assumed as of the acquisition date, December 14, 2016, (in millions) are as follows:

December 14, 2016
Cash and cash equivalents	$645
Receivables	44
Prepaid expenses and other current assets	16
Property and equipment	560
Intangible assets	143
Goodwill	1,934
Other assets	84
Total assets	3,426

Accounts payable	22
Accrued wages, vacation and payroll taxes	51
Air traffic liabilities	172
Other accrued liabilities	196
Current portion of long-term debt	125
Long-term debt, net of current portion	360
Deferred income taxes	(304)
Deferred revenue	126
Other liabilities	82
Total liabilities	830

Total purchase price	$2,596

Intangible Assets

Of the $143 million of acquired intangible assets, $89 million was provisionally assigned to airport slots. Airport slots are rights to take-off or land at a slot-controlled airport during a specific time period and are a means by which the FAA manages airspace/airport congestion. The Company acquired slots at three such airports—John F. Kennedy International, LaGuardia and Ronald Reagan Washington National. These slots either have no expiration dates or are expected to be renewed indefinitely in line with the FAA's past practice. They require no maintenance and do not have an established residual value. As the demands for air travel at these airports have remained very strong, the Company expects to use these slots in perpetuity and has determined these airport slots to be indefinite-lived intangible assets. They will not be amortized but rather tested for impairment annually, or more frequently when events and circumstances indicate that impairment may exist.

Of the remaining $54 million, $40 million was provisionally assigned to customer relationships to be amortized on a straight-line basis over the estimated economic life of eight years and $14 million to airport gates to be amortized on straight-line basis over the remaining lease term of twelve years. As noted above, the fair value of the acquired identifiable intangible assets is provisional pending results of their final valuation.

The Company considered examples of intangible assets that the FASB believes meet the criteria for recognition apart from goodwill, as well as any other intangible assets common to the airline industry, and did not identify any other such intangible assets acquired in the transaction.

Goodwill

Goodwill of $1.9 billion represents the excess of the purchase price over the fair value of the underlying net assets acquired and largely results from expected future synergies from combining operations as well as an assembled workforce, which does not qualify for separate recognition. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment.

Repayment of related-party debt and merger-related costs

Soon after the acquisition, the Company repaid $55 million of related-party debt held by Virgin America as of December 14, 2016 to comply with the change-of-control provision triggered by the transaction.

As of December 31, 2016, the Company has incurred pretax merger-related costs of $117 million. Costs classified as merger-related are directly attributable to merger activities. These costs are classified as "Special items—merger-related costs and other" within the Statement of Operations. Refer to Note 11 for further information on special items. The Company expects to continue to incur merger-related costs in the future as the integration continues.

Pro forma impact of the acquisition

The unaudited pro forma financial information presented below represents a summary of the consolidated results of operations for the Company and Virgin America as if the acquisition of Virgin America had been consummated as of January 1, 2015. The pro forma results do not include any anticipated synergies, or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2015.

(in millions, except per share amounts)	Years Ended December 31,
	2016	2015
Revenue	$7,511	$7,111
Net Income	1,008	914

NOTE 3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Components for cash, cash equivalents and marketable securities (in millions):

December 31, 2016	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$283	$—	$—	$283
Cash equivalents	45	—	—	45
Cash and cash equivalents	328	—	—	328
U.S. government and agency securities	290	—	(3)	287
Foreign government bonds	36	—	—	36
Asset-backed securities	138	—	—	138
Mortgage-backed securities	89	—	—	89
Corporate notes and bonds	693	2	(4)	691
Municipal securities	11	—	—	11
Marketable securities	1,257	2	(7)	1,252
Total	$1,585	$2	$(7)	$1,580

December 31, 2015	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$4	$—	$—	$4
Cash equivalents	69	—	—	69
Cash and cash equivalents	73	—	—	73
U.S. government and agency securities	254	—	(1)	253
Foreign government bonds	31	—	—	31
Asset-backed securities	130	—	—	130
Mortgage-backed securities	117	—	(1)	116
Corporate notes and bonds	711	1	(4)	708
Municipal securities	17	—	—	17
Marketable securities	1,260	1	(6)	1,255
Total	$1,333	$1	$(6)	$1,328

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on the Company's evaluation of available evidence as of December 31, 2016.

Activity for marketable securities (in millions):

	2016	2015	2014
Proceeds from sales and maturities	$962	$1,175	$1,092
Gross realized gains	3	2	4
Gross realized losses	(1)	(3)	(2)

Maturities for marketable securities (in millions):

December 31, 2016	Cost Basis	Fair Value
Due in one year or less	$182	$182
Due after one year through five years	1,070	1,065
Due after five years through 10 years	5	5
Due after 10 years	—	—
Total	$1,257	$1,252

NOTE 4. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil.

As of December 31, 2016, the Company had fuel hedge contracts outstanding covering 394 million gallons of crude oil that will be settled from January 2017 to June 2018.

Interest Rate Swap Agreements

The Company is exposed to market risk from adverse changes in variable interest rates on long term debt and certain aircraft lease agreements. To manage this risk, the Company periodically enters into interest rate swap agreements. As of December 31, 2016, the Company has outstanding interest rate swap agreements with a third party designed to hedge the volatility of the underlying variable interest rates on lease agreements for six B737-800 aircraft, as well as two interest rate swap agreements with third parties designed to hedge the volatility of the underlying variable interest rates on $295 million of the debt obtained in 2016. All of the interest rate swap agreements stipulate that the Company pay a fixed interest rate and receive a floating interest rate over the term of the underlying contracts. The interest rate swap agreements expire from February 2020 through March 2021 to coincide with the lease termination dates and October 2022 through September 2026 to coincide with the debt maturity dates. All significant terms of the swap agreements match the terms of the underlying hedged items, and have been designated as qualifying hedging instruments, which are accounted for as cash flow hedges.

As qualifying cash flow hedges, the interest rate swaps are recognized at fair value on the balance sheet, and changes in the fair value are recognized in accumulated other comprehensive income (loss). The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is recognized in interest expense, if material.

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	2016	2015
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Prepaid expenses and other current assets	$17	$2
Other assets	3	2

Derivative Instruments Designated as Hedges
Interest rate swaps
Other accrued liabilities	(5)	(5)
Other liabilities	—	(13)
Losses in accumulated other comprehensive loss (AOCL)	(5)	(18)

The net cash paid for new fuel hedge positions and settlements was $19 million, $17 million and $9 million during 2016, 2015, and 2014.

Pretax effect of derivative instruments on earnings and AOCL (in millions):

	2016	2015	2014
Derivative Instruments Not Designated as Hedges
Fuel hedge contracts
Gains (losses) recognized in Aircraft fuel	$(3)	$(19)	$(18)

Derivative Instruments Designated as Hedges
Interest rate swaps
Gains (losses) recognized in Aircraft rent	(6)	(6)	(6)
Gains (losses) recognized in other comprehensive income (OCI)	8	(5)	(8)

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. No gains or losses related to interest rate swaps on variable rate debt have been recognized in interest expense during 2016. The amounts shown as recognized in OCI are prior to the losses recognized in aircraft rent during the period. The Company expects $4 million to be reclassified from OCI to aircraft rent and $1 million to interest expense within the next twelve months.

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

The amount posted as collateral for these contracts is not material to the consolidated balance sheets as of December 31, 2016 and 2015.

NOTE 5. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

Fair values of financial instruments on the consolidated balance sheet (in millions):

December 31, 2016	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$287	$—	$287
Foreign government bonds	—	36	36
Asset-backed securities	—	138	138
Mortgage-backed securities	—	89	89
Corporate notes and bonds	—	691	691
Municipal securities	—	11	11
Derivative instruments
Fuel hedge contracts—call options	—	20	20

Liabilities
Derivative instruments
Interest rate swap agreements	—	(5)	(5)

December 31, 2015	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$253	$—	$253
Foreign government bonds	—	31	31
Asset-backed securities	—	130	130
Mortgage-backed securities	—	116	116
Corporate notes and bonds	—	708	708
Municipal securities	—	17	17
Derivative instruments
Fuel hedge contracts—call options	—	4	4

Liabilities
Derivative instruments
Interest rate swap agreements	—	(18)	(18)

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

The Company has no other financial assets that are measured at fair value on a nonrecurring basis at December 31, 2016.

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

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	2016	2015
Carrying amount	$1,179	$520
Fair value	1,199	557

NOTE 6. LONG-TERM DEBT

Long-term debt obligations (in millions):

	2016	2015
Fixed-rate notes payable due through 2028	$1,179	$520
Variable-rate notes payable due through 2028	1,803	166
Less debt issuance costs	(18)	(3)
Long-term debt	2,964	683
Less current portion	319	114
	$2,645	$569

Weighted-average fixed-interest rate	4.4%	5.7%
Weighted-average variable-interest rate	2.4%	1.8%

During 2016, the Company's total debt increased $2.3 billion, primarily due to the addition of $2.0 billion of secured debt financing from multiple lenders to fund the acquisition of Virgin America. Approximately $1.6 billion of the loans are secured by a total of 56 aircraft, including 37 B737-900ER aircraft and 19 B737-800 aircraft. An additional $400 million is secured by Air Group's interest in certain aircraft purchase agreements. The remainder is due to assumed debt from Virgin America. During 2016, the Company made debt payments of $249 million, including $95 million of debt extinguishment that arose from the Virgin America acquisition, and $12 million related to prepayments of existing loans. The Company's variable-rate notes payable bear interest at a floating rate per annum equal to a margin plus the three or six-month LIBOR in effect at the commencement of each semi-annual or three-month period, as applicable. As of December 31, 2016, none of the Company's borrowings were restricted by financial covenants.

Long-term debt principal payments for the next five years and thereafter (in millions):

Total
2017	$321
2018	351
2019	424
2020	451
2021	424
Thereafter	1,007
Total principal payments	$2,978

Bank Line of Credit

The Company has two $100 million credit facilities and one $52 million credit facility. All three facilities have variable interest rates based on LIBOR plus a specified margin. One of the $100 million facilities, which expires in September 2017, is secured by aircraft. The other $100 million facility, which expires in March 2017, is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The $52 million facility expires in October 2017 with a mechanism for annual renewal and is secured by two aircraft. The Company has secured letters of credit against the $52 million facility, but has no plans to borrow using either of the two remaining facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at December 31, 2016.

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

Deferred tax (assets) and liabilities comprise the following (in millions):

	2016	2015
Excess of tax over book depreciation	$1,282	$1,110
Intangibles	39	—
Other—net	26	23
Gross deferred tax liabilities	1,347	1,133

Mileage Plan™	(310)	(208)
Inventory obsolescence	(23)	(22)
Deferred gains	(8)	(8)
Employee benefits	(196)	(167)
Fuel hedge contracts	—	(5)
Acquired net operating losses	(289)	—
Other—net	(62)	(41)
Gross deferred tax assets	(888)	(451)
Valuation allowance	4	—
Net deferred tax (assets) liabilities	$463	$682

Changes in net deferred tax liabilities resulted from 2016 activity and the acquisition of Virgin America.

At December 31, 2016, as a result of the acquisition of Virgin America, discussed in Note 2, Virgin America had federal NOLs of approximately $773 million that expire beginning in 2028 and continuing through 2036, and state NOLs of approximately $344 million that expire beginning in 2027 and continuing through 2035.

Virgin America has experienced multiple “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the most recent being its acquisition by the Company. Section 382 of the Code imposes an annual limitation on the amount of pre-ownership change NOLs of the corporation that experiences an ownership change. The limitation imposed by Section 382 of the Code for any post-ownership change year generally would be determined by multiplying the value of such corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may, under certain circumstances, be increased by built-in gains or reduced by built-in losses in the assets held by such corporation at the time of the ownership change. The combined company’s use of NOLs generated after the date of an ownership change would not be limited unless the combined company were to experience a subsequent ownership change.

The combined company’s ability to use the NOLs will also depend on the amount of taxable income generated in future periods. The NOLs may expire before the combined company can generate sufficient taxable income to utilize the NOLs.

Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. The Company has determined it is more likely than not that a portion of the state NOL carryforward will not be realized and, therefore, has provided a valuation allowance of $4 million for that portion. The Company has likewise concluded that it is more likely than not that all of its federal and the remaining state deferred income tax assets will be realized and thus no additional valuation allowance has been recorded. The Company reassesses the need for a valuation allowance each reporting period.

Components of Income Tax Expense

The components of income tax expense were as follows (in millions):

	2016	2015	2014
Current income tax expense:
Federal	$392	$397	$229
State	48	30	27
Total current income tax expense	440	427	256

Deferred income tax expense:
Federal	77	60	103
State	14	(23)	11
Total deferred income tax expense	91	37	114
Income tax expense	$531	$464	$370

Income Tax Rate Reconciliation

Income tax expense reconciles to the amount computed by applying the U.S. federal rate of 35% to income before income tax and accounting changes as follows (in millions):

	2016	2015	2014
Income before income tax	$1,345	$1,312	$975

Expected tax expense	471	459	341
Nondeductible expenses	20	4	4
State income taxes	28	19	25
State income sourcing	13	(15)	—
Other—net	(1)	(3)	—
Actual tax expense	$531	$464	$370

Effective tax rate	39.5%	35.4%	37.9%

In 2016, the Company incurred $39 million of acquisition-related costs that are not deductible under U.S. federal tax law. These expenses are included in Special items—merger-related costs and other on the Company’s consolidated statement of operations for the year ended December 31, 2016 and are reflected as a permanent unfavorable adjustment for the year ended December 31, 2016, in the table above.

In the fourth quarter of 2015, the Company filed amended state tax returns for the years 2010 through 2013 to change the Company’s position on income sourcing in various states. These positions were also taken on 2014 and future filings, unless guidance or rules changed. In 2016, adjustments were made to the Company's position on income sourcing in various states due to updated guidance from state taxing authorities. The impact of this guidance is reflected as an unfavorable adjustment of approximately $17 million for the year ended December 31, 2016.

Uncertain Tax Positions

The Company has identified its federal tax return and its state tax returns in Alaska, Oregon and California as “major” tax jurisdictions.  A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2006 to 2015 (a)(b)
Alaska	2012 to 2015
California	2006 to 2015(a)
Oregon	2003 to 2015(a)

(a)
The 2003, 2004, 2008-2010 and 2011 Oregon tax returns are subject to examination only to the extent of net operating loss carryforwards from those years that were utilized in 2010 and later years. The 2006-2012 Federal and California Virgin America tax returns are subject to examination only to the extent of net operating loss carryforwards from those years that were utilized in 2012 and later years.

(b)	Income tax years 2012 and 2013 are currently under exam by the Internal Revenue Service.

Changes in the liability for unrecognized tax benefits during 2016, 2015 and 2014 are as follows (in millions):

	2016	2015	2014
Balance at January 1,	$22	$3	$2
Additions based on tax positions and settlements related to the current year	3	19	1
Additions from acquisitions	8	—	—
Balance at December 31,	$33	$22	$3

At December 31, 2016, the total amount of unrecognized tax benefits is recorded as a liability and some have reduced the NOL carryover from the Virgin America acquisition. The Company added $3 million of reserves for uncertain tax positions in 2016, primarily due to changes in income sourcing for state income taxes and added $8 million related to the acquisition of Virgin America. These uncertain tax positions could change as a result of the Company's ongoing audits, settlement of issues, new audits and status of other taxpayer court cases. The Company cannot predict the timing of these actions. Due to the positions being taken in various jurisdictions, the amounts currently accrued are the Company's best estimate as of December 31, 2016.

NOTE 8. EMPLOYEE BENEFIT PLANS

Four defined-benefit and five defined-contribution retirement plans cover various employee groups of Alaska and Horizon. Following the acquisition of Virgin America on December 14, 2016, there is a sixth defined contribution plan which covers the Virgin America employee groups. The defined-benefit plans provide benefits based on an employee’s term of service and average compensation for a specified period of time before retirement. The qualified defined-benefit pension plans are closed to new entrants.

Accounting standards require recognition of the overfunded or underfunded status of an entity’s defined-benefit pension and other postretirement plan as an asset or liability in the consolidated financial statements and requires recognition of the funded status in AOCL.

Qualified Defined-Benefit Pension Plans

The Company’s pension plans are funded as required by the Employee Retirement Income Security Act of 1974. The defined-benefit plan assets consist primarily of marketable equity and fixed-income securities. The Company uses a December 31 measurement date for these plans.

Weighted average assumptions used to determine benefit obligations:

	2016	2015
Discount rates (a)	4.29% to 4.50%	4.55% to 4.69%
Rate of compensation increases(a)	2.12% to 2.59%	2.06% to 2.65%

(a)	Varies by plan and related work group.

Weighted average assumptions used to determine net periodic benefit cost:

	2016	2015	2014
Discount rates(a)	4.55% to 4.69%	4.20%	4.85%
Expected return on plan assets(a)	6.00% to 6.50%	6.50%	6.75%
Rate of compensation increases(a)	2.06% to 2.65%	2.85% to 3.91%	2.90% to 3.93%

(a)	Varies by plan and related work group.

The discount rates are determined using current rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. At December 31, 2016, the Company selected discount rates for each of the plans using a pool of higher-yielding bonds estimated to be more reflective of settlement rates, as management has taken steps to ultimately terminate or settle plans that are frozen and move toward freezing benefits in active plans in the future. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities and in certain real estate assets. The target and actual asset allocation of the funds in the qualified defined-benefit plans, by asset category, are as follows:

	Target	2016	2015
Asset category:
Domestic equity securities	22% - 33%	30%	28%
Non-U.S. equity securities	9% - 16%	12%	12%
Fixed income securities	48% - 67%	53%	55%
Real estate	0% - 8%	5%	5%
Plan assets		100%	100%

The Company’s investment policy focuses on achieving maximum returns at a reasonable risk for pension assets over a full market cycle. In 2015, the Company separated the management of plan assets for the defined-benefit plan that covers the Company's non-union, management participants. This plan has been closed to new participants since 2003 and benefits were frozen effective January 1, 2014. These assets have a higher allocation to fixed income securities than the other plans. The Company uses a fund manager and invests in various asset classes to diversify risk.

The Company determines the strategic allocation between equities, fixed income and real estate based on current funded status and other characteristics of the plans. As the funded status improves, the Company increases the fixed income allocation of the portfolio and decreases the equity allocation. Actual asset allocations are reviewed regularly and periodically rebalanced as appropriate.
As of December 31, 2016, all assets other than real estate were invested in common commingled trust funds.  The Company uses the net asset values of these funds to determine fair value as allowed using the practical expediency method outlined in the accounting standards. Fair value estimates for real estate are calculated using the present value of expected future cash flows based on independent appraisals, local market conditions and current and projected operating performance.

Certain investments were previously misclassified in the fair value hierarchy disclosure in 2015 based on the Company's interpretation of relevant guidance.  Upon further evaluation, investments in common commingled trusts were determined to have a readily determinable fair value and are now disclosed within the fair value hierarchy. Additionally, investments in the real estate limited partnership are measured at net asset value per share as a practical expedient and excluded from the fair value hierarchy.  These changes in disclosure do not have a material impact on the financial statements and are consistent with presentation of amounts as of December 31, 2016 as shown below.

Plan asset by fund category (in millions):

	2016	2015	Fair Value Hierarchy
Fund type:
U.S. equity market fund	$545	$491	1
Non-U.S. equity fund	218	208	1
Credit bond index fund	992	953	1
Plan assets in common commingled trusts	$1,755	$1,652
Real estate	91	85	(a)
Total plan assets	$1,846	$1,737

(a)	In accordance with Subtopic 820-10, certain investments that are measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The following table sets forth the status of the qualified defined-benefit pension plans (in millions):

	2016	2015
Projected benefit obligation ("PBO")
Beginning of year	$1,898	$2,050
Service cost	37	41
Interest cost	73	84
Plan settlement	—	(62)
Actuarial (gain) loss	104	(140)
Benefits paid	(69)	(75)
End of year	$2,043	$1,898

Plan assets at fair value
Beginning of year	$1,737	$1,917
Actual return on plan assets	178	(43)
Employer contributions	—	—
Plan settlement	—	(62)
Benefits paid	(69)	(75)
End of year	$1,846	$1,737
Funded status (unfunded)	$(197)	$(161)

Percent funded	90%	92%

The accumulated benefit obligation for the combined qualified defined-benefit pension was $1.9 billion and $1.8 billion at December 31, 2016 and 2015.

The amounts recognized in the consolidated balance sheets (in millions):

	2016	2015
Accrued benefit liability-long term	$225	$173
Plan assets-long term (within Other noncurrent assets)	(28)	(12)
Total liability recognized	$197	$161

The amounts not yet reflected in net periodic benefit cost and included in AOCL (in millions):

	2016	2015
Prior service credit	$(10)	$(11)
Net loss	509	499
Amount recognized in AOCL (pretax)	$499	$488

The expected amortization of prior service credit and net loss from AOCL in 2017 is $1 million and $26 million, respectively, for the qualified defined-benefit pension plans.

Net pension expense for the qualified defined-benefit plans included the following components (in millions):

	2016	2015	2014
Service cost	$37	$41	$33
Interest cost	73	84	81
Expected return on assets	(108)	(122)	(117)
Amortization of prior service credit	(1)	(1)	(1)
Recognized actuarial loss	25	26	13
Settlement expense (special item)	—	14	—
Net pension expense	$26	$42	$9

In 2015, the Company recognized a settlement charge of $14 million related to lump sum settlements offered to terminated, vested plan participants. The result was a reduction in the projected benefit obligation of $62 million. The settlement charge reflects the remaining unamortized actuarial loss in AOCL associated with the settled obligation.

There are no current statutory funding requirements for the Company’s plans in 2017, nor does the Company expect to contribute to the qualified defined-benefit pension plans during 2017.

Future benefits expected to be paid over the next ten years under the qualified defined-benefit pension plans from the assets of those plans (in millions):

Total
2017	$85
2018	93
2019	96
2020	109
2021	109
2022– 2026	652

Nonqualified Defined-Benefit Pension Plan

Alaska also maintains an unfunded, noncontributory defined-benefit plan for certain elected officers. This plan uses a December 31 measurement date. The assumptions used to determine benefit obligations and the net period benefit cost for the nonqualified defined-benefit pension plan are similar to those used to calculate the qualified defined-benefit pension plan. The plan's unfunded status, PBO and accumulated benefit obligation are immaterial. The net pension expense in prior year and expected future expense is also immaterial.

Postretirement Medical Benefits

The Company allows certain retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation for this subsidy is unfunded. The accumulated postretirement benefit obligation was $76 million and $64 million at December 31, 2016 and 2015 respectively. The net periodic benefit cost was not material in 2016 or 2015.

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

Defined-Contribution Plans

The defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $67 million, $60 million and $54 million in 2016, 2015, and 2014.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheets at December 31, 2016 and 2015.

Pilot Long-term Disability Benefits

Alaska maintains a long-term disability plan for its pilots. The long-term disability plan does not have a service requirement. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2016 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability was $25 million and $19 million, which was recorded net of a prefunded trust account of $3 million and $2 million, and included in long-term other liabilities on the consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively.

Employee Incentive-Pay Plans

The Company has employee incentive plans that pay employees based on certain financial and operational metrics. These metrics are set and approved annually by the Compensation Committee of the Board of Directors. The aggregate expense under these plans in 2016, 2015 and 2014 was $127 million, $120 million and $116 million. The Air Group plans are summarized below.

•
Performance-Based Pay ("PBP") is a program that rewards the majority of Air Group employees.  The program is based on four separate metrics related to Air Group profitability, safety, achievement of unit-cost goals and employee engagement as measured by customer satisfaction.

•	The Operational Performance Rewards Program entitles the majority of Air Group employees to quarterly payouts of up to $300 per person if certain operational and customer service objectives are met.

Virgin America operated three similar plans, including a traditional profit sharing plan, through 2016. The impact of these plans was immaterial for the period from the date of acquisition through December 31, 2016. Starting January 1, 2017 all employees will participate in the Air Group plans described above.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of December 31, 2016 (in millions):

	Aircraft Leases	Facility Leases	Aircraft Purchase Commitments	Capacity Purchase Agreements	Aircraft Maintenance Deposits	Aircraft Maintenance and Parts Management
2017	$302	$123	$926	$76	$59	$30
2018	316	73	848	80	61	32
2019	305	63	694	85	65	35
2020	279	57	354	90	68	37
2021	242	50	277	94	63	40
Thereafter	953	171	361	676	90	—
Total	$2,397	$537	$3,460	$1,101	$406	$174

Lease Commitments

Aircraft lease commitments include future obligations for all of the Company's operating airlines—Alaska, Virgin America and Horizon, as well as aircraft leases operated by third-parties. At December 31, 2016, the Company had lease contracts for 17 B737 aircraft, 15 Q400 aircraft and 53 Airbus aircraft. Additionally, as of December 31, 2016 the Company has 15 leased E175s with SkyWest. The Company has 10 scheduled lease deliveries of A321neo aircraft from 2017 through 2018 and five scheduled lease deliveries of E175s in 2017 to be operated by SkyWest. All lease contracts have remaining noncancelable lease terms ranging from 2017 to 2030. The Company has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with deliveries in 2019. Options to lease are not reflected in the commitments table above.

Facility lease commitments primarily include airport and terminal facilities and building leases. Total rent expense for aircraft and facility leases was $315 million, $295 million and $288 million, in 2016, 2015 and 2014.

Aircraft Purchase Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircrafts and engines. As of December 31, 2016, the Company is committed to purchasing 54 B737 aircraft (22 B737 NextGen aircraft and 32 B737 MAX aircraft, with deliveries in 2017 through 2023) and 33 E175 aircraft with deliveries in 2017 through 2019. In addition, the Company has options to purchase 41 B737 aircraft, 30 A320neo aircraft and 30 E175 aircraft. Option payments are not reflected in the table above.

Capacity Purchase Agreements ("CPAs")

At December 31, 2016, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. In addition, Alaska has CPAs with SkyWest Airlines, Inc ("SkyWest") to fly certain routes in the Lower 48 and Canada and with Peninsula Airways, Inc ("PenAir") to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

Aircraft Maintenance Deposits

The Company is contractually required to make maintenance deposit payments to aircraft lessors, which represent maintenance reserves made solely to collateralize the lessor for future maintenance events should the Company not perform required maintenance. Under most leases, the lease agreements provide that maintenance reserves are reimbursable upon completion of the major maintenance event in an amount equal to the lesser of (i) the amount qualified for reimbursement from maintenance reserves held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event.

Aircraft Maintenance and Parts Management

The Company has a separate maintenance-cost-per-hour contract for management and repair of certain rotable parts to support airframe and engine maintenance and repair. This agreement requires monthly payments based upon utilization, such as flight hours, cycles and age of the aircraft, and, in turn, the agreement transfers certain risks to the third-party service provider. There are minimum payments under this agreement, which are reflected in the table above. Accordingly, payments could differ materially based on actual aircraft utilization.

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

In 2015, three flight attendants filed a class action lawsuit seeking to represent all Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws.  Plaintiffs received class certification in November 2016. Virgin America filed a motion for summary judgment seeking to dismiss all claims on various federal preemption grounds.  In January 2017, the Court denied in part and granted in part Virgin America’s motion.  Virgin America believes the claims in this case are without factual and legal merit and intends to defend this lawsuit through, among other strategies, filing a motion for reconsideration of the Court’s certification decision and denial of summary judgment and, if necessary, a motion for certification of interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit.

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

NOTE 10. SHAREHOLDERS' EQUITY

Common Stock Changes

During the second quarter of 2014, shareholders voted to increase the number of authorized shares from 100 million to 200 million shares and reduce the par value of common stock from $1 per share to $0.01 per share, and the Board of Directors declared a two-for-one stock split by means of a stock distribution. The additional shares were distributed on July 9, 2014, to the shareholders of record on June 23, 2014.

Dividends

During 2016, the Board of Directors declared dividends of $1.10 per share. The Company paid dividends of $136 million, $102 million and $68 million to shareholders of record during 2016, 2015 and 2014.

Subsequent to year-end, the Board of Directors declared a quarterly cash dividend of $0.30 per share to be paid in March 2017 to shareholders of record as of February 21, 2017. This is a 9% increase from the most recent quarterly dividends of $0.275 per share.

Common Stock Repurchase

In May 2014, the Board of Directors authorized a $650 million share repurchase program, which was completed in October 2015. In August 2015, the Board of Directors authorized a $1.0 billion share repurchase program, which was paused in the second quarter of 2016 in anticipation of the acquisition of Virgin America. At December 31, 2016, the Company held 5,861,583 shares in treasury. Management does not anticipate retiring common shares held in treasury for the foreseeable future.

Share repurchase activity (in millions, except shares):

	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
2015 $1 billion Repurchase Program	2,594,809	$193	1,517,277	$120	—	$—
2014 $650 million Repurchase Program	—	—	5,691,051	385	5,497,427	265
2012 $250 million Repurchase Program	—	—	—	—	1,819,304	83
Total	2,594,809	$193	7,208,328	$505	7,316,731	$348

Accumulated Other Comprehensive Loss (AOCL)

AOCL consisted of the following (in millions, net of tax):

	2016	2015
Related to marketable securities	$(3)	$(3)
Related to employee benefit plans	(299)	(288)
Related to interest rate derivatives	(3)	(12)
	$(305)	$(303)

NOTE 11. SPECIAL ITEMS

In 2016, the Company recognized special items of $117 million for merger-related costs associated with its acquisition of Virgin America. Costs classified as merger-related are directly attributable to merger activities. $39 million of these costs were not deductible under U.S. federal tax law, as discussed in Note 7. The Company also recognized a special tax expense of $17 million representing the impact of adjustments to the Company's position on income sourcing in various states.

In 2015, the Company recognized special items of $32 million in aggregate. The special items comprise an expense of $14 million for a lump sum settlements offered to terminated and vested participants in the qualified defined benefit pension plans and a litigation-related matter. See Note 8 for more information regarding the pension settlement charge. The Company also recognized a special tax benefit of $26 million representing the discrete impacts of adjustments to the Company's position on income sourcing in various states.

In 2014, the Company recognized special items of $30 million. As discussed in Note 8, a $20 million benefit was recognized related to the curtailment of certain postretirement benefit plans. Furthermore, in 2014 the Company recorded a one-time gain of $10 million associated with the settlement of a legal matter.

NOTE 12. STOCK-BASED COMPENSATION PLANS

The table below summarizes the components of total stock-based compensation (in millions):

	2016	2015	2014
Stock options	$2	$2	$3
Stock awards	11	11	10
Deferred stock awards	1	1	1
Employee stock purchase plan	5	3	2
Stock-based compensation	$19	$17	$16

Tax benefit related to stock-based compensation	$7	$7	$6

Unrecognized stock-based compensation for non-vested options and awards and the weighted-average period the expense will be recognized (in millions):

	Amount	Weighted-Average Period
Stock options	$2	1.1
Stock awards	21	0.9
Unrecognized stock-based compensation	$23	0.9

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan.

The Company is authorized to issue 17 million shares of common stock under these plans, of which 11,847,713 shares remain available for future grants of either options or stock awards as of December 31, 2016.

Stock Options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2016	2015	2014
Expected volatility	51%	53%	65%
Expected term	6 years	6 years	6 years
Risk-free interest rate	1.23%	1.67%	1.87%
Expected dividend yield	1.50%	1.25%	1.25%
Weighted-average grant date fair value per share	$27.14	$28.71	$21.70
Estimated fair value of options granted (millions)	$2	$3	$3

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

The tables below summarize stock option activity for the year ended December 31, 2016:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2015	540,345	$31.58	6.3	$26
Granted	79,340	65.63
Exercised	(158,758)	23.62
Canceled	—	—
Forfeited or expired	(7,253)	49.66
Outstanding, December 31, 2016	453,674	$40.02	6.2	$22

Exercisable, December 31, 2016	199,676	$25.35	5.1	$13
Vested or expected to vest, December 31, 2016	453,435	$40.03	6.2	$22

(in millions)	2016	2015	2014
Intrinsic value of option exercises	$9	$14	$20
Cash received from stock option exercises	3	4	6
Tax benefit related to stock option exercises	3	5	7
Fair value of options vested	3	3	2

Stock Awards

Restricted Stock Units ("RSUs") are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of the vest period. The fair value of the RSUs is based on the stock price on the date of grant. The RSUs “cliff vest” after three years, or the period from the date of grant to the employee’s retirement eligibility, and expense is recognized accordingly. Performance Share Units (PSUs) are awarded to certain executives to receive shares of common stock if specific performance goals and market conditions are achieved. There are several tranches of PSUs which vest when performance goals and market conditions are met.

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted-Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2015	470,715	$38.09	0.8	$38
Granted	374,863	63.53
Vested	(366,319)	32.87
Forfeited	(39,166)	40.35
Non-vested, December 31, 2016	440,093	$63.86	1.4	$39

Deferred Stock Awards

Deferred Stock Units ("DSUs") are awarded to members of its Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee Stock Purchase Plan

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 308,920, 281,058 and 298,283 shares in 2016, 2015 and 2014 under the ESPP.

NOTE 13. OPERATING SEGMENT INFORMATION

Alaska Air Group has three operating airlines—Alaska, Virgin America and Horizon. Each is a regulated airline by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon, as well as with third-party carriers SkyWest and PenAir, under which Alaska receives all passenger revenues.

Under U.S. General Accepted Accounting Principles, operating segments are defined as components of a business for which there is discrete financial information that is regularly assessed by the Chief Operating Decision Maker ("CODM") in making resource allocation decisions. Financial performance for the operating airlines and CPAs is managed and reviewed by the Company's CODM as part of three reportable operating segments:

•	Mainline - includes Alaska's and Virgin America’s scheduled air transportation for passengers and cargo throughout the U.S., and in parts of Canada, Mexico, Costa Rica and Cuba.

•
Regional - includes Horizon's and other third-party carriers’ scheduled air transportation for passengers across a shorter distance network within the U.S. under CPAs. This segment includes the actual revenues and expenses associated with regional flying, as well as an allocation of corporate overhead incurred by Air Group on behalf of the regional operations.

•	Horizon - includes the capacity sold to Alaska under CPA. Expenses include those typically borne by regional airlines such as crew costs, ownership costs and maintenance costs.

The CODM makes resource allocation decisions for these reporting segments based on flight profitability data, aircraft type, route economics and other financial information.

The "Consolidating and Other" column reflects parent company activity, consolidating entries and other immaterial business units of the company. The “Air Group Adjusted” column represents a non-GAAP measure that is used by the Company CODM to evaluate performance and allocate resources. Adjustments are further explained below in reconciling to consolidated GAAP results.

The operating segment information that follows (in millions) includes financial results for Virgin America for the period from December 14, 2016 to December 31, 2016 and the impact of purchase accounting as of December 14, 2016.

Year Ended December 31, 2016	Mainline(a)	Regional	Horizon	Consolidating & Other(b)	Air Group Adjusted(c)	Special Items(d)	Consolidated
Operating revenues
Passenger
Mainline	$4,098	$—	$—	$—	$4,098	$—	$4,098
Regional	—	908	—	—	908	—	908
Total passenger revenues	4,098	908	—	—	5,006	—	5,006
CPA revenues	—	—	424	(424)	—	—	—
Freight and mail	104	5	—	(1)	108	—	108
Other-net	738	74	4	1	817	—	817
Total operating revenues	4,940	987	428	(424)	5,931	—	5,931

Operating expenses
Operating expenses, excluding fuel	2,883	769	407	(425)	3,634	117	3,751
Fuel expense	719	125	—	—	844	(13)	831
Total operating expenses	3,602	894	407	(425)	4,478	104	4,582

Nonoperating income (expense)
Interest income	26	—	1	—	27	—	27
Interest expense	(42)	—	(9)	(4)	(55)	—	(55)
Other	19	—	1	4	24	—	24
	3	—	(7)	—	(4)	—	(4)
Income (loss) before income tax	$1,341	$93	$14	$1	$1,449	$(104)	$1,345

Year Ended December 31, 2015	Mainline	Regional	Horizon	Consolidating & Other(b)	Air Group Adjusted(c)	Special Items(d)	Consolidated
Operating revenues
Passenger
Mainline	$3,939	$—	$—	$—	$3,939	$—	$3,939
Regional	—	854	—	—	854	—	854
Total passenger revenues	3,939	854	—	—	4,793	—	4,793
CPA revenues	—	—	408	(408)	—	—	—
Freight and mail	103	5	—	—	108	—	108
Other-net	621	72	4	—	697	—	697
Total operating revenues	4,663	931	412	(408)	5,598	—	5,598

Operating expenses
Operating expenses, excluding fuel	2,653	695	375	(409)	3,314	32	3,346
Fuel expense	823	131	—	—	954	—	954
Total operating expenses	3,476	826	375	(409)	4,268	32	4,300

Nonoperating income (expense)
Interest income	19	—	—	2	21	—	21
Interest expense	(28)	—	(10)	(4)	(42)	—	(42)
Other	28	—	1	6	35	—	35
	19	—	(9)	4	14	—	14
Income (loss) before income tax	$1,206	$105	$28	$5	$1,344	$(32)	$1,312

Year Ended December 31, 2014	Mainline	Regional	Horizon	Consolidating & Other(b)	Air Group Adjusted(c)	Special Items(d)	Consolidated
Operating revenues
Passenger
Mainline	$3,774	$—	$—	$—	$3,774	$—	$3,774
Regional	—	805	—	—	805	—	805
Total passenger revenues	3,774	805	—	—	4,579	—	4,579
CPA revenues	—	—	371	(371)	—	—	—
Freight and mail	109	5	—	—	114	—	114
Other-net	592	78	5	—	675	—	675
Total operating revenues	4,475	888	376	(371)	5,368	—	5,368

Operating expenses
Operating expenses, excluding fuel	2,417	623	349	(371)	3,018	(30)	2,988
Fuel expense	1,251	190	—	—	1,441	(23)	1,418
Total operating expenses	3,668	813	349	(371)	4,459	(53)	4,406

Nonoperating income (expense)
Interest income	20	—	—	1	21	—	21
Interest expense	(32)	—	(12)	(4)	(48)	—	(48)
Other	39	(1)	2	—	40	—	40
	27	(1)	(10)	(3)	13	—	13
Income (loss) before income tax	$834	$74	$17	$(3)	$922	$53	$975

(a)
Includes Alaska activity for the full period and Virgin America financial results for the period December 14, 2016 through December 31, 2016, and the impacts associated with purchase accounting as of December 14, 2016.

(b)	Includes consolidating entries, Parent Company and other immaterial business units.

(c)
The adjusted column excludes certain charges described in (d) and represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations.

(d)
Includes accounting adjustments related to mark-to-market fuel hedge accounting charges (all years), merger-related costs (2016), pension settlement charge (2015), litigation-related matter (2015), non-cash curtailment gain (2014) and a gain related to a legal matter (2014).

	2016	2015	2014
Depreciation and amortization:
Mainline	$296	$268	$243
Horizon	67	52	51
Consolidated	$363	$320	$294

Capital expenditures:
Mainline	$608	$821	$659
Horizon	70	10	35
Consolidated	$678	$831	$694

Total assets at end of period:
Mainline	$15,260	$8,127
Horizon	690	717
Consolidating & Other	(5,988)	(2,314)
Consolidated	$9,962	$6,530

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as noted below, there have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as noted below.

In the fourth quarter of 2016, the Company acquired Virgin America (see Note 2). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Virgin America from its annual evaluation of internal control over financial reporting as of December 31, 2016. We have begun the process of assessing Virgin America’s internal controls over financial reporting and plan to incorporate Virgin America in our evaluation of internal controls over financial reporting in 2017. As of December 31, 2016, Virgin America’s total assets represented approximately 33% of the Company’s consolidated assets, and revenue represented approximately 2% of the Company’s consolidated operating revenues as of and for the year ended December 31, 2016.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment of internal control over financial reporting as of December 31, 2016 excluded internal control over financial reporting related to Virgin America, acquired December 14, 2016, which represented approximately 33% of consolidated total assets and 2% of consolidated operating revenues as of and for the year ended December 31, 2016. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and to improve these controls and procedures over time and to correct any deficiencies that we may discover in the future. While we believe the present design of our disclosure controls and procedures and internal control over financial reporting are effective, future events affecting our business may cause us to modify our controls and procedures.

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alaska Air Group, Inc.:
We have audited Alaska Air Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Air Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (included in Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Alaska Air Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Alaska Air Group, Inc. acquired Virgin America Inc. (Virgin America) during 2016, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, Virgin America’s internal control over financial reporting associated with total assets that represented approximately 33% of the Company’s consolidated assets, and revenue that represented approximately 2% of the Company’s consolidated operating revenues included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of Alaska Air Group, Inc. also excluded an evaluation of the internal control over financial reporting of Virgin America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Seattle, Washington
February 28, 2017

ITEM 9B. OTHER INFORMATION

On February 23, 2017, Kathy J. Savitt informed the Company’s board of directors of her intention not to stand for re-election to the boards of the Company and its subsidiaries Alaska Airlines, Inc., Virgin America Inc. and Horizon Air Industries, Inc., at the conclusion of her current term on May 4, 2017.  Ms. Savitt intends to devote significantly more time to Perch Partners, the strategic advisory firm and accelerator she founded in 2016 as well as to social justice causes.  At the same time, Ms. Savitt will relinquish her seat on the Compensation & Leadership Development Committee of the Company’s board of directors.  In connection with Ms. Savitt’s announcement, the boards of directors of the Company and its subsidiaries have reduced the number of seats on their respective boards of directors from 11 to 10, effective May 4, 2017.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016 (hereinafter referred to as our “2017 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,228,448(1)	$40.02(2)	11,847,713
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	1,228,448	$40.02	11,847,713

(1)
Of these shares, 453,674 were subject to options then outstanding under the 2008 Plan, 645,862 were subject to outstanding restricted, performance and deferred stock unit awards granted under the 2008 Plan and 128,912 were subject to outstanding restricted stock unit awards granted under the 2016 Plan. No options were outstanding under the 2016 plan. Outstanding performance awards are reflected in the table assuming that the target level of performance will be achieved.

(2)	This number does not reflect the 774,474 shares that were subject to outstanding stock unit awards granted under the 2008 and 2016 Plans.

(3)
Of the aggregate number of shares that remained available for future issuance, no shares were available under the 2008 Plan, 5,642,418 shares were available under the 2016 Plan and 6,205,295 shares were available under the ESPP. Subject to certain express limits of the 2016 Plan, shares available for award purposes under the 2016 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in shares of our common stock including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. Full-value shares issued under the 2016 Plan are counted against the share limit as 1.7 shares for every one share issued. This table does not give effect to that rule.

Other information required by this item is set forth under the heading “Beneficial Ownership of Securities” in our 2017 Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our 2017 Proxy Statement.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this report:

1.	Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ BRADLEY D. TILDEN	Date:	February 28, 2017
Bradley D. Tilden
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 28, 2017 on behalf of the registrant and in the capacities indicated.

/s/ BRADLEY D. TILDEN	Chairman and Chief Executive Officer (Principal Executive Officer)
Bradley D. Tilden

/s/ BRANDON S. PEDERSEN	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)
Brandon S. Pedersen

/s/ CHRISTOPHER M. BERRY	Vice President Finance and Controller (Principal Accounting Officer)
Christopher M. Berry

/s/ PATRICIA M. BEDIENT	Director
Patricia M. Bedient

/s/ MARION C. BLAKEY	Director
Marion C. Blakey

/s/ PHYLLIS J. CAMPBELL	Director
Phyllis J. Campbell

/s/ DHIREN R. FONSECA	Director
Dhiren R. Fonseca

/s/ JESSIE J. KNIGHT, JR.	Director
Jessie J. Knight, Jr.

/s/ DENNIS F. MADSEN	Director
Dennis F. Madsen

/s/ HELVI K. SANDVIK	Director
Helvi K. Sandvik

/s/ KATHERINE J. SAVITT	Director
Katherine J. Savitt

/s/ J. KENNETH THOMPSON	Director
J. Kenneth Thompson

/s/ ERIC K. YEAMAN	Director
Eric K. Yeaman

EXHIBIT INDEX
Certain of the following exhibits have been filed with the Securities and Exchange Commission and are incorporated by reference from the documents below. Certain others are filed with this Form 10-K. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 6, 2014	3.1
3.2	Bylaws of Registrant, as amended December 9, 2015	8-K	December 15, 2015	3.2
10.1#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.1
10.2#	Purchase Agreement No. 2497, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.2
10.3#	Supplemental Agreement No. 23 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q/A	August 2, 2011	10.1
10.4#	Supplemental Agreement No. 29 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.1
10.5#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.2
10.6#	Supplemental Agreement No. 39 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q	May 7, 2015	10.1
10.7#	Purchase Agreement, dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 9, 2016	10.1
10.8^	A320 Aircraft Purchase Agreement, dated as of December 29, 2010, between Airbus S.A.S. and Virgin America Inc.	S-1/A^	October 7, 2014	10.15
10.9*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 4, 2011	10.3
10.10*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 4, 2011	10.4
10.11*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-Q	August 4, 2011	10.5
10.12*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Amended for Stock-Split	10-K	February 11, 2016	10.10
10.13*	Alaska Air Group, Inc. 2016 Performance Incentive Plan	8-K	May 18, 2016	10.1
10.14*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 2, 2016	10.1
10.15*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Incentive Stock Option Agreement	10-Q	August 2, 2016	10.2
10.16*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 2, 2016	10.3
10.17*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-Q	August 2, 2016	10.4
10.18*†	Alaska Air Group, Inc. 2010 Employee Stock Purchase Plan, as Amended for the Offering Period Commencing March 1, 2017	10-K	February 28, 2017
10.19*	Alaska Air Group, Inc. Stock Deferral Plan for Non-Employee Directors	10-K	February 11, 2016	10.12
10.20*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended	10-Q	August 4, 2011	10.1
10.21*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2
10.22*	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated October 16, 2014	10-K	February 11, 2016	10.15
10.23*†	Alaska Air Group Performance Based Pay Plan, as amended and restated June 19, 2015	10-K	February 28, 2017
21†	Subsidiaries of Registrant
23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

^	Filed by Virgin America Inc., File Number 333-197660