Form 10-Q
period 2017-03-31
ALASKA AIR GROUP, INC.
filed 2017-05-05
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                      to

Commission File Number 1-8957
ALASKA AIR GROUP, INC.

Delaware	91-1292054
(State of Incorporation)	(I.R.S. Employer Identification No.)

19300 International Boulevard, Seattle, Washington 98188
Telephone: (206) 392-5040

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The registrant has 123,603,902 common shares, par value $0.01, outstanding at April 28, 2017.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

As used in this Form 10-Q, the terms “Air Group,” the "Company," “our,” “we” and "us" refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc., Virgin America Inc. and Horizon Air Industries, Inc. are referred to as “Alaska,” "Virgin America" and “Horizon” and together as our “airlines.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	the competitive environment in our industry;

•	changes in our operating costs, primarily fuel, which can be volatile;

•	general economic conditions, including the impact of those conditions on customer travel behavior;

•	our ability to meet our cost reduction goals;

•	operational disruptions;

•	an aircraft accident or incident;

•	labor disputes and our ability to attract and retain qualified personnel;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	changes in laws and regulations;

•	our ability to achieve anticipated synergies and timing thereof in connection with the acquisition of Virgin America.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2016, and Item 1A. "Risk Factors" included herein. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$183	$328
Marketable securities	1,527	1,252
Total cash and marketable securities	1,710	1,580
Receivables—net	321	302
Inventories and supplies—net	50	47
Prepaid expenses and other current assets	132	121
Total Current Assets	2,213	2,050

Property and Equipment
Aircraft and other flight equipment	7,137	6,947
Other property and equipment	1,139	1,103
Deposits for future flight equipment	541	545
	8,817	8,595
Less accumulated depreciation and amortization	3,008	2,929
Total Property and Equipment—Net	5,809	5,666

Goodwill	1,942	1,934
Intangible assets	139	143
Other noncurrent assets	199	169
Other Assets	2,280	2,246

Total Assets	$10,302	$9,962

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	March 31, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$95	$92
Accrued wages, vacation and payroll taxes	281	397
Air traffic liability	1,218	849
Other accrued liabilities	909	878
Current portion of long-term debt	332	319
Total Current Liabilities	2,835	2,535

Long-Term Debt, Net of Current Portion	2,531	2,645
Other Liabilities and Credits
Deferred income taxes	509	463
Deferred revenue	641	640
Obligation for pension and postretirement medical benefits	334	331
Other liabilities	438	417
	1,922	1,851
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 200,000,000 shares, Issued: 2017 - 129,590,771 shares; 2016 - 129,189,634 shares, Outstanding: 2017 - 123,729,188 shares; 2016 - 123,328,051 shares	1	1
Capital in excess of par value	126	110
Treasury stock (common), at cost: 2017 - 5,861,583 shares; 2016 - 5,861,583 shares	(443)	(443)
Accumulated other comprehensive loss	(299)	(305)
Retained earnings	3,629	3,568
	3,014	2,931
Total Liabilities and Shareholders' Equity	$10,302	$9,962

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2017	2016
Operating Revenues
Passenger
Mainline	$1,272	$927
Regional	212	206
Total passenger revenue	1,484	1,133
Freight and mail	24	24
Other—net	241	190
Total Operating Revenues	1,749	1,347

Operating Expenses
Wages and benefits	448	336
Variable incentive pay	31	32
Aircraft fuel, including hedging gains and losses	339	167
Aircraft maintenance	87	68
Aircraft rent	65	29
Landing fees and other rentals	115	80
Contracted services	81	60
Selling expenses	81	49
Depreciation and amortization	90	88
Food and beverage service	45	31
Third-party regional carrier expense	27	23
Special items—merger-related costs	40	—
Other	134	94
Total Operating Expenses	1,583	1,057
Operating Income	166	290

Nonoperating Income (Expense)
Interest income	7	6
Interest expense	(25)	(13)
Interest capitalized	4	8
Other—net	—	1
	(14)	2
Income before income tax	152	292
Income tax expense	53	108
Net Income	$99	$184

Basic Earnings Per Share:	$0.80	$1.47
Diluted Earnings Per Share:	$0.79	$1.46
Shares used for computation:
Basic	123.495	124.550
Diluted	124.299	125.328

Cash dividend declared per share:	$0.30	$0.275
See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Net Income	$99	$184

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains arising during the period	3	12
Income tax effect	(1)	(4)
Total	2	8

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits	6	5
Income tax effect	(2)	(2)
Total	4	3

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	1	(5)
Reclassification of losses into Aircraft rent	—	1
Income tax effect	(1)	2
Total	—	(2)

Other Comprehensive Income	6	9

Comprehensive Income	$105	$193

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$99	$184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90	88
Stock-based compensation and other	13	9
Changes in certain assets and liabilities:
Changes in deferred tax provision	48	(8)
Increase in air traffic liability	369	199
Increase in deferred revenue	1	36
Other—net	(150)	17
Net cash provided by operating activities	470	525

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(160)	(91)
Other flight equipment	(20)	(15)
Other property and equipment	(36)	(13)
Total property and equipment additions, including capitalized interest	(216)	(119)
Purchases of marketable securities	(557)	(358)
Sales and maturities of marketable securities	285	140
Other investing activities	—	1
Net cash used in investing activities	(488)	(336)

Cash flows from financing activities:
Long-term debt payments	(101)	(36)
Common stock repurchases	—	(127)
Dividends paid	(37)	(34)
Other financing activities	11	13
Net cash used in financing activities	(127)	(184)
Net increase (decrease) in cash and cash equivalents	(145)	5
Cash and cash equivalents at beginning of year	328	73
Cash and cash equivalents at end of the period	$183	$78

Supplemental disclosure:
Cash paid during the period for:
Interest (net of amount capitalized)	$26	$8
Income taxes paid	2	13

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska, Horizon and, starting December 14, 2016, Virgin America. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments have been made that are necessary to present fairly the Company’s financial position as of March 31, 2017 and the results of operations for the three months ended March 31, 2017 and 2016. Such adjustments were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three months ended March 31, 2017 are not necessarily indicative of operating results for the entire year.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers"(Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This comprehensive new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations" to clarify the guidance on determining whether the Company is considered the principal or the agent in a revenue transaction where a third party is providing goods or services to a customer. Entities are permitted to use either a full retrospective or cumulative effect transition method, and are required to adopt all parts of the new revenue standard using the same transition method. The new standard is effective for the Company on January 1, 2018. At this time, the Company believes the most significant impact to the financial statements will be to Mileage Plan™ revenues and liabilities. The Company currently uses the incremental cost approach for miles earned through travel. As this approach will be eliminated with the standard, the Company will be required to increase its liability for earned miles through a relative selling price model by approximately $350 million to $450 million. The adoption of the new standard is also expected to result in a change in income statement classification for certain types of revenues, such as ancillary revenues, currently classified as Other revenue to Passenger revenue, which will affect common industry metrics such as PRASM and RASM. The Company continues to evaluate and model the full impact of the standard and plans to apply the full retrospective transition method.

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842), which requires lessees to recognize assets and liabilities for leases currently classified as operating leases. Under the new standard a lessee will recognize a liability on the balance sheet representing the lease payments owed, and a right-of-use-asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The new standard is effective for the Company on January 1, 2019. Early adoption of the standard is permitted. At this time, the Company believes the most significant impact to the financial statements will relate to the recording of a right-of-use asset associated with leased aircraft. Other leases, including airports and real estate, equipment, software and other miscellaneous leases continue to be assessed for impact of the ASU. The Company has determined that it will not early adopt the standard.

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation" (Topic 718), which simplifies several aspects of accounting for employee share-based payment awards, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU was adopted prospectively as of January 1, 2017. Prior periods have not been adjusted. The adoption of the standard did not have a material impact on the Company's statements of operations or financial position.

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other" (Topic 350), which eliminates step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The ASU is effective for the Company beginning January 1, 2019. Early adoption of the standard is permitted. Beginning in fiscal 2017, the Company will be required to perform an impairment test for goodwill arising from its acquisition of Virgin America and has adopted the standard effective January 1, 2017.

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits" (Topic 715), which requires employers to disaggregate the service cost component from the other components of net benefit cost and report it in the same line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. These components will not be eligible for capitalization in assets. Employers are also required to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The ASU is effective for the Company beginning January 1, 2018. Early adoption is permitted at the beginning of the annual period for which financial statements have not yet been issued. The Company is evaluating the impact and management has determined not to early adopt the standard.

NOTE 2. ACQUISITION OF VIRGIN AMERICA INC.

Virgin America

On December 14, 2016, the Company acquired 100% of the outstanding common shares and voting interest of Virgin America for $57 per share, or total cash consideration of $2.6 billion. Virgin America offers scheduled air transportation throughout the United States and Mexico primarily from its focus cities of Los Angeles, San Francisco and, to a lesser extent, Dallas Love Field, to other major business and leisure destinations in North America. The Company believes the acquisition of Virgin America will provide broader national reach and position it to better serve people living on the West Coast. The combined airline has 1,200 daily departures and leverages Alaska's strength in the Pacific Northwest with Virgin America's strength in California. The Company believes that combining loyalty programs and networks will provide greater benefits for its guests and expand its international partner portfolio, giving guests an even more expansive global reach.

Merger-related costs

For the three months ended March 31, 2017, the Company incurred pretax merger-related costs of $40 million. Costs classified as merger-related are directly attributable to merger activities and are recorded as "Special items—merger-related costs" within the statements of operations. The Company expects to continue to incur merger-related costs in the future as the integration continues.

Fair values of the assets acquired and the liabilities assumed

The transaction has been accounted for as a business combination using the acquisition method of accounting, which requires, among other things, assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. The purchase price allocation has been prepared on a preliminary basis and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. There were no significant fair value adjustments made during the three months ended March 31, 2017. The Company expects to continue obtaining information to assist in determining the fair values of the net assets acquired and will finalize the amounts recognized by December 14, 2017.

Provisional fair values of the assets acquired and the liabilities assumed as of the acquisition date, December 14, 2016, as of March 31, 2017 and December 31, 2016 were as follows:

(in millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$645	$645
Receivables	44	44
Prepaid expenses and other current assets	16	16
Property and equipment	561	560
Intangible assets	141	143
Goodwill	1,942	1,934
Other assets	84	84
Total assets	3,433	3,426

Accounts payable	22	22
Accrued wages, vacation and payroll taxes	50	51
Air traffic liabilities	172	172
Other accrued liabilities	198	196
Current portion of long-term debt	125	125
Long-term debt, net of current portion	360	360
Deferred income taxes	(308)	(304)
Deferred revenue	126	126
Other liabilities	92	82
Total liabilities	837	830

Total purchase price	$2,596	$2,596

NOTE 3. FAIR VALUE MEASUREMENTS

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

Fair Value of Financial Instruments on a Recurring Basis

As of March 31, 2017, total cost basis for all marketable securities was $1,529 million. There were no significant differences between the cost basis and fair value of any individual class of marketable securities. Fair values of financial instruments on the consolidated balance sheet (in millions):

March 31, 2017	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$416	$—	$416
Foreign government bonds	—	38	38
Asset-backed securities	—	194	194
Mortgage-backed securities	—	88	88
Corporate notes and bonds	—	780	780
Municipal securities	—	11	11
Total Marketable securities	416	1,111	1,527
Derivative instruments
Fuel hedge call options	—	10	10
Interest rate swap agreements	—	9	9
Total Assets	416	1,130	1,546

Liabilities
Derivative instruments
Interest rate swap agreements	—	(12)	(12)
Total Liabilities	—	(12)	(12)

December 31, 2016	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$287	$—	$287
Foreign government bonds	—	36	36
Asset-backed securities	—	138	138
Mortgage-backed securities	—	89	89
Corporate notes and bonds	—	691	691
Municipal securities	—	11	11
Total Marketable securities	287	965	1,252
Derivative instruments
Fuel hedge call options	—	20	20
Total Assets	287	985	1,272

Liabilities
Derivative instruments
Interest rate swap agreements	—	(5)	(5)
Total Liabilities	—	(5)	(5)

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

The Company uses the market approach and the income approach to determine the fair value of derivative instruments. The fair value for fuel hedge call options is determined utilizing an option pricing model based on inputs that are readily available in active markets or can be derived from information available in active markets. In addition, the fair value considers the exposure to credit losses in the event of non-performance by counterparties. Interest rate swap agreements are Level 2 as the fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end multiplied by the total notional value.

Activity and Maturities for Marketable Securities

Activity for marketable securities (in millions):

	Three Months Ended March 31,
	2017	2016
Proceeds from sales and maturities	$285	$140
Gross realized gains	1	—
Gross realized losses	(1)	—
Gross unrealized gains	3	10
Gross unrealized losses	(5)	(2)

Maturities for marketable securities (in millions):

March 31, 2017	Cost Basis	Fair Value
Due in one year or less	$236	$236
Due after one year through five years	1,281	1,278
Due after five years through 10 years	12	13
Due after 10 years	—	—
Total	$1,529	$1,527

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on its evaluation of available information as of March 31, 2017.

Fair Value of Other Financial Instruments

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash and Cash Equivalents: Carried at amortized cost, which approximates fair value.

Debt: The carrying amount of the Company's variable-rate debt approximates fair value. For fixed-rate debt, the Company uses the income approach to determine the estimated fair value, calculated as the sum of future cash flows discounted at borrowing rates for comparable debt over the weighted life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt that is not carried at fair value on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	March 31, 2017	December 31, 2016
Carrying amount	$1,116	$1,179
Fair value	1,130	1,199

Assets and Liabilities Measured at Fair Value on Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No impairment was recognized in the three months ended March 31, 2017.

NOTE 4. FREQUENT FLYER PROGRAMS

Frequent flyer program deferred revenue and liabilities included in the consolidated balance sheets (in millions):

	March 31, 2017	December 31, 2016
Current Liabilities:
Other accrued liabilities	$498	$484
Other Liabilities and Credits:
Deferred revenue	641	638
Other liabilities	22	21
Total	$1,161	$1,143

Frequent flyer program revenue included in the consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2017	2016
Passenger revenues	$86	$69
Other—net revenues	119	103
Total	$205	$172

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	March 31, 2017	December 31, 2016
Fixed-rate notes payable due through 2028	$1,116	$1,179
Variable-rate notes payable due through 2028	1,764	1,803
Less debt issuance costs	(17)	(18)
Total debt	2,863	2,964
Less current portion	332	319
Long-term debt, less current portion	$2,531	$2,645

Weighted-average fixed-interest rate	4.4%	4.4%
Weighted-average variable-interest rate	2.5%	2.4%

During the three months ended March 31, 2017, the Company made debt payments of $101 million.

At March 31, 2017, long-term debt principal payments for the next five years and thereafter were as follows (in millions):

Total
Remainder of 2017	$219
2018	350
2019	422
2020	449
2021	422
Thereafter	1,015
Total	$2,877

Bank Lines of Credit

The Company has three credit facilities totaling $302 million. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility is for $100 million, expires in September 2017 and is secured by aircraft. The second credit facility is for $52 million, expires in October 2017 with a mechanism for annual renewal and is secured by aircraft. The third credit facility was renegotiated in March 2017 and increased from $100 million to $150 million. It expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has secured letters of credit against the $52 million facility, but has no plans to borrow using either of the two remaining facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at March 31, 2017.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for the qualified defined-benefit plans included the following components for the three months ended March 31, 2017 (in millions):

	Three Months Ended March 31,
	2017	2016
Service cost	$10	$9
Interest cost	18	18
Expected return on assets	(27)	(27)
Recognized actuarial loss	7	6
Total	$8	$6

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments (in millions) as of March 31, 2017:

	Aircraft Leases	Facility Leases	Aircraft Purchase Commitments	Capacity Purchase Agreements (a)	Aircraft Maintenance Deposits	Aircraft Maintenance and Parts Management
Remainder of 2017	$227	$91	$758	$58	$44	$23
2018	318	73	876	80	61	32
2019	306	64	730	85	65	35
2020	279	57	337	90	68	37
2021	242	50	275	94	63	40
Thereafter	953	173	361	676	90	—
Total	$2,325	$508	$3,337	$1,083	$391	$167

(a)	Includes all non-aircraft lease costs associated with capacity purchase agreements.

Lease Commitments

Aircraft lease commitments include future obligations for all of the Company's operating airlines—Alaska, Virgin America and Horizon, as well as aircraft leases operated by third-parties. At March 31, 2017, the Company had lease contracts for 14 Boeing 737 ("B737") aircraft, 53 Airbus aircraft, 15 Bombardier Q400 aircraft and 20 Embraer E175s with SkyWest Airlines, Inc. ("SkyWest"). The Company has 10 scheduled lease deliveries of A321neo aircraft from 2017 through 2018, one of which was delivered subsequent to March 31, 2017. All lease contracts have remaining non-cancelable lease terms ranging from 2017 to 2030. The Company has the option to increase capacity flown by SkyWest with eight additional E175 aircraft deliveries in 2019. Options to lease are not reflected in the commitments table above.

Facility lease commitments primarily include airport and terminal facilities and building leases. Total rent expense for aircraft and facility leases was $138 million and $81 million for the three months ended March 31, 2017 and 2016.

Aircraft Purchase Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of March 31, 2017, the Company had commitments to purchase 51 B737 aircraft (19 B737 NextGen aircraft and 32 B737 MAX aircraft, with deliveries in 2017 through 2023) and 32 E175 aircraft with deliveries in 2017 through 2019. The Company also has an order for 30 Airbus A320neo aircraft with deliveries from 2020 through 2022 with an option to cancel up to a certain period in advance of delivery in groups of five aircraft. In addition, the Company has options to purchase 41 B737 aircraft and 30 E175 aircraft. Option payments are not reflected in the table above.

Capacity Purchase Agreements ("CPAs")

At March 31, 2017, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. In addition, Alaska has CPAs with SkyWest to fly certain routes in the Lower 48 and Canada and with Peninsula Airways, Inc. ("PenAir") to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

Aircraft Maintenance Deposits

Through its acquisition of Virgin America, the Company is contractually required to make maintenance deposit payments to aircraft lessors, which represent maintenance reserves made solely to collateralize the lessor for future maintenance events should the Company not perform required maintenance. Under most leases, the lease agreements provide that maintenance reserves are reimbursable upon completion of the major maintenance event in an amount equal to the lesser of (i) the amount qualified for reimbursement from maintenance reserves held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event.

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

In 2015, three flight attendants filed a class action lawsuit seeking to represent all Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws.  Plaintiffs received class certification in November 2016. Virgin America filed a motion for summary judgment seeking to dismiss all claims on various federal preemption grounds.  In January 2017, the Court denied in part and granted in part Virgin America’s motion. The Company believes the claims in this case are without factual and legal merit and intends to defend this lawsuit.

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

NOTE 8. SHAREHOLDERS' EQUITY

Dividends

During the three months ended March 31, 2017, the Company declared and paid cash dividends of $0.30 per share, or $37 million.

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of March 31, 2017, the Company repurchased 4,112,086 shares for $313 million under this program. The program was paused in the second quarter of 2016 in anticipation of the acquisition of Virgin America. No shares were repurchased during the three months ended March 31, 2017.

Subsequent to March 31, 2017, the Company resumed the share repurchase program and repurchased 129,040 shares for $11 million through April 28, 2017.
Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax (in millions):

	March 31, 2017	December 31, 2016
Marketable securities	$(1)	$(3)
Employee benefit plans	(295)	(299)
Interest rate derivatives	(3)	(3)
Total	$(299)	$(305)

Earnings Per Share ("EPS")

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three months ended March 31, 2017 and 2016, anti-dilutive shares excluded from the calculation of EPS were not material.

NOTE 9. OPERATING SEGMENT INFORMATION

Alaska Air Group has three operating airlines—Alaska, Virgin America and Horizon. Each is regulated by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon, as well as with third-party carriers SkyWest and PenAir, under which Alaska receives all passenger revenues.

Under U.S. GAAP, operating segments are defined as components of a business for which there is discrete financial information that is regularly assessed by the Chief Operating Decision Maker ("CODM") in making resource allocation decisions. Financial performance for the operating airlines and CPAs is managed and reviewed by the Company's CODM as part of three reportable operating segments:

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

Operating segment information is as follows (in millions):

	Three Months Ended March 31, 2017
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$1,272	$—	$—	$—	$1,272	$—	$1,272
Regional	—	212	—	—	212	—	212
Total passenger revenues	1,272	212	—	—	1,484	—	1,484
CPA revenues	—	—	97	(97)	—	—	—
Freight and mail	23	1	—	—	24	—	24
Other—net	222	17	1	1	241	—	241
Total operating revenues	1,517	230	98	(96)	1,749	—	1,749
Operating expenses
Operating expenses, excluding fuel	998	200	103	(97)	1,204	40	1,244
Economic fuel	292	36	—	1	329	10	339
Total operating expenses	1,290	236	103	(96)	1,533	50	1,583
Nonoperating income (expense)
Interest income	7	—	—	—	7	—	7
Interest expense	(22)	—	(2)	(1)	(25)	—	(25)
Other	3	—	—	1	4	—	4
	(12)	—	(2)	—	(14)	—	(14)
Income (loss) before income tax	$215	$(6)	$(7)	$—	$202	$(50)	$152

	Three Months Ended March 31, 2016
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$927	$—	$—	$—	$927	$—	$927
Regional	—	206	—	—	206	—	206
Total passenger revenues	927	206	—	—	1,133	—	1,133
CPA revenues	—	—	103	(103)	—	—	—
Freight and mail	23	1	—	—	24	—	24
Other—net	172	17	1	—	190	—	190
Total operating revenues	1,122	224	104	(103)	1,347	—	1,347

Operating expenses
Operating expenses, excluding fuel	701	186	105	(102)	890	—	890
Economic fuel	144	25	—	—	169	(2)	167
Total operating expenses	845	211	105	(102)	1,059	(2)	1,057

Nonoperating income (expense)
Interest income	6	—	—	—	6	—	6
Interest expense	(12)	—	(1)	—	(13)	—	(13)
Other	7	—	—	2	9	—	9
	1	—	(1)	2	2	—	2
Income (loss) before income tax	$278	$13	$(2)	$1	$290	$2	$292

(a)	Includes consolidating entries, Parent Company and other immaterial business units.

(b)
The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain income and charges.

(c)	Includes merger-related costs and mark-to-market fuel-hedge accounting charges.

Total assets were as follows (in millions):

	March 31, 2017	December 31, 2016
Mainline	$15,735	$15,260
Horizon	719	690
Consolidating & Other	(6,152)	(5,988)
Consolidated	$10,302	$9,962

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Company, our segment operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. This overview summarizes the MD&A, which includes the following sections:

•	First Quarter Review—highlights from the first quarter of 2017 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three months ended March 31, 2017. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. As Virgin America was acquired on December 14, 2016, its financial and operational results are reflected in the three months ended March 31, 2017 but not in the comparative prior period. However, for comparability purposes, we have added "Combined Comparative" information for the prior year, which is more fully described below. This section includes forward-looking statements regarding our view of the remainder of 2017.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

FIRST QUARTER REVIEW

Our consolidated pretax income was $152 million during the first quarter of 2017, compared to $292 million in the first quarter of 2016. The decrease in pretax income of $140 million was primarily driven by a $354 million increase in non-fuel expense and $172 million increase in fuel expense, partially offset by an increase in revenues of $402 million.

As we completed the acquisition of Virgin America on December 14, 2016, our results of operations for the three months ended March 31, 2017 include those of Virgin America and the impact of purchase accounting. Our results of operations for the three months ended March 31, 2016 do not include those of Virgin America.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the first quarter of 2017, winter weather posed significant challenges to our operations resulting in on-time performance of 78.4% for Alaska, 64.7% for Virgin America and 70.9% for Horizon. These results are not in line with our standards, and our operational teams are focused on improving our on-time performance.

New Markets

In March 2017 we announced 13 new nonstop markets from San Francisco and San Jose as part of our strategy to grow our presence in the Bay Area. The routes mark the single largest new market announcement in our history. We also announced seven new nonstop markets from San Diego. In total, we have announced 37 new markets since the acquisition of Virgin America.

Shareholder Return

During the first quarter of 2017, we paid cash dividends of $37 million. In connection with our acquisition of Virgin America, we paused our share repurchases starting in the second quarter of 2016 with no shares repurchased during the three months ended March 31, 2017. Subsequent to March 31, 2017, we resumed the share repurchase program and repurchased 129,040 shares for $11 million through April 28, 2017.

Outlook

We completed the acquisition of Virgin America on December 14, 2016, positioning us as the fifth largest airline in the U.S. with an unparalleled ability to serve West Coast travelers. The acquisition of Virgin America provides a platform for growth of our low-fare, premium product, a powerful West Coast network for our guests and enhanced international partnerships. Additionally, Virgin America provides access to constrained gates, particularly on the East Coast, creating increased utility for our guests.

In 2017 and beyond, we are focused on the successful integration of Virgin America, while continuing to work towards obtaining a Single Operating Certificate ("SOC"). We currently expect to receive an SOC in early 2018. Our priority throughout the integration process is to run three great airlines and maintain a safe and compliant operation, while providing a great experience for our guests. The combined Company will adopt Alaska’s name and logo, retiring the Virgin America name sometime in 2019. Over the next few years we will focus on enhancing our guest experience and will adopt certain aspects of Virgin America’s brand elements, including enhanced inflight entertainment content, mood lighting, music and the relentless desire to make flying a different experience for guests. We will continue to enhance our fresh, healthy, West Coast-inspired onboard food and beverage menus. This year, Alaska First Class guests will be able to pre-select meals before they fly. Alaska’s main cabin guests will also be able to pre-pay for their meals in advance by early 2018, with Airbus flights soon to follow. Our onboard Free Chat service and free entertainment will be added to Airbus flights in August 2017. We also plan to expand the premium class offering on our Airbus fleet beginning in 2018 and have our entire fleet equipped with high-speed satellite Wi-Fi by the end of 2019.

In 2018, Alaska Mileage Plan™ will become our sole loyalty program, offering guests more rewards, an expansive global partner network and the only major airline loyalty program that still rewards a mile flown with a mile earned on Alaska and Virgin America flights.

We intend to minimize any disruption to our guests during the integration efforts by being transparent about the progress we are making and how the changes may affect them. Employee engagement throughout the integration will remain a top priority as well, ensuring that employees remain engaged, informed and excited about the new Air Group. We will remain focused on capturing the value and synergies created by combining these two great companies.

In April 2017, we reached a tentative agreement with the International Brotherhood of Teamsters to amend the eight-year contract with Horizon's pilots, which will provide Horizon the ability to attract and retain the best pilots in the regional industry. The agreement contains several provisions, including a ratification bonus of approximately $10 million and higher pay rates and is included in the cost guidance noted below.

Currently, we expect to grow our combined network capacity in 2017 by approximately 8.5%. The growth rate compares 2017 system-wide capacity to historical Air Group and Virgin America combined capacity in 2016. This compares to a 10.2% combined growth in 2016 on the same basis. Current schedules indicate competitive capacity will increase by approximately 1% in the second quarter of 2017 compared to the prior year. We believe that our product, our operation, our engaged employees, our award-winning service, and our award-winning Mileage Plan™ and Elevate® programs, combined with our strong balance sheet, give us the ability to compete vigorously in our markets.

Our current expectations for capacity and CASM excluding fuel and special items are summarized below. These expectations are from a "Combined Comparative" perspective, calculated as the sum of historical results for Alaska Air Group and Virgin America for the three months ended March 31, 2016:

	Forecast Q2 2017	Change Y-O-Y	Forecast Full Year 2017	Change Y-O-Y
Consolidated:
Capacity (ASMs in millions)	15,625 - 15,675	~ 6.0%	62,800 - 63,000	~ 8.5%
Cost per ASM excluding fuel and special items (cents)	7.88¢ - 7.93¢	~ 3.0%	8.00¢ - 8.05¢	flat

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Our consolidated net income for the first quarter of 2017 was $99 million, or $0.79 per diluted share, compared to net income of $184 million, or $1.46 per diluted share, in the first quarter of 2016.

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

Excluding the impact of merger-related costs and mark-to-market fuel hedge adjustments, our adjusted consolidated net income for the first quarter of 2017 was $130 million, or $1.05 per diluted share, compared to an adjusted consolidated net income of $183 million, or $1.45 per diluted share, in the first quarter of 2016. The following tables reconcile our adjusted net income and earnings per diluted share ("EPS") during the three months ended March 31, 2017 and 2016 to amounts as reported in accordance with GAAP:

	Three Months Ended March 31,
	2017		2016
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income	$99	$0.79	$184	$1.46
Mark-to-market fuel hedge adjustments	10	0.08	(2)	(0.02)
Special items—merger-related costs	40	0.33	—	—
Income tax effect on special items and fuel hedge adjustments	(19)	(0.15)	1	0.01
Non-GAAP adjusted income and per-share amounts	$130	$1.05	$183	$1.45

CASM reconciliation is summarized below:

	Three Months Ended March 31,
(in cents)	2017		2016		% Change
Consolidated:
CASM	11.00	¢	10.11	¢	8.8%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.36		1.60		47.5%
Special items—merger-related costs	0.27		—		NM
CASM excluding fuel and special items	8.37	¢	8.51	¢	(1.6)%

Mainline:
CASM	10.11	¢	9.01	¢	12.2%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.28		1.52		50.0%
Special items—merger-related costs	0.30		—		NM
CASM excluding fuel and special items	7.53	¢	7.49	¢	0.5%

OPERATING STATISTICS SUMMARY (unaudited)

Below are statistics we use to measure operating performance. As the acquisition closed on December 14, 2016, Consolidated and Mainline amounts presented below include Virgin America results for the three months ended March 31, 2017 and not for the comparative prior period. We often refer to CASM excluding fuel and special items, which is a non-GAAP measures.

	Three Months Ended March 31,
	2017	2016	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	10,018	7,835	27.9%
RPMs (000,000) "traffic"	11,708	8,571	36.6%
ASMs (000,000) "capacity"	14,394	10,453	37.7%
Load factor	81.3%	82.0%	(0.7) pts
Yield	12.68¢	13.22¢	(4.1)%
PRASM	10.31¢	10.84¢	(4.9)%
RASM	12.15¢	12.88¢	(5.7)%
CASM excluding fuel and special items(b)	8.37¢	8.51¢	(1.6)%
Economic fuel cost per gallon(b)	$1.78	$1.29	38.0%
Fuel gallons (000,000)	184	132	39.4%
ASMs per fuel gallon	78.2	79.2	(1.3%)
Average full-time equivalent employees (FTEs)	18,682	14,357	30.1%

Mainline Operating Statistics:
Revenue passengers (000)	7,783	5,642	37.9%
RPMs (000,000) "traffic"	10,827	7,716	40.3%
ASMs (000,000) "capacity"	13,260	9,354	41.8%
Load factor	81.7%	82.5%	(0.8) pts
Yield	11.75¢	12.01¢	(2.2)%
PRASM	9.59¢	9.91¢	(3.2)%
RASM	11.44¢	11.99¢	(4.6)%
CASM excluding fuel and special items(b)	7.53¢	7.49¢	0.5%
Economic fuel cost per gallon(b)	$1.78	$1.28	39.1%
Fuel gallons (000,000)	164	113	45.1%
ASMs per fuel gallon	80.8	82.8	(2.4%)
Average FTEs	15,007	11,123	34.9%
Aircraft utilization	10.8	10.6	1.9%
Average aircraft stage length	1,245	1,237	0.6%
Operating fleet	217	152	65 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	2,234	2,192	1.9%
RPMs (000,000) "traffic"	880	855	2.9%
ASMs (000,000) "capacity"	1,134	1,100	3.1%
Load factor	77.6%	77.7%	(0.1 pts)
Yield	24.13¢	24.09¢	0.2%
PRASM	18.73¢	18.72¢	0.1%
Operating fleet	73	67	6 a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

We believe that analysis of specific financial and operational results on a combined basis provides more meaningful year-over-year comparisons. The discussion below includes "Combined Comparative" results for the three months ended March 31, 2016, determined as the sum of the historical consolidated results of Air Group and of Virgin America. Virgin America's financial information has been conformed to reflect Air Group's historical financial statement presentation. This information does not purport to reflect what our financial and operational results would have been had the acquisition been consummated at the beginning of the periods presented.

COMBINED COMPARATIVE OPERATING STATISTICS

	Three Months Ended March 31,
	2017	2016 as Reported	2016 Virgin America	2016 Combined	Change
Consolidated:
Revenue passengers (in 000)	10,018	7,835	1,767	9,602	4.3%
RPMs (in 000,000)	11,708	8,571	2,615	11,186	4.7%
ASMs (in 000,000)	14,394	10,453	3,266	13,719	4.9%
Load Factor	81.3%	82.0%	(a)	81.5%	(0.2) pts
PRASM	10.31¢	10.84¢	(a)	10.66¢	(3.3)%
RASM	12.15¢	12.88¢	(a)	12.47¢	(2.6)%
CASMex	8.37¢	8.51¢	(a)	8.36¢	0.1%
FTEs	18,682	14,357	2,686	17,043	9.6%

Mainline:
RPMs (in 000,000)	10,827	7,716	2,615	10,331	4.8%
ASMs (in 000,000)	13,260	9,354	3,266	12,620	5.1%
Load Factor	81.7%	82.5%	(a)	81.9%	(0.2) pts
PRASM	9.59¢	9.91¢	(a)	9.95¢	(3.6)%

(a)	2016 Combined operating statistics have been recalculated using the combined results.

COMBINED COMPARATIVE OPERATING REVENUES

Total operating revenues increased $402 million, or 30%, during the first quarter of 2017 compared to the same period in 2016. On a Combined Comparative basis, total operating revenues increased $39 million or 2%. The changes, including the reconciliation of the impact of Virgin America on the comparative results, are summarized in the following table:

	Three Months Ended March 31,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Passenger
Mainline	$1,272	$927	$329	$1,256	$16	1%
Regional	212	206	—	206	6	3%
Total passenger revenue	1,484	1,133	329	1,462	22	2%
Freight and mail	24	24	—	24	—	—%
Other—net	241	190	34	224	17	8%
Total operating revenues	$1,749	$1,347	$363	$1,710	$39	2%

Passenger Revenue—Mainline

On a consolidated basis, Mainline passenger revenue for the first quarter of 2017 increased by $345 million, or 37%. Overall, Mainline capacity increased 41.8%, while unit revenues declined 3.2%. On a Combined Comparative basis, mainline passenger revenue for the first quarter of 2017 remained relatively flat. Increase in capacity of 5.1% was partially offset by a 3.6% decrease in unit revenues compared to the combined first quarter of 2016. The increase in capacity was driven primarily by new routes and aircraft added to our fleet since the first quarter of 2016. The decrease in PRASM was driven by lower ticket yields primarily due to increased competitive capacity in the markets we serve and our own growth.

Passenger Revenue—Regional

Regional passenger revenue increased 3% compared to the first quarter of 2016 primarily, driven by a 3.1% increase in capacity on flat PRASM.

Other—Net

Other—net revenue increased $51 million, or 27%, from the first quarter of 2016. On a Combined Comparative basis other—net revenue increased $17 million, or 8%. Mileage Plan revenue contributed $13 million of the increase, primarily driven by more miles sold and other cash receipts, including bag fee revenue, from our affinity credit card partner and higher rates paid by our other airline partners.

COMBINED COMPARATIVE OPERATING EXPENSES

Total operating expenses increased $526 million, or 50%, compared to the first quarter of 2016. On a Combined Comparative basis, total operating expenses increased $195 million, or 14%. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Fuel expense	$339	$167	$71	$238	$101	42%
Non-fuel expenses	1,244	890	260	1,150	94	8%
Total operating expenses	$1,583	$1,057	$331	$1,388	$195	14%

The table below provides the reconciliation of the impact of Virgin America on the comparative results for each of our non-fuel operating expenses. Significant operating expense variances from 2016 are more fully described below.

	Three Months Ended March 31,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Wages and benefits	$448	$336	$72	$408	$40	10%
Variable incentive pay	31	32	6	38	(7)	(18)%
Aircraft maintenance	87	68	17	85	2	2%
Aircraft rent	65	29	47	76	(11)	(14)%
Landing fees and other rentals	115	80	27	107	8	7%
Contracted services	81	60	15	75	6	8%
Selling expenses	81	49	30	79	2	3%
Depreciation and amortization	90	88	8	96	(6)	(6)%
Food and beverage service	45	31	12	43	2	5%
Third-party regional carrier expense	27	23	—	23	4	17%
Special items—merger-related costs	40	—	2	2	38	NM
Other	134	94	24	118	16	14%
Total non-fuel operating expenses	$1,244	$890	260	1,150	94	8%

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

Aircraft fuel expense increased $172 million, or 103% compared to the first quarter of 2016. On a Combined Comparative basis, aircraft fuel expense increased $101 million or 42%. The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
	2017		2016 as Reported		2016 Combined
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$325	$1.76	$165	$1.26	$222	$1.27
Losses on settled hedges	4	0.02	4	0.03	19	0.11
Consolidated economic fuel expense	329	1.78	169	1.29	$241	$1.38
Mark-to-market fuel hedge adjustments	10	0.06	(2)	(0.02)	(3)	(0.02)
GAAP fuel expense	$339	$1.84	$167	$1.27	$238	$1.36
Fuel gallons	184		132		175

On a Combined Comparative basis, raw fuel expense per gallon for the three months ended March 31, 2017 increased by 39%. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the first quarter of 2017 was primarily driven by a 54% increase in crude oil prices and an increase in refining margins of 10%, when compared to the prior year. Fuel gallons consumed increased by 9 million gallons, or 5.1%, in line with the increase in capacity.

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

We recognized losses of $4 million for hedges that settled during the first quarter of each 2017 and 2016 as reported. These amounts represent the net cash paid including the premium expense recognized for those hedges.

Wages and Benefits

Wages and benefits increased during the first quarter of 2017 by $112 million. On a Combined Comparative basis, wages and benefits increased by $40 million, or 10%. The primary components of wages and benefits, including a reconciliation of 2016 on a Combined Comparative basis, are shown in the following table:

	Three Months Ended March 31,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Wages	$337	$251	$55	$306	$31	10%
Pension—Defined benefit plans	8	6	—	6	2	33%
Defined contribution plans	25	16	6	22	3	14%
Medical and other benefits	52	44	6	50	2	4%
Payroll taxes	26	19	5	24	2	8%
Total wages and benefits	$448	$336	$72	$408	$40	10%

On a Combined Comparative basis, wages increased 10% with a 9.6% increase in FTEs. The increase in FTEs was to support the growth in our business and to increase staffing during the irregular operations in the quarter resulting from winter storms on the West Coast.

Aircraft Rent

Aircraft rent expense increased by $36 million, or 124%, during the first quarter of 2017 compared to the same period in 2016. On a Combined Comparative basis, aircraft rent expense decreased by $11 million, or 14%. The decrease was primarily driven by lower rent expense on certain leases at Virgin America from purchase accounting adjustments and the retirement of 13 leased 737-400 aircraft.

Special Items—Merger-Related Costs

We recorded special items of $40 million for merger-related costs associated with our acquisition of Virgin America. These costs consisted primarily of severance and retention costs. We expect to continue to incur merger-related costs throughout 2017. We did not record any special items in the first quarter of 2016.

Other Operating Expenses

Other operating expenses increased by $40 million, or 43%, during the first quarter of 2017 compared to the same period in 2016. On a Combined Comparative basis, other operating expenses increased $16 million, or 14%. The increase is primarily due to additional costs incurred for crew hotel costs, deicing fluid costs and other costs associated with irregular operations during recent winter storms.

Additional Segment Information

Refer to Note 9 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded pretax profit of $215 million in the first quarter of 2017 compared to $278 million in the first quarter of 2016. On a Combined Comparative basis, Mainline pretax profit decreased by $92 million. The table below provides the reconciliation of the impact of Virgin America on the comparative results for our Mainline segment, excluding merger-related costs and mark-to-market fuel-hedge accounting charges:

	Three Months Ended March 31,
	2017	2016 as Reported	2016 Virgin America	2016 Combined	Change
Mainline
Operating revenues	$1,517	$1,122	$363	$1,485	$32
Non-fuel operating expenses	998	701	258	959	39
Economic fuel	292	144	72	216	76
Operating income	227	277	33	310	(83)
Nonoperating income (expense)	(12)	1	(4)	(3)	(9)
Pretax profit	$215	$278	$29	$307	$(92)

The $92 million decrease in Combined Comparative pretax profit was primarily driven by a $76 million increase in economic fuel expense, a $39 million increase in non-fuel operating expenses and higher non-operating expenses, partially offset by a $32 million increase in operating revenues. The increase in economic fuel expense was driven by higher raw fuel costs. The increase in non-fuel expense was primarily driven by higher wages to support our growth. The increase in operating revenues was driven by higher capacity and increase in Other—net revenue as described above.

Regional

Regional incurred a pretax loss of $6 million in the first quarter of 2017 compared to pretax income of $13 million in the first quarter of 2016. This change was primarily driven by a $14 million increase in non-fuel operating expenses due to the increase in capacity of 3.1% and higher fuel costs.

Horizon

Horizon incurred a pretax loss of $7 million in the first quarter of 2017 compared to $2 million in the first quarter of 2016. The decline is primarily driven by a $6 million decrease in CPA revenues, 100% of which are from Alaska and eliminated in consolidation.

GLOSSARY OF AIRLINE TERMS

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

Diluted Shares - represents the total number of shares that would be outstanding if all possible sources of conversion, such as stock options, were exercised

Economic Fuel - best estimate of the cash cost of fuel, net of the impact of settled fuel-hedging contracts in the period

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

Yield - passenger revenue per RPM; represents the average revenue for flying one passenger one mile

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.7 billion, and our expected cash from operations;

•	Our 58 unencumbered aircraft in our operating fleet that could be financed, if necessary;

•	Our combined $250 million bank line-of-credit facilities, with no currently outstanding borrowings. Information about these facilities can be found in Note 5 to the consolidated financial statements.

During the three months ended March 31, 2017, we took free and clear delivery of three B737-900ER aircraft and one E175 aircraft. We made debt payments totaling $101 million and paid dividends totaling $37 million.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions, except debt-to-capital amounts)	March 31, 2017	December 31, 2016	Change
Cash and marketable securities	$1,710	$1,580	8.2%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	31%	31%	0 pts
Long-term debt, net of current portion	$2,531	$2,645	(4.3)%
Shareholders’ equity	$3,014	$2,931	2.8%
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	58%	59%	(1) pts

(a)	Calculated using the present value of remaining aircraft lease payments for aircraft in our operating fleet as of the balance sheet date.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first three months of 2017, net cash provided by operating activities was $470 million, compared to $525 million during the same period in 2016. A decrease in our net income, significantly impacted by higher fuel costs and $40 million of merger-related costs, contributed to the $55 million decrease in our operating cash flows. This was partially offset by a larger build in air traffic liability in 2017 compared to the prior year.

We typically generate positive cash flows from operations and expect to use that cash flow to buy aircraft and capital equipment, make scheduled debt payments and to return capital to shareholders.

Cash Used in Investing Activities

Cash used in investing activities was $488 million during the first three months of 2017, compared to $336 million during the same period of 2016. Our capital expenditures were $216 million in the first three months of 2017, an increase of $97 million compared to the three months ended March 31, 2016. Although more aircraft were delivered in 2016 compared to 2017, there were more deposits made on future aircraft in the current year. Our net purchases of marketable securities increased by $54 million from the prior year, which is generally related to timing of cash needs.

The table below reflects our full-year expectation for capital expenditures and additional expenditures if options are exercised. Options will be exercised only if we believe return on invested capital targets can be met. The table below excludes any associated capitalized interest.

(in millions)	2017	2018	2019
Aircraft and aircraft purchase deposits—firm	$805	$685	$595
Other flight equipment	125	190	135
Other property and equipment	225	275	210
Total property and equipment additions	$1,155	$1,150	$940
Option aircraft and aircraft deposits, if exercised(a)	$55	$230	$710

(a)
We have options to acquire 41 B737 aircraft with deliveries from 2019 through 2024, options to acquire 30 A320neo aircraft with deliveries from 2020 through 2022, and options to acquire 30 E175 aircraft with deliveries in 2019 to 2021.

Cash Used by Financing Activities

Net cash used by financing activities was $127 million during the first three months of 2017 compared to $184 million during the same period in 2016. During the first three months of 2017 we made debt payments of $101 million and dividend payments totaling $37 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of March 31, 2017, we have firm orders to purchase or lease 93 aircraft. We also have an order for 30 Airbus A320neo with deliveries from 2020 through 2022 with an option to cancel up to three years in advance of delivery in groups of five aircraft. We could incur a loss of pre-delivery payments and credits as a cancellation fee. We also have options to acquire 41 B737 aircraft with deliveries from 2019 through 2024 and 30 E175 aircraft with deliveries from 2019 through 2021. In addition to the 20 E175 aircraft currently operated by SkyWest in our regional fleet, we have options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft.

The following table summarizes expected fleet activity by year as of March 31, 2017:

	Actual Fleet	Expected Fleet Activity(a)
Aircraft	March 31, 2017	Remaining 2017 Additions Changes	Remaining 2017 Removals Changes	December 31, 2017	2018-2019 Changes	December 31, 2019
B737 Freighters & Combis(b)	6	3	(6)	3	—	3
B737 Passenger Aircraft(b)	148	11	(8)	151	15	166
Airbus Passenger Aircraft(b)	63	5	—	68	4	72
Total Mainline Fleet	217	19	(14)	222	19	241
Q400 operated by Horizon	52	—	—	52	(15)	37
E-175 operated by Horizon	1	12	—	13	20	33
E-175 operated by third party	20	—	—	20	—	20
Total Regional Fleet	73	12	—	85	5	90
Total	290	31	(14)	307	24	331

(a)	The expected fleet counts at December 31, 2017 and beyond are subject to change.

(b)
Remaining 2017 changes in passenger aircraft reflect delivery of 11 Boeing 737-900ER aircraft and five A321neo aircraft, retirement of seven B737-400 passenger aircraft and the conversion of one B737-700 aircraft into a freighter. The freighter and combi changes reflect retirement of five combis and one freighter and the reintroduction of three B737-700 aircraft as freighters.

For future firm orders, and if we exercise our options for additional deliveries, we may finance the aircraft through internally generated cash, long-term debt or lease arrangements.

Fuel Hedge Positions

All of our current oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we benefit from a decline in crude oil prices, as there is no cash outlay other than the premiums we pay to enter into the contracts. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Second Quarter 2017	50%	$62	$2
Third Quarter 2017	50%	62	2
Fourth Quarter 2017	40%	63	2
Remainder 2017	47%	62	2
First Quarter 2018	30%	63	2
Second Quarter 2018	20%	63	2
Third Quarter 2018	10%	60	2
Full Year 2018	15%	$63	$2

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of March 31, 2017.

(in millions)	Remainder of 2017	2018	2019	2020	2021	Beyond 2021	Total
Current and long-term debt obligations	$219	$350	$422	$449	$422	$1,015	$2,877
Operating lease commitments(a)	318	391	370	336	292	1,126	2,833
Aircraft maintenance deposits(b)	44	61	65	68	63	90	391
Aircraft purchase commitments (c)	758	876	730	337	275	361	3,337
Interest obligations(d)	67	94	83	68	51	113	476
Aircraft maintenance and parts management(e)	23	32	35	37	40	—	167
Other obligations(f)	61	84	89	94	98	692	1,118
Total	$1,490	$1,888	$1,794	$1,389	$1,241	$3,397	$11,199

(a)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. Included here are Airbus aircraft operated by Virgin America and E175 aircraft that are operated by SkyWest under a capacity purchase agreement.

(b)	Aircraft maintenance deposits relate to leased Airbus aircraft.

(c)	Represents non-cancelable contractual payment commitments for aircraft and engines.

(d)	For variable-rate debt, future obligations are shown above using interest rates in effect as of March 31, 2017.

(e)	Includes minimum obligations under a parts management and maintenance agreement with a third-party vendor.

(f)	Includes minimum obligations associated with the SkyWest third-party CPA. Refer to Note 7 in the consolidated financial statements for further information.

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

While it is possible that we could have material cash obligations for this deferred liability at some point in the future, we cannot estimate the timing of long-term cash flows with reasonable accuracy. Taxable income and cash taxes payable in the short term are impacted by many items, including the amount of book income generated (which can be volatile depending on revenue and fuel prices), usage of net operating losses, whether "bonus depreciation" provisions are available, as well as other legislative changes that are beyond our control. We believe that we have the liquidity to make our future tax payments.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates for the three months ended March 31, 2017. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

Except as noted below, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the fourth quarter of 2016, we acquired Virgin America (see Note 2). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded Virgin America from its annual evaluation of internal control over financial reporting as of December 31, 2016. We are implementing internal controls over significant processes specific to the acquisition that we believe are appropriate in consideration of related integration of operations, systems, control activities, and accounting for the merger and merger-related transactions. As of the date of this Quarterly Report on Form 10-Q, we are in the process of further integrating the acquired Virgin America operations into our overall internal controls over financial reporting.

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

In 2015, three flight attendants filed a class action lawsuit seeking to represent all Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws. Plaintiffs received class certification in November 2016. Virgin America filed a motion for summary judgment seeking to dismiss all claims on various federal preemption grounds. In January 2017, the Court denied in part and granted in part Virgin America’s motion. Virgin America believes the claims in this case are without factual and legal merit and intends to defend this lawsuit.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

1.	Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Vice President Finance and Controller

May 4, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
10.1*†	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended February 14, 2017	10-Q
10.2*†	Alaska Air Group Performance Based Pay Plan, Amended and Restated January 18, 2017	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan arrangement