Form 10-Q
period 2017-06-30
ALASKA AIR GROUP, INC.
filed 2017-08-03
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The registrant has 123,525,463 common shares, par value $0.01, outstanding at July 31, 2017.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	the competitive environment in our industry;

•	changes in our operating costs, primarily fuel, which can be volatile;

•	general economic conditions, including the impact of those conditions on customer travel behavior;

•	our ability to meet our cost reduction goals;

•	operational disruptions;

•	an aircraft accident or incident;

•	labor disputes and our ability to attract and retain qualified personnel;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	changes in laws and regulations;

•	our ability to successfully integrate the operations of Virgin America into those of Alaska;

•	our ability to achieve anticipated synergies and timing thereof in connection with the acquisition of Virgin America.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$198	$328
Marketable securities	1,724	1,252
Total cash and marketable securities	1,922	1,580
Receivables—net	326	302
Inventories and supplies—net	52	47
Prepaid expenses and other current assets	125	121
Total Current Assets	2,425	2,050

Property and Equipment
Aircraft and other flight equipment	7,377	6,947
Other property and equipment	1,158	1,103
Deposits for future flight equipment	526	545
	9,061	8,595
Less accumulated depreciation and amortization	3,059	2,929
Total Property and Equipment—Net	6,002	5,666

Goodwill	1,940	1,934
Intangible assets	137	143
Other noncurrent assets	216	169
Other Assets	2,293	2,246

Total Assets	$10,720	$9,962

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	June 30, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$95	$92
Accrued wages, vacation and payroll taxes	308	397
Air traffic liability	1,255	849
Other accrued liabilities	979	878
Current portion of long-term debt	337	319
Total Current Liabilities	2,974	2,535

Long-Term Debt, Net of Current Portion	2,469	2,645
Other Liabilities and Credits
Deferred income taxes	598	463
Deferred revenue	652	640
Obligation for pension and postretirement medical benefits	336	331
Other liabilities	427	417
	2,013	1,851
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2017 - 129,638,780 shares; 2016 - 129,189,634 shares, Outstanding: 2017 - 123,520,517 shares; 2016 - 123,328,051 shares	1	1
Capital in excess of par value	135	110
Treasury stock (common), at cost: 2017 - 6,118,263 shares; 2016 - 5,861,583 shares	(466)	(443)
Accumulated other comprehensive loss	(294)	(305)
Retained earnings	3,888	3,568
	3,264	2,931
Total Liabilities and Shareholders' Equity	$10,720	$9,962

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Operating Revenues
Passenger
Mainline	$1,556	$1,036	$2,828	$1,963
Regional	251	227	463	433
Total passenger revenue	1,807	1,263	3,291	2,396
Freight and mail	32	27	56	51
Other—net	263	204	504	394
Total Operating Revenues	2,102	1,494	3,851	2,841

Operating Expenses
Wages and benefits	469	332	917	668
Variable incentive pay	27	32	58	64
Aircraft fuel, including hedging gains and losses	344	201	683	368
Aircraft maintenance	96	65	183	133
Aircraft rent	69	26	134	55
Landing fees and other rentals	99	63	214	143
Contracted services	77	60	158	120
Selling expenses	97	55	178	104
Depreciation and amortization	90	92	180	180
Food and beverage service	50	31	95	62
Third-party regional carrier expense	27	24	54	47
Special items—merger-related costs	24	14	64	14
Other	140	81	274	175
Total Operating Expenses	1,609	1,076	3,192	2,133
Operating Income	493	418	659	708

Nonoperating Income (Expense)
Interest income	9	7	16	13
Interest expense	(26)	(9)	(51)	(22)
Interest capitalized	4	7	8	15
Other—net	(1)	(3)	(1)	(2)
	(14)	2	(28)	4
Income before income tax	479	420	631	712
Income tax expense	183	160	236	268
Net Income	$296	$260	$395	$444

Basic Earnings Per Share:	$2.40	$2.11	$3.19	$3.58
Diluted Earnings Per Share:	$2.38	$2.10	$3.17	$3.56
Shares used for computation:
Basic	123.573	123.250	123.534	123.900
Diluted	124.332	123.988	124.374	124.715

Cash dividend declared per share:	$0.30	$0.275	$0.60	$0.55
See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net Income	$296	$260	$395	$444

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains arising during the period	1	7	4	19
Reclassification of (gains) losses into Other—net nonoperating income (expense)	1	(1)	1	(1)
Income tax effect	(1)	(2)	(2)	(6)
Total	1	4	3	12

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits	5	5	11	10
Income tax effect	(1)	(2)	(3)	(4)
Total	4	3	8	6

Related to interest rate derivative instruments:
Unrealized holding losses arising during the period	(3)	(2)	(2)	(7)
Reclassification of losses into Aircraft rent	2	2	2	3
Income tax effect	1	—	—	2
Total	—	—	—	(2)

Other Comprehensive Income	5	7	11	16

Comprehensive Income	$301	$267	$406	$460

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$395	$444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	180
Stock-based compensation and other	25	13
Changes in certain assets and liabilities:
Changes in deferred tax provision	132	41
Increase in air traffic liability	406	201
Increase in deferred revenue	15	48
Other—net	(69)	(28)
Net cash provided by operating activities	1,084	899

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(404)	(268)
Other flight equipment	(45)	(31)
Other property and equipment	(63)	(41)
Total property and equipment additions, including capitalized interest	(512)	(340)
Purchases of marketable securities	(1,010)	(610)
Sales and maturities of marketable securities	541	357
Other investing activities	10	3
Net cash used in investing activities	(971)	(590)

Cash flows from financing activities:
Long-term debt payments	(159)	(57)
Common stock repurchases	(22)	(193)
Dividends paid	(74)	(68)
Other financing activities	12	17
Net cash used in financing activities	(243)	(301)
Net increase (decrease) in cash and cash equivalents	(130)	8
Cash and cash equivalents at beginning of year	328	73
Cash and cash equivalents at end of the period	$198	$81

Supplemental disclosure:
Cash paid during the period for:
Interest (net of amount capitalized)	$42	$8
Income taxes	14	182

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, and its primary subsidiaries, Alaska, Horizon and, starting December 14, 2016, Virgin America. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016. Such adjustments were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three and six months ended June 30, 2017 are not necessarily indicative of operating results for the entire year.

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

At this time, the Company believes the most significant impact to the financial statements will be to Mileage Plan™ revenues and liabilities. The Company currently uses the incremental cost approach for miles earned through travel. As this approach will be eliminated with the standard, the Company will be required to allocate a portion of the ticket price through a relative selling price model and defer revenue recognition until the ticket is flown or unused mileage credits expire. The Company estimates an increase to the liability for earned miles of approximately $350 million to $450 million at the time of adoption. The allocated value to miles earned through travel will offset passenger revenue during the period they are issued, rather than recorded using the incremental cost approach.

The adoption of the new standard is also expected to result in a change in income statement classification of the majority of ancillary revenues from Other revenue to Passenger revenue. This will affect common industry metrics, such as PRASM and RASM. Certain commission revenue from interline arrangements that was previously offset against related expense will now be classified as Other revenue, which will impact RASM and CASM. Unused ticket revenue that was previously recorded at the time of expiration will now be recorded at the original departure date if that ticket has not been changed or refunded prior to that date, based on estimates of expected expiration. This concept is referred to as ticket breakage. The Company estimates the change in ticket breakage methodology will not have a significant impact on the statements of operations, but will decrease air traffic liability by approximately $80 million to $90 million.

The Company continues to evaluate and model the full impact of the standard and will apply the full retrospective transition method. The overall impact to equity as of the beginning of the retroactive reporting period, including the changes discussed above as well as other less material changes, is expected to be between $170 million and $250 million.

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842), which requires lessees to recognize assets and liabilities for leases currently classified as operating leases. Under the new standard, a lessee will recognize a liability on the balance sheet representing the lease payments owed, and a right-of-use-asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. At this time, the Company believes the most significant impact to the financial statements will relate to the recording of a right-of-use asset associated with leased aircraft. Other leases, including airports and real estate, equipment, software and other miscellaneous leases continue to be assessed for impact of the ASU. The new standard is effective for the Company on January 1, 2019. Early adoption of the standard is permitted. The Company has determined that it will not early adopt the standard.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits" (Topic 715), which will require the Company to separate service cost component from other components of net periodic benefit cost and report it in Wages and benefits in the statements of operations. The other components of net periodic benefit cost will be required to be presented in Nonoperating income (expense) in the statements of operations. These components will not be eligible for capitalization in assets.  The Company will be required to disclose the line(s) used to present these other components if not presented separately in the income statement. The ASU is effective for the Company beginning January 1, 2018. The Company is currently evaluating the impact.

NOTE 2. ACQUISITION OF VIRGIN AMERICA

Virgin America

On December 14, 2016, the Company acquired 100% of the outstanding common shares and voting interest of Virgin America for $57 per share, or total cash consideration of $2.6 billion. Virgin America offers scheduled air transportation throughout the United States and Mexico primarily from its hub cities of Los Angeles, San Francisco and, to a lesser extent, Dallas Love Field, to other major business and leisure destinations in North America. The Company believes the acquisition of Virgin America will provide broader national reach and position it to better serve people living on the West Coast. The combined airline has approximately 1,200 daily departures and leverages Alaska's strength in the Pacific Northwest with Virgin America's strength in California. The Company believes that combining loyalty programs and networks will provide greater benefits for its guests and expand its international partner portfolio, giving guests an even more expansive global reach.

Merger-related costs

The Company incurred pretax merger-related costs of $24 million and $14 million for the three months ended June 30, 2017 and 2016 and of $64 million and $14 million for the six months ended June 30, 2017 and 2016. Costs classified as merger-related are directly attributable to merger activities and are recorded as "Special items—merger-related costs" within the statements of operations. The Company expects to continue to incur merger-related costs in the future as the integration continues.

Fair values of the assets acquired and the liabilities assumed

The transaction has been accounted for as a business combination using the acquisition method of accounting, which requires, among other things, assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. As of June 30, 2017 the fair values of property and equipment and certain liabilities, included in Other accrued liabilities and Other liabilities, goodwill, intangible assets and deferred income taxes have been prepared on a preliminary basis and are subject to further adjustments as the Company completes its analysis. There were no significant fair value adjustments made during the three and six months ended June 30, 2017. The Company will finalize the amounts recognized by December 14, 2017.

Fair values of the assets acquired and the liabilities assumed as of the acquisition date of December 14, 2016, at June 30, 2017 and December 31, 2016 were as follows (in millions):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$645	$645
Receivables	44	44
Prepaid expenses and other current assets	16	16
Property and equipment—provisional	561	560
Intangible assets—provisional	141	143
Goodwill—provisional	1,940	1,934
Other assets	84	84
Total assets	3,431	3,426

Accounts payable	22	22
Accrued wages, vacation and payroll taxes	50	51
Air traffic liabilities	172	172
Other accrued liabilities—provisional	195	196
Current portion of long-term debt	125	125
Long-term debt, net of current portion	360	360
Deferred income taxes—provisional	(307)	(304)
Deferred revenue	126	126
Other liabilities—provisional	92	82
Total liabilities	835	830

Total purchase price	$2,596	$2,596

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

Fair Value of Financial Instruments on a Recurring Basis

As of June 30, 2017, total cost basis for all marketable securities was $1.7 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

June 30, 2017	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$448	$—	$448
Foreign government bonds	—	39	39
Asset-backed securities	—	222	222
Mortgage-backed securities	—	113	113
Corporate notes and bonds	—	889	889
Municipal securities	—	13	13
Total Marketable securities	448	1,276	1,724
Derivative instruments
Fuel hedge call options	—	8	8
Interest rate swap agreements	—	8	8
Total Assets	448	1,292	1,740

Liabilities
Derivative instruments
Interest rate swap agreements	—	(12)	(12)
Total Liabilities	—	(12)	(12)

December 31, 2016	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$287	$—	$287
Foreign government bonds	—	36	36
Asset-backed securities	—	138	138
Mortgage-backed securities	—	89	89
Corporate notes and bonds	—	691	691
Municipal securities	—	11	11
Total Marketable securities	287	965	1,252
Derivative instruments
Fuel hedge call options	—	20	20
Total Assets	287	985	1,272

Liabilities
Derivative instruments
Interest rate swap agreements	—	(5)	(5)
Total Liabilities	—	(5)	(5)

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

Activity and Maturities for Marketable Securities

Activity for marketable securities (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales and maturities	$256	$217	$541	$357
Gross realized gains	—	2	1	2
Gross realized losses	(1)	(1)	(2)	(1)

Unrealized gains and losses (in millions):

	June 30, 2017	December 31, 2016
Unrealized gains	4	2
Unrealized losses	(5)	(7)

Maturities for marketable securities (in millions):

June 30, 2017	Cost Basis	Fair Value
Due in one year or less	$253	$252
Due after one year through five years	1,453	1,453
Due after five years through 10 years	19	19
Due after 10 years	—	—
Total	$1,725	$1,724

Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on its evaluation of available information as of June 30, 2017.

Fair Value of Other Financial Instruments

The Company uses the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

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

	June 30, 2017	December 31, 2016
Carrying amount	$1,090	$1,179
Fair value	1,105	1,199

Assets and Liabilities Measured at Fair Value on Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No impairment was recognized in the three and six months ended June 30, 2017 or June 30, 2016.

NOTE 4. FREQUENT FLYER PROGRAMS

Frequent flyer program deferred revenue and liabilities included in the consolidated balance sheets (in millions):

	June 30, 2017	December 31, 2016
Current Liabilities:
Other accrued liabilities	$499	$484
Other Liabilities and Credits:
Deferred revenue	652	638
Other liabilities	23	21
Total	$1,174	$1,143

Frequent flyer program revenue included in the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Passenger revenues	$94	$73	$180	$143
Other—net revenues	128	108	248	211
Total	$222	$181	$428	$354

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	June 30, 2017	December 31, 2016
Fixed-rate notes payable due through 2028	$1,090	$1,179
Variable-rate notes payable due through 2028	1,732	1,803
Less debt issuance costs	(16)	(18)
Total debt	2,806	2,964
Less current portion	337	319
Long-term debt, less current portion	$2,469	$2,645

Weighted-average fixed-interest rate	4.3%	4.4%
Weighted-average variable-interest rate	2.6%	2.4%

During the six months ended June 30, 2017, the Company made debt payments of $159 million.

At June 30, 2017, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2017	$161
2018	350
2019	422
2020	449
2021	422
Thereafter	1,015
Total	$2,819

Bank Lines of Credit

The Company has three credit facilities with availability totaling $452 million. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility increased from $100 million to $250 million in June 2017. It expires in June 2021 and is secured by aircraft. The second credit facility is for $52 million, expires in October 2017 with a mechanism for annual renewal and is secured by aircraft. The third credit facility increased from $100 million to $150 million in March 2017. It expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has secured letters of credit against the $52 million facility, but has no plans to borrow using either of the two other facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at June 30, 2017.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for the qualified defined-benefit plans included the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$10	$9	$20	$18
Interest cost	18	19	36	37
Expected return on assets	(26)	(27)	(53)	(54)
Recognized actuarial loss	6	6	13	12
Total	$8	$7	$16	$13

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of June 30, 2017 (in millions):

	Aircraft Leases	Facility Leases	Aircraft Purchase Commitments	Capacity Purchase Agreements (a)	Aircraft Maintenance Deposits	Aircraft Maintenance and Parts Management
Remainder of 2017	$152	$60	$463	$38	$29	$15
2018	318	73	836	80	61	32
2019	306	64	758	85	65	35
2020	280	58	338	90	68	37
2021	243	51	260	94	63	40
Thereafter	954	178	362	676	90	—
Total	$2,253	$484	$3,017	$1,063	$376	$159

(a)	Includes all non-aircraft lease costs associated with capacity purchase agreements.

Lease Commitments

Aircraft lease commitments include future obligations for all of the Company's operating airlines—Alaska, Virgin America and Horizon, as well as aircraft leases operated by third-parties. At June 30, 2017, the Company had lease contracts for 14 Boeing 737 ("B737") aircraft, 55 Airbus aircraft (two of which were delivered during the second quarter of 2017), 15 Bombardier Q400 aircraft and 20 Embraer 175 ("E175") with SkyWest Airlines, Inc. ("SkyWest"). The Company has an additional eight scheduled lease deliveries of A321neo aircraft through 2018. All lease contracts have remaining non-cancelable lease terms ranging from 2017 to 2030. The Company has the option to increase capacity flown by SkyWest with eight additional E175 aircraft deliveries in 2020. Options to lease are not reflected in the commitments table above.

Facility lease commitments primarily include airport and terminal facilities and building leases. Total rent expense for aircraft and facility leases was $123 million and $63 million for the three months ended June 30, 2017 and 2016, and $261 million and $144 million for the six months ended June 30, 2017 and 2016.

Aircraft Purchase Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of June 30, 2017, the Company had commitments to purchase 48 B737 aircraft (16 B737 NextGen aircraft and 32 B737 MAX aircraft, with deliveries in the remainder of 2017 through 2023) and 27 E175 aircraft with deliveries in 2017 through 2019. The Company also has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2020 through 2022. In addition, the Company has options to purchase 41 B737 aircraft and 30 E175 aircraft. The cancelable purchase commitments and option payments are not reflected in the table above.

Capacity Purchase Agreements ("CPAs")

At June 30, 2017, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity to Alaska under a CPA with Alaska. In addition, Alaska has CPAs with SkyWest to fly certain routes in the Lower 48 and Canada and with Peninsula Airways, Inc. ("PenAir") to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

Aircraft Maintenance Deposits

Through its acquisition of Virgin America, the Company is contractually required to make maintenance deposit payments to aircraft lessors, which represent maintenance reserves made solely to collateralize the lessor for future maintenance events should the Company not perform required maintenance. Most lease agreements provide that maintenance reserves are reimbursable upon completion of the major maintenance event in an amount equal to the lesser of (i) the amount qualified for reimbursement from maintenance reserves held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event.

Aircraft Maintenance and Parts Management

Through its acquisition of Virgin America, the Company has a separate maintenance-cost-per-hour contract for management and repair of certain rotable parts to support airframe and engine maintenance and repair. This agreement requires monthly payments based upon utilization, such as flight hours, cycles and age of the aircraft, and, in turn, the agreement transfers certain risks to the third-party service provider. There are minimum payments under this agreement, which are reflected in the table above. Accordingly, payments could differ materially based on actual aircraft utilization.

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

NOTE 8. SHAREHOLDERS' EQUITY

Dividends

During the three months ended June 30, 2017, the Company declared and paid cash dividends of $0.30 per share, or $37 million. During the six months ended June 30, 2017, the Company declared and paid cash dividends of $0.60 per share, or $74 million.

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. The program was paused in the second quarter of 2016 in anticipation of the acquisition of Virgin America. The Company resumed the share repurchase program in the current quarter. As of June 30, 2017, the Company has repurchased 4.4 million shares for $335 million under this program.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2015 Repurchase Program—$1 billion	256,680	$22	873,396	$67	256,680	$22	2,594,809	$193

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax (in millions):

	June 30, 2017	December 31, 2016
Marketable securities	$—	$(3)
Employee benefit plans	(291)	(299)
Interest rate derivatives	(3)	(3)
Total	$(294)	$(305)

Earnings Per Share ("EPS")

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three and six months ended June 30, 2017 and 2016, anti-dilutive shares excluded from the calculation of EPS were not material.

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

Operating segment information is as follows (in millions):

	Three Months Ended June 30, 2017
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$1,556	$—	$—	$—	$1,556	$—	$1,556
Regional	—	251	—	—	251	—	251
Total passenger revenues	1,556	251	—	—	1,807	—	1,807
CPA revenues	—	—	108	(108)	—	—	—
Freight and mail	31	1	—	—	32	—	32
Other—net	244	19	1	(1)	263	—	263
Total operating revenues	1,831	271	109	(109)	2,102	—	2,102
Operating expenses
Operating expenses, excluding fuel	1,026	206	116	(107)	1,241	24	1,265
Economic fuel	304	39	—	(1)	342	2	344
Total operating expenses	1,330	245	116	(108)	1,583	26	1,609
Nonoperating income (expense)
Interest income	9	—	—	—	9	—	9
Interest expense	(23)	—	(3)	—	(26)	—	(26)
Other	3	—	1	(1)	3	—	3
Total Nonoperating income (expense)	(11)	—	(2)	(1)	(14)	—	(14)
Income (loss) before income tax	$490	$26	$(9)	$(2)	$505	$(26)	$479

	Three Months Ended June 30, 2016
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$1,036	$—	$—	$—	$1,036	$—	$1,036
Regional	—	227	—	—	227	—	227
Total passenger revenues	1,036	227	—	—	1,263	—	1,263
CPA revenues	—	—	110	(110)	—	—	—
Freight and mail	26	1	—	—	27	—	27
Other—net	184	19	1	—	204	—	204
Total operating revenues	1,246	247	111	(110)	1,494	—	1,494
Operating expenses
Operating expenses, excluding fuel	679	192	101	(111)	861	14	875
Economic fuel	180	31	—	—	211	(10)	201
Total operating expenses	859	223	101	(111)	1,072	4	1,076
Nonoperating income (expense)
Interest income	6	—	1	—	7	—	7
Interest expense	(4)	—	(4)	(1)	(9)	—	(9)
Other	3	—	—	1	4	—	4
Total Nonoperating income (expense)	5	—	(3)	—	2	—	2
Income (loss) before income tax	$392	$24	$7	$1	$424	$(4)	$420

	Six Months Ended June 30, 2017
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$2,828	$—	$—	$—	$2,828	$—	$2,828
Regional	—	463	—	—	463	—	463
Total passenger revenues	2,828	463	—	—	3,291	—	3,291
CPA revenues	—	—	205	(205)	—	—	—
Freight and mail	54	2	—	—	56	—	56
Other—net	466	36	2	—	504	—	504
Total operating revenues	3,348	501	207	(205)	3,851	—	3,851
Operating expenses
Operating expenses, excluding fuel	2,024	406	219	(204)	2,445	64	2,509
Economic fuel	596	75	—	—	671	12	683
Total operating expenses	2,620	481	219	(204)	3,116	76	3,192
Nonoperating income (expense)
Interest income	16	—	—	—	16	—	16
Interest expense	(45)	—	(5)	(1)	(51)	—	(51)
Other	6	—	1	—	7	—	7
Total Nonoperating income (expense)	(23)	—	(4)	(1)	(28)	—	(28)
Income (loss) before income tax	705	20	(16)	(2)	707	(76)	631

	Six Months Ended June 30, 2016
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$1,963	$—	$—	$—	$1,963	$—	$1,963
Regional	—	433	—	—	433	—	433
Total passenger revenues	1,963	433	—	—	2,396	—	2,396
CPA revenues	—	—	213	(213)	—	—	—
Freight and mail	49	2	—	—	51	—	51
Other—net	356	36	2	—	394	—	394
Total operating revenues	2,368	471	215	(213)	2,841	—	2,841
Operating expenses
Operating expenses, excluding fuel	1,380	378	206	(213)	1,751	14	1,765
Economic fuel	324	56	—	—	380	(12)	368
Total operating expenses	1,704	434	206	(213)	2,131	2	2,133
Nonoperating income (expense)
Interest income	12	—	1	—	13	—	13
Interest expense	(16)	—	(5)	(1)	(22)	—	(22)
Other	10	—	—	3	13	—	13
Total Nonoperating income (expense)	6	—	(4)	2	4	—	4
Income (loss) before income tax	670	37	5	2	714	(2)	712

(a)	Includes consolidating entries, Parent Company and other immaterial business units.

(b)
The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain income and charges.

(c)	Includes merger-related costs and mark-to-market fuel-hedge accounting charges.

Total assets were as follows (in millions):

	June 30, 2017	December 31, 2016
Mainline	$16,272	$15,260
Horizon	834	690
Consolidating & Other	(6,386)	(5,988)
Consolidated	$10,720	$9,962

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Company, our segment operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. This overview summarizes the MD&A, which includes the following sections:

•	Second Quarter Review—highlights from the second quarter of 2017 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and six months ended June 30, 2017. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. As Virgin America was acquired on December 14, 2016, its financial and operational results are reflected in the three and six months ended June 30, 2017 but not in the comparative prior period. However, for comparability purposes, we have added "Combined Comparative" information for the prior year, which is more fully described below. This section includes forward-looking statements regarding our view of the remainder of 2017.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

SECOND QUARTER REVIEW

Our consolidated pretax income was $479 million during the second quarter of 2017, compared to $420 million in the second quarter of 2016. The increase in pretax income of $59 million was primarily driven by an increase in revenues of $608 million, partially offset by $390 million increase in non-fuel expense and $143 million increase in fuel expense.

As we completed the acquisition of Virgin America on December 14, 2016, our results of operations for the three months ended June 30, 2017 include those of Virgin America and the impact of purchase accounting. Our results of operations for the three months ended June 30, 2016 do not include those of Virgin America.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the second quarter of 2017, our on-time performance was 82.4% for Alaska, 67.1% for Virgin America and 82.6% for Horizon. Air traffic control issues and airport runway construction have negatively impacted our on-time performance as have pilot shortages at Horizon. These on-time results are lower than we would like them to be, given our high standard of running an excellent operation. Our operations teams are focused on working through these issues to improve our on-time performance for the remainder of 2017.

New Markets

We launched nine new routes during the quarter and announced 10 new routes, including obtaining final approval from the Department of Transportation for three routes to Mexico City. In total, we have announced approximately 40 new markets since the acquisition of Virgin America as we begin to realize the network and revenue synergies from bringing our two airlines together.

Shareholder Return

During the second quarter of 2017, we paid cash dividends of $37 million and repurchased 256,680 shares for $22 million.

Labor Update

Each of our represented groups, other than aircraft technicians, at Alaska has filed with the National Mediation Board for single carrier status which allows for Virgin America teammates to be represented by unions that currently represent Alaska's workgroups and enables work toward joint collective bargaining agreements.

We have been in negotiations with our pilots on an agreement. We were not able to come to an agreement during mediation, so Alaska and the Air Line Pilot Association will be presenting their positions to an arbitration panel in the third quarter. The decision from the arbitrator will be final and we believe a decision will come some time in the fourth quarter of 2017. Industry pay for pilots has increased substantially over the past few years and we expect this contract will increase our annual wages and benefits costs by approximately $140 million.

Outlook

We completed the acquisition of Virgin America on December 14, 2016, positioning us as the fifth largest airline in the U.S. with a unique ability to serve West Coast travelers. The acquisition of Virgin America provides a platform for growth of our low-fare, premium product, a powerful West Coast network for our guests and enhanced international partnerships. Additionally, Virgin America provides access to constrained gates, particularly on the East Coast, creating increased utility for our guests.

In 2017 and beyond, we are focused on the successful integration of Virgin America, while working towards obtaining a Single Operating Certificate ("SOC"). We currently expect to receive a SOC in early 2018. We also expect to be on a single Passenger Service System ("PSS"), or more commonly known as the reservations system, in the second quarter of 2018. This has been accelerated from later in 2018 and is expected to bring forward approximately $20 million of revenue synergies into 2018. Our priority throughout the integration process is to run our airlines well and maintain a safe and compliant operation, while providing a great experience for our guests. The combined airline will adopt Alaska’s name and logo, retiring the Virgin America name sometime in 2019. Over the next few years we will focus on enhancing our guest experience and will adopt certain aspects of Virgin America’s brand elements, including enhanced inflight connectivity, inflight entertainment content, mood lighting, music and the relentless desire to make flying a different experience for guests. We will continue to enhance our fresh, healthy, West Coast-inspired onboard food and beverage menus. This year, Alaska First Class guests will be able to pre-select meals before they fly. Alaska’s main cabin guests will also be able to pre-pay for their meals in advance in 2018, with Airbus flights soon to follow. Our onboard Free Chat service and free entertainment will be added to Airbus flights in August 2017. We also plan to expand the premium class offering on our Airbus fleet beginning in 2018 and have our entire fleet equipped with high-speed satellite Wi-Fi by early 2020.

In 2018, Alaska Mileage Plan™ will become our sole loyalty program, offering guests more rewards, an expansive global partner network and the only major airline loyalty program that still rewards a mile flown with a mile earned on Alaska and Virgin America flights.

We intend to minimize any disruption to our guests during the integration efforts by being transparent about the progress we are making and how the changes may affect them. Employee engagement throughout the integration will remain a top priority as well, ensuring that employees remain engaged, informed and excited about the changes. We will remain focused on capturing the value and synergies created by combining these two great airlines.

During the quarter we entered into an agreement with the International Brotherhood of Teamsters to amend the eight-year contract with Horizon's pilots, which will provide Horizon the ability to attract and retain the best pilots in the regional industry. The agreement contains several provisions, including a ratification bonus of approximately $9 million, and higher pay rates, which are included in the quarter's financial results.

Currently, we expect to grow our combined network capacity in 2017 by approximately 8%. The growth rate compares 2017 system-wide capacity to historical Air Group and Virgin America combined capacity in 2016. This compares to a 10.2% combined annual growth in 2016 on the same basis. Current schedules indicate competitive capacity will increase by approximately 2% in the third quarter of 2017 compared to the prior year. We believe that our product, our operation, our low-cost structure, our engaged employees, our award-winning service, and our award-winning Mileage Plan™ and Elevate® programs, combined with our strong balance sheet, give us the ability to compete effectively in our markets.

Our current expectations for capacity and CASM excluding fuel and special items are summarized below. These expectations are from a "Combined Comparative" perspective, calculated as the sum of historical results for Alaska Air Group and Virgin America for the 2016 comparative periods:

	Forecast Q3 2017	Q3 2016 Combined Comparative(a)	% Change
Capacity (ASMs in millions)	16,310 - 16,360	15,079	~ 8%
Cost per ASM excluding fuel and special items (cents)	8.00¢ - 8.05¢	7.90¢	~ 1.5%
Fuel gallons (millions)	208	192	~ 8%
Economic fuel cost per gallon	$1.76	$1.57	~ 12%

	Forecast Full Year 2017	2016 Combined Comparative(a)	% Change
Capacity (ASMs in millions)	62,455 - 62,610	57,953	~ 8%
Cost per ASM excluding fuel and special items (cents) (e)	8.07¢ - 8.11¢	8.04¢	~0.5%
Fuel gallons (millions)	805	739	~ 9%
Economic fuel cost per gallon(b)	(b)	$1.54	(b)

(a)	Refer to our Investor Update issued on April 12, 2017 on Form 8-K for further details of the calculation of the three and six months ended June 30, 2016 combined data.

(b)	Because of the volatility of fuel prices, we do not provide full-year economic fuel estimates.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of merger-related costs, mark-to-market gains or losses or other individual special revenues or expenses is useful information to investors because:

•
By excluding fuel expense and certain special items (including merger-related costs) from our unit metrics, we believe it provides management better visibility into the results of operations and our non-fuel cost initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and thus investors) to understand the impact of (and trends in) company-specific cost drivers, such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

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

•
CASM excluding fuel and certain special items is a measure commonly used by industry analysts and we believe it is an important metric by which they compare our airlines to others in the industry. The measure is also the subject of frequent questions from investors.

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

OPERATING STATISTICS SUMMARY

Below are statistics we use to measure operating performance. As the acquisition closed on December 14, 2016, Consolidated and Mainline amounts presented below include Virgin America results for the three and six months ended June 30, 2017 and not for the comparative prior period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change(d)	2017	2016	Change(d)
Consolidated Operating Statistics:(a)
Revenue passengers (000)	11,400	8,647	31.8%	21,417	16,482	29.9%
RPMs (000,000) "traffic"	13,554	9,397	44.2%	25,262	17,968	40.6%
ASMs (000,000) "capacity"	15,612	11,062	41.1%	30,006	21,515	39.5%
Load factor	86.8%	84.9%	1.9 pts	84.2%	83.5%	0.7 pts
Yield	13.33¢	13.44¢	(0.8)%	13.03¢	13.34¢	(2.3)%
PRASM	11.57¢	11.42¢	1.3%	10.97¢	11.14¢	(1.5)%
RASM	13.46¢	13.51¢	(0.4)%	12.83¢	13.21¢	(2.9)%
CASM excluding fuel and special items(b)	7.94¢	7.78¢	2.1%	8.15¢	8.14¢	0.1%
Economic fuel cost per gallon(b)	$1.71	$1.53	11.8%	$1.75	$1.41	24.1%
Fuel gallons (000,000)	201	138	45.7%	385	270	42.6%
ASMs per fuel gallon	77.7	80.2	(3.1)%	77.9	79.7	(2.3)%
Average full-time equivalent employees (FTEs)	19,745	14,470	36.5%	19,214	14,414	33.3%
Mainline Operating Statistics:
Revenue passengers (000)	8,950	6,282	42.5%	16,733	11,925	40.3%
RPMs (000,000) "traffic"	12,525	8,456	48.1%	23,352	16,172	44.4%
ASMs (000,000) "capacity"	14,341	9,875	45.2%	27,602	19,229	43.5%
Load factor	87.3%	85.6%	1.7 pts	84.6%	84.1%	0.5 pts
Yield	12.42¢	12.25¢	1.4%	12.11¢	12.14¢	(0.2)%
PRASM	10.85¢	10.49¢	3.4%	10.25¢	10.21¢	0.4%
RASM	12.76¢	12.61¢	1.2%	12.13¢	12.31¢	(1.5)%
CASM excluding fuel and special items(b)	7.15¢	6.88¢	3.9%	7.33¢	7.18¢	2.1%
Economic fuel cost per gallon(b)	$1.70	$1.52	11.8%	$1.74	$1.40	24.3%
Fuel gallons (000,000)	179	118	51.7%	343	231	48.5%
ASMs per fuel gallon	80.3	83.7	(4.1)%	80.5	83.2	(3.2)%
Average FTEs	15,447	11,261	37.2%	15,227	11,192	36.1%
Aircraft utilization	11.4	10.8	5.6%	11.1	10.7	3.7%
Average aircraft stage length	1,294	1,177	9.9%	1,295	1,195	8.4%
Operating fleet	221	152	69 a/c	221	152	69 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,450	2,365	3.6%	4,685	4,558	2.8%
RPMs (000,000) "traffic"	1,030	941	9.5%	1,910	1,796	6.3%
ASMs (000,000) "capacity"	1,270	1,187	7.0%	2,404	2,287	5.1%
Load factor	81.1%	79.3%	1.8 pts	79.4%	78.5%	0.9 pts
Yield	24.30¢	24.17¢	0.5%	24.22¢	24.13¢	0.4%
PRASM	19.70¢	19.16¢	2.8%	19.24¢	18.95¢	1.5%
Operating fleet	78	69	9 a/c	78	69	9 a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

(d)	See Combined Comparative information in the accompanying pages for year-over-year comparisons including Virgin America.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2017 TO THREE MONTHS ENDED JUNE 30, 2016

Our consolidated net income for the three months ended June 30, 2017 was $296 million, or $2.38 per diluted share, compared to net income of $260 million, or $2.10 per diluted share, for the three months ended June 30, 2016. As the acquisition of Virgin America closed on December 14, 2016, our financial results include results of Virgin America for the three months ended June 30, 2017, but not for the comparable prior periods.

Excluding the impact of merger-related costs and mark-to-market fuel hedge adjustments, our adjusted net income for the second quarter of 2017 was $312 million, or $2.51 per diluted share, compared to an adjusted net income of $263 million, or $2.12 per diluted share, in the second quarter of 2016. The following tables reconcile our adjusted net income and adjusted earnings per diluted share ("EPS") during the three months ended June 30, 2017 and 2016 to amounts as reported in accordance with GAAP:

	Three Months Ended June 30,
	2017		2016
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income	$296	$2.38	$260	$2.10
Mark-to-market fuel hedge adjustments	2	0.02	(10)	(0.08)
Special items—merger-related costs	24	0.19	14	0.11
Income tax effect on special items and fuel hedge adjustments	(10)	(0.08)	(1)	(0.01)
Non-GAAP adjusted net income and per-share amounts	$312	$2.51	$263	$2.12

CASM reconciliation is summarized below:

	Three Months Ended June 30,
(in cents)	2017		2016		% Change
Consolidated:
CASM	10.31	¢	9.73	¢	6.0%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.21		1.82		21.4%
Special items—merger-related costs	0.16		0.13		23.1%
CASM excluding fuel and special items	7.94	¢	7.78	¢	2.1%

Mainline:
CASM	9.45	¢	8.74	¢	8.1%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.13		1.72		23.8%
Special items—merger-related costs	0.17		0.14		21.4%
CASM excluding fuel and special items	7.15	¢	6.88	¢	3.9%

We believe that analysis of specific financial and operational results on a combined basis provides more meaningful year-over-year comparisons. The discussion below includes "Combined Comparative" results for the three months ended June 30, 2016, determined as the sum of the historical consolidated results of Air Group and of Virgin America. Virgin America's financial information has been conformed to reflect Air Group's historical financial statement presentation. This information does not purport to reflect what our financial and operational results would have been had the acquisition been consummated at the beginning of the periods presented.

COMBINED COMPARATIVE OPERATING STATISTICS

	Three Months Ended June 30,
	2017	2016 as Reported	2016 Virgin America	2016 Combined	Change
Consolidated:
Revenue passengers (in 000)	11,400	8,647	2,087	10,734	6.2%
RPMs (in 000,000)	13,554	9,397	3,165	12,562	7.9%
ASMs (in 000,000)	15,612	11,062	3,689	14,751	5.8%
Load Factor	86.8%	84.9%	(a)	85.2%	1.6 pts
PRASM	11.57¢	11.42¢	(a)	11.16¢	3.7%
RASM	13.46¢	13.51¢	(a)	13.01¢	3.5%
CASMex	7.94¢	7.78¢	(a)	7.69¢	3.3%
FTEs	19,745	14,470	2,786	17,256	14.4%

Mainline:
RPMs (in 000,000)	12,525	8,456	3,165	11,621	7.8%
ASMs (in 000,000)	14,341	9,875	3,689	13,564	5.7%
Load Factor	87.3%	85.6%	(a)	85.7%	1.6 pts
PRASM	10.85¢	10.49¢	(a)	10.46¢	3.7%

(a)	2016 Combined operating statistics have been recalculated using the combined results.

COMBINED COMPARATIVE OPERATING REVENUES

Total operating revenues increased $608 million, or 41%, during the second quarter of 2017 compared to the same period in 2016. On a Combined Comparative basis, total operating revenues increased $183 million or 10%. The changes, including the reconciliation of the impact of Virgin America on the comparative results, are summarized in the following table:

	Three Months Ended June 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Passenger
Mainline	$1,556	$1,036	$384	$1,420	$136	10%
Regional	251	227	—	227	24	11%
Total passenger revenue	1,807	1,263	384	1,647	160	10%
Freight and mail	32	27	—	27	5	19%
Other—net	263	204	41	245	18	7%
Total operating revenues	$2,102	$1,494	$425	$1,919	$183	10%

Passenger Revenue—Mainline

On a consolidated basis, Mainline passenger revenue for the second quarter of 2017 increased by $520 million, or 50% on a 45.2% increase in capacity, driven by the acquisition of Virgin America, and a 3.4% increase in unit revenues. On a Combined Comparative basis, Mainline passenger revenue for the second quarter of 2017 increased by 10%, due to a 5.7% increase in capacity, as well as a 3.7% increase in unit revenues combined with higher frequent flyer revenue compared to the combined second quarter of 2016. The increase in capacity was driven primarily by new routes and aircraft added to our fleet since the second quarter of 2016. The increase in PRASM was driven by higher ticket yields and an increase in load factors. The increase in frequent flyer revenue was driven by higher loyalty redemption and companion certificate revenue attributable to promotions during the period.

Passenger Revenue—Regional

Regional passenger revenue increased 11% compared to the second quarter of 2016 primarily, driven by a 7% increase in capacity on a 2.8% increase in PRASM.

Other—Net

Other—net revenue increased $59 million, or 29%, from the second quarter of 2016. On a Combined Comparative basis, Other—net revenue increased $18 million, or 7%. Frequent flyer revenue contributed $20 million of the increase, primarily driven by more miles sold to our non-airline partners in the Mileage Plan program. The remainder of the increase was due to higher ancillary revenues.

COMBINED COMPARATIVE OPERATING EXPENSES

Total operating expenses increased $533 million, or 50%, compared to the second quarter of 2016. On a Combined Comparative basis, total operating expenses increased $179 million, or 13%. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Fuel expense	$344	$201	$77	$278	$66	24%
Non-fuel expenses	1,241	861	273	1,134	107	9%
Special items—merger-related costs	24	14	4	18	6	33%
Total operating expenses	$1,609	$1,076	$354	$1,430	$179	13%

Fuel Expense

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

Aircraft fuel expense increased $143 million, or 71% compared to the second quarter of 2016. On a Combined Comparative basis, aircraft fuel expense increased $66 million or 24%. The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
	2017		2016 as Reported		2016 Combined
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$337	$1.69	$207	$1.50	$281	$1.50
Losses on settled hedges	5	0.02	4	0.03	8	0.04
Consolidated economic fuel expense	342	1.71	211	1.53	$289	$1.54
Mark-to-market fuel hedge adjustments	2	0.01	(10)	(0.07)	(11)	(0.05)
GAAP fuel expense	$344	$1.72	$201	$1.46	$278	$1.49
Fuel gallons	201		138		187

On a Combined Comparative basis, raw fuel expense per gallon for the three months ended June 30, 2017 increased by 13% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the second quarter of 2017 was primarily driven by a 6% increase in crude oil prices and an increase in refining margins of 17%, when compared to the prior year. Fuel gallons consumed increased by 14 million gallons, or 7.5%, in line with the increase in capacity.

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

We recognized total losses of $5 million and $4 million for hedges that settled during the second quarter of 2017 and 2016 as reported. These amounts represent the net cash paid, including the premium expense recognized for those hedges.

Non-fuel Expenses and Non-special Items

The table below provides the reconciliation of the impact of Virgin America on the comparative results for each of our operating expense line items, excluding fuel and special items. Significant operating expense variances from 2016 are more fully described below.

	Three Months Ended June 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Wages and benefits	$469	$332	$75	$407	$62	15%
Variable incentive pay	27	32	8	40	(13)	(33)%
Aircraft maintenance	96	65	17	82	14	17%
Aircraft rent	69	26	48	74	(5)	(7)%
Landing fees and other rentals	99	63	28	91	8	9%
Contracted services	77	60	16	76	1	1%
Selling expenses	97	55	32	87	10	11%
Depreciation and amortization	90	92	10	102	(12)	(12)%
Food and beverage service	50	31	14	45	5	11%
Third-party regional carrier expense	27	24	—	24	3	13%
Other	140	81	25	106	34	32%
Total non-fuel and non-special operating expenses	$1,241	$861	273	1,134	107	9%

Wages and Benefits

Wages and benefits increased during the second quarter of 2017 by $137 million, or 41%. On a Combined Comparative basis, total wages and benefits increased by $62 million, or 15%. The primary components of wages and benefits, including a reconciliation of 2016 on a Combined Comparative basis, are shown in the following table:

	Three Months Ended June 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Wages	$359	$249	$58	$307	$52	17%
Pension—Defined benefit plans	8	6	—	6	2	33%
Defined contribution plans	23	16	7	23	—	—%
Medical and other benefits	52	42	6	48	4	8%
Payroll taxes	27	19	4	23	4	17%
Total wages and benefits	$469	$332	$75	$407	$62	15%

On a Combined Comparative basis, wages increased 17% with a 14% increase in FTEs. The increase in FTEs is attributable to the growth in our business, as well as bringing certain airport ground service positions in-house that were previously reflected in our Contracted services expense. Second quarter of 2017 also includes $9 million of ratification bonus expense in connection with the agreement reached with Horizon's pilots.

Variable Incentive Pay

Variable incentive pay decreased by $5 million, or 16%, during the second quarter of 2017 compared to the same period in 2016. On a Combined Comparative basis, variable incentive pay decreased by $13 million, or 33%. This decrease is primarily due to expectations of lower performance-based pay as compared to the prior year based on how we are tracking in relation to our current year's goals.

Aircraft Maintenance

Aircraft maintenance increased by $31 million, or 48%, during the second quarter of 2017 compared to the same period in 2016. On a Combined Comparative basis, aircraft maintenance increased by $14 million, or 17%. This increase was primarily driven by a higher volume of scheduled engine maintenance events as compared to the prior period.

Selling Expenses

Selling expenses increased by $42 million, or 76%, during the second quarter of 2017 compared to the same period in 2016. On a Combined Comparative basis, selling expenses increased by $10 million, or 11%. This increase was primarily driven by higher credit card and distribution fees due to higher revenue volumes, and increased promotional and advertising activities.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2 million, or 2%, during the second quarter of 2017 compared to the same period in 2016. On a Combined Comparative basis, depreciation and amortization expense decreased by $12 million, or 12%. This decrease was primarily driven by a change in the estimated useful lives of certain B737 operating aircraft and related parts from 20 years to 25 years, which was effective October 1, 2016, partially offset by aircraft additions since June 30, 2016.

Other Operating Expenses

Other operating expenses increased by $59 million, or 73%, during the second quarter of 2017 compared to the same period in 2016. On a Combined Comparative basis, other operating expenses increased by $34 million, or 32%. The increase is primarily due to additional costs incurred for crew hotel, training, travel, IT and passenger remuneration costs. These increases were driven by the growth in our business and increased costs from irregular operations during the quarter. During the three months ended June 30, 2016 we also received an insurance claim reimbursement that reduced the expense for the period.

Special Items—Merger-Related Costs

We recorded special items of $24 million for merger-related costs associated with our acquisition of Virgin America in the second quarter of 2017, compared to $14 million as reported and $18 million on a Combined Comparative basis in the three months ended June 30, 2016. Costs incurred in the second quarter of 2017 consisted primarily of severance and retention costs.

Nonoperating Income (Expense)

During the second quarter of 2017 we recorded nonoperating expense of $14 million compared to income of $2 million in the same period in 2016. On a Combined Comparative basis, nonoperating expense increased by $11 million, primarily due to interest expense on the debt issued in the fourth quarter of 2016 to finance the acquisition of Virgin America.

Additional Segment Information

Refer to Note 9 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded pretax profit of $490 million in the second quarter of 2017 compared to $392 million in the second quarter of 2016. On a Combined Comparative basis, Mainline pretax profit increased by $29 million. The table below provides the reconciliation of the impact of Virgin America on the comparative results for our Mainline segment, excluding merger-related costs and mark-to-market fuel-hedge accounting charges:

	Three Months Ended June 30,
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Change
Mainline
Operating revenues	$1,831	$1,246	$425	$1,671	$160
Non-fuel operating expenses	1,026	679	273	952	74
Economic fuel	304	180	78	258	46
Operating income	501	387	74	461	40
Nonoperating income (expense)	(11)	5	(5)	—	(11)
Pretax profit	$490	$392	$69	$461	$29

The $29 million increase in Combined Comparative pretax profit was primarily driven by a $160 million increase in operating revenues, partially offset by a $74 million increase in non-fuel operating expenses and $46 million increase in economic fuel expense. The increase in operating revenues was primarily driven by higher capacity, higher PRASM and increase in frequent flyer revenue as described above. The increase in non-fuel expense was primarily driven by higher wages to support our growth and higher other operating expenses as described above. The increase in economic fuel expense was driven by higher raw fuel costs.

Regional

Regional recorded a pretax profit of $26 million in the second quarter of 2017 compared to $24 million in the second quarter of 2016. The increase in operating revenues of $24 million as described in Passenger revenue—Regional was partially offset by higher costs to support the increase in capacity.

Horizon

Horizon incurred a pretax loss of $9 million in the second quarter of 2017 compared to income of $7 million in the second quarter of 2016. The pretax loss was primarily driven by a $15 million increase in non-fuel operating expenses attributable to higher wage expense as a result of the increase in FTEs, and $9 million of ratification bonus expense in connection with the agreement reached with Horizon's pilots during the quarter.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2017 TO SIX MONTHS ENDED JUNE 30, 2016

Our consolidated net income for the six months ended June 30, 2017 was $395 million, or $3.17 per diluted share, compared to net income of $444 million, or $3.56 per diluted share, for the six months ended June 30, 2016. As the acquisition of Virgin America closed on December 14, 2016, our financial results include results of Virgin America for the six months ended June 30, 2017, but not for the prior periods.

Excluding the impact of merger-related costs and mark-to-market fuel hedge adjustments, our adjusted net income for the six months ended June 30, 2017 was $443 million, or $3.56 per diluted share, compared to an adjusted net income of $445 million, or $3.57 per diluted share, in the six months ended June 30, 2016. The following tables reconcile our adjusted net income and diluted EPS during the six months ended June 30, 2017 and 2016 to amounts as reported in accordance with GAAP:

	Six Months Ended June 30,
	2017		2016
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income and diluted EPS	$395	$3.17	$444	$3.56
Mark-to-market fuel hedge adjustments	12	0.10	(12)	(0.10)
Special items—merger-related costs	64	0.51	14	0.12
Income tax effect on special items and fuel hedge adjustments	(28)	(0.22)	(1)	(0.01)
Non-GAAP adjusted net income and diluted EPS	$443	$3.56	$445	$3.57

Our operating costs per ASM are summarized below:

	Six Months Ended June 30,
(in cents)	2017		2016		% Change
Consolidated:
CASM	10.64	¢	9.91	¢	7.4%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.28		1.71		33.3%
Special items—merger-related costs	0.21		0.06		250.0%
CASM excluding fuel and special items	8.15	¢	8.14	¢	0.1%

Mainline:
CASM	9.77	¢	8.87	¢	10.1%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.20		1.62		35.8%
Special items—merger-related costs	0.23		0.07		228.6%
CASM excluding fuel and special items	7.33	¢	7.18	¢	2.1%

COMBINED COMPARATIVE OPERATING STATISTICS

	Six Months Ended June 30,
	2017	2016 as Reported	2016 Virgin America	2016 Combined	Change
Consolidated:
Revenue passengers (in 000)	21,417	16,482	3,854	20,336	5.3%
RPMs (in 000,000)	25,262	17,968	5,780	23,748	6.4%
ASMs (in 000,000)	30,006	21,515	6,955	28,470	5.4%
Load Factor	84.2%	83.5%	(a)	83.4%	0.8 pts
PRASM	10.97¢	11.14¢	(a)	10.92¢	0.5%
RASM	12.83¢	13.21¢	(a)	12.75¢	0.6%
CASMex	8.15¢	8.14¢	(a)	8.01¢	1.7%
FTEs	19,214	14,414	2,735	17,149	12.0%

Mainline:
RPMs (in 000,000)	23,352	16,172	5,780	21,952	6.4%
ASMs (in 000,000)	27,602	19,229	6,955	26,184	5.4%
Load Factor	84.6%	84.1%	(a)	83.8%	0.8 pts
PRASM	10.25¢	10.21¢	(a)	10.22¢	0.3%

(a)	2016 Combined operating statistics have been recalculated using the combined results.

COMBINED COMPARATIVE OPERATING REVENUES

Total operating revenues increased $1 billion, or 36%, during the first six months of 2017 compared to the same period in 2016. On a Combined Comparative basis, total operating revenues increased $222 million, or 6%. The changes, including the reconciliation of the impact of Virgin America on the comparative results, are summarized in the following table:

	Six Months Ended June 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Passenger
Mainline	$2,828	$1,963	$713	$2,676	$152	6%
Regional	463	433	—	433	30	7%
Total passenger revenue	3,291	2,396	713	3,109	182	6%
Freight and mail	56	51	—	51	5	10%
Other—net	504	394	75	469	35	7%
Total operating revenues	$3,851	$2,841	$788	$3,629	$222	6%

Passenger Revenue—Mainline

Mainline passenger revenue for the first six months of 2017 increased 44% on a 43.5% increase in capacity, driven primarily by the acquisition of Virgin America, and flat PRASM compared to the same period in 2016. On a Combined Comparative basis, mainline passenger revenue for the six months ended June 30, 2017 increased 6%, primarily due to a 5.4% increase in capacity on a flat PRASM. The increase in capacity was driven by routes added since June 30, 2016.

Passenger Revenue—Regional

Regional passenger revenue increased by $30 million, or 7%, compared to the first six months of 2016, due to a 5.1% increase in capacity on more regional flying and a 1.5% increase in PRASM.

Other—Net

Other—net revenue increased $110 million, or 28%, from the first six months of 2016. On a Combined Comparative basis, other—net revenue increased $35 million, or 7%. Mileage Plan revenue contributed $30 million of the increase primarily driven by more miles sold to our non-airline partners.

COMBINED COMPARATIVE OPERATING EXPENSES

Total operating expenses increased $1.1 billion, or 50%, compared to the first six months of 2016. On a Combined Comparative basis, total operating expenses increased $374 million, or 13%. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Fuel expense	$683	$368	$148	$516	$167	32%
Non-fuel expenses	2,445	1,751	531	2,282	163	7%
Special items—merger-related costs	64	14	6	20	44	220%
Total operating expenses	$3,192	$2,133	$685	$2,818	$374	13%

Fuel Expense

Aircraft fuel expense increased $315 million, or 86%, compared to the six months ended June 30, 2016. On a Combined Comparative basis, aircraft fuel expense increased $167 million, or 32%. The elements of the change are illustrated in the following table:

	Six Months Ended June 30,
	2017		2016 as Reported		2016 Combined
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$663	$1.73	$372	$1.38	$503	$1.39
Losses on settled hedges	8	0.02	8	0.03	27	0.07
Consolidated economic fuel expense	671	1.75	380	1.41	$530	$1.46
Mark-to-market fuel hedge adjustments	12	0.03	(12)	(0.04)	(14)	(0.03)
GAAP fuel expense	$683	$1.78	$368	$1.37	$516	$1.43
Fuel gallons	385		270		362

On a Combined Comparative basis, the raw fuel price per gallon increased 24.5% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the first six months of 2017 was driven by a 25% increase in crude oil prices and a 13% increase in refining margins.

Losses recognized for hedges that settled during the year were $8 million both in 2017 and in 2016 as reported. These amounts represent the cash paid for premium expense, offset by cash received from those hedges.

We currently expect our economic fuel price per gallon to be higher in the third quarter of 2017 compared to the third quarter of 2016 due to our current estimate of higher crude prices and higher refining margins.

Non-fuel Expense and Non- special items

The table below provides the reconciliation of the impact of Virgin America on the comparative results for each of our operating expense line items, excluding fuel and special items. Significant operating expense variances from 2016 are more fully described below.

	Six Months Ended June 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Wages and benefits	$917	$668	$147	$815	$102	13%
Variable incentive pay	58	64	14	78	(20)	(26)%
Aircraft maintenance	183	133	34	167	16	10%
Aircraft rent	134	55	95	150	(16)	(11)%
Landing fees and other rentals	214	143	55	198	16	8%
Contracted services	158	120	31	151	7	5%
Selling expenses	178	104	62	166	12	7%
Depreciation and amortization	180	180	18	198	(18)	(9)%
Food and beverage service	95	62	26	88	7	8%
Third-party regional carrier expense	54	47	—	47	7	15%
Other	274	175	49	224	50	22%
Total non-fuel and non-special operating expenses	$2,445	$1,751	531	2,282	163	7%

Wages and Benefits

Wages and benefits increased during the first six months of 2017 by $249 million, or 37%, compared to 2016. On a Combined Comparative basis, total wages and benefits increased by $102 million or 13%, compared to 2016. The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Wages	$696	$499	$113	$612	$84	14%
Pension—Defined benefit plans	16	13	—	13	3	23%
Defined contribution plans	48	33	13	46	2	4%
Medical and other benefits	104	85	12	97	7	7%
Payroll taxes	53	38	9	47	6	13%
Total wages and benefits	$917	$668	$147	$815	$102	13%

On a Combined Comparative basis, wages increased $84 million, or 14%, on a 12% increase in FTEs. The increase in FTEs was to support the general growth of our business and increased staffing during irregular operations earlier in 2017. The first six months of 2017 also include $9 million of ratification bonus expense in connection with the agreement reached with Horizon's pilots.

We currently expect wages and benefits to increase for the full year to support the general growth of the business and staff certain airport ground service positions that we began performing internally. Furthermore, as mentioned earlier, we do expect our pilot wages will increase once a final arbitration decision is rendered. Our current unit cost guidance does not include an estimate for these increases at this time. Guidance will be updated after the arbitration decision.

Variable Incentive Pay

Variable incentive pay expense decreased during the first six months of 2017 by $6 million, or 9% compared to 2016. On a Combined Comparative basis, variable incentive pay decreased $20 million, or 26% due to expectations of lower performance-based pay as compared to the prior year based on how we are tracking against our current year's goals.

Aircraft Maintenance

Aircraft maintenance increased $50 million, or 38%, compared to the prior-year period. On a Combined Comparative basis, aircraft maintenance increased by $16 million, or 10% due to more scheduled engine maintenance events than in the prior period.

For the full year, we currently expect aircraft maintenance to be higher as compared to 2016 due to more scheduled engine maintenance events for the period.

Aircraft Rent

Aircraft rent increased by $79 million, or 144%, compared to the prior-year period. On a Combined Comparative basis, aircraft rent decreased by $16 million, or 11%. This decrease was primarily driven by lower rent expense on certain leases at Virgin America from purchase accounting adjustments and the retirement of three leased B737-400 aircraft.

For the full year, we expect aircraft rent to be lower than in 2016 as we retire four more leased B737-400 aircraft and realize the full year benefit of lower rent expense on certain leases at Virgin America.

Other Operating Expenses

Other operating expenses increased by $99 million, or 57%, compared to the first six months of 2016. On a Combined Comparative basis, other operating expenses increased by $50 million, or 22%. The increase was due to higher crew and IT costs, foreign exchange losses, property taxes and costs associated with irregular operations. The first six months of 2016 also included a benefit of an insurance claim reimbursement we received in the prior year.

For the full year, we expect other expenses to be higher than in 2016 in line with the trends described above.

Special Items—Merger-Related Costs

We recorded special items of $64 million for merger-related costs associated with our acquisition of Virgin America in the first six months of 2017, compared to $14 million as reported and $20 million on a Combined Comparative basis in the first six months of 2016. Costs incurred in the first six months of 2017 consisted primarily of severance and retention costs.

We expect to incur merger-related costs for the remainder of 2017 through 2019.

Nonoperating Income (Expense)

During the first six months of 2017, we had nonoperating expense of $28 million, compared to income of $4 million in the same period in 2016. On a Combined Comparative basis, nonoperating expense increased by $23 million, primarily due to interest expense on the debt issued in the last six months of 2017 to finance the acquisition of Virgin America.

Additional Segment Information

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline pretax profit was $705 million in the first six months of 2017, compared to $670 million in the same period in 2016. On a Combined Comparative basis, Mainline pretax profit decreased by $63 million. The table below provides the reconciliation of the impact of Virgin America on the comparative results for our Mainline segment, excluding merger-related costs and mark-to-market fuel-hedge accounting charges:

	Six Months Ended June 30,
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Change
Mainline
Operating revenues	$3,348	$2,368	$788	$3,156	$192
Non-fuel operating expenses	2,024	1,380	531	1,911	113
Economic fuel	596	324	150	474	122
Operating income	728	664	107	771	(43)
Nonoperating income (expense)	(23)	6	(9)	(3)	(20)
Pretax profit	$705	$670	$98	$768	$(63)

The $63 million decrease in Combined Comparative pretax profit was primarily driven by a $122 million increase in Mainline fuel expense and $113 million increase in Mainline non-fuel operating expenses, partially offset by $192 million increase in Mainline passenger revenue. Higher raw fuel prices and an increase in gallons consumed drove the increase in Mainline fuel expense. Non-fuel operating expenses increased due to higher wages to support our growth and higher other operating expenses as described above. Mainline revenue increased due to higher capacity from the new routes we have added over the past twelve months.

Regional

Pretax profit for Alaska Regional was $20 million in the first six months of 2017, compared to $37 million the in the first six months of 2016. The increased Regional revenue was offset by higher expenses to support additional capacity.

Horizon

Horizon incurred a pretax loss of $16 million in the first six months of 2017, compared to pretax profit of $5 million in the same period in 2016. This decrease was driven by higher non-fuel expenses and lower CPA Revenues (100% of which are from Alaska and eliminated in consolidation). Non-fuel expenses increased primarily due to higher wage expense in line with the FTE increase and a $9 million ratification bonus expense in connection with the agreement with Horizon's pilots.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.9 billion, and our expected cash from operations;

•	Our 59 unencumbered aircraft in our operating fleet that could be financed, if necessary;

•
Our combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million. Information about these facilities can be found in Note 5 to the condensed consolidated financial statements.

During the six months ended June 30, 2017, we took free and clear delivery of six B737-900ER aircraft and six E175 aircraft. We made debt payments totaling $159 million and paid dividends totaling $74 million.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	June 30, 2017	December 31, 2016	Change
Cash and marketable securities	$1,922	$1,580	21.6%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	33%	31%	2 pts
Long-term debt, net of current portion	$2,469	$2,645	(6.7)%
Shareholders’ equity	$3,264	$2,931	11.4%
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	55%	59%	(4) pts

(a)	Calculated using the present value of remaining aircraft lease payments for aircraft in our operating fleet as of the balance sheet date.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first six months of 2017, net cash provided by operating activities was $1.1 billion, compared to $899 million during the same period in 2016. The $185 million increase in our operating cash flows is primarily attributable to the larger build in air traffic liability in 2017 compared to the prior year and the addition of Virgin America. This was partially offset by a decrease in our net income, which was impacted by higher fuel costs and $64 million of merger-related costs.

We typically generate positive cash flows from operations and expect to use that cash flow to purchase aircraft and capital equipment, make scheduled debt payments and to return capital to shareholders.

Cash Used in Investing Activities

Cash used in investing activities was $971 million during the first six months of 2017, compared to $590 million during the same period of 2016. Our capital expenditures were $512 million in the first six months of 2017, an increase of $172 million compared to the six months ended June 30, 2016. There were more deposits made on future aircraft in the current year, when compared to the prior year. Our net purchases of marketable securities increased by $216 million from the prior year, primarily driven by stronger operating cash flows in the first six months of 2017.

The table below reflects our full-year expectation for capital expenditures and additional expenditures if options are exercised. Options will be exercised only if we believe return on invested capital targets can be met. The table below excludes any associated capitalized interest.

(in millions)	2017	2018	2019
Aircraft and aircraft purchase deposits—firm	$805	$685	$595
Other flight equipment	95	150	165
Other property and equipment	215	235	215
Total property and equipment additions	$1,115	$1,070	$975
Option aircraft and aircraft deposits, if exercised(a)	$55	$230	$710

(a)
We have options to acquire 41 B737 aircraft with deliveries from 2019 through 2024, and options to acquire 30 E175 aircraft with deliveries in 2019 to 2021. Amounts above also include payments toward cancelable purchase commitments for 30 A320neo aircraft with deliveries from 2020 through 2022.

Cash Used by Financing Activities

Net cash used by financing activities was $243 million during the first six months of 2017 compared to $301 million during the same period in 2016. During the first six months of 2017 we made debt payments of $159 million and dividend payments totaling $74 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of June 30, 2017, we have firm orders to purchase or lease 83 aircraft. We also have cancelable purchase commitments for 30 Airbus A320neo with deliveries from 2020 through 2022. We could incur a loss of pre-delivery payments and credits as a cancellation fee. We also have options to acquire 41 B737 aircraft with deliveries from 2019 through 2024 and 30 E175 aircraft with deliveries from 2019 through 2021. In addition to the 20 E175 aircraft currently operated by SkyWest in our regional fleet and the five options exercised subsequent to June 30, 2017, we have options in future periods to add regional capacity by having SkyWest operate up to three more E175 aircraft.

The following table summarizes expected fleet activity by year as of June 30, 2017:

	Actual Fleet	Expected Fleet Activity(a)
Aircraft	June 30, 2017	Remaining 2017 Additions	Remaining 2017 Removals	December 31, 2017	2018-2019 Changes	December 31, 2019
B737 Freighters & Combis(b)	5	3	(5)	3	—	3
B737 Passenger Aircraft(b)	151	8	(8)	151	15	166
Airbus Passenger Aircraft(b)	65	3	—	68	4	72
Total Mainline Fleet	221	14	(13)	222	19	241
Q400 operated by Horizon	52	—	—	52	(15)	37
E175 operated by Horizon	6	7	—	13	20	33
E175 operated by third party (c)	20	—	—	20	5	25
Total Regional Fleet	78	7	—	85	10	95
Total	299	21	(13)	307	29	336

(a)	The expected fleet counts at December 31, 2017 and beyond are subject to change.

(b)
Remaining 2017 changes in passenger aircraft reflect delivery of 8 Boeing 737-900ER aircraft and three A321neo aircraft, retirement of seven B737-400 passenger aircraft and the conversion of one B737-700 aircraft into a freighter. The freighter and combi changes reflect retirement of four combis and one freighter and the reintroduction of three B737-700 aircraft as freighters.

(c)	Subsequent to June 30, 2017, we exercised options for five E175s to be operated by Skywest under our capacity purchase agreement. The table above reflects these aircraft in the 2018-2019 changes.

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

Fuel Hedge Positions

All of our current oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we benefit from a decline in crude oil prices, as there is no cash outlay other than the premiums we pay to enter into the contracts. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter 2017	50%	$62	$2
Fourth Quarter 2017	50%	61	2
Remainder 2017	50%	$62	$2
First Quarter 2018	40%	61	2
Second Quarter 2018	30%	61	2
Third Quarter 2018	20%	58	2
Fourth Quarter 2018	10%	57	3
Full Year 2018	24%	$60	$2

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of June 30, 2017.

(in millions)	Remainder of 2017	2018	2019	2020	2021	Beyond 2021	Total
Current and long-term debt obligations	$161	$350	$422	$449	$422	$1,015	$2,819
Operating lease commitments(a)	212	391	370	338	294	1,132	2,737
Aircraft maintenance deposits(b)	29	61	65	68	63	90	376
Aircraft purchase commitments (c)	463	836	758	338	260	362	3,017
Interest obligations(d)	48	94	83	68	51	113	457
Aircraft maintenance and parts management(e)	15	32	35	37	40	—	159
Other obligations(f)	40	84	89	94	98	692	1,097
Total	$968	$1,848	$1,822	$1,392	$1,228	$3,404	$10,662

(a)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. Included here are E175 aircraft that are operated by SkyWest under a capacity purchase agreement.

(b)	Aircraft maintenance deposits relate to leased Airbus aircraft.

(c)	Represents non-cancelable contractual commitments for aircraft and engines.

(d)	For variable-rate debt, future obligations are shown above using interest rates in effect as of June 30, 2017.

(e)	Includes minimum obligations under a parts management and maintenance agreement with a third-party vendor.

(f)	Includes minimum obligations associated with the SkyWest third-party CPA.

 Credit Card Agreements

We have agreements with a number of credit card companies to process the sale of tickets and other services. Under these agreements, there are material adverse change clauses that, if triggered, could result in the credit card companies holding back a reserve from our credit card receivables. Under one such agreement, we could be required to maintain a reserve if our credit rating is downgraded below the contractually-specified level, or if our cash and marketable securities balance falls below $500 million. Under another such agreement, we could be required to maintain a reserve if our cash and marketable securities balance falls below $500 million. We are not currently required to maintain any reserve under these agreements, but if we were, our financial position and liquidity could be materially harmed.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates for the three months ended June 30, 2017. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

Except as noted below, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
April 1, 2017 - April 30, 2017	129,040	$87.33	—
May 1, 2017 - May 31, 2017	127,640	84.55
June 1, 2017 - June 30, 2017	—	—
Total	256,680	$85.94	$665

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

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Vice President Finance and Controller

August 3, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1†	Amended and Restated Certificate of Incorporation of Registrant	10-Q
10.1*	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended February 14, 2017	10-Q	May 5, 2017	10.1
10.2*	Alaska Air Group Performance Based Pay Plan, Amended and Restated January 18, 2017	10-Q	May 5, 2017	10.2
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan arrangement