Form 10-Q
period 2017-09-30
ALASKA AIR GROUP, INC.
filed 2017-11-02
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The registrant has 123,044,897 common shares, par value $0.01, outstanding at October 31, 2017.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

As used in this Form 10-Q, the terms “Air Group,” the "Company," “our,” “we” and "us" refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc., Virgin America Inc., and Horizon Air Industries, Inc. are referred to as “Alaska,” "Virgin America" and “Horizon” and together as our “airlines.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause our actual results to differ from our expectations are:

•	the competitive environment in our industry;

•	changes in our operating costs, including fuel, which can be volatile;

•	our ability to meet our cost reduction goals;

•	labor disputes and our ability to attract and retain qualified personnel;

•	operational disruptions;

•	an aircraft accident or incident;

•	general economic conditions, including the impact of those conditions on customer travel behavior;

•	the concentration of our revenue from a few key markets;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	changes in laws and regulations;

•	our ability to successfully integrate the operations of Virgin America into those of Alaska;

•	our ability to achieve anticipated synergies and timing thereof in connection with the acquisition of Virgin America.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$144	$328
Marketable securities	1,596	1,252
Total cash and marketable securities	1,740	1,580
Receivables—net	301	302
Inventories and supplies—net	57	47
Prepaid expenses and other current assets	116	121
Total Current Assets	2,214	2,050

Property and Equipment
Aircraft and other flight equipment	7,590	6,947
Other property and equipment	1,187	1,103
Deposits for future flight equipment	531	545
	9,308	8,595
Less accumulated depreciation and amortization	3,078	2,929
Total Property and Equipment—Net	6,230	5,666

Goodwill	1,934	1,934
Intangible assets	135	143
Other noncurrent assets	226	169
Other Assets	2,295	2,246

Total Assets	$10,739	$9,962

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$97	$92
Accrued wages, vacation and payroll taxes	345	397
Air traffic liability	1,103	849
Other accrued liabilities	886	878
Current portion of long-term debt	334	319
Total Current Liabilities	2,765	2,535

Long-Term Debt, Net of Current Portion	2,367	2,645
Other Liabilities and Credits
Deferred income taxes	682	463
Deferred revenue	682	640
Obligation for pension and postretirement medical benefits	323	331
Other liabilities	429	417
	2,116	1,851
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2017 - 129,860,836 shares; 2016 - 129,189,634 shares, Outstanding: 2017 - 123,387,158 shares; 2016 - 123,328,051 shares	1	1
Capital in excess of par value	156	110
Treasury stock (common), at cost: 2017 - 6,473,678 shares; 2016 - 5,861,583 shares	(494)	(443)
Accumulated other comprehensive loss	(289)	(305)
Retained earnings	4,117	3,568
	3,491	2,931
Total Liabilities and Shareholders' Equity	$10,739	$9,962

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Operating Revenues
Passenger
Mainline	$1,562	$1,073	$4,390	$3,036
Regional	262	249	725	682
Total passenger revenue	1,824	1,322	5,115	3,718
Freight and mail	32	31	88	82
Other—net	264	213	768	607
Total Operating Revenues	2,120	1,566	5,971	4,407

Operating Expenses
Wages and benefits	475	340	1,392	1,008
Variable incentive pay	40	31	98	95
Aircraft fuel, including hedging gains and losses	368	225	1,051	593
Aircraft maintenance	88	64	271	197
Aircraft rent	70	25	204	80
Landing fees and other rentals	124	89	338	232
Contracted services	76	63	234	183
Selling expenses	91	58	269	162
Depreciation and amortization	95	101	275	281
Food and beverage service	50	31	145	93
Third-party regional carrier expense	30	25	84	72
Special items—merger-related costs	24	22	88	36
Other	150	92	424	267
Total Operating Expenses	1,681	1,166	4,873	3,299
Operating Income	439	400	1,098	1,108

Nonoperating Income (Expense)
Interest income	9	7	25	20
Interest expense	(26)	(11)	(77)	(33)
Interest capitalized	5	6	13	21
Other—net	—	—	(1)	(2)
	(12)	2	(40)	6
Income before income tax	427	402	1,058	1,114
Income tax expense	161	146	397	414
Net Income	$266	$256	$661	$700

Basic Earnings Per Share:	$2.15	$2.08	$5.35	$5.66
Diluted Earnings Per Share:	$2.14	$2.07	$5.31	$5.63
Shares used for computation:
Basic	123.467	123.149	123.501	123.648
Diluted	124.220	123.833	124.341	124.393

Cash dividend declared per share:	$0.30	$0.275	$0.90	$0.825
See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net Income	$266	$256	$661	$700

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gain (loss) arising during the period	1	(2)	5	17
Reclassification of (gain) loss into Other—net nonoperating income (expense)	(1)	—	—	(1)
Income tax effect	—	—	(2)	(6)
Total	—	(2)	3	10

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits	5	5	16	15
Income tax effect	(2)	(1)	(5)	(5)
Total	3	4	11	10

Related to interest rate derivative instruments:
Unrealized holding gain (loss) arising during the period	—	1	(2)	(6)
Reclassification of (gain) loss into Aircraft rent	2	1	4	4
Income tax effect	(1)	(1)	(1)	1
Total	1	1	1	(1)

Other Comprehensive Income	4	3	15	19

Comprehensive Income	$270	$259	$676	$719

See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$661	$700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275	281
Stock-based compensation and other	43	19
Changes in certain assets and liabilities:
Changes in deferred tax provision	217	47
Increase in air traffic liability	254	116
Increase in deferred revenue	46	60
Other—net	(139)	(17)
Net cash provided by operating activities	1,357	1,206

Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(679)	(408)
Other flight equipment	(70)	(35)
Other property and equipment	(92)	(66)
Total property and equipment additions, including capitalized interest	(841)	(509)
Purchases of marketable securities	(1,408)	(775)
Sales and maturities of marketable securities	1,069	638
Other investing activities	38	5
Net cash used in investing activities	(1,142)	(641)

Cash flows from financing activities:
Proceeds from issuance of debt	—	1,546
Long-term debt payments	(265)	(93)
Common stock repurchases	(50)	(193)
Dividends paid	(111)	(102)
Other financing activities	27	22
Net cash provided (used) by financing activities	(399)	1,180
Net increase (decrease) in cash and cash equivalents	(184)	1,745
Cash and cash equivalents at beginning of year	328	73
Cash and cash equivalents at end of the period	$144	$1,818

Supplemental disclosure:
Cash paid during the period for:
Interest (net of amount capitalized)	$68	$12
Income taxes	129	321

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, and its primary subsidiaries, Alaska, Horizon, McGee Air Services and, starting December 14, 2016, Virgin America. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016. Such adjustments were of a normal recurring nature.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of operating results for the entire year.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This comprehensive new standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations" to clarify the guidance on determining whether the Company is considered the principal or the agent in a revenue transaction where a third party is providing goods or services to a customer. Entities are permitted to use either a full retrospective or cumulative effect transition method, and are required to adopt all parts of the new revenue standard using the same transition method. The new standard is effective for the Company on January 1, 2018.

At this time, the Company believes the most significant impact to the financial statements will be to Mileage Plan™ revenues and liabilities. The Company currently uses the incremental cost approach for miles earned through travel. As this approach will be eliminated with the standard, the Company will be required to allocate a portion of the ticket price through a relative selling price model and defer revenue recognition until the ticket is flown or unused mileage credits expire. Additionally, unused companion certificates that were previously recognized at expiration will be subject to advanced breakage under the new standard. The Company estimates a net increase to Mileage Plan deferred revenues of approximately $340 million to $380 million at the time of adoption. The allocated value to miles earned through travel will offset passenger revenue during the period they are issued, rather than recorded using the incremental cost approach. As the program is growing significantly, the Company expects revenue recognized under Topic 606 will be less on an annual basis than current accounting practice.

The adoption of the new standard is also expected to result in a change in income statement classification of the majority of ancillary revenues from Other revenue to Passenger revenue. This will affect common industry metrics, such as PRASM and RASM. Certain commission revenue from interline arrangements that were previously offset against related expense will now be classified as Other revenue, which will impact RASM and CASM. Unused ticket revenue that was previously recorded at the time of expiration will now be recorded at the original departure date if that ticket has not been changed or refunded prior to that date, based on estimates of expected expiration. This concept is referred to as ticket breakage. The Company estimates the change in ticket breakage methodology will not have a significant impact on the statements of operations, but will decrease air traffic liability by approximately $70 million to $80 million.

The Company continues to evaluate and model the full impact of the standard and will apply the full retrospective transition method. The overall impact to equity as of the beginning of the retroactive reporting period, including the changes discussed above, as well as other less material changes, is expected to be between $160 million and $190 million.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits" (Topic 715), which will require the Company to present the service cost component of net periodic benefit cost as Wages and benefits in the statements of operations. All other components of net periodic benefit cost will be required to be presented in Nonoperating income (expense) in the statements of operations. These components will not be eligible for capitalization in assets.  The ASU is effective for the Company beginning January 1, 2018. Changes to the statements of operations under the ASU are applicable retrospectively. The adoption of this standard will have no impact on Income before income tax or Net income for the periods subject to retrospective reclassification. See Note 6 for the current components of the Company's net periodic benefit costs.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging relationships. The ASU is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact and has not yet determined whether it will early adopt.

NOTE 2. ACQUISITION OF VIRGIN AMERICA

Virgin America

On December 14, 2016, the Company acquired 100% of the outstanding common shares and voting interest of Virgin America for $57 per share, or total cash consideration of $2.6 billion. Virgin America offers scheduled air transportation throughout the United States and Mexico primarily from its hub cities of Los Angeles, San Francisco and, to a lesser extent, Dallas Love Field, to other major business and leisure destinations in North America. The Company believes the acquisition of Virgin America will provide broader national reach and position it to better serve guests living on the West Coast. The combined airline has approximately 1,200 daily departures and leverages Alaska's strength in the Pacific Northwest with Virgin America's strength in California. The Company believes that combining loyalty programs and networks will provide greater benefits for its guests and expand its international partner portfolio, giving guests an even more expansive global reach.

Merger-related costs

The Company incurred pretax merger-related costs of $24 million and $22 million for the three months ended September 30, 2017 and 2016, respectively, and $88 million and $36 million for the nine months ended September 30, 2017 and 2016, respectively. Costs classified as merger-related are directly attributable to merger activities and are recorded as "Special items—merger-related costs" within the statements of operations. The Company expects to continue to incur merger-related costs in the future as the integration continues.

Fair values of the assets acquired and the liabilities assumed

The transaction has been accounted for as a business combination using the acquisition method of accounting, which requires, among other things, assets acquired and liabilities assumed to be recognized on the balance sheet at their fair values as of the acquisition date. As of September 30, 2017 the fair values of property and equipment and certain liabilities, included in other accrued liabilities and other liabilities, goodwill, intangible assets and deferred income taxes have been prepared on a preliminary basis and are subject to further adjustments as the Company completes its analysis. There were no significant fair value adjustments made during the three and nine months ended September 30, 2017. The Company will finalize the amounts recognized by December 14, 2017.

Fair values of the assets acquired and the liabilities assumed as of the acquisition date of December 14, 2016, at September 30, 2017 and December 31, 2016 were as follows (in millions):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$645	$645
Receivables	54	44
Prepaid expenses and other current assets	18	16
Property and equipment—provisional	561	560
Intangible assets—provisional	141	143
Goodwill—provisional	1,934	1,934
Other assets	89	84
Total assets	3,442	3,426

Accounts payable	22	22
Accrued wages, vacation and payroll taxes	54	51
Air traffic liabilities	172	172
Other accrued liabilities—provisional	197	196
Current portion of long-term debt	125	125
Long-term debt, net of current portion	360	360
Deferred income taxes—provisional	(307)	(304)
Deferred revenue	126	126
Other liabilities—provisional	97	82
Total liabilities	846	830

Total purchase price	$2,596	$2,596

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

Fair Value of Financial Instruments on a Recurring Basis

As of September 30, 2017, total cost basis for all marketable securities was $1.6 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

September 30, 2017	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$359	$—	$359
Foreign government bonds	—	48	48
Asset-backed securities	—	232	232
Mortgage-backed securities	—	113	113
Corporate notes and bonds	—	828	828
Municipal securities	—	16	16
Total Marketable securities	359	1,237	1,596
Derivative instruments
Fuel hedge call options	—	10	10
Interest rate swap agreements	—	8	8
Total Assets	359	1,255	1,614

Liabilities
Derivative instruments
Interest rate swap agreements	—	(11)	(11)
Total Liabilities	—	(11)	(11)

December 31, 2016	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$287	$—	$287
Foreign government bonds	—	36	36
Asset-backed securities	—	138	138
Mortgage-backed securities	—	89	89
Corporate notes and bonds	—	691	691
Municipal securities	—	11	11
Total Marketable securities	287	965	1,252
Derivative instruments
Fuel hedge call options	—	20	20
Total Assets	287	985	1,272

Liabilities
Derivative instruments
Interest rate swap agreements	—	(5)	(5)
Total Liabilities	—	(5)	(5)

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

Activity and Maturities for Marketable Securities

Activity for marketable securities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales and maturities	$528	$280	$1,069	$638

Maturities for marketable securities (in millions):

September 30, 2017	Cost Basis	Fair Value
Due in one year or less	$193	$193
Due after one year through five years	1,367	1,367
Due after five years through 10 years	36	36
Due after 10 years	—	—
Total	$1,596	$1,596

Management does not believe any unrealized losses represent other-than-temporary impairments based on its evaluation of available information as of September 30, 2017.

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

	September 30, 2017	December 31, 2016
Carrying amount	$1,024	$1,179
Fair value	1,034	1,199

Assets and Liabilities Measured at Fair Value on Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No impairment was recognized in the three and nine months ended September 30, 2017 or September 30, 2016.

NOTE 4. FREQUENT FLYER PROGRAMS

Frequent flyer program deferred revenue and liabilities included in the consolidated balance sheets (in millions):

	September 30, 2017	December 31, 2016
Current Liabilities:
Other accrued liabilities	$509	$484
Other Liabilities and Credits:
Deferred revenue	682	638
Other liabilities	24	21
Total	$1,215	$1,143

Frequent flyer program revenue included in the consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Passenger revenues	$94	$73	$276	$215
Other—net revenues	122	107	369	318
Total	$216	$180	$645	$533

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	September 30, 2017	December 31, 2016
Fixed-rate notes payable due through 2028	$1,024	$1,179
Variable-rate notes payable due through 2028	1,693	1,803
Less debt issuance costs	(16)	(18)
Total debt	2,701	2,964
Less current portion	334	319
Long-term debt, less current portion	$2,367	$2,645

Weighted-average fixed-interest rate	4.3%	4.4%
Weighted-average variable-interest rate	2.6%	2.4%

During the nine months ended September 30, 2017, the Company made debt payments of $265 million.

At September 30, 2017, long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2017	$55
2018	350
2019	422
2020	449
2021	422
Thereafter	1,016
Total	$2,714

Bank Lines of Credit

The Company has three credit facilities with availability totaling $475 million. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility increased from $100 million to $250 million in June 2017. It expires in June 2021 and is secured by aircraft. The second credit facility increased from $52 million to $75 million in September 2017. It expires in September 2018 with a mechanism for annual renewal and is secured by aircraft. The third credit facility increased from $100 million to $150 million in March 2017. It expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has secured letters of credit against the $75 million facility, but has no plans to borrow using either of the two other facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company is in compliance with this covenant at September 30, 2017.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for the qualified defined-benefit plans included the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$10	$9	$30	$27
Interest cost	19	18	55	55
Expected return on assets	(27)	(27)	(80)	(81)
Amortization of prior service cost (credit)	(1)	(1)	(1)	(1)
Recognized actuarial loss (gain)	7	7	20	19
Total	$8	$6	$24	$19

The Company contributed $15 million to the defined-benefit pension plan during the three months ended September 30, 2017.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of September 30, 2017 (in millions):

	Aircraft Leases	Facility Leases	Aircraft Purchase Commitments	Capacity Purchase Agreements (a)	Aircraft Maintenance Deposits	Aircraft Maintenance and Parts Management
Remainder of 2017	$77	$34	$168	$21	$15	$8
2018	342	73	956	118	61	32
2019	344	65	806	151	65	35
2020	317	63	352	158	68	37
2021	280	55	273	165	63	40
Thereafter	1,263	204	355	1,250	90	—
Total	$2,623	$494	$2,910	$1,863	$362	$152

(a)	Includes all non-aircraft lease costs associated with capacity purchase agreements.

Lease Commitments

Aircraft lease commitments include future obligations for all of the Company's operating airlines—Alaska, Virgin America and Horizon, as well as aircraft leases operated by third-parties. At September 30, 2017, the Company had lease contracts for 10 Boeing 737 ("B737") aircraft, 55 Airbus aircraft, 15 Bombardier Q400 aircraft, and 21 Embraer 175 ("E175") with SkyWest Airlines, Inc. ("SkyWest"). The Company has an additional eight scheduled lease deliveries of A321neo aircraft through 2018, as well as 14 scheduled lease deliveries of E175 aircraft through 2018 to be flown by Skywest. All lease contracts have remaining non-cancelable lease terms ranging from 2017 to 2030. The Company has the option to increase capacity flown by SkyWest with eight additional E175 aircraft deliveries in 2020. Options to lease are not reflected in the commitments table above.

Facility lease commitments primarily include airport and terminal facilities and building leases. Total rent expense for aircraft and facility leases was $145 million and $82 million for the three months ended September 30, 2017 and 2016, and $406 million and $226 million for the nine months ended September 30, 2017 and 2016.

Aircraft Purchase Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of September 30, 2017, the Company had commitments to purchase 48 B737 aircraft (16 B737 NextGen aircraft and 32 B737 MAX aircraft, with deliveries in the remainder of 2017 through 2023) and 23 E175 aircraft with deliveries in 2018 through 2019, which reflects Horizon's deferral of three E175 aircraft from 2017 to 2018. The Company also has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2020 through 2022. In addition, the Company has options to purchase 37 B737 aircraft and 30 E175 aircraft. The cancelable purchase commitments and option payments are not reflected in the table above.

Capacity Purchase Agreements ("CPAs")

At September 30, 2017, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity to Alaska under a CPA with Alaska. In addition, Alaska has CPAs with SkyWest to fly certain routes in the Lower 48 and Canada and with Peninsula Airways, Inc. ("PenAir") to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

Aircraft Maintenance Deposits

Virgin America is contractually required to make maintenance deposit payments to aircraft lessors, which represent maintenance reserves made solely to collateralize the lessor for future maintenance events should the Company not perform required maintenance. Most lease agreements provide that maintenance reserves are reimbursable upon completion of the major maintenance event in an amount equal to the lesser of (i) the amount qualified for reimbursement from maintenance reserves held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event.

Aircraft Maintenance and Parts Management

Through its acquisition of Virgin America, the Company has a separate maintenance-cost-per-hour contract for management and repair of certain rotable parts to support airframe and engine maintenance and repair. This agreement requires monthly payments based upon utilization, such as flight hours, cycles and age of the aircraft, and, in turn, the agreement transfers certain risks to the third-party service provider. There are minimum payments under this agreement. Accordingly, payments could differ materially based on actual aircraft utilization.

Subsequent to September 30, 2017, Alaska entered into a similar contract for maintenance on its B737-800 aircraft engines. Payments under this agreement are not reflected in the table above.

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

NOTE 8. SHAREHOLDERS' EQUITY

Dividends

During the three months ended September 30, 2017, the Company declared and paid cash dividends of $0.30 per share, or $37 million. During the nine months ended September 30, 2017, the Company declared and paid cash dividends of $0.90 per share, or $111 million.

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. The program was paused in the second quarter of 2016 in anticipation of the acquisition of Virgin America. The Company resumed the share repurchase program in the second quarter of 2017. As of September 30, 2017, the Company has repurchased 4.7 million shares for $363 million under this program. Subsequent to September 30, 2017, the Company repurchased an additional 369,182 shares for $25 million.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2015 Repurchase Program—$1 billion	355,415	$28	—	$—	612,095	$50	2,594,809	$193

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax (in millions):

	September 30, 2017	December 31, 2016
Marketable securities	$—	$(3)
Employee benefit plans	(287)	(299)
Interest rate derivatives	(2)	(3)
Total	$(289)	$(305)

Earnings Per Share ("EPS")

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three and nine months ended September 30, 2017 and 2016, anti-dilutive shares excluded from the calculation of EPS were not material.

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

Operating segment information is as follows (in millions):

	Three Months Ended September 30, 2017
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$1,562	$—	$—	$—	$1,562	$—	$1,562
Regional	—	262	—	—	262	—	262
Total passenger revenues	1,562	262	—	—	1,824	—	1,824
CPA revenues	—	—	112	(112)	—	—	—
Freight and mail	30	1	1	—	32	—	32
Other—net	242	21	1	—	264	—	264
Total operating revenues	1,834	284	114	(112)	2,120	—	2,120
Operating expenses
Operating expenses, excluding fuel	1,077	219	105	(112)	1,289	24	1,313
Economic fuel	328	45	—	—	373	(5)	368
Total operating expenses	1,405	264	105	(112)	1,662	19	1,681
Nonoperating income (expense)
Interest income	11	—	—	(2)	9	—	9
Interest expense	(23)	—	(4)	1	(26)	—	(26)
Other	5	—	—	—	5	—	5
Total Nonoperating income (expense)	(7)	—	(4)	(1)	(12)	—	(12)
Income (loss) before income tax	$422	$20	$5	$(1)	$446	$(19)	$427

	Three Months Ended September 30, 2016
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$1,073	$—	$—	$—	$1,073	$—	$1,073
Regional	—	249	—	—	249	—	249
Total passenger revenues	1,073	249	—	—	1,322	—	1,322
CPA revenues	—	—	109	(109)	—	—	—
Freight and mail	30	1	—	—	31	—	31
Other—net	190	21	1	1	213	—	213
Total operating revenues	1,293	271	110	(108)	1,566	—	1,566
Operating expenses
Operating expenses, excluding fuel	727	202	99	(109)	919	22	941
Economic fuel	188	34	—	—	222	3	225
Total operating expenses	915	236	99	(109)	1,141	25	1,166
Nonoperating income (expense)
Interest income	7	—	—	—	7	—	7
Interest expense	(7)	—	(2)	(2)	(11)	—	(11)
Other	5	—	—	1	6	—	6
Total Nonoperating income (expense)	5	—	(2)	(1)	2	—	2
Income (loss) before income tax	$383	$35	$9	$—	$427	$(25)	$402

	Nine Months Ended September 30, 2017
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$4,390	$—	$—	$—	$4,390	$—	$4,390
Regional	—	725	—	—	725	—	725
Total passenger revenues	4,390	725	—	—	5,115	—	5,115
CPA revenues	—	—	317	(317)	—	—	—
Freight and mail	84	3	1	—	88	—	88
Other—net	708	57	3	—	768	—	768
Total operating revenues	5,182	785	321	(317)	5,971	—	5,971
Operating expenses
Operating expenses, excluding fuel	3,101	625	324	(316)	3,734	88	3,822
Economic fuel	924	120	—	—	1,044	7	1,051
Total operating expenses	4,025	745	324	(316)	4,778	95	4,873
Nonoperating income (expense)
Interest income	27	—	—	(2)	25	—	25
Interest expense	(68)	—	(9)	—	(77)	—	(77)
Other	11	—	1	—	12	—	12
Total Nonoperating income (expense)	(30)	—	(8)	(2)	(40)	—	(40)
Income (loss) before income tax	1,127	40	(11)	(3)	1,153	(95)	1,058

	Nine Months Ended September 30, 2016
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger
Mainline	$3,036	$—	$—	$—	$3,036	$—	$3,036
Regional	—	682	—	—	682	—	682
Total passenger revenues	3,036	682	—	—	3,718	—	3,718
CPA revenues	—	—	322	(322)	—	—	—
Freight and mail	79	3	—	—	82	—	82
Other—net	546	57	3	1	607	—	607
Total operating revenues	3,661	742	325	(321)	4,407	—	4,407
Operating expenses
Operating expenses, excluding fuel	2,107	580	305	(322)	2,670	36	2,706
Economic fuel	512	90	—	—	602	(9)	593
Total operating expenses	2,619	670	305	(322)	3,272	27	3,299
Nonoperating income (expense)
Interest income	19	—	1	—	20	—	20
Interest expense	(23)	—	(7)	(3)	(33)	—	(33)
Other	15	—	—	4	19	—	19
Total Nonoperating income (expense)	11	—	(6)	1	6	—	6
Income (loss) before income tax	1,053	72	14	2	1,141	(27)	1,114

(a)	Includes consolidating entries, Parent Company, McGee Air Services, and other immaterial business units.

(b)
The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain income and charges.

(c)	Includes merger-related costs and mark-to-market fuel-hedge accounting charges.

Total assets were as follows (in millions):

	September 30, 2017	December 31, 2016
Mainline	$16,382	$15,260
Horizon	914	690
Consolidating & Other	(6,557)	(5,988)
Consolidated	$10,739	$9,962

NOTE 10. SUBSEQUENT EVENTS

On October 30, 2017, the Company received a final decision from a third-party arbitration panel on increased wage rates and retirement contributions for pilots of Alaska Airlines and Virgin America.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our company, segment operations and present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. This overview summarizes the MD&A, which includes the following sections:

•	Third Quarter Review—highlights from the third quarter of 2017 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and nine months ended September 30, 2017. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. As Virgin America was acquired on December 14, 2016, its financial and operational results are reflected in the three and nine months ended September 30, 2017 but not in the comparative prior period. However, for comparability purposes, we have added "Combined Comparative" information for the prior year, which is more fully described below. This section includes forward-looking statements regarding our view of the remainder of 2017.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

THIRD QUARTER REVIEW

Our consolidated pretax income was $427 million during the third quarter of 2017, compared to $402 million in the third quarter of 2016. The increase in pretax income of $25 million was primarily driven by an increase in revenues of $554 million, partially offset by a $372 million increase in non-fuel expense and a $143 million increase in fuel expense.

As we completed the acquisition of Virgin America on December 14, 2016, our results of operations for the three months ended September 30, 2017 include those of Virgin America and the impact of purchase accounting. Our results of operations for the three months ended September 30, 2016 do not include those of Virgin America.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the third quarter of 2017, our on-time performance was 85.0% for Alaska, 73.3% for Virgin America and 78.6% for Horizon. Air traffic control issues and airport runway construction have negatively impacted our on-time performance, particularly in Seattle, Los Angeles, and San Francisco where we have a large concentration of flights. While these challenges negatively impact all airlines that operate in the affected markets, we plan to continue working to mitigate the impact in 2018. Additionally, pilot shortages at Horizon resulted in approximately 1,300 canceled flights and a reduction in scheduled service into the fourth quarter and early 2018. As a result of these adjustments to the flight schedule and our recent pilot hiring efforts, we anticipate that operational headwinds will be behind us by year end.

New Markets

We launched 20 new routes during the quarter, which is the most we have ever launched in one quarter. In total, we have announced approximately 40 new markets since the acquisition of Virgin America as we begin to realize the network and revenue synergies from bringing our two airlines together.

Shareholder Return

During the third quarter of 2017, we paid cash dividends of $37 million and repurchased 355,415 shares for $28 million. Subsequent to September 30, 2017, we repurchased an additional 369,182 shares for $25 million.

Labor Update

Each of our represented groups, other than aircraft technicians, has been certified by the National Mediation Board as having single carrier status which allows for Virgin America teammates to be represented by unions that currently represent Alaska's work groups and enables work toward single collective bargaining agreements.

We were not able to come to an agreement during negotiations or mediation with our pilots, so Alaska and the Air Line Pilots Association presented their respective positions to a third-party arbitration panel during the third quarter. On October 30, 2017, we received a decision from the arbitration panel on new wage rates and retirement contributions for pilots of Alaska Airlines and Virgin America. This award is binding and is effective November 1, 2017. The wage rates equate to an approximately 33% increase for top-of-scale captains at Virgin America and approximately 16% for top-of-scale captains at Alaska Airlines with a 3% increase in rates effective April 1, 2018 and April 1, 2019.

The decision increases contribution rates for pilots in defined contribution only retirement plans from 13.5% at Alaska and 12% at Virgin America to 15% effective immediately and to 15.5% effective January 1, 2019.

We estimate the impact of this new contract over the status quo to be an incremental cost of approximately $24 million for the remainder of 2017, $150 million in 2018, and $180 million in 2019. Over the life of the contract, the average annualized impact is approximately $160 million to $165 million compared to the $140 million estimate of our proposal at arbitration.

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

We are focused on the successful integration of Virgin America, which includes obtaining a Single Operating Certificate ("SOC") in early 2018 and a single Passenger Service System ("PSS"), or more commonly known as the reservations system, in the second quarter of 2018. The single PSS has been accelerated from later in 2018 and is expected to bring forward approximately $20 million of revenue synergies into 2018. Our priority throughout the integration process is to run our airlines well and maintain a safe, compliant and low-cost operation, while providing a remarkable experience for our guests. The combined airline will adopt Alaska’s name and logo, retiring the Virgin America name sometime in late 2019. Over the next several months we will focus on enhancing our guest experience and will adopt certain aspects of Virgin America’s brand elements, including enhanced inflight connectivity, inflight entertainment content, mood lighting, music and the relentless desire to make flying a different experience for guests. We will continue to enhance our fresh, healthy, West Coast-inspired onboard food and beverage menus and expect our First Class guests on Alaska will be able to pre-select meals before they fly starting this year. Alaska’s main cabin guests will also be able to pre-pay for their meals in advance in 2018, with Airbus flights soon to follow. Our onboard Free Chat service and free entertainment was added to Airbus flights in August 2017. We also plan to expand the premium class offering on our Airbus fleet beginning in 2018 and have our entire fleet equipped with high-speed satellite Wi-Fi by early 2020.

In January 2018, Alaska Mileage Plan™ will become our sole loyalty program, offering guests more rewards, an expansive global partner network and the only major airline loyalty program that still rewards a mile flown with a mile earned on Alaska and Virgin America flights.

We intend to minimize any disruption to our guests during the integration efforts by being transparent about the progress we are making and how the changes may affect them. Employee engagement throughout the integration will remain a top priority as well, ensuring that employees remain engaged, informed and excited about the changes. We remain focused on capturing the value and synergies created by combining these two great airlines.

Currently, we expect to grow our combined network capacity in 2017 by 7.2%. The growth rate compares 2017 system-wide capacity to historical Air Group and Virgin America combined capacity in 2016. Current schedules indicate competitive capacity will increase by approximately 5% in the fourth quarter of 2017, and approximately 9% in the first quarter of 2018. We believe that our product, our operation, our low-cost structure, our engaged employees, our award-winning service, and our award-winning Mileage Plan™ program, combined with our strong balance sheet, give us the ability to compete effectively in our markets.

Our current expectations for capacity and CASM excluding fuel and special items for the remainder of 2017 are summarized below. These expectations are from a "Combined Comparative" perspective, calculated as the sum of historical results for Alaska Air Group and Virgin America for the 2016 comparative periods:

	Forecast Q4 2017	Q4 2016 Combined Comparative(a)	% Change
Capacity (ASMs in millions)	15,950 - 16,000	14,404	~ 11%
Cost per ASM excluding fuel and special items (cents)	8.50¢ - 8.55¢	8.25¢	~ 3%
Fuel gallons (millions)	204	184	~ 11%
Economic fuel cost per gallon	$1.95	$1.66	~ 17.5%

	Forecast Full Year 2017	2016 Combined Comparative(a)	% Change
Capacity (ASMs in millions)	62,130 - 62,160	57,953	~ 7.2%
Cost per ASM excluding fuel and special items (cents)	8.19¢ - 8.21¢	8.04¢	~ 2%
Fuel gallons (millions)	795	739	~ 7.5%
Economic fuel cost per gallon	$1.81	$1.54	~ 17.5%

(a)	Refer to our Investor Update issued on October 25, 2017 on Form 8-K for further details of the calculation of the three and twelve months ended December 31, 2016 combined data.

We currently expect capacity growth of approximately 8% for the full year 2018. We expect unit costs to increase in 2018. This increase is driven by increases in pilot wages as a result of the pilot arbitration decision, a new engine services deal, our growing mix of regional flying, and continued costs associated with the integration.

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

OPERATING STATISTICS SUMMARY
As the acquisition closed on December 14, 2016, Consolidated and Mainline amounts presented below include Virgin America results for the three and nine months ended September 30, 2017 and not for the prior period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change(d)	2017	2016	Change(d)
Consolidated Operating Statistics:(a)
Revenue passengers (000)	11,645	9,054	28.6%	33,063	25,536	29.5%
RPMs (000,000) "traffic"	13,811	9,601	43.8%	39,073	27,569	41.7%
ASMs (000,000) "capacity"	16,164	11,212	44.2%	46,170	32,728	41.1%
Load factor	85.4%	85.6%	(0.2) pts	84.6%	84.2%	0.4 pts
Yield	13.21¢	13.77¢	(4.1)%	13.09¢	13.49¢	(3.0)%
PRASM	11.29¢	11.79¢	(4.2)%	11.08¢	11.36¢	(2.5)%
RASM	13.12¢	13.97¢	(6.1)%	12.93¢	13.47¢	(4.0)%
CASM excluding fuel and special items(b)	7.98¢	8.20¢	(2.7)%	8.09¢	8.16¢	(0.9)%
Economic fuel cost per gallon(b)	$1.80	$1.58	13.9%	$1.76	$1.47	19.7%
Fuel gallons (000,000)	207	140	47.9%	592	410	44.4%
ASMs per fuel gallon	78.1	80.1	(2.5)%	78.0	79.8	(2.3)%
Average full-time equivalent employees (FTEs)	20,743	14,674	41.4%	19,723	14,500	36.0%
Mainline Operating Statistics:
Revenue passengers (000)	9,142	6,507	40.5%	25,875	18,432	40.4%
RPMs (000,000) "traffic"	12,694	8,595	47.7%	36,046	24,767	45.5%
ASMs (000,000) "capacity"	14,796	9,987	48.2%	42,398	29,216	45.1%
Load factor	85.8%	86.1%	(0.3) pts	85.0%	84.8%	0.2 pts
Yield	12.31¢	12.49¢	(1.4)%	12.18¢	12.26¢	(0.7)%
PRASM	10.56¢	10.75¢	(1.8)%	10.36¢	10.39¢	(0.3)%
RASM	12.40¢	12.96¢	(4.3)%	12.22¢	12.53¢	(2.5)%
CASM excluding fuel and special items(b)	7.28¢	7.28¢	—%	7.32¢	7.21¢	1.5%
Economic fuel cost per gallon(b)	$1.79	$1.57	14.0%	$1.76	$1.46	20.5%
Fuel gallons (000,000)	183	119	53.8%	526	350	50.3%
ASMs per fuel gallon	80.9	83.9	(3.6)%	80.6	83.5	(3.5)%
Average FTEs	15,862	11,397	39.2%	15,439	11,260	37.1%
Aircraft utilization	11.4	10.6	7.5%	11.1	10.7	3.7%
Average aircraft stage length	1,300	1,203	8.1%	1,296	1,218	6.4%
Operating fleet	218	154	64 a/c	218	154	64 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,503	2,547	(1.7)%	7,188	7,105	1.2%
RPMs (000,000) "traffic"	1,117	1,006	11.0%	3,027	2,801	8.1%
ASMs (000,000) "capacity"	1,368	1,225	11.7%	3,772	3,512	7.4%
Load factor	81.7%	82.1%	(0.4 pts)	80.2%	79.8%	0.4 pts
Yield	23.48¢	24.75¢	(5.1)%	23.95¢	24.35¢	(1.6)%
PRASM	19.17¢	20.32¢	(5.7)%	19.22¢	19.43¢	(1.1)%
Operating fleet	83	69	14 a/c	83	69	14 a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

(d)	See Combined Comparative information in the accompanying pages for year-over-year comparisons including Virgin America.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2017 TO THREE MONTHS ENDED SEPTEMBER 30, 2016

Our consolidated net income for the three months ended September 30, 2017 was $266 million, or $2.14 per diluted share, compared to net income of $256 million, or $2.07 per diluted share, for the three months ended September 30, 2016. As the acquisition of Virgin America closed on December 14, 2016, our financial results include results of Virgin America for the three months ended September 30, 2017, but not for the comparable prior period.

Excluding the impact of merger-related costs and mark-to-market fuel hedge adjustments, our adjusted net income for the third quarter of 2017 was $278 million, or $2.24 per diluted share, compared to an adjusted net income of $272 million, or $2.20 per diluted share, in the third quarter of 2016. The following tables reconcile our adjusted net income and adjusted earnings per diluted share ("EPS") to amounts as reported in accordance with GAAP:

	Three Months Ended September 30,
	2017		2016
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income and diluted EPS	$266	$2.14	$256	$2.07
Mark-to-market fuel hedge adjustments	(5)	(0.04)	3	0.02
Special items—merger-related costs	24	0.20	22	0.18
Income tax effect on special items and fuel hedge adjustments	(7)	(0.06)	(9)	(0.07)
Non-GAAP adjusted net income and diluted EPS	$278	$2.24	$272	$2.20

CASM reconciliation is summarized below:

	Three Months Ended September 30,
(in cents)	2017		2016		% Change
Consolidated:
CASM	10.40	¢	10.40	¢	—%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.27		2.01		12.9%
Special items—merger-related costs	0.15		0.19		(21.1)%
CASM excluding fuel and special items	7.98	¢	8.20	¢	(2.7)%

Mainline:
CASM	9.63	¢	9.41	¢	2.3%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.19		1.91		14.7%
Special items—merger-related costs	0.16		0.22		(27.3)%
CASM excluding fuel and special items	7.28	¢	7.28	¢	—%

We believe that analysis of specific financial and operational results on a combined basis provides more meaningful year-over-year comparisons. The discussion below includes "Combined Comparative" results for the three months ended September 30, 2016, determined as the sum of the historical consolidated results of Air Group and of Virgin America. Virgin America's financial information has been conformed to reflect Air Group's historical financial statement presentation. This information does not purport to reflect what our financial and operational results would have been had the acquisition been consummated at the beginning of the periods presented.

COMBINED COMPARATIVE OPERATING STATISTICS

	Three Months Ended September 30,
	2017	2016 as Reported	2016 Virgin America	2016 Combined	Change
Consolidated:
Revenue passengers (in 000)	11,645	9,054	2,175	11,229	3.7%
RPMs (in 000,000)	13,811	9,601	3,321	12,922	6.9%
ASMs (in 000,000)	16,164	11,212	3,867	15,079	7.2%
Load Factor	85.4%	85.6%	(a)	85.7%	(0.3) pts
PRASM	11.29¢	11.79¢	(a)	11.43¢	(1.2)%
RASM	13.12¢	13.97¢	(a)	13.34¢	(1.6)%
CASMex	7.98¢	8.20¢	(a)	7.90¢	1.0%
FTEs	20,743	14,674	2,888	17,562	18.1%

Mainline:
RPMs (in 000,000)	12,694	8,595	3,321	11,916	6.5%
ASMs (in 000,000)	14,796	9,987	3,867	13,854	6.8%
Load Factor	85.8%	86.1%	(a)	86.0%	(0.2) pts
PRASM	10.56¢	10.75¢	(a)	10.65¢	(0.8)%

(a)	2016 Combined operating statistics have been recalculated using the combined results.

COMBINED COMPARATIVE OPERATING REVENUES

Total operating revenues increased $554 million, or 35%, during the third quarter of 2017 compared to the same period in 2016. On a Combined Comparative basis, total operating revenues increased $108 million or 5%. The changes, including the reconciliation of the impact of Virgin America on the comparative results, are summarized in the following table:

	Three Months Ended September 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Passenger
Mainline	$1,562	$1,073	$402	$1,475	$87	5.9%
Regional	262	249	—	249	13	5.2%
Total passenger revenue	1,824	1,322	402	1,724	100	5.8%
Freight and mail	32	31	—	31	1	3.2%
Other—net	264	213	44	257	7	2.7%
Total operating revenues	$2,120	$1,566	$446	$2,012	$108	5.4%

Passenger Revenue—Mainline

On a consolidated basis, Mainline passenger revenue for the third quarter of 2017 increased by $489 million, or 46%, on a 48% increase in capacity driven by the acquisition of Virgin America, partially offset by a 2% decrease in unit revenues. On a Combined Comparative basis, Mainline passenger revenue for the third quarter of 2017 increased by 6%, due to a 7% increase in capacity, slightly offset by a 1% decrease in unit revenues compared to the combined third quarter of 2016. The increase in capacity was driven by our continued network expansion and aircraft added to our fleet since the third quarter of 2016. The decrease in PRASM was driven by decreased load factors coupled with lower ticket yields. The lower yields were impacted by our new market growth and by competitor pricing actions felt more acutely in our California markets.

Passenger Revenue—Regional

Regional passenger revenue increased 5% compared to the third quarter of 2016 primarily, driven by a 12% increase in capacity. The increase in capacity was offset by a 6% decrease in PRASM. The decrease in Regional PRASM was largely driven by growth and competitive pricing actions. The operational challenges at Horizon, due in large part to a shortage of pilot

s, resulted in a significant number of flight cancellations that led us to either refund or re-accommodate passengers. We estimate these cancellations resulted in lost revenues for Air Group of approximately $25 million to $30 million.

Other—Net

Other—net revenue increased $51 million, or 24%, from the third quarter of 2016. Frequent flyer revenue contributed $15 million of the increase, primarily driven by a significant increase in miles sold to our affinity credit card partner in the Mileage Plan program. The remainder of the increase was due to higher ancillary revenues. On a Combined Comparative basis, Other—net revenue increased $7 million, or 3%.

COMBINED COMPARATIVE OPERATING EXPENSES

Total operating expenses increased $515 million, or 44%, compared to the third quarter of 2016. On a Combined Comparative basis, total operating expenses increased $159 million, or 10%. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Fuel expense	$368	$225	$81	$306	$62	20.3%
Non-fuel expenses	1,289	919	273	1,192	97	8.1%
Special items—merger-related costs	24	22	2	24	—	—%
Total operating expenses	$1,681	$1,166	$356	$1,522	$159	10.4%

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

Aircraft fuel expense increased $143 million, or 64% compared to the third quarter of 2016. On a Combined Comparative basis, aircraft fuel expense increased $62 million or 20%. The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
	2017		2016 as Reported		2016 Combined
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$368	$1.78	$218	$1.55	$298	$1.54
Losses on settled hedges	5	0.02	4	0.03	5	0.03
Consolidated economic fuel expense	373	1.80	222	1.58	$303	$1.57
Mark-to-market fuel hedge adjustments	(5)	(0.02)	3	0.02	3	0.02
GAAP fuel expense	$368	$1.78	$225	$1.60	$306	$1.59
Fuel gallons	207		140		192

On a Combined Comparative basis, raw fuel expense per gallon for the three months ended September 30, 2017 increased by 16% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the third quarter of 2017 was primarily driven by a 76% increase in refining margins and an 8% increase in crude oil prices, when compared to the prior year. Fuel gallons consumed increased by 15 million gallons, or 8%, in line with the increase in capacity.

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

We recognized total losses of $5 million and $4 million for hedges that settled during the third quarter of 2017 and 2016 as reported. These amounts represent the net cash paid, including the premium expense recognized for those hedges.

Non-fuel Expenses and Non-special Items

The table below provides the reconciliation of the impact of Virgin America on the comparative results for each of our operating expense line items, excluding fuel and special items. Significant operating expense variances from 2016 are more fully described below.

	Three Months Ended September 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Wages and benefits	$475	$340	$72	$412	$63	15.3%
Variable incentive pay	40	31	11	42	(2)	(4.8)%
Aircraft maintenance	88	64	17	81	7	8.6%
Aircraft rent	70	25	48	73	(3)	(4.1)%
Landing fees and other rentals	124	89	28	117	7	6.0%
Contracted services	76	63	16	79	(3)	(3.8)%
Selling expenses	91	58	34	92	(1)	(1.1)%
Depreciation and amortization	95	101	11	112	(17)	(15.2)%
Food and beverage service	50	31	13	44	6	13.6%
Third-party regional carrier expense	30	25	—	25	5	20.0%
Other	150	92	23	115	35	30.4%
Total non-fuel and non-special operating expenses	$1,289	$919	273	1,192	97	8.1%

Wages and Benefits

Wages and benefits increased during the third quarter of 2017 by $135 million, or 40%. On a Combined Comparative basis, total wages and benefits increased by $63 million, or 15%. The primary components of wages and benefits, including a reconciliation of 2016 on a Combined Comparative basis, are shown in the following table:

	Three Months Ended September 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Wages	$358	$250	$58	$308	$50	16.2%
Pension—Defined benefit plans	8	6	—	6	2	33.3%
Defined contribution plans	25	16	5	21	4	19.0%
Medical and other benefits	59	50	6	56	3	5.4%
Payroll taxes	25	18	3	21	4	19.0%
Total wages and benefits	$475	$340	$72	$412	$63	15.3%

On a Combined Comparative basis, wages increased 16% with an 18% increase in FTEs. The increase in FTEs is attributable to the growth in our business, as well as the growth in McGee Air Services which has brought certain airport ground service positions in-house that were previously reflected in our Contracted services expense. Additionally, irregular operations and flight cancellations during the third quarter resulted in significant overtime for our customer service agents and reservations agents.

Depreciation and Amortization

Depreciation and amortization expense decreased by $6 million, or 6%, during the third quarter of 2017 compared to the same period in 2016. On a Combined Comparative basis, depreciation and amortization expense decreased by $17 million, or 15%. This decrease was primarily driven by a change in the estimated useful lives of certain B737 operating aircraft and related parts from 20 years to 25 years, which was effective October 1, 2016, partially offset by aircraft additions since September 30, 2016.

Other Operating Expenses

Other operating expenses increased by $58 million, or 63%, during the third quarter of 2017 compared to the same period in 2016. On a Combined Comparative basis, other operating expenses increased by $35 million, or 30%. The increase is primarily due to additional costs incurred for crew hotel costs, passenger disruption costs, training costs for front-line employees, scrapped parts inventory, and certain information technology costs. These increases were largely driven by the growth in our business and increased costs from flight cancellations and delays during the quarter. .

Nonoperating Income (Expense)

During the third quarter of 2017 we recorded nonoperating expense of $12 million compared to income of $2 million in the same period in 2016. On a Combined Comparative basis, nonoperating expense increased by $9 million, primarily due to interest expense incurred in the current year on the debt issued in 2016 to finance the acquisition of Virgin America.

Additional Segment Information

Refer to Note 9 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded adjusted pretax profit of $422 million in the third quarter of 2017 compared to $383 million in the third quarter of 2016. On a Combined Comparative basis, Mainline adjusted pretax profit decreased by $48 million. The table below provides the reconciliation of the impact of Virgin America on the comparative results for our Mainline segment, excluding merger-related costs and mark-to-market fuel-hedge accounting charges:

	Three Months Ended September 30,
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Change
Mainline
Operating revenues	$1,834	$1,293	$446	$1,739	$95
Non-fuel, non-special operating expenses	1,077	727	273	1,000	77
Economic fuel	328	188	81	269	59
Operating income	429	378	92	470	(41)
Nonoperating income (expense)	(7)	5	(5)	—	(7)
Pretax profit	$422	$383	$87	$470	$(48)

The $48 million decrease in Combined Comparative pretax profit was primarily driven by a $77 million increase in non-fuel operating expenses and a $59 million increase in economic fuel cost, partially offset by a $95 million increase in operating revenues. The increase in non-fuel expense was primarily driven by higher wages to support our growth and higher other operating expenses as described above. The increase in economic fuel expense was driven by higher raw fuel costs and refining margins. The increase in operating revenues was primarily driven by higher capacity and an increase in frequent flyer revenue as described above.

Regional

Our Regional operations contributed a pretax profit of $20 million in the third quarter of 2017 compared to $35 million in the third quarter of 2016. The decrease in pretax profit was attributable to higher non-fuel operating expense, due to increased capacity and the operational disruptions at Horizon during the third quarter. Increased costs were partially offset by a $13 million increase in operating revenues as described in Passenger Revenue—Regional.

Horizon

Horizon incurred a pretax profit of $5 million in the third quarter of 2017 compared to $9 million in the third quarter of 2016. The change in pretax profit was primarily driven by a $4 million increase in operating revenue, partially offset by higher non-fuel operating expenses attributable to higher wage and pilot training expense as a result of the increase in FTEs, along with other increased costs associated with flight cancellations during the current quarter.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2017 TO NINE MONTHS ENDED SEPTEMBER 30, 2016

Our consolidated net income for the nine months ended September 30, 2017 was $661 million, or $5.31 per diluted share, compared to net income of $700 million, or $5.63 per diluted share, for the nine months ended September 30, 2016. As the acquisition of Virgin America closed on December 14, 2016, our financial results include results of Virgin America for the nine months ended September 30, 2017, but not for the prior periods.

Excluding the impact of merger-related costs and mark-to-market fuel hedge adjustments, our adjusted net income for the nine months ended September 30, 2017 was $721 million, or $5.79 per diluted share, compared to an adjusted net income of $717 million, or $5.77 per diluted share, in the nine months ended September 30, 2016. The following tables reconcile our adjusted net income and diluted EPS to amounts as reported in accordance with GAAP:

	Nine Months Ended September 30,
	2017		2016
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income and diluted EPS	$661	$5.31	$700	$5.63
Mark-to-market fuel hedge adjustments	7	0.06	(9)	(0.07)
Special items—merger-related costs	88	0.70	36	0.29
Income tax effect on special items and fuel hedge adjustments	(35)	(0.28)	(10)	(0.08)
Non-GAAP adjusted net income and diluted EPS	$721	$5.79	$717	$5.77

Our operating costs per ASM are summarized below:

	Nine Months Ended September 30,
(in cents)	2017		2016		% Change
Consolidated:
CASM	10.55	¢	10.08	¢	4.7%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.27		1.81		25.4%
Special items—merger-related costs	0.19		0.11		72.7%
CASM excluding fuel and special items	8.09	¢	8.16	¢	(0.9)%

Mainline:
CASM	9.72	¢	9.06	¢	7.3%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.19		1.72		27.3%
Special items—merger-related costs	0.21		0.13		61.5%
CASM excluding fuel and special items	7.32	¢	7.21	¢	1.5%

COMBINED COMPARATIVE OPERATING STATISTICS

	Nine Months Ended September 30,
	2017	2016 as Reported	2016 Virgin America	2016 Combined	Change
Consolidated:
Revenue passengers (in 000)	33,063	25,536	6,029	31,565	4.7%
RPMs (in 000,000)	39,073	27,569	9,101	36,670	6.6%
ASMs (in 000,000)	46,170	32,728	10,821	43,549	6.0%
Load Factor	84.6%	84.2%	(a)	84.2%	0.4 pts
PRASM	11.08¢	11.36¢	(a)	11.10¢	(0.2)%
RASM	12.93¢	13.47¢	(a)	12.95¢	(0.2)%
CASMex	8.09¢	8.16¢	(a)	7.98¢	1.4%
FTEs	19,723	14,500	2,771	17,271	14.2%

Mainline:
RPMs (in 000,000)	36,046	24,767	9,101	33,868	6.4%
ASMs (in 000,000)	42,398	29,216	10,821	40,037	5.9%
Load Factor	85.0%	84.8%	(a)	84.6%	0.4 pts
PRASM	10.36¢	10.39¢	(a)	10.37¢	(0.1)%

(a)	2016 Combined operating statistics have been recalculated using the combined results.

COMBINED COMPARATIVE OPERATING REVENUES

Total operating revenues increased $1.6 billion, or 35%, during the first nine months of 2017 compared to the same period in 2016. On a Combined Comparative basis, total operating revenues increased $330 million, or 6%. The changes, including the reconciliation of the impact of Virgin America on the comparative results, are summarized in the following table:

	Nine Months Ended September 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Passenger
Mainline	$4,390	$3,036	$1,115	$4,151	$239	5.8%
Regional	725	682	—	682	43	6.3%
Total passenger revenue	5,115	3,718	1,115	4,833	282	5.8%
Freight and mail	88	82	—	82	6	7.3%
Other—net	768	607	119	726	42	5.8%
Total operating revenues	$5,971	$4,407	$1,234	$5,641	$330	5.9%

Passenger Revenue—Mainline

Mainline passenger revenue for the first nine months of 2017 increased 45% on a 45% increase in capacity, driven primarily by the acquisition of Virgin America, and flat PRASM compared to the same period in 2016. On a Combined Comparative basis, mainline passenger revenue for the nine months ended September 30, 2017 increased 6%, primarily due to a 6% increase in capacity on flat PRASM. The increase in capacity was driven by our network expansion since September 30, 2016.

Passenger Revenue—Regional

Regional passenger revenue increased by $43 million, or 6%, compared to the first nine months of 2016, due to a 7% increase in capacity on more regional flying, partially offset by a 1% decrease in PRASM.

Other—Net

Other—net revenue increased $161 million, or 27%, from the first nine months of 2016. On a Combined Comparative basis, other—net revenue increased $42 million, or 6%. Mileage Plan revenue contributed $40 million of the increase primarily driven by an increase in miles sold to our affinity credit card partner.

COMBINED COMPARATIVE OPERATING EXPENSES

Total operating expenses increased $1.6 billion, or 48%, compared to the first nine months of 2016. On a Combined Comparative basis, total operating expenses increased $533 million, or 12%. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Fuel expense	$1,051	$593	$229	$822	$229	27.9%
Non-fuel expenses	3,734	2,670	804	3,474	260	7.5%
Special items—merger-related costs	88	36	8	44	44	100.0%
Total operating expenses	$4,873	$3,299	$1,041	$4,340	$533	12.3%

Fuel Expense

Aircraft fuel expense increased $458 million, or 77%, compared to the nine months ended September 30, 2016. On a Combined Comparative basis, aircraft fuel expense increased $229 million, or 28%. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30,
	2017		2016 as Reported		2016 Combined
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,030	$1.74	$590	$1.44	$801	$1.44
Losses on settled hedges	14	0.02	12	0.03	32	0.06
Consolidated economic fuel expense	1,044	1.76	602	1.47	$833	$1.50
Mark-to-market fuel hedge adjustments	7	0.01	(9)	(0.02)	(11)	(0.02)
GAAP fuel expense	$1,051	$1.77	$593	$1.45	$822	$1.48
Fuel gallons	592		410		554

On a Combined Comparative basis, the raw fuel price per gallon increased 21% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the first nine months of 2017 was driven by a 19% increase in crude oil prices and a 38% increase in refining margins.

We recognized losses of $14 million and $12 million for hedges that settled in the first nine months of 2017 and 2016 as reported. These amounts represent the cash paid for premium expense, offset by cash received from those hedges.

We currently expect our economic fuel price per gallon to be higher in the fourth quarter of 2017 compared to the fourth quarter of 2016 due to our current estimate of higher crude prices and higher refining margins.

Non-fuel Expense and Non- special items

The table below provides the reconciliation of the impact of Virgin America on the comparative results for each of our operating expense line items, excluding fuel and special items. Significant operating expense variances from 2016 are more fully described below.

	Nine Months Ended September 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Wages and benefits	$1,392	$1,008	$219	$1,227	$165	13.4%
Variable incentive pay	98	95	25	120	(22)	(18.3)%
Aircraft maintenance	271	197	51	248	23	9.3%
Aircraft rent	204	80	143	223	(19)	(8.5)%
Landing fees and other rentals	338	232	83	315	23	7.3%
Contracted services	234	183	47	230	4	1.7%
Selling expenses	269	162	96	258	11	4.3%
Depreciation and amortization	275	281	29	310	(35)	(11.3)%
Food and beverage service	145	93	39	132	13	9.8%
Third-party regional carrier expense	84	72	—	72	12	16.7%
Other	424	267	72	339	85	25.1%
Total non-fuel and non-special operating expenses	$3,734	$2,670	804	3,474	260	7.5%

Wages and Benefits

Wages and benefits increased during the first nine months of 2017 by $384 million, or 38%, compared to 2016. On a Combined Comparative basis, total wages and benefits increased by $165 million or 13%, compared to 2016. The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30,				Change
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Combined	% Combined
Wages	$1,055	$749	$171	$920	$135	14.7%
Pension—Defined benefit plans	24	19	—	19	5	26.3%
Defined contribution plans	73	49	18	67	6	9.0%
Medical and other benefits	163	135	18	153	10	6.5%
Payroll taxes	77	56	12	68	9	13.2%
Total wages and benefits	$1,392	$1,008	$219	$1,227	$165	13.4%

On a Combined Comparative basis, wages increased $135 million, or 15%, on a 14% increase in FTEs. The increase in FTEs is attributable to the growth of our business and increased staffing during irregular operations, as well as the growth in McGee Air Services which has brought certain airport ground service positions in-house that were previously reflected in our Contracted services expense. The remainder of the increase is driven by higher wage rates for certain labor groups. The first nine months of 2017 also include $9 million of ratification bonus expense in connection with the agreement reached with Horizon's pilots during the second quarter.

For the full year, we expect wages and benefits to increase at a rate greater than capacity growth on a combined comparative basis, due to higher wage rates for certain labor groups and the continued growth of McGee Air Services. Our forecast includes the impact of the pilot arbitration decision which was received subsequent to quarter end, and results in an estimated $24 million of incremental costs in the fourth quarter of 2017.

Variable Incentive Pay

Variable incentive pay expense increased during the first nine months of 2017 by $3 million, or 3% compared to 2016. On a Combined Comparative basis, variable incentive pay decreased $22 million, or 18% due to expectations of lower performance-based pay as compared to the prior year based on how we are tracking in relation to the current year's goals.

For the full year, we expect variable incentive pay expense to be lower than in 2016 on a combined comparative basis, due to lower achievement against performance-based pay metrics than prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased $6 million, or 2% compared to 2016. On a Combined Comparative basis, depreciation and amortization decreased $35 million, or 11%. This decrease was primarily driven by a change in the estimated useful lives of certain B737 operating aircraft and related parts from 20 years to 25 years, which was effective October 1, 2016, partially offset by aircraft additions since September 30, 2016.

For the full year, we expect depreciation and amortization to be 5-6% lower than in 2016 on a combined comparative basis for the same reasons mentioned above.

Food and Beverage Service

Food and beverage service expense increased $52 million, or 56%. On a Combined Comparative basis, food and beverage service expense increased $13 million, or 10% due to increased number of passengers, premium class offerings and enhancements to our onboard menu offerings to provide higher quality food and beverage products.

For the full year, we expect food and beverage expense to be approximately 11-12% higher than in 2016 on a combined comparative basis, in line with the increase in passengers in the current year, and enhancements to our onboard menu offerings.

Third-Party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest and Pen Air under our CPAs, increased $12 million, or 17% compared to 2016. The increase is primarily due to the additional six E175 aircraft operated by SkyWest in the current year.

For the full year, we expect Third-party regional carrier expense to increase due to increased flying by our regional partners.

Other Operating Expenses

Other operating expenses increased by $157 million, or 59%, compared to the first nine months of 2016. On a Combined Comparative basis, other operating expenses increased by $85 million, or 25%. The increase was due to higher costs associated with irregular operations, crew and training costs, higher IT costs, an increase in scrapped parts inventory, and higher property taxes. The first nine months of 2016 also included a benefit of an insurance claim reimbursement we received in the prior year.

For the full year, we expect other expenses to be higher than in 2016 in line with the trends described above.

Special Items—Merger-Related Costs

We recorded special items of $88 million for merger-related costs associated with our acquisition of Virgin America in the first nine months of 2017, compared to $36 million as reported and $44 million on a Combined Comparative basis in the first nine months of 2016. Costs incurred in the first nine months of 2017 consisted primarily of severance and retention and IT integration costs.

We expect to incur merger-related costs for the remainder of 2017, and continuing through 2019.

Nonoperating Income (Expense)

During the first nine months of 2017, we had nonoperating expense of $40 million, compared to income of $6 million in the same period in 2016. On a Combined Comparative basis, nonoperating expense increased by $32 million, primarily due to interest expense incurred in the current year on the debt issued in 2016 to finance the acquisition of Virgin America.

Additional Segment Information

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline adjusted pretax profit was $1.13 billion in the first nine months of 2017, compared to $1.05 billion in the same period in 2016. On a Combined Comparative basis, Mainline adjusted pretax profit decreased by $111 million. The table below provides the reconciliation of the impact of Virgin America on the comparative results for our Mainline segment, excluding merger-related costs and mark-to-market fuel-hedge accounting charges:

	Nine Months Ended September 30,
(in millions)	2017	2016 as Reported	2016 Virgin America	2016 Combined	$ Change
Mainline
Operating revenues	$5,182	$3,661	$1,234	$4,895	$287
Non-fuel, non-special operating expenses	3,101	2,107	804	2,911	190
Economic fuel	924	512	231	743	181
Operating income	1,157	1,042	199	1,241	(84)
Nonoperating income (expense)	(30)	11	(14)	(3)	(27)
Pretax profit	$1,127	$1,053	$185	$1,238	$(111)

The $111 million decrease in Combined Comparative pretax profit was driven by a $181 million increase in Mainline fuel expense, a $190 million increase in Mainline non-fuel operating expenses, and a $27 million increase in nonoperating expense. These increases were offset by a $287 million increase in Mainline passenger revenue. Higher raw fuel prices and an increase in gallons consumed drove the increase in Mainline fuel expense. Non-fuel operating expenses increased due to higher wages to support our growth and higher other operating expenses as described above. Nonoperating expense increased primarily due to increased interest expense. Mainline revenue increased due to higher capacity from the new routes we have added over the past twelve months.

Regional

Our Regional operations contributed a pretax profit of $40 million in the first nine months of 2017, compared to $72 million in the first nine months of 2016. The decrease in pretax profit was attributable to higher non-fuel operating expense, due in large part to increased capacity and higher raw fuel costs, partially offset by a $43 million increase in operating revenues as described in Passenger Revenue—Regional.

Horizon

Horizon incurred a pretax loss of $11 million in the first nine months of 2017, compared to pretax profit of $14 million in the same period in 2016. The change was driven by higher non-fuel expenses and lower CPA Revenues (100% of which are from Alaska and eliminated in consolidation). Non-fuel expenses increased primarily due to higher wage and training expense as a result of the increase in FTE’s, increased costs associated with flight cancellations primarily due to a shortage of pilots necessary to fly the schedule, and a $9 million ratification bonus expense in connection with the agreement with Horizon's pilots.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.7 billion, and our expected cash from operations;

•	Our 64 unencumbered aircraft in our operating fleet that could be financed, if necessary;

•
Our combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million. Information about these facilities can be found in Note 5 to the condensed consolidated financial statements.

During the nine months ended September 30, 2017, we took free and clear delivery of ten B737-900ER aircraft and ten E175 aircraft. We made debt payments totaling $265 million and paid dividends totaling $111 million.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	September 30, 2017	December 31, 2016	Change
Cash and marketable securities	$1,740	$1,580	10.1%
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	29%	31%	(2) pts
Long-term debt, net of current portion	$2,367	$2,645	(10.5)%
Shareholders’ equity	$3,491	$2,931	19.1%
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	53%	59%	(6) pts

(a)	Calculated using the present value of remaining aircraft lease payments for aircraft in our operating fleet as of the balance sheet date.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first nine months of 2017, net cash provided by operating activities was $1.4 billion, compared to $1.2 billion during the same period in 2016. The $151 million increase in our operating cash flows is primarily attributable to increased ticket sales for future travel compared to the prior year resulting from the overall growth in our business and the addition of Virgin America. This was partially offset by a decrease in our net income, which was impacted by higher fuel costs and $88 million of merger-related costs.

We typically generate positive cash flows from operations and expect to use that cash flow to purchase aircraft and capital equipment, make scheduled debt payments, and return capital to shareholders.

Cash Used in Investing Activities

Cash used in investing activities was $1.1 billion during the first nine months of 2017, compared to $641 million during the same period of 2016. Our capital expenditures were $841 million in the first nine months of 2017, an increase of $332 million compared to the nine months ended September 30, 2016. This is primarily driven by more aircraft purchases and higher spend on other equipment compared to the same period of 2016. Our net purchases of marketable securities increased by $202 million from the prior year, primarily driven by stronger operating cash flows in the first nine months of 2017.

The table below reflects our full-year expectation for capital expenditures and additional expenditures if options are exercised. Options will be exercised only if we believe return on invested capital targets can be met. The table below excludes any associated capitalized interest.

(in millions)	2017	2018	2019
Aircraft and aircraft purchase deposits—firm	$780	$820	$635
Other flight equipment	100	135	170
Other property and equipment	170	240	205
Total property and equipment additions	$1,050	$1,195	$1,010
Option aircraft and aircraft deposits, if exercised(a)	$—	$170	$665

(a)
We have options to acquire 37 B737 aircraft with deliveries from 2020 through 2024, and options to acquire 30 E175 aircraft with deliveries in 2019 to 2021. Amounts above also include payments toward cancelable purchase commitments for 30 A320neo aircraft with deliveries from 2020 through 2022.

Cash Used by Financing Activities

Net cash used by financing activities was $399 million during the first nine months of 2017 compared to net cash provided by financing activities of $1.2 billion during the same period in 2016. The change is due to $1.5 billion of debt financing cash inflow in the prior period for the Virgin America acquisition. During the first nine months of 2017 we made debt payments of $265 million, dividend payments totaling $111 million, and had $50 million in common stock repurchases.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of September 30, 2017, we have firm orders to purchase or lease 93 aircraft. We also have cancelable purchase commitments for 30 Airbus A320neo with deliveries from 2020 through 2022. We could incur a loss of pre-delivery payments and credits as a cancellation fee. We also have options to acquire 37 B737 aircraft with deliveries from 2020 through 2024 and 30 E175 aircraft with deliveries from 2019 through 2021. In addition to the 21 E175 aircraft currently operated by SkyWest in our regional fleet, we have options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft.

The following table summarizes expected fleet activity by year as of September 30, 2017:

	Actual Fleet	Expected Fleet Activity
Aircraft	September 30, 2017	Q4 2017 Additions	Q4 2017 Removals	December 31, 2017	2018-2019 Changes	December 31, 2019
B737 Freighters & Combis(a)	5	2	(3)	4	(1)	3
B737 Passenger Aircraft	148	4	(1)	151	19	170
Airbus Passenger Aircraft	65	3	—	68	4	72
Total Mainline Fleet	218	9	(4)	223	22	245
Q400 operated by Horizon	52	—	—	52	(15)	37
E175 operated by Horizon(b)	10	—	—	10	23	33
E175 operated by third party(c)	21	2	—	23	12	35
Total Regional Fleet	83	2	—	85	20	105
Total	301	11	(4)	308	42	350

(a)	Remaining 2017 changes reflect retirement of three combis and the reintroduction of two B737-700 aircraft as freighters.

(b)	Reflects recent deferral of three aircraft from 2017 to 2018.

(c)	Reflects third-quarter addition of ten aircraft flown by SkyWest under our CPA to be delivered in 2017 and 2018.

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

Fuel Hedge Positions

All of our current oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we benefit from a decline in crude oil prices, as there is no cash outlay other than the premiums we pay to enter into the contracts. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Fourth Quarter 2017	50%	$61	$2
First Quarter 2018	50%	62	2
Second Quarter 2018	40%	$61	$2
Third Quarter 2018	30%	60	2
Fourth Quarter 2018	20%	60	2
Full Year 2018	35%	61	2
First Quarter 2019	10%	62	2
Total 2019	2%	$62	$2

Contractual Obligations

The following table provides a summary of our principal payments under current and long-term debt obligations, operating lease commitments, aircraft purchase commitments and other obligations as of September 30, 2017.

(in millions)	Remainder of 2017	2018	2019	2020	2021	Beyond 2021	Total
Current and long-term debt obligations	$55	$350	$422	$449	$422	$1,016	$2,714
Operating lease commitments (a)	111	415	409	380	335	1,467	3,117
Aircraft maintenance deposits (b)	15	61	65	68	63	90	362
Aircraft purchase commitments (c)	168	956	806	352	273	355	2,910
Interest obligations (d)	18	89	77	63	48	108	403
Aircraft maintenance and parts management (e)	8	32	35	37	40	—	152
Other obligations (f)	22	125	158	165	172	1,277	1,919
Total	$397	$2,028	$1,972	$1,514	$1,353	$4,313	$11,577

(a)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. Included here are E175 aircraft that are operated by SkyWest under capacity purchase agreements.

(b)	Aircraft maintenance deposits relate to leased Airbus aircraft.

(c)	Represents non-cancelable contractual commitments for aircraft and engines.

(d)	For variable-rate debt, future obligations are shown above using interest rates in effect as of September 30, 2017.

(e)
Includes minimum obligations under engine and parts management and maintenance agreements with third-party vendors. Subsequent to September 30, 2017, the Company signed a parts management and maintenance agreement which includes minimum obligations of approximately $459 million over a nine-year period, not included in the table above.

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

While it is possible that we could have material cash obligations for this deferred liability at some point in the future, we cannot estimate the timing of long-term cash flows with reasonable accuracy. Taxable income and cash taxes payable in the short term are impacted by many items, including the amount of book income generated (which can be volatile depending on revenue and fuel prices), usage of net operating losses, whether "bonus depreciation" provisions are available, pending tax reform efforts at the federal level, as well as other legislative changes that are beyond our control. We believe that we have the liquidity to make our future tax payments.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates for the three months ended September 30, 2017. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

Except as noted below, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
July 1, 2017 - July 31, 2017	5,770	$84.37
August 1, 2017 - August 31, 2017	349,645	78.52
September 1, 2017 - September 30, 2017	—	—
Total	355,415	$78.61	$637

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

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Vice President Finance and Controller

November 2, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
10.1*	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended February 14, 2017	10-Q	May 5, 2017	10.1
10.2*	Alaska Air Group Performance Based Pay Plan, Amended and Restated January 18, 2017	10-Q	May 5, 2017	10.2
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan arrangement