Form 10-K
period 2017-12-31
ALASKA AIR GROUP, INC.
filed 2018-02-15
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Large accelerated filer   ☒  Accelerated filer  ☐     Non-accelerated filer   ☐  Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of January 31, 2018, shares of common stock outstanding totaled 122,996,587. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2017, was approximately $11.1 billion (based on the closing price of $89.76 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Definitive Proxy Statement relating to 2018 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

Table of Contents

PART I

ITEM 1. OUR BUSINESS

Air Group operates three airlines, Alaska, Virgin America and Horizon. McGee Air Services, an aviation services provider, is a wholly-owned subsidiary of Alaska. Together with regional partner airlines, we fly to 118 destinations with 1,200 daily departures through an expansive network across the United States, Mexico, Canada, and Costa Rica. With global airline partners, we provide our guests with a network of more than 900 destinations worldwide. During 2017, we carried an all-time high 44 million guests and earned consolidated net income of $1.0 billion, which represents a 27% increase over net income of $814 million in 2016. Our adjusted net income was $823 million, which excludes special items and merger-related costs of $118 million, and a $280 million benefit from new tax laws enacted in 2017.

Our mission is "creating an airline people love." The "ing" is to recognize that we are never done; we are continually working to improve. We believe our success depends on our ability to provide safe air transportation, develop relationships with guests by providing exceptional customer service and low fares, and maintain a low cost structure to compete effectively. It is important to us that we achieve our objective as a socially responsible company that values not just performance, but people, the communities we serve, and environment.

In 2017 we focused much of our energy on integrating Virgin America. We achieved several milestones, including merging most back office functions, kicking off station co-locations and launching technology that enables our front-line employees to be agile between Alaska and Virgin America applications. In January 2018, Alaska and Virgin America obtained a single operating certificate from the Federal Aviation Administration (FAA), our most significant integration milestone to date. These accomplishments will ease our transition to a single Passenger Service System (PSS) in the Spring of 2018, which will help us unlock many of the revenue synergies expected from the acquisition. We remain on track to complete all of our integration milestones on schedule, and continue to be optimistic about the value of our combined company.

With the integration well underway, we remain committed to our strategic focus to become the go-to airline for people on the West Coast. The acquisition of Virgin America positioned us as the fifth largest airline in the U.S., with an unparalleled ability to serve West Coast travelers. To do so, we believe we need to meet our guest's evolving needs through innovation in our onboard offerings and provide unique destinations with better schedules, while retaining the best of both the Alaska and Virgin America brand experiences. We have begun to implement this strategy in a number of ways, including merging our loyalty programs, allowing us to bring the award winning benefits of our Mileage Plan™ program to Virgin America's loyal customer base; rolling out Free Movies and Free Chat to Virgin America's entire fleet; and kicking off the first of several cabin enhancements of Alaska's Boeing aircraft with expressive mood lighting.

While aircraft and technology enable us to provide air transportation, we recognize this is fundamentally a people business. Our employees maintain and strengthen our relationships with guests, and our success depends on our employees working together to successfully execute our strategy. In 2017, Alaska was once again named one of America's Best Employers by Forbes Magazine for the third year in a row. We know that engaged employees provide excellent service. In that vein, in 2017, Alaska ranked highest in J.D. Power and Associates annual survey of customer satisfaction among traditional network carriers for the tenth year in a row. Virgin America was also recognized for excellent service by Conde Nast Traveler and Travel + Leisure magazine also for the tenth year in a row. Customer service matters, and we believe the combination of Alaska and Virgin America will only enhance the experience for our guests.

Operationally, Alaska held the No. 1 spot in the Wall Street Journal's "Middle Seat" scorecard for U.S. airlines for four consecutive years and the No. 2 spot for 2017. Although we were not the leader in on-time performance in 2017, we led the industry for on-time performance among major airlines for the previous seven years. We are focused on becoming the industry leader in operational performance once again as we fully integrate Alaska and Virgin America operations and we are off to a great start in 2018. For achieving safety, customer service, operational and financial goals, we rewarded our employees with $135 million for their service in 2017.

In support of the communities that we serve, we strive to be an industry leader in environmental and community stewardship. Our combined fleet is one of the youngest, most fuel-efficient fleets in North America and we look forward to further enhancements in this area. As a result of our environmental and corporate sustainability leadership, we ranked higher than any other North American airline in this year's Dow Jones Sustainability Index. We are also proud of our community stewardship - Air Group donated $14 million to over 1,300 charitable organizations, and our employees volunteered more than 32,000 hours of community service, focused on youth and education, medical research, and transportation and community outreach in 2017.

One of our leadership principles is to "give back" and we are proud of the efforts and voluntarism of our employees across the system.

We continued to generate strong profits in 2017, marking our 14th consecutive annual profit on an adjusted basis. Our liquidity and capital position remain strong, positioning us among those of high-quality industrial companies. Due to our strong financial health and outlook, we are one of only three U.S. airlines with investment grade credit ratings. With the cash generated by our continued success, we have been able to invest in our business to achieve profitable growth and to enhance the guest experience.

As we look to the future, we will build on our success by executing our strategic plan in the following areas:

Be Safe and On time
We have an unwavering commitment to run a safe operation, and we will not compromise this commitment in the pursuit of other initiatives. Alaska and Horizon were the first U.S. major airlines to receive FAA validation and acceptance of our Safety Management System (SMS) in 2016. In 2017, Virgin America adopted SMS, ensuring a consistent safety process across our carriers. Additionally, all Virgin America employees received training for the Alaska Air Group SMS, our "Ready, Safe, Go" principles, and our mobile safety reporting system. Once again, in 2017, 100% of our Alaska and Horizon aircraft technicians completed the requirements for the FAA's "Diamond Certificate of Excellence" award. This is the 16th consecutive year Alaska Airlines has received the award and the 16th time in the last 18 years Horizon has received this award. We also believe that maintaining safe operations, through adherence to well-defined processes, and ensuring every Air Group employee is aware of their individual contribution to our operation, is critical to ensuring on-time performance. The rigor we apply to running a safe operation has resulted in Alaska consistently being one of the top airlines in North America for on-time performance.

Focus on People
Our business is fundamentally a people business, and our success depends on our nearly 23,000 employees. Engaged employees deliver higher productivity, superior execution and better customer service. In merging Alaska Airlines and Virgin America employees and labor groups, we kept a vigilant focus on creating an unbeatable culture. In January 2017, we rolled out "Momentum" training for all Virgin America employees to help bridge the two airlines and blend our cultures. We implemented Culture Champion initiatives to help employees build relationships across airlines, allowing them to share concerns and feedback directly with executive leadership. Similarly, our "QX Factor" program brought new energy to the Horizon employee experience. Our people programs and integration plan are focused on ensuring employees feel valued, informed and engaged in meaningful ways as we build our future.

Aligning our employees' goals with Air Group's goals is important in achieving success. All permanent employees of our airlines participate in our Performance-Based Pay (PBP) and Operational Performance Rewards (OPR) programs, which encourage employees to work together to achieve metrics related to safety, profitability, on-time performance, low costs, customer loyalty, and customer satisfaction. Over the last five years, our incentive programs have paid out on average more than one month's pay, for most employees.

Build a deep emotional connection for our brand
To be the go-to airline for people on the West Coast, we must be recognized for creating an airline that people love. In 2017, we built upon the strong brand connection we have with our guests in our Pacific Northwest markets and the state of Alaska by broadening our focus to include California. We rolled out fresh, modern marketing campaigns showcasing benefits such as our network growth, low fares, our Buy One Get One companion fare credit card promotional offer, and unique onboard experience elements. We are enthusiastic about our plans for continued investment in key products that will provide meaningful improvements to our guests, such as Gogo satellite internet which we will begin installing in early 2018. Additionally, we partnered with key sponsors in the Bay Area, including sports franchises such as the San Francisco Giants and the San Jose Sharks, as well as noted professional athletes including Kevin Durant of the Golden State Warriors.

We continue to invest in key products that will provide meaningful improvements to our guests and further drive an emotional connection to our brand. This includes Free Chat and Free Movies and the launch of Gogo satellite service, already mentioned above. We’ve rolled out new digital products to improve the guest experience, including a new inflight entertainment portal and the beta launch of First Class meal pre-select. We’ve nearly completed retrofits of our Boeing fleet to include Premium Class, while adding larger overhead bins to many of our aircraft. Expanding our airport lounge portfolio, we’ve opened a third lounge at Sea-Tac airport and plan to open a lounge at JFK in 2018. Finally, guests can also look forward to an integrated onboard food and beverage program in 2018, which will emphasize fresh and local West Coast products on our aircraft.

Defend and grow our customer base
Competition in our markets is fierce and we know we must defend our customer base as we grow our network presence, by providing our guests with an increased choice of schedule times and fares, and allowing us to effectively compete for new guests. We will continue to introduce guests to our award-winning service, Mileage Plan™ program, and Visa signature credit card as we grow our network. We work hard to ensure our guests have a great experience on our airlines and provide an exceptional product at a low fare.

Win with low costs and low fares
We believe that our low-fare model gives us a competitive advantage by providing value to, and building trust with our guests. We also know that, in order to provide low fares in our growing network, while returning value to our shareholders, it is imperative for us to maintain a competitive cost structure. In 2017, our unit costs, excluding fuel and special items, remained flat year over year on a consolidated basis. We understand the importance of low costs to the business model and the success of the company and we have a long track record of reducing unit costs. Although our unit costs are expected to rise in 2018 primarily due to pilot wages and maintenance costs, we continue to focus on productivity, cost management, low overhead and leveraging capacity growth. We also manage increasing fuel costs by flying larger, more fuel-efficient aircraft, which have increased our fuel efficiency as measured by available seat miles flown per gallon by 3.5% over the last five years. As we continue to integrate Virgin America into our operations, we are committed to achieving our stated cost and revenue synergy goals. It is critical that we achieve these goals in order to continue our cost reduction efforts.

During fiscal 2017, we added 44 new markets to the combined network. For 2018, we plan to grow our system-wide capacity approximately 7.5% as compared to 2017. Approximately 70% of growth in 2018 is attributable to existing routes and locations, with the rest attributable to our plans to fly 13 daily departures from Paine Field-Snohomish County Airport in Everett, Washington to eight West Coast markets starting in fall 2018.

AIR GROUP

Alaska Air Group is a Delaware corporation incorporated in 1985 and the holding company of Alaska, Virgin America, Horizon, McGee Air Services, a wholly-owned subsidiary of Alaska, and other business units. Alaska, Virgin America and Horizon operate as airlines however, the business plans, competition and economic risks differ substantially for Horizon in comparison to Alaska and Virgin America. McGee Air Services operates as an aviation services provider, focused on providing ground and ramp handling services to airlines. Alaska Airlines is an Alaska corporation that was organized in 1932 and incorporated in 1937. Virgin America is a Delaware corporation that was incorporated in 2004 and acquired by Air Group on December 14, 2016. Horizon is a Washington corporation that began service and was incorporated in 1981. It was acquired by Air Group in 1986. McGee Air Services is a Delaware corporation that was incorporated in 2016. Alaska and Virgin America operate fleets of narrowbody passenger jets. Together, the operations of Alaska and Virgin America are referred to as "mainline" operations. Alaska also contracts with Horizon, SkyWest Airlines, Inc. (SkyWest) and Peninsula Airways, Inc. (PenAir) for regional capacity such that Alaska receives all passenger revenue from those flights. Horizon began operating E175 regional jet aircraft in 2017 in addition to its fleet of turboprop aircraft and sells all of its capacity to Alaska pursuant to a capacity purchase agreement (CPA). The majority of our revenues are generated by transporting passengers. The percentage of revenues by category is as follows:

	2017	2016(a)	2015	2014	2013
Mainline passenger revenue	74%	69%	70%	70%	70%
Regional passenger revenue	12%	15%	15%	15%	16%
Other revenue	13%	14%	13%	13%	12%
Freight and Mail revenue	1%	2%	2%	2%	2%
Total	100%	100%	100%	100%	100%

(a)	Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

We attempt to deploy aircraft into the network in ways that best optimize our revenues and profitability and reduce our seasonality.

The percentage of our capacity by region is as follows:

	2017	2016(a)	2015	2014	2013
West Coast	28%	34%	36%	36%	34%
Transcon/midcon	43%	29%	24%	22%	22%
Hawaii and Costa Rica	13%	17%	18%	18%	19%
Alaska	10%	14%	15%	15%	16%
Mexico	5%	5%	6%	6%	7%
Canada	1%	1%	1%	3%	2%
Total	100%	100%	100%	100%	100%

(a)	Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

MAINLINE

Our mainline operations include Boeing 737 (B737) and Airbus family (A319, A320, and A321neo) jet service offered by Alaska and Virgin America. We offer extensive passenger service from the western U.S. throughout the contiguous United States, Alaska, Hawaii, Canada, Mexico, and Costa Rica. Our largest concentration of departures are in Seattle, Portland, and the Bay Area. We also offer cargo service throughout our network and have dedicated cargo aircraft that operate primarily to and within the state of Alaska.

In 2017, we carried 35 million revenue passengers in our mainline operations. At December 31, 2017, our mainline operating fleet consisted of 154 B737 jet aircraft and 67 Airbus A320 family jet aircraft compared to 155 B737 aircraft and 63 Airbus aircraft as of December 31, 2016.

The percentage of mainline passenger capacity by region and average stage length is presented below:

	2017	2016(a)	2015	2014	2013
West Coast	24%	30%	31%	31%	28%
Transcon/midcon	45%	30%	27%	25%	25%
Hawaii	15%	19%	20%	20%	21%
Alaska	11%	15%	16%	16%	18%
Mexico	5%	6%	6%	7%	7%
Canada	—%	—%	—%	1%	1%
Total	100%	100%	100%	100%	100%

Average Stage Length	1,301	1,225	1,195	1,182	1,177

(a)	Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

REGIONAL

Our regional operations consist of flights operated by Horizon, SkyWest and PenAir. In 2017, our regional operations carried approximately 9 million revenue passengers, primarily in the states of Washington, Oregon, Idaho and California. Horizon is the largest regional airline in the Pacific Northwest and carries approximately 74% of Air Group's regional revenue passengers.

Based on 2017 Horizon passenger enplanements on regional aircraft, our most significant concentration of regional activity was in Seattle and Portland. At December 31, 2017, Horizon’s operating fleet consisted of 10 Embraer 175 (E175) jet aircraft and 50 Bombardier Q400 turboprop aircraft. The regional fleet operated by SkyWest consisted of 23 E175 aircraft.

The percentage of regional passenger capacity by region and average stage length is presented below:

	2017	2016	2015	2014	2013
West Coast	59%	60%	62%	66%	66%
Pacific Northwest	13%	16%	19%	19%	21%
Canada	4%	5%	7%	8%	9%
Alaska	3%	4%	5%	4%	2%
Midcon	21%	15%	6%	2%	1%
Mexico	—%	—%	1%	1%	1%
Total	100%	100%	100%	100%	100%

Average Stage Length	422	381	348	339	329

FREQUENT FLYER PROGRAM

In 2017, we maintained two frequent flyer plans: the Alaska Airlines Mileage Plan™ and Virgin America Elevate®. To provide consistency and clarity to our guests, we merged the two programs throughout the year, and Elevate® was officially sunset in December 2017.

Alaska Airlines Mileage Plan™ provides a comprehensive suite of frequent flyer benefits. Miles can be earned by flying on our airlines or on one of our 18 airline partners, by using the Alaska Airlines credit card, or through other non-airline partners. Alaska's extensive list of airline partners includes carriers associated with each of the three major global alliances, making it easier for our members to earn miles and reach elite status in our frequent flyer program. Through Alaska and our global partners, Mileage Plan™ members have access to a large network of over 900 worldwide travel destinations. Further, members can receive 30,000 bonus miles upon signing up for the Alaska Airlines Visa Signature card and meeting a minimum spend threshold, and earn triple miles on Alaska Airlines and Virgin America purchases. Alaska Airlines Visa Signature cardholders and small business cardholders in the U.S., and Platinum and World Elite Mastercard holders in Canada, also receive an annual companion ticket that allows members to purchase an additional ticket for $99 plus taxes, with no restrictions or black-out dates, and a free first checked bag for up to seven people traveling in the same itinerary. Earned miles can be redeemed for flights on our airlines, or partner airlines, or for upgrades to First Class on Alaska Airlines. We believe all of these benefits give our Mileage Plan™ members more value for their travel.

Mileage Plan™ and Elevate® revenues represented approximately 11% of Air Group's total revenues in 2017. Mileage Plan™ helps drive revenue growth by attracting new customers and building customer loyalty through the benefits that we provide.

AGREEMENTS WITH OTHER AIRLINES

Our agreements fall into three different categories: Frequent Flyer, Codeshare and Interline agreements. Frequent Flyer agreements offer mileage credits and redemptions for our Mileage Plan™ members. Alaska offers one of the most comprehensive frequent flyer programs for our Mileage Plan™ members through frequent flyer partnerships with 18 domestic and international carriers.

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

Alaska has marketing alliances with a number of airlines that provide frequent flyer and codesharing opportunities. Alliances are an important part of our strategy and enhance our revenues by:

•	offering our guests more travel destinations and better mileage credit/redemption opportunities, including elite qualifying miles on U.S. and international airline partners;

•	giving our frequent flyer program a competitive advantage because of our partnership with carriers from all three of the major global alliances;

•	giving us access to more connecting traffic from other airlines; and

•	providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska, Virgin America and our regional partners while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sale codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and one or more may be in the process of renegotiation at any time.

The comprehensive summary of Alaska's alliances with other airlines is as follows:

Codeshare
	Frequent Flyer Agreement	Alaska Flight # on Flights Operated by Other Airline	Other Airline Flight # on Flights Operated by Air Group
Major U.S. or International Airlines
American Airlines	Yes	Yes	Yes
Air France(b)	Yes	No	Yes
British Airways	Yes	No	Yes
Cathay Pacific Airways	Yes	No	Yes
Condor Airlines(a)	Yes	No	No
Emirates	Yes	No	Yes
Finnair	Yes	No	No
Icelandair	Yes	No	Yes
Hainan Airlines	Yes	No	No
Japan Airlines	Yes	No	No
KLM(b)	Yes	No	Yes
Korean Air	Yes	No	Yes
LATAM	Yes	No	Yes
Fiji Airways(a)	Yes	No	Yes
Qantas	Yes	No	Yes
Singapore Airlines	Yes	No	No
Regional Airlines
Ravn Alaska(c)	Yes	Yes	No
PenAir(a)	Yes	Yes	No
China Airlines(d)	No	No	Yes
China Eastern(d)	No	No	Yes
China Southern(d)	No	No	Yes
Virgin Australia(d)	No	No	Yes

(a)	These airlines do not have their own frequent flyer program. However, Alaska's Mileage PlanTM members can earn and redeem miles on these airlines' route systems.

(b)	Codeshare agreements with Air France & KLM terminate on March 31, 2018; frequent flyer agreements terminate on April 30, 2018.

(c)
Alaska has temporarily suspended codeshare activity with Ravn (effective July 1, 2017) while Ravn takes steps to address certain operational considerations. The Frequent Flyer Agreement with Ravn has remained in place during this time.

(d)
These codeshare agreements were established with Virgin America on their reservations platform. After the conversion to a single Passenger Service System (PSS) in Q2 2018, these agreements will no longer exist.

The following is the financial impact of our marketing alliances:

	2017	2016(a)	2015	2014	2013
Air Group Marketed Revenues	94%	92%	90%	91%	90%

Codeshare Agreements:
American Airlines	1%	3%	4%	3%	2%
Delta Air Lines	1%	1%	2%	2%	4%
Others	1%	1%	1%	1%	1%
Interline Agreements:
Domestic Interline	1%	2%	2%	2%	2%
International Interline	2%	1%	1%	1%	1%
Total Operating Revenue	100%	100%	100%	100%	100%

(a)	Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

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

GENERAL

The airline industry is highly competitive and subject to various uncertainties, including economic conditions, volatile fuel prices, industry instability, new competition, a largely unionized work force, the need to finance large capital expenditures and the related availability of capital, government regulation—including taxes and fees, and potential aircraft incidents. Airlines have high fixed costs, primarily for wages, aircraft fuel, aircraft ownership and facilities rents. Because expenses of a flight do not vary significantly based on the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. In other words, a minor shortfall in expected revenue levels could cause a disproportionately negative impact on our operating and financial results. Passenger demand and ticket prices are, in large measure, influenced by the general state of the economy, current global economic and political events, and total available airline seat capacity.

In 2017, the airline industry's profits declined when compared to the record setting year of 2016, primarily due to rising fuel prices, higher labor costs, and increased competitive fare actions reducing ticket prices. Despite some of these headwinds, the industry continued to report strong profits in 2017. In the current strong industry environment, airlines are making significant investments in airports, in more fuel-efficient planes and in new services to differentiate their customer service offering. Thus, the level of competition is expected to continue to increase.

FUEL

Our business and financial results are highly affected by the price and the availability of aircraft fuel. The cost of aircraft fuel is volatile and outside of our control, and it can have a significant and immediate impact on our operating results. Over the past five years, aircraft fuel expense ranged from 18% to 34% of operating expenses. Fuel prices are impacted by changes in both the price of crude oil and refining margins and can vary by region in the U.S.

The prices we have paid for crude oil on an average annual basis for the past five years have ranged from a low of $43 per barrel in 2016 to a high of $98 in 2013. For us, a $1 per barrel change in the price of oil equates to approximately $19 million of fuel cost annually. Said another way, a one-cent change in our fuel price per gallon will impact our expected annual fuel cost by approximately $8 million per year.

Refining margins, which represent the price of refining crude oil into aircraft fuel, are a smaller portion of the overall price of jet fuel but also contributed to the price volatility in recent years. Average annual West Coast refining margin prices have fluctuated between $13 per barrel and $36 per barrel in the last five years, and averaged $18 per barrel in 2017.

Generally, West Coast jet fuel prices are somewhat higher and more volatile than prices in the Gulf Coast or on the East Coast. Our average raw fuel cost per gallon increased 21% in 2017, after decreasing 19% in 2016 and 39% in 2015.

The percentages of our aircraft fuel expense by crude oil and refining margins, as well as the percentage of our aircraft fuel expense of operating expenses are as follows:

	2017	2016 (a)	2015	2014	2013
Crude oil	66%	69%	62%	72%	71%
Refining margins	23%	20%	26%	18%	19%
Other(b)	11%	11%	12%	10%	10%
Total	100%	100%	100%	100%	100%

Aircraft fuel expense	22%	18%	22%	32%	34%

(a)	Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

(b)	Other includes gains and losses on settled fuel hedges, unrealized mark-to-market fuel hedge gains or losses, taxes and other into-plane costs.

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

We believe that operating fuel-efficient aircraft is the best hedge against high fuel prices. Alaska operates an all-Boeing 737 fleet, Virgin America operates an all-Airbus A320 family fleet, and Horizon currently operates a fleet including Embraer 175 jet aircraft and Bombardier Q400 turboprop aircraft. Air Group's fuel-efficiency rate expressed in available seat miles flown per gallon (ASMs/g) improved from 75.3 ASMs/g in 2013 to 77.9 ASMs/g in 2017. These improvements have not only reduced our fuel consumption rate, but also the amount of greenhouse gases and other pollutants that our aircraft emit.

COMPETITION

Competition in the airline industry is intense and unpredictable. Our competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. We compete with other domestic airlines and a limited number of international airlines on nearly all of our scheduled routes. Our largest competitor is Delta, who has significantly increased its capacity in Seattle over the past few years. Approximately 75% of our capacity to and from Seattle competes with Delta. As we grow in California and expand our transcontinental route offerings, United Airlines and Southwest Airlines have also become large competitors and have increased their capacity in markets we serve. Our California and transcontinental routes have a higher concentration of competitors when compared to our historical route structure which was predominately concentrated in the Pacific Northwest. Based on schedules filed with the U.S. Department of Transportation, we expect the amount of competitive capacity overlap with all carriers to increase by more than 6% in the first half of 2018, weighted based on our network.

We believe that the following principal competitive factors are important to our guests:

•	Safety record

Safety is our top priority and is at the core of everything we do. In 2017, we were ranked by AirlineRatings.com as one of only two U.S. airlines in the Top 20 safest airlines in the world. We also received our 16th Diamond Award of Excellence from the Federal Aviation Administration, recognizing both Alaska and Horizon aircraft technicians for their commitment to training.

•	Customer service and reputation

We compete with other airlines in areas of customer service such as on-time performance, guest amenities—including first class and other premium seating, quality of on-board products, aircraft type and comfort. In 2017, Alaska Airlines ranked highest in customer satisfaction among traditional network carriers by J.D. Power and Associates for the tenth year in a row. We have installed Boeing Space Bins on the majority of our Boeing 737-900ER fleet, providing additional overhead bin space for our guests. In 2017, we launched a Premium Class of service on our B737 aircraft that provides extra legroom, early boarding, premium snacks and a complimentary alcoholic beverage. Additionally, in 2017 we increased the distance between seats in our first class cabins on the Alaska B737-900 and B737-900ER fleet, providing significantly more space for guests flying in the First Class cabin. We expect to fully complete the First Class cabin upgrades on the B737-900 and B737-900ER fleet in early 2018.

Starting in 2018, we will begin reconfiguring the interior and livery of the Airbus fleet. The new livery and interior reconfiguration will provide guests a consistent brand experience across the Mainline fleet. The projects are expected to be complete in late 2019.

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

Fare pricing is a significant competitive factor in the airline industry, and the increased availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. Pricing is driven by a variety of factors including, but not limited to, market-specific capacity, market share per route/geographic area, cost structure, fare vs. ancillary revenue strategies, and demand.

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

Domestic airline capacity is dominated by four large carriers, representing over 80% of total seats. Accordingly, if these carriers discount their fares or enter into our core markets, we must match those fares in order to maintain our load factors, often resulting in year-over-year decreases in our yields. We will defend our core markets and, if necessary, redeploy capacity to better match supply with demand. We believe the restructuring we've completed over the past decade has decreased our costs, enabling us to offer competitive fares while still earning returns for our shareholders.

•	Routes served, flight schedules, codesharing and interline relationships, and frequent flyer programs

We also compete with other airlines based on markets served, the frequency of service to those markets and frequent flyer opportunities. Some airlines have more extensive route structures than we do, and they offer significantly more international routes. In order to expand opportunities for our guests, we enter into codesharing and interline relationships with other airlines that provide reciprocal frequent flyer mileage credit and redemption privileges. These relationships allow us to offer our guests access to more destinations than we can on our own, gain exposure in markets we don't serve and allow our guests more opportunities to earn and redeem frequent flyer miles. The Mileage Plan™ offers some of the most comprehensive benefits to our members with the ability to earn and redeem miles on 18 partner carriers.

In addition to domestic or foreign airlines that we compete with on most of our routes, we compete with ground transportation in our short-haul markets. To some extent, our airlines also compete with technology, such as video conferencing and internet-based meeting tools that have changed the need for, or frequency of, face-to-face business meetings.

TICKET DISTRIBUTION

Our tickets are distributed through three primary channels:

•
Direct to customer: It is less expensive for us to sell through our direct channels at alaskaair.com and virginamerica.com. As a result, we continue to take steps to drive more business to our websites. In addition, we believe these channels are preferable from a branding and customer-relationship standpoint in that we can establish ongoing communication with the customer and tailor offers accordingly.

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

•	Reservation call centers: Our call centers are located in Phoenix, AZ, Kent, WA, and Boise, ID. We generally charge a $15 fee for booking reservations through the call centers.

Our sales by channel are as follows:

	2017	2016 (a)	2015	2014	2013
Direct to customer	62%	61%	60%	57%	55%
Traditional agencies	22%	23%	23%	25%	27%
Online travel agencies	11%	11%	11%	12%	13%
Reservation call centers	5%	5%	6%	6%	5%
Total	100%	100%	100%	100%	100%

(a)	Includes results for Virgin America for the period December 14, 2016 through December 31, 2016.

SEASONALITY AND OTHER FACTORS

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. Our profitability is generally lowest during the first and fourth quarters due principally to fewer departures and passengers. Profitability typically increases in the second quarter and then reaches its highest level during the third quarter as a result of vacation travel, including increased activity in the state of Alaska. However, we have significantly improved the seasonality of our operations by our continued growth from the West Coast to leisure destinations, like Hawaii and Costa Rica, and expansion to leisure and business destinations in the mid-continental and eastern U.S.

In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	pricing initiatives by us or our competitors,

•      changes in fuel costs,

•	increases in competition at our primary airports,

•	general economic conditions and resulting changes in passenger demand, and

•	increases or decreases in passenger and volume-driven variable costs.

Many of the markets we serve experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceling flights and accommodating displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions, particularly in the state of Alaska and the Pacific Northwest, than some of our competitors who may be better able to spread weather-related risks over larger route systems. We also are susceptible to Air Traffic Control due to our heavy concentration of departures from Seattle and San Francisco.

No material part of our business, or that of our subsidiaries, is dependent upon a single customer, or upon a few high-volume customers.

EMPLOYEES

Our business is labor intensive. As of December 31, 2017, we employed 23,156 (13,896 at Alaska, 3,538 at Virgin America, 3,943 at Horizon, and 1,779 at McGee Air Services) active full-time and part-time employees. Wages and benefits, including variable incentive pay, represented approximately 39% of our total non-fuel operating expenses in 2017 and 40% in 2016.

Most major airlines, including Alaska, Virgin America, and Horizon, have employee groups that are covered by collective bargaining agreements (CBA). Airlines with unionized work forces generally have higher labor costs than carriers without unionized work forces, and they may not have the ability to adjust labor costs downward quickly enough to respond to new competition or slowing demand.

As part of the integration, we have been working to bring represented Alaska Airlines and Virgin America work groups under single collective bargaining agreements. The process for combining workgroups begins with the union filing a petition with the National Mediation Board (NMB), at which point the NMB performs a review to assess a ‘single carrier determination’ for the airlines. Following this single carrier determination, the NMB makes a representation determination depending on size of the pre-merger bargaining units and will either extend the certification if one is significantly larger than the other or require a vote.  Once representation is determined, the NMB certifies the union as the bargaining representative for the work group. The parties must also work together to achieve agreed upon single collective bargaining agreements.  Integration also requires the pre-merger work groups to agree upon and finalize integrated seniority lists. As of December 31, 2017 we have labor integration agreements with pilots and clerical, office, and passenger services employees, meaning all agreements are completed to define how and when we will combine the Alaska and Virgin America groups into one. The remaining work groups are still in process of completing similar such agreements. The time frame to reach single CBA and full transition to work rules for each group will vary.

At December 31, 2017, labor unions represented 84% of Alaska’s, 84% of Virgin America's, 44% of Horizon’s, and 90% of McGee Air Services' employees.

Our relations with U.S. labor organizations are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the NMB to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in self-help.

Alaska’s union contracts at December 31, 2017 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association, International (ALPA)	Pilots	1,970	Amendable 4/1/2020
Association of Flight Attendants (AFA)	Flight attendants	4,392	Amendable 12/17/2019
International Association of Machinists and Aerospace Workers (IAM)	Ramp service and stock clerks	673	Amendable 7/19/2018
IAM	Clerical, office and passenger service	3,733	Amendable 1/1/2019
Aircraft Mechanics Fraternal Association (AMFA)	Mechanics, inspectors and cleaners	706	Amendable 10/17/2021
Mexico Workers Association of Air Transport	Mexico airport personnel	106	Amendable 2/1/2018
Transport Workers Union of America (TWU)	Dispatchers	52	Amendable 3/24/2019

Virgin America's union contracts at December 31, 2017 were as follows:

Union	Employee Group	Number of Employees	Contract Status
ALPA	Pilots	858	Amendable 4/1/2020
AFA	Inflight teammates	1,209	Not completed
IAM	Clerical, office and passenger service	865	Amendable 1/1/2019
TWU	Dispatchers	36	Not completed

Horizon’s union contracts at December 31, 2017 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	729	Amendable 12/14/2024
AFA	Flight attendants	660	Amendable 7/18/2019
IBT	Mechanics and related classifications	283	Amendable 12/16/2020
Unifor	Station personnel in Vancouver and Victoria, BC, Canada	37	Amendable 2/14/2019
TWU	Dispatchers	21	Amendable 8/26/2018

McGee Air Services union contract at December 31, 2017 was as follows:

Union	Employee Group	Number of Employees	Contract Status
IAM	Fleet and ramp	1,596	Amendable 7/19/2023

EXECUTIVE OFFICERS

The executive officers of Air Group, and executive officers of Alaska, Virgin America and Horizon who have significant decision-making responsibilities, their positions and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
Bradley D. Tilden	Chairman and Chief Executive Officer of Alaska Air Group, Inc., Chairman of Alaska Airlines, Inc. and Virgin America Inc., Chairman of Horizon Air Industries, Inc.	57	1994

Benito Minicucci	President and Chief Operating Officer of Alaska Airlines, Inc. and Chief Executive Officer of Virgin America Inc.	51	2004

Brandon S. Pedersen	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc., and Chief Financial Officer of Virgin America Inc.	51	2003

Andrew R. Harrison	Executive Vice President and Chief Commercial Officer of Alaska Airlines, Inc.	47	2008

Kyle B. Levine	Vice President Legal, General Counsel and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc. and Chief Ethics and Compliance Officer of Alaska Air Group, Inc.	46	2016

David L. Campbell	Former President and Chief Executive Officer of Horizon Air Industries, Inc.	56	2014

Gary L. Beck	President and Chief Executive Officer of Horizon Air Industries, Inc.	70	2018

Peter D. Hunt	President and Chief Operating Officer of Virgin America Inc.	48	2017

Shane R. Tackett	Senior Vice President, Revenue and E-commerce of Alaska Airlines, Inc.	39	2017

Andrea L. Schneider	Vice President People of Alaska Airlines, Inc.	52	2017

Diana Birkett Rakow	Vice President External Relations of Alaska Airlines, Inc.	40	2017

Mr. Tilden joined Alaska Airlines in 1991, became Controller of Alaska Air Group and Alaska Airlines in 1994 and was named Vice President/Finance at Alaska Airlines in January 1999 and at Alaska Air Group in February 2000. He was elected Alaska Airlines Chief Financial Officer in February 2000, Executive Vice President/Finance and Chief Financial Officer of both companies in January 2002 and Executive Vice President/Finance and Planning of Alaska Airlines in April 2007. Mr. Tilden was named President of Alaska Airlines in December 2008 and, in May 2012, he was elected President and CEO of Alaska Air Group and Alaska Airlines and CEO of Horizon Air. He leads Air Group’s Management Executive Committee and was elected to the Air Group Board in 2010 and became Chairman of the Board in January 2014. In December 2017, Mr. Tilden was elected as President and CEO of Horizon Air, effective January 5, 2018, until Mr. Beck was elected effective January 15, 2018.

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

Mr. Campbell resigned as President and CEO of Horizon Air Industries, Inc. effective January 5, 2018. He joined Horizon Air in 2014 as President and Chief Operating Officer and was named President and Chief Executive Officer in May 2016. Prior to joining Horizon Air, Mr. Campbell served more than 25 years in maintenance and flight operations. He was a member of Air Group's Management Executive Committee.

Mr. Levine was elected Vice President Legal and General Counsel of Alaska Air Group and Alaska Airlines in January 2016 and is a member of Air Group’s Management Executive Committee. He was elected Corporate Secretary of Alaska Air Group and Alaska Airlines in August 2017. Mr. Levine joined Alaska Airlines in February 2006 as a Senior Attorney. He also served as Associate General Counsel and Managing Director Commercial Law and General Litigation from July 2009 to February 2011 and, subsequently, as Deputy General Counsel and Managing Director of Legal at Alaska Airlines from February 2011 to January 2016. He was appointed Assistant Corporate Secretary of Horizon Air in August 2017 and Virgin America in November 2017.

Mr. Beck was elected President and CEO of Horizon Air effective January 15, 2018 and is a member of Air Group’s Management Executive Committee. Mr. Beck previously served as Vice President, Flight Operations at Alaska Airlines, Inc. until retiring in June 2015. Since then, he has provided consulting services to Alaska Airlines, Inc. in connection with the integration to a single operating certificate with Virgin America Inc.

Mr. Hunt was elected President and Chief Operating Officer of Virgin America Inc. in December 2016, effective with the merger of Alaska Airlines, Inc. and Virgin America Inc. He became a member of Air Group’s Management Executive Committee in January 2017. Mr. Hunt previously served as Senior Vice President and Chief Financial Officer at Virgin America (2011 - 2016). Prior to joining Virgin America, Mr. Hunt was Vice President and CFO of Pinnacle Airlines Corp. (2004-2011).

Mr. Tackett was elected Senior Vice President of Revenue and E-commerce in August 2017 and became a member of Air Group’s Management Executive Committee at that time. Mr. Tackett previously served in a number of capacities since joining Alaska Airlines in 2000, including Managing Director Financial Planning and Analysis, (2008-2010), Vice President Labor Relations (2010-2015) and Vice President Revenue Management in 2016.

Ms. Schneider was elected Vice President of People at Alaska Airlines in August 2017 and became a member of Air Group’s Management Executive Committee at that time. Ms. Schneider was previously Vice President of Inflight Services at Alaska (2011-2017), later also taking responsibility for Call Centers at Alaska (February 2017). She began her career at Alaska as Manager of Financial Accounting in 1989. Since that time, she has held a number of positions, including Senior Vice President of People and Customer Services at Horizon Air Industries (2009-2011).

Ms. Birkett Rakow was elected Vice President of External Relations at Alaska Airlines in September 2017 and became a member of Air Group’s Management Executive Committee at that time. She was previously Vice President of Public Affairs, Communications and Brand Management for Kaiser Permanente (2017). From 2006-2017, Ms. Birkett Rakow held a number of positions at Group Health Cooperative, including Executive Vice President, Marketing and Public Affairs (2014-2017), Vice President Marketing and Public Affairs (2014) and Vice President Public Affairs (2013-2014). From 2003-2006, Ms. Birkett Rakow was a member of the United States Senate Finance Committee as its Health Policy Advisor.

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

•
FAA: The FAA, through Federal Aviation Regulations (FARs), generally regulates all aspects of airline operations, including establishing personnel, maintenance and flight operation standards. Domestic airlines are required to hold a valid air carrier operating certificate issued by the FAA. Pursuant to these regulations, we have established, and the FAA has approved, our operations specifications and a maintenance program for each type of aircraft we operate. Each maintenance program provides for the ongoing maintenance of the relevant aircraft type, ranging from frequent routine inspections to major overhauls. From time to time, the FAA issues airworthiness directives (ADs) that must be incorporated into our aircraft maintenance program and operations. All airlines are subject to enforcement actions that are brought by the FAA from time to time for alleged violations of FARs or ADs. At this time, we are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

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

In the future there may be legislation to reduce carbon and other greenhouse gas emissions. Over the course of several years, we have transitioned to more fuel-efficient aircraft fleets and reduced our emissions with the goal of continuing that trend.

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

INSURANCE

We carry insurance of types customary in the airline industry and in amounts deemed adequate to protect our interests and property and to comply both with federal regulations and certain credit and lease agreements. The insurance policies principally provide coverage for Airline Hull, Spares and Comprehensive Legal Liability, War and Allied Perils, and Workers’ Compensation. In addition, we currently carry a Cyber Insurance policy in the event of security breaches from malicious parties.

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

Aircraft Utilization - block hours per day; this represents the average number of hours per day our aircraft are in transit

Aircraft Stage Length - represents the average miles flown per aircraft departure

ASMs - available seat miles, or “capacity”; represents total seats available across the fleet multiplied by the number of miles flown

CASM - operating costs per ASM, or "unit cost"; represents all operating expenses including fuel and special items

CASMex - operating costs excluding fuel and special items per ASM; this metric is used to help track progress toward reduction of non-fuel operating costs since fuel is largely out of our control

Debt-to-capitalization ratio - represents adjusted debt (long-term debt plus the present value of future operating lease payments) divided by total equity plus adjusted debt

Diluted Earnings per Share - represents earnings per share (EPS) using fully diluted shares outstanding
Diluted Shares - represents the total number of shares that would be outstanding if all possible sources of conversion, such as stock options, were exercised

Economic Fuel - best estimate of the cash cost of fuel, net of the impact of our fuel-hedging program

Free Cash Flow - total operating cash flow generated less cash paid for capital expenditures

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with paying passengers

Mainline - represents flying Boeing 737 and Airbus 320 family jets and all associated revenues and costs

PRASM - passenger revenue per ASM; commonly called “passenger unit revenue”

Productivity - number of revenue passengers per full-time equivalent employee

RASM - operating revenue per ASMs, or "unit revenue"; operating revenue includes all passenger revenue, freight & mail, Mileage Plan™ and other ancillary revenue; represents the average total revenue for flying one seat one mile

Regional - represents capacity purchased by Alaska from Horizon, SkyWest and PenAir. In this segment, Regional records actual on-board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under the respective capacity purchased arrangement (CPAs). Additionally, Regional includes an allocation of corporate overhead such as IT, finance, and other administrative costs incurred by Alaska and on behalf of Horizon.

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

We have adopted an enterprise-wide risk analysis and oversight program designed to identify the various risks faced by the organization, assign responsibility for managing those risks to individual executives as well as align these risks with Board oversight. These enterprise-wide risks have been aligned to the risk factors discussed below.

SAFETY, COMPLIANCE AND OPERATIONAL EXCELLENCE

Our reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of our aircraft or an aircraft operated by one of our codeshare partners or CPA carriers could involve a significant loss of life and result in a loss of confidence in our Company by the flying public and/or aviation authorities. We could experience significant claims from injured passengers, bystanders and surviving relatives as well as costs for the repair or replacement of a damaged aircraft and temporary or permanent loss from service. We maintain liability insurance in amounts and of the type generally consistent with industry practice, as do our codeshare partners and CPA carriers. However, the amount of such coverage may not be adequate to fully cover all claims, and we may be forced to bear substantial economic losses from such event. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if it is fully insured and does not involve one of our aircraft, could cause a public perception that our airlines or the aircraft we or our partners fly are less safe or reliable than other transportation alternatives. This would harm our business.

Our operations are often affected by factors beyond our control, including delays, cancellations and other conditions, which could harm our business, financial condition and results of operations.

As is the case for all airlines, our operations often are affected by delays, cancellations and other conditions caused by factors largely beyond our control.

Factors that might impact our operations include:

•	congestion and/or space constraints at airports, specifically in our hub locations of Seattle, Los Angeles, and San Francisco;

•	air traffic control problems;

•	lack of operational approval (e.g. new routes, aircraft deliveries, etc.);

•	adverse weather conditions;

•	increased security measures or breaches in security;

•	contagious illness and fear of contagion;

•	changes in international treaties concerning air rights;

•	international or domestic conflicts or terrorist activity; and

•	other changes in business conditions.

Due to our concentration of flights along the West Coast and Alaska, we believe a large portion of our operation is more susceptible to air traffic control delays. Additionally, due to our concentration of flights in the Pacific Northwest and Alaska we believe a large portion of our operation is more susceptible to adverse weather conditions. A general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition and results of operations.

Changes in government regulation imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the U.S. DOT, the TSA and the FAA have issued regulations that have required significant expenditures relating to maintenance of aircraft, operation of airlines and broadening of consumer protections.

Similarly, there are a number of legislative and regulatory initiatives and reforms at the federal, state and local levels. These initiatives include increasingly stringent laws to protect the environment, minimum wage requirements, mandatory paid sick or family leave, and health care mandates. They could affect our relationship with our workforce and the vendors that serve our airlines and cause our expenses to increase without an ability to pass through these costs.

Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Many airports have increased their rates and charges to air carriers to reflect higher costs of security, updates to infrastructure and other. Additional laws, regulations, taxes, airport rates and airport charges may be occasionally proposed that could significantly increase the cost of airline operations or reduce the demand for air travel. Although lawmakers may impose these additional fees and view them as “pass-through” costs, we believe that a higher total ticket price will influence consumer purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business.

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

We rely on outside vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, regional flying, ground handling, fueling, computer reservation system hosting, telecommunication systems, information technology infrastructure and services, and deicing.

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

We must devote significant management attention and resources to integrating the business practices and operations of Virgin America. Potential difficulties we may encounter as part of the integration process include the following:

•
the challenges associated with integrating Virgin America employees into Alaska's workforce, including seniority list integration, and negotiation of transition process agreements, while maintaining our focus on providing consistent, high quality customer service;

•	the inability to successfully attract and retain Virgin America guests upon integration with Alaska;

•
the challenges associated with integrating complex systems, technology, aircraft fleets, networks, facilities and other assets in a seamless manner that minimizes any adverse impact on guests, suppliers, employees and other constituents; and

•	the challenges associated with operating aircraft types new to our operations, specifically the Airbus A319, A320, and A321neo.

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

The need to integrate Virgin America’s workforce into collective bargaining agreements with Alaska's workforce presents the potential for delay in achieving expected synergies and other benefits or labor disputes that could adversely affect our operations and costs.

The successful integration of Virgin America and achievement of the anticipated benefits of the acquisition depend significantly on integrating Virgin America’s employees into Alaska and on maintaining productive employee relations. Failure to do so presents the potential for delays in achieving expected synergies and other benefits of integration or labor disputes that could adversely affect our operations and costs. The process for integrating labor groups in an airline merger is governed by a combination of the Railway Labor Act, the McCaskill-Bond Act, and where applicable, the existing provisions of our CBAs, in addition to internal union policies.

As part of the transition agreement with the pilot workgroup, there is a temporary “fence” between Alaska and Virgin America pilots requiring that only Alaska pilots operate Boeing aircraft and only Virgin America pilots operate Airbus aircraft. Through the implementation of the recent Joint Collective Bargaining Agreement that now applies to all pilots from both airlines, this fence will be removed when the two groups are combined into a single scheduling system later in 2018. In addition, flight attendants, dispatchers, and mechanics cannot be fully integrated until transition agreements have been reached and single seniority lists have been provided to the Company by each workgroup. Achievement of expected synergies and other benefits will be delayed until the time that operational integration is obtained.

We will need to launch certain branding or rebranding initiatives in connection with the integration that may take a significant amount of time and involve substantial costs and that may not be favorably received by our guests.

We may incur substantial costs as a result of rebranding Virgin America’s products and services, including updating the aircraft livery and configuration, and may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by Virgin America in any of Virgin America’s markets. The failure of any such rebranding initiatives could adversely affect our ability to attract and retain guests, which could cause us not to realize some or all of the anticipated benefits contemplated to result from the acquisition.

We are expected to incur substantial expenses related to the integration of Virgin America.

We are expected to continue to incur substantial integration and transition expenses in connection with the acquisition of Virgin America, including the necessary costs associated with integrating the operations of Alaska and Virgin America. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including ticketing/distribution, maintenance and flight operations. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the financial benefits we expect to achieve from the acquisition, including the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will continue to result in us taking charges against earnings in future periods, and the amount and timing of such charges are uncertain at present.

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

Virgin America is a party to license agreements with certain entities affiliated with the Virgin Group pursuant to which we obtain rights to use the Virgin brand. The licensor may terminate the agreements upon the occurrence of a number of specified events including if Virgin America commits a material breach of its obligations under the agreements that is uncured for more than 10 business days or if it materially damages the Virgin brand. If we lose our rights to use the Virgin brand, our current plan to discontinue use of the Virgin America trademarks gradually would need to be accelerated, which could have an adverse impact on our financial condition.

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

STRATEGY

The airline industry is highly competitive and susceptible to price discounting and changes in capacity, which could have a material adverse effect on our business. If we cannot successfully compete in the marketplace, our business, financial condition, and operating results will be materially adversely affected.

The U.S. airline industry is characterized by substantial price competition. In recent years, the market share held by low-cost carriers and ultra low-cost carriers has increased significantly and is expected to continue to increase. Airlines also compete for market share by increasing or decreasing their capacity, route systems, and the number of markets served. Several of our competitors have increased their capacity in markets we serve, particularly in our key West Coast markets. The resulting increased competition in both domestic and international markets may have a material adverse effect on our results of operations, financial condition, or liquidity.

We continue to strive toward maintaining and improving our competitive cost structure by setting aggressive cost-reduction goals. This is an important part of our business strategy of offering the best value to our guests through low fares while achieving acceptable profit margins and return on capital. If we are unable to maintain our cost advantage over the long-term and achieve sustained targeted returns on invested capital, we will likely not be able to grow our business in the future or weather industry downturns. Therefore, our financial results may suffer.

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

Our concentration in certain markets could cause us to be disproportionately impacted by adverse changes in circumstances in those locations.

Our strategy includes being the premier carrier for people living on the West Coast. This results in a high concentration of our business in key West Coast markets. A significant portion of our flights occur to and from our Seattle, Portland, and Bay Area hubs. In 2017, passengers to and from Seattle, Portland, and the Bay Area accounted for 81% of our total guests.

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

Alaska is dependent on Boeing as its sole supplier for aircraft and many aircraft parts. Virgin America is similarly dependent on Airbus, and Horizon is dependent on Bombardier and Embraer. Additionally, each carrier is dependent on sole suppliers for aircraft engines for each aircraft type. As a result, we are more vulnerable to issues associated with the supply of those aircraft and parts including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA. Additionally, further consolidation amongst aircraft and aircraft parts manufacturers could further limit the number of suppliers. This could result in an inability to operate our aircraft or instability in the foreign countries, in which the aircraft and its parts are manufactured.

We rely on partner airlines for codeshare and frequent flyer marketing arrangements.

Our airlines are parties to marketing agreements with a number of domestic and international air carriers, or “partners." These agreements provide that certain flight segments operated by us are held out as partner “codeshare” flights and that certain partner flights are held out for sale as Alaska or Virgin America codeshare flights. In addition, the agreements generally provide that members of Alaska’s Mileage Plan™ program can earn credit on or redeem credit for partner flights and vice versa. We receive revenue from flights sold under codeshare and from interline arrangements. In addition, we believe that the frequent flyer arrangements are an important part of our frequent flyer program. The loss of a significant partner through bankruptcy, consolidation, or otherwise, could have a negative effect on our revenues or the attractiveness of our Mileage Plan™ program, which we believe is a source of competitive advantage.

We routinely engage in analysis and discussions regarding our own strategic position, including alliances, codeshare arrangements, interline arrangements, and frequent flyer program enhancements, and may have future discussions with other airlines regarding similar activities. If other airlines participate in consolidation or reorganization, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of ours and potentially impairing our ability to realize expected benefits from our own strategic relationships.

Economic uncertainty, or another recession, would likely impact demand for our product and could harm our financial condition and results of operations.

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

We depend on automated systems to operate our business, including our airline reservation system, our telecommunication systems, our website, our maintenance systems, our check-in kiosks, mobile devices, and other systems. Substantially all of our tickets are issued to our guests as electronic tickets, and the majority of our customers check in using our website, airport kiosks, or our mobile application. We depend on our reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, we must continue to invest in new technology to ensure that our website, reservation system and check-in systems are able to accommodate a high volume of traffic, maintain information security and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures or service disruptions could reduce the attractiveness of our services and cause our guests to do business with another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch and other operational needs. We also plan to move our primary data center location. Disruptions, failed migration, untimely recovery, or a breach of these systems or the data center could result in the loss of important data, an increase of our expenses, an impact on our operational performance, or a possible temporary cessation of our operations.

If we do not maintain the privacy and security of our information, we could damage our reputation and incur substantial legal and regulatory costs.

We accept, store and transmit information about our guests, our employees, our business partners, and our business.  In addition, we frequently rely on third-party hosting sites and data processors, including cloud providers. Our sensitive information relies on secure transmission over public and private networks.  A compromise of our systems, the security of our infrastructure or those of other business partners that result in our information being accessed or stolen by unauthorized persons could adversely affect our operations and our reputation.

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

Our indebtedness and other fixed obligations could lead to liquidity constraints that may restrict our activities.

We incurred a significant amount of new debt to finance our acquisition of Virgin America. We now have, and will continue to have for the foreseeable future, a substantial amount of debt. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues would result in a disproportionately greater decrease in earnings.

Our outstanding long-term debt and other fixed obligations could have important consequences. For example, they could limit our ability to obtain additional financing to fund our future capital expenditures, working capital or other purposes; require us to dedicate a material portion of our operating cash flow to fund lease payments and interest payments on indebtedness, thereby reducing funds available for other purposes; or limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

Although we have historically been able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations when they become due, we cannot ensure we will be able to do so in the future. If we fail to do so, our business could be harmed.

Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the timing of maintenance events of our aircraft.

As of December 31, 2017, the average age of our NextGen aircraft (B737-800, -900, -900ERs) was approximately 7.5 years, the average age of our A319, A320, and A321neo aircraft was approximately 7.3 years, the average age of our Embraer E175 aircraft was approximately 1.2 years, and the average age of our Q400 aircraft was approximately 11 years. Our relatively new aircraft require less maintenance currently than they will in the future. Any significant increase in maintenance expenses could have a material adverse effect on our results of operations.

Our ability to use Virgin America’s net operating loss carryforwards to offset future taxable income for U.S. federal and state income tax purposes may be limited if we are unable to earn adequate taxable income in future periods.

Our ability to use the net operating loss carryforwards (NOLs) will depend on the amount of taxable income generated in future periods. The NOLs may expire before we can generate sufficient taxable income to utilize the NOLs.

BRAND AND REPUTATION

As we evolve our brand to appeal to a changing demographic and grow into new markets, we will engage in strategic initiatives that may not be favorably received by all of our guests.

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

Labor costs are a significant component of our total expenses. Each of Alaska, Horizon, Virgin America, and McGee Air Service's represented employee groups has a separate collective bargaining agreement. In relation to the Virgin America integration, the workgroups that have not yet reached a transition agreement could make demands that would increase our operating expenses and adversely affect our financial performance if we agree to them. The same result could apply if we experience a significant increase in vendor labor costs, including wage rate increases, which could ultimately flow through to us under the applicable services agreement.

Although we have a long track record of fostering good communications, negotiating approaches and developing other strategies to enhance workforce engagement in our long-term vision, future uncertainty around open contracts-including the collective bargaining negotiations for the integration of Alaska's and Virgin America's represented work groups-could be a distraction, affecting employee focus on our business and diverting management’s attention from other projects and issues.

We compete against the major U.S. airlines and other businesses for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, achieve and sustain employee engagement in our strategic vision, or if we are unsuccessful at implementing succession plans for our key staff, we may be unable to grow or sustain our business.

Employees could also engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt our normal operations in an attempt to pressure us to acquiesce to wage or other demands during Section 6 negotiations or transition agreement discussions. Although the Railway Labor Act makes such “self-help” unlawful until the National Mediation Board releases the parties following lengthy mediation attempts, such actions could cause significant harm even if we were ultimately successful in seeking injunctive relief or other remedies.

The inability to attract, retain and train regional pilots could result in guest impact and adversely affect our business and results of operations.

In recent years, there have been shortages of pilots for hire in the regional market, and there is an anticipated pilot shortage in hiring in the mainline markets in the next two to three years. Attrition beyond normal levels, or the inability to attract new pilots, could negatively impact our operating results, and our business prospects could be harmed. In addition, the ability to train pilot candidates in a timely manner to support Alaska’s operational needs may continue to be a challenge for Horizon Air. Due to the high volume of turnover, partially driven by the hiring needs of mainline carriers, pilot training may face added stress associated with ensuring initial training, recurrent training and upgrades from first officer to captain are accomplished in a manner timely enough to support Alaska’s operational needs. Any of these outcomes would possibly result in guest impact and harm to our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2017:

Aircraft Type	Seats	Owned	Leased	Total	Average Age in Years
B737 Freighters	—	3	—	3	17.5
B737 NextGen	124-181	141	10	151	7.5
A319	119	—	10	10	10.2
A320	146-149	10	43	53	7.3
A321neo	185	—	4	4	0.4
Total Mainline Fleet		154	67	221	7.6
Q400	76	35	15	50	11.0
E175	76	10	23	33	1.2
Total Regional Fleet		45	38	83	7.1
Total		199	105	304	7.4

“Management’s Discussion and Analysis of Financial Condition and Results of Operations" discusses future orders and options for additional aircraft. “Liquidity and Capital Resources" provides more information about aircraft that are used to secure long-term debt arrangements or collateralize credit facilities.

Alaska’s leased B737 aircraft have lease expiration dates between 2018 and 2026. Virgin America's leased A319, A320, and A321neo aircraft have expiration dates between 2019 and 2029. Horizon’s leased Q400 aircraft have expiration dates between 2018 and 2021. The leased E175 aircraft are through our capacity purchase agreement with SkyWest. Alaska, Virgin America and Horizon have the option to extend some of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the fair-market value of the aircraft.

GROUND FACILITIES AND SERVICES

We own terminal buildings in various cities in the state of Alaska and several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac) near Seattle, WA. These include a multi-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and data center, and various other commercial office buildings. Additionally, in 2017 we entered into a contract to acquire property near our existing headquarters facility for the development of additional office space.

We lease ticket counters, gates, cargo and baggage space, ground equipment, office space and other support areas at the majority of the airports we serve. Airport leases contain provisions for periodic adjustments of lease rates. We are typically responsible for maintenance, insurance and other facility-related expenses and services under these agreements. We also lease operations, training, administrative, and data center facilities in Burlingame, CA; Portland, OR; Quincy, WA; and Spokane, WA as well as line maintenance stations in Boise, ID; Bellingham, WA; Eugene, OR; San Jose, CA; Medford, OR; Redmond, OR; Seattle, WA; Kent, WA; and Spokane, WA. Further, we lease call center facilities in Phoenix, AZ, and Boise, ID.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2017, there were 129,903,498 shares of common stock of Alaska Air Group, Inc. issued, 123,060,638 shares outstanding, and 2,044 shareholders of record. In 2017, we paid quarterly dividends of $0.300 per share in March, June, September and December. Our common stock is listed on the New York Stock Exchange (symbol: ALK). The following table shows the trading range of Alaska Air Group, Inc. common stock on the New York Stock Exchange:

	2017		2016
	High	Low	High	Low
First Quarter	$101.43	$86.22	$83.05	$61.58
Second Quarter	93.16	82.03	83.09	54.53
Third Quarter	95.75	71.17	71.57	56.47
Fourth Quarter	82.68	61.10	91.88	65.60

SALES OF NON-REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
October 1, 2017 - October 31, 2017 (a)	369,182	$67.72	369,182
November 1, 2017 - November 30, 2017	—	—	—
December 1, 2017 - December 31, 2017	—	—	—
Total	369,182	$67.72	369,182	$612

(a)	Purchased pursuant to the $1 billion repurchase plan authorized by the Board of Directors in August 2015.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2012 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2012.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

As the acquisition of Virgin America closed on December 14, 2016, results below include Virgin America for the twelve months ended December 31, 2017, but only for the period December 14, 2016 through December 31, 2016 in the twelve months ended December 31, 2016.

Year Ended December 31 (in millions, except per-share amounts):	2017	2016	2015	2014	2013
CONSOLIDATED OPERATING RESULTS (audited)
Operating Revenues	$7,933	$5,931	$5,598	$5,368	$5,156
Operating Expenses	6,673	4,582	4,300	4,406	4,318
Operating Income	1,260	1,349	1,298	962	838
Nonoperating income (expense), net of interest capitalized(a)	(53)	(4)	14	13	(22)
Income before income tax	1,207	1,345	1,312	975	816
Net Income	$1,034	$814	$848	$605	$508
Average basic shares outstanding	123.211	123.557	128.373	135.445	139.910
Average diluted shares outstanding	123.854	124.389	129.372	136.801	141.878
Basic earnings per share	$8.39	$6.59	$6.61	$4.47	$3.63
Diluted earnings per share	$8.35	$6.54	$6.56	$4.42	$3.58
Cash dividends declared per share	$1.20	$1.10	$0.80	$0.50	0.20
CONSOLIDATED FINANCIAL POSITION (audited)
At End of Period (in millions):
Total assets	$10,740	$9,962	$6,530	$6,059	$5,719
Long-term debt, including current portion	$2,569	$2,964	$683	$798	$865
Shareholders' equity	$3,721	$2,931	$2,411	$2,127	$2,029
OPERATING STATISTICS (unaudited)(d)
Consolidated:(b)
Revenue passengers (000)	44,034	34,289	31,883	29,287	27,414
RPMs (000,000) "traffic"	52,338	37,209	33,578	30,718	28,833
ASMs (000,000) "capacity"	62,072	44,135	39,914	36,078	33,672
Load factor	84.3%	84.3%	84.1%	85.1%	85.6%
Yield	13.03¢	13.45¢	14.27¢	14.91¢	14.80¢
PRASM	10.98¢	11.34¢	12.01¢	12.69¢	12.67¢
RASM	12.78¢	13.44¢	14.03¢	14.88¢	14.74¢
CASMex(c)	8.23¢	8.23¢	8.30¢	8.36¢	8.47¢
Mainline:
Revenue passengers (000)	34,539	24,838	22,869	20,972	19,737
RPMs (000,000) "traffic"	48,238	33,489	30,340	27,778	26,172
ASMs (000,000) "capacity"	56,945	39,473	35,912	32,430	30,411
Load factor	84.7%	84.8%	84.5%	85.7%	86.1%
Yield	12.14¢	12.24¢	12.98¢	13.58¢	13.33¢
PRASM	10.29¢	10.38¢	10.97¢	11.64¢	11.48¢
CASMex(c)	7.47¢	7.30¢	7.39¢	7.45¢	7.54¢
Regional (b):
Revenue passengers (000)	9,495	9,452	9,015	8,306	7,677
RPMs (000,000) "traffic"	4,101	3,720	3,238	2,940	2,661
ASMs (000,000) "capacity"	5,127	4,662	4,002	3,648	3,261
Load factor	80.0%	79.8%	80.9%	80.6%	81.6%
Yield	23.41¢	24.42¢	26.37¢	27.40¢	29.20¢
PRASM	18.72¢	19.49¢	21.34¢	22.08¢	23.83¢

(a)	Capitalized interest was $17 million, $25 million, $34 million, $20 million and $21 million for 2017, 2016, 2015, 2014 and 2013.

(b)	Includes flights under Capacity Purchase Agreements operated by SkyWest and PenAir.

(c)	See reconciliation to the most directly related Generally Accepted Accounting Principles (GAAP) measure in the "Results of Operations" section.

(d)	See "Glossary of Terms" for definitions of the abbreviated terms.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•	Year in Review—highlights from 2017 outlining some of the major events that happened during the year and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three years presented in our consolidated financial statements. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. As Virgin America was acquired on December 14, 2016, its financial and operational results are reflected in the year ended December 31, 2017, but not in the comparative prior period. However, for comparability purposes, we have added "Combined Comparative" information for the prior year, which is more fully described below. This section includes forward-looking statements regarding our view of 2018. Further information about the acquisition of Virgin America can be found in Note 2 to the consolidated financial statements.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, sources and uses of cash, contractual obligations and commitments and off-balance sheet arrangements.

•	Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

YEAR IN REVIEW

In 2017, we expanded our network at a record pace, adding 44 new markets across the network during the year. Additionally, we devoted a significant amount of energy and resources to integrating Alaska and Virgin America. We achieved many integration milestones, including merging many back-office functions, co-locating many stations, and launching technology for front-line employees to enable them to serve our customers seamlessly between carriers.

In 2017, we posted our 14th consecutive annual profit on an adjusted basis. Our pretax income was $1.2 billion, compared to $1.3 billion in 2016. Our 2017 pretax income on an adjusted basis (a non-GAAP financial measure) was $1.3 billion, a decrease of 9% from 2016. Adjusted pretax income for 2017 excludes $118 million of merger-related costs associated with our acquisition of Virgin America and $7 million of mark-to-market fuel hedge benefit.

The decrease in adjusted pretax income was driven largely by an increase in operating expenses, excluding fuel and special items, of $1.5 billion, and an increase in fuel expense of $616 million. The increase in operating expense was primarily due to the full-year impact of Virgin America in our financial results. The increased costs were partially offset by an increase in operating revenues of $2.0 billion.

The growth in revenues of $2.0 billion was driven by the growth in our business, attributable to the inclusion of Virgin America in our results for the full year, as well as our expansion into 44 new markets entered into during the year. On the regional side of our business, Horizon began flying the new Embraer E175 regional jets in 2017 — the first 10 of 33 aircraft scheduled for delivery over a three year period. We believe we have a strong future ahead of us and look forward to the many new opportunities our combined networks will bring our company.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of Non-GAAP measures to the most directly comparable GAAP measure.

Accomplishments and Highlights

Recognition and Awards - Alaska

•	Ranked "Highest in Customer Satisfaction Among Traditional Carriers" in 2017 by J.D. Power for the tenth year in a row.

•	Ranked first in the U.S. News & World Report's list of Best Travel Rewards Programs for the third consecutive year.

•	Won the "Best Rewards Program" for Mileage Plan™ for carriers in the "Americas" region in the sixth annual FlyerTalk Award.

•	Mileage Plan™ ranked Best Airline Elite Status Program in the U.S. by The Points Guy.

•	Ranked among Forbes' 2017 "America's Best Employers" for the third year in a row.

•	Received 16th Diamond Award of Excellence from the Federal Aviation Administration, recognizing both Alaska and Horizon's aircraft technicians for their commitment to training.

•	Ranked by AirlineRatings.com as one of only two U.S. airlines in the Top 20 safest airlines in the world.

•	Rated "Best Airline Staff in North America" and "Best Regional Airline in North America" by Skytrax World Airline Awards.

•	Awarded TripAdvisor's 2017 Travelers' Choice Award for second-best midsize and low-cost airlines in North America and one of the top 10 best airlines in the world.

•	Recognized by the Puget Sound Business Journal as the 2017 Board Diversity Champion, as well as by the Women Corporate Directors Global Institute for diversity among our Directors.

•	Ranked as the top U.S. airline in the Dow Jones Sustainability Index (DJSI), receiving perfect scores for “efficiency” and “reliability.”

•	Recognized as No. 1 in fuel efficiency for U.S. airlines by the International Council on Clean Transportation for the 7th consecutive year.

•	Named one of the overall five-star major regional airlines at the Passenger Choice Awards during the APEX EXPO.

•	Ranked fifth of most engaged companies in the U.S. by Forbes Insights, which measured social media engagement, net promoter scores, and year-over-year sales growth.

Recognition and Awards - Virgin America

•	Rated Best U.S. Airline by Conde Nast Traveler in their "Annual Readers' Choice Awards" for the tenth year in a row.

•	Rated Best Domestic Airline in Travel + Leisure "World's Best Awards" for the tenth year in a row.

•	Received a five-star rating for low-cost carrier, and received a top honor with a Passenger Choice Award for “Best Seat Comfort” during the APEX EXPO.

Our People and Communities

•	Awarded $135 million in incentive pay to employees for 2017.

•	Awarded employees a $1,000 bonus in January 2018 in connection with the passing of the Tax Cuts and Jobs Act, amounting to approximately $25 million.

•
Donated over $14 million and contributed more than 32,000 volunteer hours to support nonprofits in our local communities, focusing on youth and education, medical (research/transportation) and community outreach.

Shareholder Return

In 2017, we paid cash dividends of $148 million and repurchased approximately 981 thousand shares of our common stock for $75 million under the $1 billion share repurchase program authorized by our Board of Directors in August 2015. As of December 31, 2017, the Company has repurchased approximately 5 million shares for $388 million under this program.

Since 2007, we have repurchased 60 million shares of common stock for $1.6 billion for an average price of approximately $26.72 per share. In 2017, we increased our quarterly dividend 9% from $0.275 per share to $0.300 per share, and, subsequent to December 31, 2017, we announced a 7% increase to $0.32 per share for 2018. Overall, we returned $223 million to shareholders during 2017. We expect to continue to return capital to shareholders in 2018, primarily in the form of dividends.

Outlook

In 2018 and beyond, we are focused on successfully completing the integration of Virgin America with Alaska. In January 2018 Alaska and Virgin America received a Single Operating Certificate (SOC), our most significant integration milestone to date. The integration milestones achieved thus far will help to ease our transition to a single Passenger Service System (PSS) on April 25, 2018. This will allow us to provide one reservation system, one website and one inventory of flights to our guests, which will help unlock many of the revenue synergies expected from the acquisition. In conjunction with PSS, at all gates, ticketing and check-in areas, guests will be greeted with Alaska branding.

We will continue to make investments to enhance our onboard guest experience. Some of the more notable projects underway include adding satellite connectivity to our entire Boeing and Airbus fleets to offer high-speed satellite Wi-Fi, further upgrades to our onboard menu offerings, updating and expanding airport lounges in the JFK and Seattle airports, and investment in our Seattle hub airport to open a state-of-the-art 20-gate North Terminal facility.

In 2018, we expect to continue to experience cost pressure, due in large part to pilot wage increases, which became effective in the fourth quarter of 2017, and a new maintenance cost-per-hour agreement that will result in higher maintenance costs in 2018, but will help to reduce the volatility of maintenance expense over the next several years. We also expect to continue to incur further costs associated with the ongoing integration of Virgin America. For the first quarter of 2018, we expect unit revenues (RASM) to decline 3.5% - 4.5% and unit costs, excluding fuel and special items (CASM, ex fuel) to increase approximately 6%. In addition, we expect the price per gallon of jet fuel to increase approximately 21% from the prior-year period. Based on these current estimates, we are likely to report a loss in the first quarter although we expect our unit costs and unit revenues to improve throughout 2018.

Our priority throughout the integration process is to run two great airlines and to maintain safe and compliant operations, while providing a great experience for our guests. We are particularly focused on merging the Alaska and Virgin America cultures and brands that our guests respect and trust. We intend to minimize any disruption to our guests during our integration efforts by being transparent about our progress and how the changes may affect them. Employee engagement throughout the integration will remain a top priority as well, ensuring that employees remain engaged, informed and excited about the new Company's future. Additionally, we will remain focused on capturing the value and synergies created by combining these two great airlines.

We expect to grow our combined network capacity in 2018 by approximately 7.5%, compared to a 7.1% combined growth in 2017. Current schedules indicate competitive capacity will be roughly 6 points higher in the first quarter of 2018. We believe that our product, our operation, our engaged employees, our award-winning service, and our competitive Mileage Plan™, combined with our strong balance sheet, give us the ability to compete vigorously in our markets.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of merger-related costs, mark-to-market gains or losses or other individual special revenues or expenses is useful information to investors because:

•
By excluding fuel expense and certain special items (including merger-related costs) from our unit metrics, we believe that we have better visibility into the results of operations and our non-fuel cost initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and investors) to understand the impact of (and trends in) company-specific cost drivers, such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

•
Cost per ASM (CASM) excluding fuel and certain special items, such as merger-related costs, is one of the most important measures used by management and by the Air Group Board of Directors in assessing quarterly and annual cost performance.

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

2017 COMPARED WITH 2016

Our consolidated net income for 2017 was $1 billion, or $8.35 per diluted share, compared to net income of $814 million, or $6.54 per diluted share, in 2016. As the acquisition of Virgin America closed on December 14, 2016, our 2016 financial results include Virgin America for the period of December 14, 2016 through December 31, 2016 and the impact of purchase accounting as of December 14, 2016. Refer to the "Critical Accounting Estimates" section for further information regarding purchase accounting.

Excluding the impact of merger-related costs, mark-to-market fuel hedge adjustments and a special tax benefit as a result of tax reform, our adjusted consolidated net income for 2017 was $823 million, or $6.64 per diluted share, compared to an adjusted consolidated net income of $911 million, or $7.32 per share, in 2016. The following table reconciles our adjusted net income and earnings per diluted share (EPS) during the full year 2017 and 2016 to amounts as reported in accordance with GAAP.

	Twelve Months Ended December 31,
	2017		2016
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income and diluted EPS	$1,034	$8.35	$814	$6.54
Mark-to-market fuel hedge (benefit)/expense	(7)	(0.06)	(13)	(0.11)
Special items—merger-related costs and other(a)	118	0.95	117	0.94
Income tax effect on special items and fuel hedge adjustments(b)	(42)	(0.34)	(24)	(0.19)
Special tax (benefit)/expense(c)	(280)	(2.26)	17	0.14
Non-GAAP adjusted net income and diluted EPS	$823	$6.64	$911	$7.32

(a)	Refer to Note 10 to the consolidated financial statement for the description of special items.

(b)	Certain merger-related costs are non-deductible for tax purposes, resulting in a smaller income tax effect for 2016 adjusting items.

(c)
Special tax (benefit)/expense in 2017 is due to the remeasurement of deferred tax liabilities as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, offset by certain state tax law enactments. In 2016 it represents discrete impacts of adjustments to our position on income sourcing in various states.

CASM is summarized below:

	Twelve Months Ended December 31,
	2017		2016		% Change
Consolidated:
Total CASM	10.75	¢	10.38	¢	3.6%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.33		1.88		23.9%
Special items—merger-related costs and other(a)	0.19		0.27		(29.6)%
CASM, excluding fuel and special items	8.23	¢	8.23	¢	—%

Mainline:
Total CASM	9.92	¢	9.39	¢	5.6%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.24		1.79		25.1%
Special items—merger-related costs and other(a)	0.21		0.30		(30.0)%
CASM, excluding fuel and special items	7.47	¢	7.30	¢	2.3%

(a)	Refer to Note 10 to the consolidated financial statement for the description of special items.

Impact of Accounting Changes

The following discussion of 2017 compared with 2016 results reflects balances as reported within this 10-K. On January 1, 2018 we will implement ASU 2014-09, "Revenue from Contracts with Customers," and ASU 2017-07, "Compensation- Retirement Benefits." We have elected to apply both standards using the full retrospective approach, which will require us to restate prior period financial information under the new standards. When providing forward looking guidance on line items that will be recast under the new standards, we have included provisional recast amounts herein.

Under the new revenue recognition standard, the primary changes to our financial information relate to Mileage Plan™ accounting, ticket breakage, and ancillary revenue geography.

•
Mileage Plan™ miles earned through travel have historically been accounted for using the incremental cost approach. Under the new standard, we will allocate a portion of the ticket price to deferred revenue.

•	Ticket breakage was historically recognized at time of expiration. Under the new standard, ticket breakage will be recorded based on an estimate at the original departure date.

•	Ancillary revenues related to passenger travel, which were historically presented as Other revenue, will be reclassified to Passenger Revenue.

As a result of the new revenue recognition standard, we expect to restate 2017 and 2016 financial information in our future filings. We expect 2017 reported revenues will be reduced by approximately $41 million, and reported non-fuel operating costs will increase by approximately $13 million, resulting in a net reduction of $54 million to reported adjusted pretax profit. We expect a similar impact in 2018.

Although less significant, the new retirement benefits accounting standard is also effective January 1, 2018. Under this new standard, all components of net periodic benefit cost will be presented in Nonoperating income (expense), except service cost, which will remain in Wages and benefits. This change has an impact on CASM.

Management believes it is useful to compare forecasted results with the restated results under the new standards, as noted in the impacted areas below. The implementation of the new standards will impact common industry metrics such as PRASM, RASM, and CASM excluding fuel and special items. We will provide restated metrics in a separate filing.

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure performance. As the acquisition of Virgin America closed on December 14, 2016, Consolidated and Mainline amounts presented below include Virgin America results for the twelve months ended December 31, 2017, but only for the period December 14, 2016 through December 31, 2016 in the twelve months ended December 31, 2016 results below. We often refer to unit revenues and adjusted unit costs, which is a non-GAAP measure.

	Twelve Months Ended December 31,
	2017	2016	Change	2015	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	44,034	34,289	28.4%	31,883	7.5%
RPMs (000,000) "traffic"	52,338	37,209	40.7%	33,578	10.8%
ASMs (000,000) "capacity"	62,072	44,135	40.6%	39,914	10.6%
Load factor	84.3%	84.3%	—	84.1%	0.2 pts
Yield	13.03¢	13.45¢	(3.1)%	14.27¢	(5.7)%
PRASM	10.98¢	11.34¢	(3.2)%	12.01¢	(5.6)%
RASM	12.78¢	13.44¢	(4.9)%	14.03¢	(4.2)%
CASM excluding fuel and special items(b)	8.23¢	8.23¢	—%	8.30¢	(0.8)%
Economic fuel cost per gallon(b)	$1.82	$1.52	19.7%	$1.88	(19.1)%
Fuel gallons (000,000)	797	554	43.9%	508	9.1%
ASM's per gallon	77.9	79.7	(2.3)%	78.6	1.4%
Average number of full-time equivalent employees (FTEs)	20,183	14,760	36.7%	13,858	6.5%

Mainline Operating Statistics:
Revenue passengers (000)	34,539	24,838	39.1%	22,869	8.6%
RPMs (000,000) "traffic"	48,238	33,489	44.0%	30,340	10.4%
ASMs (000,000) "capacity"	56,945	39,473	44.3%	35,912	9.9%
Load factor	84.7%	84.8%	(0.1) pts	84.5%	0.3 pts
Yield	12.14¢	12.24¢	(0.8)%	12.98¢	(5.7)%
PRASM	10.29¢	10.38¢	(0.9)%	10.97¢	(5.4)%
CASM excluding fuel and special items(b)	7.47¢	7.30¢	2.3%	7.39¢	(1.2)%
Economic fuel cost per gallon(b)	$1.82	$1.52	19.7%	$1.87	(18.7)%
Fuel gallons (000,000)	706	474	48.9%	439	8.0%
ASM's per gallon	80.7	83.3	(3.1)%	81.8	1.8%
Average number of FTEs	15,653	11,447	36.7%	10,750	6.5%
Aircraft utilization	11.2	10.5	6.7%	10.8	(2.8)%
Average aircraft stage length	1,301	1,225	6.2%	1,195	2.5%
Mainline operating fleet at period-end	221 a/c	218 a/c	3 a/c	147 a/c	71 a/c

Regional Operating Statistics:(c)
Revenue passengers (000)	9,495	9,452	0.5%	9,015	4.8%
RPMs (000,000) "traffic"	4,101	3,720	10.2%	3,238	14.9%
ASMs (000,000) "capacity"	5,127	4,662	10.0%	4,002	16.5%
Load factor	80.0%	79.8%	0.2 pts	80.9%	(1.1) pts
Yield	23.41¢	24.42¢	(4.1)%	26.37¢	(7.4)%
PRASM	18.72¢	19.49¢	(4.0)%	21.34¢	(8.7)%

(a)	Except for FTEs, data includes information related to regional CPA flying with Horizon, SkyWest and PenAir.

(b)	See reconciliation of this measure to the most directly related GAAP measure in the "Results of Operations" section.

(c)	Data presented includes information related to regional CPAs.

We believe that analysis of specific financial and operational results on a combined basis provides more meaningful year-over-year comparisons. The discussion below includes "Combined Comparative" results for 2016, determined as the sum of the historical consolidated results of Air Group and Virgin America. Virgin America's financial information has been conformed to reflect Air Group's historical financial statement presentation. This information does not purport to reflect what our financial and operational results would have been had the acquisition been consummated at the beginning of the periods presented.

COMBINED COMPARATIVE OPERATING STATISTICS

	Twelve Months Ended December 31,
	2017	2016 as Reported	2016 Virgin America	2016 Combined	Change
Consolidated:
Revenue passengers (in 000)	44,034	34,289	7,658	41,947	5.0%
RPMs (in 000,000)	52,338	37,209	11,545	48,754	7.4%
ASMs (in 000,000)	62,072	44,135	13,818	57,953	7.1%
Load Factor	84.3%	84.3%	(a)	84.1%	0.2 pts
PRASM	10.98¢	11.34¢	(a)	11.08¢	(0.9)%
RASM	12.78¢	13.44¢	(a)	12.93¢	(1.2)%
CASMex	8.23¢	8.23¢	(a)	8.04¢	2.4%
FTEs	20,183	14,760	2,618	17,378	16.1%

Mainline:
RPMs (in 000,000)	48,238	33,489	11,545	45,034	7.1%
ASMs (in 000,000)	56,945	39,473	13,818	53,291	6.9%
Load Factor	84.7%	84.8%	(a)	84.5%	0.2 pts
PRASM	10.29¢	10.38¢	(a)	10.34¢	(0.5)%

(a)	2016 Combined operating statistics have been recalculated using the combined results.

OPERATING REVENUES

Total operating revenues increased $2.0 billion, or 34%, during 2017 compared to the same period in 2016.  On a Combined Comparative basis, total operating revenues increased $438 million or 6%. The changes, including the reconciliation of the impact of Virgin America on the comparative results, are summarized in the following table:

	Twelve Months Ended December 31,				Change
(in millions)	2017	2016 as Reported	2016 Pre-Acquisition Virgin America	2016 Combined	$ Combined	% Combined
Passenger
Mainline	$5,858	$4,098	$1,414	$5,512	$346	6.3%
Regional	960	908	—	908	52	5.7%
Total passenger revenue	$6,818	$5,006	$1,414	$6,420	$398	6.2%
Freight and mail	114	108	—	108	6	5.6%
Other—net	1,001	817	150	967	34	3.5%
Total operating revenues	$7,933	$5,931	$1,564	$7,495	$438	5.8%

Passenger Revenue—Mainline

On a consolidated basis, Mainline passenger revenue for 2017 increased by $1.8 billion, or 43% on a 44% increase in capacity driven by the acquisition of Virgin America, partially offset by a 1% decrease in unit revenues compared to 2016. On a Combined Comparative basis, Mainline passenger revenue increased by $346 million or 6%, due to a 7% increase in capacity, partially offset by a 1% decrease in unit revenue compared to the combined Mainline results for 2016. The increase in capacity was driven by our continued network expansion and aircraft added to our fleet in the current year. The decrease in PRASM was driven by a decrease in ticket yields on relatively flat load factors. Lower ticket yields (pricing) were impacted, in large part, by our new market growth and by competitor pricing actions felt more acutely in our California markets.

Passenger Revenue—Regional

Regional passenger revenue increased by $52 million, or 6%, compared to 2016 due to a 10% increase in capacity, partially offset by a 4% decrease in PRASM compared to 2016. The increase in capacity is due to an increase in departures from new E175 deliveries, an increase in average aircraft stage length and the annualization of new routes introduced over the past twelve months. The decrease in Regional PRASM was primarily driven by the significant growth in our regional business and competitive pricing actions.

Other—Net

Other—net revenue increased $184 million, or 23%, from 2016, primarily due to increases in frequent flyer program revenue. Frequent flyer program revenue increased $53 million or 12%, due to an increase in miles sold to our affinity card partner in the the current year. On a Combined Comparative basis, Other—net revenue increased $34 million, or 4%.

Under the new revenue recognition standard, our 2017 recast revenues will decrease by approximately $41 million. We expect competitive pressures on unit revenues to continue into 2018. However, given our projected capacity growth, we expect total revenue will increase in 2018 as we expect to grow our capacity approximately 7.5%.

OPERATING EXPENSES

Total operating expenses increased $2.1 billion, or 46%, compared to 2016. On a Combined Comparative basis, total operating expenses increased $749 million, or 13% primarily as a result of higher wages and benefits and higher fuel costs, among other increases. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,				Change
(in millions)	2017	2016 as Reported	2016 Pre-acquisition Virgin America	2016 Combined	$ Combined	% Combined
Fuel expense	$1,447	$831	$293	$1,124	$323	28.7%
Non-fuel expenses	5,108	3,634	1,028	4,662	446	9.6%
Special items—merger-related costs	118	117	21	138	(20)	(14.5)%
Total Operating Expenses	$6,673	$4,582	$1,342	$5,924	$749	12.6%

Significant operating expense variances from 2016 are more fully described below.

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

Aircraft fuel expense increased $616 million, or 74% compared to 2016. On a Combined Comparative basis, aircraft fuel expense increased $323 million, or 29%. The elements of the change are illustrated in the following table:

	Twelve Months Ended December 31,
	2017		2016 as Reported		2016 Combined
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,437	$1.80	$828	$1.49	$1,105	$1.49
Losses on settled hedges	17	0.02	16	0.03	34	0.05
Consolidated economic fuel expense	$1,454	$1.82	$844	$1.52	$1,139	$1.54
Mark-to-market fuel hedge adjustments	(7)	—	(13)	(0.02)	(15)	(0.02)
GAAP fuel expense	$1,447	$1.82	$831	$1.50	$1,124	$1.52
Fuel gallons	797		554		739

On a Combined Comparative basis, raw fuel expense per gallon increased 21% due primarily to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as the refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during 2017 was driven by a 38% increase in refining margins and a 17% increase in crude oil prices, compared to the prior year. Fuel gallons consumed increased by 58 million, or 8%, consistent with the increase in capacity of 7% on a Combined Comparative basis.

We also evaluate economic fuel expense, which we define as raw fuel expense adjusted for the cash we receive from hedge counterparties for hedges that settle during the period, and for the premium expense that we paid for those contracts. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. When we refer to economic fuel expense, we include gains and losses only when they are realized for those contracts that were settled during the period based on their original contract terms. We believe this is the best measure of the effect that fuel prices have on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

Losses recognized for hedges that settled during the year were $17 million in 2017, compared to losses of $16 million in 2016. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

As of the date of this filing we expect our economic fuel price per gallon to increase approximately 21% in the first quarter of 2018 as compared to the first quarter of 2017 due to higher crude oil prices and refining margins. As both oil prices and refining margins are volatile, we are unable to forecast the full-year cost with any certainty.

Non-fuel Expense and Non-special items

The table below provides the reconciliation of the impact of Virgin America on the comparative results for each of our operating expense line items, excluding fuel and special items.

	Twelve Months Ended December 31,				Change
(in millions)	2017	2016 as Reported	2016 Pre-acquisition Virgin America	2016 Combined	$ Combined	% Combined
Wages and benefits	$1,924	$1,382	284	1,666	258	15.5%
Variable incentive pay	135	127	32	159	(24)	(15.1)%
Aircraft maintenance	391	270	80	350	41	11.7%
Aircraft rent	274	114	170	284	(10)	(3.5)%
Landing fees and other rentals	460	320	107	427	33	7.7%
Contracted services	314	247	60	307	7	2.3%
Selling expenses	357	225	123	348	9	2.6%
Depreciation and amortization	372	363	37	400	(28)	(7.0)%
Food and beverage service	195	126	49	175	20	11.4%
Third-party regional carrier expense	121	95	—	95	26	27.4%
Other	565	365	86	451	114	25.3%
Total non-fuel, non-special operating expenses	$5,108	$3,634	$1,028	$4,662	$446	9.6%

Wages and Benefits

Wages and benefits increased during 2017 by $542 million, or 39%, compared to 2016. On a Combined Comparative basis, total wages and benefits increased by $258 million or 15%. The primary components of wages and benefits, including a reconciliation of 2016 on a Combined Comparative basis, are shown in the following table:

	Twelve Months Ended December 31,				Change
(in millions)	2017	2016 as Reported	2016 Pre-acquisition Virgin America	2016 Combined	$ Combined	% Combined
Wages	$1,468	$1,022	$224	$1,246	$222	17.8%
Medical and other benefits	216	192	23	215	1	0.5%
Defined contribution plans	103	67	22	89	14	15.7%
Pension—Defined benefit plans	32	25	—	25	7	28.0%
Payroll taxes	105	76	15	91	14	15.4%
Total wages and benefits	$1,924	$1,382	$284	$1,666	$258	15.5%

On a Combined Comparative basis, wages increased $222 million with a 16% increase in FTEs. The increase in FTEs is attributable to the growth in our business and the growth in McGee Air Services, which has brought certain airport ground service positions in-house that were previously reflected in Contracted Services expense. Additionally, wage rates for pilots at Alaska and Virgin America increased significantly in November 2017 as a result of new contract rates stemming from a decision reached by a third-party arbitration panel during the fourth quarter of 2017.

Costs associated with our defined contribution plans increased $14 million, or 16%, on a Combined Comparative basis, due to FTE growth and increased participation throughout all labor groups. Additionally, due to the arbitration decision reached in the fourth quarter of 2017, pilots at Alaska and Virgin America began receiving contributions at a higher rate.

Pension expense increased 28% compared to the same period in the prior year. The increase is due to the change in certain assumptions used at December 31, 2016, particularly discount rates which were lowered by 60 to 72 basis points, resulting in higher expense recognition in 2017.

Under the new retirement benefits accounting standard, 2017 recast wages and benefits will increase approximately $7 million. On a recast basis, we expect wages and benefits to grow at a greater rate than projected capacity growth in 2018. Alaska and Virgin America pilot wage increases are the primary drivers of this increase. The remainder is due to the expected growth in FTEs to support our capacity growth, along with higher wage rates, medical costs and higher pension costs. Furthermore, we may reach a new agreement with our mainline flight attendants, which would also result in higher wages.

Variable Incentive Pay

Variable incentive pay expense increased to $135 million in 2017 from $127 million in 2016. On a Combined Comparative basis, variable incentive pay decreased $24 million, or 15%, due to lower achievement against performance-based pay metrics as compared to the prior year.

Aircraft Maintenance

Aircraft maintenance costs increased by $121 million, or 45%, compared to 2016. On a Combined Comparative basis, aircraft maintenance costs increased $41 million, or 12%. Maintenance costs increased primarily due to timing of scheduled maintenance events in 2017, as well as a power-by-the-hour maintenance agreement that began during the fourth quarter of 2017.

We expect aircraft maintenance expense to increase, consistent with capacity growth in 2018. We will have an increase in engine maintenance costs primarily due to the full year impact of the power-by-the-hour engine maintenance arrangement on our B737-800 aircraft as noted above, as well as general maintenance expenditures increases as we continue to add capacity to our network.

Aircraft Rent

Aircraft rent expense increased $160 million, or 140%, compared to 2016. On a Combined Comparative basis, aircraft rent expense decreased $10 million, or 4%, primarily due to the resetting of straight-line aircraft rent resulting from purchase price accounting for leases held by Virgin America, partially offset by the addition of four A321neos added to our mainline fleet and eight E175s added to our regional fleet.

We expect aircraft rent to increase in 2018 at a greater rate than our forecasted capacity growth due to additional leased A321neo and E175 aircraft scheduled for delivery in 2018.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased $140 million, or 44%, compared to 2016. On a Combined Comparative basis, landing fees and other rental expenses increased $33 million, or 8%, primarily due to increased flying in 2017, as we increased capacity by 7% on a combined basis, and entered into 44 new markets.

We expect landing fees and other rental expense to grow at a slightly greater rate than capacity in 2018 as we continue to add capacity in our network and enter new markets. Additionally, we expect continued rate increases at airports across our network.

Contracted Services

Contracted services increased $67 million, or 27%, when compared to 2016. On a Combined Comparative basis, contracted services increased $7 million, or 2%, primarily due to increased flying at stations where we use vendors to assist us. Additionally, wage rates for our vendor employees have increased due to higher minimum wage laws in many locations we serve. These cost increases were partially offset by insourcing some of the ground services at many airports to McGee Air Services, whose costs are now included in other financial statement line items, particularly wages and benefits.

We expect contracted services to increase in 2018, consistent with our projected capacity growth. The increases are primarily due to higher wage rates in locations where we use vendor employees, and ongoing information technology and facilities projects that we use outside contractors to assist with.

Selling Expenses

Selling expenses increased by $132 million, or 59%, compared to 2016. On a Combined Comparative basis, selling expenses increased $9 million, or 3%, mostly due to increased promotional and advertising activities, as well as new sponsorships which became effective in the current year.

Under the new revenue recognition standard, our 2017 recast selling expense will increase by approximately $13 million. We expect selling expense to decrease in 2018 on a recast basis, due primarily to a decrease in advertising spend forecasted as well as decreased Mileage Plan partner airline expense due to the termination of certain partnerships with other airlines.

Depreciation and Amortization

Depreciation and amortization expenses increased by $9 million, or 2%, compared to 2016. On a Combined Comparative basis, depreciation and amortization expense decreased $28 million, or 7%, primarily due to a change in the estimated useful lives of certain B737 operating aircraft and related parts from 20 years to 25 years, which was effective October 1, 2016, partially offset by the addition of 14 B737-900ERs and 10 E175s to our fleet since December 31, 2016.

We expect depreciation and amortization expense to increase in line with capacity growth in 2018 compared to 2017, primarily due to scheduled B737-900ER and E175 aircraft deliveries in 2018.

Food and Beverage Service

Food and beverage service expense increased by $69 million, or 55%, compared to 2016. On a Combined Comparative basis, food and beverage service expenses increased $20 million, or 11%, due to the increased number of passengers, premium class offerings and enhancements to our onboard menu offerings to provide higher quality food and beverage products.

We expect food and beverage expenses to increase in line with capacity growth in 2018 compared to 2017, primarily due to an expected increase in number of passengers as we continue to grow our network and higher product costs.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPA agreements, increased $26 million, or 27%, in 2017 compared to 2016. The increase is primarily due to the addition of eight E175 aircraft operated by SkyWest in the current year.

We expect third-party regional carrier expense to increase in 2018 as we add E175 aircraft to be operated by SkyWest and continue to expand our regional network.

Other Operating Expenses

Other operating expenses increased $200 million, or 55%, compared to 2016. On a Combined Comparative basis, other operating expenses increased $114 million, or 25%, primarily due to higher costs associated with crew costs such as hotels and per diems, training, higher IT costs, an increase in scrapped parts inventory, and higher property taxes.

We expect other operating expenses to increase consistent with capacity growth in 2018 driven primarily by increased personnel costs such as meals and hotels.

Special Items—Merger-Related Costs and Other

We recorded special items of $118 million for merger-related costs associated with our acquisition of Virgin America in 2017, compared to $117 million in 2016, which reflects the results of Virgin America from December 14, 2016 through December 31, 2016, and $138 million on a Combined Comparative basis in 2016. Costs incurred in 2017 consisted primarily of severance and retention costs, and IT integration costs. We expect to continue to incur merger-related costs through 2019.

Consolidated Nonoperating Income (Expense)

During 2017 we recorded nonoperating expense of $53 million, compared to nonoperating expense of $4 million in 2016. On a Combined Comparative basis, nonoperating expense increased by $30 million, primarily due to interest expense incurred in the current year on the debt issued in 2016 to finance the acquisition of Virgin America.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 12 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline adjusted pretax profit was $1.3 billion in 2017 compared to $1.3 billion in 2016. On a Combined Comparative basis, Mainline adjusted pretax profit decreased by $253 million. The table below provides the reconciliation of the impact of Virgin America on the comparative results for our Mainline segment, excluding merger-related costs and mark-to-market fuel-hedge accounting charges:

	Twelve Months Ended December 31,				Change
(in millions)	2017	2016 as Reported	2016 Pre-acquisition Virgin America	2016 Combined	$ Combined
Mainline
Operating revenues	$6,890	$4,940	$1,564	$6,504	$386
Non-fuel, non-special operating expenses	4,257	2,883	1,028	3,911	346
Economic fuel	1,282	719	293	1,012	270
Operating income	1,351	1,338	243	1,581	(230)
Nonoperating income (expense)	(39)	3	(19)	(16)	(23)
Pretax profit	$1,312	$1,341	$224	$1,565	$(253)

The $253 million decrease in Combined Comparative pretax profit was driven by a $270 million increase in Mainline fuel expense, a $346 million increase in Mainline non-fuel operating expenses, and a $23 million increase in nonoperating expense. These increases were partially offset by a $386 million increase in Mainline passenger revenue. Higher raw fuel prices and an increase in gallons consumed to support additional flying, drove the increase in Mainline fuel expense. Non-fuel operating expenses increased due to higher wages to support our growth, and higher operating expenses as described above. Nonoperating expense increased primarily due to increased interest expense. Mainline revenue increased due to higher capacity from new routes added over the past twelve months.

Regional

Our Regional operations contributed a pretax profit of $15 million in 2017 compared to $93 million in 2016. The $78 million decrease in pretax profit was attributable to $82 million higher non-fuel operating expense due in large part to increased capacity, and higher raw fuel costs, partially offset by a $51 million increase in operating revenues as described in Passenger Revenue—Regional.

Horizon

Horizon incurred a pretax loss of $8 million in 2017 compared to pretax profit of $14 million in 2016. The change was primarily driven by $20 million higher non-fuel expenses. Non-fuel expenses increased primarily due to higher wage and training expense as a result of the increase in FTE’s, increased costs associated with flight cancellations, and a $9 million ratification bonus expense in connection with the agreement reached with Horizon's pilots.

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

Excluding the impact of mark-to-market fuel hedge adjustments and special items, our adjusted consolidated net income for 2016 was $911 million, or $7.32 per diluted share, compared to an adjusted consolidated net income of $842 million, or $6.51 per share, in 2015. The following tables reconcile our adjusted net income and earnings per diluted share (EPS) during the full year 2016 and 2015 to amounts as reported in accordance with GAAP.

	Twelve Months Ended December 31,
	2016		2015
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income and diluted EPS	$814	$6.54	$848	$6.56
Mark-to-market fuel hedge (benefit) expense	(13)	(0.11)	—	—
Special items—merger-related costs and other(a)	117	0.94	32	0.25
Income tax effect of special items(b)	(24)	(0.19)	(12)	(0.10)
Special income tax (benefit) expense(c)	17	0.14	(26)	(0.20)
Non-GAAP adjusted net income and diluted EPS	$911	$7.32	$842	$6.51

(a)	Refer to Note 10 to the consolidated financial statement for the description of special items.

(b)	Certain merger-related costs are non-deductible for tax purposes, resulting in a smaller income tax effect for adjusting items.

(c)	Special tax benefit represents the discrete impacts of adjustments to our position on income sourcing in various states.

CASM is summarized below:

	Twelve Months Ended December 31,
	2016		2015		% Change
Consolidated:
Total operating expenses per ASM (CASM)	10.38	¢	10.77	¢	(3.6)%
Less the following components:
Aircraft fuel, including hedging gains and losses	1.88		2.39		(21.3)%
Special items—merger-related costs and other(a)	0.27		0.08		237.5%
CASM, excluding fuel and special items	8.23	¢	8.30	¢	(0.8)%

Mainline:
Total operating expenses per ASM (CASM)	9.39	¢	9.77	¢	(3.9)%
Less the following components:
Aircraft fuel, including hedging gains and losses	1.79		2.29		(21.8)%
Special items—merger-related costs and other(a)	0.30		0.09		233.3%
CASM, excluding fuel and special items	7.30	¢	7.39	¢	(1.2)%

(a)	Refer to Note 11 to the consolidated financial statement for the description of special items.

OPERATING REVENUES

Total operating revenues increased $333 million, or 6%, during 2016 compared to the same period in 2015. The changes are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2016	2015	% Change
Passenger
Mainline	$4,098	$3,939	4.0%
Regional	908	854	6.3%
Total passenger revenue	$5,006	$4,793	4.4%
Freight and mail	108	108	—%
Other—net	817	697	17.2%
Total operating revenues	$5,931	$5,598	5.9%

Passenger Revenue—Mainline

Mainline passenger revenue for 2016 increased by 4% due to a 10% increase in capacity, partially offset by a 5% decrease in PRASM compared to 2015. The increase in capacity was driven by new routes and growth in our operating fleet. Virgin America capacity from the acquisition date through December 31, 2016 represented approximately 2 points of capacity increase from 2015. The decrease in PRASM was driven by a 6% decrease in ticket yield due to competitive pressures and our own growth, offset by a slight increase in load factor. Furthermore, the decline in fuel prices during 2016 contributed to lower ticket prices.

Passenger Revenue—Regional

Regional passenger revenue increased by $54 million, or 6%, compared to 2015 due to a 17% increase in capacity, partially offset by a 9% decrease in PRASM compared to 2015. The increase in capacity was due to an increase in departures from new E175 deliveries, an increase in average aircraft stage length and the annualization of new routes introduced over the past twelve months. The decrease in PRASM was due to a 7% decrease in ticket yield, as well as a decrease in load factor of 1.1 points. The decrease in yield was due to an increase in competitive capacity in our regional markets and our own growth, as well as an increase in the average trip length of our regional flights.

Other—Net

Other—net revenue increased $120 million, or 17%, from 2015, primarily due to increases in Mileage Plan™ revenue. Mileage Plan™ revenue increased $100 million, or 30%, due to increased miles sold and improved compensation terms with our Mileage Plan™ affinity credit card partner as a result of a contract extension effective January 1, 2016. Additionally, Mileage Plan™ revenue earned from our partner airlines increased as compared to the prior year.

OPERATING EXPENSES

Total operating expenses increased $282 million, or 7%, compared to 2015, primarily as a result of higher wages and benefits and $117 million of merger-related costs, partially offset by lower fuel costs. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,
(in millions)	2016	2015	% Change
Fuel expense	$831	$954	(12.9)%
Non-fuel expenses	3,634	3,314	9.7%
Special items	117	32	265.6%
Total Operating Expenses	$4,582	$4,300	6.6%

Significant operating expense variances from 2015 are more fully described below.

Wages and Benefits

Wages and benefits increased during 2016 by $128 million, or 10%, compared to 2015. The primary components of wages and benefits are shown in the following table:

	Twelve Months Ended December 31,
(in millions)	2016	2015	% Change
Wages	$1,022	$945	8.1%
Medical and other benefits	192	153	25.5%
Defined contribution plans	67	60	11.6%
Pension—defined benefit plans	25	28	(10.7)%
Payroll taxes	76	68	11.8%
Total wages and benefits	$1,382	$1,254	10.2%

Wages increased 8% on a 7% increase in FTEs. The increase in wages was primarily attributable to FTE growth to support our growth and an increase in the average wages per employee.

Medical and other benefits increased 25% compared to the prior year. The increase was primarily due to an increase in the number of employees and high-cost medical claims.

Defined contribution plans increased 12% due to FTE growth and increased participation throughout all labor groups.

Pension expense decreased 11%, compared to the same period in the prior year. The decrease was due to a change in several assumptions used at December 31, 2015, including a higher discount rate, updated retirement age assumptions, future salary increase assumptions and others that resulted in lower expense recognition in 2016.

Variable Incentive Pay

Variable incentive pay expense increased to $127 million in 2016 from $120 million in 2015. The increase was primarily due to a higher wage base.

Aircraft Fuel

Aircraft fuel expense decreased $123 million, or 13%, compared to 2015. The elements of the change are summarized in the following table:

	Twelve Months Ended December 31,
	2016		2015
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$828	$1.49	$935	$1.84
Losses on settled hedges	16	0.03	19	0.04
Consolidated economic fuel expense	$844	$1.52	$954	$1.88
Mark-to-mark fuel hedge adjustments	(13)	(0.02)	—	—
GAAP fuel expense	$831	$1.50	$954	$1.88
Fuel gallons	554		508

Fuel gallons consumed increased 9% in line with the 11% increase capacity, partially offset by a 1% improvement in fuel efficiency as measured by ASMs per gallon.

The raw fuel price per gallon decreased 19% as a result of lower West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil and the refining margins associated with the conversion of crude oil to jet fuel. The decrease in raw fuel price per gallon during 2016 was due to a decline in crude oil prices of 11% and a decrease in refining margins of 36%, when compared to the prior year.

Losses recognized for hedges that settled during the year were $16 million in 2016, compared to losses of $19 million in 2015. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

Aircraft Maintenance

Aircraft maintenance costs increased by $17 million, or 7%, compared to 2015. Maintenance costs increased primarily due to more engine and airframe maintenance events than in 2015. Additionally, in 2015 we received vendor credits, which offset expense, for engine maintenance that had been previously completed on the B737 fleet.

Aircraft Rent

Aircraft rent expense increased by $9 million, or 9%, compared to 2015, primarily due to the addition of rent expense on the 53 Airbus aircraft leased by Virgin America for the period December 14, 2016 to December 31, 2016.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased $24 million, or 8%, primarily due to increased flying in 2016 as we increased capacity and entered into new markets.

Contracted Services

Contracted services increased $33 million, or 15%, when compared to 2015. The increase was primarily due to increased flying at stations where we use vendors to assist us. Additionally, wage rates for our vendor employees have increased due in part to higher minimum wage laws in many locations we serve. We also had several information technology and facilities projects that required contracted support.

Selling Expenses
Selling expenses increased by $14 million, or 7%, compared to 2015, mostly due to increased promotional and advertising activities, as well as new sponsorships which became effective in 2016.

Depreciation and Amortization

Depreciation and amortization expenses increased by $43 million, or 13%, compared to 2015. The increase was primarily due to the addition of 19 B737-900ERs to our fleet since December 31, 2015, partially offset by a change in the estimated useful lives of certain B737 operating aircraft and related parts from 20 years to 25 years, which became effective October 1, 2016.

Food and Beverage Service

Food and beverage service expenses increased by $13 million, or 12%, due to the increased number of passengers and upgrades to our onboard menu, offering higher quality food and beverage products.

Third-Party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPAs, increased $23 million, or 32%, in 2016 compared to 2015. The increase was primarily due to the significant increase in regional capacity in 2016 through the introduction of E175 flying.

Other Operating Expenses

Other operating expenses increased $9 million, or 3%, compared to 2015.  The increase was primarily due to increases in property and other taxes, personnel costs for our flight crews and an increase in fines and penalties.

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

Consolidated Nonoperating Income (Expense)

During 2016, we recorded nonoperating expense of $4 million, compared to nonoperating income of $14 million in 2015. In 2016, we incurred more interest expense associated with the financing obtained to fund the acquisition of Virgin America. This expense was partially offset by additional interest income earned during the period we held those funds in advance of the acquisition close date.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 12 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segments' profitability.

Mainline

Pretax profit for Mainline was $1.3 billion in 2016 compared to $1.2 billion in 2015. This segment includes financial results of Virgin America from the date of acquisition through December 31, 2016. The $135 million increase was due to an increase in operating revenues of $277 million, offset by an increase in operating expenses of $126 million. Revenue growth was primarily driven by the $159 million increase in passenger revenues and the $100 million increase in Mileage Plan™ revenue, both described previously. Growth in operating expenses was due to higher wages to support our network growth, higher ramp and passenger handling due to increased flying and higher wage rates at stations where we use vendors to assist us, higher depreciation related to our fleet growth, and selling expenses related to increased advertising. Economic fuel cost, as defined above, decreased due to lower raw fuel costs and increased fuel efficiency, slightly offset by an 8% increase in consumption.

Regional

Pretax profit for Regional was $93 million in 2016 compared to $105 million in 2015. The $12 million decrease in pretax profit was driven by a $74 million increase in non-fuel operating expenses in 2016 to support additional departures, partially offset by a $56 million increase in revenue and a $6 million decrease in fuel expense when compared to the prior year period.

Horizon

Pretax profit for Horizon was $14 million in 2016 compared to $28 million in 2015. CPA Revenues (100% of which are from Alaska and eliminated in consolidation) increased due to additional capacity added in 2016. The $32 million increase in Horizon's non-fuel operating expenses was largely driven by higher medical costs due to an increased number of large medical claims, increased volume of engine overhaul and heavy airframe work, employee signing bonuses and overhead restructuring costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.6 billion, and our expected cash from operations;

•	Our 72 unencumbered aircraft in the operating fleet as of December 31, 2017, that could be financed, if necessary; and

•	Our combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million. Information about these facilities can be found in Note 5 to the consolidated financial statements.

In 2017, we took delivery of 14 B737-900ER and 10 E175 aircraft and made debt payments totaling $397 million. We also continued to return capital to our shareholders by paying dividends totaling $148 million and repurchasing $75 million of our common stock. Because of our strong balance sheet and financial performance, we are one of only three airlines in the U.S. with investment grade credit ratings.

We believe that our current cash and marketable securities balance combined with future cash flows from operations and other sources of liquidity will be sufficient to fund our operations and meet our debt payment obligations for the foreseeable future.

In our cash and marketable securities portfolio, we invest only in securities that meet our primary investment strategy of maintaining and securing investment principal. The portfolio is managed by reputable firms that adhere to our investment policy that sets forth investment objectives, approved and prohibited investments, and duration and credit quality guidelines. Our policy, and the portfolio managers, are continually reviewed to ensure that the investments are aligned with our strategy.

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	December 31, 2017	December 31, 2016	Change
Cash and marketable securities	$1,621	$1,580	$41
Cash, marketable securities and unused lines of credit as a percentage of trailing twelve months revenue	25%	31%	(6) pts
Long-term debt, net of current portion	2,262	2,645	(383)
Shareholders’ equity	3,721	2,931	790
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	51%	59%	(8) pts

(a)	Calculated using the present value of remaining aircraft lease payments for aircraft that are in our operating fleet as of the balance sheet date.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

Net cash provided by operating activities was $1.6 billion in 2017 compared to $1.4 billion in 2016. The increase of $204 million is primarily due to an increase in our net income.

In 2016, we generated $1.4 billion in operating cash flows compared to $1.6 billion in 2015. The decrease of $200 million was due to a decline in operating results primarily driven by an increase in non-fuel operating expenses—including $117 million million in merger-related costs associated with the acquisition of Virgin America—partially offset by higher revenues and lower fuel costs.

We typically generate positive cash flows from operations, and expect to use that cash flow to buy aircraft and capital equipment, to make debt payments, and to return capital to shareholders. During 2016, we paused our share repurchase program as we prepared for the acquisition of Virgin America. We resumed our share repurchase program in the second quarter of 2017.

Cash Used in Investing Activities

Cash used in investing activities was $1.1 billion during 2017, compared to $2.6 billion in 2016. In 2016, cash from investing activities included approximately $2 billion of cash paid for the acquisition of Virgin America, which drove a decrease in cash used for investing activities in 2017 when compared to the prior year. Our capital expenditures were $1 billion, or $348 million higher than in 2016 primarily as a result of the purchase of more aircraft in the current year. During 2017 we took delivery of 14 B737-900ERs and 10 E715 aircraft. This compares to the delivery of 19 B737-900ERs in the prior year. Our future expected capital expenditures are summarized in the Contractual Obligations and Commitments section.

Cash used in investing activities was $2.6 billion during 2016, compared to $930 million in 2015. We used $2 billion to acquire Virgin America, representing $2.6 billion consideration paid, offset by $645 million of cash acquired. Our capital expenditures were $678 million in 2016, $153 million lower than in 2015.

Cash Provided by Financing Activities

Cash used in financing activities was $592 million during 2017, compared to cash provided by financing activities of $1.5 billion in 2016. During the year, we made debt payments of $397 million, repurchased $75 million of our common stock and paid cash dividends of $148 million. In 2016, we secured debt proceeds of $2 billion for the acquisition of Virgin America, made debt payments of $249 million, stock repurchases of $193 million and made cash dividend payments of $136 million. In 2015, we made debt payments of $116 million, stock repurchases of $505 million and cash dividend payments of $102 million.

We plan to meet our future capital and operating commitments through our cash and investments on hand, internally generated cash from operations, along with additional debt financing if necessary.

Bank Lines of Credit

We have three credit facilities with availability totaling $475 million, including one $250 million credit facility, one $150 million credit facility, and one $75 million credit facility. We have secured letters of credit against the $75 million facility but have no plans to borrow using either of the two remaining facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase and Lease Commitments

As of December 31, 2017, we have firm orders to purchase or lease 85 aircraft. We also have cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2020 through 2022. We could incur a loss of pre-delivery payments and credits of up to $15 million as a cancellation fee. We also have options to acquire up to 37 additional B737 aircraft with deliveries from 2020 through 2024 and 30 E175 aircraft with deliveries from 2020 to 2022. In addition to the 23 E175 aircraft currently operated by SkyWest in our regional fleet, we have firm orders to lease 12 E175 aircraft with deliveries in 2018, and options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft.
We expect capital expenditures to be approximately $1 billion in 2018 and approximately $750 million in 2019 and 2020. We currently expect delivery of eight owned Mainline jet aircraft and 13 owned regional jet aircraft in 2018.

The following table summarizes our expected fleet count by year, as of February 14, 2018:

	Actual Fleet Count		Contractual Deliveries(a)
Aircraft	Dec 31, 2016	Dec 31, 2017	2018 Changes	Dec 31, 2018	2019 Changes	Dec 31, 2019
B737 Freighters	6	3	—	3	—	3
B737 Passenger Aircraft	149	151	8	159	13	172
Airbus Passenger Aircraft	63	67	4	71	1	72
Total Mainline Fleet	218	221	12	233	14	247
Q400(b)	52	50	(13)	37	(10)	27
E175(b)	15	33	25	58	10	68
Total Regional Fleet	67	83	12	95	—	95
Total	285	304	24	328	14	342

(a)
The expected fleet counts at December 31, 2018 and 2019 are subject to change. We intend to reduce the capital investment spend driven by fleet counts above, specifically in 2018, 2019 and 2020, which may require deferral of certain aircraft deliveries.

(b)	Aircraft are either owned or leased by Horizon or operated under capacity purchase agreement with a third party.

For future firm orders and option exercises, we may finance the aircraft through cash from operations, long-term debt, or lease arrangements.

Future Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases; and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
First Quarter 2018	50%	$62	$2
Second Quarter 2018	50%	$63	$1
Third Quarter 2018	40%	$62	$2
Fourth Quarter 2018	30%	$62	$2
Full Year 2018	42%	$62	$2
First Quarter 2019	20%	$64	$1
Second Quarter 2019	10%	$65	$2
Full Year 2019	7%	$65	$2

Contractual Obligations

The following table provides a summary of our obligations as of December 31, 2017. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	2018	2019	2020	2021	2022	Beyond	Total
Current and long-term debt obligations	$310	$393	$449	$414	$247	$768	$2,581
Operating lease commitments(a)	431	423	391	338	296	1,163	3,042
Aircraft maintenance deposits(b)	61	65	68	64	52	39	349
Aircraft purchase commitments (c)	955	816	377	268	193	145	2,754
Interest obligations(d)	89	81	64	47	35	69	385
Aircraft maintenance and parts management	98	102	105	121	76	80	582
Other obligations	136	158	166	172	180	1,099	1,911
Total	$2,080	$2,038	$1,620	$1,424	$1,079	$3,363	$11,604

(a)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. Included here are E175 aircraft operated by SkyWest under a capacity purchase agreement.

(b)	Aircraft maintenance deposits relate to leased Airbus aircraft, and the power-by-the-hour agreement for the B737-800 fleet.

(c)
Represents non-cancelable contractual payment commitments for aircraft and engines. We intend to reduce the capital investment from these levels, specifically in 2018, 2019 and 2020, which may require deferral of certain aircraft deliveries.

(d)	For variable-rate debt, future obligations are shown above using interest rates forecast as of December 31, 2017.

Defined Benefit Pensions

The table above excludes contributions to our various pension plans, for which there are no minimum required contributions given the funded status of the plans. The unfunded liability for our qualified defined-benefit pension plans was $304 million at December 31, 2017, compared to a $197 million unfunded position at December 31, 2016. This results in an 87% funded status on a projected benefit obligation basis compared to 90% funded as of December 31, 2016. We contributed approximately $15 million in 2017 to the plans.

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

While it is possible that we could have material cash obligations for this deferred liability at some point in the future, we cannot estimate the timing of long-term cash flows with reasonable accuracy. Taxable income and cash taxes payable in the short-term are impacted by many items, including the amount of book income generated (which can be volatile depending on revenue and fuel prices), usage of net operating losses, whether "bonus depreciation" provisions are available, any future tax reform efforts at the federal level, as well as other legislative changes that are beyond our control.

In 2017, we made tax payments, net of refunds, totaling $177 million, and had an effective tax rate of 14.3% largely due to the impact of the Tax Cuts and Jobs Act. We expect our effective tax rate to be approximately 24.5% for 2018 and the effective rate of cash paid for income taxes to be approximately 10%-15% of book income, although these estimates are subject to change. We believe that we will have the liquidity available to make our future tax payments.

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

For miles earned by guests who fly on us or our airline partners, we recognize a liability and a corresponding selling expense representing the incremental cost associated with the obligation to provide travel in the future. For services sold through one of our non-airline partners, the sales proceeds that represent award transportation and certificates for discounted companion travel are deferred and recognized when the transportation is delivered, and the remaining components are recorded as commission in other—net revenue in the period the services are performed. Commission revenue recognized for the years ended December 31, 2017, 2016 and 2015 was $396 million, $329 million and $280 million, respectively. The deferred revenue is recognized as passenger revenue when the award travel occurs, or the miles expire, and as other—net revenue for awards issued and flown on partner airlines.

At December 31, 2017, we had approximately 220 billion miles and points outstanding, resulting in an aggregate liability and deferred revenue balance of $1.2 billion. Both the liability and the deferred revenue are determined based on several assumptions that require significant management judgment to estimate and formulate. There are uncertainties inherent in these estimates. Therefore, different assumptions could affect the amount and/or timing of revenue recognition or expenses. The most significant assumptions in accounting for the Mileage Plan™ are described below.

1.	The rate at which we defer sales proceeds related to services sold through non-airline partners:

We use the relative selling price method for the deferral of sales proceeds. For contracts that were modified after the effective date of Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13), we determined our best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of miles awarded and the number of miles redeemed. We estimated the selling prices and volumes over the terms of the agreements in order to determine the allocation of proceeds to each of the multiple deliverables. This relative allocation is evaluated annually and updated according to changes in the assumptions of the volume of related deliverables. A 1% shift between the allocation of cash proceeds to travel deliverables from marketing deliverables would defer the timing of revenue recognition by approximately $9 million.

2.	The number of miles that will not be redeemed for travel (breakage):

The liability for outstanding Mileage Plan™ mileage credits includes all mileage credits that are expected to be redeemed, including mileage credits earned by members whose mileage account balances have not yet reached the minimum mileage credit level to redeem an award. Our estimate of the number of miles that will not be redeemed (breakage) considers historical activity in our members’ accounts and other factors. Based on statistical analysis of historical data, our current breakage rate is 17.4%. A hypothetical 1% change in our estimate of breakage has approximately a $10 million effect on the liability.

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

See further discussion below for the impact to the accounting of frequent flyer programs due to the new revenue recognition accounting standard.

PENSION PLANS

Our actuarial estimates of pension liability, the related expense and the associated significant assumptions are discussed in Note 7 to the consolidated financial statements.

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

Pension liability and future pension expense decrease as the discount rate used for the obligation increases. We discounted future pension obligations using rates between 3.69% and 3.78% at December 31, 2017 and between 4.29% and 4.50% at December 31, 2016. The discount rates were determined using current rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from each one of the defined-benefit pension plans. The discount rates we use are based on a yield curve that uses a pool of higher-yielding bonds estimated to be more in line with settlement rates, as we have taken steps to ultimately terminate or settle plans that are frozen and move toward freezing benefits in active plans in the future. If the discount rate decreased by 0.5%, our projected benefit obligation at December 31, 2017 would increase by approximately $163 million.

Pension expense normally increases as the expected rate of return on pension plan assets decreases. As of December 31, 2017, we estimate that the pension plan assets will generate long-term rates of return between 4.25% and 5.50%, which compares to 5.5% and 6.00% at December 31, 2016. We regularly review the actual asset allocation and periodically rebalance investments as appropriate. This expected long-term rate of return on plan assets at December 31, 2017 is based on an allocation of U.S. and non-U.S. equities, U.S. fixed-income securities, and real estate. A decrease in the expected long-term rate of return of 0.5% would increase our estimated 2018 pension expense by approximately $10 million.

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

See further discussion below for the impact to the accounting of pension plans due to the new retirement benefits accounting standard.

BUSINESS COMBINATION ACCOUNTING, GOODWILL AND INTANGIBLES

To record the value of assets acquired and liabilities assumed as a result of our acquisition of Virgin America on December 14, 2016, we have performed a purchase price allocation utilizing the best information available to management. The purchase price allocation is final as of December 14, 2017. The fair values of the assets acquired and liabilities assumed were determined using market, income or cost methods. Our consolidated balance sheet reflects goodwill in the amount of $1.9 billion at December 31, 2017, representing the excess of the purchase price over the fair value of Virgin America’s tangible and identifiable intangible assets and liabilities. Identifiable intangible assets recorded totaled approximately $141 million at December 31, 2017 and consisted of customer relationships, airport slots and gates. With the exception of airport slots, all of the identified intangible assets are finite-lived and are being amortized over their estimated economic useful lives. Goodwill and indefinite-lived intangible assets are not amortized, but will be tested for impairment at least annually (in the fourth quarter), or more frequently if events or circumstances indicate that an impairment may exist.

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

ADOPTION OF NEW ACCOUNTING STANDARDS

The new Revenue Recognition standard issued by the Financial Accounting Standards Board (FASB) replaces most existing revenue recognition guidance in U.S. GAAP, and is effective for the Company beginning January 1, 2018.

The most significant change to the financial statements resulting from the new standard is revenue recognition related to the frequent flyer program revenues and liabilities. Historically, we have used the incremental cost approach for miles earned through travel. This approach has been eliminated with the new standard. Instead, we are required to allocate a portion of the ticket price for each ticket flown, or miles earned, through a relative selling price model and defer revenue recognition until a mileage award is redeemed and flown, or unused mileage credits expire. As our Mileage Plan™ program is growing, the Company expects revenue deferred will exceed revenue earned under the new standard for miles earned through travel.

Further, unused ticket revenue that was previously recorded at the time of expiration will now be recorded at the original departure date if that ticket has not been changed or refunded prior to that date, based on estimates of expected expiration using historical patterns. We estimate the change in ticket breakage methodology will not have a significant impact on the statements of operations, but will result in a reduction in air traffic liability compared to previously reported balances.

The new standard also requires us to present ancillary revenues related to passenger travel as Passenger Revenue. Historically, such ancillary revenues have been presented as Other Revenues. Further, some ancillary revenues related to passenger travel will be recognized at the date of travel rather than the date of sale under the new standard.

It is worth noting that the standard impacts the timing of revenue recognition, and is not indicative of a weaker revenue environment. Additionally, the standard does not impact the timing of cash flows.

Although less significant, the new retirement benefits accounting standard is also effective January 1, 2018. Under this new standard, all components of net periodic benefit cost will be presented in Nonoperating income (expense), except service cost, which will remain in Wages and benefits. This change has an impact on CASM excluding fuel and special items. Management believes it is useful to compare forecasted results with the restated results under the new standards.

We have provisionally modeled the impacts of the revenue recognition standard and the pension accounting standard, and expect the following changes to the statements of operations for the years ending December 31, 2016 and December 31, 2017. All adjustments and recast amounts below are subject to finalization upon implementation in 2018.

Provisional impact of new accounting standards to the 2016 Statement of Operations:
	FY 2016	Adjustments -	Adjustments -	FY 2016
	As Reported	Revenue Recognition	Retirement Benefits	As Recast
Passenger Revenue	$5,006	$391	$—	$5,397
Other Revenue	925	(398)	—	527
Total Operating Revenue	5,931	(7)	—	5,924
Operating Expense	4,582	24	12	4,618
Nonoperating Income (Expense)	(4)	—	12	8
Income Before Income Tax	$1,345	$(31)	$—	$1,314

Provisional impact of new accounting standards to the 2017 Statement of Operations:
	FY 2017	Adjustments -	Adjustments -	FY 2017
	As Reported	Revenue Recognition	Retirement Benefits	As Recast
Passenger Revenue	$6,818	$487	$—	$7,305
Other Revenue	1,115	(528)	—	587
Total Operating Revenue	7,933	(41)	—	7,892
Operating Expense	6,673	13	7	6,693
Nonoperating Income (Expense)	(53)	—	7	(46)
Income Before Income Tax	$1,207	$(54)	$—	$1,153

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

Aircraft Fuel

Currently, our fuel-hedging portfolio consists of crude oil call options. Call options effectively cap our pricing for the crude oil, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against volatile crude oil price increases, and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a 10% increase or decrease in the forward curve for crude oil prices as of December 31, 2017 would change the fair value of our crude oil hedge portfolio to approximately $55 million or $6 million, respectively.

Our portfolio value of fuel hedge contracts was $22 million at December 31, 2017 compared to a portfolio value of $20 million at December 31, 2016. We do not have any collateral held by counterparties to these agreements as of December 31, 2017.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 3 to our consolidated financial statements.

Interest Rates

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. In order to mitigate the risk of interest rate fluctuations, we have a number of interest rate swaps that fix the interest rates on certain variable-rate debt agreements. A hypothetical 10% change in the average interest rates incurred on average variable-rate debt held during 2017 would have correspondingly changed our net earnings and cash flows associated with these items by less than $4 million. Our variable-rate debt represents approximately 63% and 61% of our total long-term debt as of December 31, 2017 and December 31, 2016, respectively.

Our exposure to interest rate variability is further mitigated through our variable-rate investment portfolio. We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average 1 point more than they did in 2017, interest income would increase by approximately $16 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share)	2017	2016	2017	2016	2017	2016	2017	2016
Operating revenues	$1,749	$1,347	$2,102	$1,494	$2,120	$1,566	$1,962	$1,524
Operating income	166	290	493	418	439	400	162	241
Net income	99	184	296	260	266	256	373	114
Basic earnings per share(a)	0.80	1.47	2.40	2.11	2.15	2.08	3.03	0.92
Diluted earnings per share(a)	0.79	1.46	2.38	2.10	2.14	2.07	3.02	0.92

(a)	For earnings per share, the sum of the quarters may not equal the total for the full year due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
KPMG LLP
We have served as the Company’s auditor since 2004.
Seattle, Washington
February 14, 2018

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$194	$328
Marketable securities	1,427	1,252
Total cash and marketable securities	1,621	1,580
Receivables—less allowance for doubtful accounts of $1 and $1	341	302
Inventories and supplies—net	57	47
Prepaid expenses and other current assets	127	121
Total Current Assets	2,146	2,050

Property and Equipment
Aircraft and other flight equipment	7,559	6,947
Other property and equipment	1,222	1,103
Deposits for future flight equipment	494	545
	9,275	8,595
Less accumulated depreciation and amortization	2,991	2,929
Total Property and Equipment—Net	6,284	5,666

Other Assets
Goodwill	1,943	1,934
Intangible assets—net	133	143
Other noncurrent assets	234	169
Total Other Assets	2,310	2,246

Total Assets	$10,740	$9,962

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)

As of December 31 (in millions except share amounts)	2017	2016
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$120	$92
Accrued wages, vacation and payroll taxes	418	397
Air traffic liability	937	849
Other accrued liabilities	918	878
Current portion of long-term debt	307	319
Total Current Liabilities	2,700	2,535

Long-Term Debt, Net of Current Portion	2,262	2,645

Other Liabilities and Credits
Deferred income taxes	454	463
Deferred revenue	699	640
Obligation for pension and postretirement medical benefits	453	331
Other liabilities	451	417
Total Other Liabilities and Credits	2,057	1,851

Commitments and Contingencies (Note 8)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2017 - 129,903,498 shares; 2016 - 129,189,634 shares, Outstanding: 2017 - 123,060,638 shares; 2016 - 123,328,051 shares	1	1
Capital in excess of par value	164	110
Treasury stock (common), at cost: 2017 - 6,842,860 shares; 2016 - 5,861,583 shares	(518)	(443)
Accumulated other comprehensive loss	(380)	(305)
Retained earnings	4,454	3,568
	3,721	2,931
Total Liabilities and Shareholders' Equity	$10,740	$9,962

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per-share amounts)	2017	2016	2015
Operating Revenues
Passenger
Mainline	$5,858	$4,098	$3,939
Regional	960	908	854
Total passenger revenue	6,818	5,006	4,793
Freight and mail	114	108	108
Other—net	1,001	817	697
Total Operating Revenues	7,933	5,931	5,598

Operating Expenses
Wages and benefits	1,924	1,382	1,254
Variable incentive pay	135	127	120
Aircraft fuel, including hedging gains and losses	1,447	831	954
Aircraft maintenance	391	270	253
Aircraft rent	274	114	105
Landing fees and other rentals	460	320	296
Contracted services	314	247	214
Selling expense	357	225	211
Depreciation and amortization	372	363	320
Food and beverage service	195	126	113
Third-party regional carrier expense	121	95	72
Other	565	365	356
Special items—merger-related costs and other	118	117	32
Total Operating Expenses	6,673	4,582	4,300
Operating Income	1,260	1,349	1,298

Nonoperating Income (Expense)
Interest income	34	27	21
Interest expense	(103)	(55)	(42)
Interest capitalized	17	25	34
Other—net	(1)	(1)	1
	(53)	(4)	14
Income Before Income Tax	1,207	1,345	1,312
Income tax expense	453	514	490
Special income tax expense (benefit)	(280)	17	(26)
Total Income Tax Expense	$173	$531	$464
Net Income	$1,034	$814	$848

Basic Earnings Per Share	$8.39	$6.59	$6.61
Diluted Earnings Per Share	$8.35	$6.54	$6.56
Shares used for computation:
Basic	123.211	123.557	128.373
Diluted	123.854	124.389	129.372

Cash dividend declared per share	$1.20	$1.10	$0.80
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year Ended December 31 (in millions)	2017	2016	2015

Net Income	$1,034	$814	$848

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	(4)	1	(6)
Reclassification of (gains) losses into Other-net nonoperating income (expense)	1	(1)	1
Income tax benefit (expense)	1	—	2
Total	(2)	—	(3)

Related to employee benefit plans:
Actuarial gains (losses) related to pension and other postretirement benefit plans	(123)	(43)	10
Reclassification of net pension expense into Wages and benefits	22	20	14
Income tax benefit (expense)	24	12	(14)
Total	(77)	(11)	10

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	1	8	(5)
Reclassification of losses into Aircraft rent	5	6	6
Income tax benefit (expense)	(2)	(5)	(1)
Total	4	9	—

Other Comprehensive Income (Loss)	(75)	(2)	7

Comprehensive Income	$959	$812	$855

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2014	131.481	$1	$296	$(4)	$(310)	$2,144	$2,127
2015 net income	—	—	—	—	—	848	848
Other comprehensive income (loss)	—	—	—	—	7	—	7
Common stock repurchase	(7.208)	—	(259)	(246)	—	—	(505)
Stock-based compensation	—	—	17	—	—	—	17
Cash dividend declared	—	—	—	—	—	(102)	(102)
Stock issued for employee stock purchase plan	0.281	—	13	—	—	—	13
Stock issued under stock plans	0.621	—	6	—	—	—	6
Balances at December 31, 2015	125.175	1	73	(250)	(303)	2,890	2,411
2016 net income	—	—	—	—	—	814	814
Other comprehensive income (loss)	—	—	—	—	(2)	—	(2)
Common stock repurchase	(2.595)	—	—	(193)	—	—	(193)
Stock-based compensation	—	—	19	—	—	—	19
Cash dividend declared	—	—	—	—	—	(136)	(136)
Stock issued for employee stock purchase plan	0.309	—	17	—	—	—	17
Stock issued under stock plans	0.439	—	1	—	—	—	1
Balances at December 31, 2016	123.328	1	110	(443)	(305)	3,568	2,931
2017 net income	—	—	—	—	—	1,034	1,034
Other comprehensive income (loss)	—	—	—	—	(75)	—	(75)
Common stock repurchase	(0.981)	—	—	(75)	—	—	(75)
Stock-based compensation	—	—	34	—	—	—	34
Cash dividend declared	—	—	—	—	—	(148)	(148)
Stock issued for employee stock purchase plan	0.407	—	24	—	—	—	24
Stock issued under stock plans	0.307	—	(4)	—	—	—	(4)
Balances at December 31, 2017	123.061	$1	$164	$(518)	$(380)	$4,454	$3,721

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2017	2016	2015
Cash flows from operating activities:
Net income	$1,034	$814	$848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372	363	320
Stock-based compensation and other	55	26	25
Changes in certain assets and liabilities:
Changes in deferred tax provision	19	94	56
(Increase) decrease in accounts receivable	(39)	(46)	47
Increase (decrease) in air traffic liability	88	9	38
Increase (decrease) in deferred revenue	63	83	57
Changes in pension and other postretirement benefits	17	23	36
Other—net	(19)	20	157
Net cash provided by operating activities	1,590	1,386	1,584
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(804)	(528)	(681)
Other flight equipment	(96)	(53)	(79)
Other property and equipment	(126)	(97)	(71)
Total property and equipment additions	(1,026)	(678)	(831)
Acquisition of Virgin America, net of cash acquired	—	(1,951)	—
Purchases of marketable securities	(1,569)	(960)	(1,327)
Sales and maturities of marketable securities	1,388	962	1,175
Proceeds from disposition of assets and changes in restricted deposits	75	5	53
Net cash used in investing activities	(1,132)	(2,622)	(930)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	2,044	—
Long-term debt payments	(397)	(249)	(116)
Common stock repurchases	(75)	(193)	(505)
Cash dividend paid	(148)	(136)	(102)
Other financing activities	28	25	35
Net cash provided by (used in) financing activities	(592)	1,491	(688)
Net increase (decrease) in cash and cash equivalents	(134)	255	(34)
Cash and cash equivalents at beginning of year	328	73	107
Cash and cash equivalents at end of year	$194	$328	$73

Supplemental disclosure:
Cash paid during the year for:
Interest, net of amount capitalized	$84	$24	$8
Income taxes, net of refunds received	177	459	349

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska, Horizon, and Virgin America. Our consolidated financial statements also include McGee Air Services, a subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and their preparation requires the use of management’s estimates. Actual results may differ from these estimates.

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper and certificates of deposit. They are carried at cost, which approximates market value. The Company reduces cash balances when funds are disbursed. Due to the time delay in funds clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $10 million and $15 million at December 31, 2017 and 2016 respectively, and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

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

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in inventories and supplies—net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. The allowance for expendable inventories was $38 million and $36 million at December 31, 2017 and 2016, respectively. Inventory and supplies—net also includes fuel inventory of $23 million and $16 million at December 31, 2017 and 2016, respectively. Repairable and rotable aircraft parts inventories are included in flight equipment.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less an estimated salvage value, which are as follows:

	Estimated Useful Life	Estimated Salvage Value
Aircraft and other flight equipment:
Boeing 737, Airbus A319/320, and E175 aircraft	20-25 years	10%
Bombardier Q400 aircraft	15 years	10%
Buildings	25 - 30 years	—%
Minor building and land improvements	10 years	—%
Capitalized leases and leasehold improvements	Generally shorter of lease term or estimated useful life	0-10%
Computer hardware and software	3-10 years	—%
Other furniture and equipment	5-10 years	—%

Near the end of an asset's estimated useful life, management updates the salvage value estimates based on current market conditions and expected use of the asset. Repairable and rotable aircraft parts are included in Aircraft and other flight equipment, and are depreciated over the associated fleet life.

In 2016, the Company changed its accounting estimate for the expected useful life of the B737 NextGen aircraft, which includes the B737-700, -800, -900, -900ER aircraft and the related parts, from 20 years to 25 years. The change in estimate was precipitated by management's annual accounting policy review, which considered market studies, asset performance and intended use, as well as industry benchmarking. The change in estimate was applied prospectively effective October 1, 2016.

Capitalized interest, based on the Company’s weighted-average borrowing rate, is added to the cost of the related asset, and is depreciated over the estimated useful life of the asset.

Maintenance and repairs, other than engine maintenance on B737-800 engines, are expensed when incurred. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Maintenance on B737-800 engines is covered under a power-by-the-hour agreement with a third party beginning in the fourth quarter of 2017, whereby the Company pays a determinable amount, and transfers risk, to a third party. The Company expenses the contract amounts based on engine usage.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of the related net assets acquired in the Company's acquisition of Virgin America and is not amortized. As of December 31, 2017 the goodwill balance was $1.9 billion, and is associated with the Mainline reporting unit. The Company reviews goodwill for impairment annually in Q4, or more frequently if events or circumstances indicate than an impairment may exist. If fair value of the reporting unit does not exceed the carrying amount, an impairment charge may be recorded. In 2017, the fair value of the reporting unit with goodwill substantially exceeded its carrying value.

Intangible Assets

Intangible assets recorded in conjunction with the acquisition of Virgin America consist primarily of indefinite-lived airport slots, finite-lived airport gates and finite-lived customer relationships. Finite-lived intangibles are amortized over their estimated useful lives. Indefinite-lived intangibles are not amortized but are tested at least annually for impairment using a similar methodology to property, equipment and goodwill as described above.

Deferred Revenue

Deferred revenue results primarily from the sale of Mileage Plan™ miles to third-parties. It also includes Virgin America's Elevate® flown points outstanding at the acquisition date that were recorded at their estimated fair value as part of purchase price accounting. Recognition of this deferred revenue occurs when award transportation is provided or over the term of the applicable agreement.

Operating Leases

The Company leases aircraft, airport and terminal facilities, office space and other equipment under operating leases. Airport and terminal facility leases are variable based on volumes and expensed as incurred. Some of these lease agreements contain rent escalation clauses or rent holidays. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the consolidated statements of operations.

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities and was not material as of December 31, 2017 and December 31, 2016. The expense is included in Aircraft maintenance in the consolidated statements of operations.

Revenue Recognition

Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability until travel or date of expiration. Air traffic liability includes approximately $106 million and $62 million related to credits for future travel, as of December 31, 2017 and December 31, 2016, respectively. These credits are recognized into revenue either when the passenger travels or at the date of expiration, which is twelve months from issuance. Commissions to travel agents and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are recorded as a prepaid expense. Taxes collected from passengers, including transportation excise taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the consolidated statements of operations. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are based on the Company’s historical data.

Freight and mail revenues are recognized when the related services are provided.

Other—net revenues are primarily related to the Mileage Plan™ program. They are recognized as described in the “Mileage Plan” paragraph below. Other—net also includes certain ancillary or non-ticket revenues, such as checked-bag fees, reservations fees, ticket change fees, on-board food and beverage sales, and, to a much lesser extent, commissions from car and hotel vendors and sales of travel insurance. These items are recognized as revenue when the related services are provided.  Airport lounge memberships are recognized as revenue over the membership period.

Frequent Flyer Programs

Alaska operates the Mileage Plan™ frequent flyer program, and Virgin America operated the Elevate frequent flyer program for the duration of 2017. Both programs provide travel awards to members based on accumulated mileage or points. For miles earned by flying on the Company's airlines, and through airline partners, the estimated cost of providing award travel is recognized as a selling expense and accrued as a liability, as miles are earned and accumulated.

Alaska and Virgin America also sell services, including miles or points for transportation, to non-airline partners, such as hotels, car rental agencies and major banks that offer Alaska's affinity credit card. The Company defers revenue related to air transportation and certificates for discounted companion travel until the transportation is delivered. The deferred proceeds are recognized as passenger revenue for awards redeemed and flown on the Company's airlines and as Other—net revenue for awards redeemed and flown on other airlines (less the cost paid to the other airlines based on contractual agreements). The elements that represent use of the Alaska and Virgin America brands and access to frequent flyer member lists and advertising are recognized as commission income in the period that those elements are sold and included in Other—net revenue in the consolidated statements of operations.

Frequent flyer program deferred revenue and liabilities included in the consolidated balance sheets (in millions):

	2017	2016
Current Liabilities:
Other accrued liabilities	$519	$484
Other Liabilities and Credits:
Deferred revenue	699	638
Other liabilities	26	21
Total	$1,244	$1,143

The amounts recorded in other accrued liabilities relate primarily to deferred revenue expected to be realized within one year, which includes Mileage Plan™ awards that have been issued but not yet flown for $47 million and $43 million at December 31, 2017 and 2016.

Frequent flyer program revenue included in the consolidated statements of operations (in millions):

	2017	2016	2015
Passenger revenues	$380	$293	$267
Other—net revenues	482	429	329
Total frequent flyer program revenues	$862	$722	$596

Other—net revenue includes commission revenues of $396 million, $329 million, and $280 million in 2017, 2016, and 2015.

Selling Expenses

Selling expenses include credit card fees, global distribution systems charges, the estimated cost of frequent flyer travel awards earned through air travel, advertising, promotional costs, commissions and incentives. Advertising production costs are expensed as incurred. Advertising expense was $91 million, $61 million, and $55 million during the years ended December 31, 2017, 2016, and 2015.

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

The Company does not apply hedge accounting to its derivative fuel hedge contracts nor does it hold or issue them for trading purposes. For cash flow hedges related to interest rate swaps, the effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in interest expense.

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

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill, intangible assets and certain other assets and liabilities. The Company determines the fair value of these items using Level 3 inputs, as described in Note 2 and Note 4.

Income Taxes

The Company uses the asset and liability approach for accounting for and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. As of December 31, 2017, there is no valuation allowance against net deferred tax assets. The Company accounts for unrecognized tax benefits in accordance with the applicable accounting standards.

Virgin America has substantial federal and state net operating losses (NOLs) for income tax purposes. The Company's ability to utilize Virgin America's NOLs could be limited if Virgin America had an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. In general terms, an ownership change can occur whenever there is a collective shift in the ownership of a company by more than 50% by one or more “5% stockholders” within a three-year period. The occurrence of such a change generally limits the amount of NOL carryforwards a company could utilize in a given year to the aggregate fair market value of the company's common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The acquisition constituted an ownership change and the potential for further limitations following the acquisition. See Note 6 to the consolidated financial statements for more discussion of the calculation.

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

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. In 2017, 2016, and 2015, antidilutive stock options excluded from the calculation of EPS were not material.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers"(Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This comprehensive new standard will replace most existing revenue recognition guidance in U.S. GAAP. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations" to clarify the guidance on determining whether the Company is considered the principal or the agent in a revenue transaction where a third party is providing goods or services to a customer. Entities are permitted to use either a full retrospective or cumulative effect transition method, and are required to adopt all parts of the new revenue standard using the same transition method. The new standard became effective for the Company on January 1, 2018.

Under the new standard, the Company estimates a net increase to Mileage Plan™ deferred revenues of approximately $345 million to $365 million as of the beginning of the retroactive reporting period (January 1, 2016) at the time of adoption. Additionally, the Company estimates the change in ticket breakage methodology will not have a significant impact on the statements of operations, but will decrease air traffic liability by approximately $70 million to $80 million at adoption of the standard. The overall impact to equity as of the beginning of the retroactive reporting period, including these, as well as other less material changes, is expected to be between $165 million and $175 million.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10)." This standard makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. It is effective for the Company beginning January 1, 2018. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842), which requires lessees to recognize assets and liabilities for leases currently classified as operating leases. Under the new standard a lessee will recognize a liability on the balance sheet representing the lease payments owed, and a right-of-use-asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. At this time, the Company believes the most significant impact to the financial statements will relate to the recording of a right of use asset associated with leased aircraft. Other leases, including airports and real estate, equipment, software and other miscellaneous leases continue to be assessed for impact as it relates to the ASU. The new standard is effective for the Company on January 1, 2019. The Company will not early adopt the standard.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other" (Topic 350), which eliminates step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The ASU is effective for the Company beginning January 1, 2019. Early adoption of the standard is permitted. In 2017, the Company performed an impairment test for goodwill arising from its acquisition of Virgin America and adopted the standard effective January 1, 2017.

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits" (Topic 715), which will require the Company to present the service cost component of net periodic benefit cost as Wages and benefits in the statements of operations. All other components of net periodic benefit cost will be required to be presented in Nonoperating income (expense) in the statements of operations. These components will not be eligible for capitalization.  The ASU is effective for the Company beginning January 1, 2018. Changes to the statements of operations under the ASU are applicable retrospectively. The adoption of this standard will have no impact on Income before income tax or Net income for the periods subject to retrospective reclassification. See Note 7 for the current components of the Company's net periodic benefit costs.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging relationships. The ASU is effective for the Company beginning January 1, 2019. The Company will not early adopt the standard.

NOTE 2. ACQUISITION OF VIRGIN AMERICA INC.

Virgin America

On December 14, 2016, the Company acquired 100% of the outstanding common shares and voting interest of Virgin America for $57 per share, or total cash consideration of $2.6 billion.

Fair values of the assets acquired and the liabilities assumed

The transaction was accounted for as a business combination using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed were determined using the market, income and cost approaches. There were no significant fair value adjustments made during the twelve months ended December 31, 2017.

Fair values of the assets acquired and the liabilities assumed as of the acquisition date, December 14, 2016, at December 31, 2017 and December 31, 2016 were as follows (in millions):

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$645	$645
Receivables	53	44
Prepaid expenses and other current assets	18	16
Property and equipment	571	560
Intangible assets	141	143
Goodwill	1,943	1,934
Other assets	89	84
Total assets	3,460	3,426

Accounts payable	22	22
Accrued wages, vacation and payroll taxes	54	51
Air traffic liabilities	172	172
Other accrued liabilities	198	196
Current portion of long-term debt	125	125
Long-term debt, net of current portion	360	360
Deferred income taxes	(300)	(304)
Deferred revenue	126	126
Other liabilities	107	82
Total liabilities	864	830

Total purchase price	$2,596	$2,596

Intangible Assets

Of the $141 million of acquired intangible assets, $89 million represents airport slots. Airport slots are rights to take-off or land at a slot-controlled airport during a specific time period and are a means by which the FAA manages airspace/airport congestion. The Company acquired slots at three such airports—John F. Kennedy International, LaGuardia and Ronald Reagan Washington National. These slots either have no expiration dates or are expected to be renewed indefinitely in line with the FAA's past practice. They require no maintenance and do not have an established residual value. As the demand for air travel at these airports has remained very strong, the Company expects to use these slots in perpetuity and has determined these airport slots to be indefinite-lived intangible assets. They will not be amortized but rather tested for impairment annually, or more frequently when events and circumstances indicate that impairment may exist.

Of the remaining $52 million, $37 million represents customer relationships, subject to amortization on a straight-line basis over the estimated economic life of seven years, $1 million represents credit card agreements amortized on a straight-line basis over one year, and $14 million represents airport gates to be amortized on a straight-line basis over the remaining lease term of eleven years.

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

Merger-related costs

The Company incurred pretax merger-related costs of $118 million and $117 million for the twelve months ended December 31, 2017 and 2016, respectively. Costs classified as merger-related are directly attributable to merger activities and are recorded as "Special items—merger-related costs" within the Statements of Operations. Refer to Note 10 for further information on special items. The Company expects to continue to incur merger-related costs in the future as the integration continues.

Pro forma impact of the acquisition

The unaudited pro forma financial information presented below represents a summary of the consolidated results of operations for the Company including Virgin America as if the acquisition of Virgin America had been consummated as of January 1, 2015. The pro forma results do not include any anticipated synergies, or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2015.

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

As of December 31, 2017, the Company had outstanding fuel hedge contracts covering 434 million gallons of crude oil that will be settled from January 2018 to June 2019.

Interest Rate Swap Agreements

The Company is exposed to market risk from adverse changes in variable interest rates on long term debt and certain aircraft lease agreements. To manage this risk, the Company periodically enters into interest rate swap agreements. As of December 31, 2017, the Company has outstanding interest rate swap agreements with a third party designed to hedge the volatility of the underlying variable interest rates on lease agreements for six B737-800 aircraft, as well as two interest rate swap agreements with third parties designed to hedge the volatility of the underlying variable interest rates on $265 million of the debt obtained in 2016. All of the interest rate swap agreements stipulate that the Company pay a fixed interest rate and receive a floating interest rate over the term of the underlying contracts. The interest rate swap agreements expire from February 2020 through March 2021 to coincide with the lease termination dates, and October 2022 through September 2026 to coincide with the debt maturity dates. All significant terms of the swap agreements match the terms of the underlying hedged items, and have been designated as qualifying hedging instruments, which are accounted for as cash flow hedges.

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

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	2017	2016
Fuel hedge contracts (not designated as hedges)
Prepaid expenses and other current assets	$19	$17
Other assets	3	3
Interest rate swaps (designated as hedges)
Prepaid expenses and other current assets	1	—
Other noncurrent assets	8	—
Other accrued liabilities	(3)	(5)
Other liabilities	(5)	—
Losses in accumulated other comprehensive loss (AOCL)	(2)	(5)

The net cash paid for new fuel hedge positions and received from settlements was $12 million, $19 million and $17 million during 2017, 2016, and 2015, respectively.

Pretax effect of derivative instruments on earnings and AOCL (in millions):

	2017	2016	2015
Fuel hedge contracts (not designated as hedges)
Gains (losses) recognized in Aircraft fuel	$(6)	$(3)	$(19)
Interest rate swaps (designated as hedges)
Gains (losses) recognized in Aircraft rent	(5)	(6)	(6)
Gains (losses) recognized in other comprehensive income (OCI)	1	8	(5)

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. No gains or losses related to interest rate swaps on variable rate debt have been recognized in interest expense during 2017. The amounts shown as recognized in OCI are prior to the losses recognized in aircraft rent during the period. The Company expects $3 million to be reclassified from OCI to aircraft rent and $1 million to interest income within the next twelve months.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

As of December 31, 2017, the total cost basis for marketable securities was $1.4 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

December 31, 2017	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$328	$—	$328
Foreign government bonds	—	43	43
Asset-backed securities	—	209	209
Mortgage-backed securities	—	99	99
Corporate notes and bonds	—	726	726
Municipal securities	—	22	22
Derivative instruments
Fuel hedge contracts—call options	—	22	22
Interest rate swap agreements	—	9	9

Liabilities
Derivative instruments
Interest rate swap agreements	—	(8)	(8)

December 31, 2016	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$287	$—	$287
Foreign government bonds	—	36	36
Asset-backed securities	—	138	138
Mortgage-backed securities	—	89	89
Corporate notes and bonds	—	691	691
Municipal securities	—	11	11
Derivative instruments
Fuel hedge contracts—call options	—	20	20

Liabilities
Derivative instruments
Interest rate swap agreements	—	(5)	(5)

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

The Company uses the market and income approaches to determine the fair value of derivative instruments. The fair value for fuel hedge call options is determined utilizing an option pricing model based on inputs that are readily available in active markets or can be derived from information available in active markets. In addition, the fair value considers the exposure to credit losses in the event of non-performance by counterparties. Interest rate swap agreements are Level 2 as the fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value.

The Company has no other financial assets that are measured at fair value on a nonrecurring basis at December 31, 2017.

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any remaining losses represent other-than-temporary impairments based on the Company's evaluation of available evidence as of December 31, 2017.

Activity for marketable securities (in millions):

	2017	2016	2015
Proceeds from sales and maturities	$1,388	$962	$1,175

Maturities for marketable securities (in millions):

December 31, 2017	Cost Basis	Fair Value
Due in one year or less	$113	$113
Due after one year through five years	1,272	1,264
Due after five years through 10 years	50	50
Total	$1,435	$1,427

Fair Value of Other Financial Instruments

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash and Cash Equivalents: Carried at amortized costs which approximate fair value.

Debt: Debt assumed in the acquisition of Virgin America was subject to a non-recurring fair valuation adjustment as part of purchase price accounting. The adjustment is amortized over the life of the associated debt. All other fixed-rate debt is carried at cost. To estimate the fair value of all fixed-rate as of December 31, 2017, the Company uses the income approach by discounting cash flows using borrowing rates for comparable debt over the weighted life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	2017	2016
Fixed rate debt at cost	$956	$1,175
Non-recurring purchase price accounting fair value adjustment	3	4
Total fixed rate debt	$959	$1,179

December 31, 2017 estimated fair value	$959	$1,199

NOTE 5. LONG-TERM DEBT

Long-term debt obligations (in millions):

	2017	2016
Fixed-rate notes payable due through 2028	$959	$1,179
Variable-rate notes payable due through 2028	1,625	1,803
Less debt issuance costs	(15)	(18)
Total debt	2,569	2,964
Less current portion	307	319
Long-term debt, less current portion	$2,262	$2,645

Weighted-average fixed-interest rate	4.2%	4.4%
Weighted-average variable-interest rate	2.8%	2.4%

During 2017, the Company's total debt decreased $395 million, primarily due to payments of $397 million in 2017, including the prepayment of $74 million of debt. Approximately $2.2 billion of the loans are secured by a total of 113 aircraft and two spare engines. An additional $392 million is secured by Air Group's interest in certain aircraft purchase deposits.

The Company's variable-rate debt bears interest at a floating rate per annum equal to a margin plus the three or six-month LIBOR in effect at the commencement of each semi-annual or three-month period, as applicable. As of December 31, 2017, none of the Company's borrowings were restricted by financial covenants.

Long-term debt principal payments for the next five years and thereafter (in millions):

Total
2018	$310
2019	393
2020	449
2021	414
2022	247
Thereafter	768
Total principal payments	$2,581

Bank Line of Credit

The Company has three credit facilities with availability totaling $475 million. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility increased from $100 million to $250 million in June 2017. It expires in June 2021 and is secured by aircraft. A second credit facility increased from $52 million to $75 million in September 2017. It expires in September 2018, has a mechanism for annual renewal, and is secured by aircraft. A third credit facility increased from $100 million to $150 million in March 2017. It expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has secured letters of credit against the $75 million facility, but has no plans to borrow using either of the two other facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at December 31, 2017.

NOTE 6. INCOME TAXES

Deferred Income Taxes

Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The Company has a net deferred tax liability, primarily due to differences in depreciation rates for federal income tax purposes and for financial reporting purposes.

Deferred tax (assets) and liabilities comprise the following (in millions):

	2017	2016
Excess of tax over book depreciation	$964	$1,282
Intangibles—net	14	39
Other—net	43	26
Gross deferred tax liabilities	1,021	1,347

Mileage Plan™	(208)	(310)
Inventory obsolescence	(16)	(23)
Deferred gains	(5)	(8)
Employee benefits	(154)	(196)
Acquired net operating losses	(127)	(289)
Other—net	(57)	(62)
Gross deferred tax assets	(567)	(888)
Valuation allowance	—	4
Net deferred tax (assets) liabilities	$454	$463

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act changed many aspects of the U.S. corporate income taxation, including but not limited to, a reduction in the corporate income tax rate from 35% to 21% and accelerated depreciation that will allow for full expensing of qualified property. ASC 740 requires a company to record the effects of a tax law change in the period of enactment.

The Company evaluated the impact of the Tax Cuts and Jobs Act and other law changes and recorded a discrete adjustment in our 2017 income tax expense of $280 million. The Company will continue to evaluate the impact of the new law and future guidance as issued.

At December 31, 2017, the Company had federal NOLs of approximately $525 million that expire beginning in 2029 and continuing through 2036, and state NOLs of approximately $254 million that expire beginning in 2028 and continuing through 2035.

Virgin America experienced multiple “ownership changes” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the most recent being its acquisition by the Company. Section 382 of the Code imposes an annual limitation on the utilization of pre-ownership change NOLs. Any unused annual limitation may, subject to certain limits, be carried over to later years. The combined Company’s ability to use the NOLs will also depend on the amount of taxable income generated in future periods.

Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. As a result of the Company’s assessment of the realization of deferred income tax assets, the Company concluded that it is more likely than not that all of its federal and state deferred income tax assets will be realized and thus no valuation allowance is necessary. The change from 2016 to 2017 was due to the reversal of the valuation allowance related to state NOL carryforwards. The Company reassesses the need for a valuation allowance each reporting period.

Components of Income Tax Expense

The components of income tax expense were as follows (in millions):

	2017	2016	2015
Current income tax expense:
Federal	$127	$392	$397
State	35	48	30
Total current income tax expense	162	440	427

Deferred income tax expense (benefit):
Federal	(30)	77	60
State	41	14	(23)
Total deferred income tax expense (benefit)	11	91	37
Income tax expense	$173	$531	$464

Income Tax Rate Reconciliation

Income tax expense reconciles to the amount computed by applying the U.S. federal rate of 35% to income before income tax and the 2018 US federal rate of 21% for deferred taxes as follows (in millions):

	2017	2016	2015
Income before income tax	$1,207	$1,345	$1,312

Expected tax expense	422	471	459
Nondeductible expenses	5	20	4
State income taxes	29	28	19
State income sourcing	9	13	(15)
Tax law changes	(280)	—	—
Other—net	(12)	(1)	(3)
Actual tax expense	$173	$531	$464

Effective tax rate	14.3%	39.5%	35.4%

As a result of tax changes signed into law during 2017, the Company recorded a deferred tax benefit of $280 million as a result of the reduction in future corporate income tax rate and other state law changes.

The Company incurred $39 million of acquisition-related costs that are not deductible under U.S. federal tax law in 2016. These expenses are included in Special items—merger-related costs and other on the Company’s consolidated statement of operations and are reflected as a permanent unfavorable adjustment for the year ended December 31, 2016, in the table above.

In the fourth quarter of 2015, the Company filed amended state tax returns for the years 2010 through 2013 to change the Company’s position on income sourcing in various states. These positions were also taken on 2014 and subsequent filings, unless guidance or rules changed. In 2017, adjustments were made to the Company's position on income sourcing in various states due to updated guidance from state taxing authorities. The impact of this guidance is reflected as an increase in income tax expense of approximately $9 million for the year ended December 31, 2017.

Uncertain Tax Positions

The Company has identified its federal tax return and its state tax returns in Alaska, Oregon and California as “major” tax jurisdictions.  A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2007 to 2016 (a)(b)
Alaska	2012 to 2016
California	2006 to 2016(a)
Oregon	2003 to 2016(a)

(a)
The 2007-2012 Federal and California Virgin America tax returns are subject to examination only to the extent of net operating loss carryforwards from those years that were utilized in 2012 and later years. The 2003, 2004, 2008-2010 and 2011 Oregon tax returns are subject to examination only to the extent of net operating loss carryforwards from those years that were utilized in 2010 and later years.

(b)	Income tax years 2012 and 2013 are currently under exam by the Internal Revenue Service.

Changes in the liability for gross unrecognized tax benefits during 2017, 2016 and 2015 are as follows (in millions):

	2017	2016	2015
Balance at January 1,	$40	$32	$3
Additions related to prior years	16	—	29
Releases related to prior years	(2)	—	—
Additions related to current year activity	2	—	—
Additions from acquisitions	—	8	—
Releases due to settlements	(11)	—	—
Releases due to lapse of statute of limitations	(2)	—	—
Balance at December 31,	$43	$40	$32

As of December 31, 2017, the Company had $43 million of accrued tax contingencies, of which $36 million, if fully recognized, would decrease the effective tax rate. As of December 31, 2017, 2016 and 2015, the Company has accrued interest and penalties, net of federal income tax benefit, of $5 million, $3 million, and zero. In 2017, 2016, and 2015, the Company recognized an expense of $2 million, $3 million, and zero for interest and penalties, net of federal income tax benefit. At December 31, 2017, the Company has unrecognized tax benefits recorded as a liability and some reducing deferred tax assets. The Company added $3 million of reserves for uncertain tax positions in 2017, primarily due to changes in income sourcing for state income taxes. These uncertain tax positions could change as a result of the Company's ongoing audits, settlement of issues, new audits and status of other taxpayer court cases. The Company cannot predict the timing of these actions. Due to the positions being taken in various jurisdictions, the amounts currently accrued are the Company's best estimate as of December 31, 2017.

NOTE 7. EMPLOYEE BENEFIT PLANS

Four qualified defined-benefit plans, one non-qualified defined-benefit plan, and seven defined-contribution retirement plans cover various employee groups of Alaska, Virgin America, McGee Air Services and Horizon.

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

Qualified Defined-Benefit Pension Plans

The Company’s four qualified defined-benefit pension plans are funded as required by the Employee Retirement Income Security Act of 1974. The defined-benefit plan assets consist primarily of marketable equity and fixed-income securities. The work groups covered by qualified defined-benefit pension plans include salaried employees, pilots, clerical, office, and passenger service employees, and mechanics and related craft employees. The Company uses a December 31 measurement date for these plans.

Weighted average assumptions used to determine benefit obligations:

The rates below vary by plan and related work group.

	2017	2016
Discount rates	3.69% to 3.78%	4.29% to 4.50%
Rate of compensation increases	2.11% to 3.00%	2.12% to 2.59%

Weighted average assumptions used to determine net periodic benefit cost:

The rates below vary by plan and related work group.

	2017	2016	2015
Discount rates	4.29% to 4.50%	4.55% to 4.69%	4.20%
Expected return on plan assets	5.50% to 6.00%	6.00% to 6.50%	6.50%
Rate of compensation increases	2.12% to 2.59%	2.06% to 2.65%	2.85% to 3.91%

The discount rates are determined using current interest rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. At December 31, 2017, the Company selected discount rates for each of the plans using a pool of higher-yielding bonds estimated to be more reflective of settlement rates, as management has taken steps to ultimately terminate or settle plans that are frozen and move toward freezing benefits in active plans in the future. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities and in certain real estate assets. The target and actual asset allocation of the funds in the qualified defined-benefit plans, by asset category, are as follows:

	Target	2017	2016
Asset category:
Domestic equity securities	5% - 33%	25%	30%
Non-U.S. equity securities	1% - 16%	11%	12%
Fixed income securities	48% - 95%	59%	53%
Real estate	2% - 8%	4%	5%
Cash equivalents	0%	1%	—%
Plan assets		100%	100%

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

Plan assets invested in common commingled trust funds are fair valued using the net asset values of these funds to determine fair value as allowed using the practical expediency method outlined in the accounting standards. Fair value estimates for real estate are calculated using the present value of expected future cash flows based on independent appraisals, local market conditions and current and projected operating performance.

Plan asset by fund category (in millions):

	2017	2016	Fair Value Hierarchy
Fund type:
U.S. equity market fund	$515	$545	1
Non-U.S. equity fund	226	218	1
Credit bond index fund	1,232	989	1
Plan assets in common commingled trusts	$1,973	$1,752
Real estate	97	91	(a)
Cash equivalents	13	3	1
Total plan assets	$2,083	$1,846

(a)	In accordance with Subtopic 820-10, certain investments that are measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The following table sets forth the status of the qualified defined-benefit pension plans (in millions):

	2017	2016
Projected benefit obligation (PBO)
Beginning of year	$2,043	$1,898
Service cost	39	37
Interest cost	74	73
Actuarial loss	300	104
Benefits paid	(69)	(69)
End of year	$2,387	$2,043

Plan assets at fair value
Beginning of year	$1,846	$1,737
Actual return on plan assets	291	178
Employer contributions	15	—
Benefits paid	(69)	(69)
End of year	$2,083	$1,846
Unfunded status	$(304)	$(197)

Percent funded	87%	90%

The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $2.2 billion and $1.9 billion at December 31, 2017 and 2016.

The amounts recognized in the consolidated balance sheets (in millions):

	2017	2016
Accrued benefit liability-long term	$335	$225
Plan assets-long term (within Other noncurrent assets)	(31)	(28)
Total liability recognized	$304	$197

The amounts not yet reflected in net periodic benefit cost and included in AOCL (in millions):

	2017	2016
Prior service credit	$(9)	$(10)
Net loss	597	509
Amount recognized in AOCL (pretax)	$588	$499

The expected amortization of prior service credit and net loss from AOCL in 2018 is $1 million and $31 million, respectively, for the qualified defined-benefit pension plans.

Net pension expense for the qualified defined-benefit plans included the following components (in millions):

	2017	2016	2015
Service cost	$39	$37	$41
Interest cost	74	73	84
Expected return on assets	(106)	(108)	(122)
Amortization of prior service credit	(1)	(1)	(1)
Recognized actuarial loss	26	25	26
Settlement expense (special item)	—	—	14
Net pension expense	$32	$26	$42

In 2015, the Company recognized a settlement charge of $14 million related to lump sum settlements offered to terminated, vested plan participants. The result was a reduction in the projected benefit obligation of $62 million. The settlement charge reflects the remaining unamortized actuarial loss in AOCL associated with the settled obligation.

There are no current statutory funding requirements for the Company’s plans in 2018.

Future benefits expected to be paid over the next ten years under the qualified defined-benefit pension plans from the assets of those plans (in millions):

Total
2018	$97
2019	101
2020	116
2021	116
2022	130
2023– 2027	723

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

Postretirement Medical Benefits

The Company allows certain retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated postretirement benefit obligation for this subsidy is unfunded. The accumulated postretirement benefit obligation was $85 million and $76 million at December 31, 2017 and 2016, respectively. The net periodic benefit cost was not material in 2017 or 2016.

Defined-Contribution Plans

The seven defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $103 million, $67 million and $60 million in 2017, 2016, and 2015, respectively.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheets at December 31, 2017 and 2016.

Pilot Long-term Disability Benefits

Alaska maintains a long-term disability plan for its pilots. The long-term disability plan does not have a service requirement. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2017 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability was $28 million and $25 million, which was recorded net of a prefunded trust account of $3 million and $3 million, and included in long-term other liabilities on the consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively.

Employee Incentive-Pay Plans

The Company has employee incentive plans that pay employees based on certain financial and operational metrics. These metrics are set and approved annually by the Compensation Committee of the Board of Directors. The aggregate expense under these plans in 2017, 2016 and 2015 was $135 million, $127 million and $120 million. The Air Group plans are summarized below.

•
Performance-Based Pay (PBP) is a program that rewards the majority of Air Group employees.  The program is based on six separate metrics related to Air Group profitability, safety, loyalty Mileage Plan™ and credit card growth, achievement of unit-cost goals and employee engagement as measured by customer satisfaction.

•	The Operational Performance Rewards Program entitles the majority of Air Group employees to quarterly payouts of up to $300 per person if certain operational and customer service objectives are met.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of December 31, 2017 (in millions):

	Aircraft Leases	Facility Leases	Aircraft Purchase Commitments	Capacity Purchase Agreements (a)	Aircraft Maintenance Deposits	Aircraft Maintenance and Parts Management
2018	$354	$77	$955	$129	$61	$98
2019	356	67	816	151	65	102
2020	330	61	377	159	68	105
2021	285	53	268	165	64	121
2022	262	34	193	173	52	76
Thereafter	1,021	142	145	1,079	39	80
Total	$2,608	$434	$2,754	$1,856	$349	$582

(a)	Includes all non-aircraft lease costs associated with capacity purchase agreements.

Lease Commitments

Aircraft lease commitments include future obligations for all of the Company's operating airlines—Alaska, Virgin America and Horizon, as well as aircraft leases operated by third parties. At December 31, 2017, the Company had lease contracts for 10 B737 (B737) aircraft, 57 Airbus aircraft, 15 Bombardier Q400 aircraft, and 23 Embraer 175 (E175) aircraft with SkyWest Airlines, Inc. (SkyWest). The Company has an additional six scheduled lease deliveries of A321neo aircraft through 2018, as well as 12 scheduled lease deliveries of E175 aircraft through 2018 to be operated by SkyWest. All lease contracts have remaining non-cancelable lease terms ranging from 2018 to 2030. The Company has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with deliveries in 2020. Options to lease are not reflected in the commitments table above.

Facility lease commitments primarily include airport and terminal facilities and building leases. Total rent expense for aircraft and facility leases was $552 million, $315 million and $295 million, in 2017, 2016 and 2015.

Aircraft Purchase Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircrafts and engines. As of December 31, 2017, the Company had commitments to purchase 44 B737 aircraft (12 B737 NextGen aircraft and 32 B737 MAX aircraft, with deliveries in 2018 through 2023) and 23 E175 aircraft with deliveries in 2018 through 2019. The Company also has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2020 through 2022. In addition, the Company has options to purchase 37 B737 aircraft and 30 E175 aircraft. The cancelable purchase commitments and option payments are not reflected in the table above.

The Company expects to defer certain purchase commitments in 2019 and beyond, which is not currently reflected in the contractual aircraft purchase commitments above.

Capacity Purchase Agreements (CPAs)

At December 31, 2017, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. In addition, Alaska has CPAs with SkyWest to fly certain routes in the Lower 48 and Canada and with Peninsula Airways, Inc. (PenAir) to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

Aircraft Maintenance Deposits

Certain Airbus leases include contractually required maintenance deposit payments to the lessor, which collateralize the lessor for future maintenance events should the Company not perform required maintenance. Most of the lease agreements provide that maintenance deposits are reimbursable upon completion of the major maintenance event in an amount equal to the lesser of (i) the amount qualified for reimbursement from maintenance deposits held by the lessor associated with the specific major maintenance event or (ii) the qualifying costs related to the specific major maintenance event.

Aircraft Maintenance and Parts Management

Through its acquisition of Virgin America, the Company has a separate maintenance-cost-per-hour contract for management and repair of certain rotable parts to support Airbus airframe and engine maintenance and repair. On October 1, 2017, Alaska entered into a similar contract for maintenance on its B737-800 aircraft engines. These agreements require monthly payments based upon utilization, such as flight hours, cycles and age of the aircraft, and, in turn, the agreement transfers certain risks to the third-party service provider. There are minimum payments under both agreements, which are reflected in the table above. Accordingly, payments could differ materially based on actual aircraft utilization.

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

In 2015, three flight attendants filed a class action lawsuit seeking to represent all Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws. Plaintiffs received class certification in November 2016. Virgin America filed a motion for summary judgment seeking to dismiss all claims on various federal preemption grounds. In January 2017, the Court denied in part and granted in part Virgin America’s motion. In January 2018, Virgin America filed a motion to decertify the class and Plaintiffs filed a motion for summary judgment seeking the court to rule in their favor on all remaining claims. The Company believes the claims in this case are without factual and legal merit and intends to defend this lawsuit.

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

NOTE 9. SHAREHOLDERS' EQUITY

Common Stock Changes

During the second quarter of 2017, shareholders voted to increase the number of authorized shares of common stock from 200 million to 400 million.

Dividends

During 2017, the Board of Directors declared dividends of $1.20 per share. The Company paid dividends of $148 million, $136 million and $102 million to shareholders of record during 2017, 2016 and 2015.

Subsequent to year-end, the Board of Directors declared a quarterly cash dividend of $0.32 per share to be paid in March 2018 to shareholders of record as of February 20, 2018. This is a 7% increase from the most recent quarterly dividend of $0.30 per share.

Common Stock Repurchase

In May 2014, the Board of Directors authorized a $650 million share repurchase program, which was completed in October 2015. In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of December 31, 2017, the Company has repurchased 5.1 million shares for $388 million under this program.

At December 31, 2017, the Company held 6,842,860 shares in treasury. Management does not anticipate retiring common shares held in treasury for the foreseeable future.

Share repurchase activity (in millions, except shares):

	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
2015 Repurchase Program – $1 billion	981,277	$75	2,594,809	$193	1,517,277	$120
2014 Repurchase Program – $650 million	—	—	—	—	5,691,051	385
Total	981,277	$75	2,594,809	$193	7,208,328	$505

Accumulated Other Comprehensive Loss (AOCL)

AOCL consisted of the following (in millions, net of tax):

	2017	2016
Related to marketable securities	$(5)	$(3)
Related to employee benefit plans	(376)	(299)
Related to interest rate derivatives	1	(3)
	$(380)	$(305)

In relation to the Tax Cuts and Jobs Act, amounts recognized in other comprehensive income subsequent to the December 22, 2017 enactment date, are taxed at the revised federal income tax rates. The Company's actuarial adjustments for employee benefit plans occur annually at December 31, and therefore are tax effected at the new lower rates. Accordingly, the effective tax rate for employee benefit plan amounts recognized in other comprehensive income at December 31, 2017 is lower than it historically has been.

NOTE 10. SPECIAL ITEMS

In 2017, the Company recognized special items of $118 million for merger-related costs associated with its acquisition of Virgin America. Costs classified as merger-related are directly attributable to merger activities. The Company also recognized a special tax benefit of $280 million due to the remeasurement of net deferred tax liabilities as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, partially offset by certain state tax law enactments.

In 2016, the Company recognized $117 million in merger-related costs. $39 million of these costs were not deductible under the U.S. federal tax law, as discussed in Note 6. The Company recognized a special tax expense of $17 million representing the impact of adjustments to the Company's position on income sourcing in various states.

In 2015, the Company recognized special items of $32 million in aggregate. The special items included expense of $14 million for a lump sum settlements offered to terminated and vested participants in the qualified defined benefit pension plans and a litigation-related matter. See Note 7 for more information regarding the pension settlement charge. The Company also recognized a special tax benefit of $26 million representing the discrete impacts of adjustments to the Company's position on income sourcing in various states.

The following breaks down merger-related costs incurred in 2017 and 2016 (in millions):

	2017	2016
Consulting and professional services	$52	$32
Severance and retention benefits	40	22
Banking fees	—	36
Legal and accounting fees	3	22
Other merger-related costs(a)	23	5
Total Merger-related Costs	$118	$117

(a)
Other merger-related costs consist primarily of costs for marketing and advertising, IT, training and skill development, employee appreciation and company sponsored events, moving expenses, supplies, and other immaterial expenses.

NOTE 11. STOCK-BASED COMPENSATION PLANS

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan.

The table below summarizes the components of total stock-based compensation (in millions):

	2017	2016	2015
Stock options	$3	$2	$2
Stock awards	24	11	11
Deferred stock awards	1	1	1
Employee stock purchase plan	6	5	3
Stock-based compensation	$34	$19	$17

Tax benefit related to stock-based compensation	$13	$7	$7

Unrecognized stock-based compensation for non-vested options and awards and the weighted-average period the expense will be recognized (in millions):

	Amount	Weighted-Average Period
Stock options	$3	1.2
Stock awards	34	1.7
Unrecognized stock-based compensation	$37	1.7

The Company is authorized to issue 17 million shares of common stock under these plans, of which 10,927,824 shares remain available for future grants of either options or stock awards as of December 31, 2017.

Stock Options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2017	2016	2015
Expected volatility	51%	51%	53%
Expected term	6 years	6 years	6 years
Risk-free interest rate	2.04%	1.23%	1.67%
Expected dividend yield	1.10%	1.50%	1.25%
Weighted-average grant date fair value per share	$41.19	$27.14	$28.71
Estimated fair value of options granted (millions)	$4	$2	$3

The expected market price volatility and expected term are based on historical results. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based on the estimated weighted average dividend yield over the expected term. The expected forfeiture rates are based on historical experience.

The tables below summarize stock option activity for the year ended December 31, 2017:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2016	453,674	$40.02	6.2	$22
Granted	88,580	94.67
Exercised	(91,013)	31.31
Canceled	—	—
Forfeited or expired	(9,774)	60.33
Outstanding, December 31, 2017	441,467	$52.34	6.0	$11

Exercisable, December 31, 2017	229,233	$32.08	4.9	$9
Vested or expected to vest, December 31, 2017	441,467	$52.34	6.0	$11

(in millions)	2017	2016	2015
Intrinsic value of option exercises	$6	$9	$14
Cash received from stock option exercises	3	3	4
Tax benefit related to stock option exercises	2	3	5
Fair value of options vested	3	3	3

Stock Awards

Restricted Stock Units (RSUs) are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of the vest period. The fair value of the RSUs is based on the stock price on the date of grant. Generally, RSUs “cliff vest” after three years, or the period from the date of grant to the employee’s retirement eligibility, and expense is recognized accordingly. Performance Share Units (PSUs) are awarded to certain executives to receive shares of common stock if specific performance goals and market conditions are achieved. There are several tranches of PSUs which vest when performance goals and market conditions are met.

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted-Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2016	440,093	$63.86	1.4	$39
Granted	433,340	88.43
Vested	(286,138)	61.47
Forfeited	(62,150)	65.06
Non-vested, December 31, 2017	525,145	$85.47	1.6	$39

Deferred Stock Awards

Deferred Stock Units (DSUs) are awarded to members of the Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee Stock Purchase Plan

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 406,628, 308,920 and 281,058 shares in 2017, 2016 and 2015 under the ESPP.

NOTE 12. OPERATING SEGMENT INFORMATION

Alaska Air Group has three operating airlines—Alaska, Virgin America and Horizon. Each is a regulated airline by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon, as well as with third-party carriers SkyWest and PenAir, under which Alaska receives all passenger revenues.

Under U.S. General Accepted Accounting Principles, operating segments are defined as components of a business for which there is discrete financial information that is regularly assessed by the Chief Operating Decision Maker (CODM) in making resource allocation decisions. Financial performance for the operating airlines and CPAs is managed and reviewed by the Company's CODM as part of three reportable operating segments:

•	Mainline - includes Alaska's and Virgin America’s scheduled air transportation for passengers and cargo throughout the U.S., and in parts of Canada, Mexico, and Latin America.

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

The "Consolidating and Other" column reflects parent company activity, McGee Air Services, consolidating entries and other immaterial business units of the company. The “Air Group Adjusted” column represents a non-GAAP measure that is used by the Company CODM to evaluate performance and allocate resources. Adjustments are further explained below in reconciling to consolidated GAAP results.

Operating segment information is as follows (in millions):

Year Ended December 31, 2017	Mainline	Regional	Horizon	Consolidating & Other(b)	Air Group Adjusted(c)	Special Items(d)	Consolidated
Operating revenues
Passenger
Mainline	$5,858	$—	$—	$—	$5,858	$—	$5,858
Regional	—	960	—	—	960	—	960
Total passenger revenues	5,858	960	—	—	6,818	—	6,818
CPA revenues	—	—	426	(426)	—	—	—
Freight and mail	110	4	—	—	114	—	114
Other-net	922	74	4	1	1,001	—	1,001
Total operating revenues	6,890	1,038	430	(425)	7,933	—	7,933

Operating expenses
Operating expenses, excluding fuel	4,257	851	427	(427)	5,108	118	5,226
Fuel expense	1,282	172	—	—	1,454	(7)	1,447
Total operating expenses	5,539	1,023	427	(427)	6,562	111	6,673

Nonoperating income (expense)
Interest income	39	—	—	(5)	34	—	34
Interest expense	(92)	—	(13)	2	(103)	—	(103)
Other	14	—	2	—	16	—	16
	(39)	—	(11)	(3)	(53)	—	(53)
Income (loss) before income tax	$1,312	$15	$(8)	$(1)	$1,318	$(111)	$1,207

Year Ended December 31, 2016	Mainline(a)	Regional	Horizon	Consolidating & Other(b)	Air Group Adjusted(c)	Special Items(d)	Consolidated
Operating revenues
Passenger
Mainline	$4,098	$—	$—	$—	$4,098	$—	$4,098
Regional	—	908	—	—	908	—	908
Total passenger revenues	4,098	908	—	—	5,006	—	5,006
CPA revenues	—	—	424	(424)	—	—	—
Freight and mail	104	5	—	(1)	108	—	108
Other-net	738	74	4	1	817	—	817
Total operating revenues	4,940	987	428	(424)	5,931	—	5,931

Operating expenses
Operating expenses, excluding fuel	2,883	769	407	(425)	3,634	117	3,751
Fuel expense	719	125	—	—	844	(13)	831
Total operating expenses	3,602	894	407	(425)	4,478	104	4,582

Nonoperating income (expense)
Interest income	26	—	1	—	27	—	27
Interest expense	(42)	—	(9)	(4)	(55)	—	(55)
Other	19	—	1	4	24	—	24
	3	—	(7)	—	(4)	—	(4)
Income (loss) before income tax	$1,341	$93	$14	$1	$1,449	$(104)	$1,345

Year Ended December 31, 2015	Mainline	Regional	Horizon	Consolidating & Other(b)	Air Group Adjusted(c)	Special Items(d)	Consolidated
Operating revenues
Passenger
Mainline	$3,939	$—	$—	$—	$3,939	$—	$3,939
Regional	—	854	—	—	854	—	854
Total passenger revenues	3,939	854	—	—	4,793	—	4,793
CPA revenues	—	—	408	(408)	—	—	—
Freight and mail	103	5	—	—	108	—	108
Other-net	621	72	4	—	697	—	697
Total operating revenues	4,663	931	412	(408)	5,598	—	5,598

Operating expenses
Operating expenses, excluding fuel	2,653	695	375	(409)	3,314	32	3,346
Fuel expense	823	131	—	—	954	—	954
Total operating expenses	3,476	826	375	(409)	4,268	32	4,300

Nonoperating income (expense)
Interest income	19	—	—	2	21	—	21
Interest expense	(28)	—	(10)	(4)	(42)	—	(42)
Other	28	—	1	6	35	—	35
	19	—	(9)	4	14	—	14
Income (loss) before income tax	$1,206	$105	$28	$5	$1,344	$(32)	$1,312

(a)
As the acquisition of Virgin America closed on December 14, 2016, Mainline financial results, presented above include Virgin America for the twelve months ended December 31, 2017, and not for the prior period. Financial results also reflect the impacts of purchase accounting.

(b)	Includes consolidating entries, Parent Company, McGee Air Services, and other immaterial business units.

(c)
The Air Group Adjusted column excludes certain charges described in (d) and represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations.

(d)
Includes accounting adjustments related to mark-to-market fuel hedge accounting charges (all years), merger-related costs (2017 and 2016), pension settlement charge (2015), and a litigation-related matter (2015).

	2017	2016	2015
Depreciation and amortization:
Mainline	$308	$296	$268
Horizon	64	67	52
Consolidated	$372	$363	$320

Capital expenditures:
Mainline	$734	$608	$821
Horizon	292	70	10
Consolidated	$1,026	$678	$831

Total assets at end of period:
Mainline	$16,650	$15,260
Horizon	929	690
Consolidating & Other	(6,839)	(5,988)
Consolidated	$10,740	$9,962

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as noted below, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as noted below.

On December 14, 2016, the Company completed the acquisition of Virgin America. In 2017 we integrated policies, processes, people, technology and operations for the combined company. Our integration included internal controls over financial reporting. As the integration continues and business processes evolve, management will continue to evaluate the existing internal controls over financial reporting for change.

Also during 2017 the Company implemented internal controls to ensure it has adequately assessed the impact of the new accounting standard related to revenue recognition to prepare for adoption on January 1, 2018. The modified and new controls have been designed to address risks associated with recognizing revenue under the new standard.

There have been no other changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Alaska Air Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 14, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP
Seattle, Washington
February 14, 2018

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2017 (hereinafter referred to as our “2018 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,311,899(1)	$52.34(2)	10,927,824
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	1,311,899	$52.34	10,927,824

(1)
Of these shares, 354,475 and 86,992 were subject to options then outstanding under the 2008 Plan and 2016 Plan, respectively, 386,869 were subject to outstanding restricted, performance and deferred stock unit awards granted under the 2008 Plan and 483,553 were subject to outstanding restricted, performance and deferred stock unit awards granted under the 2016 Plan. Outstanding performance awards are reflected in the table assuming that the target level of performance will be achieved.

(2)	This number does not reflect the 870,432 shares that were subject to outstanding stock unit awards granted under the 2008 and 2016 Plans.

(3)
Of the aggregate number of shares that remained available for future issuance, no shares were available under the 2008 Plan, 5,129,157 shares were available under the 2016 Plan and 5,798,667 shares were available under the ESPP. Subject to certain express limits of the 2016 Plan, shares available for award purposes under the 2016 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in shares of our common stock including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. Full-value shares issued under the 2016 Plan are counted against the share limit as 1.7 shares for every one share issued. This table does not give effect to that rule.

Other information required by this item is set forth under the heading “Beneficial Ownership of Securities” in our 2018 Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our 2018 Proxy Statement.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this report:

1.	Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ BRADLEY D. TILDEN	Date:	February 14, 2018
Bradley D. Tilden
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 14, 2018 on behalf of the registrant and in the capacities indicated.

/s/ BRADLEY D. TILDEN	Chairman and Chief Executive Officer (Principal Executive Officer)
Bradley D. Tilden

/s/ BRANDON S. PEDERSEN	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)
Brandon S. Pedersen

/s/ CHRISTOPHER M. BERRY	Vice President Finance and Controller (Principal Accounting Officer)
Christopher M. Berry

/s/ PATRICIA M. BEDIENT	Director
Patricia M. Bedient

/s/ JAMES A. BEER	Director
James A. Beer

/s/ MARION C. BLAKEY	Director
Marion C. Blakey

/s/ PHYLLIS J. CAMPBELL	Director
Phyllis J. Campbell

/s/ RAYMOND L. CONNER	Director
Raymond L. Conner

/s/ DHIREN R. FONSECA	Director
Dhiren R. Fonseca

/s/ DENNIS F. MADSEN	Director
Dennis F. Madsen

/s/ HELVI K. SANDVIK	Director
Helvi K. Sandvik

/s/ J. KENNETH THOMPSON	Director
J. Kenneth Thompson

/s/ ERIC K. YEAMAN	Director
Eric K. Yeaman

EXHIBIT INDEX
Certain of the following exhibits have been filed with the Securities and Exchange Commission and are incorporated by reference from the documents below. Certain others are filed with this Form 10-K. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
10.1#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.1
10.2#	Purchase Agreement No. 2497, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.2
10.3#	Supplemental Agreement No. 23 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q/A	August 2, 2011	10.1
10.4#	Supplemental Agreement No. 29 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.1
10.5#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.2
10.6#	Supplemental Agreement No. 39 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q	May 7, 2015	10.1
10.7#	Purchase Agreement, dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 9, 2016	10.1
10.8^	A320 Aircraft Purchase Agreement, dated as of December 29, 2010, between Airbus S.A.S. and Virgin America Inc.	S-1/A^	October 7, 2014	10.15
10.9*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 4, 2011	10.3
10.10*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 4, 2011	10.4
10.11*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-Q	August 4, 2011	10.5
10.12*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Amended for Stock-Split	10-K	February 11, 2016	10.10
10.13*	Alaska Air Group, Inc. 2016 Performance Incentive Plan	8-K	May 18, 2016	10.1
10.14*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 2, 2016	10.1
10.15*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Incentive Stock Option Agreement	10-Q	August 2, 2016	10.2
10.16*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 2, 2016	10.3
10.17*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-Q	August 2, 2016	10.4
10.18*	Alaska Air Group, Inc. 2010 Employee Stock Purchase Plan, as Amended for the Offering Period Commencing March 1, 2017	10-K	February 28, 2017	10.18
10.19*	Alaska Air Group, Inc. Stock Deferral Plan for Non-Employee Directors	10-K	February 11, 2016	10.12
10.20*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended	10-Q	August 4, 2011	10.1
10.21*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2
10.22*	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated October 16, 2014	10-K	February 11, 2016	10.15
10.23*	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended February 14, 2017	10-Q	May 5, 2017	10.1
10.24*	Alaska Air Group Performance Based Pay Plan, Amended and Restated January 18, 2017	10-Q	May 5, 2017	10.2
10.25*†	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended January 17, 2018
10.26*†	Alaska Air Group Performance Based Pay Plan, Amended and Restated January 17, 2018
10.27*†	Executive Employment Agreement between Horizon Air Industries, Inc. and Gary L. Beck
21†	Subsidiaries of Registrant

23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

^	Filed by Virgin America Inc., File Number 333-197660