Form 10-Q
period 2018-03-31
ALASKA AIR GROUP, INC.
filed 2018-05-04
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The registrant has 123,258,837 common shares, par value $0.01, outstanding at April 30, 2018.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

As used in this Form 10-Q, the terms “Air Group,” the “Company,” “our,” “we” and "us" refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc., Virgin America Inc., and Horizon Air Industries, Inc. are referred to as “Alaska,” “Virgin America” and “Horizon” and together as our “airlines.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause actual results to differ from our expectations are:

•	the competitive environment in our industry;

•	changes in our operating costs, including fuel, which can be volatile;

•	our ability to meet our cost reduction goals;

•	our ability to achieve anticipated synergies and timing thereof in connection with our acquisition of Virgin America;

•	our ability to successfully integrate the operations of Virgin America into those of Alaska;

•	labor disputes and our ability to attract and retain qualified personnel;

•	operational disruptions;

•	general economic conditions, including the impact of those conditions on customer travel behavior;

•	the concentration of our revenue from a few key markets;

•	an aircraft accident or incident;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	changes in laws and regulations.

You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. For a discussion of these and other risk factors, see Item 1A. "Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2017, and Item 1A. "Risk Factors" included herein. Please consider our forward-looking statements in light of those risks as you read this report.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$177	$194
Marketable securities	1,351	1,427
Total cash and marketable securities	1,528	1,621
Receivables—net	350	341
Inventories and supplies—net	62	57
Prepaid expenses and other current assets	174	133
Total Current Assets	2,114	2,152

Property and Equipment
Aircraft and other flight equipment	7,567	7,559
Other property and equipment	1,287	1,222
Deposits for future flight equipment	560	494
	9,414	9,275
Less accumulated depreciation and amortization	3,011	2,991
Total Property and Equipment—Net	6,403	6,284

Goodwill	1,943	1,943
Intangible assets	132	133
Other noncurrent assets	256	234
Other Assets	2,331	2,310

Total Assets	$10,848	$10,746

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	March 31, 2018	December 31, 2017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$102	$120
Accrued wages, vacation and payroll taxes	299	418
Air traffic liability	1,122	806
Other accrued liabilities	433	400
Deferred revenue	649	635
Current portion of long-term debt	387	307
Total Current Liabilities	2,992	2,686

Long-Term Debt, Net of Current Portion	2,062	2,262
Other Liabilities and Credits
Deferred income taxes	372	370
Deferred revenue	1,102	1,090
Obligation for pension and postretirement medical benefits	458	453
Other liabilities	423	425
	2,355	2,338
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2018 - 130,378,645 shares; 2017 - 129,903,498 shares, Outstanding: 2018 - 123,350,124 shares; 2017 - 123,060,638 shares	1	1
Capital in excess of par value	190	164
Treasury stock (common), at cost: 2018 - 7,028,521 shares; 2017 - 6,842,860 shares	(531)	(518)
Accumulated other comprehensive loss	(440)	(380)
Retained earnings	4,219	4,193
	3,439	3,460
Total Liabilities and Shareholders' Equity	$10,848	$10,746

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2018	2017
Operating Revenues
Passenger revenue	$1,685	$1,602
Mileage plan other revenue	107	100
Cargo and other	40	38
Total Operating Revenues	1,832	1,740
Operating Expenses
Wages and benefits	536	450
Variable incentive pay	39	31
Aircraft fuel, including hedging gains and losses	409	339
Aircraft maintenance	107	87
Aircraft rent	74	65
Landing fees and other rentals	126	115
Contracted services	81	81
Selling expenses	78	83
Depreciation and amortization	94	90
Food and beverage service	50	45
Third-party regional carrier expense	37	27
Other	141	131
Special items—merger-related costs	6	39
Special items—other	25	—
Total Operating Expenses	1,803	1,583
Operating Income	29	157
Nonoperating Income (Expense)
Interest income	8	7
Interest expense	(24)	(25)
Interest capitalized	5	4
Other—net	(12)	(1)
Total Nonoperating Income (Expense)	(23)	(15)
Income Before Income Tax	6	142
Income tax expense	2	49
Net Income	$4	$93

Basic Earnings Per Share:	$0.03	$0.75
Diluted Earnings Per Share:	$0.03	$0.75
Shares used for computation:
Basic	123.155	123.495
Diluted	123.630	124.299

Cash dividend declared per share:	$0.32	$0.30

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Net Income	$4	$93

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gain (loss) arising during the period	(13)	3
Reclassification of (gain) loss into Other—net nonoperating income (expense)	2	—
Income tax effect	3	(1)
Total	(8)	2

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits	7	6
Income tax effect	(2)	(2)
Total	5	4

Related to interest rate derivative instruments:
Unrealized holding gain (loss) arising during the period	6	1
Reclassification of (gain) loss into Aircraft rent	1	—
Income tax effect	(2)	(1)
Total	5	—

Other Comprehensive Income	2	6

Comprehensive Income	$6	$99

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$4	$93
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94	90
Stock-based compensation and other	8	13
Changes in certain assets and liabilities:
Changes in deferred tax provision	2	44
Increase in air traffic liability	316	364
Increase in deferred revenue	26	31
Other—net	(144)	(165)
Net cash provided by operating activities	306	470
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(135)	(160)
Other flight equipment	(29)	(20)
Other property and equipment	(71)	(36)
Total property and equipment additions, including capitalized interest	(235)	(216)
Purchases of marketable securities	(238)	(557)
Sales and maturities of marketable securities	301	285
Other investing activities	8	—
Net cash used in investing activities	(164)	(488)
Cash flows from financing activities:
Long-term debt payments	(120)	(101)
Common stock repurchases	(12)	—
Dividends paid	(39)	(37)
Other financing activities	15	11
Net cash used in financing activities	(156)	(127)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14)	(145)
Cash, cash equivalents, and restricted cash at beginning of year	197	328
Cash, cash equivalents, and restricted cash at end of the period	$183	$183

Cash paid during the period for:
Interest (net of amount capitalized)	$24	$26
Income taxes	—	2

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$177	$183
Restricted cash included in Prepaid expenses and other current assets	6	—
Total cash, cash equivalents, and restricted cash at end of the period	$183	$183

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska, Horizon, and Virgin America. Our condensed consolidated financial statements also include McGee Air Services, a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 and 2017. Such adjustments were of a normal recurring nature.

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three months ended March 31, 2018 are not necessarily indicative of operating results for the entire year.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize assets and liabilities for leases currently classified as operating leases. Under the new standard a lessee will recognize a liability on the balance sheet representing the lease payments owed, and a right-of-use-asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities.

At this time, the Company believes the most significant impact to the financial statements will relate to the recording of a right of use asset and related liability associated with leased aircraft. Other leases, including airports and real estate, equipment, software and other miscellaneous leases continue to be assessed for impact as it relates to the ASU. In March 2018, the FASB approved amendments to Topic 842 that would give companies an alternative transition method which would not require adjusting comparative period financial information. The ASU codification of this new transition method has not yet been issued, but the Company will consider the alternative in greater detail upon issuance. The new standard is effective for the Company on January 1, 2019.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows—Restricted Cash (Topic 230)" related to the presentation of restricted cash on the statement of cash flows, and within the accompanying footnotes. The Company adopted the standard effective January 1, 2018.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging relationships. The ASU is effective for the Company beginning January 1, 2019. The Company will not early adopt the standard.

In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The standard allows a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the amount initially recorded directly to other comprehensive income at the previously enacted U.S. federal corporate income tax rate that remains in AOCI and the amount that would have been recorded directly to other comprehensive income using the newly enacted U.S. federal income tax rate. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company elected to early adopt the standard effective January 1, 2018. As a result, retained earnings increased approximately $62 million due to the reclassification of tax effects in AOCI recorded in prior periods at previously enacted tax rates.

NOTE 2. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition and Retirement Benefits Accounting Standards

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The Company adopted the new standard as of January 1, 2018, utilizing a full retrospective transition method. Adoption of the new standard resulted in changes to accounting policies for revenue recognition related to frequent flyer activity, certain ancillary revenues such as change fees, air traffic liabilities, and sales and marketing expenses. As a result of adoption, the Company also changed certain financial statement line item disclosure captions. See Note 3 for a discussion of the impact of this standard.

Although less significant, in March 2017 the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)," which requires the Company to present the service cost component of net periodic benefit cost as Wages and benefits in the statement of operations. The Company adopted the new standard as of January 1, 2018, utilizing a full retrospective transition method. Under this new standard, all components of net periodic benefit cost are presented in Nonoperating income (expense), except service cost, which remains in Wages and benefits.

Certain line item captions on the balance sheet and statement of operations changed as a result of the newly implemented standards. Accordingly, historical financial information presented below as reported has been presented using the new captions. The cumulative impact to retained earnings at January 1, 2016 as a result of the new revenue recognition standard was $171 million. Below are the impacts of these newly adopted accounting standards to the financial statements.

Consolidated balance sheet as of December 31, 2017 (in millions):

	December 31, 2017
	As Reported	Adjustments - Revenue Recognition	As Adjusted
Current Assets:
Prepaid expenses and other current assets	$127	$6	$133
Current Liabilities:
Air traffic liability	937	(131)	806
Deferred revenue	518	117	635
Other liabilities and credits:
Deferred income taxes	454	(84)	370
Deferred revenue	699	391	1,090
Other liabilities	451	(26)	425
Shareholders' Equity:
Retained earnings	4,454	(261)	4,193

Condensed consolidated statement of operations for the three months ended March 31, 2017 (in millions):

	Three Months Ended March 31, 2017
	As Reported	Adjustments - Revenue Recognition	Adjustments - Retirement Benefits	As Adjusted
Operating Revenues
Passenger Revenue	$1,484	$118	$—	$1,602
Mileage plan other revenue	119	(19)	—	100
Cargo and other revenue	146	(108)	—	38
Total Operating Revenue	1,749	(9)	—	1,740

Operating Expenses
Wages and benefits	448	—	2	450
Selling expenses	81	2	—	83
Special items—merger-related costs	40	(1)	—	39
All other operating expenses	1,011	—	—	1,011
Total Operating Expenses	1,580	1	2	1,583

Operating Income	169	(10)	(2)	157

Nonoperating Income (Expense)
Other—net	(3)	—	2	(1)
All other nonoperating income (expense)	(14)	—	—	(14)
	(17)	—	2	(15)
Income (loss) before income tax	152	(10)	—	142
Income tax expense (benefit)	53	(4)	—	49
Net Income (Loss)	$99	$(6)	$—	$93

Condensed consolidated statement of cash flows for the three months ended March 31, 2017 (in millions):

	Three Months Ended March 31, 2017
	As Reported	Adjustments - Revenue Recognition	As Adjusted
Cash flows from operating activities:
Net income	$99	(6)	$93

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90	—	90
Stock-based compensation and other	13	—	13
Changes in certain assets and liabilities:
Changes in deferred tax provision	48	(4)	44
Increase in air traffic liability	369	(5)	364
Increase in deferred revenue	1	30	31
Other—net	(150)	(15)	(165)
Net cash provided by operating activities	470	—	470

Net cash used in investing activities	(488)	—	(488)

Net cash used in financing activities	(127)	—	(127)

Net increase (decrease) in cash and cash equivalents	(145)	—	(145)
Cash and cash equivalents at beginning of year	328	—	328
Cash and cash equivalents at end of the period	$183	—	$183

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue are passenger ancillary revenues such as bag fees, on-board food and beverage, ticket change fees, and certain revenue from the frequent flyer program. Mileage plan™ other revenue includes brand and marketing revenue from our co-branded credit card and other partners and certain interline frequent flyer revenue, net of commissions. Cargo and other revenue includes freight and mail revenue, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

The Company disaggregates revenue by segment in Note 9. The level of detail within the Company’s statements of operations, segment disclosures, and in this footnote depict the nature, amount, timing and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Ticket and Ancillary Services Revenue

The primary performance obligation in a typical passenger ticket is to provide air travel to the Company’s passengers. Ticket revenue is collected in advance of travel and recorded as Air Traffic Liability (ATL) on the consolidated balance sheets. The Company satisfies its performance obligation and recognizes ticket revenue on each flight segment when the transportation is provided.

Ancillary passenger revenues relate to items such as checked-bag fees, ticket change fees, and on-board food and beverage sales, all of which are provided at time of flight. As such, the obligation to perform these services is satisfied at the time of travel and is recorded with ticket revenue in Passenger revenue.

Revenue is also recognized for tickets that are expected to expire unused, a concept referred to as “passenger ticket breakage.” Passenger ticket breakage is recorded in advance of the flight date using estimates based on the Company’s historical experience of expired tickets, and other facts such as program changes and modifications.

In addition to selling tickets on its own marketed flights, the Company has interline agreements with partner airlines where it sells multi-city tickets with one or more segments of the trip flown by a partner airline, or it operates a connecting flight sold by a partner airline. Each segment in a connecting flight represents a separate performance obligation. Revenue on segments sold and operated by the Company is recognized as Passenger revenue in the gross amount of the allocated ticket price when the travel occurs, while the commission paid to the partner airline is recognized as a selling expense when the related transportation is provided. Revenue on segments operated by a partner airline is deferred for the full amount of the consideration received at the time the ticket is sold and, once the segment has been flown the Company records the net amount, after compensating the partner airline, as Cargo and other revenue.

A portion of revenue from the Mileage Plan™ program is recorded in Passenger revenue. As members are awarded mileage credits on flown tickets, these credits become a distinct performance obligation to the Company. The Company allocates the transaction price to each performance obligation identified in a passenger ticket contract on a relative standalone selling price basis. The standalone selling price for loyalty mileage credits issued is discussed in the Loyalty Mileage Credits section of this Note below. The amount allocated to the mileage credits is deferred on the balance sheet. Once a member travels using a travel award redeemed with mileage credits on one of the Company's airline carriers, the revenue associated with those mileage credits is recorded as Passenger revenue.

Taxes collected from passengers, including transportation excise taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the consolidated statements of operations.

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2018	2017
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$1,428	$1,358
Passenger ancillary revenue	118	116
Mileage PlanTM passenger revenue	139	128
Total passenger revenue	$1,685	$1,602

As passenger tickets and related ancillary services are primarily sold via credit cards, certain amounts due from credit card processors are recorded as airline traffic receivables. These credit card receivables and receivables from our affinity credit card partner represent the majority of the receivables balance on the Balance Sheet.

For performance obligations with performance periods of less than one year,GAAP provides a practical expedient that allows the Company not to disclose the transaction price allocated to remaining performance obligations and the timing of related revenue recognition. As passenger tickets expire one year from ticketing, if unused or not exchanged, the Company elected to apply this practical expedient.

Mileage Plan™ Loyalty Program

Loyalty mileage credits

The Company’s Mileage Plan™ loyalty program provides frequent flyer travel awards to program members based upon accumulated loyalty mileage credits. Mileage credits are earned through travel, purchases using the Mileage Plan™ co-branded credit card and purchases from other participating partners. The program has a 24-month expiration period for unused mileage credits from the month of last account activity. The Company offers redemption of mileage credits through free, discounted or upgraded air travel on Alaska flights or on one of its 16 airline partners.

The Company uses a relative standalone selling price allocation to allocate consideration to material performance obligations in contracts with customers that include loyalty mileage credits. As directly observable selling prices for mileage credits are not available, the Company determines the standalone selling price of mileage credits primarily using actual ticket purchase prices for similar tickets flown, adjusted for the likelihood of redemption, or breakage. In determining similar tickets flown, the Company considers current market prices, class of service, type of award, and other factors. For mileage credits accumulated through travel on partner airlines, the Company uses actual consideration received from the partners.

Revenue related to air transportation is deferred in the amount of the relative standalone selling price allocated to the loyalty mileage credits as they are issued. The Company satisfies its performance obligation when the mileage credits are redeemed and the related air transportation is delivered.

The Company estimates breakage for the portion of loyalty mileage credits not expected to be redeemed using a statistical analysis of historical data, including actual mileage credits expiring, slow-moving and low-credit accounts, among other factors. The breakage rate for the three months ended March 31, 2018 and 2017 was 17.4%. The Company reviews the breakage rate used on an annual basis.

Co-brand credit card agreement and other

In addition to mileage credits, the co-brand credit card agreement, referred to herein as the Agreement, also includes performance obligations for waived bag fees, Companion Fare™ offers to purchase an additional ticket at a discount, marketing, and the use of intellectual property including the brand (unlimited access to the use of the Company’s brand and frequent flyer member lists), which is the predominant element in the Agreement. The affinity card bank partner is the related customer for some elements, including the brand and marketing, while the Mileage Plan™ member is the customer for other elements such as mileage credits, bag waivers, and companion fares.

At the inception of the Agreement, management estimated the selling price of each of the deliverables, or performance obligations. The objective was to determine the price at which a sale would be transacted if the product or service was sold on a stand-alone basis. The Company determined its best estimate of selling price for each element by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple deliverables. The estimates of the standalone selling prices of each element do not change subsequent to the original valuation of the contract unless the contract is materially modified, but the allocation between elements may change based upon the actual and updated projected volumes of each element delivered during the term of the contract.

Consideration received from the bank is variable and is primarily from consumer spend on the card, among other items. The Company allocates consideration to each of the performance obligations, including mileage credits, waived bag fees, companion fares, and brand and marketing, using their relative standalone selling price. Because the performance obligation related to providing use of intellectual property including the brand is satisfied over time, it is recognized in Mileage PlanTM other revenue in the period that those elements are sold. The Company records passenger revenue related to the air transportation and certificates for discounted companion travel when the transportation is delivered.

In contracts with non-bank partners, the Company has identified two performance obligations in most cases - travel and brand. Revenue is recognized using the residual method, where the travel performance obligation is deferred until transportation is provided in the amount of the estimated standalone selling price of the ticket, less breakage. The residual amount, if any, is recognized as commission revenue when the brand element is sold. Mileage credit sales recorded under the residual approach are immaterial to the overall program.

Interline loyalty

The Company has interline arrangements with certain airlines whereby its members may earn and redeem Mileage Plan™ credits on those airlines, and members of a partner airline’s loyalty program may earn and redeem frequent flyer program credits on Alaska. When a Mileage Plan™ member earns credits on a partner airline, the partner airline remits a contractually-agreed upon fee to the Company that is deferred and recognized as Passenger revenue for mileage credits redeemed and flown on the Company's airlines, and as Mileage Plan other revenue for mileage credits redeemed and flown on other airlines (less the cost paid to the other airlines based on contractual agreements). When a member of a partner airline redeems frequent flyer credits on Alaska, the partner airline remits a contractually-agreed upon amount to the Company, recognized as Passenger revenue upon travel. If the partner airline’s member earns frequent flyer program credits on an Alaska flight, the Company remits a contractually-agreed upon fee to the partner airline and records a commission expense.

Mileage Plan™ revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2018	2017
Passenger revenue	$139	$128
Mileage PlanTM other revenue	107	100
Total Mileage Plan™ revenue	$246	$228

Mileage Plan™ other revenue is primarily brand and marketing revenue from our affinity card products.

Cargo and Other

The Company provides freight and mail services (cargo). The majority of cargo services are provided to commercial businesses and the United States Postal Service. The Company satisfies cargo service performance obligations and recognizes revenue when the shipment arrives at its final destination, or is transferred to a third-party carrier for delivery.

The Company also earns other revenue for lounge memberships, hotel and car commissions, and certain other immaterial items not intrinsically tied to providing air travel to passengers. Revenue is recognized when these services are rendered and recorded as Cargo and other revenue. The transaction price for Cargo and other revenue is the price paid by the customer.

Cargo and other revenue included in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Cargo revenue	$26	$24
Other revenue	14	14
Total Cargo and other revenue	$40	$38

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

Air traffic liability included on the consolidated balance sheets represents the remaining obligation associated with passenger tickets and ancillary services. The air traffic liability balance fluctuates with seasonal travel patterns. The Company recognized Passenger revenue of $434 million and $431 million from the prior year-end air traffic liability balance for the three months ended March 31, 2018 and 2017.

Mileage PlanTM liabilities

The total Deferred revenue liability included on the consolidated balance sheets represents the remaining transaction price that has been allocated to Mileage PlanTM performance obligations not yet satisfied by the Company. In general, the current amounts will be recognized as revenue within 12 months and the long term amounts will be recognized as revenue over, on average, a period of approximately three to four years. This period of time represents the average time that members have historically earned and redeemed miles.

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $101 million of such receivables as of both March 31, 2018 and December 31, 2017.

Mileage credits are combined in one homogeneous pool and are not specifically identifiable. As such, loyalty revenues disclosed earlier in this Note are comprised of miles that were part of the deferred revenue and liabilities balances at the beginning of the period and miles that were issued during the period. The table below presents a roll forward of the total frequent flyer liability (in millions):

	Three Months Ended March 31,
	2018	2017
Total Deferred Revenue balance at January 1	$1,726	$1,535
Travel miles and companion certificate redemption - Passenger revenue	(139)	(128)
Miles redeemed on partner airlines - Other revenue	(19)	(23)
Increase in liability for mileage credits issued	183	185
Total Deferred Revenue balance at March 31	$1,751	$1,569

Selling Costs

Certain costs such as credit card fees, travel agency and other commissions paid, as well as Global Distribution Systems (GDS) booking fees are incurred when the Company sells passenger tickets and ancillary services in advance of the travel date. The Company defers such costs and recognizes them as expense when the travel occurs. Prepaid expense recorded on the consolidated balance sheets for such costs was $29 million and $24 million as of March 31, 2018 and December 31, 2017. The Company recorded related expense on the condensed consolidated statement of operations of $51 million and $56 million for the three months ended March 31, 2018 and 2017.

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

Fair Value of Financial Instruments on a Recurring Basis

As of March 31, 2018, total cost basis for all marketable securities was $1.4 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

March 31, 2018	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$330	$—	$330
Foreign government bonds	—	32	32
Asset-backed securities	—	208	208
Mortgage-backed securities	—	86	86
Corporate notes and bonds	—	685	685
Municipal securities	—	10	10
Total Marketable securities	330	1,021	1,351
Derivative instruments
Fuel hedge—call options	—	35	35
Interest rate swap agreements	—	13	13
Total Assets	330	1,069	1,399

Liabilities
Derivative instruments
Interest rate swap agreements	—	(6)	(6)
Total Liabilities	—	(6)	(6)

December 31, 2017	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$328	$—	$328
Foreign government bonds	—	43	43
Asset-backed securities	—	209	209
Mortgage-backed securities	—	99	99
Corporate notes and bonds	—	726	726
Municipal securities	—	22	22
Total Marketable securities	328	1,099	1,427
Derivative instruments
Fuel hedge—call options	—	22	22
Interest rate swap agreements	—	9	9
Total Assets	328	1,130	1,458

Liabilities
Derivative instruments
Interest rate swap agreements	—	(8)	(8)
Total Liabilities	—	(8)	(8)

The Company uses both the market and income approach to determine the fair value of marketable securities. U.S. government securities are Level 1 as the fair value is based on quoted prices in active markets. Foreign government bonds, asset-backed securities, mortgage-backed securities, corporate notes and bonds, and municipal securities are Level 2 as the fair value is based on standard valuation models that are calculated based on observable inputs such as quoted interest rates, yield curves, credit ratings of the security and other observable market information.

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

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses represent other-than-temporary impairments based on its evaluation of available information as of March 31, 2018.

Maturities for marketable securities (in millions):

March 31, 2018	Cost Basis	Fair Value
Due in one year or less	$141	$141
Due after one year through five years	1,207	1,187
Due after five years through 10 years	23	23
Total	$1,371	$1,351

Fair Value of Other Financial Instruments

The Company uses the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value as described below.

Cash, Cash Equivalents and Restricted Cash: Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper and certificates of deposit. They are carried at cost, which approximates fair value.

The Company's restricted cash balances are primarily used to guarantee various letters of credit, self-insurance programs or other contractual rights. Restricted cash consists of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

Debt: Debt assumed in the acquisition of Virgin America was subject to a non-recurring fair valuation adjustment as part of purchase price accounting. The adjustment is amortized over the life of the associated debt. All other fixed-rate debt is carried at cost. To estimate the fair value of all fixed-rate debt as of March 31, 2018, the Company uses the income approach by discounting cash flows using borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	March 31, 2018	December 31, 2017
Fixed-rate debt at cost	$874	$956
Non-recurring purchase price accounting fair value adjustment	3	3
Total fixed-rate debt	877	959

Estimated fair value	871	959

Assets and Liabilities Measured at Fair Value on Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No impairment was recognized in the three months ended March 31, 2018 or March 31, 2017.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	March 31, 2018	December 31, 2017
Fixed-rate notes payable due through 2028	$877	$959
Variable-rate notes payable due through 2028	1,587	1,625
Less debt issuance costs	(15)	(15)
Total debt	2,449	2,569
Less current portion	387	307
Long-term debt, less current portion	$2,062	$2,262

Weighted-average fixed-interest rate	4.2%	4.2%
Weighted-average variable-interest rate	3.3%	2.8%

During the three months ended March 31, 2018 the Company made debt payments of $120 million, including the prepayment of $23 million of debt.

At March 31, 2018 long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2018	$266
2019	321
2020	439
2021	421
2022	246
Thereafter	768
Total	$2,461

Bank Lines of Credit

The Company has three credit facilities totaling $475 million. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility for $250 million expires in June 2021 and is secured by aircraft. A second credit facility for $75 million expires in September 2018, with a mechanism for annual renewal, and is secured by aircraft. A third credit facility for $150 million expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has secured letters of credit against the $75 million facility, but has no plans to borrow using either of the two other facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at March 31, 2018.

NOTE 6. EMPLOYEE BENEFIT PLANS

See Note 2 for a discussion of the impacts of ASU 2017-07, "Compensation - Retirement Benefits" which became effective January 1, 2018.

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended March 31,
	2018	2017
Service cost	$12	$10
Pension expense included in Wages and benefits	12	10

Interest cost	20	18
Expected return on assets	(27)	(27)
Recognized actuarial loss (gain)	8	7
Pension expense (benefit) included in Nonoperating	$1	$(2)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of March 31, 2018 (in millions):

	Aircraft Leases	Facility Leases	Aircraft Commitments(a)	Capacity Purchase Agreements (b)	Aircraft Maintenance Deposits
Remainder of 2018	$265	$58	$610	$100	$60
2019	356	68	560	151	65
2020	330	61	514	159	68
2021	287	52	562	166	64
2022	264	33	303	174	52
Thereafter	1,037	141	141	1,205	38
Total	$2,539	$413	$2,690	$1,955	$347

(a)	Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and aircraft maintenance and parts management.

(b)	Includes all non-aircraft lease costs associated with capacity purchase agreements.

Lease Commitments

Aircraft lease commitments include future obligations for all of the Company's operating airlines, as well as aircraft leases operated by third-parties. At March 31, 2018, the Company had lease contracts for 10 Boeing 737 (B737) aircraft, 59 Airbus aircraft, 15 Bombardier Q400 aircraft, and 25 Embraer 175 (E175) with SkyWest Airlines, Inc. (SkyWest). The Company has an additional four scheduled lease deliveries of A321neo aircraft through 2019, as well as 10 scheduled lease deliveries of E175 aircraft through 2018 to be operated by SkyWest. All lease contracts have remaining non-cancelable lease terms ranging from 2018 to 2031. The Company has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with deliveries in 2020. Options to lease are not reflected in the commitments table above.

Facility lease commitments primarily include airport and terminal facilities and building leases. Total rent expense for aircraft and facility leases was $153 million and $138 million for the three months ended March 31, 2018 and 2017.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of March 31, 2018, the Company had commitments to purchase 43 B737 aircraft (11 B737 NextGen aircraft and 32 B737 MAX aircraft), with deliveries in the remainder of 2018 through 2023. In the first quarter of 2018 the Company entered into a supplemental agreement with Boeing to defer certain B737 deliveries and to convert 15 MAX8 aircraft orders to MAX9 aircraft orders. The Company also has commitments to purchase 22 E175 aircraft with deliveries in the remainder of 2018 through 2021. The Company also has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2021 through 2023. In addition, the Company has options to purchase 37 B737 aircraft and 30 E175 aircraft. The cancelable purchase commitments and option payments are not reflected in the table above.

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

NOTE 8. SHAREHOLDERS' EQUITY

Dividends

During the three months ended March 31, 2018, the Company declared and paid cash dividends of $0.32 per share, or $39 million.

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. The program was paused in the second quarter of 2016 in anticipation of the acquisition of Virgin America. The Company resumed the share repurchase program in the second quarter of 2017. As of March 31, 2018, the Company has repurchased 5.3 million shares for $401 million under this program.

Share repurchase activity (in millions, except share amounts):

	Three Months Ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
2015 Repurchase Program—$1 billion	185,661	$12	—	$—

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax (in millions):

	March 31, 2018	December 31, 2017
Related to marketable securities	$(15)	$(5)
Related to employee benefit plans	(431)	(376)
Related to interest rate derivatives	6	1
Total	$(440)	$(380)

During the three months ended March 31, 2018, the Company elected to early adopt ASU 2018-02. As a result, the Company reclassified approximately $62 million of tax effects in AOCI recorded in prior periods at previously enacted tax rates thus increasing Retained earnings.

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three months ended March 31, 2018 and 2017, anti-dilutive shares excluded from the calculation of EPS were not material.

NOTE 9. OPERATING SEGMENT INFORMATION

Alaska Air Group has two operating airlines—Alaska (including Virgin America after the single operating certificate received in January 2018) and Horizon. Each is regulated by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon, as well as with third-party carriers SkyWest and PenAir, under which Alaska receives all passenger revenues.

Under U.S. GAAP, operating segments are defined as components of a business for which there is discrete financial information that is regularly assessed by the Chief Operating Decision Maker (CODM) in making resource allocation decisions. Financial performance for the operating airlines and CPAs is managed and reviewed by the Company's CODM as part of three reportable operating segments:

•	Mainline - includes scheduled air transportation on Alaska's Boeing or Airbus jet aircraft for passengers and cargo throughout the U.S., and in parts of Canada, Mexico, and Costa Rica.

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

Operating segment information is as follows (in millions):

	Three Months Ended March 31, 2018
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$1,442	$243	$—	$—	$1,685	$—	$1,685
CPA revenues	—	—	110	(110)	—	—	—
Mileage plan other revenue	98	9	—	—	107	—	107
Cargo and other	39	—	1	—	40	—	40
Total operating revenues	1,579	252	111	(110)	1,832	—	1,832
Operating expenses
Operating expenses, excluding fuel	1,131	239	104	(111)	1,363	31	1,394
Economic fuel	367	55	—	—	422	(13)	409
Total operating expenses	1,498	294	104	(111)	1,785	18	1,803
Nonoperating income (expense)
Interest income	11	—	—	(3)	8	—	8
Interest expense	(22)	—	(5)	3	(24)	—	(24)
Interest capitalized	4	—	1	—	5	—	5
Other—net	(5)	(7)	—	—	(12)	—	(12)
Total Nonoperating income (expense)	(12)	(7)	(4)	—	(23)	—	(23)
Income (loss) before income tax	$69	$(49)	$3	$1	$24	$(18)	$6

	Three Months Ended March 31, 2017(d)
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$1,375	$227	$—	$—	$1,602	$—	$1,602
CPA revenues	—	—	97	(97)	—	—	—
Mileage plan other revenue	93	7	—	—	100	—	100
Cargo and other	36	1	1	—	38	—	38
Total operating revenues	1,504	235	98	(97)	1,740	—	1,740
Operating expenses
Operating expenses, excluding fuel	1,000	200	103	(98)	1,205	39	1,244
Economic fuel	292	37	—	—	329	10	339
Total operating expenses	1,292	237	103	(98)	1,534	49	1,583
Nonoperating income (expense)
Interest income	7	—	—	—	7	—	7
Interest expense	(23)	—	(2)	—	(25)	—	(25)
Interest capitalized	4	—	—	—	4	—	4
Other—net	(1)	—	—	—	(1)	—	(1)
Total Nonoperating income (expense)	(13)	—	(2)	—	(15)	—	(15)
Income (loss) before income tax	$199	$(2)	$(7)	$1	$191	$(49)	$142

(a)	Includes consolidating entries, Parent Company, McGee Air Services, and other immaterial business units.

(b)
The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain income and charges.

(c)	Includes merger-related costs, mark-to-market fuel-hedge accounting charges, and other special items.

(d)	Certain historical information has been adjusted to reflect the adoption of new accounting standards.

Total assets were as follows (in millions):

	March 31, 2018	December 31, 2017
Mainline	$15,088	$16,663
Horizon	945	929
Consolidating & Other	(5,185)	(6,846)
Consolidated	$10,848	$10,746

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. This overview summarizes the MD&A, which includes the following sections:

•	First Quarter Review—highlights from the first quarter of 2018 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three months ended March 31, 2018. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2018.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

FIRST QUARTER REVIEW

Our consolidated pretax income was $6 million during the first quarter of 2018, compared to $142 million in the first quarter of 2017. The decrease in pretax income of $136 million was driven largely by an increase in non-fuel operating expenses of $150 million and an increase in fuel expense of $70 million, partially offset by an increase in operating revenues of $92 million.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the first quarter of 2018, our Mainline and Regional operations improved on-time performance, reporting that 84.4% and 86.2% of our flights arrived on time, respectively. These on-time results are an improvement from the operational headwinds we encountered in 2017, and are in-line with our historical high standard of running an excellent operation.

New Markets

We launched three new routes during the first quarter of 2018, capping off the launch of 49 new routes since our acquisition of Virgin America in December 2016. Approximately 80% of projected growth in 2018 is attributable to existing routes and locations, with the rest attributable to our plans to operate 13 daily flights from Paine Field-Snohomish County Airport in Everett, Washington to eight cities on the West Coast beginning in late 2018, and service from Pittsburgh to Seattle starting in September 2018.

Shareholder Return

During the first quarter of 2018, we paid cash dividends of $39 million and repurchased 185,661 shares for $12 million.

Labor Update

In April 2018, mainline flight attendants, represented by the Association of Flight Attendants (AFA), ratified a merger transition agreement and contract extension. The agreement will provide pay increases to our nearly 5,700 mainline flight attendants with a wage rate increase of 4.5% for legacy Alaska flight attendants and 16.5% for legacy Virgin America flight attendants (12% to bring them to the existing Alaska rate plus the 4.5% step rate increase). The agreement is retroactive to January 1, 2018 and extends the existing contract from 2019 to 2021. In the first quarter we incurred approximately $9 million related to the retroactive pay and bringing sick and vacation accruals to the higher wage rates. We currently estimate the 2018 full year impact of this agreement will be approximately $30 million. With this ratification, three of our five unionized groups (pilots, flight attendants, and clerical, office and passenger service employees) have all of the merger transition agreements required to fully integrate. This is a major milestone just 16 months after the official close of the acquisition of Virgin America in December 2016. Dispatchers and aircraft technicians are the two labor groups that remain to be integrated. We are actively working with each of these groups toward such agreements.

Outlook

In 2018 and beyond, we are focused on successfully completing the integration of Virgin America with Alaska. We have now completed two of our most significant integration milestones to date. In January 2018, Alaska and Virgin America received a Single Operating Certificate (SOC) from the FAA, which recognizes Alaska and Virgin America as one airline. On April 25, 2018, we transitioned to a single Passenger Service System (PSS), which allows us to provide one reservation system, one website and one inventory of flights to our guests. Our transition to PSS allows us to unlock many of the revenue synergies expected from the acquisition. In connection with PSS, guests are now greeted with Alaska branding at all airport gates, ticketing and check-in areas presenting a seamless travel experience.

We continue to make investments to enhance our onboard guest experience. Some of the more notable projects underway include adding satellite connectivity to our entire Boeing and Airbus fleets to offer high-speed satellite Wi-Fi, updating and expanding airport lounges in the JFK and Seattle airports, and investment in our Seattle hub airport to open a state-of-the-art 20-gate North Terminal facility. Throughout 2018 we will also be introducing new food and beverage menus in first and premium class, which include more fresh and local offerings. Additionally, all Boeing and Airbus flights will have new beverage offerings, including craft beers.

In April 2018, we entered into a lease agreement with Southwest for 12 airport slots at LaGuardia Airport (LGA) and eight airport slots at Regan National Airport (DCA). The lease begins October 2018 and continues through 2028. This agreement enables us to monetize these valuable slots, and reallocate flying from Dallas Love Field (DAL) to more strategic and profitable opportunities on the West Coast. We maintain the right to resume flying using these slots, should we choose to do so, in 2028 when the agreement expires.

Currently, we expect to grow our combined network capacity in 2018 by approximately 6.5%. Current schedules indicate competitive capacity will increase by approximately 8% in the second quarter of 2018, and approximately 5% in the third quarter of 2018. We believe that our product, our operation, our engaged employees, our award-winning service, and our competitive Mileage Plan™ program, combined with our strong balance sheet, give us a competitive advantage in our markets.

Our current expectations for capacity and CASM excluding fuel and special items for the second quarter and full year 2018 are summarized below:

	Forecast Q2 2018	Q2 2017	% Change
Capacity (ASMs in millions)	16,910 - 16,960	15,612	~ 8.5%
Cost per ASM excluding fuel and special items (cents)(a)	8.34¢ - 8.39¢	7.98¢	~ 4.8%

	Forecast Full Year 2018	Full Year 2017	% Change
Capacity (ASMs in millions)	65,980 - 66,130	62,072	~ 6.5%
Cost per ASM excluding fuel and special items (cents)(a)	8.51¢ - 8.56¢	8.25¢	~ 3.5%

(a)	2017 CASMex reflects the impacts of the updated accounting standards, effective for the Company January 1, 2018.

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

•
Disclosure of the individual impact of certain noted items provides investors the ability to measure and monitor performance both with and without these special items. We believe that disclosing the impact of certain items, such as merger-related costs, and mark-to-market hedging adjustments, is important because it provides information on significant items that are not necessarily indicative of future performance. Industry analysts and investors consistently measure our performance without these items for better comparability between periods and among other airlines.

•
Although we disclose our unit revenues, we do not (nor are we able to) evaluate unit revenues excluding the impact that changes in fuel costs have had on ticket prices. Fuel expense represents a large percentage of our total operating expenses. Fluctuations in fuel prices often drive changes in unit revenues in the mid-to-long term. Although we believe it is useful to evaluate non-fuel unit costs for the reasons noted above, we would caution readers of these financial statements not to place undue reliance on unit costs excluding fuel as a measure or predictor of future profitability because of the significant impact of fuel costs on our business.

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

	Three Months Ended March 31,
	2018	2017	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	10,489	10,008	4.8%
RPMs (000,000) "traffic"	12,403	11,707	5.9%
ASMs (000,000) "capacity"	15,480	14,394	7.5%
Load factor	80.1%	81.3%	(1.2) pts
Yield(d)	13.59¢	13.69¢	(0.7)%
RASM(d)	11.84¢	12.09¢	(2.1)%
CASM excluding fuel and special items(b)(d)	8.81¢	8.38¢	5.1%
Economic fuel cost per gallon(b)	$2.14	$1.78	20.2%
Fuel gallons (000,000)	197	184	7.1%
ASMs per fuel gallon	78.6	78.2	0.5%
Average full-time equivalent employees (FTEs)	21,266	18,682	13.8%
Mainline Operating Statistics:
Revenue passengers (000)	8,211	7,774	5.6%
RPMs (000,000) "traffic"	11,360	10,827	4.9%
ASMs (000,000) "capacity"	14,098	13,260	6.3%
Load factor	80.6%	81.7%	(1.1) pts
Yield(d)	12.70¢	12.70¢	—%
RASM(d)	11.20¢	11.39¢	(1.7)%
CASM excluding fuel and special items(b)(d)	8.02¢	7.54¢	6.4%
Economic fuel cost per gallon(b)	$2.13	$1.78	19.7%
Fuel gallons (000,000)	172	164	4.9%
ASMs per fuel gallon	82.0	80.8	1.5%
Average FTEs	16,013	15,007	6.7%
Aircraft utilization	11.2	10.8	3.7%
Average aircraft stage length	1,285	1,245	3.2%
Operating fleet	224	217	7 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,278	2,234	2.0%
RPMs (000,000) "traffic"	1,043	880	18.5%
ASMs (000,000) "capacity"	1,382	1,134	21.9%
Load factor	75.5%	77.6%	(2.1 pts)
Yield(d)	23.70¢	25.36¢	(6.5)%
RASM(d)	18.26¢	20.14¢	(9.3)%
Operating fleet	83	73	10 a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

(d)	Certain historical information has been adjusted to reflect the adoption of new accounting standards.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2018 TO THREE MONTHS ENDED MARCH 31, 2017

Our consolidated net income for the three months ended March 31, 2018 was $4 million, or $0.03 per diluted share, compared to net income of $93 million, or $0.75 per diluted share, for the three months ended March 31, 2017.

Excluding the impact of merger-related costs, mark-to-market fuel hedge adjustments, and a special employee tax bonus as a result of tax reform, our adjusted net income for the first quarter of 2018 was $18 million, or $0.14 per diluted share, compared to an adjusted net income of $124 million, or $0.99 per diluted share, in the first quarter of 2017. Historical information has been adjusted to reflect the adoption of new accounting standards effective for the Company January 1, 2018. The following tables reconcile our adjusted net income and adjusted earnings per diluted share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended March 31,
	2018		2017
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income and diluted EPS	$4	$0.03	$93	$0.75
Mark-to-market fuel hedge adjustments	(13)	(0.11)	10	0.08
Special items—employee tax reform bonus	25	0.20	—	—
Special items—merger-related costs	6	0.05	39	0.30
Income tax effect	(4)	(0.03)	(18)	(0.14)
Non-GAAP adjusted net income and diluted EPS	$18	$0.14	$124	$0.99

CASM reconciliation is summarized below:

	Three Months Ended March 31,
(in cents)	2018		2017		% Change
Consolidated:
CASM	11.65	¢	11.00	¢	6%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.64		2.36		12%
Special items—merger-related costs and other	0.20		0.26		(23)%
CASM excluding fuel and special items	8.81	¢	8.38	¢	5%

Mainline:
CASM	10.72	¢	10.11	¢	6%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.51		2.28		10%
Special items—merger-related costs and other	0.19		0.29		(35)%
CASM excluding fuel and special items	8.02	¢	7.54	¢	6%

OPERATING REVENUES

Total operating revenues increased $92 million, or 5%, during the first quarter of 2018 compared to the same period in 2017. The changes are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2018	2017	% Change
Passenger revenue	$1,685	$1,602	5%
Mileage plan other revenue	107	100	7%
Cargo and other	40	38	5%
Total operating revenues	$1,832	$1,740	5%

Passenger Revenue

On a consolidated basis, Passenger revenue for the first quarter of 2018 increased by $83 million, or 5%, on a 7.5% increase in capacity, partially offset by 1% lower ticket yields coupled with a 1.2 pt decrease in load factor. The increase in capacity was driven by our continued network expansion and aircraft added to our fleet since the first quarter of 2017. Lower yields and load factor are a result of our growth and competitive pricing pressure we are experiencing, specifically on the West Coast.

OPERATING EXPENSES

Total operating expenses increased $220 million, or 14%, compared to the first quarter of 2017. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended March 31,
(in millions)	2018	2017	% Change
Fuel expense	$409	$339	21%
Non-fuel operating expenses, excluding special items	1,363	1,205	13%
Special items—merger-related costs	6	39	(85)%
Special items—employee tax reform bonus	25	—	NM
Total operating expenses	$1,803	$1,583	14%

Fuel Expense

Aircraft fuel expense includes raw fuel expense (as defined below) plus the effect of mark-to-market adjustments to our fuel hedge portfolio as the value of that portfolio increases and decreases. Our aircraft fuel expense can be volatile because it includes these gains or losses in the value of the underlying instrument as crude oil prices and refining margins increase or decrease. Raw fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Raw fuel prices are impacted by world oil prices and refining costs, which can vary by region in the U.S.  Raw fuel expense approximates cash paid to suppliers and does not reflect the effect of our fuel hedges.

Aircraft fuel expense increased $70 million, or 21%, compared to the first quarter of 2017. The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
	2018		2017
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$423	$2.15	$325	$1.76
(Gains) losses on settled hedges	(1)	(0.01)	4	0.02
Consolidated economic fuel expense	422	2.14	$329	$1.78
Mark-to-market fuel hedge adjustments	(13)	(0.07)	10	0.06
GAAP fuel expense	$409	$2.07	$339	$1.84
Fuel gallons	197		184

Raw fuel expense per gallon for the three months ended March 31, 2018 increased by approximately 22% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, and refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the first quarter of 2018 was primarily driven by a 45% increase in refining margins and a 22% increase in crude oil prices, when compared to the prior year. Fuel gallons consumed increased by 13 million gallons, or 7%, in line with the increase in capacity.

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

Gains recognized for hedges that settled during the first quarter were $1 million in 2018, compared to losses of $4 million in the same period in 2017. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel and special items. Significant operating expense variances from 2017 are more fully described below.

	Three Months Ended March 31,
(in millions)	2018	2017	% Change
Wages and benefits	$536	$450	19%
Variable incentive pay	39	31	26%
Aircraft maintenance	107	87	23%
Aircraft rent	74	65	14%
Landing fees and other rentals	126	115	10%
Contracted services	81	81	—%
Selling expenses	78	83	(6)%
Depreciation and amortization	94	90	4%
Food and beverage service	50	45	11%
Third-party regional carrier expense	37	27	37%
Other	141	131	8%
Total non-fuel operating expenses, excluding special items	$1,363	$1,205	13%

Wages and Benefits

Wages and benefits increased during the first quarter of 2018 by $86 million, or 19%. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended March 31,
(in millions)	2018	2017	% Change
Wages	$407	$337	21%
Pension—Defined benefit plans service cost	12	10	20%
Defined contribution plans	28	25	12%
Medical and other benefits	60	52	15%
Payroll taxes	29	26	12%
Total wages and benefits	$536	$450	19%

Wages increased 21% with a 14% increase in FTEs. The increase in FTEs is attributable to the growth in our business and the significant growth in McGee Air Services, which has insourced certain airport ground service functions that were previously provided by a third party and reflected in Contracted services expense. Additionally, wage rates for pilots and flight attendants at Alaska and Virgin America increased due to new contract rates effective in the fourth quarter of 2017 and first quarter of 2018, respectively.

We expect the incremental annual impact of the new flight attendant and pilot agreements will be approximately $30 million and $100 million in 2018, respectively. In the fourth quarter of 2017, the impact of the pilot agreement was approximately $44 million.

Aircraft Maintenance

Aircraft maintenance expense increased by $20 million, or 23%, during the first quarter of 2018 compared to the same period in 2017. Maintenance costs increased primarily due to a power-by-the-hour engine maintenance arrangement on our B737-800 aircraft that we entered into, and became effective, in the fourth quarter of 2017.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased by $11 million, or 10%, during the first quarter of 2018 compared to the same period in 2017. This increase was primarily driven by our 8% increase in capacity and rate increases at airports across our network.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPA agreements, increased by $10 million, or 37%, during the first quarter of 2018 compared to the same period in 2017. This increase is primarily due to the additional five E175 aircraft operated by SkyWest over the last twelve months.

Special Items—Merger-Related Costs

We recorded special items of $6 million for merger-related costs associated with our acquisition of Virgin America during the first quarter of 2018, compared to $39 million during the same period in 2017. Costs incurred in the first quarter of 2018 consisted primarily of IT integration costs. We expect to continue to incur merger-related costs through 2019.

Special Items—Other

We recorded a one time $25 million special charge for the $1,000 bonus awarded to employees in January 2018 in connection with the passing of the Tax Cuts and Jobs Act.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded pretax profit of $69 million in the first quarter of 2018 compared to $199 million in the first quarter of 2017. The $130 million decrease in pretax profit was primarily driven by a $131 million increase in non-fuel operating expenses and a $75 million increase in economic fuel cost, partially offset by a $67 million increase in passenger revenues.

The increase in Mainline passenger revenue for the first quarter of 2018 was primarily driven by a 6% increase in capacity, partially offset by a decrease in load factor. The increase in capacity was driven by our continued network expansion and aircraft added to our fleet since the first quarter of 2017.

Non-fuel operating expenses increased due to higher wages to support our growth, and higher operating expenses as described above. Higher raw fuel prices and an increase in gallons consumed to support additional flying drove the increase in Mainline fuel expense.

Regional

Our Regional operations incurred a pretax loss of $49 million in the first quarter of 2018 compared to a pretax loss of $2 million in the first quarter of 2017. The increase in pretax loss was attributable to higher non-fuel operating expense, and higher raw fuel costs, partially offset by a $16 million increase in operating revenues.

Regional passenger revenue increased 7% compared to the first quarter of 2017, primarily driven by a 22% increase in capacity, partially offset by 7% lower ticket yields and a decrease in load factor of 2.1 pts. The increase in capacity is due to an increase in departures from new E175 deliveries, an increase in average aircraft stage length, and the annualization of new routes introduced over the past 12 months.

Horizon

Horizon contributed a pretax profit of $3 million in the first quarter of 2018 compared to a pretax loss of $7 million in the first quarter of 2017. The change was primarily driven by a $13 million increase in operating revenue, which was attributable to the additional 10 E175 aircraft added to Horizon's fleet since the first quarter of 2017, as well as a reduction in maintenance expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.5 billion, and our expected cash from operations;

•	Our 77 unencumbered operating aircraft that could be financed, if necessary;

•
Our combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million. Information about these facilities can be found in Note 5 to the condensed consolidated financial statements.

During the three months ended March 31, 2018, we took free and clear delivery of one B737-900ER aircraft and one E175 aircraft. We made debt payments totaling $120 million, including the prepayment of $23 million of debt, and paid dividends totaling $39 million.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	March 31, 2018	December 31, 2017	Change
Cash and marketable securities	$1,528	$1,621	(6) %
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	24%	26%	(2) pt
Long-term debt, net of current portion	$2,062	$2,262	(9)%
Shareholders’ equity	$3,439	$3,460	(1)%
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	53%	53%	0 pts

(a)	Calculated using the present value of remaining aircraft lease payments for aircraft in our operating fleet as of the balance sheet date.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first three months of 2018, net cash provided by operating activities was $306 million, compared to $470 million during the same period in 2017. The $164 million decrease in our operating cash flows is primarily attributable to a decrease in net income, driven by rising fuel prices, higher non-fuel operating costs, significant new market development, and continuing competitive pressures. Additionally, we had a smaller year-over-year increase in air traffic liability due to changes in sales patterns and an overall decline in fares, partially offset by capacity growth.

We typically generate positive cash flows from operations and expect to use that cash flow to purchase aircraft and capital equipment, make scheduled debt payments, and return capital to shareholders.

Cash Used in Investing Activities

Cash used in investing activities was $164 million during the first three months of 2018, compared to $488 million during the same period of 2017. Our capital expenditures were $235 million in the first three months of 2018, an increase of $19 million compared to the three months ended March 31, 2017. This is primarily driven by higher spend on other property and equipment compared to the same period of 2017. Our net purchases of marketable securities decreased by $335 million from the prior year, which is generally timing related. Internally, we analyze our cash and marketable securities balance in the aggregate.

The table below reflects our full-year expectation for capital expenditures based on our current intentions. It does not reflect our actual contractual obligations at this time, nor does it reflect the capital expenditures that would be incurred if we exercised options that are available to us. We have options to acquire 37 B737 aircraft with deliveries from 2020 through 2024, and options to acquire 30 E175 aircraft with deliveries in 2021 to 2023. Options will be exercised only if we believe return on invested capital targets can be met. The table below excludes any associated capitalized interest.

(in millions)	2018	2019	2020
Targeted capital expenditures	$1,000	$750	$750

Cash Used in Financing Activities

Cash used in financing activities was $156 million during the first three months of 2018 compared to $127 million during the same period in 2017. During the first three months of 2018 we made debt payments of $120 million, including the prepayment of $23 million of debt, dividend payments totaling $39 million, and had $12 million in common stock repurchases.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of March 31, 2018, we have firm orders to purchase or lease 79 aircraft. We also have cancelable purchase commitments for 30 Airbus A320neo with deliveries from 2021 through 2023. We could incur a loss of pre-delivery payments and credits as a cancellation fee. We also have options to acquire 37 B737 aircraft with deliveries from 2020 through 2024 and 30 E175 aircraft with deliveries from 2021 through 2023. In addition to the 25 E175 aircraft currently operated by SkyWest in our regional fleet, we have firm orders to lease 10 E175 aircraft with deliveries in 2018, and options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft.

The following table summarizes expected fleet activity by year as of March 31, 2018:

	Actual Fleet	Expected Fleet Activity(a)
Aircraft	March 31, 2018	2018 Additions	2018 Removals	December 31, 2018	2019 Changes	December 31, 2019
B737 Freighters	3	—	—	3	—	3
B737 Passenger Aircraft(c)	152	7	—	159	7	166
Airbus Passenger Aircraft	69	2	—	71	1	72
Total Mainline Fleet	224	9	—	233	8	241
Q400 operated by Horizon(b)	47	—	(10)	37	(7)	30
E175 operated by Horizon(b)	11	15	—	26	4	30
E175 operated by third party(b)	25	7	—	32	—	32
Total Regional Fleet	83	22	(10)	95	(3)	92
Total	307	31	(10)	328	5	333

(a)	The expected fleet counts at December 31, 2018 and 2019 are subject to change.

(b)	Aircraft are either owned or leased by Horizon or operated under capacity purchase agreement with a third party.

(c)	Aircraft deliveries reflect the supplemental agreement entered with Boeing in the first quarter of 2018 which deferred certain B737 deliveries. Our first MAX9 delivery is scheduled for 2019.

For future firm orders and option exercises, we may finance the aircraft through cash flow from operations, long-term debt, or lease arrangements.

Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases. During a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Second Quarter 2018	50%	$63	$1
Third Quarter 2018	50%	65	1
Fourth Quarter 2018	40%	$65	$2
Remainder 2018	47%	64	1
First Quarter 2019	30%	67	2
Second Quarter 2019	20%	68	2
Third Quarter 2019	10%	70	2
Full Year 2019	15%	$68	$2

Contractual Obligations

The following table provides a summary of our obligations as of March 31, 2018. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2018	2019	2020	2021	2022	Beyond 2022	Total
Current and long-term debt obligations	$266	$321	$439	$421	$246	$768	$2,461
Operating lease commitments (a)	323	424	391	339	297	1,178	2,952
Aircraft maintenance deposits (b)	60	65	68	64	52	38	347
Aircraft commitments (c)	610	560	514	562	303	141	2,690
Interest obligations (d)	62	82	69	50	37	72	372
Other obligations	105	158	166	173	181	1,225	2,008
Total	$1,426	$1,610	$1,647	$1,609	$1,116	$3,422	$10,830

(a)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. Included here are E175 aircraft operated by SkyWest under a capacity purchase agreement.

(b)	Aircraft maintenance deposits relate to leased Airbus aircraft.

(c)	Represents non-cancelable contractual payment commitments for aircraft and engines, buyer furnished equipment, and aircraft maintenance and parts management.

(d)	For variable-rate debt, future obligations are shown above using forecasted interest rates as of March 31, 2018.

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

CRITICAL ACCOUNTING ESTIMATES

With the exception of the items noted below, there have been no material changes to our critical accounting estimates for the three months ended March 31, 2018. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2017.

Frequent Flyer Programs

Alaska's Mileage PlanTM loyalty program awards mileage credits to members who fly on our airlines and our airline partners, referred to as flown miles. We also sell services, including miles for transportation, Companion FareTM certificates, bag fee waivers, and access to our brand and customer lists to a major bank that offers Alaska affinity credit cards. To a lesser extent, miles for transportation are also sold to other non-airline partners, such as hotels and car rental agencies. The outstanding miles may be redeemed for travel on our airlines or any of our airline partners. As long as Mileage PlanTM is in existence, we have an obligation to provide this future travel.

Mileage credits and the various other services we sell under our loyalty program represent performance obligations that are part of a multiple deliverable revenue arrangement. Accounting guidance requires that we use a relative standalone selling price allocation to allocate consideration received to the material performance obligations in these contracts. Our relative standalone selling price allocation models are refreshed when contracts originate or are materially modified.

At March 31, 2018 we had approximately 223 billion miles outstanding, resulting in an aggregate deferred revenue balance of $1.8 billion. The deferred revenue resulting from our relative selling price allocations requires significant management judgment. There are uncertainties inherent in these estimates. Therefore, different assumptions could affect the amount and/or timing of revenue recognition. The most significant assumptions are described below.

1.	The rate at which we defer sales proceeds related to services sold:

We estimate the standalone selling price for each performance obligation, including mileage credits, by considering multiple inputs and methods, including but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value published selling prices, number of miles awarded and the number of miles redeemed. We estimate the selling prices and volumes over the terms of the agreements in order to determine the allocation of proceeds to each of the multiple deliverables.

2.	The number of miles that will not be redeemed for travel (breakage):

We estimate how many miles will be used per award. For example, our members may redeem mileage credits for award travel to various locations or choose between a highly restricted award and an unrestricted award. Our estimates are based on the current requirements in our Mileage PlanTM program and historical award redemption patterns.

We regularly review significant Mileage PlanTM assumptions and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

Except as noted below, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

During 2018, the Company implemented internal controls to ensure it has adequately implemented the new accounting standard related to revenue recognition effective January 1, 2018. The modified and new controls have been designed to address risks associated with recognizing revenue under the new standard.

There have been no other changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the first quarter of 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
January 1, 2018 - January 31, 2018	69,412	$69.59
February 1, 2018 - February 28, 2018	48,874	65.20
March 1, 2018 - March 31, 2018	67,375	64.18
Total	185,661	$66.47	$599

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

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Vice President Finance and Controller

May 4, 2018

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
10.1*	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended January 17, 2018	10-K	February 15, 2018	10.25
10.2*	Alaska Air Group Performance Based Pay Plan, Amended and Restated January 17, 2018	10-K	February 15, 2018	10.26
10.3†#	Supplemental Agreement No. 9 to Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan arrangement
#
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.