Form 10-Q
period 2018-06-30
ALASKA AIR GROUP, INC.
filed 2018-08-08
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The registrant has 123,144,939 common shares, par value $0.01, outstanding at July 31, 2018.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or the Company’s present expectations. Some of the things that could cause actual results to differ from our expectations are:

•	the competitive environment in our industry;

•	changes in our operating costs, including fuel, which can be volatile;

•	our ability to meet our cost reduction goals;

•	our ability to achieve anticipated synergies and timing thereof in connection with our acquisition of Virgin America;

•	our ability to successfully integrate the Boeing and Airbus operations into those of Alaska;

•	labor disputes and our ability to attract and retain qualified personnel;

•	operational disruptions;

•	general economic conditions, including the impact of those conditions on customer travel behavior;

•	the concentration of our revenue from a few key markets;

•	an aircraft accident or incident;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	our reliance on automated systems and the risks associated with changes made to those systems;

•	changes in laws and regulations.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$102	$194
Marketable securities	1,466	1,427
Total cash and marketable securities	1,568	1,621
Receivables—net	411	341
Inventories and supplies—net	57	57
Prepaid expenses and other current assets	180	133
Total Current Assets	2,216	2,152

Property and Equipment
Aircraft and other flight equipment	7,788	7,559
Other property and equipment	1,291	1,222
Deposits for future flight equipment	505	494
	9,584	9,275
Less accumulated depreciation and amortization	3,091	2,991
Total Property and Equipment—Net	6,493	6,284

Goodwill	1,943	1,943
Intangible assets	130	133
Other noncurrent assets	273	234
Other Assets	2,346	2,310

Total Assets	$11,055	$10,746

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	June 30, 2018	December 31, 2017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$115	$120
Accrued wages, vacation and payroll taxes	345	418
Air traffic liability	1,112	806
Other accrued liabilities	483	400
Deferred revenue	667	635
Current portion of long-term debt	314	307
Total Current Liabilities	3,036	2,686

Long-Term Debt, Net of Current Portion	1,998	2,262
Other Liabilities and Credits
Deferred income taxes	437	370
Deferred revenue	1,110	1,090
Obligation for pension and postretirement medical benefits	464	453
Other liabilities	417	425
	2,428	2,338
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2018 - 130,436,306 shares; 2017 - 129,903,498 shares, Outstanding: 2018 - 123,203,707 shares; 2017 - 123,060,638 shares	1	1
Capital in excess of par value	198	164
Treasury stock (common), at cost: 2018 - 7,232,599 shares; 2017 - 6,842,860 shares	(544)	(518)
Accumulated other comprehensive loss	(435)	(380)
Retained earnings	4,373	4,193
	3,593	3,460
Total Liabilities and Shareholders' Equity	$11,055	$10,746

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Operating Revenues
Passenger revenue	$1,997	$1,945	3,682	3,547
Mileage plan other revenue	108	109	215	209
Cargo and other	51	48	91	86
Total Operating Revenues	2,156	2,102	3,988	3,842
Operating Expenses
Wages and benefits	544	470	1,080	920
Variable incentive pay	38	27	77	58
Aircraft fuel, including hedging gains and losses	475	344	884	683
Aircraft maintenance	106	96	213	183
Aircraft rent	77	69	151	134
Landing fees and other rentals	110	99	236	214
Contracted services	76	77	157	158
Selling expenses	88	102	166	185
Depreciation and amortization	97	90	191	180
Food and beverage service	55	50	105	95
Third-party regional carrier expense	39	27	76	54
Other	141	140	282	271
Special items—merger-related costs	39	24	45	63
Special items—other	—	—	25	—
Total Operating Expenses	1,885	1,615	3,688	3,198
Operating Income	271	487	300	644
Nonoperating Income (Expense)
Interest income	10	9	18	16
Interest expense	(25)	(26)	(49)	(51)
Interest capitalized	4	4	9	8
Other—net	(1)	—	(13)	(1)
Total Nonoperating Income (Expense)	(12)	(13)	(35)	(28)
Income Before Income Tax	259	474	265	616
Income tax expense	66	181	68	230
Net Income	$193	$293	$197	$386

Basic Earnings Per Share:	$1.57	$2.37	$1.60	$3.12
Diluted Earnings Per Share:	$1.56	$2.36	$1.59	$3.10
Shares used for computation:
Basic	123.268	123.573	123.212	123.534
Diluted	124.036	124.332	123.953	124.374

Cash dividend declared per share:	$0.32	$0.30	$0.64	$0.60

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net Income	$193	$293	$197	$386

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gain (loss) arising during the period	(4)	1	(17)	4
Reclassification of (gain) loss into Other—net nonoperating income (expense)	1	1	3	1
Income tax effect	—	(1)	3	(2)
Total	(3)	1	(11)	3

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits	7	5	14	11
Income tax effect	(1)	(1)	(3)	(3)
Total	6	4	11	8

Related to interest rate derivative instruments:
Unrealized holding gain (loss) arising during the period	2	(3)	8	(2)
Reclassification of (gain) loss into Aircraft rent	—	2	1	2
Income tax effect	—	1	(2)	—
Total	2	—	7	—

Other Comprehensive Income	5	5	7	11

Comprehensive Income	$198	$298	$204	$397

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$197	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191	180
Stock-based compensation and other	17	25
Changes in certain assets and liabilities:
Changes in deferred tax provision	67	127
Increase in air traffic liability	306	384
Increase in deferred revenue	52	69
Other—net	(104)	(87)
Net cash provided by operating activities	726	1,084
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(271)	(404)
Other flight equipment	(56)	(45)
Other property and equipment	(96)	(63)
Total property and equipment additions, including capitalized interest	(423)	(512)
Purchases of marketable securities	(529)	(1,010)
Sales and maturities of marketable securities	474	541
Other investing activities	10	10
Net cash used in investing activities	(468)	(971)
Cash flows from financing activities:
Long-term debt payments	(258)	(159)
Common stock repurchases	(25)	(22)
Dividends paid	(79)	(74)
Other financing activities	15	12
Net cash used in financing activities	(347)	(243)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(89)	(130)
Cash, cash equivalents, and restricted cash at beginning of year	197	328
Cash, cash equivalents, and restricted cash at end of the period	$108	$198

Cash paid during the period for:
Interest (net of amount capitalized)	$39	$42
Income taxes	—	14

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$102	$198
Restricted cash included in Prepaid expenses and other current assets	6	—
Total cash, cash equivalents, and restricted cash at end of the period	$108	$198

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska (including Virgin America) and Horizon. Our condensed consolidated financial statements also include McGee Air Services, a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 and 2017. Such adjustments were of a normal recurring nature.

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three and six months ended June 30, 2018 are not necessarily indicative of operating results for the entire year.

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

In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements - Leases (Topic 842)" which amended Topic 842 to provide companies an alternative transition method which would not require adjusting comparative period financial information. The Company plans to utilize this alternative transition method. The new standard is effective for the Company on January 1, 2019. The Company will not early adopt the standard.

At this time, the Company believes the most significant impact to the financial statements will relate to the recording of a right-of-use-asset and related liability associated with leased aircraft. The Company does not expect the new standard to have a material impact on the pattern or amount of expense recognized for aircraft leases on the income statement. Other leases, including airports and real estate, equipment, software and other miscellaneous leases continue to be assessed.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The standard allows a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the amount initially recorded directly to other comprehensive income at the previously enacted U.S. federal corporate income tax rate that remains in AOCI and the amount that would have been recorded directly to other comprehensive income using the newly enacted U.S. federal income tax rate. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company elected to early adopt the standard effective January 1, 2018. As a result, retained earnings increased approximately $62 million in 2018 due to the reclassification of tax effects in AOCI recorded in prior periods at previously enacted tax rates.

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

Condensed consolidated statement of operations for the three and six months ended June 30, 2017 (in millions):

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
		Adjustments				Adjustments
	As Reported	Revenue Recognition	Retirement Benefits	As Adjusted	As Reported	Revenue Recognition	Retirement Benefits	As Adjusted
Operating Revenues
Passenger Revenue	$1,807	$138	$—	$1,945	$3,291	$256	$—	$3,547
Mileage plan other revenue	128	(19)	—	109	247	(38)	—	209
Cargo and other revenue	167	(119)	—	48	313	(227)	—	86
Total Operating Revenue	2,102	—	—	2,102	3,851	(9)	—	3,842

Operating Expenses
Wages and benefits	469	—	1	470	917	—	3	920
Selling expenses	97	5	—	102	178	7	—	185
Special items—merger-related costs	24	—	—	24	64	(1)	—	63
All other operating expenses	1,019	—	—	1,019	2,030	—	—	2,030
Total Operating Expenses	1,609	5	1	1,615	3,189	6	3	3,198

Operating Income	493	(5)	(1)	487	662	(15)	(3)	644

Nonoperating Income (Expense)
Other—net	(1)	—	1	—	(4)	—	3	(1)
All other nonoperating income (expense)	(13)	—	—	(13)	(27)	—	—	(27)
	(14)	—	1	(13)	(31)	—	3	(28)
Income (loss) before income tax	479	(5)	—	474	631	(15)	—	616
Income tax expense (benefit)	183	(2)	—	181	236	(6)	—	230
Net Income (Loss)	$296	$(3)	$—	$293	$395	$(9)	$—	$386

Condensed consolidated statement of cash flows for the six months ended June 30, 2017 (in millions):

	Six Months Ended June 30, 2017
	As Reported	Adjustments - Revenue Recognition	As Adjusted
Cash flows from operating activities:
Net income	$395	$(9)	$386

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	—	180
Stock-based compensation and other	25	—	25
Changes in certain assets and liabilities:
Changes in deferred tax provision	132	(5)	127
Increase in air traffic liability	406	(22)	384
Increase in deferred revenue	15	54	69
Other—net	(69)	(18)	(87)
Net cash provided by operating activities	1,084	—	1,084

Net cash used in investing activities	(971)	—	(971)

Net cash used in financing activities	(243)	—	(243)

Net increase (decrease) in cash and cash equivalents	(130)	—	(130)
Cash and cash equivalents at beginning of year	328	—	328
Cash and cash equivalents at end of the period	$198	$—	$198

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

Passenger Ticket and Ancillary Services Revenue

The primary performance obligation on a typical passenger ticket is to provide air travel to the Company’s passenger. Ticket revenue is collected in advance of travel and recorded as Air Traffic Liability (ATL) on the consolidated balance sheets. The Company satisfies its performance obligation and recognizes ticket revenue on each flight segment when the transportation is provided.

Ancillary passenger revenues relate to items such as checked-bag fees, ticket change fees, and on-board food and beverage sales, all of which are provided at time of flight. As such, the obligation to perform these services is satisfied at the time of travel and is recorded with ticket revenue in Passenger revenue.

Revenue is also recognized for tickets that are expected to expire unused, a concept referred to as “passenger ticket breakage.” Passenger ticket breakage is recorded at the flight date using estimates made at the time of sale based on the Company’s historical experience of expired tickets, and other facts such as program changes and modifications.

In addition to selling tickets on its own marketed flights, the Company has interline agreements with partner airlines under which it sells multi-city tickets with one or more segments of the trip flown by a partner airline, or it operates a connecting flight sold by a partner airline. Each segment in a connecting flight represents a separate performance obligation. Revenue on segments sold and operated by the Company is recognized as Passenger revenue in the gross amount of the allocated ticket price when the travel occurs, while the commission paid to the partner airline is recognized as a selling expense when the related transportation is provided. Revenue on segments operated by a partner airline is deferred for the full amount of the consideration received at the time the ticket is sold and, once the segment has been flown the Company records the net amount, after compensating the partner airline, as Cargo and other revenue.

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

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$1,693	$1,668	$3,121	$3,026
Passenger ancillary revenue	137	134	255	250
Mileage PlanTM passenger revenue	167	143	306	271
Total passenger revenue	$1,997	$1,945	$3,682	$3,547

As passenger tickets and related ancillary services are primarily sold via credit cards, certain amounts due from credit card processors are recorded as airline traffic receivables. These credit card receivables and receivables from our affinity credit card partner represent the majority of the receivables balance on the Balance Sheet.

For performance obligations with performance periods of less than one year, GAAP provides a practical expedient that allows the Company not to disclose the transaction price allocated to remaining performance obligations and the timing of related revenue recognition. As passenger tickets expire one year from ticketing, if unused or not exchanged, the Company elected to apply this practical expedient.

Mileage Plan™ Loyalty Program

Loyalty mileage credits

The Company’s Mileage Plan™ loyalty program provides frequent flyer travel awards to program members based upon accumulated loyalty mileage credits. Mileage credits are earned through travel, purchases using the Mileage Plan™ co-branded credit card and purchases from other participating partners. The program has a 24-month expiration period for unused mileage credits from the month of last account activity. The Company offers redemption of mileage credits through free, discounted or upgraded air travel on Alaska flights or on one of its 16 airline partners, as well as redemption at partner hotels.

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

The Company estimates breakage for the portion of loyalty mileage credits not expected to be redeemed using a statistical analysis of historical data, including actual mileage credits expiring, slow-moving and low-credit accounts, among other factors. The breakage rate for the three and six months ended June 30, 2018 and 2017 was 17.4%. The Company reviews the breakage rate used on an annual basis.

Co-brand credit card agreement and other

In addition to mileage credits, the co-brand credit card agreement, referred to herein as the Agreement, also includes performance obligations for waived bag fees, Companion Fare™ offers to purchase an additional ticket at a discount, marketing, and the use of intellectual property including the brand (unlimited access to the use of the Company’s brand and frequent flyer member lists), which is the predominant element in the Agreement. The affinity card bank partner is the customer for some elements, including the brand and marketing, while the Mileage Plan™ member is the customer for other elements such as mileage credits, bag waivers, and companion fares.

At the inception of the Agreement, management estimated the selling price of each of the performance obligations. The objective was to determine the price at which a sale would be transacted if the product or service was sold on a stand-alone basis. The Company determined its best estimate of selling price for each element by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of miles awarded and number of miles redeemed. The Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple deliverables. The estimates of the standalone selling prices of each element do not change subsequent to the original valuation of the contract unless the contract is materially modified, but the allocation between elements may change based upon the actual and updated projected volumes of each element delivered during the term of the contract.

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

Interline loyalty

The Company has interline arrangements with certain airlines whereby its members may earn and redeem Mileage Plan™ credits on those airlines, and members of a partner airline’s loyalty program may earn and redeem frequent flyer program credits on Alaska. When a Mileage Plan™ member earns credits on a partner airline, the partner airline remits a contractually-agreed upon fee to the Company which is deferred until credits are redeemed. When a Mileage Plan™ member redeems credits on a partner airline, the Company pays a contractually agreed upon fee to the other airline, which offsets the revenue recognized associated with the award travel. When a member of a partner airline redeems frequent flyer credits on Alaska, the partner airline remits a contractually-agreed upon amount to the Company, recognized as Passenger revenue upon travel. If the partner airline’s member earns frequent flyer program credits on an Alaska flight, the Company remits a contractually-agreed upon fee to the partner airline and records a commission expense.

Mileage Plan™ revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Passenger revenue	$167	$143	$306	$271
Mileage PlanTM other revenue	108	109	215	209
Total Mileage Plan™ revenue	$275	$252	$521	$480

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

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cargo revenue	$34	$32	$60	$56
Other revenue	17	16	31	30
Total Cargo and other revenue	$51	$48	$91	$86

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

Air traffic liability included on the condensed consolidated balance sheets represents the remaining obligation associated with passenger tickets and ancillary services. The air traffic liability balance fluctuates with seasonal travel patterns. The Company recognized Passenger revenue of $79 million and $89 million from the prior year-end air traffic liability balance for the three months ended June 30, 2018 and 2017, and $513 million and $520 million for the six months ended June 30, 2018 and 2017.

Mileage PlanTM liabilities

The total deferred revenue liability included on the condensed consolidated balance sheets represents the remaining transaction price that has been allocated to Mileage PlanTM performance obligations not yet satisfied by the Company. In general, the current amounts will be recognized as revenue within 12 months and the long-term amounts will be recognized as revenue over, on average, a period of approximately three to four years. This period of time represents the average time that members have historically taken to earn and redeem miles.

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $103 million of such receivables as of June 30, 2018 and $101 million as of December 31, 2017.

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

	Six Months Ended June 30,
	2018	2017
Total Deferred Revenue balance at January 1	$1,725	$1,534
Travel miles and companion certificate redemption - Passenger revenue	(306)	(271)
Miles redeemed on partner airlines - Other revenue	(44)	(44)
Increase in liability for mileage credits issued	402	382
Total Deferred Revenue balance at June 30	$1,777	$1,601

Selling Costs

Certain costs such as credit card fees, travel agency and other commissions paid, as well as Global Distribution Systems (GDS) booking fees are incurred when the Company sells passenger tickets and ancillary services in advance of the travel date. The Company defers such costs and recognizes them as expenses when the travel occurs. Prepaid expense recorded on the consolidated balance sheets for such costs was $31 million and $24 million as of June 30, 2018 and December 31, 2017. The Company recorded related expense on the condensed consolidated statement of operations of $58 million and $66 million for the three months ended June 30, 2018 and 2017, and $109 million and $122 million for the six months ended June 30, 2018 and 2017.

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

Fair Value of Financial Instruments on a Recurring Basis

As of June 30, 2018, total cost basis for all marketable securities was $1.5 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

June 30, 2018	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$376	$—	$376
Foreign government bonds	—	28	28
Asset-backed securities	—	231	231
Mortgage-backed securities	—	78	78
Corporate notes and bonds	—	743	743
Municipal securities	—	10	10
Total Marketable securities	376	1,090	1,466
Derivative instruments
Fuel hedge—call options	—	58	58
Interest rate swap agreements	—	14	14
Total Assets	$376	$1,162	$1,538

Liabilities
Derivative instruments
Interest rate swap agreements	—	(4)	(4)
Total Liabilities	$—	$(4)	$(4)

December 31, 2017	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$328	$—	$328
Foreign government bonds	—	43	43
Asset-backed securities	—	209	209
Mortgage-backed securities	—	99	99
Corporate notes and bonds	—	726	726
Municipal securities	—	22	22
Total Marketable securities	328	1,099	1,427
Derivative instruments
Fuel hedge—call options	—	22	22
Interest rate swap agreements	—	9	9
Total Assets	$328	$1,130	$1,458

Liabilities
Derivative instruments
Interest rate swap agreements	—	(8)	(8)
Total Liabilities	$—	$(8)	$(8)

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

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses represent other-than-temporary impairments based on its evaluation of available information as of June 30, 2018.

Maturities for marketable securities (in millions):

June 30, 2018	Cost Basis	Fair Value
Due in one year or less	$263	$262
Due after one year through five years	1,195	1,173
Due after five years through 10 years	31	31
Total	$1,489	$1,466

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

Debt: Debt assumed in the acquisition of Virgin America was subject to a non-recurring fair valuation adjustment as part of purchase price accounting. The adjustment is amortized over the life of the associated debt. All other fixed-rate debt is carried at cost. To estimate the fair value of all fixed-rate debt as of June 30, 2018, the Company uses the income approach by discounting cash flows using borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	June 30, 2018	December 31, 2017
Fixed-rate debt at cost	$838	$956
Non-recurring purchase price accounting fair value adjustment	3	3
Total fixed-rate debt	$841	$959

Estimated fair value	$831	$959

Assets and Liabilities Measured at Fair Value on Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No impairment was recognized in the three and six months ended June 30, 2018 or June 30, 2017.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	June 30, 2018	December 31, 2017
Fixed-rate notes payable due through 2028	$841	$959
Variable-rate notes payable due through 2028	1,485	1,625
Less debt issuance costs	(14)	(15)
Total debt	2,312	2,569
Less current portion	314	307
Long-term debt, less current portion	$1,998	$2,262

Weighted-average fixed-interest rate	4.1%	4.2%
Weighted-average variable-interest rate	3.5%	2.8%

During the six months ended June 30, 2018 the Company made debt payments of $258 million, including the prepayment of $43 million of debt.

At June 30, 2018 long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2018	$142
2019	317
2020	435
2021	418
2022	243
Thereafter	768
Total	$2,323

Bank Lines of Credit

The Company had three credit facilities totaling $475 million as of June 30, 2018. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility for $250 million expires in June 2021 and is secured by aircraft. A second credit facility for $75 million expires in September 2018, with a mechanism for annual renewal, and is secured by aircraft. Subsequent to June 30, 2018, we increased this credit facility from $75 million to $116 million and extended the maturity date to July 2019. A third credit facility for $150 million expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has secured letters of credit against the $75 million facility, but has no plans to borrow using either of the two other facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at June 30, 2018.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$12	$10	$24	$20
Pension expense included in Wages and benefits	12	10	24	20

Interest cost	19	18	39	36
Expected return on assets	(26)	(26)	(53)	(53)
Recognized actuarial loss (gain)	8	6	16	13
Pension expense (benefit) included in Nonoperating Income (Expense)	$1	$(2)	$2	$(4)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of June 30, 2018 (in millions):

	Aircraft Leases	Facility Leases	Aircraft Commitments(a)	Capacity Purchase Agreements (b)	Aircraft Maintenance Deposits
Remainder of 2018	$177	$38	$467	$67	$32
2019	349	68	558	138	65
2020	323	61	515	145	68
2021	282	52	562	166	64
2022	264	33	304	174	52
Thereafter	1,071	139	141	1,205	38
Total	$2,466	$391	$2,547	$1,895	$319

(a)	Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and aircraft maintenance and parts management.

(b)	Includes all non-aircraft lease costs associated with capacity purchase agreements.

Lease Commitments

Aircraft lease commitments include future obligations for all of the Company's operating airlines, as well as aircraft leases operated by third-parties. At June 30, 2018, the Company had lease contracts for 10 Boeing 737 (B737) aircraft, 61 Airbus aircraft, 11 Bombardier Q400 aircraft, and 29 Embraer 175 (E175) with SkyWest Airlines, Inc. (SkyWest). The Company has an additional two scheduled lease deliveries of A321neo aircraft through 2019, as well as six scheduled lease deliveries of E175 aircraft through 2021 to be operated by SkyWest. All lease contracts have remaining non-cancelable lease terms ranging from 2018 to 2033. The Company has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with deliveries in 2020. Options to lease are not reflected in the commitments table above.

Facility lease commitments primarily include airport and terminal facilities and building leases. Total rent expense for aircraft and facility leases was $137 million and $123 million for the three months ended June 30, 2018 and 2017, and $290 million and $261 million for the six months ended June 30, 2018 and 2017.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of June 30, 2018, the Company had commitments to purchase 41 B737 aircraft (9 B737 NextGen aircraft and 32 B737 MAX aircraft), with deliveries in the remainder of 2018 through 2023. In the first quarter of 2018 the Company entered into a supplemental agreement with Boeing to defer certain B737 deliveries and to convert 15 MAX8 aircraft orders to MAX9 aircraft orders. The Company also has commitments to purchase 18 E175 aircraft with deliveries in the remainder of 2018 through 2021 and has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2021 through 2023. In addition, the Company has options to purchase 37 B737 aircraft and 30 E175 aircraft. The cancelable purchase commitments and option payments are not reflected in the table above.

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

In 2015, three flight attendants filed a class action lawsuit seeking to represent all Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws. Plaintiffs received class certification in November 2016. Virgin America filed a motion for summary judgment seeking to dismiss all claims on various federal preemption grounds. In January 2017, the Court denied in part and granted in part Virgin America’s motion. In January 2018, Virgin America filed a motion to decertify the class and Plaintiffs filed a motion for summary judgment seeking the court to rule in their favor on all remaining claims. In July 2018, the Court denied in part and granted in part Virgin America's motion to decertify the class and granted in part and denied in part Plaintiffs' motion for summary judgment. A trial on the remaining claim is currently set for October 2018. The Company believes the claims in this case are without factual and legal merit and intends to defend the remaining claim in this lawsuit and will appeal the claims decided in the Plaintiffs' favor.

Management is currently assessing the potential impact of the July 2018 decision by the Court, and has not yet determined the range of possible outcomes. While management believes the outcome of subsequent appeals will ultimately resolve in favor of the Company's position, damages assessed in the Plaintiffs' favor under the July 2018 ruling could be material. This forward-looking statement is based on management's current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of arbitrators, judges and juries.

NOTE 8. SHAREHOLDERS' EQUITY

Dividends

During the three months ended June 30, 2018, the Company declared and paid cash dividends of $0.32 per share, or $40 million. During the six months ended June 30, 2018, the Company declared and paid cash dividends of $0.64 per share, or $79 million.

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of June 30, 2018, the Company has repurchased 5.5 million shares for $413 million under this program.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2015 Repurchase Program—$1 billion	204,078	$13	256,680	$22	389,739	$25	256,680	$22

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax (in millions):

	June 30, 2018	December 31, 2017
Related to marketable securities	$(17)	$(5)
Related to employee benefit plans	(425)	(376)
Related to interest rate derivatives	7	1
Total	$(435)	$(380)

The Company elected to early adopt ASU 2018-02 in the first quarter of 2018. As a result, the Company reclassified approximately $62 million of tax effects in AOCI recorded in prior periods at previously enacted tax rates thus increasing Retained earnings.

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three and six months ended June 30, 2018 and 2017, anti-dilutive shares excluded from the calculation of EPS were not material.

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

The "Consolidating and Other" column reflects parent company activity, McGee Air Services, consolidating entries and other immaterial business units of the company. The “Air Group Adjusted” column represents a non-GAAP measure that is used by the Company's CODM to evaluate performance and allocate resources. Adjustments are further explained below in reconciling to consolidated GAAP results.

Operating segment information is as follows (in millions):

	Three Months Ended June 30, 2018
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$1,711	$286	$—	$—	$1,997	$—	$1,997
CPA revenues	—	—	137	(137)	—	—	—
Mileage plan other revenue	99	9	—	—	108	—	108
Cargo and other	49	1	1	—	51	—	51
Total operating revenues	1,859	296	138	(137)	2,156	—	2,156
Operating expenses
Operating expenses, excluding fuel	1,135	249	123	(136)	1,371	39	1,410
Economic fuel	432	65	—	—	497	(22)	475
Total operating expenses	1,567	314	123	(136)	1,868	17	1,885
Nonoperating income (expense)
Interest income	13	—	—	(3)	10	—	10
Interest expense	(22)	—	(5)	2	(25)	—	(25)
Interest capitalized	4	—	—	—	4	—	4
Other—net	1	(2)	—	—	(1)	—	(1)
Total Nonoperating income (expense)	(4)	(2)	(5)	(1)	(12)	—	(12)
Income (loss) before income tax	$288	$(20)	$10	$(2)	$276	$(17)	$259

	Three Months Ended June 30, 2017(d)
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$1,677	$268	$—	$—	$1,945	$—	$1,945
CPA revenues	—	—	108	(108)	—	—	—
Mileage plan other revenue	101	8	—	—	109	—	109
Cargo and other	45	2	1	—	48	—	48
Total operating revenues	1,823	278	109	(108)	2,102	—	2,102
Operating expenses
Operating expenses, excluding fuel	1,030	206	116	(105)	1,247	24	1,271
Economic fuel	304	38	—	—	342	2	344
Total operating expenses	1,334	244	116	(105)	1,589	26	1,615
Nonoperating income (expense)
Interest income	10	—	—	(1)	9	—	9
Interest expense	(24)	—	(3)	1	(26)	—	(26)
Interest capitalized	3	—	1	—	4	—	4
Other—net	—	—	—	—	—	—	—
Total Nonoperating income (expense)	(11)	—	(2)	—	(13)	—	(13)
Income (loss) before income tax	$478	$34	$(9)	$(3)	$500	$(26)	$474

	Six Months Ended June 30, 2018
(in millions)	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$3,153	$529	$—	$—	$3,682	$—	$3,682
CPA revenues	—	—	247	(247)	—	—	—
Mileage plan other revenue	197	18	—	—	215	—	215
Cargo and other	88	1	2	—	91	—	91
Total operating revenues	3,438	548	249	(247)	3,988	—	3,988
Operating expenses
Operating expenses, excluding fuel	2,266	488	227	(247)	2,734	70	2,804
Economic fuel	799	120	—	—	919	(35)	884
Total operating expenses	3,065	608	227	(247)	3,653	35	3,688
Nonoperating income (expense)
Interest income	24	—	—	(6)	18	—	18
Interest expense	(44)	—	(10)	5	(49)	—	(49)
Interest capitalized	8	—	1	—	9	—	9
Other	(4)	(9)	—	—	(13)	—	(13)
Total Nonoperating income (expense)	(16)	(9)	(9)	(1)	(35)	—	(35)
Income (loss) before income tax	$357	$(69)	$13	$(1)	$300	$(35)	$265

	Six Months Ended June 30, 2017(d)
(in millions)	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$3,052	$495	$—	$—	$3,547	$—	$3,547
CPA revenues	—	—	205	(205)	—	—	—
Mileage plan other revenue	194	15	—	—	209	—	209
Cargo and other	81	3	2	—	86	—	86
Total operating revenues	3,327	513	207	(205)	3,842	—	3,842
Operating expenses
Operating expenses, excluding fuel	2,030	406	219	(203)	2,452	63	2,515
Economic fuel	596	75	—	—	671	12	683
Total operating expenses	2,626	481	219	(203)	3,123	75	3,198
Nonoperating income (expense)
Interest income	17	—	—	(1)	16	—	16
Interest expense	(47)	—	(5)	1	(51)	—	(51)
Interest capitalized	7	—	1	—	8	—	8
Other	(1)	—	—	—	(1)	—	(1)
Total Nonoperating income (expense)	(24)	—	(4)	—	(28)	—	(28)
Income (loss) before income tax	$677	$32	$(16)	$(2)	$691	$(75)	$616

(a)	Includes consolidating entries, Parent Company, McGee Air Services, and other immaterial business units.

(b)
The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain income and charges.

(c)	Includes merger-related costs, mark-to-market fuel-hedge accounting charges, and other special items.

(d)	Certain historical information has been adjusted to reflect the adoption of new accounting standards.

Total assets were as follows (in millions):

	June 30, 2018	December 31, 2017
Mainline	$15,334	$16,663
Horizon	1,039	929
Consolidating & Other	(5,318)	(6,846)
Consolidated	$11,055	$10,746

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. This overview summarizes the MD&A, which includes the following sections:

•	Second Quarter Review—highlights from the second quarter of 2018 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and six months ended June 30, 2018. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2018.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

SECOND QUARTER REVIEW

Our consolidated pretax income was $259 million during the second quarter of 2018, compared to $474 million in the second quarter of 2017. The decrease in pretax income of $215 million was driven largely by an increase in fuel expense of $131 million and an increase in non-fuel operating expenses of $139 million, partially offset by an increase in operating revenues of $54 million.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the second quarter of 2018, our on-time performance was 82.5% for Alaska Mainline and 86.4% for our Regional operations. These on-time results are in-line with our historical high standard of running an excellent operation, and an improvement from operational headwinds encountered in 2017.

New Markets

We announced three new routes during the second quarter of 2018. Approximately 88% of projected growth in 2018 is within existing routes and locations, with the rest attributable to our plans to add more routes connecting guests along the West Coast to high demand markets in the lower 48 states and Hawaii.

Shareholder Return

During the second quarter of 2018, we paid cash dividends of $40 million and repurchased 204,078 shares for $13 million.

Labor Update

In July 2018, we ratified a merger transition agreement for dispatchers, represented by the Transport Workers Union (TWU). The agreement brings the Boeing and Airbus dispatch groups together under Alaska’s existing CBA. It includes a two-year extension of the existing contract from 2019 to 2021, provides pay rate increases through the new contract term, and paves the way for an integrated seniority list.

Four of our five unionized groups at Alaska have the merger transition agreements required to fully integrate. This is a major milestone just 19 months after the official close of the acquisition of Virgin America in December 2016. A tentative agreement reached with the Aircraft Mechanics Fraternal Association (AMFA) was rejected by Boeing technicians. We will continue to work with AMFA and our technicians to reach a transition agreement.

Outlook

In 2018 and beyond, we are focused on successfully completing the integration of Virgin America. We have completed two of our most significant integration milestones to date and continue to make progress on our integration. In January 2018, Alaska and Virgin America received a Single Operating Certificate (SOC) from the FAA, which recognizes Alaska and Virgin America as one airline. In April, we transitioned to a single Passenger Service System (PSS), which allows us to provide one reservation system, one website and one inventory of flights to our guests. Our transition to a single PSS allows us to unlock many of the revenue synergies expected from the acquisition, as well as provide consistent branding to our guests at all airports gates, ticketing, and check-in areas.

Additionally, in June, we received FAA approval for our Airbus emergency procedures. This allows us to move forward with transition training for flight attendants so they can work on both Boeing and Airbus aircraft. We also integrated to a single weight and balance system in June. This not only allows us to take cargo on Airbus aircraft, which is an important revenue synergy, but it will also improve operational performance.

With the completion of our most recent milestones, our integration is now approximately 85 percent complete. One of the last major milestones to complete is our Airbus fleet reconfiguration. Between now and the end of 2018, we will paint approximately 25 Airbus aircraft with the Alaska livery and will begin reconfiguring Airbus aircraft to align with the Boeing aircraft to achieve one consistent cabin experience for our guests. We will also be integrating our crew management systems in late 2018 and early 2019.

We continue to make investments to enhance our onboard guest experience. Some of the more notable projects underway include adding satellite connectivity to our entire Boeing and Airbus fleets to offer high-speed satellite Wi-Fi, updating and expanding airport lounges in the JFK and Seattle airports, and investment in our Seattle hub airport to open a state-of-the-art 20-gate North Terminal facility. Throughout 2018 we will also be introducing new food and beverage menus, which include more fresh, local, and healthy offerings with a distinct West Coast vibe including salads, protein plates, and fresh snacks. Beginning in July, all Boeing and Airbus flights will have new beverage offerings, including craft beers, new juices and, coming this fall, an updated wine selection.

In April, we entered into a lease agreement with Southwest for 12 airport slots at LaGuardia Airport (LGA) and eight airport slots at Regan National Airport (DCA). The lease begins October 2018 and continues through 2028. This agreement enables us to monetize these valuable slots, and reallocate flying from Dallas Love Field (DAL) to more strategic and profitable opportunities on the West Coast. We maintain the right to resume flying using these slots, should we choose to do so, in 2028 when the agreement expires.

We have also announced new revenue initiatives. This fall, we will introduce a new option for our guests called the "Saver Fare," a low-priced product which we believe will result in annual revenue of approximately $100 million and is incremental to merger synergies. In addition, we have implemented a series of other revenue initiatives, such as offering exit rows for sale, introducing dynamic pricing for our premium class seats, leveraging new technology to better manage revenue post-sale, and eliminating fee waivers for changes made outside of 60 days. We believe these changes provide guests with more options and reflects the significant increase in the value of our expanded network and product, as well as unlocking the substantial synergies from the merger.

Currently, we expect to grow our combined network capacity by approximately 6% in 2018 and approximately 2% in 2019. Current schedules indicate competitive capacity will increase by approximately 4.5% in the third quarter of 2018, and approximately 6% in the fourth quarter of 2018. We believe that our product, our operation, our engaged employees, our award-winning service, and our competitive Mileage Plan™ program, combined with our strong balance sheet and focus on low costs, give us a competitive advantage in our markets.

Our current expectations for capacity and CASM excluding fuel and special items for the second quarter and full year 2018 are summarized below:

	Forecast Q3 2018	Q3 2017	% Change
Capacity (ASMs in millions)	17,095 - 17,145	16,164	~ 5.9%
Cost per ASM excluding fuel and special items (cents)(a)	8.36¢ - 8.41¢	8.00¢	~ 4.9%

	Forecast Full Year 2018	Full Year 2017	% Change
Capacity (ASMs in millions)	65,780 - 65,930	62,072	~ 6.1%
Cost per ASM excluding fuel and special items (cents)(a)	8.50¢ - 8.53¢	8.25¢	~ 3.2%

(a)	2017 CASMex reflects the impacts of the updated accounting standards, effective for the Company January 1, 2018.

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

•
Adjusted income before income tax and CASM excluding fuel (and other items as specified in our plan documents) are important metrics for the employee cash incentive plan, which covers the majority of Air Group employees.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	12,069	11,391	6.0%	22,558	21,399	5.4%
RPMs (000,000) "traffic"	14,484	13,554	6.9%	26,887	25,262	6.4%
ASMs (000,000) "capacity"	16,833	15,612	7.8%	32,313	30,006	7.7%
Load factor	86.0%	86.8%	(0.8) pts	83.2%	84.2%	(1.0) pts
Yield(d)	13.79¢	14.36¢	(4.0)%	13.69¢	14.04¢	(2.5)%
RASM(d)	12.81¢	13.46¢	(4.8)%	12.34¢	12.80¢	(3.6)%
CASM excluding fuel and special items(b)(d)	8.14¢	7.98¢	2.0%	8.46¢	8.17¢	3.5%
Economic fuel cost per gallon(b)	$2.30	$1.71	34.5%	$2.22	$1.75	26.9%
Fuel gallons (000,000)	216	201	7.5%	413	385	7.3%
ASMs per fuel gallon	77.9	77.7	0.3%	78.2	77.9	0.4%
Average full-time equivalent employees (FTEs)	21,655	19,745	9.7%	21,461	19,214	11.7%
Mainline Operating Statistics:
Revenue passengers (000)	9,462	8,941	5.8%	17,673	16,715	5.7%
RPMs (000,000) "traffic"	13,221	12,525	5.6%	24,581	23,352	5.3%
ASMs (000,000) "capacity"	15,289	14,341	6.6%	29,387	27,602	6.5%
Load factor	86.5%	87.3%	(0.8) pts	83.6%	84.6%	(1.0) pts
Yield(d)	12.95¢	13.40¢	(3.4)%	12.83¢	13.07¢	(1.8)%
RASM(d)	12.16¢	12.77¢	(4.8)%	11.70¢	12.11¢	(3.4)%
CASM excluding fuel and special items(b)(d)	7.43¢	7.18¢	3.5%	7.71¢	7.35¢	4.9%
Economic fuel cost per gallon(b)	$2.29	$1.70	34.7%	$2.22	$1.74	27.6%
Fuel gallons (000,000)	188	179	5.0%	360	343	5.0%
ASMs per fuel gallon	81.3	80.3	1.2%	81.5	80.5	1.2%
Average FTEs	16,477	15,447	6.7%	16,245	15,227	6.7%
Aircraft utilization	11.6	11.4	1.8%	11.4	11.1	2.7%
Average aircraft stage length	1,298	1,294	0.3%	1,294	1,295	(0.1)%
Operating fleet	228	221	7 a/c	228	221	7 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,607	2,450	6.4%	4,885	4,685	4.3%
RPMs (000,000) "traffic"	1,263	1,030	22.6%	2,306	1,910	20.7%
ASMs (000,000) "capacity"	1,544	1,270	21.6%	2,926	2,404	21.7%
Load factor	81.8%	81.1%	0.7 pts	78.8%	79.5%	(0.7 pts)
Yield(d)	22.64¢	26.04¢	(13.1)%	22.93¢	25.94¢	(11.6)%
RASM(d)	19.14¢	21.19¢	(9.7)%	18.72¢	20.70¢	(9.6)%
Operating fleet	89	78	11 a/c	89	78	11 a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

(d)	Certain historical information has been adjusted to reflect the adoption of new accounting standards.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2018 TO THREE MONTHS ENDED JUNE 30, 2017

Our consolidated net income for the three months ended June 30, 2018 was $193 million, or $1.56 per diluted share, compared to net income of $293 million, or $2.36 per diluted share, for the three months ended June 30, 2017.

Excluding the impact of merger-related costs and mark-to-market fuel hedge adjustments, our adjusted net income for the second quarter of 2018 was $206 million, or $1.66 per diluted share, compared to an adjusted net income of $309 million, or $2.48 per diluted share, in the second quarter of 2017. Historical information has been adjusted to reflect the adoption of new accounting standards effective for the Company January 1, 2018. The following tables reconcile our adjusted net income and adjusted earnings per diluted share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended June 30,
	2018		2017
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income and diluted EPS	$193	$1.56	$293	$2.36
Mark-to-market fuel hedge adjustments	(22)	(0.18)	2	0.02
Special items—merger-related costs	39	0.31	24	0.19
Income tax effect	(4)	(0.03)	(10)	(0.09)
Non-GAAP adjusted net income and diluted EPS	$206	$1.66	$309	$2.48

CASM reconciliation is summarized below:

	Three Months Ended June 30,
(in cents)	2018		2017		% Change
Consolidated:
CASM	11.20	¢	10.34	¢	8%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.82		2.21		28%
Special items—merger-related costs and other	0.24		0.15		60%
CASM excluding fuel and special items	8.14	¢	7.98	¢	2%

Mainline:
CASM	10.36	¢	9.48	¢	9%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.68		2.13		26%
Special items—merger-related costs and other	0.25		0.17		47%
CASM excluding fuel and special items	7.43	¢	7.18	¢	4%

OPERATING REVENUES

Total operating revenues increased $54 million, or 3%, during the second quarter of 2018 compared to the same period in 2017. The changes are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2018	2017	% Change
Passenger revenue	$1,997	$1,945	3%
Mileage plan other revenue	108	109	(1)%
Cargo and other	51	48	6%
Total operating revenues	$2,156	$2,102	3%

Passenger Revenue

On a consolidated basis, Passenger revenue for the second quarter of 2018 increased by $52 million, or 3%, on an 8% increase in capacity, partially offset by 4% lower ticket yields and a 1 pt decrease in load factor. The increase in capacity was driven by our continued network expansion and aircraft added to our fleet since the second quarter of 2017. Lower yields are a result of competitive pricing pressure we are experiencing, specifically on the West Coast, while lower load factor is a result of significant capacity growth in our markets by us and our competitors. We are working on a number of revenue initiatives to help improve our revenue performance.

Mileage Plan™ Other Revenue

On a consolidated basis, Mileage Plan™ other revenue decreased $1 million, or 1%, compared to the second quarter of 2017. The decrease is primarily attributable to higher costs for redemption of awards on other airlines, partially offset by an increase in commission revenue from our growing affinity credit card program.

OPERATING EXPENSES

Total operating expenses increased $270 million, or 17%, compared to the second quarter of 2017. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended June 30,
(in millions)	2018	2017	% Change
Fuel expense	$475	$344	38%
Non-fuel operating expenses, excluding special items	1,371	1,247	10%
Special items—merger-related costs	39	24	63%
Total operating expenses	$1,885	$1,615	17%

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

Aircraft fuel expense increased $131 million, or 38%, compared to the second quarter of 2017. The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
	2018		2017
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$506	$2.34	$337	$1.69
(Gains) losses on settled hedges	(9)	(0.04)	5	0.02
Consolidated economic fuel expense	497	2.30	$342	$1.71
Mark-to-market fuel hedge adjustments	(22)	(0.10)	2	0.01
GAAP fuel expense	$475	$2.20	$344	$1.72
Fuel gallons	216		201

Raw fuel expense per gallon for the three months ended June 30, 2018 increased by approximately 38% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, and refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the second quarter of 2018 was primarily driven by a 57% increase in refining margins and a 41% increase in crude oil prices, when compared to the prior year. Fuel gallons consumed increased by 15 million gallons, or 7%, in line with the increase in capacity.

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

Gains recognized for hedges that settled during the second quarter were $9 million in 2018, compared to losses of $5 million in the same period in 2017. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel and special items. Significant operating expense variances from 2017 are more fully described below.

	Three Months Ended June 30,
(in millions)	2018	2017	% Change
Wages and benefits	$544	$470	16%
Variable incentive pay	38	27	41%
Aircraft maintenance	106	96	10%
Aircraft rent	77	69	12%
Landing fees and other rentals	110	99	11%
Contracted services	76	77	(1)%
Selling expenses	88	102	(14)%
Depreciation and amortization	97	90	8%
Food and beverage service	55	50	10%
Third-party regional carrier expense	39	27	44%
Other	141	140	1%
Total non-fuel operating expenses, excluding special items	$1,371	$1,247	10%

Wages and Benefits

Wages and benefits increased during the second quarter of 2018 by $74 million, or 16%. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended June 30,
(in millions)	2018	2017	% Change
Wages	$411	$359	14%
Pension—Defined benefit plans service cost	12	10	20%
Defined contribution plans	30	23	30%
Medical and other benefits	61	52	17%
Payroll taxes	30	26	15%
Total wages and benefits	$544	$470	16%

Wages increased 14% on a 10% increase in FTEs. The increase in FTEs is primarily attributable to the growth in McGee Air Services, which has insourced certain airport group service functions that were previously provided by third-party vendors and reflected in Contracted Services expense. To a lesser extent, we have experienced FTE growth in other areas as the business has grown. The remaining increase in wages is driven by increased wage rates in many work groups, including pilots and flight attendants whose new contract rates became effective in the fourth quarter of 2017 and first quarter of 2018, respectively.

Variable Incentive Pay

Variable incentive pay expense increased by $11 million, or 41%, during the second quarter of 2018 compared to the same period in 2017. This increase was primarily due to a higher wage base on which performance-based pay is determined.

Aircraft Maintenance

Aircraft maintenance expense increased by $10 million, or 10%, during the second quarter of 2018 compared to the same period in 2017. Maintenance costs increased primarily due to a power-by-the-hour engine maintenance arrangement on our B737-800 aircraft which was entered into, and became effective, in the fourth quarter of 2017. Although the agreement results in increased expense earlier in the engine life cycle of B737-800 aircraft, it allows for much more predictable expense patterns over the fleet life.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased by $11 million, or 11%, during the second quarter of 2018 compared to the same period in 2017. This increase was primarily driven by our 8% increase in capacity and rate increases at airports across our network.

Selling Expenses

Selling expenses decreased $14 million, or 14%, during the second quarter of 2018 compared to the same period in 2017. This decrease was primarily due to decreased commission costs from other airlines for transporting their frequent flyer members, lower credit card commissions, and decreased promotional and advertising activities, specifically those related to Virgin America.

Third-party regional carrier expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPA agreements, increased by $12 million, or 44%, during the second quarter of 2018 compared to the same period in 2017. This increase is primarily due to the additional nine E175 aircraft operated by SkyWest compared to the second quarter of 2017.

Special Items – Merger-related Costs

We recorded special items of $39 million for merger-related costs associated with our acquisition of Virgin America during the second quarter of 2018, compared to $24 million during the same period in 2017. Costs incurred in the second quarter of 2018 consisted primarily of IT integration costs as well as the write off of Virgin America related assets connected with our transition to a single PSS in April. We expect to continue to incur merger-related costs through 2019.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded pretax profit of $288 million in the second quarter of 2018, compared to $478 million in the second quarter of 2017. The $190 million decrease in pretax profit was primarily driven by a $128 million increase in economic fuel cost and a $105 million increase in non-fuel operating expenses, partially offset by a $34 million increase in passenger revenues.

The increase in Mainline passenger revenue for the second quarter of 2018 was primarily driven by capacity growth, partially offset by lower average fares.

Higher raw fuel prices and an increase in gallons consumed to support additional flying drove the increase in Mainline fuel expense. Non-fuel operating expenses increased due to higher wages to support our growth, and higher operating expenses as described above.

Regional

Our Regional operations incurred a pretax loss of $20 million in the second quarter of 2018, compared to a pretax profit of $34 million in the second quarter of 2017. The pretax loss was attributable to higher fuel costs, and higher non-fuel operating expense, partially offset by an $18 million increase in operating revenues.

Regional passenger revenue increased 7% compared to the second quarter of 2017, primarily driven by a 22% increase in capacity and an increase in load factor of 0.7 pts, partially offset by 13% lower ticket yields. The increase in capacity is due to an increase in departures from new E175 deliveries, an increase in average aircraft stage length, and the annualization of new routes introduced over the past 12 months. Lower yields are a result of competitive pricing pressure we are experiencing, specifically on the West Coast.

Horizon

Horizon achieved a pretax profit of $10 million in the second quarter of 2018, compared to a pretax loss of $9 million in the second quarter of 2017. The change was primarily driven by a $29 million increase in operating revenue, attributable to the additional nine E175 aircraft added to Horizon's fleet since the second quarter of 2017 and better operating performance in 2018.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2018 TO SIX MONTHS ENDED JUNE 30, 2017

Our consolidated net income for the six months ended June 30, 2018 was $197 million, or $1.59 per diluted share, compared to net income of $386 million, or $3.10 per diluted share, for the six months ended June 30, 2017.

Excluding the impact of merger-related costs, mark-to-market fuel hedge adjustments, and a special employee tax reform bonus in connection with the passing of the Tax Cuts and Jobs Act (TCJA), our adjusted net income for the six months ended June 30, 2018 was $224 million, or $1.81 per diluted share, compared to an adjusted net income of $433 million, or $3.48 per diluted share, in the six months ended June 30, 2017. Historical information has been adjusted to reflect the adoption of new accounting standards effective for the Company as of January 1, 2018. The following tables reconcile our adjusted net income and adjusted earnings per diluted share (EPS) to amounts as reported in accordance with GAAP:

	Six Months Ended June 30,
	2018		2017
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income and diluted EPS	$197	$1.59	$386	$3.10
Mark-to-market fuel hedge adjustments	(35)	(0.28)	12	0.10
Special items—employee tax reform bonus	25	0.20	—	—
Special items—merger-related costs	45	0.36	63	0.51
Income tax effect on special items and fuel hedge adjustments	(8)	(0.06)	(28)	(0.23)
Non-GAAP adjusted net income and diluted EPS	$224	$1.81	$433	$3.48

Our operating costs per ASM are summarized below:

	Six Months Ended June 30,
(in cents)	2018		2017		% Change
Consolidated:
CASM	11.41	¢	10.66	¢	7%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.74		2.28		20%
Special items—merger-related costs	0.21		0.21		—%
CASM excluding fuel and special items	8.46	¢	8.17	¢	4%

Mainline:
CASM	10.54	¢	9.79	¢	8%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.60		2.20		18%
Special items—merger-related costs	0.23		0.24		(4)%
CASM excluding fuel and special items	7.71	¢	7.35	¢	5%

OPERATING REVENUES

Total operating revenues increased $146 million, or 4%, during the first six months of 2018 compared to the same period in 2017. The changes are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2018	2017	% Change
Passenger revenue	$3,682	$3,547	4%
Mileage plan other revenue	215	209	3%
Cargo and other	91	86	6%
Total operating revenues	$3,988	$3,842	4%

Passenger Revenue

On a consolidated basis, Passenger revenue for the first six months of 2018 increased by $135 million, or 4%, on an 8% increase in capacity, partially offset by 2.5% lower ticket yields and a 1 pt decrease in load factor. The increase in capacity was driven by our continued network expansion and aircraft added to our fleet since June 30, 2017. Lower yields are a result of competitive pricing pressure we are experiencing, specifically on the West Coast, while lower load factor is a result of significant capacity growth in our markets by us and our competitors. We are working on a number of revenue initiatives to help improve our revenue performance.

Mileage Plan™ Other Revenue

On a consolidated basis, Mileage Plan™ other revenue increased $6 million or 3% in the first six months of 2018 compared to the first six months of 2017. The increase is primarily attributable to an increase in commission revenue from our growing affinity credit card program, partially offset by increasing costs for redemption of awards on other airlines.

OPERATING EXPENSES

Total operating expenses increased $490 million, or 15%, compared to the first six months of 2017. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Six Months Ended June 30,
(in millions)	2018	2017	% Change
Fuel expense	$884	$683	29%
Non-fuel operating expenses, excluding special items	2,734	2,452	12%
Special items—merger-related costs	45	63	(29)%
Special items—employee tax reform bonus	25	—	NM
Total operating expenses	$3,688	$3,198	15%

Fuel Expense

Aircraft fuel expense increased $201 million, or 29%, compared to the six months ended June 30, 2017. The elements of the change are illustrated in the following table:

	Six Months Ended June 30,
	2018		2017
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$929	$2.25	$663	$1.73
(Gains) losses on settled hedges	(10)	(0.03)	8	0.02
Consolidated economic fuel expense	919	2.22	$671	$1.75
Mark-to-market fuel hedge adjustments	(35)	(0.08)	12	0.03
GAAP fuel expense	$884	$2.14	$683	$1.78
Fuel gallons	413		385

The raw fuel price per gallon increased 30% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the first six months of 2018 was driven by a 31% increase in crude oil prices and a 53% increase in refining margins.

Gains recognized for hedges that settled in the first six months of 2018 were $10 million, compared to losses of $8 million in the same period in 2017. These amounts represent cash paid for premium expense, offset by cash received from settled hedges.

We currently expect our economic fuel price per gallon to be higher in the third quarter of 2018 compared to the third quarter of 2017 due to our current estimate of higher crude prices and higher refining margins.

Non-fuel Expense and Non- special items

	Six Months Ended June 30,
(in millions)	2018	2017	% Change
Wages and benefits	$1,080	$920	17%
Variable incentive pay	77	58	33%
Aircraft maintenance	213	183	16%
Aircraft rent	151	134	13%
Landing fees and other rentals	236	214	10%
Contracted services	157	158	(1)%
Selling expenses	166	185	(10)%
Depreciation and amortization	191	180	6%
Food and beverage service	105	95	11%
Third-party regional carrier expense	76	54	41%
Other	282	271	4%
Total non-fuel operating expenses, excluding special items	$2,734	$2,452	12%

Wages and Benefits

Wages and benefits increased during the first six months of 2018 by $160 million, or 17%, compared to 2017. The primary components of wages and benefits are shown in the following table:

	Six Months Ended June 30,
(in millions)	2018	2017	% Change
Wages	$818	$696	18%
Pension—Defined benefit plans service cost	24	20	20%
Defined contribution plans	58	48	21%
Medical and other benefits	121	104	16%
Payroll taxes	59	52	13%
Total wages and benefits	$1,080	$920	17%

Wages increased $122 million, or 18%, on a 12% increase in FTEs. The increase in FTEs is primarily attributable to the growth in McGee Air Services, which has insourced certain airport ground service functions that were previously provided by third-party vendors and reflected in Contracted services expense. Additionally, higher wage rates for Boeing and Airbus pilots and flight attendants as a result of new contract rates effective in the fourth quarter or 2017 and the first quarter of 2018, respectively, resulted in higher wages in the current year.

Costs associated with our defined contribution plans increased $10 million, or 21%, due to FTE growth, increased participation throughout all labor groups, and higher contribution rates for Boeing and Airbus pilots and flight attendants as a result of new contract rates effective in the fourth quarter of 2017 and the first quarter of 2018, respectively.

Medical and other benefits expense increased $17 million, or 16%, primarily due to FTE growth and rising medical costs.

For the full year, we expect wages and benefits to increase at a rate greater than capacity growth, due to higher wage rates for certain labor groups and the continued growth of McGee Air Services.

Variable Incentive Pay

Variable incentive pay expense increased during the first six months of 2018 by $19 million, or 33% compared to the same period in 2017. This increase was primarily due to a higher wage base as a result of higher wages noted above.

For the full year, we expect variable incentive pay expense to be higher than in 2017 due to a higher wage base resulting from the new wage rates effective over the past year, particularly for pilots and flight attendants.

Aircraft Maintenance

Aircraft maintenance expense increased by $30 million, or 16%, during the first six months of  2018 compared to the same period in 2017. Maintenance costs increased primarily due to a power-by-the-hour engine maintenance arrangement on our B737-800 aircraft that we entered into, and became effective, in the fourth quarter of 2017.

For the full year, we expect aircraft maintenance expense to increase at a greater rate than capacity growth in 2018.

Aircraft Rent

Aircraft rent expense increased by $17 million, or 13%, during the first six months of  2018 compared to the same period in 2017. Aircraft rent increased primarily due to the addition of six A321neos added to our mainline fleet and nine E175s added to our regional fleet since June 30, 2017, partially offset by the return of four Q400 and four B737-400 aircraft.

For the full year, we expect aircraft rent to increase at a greater rate than capacity due to additional leased A321neo and E175 aircraft added to our fleet in 2018.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased by $22 million, or 10%, during the first six months of  2018 compared to the same period in 2017. This increase was primarily driven by our capacity increase of 8% and rate increases at airports across our network.

For the full year, we expect landing fees and other rental expense to grow at a greater rate than projected capacity growth, due to anticipated rate increases at airports across our network.

Selling Expenses

Selling expenses decreased $19 million, or 10%, during the first six months of  2018 compared to the same period in 2017. This decrease was primarily due to decreased commission costs from other airlines for transporting their frequent flyer members, lower credit card commissions, and decreased promotional and advertising activities, specifically those related to Virgin America.

For the full year, we expect selling expenses to be lower than in 2017 for the reasons mentioned above.

Food and Beverage Service

Food and beverage expense increased $10 million, or 11%, during the first six months of  2018 compared to the same period in 2017. This increase was primarily due to enhancements to our onboard menu offerings to provide higher quality food and beverage products, the addition of premium class offerings, and increased number of passengers.

For the full year, we expect food and beverage expense to increase at a rate consistent with our projected capacity growth.

Third-Party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest and Pen Air under our CPAs, increased $22 million, or 41%, during the first six months of  2018 compared to the same period in 2017. The increase is primarily due to the additional nine E175 aircraft operated by SkyWest in the current year.

For the full year, we expect third-party regional carrier expense to increase at a greater rate than our consolidated capacity growth due to increased flying by our regional partners.

Special Items—Merger-Related Costs

We recorded special items of $45 million for merger-related costs associated with our acquisition of Virgin America in the first six months of 2018, compared to $63 million in the first six months of 2017. Costs incurred in the first six months of 2018 consisted primarily of severance and retention costs, IT integration costs, and the write off of Virgin America related assets connected with our transition to a single PSS in April. We expect to incur merger-related costs for the remainder of 2018, and continuing through 2019.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline adjusted pretax profit was $357 million in the first six months of 2018, compared to $677 million in the same period in 2017. The $320 million decrease in pretax profit was primarily driven by a $236 million increase in Mainline non-fuel operating expenses and a $203 million increase in Mainline fuel expense. These increases were partially offset by a $111 million increase in Mainline passenger revenue.

Non-fuel operating expenses increased on higher wages related to new contract wage rates for pilots and flight attendants, and higher other operating expense categories as described above. Higher raw fuel prices and an increase in gallons consumed drove an increase in Mainline fuel expense. Mainline revenue increased primarily due to increased revenue passengers on lower average fares.

Regional

Our Regional operations incurred a pretax loss of $69 million in the first six months of 2018, compared to a pretax profit of $32 million in the first six months of 2017. The pretax loss was attributable to higher raw fuel costs and higher non-fuel operating expense, partially offset by a $34 million increase in operating revenues.

Horizon

Horizon contributed a pretax profit of $13 million in the first six months of 2018, compared to pretax loss of $16 million in the same period in 2017. The change was primarily driven by a $42 million increase in operating revenue, attributable to the addition of nine E175 aircraft added to Horizon's fleet over the past twelve months.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.6 billion, and our expected cash from operations;

•	Our 83 unencumbered operating aircraft that could be financed, if necessary;

•
Our combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million. Information about these facilities can be found in Note 5 to the condensed consolidated financial statements.

During the six months ended June 30, 2018, we took free and clear delivery of three B737-900ER aircraft and five E175 aircraft. We made debt payments totaling $258 million, including the prepayment of $43 million of debt, and paid dividends totaling $79 million.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	June 30, 2018	December 31, 2017	Change
Cash and marketable securities	$1,568	$1,621	(3) %
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	24%	26%	(2) pts
Long-term debt, net of current portion	$1,998	$2,262	(12)%
Shareholders’ equity	$3,593	$3,460	4%

Debt-to-capitalization, adjusted for aircraft operating leases
(in millions)	June 30, 2018	December 31, 2017	Change
Long-term debt	$1,998	$2,262	12%
Capitalization of aircraft operating leases(a)	1,883	1,671	(13)%
Adjusted debt	$3,881	$3,933	1%
Shareholders' equity	3,593	3,460	(4)%
Total Capital	$7,474	$7,393	(1)%

Debt-to-capitalization, adjusted for aircraft operating leases	52%	53%	(1) pt

(a)	Calculated using the present value of remaining aircraft lease payments for aircraft in our operating fleet as of the balance sheet date.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first six months of 2018, net cash provided by operating activities was $726 million, compared to $1,084 million during the same period in 2017. The $358 million decrease in our operating cash flows is primarily attributable to a decrease in net income, driven by rising fuel prices, higher non-fuel operating costs, significant new market development, and continuing competitive pressures. Additionally, we had a smaller year-over-year increase in air traffic liability due to changes in sales patterns and an overall decline in fares, partially offset by capacity growth.

We typically generate positive cash flows from operations and expect to use that cash flow to purchase aircraft and capital equipment, make scheduled debt payments, and return capital to shareholders.

Cash Used in Investing Activities

Cash used in investing activities was $468 million during the first six months of 2018, compared to $971 million during the same period of 2017. Our capital expenditures were $423 million in the first six months of 2018, a decrease of $89 million compared to the six months ended June 30, 2017. This is primarily driven by lower spend on other property and equipment compared to the same period of 2017. Our net purchases of marketable securities decreased by $414 million from the prior year, which is generally timing related. Internally, we analyze our cash and marketable securities balance in the aggregate.

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

Cash Used in Financing Activities

Cash used in financing activities was $347 million during the first six months of 2018 compared to $243 million during the same period in 2017. During the first six months of 2018 we made debt payments of $258 million, including the prepayment of $43 million of debt, dividend payments totaling $79 million, and had $25 million in common stock repurchases.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of June 30, 2018, we have firm orders to purchase or lease 67 aircraft. We also have cancelable purchase commitments for 30 Airbus A320neo with deliveries from 2021 through 2023. We could incur a loss of pre-delivery payments and credits as a cancellation fee. We also have options to acquire 37 B737 aircraft with deliveries from 2020 through 2024 and 30 E175 aircraft with deliveries from 2021 through 2023. In addition to the 29 E175 aircraft currently operated by SkyWest in our regional fleet, we have firm orders to lease six E175 aircraft with deliveries in 2018 through 2021, and options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft.

The following table summarizes expected fleet activity by year as of June 30, 2018:

	Actual Fleet	Expected Fleet Activity(a)
Aircraft	June 30, 2018	2018 Additions	2018 Removals	December 31, 2018	2019 Changes	December 31, 2019
B737 Freighters	3	—	—	3	—	3
B737 Passenger Aircraft(c)	154	5	—	159	7	166
Airbus Passenger Aircraft	71	—	—	71	1	72
Total Mainline Fleet	228	5	—	233	8	241
Q400 operated by Horizon(b)	45	—	(8)	37	(7)	30
E175 operated by Horizon(b)	15	11	—	26	4	30
E175 operated by third party(b)	29	3	—	32	—	32
Total Regional Fleet	89	14	(8)	95	(3)	92
Total	317	19	(8)	328	5	333

(a)	The expected fleet counts at December 31, 2018 and 2019 are subject to change.

(b)	Aircraft are either owned or leased by Horizon or operated under capacity purchase agreement with a third party.

(c)	Aircraft deliveries reflect the supplemental agreement entered with Boeing in the first quarter of 2018 which deferred certain B737 deliveries. Our first MAX9 delivery is scheduled for 2019.

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

Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases. During a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Third Quarter 2018	50%	$65	$1
Fourth Quarter 2018	50%	68	1
Remainder 2018	50%	$67	$1
First Quarter 2019	40%	70	1
Second Quarter 2019	30%	72	2
Third Quarter 2019	20%	74	2
Fourth Quarter 2019	10%	77	3
Full Year 2019	25%	$72	$2

Contractual Obligations

The following table provides a summary of our obligations as of June 30, 2018. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2018	2019	2020	2021	2022	Beyond 2022	Total
Current and long-term debt obligations	$142	$317	$435	$418	$243	$768	$2,323
Operating lease commitments (a)	215	417	384	334	297	1,210	2,857
Aircraft maintenance deposits (b)	32	65	68	64	52	38	319
Aircraft commitments (c)	467	558	515	562	304	141	2,547
Interest obligations (d)	44	83	69	51	37	72	356
Other obligations	71	145	152	173	181	1,225	1,947
Total	$971	$1,585	$1,623	$1,602	$1,114	$3,454	$10,349

(a)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. Included here are E175 aircraft operated by SkyWest under a capacity purchase agreement.

(b)	Aircraft maintenance deposits relate to leased Airbus aircraft.

(c)	Represents non-cancelable contractual payment commitments for aircraft and engines, buyer furnished equipment, and aircraft maintenance and parts management.

(d)	For variable-rate debt, future obligations are shown above using forecasted interest rates as of June 30, 2018.

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

CRITICAL ACCOUNTING ESTIMATES

With the exception of the items noted below, there have been no material changes to our critical accounting estimates for the six months ended June 30, 2018. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

At June 30, 2018 we had approximately 229 billion miles outstanding, resulting in an aggregate deferred revenue balance of $1.8 billion. The deferred revenue resulting from our relative selling price allocations requires significant management judgment. There are uncertainties inherent in these estimates. Therefore, different assumptions could affect the amount and/or timing of revenue recognition. The most significant assumptions are described below.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our internal control over financial reporting is based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

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

In 2015, three flight attendants filed a class action lawsuit seeking to represent all Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws. Plaintiffs received class certification in November 2016. Virgin America filed a motion for summary judgment seeking to dismiss all claims on various federal preemption grounds. In January 2017, the Court denied in part and granted in part Virgin America’s motion. In January 2018, Virgin America filed a motion to decertify the class and Plaintiffs filed a motion for summary judgment seeking the court to rule in their favor on all remaining claims. In July 2018, the Court denied in part and granted in part Virgin America's motion to decertify the class and granted in part and denied in part Plaintiffs' motion for summary judgment. A trial on the remaining claim is currently set for October 2018. The Company believes the claims in this case are without factual and legal merit and intends to defend the remaining claim in this lawsuit and will appeal the claims decided in the Plaintiffs' favor.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the second quarter of 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
April 1, 2018 - April 30, 2018	92,550	$62.14
May 1, 2018 - May 31, 2018	43,838	59.46
June 1, 2018 - June 30, 2018	67,690	62.04
Total	204,078	$61.53	$587

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

ALASKA AIR GROUP, INC.

/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Vice President Finance and Controller

August 8, 2018

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
10.1*	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended January 17, 2018	10-K	February 15, 2018	10.25
10.2*	Alaska Air Group Performance Based Pay Plan, Amended and Restated January 17, 2018	10-K	February 15, 2018	10.26
10.3†*	General Release Agreement dated July 6, 2018 among Peter Hunt, Virgin America Inc. and Alaska Airlines, Inc.	10-Q
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan arrangement