Form 10-Q
period 2018-09-30
ALASKA AIR GROUP, INC.
filed 2018-11-02
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The registrant has 123,299,895 common shares, par value $0.01, outstanding at October 31, 2018.

ALASKA AIR GROUP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

As used in this Form 10-Q, the terms “Air Group,” the “Company,” “our,” “we” and "us" refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc., Virgin America Inc. (through July 20, 2018, at which point it was legally merged into Alaska Airlines, Inc), and Horizon Air Industries, Inc. are referred to as “Alaska,” “Virgin America” and “Horizon” and together as our “airlines.”

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions)	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$174	$194
Marketable securities	1,223	1,427
Total cash and marketable securities	1,397	1,621
Receivables—net	422	341
Inventories and supplies—net	57	57
Prepaid expenses and other current assets	180	133
Total Current Assets	2,056	2,152

Property and Equipment
Aircraft and other flight equipment	7,911	7,559
Other property and equipment	1,322	1,222
Deposits for future flight equipment	429	494
	9,662	9,275
Less accumulated depreciation and amortization	3,167	2,991
Total Property and Equipment—Net	6,495	6,284

Goodwill	1,943	1,943
Intangible assets	128	133
Other noncurrent assets	271	234
Other Assets	2,342	2,310

Total Assets	$10,893	$10,746

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share amounts)	September 30, 2018	December 31, 2017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$114	$120
Accrued wages, vacation and payroll taxes	334	418
Air traffic liability	950	806
Other accrued liabilities	452	400
Deferred revenue	693	635
Current portion of long-term debt	345	307
Total Current Liabilities	2,888	2,686

Long-Term Debt, Net of Current Portion	1,684	2,262
Other Liabilities and Credits
Deferred income taxes	494	370
Deferred revenue	1,138	1,090
Obligation for pension and postretirement medical benefits	470	453
Other liabilities	428	425
	2,530	2,338
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2018 - 130,786,648 shares; 2017 - 129,903,498 shares, Outstanding: 2018 - 123,360,846 shares; 2017 - 123,060,638 shares	1	1
Capital in excess of par value	224	164
Treasury stock (common), at cost: 2018 - 7,425,802 shares; 2017 - 6,842,860 shares	(556)	(518)
Accumulated other comprehensive loss	(428)	(380)
Retained earnings	4,550	4,193
	3,791	3,460
Total Liabilities and Shareholders' Equity	$10,893	$10,746

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Operating Revenues
Passenger revenue	$2,043	$1,958	5,725	5,505
Mileage Plan other revenue	114	105	329	314
Cargo and other	55	47	146	133
Total Operating Revenues	2,212	2,110	6,200	5,952
Operating Expenses
Wages and benefits	549	477	1,629	1,397
Variable incentive pay	27	40	104	98
Aircraft fuel, including hedging gains and losses	513	368	1,397	1,051
Aircraft maintenance	107	88	320	271
Aircraft rent	82	70	233	204
Landing fees and other rentals	135	124	371	338
Contracted services	70	76	227	234
Selling expenses	79	92	245	277
Depreciation and amortization	99	95	290	275
Food and beverage service	53	50	158	145
Third-party regional carrier expense	38	30	114	84
Other	141	150	423	421
Special items—merger-related costs	22	23	67	86
Special items—other	—	—	25	—
Total Operating Expenses	1,915	1,683	5,603	4,881
Operating Income	297	427	597	1,071
Nonoperating Income (Expense)
Interest income	11	9	29	25
Interest expense	(22)	(26)	(71)	(77)
Interest capitalized	5	5	14	13
Other—net	(7)	2	(20)	1
Total Nonoperating Income (Expense)	(13)	(10)	(48)	(38)
Income Before Income Tax	284	417	549	1,033
Income tax expense	67	158	135	388
Net Income	$217	$259	$414	$645

Basic Earnings Per Share:	$1.76	$2.10	$3.36	$5.22
Diluted Earnings Per Share:	$1.75	$2.09	$3.34	$5.19
Shares used for computation:
Basic	123.224	123.467	123.216	123.501
Diluted	123.864	124.220	123.804	124.341

Cash dividend declared per share:	$0.32	$0.30	$0.96	$0.90

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net Income	$217	$259	$414	$645

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gain (loss) arising during the period	(2)	1	(19)	5
Reclassification of (gain) loss into Other—net nonoperating income (expense)	2	(1)	5	—
Income tax effect	1	—	4	(2)
Total	1	—	(10)	3

Related to employee benefit plans:
Reclassification of net pension expense into Wages and benefits	7	5	21	16
Income tax effect	(2)	(2)	(5)	(5)
Total	5	3	16	11

Related to interest rate derivative instruments:
Unrealized holding gain (loss) arising during the period	—	—	8	(2)
Reclassification of (gain) loss into Aircraft rent	2	2	3	4
Income tax effect	(1)	(1)	(3)	(1)
Total	1	1	8	1

Other Comprehensive Income	7	4	14	15

Comprehensive Income	$224	$263	$428	$660

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

ALASKA AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$414	$645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	290	275
Stock-based compensation and other	34	43
Changes in certain assets and liabilities:
Changes in deferred tax provision	122	208
Increase in air traffic liability	144	223
Increase in deferred revenue	106	130
Other—net	(124)	(167)
Net cash provided by operating activities	986	1,357
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(349)	(679)
Other flight equipment	(76)	(70)
Other property and equipment	(129)	(92)
Total property and equipment additions, including capitalized interest	(554)	(841)
Purchases of marketable securities	(672)	(1,408)
Sales and maturities of marketable securities	857	1,069
Other investing activities	36	38
Net cash used in investing activities	(333)	(1,142)
Cash flows from financing activities:
Long-term debt payments	(544)	(265)
Common stock repurchases	(37)	(50)
Dividends paid	(118)	(111)
Other financing activities	33	27
Net cash used in financing activities	(666)	(399)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(13)	(184)
Cash, cash equivalents, and restricted cash at beginning of year	197	328
Cash, cash equivalents, and restricted cash at end of the period	$184	$144

Cash paid during the period for:
Interest (net of amount capitalized)	$60	$68
Income taxes	—	129

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$174	$144
Restricted cash included in Prepaid expenses and other current assets	10	—
Total cash, cash equivalents, and restricted cash at end of the period	$184	$144

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska (including Virgin America) and Horizon. Our condensed consolidated financial statements also include McGee Air Services, a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. It should be read in conjunction with the consolidated financial statements and accompanying notes in the Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments have been made that are necessary to fairly present the Company’s financial position as of September 30, 2018 and the results of operations for the three and nine months ended September 30, 2018 and 2017. Such adjustments were of a normal recurring nature.

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

In preparing these statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities, as well as the reported amounts of revenues and expenses. Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions, changes in the competitive environment and other factors, operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of operating results for the entire year.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize assets and liabilities for leases currently classified as operating leases. Under the new standard, a lessee will recognize a liability on the balance sheet representing the lease payments owed, and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities.

In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements - Leases (Topic 842)" which amended Topic 842 to provide companies an alternative transition method which would not require adjusting comparative period financial information. The Company plans to utilize this alternative transition method, and will record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standard is effective for the Company on January 1, 2019. The Company will not early adopt the standard.

At this time, the Company believes the most significant impact to the financial statements from the new lease accounting standard will relate to the recording of a right-of-use asset and related liability associated with leased aircraft. The Company does not expect the new standard to have a material impact on the pattern or amount of expense recognized for aircraft leases on the income statement. Other leases, including airports and real estate, equipment, software and other miscellaneous leases continue to be assessed.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows—Restricted Cash (Topic 230)" related to the presentation of restricted cash on the statement of cash flows, and within the accompanying footnotes. The Company adopted the standard effective January 1, 2018.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging relationships. The ASU is effective for the Company beginning January 1, 2019, and is required to be adopted using the modified retrospective approach.

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

Condensed consolidated statement of operations for the three and nine months ended September 30, 2017 (in millions):

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
		Adjustments				Adjustments
	As Reported	Revenue Recognition	Retirement Benefits	As Adjusted	As Reported	Revenue Recognition	Retirement Benefits	As Adjusted
Operating Revenues
Passenger Revenue	$1,824	$134	$—	$1,958	$5,115	$390	$—	$5,505
Mileage plan other revenue	122	(17)	—	105	369	(55)	—	314
Cargo and other revenue	174	(127)	—	47	487	(354)	—	133
Total Operating Revenue	2,120	(10)	—	2,110	5,971	(19)	—	5,952

Operating Expenses
Wages and benefits	475	—	2	477	1,392	—	5	1,397
Selling expenses	91	1	—	92	269	8	—	277
Special items—merger-related costs	24	(1)	—	23	88	(2)	—	86
All other operating expenses	1,091	—	—	1,091	3,121	—	—	3,121
Total Operating Expenses	1,681	—	2	1,683	4,870	6	5	4,881

Operating Income	439	(10)	(2)	427	1,101	(25)	(5)	1,071

Nonoperating Income (Expense)
Other—net	—	—	2	2	(4)	—	5	1
All other nonoperating income (expense)	(12)	—	—	(12)	(39)	—	—	(39)
	(12)	—	2	(10)	(43)	—	5	(38)
Income (loss) before income tax	427	(10)	—	417	1,058	(25)	—	1,033
Income tax expense (benefit)	161	(3)	—	158	397	(9)	—	388
Net Income (Loss)	$266	$(7)	$—	$259	$661	$(16)	$—	$645

Condensed consolidated statement of cash flows for the nine months ended September 30, 2017 (in millions):

	Nine Months Ended September 30, 2017
	As Reported	Adjustments - Revenue Recognition	As Adjusted
Cash flows from operating activities:
Net income	$661	$(16)	$645

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275	—	275
Stock-based compensation and other	43	—	43
Changes in certain assets and liabilities:
Changes in deferred tax provision	217	(9)	208
Increase in air traffic liability	254	(31)	223
Increase in deferred revenue	46	84	130
Other—net	(139)	(28)	(167)
Net cash provided by operating activities	1,357	—	1,357

Net cash used in investing activities	(1,142)	—	(1,142)

Net cash used in financing activities	(399)	—	(399)

Net increase (decrease) in cash and cash equivalents	(184)	—	(184)
Cash and cash equivalents at beginning of year	328	—	328
Cash and cash equivalents at end of the period	$144	$—	$144

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue are passenger ancillary revenues such as bag fees, on-board food and beverage, ticket change fees, and certain revenue from the frequent flyer program. Mileage Plan™ other revenue includes brand and marketing revenue from our affinity credit card and other partners and certain interline frequent flyer revenue, net of commissions. Cargo and other revenue includes freight and mail revenue, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

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

A portion of revenue from the Mileage Plan™ program is recorded in Passenger revenue. As members are awarded mileage credits on flown tickets, these credits become a distinct performance obligation for the Company. The Company allocates the transaction price to each performance obligation identified in a passenger ticket contract on a relative standalone selling price basis. The standalone selling price for loyalty mileage credits issued is discussed in the Loyalty Mileage Credits section of this Note below. The amount allocated to the mileage credits is deferred on the balance sheet. Once a member travels using a travel award redeemed with mileage credits on one of the Company's airline carriers, the revenue associated with those mileage credits is recorded as Passenger revenue.

Taxes collected from passengers, including transportation excise taxes, airport and security fees and other fees, are recorded on a net basis within passenger revenue in the consolidated statements of operations.

Passenger revenue recognized in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$1,744	$1,683	$4,865	$4,709
Passenger ancillary revenue	146	141	401	391
Mileage PlanTM passenger revenue	153	134	459	405
Total passenger revenue	$2,043	$1,958	$5,725	$5,505

As passenger tickets and related ancillary services are primarily sold via credit cards, certain amounts due from credit card processors are recorded as airline traffic receivables. These credit card receivables and receivables from our affinity credit card partner represent the majority of the receivables balance on the Balance Sheet.

For performance obligations with performance periods of less than one year, GAAP provides a practical expedient that allows the Company not to disclose the transaction price allocated to remaining performance obligations and the timing of related revenue recognition. As passenger tickets expire one year from ticketing, the Company elected to apply this practical expedient for tickets unused or not exchanged.

Mileage Plan™ Loyalty Program

Loyalty mileage credits

The Company’s Mileage Plan™ loyalty program provides frequent flyer travel awards to program members based upon accumulated loyalty mileage credits. Mileage credits are earned through travel, purchases using the Mileage Plan™ co-branded credit card and purchases from other participating partners. The program has a 24-month expiration period for unused mileage credits from the month of last account activity. The Company offers redemption of mileage credits through free, discounted or upgraded air travel on Alaska flights or on one of its 15 airline partners, as well as redemption at partner hotels.

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

Revenue related to air transportation is deferred in the amount of the relative standalone selling price allocated to the mileage credits as they are issued. The Company satisfies its performance obligation when the mileage credits are redeemed and the related air transportation is delivered.

The Company estimates breakage for the portion of mileage credits not expected to be redeemed using a statistical analysis of historical data, including actual mileage credits expiring, slow-moving and low-credit accounts, among other factors. The breakage rate for the three and nine months ended September 30, 2018 and 2017 was 17.4%. The Company reviews the breakage rate used on an annual basis.

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

Mileage Plan™ revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Passenger revenue	$153	$134	$459	$405
Mileage PlanTM other revenue	114	105	329	314
Total Mileage Plan™ revenue	$267	$239	$788	$719

Mileage Plan™ other revenue is primarily brand and marketing revenue from our affinity card products.

Cargo and Other

The Company provides freight and mail services (cargo). The majority of cargo services are provided to commercial businesses and the United States Postal Service. The Company satisfies cargo service performance obligations and recognizes revenue when the shipment arrives at its final destination or is transferred to a third-party carrier for delivery.

The Company also earns other revenue for lounge memberships, hotel and car commissions, and certain other immaterial items not intrinsically tied to providing air travel to passengers. Revenue is recognized when these services are rendered and recorded as Cargo and other revenue. The transaction price for Cargo and other revenue is the price paid by the customer.

Cargo and other revenue included in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cargo revenue	$36	$32	$96	$88
Other revenue	19	15	50	45
Total Cargo and other revenue	$55	$47	$146	$133

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

Air traffic liability included on the condensed consolidated balance sheets represents the remaining obligation associated with passenger tickets and ancillary services. The air traffic liability balance fluctuates with seasonal travel patterns. The Company recognized Passenger revenue of $27 million and $23 million from the prior year-end air traffic liability balance for the three months ended September 30, 2018 and 2017, and $540 million and $543 million for the nine months ended September 30, 2018 and 2017.

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

The Company records a receivable for amounts due from the bank partner and from other partners as mileage credits are sold until the payments are collected. The Company had $106 million of such receivables as of September 30, 2018 and $101 million as of December 31, 2017.

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

	Nine Months Ended September 30,
	2018	2017
Total Deferred Revenue balance at January 1	$1,725	$1,534
Travel miles and companion certificate redemption - Passenger revenue	(459)	(405)
Miles redeemed on partner airlines - Other revenue	(66)	(54)
Increase in liability for mileage credits issued	631	586
Total Deferred Revenue balance at September 30	$1,831	$1,661

Selling Costs

Certain costs such as credit card fees, travel agency and other commissions paid, as well as Global Distribution Systems (GDS) booking fees are incurred when the Company sells passenger tickets and ancillary services in advance of the travel date. The Company defers such costs and recognizes them as expenses when the travel occurs. Prepaid expense recorded on the consolidated balance sheets for such costs was $27 million and $24 million as of September 30, 2018 and December 31, 2017. The Company recorded related expense on the condensed consolidated statement of operations of $57 million and $61 million for the three months ended September 30, 2018 and 2017, and $166 million and $183 million for the nine months ended September 30, 2018 and 2017.

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

Fair Value of Financial Instruments on a Recurring Basis

As of September 30, 2018, total cost basis for all marketable securities was $1.2 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

September 30, 2018	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$338	$—	$338
Foreign government bonds	—	29	29
Asset-backed securities	—	209	209
Mortgage-backed securities	—	79	79
Corporate notes and bonds	—	559	559
Municipal securities	—	9	9
Total Marketable securities	338	885	1,223
Derivative instruments
Fuel hedge—call options	—	54	54
Interest rate swap agreements	—	15	15
Total Assets	$338	$954	$1,292

Liabilities
Derivative instruments
Interest rate swap agreements	—	(3)	(3)
Total Liabilities	$—	$(3)	$(3)

December 31, 2017	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$328	$—	$328
Foreign government bonds	—	43	43
Asset-backed securities	—	209	209
Mortgage-backed securities	—	99	99
Corporate notes and bonds	—	726	726
Municipal securities	—	22	22
Total Marketable securities	328	1,099	1,427
Derivative instruments
Fuel hedge—call options	—	22	22
Interest rate swap agreements	—	9	9
Total Assets	$328	$1,130	$1,458

Liabilities
Derivative instruments
Interest rate swap agreements	—	(8)	(8)
Total Liabilities	$—	$(8)	$(8)

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

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any unrealized losses represent other-than-temporary impairments based on its evaluation of available information as of September 30, 2018.

Maturities for marketable securities (in millions):

September 30, 2018	Cost Basis	Fair Value
Due in one year or less	$126	$126
Due after one year through five years	1,094	1,072
Due after five years through 10 years	26	25
Total	$1,246	$1,223

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

Debt: Debt assumed in the acquisition of Virgin America was subject to a non-recurring fair valuation adjustment as part of purchase price accounting. The adjustment is amortized over the life of the associated debt. All other fixed-rate debt is carried at cost. To estimate the fair value of all fixed-rate debt as of September 30, 2018, the Company uses the income approach by discounting cash flows using borrowing rates for comparable debt over the remaining life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt is as follows (in millions):

	September 30, 2018	December 31, 2017
Fixed-rate debt at cost	$703	$956
Non-recurring purchase price accounting fair value adjustment	3	3
Total fixed-rate debt	$706	$959

Estimated fair value	$700	$959

Assets and Liabilities Measured at Fair Value on Nonrecurring Basis

Certain assets and liabilities are recognized or disclosed at fair value on a nonrecurring basis, including property, plant and equipment, goodwill, and intangible assets. These assets are subject to fair valuation when there is evidence of impairment. No material impairment charges were taken in the three and nine months ended September 30, 2018 and September 30, 2017.

NOTE 5. LONG-TERM DEBT

Long-term debt obligations on the consolidated balance sheet (in millions):

	September 30, 2018	December 31, 2017
Fixed-rate notes payable due through 2028	$706	$959
Variable-rate notes payable due through 2028	1,335	1,625
Less debt issuance costs	(12)	(15)
Total debt	2,029	2,569
Less current portion	345	307
Long-term debt, less current portion	$1,684	$2,262

Weighted-average fixed-interest rate	4.1%	4.2%
Weighted-average variable-interest rate	3.4%	2.8%

During the nine months ended September 30, 2018 the Company made debt payments of $544 million, including the prepayment of $231 million of debt.

At September 30, 2018 long-term debt principal payments for the next five years and thereafter are as follows (in millions):

Total
Remainder of 2018	$123
2019	267
2020	381
2021	363
2022	179
Thereafter	725
Total	$2,038

Bank Lines of Credit

The Company had three credit facilities totaling $516 million as of September 30, 2018. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility for $250 million expires in June 2021 and is secured by aircraft. The second credit facility increased from $75 million to $116 million in July 2018. It expires in July 2019, with a mechanism for annual renewal, and is secured by aircraft. A third credit facility for $150 million expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has secured letters of credit against the $116 million facility, but has no plans to borrow using either of the two other facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at September 30, 2018.

NOTE 6. EMPLOYEE BENEFIT PLANS

Net periodic benefit costs for qualified defined-benefit plans include the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$12	$10	$36	$30
Pension expense included in Wages and benefits	12	10	36	30

Interest cost	20	19	59	55
Expected return on assets	(27)	(27)	(80)	(80)
Amortization of prior service cost (credit)	(1)	(1)	(1)	(1)
Recognized actuarial loss (gain)	9	7	25	20
Pension expense (benefit) included in Nonoperating Income (Expense)	$1	$(2)	$3	$(6)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of September 30, 2018 (in millions):

	Aircraft Leases	Facility Leases	Aircraft Commitments(a)	Capacity Purchase Agreements (b)	Aircraft Maintenance Deposits
Remainder of 2018	$88	$18	$378	$33	$16
2019	349	64	514	138	65
2020	324	56	525	145	68
2021	282	50	558	166	64
2022	265	35	302	174	52
Thereafter	1,070	149	140	1,205	38
Total	$2,378	$372	$2,417	$1,861	$303

(a)	Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and aircraft maintenance and parts management.

(b)	Includes all non-aircraft lease costs associated with capacity purchase agreements.

Lease Commitments

Aircraft lease commitments include future obligations for all of the Company's operating aircraft, as well as aircraft leases operated by third-parties. At September 30, 2018, the Company had lease contracts for 10 Boeing 737 (B737) aircraft, 61 Airbus aircraft, 9 Bombardier Q400 aircraft, and 32 Embraer 175 (E175) aircraft with SkyWest Airlines, Inc. (SkyWest). The Company has an additional two scheduled lease deliveries of A321neo aircraft through 2019, as well as three scheduled lease deliveries of E175 aircraft in 2021 to be operated by SkyWest. The Company does not intend to operate the three E175 aircraft currently scheduled for delivery in 2021, and is working to remove those aircraft from the capacity purchase agreement. All lease contracts have remaining non-cancelable lease terms ranging from 2018 to 2033. The Company has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with deliveries from 2021 to 2022. Options to lease are not reflected in the commitments table above.

Facility lease commitments primarily include airport and terminal facilities and building leases. Total rent expense for aircraft and facility leases was $165 million and $145 million for the three months ended September 30, 2018 and 2017, and $455 million and $406 million for the nine months ended September 30, 2018 and 2017.

Aircraft Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircraft and engines. As of September 30, 2018, the Company had commitments to purchase 38 B737 aircraft (6 B737 NextGen aircraft and 32 B737 MAX aircraft), with deliveries in the remainder of 2018 through 2023. In the first quarter of 2018 the Company entered into a supplemental agreement with Boeing to defer certain B737 deliveries and to convert 15 MAX8 aircraft orders to MAX9 aircraft orders. The Company also has commitments to purchase 17 E175 aircraft with deliveries in the remainder of 2018 through 2021 and has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2022 through 2024. In addition, the Company has options to purchase 37 B737 aircraft from 2021 through 2024 and 30 E175 aircraft from 2021 through 2023. The cancelable purchase commitments and option payments are not reflected in the table above.

Contingencies

The Company is a party to routine litigation matters incidental to its business and with respect to which no material liability is expected. Liabilities for litigation related contingencies are recorded when a loss is determined to be probable and estimable.

In 2015, three flight attendants filed a class action lawsuit seeking to represent all Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws. Two thousand flight attendants were certified as a class in November 2016. The Company believes the claims in this case are without factual and legal merit.

In July 2018, the Court granted in part Plaintiffs' motion for summary judgment, finding Virgin America responsible for various damages and penalties sought by the class members. Plaintiffs value these damages and penalties at $85 million, and as of November 1, 2018, moved the Court to enter judgment against Virgin America in that amount. Plaintiffs do not seek monetary or behavioral relief from Alaska Airlines.

The Court will render its final judgment in March 2019. The Company will then seek an appellate court ruling that the California laws on which the judgment is based are invalid as applied to national airlines pursuant to the U.S. Constitution and federal law. The Company remains confident that a higher court will respect the federal preemption principles that were enacted to shield inter-state common carriers from a patchwork of state and local wage and hour regulations such as those at issue in this case.

This forward-looking statement is based on management's current understanding of the relevant law and facts, and it is subject to various contingencies, including the potential costs and risks associated with litigation and the actions of judges and juries.

NOTE 8. SHAREHOLDERS' EQUITY

Dividends

During the three months ended September 30, 2018, the Company declared and paid cash dividends of $0.32 per share, or $39 million. During the nine months ended September 30, 2018, the Company declared and paid cash dividends of $0.96 per share, or $118 million.

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of September 30, 2018, the Company has repurchased 5.7 million shares for $426 million under this program.
Share repurchase activity (in millions, except share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
2015 Repurchase Program—$1 billion	193,203	$12	355,415	$28	582,942	$37	612,095	$50

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax (in millions):

	September 30, 2018	December 31, 2017
Related to marketable securities	$(17)	$(5)
Related to employee benefit plans	(420)	(376)
Related to interest rate derivatives	9	1
Total	$(428)	$(380)

The Company elected to early adopt ASU 2018-02 in the first quarter of 2018. As a result, the Company reclassified approximately $62 million of tax effects in AOCI recorded in prior periods at previously enacted tax rates thus increasing Retained earnings.

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average number of common shares outstanding plus the number of additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. For the three and nine months ended September 30, 2018 and 2017, anti-dilutive shares excluded from the calculation of EPS were not material.

NOTE 9. OPERATING SEGMENT INFORMATION

Alaska Air Group has two operating airlines—Alaska (including Virgin America after the single operating certificate was received in January 2018) and Horizon. Each is regulated by the U.S. Department of Transportation’s Federal Aviation Administration. Alaska has CPAs for regional capacity with Horizon, as well as with third-party carriers SkyWest and PenAir, under which Alaska receives all passenger revenues.

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

The "Consolidating and Other" column reflects Air Group parent company activity, McGee Air Services, consolidating entries and other immaterial business units of the company. The “Air Group Adjusted” column represents a non-GAAP measure that is used by the Company's CODM to evaluate performance and allocate resources. Adjustments are further explained below in reconciling to consolidated GAAP results.

Operating segment information is as follows (in millions):

	Three Months Ended September 30, 2018
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$1,727	$316	$—	$—	$2,043	$—	$2,043
CPA revenues	—	—	128	(128)	—	—	—
Mileage Plan other revenue	104	10	—	—	114	—	114
Cargo and other	53	—	2	—	55	—	55
Total operating revenues	1,884	326	130	(128)	2,212	—	2,212
Operating expenses
Operating expenses, excluding fuel	1,126	267	118	(131)	1,380	22	1,402
Economic fuel	438	70	—	—	508	5	513
Total operating expenses	1,564	337	118	(131)	1,888	27	1,915
Nonoperating income (expense)
Interest income	15	—	—	(4)	11	—	11
Interest expense	(20)	—	(6)	4	(22)	—	(22)
Interest capitalized	4	—	1	—	5	—	5
Other—net	(5)	(2)	—	—	(7)	—	(7)
Total Nonoperating income (expense)	(6)	(2)	(5)	—	(13)	—	(13)
Income (loss) before income tax	$314	$(13)	$7	$3	$311	$(27)	$284

	Three Months Ended September 30, 2017(d)
	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$1,677	$281	$—	$—	$1,958	$—	$1,958
CPA revenues	—	—	112	(112)	—	—	—
Mileage Plan other revenue	97	8	—	—	105	—	105
Cargo and other	46	—	1	—	47	—	47
Total operating revenues	1,820	289	113	(112)	2,110	—	2,110
Operating expenses
Operating expenses, excluding fuel	1,081	219	104	(112)	1,292	23	1,315
Economic fuel	328	45	—	—	373	(5)	368
Total operating expenses	1,409	264	104	(112)	1,665	18	1,683
Nonoperating income (expense)
Interest income	12	—	—	(3)	9	—	9
Interest expense	(25)	—	(4)	3	(26)	—	(26)
Interest capitalized	5	—	—	—	5	—	5
Other—net	2	—	—	—	2	—	2
Total Nonoperating income (expense)	(6)	—	(4)	—	(10)	—	(10)
Income (loss) before income tax	$405	$25	$5	$—	$435	$(18)	$417

	Nine Months Ended September 30, 2018
(in millions)	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$4,880	$845	$—	$—	$5,725	$—	$5,725
CPA revenues	—	—	375	(375)	—	—	—
Mileage Plan other revenue	301	28	—	—	329	—	329
Cargo and other	141	1	4	—	146	—	146
Total operating revenues	5,322	874	379	(375)	6,200	—	6,200
Operating expenses
Operating expenses, excluding fuel	3,392	755	345	(378)	4,114	92	4,206
Economic fuel	1,237	190	—	—	1,427	(30)	1,397
Total operating expenses	4,629	945	345	(378)	5,541	62	5,603
Nonoperating income (expense)
Interest income	39	—	—	(10)	29	—	29
Interest expense	(64)	—	(16)	9	(71)	—	(71)
Interest capitalized	12	—	2	—	14	—	14
Other	(9)	(11)	—	—	(20)	—	(20)
Total Nonoperating income (expense)	(22)	(11)	(14)	(1)	(48)	—	(48)
Income (loss) before income tax	$671	$(82)	$20	$2	$611	$(62)	$549

	Nine Months Ended September 30, 2017(d)
(in millions)	Mainline	Regional	Horizon	Consolidating & Other(a)	Air Group Adjusted(b)	Special Items(c)	Consolidated
Operating revenues
Passenger revenues	$4,729	$776	$—	$—	$5,505	$—	$5,505
CPA revenues	—	—	317	(317)	—	—	—
Mileage Plan other revenue	291	23	—	—	314	—	314
Cargo and other	127	3	3	—	133	—	133
Total operating revenues	5,147	802	320	(317)	5,952	—	5,952
Operating expenses
Operating expenses, excluding fuel	3,111	625	323	(315)	3,744	86	3,830
Economic fuel	924	120	—	—	1,044	7	1,051
Total operating expenses	4,035	745	323	(315)	4,788	93	4,881
Nonoperating income (expense)
Interest income	29	—	—	(4)	25	—	25
Interest expense	(72)	—	(9)	4	(77)	—	(77)
Interest capitalized	12	—	1	—	13	—	13
Other	1	—	—	—	1	—	1
Total Nonoperating income (expense)	(30)	—	(8)	—	(38)	—	(38)
Income (loss) before income tax	$1,082	$57	$(11)	$(2)	$1,126	$(93)	$1,033

(a)	Includes consolidating entries, Air Group parent company, McGee Air Services, and other immaterial business units.

(b)
The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and does not include certain income and charges.

(c)	Includes merger-related costs, mark-to-market fuel-hedge accounting charges, and other special items.

(d)	Certain historical information has been adjusted to reflect the adoption of new accounting standards.

Total assets were as follows (in millions):

	September 30, 2018	December 31, 2017
Mainline	$14,725	$16,663
Horizon	1,037	929
Consolidating & Other	(4,869)	(6,846)
Consolidated	$10,893	$10,746

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, segment operations and the present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in "Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. This overview summarizes the MD&A, which includes the following sections:

•	Third Quarter Review—highlights from the third quarter of 2018 outlining some of the major events that happened during the period and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three and nine months ended September 30, 2018. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of the remainder of 2018.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, and relevant contractual obligations and commitments.

THIRD QUARTER REVIEW

Our consolidated pretax income was $284 million during the third quarter of 2018, compared to $417 million in the third quarter of 2017. The decrease in pretax income of $133 million was driven largely by an increase in fuel expense of $145 million and an increase in non-fuel operating expenses of $87 million, partially offset by an increase in operating revenues of $102 million.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Operations Performance

During the third quarter of 2018, our on-time performance was 80.9% for our Mainline operations and 81.2% for our Regional operations. These on-time results are in-line with our historical high standard of running an excellent operation.

New Markets

We launched two new routes and announced three new routes during the third quarter of 2018. Approximately 88% of our growth in 2018 is from additional flight frequency within our core markets and annualization of new markets announced in 2017. The remaining growth is attributable to adding more routes connecting guests along the West Coast to high demand markets in the lower 48 states and Hawaii.

Shareholder Return

During the third quarter of 2018, we paid cash dividends of $39 million and repurchased 193,203 shares for $12 million.

Recent Events

On August 10, 2018, one of our Q400 aircraft was taken without authorization by an employee from Sea-Tac International Airport. The aircraft crashed in a remote area south of the airport, resulting in the loss of life of the individual flying the aircraft. There were no other fatalities, and no ground structures were involved at the crash site. The loss of the aircraft is a fully insured event with no deductibles. Air Group's aviation insurance program is secured with a number of highly rated insurers on quota share programs. Presenting a claim to all insurers on the programs commenced only after the aircraft wreckage was released from governmental authorities in late September 2018. Air Group expects to finalize the claim process after the FBI ends its current investigation.

Labor Update

In July 2018, Alaska dispatchers, represented by the Transport Workers Union (TWU), ratified a merger transition agreement. In the third quarter, we also finalized the integrated seniority list for the Alaska pilot group. As a result, all Mainline groups except for aircraft technicians are now under a single contract and have an integrated seniority list.

Outlook

In 2018 and beyond, we are focused on successfully completing the integration of Virgin America. We have completed a number of significant integration milestones to date and continue to make progress on our integration. In January 2018, Alaska and Virgin America received a Single Operating Certificate (SOC) from the FAA, which recognizes Alaska and Virgin America as one airline. In April, we transitioned to a single Passenger Service System (PSS), which allows us to provide one reservation system, one website and one inventory of flights to our guests. Our transition to a single PSS allows us to unlock many of the revenue synergies expected from the acquisition, as well as provide consistent branding to our guests at all airports gates, ticketing, and check-in areas.

Additionally, in June, we received FAA approval for our Airbus emergency procedures. This allowed us to move forward with transition training for flight attendants so they can work on both Boeing and Airbus aircraft, which will begin to occur in early 2019. We also integrated to a single weight and balance system in June. This allowed us to take cargo on Airbus aircraft, which provides an important revenue synergy beginning in the third quarter of 2018 and beyond.

With the completion of our most recent milestones, our integration is now approximately 90 percent complete. One major milestone remaining to complete is our Airbus fleet reconfiguration. Between now and the end of 2019, we will complete painting all of our Airbus aircraft with the Alaska livery and will continue reconfiguring Airbus aircraft to align with the Boeing aircraft to achieve one consistent cabin experience for our guests. We will also be integrating our crew management systems in early 2019.

We continue to make investments to enhance our onboard guest experience. We began our fleet-wide installation of high-speed satellite Wi-Fi, we completed the updates and expansion of our airport lounges in the JFK and Seattle airports, and we continue to make headway in our investment in our Seattle hub airport to open a state-of-the-art 20-gate North Terminal facility. Throughout 2018 we have also introduced new food and beverage menus, which include more fresh, local, and healthy offerings with a distinct West Coast vibe including salads, protein plates, and fresh snacks. All Boeing and Airbus flights introduced new beverage offerings, including craft beers, new juices and, coming later this fall, an updated wine selection.

In April, we entered into an agreement to lease 12 airport slots at LaGuardia Airport (LGA) and eight airport slots at Regan National Airport (DCA) to another carrier. The lease began in October 2018 and continues through 2028. This agreement enables us to monetize these valuable slots, and reallocate flying from Dallas Love Field (DAL) to more strategic and profitable opportunities on the West Coast. We maintain the right to resume flying using these slots, should we choose to do so, in 2028 when the agreement expires, or if perimeter restrictions change.

We have also announced new revenue initiatives that are incremental to merger synergies. This fall, we will introduce a new option for our guests called the "Saver Fare," a low-priced product which we believe will result in incremental annual revenue of approximately $100 million. In addition, we have implemented a series of other revenue initiatives, such as offering exit rows for sale, introducing demand-based pricing for our premium class seats, leveraging new technology to better manage revenue post-sale, and eliminating fee waivers for changes made outside of 60 days. Furthermore, we recently announced an increase in our checked bag fees which is expected to add approximately $50 million of incremental revenue. We believe these changes provide guests with more options and reflect the significant increase in the value of our expanded network and product, as well as unlocking the substantial synergies from the merger.

Currently, we expect to grow our combined network capacity by approximately 5% in 2018 and approximately 2% in 2019. Current schedules indicate competitive capacity will increase by approximately 4% in the fourth quarter of 2018, and approximately 6% in the first quarter of 2019. We believe that our product, our operation, our engaged employees, our award-winning service, and our competitive Mileage Plan™ program, combined with our strong balance sheet and focus on low costs, give us a competitive advantage in our markets.

Our current expectations for capacity and CASM excluding fuel and special items for the fourth quarter and full year 2018 are summarized below:

	Forecast Q4 2018	Q4 2017	% Change
Capacity (ASMs in millions)	16,120 - 16,170	15,901	~ 1.4%
Cost per ASM excluding fuel and special items (cents)(a)	8.97¢ - 9.01¢	8.68¢	~ 3.6%

	Forecast Full Year 2018	Full Year 2017	% Change
Capacity (ASMs in millions)	65,375 - 65,425	62,072	~ 5.3%
Cost per ASM excluding fuel and special items (cents)(a)	8.50¢ - 8.52¢	8.25¢	~ 3.2%

(a)	2017 CASMex reflects the impacts of the updated accounting standards, effective for the Company January 1, 2018.

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

•
Adjusted income before income tax and CASM excluding fuel (and other items as specified in our plan documents) are important metrics for the employee cash incentive plan, which covers the majority of employees within the Air Group organization.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	12,128	11,639	4.2%	34,685	33,038	5.0%
RPMs (000,000) "traffic"	14,386	13,811	4.2%	41,272	39,072	5.6%
ASMs (000,000) "capacity"	16,943	16,164	4.8%	49,256	46,169	6.7%
Load factor	84.9%	85.4%	(0.5) pts	83.8%	84.6%	(0.8) pts
Yield(d)	14.20¢	14.18¢	0.1%	13.87¢	14.10¢	(1.6)%
RASM(d)	13.05¢	13.06¢	(0.1)%	12.59¢	12.89¢	(2.3)%
CASM excluding fuel and special items(b)(d)	8.15¢	8.00¢	1.9%	8.35¢	8.11¢	3.0%
Economic fuel cost per gallon(b)	$2.33	$1.80	29.4%	$2.26	$1.76	28.4%
Fuel gallons (000,000)	218	207	5.3%	631	592	6.6%
ASMs per fuel gallon	77.7	78.1	(0.5)%	78.1	78.0	0.1%
Average full-time equivalent employees (FTEs)	21,804	20,743	5.1%	21,575	19,723	9.4%
Mainline Operating Statistics:
Revenue passengers (000)	9,435	9,136	3.3%	27,107	25,850	4.9%
RPMs (000,000) "traffic"	13,096	12,694	3.2%	37,677	36,045	4.5%
ASMs (000,000) "capacity"	15,343	14,796	3.7%	44,730	42,397	5.5%
Load factor	85.4%	85.8%	(0.4) pts	84.2%	85.0%	(0.8) pts
Yield(d)	13.18¢	13.23¢	(0.4)%	12.95¢	13.13¢	(1.4)%
RASM(d)	12.28¢	12.35¢	(0.6)%	11.90¢	12.19¢	(2.4)%
CASM excluding fuel and special items(b)(d)	7.34¢	7.30¢	0.5%	7.58¢	7.34¢	3.3%
Economic fuel cost per gallon(b)	$2.32	$1.79	29.6%	$2.25	$1.76	27.8%
Fuel gallons (000,000)	189	183	3.3%	549	526	4.4%
ASMs per fuel gallon	81.2	80.9	0.4%	81.5	80.6	1.1%
Average FTEs	16,499	15,862	4.0%	16,330	15,439	5.8%
Aircraft utilization	11.4	11.4	—%	11.4	11.1	2.7%
Average aircraft stage length	1,291	1,300	(0.7)%	1,293	1,296	(0.2)%
Operating fleet	231	218	13 a/c	231	218	13 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	2,693	2,503	7.6%	7,578	7,188	5.4%
RPMs (000,000) "traffic"	1,290	1,117	15.5%	3,595	3,027	18.8%
ASMs (000,000) "capacity"	1,600	1,368	17.0%	4,526	3,772	20.0%
Load factor	80.6%	81.7%	(1.1 pts)	79.4%	80.2%	(0.8 pts)
Yield(d)	24.50¢	25.15¢	(2.6)%	23.49¢	25.65¢	(8.4)%
RASM(d)	20.41¢	20.61¢	(1.0)%	19.32¢	20.67¢	(6.5)%
Operating fleet	89	83	6 a/c	89	83	6 a/c

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

(d)	Certain historical information has been adjusted to reflect the adoption of new accounting standards.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2018 TO THREE MONTHS ENDED SEPTEMBER 30, 2017

Our consolidated net income for the three months ended September 30, 2018 was $217 million, or $1.75 per diluted share, compared to net income of $259 million, or $2.09 per diluted share, for the three months ended September 30, 2017.

Excluding the impact of merger-related costs and mark-to-market fuel hedge adjustments, our adjusted net income for the third quarter of 2018 was $237 million, or $1.91 per diluted share, compared to an adjusted net income of $270 million, or $2.18 per diluted share, in the third quarter of 2017. Historical information has been adjusted to reflect the adoption of new accounting standards effective for the Company January 1, 2018. The following tables reconcile our adjusted net income and adjusted earnings per diluted share (EPS) to amounts as reported in accordance with GAAP:

	Three Months Ended September 30,
	2018		2017
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
GAAP net income and diluted EPS	$217	$1.75	$259	$2.09
Mark-to-market fuel hedge adjustments	5	0.04	(5)	(0.04)
Special items—merger-related costs	22	0.18	23	0.19
Income tax effect of reconciling items above	(7)	(0.06)	(7)	(0.06)
Non-GAAP adjusted net income and diluted EPS	$237	$1.91	$270	$2.18

CASM reconciliation is summarized below:

	Three Months Ended September 30,
(in cents)	2018		2017		% Change
Consolidated:
CASM	11.30	¢	10.41	¢	9%
Less the following components:
Aircraft fuel, including hedging gains and losses	3.02		2.27		33%
Special items—merger-related costs and other	0.13		0.14		(7)%
CASM excluding fuel and special items	8.15	¢	8.00	¢	2%

Mainline:
CASM	10.37	¢	9.64	¢	8%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.89		2.18		33%
Special items—merger-related costs and other	0.14		0.16		(13)%
CASM excluding fuel and special items	7.34	¢	7.30	¢	1%

OPERATING REVENUES

Total operating revenues increased $102 million, or 5%, during the third quarter of 2018 compared to the same period in 2017. The changes are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2018	2017	% Change
Passenger revenue	$2,043	$1,958	4%
Mileage Plan other revenue	114	105	9%
Cargo and other	55	47	17%
Total operating revenues	$2,212	$2,110	5%

Passenger Revenue

On a consolidated basis, Passenger revenue for the third quarter of 2018 increased by $85 million, or 4%, on a 5% increase in capacity, partially offset by a 0.5 pt decrease in load factor. The increase in capacity was driven by our continued network expansion and aircraft added to our fleet since the third quarter of 2017. As discussed above, we are working on a number of revenue initiatives to help improve our revenue performance.

OPERATING EXPENSES

Total operating expenses increased $232 million, or 14%, compared to the third quarter of 2017. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Three Months Ended September 30,
(in millions)	2018	2017	% Change
Fuel expense	$513	$368	39%
Non-fuel operating expenses, excluding special items	1,380	1,292	7%
Special items—merger-related costs	22	23	(4)%
Total operating expenses	$1,915	$1,683	14%

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

Aircraft fuel expense increased $145 million, or 39%, compared to the third quarter of 2017. The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
	2018		2017
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$520	$2.38	$368	$1.78
(Gains) losses on settled hedges	(12)	(0.05)	5	0.02
Consolidated economic fuel expense	508	2.33	$373	$1.80
Mark-to-market fuel hedge adjustments	5	0.02	(5)	(0.02)
GAAP fuel expense	$513	$2.35	$368	$1.78
Fuel gallons	218		207

Raw fuel expense per gallon for the three months ended September 30, 2018 increased by approximately 34% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, and refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the third quarter of 2018 was primarily driven by a 43% increase in crude oil prices and a 6% increase in refining margins, when compared to the prior year. Fuel gallons consumed increased by 11 million gallons, or 5%, in line with the increase in capacity.

We also evaluate economic fuel expense, which we define as raw fuel expense adjusted for the cash we receive from, or pay to, hedge counterparties for hedges that settle during the period, and for the premium expense that we paid for those contracts. A key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. When we refer to economic fuel expense, we include gains and losses only when they are realized for those contracts that were settled during the period based on their original contract terms. We believe this is the best measure of the effect that fuel prices are currently having on our business as it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate our results using this measure, and it is the basis for most internal management reporting and incentive pay plans.

Gains recognized for hedges that settled during the third quarter were $12 million in 2018, compared to losses of $5 million in the same period in 2017. These amounts represent cash received from hedges at settlement, offset by cash paid for premium expense.

Non-fuel Expenses

The table below provides the reconciliation of the operating expense line items, excluding fuel and special items. Significant operating expense variances from 2017 are more fully described below.

	Three Months Ended September 30,
(in millions)	2018	2017	% Change
Wages and benefits	$549	$477	15%
Variable incentive pay	27	40	(33)%
Aircraft maintenance	107	88	22%
Aircraft rent	82	70	17%
Landing fees and other rentals	135	124	9%
Contracted services	70	76	(8)%
Selling expenses	79	92	(14)%
Depreciation and amortization	99	95	4%
Food and beverage service	53	50	6%
Third-party regional carrier expense	38	30	27%
Other	141	150	(6)%
Total non-fuel operating expenses, excluding special items	$1,380	$1,292	7%

Wages and Benefits

Wages and benefits increased during the third quarter of 2018 by $72 million, or 15%. The primary components of Wages and benefits are shown in the following table:

	Three Months Ended September 30,
(in millions)	2018	2017	% Change
Wages	$412	$359	15%
Pension—Defined benefit plans service cost	12	10	20%
Defined contribution plans	30	25	20%
Medical and other benefits	65	58	12%
Payroll taxes	30	25	20%
Total wages and benefits	$549	$477	15%

Wages increased 15% on a 5% increase in FTEs. The increase in FTEs is primarily attributable to the growth in McGee Air Services, which has assumed certain airport group service functions that were previously provided by third-party vendors and reflected in Contracted Services expense. To a lesser extent, we have experienced FTE growth in other areas as the business has grown. Additionally, the increase in wages is driven by increased wage rates in many work groups, including on average a 24% increase for our Mainline pilots and a 10% increase for our Mainline flight attendants, whose new contract rates became effective in the fourth quarter of 2017 and first quarter of 2018, respectively.

Variable Incentive Pay

Variable incentive pay expense decreased by $13 million, or 33%, during the third quarter of 2018 compared to the same period in 2017. This decrease was primarily due to adjustments taken in the third quarter of 2018 to revise our estimate of full year performance-based pay based on our tracking in relation to the current year's goals.

Aircraft Maintenance

Aircraft maintenance expense increased by $19 million, or 22%, during the third quarter of 2018 compared to the same period in 2017. Maintenance costs increased primarily due to a power-by-the-hour engine maintenance arrangement on our B737-800 aircraft which was entered into, and became effective, in the fourth quarter of 2017. Although the agreement results in increased expense earlier in the engine life cycle of B737-800 aircraft, it allows for much more predictable expense patterns over the fleet life. The remaining increase was due to a higher volume of scheduled airframe maintenance events as compared to the prior period.

Aircraft Rent

Aircraft rent expense increased by $12 million, or 17%, during the third quarter of 2018 compared to the same period in 2017, primarily due to the addition of six A321neos to our Mainline fleet and 11 E175s to our regional fleet since September 30, 2017, partially offset by the return of two Q400 aircraft.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased by $11 million, or 9%, during the third quarter of 2018 compared to the same period in 2017. This increase was primarily driven by our 5% increase in capacity and rate increases at many of our hub airports.

Selling Expenses

Selling expenses decreased $13 million, or 14%, during the third quarter of 2018 compared to the same period in 2017. This decrease was primarily due to lower credit card commissions and decreased promotional and advertising activities, notably those related to Virgin America.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline recorded pretax profit of $314 million in the third quarter of 2018, compared to $405 million in the third quarter of 2017. The $91 million decrease in pretax profit was primarily driven by a $110 million increase in economic fuel cost and a $45 million increase in non-fuel operating expenses, partially offset by a $50 million increase in passenger revenues and a $7 million increase in Mileage Plan™ other revenue.

The increase in Mainline passenger revenue for the third quarter of 2018 was primarily driven by capacity growth, partially offset by lower average fares.

Higher raw fuel prices and an increase in gallons consumed to support additional flying drove the increase in Mainline fuel expense. Non-fuel operating expenses increased due to higher wages to support our growth, and higher operating expenses as described above.

Regional

Our Regional operations incurred a pretax loss of $13 million in the third quarter of 2018, compared to a pretax profit of $25 million in the third quarter of 2017. The pretax loss was attributable to a $25 million increase in fuel costs and a $48 million increase in non-fuel operating expenses, partially offset by a $37 million increase in operating revenues.

Regional passenger revenue increased 12% compared to the third quarter of 2017, primarily driven by a 17% increase in capacity, partially offset by 3% lower ticket yields and a decrease in load factor of 1.1 pts. The increase in capacity is due to an increase in departures from new E175 deliveries, an increase in average aircraft stage length, and the annualization of new routes introduced over the past 12 months. Lower yields are a result of competitive pricing pressure we are experiencing, specifically on the West Coast.

The increase in non-fuel operating expenses is primarily due to higher ownership costs associated with 11 E175 aircraft operated by SkyWest that were added to the regional fleet over the past twelve months, as well as higher CPA rates on a 17% increase in capacity.

Horizon

Horizon achieved a pretax profit of $7 million in the third quarter of 2018, compared to a pretax profit of $5 million in the third quarter of 2017. The change was primarily driven by a $17 million increase in operating revenue, attributable to the additional 6 E175 aircraft added to Horizon's fleet since the third quarter of 2017 and better operating performance in 2018.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2018 TO NINE MONTHS ENDED SEPTEMBER 30, 2017

Our consolidated net income for the nine months ended September 30, 2018 was $414 million, or $3.34 per diluted share, compared to net income of $645 million, or $5.19 per diluted share, for the nine months ended September 30, 2017.

Excluding the impact of merger-related costs, mark-to-market fuel hedge adjustments, and a special employee tax reform bonus in connection with the passing of the Tax Cuts and Jobs Act (TCJA), our adjusted net income for the nine months ended September 30, 2018 was $461 million, or $3.72 per diluted share, compared to an adjusted net income of $703 million, or $5.66 per diluted share, in the nine months ended September 30, 2017. Historical information has been adjusted to reflect the adoption of new accounting standards effective for the Company as of January 1, 2018. The following tables reconcile our adjusted net income and adjusted earnings per diluted share (EPS) to amounts as reported in accordance with GAAP:

	Nine Months Ended September 30,
	2018		2017
(in millions, except per share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income and diluted EPS	$414	$3.34	$645	$5.19
Mark-to-market fuel hedge adjustments	(30)	(0.24)	7	0.06
Special items—employee tax reform bonus	25	0.20	—	—
Special items—merger-related costs	67	0.54	86	0.69
Income tax effect on special items and fuel hedge adjustments	(15)	(0.12)	(35)	(0.28)
Non-GAAP adjusted net income and diluted EPS	$461	$3.72	$703	$5.66

Our operating costs per ASM are summarized below:

	Nine Months Ended September 30,
(in cents)	2018		2017		% Change
Consolidated:
CASM	11.38	¢	10.57	¢	8%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.84		2.27		25%
Special items—merger-related costs	0.19		0.19		—%
CASM excluding fuel and special items	8.35	¢	8.11	¢	3%

Mainline:
CASM	10.49	¢	9.74	¢	8%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.70		2.20		23%
Special items—merger-related costs	0.21		0.20		5%
CASM excluding fuel and special items	7.58	¢	7.34	¢	3%

OPERATING REVENUES

Total operating revenues increased $248 million, or 4%, during the first nine months of 2018 compared to the same period in 2017. The changes are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2018	2017	% Change
Passenger revenue	$5,725	$5,505	4%
Mileage Plan other revenue	329	314	5%
Cargo and other	146	133	10%
Total operating revenues	$6,200	$5,952	4%

Passenger Revenue

On a consolidated basis, Passenger revenue for the first nine months of 2018 increased by $220 million, or 4%, on a 7% increase in capacity, partially offset by 1.6% lower ticket yields and a 0.8 pt decrease in load factor. The increase in capacity was driven by our continued network expansion and aircraft added to our fleet since September 30, 2017. Lower yields are a result of competitive pricing pressure we are experiencing, specifically on the West Coast, while lower load factor is a result of significant capacity growth in our markets by us and our competitors. We began executing on a number of initiatives to help improve our revenue performance, including changing our bag fees, reconfiguring our Airbus cabins, and we will be introducing our "Saver Fare" in the fourth quarter of 2018.

Cargo and Other Revenue

On a consolidated basis, Cargo and other revenue increased $13 million, or 10%, in the first nine months of 2018 compared to the first nine months of 2017. The increase is primarily attributable to increased freight and mail capacity from our three freighters and utilizing our Airbus fleet to transport cargo. The remainder of the increase was due to increased lounge revenue as a result of our new lounges at JFK and SeaTac Airport.

OPERATING EXPENSES

Total operating expenses increased $722 million, or 15%, compared to the first nine months of 2017. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Nine Months Ended September 30,
(in millions)	2018	2017	% Change
Fuel expense	$1,397	$1,051	33%
Non-fuel operating expenses, excluding special items	4,114	3,744	10%
Special items—merger-related costs	67	86	(22)%
Special items—employee tax reform bonus	25	—	NM
Total operating expenses	$5,603	$4,881	15%

Fuel Expense

Aircraft fuel expense increased $346 million, or 33%, compared to the nine months ended September 30, 2017. The elements of the change are illustrated in the following table:

	Nine Months Ended September 30,
	2018		2017
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,450	$2.30	$1,030	$1.74
(Gains) losses on settled hedges	(23)	(0.04)	14	0.02
Consolidated economic fuel expense	1,427	2.26	$1,044	$1.76
Mark-to-market fuel hedge adjustments	(30)	(0.05)	7	0.01
GAAP fuel expense	$1,397	$2.21	$1,051	$1.77
Fuel gallons	631		592

The raw fuel price per gallon increased 32% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as refining margins associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during the first nine months of 2018 was driven by a 35% increase in crude oil prices and a 30% increase in refining margins.

Gains recognized for hedges that settled in the first nine months of 2018 were $23 million, compared to losses of $14 million in the same period in 2017. These amounts represent cash received from settled hedges, offset by cash paid for premium expense.

We currently expect our economic fuel price per gallon to be approximately 18.5% higher in the fourth quarter of 2018 compared to the fourth quarter of 2017 due to our current estimate of higher crude prices and higher refining margins.

Non-fuel Expense and Non- special items

	Nine Months Ended September 30,
(in millions)	2018	2017	% Change
Wages and benefits	$1,629	$1,397	17%
Variable incentive pay	104	98	6%
Aircraft maintenance	320	271	18%
Aircraft rent	233	204	14%
Landing fees and other rentals	371	338	10%
Contracted services	227	234	(3)%
Selling expenses	245	277	(12)%
Depreciation and amortization	290	275	5%
Food and beverage service	158	145	9%
Third-party regional carrier expense	114	84	36%
Other	423	421	—%
Total non-fuel operating expenses, excluding special items	$4,114	$3,744	10%

Wages and Benefits

Wages and benefits increased during the first nine months of 2018 by $232 million, or 17%, compared to 2017. The primary components of wages and benefits are shown in the following table:

	Nine Months Ended September 30,
(in millions)	2018	2017	% Change
Wages	$1,230	$1,055	17%
Pension—Defined benefit plans service cost	36	30	20%
Defined contribution plans	88	73	21%
Medical and other benefits	186	162	15%
Payroll taxes	89	77	16%
Total wages and benefits	$1,629	$1,397	17%

Wages increased $175 million, or 17%, on a 9% increase in FTEs. The increase in FTEs is primarily attributable to the growth in McGee Air Services, which has assumed certain airport ground service functions that were previously provided by third-party vendors and reflected in Contracted services expense. Additionally, the increase in wages is driven by higher wage rates for many work groups, including on average a 24% increase for our Mainline pilots and a 10% increase for our Mainline flight attendants whose new contract rates became effective in the fourth quarter of 2017 and the first quarter of 2018, respectively.

Costs associated with our defined contribution plans increased $15 million, or 21%, due to FTE growth, increased participation throughout all labor groups, and higher contribution rates for Mainline pilots and flight attendants as a result of new contract rates effective in the fourth quarter of 2017 and the first quarter of 2018, respectively.

Medical and other benefits expense increased $24 million, or 15%, primarily due to FTE growth and rising medical costs.

For the full year, we expect wages and benefits to increase at a rate greater than capacity growth, due to higher wage rates for certain labor groups and the continued growth of McGee Air Services.

Aircraft Maintenance

Aircraft maintenance expense increased by $49 million, or 18%, during the first nine months of 2018 compared to the same period in 2017. Maintenance costs increased primarily due to a power-by-the-hour engine maintenance arrangement on our B737-800 aircraft that we entered into, and became effective, in the fourth quarter of 2017, as well as a higher volume of scheduled maintenance events as compared to the prior period.

For the full year, we expect aircraft maintenance expense to be approximately 9-10% higher than in 2017 for the same reasons mentioned above.

Aircraft Rent

Aircraft rent expense increased by $29 million, or 14%, during the first nine months of 2018 compared to the same period in 2017. Aircraft rent increased primarily due to the addition of six A321neos to our mainline fleet and 11 E175s to our regional fleet since September 30, 2017, partially offset by the return of six Q400 aircraft.

For the full year, we expect aircraft rent to be approximately 15-16% higher than in 2017 due to leased A321neo and E175 aircraft added to our fleet in 2018.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased by $33 million, or 10%, during the first nine months of 2018 compared to the same period in 2017. This increase was primarily driven by our capacity increase of 7% and rate increases at airports across our network.

For the full year, we expect landing fees and other rental expense to be approximately 9-10% higher than in 2017 due to the same reasons noted above.

Selling Expenses

Selling expenses decreased $32 million, or 12%, during the first nine months of 2018 compared to the same period in 2017. This decrease was primarily due to decreased commission costs from other airlines for transporting their frequent flyer members, lower credit card commissions, and decreased promotional and advertising activities, notably those related to Virgin America.

For the full year, we expect selling expenses to be approximately 8-9% lower than in 2017 for the reasons mentioned above.

Third-Party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPAs, increased $30 million, or 36%, during the first nine months of 2018 compared to the same period in 2017. The increase is primarily due to the additional 11 E175 aircraft operated by SkyWest in the current year.

For the full year, we expect third-party regional carrier expense to be higher than in 2017 due to increased flying by our regional partners.

Special Items—Merger-Related Costs

We recorded special items of $67 million for merger-related costs associated with our acquisition of Virgin America in the first nine months of 2018, compared to $86 million in the first nine months of 2017. Costs incurred in the first nine months of 2018 consisted primarily of severance and retention costs, IT integration costs, and the write off of Virgin America related assets connected with our transition to a single PSS in April. We expect to incur merger-related costs for the remainder of 2018, and continuing through 2019.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 9 of the condensed consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline adjusted pretax profit was $671 million in the first nine months of 2018, compared to $1.08 billion in the same period in 2017. The $411 million decrease in pretax profit was primarily driven by a $281 million increase in Mainline non-fuel operating expenses and a $313 million increase in Mainline fuel expense. These increases were partially offset by a $175 million increase in Mainline operating revenue.

Non-fuel operating expenses increased on higher wages related to new contract wage rates for pilots and flight attendants, and higher other operating expense categories as described above. Higher raw fuel prices and an increase in gallons consumed drove an increase in Mainline fuel expense. Mainline revenue increased primarily due to increased revenue passengers on lower average fares.

Regional

Our Regional operations incurred a pretax loss of $82 million in the first nine months of 2018, compared to a pretax profit of $57 million in the first nine months of 2017. The pretax loss was attributable to a $70 million increase in fuel costs and a $130 million increase in non-fuel operating expenses, partially offset by a $72 million increase in operating revenues. The increase in non-fuel operating expenses is primarily due to higher ownership costs associated with 11 E175 aircraft operated by SkyWest that were added to the regional fleet over the past twelve months, as well as higher CPA rates on a 20% increase in capacity.

Horizon

Horizon achieved a pretax profit of $20 million in the first nine months of 2018, compared to pretax loss of $11 million in the same period in 2017. The change was primarily driven by a $59 million increase in operating revenue, attributable to the addition of six E175 aircraft added to Horizon's fleet over the past twelve months, a $17 million decrease in aircraft maintenance expense due to a lower volume of scheduled maintenance events as compared to the prior period, and a significantly improved operation in 2018 compared to 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.4 billion, and our expected cash from operations;

•	Our 98 unencumbered aircraft that could be financed, if necessary;

•
Our combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million. Information about these facilities can be found in Note 5 to the condensed consolidated financial statements.

During the nine months ended September 30, 2018, we took free and clear delivery of six B737-900ER aircraft and six E175 aircraft. We made debt payments totaling $544 million, including the prepayment of $231 million of debt, and paid dividends totaling $118 million.

The table below presents the major indicators of financial condition and liquidity:

(in millions)	September 30, 2018	December 31, 2017	Change
Cash and marketable securities	$1,397	$1,621	(14) %
Cash, marketable securities, and unused lines of credit as a percentage of trailing twelve months' revenue	22%	26%	(4) pts
Long-term debt, net of current portion	$1,684	$2,262	(26)%
Shareholders’ equity	$3,791	$3,460	10%

Debt-to-capitalization, adjusted for aircraft operating leases
(in millions)	September 30, 2018	December 31, 2017	Change
Long-term debt	$1,684	$2,262	(26)%
Capitalization of aircraft operating leases(a)	1,887	1,671	13%
Adjusted debt	$3,571	$3,933	(9)%
Shareholders' equity	3,791	3,460	10%
Total Capital	$7,362	$7,393	—%

Debt-to-capitalization, adjusted for aircraft operating leases	49%	53%	(4) pts

(a)	Calculated using the present value of remaining aircraft lease payments for aircraft in our operating fleet as of the balance sheet date.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

For the first nine months of 2018, net cash provided by operating activities was $986 million, compared to $1.4 billion during the same period in 2017. The $371 million decrease in our operating cash flows is primarily attributable to a decrease in net income, driven by rising fuel prices, higher non-fuel operating costs, significant new market development, and continuing competitive pressures. Cash collected for future travel is down relative to the prior year primarily as a result of lower yields driven by competitive pricing pressure on the West Coast.

We typically generate positive cash flows from operations and expect to use that cash flow to purchase aircraft and capital equipment, make scheduled debt payments, and return capital to shareholders.

Cash Used in Investing Activities

Cash used in investing activities was $333 million during the first nine months of 2018, compared to $1.1 billion during the same period of 2017. Our capital expenditures were $554 million in the first nine months of 2018, a decrease of $287 million compared to the nine months ended September 30, 2017. This is primarily driven by fewer aircraft deliveries as compared to the same period of 2017. Our net sales of marketable securities were 185 million in the first nine months of 2018, compared to net purchases of 339 million in the nine months ended September 30, 2017. The shift to net sales is primarily due to funds being utilized to prepay certain debt. Internally, we analyze and manage our cash and marketable securities balance in the aggregate.

The table below reflects our full-year expectation for capital expenditures based on our current intentions. It does not reflect our actual contractual obligations at this time, nor does it reflect the capital expenditures that would be incurred if we exercised options or cancellable purchase commitments that are available to us. We have options to acquire 37 B737 aircraft with deliveries from 2021 through 2024, and options to acquire 30 E175 aircraft with deliveries in 2021 to 2023. Options will be exercised only if we believe return on invested capital targets can be met. The table below excludes any associated capitalized interest.

(in millions)	2018	2019	2020
Targeted capital expenditures	$1,000	$750	$750

Cash Used in Financing Activities

Cash used in financing activities was $666 million during the first nine months of 2018 compared to $399 million during the same period in 2017. During the first nine months of 2018 we made debt payments of $544 million, including the prepayment of $231 million of debt, dividend payments totaling $118 million, and had $37 million in common stock repurchases.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Commitments

As of September 30, 2018, we have firm orders to purchase or lease 60 aircraft. We also have cancelable purchase commitments for 30 Airbus A320neo with deliveries from 2022 through 2024. We could incur a loss of pre-delivery payments and credits as a cancellation fee. We also have options to acquire 37 B737 aircraft with deliveries from 2021 through 2024 and 30 E175 aircraft with deliveries from 2021 through 2023. In addition to the 32 E175 aircraft currently operated by SkyWest in our regional fleet, we have options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft.

The following table summarizes expected fleet activity by year as of September 30, 2018:

	Actual Fleet	Expected Fleet Activity(a)
Aircraft	September 30, 2018	2018 Additions	2018 Removals	December 31, 2018	2019 Changes	December 31, 2019
B737 Freighters	3	—	—	3	—	3
B737 Passenger Aircraft(c)	157	2	—	159	7	166
Airbus Passenger Aircraft	71	—	—	71	1	72
Total Mainline Fleet	231	2	—	233	8	241
Q400 operated by Horizon(b)	41	—	(4)	37	(7)	30
E175 operated by Horizon(b)	16	10	—	26	4	30
E175 operated by third party(b)	32	—	—	32	—	32
Total Regional Fleet	89	10	(4)	95	(3)	92
Total	320	12	(4)	328	5	333

(a)	The expected fleet counts at December 31, 2018 and 2019 are subject to change.

(b)	Aircraft are either owned or leased by Horizon or operated under capacity purchase agreement with a third party.

(c)	Aircraft deliveries reflect the supplemental agreement entered with Boeing in the first quarter of 2018 which deferred certain B737 deliveries. Our first MAX9 delivery is scheduled for 2019.

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

Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases. During a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
Remainder 2018	51%	$68	$1
First Quarter 2019	50%	72	1
Second Quarter 2019	40%	73	2
Third Quarter 2019	30%	75	2
Fourth Quarter 2019	20%	77	2
Full Year 2019	35%	$74	$2
First Quarter 2020	10%	76	3
Full Year 2020	2%	$76	$3

Contractual Obligations

The following table provides a summary of our obligations as of September 30, 2018. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	Remainder of 2018	2019	2020	2021	2022	Beyond 2022	Total
Current and long-term debt obligations	$123	$267	$381	$363	$179	$725	$2,038
Operating lease commitments (a)	106	413	380	332	300	1,219	2,750
Aircraft maintenance deposits (b)	16	65	68	64	52	38	303
Aircraft commitments (c)	378	514	525	558	302	140	2,417
Interest obligations (d)	16	73	63	46	33	69	300
Other obligations	35	145	152	173	181	1,225	1,911
Total	$674	$1,477	$1,569	$1,536	$1,047	$3,416	$9,719

(a)
Operating lease commitments generally include aircraft operating leases, airport property and hangar leases, office space, and other equipment leases. Included here are E175 aircraft operated by SkyWest under a capacity purchase agreement.

(b)	Aircraft maintenance deposits relate to leased Airbus aircraft.

(c)	Represents non-cancelable contractual payment commitments for aircraft and engines, buyer furnished equipment, and aircraft maintenance and parts management.

(d)	For variable-rate debt, future obligations are shown above using forecasted interest rates as of September 30, 2018.

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

CRITICAL ACCOUNTING ESTIMATES

With the exception of the items noted below, there have been no material changes to our critical accounting estimates for the nine months ended September 30, 2018. For information on our critical accounting estimates, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

At September 30, 2018 we had approximately 236 billion miles outstanding, resulting in an aggregate deferred revenue balance of $1.8 billion. The deferred revenue resulting from our relative selling price allocations requires significant management judgment. There are uncertainties inherent in these estimates. Therefore, different assumptions could affect the amount and/or timing of revenue recognition. The most significant assumptions are described below.

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

Free Cash Flow - total operating cash flow generated less cash paid for capital expenditures

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with paying passengers

Mainline - represents flying Boeing 737 and Airbus 320 family jets and all associated revenues and costs

Productivity - number of revenue passengers per full-time equivalent employee

RASM - operating revenue per ASMs, or "unit revenue"; operating revenue includes all passenger revenue, freight & mail, Mileage Plan™ and other ancillary revenue; represents the average total revenue for flying one seat one mile

Regional - represents capacity purchased by Alaska from Horizon, SkyWest and PenAir. In this segment, Regional records actual on-board passenger revenue, less costs such as fuel, distribution costs, and payments made to Horizon, SkyWest and PenAir under the respective capacity purchase arrangement (CPAs). Additionally, Regional includes an allocation of corporate overhead such as IT, finance, other administrative costs incurred by Alaska and on behalf of Horizon.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with or submitted to the Securities and Exchange Commission (the SEC) is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosure. Our certifying officers concluded, based on their evaluation, that disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In 2015, three flight attendants filed a class action lawsuit seeking to represent all Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws. Two thousand flight attendants were certified as a class in November 2016. The Company believes the claims in this case are without factual and legal merit.

In July 2018, the Court granted in part Plaintiffs' motion for summary judgment, finding Virgin America responsible for various damages and penalties sought by the class members. Plaintiffs value these damages and penalties at $85 million, and as of November 1, 2018, moved the Court to enter judgment against Virgin America in that amount. Plaintiffs do not seek monetary or behavioral relief from Alaska Airlines.

The Court will render its final judgment in March 2019. The Company will then seek an appellate court ruling that the California laws on which the judgment is based are invalid as applied to national airlines pursuant to the U.S. Constitution and federal law. The Company remains confident that a higher court will respect the federal preemption principles that were enacted to shield inter-state common carriers from a patchwork of state and local wage and hour regulations such as those at issue in this case.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A."Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of our common stock during the third quarter of 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
July 1, 2018 - July 31, 2018	67,915	$61.83
August 1, 2018 - August 31, 2018	69,777	64.51
September 1, 2018 - September 30, 2018	55,511	68.44
Total	193,203	$64.70	$574

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

November 2, 2018

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