Form 10-K
period 2018-12-31
ALASKA AIR GROUP, INC.
filed 2019-02-15
CIK 766421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Large accelerated filer   ☒  Accelerated filer  ☐     Non-accelerated filer   ☐  Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of January 31, 2019, shares of common stock outstanding totaled 123,116,410. The aggregate market value of the shares of common stock of Alaska Air Group, Inc. held by nonaffiliates on June 30, 2018, was approximately $7.4 billion (based on the closing price of $60.39 per share on the New York Stock Exchange on that date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Definitive Proxy Statement relating to 2019 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALASKA AIR GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

As used in this Form 10-K, the terms “Air Group,” the "Company," “our,” “we” and "us," refer to Alaska Air Group, Inc. and its subsidiaries, unless the context indicates otherwise. Alaska Airlines, Inc., Virgin America Inc. (through July 20, 2018, at which point it was legally merged into Alaska Airlines, Inc.), and Horizon Air Industries, Inc. are referred to as “Alaska,” "Virgin America" and “Horizon,” respectively, and together as our “airlines.”

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

Table of Contents

PART I

ITEM 1. OUR BUSINESS

Alaska Air Group is a Delaware corporation incorporated in 1985 that operates two airlines, Alaska and Horizon. Alaska was organized in 1932 and incorporated in 1937 in the state of Alaska. Horizon Air is a Washington corporation that was incorporated and began service in 1981. It was acquired by Air Group in 1986. Virgin America has been a member of Air Group since it was acquired in 2016. In 2018, Virgin America and Alaska combined operating certificates to become a single airline, and legally merged into a single entity. The Company also includes McGee Air Services, an aviation services provider that was established as a wholly-owned subsidiary of Alaska in 2016.

Alaska and Horizon operate as separate airlines, with individual business plans, competitive factors and economic risks. Together with our regional partner airlines, we fly to 115 destinations with over 1,200 daily departures through an expansive network across the United States, Mexico, Canada, and Costa Rica. With global airline partners, we provide our guests with a network of more than 900 destinations worldwide. During 2018, we carried an all-time high 46 million guests and earned consolidated net income under Generally Accepted Accounting Principles (GAAP) of $437 million compared to net income of $960 million in 2017. Our adjusted net income was $554 million, which excludes merger-related costs, special items and mark-to-market fuel hedge adjustments. Refer to "Results of Operations" in Management's Discussion and Analysis for our reconciliation of Non-GAAP measures to the most directly comparable GAAP measure.

We organize the business and review financial operating performance by aggregating our business in three operating segments, which are as follows:

•	Mainline - includes scheduled air transportation on Alaska's Boeing or Airbus jet aircraft for passengers and cargo throughout the U.S., and in parts of Canada, Mexico, and Costa Rica.

•
Regional - includes Horizon's and other third-party carriers’ scheduled air transportation for passengers across a shorter distance network within the U.S. under capacity purchase agreements (CPA). This segment includes the actual revenues and expenses associated with regional flying, as well as an allocation of corporate overhead incurred by Air Group on behalf of the regional operations.

•	Horizon - includes the capacity sold to Alaska under CPA. Expenses include those typically borne by regional airlines such as crew costs, ownership costs and maintenance costs.

Our purpose is "creating an airline people love." The "ing" is to recognize that we are never done; we are continually working to improve. We believe our success depends on our ability to provide safe air transportation, develop relationships with guests by providing exceptional customer service and low fares, and maintain a low cost structure to compete effectively. It is important to us that we achieve our objective as a socially responsible company that values not just performance, but also our people, the communities we serve, and the environment.

In 2018, we focused much of our energy on the integration of Virgin America, completing over 95% of our integration milestones. In January 2018, Alaska and Virgin America received a Single Operating Certificate (SOC) from the Federal Aviation Administration (FAA), which recognizes Alaska and Virgin America as one airline. In April 2018, we transitioned to a single Passenger Service System (PSS), which allows us to provide one reservation system, one website and one inventory of flights to our guests. This transition to a single PSS enables us to unlock many of the revenue synergies expected from the acquisition, and to provide consistent branding to our guests at all airport gates, ticketing, and check-in areas.

The two most important milestones we have yet to complete include combining the maintenance operations of Boeing and Airbus, and reconfiguring our Airbus fleet. In 2018, we painted 33 Airbus aircraft with the Alaska livery and we are in process of reconfiguring all Airbus aircraft to achieve a cabin experience for our guests that is consistent with our Boeing fleet. In early 2019, we will also complete the integration of our crew management systems and aim to reach a collective bargaining agreement with our aircraft technicians, the last remaining labor group that has not yet reached a joint collective bargaining agreement.

With the integration largely behind us, we remain committed to our vision to become the favorite airline for people on the West Coast. The acquisition of Virgin America positioned us as the fifth largest airline in the U.S., with an unparalleled ability to serve West Coast travelers. To do so, we believe we need to meet our guests' evolving needs by offering a relevant network and schedule, upgrading our onboard offerings, and retaining our unique West Coast vibe. Some of the more notable product enhancements underway include adding high-speed satellite connectivity to our entire Boeing and Airbus fleets, updating and expanding our airport lounges, and working with the Port of Seattle to open a state-of-the-art 20-gate North Satellite Concourse at Sea-Tac Airport, including a 15,000 square-foot flagship lounge. We have also introduced new food and beverage menus, which include more fresh, local, and healthy offerings including salads, protein plates, and fresh snacks, as well as new beverage offerings, including craft beers, juices and an updated wine selection.

We are also active in the communities we serve and strive to be an industry leader in environmental and community stewardship. In 2018, Air Group donated $17 million in cash and in-kind travel to over 1,300 charitable organizations, and our employees volunteered more than 44,000 hours of community service, related to youth and education, medical research, and transportation. One of our leadership principles is to "give back" and we are proud of the efforts and voluntarism of our employees. As recognition of our community leadership, financial stability and the fact that our combined fleet is one of the youngest and most fuel-efficient in North America, we ranked higher than any other North American airline for the second year in a row on the Dow Jones Sustainability Index.

We continued to generate profits in 2018, marking our 15th consecutive year with adjusted net income. Our liquidity and capital position remain strong, positioning us among other high-quality industrial companies. Due to our strong financial health and outlook, we are one of only three U.S. airlines with investment grade credit ratings. The cash generated by our continued success enables us to invest in our business to deliver profitable growth, enhance our guests' experience, and improve our financial position.

Looking to the future, our vision is to become the West Coast's favorite airline. To do this, we will focus on the following areas:

Safety

Safety is the most important thing we do. We have an unwavering commitment to run a safe operation, and we will not compromise this commitment in the pursuit of other initiatives. Alaska and Horizon were the first U.S. major airlines to receive FAA validation and acceptance of their Safety Management Systems (SMS) in 2016. In 2018, we continued using SMS to safely and consistently guide our integration with the legacy Virgin America operation. Report It!, a new mobile safety reporting application, made it easier than ever for employees to file safety reports. Once again, in 2018, 100% of our Alaska and Horizon aircraft technicians completed the requirements for the FAA's "Diamond Certificate of Excellence" award. This marks the 17th consecutive year Alaska has received the award, and the 17th time in the last 19 years Horizon has received this award. In 2018 we were also included as one of only two U.S. airlines on the AirlineRatings.com list of the world's Top 20 safest airlines. We also believe that maintaining safe operations, through adherence to well-defined processes, and ensuring every Air Group employee is aware of their individual contribution to our operation, is critical to ensuring on-time performance. The rigor we apply to running a safe operation has resulted in Alaska consistently being one of the top airlines in North America for on-time performance; and Horizon recognized as the leader in on-time performance in 2018 among regional airlines.

Delivering Low Costs

We believe that our low-fare model gives us a competitive advantage by providing significant value to our guests. We also know that, in order to provide low fares in our growing network, while generating strong returns for our shareholders, it is imperative for us to maintain a competitive cost structure. In 2018, our unit costs, excluding fuel and special items, increased 3.1% on a consolidated basis. Although our unit costs are expected to rise again in 2019 primarily due to slower capacity growth, a higher mix of Regional flying, and general wage inflation, we have increased our focus on lowering overhead, improving productivity, and managing vendor costs. We are also actively managing fuel costs by flying larger, more fuel-efficient aircraft, which has increased our fuel efficiency as measured by available seat miles flown per gallon by 1.3% over the last five years. As we work to finalize the integration of our Airbus operations, we are committed to achieving our stated cost and revenue synergy goals. We have a long track record of effective cost control, and we remain keenly committed to protecting our unit cost advantage relative to competitors.

Enabling Our Advantage

Paramount to becoming the West Coast favorite airline is enabling and demonstrating Our Advantage. We do so by delivering great service, great value and providing generous rewards.

•
Genuine and Caring Service - Providing genuine and caring service to our guests is key to our success, and is demonstrated daily by our employees. As proof, in 2018, Alaska ranked first in the J.D. Power and Associates annual survey of customer satisfaction among traditional network carriers for the 11th year in a row. Alaska was also recognized for excellent service by Condé Nast Traveler and Travel + Leisure magazine, continuing an achievement earned by Virgin America for the preceding ten years.

•
Low Fares and Great Value - We offer the highest guest relevance of any carrier from the West Coast, with a 20% lower cost structure than legacy carriers.  Competition in our markets is significant, and we know that we must defend our customer base as we grow our network presence by providing guests with an increased choice of schedule times and fares. In 2018, we introduced our Saver Fare product, which will offer greater choice for our guests, allowing them to purchase and pay for the ticket type and other amenities they value most. This, combined with enhancements to our onboard product, will enable us to continue to deliver significant value to our guests.

We are also focused on providing meaningful utility and routes to our guests. From our West Coast hub cities, we lead all other airlines in non-stop markets, daily flights and seat share. In the past two years, we have significantly expanded our network utility in California, adding 21 new routes and nearly doubling our number of daily flights. We also have focused our new routes announced for 2019 in those areas which connect our guests to high demand markets in the lower 48 states and Hawaii, including 18 daily departures from Paine Field-Snohomish County Airport in Everett, Washington to eight West Coast markets expected to launch in March 2019.

•
Generous Mileage Plan - Our award winning Mileage PlanTM is another way we build long-term guest relationships and enable Our Advantage. We maintain a distance-based frequent flier program, which rewards all fliers regardless of the price they paid for their tickets. In 2018, we leveraged our greater network utility to significantly grow our Mileage PlanTM membership and credit card holders, especially in the state of California. We also offered promotions like Buy One Get One Free companion fares and new redemption benefits, including using miles for hotel redemptions (with access to over 400,000 hotels worldwide), redeeming miles on Finnair flights and adding Aer Lingus as a new global partner.

•
West Coast Vibe - In 2018, we tailored many of our amenities to highlight our West Coast roots. We relaunched our First Class and Main Cabin food menus featuring fresh and local West Coast items, as well as local craft beers and wines. To keep up to speed with the evolving needs and preferences of our West Coast guests, we continue to expand and enhance our on-board amenities, including seat-back power, free movies, TV content and texting. In 2018, we also began installation of next-generation satellite-based Wi-Fi on all of our Mainline aircraft, which will provide our guests with greatly improved on-board internet speed and connectivity. Finally, we continue to connect with West Coast guests through key sponsorships including Russell Wilson, Kevin Durant, the San Jose Sharks, San Francisco Giants, Seattle Mariners, Portland Timbers and more.

Being One Team

Our success depends on our more than 23,000 employees living our values every day to deliver superior customer service as a single team. We know engaged employees deliver higher productivity, superior execution and better guest experiences, which is why investing in our people is imperative to our future success.

In 2018, we focused on our culture to ensure every employee feels valued, informed and engaged. It is a top priority to ensure our employees know where we are, where we are going and how we will get there. To this end, we have implemented new and enhanced communication vehicles, including weekly Leader Look Ahead and periodic live-streamed webcasts, to provide employees better information and a stronger connection to organizational priorities. Additionally, we launched Flight Path - a program that brings employees together through leader-led sessions to inform, engage and set the course for our business and culture. Our efforts were recognized by Forbes Magazine in 2018, who recognized Alaska as one of America's Best Employers for the fourth year in a row.

Aligning our employees' goals with Air Group's goals has been an important contributor to our strong track record of accomplishments and financial performance. The majority of Alaska and Horizon employees participate in our Performance-Based Pay (PBP) and Operational Performance Rewards (OPR) programs, which encourage employees to work together to achieve metrics related to the Company's strategy, including safety, profitability, on-time performance, low costs, customer loyalty, and customer satisfaction. Over the last five years, our incentive programs have paid out on average more than one month's pay for most employees. In 2018, we rewarded our employees with $147 million under these incentive programs.

AIR GROUP

Our airlines operate different aircraft and missions. Alaska operates a fleet of narrowbody passenger jets on primarily longer-haul capacity. Alaska contracts with Horizon, SkyWest Airlines, Inc. (SkyWest) and Peninsula Aviation Services, Inc. (PenAir), a subsidiary of RAVN Air Group, Inc., for shorter-haul capacity, such that Alaska receives all passenger revenue from those flights. Horizon operates Embraer 175 (E175) regional jet aircraft and Bombardier Q400 turboprop aircraft and sells all of its capacity to Alaska pursuant to a CPA. The majority of our revenues are generated by transporting passengers. The percentage of revenues by category is as follows:

	2018	2017	2016(a)	2015	2014
Passenger revenue	93%	93%	91%	85%	85%
Mileage Plan other revenue	5%	5%	6%	(b)	(b)
Cargo and other	2%	2%	3%	(b)	(b)
Other revenue	(b)	(b)	(b)	13%	13%
Freight and Mail revenue	(b)	(b)	(b)	2%	2%
Total	100%	100%	100%	100%	100%

(a)	Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

(b)
As a result of the new revenue recognition standards, certain financial statement line items were modified to address new requirements. We did not apply this change to fiscal years 2015 and 2014, and have left the captioning above as it was presented in those respective fiscal years.

We deploy aircraft into the network in ways that we believe will best optimize our revenues and profitability and reduce the impacts of seasonality.

The percentage of our capacity by region is as follows:

	2018	2017	2016(a)	2015	2014
West Coast(b)	27%	28%	34%	36%	36%
Transcon/midcon	44%	43%	29%	24%	22%
Hawaii and Costa Rica	14%	13%	17%	18%	18%
Alaska	10%	10%	14%	15%	15%
Mexico	4%	5%	5%	6%	6%
Canada	1%	1%	1%	1%	3%
Total	100%	100%	100%	100%	100%

(a)	Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

(b)	Category represents flying within the West Coast. Departures from the West Coast to other regions are captured in other categories.

MAINLINE

Our Mainline operations include Boeing 737 (B737) and Airbus family (A319, A320, and A321neo) jet service offered by Alaska. We offer extensive passenger service from the western U.S. throughout the contiguous United States, Alaska, Hawaii, Canada, Mexico, and Costa Rica. Our largest concentrations of departures are in Seattle, Portland, and the Bay Area. We also offer cargo service throughout our network and have dedicated cargo aircraft that operate primarily to and within the state of Alaska.

In 2018, we carried 36 million revenue passengers in our Mainline operations. At December 31, 2018, our Mainline operating fleet consisted of 162 Boeing 737 jet aircraft and 71 Airbus A320 family jet aircraft compared to 154 B737 aircraft and 67 Airbus aircraft as of December 31, 2017.

The percentage of Mainline passenger capacity by region and average stage length is presented below:

	2018	2017	2016(a)	2015	2014
West Coast(b)	23%	24%	30%	31%	31%
Transcon/midcon	46%	45%	30%	27%	25%
Hawaii and Costa Rica	15%	15%	19%	20%	20%
Alaska	11%	11%	15%	16%	16%
Mexico	5%	5%	6%	6%	7%
Canada	—%	—%	—%	—%	1%
Total	100%	100%	100%	100%	100%

Average Stage Length (miles)	1,298	1,301	1,225	1,195	1,182

(a)	Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

(b)	Category represents flying within the West Coast. Departures from the West Coast to other regions are captured in other categories.

REGIONAL

Our Regional operations consist of flights operated by Horizon, SkyWest and PenAir. In 2018, our Regional operations carried approximately 10 million revenue passengers, primarily in the states of Washington, Oregon, Idaho and California. Horizon is the largest regional airline in the Pacific Northwest and carries approximately 71% of Air Group's regional revenue passengers.

Based on 2018 Horizon passenger enplanements on regional aircraft, our most significant concentration of regional activity was in Seattle and Portland. At December 31, 2018, Horizon’s operating fleet consisted of 26 E175 jet aircraft and 39 Bombardier Q400 turboprop aircraft. The regional fleet operated by SkyWest consisted of 32 E175 aircraft.

The percentage of regional passenger capacity by region and average stage length is presented below:

	2018	2017	2016	2015	2014
West Coast	53%	59%	60%	62%	66%
Pacific Northwest	11%	13%	16%	19%	19%
Canada	3%	4%	5%	7%	8%
Alaska	2%	3%	4%	5%	4%
Midcon	30%	21%	15%	6%	2%
Mexico	1%	—%	—%	1%	1%
Total	100%	100%	100%	100%	100%

Average Stage Length (miles)	468	422	381	348	339

FREQUENT FLYER PROGRAM

Alaska Airlines Mileage Plan™ provides a comprehensive suite of frequent flyer benefits. Miles can be earned by flying on our airlines or on one of our 17 airline partners, by using an Alaska Airlines credit card, or through other non-airline partners. Alaska's extensive list of airline partners includes carriers associated with each of the three major global alliances, making it easier for our members to earn miles and reach elite status in our frequent flyer program. Through Alaska and our global partners, Mileage Plan™ members have access to a large network of over 900 worldwide travel destinations. Further, members can receive up to 40,000 bonus miles upon signing up for the Alaska Airlines Visa Signature card and meeting a minimum spend threshold, and earn triple miles on Alaska Airlines purchases. Alaska Airlines Visa Signature cardholders and small business cardholders in the U.S., and Platinum and World Elite Mastercard cardholders in Canada, also receive an annual companion ticket that allows members to purchase an additional ticket for $99 plus taxes, with no restrictions or black-out dates, and a free first checked bag for up to six people traveling on the same itinerary. Earned miles can be redeemed for flights on our airlines, or our partner airlines, for hotel stays via mileageplanhotels.com, or for upgrades to First Class on Alaska Airlines. We believe all of these benefits give our Mileage Plan™ members more value for their travel.

Mileage Plan™ revenues, including those in the Passenger revenue income statement line item, represented approximately 13% of Air Group's total revenues in 2018. Mileage Plan™ helps drive revenue growth by attracting new customers and building customer loyalty through the benefits that we provide.

AGREEMENTS WITH OTHER AIRLINES

Our agreements fall into three different categories: Frequent Flyer, Codeshare and Interline agreements. Frequent Flyer agreements enable our Mileage PlanTM members to earn mileage credits and make redemptions on one of our 17 domestic and international partner airlines.

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

Alaska has marketing alliances with a number of airlines that provide frequent flyer and codesharing opportunities. Alliances are an important part of our strategy and enhance our revenues by:

•	offering our guests more travel destinations and better mileage credit/redemption opportunities, including elite qualifying miles on U.S. and international airline partners;

•	giving our Mileage PlanTM program a competitive advantage because of our partnership with both unaffiliated international carriers and carriers from all three major worldwide alliances;

•	giving us access to more connecting traffic from other airlines; and

•	providing members of our alliance partners’ frequent flyer programs an opportunity to travel on Alaska and our regional partners while earning mileage credit in our partners’ programs.

Most of our codeshare relationships are free-sale codeshares, where the marketing carrier sells seats on the operating carrier’s flights from the operating carrier’s inventory, but takes no inventory risk. Our marketing agreements have various termination dates, and one or more may be in the process of renegotiation at any time. Our codeshare and interline agreements generated 5%, 6%, and 8% of our total marketed revenues as of December 31, 2018, 2017 and 2016, respectively.

The comprehensive summary of Alaska's alliances with other airlines is as follows:

Codeshare
	Frequent Flyer Agreement	Alaska Flight # on Flights Operated by Other Airline	Other Airline Flight # on Flights Operated by Air Group
Major U.S. or International Airlines
Aer Lingus	Yes	No	No
American Airlines	Yes	Yes	Yes
British Airways	Yes	No	Yes
Cathay Pacific Airways	Yes	No	Yes
Condor Airlines(a)	Yes	No	No
Emirates	Yes	No	Yes
Fiji Airways(a)	Yes	No	Yes
Finnair	Yes	No	Yes
Hainan Airlines	Yes	No	No
Icelandair	Yes	No	Yes
Japan Airlines	Yes	No	Yes
Korean Air	Yes	No	Yes
LATAM	Yes	No	Yes
Qantas	Yes	No	Yes
Singapore Airlines	Yes	No	No
Regional Airlines
Ravn Alaska	Yes	Yes	No
PenAir(a)	Yes	Yes	No

(a)	These airlines do not have their own frequent flyer program. However, Alaska's Mileage PlanTM members can earn and redeem miles on these airlines' route systems.

CARGO AND OTHER REVENUE

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

GENERAL

The airline industry is highly competitive and subject to various uncertainties, including economic conditions, volatile fuel prices, a largely unionized work force, the need to finance large capital expenditures and the related availability of capital, government regulation—including taxes and fees, and potential aircraft incidents. Airlines have high fixed costs, primarily for wages, aircraft fuel, aircraft ownership and facilities rents. Because expenses of a flight do not vary significantly based on the number of passengers carried, a relatively small change in the number of passengers or in pricing has a disproportionate effect on an airline’s operating and financial results. In other words, a minor shortfall in expected revenue levels could cause a disproportionately negative impact to our operating and financial results. Passenger demand and ticket prices are, in large measure, influenced by the general state of the economy, current global economic and political events, and total available airline seat capacity.

In 2018, the airline industry's profits declined when compared to 2017, primarily due to rising fuel prices, higher labor costs, and increased competitive fare actions reducing ticket prices. Despite some of these headwinds, the industry reported profits in 2018. In the current industry environment, airlines are making significant investments in airports, more fuel-efficient planes and new services to differentiate their customer service offering. Thus, the level of competition is expected to continue to increase.

FUEL

Our business and financial results are highly affected by the price and the availability of aircraft fuel. The cost of aircraft fuel is volatile and outside of our control, and it can have a significant and immediate impact on our operating results. Over the past five years, aircraft fuel expense ranged from 18% to 32% of operating expenses. Fuel prices are impacted by changes in both the price of crude oil and refining costs and can vary by region in the U.S.

The price of crude oil on an average annual basis for the past five years have ranged from a low of $43 per barrel in 2016 to a high of $93 in 2014. For us, a $1 per barrel change in the price of oil equates to approximately $20 million of fuel cost annually. Said another way, a one-cent change in our fuel price per gallon will impact our expected annual fuel cost by approximately $8 million per year.

Refining margins, which represent the price of refining crude oil into aircraft fuel, are a smaller portion of the overall price of jet fuel, but have also contributed to the price volatility in recent years. Over the last five years, average annual West Coast refining margin prices have fluctuated between $13 per barrel to a high of $24 per barrel in 2018.

Generally, West Coast jet fuel prices are somewhat higher and more volatile than prices in the Gulf Coast or on the East Coast. Our average raw fuel cost per gallon increased 28% in 2018, after increasing 21% in 2017 and decreasing 19% in 2016.

The percentages of our aircraft fuel expense by crude oil and refining margins, as well as the percentage of our aircraft fuel expense of operating expenses, are as follows:

	2018	2017	2016(a)	2015	2014
Crude oil	68%	66%	69%	62%	72%
Refining margins	25%	23%	20%	26%	18%
Other(b)	7%	11%	11%	12%	10%
Total	100%	100%	100%	100%	100%

Aircraft fuel expense	25%	22%	18%	22%	32%

(a)	Includes information for Virgin America for the period December 14, 2016 through December 31, 2016.

(b)	Other includes gains and losses on settled fuel hedges, unrealized mark-to-market fuel hedge gains or losses, taxes and other into-plane costs.

We use crude oil call options as hedges to decrease our exposure to the volatility of jet fuel prices. Call options effectively cap our pricing for crude oil, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against spikes in crude oil prices, and during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. We begin hedging approximately 18 months in advance of consumption.

We believe that operating fuel-efficient aircraft is the best hedge against high fuel prices. Air Group's fuel-efficiency rate expressed in available seat miles flown per gallon (ASMs/g) improved from 76.9 ASMs/g in 2014 to 77.9 ASMs/g in 2018. Maintaining a young, fuel-efficient fleet has not only reduced our fuel consumption rate, but also the amount of greenhouse gases and other pollutants that our aircraft emit.

COMPETITION

Competition in the airline industry is intense and unpredictable. Our competitors consist primarily of other airlines and, to a lesser extent, other forms of transportation. Competition can be direct, in the form of another carrier flying the exact non-stop route, or indirect, where a carrier serves the same two cities non-stop from an alternative airport in that city or via an itinerary requiring a connection at another airport. We compete with other domestic airlines and a limited number of international airlines on nearly all of our scheduled routes. Our largest competitor is Delta Airlines Inc. (Delta), who has significantly increased its capacity in Seattle over the past several years. Approximately 77% of our capacity to and from Seattle competes with Delta. As we have grown in California and have expanded our transcontinental route offerings, United Airlines and Southwest Airlines have also become large competitors and have increased their capacity in markets we serve. Our California and transcontinental routes have a higher concentration of competitors when compared to our historical route structure, which was predominately concentrated in the Pacific Northwest. Based on schedules filed with the U.S. Department of Transportation, we expect the amount of competitive capacity overlap with all carriers to increase by more than 4% in the first quarter of 2019, weighted based on our network.

We believe that the following principal competitive factors are important to our guests:

•	Fares and ancillary services

Ticket and other fee pricing is a significant competitive factor in the airline industry, and the increased availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. Pricing is driven by a variety of factors including, but not limited to, market-specific capacity, market share per route/geographic area, cost structure, fare vs. ancillary revenue strategies, and demand.

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

Domestic airline capacity is dominated by four large carriers, representing over 80% of total seats. One of our advantages is our low fare with high value position in the industry. However, given the large concentration of industry capacity, some carriers in our markets may discount their fares substantially to develop or increase market share. Fares that are substantially below our cost to operate can be harmful if sustained over a long period of time. We will defend our core markets and, if necessary, redeploy capacity to better match supply with demand. We believe our strong financial position and low cost advantage enables us to offer competitive fares while still earning returns for our shareholders.

•	Safety

Safety is our top priority and is at the core of everything we do. In 2018, we were again ranked by AirlineRatings.com as one of only two U.S. airlines in the Top 20 safest airlines in the world. We also received our 17th Diamond Award of Excellence from the Federal Aviation Administration, recognizing both Alaska and Horizon aircraft technicians for their commitment to training.

•	Customer service and reputation

We compete with other airlines in areas of customer service such as on-time performance, guest amenities—including first class and other premium seating, quality of on-board products, aircraft type and comfort. In 2018, Alaska Airlines ranked highest in customer satisfaction among traditional network carriers by J.D. Power and Associates for the 11th year in a row. Additionally, in 2018 we completed installation of Premium Class service on our B737 aircraft which provides extra legroom, early boarding, premium snacks and a complimentary alcoholic beverage.

We also began reconfiguring the interior and livery of our Airbus fleet in 2018. The new livery and interior reconfiguration will provide guests with one consistent brand experience across the Mainline fleet. Airbus livery updates are expected to be complete in 2019, while the interior reconfiguration is expected to wrap up in early 2020. We also began installation of next-generation Gogo inflight satellite based Wi-Fi on our entire Boeing and Airbus fleets, which is also planned to be complete in 2020.

Our employees are a key element of our product. We have a highly engaged workforce that strives to provide genuine and caring service to our guests both at the airport and onboard. We heavily emphasize our service standards with our employees through training and education programs and monetary incentives related to operational performance and guest surveys.

•	Routes served, flight schedules, codesharing and interline relationships, and frequent flyer programs

We also compete with other airlines based on markets served, the frequency of service to those markets and frequent flyer opportunities. Some airlines have more extensive route structures than we do and they offer significantly more international routes. In order to expand opportunities for our guests, we enter into codesharing and interline relationships with other airlines that provide reciprocal frequent flyer mileage credit and redemption privileges. These relationships allow us to offer our guests access to more destinations than we can on our own, gain exposure in markets we do not serve and allow our guests more opportunities to earn and redeem frequent flyer miles. Our Mileage Plan™ offers some of the most comprehensive benefits to our members with the ability to earn and redeem miles on 17 partner carriers. In 2018, we added Finnair to our list of codeshare partners, and a number of new interline partners.

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

TICKET DISTRIBUTION

Our tickets are distributed through three primary channels:

•
Direct to customer: It is less expensive for us to sell through our direct channel at alaskaair.com. We believe direct sales through this channel is preferable from a branding and customer-relationship standpoint in that we can establish ongoing communication with the guest and tailor offers accordingly. As a result, we continue to take steps to drive more business to our website.

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

•	Reservation call centers: Our call centers are located in Phoenix, AZ, Kent, WA, and Boise, ID. We generally charge a $15 fee for booking reservations through the call centers.

Our sales by channel are as follows:

	2018	2017	2016 (a)	2015	2014
Direct to customer	63%	62%	61%	60%	57%
Traditional agencies	22%	22%	23%	23%	25%
Online travel agencies	11%	11%	11%	11%	12%
Reservation call centers	4%	5%	5%	6%	6%
Total	100%	100%	100%	100%	100%

(a)	Includes results for Virgin America for the period December 14, 2016 through December 31, 2016.

SEASONALITY AND OTHER FACTORS

Our results of operations for any interim period are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations. Our profitability is generally lowest during the first and fourth quarters due principally to fewer departures and passengers. Profitability typically increases in the second quarter and then reaches its highest level during the third quarter as a result of vacation travel. However, we have significantly moderated the impact of seasonality of our operations through continued growth from the West Coast to leisure destinations, like Hawaii and Costa Rica, and expansion to leisure and business destinations in the mid-continental and eastern U.S.

In addition to passenger loads, factors that could cause our quarterly operating results to vary include:

•	pricing initiatives by us or our competitors,

•      changes in fuel costs,

•	increases in competition at our primary airports,

•	general economic conditions and resulting changes in passenger demand, and

•	increases or decreases in passenger and volume-driven variable costs.

Many of the markets we serve experience inclement weather conditions in the winter, causing increased costs associated with deicing aircraft, canceling flights and accommodating displaced passengers. Due to our geographic area of operations, we can be more susceptible to adverse weather conditions, particularly in the state of Alaska and the Pacific Northwest, than some of our competitors who may be better able to spread the impact of weather-related risks over larger route systems. We also are susceptible to congested air space and Air Traffic Control delays due to our heavy concentration of departures from Seattle and San Francisco.

No material part of our business, or that of our subsidiaries, is dependent upon a single customer, or upon a few high-volume customers.

EMPLOYEES

Our business is labor intensive. As of December 31, 2018, we employed 23,376 (17,520 at Alaska, 4,052 at Horizon, and 1,804 at McGee Air Services) active full-time and part-time employees. Wages and benefits, including variable incentive pay, represented approximately 41% of our total non-fuel operating expenses in 2018 and 39% in 2017. Additionally, in the first quarter of 2018 we paid approximately $25 million in one-time bonuses to employees as a result of tax reform.

Most major airlines, including Alaska and Horizon, have employee groups that are covered by collective bargaining agreements (CBA). Airlines with unionized work forces generally have higher labor costs than carriers without unionized work forces, and they may not have the ability to adjust labor costs downward quickly enough to respond to new competition or slowing demand.

As part of the integration, we have been working to bring represented work groups under single collective bargaining agreements. The process for combining work groups begins with the union filing a petition with the National Mediation Board (NMB), at which point the NMB performs a review to assess a ‘single carrier determination’ for the airlines. Following this single carrier determination, the NMB makes a representation determination depending on size of the pre-merger bargaining units and will either extend the certification if one is significantly larger than the other or require a vote. Once representation is determined, the NMB certifies the union as the bargaining representative for the work group. The parties must also work together to achieve agreed upon single collective bargaining agreements. Integration also requires the pre-merger work groups to agree upon and finalize integrated seniority lists. As of December 31, 2018, four of our five unionized groups at Alaska have joint collective agreements and integrated seniority lists in place. This is a major milestone just 24 months after the official close of the acquisition of Virgin America in December 2016. A tentative agreement reached with the Aircraft Mechanics Fraternal Association (AMFA) was rejected by Boeing technicians. We will continue to work with AMFA and our technicians to reach a transition agreement.

At December 31, 2018, labor unions represented 84% of Alaska’s, 45% of Horizon’s, and 87% of McGee Air Services' employees.

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

Alaska’s union contracts at December 31, 2018 were as follows:

Union	Employee Group	Number of Employees	Contract Status
Air Line Pilots Association, International (ALPA)	Pilots	2,871	Amendable 4/1/2020
Association of Flight Attendants (AFA)	Flight attendants	5,815	Amendable 12/17/2021
International Association of Machinists and Aerospace Workers (IAM)(a)	Ramp service and stock clerks	688	Amendable 7/19/2018
IAM	Clerical, office and passenger service	4,506	Amendable 1/1/2019
Aircraft Mechanics Fraternal Association (AMFA)(a)	Mechanics, inspectors and cleaners	725	Amendable 10/17/2021
Mexico Workers Association of Air Transport	Mexico airport personnel	73	Amendable 9/29/2019
Transport Workers Union of America (TWU)	Dispatchers	87	Amendable 3/24/2019

(a)
Negotiations with AMFA for a transition agreement with our aircraft technicians and with the IAM for an agreement with our ramp service and stock clerks are ongoing as of the date of this filing. Number of employees under the AMFA agreement shown above are only for Boeing qualified mechanics, and excludes legacy Virgin America mechanics as they are not currently under a collective bargaining agreement.

Horizon’s union contracts at December 31, 2018 were as follows:

Union	Employee Group	Number of Employees	Contract Status
International Brotherhood of Teamsters (IBT)	Pilots	852	Amendable 12/14/2024
AFA	Flight attendants	628	Amendable 7/18/2019
IBT	Mechanics and related classifications	275	Amendable 12/16/2020
Unifor	Station personnel in Vancouver and Victoria, BC, Canada	38	Amendable 2/14/2019
TWU	Dispatchers	22	Amendable 8/26/2018

McGee Air Services union contract at December 31, 2018 was as follows:

Union	Employee Group	Number of Employees	Contract Status
IAM	Fleet and ramp service	1,573	Amendable 7/19/2023

EXECUTIVE OFFICERS

The executive officers of Alaska Air Group, Inc. and its primary subsidiaries, Alaska Airlines, Inc. and Horizon Air Industries, who have significant decision-making responsibilities, their positions and their respective ages are as follows:

Name	Position	Age	Air Group or Subsidiary Officer Since
Bradley D. Tilden	Chairman and Chief Executive Officer of Alaska Air Group, Inc., Chairman of Alaska Airlines, Inc., Chairman of Horizon Air Industries, Inc.	58	1994

Brandon S. Pedersen	Executive Vice President/Finance and Chief Financial Officer of Alaska Air Group, Inc. and Alaska Airlines, Inc., and Treasurer of Alaska Air Group, Inc. and Alaska Airlines, Inc.	52	2003

Kyle B. Levine	Vice President Legal, General Counsel and Corporate Secretary of Alaska Air Group, Inc. and Alaska Airlines, Inc. and Chief Ethics and Compliance Officer of Alaska Air Group, Inc.	47	2016

Benito Minicucci	President and Chief Operating Officer of Alaska Airlines, Inc.	52	2004

Gary L. Beck	President and Chief Executive Officer of Horizon Air Industries, Inc.	71	2018

Andrew R. Harrison	Executive Vice President and Chief Commercial Officer of Alaska Airlines, Inc.	49	2008

Shane R. Tackett	Executive Vice President, Planning and Strategy of Alaska Airlines, Inc.	40	2011

Andrea L. Schneider	Vice President People of Alaska Airlines, Inc.	53	1998

Diana Birkett-Rakow	Vice President External Relations of Alaska Airlines, Inc.	41	2017

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

Mr. Pedersen joined Alaska Airlines in 2003 as Staff Vice President/Finance and Controller of Alaska Air Group and Alaska Airlines and was elected Vice President/Finance and Controller for both entities in 2006. He was elected Chief Financial Officer of Alaska Air Group and Alaska Airlines in June 2010 and Executive Vice President/Finance and Chief Financial Officer of both entities in 2014. Effective February 2019, he was elected Treasurer of Alaska Air Group and Alaska Airlines. He was Chief Financial Officer of Virgin America Inc. from December 2016 to July 2018, when Virgin America was merged into Alaska. He is a member of Air Group's Management Executive Committee.

Mr. Levine was elected Vice President Legal and General Counsel of Alaska Air Group and Alaska Airlines in January 2016 and is a member of Air Group’s Management Executive Committee. He was elected Corporate Secretary of Alaska Air Group and Alaska Airlines in August 2017. Mr. Levine joined Alaska Airlines in February 2006 as a Senior Attorney. He also served as Associate General Counsel and Managing Director Commercial Law and General Litigation from July 2009 to February 2011 and, subsequently, as Deputy General Counsel and Managing Director of Legal at Alaska Airlines from February 2011 to January 2016. He was appointed Assistant Corporate Secretary of Horizon Air in August 2017 and was Assistant Corporate Secretary of Virgin America from November 2017 to July 2018, when Virgin America was merged into Alaska.

Mr. Minicucci joined Alaska Airlines in 2004 as Staff Vice President of Maintenance and Engineering and was promoted to Vice President of Seattle Operations in June 2008. He was elected Executive Vice President/Operations and Chief Operating Officer of Alaska Airlines in December 2008. In May 2016, he was named President of Alaska Airlines. He was Chief Executive Officer of Virgin America Inc. from December 2016 to July 2018, when Virgin America was merged into Alaska. He is a member of Air Group’s Management Executive Committee.

Mr. Beck was elected President and CEO of Horizon Air effective January 15, 2018 and is a member of Air Group’s Management Executive Committee. Mr. Beck previously served as Vice President, Flight Operations at Alaska Airlines, Inc. until retiring in June 2015. Following that date, he provided consulting services to Alaska Airlines, Inc. in connection with the integration to a single operating certificate with Virgin America Inc.

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

Mr. Tackett was elected Executive Vice President of Planning and Strategy in September 2018 and is a member of Air Group’s Management Executive Committee. Mr. Tackett previously served as Senior Vice President of Revenue and E-commerce from August 2017 to September 2018 and has served a number of capacities since joining Alaska Airlines in 2000, including Managing Director Financial Planning and Analysis, (2008-2010), Vice President Labor Relations (2010-2015) and Vice President Revenue Management in 2016.

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

Ms. Birkett-Rakow was elected Vice President of External Relations at Alaska Airlines in September 2017 and became a member of Air Group’s Management Executive Committee at that time.

REGULATION

GENERAL

The airline industry is highly regulated, most notably by the federal government. The Department of Transportation (DOT), the the Transportation Security Administration (TSA) and the FAA exercise significant regulatory authority over air carriers.

•
DOT: A domestic airline is required to hold a certificate of public convenience and necessity issued by the DOT in order to provide passenger and cargo air transportation in the U.S. Subject to certain individual airport capacity, noise and other restrictions, this certificate permits an air carrier to operate between any two points in the U.S. Certificates do not expire, but may be revoked for failure to comply with federal aviation statutes, regulations, orders or the terms of the certificates. While airlines are permitted to establish their own fares without government regulation, the DOT has jurisdiction over the approval of international codeshare agreements, marketing alliance agreements between major domestic carriers, international and some domestic route authorities, Essential Air Service market subsidies, carrier liability for personal or property damage, and certain airport rates and charges disputes. International treaties may also contain restrictions or requirements for flying outside of the U.S. and impose different carrier liability limits than those applicable to domestic flights. The DOT has been active in implementing a variety of “consumer protection” regulations, covering subjects such as advertising, passenger communications, denied boarding compensation and tarmac delay response. Airlines are subject to enforcement actions that are brought by the DOT from time to time for alleged violations of consumer protection and other economic regulations. We are not aware of any enforcement proceedings that could either materially affect our financial position or impact our authority to operate.

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

Free Cash Flow - total operating cash flow generated less cash paid for capital expenditures

Load Factor - RPMs as a percentage of ASMs; represents the number of available seats that were filled with paying passengers

Mainline - represents flying Boeing 737, Airbus 320 family and Airbus 321neo jets and all associated revenues and costs

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

ITEM 1A. RISK FACTORS

If any of the following occurs, our business, financial condition and results of operations could be harmed. The trading price of our common stock could also decline. We operate in a continually changing business environment. In this environment, new risks may emerge, and already identified risks may vary significantly in terms of impact and likelihood of occurrence. Management cannot predict such developments, nor can it assess the impact, if any, on our business of such new risk factors or of events described in any forward-looking statements.

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

An accident or incident involving one of our aircraft or an aircraft operated by one of our codeshare partners or CPA carriers could involve a significant loss of life and result in a loss of confidence in our Company by the flying public and/or aviation authorities. We could experience significant claims from injured passengers, bystanders and surviving relatives as well as costs for the repair or replacement of a damaged aircraft and temporary or permanent loss from service. We maintain liability insurance in amounts and of the type generally consistent with industry practice, as do our codeshare partners and CPA carriers. However, the amount of such coverage may not be adequate to fully cover all claims, and we may be forced to bear substantial economic losses from such an event. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if it is fully insured and does not involve one of our aircraft, could cause a public perception that our airlines or the aircraft we or our partners fly are less safe or reliable than other transportation alternatives. This would harm our business.

Our operations are often affected by factors beyond our control, including delays, cancellations and other conditions, which could harm our business, financial condition and results of operations.

As is the case for all airlines, our operations often are affected by delays, cancellations and other conditions caused by factors largely beyond our control.

Factors that might impact our operations include:

•	congestion and/or space constraints at airports, specifically in our hub locations of Seattle, Los Angeles, and San Francisco;

•	air traffic control problems;

•	adverse weather conditions;

•	lack of operational approval (e.g. new routes, aircraft deliveries, etc.);

•	increased security measures or breaches in security;

•	contagious illness and fear of contagion;

•	changes in international treaties concerning air rights;

•	international or domestic conflicts or terrorist activity; and

•	other changes in business conditions.

Due to our concentration of flights along the West Coast and Alaska, we believe a large portion of our operation is more susceptible to air traffic control delays than our competition. Additionally, due to our concentration of flights in the Pacific Northwest and Alaska, we believe a large portion of our operation is more susceptible to adverse weather conditions. A general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition and results of operations.

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

Similarly, there are a number of legislative and regulatory initiatives and reforms at the federal, state and local levels. These initiatives include increasingly stringent laws to protect the environment, minimum wage requirements, mandatory paid sick or family leave, and health care mandates. These laws could affect our relationship with our workforce and the vendors that serve our airlines and cause our expenses to increase without an ability to pass through these costs. New initiatives with employer-funded costs, specifically those impacting Washington State, could disproportionately increase our cost structure as compared to our competitors.

Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Many airports have increased their rates and charges to air carriers to reflect higher costs of security, updates to infrastructure and other. Additional laws, regulations, taxes, airport rates and airport charges may be occasionally proposed that could significantly increase the cost of airline operations or reduce the demand for air travel. Although lawmakers may impose these additional fees and view them as “pass-through” costs, we believe that a higher total ticket price will influence consumer purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business. Additionally, changes in laws and regulations at the local level may be difficult to track and maintain compliance. Any instances of non-compliance could result in additional fines and fees.

The airline industry continues to face potential security concerns and related costs.

Terrorist attacks, the fear of such attacks or other hostilities involving the U.S. could have a significant negative effect on the airline industry, including us, and could:

•	significantly reduce passenger traffic and yields as a result of a dramatic drop in demand for air travel;

•	significantly increase security and insurance costs;

•	make war risk or other insurance unavailable or extremely expensive;

•	increase fuel costs and the volatility of fuel prices;

•	increase costs from airport shutdowns, flight cancellations and delays resulting from security breaches and perceived safety threats; and

•	result in a grounding of commercial air traffic by the FAA.

The occurrence of any of these events would harm our business, financial condition and results of operations.

We rely on third-party vendors for certain critical activities, which could expose us to disruptions in our operation or unexpected cost increases.

We rely on outside vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, regional flying, ground handling, fueling, computer reservation system hosting, telecommunication systems, information technology infrastructure and services, and deicing, among others.

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

Completion of remaining Virgin America integration activities may continue to incur substantial expenses.

Although the majority of our integration efforts have been completed, we continue to devote management attention, resources, and costs to integrating the business practices and operations of Virgin America. Certain milestones must still be completed, which will lead to additional costs. Any failure to complete these milestones in a seamless manner may create adverse impacts on guests, suppliers, employees, and other constituents.

Success of the merger is also dependent on cultivating a united culture with cohesive values and goals. Much of our continued success is tied to our guest loyalty. Failure to maintain and grow the Alaska culture could strain our ability to maintain relationships with guests, suppliers, employees and other constituencies. As part of this process, we may continue to incur substantial costs for employee programs.

Our plans to discontinue use of the Virgin America brand in 2019 are subject to an agreement with certain entities affiliated with the Virgin Group.

We are in the process of discontinuing all uses of the Virgin America brand in our operations, and anticipate the process will be complete in 2019. The Virgin Group licensor may terminate the agreement upon the occurrence of a number of specified events, including if we commit a material breach of our obligations under the agreement that is uncured for more than 10 business days. If we lose our rights to use the Virgin America brand before we have discontinued all uses of the brand, our current plan would need to be accelerated, which could have an adverse impact on our financial condition.

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

We continue to strive toward maintaining and improving our competitive cost structure by setting aggressive unit cost-reduction goals. This is an important part of our business strategy of offering the best value to our guests through low fares while achieving acceptable profit margins and return on capital. If we are unable to maintain our cost advantage over the long-term and achieve sustained targeted returns on invested capital, we will likely not be able to grow our business in the future or weather industry downturns. Therefore, our financial results may suffer.

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

Our strategy includes being the premier carrier for people living on the West Coast. This results in a high concentration of our business in key West Coast markets. A significant portion of our flights occur to and from our Seattle, Portland, and Bay Area hubs. In 2018, passengers to and from Seattle, Portland, and the Bay Area accounted for 82% of our total guests.

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

Alaska is dependent on Boeing and Airbus as its sole suppliers for aircraft and many aircraft parts. Horizon is similarly dependent on Bombardier and Embraer. Additionally, each carrier is dependent on sole suppliers for aircraft engines for each aircraft type. As a result, we are more vulnerable to issues associated with the supply of those aircraft and parts including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA. Should we be unable to resolve known issues with certain of our aircraft or engine suppliers, it may result in the inability to operate our aircraft for extended periods. Additionally, further consolidation amongst aircraft and aircraft parts manufacturers could further limit the number of suppliers. This could result in an inability to operate our aircraft or instability in the foreign countries in which the aircraft and its parts are manufactured.

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

We depend on automated systems to operate our business, including our airline reservation system, our telecommunication systems, our website, our maintenance systems, our check-in kiosks, mobile devices, and other systems. Substantially all of our tickets are issued to our guests as electronic tickets, and the majority of our guests check-in using our website, airport kiosks, or our mobile application. We depend on our reservation system to be able to issue, track and accept these electronic tickets. In order for our operations to work efficiently, we must continue to invest in new technology to ensure that our website, reservation system and check-in systems are able to accommodate a high volume of traffic, maintain information security and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures or service disruptions could reduce the attractiveness of our services and cause our guests to do business with another airline. In addition, we rely on other automated systems for crew scheduling, flight dispatch and other operational needs. We are in the final stages of moving our primary data facility. Disruptions, failed migration, untimely recovery, or a breach of these systems or the data center could result in the loss of important data, an increase of our expenses, an impact on our operational performance, or a possible temporary cessation of our operations.

Failure to appropriately comply with information security rules and regulations or safeguard our employee or guest data could result in damage to our reputation and cause us to incur substantial legal and regulatory cost.

We accept, store and transmit information about our guests, our employees, our business partners, and our business. Many international and U.S. jurisdictions have established or are in the process of establishing their own data security and privacy regulatory framework with which we, our business partners, and our corporate customers must comply. There are also various bills pending at the U.S. state and federal levels that could impose additional privacy and data security obligations. This uncertain and increasingly complex regulatory environment may result in significant expenses associated with increased investment in technology and the development of new operational processes, particularly as we continue to collect and retain large amounts of personal information. If our online activities or our other customer-facing technology systems do not function as designed, we may experience a loss of customer confidence, decreased sales, or be exposed to fraud, any of which could materially and adversely affect our reputation and operations. In addition, we frequently rely on third-party hosting sites and data processors, including cloud providers. To the extent that either we or third parties with whom we share information are found to be out of compliance with applicable laws and regulations, we could be subject to additional litigation, regulatory risks and reputational harm.

Cyber security threats have and will continue to impact our business. Failure to appropriately mitigate these risks could negatively impact our operations, reputation and financial condition.

Our sensitive information relies on secure transmission over public and private networks.  Our systems are subject to increasing and evolving cyber security risks. Unauthorized parties have attempted and continue to attempt to gain access to our systems and information, including through fraudulent misrepresentation and other means of deception. Methods used by unauthorized parties are continually evolving and may be difficult to identify. Because of these ever-evolving risks and regular attacks, we continue to review policies and educate our people on various methods utilized in attempts to gain unauthorized access to bolster awareness and encourage cautionary practices. However, the nature of these attacks means that proper policies and education may not be enough to prevent all unauthorized access. A compromise of our systems, the security of our infrastructure or those of other business partners that result in our information being accessed or stolen by unauthorized persons could adversely affect our operations and our reputation.

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

We incurred a significant amount of new debt to finance our acquisition of Virgin America. Although we have paid down a large portion of the merger-related debt, we now carry, and will continue to carry for the foreseeable future, a substantial amount of debt. Due to our high fixed costs, including aircraft lease commitments and debt service, a decrease in revenues would result in a disproportionately greater decrease in earnings.

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

As of December 31, 2018, the average age of our NextGen aircraft (B737-700, -800, -900, -900ERs) was approximately 8.1 years, the average age of our A319, A320, and A321neo aircraft was approximately 7.9 years, the average age of our E175 aircraft was approximately 1.4 years, and the average age of our Q400 aircraft was approximately 11.2 years. Currently, our newer aircraft require less maintenance than they will in the future. Any significant increase in maintenance expenses could have a material adverse effect on our results of operations.

The application of the acquisition method of accounting resulted in us recording a significant amount of goodwill, which could result in significant future impairment charges and negatively affect our financial results.

In accordance with acquisition accounting rules, we recorded goodwill on our consolidated balance sheet to the extent the Virgin America acquisition purchase price exceeded the net fair value of Virgin America’s tangible and identifiable intangible assets and liabilities as of the acquisition date. Goodwill is not amortized, but is tested for impairment at least annually. We could record impairment charges in our results of operations as a result of, among other items, extreme fuel price volatility, a significant decline in the fair value of certain tangible or intangible assets, unfavorable trends in forecasted results of operations and cash flows, uncertain economic environment and other uncertainties. We can provide no assurance that a significant impairment charge will not occur in one or more future periods. Any such charges may materially negatively affect our financial results.

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

LABOR RELATIONS AND LABOR STRATEGY

Failure to fully integrate Virgin America’s workforce with Alaska’s workforce, unsuccessful attempts to strengthen our relationships with union employees or loss of key personnel, or a significant increase in labor costs could adversely affect our business and results of operations.

Since acquiring Virgin America, joint collective bargaining agreements or transition agreements have been signed with all unionized workforces except aircraft technicians. Work will continue in 2019 to fully implement these integration agreements, and to reach an agreement with the aircraft technicians. Failure to reach fully integrated work groups presents the potential for delays in achieving expected synergies and other benefits of integration, or labor disputes that could adversely affect our operations and costs.

Should employees engage in job actions, such as slow-downs, sick-outs, or other actions designed to disrupt normal operations and pressure the employer to acquiesce to bargaining demands during Section 6 negotiations or transition agreement discussions, although unlawful until after lengthy mediation attempts, the operation could be significantly impacted. Although we have a long track record of fostering good communications, negotiating approaches and developing other strategies to enhance workforce engagement in our long-term vision, unsuccessful attempts to strengthen relationships with union employees or loss of key personnel could divert management’s attention from other projects and issues, which could adversely affect our business and results of operations.

Labor costs remain a significant component of our total expenses. In addition to costs associated with represented employee groups, labors costs could also increase for non-unionized employees and via vendor agreements as we work to compete for highly skilled and qualified employees against the major U.S. airlines and other businesses in a thriving job market. Although ample efforts have been dedicated to right-sizing our management structure following the merger with Virgin America, these increased labor costs may adversely affect our financial performance.

The inability to attract, retain and train qualified personnel could result in guest impacts and adversely affect our business and results of operations.

We compete against other major U.S. airlines for pilots, aircraft technicians and other skilled labor. As more pilots in the industry approach mandatory retirement age, the U.S. airline industry may be affected by a pilot shortage. Attrition beyond normal levels, the inability to attract new pilots, or our key vendors' inability to attract and retain mechanics or other skilled labor positions could negatively impact our operating results. As a result, our business prospects could be harmed. Additionally, we may be required to increase our wage and benefit packages, or pay increased rates to our vendors, to retain these positions. This would result in increased overall costs and impacts to our financial position.

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

AIRCRAFT

The following table describes the aircraft we operate and their average age at December 31, 2018:

Aircraft Type	Seats	Owned	Leased	Total	Average Age in Years
B737 Freighters	—	3	—	3	17.9
B737 NextGen	124-178	149	10	159	8.1
A319/A320	119-149	10	53	63	8.8
A321neo	185	—	8	8	1.1
Total Mainline Fleet		162	71	233	8.2
Q400	76	30	9	39	11.2
E175	76	26	32	58	1.4
Total Regional Fleet		56	41	97	5.3
Total		218	112	330	7.3

“Management’s Discussion and Analysis of Financial Condition and Results of Operations" discusses future orders and options for additional aircraft. “Liquidity and Capital Resources" provides more information about aircraft that are used to secure long-term debt arrangements or collateralize credit facilities.

Alaska’s leased B737 aircraft have lease expiration dates between 2020 and 2026. Alaska’s leased A319, A320, and A321neo aircraft have expiration dates between 2019 and 2030. Horizon’s leased Q400 aircraft have expiration dates between 2019 and 2021. The leased E175 aircraft are through our capacity purchase agreement with SkyWest. Alaska and Horizon have the option to extend some of the leases for additional periods, or the right to purchase the aircraft at the end of the lease term, usually at the fair-market value of the aircraft.

GROUND FACILITIES AND SERVICES

In various cities in the state of Alaska, we own terminal buildings and two multi-bay hangars. We also own several buildings located at or near Seattle-Tacoma International Airport (Sea-Tac). These include a multi-bay hangar and shops complex (used primarily for line maintenance), a flight operations and training center, an air cargo facility, an information technology office and data center, and various other commercial office buildings. Additionally, in 2018 we began developing a property near our existing headquarters facility for additional office space.

At the majority of the airports we serve, we lease ticket counters, gates, cargo and baggage space, ground equipment, office space and other support areas. Airport leases contain provisions for periodic adjustments of lease rates. We are typically responsible for maintenance, insurance and other facility-related expenses and services under these agreements. We also lease operations, training, administrative, and data center facilities in Burlingame, CA; Portland, OR; Quincy, WA; and Spokane, WA as well as line maintenance stations in Boise, ID; San Jose, CA; Redmond, OR; Seattle, WA; Kent, WA; and Spokane, WA. Further, we lease call center facilities in Phoenix, AZ, Boise, ID, and Kent, WA.

Beginning in 2019, under the new lease accounting standard (Topic 842) leased aircraft, certain leased space on airport property, and the majority of our operations, training, administrative, and data center facility leases will be recognized on the balance sheet as a liability representing the lease payments owed, and a right-of-use asset representing our right to use the underlying asset.

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

In 2015, three flight attendants filed a class action lawsuit seeking to represent all California-based Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws. The court certified a class of approximately 1,800 flight attendants in November 2016. The Company believes the claims in this case are without factual and legal merit.

In July 2018, the Court granted in part Plaintiffs' motion for summary judgment, finding Virgin America, and Alaska Airlines, as a successor-in-interest to Virgin America, responsible for various damages and penalties sought by the class members. On February 4, 2019, the Court entered final judgment against Virgin America and Alaska Airlines in the amount of approximately $78 million. It did not award behavioral relief from Alaska Airlines.

The Company will then seek an appellate court ruling that the California laws on which the judgment is based are invalid as applied to national airlines pursuant to the U.S. Constitution and federal law and for other employment law and improper class certification reasons. The Company remains confident that a higher court will respect the federal preemption principles that were enacted to shield inter-state common carriers from a patchwork of state and local wage and hour regulations such as those at issue in this case and agree with the Company's other bases for appeal. For these reasons, no loss has been accrued.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2018, there were 130,813,476 shares of common stock of Alaska Air Group, Inc. issued, 123,194,430 shares outstanding, and 2,087 shareholders of record. In 2018, we paid quarterly dividends of $0.32 per share in March, June, September and December. Our common stock is listed on the New York Stock Exchange (symbol: ALK).

SALES OF NON-REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum remaining dollar value of shares that can be purchased under the plan (in millions)
October 1, 2018 - October 31, 2018 (a)	72,448	$63.48	72,448
November 1, 2018 - November 30, 2018 (a)	68,185	67.80	68,185
December 1, 2018 - December 31, 2018 (a)	52,611	64.22	52,611
Total	193,244	$65.21	193,244	$562

(a)	Purchased pursuant to the $1 billion repurchase plan authorized by the Board of Directors in August 2015.

PERFORMANCE GRAPH

The following graph compares our cumulative total stockholder return since December 31, 2013 with the S&P 500 Index and the Dow Jones U.S. Airlines Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2013.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

We have recast our financial information for fiscal years 2017 and 2016 to reflect the impacts of the new revenue recognition accounting standard and retirement benefits accounting standard which both became applicable beginning January 1, 2018. Fiscal years 2015 and 2014 were not recast to reflect the impacts of these standards, and are presented as they were previously reported.

Year Ended December 31 (in millions, except per-share amounts):	2018	2017	2016	2015	2014
CONSOLIDATED OPERATING RESULTS (audited)
Operating Revenues	$8,264	$7,894	$5,925	$5,598	$5,368
Operating Expenses	7,621	6,686	4,619	4,300	4,406
Operating Income	643	1,208	1,306	1,298	962
Nonoperating income (expense), net of interest capitalized(a)	(58)	(49)	10	14	13
Income before income tax	585	1,159	1,316	1,312	975
Net Income	$437	$960	$797	$848	$605
Average basic shares outstanding	123.230	123.211	123.557	128.373	135.445
Average diluted shares outstanding	123.975	123.854	124.389	129.372	136.801
Basic earnings per share	$3.55	$7.79	$6.45	$6.61	$4.47
Diluted earnings per share	$3.52	$7.75	$6.41	$6.56	$4.42
Cash dividends declared per share	$1.28	$1.20	$1.10	$0.80	0.50
CONSOLIDATED FINANCIAL POSITION (audited)
At End of Period (in millions):
Total assets	$10,912	$10,746	$9,968	$6,530	$6,059
Long-term debt, including current portion	$2,103	$2,569	$2,964	$683	$798
Shareholders' equity	$3,751	$3,460	$2,744	$2,411	$2,127
OPERATING STATISTICS (unaudited)(d)
Consolidated:(b)
Revenue passengers (000)	45,802	44,005	34,289	31,883	29,287
RPMs (000,000) "traffic"	54,673	52,338	37,209	33,578	30,718
ASMs (000,000) "capacity"	65,335	62,072	44,135	39,914	36,078
Load factor	83.7%	84.3%	84.3%	84.1%	85.1%
Yield	13.96¢	13.95¢	14.49¢	14.27¢	14.91¢
RASM	12.65¢	12.72¢	13.43¢	14.03¢	14.88¢
CASMex(c)	8.50¢	8.25¢	8.32¢	8.30¢	8.36¢
Mainline:
Revenue passengers (000)	35,603	34,510	24,838	22,869	20,972
RPMs (000,000) "traffic"	49,781	48,236	33,489	30,340	27,778
ASMs (000,000) "capacity"	59,187	56,945	39,473	35,912	32,430
Load factor	84.1%	84.7%	84.8%	84.5%	85.7%
Yield	13.01¢	13.02¢	13.18¢	12.98¢	13.58¢
CASMex(c)	7.73¢	7.50¢	7.39¢	7.39¢	7.45¢
Regional (b):
Revenue passengers (000)	10,199	9,495	9,452	9,015	8,306
RPMs (000,000) "traffic"	4,892	4,101	3,720	3,238	2,940
ASMs (000,000) "capacity"	6,148	5,127	4,662	4,002	3,648
Load factor	79.6%	80.0%	79.8%	80.9%	80.6%
Yield	23.66¢	24.96¢	26.26¢	26.37¢	27.40¢

(a)	Capitalized interest was $18 million, $17 million, $25 million, $34 million and $20 million for 2018, 2017, 2016, 2015 and 2014.

(b)	Includes flights under Capacity Purchase Agreements operated by SkyWest and PenAir.

(c)	See reconciliation to the most directly related Generally Accepted Accounting Principles (GAAP) measure in the "Results of Operations" section.

(d)	See "Glossary of Terms" for definitions of the abbreviated terms.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our company, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes. All statements in the following discussion that are not statements of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this report’s introductory cautionary note and the risks mentioned in Part I, “Item 1A. Risk Factors.” This overview summarizes the MD&A, which includes the following sections:

•	Year in Review—highlights from 2018 outlining some of the major events that happened during the year and how they affected our financial performance.

•
Results of Operations—an in-depth analysis of our revenues by segment and our expenses from a consolidated perspective for the three years presented in our consolidated financial statements. To the extent material to the understanding of segment profitability, we more fully describe the segment expenses per financial statement line item. Financial and statistical data is also included here. As discussed in Note 2, the adoption of two new accounting standards resulted in retroactive adjustments to our 2017 and 2016 financial information as reported. We have recast our financial information to reflect the impact of those standards. Additionally, as Virgin America was acquired on December 14, 2016, its financial and operational results are reflected in the year ended December 31, 2017, but not in the comparative prior period. However, for comparability purposes, we have added "Combined Comparative" information for 2016, which is more fully described below. This section includes forward-looking statements regarding our view of 2019. Further information about the acquisition of Virgin America can be found in our previously filed Forms 10-K for 2016 and 2017.

•	Liquidity and Capital Resources—an overview of our financial position, analysis of cash flows, sources and uses of cash, contractual obligations and commitments and off-balance sheet arrangements.

•	Critical Accounting Estimates—a discussion of our accounting estimates that involve significant judgment and uncertainties.

YEAR IN REVIEW

December 2018 marked the two-year anniversary of our acquisition of Virgin America. As we look back over that time, we are very pleased with how far we have come. Just 24 months ago, we were two airlines in complementary geographies with distinct products, operating processes and cultures. We also had separate FAA certificates, labor agreements, and systems. As we stand today, virtually all of that has changed. Our operating processes are fully aligned, substantially all of our systems have been merged, and all but one of our labor groups are under single collective bargaining agreements. Through 2018, we have completed about 95% of our major integration milestones and we continue to make great progress on a number of fronts. Culturally, our employees are coming together as one team. Across the fleet, our guest experience is increasingly aligned, and we will reach full alignment early in 2020 as we complete the renovation of the Airbus fleet. We recently began to swap Boeing and Airbus aircraft onto the most appropriate routes. Our flight attendants began flying as integrated crews in January 2019, and we are working on the integration of our pilot schedules now.

With much of the integration work behind us, we are shifting our focus to realizing the merger synergies and maturing our recent network expansions. Our core business remains strong and we continue to leverage the financial and operational discipline that has long been a source of our competitive advantage. In 2018, we announced or launched a host of new revenue initiatives, including increases to bag fees to better align with the industry, the introduction of Saver Fares, and the reconfiguration of Airbus aircraft. We continue to invest heavily in our brand and product, through projects like satellite connectivity for our full Mainline fleet, updating and expanding airport lounges, and introducing new food and beverage choices onboard. These investments, among others, are laying the ground work as we look to grow revenues and strengthen margins in 2019 and beyond.

In 2018, we posted our 15th consecutive annual profit on an adjusted basis. Our pretax income was $585 million, compared to $1.2 billion in 2017. Our 2018 pretax income on an adjusted basis (a non-GAAP financial measure) was $739 million, a decrease of 42% from 2017. Adjusted pretax income for 2018 excludes $87 million of merger-related costs associated with our acquisition of Virgin America, $45 million of other one-time special charges, and $22 million of mark-to-market fuel hedge adjustments.

The decrease in adjusted pretax income was driven largely by an increase in operating expenses, excluding fuel and special items, of $430 million, and an increase in fuel expense of $489 million due to significantly higher fuel prices. The increased costs were partially offset by an improvement in operating revenues of $370 million.

Revenue growth of $370 million was driven by continued network expansion and aircraft added to our fleet since prior year, allowing us to grow capacity about 5%. The regional business grew more quickly as we took delivery of 25 new E175 regional jets and grew capacity by 20%. As we look to 2019, we are slowing our capacity growth to 2% as we focus on strengthening our performance across the network and expanding margins.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

2018 Accomplishments and Highlights

Recognition and Awards - Alaska

•	Ranked "Highest in Customer Satisfaction Among Traditional Carriers" in 2018 by J.D. Power for the 11th year in a row.

•	Named "Best U.S. Airline" by Condé Nast Traveler in their 2018 Readers Choice Awards.

•	Mileage Plan™ ranked first in U.S. News & World Report's list of Best Travel Rewards Programs for the fourth time.

•	Ranked among the best U.S. airlines by Consumer Reports for economy flights and overall satisfaction by passengers.

•	Ranked No. 1 for performance and quality in the Airline Quality Rating study for the second year in a row.

•	Won the "Best Rewards Program" for Mileage Plan™ for carriers in the Americas region in the annual FlyerTalk Award for the second year in a row.

•	Top-ranked airline in America for the second year in a row by The Points Guy.

•	Received 17th Diamond Award of Excellence from the Federal Aviation Administration, recognizing both Alaska's and Horizon's aircraft technicians for their commitment to training.

•	Ranked as one of only two U.S. airlines in the Top 20 safest airlines in the world for 2018 by AirlineRatings.com.

•	Rated "Best Airline Staff in North America" and "Best Regional Airline in North America" by Skytrax.

•	Won the 2018 APEX Passenger Choice Award for Best Food and Beverage in the Americas.

•	Ranked as the top U.S. airline in the Dow Jones Sustainability Index (DJSI) for the second consecutive year, receiving top scores for “corporate governance” and “efficiency.”

Our People and Communities

•	Ranked among Forbes' 2018 "America's Best Employers" for the fourth year in a row.

•	Awarded $147 million in incentive pay for 2018.

•	Reached joint agreements for all work groups except aircraft technicians.

•	Launched Flight Path, a work shop for every Air Group employee that includes a mix of presentations, open-and-honest dialogue and interactive activities focused on Alaska's culture and future.

•
Donated over $17 million and contributed more than 44,000 volunteer hours to support nonprofits in our local communities, focusing on youth and education, medical (research/transportation) and community outreach.

Shareholder Return

In 2018, we paid cash dividends of $158 million and repurchased 776,186 shares of our common stock for $50 million under the $1 billion share repurchase program authorized by our Board of Directors in August 2015. As of December 31, 2018, the Company has repurchased approximately 6 million shares for $438 million under this program.

Since 2007, we have repurchased 61 million shares of common stock for $1.6 billion for an average price of approximately $27.20 per share. In 2018, we increased our quarterly dividend 7% from $0.30 per share to $0.32 per share, and, subsequent to December 31, 2018, we announced a 9% increase to $0.35 per share for 2019. Overall, we returned $208 million to shareholders during 2018. We expect to continue to return capital to shareholders in 2019, primarily in the form of dividends.

Labor Update

In July 2018, Alaska dispatchers, represented by TWU, ratified a merger transition agreement. And, in the third quarter, our pilots finalized their integrated seniority list. As a result, all Mainline groups except for aircraft technicians, are now under a single collective bargaining agreement and have an integrated seniority list. Additionally, we are currently in negotiations with IAM, who represent our clerical, office and passenger service employees as well as our ramp and stores agents. We are optimistic that we will reach a long-term agreement with this work group early in 2019.

Other

In April, we entered into an agreement to lease 12 airport slots at LaGuardia Airport (LGA) and eight airport slots at Reagan National Airport (DCA) to another carrier. The lease began in October 2018 and continues through 2028. This agreement enables us to monetize these valuable slots, and reallocate flying from Dallas Love Field (DAL) to more strategic and profitable opportunities on the West Coast. We maintain the right to resume flying using these slots, should we choose to do so, in 2028 when the agreement expires, or if perimeter restrictions change.

On August 10, 2018, one of our Q400 aircraft was taken without authorization by an employee from Sea-Tac International Airport. The aircraft crashed in a remote area south of the airport, resulting in the loss of life of the individual flying the aircraft. There were no other fatalities and no ground structures were involved at the crash site. The loss of the aircraft is a fully insured event with no deductibles. Air Group's aviation insurance program is secured with a number of highly rated insurers on quota share programs. Presenting a claim to all insurers on the programs commenced only after the aircraft wreckage was released from governmental authorities in late September 2018. The FBI concluded their investigation in November 2018. We are currently working with insurers to finalize our claim and expect to receive proceeds in the first half of 2019.

Outlook

In 2019 and beyond, we are focused on completing our integration of Boeing and Airbus operations and realizing the full synergies from the merger. We are investing in our people through an all-employee workshop called Flight Path so that we can have face-to-face conversations between leaders and our employees and come together as one team. We know our people are our greatest competitive advantage and that investment, along with investments in our product, will allow us to continue to be recognized in the industry as one of the best in customer satisfaction.

In 2019, some of the more notable guest experience enhancement projects underway include adding high-speed satellite connectivity to our entire Boeing and Airbus fleets, further upgrades to our onboard menu offerings, updating and expanding airport lounges, and working with the Port of Seattle to open a state-of-the-art 20-gate North Satellite Concourse at Sea-Tac Airport. We also have begun the retrofit of our Airbus fleet, which will allow us to align the product across both Mainline aircraft platforms.

We have also announced new revenue initiatives that are competitively driven and incremental to our expected merger synergies. In Fall 2018 we introduced a new option for our guests called the "Saver Fare," a low-fare product which we believe will result in incremental annual revenue of approximately $100 million in 2019. In addition, we have implemented a series of other revenue initiatives that we expect to add $50 million of revenue in 2019, such as offering exit rows for sale, introducing demand-based pricing for our premium class seats, leveraging new technology to better manage revenue post-sale, and eliminating fee waivers for changes made outside of 60 days. Furthermore, we announced an increase in our checked bag fees which is also expected to add approximately $50 million of incremental revenue in 2019, bringing the expected total of new revenue initiatives to $200 million. We believe these changes provide guests with more options and reflect the significant increase in the value of our expanded network and product.

In 2019, we will slow our capacity growth and renew our focus on expanding margins. Despite cost pressure from wage increases across our unionized labor groups and higher maintenance expenses, we will manage costs through productivity initiatives, schedule optimization and other initiatives. We expect to incur further costs associated with the ongoing integration of Virgin America, though less than in prior years. We also expect the price per gallon of jet fuel to decrease approximately 4% from the prior-year period. Our CASMex will be disproportionately impacted in the first quarter and first half of 2019 due to an increased mix of Regional flying, timing of heavy maintenance events, and costs for all-employee training. On a full year basis, however, we expect to see total unit costs excluding fuel to decrease in the second half of 2019, and expect a full year CASMex increase of 2% to 2.5%.

We expect to grow our combined network capacity in 2019 by approximately 2%, compared to 5.3% growth in 2018. Current schedules indicate competitive capacity will increase by roughly 4 points in the first quarter of 2019 compared to the first quarter of 2018. We believe that our product, our operation, our engaged employees, our award-winning service, and our competitive Mileage Plan™, combined with our strong balance sheet, give us the ability to compete successfully in the markets we serve.

RESULTS OF OPERATIONS

ADJUSTED (NON-GAAP) RESULTS AND PER-SHARE AMOUNTS

We believe disclosure of earnings excluding the impact of merger-related costs, mark-to-market gains or losses or other individual special revenues or expenses is useful information to investors because:

•
By excluding fuel expense and certain special items (including merger-related and other costs) from our unit metrics, we believe that we have better visibility into the results of operations and our non-fuel cost initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management (and investors) to understand the impact of (and trends in) company-specific cost drivers, such as labor rates and productivity, airport costs, maintenance costs, etc., which are more controllable by management.

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

ADOPTION OF NEW ACCOUNTING STANDARDS

We adopted the new revenue recognition and retirement benefit accounting standards on January 1, 2018, utilizing a full retrospective transition method. Accordingly, information for 2017 and 2016 in the following comparative discussions have been recast to reflect the new standards.
2018 COMPARED WITH 2017

Our consolidated net income for 2018 was $437 million, or $3.52 per diluted share, compared to net income of $960 million, or $7.75 per diluted share, in 2017.

Excluding the impact of merger-related costs, mark-to-market fuel hedge adjustments, a contract termination fee, and one-time bonuses paid to employees as a result of tax reform, our adjusted consolidated net income for 2018 was $554 million, or $4.46 per diluted share, compared to an adjusted consolidated net income of $791 million, or $6.38 per share, in 2017. The following table reconciles our adjusted net income and earnings per diluted share (EPS) during the full year 2018 and 2017 to amounts as reported in accordance with GAAP.

	Twelve Months Ended December 31,
	2018		2017
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income and diluted EPS	$437	$3.52	$960	$7.75
Mark-to-market fuel hedge (benefit)/expense	22	0.18	(7)	(0.06)
Special items—merger-related costs(a)	87	0.70	116	0.94
Special items - other (a)	45	0.36	—	—
Income tax effect on special items and fuel hedge adjustments	(37)	(0.30)	(41)	(0.33)
Special tax (benefit)/expense(b)	—	—	(237)	(1.92)
Non-GAAP adjusted net income and diluted EPS	$554	$4.46	$791	$6.38

(a)	Refer to Note 11 to the consolidated financial statement for the description of special items.

(b)
Special tax (benefit)/expense in 2017 is due to the remeasurement of deferred tax liabilities as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, offset by certain state tax law enactments.

CASM is summarized below:

	Twelve Months Ended December 31,
	2018		2017		% Change
Consolidated:
Total CASM	11.66	¢	10.77	¢	8.3%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.96		2.33		27.0%
Special items—merger-related costs(a)	0.13		0.19		(31.6)%
Special items—other(a)	0.07		—		NM
CASM, excluding fuel and special items	8.50	¢	8.25	¢	3.0%

Mainline:
Total CASM	10.78	¢	9.94	¢	8.5%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.83		2.24		26.3%
Special items—merger-related costs(a)	0.14		0.20		(30.0)%
Special items—other(a)	0.08		—		NM
CASM, excluding fuel and special items	7.73	¢	7.50	¢	3.1%

(a)	Refer to Note 11 to the consolidated financial statement for the description of special items.

OPERATING STATISTICS SUMMARY (unaudited)
Alaska Air Group, Inc.

Below are operating statistics we use to measure performance. As the acquisition of Virgin America closed on December 14, 2016, Consolidated and Mainline amounts presented below include Virgin America results for the period December 14, 2016 through December 31, 2016 in the twelve months ended December 31, 2016. Additionally, certain historical information has been adjusted to reflect the adoption of new accounting standards. We often refer to unit revenues and adjusted unit costs, which are non-GAAP measures.

	Twelve Months Ended December 31,
	2018	2017	Change	2016	Change
Consolidated Operating Statistics:(a)
Revenue passengers (000)	45,802	44,005	4.1%	34,289	28.3%
RPMs (000,000) "traffic"	54,673	52,338	4.5%	37,209	40.7%
ASMs (000,000) "capacity"	65,335	62,072	5.3%	44,135	40.6%
Load factor	83.7%	84.3%	(0.6) pts	84.3%	—
Yield(d)	13.96¢	13.95¢	0.1%	14.49¢	(3.7)%
RASM(d)	12.65¢	12.72¢	(0.6)%	13.43¢	(5.3)%
CASM excluding fuel and special items(b)(d)	8.50¢	8.25¢	3.0%	8.32¢	(0.8)%
Economic fuel cost per gallon(b)	$2.28	$1.82	25.3%	$1.52	19.7%
Fuel gallons (000,000)	839	797	5.3%	554	43.9%
ASM's per gallon	77.9	77.9	—%	79.7	(2.3)%
Average number of full-time equivalent employees (FTEs)	21,641	20,183	7.2%	14,760	36.7%
Mainline Operating Statistics:
Revenue passengers (000)	35,603	34,510	3.2%	24,838	38.9%
RPMs (000,000) "traffic"	49,781	48,236	3.2%	33,489	44.0%
ASMs (000,000) "capacity"	59,187	56,945	3.9%	39,473	44.3%
Load factor	84.1%	84.7%	(0.6) pts	84.8%	(0.1) pts
Yield(d)	13.01¢	13.02¢	(0.1)%	13.18¢	(1.2)%
RASM(d)	11.93¢	12.00¢	(0.6)%	15.01¢	(20.1)%
CASM excluding fuel and special items(b)(d)	7.73¢	7.50¢	3.1%	7.39¢	1.5%
Economic fuel cost per gallon(b)	$2.27	$1.82	24.7%	$1.52	19.7%
Fuel gallons (000,000)	727	706	3.0%	474	48.9%
ASM's per gallon	81.4	80.7	0.9%	83.3	(3.1)%
Average number of FTEs	16,353	15,653	4.5%	11,447	36.7%
Aircraft utilization	11.2	11.2	—%	10.5	6.7%
Average aircraft stage length	1,298	1,301	(0.2)%	1,225	6.2%
Mainline operating fleet at period-end	233 a/c	221 a/c	12 a/c	218 a/c	3 a/c
Regional Operating Statistics:(c)
Revenue passengers (000)	10,199	9,495	7.4%	9,452	0.5%
RPMs (000,000) "traffic"	4,892	4,101	19.3%	3,720	10.2%
ASMs (000,000) "capacity"	6,148	5,127	19.9%	4,662	10.0%
Load factor	79.6%	80.0%	(0.4) pts	79.8%	0.2 pts
Yield(d)	23.66¢	24.96¢	(5.2)%	26.26¢	(5.0)%

(a)	Except for FTEs, data includes information related to third-party regional capacity purchase flying arrangements.

(b)	See reconciliation of this non-GAAP measure to the most directly related GAAP measure in the accompanying pages.

(c)	Data presented includes information related to flights operated by Horizon and third-party carriers.

(d)	Information has been adjusted to reflect the adoption of new accounting standards.

OPERATING REVENUES

Total operating revenues increased $370 million, or 5%, during 2018 compared to the same period in 2017. The changes are summarized in the following table:

	Twelve Months Ended December 31,
(in millions)	2018	2017	% Change
Passenger revenue	$7,632	$7,301	4.5%
Mileage Plan other revenue	434	418	3.8%
Cargo and other	198	175	13.1%
Total operating revenues	$8,264	$7,894	4.7%

Passenger Revenue

On a consolidated basis, passenger revenue for 2018 increased by $331 million, or 5%, on a 5% increase in capacity, partially offset by a 0.6 pt decrease in load factor. The capacity increase was driven by the expansion of our network and fleet over the past year, although growth was lower than in 2017 as we slowed our expansion to allow for the maturation of a significant number of markets added after our acquisition of Virgin America. Lower load factor is a result of our growth and an increase in competitive capacity in markets we serve. In 2018, we began the first of a number of initiatives to combat competitive pressures, including increasing our bag fees, reconfiguring our Airbus cabins, and the introduction of our "Saver Fare" in the fourth quarter.

Mileage Plan other revenue

On a consolidated basis, Mileage Plan other revenue increased $16 million, or 4%, as compared to 2017, primarily due to growth in our affinity credit card program resulting in an increase in miles sold to our affinity credit card partner.

Cargo and Other Revenue

On a consolidated basis, Cargo and other revenue increased $23 million, or 13%, from 2017. The increase is primarily attributable to increased freight and mail capacity from our three freighters and utilizing our Airbus fleet to transport cargo. The remainder of the increase was due to increased lounge revenue as a result of our new lounges at JFK and Sea-Tac Airports.

OPERATING EXPENSES

Total operating expenses increased $935 million, or 14%, compared to 2017. We consider it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,
(in millions)	2018	2017	% Change
Fuel expense	$1,936	$1,447	33.8%
Non-fuel expenses	5,553	5,123	8.4%
Special items - merger-related costs	87	116	(25.0)%
Special items - other	45	—	NM
Total Operating Expenses	$7,621	$6,686	14.0%

Significant operating expense variances from 2017 are more fully described below.

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

Aircraft fuel expense increased $489 million, or 34%, compared to 2017. The elements of the change are illustrated in the following table:

	Twelve Months Ended December 31,
	2018		2017
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,938	$2.31	$1,437	$1.80
(Gain)/loss on settled hedges	(24)	(0.03)	17	0.02
Consolidated economic fuel expense	$1,914	$2.28	$1,454	$1.82
Mark-to-market fuel hedge adjustments	22	0.03	(7)	—
GAAP fuel expense	$1,936	$2.31	$1,447	$1.82
Fuel gallons	839		797

Raw fuel expense per gallon increased 28% due to higher West Coast jet fuel prices. West Coast jet fuel prices are impacted by both the price of crude oil, as well as the refining costs associated with the conversion of crude oil to jet fuel. The increase in raw fuel price per gallon during 2018 was driven by a 32% increase in refining margins and a 28% increase in crude oil prices, compared to the prior year. Fuel gallons consumed increased by 42 million, or 5%, consistent with the increase in capacity of 5%.

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

Gains recognized for hedges that settled during the year were $24 million in 2018, compared to losses of $17 million in 2017. These amounts represent cash paid for premium expense, offset by any cash received from those hedges at settlement.

As of the date of this filing, we expect our economic fuel price per gallon to decrease approximately 4% in the first quarter of 2019, as compared to the first quarter of 2018 due to decreasing crude oil prices. As both oil prices and refining margins are volatile, we are unable to forecast the full-year cost with any certainty.

Wages and Benefits

Wages and benefits increased during 2018 by $259 million, or 13%, compared to 2017. The primary components of wages and benefits are shown in the following table:

	Twelve Months Ended December 31,
(in millions)	2018	2017	% Change
Wages	$1,658	$1,468	12.9%
Pension—Defined benefit plans	48	39	23.1%
Defined contribution plans	126	103	22.3%
Medical and other benefits	245	216	13.4%
Payroll taxes	113	105	7.6%
Total wages and benefits	$2,190	$1,931	13.4%

Wages increased $190 million with a 7.2% increase in FTEs. The increase in FTEs is attributable to the growth in our business and the growth in McGee Air Services, which has brought certain airport ground service positions in-house that were previously reflected in Contracted Services expense. Additionally, the increase in wages is driven by higher wage rates for many work groups, including on average a 24% increase for our Mainline pilots and a 10% increase for our Mainline flight attendants, whose new contract rates became effective in the fourth quarter of 2017 and the first quarter of 2018, respectively.

Costs associated with our defined contribution plans increased $23 million, or 22%, due to FTE growth, increased participation throughout all labor groups and higher contribution rates for Mainline pilots and flight attendants as a result of new contract rates effective in the fourth quarter of 2017 and first quarter of 2018, respectively.

Medical and other benefits expense increased $29 million, or 13%, primarily due to FTE growth and rising medical costs.

We expect wages and benefits expense to be higher in 2019 compared to 2018 on an approximate 2% - 3% increase in FTEs. Our guidance does not include the impact of any future agreements we may reach with aircraft technicians or the IAM labor group.

Variable Incentive Pay

Variable incentive pay expense increased to $147 million in 2018 from $135 million in 2017 due to a higher wage base upon which achievement percentage is applied as compared to the prior year, as well as a higher number of months where we achieved our monthly OPR goals.

Aircraft Maintenance

Aircraft maintenance costs increased by $44 million, or 11%, compared to 2017. Maintenance costs increased primarily due to a power-by-the-hour engine maintenance arrangement on our B737-800 aircraft which was entered into, and became effective, in the fourth quarter of 2017. Although the agreement results in increased expense earlier in the engine life cycle of B737-800 aircraft, it allows for much more predictable expense patterns over the fleet life. The remaining increase was due to higher volumes of scheduled and unscheduled maintenance events as compared to the prior period.

We expect aircraft maintenance expense to increase 2% - 4% in 2019 due to increased volume of maintenance checks and airframe and engine component costs in 2019 as compared to 2018, due to our larger fleet. We expect these costs to be higher in the first half of 2019, and then to decline as we proceed through the year.

Aircraft Rent

Aircraft rent expense increased $41 million, or 15%, compared to 2017, primarily due to the the addition of four A321neos to our Mainline fleet and nine E175s added to our CPA agreement with SkyWest in 2018.

We expect aircraft rent to increase in 2019 at a greater rate than our forecasted capacity growth due to the full year impact of these aircraft, as well as two additional A321neo deliveries in 2019.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased $39 million, or 8%, compared to 2017, primarily driven by our 5% increase in capacity and rate increases at many of our hub airports.

We expect landing fees and other rental expense to grow 7% to 10% in 2019 as we continue to add capacity to our network. We also expect to see rate increases at many airports we serve, specifically our hubs, as significant capital programs are undertaken.

Selling Expenses

Selling expenses decreased by $42 million, or 11%, compared to 2017. This decrease was primarily due to lower credit card commissions and decreased promotional and advertising activities, notably those related to Virgin America.

We expect selling expense to decrease in 2019, due primarily to a continued improvement in our credit card rates, decreased spending on advertising and distribution, as well as aggressive targets set to reduce our vendor costs.

Depreciation and Amortization

Depreciation and amortization expenses increased by $26 million, or 7%, compared to 2017, primarily due to the addition of eight owned B737-900ERs and 16 owned E175s to our fleet since December 31, 2017, as well as the acceleration of depreciation taken on certain of our Q400 aircraft.

We expect depreciation and amortization expense to increase 9% - 13% in 2019, primarily due to the full year impact of depreciation of our E175 aircraft delivered in 2018 and additional deliveries in 2019, as well as accelerated depreciation on our Q400 fleet as we begin to retire a portion of this fleet.

Food and Beverage Service

Food and beverage service expense increased by $16 million, or 8%, compared to 2017, due to the increased number of passengers, premium class offerings and enhancements to our onboard menu offerings to provide higher quality food and beverage products.

We expect food and beverage expenses to remain flat in 2019 compared to 2018, primarily due to our increasing focus on reducing waste and changes to our catering process for our regional business.

Third-party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPA agreements, increased $33 million, or 27%, in 2018 compared to 2017. The increase is primarily due to the addition of nine E175 aircraft operated by SkyWest in the current year.

We expect third-party regional carrier expense to continue to increase in 2019 as we realize the full-year impact of the additional E175 aircraft operated by SkyWest.

Special Items - Merger-Related Costs

We recorded $87 million of merger-related costs in 2018 associated with our ongoing integration of Virgin America operations, compared to $116 million in 2017. Costs incurred in 2018 consisted primarily of severance and retention costs, IT integration costs, and the write-off of Virgin America related assets connected with our transition to a single PSS in April 2018. We expect to continue to incur merger-related costs in 2019.

Special Items - Other

We recorded other special items of $45 million in 2018. These consisted of a one-time settlement fee of $20 million for the termination of a former maintenance services agreement which was subsequently replaced by a new agreement that provides more flexibility for the timing and scope of aircraft engine maintenance. The remaining $25 million was due to one-time bonuses paid to employees as a result of tax reform in early 2018.

Consolidated Nonoperating Income (Expense)

During 2018 we recorded nonoperating expense of $58 million, compared to nonoperating expense of $49 million in 2017. The increase is primarily due to certain disposal costs associated with nonoperating CRJ-700 aircraft.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 13 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segment's profitability.

Mainline

Mainline adjusted pretax profit was $809 million in 2018 compared to $1.2 billion in 2017. The $435 million decrease in pretax profit was primarily driven by a $306 million increase in Mainline non-fuel operating expenses and a $370 million increase in Mainline fuel expense. These increases were partially offset by a $231 million increase in Mainline operating revenue.

Non-fuel operating expense increased due to higher wages related to new contract wage rates for pilots and flight attendants, and higher other operating expense categories as described above. Higher raw fuel prices and an increase in gallons consumed drove the increase in Mainline fuel expense. Mainline revenue increased primarily due to increased revenue passengers on lower average fares.

Regional

Our Regional operations incurred a pretax loss of $100 million in 2018 compared to a pretax profit of $34 million in 2017. The pretax loss was primarily attributable to $172 million higher non-fuel operating expense and $90 million increase in fuel costs, partially offset by a $139 million increase in operating revenues. The increase in non-fuel operating expenses is primarily due to higher ownership costs associated with nine E175 aircraft operated by SkyWest that were added to the regional fleet over the past year, as well as higher CPA rates on a 20% increase in capacity.

Horizon

Horizon achieved a pretax profit of $27 million in 2018 compared to pretax loss of $8 million in 2017. The change was primarily driven by a significantly improved operation in 2018 as compared to 2017, a $17 million decrease in aircraft maintenance expense due to a lower volume of scheduled maintenance events as compared to the prior period, and a 11% increase growth in capacity attributable to 16 E175 aircraft added to Horizon's fleet over the past year.

2017 COMPARED WITH 2016

Our consolidated net income for 2017 was $960 million, or $7.75 per diluted share, compared to net income of $797 million, or $6.41 per diluted share, in 2016. Our financial results include results of Virgin America for the period from December 14, 2016 through December 31, 2016 and the impact of purchase accounting as of December 14, 2016. Refer to our previously filed Forms 10-K for 2016 and 2017 for additional information on accounting for our merger with Virgin America.

Excluding the impact of mark-to-market fuel hedge adjustments and special items, our adjusted consolidated net income for 2017 was $791 million, or $6.38 per diluted share, compared to an adjusted consolidated net income of $894 million, or $7.19 per share, in 2016. The following tables reconcile our adjusted net income and EPS during the full year 2017 and 2016 to amounts as reported in accordance with GAAP.

	Twelve Months Ended December 31,
	2017		2016
(in millions, except per-share amounts)	Dollars	Diluted EPS	Dollars	Diluted EPS
Reported GAAP net income and diluted EPS	$960	$7.75	$797	$6.41
Mark-to-market fuel hedge (benefit) expense	(7)	(0.06)	(13)	(0.11)
Special items—merger-related costs and other(a)	116	0.94	117	0.94
Income tax effect of special items(b)	(41)	(0.33)	(24)	(0.19)
Special income tax (benefit) expense(c)	(237)	(1.92)	17	0.14
Non-GAAP adjusted net income and diluted EPS	$791	$6.38	$894	$7.19

(a)	Refer to Note 11 to the consolidated financial statement for the description of special items.

(b)	Certain merger-related costs are non-deductible for tax purposes, resulting in a smaller income tax effect for adjusting items.

(c)
Special tax (benefit)/expense in 2017 is due to the remeasurement of deferred tax liabilities as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, offset by certain state tax law enactments. In 2016 it represents discrete impacts of adjustments to our position on income sourcing in various states.

CASM is summarized below:

	Twelve Months Ended December 31,
	2017		2016		% Change
Consolidated:
Total operating expenses per ASM (CASM)	10.77	¢	10.47	¢	2.9%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.33		1.88		23.9%
Special items—merger-related costs and other(a)	0.19		0.27		(29.6)%
CASM, excluding fuel and special items	8.25	¢	8.32	¢	(0.8)%

Mainline:
Total operating expenses per ASM (CASM)	9.94	¢	9.48	¢	4.9%
Less the following components:
Aircraft fuel, including hedging gains and losses	2.24		1.79		25.1%
Special items—merger-related costs and other(a)	0.20		0.30		(33.3)%
CASM, excluding fuel and special items	7.50	¢	7.39	¢	1.5%

(a)	Refer to Note 11 to the consolidated financial statement for the description of special items.

COMBINED COMPARATIVE OPERATING STATISTICS

Given the December 2016 acquisition of Virgin America, we believe that analysis of specific financial and operational results on a combined basis provides more meaningful year-over-year comparisons. The discussion below includes “Combined Comparative” results for 2016, determined as the sum of the historical consolidated results of Air Group and Virgin America. Additionally, we adopted the new Revenue Recognition and Retirement Benefit accounting standards on January 1, 2018 utilizing a full retrospective transition method. Pre-acquisition Virgin America 2016 results have not been retrospectively adjusted for these accounting standards, nor has it been conformed to reflect Air Group's historical financial statement presentation. The Combined Comparative information does not purport to reflect what our financial and operational results would have been had the acquisition been consummated at the beginning of the periods presented.

	Twelve Months Ended December 31,
	Air Group		Virgin America	Combined	Combined
	2017 (b)	2016(b)	2016(c)	2016(a)	Change
Consolidated:
Revenue passengers (in 000)	44,005	34,289	7,658	41,947	4.9%
RPMs (in 000,000)	52,338	37,209	11,545	48,754	7.4%
ASMs (in 000,000)	62,072	44,135	13,818	57,953	7.1%
Load Factor	84.3%	84.3%	(a)	84.1%	0.2 pts
RASM(b)	12.72¢	13.43¢	(a)	12.92¢	(1.5)%
CASMex(b)	8.25¢	8.32¢	(a)	8.11¢	1.7%
FTEs	20,183	14,760	2,618	17,378	16.1%

Mainline:
RPMs (in 000,000)	48,236	33,489	11,545	45,034	7.1%
ASMs (in 000,000)	56,945	39,473	13,818	53,291	6.9%
Load Factor	84.7%	84.8%	(a)	84.5%	0.2 pts
RASM(b)	12.00¢	15.01¢	(a)	14.05¢	(15.0)%
(a)2016 Combined operating statistics have been recalculated using the combined results.

(b)	Certain information has been adjusted to reflect the adoption of new accounting standards.

(c)	Column represents Virgin America 2016 financial results prior to the December 13, 2016 acquisition. Information has not been adjusted to reflect new accounting standards.

OPERATING REVENUES

Total operating revenues increased $2.0 billion, or 33%, during 2017 compared to the same period in 2016. On a Combined Comparative basis, total operating revenues increased $405 million or 5%. The changes, including the reconciliation of the impact of Virgin America on the comparative results, are summarized in the following table:

	Twelve Months Ended December 31,				Change
	Air Group		Virgin America	Combined	Combined
(in millions)	2017 (b)	2016(b)	2016(c)	2016(a)	$	%
Passenger revenue	$7,301	$5,392	$1,414	$6,806	$495	7.3%
Mileage Plan other revenue	418	370	—	370	48	13.0%
Cargo and other	175	163	150	313	(138)	(44.1)%
Total operating revenues	$7,894	$5,925	$1,564	$7,489	$405	5.4%
(a), (b), (c) See footnotes on the Combined Comparative Operating Statistics table above.

Passenger Revenue

On a consolidated basis, passenger revenue for 2017 increased by $1.9 billion, or 35% on a 41% increase in capacity driven by the acquisition of Virgin America, offset by a 3.7% decline in yield. On a Combined Comparative basis, Passenger revenue increased by $495 million or 7%, due to a 7% increase in capacity. The increase in capacity was driven by our continued network expansion and growth in the number of operating aircraft. In 2017, we launched 44 new markets to activate our new, larger network. Lower ticket yields (pricing) were impacted, in large part, by our new market growth and by competitor pricing actions felt more acutely in our California markets.

Mileage Plan other revenue

Mileage Plan other revenue increased by $48 million, or 13%, compared to 2016, primarily due to increases in miles sold to our affinity card partner during the year and Mileage Plan™ revenue earned from partner airlines.

Cargo and other

Cargo and other revenue increased $12 million, or 7%, from 2016, due to increased lounge revenues and freight services. On a Combined Comparative basis, Cargo and other revenue decreased $138 million or 44.1%. This decrease is primarily due to not reflecting the impact of the new revenue accounting standard on 2016 Pre-Acquisition Virgin America totals. Had the standard been applied, the majority of Virgin America's other revenue would have been moved to Passenger or Mileage Plan other revenue.

OPERATING EXPENSES

Total operating expenses increased $2.1 billion, or 45%, compared to 2016. On a Combined Comparative basis, total operating expenses increased $725 million, or 12%, primarily as a result of higher wages and benefits and higher fuel costs, among other increases. We believe it is useful to summarize operating expenses as follows, which is consistent with the way expenses are reported internally and evaluated by management:

	Twelve Months Ended December 31,				Change
	Air Group		Virgin America	Combined	Combined
(in millions)	2017 (b)	2016(b)	2016(c)	2016(a)	$	%
Fuel expense	$1,447	$831	$293	$1,124	$323	28.7%
Non-fuel expenses	5,123	3,671	1,028	4,699	424	9.0%
Special items	116	117	21	138	(22)	(15.9)%
Total Operating Expenses	$6,686	$4,619	$1,342	$5,961	$725	12%
(a), (b), (c) See footnotes on the Combined Comparative Operating Statistics table above.

Significant operating expense variances from 2016 are more fully described below.

Aircraft Fuel

Aircraft fuel expense increased $616 million, or 74%, compared to 2016. On a Combined Comparative basis, aircraft fuel expense increased $323 million , or 29%. The elements of the change are summarized in the following table:

	Twelve Months Ended December 31,
	2017		2016 as Reported		2016 Combined
(in millions, except for per gallon amounts)	Dollars	Cost/Gal	Dollars	Cost/Gal
Raw or "into-plane" fuel cost	$1,437	$1.80	$828	$1.49	$1,105	$1.49
Losses on settled hedges	17	0.02	16	0.03	34	0.05
Consolidated economic fuel expense	$1,454	$1.82	$844	$1.52	$1,139	$1.54
Mark-to-mark fuel hedge adjustments	(7)	—	(13)	(0.02)	(15)	(0.02)
GAAP fuel expense	$1,447	$1.82	$831	$1.50	$1,124	$1.52
Fuel gallons	797		554		739

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

	Twelve Months Ended December 31,				Change
	Air Group		Virgin America	Combined	Combined
(in millions)	2017 (b)	2016(b)	2016(c)	2016(a)	$	%
Wages and benefits	$1,931	$1,394	284	1,678	253	15.1%
Variable incentive pay	135	127	32	159	(24)	(15.1)%
Aircraft maintenance	391	270	80	350	41	11.7%
Aircraft rent	274	114	170	284	(10)	(3.5)%
Landing fees and other rentals	460	320	107	427	33	7.7%
Contracted services	314	247	60	307	7	2.3%
Selling expenses	368	248	123	371	(3)	(0.8)%
Depreciation and amortization	372	363	37	400	(28)	(7.0)%
Food and beverage service	195	126	49	175	20	11.4%
Third-party regional carrier expense	121	95	—	95	26	27.4%
Other	562	367	86	453	109	24.1%
Total non-fuel, non-special operating expenses	$5,123	$3,671	$1,028	$4,699	$424	9.0%
(a), (b), (c) See footnotes on the Combined Comparative Operating Statistics table above.

Wages and Benefits

Wages and benefits increased during 2017 by $537 million, or 39%, compared to 2016. On a Combined Comparative basis, total wages and benefits increased by $253 million or 15%. The primary components of wages and benefits, including a reconciliation of 2016 on a Combined Comparative basis, are shown in the following table:

	Twelve Months Ended December 31,				Change
	Air Group		Virgin America	Combined	Combined
(in millions)	2017 (b)	2016(b)	2016(c)	2016(a)	$	%
Wages	$1,468	$1,022	$224	$1,246	$222	18%
Medical and other benefits	216	192	23	215	1	—%
Defined contribution plans	103	67	22	89	14	16%
Pension—defined benefit plans	39	37	—	37	2	5%
Payroll taxes	105	76	15	91	14	15%
Total wages and benefits	$1,931	$1,394	$284	$1,678	$253	15%
(a), (b), (c) See footnotes on the Combined Comparative Operating Statistics table above.

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

Aircraft Maintenance

Aircraft maintenance costs increased by $121 million, or 45%, compared to 2016. On a Combined Comparative basis, aircraft maintenance costs increased $41 million, or 12%. Maintenance costs increased primarily due to timing of scheduled maintenance events in 2017, as well as a power-by-the-hour maintenance agreement for our B737-800 aricraft that began during the fourth quarter of 2017.

Aircraft Rent

Aircraft rent expense increased $160 million, or 140%, compared to 2016. On a Combined Comparative basis, aircraft rent expense decreased $10 million, or 4%, primarily due to the resetting of straight-line aircraft rent resulting from purchase price accounting for leases held by Virgin America.

Landing Fees and Other Rentals

Landing fees and other rental expenses increased $140 million, or 44%, compared to 2016. On a Combined Comparative basis, landing fees and other rental expenses increased $33 million, or 8%, primarily due to increased flying in 2017 as we increased capacity by 7% and entered into 44 new markets.

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

Selling Expenses
Selling expenses increased by $120 million, or 48%, compared to 2016. On a Combined Comparative basis, selling expenses decreased $3 million, or 1%. The 2016 Pre-Acquisition Virgin America balances were not adjusted to reflect the new revenue recognition standard. Had the standard been applied, Virgin America's selling expenses would have decreased in 2016, resulting in a Combined Comparative year over year increase in selling expenses, mostly due to increased promotional and advertising activities.

Depreciation and Amortization

Depreciation and amortization expenses increased by $9 million, or 2%, compared to 2016. On a Combined Comparative basis, depreciation and amortization expense decreased $28 million, or 7%, primarily due to a change in the estimated useful lives of certain B737 operating aircraft and related parts from 20 years to 25 years, which was effective October 1, 2016, partially offset by the addition of 14 B737-900ERs and 10 E175s to our fleet during 2017.

Food and Beverage Service

Food and beverage service expenses increased by $69 million, or 55%, compared to 2016. On a Combined Comparative basis, food and beverage service expenses increased $20 million, or 11%, due to the increased number of passengers, premium class offerings and enhancements to our onboard menu offerings to provide higher quality food and beverage products.

Third-Party Regional Carrier Expense

Third-party regional carrier expense, which represents payments made to SkyWest and PenAir under our CPAs, increased $26 million, or 27%, in 2017 compared to 2016. The increase was primarily due to the addition of eight E175 aircraft operated by SkyWest in 2017.

Other Operating Expenses

Other operating expenses increased $195 million, or 53%, compared to 2016.  On a Combined Comparative basis, other operating expenses increased $109 million, or 24%, primarily due to higher costs associated with crew costs such as hotels and per diems, training, higher IT costs, an increase in scrapped parts inventory, and higher property taxes.

Special Items—Merger-Related Costs

We recorded special items of $116 million for merger-related costs associated with our acquisition of Virgin America in 2017, compared to $117 million in 2016, which reflects the results of Virgin America from December 14, 2016 through December 31, 2016, and $138 million on a Combined Comparative basis in 2016. Costs incurred in 2017 consisted primarily of severance and retention costs, and IT integration costs.

Consolidated Nonoperating Income (Expense)

During 2017, we recorded nonoperating expense of $49 million, compared to nonoperating income of $10 million in 2016. On a Combined Comparative basis, nonoperating expense increased by $40 million, primarily due to interest expense incurred in 2017 on the debt issued in 2016 to finance the acquisition of Virgin America.

ADDITIONAL SEGMENT INFORMATION

Refer to Note 13 of the consolidated financial statements for a detailed description of each segment. Below is a summary of each segments' profitability.

Mainline

Mainline adjusted pretax profit was $1.2 billion in 2017 compared to $1.3 billion in 2016. On a Combined Comparative basis, Mainline adjusted pretax profit decreased by $267 million. The table below provides the reconciliation of the impact of Virgin America on the comparative results for our Mainline segment, excluding merger-related costs and mark-to-market fuel-hedge accounting charges:

	Twelve Months Ended December 31,				Change
	Air Group		Virgin America	Combined	Combined
(in millions)	2017 (b)	2016(b)	2016(c)	2016(a)	$
Mainline
Operating revenues	$6,832	$4,908	$1,564	$6,472	$360
Non-fuel, non-special operating expenses	4,271	2,919	1,028	3,947	324
Economic fuel	1,282	719	293	1,012	270
Operating income	1,279	1,270	243	1,513	(234)
Nonoperating income (expense)	(35)	17	(19)	(2)	(33)
Pretax profit	$1,244	$1,287	$224	$1,511	$(267)
(a), (b), (c) See footnotes on the Combined Comparative Operating Statistics table above.

The $267 million decrease in Combined Comparative pretax profit was driven by a $270 million increase in Mainline fuel expense, a $324 million increase in Mainline non-fuel operating expenses, and a $33 million increase in nonoperating expense. These increases were partially offset by a $360 million increase in Mainline passenger revenue. Higher raw fuel prices and an increase in gallons consumed to support additional flying, drove the increase in Mainline fuel expense. Non-fuel operating expenses increased due to higher wages to support our growth, and higher operating expenses as described above. Nonoperating expense increased primarily due to increased interest expense. Mainline revenue increased due to higher capacity from new routes.

Regional

Our Regional operations contributed a pretax profit of $34 million in 2017 compared to $124 million in 2016. The $90 million decrease in pretax profit was driven by an $83 million higher non-fuel operating expense due in large part to increased capacity, and higher raw fuel costs, partially offset by a $40 million increase in revenue.

Horizon

Horizon incurred a pretax loss of $8 million in 2017 compared to pretax profit of $10 million in 2016. The change was primarily driven by $20 million higher non-fuel operating expenses. Non-fuel expenses increased primarily due to higher wage and training expense as a result of the increase in FTE's, increased costs associated with flight cancellations, and a $9 million ratification bonus expense in connection with the agreement reached with Horizon's pilots.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Our existing cash and marketable securities balance of $1.2 billion, and our expected cash from operations;

•	Our 104 unencumbered aircraft in the operating fleet as of December 31, 2018, that could be financed, if necessary; and

•	Our combined bank line-of-credit facilities, with no outstanding borrowings, of $400 million. Information about these facilities can be found in Note 6 to the consolidated financial statements.

In 2018, we took delivery of eight owned B737-900ER and 16 owned E175 aircraft, made debt payments totaling $807 million, and secured $339 million of new borrowings. We also continued to return capital to our shareholders by paying dividends totaling $158 million and repurchasing $50 million of our common stock. Because of our strong balance sheet and financial performance, we are one of only three airlines in the U.S. with investment grade credit ratings.

We believe that our current cash and marketable securities balance, combined with future cash flows from operations and other sources of liquidity, will be sufficient to fund our operations and meet our debt payment obligations for the foreseeable future.

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

The table below presents the major indicators of financial condition and liquidity:

(in millions, except per share and debt-to-capital amounts)	December 31, 2018	December 31, 2017	Change
Cash and marketable securities	$1,236	$1,621	$(385)
Cash, marketable securities and unused lines of credit as a percentage of trailing twelve months revenue	20%	26%	(6) pts
Long-term debt, net of current portion	$1,617	$2,262	$(645)
Shareholders’ equity	$3,751	$3,460	$291
Long-term debt-to-capital including net present value of aircraft operating lease payments(a)	47%	53%	(6) pts

(a)
Calculated using the present value of remaining aircraft lease payments for aircraft that are in our operating fleet as of the balance sheet date. In 2019, following the adoption of the new lease accounting standard, this calculation will be performed utilizing the lease right-of-use asset as capitalized on our balance sheet. It is not expected to significantly change the ratio.

The following discussion summarizes the primary drivers of the increase in our cash and marketable securities balance and our expectation of future cash requirements.

ANALYSIS OF OUR CASH FLOWS

Cash Provided by Operating Activities

Net cash provided by operating activities was $1.2 billion in 2018 compared to $1.6 billion in 2017. The decrease of $395 million is primarily due to a decrease in our net income for reasons previously discussed.

In 2017, we generated $1.6 billion in operating cash flows compared to $1.4 billion in 2016. The increase of $204 million was due to an increase in our net income.

We typically generate positive cash flows from operations, and expect to use that cash flow to buy aircraft and capital equipment, to make debt payments, and to return capital to shareholders. During 2016, we paused our share repurchase program as we prepared for the acquisition of Virgin America. We resumed our share repurchase program in the second quarter of 2017 and continued the program in 2018.

Cash Used in Investing Activities

Cash used in investing activities was $631 million during 2018, compared to $1.1 billion in 2017. Our capital expenditures were $960 million, or $66 million lower than 2017, primarily due to the deferral of Mainline deliveries in 2018, offset by an increase in non-aircraft spend related to the retrofit of our fleet and corporate real estate projects. Cash used in investing activities was also impacted by net sales of marketable securities of $282 million in 2018 compared to net purchases in 2017 of $181 million. The shift to net sales is primarily due to funds being utilized to prepay certain debt. For further information regarding our future expected capital expenditures, please refer to the Contractual Obligations and Commitments section below.

Cash used in investing activities was $1.1 billion during 2017, compared to $2.6 billion in 2016. In 2016, we used $2 billion to acquire Virgin America, representing $2.6 billion consideration paid, offset by $645 million of cash acquired. This cash outlay was offset by increased capital expenditures in 2017, which were $1 billion in 2017, $348 million higher than in 2016, and was a result of the purchase of more aircraft in 2017.

Cash Used in Financing Activities

Cash used in financing activities was $647 million during 2018, compared to cash used in financing activities of $592 million in 2017. During the year, we made debt payments of $807 million, repurchased $50 million of our common stock and paid cash dividends of $158 million. During the fourth quarter of 2018, we secured new debt financing from multiple lenders of $339 million which replaced certain debt previously retired.

In 2017, we made debt payments of $397 million, repurchased $75 million of our common stock and made cash dividend payments of $148 million. In 2016, we secured debt proceeds of $2 billion for the acquisition of Virgin America, made debt payments of $249 million, repurchased $193 million of our common stock and made cash dividend payments of $136 million.

We plan to meet our future capital and operating commitments through our cash and investments on hand, internally generated cash from operations, along with additional debt financing if necessary.

Bank Lines of Credit

We have three credit facilities with availability totaling $516 million, including one $250 million credit facility, one $150 million credit facility, and one $116 million credit facility. We have secured letters of credit against the $116 million facility but have no plans to borrow using either of the two remaining facilities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Aircraft Purchase and Lease Commitments

As of December 31, 2018, we have firm orders to purchase or lease 48 aircraft. We also have cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2022 through 2024. We could incur a loss of pre-delivery payments and credits as a cancellation fee. We also have options to acquire up to 37 additional B737 aircraft with deliveries from 2021 through 2024 and 30 E175 aircraft with deliveries from 2021 to 2023. In addition to the 32 E175 aircraft currently operated by SkyWest in our regional fleet, we have options in future periods to add regional capacity by having SkyWest operate up to eight more E175 aircraft.
We expect capital expenditures to be approximately $750 million in both 2019 and 2020. We currently expect delivery of seven owned Mainline jet aircraft and four owned Regional jet aircraft in 2019.

The following table summarizes our expected fleet count by year, as of February 15, 2019:

	Actual Fleet Count		Contractual Deliveries(a)
Aircraft	Dec 31, 2017	Dec 31, 2018	2019 Changes	Dec 31, 2019	2020 Changes	Dec 31, 2020
B737 Freighters	3	3	—	3	—	3
B737 Passenger Aircraft(c)	151	159	7	166	2	168
Airbus Passenger Aircraft	67	71	1	72	(2)	70
Total Mainline Fleet	221	233	8	241	—	241
Q400 operated by Horizon(b)	50	39	(8)	31	(8)	23
E175 operated by Horizon(b)	10	26	4	30	—	30
E175 operated by third party(b)	23	32	—	32	—	32
Total Regional Fleet	83	97	(4)	93	(8)	85
Total	304	330	4	334	(8)	326

(a)	The expected fleet counts at December 31, 2019 and 2020 are subject to change.

(b)	Aircraft are either owned or leased by Horizon or operated under capacity purchase agreement with a third party.

(c)	Aircraft deliveries reflect the supplemental agreement entered with Boeing in the first quarter of 2018 which deferred certain B737 deliveries. Our first MAX9 delivery is scheduled for 2019.

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

Future Fuel Hedge Positions

All of our future oil positions are call options, which are designed to effectively cap the cost of the crude oil component of our jet fuel purchases. With call options, we are hedged against volatile crude oil price increases; and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. Our crude oil positions are as follows:

	Approximate % of Expected Fuel Requirements	Weighted-Average Crude Oil Price per Barrel	Average Premium Cost per Barrel
First Quarter 2019	50%	$72	$1
Second Quarter 2019	50%	$76	$1
Third Quarter 2019	40%	$77	$2
Fourth Quarter 2019	30%	$76	$2
Full Year 2019	42%	$75	$2
First Quarter 2020	20%	$70	$3
Second Quarter 2020	10%	$64	$3
Full Year 2020	7%	$68	$3

Contractual Obligations

The following table provides a summary of our obligations as of December 31, 2018. For agreements with variable terms, amounts included reflect our minimum obligations.

(in millions)	2019	2020	2021	2022	2023	Beyond	Total
Current and long-term debt obligations	$488	$305	$263	$216	$262	$579	$2,113
Aircraft leases(a)	350	320	286	262	208	847	2,273
Facility lease commitments(b)	133	124	113	94	26	122	612
Aircraft maintenance deposits(c)	61	65	59	48	24	8	265
Aircraft commitments (d)	495	517	556	307	108	33	2,016
Interest obligations(e)	70	56	44	35	27	44	276
Other obligations(f)	145	152	173	181	186	1,079	1,916
Total	$1,742	$1,539	$1,494	$1,143	$841	$2,712	$9,471

(a)
Aircraft lease commitments generally include aircraft operating leases, including E175 aircraft operated by SkyWest under a capacity purchase agreement. Upon our transition to the new leasing standard, aircraft leases will be capitalized as a right-to-use asset on our balance sheet.

(b)
Facility lease commitments generally include airport property and hangar leases, office space, and other equipment leases. Upon our transition to the new leasing standard, certain of these leases will be capitalized as a right-to-use asset on our balance sheet.

(c)	Aircraft maintenance deposits relate to leased Airbus aircraft, and the power-by-the-hour agreement for the B737-800 fleet.

(d)	Represents non-cancelable contractual payment commitments for aircraft and engines.

(e)	For variable-rate debt, future obligations are shown above using interest rates forecast as of December 31, 2018.

(f)	Primarily comprised of non-aircraft lease costs associated with capacity purchase agreements.

Defined Benefit Pensions

The table above excludes contributions to our various pension plans, for which there are no minimum required contributions given the funded status of the plans. The unfunded liability for our qualified defined-benefit pension plans was $367 million at December 31, 2018, compared to a $304 million unfunded position at December 31, 2017. This results in an 84% funded status on a projected benefit obligation basis compared to 87% funded as of December 31, 2017. There were no contributions in 2018 to the plans.

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

While it is possible that we could have material cash obligations for this deferred liability at some point in the future, we cannot estimate the timing of long-term cash flows with reasonable accuracy. Taxable income and cash taxes payable in the short-term are impacted by many items, including the amount of book income generated (which can be volatile depending on revenue and fuel prices), usage of net operating losses, whether bonus depreciation provisions are available, any future tax reform efforts at the federal level, as well as other legislative changes that are beyond our control.

In 2018, we had no net tax payments and had an effective tax rate of 25.3%. We believe that we will have the liquidity available to make our future tax payments.

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

FREQUENT FLYER PROGRAMS

Alaska's Mileage Plan™ loyalty program awards mileage credits to members who fly on our airlines and our airline partners, referred to as flown miles. We also sell services, including miles for transportation, Companion Fare™ certificates, bag fee waivers, and access to our brand and customer lists to a major bank that offers Alaska affinity credit cards. To a lesser extent, miles for transportation are also sold to other non-airline partners, such as hotels, and car rental agencies. The outstanding miles may be redeemed for travel on our airlines or any of our airline partners, and for non-airline products such as hotels. As long as the Mileage Plan™ is in existence, we have an obligation to provide this future travel.

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

At December 31, 2018, we had approximately 243 billion miles outstanding, resulting in an aggregate deferred revenue balance of $1.9 billion. The deferred revenue resulting from our relative selling price allocations requires significant management judgment. There are uncertainties inherent in these estimates. Therefore, different assumptions could affect the amount and/or timing of revenue recognition or expenses. The most significant assumptions are described below.

1.	The rate at which we defer sales proceeds related to services sold:

We estimate the standalone selling price for each performance obligation, including mileage credits, by considering multiple inputs and methods, including but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value published selling prices, number of miles awarded, and the number of miles redeemed. We estimate the selling prices and volumes over the terms of the agreements in order to determine the allocation of proceeds to each of the multiple deliverables.

2.	The number of miles that will not be redeemed for travel (breakage):

We estimate how many miles will be used per award. For example, our members may redeem mileage credits for award travel to various locations or choose between a highly restricted award and an unrestricted award. Our estimates are based on the current requirements in our Mileage Plan program™ and historical award redemption patterns.

We regularly review significant Mileage Plan™ assumptions and change our assumptions if facts and circumstances indicate that a change is necessary. Any such change in assumptions could have a significant effect on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have interest-rate risk on our variable-rate debt obligations and our available-for-sale marketable investment portfolio, and commodity-price risk in jet fuel required to operate our aircraft fleet. We purchase the majority of our jet fuel at prevailing market prices and seek to manage market risk through execution of our hedging strategy and other means. We have market-sensitive instruments in the form of fixed-rate debt instruments and financial derivative instruments used to hedge our exposure to jet fuel price increases and interest-rate increases. We do not purchase or hold any derivative financial instruments for trading purposes.

Aircraft Fuel

Currently, our fuel-hedging portfolio consists of crude oil call options. Call options effectively cap our pricing for the crude oil component of jet fuel, limiting our exposure to increasing fuel prices for about half of our planned fuel consumption. With call options, we are hedged against volatile crude oil price increases, and, during a period of decline in crude oil prices, we only forfeit cash previously paid for hedge premiums. We believe there is risk in not hedging against the possibility of fuel price increases. We estimate that a hypothetical 10% increase or decrease in the forward curve for crude oil prices as of December 31, 2018 would change the fair value of our crude oil hedge portfolio to approximately $8 million or $2 million, respectively.

Our portfolio value of fuel hedge contracts was $4 million at December 31, 2018 compared to a portfolio value of $22 million at December 31, 2017. We do not have any collateral held by counterparties to these agreements as of December 31, 2018.

We continue to believe that our fuel hedge program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 4 to our consolidated financial statements.

Interest Rates

We have exposure to market risk associated with changes in interest rates related primarily to our debt obligations and short-term investment portfolio. Our debt obligations include variable-rate instruments, which have exposure to changes in interest rates. In order to mitigate the risk of interest rate fluctuations, we have a number of interest rate swaps that fix the interest rates on certain variable-rate debt agreements. A hypothetical 10% change in the average interest rates incurred on average variable-rate debt held during 2018 would have correspondingly changed our net earnings and cash flows associated with these items by less than $5 million. Our variable-rate debt represents approximately 70% and 63% of our total long-term debt as of December 31, 2018 and December 31, 2017, respectively.

Our exposure to interest rate variability is further mitigated through our variable-rate investment portfolio. We also have investments in marketable securities, which are exposed to market risk associated with changes in interest rates. If short-term interest rates were to average one point more than they did in 2018, interest income would increase by approximately $14 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share)	2018	2017	2018	2017	2018	2017	2018	2017
Operating revenues	$1,832	$1,740	$2,156	$2,102	$2,212	$2,110	$2,064	$1,942
Operating income	29	157	271	487	297	427	46	137
Net income	4	93	193	293	217	259	23	315
Basic earnings per share(a)	0.03	0.75	1.57	2.37	1.76	2.10	0.19	2.56
Diluted earnings per share(a)	0.03	0.75	1.56	2.36	1.75	2.09	0.19	2.55

(a)	For earnings per share, the sum of the quarters may not equal the total for the full year due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Alaska Air Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers.
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
/s/ KPMG LLP
We have served as the Company’s auditor since 2004.
Seattle, Washington
February 15, 2019

CONSOLIDATED BALANCE SHEETS

As of December 31 (in millions)	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$105	$194
Marketable securities	1,131	1,427
Total cash and marketable securities	1,236	1,621
Receivables—less allowance for doubtful accounts of $1 and $1	366	341
Inventories and supplies—net	60	57
Prepaid expenses and other current assets	125	133
Total Current Assets	1,787	2,152

Property and Equipment
Aircraft and other flight equipment	8,221	7,559
Other property and equipment	1,363	1,222
Deposits for future flight equipment	439	494
	10,023	9,275
Less accumulated depreciation and amortization	3,242	2,991
Total Property and Equipment—Net	6,781	6,284

Other Assets
Goodwill	1,943	1,943
Intangible assets—net	127	133
Other noncurrent assets	274	234
Total Other Assets	2,344	2,310

Total Assets	$10,912	$10,746

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (continued)

As of December 31 (in millions except share amounts)	2018	2017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$132	$120
Accrued wages, vacation and payroll taxes	415	418
Air traffic liability	788	806
Other accrued liabilities	416	400
Deferred revenue	705	635
Current portion of long-term debt	486	307
Total Current Liabilities	2,942	2,686

Long-Term Debt, Net of Current Portion	1,617	2,262

Other Liabilities and Credits
Deferred income taxes	512	370
Deferred revenue	1,169	1,090
Obligation for pension and postretirement medical benefits	503	453
Other liabilities	418	425
Total Other Liabilities and Credits	2,602	2,338

Commitments and Contingencies (Note 9)

Shareholders' Equity
Preferred stock, $0.01 par value, Authorized: 5,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, Authorized: 400,000,000 shares, Issued: 2018 - 130,813,476 shares; 2017 - 129,903,498 shares, Outstanding: 2018 - 123,194,430 shares; 2017 - 123,060,638 shares	1	1
Capital in excess of par value	232	164
Treasury stock (common), at cost: 2018 - 7,619,046 shares; 2017 - 6,842,860 shares	(568)	(518)
Accumulated other comprehensive loss	(448)	(380)
Retained earnings	4,534	4,193
	3,751	3,460
Total Liabilities and Shareholders' Equity	$10,912	$10,746

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31 (in millions, except per-share amounts)	2018	2017	2016
Operating Revenues
Passenger revenue	7,632	7,301	5,392
Mileage Plan other revenue	434	418	370
Cargo and other	198	175	163
Total Operating Revenues	8,264	7,894	5,925

Operating Expenses
Wages and benefits	2,190	1,931	1,394
Variable incentive pay	147	135	127
Aircraft fuel, including hedging gains and losses	1,936	1,447	831
Aircraft maintenance	435	391	270
Aircraft rent	315	274	114
Landing fees and other rentals	499	460	320
Contracted services	306	314	247
Selling expense	326	368	248
Depreciation and amortization	398	372	363
Food and beverage service	211	195	126
Third-party regional carrier expense	154	121	95
Other	572	562	367
Special items - merger-related costs	87	116	117
Special items - other	45	—	—
Total Operating Expenses	7,621	6,686	4,619
Operating Income	643	1,208	1,306

Nonoperating Income (Expense)
Interest income	38	34	27
Interest expense	(91)	(103)	(55)
Interest capitalized	18	17	25
Other—net	(23)	3	13
	(58)	(49)	10
Income Before Income Tax	585	1,159	1,316
Income tax expense	148	436	502
Special income tax expense (benefit)	—	(237)	17
Total Income Tax Expense	$148	$199	$519
Net Income	$437	$960	$797

Basic Earnings Per Share	$3.55	$7.79	$6.45
Diluted Earnings Per Share	$3.52	$7.75	$6.41
Shares used for computation:
Basic	123.230	123.211	123.557
Diluted	123.975	123.854	124.389

Cash dividend declared per share	$1.28	$1.20	$1.10
Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Year Ended December 31 (in millions)	2018	2017	2016

Net Income	$437	$960	$797

Other Comprehensive Income (Loss):
Related to marketable securities:
Unrealized holding gains (losses) arising during the period	(14)	(4)	1
Reclassification of (gains) losses into Other-net nonoperating income (expense)	8	1	(1)
Income tax benefit	2	1	—
Total	(4)	(2)	—

Related to employee benefit plans:
Actuarial losses related to pension and other postretirement benefit plans	(34)	(123)	(43)
Reclassification of net pension expense into Wages and benefits and Other-net nonoperating income (expense)	28	22	20
Income tax benefit	2	24	12
Total	(4)	(77)	(11)

Related to interest rate derivative instruments:
Unrealized holding gains (losses) arising during the period	—	1	8
Reclassification of losses into Aircraft rent	3	5	6
Income tax expense	(1)	(2)	(5)
Total	2	4	9

Other Comprehensive Loss	(6)	(75)	(2)

Comprehensive Income	$431	$885	$795

Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2015	125.175	$1	$73	$(250)	$(303)	$2,890	$2,411
Cumulative effect of accounting changes(a)	—	—	—	—	—	(170)	(170)
2016 net income	—	—	—	—	—	797	797
Other comprehensive income (loss)	—	—	—	—	(2)	—	(2)
Common stock repurchase	(2.595)	—	—	(193)	—	—	(193)
Stock-based compensation	—	—	19	—	—	—	19
Cash dividend declared	—	—	—	—	—	(136)	(136)
Stock issued for employee stock purchase plan	0.309	—	17	—	—	—	17
Stock issued under stock plans	0.439	—	1	—	—	—	1
Balances at December 31, 2016	123.328	1	110	(443)	(305)	3,381	2,744
2017 net income	—	—	—	—	—	960	960
Other comprehensive income (loss)	—	—	—	—	(75)	—	(75)
Common stock repurchase	(0.981)	—	—	(75)	—	—	(75)
Stock-based compensation	—	—	34	—	—	—	34
Cash dividend declared	—	—	—	—	—	(148)	(148)
Stock issued for employee stock purchase plan	0.407	—	24	—	—	—	24
Stock issued under stock plans	0.307	—	(4)	—	—	—	(4)
Balances at December 31, 2017	123.061	1	164	(518)	(380)	4,193	3,460
Reclassification of tax effects to retained earnings	—	—	—	—	(62)	62	—
2018 net income	—	—	—	—	—	437	437
Other comprehensive income (loss)	—	—	—	—	(6)	—	(6)
Common stock repurchase	(0.776)	—	—	(50)	—	—	(50)
Stock-based compensation	—	—	36	—	—	—	36
Cash dividend declared	—	—	—	—	—	(158)	(158)
Stock issued for employee stock purchase plan	0.632	—	35	—	—	—	35
Stock issued under stock plans	0.277	—	(3)	—	—	—	(3)
Balances at December 31, 2018	123.194	$1	$232	$(568)	$(448)	$4,534	$3,751

(a)	Represents the opening balance sheet adjustment recorded as a result of the adoption of the new revenue recognition standard.

Certain information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in millions)	2018	2017	2016
Cash flows from operating activities:
Net income	$437	$960	$797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398	372	363
Stock-based compensation and other	47	55	26
Changes in certain assets and liabilities:
Changes in deferred tax provision	146	45	82
(Increase) decrease in accounts receivable	(25)	(39)	(46)
Increase (decrease) in air traffic liability	(18)	45	3
Increase (decrease) in deferred revenue	149	191	153
Changes in pension and other postretirement benefits	52	17	23
Other—net	9	(56)	(15)
Net cash provided by operating activities	1,195	1,590	1,386
Cash flows from investing activities:
Property and equipment additions:
Aircraft and aircraft purchase deposits	(686)	(804)	(528)
Other flight equipment	(105)	(96)	(53)
Other property and equipment	(169)	(126)	(97)
Total property and equipment additions	(960)	(1,026)	(678)
Acquisition of Virgin America, net of cash acquired	—	—	(1,951)
Purchases of marketable securities	(834)	(1,569)	(960)
Sales and maturities of marketable securities	1,116	1,388	962
Proceeds from disposition of assets and changes in restricted deposits	47	78	5
Net cash used in investing activities	(631)	(1,129)	(2,622)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	339	—	2,044
Long-term debt payments	(807)	(397)	(249)
Common stock repurchases	(50)	(75)	(193)
Cash dividend paid	(158)	(148)	(136)
Other financing activities	29	28	25
Net cash provided by (used in) financing activities	(647)	(592)	1,491
Net increase (decrease) in cash, cash equivalents, and restricted cash	(83)	(131)	255
Cash, cash equivalents, and restricted cash at beginning of year	197	328	73
Cash, cash equivalents, and restricted cash at end of year	$114	$197	$328

Supplemental disclosure:
Cash paid during the year for:
Interest, net of amount capitalized	$72	$84	$24
Income taxes, net of refunds received	—	177	459

Reconciliation of cash, cash equivalents, and restricted cash at end of the period
Cash and cash equivalents	$105	$194	$328
Restricted cash included in Other noncurrent assets	9	3	—
Total cash, cash equivalents, and restricted cash at end of the period	$114	$197	$328
Certain historical information has been adjusted to reflect the adoption of new accounting standards. See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Air Group, or the Company, and its primary subsidiaries, Alaska (including Virgin America) and Horizon. Our consolidated financial statements also include McGee Air Services, a ground services subsidiary of Alaska. The Company conducts substantially all of its operations through these subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and their preparation requires the use of management’s estimates. Actual results may differ from these estimates.

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less, such as money market funds, commercial paper and certificates of deposit. They are carried at cost, which approximates market value. The Company reduces cash balances when funds are disbursed. Due to the time delay in funds clearing the banks, the Company normally maintains a negative balance in its cash disbursement accounts, which is reported as a current liability. The amount of the negative cash balance was $5 million and $10 million at December 31, 2018 and 2017 respectively, and is included in accounts payable, with the change in the balance during the year included in other financing activities in the consolidated statements of cash flows.

The Company's restricted cash balances are not material and are classified as Other noncurrent assets. Restricted cash balances are primarily used to guarantee various letters of credit, self-insurance programs or other contractual rights. They consist of highly liquid securities with original maturities of three months or less. They are carried at cost, which approximates fair value.

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

Inventories and Supplies—net

Expendable aircraft parts, materials and supplies are stated at average cost and are included in Inventories and supplies—net. An obsolescence allowance for expendable parts is accrued based on estimated lives of the corresponding fleet type and salvage values. The allowance for expendable inventories was $39 million and $38 million at December 31, 2018 and 2017, respectively. Inventory and supplies—net also includes fuel inventory of $24 million and $23 million at December 31, 2018 and 2017, respectively. Repairable and rotable aircraft parts inventories are included in flight equipment.

Property, Equipment and Depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less an estimated salvage value, which are as follows:

	Estimated Useful Life	Estimated Salvage Value
Aircraft and other flight equipment:
Boeing 737, Airbus A319/320, and E175 aircraft	20-25 years	10%
Bombardier Q400 aircraft	15 years	5%
Buildings	25 - 30 years	10%
Minor building and land improvements	10 years	—%
Capitalized leases and leasehold improvements	Generally shorter of lease term or estimated useful life	—%
Computer hardware and software	3-10 years	—%
Other furniture and equipment	5-10 years	—%

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

Maintenance and repairs, other than engine maintenance on B737-800 engines, are expensed when incurred. Major modifications that extend the life or improve the usefulness of aircraft are capitalized and depreciated over their estimated period of use. Maintenance on B737-800 engines is covered under a power-by-the-hour agreement with a third party, whereby the Company pays a determinable amount, and transfers risk, to a third party. The Company expenses the contract amounts based on engine usage.

The Company evaluates long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the total carrying amount of an asset or asset group may not be recoverable. The Company groups assets for purposes of such reviews at the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, which is generally the fleet level. An impairment loss is considered when estimated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. If the asset or asset group is not considered recoverable, a write-down equal to the excess of the carrying amount over the fair value will be recorded.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the related net assets acquired in the Company's acquisition of Virgin America and is not amortized. The total balance of goodwill is associated with the Mainline reporting unit. The Company reviews goodwill for impairment annually in Q4, or more frequently if events or circumstances indicate than an impairment may exist. If fair value of the reporting unit does not exceed the carrying amount, an impairment charge may be recorded. In 2018, the fair value of the reporting unit with goodwill substantially exceeded its carrying value.

Intangible Assets

Intangible assets recorded in conjunction with the acquisition of Virgin America consist primarily of indefinite-lived airport slots, finite-lived airport gates and finite-lived customer relationships. Finite-lived intangibles are amortized over their estimated useful lives. Indefinite-lived intangibles are not amortized, but are tested at least annually for impairment using a similar methodology to property, equipment and goodwill, as described above.

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

As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of other current and long-term liabilities and was not material as of December 31, 2018 and December 31, 2017. The expense is included in Aircraft maintenance in the consolidated statements of operations.

Advertising Expenses

The Company's advertising expenses include advertising and promotional costs. Advertising production costs are expensed as incurred. Advertising expense was $79 million, $91 million and $61 million during the years ended December 31, 2018, 2017 and 2016.

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

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as property, plant and equipment, goodwill, intangible assets and certain other assets and liabilities. The Company determines the fair value of these items using Level 3 inputs, as described in Note 5.

Income Taxes

The Company uses the asset and liability approach for accounting for and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance would be established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. As of December 31, 2018, there is a partial valuation allowance against net deferred tax assets. The Company accounts for unrecognized tax benefits in accordance with the applicable accounting standards.

The Company has substantial federal and state net operating losses (NOLs) for income tax purposes as a result of the acquisition of Virgin America. The Company's ability to utilize Virgin America's NOLs is limited by previous “ownership changes,” as defined in Section 382 of the Internal Revenue Code and similar state provisions, and could be further limited if there is another ownership change. In general terms, an ownership change can occur whenever there is a collective shift in the ownership of a company by more than 50% by one or more “5% stockholders” within a three-year period. The occurrence of such a change generally limits the amount of NOL carryforwards a company could utilize in a given year to the aggregate fair market value of the company's common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The acquisition constituted an ownership change and the potential for further limitations following the acquisition. See Note 7 to the consolidated financial statements for more discussion of the calculation.

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

Earnings Per Share (EPS)

Diluted EPS is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options and restricted stock units, using the treasury-stock method. In 2018, 2017, and 2016, anti-dilutive stock options excluded from the calculation of EPS were not material.

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

In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements - Leases (Topic 842)" which amended Topic 842 to provide companies an alternative transition method which would not require adjusting comparative period financial information. The Company plans to utilize this alternative transition method and will record a cumulative-effect adjustment to the opening balance of retained earnings upon adoption on January 1, 2019.

The Company plans to elect certain practical expedients available under the new standard. For leases with a term of 12 months or less, the Company will make an accounting policy election not to recognize lease assets and lease liabilities. Additionally the Company will elect the practical expedient to not separate lease and non-lease components for certain asset classes. Lastly, the

Company will elect the package of practical expedients available under the standard that allows for no reassessment of expired contracts for leases, no reassessment of lease classification for existing leases, and no reassessment of initial direct costs for existing leases.

The most significant impact to the financial statements from the new lease accounting standard is associated with aircraft. Although not significant, other leases including certain real estate, equipment, and software will be capitalized. The Company has operating leases for airport and terminal space, however these leases are not expected to have a significant impact on the balance sheet since variable lease payments are excluded from the measurement of the lease liability. At this time, the Company estimates the adoption of the standard will result in the recognition of lease assets and lease liabilities of approximately $1.75 billion to $1.85 billion. The new standard also eliminates prior build-to-suit lease accounting guidance. As a result, we will derecognize build-to-suit assets and liabilities that exist on the balance sheet of approximately $150 million each. The difference between the net assets and liabilities will be recorded as an adjustment to retained earnings and is not expected to be significant. The new standard will not result in more than a nominal impact on the pattern or amount of expense recognized on the statement of operations, statement of cash flows, nor on any existing debt covenants. The new standard will require significant new disclosures about our leasing activities.

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

NOTE 2. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition and Retirement Benefits Accounting Standards

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The Company adopted the new standard as of January 1, 2018, utilizing a full retrospective transition method. Adoption of the new standard resulted in changes to accounting policies for revenue recognition related to frequent flyer activity, certain ancillary revenues such as change fees, air traffic liabilities, and sales and marketing expenses. As a result of adoption, the Company also changed certain financial statement line item disclosure captions, which are outlined below.

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

Certain line item captions on the balance sheet and statement of operations changed as a result of the newly implemented standards. Accordingly, historical financial information presented below as reported has been presented using the new captions. The cumulative impact to retained earnings at January 1, 2016 as a result of the new revenue recognition standard was $170 million. Below are the impacts of these newly adopted accounting standards to the financial statements.

Consolidated balance sheets as of December 31, 2017 (in millions):

	December 31, 2017
	As Reported	Adjustments - Revenue Recognition	As Adjusted
Current Assets:
Prepaid expenses and other current assets	$127	$6	$133
Current Liabilities:
Air traffic liability(a)	937	(131)	806
Deferred revenue(b)	518	117	635
Other liabilities and credits:
Deferred income taxes	454	(84)	370
Deferred revenue(b)	699	391	1,090
Other liabilities	451	(26)	425
Shareholders' Equity:
Retained earnings	4,454	(261)	4,193

(a)	Application of Topic 606 resulted in a decrease to our Air Traffic Liability as the standard requires earlier recognition of revenue for advance breakage.

(b)	Application of Topic 606 resulted in an increase to our Deferred Revenues as we are required to value flown miles at a relative fair value rather than at incremental cost.

Consolidated statements of operations for the twelve months ended December 31, 2017 and December 31, 2016 (in millions):

	Twelve Months Ended December 31, 2017				Twelve Months Ended December 31, 2016
		Adjustments				Adjustments
	As Reported	Revenue Recognition	Retirement Benefits	As Adjusted	As Reported	Revenue Recognition	Retirement Benefits	As Adjusted
Operating Revenues
Passenger revenue(a)	$6,818	$483	$—	$7,301	$5,006	$386	$—	$5,392
Mileage Plan other revenue(a)	482	(64)	—	418	429	(59)	—	370
Cargo and other(a)	633	(458)	—	175	496	(333)	—	163
Total Operating Revenues	7,933	(39)	—	7,894	5,931	(6)	—	5,925

Operating Expenses
Wages and benefits	1,924	—	7	1,931	1,382	—	12	1,394
Selling expense(b)	357	11	—	368	225	23	—	248
Special items—merger-related costs	118	(2)	—	116	117	—	—	117
All other operating expenses	4,271	—	—	4,271	2,860	—	—	2,860
Total Operating Expenses	6,670	9	7	6,686	4,584	23	12	4,619

Operating Income	1,263	(48)	(7)	1,208	1,347	(29)	(12)	1,306

Nonoperating Income (Expense)
Other—net	(4)	—	7	3	1	—	12	13
All other nonoperating income (expense)	(52)	—	—	(52)	(3)	—	—	(3)
	(56)	—	7	(49)	(2)	—	12	10
Income (loss) before income tax	1,207	(48)	—	1,159	1,345	(29)	—	1,316
Income tax expense (benefit)	173	26	—	199	531	(12)	—	519
Net Income (Loss)	$1,034	$(74)	$—	$960	$814	$(17)	$—	$797

(a)
Application of Topic 606 resulted in a shift in certain ancillary revenues to Passenger revenue from Other Revenues. Additionally, the standard shifted the timing of the recognition of certain ancillary revenues from the time of sale to the time of travel.

(b)	Application of Topic 606 resulted in an increase to Selling expense as our methodology changed the timing of recognition of certain of our booking fees.

Consolidated statements of cash flows for the twelve months ended December 31, 2017 and December 31, 2016 (in millions):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustments - Revenue Recognition(a)	As Adjusted	As Reported	Adjustments - Revenue Recognition	As Adjusted
Cash flows from operating activities:
Net income	$1,034	$(74)	$960	$814	$(17)	$797

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372	—	372	363	—	363
Stock-based compensation and other	55	—	55	26	—	26
Changes in certain assets and liabilities:
Changes in deferred tax provision	19	26	45	94	(12)	82
Increase in accounts receivable	(39)	—	(39)	(46)	—	(46)
Increase in air traffic liability	88	(43)	45	9	(6)	3
Increase in deferred revenue	63	128	191	83	70	153
Changes in pension and other postretirement benefits	17	—	17	23	—	23
Other—net	(19)	(37)	(56)	20	(35)	(15)
Net cash provided by operating activities	1,590	—	1,590	1,386	—	1,386

Net cash used in investing activities	(1,132)	3	(1,129)	(2,622)	—	(2,622)

Net cash provided by (used in) financing activities	(592)	—	(592)	1,491	—	1,491

Net increase (decrease) in cash, cash equivalents and restricted cash	(134)	3	(131)	255	—	255
Cash, cash equivalents and restricted cash at beginning of year	328	—	328	73	—	73
Cash, cash equivalents and restricted cash at end of the period	$194	$3	$197	$328	$—	$328

(a)	Also includes approximately $3 million in adjustments for the adoption of ASU 2016-18, which are reflected in the Other - net line item, as discussed further below.

Other Standards Adopted

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

NOTE 3. REVENUE

Ticket revenue is recorded as Passenger revenue, and represents the primary source of the Company's revenue. Also included in Passenger revenue are passenger ancillary revenues such as bag fees, on-board food and beverage, ticket change fees, and certain revenue from the frequent flyer program. Mileage Plan other revenue includes brand and marketing revenue from our co-branded credit card and other partners and certain interline frequent flyer revenue, net of commissions. Cargo and other revenue includes freight and mail revenue, and to a lesser extent, other ancillary revenue products such as lounge membership and certain commissions.

The Company disaggregates revenue by segment in Note 13. The level of detail within the Company’s statements of operations, segment disclosures, and in this footnote depict the nature, amount, timing and uncertainty of revenue and how cash flows are affected by economic and other factors.

Passenger Ticket and Ancillary Services Revenue

The primary performance obligation on a typical passenger ticket is to provide air travel to the passenger. Ticket revenue is collected in advance of travel and recorded as Air Traffic Liability (ATL) on the consolidated balance sheets. The Company satisfies its performance obligation and recognizes ticket revenue for each flight segment when the transportation is provided.

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

In addition to selling tickets on its own marketed flights, Alaska has interline agreements with partner airlines under which it sells multi-city tickets with one or more segments of the trip flown by a partner airline, or it operates a connecting flight sold by a partner airline. Each segment in a connecting flight represents a separate performance obligation. Revenue on segments sold and operated by the Company is recognized as Passenger revenue in the gross amount of the allocated ticket price when the travel occurs, while the commission paid to the partner airline is recognized as a selling expense when the related transportation is provided. Revenue on segments operated by a partner airline is deferred for the full amount of the consideration received at the time the ticket is sold and, once the segment has been flown the Company records the net amount, after compensating the partner airline, as Cargo and other revenue.

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

Passenger revenue recognized in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2018	2017	2016
Passenger ticket revenue, including ticket breakage and net of taxes and fees	$6,483	$6,246	$4,568
Passenger ancillary revenue	530	514	381
Mileage PlanTM passenger revenue	619	541	443
Total passenger revenue	$7,632	$7,301	$5,392

As passenger tickets and related ancillary services are primarily sold via credit cards, certain amounts due from credit card processors are recorded as airline traffic receivables. These credit card receivables and receivables from our affinity credit card partner represent the majority of the receivables balance on the consolidated balance sheets.

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

Mileage Plan™ Loyalty Program

Loyalty mileage credits

The Company’s Mileage Plan™ loyalty program provides frequent flyer travel awards to program members based upon accumulated loyalty mileage credits. Mileage credits are earned through travel, purchases using the Mileage Plan™ co-branded credit card and purchases from other participating partners. The program has a 24 month expiration period for unused mileage credits from the month of last account activity. The Company offers redemption of mileage credits through free, discounted or upgraded air travel on flights operated by Alaska and its regional partners or on one of its 17 airline partners, as well as redemption at partner hotels.

The Company uses a relative standalone selling price to allocate consideration to material performance obligations in contracts with customers that include loyalty mileage credits. As directly observable selling prices for mileage credits are not available, the Company determines the standalone selling price of mileage credits primarily using actual ticket purchase prices for similar tickets flown, adjusted for the likelihood of redemption, or breakage. In determining similar tickets flown, the Company considers current market prices, class of service, type of award, and other factors. For mileage credits accumulated through travel on partner airlines, the Company uses actual consideration received from the partners.

Revenue related to air transportation is deferred in the amount of the relative standalone selling price allocated to the loyalty mileage credits as they are issued. The Company satisfies its performance obligation when the mileage credits are redeemed and the related air transportation is delivered.

The Company estimates breakage for the portion of loyalty mileage credits not expected to be redeemed using a statistical analysis of historical data, including actual mileage credits expiring, slow-moving and low-credit accounts, among other factors. The breakage rate for the twelve months ended December 31, 2018 and 2017 was 17.4%. The Company reviews the breakage rate used on an annual basis.

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

Interline loyalty

Alaska has interline arrangements with certain airlines whereby its members may earn and redeem Mileage Plan™ credits on those airlines, and members of a partner airline’s loyalty program may earn and redeem frequent flyer program credits on flights operated by Alaska and its regional partners. When a Mileage Plan™ member earns credits on a partner airline, the partner airline remits a contractually-agreed upon fee to the Company which is deferred until credits are redeemed. When a Mileage Plan™ member redeems credits on a partner airline, the Company pays a contractually agreed upon fee to the other airline, which offsets the revenue recognized associated with the award travel. When a member of a partner airline redeems frequent flyer credits on Alaska, the partner airline remits a contractually-agreed upon amount to the Company, recognized as Passenger revenue upon travel. If the partner airline’s member earns frequent flyer program credits on an Alaska flight, the Company remits a contractually-agreed upon fee to the partner airline and records a commission expense.

Mileage Plan™ revenue included in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2018	2017	2016
Passenger revenue	$619	$541	$443
Mileage PlanTM other revenue	434	418	370
Total Mileage Plan™ revenue	$1,053	$959	$813

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

Cargo and other revenue included in the consolidated statements of operations (in millions):

	Twelve Months Ended December 31,
	2018	2017	2016
Cargo revenue	$128	$115	$108
Other revenue	70	60	55
Total Cargo and other revenue	$198	$175	$163

Air Traffic Liability and Deferred Revenue

Passenger ticket and ancillary services liabilities

Air traffic liability included on the consolidated balance sheets represents the remaining obligation associated with passenger tickets and ancillary services. The air traffic liability balance fluctuates with seasonal travel patterns. The Company recognized Passenger revenue of $583 million and $551 million from the 2017 and 2016 year-end air traffic liability balance for both the twelve months ended December 31, 2018 and 2017, respectively.

Mileage PlanTM liabilities

The total deferred revenue liability included on the consolidated balance sheets represents the remaining transaction price that has been allocated to Mileage PlanTM performance obligations not yet satisfied by the Company. In general, the current amounts will be recognized as revenue within 12 months and the long-term amounts will be recognized as revenue over a period of approximately three to four years. This period of time represents the average time that members have historically taken to earn and redeem miles.

The Company records a receivable for amounts due from the affinity card partner and from other partners as mileage credits are sold until the payments are collected. The Company had $119 million of such receivables as of December 31, 2018 and $101 million as of December 31, 2017.

Mileage credits are combined into one homogeneous pool and are not specifically identifiable. As such, loyalty revenues disclosed earlier in this Note are comprised of miles that were part of the deferred revenue and liabilities balances at the beginning of the period and miles that were issued during the period. The table below presents a roll forward of the total frequent flyer liability (in millions):

	Twelve Months Ended December 31,
	2018	2017
Total Deferred Revenue balance at January 1	$1,725	$1,534
Travel miles and companion certificate redemption - Passenger revenue	(619)	(541)
Miles redeemed on partner airlines - Other revenue	(90)	(73)
Increase in liability for mileage credits issued	858	805
Total Deferred Revenue balance at December 31	$1,874	$1,725

Selling Costs

Certain costs such as credit card fees, travel agency and other commissions paid, as well as Global Distribution Systems (GDS) booking fees are incurred when the Company sells passenger tickets and ancillary services in advance of the travel date. The Company defers such costs and recognizes them as expenses when the travel occurs. Prepaid expense recorded on the consolidated balance sheets for such costs was $23 million and $24 million as of December 31, 2018 and December 31, 2017. The Company recorded related expense on the consolidated statement of operations of $217 million, $238 million and $173 million for the twelve months ended December 31, 2018, 2017 and 2016.

NOTE 4. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT

Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into call options for crude oil.

As of December 31, 2018, the Company had outstanding fuel hedge contracts covering 421 million gallons of crude oil that will be settled from January 2019 to June 2020.

Interest Rate Swap Agreements

The Company is exposed to market risk from adverse changes in variable interest rates on long-term debt and certain aircraft lease agreements. To manage this risk, the Company periodically enters into interest rate swap agreements. As of December 31, 2018, the Company has outstanding interest rate swap agreements with a third party designed to hedge the volatility of the underlying variable interest rates on lease agreements for six B737-800 aircraft, as well as four interest rate swap agreements with third parties designed to hedge the volatility of the underlying variable interest rates on $382 million of debt. All of the interest rate swap agreements stipulate that the Company pay a fixed interest rate and receive a floating interest rate over the term of the underlying contracts. The interest rate swap agreements expire from February 2020 through March 2021 to coincide with the lease termination dates, and October 2022 through September 2026 to coincide with the debt maturity dates. All significant terms of the swap agreements match the terms of the underlying hedged items and have been designated as qualifying hedging instruments, which are accounted for as cash flow hedges.

As qualifying cash flow hedges, the interest rate swaps are recognized at fair value on the balance sheet, and changes in the fair value are recognized in accumulated other comprehensive loss. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is recognized in interest expense, if material.

Fair Values of Derivative Instruments

Fair values of derivative instruments on the consolidated balance sheet (in millions):

	2018	2017
Fuel hedge contracts (not designated as hedges)
Prepaid expenses and other current assets	$2	$19
Other assets	2	3
Interest rate swaps (designated as hedges)
Prepaid expenses and other current assets	3	1
Other noncurrent assets	7	8
Other accrued liabilities	(3)	(3)
Other liabilities	(4)	(5)
Losses in accumulated other comprehensive loss (AOCL)	(1)	(2)

The net cash paid for new fuel hedge positions and received from settlements was $21 million, $12 million and $19 million during 2018, 2017, and 2016, respectively.

Pretax effect of derivative instruments on earnings and AOCL (in millions):

	2018	2017	2016
Fuel hedge contracts (not designated as hedges)
Gains (losses) recognized in Aircraft fuel	$1	$(6)	$(3)
Interest rate swaps (designated as hedges)
Losses recognized in Aircraft rent	(3)	(5)	(6)
Gains recognized in other comprehensive income (OCI)	—	1	8

The amounts shown as recognized in aircraft rent for cash flow hedges (interest rate swaps) represent the realized losses transferred out of AOCL to aircraft rent. No gains or losses related to interest rate swaps on variable rate debt have been recognized in interest expense during 2018. The amounts shown as recognized in OCI are prior to the losses recognized in aircraft rent during the period. The Company expects $2 million to be reclassified from OCI to aircraft rent and $3 million to interest income within the next twelve months.

NOTE 5. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments on a Recurring Basis

As of December 31, 2018, the total cost basis for marketable securities was $1.1 billion. There were no significant differences between the cost basis and fair value of any individual class of marketable securities.

Fair values of financial instruments on the consolidated balance sheet (in millions):

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Marketable securities
U.S. government and agency securities	$293	$—	$293	$328	$—	$328
Foreign government bonds	—	26	26	—	43	43
Asset-backed securities	—	190	190	—	209	209
Mortgage-backed securities	—	92	92	—	99	99
Corporate notes and bonds	—	520	520	—	726	726
Municipal securities	—	10	10	—	22	22
Derivative instruments
Fuel hedge contracts—call options	—	4	4	—	22	22
Interest rate swap agreements	—	10	10	—	9	9

Liabilities
Derivative instruments
Interest rate swap agreements	—	(7)	(7)	—	(8)	(8)

The Company uses the market and income approach to determine the fair value of marketable securities. U.S. government securities are Level 1 as the fair value is based on quoted prices in active markets. The remaining marketable securities instruments are Level 2 as the fair value is based on standard valuation models that calculate values from observable inputs such as quoted interest rates, yield curves, credit ratings of the security and other observable market information.

The Company uses the market and income approaches to determine the fair value of derivative instruments. The fair value for fuel hedge call options is determined utilizing an option pricing model that uses inputs that are readily available in active markets or can be derived from information available in active markets. In addition, the fair value considers exposure to credit losses in the event of non-performance by counterparties. Interest rate swap agreements are Level 2 as the fair value of these contracts is determined based on the difference between the fixed interest rate in the agreements and the observable LIBOR-based interest forward rates at period end, multiplied by the total notional value.

Activity and Maturities for Marketable Securities

Unrealized losses from marketable securities are primarily attributable to changes in interest rates. Management does not believe any remaining losses represent other-than-temporary impairments based on the Company's evaluation of available evidence as of December 31, 2018.

Proceeds from sales of marketable securities were $1.1 billion, $1.4 billion and $962 million in 2018, 2017, and 2016.

Maturities for marketable securities (in millions):

December 31, 2018	Cost Basis	Fair Value
Due in one year or less	$138	$138
Due after one year through five years	995	981
Due after five years through 10 years	12	12
Total	$1,145	$1,131

Fair Value of Other Financial Instruments

The Company used the following methods and assumptions to determine the fair value of financial instruments that are not recognized at fair value on the consolidated balance sheets.

Cash and Cash Equivalents: Carried at amortized costs which approximate fair value.

Debt: Debt assumed in the acquisition of Virgin America was subject to a non-recurring fair valuation adjustment as part of purchase price accounting. The adjustment is amortized over the life of the associated debt. All other fixed-rate debt is carried at cost. To estimate the fair value of all fixed-rate as of December 31, 2018, the Company uses the income approach by discounting cash flows using borrowing rates for comparable debt over the weighted life of the outstanding debt. The estimated fair value of the fixed-rate debt is Level 3 as certain inputs used are unobservable.

Fixed-rate debt on the consolidated balance sheet and the estimated fair value of long-term fixed-rate debt (in millions):

	December 31, 2018	December 31, 2017
Fixed rate debt at cost	$639	$956
Non-recurring purchase price accounting fair value adjustment	3	3
Total fixed rate debt	$642	$959

Estimated fair value	$641	$959

NOTE 6. LONG-TERM DEBT

Long-term debt obligations (in millions):

	2018	2017
Fixed-rate notes payable due through 2028	$642	$959
Variable-rate notes payable due through 2028	1,473	1,625
Less debt issuance costs	(12)	(15)
Total debt	2,103	2,569
Less current portion	486	307
Long-term debt, less current portion	$1,617	$2,262

Weighted-average fixed-interest rate	4.1%	4.2%
Weighted-average variable-interest rate	3.9%	2.8%

During 2018, the Company's total debt decreased $466 million, primarily due to payments of $807 million in 2018, including the prepayment of $451 million of debt. These reductions in debt were offset by the addition of secured debt financing from multiple lenders of $339 million. All outstanding debt is secured by aircraft, spare engines or by interest in certain aircraft purchase deposits.

The Company's variable-rate debt bears interest at a floating rate per annum equal to a margin plus the three or six-month LIBOR in effect at the commencement of each three or six-month period, as applicable. As of December 31, 2018, none of the Company's borrowings were restricted by financial covenants.

Long-term debt principal payments for the next five years and thereafter (in millions):

Total
2019	$488
2020	305
2021	263
2022	216
2023	262
Thereafter	579
Total principal payments	$2,113

Subsequent to year end, the Company prepaid approximately $262 million of outstanding secured debt. This debt is classified as short-term in nature on our Consolidated Balance Sheet as of December 31, 2018. Also subsequent to year end, the Company obtained additional secured debt financing of $254 million from multiple lenders. The new debt is secured by a total of nine aircraft.

Bank Line of Credit

The Company has three credit facilities with availability totaling $516 million. All three facilities have variable interest rates based on LIBOR plus a specified margin. One credit facility for $250 million expires in June 2021 and is secured by aircraft. A second credit facility increased from $75 million to $116 million in July 2018. It expires in July 2019, with a mechanism for annual renewal, and is secured by aircraft. A third credit facility for $150 million expires in March 2022 and is secured by certain accounts receivable, spare engines, spare parts and ground service equipment. The Company has secured letters of credit against the $116 million facility, but has no plans to borrow using either of the two other facilities. All three credit facilities have a requirement to maintain a minimum unrestricted cash and marketable securities balance of $500 million. The Company was in compliance with this covenant at December 31, 2018.

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

Deferred tax (assets) and liabilities comprise the following (in millions):

	2018	2017
Excess of tax over book depreciation	$1,066	$964
Intangibles—net	15	14
Other—net	43	88
Deferred tax liabilities	1,124	1,066

Mileage Plan™	(315)	(337)
Inventory obsolescence	(15)	(16)
Deferred gains	(5)	(5)
Employee benefits	(172)	(154)
Acquired net operating losses	(64)	(127)
Other—net	(43)	(57)
Deferred tax assets	(614)	(696)
Valuation allowance	2	—
Net deferred tax (assets) liabilities	$512	$370

In 2018, the Company adopted the full retrospective method under ASC 606 "Revenue Contracts with Customers." The tax deferred assets and liabilities from 2017 were adjusted to reflect the retrospective adjustments of ASC 606. The retrospective adjustments increased other-net deferred tax liabilities $45 million and increased deferred tax assets $129 million, for a net deferred tax change of $84 million.

At December 31, 2018, the Company had federal NOLs of approximately $243 million that expire beginning in 2032 and continuing through 2036, and state NOLs of approximately $189 million that expire beginning in 2029 and continuing through 2036.

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

Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. The Company has determined it is more likely than not that a portion of the capital loss carryforward will not be realized and, therefore, has provided a valuation allowance of $2 million for that portion. The Company reassesses the need for a valuation allowance each reporting period.

Components of Income Tax Expense

The components of income tax expense were as follows (in millions):

	2018	2017	2016
Current income tax expense:
Federal	$(5)	$127	$392
State	9	35	48
Total current income tax expense	4	162	440

Deferred income tax expense (benefit):
Federal	125	(3)	67
State	19	40	12
Total deferred income tax expense (benefit)	144	37	79
Income tax expense	$148	$199	$519

Income Tax Rate Reconciliation

Income tax expense reconciles to the amount computed by applying the 2018 U.S. federal rate of 21% to income before income tax and for deferred taxes as follows (in millions):

	2018	2017	2016
Income before income tax	$585	$1,159	$1,316

Expected tax expense	123	406	461
Nondeductible expenses	9	5	20
State income taxes	21	28	27
State income sourcing	—	9	12
Tax law changes	(7)	(237)	—
Other—net	2	(12)	(1)
Actual tax expense	$148	$199	$519

Effective tax rate	25.3%	17.2%	39.4%

As a result of the ASC 606 full retrospective adoption, 2017 tax expense increased by $26 million and 2016 tax expense decreased by $12 million.

As a result of tax changes signed into law during 2017, the Company recorded a deferred tax benefit of $237 million as a result of the reduction in future corporate income tax rate and other state law changes.

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

Uncertain Tax Positions

The Company has identified its federal tax return and its state tax returns in Alaska, Oregon and California as “major” tax jurisdictions.  A summary of the Company's jurisdictions and the periods that are subject to examination are as follows:

Jurisdiction	Period
Federal	2007 to 2017
Alaska	2012 to 2017
California	2007 to 2017
Oregon	2003 to 2017

Certain tax years are open to the extent of net operating loss carryforwards.

Changes in the liability for gross unrecognized tax benefits during 2018, 2017 and 2016 are as follows (in millions):

	2018	2017	2016
Balance at January 1,	$43	$40	$32
Additions related to prior years	1	16	—
Releases related to prior years	(4)	(2)	—
Additions related to current year activity	2	2	—
Additions from acquisitions	—	—	8
Releases due to settlements	(1)	(11)	—
Releases due to lapse of statute of limitations	(1)	(2)	—
Balance at December 31,	$40	$43	$40

As of December 31, 2018, the Company had $40 million of accrued tax contingencies, of which $33 million, if fully recognized, would decrease the effective tax rate. As of December 31, 2018, 2017 and 2016, the Company has accrued interest and penalties, net of federal income tax benefit, of $6 million, $5 million, and $3 million. In 2018, 2017, and 2016, the Company recognized an expense of $1 million, $2 million, and $3 million for interest and penalties, net of federal income tax benefit. At December 31, 2018, the Company has unrecognized tax benefits recorded as a liability. The Company reduced $3 million of reserves for uncertain tax positions in 2018, primarily due to settlements on state incomes taxes and statute lapses on reserved amounts. These uncertain tax positions could change as a result of the Company's ongoing audits, settlement of issues, new audits and status of other taxpayer court cases. The Company cannot predict the timing of these actions. Due to the positions being taken in various jurisdictions, the amounts currently accrued are the Company's best estimate as of December 31, 2018.

NOTE 8. EMPLOYEE BENEFIT PLANS

Four qualified defined-benefit plans, one non-qualified defined-benefit plan, and seven defined-contribution retirement plans cover various employee groups of Alaska, Horizon and McGee Air Services.

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

Qualified Defined-Benefit Pension Plans

The Company’s four qualified defined-benefit pension plans are funded as required by the Employee Retirement Income Security Act of 1974. The defined-benefit plan assets consist primarily of marketable equity and fixed-income securities. The work groups covered by qualified defined-benefit pension plans include salaried employees, pilots, clerical, office, passenger service employees, mechanics and related craft employees. The Company uses a December 31 measurement date for these plans. All plans are closed to new entrants.

Weighted average assumptions used to determine benefit obligations:

The rates below vary by plan and related work group.

	2018	2017
Discount rates	4.37% to 4.46%	3.69% to 3.78%
Rate of compensation increases	2.11% to 3.50%	2.11% to 16.51%

Weighted average assumptions used to determine net periodic benefit cost:

The rates below vary by plan and related work group.

	2018	2017	2016
Discount rates	3.69% to 3.78%	4.29% to 4.50%	4.55% to 4.69%
Expected return on plan assets	4.25% to 5.50%	5.50% to 6.00%	6.00% to 6.50%
Rate of compensation increases(a)	2.11% to 16.51%	2.12% to 2.59%	2.06% to 2.65%

(a)	Significant rate of compensation increase in 2018 is due to the new contract with our Mainline pilots, which was executed at the end of 2017.

The discount rates are determined using current interest rates earned on high-quality, long-term bonds with maturities that correspond with the estimated cash distributions from the pension plans. At December 31, 2018, the Company selected discount rates for each of the plans using a pool of higher-yielding bonds estimated to be more reflective of settlement rates, as management has taken steps to ultimately terminate or settle plans that are frozen and move toward freezing benefits in active plans in the future. In determining the expected return on plan assets, the Company assesses the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Plan assets are invested in common commingled trust funds invested in equity and fixed income securities and in certain real estate assets. The target and actual asset allocation of the funds in the qualified defined-benefit plans, by asset category, are as follows:

	Salaried Plan(a)			All other plans
	Target	2018	2017	Target	2018	2017
Asset category:
Domestic equity securities	5% - 9%	6%	8%	25% - 33%	28%	29%
Non-U.S. equity securities	1% - 5%	3%	3%	10% - 16%	12%	12%
Fixed income securities	86% - 94%	91%	89%	48% - 58%	53%	52%
Real estate	—%	—%	—%	2% - 8%	7%	6%
Cash equivalents	—%	—%	—%	—%	—%	1%
Plan assets		100%	100%		100%	100%

(a)
As our Salaried Plan is frozen and fully funded, our investment strategies differ significantly from that of our other outstanding plans. Investments are in lower-risk securities, with earnings designed to match cash outflows.

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

Plan asset by fund category (in millions):

	2018	2017	Fair Value Hierarchy
Fund type:
U.S. equity market fund	$431	$515	1
Non-U.S. equity fund	183	226	1
Credit bond index fund	1,135	1,232	1
Plan assets in common commingled trusts	$1,749	$1,973
Real estate	104	97	(a)
Cash equivalents	5	13	1
Total plan assets	$1,858	$2,083

(a)	In accordance with Subtopic 820-10, certain investments that are measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The following table sets forth the status of the qualified defined-benefit pension plans (in millions):

	2018	2017
Projected benefit obligation (PBO)
Beginning of year	$2,387	$2,043
Service cost	48	39
Interest cost	79	74
Actuarial (gain)/loss	(191)	300
Benefits paid	(98)	(69)
End of year	$2,225	$2,387

Plan assets at fair value
Beginning of year	$2,083	$1,846
Actual return on plan assets	(127)	291
Employer contributions	—	15
Benefits paid	(98)	(69)
End of year	$1,858	$2,083
Unfunded status	$(367)	$(304)

Percent funded	84%	87%

The accumulated benefit obligation for the combined qualified defined-benefit pension plans was $2.1 billion and $2.2 billion at December 31, 2018 and 2017.

The amounts recognized in the consolidated balance sheets (in millions):

	2018	2017
Accrued benefit liability-long term	$392	$335
Plan assets-long term (within Other noncurrent assets)	(25)	(31)
Total liability recognized	$367	$304

The amounts not yet reflected in net periodic benefit cost and included in AOCL (in millions):

	2018	2017
Prior service credit	$(8)	$(9)
Net loss	607	597
Amount recognized in AOCL (pretax)	$599	$588

The expected amortization of prior service credit and net loss from AOCL in 2019 is $1 million and $37 million, respectively, for the qualified defined-benefit pension plans.

Net pension expense for the qualified defined-benefit plans included the following components (in millions):

	2018	2017	2016
Service cost	$48	$39	$37
Interest cost	79	74	73
Expected return on assets	(107)	(106)	(108)
Amortization of prior service credit	(1)	(1)	(1)
Recognized actuarial loss	33	26	25
Net pension expense	$52	$32	$26

There are no current statutory funding requirements for the Company’s plans in 2019.

Future benefits expected to be paid over the next ten years under the qualified defined-benefit pension plans from the assets of those plans (in millions):

Total
2019	$99
2020	113
2021	115
2022	129
2023	132
2024– 2028	741

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

Post-retirement Medical Benefits

The Company allows certain retirees to continue their medical, dental and vision benefits by paying all or a portion of the active employee plan premium until eligible for Medicare, currently age 65. This results in a subsidy to retirees, because the premiums received by the Company are less than the actual cost of the retirees’ claims. The accumulated post-retirement benefit obligation for this subsidy is unfunded. The accumulated post-retirement benefit obligation was $82 million and $85 million at December 31, 2018 and 2017, respectively. The net periodic benefit cost was not material in 2018 or 2017.

Defined-Contribution Plans

The seven defined-contribution plans are deferred compensation plans under section 401(k) of the Internal Revenue Code. All of these plans require Company contributions. Total expense for the defined-contribution plans was $126 million, $103 million and $67 million in 2018, 2017, and 2016, respectively.

The Company also has a noncontributory, unfunded defined-contribution plan for certain elected officers of the Company who are ineligible for the nonqualified defined-benefit pension plan. Amounts recorded as liabilities under the plan are not material to the consolidated balance sheets at December 31, 2018 and 2017.

Pilot Long-term Disability Benefits

Alaska maintains a long-term disability plan for its pilots. The long-term disability plan does not have a service requirement. Therefore, the liability is calculated based on estimated future benefit payments associated with pilots that were assumed to be disabled on a long-term basis as of December 31, 2018 and does not include any assumptions for future disability. The liability includes the discounted expected future benefit payments and medical costs.  The total liability was $25 million and $28 million, which was recorded net of a prefunded trust account of $3 million and $3 million, and included in long-term other liabilities on the consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively.

Employee Incentive-Pay Plans

The Company has employee incentive plans that pay employees based on certain financial and operational metrics. These metrics are set and approved annually by the Compensation Committee of the Board of Directors. The aggregate expense under these plans in 2018, 2017 and 2016 was $147 million, $135 million and $127 million. The incentive plans are summarized below.

•
Performance-Based Pay (PBP) is a program that rewards the majority of Alaska and Horizon employees.  The program is based on various metrics that adjust periodically, including those related to Air Group profitability, safety, Mileage Plan™ and credit card growth, achievement of unit-cost goals and employee engagement as measured by customer satisfaction.

•
The Operational Performance Rewards Program entitles the majority of Alaska and Horizon employees to quarterly payouts of up to $300 per person if certain monthly operational and customer service objectives are met. In 2019, quarterly payout maximums per person have been increased to $450.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Future minimum payments for commitments as of December 31, 2018 (in millions):

	Aircraft Leases	Facility Leases	Aircraft Commitments(a)	Capacity Purchase Agreements(b)	Aircraft Maintenance Deposits
2019	$350	$133	$495	$138	$61
2020	320	124	517	145	65
2021	286	113	556	166	59
2022	262	94	307	174	48
2023	208	26	108	179	24
Thereafter	847	122	33	1,065	8
Total	$2,273	$612	$2,016	$1,867	$265

(a)	Includes non-cancelable contractual commitments for aircraft and engines, buyer furnished equipment, and aircraft maintenance and parts management.

(b)	Includes all non-aircraft lease costs associated with capacity purchase agreements.

Lease Commitments

Aircraft lease commitments include future obligations for the Company's operating airlines – Alaska and Horizon – as well as aircraft leases operated by third parties. At December 31, 2018, the Company had lease contracts for 10 B737 aircraft, 61 Airbus aircraft, nine Bombardier Q400 aircraft, and 32 E175 aircraft with SkyWest Airlines, Inc. (SkyWest). The Company has an additional two scheduled lease deliveries of A321neo aircraft in 2019, as well as three scheduled lease deliveries of E175 aircraft in 2021 to be operated by SkyWest. The Company does not intend to operate the three E175s currently scheduled for delivery in 2021, and is working to remove those aircraft from the capacity purchase agreement. All lease contracts have remaining non-cancelable lease terms ranging from 2019 to 2033. The Company has the option to increase capacity flown by SkyWest with eight additional E175 aircraft with deliveries from 2021 to 2022. Options to lease are not reflected in the commitments table above.

Facility lease commitments primarily include airport and terminal facilities and building leases. Total rent expense for aircraft and facility leases was $619 million, $552 million and $315 million, in 2018, 2017 and 2016.

Aircraft Purchase Commitments

Aircraft purchase commitments include non-cancelable contractual commitments for aircrafts and engines. As of December 31, 2018, the Company had commitments to purchase 36 B737 aircraft (four B737 NextGen aircraft and 32 B737 MAX aircraft, with deliveries in 2019 through 2023) and seven E175 aircraft with deliveries in 2019 and 2021. The Company also has cancelable purchase commitments for 30 Airbus A320neo aircraft with deliveries from 2022 through 2024. In addition, the Company has options to purchase 37 B737 aircraft and 30 E175 aircraft. The cancelable purchase commitments and option payments are not reflected in the table above.

Aircraft Maintenance and Parts Management

Through its acquisition of Virgin America, the Company has a separate maintenance-cost-per-hour contract for management and repair of certain rotable parts to support Airbus airframe and engine maintenance and repair. In 2017, Alaska entered into a similar contract for maintenance on its B737-800 aircraft engines. These agreements require monthly payments based upon utilization, such as flight hours, cycles and age of the aircraft, and, in turn, the agreement transfers certain risks to the third-party service provider. There are minimum payments under both agreements, which are reflected in the table above. Accordingly, payments could differ materially based on actual aircraft utilization.

Capacity Purchase Agreements (CPAs)

At December 31, 2018, Alaska had CPAs with three carriers, including the Company's wholly-owned subsidiary, Horizon. Horizon sells 100% of its capacity under a CPA with Alaska. In addition, Alaska has CPAs with SkyWest to fly certain routes in the Lower 48 and Canada and with PenAir to fly certain routes in the state of Alaska. Under these agreements, Alaska pays the carriers an amount which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. Future payments (excluding Horizon) are based on minimum levels of flying by the third-party carriers, which could differ materially due to variable payments based on actual levels of flying and certain costs associated with operating flights such as fuel.

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

In 2015, three flight attendants filed a class action lawsuit seeking to represent all California-based Virgin America flight attendants for damages based on alleged violations of California and City of San Francisco wage and hour laws. The court certified a class of approximately 1,800 flight attendants in November 2016. The Company believes the claims in this case are without factual and legal merit.

In July 2018, the Court granted in part Plaintiffs' motion for summary judgment, finding Virgin America, and Alaska Airlines, as a successor-in-interest to Virgin America, responsible for various damages and penalties sought by the class members. On February 4, 2019, the Court entered final judgment against Virgin America and Alaska Airlines in the amount of approximately $78 million. It did not award behavioral relief from Alaska Airlines.

The Company will then seek an appellate court ruling that the California laws on which the judgment is based are invalid as applied to national airlines pursuant to the U.S. Constitution and federal law and for other employment law and improper class certification reasons. The Company remains confident that a higher court will respect the federal preemption principles that were enacted to shield inter-state common carriers from a patchwork of state and local wage and hour regulations such as those at issue in this case and agree with the Company's other bases for appeal. For these reasons, no loss has been accrued.

NOTE 10. SHAREHOLDERS' EQUITY

Dividends

During 2018, the Board of Directors declared dividends of $1.28 per share. The Company paid dividends of $158 million, $148 million and $136 million to shareholders of record during 2018, 2017 and 2016.

Subsequent to year-end, the Board of Directors declared a quarterly cash dividend of $0.35 per share to be paid in March 2019 to shareholders of record as of February 19, 2019. This is a 9% increase from the most recent quarterly dividend of $0.32 per share.

Common Stock Repurchase

In August 2015, the Board of Directors authorized a $1 billion share repurchase program. As of December 31, 2018, the Company has repurchased 6 million shares for $438 million under this program.

At December 31, 2018, the Company held 7,619,046 shares in treasury. Management does not anticipate retiring common shares held in treasury for the foreseeable future.

Share repurchase activity (in millions, except shares):

	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
2015 Repurchase Program – $1 billion	776,186	$50	981,277	$75	2,594,809	$193

Accumulated Other Comprehensive Loss (AOCL)

AOCL consisted of the following (in millions, net of tax):

	2018	2017
Related to marketable securities	$(11)	$(5)
Related to employee benefit plans	(440)	(376)
Related to interest rate derivatives	3	1
	$(448)	$(380)

The Company adopted ASU 2018-02 in 2018. As a result, the Company reclassified approximately $62 million of tax effects in AOCL recorded in prior periods at previously enacted tax rates thus increasing Retained earnings.

In relation to the Tax Cuts and Jobs Act, amounts recognized in other comprehensive income subsequent to the December 22, 2017 enactment date, are taxed at the revised federal income tax rates. The Company's actuarial adjustments for employee benefit plans occur annually at December 31, and therefore are tax effected at the new lower rates. Accordingly, the effective tax rate for employee benefit plan amounts recognized in other comprehensive income at December 31, 2017 was lower than it historically has been.

NOTE 11. SPECIAL ITEMS

In 2018, the Company recognized special items of $87 million for merger-related costs associated with its acquisition of Virgin America. Costs classified as merger-related are directly attributable to merger activities.

The Company incurred a one-time settlement fee of $20 million for the termination of an existing maintenance services agreement and subsequently entered into a new services agreement that provides more flexibility for the timing and scope of engine work. Additionally, the Company incurred $25 million for one-time bonuses paid to employees as a result of tax reform. These charges were recognized as special charges and are included in the Special charges - other line on our consolidated statements of operations.

In 2017, the Company recognized $116 million in merger-related costs. The Company also recognized a special tax benefit of $237 million due to the remeasurement of net deferred tax liabilities as a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, partially offset by certain state tax law enactments.

In 2016, the Company recognized $117 million in merger-related costs. $39 million of these costs were not deductible under the U.S. federal tax law, as discussed in Note 7. The Company recognized a special tax expense of $17 million representing the discrete impacts of adjustments to the Company's position on income sourcing in various states.

The following breaks down merger-related costs incurred in 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Consulting and professional services	$45	$52	$32
Employee-related costs(a)	13	41	22
Banking fees	—	—	36
Legal and accounting fees	1	3	22
Other merger-related costs(b)	28	20	5
Total Merger-related Costs	$87	$116	$117

(a)	Employee-related costs consist primarily of severance, retention bonuses, and training and skill development.

(b)	Other merger-related costs consist primarily of costs for marketing and advertising, IT, employee appreciation and company sponsored events, moving expenses, supplies, and other immaterial expenses.

NOTE 12. STOCK-BASED COMPENSATION PLANS

The Company has various equity incentive plans under which it may grant stock awards to directors, officers and employees. The Company also has an employee stock purchase plan.

The table below summarizes the components of total stock-based compensation (in millions):

	2018	2017	2016
Stock options	$3	$3	$2
Stock awards	23	24	11
Deferred stock awards	1	1	1
Employee stock purchase plan	9	6	5
Stock-based compensation	$36	$34	$19

Tax benefit related to stock-based compensation	$9	$13	$7

Unrecognized stock-based compensation for non-vested options and awards and the weighted-average period the expense will be recognized (in millions):

	Amount	Weighted-Average Period
Stock options	$3	1.4
Stock awards	26	1.6
Unrecognized stock-based compensation	$29	1.6

The Company is authorized to issue 17 million shares of common stock under these plans, of which 9,851,918 shares remain available for future grants of either options or stock awards as of December 31, 2018.

Stock Options

Stock options to purchase common stock are granted at the fair market value of the stock on the date of grant. The stock options granted have terms of up to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2018	2017	2016
Expected volatility	30%	51%	51%
Expected term	6 years	6 years	6 years
Risk-free interest rate	2.61%	2.04%	1.23%
Expected dividend yield	1.94%	1.10%	1.50%
Weighted-average grant date fair value per share	$17.18	$41.19	$27.14
Estimated fair value of options granted (millions)	$1	$4	$2

The expected market price volatility and expected term are based on historical results. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected dividend yield is based on the estimated weighted average dividend yield over the expected term. The expected forfeiture rates are based on historical experience.

The tables below summarize stock option activity for the year ended December 31, 2018:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2017	441,467	$52.34	6.0	$11
Granted	204,700	66.67
Exercised	(40,848)	32.76
Canceled	(6,937)	67.12
Forfeited or expired	(25,140)	72.67
Outstanding, December 31, 2018	573,242	$57.78	6.6	$6

Exercisable, December 31, 2018	265,113	$41.47	4.5	$6
Vested or expected to vest, December 31, 2018	573,242	$57.78	6.6	$6

(in millions)	2018	2017	2016
Intrinsic value of option exercises	$1	$6	$9
Cash received from stock option exercises	1	3	3
Tax benefit related to stock option exercises	—	2	3
Fair value of options vested	2	3	3

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

The following table summarizes information about outstanding stock awards:

	Number of Units	Weighted-Average Grant Date Fair Value	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Non-vested, December 31, 2017	525,145	$85.47	1.6	$39
Granted	401,424	66.55
Vested	(310,403)	73.33
Forfeited	(104,353)	80.77
Non-vested, December 31, 2018	511,813	$78.75	1.5	$31

Deferred Stock Awards

Deferred Stock Units (DSUs) are awarded to members of the Board of Directors as part of their retainers. The underlying common shares are issued upon retirement from the Board, but require no future service period. As a result, the entire intrinsic value of the awards is expensed on the date of grant.

Employee Stock Purchase Plan

The ESPP allows employees to purchase common stock at 85% of the stock price on the first day of the offering period or the specified purchase date, whichever is lower. Employees may contribute up to 10% of their base earnings during the offering period to purchase stock. Employees purchased 632,145, 406,628 and 308,920 shares in 2018, 2017 and 2016 under the ESPP.

NOTE 13. OPERATING SEGMENT INFORMATION

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

Operating segment information is as follows (in millions):

	Year Ended December 31, 2018
	Mainline	Regional	Horizon	Consolidating & Other(b)	Air Group Adjusted(c)	Special Items(d)	Consolidated
Operating revenues
Passenger revenues	6,475	1,157	—	—	7,632	—	7,632
CPA revenues	—	—	508	(508)	—	—	—
Mileage Plan other revenue	397	37	—	—	434	—	434
Cargo and other	191	3	4	—	198	—	198
Total operating revenues	7,063	1,197	512	(508)	8,264	—	8,264
Operating expenses
Non-fuel operating expenses	4,577	1,024	465	(513)	5,553	132	5,685
Fuel expense	1,652	262	—	—	1,914	22	1,936
Total operating expenses	6,229	1,286	465	(513)	7,467	154	7,621
Nonoperating income (expense)
Interest income	53	—	—	(15)	38	—	38
Interest expense	(82)	—	(22)	13	(91)	—	(91)
Interest capitalized	16	—	2	—	18	—	18
Other	(12)	(11)	—	—	(23)	—	(23)
Total nonoperating expense	(25)	(11)	(20)	(2)	(58)	—	(58)
Income (loss) before income tax	$809	$(100)	$27	$3	$739	$(154)	$585

	Year Ended December 31, 2017
	Mainline	Regional	Horizon	Consolidating & Other(b)	Air Group Adjusted(c)	Special Items(d)	Consolidated
Operating revenues
Passenger revenues	6,278	1,023	—	—	7,301	—	7,301
CPA revenues	—	—	426	(426)	—	—	—
Mileage Plan other revenue	387	31	—	—	418	—	418
Cargo and other	167	4	4	—	175	—	175
Total operating revenues	6,832	1,058	430	(426)	7,894	—	7,894
Operating expenses
Non-fuel operating expenses	4,271	852	427	(427)	5,123	116	5,239
Fuel expense	1,282	172	—	—	1,454	(7)	1,447
Total operating expenses	5,553	1,024	427	(427)	6,577	109	6,686
Nonoperating income (expense)
Interest income	39	—	—	(5)	34	—	34
Interest expense	(92)	—	(13)	2	(103)	—	(103)
Interest capitalized	15	—	2	—	17	—	17
Other	3	—	—	—	3	—	3
Total nonoperating expense	(35)	—	(11)	(3)	(49)	—	(49)
Income (loss) before income tax	$1,244	$34	$(8)	$(2)	$1,268	$(109)	$1,159

	Year Ended December 31, 2016
	Mainline(a)	Regional	Horizon	Consolidating & Other(b)	Air Group Adjusted(c)	Special Items(d)	Consolidated
Operating revenues
Passenger revenues	4,415	977	—	—	5,392	—	5,392
CPA revenues	—	—	424	(424)	—	—	—
Mileage Plan other revenue	333	37	—	—	370	—	370
Cargo and other	160	4	—	(1)	163	—	163
Total operating revenues	4,908	1,018	424	(425)	5,925	—	5,925
Operating expenses
Non-fuel operating expenses	2,919	769	407	(424)	3,671	117	3,788
Fuel expense	719	125	—	—	844	(13)	831
Total operating expenses	3,638	894	407	(424)	4,515	104	4,619
Nonoperating income (expense)
Interest income	26	—	1	—	27	—	27
Interest expense	(42)	—	(9)	(4)	(55)	—	(55)
Interest capitalized	20	—	1	4	25	—	25
Other	13	—	—	—	13	—	13
Total nonoperating income (expense)	17	—	(7)	—	10	—	10
Income (loss) before income tax	$1,287	$124	$10	$(1)	$1,420	$(104)	$1,316

(a)
As the acquisition of Virgin America closed on December 14, 2016, Mainline financial results, presented above include Virgin America only for the period from December 14, 2016 to December 31, 2016. Financial results also reflect the impacts of purchase accounting.

(b)	Includes consolidating entries, Parent Company, McGee Air Services, and other immaterial business units.

(c)
The Air Group Adjusted column represents the financial information that is reviewed by management to assess performance of operations and determine capital allocations and excludes certain income and charges.

(d)	Includes merger-related costs, mark-to-market fuel-hedge accounting adjustments, and other special items.

	2018	2017	2016
Depreciation and amortization:
Mainline	$316	$308	$296
Horizon	82	64	67
Consolidated	$398	$372	$363

Capital expenditures:
Mainline	$571	$734	$608
Horizon	389	292	70
Consolidated	$960	$1,026	$678

Total assets at end of period:
Mainline	$16,853	$16,663
Horizon	1,229	929
Consolidating & Other	(7,170)	(6,846)
Consolidated	$10,912	$10,746

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended December 31, 2018.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Alaska Air Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Alaska Air Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Seattle, Washington
February 15, 2019

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers” under Item 1, “Our Business,” in Part I of this Form 10-K for information on the executive officers of Air Group and its subsidiaries. Except as provided herein, the remainder of the information required by this item is incorporated herein by reference from the definitive Proxy Statement for Air Group's 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2018 (hereinafter referred to as our “2019 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,420,926(1)	$57.78(2)	9,851,918(3)
Equity compensation plans not approved by security holders	—	Not applicable	—
Total	1,420,926	$57.78	9,851,918

(1)
Of these shares, 293,910 and 277,632 were subject to options then outstanding under the 2008 Plan and 2016 Plan, respectively, 200,363 were subject to outstanding restricted, performance and deferred stock unit awards granted under the 2008 Plan and 649,021 were subject to outstanding restricted, performance and deferred stock unit awards granted under the 2016 Plan. Outstanding performance awards are reflected in the table assuming that the target level of performance will be achieved.

(2)	This number does not reflect the 849,384 shares that were subject to outstanding stock unit awards granted under the 2008 and 2016 Plans.

(3)
Of the aggregate number of shares that remained available for future issuance, no shares were available under the 2008 Plan, 4,685,396 shares were available under the 2016 Plan and 5,166,522 shares were available under the ESPP. Subject to certain express limits of the 2016 Plan, shares available for award purposes under the 2016 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in shares of our common stock including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. Full-value shares issued under the 2016 Plan are counted against the share limit as 1.7 shares for every one share issued. This table does not give effect to that rule.

Other information required by this item is set forth under the heading “Beneficial Ownership of Securities” in our 2019 Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our 2019 Proxy Statement.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this report:

1.	Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALASKA AIR GROUP, INC.

By:	/s/ BRADLEY D. TILDEN	Date:	February 15, 2019
Bradley D. Tilden
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 15, 2019 on behalf of the registrant and in the capacities indicated.

/s/ BRADLEY D. TILDEN	Chairman and Chief Executive Officer (Principal Executive Officer)
Bradley D. Tilden

/s/ BRANDON S. PEDERSEN	Executive Vice President/Finance and Chief Financial Officer (Principal Financial Officer)
Brandon S. Pedersen

/s/ CHRISTOPHER M. BERRY	Vice President Finance and Controller (Principal Accounting Officer)
Christopher M. Berry

/s/ PATRICIA M. BEDIENT	Director
Patricia M. Bedient

/s/ JAMES A. BEER	Director
James A. Beer

/s/ MARION C. BLAKEY	Director
Marion C. Blakey

/s/ PHYLLIS J. CAMPBELL	Director
Phyllis J. Campbell

/s/ RAYMOND L. CONNER	Director
Raymond L. Conner

/s/ DHIREN R. FONSECA	Director
Dhiren R. Fonseca

/s/ SUSAN J. LI	Director
Susan J. Li

/s/ HELVI K. SANDVIK	Director
Helvi K. Sandvik

/s/ J. KENNETH THOMPSON	Director
J. Kenneth Thompson

/s/ ERIC K. YEAMAN	Director
Eric K. Yeaman

EXHIBIT INDEX
Certain of the following exhibits have been filed with the Securities and Exchange Commission and are incorporated by reference from the documents below. Certain others are filed with this Form 10-K. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Amended and Restated Certificate of Incorporation of Registrant	10-Q	August 3, 2017	3.1
10.1#	Aircraft General Terms Agreement, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.1
10.2#	Purchase Agreement No. 2497, dated June 15, 2005, between the Boeing Company and Alaska Airlines, Inc.	10-Q	August 5, 2005	10.2
10.3#	Supplemental Agreement No. 23 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q/A	August 2, 2011	10.1
10.4#	Supplemental Agreement No. 29 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.1
10.5#	Purchase Agreement No. 3866 between The Boeing Company and Alaska Airlines, Inc.	10-K	February 14, 2013	10.2
10.6#	Supplemental Agreement No. 39 to Purchase Agreement No. 2497 between The Boeing Company and Alaska Airlines, Inc.	10-Q	May 7, 2015	10.1
10.7#	Purchase Agreement, dated April 11, 2016, between Embraer S.A. and Horizon Air Industries, Inc.	10-Q	May 9, 2016	10.1
10.8^	A320 Aircraft Purchase Agreement, dated as of December 29, 2010, between Airbus S.A.S. and Virgin America Inc.	S-1/A^	October 7, 2014	10.15
10.9*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 4, 2011	10.3
10.10*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 4, 2011	10.4
10.11*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-Q	August 4, 2011	10.5
10.12*	Alaska Air Group, Inc. 2008 Performance Incentive Plan, Amended for Stock-Split	10-K	February 11, 2016	10.10
10.13*	Alaska Air Group, Inc. 2016 Performance Incentive Plan	8-K	May 18, 2016	10.1
10.14*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Nonqualified Stock Option Agreement	10-Q	August 2, 2016	10.1
10.15*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Incentive Stock Option Agreement	10-Q	August 2, 2016	10.2
10.16*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Performance Stock Unit Award Agreement	10-Q	August 2, 2016	10.3
10.17*	Alaska Air Group, Inc. 2016 Performance Incentive Plan, Form of Stock Unit Award Agreement	10-Q	August 2, 2016	10.4
10.18*	Alaska Air Group, Inc. 2010 Employee Stock Purchase Plan, as Amended for the Offering Period Commencing March 1, 2017	10-K	February 28, 2017	10.18
10.19*	Alaska Air Group, Inc. Stock Deferral Plan for Non-Employee Directors	10-K	February 11, 2016	10.12
10.20*	Alaska Air Group, Inc. Nonqualified Deferred Compensation Plan, as amended	10-Q	August 4, 2011	10.1
10.21*	1995 Elected Officers Supplementary Retirement Plan, as amended	10-Q	August 4, 2011	10.2
10.22*	Form of Alaska Air Group, Inc. Change of Control Agreement for named executive officers, as amended and restated October 16, 2014	10-K	February 11, 2016	10.15
10.23*	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended January 17, 2018	10-K	February 15, 2017	10.25
10.24*	Alaska Air Group Performance Based Pay Plan, Amended and Restated January 17, 2018	10-K	February 15, 2017	10.26
10.25*†	Alaska Air Group Operational Performance Rewards Plan Description, adopted January 3, 2005; Amended December 28, 2018
10.26*†	Alaska Air Group Performance Based Pay Plan, Amended and Restated January 16, 2019
21†	Subsidiaries of Registrant
23.1†	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.
#
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

^	Filed by Virgin America Inc., File Number 333-197660